Form 10-Q
period 2014-03-31
Sysorex Global Holdings Corp.
filed 2014-05-15
CIK 1529113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 001-36404

SYSOREX GLOBAL HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Nevada	88-0434915
(State or other jurisdiction	(I.R.S. Employer Identification
of incorporation or organization)	No.)

3375 Scott Blvd., Suite 440
Santa Clara, CA 95054
(Address of principal executive offices)(Zip Code)

(408) 702-2167
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,508,389 shares of common stock, par value $0.001 per share, outstanding as of May 14, 2014.

SYSOREX GLOBAL HOLDINGS CORP.

- INDEX -

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The information presented in this Form 10-Q reflects our one-for-two reverse stock split, which became effective on April 8, 2014, except as otherwise indicated.

SYSOREX GLOBAL HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
Assets
Current Assets
Cash and cash equivalents	$3,334,514	$2,103,955
Marketable securities	--	124,753
Accounts receivable, net	9,068,579	9,581,041
Notes receivable	1,130,000	1,130,000
Other receivables	606,454	--
Inventory	126,602	74,929
Prepaid expenses	1,029,968	381,583
Prepaid licenses and maintenance contracts	5,925,320	6,120,261
Restricted cash	71,429	71,429

Total Current Assets	21,292,866	19,587,951

Property and equipment, net	265,073	290,665
Software development costs, net	123,287	56,840
Deposits	749,227	749,227
Restricted cash, net of current portion	428,571	428,571
Prepaid licenses and maintenance contracts, non-current	5,916,538	4,268,010
Other assets	137,437	456,752
Trade name/trademarks, net	2,857,029	2,977,378
Customer relationships, net	2,964,517	3,085,953
Developed technology, net	1,178,750	1,265,000
Goodwill	5,766,901	5,707,580

Total Assets	$41,680,196	$38,873,927

See accompanying notes

SYSOREX GLOBAL HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	March 31,	December 31,
	2014	2013

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$8,739,189	$8,435,100
Accrued expenses	1,092,983	1,219,195
Accrued compensation and related benefits	2,604,527	2,622,356
Deferred revenue	7,166,934	7,402,149
Due to related parties	160,331	160,331
Advances payable	722,157	722,157
Notes payable	587,195	723,042
Revolving line of credit	5,274,473	5,697,590
Term loan	500,004	458,337

Total Current Liabilities	26,847,793	27,440,258

Long Term Liabilities
Deferred revenue, non-current	6,840,462	4,845,138
Term loan, non-current portion	249,996	291,663
Total Liabilities	33,938,251	32,577,059

Commitments and Contingencies

Stockholders' Equity

Preferred stock - $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	--	--
Common stock - $0.001 par value; 50,000,000 shares authorized; 14,499,532 and 14,094,532 issued and outstanding	14,500	14,095
Additional paid-in capital	23,803,081	21,531,457
Due from Sysorex Consulting Inc.	(665,554)	(665,554)
Accumulated other comprehensive income	--	3,048
Accumulated deficit (excluding $2,441,960 reclassified to additional paid in capital in quasi-reorganization)	(13,887,279)	(13,105,962)

Stockholders' Equity Attributable to Sysorex Global Holdings Corp.	9,264,748	7,777,084

Non- controlling Interest	(1,522,803)	(1,480,215)

Total Stockholders' Equity	7,741,945	6,296,869

Total Liabilities and Stockholders' Equity	$41,680,196	$38,873,927

See accompanying notes

SYSOREX GLOBAL HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2014	2013
Revenues, Net	$16,319,813	$5,361,544

Cost of Revenues	11,969,345	3,905,733

Gross Profit	4,350,468	1,455,811

Operating Expenses
Compensation and related benefits	3,245,142	1,088,640
Professional and legal fees	387,970	47,375
Consulting expenses	140,930	68,932
Occupancy	153,989	36,939
Acquisition costs	103,861	907,865
Costs associated with public offering	44,717	--
Amortization of intangibles	328,035	62,857
Other administrative	640,602	205,242

Total Operating Expenses	5,045,246	2,417,850

Loss from Operations	(694,778)	(962,039)

Other Income (Expense)
Other income	13,827	--
Interest expense	(107,954)	(27,538)
Interest expense - amortization of debt discount	--	(16,667)
Change in fair value of derivative liability	--	(489,168)
Total Other Income (Expense)	(94,127)	(533,373)

Loss before Provision for Income Taxes	(788,905)	(1,495,412)
Provision for Income Taxes	(35,000)	--

Net Loss	(823,905)	(1,495,412)

Net Loss Attributable to Non-controlling Interest	$(42,588)	$(37,041)

Net Loss Attributable to Stockholders of Sysorex Global Holdings Corp.	$(781,317)	$(1,458,371)

Net Loss Per Share - Basic and Diluted	$(0.05)	$(0.16)

Weighted Average Shares Outstanding
Basic and Diluted	14,244,699	9,372,342

See accompanying notes

SYSOREX GLOBAL HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2014
(Unaudited)

			Additional	Due to Sysorex	Accumulated Other		Non-	Total
	Common Stock		Paid-In	Consulting,	Comprehensive	Accumulated	Controlling	Stockholders'
	Shares	Amount	Capital	Inc.	Income (Loss)	Deficit	Interest	Equity

Balance - December 31, 2013	14,094,532	$14,095	$21,531,457	$(665,554)	$3,048	$(13,105,962)	$(1,480,215)	$6,296,869

Common stock issued for services	5,000	5	20,295					20,300
Common stock issued for cash	400,000	400	2,079,600					2,080,000
Stock options granted to employees for services			171,729					171,729
Unrealized gain on marketable securities					(3,048)			(3,048)
Net loss						(781,317)	(42,588)	(823,905)

Balance - March 31, 2014 (Unaudited)	14,499,532	$14,500	$23,803,081	$(665,554)	$-	$(13,887,279)	$(1,522,803)	$7,741,945

See accompanying notes

SYSOREX GLOBAL HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2014	2013
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(823,905)	$(1,495,412)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,498	17,642
Amortization of intangible assets	328,035	62,857
Stock based compensation	192,029	342,900
Investment income	(3,048)	--
Amortization of debt discount	--	16,667
Change in the fair value of derivative liability	--	489,168
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(93,992)	450,712
Inventory	(51,673)	(4,866)
Prepaid expenses	(648,385)	3,109
Prepaid licenses and maintenance contracts	(1,453,587)	(79,491)
Other assets	319,315	(332,035)
Accounts payable	304,089	(821,621)
Accrued expenses	(185,534)	370,695
Accrued compensation	(17,829)	--
Deferred revenue	1,760,109	84,479
Total Adjustments	489,027	600,216

Net Cash Used in Operating Activities	(334,878)	(895,196)

Cash Flows From (Used in) Investing Activities
Purchase of property and equipment	(10,352)	--
Proceeds from the sale of marketable securities	124,753	--
Investment in capitalized software	(70,000)	--
Cash paid for Lilien	--	(3,000,000)
Cash acquired in Lilien acquisition	--	1,112,485
Net Cash Flows Provided by (Used in) Investing Activities	44,401	(1,887,515)

Cash Flows from Financing Activities
Advances from revolving credit line	--	4,175,000
Repayment of line of credit	(423,117)	--
Net proceeds from issuance of common stock	2,080,000	--
Repayment of advances to related parties	--	(85,782)
Repayment of notes payable	(135,847)	(65,386)
Repayment of factor	--	(46,426)
Advance from Duroob Technology	--	94,419
Repayment of convertible notes	--	(105,000)

Net Cash Provided by Financing Activities	1,521,036	3,966,825

Net Increase in Cash and Cash Equivalents	1,230,559	1,184,114

Cash and Cash Equivalents - Beginning of period	2,103,955	8,301

Cash and Cash Equivalents - End of period	$3,334,514	$1,192,415

Supplemental Disclosure of cash flow information:
Cash paid for:
Interest	$85,271	$40,146
Income Taxes	$35,000	$--

Supplemental disclosures for non-cash operating, investing and financing activities:
Acquisition of Lilien:
Assumption of assets other than cash	$--	$15,180,332
Assumption of liabilities	$--	$17,216,770
Issuance of Common Stock	$--	$6,000,000

Issuance of common stock for settlement of liability	$--	$1,774,866

See accompanying notes

SYSOREX GLOBAL HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

Note 1 - Organization and Nature of Business

Overview

Sysorex Global Holdings Corp. (“SGHC”), through its wholly-owned subsidiaries, Lilien Systems, Shoom, Inc., Sysorex Government Services, Inc., Sysorex Federal, Inc. and majority-owned subsidiary, Sysorex Arabia LLC (“SA”) (collectively the “Company”), provides cybersecurity, data analytics, custom application development, cloud solutions, Mobile/BYOD solutions and strategic outsourcing to customers worldwide. The Company is headquartered in California, and has subsidiary offices in Virginia, Oregon, Hawaii, State of Washington, California and Riyadh, Saudi Arabia.

Liquidity

As of March 31, 2014 the Company has a working capital deficiency of approximately $5.5 million. For the three months ended March 31, 2014 the Company incurred a net loss of approximately $824,000 and used cash in operations of approximately $335,000.

The Company raised approximately $2 million in equity financing from a strategic investor during February 2014 and received approximately $17.7 million in April 2014, after deducting the underwriting discounts and commissions, in net proceeds from the sale of 3,166,666 shares in a public offering of which it used approximately $8.5 million of cash in the acquisition of AirPatrol (see note 19). The Company’s current capital resources as of March 31, 2014 and the equity financing and contract awards in the first quarter of 2014 are expected to be sufficient to fund planned operations during the succeeding twelve months.

The Company can give no assurance that it will be successful in implementing its business plan or obtain financing on terms advantageous to the Company if needed. Should the Company not be successful in implementing its business plan or obtaining the necessary financing to fund its short-term operations, the Company may need to curtail certain or all of its expansion activities.

Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the Company’s operations for the three-month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.  These interim condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and footnotes for the years ended December 31, 2013 and 2012 included in the prospectus filed with the Securities and Exchange Commission on April 10, 2014.

Note 3 - Summary of Significant Accounting Policies

Significant Accounting Policies

The Company's complete accounting policies are described in Note 2 to the Company's audited financial statements and footnotes for the years ended December 31, 2013 and 2012.

Principles of Consolidation

The condensed consolidated financial statements have been prepared using the accounting records of the Company and its wholly-owned subsidiaries Sysorex Federal, Inc., Sysorex Government Services, Inc., Lilien Systems, Shoom, Inc., and its majority-owned subsidiary, Sysorex Arabia LLC.  All material inter-company balances and transactions have been eliminated.

SYSOREX GLOBAL HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

Note 3 - Summary of Significant Accounting Policies (continued)

Principles of Consolidation (continued)

The Company owns 50.2% of Sysorex Arabia. As of March 31, 2014, SA had minimal cash, approximately $749,000 in deposits, $27,000 in other assets and intercompany balances and debts as disclosed in the following footnotes, with an accumulated deficit of approximately $1,603,000.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each of the reporting periods.  Actual results could differ from those estimates. The Company’s significant estimates consist of:

•	The valuation of stock-based compensation;
•	The allowance for doubtful accounts;
•	The valuation allowance for the deferred tax asset; and
•	Impairment of intangible assets.

Inventory

Inventory consisting primarily of finished goods is stated at the lower of cost or market utilizing the first-in, first-out method. The Company continually analyzes its slow-moving, excess and obsolete inventories.  Based on historical and projected sales volumes and anticipated selling prices, the Company establishes reserves.  If the Company does not meet its sales expectations, these reserves are increased.  Products that are determined to be obsolete are written down to net realizable value.  As of March 31, 2014 and December 31, 2013, the Company deemed any such allowance nominal.

Intangible Assets

Intangible assets primarily consist of developed technology, customer lists/relationships, and trade names and trademarks and are amortized ratably over a range of four to seven years which approximates customer attrition rate and technology obsolescence. The Company assesses the carrying value of its intangible assets for impairment each year. Based on its assessments, the Company did not incur any impairment charges for the three months ended March 31, 2014.

The Company develops and utilizes internal software for the processing of data provided by its customers.  Costs incurred in this effort are accounted for under the provisions of FASB ASC 350-40, Internal Use Software, whereby direct costs related to development and enhancement of internal use software are capitalized, and costs related to maintenance are expensed as incurred.  The Company capitalizes its direct internal costs of labor and associated employee benefits that qualify as development or enhancement.  These internal use software development costs are amortized over the estimated useful life which management has determined is four years following the year incurred.

SYSOREX GLOBAL HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

Note 3 - Summary of Significant Accounting Policies (continued)

Goodwill

The Company records goodwill and other indefinite-lived assets in connection with business combinations. Goodwill, which represents the excess of acquisition cost over the fair value of the net tangible and intangible assets of acquired companies, is not amortized. Indefinite-lived assets are stated at fair value as of the date acquired in a business combination. The Company’s goodwill balance and other assets with indefinite lives are evaluated for potential impairment annually each year and in certain other circumstances. The evaluation of impairment involves comparing the current fair value of the business to the recorded value, including goodwill. To determine the fair value of the business, the Company utilizes both the “Income Approach”, which is based on estimates of future net cash flows, and the “Market Approach”, which observes transactional evidence involving similar businesses. There was no impairment for the three months ended March 31, 2014.

Revenue Recognition

Revenues for the three months ended March 31, 2014 and 2013 are comprised of the following:

	Three Months Ended March 31,
	2014	2013
Resale of hardware	$8,836,631	$2,291,310
Resale of software	2,112,235	691,006
Maintenance services	2,629,042	830,281
Professional services contracts – time and materials	350,903	318,438
Professional services contracts – fixed price	1,417,670	1,230,509
Revenues from digital advertising and electronic services	973,332	--

Total	$16,319,813	$5,361,544

The Company is a systems integrator and consulting services company that provides IT solutions and services to its customers and recognizes revenue once four criteria are met: (1) persuasive evidence of an arrangement exists, (2) the price is fixed and determinable, (3) delivery (software and hardware) or fulfillment (maintenance) has occurred, and (4) there is reasonable assurance of collection of the sales proceeds (the “Revenue Recognition Criteria”). In addition, the Company also records revenues in accordance with Accounting Standards Codification (“ASC”) Topic 605-45 “Principal Agent Consideration” (“ASC 605-45”). The Company evaluates the sales of products and services on a case by case basis to determine whether the transaction should be recorded gross or net, including, but not limited to, assessing whether or not the Company: 1) is the primary obligor in the transaction; 2) has inventory risk with respect to the products and/or services sold; 3) has latitude in pricing; and 4) changes the product or performs part of the services sold. The Company evaluates whether revenues received from the sale of hardware and software products, licenses, and services, including maintenance and professional consulting services should be recognized on a gross or net basis on a transaction by transaction basis.  As of the date hereof, the Company has determined that all revenues received should be recognized on a gross basis in accordance with applicable the standards.

Cooperative reimbursements from vendors, which are earned and available, are recorded in the period the related advertising expenditure is incurred. Cooperative reimbursements are recorded as a reduction of cost of sales in accordance with ASC Topic 605-50 “Accounting by a Customer (including reseller) for Certain Consideration Received from a Vendor.” Provisions for returns are estimated based on historical sales returns and credit memo analysis which are adjusted to actual on a periodic basis.  The Company receives Marketing Development Funds (MDF) from vendors based on quarterly sales performance to promote the marketing of vendor products and services. The Company must file claims with vendors for these cooperative reimbursements by providing invoices and receipts for marketing expenses. Reimbursements are recorded as a reduction of marketing expenses and other applicable selling general and administrative expenses in the period in which the expenses were incurred.

SYSOREX GLOBAL HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

Note 3 - Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

The Company also enters into sales transactions whereby customer orders contain multiple deliverables, and reports its multiple deliverable arrangements under ASC 605-25 “Revenue Arrangements with Multiple Deliverables” (“ASC-605-25”). These multiple deliverable arrangements primarily consist of the following deliverables: the Company’s design, configuration, installation, integration, warranty/maintenance and consulting services; and third-party computer hardware, software and warranty maintenance services.   In situations where the Company bundles all or a portion of the separate elements, Vendor Specific Objective Evidence (“VSOE”) is determined based on prices when sold separately.  For the three months ended March 31, 2014 and 2013 revenues recognized as a result of customer contracts requiring the delivery of multiple elements was $12,327,841 and $2,851,477, respectively.

Hardware, Software and Licensing Revenue Recognition

Generally, the Revenue Recognition Criteria are met with respect to the sales of hardware and software products when they are shipped to the customer.  The delivery of products to our customers occurs in a variety of ways, including (i) as a physical product shipped from the Company’s warehouse, (ii) via drop-shipment by a third-party vendor, or (iii) via electronic delivery with respect to software licenses. The Company leverages drop-ship arrangements with many of its vendors and suppliers to deliver products to customers without having to physically hold the inventory at its warehouse.  In such arrangements, the Company negotiates the sale price with the customer, pays the supplier directly for the product shipped, bears credit risk of collecting payment from its customers and is ultimately responsible for the acceptability of the product and ensuring that such product meets the standards and requirements of the customer.  As a result, the Company recognizes the sale of the product and the cost of such upon receiving notification from the supplier that the product has shipped. Vendor rebates and price protection are recorded when earned as a reduction to cost of sales or merchandise inventory, as applicable.  Vendor product price discounts are recorded when earned as a reduction to cost of sales. Vendor product sales volume and growth incentive rebates based on total Company quarterly sales are recorded when earned as other income.

Maintenance and Professional Services Revenue Recognition

With respect to sales of our maintenance, consulting and other service agreements including our digital advertising and electronic services, the Revenue Recognition Criteria is met once the service has been provided. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. The fixed rate includes direct labor, indirect expenses, and profits. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. Anticipated losses are recognized as soon as they become known.  For the three months ended March 31, 2014 and 2013 the Company did not incur any such losses. These amounts are based on known and estimated factors. Revenues from time and material or firm fixed price long-term and short-term contracts are derived principally with various United States Government agencies, Saudi Arabian Government agencies, and commercial customers.

The Company recognizes revenue for sales of all services billed as a fixed fee ratably over the term of the arrangement as such services are provided. Billings for such services that are made in advance of the related revenue recognized are recorded as deferred revenue and recognized as revenue ratably over the billing coverage period.  Amounts received as prepayments for services to be rendered are recognized as deferred revenue.  Revenue from such prepayments is recognized when the services are provided.

The Company’s maintenance services agreements permit customers to obtain technical support from the Company and/or the manufacturer and to update, at no additional cost, to the latest technology if new software updates are introduced during the period that the maintenance agreement is in effect. Since the Company assumes certain responsibility for product staging, configuration, installation, modification, and integration with other client systems, retains general inventory risk upon customer return or rejection, and is the most familiar with the customer and its required specifications, it generally serves as the initial contact with the customer with respect to any maintenance services required and therefore will perform all or part of the required service.

SYSOREX GLOBAL HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

Note 3 - Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

Typically, the Company sells maintenance contracts for a separate fee with initial contractual periods ranging from one to three years with renewal for additional periods thereafter. The Company generally bills maintenance fees in advance, records the amounts received as deferred revenue with respect to any portion of the fee for which services have not yet been provided. The Company recognizes the related revenue ratably over the term of the maintenance agreement as services are provided. In situations where the Company bundles all or a portion of the maintenance fee with products, VSOE for maintenance is determined based on prices when sold separately.

Customers that have purchased maintenance/warranty services have a right to cancel and receive a refund of the amounts paid for unused services at any time during the service period upon advance written notice to the Company.  Cancellation and refund privileges with respect to maintenance/warranty services lapse as to any period during the term of the agreement for which such services have already been provided.  Customers do not have the right to a refund of paid fees for maintenance/warranty services that the Company has earned and recognized as revenue. Invoices issued for maintenance/warranty services not yet rendered are recorded as deferred revenue and then recognized as revenue ratably over the service period. As a result (1) the warranty and maintenance service fees payable by each customer are separately accounted for in each customer purchase order as a separate line item, and (2) upon the Company’s receipt and acceptance of a request for refund of maintenance/warranty services not yet provided, the Company’s obligation to perform any additional maintenance/warranty services will end. Sales are recorded net of discounts, rebates, and returns.

Stock-Based Compensation

The Company accounts for options granted to employees by measuring the cost of services received in exchange for the award of equity instruments based upon the fair value of the award on the date of grant.  The fair value of that award is then ratably recognized as expense over the period during which the recipient is required to provide services in exchange for that award.

Options and warrants granted to consultants and other non-employees are recorded at fair value as of the grant date and subsequently adjusted to fair value at the end of each reporting period until such options and warrants vest, and the fair value of such instruments, as adjusted, is expensed over the related vesting period.

The Company incurred stock-based compensation charges, net of estimated forfeitures of $192,029 and $342,900 for the three month period ended March 31, 2014 and 2013, respectively.  The following table summarizes the nature of such charges for the three months then ended:

	March 31, 2014	March 31, 2013

Compensation and related benefits	$171,729	$38,600
Acquisition transaction costs	20,300	304,300

Totals	$192,029	$342,900

Net Loss Per Share

The Company computes basic and diluted earnings per share by dividing net loss by the weighted average number of common shares outstanding during the period. Basic and diluted net loss per common share were the same since the inclusion of common shares issuable pursuant to the exercise of options and warrants in the calculation of diluted net loss per common shares would have been anti-dilutive.

SYSOREX GLOBAL HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

Note 3 - Summary of Significant Accounting Policies (continued)

Net Loss Per Share (continued)

The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the three months ended March 31, 2014 and 2013 on a post-split basis:

	March 31, 2014	March 31, 2013

Options	2,067,210	836,250
Warrants	411,262	505,012

Totals	2,478,472	1,341,262

Reclassification

Certain accounts in the prior year’s financial statements have been reclassified for comparative purposes to conform with the presentation in the current year’s financial statements. These reclassifications have no effect on previously reported earnings.

Recent Accounting Pronouncements

The U.S. Financial Accounting Standards Board issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08) in April 2014.  This new standard raises the threshold for disposals to qualify as discontinued operations, allows companies to have significant continuing involvement and continuing cash flows and provides for new and additional disclosures of discontinued operations and individually material disposal transactions.  The Company anticipates adopting the new standard when it becomes effective in the first quarter of 2015. The Company does not expect the adoption of ASU 2014-08 to have a material effect on its condensed consolidated financial statements.

Subsequent Events

The Company evaluates events and/or transactions occurring after the balance sheet date and before the issue date of the condensed consolidated financial statements to determine if any of those events and/or transactions requires adjustment to or disclosure in the condensed consolidated financial statements.

Reverse Stock Split

The board of directors was authorized by the Company's stockholders to effect a 1-for-2 reverse stock split of its common stock which was effective April 8, 2014.  The financial statements and accompanying notes give effect to the 1-for-2 reverse stock split as if it occurred as of the beginning of the first period presented.

Note 4 - Acquisition of the Business of Lilien LLC

On March 20, 2013, the Company entered into an Asset Purchase and Merger Agreement (the “Agreement”) to acquire substantially all of the assets and liabilities of Lilien LLC and 100% of the stock of Lilien Systems (collectively referred hereafter as “Lilien”) effective as of March 1, 2013. Lilien is an information technology company whose operations complement and significantly expand the Company's current base of business.

SYSOREX GLOBAL HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

Note 4 - Acquisition of the Business of Lilien LLC (continued)

The purchase price of this acquisition aggregated $9,000,000 and consisted of cash of $3,000,000, and 6,000,000 shares of the Company's common stock deemed to have a fair value of $6,000,000.  The cash consideration of $3,000,000 was obtained by the Company through a borrowing under a credit facility entered into jointly by Sysorex Government Services, Inc. and Lilien Systems concurrently with and for the express purpose of consummating that acquisition.   Total costs incurred for the Lilien acquisition were $907,865 which consisted primarily of professional fees.

Lilien Systems and Sysorex Government Services are co-borrowers on the loan and both guaranteed the debt.  As they are part of the consolidated group of the Company no accounting consideration related to the co-guaranty was deemed necessary since such impact, if any, would be eliminated in consolidation.

Additionally, under the terms of the Agreement, the Company is liable to the former members of Lilien LLC for the payment of additional cash consideration on March 20, 2015 to the extent that they receive less than $1.00 per share from the sale of the 6,000,000 shares of the Company's common stock referred to above (the “Guaranteed Amount”), less customary commissions, on or before March 20, 2015, provided the stockholders are in compliance with the terms and conditions of the lock-up agreement. Notwithstanding the foregoing, in the event that the gross profits for calendar 2013 and 2014 attributable to the Lilien assets are more than 20% below what was forecasted to the Company, the Guaranteed Amount will be proportionately reduced. As of the date of the acquisition and December 31, 2013 the guaranteed amount was de minimis.

The acquisition of Lilien was accounted for by the Company under the acquisition method of accounting, whereby assets acquired and liabilities assumed by the Company are recorded at their estimated fair values as of the date of acquisition and the results of operations of the acquired company are consolidated with those of the Company from the date of acquisition. The Company deemed the quoted market prices for those shares not to be a reliable measurement method due to the very limited trading activity in such securities.

The purchase price is allocated as follows:

Assets Acquired:
Cash	$1,112,485
Receivables	4,870,471
Inventory	55,410
Other current assets (Note A)	852,759
Prepaid Licenses/Contracts (Note B)	9,146,954
Property and equipment	254,638
Trade name/trademarks (Note C)	3,250,000
Customer relationships (Note C)	2,130,000
Goodwill	4,544,053
26,216,770
Liabilities Assumed:
Accounts payable	5,094,390
Accrued expenses (Note D)	970,139
Deferred Revenue	11,152,241
17,216,770
Purchase Price	$9,000,000

(A)
Other current assets consist primarily of $356,000 of rebates receivable, $107,000 of prepaid expenses, $195,000 of unbilled revenues and $153,000 for a working capital settlement adjustment. The asset purchase agreement included a provision for an adjustment to working capital as of the closing date of the transaction.

(B)	Prepaid licenses/contracts are payments made by the Company directly to the manufacturer for the maintenance services and are being amortized over the life of the contract
(C)	The trade name/trademarks and customer relationships are identifiable intangible assets that are being amortized over their useful life of seven years.
(D)	Accrued expenses consist primarily of $654,000 of accrued compensation, $50,000 of accrued other operational expenses and $35,000 of sales taxes payable.

SYSOREX GLOBAL HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

Note 5 - Acquisition of Shoom, Inc.

Effective August 31, 2013, the Company entered into an Agreement and Plan of Merger (the “Agreement”) to acquire 100% of the stock of Shoom, a California based provider of cloud based data analytics and enterprise solutions to the media, publishing, and entertainment industries.

The purchase price of this acquisition aggregated $8,107,000 and consisted of cash to be paid of $2,500,000, and 2,762,000 shares of the Company's common stock deemed to have a fair value of $5,607,000. The cash portion was funded by the excess working capital the Company obtained from the Shoom acquisition.  The cash consideration is subject to adjustment under terms of the Agreement. Total costs incurred for the Shoom acquisition were $316,387 which consisted primarily of professional fees.

The acquisition of Shoom was accounted for by the Company under the acquisition method of accounting, whereby assets acquired and liabilities assumed by the Company are recorded at their estimated fair values as of the date of acquisition and the results of operations of the acquired company are consolidated with those of the Company from the date of acquisition. The Company deemed the quoted market prices for those shares not to be a reliable measurement method due to the very limited trading activity in such securities.

The purchase price is allocated as follows:

Assets Acquired:
Cash	$3,669,000
Marketable securities	605,000
Receivables	141,000
Other assets (Note A)	178,000
Property and equipment	29,000
Trade name/trademarks (Note B)	120,000
Customer relationships (Note B)	1,270,000
Developed technology (Note C)	1,380,000
Goodwill	1,164,000
8,556,000
Liabilities Assumed:
Accounts payable	69,000
Other current liabilities (Note D)	380,000
449,000
Purchase Price	$8,107,000

(A)	Other current assets consist primarily of approximately $137,000 of prepaid expenses, $30,000 of other receivables and $11,000 of security deposits.
(B)	The trade name/trademarks and customer relationships are identifiable intangible assets that are being amortized over their useful life of seven years.
(C)	The developed technology is an identifiable intangible asset that is being amortized over their useful life of four years.
(D)	Other current liabilities consist primarily of approximately $136,000 of payroll liabilities and $167,000 of profit sharing liabilities.

SYSOREX GLOBAL HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

Note 6 – Proforma Financial Information

The following unaudited proforma financial information presents the consolidated results of operations of the Company, Lilien and Shoom for the quarter ended March 31, 2013, as if the acquisitions had occurred on January 1, 2013 instead of on March 1, 2013 for Lilien and August 31, 2013 for Shoom. The proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.

Three months ended March 31, 2013
Revenues	$11,548,370
Net Loss Attributable to Common Shareholder	$(1,306,216)
Weighted Average Number of Common Shares Outstanding, basic and diluted	13,337,998
Loss Per Common Share - Basic and Diluted	$(.10)

Note 7 – Notes Receivable

Secured Promissory Notes

On August 30, 2013, the Company entered into a Secured Promissory Note (the “Note”) agreement wherein it loaned $1,000,000 to AirPatrol Corporation, a company in the field of cyber security to support its operations.  The Note is due on April 29, 2014, accrues interest at 8% per annum, and is collateralized by the general assets of the debtor.  This note was repaid on April 16, 2014 with the closing of the AirPatrol acquisition.  (See Note 19).

On October 14, 2013, the Company entered into a Secured Promissory Note (the “Note”) agreement wherein it loaned $130,000 to IronSky Corporation, a company in the field cyber security solutions to support its operations.  The Note is due on March 31, 2014, accrues interest at 8% per annum, and is collateralized by the general assets of the debtor. The Company is in current negotiations with Ironsky about payment and the terms of the note.

SYSOREX GLOBAL HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

Note 8 - Due from Related Parties

Non-interest bearing amounts due on demand from a related party was $665,554 as of March 31, 2014 and December 31, 2013 and consisted primarily of amounts due from Sysorex Consulting, Inc.  As Sysorex Consulting, Inc. is a direct shareholder of and an investor in the Company, the amounts due from Sysorex Consulting, Inc. as of March 31, 2014 and December 31, 2013 have been classified in and as a reduction of stockholders' deficiency.

Note 9 - Intangible Assets

Lilien Acquisition

Balances of the intangible assets that relate to the Lilien acquisition are as follows as of March 31, 2014:

	As of March 31, 2014
Amortized Intangible Assets	Gross Carrying Amount	Accumulated Amortization

Trade name/trademarks	$3,250,000	$(502,971)
Customer relationships	2,130,000	(329,650)
Total	$5,380,000	$(832,621)

The weighted average remaining amortization period for the Company’s trade names/ trademarks and customer relationships is 3.57 and 2.34 years, respectively.

Shoom Acquisition

Balances of the intangible assets that relate to the Shoom acquisition are as follows as of March 31, 2014:

	As of March 31, 2014
Amortized Intangible Assets	Gross Carrying Amount	Accumulated Amortization

Trade name/trademarks	$120,000	$(10,000)
Customer relationships	1,270,000	(105,833)
Developed technology	1,380,000	(201,250)
Total	$2,770,000	$(317,083)

The weighted average remaining amortization period for the Company’s trade names/ trademarks, customer relationships and developed technology is 0.29, 3.05 and 1.64 years, respectively.

Aggregate Amortization Expense:

Aggregate amortization expense for the three months ended March 31, 2014 was $328,035.

The following table presents the Company’s estimate for total amortization expense for the year ended December 31, 2014 through 2019 and thereafter.

Year Ending December 31,	Amount
2014	$984,108
2015	1,312,143
2016	1,312,143
2017	1,197,143
2018	967,143
2019 and thereafter	1,227,616
Total	$7,000,296

SYSOREX GLOBAL HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

Note 10 – Goodwill

The changes to the carrying amount of goodwill for the three months ended March 31, 2014 are as follows:

Balance at January 1, 2014	$5,707,580

Measurement period adjustment	59,321

Balance at March 31, 2014	$5,766,901

The measurement period adjustment of $59,321 relates to an adjustment of the tax attributes associated with the assets acquired in the Shoom, Inc. acquisition.

Note 11 - Deferred Revenue

Deferred revenue as of March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
Deferred Revenue, current
Lilien maintenance agreements	$6,926,777	$7,161,992
Services to be provided by Shoom	3,866	3,866
Services to be provided by Sysorex	236,291	236,291
Total Deferred Revenue, current	7,166,934	7,402,149

Deferred Revenue, non-current
Lilien maintenance agreements	6,840,462	4,845,138

Total Deferred Revenue	$14,007,396	$12,247,287

The fair value of the deferred revenue approximates the services to be rendered.

Note 12 - Due to Related Parties

Non-interest bearing amounts due on demand to related parties as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013

Duroob Technology, Inc., an entity whose CEO owns 49.8% of Sysorex Arabia LLC, the Company’s 50.2% owned subsidiary.	160,331	160,331

Totals	$160,331	$160,331

Note 13 - Notes Payable

Notes payable and accrued interest as of March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
a) Note payable dated July 1, 2008	$108,566	$208,566
b) Note payable dated August 31, 2013	478,629	514,476

Totals	$587,195	$723,042

SYSOREX GLOBAL HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

Note 13 - Notes Payable (continued)

a)	Note payable dated July 1, 2008

On July 1, 2008, the Company entered into a note payable for gross proceeds of $515,233.  The note has no stated interest rate or repayment terms and matured on July 31, 2012.  Effective December 31, 2013, that arrangement has been amended and the maturity date was revised to March 31, 2014.  This note was paid in full on April 15, 2014.

b)	Note payable dated August 31, 2013

On August 31, 2013 the Company entered into an Agreement and Plan of Merger to acquire Shoom for a purchase price of $2,500,000, including $500,000 deposited in escrow, which is listed as restricted cash of $71,429 and restricted cash – net of current portion of $428,571, for the Shoom acquisition of which any amounts not subject to claims shall be released to the Shoom Shareholders, on a pro-rata basis, on each of the seven (7) anniversary dates of the Closing Date in seven equal installments, and 2,762,000 shares of common stock. Pursuant to the terms of the Shoom agreement, the delivery of the Shoom Consideration to each stockholder was subject to the return of certain documentation thus the Company initially recorded the cash consideration to be paid as a non-interest bearing note in the amount of $2,500.000.  As of March 31, 2014, $478,629 was still payable to the Shoom Shareholders and was recorded by the Company as a note payable with no interest accruing.  Post-acquisition the Shoom Shareholders collectively own approximately 8% of the Company.

Note 14 - Common Stock

On January 24, 2014, the Company issued 5,000 shares of common stock under the terms of a consulting services agreement which were fully vested upon date of grant. The Company recorded an expense of $20,300 during the three months ended March 31, 2014, which has been included as a component of Acquisition costs in the condensed consolidated statement of operations.

On February 26, 2014 the Company issued 400,000 shares of common stock at $5.20 per share for proceeds of $2,080,000 in equity financing from a strategic investor.

Note 15 - Options

On January 27, 2014 the Company granted options for the purchase of 10,000 shares of common stock to an employee. These options have a four year vesting schedule, have a life of ten years and an exercise price of $4.74 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the award was $16,600.  The fair value of the common stock as of grant date was $4.06 share.

As of March 31, 2014, the fair value of non-vested options totaled $2,324,326 which will be amortized to expense over the weighted average remaining term of 3.61 years.

The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option-pricing model.  Key weighted-average assumptions used to apply this pricing model during the three months ended March 31, 2014 were as follows:

Risk-free interest rate	2.78%
Expected life of option grants	10 years
Expected volatility of underlying stock	39.4%
Dividends	$--

The expected stock price volatility for the Company’s stock options was determined by the historical volatilities for industry peers and used an average of those volatilities.  The Company attributes the value of stock-based compensation to operations on the straight-line single option method.  Risk free interest rates were obtained from U.S. Treasury rates for the applicable periods.

SYSOREX GLOBAL HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

Note 16 - Credit Risk and Concentrations

Financial instruments that subject the Company to credit risk consist principally of trade accounts receivable and cash and cash equivalents. The Company performs certain credit evaluation procedures and does not require collateral for financial instruments subject to credit risk. The Company believes that credit risk is limited because the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited.

The Company maintains cash deposits with financial institutions, which, from time to time, may exceed federally insured limits. Cash is also maintained at a foreign financial institution for its majority-owned subsidiary. Cash in foreign financial institutions as of March 31, 2014 and December 31, 2013 was immaterial. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash.

As of March 31, 2014, Customer B represented approximately 16%, and Customer D represented approximately 10% of total accounts receivable. As of March 31, 2013, Customer C represented approximately 27%, and Customer E represented approximately 10% of total accounts receivable.

The following table sets forth the percentages of revenue derived by the Company from those customers which accounted for at least 10% of revenues during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	$	%	$	%
Customer A	2,332,539	14%	--	--
Customer B	2,025,221	12%	--	--
Customer C	--	--	1,436,588	27%

SYSOREX GLOBAL HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

Note 17 – Segment Reporting and Foreign Operations

The Company operates in the following business segments:

•
IT Commercial: These services include enterprise computing and storage, virtualization, business continuity, networking and information technology business consulting services to commercial organizations.

•
IT Government: Information technology and telecommunications solutions and services primarily to government agencies in the United States, (Domestic) and Saudi Arabia (Foreign). The operations include systems integration and consulting, including, but not limited to: custom application/software design, architecture and development, data center design and operations services, command control, computer communication, intelligence (C4I) system consulting, program management and security solutions and services.

•
eSolutions: Internet based hosting eServices to its customers located in Europe (Foreign), Canada (Foreign) and the United States (Domestic) by providing Cloud-based data analytics and enterprise solutions to the media, publishing, and entertainment industries.

	IT Commercial	IT Government:	eSolutions	Unallocated/ Corporate/Other	Total
Three months ended March 31, 2014
Revenues from external customers	$13,965,000	$1,382,000	$973,000	$--	$16,320,000
Cost of revenues	$(10,951,000)	$(816,000)	$(202,000)	$--	$(11,969,000)
Gross margin	$3,013,000	$566,000	$771,000	$--	$4,350,000
Depreciation and amortization	$21,000	$7,000	$11,000	$--	$39,000
Amortization of Intangibles	$192,000	$--	$136,000	$--	$328,000
Segment profit (loss)	$(99,000)	$84,000	$223,000	$(1,032,000)	$(824,000)

Three months ended March 31, 2013
Revenues from external customers	$4,276,000	$1,086,000	$--	$--	$5,362,000
Cost of revenues	$(3,313,000)	$(593,000)	$--	$--	$(3,906,000)
Gross margin	$963,000	$493,000	$--	$--	$1,456,000
Depreciation	$8,000	$10,000	$--	$--	$18,000
Amortization of Intangibles	$63,000	$--	$--	$--	$63,000
Segment profit (loss)	$(19,000)	$128,000	$--	$(1,604,000)	$(1,495,000)

As of March 31, 2014
Total property and equipment	$223,000	$9,000	$31,000	$2,000	$265,000
Property and equipment additions	$9,000	$1,000	$--	$--	$10,000
Intangible assets and goodwill	$9,091,000	$--	$3,676,000	$--	$12,767,000
Intangible assets and goodwill additions	$--	$--	$59,000	$--	$59,000
Total segment assets	$31,906,000	$3,765,000	$9,150,000	$(3,141,000)	$41,680,000

SYSOREX GLOBAL HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

Note 17 – Segment Reporting and Foreign Operations (continued)

The Company’s operations are located primarily in the United States and Saudi Arabia. Revenues by geographic area are attributed by country of domicile of our subsidiaries. The financial data by geographic area are as follows:

	United	Saudi
	States	Arabia	Eliminations	Total
Three Months Ended March 31, 2014:
Revenues by geographic area	$16,320,000	$--	$--	$16,320,000
Operating loss by geographic area	$(609,000)	$(86,000)	$--	$(695,000)
Net loss by geographic area	$(738,000)	$(86,000)	$--	$(824,000)

Three Months Ended March 31, 2013:
Revenues by geographic area	$5,317,000	$45,000	$--	$5,362,000
Operating loss by geographic area	$(888,000)	$(74,000)	$--	$(962,000)
Net loss by geographic area	$(1,421,000)	$(74,000)	$--	$(1,495,000)

As of March 31, 2014:
Identifiable assets by geographic area	$40,904,000	$776,000	$--	$41,680,000
Long lived assets by geographic area	$13,152,000	$4,000	$--	$13,156,000

Note 18 - Commitments and Contingencies

Litigation

Certain conditions may exist as of the date the condensed consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company, or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

During the year ended December 31, 2011, a judgment in the amount of $936,330 was levied against Sysorex Arabia LLC in favor of Creative Edge, Inc. in connection with amounts advanced for operations.  Of that amount, $214,187 has been repaid, $514,836 will be paid through a surety bond, and the remaining $207,321 has been accrued as advances payable on the consolidated balance sheet by Sysorex Arabia as of March 31, 2014.  There was no effect upon the statement of operations in connection with this transaction.

Contingent Consideration

Under the terms of the acquisition of Lilien, the Company is liable for the payment of additional cash consideration to the extent that the recipients of the 3,000,000 (6,000,000 pre-split) shares of the Company's common stock receive less than $3,000,000 ($6,000,000 pre-split) from the sale of those shares, less customary commissions, on or before March 20, 2015.  As of the date of the acquisition and March 31, 2014 the guaranteed amount was considered by management to be de minimis.

SYSOREX GLOBAL HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

Note 19 - Subsequent Events

Equity Raise

On April 9, 2014, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Wellington Shields & Co. LLC, and Dougherty & Co. LLC. (collectively, the “Underwriters”), with respect to the sale by the Company and the purchase by the Underwriters of an aggregate of 3,333,333 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a price to the public of $6.00 per Share, including 166,667 shares sold by a selling stockholder who is an executive officer and director of the Company.  Pursuant to the Underwriting Agreement, the Company granted the Underwriters a 45 day option to purchase up to an additional 500,000 shares of Common Stock to cover over-allotments. As of this date of this filing, the over-allotment option has not been exercised.  The Underwriting Agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the Underwriters, including for liabilities under the Securities Act of 1933, as amended, other obligations of the parties and termination provisions.

The net proceeds to the Company from the sale of 3,166,666 shares in the Offering, excluding the shares sold by the selling stockholder, are approximately $17.7 million, after deducting the underwriting discounts and commissions (or, if the over-allotment option is exercised in full, approximately $20.5 million).

Acquisition of AirPatrol Corporation

On December 20, 2013, the Company entered into an Agreement of Plan and Merger (the “Merger Agreement”) to acquire 100% of the capital stock of AirPatrol Corporation (“AirPatrol”), a company in the mobile cyber-security and location-based services (LBS) space, for a purchase price equal to (a) $10,000,000 in cash, subject to certain adjustments, allocated to and among certain creditors, payees, holders of AirPatrol’s issued and outstanding capital stock and (b) 2,000,000 shares (after giving effect to a reverse stock split) of Company common stock, of which 800,000 shall be held in escrow for one year, as security to satisfy any indemnity claims that may be owed by the AirPatrol stockholders to the Company (the “Merger Consideration”). The Merger Consideration also includes an earnout, half of the value of which shall be in stock and the other half in cash (unless otherwise agreed or required pursuant to the Merger Agreement) payable to the stockholders of AirPatrol in 2015 in accordance with the following formula: if for the five quarter period ending March 31, 2015, AirPatrol Net Income meets or exceeds $3,500,000, the Company shall pay to the AirPatrol stockholders an earnout payment equal to (i) AirPatrol Net Income, divided by $5,000,000, times (ii) $10,000,000, provided that the total earnout payment shall not exceed $10,000,000.

On April 18, 2014, the parties to the Merger Agreement entered into an Amendment No. 2, under which Company agreed to (i) modify the working capital adjustment provision of the Merger Agreement, (ii) modify the distribution of the earnout, (iii) enter into a non-competition agreement with the former Chairman and significant stockholder of AirPatrol in exchange for allocation of consideration to the former Chairman, (iv) modify the AirPatrol retention plan to reduce cash consideration and increase stock consideration paid to an employee of AirPatrol, in addition to other modifications as set forth in the full text of Amendment No. 2.  None of these modifications resulted in any increase to the Merger Consideration.

The working capital adjustment provision, which otherwise would have resulted in a deduction entirely from cash merger consideration of approximately $1.27 million, was adjusted so that instead approximately $486,000 was deducted from cash merger consideration, and the balance of approximately $786,000 was deducted from stock merger consideration (resulting in 157,192 fewer shares of Sysorex common stock issued as stock merger consideration at the closing)

The Merger was consummated on April 18, 2014 with an effective date of acquisition of April 16, 2014, and as a result the Company became the holder of 100% of the outstanding capital stock of AirPatrol Corporation.  At the closing, the Company (i) paid or initiated actions to pay a total of $8,466,258 to various former stockholders, former noteholders, former directors, professional service firms and continuing officers, (ii) issued a total of 1,042,809 shares of its common stock to former stockholders, directors, and continuing officers of AirPatrol, and to the investment banking firm of AGC Partners, LLC, and (iii) issued 800,000 shares of its common stock into a holdback escrow.  A working capital adjustment applied at closing reduced cash consideration by approximately $486,000 and reduced stock merger consideration by 157,192 shares.  Additionally, a total of $1,047,781 was deducted from cash merger consideration in conjunction with repayment of AirPatrol’s indebtedness to the Company as described below.

Pursuant to a Loan Agreement dated as of August 30, 2013, the Company loaned AirPatrol $1 million evidenced by a secured promissory note due April 29, 2014, as amended on February 28, 2014. Upon the closing of the Merger on April 18, 2014, the Note became due and payable. On the closing date, AirPatrol repaid the principal and interest of the Note totaling $1,047,781 as a deduction from merger consideration, consisting of $1,000,000 in principal and $47,781 in interest.

SYSOREX GLOBAL HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

Note 19 - Subsequent Events (continued)

Acquisition of AirPatrol Corporation (continued)

In connection with this transaction, as of August 31, 2013, the Company issued to certain employees of AirPatrol options for the purchase of 300,000 (600,000 pre-split) shares of the Company's common stock at an exercise price of $5.46 per share. These options are exercisable for ten years and vest over four years.

The acquisition of AirPatrol will be accounted for by the Company under the acquisition method of accounting whereby assets acquired and liabilities will be recorded at their estimated fair values as of the date of the acquisition and the results of operations of AirPatrol will be consolidated with those of the Company beginning with the effective date of the acquisition.

Bank Credit Line Amendment

On May 13, 2014 the Company and Bridge Bank entered into Amendment 2 (the “Amendment 2”) to Bridge Bank’s Business Financing Agreement (“BFA”) dated March 15, 2013 in connection with the Company’s acquisition of AirPatrol. The provisions of the amendment are effective as of April 16, 2014.  Amendment 2 amended certain sections of the BFA, extended the revolving advances maturity date to April 16, 2016, defined the Term advance maturity date as August 27, 2015, approved the acquisition of AirPatrol Corporation and waived any defaults by the Company of the Performance to Plan covenant since August 29, 2013 through the date of the amendment.

Other

On April 2, 2014 the Company issued 16,731 shares of common stock under the terms of a consulting services agreement which were fully vested upon date of grant. The Company recorded an expense of $87,000 for the value of those shares on that date.

On April 2, 2014 the Company granted options for the purchase of 110,000 shares of common stock to employees. These options vest over four years and have an exercise period of ten years and an exercise price of $5.20 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the award was $261,000. The fair value of the common stock as of grant date was $5.20 per share.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements relate to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Sysorex Global Holdings Corp. (“we”, “us”, “our”, “Sysorex” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and; therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Overview of Our Business

Sysorex Global Holdings Corp. (referred to as “Sysorex”, the “Company”, “we”, “us” and “our”) provides a variety of IT services and technologies that enable customers to manage, protect and monetize their enterprise assets whether on-premise, in the Cloud, or via mobile devices. The Company’s business focuses primarily on Big Data analytic solutions and services. The recent acquisition of AirPatrol Corporation (“AirPatrol”), a developer of location-based cybersecurity and commercial services systems for mobile devices, on April 18, 2014, has provided the Company with the opportunity to expand its capabilities into location-based detection products. The Company expects that location data from AirPatrol will also drive new data analytic offerings. Historically, our customer base was made up 100% of government agencies. However, the recent acquisitions in 2013 of Lilien System (“Lilien”), an enterprise IT infrastructure solutions and data analytics provider and Shoom, Inc. (“Shoom”), a provider of Cloud-based data analytics and enterprise solutions to the media, publishing, and entertainment industries, our customer base has significantly shifted. Currently, approximately 90% of the revenues we earn are from commercial enterprises and approximately 10% are from government agencies.

Our Business Strategy and Products

The acquisitions of Lilien and Shoom have expanded our depth of enterprise service offerings, including Big Data services and Cloud-based advanced analytics. Shoom also provides Sysorex with secure Cloud-based software products, which result in higher gross margins. AirPatrol provides location based technologies for mobile cyber security applications as well as other location-based services. These acquisitions reflect our business strategy, the purpose of which is to transform Sysorex from a services company to a technology company. We believe the acquisitions also provide us with an opportunity for vertical market and geographic expansion. We intend to focus our expansion efforts in the U.S. market but may consider and reserve the right to pursue international acquisitions and business opportunities.

Cyber security and Big Data analytics are the areas we are targeting because we believe, based on industry data, that these are growing market segments. Our plan is to acquire technology companies, some of which may have patented technology, which we believe will give us an advantage over our competitors. However, the IT services and technologies industry is extremely competitive and many of the providers in the industry are extremely large and well financed. Therefore, there is a risk that the technologies we acquire or develop might not be able to compete with the better-financed marketing and sales efforts of our larger competitors or that the technology could become obsolete if our competitors develop better products.

Recent events such as the budget impasse and sequestration in the federal government could continue to impact government customer funding for projects that Sysorex is pursuing by delaying payment or decisions on contract/task order awards, as the Company has experienced with prior awards, including the U.S. Navy SPAWAR contract, awarded in February 2013. However, our government contracts are currently less than 10% of our total revenues. Such government contracts typically have a three to five year term and we believe that our recent government contract revenues will be indicative of future government contract based revenues. AirPatrol also has a large government service customer base which could also be impacted by any future delays in government funding.

Lilien’s revenues are typically driven by purchase orders that are received on a monthly basis. Approximately 25% of these purchase orders are recurring contracts that range from one to five years for warranty and maintenance support. For these contracts the customer is invoiced one time and pays Lilien upfront for the full term of the warranty and maintenance contract. Revenue from these contracts is determinable ratably over the contract period with the unearned revenue recorded as deferred revenue and amortized over the contract period. Lilien has a 29-year history and a high repeat customer rate of approximately 60% annually. Lilien’s revenues are diversified over hundreds of customers and no one customer exceeds 15% of its revenues. Management believes this diversification provides stability to Lilien’s revenue streams.

Shoom’s software-as-a-service (SaaS) contracts are typically performed for periods of one or more years and Shoom has a high customer retention rate. Shoom offers eSolutions including eTearsheets, invoicing, CRM, and other products and services to 750 newspapers in the Cloud. Cloud or SaaS based analytics is a growing market that Sysorex intends to pursue beyond the media vertical that Shoom is in today. Shoom has been in business for over 10 years and has been providing its Cloud solutions for over four years.

We believe the accretive impact of our acquisition strategy is becoming evident as the three months ended March 31, 2014 include three months of Lilien and Shoom revenues, resulting in an increase in revenues of approximately $11 million as compared to the three months ended March 31, 2013. We also anticipate synergies and operational efficiencies to improve revenues and profitability for Sysorex, Lilien and Shoom over the next 12 months. Sysorex’s U.S. government operations are profitable and this division is expected to grow as a result of the U.S. Navy SPAWAR contract awarded in 2013 and  the U.S. Army PMSS-3 Program, which is a $450 million five-year task order based multiple award contract granted to Sysorex earlier this year.  The U.S. Navy SPAWAR contract has started releasing task orders in 2014; however, the U.S. Army PMSS-3 Program is currently under automatic stay as some of the un-successful bidders are challenging the agency's selection decision and therefore the government will not be issuing any task orders until the protests are resolved. With the addition of Shoom we believe that our liquidity will improve significantly as Shoom’s business model generates approximately 79% gross margins. We believe that our shift to technology based business lines like Shoom and other future acquisitions will increase our customer base and, in turn, increase revenues to a level that will allow us to achieve profitability.

Subsequent Events

Reverse Stock-Split

In connection with the Company’s initial public offering described below and in order to satisfy the initial listing requirements for The NASDAQ Capital Market, the Company filed a Certificate of Amendment to its Articles of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Nevada to effect a one-for-two reverse split (the “Reverse Split”) of the Company’s common stock, with no reduction in authorized capital.  Pursuant to the terms of the Certificate of Amendment, the Reverse Split became effective at 4:02 p.m. Eastern Time on April 8, 2014.  The Reverse Split was previously approved by holders of a majority of the Company’s issued and outstanding common stock.

 April 2014 Initial Public Offering

On April 9, 2014, in connection with an offering (the “Offering”) by the Company of an aggregate of 3,333,333 shares (the “Shares”) of the Company’s common stock, at a price to the public of $6.00 per Share, including 166,667 shares sold by a selling stockholder, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Wellington Shields & Co. LLC, and Dougherty & Co. LLC. (collectively, the “Underwriters”), with respect to the sale by the Company and the purchase by the Underwriters of  the Shares.  Pursuant to the Underwriting Agreement, the Company granted the Underwriters a 45 day over-allotment option to purchase up to an additional 500,000 shares of Common Stock to cover over-allotments. The Underwriting Agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the Underwriters, including for liabilities under the Securities Act of 1933, as amended, other obligations of the parties and termination provisions. The Shares were registered for offer and sold pursuant to an effective Registration Statement on Form S-1 (File No. 333-191648) and a related prospectus.

On April 15, 2014, upon the closing of the Offering, the Company received approximately $17.7 million from the sale of 3,166,666 Shares in the Offering, excluding the Shares sold by the Selling Stockholder, after deducting the underwriting discounts and commissions.  As of the date of this filing the Underwriter’s over-allotment option has not been exercised. The net proceeds of the Offering were used in connection with the acquisition of AirPatrol Corporation, a developer of mobile devices identification and locating systems and will also be used to expand the Company’s sales and marketing efforts, including expanding its Washington, D.C. office, for future strategic acquisitions, and for working capital and other general corporate purposes.

Nasdaq Listing

On April 10, 2014, in connection with the offering of the Shares described above, the Company’s Common Stock began trading on The NASDAQ Capital Market, under the symbol “SYRX”.

AirPatrol Merger

On April 18, 2014, the Company consummated a merger with AirPatrol Corporation (“AirPatrol”) whereby the Company became the holder of 100% of the outstanding capital stock of AirPatrol. Per Amendment 2 to the merger agreement, the AirPatrol acquisition was deemed effective as of April 16, 2014 for accounting purposes.  At the closing, the Company (i) paid or initiated actions to pay a total of $8,466,258 to various former stockholders, former noteholders, former directors, professional service firms and continuing officers, (ii) issued a total of 1,042,809 shares of its common stock to former stockholders, directors, and continuing officers of AirPatrol, and to the investment banking firm of AGC Partners, LLC, and (iii) issued 800,000 shares of its common stock into a holdback escrow.  A working capital adjustment applied at closing reduced cash consideration by approximately $486,000 and reduced stock merger consideration by 157,192 shares.  Additionally, a total of $1,047,781 was deducted from cash merger consideration in conjunction with repayment of AirPatrol’s indebtedness to the Company. None of the persons receiving merger consideration from the Company at the closing had any material relationship, other than in respect of the merger transaction, with the Company, its affiliates, directors, officers, or any associate of such directors and officers.

JOBS Act

Pursuant to Section 107 of the JOBS Act, emerging growth companies may delay adopting new or revised accounting standards until such time as those standards apply to private companies.  We have irrevocably elected to opt out of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles, or GAAP. In connection with the preparation of our consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in note 3 of our condensed consolidated financial statements. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.  There have been no changes to estimates during the periods presented in the filing. Historically changes in management estimates have not been material.

Revenue Recognition

We provide IT solutions and services to customers with revenues currently derived primarily from the sale of third-party hardware and software products, software, assurance, licenses and other consulting services, including maintenance services. The products and services we sell, and the manner in which they are bundled, are technologically complex and the characterization of these product and services require judgment in order to apply revenue recognition policies. For all of these revenue sources, we determine whether we are the principal or agent in accordance with Accounting Standards Codification Topic, 605-45 Principal Agent Considerations.

We allocate the total arrangement consideration to the deliverables based on an estimated selling price of our products and services and report revenues containing multiple deliverable arrangements under ASC 605-25 “Revenue Arrangements with Multiple Deliverables” (“ASC-605-25”). These multiple deliverable arrangements primarily consist of the following deliverables: third-party computer hardware, third-party software, hardware and software maintenance (a.k.a. support), and third-party services. We determine the estimated selling price using cost plus a reasonable margin for each deliverable, which was based on our established policies and procedures for providing customers with quotes, as well as historical gross margins for our products and services. From time to time our personnel are contracted to perform installation and services for the customer. In situations where we bundle all or a portion of the separate elements, Vendor Specific Objective Evidence (“VSOE”) is determined based on prices when sold separately.  Our revenue recognition policies vary based upon these revenue sources and the mischaracterization of these products and services could result in misapplication of revenue recognition polices.

We recognize revenue when the following criteria are met (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured. Generally, these criteria are met upon shipment to customers with respect to the sales of hardware and software products. With respect to our maintenance and other service agreements, this criterion is met once the service has been provided. Revenue from the sales of our services on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. We recognize revenue for sales of all services on a fixed fee ratably over the term of the arrangement as such services are provided. The Company evaluates whether the revenues it receives from the sale of hardware and software products, licenses, and services, including maintenance and professional consulting services should be recognized on a gross or net basis on a transaction-by-transaction basis. We maintain primary responsibility for the materials and procedures utilized to service our customers, even in connection with the sale of third party-products and maintenance services, as we are responsible for the fulfillment and acceptability of the products and services purchased by our customers. In addition, the nature of the products sold to our customers are such that they need configuration in order to be utilized properly for the purposes intended by the customer and therefore we assume certain responsibility for product staging, configuration, installation, modification, and integration with other client systems, or retain general inventory risk upon customer return or rejection. Our customers rely on us to develop the appropriate solutions and specifications applicable to their specific system and then integrate any such required products or services into their systems. As described above, we are responsible for the day-to-day maintenance and warranty services provided in connection with all of our existing customer relationships, whether such services are ultimately provided directly by the Company and its employees or by the applicable third party service provider. As of the date of this filing, after an evaluation of all of our existing customer relationships, we have concluded that we are the primary obligor to all of our existing customers and therefore recognize all revenues on a gross basis.

Long-lived Assets

We account for our long-lived assets in accordance with Accounting Standards Codification (“ASC”) 360, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“ASC 360”), which requires that long-lived assets be evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. Some of the events or changes in circumstances that would trigger an impairment test include, but are not limited to:

•	significant under-performance relative to expected and/or historical results (negative comparable sales growth or operating cash flows for two consecutive years);
•	significant negative industry or economic trends;
•	knowledge of transactions involving the sale of similar property at amounts below our carrying value; or
•	our expectation to dispose of long-lived assets before the end of their estimated useful lives, even though the assets do not meet the criteria to be classified as “held for sale.”

Long-lived assets are grouped for recognition and measurement of impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. The impairment test for long-lived assets requires us to assess the recoverability of our long-lived assets by comparing their net carrying value to the sum of undiscounted estimated future cash flows directly associated with and arising from our use and eventual disposition of the assets. If the net carrying value of a group of long-lived assets exceeds the sum of related undiscounted estimated future cash flows, we would be required to record an impairment charge equal to the excess, if any, of net carrying value over fair value.

When assessing the recoverability of our long-lived assets, which include property and equipment and finite-lived intangible assets, we make assumptions regarding estimated future cash flows and other factors. Some of these assumptions involve a high degree of judgment and also bear a significant impact on the assessment conclusions. Included among these assumptions are estimating undiscounted future cash flows, including the projection of comparable sales, operating expenses, capital requirements for maintaining property and equipment and residual value of asset groups. We formulate estimates from historical experience and assumptions of future performance, based on business plans and forecasts, recent economic and business trends, and competitive conditions. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge. We concluded there were no triggering events to further measure for impairment during the three months ended March 31, 2014 or 2013.

We evaluate the remaining useful lives of long-lived assets and identifiable intangible assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. Such events or circumstances may include (but are not limited to): the effects of obsolescence, demand, competition, and/or other economic factors including the stability of the industry in which we operate, known technological advances, legislative actions, or changes in the regulatory environment. If the estimated remaining useful lives change, the remaining carrying amount of the long-lived assets and identifiable intangible assets would be amortized prospectively over that revised remaining useful life. We have determined that there were no events or circumstances during the three months ended March 31, 2014 and 2013, which would indicate a revision to the remaining amortization period related to any of our long-lived assets. Accordingly, we believe that the current estimated useful lives of long-lived assets reflect the period over which they are expected to contribute to future cash flows and are therefore deemed appropriate.

Goodwill and Indefinite-lived Assets

We have recorded goodwill and other indefinite-lived assets in connection with our acquisitions of Lilien and Shoom. Goodwill, which represents the excess of acquisition cost over the fair value of the net tangible and intangible assets of the acquired company, is not amortized. Indefinite-lived intangible assets are stated at fair value as of the date acquired in a business combination. Our goodwill balance and other assets with indefinite lives are evaluated for potential impairment during the fourth quarter of each year and in certain other circumstances. The evaluation of impairment involves comparing the current fair value of the business to the recorded value, including goodwill. To determine the fair value of the business, we utilize both the “Income Approach”, which is based on estimates of future net cash flows and the “Market Approach”, which observes transactional evidence involving similar businesses. There was no goodwill impairment for the three months ended March 31, 2014 and 2013.

Deferred Income Taxes

In accordance with ASC 740 “Income Taxes” (“ASC 740”), management routinely evaluates the likelihood of the realization of its income tax benefits and the recognition of its deferred tax assets. In evaluating the need for any valuation allowance, management will assess whether it is more likely than not that some portion, or all, of the deferred tax asset may not be realized. Ultimately, the realization of deferred tax assets is dependent upon the generation of future taxable income during those periods in which temporary differences become deductible and/or tax credits and tax loss carry-forwards can be utilized. In performing its analyses, management considers both positive and negative evidence including historical financial performance, previous earnings patterns, future earnings forecasts, tax planning strategies, economic and business trends and the potential realization of net operating loss carry-forwards within a reasonable timeframe. To this end, management considered (i) that we have had historical losses in the prior years and cannot anticipate generating a sufficient level of future profits in order to realize the benefits of its deferred tax asset; (ii) tax planning strategies; and (iii) the adequacy of future income as of and for the quarter ended March 31, 2014, based upon certain economic conditions and historical losses through March 31, 2014, management deemed it appropriate and established a full valuation allowance.

A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax filings that do not meet these recognition and measurement standards. For the three months ended March 31, 2014 and 2013, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the three months ended March 31, 2014 and 2013.

Allowance for Doubtful Accounts

We maintain our reserves for credit losses at a level believed by management to be adequate to absorb potential losses inherent in the respective balances. We assign an internal credit quality rating to all new customers and update these ratings regularly, but no less than annually. Management’s determination of the adequacy of the reserve for credit losses for our accounts and notes receivable is based on the age of the receivable balance, the customer’s credit quality rating, an evaluation of historical credit losses, current economic conditions, and other relevant factors.

As of March 31, 2014 and 2013 allowance for credit losses included a general allowance of $549,000 and $133,000, respectively, due to the aging of the items greater than 120 days outstanding and other potential non-collections.

Business Combinations

We account for business combinations using the acquisition method of accounting, and accordingly, the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition. The excess of the purchase price over the estimated fair value is recorded as goodwill. Any changes in the estimated fair values of the net assets recorded for acquisitions prior to the finalization of more detailed analysis, but not to exceed one year from the date of acquisition, will change the amount of the purchase price allocable to goodwill. Any subsequent changes to any purchase price allocations that are material to our condensed consolidated financial results will be adjusted. All acquisition costs are expensed as incurred and in-process research and development costs are recorded at fair value as an indefinite-lived intangible asset and assessed for impairment thereafter until completion, at which point the asset is amortized over its expected useful life. Separately recognized transactions associated with business combinations are generally expensed subsequent to the acquisition date. The application of business combination and impairment accounting requires the use of significant estimates and assumptions.

Upon acquisition, the accounts and results of operations are consolidated as of and subsequent to the acquisition date and are included in our Condensed Consolidated Financial Statements from the acquisition date.

Stock-Based Compensation

We account for equity instruments issued to non-employees in accordance with accounting guidance, which requires that such equity instruments are recorded at their fair value on the measurement date, which is typically the date the services are performed.

We account for equity instruments issued to employees in accordance with accounting guidance that requires that awards are recorded at their fair value on the date of grant and are amortized over the vesting period of the award. We recognize compensation costs over the requisite service period of the award, which is generally the vesting term of the equity instrument issued.

The Black-Scholes option valuation model is used to estimate the fair value of the options or their equivalent granted. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options or warrants. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the options granted.

The principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:

	Three Months ended March 31, 2014	Three Months ended March 31, 2013
Risk-free interest rate	2.78%	1.96%
Expected life of option grants	10 years	10 years
Expected volatility of underlying stock	39.4%	39.7%
Dividends	$--	$--

The Company issued the following options and warrants during the quarter ended March 31, 2014:

Date	Pre Split Options/Warrants Granted	Post Split Options/Warrants Granted	Exercise Price	Black Sholes Value of Option	Fair Value of Common Stock per Share
1/27/2014	20,000	10,000	$2.37	$16,600	$2.03

The Company issued the following shares of common stock as compensation during the quarter ended March 31, 2014 to the date of this filing.

Date	Pre Split Common Shares Issued	Post Split Common Shares Issued	Fair Value of Common Stock per Share	Fair Value of Common Stock Issued
1/24/2014	10,000	5,000	$2.03	$20,300
2/26/2014	800,000	400,000	$2.60	$2,080,000

Operating Segments

The Company operates in the following business segments as follows:

•
IT Commercial: These services include enterprise computing and storage, virtualization, business continuity, networking and information technology business consulting services to commercial organizations.

•
IT Government: Information technology and telecommunications solutions and services primarily to government agencies in the United States (Domestic) and Saudi Arabia (Foreign). The operations include systems integration and consulting, including, but not limited to: custom application/software design, architecture and development, data center design and operations services, command control, computer communication, intelligence (C4I) system consulting, program management and security solutions and services.

•
eSolutions: Internet based hosting eServices to its customers located in Europe (Foreign), Canada (Foreign) and the United States (Domestic) by providing Cloud-based data analytics and enterprise solutions to the media, publishing, and entertainment industries.

Rounding

All dollar amounts in this section have been rounded to the nearest thousand.

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenues

Revenues for the three-month period ended March 31, 2014 were $16,320,000 compared to $5,362,000 for the comparable period in the prior year. This increase of $10,958,000 was primarily attributable to the Lilien Acquisition effective March 1, 2013 and the inclusion of Lilien’s first quarter 2014 revenues of $13,965,000 (as compared to one month of Lilien revenue in the first quarter 2013 of $4,276,000) and the Shoom Acquisition effective August 31, 2013 and the inclusion of Shoom’s first quarter 2014 revenues of $973,000. For the three months ended March 31, 2014, revenues from information technology solutions to U.S. and Foreign Governments were $1,382,000 and for the comparable period in the prior year, revenues were $1,086,000. IT Commercial revenue was $13,965,000 for the three months ended March 31, 2014 and $4,276,000 during the comparable period in the prior year as this business sector was acquired March 1, 2013 and only one month of operations were included in the three months ended March 31, 2013. Revenue for eSolutions was $973,000 during the three months ended March 31, 2014 and $0 during the comparable period in the prior year as the Company did not do business in this segment prior to the acquisition of Shoom. IT Government revenue was $1,382,000 and $1,086,000 during the comparable period in the prior year, which increased slightly due to new contracts and organic growth.

We expect historical Sysorex business revenues to increase in 2014 as award decisions are made in connection with several outstanding proposals and our U.S. Navy SPAWAR contract has started releasing task orders, although it is not currently possible to quantify the value of the contract to Sysorex. We also expect an increase in revenue as a result of introductions to the acquired companies’ customers, along with a general increase in the number of proposal opportunities.

Costs of Revenues

Cost of revenues for the three months ended March 31, 2014 was $11,969,000 compared to $3,906,000 for the comparable period in the prior year.  This increase of $8,063,000 was primarily attributable to the Lilien Acquisition effective March 1, 2013 and the inclusion of Lilien’s cost of revenues of $10,951,000 (as compared to one month of Lilien cost of revenue in the first quarter 2013 of $3,313,000) and the Shoom Acquisition effective August 31, 2013 and the inclusion of Shoom’s cost of revenues of $202,000.  The costs of revenues for the three months ended March 31, 2014 related to the historical Sysorex business were $816,000 as compared to $592,000 for the comparable period of the prior year.  This increase was due to cost of goods related to new contracts and organic growth.   We expect historical Sysorex business cost of revenues to increase during 2014 as award decisions are made in connection with several outstanding proposals and our U.S. Navy SPAWAR contract is expected to release a number of task orders during 2014.

The gross profit margins for the three months ended March 31, 2014 and 2013 were 26.7% and 27.2%, respectively. IT Commercial gross margin was 21.6% and Gross margin for eSolutions was 79.2% during the three month period ended March 31, 2014. IT Commercial gross margin was 22.5% during the three month period ended March 31, 2013. There are no comparable amounts for eSolutions for the prior year, as the Company did not do business in this segment prior to the acquisition of Shoom. The gross margin from IT Government (Sysorex’s historical business) was 41.0% for the three months ended March 31, 2014 and 45.4% during the comparable period in the prior year.  This slight decrease is due to new contracts during the quarter that included a product mix with lower margins.  We expect gross profit margins to increase in the future quarters of 2014 as AirPatrol revenue is expected to increase our overall gross profit margins. (See Note 19 and section titled “Airpatrol Merger”.)

Operating Expenses

Operating expenses for the three months ended March 31, 2014 were $5,045,000 compared to $2,418,000 for the comparable period in the prior year. This increase of $2,627,000 was primarily attributable to the Lilien acquisition effective March 1, 2013 and the inclusion of Lilien’s operating expenses of $3,112,000 (as compared to one month of Lilien's operating expenses in the first quarter 2013 of $982,000) and the Shoom acquisition effective August 31, 2013 and the inclusion of Shoom’s operating expenses of $540,000. The remaining operating expenses for the three months ended March 31, 2014 were $1,393,000 compared to $1,436,000 for the comparable period in the prior year.

Loss From Operations

Loss from operations for the three months ended March 31, 2014 was $695,000 compared to $962,000 for the comparable period in the prior year. This decrease of $267,000 was primarily attributable to lower acquisition and transaction costs in the three months ended March 31, 2014 as compared to March 31, 2013, which is offset by increased amortization of intangibles due to the Shoom acquisition and two additional months of the Lilien acquisition in the quarter ended March 31, 2014.

Other Expense

Other expense for the three months ended March 31, 2014 was $94,000 compared to $533,000 for the comparable period in the prior year.  This decrease of $439,000 was attributable to $489,000 of non-cash charges in 2013 for the change in the fair value of a derivative liability for warrants issued offset by an increase in interest expense of $64,000 due to the additional months under the revolving line of credit and a term loan.

Provision for Income Taxes

Provision for income taxes for the three months ended March 31, 2014 was $35,000 compared to $0 for the comparable period in the prior year.  This increase of $35,000 is attributable to estimated federal alternative minimum tax paid during the quarter. Deferred tax assets resulting from such losses are fully reserved as of March 31, 2014 and 2013 since, at present, we have no history of taxable income and it is more likely than not that such assets will not be realized.

Net Loss Attributable To Non-Controlling Interest

Net loss attributable to non-controlling interest for the three months ended March 31, 2014 was $43,000 compared to $37,000 for the comparable period in the prior year. This increase of $6,000 was attributable to the increase in the loss of Sysorex Arabia and was not material.

Net Loss Attributable To Stockholders of Sysorex Global Holdings Corp.

Net loss attributable to stockholders of Sysorex Global Holdings Corp. for the three months ended March 31, 2014 was a loss of $781,000 compared to $1,458,000 for the comparable period in the prior year. This decrease of $677,000 was attributable to the changes described for the various reporting captions discussed above.

Non-GAAP Financial information

EBITDA

EBITDA is defined as net income (loss) before interest, provision for (benefit from) income taxes, and depreciation and amortization.  Adjusted EBITDA is used by our management as the matrix in which it manages the business. It is defined as EBITDA plus adjustments for other income or expense items, non-recurring items and non-cash stock-based compensation.

Adjusted EBITDA for the quarter ended March 31, 2014 was income of $51,000 compared to income of $102,000 for the comparable period in the prior year. Overall, Adjusted EBITDA compares favorably to the net loss attributable to stockholders of Sysorex Global Holdings Corp. as described in the following paragraph.

The following table presents a reconciliation of net income/loss attributable to stockholders of Sysorex Global Holdings Corp., which is our GAAP operating performance measure, to Adjusted EBITDA for the fiscal quarters ended March 31, 2014 and 2013:

	Three Months ended March 31, 2014	Three Months ended March 31, 2013
Adjusted EBITDA	$51,000	$102,000

Taxes	(35,000)	--
Cost of public offering - non recurring one time charges	(45,000)	--
Acquisition transaction costs - non-recurring one time charges	(84,000)	(604,000)
Stock-based compensation – included in acquisition costs	(20,000)	(304,000)
Stock-based compensation – included in SG&A expense	(172,000)	(39,000)
Change in the fair value of derivative liability	--	(489,000)
Other interest expense	(108,000)	(44,000)
Depreciation and amortization	(368,000)	(80,000)
Net loss attributable to stockholders of Sysorex Global Holdings Corp.	$(781,000)	$(1,458,000)

We rely on Adjusted EBITDA, which is a non-GAAP financial measure for the following:

•	To review and assess the operating performance of our Company as permitted by Accounting Standards Codification Topic 280, Segment Reporting;
•	To compare our current operating results with corresponding periods and with the operating results of other companies in our industry;
•	As a basis for allocating resources to various projects;
•	As a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and
•	To evaluate internally the performance of our personnel.

We have presented Adjusted EBITDA above because we believe it conveys useful information to investors regarding our operating results. We believe it provides an additional way for investors to view our operations, when considered with both our GAAP results and the reconciliation to net income (loss). By including this information we can provide investors with a more complete understanding of our business. Specifically, we present Adjusted EBITDA as supplemental disclosure because of the following:

•
We believe Adjusted EBITDA is a useful tool for investors to assess the operating performance of our business without the effect of interest, income taxes, and other non-operating expenses as well as depreciation and amortization which are non-cash expenses;

•	We believe that it is useful to provide to investors with a standard operating metric used by management to evaluate our operating performance; and
•	We believe that the use of Adjusted EBITDA is helpful to compare our results to other companies.

Even though we believe Adjusted EBITDA is useful for investors, it does have limitations as an analytical tool. Thus, we strongly urge investors not to consider this metric in isolation or as a substitute for net income (loss) and the other consolidated statement of operations data prepared in accordance with GAAP. Some of these limitations include the fact that:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;
•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•	Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;
•
Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;

•	Adjusted EBITDA does not reflect income or other taxes or the cash requirements to make any tax payments; and
•	Other companies in our industry may calculate Adjusted EBITDA differently than we do, thereby potentially limiting its usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA should not be considered a measure of discretionary cash available to us to invest in the growth of our business or as a measure of performance in compliance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and providing Adjusted EBITDA only as supplemental information.

Proforma Net Loss per Share

Net loss per share – basic and diluted for the three months ended March 31, 2014 was ($0.05) compared to ($0.16) for the comparable period in the prior year.  This decrease was attributable to the changes described for the various reporting captions discussed above.

Net loss per share – basic and diluted on a proforma basis (“Proforma net loss per share”) for the three months ended March 31, 2014 was ($0.01) compared to ($0.05) for the comparable period in the prior year.

Proforma net loss per share is used by our Company’s management as an evaluation tool as it manages the business and is defined as net loss per share- basic and diluted adjusted for non-cash items including stock based compensation, amortization of intangibles and one time of charges including acquisition costs and the costs associated with the public offering.

The following table presents a reconciliation of net loss per share – basic and diluted, which is our GAAP operating performance measure, to proforma net loss per share for the fiscal quarters ended March 31, 2014 and 2013:

	Three Months ended March 31, 2014	Three Months ended March 31, 2013
Proforma net loss per share	$(0.01)	$(0.05)

Amortization of intangibles	(0.02)	(0.01)
Stock based compensation	(0.01)	(0.01)
Stock based compensation – acquisition costs	(0.00)	(0.03)
Acquisition costs	(0.01)	(0.06)
Net loss per share – basic and diluted	$(0.05)	$(0.16)

We rely on proforma net loss per share, which is a non-GAAP financial measure:

●	To review and assess the operating performance of our Company as permitted by Accounting Standards Codification Topic 280, Segment Reporting;
●	To compare our current operating results with corresponding periods and with the operating results of other companies in our industry;
●	As a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and
●	To evaluate internally the performance of our personnel.

We have presented proforma net loss per share above because we believe it conveys useful information to investors regarding our operating results. We believe it provides an additional way for investors to view our operations, when considered with both our GAAP results and the reconciliation to net income (loss), and that by including this information we can provide investors with a more complete understanding of our business. Specifically, we present  proforma net loss per share as supplemental disclosure because:

●
We believe proforma net loss per share is a useful tool for investors to assess the operating performance of our business without the effect of non-cash items including stock based compensation, amortization of intangibles and one time of charges including acquisition costs and the costs associated with the public offering.

●	We believe that it is useful to provide to investors with a standard operating metric used by management to evaluate our operating performance; and
●	We believe that the use of proforma net loss per share is helpful to compare our results to other companies.

Liquidity and Capital Resources as of March 31, 2014 Compared With March 31, 2013

The Company’s net cash flows used in operating, investing and financing activities for the three months ended March 31, 2014 and 2013 and certain balances as of the end of those periods are as follows:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Net cash used in operating activities	$(335,000)	$(895,000)
Net cash provided by (used in) investing activities	45,000	(1,888,000)
Net cash provided by financing activities	1,521,000	3,967,000
Net increase in cash	$1,231,000	$1,184,000

Cash and cash equivalents at March 31, 2014 and December 31, 2013	$3,335,000	$2,104,000
Working capital (deficit) at March 31, 2014 and December 31, 2013	$(5,555,000)	$(7,852,000)

Operating Activities:

Net cash flows related to operating activities during the three months ended March 31, 2014 and 2013 were negative $335,000 and $895,000, respectively.  The net negative cash flows related to the three months ended March 31, 2014 consisted of the following:

$(824,000)	Net loss before non-controlling interest
560,000	Non-cash expenses
(71,000)	Net change in operating assets and liabilities
$(335,000)	Net cash used in operating activities

The net loss of $824,000 consisted of:

$(149,000)	Expenses attributable to transaction costs of $104,000 directly related to acquisitions and $45,000 related to our ongoing public offering related activities.
(99,000)
Loss attributable to the Lilien operations. These operating results included non-cash charges for amortization of intangible assets totaling $192,000. Otherwise Lilien’s reported operating results would have been a profit of $93,000.

223,000	Profit attributable to the Shoom operations. These charges include amortization of intangibles of $136,000. Otherwise Shoom’s reported operating results would have been a profit of $359,000.
84,000	Profit attributable to information technology solutions services to U.S. and foreign governments.
(883,000)	Losses attributable to other Company activities consisting of a non-cash charge of $84,000 for non-acquisition related stock based compensation expense and all other Company activities of $799,000.
$(824,000)	Net loss

As previously discussed, Lilien is an information technology company whose operations complement and significantly expand our current base of business and enable us to provide integrated solutions and services to both government and private organizations. Lilien generated revenues for the twelve months ended December 31, 2013 and 2012 of approximately $49,754,000 and $40,571,000, respectively. We anticipate Lilien’s revenues will further increase in 2014 as we expect Lilien’s business to expand into Cloud based data analytic services and as they cross-sell company owned products such as AirPatrol's location-based technology. In that light, we expect Lilien’s gross profits and cash flows to increase during 2014. Cash flows from operating activities for the three months ended March 31, 2013 were negative primarily due to acquisition transaction costs of approximately $908,000 and for other potential acquisitions that were never consummated.

We anticipate an increase in revenues and cash flows over the next 12 months as compared to historical periods as a result of additional revenues expected from task orders by the U.S. Navy SPAWAR and the recent AirPatrol acquisition, as well as anticipated revenues expected to be received from the U.S. Army PMSS-3 contract recently awarded, subject to the resolution of the protests described above which have resulted in the suspension of task orders at the present time.

The non-cash expenses of $560,000 consisted of:

$368,000	Depreciation expense and amortization of intangible primarily attributable to the Lilien and Shoom operations, which were, acquired effective March 1, 2013 and August 31, 2013, respectively.
192,000	Stock-based compensation expense attributable to warrants and options issued as part of Company operations.
$560,000	Total non-cash expenses

The net use of cash in the changes in operating assets and liabilities totaled ($71,000) and consisted primarily of the following:

$(94,000)	Increase in accounts receivable and other receivables
(1,454,000)	Increase in prepaid licenses and maintenance contracts
304,000	Increase in accounts payable
1,760,000	Increase in deferred revenue
(18,000)	Decrease in accrued compensation
(569,000)	Other
$(71,000)	Net use of cash in the changes in operating assets and liabilities

Investing Activities:

Net cash flows related to investing activities during the three months ended March 31, 2014 and 2013 were approximately $45,000 and ($1,888,000), respectively.  The cash flows related to the three months ended March 31, 2014 were comprised of $125,000 from the redemption of marketable securities, $10,000 purchase of property and equipment and a $70,000 investment in capitalized software. Cash flows related to investing activities during the three months ended March 31, 2013 were comprised of a $3,000,000 investment in Lilien offset by $1,112,000 cash acquired in connection with the Lilien acquisition.

Financing Activities:

Net cash flows from financing activities during the three months ended March 31, 2014 and 2013 were approximately $1,521,000 and $3,967,000, respectively. The cash flows related to the three months ended March 31, 2014 were comprised primarily of $2,080,000 of net proceeds from the issuance of common stock to a strategic investor, $423,000 of net repayments to the bank facility and $136,000 of repayments of notes payable. The positive cash flows related to the three months ended March 31, 2013 were comprised primarily of a $4,175,000 advance from a credit facility. Those funds were primarily utilized for the $3,000,000 investment in Lilien, the related acquisition costs of approximately $908,000 and for the repayment of notes payable and various balances due under other credit arrangements for approximately $267,000.

Liquidity and Capital Resources - General:

Our current capital resources and operating results as of March 31, 2014, as described in the preceding paragraphs, consist of:

1) An overall working capital deficit of $5,555,000;
2) Cash of $3,335,000;
3) A revolving line of credit for up to $6,000,000 with a maturity date of April 16, 2016 of which $5,274,000 is utilized;
5) A term loan for $750,000 with a maturity date of August 27, 2015; and
6) Net cash used in operating activities year-to-date of $335,000.

We believe our total working capital deficit of $5,555,000 does not represent a severe impediment to our operations and growth when its principal components are separately identified and analyzed and the growth of our business is taken into account. The breakdown of our overall working capital deficit is as follows:

Working capital	Assets	Liabilities	Net
Cash	$3,335,000	$--	$3,335,000
Accounts receivable / accounts payable	9,069,000	8,739,000	330,000
Note receivable	1,130,000	--	1,130,000
Prepaid contracts / deferred revenue	5,925,000	7,167,000	(1,242,000)
Accrued compensation and related benefits	--	2,605,000	(2,605,000)
Notes payable	--	587,000	(587,000)
Revolving line of credit and current portion of term loan	--	5,775,000	(5,775,000)
Other	1,834,000	1,975,000	(141,000)
Net	$21,293,000	$26,848,000	$(5,555,000)

Accounts receivable exceeds the related accounts payable by $330,000. We do not believe there are material collectability issues with respect to our accounts receivable.  In accordance with industry practice, payments to major vendors included in our accounts payable are normally extended until the time the collection of the related sale is received. Deferred revenue exceeds the related prepaid contracts by $1,242,000 and other liabilities exceed other assets by $141,000. These deficits are expected to be funded by our anticipated cash flow from operations, as described below, over the next twelve months. The revolving line of credit and the current portion of the term loan total $5,775,000 as of March 31, 2014, which we believe will not have a material adverse effect on our liquidity in the next twelve months as the principal balance is not due until April 2016, more than twelve months from the current balance sheet date of March 31, 2014. Additionally, as described in the preceding paragraphs, the amount of this credit facility was increased to $6,000,000 in August 2013.

Year-to-date net cash used in operating activities of $335,000 consists of net cash used in operations of $264,000 (net loss of $824,000 less non-cash expenses of $560,000) and net cash used of $71,000 in changes in operating assets and liabilities. We expect net cash from operations during the rest of 2014 to be positive as:

1)	The Company received approximately $17.7 million in April 2014, after deducting the underwriting discounts and commissions, in net proceeds from the sale of 3,166,666 shares in a public offering;
2)	The Company completed a $2 million private equity offering from a strategic investor in February 2014;
3)	Sysorex was awarded a $3 million contract of which $1.4 million in revenue is expected to be recognized in 2014;
4)
Lilien, Shoom and AirPatrol complement and significantly expand our current base of business and enable us to provide integrated solutions and services to both government and private organizations globally.  In that light, we anticipate increases in revenues and cash flows during 2014.

Consequently, we expect that our current capital resources as of March 31, 2014 and since then, as described in the preceding paragraphs, will be sufficient to fund planned operations during the next twelve months.  We also expect that as our business expands, cash provided from operations will, over time, eliminate our working capital deficit and provide ongoing improvement in our long-term liquidity.

We have received approximately $17.7 million in equity financing in April 2014 which provided us the funding to close the AirPatrol Corporation acquisition and we may seek future equity financing to provide us with the capital necessary to continue pursuing the acquisition and expansion strategy that we launched with the acquisition of Lilien in March 2013 and, if necessary, to provide working capital to our current operations.

Management believes that AirPatrol will be self-sufficient following the acquisition based upon projected sales orders and cash flow in the latter part of 2014. Most of AirPatrol’s existing liabilities were satisfied with the cash consideration received from the acquisition. While the Company does not expect that AirPatrol will require significant capital from the Company following the acquisition, there can be no assurance that AirPatrol will be successful in its efforts. It may require additional unanticipated funding from the Company which may have an adverse effect on the Company and its operations.

If we are unsuccessful in raising additional capital or obtaining alternative financing during 2014, we may have to postpone or abandon any future acquisitions and expansion plans.  However, if our acquisition and expansion plans are required to be postponed or abandoned, we expect that it will have a limited effect on our liquidity or the ongoing operations of Sysorex, Lilien, Shoom and AirPatrol as described above.

Liquidity and Capital Resources - Bridge Bank Financing Agreement

On March 15, 2013 and in connection with and concurrent with our acquisition of Lilien, Sysorex Government Services, Inc. and Lilien Systems, both 100%-owned subsidiaries of Sysorex Global Holdings, Inc., entered into a Business Finance Agreement (the “Agreement”) as co-borrowers (the “Borrowers”) with Bridge Bank, NA (the “Bank”) under which the Borrowers obtained a revolving line of credit for up to $5,000,000 with a maturity date of March 15, 2015. Terms of this Agreement include compliance with certain debt covenants to include an asset coverage ratio of 1.4 to 1.0, a debt service coverage ratio of 1.5 to 1.0 and performance-to-plan covenants. During the year ended December 31, 2013 there were instances where the Company was in an over-advance position on the bank credit line and due to a misunderstanding of the terms some of the compliance documents were not filed timely. The Company took corrective action and paid down the line. Subsequently the bank waived the defaults and the Company was deemed in compliance. The line of credit matures on March 15, 2015 and incurs interest at the greater of 5.25% or the bank’s prime rate, plus 2%. The interest rate as of March 31, 2014 was 5.25%.

The Company and its wholly-owned subsidiary, Sysorex Federal Inc., entered into unconditional guarantees of all indebtedness under the Agreement and granted the Bank a continuing security interest in all assets of the Company and its subsidiary.  The Company and Sysorex Federal pledged to the Bank all of the capital stock of Lilien Systems, Sysorex Federal and Sysorex Government Services, respectively.  Lilien Systems and Sysorex Government Services each entered into an intercreditor subordination agreement subordinating their right of payment to the Bank.

Terms of this Agreement require all cash receipts of Sysorex Government Services, Inc. and Lilien Systems to be remitted to a lockbox for application to the balance due in connection with this Agreement.  Use of this lockbox arrangement has no noteworthy effect upon our liquidity or upon our domestic or international operations. As with any such arrangement, the Bank could limit or suspend drawdowns upon the credit facility in the event of non-compliance with the terms of the Agreement, which would have a serious impact upon our liquidity and ability to operate.  However, we constantly communicate with the Bank and believe we have an excellent working relationship.  This Agreement was modified on August 29, 2013 to increase the line of credit available to us as explained below.

On August 29, 2013 the Company entered into Amendment 1 (the “Amendment”) to the Agreement dated March 15, 2013 in connection with the Company’s acquisition of Shoom.  Under the Amendment certain sections and terms of the Agreement were amended and existing defaults were waived. The Amendment waived the asset coverage ratio for April 2013 and the performance-to-plan ratio for June 30, 2013.  The Amendment includes an increase to the credit limit to $6,000,000, the asset coverage ratio was amended to be not at any time less than (i) 1.0 to 1.0, tested as at the end of each month, commencing with the month ended July 31, 2013, and (ii) 1.4 to 1.0, tested as at the end of each month, commencing with the month ending September 30, 2013 and the performance-to-plan covenant was amended to state that the combined revenues and net income are not to deviate by more than 20% or $100,000 from the projections of combined revenues and net income approved by Borrowers’ boards of directors with respect to the rolling three month period ended on the date of determination, tested as at June 30, 2013, September 30, 2013, and the end of each month thereafter, commencing with the month ending October 31, 2013.

Additionally and concurrently with the Amendment the Company entered into a term loan for $750,000 which accrues interest at the greater of 5.25% or the Bank’s prime rate plus 2% and matures on August 27, 2016.  The Company is obligated to make payments of $41,667 on the first day of each month commencing on April 1, 2014 until the loan amount is paid in full.

The Bank received (i) warrants to purchase 83,334 (166,667 pre-split) shares of Common Stock exercisable at $0.90 ($0.45 pre-split) per share in connection with the Agreement on March 20, 2013, and (ii) warrants to purchase 56,250 (112,500 pre-split) shares of Common Stock exercisable at $2.40 ($1.20 pre-split) per share in connection with the Amendment on August 29, 2013.

On May 13, 2014 the Company entered into Amendment 2 (the “Amendment 2”) to the Agreement dated March 15, 2013 in connection with the Company’s acquisition of AirPatrol.  The provisions of the amendment are effective as of April 16, 2014.  Amendment 2 amended certain sections of the Agreement, extended the revolving advances maturity date to April 16, 2016, defined the Term advance maturity date as August 27, 2015, approved the acquisition of AirPatrol Corporation and waived any defaults by the Company of the Performance to Plan covenant since August 29, 2013 through the date of the amendment.

As of March 31, 2014, the principal amount outstanding under the Agreement was $5,274,473 and an additional $750,000 is outstanding under a term loan.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, please see Note 3 to our financial statements, which is included in this report in Item 1.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There are presently no pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors.

We incorporate by reference the risk factors included in the prospectus filed with the Securities and Exchange Commission on April 10, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Common Stock

On January 24, 2014, the Company issued 5,000 shares of common stock having a value of $20,300 under the terms of a consulting services agreement which were fully vested upon date of grant.

On February 28, 2014, the Company issued 400,000 shares of common stock having a value of $2,080,000 to Geneseo Communications, under the terms of a Securities Purchase Agreement.

The shares were issued in transactions that were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act, which exempts transactions by an issuer not involving any public offering and where noted pursuant to Regulation D under the Securities Act of 1933.  The Company relied on the representations made in the various subscription agreements, stock purchase agreements or other agreements signed by the stockholders.  No commissions were paid and no underwriter or placement agent was involved in this transactions.

Use of Proceeds

On April 15, 2014, in connection with the offer and sale of an aggregate of 3,333,333 shares of common stock (the “Shares”), including 166,667 shares (the “Selling Shareholder Shares”) of common stock of Geoffrey Lilien (the “Selling Shareholder”), an executive officer and director of the Company, registered to a Registration Statement on Form S-1 (File No. 333-191648) declared effective on April 8, 2014 and a related prospectus, and sold at a price to the public of $6.00. The Company received gross proceeds of approximately $20 million, including gross proceeds of $930,000 to the Selling Stockholder (and excluding an additional $3,000,000 in the event the underwriters exercise the over-allotment option described below).  Wellington Shields & Co. LLC, and Dougherty & Co. LLC were the co-managing underwriters in connection with the offer and sale of the Shares. The underwriters were granted a 45 day over-allotment option to purchase up to an additional 500,000 shares of common stock to cover over-allotments. As of the date of this filing the underwriters’ over-allotment option has not been exercised.

The Company paid an aggregate of $1,780,000 to the underwriters in connection with respect to the sale of the Shares. An additional $70,000 was also paid to the underwriters by the Selling Shareholder in connection with the sale of the Selling Shareholder Shares.  The Company incurred approximately $373,000 of other expenses in connection with the issuance and distribution of the securities registered to include legal, accounting, and printing as of March 31, 2014, the ending date of the reporting period.

Of the approximately $17.7 million received by the Company from the offer and sale of the Shares, approximately $8.5 million was utilized in the acquisition of AirPatrol, which amount was allocated at closing to and among certain Airpatrol creditors, payees and holders of AirPatrol’s issued and outstanding capital stock.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosure.

Not applicable.

Item 5.  Other Information.

PMSS-3 Award

The Company’s wholly owned subsidiary, Sysorex Government Services, Inc., was one of six companies awarded a Program Management Support Services-Three (PMSS-3) contract in March 2014 by the U.S. Army.  This award is a Program Executive Office Enterprise Information Systems (PEO EIS) contract to provide information technology-related program management support services, including advisory and acquisition consulting services as required by PEO EIS headquarters, directorates, program/project/product offices, and PEO EIS related organizations in support of various missions and of command, control, and communications activities.  The potential cumulative value across all six awardees, including three small business awardees, of this indefinite delivery/indefinite quantity (IDIQ) multi-award contract is $461 million over a five year period. This program is currently under automatic stay as some of the un-successful bidders are challenging the agency's selection decision and therefore the government will not be issuing any task orders until the protests are resolved. While the Company believes that it will be successful in securing task orders under the PMSS-3 contract as one of the three small business awardees, there are no assurances that any task orders under the contract will ultimately be awarded to the Company.

Bank Credit Line Amendment

On May 13, 2014 the Company and Bridge Bank entered into Amendment 2 (the “Amendment 2”) to Bridge Bank’s Business Financing Agreement (“BFA”) dated March 15, 2013 in connection with the Company’s acquisition of AirPatrol.  The provisions of the amendment are effective as of April 16, 2014. Amendment 2 amended certain sections of the BFA, extended the revolving advances maturity date to April 16, 2016, defined the Term advance maturity date as August 27, 2015, approved the acquisition of AirPatrol Corporation and waived any defaults by the Company of the Performance to Plan covenant since August 29, 2013 through the date of the amendment.

Item 6.  Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
2.1	Asset Purchase and Merger Agreement, effective March 1, 2013, by and among Sysorex Global Holdings Corp., Lilien, LLC and Lilien Systems. (1)(2)
2.2	Agreement of Merger dated March 20, 2013 by and between Lilien Systems and Sysorex Acquisition Corporation. (1)
2.3	Agreement and Plan of Merger between Sysorex Global Holdings Corp. and Shoom, Inc. (3)
2.4
Agreement and Plan of Merger dated as of December 20, 2013, by and among Sysorex Global Holdings Corp., AirPatrol Corporation, AirPatrol Acquisition Corp. I, AirPatrol Acquisition Corp. II, and Shareholder Representative Services LLC. (4)(5)

2.5	Amendment No. 1 to Agreement and Plan of Merger dated February 28, 2014 with AirPatrol Corporation. (6)
2.6	Amendment No. 2 to Agreement and Plan of Merger dated April 18, 2014 with AirPatrol Corporation. (7)
3.1(i)	Articles of Incorporation. (1)
3.1(ii)	Certificate of Amendment to the Articles of Incorporation, effective April 8, 2014. (8)
3.2	Bylaws. (1)
3.3	Articles of Merger between AirPatrol Acquisition Corp. I and AirPatrol Corporation (as surviving corporation), effective on April 18, 2014. (7)
3.4	Articles of Merger between AirPatrol Corporation and AirPatrol Acquisition Corp. II (as surviving corporation), effective on April 18, 2014. (7)
4.1	Business Financing Agreement dated March 15, 2013 by and among the Sysorex Government Services, Inc., Lilien Systems and Bridge Bank, N.A. (1).
4.2	Warrant to purchase common stock dated March 20, 2013 held by Bridge Bank N.A. (1)
4.3	Amendment to Business Financing Agreement, Waiver of Default and Consent dated as of August 29, 2013 between the Sysorex Global Holdings Corp. and Bridge Bank, N.A.(3)
4.4	Amendment 2 to Business Financing Agreement, Waiver of Default and Consent dated as of May 13, 2014 to be effective as of April 16, 2014 between Sysorex Global Holdings Corp. and Bridge Bank, N.A.*

Exhibit No.	Description
10.1	Amended Secured Promissory Note dated February 28, 2014 from AirPatrol Corporation to Sysorex Global Holdings Corp. (6)
10.2	Securities Purchase Agreement dated February 24, 2014 between Sysorex Global Holdings Corp. and Geneseo Communications, Inc. (6)
31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.*

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Press Release announcing 2014 First Quarter Results Issued May 15, 2014*

101.INS	XBRL Instant Document +

101.SCH	XBRL Taxonomy Extension Schema Document +

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document +

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document +

10.LAB	XBRL Taxonomy Extension Label Linkbase Document +

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document +

*	Filed herewith
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-190574) filed with the SEC on August 12, 2013.
(2)
The schedules to Exhibit 2.1 were not filed with the Registration Statement (No. 333-190574) as they contain due diligence information which the Registrant does not believe is material to an investment decision and which is otherwise described in the Registration Statement including the audited financial statements of Lilien LLC and Lilien Systems.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-191648) filed with the SEC on October 9, 2013.
(4)	Incorporated by reference to the Company’s Amendment No. 3 to its Registration Statement on Form S-1 (No. 333-191648) filed with the SEC on January 21, 2014.
(5)
The schedules to Exhibit 2.4 were not been filed with the Registration Statement as they contain due diligence information which the Registrant does not believe is material to investors and which is otherwise described in the Registration Statement including the audited financial statements of AirPatrol Corporation.

(6)	Incorporated by reference to the Company’s Amendment No. 4 to the Registration Statement (No. 333-191648) filed with the SEC on March 13, 2014.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2014.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 10, 2014.
+	To be filed by amendment in accordance with the grace period provided by Rule 405(a)(2) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSOREX GLOBAL HOLDINGS CORP.

Dated: May 15, 2014	By:	/s/ Nadir Ali
Nadir Ali Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Wendy F. Loundermon
Wendy F. Loundermon Chief Financial Officer
(Principal Financial and Accounting Officer)