Form 10-Q/A
period 2014-03-31
Sysorex Global Holdings Corp.
filed 2014-06-11
CIK 1529113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 001-36404

SYSOREX GLOBAL HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Nevada	88-0434915
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,520,928 shares of common stock, par value $0.001 per share, outstanding as of June 6, 2014.

SYSOREX GLOBAL HOLDINGS CORP.
EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Sysorex Global Holdings CorpQuarterly Report on Form 10-Q for the period ended March 31, 2014, filed with the Securities and Exchange Commission on May 15, 2014 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following eXtensible Business Reporting Language (XBRL) interactive data files that were omitted from the Form 10-Q:

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

No other changes have been made to the Form 10-Q. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, except as expressly set forth by specific reference in such filing.

PART II. OTHER INFORMATION
Item 6.  Exhibits

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

2.5	Amendment No. 1 to Agreement and Plan of Merger dated February 28, 2014 with AirPatrol Corporation. (6)
2.6	Amendment No. 2 to Agreement and Plan of Merger dated April 18, 2014 with AirPatrol Corporation. (7)
3.1(i)	Articles of Incorporation. (1)
3.1(ii)	Certificate of Amendment to the Articles of Incorporation, effective April 8, 2014. (8)
3.2	Bylaws. (1)
3.3	Articles of Merger between AirPatrol Acquisition Corp. I and AirPatrol Corporation (as surviving corporation), effective on April 18, 2014. (7)
3.4	Articles of Merger between AirPatrol Corporation and AirPatrol Acquisition Corp. II (as surviving corporation), effective on April 18, 2014. (7)
4.1	Business Financing Agreement dated March 15, 2013 by and among the Sysorex Government Services, Inc., Lilien Systems and Bridge Bank, N.A. (1).
4.2	Warrant to purchase common stock dated March 20, 2013 held by Bridge Bank N.A. (1)
4.3	Amendment to Business Financing Agreement, Waiver of Default and Consent dated as of August 29, 2013 between the Sysorex Global Holdings Corp. and Bridge Bank, N.A.(3)
4.4	Amendment 2 to Business Financing Agreement, Waiver of Default and Consent dated as of May 13, 2014 to be effective as of April 16, 2014 between Sysorex Global Holdings Corp. and Bridge Bank, N.A.(9)
10.1	Amended Secured Promissory Note dated February 28, 2014 from AirPatrol Corporation to Sysorex Global Holdings Corp. (6)
10.2	Securities Purchase Agreement dated February 24, 2014 between Sysorex Global Holdings Corp. and Geneseo Communications, Inc. (6)
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

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Press Release announcing 2014 First Quarter Results Issued May 15, 2014(9)
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed herewith
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-190574) filed with the SEC on August 12, 2013.
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

(6)	Incorporated by reference to the Company’s Amendment No. 4 to the Registration Statement (No. 333-191648) filed with the SEC on March 13, 2014.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2014.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 10, 2014.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSOREX GLOBAL HOLDINGS CORP.

Dated: June 10, 2014	By:	/s/ Nadir Ali
Nadir Ali Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Wendy F. Loundermon
Wendy F. Loundermon Chief Financial Officer
(Principal Financial and Accounting Officer)