Form 10-Q
period 2014-06-30
Sysorex Global Holdings Corp.
filed 2014-08-14
CIK 1529113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six months ended June 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,630,339 shares of common stock, par value $0.001 per share, outstanding as of August 11, 2014.

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

The results for the period ended June 30, 2014 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in our audited financial statements for the fiscal year ended December 31, 2013 filed in our Form S-1 filed with the Securities and Exchange Commission on April 4, 2014.

The information presented in this Form 10-Q reflects our one-for-two reverse stock split, which became effective on April 8, 2014, except as otherwise indicated.

SYSOREX GLOBAL HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

Assets	June 30,	December 31,
	2014	2013
	(Unaudited)
Current Assets
Cash and cash equivalents	$4,932,846	$2,103,955
Marketable securities	-	124,753
Accounts receivable, net	11,483,320	9,581,041
Notes receivable	130,000	1,130,000
Notes receivable, related party	89,599	-
Other receivables	376,186	247,090
Inventory	428,155	74,929
Prepaid expenses	1,042,647	381,583
Prepaid licenses and maintenance contracts	6,464,099	6,120,261
Restricted cash	161,429	71,429

Total Current Assets	25,108,281	19,835,041

Property and equipment, net	609,850	290,665
Software development costs, net	189,735	56,840
Deposits	749,227	749,227
Restricted cash, net of current portion	428,571	428,571
Prepaid licenses and maintenance contracts, non-current	5,982,546	4,268,010
Other assets	124,435	209,662
Trade name/trademarks, net	4,502,506	2,977,378
Customer relationships, net	6,993,366	3,085,953
Developed technology, net	17,402,203	1,265,000
Non compete agreement, net	543,055	-
Goodwill	10,516,497	5,707,580

Total Assets	$73,150,272	$38,873,927

See accompanying notes.

SYSOREX GLOBAL HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	June 30,	December 31,
	2014	2013
	(Unaudited)
Liabilities and Stockholders' Equity

Current Liabilities

Accounts payable	$7,931,687	$8,435,100
Accrued expenses	1,403,445	1,219,196
Accrued compensation and related benefits	1,931,789	2,622,356
Deferred revenue	7,907,117	7,402,149
Deferred rent, current	1,854	-
Due to related parties	-	160,331
Advances payable	722,157	722,157
Notes payable	477,763	723,042
Revolving line of credit	4,581,691	5,697,590
Term loan	500,004	458,337
Acquisition earnout liability	7,780,000	-

Total Current Liabilities	33,237,507	27,440,258

Long Term Liabilities
Deferred revenue, non-current	6,788,445	4,845,138
Deferred rent, non-current	40,661	-
Other long term liabilities	126,456	-
Notes payable, non-current	100,000	-
Term loan, non-current portion	124,995	291,663

Total Liabilities	40,418,064	32,577,059

Commitments and Contingencies

Stockholders' Equity
Preferred stock - $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - $0.001 par value; 50,000,000 shares authorized; 19,592,444 and 14,094,532 issued and outstanding	19,593	14,094
Additional paid-in capital	51,256,243	21,531,457
Due from Sysorex Consulting Inc.	(665,554)	(665,554)
Accumulated other comprehensive income	(5,525)	3,048
Accumulated deficit (excluding $2,441,960 reclassified to additional paid in capital in quasi-reorganization)	(16,294,161)	(13,105,962)

Stockholders' Equity Attributable to Sysorex Global Holdings Corp.	34,310,596	7,777,083

Non- controlling Interest	(1,578,388)	(1,480,215)

Total Stockholders' Equity	32,732,208	6,296,868

Total Liabilities and Stockholders' Equity	$73,150,272	$38,873,927

See accompanying notes.

SYSOREX GLOBAL HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues, Net	$17,144,805	$14,788,950	$33,464,618	$20,150,494

Cost of Revenues	11,464,868	11,789,904	23,434,213	15,695,637

Gross Profit	5,679,937	2,999,046	10,030,405	4,454,857

Operating Expenses
Compensation and related benefits	4,050,002	1,982,461	7,295,144	3,071,099
Professional and legal fees	446,379	423,840	834,349	471,215
Consulting expenses	177,641	225,628	318,571	294,559
Occupancy	230,813	103,923	384,802	140,865
Acquisition transaction/financing costs	1,091,117	-	1,194,978	907,865
Costs associated with public offering	-	-	44,717	-
Amortization of intangibles	1,249,165	193,334	1,577,200	256,191
Other administrative	804,834	500,205	1,445,436	705,447

Total Operating Expenses	8,049,951	3,429,391	13,095,197	5,847,241

Loss from Operations	(2,370,014)	(430,345)	(3,064,792)	(1,392,384)

Other Income (Expense)
Other income	12,044	-	25,871	-
Interest expense	(104,497)	(58,577)	(212,451)	(86,115)
Interest expense - amortization of debt discount	-	-	-	(16,667)
Gain on the settlement of obligation	-	14,762	-	14,762
Change in fair value of derivative liability	-	-	-	(489,168)
Total Other Income (Expense)	(92,453)	(43,815)	(186,580)	(577,188)

Loss before Provision for Income Taxes	(2,462,467)	(474,160)	(3,251,372)	(1,969,572)
Provision for Income Taxes	-	-	(35,000)	-

Net Loss	(2,462,467)	(474,160)	(3,286,372)	(1,969,572)

Net Loss Attributable to Non-controlling Interest	(55,585)	(38,408)	(98,173)	(75,449)

Net Loss Attributable to Stockholders of Sysorex Global Holdings Corp.	$(2,406,882)	$(435,752)	$(3,188,199)	$(1,894,123)

Net Loss Per Share - Basic and Diluted	$(0.13)	$(0.03)	$(0.19)	$(0.17)

Weighted Average Shares Outstanding
Basic and Diluted	18,641,546	12,552,033	16,455,268	10,979,454

See accompanying notes.

SYSOREX GLOBAL HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net Loss	$(2,406,882)	$(435,752)	$(3,188,199)	$(1,894,123)

Unrealized holding gains in marketable securities including reclassification adjustment of realized gains included in net income	-	-	(3,048)	-
Unrealized foreign exchange gain/(loss) from cumulative translation adjustments	(5,525)	-	(5,525)	-

Comprehensive Loss	$(2,412,407)	$(435,752)	$(3,196,772)	$(1,894,123)

See accompanying notes.

SYSOREX GLOBAL HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(Unaudited)

			Additional	Due from Sysorex	Accumulated Other		Non-	Total
	Common Stock		Paid-In	Consulting,	Comprehensive	Accumulated	Controlling	Stockholders'
	Shares	Amount	Capital	Inc.	Income (Loss)	Deficit	Interest	Equity

Balance - January 1, 2014	14,094,532	$14,094	$21,531,457	$(665,554)	$3,048	$(13,105,962)	$(1,480,215)	$6,296,868

Common shares issued for services	85,732	86	427,215					427,301
Common shares issued for cash	400,000	400	2,079,600					2,080,000
Stock options granted to employees for services			417,098					417,098
Common shares issued for net cash proceeds received from public offering	3,166,666	3,167	16,611,939					16,615,106
Common shares issued for AirPatrol acquisition	1,832,808	1,833	10,175,749					10,177,582
Common shares issued for options exercised	12,539	13	13,185					13,198
Fractional shares issued from reverse stock split	167							-
Unrealized gain on marketable securities					(3,048)			(3,048)
Cumulative translation adjustment					(5,525)			(5,525)
Net loss						(3,188,199)	(98,173)	(3,286,372)

Balance - June 30, 2014	19,592,444	$19,593	$51,256,243	$(665,554)	$(5,525)	$(16,294,161)	$(1,578,388)	$32,732,208

See accompanying notes.

SYSOREX GLOBAL HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2014	2013
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(3,286,372)	$(1,969,572)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	125,442	48,269
Amortization of intangible assets	1,577,200	256,191
Stock based compensation	844,399	470,177
Investment income	(3,048)	-
Amortization of debt discount	-	16,667
Change in the fair value of derivative liability	-	489,168
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(2,010,377)	(5,907,119)
Inventory	(87,265)	(212,250)
Prepaid expenses	(661,064)	17,293
Prepaid licenses and maintenance contracts	(2,058,374)	(1,203,969)
Deposits	-	(170,667)
Other assets	188,322	(261,100)
Accounts payable	(1,133,701)	4,472,467
Accrued expenses	(567,861)	(439,741)
Accrued compensation	(904,099)	817,880
Deferred revenue	2,448,275	1,193,670
Other long term liabilities	(5,413)	-
Total Adjustments	(2,247,564)	(413,064)

Net Cash Used in Operating Activities	(5,533,936)	(2,382,636)

Cash Flows From (Used in) Investing Activities
Purchase of property and equipment	(193,522)	(3,153)
Proceeds from the sale of marketable securities	124,753	-
Investment in capitalized software	(139,999)	-
Cash paid for Lilien	-	(3,000,000)
Cash acquired in Lilien acquisition	-	1,112,485
Cash paid for AirPatrol	(8,466,257)	-
Cash acquired in AirPatrol acquisition	71,182	-
Net Cash Flows Used in Investing Activities	(8,603,843)	(1,890,668)

Cash Flows from Financing Activities
Advances from revolving credit line	-	5,000,000
Repayment of line of credit	(1,115,899)	-
Repayment of term loan	(125,001)	-
Net proceeds from issuance of common stock	2,080,000	-
Net proceeds from capital raise	16,615,106	-
Net proceeds from conversion of employee options	13,198	-
Repayment of advances to related parties	-	(148,694)
Repayment of notes payable	(245,279)	(126,615)
Repayment of factor	-	(46,426)
Advance from Duroob Technology	-	332,217
Advance to related party	(89,599)	-
Repayment of advance from Duroob Technology	(160,331)	-
Repayment of convertible notes	-	(105,000)

Net Cash Provided by Financing Activities	16,972,195	4,905,482

Effect of Foreign Exchange Rate Changes on Cash	(5,525)	-

Net Increase in Cash and Cash Equivalents	2,828,891	632,178

Cash and Cash Equivalents - Beginning of period	2,103,955	8,301

Cash and Cash Equivalents - End of period	$4,932,846	$640,479

Supplemental Disclosure of cash flow information:
Cash paid for:
Interest	$167,086	$105,118
Income Taxes	$35,000	$8,001

Supplemental disclosures for non-cash operating, investing and financing activities:
Acquisition of Lilien:
Assumption of assets other than cash	$-	$15,180,332
Assumption of liabilities	$-	$17,216,770
Issuance of common stock	$-	$6,000,000
Acquisition of AirPatrol:
Assumption of assets other than cash	$682,000
Assumption of liabilities	$1,811,000
Issuance of common stock	$10,177,582

Issuance of common stock for settlement of liability	$-	$1,774,866

See accompanying notes.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

Note 1 - Organization and Nature of Business

Overview

Sysorex Global Holdings Corp. (“SGHC”), through its wholly-owned subsidiaries, AirPatrol Corporation and Airpatrol Research Corporations (“AirPatrol”), Lilien Systems, Shoom, Inc. (“Shoom”), Sysorex Government Services, Inc. (“SGS”), Sysorex Federal, Inc. (“Sysorex Federal”) and majority-owned subsidiary, Sysorex Arabia LLC (“SA”) (collectively the “Company”), provides location based technology, cybersecurity, data analytics, custom application development, cloud solutions, Mobile/BYOD solutions and strategic outsourcing to customers worldwide. The Company is headquartered in California, and has subsidiary offices in Virginia, Maryland, Oregon, Hawaii, State of Washington, California, Vancouver, Canada and Riyadh, Saudi Arabia.

Liquidity

As of June 30, 2014, the Company has a working capital deficiency of approximately $8,129,000. Included in that amount is the AirPatrol acquisition earnout liability of $7,780,000 which is the present value of the expected $10,000,000 earnout to be paid to the AirPatrol shareholders in 2015, of which half of the value earned shall be paid in stock and the other half in cash (unless otherwise agreed or required pursuant to the AirPatrol Merger Agreement (defined hereafter)) (see note 6). If AirPatrol’s Net Income (as defined in the AirPatrol Merger Agreement) meets or exceeds $3,500,000 in the five quarters ending March 31, 2015, the Company shall pay to the AirPatrol stockholders an earnout payment equal to (i) AirPatrol Net Income, divided by $5,000,000, times (ii) $10,000,000, provided that the total earnout payment shall not exceed $10,000,000. The cash generated from the AirPatrol profitability target is expected to fund the cash portion of the earnout liability.

For the six months ended June 30, 2014 the Company incurred a net loss of approximately $3.3 million and used cash in operations of approximately $5.6 million. Included in the net loss for the six months ended June 30, 2014 is approximately $1.2 million of acquisition transaction costs and approximately $1.6 million of amortization of intangibles.

The Company raised approximately $2 million in equity financing from a strategic investor during February 2014 and received approximately $17.7 million in April 2014, after deducting the underwriting discounts and commissions, in net proceeds from the sale of 3,166,666 shares in a public offering of which it used approximately $8.5 million of cash in the acquisition of AirPatrol (see note 17). The Company’s current capital resources as of June 30, 2014 and the equity financing and contract awards in the first quarter of 2014 are expected to be sufficient to fund planned operations during the succeeding twelve months, if not the company may need to curtail certain of its expansion activities.

Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the Company’s operations for the three and six-month periods ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.  These interim condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and footnotes for the years ended December 31, 2013 and 2012 included in the prospectus filed with the Securities and Exchange Commission on April 10, 2014.

Note 3 - Summary of Significant Accounting Policies

Significant Accounting Policies

The Company's complete accounting policies are described in Note 2 to the Company's audited financial statements and footnotes for the years ended December 31, 2013 and 2012.

Principles of Consolidation

The condensed consolidated financial statements have been prepared using the accounting records of SGHC and its wholly-owned subsidiaries Sysorex Federal, SGS, Lilien Systems, Shoom, AirPatrol and its majority-owned subsidiary, SA.  All material inter-company balances and transactions have been eliminated.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

Note 3 - Summary of Significant Accounting Policies (continued)

Principles of Consolidation (continued)

The Company owns 50.2% of Sysorex Arabia. As of June 30, 2014, SA had minimal cash, approximately $749,000 in deposits, $35,000 in other assets and intercompany balances and debts as disclosed in the following footnotes, with an accumulated deficit of approximately $1,653,000.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each of the reporting periods.  Actual results could differ from those estimates. The Company’s significant estimates consist of:

•	The valuation of stock-based compensation;

•	The allowance for doubtful accounts;

•	The valuation of the assets and liabilities acquired from the AirPatrol Acquisition as described in Note 6;

•	The valuation allowance for the deferred tax asset; and

•	Impairment of intangible assets.

Inventory

Inventory consisting primarily of finished goods and raw materials is stated at the lower of cost or market utilizing the first-in, first-out method. The Company continually analyzes its slow-moving, excess and obsolete inventories and establishes reserves based on historical and projected sales volumes and anticipated selling prices.  If the Company does not meet its sales expectations, these reserves are increased.  Products that are determined to be obsolete are written down to net realizable value.  As of June 30, 2014 and December 31, 2013, the Company deemed any such allowance nominal.

Intangible Assets

Intangible assets primarily consist of developed technology, customer lists/relationships, non-compete agreements and trade names and trademarks and are amortized ratably over a range of one to seven years which approximates customer attrition rate and technology obsolescence. The Company assesses the carrying value of its intangible assets for impairment each year. Based on its assessments, the Company did not incur any impairment charges for the six months ended June 30, 2014.

The Company develops and utilizes internal software for the processing of data provided by its customers.  Costs incurred in this effort are accounted for under the provisions of FASB ASC 350-40, “Internal Use Software”, whereby direct costs related to development and enhancement of internal use software are capitalized, and costs related to maintenance are expensed as incurred.  The Company capitalizes its direct internal costs of labor and associated employee benefits that qualify as development or enhancement.  These internal use software development costs are amortized over the estimated useful life which management has determined is four years following the year incurred.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

Note 3 - Summary of Significant Accounting Policies (continued)

Goodwill

The Company records goodwill and other indefinite-lived assets in connection with business combinations. Goodwill, which represents the excess of acquisition cost over the fair value of the net tangible and intangible assets of acquired companies, is not amortized. Indefinite-lived assets are stated at fair value as of the date acquired in a business combination. The Company’s goodwill balance and other assets with indefinite lives are evaluated for potential impairment annually each year and in certain other circumstances. The evaluation of impairment involves comparing the current fair value of the business to the recorded value, including goodwill. To determine the fair value of the business, the Company utilizes both the “Income Approach”, which is based on estimates of future net cash flows, and the “Market Approach”, which observes transactional evidence involving similar businesses. There was no impairment for the six months ended June 30, 2014.

Deferred Rent Expense

The Company has operating leases which contain predetermined increases and rent holidays in the rentals payable during the term of such leases. For these leases, the aggregate rental expense over the lease term is recognized on a straight-line basis over the lease term. The difference between the expense charged to operations in any year and the amount payable under the lease during that year is recorded as deferred rent expense on the Company’s balance sheet, which will reverse over the lease term.

Foreign Currency Translation

The U.S. dollar is the functional currency of the Company and its subsidiaries. Monetary assets and liabilities denominated in foreign currencies are translated to U.S. dollars at the exchange rate in effect at the balance sheet date and non-monetary assets and liabilities at the exchange rates in effect at the time of the transactions. Revenues and expenses are translated to U.S. dollars at rates approximating exchange rates in effect at the time of the transactions. Translation exchange gains and losses resulting from the period-end translation of assets and liabilities denominated in foreign currencies are recorded in other comprehensive income or loss, on the statement of equity. Transaction gains or losses are recognized through earnings.

Transaction and translation gains and losses were immaterial for the three and six months ended June 30, 2014 and 2013.

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) and its components in its consolidated financial statements.  Comprehensive income (loss) consists of net loss and foreign currency translation adjustments affecting stockholders’ equity that, under U.S. GAAP, are excluded from net loss.  The difference between net loss as reported and comprehensive income (loss) have historically been immaterial.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

Note 3 - Summary of Significant Accounting Policies (continued)

Revenue Recognition

Revenues for the three and six months ended June 30, 2014 and 2013 are comprised of the following:

	Three Months ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Resale of hardware	$7,377,325	$7,421,000	$16,213,956	$9,712,310
Resale of software	3,524,775	2,651,347	5,637,010	3,342,353
Maintenance services	2,973,084	2,517,393	5,602,126	3,347,674
Professional services contracts – time and materials	248,827	398,046	599,730	716,484
Professional services contracts – fixed price	2,013,204	1,801,164	3,430,874	3,031,673
Revenues from digital advertising and electronic services	1,007,590	-	1,980,922	-

Total	$17,144,805	$14,788,950	$33,464,618	$20,150,494

The Company is a systems integrator and consulting services company that provides IT solutions and services to its customers and recognizes revenue once four criteria are met: (1) persuasive evidence of an arrangement exists, (2) the price is fixed and determinable, (3) delivery (software and hardware) or fulfillment (maintenance) has occurred, and (4) there is reasonable assurance of collection of the sales proceeds (the “Revenue Recognition Criteria”). In addition, the Company also records revenues in accordance with Accounting Standards Codification (“ASC”) Topic 605-45 “Principal Agent Consideration” (“ASC 605-45”). The Company evaluates the sales of products and services on a case by case basis to determine whether the transaction should be recorded gross or net, including, but not limited to, assessing whether or not the Company: 1) is the primary obligor in the transaction; 2) has inventory risk with respect to the products and/or services sold; 3) has latitude in pricing; and 4) changes the product or performs part of the services sold. The Company evaluates whether revenues received from the sale of hardware and software products, licenses, and services, including maintenance and professional consulting services should be recognized on a gross or net basis on a transaction by transaction basis.  As of the date hereof, the Company has determined that all revenues received should be recognized on a gross basis in accordance with the applicable standards.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

Note 3 - Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

The Company also enters into sales transactions whereby customer orders contain multiple deliverables, and reports its multiple deliverable arrangements under ASC 605-25 “Revenue Arrangements with Multiple Deliverables” (“ASC-605-25”). These multiple deliverable arrangements primarily consist of the following deliverables: the Company’s design, configuration, installation, integration, warranty/maintenance and consulting services; and third-party computer hardware, software and warranty maintenance services.   In situations where the Company bundles all or a portion of the separate elements, vendor specific objective evidence (VSOE) is determined based on prices when sold separately.  For the three months ended June 30, 3014 and 2013 revenue recognized as a result of customer contracts requiring the delivery of multiple elements was $12,251,679 and $8,426,363, respectively.  For the six months ended June 30, 2014 and 2013 revenue recognized as a result of customer contracts requiring the delivery of multiple elements was $24,579,520 and $11,277,840, respectively.

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

Maintenance and Professional Services Revenue Recognition

With respect to sales of our maintenance, consulting and other service agreements including our digital advertising and electronic services, the Revenue Recognition Criteria is met once the service has been provided. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. The fixed rate includes direct labor, indirect expenses, and profits. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. Anticipated losses are recognized as soon as they become known.  For the three and six months ended June 30, 2014 and 2013 the Company did not incur any such losses. These amounts are based on known and estimated factors. Revenues from time and material or firm fixed price long-term and short-term contracts are derived principally with various United States Government agencies, Saudi Arabian Government agencies, and commercial customers.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

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

The Company incurred stock-based compensation charges, net of estimated forfeitures of $652,370 and $127,277 for the three month period ended June 30, 2014 and 2013 and $844,399 and $470,177 for the six month period ended June 30, 2014 and 2013, respectively.  The following table summarizes the nature of such charges for the six months then ended:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Compensation and related benefits	$245,369	$20,531	$417,098	$59,131
Professional and legal fees	87,001	106,746	87,001	106,746
Acquisition transaction costs	320,000	-	340,300	304,300
Totals	$652,370	$127,277	$844,399	$470,177

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

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

Note 3 - Summary of Significant Accounting Policies (continued)

Net Loss Per Share (continued)

The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the six months ended June 30, 2014 and 2013 after taking into account the one-for two reverse split effective as of April 8, 2014:

	June 30, 2014	June 30, 2013

Options	2,578,658	853,750
Warrants	411,262	505,012

Totals	2,989,920	1,358,762

Reclassification

Certain accounts in the prior year’s financial statements have been reclassified for comparative purposes to conform with the presentation in the current year’s financial statements. These reclassifications have no effect on previously reported earnings.

Recent Accounting Pronouncements

The U.S. Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08) in April 2014.  This new standard raises the threshold for disposals to qualify as discontinued operations, allows companies to have significant continuing involvement and continuing cash flows and provides for new and additional disclosures of discontinued operations and individually material disposal transactions.  The Company anticipates adopting the new standard when it becomes effective in the first quarter of 2015. The Company does not expect the adoption of ASU 2014-08 to have a material effect on its condensed consolidated financial statements.

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company is currently evaluating the effect of the ASU on its financial position, results of operations and cash flows.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company is currently evaluating the effect of the ASU on its financial position, results of operations and cash flows.

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

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

Note 4 - Acquisition of the Business of Lilien LLC

On March 20, 2013, the Company entered into an Asset Purchase and Merger Agreement (the “Lilien Agreement”) to acquire substantially all of the assets and liabilities of Lilien LLC and 100% of the stock of Lilien Systems (collectively referred hereafter as “Lilien”) effective as of March 1, 2013. Lilien is an information technology company whose operations complement and significantly expand the Company's current base of business.

The purchase price of this acquisition aggregated $9,000,000 and consisted of cash of $3,000,000, and 6,000,000 shares of the Company's common stock deemed to have a fair value of $6,000,000.  The cash consideration of $3,000,000 was obtained by the Company through a borrowing under a credit facility entered into jointly between SGS and Lilien concurrently with and for the express purpose of consummating that acquisition.   Total costs incurred in connection with the Lilien acquisition were $907,865 which consisted primarily of professional fees.

Lilien Systems and SGS are co-borrowers on the loan and both guaranteed the debt.  As they are part of the consolidated group of the Company no accounting consideration related to the co-guaranty was deemed necessary since such impact, if any, would be eliminated in consolidation.

Additionally, under the terms of the Lilien Agreement, the Company is liable to the former members of Lilien LLC for the payment of additional cash consideration on March 20, 2015 to the extent that they receive less than $1.00 per share from the sale of the 6,000,000 shares of the Company's common stock referred to above (the “Guaranteed Amount”), less customary commissions, on or before March 20, 2015, provided the stockholders are in compliance with the terms and conditions of the lock-up agreement. Notwithstanding the foregoing, in the event that the gross profits for calendar 2013 and 2014 attributable to the Lilien assets are more than 20% below what was forecasted to the Company, the Guaranteed Amount will be proportionately reduced. As of the date of the acquisition and June 30, 2014 the guaranteed amount was de minimis.

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

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

Note 4 - Acquisition of the Business of Lilien LLC (continued)

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

Note 5 - Acquisition of Shoom, Inc.

Effective August 31, 2013, the Company entered into an Agreement and Plan of Merger (the “Shoom Agreement”) to acquire 100% of the stock of Shoom, a California based provider of cloud based data analytics and enterprise solutions to the media, publishing, and entertainment industries.

The purchase price of this acquisition aggregated $8,107,000 and consisted of cash to be paid of $2,500,000, and 2,762,000 shares of the Company's common stock deemed to have a fair value of $5,607,000. The cash portion was funded by the excess working capital the Company obtained from the Shoom acquisition.  The cash consideration is subject to adjustment under terms of the Shoom Agreement. Total costs incurred for the Shoom acquisition were $316,387 which consisted primarily of professional fees.

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

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

Note 6 – Acquisition of AirPatrol Corporation

On December 20, 2013, the Company entered into an Agreement of Plan and Merger (the “AirPatrol Merger Agreement”) to acquire 100% of the capital stock of AirPatrol, a company in the mobile cyber-security and location-based services (LBS) space, for a purchase price equal to (a) $10,000,000 in cash, subject to certain adjustments, allocated to and among certain creditors, payees, holders of AirPatrol’s issued and outstanding capital stock and (b) 2,000,000 shares (after giving effect to a reverse stock split) of Company common stock, of which 800,000 shares shall be held in escrow for one year, as security to satisfy any indemnity claims that may be owed by the AirPatrol stockholders to the Company (the “AirPatrol Merger Consideration”). The AirPatrol Merger Consideration also includes an earnout, half of the value of which shall be in stock and the other half in cash (unless otherwise agreed or required pursuant to the AirPatrol Merger Agreement) payable to the stockholders of AirPatrol in 2015 in accordance with the following formula: if for the five quarter period ending March 31, 2015, AirPatrol Net Income meets or exceeds $3,500,000, the Company shall pay to the AirPatrol stockholders an earnout payment equal to (i) AirPatrol Net Income, divided by $5,000,000, times (ii) $10,000,000, provided that the total earnout payment shall not exceed $10,000,000.

On April 18, 2014, the parties to the AirPatrol Merger Agreement entered into an Amendment No. 2, pursuant which the Company agreed to (i) modify the working capital adjustment provision of the AirPatrol Merger Agreement, (ii) modify the distribution of the earnout, (iii) enter into a non-competition agreement with the former chairman of the board and significant stockholder of AirPatrol in exchange for allocation of consideration to the former chairman, (iv) modify the AirPatrol retention plan to reduce cash consideration and increase stock consideration paid to an employee of AirPatrol, in addition to other modifications as set forth in the full text of Amendment No. 2.  None of these modifications resulted in any increase to the AirPatrol Merger Consideration.

The working capital adjustment provision, which otherwise would have resulted in a deduction entirely from cash merger consideration of approximately $1.27 million, was adjusted so that instead approximately $486,000 was deducted from cash merger consideration, and the balance of approximately $786,000 was deducted from stock merger consideration (resulting in 157,192 fewer shares of Sysorex common stock issued as stock merger consideration at the closing).

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

In connection with this transaction, on May 9, 2014, the Company issued options to purchase 400,000 shares of the Company's common stock to certain employees of AirPatrol at an exercise price of $4.81 per share. These options are exercisable for ten years and vest over four years.

The total recorded purchase price for the transaction was $27,472,000 which consisted of the cash paid of $9,514,000, $10,178,000 for the value of stock issued and $7,780,000 for the present value of the $10,000,000 expected earn out payment.

Assets Acquired:
Cash	$71,000
Restricted cash	90,000
Receivables	21,000
Inventory	266,000
Other assets (Note A)	151,000
Property and equipment	244,000
Trade name/trademarks (Note B)	1,820,000
Customer relationships (Note B)	4,460,000
Developed technology (Note B)	16,810,000
Non-compete agreements (Note C)	600,000
Goodwill	4,750,000
29,283,000
Liabilities Assumed:
Accounts payable and accrued liabilities	630,000
Other current liabilities (Note D)	949,000
Other long term liabilities (Note E)	232,000
1,811,000
Purchase Price	$27,472,000

(A)	Other current assets consist primarily of approximately $32,000 of prepaid expenses and $119,000 of security deposits.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

Note 6 – Acquisition of AirPatrol Corporation (continued)

(B)	The trade name/trademarks, customer relationships and developed technology are identifiable intangible assets that are being amortized over their useful life of seven years.

(C)	The non-compete agreements are an identifiable intangible asset that is being amortized over their useful life of one and three years.

(D)

Other current liabilities consist primarily of approximately $214,000 of payroll liabilities, $564,000 of an advance from SGHC that was settled immediately after closing, $42,000 of deferred rent and $129,000 of unearned revenue.

(E)	Other long term liabilities consist primarily of approximately $132,000 for a furniture lease and a $100,000 note payable.

A final valuation of the assets and liabilities and purchase price allocation of AirPatrol has not been completed as of this reporting period. Consequently, the purchase price was preliminarily allocated based upon the asset and liability amounts in AirPatrol's accounting records with the excess classified as intangible assets. These amounts are subject to revision upon the completion of formal studies and valuations which will occur during the third quarter of 2014.

Note 7 - Proforma Financial Information

The following unaudited proforma financial information presents the consolidated results of operations of the Company, Lilien, Shoom and AirPatrol for the three and six months ended June 30, 2014 and 2013, as if the acquisitions had occurred as of the beginning of the first period presented instead of on March 1, 2013 for Lilien, August 31, 2013 for Shoom and April 16, 2014 for AirPatrol. The proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$17,142,302	$16,537,973	$33,739,296	$28,195,380
Net Loss Attributable to Common Shareholder	$(1,744,485)	$(1,754,122)	$(4,829,867)	$(5,094,715)
Weighted Average Number of Common Shares Outstanding, basic and diluted	19,526,357	18,949,755	19,358,272	18,617,494
Loss per common share – Basic and Diluted	$(0.09)	$(0.09)	$(0.25)	$(0.27)

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

Note 8 – Notes Receivable

Secured Promissory Notes

On August 30, 2013, the Company loaned $1,000,000 to AirPatrol to support its operations as provided by a Secured Promissory Note issued by AirPatrol (the “AirPatrol Note”).  The AirPatrol Note was due on April 29, 2014, accrued interest at a rate of 8% per annum, and was collateralized by the general assets of the debtor.  This AirPatrol Note was repaid on April 16, 2014 upon the closing of the AirPatrol acquisition.  (See Note 6).

On October 14, 2013, the Company loaned $130,000 to IronSky Corporation, a company in the field cyber security solutions to support its operations in accordance with the terms of a Secured Promissory Note (the “IronSky Note”).  The Ironsky Note was due on March 31, 2014, accrues interest at a rate of 8% per annum, and is collateralized by the general assets of the debtor. The Company is in current negotiations with Ironsky about payment and the terms of the note.

Notes Receivable, related party

On June 19, 2014 AirPatrol entered into a promissory note with a related party of the Company for $89,599. The promissory note is due December 19, 2015 and accrues interest at a rate of 0.33% per annum.

Note 9 – Inventory

Inventory at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013

Raw materials	$60,945	$-
Finished goods	367,210	74,929
Total	$428,155	$74,929

Note 10 - Due from Related Parties

Non-interest bearing amounts due on demand from a related party was $665,554 as of June 30, 2014 and December 31, 2013 and consisted primarily of amounts due from Sysorex Consulting, Inc.  As Sysorex Consulting, Inc. is a direct shareholder of and an investor in the Company, the amounts due from Sysorex Consulting, Inc. as of June 30, 2014 and December 31, 2013 have been classified in and as a reduction of stockholders' deficiency.

Note 11 - Intangible Assets

Lilien Acquisition

Balances of the intangible assets that relate to the Lilien acquisition are as follows as of June 30, 2014:

	As of June 30, 2014
Amortized Intangible Assets	Gross Carrying Amount	Accumulated Amortization

Trade name/trademarks	$3,250,000	$(619,039)
Customer relationships	2,130,000	(405,722)
Total	$5,380,000	$(1,024,761)

The weighted average remaining amortization period for the Company’s trade names/ trademarks and customer relationships is 3.42 and 2.24 years, respectively.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

Note 11 - Intangible Assets (continued)

Shoom Acquisition

Balances of the intangible assets that relate to the Shoom acquisition are as follows as of June 30, 2014:

	As of June 30, 2014
Amortized Intangible Assets	Gross Carrying Amount	Accumulated Amortization

Trade name/trademarks	$120,000	$(14,288)
Customer relationships	1,270,000	(151,190)
Developed technology	1,380,000	(287,500)
Total	$2,770,000	$(452,978)

The weighted average remaining amortization period for the Company’s trade names/ trademarks, customer relationships and developed technology are 0.28, 2.98 and 1.49 years, respectively.

AirPatrol Acquisition

Balances of the intangible assets that relate to the AirPatrol acquisition are as follows as of June 30, 2014:

	As of June 30, 2014
Amortized Intangible Assets	Gross Carrying Amount	Accumulated Amortization

Trade name/trademarks	$1,820,000	$(54,167)
Customer relationships	4,460,000	(309,722)
Developed technology	16,810,000	(500,297)
Non-compete agreeements	600,000	(56,945)
Total	$23,690,000	$(921,131)

The weighted average remaining amortization period for the Company’s trade names/ trademarks, customer relationships, developed technology, and non-compete agreements are 0.53, 0.52, 4.9 and 0.06 years, respectively.

Aggregate Amortization Expense:

Aggregate amortization expense for the three and six months ended June 30, 2014 was $1,249,165 and $1,577,200, respectively.

The following table presents the Company’s estimate for total amortization expense for the year ended December 31, 2014 through 2019 and thereafter.

Year Ending December 31,	Amount
2014 (remaining)	$2,866,755
2015	5,655,660
2016	5,623,579
2017	4,339,829
2018	3,628,579
2019 and thereafter	7,326,728
Total	$29,441,130

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

Note 12 – Goodwill

The changes to the carrying amount of goodwill for the six months ended June 30, 2014 are as follows:

Balance at January 1, 2014	$5,707,580

Measurement period adjustment	59,321

AirPatrol acquisition	4,749,596

Balance at June 30, 2014	$10,516,497

The measurement period adjustment of $59,321 relates to an adjustment of the tax attributes associated with the assets acquired in the Shoom, Inc. acquisition.

Note 13 - Deferred Revenue

Deferred revenue as of June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
Deferred Revenue, current
Lilien maintenance agreements	$7,582,433	$7,161,992
Services to be provided by Shoom	3,866	3,866
Services to be provided by Sysorex	236,291	236,291
Services to be provided by AirPatrol	84,527	-
Total Deferred Revenue, current	7,907,117	7,402,149

Deferred Revenue, non-current
Lilien maintenance agreements	6,788,445	4,845,138

Total Deferred Revenue	$14,695,562	$12,247,287

The fair value of the deferred revenue approximates the services to be rendered.

Note 14 - Due to Related Parties

Non-interest bearing amounts due on demand to related parties as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013

Duroob Technology, Inc., an entity whose CEO owns 49.8% of Sysorex Arabia LLC, the Company’s 50.2% owned subsidiary.	-	160,331

Totals	$-	$160,331

Note 15 - Notes Payable

Notes payable and accrued interest as of June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
Notes payable, current
a) Note payable dated July 1, 2008	$--	$208,566
b) Note payable dated August 31, 2013	477,763	514,476

Total	$477,763	$723,042
Notes payable, non-current
c) Note payable dated August 30, 2013	$100,000	$--

Total	$100,000	$--

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

Note 15 - Notes Payable (continued)

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

On August 31, 2013 the Company entered into an Agreement and Plan of Merger to acquire Shoom for a purchase price of $2,500,000, including $500,000 deposited in escrow, which is listed as restricted cash of $71,429 and restricted cash – net of current portion of $428,571, for the Shoom acquisition of which any amounts not subject to claims shall be released to the Shoom shareholders, on a pro-rata basis, on each of the seven (7) anniversary dates of the closing date in seven equal installments, and 2,762,000 shares of common stock. Pursuant to the terms of the Shoom agreement, the delivery of the Shoom consideration to each stockholder was subject to the return of certain documentation thus the Company initially recorded the cash consideration to be paid as a non-interest bearing note in the amount of $2,500.000.  As of June 30, 2014, $477,763 was still payable to the Shoom shareholders and was recorded by the Company as a note payable with no interest accruing.  Post-acquisition the Shoom shareholders collectively own approximately 8% of the Company.

c)	Note payable dated August 30, 2013

Note received by AirPatrol from Howard County Economic Development Authority (Maryland) as incentive to relocate the AirPatrol office to the county. The note is unsecured, accrues interest at 3% per annum, and matures on December 31, 2017.

Note 16 – Revolving Line of Credit

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

Note 17 - Equity Raise

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

The net proceeds to the Company from the sale of 3,166,666 shares in the Offering, excluding the shares sold by the selling stockholder, are approximately $17.7 million, after deducting the underwriting discounts and commissions.

Note 18 - Common Stock

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

On April 18, 2014, the Company issued 1,832,808 shares of restricted common stock to former security holders, directors, officers and consultants of AirPatrol Corporation pursuant to a merger agreement. Out of these shares, 800,000 shares were issued to an escrow holder for the benefit of former stockholders and warrant holders of AirPatrol Corporation.

On May 15, 2014 the Company issued 12,539 shares of common stock to employees who had exercised employee stock options for cash proceeds of $13,198.

On June 24, 2014 the Company issued 64,000 shares of common stock under the terms of a consulting agreement which were fully vested upon date of grant. The Company recorded an expense of $320,000 which was included as part of Acquisition transaction costs.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

Note 19 - Options

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

On April 2, 2014 the Company granted options for the purchase of 110,000 shares of common stock to employees. These options vest over four years and have an exercise period of ten years and an exercise price of $5.20 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the award was $261,000. The fair value of the common stock as of the grant date was $5.20 per share.

On May 9, 2014 the Company granted options for the purchase of 400,000 shares of common stock to employees in connection with the AirPatrol Acquisition. These options vest over four years and have an exercise period of ten years and an exercise price of $4.81 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the award was $883,700. The fair value of the common stock as of grant date was $4.85 per share.

On May 9, 2014 the Company granted options for the purchase of 25,000 shares of common stock to employees. These options are fully vested and have an exercise period of ten years and an exercise price of $4.85 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the award was $54,900. The fair value of the common stock as of grant date was $4.85 per share.

As of June 30, 2014, the fair value of non-vested options totaled $3,262,735 which will be amortized to expense over the weighted average remaining term of 3.41 years.

The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option-pricing model.  Key weighted-average assumptions used to apply this pricing model during the six months ended June 30, 2014 were as follows:

Risk-free interest rate	2.62 - 2.82%
Expected life of option grants	7 years
Expected volatility of underlying stock	39.4%
Dividends	$-

The expected term assumption represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by SEC Staff Accounting Bulletin (“SAB”) 110 for “plain vanilla options”. The expected stock price volatility for the Company’s stock options was determined by the historical volatilities for industry peers and used an average of those volatilities.  The Company does not expect to declare dividends in the near future; accordingly, the assumption is $0. The Company attributes the value of stock-based compensation to operations on the straight-line single option method.  Risk free interest rates were obtained from U.S. Treasury rates for the applicable periods.

Note 20 - Credit Risk and Concentrations

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

The Company maintains cash deposits with financial institutions, which, from time to time, may exceed federally insured limits. Cash is also maintained at a foreign financial institution for its majority-owned subsidiary. Cash in foreign financial institutions as of June 30, 2014 and December 31, 2013 was immaterial. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash.

As of June 30, 2014, Customer E represented approximately 16%, and Customer C represented approximately 11% of total accounts receivable. Sales to these customers during the 6 months ended June 30, 2014 were $2,580,028 and $1,918,675, respectively.

The following table sets forth the percentages of revenue derived by the Company from those customers which accounted for at least 10% of revenues during the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
	$	%	$	%
Customer A	3,592,378	11%	-	-
Customer B	-	-	2,636,063	13%
Customer C	-	-	2,471,840	12%
Customer D	-	-	2,087,501	10%

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

Note 20 - Credit Risk and Concentrations (continued)

As of June 30, 2014, the three vendors represented approximately 54%, 16% and 6% of total gross accounts payable. Purchases from these customers during the 6 months ended June 30, 2014 were $14,219,065, $3,750,888 and $1,275,196, respectively. As of June 30, 2013, the three vendors represented approximately 56%, 7% and 6% of total gross accounts payable.

For the six months ended June 30, 2014, three vendors represented approximately 55%, 15% and 14% of total purchases. For the six months ended June 30, 2013, two vendors represented approximately 63% and 23% of total purchases.

Note 21 – Segment Reporting and Foreign Operations

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

•

Location-based technology: Cybersecurity platform for wireless and cellular devices that can detect, monitor and manage the content and behavior of smartphones, tablets, laptops and other mobile devices based on their location and user.

	IT Commercial	IT Government	eSolutions	Location-based Technology	Unallocated/ Corporate/ Other	Total
Three months ended June 30, 2014
Revenues from external customers	$13,909,000	$1,122,000	$1,008,000	$1,106,000	$-	$17,145,000
Cost of revenues	$(10,690,000)	$(451,000)	$(198,000)	$(126,000)	$-	$(11,465,000)
Gross margin	$3,219,000	$671,000	$810,000	$980,000	$-	$5,680,000
Depreciation and amortization	$44,000	$5,000	$7,000	$30,000	$-	$86,000
Amortization of intangibles	$192,000	$-	$136,000	$921,000	$-	$1,249,000
Segment profit (loss)	$235,000	$89,000	$316,000	$(693,000)	$(2,409,000)	$(2,462,000)

Three months ended June 30, 2013
Revenues from external customers	$13,560,000	$1,229,000	$-	$-	$-	$14,789,000
Cost of revenues	$(11,141,000)	$(649,000)	$-	$-	$-	$(11,790,000)
Gross margin	$2,419,000	$580,000	$-	$-	$-	$2,999,000
Depreciation and amortization	$21,000	$9,000	$-	$-	$-	$30,000
Amortization of intangibles	$193,000	$-	$-	$-	$-	$193,000
Segment profit (loss)	$202,000	$190,000	$-	$-	$(866,000)	$(474,000)

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

Note 21 – Segment Reporting and Foreign Operations (continued)

Six months ended June 30, 2014
Revenues from external customers	$27,873,000	$2,505,000	$1,981,000	$1,106,000	$-	$33,465,000
Cost of revenues	$(21,641,000)	$(1,267,000)	$(401,000)	$(126,000)	$-	$(23,435,000)
Gross margin	$6,232,000	$1,238,000	$1,580,000	$980,000	$-	$10,030,000
Depreciation and amortization	$66,000	$12,000	$17,000	$30,000	$-	$125,000
Amortization of intangibles	$384,000	$-	$272,000	$921,000	$-	$1,577,000
Segment profit (loss)	$136,000	$173,000	$538,000	$(693,000)	$(3,441,000)	$(3,287,000)

Six months ended June 30, 2013
Revenues from external customers	$17,836,000	$2,314,000	$-	$-	$-	$20,150,000
Cost of revenues	$(14,454,000)	$(1,242,000)	$-	$-	$-	$(15,696,000)
Gross margin	$3,383,000	$1,072,000	$-	$-	$-	$4,455,000
Depreciation	$29,000	$19,000	$-	$-	$-	$48,000
Amortization of intangibles	$256,000	$-	$-	$-	$-	$256,000
Segment profit (loss)	$245,000	$318,000	$-	$-	$(2,533,000)	$(1,970,000)

As of June 30, 2014
Total property and equipment	$279,000	$4,000	$43,000	$282,000	$2,000	$610,000
Property and equipment additions	$109,000	$-	$17,000	$68,000	$-	$194,000
Intangible assets and goodwill	$8,899,000	$-	$3,540,000	$27,519,000	$-	$39,958,000
Intangible assets and goodwill additions	$-	$-	$-	$28,440,000	$-	$28,440,000
Total segment assets	$32,191,000	$3,936,000	$9,319,000	$30,144,000	$(2,440,000)	$73,150,000

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013\

(UNAUDITED)

Note 21 – Segment Reporting and Foreign Operations (continued)

The Company’s operations are located primarily in the United States, Canada and Saudi Arabia. Revenues by geographic area are attributed by country of domicile of our subsidiaries. The financial data by geographic area are as follows:

	United	Saudi
	States	Arabia	Canada	Total
Three Months Ended June 30, 2014:
Revenues by geographic area	$17,138,000	$-	$7,000	$17,145,000
Operating loss by geographic area	$(2,028,000)	$(111,000)	$(231,000)	$(2,370,000)
Net loss by geographic area	$(2,119,000)	$(111,000)	$(232,000)	$(2,462,000)

Three Months Ended June 30, 2013:
Revenues by geographic area	$14,789,000	$-	$-	$14,789,000
Operating loss by geographic area	$(353,000)	$(77,000)	$-	$(430,000)
Net loss by geographic area	$(397,000)	$(77,000)	$-	$(474,000)

Six Months Ended June 30, 2014:
Revenues by geographic area	$33,458,000	$-	$7,000	$33,465,000
Operating loss by geographic area	$(2,637,000)	$(197,000)	$(231,000)	$(3,065,000)
Net loss by geographic area	$(2,857,000)	$(197,000)	$(232,000)	$(3,286,000)

Six Months Ended June 30, 2013:
Revenues by geographic area	$20,105,000	$45,000	$-	$20,150,000
Operating loss by geographic area	$(1,241,000)	$(151,000)	$-	$(1,392,000)
Net loss by geographic area	$(1,818,000)	$(151,000)	$-	$(1,969,000)

As of June 30, 2014:
Identifiable assets by geographic area	$72,194,000	$784,000	$172,000	$73,150,000
Long lived assets by geographic area	$40,729,000	$-	$28,000	$40,757,000

Note 22 – Commitments and Contingencies

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

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

Note 22 – Commitments and Contingencies (continued)

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s condensed consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

During the year ended December 31, 2011, a judgment in the amount of $936,330 was levied against Sysorex Arabia LLC in favor of Creative Edge, Inc. in connection with amounts advanced for operations.  Of that amount, $214,187 has been repaid, $514,836 will be paid through a surety bond, and the remaining $207,321 has been accrued as advances payable on the condensed consolidated balance sheet by Sysorex Arabia as of June 30, 2014.  In connection with this transaction there was no effect upon the statement of operations for the period ended June 30, 2014.

Contingent Consideration

Under the terms of the acquisition of Lilien, the Company is liable for the payment of additional cash consideration to the extent that the recipients of the 3,000,000 (6,000,000 pre-split) shares of the Company's common stock receive less than $3,000,000 ($6,000,000 pre-split) from the sale of those shares, less customary commissions, on or before March 20, 2015.  As of the date of the acquisition and June 30, 2014 the guaranteed amount was considered by management to be de minimis.

Under the terms of the acquisition of AirPatrol, the AirPatrol Merger Consideration also includes an earnout, half of the value of which shall be in stock and the other half in cash (unless otherwise agreed or required pursuant to the AirPatrol Merger Agreement) payable to the stockholders of AirPatrol in 2015 in accordance with the following formula: if for the five quarter period ending March 31, 2015, AirPatrol Net Income meets or exceeds $3,500,000, the Company shall pay to the AirPatrol stockholders an earnout payment equal to (i) AirPatrol Net Income, divided by $5,000,000, times (ii) $10,000,000, provided that the total earnout payment shall not exceed $10,000,000. The Company has accrued an earnout liability of $7,780,000 which is the present value of the expected $10,000,000 earnout to be paid to the AirPatrol shareholders in 2015.

Note 23 - Subsequent Events

On July 3, 2014 the Company granted options for the purchase of 75,000 shares of common stock to an employee. These options vest pro-rata over 48 months and have a life of ten years and an exercise price of $3.79 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the award was $127,800. The fair value of the common stock as of grant date was $3.79 per share.

On July 10, 2014 the Company issued 30,000 shares of common stock under the terms of a consulting services agreement which were fully vested upon date of grant. The Company recorded an expense of $111,000 for the value of those shares on that date.

On August 1, 2014 the Company issued 7,895 shares of common stock under the terms of a consulting services agreement which were fully vested upon date of grant. The Company recorded an expense of $30,000 for the value of those shares on that date.

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

Overview of Our Business

Sysorex provides a variety of IT services and technologies that enable customers to manage, protect and monetize their enterprise assets whether on-premise, in the Cloud, or via mobile devices. The Company’s business focuses primarily on Big Data analytic solutions and services. The recent acquisition of AirPatrol Corporation (“AirPatrol”), a developer of location-based cybersecurity and commercial services systems for mobile devices, on April 18, 2014, has provided the Company with the opportunity to expand its capabilities into location-based detection products. The Company expects that location data from AirPatrol will also drive new data analytic offerings. Historically, our customer base was made up 100% of government agencies. However, the recent acquisitions in 2013 of Lilien System (“Lilien”), an enterprise IT infrastructure solutions and data analytics provider and Shoom, Inc. (“Shoom”), a provider of Cloud-based data analytics and enterprise solutions to the media, publishing, and entertainment industries, our customer base has significantly shifted. Currently, approximately 90% of the revenues we earn are from commercial enterprises and approximately 10% are from government agencies.

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

We believe the accretive impact of our acquisition strategy is becoming evident as the six months ended June 30, 2014 include six months of Lilien and Shoom revenues and two and one half months of AirPatrol revenues, resulting in an increase in revenues of approximately $13 million as compared to the six months ended June 30, 2013. We also anticipate synergies and operational efficiencies to improve revenues and profitability for Sysorex, Lilien, AirPatrol and Shoom over the next 12 months. Sysorex’s U.S. government operations are profitable and this division is expected to grow as a result of the U.S. Navy SPAWAR contract awarded in 2013 and  the U.S. Army PMSS-3 Program, which is a $450 million five-year task order based multiple award contract granted to Sysorex earlier this year.  The U.S. Navy SPAWAR contract has started releasing task orders in 2014; however, the U.S. Army PMSS-3 Program is currently under automatic stay as some of the un-successful bidders are challenging the agency's selection decision and therefore the government will not be issuing any task orders until the protests are resolved. With the addition of Shoom we believe that our liquidity will improve significantly as Shoom’s business model generates approximately 79% gross margins. We believe that our shift to technology based business lines like Shoom and other future acquisitions will increase our customer base and, in turn, increase revenues to a level that will allow us to achieve profitability.

Recent Events

Reverse Stock-Split

In connection with the Company’s initial public offering described below and in order to satisfy the initial listing requirements for The NASDAQ Capital Market on April 8. 2014, the Company filed a Certificate of Amendment to its Articles of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Nevada to effect a one-for-two reverse split (the “Reverse Split”) of the Company’s common stock, with no reduction in authorized capital

April 2014 Initial Public Offering

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

On April 15, 2014, upon the closing of the Offering, the Company received approximately $17.7 million from the sale of 3,166,666 Shares in the Offering, excluding the Shares sold by the Selling Stockholder, after deducting the underwriting discounts and commissions.  The net proceeds of the Offering were used in connection with the acquisition of AirPatrol and will also be used to expand the Company’s sales and marketing efforts, including expanding its Washington, D.C. office, for future strategic acquisitions, and for working capital and other general corporate purposes.

Nasdaq Listing

On April 10, 2014, in connection with the offering of the Shares described above, the Company’s Common Stock began trading on The NASDAQ Capital Market, under the symbol “SYRX”.

AirPatrol Merger

On April 18, 2014, the Company became the holder of 100% of the outstanding capital stock of AirPatrol upon the consummation of the transactions contemplated by that certain Agreement and Plan of Merger by and between the Company and Airpatrol (the “Airpatrol Merger Agreement”). Per Amendment 2 to the Airpatrol Merger Agreement, the AirPatrol acquisition was deemed effective as of April 16, 2014 for accounting purposes.   At the closing, the Company (i) paid or initiated actions to pay a total of $8,466,258 to various former stockholders, former noteholders, former directors, professional service firms and continuing officers, (ii) issued a total of 1,042,809 shares of its common stock to former stockholders, directors, and continuing officers of AirPatrol, and to the investment banking firm of AGC Partners, LLC, and (iii) issued 800,000 shares of its common stock into a holdback escrow.  A working capital adjustment applied at closing reduced cash consideration by approximately $486,000 and reduced stock merger consideration by 157,192 shares.  Additionally, a total of $1,047,781 was deducted from cash merger consideration in conjunction with repayment of AirPatrol’s indebtedness to the Company. None of the persons receiving merger consideration from the Company at the closing had any material relationship, other than in respect of the merger transaction, with the Company, its affiliates, directors, officers, or any associate of such directors and officers.

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

We allocate the total arrangement consideration to the deliverables based on an estimated selling price of our products and services and report revenues containing multiple deliverable arrangements under ASC 605-25 “Revenue Arrangements with Multiple Deliverables” (“ASC-605-25”). These multiple deliverable arrangements primarily consist of the following deliverables: third-party computer hardware, third-party software, hardware and software maintenance (a.k.a. support), and third-party services. We determine the estimated selling price using cost plus a reasonable margin for each deliverable, which was based on our established policies and procedures for providing customers with quotes, as well as historical gross margins for our products and services. From time to time our personnel are contracted to perform installation and services for the customer. In situations where we bundle all or a portion of the separate elements, vendor specific objective evidence (VSOE) is determined based on prices when sold separately.  Our revenue recognition policies vary based upon these revenue sources and the mischaracterization of these products and services could result in misapplication of revenue recognition polices.

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

When assessing the recoverability of our long-lived assets, which include property and equipment and finite-lived intangible assets, we make assumptions regarding estimated future cash flows and other factors. Some of these assumptions involve a high degree of judgment and also bear a significant impact on the assessment conclusions. Included among these assumptions are estimating undiscounted future cash flows, including the projection of comparable sales, operating expenses, capital requirements for maintaining property and equipment and residual value of asset groups. We formulate estimates from historical experience and assumptions of future performance, based on business plans and forecasts, recent economic and business trends, and competitive conditions. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge. We concluded there were no triggering events to further measure for impairment during the six months ended June 30, 2014 or 2013.

We evaluate the remaining useful lives of long-lived assets and identifiable intangible assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. Such events or circumstances may include (but are not limited to): the effects of obsolescence, demand, competition, and/or other economic factors including the stability of the industry in which we operate, known technological advances, legislative actions, or changes in the regulatory environment. If the estimated remaining useful lives change, the remaining carrying amount of the long-lived assets and identifiable intangible assets would be amortized prospectively over that revised remaining useful life. We have determined that there were no events or circumstances during the six months ended June 30, 2014 and 2013, which would indicate a revision to the remaining amortization period related to any of our long-lived assets. Accordingly, we believe that the current estimated useful lives of long-lived assets reflect the period over which they are expected to contribute to future cash flows and are therefore deemed appropriate.

Goodwill and Indefinite-lived Assets

We have recorded goodwill and other indefinite-lived assets in connection with our acquisitions of Lilien, Shoom and AirPatrol. Goodwill, which represents the excess of acquisition cost over the fair value of the net tangible and intangible assets of the acquired company, is not amortized. Indefinite-lived intangible assets are stated at fair value as of the date acquired in a business combination. Our goodwill balance and other assets with indefinite lives are evaluated for potential impairment during the fourth quarter of each year and in certain other circumstances. The evaluation of impairment involves comparing the current fair value of the business to the recorded value, including goodwill. To determine the fair value of the business, we utilize both the “Income Approach”, which is based on estimates of future net cash flows and the “market approach”, which observes transactional evidence involving similar businesses. There was no goodwill impairment for the six months ended June 30, 2014 and 2013.

Deferred Income Taxes

In accordance with ASC 740 “Income Taxes” (“ASC 740”), management routinely evaluates the likelihood of the realization of its income tax benefits and the recognition of its deferred tax assets. In evaluating the need for any valuation allowance, management will assess whether it is more likely than not that some portion, or all, of the deferred tax asset may not be realized. Ultimately, the realization of deferred tax assets is dependent upon the generation of future taxable income during those periods in which temporary differences become deductible and/or tax credits and tax loss carry-forwards can be utilized. In performing its analyses, management considers both positive and negative evidence including historical financial performance, previous earnings patterns, future earnings forecasts, tax planning strategies, economic and business trends and the potential realization of net operating loss carry-forwards within a reasonable timeframe. To this end, management considered (i) that we have had historical losses in the prior years and cannot anticipate generating a sufficient level of future profits in order to realize the benefits of its deferred tax asset; (ii) tax planning strategies; and (iii) the adequacy of future income as of and for the six months ended June 30, 2014, based upon certain economic conditions and historical losses through June 30, 2014, management deemed it appropriate and established a full valuation allowance.

A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax filings that do not meet these recognition and measurement standards. For the six months ended June 30, 2014 and 2013, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the six months ended June 30, 2014 and 2013.

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

As of June 30, 2014 and 2013 allowance for credit losses included a general allowance of $549,000 and $133,000, respectively, due to the aging of the items greater than 120 days outstanding and other potential non-collections.

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

The Black-Scholes option valuation model is used to estimate the fair value of the options or the equivalent security granted. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options or warrants. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the options granted.

The principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:

	Six Months ended June 30, 2014	Six Months ended June 30, 2013
Risk-free interest rate	2.62-2.82%	1.8 – 2.0%
Expected life of option grants	10 years	10 years
Expected volatility of underlying stock	39.4%	40%
Dividends	$--	$--

The Company issued the following options and warrants during the six months ended June 30, 2014:

Date	Pre Split Options/Warrants Granted	Post Split Options/Warrants Granted	Exercise Price	Black Sholes Value of Option	Fair Value of Common Stock per Share
1/27/2014	20,000	10,000	$2.37	$16,600	$2.03
4/02/2014	220,000	110,000	$5.20	$261,500	$5.20
5/09/2014		400,000	$4.81	$883,700	$4.85
5/09/2014		25,000	$4.85	$54,900	$4.85

The Company issued the following shares of common stock as compensation during the six months ended June 30, 2014:

Date	Pre Split Common Shares Issued	Post Split Common Shares Issued	Fair Value of Common Stock per Share	Fair Value of Common Stock Issued
1/24/2014	10,000	5,000	$2.03	$20,300
4/02/2014	33,464	16,732	$5.20	$87,000
6/24/2014		64,000	$5.00	$320,000

Operating Segments

The Company operates in the following business segments as follows:

•	IT Commercial: These services include enterprise computing and storage, virtualization, business continuity, networking and information technology business consulting services to commercial organizations.

•	IT Government: Information technology and telecommunications solutions and services primarily to government agencies in the United States (Domestic) and Saudi Arabia (Foreign). The operations include systems integration and consulting, including, but not limited to: custom application/software design, architecture and development, data center design and operations services, command control, computer communication, intelligence (C4I) system consulting, program management and security solutions and services.

•

eSolutions: Internet based hosting eServices to its customers located in Europe (Foreign), Canada (Foreign) and the United States (Domestic) by providing Cloud-based data analytics and enterprise solutions to the media, publishing, and entertainment industries.

•

Location-based Technology: Cybersecurity platform for wireless and cellular devices that can detect, monitor and manage the content and behavior of smartphones, tablets, laptops and other mobile devices based on their location and user.

Prior to the acquisitions of Lilien, Shoom and AirPatrol, Sysorex operated in one segment.

Rounding

All dollar amounts in this section have been rounded to the nearest thousand.

Results of Operations

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenues

Revenues for the six month period ended June 30, 2014 were $33,465,000 compared to $20,150,000 for the comparable period in the prior year. This increase of $13,315,000 was primarily attributable to the Lilien Acquisition effective March 1, 2013 and the inclusion of Lilien’s six months of 2014 revenues of $27,873,000 (as compared to four months of Lilien revenue in the comparable period in 2013 of $17,836,000), the Shoom Acquisition effective August 31, 2013 and the inclusion of Shoom’s six months ended June 30, 2014 revenues of $1,981,000, and the AirPatrol Acquisition effective April 16, 2014 and the inclusion of AirPatrol’s revenues of $1,106,000. For the six months ended June 30, 2014, revenues from information technology solutions to U.S. and foreign governments were $2,505,000 and for the comparable period in the prior year, revenues were $2,314,000. IT Commercial revenue was $27,873,000 for the six months ended June 30, 2014 and $17,836,000 during the comparable period in the prior year as this business sector was acquired March 1, 2013 and only four month of operations were included in the six months ended June 30, 2013. Revenue for eSolutions was $1,981,000 during the six months ended June 30, 2014 and $0 during the comparable period in the prior year as the Company did not do business in this segment prior to the acquisition of Shoom. Revenue for Location-based Technology was $1,106,000 during the six months ended June 30, 2014 and $0 during the comparable period in the prior year as the Company did not do business in this segment prior to the acquisition of AirPatrol. IT Government revenue was $2,505,000 and $2,314,000 during the comparable period in the prior year, which increased slightly due to new contracts and organic growth.

We expect business revenues from our IT Government segment to increase in 2014 assuming award decisions are made in our favor in connection with several outstanding proposals and our U.S. Navy SPAWAR contract has started releasing task orders. We also expect an increase in revenue as a result of introductions to the acquired companies’ customers.

Costs of Revenues

Cost of revenues for the six months ended June 30, 2014 was $23,434,000 compared to $15,696,000 for the comparable period in the prior year.  This increase of $7,738,000 was primarily attributable to the Lilien Acquisition effective March 1, 2013 and the inclusion of Lilien’s cost of revenues of $21,641,000 (as compared to four months of Lilien cost of revenues in the comparable period in 2013 of $14,454,000) , the Shoom Acquisition effective August 31, 2013 and the inclusion of Shoom’s cost of revenues of $401,000 and the AirPatrol acquisition effective April 16, 2014 and the inclusion of AirPatrol’s cost of revenues of $126,000.  The costs of revenues for the six months ended June 30, 2014 related to the IT Government business were $1,267,000 as compared to $1,242,000 for the comparable period of the prior year.  This slight increase was due to cost of goods related to new contracts and organic growth.   We expect IT Government business cost of revenues to increase during 2014 assuming award decisions are made in our favor in connection with several outstanding proposals and as U.S. Navy SPAWAR contract is expected to release a number of task orders during 2014.

The gross profit margins for the six months ended June 30, 2014 and 2013 were 30.0% and 22.1%, respectively. IT Commercial gross margin was 22.4%, gross margin for eSolutions was 79.8% and gross margin for Location Based Technology was 88.6% during the six month period ended June 30, 2014. IT Commercial gross margin was 19.0% during the six month period ended June 30, 2013. There are no comparable amounts for eSolutions or Location Based Technology for the prior year, as the Company did not do business in these segments prior to the acquisition of Shoom and AirPatrol. The gross margin from IT Government (Sysorex’s historical business) was 49.4% for the six months ended June 30, 2014 and 46.3% during the comparable period in the prior year.  This slight increase is due to new contracts during the period that included a product mix with higher margins.  We expect gross profit margins to increase in the future as AirPatrol revenue is expected to increase our overall gross profit margins. (See Note 6 and section titled “Airpatrol Merger”).

Operating Expenses

Operating expenses for the six months ended June 30, 2014 were $13,095,000 compared to $5,847,000 for the comparable period in the prior year. This increase of $7,248,000 was primarily attributable to the Lilien acquisition effective March 1, 2013 and the inclusion of Lilien’s operating expenses of $6,096,000 (as compared to four months of Lilien's operating expenses in the comparable period in 2013 of $3,393,000) and the Shoom acquisition effective August 31, 2013, the inclusion of Shoom’s operating expenses of $1,042,000 and the inclusion of AirPatrol’s operating expenses of $1,671,000 (which includes $921,000 of non-cash amortization of intangibles). The remaining operating expenses for the six months ended June 30, 2014 were $4,286,000 compared to $2,454,000 for the comparable period in the prior year. This increase of $1,832,000 was primarily attributable to 1) an increase of $297,000 related to the IT Government business for legal, accounting, business development personnel and commissions on government contracts 2) a $358,000 increase in acquisition transaction costs as there were $1,195,000 of acquisition transaction costs for the Airpatrol acquisition in the six months ended June 30, 2014 as compared to $837,000 of acquisition costs for Lilien in the comparable period in the prior year 3) a $249,000 increase in stock based compensation for the six months ended June 30, 2014 and 4) an increase of $928,000 in other selling, general and administrative expenses.

Loss From Operations

Loss from operations for the six months ended June 30, 2014 was $3,065,000 compared to $1,392,000 for the comparable period in the prior year. This increase of $1,673,000 was primarily attributable to $358,000 of additional acquisition transaction costs to the amount incurred in the comparable period in 2013, a $249,000 increase in stock based compensation, a $928,000 in other selling, general and administrative expenses, a $691,000 loss associated with the AirPatrol operations (which includes $921,000 of non-cash amortization of intangibles) offset by a $538,000 profit from the Shoom operations.

Other Expense

Other expense for the six months ended June 30, 2014 was $187,000 compared to $577,000 for the comparable period in the prior year.  This decrease of $390,000 was attributable to $489,000 of non-cash charges in 2013 for the change in the fair value of a derivative liability for warrants issued offset by an increase in interest expense of $126,000 due to interest being charged for six months in the period ended June 30, 2014 as compared to four months in the comparable period in the prior year under the revolving line of credit and six months of interest under the term loan in 2014 as compared to zero months in 2013 as the term loan was entered into in August 2013.

Provision for Income Taxes

Provision for income taxes for the six months ended June 30, 2014 was $35,000 compared to $0 for the comparable period in the prior year.  This increase of $35,000 is attributable to estimated federal alternative minimum tax paid during the six months ended June 30, 2014. Deferred tax assets resulting from such losses are fully reserved as of June 30, 2014 and 2013 since, at present, we have no history of taxable income and it is more likely than not that such assets will not be realized.

Net Loss Attributable To Non-Controlling Interest

Net loss attributable to non-controlling interest for the six months ended June 30, 2014 was $98,000 compared to $75,000 for the comparable period in the prior year. This increase of $23,000 was attributable to the increase in the loss of Sysorex Arabia and was not material.

Net Loss Attributable To Stockholders of Sysorex Global Holdings Corp.

Net loss attributable to stockholders of Sysorex Global Holdings Corp. for the six months ended June 30, 2014 was a loss of $3,188,000 compared to $1,894,000 for the comparable period in the prior year. This increase in loss of $1,294,000 was attributable to the changes described for the various reporting captions discussed above.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenues

Revenues for the three month period ended June 30, 2014 were $17,145,000 compared to $14,789,000 for the comparable period in the prior year. This increase of $2,356,000 was primarily attributable to the Shoom acquisition effective August 31, 2013 and the inclusion of Shoom’s three months ended June 2014 revenues of $1,008,000, and the AirPatrol acquisition effective April 16, 2014 and the inclusion of AirPatrol’s revenues of $1,106,000. IT Commercial revenue was $13,909,000 for the six months ended June 30, 2014 and $13,561,000 during the comparable period in the prior year. Revenue for eSolutions was $1,008,000 during the three months ended June 30, 2014 and $0 during the comparable period in the prior year as the Company did not do business in this segment prior to the acquisition of Shoom. Revenue for Location Based Technology was $1,106,000 during the three months ended June 30, 2014 and $0 during the comparable period in the prior year as the Company did not do business in this segment prior to the acquisition of AirPatrol. IT Government revenue was $1,122,000 and $1,229,000 during the comparable period in the prior year.

Costs of Revenues

Cost of revenues for the three months ended June 30, 2014 was $11,465,000 compared to $11,790,000 for the comparable period in the prior year.  This slight decrease of $325,000 was primarily attributable to increased higher margin data analytic revenues from Lilien offset by the Shoom Acquisition effective August 31, 2013 and the inclusion of Shoom’s cost of revenues of $198,000 and the AirPatrol acquisition effective April 16, 2014 and the inclusion of AirPatrol’s cost of revenues of $126,000.  The costs of revenues for the three months ended June 30, 2014 related to the historical Sysorex business were $451,000 as compared to $649,000 for the comparable period of the prior year due to contracts with lower cost costs and higher margins.

The gross profit margins for the three months ended June 30, 2014 and 2013 were 33.1% and 20.3%, respectively. IT Commercial gross margin was 23.1%, gross margin for eSolutions was 80.3% and gross margin for Location-based Technology was 88.6% during the three month period ended June 30, 2014. IT Commercial gross margin was 17.8% during the three month period ended June 30, 2013. There are no comparable amounts for eSolutions or Location Based Technology for the prior year, as the Company did not do business in these segments prior to the acquisition of Shoom and AirPatrol. The gross margin from IT Government (Sysorex’s historical business) was 59.8% for the six months ended June 30, 2014 and 47.1% during the comparable period in the prior year.  This slight increase is due to new contracts during the period that included a product mix with higher margins.

Operating Expenses

Operating expenses for the three months ended June 30, 2014 were $8,050,000 compared to $3,429,000 for the comparable period in the prior year. This increase of $4,621,000 was primarily attributable to Lilien’s operating expenses of $2,984,000 as compared to $2,411,000 in the comparable period in 2013 for an $573,000 increase primarily attributable to increased commission compensation on higher margin sales and additional sales staff, the Shoom acquisition effective August 31, 2013, the inclusion of Shoom’s operating expenses of $502,000, and the AirPatrol acquisition effective April 16, 2014 and the inclusion of AirPatrol’s operating expenses of $1,671,000 (which includes $921,000 of non-cash amortization of intangibles). The remaining operating expenses for the three months ended June 30, 2014 were $2,893,000 compared to $1,018,000 for the comparable period in the prior year. This increase of $1,875,000 was primarily attributable to 1) an increase of $161,000 related to the IT Government business for legal, accounting, business development personnel and commissions on government contracts 2) $1,091,000 of acquisition transaction costs for the Airpatrol acquisition in the three months ended June 30, 2014 3) a $225,000 increase in stock based compensation for the three months ended June 30, 2014 and 4) an increase of $398,000 in professional and legal fees, compensation and consulting fees related to the pursuit of the Company acquisition strategy as discussed in the preceding sections.

Loss From Operations

Loss from operations for the three months ended June 30, 2014 was $2,370,000 compared to $430,000 for the comparable period in the prior year. This increase of $1,940,000 was primarily attributable to $1,091,000 of acquisition transaction costs for the Airpatrol acquisition, an increase of $398,000 in professional and legal fees, compensation and consulting fees related to the pursuit of the Company acquisition strategy as discussed in the preceding sections, a $691,000 loss from the AirPatrol operations (which includes $921,000 of non-cash amortization of intangibles) offset by a $307,000 profit from the Shoom operations.

Other Expense

Other expense for the three months ended June 30, 2014 was $92,000 compared to $44,000 for the comparable period in the prior year.  This increase of $48,000 was primarily attributable to an increase in interest expense of $46,000 due to additional interest under the revolving line of credit and term loan.

Provision for Income Taxes

There was no provision for income taxes for the three months ended June 30, 2014 or 2013. Deferred tax assets resulting from such losses are fully reserved as of June 30, 2014 and 2013 since, at present, we have no history of taxable income and it is more likely than not that such assets will not be realized.

Net Loss Attributable To Non-Controlling Interest

Net loss attributable to non-controlling interest for the three months ended June 30, 2014 was $56,000 compared to $38,000 for the comparable period in the prior year. This increase of $18,000 was attributable to the increase in the loss of Sysorex Arabia and was not material.

Net Loss Attributable To Stockholders of Sysorex Global Holdings Corp.

Net loss attributable to stockholders of Sysorex Global Holdings Corp. for the three months ended June 30, 2014 was a loss of $2,407,000 compared to $436,000 for the comparable period in the prior year. This increase in loss of $1,971,000 was attributable to the changes described for the various reporting captions discussed above.

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

Adjusted EBITDA for the three months ended June 30, 2014 was income of $455,000 compared to income of $190,000 for the comparable period in the prior year. Adjusted EBITDA for the six months ended June 30, 2014 was income of $506,000 compared to income of $292,000 for the comparable period in the prior year. Overall, Adjusted EBITDA compares favorably to the net loss attributable to stockholders of Sysorex Global Holdings Corp. as described in the following paragraph.

The following table presents a reconciliation of net income/loss attributable to stockholders of Sysorex Global Holdings Corp., which is our GAAP operating performance measure, to Adjusted EBITDA for the fiscal quarters ended June 30, 2014 and 2013:

	Three Months ended June 30, 2014	Three Months ended June 30, 2013	Six Months ended June 30, 2014	Six Months ended June 30, 2013
Adjusted EBITDA	$455,000	$190,000	506,000	$292,000

Gain on settlement of obligations	--	15,000	--	15,000
Taxes	--	--	(35,000)	--
Cost of public offering - non recurring one time charges	--	(87,000)	(45,000)	(87,000)
Acquisition transaction costs - non-recurring one time charges	(771,000)	(144,000)	(855,000)	(748,000)
Stock-based compensation – included in acquisition costs	(320,000)	--	(340,000)	(304,000)
Stock-based compensation – included in SG&A expense	(332,000)	(127,000)	(504,000)	(166,000)
Change in the fair value of derivative liability	--	--	--	(489,000)
Other interest expense	(104,000)	(59,000)	(212,000)	(103,000)
Depreciation and amortization	(1,335,000)	(224,000)	(1,703,000)	(304,000)
Net loss attributable to stockholders of Sysorex Global Holdings Corp.	$(2,407,000)	$(436,000)	(3,188,000)	$(1,894,000)

We rely on Adjusted EBITDA, which is a non-GAAP financial measure for the following:

•	To review and assess the operating performance of our Company as permitted by Accounting Standards Codification Topic 280, Segment Reporting;

•	To compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

•	As a basis for allocating resources to various projects;

•	As a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

•	To evaluate internally the performance of our personnel.

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

Proforma Net Loss per Share

Net loss per share – basic and diluted for the three months ended June 30, 2014 was ($0.13) compared to ($0.03) for the comparable period in the prior year.  Net loss per share – basic and diluted for the six months ended June 30, 2014 was ($0.19) compared to ($0.17) for the comparable period in the prior year.  This decrease was attributable to the changes described for the various reporting captions discussed above.

Net loss per share – basic and diluted on a proforma basis (“Proforma net loss per share”) for the three months ended June 30, 2014 was ($0.01) compared to ($0.00) for the comparable period in the prior year. Proforma net loss per share for the six months ended June 30, 2014 was ($0.00) compared to ($0.04) for the comparable period in the prior year.

Proforma net loss per share is used by our Company’s management as an evaluation tool as it manages the business and is defined as net loss per share- basic and diluted adjusted for non-cash items including stock based compensation, amortization of intangibles and one time charges including acquisition costs and the costs associated with the public offering.

The following table presents a reconciliation of net loss per share – basic and diluted, which is our GAAP operating performance measure, to proforma net loss per share for the fiscal quarters ended June 30, 2014 and 2013:

	Three Months ended June 30, 2014	Three Months ended June 30, 2013	Six Months ended June 30, 2014	Six Months ended June 30, 2013
Net loss per share – basic and diluted	$(0.13)	$(0.03)	$(0.19)	$(0.17)

Amortization of intangibles	0.06	0.02	0.09	0.02
Stock based compensation	0.02	0.01	0.03	0.01
Stock based compensation – acquisition costs	0.02	--	0.02	0.03
Acquisition costs	0.04	--	0.05	0.07
Proforma net loss per share	$(0.01)	$(0.00)	$(0.00)	$(0.04)

We rely on proforma net loss per share, which is a non-GAAP financial measure:

•	To review and assess the operating performance of our Company as permitted by Accounting Standards Codification Topic 280, Segment Reporting;

•	To compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

•	As a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

•	To evaluate internally the performance of our personnel.

We have presented proforma net loss per share above because we believe it conveys useful information to investors regarding our operating results. We believe it provides an additional way for investors to view our operations, when considered with both our GAAP results and the reconciliation to net income (loss), and that by including this information we can provide investors with a more complete understanding of our business. Specifically, we present  proforma net loss per share as supplemental disclosure because:

•	We believe proforma net loss per share is a useful tool for investors to assess the operating performance of our business without the effect of non-cash items including stock based compensation, amortization of intangibles and one time charges including acquisition costs and the costs associated with the public offering.

•	We believe that it is useful to provide to investors with a standard operating metric used by management to evaluate our operating performance; and

•	We believe that the use of proforma net loss per share is helpful to compare our results to other companies.

Liquidity and Capital Resources as of June 30, 2014 Compared With June 30, 2013

The Company’s net cash flows used in operating, investing and financing activities for the six months ended June 30, 2014 and 2013 and certain balances as of the end of those periods are as follows:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Net cash used in operating activities	$(5,534,000)	$(2,383,000)
Net cash provided by (used in) investing activities	(8,604,000)	(1,891,000)
Net cash provided by financing activities	16,972,000	4,906,000
Effect of foreign exchange rate changes on cash	(5,000)	-
Net increase in cash	$2,829,000	$632,000

Cash and cash equivalents at June 30, 2014 and December 31, 2013	$4,933,000	$2,104,000
Working capital (deficit) at June 30, 2014 and December 31, 2013	$(8,129,000)	$(7,605,000)

Operating Activities:

Net cash flows related to operating activities during the six months ended June 30, 2014 and 2013 were negative $5,539,000 and $2,383,000, respectively.  The net negative cash flows related to the six months ended June 30, 2014 consisted of the following:

$(3,286,000)	Net loss before non-controlling interest
2,547,000	Non-cash expenses
(4,795,000)	Net change in operating assets and liabilities
$(5,534,000)	Net cash used in operating activities

The net loss of $3,286,000 consisted of:

$(1,240,000)	Expenses attributable to transaction costs of $1,195,000 directly related to acquisitions and $45,000 related to our ongoing public offering related activities.
136,000	Profit attributable to the Lilien operations. These operating results included non-cash charges for amortization of intangible assets totaling $384,000. Otherwise Lilien’s reported operating results would have been a profit of $520,000.
538,000	Profit attributable to the Shoom operations. These charges include amortization of intangibles of $272,000. Otherwise Shoom’s reported operating results would have been a profit of $810,000.
174,000	Profit attributable to information technology solutions services to U.S. and foreign governments.
(693,000)	Loss attributable to the AirPatrol operations. These operating results include non-cash charges for amortization of intangible assets totaling $921,000. Otherwise AirPatrol’s operating results would have been a profit of $228,000.
(2,201,000)	Losses attributable to other Company activities consisting of a non-cash charge of $504,000 for non-acquisition related stock based compensation expense and all other Company activities of $1,697,000.
$(3,286,000)	Net loss

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

We anticipate an increase in revenues and cash flows over the next 12 months as compared to historical periods as a result of additional revenues expected from task orders issued by the U.S. Navy in connection with the SPAWAR contract and the recent AirPatrol acquisition, as well as anticipated revenues expected to be received from the recently awarded U.S. Army PMSS-3 contract, subject to the resolution of the protests described above which have resulted in the suspension of task orders at the present time.

The non-cash expenses of $2,547,000 consisted of:

$1,703,000	Depreciation expense and amortization of intangibles primarily attributable to the Lilien, Shoom and AirPatrol operations, which were, acquired effective March 1, 2013, August 31, 2013 and April 16, 2014, respectively.
844,000	Stock-based compensation expense attributable to warrants and options issued as part of Company operations and for the AirPatrol acquisition.
$2,547,000	Total non-cash expenses

The net use of cash in the changes in operating assets and liabilities totaled ($4,800,000) and consisted primarily of the following:

$(2,010,000)	Increase in accounts receivable and other receivables
(2,058,000)	Increase in prepaid licenses and maintenance contracts
(1,134,000)	Decrease in accounts payable
2,448,000	Increase in deferred revenue
(904,000)	Decrease in accrued compensation
(1,137,000)	Other
$(4,795,000)	Net use of cash in the changes in operating assets and liabilities

Investing Activities:

Net cash flows used in investing activities during the six months ended June 30, 2014 and 2013 were approximately $8,604,000 and $1,891,000, respectively.  The cash flows used in the six months ended June 30, 2014 were comprised of $194,000 purchase of property and equipment, $140,000 investment in capitalized software, and an investment of $8,466,000 in AirPatrol offset by $71,000 of cash acquired in connection with the AirPatrol acquisition and $125,000 from the redemption of marketable securities. Cash flows related to investing activities during the six months ended June 30, 2013 were comprised of a $3,000,000 investment in Lilien and $3,000 purchase of property and equipment offset by $1,112,000 cash acquired in connection with the Lilien acquisition.

Financing Activities:

Net cash flows from financing activities during the six months ended June 30, 2014 and 2013 were approximately $16,972,000 and $4,905,000, respectively. The cash flows related to the six months ended June 30, 2014 were comprised primarily of $2,080,000 of net proceeds from the issuance of common stock to a strategic investor, $16,615,000 net proceeds from a capital raise after deduction of the related costs, $13,000 of net proceeds from employee options, offset by $1,241,000 of net repayments to the bank facility, $90,000 advance to a related party and $405,000 of repayments of notes and advances payable. The positive cash flows related to the six months ended June 30, 2013 were comprised primarily of $5,000,000 of advances from a credit facility and $332,000 of advances from a related party offset by $105,000 of repayments on convertible notes, $46,000 of repayments to factor and $276,000 of repayments to related parties and notes payable. Those funds were primarily utilized for the $3,000,000 investment in Lilien, the related acquisition costs of approximately $908,000 and for the repayment of notes payable and various balances due under other credit arrangements for approximately $276,000.

 Liquidity and Capital Resources - General:

Our current capital resources and operating results as of June 30, 2014, as described in the preceding paragraphs, consist of:

1) An overall working capital deficit of $8,129,000;

2) Cash of $4,933,000;

3) A revolving line of credit for up to $6,000,000 with a maturity date of April 16, 2016 of which $4,582,000 is utilized;

5) A term loan for $750,000 with a maturity date of August 27, 2015; and

6) Net cash used in operating activities year-to-date of $5,534,000.

We believe our total working capital deficit of $8,129,000 does not represent a severe impediment to our operations and growth when its principal components are separately identified and analyzed and the growth of our business is taken into account. The breakdown of our overall working capital deficit is as follows:

Working capital	Assets	Liabilities	Net
Cash	$4,933,000	$--	$4,933,000
Accounts receivable / accounts payable	11,483,000	7,932,000	3,551,000
Note receivable	130,000	--	130,000
Prepaid contracts / deferred revenue	6,464,000	7,907,000	(1,443,000)
Accrued compensation and related benefits	--	1,932,000	(1,932,000)
Notes payable	--	478,000	(478,000)
Revolving line of credit and current portion of term loan	--	5,082,000	(5,082,000)
Other	2,098,000	2,126,000	(28,000)
Subtotal	25,108,000	25,457,000	(349,000)

AirPatrol Acquisition earnout liability – to be paid if AirPatrol hits their profitability targets - one-half in cash and one-half in stock	--	7,780,000	(7,780,000)

Net	$25,108,000	$33,237,000	$(8,129,000)

The AirPatrol acquisition earnout liability of $7,780,000 is the present value of the expected $10,000,000 earnout to be paid to the AirPatrol shareholders in 2015, of which half of the value earned shall be paid in stock and the other half in cash (unless otherwise agreed or required pursuant to the Merger Agreement). If AirPatrol’s Net Income meets or exceeds $3,500,000 in the five quarters ending March 31, 2015, the Company shall pay to the AirPatrol stockholders an earnout payment equal to (i) AirPatrol Net Income, divided by $5,000,000, times (ii) $10,000,000, provided that the total earnout payment shall not exceed $10,000,000. The cash generated from the AirPatrol profitability target is expected to fund the cash portion of the earnout liability.

Accounts receivable exceeds the related accounts payable by $3,551,000. We do not believe there are material collectability issues with respect to our accounts receivable.  In accordance with industry practice, payments to major vendors included in our accounts payable are normally extended until the time the collection of the related sale is received. Deferred revenue exceeds the related prepaid contracts by $1,443,000 and other liabilities exceed other assets by $28,000. These deficits are expected to be funded by our anticipated cash flow from operations, as described below, over the next twelve months. The revolving line of credit and the current portion of the term loan total $5,082,000 as of June 30, 2014, which we believe will not have a material adverse effect on our liquidity in the next twelve months as the principal balance is not due until April 2016, more than twelve months from the current balance sheet date of June 30, 2014. Additionally, as described in the preceding paragraphs, the amount of this credit facility was increased to $6,000,000 in August 2013.

Year-to-date net cash used in operating activities of $5,534,000 consists of net cash used in operations of $739,000 (net loss of $3,286,000 less non-cash expenses of $2,547,000) and net cash used of $4,795,000 in changes in operating assets and liabilities. We expect net cash from operations during the rest of 2014 to be positive as:

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

Consequently, we expect that our current capital resources as of June 30, 2014 and since then, as described in the preceding paragraphs, will be sufficient to fund planned operations during the next twelve months.  We also expect that as our business expands, cash provided from operations will, over time, eliminate our working capital deficit and provide ongoing improvement in our long-term liquidity.

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

Liquidity and Capital Resources - Bridge Bank Financing Agreement

On March 15, 2013 Sysorex Government Services, Inc. and Lilien Systems entered into a Business Finance Agreement (the “Agreement”) as co-borrowers (the “Borrowers”) with Bridge Bank, NA (the “Bank”) pursuant to which the Borrowers obtained a revolving line of credit for up to $5,000,000 with a maturity date of March 15, 2015. The Agreement was amended on August 29, 2013 (the “First Amendment”) to increase the credit limit to $6,000,000, and amend the asset coverage ratio to not less than (i) 1.0 to 1.0, tested as at the end of each month, commencing with the month ended July 31, 2013, and (ii) 1.4 to 1.0, tested as at the end of each month, commencing with the month ending September 30, 2013 and the performance-to-plan covenant was amended to state that the combined revenues and net income are not to deviate by more than 20% or $100,000 from the projections of combined revenues and net income approved by Borrowers’ boards of directors with respect to the rolling three month period ended on the date of determination, tested as at June 30, 2013, September 30, 2013, and the end of each month thereafter, commencing with the month ending October 31, 2013.

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

In addition, concurrent with the First Amendment, the Company entered into a term loan for $750,000 which accrues interest at the greater of 5.25% or the Bank’s prime rate plus 2% and matures on August 27, 2016.  The Company is obligated to make payments of $41,667 on the first day of each month commencing on April 1, 2014 until the loan amount is paid in full.

The Bank also received (i) warrants to purchase 83,334 (166,667 pre-split) shares of Common Stock exercisable at $0.90 ($0.45 pre-split) per share in connection with the Agreement on March 20, 2013, and (ii) warrants to purchase 56,250 (112,500 pre-split) shares of Common Stock exercisable at $2.40 ($1.20 pre-split) per share in connection with the First Amendment on August 29, 2013.

On May 13, 2014 the Company entered into Amendment 2 to the Agreement in connection with the Company’s acquisition of AirPatrol effective as of April 16, 2014 to extend the revolving advances maturity date to April 16, 2016, defined the term advance maturity date as August 27, 2015, approved the acquisition of AirPatrol Corporation and waived any defaults by the Company of the Performance to Plan covenant since August 29, 2013 through the date of the amendment.

As of June 30, 2014, the principal amount outstanding under the Agreement was $4,581,691 and an additional $624,995 is outstanding under a term loan.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our Chief Executive Officer (CEO), which is our principal financial officer and Chief Financial Officer (CFO), which is our principal financial officer, as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Common Stock

On April 2, 2014 the Company issued 16,731 shares of common stock pursuant to the terms of a consulting services agreement which were fully vested upon date of grant. The Company recorded an expense of $87,000 for the value of those shares on that date.

On April 18, 2014, the Company issued 1,842,808 shares of restricted common stock to former security holders, directors, officers and consultants of AirPatrol, pursuant to the terms of the Airpatrol Merger Agreement. Out of these shares, 800,000 shares were issued to an escrow holder for the benefit of former stockholders and warrant holders of AirPatrol Corporation.

On June 24, 2014 the Company issued 64,000 shares of common stock under the terms of a consulting agreement which were fully vested upon date of grant. The Company recorded an expense of $320,000 which was included as part of Acquisition transaction costs.

The shares were issued in transactions that were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act, which exempts transactions by an issuer not involving any public offering.  The Company relied on the representations made in the various subscription agreements, stock purchase agreements or other agreements signed by the stockholders.  No commissions were paid and no underwriter or placement agent was involved in this transactions.

Use of Proceeds

On April 15, 2014, in connection with the offer and sale of an aggregate of 3,333,333 shares of common stock (the “Shares”), including 166,667 shares (the “Selling Shareholder Shares”) of common stock of Geoffrey Lilien (the “Selling Shareholder”), an executive officer and director of the Company, registered to a Registration Statement on Form S-1 (File No. 333-191648) declared effective on April 8, 2014 and a related prospectus, and sold at a price to the public of $6.00. The Company received gross proceeds of approximately $20 million, including gross proceeds of $930,000 to the Selling Stockholder.  Wellington Shields & Co. LLC, and Dougherty & Co. LLC were the co-managing underwriters in connection with the offer and sale of the Shares.

  The Company paid an aggregate of $1,780,000 to the underwriters in connection with respect to the sale of the Shares. An additional $70,000 was also paid to the underwriters by the Selling Shareholder in connection with the sale of the Selling Shareholder Shares.  The Company incurred approximately $689,000 of other expenses in connection with the issuance and distribution of the securities registered to include legal, accounting, and printing as of June 30, 2014, the ending date of the reporting period.

Of the approximately $17.7 million received by the Company from the offer and sale of the Shares, approximately $8.5 million was utilized in the acquisition of AirPatrol, which amount was allocated at closing to and among certain Airpatrol creditors, payees and holders of AirPatrol’s issued and outstanding capital stock. As June 30, 3014 the Company has used an additional $1.9 million for the operations of AirPatrol, $728,000 to pay notes payable and other liabilities, $1,485,000 for legal, accounting, professional fees and road show costs related to the acquisition and other operations, $782,000 to pay down the revolving credit line, and $950,000 for the other operating subsidiaries all of which has been subsequently returned to the parent Company.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosure.

Not applicable.

Item 5.  Other Information.

PMSS-3 Award

The Company’s wholly owned subsidiary, Sysorex Government Services, Inc., was one of six companies awarded a Program Management Support Services-Three (PMSS-3) contract in March 2014 by the U.S. Army.  This award is a Program Executive Office Enterprise Information Systems (PEO EIS) contract to provide information technology-related program management support services, including advisory and acquisition consulting services as required by PEO EIS headquarters, directorates, program/project/product offices, and PEO EIS related organizations in support of various missions and of command, control, and communications activities.  The potential cumulative value across all six awardees, including three small business awardees, of this indefinite delivery/indefinite quantity (IDIQ) multi-award contract is $461 million over a five year period. This program is currently under automatic stay as some of the un-successful bidders challenged the agency’s selection decision. The protests have been dismissed and the government has asked all bidders to resubmit their proposals to address any protest concerns. While the Company believes that it will be successful in securing task orders under the PMSS-3 contract as one of the three small business awardees, there are no assurances that any task orders under the contract will ultimately be awarded to the Company.

Item 6.  Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
2.6	Amendment No. 2 to Agreement and Plan of Merger dated April 18, 2014 with AirPatrol Corporation. (2)
3.1(i)	Articles of Incorporation. (1)
3.1(ii)	Certificate of Amendment to the Articles of Incorporation, effective April 8, 2014. (3)
3.2	Bylaws. (1)
3.3	Articles of Merger between AirPatrol Acquisition Corp. I and AirPatrol Corporation (as surviving corporation), effective on April 18, 2014. (2)
3.4	Articles of Merger between AirPatrol Corporation and AirPatrol Acquisition Corp. II (as surviving corporation), effective on April 18, 2014. (2)
10.1	Amendment 2 to Business Financing Agreement, Waiver of Default and Consent dated as of May 13, 2014 to be effective as of April 16, 2014 between Sysorex Global Holdings Corp. and Bridge Bank, N.A. (4)
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.*
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.*
32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Press Release announcing 2014 Second Quarter Results Issued August 14, 2014*

101.INS	XBRL Instant Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

10.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-190574) filed with the SEC on August 12, 2013.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2014.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 10, 2014.
(4)	Incorporated by reference to the Company’s Current Report on Form 10-Q filed with the SEC on May 15, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSOREX GLOBAL HOLDINGS CORP.

Dated: August 14, 2014	By:	/s/ Nadir Ali
Nadir Ali Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Wendy F. Loundermon
Wendy F. Loundermon Chief Financial Officer
(Principal Financial and Accounting Officer)

