Form 10-Q
period 2014-09-30
Sysorex Global Holdings Corp.
filed 2014-11-13
CIK 1529113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the nine months ended September 30, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 001-36404

SYSOREX GLOBAL HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Nevada	88-0434915
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

2479 E. Bayshore Road, Suite 195

Palo Alto, CA 94303

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,650,339 shares of common stock, par value $0.001 per share, outstanding as of November 10, 2014.

SYSOREX GLOBAL HOLDINGS CORP.

- TABLE OF CONTENTS -

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

The results for the period ended September 30, 2014 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in our audited financial statements for the fiscal year ended December 31, 2013 included in the registration statement on Form S-1 filed with the Securities and Exchange Commission on April 4, 2014.

The information presented in this Form 10-Q reflects our one-for-two reverse stock split, which became effective on April 8, 2014, except as otherwise indicated.

SYSOREX GLOBAL HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30,	December 31,
	2014 (Unaudited)	2013 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,729	$2,104
Marketable securities	-	125
Accounts receivable, net	8,545	9,581
Notes receivable, related party	90	-
Notes and other receivables	2,130	1,377
Inventory	444	75
Prepaid licenses and maintenance contracts	6,398	6,120
Other current assets	1,390	453
Total current assets	21,726	19,835
Prepaid licenses and maintenance contracts, net of current portion	5,906	4,268
Property and equipment, net	660	291
Software development costs, net	256	57
Intangible assets, net	18,579	7,328
Goodwill	13,157	5,708
Other assets	1,270	1,387
Total assets	$61,554	$38,874
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,374	$8,435
Accrued liabilities	3,492	3,842
Deferred revenue	7,863	7,402
Short-term debt	6,134	7,761
Total current liabilities	23,863	27,440
Deferred revenue, net of current portion	6,810	4,845
Long-term debt	100	292
Other liabilities	167	-
Total liabilities	30,940	32,577
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; 19,630,339 and 14,094,532 issued and outstanding	20	14
Additional paid-in capital	51,691	21,532
Due from Sysorex Consulting Inc.	(666)	(666)
Accumulated other comprehensive income (loss)	(11)	3
Accumulated deficit	(18,836)	(13,106)
Stockholders’ equity	32,198	7,777
Non-controlling interest	(1,584)	(1,480)
Total stockholders’ equity attributable to common stockholders	30,614	6,297
Total liabilities and stockholders’ equity	$61,554	$38,874

The accompanying notes are an integral part of these condensed consolidated financial statements.

 SYSOREX GLOBAL HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)
(In thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net revenues	$14,283	$13,941	$47,748	$34,092
Cost of net revenues	10,008	10,159	33,442	25,855
Gross profit	4,275	3,782	14,306	8,237
Operating expenses:
Compensation and related benefits	3,977	2,772	11,272	5,840
Professional fees and consulting expenses	805	831	1,958	1,600
Occupancy	305	126	690	267
Acquisition transaction/financing costs	-	316	1,195	1,224
Costs associated with public offering	-	187	45	274
Amortization of intangibles	443	236	2,020	492
Other administrative	1,206	326	2,651	944
Total operating expenses	6,735	4,794	19,831	10,641
Loss from operations	(2,461)	(1,012)	(5,525)	(2,404)
Other income (expense):
Interest expense	(95)	(76)	(307)	(179)
Gain on settlement of obligation	-	140	-	155
Change in fair value of derivative liability	-	-	-	(489)
Other	7	12	33	12
Total other income (expense)	(88)	76	(274)	(501)
Loss before income taxes	(2,549)	(936)	(5,799)	(2,905)
Provision for income taxes	-	-	(35)	-
Net loss	(2,549)	(936)	(5,834)	(2,905)
Net loss attributable to non-controlling interest	6	29	104	104
Net loss attributable to common stockholders	$(2,543)	$(907)	$(5,730)	$(2,801)
Net loss per basic and diluted common share	$(0.13)	$(0.07)	$(0.33)	$(0.24)
Weighted average common shares outstanding:
Basic and Diluted	19,624,332	13,064,334	17,592,883	11,682,050

Statement of Comprehensive Loss:
Net loss	$(2,549)	$(936)	$(5,834)	$(2,905)
Unrealized holding loss in marketable securities including reclassification adjustment of realized gains included in net income	-	-	(3)	-
Unrealized foreign exchange loss from cumulative translation adjustments	(6)	-	(11)	-
Comprehensive loss	$(2,555)	$(936)	$(5,848)	$(2,905)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYSOREX GLOBAL HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Nine Months Ended September 30, 2014

(Unaudited)

(In thousands, except share data)

			Additional	Due from Sysorex	Accumulated Other Comprehensive		Non-	Total Stockholders' Equity Attributable
	Common Stock		Paid-In	Consulting,	Income	Accumulated	Controlling	to Common
	Shares	Amount	Capital	Inc.	(Loss)	Deficit	Interest	Stockholders

Balance – December 31, 2013	14,094,532	$14	$21,532	$(666)	$3	$(13,106)	$(1,480)	$6,297

Common shares issued for services	123,627	-	568					568
Common shares issued for cash	400,000	1	2,079					2,080
Stock options granted to employees for services			711					711
Common shares issued for net cash proceeds received from public offering	3,166,666	3	16,612					16,615
Common shares issued for AirPatrol acquisition	1,832,808	2	10,176					10,178
Common shares issued for options exercised	12,539	-	13					13
Fractional shares issued from reverse stock split	167	-						-
Unrealized gain on marketable securities					(3)			(3)
Cumulative translation adjustment					(11)			(11)
Net loss						(5,730)	(104)	(5,834)

Balance - September 30, 2014	19,630,339	$20	$51,691	$(666)	$(11)	$(18,836)	$(1,584)	$30,614

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYSOREX GLOBAL HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands, except share data)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(5,834)	$(2,905)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	196	81
Amortization of intangible assets	2,020	492
Stock based compensation	1,279	719
Change in the fair value of derivative liability	-	489
Gain on settlement of obligations	-	155
Other	(3)	17
Changes in assets and liabilities:
Accounts receivable	253	(3,102)
Inventory	(103)	(48)
Prepaid licenses and maintenance contracts	(1,916)	(1,709)
Other assets	(707)	(234)
Accounts payable	(2,691)	1,613
Accrued liabilities and other liabilities	(1,312)	400
Deferred revenue	2,426	1,426
Net cash used in operating activities	(6,392)	(2,606)
Cash flows from investing activities:
Purchase of property and equipment	(311)	(5)
Proceeds from the sale of marketable securities	125	290
Capitalization of product development costs	(210)	-
Loans and advances to other parties	(1,040)	(1,000)
Repayment of loans and advances to other parties	1,000	-
Acquisitions, net of cash acquired	(9,395)	1,781
Change in restricted cash	70	-
Net cash provided by (used in) investing activities	(9,761)	1,066
Cash flows from financing activities:
Net proceeds from issuance of common stock	18,695	-
Net proceeds from employee stock option exercises	13	-
Proceeds from borrowings, net of issuance costs	-	6,109
Repayment of borrowings	(1,919)	(495)
Net cash provided by financing activities	16,789	5,614
Effect of exchange rate changes on cash and cash equivalents	(11)	-
Net increase in cash and cash equivalents	625	4,074
Cash and cash equivalents at beginning of period	2,104	8
Cash and cash equivalents at end of period	$2,729	$4,082

Supplemental disclosure of cash flow information:
Cash paid for interest	$239	$174
Cash paid for income taxes	$35	$33
Supplemental disclosures for non-cash operating, investing and financing activities:
Assumption of assets other than cash in acquisitions	$682	$16,006
Assumption of liabilities in acquisitions	$1,811	$17,622
Issuance of common stock in acquisitions	$10,178	$8,762

Issuance of common stock for settlement of liability	$-	$1,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

Note 1 - Organization and Nature of Business

Overview

Sysorex Global Holdings Corp. (“SGHC”), through its wholly-owned subsidiaries, AirPatrol Corporation and AirPatrol Research Corporation (“AirPatrol”), Lilien Systems (“Lilien”), Shoom, Inc. (“Shoom”), Sysorex Government Services, Inc. (“SGS”), Sysorex Federal, Inc. (“Sysorex Federal”) and the majority-owned subsidiary, Sysorex Arabia LLC (“SA”) (collectively the “Company”), provides location based technology, cybersecurity, data analytics, custom application development, cloud solutions, Mobile/Bring Your Own Device (BYOD) solutions and strategic outsourcing to customers worldwide. The Company is headquartered in California, and has subsidiary offices in Virginia, Maryland, Oregon, Hawaii, State of Washington, California, Vancouver, Canada and Riyadh, Saudi Arabia.

Liquidity

As of September 30, 2014, the Company has a working capital deficiency of approximately $2.1 million. For the nine months ended September 30, 2014 the Company had a net loss of approximately $5.8 million and used cash in operations of approximately $6.4 million. Included in the net loss for the nine months ended September 30, 2014 are $1.2 million of non-cash acquisition transaction costs; $2 million of non-cash amortization of intangibles; and $939,000 of non-cash stock based compensation for compensation and related benefits.

The Company received approximately $18.7 million from the issuance of common stock consisting of $2.1 million in cash from a strategic investor in February 2014 and $16.6 million in cash, in April 2014, from the sale of 3,166,666 shares of the Company’s common stock in a public offering (see Note 15). Approximately $8.4 million of cash from the public offering was used for the acquisition of AirPatrol (see note 6).

In May 2014 the Company and Bridge Bank entered into an amendment to Bridge Bank’s Business Financing Agreement extending the revolving advances maturity date to April 16, 2016 and defining the “Term Advance Maturity Date” as August 27, 2015. The amount outstanding under the revolving line of credit as of September 30, 2014 was $4.5 million (see note 14).

The Company’s current capital resources as of September 30, 2014 and the equity financing and contract awards in 2014 are expected to be sufficient to fund planned operations during the succeeding twelve months. If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months, the Company may need to curtail certain of its expansion activities.

Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the Company’s operations for the three and nine-month periods ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.  These interim condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and footnotes for the years ended December 31, 2013 and 2012 included in the registration statement on Form S-1 filed with the Securities and Exchange Commission on April 4, 2014.

Note 3 - Summary of Significant Accounting Policies

Significant Accounting Policies

The Company's complete accounting policies are described in Note 2 to the Company's audited financial statements and footnotes for the years ended December 31, 2013 and 2012.

Principles of Consolidation

The condensed consolidated financial statements have been prepared using the accounting records of SGHC and its wholly-owned subsidiaries Sysorex Federal, SGS, Lilien, Shoom and AirPatrol and its majority-owned subsidiary, SA.  All material inter-company balances and transactions have been eliminated.

The Company owns 50.2% of SA. As of September 30, 2014, SA had minimal cash, approximately $749,000 in deposits, $33,000 in other assets and intercompany balances and debts as disclosed in the following footnotes, with an accumulated deficit of approximately $1.7 million.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

Note 3 - Summary of Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each of the reporting periods.  Actual results could differ from those estimates. The Company’s significant estimates consist of:

●	The valuation of stock-based compensation;

●	The allowance for doubtful accounts;

●	The valuation of the assets and liabilities acquired from the AirPatrol Acquisition as described in Note 6;

●	The valuation allowance for the deferred tax asset; and

●	Impairment of intangible assets.

Inventory

Inventory consisting primarily of finished goods and raw materials is stated at the lower of cost or market utilizing the first-in, first-out method. The Company continually analyzes its slow-moving, excess and obsolete inventories and establishes reserves based on historical and projected sales volumes and anticipated selling prices.  If the Company does not meet its sales expectations, these reserves are increased.  Products that are determined to be obsolete are written down to net realizable value.  As of September 30, 2014 and December 31, 2013, the Company deemed any such allowance immaterial.

Intangible Assets

Intangible assets primarily consist of developed technology, customer lists/relationships, non-compete agreements and trade names and trademarks and are amortized ratably over a range of one to seven years which approximates customer attrition rate and technology obsolescence. The Company assesses the carrying value of its intangible assets for impairment each year. Based on its assessments, the Company did not incur any impairment charges for the nine months ended September 30, 2014.

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

Goodwill

The Company records goodwill and other indefinite-lived assets in connection with business combinations. Goodwill, which represents the excess of acquisition cost over the fair value of the net tangible and intangible assets of acquired companies, is not amortized. Indefinite-lived assets are stated at fair value as of the date acquired in a business combination. The Company’s goodwill balance and other assets with indefinite lives are evaluated for potential impairment annually each year and in certain other circumstances. The evaluation of impairment involves comparing the current fair value of the business to the recorded value, including goodwill. To determine the fair value of the business, the Company utilizes both the “Income Approach”, which is based on estimates of future net cash flows, and the “Market Approach”, which observes transactional evidence involving similar businesses. There was no impairment for the nine months ended September 30, 2014.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

Transaction and translation gains and losses were immaterial for the three and nine months ended September 30, 2014 and 2013.

Comprehensive Loss

The Company reports comprehensive loss and its components in its consolidated financial statements.  Comprehensive loss consists of net loss and foreign currency translation adjustments affecting stockholders’ equity that, under U.S. GAAP, are excluded from net loss.  The difference between net loss as reported and comprehensive loss have historically been immaterial.

Revenue Recognition

Revenues for the three and nine months ended September 30, 2014 and 2013 are comprised of the following (in thousands):

	Three Months ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Resale of hardware	$5,828	$7,511	$22,042	$17,224
Resale of software	2,441	1,674	8,078	5,016
Maintenance services	2,744	2,556	8,346	5,904
Professional services contracts – time and materials	210	404	810	1,120
Professional services contracts – fixed price	2,073	1,471	5,504	4,503
Revenues from digital advertising and electronic services	987	325	2,968	325

Total	$14,283	$13,941	$47,748	$34,092

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

Cooperative reimbursements from vendors, which are earned and available, are recorded in the period the related advertising expenditure is incurred. Cooperative reimbursements are recorded as a reduction of cost of sales in accordance with ASC Topic 605-50 “Accounting by a Customer (including reseller) for Certain Consideration Received from a Vendor.” Provisions for returns are estimated based on historical sales returns and credit memo analysis which are adjusted to actual on a periodic basis.  The Company receives marketing development funds from vendors based on quarterly sales performance to promote the marketing of vendor products and services. The Company must file claims with vendors for these cooperative reimbursements by providing invoices and receipts for marketing expenses. Reimbursements are recorded as a reduction of marketing expenses and other applicable selling general and administrative expenses in the period in which the expenses were incurred.

The Company also enters into sales transactions whereby customer orders contain multiple deliverables, and reports its multiple deliverable arrangements under ASC 605-25 “Revenue Arrangements with Multiple Deliverables” (“ASC-605-25”). These multiple deliverable arrangements primarily consist of the following deliverables: the Company’s design, configuration, installation, integration, warranty/maintenance and consulting services; and third-party computer hardware, software and warranty maintenance services.   In situations where the Company bundles all or a portion of the separate elements, vendor specific objective evidence (VSOE) is determined based on prices when sold separately.  For the three months ended September 30, 2014 and 2013 revenue recognized as a result of customer contracts requiring the delivery of multiple elements was $8 million and $9.9 million, respectively.  For the nine months ended September 30, 2014 and 2013 revenue recognized as a result of customer contracts requiring the delivery of multiple elements was $32.6 million and $21.1 million, respectively.

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

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

Note 3 - Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

Maintenance and Professional Services Revenue Recognition

With respect to sales of our maintenance, consulting and other service agreements including our digital advertising and electronic services, the Revenue Recognition Criteria is met once the service has been provided. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. The fixed rate includes direct labor, indirect expenses, and profits. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. Anticipated losses are recognized as soon as they become known.  For the three and nine months ended September 30, 2014 and 2013, the Company did not incur any such losses. These amounts are based on known and estimated factors. Revenues from time and material or firm fixed price long-term and short-term contracts are derived principally with various United States Government agencies, Saudi Arabian Government agencies, and commercial customers.

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

Typically, the Company sells maintenance contracts for a separate fee with initial contractual periods ranging from one to three years with renewal for additional periods thereafter. The Company generally bills maintenance fees in advance and records the amounts received as deferred revenue with respect to any portion of the fee for which services have not yet been provided. The Company recognizes the related revenue ratably over the term of the maintenance agreement as services are provided. In situations where the Company bundles all or a portion of the maintenance fee with products, VSOE for maintenance is determined based on prices when sold separately.

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

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

Note 3 - Summary of Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

The Company incurred stock-based compensation charges, net of estimated forfeitures of $435,000 and $249,000 for the three month period ended September 30, 2014 and 2013 and $1.3 million and $719,000 for the nine month period ended September 30, 2014 and 2013, respectively.  The following table summarizes the nature of such charges for the three and nine months then ended (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Compensation and related benefits	$294	$154	$711	$213
Professional and legal fees	141	95	228	202
Acquisition transaction costs	-	-	340	304
Totals	$435	$249	$1,279	$719

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

The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per share for the periods indicated after taking into account the one for two reverse split effective as of April 8, 2014 :

	September 30,
	2014	2013
Stock options	2,481,158	1,619,253
Warrants	511,262	411,262
Total	2,992,420	2,030,515

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

Note 3 - Summary of Significant Accounting Policies (continued)

Reclassification

Certain accounts in the prior period’s financial statements have been reclassified for comparative purposes to conform with the presentation in the current period’s financial statements. These reclassifications have no effect on previously reported earnings.

Recent Accounting Pronouncements

In April, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”).  This new standard raises the threshold for disposals to qualify as discontinued operations, allows companies to have significant continuing involvement and continuing cash flows and provides for new and additional disclosures of discontinued operations and individually material disposal transactions.  The Company anticipates adopting the new standard when it becomes effective in the first quarter of 2015. The Company does not expect the adoption of ASU 2014-08 to have a material effect on its condensed consolidated financial statements.

In May, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company is currently evaluating the effect of the ASU on its financial position, results of operations and cash flows.

In June, 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company is currently evaluating the effect of the ASU on its financial position, results of operations and cash flows.

In August, 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entities Ability to Continue as a Going Concern. The standard is intended to define management’s responsibility to decide whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The standard requires management to decide whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The standard provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations in the footnotes. The standard becomes effective in the annual period ending after December 15, 2016, with early application permitted. The Company is currently evaluating the effect of the ASU on its financial position, results of operations and cash flows.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

Note 3 - Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

The FASB and the SEC have issued certain other accounting standards updates and regulations that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2014 or 2013, and does not believe that any of those pronouncements will have a significant impact on the Company’s condensed consolidated financial statements at the time they become effective.

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

The purchase price of this acquisition aggregated $9 million and consisted of cash of $3 million, and 6 million shares of the Company's common stock deemed to have a fair value of $6 million.  The cash consideration of $3 million was obtained by the Company through a borrowing under a credit facility entered into jointly between SGS and Lilien concurrently with and for the express purpose of consummating that acquisition.   Total costs incurred in connection with the Lilien acquisition were $908,000 which consisted primarily of professional fees.

Lilien Systems and SGS are co-borrowers on the loan and both guaranteed the debt.  As they are part of the consolidated group of the Company no accounting consideration related to the co-guaranty was deemed necessary since such impact, if any, would be eliminated in consolidation.

Additionally, under the terms of the Lilien Agreement, the Company is liable to the former members of Lilien LLC for the payment of additional cash consideration on March 20, 2015 to the extent that they receive less than $1.00 per share from the sale of the 6 million shares of the Company's common stock referred to above (the “Guaranteed Amount”), less customary commissions, on or before March 20, 2015, provided the stockholders are in compliance with the terms and conditions of the lock-up agreement. Notwithstanding the foregoing, in the event that the gross profits for calendar 2013 and 2014 attributable to the Lilien assets are more than 20% below what was forecasted to the Company, the Guaranteed Amount will be proportionately reduced. As of the date of the acquisition and September 30, 2014 the guaranteed amount was immaterial.

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

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

Note 4 - Acquisition of the Business of Lilien LLC (continued)

The purchase price is allocated as follows (in thousands):

Assets Acquired:
Cash	$1,112
Receivables	4,870
Inventory	55
Other current assets (Note A)	853
Prepaid Licenses/Contracts (Note B)	9,147
Property and equipment	255
Trade name/trademarks (Note C)	3,250
Customer relationships (Note C)	2,130
Goodwill	4,544
26,217
Liabilities Assumed:
Accounts payable	5,094
Accrued expenses (Note D)	970
Deferred Revenue	11,152
17,217
Purchase Price	$9,000

(A)	Other current assets consist primarily of $356,000 of rebates receivable, $107,000 of prepaid expenses, $195,000 of unbilled revenues and $153,000 for a working capital settlement adjustment. The asset purchase agreement included a provision for an adjustment to working capital as of the closing date of the transaction.

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

Note 5 - Acquisition of Shoom

Effective August 31, 2013, the Company entered into an Agreement and Plan of Merger (the “Shoom Agreement”) to acquire 100% of the stock of Shoom, a California based provider of cloud based data analytics and enterprise solutions to the media, publishing, and entertainment industries.

The purchase price of this acquisition aggregated $8.1 million and consisted of cash to be paid of $2.5 million, and 2.8 million shares of the Company's common stock deemed to have a fair value of $5.6 million. The cash portion was funded by the excess working capital the Company obtained from the Shoom acquisition.  The cash consideration is subject to adjustment under terms of the Shoom Agreement. Total costs incurred for the Shoom acquisition were $316,000 which consisted primarily of professional fees.

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

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

Note 5 - Acquisition of Shoom (continued)

The purchase price is allocated as follows (in thousands):

Assets Acquired:
Cash	$3,669
Marketable securities	605
Receivables	141
Other assets (Note A)	178
Property and equipment	29
Trade name/trademarks (Note B)	120
Customer relationships (Note B)	1,270
Developed technology (Note C)	1,380
Goodwill	1,164
8,556
Liabilities Assumed:
Accounts payable	69
Other current liabilities (Note D)	380
449
Purchase Price	$8,107

(A)	Other current assets consist primarily of approximately $137,000 of prepaid expenses, $30,000 of other receivables and $11,000 of security deposits.

(B)	The trade name/trademarks and customer relationships are identifiable intangible assets that are being amortized over their useful life of seven years.

(C)	The developed technology is an identifiable intangible asset that is being amortized over their useful life of four years.

(D)	Other current liabilities consist primarily of approximately $136,000 of payroll liabilities and $167,000 of profit sharing liabilities.

Note 6 – Acquisition of AirPatrol

On December 20, 2013, the Company entered into an Agreement of Plan and Merger (the “AirPatrol Merger Agreement”) to acquire 100% of the capital stock of AirPatrol, a provider of mobile cyber-security and location-based services solutions, for a purchase price equal to (a) $10 million in cash, subject to certain adjustments, allocated to and among certain creditors, payees and holders of AirPatrol’s issued and outstanding capital stock and (b) 2 million shares (after giving effect to a reverse stock split) of Company common stock, of which it was agreed that 800,000 shares would be held in escrow for one year, as security to satisfy any indemnity claims that may be owed by the former AirPatrol stockholders to the Company (the “AirPatrol Merger Consideration”). The AirPatrol Merger Consideration also includes an earn-out, half of the value of which shall be in stock and the other half in cash (unless otherwise agreed or required pursuant to the AirPatrol Merger Agreement) payable to the former stockholders of AirPatrol in 2015 in accordance with the following formula: if for the five quarter period ending March 31, 2015, AirPatrol Net Income meets or exceeds $3.5 million, the Company shall pay to the former AirPatrol stockholders an earn-out payment equal to two times AirPatrol Net Income, provided that the total earn-out payment shall not exceed $10 million. At June 30, 2014, the Company accrued an earn-out liability of $7.8 million which was the present value of the expected $10 million earn-out to be paid to the former AirPatrol stockholders in 2015. At September 30, 2014, the Company made a measurement period adjustment based on information that existed at the time of the acquisition and decreased the liability due to the former AirPatrol stockholders by $7.8 million. The Company correspondingly reduced the purchase price by $7.8 million to $19.7 million.

On April 18, 2014, the parties to the AirPatrol Merger Agreement entered into an Amendment No. 2, pursuant which the Company agreed to (i) modify the working capital adjustment provision of the AirPatrol Merger Agreement, (ii) modify the distribution of the earn-out, (iii) enter into a non-competition agreement with the former chairman of the board and significant stockholder of AirPatrol in exchange for allocation of consideration to the former chairman and (iv) modify the AirPatrol retention plan to reduce cash consideration and increase stock consideration paid to an employee of AirPatrol, in addition to other modifications as set forth in the full text of Amendment No. 2.  None of these modifications resulted in any increase to the AirPatrol Merger Consideration.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

Note 6 – Acquisition of AirPatrol (continued)

The working capital adjustment provision, which otherwise would have resulted in a deduction entirely from cash merger consideration of approximately $1.3 million, was adjusted so that instead approximately $486,000 was deducted from cash merger consideration, and the balance of approximately $786,000 was deducted from stock merger consideration (resulting in 157,192 fewer shares of Sysorex common stock issued as stock merger consideration at the closing).

The merger was consummated on April 18, 2014 with an effective date of acquisition of April 16, 2014, and as a result the Company became the holder of 100% of the outstanding capital stock of AirPatrol.  At the closing, the Company (i) paid or initiated actions to pay a total of $8.5 million to various former stockholders, former note holders, former directors, professional service firms and continuing officers, (ii) issued a total of 1,042,809 shares of its common stock to former stockholders, directors, and continuing officers of AirPatrol, and to the investment banking firm of AGC Partners, LLC, and (iii) issued 800,000 shares of its common stock into a holdback escrow.  A working capital adjustment applied at closing reduced cash consideration by approximately $486,000 and reduced stock merger consideration by 157,192 shares.  Additionally, a total of approximately $1.1 million was deducted from cash merger consideration in conjunction with repayment of AirPatrol’s indebtedness to the Company as described below.

Pursuant to a loan agreement dated as of August 30, 2013, the Company loaned AirPatrol $1 million evidenced by a secured promissory note due April 29, 2014, as amended on February 28, 2014. Upon the closing of the merger on April 18, 2014, the note became due and payable. On the closing date, AirPatrol repaid the principal and interest of the note totaling $1.1 million as a deduction from merger consideration, consisting of $1 million in principal and $48,000 in interest.

In connection with this transaction, on May 9, 2014, the Company issued options to purchase 400,000 shares of the Company's common stock to certain employees of AirPatrol at an exercise price of $4.81 per share. These options are exercisable for ten years and vest over four years.

The total recorded purchase price for the transaction was initially $27.5 million which consisted of $9.5 million cash paid, $10.2 million for the value of stock issued and $7.8 million for the present value of the $10 million expected earn out payment. At September 30, 2014, the Company evaluated the fair value of the contingent earn out liability and decreased the liability due to the former AirPatrol stockholders by $7.8 million. The Company correspondingly reduced the purchase price by $7.8 million to $19.7 million.

The purchase price is allocated as follows (in thousands):

Assets Acquired:
Cash	$71
Restricted cash	90
Receivables	21
Inventory	266
Other assets (Note A)	151
Property and equipment	244
Trade name/trademarks (Note B)	660
Customer relationships (Note B)	1,350
Developed technology (Note B)	10,840
Non-compete agreements (Note C)	420
Goodwill	7,390
21,503
Liabilities Assumed:
Accounts payable and accrued liabilities	630
Other current liabilities (Note D)	949
Other long term liabilities (Note E)	232
1,811
Purchase Price	$19,692

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

A final valuation of the assets and liabilities and purchase price allocation of AirPatrol has not been completed as of this reporting period. Consequently, the purchase price was preliminarily allocated based upon the asset and liability amounts in AirPatrol's accounting records with the excess classified as intangible assets. These amounts are subject to revision upon the completion of formal studies and valuations which will occur during the fourth quarter of 2014.

Note 7 - Proforma Financial Information

The following unaudited proforma financial information presents the consolidated results of operations of the Company, Lilien, Shoom and AirPatrol for the three and nine months ended September 30, 2014 and 2013, as if the acquisitions had occurred as of the beginning of the first period presented instead of on March 1, 2013 for Lilien, August 31, 2013 for Shoom and April 16, 2014 for AirPatrol. The proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.

(in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$14,283	$14,871	$48,023	$43,066
Net loss attributable to common stockholders	$(2,543)	$(2,622)	$(7,371)	$(7,717)
Net loss per basic and diluted common share	$(0.13)	$(0.13)	$(0.38)	$(0.41)
Weighted average common shares outstanding:
Basic and Diluted	19,624	19,445	19,448	18,922

Note 8 – Notes and Other Receivables

Notes Receivable, Related Party

On June 19, 2014 AirPatrol loaned $90,000 to a related party pursuant to the terms of a promissory note. The promissory note is due December 19, 2015 and accrues interest at a rate of 0.33% per annum.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

Note 8 – Notes and Other Receivables (continued)

Notes and other receivables at September 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	September 30, 2014	December 31, 2014

Notes receivable	$1,080	$1,130
Other receivables	1,050	247
Total	$2,130	$1,377

Notes Receivable

On August 30, 2013, the Company loaned $1 million to AirPatrol to support its operations as provided by a Secured Promissory Note issued by AirPatrol (the “AirPatrol Note”).  The AirPatrol Note was due on April 29, 2014, accrued interest at a rate of 8% per annum, and was collateralized by the general assets of the debtor.  The AirPatrol Note was repaid on April 16, 2014 upon the closing of the AirPatrol acquisition.  (See Note 6).

On October 14, 2013, the Company loaned $130,000 to IronSky Corporation, a company in the field of cyber security solutions, to support its operations in accordance with the terms of a Secured Promissory Note (the “IronSky Note”).  The IronSky Note was due on March 31, 2014, accrues interest at a rate of 8% per annum, and is collateralized by the general assets of the debtor. Repayment of the IronSky Note was not made on the maturity date. The Company is currently in negotiations with IronSky about payment and the terms of the IronSky Note.

On September 2, 2014, the Company loaned $50,000 to a third party pursuant to the terms of a promissory note. The promissory note is due December 31, 2014, and accrues interest at a rate of 15% per annum.

On July 17, 2014, the Company loaned $900,000 to a third party pursuant to the terms of a promissory note. The promissory note is due December 31, 2014, and accrues interest at a rate of 8% per annum.

Other Receivables

Other receivables primarily consist of receivables for cooperative reimbursements from vendors; marketing development funds from vendors; and unbilled revenue for revenue earned under contracts in advance of billings.

Note 9 – Inventory

Inventory at September 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	September 30, 2014	December 31, 2013

Raw materials	$70	$-
Finished goods	374	75
Total	$444	$75

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

Note 10 - Due from Related Parties

Non-interest bearing amounts due on demand from a related party are $666,000 as of September 30, 2014 and December 31, 2013 and consist primarily of amounts due from Sysorex Consulting, Inc.  As Sysorex Consulting, Inc. is a direct shareholder of, and an investor in, the Company, the amounts due from Sysorex Consulting, Inc. as of September 30, 2014 and December 31, 2013 are classified as a reduction of stockholders' equity.

Note 11 - Intangible Assets

Intangible assets at September 30, 2014 consisted of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization

Lilien Acquisition	$5,380	$(1,217)
Shoom Acquisition	2,770	(589)
AirPatrol Acquisition	13,270	(1,035)
Total	$21,420	$(2,841)

Lilien Acquisition

Balances of the intangible assets that relate to the Lilien acquisition are as follows as of September 30, 2014 (in thousands):

Amortized Intangible Assets	Gross Carrying Amount	Accumulated Amortization

Trade name/trademarks	$3,250	$(735)
Customer relationships	2,130	(482)
Total	$5,380	$(1,217)

The weighted average remaining amortization period for the Company’s trade name/trademarks and customer relationships are 3.3 and 2.1 years, respectively.

Shoom Acquisition

Balances of the intangible assets that relate to the Shoom acquisition are as follows as of September 30, 2014 (in thousands):

Amortized Intangible Assets	Gross Carrying Amount	Accumulated Amortization

Trade name/trademarks	$120	$(19)
Customer relationships	1,270	(196)
Developed technology	1,380	(374)
Total	$2,770	$(589)

The weighted average remaining amortization period for the Company’s trade name/trademarks, customer relationships and developed technology are 0.3, 2.9, and 1.4 years, respectively.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

Note 11 - Intangible Assets (continued)

AirPatrol Acquisition

Balances of the intangible assets that relate to the AirPatrol acquisition are as follows as of September 30, 2014 (in thousands):

Amortized Intangible Assets	Gross Carrying Amount	Accumulated Amortization

Trade name/trademarks	$660	$(43)
Customer relationships	1,350	(206)
Developed technology	10,840	(710)
Non-compete agreements	420	(76)
Total	$13,270	$(1,035)

The weighted average remaining amortization period for the Company’s trade name/trademarks, customer relationships, developed technology, and non-compete agreements are 0.5, 0.5, 4.8 and 0.1 years, respectively.

Aggregate Amortization Expense:

Aggregate amortization expense for the three and nine months ended September 30, 2014 was $442,000 and $2 million, respectively.

The following table presents the Company’s estimate for total amortization expense remaining for the years ending December 31, 2014 through 2019 and thereafter (in thousands):

Years Ending December 31,	Amount
2014 (remaining)	$893
2015	3,543
2016	3,532
2017	3,008
2018	2,610
2019 and thereafter	4,993
Total	$18,579

Note 12 – Goodwill

The changes to the carrying amount of goodwill for the nine months ended September 30, 2014 are as follows (in thousands):

Balance at December 31, 2013	$5,708

Measurement period adjustment	59

AirPatrol acquisition	7,390

Balance at September 30, 2014	$13,157

The measurement period adjustment of $59,000 relates to an adjustment of the tax attributes associated with the assets acquired in the Shoom, Inc. acquisition.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

Note 13 - Deferred Revenue

Deferred revenue as of September 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Deferred Revenue, current:
Lilien maintenance agreements	$7,523	$7,162
Services to be provided by Shoom	4	4
Services to be provided by Sysorex	236	236
Services to be provided by AirPatrol	100	-
Subtotal	7,863	7,402

Deferred Revenue, non-current:
Lilien maintenance agreements	6,810	4,845

Total	$14,673	$12,247

The fair value of the deferred revenue approximates the services to be rendered.

Note 14 - Debt

Debt as of September 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Short-term debt:
Due to related parties	$-	$160
Advances payable	722	722
Notes payable	408	723
Revolving line of credit	4,504	5,698
Term loan	500	458
Subtotal	6,134	7,761

Long-term debt:
Notes payable	100	-
Term loan	-	292
Subtotal	100	292
Total	$6,234	$8,053

Due to Related Parties

Non-interest bearing amounts due on demand to related parties consist of amounts due to Duroob Technology, Inc., an entity whose CEO owns 49.8% of Sysorex Arabia LLC, the Company’s 50.2% owned subsidiary. The balance due to related parties as of December 31, 2013 was $160,000 and the amount was paid in full on May 6, 2014.

Advances Payable

During the year ended December 31, 2011, a judgment in the amount of $936,000 was levied against Sysorex Arabia LLC in favor of Creative Edge, Inc. in connection with amounts advanced for operations.  Of that amount, $214,000 has been repaid, $515,000 will be paid through a surety bond, and the remaining $207,000 has been accrued as advances payable on the condensed consolidated balance sheet by Sysorex Arabia as of September 30, 2014.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

Note 14 – Debt (continued)

Notes Payable

Notes payable and accrued interest as of September 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Notes payable, current
a) Note payable dated July 1, 2008	$-	$209
b) Note payable dated August 31, 2013	408	514

Total	$408	$723
Notes payable, non-current
c) Note payable dated August 30, 2013	$100	$-

Total	$100	$-

a)	Note payable dated July 1, 2008

On July 1, 2008, the Company entered into a note payable for gross proceeds of $515,000.  The note had no stated interest rate or repayment terms and matured on July 31, 2012.  Effective December 31, 2013, that arrangement has been amended and the maturity date was revised to March 31, 2014.  This note was paid in full on April 15, 2014.

b)	Note payable dated August 31, 2013

On August 31, 2013 the Company entered into an Agreement and Plan of Merger to acquire Shoom for a purchase price of $2.5 million of cash and 2.8 million shares of common stock. Approximately $500,000 of the cash purchase price was deposited in escrow of which any amounts not subject to claims shall be released to the former Shoom stockholders, on a pro-rata basis, in equal installments over seven years on the anniversary date of the closing date. As of September 30, 2014, $420,000 remains in escrow with $70,000 reflected in other current assets and $350,000 reflected in other assets in the accompanying financial statements. Pursuant to the terms of the Shoom agreement, the delivery of the Shoom consideration to each stockholder was subject to the return of certain documentation thus the Company initially recorded the cash consideration to be paid as a non-interest bearing note in the amount of $2.5 million.  As of September 30, 2014, $408,000 was still payable to the Shoom stockholders and is reflected as a note payable with no interest accruing in the accompanying financial statements.

c)	Note payable dated August 30, 2013

Note received by AirPatrol from Howard County Economic Development Authority (Maryland) as incentive to relocate the AirPatrol office to the county. The note is unsecured, accrues interest at 3% per annum, and matures on December 31, 2017.

Revolving Line of Credit

On May 13, 2014 the Company and Bridge Bank entered into Amendment 2 to Bridge Bank’s Business Financing Agreement (“BFA”) dated March 15, 2013 in connection with the Company’s acquisition of AirPatrol. The provisions of the amendment are effective as of April 16, 2014.  Amendment 2 amended certain sections of the BFA; extended the revolving advances maturity date to April 16, 2016; defined the Term advance maturity date as August 27, 2015; approved the acquisition of AirPatrol Corporation and waived any defaults by the Company of the Performance to Plan covenant since August 29, 2013 through the date of the amendment. The balance of the revolving line of credit as of September 30, 2014 and December 31, 2014 was $4.5 million and $5.7 million, respectively.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

Note 14 – Debt (continued)

Term Loan

On August 29, 2013, the Company entered into a term loan for $750,000 which accrues interest at the greater of 5.25% or the Bank’s prime rate plus 2% and matures on August 27, 2016. The Company is obligated to make payments of $41,667 on the first day of each month commencing on February 1, 2014 until the loan amount is paid in full. The balance of the term loan as of September 30, 2014 and December 31, 2013 was $500,000 and $750,000, respectively

Note 15 - Equity Raise

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

The net proceeds to the Company from the sale of 3,166,666 shares in the Offering, excluding the shares sold by the selling stockholder, are approximately $17.3 million, after deducting the underwriting discounts and commissions.

On April 15, 2014 the Underwriters received warrants to purchase 100,000 shares of Common Stock exercisable at $7.50 per share in connection with the Underwriting Agreement. The warrants are exercisable commencing one year after the effective date of the registration statement related to the Offering and will be exercisable for four years thereafter.

Note 16 - Common Stock

During the nine months ended September 30, 2014, the Company issued 123,627 shares of common stock under the terms of consulting services agreements which were fully vested upon the dates of the grants. The Company recorded expenses of $568,000 for the value of those shares on the grant dates.

On February 26, 2014 the Company issued 400,000 shares of common stock at $5.20 per share for proceeds of $2.1 million in equity financing from a strategic investor.

On April 18, 2014, the Company issued 1,832,808 shares of restricted common stock to former security holders, directors, officers and consultants of AirPatrol Corporation pursuant to a merger agreement. Out of these shares, 800,000 shares were issued to an escrow holder for the benefit of former stockholders and warrant holders of AirPatrol Corporation.

On May 15, 2014 the Company issued 12,539 shares of common stock to employees who had exercised employee stock options for cash proceeds of $13,000.

Note 17 - Stock Options

On January 27, 2014 the Company granted options for the purchase of 10,000 shares of common stock to an employee. These options have a four year vesting schedule, have a life of ten years and an exercise price of $4.74 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the award was $17,000.  The fair value of the common stock as of the grant date was $4.06 share.

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

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

Note 17 – Stock Options (continued)

On May 9, 2014 the Company granted options for the purchase of 400,000 shares of common stock to employees in connection with the AirPatrol Acquisition. These options vest over four years and have an exercise period of ten years and an exercise price of $4.81 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the award was $884,000. The fair value of the common stock as of the grant date was $4.85 per share.

On May 9, 2014 the Company granted options for the purchase of 25,000 shares of common stock to employees. These options are fully vested and have an exercise period of ten years and an exercise price of $4.85 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the award was $55,000. The fair value of the common stock as of the grant date was $4.85 per share.

On July 3, 2014 the Company granted options for the purchase of 75,000 shares of common stock to an employee. These options vest pro-rata over 48 months and have a life of ten years and an exercise price of $3.79 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the award was $128,000. The fair value of the common stock as of the grant date was $3.79 per share.

As of September 30, 2014, the fair value of non-vested options totaled $3.1 million which will be amortized to expense over the weighted average remaining term of 3.25 years.

The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option-pricing model.  Key weighted-average assumptions used to apply this pricing model during the nine months ended September 30, 2014 were as follows:

Risk-free interest rate	2.62 – 2.82%
Expected life of option grants	7 years
Expected volatility of underlying stock	39.0%
Dividends	$-

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

Note 18 - Credit Risk and Concentrations

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

The Company maintains cash deposits with financial institutions, which, from time to time, may exceed federally insured limits. Cash is also maintained at a foreign financial institution for its majority-owned subsidiary. Cash in foreign financial institutions as of September 30, 2014 and December 31, 2013 was immaterial. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

Note 18 - Credit Risk and Concentrations (continued)

The following table sets forth the percentages of revenue derived by the Company from those customers which accounted for at least 10% of revenues during the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30,
	2014		2013
	$	%	$	%
Customer A	5,810	12%	2,502	7%
Customer B	-	-	3,736	11%
Customer C	-	-	3,550	10%

As of September 30, 2014, Customer D represented approximately 13% of total accounts receivable. Sales to this customer during the nine months ended September 30, 2014 were $1.1 million. As of September 30, 2013, Customer E represented approximately 13% of total accounts receivable.

As of September 30, 2014, three vendors represented approximately 43%, 8% and 6% of total gross accounts payable. Purchases from these customers during the nine months ended September 30, 2014 were $18.9 million, $6.4 million and $415,000, respectively.

For the nine months ended September 30, 2014, three vendors represented approximately 51%, 17% and 12% of total purchases. For the nine months ended September 30, 2013, three vendors represented approximately 54%, 12% and 11% of total purchases.

Note 19 – Segment Reporting and Foreign Operations

The Company operates in the following business segments:

●	IT Commercial: These services include enterprise computing and storage, virtualization, business continuity, networking and information technology business consulting services to commercial organizations.

●	IT Government: Information technology and telecommunications solutions and services primarily to government agencies in the United States, (Domestic) and Saudi Arabia (Foreign). The operations include systems integration and consulting, including, but not limited to: custom application/software design, architecture and development, data center design and operations services, command control, computer communication, intelligence (C4I) system consulting, program management and security solutions and services.

●	eSolutions: Internet based hosting eServices to its customers located in Europe (Foreign), Canada (Foreign) and the United States (Domestic) by providing Cloud-based data analytics and enterprise solutions to the media, publishing, and entertainment industries.

●	Location-based technology: Cybersecurity platform for wireless and cellular devices that can detect, monitor and manage the content and behavior of smartphones, tablets, laptops and other mobile devices based on their location and user.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

Note 19 – Segment Reporting and Foreign Operations (continued)

The financial data by business segment are as follows (in thousands):

	IT Commercial	IT Government	eSolutions	Location-based Technology	Unallocated/ Corporate/ Other	Total
Three months ended September 30, 2014
Net revenues	$11,797	$1,043	$988	$480	$(25)	$14,283
Cost of net revenues	$(9,340)	$(370)	$(195)	$(128)	$25	$(10,008)
Gross profit	$2.457	$673	$793	$352	$-	$4,275
Gross margin	21%	65%	80%	73%	-	30%
Depreciation and amortization	$30	$1	$7	$32	$-	$70
Amortization of intangibles	$193	$-	$136	$114	$-	$443
Net income (loss)	$(458)	$88	$286	$(986)	$(1,479)	$(2,549)
Three months ended September 30, 2013
Net revenues	$12,523	$1,093	$325	$-	$-	$13,941
Cost of net revenues	$(9,578)	$(571)	$(10)	$-	$-	$(10,159)
Gross profit	$2,945	$522	$315	$-	$-	$3,782
Gross margin	24%	48%	97%	0%	-	27%
Depreciation and amortization	$24	$8	$1	$-	$-	$33
Amortization of intangibles	$192	$-	$44	$-	$-	$236
Net income (loss)	$153	$329	$42	$-	$(1,460)	$(936)
Nine months ended September 30, 2014
Net revenues	$39,671	$3,548	$2,968	$1,586	$(25)	$47,748
Cost of net revenues	$(30,981)	$(1,638)	$(596)	$(252)	$25	$(33,442)
Gross profit	$8,690	$1,910	$2,372	$1,334	$-	$14,306
Gross margin	22%	54%	80%	84%	-	30%
Depreciation and amortization	$96	$12	$25	$63	$-	$196
Amortization of intangibles	$577	$-	$408	$1,035	$-	$2,020
Net income (loss)	$(321)	$260	$824	$(1,678)	$2,861	$(5,834)
Nine months ended September 30, 2013
Net revenues	$30,360	$3,407	$325	$-	$-	$34,092
Cost of net revenues	$(24,033)	$(1,812)	$(10)	$-	$-	$(25,855)
Gross profit	$6,327	$1,595	$315	$-	$-	$8,237
Gross margin	21%	47%	97%	-	-	24%
Depreciation and amortization	$56	$23	$1	$-	$1	$81
Amortization of intangibles	$448	$-	$44	$-		$492
Net income (loss)	$142	$647	$42	$-	$(3,736)	$(2,905)
As of September 30, 2014
Property and equipment, net	$314	$3	$40	$268	$35	$660
Purchase of property and equipment	$174	$-	$16	$87	$34	$311
Intangible assets, net and goodwill	$8,707	$-	$3,404	$19,625	$-	$31,736
Intangible assets and goodwill additions	$-	$-	$-	$21,651	$-	$21,651
Total assets	$29,692	$1,328	$5,391	$22,920	$2,223	$61,554

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

Note 19 – Segment Reporting and Foreign Operations (continued)

The Company’s operations are located primarily in the United States, Canada and Saudi Arabia. Revenues by geographic area are attributed by country of domicile of our subsidiaries. The financial data by geographic area are as follows (in thousands):

	United		Saudi
	States	Canada	Arabia	Total
Three Months Ended September 30, 2014:
Net revenues	$14,280	$3	$-	$14,283
Loss from operations	$(2,131)	$(320)	$(10)	$(2,461)
Net loss	$(2,219)	$(320)	$(10)	$(2,549)

Three Months Ended September 30, 2013:
Net revenues	$13,941	$-	$-	$13,941
Loss from operations	$(955)	$-	$(57)	$(1,012)
Net loss	$(879)	$-	$(57)	$(936)

Nine Months Ended September 30, 2014:
Net revenues	$47,738	$10	$-	$47,748
Loss from operations	$(4,767)	$(550)	$(208)	$(5,525)
Net loss	$(5,076)	$(550)	$(208)	$(5,834)

Nine Months Ended September 30, 2013:
Net revenues	$34,047	$-	$45	$34,092
Loss from operations	$(2,195)	$-	$(209)	$(2,404)
Net loss	$(2,696)	$-	$(209)	$(2,905)

As of September 30, 2014:
Total assets	$60,514	$258	$782	$61,554
Long lived assets by geographic area	$32,619	$33	$-	$32,652

Note 20 – Commitments and Contingencies

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

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

Note 20 – Commitments and Contingencies (continued)

Litigation (continued)

During the year ended December 31, 2011, a judgment in the amount of $936,000 was levied against Sysorex Arabia LLC in favor of Creative Edge, Inc. in connection with amounts advanced for operations.  Of that amount, $214,000 has been repaid, $515,000 will be paid through a surety bond, and the remaining $207,000 has been accrued as advances payable on the condensed consolidated balance sheet by Sysorex Arabia as of September 30, 2014.  In connection with this transaction there was no effect upon the statement of operations for the period ended September 30, 2014.

Contingent Consideration

Under the terms of the acquisition of Lilien, the Company is liable for the payment of additional cash consideration to the extent that the recipients of the 3 million (6 million pre-split) shares of the Company's common stock receive less than $3 million ($6 million pre-split) from the sale of those shares, less customary commissions, on or before March 20, 2015.  As of the date of the acquisition and September 30, 2014 the guaranteed amount was considered by management to be immaterial.

Under the terms of the acquisition of AirPatrol, the AirPatrol Merger Consideration also includes an earn-out, half of the value of which shall be in stock and the other half in cash (unless otherwise agreed or required pursuant to the AirPatrol Merger Agreement) payable to the former stockholders of AirPatrol in 2015 in accordance with the following formula: if for the five quarter period ending March 31, 2015, AirPatrol Net Income meets or exceeds $3.5 million, the Company shall pay to the former AirPatrol stockholders an earn-out payment equal to two times AirPatrol Net Income, provided that the total earn-out payment shall not exceed $10,000,000. At June 30, 2014, the Company accrued an earn-out liability of $7.8 million which was the present value of the expected $10 million earn-out to be paid to the former AirPatrol stockholders in 2015. At September 30, 2014, the Company made a measurement period adjustment based on information that existed at the time of the acquisition and decreased the liability due to the former AirPatrol stockholders by $7.8 million. The Company correspondingly reduced the purchase price by $7.8 million to $19.7 million.

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

Overview of Our Business

Sysorex provides a variety of IT services and technologies that enable customers to manage, protect and monetize their enterprise assets whether on-premise, in the Cloud, or via mobile devices. The Company’s business focuses primarily on Big Data analytic solutions and services. The recent acquisition of AirPatrol Corporation (“AirPatrol”), a developer of location-based cybersecurity and commercial services systems for mobile devices, on April 18, 2014, has provided the Company with the opportunity to expand its capabilities into location-based detection products. The Company expects that location data from AirPatrol will also drive new data analytic offerings. Historically, our customer base was made up 100% of government agencies. However, with the recent acquisitions in 2013 of Lilien Systems (“Lilien”), an enterprise IT infrastructure solutions and data analytics provider and Shoom, Inc. (“Shoom”), a provider of Cloud-based data analytics and enterprise solutions to the media, publishing, and entertainment industries, our customer base has significantly shifted. Currently, more than 90% of the revenues we earn are from commercial enterprises and less than 10% are from government agencies.

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

The reliance of federal government agencies on continuing resolution (CR) budgets will continue to impact funding for government contracts and task orders that Sysorex is pursuing, as it has in the past, by delaying payment or decisions on such contract/task order awards. However, our government contracts are currently less than 15% of our total revenues. Such government contracts typically have a three to five year term and we believe that our recent government contract revenues will be indicative of future government contract based revenues. AirPatrol also has a large government service customer base which could also be impacted by any future delays in government funding.

Lilien’s revenues are typically driven by purchase orders that are received on a monthly basis. Approximately 20-25% of these purchase orders are recurring contracts that range from one to five years for warranty and maintenance support. For these contracts the customer is invoiced one time and pays Lilien upfront for the full term of the warranty and maintenance contract. Revenue from these contracts is recognized ratably over the contract period with the unearned revenue recorded as deferred revenue. Lilien has a 30-year history and a high repeat customer rate of approximately 60% annually. Lilien’s revenues are diversified over hundreds of customers and no one customer exceeds 15% of its revenues. Management believes this diversification provides stability to Lilien’s revenue streams.

Shoom’s software-as-a-service (SaaS) contracts are typically performed for periods of one or more years and Shoom has a high customer retention rate. Shoom offers eSolutions including eTearsheets, invoicing, CRM, and other products and services to 750 newspapers in the Cloud. Cloud-based analytics is a growing market that Sysorex intends to pursue beyond the media vertical that Shoom is in today. Shoom has been in business for over 10 years and has been providing its Cloud solutions for over four years.

We believe the accretive impact of our acquisition strategy is becoming evident as the nine months ended September 30, 2014 include nine months of Lilien and Shoom revenues and five and one half months of AirPatrol revenues, resulting in an increase in revenues of approximately $13.7 million as compared to the nine months ended September 30, 2013. We anticipate synergies and operational efficiencies to continue to improve revenues and profitability for Sysorex, Lilien, AirPatrol and Shoom going forward. Sysorex’s U.S. government operations are profitable and this division is expected to grow as a result of the U.S. Navy SPAWAR contract awarded in 2013 and the U.S. Army PMSS-3 Program, which is a $450 million five-year task order based multiple award contract granted to Sysorex earlier this year.  The U.S. Navy SPAWAR contract has started releasing task orders in 2014; however, the U.S. Army PMSS-3 Program is currently under automatic stay as some of the un-successful bidders are challenging the agency's selection decision and therefore the government will not be issuing any task orders until the protests are resolved. With the addition of Shoom and AirPatrol we believe that our liquidity will improve significantly as they generate gross margins over 80%. We believe that our shift to technology based business lines like Shoom and AirPatrol, as well as other future acquisitions, will allow us to increase our customer base, grow revenues and improve our gross margin to allow us to achieve profitability.

Recent Events

Reverse Stock-Split

In connection with the Company’s initial public offering described below and in order to satisfy the initial listing requirements for The NASDAQ Capital Market, on April 8, 2014, the Company filed a Certificate of Amendment to its Articles of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Nevada to effect a one-for-two reverse split (the “Reverse Split”) of the Company’s common stock, with no reduction in authorized capital.

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

On April 15, 2014, upon the closing of the Offering, the Company received approximately $17.3 million from the sale of 3,166,666 Shares in the Offering, excluding the Shares sold by the Selling Stockholder, after deducting the underwriting discounts and commissions.  The net proceeds of the Offering were used in connection with the acquisition of AirPatrol and will also be used to expand the Company’s sales and marketing efforts, including expanding its Washington, D.C. office, for future strategic acquisitions, and for working capital and other general corporate purposes.

Nasdaq Listing

On April 10, 2014, in connection with the offering of the Shares described above, the Company’s common stock began trading on The NASDAQ Capital Market, under the symbol “SYRX”.

AirPatrol Merger

On April 18, 2014, the Company became the holder of 100% of the outstanding capital stock of AirPatrol upon the consummation of the transactions contemplated by that certain Agreement and Plan of Merger by and between the Company and AirPatrol (the “AirPatrol Merger Agreement”). Per Amendment 2 to the AirPatrol Merger Agreement, the AirPatrol acquisition was deemed effective as of April 16, 2014 for accounting purposes.   At the closing, the Company (i) paid or initiated actions to pay a total of $8.5 million to various former stockholders, former note holders, former directors, professional service firms and continuing officers, (ii) issued a total of 1.1 million shares of its common stock to former stockholders, directors, and continuing officers of AirPatrol, and to the investment banking firm of AGC Partners, LLC, and (iii) issued 800,000 shares of its common stock into a holdback escrow.  A working capital adjustment applied at closing reduced cash consideration by approximately $486,000 and reduced stock merger consideration by 157,192 shares.  Additionally, a total of $1.1 million was deducted from cash merger consideration in conjunction with repayment of AirPatrol’s indebtedness to the Company. None of the persons receiving merger consideration from the Company at the closing had any material relationship, other than in respect of the merger transaction, with the Company, its affiliates, directors, officers, or any associate of such directors and officers.

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

Revenue Recognition

We provide IT solutions and services to customers with revenues currently derived primarily from the sale of third-party hardware and software products, software, assurance, licenses and other consulting services, including maintenance services. The products and services we sell, and the manner in which they are bundled, are technologically complex and the characterization of these products and services require judgment in order to apply revenue recognition policies. For all of these revenue sources, we determine whether we are the principal or agent in accordance with Accounting Standards Codification Topic, 605-45 Principal Agent Considerations.

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

Long-lived Assets

We account for our long-lived assets in accordance with Accounting Standards Codification (“ASC”) 360, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“ASC 360”), which requires that long-lived assets be evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. Some of the events or changes in circumstances that would trigger an impairment test include, but are not limited to:

●	significant under-performance relative to expected and/or historical results (negative comparable sales growth or operating cash flows for two consecutive years);

●	significant negative industry or economic trends;

●	knowledge of transactions involving the sale of similar property at amounts below our carrying value; or

●	our expectation to dispose of long-lived assets before the end of their estimated useful lives, even though the assets do not meet the criteria to be classified as “held for sale.”

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

When assessing the recoverability of our long-lived assets, which include property and equipment and finite-lived intangible assets, we make assumptions regarding estimated future cash flows and other factors. Some of these assumptions involve a high degree of judgment and also bear a significant impact on the assessment conclusions. Included among these assumptions are estimating undiscounted future cash flows, including the projection of comparable sales, operating expenses, capital requirements for maintaining property and equipment and residual value of asset groups. We formulate estimates from historical experience and assumptions of future performance, based on business plans and forecasts, recent economic and business trends, and competitive conditions. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge. We concluded there were no triggering events to further measure for impairment during the nine months ended September 30, 2014 or 2013.

We evaluate the remaining useful lives of long-lived assets and identifiable intangible assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. Such events or circumstances may include (but are not limited to): the effects of obsolescence, demand, competition, and/or other economic factors including the stability of the industry in which we operate, known technological advances, legislative actions, or changes in the regulatory environment. If the estimated remaining useful lives change, the remaining carrying amount of the long-lived assets and identifiable intangible assets would be amortized prospectively over that revised remaining useful life. We have determined that there were no events or circumstances during the nine months ended September 30, 2014 and 2013, which would indicate a revision to the remaining amortization period related to any of our long-lived assets. Accordingly, we believe that the current estimated useful lives of long-lived assets reflect the period over which they are expected to contribute to future cash flows and are therefore deemed appropriate.

Goodwill and Indefinite-lived Assets

We have recorded goodwill and other indefinite-lived assets in connection with our acquisitions of Lilien, Shoom and AirPatrol. Goodwill, which represents the excess of acquisition cost over the fair value of the net tangible and intangible assets of the acquired company, is not amortized. Indefinite-lived intangible assets are stated at fair value as of the date acquired in a business combination. Our goodwill balance and other assets with indefinite lives are evaluated for potential impairment during the fourth quarter of each year and in certain other circumstances. The evaluation of impairment involves comparing the current fair value of the business to the recorded value, including goodwill. To determine the fair value of the business, we utilize both the “income approach”, which is based on estimates of future net cash flows and the “market approach”, which observes transactional evidence involving similar businesses. There was no goodwill impairment for the nine months ended September 30, 2014 and 2013.

Deferred Income Taxes

In accordance with ASC 740 “Income Taxes” (“ASC 740”), management routinely evaluates the likelihood of the realization of its income tax benefits and the recognition of its deferred tax assets. In evaluating the need for any valuation allowance, management will assess whether it is more likely than not that some portion, or all, of the deferred tax asset may not be realized. Ultimately, the realization of deferred tax assets is dependent upon the generation of future taxable income during those periods in which temporary differences become deductible and/or tax credits and tax loss carry-forwards can be utilized. In performing its analyses, management considers both positive and negative evidence including historical financial performance, previous earnings patterns, future earnings forecasts, tax planning strategies, economic and business trends and the potential realization of net operating loss carry-forwards within a reasonable timeframe. To this end, management considered (i) that we have had historical losses in the prior years and cannot anticipate generating a sufficient level of future profits in order to realize the benefits of our deferred tax asset; (ii) tax planning strategies; and (iii) the adequacy of future income as of and for the nine months ended September 30, 2014, based upon certain economic conditions and historical losses through September 30, 2014. After consideration of these factors, management deemed it appropriate to establish a full valuation allowance.

A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax filings that do not meet these recognition and measurement standards. For the nine months ended September 30, 2014 and 2013, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the nine months ended September 30, 2014 and 2013.

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

As of September 30, 2014 and 2013 allowance for credit losses included a general allowance of $740,000 and $133,000, respectively, due to the aging of the items greater than 120 days outstanding and other potential non-collections.

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

The principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:

	Nine Months ended September 30,
	2014	2013
Risk-free interest rate	2.62-2.82%	1.8 – 2.8%
Expected life of option grants	7 years	7 years
Expected volatility of underlying stock	39.4%	40%
Dividends	$-	$-

The Company issued the following options and warrants during the nine months ended September 30, 2014:

Date	Pre-Split Options/Warrants Granted	Post-Split Options/Warrants Granted	Exercise Price	Black Sholes Value of Option	Fair Value of Common Stock per Share
1/27/2014	20,000	10,000	$4.74	$16,600	$2.03
4/02/2014	220,000	110,000	$5.20	$261,500	$5.20
5/09/2014		100,000	$7.50	$160,200	$5.55
5/09/2014		400,000	$4.81	$883,700	$4.85
5/09/2014		25,000	$4.85	$54,900	$4.85
7/03/2014		75,000	$3.79	$127,800	$3.79

The Company issued the following shares of common stock as compensation during the nine months ended September 30, 2014:

Date	Pre-Split Common Shares Issued	Post-Split Common Shares Issued	Fair Value of Common Stock per Share	Fair Value of Common Stock Issued
1/24/2014	10,000	5,000	$2.03	$20,300
4/02/2014	33,464	16,732	$5.20	$87,000
6/24/2014		64,000	$5.00	$320,000
7/10/2014		30,000	$3.70	$111,000
8/1/2014		7,895	$3.80	$30,000

Operating Segments

The Company operates in the following business segments as follows:

●	IT Commercial: These services include enterprise computing and storage, virtualization, business continuity, networking and information technology business consulting services to commercial organizations.

●	IT Government: Information technology and telecommunications solutions and services primarily to government agencies in the United States (Domestic) and Saudi Arabia (Foreign). The operations include systems integration and consulting, including, but not limited to: custom application/software design, architecture and development, data center design and operations services, command control, computer communication, intelligence (C4I) system consulting, program management and security solutions and services.

●	eSolutions: Internet based hosting eServices to its customers located in Europe (Foreign), Canada (Foreign) and the United States (Domestic) by providing Cloud-based data analytics and enterprise solutions to the media, publishing, and entertainment industries.

●	Location-based Technology: Cybersecurity platform for wireless and cellular devices that can detect, monitor and manage the content and behavior of smartphones, tablets, laptops and other mobile devices based on their location and user.

Prior to the acquisitions of Lilien, Shoom and AirPatrol, Sysorex only operated in the IT Government segment.

Rounding

All dollar amounts in this section have been rounded to the nearest thousand.

Results of Operations

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

The following table sets forth selected unaudited consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	Nine Months ended
	September 30, 2014		September 30, 2013
(In thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	% Change

Net Revenues	$47,748	100%	$34,092	100%	40%
Cost of net revenues	$33,442	70%	$25,855	76%	29%
Gross profit	$14,306	30%	$8,237	24%	74%
Operating expenses	$19,831	42%	$10,641	31%	86%
Loss from operations	$(5,525)	-12%	$(2,404)	-7%	-129%
Net loss	$(5,834)	-12%	$(2,905)	-9%	-100%
Net loss attributable to common stockholders	$(5,730)	-12%	$(2,801)	-8%	-105%

Net Revenues

Net revenues for the nine months ended September 30, 2014 were $47.7 million compared to $34.1 million for the comparable period in the prior year. For the nine months ended September 30, 2014, IT Commercial revenue was $39.7 million compared to $30.4 million for the prior year period as this business sector was acquired March 1, 2013 and only seven months of operations were included in the nine months ended September 30, 2013. IT Government revenue was $3.5 million for the nine months ended September 30, 2014, compared to $3.4 million for the prior year period, and increased slightly due to new contracts and organic growth. Revenue for eSolutions was $3 million during the nine months ended September 30, 2014 and $325,000 during the prior year period as the Company did not do business in this segment prior to the acquisition of Shoom.  Location-based Technology Revenue was $1.6 million during the nine months ended September 30, 2014 and $0 during the prior year period as the Company did not do business in this segment prior to the acquisition of AirPatrol.

We expect business revenues from our IT Government segment to increase in 2015 assuming award decisions are made in our favor in connection with several outstanding proposals. We also expect an increase in revenue as a result of introductions to the acquired companies’ customers.

Costs of Net Revenues

Cost of net revenues for the nine months ended September 30, 2014 was $33.4 million compared to $25.9 million for the prior year period.   This increase of $7.5 million was primarily attributable to the Lilien Acquisition effective March 1, 2013 and the inclusion of Lilien’s cost of revenues of $31 million (as compared to seven months of Lilien cost of revenues in the comparable period in 2013 of $24 million), the Shoom Acquisition effective August 31, 2013, and the inclusion of Shoom’s cost of revenues of $600,000 and the AirPatrol acquisition effective April 16, 2014, and the inclusion of AirPatrol’s cost of revenues of $253,000.  The costs of revenues for the nine months ended September 30, 2014 related to the IT Government business were $1.6 million as compared to $1.8 million for the prior year period.  This slight decrease was due to lower cost of goods related to new contracts with lower costs and higher profit margins.   We expect IT Government business cost of revenues to increase during 2015 assuming award decisions are made in our favor in connection with several outstanding proposals.

The gross profit margins for the nine months ended September 30, 2014 and 2013 were 30% and 24%, respectively. IT Commercial gross margin was 22%; gross margin for eSolutions was 80% and gross margin for Location Based Technology was 84% during the nine month period ended September 30, 2014. IT Commercial gross margin was 21% and eSolutions gross margin was 97% during the nine month period ended September 30, 2013. There was no comparable amount for Location Based Technology for the prior year, as the Company did not do business in this segment prior to the acquisition of AirPatrol. The gross margin from IT Government was 54% for the nine months ended September 30, 2014 and 47% during the prior year period.  This slight increase is due to new contracts during the period that included a product mix with higher margins.  We expect gross profit margins to increase in the future as AirPatrol revenue is expected to increase our overall gross profit margins. (See Note 6 “Acquisition of AirPatrol”).

Operating Expenses

Operating expenses for the nine months ended September 30, 2014 were $19.8 million compared to $10.6 million for the prior year period. This increase of $9.2 million was primarily attributable to the inclusion of nine months of Lilien’s operating expenses as compared to seven months in the prior period; nine months of Shoom’s operating expenses as compared to one month in the prior period; the inclusion of AirPatrol’s operating expenses for the period; bad debt expense in the IT Government business; increases in non-cash stock based compensation; and additional professional fees and administrative costs associated with being a public company.

Loss from Operations

Loss from operations for the nine months ended September 30, 2014 was $5.5 million compared to $2.4 million for the prior year period. This increase of $3.1 million was primarily attributable to lower gross margin during the third quarter for Lilien; the net loss for AirPatrol; bad debt expense in the IT Government business; increases in non-cash stock based compensation; and additional professional fees and administrative costs associated with being a public company.

Other Expense

Other expense for the nine months ended September 30, 2014 was $274,000 compared to $501,000 for the prior year period.  The loss in the prior year included a change in fair value of derivative liability expense of $489,000.

Provision for Income Taxes

Provision for income taxes for the nine months ended September 30, 2014 was $35,000 compared to $0 for the prior year period.  This increase of $35,000 is attributable to estimated federal alternative minimum tax paid during the nine months ended September 30, 2014. Deferred tax assets resulting from Company losses are fully reserved as of September 30, 2014 and 2013 since, at present, we have no history of taxable income and it is more likely than not that such assets will not be realized.

Net Loss Attributable to Non-Controlling Interest

Net loss attributable to non-controlling interest for the nine months ended September 30, 2014 was $104,000 compared to $104,000 for the comparable period in the prior year.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders for the nine months ended September 30, 2014 was $5.7 million compared to $2.8 million for the comparable period in the prior year. This increase in net loss of $2.9 million was attributable to the changes discussed above.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

The following table sets forth selected unaudited consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	Three Months ended
	September 30, 2014		September 30, 2013
(In thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	% Change

Net Revenues	$14,283	100%	$13,941	100%	2%
Cost of net revenues	$10,008	70%	$10,159	73%	-1%
Gross profit	$4,275	30%	$3,782	27%	13%
Operating expenses	$6,735	47%	$4,794	34%	40%
Loss from operations	$(24,61)	-17%	$(1,012)	-7%	-143%
Net loss	$(2,549)	-18%	$(936)	-7%	-172%
Net loss attributable to common stockholders	$(2,543)	-18%	$(907)	-7%	-180%

Net Revenues

Net revenues for the three months ended September 30, 2014 were $14.3 million compared to $13.9 million for the comparable period in the prior year. For the three months ended September 30, 2014, IT Commercial revenue was $11.8 million compared to $12.5 million for the prior year period. IT Government revenue was $1 million for the three months ended September 30, 2014, and for the prior year period. Revenue for eSolutions was $1 million during the three months ended September 30, 2014 and $325,000 during the prior year period.  Location-based Technology Revenue was $480,000 during the three months ended September 30, 2014 and $0 during the prior year period as the Company did not do business in this segment prior to the acquisition of AirPatrol.

Costs of Net Revenues

Cost of net revenues for the three months ended September 30, 2014 was $10 million compared to $10.2 million for the prior year period.   This slight decrease of $151,000 was primarily attributable to increased higher margin data analytic revenues from Lilien offset by the Shoom Acquisition effective August 31, 2013 and the inclusion of Shoom’s cost of revenues of $195,000, and the AirPatrol acquisition effective April 16, 2014 and the inclusion of AirPatrol’s cost of revenues of $128,000.  The cost of revenues for the three months ended September 30, 2014 related to the IT Government business were $370,000 as compared to $571,000 for the prior year period due to contracts with lower costs and higher margins.

The gross profit margins for the three months ended September 30, 2014 and 2013 were 30% and 27%, respectively. IT Commercial gross margin was 21%, gross margin for eSolutions was 80% and gross margin for Location-based Technology was 73% during the three month period ended September 30, 2014. IT Commercial gross margin was 24% and gross margin for eSolutions was 97% during the three month period ended September 30, 2013. There are no comparable amounts for Location Based Technology for the prior year, as the Company did not do business in this segment prior to the acquisition of AirPatrol. The gross margin from IT Government was 65% for the three months ended September 30, 2014 and 48% during the prior year period.  This slight increase is due to new contracts during the period that included a product mix with higher margins.

Operating Expenses

Operating expenses for the three months ended September 30, 2014 were $6.7 million compared to $4.8 million for the prior year period. This increase of $1.9 million was primarily attributable to the inclusion of three months of Shoom’s operating expenses as compared to one month in the prior period; the inclusion of AirPatrol’s operating expenses during the third quarter; bad debt expense for the IT Government business; and additional professional fees and administrative costs associated with being a public company.

Loss from Operations

Loss from operations for the three months ended September 30, 2014 was $2.5 million compared to $1 million for the prior year period. This increase of $1.5 million was primarily attributable to lower gross margin during the quarter for Lilien; the net loss for AirPatrol; bad debt expense for the IT Government business; and additional professional fees and administrative costs associated with being a public company.

Other Expense

Other expense for the three months ended September 30, 2014 was $88,000 compared to $76,000 for the prior year period.

Provision for Income Taxes

There was no provision for income taxes for the three months ended September 30, 2014 or 2013. Deferred tax assets resulting from such losses are fully reserved as of September 30, 2014 and 2013 since, at present, we have no history of taxable income and it is more likely than not that such assets will not be realized.

Net Loss Attributable to Non-Controlling Interest

Net loss attributable to non-controlling interest for the three months ended September 30, 2014 was $6,000 compared to $29,000 for the prior year period. This decrease of $23,000 was attributable to the decrease in losses for Sysorex Arabia and was not material.

Net Loss Attributable To Common Stockholders

Net loss attributable to common stockholders for the three months ended September 30, 2014 was $2.5 million compared to $907,000 for the prior year period. This increase in net loss of $1.6 million was attributable to the changes discussed above.

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

Adjusted EBITDA for the three months ended September 30, 2014 was a loss of $1.5 million compared to income of $49,000 for the prior year period. Adjusted EBITDA for the nine months ended September 30, 2014 was a loss of $1 million compared to income of $197,000 for the prior year period.

The following table presents a reconciliation of net income/loss attributable to stockholders of Sysorex Global Holdings Corp., which is our GAAP operating performance measure, to Adjusted EBITDA for the fiscal quarters ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss attributable to common stockholders	$(2,542)	$(907)	(5,730)	$(2,801)
Adjustments:
Non-recurring one-time charges:
Acquisition transaction/financing costs	-	316	855	920
Stock-based compensation – acquisition costs	-	-	340	304
Costs associated with public offering	-	187	45	274
Gain on settlement of obligations	-	(140)	-	(155)
Change in the fair value of derivative liability	-	-	-	489
Stock-based compensation – compensation and related benefits	434	248	938	414
Interest expense	95	76	307	179
Taxes	-	-	35	-
Depreciation and amortization	513	269	2,216	573
Adjusted EBITDA	$(1,500)	$49	(994)	$197

We rely on Adjusted EBITDA, which is a non-GAAP financial measure for the following:

●	To review and assess the operating performance of our Company as permitted by Accounting Standards Codification Topic 280, Segment Reporting;

●	To compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	As a basis for allocating resources to various projects;

●	As a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	To evaluate internally the performance of our personnel.

We have presented Adjusted EBITDA above because we believe it conveys useful information to investors regarding our operating results. We believe it provides an additional way for investors to view our operations, when considered with both our GAAP results and the reconciliation to net income (loss). By including this information we can provide investors with a more complete understanding of our business. Specifically, we present Adjusted EBITDA as supplemental disclosure because of the following:

●	We believe Adjusted EBITDA is a useful tool for investors to assess the operating performance of our business without the effect of interest, income taxes, and other non-operating expenses as well as depreciation and amortization which are non-cash expenses;

●	We believe that it is useful to provide to investors with a standard operating metric used by management to evaluate our operating performance; and

●	We believe that the use of Adjusted EBITDA is helpful to compare our results to other companies.

Even though we believe Adjusted EBITDA is useful for investors, it does have limitations as an analytical tool. Thus, we strongly urge investors not to consider this metric in isolation or as a substitute for net income (loss) and the other consolidated statement of operations data prepared in accordance with GAAP. Some of these limitations include the fact that:

●	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

●	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

●	Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

●	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;

●	Adjusted EBITDA does not reflect income or other taxes or the cash requirements to make any tax payments; and

●	Other companies in our industry may calculate Adjusted EBITDA differently than we do, thereby potentially limiting its usefulness as a comparative measure.

 Because of these limitations, Adjusted EBITDA should not be considered a measure of discretionary cash available to us to invest in the growth of our business or as a measure of performance in compliance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and providing Adjusted EBITDA only as supplemental information.

Proforma Non-GAAP Net Loss per Share

Basic and diluted net loss per share for the three months ended September 30, 2014 was ($0.13) compared to ($0.07) for the prior year period.  Basic and diluted net loss per share for the nine months ended September 30, 2014 was ($0.33) compared to ($0.24) for the prior year period. These decreases were attributable to the changes discussed in our results of operations.

Proforma non-GAAP net income (loss) per share is used by our Company’s management as an evaluation tool as it manages the business and is defined as net income (loss) per basic and diluted share adjusted for non-cash items including stock based compensation, amortization of intangibles and one time charges including acquisition costs and the costs associated with the public offering.

Proforma non-GAAP net loss per basic and diluted common share for the three months ended September 30, 2014 was ($0.08) compared to ($0.01) for the prior year period.  Proforma non-GAAP net loss per basic and diluted common share for the nine months ended September 30, 2014 was ($0.09) compared to ($0.01) for the prior year period.

The following table presents a reconciliation of net loss per basic and diluted share, which is our GAAP operating performance measure, to proforma non-GAAP net loss per share for the periods reflected:

(thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss attributable to common stockholders	$(2,542)	$(907)	(5,730)	$(2,801)
Adjustments:
Non-recurring one-time charges:
Acquisition transaction/financing costs	-	316	855	920
Stock-based compensation – acquisition costs	-	-	340	304
Costs associated with public offering	-	187	45	274
Gain on settlement of obligations	-	(140)	-	(155)
Change in the fair value of derivative liability	-	-	-	489
Stock-based compensation – compensation and related benefits	434	248	938	414
Amortization of intangibles	442	236	2,020	492
Proforma non-GAAP net loss	$(1,666)	$(60)	$(1,532)	$(63)
Proforma non-GAAP net loss per basic and diluted common share	$(0.08)	$(0.01)	$(0.09)	$(0.01)
Weighted average basic and diluted common shares outstanding	19,624	13,064	17,593	11,682

We rely on proforma non-GAAP net loss per share, which is a non-GAAP financial measure:

●	To review and assess the operating performance of our Company as permitted by Accounting Standards Codification Topic 280, Segment Reporting;

●	To compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	As a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	To evaluate internally the performance of our personnel.

We have presented proforma non-GAAP net loss per share above because we believe it conveys useful information to investors regarding our operating results. We believe it provides an additional way for investors to view our operations, when considered with both our GAAP results and the reconciliation to net income (loss), and that by including this information we can provide investors with a more complete understanding of our business. Specifically, we present proforma non-GAAP net loss per share as supplemental disclosure because:

●	We believe proforma non-GAAP net loss per share is a useful tool for investors to assess the operating performance of our business without the effect of non-cash items including stock based compensation, amortization of intangibles and one time charges including acquisition costs and the costs associated with the public offering.

●	We believe that it is useful to provide to investors with a standard operating metric used by management to evaluate our operating performance; and

●	We believe that the use of proforma non-GAAP net loss per share is helpful to compare our results to other companies.

Liquidity and Capital Resources as of September 30, 2014 Compared With September 30, 2013

The Company’s net cash flows used in operating, investing and financing activities for the nine months ended September 30, 2014 and 2013 and certain balances as of the end of those periods are as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net cash used in operating activities	$(6,392)	$(2,606)
Net cash provided by (used in) investing activities	(9,761)	1,066
Net cash provided by financing activities	16,789	5,614
Effect of foreign exchange rate changes on cash	(11)	-
Net increase in cash	$625	$4,074

	September 30, 2014	December 31, 2013
Cash and cash equivalents	$2,729	$2,104
Working capital (deficit)	$(2,137)	$(7,605)

Operating Activities:

Net cash used in operating activities during the nine months ended September 30, 2014 and 2013 were $6.4 million and $2.6 million, respectively.  Net cash used in operating activities during the nine months ended September 30, 2014 consisted of the following (in thousands):

Net loss	$(5,834)
Non-cash income and expenses	3,492
Net change in operating assets and liabilities	(4,050)
Net cash used in operating activities	$(6,392)

The net loss of $5.8 million consisted primarily of (in thousands):

$(1,240)	Expenses attributable to transaction costs of $1.2 million directly related to acquisitions and $45,000 related to our public offering related activities.
(321)	Loss attributable to the Lilien operations. These operating results included non-cash charges for amortization of intangible assets totaling $576,000. Otherwise Lilien’s reported operating results would have been a profit of $255,000.
824	Profit attributable to the Shoom operations. These charges include amortization of intangibles of $408,000. Otherwise Shoom’s reported operating results would have been a profit of $1.2 million.
261	Profit attributable to information technology solutions services to U.S. and foreign governments.
(2,669)	Loss attributable to the AirPatrol operations. These operating results include non-cash charges for amortization of intangible assets totaling $2 million. Otherwise AirPatrol’s operating results would have been a loss of $643,000.
(2,689)	A non-cash charge of $938,000 for non-acquisition related stock based compensation expense and all other Company activities of $1.8 million.
$(5,834)	Net loss

As previously discussed, Lilien is an information technology company whose operations complement and significantly expand our current base of business and enable us to provide integrated solutions and services to both government and private organizations. Lilien generated revenues for the twelve months ended December 31, 2013 and 2012 of approximately $49.8 million and $40.6 million, respectively. We anticipate Lilien’s revenues will further increase in 2014 as we expect Lilien’s business to expand into Cloud based data analytic services and as it cross-sells company owned products such as AirPatrol's location-based technology. In that light, we expect Lilien’s gross profits and cash flows to increase during 2014.

We anticipate an increase in revenues and cash flows over the next 12 months as compared to historical periods as a result of the recent AirPatrol acquisition, as well as anticipated revenues expected to be received from our IT Government segment assuming award decisions are made in our favor in connection with several outstanding proposals.

The non-cash income and expenses of $3.5 million consisted primarily of (in thousands):

$196	Depreciation expense
2,020	Amortization of intangibles primarily attributable to the Lilien, Shoom and AirPatrol operations, which were, acquired effective March 1, 2013, August 31, 2013 and April 16, 2014, respectively.
1,279	Stock-based compensation expense attributable to warrants and options issued as part of Company operations and for the AirPatrol acquisition.
(3)	Other
$3,492	Total non-cash income and expenses

The net use of cash due to changes in operating assets and liabilities totaled $4.1 million and consisted primarily of the following (in thousands):

$253	Decrease in accounts receivable and other receivables
(1,916)	Increase in prepaid licenses and maintenance contracts
(2,691)	Decrease in accounts payable
2,426	Increase in deferred revenue
(1,312)	Decrease in accrued liabilities and other liabilities
(810)	Increase in inventory and other assets
$(4,050)	Net use of cash in the changes in operating assets and liabilities

Investing Activities:

Net cash used in investing activities during the nine months ended September 30, 2014 was $9.8 million compared to net cash provided of $1.1 million for the prior year period.  The net cash used in investing activities during the nine months ended September 30, 2014 was comprised of $8.4 million in connection with the AirPatrol acquisition; $311,000 purchase of property and equipment; $210,000 investment in capitalized software; $1 million loans and advances to other parties; offset by $125,000 proceeds from the redemption of marketable securities.

Financing Activities:

Net cash provided by financing activities during the nine months ended September 30, 2014 and 2013 were approximately $16.8 million and $5.6 million, respectively. The net cash provided by financing activities during the nine months ended September 30, 2014 was comprised primarily of $2.1 million of net cash from the issuance of common stock to a strategic investor; $16.6 million net cash from a capital raise after deduction of the related costs; $13,000 of net cash from employee option exercises; offset by $1.9 million repayment of the bank facility.

Liquidity and Capital Resources - General:

Our current capital resources and operating results as of September 30, 2014, as described in the preceding paragraphs, consist of:

1) An overall working capital deficit of $2.1 million;

2) Cash of $2.7 million;

3) A revolving line of credit for up to $6 million with a maturity date of April 16, 2016 of which $4.5 million is utilized;

5) A term loan for $750,000 with a maturity date of August 27, 2015 of which $500,000 is utilized; and

6) Net cash used in operating activities year-to-date of $6.4 million.

We believe our total working capital deficit of $2.1 million does not represent a severe impediment to our operations and growth when its principal components are separately identified and analyzed and the growth of our business is taken into account. The breakdown of our overall working capital deficit is as follows (in thousands):

Working capital	Assets	Liabilities	Net
Cash and cash equivalents	$2,729	$-	$2,729
Accounts receivable, net / accounts payable	8,545	6,374	2,171
Notes and other receivables	2,220	-	2,220
Prepaid licenses and maintenance contracts / deferred revenue	6,398	7,863	(1,465)
Short-term debt	-	6,134	(6,134)
Other	1,834	3,492	(1,658)
Total	$21,726	$23,863	$(2,137)

Net accounts receivable exceeds the related accounts payable by $2.2 million. We do not believe there are material collectability issues with respect to our net accounts receivable.  In accordance with industry practice, payments to major vendors included in our accounts payable are normally extended until the time the collection of the related sale is received. Deferred revenue exceeds the related prepaid contracts by $1.5 million and will be recognized as the contracts are performed over their respective terms. Notes and other receivables of $2.2 million exceed the difference between other liabilities and assets of $1.7 million. The short-term debt totals $6.1 million, which we believe will not have a material adverse effect on our liquidity in the next twelve months as the principal balance of $500,000 is not due until April 2016, which is more than twelve months from the current balance sheet date of September 30, 2014.

Year-to-date net cash used in operating activities of $6.4 million consists of net cash used in operations of $2.3 million and net cash used of $4.1 million in changes in operating assets and liabilities. We expect net cash used in operations during the remainder of 2014 to decrease as:

1)	The Company received approximately $17.3 million in April 2014, after deducting the underwriting discounts and commissions, in net proceeds from the sale of 3,166,666 shares in a public offering;

2)	The Company completed a $2 million private equity offering from a strategic investor in February 2014;

3)	Sysorex was awarded a $3 million contract of which $1.24 million in revenue is expected to be recognized in 2014;

4)	Lilien, Shoom and AirPatrol complement and significantly expand our current base of business and enable us to provide integrated solutions and services to both government and private organizations globally. In that light, we anticipate increases in revenues and cash flows during 2014.

Consequently, we expect that our current capital resources as of September 30, 2014, as described in the preceding paragraphs, will be sufficient to fund planned operations during the next twelve months.  We also expect that as our business expands, cash provided from operations will, over time, eliminate our working capital deficit and provide ongoing improvement in our long-term liquidity.

We have received approximately $17.3 million in equity financing in April 2014 which provided us the funding to close the AirPatrol Corporation acquisition and we may seek future equity financing to provide us with the capital necessary to continue pursuing the acquisition and expansion strategy that we launched with the acquisition of Lilien in March 2013 and, if necessary, to provide working capital to our current operations.

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

Liquidity and Capital Resources - Bridge Bank Financing Agreement

On March 15, 2013 Sysorex Government Services, Inc. and Lilien Systems entered into a Business Finance Agreement (the “Agreement”) as co-borrowers (the “Borrowers”) with Bridge Bank, NA (the “Bank”) pursuant to which the Borrowers obtained a revolving line of credit for up to $5 million with a maturity date of March 15, 2015. The Agreement was amended on August 29, 2013 (the “First Amendment”) to increase the credit limit to $6 million, and amend the asset coverage ratio to not less than (i) 1.0 to 1.0, tested as at the end of each month, commencing with the month ended July 31, 2013, and (ii) 1.4 to 1.0, tested as at the end of each month, commencing with the month ending September 30, 2013 and the performance-to-plan covenant was amended to state that the combined revenues and net income are not to deviate by more than 20% or $100,000 from the projections of combined revenues and net income approved by Borrowers’ boards of directors with respect to the rolling three month period ended on the date of determination, tested as at June 30, 2013, September 30, 2013, and the end of each month thereafter, commencing with the month ending October 31, 2013.

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

In addition, concurrent with the First Amendment, the Company entered into a term loan for $750,000 which accrues interest at the greater of 5.25% or the Bank’s prime rate plus 2% and matures on August 27, 2016.  The Company is obligated to make payments of approximately $42,000 on the first day of each month commencing on April 1, 2014 until the loan amount is paid in full.

The Bank also received (i) warrants to purchase 83,334 (166,667 pre-split) shares of common stock exercisable at $0.90 ($0.45 pre-split) per share in connection with the Agreement on March 20, 2013, and (ii) warrants to purchase 56,250 (112,500 pre-split) shares of common stock exercisable at $2.40 ($1.20 pre-split) per share in connection with the First Amendment on August 29, 2013.

On May 13, 2014 the Company entered into Amendment 2 to the Agreement in connection with the Company’s acquisition of AirPatrol effective as of April 16, 2014. Amendment 2 extended the revolving advances maturity date to April 16, 2016, defined the “Term Advance Maturity Date” as August 27, 2015, approved the acquisition of AirPatrol Corporation and waived any defaults by the Company of the Performance to Plan covenant since August 29, 2013 through the date of Amendment 2.

As of September 30, 2014, the principal amount outstanding under the Agreement was $4.5 million and an additional $500,000 is outstanding under a term loan.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our Chief Executive Officer (CEO), who is our principal executive officer and our Chief Financial Officer (CFO), who is our principal financial officer, as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Common Stock

On July 10, 2014 the Company issued 30,000 shares of common stock under the terms of a consulting services agreement which were fully vested upon date of grant and reflected total consideration of approximately $87,000.

On August 1, 2014 the Company issued 7,895 shares of common stock under the terms of a consulting services agreement which were fully vested upon date of grant and reflected total consideration of approximately $320,000.

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

The Company paid an aggregate of $1.7 million to the underwriters in connection with respect to the sale of the Shares. An additional $70,000 was also paid to the underwriters by the Selling Shareholder in connection with the sale of the Selling Shareholder Shares.  The Company incurred approximately $689,000 of other expenses in connection with the issuance and distribution of the securities registered to include legal, accounting, and printing as of September 30, 2014, the ending date of the reporting period.

Of the approximately $17.3 million received by the Company from the offer and sale of the Shares, approximately $8.5 million was utilized in the acquisition of AirPatrol, which amount was allocated at closing to and among certain AirPatrol creditors, payees and holders of AirPatrol’s issued and outstanding capital stock. At September 30, 2014 the Company has used an additional $3.3 million for the operations of AirPatrol, $741,000 to pay notes payable and other liabilities, $1.9 million for legal, accounting, professional fees and road show costs related to the acquisition and other operations, $992,000 to pay down the revolving credit line, and $900,000 loaned to a third party pursuant to a promissory note.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosure.

Not applicable.

Item 5.  Other Information.

Item 6.  Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1(i)	Articles of Incorporation. (1)
3.1(ii)	Certificate of Amendment to the Articles of Incorporation, effective April 8, 2014. (2)
3.2	Bylaws. (1)
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.*
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.*
32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Press Release announcing 2014 Third Quarter Financial Results issued on November 13, 2014*

101.INS	XBRL Instant Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

10.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-190574) filed with the SEC on August 12, 2013.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSOREX GLOBAL HOLDINGS CORP.

Dated: November 13, 2014	By:	/s/ Nadir Ali
Nadir Ali Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ William W. Frederick
William W. Frederick Chief Financial Officer
(Principal Financial and Accounting Officer)

