Form 10-K
period 2014-12-31
Sysorex Global Holdings Corp.
filed 2015-03-27
CIK 1529113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number 001-36404

SYSOREX GLOBAL HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

NEVADA	88-0434915
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2479 E. Bayshore Road

Suite 195

Palo Alto, CA 94303

(Address of principal executive offices)

(Zip Code)

(408) 702-2167

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which each is registered
Common Stock, par value $.0001	NASDAQ Capital Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 30, 2014, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sale price of the common equity was $48,068,706.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 18, 2015, the issuer has 19,791,407 shares of common stock, par value $.0001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2014.

SYSOREX GLOBAL HOLDINGS CORP.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION

CONTAINED IN THIS REPORT

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may,” or other similar expressions in this report. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of anticipated products; and projected expenses and financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	our limited cash and our history of losses;

●	our ability to achieve profitability;

●	our limited operating history;

●	emerging competition and rapidly advancing technology in our industry that may outpace our technology;

●	customer demand for the products and services we develop;

●	the impact of competitive or alternative products, technologies and pricing;

●	our ability to manufacture any products we develop;

●	general economic conditions and events and the impact they may have on us and our potential customers;

●	our ability to obtain adequate financing in the future;

●	our ability to continue as a going concern;

●	our success at managing the risks involved in the foregoing items; and

●	other factors discussed in this report.

The forward-looking statements are based upon management’s beliefs and assumptions and are made as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements included in this report. You should not place undue reliance on these forward-looking statements.

PART I

ITEM 1: BUSINESS

(Unless otherwise stated or the context otherwise requires, the terms “Sysorex” “we,” “us,” “our” and the “Company” refers collectively to Sysorex Global Holdings Corp. and its wholly-owned subsidiaries.)

Introduction

Sysorex provides data analytics and location based solutions and services to commercial and government customers worldwide. We have developed a new kind of discovery platform that blends data from traditional software and network systems with the growing universe of mobile and Internet-connected things. In doing so we have created a high velocity, secure and scalable platform that we believe allows our customers to evaluate their most complex business issues, and compete successfully in their respective markets. Our analytics products provide turnkey vertical solutions from ETL (extract, transfer, load) to BI (business intelligence) to the final visualization of the data. These solutions are available on-premise or in the Cloud.

Our data analytics products integrate with our AirPatrol product line, which includes technology for enterprises, government agencies, developers, and services providers aimed at improving mobile security, improving information access and boosting application engagement by adding location-based delivery and management by collecting data from any wireless device in close proximity (Cellular, WiFi, BLE, RFID, etc.) and extending to any connected device in the Internet of Things (IoT) landscape. We believe our products can deliver critical information at the right time based on our integrated solutions allowing us to uniquely blend the real world and the digital world. We believe our AirPatrol product line is also well positioned for the Cyber Security market as a mobile device management and detection technology solution. We believe our location accuracy of less than 10-feet and ability to capture all RF frequencies is unmatched. Detecting rogue devices that could be a security threat to an enterprise or government agency and then providing accurate location of that device is an important security application for our customers. Our AirPatrol product line has two patents and several others pending worldwide.

Sysorex also provides supporting products and services including enterprise computing and storage, virtualization, business continuity, data migration; custom application development, networking and information technology business consulting services. These allow Sysorex to offer turnkey solutions when requested by customers.

Corporate Strategy

Management is focused on transforming Sysorex from its legacy systems integration business to a data analytics products business providing turnkey solutions from collection of data to delivering insights from that data to our customers.  We have successfully acquired certain technology/IP related to the IT industry and may complete additional strategic acquisitions in the future to expand our products and services. Management believes acquiring products/IP will add value to the Company and may allow us to command a higher market valuation or sales price should there be a sale or a spinoff. We are seeking opportunities with the following profiles:

●	Innovative and commercially proven technologies primarily in Big Data analytics, cyber-security, IoT, Cloud and mobile/bring your own device (“BYOD”).

●	Companies with proven technologies that are complementary to the Company’s overall strategy. We are looking at companies primarily in the United States. However, we may expand our search into other geographies such as India, Europe and beyond, if there are significant strategic and financial reasons to do so.

An important element of our mergers and acquisitions strategy is to acquire companies with complementary capabilities/technologies and an established customer base in each of the above categories.  We believe that the customer base of each potential acquisition will also present an opportunity to cross-sell our existing solutions.

We intend to acquire these innovative technologies and established, reputable IT services companies, using restricted common stock, cash and debt financing in combinations appropriate for each potential acquisition.

Industry Overview

Worldwide Big Data software market is estimated to grow to $4.6 billion in 2015, representing a compound annual growth rate (“CAGR”) of 34% (Source: IDC)

Big Data services market can be expected to grow at a CAGR of 40% from $1.2 billion in 2010 to $6.5 billion in 2015 (Source: IDC)

Big Data Analytics market is expected to grow to about $13.9 billion by 2017, at a CAGR of 54.9% from 2012 to 2017 (Source: cloudtimes.org/2013/06/25/hadoop-as-a-service-market-growing/)

Big Data technology and services market will grow at a CAGR of 31.7% (Source: http://www.idc.com/prodserv/FourPillars/bigData/index.jsp)

The Internet of Things is a Massive Disruptive Force. Growth in “Connected” Devices Leading to Explosive Growth in Data – 20 billion devices growing to 50 billion by 2020-Royal Bank of Canada.

The mobile security client revenue for smartphones is predicted to grow to $1.9 billion by 2015, an estimated CAGR of 36% (Source: Mobile Security 2011 – 2015 Forecast and Analysis, IDC #227360, March 2011)

Worldwide Cybersecurity market estimated at $63.7 billion in 2012 and is projected to grow at an 11.3% CAGR to $120.1 billion by 2017 (Source: Global Cyber Security Market 2013 – 2023, ASD Media Reports)

According to industry sources, Cloud based business analytics and business intelligence is expected to grow from $5.2 billion in 2013 to $16.52 billion in 2018 a 25.8% CAGR (Source: PRWeb Article - Cloud Analytics Market is Growing at an Estimated CAGR of 25.8% & to Reach $16.52 Billion by 2018 - New Report by Markets and Markets April 2, 2013.)

The U.S. Government spends approximately $80 billion in IT annually and this level of spending is expected to continue at a 3% compound annual growth rate (CAGR), compared with 6% historically in the first decade of the 21st Century (Source: Market Research Media - U.S. Federal IT Market Forecast 2013-2018).

Corporate Structure

Sysorex has five operating subsidiaries:  (i) Sysorex Federal, Inc. (100% ownership) and its wholly owned subsidiary Sysorex Government Services, Inc. based in Herndon, Virginia, which focuses on the U.S. Federal Government market; (ii) Lilien Systems (100% ownership) based in Larkspur, California; (iii) Shoom, Inc. (100% ownership) based in Encino, California, (iv) AirPatrol Corporation (100% ownership) based in Maple Lawn Maryland, and (v) Sysorex Arabia LLC (50.2% ownership) based in Riyadh, Saudi Arabia.

Mr. Nadir Ali is the Chief Executive Officer (“CEO”) of Sysorex and the subsidiaries except for AirPatrol where he is the sole Director. Mr. Cleve Adams is the CEO of the AirPatrol subsidiary.  Future acquisitions may be operated as separate business units or merged into one of the existing subsidiaries depending on its business focus. Although the subsidiaries are separate legal entities, the Company is structured by function and organized to operate in an integrated fashion as one business.

Effective March 1, 2013, the Company acquired Lilien Systems (“Lilien” and the “Lilien Acquisition”) based in Larkspur, California, an information technology company, which significantly expanded the Company’s operations providing it a Big Data analytics platform and enterprise infrastructure capabilities. Lilien delivers right-fit information technology solutions that help organizations reach their next level of business advantage. Lilien brings unsurpassed commitment, a highly qualified and educated staff of data scientists and computer engineers, premier technology certifications, key manufacturer partnerships, and business vision to its solutions in enterprise computing and storage, virtualization, business continuity, networking and IT business consulting.  Lilien Systems currently serves approximately 700 commercial businesses in California, Oregon, Washington and Hawaii with its approximately 55 employees as of December 31, 2014.

Effective August 31, 2013, the Company acquired Shoom, Inc. (“Shoom”) based in Encino, California, a provider of Cloud based data analytics and enterprise solutions to the media, publishing and entertainment industries.

Management believes based on its knowledge of the industry that Shoom is a leading provider of Cloud based data analytics and enterprise solutions to the media, publishing and entertainment industries with over 700 active publications in North America. Shoom specializes in providing comprehensive and integrated Internet/intranet based information services and electronic delivery systems to its expanding client base around the world.  Shoom has been in business for over 10 years and providing its Cloud solutions for over 4 years.

Effective April 18, 2014, the Company acquired 100% of the capital stock of AirPatrol Corporation (“AirPatrol”), a company in the mobile cyber-security and location-based services space with leading-edge solutions and proprietary intellectual property. AirPatrol develops indoor device locationing, monitoring and management technologies for mobile devices operating on WiFi, cellular and wideband RF networks. AirPatrol has two product lines ZoneDefense and ZoneAware.

AirPatrol’s products and technologies deliver solutions to address an exploding global location-based mobile security and services (LBS) market estimated to be more than $8.12 billion in 2014 and $39.8 billion by 2019, growing at 37.5% (marketandmarket.com, 2014). It also serves as a location-based services, sales and marketing system. In these cases, the security platform connects to third party apps on a user’s mobile device that provide functions such as location-based offers, discounts and suggestive selling, VIP service functions (for hotels, resorts, casinos, etc.), and location-based information delivery such as mobile-based guided tours of historic sites, points of interest and museums, shopping center maps, building floor plans and so on. AirPatrol was awarded two patents in 2014 and has 13 patents currently pending world-wide in the areas of context-aware policy management, RF detection, cellular monitoring, end node network applications for mobile devices and related technologies. Customers for the products are big box retailers, healthcare facilities, property managers (malls, shopping centers, etc.), hotels and resorts, gaming operators and government agencies. These products require no app installation for anonymous collection of behavioral data such as traffic flow, entry and exit patterns, length of stay and other business intelligence and analytics functions.

Corporate History

The Company was formed in Nevada in April 1999, under the name Liquidation Bid, Inc.  It changed its name to Softlead, Inc. on September 9, 2003.

On March 2, 2011 by a majority vote of shareholders at a special meeting, the Company elected to change its name to Sysorex Global Holdings Corp.; effect a 1-for-20 reverse split of its stock; and acquire the Sysorex operational businesses. On June 2, 2011, the Company effected a 1-for-20 reverse split and changed its name to Sysorex Global Holdings Corp.

On July 29, 2011, the Company acquired all of the stock of the U.S. Federal Government business of Sysorex (Sysorex Federal, Inc. and its subsidiary Sysorex Government Services, Inc.) and 50.2% of the stock of the operating unit of Sysorex engaged in Saudi Arabian Government contracts (Sysorex Arabia, LLC). The acquisition was based on a share exchange, with Sysorex shareholders being issued 14,600,000 restricted common shares of the Company in exchange for stock of the three operating entities.

The Company recapitalized itself by amending its Articles of Incorporation on August 3, 2011 and increased its authorized common stock to 30,000,000 common shares, with a par value $0.001 per share. On September 1, 2011, the Board of Directors and the majority shareholders authorized the increase of the authorized shares from 30,000,000 to 40,000,000; however, the filing of the Amendment to the Articles of Incorporation was not filed with the State of Nevada until April, 2012.

On March 20, 2013, the Company completed the acquisition of the assets of Lilien LLC for an aggregate purchase price of $9,000,000 in accordance with the terms and conditions of an Asset Purchase and Merger Agreement (the “APMA”), effective March 1, 2013.  The purchase price consisted of $3,000,000 in cash and 3,000,000 shares of restricted common stock of Sysorex deemed to have a fair value of $6,000,000, or $2.00 per share, issued to the members of Lilien, LLC (the “Former Lilien Members”) in exchange for all of the outstanding capital stock of Lilien Systems, Inc.  The cash consideration of $3,000,000 was obtained by the Company under a credit facility entered into for the purpose of completing the acquisition.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, the Company contingently guaranteed (the “Guaranty”) to the Former Lilien Members the net sales price of $2.00 per share (as adjusted) for a two year period following the closing, provided the Lilien Stockholders complied with the terms and conditions of the lock-up agreement.  At the end of the two-year Guaranty period, the Former Lilien Members shall have an option within ten days after the Guaranty period to put all, but not less than all, of their unsold shares to the Company, for the price of $2.00 per unsold share.  As of the date of this filing the Company has not received any indication the Former Lilien Members intend to exercise this option. Notwithstanding the foregoing, in the event the gross profit for calendar 2013 and 2014, attributable to the Lilien business is more than 20% below what was forecasted to the Company the Guaranty will be proportionately reduced. The gross profit was not more than 20% below what was forecasted for those periods so a reduction will not occur.

Under the APMA, the Former Lilien Members were entitled to any excess cash above $1,000,000, provided both Lilien’s net worth immediately preceding the closing was greater than $1,000,000 and its net worth less excess cash of at least $1,000,000 was greater than $1,000,000.  As a result of a post-closing adjustment, Lilien’s net worth was less than $1,000,000 and the former Lilien Members refunded $153,000 to the Company, subject to further adjustment. The refund was subsequently adjusted to $38,750 and settled.

Effective upon the completion of the Lilien Acquisition, Geoffrey Lilien, Bret Osborn and Dhruv Gulati were elected to the Company’s then existing Board of Directors of three persons. Mr. Osborn and Mr. Gulati subsequently resigned as directors; however, they currently serve as the President and Executive Vice President, respectively, of Lilien.

Effective August 23, 2013, the Board of Directors and the majority shareholders authorized the increase of the authorized common shares from 40,000,000 to 50,000,000.

Effective August 31, 2013, the Company acquired 100% of the stock of Shoom Inc. Pursuant to an Agreement and Plan of Merger dated as of August 31, 2013, a wholly owned subsidiary of Sysorex was merged with and into Shoom which continued its existence as a wholly-owned subsidiary of Sysorex. Sysorex issued approximately 1,381,000 shares of its common stock to the former shareholders of Shoom, plus their pro rata share of $2,500,000 cash consideration, subject to adjustment based on the Net Worth (as defined in the Agreement of Plan and Merger) of Shoom as of August 31, 2013 compared with $6,038,020, the net worth of Shoom on July 31, 2013. Of this amount, approximately 250,000 shares of Sysorex common stock, plus approximately $500,000 of the cash consideration is being held in escrow for the benefit of the former Shoom stockholders, pro rata, for one year as security to satisfy any claim for indemnity claims, other than tax matters for which there is a seven-year escrow. All of the Company’s 1,381,000 shares issued in the Shoom Acquisition were restricted and subject to lock-up agreements for a six-month period which ended on October 8, 2014. In addition, the Company issued stock options to Shoom employees to purchase an aggregate of 100,000 shares of Sysorex common stock. William Freschi (CEO/CFO), Dan Cole (President/COO), Michael Lynch (Executive VP/GM) and Sharon Ryoji (Senior VP Customer Services) each entered into employment agreements with Shoom upon the completion of the acquisition.

On April 8, 2014, the Company effected a one-for-two reverse split of the Company’s Common Stock, with no reduction in authorized capital.

On April 9, 2014, the Company consummated its initial public offering of 3,166,666 shares of common stock, which raised net proceeds of approximately $17.7 million, after deducting the underwriting discounts and commissions.  Simultaneously the Company listed its common stock for trading on the Nasdaq Capital Market.

Effective April 18, 2014, the Company acquired 100% of the stock of AirPatrol Corporation, a company in the  mobile cyber-security and location-based services space with leading-edge solutions and proprietary intellectual property, in accordance with the terms and conditions of an Agreement and Plan of Merger (the “Merger Agreement”), dated December 20, 2013, as amended on February 28, 2014 for an aggregate purchase price equal to (a) $10,000,000 in cash, subject to certain adjustments, allocated to and among certain creditors, payees and holders of AirPatrol’s issued and outstanding capital stock and (b) 2,000,000 shares of Company common stock, of which 800,000 is held in escrow for one year, as security to satisfy any indemnity claims that may be owed by the AirPatrol shareholders to the Company (the “Merger Consideration”). The Merger Consideration included an earnout, half of the value of which shall be in stock and the other half in cash (unless otherwise agreed or required pursuant to the Merger Agreement) payable to the shareholders of AirPatrol in 2015 in accordance with the following formula: if for the five quarter period ending March 31, 2015, AirPatrol Net Income (as defined in the Merger Agreement) meets or exceeds $3,500,000, the Company shall pay to the AirPatrol shareholders an earnout payment equal to (i) AirPatrol Net Income, divided by $5,000,000, times (ii) $10,000,000, provided that the total earnout payment shall not exceed $10,000,000.

On April 18, 2014, the Company consummated the AirPatrol Acquisition, and on the closing date paid adjusted Merger Consideration of $8,466,258 in cash, and 2,642,808 shares of common stock (800,000 shares of which were deposited into a holdback escrow for indemnity purposes).

On May 30, 2014 the Company and AirPatrol entered into a Waiver and Amendment No. 3 to the Agreement and Plan of Merger (this “Waiver and Amendment”) which was a post-closing waiver and amendment to the Merger Agreement.  The fees of Shareholder Representative Services LLC (the “Representative”) were inadvertently not paid by AirPatrol, and not reflected as an AirPatrol merger expense at the time of closing.  Upon execution and delivery of the Waiver Amendment, the Company paid $37,500, representing the total amount of the engagement fee owed to the Representative.

Sysorex Products and Services

●	Big Data Analytics Platform — is an advanced solution for aggregating and mining multi-terabyte Big Data sets in real time for instant insights. Cloud-based so there’s nothing to install and fully scalable to meet even the most demanding business requirements. Sysorex Quick Start analytics modules are available for a variety of industry verticals and applications.

●	Data Science and Advanced Analytics Consulting Services — are backed by our data science and analytics team that develops data driven solutions for the most complex challenges. Our team’s extensive experience and unique strategies allow it to leverage Big Data in new ways to uncover hidden insights and create new business opportunities.

●	AirPatrol ZoneDefense - a mobile security and detection product that locates devices operating within a monitored area, determines their compliance with network security policies for that zone, and then can trigger policy modification of device apps and/or features - either directly or via third party mobile device, application and network management tools.

●	AirPatrol ZoneAware - a commercial product for enabling location and/or context-based marketing services and information delivery to mobile devices based on zones as small as 10 feet or as large as a square mile. The monitored areas may include a building, a campus, a mall, and outdoor regions like a downtown. Unlike other mobile locationing technologies, AirPatrol technologies use passive sensors that work over both cellular and WiFi networks and offer device locationing and zone-based app and information delivery accurate to within 10 feet. Additionally, unlike geo-fencing systems, AirPatrol technologies are capable of simultaneously enabling different policies and delivering different apps or information to multiple devices within the same zone based on contexts such as the type of device, the device user and time of day.

●	Shoom Product Line (eTearsheets; eInvoice, AdDelivery, ePaper) - the Shoom products are Cloud based applications and analytics for the Media & Publishing industry. These products also generate critical data analytics for its customers.

●	Enterprise Infrastructure Solutions and Services — help organizations tackle challenges and accelerate business goals by implementing best of breed technology solutions. Sysorex believes its deep expertise in a broad range of infrastructure solutions, from storage and Big Data solutions to converged infrastructure and cyber security, delivers impactful results for its clients.

●	Managed Services — allow businesses to operate more efficiently and cost effectively by offloading mission critical IT operations to Sysorex Managed Services. With a state of the art data center and 24-7 monitoring, management and problem resolution, our Managed Services eliminate the downtime, lost productivity and expense associated with traditional IT infrastructure maintenance and management.

●	Data Migration Services — assist with migrating a small volume of data from an aging system to a modern one, or moving petabytes of data distributed around the globe into the Cloud. Using industry leading technologies and proven processes, we believe Sysorex can assess and complete even the most complex data migration quickly and affordably with no disruption to business operations.

●	IT Services — from enterprise architecture design to custom application development, Sysorex offers a full scope of information technology development and implementation services. With expertise in a broad range of IT practices including project design and management, systems integration, outsourcing, independent validation and verification, cyber security and more.

Market Size

Worldwide, companies and organizations are expected to spend a combined $3.8 trillion on hardware, software, IT services and telecommunications in 2014 with an approximate 3.1% growth rate over the next five years (Source: Gartner, Inc. January 2014 Forecast.)

Worldwide Big Data software market estimated to grow to $4.6 billion in 2015, representing a CAGR of 34% (Source: IDC)

Big Data services market can be expected to grow at a CAGR of 40% from $1.2 billion in 2010 to $6.5 billion in 2015 (Source: IDC)

Big Data Analytics market is expected to grow to about $13.9 billion by 2017, at a CAGR of 54.9% from 2012 to 2017 (Source: cloudtimes.org/2013/06/25/hadoop-as-a-service-market-growing/)

Big Data technology and services market will grow at a 31.7% compound annual growth rate (CAGR) (Source: http://www.idc.com/prodserv/FourPillars/bigData/index.jsp)

The Internet of Things is a Massive Disruptive Force. Growth in “Connected” Devices Leading to Explosive Growth in Data – 20 billion devices growing to 50 billion by 2020- Royal Bank of Canada.

The mobile security client revenue for smartphones is predicted to grow to $1.9 billion by 2015, an estimated CAGR of 36% (Source: Mobile Security 2011 – 2015 Forecast and Analysis, IDC #227360, March 2011)

Worldwide Cybersecurity market estimated at $63.7 billion in 2012 and is projected to grow at an 11.3% CAGR to $120.1 billion by 2017 (Source: Global Cyber Security Market 2013 – 2023, ASD Media Reports)

According to industry sources, Cloud based business analytics and business intelligence is expected to grow to $16.52 billion in 2018 a 25.8% CAGR (Source: PRWeb Article - Cloud Analytics Market is Growing at an Estimated CAGR of 25.8% & to Reach $16.52 Billion by 2018 - New Report by Markets and Markets April 2, 2013.)

Government IT Services and Solutions Market

The U.S. government spends approximately $80 billion on IT annually.  This spending is expected to continue at a 3% growth rate vs. 6% historically because of the government’s budget challenges.  (Source: Market Research Media - U.S. Federal IT Market Forecast 2013-2018.) Security of all forms, especially cyber-security, are significant growth areas (Source: Market Research Media - U.S. Federal Cyber Security Market Forecast 2013-2018 and Sysorex intends to increase its role in this sector.  Sysorex Government Services, Inc. (“SGS”) is servicing U.S. Government customers in both civilian and defense agencies. SGS provides a variety of IT solutions and services (custom application development, project management, systems integration, etc.) through its various government contract vehicles including our GSA Schedule, SPAWAR, TEIS-III, SITE, and others. SGS serves as a prime and subcontractor depending on the contract. SGS is also well positioned to win foreign military sales contracts leveraging the Sysorex Group presence overseas.

Through SGS, the Company enters into various types of contracts with our customers, such as Indefinite Delivery Indefinite Quantity (IDIQ), Cost-Plus-Fixed-Fee (CPFF) Level of Effort (LOE), Cost-Plus-Fixed-Fee (CPFF) Completion, Cost-reimbursement (CR), Firm-Fixed-Price (FFP), Fixed-Price Incentive (FPI) and Time-and-materials (T&M).

IDIQ contracts provide for an indefinite quantity of services or stated limits of supplies for a fixed period. They are used when the customer cannot determine, above a specified minimum, the precise quantities of supplies or services that the government will require during the contract period. IDIQs help streamline the contract process and speed service delivery. IDIQ contracts are most often used for service contracts and architect-engineering services. Awards are usually for base years and option years. The customer places delivery orders (for supplies) or task orders (for services) against a basic contract for individual requirements. Minimum and maximum quantity limits are specified in the basic contract as either a number of units (for supplies) or as dollar values (for services).

CPFF LOE contracts will be issued when the scope of work is defined in general terms requiring only that the contractor devote a specified LOE for a stated time period.  A CPFF completion contract will be issued when the scope of work defines a definite goal or target which leads to an end product deliverable (e.g., a final report of research accomplishing the goal or target).

CR contracts provide for payment of allowable incurred costs, to the extent prescribed in the contract. These contracts establish an estimate of total cost for the purpose of obligating funds and establishing a ceiling that the contractor may not exceed (except at its own risk) without the approval of the contracting officer and are suitable for use only when uncertainties involved in contract performance do not permit costs to be estimated with sufficient accuracy to use any type of fixed-price contract.

FFP contracts will be issued when acquiring supplies or services on the basis of definite or detailed specifications and fair and reasonable prices can be established at the outset.

FPI target delivery contracts will be issued when acquiring supplies or services on the basis of reasonably definite or detailed specifications and cost can be reasonably predicted at the outset wherein the cost risk will be shared. A firm target cost, target profit, and profit adjustment formula will be negotiated to provide a fair and reasonable incentive and a ceiling that provides for the contractor to assume an appropriate share of the risk.

T&M contracts provide for acquiring supplies or services on the basis of (1) direct labor hours at specified fixed hourly rates that include wages, overhead, general and administrative expenses, and profit; and (2) actual cost for materials.   A customer may use this contract when it is not possible at the time of placing the contract to estimate accurately the extent or duration of the work or to anticipate costs with any reasonable degree of confidence.

Sales and Marketing

Sysorex utilizes direct marketing through approximately 50 outside and inside sales representatives, who are compensated with a base salary and commission. Sysorex utilizes webinars, conferences, tradeshows and other direct and indirect marketing activities to generate demand for its products and services. Sysorex also has extensive relationships with channel partners to directly engage with customers and to perform the installation services. Sysorex trains its partners and has its own channel/partner managers to support and augment partners as needed.

Sysorex has built a core competency in bidding on government requests for proposals. It utilizes its internal bid and proposal team as well as consultants to prepare the proposal responses for Government clients. Sysorex also uses business development, sales and account management employees or consultants and expects to increase these departments as the Company grows.

Customers

Sysorex has over worked with over 1,000 customers company-wide since inception. These customers including federal and international government agencies to enterprise customers in retail, manufacturing, life sciences, bio-tech, high-tech, agriculture, financial services, state and local government, utilities, media & entertainment, telecom and many other verticals. A partial list of recent customers include:

-	Healthnet
-	Gilead Sciences
-	Dow Jones Local Media Group
-	Gannett
-	RockStar Games
-	Hewelett Packard
-	Evault
-	Hawaii Electric
-	Hearst Corporation
-	L-3
-	U.S. Army
-	U.S. Navy
-	Ceasers Interactive

Competition

Sysorex faces competition from different companies, both small and large, for different parts of its business. The management team at Sysorex has 30 plus years of experience in these areas and knows how to compete against start-ups as well as larger businesses. In the Big Data analytics space, these competitors and sometimes partners could include, HP, IBM, Splunk, Fusion Storm, Global Inc., Bear Data, LLC.

Our AirPatrol products compete with WiFi based detection companies such as Aruba and Cisco. However, these companies have decided to partner with AirPatrol as they can only do WiFi detection and their accuracy is approximately 50-60 feet. They have partnered with AirPatrol because if offers WiFi, cellular, RFID, blue-tooth, etc. and is sub-10-feet in location accuracy.  Mobile device management companies like AirWatch, Mobile Iron and Good Technology have also integrated with AirPatrol instead of developing competing products. MerlinOne and PressTeligence have part of our Shoom products functionality but usually only provide information for the specific customer and not for their competitors or for the industry.

In our government services sector there are large systems integrators and defense contractors as well as small businesses, 8a, Women-owned, Veteran Disabled, Alaskan Native, etc. Some of these competitors include global defense and IT service companies including IBM Global Services, LogicaCMG, CSC, ATOS Origins, Northrop Grumman, Raytheon IT Services and SAIC.

This complex landscape of domestic and multi-national services companies creates a challenging environment. However, Sysorex has a successful history and brand that it believes it can leverage. Our strategy is to be a global services provider with a focus in two high growth markets cyber-security and data analytics.

Intellectual Property

The Company currently does not have any legally filed trademarks for the names Sysorex. The Company owns trademarks relating to products and services of AirPatrol Corporation, in addition to two patents and thirteen pending patents world-wide. The awarded patents were issued September 16, 2014 and September 23, 2014 and are for approximately 22 years and 21 years, respectively. Sysorex is investigating a trademark for its name and is actively seeking future acquisitions, which may involve the acquisition of intellectual property.  Management believes that use of the Company’s intellectual property does not infringe upon any rights held by other parties.

Employees

As of March 24, 2015, Sysorex had approximately 126 employees, including 5 part-time employees. This includes 9 officers, 50 sales and marketing people, 51 technical/engineering people and 16 finance & administration persons.

Emerging Growth Company

As a company with less than $1.0 billion in revenue during our most recently completed fiscal year, we qualify as an “emerging growth company” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable, in general, to public companies that are not emerging growth companies. These provisions include:

●	Reduced disclosure about our executive compensation arrangements;

●	No non-binding shareholder advisory votes on executive compensation or golden parachute arrangements;

●	Exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting; and

Reduced disclosure of financial information in this report, limited to two years of audited financial information and two years of selected financial information.

As a smaller reporting company, each of the foregoing exemptions is currently available to us. We may take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.0 billion in annual revenues as of the end of a fiscal year, if we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission, or if we issue more than $1.0 billion of non-convertible debt over a three-year-period.

The JOBS Act permits an emerging growth company to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We are choosing to “opt out” of this provision.  Therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Corporate Information

Our principal executive offices are located at 2479 E. Bayshore Road, Suite 195, Palo Alto, CA 94303, and our telephone number is (408) 702-2167. Our subsidiaries maintain offices in Herndon Virginia, Larkspur California, Honolulu Hawaii, Bellevue Washington, Beaverton Oregon, Carlsbad California, Encino California, Maple Lawn Maryland and Coquitlam, British Columbia.  Our Internet website is www.sysorex.com.  The information on, or that can be accessed through, our website is not part of this report, and you should not rely on any such information in making any investment decision relating to our common stock.

ITEM 1A: RISK FACTORS

We are subject to various risks that may materially harm our business, prospects, financial condition and results of operations. An investment in our common stock is speculative and involves a high degree of risk. In evaluating an investment in shares of our common stock, you should carefully consider the risks described below, together with the other information included in this report.

The risks described below are not the only risks we face. If any of the events described in the following risk factors actually occurs, or if additional risks and uncertainties later materialize, that are not presently known to us or that we currently deem immaterial, then our business, prospects, results of operations and financial condition could be materially adversely affected. In that event, the trading price of our common stock could decline, and investors in our common stock may lose all or part of their investment in our shares. The risks discussed below include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

Risks Related to Our Consolidated Operations

Since we have only recently completed several acquisitions since 2013, including Lilien Systems, Shoom and AirPatrol, it may be difficult for potential investors to evaluate our future consolidated business.

We completed the Lilien Acquisition on March 20, 2013, the Shoom Acquisition on September 6, 2013 and the AirPatrol Acquisition on April 16, 2014. Our limited combined operating history makes it difficult for potential investors to evaluate our business or prospective operations or the merits of an investment in our securities. We are subject to the risks inherent in the financing, expenditures, complications and delays characteristic of a newly combined business. These risks are described below under the risk factor titled “Any future acquisitions that we may make could disrupt our business, cause dilution to our stockholders and harm our business, financial condition or operating results.” In addition, while the former members of Lilien, and the shareholders of Shoom and AirPatrol have indemnified the Company from any undisclosed liabilities there may not be adequate resources to cover such indemnity. Furthermore, there are risks that the vendors, suppliers and customers of these acquired entities may not renew their relationships for which there is no indemnification. Accordingly, our business and success faces risks from uncertainties inherent to developing companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

Our ability to successfully execute our business plan may require additional debt or equity financing, which may otherwise not be available on reasonable terms or at all.

As of December 31, 2014, we had $3.2 million of cash on hand.  On March 20, 2013, we entered into a revolving credit line for up to $5,000,000 from Bridge Bank, N.A. which was increased to $6,000,000 with a $750,000 term loan on August 29, 2013.  As of December 31, 2014, the Company owed $3.9 million under its revolving credit line which matures April 16, 2016 and $375,000 under the term loan which matures August 27, 2015.  According to our business plan we may need additional debt or equity financing. Future financings through equity offerings by us will be dilutive to existing stockholders.  Also, the terms of securities we may issue in future capital transactions may be more favorable to new investors than our current investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities. We may also issue incentive awards under employee equity incentive plans, which may have additional dilutive effects.  We may also be required to recognize non-cash expenses in connection with certain securities we may issue in the future such as convertible notes and warrants, which would adversely impact our financial condition and results of operations. Our ability to obtain needed financing may be impaired by factors, including the condition of the economy and capital markets, both generally and specifically in our industry, and the fact that we are not profitable, which could impact the availability or cost of future financing. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, we may need to reduce our operations accordingly.

Failure to manage or protect growth may be detrimental to our business because our infrastructure may not be adequate for expansion.

The Lilien, Shoom and AirPatrol Acquisitions require a substantial expansion of the Company’s systems, workforce and facilities. We may fail to adequately manage our anticipated future growth. The substantial growth in our operations as a result of the Lilien, Shoom and AirPatrol Acquisitions is expected to place a significant strain on our administrative, financial and operational resources, and increase demands on our management and on our operational and administrative systems, controls and other resources.  For instance Lilien’s growth strategy includes broadening its service and product offerings, implementing an aggressive marketing plan and employing leading technologies.  There can be no assurance that our systems, procedures and controls will be adequate to support our operations as they expand.  We cannot assure you that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. As part of this growth, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employee base, and maintain close coordination among our staff. We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing staff and systems.

To the extent we acquire other businesses, we will also need to integrate and assimilate new operations, technologies and personnel.  The integration of new personnel will continue to result in some disruption to ongoing operations. The ability to effectively manage growth in a rapidly evolving market requires effective planning and management processes. We will need to continue to improve operational, financial and managerial controls, reporting systems and procedures, and will need to continue to expand, train and manage our work force.  There can be no assurance that the Company would be able to accomplish such an expansion on a timely basis. If the Company is unable to affect any required expansion and is unable to perform its contracts on a timely and satisfactory basis, its reputation and eligibility to secure additional contracts in the future could be damaged. The failure to perform could also result in contract terminations and significant liability. Any such result would adversely affect the Company’s business and financial condition.

We will need to increase the size of our organization, and we may experience difficulties in managing growth, which could hurt our financial performance.

In addition to employees hired from Lilien, Shoom, AirPatrol and any other companies which we may acquire in the future, we anticipate that we will need to expand our employee infrastructure for managerial, operational, financial and other resources at the parent company level.  Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

In order to manage our future growth, we will need to continue to improve our management, operational and financial controls and our reporting systems and procedures. All of these measures will require significant expenditures and will demand the attention of management. If we do not continue to enhance our management personnel and our operational and financial systems and controls in response to growth in our business, we could experience operating inefficiencies that could impair our competitive position and could increase our costs more than we had planned. If we are unable to manage growth effectively, our business, financial condition and operating results could be adversely affected.

Our business depends on experienced and skilled personnel, and if we are unable to attract and integrate skilled personnel, it will be more difficult for us to manage our business and complete contracts.

The success of our business depends on the skill of our personnel. Accordingly, it is critical that we maintain, and continue to build, a highly experienced management team and specialized workforce, including software programs and sales professionals. Competition for personnel, particularly those with expertise in government consulting and a security clearance, is high, and identifying candidates with the appropriate qualifications can be costly and difficult. We may not be able to hire the necessary personnel to implement our business strategy given our anticipated hiring needs, or we may need to provide higher compensation or more training to our personnel than we currently anticipate.   In addition, our ability to recruit, hire and indirectly deploy former employees of the U.S. Government is subject to complex laws and regulations, which may serve as an impediment to our ability to attract such former employees.

Our business is labor intensive and our success depends on our ability to attract, retain, train and motivate highly skilled employees, including employees who may become part of our organization in connection with our acquisitions. The increase in demand for consulting, technology integration and managed services has further increased the need for employees with specialized skills or significant experience in these areas. Our ability to expand our operations will be highly dependent on our ability to attract a sufficient number of highly skilled employees and to retain our employees and the employees of companies that we have acquired. We may not be successful in attracting and retaining enough employees to achieve our desired expansion or staffing plans. Furthermore, the industry turnover rates for these types of employees are high and we may not be successful in retaining, training or motivating our employees. Any inability to attract, retain, train and motivate employees could impair our ability to adequately manage and complete existing projects and to accept new client engagements. Such inability may also force us to increase our hiring of independent contractors, which may increase our costs and reduce our profitability on client engagements. We must also devote substantial managerial and financial resources to monitoring and managing our workforce. Our future success will depend on our ability to manage the levels and related costs of our workforce.

In the event we are unable to attract, hire and retain the requisite personnel and subcontractors, we may experience delays in completing contracts in accordance with project schedules and budgets, which may have an adverse effect on our financial results, harm our reputation and cause us to curtail our pursuit of new contracts. Further, any increase in demand for personnel may result in higher costs, causing us to exceed the budget on a contract, which in turn may have an adverse effect on our business, financial condition and operating results and harm our relationships with our customers.

We have allocated a portion of the net proceeds of our initial public offering to expand our business, in part, through future acquisitions, but we may not be able to identify or complete suitable acquisitions, which could harm our financial performance.

Acquisitions are a significant part of our growth strategy.  On April 9, 2014 we raised net proceeds of $16.6 million in our initial public offering from the sale of 3,166,666 shares.  Out of the net proceeds of our initial public offering we utilized approximately $8.5 million for the AirPatrol Acquisition.  We continually review, evaluate and consider potential investments and acquisitions.  In such evaluations, we are required to make difficult judgments regarding the value of business opportunities and the risks and cost of potential liabilities.  We plan to use acquisitions of companies or technologies to expand our project skill sets and capabilities, expand our geographic markets, add experienced management and increase our product and service offerings. Although we have identified several acquisition considerations, we may be unable to implement our growth strategy if we cannot reach agreement with acquisition targets on acceptable terms or arrange required financing for acquisitions on acceptable terms.  If we cannot make acquisitions to expand our business, our future financial performance could be harmed.  In addition, the time and effort involved in attempting to identify acquisition candidates and consummate acquisitions may divert members of our management from the operations of our company, which could also harm our business and results of operations.

Any future acquisitions that we may make could disrupt our business, cause dilution to our stockholders and harm our business, financial condition or operating results.

If we are successful in consummating acquisitions, those acquisitions could subject us to a number of risks, including, but not limited to:

●	the purchase price we pay and/or unanticipated costs could significantly deplete our cash reserves or result in dilution to our existing stockholders;

●	we may find that the acquired company or technologies do not improve our market position as planned;

●	we may have difficulty integrating the operations and personnel of the acquired company, as the combined operations will place significant demands on the Company’s management, technical, financial and other resources;

●	key personnel and customers of the acquired company may terminate their relationships with the acquired company as a result of the acquisition;

●	we may experience additional financial and accounting challenges and complexities in areas such as tax planning and financial reporting;

●	we may assume or be held liable for risks and liabilities (including environmental-related costs) as a result of our acquisitions, some of which we may not be able to discover during our due diligence investigation or adequately adjust for in our acquisition arrangements;

●	our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically or culturally diverse enterprises;

●	we may incur one-time write-offs or restructuring charges in connection with the acquisition;

●	we may acquire goodwill and other intangible assets that are subject to amortization or impairment tests, which could result in future charges to earnings; and

●	we may not be able to realize the cost savings or other financial benefits we anticipated.

We cannot assure you that we will successfully integrate Lilien, Shoom and AirPatrol or profitably manage any other acquired business. In addition, we cannot assure you that, following any acquisition, our continued business will achieve sales levels, profitability, efficiencies or synergies that justify the acquisition or that the acquisition will result in increased earnings for us in any future period. These factors could have a material adverse effect on our business, financial condition and operating results.

Insurance and contractual protections may not always cover lost revenue, increased expenses or liquidated damages payments, which could adversely affect our financial results.

Although we maintain insurance and intend to obtain warranties from suppliers, obligate subcontractors to meet certain performance levels and attempt, where feasible, to pass risks we cannot control to our customers, the proceeds of such insurance, warranties, performance guarantees or risk sharing arrangements may not be adequate to cover lost revenue, increased expenses or liquidated damages payments that may be required in the future.

If we are unable to comply with certain financial and operating restrictions in our credit facilities, we may be limited in our business activities and access to credit or may default under our credit facilities

Pursuant to our existing credit facility with Bridge Bank, N.A., all of the Company’s and our subsidiaries’ assets, other than excluded and future projects, are secured with our senior lender.  As of December 31, 2014 the Company owed approximately $3.9 million under its revolving line of credit and $375,000 under a term loan.  Provisions in our credit facilities and debt instruments impose restrictions or require prior approval on our ability, and the ability of certain of our subsidiaries to, among other things:

●	incur additional debt;

●	pay cash dividends and make distributions;

●	make certain investments and acquisitions;

●	guarantee the indebtedness of others or our subsidiaries;

●	redeem or repurchase capital stock;

●	create liens or encumbrances;

●	enter into transactions with affiliates;

●	engage in new lines of business;

●	sell, lease or transfer certain parts of our business or property;

●	incur obligations for capital expenditures;

●	issue additional capital stock of the Company or any subsidiary of the Company;

●	acquire new companies and merge or consolidate.

These agreements also contain other customary covenants, including covenants that require us to meet specified financial ratios and financial tests. We may not be able to comply with these covenants in the future. Our failure to comply with these covenants may result in the declaration of an event of default and cause us to be unable to borrow under our credit facilities and debt instruments. In addition to preventing additional borrowings under these agreements, an event of default, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under these agreements, which would require us to pay all amounts outstanding.  If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us or at all.  Our failure to repay our bank indebtedness would result in the bank foreclosing on all or a portion of our assets and force us to curtail our operations.

We may be subject to damages resulting from claims that the Company or our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

Upon completion of any acquisitions by the Company, we may be subject to claims that our acquired companies and their employees may have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of former employers or competitors.  Litigation may be necessary to defend against these claims.  Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.  If we fail in defending such claims, in addition to paying money claims, we may lose valuable intellectual property rights or personnel.  A loss of key research personnel or their work product could hamper or prevent our ability to commercialize certain products, which could severely harm our business.

The loss of our Chief Executive Officer or other key personnel may adversely affect our operations.

The Company’s success depends to a significant extent upon the operation, experience, and continued services of certain of its officers, including our CEO, as well as other key personnel. While our CEO and key personnel are employed under employment contracts, there is no assurance we will be able to retain their services. The loss of our CEO or several of the other key personnel could have an adverse effect on the Company. If our CEO or other executive officers were to leave we would face substantial difficulty in hiring a qualified successor and could experience a loss in productivity while any successor obtains the necessary training and experience. Furthermore, we do not maintain “key person” life insurance on the lives of any executive officer and their death or incapacity would have a material adverse effect on us. The competition for qualified personnel is intense, and the loss of services of certain key personnel could adversely affect our business.

Internal system or service failures could disrupt our business and impair our ability to effectively provide our services and products to our customers, which could damage our reputation and adversely affect our revenues and profitability.

Any system or service disruptions, on our hosted Cloud infrastructure or those caused by ongoing projects to improve our information technology systems and the delivery of services, if not anticipated and appropriately mitigated, could have a material adverse effect on our business including, among other things, an adverse effect on our ability to bill our customers for work performed on our contracts, collect the amounts that have been billed and produce accurate financial statements in a timely manner. We are also subject to systems failures, including network, software or hardware failures, whether caused by us, third-party service providers, cyber security threats, natural disasters, power shortages, terrorist attacks or other events, which could cause loss of data and interruptions or delays in our business, cause us to incur remediation costs, subject us to claims and damage our reputation. In addition, the failure or disruption of our communications or utilities could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption and, as a result, our future results could be adversely affected.

Customer systems failures could damage our reputation and adversely affect our revenues and profitability.

Many of the systems and networks that we develop, install and maintain for our customers on premise or host on our infrastructure involve managing and protecting personal information and information relating to national security and other sensitive government functions. While we have programs designed to comply with relevant privacy and security laws and restrictions, if a system or network that we develop, install or maintain were to fail or experience a security breach or service interruption, whether caused by us, third-party service providers, cyber security threats or other events, we may experience loss of revenue, remediation costs or face claims for damages or contract termination. Any such event could cause serious harm to our reputation and prevent us from having access to or being eligible for further work on such systems and networks. Our errors and omissions liability insurance may be inadequate to compensate us for all of the damages that we may incur and, as a result, our future results could be adversely affected.

Our financial performance could be adversely affected by decreases in spending on technology products and services by our public sector customers.

Our sales to our public sector customers are impacted by government spending policies, budget priorities and revenue levels. Although our sales to the federal government are diversified across multiple agencies and departments, they collectively accounted for approximately 13% of 2014 and 2013 net sales. An adverse change in government spending policies (including budget cuts at the federal level), budget priorities or revenue levels could cause our public sector customers to reduce their purchases or to terminate or not renew their contracts with us, which could adversely affect our business, results of operations or cash flows.

Our business could be adversely affected by the loss of certain vendor partner relationships and the availability of their products.

We purchase products for resale from vendor partners, which include OEMs, software publishers, and wholesale distributors. For the year ended December 31, 2014, approximately 80% of our revenue was from purchases from vendor partners as defined above. We are authorized by vendor partners to sell all or some of their products via direct marketing activities. Our authorization with each vendor partner is subject to specific terms and conditions regarding such things as sales channel restrictions, product return privileges, price protection policies and purchase discounts.  In the event we were to lose one of our significant vendor partners, our business could be adversely affected.

We have entered, and expect to continue to enter, into joint venture, teaming and other arrangements, and these activities involve risks and uncertainties.  A failure of any such relationship could have material adverse results on our business and results of operations.

We have entered, and expect to continue to enter, into joint venture, teaming and other arrangements. These activities involve risks and uncertainties, including the risk of the joint venture or applicable entity failing to satisfy its obligations, which may result in certain liabilities to us for guarantees and other commitments, the challenges in achieving strategic objectives and expected benefits of the business arrangement, the risk of conflicts arising between us and our partners and the difficulty of managing and resolving such conflicts, and the difficulty of managing or otherwise monitoring such business arrangements. A failure of our business relationships could have material adverse results on our business and results of operations.

Our business and operations expose us to numerous legal and regulatory requirements and any violation of these requirements could harm our business.

We are subject to numerous federal, state and foreign legal requirements on matters as diverse as data privacy and protection, employment and labor relations, immigration, taxation, anticorruption, import/export controls, trade restrictions, internal and disclosure control obligations, securities regulation and anti-competition. Compliance with diverse and changing legal requirements is costly, time-consuming and requires significant resources.  We are also focused on expanding our business in certain identified growth areas, such as health information technology, energy and environment, which are highly regulated and may expose us to increased compliance risk. Violations of one or more of these diverse legal requirements in the conduct of our business could result in significant fines and other damages, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation. Violations of these regulations or contractual obligations related to regulatory compliance in connection with the performance of customer contracts could also result in liability for significant monetary damages, fines and/or criminal prosecution, unfavorable publicity and other reputational damage, restrictions on our ability to compete for certain work and allegations by our customers that we have not performed our contractual obligations.

If we do not adequately protect our intellectual property rights, we may experience a loss of revenue and our operations may be materially harmed.

We have not registered copyrights on any of the software we have developed. We rely upon confidentiality agreements signed by our employees, consultants and third parties to protect our intellectual property. We cannot assure you that we can adequately protect our intellectual property or successfully prosecute actual or potential infringement of our intellectual property rights. Also, we cannot assure you that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve these types of conflicts to our satisfaction. Our failure to protect our intellectual property rights may result in a loss of revenue and could materially adversely affect our operations and financial condition.

Our performance and ability to compete are dependent to a significant degree on our proprietary technology. Our proprietary software is protected by common law copyright laws, as opposed to registration under copyright statutes.  Common law protection may be narrower than that which we could obtain under registered copyrights.  As a result, we may experience difficulty in enforcing our copyrights against certain third party infringements.  As part of our confidentiality-protection procedures, we generally enter into agreements with our employees and consultants and limit access to, and distribution of, our software, documentation and other proprietary information.  There can be no assurance that the steps we have taken will prevent misappropriation of our technology or that agreements entered into for that purpose will be enforceable.  The laws of other countries may afford us little or no protection of our intellectual property.  We also rely on a variety of technology that we license from third parties.  There can be no assurance that these third party technology licenses will continue to be available to us on commercially reasonable terms, if at all. The loss of or inability to maintain or obtain upgrades to any of these technology licenses could result in delays in completing software enhancements and new development until equivalent technology could be identified, licensed or developed and integrated.  Any such delays would materially and adversely affect our business.

The growth of our business is dependent on increasing sales to our existing clients and obtaining new clients, which, if unsuccessful, could limit our financial performance.

Our ability to increase revenues from existing clients by identifying additional opportunities to sell more of our products and services and our ability to obtain new clients depends on a number of factors, including our ability to offer high quality products and services at competitive prices, the strength of our competitors and the capabilities of our sales and marketing departments. If we are not able to continue to increase sales of our products and services to existing clients or to obtain new clients in the future, we may not be able to increase our revenues and could suffer a decrease in revenues as well.

Our business depends on the continued growth of the market for IT products and services, which is uncertain.

Our IT products and services solutions are designed to address the growing markets for off-premises services (including migrations, consolidations, Cloud computing and disaster recovery), technology integration services (including storage and data protection services and the implementation of virtualization solutions) and managed services (including operational support and client support). These markets are still evolving. Competing technologies and services or reductions in corporate spending may reduce the demand for our products and services.

Decreases, or slow growth, in the newspaper publishing industry may negatively impact our results from operation as it relates to our Cloud based applications and analytics for media and publishing.

The newspaper industry as a whole is experiencing challenges to maintain and grow print circulation and revenues. This results from, among other factors, increased competition from other media, particularly the growth of electronic media, and shifting preferences among some consumers to receive all or a portion of their news other than from a newspaper. The customer base for our Cloud based applications and analytics for media and publishing is focused on the newspaper publishing industry and therefore sales from this operating sector will be subject to the future of the newspaper industry.

Our competitiveness depends significantly on our ability to keep pace with the rapid changes in IT. Failure by us to anticipate and meet our clients’ technological needs could adversely affect our competitiveness and growth prospects.

We operate and compete in an industry characterized by rapid technological innovation, changing client needs, evolving industry standards and frequent introductions of new products, product enhancements, services and distribution methods. Our success depends on our ability to develop expertise with these new products, product enhancements, services and distribution methods and to implement IT solutions that anticipate and respond to rapid changes in technology, the IT industry, and client needs. The introduction of new products, product enhancements and distribution methods could decrease demand for current products or render them obsolete. Sales of products and services can be dependent on demand for specific product categories, and any change in demand for or supply of such products could have a material adverse effect on our net sales if we fail to adapt to such changes in a timely manner.

We operate in a highly competitive market and we may be required to reduce the prices for some of our products and services to remain competitive, which could adversely affect our results of operations.

Our industry is developing rapidly and related technology trends are constantly evolving. In this environment, we face significant price competition from our competitors. We may be unable to offset the effect of declining average sales prices through increased sales volumes and/or reductions in our costs. Furthermore, we may be forced to reduce the prices of the products and services we sell in response to offerings made by our competitors. Finally, we may not be able to maintain the level of bargaining power that we have enjoyed in the past when negotiating the prices of our services.

We face substantial competition from other national, multi-regional, regional and local value-added resellers and IT service providers, some of which may have greater financial and other resources than we do or that may have more fully developed business relationships with clients or prospective clients than we do. Many of our competitors compete principally on the basis of price and may have lower costs or accept lower selling prices than we do and, therefore, we may need to reduce our prices. In addition, manufacturers may choose to market their products directly to end-users, rather than through IT solutions providers such as us, and this could adversely affect our business, financial condition and results of operations.

Our profitability is dependent on the rates we are able to charge for our products and services. The rates we are able to charge for our products and services are affected by a number of factors, including:

●	our clients’ perceptions of our ability to add value through our services;

●	introduction of new services or products by us or our competitors;

●	our competitors’ pricing policies;

●	our ability to charge higher prices where market demand or the value of our services justifies it;

●	procurement practices of our clients; and

●	general economic and political conditions.

If we are not able to maintain favorable pricing for our products and services, our results of operations could be adversely affected.

Sales of our IT products and services are subject to quarterly and seasonal variations that may cause significant fluctuations in our operating results, therefore period-to-period comparisons of our operating results may not be reliable predictors of future performance.

The timing of our revenues can be difficult to predict. Our sales efforts involve educating our clients about the use and benefit of the products we sell and our services and solutions, including their technical capabilities and potential cost savings to an organization. Clients typically undertake a significant evaluation process that has in the past resulted in a lengthy sales cycle, which typically lasts several months, and may last a year or longer. We spend substantial time, effort and money on our sales efforts without any assurance that our efforts will produce any sales during a given period.

In addition, many of our clients spend a substantial portion of their IT budgets in the second half of the year. Other factors that may cause our quarterly operating results to fluctuate include changes in general economic conditions and the impact of unforeseen events. We believe that our revenues will continue to be affected in the future by cyclical trends. As a result, you may not be able to rely on period-to-period comparisons of our operating results as an indication of our future performance.

A delay in the completion of our clients’ budget processes could delay purchases of our products and services and have an adverse effect on our business, operating results and financial condition.

We rely on our clients to purchase products and services from us to maintain and increase our earnings, and client purchases are frequently subject to budget constraints, multiple approvals and unplanned administrative, processing and other delays. If sales expected from a specific client are not realized when anticipated or at all, our results could fall short of public expectations and our business, operating results and financial condition could be materially adversely affected.

The profit margins from our IT products and services depend, in part, on the volume of products and services sold.  A failure to achieve increases in our profit margins in the future could have a material adverse effect on our financial condition and results of operations.

Given the significant levels of competition that characterize the IT reseller market, it is unlikely that we will be able to increase gross profit margins through increases in sales of IT products alone. Any increase in gross profit margins from this operating sector in the future will depend, in part, on the growth of our higher margin businesses such as IT consulting and professional services. In addition, low margins increase the sensitivity of our results of operations to increases in costs of financing. Any failure by us to maintain or increase our gross profit margins could have a material adverse effect on our financial condition and results of operations.

Any failures or interruptions in our services or systems could damage our reputation and substantially harm our business and results of operations.

Our success depends in part on our ability to provide reliable remote services, technology integration and managed services to our clients.   The operations of our IT products and services as well as our Cloud based applications and analytics are susceptible to damage or interruption from human error, fire, flood, power loss, telecommunications failure, terrorist attacks and similar events. We could also experience failures or interruptions of our systems and services, or other problems in connection with our operations, as a result of:

●	damage to or failure of our computer software or hardware or our connections;

●	errors in the processing of data by our systems;

●	computer viruses or software defects;

●	physical or electronic break-ins, sabotage, intentional acts of vandalism and similar events;

●	increased capacity demands or changes in systems requirements of our clients; and

●	errors by our employees or third-party service providers.

Any interruptions in our systems or services could damage our reputation and substantially harm our business and results of operations. While we maintain disaster recovery plans and insurance with coverage we believe to be adequate, claims may exceed insurance coverage limits, may not be covered by insurance or insurance may not continue to be available on commercially reasonable terms.

Some of our services and solutions involve storing and replicating mission-critical data for our clients and are highly technical in nature. If client data is lost or corrupted, our reputation and business could be harmed.

Our IT data center and technology integration services and software-as-a-service solutions include storing and replicating mission-critical data for our clients. The process of storing and replicating that data within their data centers or at our facilities is highly technical and complex. If any data is lost or corrupted in connection with the use of our products and services, our reputation could be seriously harmed and market acceptance of our IT solutions could suffer. In addition, our solutions have contained, and may in the future contain, undetected errors, defects or security vulnerabilities. Some errors in our solutions may only be discovered after a solution has been in use by clients. Any errors, defects or security vulnerabilities discovered in our solutions after use by clients could result in loss of revenues, loss of clients, increased service and warranty cost and diversion of attention of our management and technical personnel, any of which could significantly harm our business. In addition, we could face claims for product liability, tort or breach of warranty. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of us and our service offerings and solutions.

We do not have long-term recurring revenue generating contracts with our clients that utilize our IT products and services, and such clients may cease providing new purchase orders at any time or reduce the amount of purchases they make that would depress the revenues we receive from our IT products and services and harm our results of operations.

Our operations depend upon our relationships with our clients. Revenues from out IT products and services are typically driven by purchase orders received every month. The majority of revenues from our IT products and services come from one time purchase orders that do not guarantee any future recurring revenues.  Approximately twenty five percent of such revenues are recurring and based on contracts that range from 1-5 years for warranty and maintenance support.  For these contracts the customer is invoiced one time and pays up front for the full term of the warranty and maintenance contract. Revenue from these contracts is determinable ratably over the contract period with the unearned revenue recorded as deferred revenue and amortized over the contract period. Clients with these type of contacts may cease providing new purchase orders at any time, may elect not to renew such contracts, cancel and request a refund of maintenance/warranty services that have not yet been provided (upon 30 days advance written notice) or reschedule purchases. If clients cease providing us with new purchase orders, diminish the services purchased from us, cancel executed purchase orders or delay future purchase orders, revenues received from the sale of our IT products and services would be negatively impacted, which could have a material adverse effect on our business and results of operations. There is no guarantee that we will be able to retain or generate future revenue from our existing clients or develop relationships with new clients.

There is a risk that we could lose a large client without being able to find a ready replacement.

The loss of any large client, the failure of any large client to pay its accounts receivable on a timely basis or a material reduction in the amount of purchases made by any large client could have a material adverse effect on our business, financial position, results of operations and cash flows.

Consolidation in the industries that we serve or from which we purchase could adversely affect our business.

Some of the clients we serve may seek to achieve economies of scale by combining with or acquiring other companies. If two or more of our current clients combine their operations, it may decrease the amount of work that we perform for these clients. If one of our current clients merges or consolidates with a company that relies on another provider for its consulting, systems integration and technology, or outsourcing services, we may lose work from that client or lose the opportunity to gain additional work. If two or more of our suppliers merge or consolidate operations, the increased market power of the larger company could also increase our product costs and place competitive pressures on us. Any of these possible results of industry consolidation could adversely affect our business.

The loss of any key manufacturer or distributor relationships, or related industry certifications, could have an adverse effect on our business.

As part of our end-to-end IT solutions, we are authorized resellers of the products and services of leading IT manufacturers and distributors. In many cases, we have achieved the highest level of relationship the manufacturer or distributor offers. In addition, our employees hold certifications issued by these manufacturers and by industry associations relating to the configuration, installation and servicing of these products. We differentiate ourselves from our competitors by the range of manufacturers and distributors we represent, the relationship level we have achieved with these manufacturers and distributors and the scope of the manufacturer and industry certifications our employees hold. There can be no assurance that we will be able to retain these relationships with our manufacturers and distributors, that we will be able to retain the employees holding these manufacturer and industry certifications, or that our employees will maintain their manufacturer or industry certifications. The loss of any of these relationships or certifications could have a material adverse effect on our business.

We may experience a reduction in the incentive programs offered to us by our vendors.  Any such reduction could have a material adverse effect on our business, results of operations and financial condition.

We receive payments and credits from vendors, including consideration pursuant to volume sales incentive programs and marketing development funding programs. These programs are usually of finite terms and may not be renewed or may be changed in a way that has an adverse effect on us. Vendor funding is used to offset, among other things, inventory costs, cost of goods sold, marketing costs and other operating expenses. Certain of these funds are based on our volume of net sales or purchases, growth rate of net sales or purchases and marketing programs. If we do not grow our net sales or if we are not in compliance with the terms of these programs, there could be a material negative effect on the amount of incentives offered or paid to us by vendors. No assurance can be given that we will continue to receive such incentives or that we will be able to collect outstanding amounts relating to these incentives in a timely manner, or at all. Any sizeable reduction in, the discontinuance of, or a significant delay in receiving or the inability to collect such incentives, particularly related to incentive programs with one of our largest partners, Hewlett-Packard Company, could have a material adverse effect on our business, results of operations and financial condition. If we are unable to react timely to any fundamental changes in the programs of vendors, including the elimination of funding for some of the activities for which we have been compensated in the past, such changes would have a material adverse effect on our business, results of operations and financial condition.

We may need additional cash financing and any failure to obtain cash financing, could limit our ability to grow our business and develop or enhance our service offerings to respond to market demand or competitive challenges.

Our management believes that current consolidated cash and cash flow from operations should be sufficient to meet our anticipated consolidated cash needs for at least the next 12 months from the date of filing this report assuming we meet our revenue and gross profit estimates. We may, however, require additional cash resources due to changed business conditions, revenue delays in any of our businesses or other future developments, including any new lines of business we may decide to pursue. If these resources are insufficient to satisfy our cash requirements, we may need to seek additional financing to support our operating. If we are unable to raise the required cash, our ability to grow our business and develop or enhance our service offerings to respond to market demand or competitive challenges could be limited.

We rely on inventory financing and vendor credit arrangements for our daily working capital and certain operational functions, the loss of which could have a material adverse effect on our future results.

We rely on inventory financing and vendor financing arrangements for daily working capital and to fund equipment purchases for our technology sales business. The loss of any of our inventory financing or vendor credit financing arrangements, a reduction in the amount of credit granted to us by our vendors, or a change in any of the material terms of these arrangements could increase our need for and the cost of working capital and have a material adverse effect on our future results. These credit arrangements are discretionary on the part of our creditors and require the performance of certain operational covenants. There can be no assurance that we will continue to meet those covenants and failure to do so may limit availability of, or cause us to lose, such financing. There can be no assurance that such financing will continue to be available to us in the future on acceptable terms.

If we cannot collect our receivables or if payment is delayed, our business may be adversely affected by our inability to generate cash flow, provide working capital or continue our business operations.

Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for products received from us and any work performed by us. The timely collection of our receivables allows us to generate cash flow, provide working capital and continue our business operations. Our clients may fail to pay or delay the payment of invoices for a number of reasons, including financial difficulties resulting from macroeconomic conditions, or lack of an approved budget.  An extended delay or default in payment relating to a significant account will have a material and adverse effect on the aging schedule and turnover days of our accounts receivable. If we are unable to timely collect our receivables from our clients for any reason, our business and financial condition could be adversely affected.

If our location based security and detection and context aware marketing products fail to satisfy customer demands or to achieve increased market acceptance our results of operations, financial condition and growth prospects could be materially adversely affected.

The market acceptance of our products, particularly our location based security and detection and context aware marketing products are critical to our continued success. Demand for these products is affected by a number of factors beyond our control, including continued market acceptance, the timing of development and release of new products by competitors, technological change, and growth or decline in the mobile device management market. We expect the proliferation of mobile devices to lead to an increase in the data security demands of our customers, and our products may not be able to scale and perform to meet those demands. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of these products, our business operations, financial results and growth prospects will be materially and adversely affected.

Our inventory management systems and related supply chain tools may not be able to forecast accurately and effectively manage supply of our products. If we ultimately determine that we have excess supply, we may have to reduce our prices and write-down inventory, which in turn could result in lower gross margins. If actual component usage and product demand are lower than the forecast, losses on manufacturing commitments in excess of forecasted demand may be accrued.

Any production interruptions for any reason, such as a natural disaster, epidemic, capacity shortages, or quality problems, at one of our manufacturing partners would negatively affect sales of product lines manufactured by that manufacturing partner and adversely affect our business and operating results.

Defects, errors, or vulnerabilities in our location based security and detection products or services or the failure of such products or services to prevent a security breach, could harm our reputation and adversely impact our results of operations.

Because our location based security products and services are complex, they have contained and may contain design or manufacturing defects or errors that are not detected until after their commercial release and deployment by customers. Defects may cause such products to be vulnerable to advanced persistent threats (APTs) or security attacks, cause them to fail to help secure information or temporarily interrupt customers’ networking traffic. Because the techniques used by hackers to access sensitive information change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques and provide a solution in time to protect customers’ data. In addition, defects or errors in our subscription updates or products could result in a failure to effectively update customers’ hardware products and thereby leave customers vulnerable to APTs or security attacks.

Any defects, errors or vulnerabilities in our products could result in:

●	Expenditure of significant financial and product development resources in efforts to analyze, correct, eliminate, or work-around errors or defects or to address and eliminate vulnerabilities;

●	Delayed or lost revenue;

●	Loss of existing or potential customers or partners;

●	Increased warranty claims compared with historical experience, or increased cost of servicing warranty claims, either of which would adversely affect gross margins; and

●	Litigation, regulatory inquiries, or investigations that may be costly and harm our reputation

Our current research and development efforts may not produce successful products or features that result in significant revenue, cost savings or other benefits in the near future.  If we do not realize significant revenue from our research and development efforts, our business and operating results could be adversely affected.

Developing products and related enhancements in our field is expensive.   Investments in research and development may not result in significant design improvements, marketable products or features or may result in products that are more expensive than anticipated.  We may not achieve the cost savings or the anticipated performance improvements expected, and we may take longer to generate revenue from products in development, or generate less revenue than expected.

Our future plans include significant investments in research and development and related product opportunities. Our management believes that we must continue to dedicate a significant amount of resources to research and development efforts to maintain a competitive position. However, we may not receive significant revenue from these investments in the near future, or these investments may not yield the expected benefits, either of which could adversely affect our business and operating results.

Misuse of our products could harm our reputation.

Our products, particularly our location based security and detection and context aware marketing may be misused by customers or third parties that obtain access to such products. For example, these products could be used to protect information kept by criminals from government agencies. Such use of these products for censorship could result in negative press coverage and negatively affect our reputation.

If the general level of advanced attacks declines, or is perceived by current or potential customers to have declined, this could harm our location based security and detection operating segment, and our financial condition, operating results and growth prospects.

Our location based security and detection operating segment is substantially dependent upon enterprises and governments recognizing that APTs and other security attacks are pervasive and are not effectively prevented by legacy security solutions. High visibility attacks on prominent enterprises and governments have increased market awareness of the problem of APTs and security attacks and help to provide an impetus for enterprises and governments to devote resources to protecting against attacks, such as testing our platform, purchasing it, and broadly deploying it within their organizations. If APTs and other security attacks were to decline, or enterprises or governments perceived that the general level of attacks has declined, our ability to attract new customers and expand its offerings for existing customers could be materially and adversely affected, which would, in turn, have a material adverse effect on our financial condition, results of operations and growth prospects.

If our location based security and detection products do not effectively interoperate with our customers’ IT infrastructure, installations could be delayed or cancelled, which would harm our financial condition, operating results and growth prospects.

Our products must effectively interoperate with our customers’ existing or future IT infrastructure, which often has different specifications, utilizes multiple protocol standards, deploys products from multiple vendors, and contains multiple generations of products that have been added over time. As a result, when problems occur in a company’s infrastructure, it may be difficult to identify the sources of these problems. If we find errors in the existing software or defects in the hardware used in our customers’ infrastructure, we may have to modify its software or hardware so that our products will interoperate with the infrastructure of our customers. In such cases, our products may be unable to provide significant performance improvements for applications deployed in the infrastructure of our customers. These issues could cause longer installation times for our products and could cause order cancellations, either of which would adversely affect our business, results of operations and financial condition.  In addition, other customers may require products to comply with certain security or other certifications and standards.  If our products are late in achieving or fail to achieve compliance with these certifications and standards, or competitors sooner achieve compliance with these certifications and standards, we may be disqualified from selling our products to such customers, or may otherwise be at a competitive disadvantage, either of which would harm our business, results of operations, and financial condition.

Failure to protect our intellectual property rights could adversely affect our financial condition, operating results and growth prospects.

The success of our business depends, in part, on our ability to protect proprietary methods and technologies that we develop under patent and other intellectual property laws of the United States so that we can prevent others from using our inventions and proprietary information.  If Sysorex or AirPatrol fail to protect intellectual property rights adequately, competitors might gain access to our technology, and our business might be adversely affected. However, defending our intellectual property rights might entail significant expenses. Any patents issued in the future may not provide us with any competitive advantages, and our patent applications may never be granted. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are complex and often uncertain.  Our inability to protect our property rights could adversely affect our financial condition, operating results and growth prospects.

We may not be able to successfully integrate the business and operations of AirPatrol or other entities that we may acquire in the future into our ongoing business operations, which may result in our inability to fully realize the intended benefits of the AirPatrol acquisition (or any such future acquisitions), or may disrupt our current operations, which could have a material adverse effect on our business, financial position and/or results of operations.

We are in the process of integrating the operations of AirPatrol into our business, and this process involves complex operational, technological and personnel-related challenges, which are time-consuming and expensive and may disrupt our ongoing business operations.  Furthermore, integration involves a number of risks, including, but not limited to:

●	difficulties or complications in combining the companies' operations;

●	differences in controls, procedures and policies, regulatory standards and business cultures among the combined companies;

●	the diversion of management's attention from our ongoing core business operations;

●	increased exposure to certain governmental regulations and compliance requirements;

●	the potential loss of key personnel who choose not to remain with AirPatrol or Sysorex;

●	the potential loss of key customers or suppliers who choose not to do business with the combined business;

●	difficulties or delays in consolidating AirPatrol’s information technology platforms, including implementing systems designed to continue to ensure that the Company maintains effective disclosure controls and procedures and internal control over financial reporting for the combined company and enable the Company to continue to comply with U.S. GAAP and applicable U.S. securities laws and regulations;

●	unanticipated costs and other assumed contingent liabilities;

●	difficulty comparing financial reports due to differing financial and/or internal reporting systems;

●	making any necessary modifications to internal financial control standards to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder; and/or

●	possible tax costs or inefficiencies associated with integrating the operations of the combined company.

These factors could cause us to not fully realize the anticipated financial and/or strategic benefits of the AirPatrol acquisition, which could have a material adverse effect on our business, financial condition and/or results of operations.

Even if we are able to successfully operate AirPatrol within Sysorex, we may not be able to realize the revenue and other synergies and growth that we anticipate from the acquisition in the time frame that we currently expect, and the costs of achieving these benefits may be higher than what we currently expect, because of a number of risks, including, but not limited to:

●	the possibility that the acquisition may not further our business strategy as we expected;

●	the possibility that we may not be able to expand the reach and customer base for AirPatrol’s current and future products as expected;

●	the possibility that the carrying amounts of goodwill and other purchased intangible assets may not be recoverable; and

●	the fact that the acquisition will substantially expand our mobile device security business, and we may not experience anticipated growth in that market.

As a result of these risks, the AirPatrol acquisition and integration may not contribute to our earnings as expected, we may not achieve expected revenue synergies or our return on invested capital targets when expected, or at all, and we may not achieve the other anticipated strategic and financial benefits of the acquisition.

A significant portion of the purchase price for our acquisition of Lilien, Shoom and AirPatrol is allocated to goodwill and intangible assets that are subject to periodic impairment evaluations. An impairment loss could have a material adverse impact on our financial condition and results of operations.

The Company acquired $4.5 million of goodwill and $5.4 million of intangibles assets relating to our acquisition of Lilien, $1.2 million of goodwill and $2.8 million of intangibles assets relating to our acquisition of Shoom and $7.4 million of goodwill and $13.3 million of intangibles assets relating to our acquisition of AirPatrol. As required by current accounting standards, we review intangible assets for impairment either annually or whenever changes in circumstances indicate that the carrying value may not be recoverable.  The risk of impairment to goodwill is higher during the early years following an acquisition. This is because the fair values of these assets align very closely with what we paid to acquire the reporting units to which these assets are assigned. As a result, the difference between the carrying value of the reporting unit and its fair value (typically referred to as “headroom”) is smaller at the time of acquisition.  Until this headroom grows over time, due to business growth or lower carrying value of the reporting unit, a relatively small decrease in reporting unit fair value can trigger impairment charges.  When impairment charges are triggered, they tend to be material due to the size of the assets involved.  Our business would be adversely affected, and impairment of goodwill could be triggered, if any of the following were to occur: higher attrition rates than planned as a result of the competitive environment or our inability to provide products and services that are competitive in the marketplace, lower-than-planned adoption rates by customers, higher-than-expected expense levels to provide services to clients, and changes in our business model that may impact one or more of these variables.

Our business may be burdened by the contingent earn-out obligations in connection with the AirPatrol Acquisition.

In connection with the AirPatrol Acquisition, we have incurred the obligation to make a contingent earn-out payment if certain financial targets of the acquired business are met over a specified period. Contractual provisions relating to the contingent earn-out obligation include covenants to operate AirPatrol in a manner that may not otherwise be most advantageous to us. These provisions may also result in the risk of litigation relating to the calculation of the earn-out obligation amount due as well as the operation of AirPatrol. Such litigation could be expensive and divert management attention and resources. We can give no assurance that our contingent obligations, including the associated covenants relating to the operation of AirPatrol, will not otherwise adversely affect our business, liquidity, capital resources or results of operations.

Our acquisitions, including the AirPatrol Acquisition, may expose us to additional liabilities, and insurance and indemnification coverage may not fully protect us from these liabilities.

Upon completion of acquisitions, we may be exposed to unknown or contingent liabilities associated with the acquired entity, and if these liabilities exceed our estimates, our results of operations and financial condition may be materially and negatively affected.  As a part of the AirPatrol Acquisition in particular, the AirPatrol parties have agreed to indemnify us for any breaches of representations, warranties or covenants in the related Merger Agreement, within the one year period following the closing of the acquisition.  Indemnification of Sysorex is limited to (a) 50% of the total consideration paid to AirPatrol’s shareholders in the merger for intellectual-property related claims, and (b) 800,000 shares of our common stock and $2 million for all other types of claims.  AirPatrol agreed to a holdback escrow into which 800,000 shares of our common stock are deposited and will be held for one year following the closing of the acquisition.  Shares of common stock would be cancelled out of the holdback escrow, and returned to Sysorex (instead of to the AirPatrol merger consideration recipients), in the event that Sysorex is owed compensation under the indemnification provisions.  In addition, up to $2 million out of the potential $10 million earn-out will be available to pay indemnification claims to Sysorex.   Notwithstanding the foregoing, if indemnification claims exceed the value of the shares held in the holdback escrow, the $2 million available from any potential earn-out, and amounts recoverable under applicable insurance policies of AirPatrol, we may be required to absorb losses relating to the AirPatrol Acquisition. While we reserve amounts to pay for any losses in connection with acquisitions in accordance with GAAP, those reserves may not be adequate over time to cover actual losses, and if any such losses exceed the reserved amount, we would recognize losses to the extent of such excess, which would adversely affect our net income and stockholders’ equity and, depending on the extent of such excess losses, could adversely affect our business.

The risks arising with respect to the historic business and operations of Lilien, Shoom and AirPatrol may be different from what we anticipate, which could significantly increase the costs and decrease the benefits of the acquisition and materially and adversely affect our operations going forward.

Although we performed significant financial, legal, technological and business due diligence with respect to Lilien, Shoom and AirPatrol, we may not have appreciated, understood or fully anticipated the extent of the risks associated with the acquisition.  As mentioned above, we have secured indemnification for certain matters from the former equity holders of Lilien, Shoom and AirPatrol in order to mitigate the consequences of breaches of representations, warranties and covenants under the Merger Agreement and the risks associated with historic operations, including those with respect to compliance with laws, accuracy of financial statements, financial reporting controls and procedures, tax matters and undisclosed liabilities, and certain matters known to us. We believe that the indemnification provisions of the Merger Agreement, together with the holdback escrow (in the case of AirPatrol and Shoom) and insurance policies that we and Lilien, Shoom and AirPatrol have in place will limit the economic consequences of the issues we have identified in our due diligence to acceptable levels. Notwithstanding our exercise of due diligence and risk mitigation strategies, the risks of the acquisition and the costs associated with these risks may be greater than we anticipate. We may not be able to contain or control the costs associated with unanticipated risks or liabilities, which could materially and adversely affect our business, liquidity, capital resources or results of operations.

We depend on the U.S. Government for a substantial portion of our business and government budget impasses together with changes in government defense spending could have adverse consequences on our financial position, results of operations and business.

A substantial portion of our U.S. revenues from our operations have been from and will continue to be from sales and services rendered directly or indirectly to the U.S. Government. Consequently, our revenues are highly dependent on the Government’s demand for computer systems and related services. Our revenues from the U.S. Government largely result from contracts awarded to us under various U.S. Government programs, primarily defense-related programs with the Department of Defense (DoD), as well as a broad range of programs with the Department of Homeland Security, the Intelligence Community and other departments and agencies.  Cost cutting including through consolidation and elimination of duplicative organizations and insurance has become a major initiative for DoD.  The funding of our programs is subject to the overall U.S. Government budget and appropriation decisions and processes which are driven by numerous factors, including geo-political events and macroeconomic conditions.  It is expected that U.S. Government spending on IT will decrease from 6% CAGR during the first decade of the 21st Century to 3%.  (Source:  Market Research Media - U.S. Federal IT Market Forecast 2013-2018).  The overall level of U.S. defense spending increased in recent years for numerous reasons, including increases in funding of operations in Iraq and Afghanistan.  However, with the winding down of both wars, defense spending levels are becoming increasingly difficult to predict and are expected to be affected by numerous factors. Such factors include priorities of the Administration and the Congress, and the overall health of the U.S. and world economies and the state of governmental finances.

The Budget Control Act of 2011 enacted 10-year discretionary spending caps which are expected to generate over $1 trillion in savings for the U.S. Government, a substantial portion of which comes from DoD baseline spending reductions. In addition, the Budget Control Act of 2011 provides for additional automatic spending cuts (referred to as “sequestration”) totaling $1.2 trillion over nine years which were implemented beginning in the U.S. Government fiscal year ending September 30, 2013 (GFY13). These reduction targets will further reduce DoD and other federal agency budgets. Although the Office of Management and Budget has provided guidance to agencies on implementing sequestration cuts, there remains much uncertainty about how exactly sequestration cuts will be implemented and the impact those cuts will have on contractors supporting the government. We are not able to predict the impact of future budget cuts, including sequestration, on our Company or our financial results. However, we expect that budgetary constraints and concerns related to the national debt will continue to place downward pressure on DoD spending levels and that implementation of the automatic spending cuts without change will reduce, delay or cancel funding for certain of our contracts - particularly those with unobligated balances - and programs and could adversely impact our operations, financial results and growth prospects.

A significant reduction in defense spending could have long-term consequences for our size and structure. In addition, reduction in government priorities and requirements could impact the funding, or the timing of funding, of our programs, which could negatively impact our results of operations and financial condition.  In addition, we are involved in U.S. Government programs, which are classified by the U.S. Government and our ability to discuss these programs, including any risks and disputes and claims associated with and our performance under such programs, could be limited due to applicable security restrictions.

The U.S. Government Systems integration business is intensely competitive and we may not be able to win government bids when competing against much larger companies, which could reduce our revenues.

Large computer systems integration contracts awarded by the U.S. Government are few in number and are awarded through a formal competitive bidding process, including IDIQ, GSA Schedule and other multi-award contracts. Bids are awarded on the basis of price, compliance with technical bidding specifications, technical expertise and, in some cases, demonstrated management ability to perform the contract. There can be no assurance that the Company will win and/or fulfill additional contracts. Moreover, the award of these contracts is subject to protest procedures and there can be no assurance that the Company will prevail in any ensuing legal protest. The Company’s failure to secure a significant dollar volume of U.S. Government contracts in the future would adversely affect our Sysorex Government Services subsidiary.

The U.S. Government Systems integration business is intensely competitive and subject to rapid change. The Company competes with a large number of systems integrators, hardware and software manufacturers, and other large and diverse companies attempting to enter or expand their presence in the U.S. Government market. Many of the existing and potential competitors have greater financial, operating and technological resources than the Company. The competitive environment may require us to make changes in our pricing, services or marketing. The competitive bidding process involves substantial costs and a number of risks, including significant cost and managerial time to prepare bids and proposals for contracts that may not be awarded to us, or that may be awarded, but for which we do not receive meaningful revenues. Accordingly, our success depends on our ability to develop services and products that address changing needs and to provide people and technology needed to deliver these services and products. To remain competitive, we must consistently provide superior service, technology and performance on a cost-effective basis to our customers.  Our response to competition could cause us to expend significant financial and other resources, disrupt our operations, strain relationships with partners, any of which could harm our business and/or financial condition.

Sysorex Government Service’s financial performance is dependent on our ability to perform on our U.S. Government contracts, which are subject to termination for convenience, which could harm our results of operations and financial condition.

Sysorex Government Service’s financial performance is dependent on our performance under our U.S. Government contracts.  The Company’s strategy is to pursue a limited number of relatively large contracts. As a result, prior to the Lilien Acquisition, the Company derived a significant portion of its revenues from a small number of contracts. Government customers have the right to cancel any contract at their convenience. An unanticipated termination of, or reduced purchases under, one of the Company’s major contracts whether due to lack of funding, for convenience or otherwise, or the occurrence of delays, cost overruns and product failures could adversely impact our results of operations and financial condition.  If one of our contracts were terminated for convenience, we would generally be entitled to payments for our allowable costs and would receive some allowance for profit on the work performed. If one of our contracts were terminated for default, we would generally be entitled to payments for our work that has been accepted by the government. A termination arising out of our default could expose us to liability and have a negative impact on our ability to obtain future contracts and orders. Furthermore, on contracts for which we are a subcontractor and not the prime contractor, the U.S. Government could terminate the prime contract for convenience or otherwise, irrespective of our performance as a subcontractor.  The termination or cancellation of U.S. Government contracts, no matter what the reason, could harm our results of operations and financial condition.

Our failure to comply with a variety of complex procurement rules and regulations could result in our being liable for penalties, including termination of our U.S. Government contracts, disqualification from bidding on future U.S. Government contracts and suspension or debarment from U.S. Government contracting that could adversely affect our financial condition.

We must comply with laws and regulations relating to the formation, administration and performance of U.S. Government contracts, which affect how we do business with our customers and may impose added costs on our business. U.S. Government contracts generally are subject to the Federal Acquisition Regulation (FAR), which sets forth policies, procedures and requirements for the acquisition of goods and services by the U.S. Government, department-specific regulations that implement or supplement DFAR, such as the DoD’s Defense Federal Acquisition Regulation Supplement (DFARS) and other applicable laws and regulations. We are also subject to the Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with certain contract negotiations; the Procurement Integrity Act, which regulates access to competitor bid and proposal information and government source selection information, and our ability to provide compensation to certain former government officials; the Civil False Claims Act, which provides for substantial civil penalties for violations, including for submission of a false or fraudulent claim to the U.S. Government for payment or approval; and the U.S. Government Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under certain cost-based U.S. Government contracts. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustment, and audit requirements. A contractor’s failure to comply with these regulations and requirements could result in reductions to the value of contracts, contract modifications or termination, and the assessment of penalties and fines and lead to suspension or debarment, for cause, from government contracting or subcontracting for a period of time. In addition, government contractors are also subject to routine audits and investigations by U.S. Government agencies such as the Defense Contract Audit Agency (DCAA) and Defense Contract Management Agency (DCMA). These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of and a contractor’s compliance with its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. During the term of any suspension or debarment by any U.S. Government agency, contractors can be prohibited from competing for or being awarded contracts by U.S. Government agencies. The termination of any of the Company’s significant Government contracts or the imposition of fines, damages, suspensions or debarment would adversely affect the Company’s business and financial condition.

The U.S. Government may adopt new contract rules and regulations or revise its procurement practices in a manner adverse to us at any time.

Our industry has experienced, and we expect it will continue to experience, significant changes to business practices as a result of an increased focus on affordability, efficiencies, and recovery of costs, among other items. U.S. Government agencies may face restrictions or pressure regarding the type and amount of services that they may obtain from private contractors. Legislation, regulations and initiatives dealing with procurement reform, mitigation of potential conflicts of interest and environmental responsibility or sustainability, as well as any resulting shifts in the buying practices of U.S. Government agencies, such as increased usage of fixed price contracts, multiple award contracts and small business set-aside contracts, could have adverse effects on government contractors, including us. Any of these changes could impair our ability to obtain new contracts or renew our existing contracts when those contracts expire and are subject to a renewed bidding process. Any new contracting requirements or procurement methods could be costly or administratively difficult for us to implement and could adversely affect our future revenues, profitability and prospects.

We may incur cost overruns as a result of fixed priced government contracts, which would have a negative impact on our operations.

Most of our U.S. Government contracts are multi-award, multi-year IDIQ task order based contracts, which generally provide for fixed price schedules for products and services, have no pre-set delivery schedules, have very low minimum purchase requirements, are typically competed over among multiple awardees and force us to carry the burden of any cost overruns. Due to their nature, fixed-priced contracts inherently have more risk than cost reimbursable contracts.  If we are unable to control costs or if our initials cost estimates are incorrect, we can lose money on these contracts. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts, we may not realize their full benefits. Lower earnings caused by cost overruns and cost controls would have a negative impact on our results of operations.  The U.S. Government has the right to enter into contract with other suppliers, which may be competitive with the Company’s IDIQ contracts. The Company also performs fixed priced contracts under which the Company agrees to provide specific quantities of products and services over time for a fixed price.  Since the price competition to win both IDIQ and fixed price contracts is intense and the costs of future contract performance cannot be predicted with certainty, there can be no assurance as to the profits, if any, that the Company will realize over the term of such contracts.

Misconduct of employees, subcontractors, agents and business partners could cause us to lose existing contracts or customers and adversely affect our ability to obtain new contracts and customers and could have a significant adverse impact on our business and reputation.

Misconduct could include fraud or other improper activities such as falsifying time or other records and violations of laws, including the Anti-Kickback Act. Other examples could include the failure to comply with our policies and procedures or with federal, state or local government procurement regulations, regulations regarding the use and safeguarding of classified or other protected information, legislation regarding the pricing of labor and other costs in government contracts, laws and regulations relating to environmental, health or safety matters, bribery of foreign government officials, import-export control, lobbying or similar activities, and any other applicable laws or regulations. Any data loss or information security lapses resulting in the compromise of personal information or the improper use or disclosure of sensitive or classified information could result in claims, remediation costs, regulatory sanctions against us, loss of current and future contracts and serious harm to our reputation. Although we have implemented policies, procedures and controls to prevent and detect these activities, these precautions may not prevent all misconduct, and as a result, we could face unknown risks or losses. Our failure to comply with applicable laws or regulations or misconduct by any of our employees, subcontractors, agents or business partners could damage our reputation and subject us to fines and penalties, restitution or other damages, loss of security clearance, loss of current and future customer contracts and suspension or debarment from contracting with federal, state or local government agencies, any of which would adversely affect our business, reputation and our future results.

We may fail to obtain and maintain necessary security clearances, which may adversely affect our ability to perform on certain U.S. government contracts and depress our potential revenues.

Many U.S. government programs require contractors to have security clearances. Depending on the level of required clearance, security clearances can be difficult and time-consuming to obtain. If we or our employees are unable to obtain or retain necessary security clearances, we may not be able to win new business, and our existing clients could terminate their contracts with us or decide not to renew them. To the extent we are not able to obtain and maintain facility security clearances or engage employees with the required security clearances for a particular contract, we may not be able to bid on or win new contracts, or effectively rebid on expiring contracts, as well as lose existing contracts, which may adversely affect our operating results and inhibit the execution of our growth strategy.

Our future revenues and growth prospects could be adversely affected by our dependence on other contractors.

If other contractors with whom we have contractual relationships either as a prime contractor or subcontractor eliminate or reduce their work with us, or if the U.S. Government terminates or reduces these other contractors’ programs, does not award them new contracts or refuses to pay under a contract our financial and business condition may be adversely affected. Companies that do not have access to U.S. Government contracts may perform services as our subcontractor and that exposure could enhance such companies’ prospect of securing a future position as a prime U.S. Government contractor which could increase competition for future contracts and impair our ability to perform on contracts.

We may have disputes with our subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontractor, our failure to extend existing task orders or issue new task orders under a subcontract, our hiring of a subcontractor’s personnel or the subcontractor’s failure to comply with applicable law. Current uncertain economic conditions heighten the risk of financial stress of our subcontractors, which could adversely impact their ability to meet their contractual requirements to us. If any of our subcontractors fail to timely meet their contractual obligations or have regulatory compliance or other problems, our ability to fulfill our obligations as a prime contractor or higher tier subcontractor may be jeopardized. Significant losses could arise in future periods and subcontractor performance deficiencies could result in our termination for default. A termination for default could eliminate a revenue source, expose us to liability and have an adverse effect on our ability to compete for future contracts and task orders, especially if the customer is an agency of the U.S. Government.

Sysorex Arabia is currently without contracts and is unable to repay its indebtedness, which could have an adverse impact on our financial condition.

As of December 31, 2014, Sysorex Arabia had minimal cash, $749,000 in deposits and $29,000 in other assets and inter-company balances and debts. Sysorex Arabia had an accumulated deficit balance of approximately $1.7 million. Sysorex Arabia is currently without business. Sysorex Arabia also has aging liabilities due to vendors, employees, social insurance payments, and partners amounting to approximately $2.9 million. This is primarily a result of the OCC Data Center project as revenue and cash-flow projections did not materialize because of delays and its ultimate cancellation.  Sysorex Arabia is working with local suppliers on payment plans.

Sysorex Arabia has a judgment in the amount of $800,000 for non-performance by a Sysorex partner.  That amount has been paid by the partner and Sysorex Arabia is waiting for the Saudi Courts to remove this judgment and release it from any claims. Sysorex Arabia has taken on several loans to finance the losses to date and to pay some liabilities.  In the event that any unsatisfied claims are made against the Company, this could have a material adverse effect on our financial condition if not resolved satisfactorily, as Sysorex Arabia would not be expected to satisfy its liabilities.

Our international business exposes us to geo-political and economic factors, regulatory requirements and other risks associated with doing business in foreign countries.

Our foreign operations pose complex management, foreign currency, legal, tax and economic risks, which we may not adequately address. We have foreign operations in the Middle East and expect to do business in South Asia.  These risks differ from and potentially may be greater than those associated with our domestic business.

Our international business is sensitive to changes in the priorities and budgets of international customers and geo-political uncertainties, which may be driven by changes in threat environments and potentially volatile worldwide economic conditions, various regional and local economic and political factors, risks and uncertainties, as well as U.S. foreign policy. Our international sales are subject to U.S. laws, regulations and policies, including the International Traffic in Arms Regulations (ITAR) and the Foreign Corrupt Practices Act (see below) and other export laws and regulations. Due to the nature of our products, we must first obtain licenses and authorizations from various U.S. Government agencies before we are permitted to sell our products outside of the U.S. We can give no assurance that we will continue to be successful in obtaining the necessary licenses or authorizations or that certain sales will not be prevented or delayed. Any significant impairment of our ability to sell products outside of the U.S. could negatively impact our results of operations and financial condition.

Our international sales are also subject to local government laws, regulations and procurement policies and practices which may differ from U.S. Government regulations, including regulations relating to import-export control, investments, exchange controls and repatriation of earnings, as well as to varying currency, geo-political and economic risks. Our international contracts may include industrial cooperation agreements requiring specific in-country purchases, manufacturing agreements or financial support obligations, known as offset obligations, and provide for penalties if we fail to meet such requirements. Our international contracts may also be subject to termination at the customer’s convenience or for default based on performance, and may be subject to funding risks. We also are exposed to risks associated with using foreign representatives and consultants for international sales and operations and teaming with international subcontractors, partners and suppliers in connection with international programs.  As a result of these factors, we could experience award and funding delays on international programs and could incur losses on such programs, which could negatively impact our results of operations and financial condition.

We are also subject to a number of other risks including:

●	the absence in some jurisdictions of effective laws to protect our intellectual property rights;

●	multiple and possibly overlapping and conflicting tax laws;

●	restrictions on movement of cash;

●	the burdens of complying with a variety of national and local laws;

●	political instability;

●	currency fluctuations;

●	longer payment cycles;

●	restrictions on the import and export of certain technologies;

●	price controls or restrictions on exchange of foreign currencies; and

●	trade barriers.

Our international operations are subject to special U.S. government laws and regulations, such as the Foreign Corrupt Practices Act, and regulations and procurement policies and practices, including regulations to import-export control, which may expose us to liability or impair our ability to compete in international markets.

Our international operations are subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. and other business entities for the purpose of obtaining or retaining business. We have operations and deal with governmental customers in countries known to experience corruption, including certain countries in the Middle East and in the future, the Far East. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, consultants or contractors that could be in violation of various laws including the FCPA, even though these parties are not always subject to our control. We are also subject to import-export control regulations restricting the use and dissemination of information classified for national security purposes and the export of certain products, services, and technical data, including requirements regarding any applicable licensing of our employees involved in such work.

As a U.S. defense contractor we are vulnerable to security threats and other disruptions that could negatively impact our business.

As a U.S. defense contractor, we face certain security threats, including threats to our information technology infrastructure, attempts to gain access to our proprietary or classified information, and threats to physical security. These types of events could disrupt our operations, require significant management attention and resources, and could negatively impact our reputation among our customers and the public, which could have a negative impact on our financial condition, results of operations and liquidity.  We are continuously exposed to cyber-attacks and other security threats, including physical break-ins. Any electronic or physical break-in or other security breach or compromise may jeopardize security of information stored or transmitted through our information technology systems and networks. This could lead to disruptions in mission-critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. Although we have implemented policies, procedures and controls to protect against, detect and mitigate these threats, we face advanced and persistent attacks on our information systems and attempts by others to gain unauthorized access to our information technology systems are becoming more sophisticated. These attempts include covertly introducing malware to our computers and networks and impersonating authorized users, among others, and may be perpetrated by well-funded organized crime or state sponsored efforts. We seek to detect and investigate all security incidents and to prevent their occurrence or recurrence. We continue to invest in and improve our threat protection, detection and mitigation policies, procedures and controls. In addition, we work with other companies in the industry and government participants on increased awareness and enhanced protections against cyber security threats. However, because of the evolving nature and sophistication of these security threats, which can be difficult to detect, there can be no assurance that our policies, procedures and controls have or will detect or prevent any of these threats and we cannot predict the full impact of any such past or future incident. We may experience similar security threats to the information and technology systems that we develop, install or maintain under customer contracts. Although we work cooperatively with our customers and other business partners to seek to minimize the impacts of cyber and other security threats, we must rely on the safeguards put in place by those entities. Any remedial costs or other liabilities related to cyber or other security threats may not be fully insured or indemnified by other means. Occurrence of any of these security threats could expose us to claims, contract terminations and damages and could adversely affect our reputation, ability to work on sensitive U.S. Government contracts, business operations and financial results.

Difficult conditions in the global capital markets and the economy generally may materially adversely affect our business and results of operations, and we do not expect these conditions to improve in the near future.

Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world.  Weak economic conditions generally, sustained uncertainty about global economic conditions, concerns about future U.S. government budget impasses or a prolonged or further tightening of credit markets could cause our customers and potential customers to postpone or reduce spending on technology products or services or put downward pressure on prices, which could have an adverse effect on our business, results of operations or cash flows.  Concerns over inflation, energy costs, geopolitical issues and the availability of credit, in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices and wavering business and consumer confidence, have precipitated an economic slowdown and a global recession. Domestic and international equity markets have been experiencing heightened volatility and turmoil. These events and the continuing market upheavals may have an adverse effect on our business. In the event of extreme prolonged market events, such as the global economic recovery, we could incur significant losses.

Risks Related to Our Securities

We are eligible to be treated as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which we refer to as the Sarbanes-Oxley Act, (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements and two years of selected financial data in this report. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700.0 million as of any June 30 before that time or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of our second annual report or the first annual report required to be filed with the Commission following the date we are no longer an “emerging growth company” as defined in the JOBS Act. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal controls in the future.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Our directors and executive officers beneficially own a significant number of shares of our common stock. Their interests may conflict with our outside stockholders, who may be unable to influence management and exercise control over our business.

As of the date of this filing, our executive officers and directors beneficially own approximately 31% of our shares of common stock.  As a result, our executive officers and directors may be able to:  elect or defeat the election of our directors, amend or prevent amendment to our articles of incorporation or bylaws, effect or prevent a merger, sale of assets or other corporate transaction, and control the outcome of any other matter submitted to the shareholders for vote. Accordingly, our outside stockholders may be unable to influence management and exercise control over our business.

We do not intend to pay cash dividends to our stockholders, so it is unlikely that stockholders will receive any return on their investment in our Company prior to selling stock in the Company.

We have never paid any dividends to our common stockholders as a public company. We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any cash dividends in the foreseeable future. If we determine that we will pay cash dividends to the holders of our common stock, we cannot assure that such cash dividends will be paid on a timely basis. The success of your investment in the Company will likely depend entirely upon any future appreciation.  As a result, you will not receive any return on your investment prior to selling your shares in our Company and, for the other reasons discussed in this “Risk Factors” section, you may not receive any return on your investment even when you sell your shares in our Company.

Anti-Takeover, Limited Liability and Indemnification Provisions

Some provisions of our articles of incorporation and bylaws may deter takeover attempts, which may inhibit a takeover that stockholders consider favorable and limit the opportunity of our stockholders to sell their shares at a favorable price.

Under our articles of incorporation, our Board of Directors may issue additional shares of common or preferred stock.  Our Board of Directors has the ability to authorize “blank check” preferred stock without future shareholder approval. This makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us by means of a merger, tender offer, proxy contest or otherwise, including a transaction in which our stockholders would receive a premium over the market price for their shares and/or any other transaction that might otherwise be deemed to be in their best interests, and thereby protects the continuity of our management and limits an investor’s opportunity to profit by their investment in the Company.  Specifically, if in the due exercise of its fiduciary obligations, the Board of Directors were to determine that a takeover proposal was not in our best interest, shares could be issued by our Board of Directors without stockholder approval in one or more transactions that might prevent or render more difficult or costly the completion of the takeover by:

●	diluting the voting or other rights of the proposed acquirer or insurgent stockholder group,

●	putting a substantial voting bloc in institutional or other hands that might undertake to support the incumbent Board of Directors, or

●	effecting an acquisition that might complicate or preclude the takeover.

Nevada Anti-Takeover Law may discourage acquirers and eliminate a potentially beneficial sale for our stockholders.

We are subject to the provisions of Section 78.438 of the Nevada Revised Statutes concerning corporate takeovers.  This section prevents many Nevada corporations from engaging in a business combination with any interested stockholder, under specified circumstances. For these purposes, a business combination includes a merger or sale of more than 5% of our assets, and an interested stockholder includes a stockholder who owns 10% or more of our outstanding voting stock, as well as affiliates and associates of these persons.  Under these provisions, this type of business combination is prohibited for three years following the date that the stockholder became an interested stockholder unless:

●	the transaction in which the stockholder became an interested stockholder is approved by the Board of Directors prior to the date the interested stockholder attained that status;

●	on consummation of the transaction that resulted in the stockholder’s becoming an interested stockholder, the interested stockholder owned at least 90% of the voting stock of the corporation outstanding at the time the transaction was commenced, excluding those shares owned by persons who are directors and also officers; or

●	on or subsequent to that date, the business combination is approved by the Board of Directors and authorized at an annual or special meeting of stockholders by the affirmative vote of at least a majority of the outstanding voting stock that is not owned by the interested stockholder.

This statute could prohibit or delay mergers or other takeover or change in control attempts and, accordingly, may discourage attempts to acquire us.

Our indemnification of our officers and directors may cause us to use corporate resources to the detriment of our stockholders.

Our articles of incorporation eliminate the personal liability of our directors for monetary damages arising from a breach of their fiduciary duty as directors to the fullest extent permitted by Nevada law.  This limitation does not affect the availability of equitable remedies, such as injunctive relief or rescission.  Our articles of incorporation require us to indemnify our directors and officers to the fullest extent permitted by Nevada law, including in circumstances in which indemnification is otherwise discretionary under Nevada law.

Under Nevada law, we may indemnify our directors or officers or other persons who were, are or are threatened to be made a named defendant or respondent in a proceeding because the person is or was our director, officer, employee or agent, if we determine that the person:

●	conducted himself or herself in good faith, reasonably believed, in the case of conduct in his or her official capacity as our director or officer, that his or her conduct was in our best interests, and, in all other cases, that his or her conduct was at least not opposed to our best interests; and

●	in the case of any criminal proceeding, had no reasonable cause to believe that his or her conduct was unlawful.

These persons may be indemnified against expenses, including attorneys’ fees, judgments, fines, including excise taxes, and amounts paid in settlement, actually and reasonably incurred by the person in connection with the proceeding.  If the person is found liable to the corporation, no indemnification will be made unless the court in which the action was brought determines that the person is fairly and reasonably entitled to indemnity in an amount that the court will establish.

Insofar as indemnification for liabilities under the Securities Act may be permitted to directors, officers or persons controlling us under the above provisions, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

The obligations associated with being a public company require significant resources and management attention, which may divert from our business operations.

Following consummation of our initial public offering, we became subject to the reporting requirements of the Exchange Act, and The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports, proxy statements, and other information. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting.  Our Chief Executive Officer and Chief Financial Officer are required to certify that our disclosure controls and procedures are effective in ensuring that material information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We will need to hire additional financial reporting, internal controls and other financial personnel in order to enhance appropriate internal controls and reporting procedures.  As a result, we will incur significant legal, accounting and other expenses. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. In addition, we cannot predict or estimate the amount of additional costs we may incur in order to comply with these requirements. We anticipate that these costs will materially increase our selling, general and administrative expenses.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting.  In connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we may identify deficiencies.  Additionally, in the event we are no longer a smaller reporting company, as defined under the Exchange Act, and we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act of 2002, then we may not be able to obtain the independent registered public accountants' certifications required by that act, which may preclude us from keeping our filings with the SEC current, and interfere with the ability of investors to trade our securities and our shares to continue to be listed on the Nasdaq Capital Market. This annual report does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately or prevent fraud.  Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud.  If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed.  With each prospective acquisition we may make we will conduct whatever due diligence is necessary or prudent to assure us that the acquisition target can comply with the internal controls requirements of the Sarbanes-Oxley Act.  Notwithstanding our diligence, certain internal controls deficiencies may not be detected.  As a result, any internal control deficiencies may adversely affect our financial condition, results of operations and access to capital.  We have not performed an in-depth analysis to determine if historical undiscovered failures of internal controls exist, and may in the future discover areas of our internal controls that need improvement.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and rules implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, these rules and regulations increase our compliance costs and make certain activities more time consuming and costly. As a public company, these rules and regulations may make it more difficult and expensive for us to maintain our director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	our ability to execute our business plan and complete prospective acquisitions;

●	changes in our industry;

●	competitive pricing pressures;

●	our ability to obtain working capital financing;

●	additions or departures of key personnel;

●	limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;

●	sales of our common stock (particularly following effectiveness of this registration statement);

●	operating results that fall below expectations;

●	regulatory developments;

●	economic and other external factors;

●	period-to-period fluctuations in our financial results;

●	our inability to develop or acquire new or needed technologies;

●	the public’s response to press releases or other public announcements by us or third parties, including filings with the SEC;

●	changes in financial estimates or ratings by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock;

●	the development and sustainability of an active trading market for our common stock; and

●	any future sales of our common stock by our officers, directors and significant stockholders.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Our shares of common stock may be thinly traded, and the price may not reflect our value, and there can be no assurance that there will be an active market for our shares of common stock either now or in the future.

Our shares of common stock are thinly traded, our common stock is available to be traded and is held by a small number of holders, and the price may not reflect our actual or perceived value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. The market liquidity will be dependent on the perception of our operating business, among other things.  We will take certain steps including utilizing investor awareness campaigns, investor relations firms, press releases, road shows and conferences to increase awareness of our business. Any steps that we might take to bring us to the awareness of investors may require that we compensate consultants with cash and/or stock. There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on our trading volume. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business, and trading may be at an inflated price relative to the performance of the Company due to, among other things, the availability of sellers of our shares. If an active market should develop, the price may be highly volatile. Because there is currently a relatively low per-share price for our common stock, many brokerage firms or clearing firms are not willing to effect transactions in the securities or accept our shares for deposit in an account. Many lending institutions will not permit the use of low priced shares of common stock as collateral for any loans.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market upon the expiration of any statutory holding period under Rule 144, or shares issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and, in anticipation of which, the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

In general, a non-affiliated person who has held restricted shares for a period of six months, under Rule 144, may sell into the market our common stock all of their shares, subject to the Company being current in its periodic reports filed with the SEC.  As of March 24, 2015, approximately 9,985,350 shares of common stock of the 19,791,407 shares issued and outstanding were free trading. In our case an affiliate of the Company may sell an amount equal to the greater of 1% of the outstanding shares or the average weekly number of our shares sold in the last four weeks prior to such sale.  Such sales may be repeated once every three months, and any of the restricted shares may be sold by a non-affiliate without any restriction after they have been held six months.

Sales of substantial amounts of our common stock in the public market by the selling stockholders, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares.  Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available.

In addition, as of December 31, 2014, there were 511,262 shares subject to outstanding warrants, 2,792,658 shares subject to outstanding options (including 625,000 outside of our plan), 35,715 shares accrued as compensation for services but not issued and an additional 466,842 shares (as amended) reserved for future issuance under our Amended and Restated 2011 Employee Stock Incentive Plan that will become, or have already become, eligible for sale in the public market to the extent permitted by any applicable vesting requirements, the lock-up agreements and Rules 144 and 701 under the Securities Act.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

The Company’s executive offices are located at 2479 E. Bayshore Road, Suite 195, Palo Alto, CA 94303; Tel (408) 702-2167. The Company entered into a 64-month lease for the facility commencing in October 2014 at a monthly base rent of $14,000 for approximately 4,377 square feet of office space, which expires January 31, 2020. Sysorex Government Services/Sysorex Federal offices are located at 13800 Coppermine Road, Suite 300, Herndon, VA 20171 under a shared office lease which ends July 2015. Monthly rental is $175.

Lilien’s executive offices are located at 17 E. Sir Francis Drake Blvd., Suite 110 Larkspur, CA 94939. The monthly rental is $22,000 for approximately 6,632 square feet of office space under a lease, which expires on July 31, 2016 with three one-year options to extend.

Lilien’s sales offices are located at:

841 Bishop Street, Suite 2208, Honolulu, HI 96813. The monthly base rental is currently $2,000 under a lease, which expires on August 31, 2016.

11235 SE 6th Street, Suite 155, Bellevue, WA 98004. The monthly base rental is currently $6,000 under a lease, which expires on April 30, 2018.

15220 NW Greenbrier Parkway, Suite 230, Beaverton, OR 97006. The monthly base rental is currently $1,600 under a lease, which expires on August 31, 2015.

2175 Salk Avenue, Suite 150, Carlsbad, CA 92008. The monthly base rental is $9,000 under a lease, which expires on September 14, 2017.

Shoom’s executive offices are located at 6345 Balboa Boulevard, Suite 247, Encino, CA 91316.  The monthly rental is currently $10,780 for approximately 5,738 square feet of office space under a lease, which expires on July 31, 2017 with a five-year option to extend. Shoom pays the landlord a pro rata share of 10.8% for operating costs.

AirPatrol’s executive office is located at 8171 Maple Lawn Blvd., Suite 310, Maple Lawn, MD 20759.  The monthly rental is currently $14,000 under a lease, which expires December 31, 2018 with a five-year option to extend.  AirPatrol pays the landlord a pro rata share of 6.10% for operating costs.

AirPatrol Research Corporation has an office located at 2963 Glen Drive, Suite 405, Coquitlam, BC V3B 2P7.  The monthly rental is currently $10,981.06 under a lease which includes a pro rata share of the operating costs, and expires September 30, 2018 with a five-year option to extend.

During 2014 Sysorex Arabia LLC maintained an office at Akaria Center, Building 1, Suite 302-2, Riyadh, Saudi Arabia.  The lease called for annual rent of approximately $16,000 and expired in the first quarter 2015. The Company did not renew the lease.

We believe that each of our properties is suitable and adequate for the operations conducted therein.

ITEM 3: LEGAL PROCEEDINGS

 From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. No legal proceedings, government actions, administrative actions, investigations or claims are currently pending against us or involve the Company which, in the opinion of the management of the Company, could reasonably be expected to have a material adverse effect on its business or financial condition.

There are no proceedings in which any of the directors, officers or affiliates of the Company, or any registered or beneficial holder of more than 5% of the Company’s voting securities, is an adverse party or has a material interest adverse to that of the Company.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded under the symbol “SYRX” on the Nasdaq Capital Market.  Prior to our initial public offering on April 8, 2014, our common stock was previously quoted on the OTC Pink market under the symbol “SYRX.” The following table sets forth the high and low sales prices on Nasdaq following our listing on the Nasdaq Capital Market, and prior to such time, the historical high and low bid prices for our common stock for the periods indicated as reported by the OTC Markets. The bid quotations reported by the OTC Markets reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. All prices reflect the 1-for-2 reverse stock split effected on April 8, 2014.

Period	High	Low
Year Ended December 31, 2014
October 1, 2014 through December 31, 2014	$4.20	$0.98
July 1, 2014 through September 30, 2014	$4.45	$3.50
April 1, 2014 through June 30, 2014	$6.21	$3.44
January 1, 2014 through March 31, 2014	$6.50	$2.25

Year Ended December 31, 2013
October 31, 2013 through December 31, 2013	$6.90	$2.00
July 1, 2013 through September 30, 2013	$7.00	$4.80
April 1, 2013 through June 30, 2013	$3.00	$2.00
January 1, 2013 through March 31, 2013	$3.20	$0.68

Holders of Record

According to our transfer agent, as of March 24, 2015 we had approximately 533 shareholders of record. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name. Our stock transfer agent is Corporate Stock Transfer Inc., 3200 Cherry Creek Drive South, Suite 430, Denver, CO 80209.

Dividends

We have not declared nor paid any cash dividends on our common stock, and we currently intend to retain future earnings, if any, to finance the expansion of our business, and we do not expect to pay any cash dividends in the foreseeable future.  The decision whether to pay cash dividends on our common stock will be made by our board of directors, in their discretion, and will depend on our financial condition, results of operations, capital requirements and other factors that our board of directors considers significant.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2014.

Recent Issuances of Unregistered Securities

On December 23, 2014, the Company issued 62,909 shares of common stock to a consultant under the terms of a consulting services agreement which were fully vested upon date of grant.

The shares were issued in a transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act, which exempts transactions by an issuer not involving any public offering.  The Company relied on the representations made by the stockholder.  No commissions were paid and no underwriter or placement agent was involved in this transactions.

Use of Proceeds

On April 15, 2014, the Company offered and sold an aggregate of 3,333,333 shares of common stock (the “Shares”), including 166,667 shares (the “Selling Shareholder Shares”) of common stock of Geoffrey Lilien (the “Selling Shareholder”), an executive officer and director of the Company, registered pursuant to a Registration Statement on Form S-1 (File No. 333-191648) declared effective on April 8, 2014 and a related prospectus, at a price to the public of $6.00. The Company received gross proceeds of approximately $20 million, including gross proceeds of $930,000 to the Selling Shareholder.  Wellington Shields & Co. LLC, and Dougherty & Co. LLC were the co-managing underwriters in connection with the offer and sale of the Shares.

The Company paid an aggregate of $1.7 million to the underwriters in connection with respect to the sale of the Shares. An additional $70,000 was also paid to the underwriters by the Selling Shareholder in connection with the sale of the Selling Shareholder Shares.  The Company incurred approximately $689,000 of other expenses in connection with the issuance and distribution of the securities registered to include legal, accounting, and printing.

Of the approximately $17.3 million received by the Company from the offer and sale of the Shares, approximately $8.5 million was utilized in the acquisition of AirPatrol, which amount was allocated at closing to and among certain AirPatrol creditors, payees and holders of AirPatrol’s issued and outstanding capital stock. At December 31, 2014, the Company has used an additional $4.1 million for the operations of AirPatrol, $754,000 to pay notes payable and other liabilities, $2.1 million for legal, accounting, professional fees and road show costs related to the acquisition and other operations, $992,000 to pay down the revolving credit line, and $900,000 loaned to a third party pursuant to a promissory note. As of December 31, 2014 all proceeds of the offering have been used.

ITEM 6: SELECTED FINANCIAL DATA.

As a smaller reporting company we are not required to provide this information.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis here and throughout this Form 10-K contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements, due to a number of factors, including but not limited to, risks described in the section entitled “Risk Factors.”

 Except where indicated, all share and per share data in this section, as well as the consolidated financial statements, reflect the reverse stock split effected on April 8, 2014.

Overview of Our Business

Sysorex Global Holdings Corp. (“Sysorex” or the “Company”) provides data analytics and indoor-location based solutions and services to commercial and government customers worldwide. We have developed a new kind of discovery platform that blends data from traditional software and network systems with the growing universe of mobile and Internet-connected things. In doing so we have created a high velocity, secure and scalable platform that allows customers to evaluate their most complex business issues, and compete successfully in their respective markets. Our analytics products provide turnkey vertical solutions from ETL (extract, transfer, load) to BI (business intelligence) to the final visualization of the data. These solutions are available on-premise or in the Cloud.

Sysorex’s data analytics products integrate with our AirPatrol product line, which focuses on collecting data from any wireless device in close proximity (Cellular, WiFi, BLE, RFID, etc.). We believe we can provide the right information at the right time based on our integrated solutions allowing us to uniquely blend the real world and the digital world. We believe that our AirPatrol product line is also well positioned in the Cyber Security market as mobile device management and detection technology. We believe that our location accuracy of sub 10-feet and our ability to capture all RF frequencies is unmatched. Detecting rogue devices that could be a security threat to an enterprise or government agency and then providing accurate location of that device is an important security application for our customers. Our AirPatrol product line has two patents and several others pending worldwide.

Sysorex also provides supporting products and services including enterprise computing and storage, virtualization, business continuity, data migration; custom application development, networking and information technology business consulting services. These allow Sysorex to offer turnkey solutions when requested by customers.

Our IT Commercial segment revenues are typically driven by purchase orders that are received on a monthly basis. Approximately 20% of these purchase orders are recurring contracts that range from one to five years for warranty and maintenance support. For these contracts the customer is invoiced one time and pays Sysorex upfront for the full term of the warranty and maintenance contract. Revenue from these contracts is determinable ratably over the contract period with the unearned revenue recorded as deferred revenue and amortized over the contract period. We have a 30-year history and a high repeat customer rate of approximately 50-60% annually. Our revenues are diversified over hundreds of customers and no one customer exceeds 15% of revenues. Management believes this diversification provides stability to our revenue streams.

Our eSolutions software-as-a-service (SaaS) contracts are typically performed for periods of one or more years and we have a high customer retention rate. Sysorex offers eSolutions including eTearsheets, invoicing, CRM, and other products and services to approximately 700 newspapers in the Cloud. Cloud or SaaS based analytics is a growing market that Sysorex intends to pursue beyond the media vertical that we are in today.

Our location-based technology sales are expected to grow in 2015; however sales cycles proved to be longer than we expected in 2014 and this trend could continue in 2015. The long sales cycles result from customer related issues such as budget and procurement processes but also because customers found additional use-cases for the products and requested further evaluations.

Recent events such as the budget impasse and sequestration in the federal government could continue to impact government customer funding for projects that our IT Government segment is pursuing by delaying payment or decisions on contract/task order awards, as the Company has experienced with prior awards. However, our government contracts are currently approximately 13% of our total revenues. Such government contracts typically have a three to five year term and we believe that our recent government contract revenues will be indicative of future government contract based revenues.

Recent Events

Reverse Stock-Split

In connection with the Company’s initial public offering described below and in order to satisfy the initial listing requirements for The Nasdaq Capital Market, on April 8, 2014 the Company filed a Certificate of Amendment to its Articles of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Nevada to effect a one-for-two reverse split of the Company’s common stock, with no reduction in authorized capital.

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

On April 15, 2014, upon the closing of the Offering, the Company received approximately $16.6 million from the sale of 3,166,666 Shares in the Offering, excluding the Shares sold by the selling stockholder, after deducting the underwriting discounts, fees and commissions.  The net proceeds of the Offering were used in connection with the acquisition of AirPatrol and will also be used to expand the Company’s sales and marketing efforts, including expanding its Washington, D.C. office, for future strategic acquisitions, and for working capital and other general corporate purposes.

Nasdaq Listing

On April 10, 2014, in connection with the offering of the Shares described above, the Company’s common stock began trading on The Nasdaq Capital Market, under the symbol “SYRX.”

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

Our significant accounting policies are discussed in Note 2 of the audited financial statements for the years ended December 31, 2014 and 2013. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.  There have been no changes to estimates during the periods presented in the filing. Historically changes in management estimates have not been material.

Revenue Recognition

We provide IT solutions and services to  customers with revenues derived primarily from the sale of third-party hardware and software products, software, assurance, licenses and other consulting services, including maintenance services. The products and services we sell, and the manner in which they are bundled, are technologically complex and the characterization of these products and services require judgment in order to apply revenue recognition policies. For all these revenue sources, we determine whether we are the principal or agent in accordance with Accounting Standards Codification Topic, 605-45 Principal Agent Considerations.

 We allocate the total arrangement consideration to the deliverables based on an estimated selling price of our products and services and report revenues containing multiple deliverable arrangements under ASC 605-25 “Revenue Arrangements with Multiple Deliverables” (“ASC-605-25”). These multiple deliverable arrangements primarily consist of the following deliverables: third-party computer hardware, third-party software, third-party hardware and software maintenance (a.k.a. support), and third-party services. We determine the estimated selling price using cost plus a reasonable margin for each deliverable, which was based on our established policies and procedures for providing customers with quotes, as well as historical gross margins for our products and services. From time to time our personnel are contracted to perform installation and services for the customer. In situations where we bundle all or a portion of the separate elements, Vendor Specific Objective Evidence (“VSOE”) is determined based on prices when sold separately.  Our revenue recognition policies vary based upon these revenue sources and the mischaracterization of these products and services could result in misapplication of revenue recognition polices.

We recognize revenue when the following criteria are met (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured. Generally, these criteria are met upon shipment to customers with respect to the sales of hardware and software products. With respect to our maintenance and other service agreements, this criteria is met once the service has been provided. Revenue from the sales of our services on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. We recognize revenue for sales of all services on a fixed fee ratably over the term of the arrangement as such services are provided. The Company evaluates whether the revenues it receives from the sale of hardware and software products, licenses, and services, including maintenance and professional consulting services, should be recognized on a gross or net basis on a transaction by transaction basis. We maintain primary responsibility for the materials and procedures utilized to service our customers, even in connection with the sale of third party-products and maintenance services as we are responsible for the fulfillment and acceptability of the products and services purchased by our customers. In addition, the nature of the products sold to our customers are such that they need configuration in order to be utilized properly for the purposes intended by the customer and therefore we assume certain responsibility for product staging, configuration, installation, modification, and integration with other client systems, or retain general inventory risk upon customer return or rejection. Our customers rely on us to develop the appropriate solutions and specifications applicable to their specific system and then integrate any such required products or services into their systems. As described above, we are responsible for the day to day maintenance and warranty services provided in connection with all of our existing customer relationships, whether such services are ultimately provided directly by the Company and its employees or by the applicable third party service provider. As of the date of this filing, after an evaluation of all of our existing customer relationships, we have concluded that we are the primary obligor to all of our existing customers and therefore recognize all revenues on a gross basis.

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

When assessing the recoverability of our long-lived assets, which include property and equipment and finite-lived intangible assets, we make assumptions regarding estimated future cash flows and other factors. Some of these assumptions involve a high degree of judgment and also bear a significant impact on the assessment conclusions. Included among these assumptions are estimating undiscounted future cash flows, including the projection of comparable sales, operating expenses, capital requirements for maintaining property and equipment and residual value of asset groups. We formulate estimates from historical experience and assumptions of future performance, based on business plans and forecasts, recent economic and business trends, and competitive conditions. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge. Due to the decrease in the stock price, the Company performed a valuation analyses to be used in complying with FASB ASC 350-20 Intangibles – Goodwill and Other and determined the fair values of the Reporting Units are greater than their carrying values indicated no impairment as of December 31, 2014. Accordingly, the Company did not record an impairment charge for the years ended December 31, 2014 and, 2013.

We evaluate the remaining useful lives of long-lived assets and identifiable intangible assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. Such events or circumstances may include (but are not limited to): the effects of obsolescence, demand, competition, and/or other economic factors including the stability of the industry in which we operate, known technological advances, legislative actions, or changes in the regulatory environment. If the estimated remaining useful lives change, the remaining carrying amount of the long-lived assets and identifiable intangible assets would be amortized prospectively over that revised remaining useful life. The Company performed a valuation analyses and determined there was no revision required to the remaining amortization periods related to any of our long lived assets as of December 31, 2014. Accordingly, we believe that the current estimated useful lives of long-lived assets reflect the period over which they are expected to contribute to future cash flows and are therefore deemed appropriate.

Goodwill and Indefinite-lived Assets

We have recorded goodwill and other indefinite-lived assets in connection with our acquisitions of Lilien, Shoom and AirPatrol. Goodwill, which represents the excess of acquisition cost over the fair value of the net tangible and intangible assets of the acquired company, is not amortized. Indefinite-lived intangible assets are stated at fair value as of the date acquired in a business combination. Our goodwill balance and other assets with indefinite lives are evaluated for potential impairment during the fourth quarter of each year and in certain other circumstances. The evaluation of impairment involves comparing the current fair value of the business to the recorded value, including goodwill. To determine the fair value of the business, we utilize both the “Income Approach”, which is based on estimates of future net cash flows and the “Market Approach”, which observes transactional evidence involving similar businesses. The Company performed a valuation analyses to be used in complying with FASB ASC 350-20 Intangibles – Goodwill and Other and determined the fair values of the Reporting Units are greater than their carrying values indicated no impairment as of December 31, 2014. Accordingly, the Company did not record an impairment charge for the years ended December 31, 2014 and, 2013.

Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair value due to the short-term nature of these instruments.

Fair value is defined as an exit price, representing the amount that would be received upon the sale of an asset or payment to transfer a liability in an orderly transaction between market participants. Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

Level 1. Quoted prices in active markets for identical assets or liabilities.

Level 2. Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable, either directly or indirectly.

Level 3. Significant unobservable inputs that cannot be corroborated by market data.

The Black-Scholes option valuation model is used to estimate the fair value of the warrants or options granted. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options or warrants. The expected volatility is estimated based on analysis of the historical volatility rates of several other similarly situated companies (using a number of observations that was at least equal to or exceeded the number of observations in the life of the derivative financial instrument at issue). The risk free interest rates were obtained from publicly available U.S. Treasury yield curve rates. The dividend yield is zero because we have not paid dividends and do not expect to pay dividends in the foreseeable future.

Prior to the Company uplisting to Nasdaq on April 10, 2014, the fair value of our common stock was derived from the valuation of our Company using a combination of the discounted cash flows method and comparable companies’ methods that included multiples based upon the last twelve months and forward revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”). Management determined that the results of its valuation were reasonable.

Deferred Income Taxes

In accordance with ASC 740 “Income Taxes” (“ASC 740”), management routinely evaluates the likelihood of the realization of its income tax benefits and the recognition of its deferred tax assets. In evaluating the need for any valuation allowance, management will assess whether it is more likely than not that some portion, or all, of the deferred tax asset may not be realized. Ultimately, the realization of deferred tax assets is dependent upon the generation of future taxable income during those periods in which temporary differences become deductible and/or tax credits and tax loss carry-forwards can be utilized. In performing its analyses, management considers both positive and negative evidence including historical financial performance, previous earnings patterns, future earnings forecasts, tax planning strategies, economic and business trends and the potential realization of net operating loss carry-forwards within a reasonable timeframe. To this end, management considered (i) that we have had historical losses in the prior years and cannot anticipate generating a sufficient level of future profits in order to realize the benefits of its deferred tax asset; (ii) tax planning strategies; and (iii) the adequacy of future income as of and for the year ended December 31, 2014, based upon certain economic conditions and historical losses through December 31, 2014, management deemed it appropriate and established a full valuation allowance.

A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax filings that do not meet these recognition and measurement standards. As of December 31, 2014 and 2013, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the years ended December 31, 2014 and 2013.

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

As of December 31, 2014 and 2013, allowance for credit losses included an allowance for doubtful accounts of approximately $535,000 and $548,000, respectively, due to the aging of the items greater than 120 days outstanding and other potential non-collections.

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

Upon acquisition, the accounts and results of operations are consolidated as of and subsequent to the acquisition date and are included in our Consolidated Financial Statements from the acquisition date.

Stock-Based Compensation

We account for equity instruments issued to non-employees in accordance with accounting guidance which requires that such equity instruments are recorded at their fair value on the measurement date, which is typically the date the services are performed.

We account for equity instruments issued to employees in accordance with accounting guidance that requires that awards are recorded at their fair value on the date of grant and are amortized over the vesting period of the award. We recognize compensation costs over the requisite service period of the award, which is generally the vesting term of the equity instrument issued.

The Black-Scholes option valuation model is used to estimate the fair value of the options or their equivalent. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options or warrants. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the options granted.

The principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:

	December 31, 2014	December 31, 2013
Risk-free interest rate	2.29% to 2.82%	1.8% to 2.8%
Expected life of option grants	10 years	10 years
Expected volatility of underlying stock	38.1% to 39.4%	39.4% to 39.7%
Dividends	-	-

Operating Segments

The Company operates in the following business segments:

IT Commercial.  Information technology solutions services to commercial organizations. These services include enterprise computing and storage, Big Data products and services, virtualization, business continuity, networking and information technology business consulting services and other related products and services.

IT Government.  Information technology and telecommunications solutions and services primarily to government agencies. The operations include systems integration and consulting, including, but not limited to: custom application/software design, architecture and development, data center design and operations services, command control, computer communication, intelligence (C4I) system consulting, program management and security solutions and other related products and services.

eSolutions.  Internet based hosting eServices to its customers located in Europe (Foreign), Canada (Foreign) and the United States (Domestic) by providing Cloud-based data analytics and enterprise solutions to the media, publishing, and entertainment industries.

Location-based Technology. Mobile security and analytics platform for wireless and cellular devices that can detect, monitor and manage the content and behavior of smartphones, tablets, laptops and other mobile devices based on their location and user.

Prior to the acquisitions of Lilien, Shoom and AirPatrol the Company operated only in the IT Government segment.

Results of Operations

Year Ended December 31, 2014 compared to the Year Ended December 31, 2013

Revenues

Revenues for the year ended December 31, 2014 were $62.9 million compared to $50.6 million for the comparable period in the prior year. The increase of $12.3 million, or approximately 24%, is primarily due to the acquisitions we have completed and excludes approximately $1 million in sales from our IT commercial operating segment that was not recognized in the fourth quarter as a result of a shipment that was delayed until the first week of 2015. Information technology solutions services to commercial organizations revenue was $52.5 million for the year ended December 31, 2014 as compared to $44.6 million for the year ended December 31, 2013.  Internet based hosting eService revenue was $4.0 million for the year ended December 31, 2014 as compared to $1.3 million for the year ended December 31, 2013. Information technology solutions services to U.S. and foreign government (Sysorex’ historical business) revenue was $4.6 million for the year ended December 31, 2014 as compared to $4.7 million for the year ended December 31, 2013. Location based technology revenue was $1.9 million for the year ended December 31, 2014 as compared to $0 for the year ended December 31, 2013 as the Company did not do business in this segment prior to the acquisition of AirPatrol.

Cost of Revenues

Cost of revenues for the year ended December 31, 2014 was $44.2 million compared to $38.3 million for the comparable period in the prior year. This increase of $5.9 million, or approximately 15%, was primarily attributable to a full year’s cost of revenue for Lilien and Shoom which were acquired during March 2013 and August 2013, respectively, and the acquisition of AirPatrol which was acquired in April 2014. IT solutions services to commercial organizations cost of revenue was $41 million for the year ended December 31, 2014 as compared to $35.5 million for the year ended December 31, 2013.  Internet based hosting eService cost of revenue was $801,000 for the year ended December 31, 2014 as compared to $279,000 for the year ended December 31, 2013. Information technology solutions services to U.S. and foreign government (Sysorex’ historical business) cost of revenue was $2 million for the year ended December 31, 2014 as compared to $2.6 million for the year ended December 31, 2013. Location based technology cost of revenue was $406,000 for the year ended December 31, 2014 as compared to $0 for the year ended December 31, 2013 as the Company did not do business in this segment prior to the acquisition of AirPatrol.

The gross profit margin for the year ended December 31, 2014 was 30% compared to 24% for the year ended December 31, 2013. The increase in gross margin is a result of our sales shifting to higher margin products from recent acquisitions and an increase in revenue from our data analytics and managed services in the IT commercial operating segment. The gross margin attributable to information technology solutions services sold to commercial organizations was 22% for the year ended December 31, 2014 as compared to 20% for the year ended December 31, 2013. Internet based hosting eService gross margin was 80% for the year ended December 31, 2014 as compared to 79% during the year ended December 31, 2013. The gross margin from information technology solutions services to U.S. and foreign governments (Sysorex’ historical business) was 57% for the year ended December 31, 2014 and 45% for the year ended December 31, 2013 due to a high margin short term contract. Location based technology gross margin was 79% for the year ended December 31, 2014 as compared to 0% during the year ended December 31, 2013 as the Company did not do business in this segment prior to the acquisition of AirPatrol.

Operating Expenses

Operating expenses for the year ended December 31, 2014 were $26.4 million and $16.2 million for the comparable period ended December 31, 2013. This increase of $10.2 million was primarily attributable to the inclusion of a full year year’s operating expenses of Lilien and Shoom which were acquired during March 2013 and August 2013, respectively and the acquisition of AirPatrol which was acquired in April 2014 as well as reporting and SEC compliance costs associated with the Company’s public reporting status.

Loss From Operations

Loss from operations for the year ended December 31, 2014 was $7.7 million as compared to$3.9 million for the comparable period in the prior year. This increase of $3.8 million was primarily attributable to the AirPatrol acquisition, amortization of intangibles, stock-based compensation and other expenses related to being a public company.

Other Income/Expense

Other income/expense consisted primarily of interest expense and gain on the settlement of obligations. Interest expense for the years ended December 31, 2014 and 2013 were $387,000 and $315,000, respectively. The increase of $72,000 was primarily attributable to debt financing costs that are being amortized to interest expense. Gain on the settlement of obligation for the years ended December 31, 2014 and 2013 was from a non-cash gain of $394,000 and $155,000, respectively. Gain on settlement of obligation represents trade payables that have been cancelled or reduced as a result of settlement or the operation of law. For the year ended December 31, 2013, other income/expense included a non-cash charge of $489,000 for a change in fair value of derivative liability for warrants issued.

Provision for Income Taxes

The was no provision for income taxes for the years ended December 31, 2014 and 2013 as we were in a net loss position. Deferred tax assets resulting from such losses are fully reserved as of December 31, 2014 and 2013 since, at present we have no history of taxable income and it is more likely than not that such assets will not be realized.

Net Loss Attributable To Non-Controlling Interest

Net loss attributable to non-controlling interest for the years ended December 31, 2014 and December 31, 2013 were $116,000 and $272,000, respectively. This decrease in loss of $156,000 was attributable to less loss incurred at Sysorex Arabia due to operations winding down.

Net Loss Attributable To Stockholders of Sysorex Global Holdings Corp.

Net loss attributable to stockholders of Sysorex Global Holdings Corp. for the year ended December 31, 2014 was a loss of $7.5 million compared to $4.3 million for the comparable period in the prior year. This increase in loss of $3.2 million was attributable to the changes described for the various reporting captions discussed above.

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

Adjusted EBITDA for the year ended December 31, 2014 was a loss of $1.9 million compared to income of $569,000 for the prior year period.

The following table presents a reconciliation of net income/loss attributable to stockholders of Sysorex Global Holdings Corp., which is our GAAP operating performance measure, to Adjusted EBITDA for the year ended December 31, 2014 and 2013 (in thousands):

	Years Ended December 31,
	2014	2013
Net loss attributable to common stockholders	$(7,536)	$(4,263)
Adjustments:
Non-recurring one-time charges:
Acquisition transaction/financing costs	676	1,495
Stock-based compensation – acquisition costs	340	318
Costs associated with public offering	45	543
Gain on settlement of obligations	(394)	(155)
Change in the fair value of derivative liability	-	489
Stock-based compensation – compensation and related benefits	1,382	883
Interest expense	387	315
Depreciation and amortization	3,205	944
Adjusted EBITDA	$(1,895)	$569

We rely on Adjusted EBITDA, which is a non-GAAP financial measure for the following:

●	To review and assess the operating performance of our Company as permitted by Accounting Standards Codification Topic 280, Segment Reporting;

●	To compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	As a basis for allocating resources to various projects;

●	As a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	To evaluate internally the performance of our personnel.

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

Proforma Non-GAAP Net Loss per Share

Basic and diluted net loss per share for the twelve months ended December 31, 2014 was ($0.42) compared to ($0.35) for the prior year period. This decrease was attributable to the changes discussed in our results of operations.

Proforma non-GAAP net income (loss) per share is used by our Company’s management as an evaluation tool as it manages the business and is defined as net income (loss) per basic and diluted share adjusted for non-cash items including stock based compensation, amortization of intangibles and one time charges including gain on the settlement of obligations, acquisition costs and the costs associated with the public offering.

Proforma non-GAAP net loss per basic and diluted common share for the twelve months ended December 31, 2014 was ($0.14) compared to income of $0.01per share for the prior year period.

The following table presents a reconciliation of net loss per basic and diluted share, which is our GAAP operating performance measure, to proforma non-GAAP net loss per share for the periods reflected (in thousands, except per share data):

	Years Ended December 31,
	2014	2013
Net loss attributable to common stockholders	$(7,536)	$(4,263)
Adjustments:
Non-recurring one-time charges:
Acquisition transaction/financing costs	676	1,495
Stock-based compensation – acquisition costs	340	318
Costs associated with public offering	45	543
Gain on settlement of obligations	(394)	(155)
Change in the fair value of derivative liability	-	489
Stock-based compensation – compensation and related benefits	1,382	883
Amortization of intangibles	2,913	822
Proforma non-GAAP net loss	$(2,574)	$132
Proforma non-GAAP net loss per basic and diluted common share	$(0.14)	$0.01
Weighted average basic and diluted common shares outstanding	18,111,210	12,287,778

We rely on proforma non-GAAP net loss per share, which is a non-GAAP financial measure:

●	To review and assess the operating performance of our Company as permitted by Accounting Standards Codification Topic 280, Segment Reporting;

●	To compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	As a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	To evaluate internally the performance of our personnel.

We have presented proforma non-GAAP net loss per share above because we believe it conveys useful information to investors regarding our operating results. We believe it provides an additional way for investors to view our operations, when considered with both our GAAP results and the reconciliation to net income (loss), and that by including this information we can provide investors with a more complete understanding of our business. Specifically, we present proforma non-GAAP net loss per share as supplemental disclosure because:

●	We believe proforma non-GAAP net loss per share is a useful tool for investors to assess the operating performance of our business without the effect of non-cash items including stock based compensation, amortization of intangibles and one time charges including acquisition costs and the costs associated with the public offering.

●	We believe that it is useful to provide to investors a standard operating metric used by management to evaluate our operating performance; and

●	We believe that the use of proforma non-GAAP net loss per share is helpful to compare our results to other companies.

Liquidity and Capital Resources as of December 31, 2014

Our current capital resources and operating results as of and through December 31, 2014, consist of:

1)	An overall working capital deficit of $2.8 million;

2)	Cash of $3.2 million;

3)	A revolving line of credit for up to $6 million with a maturity date of April 16, 2016 of which $3.9 million is utilized;

4)	A term loan of $750,000 with a maturity date of August 27, 2015 of which $375,000 is payable; and

5)	Net cash used in operating activities year-to-date of $4.5 million.

We believe our total working capital deficit of $2.8 million does not represent a severe impediment to our operations and growth when its principal components are separately identified and analyzed and the growth of our business is taken into account. The breakdown of our overall working capital deficit is as follows (in thousands):

	Current	Current
Working capital	Assets	Liabilities	Net
Cash	$3,228	$--	$3,228
Accounts receivable / accounts payable	8,225	7,468	757
Notes and other receivables	1,384	--	1,384
Prepaid licenses and contracts / deferred revenue	7,151	8,689	(1,538)
Short term debt	--	5,418	(5,418)
Other	2,073	3,299	(1,226)
Net	$22,061	$24,874	$(2,813)

Accounts receivable exceeds the related accounts payable by $757,000. We do not believe there are material collectability issues with respect to our accounts receivable. Deferred revenue exceeds the related prepaid contracts by $1.5 million and other liabilities exceed other assets by $1.2 million. These deficits are expected to be funded by our anticipated cash flow from operations, as described below, over the next twelve months. We do not believe that the revolving line of credit and the current portion of the term loan which totaled $4.3 million as of December 31, 2014, will have a material adverse effect on our liquidity in the next twelve months as the revolving line of credit principal balance is not due until April 2016. Additionally, as described in the preceding paragraphs, the amount of this credit facility was increased to $6.0 million in August 2013.

Net cash used in operating activities during the year ended December 31, 2014 of $4.5 million consists of net loss of $7.7 million less non-cash expenses of $4.6 million and net cash used of $1.5 million in changes in operating assets and liabilities. We expect net cash from operations during 2015 to be positive as:

1)	We believe AirPatrol will begin generating positive cash flow this year based on its revenue estimates. AirPatrol generates gross margins of approximately 70-80%.

2)	Lilien generated $51.7 million of revenue in 2014 with gross margins of 22%; in 2015 we expect the data analytics and managed services revenues to grow and expand gross margins further which will generate further cash flow.

3)	We expect to grow Shoom’s business which already generates 80% gross margins. As that business grows it will contribute to our cash flow.

4)	Sysorex is currently developing new mobile and analytics products that are expected to generate higher margins.

The Company completed a private offering of its common stock in exchange for approximately $2.1 million with a strategic investor in February 2014. Additionally, we completed our initial public offering on April 9, 2014, which raised net proceeds of $16.6 million. Based on past performance and current expectations, we believe that our current capital resources as of December 31, 2014 and since then will be sufficient to fund planned operations during the next twelve months as long as the Company meets its revenue and gross profit estimates.

We have been actively pursuing equity financing to provide us with capital necessary to continue pursuing the acquisition and expansion strategy that we launched with the acquisition of Lilien in March 2013 and, if necessary, to provide working capital to our current operations. The Company expects that AirPatrol will require additional capital from the Company until AirPatrol reaches positive cash flow, which may have an adverse effect on the Company and its operations. If we are unsuccessful in raising additional capital or obtaining alternative financing during 2015, we may have to postpone or abandon our acquisition and expansion plans.

Liquidity and Capital Resources - Bridge Bank Financing Agreement

Reference is made to the March 15, 2013 Business Finance Agreement by and among Lilien, Sysorex Government Services, Inc., Lilien Systems as co-Borrowers (the “Borrowers”) with Bridge Bank, NA (the “Bank”) under which the Borrowers obtained a revolving line of credit for up to $5,000,000 with a maturity date of March 15, 2015 (the “Bridge Bank Agreement”).

On March 20, 2013, the Borrowers received $4,175,000 under the Bridge Bank Agreement.  Of that amount, $3,000,000 was paid as consideration in connection with the Lilien acquisition effective March 1, 2013.  The balance of $1,175,000 was primarily utilized for acquisition program related expenses totaling $594,000 and reduction of debt and accrued expenses totaling $467,000.

On August 29, 2013 the parties amended the Bridge Bank Agreement in connection with the Company’s acquisition of Shoom (“Amendment 1”), which modified certain sections, waived existing defaults, and increased the credit limit to $6,000,000.  Additionally and concurrently with Amendment 1 the Company entered into a term loan for $750,000 which accrues interest at the greater of 5.25% or the Bank’s prime rate plus 2% and matures on August 27, 2016.  The Company is obligated to make payments of $41,667 on the first day of each month commencing on February 1, 2014 until the loan amount is paid in full.  The Bank received (i) warrants to purchase 83,334 shares of Common Stock exercisable at $0.90 per share in connection with the Agreement on March 20, 2013, and (ii) warrants to purchase 56,250 shares of Common Stock exercisable at $2.40 per share in connection with Amendment 1 on August 29, 2013.

On May 13, 2014 the Company and Bank entered into a second amendment to the Bridge Bank Agreement (“Amendment 2”) in connection with the Company’s acquisition of AirPatrol. The provisions of the amendment are effective as of April 16, 2014.  Amendment 2 amended certain sections of the Bridge Bank Agreement; extended the revolving advances maturity date to April 16, 2016; defined the Term advance maturity date as August 27, 2015; approved the acquisition of AirPatrol Corporation and waived any defaults by the Company of the Performance to Plan covenant since August 29, 2013 through the date of Amendment 2.

On December 31, 2014 the Company and the Bank entered into a third amendment to the Bridge Bank Agreement (“Amendment 3”) to amend certain sections and for the Bank to waive existing defaults by the Company. Amendment 3 waived the Performance to Plan ratio for July 2014 through November 2014 and the Company was deemed to be in compliance as of December 31, 2014.  The Bank assessed a waiver fee of $51,000 of which $10,000 was paid upon execution of the amendment and $41,000 was to be paid upon the earliest of the submission of the March 31, 2015 compliance documents, April 30, 2015, or the occurrence of a default, however, the Bank will waive the second installment of the fee if no event of default has occurred through the quarter ended March 31, 2015. The Performance to Plan covenant was replaced with an adjusted EBITDA measurement whereby the adjusted EBITDA for each fiscal quarter must not be at any time less than (i) $125,000 for the fiscal quarter ended December 31, 2014 and (ii) $200,000 for the fiscal quarter ended March 31, 2015 and each fiscal quarter ending thereafter. As of December 31, 2014, the principal amount outstanding under the Bridge Bank Agreement was $3,898,000 and an additional $375,000 is outstanding under a term loan.

Liquidity and Capital Resources as of December 31, 2014 Compared With December 31, 2013

The Company’s net cash flows used in operating, investing and financing activities for the year ended December 31, 2014 and 2013 and certain balances as of the end of those periods are as follows (in thousands):

	Years Ended December 31,
	2014	2013
Net cash used in operating activities	$(4,536)	$(2,728)
Net cash provided by (used in) investing activities	(10,396)	1,131
Net cash provided by financing activities	16,074	3,693
Effect of foreign exchange rate changes on cash	(18)	-
Net increase in cash	$1,124	$2,096

	December 31, 2014	December 31, 2013
Cash and cash equivalents	$3,228	$2,104
Working capital (deficit)	$(2,813)	$(7,605)

Operating Activities for the year ended December 31, 2014

Net cash flows used in operating activities during the years ended December 31, 2014 and 2013 were $4.5 million and $2.7 million, respectively.  The net negative cash flows related to the year ended December 31, 2014 consisted of the following (in thousands):

$(7,652)	Net loss
4,597	Non-cash expenses
(1,481)	Net change in operating assets and liabilities
$(4,536)	Net cash used in operating activities

The net loss of $7.7 million consisted primarily of the following (in thousands):

$(1,061)	Expenses attributable to acquisition transaction costs of $1.0 million and $45,000 related to our public offering related activities.
(388)	Loss attributable to the IT Commercial operations. These operating results included non-cash charges for amortization of intangible assets totaling $769,000, otherwise reported operating results would have been a profit of $381,000.
1,145	Profit attributable to the eSolutions operations. These charges include amortization of intangibles of $544,000 otherwise reported operating results would have been a profit of $1.7 million.
(3,416)	Loss attributable to the Location Based Technology operation. These operating results included non-cash charges for amortization of intangible assets totaling $1,600,000, otherwise reported operating results would have been a loss of $1,816,000.
1,143	Profit attributable to the information technology solutions services to U.S. and Foreign governments.
(5,075)	Losses attributable to other Company activities primarily consisting of a non-cash charge of $1.4 million for stock based compensation expense and a gain on the settlement of an obligation of $394,000. All other Company activities represented a net loss of $1,397,000.
$(7,652)	Net loss

The non-cash income and expense of $4.6 million consisted primarily of the following (in thousands):

$3,206	Depreciation and amortization expenses (including amortization of intangibles) primarily attributable to the Lilien, Shoom and AirPatrol operations, which were acquired effective March 1, 2013, August 31, 2013 and April 16, 2014, respectively.
1,723	Stock-based compensation expense attributable to warrants and options issued as part of Company operations and for the AirPatrol acquisition.
(394)	Gain on settlement of obligations
62	Other
$4,597	Total non-cash expenses

The net use of cash in the change in operating assets and liabilities aggregated $1.5 million and consisted primarily of the following (in thousands):

$998	Decrease in accounts receivable and other receivables
(2,963)	Increase in prepaid licenses and maintenance contracts
(946)	Increase in inventory and other assets
(1,204)	Decrease in accounts payable
(989)	Decrease in accrued liabilities and other liabilities
3,623	Increase in deferred revenue
$(1,481)	Net use of cash in the changes in operating assets and liabilities

Operating Activities for the year ended December 31, 2013:

Net cash flows related to operating activities during the year ended December 31, 2013 was negative $2,728,000 and consisted of the following (in thousands):

$(4,535)	Net loss before non-controlling interest
2,939	Non-cash expenses
(1,132)	Net change in operating assets and liabilities
$(2,728)	Net cash used in operating activities

The net loss of $4,535,000 consisted of the following (in thousands):

$(2,356)	Expenses attributable to transaction costs of $1,813,000 directly related to the Lilien, Shoom and AirPatrol acquisitions and $543,000 related to our ongoing public offering related activities.
0	Lilien operations from March 1, 2013, the effective date of our acquisition of Lilien, through December 31, 2013 were essentially break even. These operating results included non-cash charges for amortization of intangible assets totaling $640,000, otherwise Lilien’s reported operating results would have been a profit of $640,000.
268	Profit attributable to the Shoom operations from August 31, 2013, the effective date of the acquisition, through December 31, 2013. These charges include amortization of intangibles of $181,000 otherwise Shoom’s reported operating results would have been a profit of $449,000.
323	Profit attributable to the information technology solutions services to U.S. and Foreign governments.
(2,770)	Losses attributable to other Company activities primarily consisting of a non-cash charge of $489,000 for the change in the fair value of the derivative liability associated with warrants issued, and a non-cash charge of $884,000 for stock based compensation expense. All other Company activities represented a net loss of $1,397,000.
$(4,535)	Net loss

The non-cash expenses of $2,939,000 consisted of the following (in thousands):

$944	Depreciation and amortization expenses primarily attributable to the Lilien and Shoom operations which were acquired effective March 1, 2013 and August 31, 2013, respectively.
1,202	Stock-based compensation expense attributable to warrants and options issued in connection with Lilien, Shoom and other Company operations.
489	Change in the fair value of the derivative liability associated with warrants issued as discussed in the years ended December 31, 2013 and 2012 financials Note 20.
304	Other
$2,939	Total non-cash expenses

The net source (use) of cash in the change in operating assets and liabilities aggregated ($1,132,000) and consisted primarily of changes attributable to the acquisition of Lilien effective March 1, 2013 as follows (in thousands):

$(4,597)	Increase in accounts receivable
(1,241)	Increase in prepaid licenses and maintenance contracts
2,376	Increase in accounts payable
859	Increase in deferred revenue
899	Increase in accrued compensation
572	Other
$(1,132)	Net use of cash in the changes in operating assets and liabilities

Cash Flows from Investing Activities as of December 31, 2014 and 2013

Net cash flows used in investing activities during 2014 was $10.4 million compared to net cash flows provided by investing activities during 2013 of $1.1 million.  Cash flows related to investing activities during the year ended December 31, 2014 included $9.6 million in connection with the AirPatrol acquisition, $1 million for the purchase of property and equipment, $950,000 of advances to third parties, $235,000 investment in capitalized software, offset by $1.1 million in loan repayments received and $125,000 for the redemption of marketable securities. The cash flows related to the year ended December 31, 2013 was comprised of a $3.0 million investment in Lilien and a $1.0 million loan to AirPatrol offset by $1.1 million in cash acquired in connection with the Lilien acquisition, $3.7 million of cash acquired in connection with the Shoom Acquisition and $486,000 from the redemption of marketable securities.

Cash Flows from Financing Activities as of December 31, 2014 and 2013

Net cash flows from financing activities during the years ended December 31, 2014 and 2013 were $16.1 million and $3.7 million, respectively. The positive cash flows related to the year ended December 31, 2014 were comprised primarily of $16.6 million from capital raised from the initial public offering and $2.1 million from proceeds from issuance of common stock, offset by $2.2 million in repayments of line of credit and term loan, and $460,000 in repayments of notes payable. The positive cash flows related to the year ended December 31, 2013 was comprised primarily of $6.4 million of advances from a credit facility. Those funds were primarily utilized for the $3.0 million investment in Lilien, $1.0 million loan to AirPatrol, Lilien, Shoom and AirPatrol acquisition costs of approximately $1.8 million, and $472,000 of repayments of notes, balances due under other credit arrangements and advances from related parties. $2.0 million was paid to the Shoom shareholders as part of the acquisition purchase price which was included as a note payable on the balance sheet.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, please see Note 3 to our financial statements, which are included in this report beginning on page F-1.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SYSOREX GLOBAL HOLDINGS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Sysorex Global Holdings Corp.

We have audited the accompanying consolidated balance sheets of Sysorex Global Holdings Corp. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sysorex Global Holdings Corp. and Subsidiaries as of December 31, 2014 and 2013, and the results of its operations, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

New York, NY

March 26, 2015

SYSOREX GLOBAL HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2014	2013
Assets

Current Assets
Cash and cash equivalents	$3,228	$2,104
Marketable securities	--	125
Accounts receivable, net	8,225	9,581
Notes receivable, related party	90	--
Notes and other receivables	1,294	1,377
Inventory	610	75
Prepaid licenses and maintenance contracts	7,151	6,120
Other current assets	1,463	453

Total Current Assets	22,061	19,835

Prepaid licenses and maintenance contracts, non-current	6,200	4,268
Property and equipment, net	1,308	291
Software development costs, net	278	57
Intangible assets, net	17,676	7,328
Goodwill	13,166	5,708
Other assets	1,371	1,387

Total Assets	$62,060	$38,874

The accompanying notes are an integral part of these financial statements.

SYSOREX GLOBAL HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except share and per share data)

	December 31,	December 31,
	2014	2013

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$7,468	$8,435
Accrued liabilities	3,299	3,842
Deferred revenue	8,689	7,402
Short-term debt	5,418	7,761

Total Current Liabilities	24,874	27,440

Long Term Liabilities
Deferred revenue, non-current	7,181	4,845
Long-term debt	100	292
Other liabilities	684	--
Total Liabilities	32,839	32,577

Commitments and Contingencies

Stockholders' Equity

Preferred stock - $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	--	--
Common stock - $0.001 par value; 50,000,000 shares authorized; 19,707,262 and 14,094,532 issued and outstanding	20	14
Additional paid-in capital	52,122	21,531
Due from Sysorex Consulting Inc.	(666)	(666)
Accumulated other comprehensive income	(18)	3
Accumulated deficit (excluding $2,441,960 reclassified to additional paid in capital in quasi-reorganization)	(20,641)	(13,105)

Stockholders' Equity Attributable to Sysorex Global Holdings Corp.	30,817	7,777

Non- controlling Interest	(1,596)	(1,480)

Total Stockholders' Equity	29,221	6,297

Total Liabilities and Stockholders' Equity	$62,060	$38,874

The accompanying notes are an integral part of these financial statements.

SYSOREX GLOBAL HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	For the Years Ended
	December 31,
	2014	2013
Revenues, Net	$62,949	$50,572

Cost of Revenues	44,209	38,317

Gross Profit	18,740	12,255

Operating Expenses
Compensation and related benefits	15,706	8,859
Professional fees and consulting expenses	2,553	1,700
Occupancy	1,066	417
Acquisition transaction costs	1,016	1,813
Costs associated with public offering	45	543
Amortization of intangibles	2,913	822
Other administrative	3,147	2,017

Total Operating Expenses	26,446	16,171

Loss from Operations	(7,706)	(3,916)

Other Income (Expense)
Interest expense	(387)	(315)
Gain on the settlement of obligations	394	155
Change in fair value of derivative liability	--	(489)
Other	47	30
Total Other Income (Expense)	54	(619)

Loss before Provision for Income Taxes	(7,652)	(4,535)
Provision for Income Taxes	--	--

Net Loss	(7,652)	(4,535)

Net Loss Attributable to Non-controlling Interest	(116)	(272)

Net Loss Attributable to Stockholders of Sysorex Global Holdings Corp.	$(7,536)	$(4,263)

Net Loss Per Share - Basic and Diluted	$(0.42)	$(0.35)

Weighted Average Shares Outstanding
Basic and Diluted	18,111,210	12,287,778

The accompanying notes are an integral part of these financial statements.

SYSOREX GLOBAL HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	For the Years Ended
	December 31,
	2014	2013

Net Loss	$(7,652)	$(4,535)

Unrealized foreign exchange gain/(loss) from cumulative translation adjustments	(18)
Unrealized holding gains in marketable securities including reclassification adjustment of realized gains included in net income	(3)	3

Comprehensive Loss	$(7,673)	$(4,532)

The accompanying notes are an integral part of these financial statements.

SYSOREX GLOBAL HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(In thousands, except share data)

	Common Stock		Additional Paid-In	Due from Sysorex Consulting,	Accumulated Other Comprehensive	Accumulated	Non- Controlling	Total Stockholders'
	Shares	Amount	Capital	Inc.	Income (Loss)	Deficit	Interest	Equity

Balance - January 1, 2013	8,993,759	$9	$6,139	$(666)	$--	$(8,842)	$(1,208)	$(4,568)

Reclassification of derivative liability to equity	--	--	666	--	--	--	--	666
Common stock issued for Lilien Acquisition	3,000,000	3	5,997	--	--	--	--	6,000
Common stock issued for services	208,482	--	535	--	--	--	--	535
Stock options granted to employees and consultants for services	--	--	557	--	--	--	--	557
Warrants issued in connection with Lilien Acquisition	--	--	110	--	--	--	--	110
Warrants issued with recast of bank agreement	--	--	137	--	--	--	--	137
Common stock issued for Shoom Acquisition	1,380,999	2	5,605	--	--	--	--	5,607
Common stock issued for settlement of related party payable	443,717	--	1,775	--	--	--	--	1,775
Accrued liability settled in stock	7,143	--	10	--	--			10
Issuance of common stock in connection with the cashless exercise of warrants	60,432	--	--	--	--	--	--	--
Unrealized gain on marketable securities	--	--	--	--	3	--	--	3
Net loss	--	--	--	--	--	(4,263)	(272)	(4,535)

Balance - December 31, 2013	14,094,532	$14	$21,531	$(666)	$3	$(13,105)	$(1,480)	$6,297

Common shares issued for services	206,536	--	680	--	--	--	--	680
Common shares issued for cash	400,000	--	2,080	--	--	--	--	2,080
Stock options granted to employees for services	--	--	1,043	--	--	--	--	1,043
Common shares issued for net cash proceeds received from public offering	3,166,666	4	16,611	--	--	--	--	16,615
Common shares issued for AirPatrol acquisition	1,832,808	2	10,176	--	--	--	--	10,178
Acquisition shares adjustment	(5,986)	--	(12)	--	--	--	--	(12)
Common shares issued for options exercised	12,539	--	13	--	--	--	--	13
Fractional shares issued from reverse stock split	167	--	--	--	--	--	--	--
Unrealized gain on marketable securities	--	--	--	--	(3)	--	--	(3)
Cumulative translation adjustment	--	--	--	--	(18)	--	--	(18)
Net loss	--	--	--	--	--	(7,536)	(116)	(7,652)

Balance - December 31, 2014	19,707,262	$20	$52,122	$(666)	$(18)	$(20,641)	$(1,596)	$29,221

The accompanying notes are an integral part of these financial statements.

SYSOREX GLOBAL HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended
	December 31,
	2014	2013

Cash Flows from Operating Activities
Net loss	$(7,652)	$(4,535)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	293	122
Amortization of intangible assets	2,913	822
Acquisition shares adjustment	(12)	--
Stock based compensation	1,723	1,202
Investment income	(4)	(3)
Amortization of debt discount	--	17
Change in the fair value of derivative liability	--	489
Gain on settlement of obligations	(394)	(155)
Provision for doubtful accounts	(14)	414
Amortization of deferred financing costs	91	30

Changes in operating assets and liabilities:
Accounts receivable	1,391	(4,597)
Other receivables	(394)	--
Inventory	(269)	(20)
Other current assets	(922)	(83)
Prepaid licenses and maintenance contracts	(2,963)	(1,241)
Deposits	--	370
Other assets	245	266
Accounts payable	(1,204)	2,376
Accrued liabilities	(1,498)	939
Deferred revenue	3,623	859
Other liabilities	510	--
Total Adjustments	3,115	1,807

Net Cash Used in Operating Activities	(4,536)	(2,728)

Cash Flows From (Used in) Investing Activities
Purchase of property and equipment	(1,053)	(79)
Proceeds from the sale of marketable securities	125	486
Investment in capitalized software	(235)	(57)
Cash paid for Lilien	--	(3,000)
Cash acquired in Lilien acquisition	--	1,112
Cash acquired in Shoom acquisition	--	3,669
Loan to non-related company	--	(1,000)
Advance to employee	(90)	--
Advances to third parties	(950)	--
Repayment of notes receivable from third parties	180	--
Cash paid for AirPatrol	(9,514)	--
Cash acquired in AirPatrol acquisition	71	--
Repayment of loans non-related company	1,000	--
Release of restricted cash	70	--
Net Cash Flows (Used in) Provided By Investing Activities	(10,396)	1,131

Cash Flows from Financing Activities
Net proceeds (repayments) from bank facility	(1,799)	5,698
Proceeds from term loan	--	750
Repayment of term loan	(375)	--
Net proceeds from issuance of common stock	2,080	--
Net proceeds from capital raise	16,615	--
Net proceeds from conversion of employee options	13	--
Repayment of advances to related parties	--	(184)
Repayment of notes payable	(300)	(2,168)
Repayment of factor	--	(46)
Advance from Duroob Technology	--	567
Deferred financing fees	--	(7)
Cash deposited in escrow - restricted cash	--	(500)
Repayment of advance from Duroob Technology	(160)	(312)
Repayment of convertible notes	--	(105)

Net Cash Provided by Financing Activities	16,074	3,693

Effect of Foreign Exchange Rate on Changes on Cash	(18)	--

Net Increase in Cash and Cash Equivalents	1,124	2,096

Cash and Cash Equivalents - Beginning of year	2,104	8

Cash and Cash Equivalents - End of year	$3,228	$2,104

Supplemental Disclosure of cash flow information:
Cash paid for:
Interest	$311	$287
Income Taxes	$-	$53

Supplemental disclosures for non-cash operating, investing and financing activities:
Acquisition of Lilien:
Assumption of assets other than cash	$-	$15,180
Assumption of liabilities	$-	$17,217
Issuance of common stock	-	$6,000
Acquisition of Shoom:
Assumption of assets other than cash	$-	$826
Assumption of liabilities	$-	$405
Issuance of common stock	$-	$2,762
Acquisition of AirPatrol:
Assumption of assets other than cash	$843	$-
Assumption of liabilities	$1,811	$-
Issuance of common stock	$10,178	$-

Issuance of common stock for settlement of liability	$-	$1,775

Fair value of warrants granted to bank for credit line amendment	$-	$137

Reclassification of derivative liability to equity	$-	$666

Issuance of common stock for settlement of accrued liability	$-	$10

Issuance of note payable with the acquisition of Shoom	$-	$2,500

The accompanying notes are an integral part of these financial statements.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 1 - Organization and Nature of Business

Overview

Sysorex Global Holdings Corp. (“SGHC”), through its wholly-owned subsidiaries, AirPatrol Corporation and AirPatrol Research Corporation (“AirPatrol”), Lilien Systems (“Lilien”), Shoom, Inc. (“Shoom”), Sysorex Government Services, Inc. (“SGS”), Sysorex Federal, Inc. (“Sysorex Federal”) and the majority-owned subsidiary, Sysorex Arabia LLC (“SA”) (collectively the “Company”), provides big data analytics and location based products and related services for the cyber-security and Internet of Things markets. The Company is headquartered in California, and has subsidiary offices in Virginia, Maryland, Oregon, Hawaii, State of Washington, California, Vancouver, Canada and Riyadh, Saudi Arabia.

Effective March 1, 2013, and as more fully described in Note 3, the Company acquired the assets of Lilien LLC (“Lilien”), and 100% of the stock of Lilien Systems (collectively “Lilien”). The Lilien acquisition provided the Company with a big data analytics platform and various enterprise infrastructure services including: enterprise computing and storage, virtualization, business continuity, data migration; networking and information technology business consulting services. Lilien has offices in California, Oregon, Hawaii and the State of Washington.

Effective August 31, 2013, and as more fully described in Note 4, the Company acquired Shoom, Inc. (“Shoom”), a California based provider of Cloud-based data analytics and enterprise solutions to the media, publishing, and entertainment industries. Shoom expands Sysorex’s depth of enterprise service offerings with Cloud–based solutions.

Effective April 16, 2014, and as more fully described in Note 5, the Company acquired AirPatrol, Inc. (“AirPatrol”), a Maryland based provider of mobile cyber-security and location-based service solutions.

Liquidity

As of December 31, 2014 the Company has a working capital deficiency of approximately $2.8 million. For the year ended December 31, 2014 the Company incurred a net loss of approximately $7.6 million and utilized cash in operations of approximately $4.5 million.

The Company received approximately $18.7 million from the issuance of common stock consisting of $2.1 million in cash from a strategic investor in February 2014 and $16.6 million in cash, in April 2014, from the sale of 3,166,666 shares of the Company’s common stock in a public offering (see Note 21). Approximately $8.5 million of cash from the public offering was used for the acquisition of AirPatrol (see Note 5).

Effective August 31, 2013, the Company entered into an agreement to acquire the stock of Shoom, Inc., which generates 80% gross margins. The Company expects to grow that business in 2015. Additionally, Lilien generated $51.7 million of revenue in 2014 with gross margins of 22%. . In addition, the Company amended its bank line of credit to increase the credit limit to $6 million. As of December 31, 2014, there was $2.1 million available under the credit line.

The Company’s current capital resources as of December 31, 2014, the 2014 equity financing, business line expansion and recent contract awards are expected to be sufficient to fund planned operations during the succeeding twelve months from date of filing this annual report. If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months from the date of filing this annual report, the Company may need to curtail certain of its expansion activities.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements have been prepared using the accounting records of the Company and its wholly-owned subsidiaries, Sysorex Federal, Inc. and Sysorex Government Services, Inc., Lilien Systems as of March 1, 2013, Shoom, Inc. as of August 31, 2013, AirPatrol as of April 16, 2014 and its majority-owned subsidiary, Sysorex Arabia LLC (“SA”).  All material inter-company balances and transactions have been eliminated.

The Company owns 50.2% of Sysorex Arabia. As of December 31, 2014 and 2013, SA had minimal cash, approximately $749,000 in deposits, $29,000 and $38,000 in other assets and intercompany balances and debts as disclosed in the footnotes, with an accumulated deficit of approximately $1.7 million and $1.6 million, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each of the reporting periods.  Actual results could differ from those estimates. The Company’s significant estimates consist of:

●	The valuation of the assets and liabilities acquired from Lilien, Shoom and AirPatrol as described in Notes 3, 4 and 5, respectively, as well as the valuation of the Company's common shares issued in those transactions;
●	The valuation of stock-based compensation;
●	The allowance for doubtful accounts;
●	The valuation allowance for the deferred tax asset; and
●	Impairment of long-lived assets.

Business Combinations

The Company accounts for business combinations under Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 805 “Business Combinations” using the acquisition method of accounting, and accordingly, the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition. The excess of the purchase price over the estimated fair value is recorded as goodwill. All acquisition costs are expensed as incurred. Upon acquisition, the accounts and results of operations are consolidated as of and subsequent to the acquisition date.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, checking accounts, money market accounts and temporary investments with maturities of three months or less when purchased. As of December 31, 2014 and 2013 the Company had no cash equivalents.

Restricted Cash

In connection with certain transactions, the Company may be required to deposit assets, including cash or investment shares, in escrow accounts.  The assets held in escrow are subject to various contingencies that may exist with respect to such transactions.  Upon resolution of those contingencies or the expiration of the escrow period, some or all the escrow amounts may be used and the balance released to the Company. As of December 31, 2014 the Company had $420,000 deposited in escrow as restricted cash for the Shoom acquisition of which any amounts not subject to claims shall be released to the Shoom Stockholders, on a pro-rata basis, on each of the next (6) anniversary dates of the Closing Date. See Note 18. $70,000 of that amount is current and included in Other Current Assets and $350,000 is non-current and included in Other Assets on the balance sheet. Additionally, the Company had $90,000 on deposit with the Company’s clearing organization which is included as restricted cash in Other Current Assets as of December 31, 2014. As of December 31, 2013 the Company had $500,000 deposited in escrow shown as Restricted Cash of which $71,000 was part of Other Current Assets and Restricted Cash – net of current portion of $429,000 was part of Other Assets for the Shoom acquisition.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 2 - Summary of Significant Accounting Policies (continued)

Marketable Securities

The Company accounts for marketable securities in accordance with FASB ASC 320-10, Investments-Debt and Equity Securities. The Company classifies its investments in equity securities that have readily determinable fair values and all debt securities as held-to-maturity, available-for-sale or trading at acquisition and reevaluates such classification at each subsequent balance sheet date. The Company has investments classified as available-for-sale and held-to-maturity at December 31, 2013. As of December 31, 2014, there were no marketable securities held by the Company. Available-for-sale securities are reported at fair value and any difference between cost and fair value is recorded as unrealized gain or loss and is reported as accumulated other comprehensive income (loss) in the consolidated statement of changes in stockholders’ equity. Held-to-maturity securities are those investments that the Company has the ability and intent to hold until maturity. Held-to-maturity securities are recorded at cost, adjusted for the amortization of premiums and discounts, which approximates market value at the purchase date. The Company generally purchases fixed-income securities that have a remaining maturity of one year or less. Realized gains and losses and declines in value expected to be other-than-temporary on available-for-sale securities are included in other expenses in the statement of operations. The cost of securities sold is based on the specific identification method. Interest and dividends on marketable securities are included in other revenue.

Accounts Receivable, net, Contracts receivable, net and Allowance for Doubtful Accounts

Accounts receivables are stated at the amount the Company expects to collect.  The Company recognizes an allowance for doubtful accounts to ensure accounts receivables are not overstated due to un-collectability.  Bad debt reserves are maintained for various customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience.  An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings, or deterioration in the customers’ operating results or financial position.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.  The Company has recorded an allowance for doubtful accounts of $535,000 and $548,000 as of December 31, 2014 and 2013, respectively.

Inventory

Inventory is stated at the lower of cost or market utilizing the first-in, first-out method. The Company continually analyzes its slow-moving, excess and obsolete inventories.  Based on historical and projected sales volumes and anticipated selling prices, the Company establishes reserves.  If the Company does not meet its sales expectations, these reserves are increased.  Products that are determined to be obsolete are written down to net realizable value.  As of December 31, 2014 and 2013, the Company deemed any such allowance nominal.

Deferred Financing Costs

Cost incurred in conjunction with the debt financing has been capitalized and will be amortized to interest expense using the straight line method, which approximates the interest rate method, over the term of the debt and is included as a component of other assets. The Company incurred $144,000 of deferred financing costs and amortized $91,000 and $30,000 of those costs during the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, accumulated amortization approximated $121,000 and $30,000, respectively.

Prepaid Licenses and Maintenance Contracts

Prepaid licenses and maintenance contracts represent payments made by the Company directly to the manufacturer. The Company acts as the principal and the primary obligor in the transaction and amortizes the capitalized costs ratably over the term of the contract to cost of revenues, generally one to five years.

Property and Equipment

Property and equipment are recorded at cost.  The Company depreciates its property and equipment for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, which range from 3 to 7 years.  Leasehold improvements are amortized over the lesser of the useful life of the asset, or the initial lease term.  Expenditures for maintenance and repairs, which do not extend the economic useful life of the related assets, are charged to operations as incurred, and expenditures, which extend the economic life, are capitalized.  When assets are retired, or otherwise disposed of, the costs and related accumulated depreciation or amortization are removed from the accounts and any gain or loss on disposal is recognized.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 2 - Summary of Significant Accounting Policies (continued)

Intangible Assets

Intangible assets primarily consist of developed technology, customer lists/relationships, non-compete agreements and trade names and trademarks and are amortized ratably over a range of one to seven years which approximates customer attrition rate and technology obsolescence. The Company assesses the carrying value of its intangible assets for impairment each year. Based on its assessments, the Company did not incur any impairment charges for the years ended December 31, 2014 and 2013.

Goodwill

The Company records goodwill and other indefinite-lived assets in connection with business combinations. Goodwill, which represents the excess of acquisition cost over the fair value of the net tangible and intangible assets of acquired companies, is not amortized. Indefinite-lived assets are stated at fair value as of the date acquired in a business combination. The Company’s goodwill balance and other assets with indefinite lives are evaluated for potential impairment annually each year and in certain other circumstances. The evaluation of impairment involves comparing the current fair value of the business to the recorded value, including goodwill. To determine the fair value of the business, the Company utilizes both the “Income Approach”, which is based on estimates of future net cash flows, and the “Market Approach”, which observes transactional evidence involving similar businesses. There was no impairment for the years ended December 31, 2014 and 2013.

Software Development Costs

The Company develops and utilizes internal software for the processing of data provided by its customers. Costs incurred in this effort are accounted for under the provisions of FASB ASC 350-40, Internal Use Software, whereby direct costs related to development and enhancement of internal use software is capitalized, and costs related to maintenance are expensed as incurred. The Company capitalizes its direct internal costs of labor and associated employee benefits that qualify as development or enhancement. These internal use software development costs are amortized over the estimated useful life which management has determined is four years following the year such costs are capitalized.

Engineering, Research and Development

Engineering, research and development costs consist primarily of professional fees. All engineering, research and development costs are expensed as incurred. Research and development costs approximated $88,000 for the year ended December 31, 2014 and was de minimis for the year ended December 31, 2013.

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets, including property and equipment and intangible assets, when there are indications that the assets might be impaired. When evaluating assets for potential impairment, the Company compares the carrying value of the asset to its estimated undiscounted future cash flows.  If an asset’s carrying value exceeds such estimated cash flows (undiscounted and with interest charges), the Company records an impairment charge for the difference.

Based on its assessments, the Company did not record any impairment charges for the years ended December 31, 2014 and 2013.

Income Taxes

The Company accounts for income taxes using the asset and liability method.  Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Income tax benefits are recognized when it is probable that the deduction will be sustained.  A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 2 - Summary of Significant Accounting Policies (continued)

Non-Controlling Interest

The Company has a 50.2% equity interest in SA as of December 31, 2014 and 2013.  The portion of the Company’s deficiency attributable to this third-party non-controlling interest was approximately $1.6 million and $1.5 million as of December 31, 2014 and 2013, respectively.

Deferred Rent Expense

The Company has operating leases which contain predetermined increases and rent holidays in the rentals payable during the term of such leases. For these leases, the aggregate rental expense over the lease term is recognized on a straight-line basis over the lease term. The difference between the expense charged to operations in any year and the amount payable under the lease during that year is recorded as deferred rent expense on the Company’s balance sheet, which will reverse to the statement of operations over the lease term.

Foreign Currency Translation

Assets and liabilities related to the Company’s foreign operations are calculated using the Saudi Riyal and Canadian Dollar and are translated at end-of-period exchange rates, while the related revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments are recorded as a separate component of consolidated stockholders’ equity and were $18,000 for the year ended December 31, 2014 and immaterial for the year ended December 31, 2013. Gains or losses resulting from transactions denominated in foreign currencies are included in other income (expense) in the consolidated statements of operations. The Company engages in foreign currency denominated transactions with customers that operate in functional currencies other than the U.S. dollar. Aggregate foreign currency net transaction losses were not material for the years ended December 31, 2014 and 2013, respectively.

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) and its components in its consolidated financial statements. Comprehensive loss consists of net loss, foreign currency translation adjustments and unrealized gains and losses from marketable securities, affecting stockholders’ equity that, under US GAAP, are excluded from net loss.

Revenue Recognition

Revenues for the years ended December 31, 2014 and 2013 are comprised of the following (in thousands):

	Years Ended December 31,
	2014	2013
Resale of hardware	$27,949	$25,113
Resale of software	11,291	7,257
Maintenance services	11,107	9,018
Professional services contracts – time and materials	1,052	1,607
Professional services contracts – fixed price	7,592	6,254
Revenues from digital advertising and electronic services	3,958	1,323

Totals	$62,949	$50,572

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 2 - Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

The Company is a systems integrator and consulting services company that provides IT solutions and services to its customers and recognizes revenue once four criteria are met: (1) persuasive evidence of an arrangement exists, (2) the price is fixed and determinable, (3) delivery (software and hardware) or fulfillment (maintenance) has occurred, and (4) there is reasonable assurance of collection of the sales proceeds (the “Revenue Recognition Criteria”). In addition, the Company also records revenues in accordance with Accounting Standards Codification (“ASC”) Topic 605-45 “Principal Agent Consideration” (“ASC 605-45”). The Company evaluates the sales of products and services on a case by case basis to determine whether the transaction should be recorded gross or net, including, but not limited to, assessing whether or not the Company: 1) is the primary obligor in the transaction; 2) has inventory risk with respect to the products and/or services sold; 3) has latitude in pricing; and 4) changes the product or performs part of the services sold. The Company evaluates whether revenues received from the sale of hardware and software products, licenses, and services, including maintenance and professional consulting services, should be recognized on a gross or net basis on a transaction by transaction basis. As of the date hereof, the Company has determined that all revenues received should be recognized on a gross basis in accordance with applicable the standards.

Cooperative reimbursements from vendors, which are earned and available, are recorded in the period the related transaction is incurred. Cooperative reimbursements are recorded as a reduction of cost of sales in accordance with ASC Topic 605-50 “Accounting by a Customer (including reseller) for Certain Consideration Received from a Vendor.” Provisions for returns are estimated based on historical sales returns and credit memo analysis for the period.  The Company receives Marketing Development Funds (MDF) from vendors based on quarterly or annual sales performance to promote the marketing of vendor products and services. The Company must file claims with vendors for these cooperative reimbursements by providing invoices and receipts for marketing expenses. Reimbursements are recorded as a reduction of marketing expenses and other applicable selling general and administrative expenses in the period in which the expenses were incurred.

The Company also enters into sales transactions whereby customer orders contain multiple deliverables, and reports its multiple deliverable arrangements under ASC 605-25 “Revenue Arrangements with Multiple Deliverables” (“ASC-605-25”). These multiple deliverable arrangements primarily consist of the following deliverables: the Company’s design, configuration, installation, integration, warranty/maintenance and consulting services; and third-party computer hardware, software and warranty maintenance services.   In situations where the Company bundles all or a portion of the separate elements, Vendor Specific Objective Evidence (“VSOE”) is determined based on prices when sold separately.  For the years ended December 31, 2014 and 2013 revenues recognized as a result of customer contracts requiring the delivery of multiple elements was $41.3 million and $35.2 million, respectively.

Hardware, Software and Licensing Revenue Recognition

Generally, the Revenue Recognition Criteria are met with respect to the sales of hardware and software products when they are shipped to the customer. The delivery of products to our customers occurs in a variety of ways, including (i) as a physical product shipped from the Company’s warehouse, (ii) via drop-shipment by a third-party vendor, or (iii) via electronic delivery with respect to software licenses. The Company leverages drop-ship arrangements with many of its vendors and suppliers to deliver products to customers without having to physically hold the inventory at its warehouse. In such arrangements, the Company negotiates the sale price with the customer, pays the supplier directly for the product shipped, bears credit risk of collecting payment from its customers and is ultimately responsible for the acceptability of the product and ensuring that such product meets the standards and requirements of the customer. As a result, the Company recognizes the sale of the product and the cost of such upon receiving notification from the supplier that the product has shipped. Vendor rebates and price protection are recorded when earned as a reduction to cost of sales or merchandise inventory, as applicable.  Vendor product price discounts are recorded when earned as a reduction to cost of sales.  Vendor product sales volume and growth incentive rebates based on total Company quarterly sales and referral fees are recorded when earned as other income.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 2 - Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

Maintenance and Professional Services Revenue Recognition

With respect to sales of our maintenance, consulting and other service agreements including our digital advertising and electronic services, the Revenue Recognition Criteria is met once the service has been provided. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. The fixed rate includes direct labor, indirect expenses, and profits. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. Anticipated losses are recognized as soon as they become known. For the years ended December 31, 2014 and 2013, the Company did not incur any such losses. These amounts are based on known and estimated factors. Revenues from time and material or firm fixed price long-term and short-term contracts are derived principally with various United States Government agencies and commercial customers.

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

The Company’s maintenance services agreements permit customers to obtain technical support from the Company and/or the manufacturer and to update, at no additional cost, to the latest technology if new software updates are introduced during the period that the maintenance agreement is in effect. Since the Company assumes certain responsibility for product staging, configuration, installation, modification, and integration with other client systems, or retains general inventory risk upon customer return or rejection and is most familiar with the customer and its required specifications, it generally serves as the initial contact with the customer with respect to any maintenance services required and therefore will perform all or part of the required service.

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

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred as part of cost of revenues. These costs were deemed to be nominal during each of the reporting periods.

Advertising Costs

Advertising costs are expensed as incurred.  Advertising costs, which are included in selling, general and administrative expenses, were deemed to be nominal during each of the reporting periods.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 2 - Summary of Significant Accounting Policies (continued)

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

The Company incurred stock-based compensation charges, net of estimated forfeitures of $1.7 million and $1.2 million for the years ended December 31, 2014 and 2013, respectively.  The following table summarizes the nature of such charges for the years then ended (in thousands):

	Years Ended December 31,
	2014	2013
Compensation and related benefits	$1,043	$557
Professional fees	340	327
Acquisition transaction costs	340	318

Totals	$1,723	$1,202

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 2 - Summary of Significant Accounting Policies (continued)

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

The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014	2013
Options	2,792,658	2,061,703
Warrants	511,262	411,262
Shares accrued but not issued	35,715	28,571

Totals	3,339,635	2,501,536

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued expenses, deferred revenue, and derivative instruments. The Company determines the estimated fair value of such financial instruments presented in these financial statements using available market information and appropriate methodologies. These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short term nature, except derivative instruments which are marked to market at the end of each reporting period.

Segment Reporting

In accordance with ASC 280 “Segment Reporting”, operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. Our chief decision maker, as defined under the FASB’s guidance, is the Chief Executive Officer. It is determined that the Company operates in four business segments and three geographic segments, Saudi Arabia, Canada and the United States.

Reclassification

Certain accounts in the prior year’s financial statements have been reclassified for comparative purposes to conform to the presentation in the current year’s financial statements. These reclassifications have no effect on previously reported earnings.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 2 - Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In April, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”).  This new standard raises the threshold for disposals to qualify as discontinued operations, allows companies to have significant continuing involvement and continuing cash flows and provides for new and additional disclosures of discontinued operations and individually material disposal transactions.  The Company anticipates adopting the new standard when it becomes effective in the first quarter of 2015. The Company does not expect the adoption of ASU 2014-08 to have a material effect on its consolidated financial statements.

In May, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company is currently evaluating the effect of the ASU on its financial position, results of operations and cash flows.

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

The FASB and the SEC have issued certain other accounting standards updates and regulations that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2014 or 2013, and does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

Reverse Stock Split

The board of directors was authorized by the Company's stockholders to effect a 1-for-2 reverse stock split of its common stock which was effective April 8, 2014.  The financial statements and accompanying notes give effect to the 1-for-2 reverse stock split as if it occurred as of the beginning of the first period presented.

Subsequent Events

The Company evaluates events and/or transactions occurring after the balance sheet date and before the issue date of the consolidated financial statements to determine if any of those events and/or transactions requires adjustment to or disclosure in the consolidated financial statements.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 3 - Acquisition of the Business of Lilien LLC

On March 20, 2013, the Company entered into an Asset Purchase and Merger Agreement (the “Lilien Agreement”) to acquire substantially all of the assets and liabilities of Lilien LLC and 100% of the stock of Lilien Systems (collectively referred hereafter as “Lilien”) effective as of March 1, 2013.  Lilien is an information technology company whose operations complement and significantly expands the Company's current base of business.

The purchase price of this acquisition aggregated $9.0 million and consisted of cash of $3.0 million, and 3 million shares (after giving effect to a reverse stock split) of the Company's common stock deemed to have a fair value of $6.0 million.  The cash consideration of $3.0 million was obtained by the Company through a borrowing under a credit facility entered into jointly by Sysorex Government Services, Inc. and Lilien Systems concurrently with and for the express purpose of consummating that acquisition.   Total costs incurred for the Lilien acquisition were $907,865 which consisted primarily of professional fees.

Lilien Systems and Sysorex Government Services are co-borrowers on the loan and both guaranteed the debt.  As they are part of the consolidated group of the Company no accounting consideration related to the co-guaranty was deemed necessary since such impact, if any, would be eliminated in consolidation.

Additionally, under the terms of the Lilien Agreement, the Company contingently guaranteed (the “Guaranty”) to the Former Lilien Members the net sales price of $2.00 per share (as adjusted) for a two year period following the closing, provided the Lilien Stockholders complied with the terms and conditions of the lock-up agreement.  At the end of the two-year Guaranty period, the Former Lilien Members shall have an option to put all, but not less than all, of their unsold shares to the Company within 10 days after termination of the guaranty period, for the price of $2.00 per unsold share.  Notwithstanding the foregoing, in the event the gross profit for calendar 2013 and 2014, attributable to the Lilien business is more than 20% below what was forecasted to the Company the Guaranty will be proportionately reduced. As of the date of the acquisition and December 31, 2014 the guaranteed amount was deminimis. As of the date of this filing the Company has not received any indication the Former Lilien Members intend to exercise this option.

The acquisition of Lilien was accounted for by the Company under the acquisition method of accounting, whereby assets acquired and liabilities assumed by the Company are recorded at their estimated fair values as of the date of acquisition and the results of operations of the acquired company are consolidated with those of the Company from the date of acquisition.

The purchase price is allocated as follows (in thousands):

Assets Acquired:
Cash	$1,112
Receivables	4,870
Inventory	56
Other current assets (A)	853
Prepaid Licenses/Contracts (B)	9,147
Property and equipment	255
Trade name/trademarks (C)	3,250
Customer relationships (C)	2,130
Goodwill (E)	4,544
26,217
Liabilities Assumed:
Accounts payable	5,095
Accrued expenses (D)	970
Deferred Revenue	11,152
17,217
Purchase Price	$9,000

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 3 - Acquisition of the Business of Lilien LLC (continued)

(A)

Other current assets consist primarily of $356,000 of rebates receivable, $107,000 of prepaid expenses, $195,000 of unbilled revenues and $153,000 for a working capital settlement adjustment. The Lilien Agreement included a provision for an adjustment to working capital as of the closing date of the transaction.

(B)	Prepaid licenses/contracts are payments made by the Company directly to the manufacturer for the maintenance services and are being amortized over the life of the contract.

(C)	The trade name/trademarks and customer relationships are identifiable intangible assets that are being amortized over their useful life of seven years.

(D)	Accrued expenses consist primarily of $654,000 of accrued compensation, $50,000 of accrued other operational expenses and $35,000 of sales taxes payable.

(E)	Goodwill is not tax deductible.

Note 4 - Acquisition of Shoom, Inc.

Effective August 31, 2013, the Company entered into an Agreement and Plan of Merger (the “Shoom Agreement”) to acquire 100% of the stock of Shoom, a California based provider of cloud based data analytics and enterprise solutions to the media, publishing, and entertainment industries.

The purchase price of this acquisition aggregated $8.1 million and consisted of cash to be paid of $2.5 million and 1,381,000 shares (after giving effect to a reverse stock split) of the Company's common stock deemed to have a fair value of $5.6 million. The cash portion was funded by the excess working capital the Company obtained from the Shoom acquisition. Total costs incurred for the Shoom acquisition were $316,000 which consisted primarily of professional fees.

The acquisition of Shoom was accounted for by the Company under the acquisition method of accounting, whereby assets acquired and liabilities assumed by the Company are recorded at their estimated fair values as of the date of acquisition and the results of operations of the acquired company are consolidated with those of the Company from the date of acquisition.

The purchase price is allocated as follows (in thousands):

Assets Acquired:
Cash	$3,669
Marketable securities	605
Receivables	141
Other current assets (A)	178
Property and equipment	29
Trade name/trademarks (B)	120
Customer relationships (B)	1,270
Developed technology (C)	1,380
Goodwill (E)	1,164
8,556
Liabilities Assumed:
Accounts payable	69
Other current liabilities (D)	380
449
Purchase Price	$8,107

(A)	Other current assets consist primarily of approximately $137,000 of prepaid expenses, $30,000 of other receivables and $11,000 of security deposits.

(B)	The trade name/trademarks and customer relationships are identifiable intangible assets that are being amortized over their useful life of seven years.

(C)	The developed technology is an identifiable intangible asset that is being amortized over their useful life of four years.

(D)	Other current liabilities consist primarily of approximately $136,000 of payroll liabilities and $167,000 of profit sharing liabilities.

(E)	Goodwill is not tax deductible.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 5 - Acquisition of AirPatrol Corporation

On December 20, 2013, the Company entered into an Agreement of Plan and Merger (the “AirPatrol Agreement”) to acquire 100% of the capital stock of AirPatrol, a provider of mobile cyber-security and location-based services solutions, for a purchase price equal to (a) $10.0 million in cash, subject to certain adjustments, allocated to and among certain creditors, payees and holders of AirPatrol’s issued and outstanding capital stock and (b) 2 million shares (after giving effect to a reverse stock split) of the Company common stock, of which it was agreed that 800,000 shares would be held in escrow for one year, as security to satisfy any indemnity claims that may be owed by the former AirPatrol stockholders to the Company (the “AirPatrol Merger Consideration”). The AirPatrol Merger Consideration also includes an earn-out, half of the value of which shall be in stock and the other half in cash (unless otherwise agreed or required pursuant to the AirPatrol Merger Agreement) payable to the former stockholders of AirPatrol in 2015 in accordance with the following formula: if for the five quarter period ending March 31, 2015, AirPatrol Net Income meets or exceeds $3.5 million, the Company shall pay to the former AirPatrol stockholders an earn-out payment equal to two times AirPatrol Net Income, provided that the total earn-out payment shall not exceed $10.0 million.

On April 18, 2014, the parties to the AirPatrol Agreement entered into an Amendment No. 2, pursuant which the Company agreed to (i) modify the working capital adjustment provision of the AirPatrol Agreement, (ii) modify the distribution of the earn-out, (iii) enter into a non-competition agreement with the former chairman of the board and significant stockholder of AirPatrol in exchange for allocation of consideration to the former chairman and (iv) modify the AirPatrol retention plan to reduce cash consideration and increase stock consideration paid to an employee of AirPatrol, in addition to other modifications as set forth in the full text of Amendment No. 2.  None of these modifications resulted in any increase to the AirPatrol Merger Consideration.

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

Pursuant to a loan agreement dated as of August 30, 2013, the Company loaned AirPatrol $1.0 million evidenced by a secured promissory note due April 29, 2014, as amended on February 28, 2014. Upon the closing of the merger on April 18, 2014, the note became due and payable. On the closing date, AirPatrol repaid the principal and interest of the note totaling $1.05 million as a deduction from merger consideration, consisting of $1.0 million in principal and $48,000 in interest.

In connection with this transaction, on May 9, 2014, the Company issued options to purchase 400,000 shares of the Company's common stock to certain employees of AirPatrol at an exercise price of $4.81 per share. These options are exercisable for ten years and vest over four years.

The total recorded purchase price for the transaction was $19.7 million which consisted of $9.5 million cash paid, $10.2 million for the value of stock. The Company evaluated the fair value of the contingent earn out liability and deemed it more likely than not that nothing will be owed under such agreement.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 5 - Acquisition of AirPatrol Corporation (continued)

The purchase price is allocated as follows (in thousands):

Assets Acquired:
Cash	$71
Restricted cash	90
Receivables	21
Inventory	266
Other assets (A)	151
Property and equipment	244
Trade name/trademarks (B)	660
Customer relationships (B)	1,350
Developed technology (B)	10,850
Non-compete agreements (C)	400
Goodwill (F)	7,400
21,503
Liabilities Assumed:
Accounts payable and accrued liabilities	630
Other current liabilities (D)	949
Other long term liabilities (E)	232
1,811
Purchase Price	$19,692

(A)	Other current assets consist primarily of approximately $32,000 of prepaid expenses and $119,000 of security deposits.

(B)	The trade name/trademarks, customer relationships and developed technology are identifiable intangible assets that are being amortized over their useful life of seven years.

(C)	The non-compete agreements are an identifiable intangible asset that is being amortized over their useful life of one and three years.

(D)	Other current liabilities consist primarily of approximately $214,000 of payroll liabilities, $564,000 of an advance from SGHC that was settled immediately after closing, $42,000 of deferred rent and $129,000 of unearned revenue.

(E)	Other long term liabilities consist primarily of approximately $132,000 for a furniture lease and a $100,000 note payable.

(F)	Goodwill is not tax deductible.

Note 6 – Proforma Financial Information

The following unaudited proforma financial information presents the consolidated results of operations of the Company, Lilien, Shoom and AirPatrol for the years ended December 31, 2014 and 2013, as if the acquisitions had occurred on January 1, 2013 instead of on March 1, 2013 for Lilien, August 31, 2013 for Shoom and April 16, 2014 for AirPatrol. The proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.

	For the Years Ended December 31,
(in thousands, except share amounts )	2014	2013
Revenues	$63,224	$59,785
Net Loss Attributable to Common Shareholder	$(8,726)	$(9,197)
Weighted Average Number of Common Shares Outstanding, basic and diluted	19,498,727	19,311,100
Loss Per Common Share - Basic and Diluted	$(0.45)	$(0.48)

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 7 - Marketable Securities

As of December 31, 2014, there were no marketable securities held by the Company. As of December 31, 2013, marketable securities were comprised of the following (in thousands):

	As of December 31, 2013
	Cost	Fair Value
Available for sale
Mutual funds	$122	$125
Total Marketable Securities	$122	$125

There were no purchases of marketable securities during the years ended December 31, 2014 and 2013. The Company sold $10,000 of available for sale mutual funds and certificate of deposits of $476,000 matured and were liquidated during the year ended December 31, 2013. There were no unrealized gains or losses associated with the sold marketable securities as all gains and losses were realized, the securities were valued at fair value as of the Shoom acquisition date of August 31, 2013 and the securities were sold shortly thereafter. The above marketable securities have underlying contractual maturities of less than one year.

Note 8 - Due from Related Parties

Non-interest bearing amounts due on demand from a related party was $666,000 as of December 31, 2014 and 2013 and consists primarily of amounts due from Sysorex Consulting, Inc. As Sysorex Consulting, Inc. is a direct shareholder of and an investor in the Company, the amounts due from Sysorex Consulting, Inc. as of December 31, 2014 and 2013 have been classified in and as a reduction of stockholders' deficiency.

Note 9 – Notes and Other Receivables

Notes and other receivables at December 31, 2014 and 2013 consisted of the following (in thousands):

	As of December 31,
	2014	2013
Notes receivable	$900	$1,130
Other receivables	394	247
Total Notes and Notes Receivables	$1,294	$1,377

Notes Receivable

On August 30, 2013, the Company loaned $1.0 million to AirPatrol to support its operations as provided by a Secured Promissory Note issued by AirPatrol (the “AirPatrol Note”).  The AirPatrol Note was due on April 29, 2014, accrued interest at a rate of 8% per annum, and was collateralized by the general assets of the debtor.  The AirPatrol Note was repaid on April 16, 2014 upon the closing of the AirPatrol acquisition (see Note 5).

On October 14, 2013, the Company loaned $130,000 to IronSky Corporation, a company in the field of cyber security solutions, to support its operations in accordance with the terms of a Secured Promissory Note (the “IronSky Note”).  The IronSky Note was due on March 31, 2014, accrues interest at a rate of 8% per annum, and is collateralized by the general assets of the debtor. Repayment of the IronSky Note was not made on the maturity date. On December 31, 2014 the Company reclassified this amount to to Other Current Assets. On January 22, 2015, IronSky Corporation signed an Agreement and Consent to Surrender of Collateral in favor of the Company.

On July 17, 2014, the Company loaned $900,000 to a third party pursuant to the terms of a promissory note. The promissory note’s extended due date is June 30, 2015, and accrues interest at a rate of 8% per annum.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 9 – Notes and Other Receivables (continued)

Other Receivables

Other receivables primarily consist of receivables for cooperative reimbursements from vendors; marketing development funds from vendors; and unbilled revenue earned under contracts in advance of billings.

Notes Receivable, related party

On June 19, 2014 AirPatrol loaned $90,000 to a related party pursuant to the terms of a promissory note. The promissory note is due December 19, 2015 and accrues interest at a rate of 0.33% per annum.

Note 10 - Inventory

Inventory at December 31, 2014 and 2013 consisted of the following (in thousands):

	As of December 31,
	2014	2013
Raw materials	$401	$--
Work in process	113	--
Finished goods	96	75
Total Inventory	$610	$75

Note 11 - Property and Equipment

Property and equipment at December 31, 2014 and 2013 consisted of the following (in thousands):

	As of December 31,
	2014	2013
Computer and office equipment(1)	$1,022	$307
Furniture and fixtures(1)	175	1,104
Leasehold improvements	717	134
Software	90	24
Vehicles	207	207
Total	2,211	1,776
Less: accumulated depreciation and amortization(1)	(903)	(1,485)

Total Property and Equipment, Net	$1,308	$291

(1) Includes assets under capital lease arrangements (see Note 19).

Depreciation and amortization expense was $293,000 and $122,000 for the years ended December 31, 2014 and 2013, respectively.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 12 – Software Development Costs

Computer software as of December 31, 2014 and 2013 consisted of the following (in thousands):

	As of December 31,
	2014	2013
Capitalized software development costs	$292	$57
Accumulated amortization	(14)	--
Computer Software, Net	$278	$57

The weighted average remaining amortization period for the Company’s software development costs is 3.81 years.

Amortization expense for computer software was $14,000 for the year ended December 31, 2014. There was no amortization expense for computer software for the year ended December 31, 2013.

Future amortization expense on the computer software is anticipated to be as follows (in thousands):

Years Ending December 31,	Amount
2015	$73
2016	73
2017	73
2018	59
Total	$278

Note 13 - Intangible Assets

Intangible assets at December 31, 2014 and 2013 consisted of the following (in thousands):

Amortized Intangible Assets	Gross Carrying Amount		Accumulated Amortization
	December 31,		December 31,
	2014	2013	2014	2013
Lilien	$5,380	$5,380	$(1,409)	$(641)
Shoom	2,770	2,770	(725)	(181)
AirPatrol	13,260	--	(1,600)	--
Totals	$21,410	$8,150	$(3,734)	$(822)

Lilien Acquisition

Balances of the intangible assets that relate to the Lilien acquisition are as follows as of December 31, 2014 and 2013 (in thousands):

Amortized Intangible Assets	Gross Carrying Amount		Accumulated Amortization
	December 31,		December 31,
	2014	2013	2014	2013
Trade name/trademarks	$3,250	$3,250	$(851)	$(387)
Customer relationships	2,130	2,130	(558)	(254)
Totals	$5,380	$5,380	$(1,409)	$(641)

The weighted average remaining amortization period for the Company’s trade names/trademarks and customer relationships is 3.12 and 2.05 years, respectively.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 13 - Intangible Assets (continued)

Shoom Acquisition

Balances of the intangible assets that relate to the Shoom acquisition are as follows as of December 31, 2014 and 2013 (in thousands):

Amortized Intangible Assets	Gross Carrying Amount		Accumulated Amortization
	December 31,		December 31,
	2014	2013	2014	2013
Trade name/trademarks	$120	$120	$(23)	$(6)
Customer relationships	1,270	1,270	(242)	(60)
Developed technology	1,380	1,380	(460)	(115)
Totals	$2,770	$2,770	$(725)	$(181)

The weighted average remaining amortization period for the Company’s trade names/trademarks, customer relationships and developed technology is 0.27, 2.85 and 1.20 years, respectively.

AirPatrol Acquisition

Balances of the intangible assets that relate to the AirPatrol acquisition are as follows as of December 31, 2014 and 2013 (in thousands):

Amortized Intangible Assets	Gross Carrying Amount		Accumulated Amortization
	December 31,		December 31,
	2014	2013	2014	2013
Trade name/trademarks	$660	$--	$(67)	$--
Customer relationships	1,350	--	(318)	--
Developed technology	10,850	--	(1,097)	--
Non-competing agreements	400	--	(118)	--
Totals	$13,260	$--	$(1,600)	$--

The weighted average remaining amortization period for the Company’s trade names/trademarks, customer relationships, developed technology and non-compete agreements is 3.2, 0.21, 5.29 and 0.06 years, respectively.

Aggregate Amortization Expense:

Aggregate amortization expense for the years ended December 31, 2014 and 2013 were $2,913,000 and $822,000, respectively.

Future amortization expense on intangibles assets is anticipated to be as follows (in thousands):

Years Ending December 31,	Amount
2015	$3,530
2016	3,530
2017	3,009
2018	2,611
2019	2,611
Thereafter	2,385
Total	$17,676

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 14 – Goodwill

The changes to the carrying value of goodwill for the year ended December 31, 2014 and 2013 are as follows (in thousands):

	As of December 31,
	2014	2013
Beginning Balance	$5,708	$--
Measurement period adjustment	59	--
Lilien acquisition	--	4,544
Shoom acquisition	--	1,164
AirPatrol acquisition	7,399	--
Ending Balance	$13,166	$5,708

The measurement period adjustment of $59,000 relates to an adjustment of the tax attributes associated with the assets acquired in the Shoom, Inc. acquisition.

Note 15 - Deposits

The Company has entered into surety bonds with a financial institution in Saudi Arabia which guaranteed performance on certain contracts.  Deposits for surety bonds amounted to $749,000 as of December 31, 2014 and 2013. These bonds will be released once the related contract is closed out which is expected to occur during the year ended December 31, 2015. Deposits are included on the Consolidated Balance Sheets in Other assets.

Note 16 – Deferred Revenue

Deferred revenue as of December 31, 2014 and 2013 consisted of the following:

	As of December 31,
	2014	2013
Deferred Revenue, Current
Lilien maintenance agreements	$8,321	$7,162
Services	368	240
Total Deferred Revenue, Current	8,689	7,402

Deferred Revenue, Non-Current
Lilien maintenance agreements	7,181	4,845

Total Deferred Revenue	$15,870	$12,247

The fair value of the deferred revenue approximates the services to be rendered.

Note 17 - Due to Factoring Company

The Company had an agreement with a commercial financing company (the “Factoring Company”) under which the Company factored trade accounts receivable without recourse as to credit risk, but with recourse for certain claims by the customer for adjustments in the normal course of business.  The Company granted a security interest in those receivables to the Factoring Company and carried them as receivables on the balance sheet.  The Company incurred commission charges under this agreement of $27,000 for the year ended December 31, 2013. This factoring agreement was terminated in March 2013 when the Company entered into a Revolving Line of Credit as further described in Note 18 Revolving Line of Credit.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 18 - Debt

Debt as of December 31, 2014 and 2013 consisted of the following (in thousands):

	As of December 31,
	2014	2013
Short-Term Debt
Due to related parties	$--	$160
Advances payable	722	722
Notes payable	423	723
Revolving line of credit	3,898	5,698
Term loan	375	458
Total Short-Term Debt	$5,418	$7,761

Long-Term Debt
Notes payable	$100	$--
Term loan	--	292
Total Long-Term Debt	$100	$292

Due to Related Parties

Non-interest bearing amounts due on demand to related parties consist of amounts due to Duroob Technology, Inc., an entity whose CEO owns 49.8% of Sysorex Arabia LLC, the Company’s 50.2% owned subsidiary. The balance due to related parties as of December 31, 2013 was $160,000 and the amount was paid in full on May 6, 2014.

Advance Payable

During the year ended December 31, 2011, a judgment in the amount of $936,000 was levied against Sysorex Arabia LLC in favor of Creative Edge, Inc. in connection with amounts advanced for operations.  Of that amount, $214,000 has been repaid leaving a balance of $722,000 of which $515,000 will be paid through a surety bond and the remaining $207,000 has been accrued as advances payable by Sysorex Arabia as of December 31, 2014 and 2013.

Notes Payable

Notes payable and accrued interest as of December 31, 2014 and 2013 consisted of the following (in thousands):

	As of December 31,
	2014	2013
Notes Payable, Short-Term
Notes payable dates July 1, 2008 (A)	$--	$209
Notes payable dated August 31, 2013 (B)	423	514
Total Notes Payable, Short-Term	$423	$723

Notes Payable, Long-Term
Notes payable dates August 30, 2013 (C)	$100	$--
Total Notes Payable, Long-Term	$100	$--

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 18 – Debt (continued)

(A)	Note payable dated July 1, 2008

On July 1, 2008, the Company entered into a note payable for gross proceeds of $515,000.  The note had no stated interest rate or repayment terms and matured on July 31, 2012.  Effective December 31, 2013, that arrangement has been amended and the maturity date was revised to March 31, 2014.  This note was paid in full on April 15, 2014.

(B)	Note payable dated August 31, 2013

On August 31, 2013 the Company entered into the Shoom Agreement to acquire Shoom for a purchase price of $2.5 million of cash and 1.4 million shares of common stock (after giving effect to a reverse stock split). Approximately $500,000 of the cash purchase price was deposited in escrow from which any amounts not subject to claims shall be released to the former Shoom stockholders, on a pro-rata basis, in equal installments over seven years on each anniversary date of the closing date. As of December 31, 2014, $420,000 remains in escrow with $70,000 reflected in other current assets and $350,000 reflected in other assets in the accompanying financial statements. Pursuant to the terms of the Shoom Agreement, the delivery of the Shoom consideration to each stockholder was subject to the return of certain documentation thus the Company initially recorded the cash consideration to be paid as a non-interest bearing note in the amount of $2.5 million.  As of December 31, 2014 and 2013, $423,000 and $514,000, respectively, was still payable to the Shoom stockholders and is reflected as a note payable with no interest accruing in the accompanying financial statements.

(C)	Note payable dated August 30, 2013

Note received by AirPatrol from Howard County Economic Development Authority (Maryland) as incentive to relocate the AirPatrol office to the county. The note is unsecured, accrues interest at 3% per annum, and matures on December 31, 2017.

Revolving Line of Credit

On March 15, 2013 and in connection with and concurrent with our acquisition of Lilien, Sysorex Government Services, Inc., and Lilien Systems, 100%-owned subsidiaries of Sysorex Global Holdings, Inc., entered into a Business Finance Agreement (the “Agreement”) as co-borrowers (the “Borrowers”) with Bridge Bank, NA (the “Bank”) under which the Borrowers obtained a revolving line of credit for up to $5.0 million through March 15, 2015.  On March 20, 2013, the Borrowers received $4.2 million under the Agreement.  Of that amount, $3.0 million was paid as consideration in connection with the acquisition of Lilien effective March 1, 2013. The balance of $1.2 million was utilized to pay the acquisition costs, for the repayment of various notes and short-term debts and to support operations. Terms of this Agreement require all cash receipts of Sysorex Government Services, Inc. and Lilien Systems to be remitted to a lockbox for application to the balance due in connection with the Agreement. Additionally, terms of the Agreement include compliance with certain debt covenants to include an asset coverage ratio of 1.4 to 1.0, a debt service coverage ratio of 1.5 to 1.0 and performance to plan covenants. During the year ended December 31, 2013 there were instances where the Company was in an over advance position on the credit line and due to a misunderstanding of the terms some of the compliance documents were not filed timely.  The Company took corrective action and paid down the line. The bank has waived the defaults and the Company was deemed to be in compliance. Per the original terms the line of credit incurs interest at the greater of 5.25% or the bank's prime rate plus 2% and matured on March 15, 2015.  The interest rate as of December 31, 2014 was 5.25% per annum.

On August 29, 2013 the Company and Bridge Bank entered into Amendment 1 to Bridge Bank’s Business Financing Agreement (“BFA”) dated March 15, 2013 to amend certain sections and for Bridge Bank to waive existing defaults by the Company. The Amendment 1 waived the Asset Coverage Ratio for April 2013 and the Performance to Plan ratio for June 30, 2013.  The Amendment included an increase to the credit limit to $6.0 million, the Asset Coverage Ratio was amended to be not at any time less than (i) 1.0 to 1.0, tested as at the end of each month, commencing with the month ended July 31, 2013, and (ii) 1.4 to 1.0, tested as at the end of each month, commencing with the month ending September 30, 2013, and the Performance to Plan covenant was amended to state that the combined revenues and net income are not to deviate by more than 20% or $100,000 from the projections of combined revenues and net income approved by the boards of directors of the Company and Lilien with respect to the rolling three month period ended on the date of determination, tested as at June 30, 2013, September 30, 2013, and the end of each month thereafter, commencing with the month ending October 31, 2013.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 18 – Debt (continued)

Revolving Line of Credit (continued)

On August 29, 2013, the Company granted 56,250 warrants to Bridge Bank in connection with the Amendment 1 to the BFA.  The warrants were fully vested on the date of grant, have an exercise period of seven years and have a fair value of $137,000 determined by the Black Scholes model.  The warrants have an exercise price of $1.20 per share.  The Company paid $7,000 in fees to Bridge Bank for Amendment 1. The Company capitalized the fair value of the warrants of $137,000 and the fees paid of $7,000 as deferred financing costs and a component of other assets and is amortizing the amount to interest expense over the remaining term of the credit line.

On May 13, 2014 the Company and Bridge Bank entered into Amendment 2 to the BFA dated March 15, 2013 in connection with the Company’s acquisition of AirPatrol. The provisions of the amendment are effective as of April 16, 2014.  Amendment 2 amended certain sections of the BFA; extended the revolving advances maturity date to April 16, 2016; defined the Term advance maturity date as August 27, 2015; approved the acquisition of AirPatrol Corporation and waived any defaults by the Company of the Performance to Plan covenant since August 29, 2013 through the date of the amendment.

On December 31, 2014 the Company and Bridge Bank entered into Amendment 3 to the BFA dated March 15, 2013 to amend certain sections and for Bridge Bank to waive existing defaults by the Company. The Amendment 3 waived the Performance to Plan ratio for July 2014 through November 2014.  Bridge Bank assessed a waiver fee of $51,000 of which $10,000 was to be paid upon execution of the amendment and $41,000 was to be paid upon the earliest of the submission of the March 31, 2015 compliance documents, April 30, 2015, or the occurrence of a default, however, the Bank shall waive the second installment of the fee if no event of default has occurred through the quarter ending March 31, 2015. The Performance to Plan covenant was replaced with an adjusted EBITDA measurement whereby the adjusted EBITDA for each fiscal quarter must not be at any time less than (i) $125,000 for the fiscal quarter ended December 31, 2014 and (ii) $200,000 for the fiscal quarter ending March 31, 2015 and each fiscal quarter ending thereafter.

Term Loan

Additionally and concurrently with the Amendment 1 to the BFA, the Company entered into a term loan for $750,000 which accrues interest at the greater of 5.25% or Bridge Bank's prime rate plus 2% and matured on August 27, 2016. Amendment 2 to the BFA further defined the term advance maturity date as August 27, 2015. The Company will make payments of $42,000 on the first day of each month commencing on April 1, 2014 until the loan amount is paid in full. The balance due on the term loan is scheduled to be paid in full during the year ending December 31, 2015. The interest rate as of December 31, 2014 was 5.25% per annum.

Note 19 - Capital Lease Obligations

During the year ended December 31, 2014, the Company entered into a lease arrangement for furniture with Madison Funding. The lease term is from March 2014 through February 2019. Monthly minimum lease payments are $3,000. Additionally, the lease required a security deposit of $14,000.

During the year ended December 31, 2014, the Company entered into a second lease arrangement for equipment with Cambridge TelCom Services, Inc. The lease term is from November 2014 through April 2019. Monthly minimum lease payments are $13,000.

The following is an analysis of the property under capital leases included in property and equipment (see Note 11) (in thousands):

	As of December 31,
	2014	2013
Furniture and fixtures	$135	$--
Accumulated depreciation	(19)	--
Net Furniture and fixtures	$116	$--

Computer and office equipment	$649	$--
Accumulated depreciation	(22)	--
Net Computer and office equipment	$627	$--

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 19 - Capital Lease Obligations (continued)

Depreciation expense for leased property and equipment for the year ended December 31, 2014 was $41,000.

Future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2014 (in thousands):

Years Ending December 31,	Furniture	Equipment	Total
2015	$31	$161	$192
2016	31	161	192
2017	31	161	192
2018	31	161	192
2019	4	54	58
Total Minimum Lease Payments	128	698	826
Less: Imputed interest	(14)	(104)	(118)
Capital Lease Obligations (A)	$114	$594	$708

(A)	Capital lease obligations are included on the Consolidated Balance Sheets in Accrued liabilities for the current portion due and Other liabilities for the non-current portion due as of December 31, 2014.

Note 20 - Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share with rights, preferences, privileges and restrictions as to be determined by the Company’s Board of Directors.  There were no shares of preferred stock issued and outstanding as of December 31, 2014 and 2013.

Note 21 - Equity Raise

On April 9, 2014, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Wellington Shields & Co. LLC, and Dougherty & Co. LLC. (collectively, the “Underwriters”), with respect to the sale by the Company and the purchase by the Underwriters of an aggregate of 3,333,333 shares of the Company’s common stock, par value $0.001 per share, at a price to the public of $6.00 per Share, including 166,667 shares sold by a selling stockholder who is an executive officer and director of the Company.

The net proceeds to the Company from the sale of 3,166,666 shares in the offering, excluding the shares sold by the selling stockholder, are approximately $16.6 million, after deducting the underwriting discounts, fees and commissions.

On April 15, 2014 the Underwriters received warrants to purchase 100,000 shares of common stock exercisable at $7.50 per share in connection with the Underwriting Agreement. The warrants are exercisable commencing one year after the effective date of the registration statement related to the offering and will be exercisable for four years thereafter.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 22 - Common Stock

2013 Transactions

On March 20, 2013, and as more fully described in Note 3, the Company issued 3,000,000 shares of common stock in connection with the acquisition of substantially all of the assets of Lilien LLC and 100% of the stock of Lilien Systems.  These shares were deemed to have a fair value of $6.0 million.

On March 31, 2013, the Company issued 443,717 shares of common stock in satisfaction of $1,774,865 owed by Sysorex Arabia LLC to Duroob Technology, Inc. (“Duroob”), a related party, as Duroob's Chief Executive Officer owns a minority interest in Sysorex Arabia, LLC.  On December 31, 2012 Sysorex Arabia owed Duroob Technology $1.7 million. During the quarter ended March 31, 2013, Duroob Technology advanced another $94,000 to Sysorex Arabia for continuing operations which created a balance owed to Duroob Technology at March 31, 2013 of $1.8 million.  The fair market value of the shares was $887,000 and as Duroob is a related party the resulting gain of $887,000 has been credited to additional paid-in capital.  The issuance of these shares was recorded by Sysorex Global Holdings Corp. as an additional investment in its majority-owned subsidiary, Sysorex Arabia LLC.  However, by agreement with the other shareholder of Sysorex Arabia LLC, the ownership percentages of Sysorex Arabia LLC remained unchanged.

On August 31, 2013, and as more fully described in Note 4, the Company issued 1,381,000 shares of common stock in connection with the acquisition of Shoom.  These shares were deemed to have a fair value of approximately $5.6 million.

On September 13, 2013, the Company issued 60,432 shares for the cashless exercise of 300,000 common stock warrants.

On November 6, 2013, the Company issued 7,143 shares of common stock for the settlement of an accrued liability for services of a director of the Company with a fair value of $10,000.

During the year ended December 31, 2013, the Company issued 100,938 shares of common stock under the terms of a consulting services agreement in connection with acquisitions. The Company recorded an expense of $209,000 during the year ended December 31, 2013, which has been included as a component of acquisition transaction costs in the consolidated statement of operations.

During the year ended December 31, 2013, the Company issued 107,545 shares of common stock under the terms of a consulting services agreement. The Company recorded an expense of $327,000 during the year ended December 31, 2013, which has been included as a component of professional and legal fees in the consolidated statement of operations.

2014 Transactions

On February 26, 2014, the Company issued 400,000 shares of common stock at $5.20 per share for net proceeds of $2.1 million in equity financing from a strategic investor.

On April 9, 2014, and as more fully described in Note 21, the Company issued 3,166,666 of common stock at $6.00 per share for proceeds of approximately $16.6 million, after deducting the underwriting discounts, fees and commissions.

On April 18, 2014, and as more fully described in Note 5, the Company issued 1,832,808 shares of restricted common stock to former security holders, directors, officers and consultants of AirPatrol Corporation pursuant to the AirPatrol Agreement. Out of these shares, 800,000 shares were issued to an escrow holder for the benefit of former stockholders and warrant holders of AirPatrol Corporation.

On May 15, 2014, the Company issued 12,539 shares of common stock to employees who had exercised employee stock options for cash proceeds of $13,000.

During the year ended December 31, 2014, the Company issued 69,000 shares of common stock under the terms of a consulting services agreement in connection with acquisitions which were fully vested upon the dates of the grants.  The Company recorded an expense of $340,000 during the year ended December 31, 2014 which has been included as a component of acquisition transaction costs in the consolidated statements of operations.

During the year ended December 31, 2014, the Company issued 137,703 shares of common stock under the terms of consulting services agreements which were fully vested upon the dates of the grants. The Company recorded expenses of $340,000 for the value of those shares on the grant dates.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 23 - Options

On March 20, 2013 the Company granted options for the purchase of 104,750 shares of common stock to employees.  These options vest over four years, have a life of ten years, and have an exercise price of $0.80 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the award was $133,000. The Company incurred a stock-based compensation charge of $61,000 and $33,000 during the years ended December 31, 2013 and 2014, respectively, for the vested portion, which has been included as a component of compensation and related benefits.

On April 1, 2013 the Company granted options for the purchase of 10,000 shares of common stock to non-employees.  These options are fully vested, have a life of ten years, and have an exercise price of $2.00 per share. The Company valued the stock options using the Black-Scholes option valuation model and incurred a stock-based compensation charge of $10,000 during the year ended December 31, 2013 which has been included as a component of compensation and related benefits.

On April 8, 2013 the Company granted options for the purchase of 7,500 shares of common stock to an employee. These options vest over four years, have a life of ten years, and have an exercise price of $2.00 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the award was $8,000. These options were forfeited and there was no stock based compensation charge during the year ended December 31, 2013.

On August 14, 2013 the Company granted options for the purchase of 40,500 shares of common stock to employees. These options are 25% vested upon grant with the remainder to vest over 3 years, have a life of ten years and an exercise price of $2.70 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the award was $93,000. The Company incurred a stock-based compensation charge of $29,000 and $23,000 during the years ended December 31, 2013 and 2014, respectively, for the vested portion, which has been included as a component of compensation and related benefits.

On August 14, 2013 the Company granted options for the purchase of 625,000 shares of common stock to an employee.  These options vest over five years and have an exercise period of ten years and an exercise price of $2.70 per share.   The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the award was $1.5 million.  The Company incurred a stock-based compensation charge of $111,000 and $295,000 during the years ended December 31, 2013 and 2014, respectively, for the vested portion, which has been included as a component of compensation and related benefits.

On August 31, 2013, the Company granted options for the purchase of 100,000 shares of common stock to employees.   These options are 25% vested upon grant date with the remainder to vest over three years and have an exercise period of ten years and an exercise price of $2.60 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the award was $238,000. The Company incurred a stock-based compensation charge of $74,000 and $59,000 during the years ended December 31, 2013 and 2014, respectively, for the vested portion, which has been included as a component of compensation and related benefits.

On November 14, 2013 the Company granted options for the purchase of 2,500 shares of common stock to an employee. These options have a four year vesting schedule; have a life of ten years and an exercise price of $3.00 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the award was $5,600.  The Company incurred a stock-based compensation charge of $300 and $1,400 during the years ended December 31, 2013 and 2014, respectively, for the vested portion, which has been included as a component of compensation and related benefits.

On November 18, 2013 the Company granted options for the purchase of 458,250 shares of common stock to employees.  These options are 25% vested upon grant with the remainder to vest over 3 years, have a life of ten years and an exercise price of $2.56 per share.  The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the award was $1.1 million.   The Company incurred a stock-based compensation charge of $272,000 during the years ended December 31, 2013 and 2014 for the vested portion, which has been included as a component of compensation and related benefits.

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

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 23 – Options (continued)

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

On October 30, 2014 the Company granted options for the purchase of 82,500 shares of common stock to employees. These options vest pro-rata over 48 months and have a life of ten years and an exercise price of $2.97 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the award was $107,000. The fair value of the common stock as of the grant date was $2.97 per share.

On October 30, 2014 the Company granted options for the purchase of 25,000 shares of common stock to a consultant. These options vest pro-rata over 48 months and have a life of ten years and an exercise price of $2.97 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the award was $32,000. The fair value of the common stock as of the grant date was $2.97 per share.

On October 30, 2014 the Company granted options for the purchase of 40,000 shares of common stock to independent directors of the Company. These options vest pro-rata over 48 months and have a life of ten years and an exercise price of $2.97 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the award was $52,000. The fair value of the common stock as of the grant date was $2.97 per share.

On October 30, 2014 the Company granted options for the purchase of 200,000 shares of common stock to an employee. These options vest pro-rata over 48 months starting on April 1, 2015 and have a life of ten years and an exercise price of $2.97 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the award was $258,000. The fair value of the common stock as of the grant date was $2.97 per share.

As of December 31, 2014, the fair value of non-vested options totaled $3.2 million which will be amortized to expense over the weighted average remaining term of 3.17 years.

The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option-pricing model.  Key weighted-average assumptions used to apply this pricing model during the years ended December 31, 2014 and 2013 were as follows:

	2014	2013
Risk-free interest rate	2.29% to 2.82%	1.8% to 2.8%
Expected life of option grants	10 years	10 years
Expected volatility of underlying stock	38.1% to 39.4%	39.4% to 39.7%
Dividends Assumption	0	0

The expected stock price volatility for the Company’s stock options was determined by the historical volatilities for industry peers and used an average of those volatilities.  The Company attributes the value of stock-based compensation to operations on the straight-line single option method.  Risk free interest rates were obtained from U.S. Treasury rates for the applicable periods.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 23 – Options (continued)

The following table summarizes the changes in options outstanding during the years ended December 31, 2014 and 2013:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2013	731,500	$0.46	41
Granted	1,348,499	$1.29	--
Forfeitures	(18,299)
Outstanding at December 31, 2013	2,061,700	$2.39	$1,150
Granted	967,500	$4.32	$--
Exercised	(15,918)
Forfeitures	(220,624)
Outstanding at December 31, 2014	2,792,658	$3.41	$988

Exercisable at December 31, 2014	965,037	$2.33	$930

Exercisable at December 31, 2013	938,487	$1.65	$1,091

	Weighted
	Average
	Remaining
Number of	Contractual Life	Exercise	Currently
Options	(In Years)	Price	Exercisable
104,000	6.9	$1.40	104,000
2,500	7.0	$1.00	2,500
465,000	8.0	$0.31	465,000
92,500	8.2	$0.80	46,250
5,000	8.3	$2.00	5,000
661,000	8.6	$2.70	18,000
94,783	8.7	$2.60	47,392
2,500	8.9	$3.00	625
431,500	8.9	$2.56	213,875
10,000	9.1	$4.74	--
89,375	9.3	$5.20	21,875
25,000	9.4	$4.85	25,000
387,000	9.4	$4.81	--
75,000	9.5	$3.79	9,375
347,500	9.8	$2.97	6,145

2,792,658			965,037

 SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 24 - Warrants

On March 20, 2013, the Company granted 83,334 warrants to Bridge Bank in connection with the acquisition of Lilien. The warrants were fully vested on the date of the grant and have an exercise period of seven years.  The warrants have an exercise price of $0.90 per share.  The Company valued the warrants using the Black-Scholes option valuation model and incurred a stock-based compensation charge of $109,000 during the year ended December 31, 2013 which has been including as a component of acquisition transaction costs.

On August 29, 2013, the Company granted 56,250 warrants to Bridge Bank in connection with Amendment 1 to the BFA. The warrants were fully vested on the date of grant, have an exercise period of seven years and an exercise price of $2.40 per share. The Company valued the warrants using the Black-Scholes valuation model and the fair value of the warrants of $137,000 has been capitalized as deferred financing costs during the year ended December 31, 2013 and is being amortized to interest expense over the remaining term of the credit line.

On April 15, 2014, the Company granted 100,000 warrants to the Underwriters of the April 9, 2014 equity raise in connection with the Underwriting Agreement, as more fully described in Note 21.  The warrants are exercisable commencing one year after the effective date of the registration statement related to the offering and will be exercisable for four years thereafter.  The warrants have an exercise price of $7.50 per share.  These warrants were part of the IPO capital raise and therefore a stock-based compensation charge was not required.

The following table summarizes the changes in warrants outstanding during the years ended December 31, 2014 and 2013:

		Weighted	Aggregate Intrinsic
	Number	Average	Value
	of Options	Exercise Price	(in thousands)
Outstanding at January 1, 2013	421,678	$1.39
Granted	139,584	$1.86
Exercised	(150,000)	$(1.74)
Outstanding at December 31, 2013	411,262	$1.42	$-

Granted	100,000	$7.50
Exercised	-
Forfeitures	-
Outstanding at December 31, 2014	511,262	$5.78	$-

Exercisable at December 31, 2013	411,262

Exercisable at December 31, 2014	511,262

Note 25 - Income Taxes

The domestic and foreign components of income (loss) before income taxes from continuing operations for the years ended December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
Domestic	$(6,431)	$(3,989)
Foreign	(1,221)	(546)

Income from Continuing Operations before Provision for Income Taxes	$(7,652)	$(4,535)

The income tax provision (benefit) for the years ended December 31, 2014 and 2013 consists of the following (in thousands):

	2014	2013
Foreign
Current	$--	$--
Deferred	(303)	(109)
U.S. federal
Current	--	--
Deferred	(1,395)	1,089
State and Local
Current	--	--
Deferred	(278)	211
	(1,976)	1,191
Change in valuation allowance	1,976	(1,191)

Income Tax Provision	$--	$--

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 25 - Income Taxes (continued)

The reconciliation between the U.S. statutory federal income tax rate and the Company’s effective rate for the years ended December 31, 2014 and 2013 is as follows:

	2014	2013
U.S. federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	2.4	4.5
Basis differences for acquisitions	0.0	(38.8)
Transaction costs	(4.5)	(18.4)
Derivative liability / debt discount	0.0	(4.2)
Incentive stock options	(3.3)	0.0
State rate change and other	(1.4)	(1.1)
US-Foreign income tax rate difference	(1.5)	(1.2)
Other permanent items	0.1	(1.1)
Change in valuation allowance	(25.8)	26.3
Effective Rate	0.0%	0.0%

As of December 31, 2014 and 2013, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:

(in 000s)	2014	2013
Deferred Tax Asset
Net operating loss carryovers	$11,088	$905
Deferred revenue	1,526	--
Stock based compensation	692	581
Fixed asset depreciation	164	156
Research credits	159	--
Accrued compensation	28	282
Other	18	72

Total Deferred Tax Asset	13,675	1,996
Less: valuation allowance	(6,091)	(1,059)

Deferred Tax Asset, Net of Valuation Allowance	$7,584	$937

Deferred Tax Liabilities	2014	2013
Intangible assets	$(6,756)	$(751)
Prepaid maintenance	(554)	--
Capitalized research	(274)	(186)
Total deferred tax liabilities	(7,584)	(937)

Net Deferred Tax Asset (Liability)	$--	$--

As of December 31, 2014 and 2013, the Company had approximately $22.1 million and $7.9 million, respectively, of U.S. federal and state net operating loss (“NOL”) carryovers available to offset future taxable income. These NOLs, if not utilized, begin expiring in the year 2019. The Company recognized an immaterial tax benefit for stock-based awards for the year ending December 31, 2014. Deferred tax assets are not recognized for net operating loss carryforwards resulting from excess tax benefits related to exercised stock-based awards.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 25 - Income Taxes (continued)

In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s net operating loss carryover may be subject to an annual limitation in the event of a change of control, as defined by the regulations. On April 18, 2014, the Company acquired 100% of the outstanding capital stock of AirPatrol Corporation. At December 31, 2013, AirPatrol had approximately $13.6 million of U.S. federal and state NOL carryovers available to offset future taxable income. In accordance with Section 382, these NOL carryovers are subject to an annual limitation of approximately $978,000. The Company also performed a preliminary evaluation as to whether a change of control has taken place and concluded that Softlead, Inc. experienced a change of ownership upon the completion of the reverse merger transaction in July 2011. It is estimated that Softlead’s NOLs are subject to an annual limitation of $331,000 for NOLs generated up through the date of the reverse merger in July 2011.

As of December 31, 2014 and 2013, the Company had approximately $1,200,000 and $950,000 respectively of Saudi Arabian NOL carryovers available to offset future taxable income. Although the carryover period is unlimited, only 25% of taxable income in any given year may be offset by the Company’s NOL carryovers. As of December 31, 2014 and 2013, AirPatrol Canada, which was acquired on April 18, 2014 as part of the AirPatrol Merger Agreement, had approximately $9,330,000 and $8,340,000 respectively, of Canadian NOL carryovers available to offset future taxable income. These NOLs, if not utilized, begin expiring in the year 2026.

No provision was made for U.S. or foreign taxes on the undistributed earnings of Sysorex Arabia and AirPatrol Canada, as such earnings are considered to be permanently reinvested. Such earnings have been, and will continue to be, reinvested, but could become subject to additional tax, if they were remitted as dividends, loaned to the Company, or if the Company should sell its stock in Sysorex Arabia or AirPatrol Canada. It is not practicable to determine the amount of additional tax, if any, that might be payable on the undistributed foreign earnings.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realization of deferred tax assets, management considers, whether it is “more likely than not”, that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible.

ASC 740, “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of December 31, 2014 and 2013. As of December 31, 2014 and December 31, 2013, the change in valuation allowance was $1,976,000 and $(1,191,000), respectively.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.  ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company is required to file income tax returns in the United States (federal), Canada, Saudi Arabia and in various state jurisdictions in the United States. Based on the Company’s evaluation, it has been concluded that there are no material uncertain tax positions requiring recognition in the Company’s financial statements for the years ended December 31, 2014 and 2013.

The Company’s policy for recording interest and penalties associated with unrecognized tax benefits is to record such interest and penalties as interest expense and as a component of selling, general and administrative expense, respectively.  There were no amounts accrued for interest or penalties for the years ended December 31, 2014 and 2013.  Management does not expect any material changes in its unrecognized tax benefits in the next year.

The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities. The Company is subject to examination by U.S. tax authorities beginning with the year ended December 31, 2011. In general, the Canadian Revenue Authority may reassess taxes four years from the date the original notice of assessment was issued. The tax years that remain open and subject to Canadian reassessment are 2010- 2014. The Company is also subject to examination in Saudi Arabia for five years following the filing of the income tax return.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 26 - Fair Value

The Company determines the estimated fair value of amounts presented in these consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the financial statements are not necessarily indicative of the amounts that could be realized in a current exchange between buyer and seller. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. These fair value estimates were based upon pertinent information available as of December 31, 2014 and 2013 and, as of those dates, the carrying value of all amounts approximates fair value.

The Company has categorized its assets and liabilities at fair value based upon the following fair value hierarchy:

●	Level 1 - Inputs use quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

●	Level 2 - Inputs use other inputs that are observable, either directly or indirectly. These inputs include quoted prices for similar assets and liabilities in active markets as well as other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

●	Level 3 - Inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability.

In instances where inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. The Company’s assessment of the significance of particular inputs to these fair measurements requires judgment and considers factors specific to each asset or liability.

Both observable and unobservable inputs may be used to determine the fair value of positions that are classified within the Level 3 category. As a result, the unrealized gains and losses for assets within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in historical company data) inputs.

The following table summarizes the valuation of the Company’s investment by the above fair value hierarchy levels as of December 31, 2013 (there were no major categories of assets to be measured at fair value during the year ended December 31, 2014) (in thousands):

	Quoted Prices In Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31
Marketable securities at December 31, 2013	$125	$--	$--	$125

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using Level III unobservable inputs during the year ended December 31, 2013 (in thousands).

	Warrant Liability	Embedded Conversion Feature	Total
Balance – December 31, 2012	$49	$128	$177
Change in fair value of derivative liability	489	--	489
Reclassification of derivative liability to equity	(538)	(128)	(666)
Balance - December 31, 2013	$--	$--	$--

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 27 - Credit Risk and Concentrations

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

The Company maintains cash deposits with financial institutions, which, from time to time, may exceed federally insured limits. Cash is also maintained at a foreign financial institution for its majority-owned subsidiary. Cash in foreign financial institutions as of December 31, 2014 and December 31, 2013 was immaterial. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash.

The following table sets forth the percentages of revenue derived by the Company from those customers which accounted for at least 10% of revenues during the years ended December 31, 2014 and 2013 (in thousands):

	As of December 31,
	2014		2013
	$	%	$	%
Customer A	8,334	13%	6,272	12%
Customer B	6,395	10%	--	--%

As of December 31, 2014, Customer C represented approximately 12% and Customer D represented approximately 10% of total accounts receivable. As of December 31, 2013, Customer A represented approximately 28%, Customer E represented approximately 14% and Customer F represented approximately 11% of total accounts receivable.

As of December 31, 2014, two vendors represented approximately 39% and 13% of total gross accounts payable. Purchases from these vendors during the year ended December 31, 2014 were $23.4 million, and $7.2 million, respectively. As of December 31, 2013, one vendor represented approximately 56% of total gross accounts payable. Purchases from this vendor during the year ended December 31, 2013 were $19.8 million.

For the year ended December 31, 2014, three vendors represented approximately 52%, 16% and 10% of total purchases. For the year ended December 31, 2013, three vendors represented approximately 54%, 12% and 10% of total purchases.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 28 – Segment Reporting and Foreign Operations

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

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 28 – Segment Reporting and Foreign Operations (continued)

The financial data by business segment are as follows (in thousands):

	IT Commercial	IT Government	eSolutions	Location-based Technology	Unallocated/ Corporate/Other	Total
Year Ended December 31, 2014
Net revenues	$52,489	$4,610	$3,958	$1,892	$--	$62,949
Cost of net revenues	$(41,020)	$(1,982)	$(801)	$(406)	$--	$(44,209)
Gross profit	$11,469	$2,628	$3,157	$1,486	$--	$18,740
Gross margin %	22%	57%	80%	79%
Depreciation and amortization	$128	$13	$31	$94	$27	$293
Amortization of intangibles	$769	$--	$544	$1,600	$--	$2,913
Segment profit (loss)	$(388)	$1,143	$1,145	$(3,416)	$(6,136)	$(7,652)

Year Ended December 31, 2013
Net revenues	$44,560	$4,689	$1,323	$--	$--	$50,572
Cost of net revenues	$(35,452)	$(2,586)	$(279)	$--	$--	$(38,317)
Gross profit	$9,107	$2,103	$1,044	$--	$--	$12,255
Gross margin %	20%	45%	79%
Depreciation and amortization	$84	$33	$4	$--	$1	$122
Amortization of intangibles	$640	$--	$182	$--	$--	$822
Segment profit (loss)	$(1)	$323	$268	$--	$(5,125)	$(4,535)

As of December 31, 2014
Property and equipment, net	$321	$3	$44	$238	$702	$1,308
Property and equipment additions	$214	$--	$24	$89	$726	$1,053
Intangible assets, net and goodwill	$8,515	$--	$3,268	$19,059	$--	$30,842
Intangible assets and goodwill additions	$--	$--	$--	$20,660	$--	$20,660
Total segment assets	$30,254	$2,366	$5,146	$21,846	$2,448	$62,060

As of December 31, 2013
Property and equipment, net	$236	$16	$37	$--	$2	$291
Property and equipment additions	$63	$3	$12	$--	$1	$79
Intangible assets, net and goodwill	$9,284	$--	$3,752	$--	$--	$13,036
Intangible assets and goodwill additions	$9,284	$--	$3,752	$--	$--	$13,036
Total segment assets	$29,959	$3,477	$8,822	$--	$(3,384)	$38,874

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 28 – Segment Reporting and Foreign Operations (continued)

The Company’s operations are located primarily in the United States, Canada and Saudi Arabia. Revenues by geographic area are attributed by country of domicile of our subsidiaries. The financial data by geographic area are as follows (in thousands):

	United		Saudi
	States	Canada	Arabia	Eliminations	Total
Twelve Months Ended December 31, 2014:
Revenues by geographic area	$62,938	$11	$--	$--	$62,949
Operating loss by geographic area	$(6,487)	$(987)	$(232)	$--	$(7,706)
Net loss by geographic area	$(6,432)	$(988)	$(232)	$--	$(7,652)

Twelve Months Ended December 31, 2013:
Revenues by geographic area	$50,665	$--	$45	$(138)	$50,572
Operating loss by geographic area	$(3,369)	$--	$(547)	$--	$(3,916)
Net income (loss) by geographic area	$(3,988)	$--	$(547)	$--	$(4,535)

As of December 31, 2014:
Identifiable assets by geographic area	$61,149	$133	$778	$--	$62,060
Long lived assets by geographic area	$32,398	$30	$--	$--	$32,428

As of December 31, 2013:
Identifiable assets by geographic area	$38,088	$--	$786	$--	$38,874
Long lived assets by geographic area	$13,372	$--	$11	$--	$13,383

Note 29 - Commitments and Contingencies

Operating Leases

The Company leases facilities located in California, Washington State, Oregon, Virginia, Maryland, Hawaii, Canada, and Saudi Arabia for its office space under non-cancelable operating leases that expire at various times through 2020. The total amount of rent expense under the leases is recognized on a straight-line basis over the term of the leases. As of December 31, 2014, deferred rent payable was $127,000 and was de minimis as of December 31, 2013. Rent expense under the operating leases for the years ended December 31, 2014 and 2013 was $1.1 million and $417,000, respectively.

Future minimum lease payments under the above operating lease commitments at December 31, 2014 are as follows (in thousands):

For the Years Ending December 31,	Amount
2015	$998
2016	909
2017	673
2018	455
2019	194
Thereafter	17
Total	$3,246

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 29 - Commitments and Contingencies (continued)

Litigation

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company, or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

During the year ended December 31, 2011, a judgment in the amount of $936,000 was levied against Sysorex Arabia LLC in favor of Creative Edge, Inc. in connection with amounts advanced for operations.  Of that amount, $214,000 has been repaid, $515,000 will be paid through a surety bond, and the remaining $207,000 has been accrued as advances payable on the consolidated balance sheet by Sysorex Arabia as of December 31, 2014 and 2013, respectively.  There was no effect upon the statement of operations in connection with this transaction.

Defined Contribution Pension Plan - Sysorex

The Company sponsors a 401(k) defined contribution retirement plan (“The Sysorex 401k Plan”) covering all of its eligible employees after their completion of six months of service and upon attaining the age of 21.  The Sysorex 401k Plan provides that employees can contribute a percentage of their compensation limited to amounts prescribed by the Internal Revenue Service, adjusted annually.  Matching contributions are made at the discretion of management.  No employer-matching contributions were made to the Sysorex 401k Plan for the years ended December 31, 2014 and 2013.

Defined Contribution Pension Plan-Lilien

The Company sponsors a 401(k) defined contribution retirement plan (“The Lilien 401k Plan”) covering all of its eligible employees after their completion of three months of service and upon attaining the age of 21.  The Lilien 401k Plan provides that employees can contribute a percentage of their compensation limited to amounts prescribed by the Internal Revenue Service, adjusted annually.  Matching contributions are made at the discretion of management.  No employer-matching contributions were made to the Lilien 401k Plan for the years ended December 31, 2014 and 2013.

Employee Benefit Plan - Shoom

The Company has a defined contribution benefit plan that covers substantially all domestic employees who elect to participate. This plan provides for discretionary Company contributions based on employee participation.  Employees must be 21 years or older to participate, have been employed by the Company for three months and worked a minimum of 501 hours. The Company’s matching contribution equals 100% on the first 3% of each participant’s compensation which is deferred as an elective deferral. Employees are 100% vested in the plan after meeting all eligibility requirements (as defined).  Company contributions under the plan amounted to $45,000 and $14,000 for the years ended December 31, 2014 and 2013, respectively.

The Company has adopted a profit sharing plan that must be approved by the Company’s Board of Directors annually. All Shoom employees who have been with the Company for at least one year are eligible. Company contributions under the profit sharing plan amounted to $226,000 and $83,000 for the years ended December 31, 2014 and 2013, respectively.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 29 - Commitments and Contingencies (continued)

Employee Benefit Plan-AirPatrol

The Company maintains a contributory 401(k) plan and a profit sharing plan.  These plans are for the benefit of all eligible employees, who may have up to 90% of their salary withheld, not to exceed annual statutory limits.  The Company may, in its sole discretion, contribute and allocate to each eligible participant a percentage of the participant’s elective deferral. The Company did not make any 401(k) plan contributions for the years ended December 31, 2014 and 2013, respectively.

Employee Benefit Plan – Sysorex Global Holdings Corp.

On January 1, 2015 all of the defined contribution retirement plans were merged into one plan under Sysorex Global Holdings Corp.

Contingent Consideration

Under the terms of the acquisition of Lilien as more fully described in Note 3, the Company is liable for the payment of additional cash consideration to the extent that the recipients of the 3,000,000 shares of the Company's common stock referred to above receive less than $6.0 million from the sale of those shares, less customary commissions, on or before March 20, 2015.  As of the date of the acquisition and December 31, 2014 and 2013, the guaranteed amount was considered by management to be de minimis.

Under the terms of the acquisition of AirPatrol, the AirPatrol Merger Consideration also includes an earn-out, half of the value of which shall be in stock and the other half in cash (unless otherwise agreed or required pursuant to the AirPatrol Agreement) payable to the former stockholders of AirPatrol in 2015 in accordance with the following formula: if for the five quarter period ending March 31, 2015, AirPatrol Net Income meets or exceeds $3.5 million, the Company shall pay to the former AirPatrol stockholders an earn-out payment equal to two times AirPatrol Net Income, provided that the total earn-out payment shall not exceed $10,000,000. The Company evaluated the fair value of the contingent earn out liability and deemed it more likely than not that nothing will be owed under such agreement.

Statutory Reserve

In accordance with local laws, Sysorex Arabia LLC is required to pay 10% of its net income every year to a statutory reserve account until the balance reaches 50% of its stock capital.  This statutory reserve is not applicable for distribution.  The Company is obligated to deposit an aggregate of $267,000 into that account based upon its stock capital and, as of December 31, 2014 and 2013 the Company has not made any deposits into that account as it is not profitable.

End of Service Indemnity Provision

In accordance with local labor laws, Sysorex Arabia LLC is required to accrue benefits payable to the employees of the Company at the end of their services with the Company. As of December 31, 2014 and 2013, the Company has accrued approximately $146,000 and $0, respectively.

Quasi-Reorganization

On June 30, 2009, Sysorex Government Services, Inc., in connection with the Company’s expansion into the government services industry, performed a deficit reclassification quasi-reorganization whereby $2,441,960 of the Company’s accumulated deficit was reduced by a transfer from the Company’s additional paid in capital. Therefore, the Sysorex Government Services’ portion of Retained Earnings on the balance sheet are those Retained Earnings accumulated since July 1, 2009.

Consulting Agreement-Related Party

Effective April 1, 2013, the Company entered into a Consulting Services Ordering Agreement with its Chairman of the Board, Abdus Salam Qureishi. Mr. Qureishi, as the former CEO of the Company, consults on various operations of the Company. The original term was for one year, expiring March 31, 2014, which was extended to March 31, 2015. Mr. Qureishi provides services at the rate of $375 per hour. He received $360,000 and $240,000 during 2014 and 2013, respectively.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 30 - Subsequent Events

IronSky Investment

In October 2013 the Company loaned $130,000 to IronSky Corporation, a company in the field of cyber security solutions, to support its operations in accordance with the terms of a Secured Promissory Note (“IronSky Note”). The Company also had $190,000 of accounts receivable from IronSky. As of December 31, 2014, the Company determined that it would accept the IronSky note collateral in lieu of a cash payment of the IronSky note and accounts receivable owed and have deemed the amounts owed as an investment in the business of IronSky. On January 22, 2015 IronSky and the Company entered into an Agreement and Consent to Surrender of Collateral whereby IronSky irrevocably assigned and transferred all rights, title, ownership and interests in and to the Collateral in full satisfaction of the Secured Indebtedness. Preliminary information is not yet available and the Company does not expect a loss on this contingency in the 1st Q of 2015.

Common Stock

On January 26, 2015, the Company issued 7,895 shares of common stock under the terms of a consulting services agreement which were fully vested upon the date of grant. The Company recorded an expense of $11,211 for the value of those shares.

On January 27, 2015, the Company issued 56,250 shares of common stock for the settlement of a $90,000 liability.

On January 30, 2015, the Company issued 20,000 shares of common stock under the terms of a consulting services agreement which were fully vested upon the date of grant. The Company recorded an expense of $30,000 for the value of those shares.

Options

On February 12, 2015 the Company granted options for the purchase of 236,500 shares of common stock to employees of the Company. These options vest pro-rata over 48 months and have a life of ten years and an exercise price of $1.56 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the award was $162,000. The fair value of the common stock as of the grant date was $1.56 per share.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A: CONTROLS AND PROCEDURES

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Report on Controls and Procedures

Although a report on management’s assessment regarding internal control is not required due to the transition period established by the Securities and Exchange Commission for newly public companies, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Exemption from Management's Report on Internal Control Over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

This annual report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of the last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

Not applicable.

PART III

Item 10: Directors, Executive Officers and corporate governance

The information concerning the Company’s Code of Business Conduct and Ethics is set forth below in this Item 10. All other information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (“SEC”) within 120 days of the fiscal year ended December 31, 2014.

Code of Business Conduct and Ethics

The Board of Directors has adopted a code of business conduct and ethics (the “Code”) designed, in part, to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with or submits to the Securities and Exchange Commission and in the Company’s other public communications, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of Code violations to an appropriate person or persons, as identified in the Code and accountability for adherence to the Code. The Code applies to all directors, executive officers and employees of the Company. The Code is periodically reviewed by the Board of Directors. In the event we determine to amend or waive certain provisions of the Code, we intend to disclose such amendments or waivers on our website at http://www.sysorex.com under the heading “Investors” within four business days following such amendment or waiver or as otherwise required by the Nasdaq Listing Rules.

Item 11: Executive Compensation

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014.

Item 12: Security Ownership of Certain Beneficial Owners and Management AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014.

Item 13: Certain Relationships and Related Transactions, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014.

PART IV

Item 15. Exhibits, Financial Statement Schedules

15(a)(1) Financial Statements

The financial statements filed as part of this report are listed and indexed in the table of contents. Financial statement schedules have been omitted because they are not applicable or the required information has been included elsewhere in this report.

15(a)(2) Financial Statement Schedules

Not applicable.

15(a)(3) Exhibits

The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the exhibits. The Company has identified in the Exhibit Index each management contract and compensation plan filed as an exhibit to this Annual Report on Form 10-K in response to Item 15(a)(3) of Form 10-K.

Exhibit No.	Description of Document

(a) Exhibit No.	Description
2.1	Asset Purchase and Merger Agreement, effective March 1, 2013, by and among Sysorex Global Holdings Corp., Lilien, LLC and Lilien Systems. (1)
2.2	Agreement of Merger dated March 20, 2013 by and between Lilien Systems and Sysorex Acquisition Corporation. (2)
2.3	List of Schedules and Exhibits to Asset Purchase and Merger Agreement, effective March 1, 2013, by and among Sysorex Global Holdings Corp., Lilien, LLC and Lilien Systems. (2)
2.4	Agreement and Plan of Merger dated August 31, 2013 by and between Sysorex Global Holdings Corp. and Shoom, Inc.(2)
2.5	Acquisition and Share Exchange Agreement dated as of June 27, 2011 by and between Sysorex Consulting, Inc. and Softlead, Inc. (2)
2.6	Agreement and Plan of Merger dated as of December 20, 2013, by and among Sysorex Global Holdings Corp., AirPatrol Corporation, AirPatrol Acquisition Corp. I, AirPatrol Acquisition Corp. II, and Shareholders Representative Services LLC. (5)
2.7	Amendment No. 1 to Agreement and Plan of Merger dated February 28, 2014 with AirPatrol Corporation. (6)
2.8	Amendment No. 2 to Agreement and Plan of Merger dated April 18, 2014 with AirPatrol Corporation. (8)
2.9	Waiver and Amendment No. 3 to Agreement and Plan of Merger dated April 18, 2014 with AirPatrol Corporation. (10)
3.1	Restated Articles of Incorporation. (1)
3.2	Amendment No. 1 to Amended and Restated Bylaws of Softlead, Inc. (renamed Sysorex Global Holdings Corp.) (1)
4.1	Specimen Stock Certificate of the Corporation. (1)
4.2	Business Financing Agreement dated March 15, 2013 by and among the Sysorex Government Services, Inc., Lilien Systems and Bridge Bank, N.A. (1)
4.3	Warrant to purchase common stock dated March 20, 2013 held by Bridge Bank N.A. (1)
4.4	Warrant to purchase common stock dated July 31, 2012 held by Hanover Holdings I, LLC. (1)
4.5	Warrant to purchase common stock dated August 29, 2013 held by Bridge Bank N.A. (2)
4.6	Amendment to Business Financing Agreement, Waiver of Default and Consent dated as of August 29, 2013 between the Sysorex Global Holdings Corp. and Bridge Bank, N.A. (2)
4.7	Form of Underwriter’s Warrant. (4)
10.1	Guaranty of Corporation to Bridge Bank, N.A. dated March 15, 2013. (1)
10.2	Guarantor Security Agreement dated March 15, 2013 to Bridge Bank, N.A. (1)
10.3	Registration Rights Agreement dated March 20, 2013 by and between the Corporation and Bridge Bank, N.A. (1)
10.4	Form of Guaranty Agreement dated March 2013 between the Corporation and each of the former members of Lilien, LLC. (1)
10.5+	Form of Employment Agreement effective March 2013 between the Corporation and each of Geoffrey Lilien, Dhruv Gulati and Bret Osborn. (1)
10.6	Registration Rights Agreement dated August 29, 2013 by and between the Corporation and Bridge Bank, N.A. (2)

10.7+	Employment Agreement dated July 1, 2010, by and between the Corporation and Nadir Ali, as amended. (2)
10.8	Equity Exchange Agreement dated as of March 31, 2013 by and between the Corporation and Duroob Technology. (2)
10.9	Loan Agreement dated as of August 30, 2013 by and between AirPatrol Corporation and Sysorex Global Holdings Corp. (4)
10.10	Secured Promissory Note dated August 30, 2013 from AirPatrol Corporation to Sysorex Global Holdings Corp. (4)
10.11	Security Agreement dated as of August 30, 2013 by and between AirPatrol Corporation and Sysorex Global Holdings Corp. (4)
10.12	Subordination Agreement dated as of August 30, 2013 by and between Sysorex Global Holdings Corp. and Note Holders. (4)
10.13+	Employment Agreement dated as of December 20, 2013 by and between AirPatrol Corporation and Cleve Adams. (5)
10.14	Amendment No. 1 to Secured Promissory Note dated February 28, 2014 from AirPatrol Corporation to Sysorex Global Holdings Corp. (6)
10.15	Securities Purchase Agreement dated February 24, 2014 between Sysorex Global Holdings Corp. and Geneseo Communications, Inc. (6)
10.16+	Consulting Services Ordering Agreement dated as of April 1, 2013 by and between the Company and A. Salam Qureishi. (6)
10.17	Amendment Number Two to Business Financing Agreement, Waiver and Consent dated May 13, 2014 among Bridge Bank National Association, Lilien Systems and Sysorex Government Services, Inc. (9)
*10.18	Amendment Number Three to Business Financing Agreement, Waiver and Consent dated December 31, 2014 among Bridge Bank National Association, Lilien Systems and Sysorex Government Services, Inc.
10.19+	Director Services Agreement with Leonard A. Oppenheim dated October 21, 2014. (11)
10.20+	Director Services Agreement with Thomas L. Steding dated October 21, 2014. (11)
10.21+	Director Services Agreement with Kareem M. Irfan dated October 21, 2014. (11)
10.22+	Director Services Agreement with Tanveer A. Khader dated October 21, 2014. (11)
10.23+	Form of Non-Qualified Stock Option Agreement. (11)
10.24+	Form of Restricted Stock Award Agreement. (11)
10.25+	Employment Agreement, effective as of October 1, 2014, between William Frederick and the Company. (10)
10.26+	Employment Agreement, effective as of October 1, 2014, between Wendy Loundermon and the Company. (11)
10.27+	Form of Incentive Stock Option Agreement. (11)
10.28+	Release Agreement, dated January 30, 2015, between William Frederick and the Company. (12)
10.29+	Amended and Restated 2011 Employee Stock Incentive Plan. (13)
21	List of Subsidiaries of the Corporation. (10)
*23.1	Consent of Marcum LLP.
*24.1	Power of Attorney.
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014.
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014.
32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Master Services Agreement dated February 24, 2014 by and between Geneseo Communications, Inc. and the Corporation. (7)
*101.INS	XBRL Instant Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*     Filed herewith.

+     Indicates a management contract or compensatory plan.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-190574) filed on August 12, 2013.

(2)	Filed on October 9, 2013 with the Company’s Registration Statement on Form S-1 (No. 333-191648) and incorporated herein by reference.

(3)	Filed on November 12, 2013 with Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-191648) and incorporated herein by reference.

(4)	Filed on December 9, 2013 with Amendment No. 2 to the Company’s Registration Statement on Form S-1 (No. 333-191648) and incorporated herein by reference.

(5)	Filed on January 21, 2014 with Amendment No. 3 to the Company’s Registration Statement on Form S-1 (No. 333-191648) and incorporated herein by reference.

(6)	Filed on March 13, 2014 with Amendment No. 4 to the Company’s Registration Statement on Form S-1 (No. 333-191648) and incorporated herein by reference.

(7)	Filed on March 21, 2014 with Amendment No. 5 to the Company’s Registration Statement on Form S-1 (No. 333-191648) and incorporated herein by reference.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 24, 2014.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed on May 15, 2014

(10)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-198502) filed on August 29, 2014.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 27, 2014.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 5, 2015.

(13)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-195655) filed on May 2, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYSOREX GLOBAL HOLDINGS CORP

Date: March 26, 2015	By:	/s/ Nadir Ali
Nadir Ali
Chief Executive Officer Principal Executive Officer

Date: March 26, 2015	By:	/s/ Wendy Loundermon
Wendy Loundermon Interim Chief Financial Officer Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nadir Ali	CEO (Principal Executive	March 26, 2015
Nadir Ali	Officer) and Director

/s/ Wendy F. Loundermon	Interim Chief Financial Officer (Principal	March 26, 2015
Wendy F. Loundermon	Financial and Accounting Officer)

*	Chairman of the Board	March 26, 2015
Salam Qureishi	and Director

*	Director	March 26, 2015
Len Oppenheim

*	Director	March 26, 2015
Geoffrey Lilien

*	Director	March 26, 2015
Tom Steding

*	Director	March 26, 2015
Kareem Irfan

*	Director	March 26, 2015
Tanveer Khader

* Nadir Ali, by signing his name hereto, does hereby sign this report on behalf of the directors of the Registrant above whose typed names appear, pursuant to powers of the attorney executed by such directors and filed with the Securities and Exchange Commission.

By: Nadir Ali
Nadir Ali, Attorney-in-Fact

