Form 10-Q
period 2015-03-31
Sysorex Global Holdings Corp.
filed 2015-05-14
CIK 1529113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 001-36404

SYSOREX GLOBAL HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Nevada	88-0434915
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2479 E. Bayshore Road, Suite 195

Palo Alto, CA 94303

(Address of principal executive offices)(Zip Code)

(408) 702-2167

(Registrant’s telephone number, including area code)

No change

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,811,407 shares of common stock, par value $0.001 per share, outstanding as of May 13, 2015.

SYSOREX GLOBAL HOLDINGS CORP.

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

The results for the period ended March 31, 2015 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in our audited financial statements for the fiscal year ended December 31, 2014 and 2013 included in the Form 10-K filed with the Securities and Exchange Commission on March 27, 2015.

The information presented in this Form 10-Q reflects our one-for-two reverse stock split, which became effective on April 8, 2014, except as otherwise indicated.

SYSOREX GLOBAL HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Audited)
Assets

Current Assets
Cash and cash equivalents	$2,695	$3,228
Accounts receivable, net	9,069	8,225
Notes receivable, related party	90	90
Notes and other receivables	1,702	1,294
Inventory	542	610
Prepaid licenses and maintenance contracts	7,179	7,151
Other current assets	1,490	1,463

Total Current Assets	22,767	22,061

Prepaid licenses and maintenance contracts, non-current	5,818	6,200
Property and equipment, net	1,227	1,308
Software development costs, net	357	278
Intangible assets, net	16,794	17,676
Goodwill	13,166	13,166
Other assets	1,350	1,371

Total Assets	$61,479	$62,060

The accompanying notes are an integral part of these financial statements.

SYSOREX GLOBAL HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except per share data)

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Audited)
Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$8,282	$7,468
Accrued Liabilities	2,811	3,299
Deferred revenue	8,888	8,689
Short-term debt	7,272	5,418

Total Current Liabilities	27,253	24,874

Long Term Liabilities
Deferred revenue, non-current	6,781	7,181
Long-term debt	100	100
Other liabilities	650	684

Total Liabilities	34,784	32,839

Commitments and Contingencies

Stockholders' Equity

Preferred stock - $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	--	--
Common stock - $0.001 par value; 50,000,000 shares authorized; 19,791,407 and 19,707,262 issued and outstanding	20	20
Additional paid-in capital	52,508	52,122
Due from Sysorex Consulting Inc.	(666)	(666)
Accumulated other comprehensive income	(25)	(18)
Accumulated deficit (excluding $2,441,960 reclassified to additional paid in capital in quasi-reorganization)	(23,541)	(20,641)

Stockholders' Equity Attributable to Sysorex Global Holdings Corp.	28,296	30,817

Non- controlling Interest	(1,601)	(1,596)

Total Stockholders' Equity	26,695	29,221

Total Liabilities and Stockholders' Equity	$61,479	$62,060

The accompanying notes are an integral part of these financial statements.

SYSOREX GLOBAL HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2015	2014
Revenues	(Unaudited)
Products	$10,388	$13,225
Services	3,734	3,095
Total Revenues	14,122	16,320

Cost of Revenues
Products	8,650	10,708
Services	1,425	1,262
Total Cost of Revenues	10,075	11,970

Gross Profit	4,047	4,350

Operating Expenses
Research and development	163	--
Sales and marketing	2,463	2,297
General and administrative	3,274	2,315
Acquisition related costs	76	104
Amortization of intangibles	882	328

Total Operating Expenses	6,858	5,044

Loss from Operations	(2,811)	(694)

Other Income (Expense)
Interest expense	(99)	(108)
Other	5	14

Total Other Income (Expense)	(94)	(94)

Loss before Provision for Income Taxes	(2,905)	(788)
Provision for Income Taxes	--	(35)

Net Loss	(2,905)	(823)

Net Loss Attributable to Non-controlling Interest	(5)	(43)

Net Loss Attributable to Stockholders of Sysorex Global Holdings Corp.	$(2,900)	$(780)

Net Loss Per Share - Basic and Diluted	$(0.15)	$(0.05)

Weighted Average Shares Outstanding
Basic and Diluted	19,765,585	14,244,699

The accompanying notes are an integral part of these financial statements.

SYSOREX GLOBAL HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	For the Three Months Ended
	March 31,
	2015	2014
	(Unaudited)

Net Loss	$(2,905)	$(823)

Unrealized foreign exchange gain/(loss) from cumulative translation adjustments	(7)	--

Unrealized holding gains in marketable securities including reclassification adjustment of realized gains included in net income	--	(3)

Comprehensive Loss	$(2,912)	$(826)

The accompanying notes are an integral part of these financial statements.

SYSOREX GLOBAL HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Unaudited)

(In thousands, except per share data)

					Accumulated
	Common Stock		Additional Paid-In	Due from Sysorex	Other Comprehensive	Accumulated	Non- Controlling	Total Stockholders'
	Shares	Amount	Capital	Consulting, Inc.	Income (Loss)	Deficit	Interest	Equity

Balance - December 31, 2014	19,707,262	$20	$52,122	$(666)	$(18)	$(20,641)	$(1,596)	$29,221

Common shares issued for services	84,145	--	132	--	--	--	--	132
Stock based compensation	--	--	254	--	--	--	--	254
Cumulative Translation Adjustment	--	--	--	--	(7)	--	--	(7)
Net loss	--	--	--	--	--	(2,900)	(5)	(2,905)

Balance - March 31, 2015	19,791,407	$20	$52,508	$(666)	$(25)	$(23,541)	$(1,601)	$26,695

(Unaudited)

The accompanying notes are an integral part of these financial statements.

SYSOREX GLOBAL HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended
	March 31,
	2015	2014
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(2,905)	$(823)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	121	39
Amortization of intangible assets	882	328
Stock based compensation	386	192
Investment income	--	(3)
Amortization of deferred financing costs	23	--

Changes in operating assets and liabilities:
Accounts receivable and other receivables	(1,252)	(94)
Inventory	68	(52)
Other current assets	(27)	(648)
Prepaid licenses and maintenance contracts	354	(1,454)
Other assets	(2)	319
Accounts payable	814	304
Accrued liabilities	(488)	(186)
Deferred revenue	(201)	1,760
Other liabilities	(34)	(16)
Total Adjustments	644	489

Net Cash Used in Operating Activities	(2,261)	(334)

Cash Flows (Used in) Provided by Investing Activities
Purchase of property and equipment	(22)	(11)
Proceeds from the sale of marketable securities	--	125
Investment in capitalized software	(97)	(70)
Net Cash Flows (Used in) Provided by Investing Activities	(119)	44

Cash Flows Provided by Financing Activities
Net proceeds (repayments) from bank facility	1,980	(423)
Repayment of term loan	(125)	--
Net proceeds from issuance of common stock	--	2,080
Repayment of notes payable	(1)	(136)

Net Cash Provided by Financing Activities	1,854	1,521

Effect of Foreign Exchange Rate on Changes on Cash	(7)	--

Net (Decrease) Increase in Cash and Cash Equivalents	(533)	1,231

Cash and Cash Equivalents - Beginning of period	3,228	2,104

Cash and Cash Equivalents - End of period	$2,695	$3,335

Supplemental Disclosure of cash flow information:
Cash paid for:
Interest	$76	$85
Income Taxes	$--	$35

The accompanying notes are an integral part of these financial statements.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

Note 1 - Organization and Nature of Business

Overview

Sysorex Global Holdings Corp. (“SGHC”), through its wholly-owned subsidiaries, AirPatrol Corporation and AirPatrol Research Corporation (“AirPatrol”), Lilien Systems (“Lilien”), Shoom, Inc. (“Shoom”), Sysorex Government Services, Inc. (“SGS”), Sysorex Federal, Inc. (“Sysorex Federal”) and the majority-owned subsidiary, Sysorex Arabia LLC (“SA”) (collectively the “Company”), provides big data analytics and location based products and related services for the cyber-security and Internet of Things markets. Sysorex also provides supporting products and services including enterprise computing and storage, virtualization, business continuity, data migration, custom application development, networking and information technology business consulting services. The Company is headquartered in California, and has subsidiary offices in Virginia, Maryland, Oregon, Hawaii, State of Washington, California, Vancouver, Canada and Riyadh, Saudi Arabia.

Effective April 16, 2014, and as more fully described in Note 4, the Company acquired AirPatrol, Inc. (“AirPatrol”), a Maryland based provider of mobile cyber-security and location-based service solutions.

Liquidity

As of March 31, 2015, the Company has a working capital deficiency of approximately $4.5 million. For the three months ended March 31, 2015, the Company incurred a net loss of approximately $2.9 million and utilized cash in operations of approximately $2.3 million.

On May 4, 2015 and effective April 29, 2015, the Company amended its bank line of credit to increase the credit limit to $10 million and provide for a second term loan of up to $2 million of which $167,000 was used to pay off the balance of the initial term loan. The Company’s outstanding balance on its bank line of credit and initial term loan on April 29, 2015 was $5,999,000 and $208,000, respectively. Additionally, the Sysorex group of companies was awarded two large IDIQ government vehicles as a prime contractor in April 2015. While the Company believes that it will be successful in securing task orders under the contracts which will generate revenue, there are no assurances that any task orders under the contracts will ultimately be awarded to the Company.

The Company’s current capital resources as of March 31, 2015, increased bank facility, higher margin business line expansion and recent contract awards are expected to be sufficient to fund planned operations during the succeeding twelve months from date of filing this quarterly report. If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months from the date of filing this quarterly report, the Company may need to curtail certain of its expansion activities or consider obtaining additional financing.

Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the Company’s operations for the three-month period ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015.  These interim condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and footnotes for the years ended December 31, 2014 and 2013 included in the Form 10-K filed with the Securities and Exchange Commission on March 27, 2015.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

Note 3 - Summary of Significant Accounting Policies

Significant Accounting Policies

The Company's complete accounting policies are described in Note 2 to the Company's audited financial statements and footnotes for the years ended December 31, 2014 and 2013.

Principles of Consolidation

The condensed consolidated financial statements have been prepared using the accounting records of the Company and its wholly-owned subsidiaries, Sysorex Federal, Inc., Sysorex Government Services, Inc., Lilien Systems, Shoom, Inc., AirPatrol as of April 16, 2014 and its majority-owned subsidiary, Sysorex Arabia LLC (“SA”).  All material inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each of the reporting periods.  Actual results could differ from those estimates. The Company’s significant estimates consist of:

●	The valuation of stock-based compensation;
●	The allowance for doubtful accounts;
●	The valuation allowance for the deferred tax asset; and
●	Impairment of long-lived assets.

Inventory

Inventory is stated at the lower of cost or market utilizing the first-in, first-out method. The Company continually analyzes its slow-moving, excess and obsolete inventories.  Based on historical and projected sales volumes and anticipated selling prices, the Company establishes reserves.  If the Company does not meet its sales expectations, these reserves are increased.  Products that are determined to be obsolete are written down to net realizable value.  As of March 31, 2015 and 2014, the Company deemed any such allowance nominal.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

Note 3 - Summary of Significant Accounting Policies (continued)

Revenue Recognition

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

The Company also enters into sales transactions whereby customer orders contain multiple deliverables, and reports its multiple deliverable arrangements under ASC 605-25 “Revenue Arrangements with Multiple Deliverables” (“ASC-605-25”). These multiple deliverable arrangements primarily consist of the following deliverables: the Company’s design, configuration, installation, integration, warranty/maintenance and consulting services; and third-party computer hardware, software and warranty maintenance services.   In situations where the Company bundles all or a portion of the separate elements, Vendor Specific Objective Evidence (“VSOE”) is determined based on prices when sold separately.  For the three months ended March 31, 2015 and 2014 revenues recognized as a result of customer contracts requiring the delivery of multiple elements was $7.6 million and $12.3 million, respectively.

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

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

Note 3 - Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

Maintenance and Professional Services Revenue Recognition

With respect to sales of our maintenance, consulting and other service agreements including our digital advertising and electronic services, the Revenue Recognition Criteria is met once the service has been provided. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. The fixed rate includes direct labor, indirect expenses, and profits. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. Anticipated losses are recognized as soon as they become known. For the three months ended March 31, 2015 and 2014, the Company did not incur any such losses. These amounts are based on known and estimated factors. Revenues from time and material or firm fixed price long-term and short-term contracts are derived principally with various United States Government agencies and commercial customers.

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

Customers that have purchased maintenance/warranty services have a right to cancel and receive a refund of the amounts paid for unused services at any time during the service period upon advance written notice to the Company. Cancellation and refund privileges with respect to maintenance/warranty services lapse as to any period during the term of the agreement for which such services have already been provided. Customers do not have the right to a refund of paid fees for maintenance/warranty services that the Company has earned and recognized as revenue. Invoices issued for maintenance/warranty services not yet rendered are recorded as deferred revenue and then recognized as revenue ratably over the service period. As a result (1) the warranty and maintenance service fees payable by each customer are separately accounted for in each customer purchase order as a separate line item, and (2) upon the Company’s receipt and acceptance of a request for refund of maintenance/warranty services not yet provided, the Company’s obligation to perform any additional maintenance/warranty services will end. Sales are recorded net of discounts and returns.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

Note 3 - Summary of Significant Accounting Policies (continued)

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

The Company incurred stock-based compensation charges, net of estimated forfeitures of $386,000 and $192,000 for the three months ended March 31, 2015 and 2014, respectively.  The following table summarizes the nature of such charges for the years then ended (in thousands):

	For the Three Months Ended March 31,
	2015	2014
General & Administrative: Compensation and related benefits	$254	$172
General & Administrative: Professional fees	132	--
Acquisition transaction costs	--	20

Totals	$386	$192

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

The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
	2015	2014
Options	2,981,658	2,067,210
Warrants	511,262	411,262
Shares accrued but not issued	35,715	32,143

Totals	3,528,635	2,510,615

Reclassification

Certain accounts in the prior year’s financial statements have been reclassified for comparative purposes to conform to the presentation in the current year’s financial statements. These reclassifications have no effect on previously reported earnings.

Recent Accounting Pronouncements

The FASB and the SEC have issued certain other accounting standards updates and regulations that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2015 or 2014, and does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

Note 3 - Summary of Significant Accounting Policies (continued)

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

Note 4 - Acquisition of AirPatrol Corporation

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

The total recorded purchase price for the transaction was $19.7 million which consisted of $9.5 million cash paid and $10.2 million for the value of stock. The Company evaluated the fair value of the contingent earn out liability and deemed it more likely than not that nothing will be owed under such agreement.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

Note 4 - Acquisition of AirPatrol Corporation (continued)

The following unaudited proforma financial information presents the consolidated results of operations of the Company and AirPatrol for the three months ended March 31, 2014, as if the acquisition had occurred on January 1, 2014 instead of on April 16, 2014. The proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.

(in thousands, except share amounts)	For the Three Months Ended March 31, 2014
Revenues	$16,597
Net Loss Attributable to Common Shareholder	$(2,646)
Weighted Average Number of Common Shares Outstanding, basic and diluted	19,246,028
Loss Per Common Share - Basic and Diluted	$(0.14)

Note 5 - IronSky Investment

In October 2013, the Company loaned $130,000 to IronSky Corporation, a company in the field of cyber security solutions, to support its operations in accordance with the terms of a Secured Promissory Note (“IronSky Note”). During 2014, the Company also had $190,000 of accounts receivable from IronSky. As of December 31, 2014, the Company determined that it would accept the IronSky note collateral in lieu of a cash payment of the IronSky note and accounts receivable owed and have deemed the amounts owed as an investment in the business of IronSky. On January 22, 2015, IronSky and the Company entered into an Agreement and Consent to Surrender of Collateral whereby IronSky irrevocably assigned and transferred all rights, title, ownership and interests in and to the Collateral in full satisfaction of the Secured Indebtedness. Preliminary information is not yet available and the Company plans to operate the business within its Sysorex Mobile, IoT & Big Data Products Segment. However, such operations since January 22, 2015 have been minimal.

Note 6 - Notes and Other Receivables

Notes and other receivables at March 31, 2015 and December 31, 2014 consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Notes receivable	$900	$900
Other receivables	802	394
Total Notes and Other Receivables	$1,702	$1,294

Notes Receivable

On July 17, 2014, the Company loaned $900,000 to a third party pursuant to the terms of a promissory note. The promissory note’s extended due date is June 30, 2015, and accrues interest at a rate of 8% per annum.

Other Receivables

Other receivables primarily consist of receivables for cooperative reimbursements from vendors; marketing development funds from vendors; and revenue earned under contracts in advance of billings.

Notes Receivable, Related Party

On June 19, 2014 AirPatrol loaned $90,000 to a related party pursuant to the terms of a promissory note. The promissory note is due December 19, 2015 and accrues interest at a rate of 0.33% per annum.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

Note 7 - Inventory

Inventory at March 31, 2015 and December 31, 2014 consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$86	$401
Work in process	8	113
Finished goods	448	96
Total Inventory	$542	$610

Note 8 - Due from Related Parties

Non-interest bearing amounts due on demand from a related party are $666,000 as of March 31, 2014 and December 31, 2013 and consist primarily of amounts due from Sysorex Consulting, Inc.  As Sysorex Consulting, Inc. is a direct shareholder of, and an investor in, the Company, the amounts due from Sysorex Consulting, Inc. as of March 31, 2015 and December 31, 2014 are classified as a reduction of stockholders' equity.

Note 9 - Deferred Revenue

Deferred revenue as of March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015	December 31, 2014
Deferred Revenue, Current
Maintenance agreements	$8,420	$8,321
Services	468	368
Total Deferred Revenue, Current	8,888	8,689

Deferred Revenue, Non-Current
Maintenance agreements	6,781	7,181

Total Deferred Revenue	$15,669	$15,870

The fair value of the deferred revenue approximates the services to be rendered.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

Note 10 - Debt

Debt as of March 31, 2015 and December 31, 2014 consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Short-Term Debt
Advances payable	722	722
Notes payable	421	423
Revolving line of credit	5,879	3,898
Term loan	250	375
Total Short-Term Debt	$7,272	$5,418

Long-Term Debt
Notes payable	$100	$100
Total Long-Term Debt	$100	$100

Advances Payable

During the year ended December 31, 2011, a judgment in the amount of $936,000 was levied against Sysorex Arabia LLC in favor of Creative Edge, Inc. in connection with amounts advanced for operations.  Of that amount, $214,000 has been repaid leaving a balance of $722,000 of which $515,000 will be paid through a surety bond and the remaining $207,000 has been accrued as advances payable by Sysorex Arabia as of March, 31, 2015 and December 31, 2014.

Notes Payable

Notes payable and accrued interest as of March 31, 2015 and December 31, 2014 consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Notes Payable, Short-Term
Notes payable dated August 31, 2013 (A)	421	423
Total Notes Payable, Short-Term	$421	$423

Notes Payable, Long-Term
Notes payable dated August 30, 2013 (B)	$100	$100
Total Notes Payable, Long-Term	$100	$100

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

Note 10 - Debt (continued)

Notes Payable (continued)

(A)	Note payable dated August 31, 2013

On August 31, 2013 the Company entered into the Shoom Agreement to acquire Shoom for a purchase price of $2.5 million of cash and 1.4 million shares of common stock (after giving effect to a reverse stock split). Approximately $500,000 of the cash purchase price was deposited in escrow from which any amounts not subject to claims shall be released to the former Shoom stockholders, on a pro-rata basis, in equal installments over seven years on each anniversary date of the closing date. As of March 31, 2015, $420,000 remains in escrow with $70,000 reflected in other current assets and $350,000 reflected in other assets in the accompanying financial statements. Pursuant to the terms of the Shoom Agreement, the delivery of the Shoom consideration to each stockholder was subject to the return of certain documentation thus the Company initially recorded the cash consideration to be paid as a non-interest bearing note in the amount of $2.5 million.  As of March 31, 2015 and December 31, 2014, $421,000 and $423,000, respectively, was still payable to the Shoom stockholders and is reflected as a note payable in the accompanying financial statements.

(B)	Note payable dated August 30, 2013

Note received by AirPatrol from Howard County Economic Development Authority (Maryland) as incentive to relocate the AirPatrol office to the county. The note is unsecured, accrues interest at 3% per annum, and matures on December 31, 2017.

Revolving Line of Credit

On March 15, 2013, and in connection with and concurrent with our acquisition of Lilien, Sysorex Government Services, Inc., and Lilien Systems, 100%-owned subsidiaries of Sysorex Global Holdings, Inc., entered into a Business Finance Agreement (the “BFA”) as co-borrowers (the “Borrowers”) with Bridge Bank, NA (the “Bank”) under which the Borrowers obtained a revolving line of credit for up to $5.0 million through March 15, 2015.  On March 20, 2013, the Borrowers received $4.2 million under the Agreement.  Of that amount, $3.0 million was paid as consideration in connection with the acquisition of Lilien effective March 1, 2013. The balance of $1.2 million was utilized to pay the acquisition costs, for the repayment of various notes and short-term debts and to support operations. The terms of the BFA require all cash receipts of Sysorex Government Services, Inc. and Lilien Systems to be remitted to a lockbox for application to the balance due in connection with the Agreement. Per the original terms the line of credit incurs interest at the greater of 5.25% or the bank's prime rate plus 2% and matured on March 15, 2015.  The interest rate as of March 31, 2015 was 5.25% per annum.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

Note 10 – Debt (continued)

Revolving Line of Credit (continued)

The BFA was subsequently amended on August 29, 2013 to increase the credit limit to $6.0 million and amend certain financial covenants. In addition, warrants to purchase 56,250 shares of common stock were issued to Bridge Bank in connection with this first amendment to the BFA. The warrants were fully vested on the date of grant, have an exercise period of seven years and have a fair value of $137,000 determined by the Black Scholes model.  The warrants have an exercise price of $1.20 per share.  The Company paid $7,000 in fees to Bridge Bank for Amendment 1. The Company capitalized the fair value of the warrants of $137,000 and the fees paid of $7,000 as deferred financing costs and a component of other assets. The capitalized amount is amortized to interest expense over the remaining term of the credit line

On May 13, 2014 and December 31, 2014, the BFA was amended to extend the revolving advances maturity date to April 16, 2016; define the term advance maturity date as August 27, 2015; consent to the acquisition of the AirPatrol Corporation, further amend the financial covenant requirements and waive any existing defaults by the Company with respect to such covenants.

Term Loan

Additionally and concurrently with the Amendment 1 to the BFA, the Company entered into a term loan for $750,000 which accrues interest at the greater of 5.25% or Bridge Bank's prime rate plus 2% and matured on August 27, 2016. Amendment 2 to the BFA further defined the term advance maturity date as August 27, 2015. The Company will make payments of $42,000 on the first day of each month commencing on April 1, 2014 until the loan amount is paid in full. The balance due on the term loan is scheduled to be paid in full during the year ending December 31, 2015. The interest rate as of March 31, 2015 was 5.25% per annum.

Note 11 - Common Stock

During the three months ended March 31, 2015, the Company issued 84,145 shares of common stock for services which were fully vested upon the date of grant. The Company recorded an expense of $132,000 for the value of those shares.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

Note 12 - Stock Options

During the three months ended March 31, 2015, the Company granted options for the purchase of 236,500 shares of common stock to employees of the Company. These options vest pro-rata over 48 months and have a life of ten years and an exercise price of $1.56 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the award was $162,000. The fair value of the common stock as of the grant date was $1.56 per share.

As of March 31, 2015, the fair value of non-vested options totaled $3,097,251 which will be amortized to expense over the weighted average remaining term of 2.99 years.

The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option-pricing model.  Key weighted-average assumptions used to apply this pricing model during the three months ended March 31, 2015 and 2014 were as follows:

	March 31, 2015	March 31, 2014
Risk-free interest rate	1.99%	2.78%
Expected life of option grants	10 years	10 years
Expected volatility of underlying stock	39.4%	39.4%
Dividends Assumption	0	0

The expected stock price volatility for the Company’s stock options was determined by the historical volatilities for industry peers and used an average of those volatilities.  The Company attributes the value of stock-based compensation to operations on the straight-line single option method.  Risk free interest rates were obtained from U.S. Treasury rates for the applicable periods.

Note 13 - Credit Risk and Concentrations

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

The Company maintains cash deposits with financial institutions, which, from time to time, may exceed federally insured limits. Cash is also maintained at a foreign financial institution for its majority-owned subsidiary. Cash in foreign financial institutions as of March 31, 2015 and December 31, 2014 was immaterial. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

Note 13 - Credit Risk and Concentrations (continued)

The following table sets forth the percentages of revenue derived by the Company from those customers which accounted for at least 10% of revenues during the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015		2014
	$	%	$	%
Customer A	3,038	22%	--	--
Customer B	--	--	2,333	14%
Customer C	--	--	2,025	12%

As of March 31, 2015, Customer D represented approximately 16%, Customer A represented approximately 13% and Customer E represented approximately 11% of total accounts receivable.

As of March 31, 2015, two vendors represented approximately 46% and 14% of total gross accounts payable. Purchases from these vendors during the three months ended March 31, 2015 were $4.9 million, and $0.6 million, respectively.

For the three months ended March 31, 2015, two vendors represented approximately 56%, and 11% of total purchases. For the three months ended March 31, 2014, three vendors represented approximately 55%, 13% and 13% of total purchases.

Note 14 - Segment Reporting and Foreign Operations

The Company operates in the following business segments:

●	Sysorex Mobile, IoT & Big Data Products: These products currently include our AirPatrol product line (location-based security and marketing platform for wireless and cellular devices that can detect, monitor and manage the content and behavior of smartphones, tablets and other mobile devices based on their location and user); on-premise big data appliance product (Light Miner Studio “LMS”) and will include future Sysorex owned products.

●	Storage and Computing: This segment includes third party hardware, software and related maintenance/warranty products and services that Sysorex resells. It includes but is not limited to products for enterprise computing; storage; virtualization; networking; etc.

●	SaaS Revenues: These are Software-as-a-Services (SaaS) or internet based hosted services including the Shoom product line and cloud based big data analytics services (based on our LMS product) and other data science services; analytics services for AirPatrol products and other managed services on a SaaS basis.

●	Professional Services: These are general IT services including but not limited to: custom application/software design; architecture and development; project management; C4I system consulting; strategic outsourcing; staff augmentation; data center design and operations services; data migration services and other non-SaaS services.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

Note 14 - Segment Reporting and Foreign Operations (continued)

The following tables present key financial information of the Company's reportable segments before unallocated corporate expenses (in thousands):

	Sysorex Mobile, IoT & Big Data Products	Storage and Computing	SaaS Revenues	Professional Services	Consolidated

Three Months Ended March 31, 2015

Net revenues	$143	$10,277	$973	$2,729	$14,122
Cost of net revenues	$(125)	$(8,530)	$(222)	$(1,198)	$(10,075)
Gross profit	$18	$1,747	$751	$1,531	$4,047
Gross margin %	12%	17%	77%	56%	29%
Depreciation and amortization	$31	$32	$21	$1	$85
Amortization of intangibles	$554	$192	$136	$--	$882

Three Months Ended March 31, 2014

Net revenues	$--	$13,201	$974	$2,145	$16,320
Cost of net revenues	$--	$(10,431)	$(203)	$(1,336)	$(11,970)
Gross profit	$--	$2,770	$771	$809	$4,350
Gross margin %	--	21%	79%	38%	27%
Depreciation and amortization	$--	$21	$11	$7	$39
Amortization of intangibles	$--	$192	$136	$--	$328

Reconciliation of reportable segments’ combined income from operations to the consolidated loss before income taxes is as follows (in thousands):

	For the Three Months Ended March 31,
	2015	2014
Income from operations of reportable segments	$4,047	$4,350
Unallocated corporate expenses	$(6,858)	$(5,044)
Interest expense	$(99)	$(108)
Other income (expense)	$5	$14
Consolidated net loss before income taxes	$(2,905)	$(788)

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

Note 14 - Segment Reporting and Foreign Operations (continued)

The Company’s operations are located primarily in the United States, Canada and Saudi Arabia. Revenues by geographic area are attributed by country of domicile of our subsidiaries. The financial data by geographic area are as follows (in thousands):

	United		Saudi
	States	Canada	Arabia	Eliminations	Total
Three Months Ended March 31, 2015:
Revenues by geographic area	$14,122	$--	$--	$--	$14,122
Operating loss by geographic area	$(2,522)	$(280)	$(9)	$--	$(2,811)
Net loss by geographic area	$(2,616)	$(280)	$(9)	$--	$(2,905)

Three Months Ended March 31, 2014:
Revenues by geographic area	$16,320	$--	$--	$--	$16,320
Operating loss by geographic area	$(608)	$--	$(86)	$--	$(694)
Net income (loss) by geographic area	$(737)	$--	$(86)	$--	$(823)

As of March 31, 2015:
Identifiable assets by geographic area	$60,537	$168	$774	$--	$61,479
Long lived assets by geographic area	$31,519	$25	$--	$--	$31,544

As of December 31, 2014:
Identifiable assets by geographic area	$61,149	$133	$778	$--	$62,060
Long lived assets by geographic area	$32,398	$30	$--	$--	$32,428

Note 15 - Commitments and Contingencies

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

During the year ended December 31, 2011, a judgment in the amount of $936,000 was levied against Sysorex Arabia LLC in favor of Creative Edge, Inc. in connection with amounts advanced for operations.  Of that amount, $214,000 has been repaid, $515,000 will be paid through a surety bond, and the remaining $207,000 has been accrued as advances payable on the consolidated balance sheet by Sysorex Arabia as of March 31, 2015 and December 31, 2014, respectively.  There was no effect upon the statement of operations in connection with this transaction.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

Note 15 - Commitments and Contingencies (continued)

Contingent Consideration

Under the terms of the acquisition of Lilien the Company is liable for the payment of additional cash consideration to the extent that the recipients of the 3,000,000 shares of the Company's common stock referred to above receive less than $6.0 million from the sale of those shares, less customary commissions, on or before March 20, 2015.  As of the date of the acquisition and March 31, 2015 and December 31, 2014, the guaranteed amount was considered by management to be de minimis. The former Lilien members did not exercise this option which expired on March 31, 2015.

Under the terms of the acquisition of AirPatrol, the AirPatrol Merger Consideration also includes an earn-out, half of the value of which shall be in stock and the other half in cash (unless otherwise agreed or required pursuant to the AirPatrol Agreement) payable to the former stockholders of AirPatrol in 2015 in accordance with the following formula: if for the five quarter period ending March 31, 2015, AirPatrol Net Income meets or exceeds $3.5 million, the Company shall pay to the former AirPatrol stockholders an earn-out payment equal to two times AirPatrol Net Income, provided that the total earn-out payment shall not exceed $10,000,000. AirPatrol did not meet or exceed the required threshold and nothing is owed under such agreement.

Note 16 - Subsequent Events

LightMiner Systems, Inc. Asset Acquisition

On April 24, 2015, in accordance with the terms and conditions of an Asset Purchase Agreement (the “APA”), the Company completed the acquisition of substantially all of the assets of LightMiner Systems, Inc. (“LightMiner”), which is in the business of developing and commercializing in-memory SQL databases for manipulation (the “Acquisition”). At closing, the Company paid $19,000 in cash to the owner (the “Owner”), of approximately 19% of LightMiner’s outstanding securities prior to closing and agreed to pay upon the one year anniversary of the closing (the “First Anniversary”), shares of the Company’s common stock in an amount equal to the quotient of (A) $3,200,000 (the “Purchase Price”) divided by (B) the Sysorex Weighted Average Price (as defined below) as of the fifth trading day prior to the First Anniversary (the “Seller Stock Consideration”), less a hold back of Seller Stock Consideration having an aggregate value of $567,150, as determined by the Sysorex Weighted Average Price, for the purpose of satisfying indemnification obligations of LightMiner. The Sysorex Weighted Average Price means the volume-weighted daily average of the price of the Company’s Common Stock for the twenty (20) trading days immediately prior to the date of determination; however, the price may not be less than $2.00 per share.

The Company also agreed to issue to the Owner an aggregate of 127,000 restricted shares of Common Stock (the “Owner Stock Consideration”) on the First Anniversary and issue to the Owner an option to purchase up to 100,000 shares of Company’s Common Stock in accordance with the terms and conditions of the Company’s 2011 Employee Stock Incentive Plan, as amended, pursuant to an at-will employment offer letter. In addition, the Company agreed to issue such number of additional shares of the Company’s common stock equal to $200,000 divided by the Sysorex Weighted Average Price to another pre-Acquisition principal of LightMiner.

Bank Line Amendment

On May 4, 2015 (effective as of April 29, 2015), the Company and Bridge Bank entered into Amendment 4 to Bridge Bank’s Business Financing Agreement (“BFA”) dated March 15, 2013 to add the Company, Sysorex Federal, AirPatrol and Shoom as borrowers under the agreement, amend certain financial covenants, increase the credit limit to $10.0 million and provide for a second term loan of $2 million which matures on April 29, 2018 of which $167,000 was used to pay off the balance of the initial term loan. The term loan accrues interest at the greater of 5.25% or Bridge Bank's prime rate plus 2%. The Company will make payments of $56,000 on the term loan on the first day of each month commencing on May 1, 2015 until the loan amount is paid in full. The balance due on the term loan is scheduled to be paid in full during the year ending December 31, 2018.

Common Stock

Subsequent to March 31, 2015 the Company issued 20,000 shares of common stock under the terms of director services agreements which were fully vested upon the date of grant. The Company recorded an expense of $43,250 for the value of those shares.

Note 16 - Subsequent Events (continued)

Options

Subsequent to March 31, 2015 the Company granted options for the purchase of 650,500 shares of common stock to employees of the Company. These options vest pro-rata over 48 months and have a life of ten years and an exercise price ranging from $2.14 to $2.32 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the award was $636,500.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statement Notice

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis here and throughout this Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements, due to a number of factors, including but not limited to, risks described in the section entitled “Risk Factors.” (Unless otherwise stated or the context otherwise requires, the terms “Sysorex” “we,” “us,” “our” and the “Company” refers collectively to Sysorex Global Holdings Corp. and its wholly-owned subsidiaries.)

 Except where indicated, all share and per share data in this section, as well as the consolidated financial statements, reflect the reverse stock split effected on April 8, 2014.

Overview of Our Business

Sysorex provides data analytics and indoor-location based solutions and services to commercial and government customers worldwide. We have developed a new kind of discovery platform that blends data from traditional software and network systems with the growing universe of mobile and Internet-connected things. In doing so, we have created a high velocity, secure and scalable platform that allows customers to evaluate their most complex business issues, and compete successfully in their respective markets. Our analytics products provide turnkey vertical solutions from ETL (extract, transform, load) to BI (business intelligence) to the final visualization of the data. These solutions are available on-premise or in the Cloud.

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

Revenues from our storage and computing segment are primarily driven by purchase orders that are received on a monthly basis. Approximately 20% of these purchase orders are recurring contracts that range from one to five years for warranty and maintenance support. For these contracts, the customer is invoiced one time and pays Sysorex upfront for the full term of the warranty and maintenance contract. Revenue from these contracts is determinable ratably over the contract period with the unearned revenue recorded as deferred revenue and amortized over the contract period.

Our Software-as-a-service (SaaS) contracts are typically performed for periods of one or more years. Sysorex SaaS products include its Shoom product line for the media and entertainment vertical, cloud based analytics services and other related services.

Our mobile, Internet of Things (IoT) and data analytics products segment includes our AirPatrol product line. Sales are expected to grow for AirPatrol products in 2015 based on our expanded commercial sales pipeline; however sales cycles proved to be longer than we expected in 2014 and this trend could continue in 2015. The long sales cycles result from customer related issues such as budget and procurement processes but also because customers found additional use-cases for the products and requested further evaluations.

Recent Events

LightMiner Systems, Inc. Asset Acquisition

On April 24, 2015, the Company completed an acquisition of substantially all of the assets of LightMiner Systems, Inc. (“LightMiner”), which is in the business of developing and commercializing in-memory SQL databases for manipulation (the “Acquisition”). At closing, the Company paid $19,000 in cash to Craig Baskett, owner of approximately 19% of LightMiner’s outstanding securities prior to closing (the “Owner”), and agreed to pay upon the one year anniversary of the closing (the “First Anniversary”), shares of the Company’s common stock in an amount equal to the quotient of (A) $3,200,000 (the “Purchase Price”) divided by (B) the Sysorex Weighted Average Price (as defined below) as of the fifth trading day prior to the First Anniversary (the “Seller Stock Consideration”), less a hold back of Seller Stock Consideration having an aggregate value of $567,150, as determined by the Sysorex Weighted Average Price, for the purpose of satisfying indemnification obligations of LightMiner. The Sysorex Weighted Average Price means the volume-weighted daily average of the price of the Company’s Common Stock for the twenty (20) trading days immediately prior to the date of determination; however, the price may not be less than $2.00 per share.

The Company also agreed to issue to the Owner an aggregate of 127,000 restricted shares of Common Stock (the “Owner Stock Consideration”) on the First Anniversary and issue to the Owner an option to purchase up to 100,000 shares of Company’s Common Stock in accordance with the terms and conditions of the Company’s 2011 Employee Stock Incentive Plan, as amended, pursuant to an at-will employment offer letter. In addition, the Company agreed to issue such number of additional shares of the Company’s common stock equal to $200,000 divided by the Sysorex Weighted Average Price to another pre-Acquisition principal of LightMiner.

Bridge Bank Financing Agreement Amendment

On May 4, 2015, the Company and its subsidiaries, entered into amendment number four (the “Fourth Amendment”) to that certain business financing agreement, dated March 13, 2013, as amended (the “Agreement”), with Bridge Bank, N.A. (the “Lender”) to (i) increase the revolving line of credit from $6,000,000 to $10,000,000 (the “Credit Facility”), (ii) add the Company, and its other subsidiaries, Sysorex Federal, Inc., Shoom, Inc., and AirPatrol Corporation, as Borrowers (as defined in the Agreement) under the Credit Facility; and (iii) extend a new term loan to the Borrowers in the amount of $2,000,000 (the “New Term Advance”) of which $167,000 was used to pay off the initial term loan. The effective date of the Fourth Amendment was April 29, 2015. The maturity dates of the Revolving Advances (as defined in the Agreement) and the New Term Advance have been extended to April 29, 2017 and April 29, 2018, respectively.

The Fourth Amendment also amended certain other reporting requirements and financial covenants required by the Agreement, including but not limited to (i) requiring a minimum unrestricted cash balance with the Lender of no less than $1,000,000, tested at the end of each month and (ii) revising the projected adjusted EBITDA requirements. The Lender holds a security interest in all of the Company’s and its subsidiaries’ assets, other than excluded and future projects.

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

When assessing the recoverability of our long-lived assets, which include property and equipment and finite-lived intangible assets, we make assumptions regarding estimated future cash flows and other factors. Some of these assumptions involve a high degree of judgment and also bear a significant impact on the assessment conclusions. Included among these assumptions are estimating undiscounted future cash flows, including the projection of comparable sales, operating expenses, capital requirements for maintaining property and equipment and residual value of asset groups. We formulate estimates from historical experience and assumptions of future performance, based on business plans and forecasts, recent economic and business trends, and competitive conditions. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge. We concluded there were no triggering events to further measure for impairment during the three months ended March 31, 2015 or 2014.

We evaluate the remaining useful lives of long-lived assets and identifiable intangible assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. Such events or circumstances may include (but are not limited to): the effects of obsolescence, demand, competition, and/or other economic factors including the stability of the industry in which we operate, known technological advances, legislative actions, or changes in the regulatory environment. If the estimated remaining useful lives change, the remaining carrying amount of the long-lived assets and identifiable intangible assets would be amortized prospectively over that revised remaining useful life. We have determined that there were no events or circumstances during the three months ended March 31, 2015 or 2014, which would indicate a revision to the remaining amortization period related to any of our long-lived assets. Accordingly, we believe that the current estimated useful lives of long-lived assets reflect the period over which they are expected to contribute to future cash flows and are therefore deemed appropriate.

Goodwill and Indefinite-lived Assets

We have recorded goodwill and other indefinite-lived assets in connection with our acquisitions of Lilien, Shoom and AirPatrol. Goodwill, which represents the excess of acquisition cost over the fair value of the net tangible and intangible assets of the acquired company, is not amortized. Indefinite-lived intangible assets are stated at fair value as of the date acquired in a business combination. Our goodwill balance and other assets with indefinite lives are evaluated for potential impairment during the fourth quarter of each year and in certain other circumstances. The evaluation of impairment involves comparing the current fair value of the business to the recorded value, including goodwill. To determine the fair value of the business, we utilize both the “income approach”, which is based on estimates of future net cash flows and the “market approach”, which observes transactional evidence involving similar businesses. There was no goodwill impairment for the three months ended March 31, 2015 or 2014.

Deferred Income Taxes

In accordance with ASC 740 “Income Taxes” (“ASC 740”), management routinely evaluates the likelihood of the realization of its income tax benefits and the recognition of its deferred tax assets. In evaluating the need for any valuation allowance, management will assess whether it is more likely than not that some portion, or all, of the deferred tax asset may not be realized. Ultimately, the realization of deferred tax assets is dependent upon the generation of future taxable income during those periods in which temporary differences become deductible and/or tax credits and tax loss carry-forwards can be utilized. In performing its analyses, management considers both positive and negative evidence including historical financial performance, previous earnings patterns, future earnings forecasts, tax planning strategies, economic and business trends and the potential realization of net operating loss carry-forwards within a reasonable timeframe. To this end, management considered (i) that we have had historical losses in the prior years and cannot anticipate generating a sufficient level of future profits in order to realize the benefits of our deferred tax asset; (ii) tax planning strategies; and (iii) the adequacy of future income as of and for the three months ended March 31, 2015, based upon certain economic conditions and historical losses through March 31, 2015. After consideration of these factors, management deemed it appropriate to establish a full valuation allowance.

A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax filings that do not meet these recognition and measurement standards. For three months ended March 31, 2015 and 2014, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the three months ended March 31, 2015 and 2014.

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

As of March 31, 2015 and December 31, 2014 allowance for credit losses included a general allowance of $535,000 and $535,000, respectively, due to the aging of the items greater than 120 days outstanding and other potential non-collections.

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

The principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:

	Three Months ended March 31,
	2015	2014
Risk-free interest rate	1.99%	2.78%
Expected life of option grants	10 years	10 years
Expected volatility of underlying stock	39.4%	39.4%
Dividends	$-	$-

The Company issued the following options and warrants during the three months ended March 31, 2015:

Date	Options/Warrants Granted	Exercise Price	Black Sholes Value of Option	Fair Value of Common Stock per Share
1/27/2015	236,500	$1.56	$162,000	$1.56

The Company issued the following shares of common stock as compensation during the three months ended March 31, 2015:

Date	Common Shares Issued	Fair Value of Common Stock per Share	Fair Value of Common Stock Issued
1/26/2015	7,895	$1.42	$11,211
1/27/2015	56,250	$1.60	$90,000
1/30/2015	20,000	$1.50	$30,000

Operating Segments

The Company operates in the following business segments as follows:

●	Sysorex Mobile, IoT & Big Data Products: These products currently include our AirPatrol product line (location-based security and marketing platform for wireless and cellular devices that can detect, monitor and manage the content and behavior of smartphones, tablets and other mobile devices based on their location and user); on-premise big data appliance product (Light Miner Studio “LMS”) and will include future Sysorex owned products.

●	Storage and Computing: This segment includes third party hardware, software and related maintenance/warranty products and services that Sysorex resells. It includes but is not limited to products for enterprise computing; storage; virtualization; networking; etc.

●	SaaS Revenues: These are Software-as-a-Services (SaaS) or Internet based hosted services including the Shoom product line and cloud based big data analytics services (based on our LMS product) and other data science services; analytics services for AirPatrol products and other managed services on a SaaS basis.

●	Professional Services: These are general IT services including but not limited to: custom application/software design; architecture and development; project management; C4I system consulting; strategic outsourcing; staff augmentation; data center design and operations services; data migration services and other non-SaaS services.

Rounding

All dollar amounts in this section have been rounded to the nearest thousand.

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

The following table sets forth selected unaudited consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	Three Months ended
	March 31, 2015		March 31, 2014
(In thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	% Change

Product Revenues	$10,388	74%	$13,225	81%	(21%)
Services Revenues	$3,734	26%	$3,095	19%	21%
Cost of net revenues - Products	$8,650	61%	$10,708	66%	(19%)
Cost of net revenues - Services	$1,425	10%	$1,262	8%	13%
Gross profit	$4,047	29%	$4,350	27%	(7%)
Operating expenses	$6,858	49%	$5,044	31%	36%
Loss from operations	$(2,811)	(20%)	$(694)	(4%)	305%
Net loss	$(2,905)	(21%)	$(823)	(5%)	253%
Net loss attributable to common stockholders	$(2,900)	(21%)	$(780)	(5%)	272%

Net Revenues

Net revenues for the three months ended March 31, 2015 were $14.1 million compared to $16.3 million for the comparable period in the prior year. The $2.2 million decrease in revenues, or approximately 13%, was attributable to an unusually large Storage and Computing order during the three months ended March 31, 2014 that did not occur in the three months ended March 31, 2015. For the three months ended March 31, 2015, Sysorex Mobile, IoT & Big Data Products revenue was $143,000 compared to $0 for the prior year period as the Company did not do business in this segment prior to the acquisition of AirPatrol. Storage and Computing revenue was $10.3 million for the three months ended March 31, 2015, and $13.2 million for the prior year period. SaaS Revenues was $973,000 during the three months ended March 31, 2015 and $974,000 during the prior year period.  Professional Services Revenue was $2.7 million during the three months ended March 31, 2015 and $2.1 million during the prior year period.

Costs of Net Revenues

Cost of net revenues for the three months ended March 31, 2015 was $10.1 million compared to $12 million for the prior year period. This decrease of $1.9 million, or approximately 16%, was primarily attributable to the decrease in Storage in Computing Sales offset by increased higher margin data analytic revenues. Sysorex Mobile, IoT & Big Data Products cost of net revenues was $125,000 for the three months ended March 31, 2015 as compared to $0 for the prior period as the Company did not do business in this segment prior to the acquisition of AirPatrol.  Storage and Computing cost of net revenues was $8.5 million for the three months ended March 31, 2015, and $10.4 million for the prior year period. SaaS Revenues cost of net revenues was $222,000 during the three months ended March 31, 2015 and $203,000 during the prior year period.  Professional services cost of net revenues was $1.2 million during the three months ended March 31, 2015 and $1.3 million during the prior year period.

The gross profit margins for the three months ended March 31, 2015 and 2014 were 29% and 27%, respectively. Sysorex Mobile, IoT & Big Data Products gross margin was 12% as AirPatrol had an $80,000 write off of obsolete inventory. Had there been no inventory write off during the quarter the gross margin would have been $68%. Gross margin for Storage and Computing was 17%, gross margin for SaaS Revenues was 77%, and gross margin for the Professional Services segment was 56% during the three month period ended March 31, 2015. Gross margin for the Storage and Computing segment was 21%, gross margin for SaaS Revenues was 79%, and gross margin for the Professional Services segment was 38% during the three month period ended March 31, 2014. There are no comparable amounts for Sysorex Mobile, IoT & Big Data Products for the prior year, as the Company did not do business in this segment prior to the acquisition of AirPatrol in April 2014.

Operating Expenses

Operating expenses for the three months ended March 31, 2015 were $6.9 million compared to $5 million for the prior year period. This increase of $1.9 million was primarily attributable to the inclusion of AirPatrol’s operating expenses during the first quarter 2015 and additional professional fees and administrative costs associated with being a public company.

Loss from Operations

Loss from operations for the three months ended March 31, 2015 was $2.8 million compared to $694,000 for the prior year period. This increase of $2.1 million was primarily attributable to the inclusion of AirPatrol’s operating expenses during the first quarter 2015, and the additional professional fees and administrative costs associated with being a public company.

Other Expense

Other expenses for the three months ended March 31, 2015 and 2014 were $94,000.

Provision for Income Taxes

There was no provision for income taxes for the three months ended March 31, 2015 and 2014. Deferred tax assets resulting from such losses are fully reserved as of March 31, 2015 and 2014 since, at present, we have no history of taxable income and it is more likely than not that such assets will not be realized.

Net Loss Attributable to Non-Controlling Interest

Net loss attributable to non-controlling interest for the three months ended March 31, 2015 was $5,000 compared to $43,000 for the prior year period. This decrease of $38,000 was attributable to the decrease in losses for Sysorex Arabia and was not material.

Net Loss Attributable To Common Stockholders

Net loss attributable to common stockholders for the three months ended March 31, 2015 was $2.9 million compared to $780,000 for the prior year period. This increase in net loss of $2.1 million was attributable to the changes discussed above.

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

Adjusted EBITDA for the three months ended March 31, 2015 was a loss of $1.3 million compared to income of $51,000 for the prior year period.

The following table presents a reconciliation of net income/loss attributable to stockholders of Sysorex Global Holdings Corp., which is our GAAP operating performance measure, to Adjusted EBITDA for the fiscal quarters ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Net loss attributable to common stockholders	$(2,900)	$(780)
Adjustments:
Non-recurring one-time charges:
Acquisition transaction/financing costs	76	84
Stock-based compensation – acquisition costs	--	20
Costs associated with public offering	--	45
Stock-based compensation – compensation and related benefits	386	172
Interest expense	99	108
Taxes	--	35
Depreciation and amortization	1,003	367
Adjusted EBITDA	$(1,336)	$51

We rely on Adjusted EBITDA, which is a non-GAAP financial measure for the following:

●	To review and assess the operating performance of our Company as permitted by Accounting Standards Codification Topic 280, Segment Reporting;

●	To compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	As a basis for allocating resources to various projects;

●	As a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	To evaluate internally the performance of our personnel.

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

Proforma Non-GAAP Net Loss per Share

Basic and diluted net loss per share for the three months ended March 31, 2015 was ($0.15) compared to ($0.05) for the prior year period.  These decreases were attributable to the changes discussed in our results of operations.

Proforma non-GAAP net income (loss) per share is used by our Company’s management as an evaluation tool as it manages the business and is defined as net income (loss) per basic and diluted share adjusted for non-cash items including stock based compensation, amortization of intangibles and one time charges including acquisition costs and the costs associated with the public offering.

Proforma non-GAAP net loss per basic and diluted common share for the three months ended March 31, 2015 was ($0.08) compared to ($0.01) for the prior year period.

The following table presents a reconciliation of net loss per basic and diluted share, which is our GAAP operating performance measure, to proforma non-GAAP net loss per share for the periods reflected:

(thousands, except per share data)	Three Months Ended March 31,
	2015	2014
Net loss attributable to common stockholders	$(2,900)	$(780)
Adjustments:
Non-recurring one-time charges:
Acquisition transaction/financing costs	76	84
Stock-based compensation – acquisition costs	--	20
Costs associated with public offering	--	45
Stock-based compensation – compensation and related benefits	386	172
Amortization of intangibles	882	328
Proforma non-GAAP net loss	$(1,556)	$(131)
Proforma non-GAAP net loss per basic and diluted common share	$(0.08)	$(0.01)
Weighted average basic and diluted common shares outstanding	19,766	14,245

We rely on proforma non-GAAP net loss per share, which is a non-GAAP financial measure:

●	To review and assess the operating performance of our Company as permitted by Accounting Standards Codification Topic 280, Segment Reporting;

●	To compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	As a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	To evaluate internally the performance of our personnel.

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

Liquidity and Capital Resources as of March 31, 2015 Compared With March 31, 2014

The Company’s net cash flows used in operating, investing and financing activities for the three months ended March 31, 2015 and 2014 and certain balances as of the end of those periods are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash used in operating activities	$(2,261)	$(334)
Net cash (used in) provided by investing activities	(119)	44
Net cash provided by financing activities	1,854	1,521
Effect of foreign exchange rate changes on cash	(7)	--
Net increase (decrease) in cash	$(533)	$1,231

	March 31, 2015	December 31, 2014
Cash and cash equivalents	$2,695	$3,228
Working capital (deficit)	$(4,486)	$(2,813)

Operating Activities:

Net cash used in operating activities during the three months ended March 31, 2015 and 2014 were $2.3 million and $334,000, respectively.  Net cash used in operating activities during the three months ended March 31, 2015 consisted of the following (in thousands):

Net loss	$(2,905)
Non-cash income and expenses	1,412
Net change in operating assets and liabilities	(768)
Net cash used in operating activities	$(2,261)

The non-cash income and expenses of $1.4 million consisted primarily of (in thousands):

$121	Depreciation expense
882	Amortization of intangibles primarily attributable to the Lilien, Shoom and AirPatrol operations, which were, acquired effective March 1, 2013, August 31, 2013 and April 16, 2014, respectively.
386	Stock-based compensation expense attributable to warrants and options issued as part of Company operations and prior acquisitions.
23	Other
$1,412	Total non-cash income and expenses

The net use of cash due to changes in operating assets and liabilities totaled ($768,000) and consisted primarily of the following (in thousands):

$(1,252)	Increase in accounts receivable and other receivables
354	Decrease in prepaid licenses and maintenance contracts
814	Increase in accounts payable
(201)	Decrease in deferred revenue
(522)	Decrease in accrued liabilities and other liabilities
39	Decrease in inventory and other assets
$(768)	Net use of cash in the changes in operating assets and liabilities

Investing Activities:

Net cash used in investing activities during the three months ended March 31, 2015 was $119,000 compared to net cash provided of 44,000 for the prior year period.  The net cash used in investing activities during the three months ended March 31, 2015 was comprised of $22,000 purchase of property and equipment and $97,000 investment in capitalized software.

Financing Activities:

Net cash provided by financing activities during the three months ended March 31, 2015 and 2014 were approximately $1.8 million and $1.5 million, respectively. The net cash provided by financing activities during the three months ended March 31, 2015 was comprised primarily of $2 million from the Credit Facility offset by $125,000 repayment to the term loan.

Liquidity and Capital Resources - General:

Our current capital resources and operating results as of March 31, 2015, as described in the preceding paragraphs, consist of:

1)	An overall working capital deficit of $4.5 million;

2)	Cash of $2.7 million;

3)	The Credit Facility for up to $6 million with a maturity date of April 16, 2016 of which $5.9 million is utilized; effective April 29, 2015, the Credit Facility was increased to $10 million.

4)	A term loan for $750,000 with a maturity date of August 27, 2015 of which $250,000 is utilized; on April 29, 2015 the Company received an additional term loan of $2 million; and

5)	Net cash used in operating activities year-to-date of $2.3 million.

We believe our total working capital deficit of $4.5 million does not represent a severe impediment to our operations and growth when its principal components are separately identified and analyzed and the growth of our business is taken into account. The breakdown of our overall working capital deficit is as follows (in thousands):

Working capital	Assets	Liabilities	Net
Cash and cash equivalents	$2,695	$--	$2,695
Accounts receivable, net / accounts payable	9,069	8,282	787
Notes and other receivables	1,792	--	1,792
Prepaid licenses and maintenance contracts / deferred revenue	7,179	8,888	(1,709)
Short-term debt	--	7,272	(7,272)
Other	2,032	2,811	(779)
Total	$22,767	$27,253	$(4,486)

Accounts receivable exceeds the related accounts payable by $787,000. We do not believe there are material collectability issues with respect to our accounts receivable. Deferred revenue exceeds the related prepaid contracts by $1.7 million and other liabilities exceed other assets by $779,000. These deficits are expected to be funded by our anticipated cash flow from operations, as described below, over the next twelve months. We do not believe that the Credit Facility and the current portion of the term loan which totaled $6.2 million as of March 31, 2015, will have a material adverse effect on our liquidity in the next twelve months as the Credit Facility principal balance is not due until April 2017. Additionally, as described in the preceding paragraphs, the amount of Credit Facility was increased to $10.0 million in April 2015.

Net cash used in operating activities during the three months ended March 31, 2015 of $2.3 million consists of net loss of $2.9 million less non-cash expenses of $1.4 million and net cash used of ($768,000) in changes in operating assets and liabilities. We expect net cash from operations during 2015 to be positive as:

1)	We believe our AirPatrol product line will begin generating positive cash flow later this year based on its revenue estimates. This product segment generates gross margins of approximately 60-80%.

2)	Our services are growing and becoming a larger part of our sales mix. These services generate gross margins of 50-80% and will be a larger contribution to our cash flow in the future.

3)	Sysorex was recently awarded two large multiple-award government IDIQ Contracts that enable Sysorex to capture task orders issued by any government agency under these contract vehicles. While the Company believes that it will be successful in securing task orders under these contracts, there are no assurances that any task orders under the contract will ultimately be awarded to the Company. If such task orders are secured, then these contracts will provide the opportunity to increase our revenue and cash flows.

4)	Sysorex is currently developing its own new mobile, IoT and analytics products that are expected to generate higher margins.

Based on past performance and current expectations, we believe that our current capital resources as of March 31, 2015 and since then will be sufficient to fund planned operations during the next twelve months as long as the Company meets its revenue and gross profit estimates.

Liquidity and Capital Resources - Bridge Bank Financing Agreement

At March 31, 2015, Sysorex Government Services, Inc. and Lilien Systems had a $6 million revolving line of credit with Bridge Bank, N.A., of which $5.9 million was outstanding with a maturity date of April 16, 2016, and an additional $250,000 outstanding under a term loan with a maturity date of August 27, 2015. Borrowings under the revolving credit line also referred to as the Credit Facility, and the term loan bear interest at 5.25% per annum.

The Credit Facility contains customary covenants that limit our ability to incur additional indebtedness, grant liens, make loans or investments, merge into or consolidate with other persons, or engage in certain asset dispositions including a sale of all or substantially all of our assets subject to the Agreement.

On May 4, 2015, the Company and its U.S. wholly-owned subsidiaries entered into the Fourth Amendment to the Bridge Bank Agreement, which among other changes, added the Company and certain subsidiaries as borrowers under the Facility, extended the maturity date, increased the revolving credit commitment to $10 million, and amended certain covenants (see “Recent Developments”).

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There are presently no pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors.

We incorporate by reference the risk factors included in the 10-K filed with the Securities and Exchange Commission on March 26, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Common Stock

On January 26, 2015 the Company issued 7,895 shares of common stock to a company under the terms of a consulting services agreement which were fully vested upon date of grant and reflected total consideration of approximately $11,211.

 The shares were issued in transactions that were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act, which exempts transactions by an issuer not involving any public offering.  The Company relied on the representations made in the various subscription agreements, stock purchase agreements or other agreements signed by the stockholders.  No commissions were paid and no underwriter or placement agent was involved in these transactions.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosure.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated as of April 24, 2015, between Sysorex Global Holdings Corp., LightMiner Systems, Inc. and Chris Baskett. The exhibits and schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K and the registrant undertakes to furnish supplemental copies of any of the omitted exhibits and schedules upon request by the Commission. (4)
2.2

Agreement and Plan of Merger dated as of December 20, 2013, by and among Sysorex Global Holdings Corp., AirPatrol Corporation, AirPatrol Acquisition Corp. I, AirPatrol Acquisition Corp. II, and Shareholders Representative Services LLC. (5)

2.3	Amendment No. 1 to Agreement and Plan of Merger dated February 28, 2014 with AirPatrol Corporation. (6)
2.4	Amendment No. 2 to Agreement and Plan of Merger dated April 18, 2014 with AirPatrol Corporation. (7)
2.5	Waiver and Amendment No. 3 to Agreement and Plan of Merger dated April 18, 2014 with AirPatrol Corporation. (8)
3.1(i)	Articles of Incorporation. (1)
3.1(ii)	Certificate of Amendment to the Articles of Incorporation, effective April 8, 2014. (2)
3.2	Bylaws. (1)
10.1	Release Agreement, dated January 30, 2015, between William Frederick and the Company. (3)
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.*
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.*
32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instant Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

10.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-190574) filed with the SEC on August 12, 2013.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2014.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2015.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2015.
(5)	Incorporated by reference Amendment No. 3 to the Company’s Registration Statement on Form S-1 (No. 333-191648) filed with the SEC on January 21, 2014.
(6)	Incorporated by reference Amendment No. 4 to the Company’s Registration Statement on Form S-1 (No. 333-191648) filed with the SEC on March 21, 2014.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2014.
(8)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-198502) filed with the SEC on August 29, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSOREX GLOBAL HOLDINGS CORP.

Dated: May 14, 2015	By:	/s/ Nadir Ali
Nadir Ali Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Wendy F. Loundermon
Wendy F. Loundermon Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated as of April 24, 2015, between Sysorex Global Holdings Corp., LightMiner Systems, Inc. and Chris Baskett. The exhibits and schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K and the registrant undertakes to furnish supplemental copies of any of the omitted exhibits and schedules upon request by the Commission. (4)
2.2	Agreement and Plan of Merger dated as of December 20, 2013, by and among Sysorex Global Holdings Corp., AirPatrol Corporation, AirPatrol Acquisition Corp. I, AirPatrol Acquisition Corp. II, and Shareholders Representative Services LLC. (5)
2.3	Amendment No. 1 to Agreement and Plan of Merger dated February 28, 2014 with AirPatrol Corporation. (6)
2.4	Amendment No. 2 to Agreement and Plan of Merger dated April 18, 2014 with AirPatrol Corporation. (7)
2.5	Waiver and Amendment No. 3 to Agreement and Plan of Merger dated April 18, 2014 with AirPatrol Corporation. (8)
3.1(i)	Articles of Incorporation. (1)
3.1(ii)	Certificate of Amendment to the Articles of Incorporation, effective April 8, 2014. (2)
3.2	Bylaws. (1)
10.1	Release Agreement, dated January 30, 2015, between William Frederick and the Company. (3)
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.*
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.*
32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instant Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

10.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-190574) filed with the SEC on August 12, 2013.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2014.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2015.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2015.
(5)	Incorporated by reference Amendment No. 3 to the Company’s Registration Statement on Form S-1 (No. 333-191648) filed with the SEC on January 21, 2014.
(6)	Incorporated by reference Amendment No. 4 to the Company’s Registration Statement on Form S-1 (No. 333-191648) filed with the SEC on March 21, 2014.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2014.
(8)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-198502) filed with the SEC on August 29, 2014.

