Form 10-Q
period 2015-06-30
Sysorex Global Holdings Corp.
filed 2015-08-07
CIK 1529113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,829,236 shares of common stock, par value $0.001 per share, outstanding as of August 6, 2015.

SYSOREX GLOBAL HOLDINGS CORP.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the period ended June 30, 2015 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in our audited financial statements for the fiscal years ended December 31, 2014 and 2013 included in the Form 10-K filed with the Securities and Exchange Commission on March 27, 2015.

The information presented in this Form 10-Q reflects our one-for-two reverse stock split, which became effective on April 8, 2014, except as otherwise indicated.

SYSOREX GLOBAL HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value data)

	June 30,	December 31,
	2015	2014
Assets	(Unaudited)	(Audited)

Current Assets
Cash and cash equivalents	$2,242	$3,228
Accounts receivable, net	9,315	8,225
Note receivable, related party	--	90
Notes and other receivables	1,856	1,294
Inventory	892	610
Prepaid licenses and maintenance contracts	7,300	7,151
Other current assets	1,753	1,463

Total Current Assets	23,358	22,061

Prepaid licenses and maintenance contracts, non-current	6,296	6,200
Property and equipment, net	1,478	1,308
Software development costs, net	615	278
Intangible assets, net	19,274	17,676
Goodwill	13,166	13,166
Other assets	1,350	1,371

Total Assets	$65,537	$62,060

The accompanying notes are an integral part of these financial statements.

SYSOREX GLOBAL HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except number of shares and par value data)

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$7,660	$7,468
Accrued liabilities	3,025	3,299
Deferred revenue	8,969	8,689
Short-term debt	7,570	5,418
Acquisition liability - LightMiner	3,596	--

Total Current Liabilities	30,820	24,874

Long Term Liabilities
Deferred revenue, non-current	7,274	7,181
Long-term debt	1,729	100
Other liabilities	615	684
Total Liabilities	40,438	32,839

Commitments and Contingencies

Stockholders' Equity

Preferred stock - $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	--	--
Common stock - $0.001 par value; 50,000,000 shares authorized; 19,807,875 and 19,707,262 issued and outstanding	20	20
Additional paid-in capital	52,603	52,122
Due from Sysorex Consulting Inc.	(666)	(666)
Accumulated other comprehensive loss	(22)	(18)
Accumulated deficit (excluding $2,442 reclassified to additional paid in capital in quasi-reorganization)	(25,237)	(20,641)

Stockholders' Equity Attributable to Sysorex Global Holdings Corp.	26,698	30,817

Non-controlling Interest	(1,599)	(1,596)

Total Stockholders' Equity	25,099	29,221

Total Liabilities and Stockholders' Equity	$65,537	$62,060

The accompanying notes are an integral part of these financial statements.

SYSOREX GLOBAL HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues	(Unaudited)		(Unaudited)
Products	$13,542	$14,025	$23,930	$27,251
Services	4,155	3,119	7,889	6,214
Total Revenues	17,697	17,144	31,819	33,465

Cost of Revenues
Products	10,349	10,047	18,999	20,755
Services	1,652	1,418	3,077	2,680
Total Cost of Revenues	12,001	11,465	22,076	23,435

Gross Profit	5,696	5,679	9,743	10,030

Operating Expenses
Research and development	251	163	414	163
Sales and marketing	3,075	2,523	5,538	4,820
General and administrative	2,953	3,024	6,227	5,340
Acquisition related costs	112	1,091	188	1,195
Amortization of intangibles	1,000	1,249	1,881	1,577

Total Operating Expenses	7,391	8,050	14,248	13,095

Loss from Operations	(1,695)	(2,371)	(4,505)	(3,065)

Other Income (Expense)
Interest expense	(121)	(104)	(220)	(212)
Other	32	12	37	26
Change in the fair value of shares to be issued	89	--	89	--

Total Other Income (Expense)	--	(92)	(94)	(186)

Loss before Provision for Income Taxes	(1,695)	(2,463)	(4,599)	(3,251)
Provision for Income Taxes	--	--	--	(35)

Net Loss	(1,695)	(2,463)	(4,599)	(3,286)

Net Loss Attributable to Non-controlling Interest	2	(56)	(3)	(98)

Net Loss Attributable to Stockholders of Sysorex Global Holdings Corp.	$(1,697)	$(2,407)	$(4,596)	$(3,188)

Net Loss Per Share - Basic and Diluted	$(0.09)	$(0.13)	$(0.23)	$(0.19)

Weighted Average Shares Outstanding
Basic and Diluted	19,806,779	18,641,546	19,786,296	16,455,268

The accompanying notes are an integral part of these financial statements.

SYSOREX GLOBAL HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)

Net Loss	$(1,695)	$(2,463)	$(4,599)	$(3,286)

Unrealized foreign exchange gain/(loss) from cumulative translation adjustments	3	(6)	(4)	(6)
Unrealized holding gains in marketable securities including reclassification adjustment of realized gains included in net income	--	--	--	(3)

Comprehensive Loss	$(1,692)	$(2,469)	$(4,603)	$(3,295)

The accompanying notes are an integral part of these financial statements.

SYSOREX GLOBAL HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(Unaudited)

(In thousands, except per share data)

			Additional	Due from Sysorex	Accumulated Other Comprehensive		Non-	Total
	Common Stock		Paid-In	Consulting,	Income	Accumulated	Controlling	Stockholders'
	Shares	Amount	Capital	Inc.	(Loss)	Deficit	Interest	Equity

Balance - December 31, 2014	19,707,262	$20	$52,122	$(666)	$(18)	$(20,641)	$(1,596)	$29,221

Common shares issued for services	108,113	--	182	--	--	--	--	182
Stock options granted to employees for services	--	--	312	--	--	--	--	312
Returned shares from AirPatrol holdback	(7,500)	--	(13)	--	--	--	--	(13)
Cumulative Translation Adjustment	--	--	--	--	(4)	--	--	(4)
Net loss	--	--	--	--	--	(4,596)	(3)	(4,599)

Balance - June 30, 2015	19,807,875	$20	$52,603	$(666)	$(22)	$(25,237)	$(1,599)	$25,099

The accompanying notes are an integral part of these financial statements.

SYSOREX GLOBAL HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2015	2014
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(4,599)	$(3,286)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	260	125
Amortization of intangible assets	1,881	1,577
Stock based compensation	494	844
Investment income	--	(3)
Amortization of deferred financing costs	23	--
Change in fair value of shares to be issued	(89)	--
Compensation expense, note receivable related party	90	--
Provision for doubtful accounts	(9)	--
Other	(13)	--

Changes in operating assets and liabilities:
Accounts receivable and other receivables	(1,643)	(2,010)
Inventory	(282)	(87)
Other current assets	(290)	(661)
Prepaid licenses and maintenance contracts	(245)	(2,058)
Other assets	(2)	188
Accounts payable	192	(1,134)
Accrued liabilities	(274)	(1,472)
Deferred revenue	373	2,448
Other liabilities	(69)	(4)
Total Adjustments	397	(2,247)

Net Cash Used in Operating Activities	(4,202)	(5,533)

Cash Flows Used in Investing Activities
Purchase of property and equipment	(168)	(194)
Proceeds from the sale of marketable securities	--	125
Investment in capitalized software	(374)	(140)
Cash paid for LightMiner	(19)	--
Cash paid for AirPatrol	--	(8,466)
Cash acquired in AirPatrol acquisition	--	71
Net Cash Flows Used in Investing Activities	(561)	(8,604)

Cash Flows from Financing Activities
Advances (repayment) of line of credit	2,213	(1,116)
Repayment of term loan	(431)	(125)
Advances from term loan	2,000	--
Net proceeds from issuance of common stock	--	2,080
Net proceeds from capital raise	--	16,615
Net proceeds from conversion of employee options	--	13
Repayment of notes payable	(1)	(245)
Advance to related party	--	(90)
Repayment of advance from Duroob Technology	--	(160)

Net Cash Provided by Financing Activities	3,781	16,972

Effect of Foreign Exchange Rate on Changes on Cash	(4)	(6)

Net (Decrease) Increase in Cash and Cash Equivalents	(986)	2,829

Cash and Cash Equivalents - Beginning of period	3,228	2,104

Cash and Cash Equivalents - End of period	$2,242	$4,933

Supplemental Disclosure of cash flow information:
Cash paid for:
Interest	$197	$167
Income Taxes	$--	$35

Supplemental disclosures for non-cash operating, investing and financing activities:
Acquisition of AirPatrol:
Assumption of assets other than cash	$--	$682
Assumption of liabilities	$--	$1,811
Issuance of common stock	$--	$10,178
Acquisition of LightMiner:
Assumption of assets other than cash (property and equipment)	$225	$--
Assumption of assets - developed technology and export license	$3,461	$--

The accompanying notes are an integral part of these financial statements.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

Note 1 - Organization and Nature of Business

Overview

Sysorex Global Holdings Corp. (“SGHC”), through its wholly-owned subsidiaries, AirPatrol Corporation and AirPatrol Research Corporation (“AirPatrol”), Lilien Systems (“Lilien”), Shoom, Inc. (“Shoom”), Sysorex Government Services, Inc. (“SGS”), Sysorex Federal, Inc. (“Sysorex Federal”) and the majority-owned subsidiary, Sysorex Arabia LLC (“SA”) (collectively the “Company” or “Sysorex”), provides big data analytics and location based products and related services for the cyber-security and Internet of Things markets. Sysorex also provides supporting products and services including enterprise computing and storage, virtualization, business continuity, data migration, custom application development, networking and information technology business consulting services. The Company is headquartered in California, and has subsidiary offices in Virginia, Maryland, Oregon, Hawaii, State of Washington, California, Vancouver, Canada and Riyadh, Saudi Arabia.

Liquidity

As of June 30, 2015, the Company has a working capital deficiency of approximately $7.5 million. For the six months ended June 30, 2015, the Company incurred a net loss of approximately $4.6 million and utilized cash in operations of approximately $4.2 million.

On May 4, 2015 and effective April 29, 2015, the Company amended its bank line of credit to increase the credit limit to $10 million and provide for a second term loan of up to $2 million of which $167,000 was used to pay off the balance of the initial term loan. Additionally, Sysorex was awarded two large IDIQ (indefinite delivery/indefinite quantity) government vehicles as a prime contractor in April 2015. While the Company believes that it will be successful in securing task orders under the contracts and will generate revenue, there are no assurances that any task orders under the contracts will ultimately be awarded to the Company.

The Company’s current capital resources as of June 30, 2015, increased bank facility, higher margin business line expansion and recent contract awards are expected to be sufficient to fund planned operations during the succeeding twelve months from the date of filing this quarterly report. The Company also has an effective registration statement on Form S-3 on file allowing it to raise capital in the equity markets should it be necessary. If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months from the date of filing this quarterly report, the Company may need to curtail certain aspects of its expansion activities or consider obtaining additional financing.

Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the Company’s operations for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015.  These interim condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and footnotes for the years ended December 31, 2014 and 2013 included in the Form 10-K filed with the Securities and Exchange Commission on March 27, 2015.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

Note 3 - Summary of Significant Accounting Policies

Significant Accounting Policies

The Company's complete accounting policies are described in Note 2 to the Company's audited financial statements and footnotes for the years ended December 31, 2014 and 2013.

Principles of Consolidation

The condensed consolidated financial statements have been prepared using the accounting records of the Company and its wholly-owned subsidiaries, Sysorex Federal, SGS, Lilien, Shoom, AirPatrol (as of April 16, 2014) and its majority-owned subsidiary, SA.  All material inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each of the reporting periods.  Actual results could differ from those estimates. The Company’s significant estimates consist of:

●	The valuation of stock-based compensation;
●	The allowance for doubtful accounts;
●	The valuation of the assets acquired from the AirPatrol and LightMiner Systems Inc. acquisitions;
●	The valuation allowance for the deferred tax asset; and
●	Impairment of long-lived assets and goodwill.

Inventory

Inventory is stated at the lower of cost or market utilizing the first-in, first-out method. The Company continually analyzes its slow-moving, excess and obsolete inventories.  Based on historical and projected sales volumes and anticipated selling prices, the Company establishes reserves.  If the Company does not meet its sales expectations, these reserves are increased.  Products that are determined to be obsolete are written down to net realizable value.  As of June 30, 2015 and 2014, the Company deemed any such allowance nominal.

Revenue Recognition

The Company provides IT solutions and services to customers with revenues currently derived primarily from the sale of third-party hardware and software products, software, assurance, licenses and other consulting services, including maintenance services and recognizes revenue once the following four criteria are met: (1) persuasive evidence of an arrangement exists, (2) the price is fixed and determinable, (3) delivery (software and hardware) or fulfillment (maintenance) has occurred, and (4) there is reasonable assurance of collection of the sales proceeds (the “Revenue Recognition Criteria”). In addition, the Company also records revenues in accordance with Accounting Standards Codification (“ASC”) Topic 605-45 “Principal Agent Consideration” (“ASC 605-45”). The Company evaluates the sales of products and services on a case by case basis to determine whether the transaction should be recorded gross or net, including, but not limited to, assessing whether or not the Company: 1) is the primary obligor in the transaction; 2) has inventory risk with respect to the products and/or services sold; 3) has latitude in pricing; and 4) changes the product or performs part of the services sold. The Company evaluates whether revenues received from the sale of hardware and software products, licenses, and services, including maintenance and professional consulting services, should be recognized on a gross or net basis on a transaction by transaction basis. As of June 30, 2015, the Company has determined that all revenues received should be recognized on a gross basis in accordance with applicable standards.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

Note 3 - Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

Cooperative reimbursements from vendors, which are earned and available, are recorded during the period the related transaction has occurred. Cooperative reimbursements are recorded as a reduction of cost of sales in accordance with ASC Topic 605-50 “Accounting by a Customer (including reseller) for Certain Consideration Received from a Vendor.” Provisions for returns are estimated based on historical sales returns and credit memo analysis for the period.  The Company receives Marketing Development Funds (MDF) from vendors based on quarterly or annual sales performance to promote the marketing of vendor products and services. The Company must file claims with vendors for these cooperative reimbursements by providing invoices and receipts for marketing expenses. Reimbursements are recorded as a reduction of marketing expenses and other applicable selling general and administrative expenses during the period in which the expenses have occurred.

The Company also enters into sales transactions whereby customer orders contain multiple deliverables, and reports its multiple deliverable arrangements under ASC 605-25 “Revenue Arrangements with Multiple Deliverables” (“ASC-605-25”). These multiple deliverable arrangements primarily consist of the following deliverables: the Company’s design, configuration, installation, integration, warranty/maintenance and consulting services; and third-party computer hardware, software and warranty maintenance services. In situations where the Company bundles all or a portion of the separate elements, Vendor Specific Objective Evidence (“VSOE”) is determined based on prices when sold separately.  For the three months ended June 30, 2015 and 2014 revenues recognized as a result of customer contracts requiring the delivery of multiple elements was $9.3 million and $12.3 million, respectively.  For the six months ended June 30, 2015 and 2014 revenues recognized as a result of customer contracts requiring the delivery of multiple elements was $16.9 million and $24.6 million, respectively.

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

Maintenance and Professional Services Revenue Recognition

With respect to sales of our maintenance, consulting and other service agreements including our digital advertising and electronic services, the Revenue Recognition Criteria is met once the service has been provided. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. The fixed rate includes direct labor, indirect expenses, and profits. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. Anticipated losses are recognized as soon as they become known. For the three and six months ended June 30, 2015 and 2014, the Company did not incur any such losses. These amounts are based on known and estimated factors. Revenues from time and material or firm fixed price long-term and short-term contracts are derived principally with various United States Government agencies and commercial customers.

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

The Company’s storage and computing segment maintenance services agreements permit customers to obtain technical support from the Company and/or the manufacturer and to update, at no additional cost, to the latest technology if new software updates are introduced during the period that the maintenance agreement is in effect. Since the Company assumes certain responsibility for product staging, configuration, installation, modification, and integration with other client systems, or retains general inventory risk upon customer return or rejection and is most familiar with the customer and its required specifications, it generally serves as the initial contact with the customer with respect to any storage and computing segment maintenance services required and therefore will perform all or part of the required service.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

The Company incurred stock-based compensation charges, net of estimated forfeitures of $108,000 and $652,000 for the three months ended June 30, 2015 and 2014 and $494,000 and $844,000 for the six month period ended June 30, 2015 and 2014, respectively.  The following table summarizes the nature of such charges for the years then ended (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Compensation and related benefits	$58	$245	$312	$417
Professional and legal fees	50	87	182	87
Acquisition transaction costs	--	320	--	340
Totals	$108	$652	$494	$844

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the six months ended June 30, 2015 and 2014:

	For the Six Months Ended June 30,
	2015	2014
Options	3,412,480	2,578,658
Warrants	511,262	411,262
Shares accrued but not issued	35,715	35,715

Totals	3,959,457	3,025,635

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

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

The total recorded purchase price for the transaction was $19.7 million which consisted of $9.5 million cash paid and $10.2 million for the value of stock. The Company evaluated the fair value of the contingent earn out liability and deemed it more likely than not that nothing will be owed under such agreement. The Company is in current negotiations with the shareholder representative of AirPatrol regarding the 800,000 shares in the holdback escrow. 478,099 of the holdback shares have been authorized to be released to the AirPatrol security holders, 7,500 shares have been released to the Company for cancellation and 314,401 shares are still under discussion.

The following unaudited proforma financial information presents the consolidated results of operations of the Company and AirPatrol for the three and six months ended June 30, 2014, as if the acquisition had occurred on January 1, 2014 instead of on April 16, 2014. The proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.

(in thousands except share amounts)	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2014	2014
Revenues	$17,142	$33,739
Net Loss Attributable to Common Shareholder	$(1,654)	$(4,196)
Weighted Average Number of Common Shares Outstanding, basic and diluted	19,526,357	19,358,272
Loss per common share – Basic and Diluted	$(0.08)	$(0.22)

Note 5 - LightMiner Systems, Inc. Asset Acquisition

On April 24, 2015, in accordance with the terms and conditions of an Asset Purchase Agreement (the “APA”), the Company completed the acquisition of substantially all of the assets of LightMiner Systems, Inc. (“LightMiner”), which is in the business of developing and commercializing in-memory SQL databases for manipulation (the “Acquisition”). At closing, the Company paid $19,000 in cash to the owner (the “Owner”), of approximately 19% of LightMiner’s outstanding securities prior to closing and agreed to issue to LightMiner or its’ designees upon the one year anniversary of the closing (the “First Anniversary”), shares of the Company’s common stock in an amount equal to the quotient of (A) $3,200,000 (the “Purchase Price”) divided by (B) the Sysorex Weighted Average Price (as defined below) as of the fifth trading day prior to the First Anniversary (the “Seller Stock Consideration”), less a hold back of Seller Stock Consideration having an aggregate value of $567,150, as determined by the Sysorex Weighted Average Price, for the purpose of satisfying indemnification obligations of LightMiner. The Sysorex Weighted Average Price means the volume-weighted daily average of the price of the Company’s Common Stock for the twenty (20) trading days immediately prior to the date of determination; however, the price may not be less than $2.00 per share.

The Company also agreed to issue to the Owner an aggregate of 127,000 restricted shares of Common Stock (the “Owner Stock Consideration”) with a fair value of $286,000 at the date of closing on the First Anniversary and issue to the Owner an option to purchase up to 100,000 shares of Company’s Common Stock in accordance with the terms and conditions of the Company’s 2011 Employee Stock Incentive Plan, as amended, pursuant to an at-will employment offer letter. In addition, the Company agreed to issue such number of additional shares of the Company’s common stock equal to $200,000 divided by the Sysorex Weighted Average Price to another pre-acquisition principal of LightMiner.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

Note 5 - LightMiner Systems, Inc. Asset Acquisition (continued)

The total recorded purchase price for the transaction was $3,705,000 which consisted of the cash paid of $19,000 and $3,686,000 for the stock to be issued upon the one year anniversary of the closing.

Assets Acquired (in thousands):

Fixed Assets	$225
Export License	14
Developed Technology	3,466

Total purchase price	$3,705

The final valuation of the assets and purchase price allocation of LightMiner has not been completed as of this reporting period. Consequently, the purchase price was preliminarily allocated based upon the asset amounts in LightMiner’s accounting records with the excess classified to intangible assets. These amounts are subject to revision upon the completion of formal studies which will occur during the third quarter of 2015.

Operations of LightMiner during the three and six months ended June 30, 2015 and 2014 were nominal. Therefore the impact on the unaudited proforma financial information for the consolidated results of operations of the Company and LightMiner for those periods had the acquisition occurred on January 1, 2014 instead of on April 24, 2015 would have been immaterial and therefore have not been presented.

Note 6 - IronSky Investment

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

Note 7 - Notes and Other Receivables

Notes and other receivables at June 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Notes receivable	$900	$900
Other receivables	956	394
Total Notes and Other Receivables	$1,856	$1,294

Note Receivable

On July 17, 2014, the Company loaned $900,000 to a third party pursuant to the terms of a promissory note. The promissory note’s extended due date is December 31, 2015, and accrues interest at a rate of 8% per annum.

Other Receivables

Other receivables primarily consist of receivables for cooperative reimbursements from vendors; marketing development funds from vendors; and revenue earned under contracts in advance of billings.

Note Receivable, Related Party

On June 19, 2014, AirPatrol loaned $90,000 to a related party pursuant to the terms of a promissory note. The promissory note was due December 19, 2015 and bore interest at a rate of 0.33% per annum. The note receivable was converted to compensation during the three months ended June 30, 2015.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

Note 8 - Inventory

Inventory at June 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$84	$401
Work in process	347	113
Finished goods	461	96
Total Inventory	$892	$610

Note 9 - Due from Related Parties

Non-interest bearing amounts due on demand from a related party are $666,000 as of June 30, 2015 and December 31, 2014 and consist primarily of amounts due from Sysorex Consulting, Inc.  As Sysorex Consulting, Inc. is a direct shareholder of, and an investor in, the Company, the amounts due from Sysorex Consulting, Inc. as of June 30, 2015 and December 31, 2014 are classified as a reduction of stockholders' equity.

Note 10 - Deferred Revenue

Deferred revenue as of June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015	December 31, 2014
Deferred Revenue, Current
Maintenance agreements	$8,603	$8,321
Services	366	368
Total Deferred Revenue, Current	8,969	8,689

Deferred Revenue, Non-Current
Maintenance agreements	7,274	7,181

Total Deferred Revenue	$16,243	$15,870

The fair value of the deferred revenue approximates the services to be rendered.

Note 11 - Debt

Debt as of June 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Short-Term Debt
Advances payable	$722	$722
Notes payable	70	423
Revolving line of credit	6,111	3,898
Term loan	667	375
Total Short-Term Debt	$7,570	$5,418

Long-Term Debt
Notes payable	$452	$100
Term loan, non-current portion	1,277	--
Total Long-Term Debt	$1,729	$100

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

Note 11 - Debt (continued)

Advances Payable

During the year ended December 31, 2011, a judgment in the amount of $936,000 was levied against Sysorex Arabia LLC in favor of Creative Edge, Inc. in connection with amounts advanced for operations.  Of that amount, $214,000 has been repaid leaving a balance of $722,000 of which $515,000 will be paid through a surety bond and the remaining $207,000 has been accrued as advances payable by Sysorex Arabia as of June 30, 2015 and December 31, 2014.

Notes Payable

Notes payable and accrued interest as of June 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Notes Payable, Short-Term
Note payable dated August 31, 2013 (A)	$70	$423
Total Notes Payable, Short-Term	$70	$423

Notes Payable, Long-Term
Note payable dated August 31, 2013 (A)	$352	$--
Note payable dated August 30, 2013 (B)	100	100
Total Notes Payable, Long-Term	$452	$100

(A)   Note payable dated August 31, 2013

On August 31, 2013, the Company entered into the Shoom Agreement to acquire Shoom for a purchase price of $2.5 million of cash and 1.4 million shares of common stock (after giving effect to a reverse stock split). Approximately $500,000 of the cash purchase price was deposited in escrow from which any amounts not subject to claims shall be released to the former Shoom stockholders, on a pro-rata basis, in equal installments over seven years on each anniversary date of the closing date. As of June 30, 2015, $422,000 remains in escrow with $70,000 reflected in other current assets and $352,000 reflected in other assets in the accompanying financial statements. Pursuant to the terms of the Shoom Agreement, the delivery of the Shoom consideration to each stockholder was subject to the return of certain documentation thus the Company initially recorded the cash consideration to be paid as a non-interest bearing note in the amount of $2.5 million.  As of June 30, 2015 and December 31, 2014, $422,000 and $423,000, respectively, was still payable to the Shoom stockholders and is reflected as a note payable in the accompanying financial statements.

(B)   Note payable dated August 30, 2013

Note received by AirPatrol from Howard County Economic Development Authority (Maryland) as incentive to relocate the AirPatrol office to the county. The note is unsecured, accrues interest at 3% per annum, and matures on December 31, 2017.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

Note 11 - Debt (continued)

Revolving Line of Credit

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

Note 12 - Common Stock

During the six months ended June 30, 2015, the Company issued 108,113 shares of common stock for services which were fully vested upon the date of grant. The Company recorded an expense of $182,000 for the fair value of those shares.

Note 13 - Stock Options

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

During the three months ended June 30, 2015, the Company granted options for the purchase of 650,500 shares of common stock to employees of the Company. These options vest pro-rata over 48 months and have a life of ten years and an exercise price that ranged from $2.14 to $2.32 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the awards was $654,000. The fair value of the common stock as of the grant date ranged from $2.14 to $2.32 per share.

As of June 30, 2015, the fair value of non-vested options totaled $3,183,866 which will be amortized to expense over the weighted average remaining term of 1.75 years.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

Note 13 - Stock Options (continued)

The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option-pricing model.  Key weighted-average assumptions used to apply this pricing model during the three months ended June 30, 2015 and 2014 were as follows:

	June 30, 2015	June 30, 2014
Risk-free interest rate	1.87 - 1.93%	2.62 - 2.82%
Expected life of option grants	7 years	7 years
Expected volatility of underlying stock	39.4%	39.4%
Dividends Assumption	$--	$--

The expected stock price volatility for the Company’s stock options was determined by the historical volatilities for industry peers and used an average of those volatilities.  The Company attributes the value of stock-based compensation to operations on the straight-line single option method.  Risk free interest rates were obtained from U.S. Treasury rates for the applicable periods.

Note 14 - Credit Risk and Concentrations

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

The Company maintains cash deposits with financial institutions, which, from time to time, may exceed federally insured limits. Cash is also maintained at a foreign financial institution for its majority-owned subsidiary. Cash in foreign financial institutions as of June 30, 2015 and December 31, 2014 was immaterial. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash.

The following table sets forth the percentages of revenue derived by the Company from those customers which accounted for at least 10% of revenues during the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	$	%	$	%
Customer A	8,439	27%	--	--
Customer B	4,131	13%	--	--
Customer C	--	--	3,592	11%

The following table sets forth the percentages of revenue derived by the Company from those customers which accounted for at least 10% of revenues during the three months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
	$	%	$	%
Customer A	5,869	33%	--	--
Customer B	2,988	17%	--	--
Customer E	--	--	1,693	10%

As of June 30, 2015, Customer A represented approximately 38%, and Customer B represented approximately 9% of total accounts receivable. As of June 30, 2014, Customer C represented approximately 9%, and Customer E represented approximately 16% of total accounts receivable.

As of June 30, 2015, two vendors represented approximately 63% and 11% of total gross accounts payable. Purchases from these vendors during the three months ended June 30, 2015 were $7.9 million, and $1.5 million, respectively. Purchases from these vendors during the six months ended June 30, 2015 were $12.7 million, and $2.5 million, respectively.  As of June 30, 2014, two vendors represented approximately 49% and 14% of total gross accounts payable. Purchases from these vendors during the three months ended June 30, 2014 were $6.5 million, and $1.9 million, respectively. Purchases from these vendors during the six months ended June 30, 2014 were $14.2 million, and $3.7 million, respectively.

For the three months ended June 30, 2015, two vendors represented approximately 63% and 13% of total purchases. For the six months ended June 30, 2015, two vendors represented approximately 63%, and 12% of total purchases. For the three months ended June 30, 2014, three vendors represented approximately 50%, 15% and 14% of total purchases. For the six months ended June 30, 2014, three vendors represented approximately 55%, 15% and 14% of total purchases.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

Note 15 - Segment Reporting and Foreign Operations

The Company operates in the following business segments:

●	Mobile, IoT & Big Data Products: These products currently include our AirPatrol product line (location-based security and marketing platform for wireless and cellular devices that can detect, monitor and manage the content and behavior of smartphones, tablets and other mobile devices based on their location and user); on-premise big data appliance product (Light Miner Studio “LMS”) and will include future Sysorex owned products.

●	Storage and Computing: This segment includes third party hardware, software and related maintenance/warranty products and services that Sysorex resells. It includes but is not limited to products for enterprise computing; storage; virtualization; networking; etc.

●	SaaS Revenues: These are Software-as-a-Services (SaaS) or internet based hosted services including the Shoom product line and cloud based big data analytics services (based on our LMS product) and other data science services; analytics services for AirPatrol products and other managed services on a SaaS basis.

●	Professional Services: These are general IT services including but not limited to: custom application/software design; architecture and development; project management; C4I system consulting; strategic outsourcing; staff augmentation; data center design and operations services; data migration services and other non-SaaS services.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

Note 15 - Segment Reporting and Foreign Operations (continued)

The following tables present key financial information of the Company's reportable segments before unallocated corporate expenses (in thousands):

	Mobile, IoT & Big Data Products	Storage and Computing	SaaS Revenues	Professional Services	Consolidated

Three Months Ended June 30, 2015

Net revenues	$233	$13,363	$987	$3,114	$17,697
Cost of net revenues	$(68)	$(10,292)	$(206)	$(1,435)	$(12,001)
Gross profit	$165	$3,071	$781	$1,679	$5,696
Gross margin %	71%	23%	79%	54%	32%
Depreciation and amortization	$24	$30	$23	$1	$78
Amortization of intangibles	$672	$192	$136	$--	$1,000

Three Months Ended June 30, 2014

Net revenues	$1,106	$12,768	$1,008	$2,262	$17,144
Cost of net revenues	$(126)	$(10,021)	$(198)	$(1,120)	$(11,465)
Gross profit	$980	$2,747	$810	$1,142	$5,679
Gross margin %	89%	22%	80%	51%	33%
Depreciation and amortization	$30	$45	$7	$4	$86
Amortization of intangibles	$921	$192	$136	$--	$1,249

Six Months Ended June 30, 2015

Net revenues	$376	$23,640	$1,960	$5,843	$31,819
Cost of net revenues	$(194)	$(18,822)	$(428)	$(2,632)	$(22,076)
Gross profit	$182	$4,818	$1,532	$3,211	$9,743
Gross margin %	48%	20%	78%	55%	32%
Depreciation and amortization	$55	$62	$45	$1	$163
Amortization of intangibles	$1,225	$384	$272	$--	$1,881

Six Months Ended June 30, 2014

Net revenues	$1,106	$25,970	$1,980	$4,409	$33,465
Cost of net revenues	$(126)	$(20,452)	$(401)	$(2,456)	$(23,435)
Gross profit	$980	$5,518	$1,579	$1,953	$10,030
Gross margin %	89%	21%	80%	44%	32%
Depreciation and amortization	$30	$65	$18	$12	$125
Amortization of intangibles	$--	$384	$272	$921	$1,577

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

Note 15 - Segment Reporting and Foreign Operations (continued)

Reconciliation of reportable segments’ combined income from operations to the consolidated loss before income taxes is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Income from operations of reportable segments	$5,696	$5,679	$9,743	$10,030
Unallocated corporate expenses	(7,391)	(8,050)	(14,248)	(13,095)
Interest expense	(121)	(104)	(220)	(212)
Other income (expense)	121	12	126	26
Consolidated loss before income taxes	$(1,695)	$(2,463)	$(4,599)	$(3,251)

The Company’s operations are located primarily in the United States, Canada and Saudi Arabia. Revenues by geographic area are attributed by country of domicile of our subsidiaries. The financial data by geographic area are as follows (in thousands):

	United		Saudi
	States	Canada	Arabia	Eliminations	Total
Three Months Ended June 30, 2015:
Revenues by geographic area	$17,680	$17	$—	$—	$17,697
Operating loss by geographic area	$(1,478)	$(211)	$(6)	$—	$(1,695)
Net income (loss) by geographic area	$(1,487)	$(211)	$3	$—	$(1,695)

Three Months Ended June 30, 2014:
Revenues by geographic area	$17,137	$7	$—	$—	$17,144
Operating loss by geographic area	$(2,028)	$(231)	$(112)	$—	$(2,371)
Net loss by geographic area	$(2,119)	$(232)	$(112)	$—	$(2,463)

Six Months Ended June 30, 2015:
Revenues by geographic area	$31,802	$17	$—	$—	$31,819
Operating loss by geographic area	$(3,998)	$(492)	$(15)	$—	$(4,505)
Net loss by geographic area	$(4,101)	$(492)	$(6)	$—	$(4,599)

Six Months Ended June 30, 2014:
Revenues by geographic area	$33,458	$7	$—	$—	$33,465
Operating loss by geographic area	$(2,637)	$(231)	$(197)	$—	$(3,065)
Net loss by geographic area	$(2,858)	$(231)	$(197)	$—	$(3,286)

As of June 30, 2015:
Identifiable assets by geographic area	$64,458	$305	$774	$—	$65,537
Long lived assets by geographic area	$34,506	$27	$—	$—	$34,533

As of December 31, 2014:
Identifiable assets by geographic area	$61,149	$133	$778	$—	$62,060
Long lived assets by geographic area	$32,398	$30	$—	$—	$32,428

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

Note 16 - Commitments and Contingencies

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

During the year ended December 31, 2011, a judgment in the amount of $936,000 was levied against Sysorex Arabia LLC in favor of Creative Edge, Inc. in connection with amounts advanced for operations.  Of that amount, $214,000 has been repaid, $515,000 will be paid through a surety bond, and the remaining $207,000 has been accrued as advances payable on the consolidated balance sheet by Sysorex Arabia as of June 30, 2015 and December 31, 2014, respectively.  There was no effect upon the statement of operations in connection with this transaction.

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

Note 17 - Subsequent Events

Common Stock

Subsequent to June 30, 2015 the Company issued 20,000 shares of common stock issued pursuant to the Company’s equity incentive plan under the terms of director services agreements which were fully vested upon the date of grant. The Company recorded an expense of $36,000 for the value of those shares.

Subsequent to June 30, 2015 the Company issued 1,361 shares of common stock to an employee who exercised employee stock options as a cashless exercise.

Options

Subsequent to June 30, 2015 the Company granted options for the purchase of 960,938 shares of common stock to employees and consultants of the Company. These options vest pro-rata over 48 months and have a life of 10 years and an exercise price of $1.75 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the award was $741,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statement Notice

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”). In addition to historical information, this discussion and analysis here and throughout this Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements, due to a number of factors, including but not limited to, risks described in the section entitled “Risk Factors.” (Unless otherwise stated or the context otherwise requires, the terms “Sysorex” “we,” “us,” “our” and the “Company” refers collectively to Sysorex Global Holdings Corp. and its wholly-owned subsidiaries.)

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

Our LightMiner product line has two patents pending. LightMiner Studio is an in-memory, real-time, data analysis system designed to perform very large, highly complex and extremely difficult calculations using off-the-shelf hardware and memory. It supports both traditional SQL-based business intelligence and analytics applications as well as a host of integrated statistical, machine learning and artificial intelligence algorithms allowing it to provide supercomputer-like performance at competitive prices. LightMiner is at the core of our analytics platform and can be used for machine-to-machine (M2M) analytics; consumer analytics; predictive analytics; security; etc. LightMiner fully integrates with our AirPatrol product and, in our opinion, the combined offering is ideal for the Internet of Things (IoT) space.

 Sysorex also provides supporting products and services including enterprise computing and storage, virtualization, business continuity, data migration; custom application development, networking and information technology business consulting services. These allow Sysorex to offer turnkey solutions when requested by customers.

Revenues from our storage and computing segment are primarily driven by purchase orders that are received on a monthly basis. Approximately 23% of these purchase orders are recurring contracts that range from one to five years for warranty and maintenance support. For these contracts, the customer is invoiced one time and pays Sysorex upfront for the full term of the warranty and maintenance contract. Revenue from these contracts is determinable ratably over the contract period with the unearned revenue recorded as deferred revenue and amortized over the contract period.

Our Software-as-a-service (SaaS) contracts are typically performed for periods of one or more years. Sysorex SaaS products include its Shoom product line for the media and entertainment vertical, cloud based analytics services and other related services.

Our mobile, IoT and data analytics products segment includes our AirPatrol product line. Sales are expected to grow for AirPatrol products in 2015 based on our expanded commercial sales pipeline; however sales cycles proved to be longer than we expected in 2014 and this trend could continue in 2015. The long sales cycles result from customer related issues such as budget and procurement processes but also because customers found additional use-cases for the products and requested further evaluations.

Recent Events

LightMiner Systems, Inc. Asset Acquisition

On April 24, 2015, the Company completed an acquisition of substantially all of the assets of LightMiner Systems, Inc. (“LightMiner”), which is in the business of developing and commercializing in-memory SQL databases for manipulation (the “Acquisition”). At closing, the Company paid $19,000 in cash to Chris Baskett, owner of approximately 19% of LightMiner’s outstanding securities prior to closing (the “Owner”), and agreed to issue to LightMiner or its’ designees upon the one year anniversary of the closing (the “First Anniversary”), shares of the Company’s common stock in an amount equal to the quotient of (A) $3,200,000 (the “Purchase Price”) divided by (B) the Sysorex Weighted Average Price (as defined below) as of the fifth trading day prior to the First Anniversary (the “Seller Stock Consideration”), less a hold back of Seller Stock Consideration having an aggregate value of $567,150, as determined by the Sysorex Weighted Average Price, for the purpose of satisfying indemnification obligations of LightMiner. The Sysorex Weighted Average Price means the volume-weighted daily average of the price of the Company’s Common Stock for the twenty (20) trading days immediately prior to the date of determination; however, the price may not be less than $2.00 per share.

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

We recognize revenue when the following criteria are met (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured. Generally, these criteria are met upon shipment to customers with respect to the sales of hardware and software products. With respect to our maintenance and other service agreements, this criterion is met once the service has been provided. Revenue from the sales of our services on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. We recognize revenue for sales of all services on a fixed fee ratably over the term of the arrangement as such services are provided. The Company evaluates whether the revenues it receives from the sale of hardware and software products, licenses, and services, including maintenance and professional consulting services should be recognized on a gross or net basis on a transaction-by-transaction basis. We maintain primary responsibility for the materials and procedures utilized to service our customers, even in connection with the sale of third party-products and maintenance services, as we are responsible for the fulfillment and acceptability of the products and services purchased by our customers. In addition, the nature of the products sold to our customers are such that they need configuration in order to be utilized properly for the purposes intended by the customer and therefore we assume certain responsibility for product staging, configuration, installation, modification, and integration with other client systems, or retain general inventory risk upon customer return or rejection. Our customers rely on us to develop the appropriate solutions and specifications applicable to their specific system and then integrate any such required products or services into their systems. As described above, we are responsible for the day-to-day maintenance and warranty services provided in connection with all of our existing customer relationships, whether such services are ultimately provided directly by the Company and its employees or by the applicable third party service provider. As of the date of this filing, after an evaluation of all of our existing customer relationships, we have concluded that we are the primary obligor to all of our existing customers and therefore recognize all revenues on a gross basis.

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

When assessing the recoverability of our long-lived assets, which include property and equipment and finite-lived intangible assets, we make assumptions regarding estimated future cash flows and other factors. Some of these assumptions involve a high degree of judgment and also bear a significant impact on the assessment conclusions. Included among these assumptions are estimating undiscounted future cash flows, including the projection of comparable sales, operating expenses, capital requirements for maintaining property and equipment and residual value of asset groups. We formulate estimates from historical experience and assumptions of future performance, based on business plans and forecasts, recent economic and business trends, and competitive conditions. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge.  Based on our evaluation we did not record a charge for impairment for the three and six months ended June 30, 2015 and 2014.

We evaluate the remaining useful lives of long-lived assets and identifiable intangible assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. Such events or circumstances may include (but are not limited to): the effects of obsolescence, demand, competition, and/or other economic factors including the stability of the industry in which we operate, known technological advances, legislative actions, or changes in the regulatory environment. If the estimated remaining useful lives change, the remaining carrying amount of the long-lived assets and identifiable intangible assets would be amortized prospectively over that revised remaining useful life. We have determined that there were no events or circumstances during the three and six months ended June 30, 2015 or 2014, which would indicate a revision to the remaining amortization period related to any of our long-lived assets. Accordingly, we believe that the current estimated useful lives of long-lived assets reflect the period over which they are expected to contribute to future cash flows and are therefore deemed appropriate.

Goodwill and Indefinite-lived Assets

We have recorded goodwill and other indefinite-lived assets in connection with our acquisitions of Lilien, Shoom, AirPatrol and LightMiner. Goodwill, which represents the excess of acquisition cost over the fair value of the net tangible and intangible assets of the acquired company, is not amortized. Indefinite-lived intangible assets are stated at fair value as of the date acquired in a business combination. Our goodwill balance and other assets with indefinite lives are evaluated for potential impairment during the fourth quarter of each year and in certain other circumstances. The evaluation of impairment involves comparing the current fair value of the business to the recorded value, including goodwill. To determine the fair value of the business, we utilize both the “income approach”, which is based on estimates of future net cash flows and the “market approach”, which observes transactional evidence involving similar businesses. There was no goodwill impairment for the three and six months ended June 30, 2015 or 2014.

Deferred Income Taxes

In accordance with ASC 740 “Income Taxes” (“ASC 740”), management routinely evaluates the likelihood of the realization of its income tax benefits and the recognition of its deferred tax assets. In evaluating the need for any valuation allowance, management will assess whether it is more likely than not that some portion, or all, of the deferred tax asset may not be realized. Ultimately, the realization of deferred tax assets is dependent upon the generation of future taxable income during those periods in which temporary differences become deductible and/or tax credits and tax loss carry-forwards can be utilized. In performing its analyses, management considers both positive and negative evidence including historical financial performance, previous earnings patterns, future earnings forecasts, tax planning strategies, economic and business trends and the potential realization of net operating loss carry-forwards within a reasonable timeframe. To this end, management considered (i) that we have had historical losses in the prior years and cannot anticipate generating a sufficient level of future profits in order to realize the benefits of our deferred tax asset; (ii) tax planning strategies; and (iii) the adequacy of future income as of and for the three and six months ended June 30, 2015, based upon certain economic conditions and historical losses through June 30, 2015. After consideration of these factors, management deemed it appropriate to establish a full valuation allowance.

A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax filings that do not meet these recognition and measurement standards. For three and six months ended June 30, 2015 and 2014, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the three and six months ended June 30, 2015 and 2014.

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

As of June 30, 2015 and December 31, 2014, allowance for credit losses included a general allowance of $542,000 and $535,000, respectively, due to the aging of the items greater than 120 days outstanding and other potential non-collections.

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

The principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:

	Three Months ended June 30,
	2015	2014
Risk-free interest rate	1.87-1.93%	2.62-2.82%
Expected life of option grants	7 years	7 years
Expected volatility of underlying stock	39.4%	39.4%
Dividends	$-	$-

The Company issued the following options and warrants during the six months ended June 30, 2015:

Date	Options/Warrants Granted	Exercise Price	Black Sholes Value of Option	Fair Value of Common Stock per Share
2/12/2015	236,500	$1.56	$162,000	$1.56
4/17/2015	500,000	$2.32	$507,000	$2.32
4/21/2015	50,500	$2.14	$48,000	$2.14
4/24/2015	100,000	$2.25	$99,000	$2.25

The Company issued the following shares of common stock as compensation during the six months ended June 30, 2015:

Date	Common Shares Issued	Fair Value of Common Stock per share	Fair Value of Common Stock Issued
1/26/2015	7,895	$1.42	$11,000
1/27/2015	56,250	$1.60	$90,000
1/30/2015	20,000	$1.50	$30,000
4/21/2015	15,000	$2.14	$32,000
5/01/2015	5,000	$2.23	$11,000
5/26/2015	3,968	$1.89	$8,000

Operating Segments

The Company operates in the following business segments as follows:

●	Sysorex Mobile, IoT & Big Data Products: These products currently include our AirPatrol product line (location-based security and marketing platform for wireless and cellular devices that can detect, monitor and manage the content and behavior of smartphones, tablets and other mobile devices based on their location and user); on-premise big data appliance product (Light Miner Studio “LMS”) and will include future Sysorex owned products.

●	Storage and Computing: This segment includes third party hardware, software and related maintenance/warranty products and services that Sysorex resells. It includes but is not limited to products for enterprise computing; storage; virtualization; networking; etc.

●	SaaS Revenues: These are Software-as-a-Services (SaaS) or Internet based hosted services including the Shoom product line and cloud based big data analytics services (based on our LMS product) and other data science services; analytics services for AirPatrol products and other managed services on a SaaS basis.

●	Professional Services: These are general IT services including but not limited to: custom application/software design; architecture and development; project management; C4I system consulting; strategic outsourcing; staff augmentation; data center design and operations services; data migration services and other non-SaaS services.

Rounding

All dollar amounts in this section have been rounded to the nearest thousand.

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

The following table sets forth selected unaudited consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	Three Months ended
	June 30, 2015		June 30, 2014
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	% Change

Product Revenues	$13,542	77%	$14,025	82%	(3%)
Services Revenues	$4,155	23%	$3,119	18%	33%
Cost of net revenues - Products	$10,349	58%	$10,047	59%	3%
Cost of net revenues - Services	$1,652	9%	$1,418	8%	17%
Gross profit	$5,696	32%	$5,679	33%	0%
Operating expenses	$7,391	42%	$8,050	47%	(8%)
Loss from operations	$(1,695)	(10%)	$(2,371)	(14%)	(29%)
Net loss	$(1,695)	(10%)	$(2,463)	(14%)	(31%)
Net loss attributable to common stockholders	$(1,697)	(10%)	$(2,407)	(14%)	(29%)

Net Revenues

Net revenues for the three months ended June 30, 2015 were $17.7 million compared to $17.1 million for the comparable period in the prior year. The $600,000 increase in revenues, or approximately 3.5%, was attributable to an increase in Professional Services and Storage and Computing revenues offset by lower Mobile IoT & Big Data Products revenue. For the three months ended June 30, 2015, Sysorex Mobile, IoT & Big Data Products revenue was $233,000 compared to $1.1 million for the prior year period. Storage and Computing revenue was $13.4 million for the three months ended June 30, 2015, and $12.8 million for the prior year period. SaaS Revenues was $987,000 during the three months ended June 30, 2015 and $1 million during the prior year period. Professional Services Revenue was $3.1 million during the three months ended June 30, 2015 and $2.3 million during the prior year period.

Costs of Net Revenues

Cost of net revenues for the three months ended June 30, 2015 was $12 million compared to $11.5 million for the prior year period. This increase of $500,000, or approximately 4%, was primarily attributable to additional Professional Services and Storage and Computing cost of goods sold due to the higher revenues in those categories. Sysorex Mobile, IoT & Big Data Products cost of net revenues was $68,000 for the three months ended June 30, 2015 as compared to $126,000 for the prior period. Storage and Computing cost of net revenues was $10.3 million for the three months ended June 30, 2015, and $10 million for the prior year period. SaaS Revenues cost of net revenues was $206,000 during the three months ended June 30, 2015 and $198,000 during the prior year period. Professional services cost of net revenues was $1.4 million during the three months ended June 30, 2015 and $1.1 million during the prior year period.

The gross profit margins for the three months ended June 30, 2015 and 2014 were 32% and 33%, respectively. Sysorex Mobile, IoT & Big Data Products gross margins for the three months ended June 30, 2015 and 2014 were 71% and 89%, respectively. The three months ended June 30, 2015 margin was lower primarily due to lower margins on nominal sales in the quarter. Gross margins for the Storage and Computing segment for the three months ended June 30, 2015 and 2014 were 23% and 22%, respectively. Gross margins for SaaS Revenues for the three months ended June 30, 2015 and 2014 were 79% and 80%, respectively. Gross margins for Professional Services revenues for the three months ended June 30, 2015 and 2014 were 54% and 51%, respectively.

Operating Expenses

Operating expenses for the three months ended June 30, 2015 were $7.4 million compared to $8.1 million for the prior year period. This decrease of $700,000 was primarily attributable to the acquisition costs of AirPatrol in the three months ended June 2014 that were not in the three months ended June 2015.

Loss from Operations

Loss from operations for the three months ended June 30, 2015 was $1.7 million compared to $2.4 for the prior year period. This decrease of $700,000 was primarily attributable to the acquisition costs of AirPatrol in the three months ended June 2014 that were not in the three months ended June 2015 as mentioned above.

Other Income/Expense

Net other income/expenses for the three months ended June 30, 2015 and 2014 were $0 and $92,000, respectively.

Provision for Income Taxes

There was no provision for income taxes for the three months ended June 30, 2015 and 2014. Deferred tax assets resulting from such losses are fully reserved as of June 30, 2015 and 2014 since, at present, we have no history of taxable income and it is more likely than not that such assets will not be realized.

Net Loss Attributable to Non-Controlling Interest

Net income attributable to non-controlling interest for the three months ended June 30, 2015 was $2,000 compared to a net loss of $56,000 for the prior year period. This increase of $58,000 was attributable to the decrease in losses for Sysorex Arabia and was not material.

Net Loss Attributable To Common Stockholders

Net loss attributable to common stockholders for the three months ended June 30, 2015 was $1.7 million compared to $2.4 for the prior year period. This decrease in net loss of $700,000 was attributable to the changes discussed above.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

The following table sets forth selected unaudited consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	Six Months ended
	June 30, 2015		June 30, 2014
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	% Change

Product Revenues	$23,930	75%	$27,251	81%	(12%)
Services Revenues	$7,889	25%	$6,214	19%	27%
Cost of net revenues - Products	$18,999	60%	$20,755	62%	(8%)
Cost of net revenues - Services	$3,077	10%	$2,680	8%	15%
Gross profit	$9,743	31%	$10,030	30%	(3%)
Operating expenses	$14,248	45%	$13,095	39%	9%
Loss from operations	$(4,505)	(14%)	$(3,065)	(9%)	47%
Net loss	$(4,599)	(14%)	$(3,286)	(10%)	40%
Net loss attributable to common stockholders	$(4,596)	(14%)	$(3,188)	(10%)	44%

Net Revenues

Net revenues for the six months ended June 30, 2015 were $31.8 million compared to $33.5 million for the comparable period in the prior year. The $1.7 million decrease in revenues, or approximately 5%, was attributable to lower revenue in Storage and Computing in the first quarter and lower revenue in Mobile, IoT and Big Data Products in the second quarter offset by higher Professional Services revenue in the first and second quarters. For the six months ended June 30, 2015, Sysorex Mobile, IoT & Big Data Products revenue was $376,000 compared to $1.1 million for the prior year period. Storage and Computing revenue was $23.6 million for the six months ended June 30, 2015, and $26 million for the prior year period. SaaS Revenues was $2 million during the six months ended June 30, 2015 and June 30, 2014. Professional Services Revenue was $5.8 million during the six months ended June 30, 2015 and $4.4 million during the prior year period.

Costs of Net Revenues

Cost of net revenues for the six months ended June 30, 2015 was $22.1 million compared to $23.4 million for the prior year period. This decrease of $1.3 million, or approximately 5.5%, was primarily attributable to lower Storage and Computing cost of goods due to lower Storage and Computing revenues in the first quarter. Sysorex Mobile, IoT & Big Data Products cost of net revenues was $194,000 for the six months ended June 30, 2015 as compared to $126,000 for the prior period. Storage and Computing cost of net revenues was $18.8 million for the six months ended June 30, 2015, and $20.5 million for the prior year period. SaaS Revenues cost of net revenues was $428,000 during the six months ended June 30, 2015 and $401,000 during the prior year period. Professional services cost of net revenues was $2.6 million during the six months ended June 30, 2015 and $2.5 million during the prior year period.

The gross profit margins for the six months ended June 30, 2015 and 2014 were 32% and 32%, respectively. Sysorex Mobile, IoT & Big Data Products gross margins for the six months ended June 30, 2015 and 2014 were 48% and 89%, respectively. The six months ended June 30, 2015 Mobile, IoT & Big Data Products margin was lower primarily due to the write off of obsolete inventory in the first quarter 2015. Gross margins for the Storage and Computing segment for the six months ended June 30, 2015 and 2014 were 20% and 21%, respectively. Gross margins for SaaS Revenues for the three months ended June 30, 2015 and 2014 were 78% and 80%, respectively. Gross margins for Professional Services revenues for the three months ended June 30, 2015 and 2014 were 55% and 44%, respectively.

Operating Expenses

Operating expenses for the six months ended June 30, 2015 were $14.2 million compared to $13.1 million for the prior year period. This increase of $1.1 million was primarily attributable to the inclusion of AirPatrol’s operating expenses for a full six months during 2015 and compared to two and one-half months in 2014 as AirPatrol was acquired in April 2014.

Loss from Operations

Loss from operations for the six months ended June 30, 2015 was $4.5 million compared to $3.1 for the prior year period. This increase of $1.4 million was primarily attributable to the inclusion of AirPatrol’s operating expenses for a full six months during 2015 and compared to two and one-half months in 2014 as AirPatrol was acquired in April 2014.

Other Expense

Other expenses for the six months ended June 30, 2015 and 2014 were $94,000 and $186,000, respectively.

Provision for Income Taxes

There was no provision for income taxes for the six months ended June 30, 2015. The $35,000 provision for income taxes in the six months ended June 30, 2014 is attributable to estimated federal alternative minimum tax paid during the period. Deferred tax assets resulting from such losses are fully reserved as of June 30, 2015 and 2014 since, at present, we have no history of taxable income and it is more likely than not that such assets will not be realized.

Net Loss Attributable to Non-Controlling Interest

Net loss attributable to non-controlling interest for the six months ended June 30, 2015 was 3,000 compared to a net loss of $98,000 for the prior year period. This decrease of $95,000 was attributable to the decrease in losses for Sysorex Arabia and was not material.

Net Loss Attributable To Common Stockholders

Net loss attributable to common stockholders for the six months ended June 30, 2015 was $4.6 million compared to $3.2 for the prior year period. This increase in net loss of $1.4 million was attributable to the changes discussed above.

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

Adjusted EBITDA for the three months ended June 30, 2015 was income of $34,000 compared income of $455,000 for the prior year period. Adjusted EBITDA for the six months ended June 30, 2015 was a loss of $1.3 million compared income of $506,000 for the prior year period.

The following table presents a reconciliation of net income/loss attributable to stockholders of Sysorex Global Holdings Corp., which is our GAAP operating performance measure, to Adjusted EBITDA for the fiscal quarters ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss attributable to common stockholders	$(1,697)	$(2,407)	$(4,596)	$(3,188)
Adjustments:
Non-recurring one-time charges:
Acquisition transaction/financing costs	112	771	188	855
Stock-based compensation – acquisition costs	--	320	--	340
Costs associated with public offering	34	--	34	45
Other - severance costs	307	--	307	--
Change in the fair value of shares to be issued	(89)	--	(89)	--
Stock-based compensation – compensation and related benefits	108	332	494	504
Interest expense	121	104	220	212
Taxes	--	--	--	35
Depreciation and amortization	1,138	1,335	2,141	1,703
Adjusted EBITDA	$34	$455	$(1,301)	$506

We rely on Adjusted EBITDA, which is a non-GAAP financial measure for the following:

●	To review and assess the operating performance of our Company as permitted by Accounting Standards Codification Topic 280, Segment Reporting;

●	To compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	As a basis for allocating resources to various projects;

●	As a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	To evaluate internally the performance of our personnel.

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

Proforma Non-GAAP Net Loss per Share

Basic and diluted net loss per share for the three months ended June 30, 2015 was ($0.09) compared to ($0.13) for the prior year period. Basic and diluted net loss per share for the six months ended June 30, 2015 was ($0.23) compared to ($0.19) for the prior year period. These decreases were attributable to the changes discussed in our results of operations.

Proforma non-GAAP net income (loss) per share is used by our Company’s management as an evaluation tool as it manages the business and is defined as net income (loss) per basic and diluted share adjusted for non-cash items including stock based compensation, amortization of intangibles and one time charges including acquisition costs, the costs associated with the public offering, severance costs and changes in the fair value of shares to be issued.

Proforma non-GAAP net loss per basic and diluted common share for the three months ended June 30, 2015 was ($0.01) compared to $0.01 for the prior year period. Proforma non-GAAP net loss per basic and diluted common share for the six months ended June 30, 2015 was ($0.09) compared to $0.01 for the prior year period.

The following table presents a reconciliation of net loss per basic and diluted share, which is our GAAP operating performance measure, to proforma non-GAAP net loss per share for the periods reflected:

(thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss attributable to common stockholders	$(1,697)	$(2,407)	$(4,596)	$(3,188)
Adjustments:
Non-recurring one-time charges:
Acquisition transaction/financing costs	112	771	188	855
Stock-based compensation – acquisition costs	--	320	--	340
Costs associated with public offering	34	--	34	45
Other – severance costs	307	--	307	--
Change in the fair value of shares to be issued	(89)	--	(89)	--
Stock-based compensation – compensation and related benefits	108	332	494	504
Amortization of intangibles	1,000	1,249	1,881	1,577
Proforma non-GAAP net loss	$(225)	$265	$(1,781)	$133
Proforma non-GAAP net loss per basic and diluted common share	$(0.01)	$0.01	$(0.09)	$0.01
Weighted average basic and diluted common shares outstanding	19,806,779	18,641,546	19,786,296	16,455,268

We rely on proforma non-GAAP net loss per share, which is a non-GAAP financial measure:

●	To review and assess the operating performance of our Company as permitted by Accounting Standards Codification Topic 280, Segment Reporting;

●	To compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	As a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	To evaluate internally the performance of our personnel.

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

Liquidity and Capital Resources as of June 30, 2015 Compared With June 30, 2014

The Company’s net cash flows used in operating, investing and financing activities for the six months ended June 30, 2015 and 2014 and certain balances as of the end of those periods are as follows (in thousands):

(thousands, except per share data)	Six Months ended June 30,
	2015	2014
Net cash used in operating activities	$(4,202)	$(5,534)
Net cash (used in) provided by investing activities	(561)	(8,604)
Net cash provided by financing activities	3,781	16,972
Effect of foreign exchange rate changes on cash	(4)	(6)
Net increase (decrease) in cash	$(986)	$2,829

	June 30, 2015	December 31, 2014

Cash and cash equivalents	$2,242	$3,228
Working capital (deficit)	$(7,462)	$(2,813)

Operating Activities:

Net cash used in operating activities during the six months ended June 30, 2015 and 2014 were $4.2 million and $5.5 million, respectively. Net cash used in operating activities during the six months ended June 30, 2015 consisted of the following (in thousands):

Net loss	$(4,599)
Non-cash income and expenses	2,637
Net change in operating assets and liabilities	(2,240)
Net cash used in operating activities	$(4,202)

The non-cash income and expenses of $2.6 million consisted primarily of (in thousands):

$260	Depreciation expense
1,881	Amortization of intangibles primarily attributable to the Lilien, Shoom and AirPatrol operations, which were acquired effective March 1, 2013, August 31, 2013 and April 16, 2014, respectively.
494	Stock-based compensation expense attributable to warrants and options issued as part of Company operations and prior acquisitions
2	Other
$2,637	Total non-cash income and expenses

The net use of cash due to changes in operating assets and liabilities totaled $2.2 million and consisted primarily of the following (in thousands):

$(1,643)	Increase in accounts receivable and other receivables
(245)	Increase in prepaid licenses and maintenance contracts
192	Increase in accounts payable
373	Increase in deferred revenue
(343)	Decrease in accrued liabilities and other liabilities
(574)	Increase in inventory and other assets
$(2,240)	Net use of cash in the changes in operating assets and liabilities

Investing Activities:

Net cash used in investing activities during the six months ended June 30, 2015 was $561,000 compared to net cash used in investing activities of $8.6 million for the prior year period. The net cash used in investing activities during the six months ended June 30, 2015 was comprised of $168,000 purchase of property and equipment, $374,000 investment in capitalized software, and $19,000 paid in connection with the acquisition of assets from LightMiner.

Financing Activities:

Net cash provided by financing activities during the six months ended June 30, 2015 and 2014 were approximately $3.8 million and $17 million, respectively. The net cash provided by financing activities during the six months ended June 30, 2015 was comprised primarily of $4.2 million from the Credit Facility offset by $431,000 repayment to a term loan.

Liquidity and Capital Resources - General:

Our current capital resources and operating results as of June 30, 2015, as described in the preceding paragraphs, consist of:

1)	An overall working capital deficit of $7.5 million;

2)	Cash of $2.2 million;

3)	The Credit Facility for up to $10 million with a maturity date of April 29, 2017 of which $6.1 million is utilized;

4)	A term loan for $2,000,000 with a maturity date of April 29, 2018 of which $1.9 million is utilized; and

5)	Net cash used in operating activities year-to-date of $4.2 million.

We believe our total working capital deficit of $7.5 million does not represent a severe impediment to our operations and growth when its principal components are separately identified and analyzed and the growth of our business is taken into account. The breakdown of our overall working capital deficit is as follows (in thousands):

Working Capital	Assets	Liabilities	Net
Cash and cash equivalents	$2,242	$--	$2,242
Accounts receivable, net / accounts payable	9,315	7,660	1,655
Notes and other receivables	1,856	--	1,856
Prepaid licenses and maintenance contracts / deferred revenue	7,300	8,969	(1,669)
Short-term debt	--	7,570	(7,570)
Acquisition liability – LightMiner (non-cash stock issuance)		3,597	(3,597)
Other	2,645	3,024	(379)
Total	$23,358	$30,820	$(7,462)

The overall working capital deficit of $7.5 million includes a non-cash $3.6 million liability for the LightMiner Acquisition as the liability will be settled in stock. Accounts receivable exceeds the related accounts payable by $1.7 million. We do not believe there are material collectability issues with respect to our accounts receivable. Deferred revenue exceeds the related prepaid contracts by $1.7 million and other liabilities exceed other assets by $379,000. These deficits are expected to be funded by our anticipated cash flow from operations, as described below, over the next twelve months. We do not believe that the Credit Facility and the current portion of the term loan which totaled $8 million as of June 30, 2015, will have a material adverse effect on our liquidity in the next twelve months as the Credit Facility principal balance is not due until April 2017.

Net cash used in operating activities during the six months ended June 30, 2015 of $4.2 million consists of net loss of $4.6 million less non-cash expenses of $2.6 million and net cash used of $2.2 in changes in operating assets and liabilities. We expect net cash from operations to increase during 2015 as:

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

The Company’s current capital resources as of June 30, 2015, increased bank facility, higher margin business line expansion and recent contract awards are expected to be sufficient to fund planned operations during the succeeding twelve months from date of filing this Form 10-Q. The Company also has an effective registration statement on Form S-3 on file allowing it to raise capital in the equity markets should it be necessary.

Liquidity and Capital Resources - Bridge Bank Financing Agreement

At June 30, 2015, the Company had a $10 million revolving Credit Facility, of which $6.1 million was outstanding, and an additional $1.9 million outstanding under term loan, otherwise referred to herein as the Term Advance. The maturity dates of the Revolving Advances (as defined in the Agreement) and the Term Advance have been extended to April 29, 2017 and April 29, 2018, respectively. Borrowings under the Credit Facility and the Term Advance bear interest at 5.25% per annum.

The Credit Facility contains, among other things, customary covenants that limit our ability to incur additional indebtedness, grant liens, make loans or investments, merge into or consolidate with other persons, or engage in certain asset dispositions including a sale of all or substantially all of our assets subject to the Agreement. The Lender holds a security interest in all of the Company’s and its subsidiaries’ assets, other than excluded and future projects.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There are presently no pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors.

We incorporate by reference the risk factors included in the 10-K filed with the Securities and Exchange Commission on March 26, 2015.1

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Common Stock

On May 26, 2015, the Company issued 3,968 shares of common stock to a company under the terms of a consulting agreement which were fully vested upon date of grant and reflected total consideration of approximately $7,500.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

1 MSK is reviewing to determine necessary revisions.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated as of April 24, 2015, between Sysorex Global Holdings Corp., LightMiner Systems, Inc. and Chris Baskett. The exhibits and schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K and the registrant undertakes to furnish supplemental copies of any of the omitted exhibits and schedules upon request by the Commission. (4)

2.2	Agreement and Plan of Merger dated as of December 20, 2013, by and among Sysorex Global Holdings Corp., AirPatrol Corporation, AirPatrol Acquisition Corp. I, AirPatrol Acquisition Corp. II, and Shareholders Representative Services LLC. (5)

2.3	Amendment No. 1 to Agreement and Plan of Merger dated February 28, 2014 with AirPatrol Corporation. (6)

2.4	Amendment No. 2 to Agreement and Plan of Merger dated April 18, 2014 with AirPatrol Corporation. (7)

2.5	Waiver and Amendment No. 3 to Agreement and Plan of Merger dated April 18, 2014 with AirPatrol Corporation. (8)

3.1(i)	Articles of Incorporation. (1)

3.1(ii)	Certificate of Amendment to the Articles of Incorporation, effective April 8, 2014. (2)

3.2	Bylaws. (1)

10.1	Release Agreement, dated January 30, 2015, between William Frederick and the Company. (3)

10.2	Amendment Number Four To Business Financing Agreement (The exhibit has been omitted pursuant to Section 601(b)(2) of Regulation S-K. The Company will furnish a supplemental copy of any the omitted exhibit to the SEC upon request). (9)

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.*

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.*

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

101.INS	XBRL Instant Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith
#	Furnished herewith
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-190574) filed with the SEC on August 12, 2013.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2014.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2015.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2015.
(5)	Incorporated by reference Amendment No. 3 to the Company’s Registration Statement on Form S-1 (No. 333-191648) filed with the SEC on January 21, 2014.
(6)	Incorporated by reference Amendment No. 4 to the Company’s Registration Statement on Form S-1 (No. 333-191648) filed with the SEC on March 21, 2014.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2014.
(8)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-198502) filed with the SEC on August 29, 2014.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSOREX GLOBAL HOLDINGS CORP.

Dated: August 7, 2015	By:	/s/ Nadir Ali
Nadir Ali
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Wendy F. Loundermon
Wendy F. Loundermon
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated as of April 24, 2015, between Sysorex Global Holdings Corp., LightMiner Systems, Inc. and Chris Baskett. The exhibits and schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K and the registrant undertakes to furnish supplemental copies of any of the omitted exhibits and schedules upon request by the Commission. (4)

2.2	Agreement and Plan of Merger dated as of December 20, 2013, by and among Sysorex Global Holdings Corp., AirPatrol Corporation, AirPatrol Acquisition Corp. I, AirPatrol Acquisition Corp. II, and Shareholders Representative Services LLC. (5)

2.3	Amendment No. 1 to Agreement and Plan of Merger dated February 28, 2014 with AirPatrol Corporation. (6)

2.4	Amendment No. 2 to Agreement and Plan of Merger dated April 18, 2014 with AirPatrol Corporation. (7)

2.5	Waiver and Amendment No. 3 to Agreement and Plan of Merger dated April 18, 2014 with AirPatrol Corporation. (8)

3.1(i)	Articles of Incorporation. (1)

3.1(ii)	Certificate of Amendment to the Articles of Incorporation, effective April 8, 2014. (2)

3.2	Bylaws. (1)

10.1	Release Agreement, dated January 30, 2015, between William Frederick and the Company. (3)

10.2	Amendment Number Four To Business Financing Agreement (The exhibit has been omitted pursuant to Section 601(b)(2) of Regulation S-K. The Company will furnish a supplemental copy of any the omitted exhibit to the SEC upon request). (9)

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.*

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.*

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

101.INS	XBRL Instant Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith
#	Furnished herewith
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-190574) filed with the SEC on August 12, 2013.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2014.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2015.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2015.
(5)	Incorporated by reference Amendment No. 3 to the Company’s Registration Statement on Form S-1 (No. 333-191648) filed with the SEC on January 21, 2014.
(6)	Incorporated by reference Amendment No. 4 to the Company’s Registration Statement on Form S-1 (No. 333-191648) filed with the SEC on March 21, 2014.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2014.
(8)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-198502) filed with the SEC on August 29, 2014.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2015.

