Form 10-Q
period 2015-09-30
Sysorex Global Holdings Corp.
filed 2015-11-13
CIK 1529113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,281,648 shares of common stock, par value $0.001 per share, outstanding as of November 12, 2015.

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

The results for the period ended September 30, 2015 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in our audited financial statements for the fiscal years ended December 31, 2014 and 2013 included in the Form 10-K filed with the Securities and Exchange Commission on March 27, 2015.

The information presented in this Form 10-Q reflects our one-for-two reverse stock split, which became effective on April 8, 2014, except as otherwise indicated.

SYSOREX GLOBAL HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value data)

Assets	September 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$5,363	$3,228
Accounts receivable, net	9,073	8,225
Note receivable, related party	--	90
Notes and other receivables	1,511	1,294
Inventory	569	610
Prepaid licenses and maintenance contracts	7,515	7,151
Other current assets	1,729	1,463

Total Current Assets	25,760	22,061

Prepaid licenses and maintenance contracts, non-current	6,091	6,200
Property and equipment, net	1,436	1,308
Software development costs, net	800	278
Intangible assets, net	18,217	17,676
Goodwill	13,166	13,166
Other assets	1,283	1,371

Total Assets	$66,753	$62,060

The accompanying notes are an integral part of these financial statements.

SYSOREX GLOBAL HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except number of shares and par value data)

	September 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$8,219	$7,468
Accrued liabilities	3,443	3,299
Deferred revenue	9,177	8,689
Short-term debt	6,279	5,418
Acquisition liability - LightMiner	3,528	--

Total Current Liabilities	30,646	24,874

Long Term Liabilities
Deferred revenue, non-current	7,032	7,181
Long-term debt	1,493	100
Other liabilities	597	684

Total Liabilities	39,768	32,839

Commitments and Contingencies

Stockholders' Equity

Preferred stock - $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	--	--
Common stock - $0.001 par value; 50,000,000 shares authorized; 25,118,648 and 19,707,262 issued and outstanding	25	20
Additional paid-in capital	57,673	52,122
Due from Sysorex Consulting Inc.	(666)	(666)
Accumulated other comprehensive income	(40)	(18)
Accumulated deficit (excluding $2,442 reclassified to additional paid in capital in quasi-reorganization)	(28,404)	(20,641)

Stockholders' Equity Attributable to Sysorex Global Holdings Corp.	28,588	30,817

Non- controlling Interest	(1,603)	(1,596)

Total Stockholders' Equity	26,985	29,221

Total Liabilities and Stockholders' Equity	$66,753	$62,060

The accompanying notes are an integral part of these financial statements.

SYSOREX GLOBAL HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Revenues
Products	$10,706	$10,957	$34,637	$38,208
Services	4,168	3,326	12,057	9,540
Total Revenues	14,874	14,283	46,694	47,748

Cost of Revenues
Products	8,601	8,620	27,601	29,374
Services	1,885	1,388	4,962	4,068
Total Cost of Revenues	10,486	10,008	32,563	33,442

Gross Profit	4,388	4,275	14,131	14,306

Operating Expenses
Research and development	207	206	620	370
Sales and marketing	2,693	2,568	8,231	7,388
General and administrative	3,542	3,519	9,768	8,858
Acquisition related costs	13	--	200	1,195
Amortization of intangibles	1,056	443	2,938	2,020

Total Operating Expenses	7,511	6,736	21,757	19,831

Loss from Operations	(3,123)	(2,461)	(7,626)	(5,525)

Other Income (Expense)
Interest expense	(120)	(95)	(340)	(307)
Other income	2	7	39	33
Change in fair value of shares to be issued	69	--	157	--

Total Other Income (Expense)	(49)	(88)	(144)	(274)

Loss before Provision for Income Taxes	(3,172)	(2,549)	(7,770)	(5,799)
Provision for Income Taxes	--	--	--	(35)

Net Loss	(3,172)	(2,549)	(7,770)	(5,834)

Net Loss Attributable to Non-controlling Interest	(4)	(6)	(7)	(104)

Net Loss Attributable to Stockholders of Sysorex Global Holdings Corp.	$(3,168)	$(2,543)	$(7,763)	$(5,730)

Net Loss Per Share - Basic and Diluted	$(0.16)	$(0.13)	$(0.39)	$(0.33)

Weighted Average Shares Outstanding
Basic and Diluted	19,833,000	19,624,332	19,802,035	17,592,883

The accompanying notes are an integral part of these financial statements.

SYSOREX GLOBAL HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Net Loss	$(3,172)	$(2,549)	$(7,770)	$(5,834)

Unrealized foreign exchange loss from cumulative translation adjustments	(17)	(6)	(22)	(11)
Unrealized holding gains in marketable securities including reclassification adjustment of realized gains included in net income	--	--	--	(3)

Comprehensive Loss	$(3,189)	$(2,555)	$(7,792)	$(5,848)

The accompanying notes are an integral part of these financial statements.

SYSOREX GLOBAL HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Unaudited)

(In thousands, except per share data)

			Additional	Due from	Accumulated Other		Non-	Total
	Common Stock		Paid-In	Sysorex	Comprehensive	Accumulated	Controlling	Stockholders'
	Shares	Amount	Capital	Consulting, Inc.	Income (Loss)	Deficit	Interest	Equity

Balance - December 31, 2014	19,707,262	$20	$52,122	$(666)	$(18)	$(20,641)	$(1,596)	$29,221

Common shares issued for services	167,525	--	280	--	--	--	--	280
Stock options granted to employees for services	--	--	605	--	--	--	--	605
Returned shares from AirPatrol holdback	(7,500)	--	(13)	--	--	--	--	(13)
Common shares issued for options exercised	1,361	--	--	--	--	--	--	--
Common shares issued for net cash proceeds from a public offering	5,250,000	5	4,679	--	--	--	--	4,684
Cumulative translation adjustment	--	--	--	--	(22)	--	--	(22)
Net loss	--	--	--	--	--	(7,763)	(7)	(7,770)

Balance - September 30, 2015	25,118,648	$25	$57,673	$(666)	$(40)	$(28,404)	$(1,603)	$26,985

The accompanying notes are an integral part of these financial statements.

SYSOREX GLOBAL HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended
	September 30,
	2015	2014
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(7,770)	$(5,834)

Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	446	196
Amortization of intangible assets	2,938	2,020
Stock based compensation	885	1,279
Amortization of deferred financing costs	23	--
Change in fair value of shares to be issued	(157)	--
Compensation expense, note receivable related party	90	--
Provision for doubtful accounts	32	--
Other	(13)	(3)

Changes in operating assets and liabilities:
Accounts receivable and other receivables	(1,098)	253
Inventory	41	(103)
Other current assets	(266)	--
Prepaid licenses and maintenance contracts	(255)	(1,916)
Other assets	67	(707)
Accounts payable	751	(2,691)
Accrued liabilities	143	(1,312)
Deferred revenue	339	2,426
Other liabilities	(88)	--
Total Adjustments	3,878	(558)

Net Cash Used in Operating Activities	(3,892)	(6,392)

Cash Flows Used in Investing Activities
Purchase of property and equipment	(254)	(311)
Proceeds from the sale of marketable securities	--	125
Investment in capitalized software	(618)	(210)
Cash paid for LightMiner	(19)	--
Loans and advances to other parties	--	(1,040)
Repayment of loans and advances to other parties	--	1,000
Acquisitions, net of cash acquired	--	(9,395)
Change in restricted cash	--	70
Net Cash Flows Used in Investing Activities	(891)	(9,761)

Cash Flows from Financing Activities
Advances from the line of credit	923	--
Repayment of term loan	(597)	--
Advances from term loan	2,000	--
Net proceeds from issuance of common stock	4,684	18,695
Net proceeds from employee stock options exercises	--	13
Repayment of notes payable	(71)	--
Advance to related party	1	--
Repayment of borrowings	--	(1,919)

Net Cash Provided by Financing Activities	6,940	16,789

Effect of Foreign Exchange Rate on Changes on Cash	(22)	(11)

Net Increase in Cash and Cash Equivalents	2,135	625

Cash and Cash Equivalents - Beginning of period	3,228	2,104

Cash and Cash Equivalents - End of period	$5,363	$2,729

Supplemental Disclosure of cash flow information:
Cash paid for:
Interest	$317	$239
Income taxes	$--	$35

Supplemental disclosures for non-cash operating, investing and financing activities:
Acquisition of AirPatrol:
Assumption of assets other than cash in acquisitions	$--	$682
Assumption of liabilities in acquisitions	$--	$1,811
Issuance of common stock in acquisitions	$--	$10,178
Acquisition of LightMiner:
Assumption of assets other than cash (property & equipment)	$225	$--
Assumption of assets - developed technology and export license	$3,461	$--

The accompanying notes are an integral part of these financial statements.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

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

Liquidity

As of September 30, 2015, the Company has a working capital deficiency of approximately $4.9 million. For the nine months ended September 30, 2015, the Company incurred a net loss of approximately $7.8 million and utilized cash in operations of approximately $3.9 million.

On May 4, 2015 but effective as of April 29, 2015, the Company amended its bank line of credit to increase the credit limit to $10 million and provide for a second term loan of up to $2 million of which $167,000 was used to pay off the balance of the initial term loan. Additionally, Sysorex was awarded two large IDIQ (indefinite delivery/indefinite quantity) government vehicles as a prime contractor in April 2015. While the Company believes that it will be successful in securing task orders under the contracts and will generate revenue, there are no assurances that any task orders under the contracts will ultimately be awarded to the Company.  The Company also sold 5,250,000 shares of its common stock at a price of $1.00 per share on September 25, 2015. After deducting underwriting discounts and commissions and offering expenses, the net proceeds from the offering were approximately $4.7 million.

The Company’s capital resources as of September 30, 2015, increased bank facility, net proceeds from the September 25, 2015 offering, higher margin business line expansion and recent contract awards are expected to be sufficient to fund planned operations during the next twelve months. The Company also has an effective registration statement on Form S-3 which will allow it to raise additional capital from the sale of its securities, subject to certain limitations for registrants with a market capitalization of less than $75 million.  The information in these condensed consolidated financial statements concerning the Company’s Form S-3 registration statement does not constitute an offer of any securities for sale. If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months, the Company may need to curtail certain aspects of its expansion activities or consider other means of obtaining additional financing, although there is no guarantee that any such additional financing would be available to the Company.

Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the Company’s operations for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015.  These interim condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and footnotes for the years ended December 31, 2014 and 2013 included in the Form 10-K filed with the Securities and Exchange Commission on March 27, 2015.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

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

Inventory

Inventory is stated at the lower of cost or market utilizing the first-in, first-out method. The Company continually analyzes its slow-moving, excess and obsolete inventories.  Based on historical and projected sales volumes and anticipated selling prices, the Company establishes reserves.  If the Company does not meet its sales expectations, these reserves are increased.  Products that are determined to be obsolete are written down to net realizable value.  As of September 30, 2015 and 2014, the Company deemed any such allowance nominal.

Revenue Recognition

The Company provides IT solutions and services to customers with revenues currently derived primarily from the sale of third-party hardware and software products, software, assurance, licenses and other consulting services, including maintenance services and recognizes revenue once the following four criteria are met: (1) persuasive evidence of an arrangement exists, (2) the price is fixed and determinable, (3) shipment (software and hardware) or fulfillment (maintenance) has occurred, and (4) there is reasonable assurance of collection of the sales proceeds (the “Revenue Recognition Criteria”). In addition, the Company also records revenues in accordance with Accounting Standards Codification (“ASC”) Topic 605-45 “Principal Agent Consideration” (“ASC 605-45”). The Company evaluates the sales of products and services on a case by case basis to determine whether the transaction should be recorded gross or net, including, but not limited to, assessing whether or not the Company: 1) is the primary obligor in the transaction; 2) has inventory risk with respect to the products and/or services sold; 3) has latitude in pricing; and 4) changes the product or performs part of the services sold. The Company evaluates whether revenues received from the sale of hardware and software products, licenses, and services, including maintenance and professional consulting services, should be recognized on a gross or net basis on a transaction by transaction basis. As of September 30, 2015, the Company has determined that all revenues received should be recognized on a gross basis in accordance with applicable standards.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Note 3 - Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

Cooperative reimbursements from vendors, which are earned and available, are recorded during the period the related transaction has occurred. Cooperative reimbursements are recorded as a reduction of cost of sales in accordance with ASC Topic 605-50 “Accounting by a Customer (including reseller) for Certain Consideration Received from a Vendor.” Provisions for returns are estimated based on historical collections and credit memo analysis for the period.  The Company receives Marketing Development Funds (MDF) from vendors based on quarterly or annual sales performance to promote the marketing of vendor products and services. The Company must file claims with vendors for these cooperative reimbursements by providing invoices and receipts for marketing expenses. Reimbursements are recorded as a reduction of marketing expenses and other applicable selling general and administrative expenses ratably over the period in which the expenses are expected to occur.

The Company also enters into sales transactions whereby customer orders contain multiple deliverables, and reports its multiple deliverable arrangements under ASC 605-25 “Revenue Arrangements with Multiple Deliverables” (“ASC-605-25”). These multiple deliverable arrangements primarily consist of the following deliverables: the Company’s design, configuration, installation, integration, warranty/maintenance and consulting services; and third-party computer hardware, software and warranty maintenance services. In situations where the Company bundles all or a portion of the separate elements, Vendor Specific Objective Evidence (“VSOE”) is determined based on prices when sold separately.  For the three months ended September 30, 2015 and 2014 revenues recognized as a result of customer contracts requiring the delivery of multiple elements was $7.4 million and $8.0 million, respectively.  For the nine months ended September 30, 2015 and 2014 revenues recognized as a result of customer contracts requiring the delivery of multiple elements was $24.3 million and $32.6 million, respectively.

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

Maintenance and Professional Services Revenue Recognition

With respect to sales of our maintenance, consulting and other service agreements including our digital advertising and electronic services, the Revenue Recognition Criteria is met once the service has been provided. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. The fixed rate includes direct labor, indirect expenses, and profits. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. Anticipated losses are recognized as soon as they become known. For the three and nine months ended September 30, 2015 and 2014, the Company did not incur any such losses. These amounts are based on known and estimated factors. Revenues from time and material or firm fixed price long-term and short-term contracts are derived principally with various United States Government agencies and commercial customers.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

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

The Company incurred stock-based compensation charges, net of estimated forfeitures of $391,000 and $435,000 for the three months ended September 30, 2015 and 2014 and $885,000 and $1,279,000 for the nine month period ended September 30, 2015 and 2014, respectively.  The following table summarizes the nature of such charges for the years then ended (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Compensation and related benefits	$293	$294	$605	$711
Professional and legal fees	98	141	280	228
Acquisition transaction costs	--	--	--	340
Totals	$391	$435	$885	$1,279

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

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

The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the nine months ended September 30, 2015 and 2014:

	For the Nine Months Ended September 30,
	2015	2014
Options	4,345,596	2,481,158
Warrants	511,262	511,262
Shares accrued but not issued	35,715	35,715

Totals	4,892,573	3,028,135

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Note 4 - Acquisition of AirPatrol Corporation

On December 20, 2013, the Company entered into an Agreement of Plan and Merger (the “AirPatrol Agreement”) to acquire 100% of the capital stock of AirPatrol, a provider of mobile cyber-security and location-based services solutions, for a purchase price equal to (a) $10.0 million in cash, subject to certain adjustments, allocated to and among certain creditors, payees and holders of AirPatrol’s issued and outstanding capital stock and (b) 2 million shares (after giving effect to a reverse stock split) of the Company common stock, of which it was agreed that 800,000 shares would be held in escrow for one year, as security to satisfy any indemnity claims that may be owed by the former AirPatrol stockholders to the Company (the “AirPatrol Merger Consideration”). The AirPatrol Merger Consideration also included an earn-out, half of the value of which was to be in stock and the other half in cash (unless otherwise agreed or required pursuant to the AirPatrol Merger Agreement) payable to the former stockholders of AirPatrol in 2015 in accordance with the following formula: if for the five quarter period ending March 31, 2015, AirPatrol Net Income meets or exceeds $3.5 million, the Company agreed to pay to the former AirPatrol stockholders an earn-out payment equal to two times AirPatrol Net Income, provided that the total earn-out payment could not exceed $10.0 million.

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

The total recorded purchase price for the transaction was $19.7 million which consisted of $9.5 million cash paid and $10.2 million for the value of stock. The Company evaluated the fair value of the contingent earn out liability and deemed it more likely than not that nothing would be owed. The Company is in current negotiations with the shareholder representative of AirPatrol regarding the 800,000 shares in the holdback escrow. 478,099 of the holdback shares have been authorized to be released to the AirPatrol security holders, 7,500 shares have been released to the Company for cancellation and the distribution of the remaining 314,401 shares is still under discussion.

The following unaudited proforma financial information presents the consolidated results of operations of the Company and AirPatrol for the nine months ended September 30, 2014, as if the acquisition had occurred on January 1, 2014 instead of on April 16, 2014. The proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.

(in thousands except share amounts)	For the Nine Months Ended September 30,
2014
Revenues	$48,023
Net Loss Attributable to Common Shareholder	$(6,737)
Weighted Average Number of Common Shares Outstanding, basic and diluted	19,447,988
Loss per common share – Basic and Diluted	$(0.35)

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Note 5 - LightMiner Systems, Inc. Asset Acquisition

On April 24, 2015, in accordance with the terms and conditions of an Asset Purchase Agreement (the “APA”), the Company completed the acquisition of substantially all of the assets of LightMiner Systems, Inc. (“LightMiner”), which is in the business of developing and commercializing in-memory SQL databases for manipulation (the “Acquisition”). At closing, the Company paid $19,000 in cash to the owner (the “Owner”) of approximately 19% of LightMiner’s outstanding securities prior to closing and agreed to issue to LightMiner or its designees upon the one year anniversary of the closing (the “First Anniversary”), shares of the Company’s common stock in an amount equal to the quotient of (A) $3,200,000 (the “Purchase Price”) divided by (B) the Sysorex Weighted Average Price (as defined below) as of the fifth trading day prior to the First Anniversary (the “Seller Stock Consideration”), less a hold back of Seller Stock Consideration having an aggregate value of $567,150, as determined by the Sysorex Weighted Average Price, for the purpose of satisfying indemnification obligations of LightMiner. The Sysorex Weighted Average Price means the volume-weighted daily average of the price of the Company’s Common Stock for the twenty (20) trading days immediately prior to the date of determination; however, the price may not be less than $2.00 per share.

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

The total recorded purchase price for the transaction was $3,705,000 which consisted of the cash paid of $19,000 and $3,686,000 representing the value of the stock to be issued upon the one year anniversary of the closing.

Assets Acquired (in thousands):

Fixed Assets	$225
Export License	14
Developed Technology	3,466

Total Purchase Price	$3,705

The final valuation of the assets and purchase price allocation of LightMiner has not been completed as of this reporting period. Consequently, the purchase price was preliminarily allocated based upon the asset amounts in LightMiner’s accounting records with the excess classified to intangible assets. These amounts are subject to revision upon the completion of formal studies which will occur during the fourth quarter of 2015.

Operations of LightMiner during the three and nine months ended September 30, 2015 and 2014 were nominal. Therefore the impact on the unaudited proforma financial information for the consolidated results of operations of the Company and LightMiner for those periods had the acquisition occurred on January 1, 2014 instead of on April 24, 2015 would have been immaterial and therefore have not been presented.

Note 6 - IronSky Investment

In October 2013, the Company loaned $130,000 to IronSky Corporation, a company in the field of cyber security solutions, to support its operations in accordance with the terms of a Secured Promissory Note (“IronSky Note”). During 2014, the Company also had $190,000 of accounts receivable from IronSky. As of December 31, 2014, the Company determined that it would accept the collateral securing the IronSky Note in lieu of a cash payment of the IronSky Note and the accounts receivable owed and has deemed the amounts owed as an investment in the business of IronSky. On January 22, 2015, IronSky and the Company entered into an Agreement and Consent to Surrender of Collateral whereby IronSky irrevocably assigned and transferred all rights, title, ownership and interests in and to the collateral in full satisfaction of the Secured Indebtedness. Preliminary information is not yet available and the Company plans to operate the business within its Sysorex Mobile, IoT & Big Data Products Segment. However, such operations since January 22, 2015 have been minimal.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Note 7 - Notes and Other Receivables

Notes and other receivables at September 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Notes receivable	$900	$900
Other receivables	611	394
Total Notes and Other Receivables	$1,511	$1,294

Note Receivable

On July 17, 2014, the Company loaned $900,000 to a third party pursuant to the terms of a promissory note. The promissory note’s extended due date is December 31, 2015. The promissory note accrues interest at a rate of 8% per annum.

Other Receivables

Other receivables primarily consist of receivables for cooperative reimbursements from vendors; marketing development funds from vendors; and revenue earned under contracts in advance of billings.

Note Receivable, Related Party

Notes receivable from related parties were $0 and $90,000 on September 30, 2015 and December 31, 2014, respectively. On June 19, 2014, AirPatrol loaned $90,000 to a related party pursuant to the terms of a promissory note. The promissory note was due December 19, 2015 and bore interest at a rate of 0.33% per annum. The note receivable was converted to compensation during the nine months ended September 30, 2015.

Note 8 - Inventory

Inventory at September 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$71	$401
Work in process	7	113
Finished goods	491	96
Total Inventory	$569	$610

Note 9 - Due from Related Parties

Non-interest bearing amounts due on demand from a related party are $666,000 as of September 30, 2015 and December 31, 2014 and consist primarily of amounts due from Sysorex Consulting, Inc.  As Sysorex Consulting, Inc. is a direct shareholder of, and an investor in, the Company, the amounts due from Sysorex Consulting, Inc. as of September 30, 2015 and December 31, 2014 are classified as a reduction of stockholders' equity.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Note 10 - Deferred Revenue

Deferred revenue as of September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015	December 31, 2014
Deferred Revenue, Current
Maintenance agreements	$8,849	$8,321
Services	328	368
Total Deferred Revenue, Current	9,177	8,689

Deferred Revenue, Non-Current
Maintenance agreements	7,032	7,181

Total Deferred Revenue	$16,209	$15,870

The fair value of the deferred revenue approximates the services to be rendered.

Note 11 - Debt

Debt as of September 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Short-Term Debt
Advances payable	$722	$722
Notes payable	70	423
Revolving line of credit	4,820	3,898
Term loan	667	375
Total Short-Term Debt	$6,279	$5,418

Long-Term Debt
Notes payable	$382	$100
Term loan, non-current portion	1,111	--
Total Long-Term Debt	$1,493	$100

Advances Payable

During the year ended December 31, 2011, a judgment in the amount of $936,000 was levied against Sysorex Arabia LLC in favor of Creative Edge, Inc. in connection with amounts advanced for operations.  Of that amount, $214,000 has been repaid leaving a balance of $722,000 of which $515,000 will be paid through a surety bond and the remaining $207,000 has been accrued as advances payable by Sysorex Arabia as of September 30, 2015 and December 31, 2014.

Revolving Line of Credit and Term Loan

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

On October 7, 2015, the Company, and certain of its wholly-owned subsidiaries (collectively, the “Borrowers”), entered into Amendment 5 (the “Amendment”), effective as of September 30, 2015, to the BFA, with Western Alliance Bank, as successor in interest to Bridge Bank, N.A. Pursuant to Amendment 5, the original lender, Bridge Bank, N.A., was replaced by Western Alliance Bank, as successor in interest to Bridge Bank, N.A. and the lender under the Agreement. The Amendment also amended certain financial covenants of the Borrowers required by the Agreement. All other terms remained the same.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Note 12 – Equity Raise

On September 25, 2015, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with B. Riley & Co., LLC, as representative of the several underwriters named therein (the “Underwriters”), relating to the issuance and sale of 5,250,000 shares of the Company common stock, par value $0.001 per share. The price to the public in this offering was $1.00 per share. Under the terms of the Underwriting Agreement, the Company also granted the Underwriters an option, exercisable for 30 days from the closing date, to purchase up to an additional 787,500 shares at the public offering price. The offering was made pursuant to the Company’s registration statement on Form S-3 (Registration Statement No. 333-204159) filed with the Securities and Exchange Commission and declared effective May 28, 2015 and a related prospectus supplement filed with the Securities and Exchange Commission.

The offering closed September 30, 2015. After deducting underwriting discounts and commissions and offering expenses, the net proceeds from the offering were approximately $4.7 million.  We intend to use the net proceeds from the offering for general corporate purposes, which may include business development activities, capital expenditures, working capital and general and administrative expenses.

Note 13 - Common Stock

During the nine months ended September 30, 2015, the Company issued 167,525 shares of common stock for services which were fully vested upon the date of grant. The Company recorded an expense of $280,000 for the fair value of those shares.

Note 14 - Stock Options

During the three months ended March 31, 2015, the Company granted options for the purchase of 236,500 shares of common stock to employees of the Company. These options vest pro-rata over 48 months and have a life of ten years and an exercise price of $1.56 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the award was $162,000. The fair value of the common stock as of the grant date was determined to be $1.56 per share.

During the three months ended June 30, 2015, the Company granted options for the purchase of 650,500 shares of common stock to employees of the Company. These options vest pro-rata over 48 months and have a life of ten years and an exercise price that ranged from $2.14 to $2.32 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the awards was $654,000. The fair value of the common stock as of the grant date was determined to range from $2.14 to $2.32 per share.

During the three months ended September 30, 2015, the Company granted options for the purchase of 1,357,938 shares of common stock to employees of the Company. These options vest pro-rata over 48 months and have a life of ten years and an exercise price that ranged from $1.58 to $1.75 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the awards was $1,243,000. The fair value of the common stock as of the grant date was determined to range from $1.58 to $1.75 per share.

As of September 30, 2015, the fair value of non-vested options totaled $3,764,000 which will be amortized to expense over the weighted average remaining term of 1.76 years.

The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option-pricing model.  Key weighted-average assumptions used to apply this pricing model during the three months ended September 30, 2015 and 2014 were as follows:

	September 30, 2015	September 30, 2014
Risk-free interest rate	1.93 – 2.02%	2.62 - 2.82%
Expected life of option grants	7 years	7 years
Expected volatility of underlying stock	51.4%	39.0%
Dividends Assumption	$ --	$ --

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Note 15 - Credit Risk and Concentrations

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

The Company maintains cash deposits with financial institutions, which, from time to time, may exceed federally insured limits. Cash is also maintained at a foreign financial institution for its majority-owned subsidiary. Cash in foreign financial institutions as of September 30, 2015 and December 31, 2014 was immaterial. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash.

The following table sets forth the percentages of revenue derived by the Company from those customers which accounted for at least 10% of revenues during the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	$	%	$	%
Customer A	12,047	26%	--	--
Customer B	5,641	12%	5,810	12%

The following table sets forth the percentages of revenue derived by the Company from those customers which accounted for at least 10% of revenues during the three months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
	$	%	$	%
Customer A	3,037	20%	1,759	12%
Customer B	1,510	10%	5,196	36%

As of September 30, 2015, Customer A represented approximately 11%, and Customer B represented approximately 8% of total accounts receivable. As of September 30, 2014, Customer A represented approximately 9%, and Customer B represented approximately 8% of total accounts receivable.

As of September 30, 2015, one vendor represented approximately 54% of total gross accounts payable. Purchases from this vendor during the three months ended September 30, 2015 were $5 million. Purchases from this vendor during the nine months ended September 30, 2015 were $17.7 million.  As of September 30, 2014, one vendor represented approximately 43% of total gross accounts payable. Purchases from this vendor during the three months ended September 30, 2014 were $4.7 million. Purchases from this vendor during the nine months ended September 30, 2014 were $18.9 million.

For the three months ended September 30, 2015, one vendor represented approximately 61% of total purchases. For the nine months ended September 30, 2015, two vendors represented approximately 62% and 11% of total purchases. For the three months ended September 30, 2014, two vendors represented approximately 42% and 25% of total purchases. For the nine months ended September 30, 2014, three vendors represented approximately 51%, 17% and 12% of total purchases.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Note 16 - Segment Reporting and Foreign Operations

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

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Note 16 - Segment Reporting and Foreign Operations (continued)

The following tables present key financial information of the Company's reportable segments before unallocated corporate expenses (in thousands):

	Mobile, IoT & Big Data Products	Storage and Computing	SaaS Revenues	Professional Services	Consolidated

Three Months Ended September 30, 2015:

Net revenues	$487	$10,321	$871	$3,195	$14,874
Cost of net revenues	$(183)	$(8,432)	$(192)	$(1,679)	$(10,486)
Gross profit	$304	$1,889	$679	$1,516	$4,388
Gross margin %	62%	18%	78%	47%	30%
Depreciation and amortization	$47	$36	$64	$1	$148
Amortization of intangibles	$728	$192	$136	$--	$1,056

Three Months Ended September 30, 2014:

Net revenues	$480	$10,532	$988	$2,283	$14,283
Cost of net revenues	$(128)	$(8,519)	$(195)	$(1,166)	$(10,008)
Gross profit	$352	$2,013	$793	$1,117	$4,275
Gross margin %	73%	19%	80%	49%	30%
Depreciation and amortization	$32	$30	$7	$1	$70
Amortization of intangibles	$114	$193	$136	$--	$443

Nine Months Ended September 30, 2015:

Net revenues	$862	$33,970	$2,831	$9,031	$46,694
Cost of net revenues	$(377)	$(27,261)	$(620)	$(4,305)	$(32,563)
Gross profit	$485	$6,709	$2,211	$4,726	$14,131
Gross margin %	56%	20%	78%	52%	30%
Depreciation and amortization	$102	$98	$70	$2	$272
Amortization of intangibles	$1,954	$576	$408	$--	$2,938

Nine Months Ended September 30, 2014:

Net revenues	$1,586	$36,737	$2,968	$6,457	$47,748
Cost of net revenues	$(252)	$(29,250)	$(596)	$(3,344)	$(33,442)
Gross profit	$1,334	$7,487	$2,372	$3,113	$14,306
Gross margin %	84%	20%	80%	48%	30%
Depreciation and amortization	$63	$96	$25	$12	$196
Amortization of intangibles	$1,035	$577	$408	$--	$2,020

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Note 16 - Segment Reporting and Foreign Operations (continued)

Reconciliation of reportable segments’ combined income from operations to the consolidated loss before income taxes is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Income from operations of reportable segments	$4,388	$4,275	$14,131	$14,306
Unallocated operating expenses	(7,511)	(6,736)	(21,757)	(19,831)
Interest expense	(120)	(95)	(340)	(307)
Other income (expense)	71	7	196	33
Consolidated loss before income taxes	$(3,172)	$(2,549)	$(7,770)	$(5,799)

The Company’s operations are located primarily in the United States, Canada and Saudi Arabia. Revenues by geographic area are attributed by country of domicile of our subsidiaries. The financial data by geographic area are as follows (in thousands):

	United		Saudi
	States	Canada	Arabia	Eliminations	Total
Three Months Ended September 30, 2015:
Revenues by geographic area	$14,862	$12	$--	$--	$14,874
Operating loss by geographic area	$(2,835)	$(280)	$(8)	$--	$(3,123)
Net income (loss) by geographic area	$(2,884)	$(280)	$(8)	$--	$(3,172)

Three Months Ended September 30, 2014:
Revenues by geographic area	$14,280	$3	$--	$--	$14,283
Operating loss by geographic area	$(2,131)	$(320)	$(10)	$--	$(2,461)
Net loss by geographic area	$(2,219)	$(320)	$(10)	$--	$(2,549)

Nine Months Ended September 30, 2015:
Revenues by geographic area	$46,664	$30	$--	$--	$46,694
Operating loss by geographic area	$(6,830)	$(772)	$(24)	$--	$(7,626)
Net loss by geographic area	$(6,984)	$(772)	$(14)	$--	$(7,770)

Nine Months Ended September 30, 2014:
Revenues by geographic area	$47,738	$10	$--	$--	$47,748
Operating loss by geographic area	$(4,767)	$(550)	$(208)	$--	$(5,525)
Net loss by geographic area	$(5,076)	$(550)	$(208)	$--	$(5,834)

As of September 30, 2015:
Identifiable assets by geographic area	$65,640	$341	$772	$--	$66,753
Long lived assets by geographic area	$33,588	$31	$--	$--	$33,619

As of December 31, 2014:
Identifiable assets by geographic area	$61,149	$133	$778	$--	$62,060
Long lived assets by geographic area	$32,398	$30	$--	$--	$32,428

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Note 17 - Commitments and Contingencies

Litigation

Certain conditions may exist as of the date the consolidated financial statements are issued which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company, or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

During the year ended December 31, 2011, a judgment in the amount of $936,000 was levied against Sysorex Arabia LLC in favor of Creative Edge, Inc. in connection with amounts advanced for operations.  Of that amount, $214,000 has been repaid, $515,000 will be paid through a surety bond, and the remaining $207,000 has been accrued as advances payable on the consolidated balance sheet by Sysorex Arabia as of September 30, 2015 and December 31, 2014, respectively.  There was no effect upon the statement of operations in connection with this transaction.

Contingent Consideration

Under the terms of the Lilien Asset Purchase Agreement, the Company is liable for the payment of additional cash consideration to the extent that the recipients of the 3,000,000 shares of the Company's common stock referred to above receive less than $6.0 million from the sale of those shares, less customary commissions, on or before March 20, 2015. This obligation expired on March 31, 2015 with no payment from the Company required.

Under the terms of the AirPatrol Agreement and Plan of Merger (the “AirPatrol Agreement”), the AirPatrol Merger Consideration also includes an earn-out, half of the value of which shall be in stock and the other half in cash (unless otherwise agreed or required pursuant to the AirPatrol Agreement) payable to the former stockholders of AirPatrol in 2015 in accordance with the following formula: if for the five quarter period ending March 31, 2015, AirPatrol Net Income meets or exceeds $3.5 million, the Company shall pay to the former AirPatrol stockholders an earn-out payment equal to two times AirPatrol Net Income, provided that the total earn-out payment shall not exceed $10,000,000. AirPatrol did not meet or exceed the required threshold and nothing is owed for the earn-out.

SYSOREX GLOBAL HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Note 18 - Subsequent Events

Common Stock

Subsequent to September 30, 2015 the Company issued 20,000 shares of common stock pursuant to the Company’s equity incentive plan under the terms of director services agreements which were fully vested upon the date of grant. The Company recorded an expense of $20,000 for the value of those shares.

Subsequent to September 30, 2015 the Company issued 143,000 shares of common stock for services which were fully vested upon the date of grant. The Company recorded an expense of $143,000 for the value of those shares.

Options

Subsequent to September 30, 2015 the Company granted options for the purchase of 250,000 shares of common stock to an employee of the Company. These options vest at the rate of 25% at each anniversary of the grant date and have a life of 10 years and an exercise price of $0.99 per share. The Company valued the stock options using the Black-Scholes option valuation model. The fair value of the award was determined to be $131,000.

Subsequent to September 30, 2015 the Company granted options for the purchase of 20,000 shares of common stock to consultants of the Company. These options were 100% vested upon grant, have a life of 10 years and an exercise price of $0.93 per share. The Company valued the stock options using the Black Scholes valuation model. The fair value of the award was determined to be $9,800.

Subsequent to September 30, 2015 the Company granted options for the purchase of 101,500 shares of common stock to employees and consultants of the Company. These options vest pro-rata over 48 months have a life of 10 years and an exercise price of $0.70 to $0.82 per share. The Company valued the stock options using the Black Scholes valuation model. The fair value of the award was determined to be $40,600.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statement Notice

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”). In addition to historical information, this discussion and analysis here and throughout this Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements, due to a number of factors, including but not limited to, risks described in the section entitled “Risk Factors.” (Unless otherwise stated or the context otherwise requires, the terms “Sysorex” “we,” “us,” “our” and the “Company” refer collectively to Sysorex Global Holdings Corp. and its wholly-owned subsidiaries.)

Except where indicated, all share and per share data in this section, as well as the consolidated financial statements, reflect the reverse stock split effected on April 8, 2014.

Overview of Our Business

Sysorex provides data analytics and indoor-location based solutions and services to commercial and government customers worldwide. We have developed a new kind of discovery platform that blends data from traditional software and network systems with the growing universe of mobile and Internet-connected things. In doing so, we have created a high velocity, secure and scalable platform that we believe allows customers to evaluate their most complex business issues, helping them to compete successfully in their respective markets. Our analytics products provide turnkey vertical solutions from ETL (extract, transform, load) to BI (business intelligence) to the final visualization of the data. These solutions are available on-premise or in the Cloud.

Our LightMiner product line has two patents pending. LightMiner Studio is an in-memory, real-time, data analysis system designed to perform very large, highly complex and extremely difficult calculations using off-the-shelf hardware and memory. It supports both traditional SQL-based business intelligence and analytics applications as well as a host of integrated statistical, machine learning and artificial intelligence algorithms allowing it to provide supercomputer-like performance at competitive prices. LightMiner is at the core of our analytics platform and can be used for machine-to-machine (M2M) analytics; consumer analytics; predictive analytics; security; and other data analysis projects. LightMiner fully integrates with our AirPatrol product and, in our opinion, the combined offering is a valuable addition to for the Internet of Things (IoT) market.

Sysorex also provides supporting products and services including enterprise computing and storage, virtualization, business continuity, data migration, custom application development, networking and information technology business consulting services. These allow Sysorex to offer turnkey solutions when requested by customers.

Revenues from our storage and computing segment are primarily driven by purchase orders that are received on a monthly basis. During the nine months ended September 30, 2015 approximately 27% of such revenues are based on recurring contracts that range from one to five years for warranty and maintenance support. For these contracts, the customer is invoiced one time and pays Sysorex upfront for the full term of the warranty and maintenance contract. Revenue from these contracts is determinable ratably over the contract period with the unearned revenue recorded as deferred revenue and amortized over the contract period.

Our Software-as-a-service (SaaS) contracts are typically performed for periods of one or more years. Sysorex SaaS products include its Shoom product line for the media and entertainment vertical, cloud based analytics services and other related services.

Our mobile, IoT and data analytics products segment includes our AirPatrol product line and will include sales of our LightMiner product. Sales are expected to grow for AirPatrol products as we expand our offering away from government customers to commercial companies. Sales cycles proved to be longer than we expected in 2015. The long sales cycles result from customer related issues such as budget and procurement processes but also because customers found additional use-cases for the products and requested further evaluations.

Recent Events

LightMiner Systems, Inc. Asset Acquisition

On April 24, 2015, the Company completed an acquisition of substantially all of the assets of LightMiner Systems, Inc. (“LightMiner”), which is in the business of developing and commercializing in-memory SQL databases for manipulation (the “Acquisition”). At closing, the Company paid $19,000 in cash to Chris Baskett, owner of approximately 19% of LightMiner’s outstanding securities prior to closing (the “Owner”), and agreed to issue to LightMiner or its designees upon the one year anniversary of the closing (the “First Anniversary”), shares of the Company’s common stock in an amount equal to the quotient of (A) $3,200,000 (the “Purchase Price”) divided by (B) the Sysorex Weighted Average Price (as defined below) as of the fifth trading day prior to the First Anniversary (the “Seller Stock Consideration”), less a hold back of Seller Stock Consideration having an aggregate value of $567,150, as determined by the Sysorex Weighted Average Price, for the purpose of satisfying indemnification obligations of LightMiner. The Sysorex Weighted Average Price means the volume-weighted daily average of the price of the Company’s Common Stock for the twenty (20) trading days immediately prior to the date of determination; however, the price may not be less than $2.00 per share.

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

Bridge Bank Financing Agreement Amendment

On May 4, 2015, the Company and its subsidiaries, entered into amendment number four (the “Fourth Amendment”) to that certain business financing agreement, dated March 15, 2013, as amended (the “Agreement”), with Bridge Bank, N.A. (the “Lender”) to (i) increase the revolving line of credit from $6,000,000 to $10,000,000 (the “Credit Facility”), (ii) add the Company, and its other subsidiaries, Sysorex Federal, Inc., Shoom, Inc., and AirPatrol Corporation, as Borrowers (as defined in the Agreement) under the Credit Facility; and (iii) extend a new term loan to the Borrowers in the amount of $2,000,000 (the “New Term Advance”) of which $167,000 was used to pay off the initial term loan. The effective date of the Fourth Amendment was April 29, 2015. The maturity dates of the Revolving Advances (as defined in the Agreement) and the New Term Advance have been extended to April 29, 2017 and April 29, 2018, respectively.

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

On October 7, 2015, the Company, and certain of its wholly-owned subsidiaries (collectively, the “Borrowers”), entered into amendment number five (the “Fifth Amendment”), effective as of September 30, 2015, to the Agreement, with Western Alliance Bank, as successor in interest to Bridge Bank, N.A. Pursuant to the Fifth Amendment, the original Lender, Bridge Bank, N.A., was replaced by Western Alliance Bank, as the Lender under the Agreement. The Amendment also amended certain financial covenants of the Borrowers required by the Agreement.

September 2015 Public Offering

On September 25, 2015, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with B. Riley & Co., LLC, as representative of the several underwriters named therein (the “Underwriters”), relating to the issuance and sale of 5,250,000 shares of the Company common stock, par value $0.001 per share. The price to the public in this offering was $1.00 per share. Under the terms of the Underwriting Agreement, the Company also granted the Underwriters an option exercisable for 30 days from the closing date to purchase up to an additional 787,500 shares at the public offering price. The offering was made pursuant to the Company’s registration statement on Form S-3 (Registration Statement No. 333-204159) filed with the Securities and Exchange Commission and declared effective May 28, 2015 and a related prospectus supplement filed with the Securities and Exchange Commission.

The offering closed September 30, 2015. After deducting underwriting discounts and commissions and offering expenses, the net proceeds from the offering were approximately $4.7 million. We intend to use the net proceeds from the offering for general corporate purposes, which may include business development activities, capital expenditures, working capital and general and administrative expenses.

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

We recognize revenue when the following criteria are met (1) persuasive evidence of an arrangement exists, (2) shipment (software and hardware) or fulfillment (maintenance) has occurred and applicable services have been rendered, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured. Generally, these criteria are met upon shipment to customers with respect to the sales of hardware and software products. With respect to our maintenance and other service agreements, this criteria is met once the service has been provided. Revenue from the sales of our services on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. We recognize revenue for sales of all services on a fixed fee ratably over the term of the arrangement as such services are provided. The Company evaluates whether the revenues it receives from the sale of hardware and software products, licenses, and services, including maintenance and professional consulting services should be recognized on a gross or net basis on a transaction-by-transaction basis. We maintain primary responsibility for the materials and procedures utilized to service our customers, even in connection with the sale of third party-products and maintenance services, as we are responsible for the fulfillment and acceptability of the products and services purchased by our customers. In addition, the nature of the products sold to our customers are such that they need configuration in order to be utilized properly for the purposes intended by the customer and therefore we assume certain responsibility for product staging, configuration, installation, modification, and integration with other client systems, or retain general inventory risk upon customer return or rejection. Our customers rely on us to develop the appropriate solutions and specifications applicable to their specific systems and then integrate any such required products or services into their systems. As described above, we are responsible for the day-to-day maintenance and warranty services provided in connection with all of our existing customer relationships, whether such services are ultimately provided directly by the Company and its employees or by the applicable third party service provider. As of the date of this filing, after an evaluation of all of our existing customer relationships, we have concluded that we are the primary obligor to all of our existing customers and therefore recognize all revenues on a gross basis.

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

When assessing the recoverability of our long-lived assets, which include property and equipment and finite-lived intangible assets, we make assumptions regarding estimated future cash flows and other factors. Some of these assumptions involve a high degree of judgment and also bear a significant impact on the assessment conclusions. Included among these assumptions are estimating undiscounted future cash flows, including the projection of comparable sales, operating expenses, capital requirements for maintaining property and equipment and residual value of asset groups. We formulate estimates from historical experience and assumptions of future performance, based on business plans and forecasts, recent economic and business trends, and competitive conditions. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge. Based on our evaluation we did not record a charge for impairment for the three and nine months ended September 30, 2015 and 2014.

We evaluate the remaining useful lives of long-lived assets and identifiable intangible assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. Such events or circumstances may include (but are not limited to): the effects of obsolescence, demand, competition, and/or other economic factors including the stability of the industry in which we operate, known technological advances, legislative actions, or changes in the regulatory environment. If the estimated remaining useful lives change, the remaining carrying amount of the long-lived assets and identifiable intangible assets would be amortized prospectively over that revised remaining useful life. We have determined that there were no events or circumstances during the three and nine months ended September 30, 2015 or 2014, which would indicate a revision to the remaining amortization period related to any of our long-lived assets. Accordingly, we believe that the current estimated useful lives of long-lived assets reflect the period over which they are expected to contribute to future cash flows and are therefore deemed appropriate.

Goodwill and Indefinite-lived Assets

We have recorded goodwill and other indefinite-lived assets in connection with our acquisitions of Lilien, Shoom, AirPatrol and LightMiner. Goodwill, which represents the excess of acquisition cost over the fair value of the net tangible and intangible assets of the acquired company, is not amortized. Indefinite-lived intangible assets are stated at fair value as of the date acquired in a business combination. Our goodwill balance and other assets with indefinite lives are evaluated for potential impairment during the fourth quarter of each year and in certain other circumstances. The evaluation of impairment involves comparing the current fair value of the business to the recorded value, including goodwill. To determine the fair value of the business, we utilize both the “income approach”, which is based on estimates of future net cash flows and the “market approach”, which observes transactional evidence involving similar businesses. There was no goodwill impairment for the three and nine months ended September 30, 2015 or 2014.

Deferred Income Taxes

In accordance with ASC 740 “Income Taxes” (“ASC 740”), management routinely evaluates the likelihood of the realization of its income tax benefits and the recognition of its deferred tax assets. In evaluating the need for any valuation allowance, management will assess whether it is more likely than not that some portion, or all, of the deferred tax asset may not be realized. Ultimately, the realization of deferred tax assets is dependent upon the generation of future taxable income during those periods in which temporary differences become deductible and/or tax credits and tax loss carry-forwards can be utilized. In performing its analyses, management considers both positive and negative evidence including historical financial performance, previous earnings patterns, future earnings forecasts, tax planning strategies, economic and business trends and the potential realization of net operating loss carry-forwards within a reasonable timeframe. To this end, management considered (i) that we have had historical losses in the prior years and cannot anticipate generating a sufficient level of future profits in order to realize the benefits of our deferred tax asset; (ii) tax planning strategies; and (iii) the adequacy of future income as of and for the three and nine months ended September 30, 2015, based upon certain economic conditions and historical losses through September 30, 2015. After consideration of these factors, management deemed it appropriate to establish a full valuation allowance.

A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax filings that do not meet these recognition and measurement standards. For the three and nine months ended September 30, 2015 and 2014, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the three and nine months ended September 30, 2015 and 2014.

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

As of September 30, 2015 and December 31, 2014, allowance for credit losses included a general allowance of $586,000 and $535,000, respectively, due to the aging of the items greater than 120 days outstanding and other potential non-collections.

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

The principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:

	Three Months ended September 30,
	2015	2014
Risk-free interest rate	1.93 – 2.02%	2.62 - 2.82%
Expected life of option grants	7 years	7 years
Expected volatility of underlying stock	51.4%	39.0%
Dividends	$ --	$ --

The Company issued the following options and warrants during the nine months ended September 30, 2015:

Date	Options/ Warrants Granted	Exercise Price	Black Sholes Value of Option	Fair Value of Common Stock per Share
2/12/2015	236,500	$1.56	$162,000	$1.56
4/17/2015	500,000	$2.32	$507,000	$2.32
4/21/2015	50,500	$2.14	$48,000	$2.14
4/24/2015	100,000	$2.25	$99,000	$2.25
8/05/2015	960,938	$1.75	$906,000	$1.75
9/10/2015	397,000	$1.58	$337,000	$1.58

The Company issued the following shares of common stock as compensation during the nine months ended September 30, 2015:

Date	Common Shares Issued	Fair Value of Common Stock per share	Fair Value of Common Stock Issued
1/26/2015	7,895	$1.42	$11,000
1/27/2015	56,250	$1.60	$90,000
1/30/2015	20,000	$1.50	$30,000
4/21/2015	15,000	$2.14	$32,000
5/01/2015	5,000	$2.23	$11,000
5/26/2015	3,968	$1.89	$8,000
7/24/2015	20,000	$1.80	$36,000
9/09/2015	29,412	$1.58	$46,000
9/09/2015	10,000	$1.58	$16,000

Operating Segments

The Company operates in the following business segments as follows:

●	Sysorex Mobile, IoT & Big Data Products: These products currently include our AirPatrol product line (location-based security and marketing platform for wireless and cellular devices that can detect, monitor and manage the content and behavior of smartphones, tablets and other mobile devices based on their location and user); on-premise big data appliance product (Light Miner Studio “LMS”) and will include future Sysorex owned products.

●	Storage and Computing: This segment includes third party hardware, software and related maintenance/warranty products and services that Sysorex resells. It includes but is not limited to products for enterprise computing; storage; virtualization; networking; etc.

●	SaaS Revenues: These are Software-as-a-Services (SaaS) or Internet based hosted services including the Shoom product line and cloud based big data analytics services (based on our LMS product) and other data science services; analytics services for AirPatrol products and other managed services on a SaaS basis.

●	Professional Services: These are general IT services including but not limited to: custom application/software design; architecture and development; project management; C4I system consulting; strategic outsourcing; staff augmentation; data center design and operations services; data migration services and other non-SaaS services.

Rounding

All dollar amounts in this section have been rounded to the nearest thousand.

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

The following table sets forth selected unaudited consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	Three Months ended
	September 30, 2015		September 30, 2014
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	% Change

Product Revenues	$10,706	72%	$10,957	77%	(2%)
Services Revenues	$4,168	28%	$3,326	23%	25%
Cost of net revenues - Products	$8,601	58%	$8,620	60%	0%
Cost of net revenues - Services	$1,885	13%	$1,388	10%	36%
Gross profit	$4,388	30%	$4,275	30%	3%
Operating expenses	$7,511	50%	$6,736	47%	12%
Loss from operations	$(3,123)	(21%)	$(2,461)	(17%)	27%
Net loss	$(3,172)	(21%)	$(2,549)	(18%)	24%
Net loss attributable to common stockholders	$(3,168)	(21%)	$(2,543)	(18%)	25%

Net Revenues

Net revenues for the three months ended September 30, 2015 were $14.9 million compared to $14.3 million for the comparable period in the prior year. The $600,000 increase in revenues, or approximately 4.2%, was primarily attributable to an increase in Professional Services revenue. For the three months ended September 30, 2015, Sysorex Mobile, IoT & Big Data Products revenue was $487,000 compared to $480,000 for the prior year period. Storage and Computing revenue was $10.3 million for the three months ended September 30, 2015, and $10.5 million for the prior year period. SaaS Revenues was $871,000 during the three months ended September 30, 2015 and $988,000 during the prior year period. Professional Services Revenue was $3.2 million during the three months ended September 30, 2015 and $2.3 million during the prior year period. The increase in Professional Services Revenue was due to a large services contract was awarded to us during 2015.

Cost of Net Revenues

Cost of net revenues for the three months ended September 30, 2015 was $10.5 million compared to $10 million for the prior year period. This increase of $500,000, or approximately 4.8%, was primarily attributable to additional Professional Services cost of goods sold due to the higher revenues in that category. Sysorex Mobile, IoT & Big Data Products cost of net revenues was $183,000 for the three months ended September 30, 2015 as compared to $128,000 for the prior period. Storage and Computing cost of net revenues was $8.4 million for the three months ended September 30, 2015, and $8.5 million for the prior year period. SaaS Revenues cost of net revenues was $192,000 during the three months ended September 30, 2015 and $195,000 during the prior year period. Professional Services cost of net revenues was $1.7 million during the three months ended September 30, 2015 and $1.2 million during the prior year period.

The gross profit margins for the three months ended September 30, 2015 and 2014 were 30%. Sysorex Mobile, IoT & Big Data Products gross margins for the three months ended September 30, 2015 and 2014 were 62% and 73%, respectively. Gross margins for the Storage and Computing segment for the three months ended September 30, 2015 and 2014 were 18% and 19%, respectively. Gross margins for SaaS Revenues for the three months ended September 30, 2015 and 2014 were 78% and 80%, respectively. Gross margins for Professional Services revenues for the three months ended September 30, 2015 and 2014 were 47% and 49%, respectively.

Operating Expenses

Operating expenses for the three months ended September 30, 2015 were $7.5 million compared to $6.7 million for the prior year period. This increase of $800,000 was primarily due to an adjustment of $450,000 to the AirPatrol intangibles amortization during the three months ended September 2014. The reduction in the preliminary contingent earn out liability reduced the fair values of the purchase price allocated to our intangible assets and accordingly reduced the estimated amortization expense recognized for the three months ended September 30, 2014. In addition we incurred $125,000 more in operating expenses and $174,000 more in amortization of intangibles for the LightMiner acquisition during the three months ended September 30, 2015.

Loss from Operations

Loss from operations for the three months ended September 30, 2015 was $3.1 million compared to $2.5 for the prior year period. This increase in loss of $600,000 was primarily due to an adjustment of $450,000 to the AirPatrol intangibles amortization during the three months ended September 2014. The reduction in the preliminary contingent earn out liability reduced the fair values of the purchase price allocated to our intangible assets and accordingly reduced the estimated amortization expense recognized for the three months ended September 30, 2014. In addition we incurred $125,000 more in operating expenses, $174,000 more in amortization of intangibles for the LightMiner acquisition offset by $113,000 more in gross margin from Professional Services sales during the three months ended September 30, 2015.

Other Income/Expense

Net other income/expense for the three months ended September 30, 2015 and 2014 were ($49,000) and ($88,000), respectively.

Provision for Income Taxes

There was no provision for income taxes for the three months ended September 30, 2015 and 2014. Deferred tax assets resulting from such losses are fully reserved as of September 30, 2015 and 2014 since, at present, we have no history of taxable income and it is more likely than not that such assets will not be realized.

Net Loss Attributable to Non-Controlling Interest

Net loss attributable to non-controlling interest for the three months ended September 30, 2015 was $4,000 compared to a net loss of $6,000 for the prior year period. This decrease of $2,000 was attributable to the decrease in losses for Sysorex Arabia and was not material.

Net Loss Attributable To Common Stockholders

Net loss attributable to common stockholders for the three months ended September 30, 2015 was $3.2 million compared to $2.5 for the prior year period. This increase in net loss of $700,000 was attributable to the changes discussed above.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

The following table sets forth selected unaudited consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	Nine Months ended
	September 30, 2015		September 30, 2014
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	% Change

Product Revenues	$34,637	74%	$38,208	80%	(9%)
Services Revenues	$12,057	26%	$9,540	20%	26%
Cost of net revenues - Products	$27,601	59%	$29,374	62%	(6%)
Cost of net revenues - Services	$4,962	11%	$4,068	9%	22%
Gross profit	$14,131	30%	$14,306	30%	(1%)
Operating expenses	$21,757	47%	$19,831	42%	10%
Loss from operations	$(7,626)	(16%)	$(5,525)	(12%)	38%
Net loss	$(7,770)	(17%)	$(5,834)	(12%)	33%
Net loss attributable to common stockholders	$(7,763)	(17%)	$(5,730)	(12%)	35%

Net Revenues

Net revenues for the nine months ended September 30, 2015 were $46.7 million compared to $47.7 million for the comparable period in the prior year. The $1 million decrease in revenues, or approximately 2.1%, was primarily attributable to lower Storage and Computing Revenues and lower Mobile, IoT & Big Data Products Revenues offset by higher Professional Services Revenues. For the nine months ended September 30, 2015, Sysorex Mobile, IoT & Big Data Products revenue was $862,000 compared to $1.6 million for the prior year period. The decline in this segment is because the AirPatrol product line is in its early stage of customer adoption and therefore revenues will fluctuate from quarter to quarter. Storage and Computing revenue was $34 million for the nine months ended September 30, 2015, and $36.7 million for the prior year period. SaaS Revenue was $2.8 million during the nine months ended September 30, 2015 and $3 million during the nine months ended September 30, 2014. Professional Services Revenue was $9 million during the nine months ended September 30, 2015 and $6.5 million during the prior year period.

Cost of Net Revenues

Cost of net revenues for the nine months ended September 30, 2015 was $32.6 million compared to $33.4 million for the prior year period. This decrease of $800,000, or approximately 2.4%, was primarily attributable to lower Storage and Computing cost of goods due to lower Storage and Computing revenues offset by higher Professional Services cost of revenues due to higher Professional Services revenues. Sysorex Mobile, IoT & Big Data Products cost of net revenues was $377,000 for the nine months ended September 30, 2015 as compared to $252,000 for the prior period. Storage and Computing cost of net revenues was $27.3 million for the nine months ended September 30, 2015, and $29.3 million for the prior year period. SaaS Revenues cost of net revenues was $620,000 during the nine months ended September 30, 2015 and $596,000 during the prior year period. Professional Services cost of net revenues was $4.3 million during the nine months ended September 30, 2015 and $3.3 million during the prior year period.

The gross profit margins for the nine months ended September 30, 2015 and 2014 were 30%. Sysorex Mobile, IoT & Big Data Products gross margins for the nine months ended September 30, 2015 and 2014 were 56% and 84%, respectively. For the nine months ended September 30, 2015, Mobile, IoT & Big Data Products margin was lower primarily due to the write off of obsolete inventory in the first quarter of 2015. Gross margins for the Storage and Computing segment for the nine months ended September 30, 2015 and 2014 were 20%. Gross margins for SaaS Revenues for the nine months ended September 30, 2015 and 2014 were 78% and 80%, respectively. Gross margins for Professional Services revenues for the nine months ended September 30, 2015 and 2014 were 52% and 48%, respectively.

Operating Expenses

Operating expenses for the nine months ended September 30, 2015 were $21.8 million compared to $19.8 million for the prior year period. This increase of $2 million was primarily attributable to the inclusion of AirPatrol’s operating expenses for a full nine months during 2015 as compared to five and one-half months in 2014 as AirPatrol was acquired in April 2014 and due to an adjustment of $450,000 to the AirPatrol intangibles amortization during the nine months ended September 2014. The reduction in the preliminary contingent earn out liability reduced the fair values of the purchase price allocated to our intangible assets and accordingly reduced the estimated amortization expense recognized for the nine months ended September 30, 2014.

Loss from Operations

Loss from operations for the nine months ended September 30, 2015 was $7.6 million compared to $5.5 for the prior year period. This increase of $2.1 million was primarily attributable to the inclusion of AirPatrol’s operating expenses for a full nine months during 2015 as compared to five and one-half months in 2014 as AirPatrol was acquired in April 2014 and due to an adjustment of $450,000 to the AirPatrol intangibles amortization during the nine months ended September 2014 as discussed above.

Other Expense

Other expenses for the nine months ended September 30, 2015 and 2014 were $144,000 and $274,000, respectively.

Provision for Income Taxes

There was no provision for income taxes for the nine months ended September 30, 2015. The $35,000 provision for income taxes in the nine months ended September 30, 2014 is attributable to estimated federal alternative minimum tax paid during the period. Deferred tax assets resulting from such losses are fully reserved as of September 30, 2015 and 2014 since, at present, we have no history of taxable income and it is more likely than not that such assets will not be realized.

Net Loss Attributable to Non-Controlling Interest

Net loss attributable to non-controlling interest for the nine months ended September 30, 2015 was $7,000 compared to a net loss of $104,000 for the prior year period. This decrease of $97,000 was attributable to the decrease in losses for Sysorex Arabia and was not material to the Company’s overall results of operations.

Net Loss Attributable To Common Stockholders

Net loss attributable to common stockholders for the nine months ended September 30, 2015 was $7.8 million compared to $5.7 for the prior year period. This increase in net loss of $2.1 million was attributable to the changes discussed above.

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

Adjusted EBITDA for the three months ended September 30, 2015 was a loss of $1,464,000 compared to a loss of $1,501,000 for the prior year period. Adjusted EBITDA for the nine months ended September 30, 2015 was a loss of $2,765,000 compared to a loss of $994,000 for the prior year period.

The following table presents a reconciliation of net income/loss attributable to stockholders of Sysorex Global Holdings Corp., which is our GAAP operating performance measure, to Adjusted EBITDA for the fiscal quarters ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss attributable to common stockholders	$(3,168)	$(2,543)	$(7,763)	$(5,730)
Adjustments:
Non-recurring one-time charges:
Acquisition transaction/financing costs	13	--	200	855
Stock-based compensation – acquisition costs	--	--	--	340
Costs associated with public offering	6	--	39	45
Other - severance costs	--	--	307	--
Change in the fair value of shares to be issued	(69)	--	(157)	--
Stock-based compensation – compensation and related benefits	391	434	885	938
Interest expense	120	95	340	307
Taxes	--	--	--	35
Depreciation and amortization	1,243	513	3,384	2,216
Adjusted EBITDA	$(1,464)	$(1,501)	$(2,765)	$(994)

We rely on Adjusted EBITDA, which is a non-GAAP financial measure for the following:

●	To review and assess the operating performance of our Company as permitted by Accounting Standards Codification Topic 280, Segment Reporting;

●	To compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	As a basis for allocating resources to various projects;

●	As a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	To evaluate internally the performance of our personnel.

We have presented Adjusted EBITDA above because we believe it conveys useful information to investors regarding our operating results. We believe it provides an additional way for investors to view our operations, when considered with both our GAAP results and the reconciliation to net income (loss). By including this information we can provide investors with a more complete understanding of our business. Specifically, we present Adjusted EBITDA as supplemental disclosure because of the following:

●	We believe Adjusted EBITDA is a useful tool for investors to assess the operating performance of our business without the effect of interest, income taxes, and other non-operating expenses as well as depreciation and amortization which are non-cash expenses;

●	We believe that it is useful to provide investors with a standard operating metric used by management to evaluate our operating performance; and

●	We believe that the use of Adjusted EBITDA is helpful to compare our results to other companies.

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

Proforma Non-GAAP Net Loss per Share

Basic and diluted net loss per share for the three months ended September 30, 2015 was ($0.16) compared to ($0.13) for the prior year period. Basic and diluted net loss per share for the nine months ended September 30, 2015 was ($0.39) compared to ($0.33) for the prior year period. These decreases were attributable to the changes discussed in our results of operations.

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

Proforma non-GAAP net loss per basic and diluted common share for the three months ended September 30, 2015 was ($0.09) compared to ($0.08) for the prior year period. Proforma non-GAAP net loss per basic and diluted common share for the nine months ended September 30, 2015 was ($0.18) compared to ($0.09) for the prior year period.

The following table presents a reconciliation of net loss per basic and diluted share, which is our GAAP operating performance measure, to proforma non-GAAP net loss per share for the periods reflected:

(thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss attributable to common stockholders	$(3,168)	$(2,543)	$(7,763)	$(5,730)
Adjustments:
Non-recurring one-time charges:
Acquisition transaction/financing costs	13	--	200	855
Stock-based compensation – acquisition costs	--	--	--	340
Costs associated with public offering	6	--	39	45
Other – severance costs	--	--	307	--
Change in the fair value of shares to be issued	(69)	--	(157)	--
Stock-based compensation – compensation and related benefits	391	434	885	938
Amortization of intangibles	1,056	443	2,938	2,020
Proforma non-GAAP net loss	$(1,771)	$(1,666)	$(3,551)	$(1,532)
Proforma non-GAAP net loss per basic and diluted common share	$(0.09)	$(0.08)	$(0.18)	$(0.09)
Weighted average basic and diluted common shares outstanding	19,833,000	19,624,332	19,802,035	17,592,883

We rely on proforma non-GAAP net loss per share, which is a non-GAAP financial measure:

●	To review and assess the operating performance of our Company as permitted by Accounting Standards Codification Topic 280, Segment Reporting;

●	To compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	As a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	To evaluate internally the performance of our personnel.

We have presented proforma non-GAAP net loss per share above because we believe it conveys useful information to investors regarding our operating results. We believe it provides an additional way for investors to view our operations, when considered with both our GAAP results and the reconciliation to net income (loss), and that by including this information we can provide investors with a more complete understanding of our business. Specifically, we present proforma non-GAAP net loss per share as supplemental disclosure because:

●	We believe proforma non-GAAP net loss per share is a useful tool for investors to assess the operating performance of our business without the effect of non-cash items including stock based compensation, amortization of intangibles and one time charges including acquisition costs, costs associated with the public offering, severance costs and changes in the fair value of shares to be issued.

●	We believe that it is useful to provide investors with a standard operating metric used by management to evaluate our operating performance; and

●	We believe that the use of proforma non-GAAP net loss per share is helpful to compare our results to other companies.

Liquidity and Capital Resources as of September 30, 2015 Compared With September 30, 2014

The Company’s net cash flows used in operating, investing and financing activities for the nine months ended September 30, 2015 and 2014 and certain balances as of the end of those periods are as follows (in thousands):

(thousands, except per share data)	Nine Months ended September 30,
	2015	2014
Net cash used in operating activities	$(3,892)	$(6,392)
Net cash used in investing activities	(891)	(9,761)
Net cash provided by financing activities	6,940	16,789
Effect of foreign exchange rate changes on cash	(22)	(11)
Net increase in cash	$2,135	$625

	September 30, 2015	December 31, 2014

Cash and cash equivalents	$5,363	$3,228
Working capital (deficit)	$(4,886)	$(2,813)

Operating Activities:

Net cash used in operating activities during the nine months ended September 30, 2015 and 2014 were $3.9 million and $6.4 million, respectively. Net cash used in operating activities during the nine months ended September 30, 2015 consisted of the following (in thousands):

Net loss	$(7,770)
Non-cash income and expenses	4,244
Net change in operating assets and liabilities	(366)
Net cash used in operating activities	$(3,892)

The non-cash income and expenses of $4.2 million consisted primarily of (in thousands):

$446	Depreciation and amortization expense
2,938	Amortization of intangibles primarily attributable to the Lilien, Shoom, AirPatrol and LightMiner operations, which were acquired effective March 1, 2013, August 31, 2013, April 16, 2014 and April 24, 2015, respectively.
885	Stock-based compensation expense attributable to warrants and options issued as part of Company operations and prior acquisitions
(25)	Other
$4,244	Total non-cash income and expenses

The net use of cash due to changes in operating assets and liabilities totaled ($366,000) and consisted primarily of the following (in thousands):

$(1,098)	Increase in accounts receivable and other receivables
(255)	Increase in prepaid licenses and maintenance contracts
751	Increase in accounts payable
339	Increase in deferred revenue
55	Decrease in accrued liabilities and other liabilities
(158)	Increase in inventory and other assets
$(366)	Net use of cash in the changes in operating assets and liabilities

Investing Activities:

Net cash used in investing activities during the nine months ended September 30, 2015 was $891,000 compared to net cash used in investing activities of $9.8 million for the prior year period. The net cash used in investing activities during the nine months ended September 30, 2015 was comprised of $254,000 for the purchase of property and equipment, $618,000 investment in capitalized software, and $19,000 paid in connection with the acquisition of assets from LightMiner.

Financing Activities:

Net cash provided by financing activities during the nine months ended September 30, 2015 and 2014 were approximately $6.9 million and $17 million, respectively. The net cash provided by financing activities during the nine months ended September 30, 2015 was comprised primarily of $4.7 million from the net proceeds from the issuance of common stock, $2 million advance from a term loan, $922,000 from the Credit Facility offset by $668,000 repayment to a term loan and other notes payable.

Liquidity and Capital Resources - General:

Our current capital resources and operating results as of September 30, 2015, as described in the preceding paragraphs, consist of:

1)	An overall working capital deficit of $4.9 million;

2)	Cash of $5.4 million;

3)	The Credit Facility for up to $10 million with a maturity date of April 29, 2017 of which $4.8 million is utilized;

4)	A term loan for $2,000,000 with a maturity date of April 29, 2018 of which $1.8 million is utilized; and

5)	Net cash used in operating activities year-to-date of $3.9 million.

We believe our total working capital deficit of $4.9 million does not represent a severe impediment to our operations and growth when its principal components are separately identified and analyzed and the growth of our business is taken into account. The breakdown of our overall working capital deficit is as follows (in thousands):

Working Capital	Assets	Liabilities	Net
Cash and cash equivalents	$5,363	$--	$5,363
Accounts receivable, net / accounts payable	9,073	8,219	854
Notes and other receivables	1,511	--	1,511
Prepaid licenses and maintenance contracts / deferred revenue	7,515	9,177	(1,662)
Short-term debt	--	6,279	(6,279)
Acquisition liability – LightMiner (non-cash stock issuance)	--	3,528	(3,528)
Other	2,298	3,443	(1,145)
Total	$25,760	$30,646	$(4,886)

The overall working capital deficit of $4.9 million includes a non-cash $3.5 million liability for the LightMiner Acquisition as the liability will be settled in stock. Accounts receivable exceeds the related accounts payable by $854,000. We do not believe there are material collectability issues with respect to our accounts receivable. Deferred revenue exceeds the related prepaid contracts by $1.7 million and other liabilities exceed other assets by $1.1 million. These deficits are expected to be funded by our anticipated cash flow from operations, as described below, over the next twelve months. We do not believe that the Credit Facility, with a balance of $4.8 million at September 30, 2015, and the current portion of the term loan of $667,000 as of September 30, 2015 will have a material adverse effect on our liquidity in the next twelve months as the Credit Facility principal balance is not due until April 2017.

Net cash used in operating activities during the nine months ended September 30, 2015 of $3.9 million consists of net loss of $7.8 million less non-cash expenses of $4.2 million and net cash used of $366,000 in changes in operating assets and liabilities. We expect net cash from operations to increase during 2015 as:

1)	Our services are growing and becoming a larger part of our sales mix. These services generate gross margins of 50-80% and will be a larger contribution to our cash flow in the future.

2)	Sysorex was awarded two large multiple-award government IDIQ Contracts in 2015 (NASA SEWP and NIH CIO-CS) that enable Sysorex to capture task orders issued by any government agency under these contract vehicles. The Company has captured task orders under the NASA SEWP contract and believes that it will be successful in securing additional task orders under both of these contracts, however there are no assurances that additional task orders under the contracts will ultimately be awarded to the Company. If such task orders are secured, then these contracts will provide the opportunity to increase our revenue and cash flows.

3)	Sysorex is generating revenue from new versions of its AirPatrol product line that will contribute to operating cash flow.

The Company’s capital resources as of September 30, 2015, increased bank facility, net proceeds from the September 25, 2015 offering, higher margin business line expansion and recent contract awards are expected to be sufficient to fund planned operations during the next twelve months. The Company also has an effective registration statement on Form S-3 which will allow it to raise additional capital from the sale of its securities, subject to certain limitations for registrants with a market capitalization of less than $75 million. The information in this Form 10-Q concerning the Company’s Form S-3 registration statement does not constitute an offer of any securities for sale. If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months, the Company may need to curtail certain aspects of its expansion activities or consider other means of obtaining additional financing, although there is no guarantee that any such additional financing would be available to the Company.

Liquidity and Capital Resources - Bridge Bank Financing Agreement

At September 30, 2015, the Company had a $10 million revolving Credit Facility, originally procured from Bridge Bank, N.A. but now with Western Alliance Bank, the successor in interest, of which $4.8 million was outstanding, and with an additional $1.8 million outstanding under a term loan, otherwise referred to herein as the Term Advance. The maturity dates of the Revolving Advances (as defined in the Agreement) and the Term Advance have been extended to April 29, 2017 and April 29, 2018, respectively. Borrowings under the Credit Facility and the Term Advance bear interest at 5.25% per annum.

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

Item 4. Controls and Procedures.

Based on management’s evaluation (with the participation of our Chief Executive Officer (CEO), who is our principal executive officer and our Chief Financial Officer (CFO), who is our principal financial officer), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There are presently no pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors.

We incorporate by reference the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Common Stock

On September 9, 2015, the Company issued 39,412 shares of common stock to certain service providers under the terms of consulting agreements which were fully vested upon date of grant and reflected total consideration of approximately $62,000.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

Thomas Steding, a director, has resigned from the Audit Committee of the Company’s Board of Directors effective November 1, 2015. Mr. Steding has signed an agreement ("Steding Consulting Agreement”) to provide consulting services to the Company subsequent to that date. The services required by the consulting agreement include providing guidance on general management and leadership, cultural practices and reinforcement, marketing strategy and positioning, product development best practice, weekly control practices, executive development, and similar services. The term of the agreement will expire on October 31, 2016, unless extended by the Company. Mr. Steding will be paid $5,000 per month as compensation for his services, will receive an option to purchase 50,000 shares of the Company’s common stock and will be reimbursed, in accordance with the Company’s travel and entertainment policy, expenses incurred by him in providing the services. The right to purchase 1/48th of the option shares will vest for each month of Mr. Steding’s continuous service to the Company, starting on the date the Board of Directors approves the option grant. Mr. Steding will continue to serve on the Company’s Board of Directors, Compensation Committee and Nominating Committee.

Tanveer Khader has been appointed to the Audit Committee effective November 1, 2015.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

3.1(i)	Articles of Incorporation. (1)

3.1(ii)	Certificate of Amendment to the Articles of Incorporation, effective April 8, 2014. (2)

3.2	Bylaws. (1)

10.1	Employment Agreement, effective October 6, 2015, by and between the Company and Kevin Harris. (3)

10.2	Amendment Number Five to Business Financing Agreement, dated October 7, 2015, by and between the Company and certain of its wholly-owned subsidiaries as borrowers and Western Alliance Bank as the lender. (3)

10.3	Consulting Agreement, dated November 12, 2015, by and between the Company and Thomas Steding. *

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.*

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.*

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

101.INS	XBRL Instant Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith
#	Furnished herewith
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-190574) filed with the SEC on August 12, 2013.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2014.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSOREX GLOBAL HOLDINGS CORP.

Dated: November 13, 2015	By:	/s/ Nadir Ali
Nadir Ali
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kevin R. Harris
Kevin R. Harris
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1(i)	Articles of Incorporation. (1)

3.1(ii)	Certificate of Amendment to the Articles of Incorporation, effective April 8, 2014. (2)

3.2	Bylaws. (1)

10.1	Employment Agreement, effective October 6, 2015, by and between the Company and Kevin Harris. (3)

10.2	Amendment Number Five to Business Financing Agreement, dated October 7, 2015, by and between the Company and certain of its wholly-owned subsidiaries as borrowers and Western Alliance Bank as the lender. (3)

10.3	Consulting Agreement, dated November 12, 2015, by and between the Company and Thomas Steding. *

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.*

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.*

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

101.INS	XBRL Instant Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith
#	Furnished herewith
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-190574) filed with the SEC on August 12, 2013.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2014.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2015.

