Form 10-K
period 2015-12-31
Sysorex Global
filed 2016-03-30
CIK 1529113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

As of June 30, 2015, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sale price of the common equity was $20,074,733.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 21, 2016, the issuer has 25,354,863 and 25,116,035 shares of common stock, par value $.001, issued and outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2015.

SYSOREX GLOBAL

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION

CONTAINED IN THIS REPORT

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may,” or other similar expressions in this report. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of anticipated products; and projected expenses and financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	our limited cash and our history of losses;

●	our ability to achieve profitability;

●	our limited combined operating history;

●	emerging competition and rapidly advancing technology in our industry that may outpace our technology;

●	customer demand for the products and services we develop;

●	the impact of competitive or alternative products, technologies and pricing;

●	our ability to manufacture any products we develop;

●	general economic conditions and events and the impact they may have on us and our potential customers;

●	our ability to obtain adequate financing in the future;

●	our ability to continue as a going concern;

●	our success at managing the risks involved in the foregoing items; and

●	other factors discussed in this report.

The forward-looking statements are based upon management’s beliefs and assumptions and are made as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements included in this report. You should not place undue reliance on these forward-looking statements.

PART I

ITEM 1: BUSINESS

(Unless otherwise stated or the context otherwise requires, the terms “Sysorex” “we,” “us,” “our” and the “Company” refers collectively to Sysorex Global , f/k/a Sysorex Global Holdings Corp., and its wholly-owned subsidiaries.)

Introduction

Sysorex provides data analytics and location based solutions and services to commercial and government customers worldwide. We have developed a new kind of discovery platform that blends data from traditional software and network systems with the growing universe of mobile and Internet of Things (IoT). In doing so we have created a high velocity, secure and scalable platform that we believe allows our customers to evaluate their most complex business issues, and compete successfully in their respective markets. Our products are designed to help customers derive real time value by combining both the physical and digital worlds.

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

Industry Overview

Worldwide Big Data Technology and Services market is estimated to grow to $48.6 billion in 2019, representing a compound annual growth rate (“CAGR”) of 23.1% over the period of 2014-2019 (Source: http://www.idc.com/getdoc.jsp?containerId=prUS40560115).

Big Data Analytics market is expected to grow to about $13.9 billion by 2017, at a CAGR of 54.9% from 2012 to 2017 (Source: cloudtimes.org/2013/06/25/hadoop-as-a-service-market-growing/).

The Internet of Things is a Massive Disruptive Force. Growth in “Connected” Devices Leading to Explosive Growth in Data – 20 billion devices growing to 50 billion by 2020-Royal Bank of Canada.

According to a new report by Allied Market Research titled, "Global Mobile Security Market, Solution, Types, OS, Trends, Opportunities, Growth and Forecast, 2013 - 2020", the global Mobile Security Market would reach $34.8 billion by 2020, registering a CAGR of 40.8% during 2014 - 2020.

Worldwide Cybersecurity market estimated at $63.7 billion in 2012 and is projected to grow at an 11.3% CAGR to $120.1 billion by 2017 (Source: Global Cyber Security Market 2013 – 2023, ASD Media Reports).

According to industry sources, Cloud based business analytics and business intelligence is expected to grow from $5.2 billion in 2013 to $16.52 billion in 2018 at a 25.8% CAGR (Source: PRWeb Article - Cloud Analytics Market is Growing at an Estimated CAGR of 25.8% & to Reach $16.52 Billion by 2018 - New Report by Markets and Markets April 2, 2013) .

The U.S. Government spends approximately $80 billion in IT annually and this level of spending is expected to continue at a 3% CAGR, compared with 6% historically in the first decade of the 21st Century (Source: Market Research Media - U.S. Federal IT Market Forecast 2013-2018).

Corporate Structure

In 2015 Sysorex had five operating subsidiaries:  (i) Sysorex Federal, Inc. (100% ownership) (“Sysorex Federal”) and its wholly owned subsidiary Sysorex Government Services, Inc. (“Sysorex Government” or “Sysorex Government Services”) based in Herndon, Virginia, which focuses on the U.S. Federal Government market; (ii) Lilien Systems (100% ownership) (“Lilien”) based in Larkspur, California; (iii) Shoom, Inc. (100% ownership) (“Shoom”) based in Encino, California, (iv) AirPatrol Corporation (100% ownership) (“AirPatrol”) based in Maple Lawn, Maryland and its wholly owned subsidiary AirPatrol Research Corp. based in Coquitlam, British Columbia, and (v) Sysorex Arabia LLC (50.2% ownership) (“Sysorex Arabia”) based in Riyadh, Saudi Arabia. On December 4, 2015, the board of directors of the Company resolved by unanimous written consent to carry out a series of reorganization transactions to streamline the organizational structure of the Company and its direct and indirect subsidiaries. See “Corporate History”.

Effective January 1, 2016 Sysorex has three operating subsidiaries: (i) Sysorex USA (100% ownership) based in Larkspur, California and its wholly-owned subsidiary Sysorex Government based in Herndon, Virginia, which focuses on the U.S. Federal Government market; (ii) Sysorex Canada Corp. based in Coquitlam, British Columbia; and (iii) Sysorex Arabia LLC (50.2% ownership) based in Riyadh, Saudi Arabia (which is contemplated to be dissolved later this year).

These consolidated subsidiaries operate in the following business segments:

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

Mr. Nadir Ali is the President and Chief Executive Officer (“CEO”) of Sysorex and the subsidiaries except for Sysorex Government where he is the sole Director. Ms. Wendy Loundermon is President of Sysorex Government.  Future acquisitions may be operated as separate business units or merged into one of the existing subsidiaries depending on its business focus. Although the subsidiaries are separate legal entities, the Company is structured by function and organized to operate in an integrated fashion as one business.

Corporate History

The Company was formed in Nevada in April 1999, under the name Liquidation Bid, Inc.  It changed its name to Softlead, Inc. on September 9, 2003.

On March 1, 2011 by a majority vote of shareholders at a special meeting, the Company elected to change its name to Sysorex Global Holdings Corp.; effect a 1-for-20 reverse split of its stock; increase the authorized shares to 30,000,000 and acquire the Sysorex operational businesses. On June 2, 2011, the Company effected a 1-for-20 reverse split and changed its name to Sysorex Global Holdings Corp.

On July 29, 2011, the Company acquired all of the stock of the U.S. Federal Government business of Sysorex (Sysorex Federal and its subsidiary Sysorex Government) and 50.2% of the stock of the operating unit of Sysorex engaged in Saudi Arabian Government contracts (Sysorex Arabia, LLC). The acquisition was based on a share exchange, with Sysorex shareholders being issued 14,600,000 restricted common shares of the Company in exchange for stock of the three operating entities.

The Company recapitalized itself by amending its Articles of Incorporation on August 3, 2011 and increased its authorized common stock to 30,000,000 shares, with a par value $0.001 per share, which was approved at the Shareholder Meeting on March 1, 2011. On September 1, 2011, the Board of Directors and the majority shareholders authorized the increase of the authorized shares from 30,000,000 to 40,000,000; however, the filing of the Amendment to the Articles of Incorporation was not filed with the State of Nevada until April, 2012.

On March 20, 2013, the Company completed the acquisition of the assets of Lilien LLC, for an aggregate purchase price of $9,000,000 in accordance with the terms and conditions of an Asset Purchase and Merger Agreement (the “APMA”), effective March 1, 2013.  The purchase price consisted of $3,000,000 in cash and 3,000,000 shares of restricted common stock of Sysorex deemed to have a fair value of $6,000,000, or $2.00 per share, issued to the members of Lilien, LLC (the “Former Lilien Members”) in exchange for all of the outstanding capital stock of Lilien Systems, Inc. (“Lilien” and the “Lilien Acquisition”).  The cash consideration of $3,000,000 was obtained by the Company under a credit facility entered into for the purpose of completing the acquisition.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, the Company contingently guaranteed (the “Guaranty”) to the Former Lilien Members the net sales price of $2.00 per share (as adjusted) for a two year period following the closing, provided the Former Lilien Members complied with the terms and conditions of the lock-up agreement.  At the end of the two-year Guaranty period, the Former Lilien Members had an option within ten days after the Guaranty period to put all, but not less than all, of their unsold shares to the Company, for the price of $2.00 per unsold share.  None of the Former Lilien Members exercised that option.

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

Lilien Systems is based in Larkspur, California and an information technology company, which significantly expanded the Company’s operations providing it a Big Data analytics platform and enterprise infrastructure capabilities. Lilien delivers right-fit information technology solutions that help organizations reach their next level of business advantage. Lilien brings unsurpassed commitment, a highly qualified and educated staff of data scientists and computer engineers, premier technology certifications, key manufacturer partnerships, and business vision to its solutions in enterprise computing and storage, virtualization, business continuity, networking and IT business consulting.  Lilien Systems was renamed Sysorex USA effective January 1, 2016.

Effective upon the completion of the Lilien Acquisition, Geoffrey Lilien, Bret Osborn and Dhruv Gulati were elected to Sysorex Global’s then existing Board of Directors of three persons. Mr. Osborn and Mr. Gulati subsequently resigned as directors; however, they currently serve as the Chief Sales Officer and Executive Vice President, respectively, of Sysorex USA f/k/a Lilien Systems.

Effective August 23, 2013, the Board of Directors and the majority shareholders authorized the increase of the authorized common shares from 40,000,000 to 50,000,000.

Effective August 31, 2013, the Company acquired 100% of the stock of Shoom. Pursuant to an Agreement and Plan of Merger dated as of August 31, 2013, a wholly owned subsidiary of Sysorex was merged with and into Shoom which continued its existence as a wholly-owned subsidiary of Sysorex. Sysorex issued approximately 1,381,000 shares of its common stock to the former shareholders of Shoom, plus their pro rata share of $2,500,000 cash consideration, subject to adjustment based on the Net Worth (as defined in the Agreement of Plan and Merger) of Shoom as of August 31, 2013 compared with $6,038,020, the net worth of Shoom on July 31, 2013. Of this amount, approximately 250,000 shares of Sysorex common stock, plus approximately $500,000 of the cash consideration is being held in escrow for the benefit of the former Shoom stockholders, pro rata, for one year as security to satisfy any claim for indemnity claims, other than tax matters for which there is a seven-year escrow. As of December 31, 2015 all the escrow shares have been released to the former Shoom stockholders and approximately $352,000 remains in the escrow for tax matters to be released pro-rata over the next five years. All of the Company’s 1,381,000 shares issued in the Shoom Acquisition were restricted and subject to lock-up agreements for a six-month period which ended on October 8, 2014. In addition, the Company issued stock options to Shoom employees to purchase an aggregate of 100,000 shares of Sysorex common stock.

Shoom is based in Encino, California and a provider of Cloud based data analytics and enterprise solutions to the media, publishing and entertainment industries. Management believes based on its knowledge of the industry that Shoom is a leading provider of Cloud based data analytics and enterprise solutions to the media, publishing and entertainment industries with approximately 675 active publications in North America. Shoom specializes in providing comprehensive and integrated Internet/intranet based information services and electronic delivery systems to its expanding client base around the world.  Shoom has been in business and providing its Cloud solutions for over 15 years.  Shoom was merged into Sysorex USA effective January 1, 2016.

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

Effective April 18, 2014, the Company acquired 100% of the stock of AirPatrol Corporation, a company in the  mobile cyber-security and location-based services space with leading-edge solutions and proprietary intellectual property (“AirPatrol” and the “AirPatrol Acquisition”), in accordance with the terms and conditions of an Agreement and Plan of Merger (the “Merger Agreement”), dated December 20, 2013, as amended on February 28, 2014 for an aggregate purchase price equal to (a) $10,000,000 in cash, subject to certain adjustments, allocated to and among certain creditors, payees and holders of AirPatrol’s issued and outstanding capital stock and (b) 2,000,000 shares of Company’s common stock, of which 800,000 was held in escrow for one year, as security to satisfy any indemnity claims that may be owed by the AirPatrol shareholders to the Company (the “Merger Consideration”). The Merger Consideration included an earnout, half of the value of which shall be in stock and the other half in cash (unless otherwise agreed or required pursuant to the Merger Agreement) payable to the shareholders of AirPatrol in 2015 in accordance with the following formula: if for the five quarter period ending March 31, 2015, AirPatrol Net Income (as defined in the Merger Agreement) meets or exceeds $3,500,000, the Company shall pay to the AirPatrol shareholders an earnout payment equal to (i) AirPatrol Net Income, divided by $5,000,000, times (ii) $10,000,000, provided that the total earnout payment shall not exceed $10,000,000.

On April 18, 2014, the Company consummated the AirPatrol Acquisition, and on the closing date paid adjusted Merger Consideration of $8,466,258 in cash, and 1,842,809 shares of common stock (800,000 shares of which were deposited into a holdback escrow for indemnity purposes).

On May 30, 2014 the Company and AirPatrol entered into a Waiver and Amendment No. 3 to the Agreement and Plan of Merger (this “Waiver and Amendment”) which was a post-closing waiver and amendment to the Merger Agreement.  The fees of the shareholder representative of AirPatrol, Shareholder Representative Services LLC (the “Representative”) were inadvertently not paid by AirPatrol, and not reflected as an AirPatrol merger expense at the time of closing.  Upon execution and delivery of the Waiver Amendment, the Company paid $37,500, representing the total amount of the engagement fee owed to the Representative.

The total recorded purchase price for the transaction was $19.7 million which consisted of $9.5 million cash paid and $10.2 million for the value of stock. The Company evaluated the fair value of the contingent earn out liability and determined nothing was owed. During 2015 an agreement was reached between the Company and the Representative regarding the 800,000 shares that were deposited in the holdback escrow whereby the sum of 561,172 shares were authorized to be released to the AirPatrol shareholders and 238,828 shares were released to the Company for cancellation.

AirPatrol is a company in the mobile cyber-security and location-based services space with leading-edge solutions and proprietary intellectual property. AirPatrol develops indoor device locationing, monitoring and management technologies for mobile devices operating on WiFi, cellular and wideband RF networks. AirPatrol has two product lines ZoneDefense and ZoneAware. AirPatrol’s products and technologies deliver solutions to address an exploding global location-based mobile security and services (LBS) market estimated to be more than $8.12 billion in 2014 and $39.8 billion by 2019, growing at 37.5% (marketandmarket.com, 2014). It also serves as a location-based services, sales and marketing system. In these cases, the security platform connects to third party apps on a user’s mobile device that provide functions such as location-based offers, discounts and suggestive selling, VIP service functions (for hotels, resorts, casinos, etc.), and location-based information delivery such as mobile-based guided tours of historic sites, points of interest and museums, shopping center maps, building floor plans and so on. AirPatrol has been awarded one patent in 2015 and two patents in 2014 and has 10 patents currently pending world-wide in the areas of context-aware policy management, RF detection, cellular monitoring, end node network applications for mobile devices and related technologies. Customers for the products are big box retailers, healthcare facilities, property managers (malls, shopping centers, etc.), hotels and resorts, gaming operators and government agencies. These products require no app installation for anonymous collection of behavioral data such as traffic flow, entry and exit patterns, length of stay and other business intelligence and analytics functions. AirPatrol was merged into Sysorex USA effective January 1, 2016.

On April 24, 2015, in accordance with the terms and conditions of an Asset Purchase Agreement (the “APA”), the Company completed the acquisition of substantially all of the assets of LightMiner Systems, Inc. (“LightMiner”), which is in the business of developing and commercializing in-memory SQL databases (the “Acquisition”). At closing, the Company paid $19,000 in cash to the owner (the “Owner”) of approximately 19% of LightMiner’s outstanding securities prior to closing and agreed to issue to LightMiner or its designees upon the one year anniversary of the closing (the “First Anniversary”), shares of the Company’s common stock in an amount equal to the quotient of (A) $3,200,000 (the “Purchase Price”) divided by (B) the Sysorex Weighted Average Price (as defined below) as of the fifth trading day prior to the First Anniversary (the “Seller Stock Consideration”), less a hold back of Seller Stock Consideration having an aggregate value of $567,150, as determined by the Sysorex Weighted Average Price, for the purpose of satisfying indemnification obligations of LightMiner. The Sysorex Weighted Average Price means the volume-weighted daily average of the price of the Company’s common stock for the twenty (20) trading days immediately prior to the date of determination; however, the price may not be less than $2.00 per share.

The Company also agreed to issue to the Owner an aggregate of 127,000 restricted shares of common stock (the “Owner Stock Consideration”) with a fair value of $286,000 at the date of closing on the First Anniversary and issue to the Owner an option to purchase up to 100,000 shares of Company’s common stock in accordance with the terms and conditions of the Company’s 2011 Employee Stock Incentive Plan, as amended, pursuant to an at-will employment offer letter. In addition, the Company agreed to issue to another pre-acquisition principal of LightMiner additional shares of the Company’s common stock equal to $200,000 divided by the Sysorex Weighted Average Price; however, the price may not be less than $2.00 per share.

LightMiner is in the business of developing and commercializing in-memory SQL databases. The assets acquired from LightMiner include an in-memory, real-time, data analysis system designed to perform very large, highly complex and extremely difficult calculations using off-the-shelf hardware and memory. It supports both traditional SQL-based business intelligence and analytics applications as well as a host of integrated statistical, machine learning and artificial intelligence algorithms allowing it to provide supercomputer-like performance at competitive prices.

On September 25, 2015, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with B. Riley & Co., LLC, as representative of the several underwriters named therein (the “Underwriters”), relating to the issuance and sale of 5,250,000 shares of the Company’s common stock, par value $0.001 per share. The price to the public in this offering was $1.00 per share. Under the terms of the Underwriting Agreement, the Company also granted the Underwriters an option, exercisable for 30 days from the closing date, to purchase up to an additional 787,500 shares at the public offering price. The offering was made pursuant to the Company’s registration statement on Form S-3 (Registration Statement No. 333-204159) filed with the Securities and Exchange Commission and declared effective May 28, 2015 and a related prospectus supplement filed with the Securities and Exchange Commission. The offering closed September 30, 2015. After deducting underwriting discounts and commissions and offering expenses, the net proceeds from the offering were approximately $4.7 million.

On December 4, 2015 and effective January 1, 2016, the Company’s Board of Directors resolved by unanimous written consent to carry out the following reorganization transactions: (1) statutory mergers of AirPatrol and Shoom with and into Lilien, pursuant to which Lilien is the surviving corporation and changed its name to “Sysorex USA”; and (2) a short-form statutory merger of the Company with a newly-formed wholly-owned Nevada corporation, pursuant to which the Company changed its name to “Sysorex Global”. Immediately prior to the consummation of these mergers, the Company carried out an (i) an assignment from AirPatrol to the Company of all shares of capital stock of AirPatrol Research Corp. (“AirPatrol Research”), pursuant to which AirPatrol Research became a direct subsidiary of the Company; (ii) the amendment of AirPatrol Research’s Notice of Articles to change its name to “Sysorex Canada Corp.”; (iii) the dissolution and winding up of Sysorex Federal, in which Sysorex Federal assigned and transferred all of its assets, including all outstanding shares of capital stock of Sysorex Government, to the Company, and the Company assumed Sysorex Federal’s debts and liabilities; (iv) an assignment from the Company to Lilien of all outstanding shares of capital stock of Sysorex Government, pursuant to which Sysorex Government became a direct subsidiary of Lilien.

Sysorex Products and Services

●	LightMiner Analytics Platform — is an advanced solution for aggregating and mining multi-terabyte Big Data sets in real time for instant insights. Cloud-based so there’s nothing to install and fully scalable to meet even the most demanding business requirements. Sysorex Quick Start analytics modules are available for a variety of industry verticals and applications.

●	Data Science and Advanced Analytics Consulting Services — are backed by our data science and analytics team that develops data driven solutions for the most complex challenges. Our team’s extensive experience and unique strategies allow it to leverage Big Data in new ways to uncover hidden insights and create new business opportunities.

●	AirPatrol for Security (formerly ZoneDefense) - a mobile security and detection product that locates devices operating within a monitored area, determines their compliance with network security policies for that zone, and then can trigger policy modification of device apps and/or features - either directly or via third party mobile device, application and network management tools.

●	AirPatrol for Retail (formerly ZoneAware) - a commercial product for enabling location and/or context-based marketing services and information delivery to mobile devices based on zones as small as 10 feet or as large as a square mile. The monitored areas may include a building, a campus, a mall, and outdoor regions like a downtown. Unlike other mobile locationing technologies, AirPatrol technologies use passive sensors that work over both cellular and WiFi networks and offer device locationing and zone-based app and information delivery accurate to within 10 feet. Additionally, unlike geo-fencing systems, AirPatrol technologies are capable of simultaneously enabling different policies and delivering different apps or information to multiple devices within the same zone based on contexts such as the type of device, the device user and time of day.

●	Shoom Product Line (eTearsheets; eInvoice, AdDelivery, ePaper) - the Shoom products are Cloud based applications and analytics for the Media & Publishing industry. These products also generate critical data analytics for its customers.

●	Enterprise Infrastructure Solutions and Services — help organizations tackle challenges and accelerate business goals by implementing best of breed technology solutions. Sysorex believes its deep expertise in a broad range of infrastructure solutions, from storage and Big Data solutions to converged infrastructure and cyber security, delivers impactful results for its clients.

●	IT Services — from enterprise architecture design to custom application development, Sysorex offers a full scope of information technology development and implementation services. With expertise in a broad range of IT practices including project design and management, systems integration, outsourcing, independent validation and verification, cyber security and more.

Market Size

Worldwide, companies and organizations are expected to spend a combined $3.8 trillion on hardware, software, IT services and telecommunications in 2014 with an approximate 3.1% growth rate over the next five years (Source: Gartner, Inc. January 2014 Forecast.)

Worldwide Big Data Technology and Services market is estimated to grow to $48.6 billion in 2019, representing a compound annual growth rate (“CAGR”) of 23.1% over the period of 2014-2019 (Source: http://www.idc.com/getdoc.jsp?containerId=prUS40560115)

The big data and analytics market will reach $125 billion worldwide in 2015, according to IDC. (Source: http://whatsthebigdata.com/2015/01/02/2015-predictions-for-the-big-data-analytics-market/).

The Internet of Things is a Massive Disruptive Force. Growth in “Connected” Devices Leading to Explosive Growth in Data – 20 billion devices growing to 50 billion by 2020-Royal Bank of Canada.

According to a new report by Allied Market Research titled, "Global Mobile Security Market, Solution, Types, OS, Trends, Opportunities, Growth and Forecast, 2013 - 2020", the global Mobile Security Market would reach $34.8 billion by 2020, registering a CAGR of 40.8% during 2014 - 2020.

The Worldwide Cybersecurity market estimated at $81.4 billion in 2016 due to the inexorable rise of cyber-attacks worldwide.  (Source:https://www.asdreports.com/market-research-report-262240/cyber-security-market-report)

According to industry sources, Cloud based business analytics and business intelligence is expected to grow to $23.1 billion in 2020.  (Source:http://www.marketsandmarkets.com/PressReleases/cloud-based-business-analytics.asp).

Government IT Services and Solutions Market

The U.S. government spends approximately $80 billion on IT annually.  This spending is expected to continue at a 3% growth rate vs. 6% historically because of the government’s budget challenges.  (Source: Market Research Media - U.S. Federal IT Market Forecast 2013-2018.) Security of all forms, especially cyber-security, are significant growth areas (Source: Market Research Media - U.S. Federal Cyber Security Market Forecast 2013-2018) and Sysorex intends to increase its role in this sector.  Sysorex Government is servicing U.S. Government customers in both civilian and defense agencies. Sysorex Government provides a variety of IT solutions and services (custom application development, project management, systems integration, etc.) through its various government contract vehicles including our GSA Schedule, SPAWAR, TEIS-III, SEWP, and others. Sysorex Government serves as a prime and subcontractor depending on the contract. We believe Sysorex Government is also well positioned to win foreign military sales contracts leveraging the Sysorex Group presence overseas.

Through Sysorex Government, the Company enters into various types of contracts with our customers, such as Indefinite Delivery Indefinite Quantity (IDIQ), Cost-Plus-Fixed-Fee (CPFF) Level of Effort (LOE), Cost-Plus-Fixed-Fee (CPFF) Completion, Cost-reimbursement (CR), Firm-Fixed-Price (FFP), Fixed-Price Incentive (FPI) and Time-and-materials (T&M).

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

Sales and Marketing

Sysorex utilizes direct marketing through approximately 47 outside and inside sales representatives, who are compensated with a base salary and some sales positions receive incentive plans such as commission or bonus plans. Sysorex utilizes webinars, conferences, tradeshows and other direct and indirect marketing activities to generate demand for its products and services. Sysorex also has extensive relationships with channel partners to directly engage with customers and to perform the installation services. Sysorex trains its partners and has its own channel/partner managers to support and augment partners as needed.

Sysorex has built a core competency in bidding on government requests for proposals. It utilizes its internal bid and proposal team as well as consultants to prepare the proposal responses for Government clients. Sysorex also uses business development, sales and account management employees or consultants and expects to increase these departments as the Company grows.

Customers

Sysorex has worked with over 1,000 customers company-wide since inception. These customers including federal and international government agencies to enterprise customers in retail, manufacturing, life sciences, bio-tech, high-tech, agriculture, financial services, state and local government, utilities, media & entertainment, telecom and many other verticals. A partial list of recent customers include:

-	Healthnet

-	Gilead Sciences

-	Dow Jones Local Media Group

-	Gannett

-	RockStar Games

-	Hewelett Packard

-	Evault

-	Hawaii Electric

-	Hearst Corporation

-	E&J Gallo Winery

-	U.S. Army

-	U.S. Navy

-	Business Wire

-	Premera Blue Cross

-	City of Seattle

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

Our AirPatrol products compete with WiFi based detection companies such as Aruba, Cisco, Euclid Analytics and other smaller companies. However, these companies can only do WiFi detection and therefore we believe cannot get the accuracy that AirPatrol can. AirPatrol has partnered or replaced some of these types of companies because it offers WiFi, cellular, RFID, blue-tooth, etc. and approximately sub-10-feet in location accuracy.  Mobile device management companies like AirWatch, Mobile Iron and Good Technology have also integrated with AirPatrol instead of developing competing products. MerlinOne and PressTeligence have part of our Shoom products functionality but usually only provide information for the specific customer and not for their competitors or for the industry.

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

Intellectual Property

The Company currently does not have any legally filed trademarks for the name Sysorex. The Company owns trademarks relating to products and services of AirPatrol Corporation, in addition to three patents and ten pending patents world-wide. The awarded patents were issued September 23, 2015, September 23, 2014 and September 16, 2014.Sysorex is investigating a trademark for its name and is actively seeking future acquisitions, which may involve the acquisition of intellectual property.  Management believes that use of the Company’s intellectual property does not infringe upon any rights held by other parties.

Employees

As of March 21, 2016, Sysorex has 127 employees, including 2 part-time employees. This includes 6 officers, 47 sales people, 4 marketing people, 53 technical/engineering people and 17 finance & administration persons. None of our employees are subject to collective bargaining agreements.

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

Risks Related to Our Consolidated Operations

We have recently completed several acquisitions since 2013, including Lilien, Shoom, AirPatrol and LightMiner, which may make it difficult for potential investors to evaluate our future consolidated business.

We completed the Lilien Acquisition on March 20, 2013, the Shoom Acquisition on September 6, 2013, the AirPatrol Acquisition on April 16, 2014 (Effective January 1, 2016, Shoom and AirPatrol were merged into Lilien, which changed its name to Sysorex USA), and the LightMiner acquisition on April 24, 2015. Our limited combined operating history makes it difficult for potential investors to evaluate our business or prospective operations or the merits of an investment in our securities. We are subject to the risks inherent in the financing, expenditures, complications and delays characteristic of a newly combined business. These risks are described below under the risk factor titled “Any future acquisitions that we may make could disrupt our business, cause dilution to our stockholders and harm our business, financial condition or operating results.” In addition, while the former members of Lilien, and the shareholders of Shoom and AirPatrol have indemnified the Company from any undisclosed liabilities there may not be adequate resources to cover such indemnity. Furthermore, there are risks that the vendors, suppliers and customers of these acquired entities may not renew their relationships for which there is no indemnification. Accordingly, our business and success faces risks from uncertainties inherent to developing companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

Our ability to successfully execute our business plan may require additional debt or equity financing, which may otherwise not be available on reasonable terms or at all.

As of December 31, 2015, we had $4.1 million of cash on hand.  On March 15, 2013, we entered into a revolving credit line for up to $5,000,000 from Bridge Bank, N.A. n/k/a Western Alliance Bank, which was increased to $10,000,000 with a $2,000,000 term loan on May 4, 2015.  As of December 31, 2015, the Company owed $8.6 million under its revolving credit line which matures April 29, 2017 and $1.6 million under the term loan which matures April 29, 2018.  According to our business plan we may need additional debt or equity financing. Future financings through equity offerings by us will be dilutive to existing stockholders.  Also, the terms of securities we may issue in future capital transactions may be more favorable to new investors than our current investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities. We may also issue incentive awards under employee equity incentive plans, which may have additional dilutive effects.  We may also be required to recognize non-cash expenses in connection with certain securities we may issue in the future such as convertible notes and warrants, which would adversely impact our financial condition and results of operations. Our ability to obtain needed financing may be impaired by factors, including the condition of the economy and capital markets, both generally and specifically in our industry, and the fact that we are not profitable, which could impact the availability or cost of future financing. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, we may need to reduce our operations accordingly.

Failure to manage or protect growth may be detrimental to our business because our infrastructure may not be adequate for expansion.

The Lilien, Shoom, AirPatrol and LightMiner Acquisitions require a substantial expansion of the Company’s systems, workforce and facilities (Effective January 1, 2016, Shoom and AirPatrol were merged into Lilien, which changed its name to Sysorex USA). We may fail to adequately manage our anticipated future growth. The substantial growth in our operations as a result of the Lilien, Shoom, AirPatrol and LightMiner Acquisitions is expected to place a significant strain on our administrative, financial and operational resources, and increase demands on our management and on our operational and administrative systems, controls and other resources.  For instance Lilien (n/k/a Sysorex USA)’s growth strategy includes broadening its service and product offerings, implementing an aggressive marketing plan and employing leading technologies.  There can be no assurance that our systems, procedures and controls will be adequate to support our operations as they expand.  We cannot assure you that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. As part of this growth, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employee base, and maintain close coordination among our staff. We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing staff and systems.

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

In addition to employees hired from Lilien, Shoom, AirPatrol and LightMiner (who have all become employees of Sysorex USA since January 1, 2016) and any other companies which we may acquire in the future, we anticipate that we will need to expand our employee infrastructure for managerial, operational, financial and other resources at the parent company level.  Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

The reorganization transactions we carried out in 2015 may cause us to be in a technical breach of certain third-party agreements.

In 2015, we carried out a series of reorganization transactions to streamline the organizational structure within the Company and both its direct and indirect subsidiaries. Although these transactions occurred solely within the Company and its subsidiaries, there still may have been an obligation to either provide notice and/or seek consent from certain third parties pursuant to the contracts we have with these parties. We have reviewed and addressed these requirements; however, our failure to comply with any of these notice or consent requirements may have left us in a technical breach, thus possibly subjecting us to potential liabilities or an early termination under the applicable contracts. As of the date of this filing there are no known breaches.

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

We cannot assure you that we will successfully integrate the business of Sysorex USA (combining the businesses of Lilien, Shoom, AirPatrol and LightMiner) or profitably manage any future acquired business. In addition, we cannot assure you that, following any acquisition, our continued business will achieve sales levels, profitability, efficiencies or synergies that justify the acquisition or that the acquisition will result in increased earnings for us in any future period. These factors could have a material adverse effect on our business, financial condition and operating results.

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

If we are unable to comply with certain financial and operating restrictions in our credit facilities, we may be limited in our business activities and access to credit or may default under our credit facilities

Pursuant to our existing credit facility with Bridge Bank, N.A. n/k/a Western Alliance Bank, all of the Company’s and our subsidiaries’ assets, other than excluded and future projects, are secured with our senior lender.  As of December 31, 2015 the Company owed approximately $8.6 million under its revolving line of credit and $1.6 million under a term loan.  Provisions in our credit facilities and debt instruments impose restrictions or require prior approval on our ability, and the ability of certain of our subsidiaries to, among other things:

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

Our sales to our public sector customers are impacted by government spending policies, budget priorities and revenue levels. Although our sales to the federal government are diversified across multiple agencies and departments, they collectively accounted for approximately 12% and 13% of 2015 and 2014 net sales, respectively. An adverse change in government spending policies (including budget cuts at the federal level), budget priorities or revenue levels could cause our public sector customers to reduce their purchases or to terminate or not renew their contracts with us, which could adversely affect our business, results of operations or cash flows.

Our business could be adversely affected by the loss of certain vendor partner relationships and the availability of their products.

We purchase products for resale from vendor partners, which include OEMs, software publishers, and wholesale distributors. For the year ended December 31, 2015, approximately 78% of our revenue was from purchases from vendor partners as defined above. We are authorized by vendor partners to sell all or some of their products via direct marketing activities. Our authorization with each vendor partner is subject to specific terms and conditions regarding such things as sales channel restrictions, product return privileges, price protection policies and purchase discounts.  In the event we were to lose one of our significant vendor partners, our business could be adversely affected.

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

Our Cloud strategy, including our Software as a Service (SaaS), Platform as a Service (PaaS), Infrastructure as a Service (IaaS) and Data as a Service (DaaS) offerings, may adversely affect our revenues and profitability.

We offer customers a full range of consumption models including the deployment of our products via our cloud based SaaS, PaaS, IaaS and DaaS offerings. These business models continue to evolve, and we may not be able to compete effectively, generate significant revenues or maintain the profitability of our cloud offerings. Additionally, the increasing prevalence of cloud and SaaS delivery models offered by us and our competitors may unfavorably impact the pricing of our on-premises enterprise software offerings and our cloud offerings, and has a dampening impact on overall demand for our on-premises software product and service offerings, which could reduce our revenues and profitability, at least in the near-term. If we do not successfully execute our cloud computing strategy or anticipate the cloud computing needs of our customers, our reputation as a cloud services provider could be harmed and our revenues and profitability could decline.

Our cloud offerings are generally purchased by customers on a subscription basis and revenues from these offerings are generally recognized ratably over the term of the subscriptions. The deferred revenue that results from sales of our cloud offerings may prevent any deterioration in sales activity associated with our cloud offerings from becoming immediately observable in our consolidated statement of operations. This is in contrast to revenues associated with our new software licenses arrangements whereby new software licenses revenues are generally recognized in full at the time of delivery of the related software licenses. We incur certain expenses associated with the infrastructures and marketing of our cloud offerings in advance of our ability to recognize the revenues associated with these offerings. As customer demand for our cloud offerings increases, we experience volatility in our reported revenues and operating results due to the differences in timing of revenue recognition between our new software licenses arrangements and cloud offering arrangements.

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

The success of our business depends, in part, on our ability to protect proprietary methods and technologies that we develop under patent and other intellectual property laws of the United States so that we can prevent others from using our inventions and proprietary information.  If Sysorex or our subsidiaries fail to protect intellectual property rights adequately, competitors might gain access to our technology, and our business might be adversely affected. However, defending our intellectual property rights might entail significant expenses. Any patents issued in the future may not provide us with any competitive advantages, and our patent applications may never be granted. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are complex and often uncertain.  Our inability to protect our property rights could adversely affect our financial condition, operating results and growth prospects.

We may not be able to successfully integrate the business and operations of entities that we have acquired or may acquire in the future into our ongoing business operations, which may result in our inability to fully realize the intended benefits of these acquisitions, or may disrupt our current operations, which could have a material adverse effect on our business, financial position and/or results of operations.

We are in the process of integrating the operations of Lilien, AirPatrol, Shoom and LightMiner into Sysorex USA, and this process involves complex operational, technological and personnel-related challenges, which are time-consuming and expensive and may disrupt our ongoing business operations.  Furthermore, integration involves a number of risks, including, but not limited to:

●	difficulties or complications in combining the companies' operations;

●	differences in controls, procedures and policies, regulatory standards and business cultures among the combined companies;

●	the diversion of management's attention from our ongoing core business operations;

●	increased exposure to certain governmental regulations and compliance requirements;

●	the potential loss of key personnel;

●	the potential loss of key customers or suppliers who choose not to do business with the combined business;

●	difficulties or delays in consolidating the acquired companies’ technology platforms, including implementing systems designed to continue to ensure that the Company maintains effective disclosure controls and procedures and internal control over financial reporting for the combined company and enable the Company to continue to comply with U.S. GAAP and applicable U.S. securities laws and regulations;

●	unanticipated costs and other assumed contingent liabilities;

●	difficulty comparing financial reports due to differing financial and/or internal reporting systems;

●	making any necessary modifications to internal financial control standards to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder; and/or

●	possible tax costs or inefficiencies associated with integrating the operations of the combined company.

These factors could cause us to not fully realize the anticipated financial and/or strategic benefits of the previous acquisitions and the recent reorganization, which could have a material adverse effect on our business, financial condition and/or results of operations.

Even if we are able to successfully operate the businesses of Lilien, Shoom, AirPatrol and LightMiner within Sysorex, we may not be able to realize the revenue and other synergies and growth that we anticipate from the previous acquisitions and the recent reorganization in the time frame that we currently expect, and the costs of achieving these benefits may be higher than what we currently expect, because of a number of risks, including, but not limited to:

●	the possibility that the acquisition may not further our business strategy as we expected;

●	the possibility that we may not be able to expand the reach and customer base for the acquired companies current and future products as expected;

●	the possibility that the carrying amounts of goodwill and other purchased intangible assets may not be recoverable; and

As a result of these risks, the acquisitions and integration may not contribute to our earnings as expected, we may not achieve expected revenue synergies or our return on invested capital targets when expected, or at all, and we may not achieve the other anticipated strategic and financial benefits of the acquisitions and the reorganization.

A significant portion of the purchase price for our acquisition of Lilien, Shoom, AirPatrol and LightMiner is allocated to goodwill and intangible assets that are subject to periodic impairment evaluations. An impairment loss could have a material adverse impact on our financial condition and results of operations.

The Company acquired $4.5 million of goodwill and $5.4 million of intangibles assets relating to our acquisition of Lilien, $1.2 million of goodwill and $2.8 million of intangibles assets relating to our acquisition of Shoom, $7.4 million of goodwill and $13.3 million of intangibles assets relating to our acquisition of AirPatrol and $3.5 million of intangible assets relating to our acquisition of LightMiner. As required by current accounting standards, we review intangible assets for impairment either annually or whenever changes in circumstances indicate that the carrying value may not be recoverable.  The risk of impairment to goodwill is higher during the early years following an acquisition. This is because the fair values of these assets align very closely with what we paid to acquire the reporting units to which these assets are assigned. As a result, the difference between the carrying value of the reporting unit and its fair value (typically referred to as “headroom”) is smaller at the time of acquisition.  Until this headroom grows over time, due to business growth or lower carrying value of the reporting unit, a relatively small decrease in reporting unit fair value can trigger impairment charges.  When impairment charges are triggered, they tend to be material due to the size of the assets involved.  Our business would be adversely affected, and impairment of goodwill could be triggered, if any of the following were to occur: higher attrition rates than planned as a result of the competitive environment or our inability to provide products and services that are competitive in the marketplace, lower-than-planned adoption rates by customers, higher-than-expected expense levels to provide services to clients, and changes in our business model that may impact one or more of these variables.

Our acquisitions may expose us to additional liabilities, and insurance and indemnification coverage may not fully protect us from these liabilities.

Upon completion of acquisitions, we may be exposed to unknown or contingent liabilities associated with the acquired entity, and if these liabilities exceed our estimates, our results of operations and financial condition may be materially and negatively affected.

The risks arising with respect to the historic business and operations of Lilien, Shoom, AirPatrol and LightMiner may be different from what we anticipate, which could significantly increase the costs and decrease the benefits of the acquisition and materially and adversely affect our operations going forward.

Although we performed significant financial, legal, technological and business due diligence with respect to Lilien, Shoom, AirPatrol and LightMiner (which have been combined into Sysorex USA), we may not have appreciated, understood or fully anticipated the extent of the risks associated with the acquisitions.  As mentioned above, we have secured indemnification for certain matters from the former equity holders of Lilien, Shoom and AirPatrol in order to mitigate the consequences of breaches of representations, warranties and covenants under the merger agreements and the risks associated with historic operations, including those with respect to compliance with laws, accuracy of financial statements, financial reporting controls and procedures, tax matters and undisclosed liabilities, and certain matters known to us. We believe that the indemnification provisions of the merger agreements, together with the holdback escrow (in the case of AirPatrol, Shoom and LightMiner) and insurance policies that we and Lilien, Shoom and AirPatrol (which all merged into Sysorex USA) have in place will limit the economic consequences of the issues we have identified in our due diligence to acceptable levels. Notwithstanding our exercise of due diligence and risk mitigation strategies, the risks of the acquisition and the costs associated with these risks may be greater than we anticipate. We may not be able to contain or control the costs associated with unanticipated risks or liabilities, which could materially and adversely affect our business, liquidity, capital resources or results of operations.

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

Sysorex Government’s financial performance is dependent on our ability to perform on our U.S. Government contracts, which are subject to termination for convenience, which could harm our results of operations and financial condition.

Sysorex Government’s financial performance is dependent on our performance under our U.S. Government contracts.  The Company’s strategy is to pursue a limited number of relatively large contracts. As a result, prior to the Lilien Acquisition, the Company derived a significant portion of its revenues from a small number of contracts. Government customers have the right to cancel any contract at their convenience. An unanticipated termination of, or reduced purchases under, one of the Company’s major contracts whether due to lack of funding, for convenience or otherwise, or the occurrence of delays, cost overruns and product failures could adversely impact our results of operations and financial condition.  If one of our contracts were terminated for convenience, we would generally be entitled to payments for our allowable costs and would receive some allowance for profit on the work performed. If one of our contracts were terminated for default, we would generally be entitled to payments for our work that has been accepted by the government. A termination arising out of our default could expose us to liability and have a negative impact on our ability to obtain future contracts and orders. Furthermore, on contracts for which we are a subcontractor and not the prime contractor, the U.S. Government could terminate the prime contract for convenience or otherwise, irrespective of our performance as a subcontractor.  The termination or cancellation of U.S. Government contracts, no matter what the reason, could harm our results of operations and financial condition.

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

As of December 31, 2015, Sysorex Arabia had minimal cash and assets being carried at their estimate realized value of approximately $772,000. Sysorex Arabia had an accumulated deficit balance of approximately $1.7 million. Sysorex Arabia is currently without business. Sysorex Arabia also has aging liabilities due to vendors, employees, social insurance payments, and partners amounting to approximately $2.0 million and owes $900,000 to Sysorex Global. This is primarily a result of the OCC Data Center project as revenue and cash-flow projections did not materialize because of delays and its ultimate cancellation.  Sysorex Arabia is working with local suppliers on payment plans.

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

The assets and liabilities of Sysorex Arabia are shown as held for sale as the Company’s management decided to close Saudi Arabia , the business activities of which have been shifted to resellers and strategic partners in the region.

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

As of the date of this filing, our executive officers and directors beneficially own approximately 31% of our shares of common stock on a fully diluted basis.  As a result, our executive officers and directors may be able to:  elect or defeat the election of our directors, amend or prevent amendment to our articles of incorporation or bylaws, effect or prevent a merger, sale of assets or other corporate transaction, and control the outcome of any other matter submitted to the shareholders for vote. Accordingly, our outside stockholders may be unable to influence management and exercise control over our business.

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

In general, a non-affiliated person who has held restricted shares for a period of six months, under Rule 144, may sell into the market our common stock all of their shares, subject to the Company being current in its periodic reports filed with the SEC.  As of March 21, 2016, approximately 16,041,934 shares of common stock of the 25,116,035 shares outstanding were free trading. In our case an affiliate of the Company may sell an amount equal to the greater of 1% of the outstanding shares or the average weekly number of our shares sold in the last four weeks prior to such sale.  Such sales may be repeated once every three months, and any of the restricted shares may be sold by a non-affiliate without any restriction after they have been held six months.

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

In addition, as of December 31, 2015, there were 561,262 shares subject to outstanding warrants, 4,753,049 shares subject to outstanding options (including 625,000 outside of our plan), 15,000 shares accrued as compensation for services but not issued, 1,827,000 shares accrued for the LightMiner acquisition and an additional 2,002,984 shares (as amended) reserved for future issuance under our Amended and Restated 2011 Employee Stock Incentive Plan that will become, or have already become, eligible for sale in the public market to the extent permitted by any applicable vesting requirements, the lock-up agreements and Rules 144 and 701 under the Securities Act.

If we are unable to satisfy the continued listing requirements of The NASDAQ Stock Market, our common stock could be delisted and the price and liquidity of our common stock may be adversely affected.

Our common stock may lose value and our common stock could be delisted from NASDAQ due to several factors or a combination of such factors. While our common stock is currently listed on The NASDAQ Stock Market, there can be no assurance that we will be able to maintain such listing. To maintain the listing of our common stock on The NASDAQ Stock Market, we are required to meet certain listing requirements, including, among others, a requirement to maintain a minimum closing bid price of $1.00 per share. If our common stock trades below the $1.00 minimum closing bid price requirement for 30 consecutive business days or if we do not meet other listing requirements, we may be notified by NASDAQ of non-compliance. On November 30, 2015, we received a notice from Nasdaq, indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we no longer meet the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Notice”).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided a period of 180 calendar days, or until May 30, 2016, in which to regain compliance. In order to regain compliance with the minimum bid price requirement, the closing bid price of our common stock must be at least $1 per share for a minimum of ten consecutive business days during this 180-day period. In the event that we do not regain compliance within this 180-day period, we may be eligible to seek an additional compliance period of 180 calendar days if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and provide written notice to Nasdaq of our intent to cure the deficiency during this second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq Staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq will provide notice to us that our common stock will be subject to delisting.

The Notice does not result in the immediate delisting of the Company’s common stock from the Nasdaq Capital Market. The Company intends to monitor the closing bid price of the Company’s common stock and consider its available options in the event that the closing bid price of the Company’s common stock remains below $1 per share. There can be no assurance that the Company will be able to regain compliance with the minimum bid price requirement or maintain compliance with the other listing requirements. As of the date of this report we have not regained compliance. There can be no assurance that we would pursue a reverse stock split or be able to obtain the approvals necessary to effect a reverse stock split. In addition, there can be no assurance that, following any reverse stock split, the per share trading price of our common stock would remain above $1.00 per share or that we would be able to continue to meet other listing requirements. If our common stock is delisted, market liquidity for our common stock could be severely affected and our stockholders’ ability to sell their shares of our common stock could be limited. A delisting of our common stock from NASDAQ would negatively affect the value of our common stock. A delisting of our common stock could also adversely affect our ability to obtain financing for our operations and could result in the loss of confidence in our company.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

The Company’s executive offices are located at 2479 E. Bayshore Road, Suite 195, Palo Alto, CA 94303; Tel (408) 702-2167. The Company entered into a 64-month lease for the facility commencing in October 2014 at a monthly base rent of $14,000 for approximately 4,377 square feet of office space, which expires January 31, 2020.

Sysorex Government’s office is located at 13800 Coppermine Road, Suite 300, Herndon, VA 20171 under a shared office lease which ends July 2016. Monthly rental is $175.

Sysorex USA’s executive offices (f/k/a Lilien Systems) are located at:

17 E. Sir Francis Drake Blvd., Suite 110 Larkspur, CA 94939. The monthly rental is $22,000 for approximately 6,632 square feet of office space under a lease, which expires on July 31, 2016 with three one-year options to extend.

6345 Balboa Boulevard, Suite 247, Encino, CA 91316.  The monthly rental is currently $10,780 for approximately 5,986 square feet of office space under a lease, which expires on July 31, 2017 with a five-year option to extend. We pay the landlord a pro rata share of 11.9196% for operating costs.

8171 Maple Lawn Blvd., Suite 310, Maple Lawn, MD 20759.  The monthly rental is currently $14,000 under a lease, which expires December 31, 2018 with a five-year option to extend.  We pay the landlord a pro rata share of 6.10% for operating costs. This office space is currently being subleased for $10,767 per month through December 31, 2018.

Sysorex USA’s sales offices are located at:

841 Bishop Street, Suite 2208, Honolulu, HI 96813. The monthly base rental is currently $2,000 under a lease, which expires on August 31, 2016.

11235 SE 6th Street, Suite 155, Bellevue, WA 98804. The monthly base rental is currently $6,000 under a lease, which expires on April 30, 2018.

10260 SW Greenburg Road, 4th Floor, Portland, OR 97223. The monthly base rental is currently $379 under a lease, which expires on July 31, 2016.

2175 Salk Avenue, Suite 150, Carlsbad, CA 92008. The monthly base rental is $9,000 under a lease, which expires on September 14, 2017.

Sysorex Canada Corp. f/k/a AirPatrol Research Corp. has an office located at 2963 Glen Drive, Suite 405, Coquitlam, BC V3P 2B7.  The monthly rental is currently $7,600 CAD under a lease which includes a pro rata share of the operating costs of $3,500 CAD.  The lease expires on September 30, 2018 with a five-year option to extend.

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

Period	High	Low
Year Ended December 31, 2015
October 1, 2015 through December 31, 2015	$1.30	$0.54
July 1, 2015 through September 30, 2015	$2.02	$0.99
April 1, 2015 through June 30, 2015	$3.07	$1.06
January 1, 2015 through March 31, 2015	$2.30	$1.07

Year Ended December 31, 2014
October 1, 2014 through December 31, 2014	$4.09	$0.98
July 1, 2014 through September 30, 2014	$4.45	$2.75
April 1, 2014 through June 30, 2014	$6.21	$3.44
January 1, 2014 through March 31, 2014	$6.50	$2.25

Holders of Record

According to our transfer agent, as of March 17, 2016 we had approximately 600 shareholders of record. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name. Our stock transfer agent is Corporate Stock Transfer Inc., 3200 Cherry Creek Drive South, Suite 430, Denver, CO 80209.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2015.

Recent Issuances of Unregistered Securities

On October 1, 2015, the Company issued 10,000 shares of common stock to a consultant under the terms of a consulting services agreement which were fully vested upon date of grant.

On October 5, 2015, the Company issued 56,500 shares of common stock to consultants under the terms of a consulting services agreements which were fully vested upon date of grant.

On December 29, 2015, the Company issued 20,715 shares of common stock to a director under the terms of a director services agreement which were fully vested upon date of grant.

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

The offering closed September 30, 2015. After deducting underwriting discounts and commissions and offering expenses, the net proceeds from the offering were approximately $4.7 million.  The net proceeds from the offering were used for general corporate purposes, which included business development activities, capital expenditures, working capital and general and administrative expenses.

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

Overview of Our Business

Sysorex Global (“Sysorex” or the “Company”) provides data analytics and indoor-location based solutions and services to commercial and government customers worldwide. We have developed a new kind of discovery platform that blends data from traditional software and network systems with the growing universe of mobile and Internet of Things (IoT). In doing so we have created a high velocity, secure and scalable platform that we believe allows our customers to evaluate their most complex business issues, and compete successfully in their respective markets. Our products are designed to help customers derive real time value by combining both the physical and digital worlds. These products and services operate and report among the following segments: Mobile, IoT & Big Data Products, Storage and Computing, SaaS Revenues, and Professional Services.

Sysorex’s data analytics products integrate with our AirPatrol product line, which focuses on collecting data from any wireless device in close proximity (Cellular, WiFi, BLE, RFID, etc.). We believe we can provide the right information at the right time based on our integrated solutions allowing us to uniquely blend the real world and the digital world. We believe that our AirPatrol product line is also well positioned in the Cyber Security market as mobile device management and detection technology. We believe that our location accuracy of sub 10-feet and our ability to capture all RF frequencies is unmatched. Detecting rogue devices that could be a security threat to an enterprise or government agency and then providing accurate location of that device is an important security application for our customers. Our AirPatrol product line has three patents and ten others pending worldwide.

Sysorex also provides supporting products and services including enterprise computing and storage, virtualization, business continuity, data migration; custom application development, networking and information technology business consulting services. These allow Sysorex to offer turnkey solutions when requested by customers.

Our Storage and Computing segment revenues are typically driven by purchase orders that are received on a monthly basis. Approximately 21% of the revenues from these purchase orders are recurring contracts that range from one to five years for warranty and maintenance support. For these contracts the customer is invoiced one time and pays Sysorex upfront for the full term of the warranty and maintenance contract. Revenue from these contracts is determinable ratably over the contract period with the unearned revenue recorded as deferred revenue and amortized over the contract period. We have a 30-year history and a high repeat customer rate of approximately 50-60% annually. Our revenues are diversified over hundreds of customers and typically no one customer exceeds 15% of revenues however from time to time a large order from a customer could put it temporarily above 15%. We have one customer that was approximately 25% for the year ending December 31, 2015 but we don’t anticipate that this customer will continue to maintain that percentage as our revenues expand across other customers in 2016. Management believes this diversification provides stability to our revenue streams.

Our Software-as-a-Service (SaaS) contracts are typically performed for periods of one or more years and we have a high customer retention rate. Sysorex SaaS product include: eTearsheets, invoicing, CRM, and other products and services to approximately 675 newspapers in the Cloud. Cloud or SaaS based analytics is a growing market that Sysorex intends to pursue beyond the media vertical that we are in today.

Our Mobile, IoT and Big Data sales are expected to grow significantly in 2016; however sales cycles proved to be longer than we expected in 2015. The long sales cycles result from customer related issues such as budget and procurement processes but also because of the early stages of indoor-locationing technology and the learning curve required for customers to implement such solutions. This is improving with the increased presence and awareness of beacon and wi-fi locationing technologies in the market.

Our Professional Services group provides consulting services ranging from enterprise architecture design to custom application development to data modeling. Sysorex offers a full scope of information technology development and implementation services. With expertise in a broad range of IT practices including project design and management, systems integration, outsourcing, independent validation and verification, cyber security and more.

Events such as budget impasses and sequestration in the federal government could impact government customer funding for projects that our IT Government segment is pursuing by delaying payment or decisions on contract/task order awards, as the Company has experienced with prior awards. However, our government contracts are currently approximately 12% of our total revenues. Such government contracts typically have a three to five year term and we believe that our recent government contract revenues will be indicative of future government contract based revenues.

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

The offering closed September 30, 2015. After deducting underwriting discounts and commissions and offering expenses, the net proceeds from the offering were approximately $4.7 million.  The net proceeds from the offering were used for general corporate purposes, which included business development activities, capital expenditures, working capital and general and administrative expenses.

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

Our significant accounting policies are discussed in Note 2 of the audited financial statements for the years ended December 31, 2015 and 2014. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.  There have been no changes to estimates during the periods presented in the filing. Historically changes in management estimates have not been material.

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

We recognize revenue when the following criteria are met (1) persuasive evidence of an arrangement exists; (2) shipment (software or hardware) or fulfillment (maintenance) has occurred and applicable services have been rendered, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured. Generally, these criteria are met upon shipment to customers with respect to the sales of hardware and software products. With respect to our maintenance and other service agreements, this criteria is met once the service has been provided. Revenue from the sales of our services on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. We recognize revenue for sales of all services on a fixed fee ratably over the term of the arrangement as such services are provided. The Company evaluates whether the revenues it receives from the sale of hardware and software products, licenses, and services, including maintenance and professional consulting services, should be recognized on a gross or net basis on a transaction by transaction basis. We maintain primary responsibility for the materials and procedures utilized to service our customers, even in connection with the sale of third party-products and maintenance services as we are responsible for the fulfillment and acceptability of the products and services purchased by our customers. In addition, the nature of the products sold to our customers are such that they need configuration in order to be utilized properly for the purposes intended by the customer and therefore we assume certain responsibility for product staging, configuration, installation, modification, and integration with other client systems, or retain general inventory risk upon customer return or rejection. Our customers rely on us to develop the appropriate solutions and specifications applicable to their specific systems and then integrate any such required products or services into their systems. As described above, we are responsible for the day to day maintenance and warranty services provided in connection with all of our existing customer relationships, whether such services are ultimately provided directly by the Company and its employees or by the applicable third party service provider. As of the date of this filing, after an evaluation of all of our existing customer relationships, we have concluded that we are the primary obligor to all of our existing customers and therefore recognize all revenues on a gross basis.

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

When assessing the recoverability of our long-lived assets, which include property and equipment and finite-lived intangible assets, we make assumptions regarding estimated future cash flows and other factors. Some of these assumptions involve a high degree of judgment and also bear a significant impact on the assessment conclusions. Included among these assumptions are estimating undiscounted future cash flows, including the projection of comparable sales, operating expenses, capital requirements for maintaining property and equipment and residual value of asset groups. We formulate estimates from historical experience and assumptions of future performance, based on business plans and forecasts, recent economic and business trends, and competitive conditions. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge. Based on our evaluation we did not record a charge for impairment for the years ended December 31, 2015 and, 2014.

We evaluate the remaining useful lives of long-lived assets and identifiable intangible assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. Such events or circumstances may include (but are not limited to): the effects of obsolescence, demand, competition, and/or other economic factors including the stability of the industry in which we operate, known technological advances, legislative actions, or changes in the regulatory environment. If the estimated remaining useful lives change, the remaining carrying amount of the long-lived assets and identifiable intangible assets would be amortized prospectively over that revised remaining useful life. We have determined that there were no events or circumstances during the years ended December 31, 2015 and 2014 which would indicate a revision to the remaining amortization period related to any of our long lived assets. Accordingly, we believe that the current estimated useful lives of long-lived assets reflect the period over which they are expected to contribute to future cash flows and are therefore deemed appropriate.

Goodwill and Indefinite-lived Assets

We have recorded goodwill and other indefinite-lived assets in connection with our acquisitions of Lilien, Shoom, AirPatrol and LightMiner. Goodwill, which represents the excess of acquisition cost over the fair value of the net tangible and intangible assets of the acquired company, is not amortized. Indefinite-lived intangible assets are stated at fair value as of the date acquired in a business combination. Our goodwill balance and other assets with indefinite lives are evaluated for potential impairment during the fourth quarter of each year and in certain other circumstances. The evaluation of impairment involves comparing the current fair value of the business to the recorded value, including goodwill. To determine the fair value of the business, we utilize both the income approach, which is based on estimates of future net cash flows, and the market approach, which observes transactional evidence involving similar businesses. There was no goodwill impairment for the years ended December 31, 2015 and 2014.

Deferred Income Taxes

In accordance with ASC 740 “Income Taxes” (“ASC 740”), management routinely evaluates the likelihood of the realization of its income tax benefits and the recognition of its deferred tax assets. In evaluating the need for any valuation allowance, management will assess whether it is more likely than not that some portion, or all, of the deferred tax asset may not be realized. Ultimately, the realization of deferred tax assets is dependent upon the generation of future taxable income during those periods in which temporary differences become deductible and/or tax credits and tax loss carry-forwards can be utilized. In performing its analyses, management considers both positive and negative evidence including historical financial performance, previous earnings patterns, future earnings forecasts, tax planning strategies, economic and business trends and the potential realization of net operating loss carry-forwards within a reasonable timeframe. To this end, management considered (i) that we have had historical losses in the prior years and cannot anticipate generating a sufficient level of future profits in order to realize the benefits of our deferred tax asset; (ii) tax planning strategies; and (iii) the adequacy of future income as of and for the year ended December 31, 2015, based upon certain economic conditions and historical losses through December 31, 2015. After consideration of these factors management deemed it appropriate to establish a full valuation allowance.

A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax filings that do not meet these recognition and measurement standards. As of December 31, 2015 and 2014, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the years ended December 31, 2015 and 2014.

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

As of December 31, 2015 and 2014, allowance for credit losses included an allowance for doubtful accounts of approximately $285,000 and $9,000, respectively, due to the aging of the items greater than 120 days outstanding and other potential non-collections.

Business Combinations

We account for business combinations using the acquisition method of accounting, and accordingly, the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition. The excess of the purchase price over the estimated fair value is recorded as goodwill. Any changes in the estimated fair values of the net assets recorded for acquisitions prior to the finalization of more detailed analysis, but not to exceed one year from the date of acquisition, will change the amount of the purchase price allocable to goodwill. Any subsequent changes to any purchase price allocations that are material to our consolidated financial results will be adjusted. All acquisition costs are expensed as incurred and in-process research and development costs are recorded at fair value as an indefinite-lived intangible asset and assessed for impairment thereafter until completion, at which point the asset is amortized over its expected useful life. Separately recognized transactions associated with business combinations are generally expensed subsequent to the acquisition date. The application of business combination and impairment accounting requires the use of significant estimates and assumptions.

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

The Black-Scholes option valuation model is used to estimate the fair value of the options or the equivalent security granted. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options or warrants. The expected volatility is estimated based on the average of historical volatilities for industry peers.

The principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:

	December 31, 2015	December 31, 2014
Risk-free interest rate	1.73% to 2.27%	2.29% to 2.82%
Expected life of option grants	7 years	7 years
Expected volatility of underlying stock	39.4% to 51.45%	38.1% to 39.4%
Dividends	-	-

Operating Segments

The Company operates in the following business segments:

●	Mobile, IoT & Big Data Products: These products currently include our AirPatrol product line (location-based security and marketing platform for wireless and cellular devices that can detect, monitor and manage the content and behavior of smartphones, tablets and other mobile devices based on their location and user); on-premise big data appliance product (Light Miner Studio “LMS”) and will include future Sysorex owned products.

●	Storage and Computing: This segment includes third party hardware, software and related maintenance/warranty products and services that Sysorex resells. It includes but is not limited to products for enterprise computing; storage; virtualization; networking; etc.

●	SaaS Revenues: These are Software-as-a-Services (SaaS) or internet based hosted services including the Shoom product line and cloud based big data analytics services (based on our LMS product) and other data science services; analytics services for AirPatrol products and other managed services on a SaaS basis.

●	Professional Services: These are general IT services including but not limited to: custom application/software design; architecture and development; project management; C4I system consulting; strategic outsourcing; staff augmentation; data center design and operations services; data migration services and other non-SaaS services.

Results of Operations

Year Ended December 31, 2015 compared to the Year Ended December 31, 2014

The following table sets forth selected consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	Twelve Months ended
	December 31, 2015		December 31, 2014
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	% Change

Product Revenues	$51,381	77%	$50,044	79%	3%
Services Revenues	$15,576	23%	$12,905	21%	21%
Cost of net revenues - Products	$40,763	61%	$38,906	62%	5%
Cost of net revenues - Services	$6,865	10%	$5,303	8%	29%
Gross profit	$19,329	29%	$18,740	30%	3%
Operating expenses	$30,770	46%	$26,446	42%	16%
Loss from operations	$(11,441)	(17%)	$(7,706)	(12%)	48%
Net loss	$(11,728)	(18%)	$(7,652)	(12%)	53%
Net loss attributable to common stockholders	$(11,718)	(18%)	$(7,536)	(12%)	55%

Revenues

Revenues for the year ended December 31, 2015 were $67.0 million compared to $62.9 million for the comparable period in the prior year. The increase of $4.1 million, or approximately 6.5% is primarily associated with growth in the Storage and Computing and Professional Services segments. Mobile, IoT & Big Data Products revenue for the year ended December 31, 2015 was $1.7 Million compared to $1.9 million for the prior year period. Storage and Computing revenue was $50 million for the year ended December 31, 2015, and $48.3 million for the prior year period. SaaS Revenue was $3.7 million during the year ended December 31, 2015 and $4 million during the prior year period. Professional Services Revenue was $11.6 million during the year ended December 31, 2015 and $8.7 million during the prior year period.

Cost of Revenues

Cost of revenues for the year ended December 31, 2015 was $47.6 million compared to $44.2 million for the comparable period in the prior year. This increase of $3.4 million, or approximately 7.7%, was primarily attributable to higher sales. Sysorex Mobile, IoT & Big Data Products cost of net revenues was $510,000 for the year ended December 31, 2015 as compared to $406,000 for the prior year period. Storage and Computing cost of net revenues was $40.3 million for the year ended December 31, 2015, and $38.6 million for the prior year period. SaaS Revenues cost of net revenues was $824,000 during the year ended December 31, 2015 and $801,000 during the prior year period. Professional Services cost of net revenues was $6 million during the year ended December 31, 2015 and $4.4 million during the prior year period.

The gross profit margin for the year ended December 31, 2015 was 29% compared to 30% for the year ended December 31, 2014. This slight difference in margin is based on the sales mix. Sysorex Mobile, IoT & Big Data Products gross margins for the year ended December 31, 2015 and 2014 were 69% and 79%, respectively. For the year ended December 31, 2015, Mobile, IoT & Big Data Products margin was lower in part due to the write off of obsolete inventory in the first quarter of 2015. Gross margins for the Storage and Computing segment for the year ended December 31, 2015 and 2014 were 19% and 20%, respectfully. Gross margins for SaaS Revenues for the year ended December 31, 2015 and 2014 were 78% and 80%, respectively. Gross margins for Professional Services revenues for the year ended December 31, 2015 and 2014 were 48% and 50%, respectively.

Operating Expenses

Operating expenses for the year ended December 31, 2015 were $30.8 million and $26.4 million for the comparable period ended December 31, 2014. This increase of $4.4 million includes a $1.4 Million increase in amortization of intangibles and depreciation and the balance was costs of expanding our engineering, sales and marketing operations.

Loss From Operations

Loss from operations for the year ended December 31, 2015 was $11.4 million as compared to$7.7 million for the comparable period in the prior year. This increase of $3.7 million was primarily attributable to an increase in amortization of intangibles, depreciation and costs of expanding our engineering, sales and marketing operations.

Other Income/Expense

Other income/expense consisted primarily of interest expense, gain on the settlement of obligations and change in the fair value of shares to be issued. Interest expense for the years ended December 31, 2015 and 2014 were $448,000 and $387,000, respectively. The increase of $61,000 was primarily attributable to the increase in term loan in 2015 and higher revolving line of credit balance. Loss on the settlement of obligation for the year ended December 31, 2015 of $85,000 was from the settlement of a Canadian tax claim. Gain on settlement of obligation for the year ended December 31, 2014 of $394,000 represents trade payables that have been cancelled or reduced as a result of settlement or the operation of law. For the year ended December 31, 2015, other income/expense included a non-cash gain of $211,000 for a decrease in fair value of shares to be issued for the LightMiner acquisition.

Provision for Income Taxes

The was no provision for income taxes for the years ended December 31, 2015 and 2014 as we were in a net taxable loss position. Deferred tax assets resulting from such losses are fully reserved as of December 31, 2015 and 2014 since, at present we have no history of taxable income and it is more likely than not that such assets will not be realized.

Net Loss Attributable To Non-Controlling Interest

Net loss attributable to non-controlling interest for the years ended December 31, 2015 and December 31, 2014 were $10,000 and $116,000, respectively. This decrease in loss of $106,000 was attributable to lower loss incurred at Sysorex Arabia due to operations winding down.

Net Loss Attributable To Stockholders of Sysorex Global

Net loss attributable to stockholders of Sysorex Global for the year ended December 31, 2015 was $11.7 million compared to $7.5 million for the comparable period in the prior year. This increase in loss of $4.2 million was attributable to the changes described for the various reporting captions discussed above.

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

Adjusted EBITDA for the year ended December 31, 2015 was a loss of $3.4 million compared to a loss of $1.9 for the prior year period.

The following table presents a reconciliation of net income/loss attributable to stockholders of Sysorex Global, which is our GAAP operating performance measure, to Adjusted EBITDA for the year ended December 31, 2015 and 2014 (in thousands):

	Years Ended December 31,
	2015	2014
Net loss attributable to common stockholders	$(11,718)	$(7,536)
Adjustments:
Non-recurring one-time charges:
Provision for doubtful accounts	1,205	--
Acquisition transaction/financing costs	355	676
Stock-based compensation – acquisition costs	--	340
Costs associated with public offering	46	45
Other – severance costs	307	--
Change in the fair value of shares to be issued	(211)	--
Gain on settlement of obligations	85	(394)
Stock-based compensation – compensation and related benefits	1,424	1,382
Interest expense	448	387
Depreciation and amortization	4,647	3,205
Adjusted EBITDA	$(3,412)	$(1,895)

We rely on Adjusted EBITDA, which is a non-GAAP financial measure for the following:

●	To review and assess the operating performance of our Company as permitted by Accounting Standards Codification Topic 280, Segment Reporting;

●	To compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	As a basis for allocating resources to various projects;

●	As a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	To evaluate internally the performance of our personnel.

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

Proforma Non-GAAP Net Loss per Share

Basic and diluted net loss per share for the twelve months ended December 31, 2015 was ($0.55) compared to ($0.42) for the prior year period. This decrease was attributable to the changes discussed in our results of operations.

Proforma non-GAAP net income (loss) per share is used by our Company’s management as an evaluation tool as it manages the business and is defined as net income (loss) per basic and diluted share adjusted for non-cash items including stock based compensation, amortization of intangibles and one time charges including gain on the settlement of obligations, severance costs, provision for doubtful accounts, change in the fair value of shares to be issued, acquisition costs and the costs associated with the public offering.

Proforma non-GAAP net loss per basic and diluted common share for the twelve months ended December 31, 2015 was ($0.21) compared to a loss of ($0.14) per share for the prior year period.

The following table presents a reconciliation of net loss per basic and diluted share, which is our GAAP operating performance measure, to proforma non-GAAP net loss per share for the periods reflected (in thousands, except per share data):

	Years Ended December 31,
	2015	2014
Net loss attributable to common stockholders	$(11,718)	$(7,536)
Adjustments:
Non-recurring one-time charges:
Provision for doubtful accounts	1,205	--
Acquisition transaction/financing costs	355	676
Stock-based compensation – acquisition costs	--	340
Costs associated with public offering	46	45
Other – severance costs	307	--
Change in the fair value of shares to be issued	(211)	--
Gain on settlement of obligations	85	(394)
Stock-based compensation – compensation and related benefits	1,424	1,382
Amortization of intangibles	3,994	2,913
Proforma non-GAAP net loss	$(4,513)	$(2,574)
Proforma non-GAAP net loss per basic and diluted common share	$(0.21)	$(0.14)
Weighted average basic and diluted common shares outstanding	21,181,407	18,111,210

We rely on proforma non-GAAP net loss per share, which is a non-GAAP financial measure:

●	To review and assess the operating performance of our Company as permitted by Accounting Standards Codification Topic 280, Segment Reporting;

●	To compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	As a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	To evaluate internally the performance of our personnel.

We have presented proforma non-GAAP net loss per share above because we believe it conveys useful information to investors regarding our operating results. We believe it provides an additional way for investors to view our operations, when considered with both our GAAP results and the reconciliation to net income (loss), and that by including this information we can provide investors with a more complete understanding of our business. Specifically, we present proforma non-GAAP net loss per share as supplemental disclosure because:

●	We believe proforma non-GAAP net loss per share is a useful tool for investors to assess the operating performance of our business without the effect of non-cash items including stock based compensation, amortization of intangibles and one time charges including gain on the settlement of obligations, severance costs, provision for doubtful accounts, change in the fair value of shares to be issued, acquisition costs and the costs associated with the public offering.

●	We believe that it is useful to provide to investors a standard operating metric used by management to evaluate our operating performance; and

●	We believe that the use of proforma non-GAAP net loss per share is helpful to compare our results to other companies.

Liquidity and Capital Resources as of December 31, 2015

Our current capital resources and operating results as of and through December 31, 2015, consist of:

1)	An overall working capital deficit of $4.2 million;

2)	Cash of $4.1 million;

3)	The Credit Facility for up to $10 million which we borrow against based on eligible assets with a maturity date of April 29, 2017 of which $8.6 million is utilized;

4)	A term loan for $2,000,000 with a maturity date of April 29, 2018 which has a $1.6 million balance owed; and

5)	Net cash used in operating activities year-to-date of $8.2 million.

We believe our total working capital deficit of $4.2 million does not represent a severe impediment to our operations and growth when its principal components are separately identified and analyzed and the growth of our business is taken into account. The breakdown of our overall working capital deficit is as follows (in thousands):

	Current	Current
Working capital	Assets	Liabilities	Net
Cash	$4,060	$--	$4,060
Accounts receivable / accounts payable	12,209	9,320	2,889
Notes and other receivables	1,340	--	1,340
Prepaid licenses and contracts / deferred revenue	7,509	9,095	(1,586)
Short term debt	--	9,417	(9,417)
Other	3,494	5,018	(1,524)
Net	$28,612	$32,850	$(4,238)

Accounts receivable exceeds the related accounts payable by $2.9 million. We do not believe there are material collectability issues with respect to our accounts receivable. Deferred revenue exceeds the related prepaid contracts by $1.6 million and other liabilities exceed other assets by $1.5 million. These deficits are expected to be funded by our anticipated cash flow from operations, as described below, over the next twelve months. We do not believe that the Credit Facility, with a balance of $8.6 million at December 31, 2015, and the current portion of the term loan of $667,000 as of December 31, 2015 will have a material adverse effect on our liquidity in the next twelve months as the Credit Facility principal balance is not due until April 2017.

Net cash used in operating activities during the year ended December 31, 2015 of $8.2 million consists of net loss of $11.7 million less non-cash expenses of $6.6 million and net cash used of $3.1 million in changes in operating assets and liabilities. We expect net cash from operations to increase during 2016 as:

1)	Our services are growing and becoming a larger part of our sales mix. These services generate gross margins of 50-80% and will be a larger contribution to our cash flow in the future.

2)	Sysorex was awarded two large multiple-award government IDIQ Contracts in 2015 (NASA SEWP and NIH CIO-CS) that enable Sysorex to capture task orders issued by any government agency under these contract vehicles. The Company has captured task orders under the NASA SEWP contract and believes that it will be successful in securing additional task orders under both of these contracts, however there are no assurances that additional task orders under the contracts will ultimately be awarded to the Company. If such task orders are secured, then these contracts will provide the opportunity to increase our revenue and cash flows.

3)	Sysorex is generating revenue from new versions of its AirPatrol product line that will contribute to operating cash flow.
4)	The Company is launching its LightMiner product in the first quarter of 2016 which is expected to have 60-70% gross margins and will start contributing to cash-flow this year.

The Company’s capital resources as of December 31, 2015, increased bank facility effective April 29, 2015, higher margin business line expansion and recent contract awards are expected to be sufficient to fund planned operations during the next twelve months from the date of this filing. The Company also has an effective registration statement on Form S-3 which will allow it to raise additional capital from the sale of its securities, subject to certain limitations for registrants with a market capitalization of less than $75 million. The information in this Form 10-K concerning the Company’s Form S-3 registration statement does not constitute an offer of any securities for sale. If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months, the Company may need to curtail certain aspects of its expansion activities or consider other means of obtaining additional financing, although there is no guarantee that any such additional financing would be available to the Company.

Liquidity and Capital Resources – Western Alliance Financing Agreement (successor in interest to Bridge Bank N.A.)

Reference is made to the March 15, 2013 Business Finance Agreement by and among Lilien, Sysorex Government, as co-borrowers and Bridge Bank, N.A. (the “Bank”) under which the borrowers obtained a revolving line of credit for up to $5,000,000 with a maturity date of March 15, 2015 (the “Financing Agreement”), which was amended by the first amendment dated August 29, 2013, the second amendment dated May 13, 2014, and the third amendment dated December 31, 2014.

On May 4, 2015 (effective as of April 29, 2015), the Company and Bridge Bank entered into the fourth amendment to the Financing Agreement to add the Company, Sysorex Federal, AirPatrol and Shoom as borrowers under the agreement, amend certain financial covenants, increase the credit limit to $10.0 million and provide for a second term loan of $2 million which matures on April 29, 2017 and April 29, 2018, respectively. $167,000 of the term loan was used to pay off the balance of the initial term loan under a previous amendment. The term loan accrues interest at Bridge Bank's prime rate plus 2%. As of December 31, 2015 the interest rate was 5.50%. The Company will make payments of $56,000 on the term loan on the first day of each month commencing on May 1, 2015 until the loan amount is paid in full. The balance due on the term loan is scheduled to be paid in full during the year ending December 31, 2018.

On October 7, 2015, the Company, and certain of its wholly-owned subsidiaries as co-borrowers, entered into the fifth amendment (the “Fifth Amendment”), effective as of September 30, 2015, to the Financing Agreement, with Western Alliance Bank, as successor in interest to Bridge Bank, N.A. Pursuant to the Fifth Amendment, the original lender, Bridge Bank, N.A., was replaced by Western Alliance Bank, as successor in interest to Bridge Bank, N.A. and the lender under the Financing Agreement. The Fifth Amendment also amended certain financial covenants of the borrowers required by the Financing Agreement. All other terms remained the same.

As of December 31, 2015, the principal amount outstanding under the Financing Agreement was $8.6 million with $1.6 million outstanding under a term loan.

On March 25, 2016, the Company, and certain of its wholly-owned subsidiaries as borrowers, entered into an amendment and waiver (the “Amendment”) to the Financing Agreement, with Western Alliance Bank. Pursuant to the Amendment, the lender waived any non-compliance by the borrowers with respect to the minimum adjusted EBITDA requirements as of December 31, 2015. In addition, the lender and the borrowers agreed that the adjusted EBITDA for the six months ended March 31, 2016 would not be less than $(2,200,000) and on or before April 30, 2016, the borrowers and the lender must agree to additional financial covenants for the fiscal quarters ended June 30, 2016, September 30, 2016 and December 31, 2016.

Liquidity and Capital Resources as of December 31, 2015 Compared With December 31, 2014

The Company’s net cash flows used in operating, investing and financing activities for the year ended December 31, 2015 and 2014 and certain balances as of the end of those periods are as follows (in thousands):

	Years Ended December 31,
	2015	2014
Net cash used in operating activities	$(8,201)	$(4,537)
Net cash used in investing activities	(1,550)	(10,396)
Net cash provided by financing activities	10,534	16,074
Effect of foreign exchange rate changes on cash	49	(17)
Net increase in cash	$832	$1,124

	December 31, 2015	December 31, 2014
Cash and cash equivalents	$4,060	$3,228
Working capital (deficit)	$(4,238)	$(2,813)

Operating Activities for the year ended December 31, 2015

Net cash used in operating activities during the years ended December 31, 2015 and 2014 were $8.2 million and $4.5 million, respectively.  The net negative cash flows related to the year ended December 31, 2015 consisted of the following (in thousands):

Net loss	$(11,728)
Non-cash income and expenses	6,586
Net change in operating assets and liabilities	(3,059)
Net cash used in operating activities	$(8,201)

The non-cash income and expense of $6.6 million consisted primarily of the following (in thousands):

$4,647	Depreciation and amortization expenses (including amortization of intangibles) primarily attributable to the Lilien, Shoom, AirPatrol and LightMiner operations, which were acquired effective March 1, 2013, August 31, 2013, April 16, 2014 and April 24, 2015, respectively.
1,424	Stock-based compensation expense attributable to warrants and options issued as part of Company operations and for the AirPatrol acquisition.
1,205	Provision for doubtful accounts
(695)	Treasury shares received upon settlement of escrow
5	Other
$6,586	Total non-cash expenses

The net use of cash in the change in operating assets and liabilities aggregated $3.1 million and consisted primarily of the following (in thousands):

$(5,239)	Increase in accounts receivable and other receivables
(744)	Increase in prepaid licenses and maintenance contracts
(586)	Increase in inventory and other assets
1,944	Increase in accounts payable
439	Inrease in accrued liabilities and other liabilities
1,127	Increase in deferred revenue
$(3,059)	Net use of cash in the changes in operating assets and liabilities

Operating Activities for the year ended December 31, 2014

Net cash flows related to operating activities during the year ended December 31, 2014 was negative $4.5 million and consisted of the following (in thousands):

$(7,652)	Net loss
4,596	Non-cash expenses
(1,481)	Net change in operating assets and liabilities
$(4,537)	Net cash used in operating activities

The non-cash income and expense of $4.6 million consisted primarily of the following (in thousands):

$3,206	Depreciation and amortization expenses (including amortization of intangibles) primarily attributable to the Lilien, Shoom and AirPatrol operations, which were acquired effective March 1, 2013, August 31, 2013 and April 16, 2014, respectively.
1,723	Stock-based compensation expense attributable to warrants and options issued as part of Company operations and for the AirPatrol acquisition.
(394)	Gain on settlement of obligations
61	Other
$4,596	Total non-cash expenses

The net use of cash in the change in operating assets and liabilities aggregated $1.5 million and consisted primarily of the following (in thousands):

$998	Decrease in accounts receivable and other receivables
(2,963)	Increase in prepaid licenses and maintenance contracts
(946)	Increase in inventory and other assets
(1,204)	Decrease in accounts payable
(989)	Decrease in accrued liabilities and other liabilities
3,623	Increase in deferred revenue
$(1,481)	Net use of cash in the changes in operating assets and liabilities

Cash Flows from Investing Activities as of December 31, 2015 and 2014

Net cash flows used in investing activities during 2015 was $1.6 million compared to net cash flows used in investing activities during 2014 of $10.4 million.  Cash flows related to investing activities during the year ended December 31, 2015 include $355,000 for the purchase of property and equipment, $1.2 million investment in capitalized software and $19,000 for the purchase of LightMiner. The Cash flows related to investing activities during the year ended December 31, 2014 included $9.6 million in connection with the AirPatrol acquisition, $1 million for the purchase of property and equipment, $950,000 of advances to third parties, $235,000 investment in capitalized software, offset by $1.1 million in loan repayments received and $125,000 for the redemption of marketable securities.

Cash Flows from Financing Activities as of December 31, 2015 and 2014

Net cash flows from financing activities during the years ended December 31, 2015 and 2014 were $10.5 million and $16.1 million, respectively. The positive cash flows related to the year ended December 31, 2015 were primarily comprised of $4.7 million advances from the credit line, $2 million advance from the term loan and $4.7 million from the September 2015 capital raise offset by a $764,000 repayment of the term loan and $71,000 repayment of notes payable. The positive cash flows related to the year ended December 31, 2014 were comprised primarily of $16.6 million from capital raised from the initial public offering and $2.1 million from proceeds from issuance of common stock, offset by $2.2 million in repayments of line of credit and term loan, and $460,000 in repayments of notes payable.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, please see Note 2 to our financial statements, which are included in this report beginning on page F-1.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SYSOREX GLOBAL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Sysorex Global

We have audited the accompanying consolidated balance sheets of Sysorex Global and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sysorex Global and Subsidiaries as of December 31, 2015 and 2014, and the results of its operations, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

New York, NY

March 30, 2015

SYSOREX GLOBAL

CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value data)

	December 31,	December 31,
	2015	2014
	(Audited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$4,060	$3,228
Accounts receivable, net	12,209	8,223
Note receivable, related party	-	90
Notes and other receivables	1,340	1,293
Inventory	755	610
Prepaid licenses and maintenance contracts	7,509	7,151
Assets held for sale	772	15
Prepaid assets and other current assets	1,967	1,451

Total Current Assets	28,612	22,061

Prepaid licenses and maintenance contracts, non-current	6,586	6,200
Property and equipment, net	1,392	1,308
Software development costs, net	1,281	278
Intangible assets, net	17,161	17,676
Goodwill	13,166	13,166
Assets held for sale, non-current	-	763
Other assets	517	608

Total Assets	$68,715	$62,060

 The accompanying notes are an integral part of these financial statements.

SYSOREX GLOBAL

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except number of shares and par value data)

	December 31,	December 31,
	2015	2014
	(Audited)	(Audited)
Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$9,320	$7,290
Accrued liabilities	2,992	2,406
Deferred revenue	9,095	8,453
Short-term debt	9,417	4,696
Liabilities held for sale	2,026	2,029
Total Current Liabilities	32,850	24,874

Long Term Liabilities
Deferred revenue, non-current	7,666	7,181
Long-term debt	1,226	100
Other liabilities	542	684
Acquisition liability - LightMiner	3,475	-
Total Liabilities	45,759	32,839

Commitments and Contingencies

Stockholders' Equity

Preferred stock - $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - $0.001 par value; 50,000,000 shares authorized; 25,309,863 and 19,707,262 issued and 25,071,035 and 19,707,262 outstanding at December 31, 2015 and 2014, respectively	25	20
Additional paid-in capital	58,226	52,122
Treasury stock, at cost, 238,828 shares	(695)	-
Due from Sysorex Consulting Inc.	(666)	(666)
Accumulated other comprehensive income	31	(18)
Accumulated deficit (excluding $2,442 reclassified to additional paid in capital in quasi-reorganization)	(32,359)	(20,641)

Stockholders' Equity Attributable to Sysorex Global Holdings Corp.	24,562	30,817

Non- controlling Interest	(1,606)	(1,596)

Total Stockholders' Equity	22,956	29,221

Total Liabilities and Stockholders' Equity	$68,715	$62,060

The accompanying notes are an integral part of these financial statements.

SYSOREX GLOBAL

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Years Ended
	December 31,
	2015	2014
	(Audited)
Revenues
Products	$51,381	$50,044
Services	15,576	12,905
Total Revenues	66,957	62,949

Cost of Revenues
Products	40,763	38,906
Services	6,865	5,303
Total Cost of Revenues	47,628	44,209

Gross Profit	19,329	18,740

Operating Expenses
Research and development	635	616
Sales and marketing	11,531	9,966
General and administrative	14,255	11,935
Acquisition related costs	355	1,016
Amortization of intangibles	3,994	2,913

Total Operating Expenses	30,770	26,446

Loss from Operations	(11,441)	(7,706)

Other Income (Expense)
Interest expense	(448)	(387)
Other income	35	47
Gain (Loss) on the settlement of obligation	(85)	394
Change in fair value of shares to be issued	211	-

Total Other Income (Expense)	(287)	54

Loss before Provision for Income Taxes	(11,728)	(7,652)
Provision for Income Taxes	-	-

Net Loss	(11,728)	(7,652)

Net Loss Attributable to Non-controlling Interest	(10)	(116)

Net Loss Attributable to Stockholders of Sysorex Global Holdings Corp.	$(11,718)	$(7,536)

Net Loss Per Share - Basic and Diluted	$(0.55)	$(0.42)

Weighted Average Shares Outstanding
Basic and Diluted	21,181,407	18,111,210

The accompanying notes are an integral part of these financial statements.

SYSOREX GLOBAL

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	For the Years Ended
	December 31,
	2015	2014
	(Audited)

Net Loss	$(11,728)	$(7,652)

Unrealized foreign exchange gain/(loss) from cumulative translation adjustments	49	(18)
Unrealized holding gains in marketable securities including reclassification adjustment of realized gains included in net income	-	(3)

Comprehensive Loss	$(11,679)	$(7,673)

The accompanying notes are an integral part of these financial statements.

SYSOREX GLOBAL

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2015

(Audited)

(In thousands, except per share data)

	Common Stock		Additional Paid-In	Treasury Stock		Due from Sysorex Consulting,	Accumulated Other Comprehensive	Accumulated	Non- Controlling	Total Stockholders'
	Shares	Amount	Capital	Shares	Amount	Inc.	Income (Loss)	Deficit	Interest	Equity

Balance - January 1, 2014	14,094,532	$14	$21,531	-	$-	$(666)	$3	$(13,105)	$(1,480)	$6,297

Common shares issued for services	206,536	-	680	-	-	-	-	-	-	680
Common shares issued for cash	400,000	-	2,080	-	-	-	-	-	-	2,080
Stock options granted to employees for services	-	-	1,043	-	-	-	-	-	-	1,043
Common shares issued for net cash proceeds received from public offering	3,166,666	4	16,611	-	-	-	-	-	-	16,615
Common shares issued for AirPatrol acquisition	1,832,808	2	10,176	-	-	-	-	-	-	10,178
Acquisition shares adjustment	(5,986)	-	(12)	-	-	-	-	-	-	(12)
Common shares issued for options exercised	12,539	-	13	-	-	-	-	-	-	13
Fractional shares issued from reverse stock split	167	-	-	-	-	-	-	-	-	-
Unrealized gain on marketable securities	-	-	-	-	-	-	(3)	-	-	(3)
Cumulative translation adjustment	-	-	-	-	-	-	(18)	-	-	(18)
Net loss	-	-	-	-	-	-	-	(7,536)	(116)	(7,652)

Balance - December 31, 2014	19,707,262	$20	$52,122	$-	$-	$(666)	$(18)	$(20,641)	$(1,596)	$29,221

Common shares issued for services	351,240	-	455	-	-	-	-	-	-	455
Stock options granted to employees and consultants for services	-	-	958	-	-	-	-	-	-	958
Warrants granted to consultants for services	-	-	11	-	-	-	-	-	-	11
Returned shares from AirPatrol holdback	-	-	-	(238,828)	(695)	-	-	-	-	(695)
Options exercised on a cashless basis	1,361	-	(0)	-	-	-	-	-	-	-
Common shares issued for net cash proceeds from a public offering	5,250,000	5	4,680	-	-	-	-	-	-	4,685
Cumulative translation adjustment	-	-	-	-	-	-	49	-	-	49
Net loss	-	-	-	-	-	-	-	(11,718)	(10)	(11,728)
Balance - December 31, 2015	25,309,863	$25	$58,226	(238,828)	$(695)	$(666)	$31	$(32,359)	$(1,606)	$22,956

The accompanying notes are an integral part of these financial statements.

SYSOREX GLOBAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2015	2014
	(Audited)
Cash Flows from Operating Activities
Net loss	$(11,728)	$(7,652)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	653	293
Amortization of intangible assets	3,994	2,913
Stock based compensation	1,424	1,723
Acquisition shares adjustment	-	(12)
Loss/(gain) on settlement of obligations	85	(394)
Amortization of deferred financing costs	23	91
Change in fair value of shares to be issued	(211)	-
Compensation expense, note receivable related party	90	-
Provision for doubtful accounts	1,032	(14)
Treasury shares received upon settlement of escrow	(695)	-
Other	18	(4)

Changes in operating assets and liabilities:
Accounts receivable and other receivables	(5,066)	997
Inventory	(145)	(269)
Other current assets	(510)	(922)
Prepaid licenses and maintenance contracts	(744)	(2,963)
Other assets	69	245
Accounts payable	1,944	(1,204)
Accrued liabilities	586	(1,498)
Deferred revenue	1,127	3,623
Other liabilities	(147)	510
Total Adjustments	3,527	3,115

Net Cash Used in Operating Activities	(8,201)	(4,537)

Cash Flows Used in Investing Activities
Purchase of property and equipment	(355)	(1,053)
Proceeds from the sale of marketable securities	-	125
Investment in capitalized software	(1,176)	(235)
Investment in LightMiner	(19)	-
Advance to employee	-	(90)
Advances to third parties	-	(950)
Repayment of notes receivable from third parties	-	180
Cash paid for AirPatrol	-	(9,514)
Cash acquired in AirPatrol acquisition	-	71
Repayment of loans to other parties	-	1,000
Change in restricted cash	-	70
Net Cash Flows Used in Investing Activities	(1,550)	(10,396)

Cash Flows provided by Financing Activities
Advances (repayment) of line of credit	4,682	(1,799)
Repayment of advance from Duroob Technology	-	(160)
Repayment of term loan	(764)	(375)
Advances from term loan	2,000	-
Advances from related party	2	-
Net proceeds from issuance of common stock	-	2,080
Net proceeds from capital raise	4,685	16,615
Net proceeds from conversion of employee options	-	13
Repayment of notes payable	(71)	(300)

Net Cash Provided by Financing Activities	10,534	16,074

Effect of Foreign Exchange Rate on Changes on Cash	49	(17)

Net Increase in Cash and Cash Equivalents	832	1,124

Cash and Cash Equivalents - Beginning of year	3,228	2,104

Cash and Cash Equivalents - End of year	$4,060	$3,228

Supplemental Disclosure of cash flow information:
Cash paid for:
Interest	$426	$311
Income Taxes	-	-

Supplemental disclosures for non-cash operating, investing and financing activities:
Acquisition of AirPatrol:
Assumption of assets other than cash	-	$843
Assumption of liabilities	-	$1,811
Issuance of common stock	-	$10,178

Asset Acquisition of LightMiner:
Assumption of assets other than cash	$225	-
Assumption of assets - developed technology and export license	$3,479	-

The accompanying notes are an integral part of these financial statements.

SYSOREX GLOBAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 1 - Organization and Nature of Business

Overview

Sysorex Global, f/k/a Sysorex Global Holdings Corp., through its wholly-owned subsidiaries, AirPatrol Corporation (“AirPatrol”), Shoom, Inc. (“Shoom”), Lilien Systems (“Lilien”) (effective January 1, 2016, AirPatrol and Shoom were merged into Lilien, which changed its name to “Sysorex USA”), Sysorex Government Services, Inc. (“SGS” or “Sysorex Government Services”), Sysorex Canada Corp., f/k/a AirPatrol Research Corp. (“AirPatrol Canada”), .and the majority-owned subsidiary, Sysorex Arabia LLC (“SA” or “Sysorex Arabia”) (collectively the “Company”), provides big data analytics and location based products and related services for the cyber-security and Internet of Things markets. The Company is headquartered in California, and has subsidiary offices in Virginia, Maryland, Oregon, Hawaii, State of Washington, California, Vancouver, Canada and Riyadh, Saudi Arabia.

Effective April 16, 2014, and as more fully described in Note 5, the Company acquired AirPatrol, a Maryland based provider of mobile cyber-security and location-based service solutions.

On April 24, 2015, and as more fully described in Note 4, the Company completed the acquisition of substantially all of the assets of LightMiner Systems, Inc. which is in the business of developing and commercializing in-memory SQL databases.

Liquidity

As of December 31, 2015 the Company has a working capital deficiency of approximately $4.2 million. For the year ended December 31, 2015 the Company incurred a net loss of approximately $11.7 million and utilized cash in operations of approximately $8.2 million.

On May 4, 2015 but effective as of April 29, 2015, the Company amended its bank line of credit to increase the credit limit to $10 million and provide for a second term loan of up to $2 million of which $167,000 was used to pay off the balance of the initial term loan. The Company also sold 5,250,000 shares of its common stock at a price of $1.00 per share on September 25, 2015. After deducting underwriting discounts and commissions and offering expenses, the net proceeds from the offering were approximately $4.7 million. Additionally, the Company was awarded two large IDIQ (indefinite delivery/indefinite quantity) government vehicles as a prime contractor in April 2015. While the Company believes that it will be successful in securing task orders under the contracts and will generate revenue, there are no assurances that any task orders under the contracts will ultimately be awarded to the Company.  The Company is launching its LightMiner product in the first quarter of 2016 which is expected to have 60-70% gross margins and we anticipate will start contributing to cash-flow this year. Additionally the Company is expecting AirPatrol product sales to increase significantly this year which is expected to generate higher gross margins and improve cash-flow.

The Company’s capital resources as of December 31, 2015, increased bank facility, higher margin business line expansion and recent contract awards are expected to be sufficient to fund planned operations during the next twelve months from the date of filing this annual report. The Company also has an effective registration statement on Form S-3 which will allow it to raise additional capital from the sale of its securities, subject to certain limitations for registrants with a market capitalization of less than $75 million.  The information in these consolidated financial statements concerning the Company’s Form S-3 registration statement does not constitute an offer of any securities for sale. If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months from the date of the filing of the annual report, the Company may need to curtail certain aspects of its expansion activities or consider other means of obtaining additional financing, although there is no guarantee that any such additional financing would be available to the Company.

SYSOREX GLOBAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements have been prepared using the accounting records of Sysorex Global and its wholly-owned subsidiaries in 2015, Sysorex Federal, Inc., Sysorex Government Services, Inc., Lilien Systems, Shoom, Inc., AirPatrol Corporation and AirPatrol Canada as of April 16, 2014 and its majority-owned subsidiary, Sysorex Arabia LLC.  All material inter-company balances and transactions have been eliminated.

The Company owns 50.2% of Sysorex Arabia. As of December 31, 2015 there is $772,000 reported as assets held for sale and $2,026,000 as liabilities held for sale. The Company’s Board of Directors authorized management on October 29, 2015 to close its Saudi Arabia legal entity at an appropriate time and manner as business activities have been shifted to resellers and strategic partners in the region. During the year ended December 31, 2015 and 2014 Sysorex Arabia had immaterial operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each of the reporting periods.  Actual results could differ from those estimates. The Company’s significant estimates consist of:

●	The valuation of the assets and liabilities acquired from AirPatrol and LightMiner as described in Note 3 and Note 4, respectively;

●	The valuation of stock-based compensation;

●	The allowance for doubtful accounts;

●	The valuation allowance for the deferred tax asset; and

●	Impairment of long-lived assets.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, checking accounts, money market accounts and temporary investments with maturities of three months or less when purchased. As of December 31, 2015 and 2014 the Company had no cash equivalents.

SYSOREX GLOBAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 2 - Summary of Significant Accounting Policies (continued)

Restricted Cash

In connection with certain transactions, the Company may be required to deposit assets, including cash or investment shares, in escrow accounts.  The assets held in escrow are subject to various contingencies that may exist with respect to such transactions.  Upon resolution of those contingencies or the expiration of the escrow period, some or all the escrow amounts may be used and the balance released to the Company. As of December 31, 2015 the Company had $350,000 deposited in escrow as restricted cash for the Shoom acquisition, of which any amounts not subject to claims shall be released to the Shoom Stockholders, on a pro-rata basis, on each of the next (5) anniversary dates of the Closing Date. $70,000 of that amount is current and included in Other Current Assets and $282,000 is non-current and included in Other Assets on the balance sheet. Additionally, the Company had $90,000 on deposit with the Company’s clearing organization which is included as restricted cash in Other Current Assets as of December 31, 2015. As of December 31, 2014 the Company had $420,000 deposited in escrow shown as Restricted Cash of which $70,000 was part of Other Current Assets and Restricted Cash – net of current portion of $350,000 was part of Other Assets for the Shoom acquisition.

Accounts Receivable, net and Allowance for Doubtful Accounts

Accounts receivables are stated at the amount the Company expects to collect.  The Company recognizes an allowance for doubtful accounts to ensure accounts receivables are not overstated due to un-collectability.  Bad debt reserves are maintained for various customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience.  An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings, or deterioration in the customers’ operating results or financial position.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.  The Company has recorded an allowance for doubtful accounts of $285,000 and $9,000 as of December 31, 2015 and 2014, respectively.

Inventory

Inventory is stated at the lower of cost or market utilizing the first-in, first-out method. The Company continually analyzes its slow-moving, excess and obsolete inventories.  Based on historical and projected sales volumes and anticipated selling prices, the Company establishes reserves.  If the Company does not meet its sales expectations, these reserves are increased.  Products that are determined to be obsolete are written down to net realizable value.  As of December 31, 2015 and 2014, the Company deemed any such allowance nominal.

Deferred Financing Costs

Cost incurred in conjunction with the debt financing has been capitalized and will be amortized to interest expense using the straight line method, which approximates the interest rate method, over the term of the debt and is included as a component of other assets. The Company incurred $144,000 of deferred financing costs and amortized $23,000 and $91,000 of those costs during the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, accumulated amortization approximated $144,000 and $121,000, respectively.

Prepaid Licenses and Maintenance Contracts

Prepaid licenses and maintenance contracts represent payments made by the Company directly to the manufacturer. The Company acts as the principal and the primary obligor in the transaction and amortizes the capitalized costs ratably over the term of the contract to cost of revenues, generally one to five years.

SYSOREX GLOBAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 2 - Summary of Significant Accounting Policies (continued)

Property and Equipment, net

Property and equipment are recorded at cost less accumulated depreciation and amortization.  The Company depreciates its property and equipment for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, which range from 3 to 7 years.  Leasehold improvements are amortized over the lesser of the useful life of the asset, or the initial lease term.  Expenditures for maintenance and repairs, which do not extend the economic useful life of the related assets, are charged to operations as incurred, and expenditures, which extend the economic life, are capitalized.  When assets are retired, or otherwise disposed of, the costs and related accumulated depreciation or amortization are removed from the accounts and any gain or loss on disposal is recognized.

 Intangible Assets

Intangible assets primarily consist of developed technology, customer lists/relationships, non-compete agreements, export license and trade names/trademarks. They are amortized ratably over a range of one to seven years which approximates customer attrition rate and technology obsolescence. The Company assesses the carrying value of its intangible assets for impairment each year. Based on its assessments, the Company did not incur any impairment charges for the years ended December 31, 2015 and 2014.

Goodwill

The Company records goodwill and other indefinite-lived assets in connection with business combinations. Goodwill, which represents the excess of acquisition cost over the fair value of the net tangible and intangible assets of acquired companies, is not amortized. Indefinite-lived assets are stated at fair value as of the date acquired in a business combination. The Company’s goodwill balance and other assets with indefinite lives are evaluated for potential impairment annually each year and in certain other circumstances. The evaluation of impairment involves comparing the current fair value of the business to the recorded value, including goodwill. To determine the fair value of the business, the Company utilizes both the “Income Approach”, which is based on estimates of future net cash flows, and the “Market Approach”, which observes transactional evidence involving similar businesses. There was no impairment for the years ended December 31, 2015 and 2014.

Software Development Costs

The Company develops and utilizes internal software for the processing of data provided by its customers. Costs incurred in this effort are accounted for under the provisions of FASB ASC 350-40, Internal Use Software and ASC 985-20, Software – Cost of Software to be Sold, Leased or Marketed, whereby direct costs related to development and enhancement of internal use software is capitalized, and costs related to maintenance are expensed as incurred. The Company capitalizes its direct internal costs of labor and associated employee benefits that qualify as development or enhancement. These software development costs are amortized over the estimated useful life which management has determined ranges from one to five years.

Research and Development

Research and development costs consist primarily of professional fees. All research and development costs are expensed as incurred.

SYSOREX GLOBAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 2 - Summary of Significant Accounting Policies (continued)

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

Based on its assessments, the Company did not record any impairment charges for the years ended December 31, 2015 and 2014.

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

Non-Controlling Interest

The Company has a 50.2% equity interest in SA as of December 31, 2015 and 2014.  The portion of the Company’s deficiency attributable to this third-party non-controlling interest was approximately $1.6 million as of December 31, 2015 and 2014.

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

Foreign Currency Translation

Assets and liabilities related to the Company’s foreign operations are calculated using the Saudi Riyal and Canadian Dollar and are translated at end-of-period exchange rates, while the related revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments are recorded as a separate component of consolidated stockholders’ equity and were an income of $49,000 and a loss of $18,000 for the years ended December 31, 2015 and 2014, respectively. Gains or losses resulting from transactions denominated in foreign currencies are included in other income (expense) in the consolidated statements of operations. The Company engages in foreign currency denominated transactions with customers that operate in functional currencies other than the U.S. dollar. Aggregate foreign currency net transaction losses were not material for the years ended December 31, 2015 and 2014, respectively.

SYSOREX GLOBAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 2 - Summary of Significant Accounting Policies (continued)

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) and its components in its consolidated financial statements. Comprehensive loss consists of net loss, foreign currency translation adjustments and unrealized gains and losses from marketable securities, affecting stockholders’ equity that, under US GAAP, are excluded from net loss.

Revenue Recognition

The Company provides IT solutions and services to customers with revenues currently derived primarily from the sale of third-party hardware and software products, software, assurance, licenses and other consulting services, including maintenance services and recognizes revenue once the following four criteria are met: (1) persuasive evidence of an arrangement exists, (2) the price is fixed and determinable, (3) shipment (software and hardware) or fulfillment (maintenance) has occurred, and (4) there is reasonable assurance of collection of the sales proceeds (the “Revenue Recognition Criteria”). In addition, the Company also records revenues in accordance with Accounting Standards Codification (“ASC”) Topic 605-45 “Principal Agent Consideration” (“ASC 605-45”). The Company evaluates the sales of products and services on a case by case basis to determine whether the transaction should be recorded gross or net, including, but not limited to, assessing whether or not the Company: 1) is the primary obligor in the transaction; 2) has inventory risk with respect to the products and/or services sold; 3) has latitude in pricing; and 4) changes the product or performs part of the services sold. The Company evaluates whether revenues received from the sale of hardware and software products, licenses, and services, including maintenance and professional consulting services, should be recognized on a gross or net basis on a transaction by transaction basis. As of December 31, 2015, the Company has determined that all revenues received should be recognized on a gross basis in accordance with applicable standards.

Cooperative reimbursements from vendors, which are earned and available, are recorded during the period the related transaction has occurred. Cooperative reimbursements are recorded as a reduction of cost of sales in accordance with ASC Topic 605-50 “Accounting by a Customer (including reseller) for Certain Consideration Received from a Vendor.” Provisions for returns are estimated based on historical collections and credit memo analysis for the period.  The Company receives Marketing Development Funds (MDF) from vendors based on quarterly or annual sales performance to promote the marketing of vendor products and services. The Company must file claims with vendors for these cooperative reimbursements by providing invoices and receipts for marketing expenses. Reimbursements are recorded as a reduction of marketing expenses and other applicable selling general and administrative expenses ratably over the period in which the expenses are expected to occur. The Company receives vendor rebates which are recorded to cost of sales.

The Company also enters into sales transactions whereby customer orders contain multiple deliverables, and reports its multiple deliverable arrangements under ASC 605-25 “Revenue Arrangements with Multiple Deliverables” (“ASC-605-25”). These multiple deliverable arrangements primarily consist of the following deliverables: the Company’s design, configuration, installation, integration, warranty/maintenance and consulting services; and third-party computer hardware, software and warranty maintenance services.   In situations where the Company bundles all or a portion of the separate elements, Vendor Specific Objective Evidence (“VSOE”) is determined based on prices when sold separately.  For the years ended December 31, 2015 and 2014 revenues recognized as a result of customer contracts requiring the delivery of multiple elements was $33.7 million and $41.3 million, respectively.

SYSOREX GLOBAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 2 - Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

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

Maintenance and Professional Services Revenue Recognition

With respect to sales of our maintenance, consulting and other service agreements including our digital advertising and electronic services, the Revenue Recognition Criteria is met once the service has been provided. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. The fixed rate includes direct labor, indirect expenses, and profits. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. Anticipated losses are recognized as soon as they become known. For the years ended December 31, 2015 and 2014, the Company did not incur any such losses. These amounts are based on known and estimated factors. Revenues from time and material or firm fixed price long-term and short-term contracts are derived principally with various United States Government agencies and commercial customers.

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

The Company’s storage and computing segment maintenance services agreements permit customers to obtain technical support from the Company and/or the manufacturer and to update, at no additional cost, to the latest technology if new software updates are introduced during the period that the maintenance agreement is in effect. Since the Company assumes certain responsibility for product staging, configuration, installation, modification, and integration with other client systems, or retains general inventory risk upon customer return or rejection and is most familiar with the customer and its required specifications, it generally serves as the initial contact with the customer with respect to any storage and computing maintenance services required and therefore will perform all or part of the required service.

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

SYSOREX GLOBAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 2 - Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

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

The Company incurred stock-based compensation charges, net of estimated forfeitures of $1.4 million and $1.7 million for the years ended December 31, 2015 and 2014, respectively.  The following table summarizes the nature of such charges for the years then ended (in thousands):

	Years Ended December 31,
	2015	2014
Compensation and related benefits	$956	$1,043
Professional fees	468	340
Acquisition transaction costs	--	340

Totals	$1,424	$1,723

SYSOREX GLOBAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
	2015	2014
Options	4,753,049	2,792,658
Warrants	561,262	511,262
Shares accrued but not issued	1,842,000	35,715

Totals	7,156,311	3,339,635

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued expenses, deferred revenue, and short term debt. The Company determines the estimated fair value of such financial instruments presented in these financial statements using available market information and appropriate methodologies. These financial instruments except for short term debt are stated at their respective historical carrying amounts, which approximate fair value due to their short term nature. Short-term debt approximates market value based on similar terms available to the company in the market place.

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

Recent Accounting Pronouncements

In April, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”).  This new standard raises the threshold for disposals to qualify as discontinued operations, allows companies to have significant continuing involvement and continuing cash flows and provides for new and additional disclosures of discontinued operations and individually material disposal transactions. The adoption of this pronouncement did not have a material effect on the consolidated financial statements.

In May, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2018 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. Early application is only permitted as of January 1, 2017. The Company is currently evaluating the effect of the ASU on its financial position, results of operations and cash flows.

SYSOREX GLOBAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 2 - Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In June, 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this pronouncement did not have a material effect on the consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03 (“ASU 2015-03”), “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts, instead of being presented as an asset. ASU 2015-03 is effective for the Company on January 1, 2016. Once adopted, entities are required to apply the new guidance retrospectively to all prior periods presented. The retrospective application represents a change in accounting principle. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the effect that ASU 2015-03 will have on its consolidated financial statements and related disclosures.

In May 2015, the FASB issued ASU No. 2015-07 (“2015-07”), “Fair Value Measurement.” ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. ASU 2015-07 is effective for the Company on January 1, 2016. Early adoption is permitted. The Company does not expect the adoption of ASU 2015–07 to have a significant impact on its consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16 (“ASU 2015-16”), “Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments”. The update requires that the acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined (not retrospectively as with prior guidance). Additionally, the acquirer must record in the same period’s financial statements the effect on earnings of changes in depreciation, amortization or other income effects as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the time of acquisition. The acquiring entity is required to disclose, on the face of the financial statements or in the footnotes to the financial statements, the portion of the amount recorded in current period earnings, by financial statement line item, that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for the Company on January 1, 2016. The adoption of this standard is not expected to have a material impact on its consolidated financial statements.

SYSOREX GLOBAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 2 - Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which simplifies the presentation of deferred income taxes. ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016 (and interim periods within those fiscal years) with early adoption permitted. ASU 2015-17 may be either applied prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. The adoption of this standard is not expected to have a material impact on its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01 (“ASU 2016-01”), “Financial Instruments – Overall (Subtopic 825-10)”. ASU 2016-01 updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The new guidance is effective for us on January 1, 2018. The Company does not expect the adoption of ASU 2016–01 to have a significant impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 (“ASU 2016-02), “Leases (Topic 842).” ASU 2016-02 requires a lessee to recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. ASU 2016-02 is effective for the Company on January 1, 2019. Early adoption is permitted. The Company is currently evaluating the effect that ASU 2016-02 will have on its consolidated financial statements.

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

Note 3 - Acquisition of AirPatrol Corporation

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

SYSOREX GLOBAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 3 - Acquisition of AirPatrol Corporation (continued)

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

The total recorded purchase price for the transaction was $19.7 million which consisted of $9.5 million cash paid and $10.2 million for the value of stock. The Company evaluated the fair value of the contingent earn out liability and determined nothing was owed. During 2015 an agreement was reached with the shareholder representative of AirPatrol regarding the 800,000 shares that were deposited in the holdback escrow whereby the sum of 561,172 shares were authorized to be released to the AirPatrol security holders and 238,828 shares were released to the Company for cancellation.

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

SYSOREX GLOBAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 3 - Acquisition of AirPatrol Corporation (continued)

(A)	Other current assets consist primarily of approximately $32,000 of prepaid expenses and $119,000 of security deposits.

(B)	The trade name/trademarks, customer relationships and developed technology are identifiable intangible assets that are being amortized over their useful life of seven years.

(C)	The non-compete agreements are an identifiable intangible asset that is being amortized over their useful life of one and three years.

(D)	Other current liabilities consist primarily of approximately $214,000 of payroll liabilities, $564,000 of an advance from Sysorox Global that was settled immediately after closing, $42,000 of deferred rent and $129,000 of unearned revenue.

(E)	Other long term liabilities consist primarily of approximately $132,000 for a furniture lease and a $100,000 note payable.

(F)	Goodwill is not tax deductible.

Note 4 - LightMiner Systems, Inc. Asset Acquisition

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

The Company also agreed to issue to the Owner an aggregate of 127,000 restricted shares of Common Stock (the “Owner Stock Consideration”) with a fair value of $286,000 at the date of closing on the First Anniversary and issue to the Owner an option to purchase up to 100,000 shares of Company’s Common Stock in accordance with the terms and conditions of the Company’s 2011 Employee Stock Incentive Plan, as amended, pursuant to an at-will employment offer letter. In addition, the Company agreed to issue to another pre-acquisition principal of LightMiner additional shares of the Company’s common stock equal to $200,000 divided by the Sysorex Weighted Average Price, however the price may not be less than $2.00 per share for which the company has sufficient authorized and unissued shares of common stock.

The Company evaluated the common stock to be issued in accordance with ASC 815 “Derivatives and Hedging”. Accordingly, the common stock to be issued is recorded as a liability at fair value as of each reporting date and marked to market through earnings. The number of shares to be issued under this arrangement was limited to a price of not less than $2.00 per share for which the Company has sufficient authorized and unissued shares of common stock to settle the obligation.

The total recorded purchase price for the transaction was $3,705,000 which consisted of the cash paid of $19,000 and $3,686,000 representing the value of the stock to be issued upon the one year anniversary of the closing.

SYSOREX GLOBAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 4 - LightMiner Systems, Inc. Asset Acquisition (continued)

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

Note 6 – Proforma Financial Information

The following unaudited proforma financial information presents the consolidated results of operations of the Company and AirPatrol for the year ended December 31, 2014, as if the acquisition of AirPatrol had occurred on January 1, 2014. The proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.

For the Year Ended
(in thousands, except share amounts )	December 31, 2014
Revenues	$63,224
Net Loss Attributable to Common Shareholder	$(8,726)
Weighted Average Number of Common Shares Outstanding, basic and diluted	19,498,727
Loss Per Common Share - Basic and Diluted	$(0.45)

Note 7 - Due from Related Parties

Non-interest bearing amounts due on demand from a related party was $666,000 as of December 31, 2015 and 2014, and consists primarily of amounts due from Sysorex Consulting, Inc. As Sysorex Consulting, Inc. is a direct shareholder of and an investor in the Company, the amounts due from Sysorex Consulting, Inc. as of December 31, 2015 and 2014 have been classified in and as a reduction of stockholders' deficiency.

SYSOREX GLOBAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 8 – Notes and Other Receivables

Notes and other receivables at December 31, 2015 and 2014 consisted of the following (in thousands):

	As of December 31,
	2015	2014
Notes receivable	$900	$900
Other receivables	440	393
Total Notes and Notes Receivables	$1,340	$1,293

Notes Receivable

On July 17, 2014, the Company loaned $900,000 to a third party pursuant to the terms of a promissory note. The note is collateralized by the assets of the third party debtor. The promissory note’s extended due date is March 31, 2016, and accrues interest at a rate of 8% per annum. The interest accrued on the note as of December 31, 2015 was $105,000.

Other Receivables

Other receivables primarily consist of receivables for cooperative reimbursements from vendors; marketing development funds from vendors; unbilled revenue earned under contracts in advance of billings; and interest receivable from the notes receivable.

Note 9 - Inventory

Inventory at December 31, 2015 and 2014 consisted of the following (in thousands):

	As of December 31,
	2015	2014
Raw materials	$153	$96
Work in process	64	113
Finished goods	538	401
Total Inventory	$755	$610

Note 10 - Property and Equipment, net

Property and equipment at December 31, 2015 and 2014 consisted of the following (in thousands):

	As of December 31,
	2015	2014
Computer and office equipment (1)	$1,528	$1,311
Furniture and fixtures (1)	274	309
Leasehold improvements	68	204
Software	253	180
Vehicles	--	207
Total	2,123	2,211
Less: accumulated depreciation and amortization (1)	(731)	(903)

Total Property and Equipment, Net	$1,392	$1,308

(1) Includes assets under capital lease arrangements (see Note 17).

Depreciation and amortization expense was $480,000 and $279,000 for the years ended December 31, 2015 and 2014, respectively.

SYSOREX GLOBAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 11 – Software Development Costs

Capitalized software development costs as of December 31, 2015 and 2014 consisted of the following (in thousands):

	As of December 31,
	2015	2014
Capitalized software development costs	$1,468	$292
Accumulated amortization	(187)	(14)
Software development costs, net	$1,281	$278

The weighted average remaining amortization period for the Company’s software development costs is 3.81 years.

Amortization expense for internally-developed computer software was $173,000 and $14,000 for the years ended December 31, 2015 and 2014, respectively.

Future amortization expense on the computer software is anticipated to be as follows (in thousands):

Years Ending December 31,	Amount
2016	$607
2017	392
2018	254
2019	28
Total	$1,281

Note 12 - Intangible Assets

Intangible assets at December 31, 2015 and 2014 consisted of the following (in thousands):

Amortized Intangible Assets	Gross Carrying Amount		Accumulated Amortization
	December 31,		December 31,
	2015	2014	2015	2014
Lilien	$5,380	$5,380	$(2,178)	$(1,409)
Shoom	2,770	2,770	(1,268)	(725)
AirPatrol	13,260	13,260	(3,818)	(1,600)
LightMiner	3,479	--	(464)	--
Totals	$24,889	$21,410	$(7,728)	$(3,734)

Lilien Acquisition

Balances of the intangible assets that relate to the Lilien acquisition are as follows as of December 31, 2015 and 2014 (in thousands):

Amortized Intangible Assets	Gross Carrying Amount		Accumulated Amortization
	December 31,		December 31,
	2015	2014	2015	2014
Trade name/trademarks	$3,250	$3,250	$(1,316)	$(851)
Customer relationships	2,130	2,130	(862)	(558)
Totals	$5,380	$5,380	$(2,178)	$(1,409)

SYSOREX GLOBAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 12 - Intangible Assets (continued)

The weighted average remaining amortization period for the Company’s trade names/trademarks and customer relationships is 2.52 and 1.65 years, respectively.

Shoom Acquisition

Balances of the intangible assets that relate to the Shoom acquisition are as follows as of December 31, 2015 and 2014 (in thousands):

Amortized Intangible Assets	Gross Carrying Amount		Accumulated Amortization
	December 31,		December 31,
	2015	2014	2015	2014
Trade name/trademarks	$120	$120	$(40)	$(23)
Customer relationships	1,270	1,270	(423)	(242)
Developed technology	1,380	1,380	(805)	(460)
Totals	$2,770	$2,770	$(1,268)	$(725)

The weighted average remaining amortization period for the Company’s trade names/trademarks, customer relationships and developed technology is 0.25, 2.63 and 0.64 years, respectively.

AirPatrol Acquisition

Balances of the intangible assets that relate to the AirPatrol acquisition are as follows as of December 31, 2015 and 2014 (in thousands):

Amortized Intangible Assets	Gross Carrying Amount		Accumulated Amortization
	December 31,		December 31,
	2015	2014	2015	2014
Trade name/trademarks	$660	$660	$(161)	$(67)
Customer relationships	1,350	1,350	(769)	(318)
Developed technology	10,850	10,850	(2,648)	(1,097)
Non-competing agreements	400	400	(240)	(118)
Totals	$13,260	$13,260	$(3,818)	$(1,600)

The weighted average remaining amortization period for the Company’s trade names/trademarks, customer relationships, developed technology and non-compete agreements is 0.28, 0.08, 4.63 and 0.02 years, respectively.

LightMiner Acquisition

Balances of the intangible assets that relate to the LightMiner acquisition are as follows as of December 31, 2015 and 2014 (in thousands):

Amortized Intangible Assets	Gross Carrying Amount		Accumulated Amortization
	December 31,		December 31,
	2015	2014	2015	2014
Developed technology	$3,465	$--	$(462)	$--
Export license	14	--	(2)	--
Totals	$3,479	$--	$(464)	$--

SYSOREX GLOBAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 12 - Intangible Assets (continued)

The weighted average remaining amortization period for the Company’s developed technology and export license is 4.32 and 0.02 years, respectively.

Aggregate Amortization Expense:

Aggregate amortization expense for the years ended December 31, 2015 and 2014 were $3,994,000 and $2,913,000, respectively.

Future amortization expense on intangibles assets is anticipated to be as follows (in thousands):

Years Ending December 31,	Amount
2016	$4,226
2017	3,705
2018	3,307
2019	3,307
2020	2,137
Thereafter	479
Total	$17,161

Note 13 – Goodwill

The changes to the carrying value of goodwill for the year ended December 31, 2015 and 2014 are as follows (in thousands):

	As of December 31,
	2015	2014
Beginning Balance	$13,166	$5,708
Measurement period adjustment	--	59
AirPatrol acquisition	--	7,399
Ending Balance	$13,166	$13,166

The measurement period adjustment of $59,000 during the year ended December 31, 2014 relates to an adjustment of the tax attributes associated with the assets acquired in the Shoom, Inc. acquisition.

SYSOREX GLOBAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 14 – Discontinued Operations

As of December 31, 2015, the Company’s management decided to close its Saudi Arabia legal entity as business activities have been shifted to resellers and strategic partners in the region.

In accordance with ASC topic 360 “Property, Plant and Equipment”, the Company has elected to classify the assets and liabilities as discontinued assets and liabilities in the accompanying consolidated financial statements.

The major categories of discontinued assets and liabilities in the consolidated balance sheets at December 31, 2015 and 2014 are as follows (in thousands):

	December 31, 2015	December 31, 2014
Assets
Accounts receivable, net	1	1
Notes and other receivables	8	12
Other assets	763	2
Total Current Assets	772	15

Other assets	--	763
Total Assets	$772	$778

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$178	$178
Accrued liabilities	888	893
Deferred revenue	236	236
Due to related party	2	--
Short-term debt	722	722
Total Current Liabilities	2,026	2,029

Long Term Liabilities	--	--

Total Liabilities	$2,026	$2,029

The Company has entered into surety bonds with a financial institution in Saudi Arabia which guaranteed performance on certain contracts.  Deposits for surety bonds amounted to $749,000 as of December 31, 2015 and 2014. These bonds will be released once the related contract is closed out which is expected to occur during the year ended December 31, 2016. Deposits are included on the Consolidated Balance Sheets in Assets held for dissolution.

End of Service Indemnity Provision

In accordance with local labor laws, Sysorex Arabia LLC is required to accrue benefits payable to the employees of the Company at the end of their services with the Company. As of December 31, 2015 and 2014, the Company has accrued approximately $0 and $146,000, respectively which has been included as a component of General and Administrative Costs.

SYSOREX GLOBAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 15 – Deferred Revenue

Deferred revenue as of December 31, 2015 and 2014 consisted of the following:

	As of December 31,
	2015	2014
Deferred Revenue, Current
Maintenance agreements	$9,025	$8,321
Services	70	132
Total Deferred Revenue, Current	9,095	8,453

Deferred Revenue, Non-Current
Maintenance agreements	7,666	7,181

Total Deferred Revenue	$16,761	$15,634

The fair value of the deferred revenue approximates the services to be rendered.

Note 16 – Debt

Debt as of December 31, 2015 and 2014 consisted of the following (in thousands):

	As of December 31,
	2015	2014
Short-Term Debt
Notes payable	$170	$423
Revolving line of credit	8,580	3,898
Term loan	667	375
Total Short-Term Debt	$9,417	$4,696

Long-Term Debt
Notes payable	$282	$100
Term loan	944	--
Total Long-Term Debt	$1,226	$100

Revolving Line of Credit

On May 13, 2014 the Company and Bridge Bank entered into Amendment 2 to the Business Finance Agreement (the “BFA”) dated March 15, 2013 in connection with the Company’s acquisition of AirPatrol. The provisions of the amendment are effective as of April 16, 2014.  Amendment 2 amended certain sections of the BFA; extended the revolving advances maturity date to April 16, 2016; defined the Term advance maturity date as August 27, 2015; approved the acquisition of AirPatrol Corporation and waived any defaults by the Company of the Performance to Plan covenant since August 29, 2013 through the date of the amendment.

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

On May 4, 2015 (effective as of April 29, 2015), the Company and Bridge Bank entered into Amendment 4 to the BFA dated March 15, 2013 to add the Company, Sysorex Federal, AirPatrol and Shoom as borrowers under the agreement, amend certain financial covenants, increase the credit limit to $10.0 million and provide for a second term loan as described below.

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

SYSOREX GLOBAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 16 – Debt (continued)

Revolving Line of Credit (continued)

On March 25, 2016, the Company, and certain of its wholly-owned subsidiaries (collectively, the “Borrowers”), entered into an amendment and waiver (the “Amendment”) to that certain business financing agreement dated March 15, 2013, as amended (the “Agreement”), with Western Alliance Bank, as successor in interest to Bridge Bank, N.A. (the “Lender”). Pursuant to the Amendment, the Lender waived any non-compliance by the Borrowers with respect to the minimum adjusted EBITDA requirements as of December 31, 2015.  In addition, the Lender and the Borrowers agreed that the adjusted EBITDA for the six months ended March 31, 2016 would not be less than $(2,200,000) and on or before April 30, 2016, the Borrowers and Lender must agree to additional financial covenants for the fiscal quarters ended June 30, 2016, September 30, 2016 and December 31, 2016.

Term Loan

On May 4, 2015 (effective as of April 29, 2015), the Company and Bridge Bank entered into Amendment 4 to the BFA dated March 15, 2013 which provided for a second term loan of $2 million which matures on April 29, 2018 of which $167,000 was used to pay off the balance of the initial term loan. The term loan accrues interest at Bridge Bank's prime rate plus 2%. At December 31, 2015 the interest rate was 5.5%. The Company will make payments of $56,000 on the term loan on the first day of each month commencing on May 1, 2015 until the loan amount is paid in full. The balance due on the term loan is scheduled to be paid in full during the year ending December 31, 2018.

Note 17 - Capital Lease Obligations

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

The following is an analysis of the property under capital leases included in property and equipment (see Note 10) (in thousands):

	As of December 31,
	2015	2014
Furniture and fixtures	$127	$127
Accumulated depreciation	(45)	(19)
Net Furniture and fixtures	$82	$108

Computer and office equipment	$649	$649
Accumulated depreciation	(151)	(22)
Net Computer and office equipment	$498	$627

Depreciation expense for leased property and equipment for the years ended December 31, 2015 and 2014 were $156,000 and $41,000, respectively.

Future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2015 (in thousands):

Years Ending December 31,	Furniture	Equipment	Total
2016	$31	$161	$192
2017	31	161	192
2018	31	161	192
2019	4	54	58
Total Minimum Lease Payments	97	537	634
Less: Imputed interest	(8)	(64)	(72)
Capital Lease Obligations (A)	$89	$473	$562

(A)	Capital lease obligations are included on the Consolidated Balance Sheets in Accrued liabilities for the current portion due and Other liabilities for the non-current portion due as of December 31, 2015.

SYSOREX GLOBAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 18 - Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share with rights, preferences, privileges and restrictions as to be determined by the Company’s Board of Directors.  There were no shares of preferred stock issued and outstanding as of December 31, 2015 and 2014.

Note 19 - Equity Raise

On April 9, 2014, the Company entered into an underwriting agreement (the “2014 Underwriting Agreement”) with Wellington Shields & Co. LLC and Dougherty & Co. LLC (collectively, the “2014 Underwriters”), with respect to the sale by the Company and the purchase by the 2014 Underwriters of an aggregate of 3,333,333 shares of the Company’s common stock, par value $0.001 per share, at a price to the public of $6.00 per Share, including 166,667 shares sold by a selling stockholder who is an executive officer and director of the Company.

The net proceeds to the Company from the sale of 3,166,666 shares in the offering, excluding the shares sold by the selling stockholder, are approximately $16.6 million, after deducting the underwriting discounts, fees and commissions.

On April 15, 2014 the 2014 Underwriters received warrants to purchase 100,000 shares of common stock exercisable at $7.50 per share in connection with the 2014 Underwriting Agreement. The warrants are exercisable commencing one year after the effective date of the registration statement related to the offering and will be exercisable for four years thereafter.

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

Note 20 - Common Stock

On February 26, 2014, the Company issued 400,000 shares of common stock at $5.20 per share for net proceeds of $2.1 million in equity financing from a strategic investor.

On April 9, 2014, and as more fully described in Note 19, the Company issued 3,166,666 shares of common stock at $6.00 per share for proceeds of approximately $16.6 million, after deducting the underwriting discounts, fees and commissions.

On April 18, 2014, and as more fully described in Note 3, the Company issued 1,832,808 shares of restricted common stock to former security holders, directors, officers and consultants of AirPatrol Corporation pursuant to the AirPatrol Agreement. Out of these shares, 800,000 shares were issued to an escrow holder for the benefit of former stockholders and warrant holders of AirPatrol Corporation.

On May 15, 2014, the Company issued 12,539 shares of common stock to employees who had exercised employee stock options for cash proceeds of $13,000.

SYSOREX GLOBAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 20 - Common Stock (continued)

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

During the year ended December 31, 2014, the Company issued 137,536 shares of common stock under the terms of consulting services agreements which were fully vested upon the dates of the grants. The Company recorded expenses of $340,000 for the value of those shares on the grant dates.

On July 1, 2015, the Company issued 1,361 shares of common stock to employees who had exercised employee stock options in a cashless exercise.

On September 30, 2015, and as more fully described in Note 19, the Company issued 5,250,000 of common stock at $1.00 per share for proceeds of approximately $4.7 million, after deducting the underwriting discounts, fees and commissions.

During the year ended December 31, 2015, the Company issued 351,240 shares of common stock for services which were fully vested upon the date of grant. The Company recorded an expense of $455,000 for the fair value of those shares.

Note 21 - Options

During the three months ended March 31, 2014, the Company granted options for the purchase of 10,000 shares of common stock to an employee. These options have a four year vesting schedule, have a life of ten years and an exercise price of $4.74 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the award was $17,000.  The fair value of the common stock as of the grant date was $4.06 share.

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

During the three months ended June 30, 2014, the Company granted options for the purchase of 135,000 shares of common stock to employees of the Company. These options are one hundred percent vested or vest pro-rata over 48 months and have a life of ten years and an exercise price that ranged from $4.85 to $5.20 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the awards was $316,000. The fair value of the common stock as of the grant date was determined to range from $4.85 to $5.20 per share.

During the three months ended September 30, 2014, the Company granted options for the purchase of 75,000 shares of common stock to an employee. These options vest pro-rata over 48 months and have a life of ten years and an exercise price of $3.79 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the award was $128,000. The fair value of the common stock as of the grant date was $3.79 per share.

During the three months ended December 31, 2014, the Company granted options for the purchase of 347,500 shares of common stock to employees, consultants and independent directors of the Company. These options vest pro-rata over 48 months, have a life of ten years and an exercise price of $2.97 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the awards was $449,000. The fair value of the common stock as of the grant date was $2.97 per share.

SYSOREX GLOBAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 21 – Options (continued)

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

 During the three months ended December 31, 2015, the Company granted options for the purchase of 421,500 shares of common stock to employees of the Company. These options are one hundred percent vested or vest pro-rata over 48 months, have a life of ten years and an exercise price that ranged from $0.67 to $0.99 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the awards was $199,000. The fair value of the common stock as of the grant date was determined to range from $0.67 to $0.99 per share.

As of December 31, 2015, the fair value of non-vested options totaled $3.5 million which will be amortized to expense over the weighted average remaining term of 1.67 years.

The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option-pricing model.  Key weighted-average assumptions used to apply this pricing model during the years ended December 31, 2015 and 2014 were as follows:

	2015	2014
Risk-free interest rate	1.73% to 2.27%	2.29% to 2.82%
Expected life of option grants	7 years	7 years
Expected volatility of underlying stock	39.4% to 51.45%	38.1% to 39.4%
Dividends Assumption	0	0

The expected stock price volatility for the Company’s stock options was determined by the historical volatilities for industry peers and used an average of those volatilities.  The Company attributes the value of stock-based compensation to operations on the straight-line single option method.  Risk free interest rates were obtained from U.S. Treasury rates for the applicable periods. The Company takes into account the forfeiture rate on a monthly basis over the vesting period.

SYSOREX GLOBAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 21 – Options (continued)

The following table summarizes the changes in options outstanding during the years ended December 31, 2015 and 2014:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2014	2,056,328	$1.84	$1,150
Granted	967,500	4.11	-
Exercised	(15,918)	-	-
Expired	(160,663)	-	-
Forfeitures	(87,714)	-	-
Outstanding at December 31, 2014	2,759,533	$2.62	$988
Granted	2,666,438	1.71	-
Exercised	(2,813)	-	-
Expired	(130,405)	-	-
Forfeitures	(539,704)	-	-
Outstanding at December 31, 2015	4,753,049	$2.00	$121

Exercisable at December 31, 2015	1,628,036	$1.88	$121

Exercisable at December 31, 2014	965,037	$2.33	$930

 Note 22 - Warrants

On April 15, 2014, the Company granted 100,000 warrants to the Underwriters of the April 9, 2014 equity raise in connection with the Underwriting Agreement, as more fully described in Note 19.  The warrants are exercisable commencing one year after the effective date of the registration statement related to the offering and will be exercisable for four years thereafter.  The warrants have an exercise price of $7.50 per share.  These warrants were part of the IPO capital raise and therefore a stock-based compensation charge was not required.

On November 17, 2015, the Company granted warrants for the purchase of 50,000 of common stock to a consultant.  The warrants were vested upon grant, have a three year life and an exercise price of $1.00 per share.  The Company valued the warrants using the Black-Scholes option valuation model and the fair value of the award was $11,400.

SYSOREX GLOBAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 22 – Warrants (continued)

The following table summarizes the changes in warrants outstanding during the years ended December 31, 2015 and 2014:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2014	411,262	$0.72	-
Granted	100,000	7.50	-
Exercised	-	-	-
Outstanding at December 31, 2014	511,262	$2.04	$-

Granted	50,000	1.00	-
Exercised	-	-	-
Outstanding at December 31, 2015	561,262	$1.95	$-

Exercisable at December 31, 2015	561,262	-	-

Exercisable at December 31, 2014	411,262	-	-

Note 23 - Income Taxes

The domestic and foreign components of income (loss) before income taxes from continuing operations for the years ended December 31, 2015 and 2014 are as follows (in thousands):

	2015	2014
Domestic	$(13,691)	$(6,431)
Foreign	1,963	(1,221)

Income from Continuing Operations before Provision for Income Taxes	$(11,728)	$(7,652)

The income tax provision (benefit) for the years ended December 31, 2015 and 2014 consists of the following (in thousands):

	2015	2014
Foreign
Current	$-	$-
Deferred	1,786	(303)
U.S. federal
Current	-	-
Deferred	(5,706)	(1,395)
State and Local
Current	0	--
Deferred	(1,073)	(278)
	(4,993)	(1,976)
Change in valuation allowance	4,993	1,976

Income Tax Provision	$0	$-

SYSOREX GLOBAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 23 - Income Taxes (continued)

The reconciliation between the U.S. statutory federal income tax rate and the Company’s effective rate for the years ended December 31, 2015 and 2014 is as follows:

	2015	2014
U.S. federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	6.3	2.4
Transaction costs		(4.5)
Incentive stock options	(2.3)	(3.3)
State rate change and other	(0.2)	(1.4)
US-Foreign income tax rate difference	1.3	(1.5)
Other permanent items	3.5	0.1
Change in valuation allowance	(42.6)	(25.8)
Effective Rate	(0.0)%	0.0%

As of December 31, 2015 and 2014, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:

(in 000s)	2015	2014
Deferred Tax Asset
Net operating loss carryovers	$13,149	$11,088
Deferred revenue	2,732	1,526
Stock based compensation	606	692
Fixed asset depreciation		164
Research credits	159	159
Accrued compensation	130	28
Other	228	18

Total Deferred Tax Asset	17,004	13,675
Less: valuation allowance	(11,085)	(6,091)

Deferred Tax Asset, Net of Valuation Allowance	$5,919	$7,584

Deferred Tax Liabilities	2015	2014
Intangible assets	$(4,917)	$(6,756)
Fixed assets	(209)
Other	(80)
Prepaid maintenance	(145)	(554)
Capitalized research	(568)	(274)
Total deferred tax liabilities	(5,619)	(7,584)

Net Deferred Tax Asset (Liability)	$--	$--

As of December 31, 2015 and 2014, the Company had approximately $32.3 million and $22.1 million, respectively, of U.S. federal and state net operating loss (“NOL”) carryovers available to offset future taxable income. These NOLs, if not utilized, begin expiring in the year 2023.

SYSOREX GLOBAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 23 - Income Taxes (continued)

In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s net operating loss carryover may be subject to an annual limitation in the event of a change of control, as defined by the regulations. On April 18, 2014, the Company acquired 100% of the outstanding capital stock of AirPatrol Corporation. As of April 18, 2014, AirPatrol had approximately $13.4 million of U.S. federal and state NOL carryovers available to offset future taxable income. In accordance with Section 382, these NOL carryovers are subject to an annual limitation of approximately $978,000. The Company also performed a preliminary evaluation as to whether a change of control has taken place and concluded that Softlead, Inc. experienced a change of ownership upon the completion of the reverse merger transaction in July 2011. It is estimated that Softlead’s NOLs are subject to an annual limitation of $331,000 for NOLs generated up through the date of the reverse merger in July 2011.

As of December 31, 2015 and 2014, the Company had approximately $1,199,000 and $1,180,000 respectively of Saudi Arabian NOL carryovers available to offset future taxable income. Although the carryover period is unlimited, only 25% of taxable income in any given year may be offset by the Company’s NOL carryovers. As of December 31, 2015 and 2014, AirPatrol Canada, which was acquired on April 18, 2014 as part of the AirPatrol Merger Agreement, had approximately $2,445,000 and $4,428,000 respectively, of Canadian NOL carryovers available to offset future taxable income. These NOLs, if not utilized, begin expiring in the year 2026. As of December 31, 2015 the Company’s management decided to close its Saudi Arabia legal entity. This may impact our carry forward of the NOL upon the completion of our plans.

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

ASC 740, “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of December 31, 2015 and 2014. As of December 31, 2015 and December 31, 2014, the change in valuation allowance was $4,993,000 and $1,976,000, respectively.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.  ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company is required to file income tax returns in the United States (federal), Canada, Saudi Arabia and in various state jurisdictions in the United States. Based on the Company’s evaluation, it has been concluded that there are no material uncertain tax positions requiring recognition in the Company’s financial statements for the years ended December 31, 2015 and 2014.

The Company’s policy for recording interest and penalties associated with unrecognized tax benefits is to record such interest and penalties as interest expense and as a component of selling, general and administrative expense, respectively.  There were no amounts accrued for interest or penalties for the years ended December 31, 2015 and 2014.  Management does not expect any material changes in its unrecognized tax benefits in the next year.

SYSOREX GLOBAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 23 - Income Taxes (continued)

The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities. The Company is subject to examination by U.S. tax authorities beginning with the year ended December 31, 2012. In general, the Canadian Revenue Authority may reassess taxes four years from the date the original notice of assessment was issued. The tax years that remain open and subject to Canadian reassessment are 2011- 2015. The Company is also subject to examination in Saudi Arabia for five years following the filing of the income tax return.

Note 24 - Credit Risk and Concentrations

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

The Company maintains cash deposits with financial institutions, which, from time to time, may exceed federally insured limits. Cash is also maintained at a foreign financial institution for its majority-owned subsidiary. Cash in foreign financial institutions as of December 31, 2015 and December 31, 2014 was immaterial. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash.

The following table sets forth the percentages of revenue derived by the Company from those customers which accounted for at least 10% of revenues during the years ended December 31, 2015 and 2014 (in thousands):

	As of December 31,
	2015		2014
	$	%	$	%
Customer A	16,705	25%	8,334	13%
Customer B	7,492	11%	6,395	10%

As of December 31, 2015, Customer A represented approximately 12%, Customer C represented approximately 12%, Customer D represented approximately 12%, and Customer E represented approximately 11% of total accounts receivable. As of December 31, 2014, Customer C represented approximately 12% of total accounts receivable.

As of December 31, 2015, two vendors represented approximately 40% and 22% of total gross accounts payable. Purchases from these vendors during the year ended December 31, 2015 were $24.6 million, and $2.8 million, respectively. As of December 31, 2014, two vendors represented approximately 39% and 13% of total gross accounts payable. Purchases from these vendors during the year ended December 31, 2014 were $23.4 million, and $7.2 million, respectively.

For the year ended December 31, 2015, two vendors represented approximately 56% and 11% of total purchases. For the year ended December 31, 2014, three vendors represented approximately 52%, 16% and 10% of total purchases.

SYSOREX GLOBAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 25 – Segment Reporting and Foreign Operations

The Company operates in the following business segments:

●	Mobile, IoT & Big Data Products: These products currently include our AirPatrol product line (location-based security and marketing platform for wireless and cellular devices that can detect, monitor and manage the content and behavior of smartphones, tablets and other mobile devices based on their location and user); on-premise big data appliance product (Light Miner Studio “LMS”) and will include future Sysorex owned products.

●	Storage and Computing: This segment includes third party hardware, software and related maintenance/warranty products and services that Sysorex resells. It includes but is not limited to products for enterprise computing; storage; virtualization; networking; etc.

●	SaaS Revenues: These are Software-as-a-Services (SaaS) or internet based hosted services including the Shoom product line and cloud based big data analytics services (based on our LMS product) and other data science services; analytics services for AirPatrol products and other managed services on a SaaS basis.

●	Professional Services: These are general IT services including but not limited to: custom application/software design; architecture and development; project management; C4I system consulting; strategic outsourcing; staff augmentation; data center design and operations services; data migration services and other non-SaaS services.

The financial data by business segment are as follows (in thousands):

	Mobile, IoT & Big Data Products	Storage and Computing	SaaS Revenues	Professional Services	Consolidated

Twelve Months Ended December 31, 2015:

Net revenues	$1,651	$49,978	$3,692	$11,636	$66,957
Cost of net revenues	$(510)	$(40,295)	$(824)	$(5,999)	$(47,628)
Gross profit	$1,141	$9,683	$2,868	$5,637	$19,329
Gross margin %	69%	19%	78%	48%	29%
Depreciation and amortization	$164	$122	$111	$2	$399
Amortization of intangibles	$2,681	$769	$544	$--	$3,994

Twelve Months Ended December 31, 2014:

Net revenues	$1,892	$48,312	$3,958	$8,787	$62,949
Cost of net revenues	$(406)	$(38,598)	$(801)	$(4,404)	$(44,209)
Gross profit	$1,486	$9,714	$3,157	$4,383	$18,740
Gross margin %	79%	20%	80%	50%	30%
Depreciation and amortization	$94	$128	$31	$13	$266
Amortization of intangibles	$1,600	$769	$544	$--	$2,913

SYSOREX GLOBAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 25 – Segment Reporting and Foreign Operations (continued)

Reconciliation of reportable segments’ combined income from operations to the consolidated loss before income taxes is as follows (in thousands):

	For the Twelve Months Ended December 31,
	2015	2014
Income from operations of reportable segments	$19,329	$18,740
Unallocated operating expenses	(30,770)	(26,446)
Interest expense	(448)	(387)
Other income (expense)	161	441
Consolidated loss before income taxes	$(11,728)	$(7,652)

The Company’s operations are located primarily in the United States, Canada and Saudi Arabia. Revenues by geographic area are attributed by country of domicile of our subsidiaries. The financial data by geographic area are as follows (in thousands):

	United		Saudi
	States	Canada	Arabia	Eliminations	Total
Twelve Months Ended December 31, 2015:
Revenues by geographic area	$66,916	$41	$--	$--	$66,957
Operating loss by geographic area	$(10,412)	$(1,000)	$(29)	$--	$(11,441)
Net income (loss) by geographic area	$(13,691)	$1,983	$(20)	$--	$(11,728)

Twelve Months Ended December 31, 2014:
Revenues by geographic area	$62,938	$11	$--	$--	$62,949
Operating loss by geographic area	$(6,487)	$(987)	$(232)	$--	$(7,706)
Net loss by geographic area	$(6,432)	$(988)	$(232)	$--	$(7,652)

As of December 31, 2015:
Identifiable assets by geographic area	$67,538	$405	$772	$--	$68,715
Long lived assets by geographic area	$32,759	$241	$--	$--	$33,000

As of December 31, 2014:
Identifiable assets by geographic area	$61,149	$133	$778	$--	$62,060
Long lived assets by geographic area	$32,398	$30	$--	$--	$32,428

SYSOREX GLOBAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 26 - Commitments and Contingencies

Credit Risk

The Company grants credit to customers. In general, the Company does not require collateral for customer purchases and generally grants 30-45 day invoice terms to its customers. The Company records a provision for estimated sales returns and allowances on product sales in the same period as the related revenue is recorded.  These provisions are based on known and estimated assumptions and historically customer returns have been immaterial.

The Company maintains checking accounts in a financial institution. Accounts at each bank are insured by the Federal Deposit Insurance Corporation (“FDIC”).  At times, cash and cash equivalents may be uninsured or in deposit accounts that exceed the FDIC insurance limit. Periodically, the Company evaluates the credit worthiness of the financial institutions and has not experienced any losses in such accounts.

Operating Leases

The Company leases facilities located in California, Washington State, Oregon, Virginia, Maryland, Hawaii, and Canada for its office space under non-cancelable operating leases that expire at various times through 2020. The total amount of rent expense under the leases is recognized on a straight-line basis over the term of the leases. As of December 31, 2015 and 2014, deferred rent payable was $135,000 and $127,000, respectively. Rent expense under the operating leases for the years ended December 31, 2015 and 2014 was $1.4 million and $1.1 million, respectively. The Company receives rental income from subleasing the Maryland office space. The rental income is recorded as a contra account to rent expense.

Future minimum lease payments under the above operating lease commitments at December 31, 2015 are as follows (in thousands):

For the Years Ending December 31,	Operating Lease Amounts	Sublease Income	Minimum Payments
2016	$885	$(129)	$756
2017	647	(129)	518
2018	436	(129)	307
2019	194	-	194
2020	16	-	16
Total	$2,178	$(387)	$1,791

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

During the year ended December 31, 2011, a judgment in the amount of $936,000 was levied against Sysorex Arabia LLC in favor of Creative Edge, Inc. in connection with amounts advanced for operations.  Of that amount, $214,000 has been repaid, $515,000 will be paid through a surety bond, and the remaining $207,000 has been accrued as advances payable on the consolidated balance sheet by Sysorex Arabia as of December 31, 2015 and 2014, respectively.  There was no effect upon the statement of operations in connection with this transaction.

SYSOREX GLOBAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 26 - Commitments and Contingencies (continued)

Employee Benefit Plans

On January 1, 2015 all of the defined contribution retirement plans were merged into one plan under Sysorex Global (“The Sysorex 401k Plan”). The Sysorex 401k Plan covered all of its eligible employees after their completion of six months of service and upon attaining the age of 21.  The Sysorex 401k Plan provides that employees can contribute a percentage of their compensation limited to amounts prescribed by the Internal Revenue Service, adjusted annually.  Matching contributions are made at the discretion of management.  No employer-matching contributions were made to the Sysorex 401k Plan for the year ended December 31, 2015.

Defined Contribution Pension Plan – Sysorex Government Services

During 2014 the Company sponsored a 401(k) defined contribution retirement plan (“The SGS 401k Plan”) covering all of its eligible employees after their completion of six months of service and upon attaining the age of 21.  The SGS 401k Plan provided that employees could contribute a percentage of their compensation limited to amounts prescribed by the Internal Revenue Service, adjusted annually.  Matching contributions were to be made at the discretion of management.  No employer-matching contributions were made to the Sysorex 401k Plan for the year ended December 31, 2014.

Defined Contribution Pension Plan-Lilien

During 2014 the Company sponsored a 401(k) defined contribution retirement plan (“The Lilien 401k Plan”) covering all of its eligible employees after their completion of three months of service and upon attaining the age of 21.  The Lilien 401k Plan provides that employees could contribute a percentage of their compensation limited to amounts prescribed by the Internal Revenue Service, adjusted annually.  Matching contributions were to be made at the discretion of management.  No employer-matching contributions were made to the Lilien 401k Plan for the year ended December 31, 2014.

Employee Benefit Plan - Shoom

During 2014 the Company had a defined contribution benefit plan that covered substantially all domestic employees who elected to participate. The plan provided for discretionary Company contributions based on employee participation.  Employees must be 21 years or older to participate, have been employed by the Company for three months and worked a minimum of 501 hours. The Company’s matching contribution equals 100% on the first 3% of each participant’s compensation which is deferred as an elective deferral. Employees are 100% vested in the plan after meeting all eligibility requirements (as defined).  Company contributions under the plan amounted to $45,000 for the year ended December 31, 2014.

During 2014 the Company had a profit sharing plan that was approved by the Company’s Board of Directors annually. All Shoom employees who had been with the Company for at least one year were eligible. Company contributions under the profit sharing plan amounted to $226,000 for the year ended December 31, 2014.

Employee Benefit Plan-AirPatrol

During 2014 the Company maintained a contributory 401(k) plan and a profit sharing plan.  These plans were for the benefit of all eligible employees, who may have up to 90% of their salary withheld, not to exceed annual statutory limits.  The Company can, in its sole discretion, contribute and allocate to each eligible participant a percentage of the participant’s elective deferral. The Company did not make any 401(k) plan or profit sharing contributions for the year ended December 31, 2014.

SYSOREX GLOBAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 26 - Commitments and Contingencies (continued)

Contingent Consideration

Under the terms of the Lilien Asset Purchase Agreement, the Company was liable for the payment of additional cash consideration to the extent that the recipients of the 3,000,000 shares of the Company's common stock receive less than $6.0 million from the sale of those shares, less customary commissions, on or before March 20, 2015. This obligation expired on March 31, 2015 with no payment from the Company required.

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

Consulting Agreement-Related Party

Effective April 1, 2013, the Company entered into a Consulting Services Ordering Agreement with its Chairman of the Board, Mr. Abdus Salam Qureishi. Under the agreement, Mr. Qureishi, as the former CEO of the Company, would consult on various operations of the Company and be compensated at an hourly rate of $375 per hour. The original term was for one year, expiring March 31, 2014, which was extended to March 31, 2016 by two amendments to the agreement. On March 25, 2016, the Company entered into an Amendment No. 3 (the “Amended Agreement”) with Mr. Qureishi, effective March 16, 2016, pursuant to which the Company agreed to pay Mr. Qureishi a fee of $20,000 per month for all consulting services performed during the term of the agreement.  In addition, the Amended Agreement provided for an extension of the term for an additional nine months from March 31, 2016 to December 31, 2016.  Mr. Qureishi received $360,000 and $360,000 during 2015 and 2014, respectively.

SYSOREX GLOBAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 27 - Subsequent Events

Common Stock

Subsequent to December 31, 2015, the Company issued 45,000 shares of common stock under the terms of a consulting services agreement which were fully vested upon the date of grant. The Company recorded an expense of $25,950 for the value of those shares.

Options

On February 25, 2016 the Company granted options for the purchase of 102,500 shares of common stock to employees of the Company. These options vest pro-rata over 48 months and have a life of ten years and an exercise price of $0.52 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the award was $27,000. The fair value of the common stock as of the grant date was $0.52 per share.

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

Report on Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Report on Internal Control over Financial Reporting

Our chief executive officer and our chief financial officer are responsible for establishing and maintaining internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our chief executive officer and our chief financial officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework issued in 2013.

Based on our assessment, our chief executive officer and our chief financial officer determined that, as of December 31, 2015, our internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Act) during the fourth quarter of the last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

Consulting Services Ordering Agreement Amendment

On March 25, 2016, the Company entered into an Amendment No. 3 to its Consulting Services Ordering Agreement with Mr. A Salam Qureishi, Chairman of the Board and a Director of the Company (the “Consultant”), effective March 16, 2016 (the “Amended Agreement”), pursuant to which the Company agreed to pay the Consultant a fee of $20,000 per month for all consulting services performed during the term of the agreement. In addition, the Amended Agreement provided for an extension of the original term for an additional nine months from March 31, 2016 to December 31, 2016.

The description of the Amended Agreement herein is not complete and is qualified in its entirety by the full text of such Amended Agreement which is attached hereto as Exhibit 10.36 and incorporated by reference herein.

Western Alliance Amendment

On March 25, 2016, the Company, and certain of its wholly-owned subsidiaries (collectively, the “Borrowers”), entered into an amendment and waiver (the “Amendment”) to that certain business financing agreement dated March 15, 2013, as amended (the “Agreement”), with Western Alliance Bank, as successor in interest to Bridge Bank, N.A. (the “Lender”). Pursuant to the Amendment, the Lender waived any non-compliance by the Borrowers with respect to the minimum adjusted EBITDA requirements as of December 31, 2015. In addition, the Lender and the Borrowers agreed that the adjusted EBITDA for the six months ended March 31, 2016 would not be less than $(2,200,000) and on or before April 30, 2016, the Borrowers and Lender must agree to additional financial covenants for the fiscal quarters ended June 30, 2016, September 30, 2016 and December 31, 2016.

The description of the Amendment herein is not complete and is qualified by the full text of such Amendment, which is attached hereto as Exhibit 10.37 and incorporated by reference herein.

pART III

Item 10: Directors, Executive Officers and corporate governance

The information concerning the Company’s Code of Business Conduct and Ethics is set forth below in this Item 10. All other information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (“SEC”) within 120 days of the fiscal year ended December 31, 2015.

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

Item 11: Executive Compensation

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.

Item 12: Security Ownership of Certain Beneficial Owners and Management AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.

Item 13: Certain Relationships and Related Transactions, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.

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

Exhibit No.	Description of Document

(a) Exhibit No.	Description
2.1	Asset Purchase and Merger Agreement, effective March 1, 2013, by and among Sysorex Global Holdings Corp., Lilien, LLC and Lilien Systems. (1)
2.2	Agreement of Merger dated March 20, 2013 by and between Lilien Systems and Sysorex Acquisition Corporation. (2)
2.3	List of Schedules and Exhibits to Asset Purchase and Merger Agreement, effective March 1, 2013, by and among Sysorex Global Holdings Corp., Lilien, LLC and Lilien Systems. (2)
2.4	Agreement and Plan of Merger dated August 31, 2013 by and between Sysorex Global Holdings Corp. and Shoom, Inc.(2)
2.5	Acquisition and Share Exchange Agreement dated as of June 27, 2011 by and between Sysorex Consulting, Inc. and Softlead, Inc. (2)
2.6	Agreement and Plan of Merger dated as of December 20, 2013, by and among Sysorex Global Holdings Corp., AirPatrol Corporation, AirPatrol Acquisition Corp. I, AirPatrol Acquisition Corp. II, and Shareholders Representative Services LLC. (5)
2.7	Amendment No. 1 to Agreement and Plan of Merger dated February 28, 2014 with AirPatrol Corporation. (6)
2.8	Amendment No. 2 to Agreement and Plan of Merger dated April 18, 2014 with AirPatrol Corporation. (8)
2.9	Waiver and Amendment No. 3 to Agreement and Plan of Merger dated April 18, 2014 with AirPatrol Corporation. (10)
2.10†	Asset Purchase Agreement, dated as of April 24, 2015, between Sysorex Global Holdings Corp., LightMiner Systems, Inc. and Chris Baskett. (15)
2.11	Agreement and Plan of Merger, dated as of December 14, 2015, between Sysorex Global Holdings Corp. and Sysorex Global. (19)
3.1	Restated Articles of Incorporation. (1)
3.2	Amendment No. 1 to Amended and Restated Bylaws of Softlead, Inc. (renamed Sysorex Global Holdings Corp.) (1)
3.3	Articles of Merger (renamed Sysorex Global). (19)
4.1	Specimen Stock Certificate of the Corporation. (1)
4.2	Business Financing Agreement dated March 15, 2013 by and among the Sysorex Government Services, Inc., Lilien Systems and Bridge Bank, N.A. (1)
4.3	Warrant to purchase common stock dated March 20, 2013 held by Bridge Bank N.A. (1)
4.4	Warrant to purchase common stock dated July 31, 2012 held by Hanover Holdings I, LLC. (1)
4.5	Warrant to purchase common stock dated August 29, 2013 held by Bridge Bank N.A. (2)
4.6	Amendment to Business Financing Agreement, Waiver of Default and Consent dated as of August 29, 2013 between the Sysorex Global Holdings Corp. and Bridge Bank, N.A. (2)
4.7	Form of Underwriter’s Warrant. (4)
10.1	Guaranty of Corporation to Bridge Bank, N.A. dated March 15, 2013. (1)
10.2	Guarantor Security Agreement dated March 15, 2013 to Bridge Bank, N.A. (1)
10.3	Registration Rights Agreement dated March 20, 2013 by and between the Corporation and Bridge Bank, N.A. (1)
10.4	Form of Guaranty Agreement dated March 2013 between the Corporation and each of the former members of Lilien, LLC. (1)
10.5+	Form of Employment Agreement effective March 2013 between the Corporation and each of Geoffrey Lilien, Dhruv Gulati and Bret Osborn. (1)
10.6	Registration Rights Agreement dated August 29, 2013 by and between the Corporation and Bridge Bank, N.A. (2)

10.7+	Employment Agreement dated July 1, 2010, by and between the Corporation and Nadir Ali, as amended. (2)
10.8	Equity Exchange Agreement dated as of March 31, 2013 by and between the Corporation and Duroob Technology. (2)
10.9	Loan Agreement dated as of August 30, 2013 by and between AirPatrol Corporation and Sysorex Global Holdings Corp. (4)
10.10	Secured Promissory Note dated August 30, 2013 from AirPatrol Corporation to Sysorex Global Holdings Corp. (4)
10.11	Security Agreement dated as of August 30, 2013 by and between AirPatrol Corporation and Sysorex Global Holdings Corp. (4)
10.12	Subordination Agreement dated as of August 30, 2013 by and between Sysorex Global Holdings Corp. and Note Holders. (4)
10.13+	Employment Agreement dated as of December 20, 2013 by and between AirPatrol Corporation and Cleve Adams. (5)
10.14	Amendment No. 1 to Secured Promissory Note dated February 28, 2014 from AirPatrol Corporation to Sysorex Global Holdings Corp. (6)
10.15	Securities Purchase Agreement dated February 24, 2014 between Sysorex Global Holdings Corp. and Geneseo Communications, Inc. (6)
10.16+	Consulting Services Ordering Agreement dated as of April 1, 2013 by and between the Company and A. Salam Qureishi. (6)
10.17	Amendment Number Two to Business Financing Agreement, Waiver and Consent dated May 13, 2014 among Bridge Bank National Association, Lilien Systems and Sysorex Government Services, Inc. (9)
10.18	Amendment Number Three to Business Financing Agreement, Waiver and Consent dated December 31, 2014 among Bridge Bank National Association, Lilien Systems and Sysorex Government Services, Inc. (14)
10.19+	Director Services Agreement with Leonard A. Oppenheim dated October 21, 2014. (11)
10.20+	Director Services Agreement with Thomas L. Steding dated October 21, 2014. (11)
10.21+	Director Services Agreement with Kareem M. Irfan dated October 21, 2014. (11)
10.22+	Director Services Agreement with Tanveer A. Khader dated October 21, 2014. (11)
10.23+	Form of Non-Qualified Stock Option Agreement. (11)
10.24+	Form of Restricted Stock Award Agreement. (11)
10.25+	Employment Agreement, effective as of October 1, 2014, between William Frederick and the Company. (10)
10.26+	Employment Agreement, effective as of October 1, 2014, between Wendy Loundermon and the Company. (11)
10.27+	Form of Incentive Stock Option Agreement. (11)
10.28+	Release Agreement, dated January 30, 2015, between William Frederick and the Company. (12)
10.29+	Amended and Restated 2011 Employee Stock Incentive Plan. (13)
10.30†	Amendment Number Four To Business Financing Agreement dated April 29, 2015 among Bridge Bank, N.A., Lilien Systems, Sysorex Government Services, Inc., Sysorex Federal, Inc., Sysorex Global Holdings Corp., Shoom, Inc. and AirPatrol Corporation. (16)
10.31†	Amendment Number Five To Business Financing Agreement dated October 7, 2015 among Western Alliance Bank, Lilien Systems, Sysorex Government Services, Inc., Sysorex Federal, Inc., Sysorex Global Holdings Corp., Shoom, Inc. and AirPatrol Corporation. (17)
10.32+	Employment Agreement dated as of October 6, 2015 by and between Sysorex Global Holdings Corp. and Kevin R. Harris. (17)
10.33+	Consulting Agreement dated as of November 1, 2015 by and between Sysorex Global Holdings Corp. and Thomas L. Steding. (18)
10.34	Stock Assignment Agreement dated as of December 14, 2015 by and between Sysorex Federal, Inc. and Sysorex Global Holdings Corp. (19)
10.35	Stock Assignment Agreement dated as of December 14, 2015 by and between AirPatrol Corporation and Sysorex Global Holdings Corp. (19)
*10.36	Consulting Services Ordering Agreement Amendment No. 3 dated March 25, 2016 by and between the Company and A. Salam Qureishi.
*10.37	Amendment Number Five To Business Financing Agreement dated March 25, 2016 among Western Alliance Bank, Sysorex USA, Sysorex Government Services, Inc. and Sysorex Global.
*21	List of Subsidiaries of the Corporation.
*23.1	Consent of Marcum LLP.
*24.1	Power of Attorney.
*31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015.
*31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015.
*32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Master Services Agreement dated February 24, 2014 by and between Geneseo Communications, Inc. and the Corporation. (7)
*101.INS	XBRL Instant Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*     Filed herewith.

†     Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and the registrant undertakes to furnish supplemental copies of any of the omitted exhibits and schedules upon request by the Commission.

+     Indicates a management contract or compensatory plan.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-190574) filed on August 12, 2013.

(2)	Filed on October 9, 2013 with the Company’s Registration Statement on Form S-1 (No. 333-191648) and incorporated herein by reference.

(3)	Filed on November 12, 2013 with Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-191648) and incorporated herein by reference.

(4)	Filed on December 9, 2013 with Amendment No. 2 to the Company’s Registration Statement on Form S-1 (No. 333-191648) and incorporated herein by reference.

(5)	Filed on January 21, 2014 with Amendment No. 3 to the Company’s Registration Statement on Form S-1 (No. 333-191648) and incorporated herein by reference.

(6)	Filed on March 13, 2014 with Amendment No. 4 to the Company’s Registration Statement on Form S-1 (No. 333-191648) and incorporated herein by reference.

(7)	Filed on March 21, 2014 with Amendment No. 5 to the Company’s Registration Statement on Form S-1 (No. 333-191648) and incorporated herein by reference.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 24, 2014.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed on May 15, 2014.

(10)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-198502) filed on August 29, 2014.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 27, 2014.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 5, 2015.

(13)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-195655) filed on May 2, 2014.

(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 27, 2015.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 30, 2015.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 7, 2015.

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 13, 2015.
(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed on November 13, 2015.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 18, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYSOREX GLOBAL

Date: March 30, 2016	By:	/s/ Nadir Ali
Nadir Ali
Chief Executive Officer Principal Executive Officer

Date: March 30, 2016	By:	/s/ Kevin R. Harris
Kevin R. Harris
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nadir Ali	CEO (Principal Executive	March 30, 2016
Nadir Ali	Officer) and Director

/s/ Kevin R. Harris	Chief Financial Officer (Principal	March 30, 2016
Kevin R. Harris	Financial and Accounting Officer)

*	Chairman of the Board	March 30, 2016
Salam Qureishi	and Director

*	Director	March 30, 2016
Len Oppenheim

*	Director	March 30, 2016
Geoffrey Lilien

*	Director	March 30, 2016
Tom Steding

*	Director	March 30, 2016
Kareem Irfan

*	Director	March 30, 2016
Tanveer Khader

* Nadir Ali, by signing his name hereto, does hereby sign this report on behalf of the directors of the Registrant above whose typed names appear, pursuant to powers of the attorney executed by such directors and filed with the Securities and Exchange Commission.

By:	Nadir Ali
Nadir Ali, Attorney-in-Fact