Form 10-K/A
period 2015-12-31
Sysorex Global
filed 2016-04-29
CIK 1529113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

(Zip Code)

(408) 702-2167

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which each is registered
Common Stock, par value $.001	NASDAQ Capital Market

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

As of March 21, 2016, the issuer has 25,116,035 shares of common stock, par value $.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K/A: None

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 originally filed on March 30, 2015 (the “Original Filing”) by Sysorex Global, a Nevada corporation (“Sysorex,” the “Company,” “we,” or “us”). We are filing this Amendment to present the information required by Part III of Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2015.

In addition, this Amendment sets forth an amended “Item 15. Exhibits and Financial Statement Schedules” in its entirety to include the previously omitted exhibits incorporated herein by reference and the new certifications by our principal executive officer and principal financial officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

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

pART III

Item 10: Directors, Executive Officers and corporate governance

The following table sets forth the names and ages of all of our directors and executive officers. Our officers are appointed by, and serve at the pleasure of, the Company’s Board of the Directors (the “Board”).

Name	Age	Position
Abdus Salam Qureishi	79	Chairman of the Board of Directors
Nadir Ali	47	Chief Executive Officer and Director
Kevin Harris	47	Chief Financial Officer
Bret Osborn	51	Chief Sales Officer
Craig Harper	50	Chief Technology Officer
A. Sage Osterfeld	52	Chief Marketing Officer
Wendy Loundermon	45	Vice President of Finance and Secretary of Sysorex, President, CFO and Secretary of Sysorex Government Services, Inc., Vice President of Finance and Secretary of Sysorex USA and Secretary of Sysorex Canada Corp.
Geoffrey Lilien	52	Director
Leonard Oppenheim	69	Director
Thomas Steding	71	Director
Kareem Irfan	56	Director
Tanveer Khader	47	Director

Abdus Salam Qureishi

Mr. Qureishi has served as the Chairman of the Board of Directors of the Company since July 2011 and was the former CEO of the Company from July 2011 to September 2011. He was also the CEO and founder of the predecessor of Sysorex.  Mr. Qureishi launched Sysorex Information Systems (SIS) in 1972 establishing the company as a major force in the international computer industry. In less than four years he brought the company to prominence with offices in key cities and clients worldwide.  SIS became one of the leading providers of information technology solutions to U.S. Federal Government customers worldwide. Headquartered in the Washington, D.C. metropolitan area, SIS was awarded and successfully managed multi-year multi-million dollar contracts, before being sold to the Vanstar Corporation in 1997.

Mr. Qureishi is a veteran of the IT industry and has been as an investor in cutting edge technologies in Silicon Valley since the 1970’s.  He invented, developed, and marketed a highly successful player selection/organization system used by three major NFL championship-winning athletic teams. He conceived, designed, and installed a personnel-testing system for a 300,000-person organization. The system effectively evaluated numerous behavioral, professional, and performance facets of key employees in the organization.  Mr. Qureishi has also managed the development, marketing, and implementation of a broad series of successful computer application programs in business, education, and government.  He has vast technical and business experience that he brings to the Board along with extensive contacts and relationships.  Mr. Qureishi’s decades of experience with executive management and IT technology together with his in-depth knowledge of the Company provide him with the qualifications and skills to serve as a director of our Company and the Chairman of the Board. He is the father-in-law of Nadir Ali, the Company’s CEO.

Nadir Ali

Mr. Ali was elected CEO and a Director of the Company in September 2011.  Prior thereto, from 2001, he served as President of Sysorex Consulting Inc. and its subsidiaries. As CEO of the Company, Mr. Ali is responsible for establishing the vision, strategic intent, and the operational aspects of Sysorex.  Mr. Ali works with the Sysorex executive team to deliver both operational and strategic leadership and has over 15 years of experience in the consulting and high tech industries.

Prior to joining Sysorex, from 1998-2001, Nadir was the co-founder and Managing Director of Tira Capital, an early stage technology fund.  Immediately prior thereto, Nadir served as Vice President of Strategic Planning for Isadra, Inc., an e-commerce software start-up. Nadir led the company’s capital raising efforts and its eventual sale to VerticalNet. From 1995 through 1998, Nadir was Vice President of Strategic Programs at Sysorex Information Systems (acquired by Vanstar Government Systems in 1997), a leading computer systems integrator. Nadir played a key operations role and was responsible for implementing and managing the company’s $1 billion plus in multi-year contracts.  He worked closely with the investment bankers on the sale of Sysorex Information Systems to Vanstar in 1997. This started Mr. Ali’s mergers and acquisitions experience which was enhanced with additional M&A activity totaling $150 million. This experience is critical and relevant to Sysorex’s strategy today.  Mr. Ali’s extensive experience in Sysorex’s core government business, as well as extensive contacts and relationships in Silicon Valley and Washington, D.C. were further considered by the Company in appointing Mr. Ali to the Board of Directors. From 1989 to 1994 he was a management consultant, first with Deloitte & Touche LLC in San Francisco and then independently. Mr. Ali received a Bachelor of Arts degree in Economics from the University of California at Berkeley in 1989.  Mr. Ali’s valuable entrepreneurial, management, M&A and technology experience together with his in-depth knowledge of the Company provide him with the qualifications and skills to serve as a director of our Company. Mr. Ali is the son-in-law of Abdus Salam Qureishi, the Company’s Chairman of the Board.

Kevin Harris

Mr. Harris has been appointed to serve as the Company’s Chief Financial Officer, effective as of October 19, 2015. Prior to his appointment as Chief Financial Officer of the Company, Mr. Harris had served as the Vice President and Chief Financial Officer of Response Genetics, Inc. (NASDAQ: RGDX), a company focused on the development and sale of molecular diagnostic tests that help determine a patient's response to cancer therapy, since June 12, 2013 and as the Interim Chief Financial Officer from August 2012 to June 12, 2013. Mr. Harris served as Chief Financial Officer and a director of CyberDefender Corporation (NASDAQ: CYDE listed from June 2010 to March 2014) from 2009 until August 2012 (and as interim Chief Executive Officer from August 2011 until August 2012). He also served as Chief Operating Officer of Statmon Technologies Corp. from 2004 to 2009. He began his career at KPMG Peat Marwick as a senior auditor. Mr. Harris’s other professional experience includes serving as Head of Production Finance at PolyGram Television, Director of Corporate Financial Planning at Metro-Goldwyn-Mayer Studios and Senior Vice President of Finance at RKO Pictures. Mr. Harris earned a Bachelor of Science in Business Administration from California State University, San Bernardino and is a Certified Public Accountant in the State of California.

Bret Osborn

Mr. Osborn joined Sysorex as President of Lilien Systems (“Lilien”, n.k.a. Sysorex USA) during the Company’s acquisition of Lilien on March 20, 2013.  On May 21, 2015 he was appointed as Chief Sales Officer of the Company. Mr. Osborn is a seasoned, highly successful sales executive with responsibility for Sysorex’s global sales teams. He oversees the Company’s direct sales teams as well as its worldwide reseller partner and systems integration channels. Prior to joining Lilien in 2005, Mr. Osborn held various sales management positions with Blue Arc, EMC Corporation, and Lanier Worldwide.

Craig Harper

Mr. Harper joined Sysorex as Chief Technology Officer on June 24, 2014. Mr. Harper is a pioneer in Big Data, IaaS, SaaS, PaaS and Cloud based technologies. A visionary with nearly 30 years’ experience he leads Sysorex engineering and professional services teams in their development efforts. Mr. Harper’s prior experience includes 15 years of executive management experience within the cloud infrastructure and mobile application industries including serving as President of Apishpere, a wireless, location-based services company providing secure, scalable orchestration between devices and clouds. Mr. Harper earned an MBA from Babson College and BS degrees in Quantitative Economics & Decision Science, and Computer Science, from the University of California, San Diego.

A. Sage Osterfeld

Mr. Osterfeld joined Sysorex as Chief Marketing Officer of AirPatrol Corporation (“AirPatrol”, which merged into Sysorex USA effective January 1, 2016) during the Company’s acquisition of AirPatrol which was effective April 16, 2014.  On October 29, 2015 he was appointed as Chief Marketing Officer of Sysorex. Mr. Osterfeld is a high tech marketing executive with more than 25 years in enterprise software, cybersecurity, mobile and big data analytics. His group manages corporate communications, product marketing and partner relationships for Sysorex. Mr. Osterfeld’s background includes extensive hands-on marketing and product management roles in the enterprise software, network security, Internet, healthcare, mobile, and consumer services spaces.

Wendy Loundermon

Ms. Loundermon has overseen all of Sysorex’s finance, accounting and HR activities from 2002 until October 2014 and was re-appointed as Interim CFO of the Company effective January 2015 through October 2015.  She has continued on with the Company as Vice President of Finance and President of Sysorex Government Services, Inc. Ms. Loundermon has over 20 years of finance and accounting experience. She is currently responsible for the preparation and filing of financial statements and reports for all companies, tax return filings, and managing the accounting staff.  Ms. Loundermon received a Bachelor of Science degree in Accounting and a Masters of Science degree in Taxation from George Mason University.

Geoffrey Lilien

Mr. Lilien was CEO of Lilien until March 31, 2015 and became a member of the Board upon the Company’s acquisition of Lilien on March 20, 2013.  Prior thereto, he held the position of Chairman and CEO with Lilien since 1984, when he founded the Company.  He has overseen Lilien’s growth from his being the only employee to having five offices in four states with over 50 employees.  Mr. Lilien’s leadership in the reseller community includes his participation on HP Enterprise Council and Avnet Executive Partner Council, and he is regularly quoted in CRN and other trade press. In 2009, he received the VAR 500 Best Partnership Award recognizing nearly two decades of successful partnering with Hewlett-Packard.  Mr. Lilien has a B.S. in Applied Science and Business from the University of San Francisco.   Much of Lilien Systems’ longevity and success can be attributed to that company’s culture, which evolved under Mr. Lilien’s leadership.  Mr. Lilien started out as a technologist and instituted the practice of having the most capable and communicative technical staff in the industry.  Mr. Lilien’s valuable entrepreneurial, management, sales and technology experience together with his in-depth knowledge of Lilien’s business operations provide him with the qualifications and skills to serve as a director of our Company.

Leonard A. Oppenheim

Mr. Oppenheim has served as a director of the Company since July 29, 2011.  Mr. Oppenheim retired from business in 2001 and has since been active as a private investor. From 1999 to 2001, he was a partner in Faxon Research, a company offering independent research to professional investors. From 1983 to 1999, Mr. Oppenheim was a principal in the Investment Banking and Institutional Sales division of Montgomery Securities. Prior to that, he was a practicing attorney. Mr. Oppenheim is a graduate of New York University Law School.  Mr. Oppenheim served on the Board of Apricus Biosciences, Inc. (Nasdaq: APRI), a publicly held bioscience company, from June 2005 to May 2014.  Mr. Oppenheim’s public company board experience is essential to the Company.  Mr. Oppenheim also meets the Audit Committee Member requirements as a financial expert. Mr. Oppenheim’s public company board experience and financial knowledge provide him with the qualifications and skills to serve as a director of our Company.

Thomas L. Steding

Mr. Steding has served as a director of the Company since July 8, 2014.  From April 2011 until March 2013, Mr. Steding was the Chief Executive Officer of Zephyr Photonics, a company which offers high performance optoelectronic solutions for harsh environments.   From November 2008 until July 2010, he was the Chief Executive Officer of Red Condor, Inc., a managed service provider of email security systems for businesses, government agencies, and education and service providers.  Prior to that, Mr. Steding was the Chief Executive Officer of numerous companies, including Liquid Engines, Inc., a tax software company, Stion Corp., a solar photovoltaic company, and Astoria Software, Inc., a complex document management company.  Since 2007, Mr. Steding has served as Chairman of the Board for Linguastat, Inc., a company which provides a variety of services related to businesses’ product descriptions and other rich content for the web, mobile and tablet channels. He holds a Ph.D. in Electrical Engineering from University of California, Berkeley, California, and a MS in Management (Sloan Fellow) from Stanford University Graduate School of Business, Stanford, California. He also holds degrees in Electrical Engineering from the University of Michigan. Mr. Steding’s substantial executive management experience and his experience in business development with information technology companies give him the qualifications and skills to serve as a director of our Company.

Kareem M. Irfan

Mr. Irfan has served as a director of the Company since July 8, 2014.  Since 2014, Mr. Irfan has been the CEO (Global Businesses) of Cranes Software International (Cranes), a business group offering business intelligence, data analytics and engineering software solutions and services. Previously, Mr. Irfan was Chief Strategy Officer at Cranes starting in 2011. From 2005 until 2011, he was General Counsel at Schneider Electric, a Paris-based global company which specializes in electricity distribution, automation and energy management solutions.  Mr. Irfan served earlier as Chief IP & IT Counsel at Square D Co., a US-based electrical distribution and automation business and also practiced law at two international IP law firms in Chicago.  Mr. Irfan is a graduate of DePaul University College of Law, holds a MS in Computer Engineering from the University of Illinois, and a BS in Electronics Engineering from Bangalore University. Mr. Irfan’s extensive experience in advising information technology companies, managing corporate governance and regulatory management policies, and over fifteen years of executive management leadership give him strong qualifications and skills to serve as a director of our Company.

Board of Directors

Our Board may establish the authorized number of directors from time to time by resolution. The current authorized number of directors is seven. Our current directors, if elected, will continue to serve as directors until the next annual meeting of stockholders and until his or her successor has been elected and qualified, or until his or her earlier death, resignation, or removal.

Our Board held 3 meetings during 2015. The Board also acted 16 times by unanimous written consent. All members of the board except Kareem Irfan attended more than 75% of the aggregate of the total number of meetings of the Board (held during the period for which he was a director). Members of our Board are invited and encouraged to attend each annual meeting of stockholders.

We continue to review our corporate governance policies and practices by comparing our policies and practices with those suggested by various groups or authorities active in evaluating or setting best practices for corporate governance of public companies. Based on this review, we have adopted, and will continue to adopt, changes that the Board believes are the appropriate corporate governance policies and practices for our Company.

Independence of Directors

In determining the independence of our directors, we apply the definition of “independent director” provided under the listing rules of The NASDAQ Stock Market LLC (“NASDAQ”). Pursuant to these rules, the Board has determined that all of the directors currently serving on the Board, are independent within the meaning of NASDAQ Listing Rule 5605 with the exception of Nadir Ali, Abdus Salam Qureishi who are executive officers, and Geoffrey Lilien who was employed by a subsidiary of the Company through December 31, 2015.

Committees of our Board

The Board has three standing committees: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee.

Audit Committee

The Audit Committee consists of three directors. Leonard Oppenheim, Thomas Steding, and Kareem Irfan were the members through October 31, 2015, all of whom are “independent” as defined under section 5605(a)(2) of the NASDAQ Listing Rules.  Effective November 1, 2015 Tanveer Khader, who is also independent, replaced Thomas Steding as a member of the committee. In addition, the Board has determined that Leonard Oppenheim qualifies as an “audit committee financial expert” as defined in the rules of the SEC. The Audit Committee operates pursuant to a charter, which can be viewed on our website at http://www.sysorex.com (under “Investors”). The Audit Committee met 6 times during 2015 with all members in attendance at each meeting, except Kareem Irfan and Leonard Oppenheim who were each not present at one of the meetings. All members attended more than 75% of such committee meetings. The role of the Audit Committee is to:

●	oversee management’s preparation of our financial statements and management’s conduct of the accounting and financial reporting processes;

●	oversee management’s maintenance of internal controls and procedures for financial reporting;

●	oversee our compliance with applicable legal and regulatory requirements, including without limitation, those requirements relating to financial controls and reporting;

●	oversee the independent auditor’s qualifications and independence;

●	oversee the performance of the independent auditors, including the annual independent audit of our financial statements;

●	prepare the report required by the rules of the SEC to be included in our Proxy Statement; and

●	discharge such duties and responsibilities as may be required of the Committee by the provisions of applicable law, rule or regulation.

Compensation Committee

The Compensation Committee consists of two directors, Leonard Oppenheim and Thomas Steding, all of whom are “independent” as defined in section 5605(a)(2) of the NASDAQ Listing Rules. The Compensation Committee did not hold an official meeting during 2015 but rather conducted business through written consents. The role of the Compensation Committee is to:

●	develop and recommend to the independent directors of the Board the annual compensation (base salary, bonus, stock options and other benefits) for our President/Chief Executive Officer;

●	review, approve and recommend to the independent directors of the Board the annual compensation (base salary, bonus and other benefits) for all of our Executive Officers (as used in Section 16 of the Securities Exchange Act of 1934 and defined in Rule 16a-1 thereunder);

●	review, approve and recommend to the Board the aggregate number of equity grants to be granted to all other employees; and

●	ensure that a significant portion of executive compensation is reasonably related to the long-term interest of our stockholders.

A copy of the charter of the Compensation Committee is available on our website at http://www.sysorex.com (under “Investors”).

The Compensation Committee may form and delegate a subcommittee consisting of one or more members to perform the functions of the Compensation Committee. The Compensation Committee may engage outside advisers, including outside auditors, attorneys and consultants, as it deems necessary to discharge its responsibilities. The Compensation Committee has sole authority to retain and terminate any compensation expert or consultant to be used to provide advice on compensation levels or assist in the evaluation of director, President/Chief Executive Officer or senior executive compensation, including sole authority to approve the fees of any expert or consultant and other retention terms. In addition, the Compensation Committee considers, but is not bound by, the recommendations of our Chief Executive Officer with respect to the compensation packages of our other executive officers.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee, or the “Governance Committee”, consists of three directors, Leonard Oppenheim, Thomas Steding and Tanveer Khader, all of whom are “independent” as defined in section 5605(a)(2) of the NASDAQ Listing Rules. The Governance Committee acted one time during 2015 with all members in attendance. The role of the Governance Committee is to:

●	evaluate from time to time the appropriate size (number of members) of the Board and recommend any increase or decrease;

●	determine the desired skills and attributes of members of the Board, taking into account the needs of the business and listing standards;

●	establish criteria for prospective members, conduct candidate searches, interview prospective candidates, and oversee programs to introduce the candidate to us, our management, and operations;

●	annually recommend to the Board persons to be nominated for election as directors;

●	recommend to the Board the members of all standing Committees;

●	periodically review the “independence” of each director;

●	adopt or develop for Board consideration corporate governance principles and policies; and

●	provide oversight to the strategic planning process conducted annually by our management.

A copy of the charter of the Governance Committee is available on our website at http://www.sysorex.com (under “Investors”).

Stockholder Communications

Stockholders may communicate with the members of the Board, either individually or collectively, by writing to the Board at 2479 E. Bayshore Road, Suite 195, Palo Alto, CA 94303.  These communications will be reviewed by the Secretary as agent for the non-employee directors in facilitating direct communication to the Board.  The Secretary will treat communications containing complaints relating to accounting, internal accounting controls, or auditing matters as reports under our Whistleblower Policy. Further, the Secretary will disregard communications that are bulk mail, solicitations to purchase products or services not directly related either to us or the non-employee directors’ roles as members of the Board, sent other than by stockholders in their capacities as such or from particular authors or regarding particular subjects that the non-employee directors may specify from time to time, and all other communications which do not meet the applicable requirements or criteria described below, consistent with the instructions of the non-employee directors.

General Communications. The Secretary will summarize all stockholder communications directly relating to our business operations, the Board, our officers, our activities or other matters and opportunities closely related to us. This summary and copies of the actual stockholder communications will then be circulated to the Chairman of the Nominating and Corporate Governance Committee (the “Governance Committee”).

Stockholder Proposals and Director Nominations and Recommendations. Stockholder proposals are reviewed by the Secretary for compliance with the requirements for such proposals set forth in our Bylaws and in Regulation 14a-8 promulgated under the Securities Exchange Act of 1934 (“Exchange Act”). Stockholder proposals that meet these requirements will be summarized by the Secretary. Summaries and copies of the stockholder proposals are circulated to the Chairman of the Governance Committee.

Stockholder nominations for directors are reviewed by the Secretary for compliance with the requirements for director nominations that are set forth in our Bylaws. Stockholder nominations for directors that meet these requirements are summarized by the Secretary. Summaries and copies of the nominations or recommendations are then circulated to the Chairman of the Governance Committee.

The Governance Committee will consider director candidates recommended by stockholders. If a director candidate is recommended by a stockholder, the Governance Committee expects to evaluate such candidate in the same manner it evaluates director candidates it identifies. Stockholders desiring to make a recommendation to the Governance Committee should follow the procedures set forth above regarding stockholder nominations for directors.

Retention of Stockholder Communications. Any stockholder communications which are not circulated to the Chairman of the Governance Committee because they do not meet the applicable requirements or criteria described above will be retained by the Secretary for at least ninety calendar days from the date on which they are received, so that these communications may be reviewed by the directors generally if such information relates to the Board as a whole, or by any individual to whom the communication was addressed, should any director elect to do so.

Distribution of Stockholder Communications. Except as otherwise required by law or upon the request of a non-employee director, the Chairman of the Governance Committee will determine when and whether a stockholder communication should be circulated among one or more members of the Board and/or Company management.

Director Qualifications and Diversity

The Board seeks independent directors who represent a diversity of backgrounds and experiences that will enhance the quality of the Board’s deliberations and decisions. Candidates should have substantial experience with one or more publicly traded companies or should have achieved a high level of distinction in their chosen fields.  The Board is particularly interested in maintaining a mix that includes individuals who are active or retired executive officers and senior executives, particularly those with experience in technology; research and development; finance, accounting and banking; or marketing and sales.

There is no difference in the manner in which the Governance Committee evaluates nominees for director based on whether the nominee is recommended by a stockholder. In evaluating nominations to the Board of Directors, the Governance Committee also looks for depth and breadth of experience within the Company’s industry and otherwise, outside time commitments, special areas of expertise, accounting and finance knowledge, business judgment, leadership ability, experience in developing and assessing business strategies, corporate governance expertise, and for incumbent members of the Board, the past performance of the incumbent director. Each of the candidates nominated for election to our Board was recommended by the Governance Committee.

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

Risk Oversight

Our Board provides risk oversight for our entire company by receiving management presentations, including risk assessments, and discussing these assessments with management. The Board’s overall risk oversight, which focuses primarily on risks and exposures associated with current matters that may present material risk to our operations, plans, prospects or reputation, is supplemented by the various committees. The Audit Committee discusses with management and our independent registered public accounting firm our risk management guidelines and policies, our major financial risk exposures and the steps taken to monitor and control such exposures. Our Compensation Committee oversees risks related to our compensation programs and discusses with management its annual assessment of our employee compensation policies and programs. Our Nomination and Governance Committee oversees risks related to corporate governance and management and director succession planning.

Board Leadership Structure

The Chairman of the Board presides at all meetings of the Board. Currently, the offices of Chairman of the Board and Chief Executive Officer are separated. The Company has no fixed policy with respect to the separation of the offices of the Chairman of the Board and Chief Executive Officer. The Board believes that the separation of the offices of the Chairman of the Board and Chief Executive Officer is in the best interests of the Company and will review this determination from time to time.

Compliance with Section 16 of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2015, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2015, and the representations made by the reporting persons to us, we believe that the following person(s) who, at any time during such fiscal year was a director, officer or beneficial owner of more than 10% of the Company’s common stock, failed to comply with all Section 16(a) filing requirements during the fiscal year:

Name	Number of Late Reports	Number of Transactions not Reported on a Timely Basis	Failure to File a Required Form
Nadir Ali	1*	1	0
Wendy Loundermon	1**	1	0

* Mr. Ali was late filing a Form 4 reflecting an acquisition of stock options on April 17, 2015.

** Ms. Loundermon was late filing a Form 4 reflecting an acquisition of stock options on May 9, 2015.

Item 11: Executive Compensation

The table below sets forth, for the last two fiscal years, the compensation earned by (i) each individual who served as our principal executive officer, (ii) our two other most highly compensated executive officers, other than our principal executive officer, who were serving as an executive officer at the end of the last fiscal year, and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to the preceding paragraph (ii) but for the fact that the individual was not serving as an executive officer of the Company at the end of the last completed fiscal year. Together, these three individuals are sometimes referred to as the “Named Executive Officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)		All Other Compensation ($)		Total ($)

Nadir Ali,	2015	$252,400	$266,329	$507,500	(1)	$183,399	(2)	$1,209,629
Chief Executive Officer of Sysorex	2014	$240,000	$140,000	$-		$153,711	(2)	$533,711

Bret Osborn,	2015	$180,000	$374,840	$188,600	(1)	$11,959	(4)	$755,399
President of Lilien Systems	2014	$180,000	$385,726	$-		$7,020	(5)	$572,746

Craig Harper,	2015	$220,001	$110,000	$180,050	(1)	$7,020	(5)	$517,071
Chief Technology Officer of Sysorex	2014	$103,846	$-	$127,800	(1)	$3,510	(5)	$235,156

(1)	The fair value of employee option grants are estimated on the date of grant using the Black-Scholes option pricing model with key weighted average assumptions, expected stock volatility and risk free interest rates based on US Treasury rates from the applicable periods.
(2)	Accrued vacation paid as compensation and housing allowance.
(3)	Accrued vacation paid as compensation.
(4)	Represents fringe benefits and auto allowance.
(5)	Represents an automobile allowance.

Outstanding Equity Awards at Fiscal Year-End

Other than as set forth below, there were no outstanding unexercised options, unvested stock, and/or equity incentive plan awards issued to our named executive officers as of December 31, 2015.

	Option Awards							Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested #	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)(1)
Nadir Ali	125,000	(1)	-0-		-0-	0.312	12/21/2022	-0-	-0-	-0-	-0-
	156,250	(2)	468,750	(2)	-0-	2.70	08/12/2023	-0-	-0-	-0-	-0-
	93,750	(3)	406,250	(3)	-0-	2.32	04/17/2025	-0-	-0-	-0-	-0-

Bret Osborn	16,666	(3)	183,334	(3)	-0-	1.75	08/05/2025	-0-	-0-	-0-	-0-

Craig Harper	28,125	(3)	46,875	(3)	-0-	3.79	07/03/2024	-0-	-0-	-0-	-0-
	28,645	(3)	96,355	(3)	-0-	1.56	02/12/2025	-0-	-0-	-0-	-0-
	8,333	(3)	91,667	(3)	-0-	1.75	08/05/2025	-0-	-0-	-0-	-0-

(1)	This option is 100% vested.
(2)	This option vests 25% on August 14, 2015 and vests 25% over the following three anniversaries of the grant date.
(3)	This option vests 1/48th per month at the end of each month starting on the grant date.

Employment Agreements and Arrangements

On July 1, 2010, Nadir Ali entered into an “at will” Employment and Non-Compete Agreement, as subsequently amended, with the Sysorex Group, consisting of Sysorex Federal, Inc., Sysorex Government Services and Sysorex Consulting prior to their acquisition by the Company.  Under the terms of the Employment Agreement Mr. Ali serves as President.  The Employment Agreement was assumed by the Company and Mr. Ali became CEO in September 2011.  Mr. Ali’s salary under the Agreement is $240,000 per annum plus other benefits including a bonus plan, a housing allowance, health insurance, life insurance and other standard Sysorex employee benefits. If Mr. Ali’s employment is terminated without Cause (as defined), he will receive his base salary for 12 months from the date of termination.  Mr. Ali’s employment agreement provides that he will not compete with the Company for a period ending 12 months from termination and will be subject to non-solicitation provisions relating to employees, consultants and customers, distributors, partners, joint ventures or suppliers of the Company. On April 17, 2015, the Compensation Committee approved the increase of Mr. Ali’s annual salary to $252,400 per annum, effective January 1, 2015.

On March 20, 2013, upon the Company’s acquisition of Lilien Systems, Lilien Systems (“Lilien”, n.k.a. “Sysorex USA”) entered into a two year employment agreement with Bret Osborn to serve as President of Lilien Systems.  Under the agreement Mr. Osborn’s salary was $180,000 per year and he was eligible to receive compensation under a bonus plan.  If the contract was terminated by Lilien for Cause (as defined), or if Mr. Osborn resigned without Good Reason (as defined), Mr. Osborn shall only receive his compensation earned through the termination date.  If the contract was terminated by Lilien without Cause or if Mr. Osborn terminated his employment for Good Reason, or upon a Change in Control (as defined), Mr. Osborn was also entitled to one year’s severance pay; all non-vested equity in the Company shall accelerate and vest on the date of termination and all healthcare and life insurance coverage through the end of the term shall be paid by the Company. After the expiration of the employment agreement Mr. Osborn’s compensation arrangement includes an annual salary of $180,000 plus other benefits including a bonus plan, commission plan and auto allowance.

Craig Harper joined the Company on June 24, 2014. His compensation arrangements include an annual salary of $200,000 plus other benefits including a bonus plan, commission plan and auto allowance. Effective July 1, 2015 Mr. Harper’s annual salary was increased to $240,000 per year.

Securities Authorized for Issuance under Equity Compensation Plans

On September 1, 2011 our Board of Directors and stockholders adopted the 2011 Employee Stock Incentive Plan, which was amended and restated on May 2, 2014 (the Amended and Restated 2011 Employee Stock Incentive Plan is referred to as the “Plan”). The purpose of the Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship, and to stimulate an active interest of these persons in our development and financial success. Under the Plan, as amended, we are authorized to issue up to 2,634,500 shares of Common Stock, with yearly increases equal to 10% of the number of shares issued during the prior calendar year, including incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long term incentive awards. On June 18, 2015 the stockholders approved an amendment to the Plan increasing the number of shares of common stock authorized for awards under the Plan by 3,000,000, subject to annual increases. Thus, effective as of January 1, 2016, an aggregate of 6,756,033 shares are authorized for grant under the Plan. The Plan is administered by our Board until authority is delegated to a committee of the board of directors.

The table below provides information as of December 31, 2015 regarding the Plan and such other compensation plans under which equity securities of the Company have been authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options(a)		Weighted-average exercise price of outstanding (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders	4,128,049		$1.89	2,627,984
Equity compensation plans not approved by security holders	625,000	(1)	$2.70	0
Total	4,753,049		$2.00	2,627,984

(1)	Options granted to Nadir Ali on August 14, 2013.

Director Compensation

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Directors in the year ended December 31, 2015 expect those Directors who were also Named Executive Officers and whose compensation information has been disclosed above.

Name	Fees Earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity Incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)		Total ($)
Leonard Oppenheim	$45,500	$44,872	$16,960	-	-	-		$107,332
Thomas Steding	$43,500	$32,200	$35,360	-	-	$23,750	(1)	$134,810
Kareem Irfan	$31,250	$32,200	$16,960	-	-	-		$80,410
Tanveer Khader	$31,000	$32,200	$16,960	-	-	-		$80,160
A. Salam Qureishi	$-	$-	$-	-	-	$360,000	(1)	$360,000
Geoffrey Lilien	$-	$-	$-	-	-	$197,905	(2)	$197,905
(1)	Compensation under a consulting agreement as fully described in Item 13.
(2)	Compensation as an employee of Lilien Systems to include salary, bonus and auto allowance.

Directors are entitled to reimbursement of ordinary and reasonable expenses incurred in exercising their responsibilities and duties as a director. Additionally, on July 14, 2014 the Board approved to award its independent directors the following compensation (the “Compensation”) for fiscal year 2014 (July 2014 – June 2015) (subject to a definitive agreement): $20,000 per year for their services rendered on the Board, $2,500 per year for service on a committee, a non-qualified stock option grant to purchase 10,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) under the Company’s 2011 Employee Stock Incentive Plan which was amended and restated on May 2, 2014 (the “Plan”), and a restricted stock award of 20,000 shares of Common Stock under the Plan, which will vest in increments of 5,000 shares per quarter over a period of one year from the grant date.  Effective July 1, 2015 the Board approved the following compensation plan for the independent directors: $30,000 per year for their services rendered on the Board, $15,000 per year for service as the audit committee chair, $10,000 per year for service as the compensation committee chair, $6,000 per year for service on the audit committee, $4,000 per year for service on the compensation committee, $2,500 per year for service on the nominating committee, a non-qualified stock option grant to purchase 20,000 shares of the Company’s common stock under the Company’s Employee Stock Incentive Plan, and a restricted stock award of 20,000 shares of Common Stock under the Plan, which will vest in increments of 5,000 shares per quarter over a period of one year from the grant date.  The payment of any portion of the Compensation, including the grants of any securities under the Plan shall be subject to the terms and conditions of definitive agreements to be entered into between the Company and its independent directors.

Item 12: Security Ownership of Certain Beneficial Owners and Management AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of April 27, 2016, regarding the beneficial ownership of our common stock by the following persons:

●	each person or entity who, to our knowledge, owns more than 5% of our common stock;

●	our executive officers as defined in Item 402(a)(3) of Regulation S-K;

●	each director; and

●	all of our executive officers and directors as a group.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Sysorex Global, 2479 E. Bayshore Road, Suite 195, Palo Alto, California 94303. Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of April 27, 2016, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding the options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

Name and Address of Beneficial Owner	Amount and nature of beneficial ownership		Percent of Class (1)
Abdus Salam Qureishi	1,934,354	(3)	7.6%
Nadir Ali	1,381,012	(4)	5.4%
Geoffrey I. Lilien	1,539,241		6.1%
Bret Osborn	652,672	(8)	2.6%
Leonard Oppenheim	97,808	(9)	*
Thomas Steding	45,416	(10)	*
Kareem Ifran	38,125	(11)	*
Tanveer Khader	2,206,143	(6)	8.8%
Craig Harper	108,603	(12)	*
Kevin Harris	15,000		*
Wendy Loundermon	338,381	(2)	1.3%
A. Sage Osterfeld	44,791	(13)	*
All Directors and Executive Officers as a Group (9 persons)	8,401,546	(7)	31.6%

5% Beneficial Owners

SyHoldings Corporation (5)	2,168,018		8.6%

*	less than 1% of the issued and outstanding shares of common stock.

(1)	Based on 25,116,035 shares outstanding on April 27, 2016.

(2)	Includes (i) 18,298 shares of common stock held of record by Ms. Loundermon, (ii) 298,333 shares of common stock issuable to Ms. Loundermon upon exercise of outstanding stock options, and (iii) warrants for 21,750 shares held directly by Ms. Loundermon.

(3)	Includes (i) 142,754 shares of common stock held of record by Abdus Salam Qureishi, (ii) 907,288 shares of common stock held of record by the Qureishi 1998 Family Trust, (iii) 250,000 shares of common stock issuable to Mr. Qureishi upon exercise of an outstanding stock option, (iv) 154,928 shares of common stock issuable to Mr. Qureishi upon exercise of an outstanding common stock purchase warrant, (v) 182,971 shares of common stock held of record by SVI (“SVI”), (vi) 259,819 shares of common stock held of record by Cap Invest Inc. (“Cap Invest”), and (vii) 36,594 shares of common stock held of record by Naheed Qureishi, Mr. Qureishi’s wife. Mr. Qureishi is the majority shareholder of SVI and Cap Invest and may be deemed to have voting and investment control of the shares of Common Stock held by such entities. Mr. Qureishi is the sole trustee of the Qureishi 1998 Family Trust and may be deemed to have sole voting and investment control.

(4)	Includes (i) 570,413 shares of common stock held of record by Nadir Ali, (ii) 437,500 shares of common stock issuable to Nadir Ali upon exercise of an outstanding stock option, (iii) 54,892 shares of common stock held of record by Lubna Qureishi, Mr. Ali’s wife, (iv) 274,457 shares of common stock held of record by the Qureishi Ali Grandchildren Trust, and (v) 43,750 shares of common stock issuable to Lubna Qureishi upon exercise of an outstanding common stock purchase warrant. Mr. Ali is the joint-trustee (with his wife Lubna Qureishi) of the Qureishi Ali Grandchildren Trust and has voting and investment control over the shares held.

(5)	The power to vote and dispose of these shares is held by Mr. Tanveer Khader, 1735 Technology Drive, #430, San Jose, CA 95110.

(6)	Includes (i) 2,168,018 shares of common stock owned directly by SyHolding Corp., (ii) 30,000 shares of common stock held of record by Mr. Khader and (iii) 8,125 shares of common stock issuable to Tanveer Khader upon exercise of outstanding stock options. Tanveer Khader holds the power to vote and dispose of the Sy Holdings Corporation shares.

(7)	Includes (i) 3,166,381shares of common stock held directly, or by spouse, (ii) 3,792,553 shares of common stock held of record by entities, (iii) 1,214,684shares of common stock issuable upon exercise of stock options, and (iv) 227,928shares of common stock issuable upon exercise of common stock purchase warrants.

(8)	Includes (i) 611,006 shares of common stock held of record by Mr. Osborn and (ii) 41,666 shares of common stock issuable to Bret Osborn upon exercise of outstanding stock options.

(9)	Includes (i) 82,183 shares of common stock held of record by Mr. Oppenheim, (ii) 8,125 shares of common stock issuable to Leonard Oppenheim upon exercise of outstanding stock options, and (iii) warrants for 7,500 shares held directly by Mr. Oppenheim.

(10)	Includes (i) 30,000 shares of common stock held of record by Mr. Steding and (ii) 15,416 shares of common stock issuable to Thomas Steding upon exercise of outstanding stock options.

(11)	Includes (i) 30,000 shares of common stock held of record by Mr. Irfan and (ii) 8,125 shares of common stock issuable to Kareem Irfan upon exercise of outstanding stock options.

(12)	Includes (i) 6,000 shares of common stock held of record by Mr. Harper and (ii) 102,603 shares of common stock issuable to Craig Harper upon exercise of outstanding stock options.

(13)	Includes 44,791 shares of common stock issuable to A. Sage Osterfeld upon exercise of outstanding stock options.

Item 13: Certain Relationships and Related Transactions, AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Transactions with Related Persons.

The Board of Directors reviews issues involving potential conflicts of interest, and reviews and approves all related party transactions, including those required to be disclosed as a “related party” transaction under applicable federal securities laws. The Board has not adopted any specific procedures for conducting reviews of potential conflicts of interest and considers each transaction in light of the specific facts and circumstances presented. However, to the extent a potential related party transaction is presented to the Board, the Company expects that the Board would become fully informed regarding the potential transaction and the interests of the related party, and would have the opportunity to deliberate outside of the presence of the related party. The Company expects that the Board would only approve a related party transaction that was in the best interests of the Company, and further would seek to ensure that any completed related party transaction was on terms no less favorable to the Company than could be obtained in a transaction with an unaffiliated third party. Other than as described below, no transaction requiring disclosure under applicable federal securities laws occurred during fiscal year 2015 that was submitted to the Board of Directors for approval as a “related party” transaction.

Related Party Transactions

Securities and Exchange Commission regulations define the related person transactions that require disclosure to include any transaction, arrangement or relationship in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years in which we were or are to be a participant and in which a related person had or will have a direct or indirect material interest. A related person is: (i) an executive officer, director or director nominee, (ii) a beneficial owner of more than 5% of our common stock, (iii) an immediate family member of an executive officer, director or director nominee or beneficial owner of more than 5% of our common stock, or (iv) any entity that is owned or controlled by any of the foregoing persons or in which any of the foregoing persons has a substantial ownership interest or control.

For the period from January 1, 2014, through the date of the report (the “Reporting Period”), described below are certain transactions or series of transactions between us and certain related persons.

Note Payable to Related Party

The Company has borrowed funds from Sysorex Consulting, Inc., who is a shareholder of the Company and for which A. Salam Qureishi is the majority shareholder, pursuant to an oral agreement with no stated interest rate and which is payable upon demand. Non-interest bearing amounts due on demand from Sysorex Consulting, Inc. to Sysorex Saudi Arabia, Inc. were $665,554 as of December 31, 2015 and December 31, 2014. These advances were made to fund operations of Sysorex Consulting and recorded as intercompany accounts without any written agreement.  The largest aggregate amount of principal outstanding during the years ended December 31, 2015 and 2014 was $665,554 with no principal or interest paid during those periods.

Agreements with Duroob Technology, Inc.

During 2015 the Company borrowed funds for working capital from Duroob Technology, Inc., a Saudi Arabian limited liability company (“Duroob”), a related party as Duroob’s CEO owns a minority interest in Sysorex Arabia LLC,  pursuant to an oral agreement with no stated interest rate and which is payable upon demand. As of December 31, 2015, Duroob was owed $1,867. The largest aggregate amount of principal outstanding during the year ended December 31, 2015 was $1,867 and there were no interest payments paid during the year. Sysorex Arabia LLC is 50.2% owned by the Company and 49.8% owned by Abdul Aziz Salloum (“Salloum”), its general manager. Salloum is also the CEO and principal shareholder of Duroob.

Consulting Agreements

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

Thomas Steding, a director, has resigned from the Audit Committee of the Company’s Board of Directors effective November 1, 2015. Mr. Steding has signed an agreement (“Steding Consulting Agreement”) to provide consulting services to the Company subsequent to that date. The services required by the consulting agreement include providing guidance on general management and leadership, cultural practices and reinforcement, marketing strategy and positioning, product development best practice, weekly control practices, executive development, and similar services. The term of the agreement will expire on October 31, 2016, unless extended by the Company. Mr. Steding will be paid $5,000 per month as compensation for his services, will receive an option to purchase 50,000 shares of the Company’s common stock and will be reimbursed, in accordance with the Company’s travel and entertainment policy, expenses incurred by him in providing the services. The right to purchase 1/48th of the option shares will vest for each month of Mr. Steding’s continuous service to the Company, starting on the date the Board of Directors approves the option grant. Mr. Steding will continue to serve on the Company’s Board of Directors, Compensation Committee and Nominating Committee.

Employment Agreements

On March 20, 2013, upon the Company’s acquisition of Lilien Systems, Lilien Systems (“Lilien”, n.k.a. Sysorex USA) entered into a two-year employment agreement with Geoffrey Lilien, as CEO of Lilien Systems.  Under the agreement Mr. Lilien’s salary was $238,704 and he was eligible to receive compensation under a bonus plan. If the contract is terminated by Lilien for Cause (as defined), or if Mr. Lilien resigns without Good Reason (as defined), Mr. Lilien shall only receive his compensation earned through the termination date.  If the contract is terminated by Lilien without Cause or if Mr. Lilien terminates his employment for Good Reason, or upon a Change in Control (as defined), Mr. Lilien shall also be entitled to one year’s severance pay; all non-vested equity in the Company shall accelerate and vest on the date of termination and all healthcare and life insurance coverage through the end of the term shall be paid by the Company.  For purposes of this Agreement, Cause shall include, among other things: the gross profits for calendar years ending December 31, 2013 and 2014 attributable to Lilien are more than 25% below the Gross Profit Projections for Lilien provided by Mr. Lilien. After the expiration of the employment agreement and effective April 1, 2015 Mr. Lilien’s compensation arrangement was a salary of $10,000 a month, he was eligible for commissions and bonuses during the 1st quarter of 2015 and was eligible to participate in the Company’s health insurance plan until December 31, 2015.

On April 18, 2014, upon the Company’s acquisition of AirPatrol Corporation, AirPatrol Corporation (“AirPatrol”, which merged into Sysorex USA effective January 1, 2016) entered into an employment agreement with A. Sage Osterfeld to serve as Chief Marketing Officer of AirPatrol.  Under the agreement Mr. Osterfeld’s base salary is $180,000 per year and he is eligible to receive compensation under the company’s bonus programs and participate in the Company’s equity incentive plans.  Either AirPatrol or Mr. Osterfeld may terminate the agreement with 30-day prior notice. If the agreement is terminated for any reason, Mr. Osterfeld shall receive (1) any earned but unpaid base salary and annual bonus through the date of termination; (2) any unreimbursed expenses incurred through the date of termination; (3) the value of any accrued but unpaid vacation time; and (4) any other vested accrued benefits Ms. Osterfeld may be entitled to. If AirPatrol terminates the agreement without “Cause” (as defined), Mr. Osterfeld terminates the agreement with Good Reason (as defined), or Mr. Osterfeld’s employment is not assumed upon a Change of Control (as defined), in addition to the above payments, AirPatrol shall pay Mr. Osterfeld three-month base salary less all applicable taxes on the date of such termination. The employment agreement with Mr. Osterfeld is attached to this Amendment as Exhibit 10.39 and incorporated by reference herein. Mr. Osterfeld’s annual salary was increased to $200,000 on March 1, 2015.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below are approximate fees for services rendered by Marcum LLP, our independent registered public accounting firm, for the fiscal years ended December 31, 2015 and 2014.

	2015	2014
Audit Fees(1)	$266,042	$339,771
Audit Related Fees	$65,311	$321,499
Tax Fees	$0	$4,165
All Other Fees	$0	$0

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

Audit Fees. The “Audit Fees” are the aggregate fees of Marcum attributable to professional services rendered in 2015 and 2014 for the audit of our annual financial statements, for review of financial statements included in our quarterly reports on Form 10-Q or for services that are normally provided by Marcum in connection with statutory and regulatory filings or engagements for that fiscal year. These fees include fees billed for professional services rendered by Marcum for the review of registration statements or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees. Marcum billed us for professional services that were reasonably related to the performance of the audit or review of financial statements in 2015 and 2014, which are not included under Audit Fees above including the filing of our registration statements, including our Registration Statement on Form S-1 related to our public offering in April 2014. This amount also includes audit fees related to acquisitions.

Tax Fees. Marcum billed us for professional services rendered for tax advice and planning in 2014 and not in 2015.

All Other Fees. Marcum did not perform any services for us or charge any fees other than the services described above in 2015 and 2014.

Pre-approval Policies and Procedures

The Audit Committee is required to review and approve in advance the retention of the independent auditors for the performance of all audit and lawfully permitted non-audit services and the fees for such services. The Audit Committee may delegate to one or more of its members the authority to grant pre-approvals for the performance of non-audit services, and any such Audit Committee member who pre-approves a non-audit service must report the pre-approval to the full Audit Committee at its next scheduled meeting. The Audit Committee is required to periodically notify the Board of their approvals. The required pre-approval policies and procedures were complied with during 2015.

PART IV

Item 15. Exhibits, Financial Statement Schedules

15(a)(1) Financial Statements

The financial statements filed as part of this report are listed and indexed in the table of contents of the Original Filing and incorporated by reference to the Original Filing. Financial statement schedules have been omitted because they are not applicable or the required information has been included elsewhere in the Original Filing.

15(a)(2) Financial Statement Schedules

Not applicable.

15(a)(3) Exhibits

The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K/A.

Exhibit Index

Exhibit No.	Description
2.1	Asset Purchase and Merger Agreement, effective March 1, 2013, by and among Sysorex Global Holdings Corp., Lilien, LLC and Lilien Systems. (1)
2.2	Agreement of Merger dated March 20, 2013 by and between Lilien Systems and Sysorex Acquisition Corporation. (2)
2.3	List of Schedules and Exhibits to Asset Purchase and Merger Agreement, effective March 1, 2013, by and among Sysorex Global Holdings Corp., Lilien, LLC and Lilien Systems. (2)
2.4	Agreement and Plan of Merger dated August 31, 2013 by and between Sysorex Global Holdings Corp. and Shoom, Inc.(2)
2.5	Acquisition and Share Exchange Agreement dated as of June 27, 2011 by and between Sysorex Consulting, Inc. and Softlead, Inc. (2)
2.6	Agreement and Plan of Merger dated as of December 20, 2013, by and among Sysorex Global Holdings Corp., AirPatrol Corporation, AirPatrol Acquisition Corp. I, AirPatrol Acquisition Corp. II, and Shareholders Representative Services LLC. (5)
2.7	Amendment No. 1 to Agreement and Plan of Merger dated February 28, 2014 with AirPatrol Corporation. (6)
2.8	Amendment No. 2 to Agreement and Plan of Merger dated April 18, 2014 with AirPatrol Corporation. (8)
2.9	Waiver and Amendment No. 3 to Agreement and Plan of Merger dated April 18, 2014 with AirPatrol Corporation. (10)
2.10†	Asset Purchase Agreement, dated as of April 24, 2015, between Sysorex Global Holdings Corp., LightMiner Systems, Inc. and Chris Baskett. (15)
2.11	Agreement and Plan of Merger, dated as of December 14, 2015, between Sysorex Global Holdings Corp. and Sysorex Global. (19)
3.1	Restated Articles of Incorporation. (1)
3.2	Amendment No. 1 to Amended and Restated Bylaws of Softlead, Inc. (renamed Sysorex Global Holdings Corp.) (1)
3.3	Articles of Merger (renamed Sysorex Global). (19)
4.1	Specimen Stock Certificate of the Corporation. (1)
4.2	Business Financing Agreement dated March 15, 2013 by and among the Sysorex Government Services, Inc., Lilien Systems and Bridge Bank, N.A. (1)
4.3	Warrant to purchase common stock dated March 20, 2013 held by Bridge Bank N.A. (1)
4.4	Warrant to purchase common stock dated July 31, 2012 held by Hanover Holdings I, LLC. (1)
4.5	Warrant to purchase common stock dated August 29, 2013 held by Bridge Bank N.A. (2)
4.6	Amendment to Business Financing Agreement, Waiver of Default and Consent dated as of August 29, 2013 between the Sysorex Global Holdings Corp. and Bridge Bank, N.A. (2)

Exhibit No.	Description
4.7	Form of Underwriter’s Warrant. (4)
10.1	Guaranty of Corporation to Bridge Bank, N.A. dated March 15, 2013. (1)
10.2	Guarantor Security Agreement dated March 15, 2013 to Bridge Bank, N.A. (1)
10.3	Registration Rights Agreement dated March 20, 2013 by and between the Corporation and Bridge Bank, N.A. (1)
10.4	Form of Guaranty Agreement dated March 2013 between the Corporation and each of the former members of Lilien, LLC. (1)
10.5+	Form of Employment Agreement effective March 2013 between the Corporation and each of Geoffrey Lilien, Dhruv Gulati and Bret Osborn. (1)
10.6	Registration Rights Agreement dated August 29, 2013 by and between the Corporation and Bridge Bank, N.A. (2)
10.7+	Employment Agreement dated July 1, 2010, by and between the Corporation and Nadir Ali, as amended. (2)
10.8	Equity Exchange Agreement dated as of March 31, 2013 by and between the Corporation and Duroob Technology. (2)
10.9	Loan Agreement dated as of August 30, 2013 by and between AirPatrol Corporation and Sysorex Global Holdings Corp. (4)
10.10	Secured Promissory Note dated August 30, 2013 from AirPatrol Corporation to Sysorex Global Holdings Corp. (4)
10.11	Security Agreement dated as of August 30, 2013 by and between AirPatrol Corporation and Sysorex Global Holdings Corp. (4)
10.12	Subordination Agreement dated as of August 30, 2013 by and between Sysorex Global Holdings Corp. and Note Holders. (4)
10.13+	Employment Agreement dated as of December 20, 2013 by and between AirPatrol Corporation and Cleve Adams. (5)
10.14	Amendment No. 1 to Secured Promissory Note dated February 28, 2014 from AirPatrol Corporation to Sysorex Global Holdings Corp. (6)
10.15	Securities Purchase Agreement dated February 24, 2014 between Sysorex Global Holdings Corp. and Geneseo Communications, Inc. (6)
10.16+	Consulting Services Ordering Agreement dated as of April 1, 2013 by and between the Company and A. Salam Qureishi. (6)
10.17	Amendment Number Two to Business Financing Agreement, Waiver and Consent dated May 13, 2014 among Bridge Bank National Association, Lilien Systems and Sysorex Government Services, Inc. (9)
10.18	Amendment Number Three to Business Financing Agreement, Waiver and Consent dated December 31, 2014 among Bridge Bank National Association, Lilien Systems and Sysorex Government Services, Inc. (14)
10.19+	Director Services Agreement with Leonard A. Oppenheim dated October 21, 2014. (11)
10.20+	Director Services Agreement with Thomas L. Steding dated October 21, 2014. (11)
10.21+	Director Services Agreement with Kareem M. Irfan dated October 21, 2014. (11)
10.22+	Director Services Agreement with Tanveer A. Khader dated October 21, 2014. (11)
10.23+	Form of Non-Qualified Stock Option Agreement. (11)
10.24+	Form of Restricted Stock Award Agreement. (11)
10.25+	Employment Agreement, effective as of October 1, 2014, between William Frederick and the Company. (10)
10.26+	Employment Agreement, effective as of October 1, 2014, between Wendy Loundermon and the Company. (11)
10.27+	Form of Incentive Stock Option Agreement. (11)
10.28+	Release Agreement, dated January 30, 2015, between William Frederick and the Company. (12)
10.29+	Amended and Restated 2011 Employee Stock Incentive Plan. (13)
10.30	Amendment Number Four To Business Financing Agreement dated April 29, 2015 among Bridge Bank, N.A., Lilien Systems, Sysorex Government Services, Inc., Sysorex Federal, Inc., Sysorex Global Holdings Corp., Shoom, Inc. and AirPatrol Corporation. (16)
10.31	Amendment Number Five To Business Financing Agreement dated October 7, 2015 among Western Alliance Bank, Lilien Systems, Sysorex Government Services, Inc., Sysorex Federal, Inc., Sysorex Global Holdings Corp., Shoom, Inc. and AirPatrol Corporation. (17)

Exhibit No.	Description
10.32+	Employment Agreement dated as of October 6, 2015 by and between Sysorex Global Holdings Corp. and Kevin R. Harris. (17)
10.33+	Consulting Agreement dated as of November 1, 2015 by and between Sysorex Global Holdings Corp. and Thomas L. Steding. (18)
10.34	Stock Assignment Agreement dated as of December 14, 2015 by and between Sysorex Federal, Inc. and Sysorex Global Holdings Corp. (19)
10.35	Stock Assignment Agreement dated as of December 14, 2015 by and between AirPatrol Corporation and Sysorex Global Holdings Corp. (19)
**10.36	Consulting Services Ordering Agreement Amendment No. 3 dated March 25, 2016 by and between the Company and A. Salam Qureishi.
**10.37	Amendment Number Five To Business Financing Agreement dated March 25, 2016 among Western Alliance Bank, Sysorex USA, Sysorex Government Services, Inc. and Sysorex Global.
10.38+	Amendment to Amended and Restated 2011 Employee Stock Incentive Plan. (20)
*10.39+	Employment Agreement dated April 18, 2014 by and between AirPatrol Corporation and A. Sage Osterfeld.
**21	List of Subsidiaries of the Corporation.
**23.1	Consent of Marcum LLP.
**24.1	Power of Attorney.
*31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Master Services Agreement dated February 24, 2014 by and between Geneseo Communications, Inc. and the Corporation. (7)
**101.INS	XBRL Instant Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*     Filed herewith.

† Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and the registrant undertakes to furnish supplemental copies of any of the omitted exhibits and schedules upon request by the Commission.

+     Indicates a management contract or compensatory plan.

**  Filed as Exhibit 101 to the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2016 and incorporated herein by reference.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-190574) filed on August 12, 2013.

(2)	Filed on October 9, 2013 with the Company’s Registration Statement on Form S-1 (No. 333-191648) and incorporated herein by reference.

(3)	Filed on November 12, 2013 with Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-191648) and incorporated herein by reference.

(4)	Filed on December 9, 2013 with Amendment No. 2 to the Company’s Registration Statement on Form S-1 (No. 333-191648) and incorporated herein by reference.

(5)	Filed on January 21, 2014 with Amendment No. 3 to the Company’s Registration Statement on Form S-1 (No. 333-191648) and incorporated herein by reference.

(6)	Filed on March 13, 2014 with Amendment No. 4 to the Company’s Registration Statement on Form S-1 (No. 333-191648) and incorporated herein by reference.

(7)	Filed on March 21, 2014 with Amendment No. 5 to the Company’s Registration Statement on Form S-1 (No. 333-191648) and incorporated herein by reference.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 24, 2014.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed on May 15, 2014.

(10)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-198502) filed on August 29, 2014.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 27, 2014.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 5, 2015.

(13)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-195655) filed on May 2, 2014.

(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 27, 2015.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 30, 2015.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 7, 2015.

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 13, 2015.
(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed on November 13, 2015.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 18, 2015.

(20)	Incorporated by reference to Annex A to the Registrant’s Proxy Statement on Schedule 14A (SEC File No. 001-36404) filed with the Commission by the Company on April 30, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYSOREX GLOBAL

Date: April 29, 2016	By:	/s/ Nadir Ali
Nadir Ali
Chief Executive Officer Principal Executive Officer

Date: April 29, 2016	By:	/s/ Kevin R. Harris
Kevin R. Harris
Chief Financial Officer
(Principal Financial and Accounting Officer)