Form 10-Q
period 2016-03-31
Sysorex Global
filed 2016-05-16
CIK 1529113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,116,035 shares of common stock, par value $.001, outstanding, as of May 12, 2016.

SYSOREX GLOBAL

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

The results for the period ended March 31, 2016 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in our audited financial statements for the fiscal years ended December 31, 2015 and 2014 included in the Form 10-K filed with the Securities and Exchange Commission on March 30, 2016.

SYSOREX GLOBAL

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value data)

	March 31,	December 31,
	2016	2015
	(Unaudited)	(Audited)
Assets

Current Assets
Cash and cash equivalents	$2,853	$4,060
Accounts receivable, net	10,795	12,209
Notes and other receivables	1,756	1,340
Inventory	822	755
Prepaid licenses and maintenance contracts	7,460	7,509
Assets held for sale	772	772
Other current assets	1,829	1,967

Total Current Assets	26,287	28,612

Prepaid licenses and maintenance contracts, non-current	6,189	6,586
Property and equipment, net	1,306	1,392
Software development costs, net	1,565	1,281
Intangible assets, net	16,105	17,161
Goodwill	13,166	13,166
Other assets	516	517

Total Assets	$65,134	$68,715

The accompanying notes are an integral part of these financial statements.

SYSOREX GLOBAL

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except number of shares and par value data)

	March 31,	December 31,
	2016	2015
	(Unaudited)	(Audited)
Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$8,474	$9,320
Accrued liabilities	1,670	2,992
Deferred revenue	12,992	9,095
Short-term debt	8,828	9,417
Liabilities held for sale	2,030	2,026

Total Current Liabilities	33,994	32,850

Long Term Liabilities
Deferred revenue, non-current	7,140	7,666
Long-term debt	1,059	1,226
Other liabilities	434	542
Acquisition liability - LightMiner	3,476	3,475
Total Liabilities	46,103	45,759

Commitments and Contingencies

Stockholders' Equity

Preferred stock - $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	--	--
Common stock - $0.001 par value; 50,000,000 shares authorized; 25,354,863 and 25,309,863 issued and 25,116,035 and 25,071,035 outstanding at March 31, 2016 and December 31, 2015, respectively	25	25
Additional paid-in capital	58,590	58,226
Treasury stock, at cost, 238,828 shares	(695)	(695)
Due from Sysorex Consulting Inc.	(666)	(666)
Accumulated other comprehensive income	48	31
Accumulated deficit (excluding $2,442 reclassified to additional paid in capital in quasi-reorganization)	(36,661)	(32,359)

Stockholders' Equity Attributable to Sysorex Global	20,641	24,562

Non- controlling Interest	(1,610)	(1,606)

Total Stockholders' Equity	19,031	22,956

Total Liabilities and Stockholders' Equity	$65,134	$68,715

The accompanying notes are an integral part of these financial statements.

SYSOREX GLOBAL

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2016	2015
Revenues	(Unaudited)
Products	$10,348	$10,388
Services	3,739	3,734
Total Revenues	14,087	14,122

Cost of Revenues
Products	8,042	8,650
Services	2,098	1,425
Total Cost of Revenues	10,140	10,075

Gross Profit	3,947	4,047

Operating Expenses
Research and development	587	163
Sales and marketing	2,501	2,463
General and administrative	3,965	3,274
Acquisition related costs	20	76
Amortization of intangibles	1,056	882
Total Operating Expenses	8,129	6,858

Loss from Operations	(4,182)	(2,811)

Other Income (Expense)
Interest expense	(143)	(99)
Other income	20	5
Change in fair value of shares to be issued	(1)	--
Total Other Income (Expense)	(124)	(94)

Loss before Provision for Income Taxes	(4,306)	(2,905)
Provision for Income Taxes	--	--

Net Loss	(4,306)	(2,905)

Net Loss Attributable to Non-controlling Interest	(4)	(5)

Net Loss Attributable to Stockholders of Sysorex Global	$(4,302)	$(2,900)

Net Loss Per Share - Basic and Diluted	$(0.17)	$(0.15)

Weighted Average Shares Outstanding
Basic and Diluted	25,105,705	19,765,585

The accompanying notes are an integral part of these financial statements.

4

SYSOREX GLOBAL

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	For the Three Months Ended
	March 31,
	2016	2015
	(Unaudited)

Net Loss	$(4,306)	$(2,905)

Unrealized foreign exchange gain/(loss) from cumulative translation adjustments	17	(7)

Comprehensive Loss	$(4,289)	$(2,912)

The accompanying notes are an integral part of these financial statements.

SYSOREX GLOBAL

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Unaudited)

(In thousands, except per share data)

			Additional			Due from	Accumulated Other		Non-	Total
	Common Stock		Paid-In	Treasury Stock		Sysorex	Comprehensive	Accumulated	Controlling	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Consulting, Inc.	Income (Loss)	Deficit	Interest	Equity

Balance - January 1, 2016	25,309,863	$25	$58,226	(238,828)	$(695)	$(666)	$31	$(32,359)	$(1,606)	$22,956

Common shares issued for services	45,000	--	26	--	--	--	--	--	--	26
Stock options granted to employees for services	--	--	338	--	--	--	--	--	--	338
Cumulative translation adjustment	--	--	--	--	--	--	17	--	--	17
Net loss	--	--	--	--	--	--	--	(4,302)	(4)	(4,306)

Balance - March 31, 2016	25,354,863	$25	$58,590	(238,828)	$(695)	$(666)	$48	$(36,661)	$(1,610)	19,031

The accompanying notes are an integral part of these financial statements.

SYSOREX GLOBAL

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2016	2015
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(4,306)	$(2,905)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	263	121
Amortization of intangible assets	1,056	882
Stock based compensation	364	386
Amortization of deferred financing costs	--	23
Change in fair value of shares to be issued	1	--
Provision for doubtful accounts	212	--
Other	2	--

Changes in operating assets and liabilities:
Accounts receivable and other receivables	787	(1,252)
Inventory	(67)	68
Other current assets	140	(27)
Prepaid licenses and maintenance contracts	446	354
Other assets	1	(2)
Accounts payable	(848)	814
Accrued liabilities	(1,323)	(488)
Deferred revenue	3,371	(201)
Other liabilities	(103)	(34)
Total Adjustments	4,302	644

Net Cash Used in Operating Activities	(4)	(2,261)

Cash Flows Used in Investing Activities
Purchase of property and equipment	(48)	(22)
Investment in capitalized software	(414)	(97)

Net Cash Flows Used in Investing Activities	(462)	(119)

Cash Flows provided by Financing Activities
Advances (repayment) of line of credit	(588)	1,980
Repayment of term loan	(167)	(125)
Repayments to related party	(3)	--
Repayment of notes payable	--	(1)

Net Cash (Used In) Provided by Financing Activities	(758)	1,854

Effect of Foreign Exchange Rate on Changes on Cash	17	(7)

Net Decrease in Cash and Cash Equivalents	(1,207)	(533)

Cash and Cash Equivalents - Beginning of period	4,060	3,228

Cash and Cash Equivalents - End of period	$2,853	$2,695

Supplemental Disclosure of cash flow information:
Cash paid for:
Interest	$142	$76
Income Taxes	--	--

The accompanying notes are an integral part of these financial statements.

SYSOREX GLOBAL

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

Note 1 - Organization and Nature of Business

Overview

Sysorex Global (“SG”), through its wholly-owned subsidiaries, Sysorex USA f/k/a Lilien Systems (“SUSA”), Sysorex Government Services, Inc. (“SGS”), Sysorex Canada Corp. f/k/a. AirPatrol Research Corp. (“Sysorex Canada”) and the majority-owned subsidiary, Sysorex Arabia LLC (“SA”) (collectively the “Company” or “Sysorex”), provides big data analytics and location based products and related services for the cyber-security and Internet of Things markets. The Company is headquartered in California, and has subsidiary offices in Virginia, Maryland, Oregon, Hawaii, State of Washington, California, Vancouver, Canada and Riyadh, Saudi Arabia.

Liquidity

As of March 31, 2016, the Company has a working capital deficiency of approximately $7.7 million. For the three months ended March 31, 2016, the Company incurred a net loss of approximately $4.2 million and utilized cash in operations of approximately $4,000.

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

The Company’s capital resources as of March 31, 2016, increased bank facility, net proceeds from the September 25, 2015 offering, higher margin business line expansion and recent contract awards, including prepayments anticipated to be received are expected to be sufficient to fund planned operations during the next twelve months from the date of filing this quarterly report. While the Company also has an effective registration statement on Form S-3 which will allow it to raise additional capital from the sale of its securities, subject to certain limitations for registrants with a market capitalization of less than $75 million, if additional financing is needed we anticipate such financing will come from an increase in our bank facility rather than through a sale of equity, however, our decision will be based on our capital requirements and the terms of the various types of financing that will be available to us when we need it.  The information in these condensed consolidated financial statements concerning the Company’s Form S-3 registration statement does not constitute an offer of any securities for sale. If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months, the Company may need to curtail certain aspects of its expansion activities or consider other means of obtaining additional financing, although there is no guarantee that any such additional financing would be available to the Company.

SYSOREX GLOBAL

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the Company’s operations for the three month period ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.  These interim condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and footnotes for the years ended December 31, 2015 and 2014 included in the Form 10-K filed with the Securities and Exchange Commission on March 30, 2016.

Note 3 - Summary of Significant Accounting Policies

Significant Accounting Policies

The Company's complete accounting policies are described in Note 2 to the Company's audited financial statements and footnotes for the years ended December 31, 2015 and 2014.

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

SYSOREX GLOBAL

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

Note 3 - Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company provides IT solutions and services to customers with revenues currently derived primarily from the sale of third-party hardware and software products, software, assurance, licenses and other consulting services, including maintenance services and recognizes revenue once the following four criteria are met: (1) persuasive evidence of an arrangement exists, (2) the price is fixed and determinable, (3) shipment (software and hardware) or fulfillment (maintenance) has occurred, and (4) there is reasonable assurance of collection of the sales proceeds (the “Revenue Recognition Criteria”). In addition, the Company also records revenues in accordance with Accounting Standards Codification (“ASC”) Topic 605-45 “Principal Agent Consideration” (“ASC 605-45”). The Company evaluates the sales of products and services on a case by case basis to determine whether the transaction should be recorded gross or net, including, but not limited to, assessing whether or not the Company: 1) is the primary obligor in the transaction; 2) has inventory risk with respect to the products and/or services sold; 3) has latitude in pricing; and 4) changes the product or performs part of the services sold. The Company evaluates whether revenues received from the sale of hardware and software products, licenses, and services, including maintenance and professional consulting services, should be recognized on a gross or net basis on a transaction by transaction basis. As of March 31, 2016, the Company has determined that all revenues received should be recognized on a gross basis in accordance with applicable standards.

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

The Company also enters into sales transactions whereby customer orders contain multiple deliverables, and reports its multiple deliverable arrangements under ASC 605-25 “Revenue Arrangements with Multiple Deliverables” (“ASC-605-25”). These multiple deliverable arrangements primarily consist of the following deliverables: the Company’s design, configuration, installation, integration, warranty/maintenance and consulting services; and third-party computer hardware, software and warranty maintenance services. In situations where the Company bundles all or a portion of the separate elements, Vendor Specific Objective Evidence (“VSOE”) is determined based on prices when sold separately.  For the three months ended March 31, 2016 and 2015 revenues recognized as a result of customer contracts requiring the delivery of multiple elements were $5.3 million and $7.6 million, respectively.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

Note 3 - Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

Maintenance and Professional Services Revenue Recognition

With respect to sales of our maintenance, consulting and other service agreements including our digital advertising and electronic services, the Revenue Recognition Criteria is met once the service has been provided. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. The fixed rate includes direct labor, indirect expenses, and profits. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. Anticipated losses are recognized as soon as they become known. For the three months ended March 31, 2016 and 2015, the Company did not incur any such losses. These amounts are based on known and estimated factors. Revenues from time and material or firm fixed price long-term and short-term contracts are derived principally with various United States Government agencies and commercial customers.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

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

The Company incurred stock-based compensation charges, net of estimated forfeitures of $364,000 and $386,000 for the three months ended March 31, 2016 and 2015, respectively.  The following table summarizes the nature of such charges for the years then ended (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Compensation and related benefits	$338	$254
Professional and legal fees	26	132
Totals	$364	$386

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

The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
	2016	2015
Options	4,817,109	2,981,658
Warrants	561,262	511,262
Shares accrued but not issued	1,842,000	35,715

Totals	7,220,371	3,528,635

SYSOREX GLOBAL

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

Note 3 - Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

The FASB and the SEC have issued certain accounting standards updates and regulations that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2016 or 2015, and does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

Subsequent Events

The Company evaluates events and/or transactions occurring after the balance sheet date and before the issue date of the condensed consolidated financial statements to determine if any of those events and/or transactions requires adjustment to or disclosure in the condensed consolidated financial statements.

Note 4 – Related Party

Due from Related Parties

Non-interest bearing amounts due on demand from a related party was $666,000 as of March 31, 2016 and December 31, 2015, and consists primarily of amounts due from Sysorex Consulting, Inc. As Sysorex Consulting, Inc. is a direct shareholder of and an investor in the Company, the amounts due from Sysorex Consulting, Inc. as of March 31, 2016 and December 31, 2015 have been classified in and as a reduction of stockholders' deficiency.

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

SYSOREX GLOBAL

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

Note 5 - Notes and Other Receivables

Notes and other receivables at March 31, 2016 and December 31, 2015 consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Notes receivable	$900	$900
Other receivables	856	440
Total Notes and Other Receivables	$1,756	$1,340

Note Receivable

On July 17, 2014, the Company loaned $900,000 to a third party pursuant to the terms of a promissory note. The promissory note’s extended due date is March 31, 2016. The promissory note accrues interest at a rate of 8% per annum. The Company and the third party are negotiating an extension of the note.

Other Receivables

Other receivables primarily consist of receivables for cooperative reimbursements from vendors; marketing development funds from vendors; interest receivables; and revenue earned under contracts in advance of billings.

Note 6 - Inventory

Inventory at March 31, 2016 and December 31, 2015 consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$110	$153
Work in process	33	64
Finished goods	679	538
Total Inventory	$822	$755

SYSOREX GLOBAL

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

Note 7 – Discontinued Operations

As of December 31, 2015, the Company’s management decided to close its Saudi Arabia legal entity as business activities and operations have been strategically shifted according to the business plan of the Company.

In accordance with ASC topic 360 “Property, Plant and Equipment”, the Company has elected to classify the assets and liabilities as discontinued assets and liabilities in the accompanying consolidated financial statements.

The major categories of discontinued assets and liabilities in the consolidated balance sheets at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Assets
Accounts receivable, net	1	1
Notes and other receivables	8	8
Other assets	763	763
Total Current Assets	772	772

Other assets	--	--
Total Assets	$772	$772

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$178	$178
Accrued liabilities	895	888
Deferred revenue	236	236
Due to related party	(1)	2
Short-term debt	722	722
Total Current Liabilities	2,030	2,026

Long Term Liabilities	--	--

Total Liabilities	$2,030	$2,026

The Company has entered into surety bonds with a financial institution in Saudi Arabia which guaranteed performance on certain contracts.  Deposits for surety bonds amounted to $749,000 as of March 31, 2016 and December 31, 2015. These bonds will be released once the related contract is closed out which is expected to occur during the year ended December 31, 2016. Deposits are included on the condensed consolidated balance sheets in assets held for sale.

SYSOREX GLOBAL

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

Note 8 - Deferred Revenue

Deferred revenue as of March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016	December 31, 2015
Deferred Revenue, Current
Maintenance agreements	$8,804	$9,025
Services	4,188	70
Total Deferred Revenue, Current	12,992	9,095

Deferred Revenue, Non-Current
Maintenance agreements	7,140	7,666

Total Deferred Revenue	$20,132	$16,761

The fair value of the deferred revenue approximates the services to be rendered.

Note 9 - Debt

Debt as of March 31, 2016 and December 31, 2015 consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Short-Term Debt
Notes payable	$170	$170
Revolving line of credit	7,991	8,580
Term loan	667	667
Total Short-Term Debt	$8,828	$9,417

Long-Term Debt
Notes payable	$282	$282
Term loan, non-current portion	777	944
Total Long-Term Debt	$1,059	$1,226

Revolving Line of Credit and Term Loan

On May 4, 2015 (effective as of April 29, 2015), the Company and Bridge Bank entered into Amendment 4 to Bridge Bank’s Business Financing Agreement (“BFA”) dated March 15, 2013 to add the Company, Sysorex Federal, AirPatrol and Shoom as borrowers under the agreement (collectively, the “Borrowers”), amend certain financial covenants, increase the credit limit to $10.0 million and provide for a second term loan of $2 million which matures on April 29, 2018 of which $167,000 was used to pay off the balance of the initial term loan. The term loan accrues interest at the greater of 5.25% or Bridge Bank's prime rate plus 2%. The Company will make payments of $56,000 on the term loan on the first day of each month commencing on May 1, 2015 until the loan amount is paid in full. The balance due on the term loan is scheduled to be paid in full during the year ending December 31, 2018.

Effective as of September 30, 2015 the Borrowers, entered into Amendment 5 (the “Amendment”), dated October 7, 2015, to the BFA, with Western Alliance Bank, as successor in interest (“Western Alliance”) to Bridge Bank. Pursuant to Amendment 5, Western Alliance assumed the rights and obligations of Bridge Bank as successor in interest to Bridge Bank and the lender under the Agreement. The Amendment also amended certain financial covenants of the Borrowers required by the Agreement.

Western Alliance Amendment

On March 25, 2016, the Borrowers entered into an amendment and waiver (the “Amendment”) to the BFA with Western Alliance, pursuant to which the Lender waived any non-compliance by the Borrowers with respect to the minimum adjusted EBITDA requirements as of December 31, 2015. In addition, the Lender and the Borrowers agreed that the adjusted EBITDA for the six months ended March 31, 2016 would not be less than $(2,200,000) and on or before April 30, 2016, the Borrowers and Lender must agree to additional financial covenants for the fiscal quarters ended June 30, 2016, September 30, 2016 and December 31, 2016.  The lender has agreed to extend the April 30, 2016 deadline and the parties are currently negotiating the additional financial covenants.

SYSOREX GLOBAL

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

Note 10 - Common Stock

During the three months ended March 31, 2016, the Company issued 45,000 shares of common stock for services which were fully vested upon the date of grant. The Company recorded an expense of $26,000 for the fair value of those shares.

Note 11 - Stock Options

During the three months ended March 31, 2016, the Company granted options for the purchase of 102,500 shares of common stock to employees of the Company. These options vest pro-rata over 48 months and have a life of ten years and an exercise price of $0.52 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the award was $27,000. The fair value of the common stock as of the grant date was determined to be $0.52 per share.

As of March 31, 2016, the fair value of non-vested options totaled $3,109,000 which will be amortized to expense over the weighted average remaining term of 1.57 years.

The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option-pricing model.  Key weighted-average assumptions used to apply this pricing model during the three months ended March 31, 2016 and 2015 were as follows:

	March 31, 2016	March 31, 2015
Risk-free interest rate	1.47%	1.99%
Expected life of option grants	7 years	7 years
Expected volatility of underlying stock	49.02%	39.4%
Dividends Assumption	$--	$--

The expected stock price volatility for the Company’s stock options was determined by the historical volatilities for industry peers and used an average of those volatilities.  The Company attributes the value of stock-based compensation to operations on the straight-line single option method.  Risk free interest rates were obtained from U.S. Treasury rates for the applicable periods. The dividends assumptions was $0 as the Company historically has not declared any dividends and does not expect to.

Note 12 - Credit Risk and Concentrations

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

The Company maintains cash deposits with financial institutions, which, from time to time, may exceed federally insured limits. Cash is also maintained at a foreign financial institution for its majority-owned subsidiary. Cash in foreign financial institutions as of March 31, 2016 and December 31, 2015 was immaterial. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash.

SYSOREX GLOBAL

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

Note 12 - Credit Risk and Concentrations (continued)

The following table sets forth the percentages of revenue derived by the Company from those customers which accounted for at least 10% of revenues during the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	$	%	$	%
Customer A	5,209	36%	3,038	22%
Customer B	1,841	13%	--	--

As of March 31, 2016, Customer A represented approximately 17% and Customer C represented approximately 33% of total accounts receivable. As of March 31, 2015, Customer A represented approximately 13%, Customer D represented approximately 16%, and Customer E represented approximately 11% of total accounts receivable.

As of March 31, 2016, Vendor A represented approximately 38% and Vendor B represented 10% of total gross accounts payable. Purchases from Vendor A were $3.2 million and purchases from Vendor B were $0.9 million during the three months ended March 31, 2016.  As of March 31, 2015, Vendor A represented approximately 46% and Vendor C represented approximately 14% of total gross accounts payable.  Purchases from Vendor A were $3.8 million and purchases from Vendor C were $1.1 million during the three months ended March 31, 2015.

For the three months ended March 31, 2016, Vendor A represented approximately 55%, Vendor B represented approximately 11%, and Vendor D represented approximately 10% of total purchases. For the three months ended March 31, 2015, Vendor A represented approximately 56% and Vendor B represented approximately 11% of total purchases.

Note 13 - Segment Reporting and Foreign Operations

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

SYSOREX GLOBAL

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

Note 13 - Segment Reporting and Foreign Operations (continued)

The following tables present key financial information of the Company's reportable segments before unallocated corporate expenses (in thousands):

	Mobile, IoT & Big Data Products	Storage and Computing	SaaS Revenues	Professional Services	Consolidated

Three Months Ended March 31, 2016:

Net revenues	$195	$10,153	$829	$2,910	$14,087
Cost of net revenues	$(81)	$(7,961)	$(205)	$(1,893)	$(10,140)
Gross profit	$114	$2,192	$624	$1,017	$3,947
Gross margin %	58%	22%	75%	35%	28%
Depreciation and amortization	$71	$186	$6	$--	$263
Amortization of intangibles	$728	$192	$136	$--	$1,056

Three Months Ended March 31, 2015:

Net revenues	$143	$10,277	$973	$2,729	$14,122
Cost of net revenues	$(125)	$(8,530)	$(222)	$(1,198)	$(10,075)
Gross profit	$18	$1,747	$751	$1,531	$4,047
Gross margin %	12%	17%	77%	56%	29%
Depreciation and amortization	$31	$32	$21	$1	$85
Amortization of intangibles	$554	$192	$136	$--	$882

Reconciliation of reportable segments’ combined income from operations to the consolidated loss before income taxes is as follows (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Income from operations of reportable segments	$3,947	$4,047
Unallocated operating expenses	(8,129)	(6,858)
Interest expense	(143)	(99)
Other income (expense)	19	5
Consolidated loss before income taxes	$(4,306)	$(2,905)

SYSOREX GLOBAL

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

Note 13 - Segment Reporting and Foreign Operations (continued)

The Company’s operations are located primarily in the United States, Canada and Saudi Arabia. Revenues by geographic area are attributed by country of domicile of our subsidiaries. The financial data by geographic area are as follows (in thousands):

	United		Saudi
	States	Canada	Arabia	Eliminations	Total
Three Months Ended March 31, 2016:
Revenues by geographic area	$14,049	$38	$--	$--	$14,087
Operating loss by geographic area	$(3,790)	$(383)	$(9)	$--	$(4,182)
Net income (loss) by geographic area	$(3,914)	$(383)	$(9)	$--	$(4,306)

Three Months Ended March 31, 2015:
Revenues by geographic area	$14,122	$--	$--	$--	$14,122
Operating loss by geographic area	$(2,522)	$(280)	$(9)	$--	$(2,811)
Net loss by geographic area	$(2,616)	$(280)	$(9)	$--	$(2,905)

As of March 31, 2016:
Identifiable assets by geographic area	$63,798	$564	$772	$--	$65,134
Long lived assets by geographic area	$31,851	$291	$--	$--	$32,142

As of December 31, 2015:
Identifiable assets by geographic area	$67,538	$405	$772	$--	$68,715
Long lived assets by geographic area	$32,759	$241	$--	$--	$33,000

Note 14 - Commitments and Contingencies

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

During the year ended December 31, 2011, a judgment in the amount of $936,000 was levied against Sysorex Arabia LLC in favor of Creative Edge, Inc. in connection with amounts advanced for operations.  Of that amount, $214,000 has been repaid, $515,000 will be repaid through a surety bond and the remaining $207,000 has been accrued and is included as a component of liabilities held for sale as of March 31, 2016 and December 31, 2015 in the condensed consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statement Notice

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”). In addition to historical information, this discussion and analysis here and throughout this Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements, due to a number of factors, including but not limited to, risks described in the section entitled “Risk Factors.” (Unless otherwise stated or the context otherwise requires, the terms “Sysorex” “we,” “us,” “our” and the “Company” refer collectively to Sysorex Global and its wholly-owned subsidiaries.)

Overview of Our Business

Sysorex provides data analytics and indoor-location based solutions and services to commercial and government customers worldwide. We have developed a discovery platform that blends data from traditional software and network systems with the growing universe of mobile and Internet-connected things. In doing so, we have created a high velocity, secure and scalable platform that we believe allows customers to evaluate their most complex business issues, helping them to compete successfully in their respective markets. Our analytics products provide turnkey vertical solutions from ETL (extract, transform, load) to BI (business intelligence) to the final visualization of the data. These solutions are available on-premise or in the Cloud.

Our AirPatrol product provides indoor-locationing based on cellular, wifi and Bluetooth signals in one sensor. As far as we know, there is no competitor that can offer all three of these in one product and provide the accuracy and comprehensiveness of our AirPatrol platform. AirPatrol can be used for security applications; retail analytics; asset tracking and a variety of other use-cases. We are expanding the RF signal range that our sensors can detect so that we can detect any type of wireless device whether it be a drone or some RFID or beacon embedded sensor.

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

Revenues from our storage and computing segment are primarily driven by purchase orders that are received on a monthly basis. During the three months ended March 31, 2016 approximately 30% of such revenues are based on recurring contracts that range from one to five years for warranty and maintenance support. For these contracts, the customer is invoiced one time and pays Sysorex upfront for the full term of the warranty and maintenance contract. Revenue from these contracts is determinable ratably over the contract period with the unearned revenue recorded as deferred revenue and amortized over the contract period.

Our Software-as-a-Service (SaaS) contracts are typically performed for periods of one or more years. Sysorex SaaS products include its Shoom product line for the media and entertainment vertical, cloud based analytics services and other related services.

Our mobile, IoT and data analytics products segment includes our AirPatrol product line and will include sales of our LightMiner products. Sales are expected to grow for AirPatrol products as we expand our offering beyond government customers to commercial companies. Sales cycles proved to be longer than we expected in 2015. The long sales cycles result from customer related issues such as budget and procurement processes but are also because customers found additional use-cases for the products and requested further evaluations.

Recent Events

Western Alliance Financing Agreement Amendment

On March 25, 2016, the Company, and certain of its wholly-owned subsidiaries as borrowers, entered into an amendment and waiver (the “Amendment”) to the Business Finance Agreement (the “Financing Agreement”) with Bridge Bank, N.A. as the lender dated as of March 15, 2013, which was amended by the first amendment dated August 29, 2013, the second amendment dated May 13, 2014, the third amendment dated December 31, 2014, the fourth amendment dated May 4, 2015 and the fifth amendment dated October 7, 2015. Pursuant to the Amendment, Western Alliance Bank as successor in interest to Bridge Bank, N.A., waived any non-compliance by the borrowers with respect to the minimum adjusted EBITDA requirements as of December 31, 2015. In addition, the lender and the borrowers agreed that the adjusted EBITDA for the three months ended March 31, 2016 would not be less than $(2,200,000) and on or before April 30, 2016, the borrowers and the lender must agree to additional financial covenants for the fiscal quarters ended June 30, 2016, September 30, 2016 and December 31, 2016. The lender has agreed to extend the April 30, 2016 deadline and the parties are currently negotiating the additional financial covenants.

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

When assessing the recoverability of our long-lived assets, which include property and equipment and finite-lived intangible assets, we make assumptions regarding estimated future cash flows and other factors. Some of these assumptions involve a high degree of judgment and also bear a significant impact on the assessment conclusions. Included among these assumptions are estimating undiscounted future cash flows, including the projection of comparable sales, operating expenses, capital requirements for maintaining property and equipment and residual value of asset groups. We formulate estimates from historical experience and assumptions of future performance, based on business plans and forecasts, recent economic and business trends, and competitive conditions. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge. Based on our evaluation we did not record a charge for impairment for the three months ended March 31, 2016 and 2015.

We evaluate the remaining useful lives of long-lived assets and identifiable intangible assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. Such events or circumstances may include (but are not limited to): the effects of obsolescence, demand, competition, and/or other economic factors including the stability of the industry in which we operate, known technological advances, legislative actions, or changes in the regulatory environment. If the estimated remaining useful lives change, the remaining carrying amount of the long-lived assets and identifiable intangible assets would be amortized prospectively over that revised remaining useful life. We have determined that there were no events or circumstances during the three months ended March 31, 2016 or 2015, which would indicate a revision to the remaining amortization period related to any of our long-lived assets. Accordingly, we believe that the current estimated useful lives of long-lived assets reflect the period over which they are expected to contribute to future cash flows and are therefore deemed appropriate.

Goodwill and Indefinite-lived Assets

We have recorded goodwill and other indefinite-lived assets in connection with our acquisitions of Lilien, Shoom, AirPatrol and LightMiner. Goodwill, which represents the excess of acquisition cost over the fair value of the net tangible and intangible assets of the acquired company, is not amortized. Indefinite-lived intangible assets are stated at fair value as of the date acquired in a business combination. Our goodwill balance and other assets with indefinite lives are evaluated for potential impairment during the fourth quarter of each year and in certain other circumstances. The evaluation of impairment involves comparing the current fair value of the business to the recorded value, including goodwill. To determine the fair value of the business, we utilize both the “income approach”, which is based on estimates of future net cash flows and the “market approach”, which observes transactional evidence involving similar businesses. There was no goodwill impairment for the three months ended March 31, 2016 or 2015.

Deferred Income Taxes

In accordance with ASC 740 “Income Taxes” (“ASC 740”), management routinely evaluates the likelihood of the realization of its income tax benefits and the recognition of its deferred tax assets. In evaluating the need for any valuation allowance, management will assess whether it is more likely than not that some portion, or all, of the deferred tax asset may not be realized. Ultimately, the realization of deferred tax assets is dependent upon the generation of future taxable income during those periods in which temporary differences become deductible and/or tax credits and tax loss carry-forwards can be utilized. In performing its analyses, management considers both positive and negative evidence including historical financial performance, previous earnings patterns, future earnings forecasts, tax planning strategies, economic and business trends and the potential realization of net operating loss carry-forwards within a reasonable timeframe. To this end, management considered (i) that we have had historical losses in the prior years and cannot anticipate generating a sufficient level of future profits in order to realize the benefits of our deferred tax asset; (ii) tax planning strategies; and (iii) the adequacy of future income as of and for the three months ended March 31, 2016, based upon certain economic conditions and historical losses through March 31, 2016. After consideration of these factors, management deemed it appropriate to establish a full valuation allowance.

A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax filings that do not meet these recognition and measurement standards. For the three months ended March 31, 2016 and 2015, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the three months ended March 31, 2016 and 2015.

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

As of March 31, 2016 and December 31, 2015, allowance for credit losses included a general allowance of $497,000 and $285,000, respectively, due to the aging of the items greater than 120 days outstanding and other potential non-collections.

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

The principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:

	Three Months ended March 31,
	2016	2015
Risk-free interest rate	1.47%	1.99%
Expected life of option grants	7 years	7 years
Expected volatility of underlying stock	49.02%	39.4%
Dividends	$--	$--

For the three months ended March 31, 2016 and 2015 the Company incurred stock-based compensation charges of $364,000 and $386,000, respectively.

Operating Segments

The Company operates in the following business segments:

●	Mobile, IoT & Big Data Products: These products currently include our AirPatrol product line (location-based security and marketing platform for wireless and cellular devices that can detect, monitor and manage the content and behavior of smartphones, tablets and other mobile devices based on their location and user); on-premise big data appliance product (Light Miner Studio “LMS”) and will include future Sysorex owned products.

●	Storage and Computing: This segment includes third party hardware, software and related maintenance/warranty products and services that Sysorex resells. It includes but is not limited to products for enterprise computing; storage; virtualization; networking; etc.

●	SaaS Revenues: These are Software-as-a-Services (SaaS) or Internet based hosted services including the Shoom product line and cloud based big data analytics services (based on our LMS product) and other data science services; analytics services for AirPatrol products and other managed services on a SaaS basis.

●	Professional Services: These are general IT services including but not limited to: custom application/software design; architecture and development; project management; C4I system consulting; strategic outsourcing; staff augmentation; data center design and operations services; data migration services and other non-SaaS services.

Rounding

All dollar amounts in this section have been rounded to the nearest thousand.

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

The following table sets forth selected unaudited consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	Three Months ended
	March 31, 2016		March 31, 2015
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	% Change

Product Revenues	$10,348	73%	$10,388	74%	0%
Services Revenues	$3,739	27%	$3,734	26%	11%
Cost of net revenues - Products	$8,042	57%	$8,650	61%	(7%)
Cost of net revenues - Services	$2,098	15%	$1,425	10%	77%
Gross profit	$3,947	28%	$4,047	29%	(3%)
Operating expenses	$8,129	58%	$6,858	49%	18%
Loss from operations	$(4,182)	(30%)	$(2,811)	(20%)	47%
Net loss	$(4,306)	(31%)	$(2,905)	(21%)	46%
Net loss attributable to common stockholders	$(4,302)	(31%)	$(2,900)	(21%)	46%

Net Revenues

Net revenues for the three months ended March 31, 2016 were $14.1 million compared to $14.1 million for the comparable period in the prior year. For the three months ended March 31, 2016, Mobile, IoT & Big Data Products revenue was $195,000 compared to $143,000 for the prior year period. Storage and Computing revenue was $10.2 million for the three months ended March 31, 2016, and $10.3 million for the prior year period. SaaS Revenues was $829,000 during the three months ended March 31, 2016 and $973,000 during the prior year period. Professional Services Revenue was $2.9 million during the three months ended March 31, 2016 and $2.7 million during the prior year period.

Cost of Net Revenues

Cost of net revenues for the three months ended March 31, 2016 was $10.1 million compared to $10.1 million for the prior year period. Mobile, IoT & Big Data Products cost of net revenues was $81,000 for the three months ended March 31, 2016 as compared to $125,000 for the prior period. Storage and Computing cost of net revenues was $8.0 million for the three months ended March 31, 2016, and $8.5 million for the prior year period. SaaS Revenues cost of net revenues was $205,000 during the three months ended March 31, 2016 and $222,000 during the prior year period. Professional Services cost of net revenues was $1.9 million during the three months ended March 31, 2016 and $1.2 million during the prior year period.

The gross profit margin for the three months ended March 31, 2016 was 28% compared to 29% during the three months ended March 31, 2015. Mobile, IoT & Big Data Products gross margins for the three months ended March 31, 2016 and 2015 were 58% and 12%, respectively. Gross margins for the Storage and Computing segment for the three months ended March 31, 2016 and 2015 were 22% and 17%, respectively. Gross margins for SaaS Revenues for the three months ended March 31, 2016 and 2015 were 75% and 77%, respectively. Gross margins for Professional Services revenues for the three months ended March 31, 2016 and 2015 were 35% and 56%, respectively.

Operating Expenses

Operating expenses for the three months ended March 31, 2016 were $8.1 million compared to $6.9 million for the prior year period. This increase of $1.2 million includes a $316,000 increase in amortization of intangibles and depreciation and the balance was costs of expanding our engineering, sales and marketing operations.

Loss from Operations

Loss from operations for the three months ended March 31, 2016 was $4.2 million compared to $2.8 for the prior year period. This increase in loss of $1.4 million was primarily attributable to an increase in amortization of intangibles, depreciation and costs of expanding our engineering, sales and marketing operations including hiring more resources in those departments.

Other Income/Expense

Net other income/expense for the three months ended March 31, 2016 and 2015 were ($124,000) and ($94,000), respectively.

Provision for Income Taxes

There was no provision for income taxes for the three months ended March 31, 2016 and 2015. Deferred tax assets resulting from such losses are fully reserved as of March 31, 2016 and 2015 since, at present, we have no history of taxable income and it is more likely than not that such assets will not be realized.

Net Loss Attributable to Non-Controlling Interest

Net loss attributable to non-controlling interest for the three months ended March 31, 2016 was $4,000 compared to a net loss of $5,000 for the prior year period. This decrease of $1,000 was attributable to the decrease in losses for Sysorex Arabia and was not material.

Net Loss Attributable To Common Stockholders

Net loss attributable to common stockholders for the three months ended March 31, 2016 was $4.3 million compared to $2.9 for the prior year period. This increase in net loss of $1.4 million was attributable to the changes discussed above.

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

Adjusted EBITDA for the three months ended March 31, 2016 was a loss of $2,455,000 compared to a loss of $1,336,000 for the prior year period.

The following table presents a reconciliation of net income/loss attributable to stockholders of Sysorex Global, which is our GAAP operating performance measure, to Adjusted EBITDA for the fiscal quarters ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Net loss attributable to common stockholders	$(4,302)	$(2,900)
Adjustments:
Non-recurring one-time charges:
Acquisition transaction/financing costs	20	76
Change in the fair value of shares to be issued	1	--
Stock based compensation – compensation and related benefits	364	386
Interest expense	143	99
Depreciation and amortization	1,319	1,003
Adjusted EBITDA	$(2,455)	$(1,336)

We rely on Adjusted EBITDA, which is a non-GAAP financial measure for the following:

●	To review and assess the operating performance of our Company as permitted by Accounting Standards Codification Topic 280, Segment Reporting;

●	To compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	As a basis for allocating resources to various projects;

●	As a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	To evaluate internally the performance of our personnel.

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

Proforma Non-GAAP Net Loss per Share

Basic and diluted net loss per share for the three months ended March 31, 2016 was ($0.17) compared to ($0.15) for the prior year period. This decrease was attributable to the changes discussed in our results of operations.

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

Proforma non-GAAP net loss per basic and diluted common share for the three months ended March 31, 2016 was ($0.11) compared to ($0.08) for the prior year period.

The following table presents a reconciliation of net loss per basic and diluted share, which is our GAAP operating performance measure, to proforma non-GAAP net loss per share for the periods reflected:

(thousands, except per share data)	Three Months Ended March 31,
	2016	2015
Net loss attributable to common stockholders	$(4,302)	$(2,900)
Adjustments:
Non-recurring one-time charges:
Acquisition transaction/financing costs	20	76
Change in the fair value of shares to be issued	1	--
Stock-based compensation – compensation and related benefits	364	386
Amortization of intangibles	1,056	882
Proforma non-GAAP net loss	$(2,861)	$(1,556)
Proforma non-GAAP net loss per basic and diluted common share	$(0.11)	$(0.08)
Weighted average basic and diluted common shares outstanding	25,105,705	19,765,585

We rely on proforma non-GAAP net loss per share, which is a non-GAAP financial measure:

●	To review and assess the operating performance of our Company as permitted by Accounting Standards Codification Topic 280, Segment Reporting;

●	To compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	As a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	To evaluate internally the performance of our personnel.

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

Liquidity and Capital Resources as of March 31, 2016 Compared With March 31, 2015

The Company’s net cash flows used in operating, investing and financing activities for the three months ended March 31, 2016 and 2015 and certain balances as of the end of those periods are as follows (in thousands):

(thousands, except per share data)	Three Months ended March 31,
	2016	2015
Net cash used in operating activities	$(4)	$(2,261)
Net cash used in investing activities	(462)	(119)
Net cash used in financing activities	(758)	1,854
Effect of foreign exchange rate changes on cash	17	(7)
Net decrease in cash	$(1,207)	$(533)

	March 31, 2016	December 31, 2015

Cash and cash equivalents	$2,853	$4,060
Working capital (deficit)	$(7,707)	$(4,238)

Operating Activities:

Net cash used in operating activities during the three months ended March 31, 2016 and 2015 were $4,000 and $2.3 million, respectively. Net cash used in operating activities during the three months ended March 31, 2016 consisted of the following (in thousands):

Net loss	$(4,306)
Non-cash income and expenses	1,898
Net change in operating assets and liabilities	2,404
Net cash used in operating activities	$(4)

The non-cash income and expenses of $1,898,000 consisted primarily of (in thousands):

$263	Depreciation and amortization expense
1,056	Amortization of intangibles primarily attributable to the Lilien, Shoom, AirPatrol and LightMiner operations, which were acquired effective March 1, 2013, August 31, 2013, April 16, 2014 and April 24, 2015, respectively.
364	Stock-based compensation expense attributable to warrants and options issued as part of Company operations and prior acquisitions
215	Other
$1,898	Total non-cash income and expenses

The net use of cash due to changes in operating assets and liabilities totaled $2,345,000 and consisted primarily of the following (in thousands):

$787	Decrease in accounts receivable and other receivables
446	Decrease in prepaid licenses and maintenance contracts
(848)	Decrease in accounts payable
3,371	Increase in deferred revenue
(1,426)	Decrease in accrued liabilities and other liabilities
74	Decrease in inventory and other assets
$2,404	Net use of cash in the changes in operating assets and liabilities

Investing Activities:

Net cash used in investing activities during the three months ended March 31, 2016 was $462,000 compared to net cash used in investing activities of $119,000 for the prior year period. The net cash used in investing activities during the three months ended March 31, 2016 was comprised of $48,000 for the purchase of property and equipment and $414,000 investment in capitalized software.

Financing Activities:

Net cash used in financing activities during the three months ended March 31, 2016 was approximately $758,000. Net cash provided by financing activities for the three months ended March 31, 2015 was $1.9 million. The net cash used in financing activities during the three months ended March 31, 2016 was primarily comprised of $588,000 of repayments to the Credit Facility and $170,000 of repayments to a term loan and other advances payable.

Liquidity and Capital Resources - General:

Our current capital resources and operating results as of March 31, 2016, as described in the preceding paragraphs, consist of:

1)	An overall working capital deficit of $7.7 million;

2)	Cash of $2.9 million;

3)	The Credit Facility for up to $10 million which we borrow against based on eligible assets with a maturity date of April 29, 2017 of which $8.0 million is utilized;

4)	A term loan for $2,000,000 with a maturity date of April 29, 2018 of which has a $1.4 million balance owed; and

5)	Net cash used in operating activities year-to-date of $4,000.

We believe our total working capital deficit of $7.7 million does not represent a severe impediment to our operations and growth when its principal components are separately identified and analyzed and the growth of our business is taken into account. The breakdown of our overall working capital deficit is as follows (in thousands):

Working Capital	Assets	Liabilities	Net
Cash and cash equivalents	$2,853	$--	$2,853
Accounts receivable, net / accounts payable	10,795	8,474	2,321
Notes and other receivables	1,756	--	1,756
Prepaid licenses and maintenance contracts / deferred revenue	7,460	12,992	(5,532)
Short-term debt	--	8,828	(8,828)
Other	3,423	3,700	(277)
Total	$26,287	$33,994	$(7,707)

Accounts receivable exceeds the related accounts payable by $2.3 million. We do not believe there are material collectability issues with respect to our accounts receivable. Deferred revenue exceeds the related prepaid contracts by $5.5 million and other liabilities exceed other assets by $277,000. These deficits are expected to be funded by our anticipated cash flow from operations, as described below, over the next twelve months from the date of filing this quarterly report. We do not believe that the Credit Facility, with a balance of $8.0 million at March 31, 2016, and the current portion of the term loan of $667,000 as of March 31, 2016 will have a material adverse effect on our liquidity in the next twelve months as the Credit Facility principal balance is not due until April 2017.

Net cash used in operating activities during the three months ended March 31, 2016 of $4,000 consists of net loss of $4.3 million less non-cash expenses of $1.9 million and net cash provide by changes in operating assets and liabilities of $2.4 million. We expect net cash from operations to increase during 2016 as:

1)	Our services are growing and becoming a larger part of our sales mix. These services generate gross margins of 50-80% and will be a larger contribution to our cash flow in the future.

2)	Sysorex was awarded two large multiple-award government IDIQ Contracts in 2015 and one in 1st Quarter of 2016 (NASA SEWP, NIH CIO-CS and PMSS-3) that enable Sysorex to capture task orders issued by any government agency under these contract vehicles. The Company has captured task orders under the NASA SEWP contract and believes that it will be successful in securing additional task orders under all of these contracts, however there are no assurances that additional task orders under the contracts will ultimately be awarded to the Company. If such task orders are secured, then these contracts will provide the opportunity to increase our revenue and cash flows.

3)	Sysorex is generating revenue from new versions of its AirPatrol product line that will contribute to operating cash flow.

4)	The Company launched its LightMiner product in the first quarter of 2016 which is expected to have 60-70% gross margins and will start contributing to cash-flow this year.

The Company’s capital resources as of March 31, 2016, increased bank facility, net proceeds from the September 25, 2015 offering, higher margin business line expansion and recent contract awards, including prepayments anticipated to be received are expected to be sufficient to fund planned operations during the next twelve months. While the Company also has an effective registration statement on Form S-3 which will allow it to raise additional capital from the sale of its securities, subject to certain limitations for registrants with a market capitalization of less than $75 million, if additional financing is needed we anticipate such financing will come from an increase in our bank facility rather than through a sale of equity, however, our decision will be based on our capital requirements and the terms of the various types of financing that will be available to us when we need it. The information in this Form 10-Q concerning the Company’s Form S-3 registration statement does not constitute an offer of any securities for sale. If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months, the Company may need to curtail certain aspects of its expansion activities or consider other means of obtaining additional financing, although there is no guarantee that any such additional financing would be available to the Company.

Liquidity and Capital Resources - Western Alliance Financing Agreement (successor in interest to Bridge Bank N.A.)

On March 25, 2016, the Company, and certain of its wholly-owned subsidiaries as borrowers, entered into an amendment and waiver (the “Amendment”) to the Business Finance Agreement (the “Financing Agreement”) with Bridge Bank, N.A. as the lender dated as of March 15, 2013, which was amended by the first amendment dated August 29, 2013, the second amendment dated May 13, 2014, the third amendment dated December 31, 2014, the fourth amendment dated May 4, 2015 and the fifth amendment dated October 7, 2015. Pursuant to the Amendment, Western Alliance Bank as successor in interest to Bridge Bank, N.A., waived any non-compliance by the borrowers with respect to the minimum adjusted EBITDA requirements as of December 31, 2015. In addition, the lender and the borrowers agreed that the adjusted EBITDA for the three months ended March 31, 2016 would not be less than $(2,200,000) and on or before April 30, 2016, the borrowers and the lender must agree to additional financial covenants for the fiscal quarters ended June 30, 2016, September 30, 2016 and December 31, 2016. The lender has agreed to extend the April 30, 2016 deadline and the parties are currently negotiating the additional financial covenants.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our condensed consolidated financial statements in conformity with United States generally accepted accounting principles.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the Effectiveness of Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There are presently no pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors.

We incorporate by reference the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Common Stock

On January 1, 2016, the Company issued 10,000 shares of common stock to a service provider under the terms of a consulting agreement which was fully vested upon date of grant and reflected total consideration of approximately $5,900.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

We incorporate by reference the disclosures under Item 9B included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2016.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

3.1(i)	Articles of Incorporation. (1)

3.1(ii)	Certificate of Amendment to the Articles of Incorporation, effective April 8, 2014. (2)

3.2	Bylaws. (1)

10.1	Consulting Services Ordering Agreement Amendment No. 3 dated March 25, 2016 by and between the Company and A. Salam Qureishi. (3)

10.2	Amendment Number Five To Business Financing Agreement dated March 25, 2016 among Western Alliance Bank, Sysorex USA, Sysorex Government Services, Inc. and Sysorex Global. (3)

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.*

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.*

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

101.INS	XBRL Instant Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith
#	Furnished herewith
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-190574) filed with the SEC on August 12, 2013.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2014.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSOREX GLOBAL

Dated: May 16, 2016	By:	/s/ Nadir Ali
Nadir Ali
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kevin R. Harris
Kevin R. Harris
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1(i)	Articles of Incorporation. (1)

3.1(ii)	Certificate of Amendment to the Articles of Incorporation, effective April 8, 2014. (2)

3.2	Bylaws. (1)

10.1	Consulting Services Ordering Agreement Amendment No. 3 dated March 25, 2016 by and between the Company and A. Salam Qureishi. (3)

10.2	Amendment Number Five To Business Financing Agreement dated March 25, 2016 among Western Alliance Bank, Sysorex USA, Sysorex Government Services, Inc. and Sysorex Global. (3)

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.*

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.*

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

101.INS	XBRL Instant Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith
#	Furnished herewith
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-190574) filed with the SEC on August 12, 2013.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2014.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2016.

