Form 10-Q
period 2016-06-30
Sysorex Global
filed 2016-08-15
CIK 1529113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,993,035 shares of common stock, par value $.001, outstanding, as of August 12, 2016.

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

The results for the period ended June 30, 2016 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in our audited financial statements for the fiscal years ended December 31, 2015 and 2014 included in the Form 10-K filed with the Securities and Exchange Commission on March 30, 2016.

SYSOREX GLOBAL

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value data)

	June 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$358	$4,060
Accounts receivable, net	12,870	12,209
Notes and other receivables	1,244	1,340
Inventory	909	755
Prepaid licenses and maintenance contracts	7,285	7,509
Assets held for sale	772	772
Prepaid assets and other current assets	1,724	1,967

Total Current Assets	25,162	28,612

Prepaid licenses and maintenance contracts, non-current	6,333	6,586
Property and equipment, net	1,271	1,392
Software development costs, net	1,807	1,281
Intangible assets, net	15,048	17,161
Goodwill	13,166	13,166
Other assets	560	517

Total Assets	$63,347	$68,715

The accompanying notes are an integral part of these financial statements.

SYSOREX GLOBAL

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except number of shares and par value data)

	June 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)
Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$11,599	$9,320
Accrued liabilities	2,411	2,992
Deferred revenue	12,955	9,095
Short-term debt	7,112	9,417
Liabilities held for sale	2,033	2,026

Total Current Liabilities	36,110	32,850

Long Term Liabilities
Deferred revenue, non-current	7,288	7,666
Long-term debt	893	1,226
Other liabilities	384	542
Acquisition liability - LightMiner	3,467	3,475

Total Liabilities	48,142	45,759

Commitments and Contingencies

Stockholders' Equity

Preferred stock - $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	--	--
Common stock - $0.001 par value; 50,000,000 shares authorized, 25,384,863 and 25,309,863 issued and 25,146,035 and 25,071,035 outstanding at June 30, 2016 and December 31, 2015, respectively	25	25
Additional paid-in capital	58,937	58,226
Treasury stock, at cost, 238,828 shares	(695)	(695)
Due from Sysorex Consulting Inc.	(666)	(666)
Accumulated other comprehensive income	50	31
Accumulated deficit (excluding $2,442 reclassified to additional paid in capital in quasi-reorganization)	(40,832)	(32,359)

Stockholders' Equity Attributable to Sysorex Global	16,819	24,562

Non- controlling Interest	(1,614)	(1,606)

Total Stockholders' Equity	15,205	22,956

Total Liabilities and Stockholders' Equity	$63,347	$68,715

The accompanying notes are an integral part of these financial statements.

SYSOREX GLOBAL

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues	(Unaudited)		(Unaudited)
Products	$9,157	$13,542	$19,505	$23,930
Services	4,175	4,155	7,914	7,889
Total Revenues	13,332	17,697	27,419	31,819

Cost of Revenues
Products	7,448	10,349	15,490	18,999
Services	2,440	1,652	4,538	3,077
Total Cost of Revenues	9,888	12,001	20,028	22,076

Gross Profit	3,444	5,696	7,391	9,743

Operating Expenses
Research and development	537	251	1,124	414
Sales and marketing	2,336	3,075	4,837	5,538
General and administrative	3,452	2,953	7,417	6,227
Acquisition related costs	10	112	30	188
Amortization of intangibles	1,057	1,000	2,113	1,881

Total Operating Expenses	7,392	7,391	15,521	14,248

Loss from Operations	(3,948)	(1,695)	(8,130)	(4,505)

Other Income (Expense)
Interest expense	(255)	(121)	(398)	(220)
Other income	19	32	39	37
Change in fair value of shares to be issued	9	89	8	89

Total Other Income (Expense)	(227)	--	(351)	(94)

Loss before Provision for Income Taxes	(4,175)	(1,695)	(8,481)	(4,599)
Provision for Income Taxes	--	--	--	--

Net Loss	(4,175)	(1,695)	(8,481)	(4,599)

Net Loss Attributable to Non-controlling Interest	(4)	2	(8)	(3)

Net Loss Attributable to Stockholders of Sysorex Global	$(4,171)	$(1,697)	$(8,473)	$(4,596)

Net Loss Per Share - Basic and Diluted	$(0.17)	$(0.09)	$(0.34)	$(0.23)

Weighted Average Shares Outstanding
Basic and Diluted	25,129,002	19,806,779	25,117,354	19,786,296

The accompanying notes are an integral part of these financial statements.

4

SYSOREX GLOBAL

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)

Net Loss	$(4,175)	$(1,695)	$(8,481)	$(4,599)

Unrealized foreign exchange gain/(loss) from cumulative translation adjustments	2	3	19	(4)

Comprehensive Loss	$(4,173)	$(1,692)	$(8,462)	$(4,603)

The accompanying notes are an integral part of these financial statements.

SYSOREX GLOBAL

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2016
(Unaudited)
(In thousands, except per share data)

	Common Stock		Additional Paid-In	Treasury Stock		Due from Sysorex	Accumulated Other Comprehensive Income	Accumulated	Non- Controlling	Total Stockholders'
	Shares	Amount	Capital	Shares	Amount	Consulting, Inc.	(Loss)	Deficit	Interest	Equity

Balance - January 1, 2016	25,309,863	$25	$58,226	(238,828)	$(695)	$(666)	$31	$(32,359)	$(1,606)	$22,956

Common shares issued for services	75,000	--	37	--	--	--	--	--	--	37
Stock options granted to employees for services	--	--	674	--	--	--	--	--	--	674
Cumulative translation adjustment	--	--	--	--	--	--	19	--	--	19
Net loss	--	--	--	--	--	--	--	(8,473)	(8)	(8,481)

Balance - June 30, 2016	25,384,863	$25	$58,937	(238,828)	$(695)	$(666)	$50	$(40,832)	$(1,614)	15,205

The accompanying notes are an integral part of these financial statements.

SYSOREX GLOBAL

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2016	2015
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(8,481)	$(4,599)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	550	260
Amortization of intangible assets	2,113	1,881
Stock based compensation	711	494
Amortization of deferred financing costs	--	23
Change in fair value of shares to be issued	(8)	(89)
Compensation expense, note receivable related party	--	90
Provision for doubtful accounts	212	(9)
Other	8	(13)

Changes in operating assets and liabilities:
Accounts receivable and other receivables	(777)	(1,643)
Inventory	(153)	(282)
Other current assets	241	(290)
Prepaid licenses and maintenance contracts	477	(245)
Other assets	(43)	(2)
Accounts payable	2,278	192
Accrued liabilities	(580)	(274)
Deferred revenue	3,483	373
Other liabilities	(149)	(69)
Total Adjustments	8,363	397

Net Cash Used in Operating Activities	(118)	(4,202)

Cash Flows Used in Investing Activities
Purchase of property and equipment	(146)	(168)
Cash paid for LightMiner	--	(19)
Investment in capitalized software	(817)	(374)
Net Cash Flows Used in Investing Activities	(963)	(561)

Cash Flows provided by Financing Activities
Advances (repayment) of line of credit	(2,305)	2,213
Repayment of term loan	(333)	(431)
Advances to related party	(3)	--
Advances from related party	1	--
Advances from term loan	--	2,000
Repayment of notes payable	--	(1)

Net Cash (Used In) Provided by Financing Activities	(2,640)	3,781

Effect of Foreign Exchange Rate on Changes on Cash	19	(4)

Net Increase in Cash and Cash Equivalents	(3,702)	(986)

Cash and Cash Equivalents - Beginning of period	4,060	3,228

Cash and Cash Equivalents - End of period	$358	$2,242

Supplemental Disclosure of cash flow information:
Cash paid for:
Interest	$394	$197
Income Taxes	--	--

Acquisition of LightMiner:
Assumption of assets other than cash (property and equipment)	--	$225
Assumption of assets - developed technology and export license	--	$3,461

The accompanying notes are an integral part of these financial statements.

SYSOREX GLOBAL

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

Note 1 - Organization and Nature of Business

Overview

Sysorex Global (“SG”), through its wholly-owned subsidiaries, Sysorex USA f/k/a Lilien Systems (“SUSA”), Sysorex Government Services, Inc. (“SGS”), Sysorex Canada Corp. f/k/a. AirPatrol Research Corp. (“Sysorex Canada”) and the majority-owned subsidiary, Sysorex Arabia LLC (“SA”) (Unless otherwise stated or the context otherwise requires, the terms “Sysorex” “we,” “us,” “our” and the “Company” refer collectively to Sysorex Global and its above subsidiaries), provides big data analytics and location based products and related services for the cyber-security and Internet of Things markets. The Company is headquartered in California, and has subsidiary offices in Virginia, Maryland, Oregon, Hawaii, State of Washington, California, Vancouver, Canada and Riyadh, Saudi Arabia.

Liquidity

As of June 30, 2016, the Company has a working capital deficiency of approximately $10.9 million. For the six months ended June 30, 2016, the Company incurred a net loss of approximately $8.5 million and utilized cash in operations of approximately $118,000.

On August 9, 2016, the Company entered into a Securities Purchase Agreement with Hillair Capital Investments L.P. pursuant to which it issued and sold (i) an 8% Original Issue Discount Senior Convertible Debenture in an aggregate principal amount of $5,700,000 due on August 9, 2018 and (ii) 2,250 shares of newly created Series 1 Convertible Preferred Stock, par value $0.001 per share (the “Preferred Stock”, together with the Debenture, the “Securities”), for an aggregate purchase price of $5,000,000 (the “Transaction”). The Company also has a Credit Facility for up to $10 million which we borrow against based on eligible assets with a maturity date of April 29, 2017 of which approximately $6 million is utilized.

The Company’s capital resources as of June 30, 2016, increased bank facility, net proceeds from the September 25, 2015 offering and August 9, 2016 convertible debenture and preferred stock offering, higher margin business line expansion and recent contract awards, including prepayments anticipated to be received are expected to be sufficient to fund planned operations during the next twelve months from the date of filing this quarterly report. While the Company also has an effective registration statement on Form S-3 which will allow it to raise additional capital from the sale of its securities, subject to certain limitations for registrants with a market capitalization of less than $75 million, if additional financing is needed we anticipate such financing will come from an increase in our bank facility rather than through a sale of equity, however, our decision will be based on our capital requirements and the terms of the various types of financing that will be available to us when we need it.  The information in these condensed consolidated financial statements concerning the Company’s Form S-3 registration statement does not constitute an offer of any securities for sale. If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months, the Company may need to reduce costs and curtail certain aspects of its expansion activities or consider other means of obtaining additional financing, although there is no guarantee that any such additional financing would be available to the Company.

Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the Company’s operations for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.  These interim condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and footnotes for the years ended December 31, 2015 and 2014 included in the Form 10-K filed with the Securities and Exchange Commission on March 30, 2016.

SYSOREX GLOBAL

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

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

Revenue Recognition

The Company provides IT solutions and services to customers and derives revenues primarily from the sale of third-party hardware and software products, software, assurance, licenses and other consulting services, including maintenance services and recognizes revenue once the following four criteria are met: (1) persuasive evidence of an arrangement exists, (2) the price is fixed and determinable, (3) shipment (software and hardware) or fulfillment (maintenance) has occurred, and (4) there is reasonable assurance of collection of the sales proceeds (the “Revenue Recognition Criteria”). In addition, the Company also records revenues in accordance with Accounting Standards Codification (“ASC”) Topic 605-45 “Principal Agent Consideration” (“ASC 605-45”). The Company evaluates the sales of products and services on a case by case basis to determine whether the transaction should be recorded gross or net, including, but not limited to, assessing whether or not the Company: 1) is the primary obligor in the transaction; 2) has inventory risk with respect to the products and/or services sold; 3) has latitude in pricing; and 4) changes the product or performs part of the services sold. The Company evaluates whether revenues received from the sale of hardware and software products, licenses, and services, including maintenance and professional consulting services, should be recognized on a gross or net basis on a transaction by transaction basis. As of June 30, 2016, the Company has determined that all revenues received should be recognized on a gross basis in accordance with applicable standards.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

Note 3 - Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

The Company also enters into sales transactions whereby customer orders contain multiple deliverables, and reports its multiple deliverable arrangements under ASC 605-25 “Revenue Arrangements with Multiple Deliverables” (“ASC-605-25”). These multiple deliverable arrangements primarily consist of the following deliverables: the Company’s design, configuration, installation, integration, warranty/maintenance and consulting services; and third-party computer hardware, software and warranty maintenance services. In situations where the Company bundles all or a portion of the separate elements, Vendor Specific Objective Evidence (“VSOE”) is determined based on prices when sold separately.  For the three months ended June 30, 2016 and 2015 revenues recognized as a result of customer contracts requiring the delivery of multiple elements was $6.4 million and $9.3 million, respectively.  For the six months ended June 30, 2016 and 2015 revenues recognized as a result of customer contracts requiring the delivery of multiple elements was $11.7 million and $16.9 million, respectively.

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

Maintenance and Professional Services Revenue Recognition

With respect to sales of our maintenance, consulting and other service agreements including our digital advertising and electronic services, the Revenue Recognition Criteria is met once the service has been provided. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. The fixed rate includes direct labor, indirect expenses, and profits. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. Anticipated losses are recognized as soon as they become known. For the three and six months ended June 30, 2016 and 2015, the Company did not incur any such losses. These amounts are based on known and estimated factors. Revenues from time and material or firm fixed price long-term and short-term contracts are derived principally with various United States Government agencies and commercial customers.

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

SYSOREX GLOBAL

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

Note 3 - Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

The Company’s storage and computing segment maintenance services agreements permit customers to obtain technical support from the Company and/or the manufacturer and to update, at no additional cost, to the latest technology when new software updates are introduced and available during the period that the maintenance agreement is in effect. Since the Company assumes certain responsibility for product staging, configuration, installation, modification, and integration with other client systems, or retains general inventory risk upon customer return or rejection and is most familiar with the customer and its required specifications, it generally serves as the initial contact with the customer with respect to any storage and computing maintenance services required and therefore will perform all or part of the required service.

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

The Company incurred stock-based compensation charges, net of estimated forfeitures of $347,000 and $108,000 for the three months ended June 30, 2016 and 2015, and $711,000 and $494,000 for the six month period ended June 30, 2016 and 2015, respectively.  The following table summarizes the nature of such charges for the periods then ended (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Compensation and related benefits	$336	$58	$674	$312
Professional and legal fees	11	50	37	182
Totals	$347	$108	$711	$494

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

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

Note 3 - Summary of Significant Accounting Policies (continued)

Net Loss Per Share (continued)

The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the six months ended June 30, 2016 and 2015:

	For the Six Months Ended June 30,
	2016	2015
Options	5,884,317	3,412,480
Warrants	561,262	511,262
Shares accrued but not issued	1,827,000	35,715
Totals	8,272,579	3,959,457

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 - Revenue Recognition and most industry-specific guidance throughout the ASC. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. To allow entities additional time to implement systems, gather data and resolve implementation questions, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, in August 2015, to defer the effective date of ASU No. 2014-09 for one year, which is fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its financial statements or disclosures. In addition, the FASB issued ASU 2016-08 in March 2016, to help provide interpretive clarifications on the new guidance in ASC Topic 606. The Company is currently evaluating the accounting, transition, and disclosure requirements of the standard to determine the impact, if any, on its condensed financial statements or disclosures.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers - Principal versus Agent Considerations.” This update provides clarifying guidance regarding the application of ASU No. 2014-09 - Revenue From Contracts with Customers when another party, along with the reporting entity, is involved in providing a good or a service to a customer. In these circumstances, an entity is required to determine whether the nature of its promise is to provide that good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The amendments in the Update clarify the implementation guidance on principal versus agent considerations. The update is effective, along with ASU 2014-09, for annual and interim periods beginning after December 15, 2017. The adoption of ASU 2016-08 is not expected to have a material impact on our condensed financial statements or disclosures.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718)” (“ASU 2016-09”). ASU 2016-09 requires an entity to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating ASU 2016-09 and its impact on its condensed financial statements or disclosures.

On May 9, 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2016-12”). ASU 2016-12 provides clarifying guidance in a few narrow areas and adds some practical expedients to the guidance. The effective date and transition requirements for this ASU are the same as the effective date and transition requirements for ASU 2014-09. The Company is evaluating the effect of ASU 2014-09, if any, on its condensed financial statements or disclosures.

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

SYSOREX GLOBAL

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

Note 4 – Related Party

Due from Related Parties

Non-interest bearing amounts due on demand from a related party was $666,000 as of June 30, 2016 and December 31, 2015, and consists primarily of amounts due from Sysorex Consulting, Inc. As Sysorex Consulting, Inc. is a direct shareholder of and an investor in the Company, the amounts due from Sysorex Consulting, Inc. as of June 30, 2016 and December 31, 2015 have been classified in and as a reduction of stockholders' deficiency.

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

Note 5 - Notes and Other Receivables

Notes and other receivables at June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Notes receivable	$900	$900
Other receivables	344	440
Total Notes and Other Receivables	$1,244	$1,340

Note Receivable

On July 17, 2014, the Company loaned $900,000 to a third party pursuant to the terms of a promissory note. The promissory note’s extended due date is September 30, 2016. The promissory note accrues interest at a rate of 8% per annum. The Company and the third party are negotiating an extension of the note.

Other Receivables

Other receivables primarily consist of receivables for cooperative reimbursements from vendors; marketing development funds from vendors; interest receivables; and revenue earned under contracts in advance of billings.

Note 6 – Inventory

Inventory at June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$69	$153
Work in process	17	64
Finished goods	823	538
Total Inventory	$909	$755

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

SYSOREX GLOBAL

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

Note 7 – Discontinued Operations (continued)

The major categories of discontinued assets and liabilities in the consolidated balance sheets at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Assets
Accounts receivable, net	1	1
Notes and other receivables	8	8
Other assets	763	763
Total Current Assets	772	772

Other assets	--	--
Total Assets	$772	$772

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$178	$178
Accrued liabilities	897	888
Deferred revenue	236	236
Due to related party	--	2
Short-term debt	722	722
Total Current Liabilities	2,033	2,026

Long Term Liabilities	--	--

Total Liabilities	$2,033	$2,026

The Company has entered into surety bonds with a financial institution in Saudi Arabia which guaranteed performance on certain contracts.  Deposits for surety bonds amounted to $749,000 as of June 30, 2016 and December 31, 2015. These bonds will be released once the related contract is closed out which is expected to occur during the year ended December 31, 2016. Deposits are included on the condensed consolidated balance sheets in assets held for sale.

The Company did not recognize any depreciation or amortization expense related to discontinued operations during the six months ended June 30, 2016 or 2015.  There were no significant capital expenditures or non-cash operating or investing activities of discontinued operations during the periods presented.

Note 8 - Deferred Revenue

Deferred revenue as of June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015
Deferred Revenue, Current
Maintenance agreements	$8,722	$9,025
Service agreements	4,233	70
Total Deferred Revenue, Current	12,955	9,095

Deferred Revenue, Non-Current
Maintenance agreements	7,288	7,666

Total Deferred Revenue	$20,243	$16,761

The fair value of the deferred revenue approximates the services to be rendered.

SYSOREX GLOBAL

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

Note 9 - Debt

Debt as of June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Short-Term Debt
Notes payable	$170	$170
Revolving line of credit	6,275	8,580
Term loan	667	667
Total Short-Term Debt	$7,112	$9,417

Long-Term Debt
Notes payable	$282	$282
Term loan, non-current portion	611	944
Total Long-Term Debt	$893	$1,226

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

Western Alliance Amendment

On March 25, 2016, Sysorex Global (the “Company”), together with Sysorex USA and Sysorex Government Services, Inc. (collectively, the “Borrowers”) entered into an amendment and waiver (the “Amendment”) to the BFA with Western Alliance (the “Lender”), pursuant to which the Lender waived any non-compliance by the Borrowers with respect to the minimum adjusted EBITDA requirements as of December 31, 2015. In addition, the Lender and the Borrowers agreed that the adjusted EBITDA for the six months ended March 31, 2016 would not be less than $(2,200,000) and on or before April 30, 2016, the Borrowers and Lender must agree to additional financial covenants for the fiscal quarters ended June 30, 2016, September 30, 2016 and December 31, 2016.  The lender has agreed to extend the April 30, 2016 deadline and the parties are currently negotiating the additional financial covenants with the exception of the changes the parties have agreed upon in the Amendments No. 6 and No. 7 (as described below).

SYSOREX GLOBAL

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

Note 9 – Debt (continued)

Western Alliance Amendment No. 6

On June 3, 2016, the Borrowers entered into Amendment No. 6 to Business Financing Agreement and Forbearance Agreement (the “Amendment”) with Western Alliance Bank, as successor in interest to Bridge Bank National Association (the “Lender”). Pursuant to the Amendment, the Lender agreed to (i) amend the Financing Agreement dated March 15, 2013 (the “Original Agreement”) as described below, (ii) forbear from the exercise of its rights and remedies under the Original Agreement until June 30, 2016, subject to compliance by the Borrowers with certain other conditions as set forth in the Amendment, and (iii) waive certain defaults of the Borrowers, including the Borrowers’ failure to repay overadvances, as defined in the Original Agreement.

Material changes made to the Original Agreement by the Amendment include, but are not limited to: (i) agreement by the Lender to allow the Company to finance a receivable from a customer outside of the United States for a limited period of time; (ii) modification of the date for the repayment of the Term Advance to June 30, 2016; (iii) agreement by the Borrowers to maintain, beginning on June 30, 2016, an Asset Coverage Ratio of not less than 1.25 to 1; and (iv) revisions to the definition of certain terms that are included in the Original Agreement and providing definitions for certain terms that are included in the Amendment.

Note 10 - Common Stock

During the six months ended June 30, 2016, the Company issued 75,000 shares of common stock for services which were fully vested upon the date of issuance. The Company recorded an expense of $37,000 for the fair value of those shares.

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

During the three months ended June 30, 2016, the Company granted options for the purchase of 1,131,894 shares of common stock to employees of the Company. These options vest pro-rata over 48 months and have a life of ten years and an exercise price of $0.52 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the award was $292,000. The fair value of the common stock as of the grant date was determined to be $0.52 per share.

As of June 30, 2016, the fair value of non-vested options totaled $3,047,000 which will be amortized to expense over the weighted average remaining term of 1.52 years.

The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option-pricing model.  Key weighted-average assumptions used to apply this pricing model during the three months ended June 30, 2016 and 2015 were as follows:

	June 30, 2016	June 30, 2015
Risk-free interest rate	1.35%	1.87-1.93%
Expected life of option grants	7 years	7 years
Expected volatility of underlying stock	47.65%	39.4%
Dividends Assumption	$--	$--

SYSOREX GLOBAL

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

Note 11 - Stock Options (continued)

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

The Company maintains cash deposits with financial institutions, which, from time to time, may exceed federally insured limits. Cash is also maintained at foreign financial institutions for its Canadian subsidiary and its majority-owned Saudi Arabia subsidiary. Cash in foreign financial institutions as of June 30, 2016 and December 31, 2015 was immaterial. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash.

The following table sets forth the percentages of revenue derived by the Company from those customers which accounted for at least 10% of revenues during the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	$	%	$	%
Customer A	8,717	32%	8,439	27%
Customer B	2,608	10%	4,131	13%

The following table sets forth the percentages of revenue derived by the Company from those customers which accounted for at least 10% of revenues during the three months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
	$	%	$	%
Customer A	3,508	27%	5,401	31%
Customer B	--	--	2,988	17%

As of June 30, 2016, Customer A represented approximately 17%, Customer C represented approximately 31%, and Customer D represented approximately 13% of total accounts receivable. As of June 30, 2015, Customer A represented approximately 38%, and Customer E represented approximately 12% of total accounts receivable.

As of June 30, 2016, one vendor represented approximately 53% of total gross accounts payable. Purchases from this vendor during the three months ended June 30, 2016 were $5.3 million. Purchases from this vendor during the six months ended June 30, 2016 were $9.8 million.  As of June 30, 2015, two vendors represented approximately 63% and 11% of total gross accounts payable. Purchases from these vendors during the three months ended June 30, 2015 were $9.4 million. Purchases from these vendors during the six months ended June 30, 2015 were $15.2 million.

SYSOREX GLOBAL

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

Note 12 - Credit Risk and Concentrations (continued)

For the three months ended June 30, 2016, Vendor A represented approximately 71% and Vendor B represented approximately 10% of total purchases. For the three months ended June 30, 2015, Vendor A represented approximately 84% and Vendor B represented approximately 16% of total purchases. For the six months ended June 30, 2016, Vendor A represented approximately 62% and Vendor B represented approximately 11% of total purchases. For the six months ended June 30, 2015, Vendor A represented approximately 63% and Vendor B represented approximately 12% of total purchases.

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

SYSOREX GLOBAL

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

Note 13 - Segment Reporting and Foreign Operations (continued)

The following tables present key financial information of the Company's reportable segments before unallocated corporate expenses (in thousands):

	Mobile, IoT & Big Data Products	Storage and Computing	SaaS Revenues	Professional Services	Consolidated

Three Months Ended June 30, 2016:

Net revenues	$491	$8,671	$792	$3,378	$13,332
Cost of net revenues	$(87)	$(7,361)	$(204)	$(2,236)	$(9,888)
Gross profit	$404	$1,310	$588	$1,142	$3,444
Gross margin %	82%	15%	74%	34%	26%
Depreciation and amortization	$84	$197	$6	$--	287
Amortization of intangibles	$729	$192	$136	$--	$1,057

Three Months Ended June 30, 2015:

Net revenues	$233	$13,363	$987	$3,114	$17,697
Cost of net revenues	$(68)	$(10,292)	$(206)	$(1,435)	$(12,001)
Gross profit	$165	$3,071	$781	$1,679	$5,696
Gross margin %	71%	23%	79%	54%	32%
Depreciation and amortization	$24	$30	$23	$1	$78
Amortization of intangibles	$672	$192	$136	$--	$1,000

Six Months Ended June 30, 2016:

Net revenues	$686	$18,827	$1,620	$6,286	$27,419
Cost of net revenues	$(168)	$(15,322)	$(409)	$(4,129)	$(20,028)
Gross profit	$518	$3,505	$1,211	$2,157	$7,391
Gross margin %	76%	19%	75%	34%	27%
Depreciation and amortization	$154	$382	$13	$1	$550
Amortization of intangibles	$1,457	$384	$272	$--	$2,113

Six Months Ended June 30, 2015:

Net revenues	$376	$23,640	$1,960	$5,843	$31,819
Cost of net revenues	$(194)	$(18,822)	$(428)	$(2,632)	$(22,076)
Gross profit	$182	$4,818	$1,532	$3,211	$9,743
Gross margin %	48%	20%	78%	55%	31%
Depreciation and amortization	$55	$62	$45	$1	$163
Amortization of intangibles	$1,225	$384	$272	$--	$1,881

SYSOREX GLOBAL

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

Note 13 - Segment Reporting and Foreign Operations (continued)

Reconciliation of reportable segments’ combined income from operations to the consolidated loss before income taxes is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Income from operations of reportable segments	$3,444	$5,696	$7,391	$9,743
Unallocated operating expenses	(7,392)	(7,391)	(15,521)	(14,248)
Interest expense	(255)	(121)	(398)	(220)
Other income (expense)	28	121	47	126
Consolidated loss before income taxes	$(4,175)	$(1,695)	$(8,481)	$(4,599)

The Company’s operations are located primarily in the United States, Canada and Saudi Arabia. Revenues by geographic area are attributed by country of domicile of our subsidiaries. The financial data by geographic area are as follows (in thousands):

	United		Saudi
	States	Canada	Arabia	Eliminations	Total
Three Months Ended June 30, 2016:
Revenues by geographic area	$13,326	$6	$--	$--	$13,332
Operating loss by geographic area	$(3,491)	$(450)	$(7)	$--	$(3,948)
Net income (loss) by geographic area	$(3,718)	$(450)	$(7)	$--	$(4,175)

Three Months Ended June 30, 2015:
Revenues by geographic area	$17,680	$17	$--	$--	$17,697
Operating loss by geographic area	$(1,478)	$(211)	$(6)	$--	$(1,695)
Net loss by geographic area	$(1,487)	$(211)	$3	$--	$(1,695)

Six Months Ended June 30, 2016:
Revenues by geographic area	$27,375	$44	$--	$--	$27,419
Operating loss by geographic area	$(7,282)	$(832)	$(16)	$--	$(8,130)
Net loss by geographic area	$(7,633)	$(832)	$(16)	$--	$(8,481)

Six Months Ended June 30, 2015:
Revenues by geographic area	$31,802	$17	$--	$--	$31,819
Operating loss by geographic area	$(3,998)	$(492)	$(15)	$--	$(4,505)
Net loss by geographic area	$(4,101)	$(492)	$(6)	$--	$(4,599)

As of June 30, 2016:
Identifiable assets by geographic area	$61,934	$641	$772	$--	$63,347
Long lived assets by geographic area	$30,956	$336	$--	$--	$31,292

As of December 31, 2015:
Identifiable assets by geographic area	$67,538	$405	$772	$--	$68,715
Long lived assets by geographic area	$32,759	$241	$--	$--	$33,000

SYSOREX GLOBAL

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

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

During the year ended December 31, 2011, a judgment in the amount of $936,000 was levied against Sysorex Arabia LLC in favor of Creative Edge, Inc. in connection with amounts advanced for operations.  Of that amount, $214,000 has been repaid, $515,000 will be repaid through a surety bond and the remaining $207,000 has been accrued and is included as a component of liabilities held for sale as of June 30, 2016 and December 31, 2015 in the condensed consolidated balance sheets.

Note 15 – Subsequent Events

Common Stock

Subsequent to June 30, 2016 the Company issued 20,000 shares of common stock issued pursuant to the Company’s equity incentive plan under the terms of director services agreements which were fully vested upon the date of grant. The Company recorded an expense of $10,000 for the value of those shares.

Subsequent to June 30, 2016, the Company issued an aggregate of 1,827,000 shares of common stock to LMS Holding Corp., Chris Baskett and Matthew and Hannah Granade issued in accordance with the terms of that certain Asset Purchase Agreement, dated April 24, 2015 by and among the Company, LightMiner and Chris Baskett. The Company had recorded the $3,781,000 value of the shares as part of the purchase price of the assets during the quarter ended June 30, 2015.

Options

Subsequent to June 30, 2016 the Company granted options for the purchase of 347,500 shares of common stock to employees of the Company. These options vest pro-rata over 48 months and have a life of 10 years and an exercise price of $0.47 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the award was $81,000.

Convertible Debenture and Preferred Stock Financing

On August 9, 2016, the Company entered into a Purchase Agreement with Hillair Capital Investments L.P. pursuant to which it issued and sold (i) an 8% Original Issue Discount Senior Convertible Debenture in an aggregate principal amount of $5,700,000 due on August 9, 2018 and (ii) 2,250 shares of newly created Series 1 Convertible Preferred Stock, par value $0.001 per share (the “Preferred Stock”, together with the Debenture, the “Securities”), for an aggregate purchase price of $5,000,000 (the “Transaction”).

The proceeds from the sale of the Securities will be used for the repayment of the outstanding balance on the Company’s term loan with Western Alliance Bank, as successor in interest to Bridge Bank National Association (the “Lender”) in an amount equal to approximately $1.4 million, the repayment of accounts payable of at least $1 million, business development activities, capital expenditures, working capital and general and administrative expenses.

Western Alliance Financing Agreement Amendment No. 7

On August 5, 2016, the Company, together with Sysorex USA and Sysorex Government Services, Inc. (collectively, the “Borrowers”) entered into Amendment No. 7 to Business Financing Agreement with Western Alliance Bank, as successor in interest to Bridge Bank National Association (the “Lender”). Pursuant to the 7th Amendment the Lender agreed to (among other things), (1) waive any non-compliance by the Borrowers with respect to any defaults and consented to the Transaction and (2) the Borrowers agreed to pay the outstanding principal amount of the Term Advance B upon the earlier of the closing of the Transaction and August 10, 2016. In addition, the Company agreed to pay a fee of $200,000 in lieu of issuing an additional warrant to the Lender and agreed to negotiate in good faith to further amend the Agreement to provide for certain financial covenants for periods after August 31, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statement Notice

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”). In addition to historical information, this discussion and analysis here and throughout this Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements, due to a number of factors, including but not limited to, risks described in the section entitled “Risk Factors.” (Unless otherwise stated or the context otherwise requires, the terms “Sysorex” “we,” “us,” “our” and the “Company” refer collectively to Sysorex Global and its subsidiaries.)

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

Our LightMiner product line has two patents pending. LightMiner Studio is an in-memory, real-time, data analysis system designed to perform very large, highly complex and extremely difficult calculations using off-the-shelf hardware and memory. It supports both traditional SQL-based business intelligence and analytics applications as well as a host of integrated statistical, machine learning and artificial intelligence algorithms allowing it to provide supercomputer-like performance at competitive prices. LightMiner is at the core of our analytics platform and can be used for machine-to-machine (M2M) analytics; consumer analytics; predictive analytics; security; and other data analysis projects. LightMiner fully integrates with our AirPatrol product and, in our opinion, the combined offering is a valuable addition to the Internet of Things (IoT) market.

Sysorex also provides supporting products and services including enterprise computing and storage, virtualization, business continuity, data migration, custom application development, networking and information technology business consulting services. These allow Sysorex to offer turnkey solutions when requested by customers.

Revenues from our storage and computing segment are primarily driven by purchase orders that are received on a monthly basis. During the six months ended June 30, 2016 approximately 32% of such revenues are based on recurring contracts that range from one to five years for warranty and maintenance support. For these contracts, the customer is invoiced one time and pays Sysorex upfront for the full term of the warranty and maintenance contract. Revenue from these contracts is determinable ratably over the contract period with the unearned revenue recorded as deferred revenue and amortized over the contract period.

Our Software-as-a-Service (SaaS) contracts are typically performed for periods of one or more years. Sysorex SaaS products include its Shoom product line for the media and entertainment vertical, cloud based analytics services and other related services.

Our mobile, IoT and data analytics products segment includes our AirPatrol and LightMiner product lines. Sales for these products are expected to grow as we expand our offering beyond the government vertical to commercial verticals including Retail, Banking and Healthcare.

Recent Events

Convertible Debenture and Preferred Stock Financing

On August 9, 2016, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Hillair Capital Investments L.P. (the “Investor”) pursuant to which it issued and sold (i) an 8% Original Issue Discount Senior Convertible Debenture (the “Debenture”) in an aggregate principal amount of $5,700,000 (the “Principal Amount”) due on August 9, 2018 and (ii) 2,250 shares of newly created Series 1 Convertible Preferred Stock, par value $0.001 per share (the “Preferred Stock”, together with the Debenture, the “Securities”), for an aggregate purchase price of $5,000,000 (the “Transaction”).

The proceeds from the sale of the Securities will be used for the repayment of the outstanding balance on the Company’s term loan with Western Alliance Bank , as successor in interest to Bridge Bank National Association (the “Lender”) in an amount equal to approximately $1.4 million, the repayment of accounts payable of at least $1 million, business development activities, capital expenditures, working capital and general and administrative expenses.

Debenture

Interest and Conversion. Interest on the Debenture accrues at a rate of 8.0% per annum and is payable quarterly on February 9, May 9, August 9 and November 9, commencing on May 9, 2017, as well as the dates on which principal payments are made, as described in the Debenture in cash, or upon notice to the holder and compliance with certain equity conditions as set forth in the Debenture in shares of the Company’s common stock. The number of shares of common stock to be paid for any interest payment equals to the quotient of (x) the applicable dollar amount to be paid divided by (y) the Conversion Price (as defined below). Subject to certain limitations including the beneficial ownership limitation and the maximum issuable shares limitation equal to 19.99% of the issued and outstanding common stock of the Company, which may be removed upon receipt of shareholder approval, the Debenture is convertible at any time at the option of the holder at a conversion price of $1.50 per share, subject to adjustments provided in the Debenture (the “Conversion Price”).

Redemption. Subject to certain equity conditions, the Company has the option to redeem the Debenture before its maturity by payment in cash of 120% or 110% (depending on the timing of the redemption) of the then outstanding principal amount plus accrued interest and other charges. The Company is required to redeem 25% of the initial principal amount plus accrued unpaid interest and other charges on November 9, 2017, February 9, 2018, May 9, 2018, and August 9, 2018 (each, a “Periodic Redemption”). In lieu of a cash Periodic Redemption payment, the Company may, upon notice to the holder and compliance with certain equity conditions, elect to pay all or part of a Periodic Redemption in shares of common stock based on a conversion price equal to the Conversion Price.

Default Events. Each of the following events shall constitute an event of default: failure to make a payment obligation, failure to observe certain covenants of the Debenture or related agreements (subject to applicable cure periods), breach of representation or warranty, bankruptcy, default under another significant contract or credit obligation, delisting of the common stock, a change in control, or failure to deliver stock certificates in a timely manner. In the event of a default, the Investor shall have the right to accelerate all amounts outstanding under the Debenture and demand a mandatory default payment in an amount (the “Mandatory Default Amount”) equal to the greater of (i) the outstanding principal amount of this Debenture, plus all accrued and unpaid interest, divided by the Conversion Price on the date the Mandatory Default Amount is either (A) demanded (if demand or notice is required to create an Event of Default) or otherwise due or (B) paid in full, whichever has a lower Conversion Price, multiplied by the VWAP (as defined in the Debenture) on the date the Mandatory Default Amount is either (x) demanded or otherwise due or (y) paid in full, whichever has a higher VWAP, or (ii) 125% of the outstanding principal amount plus 100% of accrued and unpaid interest, and (b) all other amounts, costs, expenses and liquidated damages due in respect of the Debenture.

Security. The Debenture is secured with a subordinated lien by certain property of the Company in accordance with the terms of a Security Agreement, dated August 9, 2016 by and among the Company, each of its subsidiaries and the Investor (the “Security Agreement”). Each of the subsidiaries also entered into a guarantee in favor of the Investor (the “Subsidiary Guarantee”), pursuant to which each subsidiary guaranteed the complete payment and performance by the Company of its obligations under the Debenture and related agreements.

The Preferred Stock

The rights, preferences and privileges of the Preferred Stock issued under the Securities Purchase Agreement are set forth in a Certificate of Designation of Preferences, Rights and Limitations of Series 1 Convertible Preferred Stock, filed with the Secretary of State of Nevada on August 5, 2016, as revised by the Certificate of Correction filed with the State of Nevada on August 9, 2016, effective upon filing (as amended, the “Certificate”). The stated value of each share of Preferred Stock is $1,000, subject to increase pursuant to the Certificate (the “Stated Value”). The holder of the Preferred Stock shall be entitled to receiving dividends equal to dividends actually paid on shares of the common stock when such dividends are paid on shares of the common stock. The Preferred Stock has no voting rights however, the Company shall not take certain actions without the consent of a majority of the outstanding holders of the Preferred Stock, including, issuing additional securities senior to or on par with the Preferred Stock, amending the Certificate in any manner adverse to the rights of the Preferred Stock, or increasing the number of authorized shares of the Preferred Stock.

Conversion. Subject to certain limitations including the beneficial ownership limitation and the maximum issuable shares limitation as specified in the Certificate, the Preferred Stock is convertible by the holder at any time into a number of shares of common stock equal to the quotient obtained by dividing the Stated Value by the then applicable Conversion Price.

Other Rights. Upon liquidation, the holder of Preferred Stock shall be entitled to an amount equal to the Stated Value, plus any accrued and unpaid dividends and any other fees then due under the Certificate before any distribution is made to the holders of the junior securities, including common stock, and shall have certain rights to anti-dilution protection.

Western Alliance Financing Agreement Amendment No. 6 & No. 7

On June 3, 2016, the Company, together with Sysorex USA and Sysorex Government Services, Inc. (collectively, the “Borrowers”) entered into Amendment No. 6 to Business Financing Agreement and Forbearance Agreement (the “6th Amendment”) with Western Alliance Bank, as successor in interest to Bridge Bank National Association (the “Lender”). Pursuant to the 6th Amendment, the Lender agreed to (i) amend the Business Financing Agreement dated March 15, 2013 , as amended from time to time (the “Agreement”) as described below, (ii) forbear from the exercise of its rights and remedies under the Agreement until June 30, 2016, subject to compliance by the Borrowers with certain other conditions as set forth in the Amendment, and (iii) waive certain defaults of the Borrowers, including the Borrowers’ failure to repay overadvances, as defined in the Original Agreement.

Material changes made to the Agreement by the 6th Amendment include, but are not limited to: (i) agreement by the Lender to allow the Company to finance a receivable from a customer outside of the United States for a limited period of time; (ii) modification of the date for the repayment of Term Advance B (as defined in the Agreement) to June 30, 2016; (iii) agreement by the Borrowers to maintain, beginning on June 30, 2016, an Asset Coverage Ratio (as defined in the Amendment) of not less than 1.25 to 1; and (iv) revisions to the definition of certain terms that are included in the Original Agreement and providing definitions for certain terms that are included in the Amendment.

On August 5, 2016, the Borrowers and the Lender entered into an amendment and waiver (the “7th Amendment”) to the Agreement, pursuant to which the Lender, agreed to (among other things), (1) waived any non-compliance by the Borrowers with respect to any defaults and consented to the Transaction and (2) the Borrowers agreed to pay the outstanding principal amount of the Term Advance B upon the earlier of the closing of the Transaction and August 10, 2016. In addition, the Company agreed to pay a fee of $200,000 in lieu of issuing an additional warrant to the Lender and agreed to negotiate in good faith to further amend the Agreement to provide for certain financial covenants for periods after August 31, 2016.

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

When assessing the recoverability of our long-lived assets, which include property and equipment and finite-lived intangible assets, we make assumptions regarding estimated future cash flows and other factors. Some of these assumptions involve a high degree of judgment and also bear a significant impact on the assessment conclusions. Included among these assumptions are estimating undiscounted future cash flows, including the projection of comparable sales, operating expenses, capital requirements for maintaining property and equipment and residual value of asset groups. We formulate estimates from historical experience and assumptions of future performance, based on business plans and forecasts, recent economic and business trends, and competitive conditions. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge. Based on our evaluation we did not record a charge for impairment for the six months ended June 30, 2016 and 2015.

We evaluate the remaining useful lives of long-lived assets and identifiable intangible assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. Such events or circumstances may include (but are not limited to): the effects of obsolescence, demand, competition, and/or other economic factors including the stability of the industry in which we operate, known technological advances, legislative actions, or changes in the regulatory environment. If the estimated remaining useful lives change, the remaining carrying amount of the long-lived assets and identifiable intangible assets would be amortized prospectively over that revised remaining useful life. We have determined that there were no events or circumstances during the six months ended June 30, 2016 or 2015, which would indicate a revision to the remaining amortization period related to any of our long-lived assets. Accordingly, we believe that the current estimated useful lives of long-lived assets reflect the period over which they are expected to contribute to future cash flows and are therefore deemed appropriate.

Goodwill and Indefinite-lived Assets

We have recorded goodwill and other indefinite-lived assets in connection with our acquisitions of Lilien, Shoom, AirPatrol and LightMiner. Goodwill, which represents the excess of acquisition cost over the fair value of the net tangible and intangible assets of the acquired company, is not amortized. Indefinite-lived intangible assets are stated at fair value as of the date acquired in a business combination. Our goodwill balance and other assets with indefinite lives are evaluated for potential impairment during the fourth quarter of each year and in certain other circumstances. The evaluation of impairment involves comparing the current fair value of the business to the recorded value, including goodwill. To determine the fair value of the business, we utilize both the “income approach”, which is based on estimates of future net cash flows and the “market approach”, which observes transactional evidence involving similar businesses. There was no goodwill impairment for the six months ended June 30, 2016 or 2015.

Deferred Income Taxes

In accordance with ASC 740 “Income Taxes” (“ASC 740”), management routinely evaluates the likelihood of the realization of its income tax benefits and the recognition of its deferred tax assets. In evaluating the need for any valuation allowance, management will assess whether it is more likely than not that some portion, or all, of the deferred tax asset may not be realized. Ultimately, the realization of deferred tax assets is dependent upon the generation of future taxable income during those periods in which temporary differences become deductible and/or tax credits and tax loss carry-forwards can be utilized. In performing its analyses, management considers both positive and negative evidence including historical financial performance, previous earnings patterns, future earnings forecasts, tax planning strategies, economic and business trends and the potential realization of net operating loss carry-forwards within a reasonable timeframe. To this end, management considered (i) that we have had historical losses in the prior years and cannot anticipate generating a sufficient level of future profits in order to realize the benefits of our deferred tax asset; (ii) tax planning strategies; and (iii) the adequacy of future income as of and for the six months ended June 30, 2016, based upon certain economic conditions and historical losses through June 30, 2016. After consideration of these factors, management deemed it appropriate to establish a full valuation allowance.

A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax filings that do not meet these recognition and measurement standards. For the six months ended June 30, 2016 and 2015, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the six months ended June 30, 2016 and 2015.

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

As of June 30, 2016 and December 31, 2015, allowance for credit losses included a general allowance of $497,000 and $285,000, respectively, due to the aging of the items greater than 120 days outstanding and other potential non-collections.

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

The principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:

	Three Months ended June 30,
	2016	2015
Risk-free interest rate	1.35%	1.87-1.93%
Expected life of option grants	7 years	7 years
Expected volatility of underlying stock	47.65%	39.4%
Dividends	$--	$--

For the three months ended June 30, 2016 and 2015 the Company incurred stock-based compensation charges of $348,000 and $108,000, respectively.

Operating Segments

The Company operates in the following business segments:

●	Mobile, IoT & Big Data Products: These products currently include our AirPatrol product line (location-based security and marketing platform for wireless and cellular devices that can detect, monitor and manage the content and behavior of smartphones, tablets and other mobile devices based on their location and user); on-premise big data appliance product (Light Miner Studio “LMS”) and will include future Sysorex owned products.

●	Storage and Computing: This segment includes third party hardware, software and related maintenance/warranty products and services that Sysorex resells. It includes but is not limited to products for enterprise computing; storage; virtualization; networking; etc.

●	SaaS Revenues: These are Software-as-a-Services (SaaS) or Internet based hosted services including the Shoom product line and cloud based big data analytics services (based on our LMS product) and other data science services; analytics services for AirPatrol products and other managed services on a SaaS basis.

●	Professional Services: These are general IT services including but not limited to: custom application/software design; architecture and development; project management; C4I system consulting; strategic outsourcing; staff augmentation; data center design and operations services; data migration services and other non-SaaS services.

Rounding

All dollar amounts in this section have been rounded to the nearest thousand.

Results of Operations

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

The following table sets forth selected unaudited consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	Three Months ended
	June 30, 2016		June 30, 2015
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	% Change

Product Revenues	$9,157	69%	$13,542	77%	(32%)
Services Revenues	$4,175	31%	$4,155	23%	1%
Cost of net revenues - Products	$7,448	56%	$10,349	58%	(28%)
Cost of net revenues - Services	$2,440	18%	$1,652	9%	48%
Gross profit	$3,444	26%	$5,696	32%	(40%)
Operating expenses	$7,392	55%	$7,391	42%	0%
Loss from operations	$(3,948)	(30%)	$(1,695)	(10%)	133%
Net loss	$(4,175)	(31%)	$(1,695)	(10%)	146%
Net loss attributable to common stockholders	$(4,171)	(31%)	$(1,697)	(10%)	146%

Net Revenues

Net revenues for the three months ended June 30, 2016 were $13.3 million compared to $17.7 million for the comparable period in the prior year. The decrease in revenues of $4.4 million are primarily attributable to the Storage and Computing segment as although we expected storage and computing to grow nominally year over year, during the quarter ended June 30, 2016 we did see a contraction. This is an industry trend. However, we are focused on expanding the segment into the government vertical to offset the contraction on the commercial side. For the three months ended June 30, 2016, Mobile, IoT & Big Data Products revenue was $491,000 compared to $233,000 for the prior year period. Storage and Computing revenue was $8.7 million for the three months ended June 30, 2016, and $13.4 million for the prior year period. SaaS Revenues was $792,000 during the three months ended June 30, 2016 and $987,000 during the prior year period. Professional Services Revenue was $3.4 million during the three months ended June 30, 2016 and $3.1 million during the prior year period.

Cost of Net Revenues

Cost of net revenues for the three months ended June 30, 2016 was $9.9 million compared to $12.0 million for the prior year period. The decrease in cost of revenues of $2.1 million is primarily attributable to the decrease in the related sales of the Storage and Computing segment. Mobile, IoT & Big Data Products cost of net revenues was $87,000 for the three months ended June 30, 2016 as compared to $68,000 for the prior period. Storage and Computing cost of net revenues was $7.4 million for the three months ended June 30, 2016, and $10.3 million for the prior year period. SaaS Revenues cost of net revenues was $204,000 during the three months ended June 30, 2016 and $206,000 during the prior year period. Professional Services cost of net revenues was $2.2 million during the three months ended June 30, 2016 and $1.4 million during the prior year period.

The gross profit margin for the three months ended June 30, 2016 was 26% compared to 32% during the three months ended June 30, 2015. The decrease in gross margin was primarily attributable to lower gross margin for the Storage and Computing segment during the quarter ended June 30, 2016. Mobile, IoT & Big Data Products gross margins for the three months ended June 30, 2016 and 2015 were 82% and 71%, respectively. Gross margins for the Storage and Computing segment for the three months ended June 30, 2016 and 2015 were 15% and 23%, respectively. Gross margins for SaaS Revenues for the three months ended June 30, 2016 and 2015 were 74% and 79%, respectively. Gross margins for Professional Services revenues for the three months ended June 30, 2016 and 2015 were 34% and 54%, respectively.

Operating Expenses

Operating expenses for the three months ended June 30, 2016 were $7.4 million compared to $7.4 million for the prior year period.

Loss from Operations

Loss from operations for the three months ended June 30, 2016 was $3.9 million compared to $1.7 for the prior year period. This increase in loss of $2.2 million was primarily attributable to lower revenue during the quarter and therefore lower gross profit to offset the operating expenses.

Other Income/Expense

Net other income/expense for the three months ended June 30, 2016 and 2015 were ($227,000) and $0, respectively. This increase of $227,000 was primarily attributable to increased interest on the bank facilities.

Provision for Income Taxes

There was no provision for income taxes for the three months ended June 30, 2016 and 2015. Deferred tax assets resulting from such losses are fully reserved as of June 30, 2016 and 2015 since, at present, we have no history of taxable income and it is more likely than not that such assets will not be realized.

Net Loss Attributable to Non-Controlling Interest

Net loss attributable to non-controlling interest for the three months ended June 30, 2016 was $4,000 compared to net income attributable to non-controlling interest of $2,000 for the prior year period. This decrease of $6,000 was attributable to the increase in losses for Sysorex Arabia and was not material.

Net Loss Attributable To Common Stockholders

Net loss attributable to common stockholders for the three months ended June 30, 2016 was $4.2 million compared to $1.7 for the prior year period. This increase in net loss of $2.5 million was attributable to the changes discussed above.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

The following table sets forth selected unaudited consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	Six Months ended
	June 30, 2016		June 30, 2015
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	% Change

Product Revenues	$19,505	71%	$23,930	75%	(18%)
Services Revenues	$7,914	29%	$7,889	25%	0%
Cost of net revenues - Products	$15,490	56%	$18,999	60%	(18%)
Cost of net revenues - Services	$4,538	17%	$3,077	10%	47%
Gross profit	$7,391	27%	$9,743	31%	(24%)
Operating expenses	$15,521	57%	$14,248	45%	9%
Loss from operations	$(8,130)	(30%)	$(4,505)	(14%)	80%
Net loss	$(8,481)	(31%)	$(4,599)	(14%)	84%
Net loss attributable to common stockholders	$(8,473)	(31%)	$(4,596)	(14%)	84%

Net Revenues

Net revenues for the six months ended June 30, 2016 were $27.4 million compared to $31.8 million for the comparable period in the prior year. The decrease in revenues of $4.4 million are primarily attributable to the Storage and Computing segment contraction in the quarter ended June 30, 2016. Although we expected storage and computing to grow nominally year over year, during the quarter ended June 30, 2016 we did see a contraction which was an industry trend. We are focused on expanding the segment into the government vertical to offset the contraction on the commercial side. For the six months ended June 30, 2016, Mobile, IoT & Big Data Products revenue was $686,000 compared to $376,000 for the prior year period. Storage and Computing revenue was $18.8 million for the six months ended June 30, 2016, and $23.6 million for the prior year period. SaaS Revenues was $1.6 million during the six months ended June 30, 2016 and $2.0 million during the prior year period. Professional Services Revenue was $6.3 million during the six months ended June 30, 2016 and $5.8 million during the prior year period.

Cost of Net Revenues

Cost of net revenues for the six months ended June 30, 2016 was $20.0 million compared to $22.1 million for the prior year period. The decrease in cost of revenues of $2.1 million is primarily attributable to the decrease in the related sales of the Storage and Computing segment in the quarter ended June 30, 2016. Mobile, IoT & Big Data Products cost of net revenues was $168,000 for the six months ended June 30, 2016 as compared to $194,000 for the prior period. Storage and Computing cost of net revenues was $15.3 million for the six months ended June 30, 2016, and $18.8 million for the prior year period. SaaS Revenues cost of net revenues was $409,000 during the six months ended June 30, 2016 and $428,000 during the prior year period. Professional Services cost of net revenues was $4.1 million during the six months ended June 30, 2016 and $2.6 million during the prior year period.

The gross profit margin for the six months ended June 30, 2016 was 27% compared to 31% during the six months ended June 30, 2015. The decrease in gross margin was primarily attributable to lower gross margin for the Storage and Computing segment during the quarter ended June 30, 2016. Mobile, IoT & Big Data Products gross margins for the six months ended June 30, 2016 and 2015 were 76% and 48%, respectively. Gross margins for the Storage and Computing segment for the six months ended June 30, 2016 and 2015 were 19% and 20%, respectively. Gross margins for SaaS Revenues for the six months ended June 30, 2016 and 2015 were 75% and 78%, respectively. Gross margins for Professional Services revenues for the six months ended June 30, 2016 and 2015 were 34% and 55%, respectively.

Operating Expenses

Operating expenses for the six months ended June 30, 2016 were $15.5 million compared to $14.2 million for the prior year period. This increase of $1.3 million includes a $522,000 increase in amortization of intangibles and depreciation and the balance was costs of expanding our engineering team and costs associated with the development of new products.

Loss from Operations

Loss from operations for the six months ended June 30, 2016 was $8.1 million compared to $4.5 for the prior year period. This increase in loss of $3.6 million was primarily attributable to an increase in amortization of intangibles, depreciation, costs of expanding our engineering team and costs associated with the development of new products., including hiring more resources in those departments.

Other Income/Expense

Net other income/expense for the six months ended June 30, 2016 and 2015 were ($351,000) and ($94,000), respectively. This increase of $257,000 was primarily attributable to increased interest on the bank facilities.

Provision for Income Taxes

There was no provision for income taxes for the six months ended June 30, 2016 and 2015. Deferred tax assets resulting from such losses are fully reserved as of June 30, 2016 and 2015 since, at present, we have no history of taxable income and it is more likely than not that such assets will not be realized.

Net Loss Attributable to Non-Controlling Interest

Net loss attributable to non-controlling interest for the six months ended June 30, 2016 was $8,000 compared to a net loss of $3,000 for the prior year period. This increase of $5,000 was attributable to an increase in losses for Sysorex Arabia and was not material.

Net Loss Attributable To Common Stockholders

Net loss attributable to common stockholders for the six months ended June 30, 2016 was $8.5 million compared to $4.6 million for the prior year period. This increase in net loss of $3.9 million was attributable to the changes discussed above.

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

Adjusted EBITDA for the three months ended June 30, 2016 was a loss of $2.2 million compared income of $34,000 for the prior year period. Adjusted EBITDA for the six months ended June 30, 2015 was a loss of $4.7 million compared to a loss of $1.3 million for the prior year period.

The following table presents a reconciliation of net income/loss attributable to stockholders of Sysorex Global, which is our GAAP operating performance measure, to Adjusted EBITDA for the fiscal quarters ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss attributable to common stockholders	$(4,171)	$(1,697)	$(8,473)	$(4,596)
Adjustments:
Non-recurring one-time charges:
Costs associated with public offering	--	34	--	34
Acquisition transaction/financing costs	10	112	30	188
Change in the fair value of shares to be issued	(9)	(89)	(8)	(89)
Stock-based compensation - compensation and related benefits	347	108	711	494
Interest expense	255	121	398	220
Severance	--	307	--	307
Depreciation and amortization	1,344	1,138	2,663	2,141
Adjusted EBITDA	$(2,224)	$34	$(4,679)	$(1,301)

We rely on Adjusted EBITDA, which is a non-GAAP financial measure for the following:

●	To review and assess the operating performance of our Company as permitted by Accounting Standards Codification Topic 280, Segment Reporting;

●	To compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	As a basis for allocating resources to various projects;

●	As a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	To evaluate internally the performance of our personnel.

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

Proforma non-GAAP net loss per basic and diluted common share for the three months ended June 30, 2016 was ($0.11) compared to ($0.01) for the prior year period. Proforma non-GAAP net loss per basic and diluted common share for the six months ended June 30, 2016 was ($0.22) compared to ($0.09) for the prior year period. These decreases were attributable to the changes discussed in our results of operations.

The following table presents a reconciliation of net loss per basic and diluted share, which is our GAAP operating performance measure, to proforma non-GAAP net loss per share for the periods reflected:

(thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss attributable to common stockholders	$(4,171)	$(1,697)	$(8,473)	$(4,596)
Adjustments:
Non-recurring one-time charges:
Costs associated with public offering	--	34	--	34
Acquisition transaction/financing costs	10	112	30	188
Severance	--	307	--	307
Change in the fair value of shares to be issued	(9)	(89)	(8)	(89)
Stock-based compensation - compensation and related benefits	347	108	711	494
Amortization of intangibles	1,057	1,000	2,113	1,881
Proforma non-GAAP net less	$(2,766)	$(225)	$(5,627)	$(1,781)
Proforma non-GAAP net loss per basic and diluted common share	$(0.11)	$(0.01)	$(0.22)	$(0.09)
Weighted average basic and diluted common shares outstanding	25,129,002	19,806,779	25,117,354	19,786,296

We rely on proforma non-GAAP net loss per share, which is a non-GAAP financial measure:

●	To review and assess the operating performance of our Company as permitted by Accounting Standards Codification Topic 280, Segment Reporting;

●	To compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	As a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	To evaluate internally the performance of our personnel.

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

Liquidity and Capital Resources as of June 30, 2016 Compared With June 30, 2015

The Company’s net cash flows used in operating, investing and financing activities for the six months ended June 30, 2016 and 2015 and certain balances as of the end of those periods are as follows (in thousands):

(thousands, except per share data)	Six Months ended June 30,
	2016	2015
Net cash used in operating activities	$(118)	$(4,202)
Net cash used in investing activities	(963)	(561)
Net cash used in financing activities	(2,640)	3,781
Effect of foreign exchange rate changes on cash	19	(4)
Net decrease in cash	$(3,702)	$(986)

	June 30, 2016	December 31, 2015

Cash and cash equivalents	$358	$4,060
Working capital (deficit)	$(10,948)	$(4,238)

Operating Activities:

Net cash used in operating activities during the six months ended June 30, 2016 and 2015 were $118,000 and $4.2 million, respectively. Net cash used in operating activities during the six months ended June 30, 2016 consisted of the following (in thousands):

Net loss	$(8,481)
Non-cash income and expenses	3,586
Net change in operating assets and liabilities	4,777
Net cash used in operating activities	$(118)

The non-cash income and expenses of $3,586,000 consisted primarily of (in thousands):

$550	Depreciation and amortization expense
2,113	Amortization of intangibles primarily attributable to the Lilien, Shoom, AirPatrol and LightMiner operations, which were acquired effective March 1, 2013, August 31, 2013, April 16, 2014 and April 24, 2015, respectively.
711	Stock-based compensation expense attributable to warrants and options issued as part of Company operations and prior acquisitions
212	Other
$3,586	Total non-cash income and expenses

The net use of cash due to changes in operating assets and liabilities totaled $4,777,000 and consisted primarily of the following (in thousands):

$(777)	Decrease in accounts receivable and other receivables
477	Decrease in prepaid licenses and maintenance contracts
2,278	Increase in accounts payable
3,483	Increase in deferred revenue
(729)	Decrease in accrued liabilities and other liabilities
45	Decrease in inventory and other assets
$4,777	Net use of cash in the changes in operating assets and liabilities

Investing Activities:

Net cash used in investing activities during the six months ended June 30, 2016 was $963,000 compared to net cash used in investing activities of $561,000 for the prior year period. The net cash used in investing activities during the six months ended June 30, 2016 was comprised of $146,000 for the purchase of property and equipment and $817,000 investment in capitalized software.

Financing Activities:

Net cash used in financing activities during the six months ended June 30, 2016 was approximately $2.6 million. Net cash provided by financing activities for the six months ended June 30, 2015 was $3.8 million. The net cash used in financing activities during the six months ended June 30, 2016 was primarily comprised of $2.3 million of repayments to the Credit Facility and $335,000 of repayments to a term loan and other advances payable.

Liquidity and Capital Resources - General:

Our current capital resources and operating results as of June 30, 2016, as described in the preceding paragraphs, consist of:

1)	An overall working capital deficit of $10.9 million;

2)	Cash of $358,000;

3)	The Credit Facility for up to $10 million which we borrow against based on eligible assets with a maturity date of April 29, 2017 of which $6.3 million is utilized; and

4)	Net cash used in operating activities year-to-date of $118,000.

We believe our total working capital deficit of $10.9 million does not represent a severe impediment to our operations and growth when its principal components are separately identified and analyzed and the growth of our business is taken into account. The breakdown of our overall working capital deficit is as follows (in thousands):

Working Capital	Assets	Liabilities	Net
Cash and cash equivalents	$358	$--	$358
Accounts receivable, net / accounts payable	12,870	11,599	1,271
Notes and other receivables	1,244	--	1,244
Prepaid licenses and maintenance contracts / deferred revenue	7,285	12,955	(5,670)
Short-term debt	--	7,112	(7,112)
Other	3,405	4,444	(1,039)
Total	$25,162	$36,110	$(10,948)

Accounts receivable exceeds the related accounts payable by $1.3 million. We do not believe there are material collectability issues with respect to our accounts receivable. Deferred revenue exceeds the related prepaid contracts by $5.7 million and other liabilities exceed other assets by $1.0 million.

Net cash used in operating activities during the six months ended June 30, 2016 of $118,000 consists of net loss of $8.5 million less non-cash expenses of $3.6 million and net cash provided by changes in operating assets and liabilities of $4.8 million. We expect net cash from operations to increase during 2016 as:

1)	Our services are growing and becoming a larger part of our sales mix. These services historically generate gross margins of 50% or higher and will be a larger contributor to our cash flow in the future.

2)	Sysorex was awarded two large multiple-award government IDIQ Contracts in 2015 and one in 1st Quarter of 2016 (NASA SEWP, NIH CIO-CS and PMSS-3) that enable Sysorex to capture task orders issued by any government agency under these contract vehicles. The Company has captured task orders under the NASA SEWP contract and believes that it will be successful in securing additional task orders under all of these contracts, however there are no assurances that additional task orders under the contracts will ultimately be awarded to the Company. If such task orders are secured, then these contracts will provide the opportunity to increase our revenue and cash flows.

3)	Sysorex is generating revenue from new versions of its AirPatrol product line that will contribute to operating cash flow and is expected to generate 60-70% gross margins.

4)	The Company launched its LightMiner product in the first half of 2016 which is expected to have 60-70% gross margins and will start contributing to cash-flow this year.

5)	We expect our Daruna project to start before the end of the 2016 which will result in $500,000 a month in revenue for 15 years with a total value of $90 million.

6)	We have a purchase order for a follow-on project to the Daruna contract for $4 million which we expect to collect before the end of this year.

The Company’s capital resources as of June 30, 2016, increased bank facility, net proceeds from the September 25, 2015 offering and August 9, 2016 convertible debenture and preferred stock offering, higher margin business line expansion and recent contract awards, including prepayments anticipated to be received are expected to be sufficient to fund planned operations during the next twelve months from the filing of this quarterly report. While the Company also has an effective registration statement on Form S-3 which will allow it to raise additional capital from the sale of its securities, subject to certain limitations for registrants with a market capitalization of less than $75 million, if additional financing is needed we anticipate such financing will come from an increase in our bank facility rather than through a sale of equity, however, our decision will be based on our capital requirements and the terms of the various types of financing that will be available to us when we need it. The information in this Form 10-Q concerning the Company’s Form S-3 registration statement does not constitute an offer of any securities for sale. If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months, the Company may need to reduce costs and curtail certain aspects of its expansion activities or consider other means of obtaining additional financing, although there is no guarantee that any such additional financing would be available to the Company.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Common Stock

On May 17, 2016, the Company issued 10,000 shares of common stock to a service provider under the terms of a consulting agreement which was fully vested upon date of grant and reflected total consideration of approximately $3,100.

The shares were issued as restricted securities in transactions that were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D promulgated thereunder, which exempts transactions by an issuer not involving any public offering. The Company relied on the representations made in the transaction documents signed by the stockholders. No commissions were paid and no underwriter or placement agent was involved in these transactions.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

3.1(i)	Articles of Incorporation. (1)

3.1(ii)	Certificate of Amendment to the Articles of Incorporation, effective April 8, 2014. (2)

3.1(iii)	Articles of Merger, effective January 1, 2016. (3)

3.1(iv)	Certificate of Designation of Preferences, Rights and Limitations of Series 1 Convertible Preferred Stock. (5)

3.1(v)	Certificate of Correction. (5)

3.2	Bylaws. (1)

4.1	8% Original Issue Discount Senior Convertible Debenture issued to Hillair Capital Investments L.P. (5)

10.1	Amendment No. 6 to Business Financing Agreement and Forbearance Agreement. (4)

10.2	Securities Purchase Agreement dated as of August 9, 2016 by and between Sysorex Global and Hillair Capital Investments L.P.(5)

10.3	Security Agreement dated as of August 9, 2016 by and among Sysorex Global, Sysorex USA, Sysorex Government Services, Inc., Sysorex Canada Corp., Sysorex Arabia LLC and Hillair Capital Investments L.P.(5)

10.4	Subsidiary Guarantee dated as of August 9, 2016 made by Sysorex Global, Sysorex USA, Sysorex Government Services, Inc., Sysorex Canada Corp. and Sysorex Arabia LLC in favor of Hillair Capital Investments L.P.(5)

10.5	Amendment Number Seven to Business Financing Agreement by and between the Company and its subsidiaries and Western Alliance Bank, dated August 5, 2016(5)

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.*

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.*

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

101.INS	XBRL Instant Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith
#	Furnished herewith
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-190574) filed with the SEC on August 12, 2013.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 10, 2014.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2015.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2016.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSOREX GLOBAL

Dated: August 15, 2016	By:	/s/ Nadir Ali
Nadir Ali
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kevin R. Harris
Kevin R. Harris
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1(i)	Articles of Incorporation. (1)

3.1(ii)	Certificate of Amendment to the Articles of Incorporation, effective April 8, 2014. (2)

3.1(iii)	Articles of Merger, effective January 1, 2016. (3)

3.1(iv)	Certificate of Designation of Preferences, Rights and Limitations of Series 1 Convertible Preferred Stock. (5)

3.1(v)	Certificate of Correction. (5)

3.2	Bylaws. (1)

4.1	8% Original Issue Discount Senior Convertible Debenture issued to Hillair Capital Investments L.P. (5)

10.1	Amendment No. 6 to Business Financing Agreement and Forbearance Agreement. (4)

10.2	Securities Purchase Agreement dated as of August 9, 2016 by and between Sysorex Global and Hillair Capital Investments L.P.(5)

10.3	Security Agreement dated as of August 9, 2016 by and among Sysorex Global, Sysorex USA, Sysorex Government Services, Inc., Sysorex Canada Corp., Sysorex Arabia LLC and Hillair Capital Investments L.P.(5)

10.4	Subsidiary Guarantee dated as of August 9, 2016 made by Sysorex Global, Sysorex USA, Sysorex Government Services, Inc., Sysorex Canada Corp. and Sysorex Arabia LLC in favor of Hillair Capital Investments L.P.(5)

10.5	Amendment Number Seven to Business Financing Agreement by and between the Company and its subsidiaries and Western Alliance Bank, dated August 5, 2016(5)

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.*

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.*

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

101.INS	XBRL Instant Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith
#	Furnished herewith
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-190574) filed with the SEC on August 12, 2013.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 10, 2014.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2015.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2016.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2016.

