Form 10-Q
period 2016-09-30
Sysorex Global
filed 2016-11-16
CIK 1529113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,709,460 shares of common stock, par value $.001, outstanding, as of November 11, 2016.

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

The results for the period ended September 30, 2016 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in our audited financial statements for the fiscal years ended December 31, 2015 and 2014 included in the Form 10-K filed with the Securities and Exchange Commission on March 30, 2016.

SYSOREX GLOBAL

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value data)

	September 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)
Assets

Current Assets
Cash and cash equivalents	$505	$4,060
Accounts receivable, net	7,785	12,209
Notes and other receivables	1,294	1,340
Inventory	852	755
Prepaid licenses and maintenance contracts	6,971	7,509
Assets held for sale	772	772
Prepaid assets and other current assets	1,994	1,967

Total Current Assets	20,173	28,612

Prepaid licenses and maintenance contracts, non-current	5,876	6,586
Property and equipment, net	1,442	1,392
Software development costs, net	1,946	1,281
Intangible assets, net	13,992	17,161
Goodwill	13,166	13,166
Other assets	425	517

Total Assets	$57,020	$68,715

The accompanying notes are an integral part of these financial statements.

SYSOREX GLOBAL

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except number of shares and par value data)

	September 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)
Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$10,170	$9,320
Accrued liabilities	1,786	2,992
Derivative liability	11	--
Deferred revenue	11,912	9,095
Short-term debt	4,600	9,417
Liabilities held for sale	2,037	2,026

Total Current Liabilities	30,516	32,850

Long Term Liabilities
Deferred revenue, non-current	6,764	7,666
Long-term debt	3,753	1,226
Other liabilities	341	542
Acquisition liability - LightMiner	567	3,475

Total Liabilities	41,941	45,759

Commitments and Contingencies

Stockholders' Equity

Convertible Series 1 Preferred Stock - $1,000.00 stated value; 5,000,000 shares authorized; 2,250 and 0 issued and outstanding at September 30, 2016 and December 31, 2015, respectively. Liquidation preference of $2,250,000 and $0 at September 30, 2016 and December 31, 2015, respectively.	1,340	--
Common stock - $0.001 par value; 50,000,000 shares authorized; 26,948,288 and 25,309,863 issued and 26,709,460 and 25,071,035 outstanding at September 30, 2016 and December 31, 2015, respectively	27	25
Additional paid-in capital	62,174	58,226
Treasury stock, at cost, 238,828 shares	(695)	(695)
Due from Sysorex Consulting Inc.	(666)	(666)
Accumulated other comprehensive income	65	31
Accumulated deficit (excluding $2,442 reclassified to additional paid in capital in quasi-reorganization)	(45,548)	(32,359)

Stockholders' Equity Attributable to Sysorex Global	16,697	24,562

Non- controlling Interest	(1,618)	(1,606)

Total Stockholders' Equity	15,079	22,956

Total Liabilities and Stockholders' Equity	$57,020	$68,715

The accompanying notes are an integral part of these financial statements.

SYSOREX GLOBAL

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Revenues
Products	$8,366	$10,706	$27,871	$34,637
Services	2,874	4,168	10,788	12,057
Total Revenues	11,240	14,874	38,659	46,694

Cost of Revenues
Products	6,873	8,601	22,363	27,601
Services	1,269	1,885	5,807	4,962
Total Cost of Revenues	8,142	10,486	28,170	32,563

Gross Profit	3,098	4,388	10,489	14,131

Operating Expenses
Research and development	587	207	1,711	620
Sales and marketing	1,876	2,693	6,713	8,231
General and administrative	3,699	3,542	11,116	9,768
Acquisition related costs	22	13	52	200
Amortization of intangibles	1,056	1,056	3,169	2,938

Total Operating Expenses	7,240	7,511	22,761	21,757

Loss from Operations	(4,142)	(3,123)	(12,272)	(7,626)

Other Income (Expense)
Interest expense	(639)	(120)	(1,037)	(340)
Other income	15	2	54	39
Change in fair value of derivative liability	41	--	41	--
Change in fair value of shares to be issued	5	69	13	157

Total Other Income (Expense)	(578)	(49)	(929)	(144)

Net Loss	(4,720)	(3,172)	(13,201)	(7,770)

Net Loss Attributable to Non-controlling Interest	(4)	(4)	(12)	(7)

Net Loss Attributable to Stockholders of Sysorex Global	$(4,716)	$(3,168)	$(13,189)	$(7,763)

Net Loss Per Share - Basic and Diluted	$(0.18)	$(0.16)	$(0.52)	$(0.39)

Weighted Average Shares Outstanding
Basic and Diluted	26,151,764	19,833,000	25,464,674	19,802,035

The accompanying notes are an integral part of these financial statements.

4

SYSOREX GLOBAL

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)

Net Loss	$(4,720)	$(3,172)	$(13,201)	$(7,770)

Unrealized foreign exchange gain/(loss) from cumulative translation adjustments	15	(17)	34	(22)

Comprehensive Loss	$(4,705)	$(3,189)	$(13,167)	$(7,792)

The accompanying notes are an integral part of these financial statements.

SYSOREX GLOBAL

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'  EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Unaudited)

(In thousands, except per share data)

	Series 1							Due from	Accumulated
	Convertible				Additional			Sysorex	Other		Non-	Total
	Preferred Stock		Common Stock		Paid-In	Treasury Stock		Consulting,	Comprehensive	Accumulated	Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Inc.	Income (Loss)	Deficit	Interest	Equity

Balance - January 1, 2016	--	$--	25,309,863	$25	$58,226	(238,828)	$(695)	$(666)	$31	$(32,359)	$(1,606)	$22,956

Series 1 redeemable convertible preferred stock issued	2,250	1,340	--	--	--	--	--	--	--	--	--	1,340
Common shares issued for services	--	--	95,000	--	47	--	--	--	--	--	--	47
Issuance of LightMiner Acquisition Shares	--	--	1,543,425	2	2,893	--	--	--	--	--	--	2,895
Stock options granted to employees for services	--	--	--	--	1,008	--	--	--	--	--	--	1,008
Cumulative translation adjustment	--	--	--	--	--	--	--	--	34	--	--	34
Net loss	--	--	--	--	--	--	--	--	--	(13,189)	(12)	(13,201)

Balance - September 30, 2016	2,250	$1,340	26,948,288	$27	$62,174	(238,828)	$(695)	$(666)	$65	$(45,548)	$(1,618)	15,079

The accompanying notes are an integral part of these financial statements.

SYSOREX GLOBAL

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2016	2015
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(13,201)	$(7,770)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	884	446
Amortization of intangible assets	3,169	2,938
Stock based compensation	1,055	885
Change in fair value of shares to be issued	(13)	(157)
Change in fair value of derivative liability	(41)	--
Amortization of deferred financing costs	--	23
Amortization of debt discount	196	--
Compensation expense, note receivable related party	--	90
Provision for doubtful accounts	455	32
Other	22	(13)

Changes in operating assets and liabilities:
Accounts receivable and other receivables	4,016	(1,098)
Inventory	(97)	42
Other current assets	(26)	(266)
Prepaid licenses and maintenance contracts	1,248	(255)
Other assets	(173)	67
Accounts payable	850	751
Accrued liabilities	(1,205)	143
Deferred revenue	1,915	339
Other liabilities	(190)	(88)
Total Adjustments	12,065	3,879

Net Cash Used in Operating Activities	(1,136)	(3,891)

Cash Flows Used in Investing Activities
Purchase of property and equipment	(461)	(254)
Cash paid for LightMiner	--	(19)
Investment in capitalized software	(1,160)	(618)

Net Cash Flows Used in Investing Activities	(1,621)	(891)

Cash Flows provided by Financing Activities
Advances (repayment) of line of credit	(4,150)	922
Advances from term loan	--	2,000
Repayment of term loan	(1,611)	(597)
Proceeds from debenture and convertible preferred stock	5,000	--
Advances to related party	(3)	--
Advances from related party	2	1
Net proceeds from issuance of common stock	--	4,685
Repayment of notes payable	(70)	(71)

Net Cash (Used In) Provided by Financing Activities	(832)	6,940

Effect of Foreign Exchange Rate on Changes on Cash	34	(22)

Net (Decrease) Increase in Cash and Cash Equivalents	(3,555)	2,136

Cash and Cash Equivalents - Beginning of period	4,060	3,228

Cash and Cash Equivalents - End of period	$505	$5,364

Supplemental Disclosure of cash flow information:
Cash paid for:
Interest	$837	$317
Income Taxes	--	--

Non Cash Investing and Financing Activities:
Debt discount of the fair value of the embedded conversion feature	$2,356	$--
Acquisition of LightMiner:
Assumption of assets other than cash (property and equipment)	--	$225
Assumption of assets - developed technology and export license	--	$3,479

The accompanying notes are an integral part of these financial statements.

SYSOREX GLOBAL

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

Liquidity

As of September 30, 2016, the Company has a working capital deficiency of approximately $10.3 million. For the nine months ended September 30, 2016, the Company incurred a net loss of approximately $13.2 million and utilized cash in operations of approximately $1.1 million.

On August 9, 2016, the Company entered into a Securities Purchase Agreement with Hillair Capital Investments L.P. pursuant to which it issued and sold (i) an 8% Original Issue Discount Senior Convertible Debenture in an aggregate principal amount of $5,700,000 due on August 9, 2018 and (ii) 2,250 shares of newly created Series 1 Convertible Preferred Stock, par value $0.001 per share (the “Preferred Stock”, together with the Debenture, the “Securities”), for an aggregate purchase price of $5,000,000 (the “Transaction”). The Company also has a Credit Facility for up to $10 million which we borrow against based on eligible assets with a maturity date of April 29, 2017 of which approximately $4.4 million is utilized. During the third quarter of 2016 the Company implemented a cost cutting program that would reduce operating expenses by approximately $1.8 million on an annual basis.

The Company’s capital resources as of September 30, 2016, increased bank facility, net proceeds from the September 25, 2015 offering and August 9, 2016 convertible debenture and preferred stock offering, higher margin business line expansion and recent contract awards, including prepayments anticipated to be received are expected to be sufficient to fund planned operations during the next twelve months from the date of filing this quarterly report. While the Company also has an effective registration statement on Form S-3 which will allow it to raise additional capital from the sale of its securities, subject to certain limitations for registrants with a market capitalization of less than $75 million, if additional financing is needed we anticipate such financing will come from an increase in our bank facility rather than through a sale of equity, however, our decision will be based on our capital requirements and the terms of the various types of financing that will be available to us when we need it.  The information in these condensed consolidated financial statements concerning the Company’s Form S-3 registration statement does not constitute an offer of any securities for sale. If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months, the Company may need to reduce costs and curtail certain aspects of its expansion activities or consider other means of obtaining additional financing, although there is no guarantee that any such additional financing would be available to the Company on an acceptable term, if at all.

Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the Company’s operations for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.  These interim condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and footnotes for the years ended December 31, 2015 and 2014 included in the Form 10-K filed with the Securities and Exchange Commission on March 30, 2016.

SYSOREX GLOBAL

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

Revenue Recognition

The Company provides IT solutions and services to customers and derives revenues primarily from the sale of third-party hardware and software products, software, assurance, licenses and other consulting services, including maintenance services and recognizes revenue once the following four criteria are met: (1) persuasive evidence of an arrangement exists, (2) the price is fixed and determinable, (3) shipment (software and hardware) or fulfillment (maintenance) has occurred, and (4) there is reasonable assurance of collection of the sales proceeds (the “Revenue Recognition Criteria”). In addition, the Company also records revenues in accordance with Accounting Standards Codification (“ASC”) Topic 605-45 “Principal Agent Consideration” (“ASC 605-45”). The Company evaluates the sales of products and services on a case by case basis to determine whether the transaction should be recorded gross or net, including, but not limited to, assessing whether or not the Company: 1) is the primary obligor in the transaction; 2) has inventory risk with respect to the products and/or services sold; 3) has latitude in pricing; and 4) changes the product or performs part of the services sold. The Company evaluates whether revenues received from the sale of hardware and software products, licenses, and services, including maintenance and professional consulting services, should be recognized on a gross or net basis on a transaction by transaction basis. As of September 30, 2016, the Company has determined that all revenues received should be recognized on a gross basis in accordance with applicable standards.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

Note 3 - Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

The Company also enters into sales transactions whereby customer orders contain multiple deliverables, and reports its multiple deliverable arrangements under ASC 605-25 “Revenue Arrangements with Multiple Deliverables” (“ASC-605-25”). These multiple deliverable arrangements primarily consist of the following deliverables: the Company’s design, configuration, installation, integration, warranty/maintenance and consulting services; and third-party computer hardware, software and warranty maintenance services. In situations where the Company bundles all or a portion of the separate elements, Vendor Specific Objective Evidence (“VSOE”) is determined based on prices when sold separately.  For the three months ended September 30, 2016 and 2015 revenues recognized as a result of customer contracts requiring the delivery of multiple elements was $3.7 million and $7.4 million, respectively.  For the nine months ended September 30, 2016 and 2015 revenues recognized as a result of customer contracts requiring the delivery of multiple elements was $15.4 million and $24.3 million, respectively.

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

Maintenance and Professional Services Revenue Recognition

With respect to sales of our maintenance, consulting and other service agreements including our digital advertising and electronic services, the Revenue Recognition Criteria is met once the service has been provided. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. The fixed rate includes direct labor, indirect expenses, and profits. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. Anticipated losses are recognized as soon as they become known. For the three and nine months ended September 30, 2016 and 2015, the Company did not incur any such losses. These amounts are based on known and estimated factors. Revenues from time and material or firm fixed price long-term and short-term contracts are derived principally with various United States Government agencies and commercial customers.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

The Company incurred stock-based compensation charges, net of estimated forfeitures of $344,000 and $391,000 for the three months ended September 30, 2016 and 2015, and $1,055,000 and $885,000 for the nine month period ended September 30, 2016 and 2015, respectively.  The following table summarizes the nature of such charges for the periods then ended (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Compensation and related benefits	$334	$293	$1,008	$605
Professional and legal fees	10	98	47	280
Totals	$344	$391	$1,055	$885

SYSOREX GLOBAL

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the nine months ended September 30, 2016 and 2015:

	For the Nine Months Ended September 30,
	2016	2015
Options	5,975,553	4,345,596
Warrants	561,262	511,262
Shares accrued but not issued	283,575	35,715
Convertible preferred stock	1,500,000	--
Convertible debenture	3,800,000	--
Totals	12,120,390	4,892,573

Preferred Stock

The Company applies the accounting standards for distinguishing liabilities from equity under U.S. GAAP when determining the classification and measurement of its convertible preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable preferred shares (including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, preferred shares are classified as permanent equity.

As of the issuance date, the carrying amount of the preferred stock was less than the redemption value. If the Company were to determine that redemption was probable, the carrying value would be increased by periodic accretions so that the carrying value would equal the redemption amount at the earliest redemption date. Such accretion would be recorded as a preferred stock dividend.

Derivative Liabilities

During the nine months ended September 30, 2016, the Company issued a convertible debenture that included reset provisions considered to be down-round protection. The Company determined that the conversion feature is a derivative instrument pursuant to FASB ASC 815 “Derivatives and Hedging.” The accounting treatment of derivative financial instruments requires that the Company bifurcate the conversion feature and record it as a liability at the fair value and mark-to-market the instrument at fair value as of each balance sheet date. Any change in fair value is recorded as a change in the fair value of derivative liabilities for each reporting period. The fair value of the conversion feature was determined using the Binomial Lattice model. The Company reassesses the classification at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 - Revenue Recognition and most industry-specific guidance throughout the ASC. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. To allow entities additional time to implement systems, gather data and resolve implementation questions, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, in August 2015, to defer the effective date of ASU No. 2014-09 for one year, which is fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its financial statements or disclosures. In addition, the FASB issued ASU 2016-08 in March 2016, to help provide interpretive clarifications on the new guidance in ASC Topic 606. The Company is currently evaluating the accounting, transition, and disclosure requirements of the standard to determine the impact, if any, on its financial statements or disclosures.

SYSOREX GLOBAL

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

Note 3 - Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers - Principal versus Agent Considerations.” This update provides clarifying guidance regarding the application of ASU No. 2014-09 - Revenue From Contracts with Customers when another party, along with the reporting entity, is involved in providing a good or a service to a customer. In these circumstances, an entity is required to determine whether the nature of its promise is to provide that good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The amendments in the Update clarify the implementation guidance on principal versus agent considerations. The update is effective, along with ASU 2014-09, for annual and interim periods beginning after December 15, 2017. The adoption of ASU 2016-08 is not expected to have a material impact on its financial statements or disclosures.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718)” (“ASU 2016-09”). ASU 2016-09 requires an entity to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating ASU 2016-09 and its impact on its financial statements or disclosures.

On May 9, 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2016-12”). ASU 2016-12 provides clarifying guidance in a few narrow areas and adds some practical expedients to the guidance. The effective date and transition requirements for this ASU are the same as the effective date and transition requirements for ASU 2014-09. The Company is evaluating the effect of ASU 2014-09, if any, on its financial statements or disclosures.

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

Note 4 – Related Party

Due from Related Parties

Non-interest bearing amounts due on demand from a related party was $666,000 as of September 30, 2016 and December 31, 2015, and consists primarily of amounts due from Sysorex Consulting, Inc. As Sysorex Consulting, Inc. is a direct shareholder of and an investor in the Company, the amounts due from Sysorex Consulting, Inc. as of September 30, 2016 and December 31, 2015 have been classified in and as a reduction of stockholders' equity.

Consulting Services Ordering Agreement Amendment

On March 25, 2016, the Company entered into an Amendment No. 3 to its Consulting Services Ordering Agreement with Mr. A Salam Qureishi, who served as Chairman of the Board and a Director of the Company (the “Consultant”) until September 30, 2016, effective March 16, 2016 (the “Amended Agreement”), pursuant to which the Company agreed to pay the Consultant a fee of $20,000 per month for all consulting services performed during the term of the agreement. In addition, the Amended Agreement provided for an extension of the original term for an additional nine months from March 31, 2016 to December 31, 2016. For the three and nine months ended September 30, 2016 and 2015 the Company recorded a charge of $90,000 and $210,000, and $90,000 and $270,000, respectively.

SYSOREX GLOBAL

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

Note 5 - Notes and Other Receivables

Notes and other receivables at September 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Notes receivable	$900	$900
Other receivables	394	440
Total Notes and Other Receivables	$1,294	$1,340

Note Receivable

On July 17, 2014, the Company loaned $900,000 to a third party pursuant to the terms of a promissory note. The promissory note’s extended due date is December 31, 2016. The promissory note accrues interest at a rate of 8% per annum. The Company and the third party are negotiating an extension of the note.

Other Receivables

Other receivables primarily consist of receivables for cooperative reimbursements from vendors; marketing development funds from vendors; interest receivables; and revenue earned under contracts in advance of billings.

Note 6 – Inventory

Inventory at September 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$142	$153
Work in process	25	64
Finished goods	685	538
Total Inventory	$852	$755

SYSOREX GLOBAL

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

The major categories of discontinued assets and liabilities in the consolidated balance sheets at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Assets
Accounts receivable, net	1	1
Notes and other receivables	8	8
Other assets	763	763
Total Current Assets	772	772

Other assets	--	--
Total Assets	$772	$772

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$178	$178
Accrued liabilities	900	888
Deferred revenue	236	236
Due to related party	1	2
Short-term debt	722	722
Total Current Liabilities	2,037	2,026

Long Term Liabilities	--	--

Total Liabilities	$2,037	$2,026

The Company has entered into surety bonds with a financial institution in Saudi Arabia which guaranteed performance on certain contracts.  Deposits for surety bonds amounted to $749,000 as of September 30, 2016 and December 31, 2015. These bonds will be released once the related contract is closed out which is expected to occur during the year ended December 31, 2016. Deposits are included on the condensed consolidated balance sheets in assets held for sale.

The Company did not recognize any depreciation or amortization expense related to discontinued operations during the nine months ended September 30, 2016 or 2015.  There were no significant capital expenditures or non-cash operating or investing activities of discontinued operations during the periods presented. The operations of Sysorex Arabia were insignificant for the three and nine months ended September 30, 2016 and 2015.

SYSOREX GLOBAL

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

Note 8 - Deferred Revenue

Deferred revenue as of September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
Deferred Revenue, Current
Maintenance agreements	$8,192	$9,025
Service agreements	3,720	70
Total Deferred Revenue, Current	11,912	9,095

Deferred Revenue, Non-Current
Maintenance agreements	6,764	7,666

Total Deferred Revenue	$18,676	$16,761

The fair value of the deferred revenue approximates the services to be rendered.

Note 9 - Debt

Debt as of September 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Short-Term Debt
Notes payable	$170	$170
Revolving line of credit	4,430	8,580
Term loan	--	667
Total Short-Term Debt	$4,600	$9,417

Long-Term Debt
Notes payable	$212	$282
Term loan, non-current portion	--	944
Senior secured convertible debenture, less debt discount of $2,159	3,541	--
Total Long-Term Debt	$3,753	$1,226

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

Western Alliance Amendment

On March 25, 2016, Sysorex Global, together with Sysorex USA and Sysorex Government Services, Inc. (collectively, the “Borrowers”) entered into an amendment and waiver (the “Amendment”) to the BFA with Western Alliance (the “Lender”), pursuant to which the Lender waived any non-compliance by the Borrowers with respect to the minimum adjusted EBITDA requirements as of December 31, 2015. In addition, the Lender and the Borrowers agreed that the adjusted EBITDA for the six months ended March 31, 2016 would not be less than $(2,200,000) and on or before April 30, 2016, the Borrowers and Lender must agree to additional financial covenants for the fiscal quarters ended June 30, 2016, September 30, 2016 and December 31, 2016.  The lender has agreed to extend the April 30, 2016 deadline and the parties are currently negotiating the additional financial covenants with the exception of the changes the parties have agreed upon in the Amendments No. 6 and No. 7 (as described below).

SYSOREX GLOBAL

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

Western Alliance Financing Agreement Amendment No. 7

On August 5, 2016, the Company, together with Sysorex USA and Sysorex Government Services, Inc. (collectively, the “Borrowers”) entered into Amendment No. 7 to Business Financing Agreement with Western Alliance Bank, as successor in interest to Bridge Bank National Association (the “Lender”). Pursuant to the 7th Amendment the Lender agreed to (among other things), (1) waive any non-compliance by the Borrowers with respect to any defaults and consented to the Transaction and (2) the Borrowers agreed to pay the outstanding principal amount of the Term Advance upon the earlier of the closing of the Transaction and August 10, 2016. In addition, the Company agreed to pay a fee of $200,000 in lieu of issuing an additional warrant to the Lender and agreed to negotiate in good faith to further amend the Agreement to provide for certain financial covenants for periods after August 31, 2016.

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

The debenture is due on August 9, 2018 and interest is payable quarterly on February 9, May 9, August 9 and November 9, commencing on May 9, 2017, as well as the dates on which principal payments are made, as described in the agreement in cash, or upon notice to the holder and compliance with certain equity conditions as set forth in the agreement in shares of the Company’s common stock. The debenture is convertible any time at the option of the holder at a conversion price of $1.50 per share, subject to adjustments provided in the agreement. Subject to certain equity conditions, the Company has the option to redeem the debenture before its maturity by payment in cash of 120% or 110% (depending on the timing of the redemption) of the then outstanding principal amount plus accrued interest and other charges. The Company is required to redeem 25% of the initial principal amount of the debenture plus accrued unpaid interest and other charges in November 2017, February 2018, May 2018, and August 2018.

The debenture is convertible into common stock at any time by the shareholder at $1.50 per share. In addition under the terms of the agreement if, at any time following the six month anniversary of the original issue date or, in the event the Company sells or grants any option to purchase or sells or grants any right to reprice, or otherwise disposes of or issues any shares of common stock or common stock equivalents at an effective price per share that is lower than the conversion price then the conversion price is reduced to equal the lower price. The conversion price will have a floor $0.47 per share.

The Company evaluated the embedded conversion feature within the debenture in accordance with FASB ASC 815 “Derivatives and Hedging.” The conversion price was deemed to have a reset provision with down round protection and was recorded as a derivative liability. The Company calculated the fair value of $51,000 for the embedded conversion feature using the Binomial Lattice Model which was recorded as a discount to the debenture using the residual method. The debt discount is charged to interest expense ratably over the term of the note and the derivative liability will be marked to market through earnings at the end of each reporting period.

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

Note 10 - Common Stock

During the nine months ended September 30, 2016, the Company issued 95,000 shares of common stock for services which were fully vested upon the date of issuance. The Company recorded an expense of $47,000 for the fair value of those shares.

SYSOREX GLOBAL

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

Note 10 - Common Stock (continued)

During the nine months ended September 30, 2016, the Company issued an aggregate of 1,543,425 shares of common stock to LMS Holding Corp., Chris Baskett and Matthew and Hannah Granade issued in accordance with the terms of that certain Asset Purchase Agreement, dated April 24, 2015 by and among the Company, LightMiner and Chris Baskett. 283,575 shares owed under the Lightminer acquisition remain in escrow as of September 30, 2016. The Company had recorded the $3,781,000 value of the shares as part of the purchase price of the assets during the quarter ended June 30, 2015.

Note 11 - Convertible Series 1 Preferred Stock

On August 9, 2016, the Company entered into a Securities Purchase Agreement pursuant to which it issued and sold (i) an 8% Original Issue Discount Senior Convertible Debenture in an aggregate principal amount of $5,700,000 and (See Note 9) (ii) 2,250 shares of newly created Series 1 Convertible Preferred Stock for an aggregate purchase price of $5,000,000.

The Series 1 Convertible Preferred Stock authorized has a stated price of $1,000 per share, par value of $0.001 and the Company is authorized to issue 5,000,0000 shares. The Series 1 Convertible Preferred Stock is not cumulative, has no redemption features outside the control of the Company and has a liquidation preference of $2,250,000 and is subject to certain typical anti-dilution provisions, such as stock dividend or stock splits.

The Series 1 Convertible Preferred Stock is convertible at any time by the shareholder at $1.50 per share. In addition under the terms of the agreement if, at any time following the six month anniversary of the original issue date or, in the event the Company sells or grants any option to purchase or sells or grants any right to reprice, or otherwise disposes of or issues any shares of common stock or common stock equivalents at an effective price per share that is lower than the conversion price, then the conversion price is reduced to equal the lower price . The conversion price will have a floor $0.47 per share. The holders of the Company’s Series 1 Convertible Preferred Stock have no voting rights. Because the conversion option associated with the Series 1 Convertible Preferred Stock is clearly and closely related to the host instrument, the conversion option does not require bifurcation and classification as a derivative liability.

Note 12 - Stock Options

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

During the three months ended September 30, 2016, the Company granted options for the purchase of 347,500 shares of common stock to employees of the Company. These options vest pro-rata over 48 months and have a life of ten years and an exercise price of $0.47 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the award was $81,000. The fair value of the common stock as of the grant date was determined to be $0.47 per share.

As of September 30, 2016, the fair value of non-vested options totaled $2,639,000 which will be amortized to expense over the weighted average remaining term of 1.45 years.

The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option-pricing model.  Key weighted-average assumptions used to apply this pricing model during the three months ended September 30, 2016 and 2015 were as follows:

	September 30, 2016	September 30, 2015
Risk-free interest rate	1.41%	1.93-2.02%
Expected life of option grants	7 years	7 years
Expected volatility of underlying stock	47.47%	51.4%
Dividends Assumption	$--	$--

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

SYSOREX GLOBAL

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

Note 13 – Fair Value

The Company measures the fair value of financial assets and liabilities based on the guidance of ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices available in active markets for identical assets or liabilities trading in active markets.

Level 2 - Observable inputs other than quoted prices included in Level 1, such as quotable prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar valuation techniques that use significant unobservable inputs.

Financial instruments, including accounts receivable, accounts payable, accrued liabilities, short term advances and deferred revenues are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments. The Company’s other financial instruments include notes payable, the carrying value of which approximates fair value, as the notes bear terms and conditions comparable to market for obligations with similar terms and maturities, as well as warrant liabilities that are accounted for at fair value on a recurring basis as of September 30, 2016, by level within the fair value hierarchy (in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Embedded Conversion Feature	$0	$0	$11	$11

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value during the nine months ended September 30, 2016 (in thousands):

Embedded Conversion Feature

Balance at January 1, 2016	$0
Included in Debt Discount	52
Change in fair value of derivative	(41)
Balance at September 30, 2016	$11

SYSOREX GLOBAL

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

The Company maintains cash deposits with financial institutions, which, from time to time, may exceed federally insured limits. Cash is also maintained at foreign financial institutions for its Canadian subsidiary and its majority-owned Saudi Arabia subsidiary. Cash in foreign financial institutions as of September 30, 2016 and December 31, 2015 was immaterial. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash.

The following table sets forth the percentages of revenue derived by the Company from those customers which accounted for at least 10% of revenues during the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	$	%	$	%
Customer A	10,180	26%	12,047	26%
Customer B	--	--	5,641	12%

The following table sets forth the percentages of revenue derived by the Company from those customers which accounted for at least 10% of revenues during the three months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
	$	%	$	%
Customer A	1,463	13%	3,037	20%
Customer B	--	--	1,510	10%
Customer F	1,857	17%	--	--

As of September 30, 2016, Customer C represented approximately 51% of total accounts receivable. As of September 30, 2015, Customer A represented approximately 11%, and Customer E represented approximately 11% of total accounts receivable.

As of September 30, 2016, one vendor represented approximately 56% of total gross accounts payable. Purchases from this vendor during the three months ended September 30, 2016 were $3.7 million. Purchases from this vendor during the nine months ended September 30, 2016 were $13.5 million.  As of September 30, 2015, one vendor represented approximately 54% of total gross accounts payable. Purchases from this vendor during the three months ended September 30, 2015 were $5.0 million. Purchases from this vendor during the nine months ended September 30, 2015 were $17.7 million.

SYSOREX GLOBAL

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

SYSOREX GLOBAL

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

Note 15 - Segment Reporting and Foreign Operations (continued)

The following tables present key financial information of the Company's reportable segments before unallocated corporate expenses (in thousands):

	Mobile, IoT & Big Data Products	Storage and Computing	SaaS Revenues	Professional Services	Consolidated

Three Months Ended September 30, 2016:

Net revenues	$542	$7,865	$826	$2,007	$11,240
Cost of net revenues	$(249)	$(6,625)	$(239)	$(1,029)	$(8,142)
Gross profit	$293	$1,240	$587	$978	$3,098
Gross margin %	54%	16%	71%	49%	28%
Depreciation and amortization	$122	$206	$6	$--	334
Amortization of intangibles	$728	$192	$136	$--	$1,056

Three Months Ended September 30, 2015:

Net revenues	$487	$10,321	$871	$3,195	$14,874
Cost of net revenues	$(183)	$(8,432)	$(192)	$(1,679)	$(10,486)
Gross profit	$304	$1,889	$679	$1,516	$4,388
Gross margin %	62%	18%	78%	47%	30%
Depreciation and amortization	$47	$36	$64	$1	$148
Amortization of intangibles	$728	$192	$136	$--	$1,056

Nine Months Ended September 30, 2016:

Net revenues	$1,228	$26,692	$2,446	$8,293	$38,659
Cost of net revenues	$(416)	$(21,947)	$(649)	$(5,158)	$(28,170)
Gross profit	$812	$4,745	$1,797	$3,135	$10,489
Gross margin %	66%	18%	73%	38%	27%
Depreciation and amortization	$290	$574	$19	$1	$884
Amortization of intangibles	$2,185	$576	$408	$--	$3,169

Nine Months Ended September 30, 2015:

Net revenues	$862	$33,970	$2,831	$9,031	$46,694
Cost of net revenues	$(377)	$(27,261)	$(620)	$(4,305)	$(32,563)
Gross profit	$485	$6,709	$2,211	$4,726	$14,131
Gross margin %	56%	20%	78%	52%	30%
Depreciation and amortization	$102	$98	$70	$2	$272
Amortization of intangibles	$1,954	$576	$408	$--	$2,938

SYSOREX GLOBAL

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

Note 15 - Segment Reporting and Foreign Operations (continued)

Reconciliation of reportable segments’ combined income from operations to the consolidated loss before income taxes is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Income from operations of reportable segments	$3,098	$4,388	$10,489	$14,131
Unallocated operating expenses	(7,240)	(7,511)	(22,761)	(21,757)
Interest expense	(639)	(120)	(1,037)	(340)
Other income (expense)	61	71	108	196
Consolidated loss before income taxes	$(4,720)	$(3,172)	$(13,201)	$(7,770)

The Company’s operations are located primarily in the United States, Canada and Saudi Arabia. Revenues by geographic area are attributed by country of domicile of our subsidiaries. The financial data by geographic area are as follows (in thousands):

	United		Saudi
	States	Canada	Arabia	Eliminations	Total
Three Months Ended September 30, 2016:
Revenues by geographic area	$11,231	$9	$--	$--	$11,240
Operating loss by geographic area	$(3,622)	$(511)	$(9)	$--	$(4,142)
Net loss by geographic area	$(4,200)	$(511)	$(9)	$--	$(4,720)

Three Months Ended September 30, 2015:
Revenues by geographic area	$14,862	$12	$--	$--	$14,874
Operating loss by geographic area	$(2,835)	$(280)	$(8)	$--	$(3,123)
Net loss by geographic area	$(2,884)	$(280)	$(8)	$--	$(3,172)

Nine Months Ended September 30, 2016:
Revenues by geographic area	$38,605	$54	$--	$--	$38,659
Operating loss by geographic area	$(10,903)	$(1,344)	$(25)	$--	$(12,272)
Net loss by geographic area	$(11,832)	$(1,344)	$(25)	$--	$(13,201)

Nine Months Ended September 30, 2015:
Revenues by geographic area	$46,664	$30	$--	$--	$46,694
Operating loss by geographic area	$(6,830)	$(772)	$(24)	$--	$(7,626)
Net loss by geographic area	$(6,984)	$(772)	$(14)	$--	$(7,770)

As of September 30, 2016:
Identifiable assets by geographic area	$55,761	$487	$772	$--	$57,020
Long lived assets by geographic area	$30,220	$325	$--	$--	$30,545

As of December 31, 2015:
Identifiable assets by geographic area	$67,538	$405	$772	$--	$68,715
Long lived assets by geographic area	$32,759	$241	$--	$--	$33,000

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

SYSOREX GLOBAL

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

Note 16 - Commitments and Contingencies (continued)

Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

During the year ended December 31, 2011, a judgment in the amount of $936,000 was levied against Sysorex Arabia LLC in favor of Creative Edge, Inc. in connection with amounts advanced for operations.  Of that amount, $214,000 has been repaid, $515,000 will be repaid through a surety bond and the remaining $207,000 has been accrued and is included as a component of liabilities held for sale as of September 30, 2016 and December 31, 2015 in the condensed consolidated balance sheets.

Note 17 – Subsequent Events

Integrio Technologies Asset Acquisition

Asset Purchase Agreement

On November 14, 2016, the Company and its wholly-owned subsidiary, Sysorex Government Services, Inc. entered into an Asset Purchase Agreement with Integrio Technologies, LLC, a Delaware limited liability company (“Integrio”) and Emtec Federal, LLC, a Delaware limited liability company and wholly-owned subsidiary of Integrio, which are in the business of providing IT integration and engineering services to customers, primarily government agencies. The consideration to be paid for the Assets will include an aggregate of (A) $1,800,000 in cash, of which $1,400,000 minus the Seller’s Cash On Hand (as defined in the Purchase Agreement) and certain amounts payable to creditors of the Seller shall be paid upon the closing of the Acquisition (the “Closing”) and $400,000 shall be paid in two (2) annual installments of $200,000 each on the respective anniversary dates of the Closing, subject to certain set offs and recoupment by Buyer; (B) 530,000 unregistered restricted shares of the Company’s voting common stock valued at $1.50 per share; (C) the aggregate amount of certain specified assumed liabilities; and (D) up to an aggregate of $1,200,000 in earnout payments, of which up to $400,000 shall be payable to the Seller per year for the three years following the Closing.

GemCap Lending Loan and Security Agreement

The Company and its wholly-owned subsidiaries, Sysorex USA and Sysorex Government Services, Inc. (jointly and severally, the “Borrower”), entered into a Loan and Security Agreement (the “Loan Agreement”) with GemCap Lending I, LLC, a Delaware limited liability company (the “Lender”) dated as of November 14, 2016.

Under the terms of the Loan Agreement, and subject to the satisfaction of certain conditions to funding, the Lender has agreed to make revolving credit loans to the Borrower in an aggregate principal amount which does not exceed 85% of Eligible Accounts (as defined in the Purchase Agreement) at any one time outstanding, net of all taxes, discounts, allowances and credits given or claimed, provided that in no event can the aggregate amount of the revolving credit loans outstanding at any time exceed $10 million (subject to certain conditions). All amounts due under the Loan Agreement upon funding will be secured by the assets of the Company.

Borrowings pursuant to the Loan Agreement will bear interest at an annual rate equal to the greater of (a) 9.5% and (b) the sum of (i) the “Prime Rate” as reported in the “Money Rates” column of The Wall Street Journal, adjusted as and when such Prime Rate changes, plus (ii) 6%. The interest rate on borrowings is subject to increase by 4% if an event of default has occurred and is continuing.

In connection with the Loan and Security Agreement, the Borrower will pay to the Lender a $100,000 closing fee. The Lender will also receive (a) an annual line fee equal to $100,000; (b) an unused line fee equal to 0.5% of the daily average unused portion of the maximum amount of Availability (as defined in the Loan Agreement), calculated on an annualized basis, due and payable monthly; (c) a loan administration and monitoring fee equal to 0.5% of the daily average used portion of Availability calculated on a monthly basis, due and payable monthly; and (d) certain other audit and wire fees. The closing of the transactions contemplated by the Loan Agreement are subject to the satisfaction of certain closing conditions.

 Upon closing, the Loan and Security Agreement will provide the Borrower with a revolving line of credit, the proceeds of which are to be used to repay in full the existing indebtedness owed to Western Alliance Bank, as successor in interest to Bridge Bank, N.A.; pay certain expenses related to obtaining the revolving line of credit and for general working capital purposes.

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

Revenues from our storage and computing segment are primarily driven by purchase orders that are received on a monthly basis. During the nine months ended September 30, 2016 approximately 34% of such revenues are based on recurring contracts that range from one to five years for warranty and maintenance support. For these contracts, the customer is invoiced one time and pays Sysorex upfront for the full term of the warranty and maintenance contract. Revenue from these contracts is determinable ratably over the contract period with the unearned revenue recorded as deferred revenue and amortized over the contract period.

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

Integrio Technologies Asset Acquisition

On November 14, 2016 (the “Execution Date”), Sysorex Global (the “Company”) and Sysorex Government Services, Inc., a wholly-owned subsidiary of the Company (the “Buyer”, and together with the Company, the “Buyer Parties”) entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Integrio Technologies, LLC, a Delaware limited liability company (“Seller”) and Emtec Federal, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Seller (“Seller Sub” and together with Seller, “Seller Parties”), which are in the business of providing IT integration and engineering services to customers, primarily government agencies. Pursuant to the Purchase Agreement, the Buyer intends to acquire substantially all, with the exception of certain excluded assets described in the Purchase Agreement, of the business and assets of the Seller Parties (the “Assets”), and will assume certain specified liabilities, (the “Assumed Liabilities”) (the “Acquisition”).

The consideration to be paid for the Assets will include an aggregate of (A) $1,800,000 in cash, of which $1,400,000 minus the Seller’s Cash On Hand (as defined in the Purchase Agreement) and certain amounts payable to creditors of the Seller shall be paid upon the closing of the Acquisition (the “Closing”) and $400,000 shall be paid in two (2) annual installments of $200,000 each on the respective anniversary dates of the Closing, subject to certain set offs and recoupment by Buyer; (B) 530,000 unregistered restricted shares of the Company’s voting common stock valued at $1.50 per share; (C) the aggregate amount of certain specified assumed liabilities; and (D) up to an aggregate of $1,200,000 in earnout payments, of which up to $400,000 shall be payable to the Seller per year for the three years following the Closing.

The Closing of the Acquisition is subject to the satisfaction of certain customary closing conditions.

The foregoing is only a summary of the Purchase Agreement which is qualified in its entirety by the full text of the Purchase Agreement which will be filed with the Securities and Exchange Commission within four business days of the execution date.

On November 14, 2016 the Company issued a press release relating to the execution of the Purchase Agreement.

GemCap Lending Loan Agreement

The Company and its wholly-owned subsidiaries, Sysorex USA and Sysorex Government Services, Inc. (jointly and severally, the “Borrower”), entered into a Loan and Security Agreement (the “Loan Agreement”) with GemCap Lending I, LLC, a Delaware limited liability company (the “Lender”) dated as of November 14, 2016.

Under the terms of the Loan Agreement, and subject to the satisfaction of certain conditions to funding, the Lender has agreed to make revolving credit loans to the Borrower in an aggregate principal amount which does not exceed 85% of Eligible Accounts (as defined in the Purchase Agreement) at any one time outstanding, net of all taxes, discounts, allowances and credits given or claimed, provided that in no event can the aggregate amount of the revolving credit loans outstanding at any time exceed $10 million (subject to certain conditions). All amounts due under the Loan Agreement upon funding will be secured by the assets of the Company.

Borrowings pursuant to the Loan Agreement will bear interest at an annual rate equal to the greater of (a) 9.5% and (b) the sum of (i) the “Prime Rate” as reported in the “Money Rates” column of The Wall Street Journal, adjusted as and when such Prime Rate changes, plus (ii) 6%. The interest rate on borrowings is subject to increase by 4% if an event of default has occurred and is continuing.

In connection with the Loan and Security Agreement, the Borrower will pay to the Lender a $100,000 closing fee. The Lender will also receive (a) an annual line fee equal to $100,000; (b) an unused line fee equal to 0.5% of the daily average unused portion of the maximum amount of Availability (as defined in the Loan Agreement), calculated on an annualized basis, due and payable monthly; (c) a loan administration and monitoring fee equal to 0.5% of the daily average used portion of Availability calculated on a monthly basis, due and payable monthly; and (d) certain other audit and wire fees. The closing of the transactions contemplated by the Loan Agreement are subject to the satisfaction of certain closing conditions.

 Upon closing, the Loan and Security Agreement will provide the Borrower with a revolving line of credit, the proceeds of which are to be used to repay in full the existing indebtedness owed to Western Alliance Bank, as successor in interest to Bridge Bank, N.A; pay certain expenses related to obtaining the revolving line of credit and for general working capital purposes.

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

When assessing the recoverability of our long-lived assets, which include property and equipment and finite-lived intangible assets, we make assumptions regarding estimated future cash flows and other factors. Some of these assumptions involve a high degree of judgment and also bear a significant impact on the assessment conclusions. Included among these assumptions are estimating undiscounted future cash flows, including the projection of comparable sales, operating expenses, capital requirements for maintaining property and equipment and residual value of asset groups. We formulate estimates from historical experience and assumptions of future performance, based on business plans and forecasts, recent economic and business trends, and competitive conditions. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge. Based on our evaluation we did not record a charge for impairment for the nine months ended September 30, 2016 and 2015.

We evaluate the remaining useful lives of long-lived assets and identifiable intangible assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. Such events or circumstances may include (but are not limited to): the effects of obsolescence, demand, competition, and/or other economic factors including the stability of the industry in which we operate, known technological advances, legislative actions, or changes in the regulatory environment. If the estimated remaining useful lives change, the remaining carrying amount of the long-lived assets and identifiable intangible assets would be amortized prospectively over that revised remaining useful life. We have determined that there were no events or circumstances during the nine months ended September 30, 2016 or 2015, which would indicate a revision to the remaining amortization period related to any of our long-lived assets. Accordingly, we believe that the current estimated useful lives of long-lived assets reflect the period over which they are expected to contribute to future cash flows and are therefore deemed appropriate.

Goodwill and Indefinite-lived Assets

We have recorded goodwill and other indefinite-lived assets in connection with our acquisitions of Lilien, Shoom, AirPatrol and LightMiner. Goodwill, which represents the excess of acquisition cost over the fair value of the net tangible and intangible assets of the acquired company, is not amortized. Indefinite-lived intangible assets are stated at fair value as of the date acquired in a business combination. Our goodwill balance and other assets with indefinite lives are evaluated for potential impairment during the fourth quarter of each year and in certain other circumstances. The evaluation of impairment involves comparing the current fair value of the business to the recorded value, including goodwill. To determine the fair value of the business, we utilize both the “income approach”, which is based on estimates of future net cash flows and the “market approach”, which observes transactional evidence involving similar businesses. There was no goodwill impairment for the nine months ended September 30, 2016 or 2015.

Deferred Income Taxes

In accordance with ASC 740 “Income Taxes” (“ASC 740”), management routinely evaluates the likelihood of the realization of its income tax benefits and the recognition of its deferred tax assets. In evaluating the need for any valuation allowance, management will assess whether it is more likely than not that some portion, or all, of the deferred tax asset may not be realized. Ultimately, the realization of deferred tax assets is dependent upon the generation of future taxable income during those periods in which temporary differences become deductible and/or tax credits and tax loss carry-forwards can be utilized. In performing its analyses, management considers both positive and negative evidence including historical financial performance, previous earnings patterns, future earnings forecasts, tax planning strategies, economic and business trends and the potential realization of net operating loss carry-forwards within a reasonable timeframe. To this end, management considered (i) that we have had historical losses in the prior years and cannot anticipate generating a sufficient level of future profits in order to realize the benefits of our deferred tax asset; (ii) tax planning strategies; and (iii) the adequacy of future income as of and for the nine months ended September 30, 2016, based upon certain economic conditions and historical losses through September 30, 2016. After consideration of these factors, management deemed it appropriate to establish a full valuation allowance.

A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax filings that do not meet these recognition and measurement standards. For the nine months ended September 30, 2016 and 2015, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the nine months ended September 30, 2016 and 2015.

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

As of September 30, 2016 and December 31, 2015, allowance for credit losses included a general allowance of $697,000 and $285,000, respectively, due to the aging of the items greater than 120 days outstanding and other potential non-collections.

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

The principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Risk-free interest rate	1.41%	1.93-2.02%	1.35-1.47%	1.87-2.02%
Expected life of option grants	7 years	7 years	7 years	7 years
Expected volatility of underlying stock	47.47%	51.4%	47.47-49.02%	39.4-51.4%
Dividends	$0	$0	$0	$0

The Company incurred stock-based compensation charges, net of estimated forfeitures of $344,000 and $391,000 for the three months ended September 30, 2016 and 2015, and $1,055,000 and $885,000 for the nine month period ended September 30, 2016 and 2015, respectively.

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

Results of Operations

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

The following table sets forth selected unaudited consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	Three Months ended
	September 30, 2016		September 30, 2015
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	% Change

Product Revenues	$8,366	74%	$10,706	72%	(22%)
Services Revenues	$2,874	26%	$4,168	28%	(31%)
Cost of net revenues - Products	$6,873	61%	$8,601	58%	(20%)
Cost of net revenues - Services	$1,269	11%	$1,885	13%	(33%)
Gross profit	$3,098	28%	$4,388	30%	(29%)
Operating expenses	$7,240	64%	$7,511	50%	(4%)
Loss from operations	$(4,142)	(37%)	$(3,123)	(21%)	33%
Net loss	$(4,720)	(42%)	$(3,172)	(21%)	49%
Net loss attributable to common stockholders	$(4,716)	(42%)	$(3,168)	(21%)	49%

Net Revenues

Net revenues for the three months ended September 30, 2016 were $11.2 million compared to $14.9 million for the comparable period in the prior year. The decrease in revenues of $3.7 million are primarily attributable to the Storage and Computing segment. Although we expect storage and computing to grow nominally on an annual basis, during the quarter ended September 30, 2016 we did see a contraction. This contraction is an industry trend as companies are shifting to the cloud and tech refreshes are occurring less frequently. This is impacting revenues as well as narrowing margins. Our strategy to counter this trend is to expand the segment into the government vertical and offset the contraction we are experiencing on the commercial side. This is why Sysorex has pursued the large government IDIQ contracts (e.g, SEWP, CIO-CS, etc.) and are focusing our sales effort to grow revenue on these contracts. For the three months ended September 30, 2016, Mobile, IoT & Big Data Products revenue was $542,000 compared to $487,000 for the prior year period. Storage and Computing revenue was $7.9 million for the three months ended September 30, 2016, and $10.3 million for the prior year period. SaaS Revenues was $826,000 during the three months ended September 30, 2016 and $871,000 during the prior year period. Professional Services Revenue was $2.0 million during the three months ended September 30, 2016 and $3.2 million during the prior year period.

Cost of Net Revenues

Cost of net revenues for the three months ended September 30, 2016 was $8.1 million compared to $10.5 million for the prior year period. The decrease in cost of revenues of $2.4 million is primarily attributable to the decrease in the related sales of the Storage and Computing segment. Mobile, IoT & Big Data Products cost of net revenues was $249,000 for the three months ended September 30, 2016 as compared to $183,000 for the prior period. Storage and Computing cost of net revenues was $6.6 million for the three months ended September 30, 2016, and $8.4 million for the prior year period. SaaS Revenues cost of net revenues was $239,000 during the three months ended September 30, 2016 and $192,000 during the prior year period. Professional Services cost of net revenues was $1.0 million during the three months ended September 30, 2016 and $1.7 million during the prior year period.

The gross profit margin for the three months ended September 30, 2016 was 28% compared to 30% during the three months ended September 30, 2015. The decrease in gross margin was primarily attributable to lower gross margin for the Storage and Computing segment during the quarter ended September 30, 2016. Mobile, IoT & Big Data Products gross margins for the three months ended September 30, 2016 and 2015 were 54% and 62%, respectively. Gross margins for the Storage and Computing segment for the three months ended September 30, 2016 and 2015 were 16% and 18%, respectively. Gross margins for SaaS Revenues for the three months ended September 30, 2016 and 2015 were 71% and 78%, respectively. Gross margins for Professional Services revenues for the three months ended September 30, 2016 and 2015 were 49% and 47%, respectively.

Operating Expenses

Operating expenses for the three months ended September 30, 2016 were $7.2 million compared to $7.5 million for the prior year period. This decrease in operating expenses of $300,000 is primarily attributable to lower sales costs.

Loss from Operations

Loss from operations for the three months ended September 30, 2016 was $4.1 million compared to $3.1 for the prior year period. This increase in loss of $1.0 million was primarily attributable to lower revenue during the quarter and therefore lower gross profit to offset the operating expenses.

Other Income/Expense

Net other income/expense for the three months ended September 30, 2016 and 2015 were ($578,000) and ($49,000), respectively. This increase of $529,000 was primarily attributable to $196,000 of amortization of the debt discount of the debenture and increased interest on the bank facilities.

Provision for Income Taxes

There was no provision for income taxes for the three months ended September 30, 2016 and 2015. Deferred tax assets resulting from such losses are fully reserved as of September 30, 2016 and 2015 since, at present, we have no history of taxable income and it is more likely than not that such assets will not be realized.

Net Loss Attributable to Non-Controlling Interest

Net loss attributable to non-controlling interest for the three months ended September 30, 2016 and 2015 was $4,000.

Net Loss Attributable To Common Stockholders

Net loss attributable to common stockholders for the three months ended September 30, 2016 was $4.7 million compared to $3.2 for the prior year period. This increase in net loss of $1.5 million was attributable to the changes discussed above.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

The following table sets forth selected unaudited consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	Nine Months ended
	September 30, 2016		September 30, 2015
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	% Change

Product Revenues	$27,871	72%	$34,637	74%	(20%)
Services Revenues	$10,788	28%	$12,057	26%	(11%)
Cost of net revenues - Products	$22,363	58%	$27,601	59%	(19%)
Cost of net revenues - Services	$5,807	15%	$4,962	11%	17%
Gross profit	$10,489	27%	$14,131	30%	(26%)
Operating expenses	$22,761	59%	$21,757	47%	5%
Loss from operations	$(12,272)	(32%)	$(7,626)	(16%)	61%
Net loss	$(13,201)	(34%)	$(7,770)	(17%)	70%
Net loss attributable to common stockholders	$(13,189)	(34%)	$(7,763)	(17%)	70%

Net Revenues

Net revenues for the nine months ended September 30, 2016 were $38.7 million compared to $46.7 million for the comparable period in the prior year. The decrease in revenues of $8.0 million are primarily attributable to the Storage and Computing segment. Although we expect storage and computing to grow nominally on an annual basis, during the quarter ended September 30, 2016 we did see a contraction. This contraction is an industry trend as companies are shifting to the cloud and tech refreshes are occurring less frequently. This is impacting revenues as well as narrowing margins. Our strategy to counter this trend is to expand the segment into the government vertical and offset the contraction we are experiencing on the commercial side. This is why Sysorex has pursued the large government IDIQ contracts (e.g, SEWP, CIO-CS, etc.) and are focusing our sales effort to grow revenue on these contracts. For the nine months ended September 30, 2016, Mobile, IoT & Big Data Products revenue was $1.2 million compared to $862,000 for the prior year period. Storage and Computing revenue was $26.7 million for the nine months ended September 30, 2016, and $34.0 million for the prior year period. SaaS Revenues was approximately $2.5 million during the nine months ended September 30, 2016 and $2.8 million during the prior year period. Professional Services Revenue was $8.3 million during the nine months ended September 30, 2016 and $9.0 million during the prior year period.

Cost of Net Revenues

Cost of net revenues for the nine months ended September 30, 2016 was $28.2 million compared to $32.6 million for the prior year period. The decrease in cost of revenues of $4.4 million is primarily attributable to the decrease in the related sales of the Storage and Computing segment in the quarter ended September 30, 2016. Mobile, IoT & Big Data Products cost of net revenues was $416,000 for the nine months ended September 30, 2016 as compared to $377,000 for the prior period. Storage and Computing cost of net revenues was $21.9 million for the nine months ended September 30, 2016, and $27.3 million for the prior year period. SaaS Revenues cost of net revenues was $649,000 during the nine months ended September 30, 2016 and $620,000 during the prior year period. Professional Services cost of net revenues was $5.2 million during the nine months ended September 30, 2016 and $4.3 million during the prior year period.

The gross profit margin for the nine months ended September 30, 2016 was 27% compared to 30% during the nine months ended September 30, 2015. The decrease in gross margin was primarily attributable to lower gross margin for the Storage and Computing segment during the quarter ended September 30, 2016. Mobile, IoT & Big Data Products gross margins for the nine months ended September 30, 2016 and 2015 were 66% and 56%, respectively. Gross margins for the Storage and Computing segment for the nine months ended September 30, 2016 and 2015 were 18% and 20%, respectively. Gross margins for SaaS Revenues for the nine months ended September 30, 2016 and 2015 were 73% and 78%, respectively. Gross margins for Professional Services revenues for the nine months ended September 30, 2016 and 2015 were 38% and 52%, respectively.

Operating Expenses

Operating expenses for the nine months ended September 30, 2016 were $22.8 million compared to $21.8 million for the prior year period. This increase of $1.0 million was primarily attributable to costs associated with the development of new products as well as increased amortization and depreciation.

Loss from Operations

Loss from operations for the nine months ended September 30, 2016 was $12.3 million compared to $7.6 for the prior year period. This increase in loss of $4.7 million was primarily attributable to the decrease in gross margin of $3.6 million which is primarily attributable to the Storage and Computing segment and an increase in amortization of intangibles, depreciation, and costs associated with the development of new products.

Other Income/Expense

Net other income/expense for the nine months ended September 30, 2016 and 2015 were ($929,000) and ($144,000), respectively. This increase of $785,000 was primarily attributable to $196,000 of amortization of the debt discount of the debenture and increased interest on the bank facilities.

Provision for Income Taxes

There was no provision for income taxes for the nine months ended September 30, 2016 and 2015. Deferred tax assets resulting from such losses are fully reserved as of September 30, 2016 and 2015 since, at present, we have no history of taxable income and it is more likely than not that such assets will not be realized.

Net Loss Attributable to Non-Controlling Interest

Net loss attributable to non-controlling interest for the nine months ended September 30, 2016 was $12,000 compared to a net loss of $7,000 for the prior year period. This increase of $5,000 was attributable to an increase in losses for Sysorex Arabia and was not material.

Net Loss Attributable To Common Stockholders

Net loss attributable to common stockholders for the nine months ended September 30, 2016 was $13.2 million compared to $7.8 million for the prior year period. This increase in net loss of $5.4 million was attributable to the changes discussed above.

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

Adjusted EBITDA for the three months ended September 30, 2016 was a loss of $2.4 million compared to a loss of $1.5 million for the prior year period. Adjusted EBITDA for the nine months ended September 30, 2016 was a loss of $7.0 million compared to a loss of $2.8 million for the prior year period.

The following table presents a reconciliation of net income/loss attributable to stockholders of Sysorex Global, which is our GAAP operating performance measure, to Adjusted EBITDA for the fiscal quarters ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss attributable to common stockholders	$(4,716)	$(3,168)	$(13,189)	$(7,763)
Adjustments:
Non-recurring one-time charges:
Costs associated with public offering	--	6	--	39
Acquisition transaction/financing costs	22	13	52	200
Severance	--	--	--	307
Change in the fair value of shares to be issued	(5)	(69)	(13)	(157)
Change in the fair value of derivative liability	(41)	--	(41)	--
Stock-based compensation - compensation and related benefits	344	391	1,055	885
Interest expense	639	120	1,037	340
Depreciation and amortization	1,391	1,243	4,054	3,384
Adjusted EBITDA	$(2,366)	$(1,464)	$(7,045)	$(2,765)

We rely on Adjusted EBITDA, which is a non-GAAP financial measure for the following:

●	To review and assess the operating performance of our Company;

●	To compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	As a basis for allocating resources to various projects;

●	As a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	To evaluate internally the performance of our personnel.

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

Proforma Non-GAAP Net Loss per Share

 Proforma non-GAAP net income (loss) per share is used by our Company’s management as an evaluation tool as it manages the business and is defined as net income (loss) per basic and diluted share adjusted for non-cash items including stock based compensation, amortization of intangibles and one time charges including acquisition costs, the costs associated with the public offering, severance costs, changes in the fair value of shares to be issued and changes in the fair value of a derivative liability.

Proforma non-GAAP net loss per basic and diluted common share for the three months ended September 30, 2016 was ($0.13) compared to ($0.09) for the prior year period. Proforma non-GAAP net loss per basic and diluted common share for the nine months ended September 30, 2016 was ($0.35) compared to ($0.18) for the prior year period. These decreases were attributable to the changes discussed in our results of operations.

The following table presents a reconciliation of net loss per basic and diluted share, which is our GAAP operating performance measure, to proforma non-GAAP net loss per share for the periods reflected:

(thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss attributable to common stockholders	$(4,716)	$(3,168)	$(13,189)	$(7,763)
Adjustments:
Non-recurring one-time charges:
Costs associated with public offering	--	6	--	39
Acquisition transaction/financing costs	22	13	52	200
Severance	--	--	--	307
Change in the fair value of shares to be issued	(5)	(69)	(13)	(157)
Change in the fair value of derivative liability	(41)	--	(41)	--
Stock-based compensation - compensation and related benefits	344	391	1,055	885
Amortization of intangibles	1,056	1,056	3,169	2,938
Proforma non-GAAP net loss	$(3,340)	$(1,771)	$(8,967)	$(3,551)
Proforma non-GAAP net loss per basic and diluted common share	$(0.13)	$(0.09)	$(0.35)	$(0.18)
Weighted average basic and diluted common shares outstanding	26,151,764	19,833,000	25,464,674	19,802,035

We rely on proforma non-GAAP net loss per share, which is a non-GAAP financial measure:

●	To review and assess the operating performance of our Company;

●	To compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	As a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	To evaluate internally the performance of our personnel.

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

Liquidity and Capital Resources as of September 30, 2016 Compared With September 30, 2015

The Company’s net cash flows used in operating, investing and financing activities for the nine months ended September 30, 2016 and 2015 and certain balances as of the end of those periods are as follows (in thousands):

(thousands, except per share data)	Nine Months ended September 30,
	2016	2015
Net cash used in operating activities	$(1,136)	$(3,891)
Net cash used in investing activities	(1,621)	(891)
Net cash (used in) provided by financing activities	(832)	6,940
Effect of foreign exchange rate changes on cash	34	(22)
Net (decrease) increase in cash	$(3,555)	$2,136

	September 30, 2016	December 31, 2015

Cash and cash equivalents	$505	$4,060
Working capital (deficit)	$(10,343)	$(4,238)

Operating Activities:

Net cash used in operating activities during the nine months ended September 30, 2016 and 2015 were $1.1 million and $3.9 million, respectively. Net cash used in operating activities during the nine months ended September 30, 2016 consisted of the following (in thousands):

Net loss	$(13,201)
Non-cash income and expenses	5,727
Net change in operating assets and liabilities	6,338
Net cash used in operating activities	$(1,136)

The non-cash income and expenses of $5,727,000 consisted primarily of (in thousands):

$884	Depreciation and amortization expense
3,169	Amortization of intangibles primarily attributable to the Lilien, Shoom, AirPatrol and LightMiner operations, which were acquired effective March 1, 2013, August 31, 2013, April 16, 2014 and April 24, 2015, respectively.
1,055	Stock-based compensation expense attributable to warrants and options issued as part of Company operations and prior acquisitions
619	Other
$5,727	Total non-cash income and expenses

The net use of cash due to changes in operating assets and liabilities totaled $6,338,000 and consisted primarily of the following (in thousands):

$4,016	Decrease in accounts receivable and other receivables
1,248	Decrease in prepaid licenses and maintenance contracts
850	Increase in accounts payable
1,915	Increase in deferred revenue
(1,395)	Decrease in accrued liabilities and other liabilities
(296)	Decrease in inventory and other assets
$6,338	Net use of cash in the changes in operating assets and liabilities

Investing Activities:

Net cash used in investing activities during the nine months ended September 30, 2016 was $1.6 million compared to net cash used in investing activities of $891,000 for the prior year period. The net cash used in investing activities during the nine months ended September 30, 2016 was comprised of $461,000 for the purchase of property and equipment and $1.2 million investment in capitalized software.

Financing Activities:

Net cash used in financing activities during the nine months ended September 30, 2016 was approximately $832,000. Net cash provided by financing activities for the nine months ended September 30, 2015 was $6.9 million. The net cash used in financing activities during the nine months ended September 30, 2016 was primarily comprised of $4.2 million of repayments to the Credit Facility, $1.6 million of repayments to a term loan offset by $5 million received from the Debenture.

Liquidity and Capital Resources - General:

Our current capital resources and operating results as of September 30, 2016, as described in the preceding paragraphs, consist of:

1)	An overall working capital deficit of $10.3 million;

2)	Cash of $505,000;

3)	The Credit Facility for up to $10 million which we borrow against based on eligible assets with a maturity date of April 29, 2017 of which $4.4 million is utilized; and

4)	Net cash used in operating activities year-to-date of $1.1 million.

We believe our total working capital deficit of $10.3 million does not represent a severe impediment to our operations and growth when its principal components are separately identified and analyzed and the growth of our business is taken into account. The breakdown of our overall working capital deficit is as follows (in thousands):

Working Capital	Assets	Liabilities	Net
Cash and cash equivalents	$505	$--	$505
Accounts receivable, net / accounts payable	7,785	10,170	(2,385)
Notes and other receivables	1,294	--	1,294
Prepaid licenses and maintenance contracts / deferred revenue	6,971	11,912	(4,941)
Short-term debt	--	4,600	(4,600)
Other	3,618	3,834	(216)
Total	$20,173	$30,516	$(10,343)

Accounts payable exceeds the related accounts receivable by $2.4 million. We do not believe there are material collectability issues with respect to our accounts receivable. Deferred revenue exceeds the related prepaid contracts by $4.9 million and other liabilities exceed other assets by $216,000.

Net cash used in operating activities during the nine months ended September 30, 2016 of $1.1 million consists of net loss of $13.2 million less non-cash expenses of $5.7 million and net cash provided by changes in operating assets and liabilities of $6.3 million. We expect net cash from operations to increase during 2016 as:

1)	Sysorex was awarded two large multiple-award government IDIQ Contracts in 2015 and one in 1st Quarter of 2016 (NASA SEWP, NIH CIO-CS and PMSS-3) that enable Sysorex to capture task orders issued by any government agency under these contract vehicles. The Company has captured task orders under the NASA SEWP contract and believes that it will be successful in securing additional task orders under all of these contracts, however there are no assurances that additional task orders under the contracts will ultimately be awarded to the Company. If such task orders are secured, then these contracts will provide the opportunity to increase our revenue and cash flows.

2)	Sysorex is generating revenue from new versions of its AirPatrol product line that will contribute to operating cash flow and is expected to generate 60-70% gross margins.

3)	The Company launched its LightMiner product in the first half of 2016 which is expected to have 60-70% gross margins and will start contributing to cash-flow this year.

4)	We have a purchase order for a follow-on project to the Daruna contract for $4 million which we expect to collect before the end of this year.

In addition, we anticipate that our Daruna project will start in early 2017, which will result in $500,000 a month in revenue for 15 years with a total value of $90 million. The Company’s capital resources as of September 30, 2016, increased bank facility, net proceeds from the September 25, 2015 offering and August 9, 2016 convertible debenture and preferred stock offering, higher margin business line expansion and recent contract awards, including prepayments anticipated to be received are expected to be sufficient to fund planned operations during the next twelve months from the filing of this quarterly report. While the Company also has an effective registration statement on Form S-3 which will allow it to raise additional capital from the sale of its securities, subject to certain limitations for registrants with a market capitalization of less than $75 million, if additional financing is needed we anticipate such financing will come from an increase in our bank facility or from another lender rather than through a sale of equity, however, our decision will be based on our capital requirements and the terms of the various types of financing that will be available to us when we need it. The information in this Form 10-Q concerning the Company’s Form S-3 registration statement does not constitute an offer of any securities for sale. If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months, the Company may need to reduce costs and curtail certain aspects of its expansion activities or consider other means of obtaining additional financing, although there is no guarantee that any such additional financing would be available to the Company.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards, please see Note 3 to our financial statements, which is included in this report in Item 1.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 2, 2016, the Company issued an aggregate of 1,827,000 shares of common stock to LMS Holding Corp., Chris Baskett and Matthew and Hannah Granade, which were issued in accordance with the terms of that certain Asset Purchase Agreement, dated April 24, 2015 by and among the Company, LightMiner and Chris Baskett.

On August 9, 2016, the Company entered into a Securities Purchase Agreement, pursuant to which the Company issued and sold (i) an 8% Original Issue Discount Senior Convertible Debenture in an aggregate principal amount of $5,700,000 due on August 9, 2018 (the “Debenture”) and (ii) 2,250 shares of newly created Series 1 Convertible Preferred Stock, par value $0.001 per share (the “Preferred Stock”), to Hillair Capital Investments L.P., for an aggregate purchase price of $5,000,000. Further information about the Debenture and the Preferred Stock is incorporated by reference to the disclosures in “Recent Events” under Part I, Item 2.

The securities above were issued as restricted securities in transactions that were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D promulgated thereunder, which exempts transactions by an issuer not involving any public offering. The Company relied on the representations made in the transaction documents signed by the applicable securities holders. No commissions were paid and no underwriter or placement agent was involved in these transactions.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

Change of Board Composition

Prior to the Company’s 2016 annual meeting of stockholders (the “Annual Meeting”) held on November 8, 2016, Abdus Salam Qureishi resigned as a director of the Company and Chairman of the Board, effective as of the close of business on September 30, 2016. Geoffrey Lilien did not stand for re-election at the Annual Meeting and his term as a director of the Company expired at the Annual Meeting. The Board has not nominated individuals to fill the resulting vacancies. The Company nominated five directors, Nadir Ali, Leonard Oppenheim, Thomas Steding, Kareem Irfan and Tanveer Khader to stand for re-election at the Annual Meeting. Mr. Ali, Mr. Oppenheim, Mr. Irfan and Mr. Khader were elected as directors to serve until the next annual meeting of stockholders, and Mr. Steding was not elected as a director.

Integrio Technologies Asset Acquisition

On November 14, 2016 (the “Execution Date”), Sysorex Global (the “Company”) and Sysorex Government Services, Inc., a wholly-owned subsidiary of the Company (the “Buyer”, and together with the Company, the “Buyer Parties”) entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Integrio Technologies, LLC, a Delaware limited liability company (“Seller”) and Emtec Federal, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Seller (“Seller Sub” and together with Seller, “Seller Parties”), which are in the business of providing IT integration and engineering services to customers, primarily government agencies. Pursuant to the Purchase Agreement, the Buyer intends to acquire substantially all, with the exception of certain excluded assets described in the Purchase Agreement, of the business and assets of the Seller Parties (the “Assets”), and will assume certain specified liabilities, (the “Assumed Liabilities”) (the “Acquisition”).

The consideration to be paid for the Assets will include an aggregate of (A) $1,800,000 in cash, of which $1,400,000 minus the Seller’s Cash On Hand (as defined in the Purchase Agreement) and certain amounts payable to creditors of the Seller shall be paid upon the closing of the Acquisition (the “Closing”) and $400,000 shall be paid in two (2) annual installments of $200,000 each on the respective anniversary dates of the Closing, subject to certain set offs and recoupment by Buyer; (B) 530,000 unregistered restricted shares of the Company’s voting common stock valued at $1.50 per share; (C) the aggregate amount of certain specified assumed liabilities; and (D) up to an aggregate of $1,200,000 in earnout payments, of which up to $400,000 shall be payable to the Seller per year for the three years following the Closing.

The Closing of the Acquisition is subject to the satisfaction of certain customary closing conditions.

The foregoing is only a summary of the Purchase Agreement which is qualified in its entirety by the full text of the Purchase Agreement which will be filed with the Securities and Exchange Commission within four business days of the execution date.

On November 14, 2016 the Company issued a press release relating to the execution of the Purchase Agreement.

GemCap Lending Loan Agreement

The Company and its wholly-owned subsidiaries, Sysorex USA and Sysorex Government Services, Inc. (jointly and severally, the “Borrower”), entered into a Loan and Security Agreement (the “Loan Agreement”) with GemCap Lending I, LLC, a Delaware limited liability company (the “Lender”) dated as of November 14, 2016.

Under the terms of the Loan Agreement, and subject to the satisfaction of certain conditions to funding, the Lender has agreed to make revolving credit loans to the Borrower in an aggregate principal amount which does not exceed 85% of Eligible Accounts (as defined in the Purchase Agreement) at any one time outstanding, net of all taxes, discounts, allowances and credits given or claimed, provided that in no event can the aggregate amount of the revolving credit loans outstanding at any time exceed $10 million (subject to certain conditions). All amounts due under the Loan Agreement upon funding will be secured by the assets of the Company.

Borrowings pursuant to the Loan Agreement will bear interest at an annual rate equal to the greater of (a) 9.5% and (b) the sum of (i) the “Prime Rate” as reported in the “Money Rates” column of The Wall Street Journal, adjusted as and when such Prime Rate changes, plus (ii) 6%. The interest rate on borrowings is subject to increase by 4% if an event of default has occurred and is continuing.

In connection with the Loan and Security Agreement, the Borrower will pay to the Lender a $100,000 closing fee. The Lender will also receive (a) an annual line fee equal to $100,000; (b) an unused line fee equal to 0.5% of the daily average unused portion of the maximum amount of Availability (as defined in the Loan Agreement), calculated on an annualized basis, due and payable monthly; (c) a loan administration and monitoring fee equal to 0.5% of the daily average used portion of Availability calculated on a monthly basis, due and payable monthly; and (d) certain other audit and wire fees. The closing of the transactions contemplated by the Loan Agreement are subject to the satisfaction of certain closing conditions.

 Upon closing, the Loan and Security Agreement will provide the Borrower with a revolving line of credit, the proceeds of which are to be used to repay in full the existing indebtedness owed to Western Alliance Bank, as successor in interest to Bridge Bank, N.A.; pay certain expenses related to obtaining the revolving line of credit and for general working capital purposes.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

3.1(i)	Articles of Incorporation. (1)

3.1(ii)	Certificate of Amendment to the Articles of Incorporation, effective April 8, 2014. (2)

3.1(iii)	Articles of Merger, effective January 1, 2016. (3)

3.1(iv)	Certificate of Designation of Preferences, Rights and Limitations of Series 1 Convertible Preferred Stock. (5)

3.1(v)	Certificate of Correction. (5)

3.2	Bylaws. (1)

4.1	8% Original Issue Discount Senior Convertible Debenture issued to Hillair Capital Investments L.P. (5)

10.1	Amendment No. 6 to Business Financing Agreement and Forbearance Agreement. (4)

10.2	Securities Purchase Agreement dated as of August 9, 2016 by and between Sysorex Global and Hillair Capital Investments L.P.(5)

10.3	Security Agreement dated as of August 9, 2016 by and among Sysorex Global, Sysorex USA, Sysorex Government Services, Inc., Sysorex Canada Corp., Sysorex Arabia LLC and Hillair Capital Investments L.P.(5)

10.4	Subsidiary Guarantee dated as of August 9, 2016 made by Sysorex Global, Sysorex USA, Sysorex Government Services, Inc., Sysorex Canada Corp. and Sysorex Arabia LLC in favor of Hillair Capital Investments L.P.(5)

10.5	Amendment Number Seven to Business Financing Agreement by and between the Company and its subsidiaries and Western Alliance Bank, dated August 5, 2016 (5)

Exhibit No.	Description
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.*

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.*

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

99.1	Press release issued on November 14, 2016 #

101.INS	XBRL Instant Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith
#	Furnished herewith
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-190574) filed with the SEC on August 12, 2013.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 10, 2014.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2015.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2016.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSOREX GLOBAL

Dated: November 15, 2016	By:	/s/ Nadir Ali
Nadir Ali
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kevin R. Harris
Kevin R. Harris
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1(i)	Articles of Incorporation. (1)

3.1(ii)	Certificate of Amendment to the Articles of Incorporation, effective April 8, 2014. (2)

3.1(iii)	Articles of Merger, effective January 1, 2016. (3)

3.1(iv)	Certificate of Designation of Preferences, Rights and Limitations of Series 1 Convertible Preferred Stock. (5)

3.1(v)	Certificate of Correction. (5)

3.2	Bylaws. (1)

4.1	8% Original Issue Discount Senior Convertible Debenture issued to Hillair Capital Investments L.P. (5)

10.1	Amendment No. 6 to Business Financing Agreement and Forbearance Agreement. (4)

10.2	Securities Purchase Agreement dated as of August 9, 2016 by and between Sysorex Global and Hillair Capital Investments L.P.(5)

10.3	Security Agreement dated as of August 9, 2016 by and among Sysorex Global, Sysorex USA, Sysorex Government Services, Inc., Sysorex Canada Corp., Sysorex Arabia LLC and Hillair Capital Investments L.P.(5)

10.4	Subsidiary Guarantee dated as of August 9, 2016 made by Sysorex Global, Sysorex USA, Sysorex Government Services, Inc., Sysorex Canada Corp. and Sysorex Arabia LLC in favor of Hillair Capital Investments L.P.(5)

10.5	Amendment Number Seven to Business Financing Agreement by and between the Company and its subsidiaries and Western Alliance Bank, dated August 5, 2016 (5)

Exhibit No.	Description
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.*

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.*

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

99.1	Press release issued on November 14, 2016 #

101.INS	XBRL Instant Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith
#	Furnished herewith
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-190574) filed with the SEC on August 12, 2013.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 10, 2014.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2015.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2016.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2016.

