Form 10-K
period 2016-12-31
INPIXON
filed 2017-04-17
CIK 1529113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number 001-36404

INPIXON

(Exact name of registrant as specified in its charter)

NEVADA	88-0434915
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2479 E. Bayshore Road

Suite 195

Palo Alto, CA 94303

(Address of principal executive offices)

(Zip Code)

(408) 702-2167

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which each is registered
Common Stock, par value $0.001	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

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

As of June 30, 2016, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sale price of the common equity was $9,508,073.

As of April 11, 2017, the registrant has 2,181,745 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Inpixon

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION

CONTAINED IN THIS REPORT

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may,” or other similar expressions in this report. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of anticipated products; and projected expenses and financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	our limited cash and our history of losses;

●	our ability to achieve profitability;

●	our limited operating history with recent acquisitions;

●	emerging competition and rapidly advancing technology in our industry that may outpace our technology;

●	customer demand for the products and services we develop;

●	the impact of competitive or alternative products, technologies and pricing;

●	our ability to manufacture any products we develop;

●	general economic conditions and events and the impact they may have on us and our potential customers;

●	our ability to obtain adequate financing in the future;

●	our ability to continue as a going concern;

●	our success at managing the risks involved in the foregoing items; and

●	other factors discussed in this report.

The forward-looking statements are based upon management’s beliefs and assumptions and are made as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements included in this report. You should not place undue reliance on these forward-looking statements.

PART I

ITEM 1: BUSINESS

Unless otherwise stated or the context otherwise requires, the terms “Inpixon” “we,” “us,” “our” “the Corporation” and the “Company” refer collectively to Inpixon, f/k/a Sysorex Global, and its subsidiaries.

Introduction

Inpixon is a technology company that helps to secure, digitize and optimize any premises with Indoor Positioning Analytics (IPA) for Businesses and Governments in the connected world. Inpixon Indoor Positioning Analytics is based on radically new sensor technology that finds all accessible cellular, Wi-Fi, Bluetooth and RFID signals anonymously. Paired with a high-performance, data analytics platform, this technology delivers visibility, security and business intelligence on any commercial or government premises world-wide. Inpixon’s products, infrastructure solutions and professional services group help customers take advantage of mobile, big data, analytics and the Internet of Things (IoT).

Inpixon Indoor Positioning Analytics offer:

●	Radically new sensors with proprietary technology that can find all accessible cellular, Wi-Fi, Bluetooth and RF signals. Utilizing various radio signal technologies ensures precision device positioning accurately down to arm’s length. This enables highly detailed understanding of customer journey and dwell time in retail scenario; detection and identification of authorized and unauthorized devices; and prevention of rogue devices through alert notification based on rules when unknown devices are detected in restricted areas.

●	Data Science analytics with lightning fast data mining using in-memory database that uses a dynamic blend of RAM and NAND along with specially optimized algorithms that both minimize data movement and maximize system performance. This enables the system to deliver reports full of valuable Insights to the user as well as integrate with common 3rd party visualization, charting, graphing and dashboard systems.

●	Insights that deliver visibility and business intelligence about detailed customer journey and flow analysis of in stores and storefronts allowing businesses to better understand customer preferences, measure campaign effectiveness, uncover revenue opportunities and deliver an exceptional shopping experience.

Inpixon Indoor Positioning Analytics can assist all types of establishments, including brands, retailers, shopping malls and shopping centers, hotels and resorts, gaming operators, airports, healthcare facilities, office buildings and government agencies, by providing greater security, gaining better business intelligence, increasing consumer confidence and reducing risk while being compliant with most stringent “Personal Identifiable Information” regulation.

Inpixon also provides supporting products and services including enterprise computing and storage, virtualization, business continuity, data migration, custom application development, networking and information technology business consulting services. These allow Inpixon to offer turnkey solutions when requested by customers.

Corporate Strategy

Management’s corporate strategy is to continue to build and develop Inpixon as a technology company that provides turnkey solutions from the collection of data to delivering insights from that data to our customers with a focus on securing, digitizing and optimizing premises with indoor Positioning Analytics (IPA) for businesses and governments. In connection with such strategy and in order to facilitate our long-term growth, we have acquired certain companies, technologies and intellectual property, or IP, that complement such goals and will continue to consider completing additional strategic acquisitions as long as our financial condition permits. An important element of this mergers and acquisitions strategy is to acquire companies with complementary capabilities and/or innovative and commercially proven technologies in indoor positioning and big data analytics and to obtain an established customer base. We believe that acquiring complementary products and/or IP will add value to the Company, and the customer base of each potential acquisition will also present an opportunity to cross-sell our existing solutions. Candidates with proven technologies that complement our overall strategy may come from anywhere in the world, so long as there are strategic and financial reasons to make the acquisition. If we conduct any acquisitions in the future, we expect to pay for such acquisitions using restricted common stock, cash and debt financing in combinations appropriate for each acquisition. In connection with our strategic business plan, Inpixon may also consider the sale or divestment of certain assets for strategic and financial purposes should the management deem such transactions necessary or desirable in order to facilitate its overall strategy.

Industry Overview

We believe that more and more enterprises are realizing the importance of employing Information Technology in their operations. The technology growth story has long focused on the consumer, but as enterprises in every industry sector, including the government sector, look to technology to facilitate and transform their own operations, the opportunities for technology companies have broadened considerably. The following information illustrates the ways in which various IT markets are expected to grow.

The indoor location market is estimated to grow from $4.72 billion in 2016 to $23.13 billion by 2021, at a compound annual growth rate, or CAGR of 37.4%. [Source: http://www.marketsandmarkets.com/PressReleases/indoor-location.asp]

The location analytics market is expected to grow from $8.20 billion in 2016 to $16.34 billion by 2021, at a CAGR of 17.6% from 2016 to 2021. [Source: http://www.marketsandmarkets.com/Market-Reports/location-analytics-market-177193456.html?gclid=CMzC4pzkztICFVY7gQodHsoFzQ]

The location-based services (LBS) and real-time location systems (RTLS) market has grown considerably over the past few years and is expected to grow further with increasing portable personal digital assistant (PDA)-based e-commerce. The overall market is expected to grow from $15.04 billion in 2016 to $77.84 billion by 2021, at a Compound Annual Growth Rate (CAGR) of 38.9%.

The IDC Worldwide Semiannual Big Data and Analytics Spending Guide, released October 3, 2016, predicts that the Big Data and business analytics market will grow from $130 billion by the end of this year to $203 billion by 2020. That's a compound annual growth rate (CAGR) of 11.7% over the next years, according to IDC.[Source: http://www.informationweek.com/big-data/big-data-analytics-market-to-hit-$203-billion-in-2020-/d/d-id/1327092]

In July 2013, Cisco forecasted that The Internet of Things, which consists of smart connected objects in homes, businesses and our surroundings that have the ability communicate over a multimodal network without human-to-human or human-to-computer involvement, would grow to 50 billion devices by the year 2020.

According to a report by Allied Market Research titled, “Global Mobile Security Market, Solution, Types, OS, Trends, Opportunities, Growth and Forecast, 2013 – 2020”, the global mobile security market would reach $34.8 billion by 2020, registering a CAGR of 40.8% during 2014 - 2020.

The cyber security market size is estimated to grow from USD 122.45 Billion in 2016 to USD 202.36 Billion by 2021, at a Compound Annual Growth Rate (CAGR) of 10.6% during the forecast period. 2015 is considered to be the base year while the forecast period is 2016–2021. (Source: http://www.marketsandmarkets.com/Market-Reports/cyber-security-market-505.html?gclid=COSEpv-Ho9MCFYVgfgodYmAJXw)

According to industry sources, the cloud analytics market is expected to grow from $7.5 Billion in 2015 to $23.1 Billion in 2020 at a CAGR of 25.1% during the forecast period. (source:http://www.marketsandmarkets.com/PressReleases/cloud-based-business-analytics.asp)

The U.S. Federal IT market will reach $140 billion by 2023, growing at CAGR 3.6% in the period 2018-2023 according to Market Research Media (Source: https://www.marketresearchmedia.com/?p=193)

We expect that investment in IT research and development will continue to be strong in the future and that technologies like ours will deliver new level of value and opportunities for business enterprises.

Corporate Structure

In 2015 we had five operating subsidiaries:  (i) Sysorex Federal, Inc. (100% ownership) (“Sysorex Federal”) and its wholly owned subsidiary Sysorex Government Services, Inc. (“Sysorex Government” or “Sysorex Government Services”) based in Herndon, Virginia, which focused on the U.S. Federal government market; (ii) Lilien Systems (100% ownership) (“Lilien”) based in Larkspur, California; (iii) Shoom, Inc. (100% ownership) (“Shoom”) based in Encino, California, (iv) AirPatrol Corporation (100% ownership) (“AirPatrol”) based in Maple Lawn, Maryland and its wholly owned subsidiary AirPatrol Research Corp. based in Coquitlam, British Columbia, and (v) Sysorex Arabia LLC (50.2% ownership) (“Sysorex Arabia”) based in Riyadh, Saudi Arabia. On December 4, 2015, the Company’s board of directors approved a series of reorganization transactions to streamline the organizational structure of the Company and its direct and indirect subsidiaries.

Effective January 1, 2016 we have three operating subsidiaries: (i) Inpixon USA (100% ownership) based in Larkspur, California and its wholly-owned subsidiary Inpixon Federal, Inc. based in Herndon, Virginia, which focuses on the U.S. Federal government market; (ii) Inpixon Canada Corp. based in Coquitlam, British Columbia; and (iii) Sysorex Arabia LLC (50.2% ownership) based in Riyadh, Saudi Arabia.

These consolidated subsidiaries operate in the following business segments:

●	Mobile, IoT and Big Data Products: These products currently include our AirPatrol product line (location-based security and marketing platform for wireless and cellular devices that can detect, monitor and manage the content and behavior of smartphones, tablets and other mobile devices based on their location and user) and our on-premises Big Data appliance product (Light Miner Studio “LMS”) and will include future products we acquire or develop.

●	Storage and Computing: This segment includes third party hardware, software and related maintenance and/or warranty products and services that we resell. It includes, but is not limited to, products for enterprise computing, storage, virtualization, networking, etc.

●	SaaS Revenues: These are Software-as-a-Services (SaaS) or internet based hosted services including the Shoom product line and Cloud based Big Data analytics services (based on our LMS product) and other data science services, analytics services for AirPatrol products and other managed services on a SaaS basis.

●	Professional Services: These are general IT services including but not limited to: custom application/software design; architecture and development; project management; C4I system consulting; strategic outsourcing; staff augmentation; data center design and operations services; data migration services and other non-SaaS services.

Although the subsidiaries are separate legal entities, the Company is structured by function and organized to operate in an integrated fashion as one business.

Corporate History

The Company was formed in Nevada in April 1999.

On July 29, 2011, we acquired all of the stock of the U.S. Federal government business of the Company, which included Sysorex Federal and its subsidiary Sysorex Government, and 50.2% of the stock of the operating unit of the Company engaged in Saudi Arabian government contracts (Sysorex Arabia, LLC).

On March 20, 2013, we completed the acquisition of the assets of Lilien LLC. In conjunction with the name change we announced in February 2017, Lilien was renamed Inpixon USA. Inpixon USA, based in Larkspur, California, is an information technology company that provides a Big Data analytics platform and enterprise infrastructure capabilities. Inpixon USA delivers right-fit information technology solutions in enterprise computing and storage, virtualization, business continuity, networking and IT business consulting that help organizations reach their next level of business advantage.

Effective August 31, 2013, we acquired 100% of the stock of Shoom. Shoom, which was merged into Inpixon USA in January 2016, provides us with Cloud based data analytics and enterprise solutions to the media, publishing and entertainment industries.

Effective April 18, 2014, we acquired 100% of the stock of AirPatrol Corporation. AirPatrol, which was merged into Inpixon USA in January 2016, developed indoor device locationing, monitoring and management technologies for mobile devices operating on WiFi, cellular and wideband RF networks. Through AirPatrol we acquired two product lines, ZoneDefense (now rebranded “AirPatrol for Security”) and ZoneAware (now rebranded “AirPatrol for Retail”). These products and technologies deliver solutions to address an exploding global location-based mobile security and services (LBS) and real-time location systems (RTLS) market estimated to be more than $15.0 billion in 2016 and to grow to $77.8 billion by 2021, growing at 37.5% (Source: http://www.marketsandmarkets.com/Market-Reports/location-based-service-market-96994431.html?gclid=CKz8gKml69ICFQx6fgodTkoBNQ]. AirPatrol for Retail also serves as a location-based services, sales and marketing system. The security platform connects to third party apps on a user’s mobile device that provide functions such as location-based offers, discounts and suggestive selling, VIP service functions (for hotels, resorts, casinos, etc.), and location-based information delivery such as mobile-based guided tours of historic sites, points of interest and museums, shopping center maps, building floor plans and so on. These products require no app installation for anonymous collection of behavioral data such as traffic flow, entry and exit patterns, length of stay and other business intelligence and analytics functions.

On April 24, 2015, we completed the acquisition of substantially all of the assets of LightMiner Systems, Inc. (“LightMiner”), which was in the business of developing and commercializing in-memory Structured Query Language databases. The assets acquired from LightMiner included an in-memory, real-time, data analysis system designed to perform very large, highly complex and extremely difficult calculations using off-the-shelf hardware and memory. The system supports both traditional SQL-based business intelligence and analytics applications as well as a host of integrated statistical, machine learning and artificial intelligence algorithms allowing it to provide supercomputer-like performance at competitive prices.

On November 21, 2016 we completed the acquisition of the business and certain assets of Integrio Technologies, LLC (“Integrio” or “Integrio Technologies”) and Emtech Federal, LLC (“Emtech Federal”). Integrio, together with Emtech Federal, is an IT integration and engineering company that provides solutions for network performance, secure wireless infrastructure, software application lifecycle support, and physical cyber security for federal, state and local government agencies.

On December 4, 2015 and effective January 1, 2016, our Board of Directors approved the following reorganization transactions: (1) statutory mergers of AirPatrol and Shoom with and into Lilien, pursuant to which Lilien was the surviving corporation and changed its name to “Sysorex USA”; and (2) a short-form statutory merger of the Company with a newly-formed wholly-owned Nevada corporation, pursuant to which the Company changed its name to “Sysorex Global”. Immediately prior to the consummation of these mergers, the Company carried out (i) an assignment from AirPatrol to the Company of all shares of capital stock of AirPatrol Research Corp. (“AirPatrol Research”), pursuant to which AirPatrol Research became a direct subsidiary of the Company; (ii) the amendment of AirPatrol Research’s Notice of Articles to change its name to “Sysorex Canada Corp.”; (iii) the dissolution and winding up of Sysorex Federal, in which Sysorex Federal assigned and transferred all of its assets, including all outstanding shares of capital stock of Sysorex Government, to the Company, and the Company assumed Sysorex Federal’s debts and liabilities; (iv) an assignment from the Company to Lilien of all outstanding shares of capital stock of Sysorex Government, pursuant to which Sysorex Government became a direct subsidiary of Lilien.

On February 27, 2017, we entered into an Agreement and Plan of Merger with Inpixon, our wholly-owned Nevada subsidiary formed solely for the purpose of changing our corporate name from Sysorex Global to Inpixon. As part of the name change, each of our subsidiaries also amended their corporate charters to change their names from Sysorex USA, Sysorex Government Services, Inc. and Sysorex Canada Corp. to Inpixon USA, Inpixon Federal, Inc. and Inpixon Canada, Inc., respectively, effective as of March 1, 2017. Also effective March 1, 2017, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada to effect a 1-for-15 reverse stock split of the Company’s common stock.

Our Products and Services

We provide the following products and services that may be used by any number of businesses and government agencies.

●	LightMiner Analytics Platform — This is an advanced solution for aggregating and mining multi-terabyte Big Data sets in real time for instant insights. The product is Cloud-based so there’s nothing to install and it is fully scalable to meet even the most demanding business requirements. Our quick start analytics modules are available for a variety of industry verticals and applications.

●	Data Science and Advanced Analytics Consulting Services — Our consulting services are backed by our data science and analytics team that develops data driven solutions for the most complex challenges. Our team’s extensive experience and unique strategies allow it to leverage Big Data in new ways to uncover hidden insights and create new business opportunities.

●	AirPatrol for Security (formerly ZoneDefense) – This is a mobile security and detection product that locates devices operating within a monitored area, determines their compliance with network security policies for that zone, and if the device is not compliant, can trigger policy modification of device apps and/or features either directly or via third party mobile device, application and network management tools.

●	AirPatrol for Retail (formerly ZoneAware) – This is a commercial product for enabling location and/or context-based marketing services and information delivery to mobile devices based on zones as small as 10 feet or as large as a square mile. The monitored areas may include a building, a campus, a mall, and outdoor regions like a downtown. Unlike other mobile locationing technologies, AirPatrol technologies use passive sensors that work over both cellular and WiFi networks and offer device locationing and zone-based app and information delivery accurate to within 10 feet. Additionally, unlike geo-fencing systems, AirPatrol technologies are capable of simultaneously enabling different policies and delivering different apps or information to multiple devices within the same zone based on contexts such as the type of device, the device user and time of day.

●	Shoom Products (eTearsheets; eInvoice, AdDelivery, ePaper) - The Shoom products are Cloud based applications and analytics for the media and publishing industry. These products also generate critical data analytics for the customers.

●	Enterprise Infrastructure Solutions and Services — These products and services help organizations tackle challenges and accelerate business goals by implementing best of breed technology solutions. We believe that our deep expertise in a broad range of infrastructure solutions, from storage and Big Data solutions to converged infrastructure and cyber security, delivers impactful results for our clients.

●	IT Services — From enterprise architecture design to custom application development, Inpixon offers a full range of information technology development and implementation services with expertise in a broad range of IT practices including project design and management, systems integration, outsourcing, independent validation and verification, cyber security and more.

Research and Development Expenses

Our future plans include significant investments in research and development and related product opportunities. Our management believes that we must continue to dedicate a significant amount of resources to research and development efforts to maintain a competitive position. Research and development expenses for the years ended December 31, 2016 and 2015 totaled $2.3 million and $635,000, respectively.

Sales and Marketing

We utilize direct marketing through approximately 44 outside and inside sales representatives, who are compensated with a base salary and some sales positions receive incentive plans such as commission or bonus plans. We utilize webinars, conferences, tradeshows and other direct and indirect marketing activities to generate demand for our products and services. We also have extensive relationships with channel partners to directly engage with customers and to perform the installation services. We train our partners and we have our own channel/partner managers to support and augment partners as needed.

We have built a core competency in bidding on government requests for proposals. We utilize our internal bid and proposal team as well as consultants to prepare the proposal responses for government clients. We also use business development, sales and account management employees or consultants.

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

Inpixon has a variety of contracts that vary from cost plus to time and material in its storage and computing and professional services segments. These apply to both commercial and government customers including contracts recently acquired from Integrio Technologies. Our proprietary products such as AirPatrol and Lightminer are sold on a license or software-as-a-service (SaaS) model. In our licensing model we also typically charge an annual maintenance fee. Our Shoom product is on a monthly subscription model based on 2-3 year contracts.

Customers

Inpixon has worked with over 1,000 customers company-wide since inception. These customers include many civilian and defense federal, state and local government agencies as well as enterprise customers in retail, manufacturing, life sciences, bio-tech, high-tech, agriculture, financial services, state and local government, utilities, media and entertainment, telecom and many other verticals. A partial list of recent customers include Healthnet, Gilead Sciences, Dow Jones Local Media Group, Gannett, RockStar Games, Hewlett Packard, Evault, Hawaii Electric, Hearst Corporation, E& J Gallo Winery, U.S. Army, U.S. Navy, Business Wire, Premera Blue Cross and the City of Seattle. The Company does not depend on one or a few customers, however, as a result of our acquisition of Integrio, there are a few large government contracts (SEWP, CIO-CS, ADMC, GSA) that may generate a significant portion of our revenues during 2017, but these are task order contracts that come from a variety of end-user customers. In the private sector we have long term client relationships that may generate approximately 5%-10% of our revenue in a particular quarter as a result of a large project that may be in process, but once the project is completed another project may not be immediately undertaken.

Competition

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

We face competition from various companies, both small and large, for different parts of our business. In the Big Data analytics market, these competitors, and sometimes partners, could include HP, IBM, Splunk, Fusion Storm, Global Inc., Bear Data, LLC.

Our AirPatrol products compete with WiFi based detection companies such as Aruba, Cisco, Euclid Analytics and other smaller companies. However, these companies currently offer only WiFi detection and therefore we believe they cannot achieve the accuracy that AirPatrol can achieve. AirPatrol has partnered with or replaced some of these companies because it offers WiFi, cellular, RFID and Bluetooth and has a location accuracy of approximately 10-feet. Mobile device management companies like AirWatch, Mobile Iron and Good Technology have also integrated with AirPatrol instead of developing competing products. MerlinOne and PressTeligence compete with the functionality of our Shoom products, but typically provide information only for the specific customer and not for the customer’s competitors or for the industry.

The U.S. government systems integration business is intensely competitive and subject to rapid change. We compete with a large number of systems integrators, hardware and software manufacturers, and other large and diverse companies attempting to enter or expand their presence in the U.S. government market. Many of the existing and potential competitors have greater financial, operating and technological resources than we have. The competitive environment may require us to make changes in our pricing, services or marketing. The competitive bidding process involves substantial costs and a number of risks, including significant cost and managerial time to prepare bids and proposals for contracts that may not be awarded to us, or that may be awarded, but for which we do not receive meaningful revenues. Accordingly, our success depends on our ability to develop services and products that address changing needs and to provide people and technology needed to deliver these services and products. In the government services sector our competition includes large systems integrators and defense contractors as well as small businesses such as 8a, Women Owned, Veteran Disabled, Alaskan Native, etc. Some of these competitors include global defense and IT service companies including IBM Global Services, LogicaCMG, CSC, ATOS Origins, Northrop Grumman, Raytheon IT Services and SAIC.

This complex landscape of domestic and multi-national services companies creates a challenging environment. To remain competitive, we must consistently provide superior service, technology and performance on a cost-effective basis to our customers. While we believe that, due to the functionality of our products, we can successfully compete in all of these markets, at this time we do not represent a significant presence in any these markets.

Intellectual Property

The Company expects to file trademark applications for the names Inpixon, Inpixon – Indoor Positioning & Analytics, and Inpixon – Security Dome. The Company uses several trademarks relating to the products and services of AirPatrol and owns one registered mark, ZoneDefense®. The Company also owns three issued patents, two of which are registered in the United States and one of which is registered in Mexico, and has ten patent applications pending in various countries, including the United States, relating to AirPatrol products and two pending patent applications, both of which are filed in the United States, relating to Lightminer products. The awarded patents were issued September 23, 2015, September 23, 2014 and September 16, 2014 and will expire in the years 2032, 2031 and 2028, respectively.

Government Regulation

In general, we are subject to numerous federal, state and foreign legal requirements on matters as diverse as data privacy and protection, employment and labor relations, immigration, taxation, anticorruption, import/export controls, trade restrictions, internal and disclosure control obligations, securities regulation and anti-competition.

Furthermore, U.S. government contracts generally are subject to the Federal Acquisition Regulation (FAR), which sets forth policies, procedures and requirements for the acquisition of goods and services by the U.S. government, department-specific regulations that implement or supplement DFAR, such as the DoD’s Defense Federal Acquisition Regulation Supplement (DFARS) and other applicable laws and regulations. We are also subject to the Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with certain contract negotiations; the Procurement Integrity Act, which regulates access to competitor bid and proposal information and government source selection information, and our ability to provide compensation to certain former government officials; the Civil False Claims Act, which provides for substantial civil penalties for violations, including for submission of a false or fraudulent claim to the U.S. government for payment or approval; and the U.S. Government Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under certain cost-based U.S. government contracts.

Violations of one or more of these diverse legal requirements in the conduct of our business could result in significant fines and other damages, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation. Violations of these regulations or contractual obligations related to regulatory compliance in connection with the performance of customer contracts could also result in liability for significant monetary damages, fines and/or criminal prosecution, unfavorable publicity and other reputational damage, restrictions on our ability to compete for certain work and allegations by our customers that we have not performed our contractual obligations. To date, compliance with these regulations has not been financially burdensome.

Employees

As of March 22, 2017, we have 157 employees including 6 part-time employees. This includes 7 officers, 44 sales people, 4 marketing people, 92 technical/engineering people and 24 finance and administration persons.

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

The JOBS Act permits an emerging growth company to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have chosen to “opt out” of this provision. Therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Corporate Information

Our principal executive offices are located at 2479 E. Bayshore Road, Suite 195, Palo Alto, CA 94303, and our telephone number is (408) 702-2167. Our subsidiaries maintain offices in Herndon Virginia, Larkspur California, Honolulu Hawaii, Bellevue Washington, Beaverton Oregon, Carlsbad California, Encino California, Maple Lawn Maryland and Coquitlam, British Columbia. Our Internet website is www.inpixon.com.  The information on, or that can be accessed through, our website is not part of this report, and you should not rely on any such information in making any investment decision relating to our common stock.

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

Risks Related to Our Consolidated Operations

We have completed five acquisitions since 2013, including Lilien, Shoom, AirPatrol, LightMiner and Integrio, which may make it difficult for potential investors to evaluate our future consolidated business. Furthermore, due to the risks and uncertainties related to the acquisition of new businesses, any such acquisition does not guarantee that we will be able to attain profitability.

Between March 2013 and November 2016, we completed five acquisitions. Our limited combined operating history makes it difficult for potential investors to evaluate our business or prospective operations or the merits of an investment in our securities. We are subject to the risks inherent in the financing, expenditures, complications and delays characteristic of a newly combined business. These risks are described below under the risk factor titled “Any future acquisitions that we may make could disrupt our business, cause dilution to our stockholders and harm our business, financial condition or operating results.” In addition, while the former affiliates of four of these businesses have indemnified the Company from any undisclosed liabilities, there may not be adequate resources to cover such indemnity. Furthermore, there are risks that the vendors, suppliers and customers of these acquired entities may not renew their relationships for which there is no indemnification. Accordingly, our business and success faces risks from uncertainties inherent to developing companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

Our ability to successfully execute our business plan may require additional debt or equity financing, which may otherwise not be available on reasonable terms or at all.

According to our business plan we may need additional debt or equity financing. Future financings through equity offerings by us will be dilutive to existing stockholders.  Also, the terms of securities we may issue in future capital transactions may be more favorable to new investors than our current investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities. We may also issue incentive awards under employee equity incentive plans, which may have additional dilutive effects.  We may also be required to recognize non-cash expenses in connection with certain securities we may issue in the future such as convertible notes and warrants, which would adversely impact our financial condition and results of operations. Our ability to obtain needed financing may be impaired by factors, including the condition of the economy and capital markets, both generally and specifically in our industry, and the fact that we are not profitable, which could impact the availability or cost of future financing. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, we may need to reduce our operations by, for example, selling certain assets or business segments.

Failure to manage or protect growth may be detrimental to our business because our infrastructure may not be adequate for expansion.

The Lilien, Shoom, AirPatrol, LightMiner and Integrio acquisitions require a substantial expansion of the Company’s systems, workforce and facilities (Effective January 1, 2016, Shoom and AirPatrol were merged into Lilien, which changed its name to Sysorex USA and then to Inpixon USA on March 1, 2017). We may fail to adequately manage our anticipated future growth. The substantial growth in our operations as a result of our acquisitions has, and is expected to continue to, place a significant strain on our administrative, financial and operational resources, and increase demands on our management and on our operational and administrative systems, controls and other resources.  For instance the growth strategy of Inpixon USA (formerly Lilien) includes broadening its service and product offerings, implementing an aggressive marketing plan and employing leading technologies.  There can be no assurance that our systems, procedures and controls will be adequate to support our operations as they expand.  We cannot assure you that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. As part of this growth, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employee base, and maintain close coordination among our staff. We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing staff and systems.

To the extent we acquire other businesses, we will also need to integrate and assimilate new operations, technologies and personnel.  The integration of new personnel will continue to result in some disruption to ongoing operations. The ability to effectively manage growth in a rapidly evolving market requires effective planning and management processes. We will need to continue to improve operational, financial and managerial controls, reporting systems and procedures, and will need to continue to expand, train and manage our work force.  There can be no assurance that the Company would be able to accomplish such an expansion on a timely basis. If the Company is unable to effect any required expansion and is unable to perform its contracts on a timely and satisfactory basis, its reputation and eligibility to secure additional contracts in the future could be damaged. The failure to perform could also result in contract terminations and significant liability. Any such result would adversely affect the Company’s business and financial condition.

Our financial status raises doubt about our ability to continue as a going concern.

Our cash and cash equivalents were $1,821,000 at December 31, 2016, compared with $4,060,000 at December 31, 2015. We continue to incur significant operating losses, and management expects that significant on-going operating expenditures will be necessary to successfully implement our business plan and develop and market our products. These circumstances raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements included elsewhere in this Annual Report on Form 10-K are issued. Implementation of our plans and our ability to continue as a going concern will depend upon our ability to market our technology and raise additional capital.

Management believes that we have access to capital resources through possible public or private equity offerings, exchange offers, debt financings, corporate collaborations or other means. In addition, we continue to explore opportunities to strategically monetize our technology and our services, although there can be no assurance that we will be successful with such plans. We have historically been able to raise capital through equity offerings, although no assurance can be provided that we will continue to be successful in the future. If we are unable to raise sufficient capital through 2017 or otherwise, we will not be able to pay our obligations as they become due.

We have regained our compliance status with NASDAQ’s Listing Rules but there is no assurance for our continued listing.

On November 30, 2015, the Company received notification from The NASDAQ Stock Market LLC (“NASDAQ”) stating that the Company did not comply with the minimum $1.00 bid price requirement for continued listing set forth in NASDAQ Listing Rule 5550(a)(2) (the “Rule”) and that it would have 180 days until May 31, 2016 to regain compliance. On June 1, 2016, NASDAQ provided the Company granted the Company an additional 180 days, or until November 28, 2016 to comply with this requirement.

On November 29, 2016, the Company received notification (the “Staff Delisting Determination”) from NASDAQ that it had not regained compliance with the Rule and unless the Company appealed the Staff Delisting Determination, trading of the Company’s common stock would be suspended at the opening of business on December 8, 2016, and a Form 25-NSE would be filed with the SEC which would remove the Company’s securities from listing and registration on NASDAQ.

On March 16, 2017, the Company received notice from NASDAQ stating that the Company had regained compliance with the Rule and is in compliance with other applicable requirements required for listing on NASDAQ. In order to maintain that listing, we must continue to satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements. There can be no assurances that we will be able to comply with the applicable listing standards. If we are unable to maintain compliance with these NASDAQ requirements, our common stock could be delisted from NASDAQ.

In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

We will need to increase the size of our organization, and we may experience difficulties in managing growth, which could hurt our financial performance.

In addition to employees hired from Lilien, Shoom, AirPatrol, LightMiner and Integrio and any other companies which we may acquire in the future, we anticipate that we will need to expand our employee infrastructure for managerial, operational, financial and other resources at the parent company level.  Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

The reorganization transactions we carried out in 2015 and the name change completed in 2017 may cause us to be in a technical breach of certain third-party agreements.

In 2015, we carried out a series of reorganization transactions to streamline the organizational structure within the Company and both its direct and indirect subsidiaries. In addition, in February 2017, we changed our corporate name. Although these transactions occurred solely within the Company and its subsidiaries, there still may have been an obligation to either provide notice and/or seek consent from certain third parties pursuant to the contracts we have with these parties. We have reviewed and addressed these requirements; however, our failure to comply with any of these notice or consent requirements may have left us in a technical breach, thus possibly subjecting us to potential liabilities or an early termination under the applicable contracts. As of the date of this filing there are no known breaches.

Our business depends on experienced and skilled personnel, and if we are unable to attract and integrate skilled personnel, it will be more difficult for us to manage our business and complete contracts.

The success of our business depends on the skill of our personnel. Accordingly, it is critical that we maintain, and continue to build, a highly experienced management team and specialized workforce, including those who create software programs and sales professionals. Competition for personnel, particularly those with expertise in government consulting and a security clearance, is high, and identifying candidates with the appropriate qualifications can be costly and difficult. We may not be able to hire the necessary personnel to implement our business strategy given our anticipated hiring needs, or we may need to provide higher compensation or more training to our personnel than we currently anticipate.  In addition, our ability to recruit, hire and indirectly deploy former employees of the U.S. government is subject to complex laws and regulations, which may serve as an impediment to our ability to attract such former employees.

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

Although we maintain insurance and intend to obtain warranties from suppliers, obligate subcontractors to meet certain performance levels and attempt, where feasible, to pass risks we cannot control to our customers, the proceeds of such insurance or the warranties, performance guarantees or risk sharing arrangements may not be adequate to cover lost revenue, increased expenses or liquidated damages payments that may be required in the future.

Our obligations to our current lender are secured by a security interest in substantially all of our assets, so if we default on those obligations, the lender could foreclose on, liquidate and/or take possession of our assets. If that were to happen, we could be forced to curtail, or even to cease, our operations.

We entered into a Loan and Security Agreement (the “Loan Agreement”) with GemCap Lending I, LLC, or GemCap, dated as of November 14, 2016. Under the terms of the Loan Agreement, and subject to the satisfaction of certain conditions to funding, GemCap has agreed to make revolving credit loans to us provided that in no event can the aggregate amount of the revolving credit loans outstanding at any time exceed $10 million (subject to certain conditions). As of December 31, 2016, we had $6.7 million in outstanding revolving credit loans. All amounts due under the Loan Agreement upon funding are secured by our assets. As a result, if we default under our obligations under the Loan Agreement, GemCap could foreclose on its security interest and liquidate or take possession of some or all of these assets, which would harm our business, financial condition and results of operations and could require us to curtail, or even to cease, operations.

GemCap has certain rights upon an event of default under the Loan Agreement that could harm our business, financial condition and results of operations and could require us to curtail or cease or operations.

GemCap has certain rights upon an event of default. Such rights include an increase in the interest rate on any advances made pursuant to the Loan Agreement, the right to accelerate the payment of any outstanding advances made pursuant to the Loan Agreement, the right to directly receive payments made by account debtors and the right to foreclose on our assets, among other rights. The Loan Agreement includes in its definition of an event of default the failure to pay any principal when due within two business days, the termination, winding up, liquidation or dissolution of borrower, the filing of a tax lien by a governmental agency against borrower, and any reduction in ownership of its wholly owned subsidiaries Inpixon USA and Inpixon Federal.

The exercise of any of these rights upon an event of default could substantially harm our financial condition and force us to curtail, or even to cease, our operations.

If we are unable to comply with certain financial and operating restrictions required by the Loan Agreement with GemCap, we may be limited in our business activities and access to credit or may default under the Loan Agreement.

Provisions in the Loan Agreement with GemCap impose restrictions or require prior approval on our ability, and the ability of certain of our subsidiaries to, among other things:

●	sell, lease, transfer, convey, or otherwise dispose of any or all of our assets or collateral, except in the ordinary course of business;

●	make any loans to any Person, as that term is defined in the Loan Agreement, with the exception of employee loans made in the ordinary course of business;

●	declare or pay cash dividends, make any distribution on, redeem, retire or otherwise acquire directly or indirectly, any of its Equity Interests, as defined in the Loan Agreement;

●	guarantee the indebtedness of any Person;

●	compromise, settle or adjust any claims in any amount relating to any of the collateral;

●	incur, create or permit to exist any lien on any of our property or assets;

●	engage in new lines of business;

●	change, alter or modify, or permit any change, alteration or modification of our organizational documents in any manner that might adversely affect GemCap’s rights;

●	sell, assign, transfer, discount or otherwise dispose of any accounts or any promissory note payable to us, with or without recourse;

●	incur, create, assume, or permit to exist, any indebtedness or liability on account of either borrowed money or the deferred purchase price of property; and

●	make any payments of cash or other property to any affiliate.

The Loan Agreement also contains other customary covenants. We may not be able to comply with these covenants in the future. Our failure to comply with these covenants may result in the declaration of an event of default and cause us to be unable to borrow under the Loan Agreement. In addition to preventing additional borrowings under the Loan Agreement, an event of default, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under the Loan Agreement, which would require us to pay all amounts outstanding.  If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us or at all.  Our failure to repay the indebtedness would result in the GemCap foreclosing on all or a portion of our assets and force us to curtail, or even to cease, our operations.

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

Our sales to our public sector customers are impacted by government spending policies, budget priorities and revenue levels. Although our sales to federal, state and local government are diversified across multiple agencies and departments, they collectively accounted for approximately 13% and 12% of 2016 and 2015 net sales, respectively. An adverse change in government spending policies (including budget cuts at the federal level), budget priorities or revenue levels could cause our public sector customers to reduce their purchases or to terminate or not renew their contracts with us, which could adversely affect our business, results of operations or cash flows.

Our business could be adversely affected by the loss of certain vendor partner relationships and the availability of their products.

We purchase products for resale from vendor partners, which include OEMs, software publishers, and wholesale distributors. For the year ended December 31, 2016, approximately 73% of our revenue was from purchases from vendor partners as defined above. We are authorized by vendor partners to sell all or some of their products via direct marketing activities. Our authorization with each vendor partner is subject to specific terms and conditions regarding such things as sales channel restrictions, product return privileges, price protection policies and purchase discounts.  In the event we were to lose one of our significant vendor partners, our business could be adversely affected.

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

The storage and computing and professional services segments of our business include IT products and services solutions that are designed to address the growing markets for on and off-premises services (including migrations, consolidations, Cloud computing and disaster recovery), technology integration services (including storage and data protection services and the implementation of virtualization solutions) and managed services (including operational support and client support). These markets are continuously changing. Competing technologies and services, reduction in technology refreshes or reductions in corporate spending may reduce the demand for our products and services.

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

Our operations depend upon our relationships with our clients. Revenues from out IT products and services are typically driven by purchase orders received every month. The majority of revenues from our IT products and services come from one time purchase orders that do not guarantee any future recurring revenues.  Approximately 24% of such revenues are recurring and based on contracts that range from 1-5 years for warranty and maintenance support.  For these contracts the customer is invoiced one time and pays up front for the full term of the warranty and maintenance contract. Revenue from these contracts is determinable ratably over the contract period with the unearned revenue recorded as deferred revenue and amortized over the contract period. Clients with these type of contacts may cease providing new purchase orders at any time, may elect not to renew such contracts, cancel and request a refund of maintenance/warranty services that have not yet been provided (upon 30 days advance written notice) or reschedule purchases. If clients cease providing us with new purchase orders, diminish the services purchased from us, cancel executed purchase orders or delay future purchase orders, revenues received from the sale of our IT products and services would be negatively impacted, which could have a material adverse effect on our business and results of operations. There is no guarantee that we will be able to retain or generate future revenue from our existing clients or develop relationships with new clients.

We rely on a limited number of key customers, the importance of which may vary dramatically from year to year, and a loss of one or more of these key customers may adversely affect our operating results.

Our top three customers accounted for approximately 40% and 41% of our gross revenue during the year ended December 31, 2016 and 2015, respectively. One customer accounted for 28% of our gross revenue in 2016, and this customer may or may not continue to be a significant contributor to revenue in 2017. The loss of a significant amount of business from one of our major customers would materially and adversely affect our results of operations until such time, if ever, as we are able to replace the lost business. Significant clients or projects in any one period may not continue to be significant clients or projects in other periods. To the extent that we are dependent on any single customer, we are subject to the risks faced by that customer to the extent that such risks impede the customer's ability to stay in business and make timely payments to us.

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

We expect that we will need to raise funds in order to continue our operations and implement our plans to grow our business. However, if we decide to seek additional capital, we may be unable to obtain financing on terms that are acceptable to us or at all. If we are unable to raise the required cash, our ability to grow our business and develop or enhance our service offerings to respond to market demand or competitive challenges could be limited.

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

The success of our business depends, in part, on our ability to protect proprietary methods and technologies that we develop under patent and other intellectual property laws of the United States so that we can prevent others from using our inventions and proprietary information.  If we or our subsidiaries fail to protect intellectual property rights adequately, competitors might gain access to our technology, and our business might be adversely affected. However, defending our intellectual property rights might entail significant expenses. Any patents issued in the future may not provide us with any competitive advantages, and our patent applications may never be granted. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are complex and often uncertain.  Our inability to protect our property rights could adversely affect our financial condition, operating results and growth prospects.

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

We continue to integrate the operations of Lilien, AirPatrol, Shoom and LightMiner into Inpixon USA, and Integrio into Inpixon Federal and this process involves complex operational, technological and personnel-related challenges, which are time-consuming and expensive and may disrupt our ongoing business operations.  Furthermore, integration involves a number of risks, including, but not limited to:

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

These factors could cause us to not fully realize the anticipated financial and/or strategic benefits of the acquisitions and the recent reorganization, which could have a material adverse effect on our business, financial condition and/or results of operations.

Even if we are able to successfully operate the businesses of Lilien, Shoom, AirPatrol, LightMiner and Integrio within Inpixon, we may not be able to realize the revenue and other synergies and growth that we anticipate from these acquisitions and the recent reorganization in the time frame that we currently expect, and the costs of achieving these benefits may be higher than what we currently expect, because of a number of risks, including, but not limited to:

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

A significant portion of the purchase price for our acquisition of Lilien, Shoom, AirPatrol, LightMiner and Integrio is allocated to goodwill and intangible assets that are subject to periodic impairment evaluations. An impairment loss could have a material adverse impact on our financial condition and results of operations.

The Company acquired $4.5 million of goodwill and $5.4 million of intangible assets relating to our acquisition of Lilien, $1.2 million of goodwill and $2.8 million of intangible assets relating to our acquisition of Shoom, $7.4 million of goodwill and $13.3 million of intangible assets relating to our acquisition of AirPatrol, $3.5 million of intangible assets relating to our acquisition of LightMiner and $3.8 million of goodwill and $4.4 million of intangible assets relating to our acquisition of Integrio. As required by current accounting standards, we review intangible assets for impairment either annually or whenever changes in circumstances indicate that the carrying value may not be recoverable.  The risk of impairment to goodwill is higher during the early years following an acquisition. This is because the fair values of these assets align very closely with what we paid to acquire the reporting units to which these assets are assigned. As a result, the difference between the carrying value of the reporting unit and its fair value (typically referred to as “headroom”) is smaller at the time of acquisition.  Until this headroom grows over time, due to business growth or lower carrying value of the reporting unit, a relatively small decrease in reporting unit fair value can trigger impairment charges.  When impairment charges are triggered, they tend to be material due to the size of the assets involved.  Our business would be adversely affected, and impairment of goodwill could be triggered, if any of the following were to occur: higher attrition rates than planned as a result of the competitive environment or our inability to provide products and services that are competitive in the marketplace, lower-than-planned adoption rates by customers, higher-than-expected expense levels to provide services to clients, and changes in our business model that may impact one or more of these variables. During the year ended December 31, 2016 we recorded an impairment charge for goodwill in the amount of $7.4 million.

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

The risks arising with respect to the historic business and operations of Lilien, Shoom, AirPatrol, LightMiner and Integrio may be different from what we anticipate, which could significantly increase the costs and decrease the benefits of the acquisition and materially and adversely affect our operations going forward.

Although we performed significant financial, legal, technological and business due diligence with respect to Lilien, Shoom, AirPatrol LightMiner and Integrio, we may not have appreciated, understood or fully anticipated the extent of the risks associated with the acquisitions.  As mentioned above, we have secured indemnification for certain matters from the former equity holders of Lilien, Shoom, AirPatrol and Integrio in order to mitigate the consequences of breaches of representations, warranties and covenants under the merger agreements and the risks associated with historic operations, including those with respect to compliance with laws, accuracy of financial statements, financial reporting controls and procedures, tax matters and undisclosed liabilities, and certain matters known to us. We believe that the indemnification provisions of the merger agreements, together with the holdback escrow (in the case of AirPatrol, Shoom and LightMiner) and insurance policies that we and Lilien, Shoom, AirPatrol (which all merged into Inpixon USA) and Integrio have in place will limit the economic consequences of the issues we have identified in our due diligence to acceptable levels. Notwithstanding our exercise of due diligence and risk mitigation strategies, the risks of the acquisition and the costs associated with these risks may be greater than we anticipate. We may not be able to contain or control the costs associated with unanticipated risks or liabilities, which could materially and adversely affect our business, liquidity, capital resources or results of operations.

We depend on the U.S. government for a substantial portion of our business and government budget impasses together with changes in government defense spending could have adverse consequences on our financial position, results of operations and business.

A substantial portion of our U.S. revenues from our operations have been from and will continue to be from sales and services rendered directly or indirectly to the U.S. Government. Consequently, our revenues are highly dependent on the Government’s demand for computer systems and related services. Our revenues from the U.S. Government largely result from contracts awarded to us under various U.S. Government programs, primarily defense-related programs with the Department of Defense (DoD), as well as a broad range of programs with the FBI, Bureau of Prison, NIH, NASA, Department of Homeland Security, the Intelligence Community and other departments and agencies.  Cost cutting including through consolidation and elimination of duplicative organizations and insurance has become a major initiative for DoD.  The funding of our programs is subject to the overall U.S. Government budget and appropriation decisions and processes which are driven by numerous factors, including geo-political events and macroeconomic conditions.  It is expected that U.S. Government spending on IT will decrease from 6% CAGR during the first decade of the 21st Century to 3%.  (Source:  Market Research Media - U.S. Federal IT Market Forecast 2013-2018).  The overall level of U.S. defense spending increased in recent years for numerous reasons, including increases in funding of operations in Iraq and Afghanistan.  However, with the winding down of both wars, defense spending levels are becoming increasingly difficult to predict and are expected to be affected by numerous factors. Such factors include priorities of the Administration and the Congress, and the overall health of the U.S. and world economies and the state of governmental finances.

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

Large computer systems integration contracts awarded by the U.S. government are few in number and are awarded through a formal competitive bidding process, including IDIQ, GSA Schedule and other multi-award contracts. Bids are awarded on the basis of price, compliance with technical bidding specifications, technical expertise and, in some cases, demonstrated management ability to perform the contract. There can be no assurance that the Company will win and/or fulfill additional contracts. Moreover, the award of these contracts is subject to protest procedures and there can be no assurance that the Company will prevail in any ensuing legal protest. The Company’s failure to secure a significant dollar volume of U.S. government contracts in the future would adversely affect our Inpixon Federal subsidiary.

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

Inpixon Federal’s financial performance is dependent on our ability to perform on our U.S. government contracts, which are subject to termination for convenience, which could harm our results of operations and financial condition.

Inpixon Federal’s financial performance is dependent on our performance under our U.S. government contracts.  With the Integrio acquisition our government contract revenue has increased significantly and could represent more than 50% of this revenue in 2017 and beyond. Government customers have the right to cancel any contract at their convenience. An unanticipated termination of, or reduced purchases under, one of the Company’s major contracts whether due to lack of funding, for convenience or otherwise, or the occurrence of delays, cost overruns and product failures could adversely impact our results of operations and financial condition.  If one of our contracts were terminated for convenience, we would generally be entitled to payments for our allowable costs and would receive some allowance for profit on the work performed. If one of our contracts were terminated for default, we would generally be entitled to payments for our work that has been accepted by the government. A termination arising out of our default could expose us to liability and have a negative impact on our ability to obtain future contracts and orders. Furthermore, on contracts for which we are a subcontractor and not the prime contractor, the U.S. government could terminate the prime contract for convenience or otherwise, irrespective of our performance as a subcontractor.  The termination or cancellation of U.S. government contracts, no matter what the reason, could harm our results of operations and financial condition.

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

As of December 31, 2016, Sysorex Arabia had minimal cash and its assets are being carried at their estimated realized value of approximately $23,000. Sysorex Arabia had an accumulated deficit balance of approximately $2.1 million. Sysorex Arabia is currently without business. Sysorex Arabia also has aging liabilities due to vendors, employees, social insurance payments, and partners amounting to approximately $2.0 million and owes $946,000 to Inpixon. The failure of Sysorex Arabia’s business resulted primarily from the failure of the OCC Data Center project, which has been cancelled. Sysorex Arabia is working with local suppliers on payment plans.

Sysorex Arabia has a judgment in the amount of $800,000 for non-performance by an Inpixon partner. That amount has been paid by the partner and Sysorex Arabia is waiting for the Saudi Courts to release these funds from any claims. Sysorex Arabia has incurred several loans to finance its losses to date and to pay some of its liabilities. In the event that any unsatisfied claims are made against us, as the parent, the claims could have a material adverse effect on our financial condition if not resolved satisfactorily, as Sysorex Arabia is not expected to be able to satisfy its liabilities.

The assets and liabilities of Sysorex Arabia are shown as held for sale as our management decided to close Sysorex Arabia and to shift its business activities to resellers and strategic partners in the region.

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

As of the date of this filing, our executive officers and directors beneficially own approximately 16.5% of our shares of common stock on a fully diluted basis.  As a result, our executive officers and directors may be able to:  elect or defeat the election of our directors, amend or prevent amendment to our articles of incorporation or bylaws, effect or prevent a merger, sale of assets or other corporate transaction, and control the outcome of any other matter submitted to the shareholders for vote. Accordingly, our outside stockholders may be unable to influence management and exercise control over our business.

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

In general, a non-affiliated person who has held restricted shares for a period of six months, under Rule 144, may sell into the market our common stock all of their shares, subject to the Company being current in its periodic reports filed with the SEC.  As of March 23, 2017, approximately 1,659,183 shares of common stock of the 2,180,559 shares outstanding were free trading.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares.

In addition, as of December 31, 2016, there were 287,417 shares subject to outstanding warrants, 366,859 shares subject to outstanding options (including 41,667 outside of our plan), 18,905 shares accrued for the LightMiner acquisition, 100,000 shares subject to the conversion of the convertible preferred stock and 253,333 shares subject to the conversion of the debenture issued to Hillair Capital Investments L.P., and an additional 125,210 shares reserved for future issuance under our Amended and Restated 2011 Employee Stock Incentive Plan that will become, or have already become, eligible for sale in the public market to the extent permitted by any applicable vesting requirements, the lock-up agreements and Rules 144 and 701 under the Securities Act.

If we are unable to satisfy the continued listing requirements of The Nasdaq Stock Market, our common stock could be delisted and the price and liquidity of our common stock may be adversely affected.

Our common stock may lose value and our common stock could be delisted from Nasdaq due to several factors or a combination of factors. To maintain the listing of our common stock on The Nasdaq Stock Market, we are required to meet certain listing requirements. There can be no assurance that we will be able to maintain our listing.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to provide this information.

ITEM 2: PROPERTIES

The Company’s executive offices consist of approximately 4,377 square feet and are located at 2479 E. Bayshore Road, Suite 195, Palo Alto, CA 94303. In October 2014 the Company entered into a 64-month lease for the facility at a monthly base rent of $14,000. The term of the lease expires January 31, 2020.

Inpixon Federal’s offices and warehouse are located at:

●	13800 Coppermine Road, Suite 300, Herndon, VA 20171. This is a shared office lease with a monthly rental of $182. The lease will expire in July 2017. The Company does not intend to renew this lease.

●	2355 Dulles Corner Blvd., Suite 600, Dulles Corner, Herndon, VA 20171. The monthly rent is $29,000 for approximately 11,000 square feet of office space. The lease expires on September 30, 2018.

●	23020 Eaglewood Court, Sterling, VA 20166. This is subleased warehouse space for which we pay $3,000 per month. The sublease expires on July 31, 2018.

Inpixon USA’s executive offices are located at:

●	101 Larkspur Landing Circle, Suite 120, Larkspur, CA 94939. The monthly rent is $24,000 for approximately 6,211 square feet of office space under a lease that expires on February 28, 2022.

●	6345 Balboa Boulevard, Suite 247, Encino, CA 91316. The monthly rent was $10,780 until April 1, 2017 and has been reduced to $6,814 per month with 2.5% escalations on the anniversary dates since April 1, 2017, for approximately 5,986 square feet of office space under a lease that expires on July 31, 2017 with a five-year option to extend. The lease has been extended for an additional 48 months from August 1, 2017 through July 31, 2021. We will be relocating these operations to Suite 140, which is approximately 3,169 square feet. We currently pay the landlord a pro rata share of operating costs. Pursuant to the lease extension agreement, the operating expense calculation will change on April 1, 2017 and be reset to a base year of 2017.

●	8171 Maple Lawn Blvd., Suite 310, Maple Lawn, MD 20759. The monthly rent is $14,000 under a lease that expires on December 31, 2018 with a five-year option to extend. We pay the landlord a pro rata share of 6.10% for operating costs. The Company has vacated this property and the office space is currently being subleased for $10,767 per month through December 31, 2018.

Inpixon USA’s sales offices are located at:

●	841 Bishop Street, Suite 2208, Honolulu, HI 96813. The monthly base rent is $1,000 under a lease that expires on August 31, 2017. The Company expects to extend this lease for another year.

●	11235 SE 6th Street, Suite 155, Bellevue, WA 98804. The monthly base rent is $6,000 under a lease that expires on April 30, 2018.

●	2175 Salk Avenue, Suite 150, Carlsbad, CA 92008. The monthly base rent is $9,000 under a lease that expires on September 14, 2017. The Company does not intend to renew this lease.

Inpixon Canada Inc. has an office of approximately 6,656 square feet that is located at 2963 Glen Drive, Suites 405 and 400, Coquitlam, BC V3P 2B7.  The monthly rent under the lease is comprised of $11,600 CAD plus the pro rata share of the operating costs which approximates $8,000 CAD per month. The lease expires on September 30, 2021 with a five-year option to extend.

We believe that each of our properties is suitable and adequate for the operations conducted therein.

ITEM 3: LEGAL PROCEEDINGS

There are no material pending legal proceedings as defined by Item 103 of Regulation S-K, to which we are a party or of which any of our property is the subject, other than ordinary routine litigation incidental to the Company’s business.

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

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades under the symbol “INPX” on the Nasdaq Capital Market and traded under the symbol “SYRX” prior to the March 1, 2017 name change. The following table sets forth the high and low sales prices on Nasdaq during the years ended December 31, 2016 and 2015. All prices reflect the 1-for-15 reverse stock split effected on March 1, 2017.

Period	High	Low
Year Ended December 31, 2016
October 1, 2016 through December 31, 2016	$11.08	$2.40
July 1, 2016 through September 30, 2016	$8.38	$4.95
April 1, 2016 through June 30, 2016	$9.60	$4.04
January 1, 2016 through March 31, 2016	$10.80	$7.03

Year Ended December 31, 2015
October 1, 2015 through December 31, 2015	$19.50	$8.10
July 1, 2015 through September 30, 2015	$30.30	$14.85
April 1, 2015 through June 30, 2015	$46.04	$15.90
January 1, 2015 through March 31, 2015	$34.50	$16.04

Holders of Record

According to our transfer agent, as of April 11, 2017 we had approximately 588 shareholders of record. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name. Our stock transfer agent is Corporate Stock Transfer Inc., 3200 Cherry Creek Drive South, Suite 430, Denver, CO 80209.

Dividends

We have not declared or paid any cash dividends on our common stock, and we currently intend to retain future earnings, if any, to finance the expansion of our business, therefore, we do not expect to pay any cash dividends in the foreseeable future. The decision whether to pay cash dividends on our common stock will be made by our board of directors, in their discretion, and will depend on our financial condition, results of operations, capital requirements and other factors that our board of directors considers significant.

Securities Authorized for Issuance under Equity Compensation Plans

For information required by this item with respect to our equity compensation plan, please see Item 11 of this report.

Recent Issuances of Unregistered Securities

On December 19, 2016 the Company issued 3,333 shares of common stock to a consultant under the terms of a consulting services agreement which were fully vested upon date of grant.

On December 23, 2016 the Company issued 3,333 shares of common stock to consultants under the terms of a consulting services agreements which were fully vested upon date of grant.

The shares were issued in transactions that were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act, which exempts transactions by an issuer not involving any public offering. The Company relied on the representations made by the consultants. No commissions were paid and no underwriter or placement agent was involved in this transactions. Other transactions that took place during the quarter ended December 31, 2016 pursuant to which we issued unregistered securities have been reported on the Current Reports on Form 8-K we filed with the Securities and Exchange Commission.

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

Except where indicated, all share and per share data in this section, as well as the consolidated financial statements, reflect the 1 for 15 reverse stock split of the Company’s common stock effected on March 1, 2017.

Overview of Our Business

We provide a number of different technology products and services to private, public and government entities. Our business operates in four segments, namely mobile, IoT and Big Data products, storage and computing, SaaS revenues, and professional services. Our premier product secures, digitizes and optimizes the interior of any premises with indoor positioning and data analytics that provide rich positional information, similar to a global positioning system, and browser-like intelligence for the indoors. Other products and services that we provide include enterprise computing and storage, virtualization, business continuity, data migration, custom application development, networking and information technology, and business consulting services.

Our storage and computing segment revenues are typically driven by purchase orders that are received on a monthly basis. Approximately 36% of the revenues from these storage and computing purchase orders are recurring contracts that range from one to five years for warranty and maintenance support. For these contracts the customer is invoiced one time and pays Inpixon upfront for the full term of the warranty and maintenance contract. Revenue from these contracts is determinable ratably over the contract period with the unearned revenue recorded as deferred revenue and amortized over the contract period. We have a 30-year history and a high repeat customer rate of approximately 55% annually. Our revenues are diversified over hundreds of customers and typically no one customer exceeds 15% of revenues however from time to time a large order from a customer could put it temporarily above 15%. We have one customer that represented approximately 28% of our revenues for the year ending December 31, 2016 but we do not anticipate that this customer will continue to maintain that percentage as our revenues expand across other customers in 2017 especially into the federal government vertical with the Integrio acquisition. Management believes this diversification provides stability to our revenue streams.

Our Software-as-a-Service (SaaS) contracts are typically performed for periods of one or more years and we have a high customer retention rate. Inpixon’s SaaS products include: eTearsheets, invoicing, CRM, and other products and services to approximately 792 newspapers in the Cloud. Cloud or SaaS based analytics is a growing market that Inpixon intends to pursue beyond the media vertical that we are in today.

Our mobile, IoT and Big Data sales are expected to grow significantly in 2017; however, sales cycles proved to be longer than we expected in 2016. The long sales cycles result from customer related issues such as budget and procurement processes but also because of the early stages of indoor-locationing technology and the learning curve required for customers to implement such solutions. This is improving with the increased presence and awareness of beacon and wi-fi locationing technologies in the market.

Our professional services group provides consulting services ranging from enterprise architecture design to custom application development to data modeling. We offer a full scope of information technology development and implementation services with expertise in a broad range of IT practices including project design and management, systems integration, outsourcing, independent validation and verification, cyber security and more.

Inpixon has many key vendor, technology, wholesale distribution and strategic partner relationships. These relationships are critical for us to deliver solutions to our customers. We have a variety of vendors and also products that we provide to our customers, and most of these products are purchased through the distribution partners. We also have joint venture partnerships and teaming agreements with various technology and service providers for this segment as well as our other business segments. These relationships range from joint-selling activities to product integration efforts.

In addition our business is required to meet certain regulatory requirements. The federal government agencies who are our customers in particular have a range of regulatory requirements including ITAR certifications, DCAA compliancy in our government contracts and other technical or security clearance requirements as may be required from time to time.

We experienced a net loss of $27.5 million for the year ended December 31, 2016. We cannot assure that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. In order to continue our operations, we have supplemented the revenues we earned with proceeds from the sale of our equity and debt securities and proceeds from loans and bank credit lines. Furthermore, except as discussed in this report, we have no committed source of financing and we cannot assure that we will be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to scale back our business operations by reducing expenditures for employees, consultants, business development and marketing efforts, selling assets or one or more segments of our business, or otherwise severely curtailing our operations.

Recent Events

September 2015 Public Offering

On September 25, 2015, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with B. Riley & Co., LLC, as representative of the several underwriters named therein (the “Underwriters”), relating to the issuance and sale of 350,000 shares of the Company’s common stock, par value $0.001 per share. The price to the public in this offering was $15.00 per share. Under the terms of the Underwriting Agreement, the Company also granted the Underwriters an option, exercisable for 30 days from the closing date, to purchase up to an additional 52,500 shares at the public offering price. The offering was made pursuant to the Company’s registration statement on Form S-3 filed with the Securities and Exchange Commission and declared effective May 28, 2015 and a related prospectus supplement filed with the Securities and Exchange Commission.

The offering closed September 30, 2015. After deducting underwriting discounts and commissions and offering expenses, the net proceeds from the offering were approximately $4.7 million. The net proceeds from the offering were used for general corporate purposes, which included business development activities, capital expenditures, working capital and general and administrative expenses.

August 2016 Sale of Securities

On August 9, 2016, the Company entered into a Purchase Agreement with Hillair Capital Investments L.P. pursuant to which it issued and sold (i) an 8% Original Issue Discount Senior Convertible Debenture in an aggregate principal amount of $5,700,000 due on August 9, 2018 and (ii) 2,250 shares of newly created Series 1 Convertible Preferred Stock, par value $0.001 per share, for an aggregate purchase price of $5,000,000.

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

The debenture is convertible into common stock at any time at the option of the holder at a conversion price of $22.50 per share, subject to adjustments provided in the agreement. In addition, under the terms of the agreement if, at any time following the six month anniversary of the original issue date or, in the event the Company sells or grants any option to purchase or sells or grants any right to reprice, or otherwise disposes of or issues any shares of common stock or common stock equivalents at an effective price per share that is lower than the conversion price then the conversion price is reduced to equal the lower price. The conversion price will have a floor $7.05 per share.

The Series 1 Convertible Preferred Stock authorized has a stated price of $1,000 per share, par value of $0.001 and the Company is authorized to issue 5,000,0000 shares. The Series 1 Convertible Preferred Stock is not cumulative, has no redemption features outside the control of the Company, has a liquidation preference of $2,250,000 and is subject to certain typical anti-dilution provisions, such as in the event of the payment of a stock dividend or upon the Company effecting a stock split.

The Series 1 Convertible Preferred Stock is convertible at any time by the shareholder at $22.50 per share. In addition, under the terms of the agreement if, at any time following the six month anniversary of the original issue date or, in the event the Company sells or grants any option to purchase or sells or grants any right to reprice, or otherwise disposes of or issues any shares of common stock or common stock equivalents at an effective price per share that is lower than the conversion price, then the conversion price is reduced to equal the lower price. The conversion price will have a floor $7.05 per share. The holders of the Company’s Series 1 Convertible Preferred Stock have no voting rights.

GemCap Lending Loan Agreement

The Company and its wholly-owned subsidiaries, Inpixon USA and Inpixon Federal (jointly and severally, the “Borrower”), entered into a Loan and Security Agreement (the “Loan Agreement”) with GemCap Lending I, LLC, a Delaware limited liability company (the “Lender”) dated as of November 14, 2016.

Under the terms of the Loan Agreement, and subject to the satisfaction of certain conditions to funding, the Lender has agreed to make revolving credit loans to the Borrower in an aggregate principal amount which does not exceed 85% of Eligible Accounts (as defined in the Loan Agreement) at any one time outstanding, net of all taxes, discounts, allowances and credits given or claimed, provided that in no event can the aggregate amount of the revolving credit loans outstanding at any time exceed $10 million (subject to certain conditions). All amounts due under the Loan Agreement upon funding will be secured by the assets of the Company.

Borrowings pursuant to the Loan Agreement bear interest at an annual rate equal to the greater of (a) 9.5% and (b) the sum of (i) the “Prime Rate” as reported in the “Money Rates” column of The Wall Street Journal, adjusted as and when such Prime Rate changes, plus (ii) 6%. The interest rate on borrowings is subject to increase by 4% if an event of default has occurred and is continuing.

In connection with the Loan Agreement, the Borrower paid to the Lender a $100,000 closing fee. The Lender will also receive (a) an annual line fee equal to $100,000; (b) an unused line fee equal to 0.5% of the daily average unused portion of the maximum amount of Availability (as defined in the Loan Agreement), calculated on an annualized basis, due and payable monthly; (c) a loan administration and monitoring fee equal to 0.5% of the daily average used portion of Availability calculated on a monthly basis, due and payable monthly; and (d) certain other audit and wire fees.

Upon closing, the Loan Agreement provided the Borrower with a revolving line of credit, the proceeds of which were used to repay in full the existing indebtedness owed to Western Alliance Bank, as successor in interest to Bridge Bank, N.A.; pay certain expenses related to obtaining the revolving line of credit and for general working capital purposes.

GemCap Loan Agreement and Loan Schedule Amendment 1

On December 9, 2016, the Borrower entered into Amendment Number 1 to the Loan Agreement and to the Loan Agreement Schedule (the “Amendment”), to amend the Loan Agreement with the Lender, including:

●	Amending the definition of “Borrowing Base” in the Loan Agreement, under which Borrower Base will be calculated at any time as the sum of (i) at any time as the product obtained by multiplying the outstanding amount of all Eligible Accounts (not including and specifically excluding Eligible Unbilled Accounts), net of all taxes, discounts, allowances and credits given or claimed, by up to eighty-five percent (85%), and (ii) (A) for the period from December 9, 2016 through and including January 9, 2017, the product obtained by multiplying the amount of only Eligible Unbilled Accounts net of all taxes, discounts, allowances and credits given or claimed, by up to eighty- five percent (85%), (B) for the period from January 10, 2017 through and including February 8, 2017, the product obtained by multiplying the amount of only Eligible Unbilled Accounts net of all taxes, discounts, allowances and credits given or claimed, by up to seventy percent (70%), (C) for the period from February 9, 2017 through and including March 9, 2017, the product obtained by multiplying the amount of only Eligible Unbilled Accounts net of all taxes, discounts, allowances and credits given or claimed, by up to fifty percent (50%), and (D) from and after March 10, 2017, the product obtained by multiplying the amount of only Eligible Unbilled Accounts net of all taxes, discounts, allowances and credits given or claimed, by zero percent (0%), it being the understanding of Borrower, that on and after March 10, 2017, Lender shall not make advances against Eligible Unbilled Accounts; provided, that, at all times, the aggregate amount of Eligible Unbilled Accounts shall not exceed twenty percent (20%) of the aggregate amount of Eligible Accounts.

●	Adding the definition of “Eligible Unbilled Accounts” to the Loan Agreement, which means accounts (i) for which goods are to be provided to an account debtor or work or services are to be performed for an account debtor and the Borrower has not invoiced the account debtor within thirty (30) days after such accounts are first included on the Borrowing Certificate, and (ii) which otherwise satisfy (1), (3), (5) through and including (12) and (14) through and including (22) of the definition of Eligible Accounts as provided in the Loan Agreement.

●	Amending the deadline for Borrower to deliver Monthly Financial Statements (as defined in the Loan Schedule) to Lender from not later than twenty (20) days after the end of each calendar month to not later than thirty (30) days after the end of each calendar month.

●	Adding “Inventory schedules” to the definition of “Other Weekly Reports” under the Loan Schedule.

In connection with the Amendment, the Lender agreed to (i) waive any default of the Borrower under the Loan Agreement and the Loan Schedule arising from the Borrower’s failure to deposit Collections of Accounts (as defined in the Loan Agreement) received by the Borrower in the account designated by the Lender for the period from November 21, 2016 through and including December 6, 2016 and (ii) provide the Borrower with additional availability for unbilled accounts in accordance with the Amendment.

In consideration of the Lender’s consent to waive the default and the accommodation to provide additional availability, the Borrower agreed to pay all of the Lender’s fees and costs, including the Lender’s attorneys’ fees and costs, in respect of the transactions regarding the Amendment and an accommodation fee of $50,000.

December 2016 Registered Direct Offering

On December 12, 2016, the Company entered into a Securities Purchase Agreement with certain investors (the “Investors”) for the sale by the Company of 333,333 shares (the “Common Shares”) of the Company’s common stock at a purchase price of $6.00 per share. Concurrently with the sale of the Common Shares, pursuant to the Purchase Agreement the Company also sold warrants to purchase up to 250,000 shares of common stock (the “Warrants”). The aggregate gross proceeds for the sale of the Common Shares and Warrants was approximately $2.0 million. Subject to certain ownership limitations, the Warrants will be exercisable on the 6-month anniversary of the issuance date at an exercise price equal to $6.75 per share of common stock (the “Exercise Price”), subject to adjustments as provided under the terms of the Warrants. The Warrants are exercisable for five and a half years from the initial issuance date.

The net proceeds to the Company from the transactions, after deducting the placement agent’s fees and expenses but before paying the Company’s estimated offering expenses, and excluding the proceeds, if any, from the exercise of the Warrants was approximately $1.8 million. The Company intends to use the net proceeds from the transactions for general corporate purposes, which may include business development activities, capital expenditures, working capital and general and administrative expenses.

The Common Shares (but not the Warrants or shares issuable upon exercise of the Warrants) were offered and sold by the Company pursuant to a prospectus supplement dated as of December 12, 2016, which was filed with the Securities and Exchange Commission, in connection with a takedown from the Company’s effective shelf registration statement on Form S-3, which was filed with the Securities and Exchange Commission on May 14, 2016 and subsequently declared effective on May 28, 2016 (File No. 333-204159), and a related prospectus dated as of May 28, 2016 contained in such registration statement.

Company Name Change and Stock Split

On February 27, 2017, the Company, then known as Sysorex Global, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Inpixon, its wholly-owned Nevada subsidiary formed solely for the purpose of changing the Company’s corporate name from Sysorex Global to Inpixon (the “Name Change”). In accordance with the Merger Agreement, effective as of March 1, 2017 (the “Effective Date”), the subsidiary was merged with and into the Company with the Company as the surviving corporation (the “Merger”). In accordance with Section 92A.180 of the Nevada Revised Statutes, stockholder approval of the Merger was not required.

As part of the Company’s Name Change, each of the Company’s subsidiaries also amended their corporate charters to change their names from Sysorex USA, Sysorex Government Services, Inc., and Sysorex Canada Corp. to Inpixon USA, Inpixon Federal, Inc., and Inpixon Canada, Inc., respectively, effective as of March 1, 2017.

Also on the Effective Date, the Company filed a Certificate of Amendment to its Articles of Incorporation (the “Amendment”) with the Secretary of State of the State of Nevada to effect a 1-for-15 reverse stock split (the “Reverse Stock Split”) of the Company’s common stock. Pursuant to the Amendment, effective as of the Effective Date, every 15 shares of the issued and outstanding common stock were converted into one share of common stock, without any change in the par value per share. The Reverse Stock Split was approved by the Company’s stockholders at its 2016 annual meeting of stockholders held on November 8, 2016.

The common stock began trading on a Reverse Stock Split-adjusted basis on the NASDAQ Capital Market at the opening of trading on March 1, 2017. In connection with the Reverse Stock Split and the Name Change, the common stock also commenced trading under a new NASDAQ symbol, “INPX,” and a new CUSIP number, 45790J107, at such time.

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

Our significant accounting policies are discussed in Note 2 of the audited financial statements for the years ended December 31, 2016 and 2015. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. There have been no changes to estimates during the periods presented in the filing. Historically changes in management estimates have not been material.

Revenue Recognition

We provide IT solutions and services to customers with revenues currently derived primarily from the sale of third-party hardware and software products, software, assurance, licenses and other consulting services, including maintenance services. The products and services we sell, and the manner in which they are bundled, are technologically complex and the characterization of these products and services requires judgment in order to apply revenue recognition policies. For all of these revenue sources, we determine whether we are the principal or the agent in accordance with Accounting Standards Codification Topic, 605-45 Principal Agent Considerations.

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

When assessing the recoverability of our long-lived assets, which include property and equipment and finite-lived intangible assets, we make assumptions regarding estimated future cash flows and other factors. Some of these assumptions involve a high degree of judgment and also bear a significant impact on the assessment conclusions. Included among these assumptions are estimating undiscounted future cash flows, including the projection of comparable sales, operating expenses, capital requirements for maintaining property and equipment and residual value of asset groups. We formulate estimates from historical experience and assumptions of future performance, based on business plans and forecasts, recent economic and business trends, and competitive conditions. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge. Based on our evaluation we did not record a charge for impairment for the years ended December 31, 2016 and, 2015.

We evaluate the remaining useful lives of long-lived assets and identifiable intangible assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. Such events or circumstances may include (but are not limited to): the effects of obsolescence, demand, competition, and/or other economic factors including the stability of the industry in which we operate, known technological advances, legislative actions, or changes in the regulatory environment. If the estimated remaining useful lives change, the remaining carrying amount of the long-lived assets and identifiable intangible assets would be amortized prospectively over that revised remaining useful life. We have determined that there were no events or circumstances during the years ended December 31, 2016 and 2015 which would indicate a revision to the remaining amortization period related to any of our long lived assets. Accordingly, we believe that the current estimated useful lives of long-lived assets reflect the period over which they are expected to contribute to future cash flows and are therefore deemed appropriate.

Goodwill and Indefinite-lived Assets

We have recorded goodwill and other indefinite-lived assets in connection with our acquisitions of Lilien, Shoom, AirPatrol, LightMiner and Integrio. Goodwill, which represents the excess of acquisition cost over the fair value of the net tangible and intangible assets of the acquired company, is not amortized. Indefinite-lived intangible assets are stated at fair value as of the date acquired in a business combination. Our goodwill balance and other assets with indefinite lives are evaluated for potential impairment during the fourth quarter of each year and in certain other circumstances. The evaluation of impairment involves comparing the current fair value of the business to the recorded value, including goodwill. To determine the fair value of the business, we utilize both the income approach, which is based on estimates of future net cash flows, and the market approach, which observes transactional evidence involving similar businesses. As discussed further in Note 12 to the “Notes to Consolidated Financial Statements” during the fourth quarter of the year ended December 31, 2016 we recognized a $7.4 million non-cash goodwill impairment charge related to our Mobile IoT & Big Data Products reporting unit.

Deferred Income Taxes

In accordance with ASC 740 “Income Taxes” (“ASC 740”), management routinely evaluates the likelihood of the realization of its income tax benefits and the recognition of its deferred tax assets. In evaluating the need for any valuation allowance, management will assess whether it is more likely than not that some portion, or all, of the deferred tax asset may not be realized. Ultimately, the realization of deferred tax assets is dependent upon the generation of future taxable income during those periods in which temporary differences become deductible and/or tax credits and tax loss carry-forwards can be utilized. In performing its analyses, management considers both positive and negative evidence including historical financial performance, previous earnings patterns, future earnings forecasts, tax planning strategies, economic and business trends and the potential realization of net operating loss carry-forwards within a reasonable timeframe. To this end, management considered (i) that we have had historical losses in the prior years and cannot anticipate generating a sufficient level of future profits in order to realize the benefits of our deferred tax asset; (ii) tax planning strategies; and (iii) the adequacy of future income as of and for the year ended December 31, 2016, based upon certain economic conditions and historical losses through December 31, 2016. After consideration of these factors management deemed it appropriate to establish a full valuation allowance.

A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax filings that do not meet these recognition and measurement standards. As of December 31, 2016 and 2015, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the years ended December 31, 2016 and 2015.

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

As of December 31, 2016 and 2015, allowance for credit losses included an allowance for doubtful accounts of approximately $378,000 and $285,000, respectively, due to the aging of the items greater than 120 days outstanding and other potential non-collections.

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

The principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:

	December 31, 2016	December 31, 2015
Risk-free interest rate	1.35% to 1.47%	1.73% to 2.27%
Expected life of option grants	7 years	7 years
Expected volatility of underlying stock	47.47% to 49.02%	39.4% to 51.45%
Dividends	-	-

Operating Segments

The Company operates in the following business segments:

●	Mobile, IoT & Big Data Products: This segment currently includes our Inpixon product (formerly AirPatrol and Lightminer but now integrated as one). Inpixon’s Indoor Positioning and Data Analytics is based on a unique and proprietary sensor technology that finds all accessible cellular, Wi-Fi and Bluetooth signals and then uses a lightning fast data mining engine to deliver visibility and business intelligence based on the industry.

●	Storage and Computing: This segment includes third party hardware, software and related maintenance/warranty products and services that Inpixon resells. It includes but is not limited to products for enterprise computing; storage; virtualization; networking; etc.

●	SaaS Revenues: These are Software-as-a-Services (SaaS) or internet based hosted services including the Shoom product line and other data science services.

●	Professional Services: These are general IT services including but not limited to: custom application/software design; architecture and development; project management; C4I system consulting; strategic outsourcing; staff augmentation; data center design and operations services; data migration services and other non-SaaS services.

Results of Operations

Year Ended December 31, 2016 compared to the Year Ended December 31, 2015

The following table sets forth selected consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	Years ended
	December 31, 2016		December 31, 2015
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	% Change

Product Revenues	$37,510	71%	$51,381	77%	(27)%
Services Revenues	$15,657	29%	$15,576	23%	1%
Cost of net revenues - Products	$29,025	55%	$40,763	61%	(29)%
Cost of net revenues - Services	$9,215	17%	$6,865	10%	34%
Gross profit	$14,927	28%	$19,329	29%	(23)%
Operating expenses	$38,650	73%	$30,741	46%	26%
Loss from operations	$(23,723)	(45)%	$(11,412)	(17)%	108%
Net loss	$(27,503)	(52)%	$(11,729)	(18)%	134%
Net loss attributable to stockholders	$(27,114)	(51)%	$(11,719)	(18)%	131%

Revenues

Revenues for the year ended December 31, 2016 were $53.2 million compared to $67.0 million for the comparable period in the prior year. The decrease of $13.8 million, or approximately 20.6%, is primarily associated with a decline in revenues earned by the storage and computing segment. Revenue earned by mobile, IoT & Big Data products and services for the year ended December 31, 2016 was $1.6 million compared to $1.7 million for the prior year period. Revenue earned by storage and computing products and services was $36.1 million for the year ended December 31, 2016 as compared to $50.0 million for the prior year period. SaaS revenue was $3.3 million during the year ended December 31, 2016 as compared to $3.7 million during the prior year period. Professional services revenue was $12.2 million during the year ended December 31, 2016 and $11.6 million during the prior year period. Revenues declined during the year ended December 31, 2016 because of the challenges the Value-Added Reseller (VAR) industry is facing with customers moving to Cloud services; refreshing technology less frequently as products improve and more SaaS based solutions in the market place. These industry wide factors impacted our Storage & Computing and Professional Services segment significantly in 2016. We have taken steps to address this decline by diversifying our customer base to now include federal government customers with the Integrio acquisition. Federal government customers are not making these changes as quickly and the expanded customer base will allow us to grow these segments.

Cost of Revenues

Cost of revenues for the year ended December 31, 2016 was $38.2 million compared to $47.6 million for the comparable period in the prior year. This decrease of $9.4 million, or approximately 19.7%, was primarily attributable to lower sales. Mobile, IoT & Big Data products cost of net revenues was $553,000 for the year ended December 31, 2016 as compared to $510,000 for the prior year period. Storage and computing cost of net revenues was $28.5 million for the year ended December 31, 2016, and $40.3 million for the prior year period. SaaS cost of net revenues was $938,000 during the year ended December 31, 2016 and $824,000 during the prior year period. Professional services cost of net revenues was $8.3 million during the year ended December 31, 2016 and $6.0 million during the prior year period.

The gross profit margin for the year ended December 31, 2016 was 28% compared to 29% for the year ended December 31, 2015. This decrease in margin is based on the sales mix. Mobile, IoT & Big Data products gross margins for the year ended December 31, 2016 and 2015 were 66% and 69%, respectively. Gross margins for the storage and computing segment for the year ended December 31, 2016 and 2015 were 21% and 19%, respectively. Gross margins for SaaS revenues for the year ended December 31, 2016 and 2015 were 71% and 78%, respectively. Gross margins for professional services revenues for the year ended December 31, 2016 and 2015 were 32% and 48%, respectively.

Operating Expenses

Operating expenses for the year ended December 31, 2016 were $38.7 million and $30.7 million for the comparable period ended December 31, 2015. This increase of $8.0 million includes a $1.6 million increase in research and development costs associated with new product development, a $1.1 million increase in general and administrative costs primarily attributable to an increase in amortization of internally developed software and stock-based compensation, a non-cash goodwill impairment charge of $7.4 million, a $0.5 million increase in acquisition related costs associated with the Integrio acquisition, a $0.4 million increase in the amortization of intangibles offset by a $3.0 million decrease in sales and marketing expenses related to the decrease in sales in the period.

Loss From Operations

Loss from operations for the year ended December 31, 2016 was $23.7 million as compared to $11.4 million for the comparable period in the prior year. This increase of $12.3 million was primarily attributable to a decrease in gross profit of approximately $4.4 million and an increase in operating expenses of approximately $7.9 million which includes a non-cash goodwill impairment charge of $7.4 million.

Other Income/Expense

Other income/expense consisted primarily of interest expense, reserve for recoverability of note receivable, loss on the disposition of assets and change in the fair value of shares to be issued. Interest expenses for the years ended December 31, 2016 and 2015 were $1,743,000 and $448,000, respectively. The increase of approximately $1.3 million was primarily attributable to interest attributable to the August 2016 Senior Convertible Debenture and a higher revolving line of credit balance. For the year ended December 31, 2016, other income/expense included a $1,077,000 reserve for recoverability of note receivable, a $338,000 expense for AirPatrol pre-acquisition obsolete inventory offset by $72,000 of interest income.

Provision for Income Taxes

There was no provision for income taxes for the years ended December 31, 2016 and 2015 as the Company was in a net taxable loss position. Deferred tax assets resulting from such losses are fully reserved as of December 31, 2016 and 2015 since, at present the Company has no history of taxable income and it is more likely than not that such assets will not be realized.

Net Loss Attributable To Non-Controlling Interest

Net loss attributable to non-controlling interest for the years ended December 31, 2016 and December 31, 2015 were $389,000 and $10,000, respectively. This increase in loss of $379,000 was attributable to an increased loss incurred at Sysorex Arabia due to reserve related to the settlement of obligations related to the wind down of the entity.

Net Loss Attributable To Stockholders of Inpixon

Net loss attributable to stockholders of Inpixon for the year ended December 31, 2016 was $27.1 million compared to $11.7 million for the comparable period in the prior year. This increase in loss of $15.4 million was attributable to the changes described for the various reporting captions discussed above.

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

Adjusted EBITDA for the year ended December 31, 2016 was a loss of $9.8 million compared to a loss of $3.4 million for the prior year period.

The following table presents a reconciliation of net income/loss attributable to stockholders of Inpixon, which is our GAAP operating performance measure, to Adjusted EBITDA for the year ended December 31, 2016 and 2015 (in thousands):

	For the Years Ended December 31,
	2016	2015
Net loss attributable to stockholders	$(27,114)	$(11,719)
Adjustments:
Non-recurring one-time charges:
Provision for doubtful accounts	685	1,206
Reserve for recoverability of note receivable	1,077	--
Costs associated with public offering	4	46
Acquisition transaction/financing costs	876	355
Severance	55	307
(Gain)/Loss on the settlement of obligations	(1,541)	85
Change in the fair value of shares to be issued	(13)	(211)
Change in the fair value of derivative liability	(51)	--
Stock-based compensation - compensation and related benefits	1,377	1,424
Interest expense	1,743	448
Impairment of goodwill	7,400	--
Depreciation and amortization	5,662	4,647
Adjusted EBITDA	$(9,840)	$(3,412)

We rely on Adjusted EBITDA, which is a non-GAAP financial measure for the following:

●	To review and assess the operating performance of our Company as permitted by Accounting Standards Codification Topic 280, Segment Reporting;

●	To compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	As a basis for allocating resources to various projects;

●	As a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	To evaluate internally the performance of our personnel.

We have presented Adjusted EBITDA above because we believe it conveys useful information to investors regarding our operating results. We believe it provides an additional way for investors to view our operations, when considered with both our GAAP results and the reconciliation to net income (loss). By including this information we can provide investors with a more complete understanding of our business. Specifically, we present Adjusted EBITDA as supplemental disclosure because of the following:

●	We believe Adjusted EBITDA is a useful tool for investors to assess the operating performance of our business without the effect of interest, income taxes, depreciation and amortization and other non-cash items including stock based compensation, amortization of intangibles, change in the fair value of shares to be issued, change in the fair value of derivative liability, impairment of goodwill and one time charges including gain/loss on the settlement of obligations, severance costs, provision for doubtful accounts, acquisition costs and the costs associated with the public offering.

●	We believe that it is useful to provide to investors with a standard operating metric used by management to evaluate our operating performance; and

●	We believe that the use of Adjusted EBITDA is helpful to compare our results to other companies.

Even though we believe Adjusted EBITDA is useful for investors, it does have limitations as an analytical tool. Thus, we strongly urge investors not to consider this metric in isolation or as a substitute for net income (loss) and the other consolidated statement of operations data prepared in accordance with GAAP. Some of these limitations include the fact that:

●	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

●	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

●	Adjusted EBITDA does not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our debt;

●	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;

●	Adjusted EBITDA does not reflect income or other taxes or the cash requirements to make any tax payments; and

●	Other companies in our industry may calculate Adjusted EBITDA differently than we do, thereby potentially limiting its usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA should not be considered a measure of discretionary cash available to us to invest in the growth of our business or as a measure of performance in compliance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and providing Adjusted EBITDA only as supplemental information.

Proforma Non-GAAP Net Loss per Share

Basic and diluted net loss per share for the twelve months ended December 31, 2016 was ($15.61) compared to ($8.30) for the prior year period. This increase was attributable to the changes discussed in our results of operations.

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

Proforma non-GAAP net loss per basic and diluted common share for the twelve months ended December 31, 2016 was ($7.44) compared to a loss of ($3.20) per share for the prior year period.

The following table presents a reconciliation of net loss per basic and diluted share, which is our GAAP operating performance measure, to proforma non-GAAP net loss per share for the periods reflected (in thousands, except per share data):

	Years Ended December 31,
(thousands, except per share data)	2016	2015
Net loss attributable to stockholders	$(27,114)	$(11,719)
Adjustments:
Non-recurring one-time charges:
Provision for doubtful accounts	685	1,206
Reserve for recoverability of note receivable	1,077	--
Costs associated with public offering	4	46
Acquisition transaction/financing costs	876	355
Severance	55	307
(Gain)/Loss on the settlement of obligations	(1,541)	85
Change in the fair value of shares to be issued	(13)	(211)
Change in the fair value of derivative liability	(51)	--
Stock-based compensation - compensation and related benefits	1,377	1,424
Impairment of goodwill	7,400	--
Amortization of intangibles	4,328	3,994
Proforma non-GAAP net loss	$(12,917)	$(4,513)
Proforma non-GAAP net loss per basic and diluted common share	$(7.44)	$(3.20)
Weighted average basic and diluted common shares outstanding	1,737,120	1,412,094

We rely on proforma non-GAAP net loss per share, which is a non-GAAP financial measure:

●	To review and assess the operating performance of our Company as permitted by Accounting Standards Codification Topic 280, Segment Reporting;

●	To compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	As a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	To evaluate internally the performance of our personnel.

We have presented proforma non-GAAP net loss per share above because we believe it conveys useful information to investors regarding our operating results. We believe it provides an additional way for investors to view our operations, when considered with both our GAAP results and the reconciliation to net income (loss), and that by including this information we can provide investors with a more complete understanding of our business. Specifically, we present proforma non-GAAP net loss per share as supplemental disclosure because:

●	We believe proforma non-GAAP net loss per share is a useful tool for investors to assess the operating performance of our business without the effect of non-cash items including stock based compensation, amortization of intangibles and one time charges including gain on the settlement of obligations, severance costs, provision for doubtful accounts, change in the fair value of shares to be issued, acquisition costs and the costs associated with the public offering.

●	We believe that it is useful to provide to investors a standard operating metric used by management to evaluate our operating performance; and

●	We believe that the use of proforma non-GAAP net loss per share is helpful to compare our results to other companies.

Liquidity and Capital Resources as of December 31, 2016

Our current capital resources and operating results as of and through December 31, 2016, consist of:

1)	an overall working capital deficit of $21.0 million;

2)	cash of $1.8 million;

3)	the credit facility for up to $10 million which we borrow against based on eligible assets with a maturity date of November 14, 2018 of which $6.7 million is utilized; and

4)	net cash used in operating activities of $2.8 million.

We believe our total working capital deficit of $21.0 million does not represent a severe impediment to our operations and growth when its principal components are separately identified and analyzed and the anticipated growth of our business is taken into account. The breakdown of our overall working capital deficit is as follows (in thousands):

	Current	Current
Working Capital	Assets	Liabilities	Net
Cash	$1,821	$--	$1,821
Accounts receivable / accounts payable	11,788	23,027	(11,239)
Notes and other receivables	362	--	362
Prepaid licenses and contracts / deferred revenue	13,321	15,043	(1,722)
Short term debt	--	6,887	(6,887)
Other	2,852	6,210	(3,358)
Net	$30,144	$51,167	$(21,023)

Deferred revenue exceeds the related prepaid contracts by $1.7 million and other liabilities exceed other assets by $3.4 million. These deficits are expected to be funded by our anticipated cash flow from operations, as described below, over the next twelve months. We do not believe that the credit facility, with a balance of $6.7 million at December 31, 2016 will have a material adverse effect on our liquidity in the next twelve months as the credit facility principal balance is not due until November 2018.

Net cash used in operating activities during the year ended December 31, 2016 of $2.8 million consists of net loss of $27.5 million less non-cash expenses of $15.4 million and net cash provided of $9.3 million in changes in operating assets and liabilities. We expect net cash from operations to increase during 2017 as:

1)	Our services are growing and becoming a larger part of our sales mix. These services generate gross margins of 40-60% and will be a larger contribution to our cash flow in the future.

2)	Inpixon was awarded two large multiple-award government IDIQ Contracts in 2015 (NASA SEWP and NIH CIO-CS) that enable Inpixon to capture task orders issued by any government agency under these contract vehicles. The Company has captured task orders under the NASA SEWP contract and believes that it will be successful in securing additional task orders under both of these contracts, however there are no assurances that additional task orders under the contracts will ultimately be awarded to the Company. If such task orders are secured, then these contracts will provide the opportunity to increase our revenue and cash flows.

3)	Inpixon is generating revenue from new versions of its Inpixon product line that will contribute to operating cash flow.

The Company’s capital resources as of December 31, 2016, availability on the $10.0 million line of credit (of which $6.7 million is utilized as of December 31, 2016), higher margin business line expansion and recent contract awards, may not be sufficient to fund planned operations during 2017. The Company also has an effective registration statement on Form S-3 which will allow it to raise additional capital from the sale of its securities, subject to certain limitations for registrants with a market capitalization of less than $75 million. The information in this Form 10-K concerning the Company’s Form S-3 registration statement does not constitute an offer of any securities for sale. If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months, the Company may need to curtail certain aspects of its expansion activities or consider other means of obtaining additional financing, such as through the sale of assets or of a business segment, although there is no guarantee that the Company could obtain the financing necessary to continue its operations.

Our consolidated financial statements as of December 31, 2016 have been prepared under the assumption that we will continue as a going concern for the next twelve months from the date the financial statements are issued. Our independent registered public accounting firm has issued a report as of December 31, 2016 that includes an explanatory paragraph referring to our recurring and continuing losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Management’s plans and assessment of the probability that such plans will mitigate and alleviate any substantial doubt about the Company’s ability to continue as a going concern, is dependent upon the ability to obtain additional equity or debt financing, attain further operating efficiency, reduce expenditures, and, ultimately, to generate sufficient levels of revenue, which together represent the principal conditions that raise substantial doubt. Our consolidated financial statements as of December 31, 2016 do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources – GemCap Lending

See the discussion above in the section titled “Recent Events – GemCap Lending Loan Agreement” for information concerning this loan.

As of December 31, 2016, the principal amount outstanding under the Loan Agreement was $6.7 million.

Liquidity and Capital Resources as of December 31, 2016 Compared With December 31, 2015

The Company’s net cash flows used in operating, investing and financing activities for the year ended December 31, 2016 and 2015 and certain balances as of the end of those periods are as follows (in thousands):

	Years Ended December 31,
	2016	2015
Net cash used in operating activities	$(2,785)	$(8,201)
Net cash used in investing activities	(2,665)	(1,550)
Net cash provided by financing activities	3,190	10,534
Effect of foreign exchange rate changes on cash	21	49
Net increase in cash	$(2,239)	$832

	December 31, 2016	December 31, 2015
Cash and cash equivalents	$1,821	$4,060
Working capital (deficit)	$(21,023)	$(4,238)

Operating Activities for the year ended December 31, 2016

Net cash used in operating activities during the years ended December 31, 2016 and 2015 were $2.8 million and $8.2 million, respectively. The net negative cash flows related to the year ended December 31, 2016 consisted of the following (in thousands):

Net loss	$(27,503)
Non-cash income and expenses	15,440
Net change in operating assets and liabilities	9,278
Net cash used in operating activities	$(2,785)

The non-cash income and expense of $15.4 million consisted primarily of the following (in thousands):

$5,661	Depreciation and amortization expenses (including amortization of intangibles) primarily attributable to the Lilien, Shoom, AirPatrol, LightMiner and Integrio operations, which were acquired effective March 1, 2013, August 31, 2013, April 16, 2014, April 24, 2015 and November 21, 2016, respectively
7,400	Impairment of goodwill
1,077	Reserve for note receivable
1,377	Stock-based compensation expense attributable to warrants and options issued as part of Company operations and for the AirPatrol acquisition
(1,541)	Gain on settlement of obligations related to Integrio vendor liabilities
491	Amortization of debt discount
749	Reserve for settlement of bond related to the wind down of Sysorex Arabia
93	Provision for doubtful accounts
133	Other
$15,440	Total non-cash expenses

The net use of cash in the change in operating assets and liabilities aggregated $9.3 million and consisted primarily of the following (in thousands):

$2,968	Decrease in accounts receivable and other receivables
(232)	Increase in prepaid licenses and maintenance contracts
(949)	Increase in inventory and other assets
6,907	Increase in accounts payable
594	Increase in accrued liabilities and other liabilities
(10)	Decrease in deferred revenue
$9,278	Net use of cash in the changes in operating assets and liabilities

Operating Activities for the year ended December 31, 2015

Net cash flows used in operating activities during the year ended December 31, 2015 was $8.2 million and consisted of the following (in thousands):

$(11,729)	Net loss
6,414	Non-cash income and expenses
(2,886)	Net change in operating assets and liabilities
$(8,201)	Net cash used in operating activities

The non-cash income and expense of $6.4 million consisted primarily of the following (in thousands):

$4,647	Depreciation and amortization expenses (including amortization of intangibles) primarily attributable to the Lilien, Shoom, AirPatrol and LightMiner operations, which were acquired effective March 1, 2013, August 31, 2013, April 16, 2014 and April 24, 2015, respectively
1,424	Stock-based compensation expense attributable to warrants and options issued as part of Company operations and for the AirPatrol acquisition
1,032	Provision for doubtful accounts
(695)	Treasury shares received upon settlement of escrow
6	Other
$6,414	Total non-cash expenses

The net use of cash in the change in operating assets and liabilities aggregated $2.9 million and consisted primarily of the following (in thousands):

$(5,066)	Increase in accounts receivable and other receivables
(744)	Increase in prepaid licenses and maintenance contracts
(586)	Increase in inventory and other assets
1,944	Increase in accounts payable
439	Increase in accrued liabilities and other liabilities
1,127	Increase in deferred revenue
$(2,886)	Net use of cash in the changes in operating assets and liabilities

Cash Flows from Investing Activities as of December 31, 2016 and 2015

Net cash flows used in investing activities during 2016 was $2.7 million compared to net cash flows used in investing activities during 2015 of $1.6 million. Cash flows related to investing activities during the year ended December 31, 2016 include $526,000 for the purchase of property and equipment, $1.6 million investment in capitalized software, $753,000 related to the acquisition of Integrio, offset by $189,000 of cash acquired in the Integrio acquisition. The cash flows related to investing activities during the year ended December 31, 2015 included $355,000 for the purchase of property and equipment, $1.2 million investment in capitalized software and $19,000 for the purchase of LightMiner.

Cash Flows from Financing Activities as of December 31, 2016 and 2015

Net cash flows from financing activities during the years ended December 31, 2016 and 2015 were $3.2 million and $10.5 million, respectively. The positive cash flows related to the year ended December 31, 2016 were primarily comprised of $5.0 million of proceeds from the August 2016 securities offering, net proceeds of $1.7 million from the December 2016 capital raise, offset by repayments to the credit line of $1.9 million, $1.6 million repayment of the term loan and $70,000 repayment of notes payable. The positive cash flows related to the year ended December 31, 2015 were primarily comprised of $4.7 million advances from the credit line, $2 million advance from the term loan and $4.7 million from the September 2015 capital raise offset by a $764,000 repayment of the term loan and $71,000 repayment of notes payable.

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

INPIXON

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Inpixon and Subsidiaries

We have audited the accompanying consolidated balance sheets of Inpixon and Subsidiaries (formerly known as Sysorex Global and Subsidiaries) (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inpixon and Subsidiaries (formerly known as Sysorex Global and Subsidiaries), as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recurring losses from operations and expects to continue to have losses in the foreseeable future. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter,

/s/ Marcum llp

Marcum llp

New York, NY
April 17, 2017

INPIXON AND SUBSIDIARIES

(f/k/a SYSOREX GLOBAL AND SUBSIDIARIES)

CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value data)

	December 31,
	2016	2015
Assets

Current Assets
Cash and cash equivalents	$1,821	$4,060
Accounts receivable, net	11,788	12,209
Notes and other receivables	362	1,340
Inventory	1,061	755
Prepaid licenses and maintenance contracts	13,321	7,509
Assets held for sale	23	772
Prepaid assets and other current assets	1,768	1,967

Total Current Assets	30,144	28,612

Prepaid licenses and maintenance contracts, non-current	5,169	6,586
Property and equipment, net	1,385	1,392
Software development costs, net	2,058	1,281
Intangible assets, net	17,691	17,161
Goodwill	9,028	13,166
Other assets	998	517

Total Assets	$66,473	$68,715

The accompanying notes are an integral part of these consolidated financial statements.

INPIXON AND SUBSIDIARIES

(f/k/a SYSOREX GLOBAL AND SUBSIDIARIES)

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except number of shares and par value data)

	December 31,
	2016	2015

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$23,027	$9,320
Accrued liabilities	4,169	2,992
Deferred revenue	15,043	9,095
Short-term debt, net	6,887	9,417
Liabilities held for sale	2,041	2,026

Total Current Liabilities	51,167	32,850

Long Term Liabilities
Deferred revenue, non-current	5,960	7,666
Long-term debt, net	4,047	1,226
Other liabilities	371	542
Acquisition liability - Integrio	1,648	--
Acquisition liability - LightMiner	567	3,475
Total Liabilities	63,760	45,759

Commitments and Contingencies

Stockholders' Equity

Preferred stock - $0.001 par value; 5,000,000 shares authorized; 0 issued and outstanding	--	--
Convertible Series 1 Preferred Stock - $1,000.00 stated value; 5,000,000 shares authorized; 2,250 and 0 issued and outstanding at December 31, 2016 and 2015, respectively. Liquidation preference of $2,250,000 and $0 at December 31, 2016 and 2015, respectively.	1,340	--
Common stock - $0.001 par value; 50,000,000 shares authorized; 2,171,886 and 1,687,324 issued and 2,155,964 and 1,671,402 outstanding at December 31, 2016 and 2015, respectively	33	25
Additional paid-in capital	64,117	58,226
Treasury stock, at cost, 15,922 shares	(695)	(695)
Due from Sysorex Consulting Inc.	(666)	(666)
Accumulated other comprehensive income	52	31
Accumulated deficit (excluding $2,442 reclassified to additional paid in capital in quasi-reorganization)	(59,473)	(32,359)

Stockholders' Equity Attributable to Inpixon	4,708	24,562

Non- controlling Interest	(1,995)	(1,606)

Total Stockholders' Equity	2,713	22,956

Total Liabilities and Stockholders' Equity	$66,473	$68,715

The accompanying notes are an integral part of these consolidated financial statements.

INPIXON AND SUBSIDIARIES

(f/k/a SYSOREX GLOBAL AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Years Ended
	December 31,
	2016	2015
Revenues
Products	$37,510	$51,381
Services	15,657	15,576
Total Revenues	53,167	66,957

Cost of Revenues
Products	29,025	40,763
Services	9,215	6,865
Total Cost of Revenues	38,240	47,628

Gross Profit	14,927	19,329

Operating Expenses
Research and development	2,277	635
Sales and marketing	8,500	11,531
General and administrative	15,269	14,226
Acquisition related costs	876	355
Impairment of goodwill	7,400	--
Amortization of intangibles	4,328	3,994

Total Operating Expenses	38,650	30,741

Loss from Operations	(23,723)	(11,412)

Other Income (Expense)
Interest expense	(1,743)	(448)
Other income/(expense)	(266)	25
Change in fair value of derivative liability	51	--
Loss on the settlement of obligation	--	(85)
Reserve for the recoverability of note receivable	(1,077)	--
Change in fair value of shares to be issued	13	211
Total Other Income (Expense)	(3,022)	(297)

Net Loss from Continuing Operations	(26,745)	(11,709)

Net Loss from Discontinued Operations, Net of Tax	(758)	(20)

Net Loss	(27,503)	(11,729)

Net Loss Attributable to Non-controlling Interest	(389)	(10)

Net Loss Attributable to Stockholders of Inpixon	$(27,114)	$(11,719)

Net Loss Per Basic and Diluted Common Share
Loss from continuing operations attributable to common stockholders	$(15.40)	$(8.29)
Loss from discontinued operations, net of tax	$(0.21)	$(0.01)
Net Loss Per Basic and Diluted Common Share	$(15.61)	$(8.30)

Weighted Average Shares Outstanding
Basic and Diluted	1,737,120	1,412,094

The accompanying notes are an integral part of these consolidated financial statements.

INPIXON AND SUBSIDIARIES

(f/k/a SYSOREX GLOBAL AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	For the Years Ended
	December 31,
	2016	2015

Net Loss	$(27,503)	$(11,729)

Unrealized foreign exchange gain from cumulative translation adjustments	21	49

Comprehensive Loss	$(27,482)	$(11,680)

The accompanying notes are an integral part of these consolidated financial statements.

INPIXON AND SUBSIDIARIES

(f/k/a SYSOREX GLOBAL AND SUBSIDIARIES)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2016

(In thousands, except per share data)

	Series 1 Convertible				Additional			Due from	Accumulated Other		Non-	Total
	Preferred Stock		Common Stock		Paid-In	Treasury Stock		Sysorex	Comprehensive	Accumulated	Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Consulting, Inc.	Income (Loss)	Deficit	Interest	Equity
Balance - January 1, 2015	-	$-	1,313,817	$20	$52,121	-	$-	$(666)	$(18)	$(20,640)	$(1,596)	$29,221

Common shares issued for services	--	--	23,416	--	455	--	--	--	--	--	--	455
Stock options granted to employees and consultants for services	--	--	--	--	958	--	--	--	--	--	--	958
Warrants granted to consultants for services	--	--	--	--	12	--	--	--	--	--	--	12
Returned shares from AirPatrol holdback	--	--	--	--	--	(15,922)	(695)	--	--	--	--	(695)
Common shares issued for options exercised	--	--	91	--	--	--	--	--	--	--	--	--
Common shares issued for net cash proceeds from a public offering	--	--	350,000	5	4,680	--	--	--	--	--	--	4,685
Cumulative translation adjustment	--	--	--	--	--	--	--	--	49	--	--	49
Net loss	--	--	--	--	--	--	--	--	--	(11,719)	(10)	(11,729)

Balance - December 31, 2015	--	$--	1,687,324	$25	$58,226	(15,922)	$(695)	$(666)	$31	$(32,359)	$(1,606)	$22,956

Series 1 redeemable convertible preferred stock issued	2,250	1,340	--	--	--	--	--	--	--	--	--	1,340
Common shares issued for services	--	--	13,000	--	71	--	--	--	--	--	--	71
Issuance of LightMiner acquisition shares	--	--	102,895	2	2,894	--	--	--	--	--	--	2,896
Stock options granted to employees for services	--	--	--	--	1,306	--	--	--	--	--	--	1,306
Reclassification of warrants to derivative liabilities	--	--	--	--	(209)	--	--	--	--	--	--	(209)
Issuance of common stock for Integrio acquisition	--	--	35,333	1	100	--	--	--	--	--	--	101
Common shares and warrants issued for cash	--	--	333,333	5	1,729	--	--	--	--	--	--	1,734
Cumulative translation adjustment	--	--	--	--	--	--	--	--	21	--	--	21
Net loss	--	--	--	--	--	--	--	--	--	(27,114)	(389)	(27,503)

Balance - December 31, 2016	2,250	$1,340	2,171,885	$33	$64,117	(15,922)	$(695)	$(666)	$52	$(59,473)	$(1,995)	2,713

The accompanying notes are an integral part of these consolidated financial statements.

INPIXON AND SUBSIDIARIES

(f/k/a SYSOREX GLOBAL AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended
	December 31,
	2016	2015

Cash Flows from Operating Activities
Net loss	$(27,503)	$(11,729)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,333	653
Amortization of intangible assets	4,328	3,994
Impairment of goodwill	7,400	--
Stock based compensation	1,377	1,424
Change in fair value of shares to be issued	(13)	(211)
Change in fair value of derivative liability	(51)	--
Amortization of deferred financing costs	--	23
Amortization of debt discount	491	--
Compensation expense, note receivable related party	--	90
Provision for doubtful accounts	93	1,032
Reserve for settlement of bond	749	--
Reserve for note receivable	1,077	--
Amortization of technology	133	--
Other	64	19
(Gain)/Loss on settlement of obligations	(1,541)	85
Treasury shares received upon settlement of escrow	--	(695)

Changes in operating assets and liabilities:
Accounts receivable and other receivables	2,968	(5,066)
Inventory	(305)	(145)
Other current assets	67	(510)
Prepaid licenses and maintenance contracts	(232)	(744)
Other assets	(711)	69
Accounts payable	6,907	1,944
Accrued liabilities	623	586
Deferred revenue	(10)	1,127
Other liabilities	(29)	(147)
Total Adjustments	24,718	3,528
Net Cash Used in Operating Activities	(2,785)	(8,201)

Cash Flows Used in Investing Activities
Purchase of property and equipment	(525)	(355)
Investment in capitalized software	(1,576)	(1,176)
Investment in LightMiner	--	(19)
Cash acquired in Integrio Technologies acquisition	189	--
Cash paid for the acquisition of Integrio Technologies	(753)	--
Net Cash Flows Used in Investing Activities	(2,665)	(1,550)
Cash Flows provided by Financing Activities
Advances (repayment) of lines of credit	(1,863)	4,682
Advances from term loan	--	2,000
Repayment of term loan	(1,611)	(764)
Proceeds from debenture and convertible preferred stock	5,000	--
Net proceeds from the issuance of common stock and warrants	1,734	--
Advances to related party	(3)	--
Advances from related party	3	2
Net proceeds from issuance of common stock	--	4,685
Repayment of notes payable	(70)	(71)
Net Cash (Used In) Provided by Financing Activities	3,190	10,534
Effect of Foreign Exchange Rate on Changes on Cash	21	49
Net (Decrease) Increase in Cash and Cash Equivalents	(2,239)	832
Cash and Cash Equivalents - Beginning of period	4,060	3,228

Cash and Cash Equivalents - End of period	$1,821	$4,060

Supplemental Disclosure of cash flow information:
Cash paid for:
Interest	$837	$426
Income Taxes	$--	$--

Non-cash investing and financing activities
Reclassification of warrants to derivative liabilities	$(209)	$--
Fees paid and original issue discount related to the issuance of debt	$2,356	$--
Shares issued for settlement of LightMiner debt	$2,896	$--
Issuance of shares for Integrio Acquisition	$101	$--

Acquisition of LightMiner: (Note 3)
Assumption of assets other than cash (property and equipment)	$--	$225
Assumption of assets - developed technology and export license	$--	$3,479

Acquisition of Integrio Technologies: (Note 4)
Assumption of assets other than cash	$15,124	$--
Assumption of liabilities	$(15,313)	$--

The accompanying notes are an integral part of these consolidated financial statements.

INPIXON AND SUBSIDIARIES

(f/k/a SYSOREX GLOBAL AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 1 - Organization and Nature of Business and Going Concern

Inpixon f/k/a Sysorex Global, through its wholly-owned subsidiaries, Inpixon USA f/k/a Sysorex USA, Inpixon Federal, Inc. f/k/a Sysorex Government Services, Inc. (“Inpixon Federal”), Inpixon Canada, Inc. f/k/a Sysorex Canada Corp. (“Inpixon Canada”) and the majority-owned subsidiary, Sysorex Arabia LLC (“Sysorex Arabia”) (unless otherwise stated or the context otherwise requires, the terms “Inpixon” “we,” “us,” “our” and the “Company” refer collectively to Inpixon and the above subsidiaries), provides Big Data analytics and location based products and related services for the cyber-security and Internet of Things markets. The Company is headquartered in California, and has subsidiary offices in Virginia, Maryland, Oregon, Hawaii, State of Washington, California, Vancouver, Canada and Riyadh, Saudi Arabia.

On April 24, 2015, and as more fully described in Note 3, the Company completed the acquisition of substantially all of the assets of LightMiner Systems, Inc. which is in the business of developing and commercializing in-memory SQL databases. On November 21, 2016, and as more fully described in Note 4, the Company completed the acquisition of substantially all of the assets and certain liabilities of Integrio Technologies, LLC which is in the U.S. Federal Government IT contracts business.

As of December 31, 2016, the Company has a working capital deficiency of approximately $21.0 million. For the year ended December 31, 2016, the Company incurred a net loss of approximately $27.5 million and utilized cash in operations of approximately $2.8 million. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the financial statements are issued.

On August 9, 2016, the Company entered into a Securities Purchase Agreement with Hillair Capital Investments L.P. pursuant to which it issued and sold (i) an 8% Original Issue Discount Senior Convertible Debenture in an aggregate principal amount of $5,700,000 due on August 9, 2018 and (ii) 2,250 shares of newly created Series 1 Convertible Preferred Stock, par value $0.001 per share (the “Preferred Stock”, together with the Debenture, the “Securities”), for an aggregate purchase price of $5,000,000 (the “Transaction”). The Company also has a credit facility for up to $10 million which we borrow against based on eligible assets of which approximately $6.7 million is utilized. The credit facility has a maturity date of November 14, 2018. During the third quarter of 2016 the Company implemented a cost cutting program that would reduce operating expenses by approximately $1.8 million on an annual basis.

The Company’s capital resources as of December 31, 2016, including increased credit facility, net proceeds from our stock offering, convertible debenture offering, and recent contract awards, including prepayments anticipated to be received may not be sufficient to fund planned operations during 2017. While the Company also has an effective registration statement on Form S-3 which will allow it to raise additional capital from the sale of its securities, subject to certain limitations for registrants with a market capitalization of less than $75 million, if additional financing is needed we anticipate such financing will come from an increase in our credit facility rather than through a sale of equity, however, our decision will be based on our capital requirements and the terms of the various types of financing that will be available to us when we need it. The information in these consolidated financial statements concerning the Company’s Form S-3 registration statement does not constitute an offer of any securities for sale. If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months, the Company may need to further reduce costs and curtail certain aspects of our expansion activities or consider other means of obtaining additional financing, such as through a sale of its assets or a business segment, although there is no guarantee that the Company could obtain the financing necessary to continue its operations.

INPIXON AND SUBSIDIARIES

(f/k/a SYSOREX GLOBAL AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements have been prepared using the accounting records of Inpixon and its wholly-owned subsidiaries in 2016, Inpixon USA, Inpixon Federal, Inpixon Canada and its majority-owned subsidiary, Sysorex Arabia. All material inter-company balances and transactions have been eliminated.

The Company owns 50.2% of Sysorex Arabia. As of December 31, 2016 there is $23,000 reported as assets held for sale and $2,041,000 as liabilities held for sale. The Company’s Board of Directors authorized management on October 29, 2015 to close its Saudi Arabia legal entity at an appropriate time and manner as business activities have been shifted to resellers and strategic partners in the region. During the years ended December 31, 2016 and 2015 Sysorex Arabia had immaterial operations. The Company plans to close down the Sysorex Arabia entity during the year ended December 31, 2017.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each of the reporting periods. Actual results could differ from those estimates. The Company’s significant estimates consist of:

●

The valuation of the assets and liabilities acquired of Lightminer and Integrio Technologies, LLC as described in Note 3 and Note 4, respectively, as well as the valuation of the Company’s common shares issued in the transaction;

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, checking accounts, money market accounts and temporary investments with maturities of three months or less when purchased. As of December 31, 2016 and 2015 the Company had no cash equivalents.

INPIXON AND SUBSIDIARIES

(f/k/a SYSOREX GLOBAL AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 2 - Summary of Significant Accounting Policies (continued)

Restricted Cash

In connection with certain transactions, the Company may be required to deposit assets, including cash or investment shares, in escrow accounts. The assets held in escrow are subject to various contingencies that may exist with respect to such transactions. Upon resolution of those contingencies or the expiration of the escrow period, some or all the escrow amounts may be used and the balance released to the Company. As of December 31, 2016 the Company had $280,000 deposited in escrow as restricted cash for the Shoom acquisition, of which any amounts not subject to claims shall be released to the Shoom Stockholders, on a pro-rata basis, on each of the next (4) anniversary dates of the Closing Date. $70,000 of that amount is current and included in Prepaid Assets and Other Current Assets and $210,000 is non-current and included in Other Assets on the balance sheet. As of December 31, 2015 the Company had $350,000 deposited in escrow of which $70,000 was part of Prepaid Assets and Other Current Assets and the non-current portion of $282,000 was part of Other Assets on the consolidated balance sheet.

Accounts Receivable, net and Allowance for Doubtful Accounts

Accounts receivables are stated at the amount the Company expects to collect. The Company recognizes an allowance for doubtful accounts to ensure accounts receivables are not overstated due to un-collectability. Bad debt reserves are maintained for various customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings, or deterioration in the customers’ operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. The Company has recorded an allowance for doubtful accounts of $378,000 and $285,000 as of December 31, 2016 and 2015, respectively.

Inventory

Inventory is stated at the lower of cost or market utilizing the first-in, first-out method. The Company continually analyzes its slow-moving, excess and obsolete inventories. Based on historical and projected sales volumes and anticipated selling prices, the Company establishes reserves. If the Company does not meet its sales expectations, these reserves are increased. Products that are determined to be obsolete are written down to net realizable value. As of December 31, 2016 and 2015, the Company deemed any such allowance nominal.

Deferred Financing Costs

Cost incurred in conjunction with the credit line has been capitalized and will be amortized to interest expense using the straight line method, which approximates the interest rate method, over the term of the credit line and is included as a component of other assets. The Company incurred $341,000 of deferred financing costs and amortized $14,000 of those costs during the year ended December 31, 2016. As of December 31, 2016 accumulated amortization approximated $14,000. During the year ended December 31, 2015 the Company amortized $23,000 of remaining deferred financing costs from the $144,000 incurred in the year ended December 31, 2013. Costs incurred with our debt financings have been presented as a direct deduction from the carrying amount of the debt obligation, consistent with debt discounts.

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

INPIXON AND SUBSIDIARIES

(f/k/a SYSOREX GLOBAL AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 2 - Summary of Significant Accounting Policies (continued)

Intangible Assets

Intangible assets primarily consist of developed technology, customer lists/relationships, non-compete agreements, export license and trade names/trademarks. They are amortized ratably over a range of one to seven years which approximates customer attrition rate and technology obsolescence. The Company assesses the carrying value of its intangible assets for impairment each year. Based on its assessments, the Company did not incur any impairment charges for the years ended December 31, 2016 and 2015.

Goodwill

Purchased goodwill is not amortized, but instead are tested for impairment annually or when indicators of impairment exist. Goodwill impairment testing involves a comparison of the estimated fair value of reporting units to the respective carrying amount, which may be performed utilizing either a qualitative or quantitative assessment. A reporting unit is defined as an operating segment or one level below an operating segment (also known as a component). If the estimated fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the estimated fair value, then a second step is performed to determine the amount of impairment, if any. An impairment charge is the amount by which the carrying amount of goodwill exceeds the estimated implied fair value of goodwill. We estimate the implied fair value of goodwill as the excess of the estimated fair value of the reporting unit over the estimated fair value of its identifiable net assets. This is the same manner we use to recognize goodwill from a business combination. Goodwill impairment testing involves judgment, including the identification of reporting units, the estimation of the fair value of each reporting unit and, if necessary, the estimation of the implied fair value of goodwill. We have multiple operating segments, which are the same as our reportable segments. These operating segments are comprised of divisions (components), for which discrete financial information is available. Components are aggregated into reporting units for purposes of goodwill impairment testing to the extent that they share similar economic characteristics.

Fair value can be determined using market, income or cost-based approaches. Our determination of estimated fair value of the reporting units is based on a combination of the income-based and market-based approaches. Under the income-based approach, we use a discounted cash flow model in which cash flows anticipated over several future periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate risk-adjusted rate of return. We use our internal forecasts to estimate future cash flows and include an estimate of long-term growth rates based on our most recent views of the long-term outlook for each reporting unit. Actual results may differ materially from those used in our forecasts. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective reporting units and in our internally-developed forecasts. Under the market-based approach, we determine fair value by comparing our reporting units to similar businesses or guideline companies whose securities are actively traded in public markets. To further confirm fair value, we compare the aggregate fair value of our reporting units to our total market capitalization. Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. The use of alternate estimates and assumptions or changes in the industry or peer groups could materially affect the determination of fair value for each reporting unit and potentially result in goodwill impairment. We performed annual impairment testing in fiscal 2016 and 2015 and, with the exception of our Mobile, IoT & Big Data Products division which was fully impaired in fiscal 2016, we concluded that there were no other impairments of goodwill, as the estimated fair value of each of the remaining reporting units exceeded its carrying value. As discussed further in Note 12 of the “Notes to Consolidated Financial Statements”, during the fourth quarter of fiscal 2016 we recognized a $7.4 million non-cash goodwill impairment charge (net of tax). The impairment charge was primarily precipitated by the continued decline in stock price in the latter part of the year, accumulated losses in AirPatrol and the stepped up needs for liquidity more than expected in conjunction with the acquisition and integration of Integrio.

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

Research and Development

Research and development costs consist primarily of professional fees and compensation expense. All research and development costs are expensed as incurred.

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

Based on its assessments, the Company did not record any impairment charges for the years ended December 31, 2016 and 2015.

INPIXON AND SUBSIDIARIES

(f/k/a SYSOREX GLOBAL AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 2 - Summary of Significant Accounting Policies (continued)

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

Non-Controlling Interest

The Company has a 50.2% equity interest in Sysorex Arabia as of December 31, 2016 and 2015. The portion of the Company’s deficiency attributable to this third-party non-controlling interest was approximately $2.0 million and $1.6 million as of December 31, 2016 and 2015, respectively.

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

Foreign Currency Translation

Assets and liabilities related to the Company’s foreign operations are calculated using the Saudi Riyal and Canadian Dollar and are translated at end-of-period exchange rates, while the related revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments are recorded as a separate component of consolidated stockholders’ equity and were an income of $21,000 and an income of $49,000 for the years ended December 31, 2016 and 2015, respectively. Gains or losses resulting from transactions denominated in foreign currencies are included in other income (expense) in the consolidated statements of operations. The Company engages in foreign currency denominated transactions with customers that operate in functional currencies other than the U.S. dollar. Aggregate foreign currency net transaction losses were not material for the years ended December 31, 2016 and 2015, respectively.

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) and its components in its consolidated financial statements. Comprehensive loss consists of net loss, foreign currency translation adjustments and unrealized gains and losses from marketable securities, affecting stockholders’ equity that, under US GAAP, are excluded from net loss.

Revenue Recognition

The Company provides IT solutions and services to customers and derives revenues primarily from the sale of third-party hardware and software products, software, assurance, licenses and other consulting services, including maintenance services and recognizes revenue once the following four criteria are met: (1) persuasive evidence of an arrangement exists, (2) the price is fixed and determinable, (3) shipment (software and hardware) or fulfillment (maintenance) has occurred, and (4) there is reasonable assurance of collection of the sales proceeds (the “Revenue Recognition Criteria”). In addition, the Company also records revenues in accordance with Accounting Standards Codification (“ASC”) Topic 605-45 “Principal Agent Consideration” (“ASC 605-45”). The Company evaluates the sales of products and services on a case by case basis to determine whether the transaction should be recorded gross or net, including, but not limited to, assessing whether or not the Company: 1) is the primary obligor in the transaction; 2) has inventory risk with respect to the products and/or services sold; 3) has latitude in pricing; and 4) changes the product or performs part of the services sold. The Company evaluates whether revenues received from the sale of hardware and software products, licenses, and services, including maintenance and professional consulting services, should be recognized on a gross or net basis on a transaction by transaction basis. As of December 31, 2016, the Company has determined that all revenues received should be recognized on a gross basis in accordance with applicable standards.

INPIXON AND SUBSIDIARIES

(f/k/a SYSOREX GLOBAL AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 2 - Summary of Significant Accounting Policies (continued)

Cooperative reimbursements from vendors, which are earned and available, are recorded during the period the related transaction has occurred. Cooperative reimbursements are recorded as a reduction of cost of sales in accordance with ASC Topic 605-50 “Accounting by a Customer (including reseller) for Certain Consideration Received from a Vendor.” Provisions for returns are estimated based on historical collections and credit memo analysis for the period. The Company receives Marketing Development Funds (MDF) from vendors based on quarterly or annual sales performance to promote the marketing of vendor products and services. The Company must file claims with vendors for these cooperative reimbursements by providing invoices and receipts for marketing expenses. Reimbursements are recorded as a reduction of marketing expenses and other applicable selling, general and administrative expenses ratably over the period in which the expenses are expected to occur. The Company receives vendor rebates which are recorded to cost of sales.

The Company also enters into sales transactions whereby customer orders contain multiple deliverables, and reports its multiple deliverable arrangements under ASC 605-25 “Revenue Arrangements with Multiple Deliverables” (“ASC-605-25”). These multiple deliverable arrangements primarily consist of the following deliverables: the Company’s design, configuration, installation, integration, warranty/maintenance and consulting services; and third-party computer hardware, software and warranty maintenance services. In situations where the Company bundles all or a portion of the separate elements, Vendor Specific Objective Evidence (“VSOE”) is determined based on prices when sold separately. For the years ended December 31, 2016 and 2015 revenues recognized as a result of customer contracts requiring the delivery of multiple elements was $19.7 million and $33.7 million, respectively.

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

Maintenance and Professional Services Revenue Recognition

With respect to sales of our maintenance, consulting and other service agreements including our digital advertising and electronic services, the Revenue Recognition Criteria is met once the service has been provided. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. The fixed rate includes direct labor, indirect expenses, and profits. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. Anticipated losses are recognized as soon as they become known. For the three and twelve months ended December 31, 2016 and 2015, the Company did not incur any such losses. These amounts are based on known and estimated factors. Revenues from time and material or firm fixed price long-term and short-term contracts are derived principally with various United States government agencies and commercial customers.

INPIXON AND SUBSIDIARIES

(f/k/a SYSOREX GLOBAL AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 2 - Summary of Significant Accounting Policies (continued)

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

INPIXON AND SUBSIDIARIES

(f/k/a SYSOREX GLOBAL AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 2 - Summary of Significant Accounting Policies (continued)

Options and warrants granted to consultants and other non-employees are recorded at fair value as of the grant date and subsequently adjusted to fair value at the end of each reporting period until such options and warrants vest, and the fair value of such instruments, as adjusted, is expensed over the related vesting period.

The Company incurred stock-based compensation charges, net of estimated forfeitures of $1.4 million for each of the years ended December 31, 2016 and 2015 which is included in general and administrative expenses. The following table summarizes the nature of such charges for the periods then ended (in thousands):

	Years Ended December 31,
	2016	2015
Compensation and related benefits	$1,306	$956
Professional and legal fees	71	468
Totals	$1,377	$1,424

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

The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016	2015
Options	366,859	316,870
Warrants	287,417	37,417
Shares accrued but not issued	18,905	122,800
Convertible preferred stock	100,000	--
Convertible debenture	253,333	--
Totals	1,026,514	477,087

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

INPIXON AND SUBSIDIARIES

(f/k/a SYSOREX GLOBAL AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 2 - Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and short term debt. The Company determines the estimated fair value of such financial instruments presented in these financial statements using available market information and appropriate methodologies. These financial instruments, except for short term debt, are stated at their respective historical carrying amounts which approximate fair value due to their short term nature. Short-term debt approximates market value based on similar terms available to the Company in the market place.

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

Derivative Liabilities

During the year ended December 31, 2016, the Company issued a convertible debenture that included reset provisions considered to be down-round protection. In addition the company issued a warrant that includes a fundamental transaction clause which provided for the warrant holder to be paid in cash the fair value of the warrants as computed under a black scholes valuation model. The Company determined that the conversion feature and warrants are derivative instruments pursuant to FASB ASC 815 “Derivatives and Hedging.” The accounting treatment of derivative financial instruments requires that the Company bifurcate the conversion feature and record it as a liability at fair value and the fair value of the warrants were computed as defined in the agreement. The instruments are marked-to-market at fair value as of each balance sheet date. Any change in fair value is recorded as a change in the fair value of derivative liabilities for each reporting period. The fair value of the conversion feature was determined using the Binomial Lattice model. The Company reassesses the classification at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. As of December 31, 2016 the fair value of the derivative liability was $210,000 and included in accrued liabilities.

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 - Revenue Recognition and most industry-specific guidance throughout the ASC. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. To allow entities additional time to implement systems, gather data and resolve implementation questions, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, in August 2015, to defer the effective date of ASU No. 2014-09 for one year, which is fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its financial statements or disclosures. In addition, the FASB issued ASU 2016-08 in March 2016, to help provide interpretive clarifications on the new guidance in ASC Topic 606. The Company is currently evaluating the accounting, transition, and disclosure requirements of the standard to determine the impact, if any, on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 explicitly requires management to evaluate, at each annual or interim reporting period, whether there are conditions or events that exist which raise substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and annual and interim periods thereafter, with early adoption permitted. The adoption of ASU No. 2014-15 impacted disclosure in the Company’s financial statements, but did not have any impact on the Company’s financial position or results of operations.

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs, (“ASU 2015-03”). This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The adoption of ASU 2015-03 did not have a material impact on the Company’s financial statements.

INPIXON AND SUBSIDIARIES

(f/k/a SYSOREX GLOBAL AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 2 - Summary of Significant Accounting Policies (continued)

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” (“ASU 2015-11”). ASU 2015-11 amends the existing guidance to require that inventory should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out or the retail inventory method. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the effects of ASU 2015–11 on its financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The FASB issued ASU 2015-17 as part of its ongoing Simplification Initiative, with the objective of reducing complexity in accounting standards. The amendments in ASU 2015-17 require entities that present a classified balance sheet to classify all deferred tax liabilities and assets as a noncurrent amount. This guidance does not change the offsetting requirements for deferred tax liabilities and assets, which results in the presentation of one amount on the balance sheet. Additionally, the amendments in ASU 2015-17 align the deferred income tax presentation with the requirements in International Accounting Standards (IAS) 1, Presentation of Financial Statements. The amendments in ASU 2015-17 are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company does not anticipate that the adoption of ASU 2015-17 will have a material impact on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating ASU 2016-02 and its impact on its financial statements.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers - Principal versus Agent Considerations.” This update provides clarifying guidance regarding the application of ASU No. 2014-09 - Revenue from Contracts with Customers when another party, along with the reporting entity, is involved in providing a good or a service to a customer. In these circumstances, an entity is required to determine whether the nature of its promise is to provide that good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The amendments in the Update clarify the implementation guidance on principal versus agent considerations. The update is effective, along with ASU 2014-09, for annual and interim periods beginning after December 15, 2017. The company is evaluating it's impact on it's financial statements.

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

On May 9, 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2016-12”). ASU 2016-12 provides clarifying guidance in a few narrow areas and adds some practical expedients to the guidance. The effective date and transition requirements for this ASU are the same as the effective date and transition requirements for ASU 2014-09. The Company is evaluating the effect of ASU 2014-09, if any, on its financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which addresses the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows with respect to eight specific cash flow issues. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The amendments should be applied using a retrospective transition method to each period presented, if practical. Early adoption is permitted, including the interim period, and any adjustments should be reflected as of the beginning of the fiscal period. The Company is currently evaluating ASU 2016-15 and its impact on its financial statements or disclosures.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)”, which clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows, and as a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. An entity with a material balance of restricted cash and restricted cash equivalents must disclose information about the nature of the restrictions. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted and the new guidance must be applied retroactively to all periods presented. The company is evaluating the new guidance’s impact on its financial statements.

In January 2017, the FASB issued ASU 2017-01 “Business Combinations (Topic 805): Clarifying the Definition of a Business”, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard introduces a screen for determining when assets acquired are not a business and clarifies that a business must include, at a minimum, an input and a substantive process that contribute to an output to be considered a business. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company is evaluating the impact this pronouncement will have on the consolidated financial statement and disclosures.

INPIXON AND SUBSIDIARIES

(f/k/a SYSOREX GLOBAL AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 2 - Summary of Significant Accounting Policies (continued)

In January 2017, the Financial Accounting Standard Board (the “FASB”) issued Accounting Standards Update (ASU) 2017-04: “Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which removes Step 2 from the goodwill impairment test. It is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment test performed with a measurement date after January 1, 2017. The Company is currently evaluating the standard to determine the impact of its adoption on the consolidated financial statements.

Reverse Stock Split

The board of directors was authorized by the Company’s stockholders to effect a 1 for 15 reverse stock split of its common stock which was effective March 1, 2017. The financial statements and accompanying notes give effect to the 1 for 15 reverse stock split as if it occurred at the beginning of the first period presented.

Subsequent Events

The Company evaluates events and/or transactions occurring after the balance sheet date and before the issue date of the condensed consolidated financial statements to determine if any of those events and/or transactions requires adjustment to or disclosure in the consolidated financial statements.

Note 3 - LightMiner Systems, Inc. Asset Acquisition

On April 24, 2015, in accordance with the terms and conditions of an asset purchase agreement, the Company completed the acquisition of substantially all of the assets of LightMiner Systems, Inc. (“LightMiner”), which is in the business of developing and commercializing in-memory SQL databases for manipulation. At closing, the Company paid $19,000 in cash to the owner of approximately 19% of LightMiner’s outstanding securities prior to closing (the “Owner”) and agreed to issue to LightMiner or its designees upon the one year anniversary of the closing, shares of the Company’s common stock in an amount equal to the quotient of (A) $3,200,000 divided by (B) the Sysorex Weighted Average Price (as defined below) as of the fifth trading day prior to the First Anniversary, less a hold back of Seller Stock Consideration having an aggregate value of $567,150, as determined by the Sysorex Weighted Average Price, for the purpose of satisfying indemnification obligations of LightMiner. The Sysorex Weighted Average Price means the volume-weighted daily average of the price of the Company’s Common Stock for the twenty (20) trading days immediately prior to the date of determination; however, the price may not be less than $30.00 per share.

The Company also agreed to issue to the Owner (i) on the first anniversary of the date of closing, an aggregate of 127,000 restricted shares of the Company’s common stock with a fair value of $286,000 at the date of closing and (ii) an option to purchase up to 100,000 shares of Company’s common stock in accordance with the terms and conditions of the Company’s 2011 Employee Stock Incentive Plan, as amended, pursuant to an at-will employment offer letter. In addition, the Company agreed to issue to another pre-acquisition principal of LightMiner additional shares of the Company’s common stock equal to $200,000 divided by the Sysorex Weighted Average Price, however the price may not be less than $30.00 per share.

The Company evaluated the common stock to be issued in accordance with ASC 815 “Derivatives and Hedging”. Accordingly, the common stock to be issued is recorded as a liability at fair value as of each reporting date and marked to market through earnings. The number of shares to be issued under this arrangement was limited to a price of not less than $30.00 per share.

The Company acquired LightMiner to provide analytics to its indoor positioning customers. LightMiner’s in-memory columnar database is optimized for speed which now allows Inpixon to process very large volumes of data rapidly and deliver real-time or near real-time alerts and/or information to its customers. LightMiner is now integrated with Inpixon’s indoor positioning technology formerly known as AirPatrol and is sold together.

The total recorded purchase price for the transaction was $3,705,000 which consisted of the cash paid of $19,000 and $3,686,000 representing the value of the stock to be issued upon the one year anniversary of the closing.

Assets Acquired (in thousands):

Fixed Assets	$225
Export License	14
Developed Technology	3,466

Total Purchase Price	$3,705

On August 2, 2016 the Company issued 102,895 shares of common stock for the settlement of $2,896,000 of the amount payable. As of December 31, 2016 the fair value of $567,000 remained accrued and in escrow which represented 18,905 shares of common stock. Subsequent to December 31, 2016 the escrow was released and the Company issued the shares to settle the liability.

INPIXON AND SUBSIDIARIES

(f/k/a SYSOREX GLOBAL AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 4 - Integrio Technologies, LLC Asset Acquisition

On November 14, 2016, the Company and its wholly-owned subsidiary, Sysorex Government Services, Inc. (collectively, the “Buyer”), entered into an Asset Purchase Agreement with Integrio Technologies, LLC (“Integrio”) and Emtec Federal, LLC, a wholly-owned subsidiary of Integrio, (collectively, the “Seller”) which are in the business of providing IT integration and engineering services to customers, primarily government agencies. The transaction closed on November 21, 2016. The consideration paid for the assets included an aggregate of (A) $1,800,000 in cash, of which $1,400,000 minus the Seller’s Cash On Hand (as defined in the Purchase Agreement) and certain amounts payable to creditors of the Seller were paid upon the closing of the Acquisition (the “Closing”) and $400,000 will be paid in two annual installments of $200,000 each on the respective anniversary dates of the Closing, subject to certain set offs and recoupment by Buyer; (B) 35,333 unregistered restricted shares of the Company’s voting common stock valued at $22.50 per share; (C) the aggregate amount of certain specified assumed liabilities; and (D) up to an aggregate of $1,200,000 in earnout payments, of which up to $400,000 shall be payable to the Seller per year for the three years following the Closing. Inpixon acquired these assets to pursue its previously stated strategy to expand its business into the federal government sector because of the large long-term contracts that the government sector offers. Inpixon started with bidding on government contracts directly and this acquisition provided an opportunity to accelerate this expansion. In addition, the acquisition allows Inpixon to offset the revenue softening in the commercial vertical for this business segment that it experienced in 2016.

The total recorded purchase price for the transaction was $2,332,000 which consisted of the cash paid at Closing of $753,000, $400,000 cash that will be paid in two annual installments of $200,000 each on the respective anniversary dates of the Closing, $1,078,000 in contingent earnout payments and $101,000 representing the fair value of the stock issued upon closing.

The purchase price is allocated as follows (in thousands):

Assets Acquired:
Cash	$189
Accounts receivable	2,365
Other receivables	377
Prepaid assets	4,164
Fixed assets	64
Other assets	34
Customer Relationships	1,873
Supplier Relationships	2,985
Goodwill (A)	3,261
15,312
Liabilities Assumed:
Accounts payable	$8,341
Accrued liabilities	344
Deferred revenue	4,252
Other long term liabilities	43
12,980
Total Purchase Price	$2,332

(A)	The goodwill will be deductible for tax purposes once the contingent and assumed liabilities are settled.

Note 5 – Proforma Financial Information

The following unaudited proforma financial information presents the consolidated results of operations of the Company and Integrio for the years ended December 31, 2016 and 2015, as if the acquisition of Integrio had occurred on January 1, 2015 instead of November 21, 2016. The proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods. The financial information for LightMiner was deminimis.

	For the Years Ended December 31,
(in thousands, except share amounts )	2016	2015
Revenues	$103,955	$149,155
Net Loss Attributable to Common Shareholder	$(27,276)	$(12,775)
Weighted Average Number of Common Shares Outstanding, Basic and Diluted	1,772,454	1,447,330
Loss Per Common Share - Basic and Diluted	$(15.39)	$(8.83)

INPIXON AND SUBSIDIARIES

(f/k/a SYSOREX GLOBAL AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 6 – Related Party

Due from Related Parties

Non-interest bearing amounts due on demand from a related party were $666,000 as of December 31, 2016 and 2015, and consist primarily of amounts due from Sysorex Consulting, Inc. (SCI). Subsequent to December 31, 2014, SCI is no longer a direct shareholder or investor in the Company. The amounts due from SCI as of December 31, 2016 and 2015 have been classified in and as a reduction of stockholders’ equity. Subsequent to December 31, 2016 the Company is in negotiations with SCI for the repayment and settlement of this receivable through the purchase of Sysorex India, a wholly owned subsidiary of SCI. The Company cannot provide assurance it will be successful in the consummation of the arrangement.

Consulting Services Ordering Agreement Amendment

On March 25, 2016 but effective as of March 16, 2016, the Company entered into an Amendment No. 3 to its Consulting Services Ordering Agreement with Mr. A Salam Qureishi, who served as Chairman of the Board and a Director of the Company (the “Consultant”) until September 30, 2016 (the “Amended Agreement”), pursuant to which the Company agreed to pay the Consultant a fee of $20,000 per month for all consulting services performed during the term of the Consulting Services Ordering Agreement. In addition, the Amended Agreement provided for an extension of the original term of the Consulting Services Ordering Agreement for an additional nine months from March 31, 2016 to December 31, 2016. For the years ended December 31, 2016 and 2015 the Company recorded a charge of $270,000 and $360,000, respectively.

Note 7 - Notes and Other Receivables

Notes and other receivables at December 31, 2016 and 2015 consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Notes receivable	$--	$900
Other receivables	362	440
Total Notes and Other Receivables	$362	$1,340

Note Receivable

On July 17, 2014, the Company loaned $900,000 to a third party pursuant to the terms of a promissory note. The promissory note accrues interest at a rate of 8% per annum. The Company and the third party are negotiating an extension of the note. A recoverability reserve has been placed against the receivable and accrued interest as of December 31, 2016.

Other Receivables

Other receivables primarily consist of receivables for cooperative reimbursements from vendors; marketing development funds from vendors; interest receivables; and revenue earned under contracts in advance of billings.

Note 8 - Inventory

Inventory at December 31, 2016 and 2015 consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Raw materials	$326	$153
Work in process	238	64
Finished goods	497	538
Total Inventory	$1,061	$755

INPIXON AND SUBSIDIARIES

(f/k/a SYSOREX GLOBAL AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 9 - Property and Equipment, net

Property and equipment at December 31, 2016 and 2015 consisted of the following (in thousands):

	As of December 31,
	2016	2015
Computer and office equipment (1)	$2,662	$1,528
Furniture and fixtures (1)	378	274
Leasehold improvements	53	68
Software	163	253
Total	3,256	2,123
Less: accumulated depreciation and amortization (1)	(1,871)	(731)

Total Property and Equipment, Net	$1,385	$1,392

(1) Includes assets under capital lease arrangements (see Note 16).

Depreciation and amortization expense was $543,000 and $480,000 for the years ended December 31, 2016 and 2015, respectively.

Note 10 - Software Development Costs

Capitalized software development costs as of December 31, 2016 and 2015 consisted of the following (in thousands):

	As of December 31,
	2016	2015
Capitalized software development costs	$3,044	$1,468
Accumulated amortization	(986)	(187)
Software development costs, net	$2,058	$1,281

The weighted average remaining amortization period for the Company’s software development costs is 3.146 years.

Amortization expense for internally-developed and externally marketed computer software was $790,000 and $173,000 for the years ended December 31, 2016 and 2015, respectively.

Future amortization expense on the computer software is anticipated to be as follows (in thousands):

Years Ending December 31,	Amount
2017	$870
2018	578
2019	230
2020	208
2021	172
Total	$2,058

INPIXON AND SUBSIDIARIES

(f/k/a SYSOREX GLOBAL AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 11 - Intangible Assets

Intangible assets at December 31, 2016 and 2015 consisted of the following (in thousands):

Amortized Intangible Assets	Gross Carrying Amount		Accumulated Amortization
	December 31,		December 31,
	2016	2015	2016	2015
Trade Name/Trademarks	$4,030	$4,030	$(2,396)	$(1,517)
Customer Relationships	6,623	4,750	(2,705)	(2,054)
Supplier Relationships	2,985	--	(83)	--
Developed Technology	15,696	15,696	(6,503)	(3,915)
Non-compete Agreements	400	400	(364)	(240)
Export License - LMS	13	13	(5)	(2)
Totals	$29,747	$24,889	$(12,056)	$(7,728)

During the year ended December 31, 2016 the Company through the acquisition of Integrio has added approximately $1,426,000 of customer relationships and approximately $2,985,000 of supplier relationships These assets were determined to have a life of 6 and 3 years, respectively.

Aggregate Amortization Expense:

Aggregate amortization expense for the years ended December 31, 2016 and 2015 were $4,328,000 and $3,994,000, respectively.

Future amortization expense on intangibles assets is anticipated to be as follows (in thousands):

Years Ending December 31,	Amount
2017	5,013
2018	4,616
2019	4,533
2020	2,450
2021	793
2022	287
Total	$17,691

The weighted average remaining amortization periods for the Company’s trade names/trademarks, customer relationships, supplier relationships, developed technology, non-compete agreements, and export license are 0.37, 0.93, 0.48, 2.06, 0, and 0 years, respectively.

INPIXON AND SUBSIDIARIES

(f/k/a SYSOREX GLOBAL AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 12 - Goodwill

The following table summarizes the changes in the carrying amount of Goodwill, by segment and in total for the years ended December 31, 2016 and 2015 (in thousands):

	Mobile, IoT & Big Data Products	Storage and Computing	SaaS Revenues	Consolidated

Balance as of December 31, 2015	$7,400	$4,543	$1,223	$13,166
Goodwill acquired, net of purchase price adjustment	--	3,262	--	3,262
Goodwill impairment (level 3 fair value adjustment)	(7,400)	--	--	(7,400)
Balance at December 31, 2016	$--	$7,805	$1,223	$9,028

The increase in the Storage and Computing segment goodwill during the year ended December 31, 2016 was in connection with the Integrio acquisition. Goodwill in connection with this acquisition primarily represents the expected benefits from synergies of integrating this business, the existing workforce of the acquired entity, and expected growth from new customers and new products. See Note 4 for further discussion on this acquisition. During the fourth quarter of 2016, we recognized a $7.4 million impairment charge for our Mobile, IoT & Big Data products division.

Note 13 - Discontinued Operations

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

The major categories of assets and liabilities held for sale in the consolidated balance sheets at December 31, 2016 and 2015 (in thousands):

	December 31, 2016	December 31, 2015
Assets
Accounts receivable, net	1	1
Notes and other receivables	8	8
Other assets	14	763
Total Current Assets	23	772

Other assets	--	--
Total Assets	$23	$772

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$178	$178
Accrued liabilities	904	888
Deferred revenue	236	236
Due to related party	1	2
Short-term debt	722	722
Total Current Liabilities	2,041	2,026

Long Term Liabilities	--	--

Total Liabilities	$2,041	$2,026

The Company has entered into surety bonds with a financial institution in Saudi Arabia which guaranteed performance on certain contracts. Deposits for surety bonds amounted to $0 and $749,000 (which was a significant portion of the loss from discontinued operations) as of December 31, 2016 and 2015, respectively. During the year ended December 31, 2016 a reserve was placed against the deposit balance due to the uncertainty of when the bond will be released. Deposits are included on the consolidated balance sheets in assets held for sale during the year ended December 31, 2015.

The Company did not recognize any depreciation or amortization expense related to discontinued operations during the years ended December 31, 2016 or 2015. There were no significant capital expenditures or non-cash operating or investing activities of discontinued operations during the periods presented. The operations of Sysorex Arabia were insignificant for the years ended December 31, 2016 and 2015.

INPIXON AND SUBSIDIARIES

(f/k/a SYSOREX GLOBAL AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 13 - Discontinued Operations (continued)

End of Service Indemnity Provision

In accordance with local labor laws, Sysorex Arabia LLC is required to accrue benefits payable to the employees of the Company at the end of their services with the Company. For the years ended December 31, 2016 and 2015, no amounts were required to be accrued under this provision.

Note 14 - Deferred Revenue

Deferred revenue as of December 31, 2016 and 2015 consisted of the following:

	December 31, 2016	December 31, 2015
Deferred Revenue, Current
Maintenance agreements	$14,873	$9,025
Service agreements	170	70
Total Deferred Revenue, Current	15,043	9,095

Deferred Revenue, Non-Current
Maintenance agreements	5,960	7,666

Total Deferred Revenue	$21,003	$16,761

The fair value of the deferred revenue approximates the services to be rendered.

Note 15 – Debt

Debt as of December 31, 2016 and 2015 consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Short-Term Debt
Notes payable	$170	$170
Revolving line of credit (A)	6,717	8,580
Term loan (B)	--	667
Total Short-Term Debt	$6,887	$9,417

Long-Term Debt
Notes payable	$212	$282
Term loan, non-current portion (B)	--	944
Senior secured convertible debenture, less debt discount of $1,865 (C)	3,835	--
Total Long-Term Debt	$4,047	$1,226

INPIXON AND SUBSIDIARIES

(f/k/a SYSOREX GLOBAL AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 15 – Debt (continued)

(A)	Revolving Lines of Credit

Western Alliance Revolving Line of Credit

On May 4, 2015 (effective as of April 29, 2015), the Company and Bridge Bank entered into Amendment 4 to Bridge Bank’s Business Financing Agreement (“BFA”) dated March 15, 2013 to add the Company, Sysorex Federal, AirPatrol and Shoom as borrowers under the agreement (collectively, the “Borrowers”), amend certain financial covenants, increase the credit limit to $10.0 million and provide for a second term loan of $2 million which was scheduled to mature on April 29, 2018.

Effective as of September 30, 2015 the Borrowers, entered into Amendment 5 (the “Amendment”), dated October 7, 2015, to the BFA, with Western Alliance Bank, as successor in interest (“Western Alliance”) to Bridge Bank. Pursuant to Amendment 5, Western Alliance assumed the rights and obligations of Bridge Bank as successor in interest to Bridge Bank and as the lender under the Agreement. The Amendment also amended certain financial covenants of the Borrowers required by the Agreement.

Western Alliance Amendment

On March 25, 2016, Inpixon, together with Inpixon USA and Inpixon Federal (collectively, the “Borrowers”) entered into an amendment and waiver (the “Amendment”) to the BFA with Western Alliance (the “Lender”), pursuant to which the Lender waived any non-compliance by the Borrowers with respect to the minimum adjusted EBITDA requirements as of December 31, 2015. In addition, the Lender and the Borrowers agreed that the adjusted EBITDA for the six months ended March 31, 2016 would not be less than $(2,200,000) and on or before April 30, 2016, the Borrowers and Lender were to agree to additional financial covenants for the fiscal quarters ended June 30, 2016, September 30, 2016 and December 31, 2016. The Lender agreed to extend the April 30, 2016 deadline and the parties negotiated the additional financial covenants in Amendments No. 6 and No. 7 (as described below).

Western Alliance Amendment No. 6

On June 3, 2016, the Borrowers entered into Amendment No. 6 to Business Financing Agreement and Forbearance Agreement (the “Amendment”) with Western Alliance Bank, as successor in interest to Bridge Bank National Association (the “Lender”). Pursuant to the Amendment, the Lender agreed to (i) amend the Financing Agreement dated March 15, 2013 (the “Original Agreement”) as described below, (ii) forbear from the exercise of its rights and remedies under the Original Agreement until June 30, 2016, subject to compliance by the Borrowers with certain other conditions as set forth in the Amendment, and (iii) waive certain defaults of the Borrowers, including the Borrowers’ failure to repay over advances, as defined in the Original Agreement.

Material changes made to the Original Agreement by the Amendment included, but were not limited to: (i) agreement by the Lender to allow the Company to finance a receivable from a customer outside of the United States for a limited period of time; (ii) modification of the date for the repayment of the Term Advance to June 30, 2016; (iii) agreement by the Borrowers to maintain, beginning on June 30, 2016, an Asset Coverage Ratio of not less than 1.25 to 1; and (iv) revisions to the definition of certain terms that are included in the Original Agreement and providing definitions for certain terms that are included in the Amendment.

Western Alliance Financing Agreement Amendment No. 7

On August 5, 2016, the Borrowers entered into Amendment No. 7 to Business Financing Agreement with Western Alliance Bank, as successor in interest to Bridge Bank National Association (the “Lender”). Pursuant to the 7th Amendment the Lender agreed to (among other things), (1) waive any non-compliance by the Borrowers with respect to any defaults and consented to the sale to an institutional investor of (i) an 8% Original Issue Discount Senior Convertible Debenture in an aggregate principal amount of $5,700,000 due on August 9, 2018 and (ii) 2,250 shares of newly created Series 1 Convertible Preferred Stock for an aggregate purchase price of $5,000,000 (the “Transaction”) and (2) the Borrowers agreed to pay the outstanding principal amount of the Term Advance upon the earlier of the closing of the Transaction and August 10, 2016. In addition, the Company agreed to pay a fee of $200,000 in lieu of issuing an additional warrant to the Lender and agreed to negotiate in good faith to further amend the Agreement to provide for certain financial covenants for periods after August 31, 2016.

INPIXON AND SUBSIDIARIES

(f/k/a SYSOREX GLOBAL AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 15 – Debt (continued)

GemCap Lending Loan Agreement

The Company and its wholly-owned subsidiaries, Inpixon USA and Inpixon Federal (jointly and severally, the “Borrower”), entered into a Loan and Security Agreement (the “Loan Agreement”) with GemCap Lending I, LLC, a Delaware limited liability company (the “Lender”) dated as of November 14, 2016.

Under the terms of the Loan Agreement, and subject to the satisfaction of certain conditions to funding, the Lender has agreed to make revolving credit loans to the Borrower in an aggregate principal amount which does not exceed 85% of Eligible Accounts (as defined in the Loan Agreement) at any one time outstanding, net of all taxes, discounts, allowances and credits given or claimed, provided that in no event can the aggregate amount of the revolving credit loans outstanding at any time exceed $10 million (subject to certain conditions). All amounts due under the Loan Agreement upon funding will be secured by the assets of the Company.

Borrowings pursuant to the Loan Agreement bears interest at an annual rate equal to the greater of (a) 9.5% and (b) the sum of (i) the Prime Rate, adjusted as and when such Prime Rate changes, plus (ii) 6%. The interest rate on borrowings is subject to increase by 4% if an event of default has occurred and is continuing. The Loan Agreement includes in its definition of an event of default the failure to pay any principal when due within two business days, the termination, winding up, liquidation or dissolution of borrower, the filing of a tax lien by a governmental agency against borrower, and any reduction in ownership of its wholly owned subsidiaries Inpixon USA and Inpixon Federal.

In connection with the Loan Agreement, the Borrower paid to the Lender a $100,000 closing fee. The Lender will also receive (a) an annual line fee equal to $100,000; (b) an unused line fee equal to 0.5% of the daily average unused portion of the maximum amount of Availability (as defined in the Loan Agreement), calculated on an annualized basis, due and payable monthly; (c) a loan administration and monitoring fee equal to 0.5% of the daily average used portion of Availability calculated on a monthly basis, due and payable monthly; and (d) certain other audit and wire fees.

Upon closing, the Loan Agreement provided the Borrower with a revolving line of credit, the proceeds of which were used to repay in full the existing indebtedness owed to Western Alliance Bank, as successor in interest to Bridge Bank, N.A. and to pay certain expenses related to obtaining the revolving line of credit and for general working capital purposes.

GemCap Loan Agreement and Loan Schedule Amendment 1

On December 9, 2016, the Borrower entered into that certain Amendment Number 1 to the Loan and Security Agreement and to the Loan Agreement Schedule (the “Amendment”), to amend the Loan Agreement and Loan Agreement Schedule (the “Loan Schedule”), both dated as of November 14, 2016, with the Lender including:

●	Amending the definition of “Borrowing Base” in the Loan Agreement, under which Borrower Base will be calculated at any time as the sum of (i) at any time as the product obtained by multiplying the outstanding amount of all Eligible Accounts (not including and specifically excluding Eligible Unbilled Accounts), net of all taxes, discounts, allowances and credits given or claimed, by up to eighty-five percent (85%), and (ii) (A) for the period from December 9, 2016 through and including January 9, 2017, the product obtained by multiplying the amount of only Eligible Unbilled Accounts net of all taxes, discounts, allowances and credits given or claimed, by up to eighty- five percent (85%), (B) for the period from January 10, 2017 through and including February 8, 2017, the product obtained by multiplying the amount of only Eligible Unbilled Accounts net of all taxes, discounts, allowances and credits given or claimed, by up to seventy percent (70%), (C) for the period from February 9, 2017 through and including March 9, 2017, the product obtained by multiplying the amount of only Eligible Unbilled Accounts net of all taxes, discounts, allowances and credits given or claimed, by up to fifty percent (50%), and (D) from and after March 10, 2017, the product obtained by multiplying the amount of only Eligible Unbilled Accounts net of all taxes, discounts, allowances and credits given or claimed, by zero percent (0%), it being the understanding of Borrower, that on and after March 10, 2017, Lender shall not make advances against Eligible Unbilled Accounts; provided, that, at all times, the aggregate amount of Eligible Unbilled Accounts shall not exceed twenty percent (20%) of the aggregate amount of Eligible Accounts.

INPIXON AND SUBSIDIARIES

(f/k/a SYSOREX GLOBAL AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 15 – Debt (continued)

●	Adding the definition of “Eligible Unbilled Accounts” to the Loan Agreement, which means accounts (i) for which goods are to be provided to an account debtor or work or services are to be performed for an account debtor and the Borrower has not invoiced the account debtor within thirty (30) days after such accounts are first included on the Borrowing Certificate, and (ii) which otherwise satisfy (1), (3), (5) through and including (12) and (14) through and including (22) of the definition of Eligible Accounts as provided in the Loan Agreement.

●	Amending the deadline for Borrower to deliver Monthly Financial Statements (as defined in the Loan Schedule) to Lender from not later than twenty (20) days after the end of each calendar month to not later than thirty (30) days after the end of each calendar month.

●	Adding “Inventory schedules” to the definition of “Other Weekly Reports” under the Loan Schedule.

In connection with the Amendment, Lender agreed to (i) waive any default of Borrower under the Loan Agreement and the Loan Schedule arising from Borrower’s failure to deposit Collections of Accounts (as defined in the Loan Agreement) received by Borrower in the account designated by Lender for the period from November 21, 2016 through and including December 6, 2016 and (ii) provide Borrower with additional availability for unbilled accounts in accordance with the Amendment.

In consideration of Lender’s consent to waive the default and accommodation to provide additional availability, Borrower agreed to pay all of Lender’s fees and costs including Lender’s attorneys’ fees and costs in respect of the transactions regarding the Amendment and an accommodation fee of $50,000.

(B)	Western Alliance Term Loan

On May 4, 2015 (effective as of April 29, 2015), the Company and Western Alliance Bank f/k/a Bridge Bank entered into Amendment 4 to the BFA dated March 15, 2013 which provided for a second term loan of $2 million which matures on April 29, 2018 of which $167,000 was used to pay off the balance of the initial term loan. The term loan accrued interest at Western Alliance’s prime rate plus 2%. At December 31, 2015 the interest rate was 5.5%. The Company was required to make payments of $56,000 on the term loan on the first day of each month commencing on May 1, 2015 until the loan amount was paid in full. The balance due on the term loan was scheduled to be paid in full during the year ending December 31, 2018. In accordance with Amendment 7 of the Western Alliance banking arrangements as described above, the term loan was paid in full in August 2016 with the closing of the sale to an institutional lender of a convertible debenture, as described below.

(C)	Convertible Debenture and Preferred Stock Financing

On August 9, 2016, the Company entered into a Purchase Agreement with Hillair Capital Investments L.P. pursuant to which it issued and sold (i) an 8% Original Issue Discount Senior Convertible Debenture in an aggregate principal amount of $5,700,000 due on August 9, 2018 and (ii) 2,250 shares of newly created Series 1 Convertible Preferred Stock, par value $0.001 per share (the “Preferred Stock”, together with the Debenture, the “Securities”), for an aggregate purchase price of $5,000,000. The original issue discount of $700,000 has been included as a component of the debt discount. The Company allocated the fair value of the debt and preferred stock under a relative fair value methodology.

INPIXON AND SUBSIDIARIES

(f/k/a SYSOREX GLOBAL AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 15 – Debt (continued)

The debenture is due on August 9, 2018 and interest is payable quarterly on February 9, May 9, August 9 and November 9, commencing on May 9, 2017, as well as the dates on which principal payments are made, as described in the debenture in cash, or upon notice to the holder and compliance with certain equity conditions as set forth in the debenture in shares of the Company’s common stock. The debenture is convertible any time at the option of the holder at a conversion price of $22.50 per share, subject to adjustments provided in the debenture. Subject to certain equity conditions, the Company has the option to redeem the debenture before its maturity by payment in cash of 120% or 110% (depending on the timing of the redemption) of the then outstanding principal amount plus accrued interest and other charges. The Company is required to redeem 25% of the initial principal amount of the debenture plus accrued unpaid interest and other charges in November 2017, February 2018, May 2018, and August 2018.

The debenture is convertible into common stock at any time by the holder at $22.50 per share. In addition, under the terms of the debenture if, at any time following the six month anniversary of the original issue date or, in the event the Company sells or grants any option to purchase or sells or grants any right to reprice, or otherwise disposes of or issues any shares of common stock or common stock equivalents at an effective price per share that is lower than the conversion price then the conversion price is reduced to equal the lower price. The Company included approximately $189,000 of related debt issuance cost, which was primarily professional fees, as a component of the debt discount which will be amortized to interest over the term of the debt.

The Company evaluated the embedded conversion feature within the debenture in accordance with FASB ASC 815 “Derivatives and Hedging.” The conversion price was deemed to have a reset provision with down round protection and was recorded as a derivative liability. The Company calculated the fair value of $51,000 for the embedded conversion feature using the Binomial Lattice Model which was recorded as a discount to the debenture using the residual method. The debt discount is charged to interest expense ratably over the term of the debenture and the derivative liability will be marked to market through earnings at the end of each reporting period. For the year ended December 31, 2016 the Company recorded amortization of the debt discount of $491,000.

The weighted-average assumptions used to apply this pricing model were as follows:

Risk-free interest rate	0.71%
Expected life of the debt	2 years
Expected volatility	49%
Dividends assumption	$ --

The expected volatility was calculated using comparable companies, the risk free interest rate was obtained from US Treasury rates for the applicable period and the dividend assumption was $0 as the Company historically has not declared any dividends and does not expect to.

The proceeds from the sale of the Securities were and are used for the repayment of the outstanding balance on the Company’s term loan with Western Alliance Bank, as successor in interest to Bridge Bank National Association in an amount equal to approximately $1.4 million, the repayment of accounts payable of at least $1 million, business development activities, capital expenditures, working capital and general and administrative expenses.

Note 16 - Capital Lease Obligations

During the year ended December 31, 2014, the Company entered into a lease arrangement for furniture with Madison Funding. The lease term is from March 2014 through February 2019. Monthly minimum lease payments are $3,000 and the lease required a security deposit of $14,000. The Company exercised the buy-out option and the lease was paid in full on January 27, 2016.

During the year ended December 31, 2014, the Company entered into a lease arrangement for equipment with Cambridge TelCom Services, Inc. The lease term is from November 2014 through April 2019. Monthly minimum lease payments are $13,000.

INPIXON AND SUBSIDIARIES

(f/k/a SYSOREX GLOBAL AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 16 - Capital Lease Obligations (continued)

The following is an analysis of the property under capital leases included in property and equipment (see Note 9) (in thousands):

	As of December 31,
	2016	2015
Furniture and fixtures	$--	$127
Accumulated depreciation	--	(45)
Net furniture and fixtures	$--	$82

Computer and office equipment	$649	$649
Accumulated depreciation	(281)	(151)
Net computer and office equipment	$368	$498

Depreciation expense for leased property and equipment for the years ended December 31, 2016 and 2015 were $130,000 and $156,000, respectively.

Future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2016 (in thousands):

Years Ending December 31,	Equipment
2017	161
2018	161
2019	54
Total Minimum Lease Payments	376
Less: Imputed interest	(32)
Capital Lease Obligations (A)	$344

(A)	Capital lease obligations are included on the Consolidated Balance Sheets in Accrued liabilities for the current portion due and Other liabilities for the non-current portion due as of December 31, 2016.

Note 17 - Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share with rights, preferences, privileges and restrictions as to be determined by the Company’s Board of Directors. There were 2,250 and 0 shares of preferred stock issued and outstanding as of December 31, 2016 and 2015, respectively.

Note 18 - Equity Raise

September 2015 Equity Raise

On September 25, 2015, the Company entered into an underwriting agreement with B. Riley & Co., LLC, as representative of the several underwriters named therein, relating to the issuance and sale of 350,000 shares of the Company common stock, par value $0.001 per share. The price to the public in this offering was $15.00 per share. Under the terms of the Underwriting Agreement, the Company also granted the Underwriters an option, exercisable for 30 days from the closing date, to purchase up to an additional 52,500 shares at the public offering price. The offering was made pursuant to the Company’s registration statement on Form S-3 (Registration Statement No. 333-204159) filed with the Securities and Exchange Commission and declared effective May 28, 2015 and a related prospectus supplement filed with the Securities and Exchange Commission.

The offering closed September 30, 2015. After deducting underwriting discounts and commissions and offering expenses, the net proceeds from the offering were approximately $4.7 million.

INPIXON AND SUBSIDIARIES

(f/k/a SYSOREX GLOBAL AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 18 - Equity Raise (continued)

December 2016 Equity Raise

On December 12, 2016, the Company entered into a Securities Purchase Agreement with certain investors (the “Investors”) for the sale by the Company of 333,333 shares (the “Common Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $6.00 per share. Concurrently with the sale of the Common Shares, pursuant to the Purchase Agreement the Company also sold warrants to purchase up to 250,000 shares of Common Stock (the “Warrants”). The aggregate gross proceeds for the sale of the Common Shares and Warrants was approximately $2.0 million. Subject to certain ownership limitations, the Warrants will be exercisable on the 6-month anniversary of the issuance date at an exercise price equal to $6.75 per share of Common Stock (the “Exercise Price”), subject to adjustments as provided under the terms of the Warrants. The Warrants are exercisable for five and a half years from the initial issuance date. The warrants included a fundamental transaction clause which provided for the warrant holder to be paid in cash upon an event as defined in the warrant. The cash payment is to be computed under a Black-Scholes valuation model for the unexercised portion of the warrant. Accordingly under ASC 815 Derivatives and Hedging the warrants were deemed to be derivative liability and are marked to market at each reporting period.

The net proceeds to the Company from the transactions, after deducting the placement agent’s fees and expenses but before paying the Company’s estimated offering expenses, and excluding the proceeds, if any, from the exercise of the Warrants was approximately $1.8 million. The Company used the net proceeds from the transaction for general corporate purposes, which included business development activities, capital expenditures, working capital and general and administrative expenses.

The Common Shares (but not the Warrants or shares issuable upon exercise of the Warrants) were offered and sold by the Company pursuant to a prospectus supplement dated as of December 12, 2016, which was filed with the Securities and Exchange Commission (the “SEC”), in connection with a takedown from the Company’s effective shelf registration statement on Form S-3, which was filed with the SEC on May 14, 2016 and subsequently declared effective on May 28, 2016 (File No. 333-204159), and a related prospectus dated as of May 28, 2016 contained in such Registration Statement.

Note 19 - Common Stock

On July 1, 2015, the Company issued 91 shares of common stock to employees who had exercised employee stock options in a cashless exercise.

On September 30, 2015, and as more fully described in Note 18, the Company issued 350,000 of common stock at $15.00 per share for proceeds of approximately $4.7 million, after deducting the underwriting discounts, fees and commissions.

During the year ended December 31, 2015, the Company issued 23,416 shares of common stock for services which were fully vested upon the date of grant. The Company recorded an expense of $455,000 for the fair value of those shares.

During the year ended December 31, 2016, the Company issued 13,000 shares of common stock for services which were fully vested upon the date of issuance. The Company recorded an expense of $371,000 for the fair value of those shares.

During the year ended December 31, 2016, the Company issued an aggregate of 102,895 shares of common stock for the settlement of $2,895,000 of amounts accrued in accordance with the terms of the LightMiner Asset Purchase Agreement, dated April 24, 2015. As of December 31, 2016 the fair value of $567,000 was accrued and held in escrow which represented 18,905 shares of common stock. Subsequent to December 31, 2016 the escrow was released and the Company issued the shares for settlement of the liability.

INPIXON AND SUBSIDIARIES

(f/k/a SYSOREX GLOBAL AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 19 - Common Stock (continued)

On December 12, 2016, and as more fully described in Note 18, the Company issued 333,333 of common stock at $6.00 per share for proceeds of approximately $1.8 million, after deducting the underwriting discounts, fees and commissions.

On November 21, 2016, and as more fully described in Note 4, the Company issued 35,333 shares of restricted common stock in connection with the purchase of Integrio Technologies, LLC. The Company recorded the $101,000 value of the shares as part of the purchase price of the assets during the year ended December 31, 2016.

Note 20 - Convertible Series 1 Preferred Stock

On August 9, 2016, the Company entered into a Securities Purchase Agreement pursuant to which it issued and sold (i) an 8% Original Issue Discount Senior Convertible Debenture in an aggregate principal amount of $5,700,000 and (ii) 2,250 shares of newly created Series 1 Convertible Preferred Stock for an aggregate purchase price of $5,000,000. (See Note 15) The Company allocated the fair value of the debt and preferred stock under a relative fair value methodology.

The Series 1 Convertible Preferred Stock authorized has a stated price of $1,000 per share, par value of $0.001. The Series 1 Convertible Preferred Stock is not cumulative, has no redemption features outside the control of the Company and has a liquidation preference of $2,250,000 and is subject to certain typical anti-dilution provisions, such as stock dividend or stock splits.

The Series 1 Convertible Preferred Stock is convertible at any time by the shareholder. The number of shares of common stock to be issued is computed by dividing the Stated Value of the share of Preferred Stock, defined as $15,000, by the Conversion Price, defined as $22.50. In addition under the terms of the agreement if, at any time following the six month anniversary of the original issue date or, in the event the Company sells or grants any option to purchase or sells or grants any right to reprice, or otherwise disposes of or issues any shares of common stock or common stock equivalents at an effective price per share that is lower than the conversion price, then the conversion price is reduced to equal the lower price. The holders of the Company’s Series 1 Convertible Preferred Stock have no voting rights. Because the conversion option associated with the Series 1 Convertible Preferred Stock is clearly and closely related to the host instrument, the conversion option does not require bifurcation and classification as a derivative liability.

Note 21 - Stock Options

In September 2011, the Company adopted the 2011 Employee Stock Incentive Plan which provides for the granting of incentive and non-statutory common stock options and stock based incentive awards to employees, non-employee directors, consultants and independent contractors. The plan was amended and restated in May 2014. Incentive stock options are granted at exercise prices not less than 100% of the estimated fair market value of the underlying common stock at date of grant. The exercise price per share for incentive stock options may not be less than 110% of the estimated fair value of the underlying common stock on the grant date for any individual possessing more that 10% of the total outstanding common stock of the Company. Unless terminated sooner by the Board of Directors, this Plan will terminate on August 31, 2021.

Options granted under the Company’s plan vest over periods ranging from immediately to four years and are exercisable over periods not exceeding ten years. The aggregate number of shares that may be awarded under the Company’s plan as of December 31, 2016 is 450,402. As of December 31, 2016 83,543 options were available for future grant.

During the three months ended March 31, 2015, the Company granted options for the purchase of 15,767 shares of common stock to employees of the Company. These options vest pro-rata over 48 months and have a life of ten years and an exercise price of $23.40 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the awards was determined to be $162,000. The fair value of the common stock as of the grant date was determined to be $23.40 per share.

During the three months ended June 30, 2015, the Company granted options for the purchase of 43,367 shares of common stock to employees of the Company. These options vest pro-rata over 48 months and have a life of ten years and exercise prices that ranged from $32.10 to $34.80 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the awards was determined to be $654,000. The fair value of the common stock as of the grant date was determined to range from $32.10 to $34.80 per share.

During the three months ended September 30, 2015, the Company granted options for the purchase of 90,529 shares of common stock to employees of the Company. These options vest pro-rata over 48 months and have a life of ten years and exercise prices that ranged from $23.70 to $26.25 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the awards was determined to be $1,243,000. The fair value of the common stock as of the grant date was determined to range from $23.70 to $26.25 per share.

INPIXON AND SUBSIDIARIES

(f/k/a SYSOREX GLOBAL AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 21 - Stock Options (continued)

During the three months ended December 31, 2015, the Company granted options for the purchase of 28,100 shares of common stock to employees of the Company. These options are one hundred percent vested or vest pro-rata over 48 months, have a life of ten years and exercise prices that ranged from $10.05 to $14.85 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the awards was determined to be $199,000. The fair value of the common stock as of the grant date was determined to range from $10.05 to $14.85 per share.

During the three months ended March 31, 2016, the Company granted options for the purchase of 6,833 shares of common stock to employees of the Company. These options vest pro-rata over 48 months and have a life of ten years and an exercise price of $7.80 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the awards was determined to be $27,000. The fair value of the common stock as of the grant date was determined to be $7.80 per share.

During the three months ended June 30, 2016, the Company granted options for the purchase of 75,460 shares of common stock to employees of the Company. These options vest pro-rata over 48 months and have a life of ten years and an exercise price of $7.80 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the awards was determined to be $292,000. The fair value of the common stock as of the grant date was determined to be $7.80 per share.

During the three months ended September 30, 2016, the Company granted options for the purchase of 23,167 shares of common stock to employees of the Company. These options vest pro-rata over 48 months and have a life of ten years and an exercise price of $7.05 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the awards was determined to be $81,000. The fair value of the common stock as of the grant date was determined to be $7.05 per share.

During the year ended December 31, 2016 and 2015 the Company recorded a charge of $1,377,000 and $1,424,000, respectively, for the amortization of employee stock options.

As of December 31, 2016, the fair value of non-vested options totaled $2,262,000 which will be amortized to expense over the weighted average remaining term of 1.33 years.

The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. Key weighted-average assumptions used to apply this pricing model during the years ended December 31, 2016 and 2015 were as follows:

	2016	2015
Risk-free interest rate	1.35-1.47%	1.73-2.27%
Expected life of option grants	7 years	7 years
Expected volatility of underlying stock	47.47%-49.02%	39.4%-51.45%
Dividends assumption	$ --	$ --

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

INPIXON AND SUBSIDIARIES

(f/k/a SYSOREX GLOBAL AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 21 - Stock Options (continued)

The following table summarizes the changes in options outstanding during the years ended December 31, 2016 and 2015:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	183,969	$39.30	$14,820
Granted	177,763	25.65	--
Exercised	(188)	--	--
Expired	(8,694)	--	--
Forfeitures	(35,980)	--	--
Outstanding at December 31, 2015	316,870	$30.00	$1,815
Granted	105,460	7.64	--
Exercised	--	--	--
Expired	(28,500)	--	--
Forfeitures	(26,971)	--	--
Outstanding at December 31, 2016	366,859	$24.87	$(116,726)

Exercisable at December 31, 2015	108,536	$28.20	$1,815

Exercisable at December 31, 2016	158,120	$29.99	$(62,454)

Note 22 - Warrants

On November 17, 2015, the Company granted warrants for the purchase of 3,333 shares of common stock to a consultant. The warrants were fully vested upon grant, have a three year life and an exercise price of $15.00 per share. The Company valued the warrants using the Black-Scholes option valuation model and the fair value of the award was determined to be $11,400.

On December 12, 2016, the Company granted warrants for the purchase of 250,000 shares of common stock in connection with a securities purchase agreement and as more fully described in Note 18. The warrants are exercisable on the 6-month anniversary of the issuance date at an exercise price equal to $6.75 per share of common stock, subject to adjustments as provided under the terms of the warrants.

INPIXON AND SUBSIDIARIES

(f/k/a SYSOREX GLOBAL AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 22 - Warrants (continued)

The following table summarizes the changes in warrants outstanding during the years ended December 31, 2016 and 2015:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	34,084	$30.60	--
Granted	3,333	15.00	--
Exercised	--	--	--
Outstanding at December 31, 2015	37,417	$29.24	$--

Granted	250,000	6.75	--
Exercised	--	--	--
Outstanding at December 31, 2016	287,417	$9.68	$--

Exercisable at December 31, 2015	37,417	--	--

Exercisable at December 31, 2016	37,417	--	--

Note 23 - Income Taxes

The domestic and foreign components of income (loss) before income taxes from continuing operations for the years ended December 31, 2016 and 2015 are as follows (in thousands):

	2016	2015
Domestic	$(24,847)	$(13,691)
Foreign	(1,885)	1,963

Loss from Continuing Operations before Provision for Income Taxes	$(26,732)	$(11,728)

INPIXON AND SUBSIDIARIES

(f/k/a SYSOREX GLOBAL AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 23 - Income Taxes (continued)

The income tax provision (benefit) for the years ended December 31, 2016 and 2015 consists of the following (in thousands):

	2016	2015
Foreign
Current	$-	$-
Deferred	(1,295)	1,786
U.S. federal
Current	-	-
Deferred	(5,247)	(5,706)
State and Local
Current	(1)	--
Deferred	(1,845)	(1,073)
	(8,388)	(4,993)
Change in valuation allowance	8,387	4,993

Income Tax Provision	$(1)	$-

The reconciliation between the U.S. statutory federal income tax rate and the Company’s effective rate for the years ended December 31, 2016 and 2015 is as follows:

	2016	2015
U.S. federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	3.4	6.3
Impairment of goodwill	(9.4)
Incentive stock options	(1.0)	(2.3)
State rate change and other	1.1	(0.2)
US-Foreign income tax rate difference	(0.6)	1.3
Other permanent items	3.9	3.5
Change in valuation allowance	(31.4)	(42.6)
Effective Rate	0.0%	0.0%

INPIXON AND SUBSIDIARIES

(f/k/a SYSOREX GLOBAL AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

As of December 31, 2016 and 2015, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:

(in 000s)	2016	2015
Deferred Tax Asset
Net operating loss carryovers	$18,293	$13,149
Deferred revenue	4,663	2,732
Stock based compensation	556	606
Deb debenture	130	--
Research credits	159	159
Accrued compensation	296	130
Reserves	846	--
Other	887	228

Total Deferred Tax Asset	25,830	17,004
Less: valuation allowance	(19,472)	(11,085)

Deferred Tax Asset, Net of Valuation Allowance	$6,358	$5,919

Deferred Tax Liabilities	2016	2015
Intangible assets	$(5,312)	$(4,917)
Fixed assets	(312)	(209)
Other	(12)	(80)
Prepaid maintenance	(20)	(145)
Capitalized research	(702)	(568)
Total deferred tax liabilities	(6,358)	(5,919)

Net Deferred Tax Asset (Liability)	$--	$--

As of December 31, 2016 and 2015, the Company had approximately $41.1 million and $32.3 million, respectively, of U.S. federal and state net operating loss (“NOL”) carryovers available to offset future taxable income. These NOLs, if not utilized, begin expiring in the year 2023.

In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s net operating loss carryover may be subject to an annual limitation in the event of a change of control, as defined by the regulations. On April 18, 2014, the Company acquired 100% of the outstanding capital stock of AirPatrol Corporation. As of April 18, 2014, AirPatrol had approximately $17.2 million of U.S. federal and state NOL carryovers available to offset future taxable income. In accordance with Section 382, these NOL carryovers are subject to an annual limitation of approximately $978,000. The Company also performed a preliminary evaluation as to whether a change of control has taken place and concluded that Softlead, Inc. experienced a change of ownership upon the completion of the reverse merger transaction in July 2011. It is estimated that Softlead’s NOLs are subject to an annual limitation of $331,000 for NOLs generated up through the date of the reverse merger in July 2011.

INPIXON AND SUBSIDIARIES

(f/k/a SYSOREX GLOBAL AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

As of December 31, 2016 and 2015, the Company had approximately $1,233,000 and $1,199,000 respectively of Saudi Arabian NOL carryovers available to offset future taxable income. Although the carryover period is unlimited, only 25% of taxable income in any given year may be offset by the Company’s NOL carryovers. As of December 31, 2016 and 2015, AirPatrol Canada, which was acquired on April 18, 2014 as part of the AirPatrol Merger Agreement, had approximately $7,405,000 and $3,924,000 respectively, of Canadian NOL carryovers available to offset future taxable income. These NOLs, if not utilized, begin expiring in the year 2026. As of December 31, 2015 the Company’s management decided to close its Saudi Arabia legal entity. This may impact our carry forward of the NOL upon the completion of our plans.

No provision was made for U.S. taxes on the undistributed earnings of AirPatrol Canada, as such earnings are considered to be permanently reinvested. Such earnings have been, and will continue to be, reinvested, but could become subject to additional tax, if they were remitted as dividends, loaned to the Company, or if the Company should sell its stock in AirPatrol Canada. It is not practicable to determine the amount of additional tax, if any, that might be payable on the undistributed foreign earnings.

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

ASC 740, “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of December 31, 2016 and 2015. As of December 31, 2016 and December 31, 2015, the change in valuation allowance was $8,387,000 and $4,993,000, respectively.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.  ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company is required to file income tax returns in the United States (federal), Canada, Saudi Arabia and in various state jurisdictions in the United States. Based on the Company’s evaluation, it has been concluded that there are no material uncertain tax positions requiring recognition in the Company’s financial statements for the years ended December 31, 2016 and 2015.

The Company’s policy for recording interest and penalties associated with unrecognized tax benefits is to record such interest and penalties as interest expense and as a component of selling, general and administrative expense, respectively.  There were no amounts accrued for interest or penalties for the years ended December 31, 2016 and 2015.  Management does not expect any material changes in its unrecognized tax benefits in the next year.

The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities. The Company is subject to examination by U.S. tax authorities beginning with the year ended December 31, 2013. In general, the Canadian Revenue Authority may reassess taxes four years from the date the original notice of assessment was issued. The tax years that remain open and subject to Canadian reassessment are 2012- 2016. The Company is also subject to examination in Saudi Arabia for five years following the filing of the income tax return.

INPIXON AND SUBSIDIARIES

(f/k/a SYSOREX GLOBAL AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 24 – Fair Value

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

Financial instruments, including accounts receivable, accounts payable, and deferred revenues are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments. The Company’s other financial instruments include debt payable, the carrying value of which approximates fair value, as the notes bear terms and conditions comparable to market for obligations with similar terms and maturities, as well as warrant and embedded conversion liabilities that are accounted for at fair value on a recurring basis as of December 31, 2016, by level within the fair value hierarchy (in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Embedded Conversion Feature	$--	$--	$1	$1
Warrant liability	--	--	209	209
Derivative liability – December 31, 2016	$--	$--	$210	$210

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. The Company’s level 3 liabilities shown in the above table consist of warrants that contain a cashless exercise feature that provides for their net share settlement at the option of the holder. Settlement at fair value upon the occurrence of a fundamental transaction would be computed using the Black Scholes Option Pricing Model.

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

For the Year Ended December 31, 2016
Risk-free interest rate	2.10%
Expected life of option grants	5 years
Expected volatility of underlying stock	47.09%
Dividends assumption	$--

INPIXON AND SUBSIDIARIES

(f/k/a SYSOREX GLOBAL AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 24 – Fair Value (continued)

The expected stock price volatility for the Company’s stock options was determined by the historical volatilities for industry peers and used an average of those volatilities. Risk free interest rates were obtained from U.S. Treasury rates for the applicable periods. The expected term used is the contractual life of the instrument being valued. The dividends assumptions was $0 as the Company historically has not declared any dividends and does not expect to.

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value during the year ended December 31, 2016 (in thousands):

	Warrant Liability	Embedded Conversion Feature	Total Derivative Liabilities

Balance at January 1, 2016	$--	$--	$--
Included in Debt Discount	--	52	52
Reclassification of warrants to derivative liabilities	209	--	209
Change in fair value of derivative	--	(51)	(51)
Balance at December 31, 2016	$209	$1	$210

Note 25 - Credit Risk and Concentrations

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

The Company maintains cash deposits with financial institutions, which, from time to time, may exceed federally insured limits. Cash is also maintained at foreign financial institutions for its Canadian subsidiary and its majority-owned Saudi Arabia subsidiary. Cash in foreign financial institutions as of December 31, 2016 and 2015 was immaterial. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash.

The following table sets forth the percentages of revenue derived by the Company from those customers which accounted for at least 10% of revenues during the years ended December 31, 2016 and 2015 (in thousands):

	Year Ended December 31, 2016		Year Ended December 31, 2015
	$	%	$	%
Customer A	11,650	28%	16,705	25%
Customer B	--	--	7,492	11%

As of December 31, 2016, Customer C represented approximately 29%, Customer A represented approximately 18%, and Customer B represented approximately 14% of total accounts receivable. As of December 31, 2015, Customer A represented approximately 12%, Customer E represented approximately 12%, Customer G represented approximately 12% and Customer B represented approximately 11% of total accounts receivable.

As of December 31, 2016, one vendor represented approximately 43% of total gross accounts payable. Purchases from this vendor during the year ended December 31, 2016 were $16.3 million. As of December 31, 2015, two vendors represented approximately 40% and 22% of total gross accounts payable. Purchases from this vendor during the year ended December 31, 2015 were $24.6 million and $2.8 million.

For the year ended December 31, 2016, one vendor represented approximately 50% of total purchases. For the year ended December 31, 2015, two vendors represented approximately 56% and 11% of total purchases.

INPIXON AND SUBSIDIARIES

(f/k/a SYSOREX GLOBAL AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 26 - Segment Reporting and Foreign Operations

The Company operates in the following business segments:

●

Mobile, IoT & Big Data Products: This segment currently includes our Inpixon product (formerly AirPatrol and Lightminer but now integrated as one). Inpixon’s indoor positioning and data analytics is based on a unique and proprietary sensor technology that finds all accessible cellular, Wi-Fi and Bluetooth signals and then uses a lightning fast data mining engine to deliver visibility and business intelligence based on the industry.

●	Storage and Computing: This segment includes third party hardware, software and related maintenance/warranty products and services that Inpixon resells. It includes but is not limited to products for enterprise computing; storage; virtualization; networking; etc.

●	SaaS Revenues: These are Software-as-a-Services (SaaS) or internet based hosted services including the Shoom product line and other data science services;

●	Professional Services: These are general IT services including but not limited to: custom application/software design; architecture and development; project management; C4I system consulting; strategic outsourcing; staff augmentation; data center design and operations services; data migration services and other non-SaaS services.

The following tables present key financial information of the Company’s reportable segments before unallocated corporate expenses (in thousands):

	Mobile, IoT & Big Data Products	Storage and Computing	SaaS Revenues	Professional Services	Consolidated

Twelve Months Ended December 31, 2016:

Net revenues	$1,617	$36,071	$3,258	$12,221	$53,167
Cost of net revenues	$(553)	$(28,472)	$(938)	$(8,277)	$(38,240)
Gross profit	$1,064	$7,599	$2,320	$3,944	$14,927
Gross margin %	66%	21%	71%	32%	28%
Depreciation and amortization	$474	$832	$24	$3	$1,333
Amortization of intangibles	$2,913	$871	$544	$--	$4,328

Twelve Months Ended December 31, 2015:

Net revenues	$1,651	$49,978	$3,692	$11,636	$66,957
Cost of net revenues	$(510)	$(40,295)	$(824)	$(5,999)	$(47,628)
Gross profit	$1,141	$9,683	$2,868	$5,637	$19,329
Gross margin %	69%	19%	78%	48%	29%
Depreciation and amortization	$164	$122	$111	$2	$399
Amortization of intangibles	$2,681	$769	$544	$--	$3,994

INPIXON AND SUBSIDIARIES

(f/k/a SYSOREX GLOBAL AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 26 - Segment Reporting and Foreign Operations (continued)

Reconciliation of reportable segments’ combined income from operations to the consolidated loss before income taxes is as follows (in thousands):

	For the Years Ended December 31,
	2016	2015
Income from operations of reportable segments	$14,927	$19,329
Unallocated operating expenses	(38,650)	(30,741)
Interest expense	(1,743)	(448)
Other income (expense)	(1,279)	151
Loss from discontinued operations	(758)	(20)
Consolidated net loss	$(27,503)	$(11,729)

The Company’s operations are located primarily in the United States, Canada and Saudi Arabia. Revenues by geographic area are attributed by country of domicile of our subsidiaries. The financial data by geographic area are as follows (in thousands):

	United		Saudi
	States	Canada	Arabia	Eliminations	Total
Year Ended December 31, 2016:
Revenues by geographic area	$53,348	$54	$--	$(235)	$53,167
Operating loss by geographic area	$(21,838)	$(1,860)	$(25)	$--	$(23,723)
Net loss by geographic area	$(24,861)	$(1,860)	$(782)	$--	$(27,503)

Year Ended December 31, 2015:
Revenues by geographic area	$66,916	$41	$--	$--	$66,957
Operating loss by geographic area	$(10,412)	$(1,000)	$--	$--	$(11,412)
Net loss by geographic area	$(13,691)	$1,983	$(21)	$--	$(11,729)

As of December 31, 2016:
Identifiable assets by geographic area	$66,050	$400	$23	$--	$66,473
Long lived assets by geographic area	$29,843	$319	$--	$--	$30,162

As of December 31, 2015:
Identifiable assets by geographic area	$67,538	$405	$772	$--	$68,715
Long lived assets by geographic area	$32,759	$241	$--	$--	$33,000

INPIXON AND SUBSIDIARIES

(f/k/a SYSOREX GLOBAL AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 27 - Commitments and Contingencies

Operating Leases

The Company leases facilities located in California, Washington State, Oregon, Virginia, Maryland, Hawaii, and Canada for its office space under non-cancelable operating leases that expire at various times through 2022. The total amount of rent expense under the leases is recognized on a straight-line basis over the term of the leases. As of December 31, 2016 and 2015, deferred rent payable was $139,000 and $135,000, respectively. Rent expense under the operating leases for the years ended December 31, 2016 and 2015 was $1.4 million and $1.4 million, respectively. The Company receives rental income from subleasing the Maryland office space. The rental income is recorded as a contra account to rent expense.

Future minimum lease payments under the above operating lease commitments at December 31, 2016 are as follows (in thousands):

For the Years Ending December 31,	Operating Lease Amounts	Sublease Income	Minimum Payments
2017	$1,427	$(129)	$1,298
2018	1,161	(129)	1,032
2019	658	--	658
2020	490	--	490
2021	444	--	444
Thereafter	55	--	55
Total	$4,235	$(258)	$3,977

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

INPIXON AND SUBSIDIARIES

(f/k/a SYSOREX GLOBAL AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 27 - Commitments and Contingencies (continued)

During the year ended December 31, 2011, a judgment in the amount of $936,000 was levied against Sysorex Arabia LLC in favor of Creative Edge, Inc. in connection with amounts advanced for operations. Of that amount, $214,000 has been repaid, and the remaining $722,000 has been accrued and is included as a component of liabilities held for sale as of December 31, 2016 and 2015 in the consolidated balance sheets.

Employee Benefit Plans

On January 1, 2015 all of the defined contribution retirement plans were merged into one plan under Inpixon (“The Inpixon 401(k) Plan”). The Inpixon 401(k) Plan covered all of its eligible employees after their completion of six months of service and upon attaining the age of 21. The Inpixon 401(k) Plan provides that employees can contribute a percentage of their compensation limited to amounts prescribed by the Internal Revenue Service, adjusted annually. Matching contributions are made at the discretion of management. No employer-matching contributions were made to the Inpixon 401(k) Plan for the years ended December 31, 2016 or 2015.

Contingent Consideration

Under the terms of the Lilien Asset Purchase Agreement, the Company was liable for the payment of additional cash consideration to the extent that the recipients of the 200,000 shares of the Company’s common stock receive less than $6.0 million from the sale of those shares, less customary commissions, on or before March 20, 2015. This obligation expired on March 31, 2015 with no payment from the Company required.

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

Under the terms of the Integrio Technologies Purchase Agreement, the Integrio acquisition consideration includes up to an aggregate of $1,200,000 in earnout payments, of which up to $400,000 shall be payable to the seller per year for the three years following the Closing. The present value of the expected earnout payment has been calculated by the Company as $1,078,000. The Company also may pay up to an additional $170,000 in commissions on the Integrio acquisition based on the earnout earned by the seller.

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

Note 28 - Subsequent Events

GemCap Loan and Security Agreement Amendment 2

On January 24, 2017, the Company, and its U.S. wholly-owned subsidiaries, Inpixon USA and Inpixon Federal, entered into Amendment Number 2 to the Loan and Security Agreement to amend that certain Loan and Security Agreement and Loan Agreement Schedule, both dated as of November 14, 2016, with GemCap Lending I, LLC whereby Section (21) of the definition of “Eligible Accounts” in Section 1.29 of the Loan Agreement was deleted and restated in its entirety as follows: Accounts that satisfy the criteria set forth in the foregoing items (1) – (20), which are owed by any other single Account Debtor or its Affiliates so long as such Accounts, in the aggregate, constitute no more than twenty percent (20%) of all Eligible Accounts, provided, that only for the period commencing on January 24, 2017 through and including April 24, 2017, Accounts in the aggregate only from and owed by Centene Corporation or its Affiliates may exceed twenty percent (20%) of all Eligible Accounts by an amount not to exceed $500,000, provided, further, that, from and after April 25, 2017, Accounts in the aggregate that are owed by Centene Corporation or its Affiliates that satisfy the criteria set forth in the foregoing items (1) – (20) shall not exceed twenty percent (20%) of all Eligible Accounts; and Borrower shall have paid to Lender an accommodation fee in the amount of $5,000 on February 2, 2017.

INPIXON AND SUBSIDIARIES

(f/k/a SYSOREX GLOBAL AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 28 - Subsequent Events (continued)

Company Name Change and Stock Split

On February 27, 2017, Sysorex Global, n/k/a Inpixon, entered into an Agreement and Plan of Merger with Inpixon, its wholly-owned Nevada subsidiary formed solely for the purpose of changing the Company’s corporate name from Sysorex Global to Inpixon. In accordance with the Merger Agreement, effective as of March 1, 2017, the subsidiary was merged with and into the Company with the Company as the surviving corporation.

As part of the Company’s Name Change, each of the Company’s subsidiaries also amended their corporate charters to change their names from Sysorex USA, Sysorex Government Services, Inc., and Sysorex Canada Corp. to Inpixon USA, Inpixon Federal, Inc., and Inpixon Canada, Inc., respectively, effective as of March 1, 2017.

Also on the Effective Date, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada to effect a 1-for-15 reverse stock split of the Company’s common stock, par value $0.001 per share. Pursuant to the Amendment, every 15 shares of the issued and outstanding Common Stock were converted into one share of Common Stock, without any change in the par value per share.

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

Our chief executive officer and our chief financial officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework issued in 2013.

Based on our assessment, our chief executive officer and our chief financial officer determined that, as of December 31, 2016, our internal control over financial reporting is effective.

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

Item 10: Directors, Executive Officers and corporate governance

The following table sets forth the names and ages of all of our current directors and executive officers. Our officers are appointed by, and serve at the pleasure of, the Company’s Board of the Directors (the “Board”).

Name	Age	Position
Nadir Ali	48	Chief Executive Officer and Director
Kevin Harris	48	Chief Financial Officer
Bret Osborn	52	Chief Sales Officer
Craig Harper	50	Chief Technology Officer
Soumya Das	44	Chief Marketing Officer
Wendy Loundermon	46	Vice President of Finance and Secretary of Inpixon, CFO and Secretary of Inpixon Federal, Inc., Vice President of Finance and Secretary of Inpixon USA and Secretary of Inpixon Canada, Inc.
Leonard Oppenheim	70	Director
Kareem Irfan	56	Director
Tanveer Khader	48	Director

Nadir Ali

Mr. Ali was elected CEO and a Director of the Company in September 2011.  Prior thereto, from 2001, he served as President of Sysorex Consulting Inc. and its subsidiaries. As CEO of the Company, Mr. Ali is responsible for establishing the vision, strategic intent, and the operational aspects of Inpixon.  Mr. Ali works with the Inpixon executive team to deliver both operational and strategic leadership and has over 15 years of experience in the consulting and high tech industries.

Prior to joining Inpixon, from 1998-2001, Mr. Ali was the co-founder and Managing Director of Tira Capital, an early stage technology fund.  Immediately prior thereto, Mr. Ali served as Vice President of Strategic Planning for Isadra, Inc., an e-commerce software start-up. Mr. Ali led the company’s capital raising efforts and its eventual sale to VerticalNet. From 1995 through 1998, Mr. Ali was Vice President of Strategic Programs at Sysorex Information Systems (acquired by Vanstar Government Systems in 1997), a leading computer systems integrator. Mr. Ali played a key operations role and was responsible for implementing and managing the company’s $1 billion plus in multi-year contracts.  He worked closely with the investment bankers on the sale of Sysorex Information Systems to Vanstar in 1997. This started Mr. Ali’s mergers and acquisitions experience which was enhanced with additional M&A activity totaling $150 million. This experience is critical and relevant to Inpixon’s strategy today.  Mr. Ali’s extensive experience in Inpixon’s core government business, as well as extensive contacts and relationships in Silicon Valley and Washington, D.C. were further considered by the Company in appointing Mr. Ali to the Board of Directors. From 1989 to 1994 he was a management consultant, first with Deloitte & Touche LLC in San Francisco and then independently. Mr. Ali received a Bachelor of Arts degree in Economics from the University of California at Berkeley in 1989.  Mr. Ali’s valuable entrepreneurial, management, M&A and technology experience together with his in-depth knowledge of the Company provide him with the qualifications and skills to serve as a director of our Company.

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

Bret Osborn

Mr. Osborn joined Inpixon as President of Lilien Systems (“Lilien”, n.k.a. Inpixon USA) during the Company’s acquisition of Lilien on March 20, 2013.  On May 21, 2015 he was appointed as Chief Sales Officer of the Company. Mr. Osborn is a seasoned, highly successful sales executive with responsibility for Inpixon’s global sales teams. He oversees the Company’s direct sales teams as well as its worldwide reseller partner and systems integration channels. Prior to joining Lilien in 2005, Mr. Osborn held various sales management positions with Blue Arc, EMC Corporation, and Lanier Worldwide.

Craig Harper

Mr. Harper joined Inpixon as Chief Technology Officer on June 24, 2014. Mr. Harper is a pioneer in Big Data, IaaS, SaaS, PaaS and Cloud based technologies. A visionary with nearly 30 years’ experience he leads Inpixon engineering and professional services teams in their development efforts. Mr. Harper’s prior experience includes 15 years of executive management experience within the Cloud infrastructure and mobile application industries including serving as President of Apishpere, a wireless, location-based services company providing secure, scalable orchestration between devices and clouds. Mr. Harper earned an MBA from Babson College and BS degrees in Quantitative Economics & Decision Science, and Computer Science, from the University of California, San Diego.

Soumya Das

Mr. Das joined Inpixon as Chief Marketing Officer, effective November 7, 2016. Prior to joining Inpixon, from November 2013 until January 2016, Mr. Das was the Chief Marketing Officer of Indetiv, a security technology company. From January 2012 until October 2013, Mr. Das was the Chief Marketing Officer of SecureAuth, a provider of multi-factor authentication, single sign-on, adaptive authentication and self-services tools for different applications. Prior to joining SecureAuth, Mr. Das was the Vice President, Marketing and Strategy of CrownPeak, a provider of web content management solutions, from April 2010 until January 2012. Mr. Das earned an MBA from Richmond College, London, United Kingdom, a post-graduate diploma in Export/Import Management and Bachelor of Business Management from Andhra University in India.

Wendy Loundermon

Ms. Loundermon has overseen all of Inpixon’s finance, accounting and HR activities from 2002 until October 2014 and was re-appointed as Interim CFO of the Company effective January 2015 through October 2015.  She has continued on with the Company as Vice President of Finance. Ms. Loundermon has over 20 years of finance and accounting experience. She is currently responsible for the preparation and filing of financial statements and reports for all companies, tax return filings, and managing the accounting staff.  Ms. Loundermon received a Bachelor of Science degree in Accounting and a Master of Science degree in Taxation from George Mason University.

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

Tanveer A. Khader

Mr. Khader has served as a director of the Company since July 8, 2014. Since 2010, Mr. Khader has been the Executive Vice President of Systat Software Inc., a company offering scientific software products for statisticians and researchers. Prior thereto he was Senior Vice President from 2008-2010, Vice President form 2004-2008, and General Manager from 2002-2004. Mr. Khader holds a BE in Engineering from Bangalore University and a degree in Business Administration from St. Joseph’s Commerce College. Mr. Khader’s extensive experience with software development, data analytics and strategic planning give him the qualifications and skills to serve as director of our Company.

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

Independence of Directors

In determining the independence of our directors, we apply the definition of “independent director” provided under the listing rules of The NASDAQ Stock Market LLC (“NASDAQ”). Pursuant to these rules, the Board has determined that all of the directors currently serving on the Board, are independent within the meaning of NASDAQ Listing Rule 5605 with the exception of Nadir Ali, who is an executive officer.

Committees of our Board

The Board has three standing committees: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee.

Audit Committee

The Audit Committee consists of Leonard Oppenheim, Tanveer Khader, and Kareem Irfan, all of whom are “independent” as defined under section 5605(a)(2) of the NASDAQ Listing Rules. Mr. Oppenheim is the Chairman of the Audit Committee. In addition, the Board has determined that Leonard Oppenheim qualifies as an “audit committee financial expert” as defined in the rules of the SEC. The Audit Committee operates pursuant to a charter, which can be viewed on our website at http://www.inpixon.com (under “Investors”). The Audit Committee met 5 times during 2016 with all members in attendance at each meeting, except Kareem Irfan and Tanveer Khader who were each not present at one of the meetings. All members attended more than 75% of such committee meetings. The role of the Audit Committee is to:

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

Compensation Committee

The Compensation Committee consists of Kareem Irfan, Leonard Oppenheim and Tanveer Khader, all of whom are “independent” as defined in section 5605(a)(2) of the NASDAQ Listing Rules. Mr. Irfan is the Chairman of the Compensation Committee. The Compensation Committee did not hold an official meeting during 2016 but rather conducted business through written consents. The role of the Compensation Committee is to:

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

A copy of the charter of the Compensation Committee is available on our website at http://www.inpixon.com (under “Investors”).

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

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee, or the “Governance Committee,” consists of Tanveer Khader, Leonard Oppenheim and Kareem Irfan, all of whom are “independent” as defined in section 5605(a)(2) of the NASDAQ Listing Rules. Mr. Khader is the Chairman of the Governance Committee. The Governance Committee did not hold an official meeting during 2016 but rather conducted business through written consents. The role of the Governance Committee is to:

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

A copy of the charter of the Governance Committee is available on our website at http://www.inpixon.com (under “Investors”).

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

General Communications. The Secretary will summarize all stockholder communications directly relating to our business operations, the Board, our officers, our activities or other matters and opportunities closely related to us. This summary and copies of the actual stockholder communications will then be circulated to the Chairman of the Governance Committee.

Stockholder Proposals and Director Nominations and Recommendations. Stockholder proposals are reviewed by the Secretary for compliance with the requirements for such proposals set forth in our Bylaws and in Regulation 14a-8 promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Stockholder proposals that meet these requirements will be summarized by the Secretary. Summaries and copies of the stockholder proposals are circulated to the Chairman of the Governance Committee.

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

Code of Business Conduct and Ethics

The Board of Directors has adopted a code of business conduct and ethics (the “Code”) designed, in part, to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with or submits to the Securities and Exchange Commission and in the Company’s other public communications, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of Code violations to an appropriate person or persons, as identified in the Code and accountability for adherence to the Code. The Code applies to all directors, executive officers and employees of the Company. The Code is periodically reviewed by the Board of Directors. In the event we determine to amend or waive certain provisions of the Code, we intend to disclose such amendments or waivers on our website at http://www.inpixon.com under the heading “Investors” within four business days following such amendment or waiver or as otherwise required by the Nasdaq Listing Rules.

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

Board Leadership Structure

The Chairman of the Board presides at all meetings of the Board, unless such position is vacant, in which case, the Chief Executive Officer of the Company presides. As a result of the resignation of Abdus Salam Qureishi in September 2016, the office of Chairman of the Board is currently vacant. The Company has no fixed policy with respect to the separation of the offices of the Chairman of the Board and Chief Executive Officer. The Board believes that the separation of the offices of the Chairman of the Board and Chief Executive Officer is in the best interests of the Company and will review this determination from time to time.

Compliance with Section 16 of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2016, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2016, and the representations made by the reporting persons to us, we believe that the following person(s) who, at any time during such fiscal year was a director, officer or beneficial owner of more than 10% of the Company’s common stock, failed to comply with all Section 16(a) filing requirements during the fiscal year:

Name	Number of Late Reports	Number of Transactions not Reported on a Timely Basis	Failure to File a Required Form
Bret Osborn	1*	1	0

* Mr. Osborn was late filing a Form 4 reflecting a purchase of 15,000 shares of Common Stock on May 19, 2016.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)		All Other Compensation ($)		Total ($)

Nadir Ali,	2016	$252,400	$249,348	$--		$158,000	(3)	$659,748
Chief Executive Officer of Inpixon	2015	$252,400	$266,329	$507,500	(1)	$183,399	(2)	$1,209,628

Kevin Harris	2016	$285,000	$81,125	$--		$2,000	(6)	$368,125
Chief Financial Officer of Inpixon	2015	$58,461	$20,000	$130,500	(1)	$--		$208,961

Craig Harper,	2016	$240,000	$65,824	$23,300	(1)	$10,999	(4)	$340,123
Chief Technology Officer of Inpixon	2015	$220,001	$110,000	$180,050	(1)	$7,020	(5)	$517,071

(1)	The fair value of employee option grants are estimated on the date of grant using the Black-Scholes option pricing model with key weighted average assumptions, expected stock volatility and risk free interest rates based on US Treasury rates from the applicable periods.
(2)	Accrued vacation paid as compensation and housing allowance.
(3)	Represents housing allowance and fringe benefits.
(4)	Represents fringe benefits and auto allowance.
(5)	Represents an automobile allowance.
(6)	Represents fringe benefits.

Outstanding Equity Awards at Fiscal Year-End

Other than as set forth below, there were no outstanding unexercised options, unvested stock, and/or equity incentive plan awards issued to our named executive officers as of December 31, 2016.

	Option Awards							Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested #	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)(1)
Nadir Ali	8,333	(1)	-0-		-0-	4.68	12/21/2022	-0-	-0-	-0-	-0-
	28,646	(2)	13,021	(2)	-0-	40.50	08/12/2023	-0-	-0-	-0-	-0-
	17,361	(3)	15,972	(3)	-0-	34.80	04/17/2025	-0-	-0-	-0-	-0-

Kevin Harris	4,167	(4)	12,500	(3)	-0-	14.85	10/19/2025	-0-	-0-	-0-	-0-

Craig Harper	3,542	(3)	1,458	(3)	-0-	56.85	07/03/2024	-0-	-0-	-0-	-0-
	4,688	(3)	3,646	(3)	-0-	23.40	02/12/2025	-0-	-0-	-0-	-0-
	2,917	(3)	3,750	(3)	-0-	26.25	08/05/2025	-0-	-0-	-0-	-0-
	1,389	(3)	5,278	(3)	-0-	7.05	07/20/2026	-0-	-0-	-0-	-0-

(1)	This option is 100% vested.
(2)	This option vests 25% on August 14, 2015 and vests 25% over the following three anniversaries of the grant date.
(3)	This option vests 1/48th per month at the end of each month starting on the grant date.
(4)	This option vests 25% each year for 4 years.

Employment Agreements and Arrangements

Named Executive Officers

On July 1, 2010, Nadir Ali entered into an “at will” Employment and Non-Compete Agreement, as subsequently amended, with Sysorex Federal, Inc., Sysorex Government Services and Sysorex Consulting prior to their acquisition by the Company.  Under the terms of the Employment Agreement Mr. Ali serves as President.  The Employment Agreement was assumed by the Company and Mr. Ali became CEO in September 2011.  Mr. Ali’s salary under the Agreement was initially $240,000 per annum plus other benefits including a bonus plan, a housing allowance, health insurance, life insurance and other standard Sysorex employee benefits. If Mr. Ali’s employment is terminated without Cause (as defined), he will receive his base salary for 12 months from the date of termination.  Mr. Ali’s employment agreement provides that he will not compete with the Company for a period ending 12 months from termination and will be subject to non-solicitation provisions relating to employees, consultants and customers, distributors, partners, joint ventures or suppliers of the Company. On April 17, 2015, the Compensation Committee approved the increase of Mr. Ali’s annual salary to $252,400 per annum, effective January 1, 2015.

On October 12, 2015, effective as of October 19, 2015, Sysorex Global entered into an employment agreement with Kevin Harris (the “Harris Employment Agreement”). Mr. Harris currently serves as Chief Financial Officer of the Company. In accordance with the terms of the Harris Employment Agreement, Mr. Harris will receive a base salary of $285,000 per annum. In addition, Mr. Harris will receive a bonus that is between 25% and 50% of his base salary for each calendar quarter, provided that both the Company and Mr. Harris meet quarterly performance goals, and the specific amount of bonus shall be determined by the Company, in its sole discretion. The Harris Employment Agreement shall be effective for an initial term of twenty-four (24) months and shall automatically be renewed for one additional twelve (12) month period, unless either party terminates the agreement pursuant to the applicable provisions. The Company may terminate the services of Mr. Harris with or without “just cause,” as defined in the Harris Employment Agreement. If the Company terminates Mr. Harris’s employment without just cause, or if Mr. Harris resigns within twenty-four (24) months following a change of control (as defined in the Harris Employment Agreement) and as a result of a material diminution of his position or compensation, Mr. Harris will receive (1) his base salary at the then current rate and levels for four (4) months if Mr. Harris has been employed by the Company for under six (6) months as of the date of termination or resignation, for six (6) months if Mr. Harris has been employed by the Company at least six (6) but not more than twelve (12) months as of the date of termination or resignation, for nine (9) months if Mr. Harris has been employed by the Company more than twelve (12) but not more than twenty-four (24) months as of the date of termination or resignation, or for twelve (12) months if Mr. Harris has been employed by the Company for more than twenty-four (24) months as of the date of resignation or termination; (2) 50% of the value of any accrued but unpaid bonus that Mr. Harris otherwise would have received; (3) the value of any accrued but unpaid vacation time; and (4) any unreimbursed business expenses and travel expenses that are reimbursable under the Harris Employment Agreement. If the Company terminates Mr. Harris’s employment with just cause, Mr. Harris will receive only the portion of his base salary and accrued but unused vacation pay that has been earned through the date of termination.

On June 20, 2014, Craig Harper entered into an offer letter with Inpixon USA (the “Harper Offer Letter”). Mr. Harper currently serves as Chief Technology Officer of the Company. Pursuant to the Harper Offer Letter, Mr. Harper’s compensation arrangements include: (1) an annual salary of $200,000; (2) a quarterly profitability bonus based on Inpixon USA’s EBITDA Percentage (as defined in the Harper Offer Letter); (3) a quarterly gross profit bonus based on the Company’s Gross Profit (as defined in the Harper Offer Letter); (4) a quarterly sales commission based on Inpixon USA’s Gross Profit (as defined in the Harper Offer Letter); (5) auto allowance of $585 per month; (6) 75,000 stock options subject to the Board approval; and (7) all the other benefits normally provided to full-time employees. The goals and rates for the above bonuses and commission are determined by the company. In addition, the quarterly bonuses and commission can only be earned if Mr. Harper is employed in good standing for a full quarter. Effective July 1, 2015 Mr. Harper’s annual salary was increased to $240,000 per year.

Other Executive Officers

On March 20, 2013, upon the Company’s acquisition of Lilien Systems, Lilien Systems (“Lilien”, n.k.a. “Inpixon USA”) entered into a two year employment agreement with Bret Osborn to serve as President of Lilien Systems (the “Osborn Employment Agreement”).  Under the Osborn Employment Agreement, Mr. Osborn’s salary was $180,000 per year and he was eligible to receive compensation under a bonus plan.  If the contract was terminated by Lilien for Cause (as defined in the Osborn Employment Agreement), or if Mr. Osborn resigned without Good Reason (as defined), Mr. Osborn would only receive his compensation earned through the termination date.  If the contract was terminated by Lilien without Cause or if Mr. Osborn terminated his employment for Good Reason, or upon a Change in Control (as defined), Mr. Osborn would also be entitled to one year’s severance pay; all non-vested equity in the Company would accelerate and vest on the date of termination and all healthcare and life insurance coverage through the end of the term shall be paid by the Company. The Osborn Employment Agreement expired on March 20, 2015 in accordance with its terms, after which Mr. Osborn continues to provide services to the Company.

On June 7, 2016, and effective as of January 1, 2016, Mr. Osborn entered into a compensation letter with the Company (the “Osborn Compensation Letter”). Mr. Osborn currently serves as Chief Sales Officer of the Company. Pursuant to the Osborn Compensation Letter, Mr. Osborn’s compensation arrangements include: (1) an annual salary of $180,000; (2) a quarterly sales commission based on Gross profit for all products and services sold by all Inpixon USA EAMs (as defined in the Osborn Compensation Letter) and all sales/net revenue for AirPatrol and LightMiner products; (3) quarterly bonuses based on various subsidiaries’ Gross Profit and/or Net Revenues (as defined in the Osborn Compensation Letter); (4) a recoverable draw of $10,000 per month against current and future quarterly commission or bonuses; and (5) auto allowance of $585 per month. The quarterly commission and bonuses can only be earned if Mr. Osborn is employed in good standing for a full quarter. The Company reserves the right to modify the compensation plan in the Osborn Compensation letter at any time and upon written notice to Mr. Osborn.

On October 21, 2014, and effective as of October 1, 2014, the Company entered into an at-will employment agreement with Wendy Loundermon (the “Loundermon Employment Agreement”). Ms. Loundermon currently serves as Vice President of Finance and Secretary of the Company, CFO and Secretary of Inpixon Federal, Inc., Vice President of Finance and Secretary of Inpixon USA and Secretary of Inpixon Canada, Inc. Pursuant to the Loundermon Employment Agreement, Ms. Loundermon is compensated at an annual rate of $200,000 and is entitled to benefits customarily provided to senior management including equity awards and cash bonuses subject to the satisfaction of certain performance goals determined by the Company. The standards and goals and the bonus targets is set by the Compensation Committee, in its sole discretion. The Company may terminate the services of Ms. Loundermon with or without “cause,” as defined in the Loundermon Employment Agreement. If the Company terminates Ms. Loundermon’s employment without cause or in connection with a change of control (as defined in the Loundermon Employment Agreement), Ms. Loundermon will receive (1) severance consisting of her base salary at the then current rate for twelve (12) months from the date of termination, and (2) her accrued but unpaid salary. If Ms. Loundermon’s employment is terminated under any circumstances other than the above, Ms. Loundermon will receive her accured but unpaid salary.

On November 4, 2016, and effective as of November 7, 2016, Inpixon USA entered into an employment agreement with Soumya Das (the “Das Employment Agreement”). Mr. Das currently serves as Chief Marketing Officer of the Company. In accordance with the terms of the Das Employment Agreement, Mr. Das will receive a base salary of $250,000 per annum. In addition, Mr. Das will receive a bonuses up to $75,000 annually, provided that he completes the required tasks before their deadlines, and the tasks, their deadlines and the amount of corresponding bonuses shall be determined by the company and the CEO. The Das Employment Agreement shall be effective for an initial term of twenty-four (24) months and shall automatically be renewed for one additional twelve (12) month period, unless either party terminates the agreement pursuant to the applicable provisions. The company may terminate the services of Mr. Das with or without “just cause,” as defined in the Das Employment Agreement. If the company terminates Mr. Das’s employment without just cause, or if Mr. Das resigns within twenty-four (24) months following a change of control (as defined in the Das Employment Agreement) and as a result of a material diminution of his position or compensation, Mr. Das will receive (1) his base salary at the then current rate and levels for one (1) month if Mr. Das has been employed by the company for at least six (6) months but not more than twelve (12) months as of the date of termination or resignation, for three (3) months if Mr. Das has been employed by the company more than twelve (12) but not more than twenty-four (24) months as of the date of termination or resignation, or for six (6) months if Mr. Das has been employed by the company for more than twenty-four (24) months as of the date of resignation or termination; (2) 50% of the value of any accrued but unpaid bonus that Mr. Das otherwise would have received; (3) the value of any accrued but unpaid vacation time; and (4) any unreimbursed business expenses and travel expenses that are reimbursable under the Das Employment Agreement. If the company terminates Mr. Das’s employment with just cause, Mr. Das will receive only the portion of his base salary and accrued but unused vacation pay that has been earned through the date of termination.

Securities Authorized for Issuance under Equity Compensation Plans

On September 1, 2011 our Board of Directors and stockholders adopted the 2011 Employee Stock Incentive Plan, which was amended and restated on May 2, 2014 (the Amended and Restated 2011 Employee Stock Incentive Plan is referred to as the “Plan”). The purpose of the Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship, and to stimulate an active interest of these persons in our development and financial success. Under the Plan, as amended, we are authorized to issue up to 175,633 shares of Common Stock, with yearly increases equal to 10% of the number of shares issued during the prior calendar year, including incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long term incentive awards. On June 18, 2015 the stockholders approved an amendment to the Plan increasing the number of shares of common stock authorized for awards under the Plan by 200,000, subject to annual increases. Thus, effective as of January 1, 2017, an aggregate of 498,858 shares are authorized for grant under the Plan. The Plan is administered by our Board until authority is delegated to a committee of the board of directors.

The table below provides information as of December 31, 2016 regarding the Plan and such other compensation plans under which equity securities of the Company have been authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options(a)		Weighted-average exercise price of outstanding (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders	325,192		$22.87	173,666
Equity compensation plans not approved by security holders	41,667	(1)	$40.50	0
Total	366,859		$24.87	173,666

(1)	Options granted to Nadir Ali on August 14, 2013.

Director Compensation

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Directors in the year ended December 31, 2016 expect Nadir Ali, whose aggregate compensation information has been disclosed above.

Name	Fees Earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity Incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)		Total ($)
Leonard Oppenheim	$54,500	$16,650	$-	-	-	$-		$71,150
Thomas Steding (2)	$37,417	$7,200	$-	-	-	$50,000	(1)	$94,617
Kareem Irfan	$43,583	$7,200	$-	-	-	$-		$50,783
Tanveer Khader	$43,667	$7,100	$-	-	-	$-		$50,767
A. Salam Qureishi (3)	$-	$-	$-	-	-	$270,000	(1)	$270,000
Geoffrey Lilien (2)	$29,500	$-	$-	-	-	$-		$29,500

(1)	Compensation under a consulting agreement as fully described in Item 13.
(2)	Board of Directors term ended on November 8, 2016.
(3)	Resigned from our Board of Directors on September 30, 2016.

Directors are entitled to reimbursement of ordinary and reasonable expenses incurred in exercising their responsibilities and duties as a director. Effective July 1, 2015 the Board approved the following compensation plan for the independent directors: $30,000 per year for their services rendered on the Board, $15,000 per year for service as the audit committee chair, $10,000 per year for service as the compensation committee chair, $6,000 per year for service on the audit committee, $4,000 per year for service on the compensation committee, $2,500 per year for service on the nominating committee, a non-qualified stock option grant to purchase 20,000 shares of the Company’s common stock under the Company’s Employee Stock Incentive Plan, and a restricted stock award of 20,000 shares of Common Stock under the Plan, which are 100% vested upon grant.  The payment of any portion of the Compensation, including the grants of any securities under the Plan shall be subject to the terms and conditions of definitive agreements to be entered into between the Company and its independent directors.

Item 12: Security Ownership of Certain Beneficial Owners and Management AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 31, 2017, regarding the beneficial ownership of our common stock by the following persons:

●	each person or entity who, to our knowledge, owns more than 5% of our common stock;

●	our Named Executive Officers;

●	each director; and

●	all of our executive officers and directors as a group.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Inpixon, 2479 E. Bayshore Road, Suite 195, Palo Alto, California 94303. Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of March 31, 2017, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding the options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

Name and Address of Beneficial Owner	Amount and nature of beneficial ownership		Percent of Class (1)
Nadir Ali	111,859	(4)	5.0%
Bret Osborn	51,289	(8)	2.3%
Leonard Oppenheim	8,395	(9)	*
Kareem Ifran	4,416	(10)	*
Tanveer Khader	148,951	(6)	6.8%
Craig Harper	13,812	(11)	*
Kevin Harris	6,528	(12)	*
Wendy Loundermon	26,885	(2)	1.2%
Soumya Das	5,292	(3)	*
All Directors and Executive Officers as a Group (9 persons)	377,427	(7)	16.5%

5% Beneficial Owners

SyHoldings Corporation (5)	144,535		6.6%

*	less than 1% of the issued and outstanding shares of common stock.

(1)	Based on 2,181,745 shares outstanding on March 31, 2017.
(2)	Includes (i) 1,220 shares of common stock held of record by Ms. Loundermon, (ii) 24,215 shares of common stock issuable to Ms. Loundermon upon exercise of outstanding stock options, and (iii) warrants for 1,450 shares held directly by Ms. Loundermon.
(3)	Includes (i) 4,667 shares of common stock held of record by Mr. Das, and (ii) 625 shares of common stock issuable to Mr. Das upon exercise of outstanding stock options.
(4)	Includes (i) 38,028 shares of common stock held of record by Nadir Ali, (ii) 48,958 shares of common stock issuable to Nadir Ali upon exercise of an outstanding stock option, (iii) 3,659 shares of common stock held of record by Lubna Qureishi, Mr. Ali’s wife, (iv) 18,297 shares of common stock held of record by the Qureishi Ali Grandchildren Trust, and (v) 2,917 shares of common stock issuable to Lubna Qureishi upon exercise of an outstanding common stock purchase warrant. Mr. Ali is the joint-trustee (with his wife Lubna Qureishi) of the Qureishi Ali Grandchildren Trust and has voting and investment control over the shares held.
(5)	The power to vote and dispose of these shares is held by Mr. Tanveer Khader, 1735 Technology Drive, #430, San Jose, CA 95110.
(6)	Includes (i) 144,535 shares of common stock owned directly by SyHolding Corp., (ii) 3,333 shares of common stock held of record by Mr. Khader and (iii) 1,083 shares of common stock issuable to Tanveer Khader upon exercise of outstanding stock options. Tanveer Khader holds the power to vote and dispose of the Sy Holdings Corporation shares.
(7)	Includes (i) 107,786 shares of common stock held directly, or by spouse, (ii) 162,832 shares of common stock held of record by entities, (iii) 101,942 shares of common stock issuable upon exercise of stock options, and (iv) 4,867 shares of common stock issuable upon exercise of common stock purchase warrants.
(8)	Includes (i) 44,067 shares of common stock held of record by Mr. Osborn and (ii) 7,222 shares of common stock issuable to Bret Osborn upon exercise of outstanding stock options.
(9)	Includes (i) 6,812 shares of common stock held of record by Mr. Oppenheim, (ii) 1,083 shares of common stock issuable to Leonard Oppenheim upon exercise of outstanding stock options, and (iii) warrants for 500 shares held directly by Mr. Oppenheim.
(10)	Includes (i) 3,333 shares of common stock held of record by Mr. Irfan and (ii) 1,083 shares of common stock issuable to Kareem Irfan upon exercise of outstanding stock options.
(11)	Includes (i) 1,000 shares of common stock held of record by Mr. Harper and (ii) 12,812 shares of common stock issuable to Craig Harper upon exercise of outstanding stock options.
(12)	Includes (i) 1,667 shares of common stock held of record by Mr. Harris and (ii) 4,861 shares of common stock issuable to Kevin Harris upon exercise of outstanding stock options.

Item 13: Certain Relationships and Related Transactions, AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Transactions with Related Persons.

The Board of Directors reviews issues involving potential conflicts of interest, and reviews and approves all related party transactions, including those required to be disclosed as a “related party” transaction under applicable federal securities laws. The Board has not adopted any specific procedures for conducting reviews of potential conflicts of interest and considers each transaction in light of the specific facts and circumstances presented. However, to the extent a potential related party transaction is presented to the Board, the Company expects that the Board would become fully informed regarding the potential transaction and the interests of the related party, and would have the opportunity to deliberate outside of the presence of the related party. The Company expects that the Board would only approve a related party transaction that was in the best interests of the Company, and further would seek to ensure that any completed related party transaction was on terms no less favorable to the Company than could be obtained in a transaction with an unaffiliated third party. Other than as described below, no transaction requiring disclosure under applicable federal securities laws occurred during fiscal year 2016 that was submitted to the Board of Directors for approval as a “related party” transaction.

Related Party Transactions

SEC regulations define the related person transactions that require disclosure to include any transaction, arrangement or relationship in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years in which we were or are to be a participant and in which a related person had or will have a direct or indirect material interest. A related person is: (i) an executive officer, director or director nominee, (ii) a beneficial owner of more than 5% of our common stock, (iii) an immediate family member of an executive officer, director or director nominee or beneficial owner of more than 5% of our common stock, or (iv) any entity that is owned or controlled by any of the foregoing persons or in which any of the foregoing persons has a substantial ownership interest or control.

For the period from January 1, 2015, through the date of this report (the “Reporting Period”), described below are certain transactions or series of transactions between us and certain related persons.

Note Payable to Related Party

The Company has borrowed funds from Sysorex Consulting, Inc., which is a stockholder of the Company and for which Abdus Salam Qureishi, the former Chairman of the Board, is the majority stockholder, pursuant to an oral agreement with no stated interest rate and which is payable upon demand. Non-interest bearing amounts due on demand from Sysorex Consulting, Inc. to Sysorex Arabia LLC were $665,554 as of December 31, 2016 and December 31, 2015. These advances were made to fund operations of Sysorex Consulting and recorded as intercompany accounts without any written agreement. The largest aggregate amount of principal outstanding during the years ended December 31, 2016 and 2015 was $665,554 with no principal or interest paid during those periods.

Agreements with Duroob Technology, Inc.

During 2015, the Company borrowed funds for working capital from Duroob Technology, Inc., a Saudi Arabian limited liability company (“Duroob”), a related party as Duroob’s CEO owns a minority interest in Sysorex Arabia LLC, pursuant to an oral agreement with no stated interest rate and which is payable upon demand. As of December 31, 2016 and 2015, Duroob was owed $1,600 and $1,867, respectively. The largest aggregate amount of principal outstanding during the years ended December 31, 2016 and 2015 was $2,401 and $1,867, respectively, and there were no interest payments paid during such years. Sysorex Arabia LLC is 50.2% owned by the Company and 49.8% owned by Abdul Aziz Salloum (“Salloum”), its general manager. Salloum is also the CEO and principal stockholder of Duroob.

Consulting Agreement

Effective April 1, 2013, the Company entered into a Consulting Services Ordering Agreement with its then Chairman of the Board, Mr. Abdus Salam Qureishi. Under the agreement, Mr. Qureishi, as the former CEO of the Company, would consult on various operations of the Company and be compensated at an hourly rate of $375 per hour. The original term was for one year, expiring March 31, 2014, which was extended to March 31, 2016 by two amendments to the agreement. On March 25, 2016, the Company entered into an Amendment No. 3 (the “Amended Agreement”) with Mr. Qureishi, effective March 16, 2016, pursuant to which the Company agreed to pay Mr. Qureishi a fee of $20,000 per month for all consulting services performed during the term of the agreement. In addition, the Amended Agreement provided for an extension of the term for an additional nine months from March 31, 2016 to December 31, 2016. Mr. Qureishi received $270,000 and $360,000 during 2016 and 2015, respectively.

Thomas Steding, a director, resigned from the Audit Committee of the Company’s Board effective November 1, 2015. Mr. Steding signed an agreement (the “Steding Consulting Agreement”) to provide consulting services to the Company subsequent to that date. The services required by the consulting agreement include providing guidance on general management and leadership, cultural practices and reinforcement, marketing strategy and positioning, product development best practice, weekly control practices, executive development, and similar services. The term of the agreement expired on October 31, 2016. Mr. Steding was paid $5,000 per month as compensation for his services, received an option to purchase 50,000 shares of the Company’s common stock and was reimbursed, in accordance with the Company’s travel and entertainment policy, expenses incurred by him in providing the services. The right to purchase 1/48th of the option shares will vest for each month of Mr. Steding’s continuous service to the Company, starting on the date the Board approves the option grant. Mr. Steding was not elected as a director at the Company’s 2016 Annual Meeting of Stockholders and no longer served on the Company’s Board or any committees after November 8, 2016.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below are approximate fees for services rendered by Marcum LLP, our independent registered public accounting firm, for the fiscal years ended December 31, 2016 and 2015.

	2016	2015
Audit Fees(1)	$317,426	$266,042
Audit Related Fees	$11,135	$65,311
Tax Fees	$--	$--
All Other Fees	$--	$--

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

Audit Fees. The “Audit Fees” are the aggregate fees of Marcum attributable to professional services rendered in 2016 and 2015 for the audit of our annual financial statements, for review of financial statements included in our quarterly reports on Form 10-Q or for services that are normally provided by Marcum in connection with statutory and regulatory filings or engagements for that fiscal year. These fees include fees billed for professional services rendered by Marcum for the review of registration statements or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees. Marcum billed us for professional services that were reasonably related to the performance of the audit or review of financial statements in 2016 and 2015, which are not included under Audit Fees above including the filing of our registration statements, including our Registration Statement on Form S-3. This amount also includes audit fees related to acquisitions.

Tax Fees. Marcum did not perform any tax advice or planning services in 2016 or 2015.

All Other Fees. Marcum did not perform any services for us or charge any fees other than the services described above in 2016 and 2015.

Pre-approval Policies and Procedures

The Audit Committee is required to review and approve in advance the retention of the independent auditors for the performance of all audit and lawfully permitted non-audit services and the fees for such services. The Audit Committee may delegate to one or more of its members the authority to grant pre-approvals for the performance of non-audit services, and any such Audit Committee member who pre-approves a non-audit service must report the pre-approval to the full Audit Committee at its next scheduled meeting. The Audit Committee is required to periodically notify the Board of their approvals. The required pre-approval policies and procedures were complied with during 2016.

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

Exhibit No.	Description of Document

(a) Exhibit No.	Description
2.1†	Asset Purchase Agreement, dated as of April 24, 2015, between Sysorex Global Holdings Corp., LightMiner Systems, Inc. and Chris Baskett. (15)
2.2	Agreement and Plan of Merger, dated as of December 14, 2015, between Sysorex Global Holdings Corp. and Sysorex Global. (19)
2.3	Asset Purchase Agreement, dated November 14, 2016, among Integrio Technologies, LLC, Emtec Federal, LLC, Sysorex Government Services, Inc. and Sysorex Global. (21)
2.4	Amendment No. 1 to Asset Purchase Agreement, dated as of November 21, 2016, by and among Sysorex Global, Sysorex Government Services, Inc., Integrio Technologies, LLC and Emtec Federal, LLC. (24)
2.5	Agreement and Plan of Merger, dated as of February 27, 2017, between Sysorex Global and Inpixon. (20)
3.1	Restated Articles of Incorporation. (1)
3.2	Amendment No. 1 to Amended and Restated Bylaws of Softlead, Inc. (renamed Sysorex Global Holdings Corp.) (1)
3.3	Articles of Merger (renamed Sysorex Global). (19)
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series 1 Convertible Preferred Stock. (25)
3.5	Certificate of Correction. (25)
3.6	Articles of Merger (renamed Inpixon). (20)

(a) Exhibit No.	Description
3.7	Certificate of Amendment to Articles of Incorporation (Reverse Split). (20)
4.1	Specimen Stock Certificate of the Corporation. (1)
4.2	Business Financing Agreement dated March 15, 2013 by and among the Sysorex Government Services, Inc., Lilien Systems and Bridge Bank, N.A. (1)
4.3	Warrant to purchase common stock dated March 20, 2013 held by Bridge Bank N.A. (1)
4.4	Warrant to purchase common stock dated July 31, 2012 held by Hanover Holdings I, LLC. (1)
4.5	Warrant to purchase common stock dated August 29, 2013 held by Bridge Bank N.A. (2)
4.6	Amendment to Business Financing Agreement, Waiver of Default and Consent dated as of August 29, 2013 between the Sysorex Global Holdings Corp. and Bridge Bank, N.A. (2)
4.7	Form of Underwriter’s Warrant. (4)
4.8	Warrant to purchase common stock dated December 15, 2016. (22)
4.9	8% Original Issue Discount Senior Convertible Debenture issued to Hillair Capital Investments L.P. (25)
10.1	Guaranty of Corporation to Bridge Bank, N.A. dated March 15, 2013. (1)
10.2	Guarantor Security Agreement dated March 15, 2013 to Bridge Bank, N.A. (1)
10.3	Registration Rights Agreement dated March 20, 2013 by and between the Corporation and Bridge Bank, N.A. (1)
10.4	Form of Guaranty Agreement dated March 2013 between the Corporation and each of the former members of Lilien, LLC. (1)
10.5+	Form of Employment Agreement effective March 2013 between the Corporation and each of Geoffrey Lilien, Dhruv Gulati and Bret Osborn. (1)
10.6	Registration Rights Agreement dated August 29, 2013 by and between the Corporation and Bridge Bank, N.A. (2)

10.7+	Employment Agreement dated July 1, 2010, by and between the Corporation and Nadir Ali, as amended. (2)
10.8	Equity Exchange Agreement dated as of March 31, 2013 by and between the Corporation and Duroob Technology. (2)
10.9	Loan Agreement dated as of August 30, 2013 by and between AirPatrol Corporation and Sysorex Global Holdings Corp. (4)
10.10	Secured Promissory Note dated August 30, 2013 from AirPatrol Corporation to Sysorex Global Holdings Corp. (4)
10.11	Security Agreement dated as of August 30, 2013 by and between AirPatrol Corporation and Sysorex Global Holdings Corp. (4)
10.12	Subordination Agreement dated as of August 30, 2013 by and between Sysorex Global Holdings Corp. and Note Holders. (4)
10.13+	Employment Agreement dated as of December 20, 2013 by and between AirPatrol Corporation and Cleve Adams. (5)

(a) Exhibit No.	Description
10.14	Amendment No. 1 to Secured Promissory Note dated February 28, 2014 from AirPatrol Corporation to Sysorex Global Holdings Corp. (6)
10.15	Securities Purchase Agreement dated February 24, 2014 between Sysorex Global Holdings Corp. and Geneseo Communications, Inc. (6)
10.16+	Consulting Services Ordering Agreement dated as of April 1, 2013 by and between the Company and A. Salam Qureishi. (6)
10.17	Amendment Number Two to Business Financing Agreement, Waiver and Consent dated May 13, 2014 among Bridge Bank National Association, Lilien Systems and Sysorex Government Services, Inc. (9)
10.18	Amendment Number Three to Business Financing Agreement, Waiver and Consent dated December 31, 2014 among Bridge Bank National Association, Lilien Systems and Sysorex Government Services, Inc. (14)
10.19+	Director Services Agreement with Leonard A. Oppenheim dated October 21, 2014. (11)
10.20+	Director Services Agreement with Thomas L. Steding dated October 21, 2014. (11)
10.21+	Director Services Agreement with Kareem M. Irfan dated October 21, 2014. (11)
10.22+	Director Services Agreement with Tanveer A. Khader dated October 21, 2014. (11)
10.23+	Form of Non-Qualified Stock Option Agreement. (11)
10.24+	Form of Restricted Stock Award Agreement. (11)
10.25+	Employment Agreement, effective as of October 1, 2014, between William Frederick and the Company. (11)
10.26+	Employment Agreement, effective as of October 1, 2014, between Wendy Loundermon and the Company. (11)
10.27+	Form of Incentive Stock Option Agreement. (11)
10.28+	Release Agreement, dated January 30, 2015, between William Frederick and the Company. (12)
10.29+	Amended and Restated 2011 Employee Stock Incentive Plan. (13)
10.30†	Amendment Number Four To Business Financing Agreement dated April 29, 2015 among Bridge Bank, N.A., Lilien Systems, Sysorex Government Services, Inc., Sysorex Federal, Inc., Sysorex Global Holdings Corp., Shoom, Inc. and AirPatrol Corporation. (16)
10.31†	Amendment Number Five To Business Financing Agreement dated October 7, 2015 among Western Alliance Bank, Lilien Systems, Sysorex Government Services, Inc., Sysorex Federal, Inc., Sysorex Global Holdings Corp., Shoom, Inc. and AirPatrol Corporation. (17)
10.32+	Employment Agreement dated as of October 6, 2015 by and between Sysorex Global Holdings Corp. and Kevin R. Harris. (17)
10.33+	Consulting Agreement dated as of November 1, 2015 by and between Sysorex Global Holdings Corp. and Thomas L. Steding. (18)
10.34	Stock Assignment Agreement dated as of December 14, 2015 by and between Sysorex Federal, Inc. and Sysorex Global Holdings Corp. (19)

(a) Exhibit No.	Description
10.35	Stock Assignment Agreement dated as of December 14, 2015 by and between AirPatrol Corporation and Sysorex Global Holdings Corp. (19)
10.36	Consulting Services Ordering Agreement Amendment No. 3 dated March 25, 2016 by and between the Company and A. Salam Qureishi. (27)
10.37	Amendment Number Five To Business Financing Agreement dated March 25, 2016 among Western Alliance Bank, Sysorex USA, Sysorex Government Services, Inc. and Sysorex Global. (27)
10.38	Loan and Security Agreement dated November 14, 2016 by and among GemCap Lending I, LLC and Sysorex Global, Sysorex USA and Sysorex Government Services, Inc. (21)
10.39	Loan Agreement Schedule dated November 14, 2016 by and among GemCap Lending I, LLC and Sysorex Global, Sysorex USA and Sysorex Government Services, Inc. (21)
10.40	Secured Promissory Note dated November 14, 2016 and issued to GemCap Lending I, LLC by Sysorex Global, Sysorex USA and Sysorex Government Services, Inc. (21)
10.41	Pre-Funding and Post-Closing Agreement dated November 14, 2016 by and among GemCap Lending I, LLC and Sysorex Global, Sysorex USA and Sysorex Government Services Inc. (21)
10.42	Amendment Number 1 to the Loan and Security Agreement and to the Loan Agreement Schedule by and among GemCap Lending I, LLC and Sysorex Global, Sysorex USA and Sysorex Government Services, Inc. (22)
10.43	Engagement Letter between Sysorex Global and Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC, dated as of December 10, 2016. (23)
10.44	Securities Purchase Agreement dated December 12, 2016. (23)
10.45	Subcontract Agreement Pending Novation, dated as of November 21, 2016, by and among Sysorex Global, Sysorex Government Services, Inc., Integrio Technologies, LLC and Emtec Federal, LLC. (24)
10.46	Securities Purchase Agreement dated as of August 9, 2016 by and between Sysorex Global and Hillair Capital Investments L.P. (25)
10.47	Security Agreement dated as of August 9, 2016 by and among Sysorex Global, Sysorex USA, Sysorex Government Services, Inc., Sysorex Canada Corp., Sysorex Arabia LLC and Hillair Capital Investments L.P. (25)
10.48	Subsidiary Guarantee dated as of August 9, 2016 made by Sysorex Global, Sysorex USA, Sysorex Government Services, Inc., Sysorex Canada Corp. and Sysorex Arabia LLC in favor of Hillair Capital Investments L.P. (25)
10.49	Amendment Number Seven to Business Financing Agreement by and between the Company and its subsidiaries and Western Alliance Bank, dated August 5, 2016. (25)
10.50	Amendment No. Six to Business Financing Agreement and Forbearance Agreement dated June 3, 2016 among Western Alliance Bank, Sysorex USA, and Sysorex Government Services, Inc. (26)
*10.51+	Employment Agreement dated November 4, 2016, by and between Sysorex USA and Soumya Das.
*10.52	Lease dated December 22, 2015, by and between Brandywine Operating Partnership, L.P. and Spectrum Systems, LLC (acquired by Inpixon Federal, Inc.)
*10.53	Commercial Lease Amendment dated September 19, 2016, by and between 424116 B.C. Ltd. and Sysorex Canada Corp.
*10.54	Addendum No. 3 to Lease dated April 30, 2008, dated February 6, 2017, by and between Balboa & Victory Partnership and Sysorex USA.
*10.55	Office Lease 101 Larkspur Landing Circle dated September 28, 2016, by and between Savoy Corporation and Sysorex USA.
*10.56	Early Occupancy Letter Agreement dated July 19, 2013, by and between St. John Properties, Inc. and AirPatrol Corporation (merged in to Inpixon USA).
*10.57	Lease Agreement dated August 21, 2014, by and between ECI Two Bayshore LLC and Sysorex Global Holdings Corp.
*10.58+	Offer Letter dated June 20, 2014, by and between Lilien Systems and Craig Harper.
*10.59+	Compensation Letter dated June 7, 2016, by and between Sysorex and Bret Osborn.
*21	List of Subsidiaries of the Corporation.
*23.1	Consent of Marcum LLP.
*24.1	Power of Attorney.
*31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016.
*31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016.
**32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Master Services Agreement dated February 24, 2014 by and between Geneseo Communications, Inc. and the Corporation. (7)
*101.INS	XBRL Instant Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and the registrant undertakes to furnish supplemental copies of any of the omitted exhibits and schedules upon request by the Commission.
+	Indicates a management contract or compensatory plan.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-190574) filed on August 12, 2013.

(2)	Filed on October 9, 2013 with the Company’s Registration Statement on Form S-1 (No. 333-191648) and incorporated herein by reference.

(3)	Filed on November 12, 2013 with Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-191648) and incorporated herein by reference.

(4)	Filed on December 9, 2013 with Amendment No. 2 to the Company’s Registration Statement on Form S-1 (No. 333-191648) and incorporated herein by reference.

(5)	Filed on January 21, 2014 with Amendment No. 3 to the Company’s Registration Statement on Form S-1 (No. 333-191648) and incorporated herein by reference.

(6)	Filed on March 13, 2014 with Amendment No. 4 to the Company’s Registration Statement on Form S-1 (No. 333-191648) and incorporated herein by reference.

(7)	Filed on March 21, 2014 with Amendment No. 5 to the Company’s Registration Statement on Form S-1 (No. 333-191648) and incorporated herein by reference.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 24, 2014.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed on May 15, 2014.

(10)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-198502) filed on August 29, 2014.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 27, 2014.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 5, 2015.

(13)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-195655) filed on May 2, 2014.

(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 27, 2015.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 30, 2015.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 7, 2015.

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 13, 2015.
(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed on November 13, 2015.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 18, 2015.

(20)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 1, 2017.

(21)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 18, 2016.

(22)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 12, 2016.

(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 12, 2016.

(24)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 28, 2016.

(25)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 10, 2016.

(26)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 9, 2016.

(27)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 30, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INPIXON

Date: April 17, 2017	By:	/s/ Nadir Ali
Nadir Ali
Chief Executive Officer Principal Executive Officer

Date: April 17, 2017	By:	/s/ Kevin R. Harris
Kevin R. Harris
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has April 14, 2017 signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nadir Ali	CEO (Principal Executive Officer) and Director	April 17, 2017
Nadir Ali

/s/ Kevin R. Harris	Chief Financial Officer (Principal	April 17, 2017
Kevin R. Harris	Financial and Accounting Officer)

*	Director	April 17, 2017
Len Oppenheim

*	Director	April 17, 2017
Kareem Irfan

*	Director	April 17, 2017
Tanveer Khader

* Nadir Ali, by signing his name hereto, does hereby sign this report on behalf of the directors of the Registrant above whose typed names appear, pursuant to powers of the attorney executed by such directors and filed with the Securities and Exchange Commission.

By:	Nadir Ali
Nadir Ali, Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.	Description of Document

2.1†	Asset Purchase Agreement, dated as of April 24, 2015, between Sysorex Global Holdings Corp., LightMiner Systems, Inc. and Chris Baskett. (15)
2.2	Agreement and Plan of Merger, dated as of December 14, 2015, between Sysorex Global Holdings Corp. and Sysorex Global. (19)
2.3	Asset Purchase Agreement, dated November 14, 2016, among Integrio Technologies, LLC, Emtec Federal, LLC, Sysorex Government Services, Inc. and Sysorex Global. (21)
2.4	Amendment No. 1 to Asset Purchase Agreement, dated as of November 21, 2016, by and among Sysorex Global, Sysorex Government Services, Inc., Integrio Technologies, LLC and Emtec Federal, LLC. (24)
2.5	Agreement and Plan of Merger, dated as of February 27, 2017, between Sysorex Global and Inpixon. (20)
3.1	Restated Articles of Incorporation. (1)
3.2	Amendment No. 1 to Amended and Restated Bylaws of Softlead, Inc. (renamed Sysorex Global Holdings Corp.) (1)
3.3	Articles of Merger (renamed Sysorex Global). (19)
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series 1 Convertible Preferred Stock. (25)
3.5	Certificate of Correction. (25)
3.6	Articles of Merger (renamed Inpixon). (20)

Exhibit No.	Description of Document

3.7	Certificate of Amendment to Articles of Incorporation (Reverse Split). (20)
4.1	Specimen Stock Certificate of the Corporation. (1)
4.2	Business Financing Agreement dated March 15, 2013 by and among the Sysorex Government Services, Inc., Lilien Systems and Bridge Bank, N.A. (1)
4.3	Warrant to purchase common stock dated March 20, 2013 held by Bridge Bank N.A. (1)
4.4	Warrant to purchase common stock dated July 31, 2012 held by Hanover Holdings I, LLC. (1)
4.5	Warrant to purchase common stock dated August 29, 2013 held by Bridge Bank N.A. (2)
4.6	Amendment to Business Financing Agreement, Waiver of Default and Consent dated as of August 29, 2013 between the Sysorex Global Holdings Corp. and Bridge Bank, N.A. (2)
4.7	Form of Underwriter’s Warrant. (4)
4.8	Warrant to purchase common stock dated December 15, 2016. (22)
4.9	8% Original Issue Discount Senior Convertible Debenture issued to Hillair Capital Investments L.P. (25)
10.1	Guaranty of Corporation to Bridge Bank, N.A. dated March 15, 2013. (1)
10.2	Guarantor Security Agreement dated March 15, 2013 to Bridge Bank, N.A. (1)
10.3	Registration Rights Agreement dated March 20, 2013 by and between the Corporation and Bridge Bank, N.A. (1)
10.4	Form of Guaranty Agreement dated March 2013 between the Corporation and each of the former members of Lilien, LLC. (1)
10.5+	Form of Employment Agreement effective March 2013 between the Corporation and each of Geoffrey Lilien, Dhruv Gulati and Bret Osborn. (1)
10.6	Registration Rights Agreement dated August 29, 2013 by and between the Corporation and Bridge Bank, N.A. (2)

10.7+	Employment Agreement dated July 1, 2010, by and between the Corporation and Nadir Ali, as amended. (2)
10.8	Equity Exchange Agreement dated as of March 31, 2013 by and between the Corporation and Duroob Technology. (2)
10.9	Loan Agreement dated as of August 30, 2013 by and between AirPatrol Corporation and Sysorex Global Holdings Corp. (4)
10.10	Secured Promissory Note dated August 30, 2013 from AirPatrol Corporation to Sysorex Global Holdings Corp. (4)
10.11	Security Agreement dated as of August 30, 2013 by and between AirPatrol Corporation and Sysorex Global Holdings Corp. (4)
10.12	Subordination Agreement dated as of August 30, 2013 by and between Sysorex Global Holdings Corp. and Note Holders. (4)
10.13+	Employment Agreement dated as of December 20, 2013 by and between AirPatrol Corporation and Cleve Adams. (5)

Exhibit No.	Description of Document

10.14	Amendment No. 1 to Secured Promissory Note dated February 28, 2014 from AirPatrol Corporation to Sysorex Global Holdings Corp. (6)
10.15	Securities Purchase Agreement dated February 24, 2014 between Sysorex Global Holdings Corp. and Geneseo Communications, Inc. (6)
10.16+	Consulting Services Ordering Agreement dated as of April 1, 2013 by and between the Company and A. Salam Qureishi. (6)
10.17	Amendment Number Two to Business Financing Agreement, Waiver and Consent dated May 13, 2014 among Bridge Bank National Association, Lilien Systems and Sysorex Government Services, Inc. (9)
10.18	Amendment Number Three to Business Financing Agreement, Waiver and Consent dated December 31, 2014 among Bridge Bank National Association, Lilien Systems and Sysorex Government Services, Inc. (14)
10.19+	Director Services Agreement with Leonard A. Oppenheim dated October 21, 2014. (11)
10.20+	Director Services Agreement with Thomas L. Steding dated October 21, 2014. (11)
10.21+	Director Services Agreement with Kareem M. Irfan dated October 21, 2014. (11)
10.22+	Director Services Agreement with Tanveer A. Khader dated October 21, 2014. (11)
10.23+	Form of Non-Qualified Stock Option Agreement. (11)
10.24+	Form of Restricted Stock Award Agreement. (11)
10.25+	Employment Agreement, effective as of October 1, 2014, between William Frederick and the Company. (11)
10.26+	Employment Agreement, effective as of October 1, 2014, between Wendy Loundermon and the Company. (11)
10.27+	Form of Incentive Stock Option Agreement. (11)
10.28+	Release Agreement, dated January 30, 2015, between William Frederick and the Company. (12)
10.29+	Amended and Restated 2011 Employee Stock Incentive Plan. (13)
10.30†	Amendment Number Four To Business Financing Agreement dated April 29, 2015 among Bridge Bank, N.A., Lilien Systems, Sysorex Government Services, Inc., Sysorex Federal, Inc., Sysorex Global Holdings Corp., Shoom, Inc. and AirPatrol Corporation. (16)
10.31†	Amendment Number Five To Business Financing Agreement dated October 7, 2015 among Western Alliance Bank, Lilien Systems, Sysorex Government Services, Inc., Sysorex Federal, Inc., Sysorex Global Holdings Corp., Shoom, Inc. and AirPatrol Corporation. (17)
10.32+	Employment Agreement dated as of October 6, 2015 by and between Sysorex Global Holdings Corp. and Kevin R. Harris. (17)
10.33+	Consulting Agreement dated as of November 1, 2015 by and between Sysorex Global Holdings Corp. and Thomas L. Steding. (18)
10.34	Stock Assignment Agreement dated as of December 14, 2015 by and between Sysorex Federal, Inc. and Sysorex Global Holdings Corp. (19)

Exhibit No.	Description of Document

10.35	Stock Assignment Agreement dated as of December 14, 2015 by and between AirPatrol Corporation and Sysorex Global Holdings Corp. (19)
10.36	Consulting Services Ordering Agreement Amendment No. 3 dated March 25, 2016 by and between the Company and A. Salam Qureishi. (27)
10.37	Amendment Number Five To Business Financing Agreement dated March 25, 2016 among Western Alliance Bank, Sysorex USA, Sysorex Government Services, Inc. and Sysorex Global. (27)
10.38	Loan and Security Agreement dated November 14, 2016 by and among GemCap Lending I, LLC and Sysorex Global, Sysorex USA and Sysorex Government Services, Inc. (21)
10.39	Loan Agreement Schedule dated November 14, 2016 by and among GemCap Lending I, LLC and Sysorex Global, Sysorex USA and Sysorex Government Services, Inc. (21)
10.40	Secured Promissory Note dated November 14, 2016 and issued to GemCap Lending I, LLC by Sysorex Global, Sysorex USA and Sysorex Government Services, Inc. (21)
10.41	Pre-Funding and Post-Closing Agreement dated November 14, 2016 by and among GemCap Lending I, LLC and Sysorex Global, Sysorex USA and Sysorex Government Services Inc. (21)
10.42	Amendment Number 1 to the Loan and Security Agreement and to the Loan Agreement Schedule by and among GemCap Lending I, LLC and Sysorex Global, Sysorex USA and Sysorex Government Services, Inc. (22)
10.43	Engagement Letter between Sysorex Global and Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC, dated as of December 10, 2016. (23)
10.44	Securities Purchase Agreement dated December 12, 2016. (23)
10.45	Subcontract Agreement Pending Novation, dated as of November 21, 2016, by and among Sysorex Global, Sysorex Government Services, Inc., Integrio Technologies, LLC and Emtec Federal, LLC. (24)
10.46	Securities Purchase Agreement dated as of August 9, 2016 by and between Sysorex Global and Hillair Capital Investments L.P. (25)
10.47	Security Agreement dated as of August 9, 2016 by and among Sysorex Global, Sysorex USA, Sysorex Government Services, Inc., Sysorex Canada Corp., Sysorex Arabia LLC and Hillair Capital Investments L.P. (25)
10.48	Subsidiary Guarantee dated as of August 9, 2016 made by Sysorex Global, Sysorex USA, Sysorex Government Services, Inc., Sysorex Canada Corp. and Sysorex Arabia LLC in favor of Hillair Capital Investments L.P. (25)
10.49	Amendment Number Seven to Business Financing Agreement by and between the Company and its subsidiaries and Western Alliance Bank, dated August 5, 2016. (25)
10.50	Amendment No. Six to Business Financing Agreement and Forbearance Agreement dated June 3, 2016 among Western Alliance Bank, Sysorex USA, and Sysorex Government Services, Inc. (26)
*10.51+	Employment Agreement dated November 4, 2016, by and between Sysorex USA and Soumya Das.
*10.52	Lease dated December 22, 2015, by and between Brandywine Operating Partnership, L.P. and Spectrum Systems, LLC (acquired by Inpixon Federal, Inc.).
*10.53	Commercial Lease Amendment dated September 19, 2016, by and between 424116 B.C. Ltd . and Sysorex Canada, Corp.
*10.54	Addendum No. 3 to Lease dated April 30, 2008, dated February 6, 2017, by and between Balboa & Victory Partnership and Sysorex USA.
*10.55	Office Lease 101 Larkspur Landing Circle dated September 28, 2016, by and between Savoy Corporation and Sysorex USA.
*10.56	Early Occupancy Letter Agreement dated July 19, 2013, by and between St. John Properties, Inc. and AirPatrol Corporation (merged in to Inpixon USA).
*10.57	Lease Agreement dated August 21, 2014, by and between ECI Two Bayshore LLC and Sysorex Global Holdings Corp.
*10.58+	Offer Letter dated June 20, 2014, by and between Lilien Systems and Craig Harper.
*10.59+	Compensation Letter dated June 7, 2016, by and between Sysorex and Bret Osborn.

Exhibit No.	Description of Document

*21	List of Subsidiaries of the Corporation.
*23.1	Consent of Marcum LLP.
*24.1	Power of Attorney.
*31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016.
*31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016.
**32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Master Services Agreement dated February 24, 2014 by and between Geneseo Communications, Inc. and the Corporation. (7)
*101.INS	XBRL Instant Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

†	Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and the registrant undertakes to furnish supplemental copies of any of the omitted exhibits and schedules upon request by the Commission.

+	Indicates a management contract or compensatory plan.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-190574) filed on August 12, 2013.

(2)	Filed on October 9, 2013 with the Company’s Registration Statement on Form S-1 (No. 333-191648) and incorporated herein by reference.

(3)	Filed on November 12, 2013 with Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-191648) and incorporated herein by reference.

(4)	Filed on December 9, 2013 with Amendment No. 2 to the Company’s Registration Statement on Form S-1 (No. 333-191648) and incorporated herein by reference.

(5)	Filed on January 21, 2014 with Amendment No. 3 to the Company’s Registration Statement on Form S-1 (No. 333-191648) and incorporated herein by reference.

(6)	Filed on March 13, 2014 with Amendment No. 4 to the Company’s Registration Statement on Form S-1 (No. 333-191648) and incorporated herein by reference.

(7)	Filed on March 21, 2014 with Amendment No. 5 to the Company’s Registration Statement on Form S-1 (No. 333-191648) and incorporated herein by reference.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 24, 2014.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed on May 15, 2014.

(10)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-198502) filed on August 29, 2014.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 27, 2014.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 5, 2015.

(13)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-195655) filed on May 2, 2014.

(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 27, 2015.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 30, 2015.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 7, 2015.

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 13, 2015.
(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed on November 13, 2015.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 18, 2015.

(20)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 1, 2017.

(21)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 18, 2016.

(22)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 12, 2016.

(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 12, 2016.

(24)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 28, 2016.

(25)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 10, 2016.

(26)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 9, 2016.

(27)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 30, 2016.

