Form 10-Q
period 2017-03-31
INPIXON
filed 2017-05-15
CIK 1529113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 001-36404

INPIXON

(Exact name of registrant as specified in its charter)

Nevada	88-0434915
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2479 Bayshore Road Suite 195 Palo Alto, CA	94303
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (408) 702-2167

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.001	2,441,745
(Class)	Outstanding at May 11, 2017

INPIXON

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION
CONTAINED IN THIS REPORT

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this Form 10-Q. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of anticipated products; anticipated expenses; and projected financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	our limited cash and our history of losses;

●	our ability to achieve profitability;

●	our limited operating history with recent acquisitions;

●	emerging competition and rapidly advancing technology in our industry that may outpace our technology;

●	customer demand for the products and services we develop;

●	the impact of competitive or alternative products, technologies and pricing;

●	our ability to manufacture any products we develop;

●	general economic conditions and events and the impact they may have on us and our potential customers;

●	our ability to obtain adequate financing in the future;

●	our ability to continue as a going concern;

●	our success at managing the risks involved in the foregoing items; and

●	other factors discussed in this Form 10-Q.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Form 10-Q, particularly in the “Risk Factors” section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make or collaborations or strategic partnerships we may enter into.

You should read this Form 10-Q and the documents that we have filed as exhibits to this Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Unless otherwise stated or the context otherwise requires, the terms “Inpixon,” “we,” “us,” “our,” “the Corporation” and the “Company” refer collectively to Inpixon, f/k/a Sysorex Global, and its subsidiaries.

Except where indicated, all share and per share data in this Form 10-Q, including the unaudited condensed consolidated financial statements, reflect the 1 for 15 reverse stock split of the Company’s issued and outstanding shares of common stock effected on March 1, 2017.

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information which are the accounting principles that are generally accepted in the United States of America and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the period ended March 31, 2017 are not necessarily indicative of the results of operations for the full year. These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our audited consolidated financial statements for the fiscal years ended December 31, 2016 and 2015 included in the annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 17, 2017.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value data)

	March 31,	December 31,
	2017	2016
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$738	$1,821
Accounts receivable, net	6,418	11,788
Notes and other receivables	341	362
Inventory	782	1,061
Prepaid licenses and maintenance contracts	10,907	13,321
Assets held for sale	23	23
Prepaid assets and other current assets	1,347	1,768

Total Current Assets	20,556	30,144

Prepaid licenses and maintenance contracts, non-current	4,282	5,169
Property and equipment, net	1,278	1,385
Software development costs, net	2,183	2,058
Intangible assets, net	16,308	17,691
Goodwill	9,028	9,028
Other assets	942	998

Total Assets	$54,577	$66,473

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except number of shares and par value data)

	March 31,	December 31,
	2017	2016
	(Unaudited)	(Audited)
Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$22,528	$23,027
Accrued liabilities	4,280	4,169
Deferred revenue	12,382	15,043
Short-term debt	4,618	6,887
Liabilities held for sale	2,046	2,041

Total Current Liabilities	45,854	51,167

Long Term Liabilities
Deferred revenue, non-current	4,932	5,960
Long-term debt	4,342	4,047
Other liabilities	374	371
Acquisition liability - Integrio	1,558	1,648
Acquisition liability - LightMiner	--	567
Total Liabilities	57,060	63,760

Commitments and Contingencies

Stockholders' (Deficit) Equity

Preferred stock - $0.001 par value; 5,000,000 shares authorized; 2,250 issued and outstanding which are designated as Convertible Series 1 Preferred Stock	--	--
Convertible Series 1 Preferred Stock - $1,000,00 stated value; 2,250 issued and outstanding at March 31, 2017 and December 31, 2016. Liquidation preference of $2,250,000 at March 31, 2017 and December 31, 2016	1,340	1,340
Common stock - $0.001 par value; 50,000,000 shares authorized; 2,197,667 and 2,171,886 issued and 2,181,745 and 2,155,964 outstanding at March 31, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	64,997	64,148
Treasury stock, at cost, 15,922 shares	(695)	(695)
Due from Sysorex Consulting Inc.	(666)	(666)
Accumulated other comprehensive income	63	52
Accumulated deficit (excluding $2,442 reclassified to additional paid in capital in quasi-reorganization)	(65,525)	(59,473)

Stockholders' (Deficit) Equity Attributable to Inpixon	(484)	4,708

Non-controlling Interest	(1,999)	(1,995)

Total Stockholders' (Deficit) Equity	(2,483)	2,713

Total Liabilities and Stockholders' (Deficit) Equity	$54,577	$66,473

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2017	2016
	(Unaudited)
Revenues
Products	$9,448	$10,348
Services	4,033	3,739
Total Revenues	13,481	14,087

Cost of Revenues
Products	8,054	8,042
Services	2,139	2,098
Total Cost of Revenues	10,193	10,140

Gross Profit	3,288	3,947

Operating Expenses
Research and development	558	587
Sales and marketing	2,040	2,501
General and administrative	4,658	3,965
Acquisition related costs	3	20
Amortization of intangibles	1,383	1,056

Total Operating Expenses	8,642	8,129

Loss from Operations	(5,354)	(4,182)

Other Income (Expense)
Interest expense	(684)	(143)
Change in fair value of shares to be issued	--	(1)
Change in fair value of derivative liability	56	--
Other (expense) income	(65)	20
Total Other Income (Expense)	(693)	(124)

Net Loss from Continuing Operations	(6,047)	(4,306)

Loss from Discontinued Operations, Net of Tax	(9)	--

Net Loss	(6,056)	(4,306)

Net Loss Attributable to Non-controlling Interest	(4)	(4)

Net Loss Attributable to Stockholders of Inpixon	$(6,052)	$(4,302)

Net Loss Per Share - Basic and Diluted	$(2.79)	$(2.57)

Weighted Average Shares Outstanding
Basic and Diluted	2,170,909	1,673,714

The accompanying notes are an integral part of these financial statements.

4

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	For the Three Months Ended
	March 31,
	2017	2016
	(Unaudited)

Net Loss	$(6,056)	$(4,306)

Unrealized foreign exchange gain/(loss) from cumulative translation adjustments	11	17

Comprehensive Loss	$(6,045)	$(4,289)

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Unaudited)

(In thousands, except per share data)

	Series 1 Convertible				Additional			Due from Sysorex	Accumulated Other		Non-	Total Stockholders'
	Preferred Stock		Common Stock		Paid-In	Treasury Stock		Consulting,	Comprehensive	Accumulated	Controlling	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Inc.	Income (Loss)	Deficit	Interest	Equity

Balance - January 1, 2017	2,250	$1,340	2,171,886	$2	$64,148	(15,922)	$(695)	$(666)	$52	$(59,473)	$(1,995)	$2,713

Common shares issued for services	--	--	5,380	--	21	--	--	--	--	--	--	21
Stock options granted to employees for services	--	--	--	--	262	--	--	--	--	--	--	262
Common shares issued for LightMiner Acquisition	--	--	18,905	--	566	--	--	--	--	--	--	566
Fractional shares issued for stock split	--	--	1,496	--	--	--	--	--	--	--	--	--
Cumulative Translation Adjustment	--	--	--	--	--	--	--	--	11	--	--	11
Net loss	--	--	--	--	--	--	--	--	--	(6,052)	(4)	(6,056)

Balance - March 31, 2017	2,250	$1,340	2,197,667	$2	$64,997	(15,922)	$(695)	$(666)	$63	$(65,525)	$(1,999)	(2,483)

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2017	2016
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(6,056)	$(4,306)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	401	263
Amortization of intangible assets	1,383	1,056
Stock based compensation	283	364
Change in fair value of shares to be issued	--	1
Change in fair value of derivative liability	(56)	--
Amortization of technology	17	--
Amortization of deferred financing costs	43	--
Amortization of debt discount	294	--
Provision for doubtful accounts	--	212
Other	13	2

Changes in operating assets and liabilities:
Accounts receivable and other receivables	5,392	787
Inventory	278	(67)
Other current assets	420	140
Prepaid licenses and maintenance contracts	3,301	446
Other assets	(3)	1
Accounts payable	(499)	(848)
Accrued liabilities	168	(1,323)
Deferred revenue	(3,689)	3,371
Other liabilities	(82)	(103)
Total Adjustments	7,664	4,302

Net Cash Provided by (Used in) Operating Activities	1,608	(4)

Cash Flows Used in Investing Activities
Purchase of property and equipment	(82)	(48)
Investment in capitalized software	(351)	(414)

Net Cash Flows Used in Investing Activities	(433)	(462)

Cash Flows provided by Financing Activities
Advances (repayment) of line of credit	(2,269)	(588)
Repayment of term loan	--	(167)
Repayments to related party	--	(3)

Net Cash Used In Financing Activities	(2,269)	(758)

Effect of Foreign Exchange Rate on Changes on Cash	11	17

Net Decrease in Cash and Cash Equivalents	(1,083)	(1,207)

Cash and Cash Equivalents - Beginning of period	1,821	4,060

Cash and Cash Equivalents - End of period	$738	$2,853

Supplemental Disclosure of cash flow information:
Cash paid for:
Interest	$237	$142
Income Taxes	--	--

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

Note 1 - Organization and Nature of Business and Going Concern

Inpixon, through its wholly-owned subsidiaries, Inpixon USA, Inpixon Federal, Inc. (“Inpixon Federal”), Inpixon Canada, Inc. (“Inpixon Canada”) and the majority-owned subsidiary, Sysorex Arabia LLC (“Sysorex Arabia”) (unless otherwise stated or the context otherwise requires, the terms “Inpixon” “we,” “us,” “our” and the “Company” refer collectively to Inpixon and the above subsidiaries), provides Big Data analytics and location based products and related services for the cyber-security and Internet of Things markets. The Company is headquartered in California, and has sales and subsidiary offices in Virginia, Hawaii, State of Washington, California, Vancouver, Canada and Riyadh, Saudi Arabia.

On November 21, 2016, and as more fully described in Note 4, the Company completed the acquisition of substantially all of the assets and certain liabilities of Integrio Technologies, LLC, which is in the U.S. Federal Government IT contracts business.

As of March 31, 2017, the Company has a working capital deficiency of approximately $25.3 million. For the three months ended March 31, 2017, the Company incurred a net loss of approximately $6.1 million. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the financial statements are issued.

On August 9, 2016, the Company entered into a Securities Purchase Agreement with Hillair Capital Investments L.P. pursuant to which it issued and sold (i) an 8% Original Issue Discount Senior Convertible Debenture in an aggregate principal amount of $5,700,000 due on August 9, 2018 and (ii) 2,250 shares of newly created Series 1 Convertible Preferred Stock, par value $0.001 per share, for an aggregate purchase price of $5,000,000. The Company also has a credit facility with GemCap Lending I for up to $10 million (the “Credit Facility”) which we borrow against based on eligible assets of which approximately $4.4 million is utilized. The Credit Facility has a maturity date of November 14, 2018. During the third quarter of 2016, the Company implemented a cost cutting program that would reduce operating expenses by approximately $1.8 million on an annual basis.

The Company’s capital resources as of March 31, 2017, availability on the $10.0 million Credit Facility (of which $4.4 million is utilized as of March 31, 2017), higher margin business line expansion and credit limitation improvements, may not be sufficient to fund planned operations during 2017. The Company will need to raise outside capital under structures availability to it including debt and/or equity offerings. The Company also has an effective registration statement on Form S-3 which will may allow it to raise additional capital from the sale of its securities, subject to certain limitations for registrants with a market capitalization of less than $75 million. The information in this Form 10-Q concerning the Company’s Form S-3 registration statement does not constitute an offer of any securities for sale. If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months, the Company may need to curtail certain aspects of its expansion activities or consider other means of obtaining additional financing, such as through the sale of assets or of a business segment, although there is no guarantee that the Company could obtain the financing necessary to continue its operations.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information, which are the accounting principles that are generally accepted in the United States of America. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the Company’s operations for the three month period ended March 31, 2017 is not necessarily indicative of the results to be expected for the year ending December 31, 2017.  These interim condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes for the years ended December 31, 2016 and 2015 included in the annual report Form 10-K filed with the U.S. Securities and Exchange Commission on April 17, 2017.

Note 3 - Summary of Significant Accounting Policies

The Company’s complete accounting policies are described in Note 2 to the Company’s audited consolidated financial statements and notes for the years ended December 31, 2016 and 2015.

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

Revenue Recognition

The Company provides Information Technology solutions and services to customers and derives revenues primarily from the sale of third-party hardware and software products, software, assurance, licenses and other consulting services, including maintenance services and recognizes revenue once the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) the price is fixed and determinable, (3) shipment (software and hardware) or fulfillment (maintenance) has occurred,; and (4) there is reasonable assurance of collection of the sales proceeds (the “Revenue Recognition Criteria”). In addition, the Company also records revenues in accordance with Accounting Standards Codification (“ASC”) Topic 605-45 “Principal Agent Consideration” (“ASC 605-45”). The Company evaluates the sales of products and services on a case by case basis to determine whether the transaction should be recorded gross or net, including, but not limited to, assessing whether or not the Company: (1) is the primary obligor in the transaction; (2) has inventory risk with respect to the products and/or services sold; (3) has latitude in pricing; and (4) changes the product or performs part of the services sold. The Company evaluates whether revenues received from the sale of hardware and software products, licenses, and services, including maintenance and professional consulting services, should be recognized on a gross or net basis on a transaction by transaction basis. As of March 31, 2017, the Company has determined that all revenues received should be recognized on a gross basis in accordance with applicable standards.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

Note 3 - Summary of Significant Accounting Policies (continued)

Cooperative reimbursements from vendors, which are earned and available, are recorded during the period the related transaction has occurred. Cooperative reimbursements are recorded as a reduction of cost of sales in accordance with ASC Topic 605-50 “Accounting by a Customer (including reseller) for Certain Consideration Received from a Vendor.” Provisions for returns are estimated based on historical collections and credit memo analysis for the period. The Company receives Marketing Development Funds from vendors based on quarterly or annual sales performance to promote the marketing of vendor products and services. The Company must file claims with vendors for these cooperative reimbursements by providing invoices and receipts for marketing expenses. Reimbursements are recorded as a reduction of marketing expenses and other applicable selling, general and administrative expenses ratably over the period in which the expenses are expected to occur. The Company receives vendor rebates which are recorded to cost of sales.

The Company also enters into sales transactions whereby customer orders contain multiple deliverables, and reports its multiple deliverable arrangements under ASC 605-25 “Revenue Arrangements with Multiple Deliverables” (“ASC-605-25”). These multiple deliverable arrangements primarily consist of the following deliverables: the Company’s design, configuration, installation, integration, warranty/maintenance and consulting services; and third-party computer hardware, software and warranty maintenance services. In situations where the Company bundles all or a portion of the separate elements, Vendor Specific Objective Evidence (“VSOE”) is determined based on prices when sold separately. For the three months ended March 31, 2017 and 2016 revenues recognized as a result of customer contracts requiring the delivery of multiple elements were $3.1 million and $5.3 million, respectively.

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

Maintenance and Professional Services Revenue Recognition

With respect to sales of our maintenance, consulting and other service agreements including our digital advertising and electronic services, the Revenue Recognition Criteria is met once the service has been provided. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. The fixed rate includes direct labor, indirect expenses, and profits. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. Anticipated losses are recognized as soon as they become known. For the three months ended March 31, 2017 and 2016, the Company did not incur any such losses. These amounts are based on known and estimated factors. Revenues from time and material or firm fixed price long-term and short-term contracts are derived principally with various United States government agencies and commercial customers.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

Note 3 - Summary of Significant Accounting Policies (continued)

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

The Company’s storage and computing maintenance services agreements permit customers to obtain technical support from the Company and/or the manufacturer and to update, at no additional cost, to the latest technology when new software updates are introduced when and if available during the period that the maintenance agreement is in effect. Since the Company assumes certain responsibility for product staging, configuration, installation, modification, and integration with other client systems, or retains general inventory risk upon customer return or rejection and is most familiar with the customer and its required specifications, it generally serves as the initial contact with the customer with respect to any storage and computing maintenance services required and therefore will perform all or part of the required service.

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

Customers that have purchased maintenance/warranty services have a right to cancel and receive a refund of the amounts paid for unused services at any time during the service period upon advance written notice to the Company. Cancellation and refund privileges with respect to maintenance/warranty services lapse as to any period during the term of the agreement for which such services have already been provided. Customers do not have the right to a refund of paid fees for maintenance/warranty services that the Company has earned and recognized as revenue. Invoices issued for maintenance/warranty services not yet rendered are recorded as deferred revenue and then recognized as revenue ratably over the service period. As a result, (1) the warranty and maintenance service fees payable by each customer are separately accounted for in each customer purchase order as a separate line item, and (2) upon the Company’s receipt and acceptance of a request for refund of maintenance/warranty services not yet provided, the Company’s obligation to perform any additional maintenance/warranty services will end. Sales are recorded net of discounts and returns.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

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

The Company incurred stock-based compensation charges, net of estimated forfeitures of $283,000 and $364,000 for the three months ended March 31, 2017 and 2016, respectively, which is included in general and administrative expenses. The following table summarizes the nature of such charges for the periods then ended (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Compensation and related benefits	$262	$338
Professional and legal fees	14	26
Acquisition transaction costs	7	--
Totals	$283	$364

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

The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	2016
Options	381,330	321,141
Warrants	287,417	37,417
Shares accrued but not issued	1,000	122,800
Convertible preferred stock	100,000	--
Convertible debenture	253,333	--
Totals	1,023,080	481,358

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

Note 3 - Summary of Significant Accounting Policies (continued)

Preferred Stock

The Company applies the accounting standards for distinguishing liabilities from equity under GAAP when determining the classification and measurement of its convertible preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable preferred shares (including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, preferred shares are classified as permanent equity.

Reclassification

Certain accounts in the prior year’s financial statements have been reclassified for comparative purposes to conform to the presentation in the current year’s financial statements. These reclassifications have no effect on previously reported earnings.

Derivative Liabilities

During the year ended December 31, 2016, the Company issued a convertible debenture that included reset provisions considered to be down-round protection. In addition, the Company issued warrants that include a fundamental transaction clause which provide for the warrant holders to be paid in cash the fair value of the warrants as computed under a black scholes valuation model. The Company determined that the conversion feature and warrants are derivative instruments pursuant to ASC 815 “Derivatives and Hedging” issued by the Financial Accounting Standards Board (“FASB”). The accounting treatment of derivative financial instruments requires that the Company bifurcate the conversion feature and record it as a liability at fair value and the fair value of the warrants were computed as defined in the agreement. The instruments are marked-to-market at fair value as of each balance sheet date. Any change in fair value is recorded as a change in the fair value of derivative liabilities for each reporting period. The fair value of the conversion feature was determined using the Binomial Lattice model. The Company reassesses the classification at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. As of March 31, 2017, the fair value of the derivative liability was $154,000 and was included in accrued liabilities.

Recent Accounting Standards

In January 2017, the FASB issued ASU 2017-04: “Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which removes Step 2 from the goodwill impairment test. It is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment test performed with a measurement date after January 1, 2017. The Company is currently evaluating the standard to determine the impact of its adoption on the consolidated financial statements.

Reverse Stock Split

The board of directors was authorized by the Company’s stockholders to effect a 1 for 15 reverse stock split of its issued and outstanding shares of common stock which was effective March 1, 2017. The financial statements and accompanying notes give effect to the 1 for 15 reverse stock split as if it occurred at the beginning of the first period presented.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

Note 3 - Summary of Significant Accounting Policies (continued)

Subsequent Events

The Company evaluates events and/or transactions occurring after the balance sheet date and before the issue date of the condensed consolidated financial statements to determine if any of those events and/or transactions requires adjustment to or disclosure in the consolidated financial statements.

Note 4 - Integrio Technologies, LLC Asset Acquisition

On November 14, 2016, the Company and its wholly-owned subsidiary, Sysorex Government Services, Inc. (collectively, the “Buyer”), entered into an Asset Purchase Agreement, as amended by the Amendment No. 1 to Asset Purchase Agreement (as so amended, the “Purchase Agreement”) with Integrio Technologies, LLC (“Integrio”) and Emtec Federal, LLC, a wholly-owned subsidiary of Integrio, (collectively, the “Seller”) which are in the business of providing IT integration and engineering services to customers, primarily government agencies. The transaction closed on November 21, 2016. The consideration paid for the assets included an aggregate of (A) $1,800,000 in cash, of which $1,400,000 minus certain amounts payable to creditors of the Seller were paid upon the closing of the acquisition and $400,000 will be paid in two annual installments of $200,000 each on the respective anniversary dates of the closing, subject to certain set offs and recoupment by Buyer; (B) 35,333 unregistered restricted shares of the Company’s voting common stock valued at $22.50 per share; (C) certain specified assumed liabilities as detailed in the purchase price table below; and (D) up to an aggregate of $1,200,000 in earnout payments, of which up to $400,000 shall be payable to the Seller per year for the three years following the closing. Inpixon acquired these assets to pursue its previously stated strategy to expand its business into the federal government sector because of the large long-term contracts that the government sector offers. Inpixon started with bidding on government contracts directly and this acquisition provided an opportunity to accelerate this expansion. In addition, the acquisition allows Inpixon to offset the revenue softening in the commercial vertical for this business segment that it experienced in 2016.

The total recorded purchase price for the transaction was $2,332,000 at closing on November 21, 2016 (“Closing”) which consisted of the cash paid at Closing of $753,000, $400,000 cash that will be paid in two annual installments of $200,000 each on the respective anniversary dates of the Closing, $1,078,000 in contingent earnout payments and $101,000 representing the fair value of the stock issued at Closing.

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

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

Note 5 – Proforma Financial Information

The following unaudited proforma financial information presents the consolidated results of operations of the Company and Integrio for the three months ended March 31, 2016, as if the acquisition of Integrio had occurred on January 1, 2016 instead of November 21, 2016. The proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods. The financial information for LightMiner was deminimis.

(in thousands, except share amounts )	For the Three Months Ended March 31, 2016
Revenues	$25,756
Net Loss Attributable to Common Shareholder	$(4,946)
Weighted Average Number of Common Shares Outstanding, Basic and Diluted	1,708,659
Loss Per Common Share - Basic and Diluted	$(2.89)

Note 6 – Related Party

Due from Related Parties

Non-interest bearing amounts due on demand from a related party were $666,000 as of March 31, 2017 and December 31, 2016, and consist primarily of amounts due from Sysorex Consulting, Inc. (“SCI”). Subsequent to December 31, 2014, SCI is no longer a direct shareholder or investor in the Company. The amounts due from SCI as of March 31, 2017 and December 31, 2016 have been classified in and as a reduction of stockholders’ equity. Subsequent to March 31, 2017, the Company is in negotiations with SCI for the repayment and settlement of this receivable through the purchase of Sysorex India, a wholly owned subsidiary of SCI. The Company cannot provide assurance it will be successful in the consummation of the arrangement.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

Note 7 - Inventory

Inventory at March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$220	$326
Work in process	7	238
Finished goods	555	497
Total Inventory	$782	$1,061

Note 8 - Discontinued Operations

As of December 31, 2015, the Company’s management decided to close its Saudi Arabia legal entity as business activities and operations have been strategically shifted according to the business plan of the Company.

In accordance with ASC topic 360 “Property, Plant and Equipment”, the Company has classified the assets and liabilities as discontinued assets and liabilities in the accompanying consolidated financial statements.

The major categories of assets and liabilities held for sale in the condensed consolidated balance sheets at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Assets
Accounts receivable, net	1	1
Notes and other receivables	8	8
Other assets	14	14
Total Current Assets	23	23

Other assets	--	--
Total Assets	$23	$23

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$178	$178
Accrued liabilities	908	904
Deferred revenue	236	236
Due to related party	2	1
Short-term debt	722	722
Total Current Liabilities	2,046	2,041

Long Term Liabilities	--	--

Total Liabilities	$2,046	$2,041

The Company has entered into surety bonds with a financial institution in Saudi Arabia which guaranteed performance on certain contracts. Deposits for surety bonds amounted to $0 as of March 31, 2017 and December 31, 2016, as a reserve was placed against the deposit balance during the year ended December 31, 2016 due to the uncertainty of when the bond will be released.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

Note 8 - Discontinued Operations (continued)

The Company did not recognize any depreciation or amortization expense related to discontinued operations during the three months ended March 31, 2017 and 2016. There were no significant capital expenditures or non-cash operating or investing activities of discontinued operations during the periods presented. The operations of Sysorex Arabia were insignificant for the three months ended March 31, 2017 and 2016.

End of Service Indemnity Provision

In accordance with local labor laws, Sysorex Arabia is required to accrue benefits payable to its employees at the end of their services with Sysorex Arabia. For the three months ended March 31, 2017 and 2016, no amounts were required to be accrued under this provision.

Note 9 – Debt

Debt as of March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Short-Term Debt
Notes payable	$170	$170
Revolving line of credit (A)	4,448	6,717
Total Short-Term Debt	$4,618	$6,887

Long-Term Debt
Notes payable	$212	$212
Senior secured convertible debenture, less debt discount of $1,570 and $1,865	4,130	3,835
Total Long-Term Debt	$4,342	$4,047

(A)  Revolving Lines of Credit

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

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

Note 10 - Common Stock

During the three months ended March 31, 2017, the Company issued 1,767 shares of common stock related to the acquisition of Integrio Technologies, LLC which were fully vested upon the date of grant. The Company recorded an expense of $7,050 for the fair value of those shares.

During the three months ended March 31, 2017, the Company issued 3,613 shares of common stock for services which were fully vested upon the date of grant. The Company recorded an expense of $14,092 for the fair value of those shares.

During the three months ended March 31, 2017, the Company issued 18,905 of common stock for the settlement of $567,000 of shares held in escrow related to the LightMiner asset acquisition.

Note 11 - Stock Options

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

Options granted under the Company’s plan vest over periods ranging from immediately to four years and are exercisable over periods not exceeding ten years. The aggregate number of shares that may be awarded under the Company’s plan as of December 31, 2016 is 450,402. As of March 31, 2017, 381,330 of options were granted to employees and consultants of the Company (including 41,667 shares outside of our plan) and 110,739 options were available for future grant under our plan.

During the three months ended March 31, 2017, the Company granted options for the purchase of 25,627 shares of common stock to employees and directors of the Company. These options vest pro-rata over 48 months and have a life of ten years and an exercise price of $3.90 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the awards was determined to be $51,000. The fair value of the common stock as of the grant date was determined to be $3.90 per share.

During the three months ended March 31, 2017 and 2016, the Company recorded a charge of $283,000 and $364,000, respectively, for the amortization of employee stock options.

As of March 31, 2017, the fair value of non-vested options totaled $1,993,000 which will be amortized to expense over the weighted average remaining term of 1.23 years.

The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. Key weighted-average assumptions used to apply this pricing model during the three months ended March 31, 2017 and 2016 were as follows:

	For the Three Months Ended March 31,
	2017	2016
Risk-free interest rate	2.27%	1.47%
Expected life of option grants	7 years	7 years
Expected volatility of underlying stock	47.34%	49.02%
Dividends assumption	$ --	$ --

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

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

The Company maintains cash deposits with financial institutions, which, from time to time, may exceed federally insured limits. Cash is also maintained at foreign financial institutions for its Canadian subsidiary and its majority-owned Saudi Arabia subsidiary. Cash in foreign financial institutions as of March 31, 2017 and December 31, 2016 was immaterial. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash.

The following table sets forth the percentages of revenue derived by the Company from those customers which accounted for at least 10% of revenues during the three months ended March 31, 2017 and 2016 (in thousands):

	For the Three Months Ended March 31, 2017		For the Three Months Ended March 31, 2016
	$	%	$	%
Customer A	--	--	5,209	36%
Customer B	1,616	12%	1,841	13%

As of March 31, 2017, Customer D represented approximately 12% of total accounts receivable. As of March 31, 2016, Customer C represented approximately 33% and Customer A represented approximately 17% of total accounts receivable.

As of March 31, 2017, one vendor represented approximately 38% of total gross accounts payable. Purchases from this vendor during the three months ended March 31, 2017 were $1.0 million. As of March 31, 2016, two vendors represented approximately 38% and 10% of total gross accounts payable. Purchases from these vendors during the three months ended March 31, 2016 were $4.5 million and $0.9 million.

For the three months ended March 31, 2017, three vendors represented approximately 16%, 12%, and 10% of total purchases. For the three months ended March 31, 2016, three vendors represented approximately 55%, 11% and 10% of total purchases.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

Note 13 - Segment Reporting and Foreign Operations

Effective January 1, 2017 the Company has changed the way it analyzes and assesses divisional performance of the Company. The Company has therefore re-aligned its operating segments along those division business lines and has created the following operating segments. The Company has retroactively applied these new segment categories to the prior periods presented below for comparative purposes.

●	Indoor Positioning Analytics: This segment includes Inpixon’s proprietary products and services delivered on premise or in the Cloud as well as our hosted Software-as-a-Service (SaaS) based solutions. Our Indoor Positioning Analytics product is based on a unique and patented sensor technology that detects and locates accessible cellular, Wi-Fi and Bluetooth devices and then uses a lightning fast data-analytics engine to deliver actionable insights and intelligent reports for security, marketing, asset management, etc.

●	Infrastructure: This segment includes third party hardware, software and related maintenance/warranty products and services that Inpixon resells to commercial and government customers. It includes but is not limited to products for enterprise computing; storage; virtualization; networking; etc. as well as services including custom application/software design; architecture and development; staff augmentation and project management.

The following tables present key financial information of the Company’s reportable segments before unallocated corporate expenses (in thousands):

	Indoor Positioning Analytics	Infrastructure	Consolidated

For the Three Months Ended March 31, 2017:

Net revenues	$981	$12,500	$13,481
Cost of net revenues	$(343)	$(9,850)	$(10,193)
Gross profit	$638	$2,650	$3,288
Gross margin %	65%	21%	24%
Depreciation and amortization	$76	$325	$401
Amortization of intangibles	$864	$519	$1,383

For the Three Months Ended March 31, 2016:

Net revenues	$1,024	$13,063	$14,087
Cost of net revenues	$(286)	$(9,854)	$(10,140)
Gross profit	$738	$3,209	$3,947
Gross margin %	72%	25%	28%
Depreciation and amortization	$77	$186	$263
Amortization of intangibles	$864	$192	$1,056

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

Note 13 - Segment Reporting and Foreign Operations (continued)

Reconciliation of reportable segments’ combined income from operations to the consolidated loss before income taxes is as follows (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Income from operations of reportable segments	$3,288	$3,947
Unallocated operating expenses	(8,642)	(8,129)
Interest expense	(684)	(143)
Other income (expense)	(9)	19
Loss from discontinued operations	(9)	--
Consolidated net loss	$(6,056)	$(4,306)

The Company’s operations are located primarily in the United States, Canada and Saudi Arabia. Revenues by geographic area are attributed by country of domicile of our subsidiaries. The financial data by geographic area are as follows (in thousands):

	United		Saudi
	States	Canada	Arabia	Eliminations	Total
For the Three Months Ended March 31, 2017:
Revenues by geographic area	$13,425	$56	$--	$--	$13,481
Operating loss by geographic area	$(4,953)	$(401)	$--	$--	$(5,354)
Net loss by geographic area	$(5,647)	$(401)	$(9)	$--	$(6,056)

For the Three Months Ended March 31, 2016:
Revenues by geographic area	$14,049	$38	$--	$--	$14,087
Operating loss by geographic area	$(3,790)	$(383)	$(9)	$--	$(4,182)
Net loss by geographic area	$(3,914)	$(383)	$(9)	$--	$(4,306)

As of March 31, 2017:
Identifiable assets by geographic area	$54,019	$535	$23	$--	$54,577
Long lived assets by geographic area	$28,422	$375	$--	$--	$28,797

As of December 31, 2016:
Identifiable assets by geographic area	$66,050	$400	$23	$--	$66,473
Long lived assets by geographic area	$29,843	$319	$--	$--	$30,162

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

Note 14 - Commitments and Contingencies

Litigation

Certain conditions may exist as of the date the condensed consolidated financial statements are issued which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company, or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

During the year ended December 31, 2011, a judgment in the amount of $936,000 was levied against Sysorex Arabia in favor of Creative Edge, Inc. in connection with amounts advanced for operations. Of that amount, $214,000 has been repaid, and the remaining $722,000 has been accrued and is included as a component of liabilities held for sale as of March 31, 2017 and December 31, 2016 in the condensed consolidated balance sheets.

Note 15 - Subsequent Events

On April 10, 2017, the Company issued 50,000 shares of common stock for services which were fully vested upon the date of grant. The Company recorded an expense of $141,000 for the fair value of those shares.

On April 19, 2017, Inpixon entered into an exchange agreement (the “Exchange Agreement”) with Hillair Capital Investments L.P. in connection with an interest payment due on May 9, 2017 pursuant to the Company’s 8% Original Issue Discount Senior Secured Convertible Debenture in the principal amount of $5,700,000. In accordance with the Exchange Agreement, solely in respect of the interest payment in the amount of $343,267 due on May 9, 2017, the parties agreed that $315,700 of such interest payment will be made in in the form of 110,000 shares of the Company’s common stock issued at an interest conversion rate equal to $2.87 per share. The shares were issued on April 20, 2017.

On May 8, 2017, Hillair Capital Investments L.P. delivered a conversion notice to the Company pursuant to which it converted 2,250 shares of the Company’s Series 1 Convertible Preferred Stock into 100,000 shares of the Company’s common stock. Such shares of common stock were issued on May 9, 2017.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC. In addition to our historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q, particularly in Part II, Item 1A, “Risk Factors.”

Overview of our Business

We provide a number of different technology products and services to private and public sector customers. Effective January 1, 2017 the Company has changed the way it analyzes and assesses divisional performance of the Company. The Company has therefore re-aligned its operating segments along those division business lines and now operates in two segments, namely Indoor Positioning Analytics and Infrastructure. Our premier proprietary product secures, digitizes and optimizes the interior of any premises with indoor positioning and data analytics that provide rich positional information, similar to a global positioning system, and browser-like intelligence for the indoors. Other products and services that we provide include enterprise computing and storage, virtualization, business continuity, data migration, custom application development, networking and information technology, and business consulting services.

Indoor Positioning Analytics Segment

Our Indoor Positioning Analytics segment is expected to grow in 2017; however, sales cycles proved to be longer than we expected in 2016. The long sales cycles result from customer related issues such as budget and procurement processes but also because of the early stages of indoor-positioning technology and the learning curve required for customers to implement such solutions. Customers also engage in a pilot program first which prolongs sales cycles and is typical of most emerging technology adoption curves. We anticipate sales cycles to improve in 2017 and more so in 2018 as our customer base moves from innovators to mainstream customer adoption. The sales cycle is also improving with the increased presence and awareness of beacon and wi-fi locationing technologies in the market. IPA segment sales can be licensed based with government customers but are primarily Software-as-a-Service (“SaaS”) model with commercial customers. Our other SaaS products include cloud-based applications for media customers, which allow us to generate industry analytics that complement our indoor-positioning solutions.

Infrastructure Segment

Our storage and computing component of our Infrastructure segment revenues are typically driven by purchase orders that are received on a monthly basis. Approximately 40% of Company revenues are from these purchase orders which are recurring contracts that range from one to five years for warranty and maintenance support. For these contracts the customer is invoiced one time and pays Inpixon upfront for the full term of the warranty and maintenance contract. Revenue from these contracts is determinable ratably over the contract period with the unearned revenue recorded as deferred revenue and amortized over the contract period. We have a 30-year history and a high repeat customer rate of approximately 55% annually. Our revenues are diversified over hundreds of customers and typically no one customer exceeds 15% of revenues however from time to time a large order from a customer could put it temporarily above 15%. During the three months ended March 31, 2017, there were no customers that generated sales of 15% or more of total revenues. Management believes this diversification provides stability to our revenue streams.

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

In addition our business is required to meet certain regulatory requirements. Our federal government customers in particular have a range of regulatory requirements including ITAR certifications, DCAA compliancy in our government contracts and other technical or security clearance requirements as may be required from time to time.

We experienced a net loss of approximately $6.1 million for the three months ended March 31, 2017. We cannot assure that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. In order to continue our operations, we have supplemented the revenues we earned with proceeds from the sale of our equity and debt securities and proceeds from loans and bank credit lines. Furthermore, except as discussed in this report, we have no committed source of financing and we cannot assure that we will be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to scale back our business operations by reducing expenditures for employees, consultants, business development and marketing efforts, selling assets or one or more segments of our business, or otherwise severely curtailing our operations.

Recent Events

GemCap Loan and Security Agreement Amendment 2

On January 24, 2017, the Company, and its U.S. wholly-owned subsidiaries, Inpixon USA and Inpixon Federal, entered into Amendment Number 2 to the Loan and Security Agreement to amend that certain Loan and Security Agreement and Loan Agreement Schedule, both dated as of November 14, 2016, with GemCap Lending I, LLC (referred to herein as the Credit Facility) whereby Section (21) of the definition of “Eligible Accounts” in Section 1.29 of the Loan Agreement was deleted and restated in its entirety as follows: Accounts that satisfy the criteria set forth in the foregoing items (1) – (20), which are owed by any other single Account Debtor or its Affiliates so long as such Accounts, in the aggregate, constitute no more than twenty percent (20%) of all Eligible Accounts, provided, that only for the period commencing on January 24, 2017 through and including April 24, 2017, Accounts in the aggregate only from and owed by Centene Corporation or its Affiliates may exceed twenty percent (20%) of all Eligible Accounts by an amount not to exceed $500,000, provided, further, that, from and after April 25, 2017, Accounts in the aggregate that are owed by Centene Corporation or its Affiliates that satisfy the criteria set forth in the foregoing items (1) – (20) shall not exceed twenty percent (20%) of all Eligible Accounts; and Borrower shall have paid to Lender an accommodation fee in the amount of $5,000 on February 2, 2017.

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

Hillair Share Issuance

On April 19, 2017, Inpixon entered into an exchange agreement (the “Exchange Agreement”) with Hillair Capital Investments L.P. in connection with an interest payment due on May 9, 2017 pursuant to the Company’s 8% Original Issue Discount Senior Secured Convertible Debenture in the principal amount of $5,700,000. In accordance with the Exchange Agreement, solely in respect of the interest payment in the amount of $343,267 due on May 9, 2017, the parties agreed that $315,700 of such interest payment will be made in in the form of 110,000 shares of the Company’s common stock issued at an interest conversion rate equal to $2.87 per share. The shares were issued on April 20, 2017.

JOBS Act

Pursuant to Section 107 of the JOBS Act, emerging growth companies may delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected to opt out of this exemption from new or revised accounting standards and, therefore, are subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

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

Our significant accounting policies are discussed in Note 3 of the condensed consolidated financial statements. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. There have been no changes to estimates during the periods presented in the filing. Historically, changes in management estimates have not been material.

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

We allocate the total arrangement consideration to the deliverables based on an estimated selling price of our products and services and report revenues containing multiple deliverable arrangements under Accounting Standards Codification (“ASC”) 605-25 “Revenue Arrangements with Multiple Deliverables” (“ASC-605-25”). These multiple deliverable arrangements primarily consist of the following deliverables: third-party computer hardware, third-party software, hardware and software maintenance (a.k.a. support), and third-party services. We determine the estimated selling price using cost plus a reasonable margin for each deliverable, which was based on our established policies and procedures for providing customers with quotes, as well as historical gross margins for our products and services. From time to time our personnel are contracted to perform installation and services for the customer. In situations where we bundle all or a portion of the separate elements, Vendor Specific Objective Evidence (“VSOE”) is determined based on prices when sold separately. Our revenue recognition policies vary based upon these revenue sources and the mischaracterization of these products and services could result in misapplication of revenue recognition polices.

We recognize revenue when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) shipment (software or hardware) or fulfillment (maintenance) has occurred and applicable services have been rendered; (3) the sales price is fixed or determinable; and (4) collectability is reasonably assured. Generally, these criteria are met upon shipment to customers with respect to the sales of hardware and software products. With respect to our maintenance and other service agreements, this criteria is met once the service has been provided. Revenue from the sales of our services on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. We recognize revenue for sales of all services on a fixed fee ratably over the term of the arrangement as such services are provided. The Company evaluates whether the revenues it receives from the sale of hardware and software products, licenses, and services, including maintenance and professional consulting services, should be recognized on a gross or net basis on a transaction by transaction basis. We maintain primary responsibility for the materials and procedures utilized to service our customers, even in connection with the sale of third party-products and maintenance services as we are responsible for the fulfillment and acceptability of the products and services purchased by our customers. In addition, the nature of the products sold to our customers are such that they need configuration in order to be utilized properly for the purposes intended by the customer and therefore we assume certain responsibility for product staging, configuration, installation, modification, and integration with other client systems, or retain general inventory risk upon customer return or rejection. Our customers rely on us to develop the appropriate solutions and specifications applicable to their specific systems and then integrate any such required products or services into their systems. As described above, we are responsible for the day to day maintenance and warranty services provided in connection with all of our existing customer relationships, whether such services are ultimately provided directly by the Company and its employees or by the applicable third party service provider. As of the date of this filing, after an evaluation of all of our existing customer relationships, we have concluded that we are the primary obligor to all of our existing customers and therefore recognize all revenues on a gross basis.

Long-lived Assets

We account for our long-lived assets in accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“ASC 360”), which requires that long-lived assets be evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. Some of the events or changes in circumstances that would trigger an impairment test include, but are not limited to:

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

When assessing the recoverability of our long-lived assets, which include property and equipment and finite-lived intangible assets, we make assumptions regarding estimated future cash flows and other factors. Some of these assumptions involve a high degree of judgment and also bear a significant impact on the assessment conclusions. Included among these assumptions are estimating undiscounted future cash flows, including the projection of comparable sales, operating expenses, capital requirements for maintaining property and equipment and residual value of asset groups. We formulate estimates from historical experience and assumptions of future performance, based on business plans and forecasts, recent economic and business trends, and competitive conditions. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge. Based on our evaluation, we did not record a charge for impairment for the three months ended March 31, 2017 and 2016.

We evaluate the remaining useful lives of long-lived assets and identifiable intangible assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. Such events or circumstances may include (but are not limited to): the effects of obsolescence, demand, competition, and/or other economic factors including the stability of the industry in which we operate, known technological advances, legislative actions, or changes in the regulatory environment. If the estimated remaining useful lives change, the remaining carrying amount of the long-lived assets and identifiable intangible assets would be amortized prospectively over that revised remaining useful life. We have determined that there were no events or circumstances during the three months ended March 31, 2017 and 2016 which would indicate a revision to the remaining amortization period related to any of our long lived assets. Accordingly, we believe that the current estimated useful lives of long-lived assets reflect the period over which they are expected to contribute to future cash flows and are therefore deemed appropriate.

Goodwill and Indefinite-lived Assets

We have recorded goodwill and other indefinite-lived assets in connection with our acquisitions of Lilien, Shoom, AirPatrol, LightMiner and Integrio. Goodwill, which represents the excess of acquisition cost over the fair value of the net tangible and intangible assets of the acquired company, is not amortized. Indefinite-lived intangible assets are stated at fair value as of the date acquired in a business combination. Our goodwill balance and other assets with indefinite lives are evaluated for potential impairment during the fourth quarter of each year and in certain other circumstances. The evaluation of impairment involves comparing the current fair value of the business to the recorded value, including goodwill. To determine the fair value of the business, we utilize both the income approach, which is based on estimates of future net cash flows, and the market approach, which observes transactional evidence involving similar businesses. There was no goodwill impairment for the three months ended March 31, 2017 or 2016.

Deferred Income Taxes

In accordance with ASC 740 “Income Taxes” (“ASC 740”), management routinely evaluates the likelihood of the realization of its income tax benefits and the recognition of its deferred tax assets. In evaluating the need for any valuation allowance, management will assess whether it is more likely than not that some portion, or all, of the deferred tax asset may not be realized. Ultimately, the realization of deferred tax assets is dependent upon the generation of future taxable income during those periods in which temporary differences become deductible and/or tax credits and tax loss carry-forwards can be utilized. In performing its analyses, management considers both positive and negative evidence including historical financial performance, previous earnings patterns, future earnings forecasts, tax planning strategies, economic and business trends and the potential realization of net operating loss carry-forwards within a reasonable timeframe. To this end, management considered (i) that we have had historical losses in the prior years and cannot anticipate generating a sufficient level of future profits in order to realize the benefits of our deferred tax asset; (ii) tax planning strategies; and (iii) the adequacy of future income as of and for the three months ended March 31, 2017, based upon certain economic conditions and historical losses through March 31, 2017. After consideration of these factors management deemed it appropriate to establish a full valuation allowance.

A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax filings that do not meet these recognition and measurement standards. For the three months ended March 31, 2017 or 2016 no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the three months ended March 31, 2017 or 2016.

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

As of March 31, 2017 and December 31, 2016, allowance for credit losses included an allowance for doubtful accounts of approximately $378,000, due to the aging of the items greater than 120 days outstanding and other potential non-collections.

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

The principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:

	For the Three Months Ended March 31,
	2017	2016
Risk-free interest rate	2.27%	1.47%
Expected life of option grants	7	7
Expected volatility of underlying stock	47.34%	49.02%
Dividends	-	-

For the three months ended March 31, 2017 and 2016, the Company incurred stock-based compensation charges of $283,000 and $364,000, respectively.

Operating Segments

Effective January 1, 2017, the Company has changed the way it analyzes and assesses divisional performance of the Company. The Company has therefore re-aligned its operating segments along those division business lines and has created the following operating segments. The Company has retroactively applied these new segment categories to the prior periods presented below for comparative purposes.

●	Indoor Positioning Analytics: This segment includes Inpixon’s proprietary products and services delivered on premise or in the Cloud as well as our hosted SaaS based solutions. Our Indoor Positioning Analytics product is based on a unique and patented sensor technology that detects and locates accessible cellular, Wi-Fi and Bluetooth devices and then uses a lightning fast data-analytics engine to deliver actionable insights and intelligent reports for security, marketing, asset management, etc.

●	Infrastructure: This segment includes third party hardware, software and related maintenance/warranty products and services that Inpixon resells to commercial and government customers. It includes but is not limited to products for enterprise computing; storage; virtualization; networking; etc. as well as services including custom application/software design; architecture and development; staff augmentation and project management.

Rounding

All dollar amounts in this section have been rounded to the nearest thousand.

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The following table sets forth selected unaudited condensed consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	For the Three Months Ended
	March 31, 2017		March 31, 2016
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	% Change

Product revenues	$9,448	70%	$10,348	73%	(9%)
Services revenues	$4,033	30%	$3,739	27%	8%
Cost of net revenues - products	$8,054	60%	$8,042	57%	0%
Cost of net revenues - services	$2,139	16%	$2,098	15%	2%
Gross profit	$3,288	24%	$3,947	28%	(17%)
Operating expenses	$8,642	64%	$8,129	58%	6%
Loss from operations	$(5,354)	(40%)	$(4,182)	(30%)	28%
Net loss	$(6,056)	(45%)	$(4,306)	(31%)	41%
Net loss attributable to common stockholders	$(6,052)	(45%)	$(4,302)	(31%)	41%

Net Revenues

Net revenues for the three months ended March 31, 2017 were $13.5 million compared to $14.1 million for the comparable period in the prior year. This $600,000 decrease in revenues was primarily attributable to a delay in order processing at the end of the quarter. We experienced credit constraints that were compounded by the Integrio acquisition, that pushed a substantial amount of infrastructure related orders to the quarter ending June 30, 2017. The Company is addressing these credit limitations with the relevant vendors/distributors to minimize impact in future quarters. For the three months ended March 31, 2017, Indoor Positioning Analytics revenue was $981,000 compared to $1 million for the prior year period. Infrastructure revenue was $12.5 million for the three months ended March 31, 2017, and $13.1 million for the prior year period.

Cost of Net Revenues

Cost of net revenues for the three months ended March 31, 2017 was $10.2 million compared to $10.1 million for the prior year period. Indoor Positioning Analytics cost of net revenues was $343,000 for the three months ended March 31, 2017 as compared to $286,000 for the prior period. Infrastructure cost of net revenues was $9.9 million for the three months ended March 31, 2017, and 2016.

The gross profit margin for the three months ended March 31, 2017 was 24% compared to 28% during the three months ended March 31, 2016. Indoor Positioning Analytics gross margins for the three months ended March 31, 2017 and 2016 were 65% and 72%, respectively. Gross margins for the Infrastructure segment for the three months ended March 31, 2017 and 2016 were 21% and 25%, respectively.

Operating Expenses

Operating expenses for the three months ended March 31, 2017 were $8.6 million compared to $8.1 million for the prior year period. This increase of approximately $500,000 includes a $1.3 million increase in operating expenses related to the Integrio acquisition offset by a $1.1 million decrease in salaries, commissions and bonuses, travel expenses and other operating expenses related to Inpixon USA and a $300,000 increase in amortization of intangibles and depreciation related to the Integrio acquisition.

Loss from Operations

Loss from operations for the three months ended March 31, 2017 was $5.4 million compared to $4.2 million for the prior year period. This increase in loss of $1.2 million was primarily attributable to the lower gross profit, increase in amortization of intangibles and depreciation costs, additional costs incurred for the Integrio operations offset by a reduction in operating expenses related to Inpixon USA.

Other Income/Expense

Total other income/expense for the three months ended March 31, 2017 and 2016 was ($693,000) and ($124,000), respectively. This increase of $569,000 is primarily attributable to interest attributable to a convertible debenture and higher interest on the Company’s Credit Facility, and amortization of debt discount and deferred financing fees.

Provision for Income Taxes

There was no provision for income taxes for the three months ended March 31, 2017 and 2016. Deferred tax assets resulting from such losses are fully reserved as of March 31, 2017 and 2016 since, at present, we have no history of taxable income and it is more likely than not that such assets will not be realized.

Net Loss Attributable to Non-Controlling Interest

Net loss attributable to non-controlling interest for the three months ended March 31, 2017 and 2016 was $4,000.

Net Loss Attributable To Common Stockholders

Net loss attributable to common stockholders for the three months ended March 31, 2017 was $6.1 million compared to $4.3 million for the prior year period. This increase in net loss of $1.8 million was attributable to the changes discussed above.

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

Adjusted EBITDA for the three months ended March 31, 2017 was a loss of $3.3 million compared to a loss of $2.5 million for the prior year period.

The following table presents a reconciliation of net income/loss attributable to stockholders of Inpixon, which is our GAAP operating performance measure, to Adjusted EBITDA for the fiscal quarters ended March 31, 2017 and 2016 (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Net loss attributable to common stockholders	$(6,052)	$(4,302)
Adjustments:
Non-recurring one-time charges:
Acquisition transaction/financing costs	3	20
Change in the fair value of shares to be issued	--	1
Change in the fair value of derivative liability	(56)	--
Severance	27	--
Stock based compensation – acquisition costs	7	--
Stock based compensation – compensation and related benefits	276	364
Interest expense	684	143
Depreciation and amortization	1,785	1,319
Adjusted EBITDA	$(3,326)	$(2,455)

We rely on Adjusted EBITDA, which is a non-GAAP financial measure for the following:

●	to review and assess the operating performance of our Company as permitted by Accounting Standards Codification Topic 280, Segment Reporting;

●	to compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	as a basis for allocating resources to various projects;

●	as a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	to evaluate internally the performance of our personnel.

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

Proforma Non-GAAP Net Loss per Share

Basic and diluted net loss per share for the three months ended March 31, 2017 was $(2.79) compared to ($2.57) for the prior year period. This increase in net loss per share was attributable to the changes discussed in our results of operations.

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

Proforma non-GAAP net loss per basic and diluted common share for the three months ended March 31, 2017 was ($2.03) compared to ($1.71) for the prior year period.

The following table presents a reconciliation of net loss per basic and diluted share, which is our GAAP operating performance measure, to proforma non-GAAP net loss per share for the periods reflected:

	For the Three Months Ended March 31,
(thousands, except per share data)	2017	2016
Net loss attributable to common stockholders	$(6,052)	$(4,302)
Adjustments:
Non-recurring one-time charges:
Acquisition transaction/financing costs	3	20
Change in the fair value of shares to be issued	--	1
Change in the fair value of derivative liability	(56)	--
Severance	27	--
Stock based compensation – acquisition costs	7	--
Stock-based compensation – compensation and related benefits	276	364
Amortization of intangibles	1,383	1,056
Proforma non-GAAP net loss	$(4,412)	$(2,861)
Proforma non-GAAP net loss per basic and diluted common share	$(2.03)	$(1.71)
Weighted average basic and diluted common shares outstanding	2,170,909	1,673,714

We rely on proforma non-GAAP net loss per share, which is a non-GAAP financial measure:

●	to review and assess the operating performance of our Company as permitted by Accounting Standards Codification Topic 280, Segment Reporting;

●	to compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	as a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	to evaluate internally the performance of our personnel.

We have presented proforma non-GAAP net loss per share above because we believe it conveys useful information to investors regarding our operating results. We believe it provides an additional way for investors to view our operations, when considered with both our GAAP results and the reconciliation to net income (loss), and that by including this information we can provide investors with a more complete understanding of our business. Specifically, we present proforma non-GAAP net loss per share as supplemental disclosure because:

●	we believe proforma non-GAAP net loss per share is a useful tool for investors to assess the operating performance of our business without the effect of non-cash items including stock based compensation, amortization of intangibles and one time charges including acquisition costs, costs associated with the public offering, severance costs and changes in the fair value of shares to be issued;

●	we believe that it is useful to provide investors with a standard operating metric used by management to evaluate our operating performance; and

●	we believe that the use of proforma non-GAAP net loss per share is helpful to compare our results to other companies.

Liquidity and Capital Resources as of March 31, 2017 Compared With March 31, 2016

The Company’s net cash flows used in operating, investing and financing activities for the three months ended March 31, 2017 and 2016 and certain balances as of the end of those periods are as follows (in thousands):

	For the Three Months Ended March 31,
(thousands, except per share data)	2017	2016
Net cash provided by (used in) operating activities	$1,608	$(4)
Net cash used in investing activities	(433)	(462)
Net cash used in financing activities	(2,269)	(758)
Effect of foreign exchange rate changes on cash	11	17
Net decrease in cash	$(1,083)	$(1,207)

	March 31, 2017	December 31, 2016

Cash and cash equivalents	$738	$1,821
Working capital deficit	$(25,298)	$(21,023)

Operating Activities:

Net cash provided by operating activities during the three months ended March 31, 2017 was $1.6 million. Net cash used in operating activities during the three months ended March 31, 2016 was $4,000. Net cash used in operating activities during the three months ended March 31, 2017 consisted of the following (in thousands):

Net loss	$(6,056)
Non-cash income and expenses	2,378
Net change in operating assets and liabilities	5,286
Net cash provided by operating activities	$1,608

The non-cash income and expenses of $2.4 million consisted primarily of (in thousands):

$401	Depreciation and amortization expense
1,383	Amortization of intangibles primarily attributable to the Lilien, Shoom, AirPatrol, LightMiner and Integrio operations, which were acquired effective March 1, 2013, August 31, 2013, April 16, 2014, April 24, 2015 and November 21, 2016, respectively.
283	Stock-based compensation expense attributable to warrants and options issued as part of Company operations and prior acquisitions
294	Amortization of debt discount
17	Other
$2,378	Total non-cash income and expenses

The net use of cash due to changes in operating assets and liabilities totaled $5.3 million and consisted primarily of the following (in thousands):

$5,392	Decrease in accounts receivable and other receivables
3,301	Decrease in prepaid licenses and maintenance contracts
(499)	Decrease in accounts payable
(3,689)	Decrease in deferred revenue
86	Increase in accrued liabilities and other liabilities
695	Increase in inventory and other assets
$5,286	Net use of cash in the changes in operating assets and liabilities

Investing Activities:

Net cash used in investing activities during the three months ended March 31, 2017 was $433,000 compared to net cash used in investing activities of $462,000 for the prior year period. The net cash used in investing activities during the three months ended March 31, 2017 was comprised of $82,000 for the purchase of property and equipment and $351,000 investment in capitalized software.

Financing Activities:

Net cash used in financing activities during the three months ended March 31, 2017 was approximately $2.3 million. Net cash used in financing activities for the three months ended March 31, 2016 was $758,000. The net cash used in financing activities during the three months ended March 31, 2017 was comprised of $2.3 million of repayments to the Credit Facility.

Liquidity and Capital Resources - General:

Our current capital resources and operating results as of March 31, 2017, as described in the preceding paragraphs, consist of:

1)	an overall working capital deficit of $25.3 million;

2)	cash of $738,000;

3)	the Credit Facility for up to $10 million which we borrow against based on eligible assets with a maturity date of November 14, 2018 of which $4.4 million is utilized; and

4)	net cash provided by operating activities year-to-date of $1.6 million.

The breakdown of our overall working capital deficit is as follows (in thousands):

Working Capital	Assets	Liabilities	Net
Cash and cash equivalents	$738	$--	$738
Accounts receivable, net / accounts payable	6,418	22,528	(16,110)
Notes and other receivables	341	--	341
Prepaid licenses and maintenance contracts / deferred revenue	10,907	12,382	(1,475)
Short-term debt	--	4,618	(4,618)
Other	2,152	6,326	(4,174)
Total	$20,556	$45,854	$(25,298)

Deferred revenue exceeds the related prepaid contracts by $1.5 million and other liabilities exceed other assets by $4.2 million. These deficits are expected to be funded by our anticipated cash flow from operations and financing activities, as described below, over the next twelve months. We do not believe that the Credit Facility, with a balance of $4.4 million at March 31, 2017 will have a material adverse effect on our liquidity in the next twelve months as the Credit Facility principal balance is not due until November 2018.

Net cash provided by operating activities during the three months ended March 31, 2017 of $1.6 million consists of net loss of $6.1 million less non-cash expenses of $2.4 million and net cash provided by changes in operating assets and liabilities of $5.3 million. We expect net cash from operations to increase during 2017 as a result of the following:

1)	Our services are growing and becoming a larger part of our sales mix. These services generate gross margins of 40-60% and will be a larger contribution to our cash flow in the future.

2)	We are working with our key distributors and financing partners to address our credit limitation issues. Revenues during the three months ended March 31, 2017 were negatively impacted by our inability to timely process orders due to past due amounts and credit limitations with various vendors. We expect to relieve some of these issues during the three months ended June 30, 2017 as we secure additional financing, continue to grow our services revenue and as sales of our Inpixon product line increase.

The Company’s capital resources as of March 31, 2017, availability on the $10.0 million Credit Facility (of which $4.4 million is utilized as of March 31, 2017), higher margin business line expansion and credit limitation improvements, may not be sufficient to fund planned operations during 2017. The Company will need to raise outside capital under structures availability to it including debt and/or equity offerings. The Company also has an effective registration statement on Form S-3 which may allow it to raise additional capital from the sale of its securities, subject to certain limitations for registrants with a market capitalization of less than $75 million. The information in this Form 10-Q concerning the Company’s Form S-3 registration statement does not constitute an offer of any securities for sale. If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months, the Company may need to curtail certain aspects of its expansion activities or consider other means of obtaining additional financing, such as through the sale of assets or of a business segment, although there is no guarantee that the Company could obtain the financing necessary to continue its operations.

Our condensed consolidated financial statements as of March 31, 2017 have been prepared under the assumption that we will continue as a going concern for the next twelve months from the date the financial statements are issued. Our independent registered public accounting firm has issued a report as of March 31, 2017 that includes an explanatory paragraph referring to our recurring and continuing losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Management’s plans and assessment of the probability that such plans will mitigate and alleviate any substantial doubt about the Company’s ability to continue as a going concern, is dependent upon the ability to obtain additional equity or debt financing, attain further operating efficiency, reduce expenditures, and, ultimately, to generate sufficient levels of revenue, which together represent the principal conditions that raise substantial doubt. Our condensed consolidated financial statements as of March 31, 2017 do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, please see Note 3 to our condensed consolidated financial statements, which is included in this Form 10-Q in Item 1.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our condensed consolidated financial statements in conformity with United States generally accepted accounting principles.

In connection with the preparation of this Form 10-Q, management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the Effectiveness of Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 1A.	Risk Factors

We face a number of significant risks and uncertainties in connection with our operations. Our business, results of operations and financial condition could be materially adversely affected by these risk factors. Except as set forth below, there have been no material changes to the Risk Factors disclosed in our annual report on Form 10-K for the year ended December 31, 2016.

Risks Related to Our Securities

Our common stock may be delisted from the NASDAQ Capital Market, which could affect its market price and liquidity.

We are required to meet certain qualitative and quantitative tests (including a minimum stockholders’ equity requirement of $2.5 million) to maintain the listing of our common stock on the NASDAQ Capital Market, and our common stock is in jeopardy of being delisted. As reported in this Form 10-Q, as of March 31, 2017, we had a stockholders’ deficit of approximately $2,483,000, which was below the minimum stockholders’ equity of $2.5 million required by NASDAQ to maintain compliance and our common stock could be subject to delisting. We are diligently working to undertake steps to regain compliance; however, if we are unable to satisfy the stockholders’ equity requirement or any of the other qualitative and quantitative requirements, our common stock may be delisted. If our common stock is delisted, market liquidity for our common stock could be severely affected and our stockholders’ ability to sell their shares of our common stock could be limited. A delisting of our common stock from NASDAQ would negatively affect the value of our common stock. A delisting of our common stock could also adversely affect our ability to obtain financing for our operations and could result in the loss of confidence in our company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a) Sales of Unregistered Securities

During the three months ended March 31, 2017, the Company issued 1,767 shares of common stock to 2 individuals and 1 entity as a settlement on the acquisition of Integrio Technologies, LLC. The Company recorded an expense of $7,050 for the fair value of those shares.

During the three months ended March 31, 2017, the Company issued 18,905 of common stock for the settlement of $567,000 of shares held in escrow related to the LightMiner asset acquisition dated April 24, 2015.

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

c) Issuer Purchases of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

See the Exhibit Index following the signature page to this Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2017	INPIXON

	By:	/s/ Nadir Ali
Nadir Ali Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Kevin R. Harris
Kevin R. Harris
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated as of April 24, 2015, between Sysorex Global Holdings Corp., LightMiner Systems, Inc. and Chris Baskett (incorporated by reference to Exhibit 2.1 to the current report on Form 8-K of Inpixon, filed with the U.S. Securities and Exchange Commission on April 30, 2015). (1)

2.2	Asset Purchase Agreement, dated November 14, 2016, among Integrio Technologies, LLC, Emtec Federal, LLC, Sysorex Government Services, Inc. and Sysorex Global (incorporated by reference to Exhibit 2.1 to the current report on Form 8-K of Inpixon, filed with the U.S. Securities and Exchange Commission on November 18, 2016).

2.3	Amendment No. 1 to Asset Purchase Agreement, dated as of November 21, 2016, by and among Sysorex Global, Sysorex Government Services, Inc., Integrio Technologies, LLC and Emtec Federal, LLC (incorporated by reference to Exhibit 2.2 to the current report on Form 8-K of Inpixon, filed with the U.S. Securities and Exchange Commission on November 28, 2016).

2.4	Agreement and Plan of Merger, dated as of February 27, 2017, between Sysorex Global and Inpixon (incorporated by reference to Exhibit 2.1 to the current report on Form 8-K of Inpixon, filed with the U.S. Securities and Exchange Commission on March 1, 2017).

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registration statement on Form S-1 (SEC File No. 333-190574) of Inpixon, filed with the U.S. Securities and Exchange Commission on August 12, 2013).

3.2	Amendment No. 1 to Amended and Restated Bylaws of Softlead, Inc. (renamed Sysorex Global Holdings Corp.) (incorporated by reference to Exhibit 3.2 to the registration statement on Form S-1 (SEC File No. 333-190574) of Inpixon, filed with the U.S. Securities and Exchange Commission on August 12, 2013).

3.3	Articles of Merger (renamed Sysorex Global) (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K of Inpixon, filed with the U.S. Securities and Exchange Commission on December 18, 2015).

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series 1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K of Inpixon, filed with the U.S. Securities and Exchange Commission on August 10, 2016).

3.5	Certificate of Correction (incorporated by reference to Exhibit 3.2 to the current report on Form 8-K of Inpixon, filed with the U.S. Securities and Exchange Commission on August 10, 2016).

3.6	Articles of Merger (renamed Inpixon) (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K of Inpixon, filed with the U.S. Securities and Exchange Commission on March 1, 2017).

3.7	Certificate of Amendment to Articles of Incorporation (Reverse Split) (incorporated by reference to Exhibit 3.2 to the current report on Form 8-K of Inpixon, filed with the U.S. Securities and Exchange Commission on March 1, 2017).

4.1	8% Original Issue Discount Senior Convertible Debenture issued to Hillair Capital Investments L.P. (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K of Inpixon, filed with the U.S. Securities and Exchange Commission on August 10, 2016).

10.1	Exchange Agreement by and between Inpixon and Hillair Capital Investments L.P., dated April 19, 2017 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Inpixon, filed with the U.S. Securities and Exchange Commission on April 20, 2017).

10.2	Securities Purchase Agreement by and between Inpixon and Hillair Capital Investments L.P., dated as of August 9, 2016 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Inpixon, filed with the U.S. Securities and Exchange Commission on August 10, 2016).

31.1*	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

31.2*	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

32.1**	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

** Furnished herewith.

(1) The schedules and exhibits to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. We will furnish copies of any such schedules and exhibits to the SEC upon request.