Form 10-Q
period 2017-06-30
INPIXON
filed 2017-08-21
CIK 1529113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.001	10,247,989
(Class)	Outstanding at August 18, 2017

INPIXON

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

i

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

ii

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

The results for the period ended June 30, 2017 are not necessarily indicative of the results of operations for the full year. These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our audited consolidated financial statements for the fiscal years ended December 31, 2016 and 2015 included in the annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 17, 2017.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value data)

	June 30,	December 31,
	2017	2016
	(Unaudited)	(Audited)
Assets

Current Assets
Cash and cash equivalents	$42	$1,821
Accounts receivable, net	6,047	11,788
Notes and other receivables	414	362
Inventory	793	1,061
Prepaid licenses and maintenance contracts	9,058	13,321
Assets held for sale	23	23
Prepaid assets and other current assets	1,244	1,768

Total Current Assets	17,621	30,144

Prepaid licenses and maintenance contracts, non-current	3,788	5,169
Property and equipment, net	1,105	1,385
Software development costs, net	2,269	2,058
Intangible assets, net	14,924	17,691
Goodwill	9,028	9,028
Other assets	969	998

Total Assets	$49,704	$66,473

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except number of shares and par value data)

	June 30,	December 31,
	2017	2016
	(Unaudited)	(Audited)
Liabilities and Stockholders’ (Deficit) Equity

Current Liabilities
Accounts payable	$25,866	$23,027
Accrued liabilities	3,447	4,169
Deferred revenue	10,633	15,043
Short-term debt	2,523	6,887
Derivative liabilities	3,775	--
Liabilities held for sale	2,049	2,041

Total Current Liabilities	48,293	51,167

Long Term Liabilities
Deferred revenue, non-current	4,346	5,960
Long-term debt	1,586	4,047
Other liabilities	349	371
Acquisition liability - Integrio	1,558	1,648
Acquisition liability - LightMiner	--	567

Total Liabilities	56,132	63,760

Commitments and Contingencies

Stockholders’ (Deficit) Equity

Preferred Stock - $0.001 par value; 5,000,000 shares authorized; 4,060 issued and outstanding as of June 30, 2017	--	--
Convertible Series 1 Preferred Stock - $1,000 stated value; 0 issued and outstanding at June 30, 2017 and 2,250 issued and outstanding at December 31, 2016; Liquidation preference of $0 at June 30, 2017 and $2,250,000 December 31, 2016	--	1,340
Series 2 Convertible Preferred Stock - $1,000 stated value; 4,669 shares authorized; 4,060 issued and outstanding at June 30, 2017 and 0 issued and outstanding at December 31, 2016; Liquidation preference of $4,060,000 at June 30, 2017 and $0 at December 31, 2016	1,508	--
Common Stock - $0.001 par value; 50,000,000 shares authorized; 4,309,131 and 2,171,886 issued and 4,293,209 and 2,155,964 outstanding at June 30, 2017 and December 31, 2016, respectively	4	2
Additional paid-in capital	67,336	64,148
Treasury stock, at cost, 15,922 shares	(695)	(695)
Due from Sysorex Consulting Inc.	(666)	(666)
Accumulated other comprehensive income	41	52
Accumulated deficit (excluding $2,442 reclassified to additional paid in capital in quasi-reorganization)	(71,952)	(59,473)

Stockholders’ (Deficit) Equity Attributable to Inpixon	(4,424)	4,708

Non-controlling Interest	(2,004)	(1,995)

Total Stockholders’ (Deficit) Equity	(6,428)	2,713

Total Liabilities and Stockholders’ (Deficit) Equity	$49,704	$66,473

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues	(Unaudited)		(Unaudited)
Products	$12,210	$9,157	$21,659	$19,505
Services	2,886	4,175	6,919	7,914
Total Revenues	15,096	13,332	28,578	27,419

Cost of Revenues
Products	10,231	7,448	18,285	15,490
Services	1,481	2,440	3,620	4,538
Total Cost of Revenues	11,712	9,888	21,905	20,028

Gross Profit	3,384	3,444	6,673	7,391

Operating Expenses
Research and development	454	537	1,012	1,124
Sales and marketing	2,181	2,336	4,221	4,837
General and administrative	4,595	3,452	9,255	7,417
Acquisition related costs	2	10	5	30
Amortization of intangibles	1,382	1,057	2,767	2,113

Total Operating Expenses	8,614	7,392	17,260	15,521

Loss from Operations	(5,230)	(3,948)	(10,587)	(8,130)

Other Income (Expense)
Interest expense	(1,344)	(255)	(2,027)	(398)
Change in fair value of shares to be issued	--	9	--	8
Change in fair value of derivative liability	152	--	208	--
Other income	--	19	(65)	39

Total Other Income (Expense)	(1,192)	(227)	(1,884)	(351)

Net Loss from Continuing Operations	(6,422)	(4,175)	(12,471)	(8,481)

Income (Loss) from Discontinued Operations, Net of Tax	(9)	--	(17)	--

Net Loss	(6,431)	(4,175)	(12,488)	(8,481)

Net Loss Attributable to Non-controlling Interest	(4)	(4)	(9)	(8)

Net Loss Attributable to Stockholders of Inpixon	$(6,427)	$(4,171)	$(12,479)	$(8,473)

Net Loss Per Share - Basic and Diluted	$(2.72)	$(2.49)	$(5.50)	$(5.05)

Weighted Average Shares Outstanding
Basic and Diluted	2,372,637	1,675,267	2,272,330	1,674,490

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)

Net Loss	$(6,431)	$(4,175)	$(12,488)	$(8,481)

Unrealized foreign exchange gain/(loss) from cumulative translation adjustments	(21)	2	(11)	19

Comprehensive Loss	$(6,452)	$(4,173)	$(12,499)	$(8,462)

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2017
(Unaudited)
(In thousands, except per share data)

	Series 1 Convertible Preferred Stock		Series 2 Convertible Preferred Stock		Common Stock		Additional Pain-In	Treasury Stock		Due from Sysorex Consulting,	Accumulated Other Comprehensive Income	Accumulated	Non- Controlling	Total Stockholders' (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Inc.	(Loss)	Deficit	Interest	Equity
Balance - January 1, 2017	2,250	$1,340	--	$--	2,171,886	$2	$64,148	(15,922)	$(695)	$(666)	$52	$(59,473)	$(1,995)	$2,713

Common shares issued for services	--	--	--	--	57,384	--	166	--	--	--	--	--	--	166
Stock options granted to employees for services	--	--	--	--	--	--	512	--	--	--	--	--	--	512
Common shares issued for LightMiner Acquisition	--	--	--	--	18,905	--	567	--	--	--	--	--	--	567
Fractional shares issued for stock split	--	--	--	--	1,496	--	--	--	--	--	--	--	--	--
Redemption of convertible series 1 preferred stock	(2,250)	(1,340)	--	--	100,000	--	1,340	--	--	--	--	--	--	--
Common shares issued in lieu of interest	--	--	--	--	110,000	--	316	--	--	--	--	--	--	316
Common and preferred shares issued for net cash proceeds from a public offering	--	--	4,060	1,508	1,849,460	2	4,060	--	--	--	--	--	--	5,570
Reclassification of warrants to derivative liabilities	--	--	--	--	--	--	(3,773)	--	--	--	--	--	--	(3,773)
Cumulative Translation Adjustment	--	--	--	--	--	--	--	--	--	--	(11)	--	--	(11)
Net loss	--	--	--	--	--	--	--	--	--	--	--	(12,479)	(9)	(12,488)

Balance - June 30, 2017	--	$--	4,060	$1,508	4,309,131	$4	$67,336	(15,922)	$(695)	$(666)	$41	$(71,952)	$(2,004)	(6,428)

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2017	2016
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(12,488)	$(8,481)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	834	550
Amortization of intangible assets	2,767	2,113
Stock based compensation	993	711
Change in fair value of shares to be issued	--	(8)
Change in fair value of derivative liability	(208)	--
Amortization of technology	33	--
Amortization of deferred financing costs	102	--
Amortization of debt discount	1,251	--
Provision for doubtful accounts	--	212
Other	41	8

Changes in operating assets and liabilities:
Accounts receivable and other receivables	5,691	(777)
Inventory	267	(153)
Other current assets	523	241
Prepaid licenses and maintenance contracts	5,644	477
Other assets	(106)	(43)
Accounts payable	2,839	2,278
Accrued liabilities	(515)	(580)
Deferred revenue	(6,024)	3,483
Other liabilities	(101)	(149)
Total Adjustments	14,031	8,363

Net Cash Provided by (Used in) Operating Activities	1,543	(118)

Cash Flows Used in Investing Activities
Purchase of property and equipment	(86)	(146)
Investment in capitalized software	(718)	(817)

Net Cash Flows Used in Investing Activities	(804)	(963)

Cash Flows provided by Financing Activities
Net repayment of line of credit	(4,345)	(2,305)
Repayment of term loan	--	(333)
Advances to related party	--	(3)
Net proceeds from issuance of common stock, preferred stock and warrants	5,570	--
Repayment of debenture	(3,050)	--
Repayment of notes payable	(20)	--
Advances from related party	--	1
Net proceeds from convertible promissory notes	2,000	--
Repayment of convertible promissory notes	(2,662)	--

Net Cash Used In Financing Activities	(2,507)	(2,640)
Effect of Foreign Exchange Rate on Changes on Cash	(11)	19
Net Decrease in Cash and Cash Equivalents	(1,779)	(3,702)
Cash and Cash Equivalents - Beginning of period	1,821	4,060
Cash and Cash Equivalents - End of period	$42	$358

Supplemental Disclosure of cash flow information:
Cash paid for:
Interest	$468	$394
Income Taxes	$--	$--
Supplemental disclosures of non-cash operating, investing and financing activities:
Reclassification of warrants to derivative liabilities	$3,773	$--
Issuance of shares for acquisition	$567	$--
Issuance of shares for settlement of accrued interest	$316	$--

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

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

As of June 30, 2017, the Company has a working capital deficiency of approximately $26.9 million. For the six months ended June 30, 2017, the Company incurred a net loss of approximately $12.5 million. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the financial statements are issued.

On August 9, 2016, the Company entered into a Securities Purchase Agreement with Hillair Capital Investments L.P. pursuant to which it issued and sold (i) an 8% Original Issue Discount Senior Convertible Debenture in an aggregate principal amount of $5,700,000 due on August 9, 2018 and (ii) 2,250 shares of newly created Series 1 Convertible Preferred Stock, par value $0.001 per share, for an aggregate purchase price of $5,000,000. On June 30, 2017 the Company received proceeds from a public offering of $6 million of which $5.5 million was used to pay down outstanding indebtedness. The Company also has a credit facility with GemCap Lending I for up to $10 million (the “Credit Facility”) which we borrow against based on eligible assets of which approximately $2.4 million is utilized. The Credit Facility has a maturity date of November 14, 2018. During the third quarter of 2016, the Company implemented a cost cutting program that would reduce operating expenses by approximately $1.8 million on an annual basis.

The Company’s capital resources as of June 30, 2017, availability on the unlimited Payplant Facility to finance purchase orders and invoices, higher margin business line expansion and credit limitation improvements, may not be sufficient to fund planned operations during 2017. The Company will need to raise $4-6 million outside capital under structures available to it including debt and/or equity offerings this year. The Company also has an effective registration statement on Form S-3 which will may allow it to raise additional capital from the sale of its securities, subject to certain limitations for registrants with a market capitalization of less than $75 million. The information in this Form 10-Q concerning the Company’s Form S-3 registration statement does not constitute an offer of any securities for sale. If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months, the Company may need to curtail certain aspects of its operating activities or consider other means of obtaining additional financing, such as through the sale of assets or of a business segment, although there is no guarantee that the Company could obtain the financing necessary to continue its operations.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information, which are the accounting principles that are generally accepted in the United States of America. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the Company’s operations for the six month period ended June 30, 2017 is not necessarily indicative of the results to be expected for the year ending December 31, 2017.  These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the years ended December 31, 2016 and 2015 included in the annual report Form 10-K filed with the U.S. Securities and Exchange Commission on April 17, 2017.

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

Revenue Recognition

The Company provides information technology, or IT, solutions and services to customers and derives revenues primarily from the sale of third-party hardware and software products, software, assurance, licenses and other consulting services, including maintenance services and recognizes revenue once the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) the price is fixed and determinable, (3) shipment (software and hardware) or fulfillment (maintenance) has occurred; and (4) there is reasonable assurance of collection of the sales proceeds (the “Revenue Recognition Criteria”). In addition, the Company also records revenues in accordance with Accounting Standards Codification (“ASC”) Topic 605-45 “Principal Agent Consideration” (“ASC 605-45”). The Company evaluates the sales of products and services on a case by case basis to determine whether the transaction should be recorded gross or net, including, but not limited to, assessing whether or not the Company: (1) is the primary obligor in the transaction; (2) has inventory risk with respect to the products and/or services sold; (3) has latitude in pricing; and (4) changes the product or performs part of the services sold. The Company evaluates whether revenues received from the sale of hardware and software products, licenses, and services, including maintenance and professional consulting services, should be recognized on a gross or net basis on a transaction by transaction basis. As of June 30, 2017, the Company has determined that all revenues received should be recognized on a gross basis in accordance with applicable standards.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

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

The Company also enters into sales transactions whereby customer orders contain multiple deliverables, and reports its multiple deliverable arrangements under ASC 605-25 “Revenue Arrangements with Multiple Deliverables” (“ASC-605-25”). These multiple deliverable arrangements primarily consist of the following deliverables: the Company’s design, configuration, installation, integration, warranty/maintenance and consulting services; and third-party computer hardware, software and warranty maintenance services. In situations where the Company bundles all or a portion of the separate elements, Vendor Specific Objective Evidence (“VSOE”) is determined based on prices when sold separately. For the three months ended June 30, 2017 and 2016 revenues recognized as a result of customer contracts requiring the delivery of multiple elements were $6.6 million and $6.4 million, respectively. For the six months ended June 30, 2017 and 2016 revenues recognized as a result of customer contracts requiring the delivery of multiple elements were $9.7 million and $11.7 million, respectively.

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

Maintenance and Professional Services Revenue Recognition

With respect to sales of our maintenance, consulting and other service agreements including our digital advertising and electronic services, the Revenue Recognition Criteria is met once the service has been provided. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. The fixed rate includes direct labor, indirect expenses, and profits. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. Anticipated losses are recognized as soon as they become known. For the three and six months ended June 30, 2017 and 2016, the Company did not incur any such losses. These amounts are based on known and estimated factors. Revenues from time and material or firm fixed price long-term and short-term contracts are derived principally with various United States government agencies and commercial customers.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

Note 3 - Summary of Significant Accounting Policies (continued)

Maintenance and Professional Services Revenue Recognition (continued)

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

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

Note 3 - Summary of Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

The Company incurred stock-based compensation charges, net of estimated forfeitures, of $710,000 and $347,000 for the three months ended June 30, 2017 and 2016, and $993,000 and $711,000 for the six-month period ended June 30, 2017 and 2016, respectively, which are included in general and administrative expenses. The following table summarizes the nature of such charges for the periods then ended (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Compensation and related benefits	$250	$336	$512	$674
Professional and legal fees	145	11	159	37
Acquisition transaction costs	--	--	7	--
Interest expense	315	--	315	--
Totals	$710	$347	$993	$711

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

The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the six months ended June 30, 2017 and 2016:

	For the Six Months Ended June 30,
	2017	2016
Options	366,825	392,288
Warrants	287,426	37,417
Shares accrued but not issued	--	121,800
Convertible debenture	117,778	--
Totals	772,029	551,505

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

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

Note 3 - Summary of Significant Accounting Policies (continued)

Reclassification

Certain accounts in the prior year’s financial statements have been reclassified for comparative purposes to conform to the presentation in the current year’s financial statements. These reclassifications have no effect on previously reported earnings.

Derivative Liabilities

During the year ended December 31, 2016, the Company issued a convertible debenture that included reset provisions considered to be down-round protection. In addition, the Company issued warrants that include a fundamental transaction clause which provide for the warrant holders to be paid in cash the fair value of the warrants as computed under a Black Scholes valuation model. The Company determined that the conversion feature and warrants are derivative instruments pursuant to ASC 815 “Derivatives and Hedging” issued by the Financial Accounting Standards Board (“FASB”). The accounting treatment of derivative financial instruments requires that the Company bifurcate the conversion feature and record it as a liability at fair value and the fair value of the warrants were computed as defined in the agreement. The instruments are marked-to-market at fair value as of each balance sheet date. Any change in fair value is recorded as a change in the fair value of derivative liabilities for each reporting period. The fair value of the conversion feature was determined using the Binomial Lattice model. The Company reassesses the classification at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. As of June 30, 2017, the fair value of the derivative liability was $3.8 million and was included in short term liabilities on the balance sheet.

Recent Accounting Standards

In January 2017, the FASB issued ASU 2017-04: “Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which removes Step 2 from the goodwill impairment test. It is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed with a measurement date after January 1, 2017. The Company is currently evaluating the standard to determine the impact of its adoption on the consolidated financial statements.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

Note 4 - Integrio Technologies, LLC Asset Acquisition

On November 14, 2016, the Company and its wholly-owned subsidiary, Sysorex Government Services, Inc. (collectively, the “Buyer”), entered into an Asset Purchase Agreement, as amended by the Amendment No. 1 to Asset Purchase Agreement (as so amended, the “Purchase Agreement”) with Integrio Technologies, LLC (“Integrio”) and Emtec Federal, LLC, a wholly-owned subsidiary of Integrio, (collectively, the “Seller”) which are in the business of providing IT integration and engineering services to customers, primarily government agencies. The transaction closed on November 21, 2016. The consideration paid for the assets included an aggregate of (A) $1,800,000 in cash, of which $1,400,000 minus certain amounts payable to creditors of the Seller was paid upon the closing of the acquisition and $400,000 will be paid in two annual installments of $200,000 each on the respective anniversary dates of the closing, subject to certain set offs and recoupment by Buyer; (B) 35,333 unregistered restricted shares of the Company’s voting common stock valued at $22.50 per share; (C) certain specified assumed liabilities as detailed in the purchase price table below; and (D) up to an aggregate of $1,200,000 in earnout payments, of which up to $400,000 shall be payable to the Seller per year for the three years following the closing. Inpixon acquired these assets to pursue its previously stated strategy to expand its business into the federal government sector because of the large long-term contracts that the government sector offers. Inpixon started with bidding on government contracts directly and this acquisition provided an opportunity to accelerate this expansion. In addition, the acquisition allows Inpixon to offset the revenue softening in the commercial vertical for this business segment that it experienced in 2016.

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

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

Note 5 - Proforma Financial Information

The following unaudited proforma financial information presents the consolidated results of operations of the Company and Integrio for the six months ended June 30, 2016, as if the acquisition of Integrio had occurred on January 1, 2016 instead of November 21, 2016. The proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods. The financial information for LightMiner was deminimis.

(in thousands, except share amounts )	For the Six Months Ended June 30, 2016
Revenues	$49,727
Net Loss Attributable to Common Shareholder	$(10,134)
Weighted Average Number of Common Shares Outstanding, Basic and Diluted	1,709,629
Loss Per Common Share - Basic and Diluted	$(5.93)

Note 6 - Related Party

Due from Related Parties

Non-interest bearing amounts due on demand from a related party were $666,000 as of June 30, 2017 and December 31, 2016, and consist primarily of amounts due from Sysorex Consulting, Inc. (“SCI”). Subsequent to December 31, 2014, SCI is no longer a direct shareholder or investor in the Company. The amounts due from SCI as of June 30, 2017 and December 31, 2016 have been classified in and as a reduction of stockholders’ equity. Subsequent to June 30, 2017, the Company is in negotiations with SCI for the repayment and settlement of this receivable through the purchase of Sysorex India, a wholly owned subsidiary of SCI. The Company cannot provide assurance it will be successful in the consummation of the arrangement.

Note 7 - Inventory

Inventory at June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$220	$326
Work in process	10	238
Finished goods	563	497
Total Inventory	$793	$1,061

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

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

The major categories of assets and liabilities held for sale in the condensed consolidated balance sheets at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Assets
Accounts receivable, net	1	1
Notes and other receivables	8	8
Other assets	14	14
Total Current Assets	23	23

Other assets	--	--
Total Assets	$23	$23

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$178	$178
Accrued liabilities	910	904
Deferred revenue	236	236
Due to related party	3	1
Short-term debt	722	722
Total Current Liabilities	2,049	2,041

Long Term Liabilities	--	--

Total Liabilities	$2,049	$2,041

The Company has entered into surety bonds with a financial institution in Saudi Arabia which guaranteed performance on certain contracts. Deposits for surety bonds amounted to $0 as of June 30, 2017 and December 31, 2016, as a reserve was placed against the deposit balance during the year ended December 31, 2016 due to the uncertainty of when the bond will be released.

The Company did not recognize any depreciation or amortization expense related to discontinued operations during the three and six months ended June 30, 2017 and 2016. There were no significant capital expenditures or non-cash operating or investing activities of discontinued operations during the periods presented. The operations of Sysorex Arabia were insignificant for the three months and six ended June 30, 2017 and 2016.

End of Service Indemnity Provision

In accordance with local labor laws, Sysorex Arabia is required to accrue benefits payable to its employees at the end of their services with Sysorex Arabia. For the three and six months ended June 30, 2017 and 2016, no amounts were required to be accrued under this provision.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

Note 9 - Debt

Debt as of June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Short-Term Debt
Notes payable	$150	$170
Revolving line of credit (A)	2,373	6,717
Total Short-Term Debt	$2,523	$6,887

Long-Term Debt
Notes payable	$212	$212
Senior secured convertible debenture, less debt discount of $1,276 (B)	1,374	3,835
Total Long-Term Debt	$1,586	$4,047

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

(B) Senior Secured Debenture

On June 2, 2017 the Company repaid $200,000 of the debenture. On June 30, 2017 after the close of the Capital Raise (see Note 10) the Company repaid $2.85 million of the senior secured debenture.

(C) Subordinated Convertible Promissory Notes

On May 31, 2017 the Company entered into a Securities Purchase Agreement with institutional accredited investors whereby the Company agreed to issue and sell to the buyers subordinated convertible promissory notes in an aggregate principal amount of $2,200,000 due on May 31, 2018 for an aggregate purchase price of $2,000,000, representing an approximately 9% original issue discount.

Interest on the Notes accrues at a rate of 10.0% per annum and is payable on the maturity date or any applicable redemption date in cash, or upon notice to the holder and compliance with certain equity conditions as set forth in the Notes, in shares of the Company’s common stock, provided that the maximum aggregate amount of interest that the Company may elect to pay in Interest Shares will not exceed an amount equal to 5% of the total interest payable under the terms of the Notes.

On June 30, 2017 the Company paid $2.7 million after the close of the Capital Raise (see Note 10) to settle the amounts owed under the promissory notes including all principal, interest and fees.

Note 10 - Capital Raise

On June 30, 2017, the Company completed the previously announced registered underwritten public offering (the “Offering”) of an aggregate of (i) 1,849,460 Class A Units (the “Class A Units”), with each Class A Unit consisting of one share of Common Stock and one warrant to purchase one share of Common Stock at an exercise price of $1.3125 (the “Exercise Price”) and (ii) 4,060 Class B Units (the “Class B Units”), with each Class B Unit consisting of one share of Series 2 Preferred and one warrant to purchase the number of shares of Common Stock equal to the number of shares of Common Stock underlying the Series 2 Preferred at the Exercise Price. The net proceeds to the Company from the transactions, after deducting the placement agent’s fees and expenses but before paying the Company’s estimated offering expenses, and excluding the proceeds, if any, from the exercise of the Warrants was approximately $5,711,850.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

Note 10 - Capital Raise (Continued)

In connection with the Offering, the Company entered into that certain waiver and consent agreement, dated June 28, 2017, (the “Waiver and Consent Agreement”) with those purchasers (the “December 2016 Purchasers”) signatory to that certain securities purchase agreement, dated as of December 12, 2016 (the “December 2016 SPA”). Pursuant to the terms of the Waiver and Consent Agreement, the December 2016 Purchasers agreed to waive (the “Waiver”) the variable rate transaction prohibition contained in the December 2016 SPA, which, if not waived, prohibits the adjustment to the exercise price set forth in the Warrants. In consideration of the Waiver, the warrants held by the December 2016 Purchasers issued in accordance with the December 2016 SPA (the “December 2016 Warrants”) have been amended to equal the Exercise Price of the warrants issued in the Offering and to provide for an adjustment to the Exercise Price to the extent shares of Common Stock are issued or sold for a consideration per share that is less than the exercise price then in effect; provided, that the exercise price will not be less than $0.50 per share. The impact of the above modification was deminimis for the six months ended June 30, 2017.

Note 11 - Common Stock

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

On June 30, 2017, and as more fully described in Note 10, the Company issued 1,849,460 shares of common stock at $1.05 per share for proceeds of approximately $1.9 million.

During the three months ended June 30, 2017, the Company issued 52,004 shares of common stock for services which were fully vested upon the date of grant. The Company recorded an expense of $144,790 for the fair value of those shares.

Note 12 - Series 2 Preferred Stock

On June 29, 2017, Inpixon filed with the Secretary of State of the State of Nevada the Certificate of Designation that created the Series 2 Convertible Preferred Stock, par value $0.001 per share, authorized 4,669 shares of Series 2 Preferred and designated the preferences, rights and limitations of the Series 2 Preferred. The Series 2 Preferred is non-voting (except to the extent required by law). The Series 2 Preferred is convertible into the number of shares of the Company’s common stock, par value $0.001 per share, determined by dividing the aggregate stated value of the Series 2 Preferred of $1,000 per share to be converted by $1.05.

On June 30, 2017, the Company completed the previously announced registered underwritten public offering and sold 4,060 Class B Units with each Class B Unit consisting of one share of Series 2 Preferred and one warrant to purchase the number of shares of common stock equal to the number of shares of common stock underlying the Series 2 Preferred. (See Note 10)

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

Note 13 - Stock Options

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

Options granted under the Company’s plan vest over periods ranging from immediately to four years and are exercisable over periods not exceeding ten years. The aggregate number of shares that may be awarded under the Company’s plan as of December 31, 2016 is 450,402. As of June 30, 2017, 366,825 of options were granted to employees and consultants of the Company (including 41,667 shares outside of our plan) and 125,244 options were available for future grant under our plan.

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

During the six months ended June 30, 2017 and 2016, the Company recorded a charge of $512,000 and $674,000, respectively, for the amortization of employee stock options.

As of June 30, 2017, the fair value of non-vested options totaled $1,655,000 which will be amortized to expense over the weighted average remaining term of 1.12 years.

The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. Key weighted-average assumptions used to apply this pricing model during the six months ended June 30, 2017 and 2016 were as follows:

	For the Six Months Ended June 30,
	2017	2016
Risk-free interest rate	2.27%	1.35%
Expected life of option grants	7 years	7 years
Expected volatility of underlying stock	47.34%	47.65%
Dividends assumption	$--	$--

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

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

Note 14 – Fair Value

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

Financial instruments, including accounts receivable, accounts payable, and deferred revenues are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments. The Company’s other financial instruments include debt payable, the carrying value of which approximates fair value, as the notes bear terms and conditions comparable to market for obligations with similar terms and maturities, as well as warrant and embedded conversion liabilities that are accounted for at fair value on a recurring basis as of June 30, 2017, by level within the fair value hierarchy (in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Warrant liability	--	--	3,775	3,775
Derivative liability – June 30, 2017	$--	$--	$3,775	$3,775

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

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

For the Six Months Ended June 30, 2017
Risk-free interest rate	1.89%
Expected life of option grants	5 years
Expected volatility of underlying stock	46.58%
Dividends assumption	$--

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

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

Note 14 – Fair Value (Continued)

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value during the six months ended June 30, 2017 (in thousands):

	Warrant Liability	Embedded Conversion Feature	Total Derivative Liabilities

Balance at January 1, 2017	$209	$1	$210
Reclassification of warrants to derivative liabilities	3,773	--	3,773
Change in fair value of derivative	(207)	(1)	(208)
Balance at June 30, 2017	$3,775	$--	$3,775

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

The Company maintains cash deposits with financial institutions, which, from time to time, may exceed federally insured limits. Cash is also maintained at foreign financial institutions for its Canadian subsidiary and its majority-owned Saudi Arabia subsidiary. Cash in foreign financial institutions as of June 30, 2017 and December 31, 2016 was immaterial. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash.

The following table sets forth the percentages of revenue derived by the Company from those customers which accounted for at least 10% of revenues during the six months ended June 30, 2017 and 2016 (in thousands):

	For the Six Months Ended June 30, 2017		For the Six Months Ended June 30, 2016
	$	%	$	%
Customer A	5,264	18%	2,608	10%
Customer B	--	--	8,717	32%

The following table sets forth the percentages of revenue derived by the Company from those customers which accounted for at least 10% of revenues during the three months ended June 30, 2017 and 2016 (in thousands):

	For the Three Months Ended June 30, 2017		For the Three Months Ended June 30, 2016
	$	%	$	%
Customer A	3,648	24%	--	--
Customer B	--	--	3,508	27%

As of June 30, 2017, there were no customer concentrations greater than 10% of total accounts receivable. As of June 30, 2016, Customer A represented approximately 31%, Customer B represented approximately 17%, and Customer C represented approximately 13% of total accounts receivable.

As of June 30, 2017, one vendor represented approximately 40% of total gross accounts payable. Purchases from this vendor during the three months ended June 30, 2017 were $4.1 million. Purchases from this vendor during the six months ended June 30, 2017 were $5.8 million.  As of June 30, 2016, one vendor represented approximately 53% of total gross accounts payable. Purchases from this vendor during the three months ended June 30, 2016 were $5.3 million. Purchases from this vendor during the six months ended June 30, 2016 were $9.8 million.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

Note 16 - Segment Reporting and Foreign Operations

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

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

Note 16 - Segment Reporting and Foreign Operations (continued)

The following tables present key financial information of the Company’s reportable segments before unallocated corporate expenses (in thousands):

	Indoor Positioning Analytics	Infrastructure	Consolidated

For the Three Months Ended June 30, 2017:

Net revenues	$1,156	$13,940	$15,096
Cost of net revenues	$(380)	$(11,332)	$(11,712)
Gross profit	$776	$2,608	$3,384
Gross margin %	67%	19%	22%
Depreciation and amortization	$93	$340	$433
Amortization of intangibles	$864	$519	$1,383

For the Three Months Ended June 30, 2016:

Net revenues	$1,283	$12,049	$13,332
Cost of net revenues	$(291)	$(9,597)	$(9,888)
Gross profit	$992	$2,452	$3,444
Gross margin %	77%	20%	26%
Depreciation and amortization	$90	$197	$287
Amortization of intangibles	$865	$192	$1,057

For the Six Months Ended June 30, 2017:

Net revenues	$2,137	$26,441	$28,578
Cost of net revenues	$(723)	$(21,182)	$(21,905)
Gross profit	$1,414	$5,259	$6,673
Gross margin %	66%	20%	23%
Depreciation and amortization	$168	$665	$833
Amortization of intangibles	$1,729	$1,038	$2,767

For the Six Months Ended June 30, 2016:

Net revenues	$2,306	$25,113	$27,419
Cost of net revenues	$(577)	$(19,451)	$(20,028)
Gross profit	$1,729	$5,662	$7,391
Gross margin %	75%	23%	27%
Depreciation and amortization	$167	$383	$550
Amortization of intangibles	$1,729	$384	$2,113

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

Note 16 - Segment Reporting and Foreign Operations (continued)

Reconciliation of reportable segments’ combined income from operations to the consolidated loss before income taxes is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Income from operations of reportable segments	$3,384	$3,444	$6,673	$7,391
Unallocated operating expenses	(8,614)	(7,392)	(17,260)	(15,521)
Interest expense	(1,344)	(255)	(2,027)	(398)
Other income (expense)	152	28	143	47
Loss from discontinued operations	(9)	--	(17)	--
Consolidated loss before income taxes	$(6,431)	$(4,175)	$(12,488)	$(8,481)

The Company’s operations are located primarily in the United States, Canada and Saudi Arabia. Revenues by geographic area are attributed by country of domicile of our subsidiaries. The financial data by geographic area are as follows (in thousands):

	United		Saudi
	States	Canada	Arabia	Eliminations	Total
For the Three Months Ended June 30, 2017:
Revenues by geographic area	$15,025	$70	$--	$--	$15,096
Operating loss by geographic area	$(4,784)	$(447)	$--	$--	$(5,230)
Net income (loss) by geographic area	$(5,975)	$(447)	$(9)	$--	$(6,431)

For the Three Months Ended June 30, 2016:
Revenues by geographic area	$13,326	$6	$--	$--	$13,332
Operating loss by geographic area	$(3,491)	$(450)	$(7)	$--	$(3,948)
Net loss by geographic area	$(3,718)	$(450)	$(7)	$--	$(4,175)

For the Six Months Ended June 30, 2017:
Revenues by geographic area	$28,452	$126	$--	$--	$28,578
Operating loss by geographic area	$(9,739)	$(848)	$--	$--	$(10,586)
Net loss by geographic area	$(11,622)	$(848)	$(17)	$--	$(12,487)

For the Six Months Ended June 30, 2016:
Revenues by geographic area	$27,375	$44	$--	$--	$27,419
Operating loss by geographic area	$(7,282)	$(832)	$(16)	$--	$(8,130)
Net loss by geographic area	$(7,633)	$(832)	$(16)	$--	$(8,481)

As of June 30, 2017:
Identifiable assets by geographic area	$49,081	$600	$23	$--	$49,704
Long lived assets by geographic area	$26,919	$406	$--	$--	$27,325

As of December 31, 2016:
Identifiable assets by geographic area	$66,050	$400	$23	$--	$66,473
Long lived assets by geographic area	$29,843	$319	$--	$--	$30,162

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

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

Note 17 - Commitments and Contingencies (continued)

Litigation (continued)

Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

During the year ended December 31, 2011, a judgment in the amount of $936,000 was levied against Sysorex Arabia in favor of Creative Edge, Inc. in connection with amounts advanced for operations. Of that amount, $214,000 has been repaid, and the remaining $722,000 has been accrued and is included as a component of liabilities held for sale as of June 30, 2017 and December 31, 2016 in the condensed consolidated balance sheets.

On May 30, 2017, HP Inc. (“HP”) filed a complaint in the Marin County Superior Court, California, against Inpixon USA for goods sold and delivered, account stated, and quantum meruit. The complaint alleges that Inpixon USA had purchased HP’s products on credit, which led to an unpaid balance in the sum of $744,184.12 as of December 13, 2016. The complaint further alleges that although Inpixon USA entered into two payment agreements with HP and made partial payments, it defaulted under the payment program and the unpaid amount totaled $636,046.60 as of January 17, 2017. In the complaint, HP demands that Inpixon USA pay damages in the principal amount of $636,046.60 plus any interest accruing from and after January 17, 2017 at the rate of 10% per annum. On the same day of filing the complaint, HP also applied for a right to attach order and order for issuance of writ of attachment from the court to prevent Inpixon USA from dissipating assets prior to the time of judgement. Inpixon USA is required to answer the complaint by September 11, 2017. The liability has been accrued and is included as a component of accounts payable as of June 30, 2017 and December 31, 2016 in the condensed consolidated balance sheets.

On August 10, 2017, Embarcadero Technologies, Inc. (“Embarcedero”) and Idera, Inc. (“Idera”) filed a complaint in the U.S. Federal District Court for the Western District of Texas against Inpixon Federal, Inc. (“Inpixon”) and Integrio Technologies, LLC (“Integrio”) for failure to pay for purchased software and services pursuant to certain reseller agreements. The complaint alleges that Inpixon entered into an agreement with Integrio to acquire certain assets and assume certain liabilities of Integrio and are therefore responsible for any amounts due. In the complaint, Embarcadero and Idera demand that Inpixon and Integrio pay $1,100,000.00 in damages. The liability has been accrued and is included as a component of accounts payable as of June 30, 2017 and December 31, 2016 in the condensed consolidated balance sheets.

Note 18 - Subsequent Events

On July 17, 2017, the Company issued 97,753 shares of common stock for services which were fully vested upon the date of grant. The Company recorded an expense of $87,000 for the fair value of those shares.

During the months of July and August 2017 Series 2 Preferred shareholders converted 2,862 of preferred shares into 4,080,523 shares of common stock. There are currently 1,198 shares of Series 2 Preferred shares remaining outstanding.

Agreement with Warrant Holders

On August 9, 2017, the Company entered into a warrant exercise agreement (the “Warrant Exercise Agreement”) with certain participants in the June 30, 2017 Offering (collectively, the “Warrant Holders” and each, a “Warrant Holder”) pursuant to which the Warrant Holders agreed to exercise, for up to an aggregate of 1,095,719 shares of common stock, the warrants issued pursuant to a warrant agency agreement, dated as of June 30, 2017 provided that the Company will agree to:

(a)   amend the Warrant Agency Agreement to reduce the exercise price of the Warrants from $1.325 per share to $0.30 per share in accordance with the terms and conditions of Amendment No. 1 to the Warrant Agency Agreement, entered into on August 9, 2017, between the Company and the Warrant Agent (“Warrant Agreement Amendment”), with the consent of Aegis Capital Corp. and the registered holders of a majority of the outstanding Warrants; and

(b)    issue additional warrants to the Warrant Holders for the number of shares of common stock that will be equal to the number of exercised shares purchased by such Warrant Holder (the “Additional Warrant Shares”), at an exercise price of $0.55 per share (the “Additional Warrant”) for warrants to purchase up to an aggregate of 1,095,719 shares of common stock.

The Warrant Holders agreed to exercise the Warrants for up to 1,095,719 shares of common stock (the “Exercised Shares”) for aggregate gross proceeds of $328,715.70 which was used for general working capital purposes, including the payment of outstanding debt and trade payables in the ordinary course of the Company’s business and prior practices. The Warrants and Exercised Shares were registered on the Registration Statement on Form S-1 filed by the Company (333-218173) and declared effective on June 28, 2017.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

Note 18 - Subsequent Events (continued)

Agreement with Warrant Holders (continued)

On August 9, 2017, the Company and Hillair Capital Investments L.P. entered into a waiver and consent agreement (the “Hillair Waiver”) pursuant to which Hillair waived the prohibition on issuing any securities at an effective per share price that is less than $7.05 contained in the securities purchase agreement pursuant to which that certain 8% Original Issue Discount Senior Convertible Debenture was issued to Hillair and consented to the transactions contemplated by the Warrant Exercise Agreement and the Warrant Agreement Amendment.

As a result of the transactions consummated pursuant to the Warrant Exercise Agreement, the Exercise Price of the December 2016 Warrants was reduced to $0.50 per share.

Payplant Accounts Receivable Bank Line

Pursuant to the terms of a Commercial Loan Purchase Agreement, dated as of August 14, 2017, Gemcap Lending I, LLC (“Gemcap”) sold and assigned to Payplant LLC, as agent for Payplant Alternatives Fund LLC, all of its right, title and interest to that certain revolving Secured Promissory Note in an aggregate principal amount of up to $10,000,000 issued in accordance with that certain Loan and Security Agreement, dated as of November 14, 2016 by and among Gemcap and the Company and its wholly-owned subsidiaries, Inpixon USA and Inpixon Federal, Inc. for an aggregate purchase price of $1,402,770.16. In connection with the purchase and assignment, the GemCap loan was amended and restated in accordance with the terms and conditions of the Payplant Loan and Security Agreement, dated as of August 14, 2017, between the Company and Payplant (the “Loan Agreement”) The Loan Agreement allows the Company to request loans from Payplant with a term of no greater than 360 days in amounts that are equivalent to 80% of the face value of purchase orders received. In connection with the assignment, the Company entered into the Payplant Client Agreement (the “Client Agreement”), pursuant to which the Company will offer to Payplant for purchase those receivables payable to the Company in connection with the purchase orders under which advances have been made pursuant to the Loan Agreement for the purposes of paying off any notes issued pursuant to the Loan Agreement. Under the Client Agreement, the Company cannot raise additional financings, without Payplant’s approval, which will not be unreasonably withheld by Payplant unless it is an equity financing or a convertible equity financing, where the Company can force conversion, while Payplant’s advances are outstanding. In accordance with the terms of the Loan Agreement, Inpixon Federal, Inc. issued a promissory note to Payplant with a term of 30 days in an aggregate principal amount of $995,472.61 in connection with a purchase order received. The promissory note is subject to the interest rates described in the Loan Agreement and is secured by the assets of the Company pursuant to the Loan Agreement and will be satisfied in accordance with the terms of the Client Agreement.

Exchange Right Agreement with Hillair Capital Investments L.P.

On August 14, 2017, the Company entered into an exchange right agreement (the “ Exchange Agreement” ) with Hillair Capital Investments L.P. (“ Hillair” ), pursuant to which the Company granted Hillair the right to exchange 1,850 of the Company’ s Series 2 Convertible Preferred Stock (the “Preferred Shares”) for up to an aggregate of 5,606,061 shares (the “Exchange Shares” ) of the Company’ s common stock. Pursuant to the Exchange Agreement, for so long as the Preferred Shares remain outstanding, each outstanding Preferred Share may be exchanged for the number of Exchange Shares equal to the quotient obtained by dividing $1,000 by $0.33. The exchange of the Preferred Shares will not be effected if, after giving effect to the exchange Hillair, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of the Exchange Shares. Upon not less than 61 days’ prior notice to the Company, Hillair may increase or decrease the ownership limitation, provided that the ownership limitation in no event exceeds 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of the Exchange Shares.

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

Indoor Positioning Analytics Segment

Our Indoor Positioning Analytics segment is expected to grow in 2017; however, sales cycles proved to be longer than we expected in 2016. The long sales cycles result from customer related issues such as budget and procurement processes but also because of the early stages of indoor-positioning technology and the learning curve required for customers to implement such solutions. Customers also engage in a pilot program first which prolongs sales cycles and is typical of most emerging technology adoption curves. We anticipate sales cycles to improve in 2017 and more so in 2018 as our customer base moves from innovators to mainstream customer adoption. The sales cycle is also improving with the increased presence and awareness of beacon and wi-fi locationing technologies in the market. IPA segment sales can be licensed-based with government customers but are primarily Software-as-a-Service (“SaaS”) model with commercial customers. Our other SaaS products include cloud-based applications for media customers, which allow us to generate industry analytics that complement our indoor-positioning solutions.

Infrastructure Segment

Our storage and computing component of our Infrastructure segment revenues are typically driven by purchase orders that are received on a monthly basis. Approximately 38% of Company revenues are from these purchase orders which are recurring contracts that range from one to five years for warranty and maintenance support. For these contracts the customer is invoiced one time and pays Inpixon upfront for the full term of the warranty and maintenance contract. Revenue from these contracts is determinable ratably over the contract period with the unearned revenue recorded as deferred revenue and amortized over the contract period. We have a 30-year history and a high repeat customer rate of approximately 55% annually. Our revenues are diversified over hundreds of customers and typically no one customer exceeds 15% of revenues however from time to time a large order from a customer could put it temporarily above 15%. During the six months ended June 30, 2017, there were no customers that generated sales of 15% or more of total revenues. Management believes this diversification provides stability to our revenue streams.

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

We experienced a net loss of approximately $12.5 million for the six months ended June 30, 2017. We cannot assure that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. In order to continue our operations, we have supplemented the revenues we earned with proceeds from the sale of our equity and debt securities and proceeds from loans and bank credit lines. Furthermore, except as discussed in this report, we have no committed source of financing and we cannot assure that we will be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to scale back our business operations by reducing expenditures for employees, consultants, business development and marketing efforts, selling assets or one or more segments of our business, or otherwise severely curtailing our operations.

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

Capital Raise

On June 30, 2017, the Company completed the previously announced registered underwritten public offering (the “Offering”) of an aggregate of (i) 1,849,460 Class A Units (the “Class A Units”), with each Class A Unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $1.3125 per share (“Exercise Price”) and (ii) 4,060 Class B Units (the “Class B Units”), with each Class B Unit consisting of one share of Series 2 Preferred Stock and one warrant to purchase the number of shares of common stock equal to the number of shares of common stock underlying the Series 2 Preferred Stock at the Exercise Price. The warrants issued in the offering contained a price protection provision pursuant to which the Exercise Price would be reduced in the event the Company issued additional securities at a price per share that was less than the Exercise Price, provided however, the adjustment would not be less than $0.50. The net proceeds to the Company from the transactions, after deducting the placement agent’s fees and expenses but before paying the Company’s estimated offering expenses, and excluding the proceeds, if any, from the exercise of the warrants was approximately $5,711,850. Immediately after completion of the Offering, the Company redeemed outstanding indebtedness in the amount of approximately $5,512,000.

In connection with the Offering, the Company entered into that certain waiver and consent agreement, dated June 28, 2017, (the “Waiver and Consent Agreement”) with those purchasers (the “December 2016 Purchasers”) signatory to that certain securities purchase agreement, dated as of December 12, 2016 (the “December 2016 SPA”). Pursuant to the terms of the Waiver and Consent Agreement, the December 2016 Purchasers agreed to waive (the “Waiver”) the variable rate transaction prohibition contained in the December 2016 SPA, which, if not waived, prohibits the adjustment to the exercise price set forth in the Warrants. In consideration of the Waiver, the warrants held by the December 2016 Purchasers issued in accordance with the December 2016 SPA (the “December 2016 Warrants”) were amended to equal the Exercise Price of the warrants issued in the Offering and to provide for an adjustment to the Exercise Price to the extent shares of Common Stock are issued or sold for a consideration per share that is less than the exercise price then in effect; provided, that the exercise price will not be less than $0.50 per share.

Agreement with Warrant Holders

On August 9, 2017, the Company entered into a warrant exercise agreement (the “Warrant Exercise Agreement”) with certain participants in the Offering (collectively, the “Warrant Holders” and each, a “Warrant Holder”) pursuant to which the Warrant Holders agreed to exercise, for up to an aggregate of 1,095,719 shares of common stock, the warrants (the “Warrants”) issued pursuant to that certain warrant agency agreement, dated as of June 30, 2017 (the “Warrant Agency Agreement”), by and between the Company and Corporate Stock Transfer, as warrant agent (the “Warrant Agent”), provided that the Company will agree to:

(a)      amend the Warrant Agency Agreement to reduce the exercise price of the Warrants from $1.325 per share to $0.30 per share in accordance with the terms and conditions of Amendment No. 1 to the Warrant Agency Agreement, dated August 9, 2017 between the Company and the Warrant Agent (“Warrant Agreement Amendment”), with the consent of Aegis Capital Corp. and the registered holders of a majority of the outstanding Warrants; and

(b)      issue additional warrants to the Warrant Holders, for the number of shares of common stock that will be equal to the number of exercised shares purchased by such Warrant Holder (the “Additional Warrant Shares”), at an exercise price of $0.55 per share (the “Additional Warrant”) for warrants to purchase up to an aggregate of 1,095,719 shares of common stock.

The Warrant Holders agreed to exercise up to 1,095,719 shares of common stock underlying the Warrants (the “Exercised Shares”) for aggregate gross proceeds of $328,715.70 from the exercise of the Warrants which will be used for general working capital purposes, including the payment of outstanding debt and trade payables in the ordinary course of the Company’s business and prior practices. The Warrants and Exercised Shares were registered on the Registration Statement on Form S-1 filed by the Company (333-218173) and declared effective on June 28, 2017.

In connection with the exercise of the Warrants, the Company issued a 5-year warrant to each Warrant Holder for the number of shares of common stock equal to the number of exercised shares purchased by such Warrant Holder (the “Warrant Shares”), at an exercise price of $0.55 per share. We incorporate by reference the information included at Item 1.01 of the Current Report on Form 8-K filed with the SEC on August 9, 2017 Waiver and Consent from Hillair Capital Investments L.P.

As a result of the transactions consummated by the Warrant Exercise Agreement, the Exercise P rice of the December 2016 Warrants was adjusted to $0.50.

On August 9, 2017, the Company and Hillair Capital Investments L.P. entered into a waiver and consent agreement (the “Hillair Waiver”) pursuant to which Hillair waived the prohibition on issuing any securities at an effective per share price that is less than $7.05 contained in the securities purchase agreement pursuant to which that certain 8% Original Issue Discount Senior Convertible Debenture was issued to Hillair and consented to the transactions contemplated by the Warrant Exercise Agreement and the Warrant Agreement Amendment. We incorporate by reference the information included at Item 3.02 of the Current Report on Form 8-K filed with the SEC on August 9, 2017.

Payplant Accounts Receivable Bank Line

Pursuant to the terms of a Commercial Loan Purchase Agreement, dated as of August 14, 2017, Gemcap Lending I, LLC (“Gemcap”) sold and assigned to Payplant LLC, as agent for Payplant Alternatives Fund LLC, all of its right, title and interest to that certain revolving Secured Promissory Note in an aggregate principal amount of up to $10,000,000 issued in accordance with that certain Loan and Security Agreement, dated as of November 14, 2016 by and among Gemcap and the Company and its wholly-owned subsidiaries, Inpixon USA and Inpixon Federal, Inc. for an aggregate purchase price of $1,402,770.16. In connection with the purchase and assignment, the GemCap loan was amended and restated in accordance with the terms and conditions of the Payplant Loan and Security Agreement, dated as of August 14, 2017, between the Company and Payplant (the “Loan Agreement”) The Loan Agreement allows the Company to request loans from Payplant with a term of no greater than 360 days in amounts that are equivalent to 80% of the face value of purchase orders received. In connection with the assignment, the Company entered into the Payplant Client Agreement (the “Client Agreement”), pursuant to which the Company will offer to Payplant for purchase those receivables payable to the Company in connection with the purchase orders under which advances have been made pursuant to the Loan Agreement for the purposes of paying off any notes issued pursuant to the Loan Agreement. Under the Client Agreement, the Company cannot raise additional financings, without Payplant’s approval, which will not be unreasonably withheld by Payplant unless it is an equity financing or a convertible equity financing, where the Company can force conversion, while Payplant’s advances are outstanding. In accordance with the terms of the Loan Agreement, Inpixon Federal, Inc. issued a promissory note to Payplant with a term of 30 days in an aggregate principal amount of $995,472.61 in connection with a purchase order received. The promissory note is subject to the interest rates described in the Loan Agreement and is secured by the assets of the Company pursuant to the Loan Agreement and will be satisfied in accordance with the terms of the Client Agreement.

Exchange Right Agreement with Hillair Capital Investments L.P.

On August 14, 2017, the Company entered into an exchange right agreement (the “ Exchange Agreement” ) with Hillair Capital Investments L.P. (“ Hillair” ), pursuant to which the Company granted Hillair the right to exchange 1,850 of the Company’ s Series 2 Convertible Preferred Stock (the “Preferred Shares”) for up to an aggregate of 5,606,061 shares (the “Exchange Shares” ) of the Company’ s common stock. Pursuant to the Exchange Agreement, for so long as the Preferred Shares remain outstanding, each outstanding Preferred Share may be exchanged for the number of Exchange Shares equal to the quotient obtained by dividing $1,000 by $0.33. The exchange of the Preferred Shares will not be effected if, after giving effect to the exchange Hillair, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of the Exchange Shares. Upon not less than 61 days’ prior notice to the Company, Hillair may increase or decrease the ownership limitation, provided that the ownership limitation in no event exceeds 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of the Exchange Shares.

Loan and Security Agreement

Pursuant to the terms of a Commercial Loan Purchase Agreement, dated as of August 14, 2017 (the “Purchase Agreement”), Gemcap Lending I, LLC (“GemCap”) sold and assigned to Payplant LLC, as agent for Payplant Alternatives Fund LLC (“Payplant” or “Lender”), all of its right, title and interest to that certain revolving Secured Promissory Note in an aggregate principal amount of up to $10,000,000 (the “GemCap Note”) issued in accordance with that certain Loan and Security Agreement, dated as of November 14, 2016 (the “GemCap Loan”), by and among Gemcap and Inpixon (“INPX”) and its wholly-owned subsidiaries, Inpixon USA (“INPXUSA”) and Inpixon Federal, Inc. (“INPXF,” and together with INPX and INPXUSA, the “Company”) for an aggregate purchase price of $1,402,770.16.

In connection with the purchase and assignment of the Gemcap Loan in accordance with the Purchase Agreement, the GemCap Loan was amended and restated in accordance with the terms and conditions of the Amended and Restated GemCap Loan and Security Agreement: Payplant Loan and Security Agreement, dated as of August 14, 2017, between the Company and Payplant (the “Loan Agreement”). The Loan Agreement allows the Company to request loans (each a “Loan” and collectively the “Loans”) from the Lender (in the manner provided therein) with a term of no greater than 360 days in amounts that are equivalent to 80% of the face value of purchase orders received (“Aggregate Loan Amount”). The Lender is not obligated to make the requested loan, however, if the Lender agrees to make the requested loan, before the loan is made, the Company must provide Lender with (i) one or more promissory notes (“Notes”) for the amount being loaned in favor of Lender, (ii) one or more guaranties executed in favor of Lender and (iii) other documents and evidence of the completion of such other matters as Lender may request. The principal amount of each Loan shall accrue interest at a 30 day rate of 2% (the “Interest Rate”), calculated per day on the basis of a year of 360 days and, when combined with all fees that may be characterized as interest will not exceed the maximum rate allowed by law Upon the occurrence and during the continuance of any event of default, interest shall accrue at a rate equal to the Interest Rate plus 0.42% per 30 days. All computations of interest shall be made on the basis of a year of 360 days.

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

When assessing the recoverability of our long-lived assets, which include property and equipment and finite-lived intangible assets, we make assumptions regarding estimated future cash flows and other factors. Some of these assumptions involve a high degree of judgment and also bear a significant impact on the assessment conclusions. Included among these assumptions are estimating undiscounted future cash flows, including the projection of comparable sales, operating expenses, capital requirements for maintaining property and equipment and the residual value of asset groups. We formulate estimates from historical experience and assumptions of future performance based on business plans and forecasts, recent economic and business trends, and competitive conditions. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge. Based on our evaluation, we did not record a charge for impairment for the six months ended June 30, 2017 and 2016.

The benefits to be derived from our acquired intangibles, will take additional financial resources to continue the development of our technology. Management believes our technology has significant long-term profit potential, and to date, management continues to allocate existing resources to the develop products and services to seek returns on its investment. We continue to seek additional resources, through both capital raising efforts and meeting with industry experts, as part of our continued efforts.  Although there can be no assurance that these efforts will be successful, we intend to allocate financial and personnel resources when deemed possible and/or necessary. If we choose to abandon these efforts, or if we determine that such funding is not available, the related development of our technology (resulting in our lack of ability to expand our business), may be subject to significant impairment.

As described previously, we continue to experience weakness in market conditions, a depressed stock price, and challenges in executing our business plans.  The Company will continue to monitor these uncertainties in future periods, to determine the impact.

We evaluate the remaining useful lives of long-lived assets and identifiable intangible assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. Such events or circumstances may include (but are not limited to): the effects of obsolescence, demand, competition, and/or other economic factors including the stability of the industry in which we operate, known technological advances, legislative actions, or changes in the regulatory environment. If the estimated remaining useful lives change, the remaining carrying amount of the long-lived assets and identifiable intangible assets would be amortized prospectively over that revised remaining useful life. We have determined that there were no events or circumstances during the six months ended June 30, 2017 and 2016 which would indicate a revision to the remaining amortization period related to any of our long lived assets. Accordingly, we believe that the current estimated useful lives of long-lived assets reflect the period over which they are expected to contribute to future cash flows and are therefore deemed appropriate.

Goodwill and Indefinite-lived Assets

We have recorded goodwill and other indefinite-lived assets in connection with our acquisitions of Lilien, Shoom, AirPatrol, LightMiner and Integrio. Goodwill, which represents the excess of acquisition cost over the fair value of the net tangible and intangible assets of the acquired company, is not amortized. Indefinite-lived intangible assets are stated at fair value as of the date acquired in a business combination. Our goodwill balance and other assets with indefinite lives are evaluated for potential impairment during the fourth quarter of each year and in certain other circumstances. The evaluation of impairment involves comparing the current fair value of the business to the recorded value, including goodwill. To determine the fair value of the business, we utilize both the income approach, which is based on estimates of future net cash flows, and the market approach, which observes transactional evidence involving similar businesses. There was no goodwill impairment for the six months ended June 30, 2017 or 2016.

We review our goodwill for impairment annually, but may need to review goodwill more frequently, if facts and circumstances warrant a review.

We analyze goodwill first to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a detailed goodwill impairment test as required. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.

Events and circumstances for an entity to consider in conducting the qualitative assessment are:

●	Macroeconomic conditions such as a deterioration in general economic conditions, limitations on accessing capital, fluctuations in foreign exchange rates, or other developments in equity and credit markets.

●	Industry and market considerations such as a deterioration in the environment in which an entity operates, an increased competitive environment, a decline in market-dependent multiples or metrics (considered in both absolute terms and relative to peers), a change in the market for an entity’s products or services, or a regulatory or political development.

●	Cost factors such as increases in raw materials, labor, or other costs that have a negative effect on earnings and cash flows.

●	Overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods.

●	Other relevant entity-specific events such as changes in management, key personnel, strategy, or customers, contemplation of bankruptcy, or litigation.

●	Events affecting a reporting unit such as a change in the composition or carrying amount of its net assets, a more-likely-than-not expectation of selling or disposing of all, or a portion, of a reporting unit, the testing for recoverability of a significant asset group within a reporting unit, or recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

●	If applicable, a sustained decrease in share price (considered in both absolute terms and relative to peers).

As described previously, we continue to experience weakness in market conditions, a depressed stock price, and challenges in executing our business plans.  We also require significant funds to operate and continue to experience losses.  If these conditions continue, it may necessitate a requirement to record a goodwill impairment charges.  The Company will continue to monitor these uncertainties in future periods.

Acquired In-Process Research and Development (“IPR&D”)

 In accordance with authoritative guidance, we recognize IPR&D at fair value as of the acquisition date, and subsequently account for it as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. Once an IPR&D project has been completed, the useful life of the IPR&D asset is determined and amortized accordingly. If the IPR&D asset is abandoned, the remaining carrying value is written off. During fiscal year 2014, we acquired IPR&D through the acquisition of AirPatrol and in 2015 through the acquisition of the assets of LightMiner. Our IPR&D is comprised of AirPatrol and LightMiner technology, which was valued on the date of the acquisition. It will take additional financial resources to continue development of these technologies.

We continue to seek additional resources, through both capital raising efforts and meeting with industry experts, for further development of the AirPatrol and LightMiner technologies. Through June 30, 2017, we have made some progress with raising capital since these acquisitions, building our pipeline and getting industry acknowledgment. We are being recognized by leading industry analysts in their report on leading indoor positioning companies and also was awarded the IoT Security Excellence award by TMC . However, management is focused on growing revenue from these products and continues to actively and aggressively pursue efforts to recognize the value of the AirPatrol and LightMiner technologies. Although there can be no assurance that these efforts will be successful, we intend to allocate financial and personnel resources when deemed possible and/or necessary. If we choose to abandon these efforts, or if we determine that such funding is not available, the related IPR&D will be subject to significant impairment.

 Impairment of Long-Lived Assets Subject to Amortization

We amortize intangible assets with finite lives over their estimated useful lives and review them for impairment whenever an impairment indicator exists. We continually monitor events and changes in circumstances that could indicate carrying amounts of our long-lived assets, including our intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. We did not recognize any intangible asset impairment charges for the six month period ended June 30, 2017. See "Acquired In-Process Research and Development ("IPR&D")" for further information.

Deferred Income Taxes

In accordance with ASC 740 “Income Taxes” (“ASC 740”), management routinely evaluates the likelihood of the realization of its income tax benefits and the recognition of its deferred tax assets. In evaluating the need for any valuation allowance, management will assess whether it is more likely than not that some portion, or all, of the deferred tax asset may not be realized. Ultimately, the realization of deferred tax assets is dependent upon the generation of future taxable income during those periods in which temporary differences become deductible and/or tax credits and tax loss carry-forwards can be utilized. In performing its analyses, management considers both positive and negative evidence including historical financial performance, previous earnings patterns, future earnings forecasts, tax planning strategies, economic and business trends and the potential realization of net operating loss carry-forwards within a reasonable timeframe. To this end, management considered (i) that we have had historical losses in the prior years and cannot anticipate generating a sufficient level of future profits in order to realize the benefits of our deferred tax asset; (ii) tax planning strategies; and (iii) the adequacy of future income as of and for the six months ended June 30, 2017, based upon certain economic conditions and historical losses through June 30, 2017. After consideration of these factors management deemed it appropriate to establish a full valuation allowance.

A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax filings that do not meet these recognition and measurement standards. For the six months ended June 30, 2017 or 2016 no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the six months ended June 30, 2017 or 2016.

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

As of June 30, 2017 and December 31, 2016, allowance for credit losses included an allowance for doubtful accounts of approximately $373,000 and $378,000, respectively, due to the aging of the items greater than 120 days outstanding and other potential non-collections.

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

The principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:

	For the Six Months Ended June 30,
	2017	2016
Risk-free interest rate	2.27%	1.35%
Expected life of option grants	7	7
Expected volatility of underlying stock	47.34%	47.65%
Dividends	-	-

For the six months ended June 30, 2017 and 2016, the Company incurred stock-based compensation charges of $993,000 and $711,000, respectively.

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

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

The following table sets forth selected unaudited condensed consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	For the Three Months Ended
	June 30, 2017		June 30, 2016
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	% Change

Product revenues	$12,210	81%	$9,157	69%	33%
Services revenues	$2,886	19%	$4,175	31%	(31%)
Cost of net revenues - products	$10,231	68%	$7,448	56%	37%
Cost of net revenues - services	$1,481	10%	$2,440	18%	(39%)
Gross profit	$3,384	22%	$3,444	26%	(2%)
Operating expenses	$8,614	57%	$7,392	55%	17%
Loss from operations	$(5,230)	(35%)	$(3,948)	(30%)	32%
Net loss	$(6,431)	(43%)	$(4,175)	(31%)	54%
Net loss attributable to common stockholders	$(6,427)	(43%)	$(4,171)	(31%)	54%

Net Revenues

Net revenues for the three months ended June 30, 2017 were $15.1 million compared to $13.3 million for the comparable period in the prior year. This $1.8 million increase in revenues was primarily attributable to the acquisition of Integrio Technologies in November 2016. For the three months ended June 30, 2017, Indoor Positioning Analytics revenue was $1.2 million compared to $1.3 million for the prior year period. Infrastructure revenue was $13.9 million for the three months ended June 30, 2017, and $12.1 million for the prior year period.

Cost of Net Revenues

Cost of net revenues for the three months ended June 30, 2017 was $11.7 million compared to $9.9 million for the prior year period. The increase in cost of revenues of $1.8 million is primarily attributable to the increase in revenues due to the Integrio acquisition in November 2016. Indoor Positioning Analytics cost of net revenues was $380,000 for the three months ended June 30, 2017 as compared to $291,000 for the prior period. Infrastructure cost of net revenues was $11.3 million for the three months ended June 30, 2017 and $9.6 million for the prior period.

The gross profit margin for the three months ended June 30, 2017 was 22% compared to 26% during the three months ended June 30, 2017. The decrease in gross margin was primarily attributable to lower gross margins on the Integrio revenue, which is included in the Infrastructure segment, during the quarter ended June 30, 2017. Indoor Positioning Analytics gross margins for the three months ended June 30, 2017 and 2016 were 67% and 77%, respectively. Gross margins for the Infrastructure segment for the three months ended June 30, 2017 and 2016 were 19% and 20%, respectively.

Operating Expenses

Operating expenses for the three months ended June 30, 2017 were $8.6 million compared to $7.4 million for the prior year period. This increase of approximately $1.2 million includes an increase in operating expenses related to the Integrio acquisition offset by a decrease in salaries, commissions and bonuses, travel expenses and other operating expenses related to Inpixon USA and an increase in amortization of intangibles and depreciation related to the Integrio acquisition.

Loss from Operations

Loss from operations for the three months ended June 30, 2017 was $5.2 million compared to $3.9 million for the prior year period. This increase in loss of $1.3 million was primarily attributable to the lower gross profit, increase in amortization of intangibles and depreciation costs, additional costs incurred for the Integrio operations offset by a reduction in operating expenses related to Inpixon USA.

Other Income/Expense

Total other income/expense for the three months ended June 30, 2017 and 2016 was ($1.2 million) and ($227,000), respectively. This increase of $973,000 is primarily attributable to interest attributable to a convertible debenture and higher interest on the Company’s Credit Facility, and amortization of debt discount and deferred financing fees.

Provision for Income Taxes

There was no provision for income taxes for the three months ended June 30, 2017 and 2016. Deferred tax assets resulting from such losses are fully reserved as of June 30, 2017 and 2016 since, at present, we have no history of taxable income and it is more likely than not that such assets will not be realized.

Net Loss Attributable to Non-Controlling Interest

Net loss attributable to non-controlling interest for the three months ended June 30, 2017 and 2016 was $4,000.

Net Loss Attributable To Common Stockholders

Net loss attributable to common stockholders for the three months ended June 30, 2017 was $6.4 million compared to $4.2 million for the prior year period. This increase in net loss of $2.2 million was attributable to the changes discussed above.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

The following table sets forth selected unaudited consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	Six Months ended
	June 30, 2017		June 30, 2016
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	% Change

Product Revenues	$21,659	76%	$19,505	71%	11%
Services Revenues	$6,919	24%	$7,914	29%	(13%)
Cost of net revenues - products	$18,285	64%	$15,490	56%	18%
Cost of net revenues - services	$3,620	13%	$4,538	17%	(20%)
Gross profit	$6,673	23%	$7,391	27%	(10%)
Operating expenses	$17,260	60%	$15,521	57%	11%
Loss from operations	$(10,587)	(37%)	$(8,130)	(30%)	30%
Net loss	$(12,488)	(44%)	$(8,481)	(31%)	47%
Net loss attributable to common stockholders	$(12,479)	(44%)	$(8,473)	(31%)	47%

Net Revenues

Net revenues for the six months ended June 30, 2017 were $28.6 million compared to $27.4 million for the comparable period in the prior year. The increase in revenues of $1.2 million are primarily attributable to the Integrio Technologies acquisition in November 2016. For the six months ended June 30, 2017, Indoor Positioning Analytics revenue was $2.1 million compared to $2.3 million for the prior year period. Infrastructure revenue was $26.4 million for the six months ended June 30, 2017 and $25.1 million for the prior year period.

Cost of Net Revenues

Cost of net revenues for the six months ended June 30, 2017 was $21.9 million compared to $20 million for the prior year period. The increase in cost of revenues of $1.9 million is primarily attributable to the increase in revenues due to the Integrio acquisition in November 2016. Indoor Positioning Analytics cost of net revenues was $723,000 for the six months ended June 30, 2017 as compared to $577,000 for the prior period. Infrastructure cost of net revenues was $21.2 million for the six months ended June 30, 2017 and $19.5 million for the prior period.

The gross profit margin for the six months ended June 30, 2017 was 23% compared to 27% during the six months ended June 30, 2016. The decrease in gross margin was primarily attributable to lower gross margins on the Integrio revenue which is included in the Infrastructure segment during the quarter ended June 30, 2017. Indoor Positioning Analytics gross margins for the six months ended June 30, 2017 and 2016 were 66% and 75%, respectively. Gross margins for the Infrastructure segment for the six months ended June 30, 2017 and 2016 were 20% and 23%, respectively.

Operating Expenses

Operating expenses for the six months ended June 30, 2017 were $17.3 million compared to $15.5 million for the prior year period. This increase of $1.8 million includes an increase in operating expense related to the Integrio acquisition and amortization related to the Integrio acquisition offset by lower operating expenses in the remaining Inpixon business.

Loss from Operations

Loss from operations for the six months ended June 30, 2017 was $10.6 million compared to $8.1 million for the prior year period. This increase in loss of $2.5 million was primarily attributable to an increase in amortization of intangibles, depreciation, additional operating expenses for the Integrio acquisition, increase in professional services fees and lower gross margins from the Integrio acquisition.

Other Income/Expense

Net other income/expense for the six months ended June 30, 2017 and 2016 were ($1.8 million) and ($351,000), respectively. This increase of $1.4 million was primarily attributable to interest attributable to a convertible debenture and higher interest on the Company’s Credit Facility, and amortization of debt discount and deferred financing fees.

Provision for Income Taxes

There was no provision for income taxes for the six months ended June 30, 2017 and 2016. Deferred tax assets resulting from such losses are fully reserved as of June 30, 2017 and 2016 since, at present, we have no history of taxable income and it is more likely than not that such assets will not be realized.

Net Loss Attributable to Non-Controlling Interest

Net loss attributable to non-controlling interest for the six months ended June 30, 2017 was $9,000 compared to a net loss of $8,000 for the prior year period. This increase of $1,000 was attributable to an increase in losses for Sysorex Arabia and was not material.

Net Loss Attributable To Common Stockholders

Net loss attributable to common stockholders for the six months ended June 30, 2017 was $12.5 million compared to $8.5 million for the prior year period. This increase in net loss of $4 million was attributable to the changes discussed above.

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

Adjusted EBITDA for the three months ended June 30, 2017 was a loss of $2.7 million compared to a loss of $2.2 million for the prior year period. Adjusted EBITDA for the six months ended June 30, 2017 was a loss of $6 million compared to a loss of $4.7 million for the prior year period.

The following table presents a reconciliation of net income/loss attributable to stockholders of Inpixon, which is our GAAP operating performance measure, to Adjusted EBITDA for the fiscal quarters ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss attributable to common stockholders	$(6,427)	$(4,171)	$(12,479)	$(8,473)
Adjustments:
Non-recurring one-time charges:
Acquisition transaction/financing costs	2	10	5	30
Change in the fair value of shares to be issued	--	(9)	--	(8)
Change in the fair value of derivative liability	(152)	--	(208)	--
Severance	--	--	27	--
Stock based compensation – acquisition costs	--	--	7	--
Stock-based compensation - compensation and related benefits	711	347	986	711
Interest expense	1,344	255	2,027	398
Depreciation and amortization	1,816	1,344	3,601	2,663
Adjusted EBITDA	$(2,706)	$(2,224)	$(6,034)	$(4,679)

We rely on Adjusted EBITDA, which is a non-GAAP financial measure for the following:

●	to review and assess the operating performance of our Company as permitted by Accounting Standards Codification Topic 280, Segment Reporting;

●	to compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	as a basis for allocating resources to various projects;

●	as a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	to evaluate internally the performance of our personnel.

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

Proforma non-GAAP net loss per basic and diluted common share for the three months ended June 30, 2017 was ($1.89) compared to ($1.65) for the prior year period. Proforma non-GAAP net loss per basic and diluted common share for the six months ended June 30, 2017 was ($3.91) compared to ($3.36) for the prior year period. These decreases were attributable to the changes discussed in our results of operations.

The following table presents a reconciliation of net loss per basic and diluted share, which is our GAAP operating performance measure, to proforma non-GAAP net loss per share for the periods reflected:

(thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss attributable to common stockholders	$(6,427)	$(4,171)	$(12,479)	$(8,473)
Adjustments:
Non-recurring one-time charges:
Acquisition transaction/financing costs	2	10	5	30
Change in the fair value of shares to be issued	--	(9)	--	(8)
Change in the fair value of derivative liability	(152)	--	(208)	--
Severance	--	--	27	--
Stock based compensation – acquisition costs	--	--	7	--
Stock-based compensation - compensation and related benefits	711	347	986	711
Amortization of intangibles	1,383	1,057	2,766	2,113
Proforma non-GAAP net loss	$(4,483)	$(2,766)	$(8,896)	$(5,627)
Proforma non-GAAP net loss per basic and diluted common share	$(1.89)	$(1.65)	$(3.91)	$(3.36)
Weighted average basic and diluted common shares outstanding	2,372,637	1,675,267	2,272,330	1,674,490

We rely on proforma non-GAAP net loss per share, which is a non-GAAP financial measure and not a substitution for GAAP:

●	to review and assess the operating performance of our Company as permitted by Accounting Standards Codification Topic 280, Segment Reporting;

●	to compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	as a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	to evaluate internally the performance of our personnel.

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

Liquidity and Capital Resources as of June 30, 2017 Compared With June 30, 2016

The Company’s net cash flows used in operating, investing and financing activities for the three months ended June 30, 2017 and 2016 and certain balances as of the end of those periods are as follows (in thousands):

	For the Six Months Ended June 30,
(thousands, except per share data)	2017	2016
Net cash provided by (used in) operating activities	$1,543	$(118)
Net cash used in investing activities	(804)	(963)
Net cash used in financing activities	(2,507)	(2,640)
Effect of foreign exchange rate changes on cash	(11)	19
Net decrease in cash	$(1,779)	$(3,702)

	June 30, 2017	December 31, 2016

Cash and cash equivalents	$42	$1,821
Working capital deficit	$(30,672)	$(21,023)

Operating Activities:

Net cash provided by operating activities during the six months ended June 30, 2017 was $1.5 million. Net cash used in operating activities during the six months ended June 30, 2016 was $118,000. Net cash used in operating activities during the six months ended June 30, 2017 consisted of the following (in thousands):

Net loss	$(12,488)
Non-cash income and expenses	5,813
Net change in operating assets and liabilities	8,218
Net cash provided by operating activities	$1,543

The non-cash income and expenses of $5.8 million consisted primarily of (in thousands):

$834	Depreciation and amortization expense
2,767	Amortization of intangibles primarily attributable to the Lilien, Shoom, AirPatrol, LightMiner and Integrio operations, which were acquired effective March 1, 2013, August 31, 2013, April 16, 2014, April 24, 2015 and November 21, 2016, respectively.
993	Stock-based compensation expense attributable to warrants and options issued as part of Company operations and prior acquisitions
1,251	Amortization of debt discount
(208)	Change in fair value of derivative liability
176	Other
$5,813	Total non-cash income and expenses

The net use of cash due to changes in operating assets and liabilities totaled $8.2 million and consisted primarily of the following (in thousands):

$5,691	Decrease in accounts receivable and other receivables
5,644	Decrease in prepaid licenses and maintenance contracts
2,839	Increase in accounts payable
(6,024)	Decrease in deferred revenue
(616)	Decrease in accrued liabilities and other liabilities
684	Increase in inventory and other assets
$8,218	Net use of cash in the changes in operating assets and liabilities

Investing Activities:

Net cash used in investing activities during the six months ended June 30, 2017 was $804,000 compared to net cash used in investing activities of $963,000 for the prior year period. The net cash used in investing activities during the six months ended June 30, 2017 was comprised of $86,000 for the purchase of property and equipment and a $718,000 investment in capitalized software.

Financing Activities:

Net cash used in financing activities during the six months ended June 30, 2017 was approximately $2.5 million. Net cash used in financing activities for the six months ended June 30, 2016 was $2.6 million. The net cash used in financing activities during the six months ended June 30, 2017 was primarily comprised of $4.3 million of repayments to the Credit Facility, $5.6 million of proceeds from issuance of common stock, preferred stock and warrants, $3 million repayment of the debenture and a net repayment of a convertible promissory note of $662,000.

Liquidity and Capital Resources - General:

Our current capital resources and operating results as of June 30, 2017, as described in the preceding paragraphs, consist of:

1)	an overall working capital deficit of $30.7 million;

2)	cash of $42,000;

3)	the Credit Facility for up to $10 million which we borrow against based on eligible assets with a maturity date of November 14, 2018 of which $2.4 million is utilized; and

4)	net cash provided by operating activities year-to-date of $1.5 million.

The breakdown of our overall working capital deficit is as follows (in thousands):

Working Capital	Assets	Liabilities	Net
Cash and cash equivalents	$42	$--	$42
Accounts receivable, net / accounts payable	6,047	25,866	(19,819)
Notes and other receivables	414	--	414
Prepaid licenses and maintenance contracts / deferred revenue	9,058	10,633	(1,575)
Short-term debt	--	2,523	(2,523)
Derivative liabilities	--	3,775	(3,775)
Other	2,060	5,496	(3,436)
Total	$17,621	$48,293	$(30,672)

Deferred revenue exceeds the related prepaid contracts by $1.6 million and other liabilities exceed other assets by $3.4 million. These deficits are expected to be funded by our anticipated cash flow from operations and financing activities, as described below, over the next twelve months. We do not believe that the Credit Facility, with a balance of $2.4 million at June 30, 2017, will have a material adverse effect on our liquidity in the next twelve months as the Credit Facility principal balance is not due until November 2018.

Net cash provided by operating activities during the six months ended June 30, 2017 of $1.5 million consists of net loss of $12.5 million less non-cash expenses of $5.8 million and net cash provided by changes in operating assets and liabilities of $8.2 million. We expect net cash from operations to increase during 2017 as a result of the following:

1)	We expect our revenues to increase as a result of the Integrio acquisition. These revenues will generate additional gross margins to our cash flow in the future.

2)	We are working with our key distributors and financing partners to address our credit limitation issues. Revenues during the six months ended June 30, 2017 could have been higher but were negatively impacted by our inability to timely process orders due to past due amounts and credit limitations with various vendors. We expect to relieve some of these issues during the year ending December 31, 2017 if are able to secure additional financing, continue to grow our services revenue and as sales of our Inpixon product line increase.

The Company’s capital resources as of June 30, 2017, availability on the unlimited Payplant Facility to finance purchase orders and invoices, higher margin business line expansion and credit limitation improvements, may not be sufficient to fund planned operations during 2017. The Company will need to raise $4-6 million outside capital under structures available to it including debt and/or equity offerings this year. The Company also has an effective registration statement on Form S-3 which may allow it to raise additional capital from the sale of its securities, subject to certain limitations for registrants with a market capitalization of less than $75 million. The information in this Form 10-Q concerning the Company’s Form S-3 registration statement does not constitute an offer of any securities for sale. If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months, the Company may need to curtail certain aspects of its expansion activities or consider other means of obtaining additional financing, such as through the sale of assets or of a business segment, although there is no guarantee that the Company could obtain the financing necessary to continue its operations.

Our condensed consolidated financial statements as of June 30, 2017 have been prepared under the assumption that we will continue as a going concern for the next twelve months from the date the financial statements are issued. Our financial statements as of June 30, 2017 include an explanatory paragraph referring to our recurring and continuing losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Management’s plans and assessment of the probability that such plans will mitigate and alleviate any substantial doubt about the Company’s ability to continue as a going concern, is dependent upon the ability to obtain additional equity or debt financing, attain further operating efficiency, reduce expenditures, and, ultimately, to generate sufficient levels of revenue, which together represent the principal conditions that raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements as of June 30, 2017 do not include any adjustments that might result from the outcome of this uncertainty.

As a result of our recurring and continuing losses from operations there is substantial doubt about our ability to continue as a going concern without additional capital becoming available. Management’s plans and assessment of the probability that such plans will mitigate and alleviate any substantial doubt about the Company’s ability to continue as a going concern, is dependent upon the ability to obtain additional equity or debt financing, attain further operating efficiency, reduce expenditures, and, ultimately, to generate sufficient levels of revenue, which together represent the principal conditions that raise substantial doubt about our ability to continue as a going concern. At this time, management cannot provide any assurance they will be successful in their efforts to alleviate substantial doubt for the next 12 months.  Our condensed consolidated financial statements as of June 30, 2017 do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Recently Issued Accounting Standards

For a discussion of recently issued accounting pronouncements, please see the Recent Accounting Standards section of Note 3 to our condensed consolidated financial statements, which is included in this Form 10-Q in Item 1.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our condensed consolidated financial statements in conformity with United States generally accepted accounting principles.

In connection with the preparation of this Form 10-Q, management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 30, 2017, HP Inc. (“HP”) filed a complaint in the Marin County Superior Court, California, against Inpixon USA for goods sold and delivered, account stated, and quantum meruit. The complaint alleges that Inpixon USA had purchased HP’s products on credit, which led to an unpaid balance in the sum of $744,184.12 as of December 13, 2016. The complaint further alleges that although Inpixon USA entered into two payment agreements with HP and made partial payments, it defaulted under the payment program and the unpaid amount totaled $636,046.60 as of January 17, 2017. In the complaint, HP demands that Inpixon USA pay damages in the principal amount of $636,046.60 plus any interest accruing from and after January 17, 2017 at the rate of 10% per annum. On the same day of filing the complaint, HP also applied for a right to attach order and order for issuance of writ of attachment from the court to prevent Inpixon USA from dissipating assets prior to the time of judgement. Inpixon USA is required to answer the complaint by September 11, 2017.

On August 10, 2017, Embarcadero Technologies, Inc. (“Embarcedero”) and Idera, Inc. (“Idera”) filed a complaint in the U.S. Federal District Court for the Western District of Texas against Inpixon Federal, Inc. (“Inpixon”) and Integrio Technologies, LLC (“Integrio”) for failure to pay for purchased software and services pursuant to certain reseller agreements. The complaint alleges that Inpixon entered into an agreement with Integrio to acquire certain assets and assume certain liabilities of Integrio and are therefore responsible for any amounts due. In the complaint, Embarcadero and Idera demand that Inpixon and Integrio pay $1,100,000.00 in damages.

Item 1A.	Risk Factors

We face a number of significant risks and uncertainties in connection with our operations. Our business, results of operations and financial condition could be materially adversely affected by these risks. Except as set forth below, there have been no material changes to the Risk Factors disclosed in our annual report on Form 10-K for the year ended December 31, 2016.

Risks Related to Our Securities

Our common stock may be delisted from the NASDAQ Capital Market, which could affect its market price and liquidity.

We are required to meet certain qualitative and quantitative tests (including a minimum stockholders’ equity requirement of $2.5 million) to maintain the listing of our common stock on the NASDAQ Capital Market, and our common stock is in jeopardy of being delisted. As reported in this Form 10-Q, as of June 30, 2017, we had a stockholders’ deficit of approximately $6.4 million, which was below the minimum stockholders’ equity of $2.5 million required by NASDAQ to maintain compliance and our common stock could be subject to delisting. Nasdaq has given the Company an extension of time until September 30, 2017 to provide documentation on how the Company has regained compliance with the rule.

On August 14, 2017, we received a second deficiency letter from NASDAQ indicating that, based on our closing bid price for the last 30 consecutive business days, we do not comply with the minimum bid price requirement of $1.00 per share, as set forth in NASDAQ Listing Rule 5550(a)(2). In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we have a grace period of 180 calendar days, or until February 12, 2018, to regain compliance with the minimum closing bid price requirement for continued listing.

If we are unable to regain compliance with either of these listing requirements, our common stock will be subject to delisting by NASDAQ. A delisting of our common stock from NASDAQ would negatively affect the value of our common stock. A delisting of our common stock could also adversely affect our ability to obtain financing for our operations and could result in the loss of confidence in our company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a) Sales of Unregistered Securities

During the three months ended June 30, 2017, the Company issued 50,000 shares of common stock to an entity for services. The Company recorded an expense of $141,000 for the fair value of those shares.

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

On August 21, 2017, Inpixon issued a press release announcing the results for the quarter ended June 30, 2017. The press release is included as Exhibit 99.1 to this Quarterly Report on Form 10-Q and is incorporated by reference herein, and the description of the press release is qualified in its entirety by reference to such Exhibit.

The press release is furnished under this Item 2.02 and shall not be deemed filed with the U.S. Securities and Exchange Commission for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. The information contained in the press release shall not be incorporated by reference into any filing we make regardless of general incorporation language in the filing, unless expressly incorporated by reference in such filing.

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

Date: August 21, 2017	INPIXON

	By:	/s/ Nadir Ali
Nadir Ali Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Wendy Loundermon
Wendy Loundermon
VP of Finance (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registration statement on Form S-1 (SEC File No. 333-190574) of Inpixon, filed with the U.S. Securities and Exchange Commission on August 12, 2013).

3.2	Amendment No. 1 to Amended and Restated Bylaws of Softlead, Inc. (renamed Sysorex Global Holdings Corp.) (incorporated by reference to Exhibit 3.2 to the registration statement on Form S-1 (SEC File No. 333-190574) of Inpixon, filed with the U.S. Securities and Exchange Commission on August 12, 2013).

3.3	Articles of Merger (renamed Sysorex Global) (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K of Inpixon, filed with the U.S. Securities and Exchange Commission on December 18, 2015).

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series 1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K of Inpixon, filed with the U.S. Securities and Exchange Commission on August 10, 2016).

3.5	Certificate of Correction (incorporated by reference to Exhibit 3.2 to the current report on Form 8-K of Inpixon, filed with the U.S. Securities and Exchange Commission on August 10, 2016).

3.6	Articles of Merger (renamed Inpixon) (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K of Inpixon, filed with the U.S. Securities and Exchange Commission on March 1, 2017).

3.7	Certificate of Amendment to Articles of Incorporation (Reverse Split) (incorporated by reference to Exhibit 3.2 to the current report on Form 8-K of Inpixon, filed with the U.S. Securities and Exchange Commission on March 1, 2017).

3.8	Certificate of Designation of Preferences, Rights and Limitations of Series 2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.9 to the Registration Statement on Form S-1 of Inpixon, filed with the U.S. Securities and Exchange Commission on June 23, 2017).

4.1	Form of Subordinated Convertible Note issued on May 31, 2017 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K of Inpixon, filed with the U.S. Securities and Exchange Commission on June 1, 2017.).

4.2	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 of Inpixon, filed with the U.S. Securities and Exchange Commission on June 23, 2017).

10.1	Exchange Agreement by and between Inpixon and Hillair Capital Investments L.P., dated April 19, 2017 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Inpixon, filed with the U.S. Securities and Exchange Commission on April 20, 2017).

10.2	Form of Securities Purchase Agreement dated May 31, 2017 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Inpixon, filed with the U.S. Securities and Exchange Commission on June 1, 2017).

10.3	Waiver and Consent Agreement dated May 31, 2017 with GemCap Lending I, LLC (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of Inpixon, filed with the U.S. Securities and Exchange Commission on June 1, 2017).

10.4	Waiver and Consent Agreement dated May 31, 2017 with Hillair Capital Investments L.P. (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K of Inpixon, filed with the U.S. Securities and Exchange Commission on June 1, 2017).

10.5*	Form of Waiver and Consent Agreement, dated June 28, 2017 with those purchasers signatory to that certain securities purchase agreement, dated December 12, 2016.

31.1*	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

31.2*	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

32.1**	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1**	Press Release dated August 21, 2017.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

** Furnished herewith.