Form 10-Q
period 2017-09-30
INPIXON
filed 2017-11-20
CIK 1529113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.001	16,583,635
(Class)	Outstanding at November 17, 2017

INPIXON

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION CONTAINED IN THIS REPORT

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this Form 10-Q. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of anticipated products; anticipated expenses; and projected financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	our limited cash and our history of losses;

●	our ability to achieve profitability;

●	our limited operating history with recent acquisitions;

●	obtaining credit with suppliers needed for customers due to our credit issues;

●	emerging competition and rapidly advancing technology in our industry that may outpace our technology;

●	customer demand for the products and services we develop;

●	the impact of competitive or alternative products, technologies and pricing;

●	our ability to manufacture any products we develop;

●	general economic conditions and events and the impact they may have on us and our potential customers;

●	our ability to obtain adequate financing in the future;

●	our ability to continue as a going concern;

●	our success at managing the risks involved in the foregoing items; and

●	other factors discussed in this Form 10-Q.

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

The results for the period ended September 30, 2017 are not necessarily indicative of the results of operations for the full year. These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our audited consolidated financial statements for the fiscal years ended December 31, 2016 and 2015 included in the annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 17, 2017.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value data)

	September 30,	December 31,
	2017	2016
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$107	$1,821
Accounts receivable, net	5,738	11,788
Notes and other receivables	419	362
Inventory	790	1,061
Prepaid licenses and maintenance contracts	5,746	13,321
Assets held for sale	23	23
Prepaid assets and other current assets	1,312	1,768

Total Current Assets	14,135	30,144

Prepaid licenses and maintenance contracts, non-current	2,958	5,169
Property and equipment, net	896	1,385
Software development costs, net	2,249	2,058
Intangible assets, net	13,597	17,691
Goodwill	636	9,028
Other assets	734	998

Total Assets	$35,205	$66,473

The accompanying notes are an integral part of these condensed consolidated financial statements.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except number of shares and par value data)

	September 30,	December 31,
	2017	2016
	(Unaudited)	(Audited)
Liabilities and Stockholders’ (Deficit) Equity

Current Liabilities
Accounts payable	$27,778	$23,027
Accrued liabilities	4,372	3,959
Deferred revenue	6,859	15,043
Short-term debt	3,519	6,887
Derivative liabilities	350	210
Liabilities held for sale	2,053	2,041

Total Current Liabilities	44,931	51,167

Long Term Liabilities
Deferred revenue, non-current	3,440	5,960
Long-term debt	2,081	4,047
Other liabilities	221	371
Acquisition liability - Integrio	997	1,648
Acquisition liability - LightMiner	--	567

Total Liabilities	51,670	63,760

Commitments and Contingencies

Stockholders’ (Deficit) Equity

Preferred Stock - $0.001 par value; 5,000,000 shares authorized, 0 issued and outstanding as of September 30, 2017	--	--
Convertible Series 1 Preferred Stock - $1,000 stated value, 5,000,000 shares authorized; 0 issued and outstanding at September 30, 2017 and 2,250 issued and outstanding at December 31, 2016 Liquidation preference of $0 at September 30, 2017 and $2,250,000 at December 31, 2016.	--	1,340
Series 2 Convertible Preferred Stock - $1,000 stated value; 4,669 shares authorized; 0 issued and outstanding at September 30, 2017 and December 31, 2016 Liquidation preference of $0 at September 30, 2017 and December 31, 2016.	--	--
Common Stock - $0.001 par value; 50,000,000 shares authorized; 15,413,769 and 2,171,886 issued and 15,397,847 and 2,155,964 outstanding at September 30, 2017 and December 31, 2016, respectively	15	2
Additional paid-in capital	73,440	64,148
Treasury stock, at cost, 15,922 shares	(695)	(695)
Due from Sysorex Consulting Inc.	(666)	(666)
Accumulated other comprehensive income	37	52
Accumulated deficit (excluding $2,442 reclassified to additional paid in capital in quasi-reorganization)	(86,588)	(59,473)

Stockholders’ (deficit) equity attributable to Inpixon	(14,457)	4,708

Non-controlling interest	(2,008)	(1,995)

Total Stockholders’ (Deficit) Equity	(16,465)	2,713

Total Liabilities and Stockholders’ (Deficit) Equity	$35,205	$66,473

The accompanying notes are an integral part of these condensed consolidated financial statements.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Revenues
Products	$9,566	$8,366	$31,225	$27,871
Services	2,358	2,874	9,277	10,788
Total Revenues	11,924	11,240	40,502	38,659

Cost of Revenues
Products	8,519	6,873	26,805	22,363
Services	1,154	1,269	4,773	5,807
Total Cost of Revenues	9,673	8,142	31,578	28,170

Gross Profit	2,251	3,098	8,924	10,489

Operating Expenses
Research and development	447	587	1,459	1,711
Sales and marketing	1,301	1,876	5,522	6,713
General and administrative	5,378	3,699	14,633	11,116
Acquisition related costs	--	22	5	52
Impairment of goodwill	8,392	--	8,392	--
Amortization of intangibles	1,327	1,056	4,094	3,169

Total Operating Expenses	16,845	7,240	34,105	22,761

Loss from Operations	(14,594)	(4,142)	(25,181)	(12,272)

Other Income (Expense)
Interest expense	(694)	(639)	(2,721)	(1,037)
Change in fair value of shares to be issued	--	5	--	13
Change in fair value of derivative liability	46	41	254	41
Other income	610	15	545	54

Total Other Expense	(38)	(578)	(1,922)	(929)

Net Loss from Continuing Operations	(14,632)	(4,720)	(27,103)	(13,201)

Loss from Discontinued Operations, Net of Tax	(9)	--	(26)	--

Net Loss	(14,641)	(4,720)	(27,129)	(13,201)

Net Loss Attributable to Non-controlling Interest	(4)	(4)	(13)	(12)

Net Loss Attributable to Stockholders of Inpixon	$(14,637)	$(4,716)	$(27,116)	$(13,189)

Net Loss Per Share - Basic and Diluted	$(1.56)	$(2.70)	$(5.79)	$(7.77)

Weighted Average Shares Outstanding
Basic and Diluted	9,449,102	1,743,451	4,690,876	1,697,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)

Net Loss	$(14,641)	$(4,720)	$(27,129)	$(13,201)

Unrealized foreign exchange gain/(loss) from cumulative translation adjustments	(5)	15	(15)	34

Comprehensive Loss	$(14,646)	$(4,705)	$(27,144)	$(13,167)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(Unaudited)

(In thousands, except per share data)

	Series 1 Convertible		Series 2 Convertible				Additional			Due from Sysorex	Accumulated Other		Non-	Total Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Treasury Stock		Consulting,	Comprehensive	Accumulated	Controlling	(Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Inc.	Income (Loss)	Deficit	Interest	Equity

Balance - January 1, 2017	2,250	$1,340	$--	$--	2,171,886	$2	$64,147	(15,922)	$(695)	$(666)	$52	$(59,472)	$(1,995)	$2,713

Common shares issued for services	--	--	--	--	155,137	--	253	--	--	--	--	--	--	253
Stock options granted to employees for services	--	--	--	--	--	--	713	--	--	--	--	--	--	713
Common shares issued for LightMiner Acquisition	--	--	--	--	18,905	--	567	--	--	--	--	--	--	567
Fractional shares issued for stock split	--	--	--	--	1,496	--	--	--	--	--	--	--	--	--
Redemption of convertible series 1 preferred stock	(2,250)	(1,340)	--	--	100,000	--	1,340	--	--	--	--	--	--	--
Common shares issued in lieu of interest	--	--	--	--	110,000	--	316	--	--	--	--	--	--	316
Common and preferred shares issued for net cash proceeds from a public offering	--	--	4,060	1,508	1,849,460	2	3,618	--	--	--	--	--	--	5,128
Redemption of convertible series 2 preferred stock	--	--	(4,060)	(1,508)	7,710,825	8	1,500	--	--	--	--	--	--	--
Common shares issued for net proceeds from warrants exercised	--	--	--	--	3,296,060	3	986	--	--	--	--	--	--	989
Reclassification of warrants to derivative liabilities							(3,773)							(3,773)
Reclassification of warrants from derivative liabilities to APIC							3,773							3,773
Cumulative Translation Adjustment	--	--	--	--	--	--	--	--	--	--	(15)	--	--	(15)
Net loss	--	--	--	--	--	--	--	--	--	--	--	(27,115)	(13)	(27,128)

Balance - September 30, 2017	--	$--	$--	$--	15,413,769	$15	$73,440	(15,922)	$(695)	$(666)	$37	$(86,588)	$(2,008)	(16,465)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2017	2016
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(27,129)	$(13,201)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,324	884
Amortization of intangible assets	4,094	3,169
Impairment of goodwill	8,392	--
Stock based compensation	1,282	1,055
Change in fair value of shares to be issued	--	(13)
Change in fair value of derivative liability	(254)	(41)
Amortization of technology	50	--
Amortization of deferred financing costs	167	--
Amortization of debt discount	1,545	196
Provision for doubtful accounts	773	455
Other	129	22

Changes in operating assets and liabilities:
Accounts receivable and other receivables	5,223	4,016
Inventory	270	(97)
Other current assets	455	(26)
Prepaid licenses and maintenance contracts	9,787	1,248
Other assets	46	(173)
Accounts payable	4,751	850
Accrued liabilities	455	(1,205)
Deferred revenue	(10,704)	1,915
Other liabilities	(438)	(190)
Total Adjustments	27,347	12,065

Net Cash Provided by (Used in) Operating Activities	218	(1,136)

Cash Flows From (Used in) Investing Activities
Purchase of property and equipment	(91)	(461)
Investment in capitalized software	(1,063)	(1,160)
Net Cash Flows Used in Investing Activities	(1,154)	(1,621)

Cash Flows from Financing Activities
Net repayment of line of credit	(3,348)	(4,150)
Repayment of term loan	--	(1,611)
Advances to related party	--	(3)
Net proceeds from issuance of common stock, preferred stock and warrants	6,117	--
Repayment of debenture	(2,850)	--
Repayment of notes payable	(20)	(70)
Advances from related party	--	2
Proceeds from debenture and convertible preferred stock	--	5,000
Net proceeds from convertible promissory notes	2,000	--
Repayment of convertible promissory notes	(2,662)	--
Net Cash Used in Financing Activities	(763)	(832)

Effect of Foreign Exchange Rate on Changes on Cash	(15)	34

Net Decrease in Cash and Cash Equivalents	(1,714)	(3,555)

Cash and Cash Equivalents - Beginning of period	1,821	4,060

Cash and Cash Equivalents - End of period	$107	$505

Supplemental Disclosure of cash flow information:
Cash paid for:
Interest	$545	$837
Income Taxes	--	--
Debt discount of the fair value of the embedded conversion feature	--	$2,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Note 1 - Organization and Nature of Business and Going Concern

Inpixon, through its wholly-owned subsidiaries, Inpixon USA, Inpixon Federal, Inc. (“Inpixon Federal”), Inpixon Canada, Inc. (“Inpixon Canada”) and the majority-owned subsidiary, Sysorex Arabia LLC (“Sysorex Arabia”) (unless otherwise stated or the context otherwise requires, the terms “Inpixon” “we,” “us,” “our” and the “Company” refer collectively to Inpixon and the above subsidiaries), provides Big Data analytics and location based products and related services for the cyber-security and Internet of Things markets. The Company is headquartered in California, and has sales and subsidiary offices in Virginia, California, and Vancouver, Canada.

On November 21, 2016, and as more fully described in Note 4, the Company completed the acquisition of substantially all of the assets and certain liabilities of Integrio Technologies, LLC (“Integrio”), which is in the U.S. Federal Government IT contracts business.

As of September 30, 2017, the Company has a working capital deficiency of approximately $30.8 million. For the nine months ended September 30, 2017, the Company incurred a net loss of approximately $27.1 million. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the financial statements are issued.

On August 9, 2016, the Company entered into a Securities Purchase Agreement with Hillair Capital Investments L.P. pursuant to which it issued and sold (i) an 8% Original Issue Discount Senior Convertible Debenture in an aggregate principal amount of $5,700,000 due on August 9, 2018 and (ii) 2,250 shares of newly created Series 1 Convertible Preferred Stock, par value $0.001 per share, for an aggregate purchase price of $5,000,000. On June 30, 2017 the Company received proceeds from a public offering of $6 million of which $5.5 million was used to pay down outstanding indebtedness. During the third quarter of 2017, the Company implemented a cost cutting program that would reduce operating expenses by approximately $6 million on an annual basis.

The Company’s capital resources as of September 30, 2017, availability on the unlimited Payplant Loan Agreement (as described in Note 9) to finance purchase orders and invoices, higher margin business line expansion and credit limitation improvements, may not be sufficient to fund planned operations during 2017. The Company will need to raise $8-10 million outside capital under structures available to it including debt and/or equity offerings this year. The Company also has an effective registration statement on Form S-3 which will may allow it to raise additional capital from the sale of its securities, subject to certain limitations for registrants with a market capitalization of less than $75 million. The information in this Form 10-Q concerning the Company’s Form S-3 registration statement does not constitute an offer of any securities for sale. If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months, the Company may need to curtail certain aspects of its operating activities or consider other means of obtaining additional financing, such as through the sale of assets or of a business segment, although there is no guarantee that the Company could obtain the financing necessary to continue its operations.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information, which are the accounting principles that are generally accepted in the United States of America. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the Company’s operations for the nine month period ended September 30, 2017 is not necessarily indicative of the results to be expected for the year ending December 31, 2017.  These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the years ended December 31, 2016 and 2015 included in the annual report Form 10-K filed with the U.S. Securities and Exchange Commission on April 17, 2017.

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

Revenue Recognition

The Company provides information technology, or IT, solutions and services to customers and derives revenues primarily from the sale of third-party hardware and software products, software, assurance, licenses and other consulting services, including maintenance services and recognizes revenue once the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) the price is fixed and determinable, (3) shipment (software and hardware) or fulfillment (maintenance) has occurred; and (4) there is reasonable assurance of collection of the sales proceeds (the “Revenue Recognition Criteria”). In addition, the Company also records revenues in accordance with Accounting Standards Codification (“ASC”) Topic 605-45 “Principal Agent Consideration” (“ASC 605-45”). The Company evaluates the sales of products and services on a case by case basis to determine whether the transaction should be recorded gross or net, including, but not limited to, assessing whether or not the Company: (1) is the primary obligor in the transaction; (2) has inventory risk with respect to the products and/or services sold; (3) has latitude in pricing; and (4) changes the product or performs part of the services sold. The Company evaluates whether revenues received from the sale of hardware and software products, licenses, and services, including maintenance and professional consulting services, should be recognized on a gross or net basis on a transaction by transaction basis. As of September 30, 2017, the Company has determined that all revenues received should be recognized on a gross basis in accordance with applicable standards.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

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

The Company also enters into sales transactions whereby customer orders contain multiple deliverables, and reports its multiple deliverable arrangements under ASC 605-25 “Revenue Arrangements with Multiple Deliverables” (“ASC-605-25”). These multiple deliverable arrangements primarily consist of the following deliverables: the Company’s design, configuration, installation, integration, warranty/maintenance and consulting services; and third-party computer hardware, software and warranty maintenance services. In situations where the Company bundles all or a portion of the separate elements, Vendor Specific Objective Evidence (“VSOE”) is determined based on prices when sold separately. For the three months ended September 30, 2017 and 2016 revenues recognized as a result of customer contracts requiring the delivery of multiple elements were $1.6 million and $3.7 million, respectively. For the nine months ended September 30, 2017 and 2016 revenues recognized as a result of customer contracts requiring the delivery of multiple elements were $11.3 million and $15.4 million, respectively.

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

Maintenance and Professional Services Revenue Recognition

With respect to sales of our maintenance, consulting and other service agreements including our digital advertising and electronic services, the Revenue Recognition Criteria is met once the service has been provided. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. The fixed rate includes direct labor, indirect expenses, and profits. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. Anticipated losses are recognized as soon as they become known. For the three and nine months ended September 30, 2017 and 2016, the Company did not incur any such losses. These amounts are based on known and estimated factors. Revenues from time and material or firm fixed price long-term and short-term contracts are derived principally with various United States government agencies and commercial customers.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Note 3 - Summary of Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

The Company incurred stock-based compensation charges, net of estimated forfeitures, of $288,000 and $344,000 for the three months ended September 30, 2017 and 2016, and $1,282,000 and $1,055,000 for the nine-month period ended September 30, 2017 and 2016, respectively, which are included in general and administrative expenses. The following table summarizes the nature of such charges for the periods then ended (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Compensation and related benefits	$201	$334	$713	$1,008
Professional and legal fees	87	10	246	47
Acquisition transaction costs	--	--	7	--
Interest expense	--	--	316	--
Totals	$288	$344	$1,282	$1,055

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

The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the nine months ended September 30, 2017 and 2016:

	For the Nine Months Ended September 30,
	2017	2016
Options	309,609	398,370
Warrants	3,812,449	37,417
Shares accrued but not issued	--	18,905
Convertible preferred stock	--	100,000
Convertible debenture	404,255	253,333
Totals	4,526,313	808,025

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Note 3 - Summary of Significant Accounting Policies (continued)

Reclassification

Certain accounts in the prior year’s financial statements have been reclassified for comparative purposes to conform to the presentation in the current year’s financial statements. These reclassifications have no effect on previously reported earnings.

Derivative Liabilities

During the year ended December 31, 2016, the Company issued a convertible debenture that included reset provisions considered to be down-round protection. In addition, the Company issued warrants that include a fundamental transaction clause which provide for the warrant holders to be paid in cash the fair value of the warrants as computed under a Black Scholes valuation model. The Company determined that the conversion feature and warrants are derivative instruments pursuant to ASC 815 “Derivatives and Hedging” issued by the Financial Accounting Standards Board (“FASB”). The accounting treatment of derivative financial instruments requires that the Company bifurcate the conversion feature and record it as a liability at fair value and the fair value of the warrants were computed as defined in the agreement. The instruments are marked-to-market at fair value as of each balance sheet date. Any change in fair value is recorded as a change in the fair value of derivative liabilities for each reporting period. The fair value of the conversion feature was determined using the Binomial Lattice model. The Company reassesses the classification at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. As of September 30, 2017, the fair value of the derivative liability was $350,000 and was included in short term liabilities on the balance sheet.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718); Scope of Modification Accounting. The amendments in this ASU provide guidance that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. If the value, vesting conditions or classification of the award changes, modification accounting will apply. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this standard on its financial statements.

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company has early adopted the accounting guidance during the three months ended September 30, 2017 and accordingly has reclassified approximately $3.8 million of derivative liabilities to equity.

In September 2017, the FASB issued ASU No. 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments” that enhances the guidance surrounding sale leaseback transactions, accounting for taxes on leveraged leases and leases with third party value. The related amendments to the Topics described above become effective on the same schedule as Topics 605, 606, 840 and 842.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Note 4 - Integrio Technologies, LLC Asset Acquisition

On November 14, 2016, the Company and its wholly-owned subsidiary, Sysorex Government Services, Inc. (collectively, the “Buyer”), entered into an Asset Purchase Agreement, as amended by the Amendment No. 1 to Asset Purchase Agreement (as so amended, the “Purchase Agreement”) with Integrio and Emtec Federal, LLC, a wholly-owned subsidiary of Integrio, (collectively, the “Seller”) which are in the business of providing IT integration and engineering services to customers, primarily government agencies. The transaction closed on November 21, 2016. The consideration paid for the assets included an aggregate of (A) $1,800,000 in cash, of which $1,400,000 minus certain amounts payable to creditors of the Seller was paid upon the closing of the acquisition and $400,000 will be paid in two annual installments of $200,000 each on the respective anniversary dates of the closing, subject to certain set offs and recoupment by Buyer; (B) 35,333 unregistered restricted shares of the Company’s voting common stock valued at $22.50 per share; (C) certain specified assumed liabilities as detailed in the purchase price table below; and (D) up to an aggregate of $1,200,000 in earnout payments, of which up to $400,000 shall be payable to the Seller per year for the three years following the closing. Inpixon acquired these assets to pursue its previously stated strategy to expand its business into the federal government sector because of the large long-term contracts that the government sector offers. Inpixon started with bidding on government contracts directly and this acquisition provided an opportunity to accelerate this expansion. In addition, the acquisition allows Inpixon to offset the revenue softening in the commercial vertical for this business segment that it experienced in 2016.

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

The Purchase Agreement provided for a post-closing adjustment based on the collection of the acquired accounts receivable. If there is an adjustment amount, the buyers available methods of recouping the adjustment amount shall be (i) first, to withhold the annual cash payments and (ii) if those are not sufficient to recoup the amount, to withhold earnout payments otherwise due under the agreement. During the nine months ended September 30, 2017 $561,000 was recorded as a reduction in the amounts owed to Sellers of Integrio for uncollectible accounts receivable.

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

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Note 5 - Proforma Financial Information

The following unaudited proforma financial information presents the consolidated results of operations of the Company and Integrio for the nine months ended September 30, 2016, as if the acquisition of Integrio had occurred on January 1, 2016 instead of November 21, 2016. The proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods. The financial information for LightMiner was deminimis.

(in thousands, except share amounts)	For the Nine Months Ended September 30, 2016
Revenues	$76,666
Net Loss Attributable to Common Shareholder	$(15,551)
Weighted Average Number of Common Shares Outstanding, Basic and Diluted	1,732,849
Loss Per Common Share - Basic and Diluted	$(8.97)

Note 6 - Related Party

Due from Related Parties

Non-interest bearing amounts due on demand from a related party were $666,000 as of September 30, 2017 and December 31, 2016, and consist primarily of amounts due from Sysorex Consulting, Inc. (“SCI”). Subsequent to December 31, 2014, SCI is no longer a direct shareholder or investor in the Company. The amounts due from SCI as of September 30, 2017 and December 31, 2016 have been classified in and as a reduction of stockholders’ equity. Subsequent to September 30, 2017, the Company is in negotiations with SCI for the repayment and settlement of this receivable through the purchase of Sysorex India, a wholly owned subsidiary of SCI. The Company cannot provide assurance it will be successful in the consummation of the arrangement.

Note 7 - Inventory

Inventory at September 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$220	$326
Work in process	7	238
Finished goods	563	497
Total Inventory	$790	$1,061

Note 8 - Goodwill

The Company has recorded goodwill and other indefinite-lived assets in connection with its acquisitions of Lilien, Shoom, AirPatrol, LightMiner and Integrio. Goodwill, which represents the excess of acquisition cost over the fair value of the net tangible and intangible assets of the acquired company, is not amortized. Indefinite-lived intangible assets are stated at fair value as of the date acquired in a business combination. The Company’s goodwill balance and other assets with indefinite lives were evaluated for potential impairment during the third quarter of September 30 2017, as certain indications on a qualitative and quantitative basis were identified, that an impairment exists as of the reporting date.

During the three months ended September 30, 2017, the Company recognized an $8.4 million impairment charge for our Storage and Computing and SasS Revenues division. The impairment charge was primarily precipitated by the continued decline in Company’s stock price during the nine months ended September 30, 2017, accumulated losses and the lack of required working capital to fund our continuing operations.

The following table summarizes the changes in the carrying amount of Goodwill, by segment and in total for nine months ended September 30, 2017 (in thousands):

	Storage and Computing	SaaS Revenues	Consolidated

Balance as of December 31, 2016	$7,805	$1,223	$9,028

Goodwill impairment (level 3 fair value adjustment)	(7,805)	(587)	(8,392)
Balance at September 30, 2017	$--	$636	$636

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Note 9 - Discontinued Operations

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

The major categories of assets and liabilities held for sale in the condensed consolidated balance sheets at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Assets:
Accounts receivable, net	$1	$1
Notes and other receivables	8	8
Other assets	14	14
Total Current Assets	23	23

Other assets	--	--
Total Assets	$23	$23

Liabilities:

Current Liabilities:
Accounts payable	$178	$178
Accrued liabilities	913	904
Deferred revenue	236	236
Due to related party	4	1
Short term debt	722	722
Total Current Liabilities	2,053	2,041

Long Term Liabilities	--	--

Total Liabilities	$2,053	$2,041

The Company has entered into surety bonds with a financial institution in Saudi Arabia which guaranteed performance on certain contracts. Deposits for surety bonds amounted to $0 as of September 30, 2017 and December 31, 2016, as a reserve was placed against the deposit balance during the year ended December 31, 2016 due to the uncertainty of when the bond will be released.

The Company did not recognize any depreciation or amortization expense related to discontinued operations during the three and nine months ended September 30, 2017 and 2016. There were no significant capital expenditures or non-cash operating or investing activities of discontinued operations during the periods presented. The operations of Sysorex Arabia were insignificant for the three months and nine ended September 30, 2017 and 2016.

End of Service Indemnity Provision

In accordance with local labor laws, Sysorex Arabia is required to accrue benefits payable to its employees at the end of their services with Sysorex Arabia. For the three and nine months ended September 30, 2017 and 2016, no amounts were required to be accrued under this provision.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Note 10 – Debt

Debt as of September 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Short-Term Debt
Notes payable	$150	$170
Revolving line of credit (A)	3,369	6,717
Total Short-Term Debt	$3,519	$6,887

Long-Term Debt
Notes payable	$212	$212
Senior secured convertible debenture, less debt discount of $981 (B)	1,869	3,835
Total Long-Term Debt	$2,081	$4,047

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

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Note 10 – Debt (continued)

Payplant Accounts Receivable Bank Line (continued)

(B) Senior Secured Debenture

On June 2, 2017 the Company repaid $200,000 of the debenture. On June 30, 2017 after the close of the Capital Raise (see Note 11) the Company repaid $2.65 million of the senior secured debenture.

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

On June 30, 2017 the Company paid $2.7 million after the close of the Capital Raise (see Note 11) to settle the amounts owed under the promissory notes including all principal, interest and fees.

Note 11 - Capital Raise

On June 30, 2017, the Company completed the previously announced registered underwritten public offering (the “Offering”) of an aggregate of (i) 1,849,460 Class A Units (the “Class A Units”), with each Class A Unit consisting of one share of Common Stock and one warrant to purchase one share of Common Stock at an exercise price of $1.3125 (the “Exercise Price”) and (ii) 4,060 Class B Units (the “Class B Units”), with each Class B Unit consisting of one share of Series 2 Preferred and one warrant to purchase the number of shares of Common Stock equal to the number of shares of Common Stock underlying the Series 2 Preferred at the Exercise Price. The net proceeds to the Company from the transactions, after deducting the placement agent’s fees and expenses but before paying the Company’s estimated offering expenses, and excluding the proceeds, from the exercise of the Warrants was approximately $5,711,850.

In connection with the Offering, the Company entered into that certain waiver and consent agreement, dated June 28, 2017, (the “Waiver and Consent Agreement”) with those purchasers (the “December 2016 Purchasers”) signatory to that certain securities purchase agreement, dated as of December 12, 2016 (the “December 2016 SPA”). Pursuant to the terms of the Waiver and Consent Agreement, the December 2016 Purchasers agreed to waive (the “Waiver”) the variable rate transaction prohibition contained in the December 2016 SPA, which, if not waived, prohibits the adjustment to the exercise price set forth in the Warrants. In consideration of the Waiver, the warrants held by the December 2016 Purchasers issued in accordance with the December 2016 SPA (the “December 2016 Warrants”) have been amended to equal the Exercise Price of the warrants issued in the Offering and to provide for an adjustment to the Exercise Price to the extent shares of Common Stock are issued or sold for a consideration per share that is less than the exercise price then in effect; provided, that the exercise price will not be less than $0.50 per share. The impact of the above modification was deminimis for the nine months ended September 30, 2017.

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

The impact of this modification was deemed to be deminimis for the nine months ended September 30, 2017.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Note 12 - Common Stock

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

On June 30, 2017, and as more fully described in Note 11, the Company issued 1,849,460 shares of common stock at $1.05 per share for proceeds of approximately $1.9 million.

During the three months ended June 30, 2017, the Company issued 52,004 shares of common stock for services which were fully vested upon the date of grant. The Company recorded an expense of $144,790 for the fair value of those shares.

During the three months ended September 30, 2017, the Company issued 97,753 shares of common stock for services which were fully vested upon the date of grant. The Company recorded an expense of $87,000 for the fair value of those shares.

During the three months ended September 30, 2017, the Company issued 2,104,764 shares of common stock for the conversion of 2,210 of Series 2 Preferred Stock.

During the three months ended September 30, 2017, pursuant to an exchange agreement the Company cancelled 1,850 shares of Series 2 Preferred Stock and issued 5,606,061 shares of common stock.

During the three months ended September 30, 2017, the Company issued 3,296,060 shares of common stock in connection with the exercise of 3,296,060 warrants at $0.30 a share.

Note 13 - Series 2 Preferred Stock

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

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Note 13 - Series 2 Preferred Stock (continued)

On June 30, 2017, the Company completed the previously announced registered underwritten public offering and sold 4,060 Class B Units with each Class B Unit consisting of one share of Series 2 Preferred and one warrant to purchase the number of shares of common stock equal to the number of shares of common stock underlying the Series 2 Preferred. (See Note 11) During the three months ended September 30, 2017, the 4,060 shares of Series 2 Preferred Stock were converted to 7,710,825 shares of common stock (see Note 12).

On August 14, 2017, the Company entered into an exchange right agreement (the ” Exchange Agreement” ) with Hillair Capital Investments L.P. (” Hillair” ), pursuant to which the Company granted Hillair the right to exchange 1,850 of the Company’ s Series 2 Convertible Preferred Stock (the “Preferred Shares”) for up to an aggregate of 5,606,061 shares (the “Exchange Shares”) of the Company’ s common stock. Pursuant to the Exchange Agreement, for so long as the Preferred Shares remain outstanding, each outstanding Preferred Share may be exchanged for the number of Exchange Shares equal to the quotient obtained by dividing $1,000 by $0.33. The exchange of the Preferred Shares will not be effected if, after giving effect to the exchange Hillair, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of the Exchange Shares. Upon not less than 61 days’ prior notice to the Company, Hillair may increase or decrease the ownership limitation, provided that the ownership limitation in no event exceeds 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of the Exchange Shares. The 1,850 shares of Preferred Shares were converted to common stock during the 3 months ended September 30, 2017.

Note 14 - Stock Options

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

Options granted under the Company’s plan vest over periods ranging from immediately to four years and are exercisable over periods not exceeding ten years. The aggregate number of shares that may be awarded under the Company’s plan as of December 31, 2016 is 450,402. As of September 30, 2017, 309,609 of options were granted to employees and consultants of the Company (including 41,667 shares outside of our plan) and 140,793 options were available for future grant under our plan.

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

During the nine months ended September 30, 2017 and 2016, the Company recorded a charge of $713,000 and $1,008,000, respectively, for the amortization of employee stock options.

As of September 30, 2017, the fair value of non-vested options totaled $1,087,000 which will be amortized to expense over the weighted average remaining term of 0.98 years.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Note 14 - Stock Options (continued)

The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. Key weighted-average assumptions used to apply this pricing model during the nine months ended September 30, 2017 and 2016 were as follows:

	For the Nine Months Ended September 30,
	2017	2016
Risk-free interest rate	2.27%	1.41%
Expected life of option grants	7 years	7 years
Expected volatility of underlying stock	47.34%	47.47%
Dividends assumption	$--	$--

The expected stock price volatility for the Company’s stock options was determined by the historical volatilities for industry peers and used an average of those volatilities. The Company attributes the value of stock-based compensation to operations on the straight-line single option method. Risk free interest rates were obtained from U.S. Treasury rates for the applicable periods. The dividends assumptions were $0 as the Company historically has not declared any dividends and does not expect to.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Note 15 – Fair Value

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

Financial instruments, including accounts receivable and accounts payable are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments. The Company’s other financial instruments include debt payable, the carrying value of which approximates fair value, as the notes bear terms and conditions comparable to market for obligations with similar terms and maturities, as well as warrant and embedded conversion liabilities that are accounted for at fair value on a recurring basis as of September 30, 2017, by level within the fair value hierarchy (in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Warrant liability	--	--	349,000	349,000
Derivative liability – September 30, 2017	$--	$--	$349,000	$349,000

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

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Note 15 – Fair Value (continued)

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

For the Nine Months Ended September 30, 2017
Risk-free interest rate	1.89%
Expected life of option grants	5 years
Expected volatility of underlying stock	200%
Dividends assumption	$--

The expected stock price volatility for the Company’s stock options was determined by the historical volatilities for industry peers and used an average of those volatilities. Risk free interest rates were obtained from U.S. Treasury rates for the applicable periods. The expected term used is the contractual life of the instrument being valued. The dividends assumptions were $0 as the Company historically has not declared any dividends and does not expect to.

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value during the nine months ended September 30, 2017 (in thousands):

	Warrant Liability	Embedded Conversion Feature	Total Derivative Liabilities

Balance at January 1, 2017	$209	$1	$210
Fair value of warrants issued	350	--	350
Reclassification of warrants to derivative liabilities	3,773	--	3,773
Reclassification of warrants from derivative liabilities to APIC	(3,773)	--	(3,773)
Change in fair value of derivative	(209)	(1)	(210)
Balance at September 30, 2017	$350	$--	$350

Note 16 - Credit Risk and Concentrations

Financial instruments that subject the Company to credit risk consist principally of trade accounts receivable and cash and cash equivalents. The Company performs certain credit evaluation procedures and does not require collateral for financial instruments subject to credit risk. The Company believes that credit risk is limited because the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, consequently, believes that its accounts receivable credit risk exposure beyond such allowances is limited.

The Company maintains cash deposits with financial institutions, which, from time to time, may exceed federally insured limits. Cash is also maintained at foreign financial institutions for its Canadian subsidiary and its majority-owned Saudi Arabia subsidiary. Cash in foreign financial institutions as of September 30, 2017 and December 31, 2016 was immaterial. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash.

The following table sets forth the percentages of revenue derived by the Company from those customers which accounted for at least 10% of revenues during the nine months ended September 30, 2017 and 2016 (in thousands):

	For the Nine Months Ended September 30, 2017		For the Nine Months Ended September 30, 2016
	$	%	$	%
Customer A	6,345	16%	--	--
Customer B	--	--	10,180	26%

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Note 16 - Credit Risk and Concentrations (continued)

The following table sets forth the percentages of revenue derived by the Company from those customers which accounted for at least 10% of revenues during the three months ended September 30, 2017 and 2016 (in thousands):

	For the Three Months Ended September 30, 2017		For the Three Months Ended September 30, 2016
	$	%	$	%
Customer C	1,424	12%	--	--
Customer D	1,237	10%	--	--
Customer B	--	--	1,463	13%
Customer E	--	--	1,857	17%

As of September 30, 2017, Customer A represented approximately 21% and Customer B represented approximately 16% of total accounts receivable. As of September 30, 2016, Customer C represented approximately 51% of total accounts receivable.

As of September 30, 2017, two vendors represented approximately 27% and 13% of total gross accounts payable. Purchases from these vendors during the three months ended September 30, 2017 were $0.7 million and $2.8 million. Purchases from these vendors during the nine months ended September 30, 2017 were $6.5 million and $2.8 million.  As of September 30, 2016, one vendor represented approximately 56% of total gross accounts payable. Purchases from this vendor during the three months ended September 30, 2016 were $3.7 million. Purchases from this vendor during the nine months ended September 30, 2016 were $13.5 million.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Note 17 - Segment Reporting and Foreign Operations

Effective January 1, 2017 the Company has changed the way it analyzes and assesses divisional performance of the Company. The Company has therefore re-aligned its operating segments along those division business lines and has created the following operating segments. The Company has retroactively applied these new segment categories to the prior periods presented below for comparative purposes.

●	Indoor Positioning Analytics: This segment includes Inpixon’s proprietary products and services delivered on premise or in the Cloud as well as our hosted Software-as-a-Service (SaaS) based solutions. Our Indoor Positioning Analytics product is based on a unique and patented sensor technology that detects and locates accessible cellular, Wi-Fi and Bluetooth devices and then uses a lightning fast data-analytics engine to deliver actionable insights and intelligent reports for security, marketing, asset management, etc.

●	Infrastructure: This segment includes third party hardware, software and related maintenance/warranty products and services that Inpixon resells to commercial and government customers. It includes but is not limited to products for enterprise computing; storage; virtualization; networking; etc. as well as services including custom application/software design; architecture and development; staff augmentation and project management.

The following tables present key financial information of the Company’s reportable segments before unallocated corporate expenses (in thousands):

	Indoor Positioning Analytics	Infrastructure	Consolidated

For the Three Months Ended September 30, 2017:

Net revenues	$871	$11,053	$11,924
Cost of net revenues	$(266)	$(9,407)	$(9,673)
Gross profit	$605	$1,646	$2,251
Gross margin %	69%	15%	19%
Depreciation and amortization	$122	$369	$491
Amortization of intangibles	$808	$519	$1,327

For the Three Months Ended September 30, 2016:

Net revenues	$1,368	$9,872	$11,240
Cost of net revenues	$(488)	$(7,654)	$(8,142)
Gross profit	$880	$2,218	$3,098
Gross margin %	64%	22%	28%
Depreciation and amortization	$128	$206	$334
Amortization of intangibles	$864	$192	$1,056

For the Nine Months Ended September 30, 2017:

Net revenues	$3,006	$37,496	$40,502
Cost of net revenues	$(990)	$(30,588)	$(31,578)
Gross profit	$2,016	$6,908	$8,924
Gross margin %	67%	18%	22%
Depreciation and amortization	$290	$1,034	$1,324
Amortization of intangibles	$2,537	$1,557	$4,094

For the Nine Months Ended September 30, 2016:

Net revenues	$3,674	$34,985	$38,659
Cost of net revenues	$(1,065)	$(27,105)	$(28,170)
Gross profit	$2,609	$7,880	$10,489
Gross margin %	71%	23%	27%
Depreciation and amortization	$309	$575	$884
Amortization of intangibles	$2,593	$576	$3,169

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Note 17 - Segment Reporting and Foreign Operations (continued)

Reconciliation of reportable segments’ combined income from operations to the consolidated loss before income taxes is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Income from operations of reportable segments	$2,251	$3,098	$8,924	$10,489
Unallocated operating expenses	(16,845)	(7,240)	(34,105)	(22,761)
Interest expense	(694)	(639)	(2,721)	(1,037)
Other income (expense)	656	61	799	108
Loss from discontinued operations	(9)	--	(26)	--
Consolidated loss before income taxes	$(14,641)	$(4,720)	$(27,129)	$(13,201)

The Company’s operations are located primarily in the United States, Canada and Saudi Arabia. Revenues by geographic area are attributed by country of domicile of our subsidiaries. The financial data by geographic area are as follows (in thousands):

	United		Saudi
	States	Canada	Arabia	Eliminations	Total
For the Three Months Ended September 30, 2017:
Revenues by geographic area	$11,917	$7	$--	$--	$11,924
Operating loss by geographic area	$(14,097)	$(497)	$--	$--	$(14,594)
Net income (loss) by geographic area	$(14,135)	$(497)	$(9)	$--	$(14,641)

For the Three Months Ended September 30, 2016:
Revenues by geographic area	$11,231	$9	$--	$--	$11,240
Operating loss by geographic area	$(3,622)	$(511)	$(9)	$--	$(4,142)
Net loss by geographic area	$(4,200)	$(511)	$(9)	$--	$(4,720)

For the Nine Months Ended September 30, 2017:
Revenues by geographic area	$40,368	$134	$--	$--	$40,502
Operating loss by geographic area	$(23,834)	$(1,347)	$--	$--	$(25,181)
Net loss by geographic area	$(25,756)	$(1,347)	$(26)	$--	$(27,129)

For the Nine Months Ended September 30, 2016:
Revenues by geographic area	$38,605	$54	$--	$--	$38,659
Operating loss by geographic area	$(10,903)	$(1,344)	$(25)	$--	$(12,272)
Net loss by geographic area	$(11,832)	$(1,344)	$(25)	$--	$(13,201)

As of September 30, 2017:
Identifiable assets by geographic area	$34,591	$591	$23	$--	$35,205
Long lived assets by geographic area	$16,981	$397	$--	$--	$17,378

As of December 31, 2016:
Identifiable assets by geographic area	$66,050	$400	$23	$--	$66,473
Long lived assets by geographic area	$29,843	$319	$--	$--	$30,162

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

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

During the year ended December 31, 2011, a judgment in the amount of $936,000 was levied against Sysorex Arabia in favor of Creative Edge, Inc. in connection with amounts advanced for operations. Of that amount, $214,000 has been repaid, and the remaining $722,000 has been accrued and is included as a component of liabilities held for sale as of September 30, 2017 and December 31, 2016 in the condensed consolidated balance sheets.

On May 30, 2017, HP Inc. (“HP”) filed a complaint in the Marin County Superior Court, California, against Inpixon USA for goods sold and delivered, account stated, and quantum meruit. The complaint alleges that Inpixon USA had purchased HP’s products on credit, which led to an unpaid balance in the sum of $744,184.12 as of December 13, 2016. The complaint further alleges that although Inpixon USA entered into two payment agreements with HP and made partial payments, it defaulted under the payment program and the unpaid amount totaled $636,046.60 as of January 17, 2017. In the complaint, HP demands that Inpixon USA pay damages in the principal amount of $636,046.60 plus any interest accruing from and after January 17, 2017 at the rate of 10% per annum. On the same day of filing the complaint, HP also applied for a right to attach order and order for issuance of writ of attachment from the court to prevent Inpixon USA from dissipating assets prior to the time of judgement. Inpixon USA and HP Inc. settled this matter on November 9, 2017 and the case is in the process of being dismissed. The liability has been accrued and is included as a component of accounts payable as of September 30, 2017 and December 31, 2016 in the condensed consolidated balance sheets.

On August 10, 2017, Embarcadero Technologies, Inc. (“Embarcedero”) and Idera, Inc. (“Idera”) filed a complaint in the U.S. Federal District Court for the Western District of Texas against Inpixon Federal, Inc. (“Inpixon”) and Integrio Technologies, LLC (“Integrio”) for failure to pay for purchased software and services pursuant to certain reseller agreements. The complaint alleges that Inpixon entered into an agreement with Integrio to acquire certain assets and assume certain liabilities of Integrio and are therefore responsible for any amounts due. In the complaint, Embarcadero and Idera demand that Inpixon and Integrio pay $1,100,000.00 in damages. The liability has been accrued and is included as a component of accounts payable as of September 30, 2017 and December 31, 2016 in the condensed consolidated balance sheets.

Note 19 - Subsequent Events

Subsequent to September 30, 2017, 1,185,857 warrants were exercised in exchange for 1,185,857 of the Company’s common stock at $0.30 a share.

On October 24, 2017, the Company received notification from NASDAQ that it has not regained compliance with the Minimum Stockholders’ Equity Requirement. The Company has appealed the Staff Delisting Determination and requested a hearing which is currently scheduled for December 7, 2017. As a result, the suspension and delisting will be stayed until pending the issuance of a written decision by the hearings panel. The Company is currently evaluating various alternative courses of action to regain compliance with the Minimum Stockholders’ Equity Requirement.

On November 17, 2017, the Company issued a $1,745,000 principal face amount note to an accredited investor which yielded net proceeds of $1,500,000 to the Company. The note bears interest at the rate of 10% per year and is due 10 months after the date of issuance. There is a fixed conversion price of $0.45 per share, and the Company is required to reserve 25 million of the 50 million shares set forth in Proposal 8 of the Definitive Schedule 14A filed with the SEC in October 2017. Redemptions may occur at any time after the 6 month anniversary of the date of issuance of the note with a minimum redemption price of $0.57 per share, and if the conversion rate is less than the market price, then the redemptions must be made in cash. The note contains standard events of default and a schedule of redemption premiums. There is also a most favored nations clause for the term of the note.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Indoor Positioning Analytics Segment

Revenues from our Indoor Positioning Analytics (IPA) segment is expected to be flat in 2017 as a result of our limited capital and financial challenges. However, we do expect to grow this segment in 2018. The IPA segment does currently have long sales cycles which are a result of customer related issues such as budget and procurement processes but also because of the early stages of indoor-positioning technology and the learning curve required for customers to implement such solutions. Customers also engage in a pilot program first, which further prolongs sales cycles and is typical of most emerging technology adoption curves. We anticipate sales cycles to improve in 2018 as our customer base moves from innovators to mainstream customer adoption. The sales cycle is also improving with the increased presence and awareness of beacon and wi-fi locationing technologies in the market. IPA segment sales can be licensed-based with government customers but are primarily on a Software-as-a-Service (“SaaS”) model with commercial customers. Our other SaaS products include cloud-based applications for media customers, which allow us to generate industry analytics that complement our indoor-positioning solutions.

Infrastructure Segment

The storage and computing component of our Infrastructure segment revenues is typically driven by purchase orders that are received on a monthly basis. Approximately 38% of Company revenues are from these purchase orders, which are recurring contracts that range from one to five years for warranty and maintenance support. For these contracts the customer is invoiced one time and pays Inpixon upfront for the full term of the warranty and maintenance contract. Revenue from these contracts is determinable ratably over the contract period, with the unearned revenue recorded as deferred revenue and amortized over the contract period. We have a 30-year history and a high repeat customer rate of approximately 55% annually. Our revenues are diversified over hundreds of customers and typically no one customer exceeds 15% of revenues, however from time to time a large order from a customer could put it temporarily above 15%. During the nine months ended September 30, 2017, one customer generated sales of 16% of our total revenues. Management believes this diversification provides stability to our revenue streams.

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

        Inpixon has many key vendor, technology, wholesale distribution and strategic partner relationships. These relationships are critical for us to deliver solutions to our customers. We have a variety of vendors and also products that we provide to our customers, and most of these products are purchased through our distribution partners. We also have joint venture partnerships and teaming agreements with various technology and service providers for this segment as well as our other business segments. These relationships range from joint-selling activities to product integration efforts. We have been facing serious credit challenges with these vendors given our financial circumstances, but are working on solving these issues as we move forward and improve our liquidity.

In addition, our business is required to meet certain regulatory requirements. Our federal government customers in particular have a range of regulatory requirements including ITAR certifications, DCAA compliancy in our government contracts and other technical or security clearance requirements as may be required from time to time.

We experienced a net loss of approximately $22.5 million for the nine months ended September 30, 2017. We cannot assure that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. In order to continue our operations, we have supplemented the revenues we earned with proceeds from the sale of our equity and debt securities and proceeds from loans and bank credit lines. Furthermore, except as discussed in this report, we have no committed source of financing and we cannot assure that we will be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to scale back our business operations by further reducing expenditures for employees, consultants, business development and marketing efforts, selling assets or one or more segments of our business, or otherwise severely curtailing our operations.

Recent Events

Hillair Share Issuance

On April 19, 2017, Inpixon entered into an exchange agreement (the “First Exchange Agreement”) with Hillair Capital Investments L.P. (the “Note Holder”) in connection with an interest payment due on May 9, 2017 pursuant to the Company’s 8% Original Issue Discount Senior Secured Convertible Debenture in the principal amount of $5,700,000 (the “Debenture”). The Debenture was issued on August 9, 2016 pursuant to that certain securities purchase agreement dated as of that same date (the “Securities Purchase Agreement”), by and between the Company and the Note Holder. In accordance with the First Exchange Agreement, solely in respect of the interest payment in the amount of $343,267 due on May 9, 2017 under the Debenture, the Company and the Note Holder agreed that $315,700 of such interest payment will be made in the form of 110,000 shares of the Company’s common stock issued at an interest conversion rate equal to $2.87 per share (the “Interest Shares”). The shares were issued on April 20, 2017. In addition, the Note Holder also waived the Equity Condition (as defined in the Debenture) in connection with the issuance of the Interest Shares.

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

In connection with the Offering, the Company entered into that certain waiver and consent agreement, dated June 28, 2017, (the “Waiver and Consent Agreement”) with those purchasers (the “December 2016 Purchasers”) signatory to that certain securities purchase agreement, dated as of December 12, 2016 (the “December 2016 SPA”). Pursuant to the terms of the Waiver and Consent Agreement, the December 2016 Purchasers agreed to waive (the “Waiver”) the variable rate transaction prohibition contained in the December 2016 SPA, which, if not waived, prohibits the adjustment to the exercise price set forth in the Warrants. In consideration of the Waiver, the warrants held by the December 2016 Purchasers issued in accordance with the December 2016 SPA (the “December 2016 Warrants”) were amended to equal the Exercise Price of the warrants issued in the Offering and to provide for an adjustment to the Exercise Price to the extent shares of Common Stock are issued or sold for a consideration per share that is less than the exercise price then in effect; provided, that the exercise price will not be less than $0.50 per share. As of September 30, 2017 all Series 2 Preferred Stock had been converted to shares of Common Stock.

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

As a result of the transactions consummated by the Warrant Exercise Agreement, the Exercise Price of the December 2016 Warrants was adjusted to $0.50.

On August 9, 2017, the Company and the Note Holder entered into a waiver and consent agreement (the “Hillair Waiver”) pursuant to which the Note Holder waived the prohibition on issuing any securities at an effective per share price that is less than $7.05 contained in the securities purchase agreement pursuant to which the Debenture was issued to Note Holder and consented to the transactions contemplated by the Warrant Exercise Agreement and the Warrant Agreement Amendment.

Exchange Right Agreement with Hillair Capital Investments L.P.

On August 14, 2017, the Company entered into an exchange right agreement (the “Second Exchange Agreement”) with the Note Holder, pursuant to which the Company granted the Note Holder the right to exchange 1,850 of the Company’s Series 2 Convertible Preferred Stock (the “Preferred Shares”) for up to an aggregate of 5,606,061 shares (the “Exchange Shares”) of the Company’s common stock. Pursuant to the Second Exchange Agreement, for so long as the Preferred Shares remain outstanding, each outstanding Preferred Share may be exchanged for the number of Exchange Shares equal to the quotient obtained by dividing $1,000 by $0.33. The exchange of the Preferred Shares will not be effected if, after giving effect to the exchange the Note Holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of the Exchange Shares. Upon not less than 61 days’ prior notice to the Company, the Note Holder may increase or decrease the ownership limitation, provided that the ownership limitation in no event exceeds 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of the Exchange Shares.

Loan and Security Agreement

Pursuant to the terms of a Commercial Loan Purchase Agreement, dated as of August 14, 2017 (the “Purchase Agreement”), Gemcap Lending I, LLC (“GemCap”) sold and assigned to Payplant LLC, as agent for Payplant Alternatives Fund LLC (“Payplant” or “Lender”), all of its right, title and interest to that certain revolving Secured Promissory Note in an aggregate principal amount of up to $10,000,000 (the “GemCap Note”) issued in accordance with that certain Loan and Security Agreement, dated as of November 14, 2016 (the “GemCap Loan”), by and among Gemcap and Inpixon (“INPX”) and its wholly-owned subsidiaries, Inpixon USA (“INPXUSA” or “Inpixon USA”) and Inpixon Federal, Inc. (“INPXF” or “Inpixon Federal,” and together with INPX and INPXUSA, the “Company”) for an aggregate purchase price of $1,402,770.16.

In connection with the purchase and assignment of the Gemcap Loan in accordance with the Purchase Agreement, the GemCap Loan was amended and restated in accordance with the terms and conditions of the Payplant Loan and Security Agreement, dated as of August 14, 2017, between the Company and Payplant (the “Loan Agreement”). The Loan Agreement allows the Company to request loans (each a “Loan” and collectively the “Loans”) from the Lender (in the manner provided therein) with a term of no greater than 360 days in amounts that are equivalent to 80% of the face value of purchase orders received (“Aggregate Loan Amount”). The Lender is not obligated to make the requested loan, however, if the Lender agrees to make the requested loan, before the loan is made, the Company must provide Lender with (i) one or more promissory notes (“Notes”) for the amount being loaned in favor of Lender, (ii) one or more guaranties executed in favor of Lender and (iii) other documents and evidence of the completion of such other matters as Lender may request. The principal amount of each Loan shall accrue interest at a 30 day rate of 2% (the “Interest Rate”), calculated per day on the basis of a year of 360 days and, when combined with all fees that may be characterized as interest will not exceed the maximum rate allowed by law Upon the occurrence and during the continuance of any event of default, interest shall accrue at a rate equal to the Interest Rate plus 0.42% per 30 days. All computations of interest shall be made on the basis of a year of 360 days. In accordance with the terms of the Loan Agreement, the Company issued a promissory note to Payplant with a term of 30 days in an aggregate principal amount of $995,472.61 in connection with a purchase order received. The promissory note is subject to the interest rates described in the Loan Agreement and is secured by the assets of the Company pursuant to the Loan Agreement and will be satisfied in accordance with the terms of the Client Agreement.

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

When assessing the recoverability of our long-lived assets, which include property and equipment and finite-lived intangible assets, we make assumptions regarding estimated future cash flows and other factors. Some of these assumptions involve a high degree of judgment and also bear a significant impact on the assessment conclusions. Included among these assumptions are estimating undiscounted future cash flows, including the projection of comparable sales, operating expenses, capital requirements for maintaining property and equipment and the residual value of asset groups. We formulate estimates from historical experience and assumptions of future performance based on business plans and forecasts, recent economic and business trends, and competitive conditions. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge. Based on our evaluation, we did not record a charge for impairment for the nine months ended September 30, 2017 and 2016.

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

We evaluate the remaining useful lives of long-lived assets and identifiable intangible assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. Such events or circumstances may include (but are not limited to): the effects of obsolescence, demand, competition, and/or other economic factors including the stability of the industry in which we operate, known technological advances, legislative actions, or changes in the regulatory environment. If the estimated remaining useful lives change, the remaining carrying amount of the long-lived assets and identifiable intangible assets would be amortized prospectively over that revised remaining useful life. We have determined that there were no events or circumstances during the nine months ended September 30, 2017 and 2016 which would indicate a revision to the remaining amortization period related to any of our long lived assets. Accordingly, we believe that the current estimated useful lives of long-lived assets reflect the period over which they are expected to contribute to future cash flows and are therefore deemed appropriate.

Goodwill and Indefinite-lived Assets

We have recorded goodwill and other indefinite-lived assets in connection with our acquisitions of Lilien, Shoom, AirPatrol, LightMiner and Integrio Technologies, LLC (“Integrio”). Goodwill, which represents the excess of acquisition cost over the fair value of the net tangible and intangible assets of the acquired company, is not amortized. Indefinite-lived intangible assets are stated at fair value as of the date acquired in a business combination. Our goodwill balance and other assets with indefinite lives are evaluated for potential impairment during the fourth quarter of each year and in certain other circumstances. The evaluation of impairment involves comparing the current fair value of the business to the recorded value, including goodwill. To determine the fair value of the business, we utilize both the income approach, which is based on estimates of future net cash flows, and the market approach, which observes transactional evidence involving similar businesses. During the nine months ended September 30, 2017 we recognized a $8.4 million non-cash goodwill impairment charge.

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

We continue to seek additional resources, through both capital raising efforts and meeting with industry experts, for further development of the AirPatrol and LightMiner technologies. Through September 30, 2017, we have made some progress with raising capital since these acquisitions, building our pipeline and getting industry acknowledgment. We are being recognized by leading industry analysts in their report on leading indoor positioning companies and also was awarded the IoT Security Excellence award by TMC. However, management is focused on growing revenue from these products and continues to actively and aggressively pursue efforts to recognize the value of the AirPatrol and LightMiner technologies. Although there can be no assurance that these efforts will be successful, we intend to allocate financial and personnel resources when deemed possible and/or necessary. If we choose to abandon these efforts, or if we determine that such funding is not available, the related IPR&D will be subject to significant impairment.

 Impairment of Long-Lived Assets Subject to Amortization

We amortize intangible assets with finite lives over their estimated useful lives and review them for impairment whenever an impairment indicator exists. We continually monitor events and changes in circumstances that could indicate carrying amounts of our long-lived assets, including our intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. We did not recognize any intangible asset impairment charges for the nine month period ended September 30, 2017. See “Acquired In-Process Research and Development (“IPR&D”)” for further information.

Deferred Income Taxes

In accordance with ASC 740 “Income Taxes” (“ASC 740”), management routinely evaluates the likelihood of the realization of its income tax benefits and the recognition of its deferred tax assets. In evaluating the need for any valuation allowance, management will assess whether it is more likely than not that some portion, or all, of the deferred tax asset may not be realized. Ultimately, the realization of deferred tax assets is dependent upon the generation of future taxable income during those periods in which temporary differences become deductible and/or tax credits and tax loss carry-forwards can be utilized. In performing its analyses, management considers both positive and negative evidence including historical financial performance, previous earnings patterns, future earnings forecasts, tax planning strategies, economic and business trends and the potential realization of net operating loss carry-forwards within a reasonable timeframe. To this end, management considered (i) that we have had historical losses in the prior years and cannot anticipate generating a sufficient level of future profits in order to realize the benefits of our deferred tax asset; (ii) tax planning strategies; and (iii) the adequacy of future income as of and for the nine months ended September 30, 2017, based upon certain economic conditions and historical losses through September 30, 2017. After consideration of these factors management deemed it appropriate to establish a full valuation allowance.

A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax filings that do not meet these recognition and measurement standards. For the nine months ended September 30, 2017 or 2016 no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the nine months ended September 30, 2017 or 2016.

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

As of September 30, 2017 and December 31, 2016, allowance for credit losses included an allowance for doubtful accounts of approximately $1.1 million and $378,000, respectively, due to the aging of the items greater than 120 days outstanding and other potential non-collections.

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

The principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:

	For the Nine Months Ended September 30,
	2017	2016
Risk-free interest rate	2.27%	1.41%
Expected life of option grants	7	7
Expected volatility of underlying stock	47.34%	47.47%
Dividends	-	-

For the nine months ended September 30, 2017 and 2016, the Company incurred stock-based compensation charges of $1,282,000 and $1,055,000, respectively.

Operating Segments

Effective January 1, 2017, the Company changed the way it analyzes and assesses divisional performance of the Company. The Company therefore re-aligned its operating segments along those division business lines and created the operating segments described below. The Company retroactively applied these new segment categories to the prior periods presented below for comparative purposes.

●	Indoor Positioning Analytics: This segment includes Inpixon’s proprietary products and services delivered on premises or in the Cloud as well as our hosted SaaS based solutions. Our Indoor Positioning Analytics product is based on a unique and patented sensor technology that detects and locates accessible cellular, Wi-Fi and Bluetooth devices and then uses a lightning fast data-analytics engine to deliver actionable insights and intelligent reports for security, marketing, asset management, etc.

●	Infrastructure: This segment includes third party hardware, software and related maintenance/warranty products and services that Inpixon resells to commercial and government customers and includes but is not limited to products for enterprise computing; storage; virtualization; networking; etc. as well as services including custom application/software design; architecture and development; staff augmentation and project management.

Rounding

All dollar amounts in this section have been rounded to the nearest thousand.

Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

The following table sets forth selected unaudited condensed consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	For the Three Months Ended
	September 30, 2017		September 30, 2016
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	% Change

Product revenues	$9,566	80%	$8,366	74%	14%
Services revenues	$2,358	20%	$2,874	26%	(18)%
Cost of net revenues - products	$8,519	71%	$6,873	61%	24%
Cost of net revenues - services	$1,154	10%	$1,269	11%	(9)%
Gross profit	$2,251	19%	$3,098	28%	(27)%
Operating expenses	$16,845	141%	$7,240	64%	133%
Loss from operations	$(14,594)	(122)%	$(4,142)	(37)%	252%
Net loss	$(14,632)	(123)%	$(4,720)	(42)%	210%
Net loss attributable to common stockholders	$(14,637)	(123)%	$(4,716)	(42)%	210%

Net Revenues

Net revenues for the three months ended September 30, 2017 were $11.9 million compared to $11.2 million for the comparable period in the prior year. This $700,000 increase in revenues was primarily attributable to the acquisition of Integrio Technologies in November 2016. For the three months ended September 30, 2017, Indoor Positioning Analytics revenue was $871,000 compared to $1.4 million for the prior year period. Infrastructure revenue was $11.1 million for the three months ended September 30, 2017, and $9.9 million for the prior year period.

Cost of Net Revenues

Cost of net revenues for the three months ended September 30, 2017 was $9.7 million compared to $8.1 million for the prior year period. The increase in cost of revenues of $1.6 million is primarily attributable to the increase in revenues due to the Integrio acquisition in November 2016. Indoor Positioning Analytics cost of net revenues was $266,000 for the three months ended September 30, 2017 as compared to $488,000 for the prior period. Infrastructure cost of net revenues was $9.4 million for the three months ended September 30, 2017 and $7.7 million for the prior period.

The gross profit margin for the three months ended September 30, 2017 was 19% compared to 28% during the three months ended September 30, 2016. The decrease in gross margin was primarily attributable to lower gross margins on the Integrio revenue, which is included in the Infrastructure segment, during the quarter ended September 30, 2017. Indoor Positioning Analytics gross margins for the three months ended September 30, 2017 and 2016 were 69% and 64%, respectively. Gross margins for the Infrastructure segment for the three months ended September 30, 2017 and 2016 were 15% and 22%, respectively.

Operating Expenses

Operating expenses for the three months ended September 30, 2017 were $16.8 million compared to $7.2 million for the prior year period. This increase of approximately $9.6 million is primarily a result of a an impairment of goodwill charge of $8.4 million, an increase in amortization of intangibles and depreciation related to the Integrio acquisition and an increase in operating expenses related to the Integrio acquisition offset by a decrease in salaries, commissions and bonuses, travel expenses and other operating expenses related to Inpixon USA.

Loss from Operations

Loss from operations for the three months ended September 30, 2017 was $14.6 million compared to $4.1 million for the prior year period. This increase in loss of $10.5 million was primarily attributable to an impairment of goodwill charge of $8.4 million, increase in amortization of intangibles and depreciation costs, additional costs incurred for the Integrio operations offset by a reduction in operating expenses related to Inpixon USA and the lower gross profit.

Other Income/Expense

Total other income/expense for the three months ended September 30, 2017 and 2016 was ($38,000) and ($578,000), respectively. This decrease in net other expense of $540,000 is primarily attributable to a $561,000 gain on earnout from the Integrio acquisition.

Provision for Income Taxes

There was no provision for income taxes for the three months ended September 30, 2017 and 2016. Deferred tax assets resulting from such losses are fully reserved as of September 30, 2017 and 2016 since, at present, we have no history of taxable income and it is more likely than not that such assets will not be realized.

Net Loss Attributable to Non-Controlling Interest

Net loss attributable to non-controlling interest for the three months ended September 30, 2017 and 2016 was $4,000.

Net Loss Attributable To Common Stockholders

Net loss attributable to common stockholders for the three months ended September 30, 2017 was $14.6 million compared to $4.7 million for the prior year period. This increase in net loss of $9.9 million was attributable to the changes discussed above.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

The following table sets forth selected unaudited consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	Nine Months ended
	September 30, 2017		September 30, 2016
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	% Change

Product Revenues	$31,225	77%	$27,871	72%	12%
Services Revenues	$9,277	23%	$10,788	28%	(14)%
Cost of net revenues - products	$26,805	66%	$22,363	58%	20%
Cost of net revenues - services	$4,773	12%	$5,807	15%	(18)%
Gross profit	$8,924	22%	$10,489	27%	(15)%
Operating expenses	$34,105	84%	$22,761	59%	50%
Loss from operations	$(25,181)	(62)%	$(12,272)	(32)%	105%
Net loss	$(27,129)	(67)%	$(13,201)	(34)%	106%
Net loss attributable to common stockholders	$(27,116)	(67)%	$(13,189)	(34)%	106%

Net Revenues

Net revenues for the nine months ended September 30, 2017 were $40.5 million compared to $38.7 million for the comparable period in the prior year. The increase in revenues of $1.8 million are primarily attributable to the Integrio acquisition in November 2016. For the nine months ended September 30, 2017, Indoor Positioning Analytics revenue was $3 million compared to $3.7 million for the prior year period. Infrastructure revenue was $37.5 million for the nine months ended September 30, 2017 and $35 million for the prior year period.

Cost of Net Revenues

Cost of net revenues for the nine months ended September 30, 2017 was $31.6 million compared to $28.2 million for the prior year period. The increase in cost of revenues of $3.4 million is primarily attributable to the increase in revenues due to the Integrio acquisition in November 2016. Indoor Positioning Analytics cost of net revenues was $990,000 for the nine months ended September 30, 2017 as compared to $1.1 million for the prior period. Infrastructure cost of net revenues was $30.6 million for the nine months ended September 30, 2017 and $27.1 million for the prior period.

The gross profit margin for the nine months ended September 30, 2017 was 22% compared to 27% during the nine months ended September 30, 2016. The decrease in gross margin was primarily attributable to lower gross margins on the Integrio revenue which is included in the Infrastructure segment during the quarter ended September 30, 2017. Indoor Positioning Analytics gross margins for the nine months ended September 30, 2017 and 2016 were 67% and 71%, respectively. Gross margins for the Infrastructure segment for the nine months ended September 30, 2017 and 2016 were 18% and 23%, respectively.

Operating Expenses

Operating expenses for the nine months ended September 30, 2017 were $34.1 million compared to $22.8 million for the prior year period. This increase of $11.3 million is primarily due to a $8.4 million goodwill impairment charge, an increase in operating expense related to the Integrio acquisition and amortization related to the Integrio acquisition offset by lower operating expenses in the remaining Inpixon business.

Loss from Operations

Loss from operations for the nine months ended September 30, 2017 was $25.1 million compared to $12.3 million for the prior year period. This increase in loss of $12.8 million was primarily attributable to a $8.4 million goodwill impairment charge, an increase in amortization of intangibles, depreciation, additional operating expenses for the Integrio acquisition, increase in professional services fees, and lower gross margins from the Integrio acquisition.

Other Income/Expense

Net other income/expense for the nine months ended September 30, 2017 and 2016 was ($1.9 million) and ($929,000), respectively. This increase of $993,000 was primarily attributable to interest attributable to the Debenture, higher interest on the Company’s Credit Facility, and amortization of debt discount and deferred financing fees.

Provision for Income Taxes

There was no provision for income taxes for the nine months ended September 30, 2017 and 2016. Deferred tax assets resulting from such losses are fully reserved as of September 30, 2017 and 2016 since, at present, we have no history of taxable income and it is more likely than not that such assets will not be realized.

Net Loss Attributable to Non-Controlling Interest

Net loss attributable to non-controlling interest for the nine months ended September 30, 2017 was $13,000 compared to a net loss of $12,000 for the prior year period. This increase of $1,000 was attributable to an increase in losses for Sysorex Arabia LLC and was not material.

Net Loss Attributable To Common Stockholders

Net loss attributable to common stockholders for the nine months ended September 30, 2017 was $27.1 million compared to $13.2 million for the prior year period. This increase in net loss of $13.9 million was attributable to the changes discussed above.

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

Adjusted EBITDA for the three months ended September 30, 2017 was a loss of $3.1 million compared to a loss of $2.4 million for the prior year period. Adjusted EBITDA for the nine months ended September 30, 2017 was a loss of $9.2 million compared to a loss of $7 million for the prior year period.

The following table presents a reconciliation of net income/loss attributable to stockholders of Inpixon, which is our GAAP operating performance measure, to Adjusted EBITDA for the fiscal quarters ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss attributable to common stockholders	$(14,637)	$(4,716)	$(27,116)	$(13,189)
Adjustments:
Non-recurring one-time charges:
Acquisition transaction/financing costs	--	22	5	52
Costs associated with public offering	159	--	159	--
Impairment of goodwill	8,392	--	8,392	--
Gain on earnout	(561)	--	(561)	--
Change in the fair value of shares to be issued	--	(5)	--	(13)
Change in the fair value of derivative liability	(46)	(41)	(254)	(41)
Severance	--	--	27	--
Stock based compensation – acquisition costs	--	--	7	--
Bad debt expense	773	--	773	--
Stock-based compensation - compensation and related benefits	288	344	1,275	1,055
Interest expense	694	639	2,721	1,037
Depreciation and amortization	1,817	1,391	5,418	4,054
Adjusted EBITDA	$(3,121)	$(2,366)	$(9,154)	$(7,045)

We rely on Adjusted EBITDA, which is a non-GAAP financial measure for the following:

●	to review and assess the operating performance of our Company as permitted by Accounting Standards Codification Topic 280, Segment Reporting;

●	to compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	as a basis for allocating resources to various projects;

●	as a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	to evaluate internally the performance of our personnel.

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

Proforma non-GAAP net loss per basic and diluted common share for the three months ended September 30, 2017 was ($0.46) compared to ($1.92) for the prior year period. Proforma non-GAAP net loss per basic and diluted common share for the nine months ended September 30, 2017 was ($2.81) compared to ($5.28) for the prior year period. These decreases were attributable to the changes discussed in our results of operations.

The following table presents a reconciliation of net loss per basic and diluted share, which is our GAAP operating performance measure, to proforma non-GAAP net loss per share for the periods reflected:

(thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss attributable to common stockholders	$(14,637)	$(4,716)	$(27,116)	$(13,189)
Adjustments:
Non-recurring one-time charges:
Acquisition transaction/financing costs	--	22	5	52
Costs associated with public offering	159	--	159	--
Impairment of goodwill	8,392	--	8,392	--
Gain on earnout	(561)	--	(561)	--
Change in the fair value of shares to be issued	--	(5)	--	(13)
Change in the fair value of derivative liability	(46)	(41)	(254)	(41)
Severance	--	--	27	--
Stock based compensation – acquisition costs	--	--	7	--
Bad debt expense	773	--	773	--
Stock-based compensation - compensation and related benefits	288	344	1,275	1,055
Amortization of intangibles	1,327	1,056	4,094	3,169
Proforma non-GAAP net loss	$(4,305)	$(3,340)	$(13,199)	$(8,967)
Proforma non-GAAP net loss per basic and diluted common share	$(0.46)	$(1.92)	$(2.81)	$(5.28)
Weighted average basic and diluted common shares outstanding	9,449,102	1,743,451	4,690,876	1,697,645

We rely on proforma non-GAAP net loss per share, which is a non-GAAP financial measure and not a substitution for GAAP:

●	to review and assess the operating performance of our Company as permitted by Accounting Standards Codification Topic 280, Segment Reporting;

●	to compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	as a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	to evaluate internally the performance of our personnel.

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

Liquidity and Capital Resources as of September 30, 2017 Compared With September 30, 2016

The Company’s net cash flows used in operating, investing and financing activities for the three months ended September 30, 2017 and 2016 and certain balances as of the end of those periods are as follows (in thousands):

	For the Nine Months Ended September 30,
(thousands, except per share data)	2017	2016
Net cash provided by (used in) operating activities	$218	$(1,136)
Net cash used in investing activities	(1,154)	(1,621)
Net cash used in financing activities	(763)	(832)
Effect of foreign exchange rate changes on cash	(15)	34
Net decrease in cash	$(1,714)	$(3,555)

	September 30, 2017	December 31, 2016

Cash and cash equivalents	$107	$1,821
Working capital deficit	$(30,796)	$(21,023)

Operating Activities:

Net cash provided by operating activities during the nine months ended September 30, 2017 was $218,000. Net cash used in operating activities during the nine months ended September 30, 2016 was $1.1 million. Net cash used in operating activities during the nine months ended September 30, 2017 consisted of the following (in thousands):

Net loss	$(27,129)
Non-cash income and expenses	17,502
Net change in operating assets and liabilities	9,845
Net cash provided by operating activities	$218

The non-cash income and expenses of $17.5 million consisted primarily of (in thousands):

$1,324	Depreciation and amortization expense
4,094	Amortization of intangibles primarily attributable to the Lilien, Shoom, AirPatrol, LightMiner and Integrio operations, which were acquired effective March 1, 2013, August 31, 2013, April 16, 2014, April 24, 2015 and November 21, 2016, respectively.
8,392	Goodwill impairment
1,282	Stock-based compensation expense attributable to warrants and options issued as part of Company operations and prior acquisitions
1,545	Amortization of debt discount
(254)	Change in fair value of derivative liability
773	Provision for doubtful accounts
346	Other
$17,502	Total non-cash income and expenses

The net use of cash due to changes in operating assets and liabilities totaled $9.9 million and consisted primarily of the following (in thousands):

$5,223	Decrease in accounts receivable and other receivables
9,787	Decrease in prepaid licenses and maintenance contracts
4,751	Increase in accounts payable
(10,704)	Decrease in deferred revenue
17	Increase in accrued liabilities and other liabilities
771	Increase in inventory and other assets
$9,845	Net use of cash in the changes in operating assets and liabilities

Investing Activities:

Net cash used in investing activities during the nine months ended September 30, 2017 was $1.2 million compared to net cash used in investing activities of $1.6 million for the prior year period. The net cash used in investing activities during the nine months ended September 30, 2017 was comprised of $91,000 for the purchase of property and equipment and a $1.1 million investment in capitalized software.

Financing Activities:

Net cash used in financing activities during the nine months ended September 30, 2017 was approximately $763,000. Net cash used in financing activities for the nine months ended September 30, 2016 was $832,000. The net cash used in financing activities during the nine months ended September 30, 2017 was primarily comprised of $3.3 million of repayments to the Credit Facility, $6.1 million of proceeds from issuance of common stock, preferred stock and warrants, $3 million repayment of the Debenture and a net repayment of a convertible promissory note of $662,000.

Liquidity and Capital Resources - General:

Our current capital resources and operating results as of September 30, 2017, as described in the preceding paragraphs, consist of:

1)	an overall working capital deficit of $30.8 million;

2)	cash of $107,000;

3)	the unlimited Payplant Credit Facility which we may borrow against based on eligible assets with a maturity date of August 15, 2018, of which $3.4 million is utilized; and

4)	net cash provided by operating activities year-to-date of $218,000.

The breakdown of our overall working capital deficit is as follows (in thousands):

Working Capital	Assets	Liabilities	Net
Cash and cash equivalents	$107	$--	$107
Accounts receivable, net / accounts payable	5,738	27,778	(22,040)
Notes and other receivables	419	--	419
Prepaid licenses and maintenance contracts / deferred revenue	5,746	6,859	(1,113)
Short-term debt	--	3,519	(3,519)
Derivative liabilities	--	350	(350)
Other	2,125	6,425	(4,300)
Total	$14,135	$44,931	$(30,796)

Deferred revenue exceeds the related prepaid contracts by $1.1 million and other liabilities exceed other assets by $4.3 million. These deficits are expected to be funded by our anticipated cash flow from operations and financing activities, as described below, over the next twelve months.

Net cash provided by operating activities during the nine months ended September 30, 2017 of $218,000 consists of net loss of $27.1 million less non-cash expenses of $17.5 million and net cash provided by changes in operating assets and liabilities of $9.8 million. We expect net cash from operations to increase during 2017 as a result of the following:

1)	We significantly reduced our cost of operations in mid-August 2017 by reducing headcount and office locations. We estimate this to have a $6 million impact on an annual basis.

2)	We are working with our key distributors and financing partners to address our credit limitation issues. Revenues during the nine months ended September 30, 2017 could have been higher but were negatively impacted by our inability to timely process orders due to past due amounts and credit limitations with various vendors. We expect to relieve some of these issues during the year ending December 31, 2017 if are able to secure additional financing, continue to grow our services revenue and as sales of our Inpixon product line increase.

The Company’s capital resources as of September 30, 2017, availability on the unlimited Payplant Facility to finance purchase orders and invoices, higher margin business line expansion and credit limitation improvements, may not be sufficient to fund planned operations during 2017. The Company will need to raise $10-15 million outside capital under structures available to it including debt and/or equity offerings this year. The Company also has an effective registration statement on Form S-3 which may allow it to raise additional capital from the sale of its securities, subject to certain limitations for registrants with a market capitalization of less than $75 million. The information in this Form 10-Q concerning the Company’s Form S-3 registration statement does not constitute an offer of any securities for sale. If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months, the Company may need to curtail certain aspects of its expansion activities or consider other means of obtaining additional financing, such as through the sale of assets or of a business segment, although there is no guarantee that the Company could obtain the financing necessary to continue its operations.

Subsequent Financing Event

On November 17, 2017, the Company issued a $1,745,000 principal face amount note to an accredited investor which yielded net proceeds of $1,500,000 to the Company. The note bears interest at the rate of 10% per year and is due 10 months after the date of issuance. There is a fixed conversion price of $0.45 per share, and the Company is required to reserve 25 million of the 50 million shares set forth in Proposal 8 of the Definitive Schedule 14A filed with the SEC in October 2017. Redemptions may occur at any time after the 6 month anniversary of the date of issuance of the note with a minimum redemption price of $0.57 per share, and if the conversion rate is less than the market price, then the redemptions must be made in cash. The note contains standard events of default and a schedule of redemption premiums. There is also a most favored nations clause for the term of the note.

The note contains customary events of default (defined terms as defined in the Note): 1)The Company fails to pay any principal, interest, fees, charges, or any other amount when due and payable hereunder; 2)The Company fails to deliver any Lender Conversion Shares in accordance with the terms hereof; 3)The Company fails to deliver any Redemption Conversion Shares (as defined below) in accordance with the terms hereof; 4)a receiver, trustee or other similar official shall be appointed over The Company or a material part of its assets and such appointment shall remain uncontested for twenty (20) days or shall not be dismissed or discharged within sixty (60) days; 5)The Company becomes insolvent or generally fails to pay, or admits in writing its inability to pay, its debts as they become due, subject to applicable grace periods, if any; 6)The Company makes a general assignment for the benefit of creditors; 7)The Company files a petition for relief under any bankruptcy, insolvency or similar law (domestic or foreign); 8)an involuntary bankruptcy proceeding is commenced or filed against The Company; 9)The Company defaults or otherwise fails to observe or perform any covenant, obligation, condition or agreement of The Company contained herein or in any other Transaction Document (as defined in the Purchase Agreement), other than those specifically set forth in this Section 4.1 and Section 4 of the Purchase Agreement; 10)any representation, warranty or other statement made or furnished by or on behalf of The Company to Lender herein, in any Transaction Document, or otherwise in connection with the issuance of this Note is false, incorrect, incomplete or misleading in any material respect when made or furnished; 11)the occurrence of a Fundamental Transaction without Lender’s prior written consent; 12)The Company fails to maintain the Share Reserve as required under the Purchase Agreement; 13)The Company effectuates a reverse split of its Common Stock without twenty (20) Trading Days prior written notice to Lender; 14)any money judgment, writ or similar process is entered or filed against The Company or any subsidiary of The Company or any of its property or other assets for more than $600,000.00, and shall remain unvacated, unbonded or unstayed for a period of twenty (20) calendar days unless otherwise consented to by Lender; 15)The Company fails to be DWAC Eligible; 16)The Company fails to observe or perform any covenant set forth in Section 4 of the Purchase Agreement; and 17)The Company breaches any covenant or other term or condition contained in any Other Agreements.

There is also a most favored nations clause for six months from the date of issuance of the note such that if during that term, the Company enters into a transaction with terms more favorable than the terms under the note transaction, the note holder has a right to substitute the existing note terms with the more favorable terms in the new transaction. Furthermore, so long as the note is outstanding, if the Company issues a lower priced security than the conversion price of the note, the conversion price of the note is reduced to the price of that lower priced security.

Prepayments may be made on the note as follows:

Prepayment Date	Prepayment Amount

On or before December 31, 2017	100% of the Outstanding Balance

On or after January 1, 2018 until February 1, 2018	115% of the Outstanding Balance

On or after February 1, 2018 until the Maturity Date	120% of the Outstanding Balance

The note documents are governed by Utah law and jurisdiction for disputes is Utah. Furthermore, the parties agree to settle all disputes through binding arbitration.

Our condensed consolidated financial statements as of September 30, 2017 have been prepared under the assumption that we will continue as a going concern for the next twelve months from the date the financial statements are issued. Our financial statements as of December 31, 2016 and September 30, 2017 include an explanatory paragraph referring to our recurring and continuing losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Management’s plans and assessment of the probability that such plans will mitigate and alleviate any substantial doubt about the Company’s ability to continue as a going concern, is dependent upon the ability to obtain additional equity or debt financing, attain further operating efficiency, reduce expenditures, and, ultimately, to generate sufficient levels of revenue, which together represent the principal conditions that raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements as of September 30, 2017 do not include any adjustments that might result from the outcome of this uncertainty.

As a result of our recurring and continuing losses from operations there is substantial doubt about our ability to continue as a going concern without additional capital becoming available. Management’s plans and assessment of the probability that such plans will mitigate and alleviate any substantial doubt about the Company’s ability to continue as a going concern, is dependent upon the ability to obtain additional equity or debt financing, attain further operating efficiency, reduce expenditures, and, ultimately, to generate sufficient levels of revenue, which together represent the principal conditions that raise substantial doubt about our ability to continue as a going concern. At this time, management cannot provide any assurance they will be successful in their efforts to alleviate substantial doubt for the next 12 months from the issuance date of this report. Our condensed consolidated financial statements as of September 30, 2017 do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Recently Issued Accounting Standards

For a discussion of recently issued accounting pronouncements, please see the Recent Accounting Standards section of Note 3 to our condensed consolidated financial statements, which are included in this Form 10-Q under Item 1.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 30, 2017, HP Inc. (“HP”) filed a complaint in the Marin County Superior Court, California, against Inpixon USA for goods sold and delivered, account stated, and quantum meruit. The complaint alleges that Inpixon USA had purchased HP’s products on credit, which led to an unpaid balance in the sum of $744,184.12 as of December 13, 2016. The complaint further alleges that although Inpixon USA entered into two payment agreements with HP and made partial payments, it defaulted under the payment program and the unpaid amount totaled $636,046.60 as of January 17, 2017. In the complaint, HP demands that Inpixon USA pay damages in the principal amount of $636,046.60 plus any interest accruing from and after January 17, 2017 at the rate of 10% per annum. On the same day of filing the complaint, HP also applied for a right to attach order and order for issuance of writ of attachment from the court to prevent Inpixon USA from dissipating assets prior to the time of judgement. Inpixon USA and HP Inc. settled this matter on November 9, 2017 and the case is in the process of being dismissed.

On August 10, 2017, Embarcadero Technologies, Inc. (“Embarcedero”) and Idera, Inc. (“Idera”) filed a complaint in the U.S. Federal District Court for the Western District of Texas against Inpixon Federal, Inc. (“Inpixon”) and Integrio Technologies, LLC (“Integrio”) for failure to pay for purchased software and services pursuant to certain reseller agreements. The complaint alleges that Inpixon entered into an agreement with Integrio to acquire certain assets and assume certain liabilities of Integrio and are therefore responsible for any amounts due. In the complaint, Embarcadero and Idera demand that Inpixon and Integrio pay $1,100,000.00 in damages. The Company is in settlement discussions with Idera and Embarcadero.

Item 1A.	Risk Factors

We face a number of significant risks and uncertainties in connection with our operations. Our business, results of operations and financial condition could be materially adversely affected by these risks. Except as set forth below, there have been no material changes to the Risk Factors disclosed in our annual report on Form 10-K for the year ended December 31, 2016.

Risks Related to Our Securities

Our obligations to our senior secured lender, Payplant LLC are secured by a security interest in substantially all of our assets, so if we default on those obligations, the lenders could foreclose on, liquidate and/or take possession of our assets. If that were to happen, we could be forced to curtail, or even to cease, our operations.

We issued a revolving Secured Promissory Note to GemCap Lending I, LLC dated as of November 14, 2016 which was assigned to Payplant LLC, or Payplant, on August 14, 2017 together with the Amended and Restated GemCap Loan and Security Agreement: Payplant Loan and Security Agreement, dated as of August 14, 2017 (the “Payplant Loan Agreement”). As of September 30, 2017, we had approximately $3.4 million in outstanding revolving credit loans. All amounts due under the Secured Promissory Note are secured by our assets. As a result, if we default on our obligations under the Secured Promissory Note, Payplant could foreclose on its security interest and liquidate or take possession of some or all of these assets, which would harm our business, financial condition and results of operations and could require us to curtail, or even to cease, operations.

Payplant and Hillair have certain rights upon an event of default under their respective agreements that could harm our business, financial condition and results of operations and could require us to curtail or cease our operations.

Payplant and Hillair have certain rights upon an event of default. With respect to Payplant, such rights include an increase in the interest rate on any advances made pursuant to the Payplant Loan Agreement, the right to accelerate the payment of any outstanding advances made pursuant to the Payplant Loan Agreement, the right to directly receive payments made by account debtors and the right to foreclose on our assets, among other rights. The Payplant Loan Agreement includes in its definition of an event of default, among other occurrences, the failure to pay any principal when due within two business days, the termination, winding up, liquidation or dissolution of any borrower, the filing of a tax lien by a governmental agency against any borrower, and any reduction in ownership of our wholly owned subsidiaries, Inpixon USA and Inpixon Federal.

With respect to Hillair, such rights include the right to accelerate all amounts outstanding under the Debenture and demand a mandatory default payment in an amount equal to the greater of (i) the outstanding principal amount of the Debenture, plus all accrued and unpaid interest, divided by the conversion price on the date the mandatory default amount is either (A) demanded (if demand or notice is required to create an event of default) or otherwise due or (B) paid in full, whichever has a lower conversion price, multiplied by the VWAP (as defined in the Debenture) on the date the mandatory default amount is either (x) demanded or otherwise due or (y) paid in full, whichever has a higher VWAP, or (ii) 125% of the outstanding principal amount plus 100% of accrued and unpaid interest, and (b) all other amounts, costs, expenses and liquidated damages due in respect of the Debenture. Each of the following events shall constitute an event of default: failure to make a payment obligation, failure to observe certain covenants of the Debenture or related agreements (subject to applicable cure periods), breach of representation or warranty, bankruptcy, default under another significant contract or credit obligation, delisting of the common stock, a change in control, or failure to deliver stock certificates in a timely manner.

The exercise of any of these rights upon an event of default could substantially harm our financial condition and force us to curtail, or even to cease, our operations.

If we are unable to comply with certain financial and operating restrictions required by the Payplant Loan Agreement, we may be limited in our business activities and access to credit or may default under the Payplant Loan Agreement.

Provisions in the Payplant Loan Agreement impose restrictions or require prior approval on our ability, and the ability of certain of our subsidiaries to, among other things:

●	sell, lease, transfer, convey, or otherwise dispose of any or all of our assets or collateral, except in the ordinary course of business;

●	make any loans to any person, as that term is defined in the Payplant Loan Agreement, with the exception of employee loans made in the ordinary course of business;

●	declare or pay cash dividends, make any distribution on, redeem, retire or otherwise acquire directly or indirectly, any of our Equity Interests, as defined in the Payplant Loan Agreement;

●	guarantee the indebtedness of any person;

●	compromise, settle or adjust any claims in any amount relating to any of the collateral;

●	incur, create or permit to exist any lien on any of our property or assets;

●	engage in new lines of business;

●	change, alter or modify, or permit any change, alteration or modification of our organizational documents in any manner that might adversely affect Payplant’s rights;

●	sell, assign, transfer, discount or otherwise dispose of any accounts or any promissory note payable to us, with or without recourse;

●	incur, create, assume, or permit to exist any indebtedness or liability on account of either borrowed money or the deferred purchase price of property; and

●	make any payments of cash or other property to any affiliate.

The Payplant Loan Agreement also contains other customary covenants. We may not be able to comply with these covenants in the future. Our failure to comply with these covenants may result in the declaration of an event of default and cause us to be unable to borrow under the Payplant Loan Agreement. In addition to preventing additional borrowings under the Payplant Loan Agreement, an event of default, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under the Loan Agreement, which would require us to pay all amounts outstanding. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us or at all. Our failure to repay the indebtedness would result in Payplant foreclosing on all or a portion of our assets and force us to curtail, or even to cease, our operations.

Our common stock may be delisted from The NASDAQ Capital Market if we cannot satisfy NASDAQ’s continued listing requirements in the future.

On May 19, 2017, we received written notice from the Listing Qualifications Staff of NASDAQ notifying us that we no longer comply with NASDAQ Listing Rule 5550(b)(1) due to our failure to maintain a minimum of $2,500,000 in stockholders’ equity (the “Minimum Stockholders’ Equity Requirement”) or any alternatives to such requirement. We reported stockholders’ equity of ($2,483,000) in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017.

On October 24, 2017, the Company received notification (the “Staff Delisting Determination”) from NASDAQ that it has not regained compliance with the Minimum Stockholders’ Equity Requirement. The Company has appealed the Staff Delisting Determination and requested a hearing which is currently scheduled for December 7, 2017. As a result, the suspension and delisting will be stayed until pending the issuance of a written decision by the hearings panel. The Company is currently evaluating various alternative courses of action to regain compliance with the Minimum Stockholders’ Equity Requirement.

If we are unable to comply with the Minimum Stockholders’ Equity Requirement, our common stock may be delisted, which could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. Without a NASDAQ listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock could decline. Delisting from NASDAQ could also result in negative publicity and could also make it more difficult for us to raise additional capital. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by NASDAQ, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from NASDAQ, will be listed on another national securities exchange or quoted on an over-the counter quotation system.

On August 14, 2017, we received a deficiency letter from NASDAQ indicating that, based on our closing bid price for the last 30 consecutive business days, we do not comply with the minimum bid price requirement of $1.00 per share, as set forth in NASDAQ Listing Rule 5550(a)(2). The notification has no immediate effect on the listing of our common stock on The NASDAQ Capital Market.

In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we have a grace period of 180 calendar days, or until February 12, 2018, to regain compliance with the minimum closing bid price requirement for continued listing. In order to regain compliance, the minimum closing bid price per share of our common stock must be at least $1.00 for a minimum of ten consecutive business days. In the event INPX does not regain compliance by February 12, 2018, we may be afforded an additional 180-day compliance period, provided it demonstrates that it meets all other applicable standards for initial listing on The NASDAQ Capital Market (except the bid price requirement), and provide written notice of its intention to cure the minimum bid price deficiency during the second grace period, by effecting a reverse stock split, if necessary. If we fail to regain compliance after the second grace period, our common stock will be subject to delisting by NASDAQ.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a) Sales of Unregistered Securities

On July 19, 2017 the Company issued 97,753 shares to an entity for services. The Company recorded an expense of $87,000 for the fair value of those shares.

On November 17, 2017, the Company issued a $1,745,000 principal face amount note to an accredited investor which yielded net proceeds of $1,500,000 to the Company.

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

The Company has not issued any additional securities that were not registered under the Securities Act which has not previously been disclosed in a Current Report on Form 8-K.

c) Issuer Purchases of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

On November 20, 2017, Inpixon issued a press release announcing the results for the quarter ended September 30, 2017. The press release is included as Exhibit 99.1 to this Quarterly Report on Form 10-Q and is incorporated by reference herein, and the description of the press release is qualified in its entirety by reference to such Exhibit.

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

Subsequent Financing Event

On November 17, 2017, the Company issued a $1,745,000 principal face amount note to an accredited investor which yielded net proceeds of $1,500,000 to the Company. The note bears interest at the rate of 10% per year and is due 10 months after the date of issuance. There is a fixed conversion price of $0.45 per share, and the Company is required to reserve 25 million of the 50 million shares set forth in Proposal 8 of the Definitive Schedule 14A filed with the SEC in October 2017. Redemptions may occur at any time after the 6 month anniversary of the date of issuance of the note with a minimum redemption price of $0.57 per share, and if the conversion rate is less than the market price, then the redemptions must be made in cash. The note contains standard events of default and a schedule of redemption premiums. There is also a most favored nations clause for the term of the note.

The note contains customary events of default (defined terms as defined in the Note): 1)The Company fails to pay any principal, interest, fees, charges, or any other amount when due and payable hereunder; 2)The Company fails to deliver any Lender Conversion Shares in accordance with the terms hereof; 3)The Company fails to deliver any Redemption Conversion Shares (as defined below) in accordance with the terms hereof; 4)a receiver, trustee or other similar official shall be appointed over The Company or a material part of its assets and such appointment shall remain uncontested for twenty (20) days or shall not be dismissed or discharged within sixty (60) days; 5)The Company becomes insolvent or generally fails to pay, or admits in writing its inability to pay, its debts as they become due, subject to applicable grace periods, if any; 6)The Company makes a general assignment for the benefit of creditors; 7)The Company files a petition for relief under any bankruptcy, insolvency or similar law (domestic or foreign); 8)an involuntary bankruptcy proceeding is commenced or filed against The Company; 9)The Company defaults or otherwise fails to observe or perform any covenant, obligation, condition or agreement of The Company contained herein or in any other Transaction Document (as defined in the Purchase Agreement), other than those specifically set forth in this Section 4.1 and Section 4 of the Purchase Agreement; 10)any representation, warranty or other statement made or furnished by or on behalf of The Company to Lender herein, in any Transaction Document, or otherwise in connection with the issuance of this Note is false, incorrect, incomplete or misleading in any material respect when made or furnished; 11)the occurrence of a Fundamental Transaction without Lender’s prior written consent; 12)The Company fails to maintain the Share Reserve as required under the Purchase Agreement; 13)The Company effectuates a reverse split of its Common Stock without twenty (20) Trading Days prior written notice to Lender; 14)any money judgment, writ or similar process is entered or filed against The Company or any subsidiary of The Company or any of its property or other assets for more than $600,000.00, and shall remain unvacated, unbonded or unstayed for a period of twenty (20) calendar days unless otherwise consented to by Lender; 15)The Company fails to be DWAC Eligible; 16)The Company fails to observe or perform any covenant set forth in Section 4 of the Purchase Agreement; and 17)The Company breaches any covenant or other term or condition contained in any Other Agreements.

There is also a most favored nations clause for six months from the date of issuance of the note such that if during that term, the Company enters into a transaction with terms more favorable than the terms under the note transaction, the note holder has a right to substitute the existing note terms with the more favorable terms in the new transaction. Furthermore, so long as the note is outstanding, if the Company issues a lower priced security than the conversion price of the note, the conversion price of the note is reduced to the price of that lower priced security.

Prepayments may be made on the note as follows:

Prepayment Date	Prepayment Amount

On or before December 31, 2017	100% of the Outstanding Balance

On or after January 1, 2018 until February 1, 2018	115% of the Outstanding Balance

On or after February 1, 2018 until the Maturity Date	120% of the Outstanding Balance

The note documents are governed by Utah law and jurisdiction for disputes is Utah. Furthermore, the parties agree to settle all disputes through binding arbitration.

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

Date: November 20, 2017	INPIXON

	By:	/s/ Nadir Ali
Nadir Ali Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Wendy Loundermon
Wendy Loundermon
VP of Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registration statement on Form S-1 (SEC File No. 333-190574) of Inpixon, filed with the U.S. Securities and Exchange Commission on August 12, 2013).

3.2	Amendment No. 1 to Amended and Restated Bylaws of Softlead, Inc. (renamed Sysorex Global Holdings Corp.) (incorporated by reference to Exhibit 3.2 to the registration statement on Form S-1 (SEC File No. 333-190574) of Inpixon, filed with the U.S. Securities and Exchange Commission on August 12, 2013).

3.3	Articles of Merger (renamed Sysorex Global) (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K of Inpixon, filed with the U.S. Securities and Exchange Commission on December 18, 2015).

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series 1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K of Inpixon, filed with the U.S. Securities and Exchange Commission on August 10, 2016).

3.5	Certificate of Correction (incorporated by reference to Exhibit 3.2 to the current report on Form 8-K of Inpixon, filed with the U.S. Securities and Exchange Commission on August 10, 2016).

3.6	Articles of Merger (renamed Inpixon) (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K of Inpixon, filed with the U.S. Securities and Exchange Commission on March 1, 2017).

3.7	Certificate of Amendment to Articles of Incorporation (Reverse Split) (incorporated by reference to Exhibit 3.2 to the current report on Form 8-K of Inpixon, filed with the U.S. Securities and Exchange Commission on March 1, 2017).

3.8	Certificate of Designation of Preferences, Rights and Limitations of Series 2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.9 to the Registration Statement on Form S-1 of Inpixon, filed with the U.S. Securities and Exchange Commission on June 23, 2017).

4.1	Form of Subordinated Convertible Note issued on May 31, 2017 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K of Inpixon, filed with the U.S. Securities and Exchange Commission on June 1, 2017.).

4.2	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 of Inpixon, filed with the U.S. Securities and Exchange Commission on June 23, 2017).

4.3	Promissory Note issued by Inpixon Federal to Payplant Alternatives Fund, LLC dated August 14, 2017 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Inpixon, filed with the U.S. Securities and Exchange Commission on August 14, 2017).

10.1	Exchange Agreement by and between Inpixon and Hillair Capital Investments L.P., dated April 19, 2017 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Inpixon, filed with the U.S. Securities and Exchange Commission on April 20, 2017).

10.2	Form of Securities Purchase Agreement dated May 31, 2017 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Inpixon, filed with the U.S. Securities and Exchange Commission on June 1, 2017).

10.3	Waiver and Consent Agreement dated May 31, 2017 with GemCap Lending I, LLC (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of Inpixon, filed with the U.S. Securities and Exchange Commission on June 1, 2017).

10.4	Waiver and Consent Agreement dated May 31, 2017 with Hillair Capital Investments L.P. (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K of Inpixon, filed with the U.S. Securities and Exchange Commission on June 1, 2017).

Exhibit No.	Description

10.5	Form of Waiver and Consent Agreement, dated June 28, 2017 with those purchasers signatory to that certain securities purchase agreement, dated December 12, 2016. (incorporated by reference to Exhibit 10.5 to the June 30, 2017 Form 10-Q of Inpixon, filed with the U.S. Securities and Exchange Commission on August 21, 2017).

10.6	Warrant Exercise Agreement, dated August 9, 2017 with those warrant holders signatory thereto (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Inpixon, filed with the U.S. Securities and Exchange Commission on August 9, 2017).

10.7	Form of Additional Warrant (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K of Inpixon, filed with the U.S. Securities and Exchange Commission on August 9, 2017).

10.8	Waiver and Consent Agreement dated August 9, 2017 with Hillair Capital Investments L.P. (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of Inpixon, filed with the U.S. Securities and Exchange Commission on August 9, 2017).

10.9	Exchange Right Agreement by and between Inpixon and Hillair Capital Investments L.P., dated August 14, 2017 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Inpixon, filed with the U.S. Securities and Exchange Commission on August 14, 2017).

10.10	Payplant Loan and Security Agreement between Inpixon and Payplant dated August 14, 2017 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of Inpixon, filed with the U.S. Securities and Exchange Commission on August 18, 2017).

10.11	Payplant Client Agreement among Inpixon, Inpixon USA, Inpixon Federal and Payplant dated August 14, 2017 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of Inpixon, filed with the U.S. Securities and Exchange Commission on August 18, 2017).

10.12*	Securities Purchase Agreement by and between Inpixon and Chicago Venture Partners, L.P. dated November 17, 2017.

10.13*	Convertible Promissory Note by and between Inpixon and Chicago Venture Partners, L.P. dated November 17, 2017.

31.1*	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

31.2*	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

32.1**	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1**	Press Release dated November 20, 2017.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

** Furnished herewith.

