Form 10-K
period 2017-12-31
INPIXON
filed 2018-03-27
CIK 1529113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☒

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

As of June 30, 2017, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sale price of the common equity was $2,704,584.

As of March 26, 2018, the registrant has 9,339,291 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Inpixon

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION

CONTAINED IN THIS REPORT

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may,” or other similar expressions in this report. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of anticipated products; and projected expenses and financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	our limited cash and our history of losses;

●	our ability to achieve profitability;

●	our limited operating history with recent acquisitions;

●	emerging competition and rapidly advancing technology in our industry that may outpace our technology;

●	customer demand for the products and services we develop;

●	the impact of competitive or alternative products, technologies and pricing;

●	our ability to manufacture any products we develop;

●	general economic conditions and events and the impact they may have on us and our potential customers;

●	our ability to obtain adequate financing in the future;

●	our ability to continue as a going concern;

●	our success at managing the risks involved in the foregoing items;

●	strategic transactions which may include a sale, spin-off or other possible divesture of subsidiaries or assets of the Company; and

●	other factors discussed in this report.

The forward-looking statements are based upon management’s beliefs and assumptions and are made as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements included in this report. You should not place undue reliance on these forward-looking statements.

Unless otherwise stated or the context otherwise requires, the terms “Inpixon” “we,” “us,” “our” “the Corporation” and the “Company” refer collectively to Inpixon and, where appropriate, its subsidiaries.

Note Regarding Reverse Stock Split

The Company effected a reverse split of its outstanding common stock, par value $0.001, at a ratio of 1-for-30, effective as of February 6, 2018 (the “Reverse Split”), for the purpose of complying with Nasdaq Listing Rule 5550(a)(2). We have reflected the Reverse Split herein.

ii

PART I

ITEM 1: BUSINESS

Introduction

Inpixon is a technology company that helps to secure, digitize and optimize any premises with Indoor Positioning Analytics, sometimes referred to in this annual report as “IPA,” for businesses and governments in the connected world. Inpixon Indoor Positioning Analytics is based on new sensor technology that finds all accessible cellular, Wi-Fi, Bluetooth and RFID signals anonymously. Paired with a high-performance, data analytics platform, this technology delivers visibility, security and business intelligence on any commercial or government premises world-wide. Inpixon’s products, infrastructure solutions and professional services group help customers take advantage of mobile, Big Data, analytics and the Internet of Things (“IoT”).

Inpixon Indoor Positioning Analytics offer:

●	New sensors with proprietary technology that can find all accessible cellular, Wi-Fi, Bluetooth and RF signals. Utilizing various radio signal technologies ensures precision device positioning accurately down to arm’s length. This enables highly detailed understanding of customer journey and dwell time in retail scenarios, detection and identification of authorized and unauthorized devices, and prevention of rogue devices through alert notification based on rules when unknown devices are detected in restricted areas.

●	Data science analytics with lightning fast data mining using an in-memory database that uses a dynamic blend of RAM and NAND along with specially optimized algorithms that both minimize data movement and maximize system performance. This enables the system to deliver reports with valuable insights to the user as well as to integrate with common third party visualization, charting, graphing and dashboard systems.

●	Insights that deliver visibility and business intelligence about detailed customer journey and flow analysis of in-stores and storefronts allowing businesses to better understand customer preferences, measure campaign effectiveness, uncover revenue opportunities and deliver an exceptional shopping experience.

Inpixon Indoor Positioning Analytics can assist all types of establishments, including brands, retailers, shopping malls and shopping centers, hotels and resorts, gaming operators, airports, healthcare facilities, office buildings and government agencies, by providing greater security, gaining better business intelligence, increasing consumer confidence and reducing risk while being compliant with applicable “Personal Identifiable Information” regulations.

2018 IPA Product Development

Inpixon is a company in the information and technology industry and therefore keeping up with the technological advancements within the industry are critical to our long term success and growth. As a result, our senior management must continuously work to ensure that they remain informed and prepared to quickly adapt and leverage new technologies within our product and service offering as such technologies become available. In connection with that goal, our 2018 product roadmap development plans include the use of blockchain technology to maintain and propagate device reputation, enforcing security policies and attaining compliance, artificial intelligence for amassing anonymous device information and a voice-assisted analytics interface. (See additional information regarding our 2018 product development plans under the heading “Our Products and Services”).

Infrastructure Segment

In addition, in connection with the Company’s infrastructure value-added reseller segment (the “VAR Segment”), Inpixon currently resells third party hardware, software and related maintenance/warranty products and services to commercial and government customers. It includes but is not limited to, products for enterprise computing, storage, virtualization, and networking. Some of the services offered in connection with the VAR Segment include custom application/software design, architecture and development, staff augmentation, project management, business continuity, data migration, networking and information technology business consulting services. These services allow Inpixon to offer turnkey solutions that allow for the integration of third party products into existing infrastructure when requested by customers. As described below under the heading “Corporate Strategy” the Company’s strategic plans include exploring options to divest the VAR Segment and focus its business on the other products and services described below including the development and growth of its IPA platform.

Corporate Strategy

Management’s corporate strategy is to continue to build and develop Inpixon as a technology company that provides turnkey solutions from the collection of data to delivering insights from that data to our customers with a focus on securing, digitizing and optimizing premises with IPA for businesses and governments. In connection with such strategy and in order to facilitate our long-term growth, we have acquired certain companies, technologies and intellectual property (“IP”) that complement such goals and will continue to consider completing additional strategic acquisitions as long as our financial condition permits. An important element of this mergers and acquisitions strategy is to acquire companies with complementary capabilities and/or innovative and commercially proven technologies in indoor positioning and Big Data analytics and to obtain an established customer base. We believe that acquiring complementary products and/or IP will add value to the Company, and the customer base of each potential acquisition may also present an opportunity to cross-sell our existing solutions. Candidates with proven technologies that complement our overall strategy may come from anywhere in the world, so long as there are strategic and financial reasons to make the acquisition. If we make any acquisitions in the future, we expect that we may pay for such acquisitions using our equity securities, cash and debt financing in combinations appropriate for each acquisition.

In connection with our strategic business plan, Inpixon may also consider the sale or divestment of certain assets for strategic and financial purposes, even if that asset makes up a majority of our revenue, should management deem such transactions necessary or desirable in order to facilitate its overall strategy. In particular, Inpixon is exploring options that may include a divesture of our Infrastructure segment, sometimes referred to as the Value Added Reseller (VAR) business. While a sale, spin-off or other transaction that may result in the separation of these two business segments may significantly reduce our revenues since this business segment currently accounts for approximately 93% of our total revenues, we believe such a strategic transaction may also reduce operating expenses and eliminate substantially all of our trade debt. A divesture of this segment would allow Inpixon to solely focus on the Indoor Positioning Analytics (IPA) business for which we have historically recognized lower revenues, but which we believe has greater growth potential and substantially better gross margins than the Infrastructure segment. Such a transaction would also allow Inpixon USA to focus its resources on its core business without the need to divert resources for the research and development of the IPA business and products, which management believes may allow the VAR business to achieve profitability sooner than if the businesses are combined. A spin-off or sale of the VAR business would separate Inpixon USA, including its wholly-owned subsidiary Inpixon Federal (the “Inpixon USA”), which maintains the commercial and federal VAR business, as a separate entity independent from the Company, including the associated employees, assets and liabilities related to the VAR business. All other assets and liabilities of Inpixon USA that are not associated with the VAR would be contributed to or otherwise retained by the Company. There are no assurances that we will be able to complete any such transaction, however, if such a transaction is consummated, we cannot assure you that it will be on favorable terms. For example, if the divesture is structured as a tax-free spin-off, we and Inpixon USA, may be restricted from (i) entering into any transaction pursuant to which all or a portion of the shares of our common stock would be acquired, whether by merger or otherwise, (ii) issuing equity securities beyond certain thresholds, (iii) repurchasing shares of our common stock other than in certain open-market transactions, or (iv) ceasing to actively conduct certain of our businesses. As a result, these restrictions may limit our ability to pursue certain strategic transactions, equity issuances or repurchases or other transactions that we believe to be in the best interests of our stockholders or that might increase the value of our businesses. For illustration purposes attached as Exhibit 99.1 of this report are unaudited pro forma financial information presenting the consolidated results of operations of the Company as if such a divestiture had occurred as of January 1, 2016. The proforma does not necessarily (1) reflect the results of operations that would have occurred had the entities been a stand-alone company during those periods, (2) the terms of any consideration that may be delivered to the Company in connection with a sale, (3) the impact of a dividend distribution in the event of a spin-off or (4) the contribution by Inpixon to Inpixon USA of any cash amounts to support its operations following the divesture.

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

The indoor location market is estimated to grow from $7,11 billion in 2017 to $40.22 billion by 2022, at a compound annual growth rate, or CAGR of 42%. (Source: http://www.marketsandmarkets.com/PressReleases/indoor-location.asp)

The location analytics market is expected to grow from $8.20 billion in 2016 to $16.34 billion by 2021, at a CAGR of 17.6% from 2016 to 2021. (Source: https://www.marketsandmarkets.com/PressReleases/indoor-location.asp)

The location-based services (“LBS”) and real-time location systems (“RTLS”) market has grown considerably over the past few years and is expected to grow further with increasing portable personal digital assistant (“PDA”)-based e-commerce. The overall market is expected to grow from $15.04 billion in 2016 to $77.84 billion by 2021, at a CAGR of 38.9%.

The IDC Worldwide Semiannual Big Data and Analytics Spending Guide, released October 3, 2016, predicts that the Big Data and business analytics market will grow from $130 billion by the end of 2016 to $203 billion by 2020. That is a CAGR of 11.7% over the next years, according to IDC. (Source: http://www.informationweek.com/big-data/big-data-analytics-market-to-hit-$203-billion-in-2020-/d/d-id/1327092)

In July 2013, Cisco forecasted that The Internet of Things, which consists of smart connected objects in homes, businesses and our surroundings that have the ability communicate over a multimodal network without human-to-human or human-to-computer involvement, would grow to 50 billion devices by the year 2020.

According to a report by Allied Market Research titled, “Mobile Security Market by Solution (Authentication, Sim card, Mobile application management, Mobile data protection and Firewall), Type (E-mail, Antivirus and Malware), End User (Individual user, Enterprise user, Financial Institutions, Retail, Government, Telecommunication & IT, Education, Manufacturing & Automotive Aerospace, Defense, Intelligence) and Operating System (iOS, Blackberry, Android, Windows) - Global Opportunity Analysis and Industry Forecast, 2013 - 2020”, the global mobile security market would reach $34.8 billion by 2020, registering a CAGR of 40.8% during 2014 – 2020.

The cyber security market size is estimated to grow from USD 122.45 Billion in 2016 to USD 202.36 Billion by 2021, at a CAGR of 10.6% during the forecast period. 2015 is considered to be the base year while the forecast period is 2016 – 2021. (Source: http://www.marketsandmarkets.com/Market-Reports/cyber-security-market-505.html?gclid=COSEpv-Ho9MCFYVgfgodYmAJXw)

Cyber crime damages will cost the world $6 trillion annually by 2021, up from $2 trillion in 2015. (Source: https://www.csoonline.com/article/3153707/security/top-5-cybersecurity-facts-figures-and-statistics.html)

According to industry sources, the cloud analytics market is expected to grow from $7.5 Billion in 2015 to $23.1 Billion in 2020 at a CAGR of 25.1% during the forecast period. (source: http://www.marketsandmarkets.com/PressReleases/cloud-based-business-analytics.asp)

According to a report by Gartner, the annual retail IT spend is more than $205 B annually and advanced analytics is the technology most retails (88%) believe will change their organization during the next five years. (Source: https://www.gartner.com/doc/3837964/market-guide-advanced-analytics-service)

The U.S. Federal IT market will reach $140 billion by 2023, growing at CAGR 3.6% in the period 2018-2023 according to Market Research Media (Source: https://www.marketresearchmedia.com/?p=193)

We expect that investment in IT research and development will continue to be strong in the future and that technologies like ours will deliver new level of value and opportunities for business enterprises.

Corporate Structure

We have three operating subsidiaries: (i) Inpixon USA (100% ownership) based in Larkspur, California and its wholly-owned subsidiary Inpixon Federal, Inc. based in Herndon, Virginia, which focuses on the U.S. Federal government market; (ii) Inpixon Canada Corp. based in Coquitlam, British Columbia; and (iii) Sysorex India (82.5% ownership) based in Hyderabad, India.

These consolidated subsidiaries operate in the following business segments:

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

Although the subsidiaries are separate legal entities, the Company is currently structured by function and organized to operate in an integrated fashion as one business.

Corporate History

The Company was formed in Nevada in April 1999.

On July 29, 2011, we acquired all of the stock of the U.S. Federal government business of the Company, which included Sysorex Federal and its subsidiary Sysorex Government, and 50.2% of the stock of the operating unit of the Company engaged in Saudi Arabian government contracts, Sysorex Arabia, LLC.

On March 20, 2013, we completed the acquisition of the assets of Lilien LLC, including all the outstanding capital stock of Lilien Systems. In conjunction with our name to Inpixon effective on March 1, 2017, Lilien Systems was renamed Inpixon USA. Inpixon USA, based in Larkspur, California, is an information technology company that provides a Big Data analytics platform and enterprise infrastructure capabilities. Inpixon USA delivers right-fit information technology solutions in enterprise computing and storage, virtualization, business continuity, networking and IT business consulting that help organizations reach their next level of business advantage.

Effective August 31, 2013, we acquired 100% of the stock of Shoom. Shoom, which was merged into Inpixon USA in January 2016, provides us with Cloud based data analytics and enterprise solutions to the media, publishing and entertainment industries.

Effective April 18, 2014, we acquired 100% of the stock of AirPatrol Corporation. AirPatrol, which was merged into Inpixon USA in January 2016, developed indoor device locationing, monitoring and management technologies for mobile devices operating on WiFi, cellular and wideband RF networks. Through AirPatrol we acquired two product lines, ZoneDefense (now rebranded “Inpixon Security”) and ZoneAware (now rebranded “Inpixon Intelligence”). These products and technologies deliver solutions to address an exploding global location-based mobile security and services (“LBS”) and real-time location systems (“RTLS”) market estimated to be more than $15.0 billion in 2016 and to grow to $77.8 billion by 2021, growing at 37.5% (Source:http://www.marketsandmarkets.com/Market-Reports/location-based-service-market- 96994431.html?gclid=CKz8gKml69ICFQx6fgodTkoBNQ). Inpixon Intelligence (formerly known as AirPatrol for Retail or Zone Aware) also serves as a location-based services, sales and marketing system. The security platform connects to third party apps on a user’s mobile device that provide functions such as location-based offers, discounts and suggestive selling, VIP service functions (for hotels, resorts, casinos, etc.), and location-based information delivery such as mobile-based guided tours of historic sites, points of interest and museums, shopping center maps, building floor plans and so on. These products require no app installation for anonymous collection of behavioral data such as traffic flow, entry and exit patterns, length of stay and other business intelligence and analytics functions.

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

On December 4, 2015 and effective January 1, 2016, our Board of Directors approved the following reorganization transactions: (1) statutory mergers of AirPatrol and Shoom with and into Lilien, pursuant to which Lilien was the surviving corporation and changed its name to “Sysorex USA”; and (2) a short-form statutory merger of the Company with a newly-formed wholly-owned Nevada corporation, pursuant to which the Company changed its name to “Sysorex Global”. Immediately prior to the consummation of these mergers, the Company carried out (i) an assignment from AirPatrol to the Company of all shares of capital stock of AirPatrol Research, pursuant to which AirPatrol Research became a direct subsidiary of the Company; (ii) the amendment of AirPatrol Research’s Notice of Articles to change its name to “Sysorex Canada Corp.”; (iii) the dissolution and winding up of Sysorex Federal, in which Sysorex Federal assigned and transferred all of its assets, including all outstanding shares of capital stock of Sysorex Government, to the Company, and the Company assumed Sysorex Federal’s debts and liabilities; (iv) an assignment from the Company to Lilien of all outstanding shares of capital stock of Sysorex Government, pursuant to which Sysorex Government became a direct subsidiary of Lilien.

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

Effective as of December 31, 2017 the Company acquired approximately 82.5% of the outstanding equity securities of Sysorex India Limited (“Sysorex India”) from Sysorex Consulting, Inc. (“SCI”) pursuant to that certain Stock Purchase Agreement dated as of December 31, 2017 by and among the Company, SCI and Sysorex India, for aggregate consideration for the assignment by the Company of $666,000 of outstanding receivables.

On January 18, 2018, the Company sold its 50.2% interest in Sysorex Arabia to Sysorex Consulting, Inc. (“SCI”) in consideration for SCI’s assumption of 50.2% of the assets and liabilities of Sysorex Arabia, totaling approximately $11,400 and $1,031,000, respectively.

On February 2, 2018, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada to increase the total number of authorized shares of common stock from 50,000,000 to 250,000,000, as approved by the Company’s stockholders at a special meeting held on February 2, 2018 and effective upon filing (the “Authorized Share Amendment”).

On February 2, 2018, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada to effect a 1-for-30 reverse stock split of the Company’s issued and outstanding shares of common stock, effective as of February 6, 2018 (the “Reverse Stock Split”). Our common stock began trading on a Reverse Stock Split-adjusted basis on the Nasdaq Capital Market at the opening of trading on February 6, 2018.

Our Products and Services

We provide the following products and services that may be used by any number of businesses and government agencies.

●	LightMiner Analytics Platform — This is an advanced solution for aggregating and mining multi-terabyte Big Data sets in real time for instant insights. The product is Cloud-based so there’s nothing to install and it is fully scalable to meet even the most demanding business requirements. Our quick start analytics modules are available for a variety of industry verticals and applications.

●	Data Science and Advanced Analytics Consulting Services — Our consulting services are backed by our data science and analytics team that develops data driven solutions for the most complex challenges. Our team’s extensive experience and unique strategies allow it to leverage Big Data in new ways to uncover hidden insights and create new business opportunities.

●	Inpixon Security (formerly AirPatrol ZoneDefense) – This is a mobile security and detection product that locates devices operating within a monitored area, determines their compliance with network security policies for that zone, and if the device is not compliant, can trigger policy modification of device apps and/or features either directly or via third party mobile device, application and network management tools.

●	Inpixon Intelligence (formerly AirPatrol ZoneAware) – This is a commercial product for enabling location and/or context-based marketing services and information delivery to mobile devices based on zones as small as 10 feet or as large as a square mile. The monitored areas may include a building, a campus, a mall, and outdoor regions like a downtown. Unlike other mobile locationing technologies, Inpixon technologies use passive sensors that work over both cellular and WiFi networks and offer device locationing and zone-based app and information delivery accurate to within 10 feet. Additionally, unlike geo-fencing systems, Inpixon technologies are capable of simultaneously enabling different policies and delivering different apps or information to multiple devices within the same zone based on contexts such as the type of device, the device user and time of day.

●	Shoom Products (eTearsheets; eInvoice, AdDelivery, ePaper) - The Shoom products are Cloud based applications and analytics for the media and publishing industry. These products also generate critical data analytics for the customers.

●	Enterprise Infrastructure Solutions and Services — These products and services help organizations tackle challenges and accelerate business goals by implementing best of breed technology solutions. We believe that our deep expertise in a broad range of infrastructure solutions, from storage and Big Data solutions to converged infrastructure and cyber security, delivers impactful results for our clients.

●	IT Services — From enterprise architecture design to custom application development and integration, Inpixon offers a variety of information technology development and implementation services including: systems integration with third-party data sources such as point of sale data; social media data; meteorological data; integration with data warehouse/data lakes; existing on-premise wi-fi access points; security/access-control systems; API integration with mobile device management products; and more.

2018 IPA Product Enhancements

Inpixon is a company in the information and technology industry and therefore keeping up with the technological advancements within the industry are critical to our long term success and growth. As a result, our senior management must continuously work to ensure that they remain informed and prepared to quickly adapt and leverage new technologies within our product and service offering as such technologies become available. In connection with that goal, our 2018 product roadmap development plans include the use of blockchain technology to maintain and propagate device reputation, enforcing security policies and attaining compliance, artificial intelligence for amassing anonymous device information and a voice-assisted analytics interface.

Blockchain Technology for Device Reputation

Our IPA platform locates, monitors and analyzes the path of all cellular, Wi-Fi, and Bluetooth devices, regardless of make, manufacturer or device type, allowing not just the ability to identify and prevent unwanted mobile devices, but also the ability to track and analyze device traffic within an indoor location. The addition of “device reputation” to our IPA platform has been an important component of our anticipated product enhancements. “Device reputation” refers to information regarding the particular history of a device, such as when a device enters a certain location, where within that location the device has travelled, the types of activities for which the device was previously used, including, but not limited to, whether the device is linked to prior fraudulent activities, and information concerning accounts that the device might be linked to.

We intend to use “blockchain technology” in order to propagate device reputation profiles. “Blockchain technology” refers to a type of decentralized “distributed ledger” or database that can be used to securely record, store, share and synchronize data or information across multiple networks in various locations. The lack of a centralized location to store information concerning a single device reputation profile results in a more secure repository for data and makes hacking or accessing that information for fraudulent purposes extremely difficult. Accessing and falsifying or otherwise using information that is stored across a network of multiple servers in different locations for fraudulent purposes would require breaching not just one server but the majority of the servers on which the information is stored making it significantly more difficult, if not impossible, to breach, thus creating a higher level of security. We intend to leverage open source blockchain technology available to us without cost, by re-engineering such technology from a transaction based schema to a behavior based schema in order to create a private proprietary code-base specifically for use within our IPA platform, to serve as a repository of “device reputation” collected in connection with our IPA platform’s analytics capabilities. The collected data regarding device behavior will be secured through conventional methods of encrypted storage allowing for tamper proof audit trails with respect to device activity and behavior. While we may decide to hire 1-3 additional employees during 2018 with greater expertise with blockchain technology, the addition of these employees is not critical to our business plans insofar as the intent is to use open source technology and consult with third parties and/or provide training for its employees on an as needed basis. We currently expect that proof of concept and the test scenario implementation of this technology within our IPA platform will be available at the end of the first quarter or the middle of the second quarter of 2018.

Artificial Intelligence

In 2018, we intend to expand our use of artificial intelligence (AI) and machine learning to anonymously capture device identity, build a repository of device profiles and fingerprints, and offer intelligent solutions, which will continue to be refined over time, for enterprise security and marketing customers. Following this enhancement, Inpixon’s IPA AI engine will be able to assist in providing predictive, more accurate, bidirectional information to secure the indoors. Inpixon’s IPA AI engine will interface with disparate customer site data sources and the platform’s locationing data. The AI engine will apply heuristic analytical algorithms to data that is accumulated over time, identifying new patterns in device and customer behavior, and deliver this information to customers and users via IPA and/or an application program interface (API) in real time. For the security domain, IPA’s AI analytics will be able to identify device behavior patterns on networks that are associated with existing blacklisted devices, analyze device behavior and, after pattern matching, predictively alert users to a potentially risky device and quarantine eminent threats. Inpixon intends to incorporate the use of blockchain technology in order to deliver the blacklisted catalog and risky behavior patterns to on-premises IPA components so that detection is near instantaneous. By applying the same technology to the retail and marketing dimension, IPA’s AI engine will give managers the ability to accurately predict and quantify variance in crowd movement patterns, footfalls, and revenue for store relocations and marketing campaigns, providing Inpixon customers with the opportunity to monetize this intelligence in correlation with big data like dwell time, weather patterns, and demographics. We intend to continue to add AI and machine learning enhancements to our platform as we expand our customer base and add new big data partners to our ecosystem.

Voice-Assisted Analytics Interface

We also intend to use enterprise voice-user interface (VUI) technology to support our network of retail and marketing customers in making better decisions with deeper intelligence. The VUI technology in our IPA platform will perform as a digital assistant for marketers, allowing them to make quick, hands-free decisions based on vetted, predictive information provided with simple voice/speech commands while also providing a complete audit trail. While the use of platforms such as Siri, Alexa, and Google Assistant have made VUIs modern household names, Inpixon’s IPA VUI is uniquely built for the enterprise marketing space digital assistant with no monitor, no keyboard, no mouse and only an audio input/output device that functions just like a search engine, listening for keywords. While the technology itself is not revolutionary, it will modernize meetings and brainstorm sessions by speeding up intelligence gathering, with nearly instantaneous access to company information and big data, it will be able to predict outcomes based on past information, and make suggestions to keep business moving efficiently and effectively. At the same time, Inpixon’s IPA VUI will maintain a written log of all queries, seamlessly reporting all statistics back to meeting attendees through an automated email. We currently expect that proof of concept of this technology within our IPA platform will be available in the second quarter of 2018.

Research and Development Expenses

Our future plans include significant investments in research and development and related product opportunities. Our management believes that we must continue to dedicate a significant amount of resources to research and development efforts to maintain a competitive position. Research and development expenses for the years ended December 31, 2017 and 2016 totaled $1.8 million and $2.3 million, respectively.

Sales and Marketing

IPA Segment

In our IPA segment, we utilize direct sales and marketing through approximately five sales representatives, who are compensated with a base salary and, in certain instances, with incentive plans such as commissions or bonuses. We utilize webinars, conferences, tradeshows and other direct and indirect marketing activities to generate demand for our products and services. We also have relationships with channel partners to directly engage with customers and to perform the installation services. We train our partners and we have our own channel/partner managers to support and augment partners as needed. We are in the process of expanding our channel partners in both security and intelligence markets.

Our Inpixon products are primarily sold on a license (up-front one-time fee) or software-as-a-service (SaaS) model. In our licensing model we also typically charge an annual maintenance fee. The SaaS model is typically for a 2-3 year contract and includes maintenance upgrades. The SaaS model generates a recurring revenue stream. Our Shoom product is on a monthly subscription model based on 2-3 year contracts.

Infrastructure Segment

For our infrastructure segment, we utilize direct marketing through approximately a dozen outside and inside sales representatives, who are compensated with a base salary and, in certain instances, with incentive plans such as commissions or bonuses. We utilize tradeshows, government events and websites, vendor provided market development funds and other direct and indirect marketing activities to generate demand for our products and services. We also have extensive relationships with vendor/supplier partners to directly engage with customers.

We have built a core competency in bidding on government requests for proposals in the infrastructure segment. We utilize our internal bid and proposal team as well as consultants to prepare the proposal responses for government clients. We also use business development, sales and account management employees or consultants.

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

The Infrastructure segment has a variety of contracts that vary from cost plus to time and material in its storage and computing and professional services segments. These apply to both commercial and government customers including contracts recently acquired from Integrio Technologies.

Customers

Inpixon has worked with over 1,000 customers company-wide since inception. These customers include many civilian and defense federal, state and local government agencies as well as enterprise customers in retail, manufacturing, life sciences, bio-tech, high-tech, agriculture, financial services, state and local government, utilities, media and entertainment, telecom and many other verticals. A partial list of Infrastructure segment customers include Healthnet, Gilead Sciences, Dow Jones Local Media Group, Gannett, RockStar Games, Hewlett Packard, Evault, Hawaii Electric, Hearst Corporation, E& J Gallo Winery, U.S. Army, U.S. Navy, Business Wire, Premera Blue Cross and the City of Seattle. IPA segment customers include Cadillac Fairview, Al Nakheel, Finance Factors and several U.S. Federal Government agencies and certain other Fortune 1000 companies.

The Company does not depend on one or a few customers, however, as a result of our acquisition of Integrio, there are a few large government contracts (SEWP, CIO-CS, GSA) that may generate a significant portion of our revenues during 2018, but these are task order contracts that come from a variety of end-user customers. In the private sector we have long term client relationships that may generate approximately 5%-10% of our revenue in a particular quarter as a result of a large project that may be in process, but once the project is completed another project may not be immediately undertaken.

 Competition

Our IPA segment products compete with WiFi based detection companies such as Aruba, Cisco, Euclid Analytics and other smaller companies. However, these companies currently offer only WiFi detection and therefore we believe they cannot achieve the accuracy that Inpixon can achieve. Inpixon has partnered with or replaced some of these companies because it offers WiFi, cellular, RFID and Bluetooth and has a location accuracy of approximately 10-feet. Mobile device management companies like AirWatch, Mobile Iron and Good Technology have also integrated with Inpixon instead of developing competing products. MerlinOne and PressTeligence compete with the functionality of our Shoom products, but typically provide information only for the specific customer and not for the customer’s competitors or for the industry.

In the Infrastructure segment, we face substantial competition from other national, multi-regional, regional and local value-added resellers and IT service providers, some of which may have greater financial and other resources than we do or that may have more fully developed business relationships with clients or prospective clients than we do. Many of our competitors compete principally on the basis of price and may have lower costs or accept lower selling prices than we do and, therefore, we may need to reduce our prices. In addition, manufacturers may choose to market their products directly to end-users, rather than through IT solutions providers such as us, and this could adversely affect our business, financial condition and results of operations.

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

Intellectual Property

The Company expects to file trademark applications for the names Inpixon, Inpixon — Indoor Positioning & Analytics, and Inpixon — Security Dome. The Company uses several trademarks relating to the products and services of Inpixon/AirPatrol and owns one registered mark, ZoneDefense®. The Company has several awarded and/or pending patent applications in various countries, including the United States, relating to Inpixon/AirPatrol products and two pending patent applications, both of which are filed in the United States, relating to Lightminer products. The awarded patents were issued September 23, 2015, September 23, 2014 and September 16, 2014 and will expire in the years 2032, 2031 and 2028, respectively.

Government Regulation

In general, we are subject to numerous federal, state and foreign legal requirements on matters as diverse as data privacy and protection, employment and labor relations, immigration, taxation, anticorruption, import/export controls, trade restrictions, internal and disclosure control obligations, securities regulation and anti-competition.

Furthermore, U.S. Government contracts generally are subject to the Federal Acquisition Regulation (“FAR”), which sets forth policies, procedures and requirements for the acquisition of goods and services by the U.S. Government, department-specific regulations that implement or supplement DFAR, such as the DoD’s Defense Federal Acquisition Regulation Supplement (“DFARS”) and other applicable laws and regulations. We are also subject to the Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with certain contract negotiations; the Procurement Integrity Act, which regulates access to competitor bid and proposal information and government source selection information, and our ability to provide compensation to certain former government officials; the Civil False Claims Act, which provides for substantial civil penalties for violations, including for submission of a false or fraudulent claim to the U.S. Government for payment or approval; and the U.S. Government Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under certain cost-based U.S. Government contracts.

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

Employees

As of March 9, 2018, we have 86 employees including 4 part-time employees. This includes 5 officers, 12 sales personnel, 2 marketing personnel, 56 technical/engineering personnel and 11 finance and administration personnel.

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

Corporate Information

Our principal executive offices are located at 2479 E. Bayshore Road, Suite 195, Palo Alto, CA 94303, and our telephone number is (408) 702-2167. Our subsidiaries maintain offices in Herndon Virginia, Larkspur California, Encino California, and Coquitlam, British Columbia. Our Internet website is www.inpixon.com. The information on, or that can be accessed through, our website is not part of this report, and you should not rely on any such information in making any investment decision relating to our common stock.

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

Risks Related to Our Consolidated Operations

We have completed five acquisitions since 2013, including Lilien, Shoom, AirPatrol, LightMiner and Integrio, and may pursue a divestiture of our VAR Business which includes the businesses acquired from Lilien and Integrio, which may make it difficult for potential investors to evaluate our future consolidated business. Furthermore, due to the risks and uncertainties related to the acquisition of new businesses, any such acquisition does not guarantee that we will be able to attain profitability.

Between March 2013 and November 2016, we completed five acquisitions and are currently contemplating a divesture of our VAR Business. Our limited combined operating history makes it difficult for potential investors to evaluate our business or prospective operations or the merits of an investment in our securities. We are subject to the risks inherent in the financing, expenditures, complications and delays characteristic of a newly combined business. These risks are described below under the risk factor titled “Any future acquisitions that we may make could disrupt our business, cause dilution to our stockholders and harm our business, financial condition or operating results.” In addition, while the former affiliates of four of these businesses have indemnified the Company from any undisclosed liabilities, there may not be adequate resources to cover such indemnity. Furthermore, there are risks that the vendors, suppliers and customers of these acquired entities may not renew their relationships for which there is no indemnification. Accordingly, our business and success faces risks from uncertainties inherent to developing companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

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

We continue to integrate the operations of AirPatrol and LightMiner, and Integrio into Inpixon Federal (effective January 1, 2016, Shoom and AirPatrol were merged into Lilien, which changed its name to Sysorex USA and then to Inpixon USA on March 1, 2017) and this process involves complex operational, technological and personnel-related challenges, which are time-consuming and expensive and may disrupt our ongoing business operations. Furthermore, integration involves a number of risks, including, but not limited to:

●	difficulties or complications in combining the companies’ operations;

●	differences in controls, procedures and policies, regulatory standards and business cultures among the combined companies;

●	the diversion of management’s attention from our ongoing core business operations;

●	increased exposure to certain governmental regulations and compliance requirements;

●	the potential loss of key personnel;

●	the potential loss of key customers or suppliers who choose not to do business with the combined business;

●	difficulties or delays in consolidating the acquired companies’ technology platforms, including implementing systems designed to continue to ensure that the Company maintains effective disclosure controls and procedures and internal control over financial reporting for the combined company and enable the Company to continue to comply with U.S. GAAP and applicable U.S. securities laws and regulations;

●	unanticipated costs and other assumed contingent liabilities;

●	difficulty comparing financial reports due to differing financial and/or internal reporting systems;

●	making any necessary modifications to internal financial control standards to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder; and/or

●	possible tax costs or inefficiencies associated with integrating the operations of the combined company.

These factors could cause us to not fully realize the anticipated financial and/or strategic benefits of the acquisitions and the recent reorganization, which could have a material adverse effect on our business, financial condition and/or results of operations.

Even if we are able to successfully operate the businesses of AirPatrol and LightMiner and, to the extent that a sale or divesture of Inpixon USA is not consummated, Integrio within Inpixon Federal, we may not be able to realize the revenue and other synergies and growth that we anticipated from these acquisitions in the time frame that we currently expect, and the costs of achieving these benefits may be higher than what we currently expect, because of a number of risks, including, but not limited to:

●	the possibility that the acquisition may not further our business strategy as we expected;

●	the possibility that we may not be able to expand the reach and customer base for the acquired companies current and future products as expected; and

●	the possibility that the carrying amounts of goodwill and other purchased intangible assets may not be recoverable.

As a result of these risks, the acquisitions and integration may not contribute to our earnings as expected, we may not achieve expected revenue synergies or our return on invested capital targets when expected, or at all, and we may not achieve the other anticipated strategic and financial benefits of the acquisitions and the reorganization.

The risks arising with respect to the historic business and operations of our recent acquisition targets may be different from what we anticipate, which could significantly increase the costs and decrease the benefits of the acquisition and materially and adversely affect our operations going forward.

Although we performed significant financial, legal, technological and business due diligence with respect to our recent acquisition targets, we may not have appreciated, understood or fully anticipated the extent of the risks associated with the acquisitions. We have secured indemnification for certain matters from the former equity holders of Lilien, Shoom, AirPatrol and Integrio in order to mitigate the consequences of breaches of representations, warranties and covenants under the merger agreements and the risks associated with historic operations, including those with respect to compliance with laws, accuracy of financial statements, financial reporting controls and procedures, tax matters and undisclosed liabilities, and certain matters known to us. We believe that the indemnification provisions of the merger agreements, together with any applicable holdback escrows (in the case of AirPatrol, Shoom and LightMiner) and insurance policies that we have in place will limit the economic consequences of the issues we have identified in our due diligence to acceptable levels. Notwithstanding our exercise of due diligence and risk mitigation strategies, the risks of the acquisition and the costs associated with these risks may be greater than we anticipate. We may not be able to contain or control the costs associated with unanticipated risks or liabilities, which could materially and adversely affect our business, liquidity, capital resources or results of operations.

A significant portion of the purchase price for our acquisition of Lilien, Shoom, AirPatrol, LightMiner and Integrio is allocated to goodwill and intangible assets that are subject to periodic impairment evaluations. An impairment loss could have a material adverse impact on our financial condition and results of operations.

The Company acquired $4.5 million of goodwill and $5.4 million of intangible assets relating to our acquisition of Lilien, $1.2 million of goodwill and $2.8 million of intangible assets relating to our acquisition of Shoom, $7.4 million of goodwill and $13.3 million of intangible assets relating to our acquisition of AirPatrol, $3.5 million of intangible assets relating to our acquisition of LightMiner and $3.3 million of goodwill and $4.9 million of intangible assets relating to our acquisition of Integrio. As required by current accounting standards, we review intangible assets for impairment either annually or whenever changes in circumstances indicate that the carrying value may not be recoverable. The risk of impairment to goodwill is higher during the early years following an acquisition. This is because the fair values of these assets align very closely with what we paid to acquire the reporting units to which these assets are assigned. As a result, the difference between the carrying value of the reporting unit and its fair value (typically referred to as “headroom”) is smaller at the time of acquisition. Until this headroom grows over time, due to business growth or lower carrying value of the reporting unit, a relatively small decrease in reporting unit fair value can trigger impairment charges. When impairment charges are triggered, they tend to be material due to the size of the assets involved. Our business would be adversely affected, and impairment of goodwill could be triggered, if any of the following were to occur: higher attrition rates than planned as a result of the competitive environment or our inability to provide products and services that are competitive in the marketplace, lower-than-planned adoption rates by customers, higher-than-expected expense levels to provide services to clients, and changes in our business model that may impact one or more of these variables. During the year ended December 31, 2016 we recorded an impairment charge for goodwill in the amount of $7.4 million. During the year ended December 31, 2017 we recorded an impairment charge for goodwill of $8.4 million.

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

Our recent acquisitions require a substantial expansion of the Company’s systems, workforce and facilities and we anticipate that we may need to consummate additional acquisitions in connection with the expansion of our indoor positioning business. We may fail to adequately manage our anticipated future growth. The substantial growth in our operations as a result of our acquisitions has, and is expected to continue to, place a significant strain on our administrative, financial and operational resources, and increase demands on our management and on our operational and administrative systems, controls and other resources. There can be no assurance that our systems, procedures and controls will be adequate to support our operations as they expand. We cannot assure you that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. As part of this growth, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employee base, and maintain close coordination among our staff. We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing staff and systems.

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

Our cash and cash equivalents were $141,000 at December 31, 2017, compared with $1.8 million at December 31, 2016. We continue to incur significant operating losses, and management expects that significant on-going operating expenditures will be necessary to successfully implement our business plan and develop and market our products. These circumstances raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements included elsewhere in this Annual Report on Form 10-K are issued. Implementation of our plans and our ability to continue as a going concern will depend upon our ability to market our technology and raise additional capital.

Management believes that we have access to capital resources through possible public or private equity offerings, exchange offers, debt financings, corporate collaborations or other means. In addition, we continue to explore opportunities to strategically monetize our technology and our services, although there can be no assurance that we will be successful with such plans. We have historically been able to raise capital through equity offerings, although no assurance can be provided that we will continue to be successful in the future. If we are unable to raise sufficient capital through 2018 or otherwise, we will not be able to pay our obligations as they become due.

We will need to increase the size of our organization, and we may experience difficulties in managing growth, which could hurt our financial performance.

In addition to employees hired in connection with our recent acquisitions and any other companies which we may acquire in the future, we anticipate that we will need to expand our employee infrastructure for managerial, operational, financial and other resources at the parent company level. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

We have a history of operating losses and working capital deficiency and there is no assurance that we will be able to achieve profitability or raise additional financing.

We have a history of operating losses and working capital deficiency. We have incurred recurring net losses of approximately $27.5 million and $35.0 million for the fiscal years ended 2016 and 2017, respectively. We had a working capital deficiency of approximately $21.0 million and $32.8 million as of December 31, 2016 and December 31, 2017, respectively. The continuation of our Company is dependent upon attaining and maintaining profitable operations and raising additional capital as needed, but there can be no assurance that we will be able to raise any further financing.

Our ability to generate positive cash flow from operations is dependent upon sustaining certain cost reductions and generating sufficient revenues. In that regard, our revenues have declined by approximately 75% for Q4 2017 and 15% for the year ended December 31 2017, respectively, as compared to the same periods for the prior fiscal year as a result of our credit limitations with vendors and suppliers limiting our ability to process orders in our Infrastructure/VAR segment. Our management is evaluating options and strategic transactions including possibly divesting our infrastructure segment and continuing to market and promote our new products and technologies, however, there is no guarantee that these efforts will be successful or that any such transaction will be consummated or that or that we will be able to achieve or sustain profitability. We have funded our operations primarily with proceeds from public and private offerings of our common stock and secured and unsecured debt instruments. Our history of operating losses and cash uses, our projections of the level of cash that will be required for our operations to reach profitability, and the terms of the financing transactions that we completed in the past, may impair our ability to raise capital on terms that we consider reasonable and at the levels that we will require over the coming months. We cannot provide any assurances that we will be able to secure additional funding from public or private offerings or debt financings on terms acceptable to us, if at all. If we are unable to obtain the requisite amount of financing needed to fund our planned operations, it would have a material adverse effect on our business and ability to continue as a going concern, and we may have to curtail, or even to cease, certain operations. If additional funds are raised through the issuance of equity securities or convertible debt securities, it will be dilutive to our stockholders and could result in a decrease in our stock price.

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

Our obligations to our senior secured lender, Payplant LLC (“PayPlant”), are secured by a security interest in substantially all of our assets, so if we default on those obligations, the lenders could foreclose on, liquidate and/or take possession of our assets. If that were to happen, we could be forced to curtail, or even to cease, our operations.

We issued a revolving Secured Promissory Note to GemCap Lending I, LLC dated as of November 14, 2016 which was assigned to Payplant on August 14, 2017 together with the Amended and Restated GemCap Loan and Security Agreement: Payplant Loan and Security Agreement, dated as of August 14, 2017 (the “Payplant Loan Agreement”). As of December 31, 2017, we had approximately $1.1 million in outstanding revolving credit loans. All amounts due under the Secured Promissory Note and Debenture are secured by our assets. As a result, if we default on our obligations under the Secured Promissory Note, Payplant could foreclose on its security interest and liquidate or take possession of some or all of these assets, which would harm our business, financial condition and results of operations and could require us to curtail, or even to cease our operations.

Payplant, the Debenture Holders and the holders of convertible promissory notes (the “November 2017 Notes”) issued in November 2017 (the “November Noteholders”) have certain rights upon an event of default under their respective agreements that could harm our business, financial condition and results of operations and could require us to curtail or cease our operations.

Payplant, the Debenture Holders, and the November Noteholders have certain rights upon an event of default. With respect to Payplant, such rights include an increase in the interest rate on any advances made pursuant to the Payplant Loan Agreement, the right to accelerate the payment of any outstanding advances made pursuant to the Payplant Loan Agreement, the right to directly receive payments made by account debtors and the right to foreclose on our assets, among other rights. The Payplant Loan Agreement includes in its definition of an event of default, among other occurrences, the failure to pay any principal when due within two business days, the termination, winding up, liquidation or dissolution of any borrower, the filing of a tax lien by a governmental agency against any borrower, and any reduction in ownership of our wholly owned subsidiaries, Inpixon USA and Inpixon Federal.

With respect to the Debenture Holders, such rights include the right to accelerate all amounts outstanding under the Debenture and demand a mandatory default payment in an amount equal to the greater of (i) the outstanding principal amount of the Debenture, plus all accrued and unpaid interest, divided by the conversion price on the date the mandatory default amount is either (A) demanded (if demand or notice is required to create an event of default) or otherwise due or (B) paid in full, whichever has a lower conversion price, multiplied by the VWAP (as defined in the Debenture) on the date the mandatory default amount is either (x) demanded or otherwise due or (y) paid in full, whichever has a higher VWAP, or (ii) 125% of the outstanding principal amount plus 100% of accrued and unpaid interest, and (b) all other amounts, costs, expenses and liquidated damages due in respect of the Debenture. Each of the following events shall constitute an event of default: failure to make a payment obligation, failure to observe certain covenants of the Debenture or related agreements (subject to applicable cure periods), breach of representation or warranty, bankruptcy, default under another significant contract or credit obligation, delisting of the common stock, a change in control, or failure to deliver stock certificates in a timely manner.

The November Holders have the right to accelerate all amounts outstanding under the November 2017 Notes payable in cash in an amount equal to the greater of (a) the outstanding balance divided by $13.50 (subject to adjustment as set forth in the November 2017 Notes) on the date the note is demanded, multiplied by the VWAP on such date, or (b) the outstanding balance following multiplying the outstanding balance as of the date the applicable default occurred by (a) 15% for each occurrence of any Major Default (as defined in the November 2017 Notes), or (b) 5% for each occurrence of any Minor Default (as defined in the November 2017 Notes), and then adding the resulting product to the outstanding balance as of the date the applicable default occurred, with the sum of the foregoing then becoming the outstanding balance under the November 2017 Notes as of the date the applicable default occurred; provided that the Default Effect (as defined in the November 2017 Notes) may only be applied three (3) times with respect to Major Defaults and three (3) times with respect to Minor Defaults; and provided further that the Default Effect shall not apply to any default pursuant to Section 4.1(b) of the November 2017 Notes. Each of the following events shall constitute an event of default: failure to pay any principal, interest, fees, charges, or any other amount when due and payable under the November 2017 Notes; (b) failure to deliver any Lender Conversion Shares (as defined in the November 2017 Notes); (c) failure to deliver any Redemption Conversion Shares (as defined below); (d) a receiver, trustee or other similar official shall be appointed over the Company or a material part of its assets and such appointment shall remain uncontested for twenty (20) days or shall not be dismissed or discharged within sixty (60) days; (e) Company becomes insolvent or generally fails to pay, or admits in writing its inability to pay, its debts as they become due, subject to applicable grace periods, if any; (f) Company makes a general assignment for the benefit of creditors; (g) Company files a petition for relief under any bankruptcy, insolvency or similar law (domestic or foreign); (h) an involuntary bankruptcy proceeding is commenced or filed against Company; (i) Company defaults or otherwise fails to observe or perform any covenant, obligation, condition or agreement of the Company, with certain limitations; (j) any representation, warranty or other statement made or furnished by or on behalf of the Company in connection with the issuance of the November 2017 Notes is false, incorrect, incomplete or misleading in any material respect when made or furnished; (k) the occurrence of a Fundamental Transaction (as defined in the November 2017 Notes) without lender’s prior written consent; (l) the Company fails to maintain the Share Reserve (as defined in the November 2017 Notes); (m) the Company effectuates a reverse split of its common stock without twenty (20) trading days prior written notice to lender; (n) any money judgment, writ or similar process is entered or filed against the Company or any subsidiary or any of its property or other assets for more than $600,000.00, and shall remain unvacated, unbonded or unstayed for a period of twenty (20) calendar days unless otherwise consented to by lender; (o) the Company fails to be DWAC eligible; (p) the Company fails to observe or perform any covenant set forth in the purchase agreement; and (q) the Company breaches any covenant or other term or condition contained in any Other Agreements (as defined in the November 2017 Notes).

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

The Payplant Loan Agreement also contains other customary covenants. We may not be able to comply with these covenants in the future. Our failure to comply with these covenants may result in the declaration of an event of default and cause us to be unable to borrow under the Payplant Loan Agreement. In addition to preventing additional borrowings under the Payplant Loan Agreement, an event of default, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under the Payplant Loan Agreement, which would require us to pay all amounts outstanding. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us or at all. Our failure to repay the indebtedness would result in Payplant foreclosing on all or a portion of our assets and force us to curtail, or even to cease, our operations.

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

Adverse judgments or settlements in legal proceedings could materially harm our business, financial condition, operating results and cash flows.

We are currently subject to pending claims for non-payment by certain vendors in an aggregate amount of approximately $5.4 million, which is approximately 20% of our total assets as of December 31, 2017. In addition, as of the date of this annual report we have received a notice to cure in connection with the failure to pay charges of approximately $154,000 in connection with certain property lease agreements. We may also be a party to other claims that arise from time to time in the ordinary course of our business, which may include those related to, for example, contracts, sub-contracts, protection of confidential information or trade secrets, adversary proceedings arising from customer bankruptcies, employment of our workforce and immigration requirements or compliance with any of a wide array of state and federal statutes, rules and regulations that pertain to different aspects of our business. We may also be required to initiate expensive litigation or other proceedings to protect our business interests. There is a risk that we will not be successful or otherwise be able to satisfactorily resolve any pending or future litigation. In addition, litigation and other legal claims are subject to inherent uncertainties and management’s view of currently pending legal matters may change in the future. Those uncertainties include, but are not limited to, litigation costs and attorneys’ fees, unpredictable judicial or jury decisions and the differing laws and judicial proclivities regarding damage awards among the states in which we operate. Unexpected outcomes in such legal proceedings, or changes in management’s evaluation or predictions of the likely outcomes of such proceedings (possibly resulting in changes in established reserves), could have a material adverse effect on our business, financial condition, results of operations and cash flows. Due to recurring losses and net capital deficiency, our current financial status may increase our default and litigation risks and may make us more financially vulnerable in the face of pending or threatened litigation.

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

Our sales to our public sector customers are impacted by government spending policies, budget priorities and revenue levels. Although our sales to federal, state and local government are diversified across multiple agencies and departments, they collectively accounted for approximately 37% and 13% of 2017 and 2016 net sales, respectively. An adverse change in government spending policies (including budget cuts at the federal level), budget priorities or revenue levels could cause our public sector customers to reduce their purchases or to terminate or not renew their contracts with us, which could adversely affect our business, results of operations or cash flows.

Our business could be adversely affected by the loss of certain vendor partner relationships and the availability of their products.

We purchase products for resale from vendor partners, which include OEMs, software publishers, and wholesale distributors. For the year ended December 31, 2017, approximately 75% of our revenue was from purchases from vendor partners as defined above. We are authorized by vendor partners to sell all or some of their products via direct marketing activities. Our authorization with each vendor partner is subject to specific terms and conditions regarding such things as sales channel restrictions, product return privileges, price protection policies and purchase discounts. In the event we were to lose one of our significant vendor partners, our business could be adversely affected. If we complete the sale or spin-off of our VAR Business, as further described herein, we anticipate that our revenues levels will decrease by approximately 90% of our historical revenue levels.

We have entered, and expect to continue to enter, into joint venture, teaming and other arrangements, and these activities involve risks and uncertainties. A failure of any such relationship could have material adverse results on our business and results of operations.

We have entered, and expect to continue to enter, into joint venture, teaming and other arrangements. These activities involve risks and uncertainties, including the risk of the joint venture or applicable entity failing to satisfy its obligations, which may result in certain liabilities to us for guarantees and other commitments, the challenges in achieving strategic objectives and expected benefits of the business arrangement, the risk of conflicts arising between us and our partners and the difficulty of managing and resolving such conflicts, and the difficulty of managing or otherwise monitoring such business arrangements. A failure of our business relationships could have a material adverse effect on our business and results of operations.

Our business and operations expose us to numerous legal and regulatory requirements and any violation of these requirements could harm our business.

We are subject to numerous federal, state and foreign legal requirements on matters as diverse as data privacy and protection, employment and labor relations, immigration, taxation, anticorruption, import/export controls, trade restrictions, internal control and disclosure control obligations, securities regulation and anti-competition. Compliance with diverse and changing legal requirements is costly, time-consuming and requires significant resources. We are also focused on expanding our business in certain identified growth areas, such as health information technology, energy and environment, which are highly regulated and may expose us to increased compliance risk. Violations of one or more of these diverse legal requirements in the conduct of our business could result in significant fines and other damages, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation. Violations of these regulations or contractual obligations related to regulatory compliance in connection with the performance of customer contracts could also result in liability for significant monetary damages, fines and/or criminal prosecution, unfavorable publicity and other reputational damage, restrictions on our ability to compete for certain work and allegations by our customers that we have not performed our contractual obligations.

If we do not adequately protect our intellectual property rights, we may experience a loss of revenue and our operations and growth prospects may be materially harmed.

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

Given the significant levels of competition that characterize the IT reseller market, it is unlikely that we will be able to increase gross profit margins through increases in sales of IT products alone. Any increase in gross profit margins from this operating sector, if we choose to continue this sector, will depend, in part, on the growth of our higher margin businesses such as IT consulting and professional services. In addition, low margins increase the sensitivity of our results of operations to increases in costs of financing. Any failure by us to maintain or increase our gross profit margins could have a material adverse effect on our financial condition and results of operations.

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

Our operations depend upon our relationships with our clients. Revenues from out IT products and services are typically driven by purchase orders received every month. The majority of revenues from our IT products and services come from one time purchase orders that do not guarantee any future recurring revenues. Approximately 24% of such revenues are recurring and based on contracts that range from 1-5 years for warranty and maintenance support. For these contracts the customer is invoiced one time and pays up front for the full term of the warranty and maintenance contract. Revenue from these contracts is determinable ratably over the contract period with the unearned revenue recorded as deferred revenue and amortized over the contract period. Clients with these types of contracts may cease providing new purchase orders at any time, may elect not to renew such contracts, cancel and request a refund of maintenance/warranty services that have not yet been provided (upon 30 days advance written notice) or reschedule purchases. If clients cease providing us with new purchase orders, diminish the services purchased from us, cancel executed purchase orders or delay future purchase orders, revenues received from the sale of our IT products and services would be negatively impacted, which could have a material adverse effect on our business and results of operations. There is no guarantee that we will be able to retain or generate future revenue from our existing clients or develop relationships with new clients.

We rely on a limited number of key customers, the importance of which may vary dramatically from year to year, and a loss of one or more of these key customers may adversely affect our operating results.

Our top three customers accounted for approximately 26% and 40% of our gross revenue during the years ended December 31, 2017 and 2016, respectively. One customer accounted for 28% of our gross revenue in 2016, was a significant contributor in 2017 however this customer may or may not continue to be a significant contributor to revenue in 2018. The loss of a significant amount of business from one of our major customers would materially and adversely affect our results of operations until such time, if ever, as we are able to replace the lost business. Significant clients or projects in any one period may not continue to be significant clients or projects in other periods. To the extent that we are dependent on any single customer, we are subject to the risks faced by that customer to the extent that such risks impede the customer’s ability to stay in business and make timely payments to us.

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

Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for products received from us and any work performed by us. The timely collection of our receivables allows us to generate cash flow, provide working capital and continue our business operations. Our clients may fail to pay or delay the payment of invoices for a number of reasons, including financial difficulties resulting from macroeconomic conditions or lack of an approved budget. An extended delay or default in payment relating to a significant account will have a material and adverse effect on the aging schedule and turnover days of our accounts receivable. If we are unable to timely collect our receivables from our clients for any reason, our business and financial condition could be adversely affected.

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

Our location based security and detection operating segment is substantially dependent upon enterprises and governments recognizing that advanced persistent threats (“APTs”) and other security attacks are pervasive and are not effectively prevented by legacy security solutions. High visibility attacks on prominent enterprises and governments have increased market awareness of the problem of APTs and security attacks and help to provide an impetus for enterprises and governments to devote resources to protecting against attacks, such as testing our platform, purchasing it, and broadly deploying it within their organizations. If APTs and other security attacks were to decline, or enterprises or governments perceived that the general level of attacks has declined, our ability to attract new customers and expand its offerings for existing customers could be materially and adversely affected, which would, in turn, have a material adverse effect on our financial condition, results of operations and growth prospects.

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

A substantial portion of our U.S. revenues from our operations have been from and will continue to be from sales and services rendered directly or indirectly to the U.S. Government. Consequently, our revenues are highly dependent on the Government’s demand for computer systems and related services. Our revenues from the U.S. Government largely result from contracts awarded to us under various U.S. Government programs, primarily defense-related programs with the Department of Defense (DoD), as well as a broad range of programs with the Federal Bureau of Investigation (FBI), Bureau of Prisons, National Institute of Health (NIH), National Aeronautics and Space Administration (NASA), Department of Homeland Security, the Intelligence Community and other departments and agencies. Cost cutting including through consolidation and elimination of duplicative organizations and insurance has become a major initiative for DoD. The funding of our programs is subject to the overall U.S. Government budget and appropriation decisions and processes which are driven by numerous factors, including geo-political events and macroeconomic conditions. It is expected that U.S. Government spending on IT will decrease from 6% Compound Annual Growth Rate (CAGR) during the first decade of the 21st Century to 3%. (Source: Market Research Media — U.S. Federal IT Market Forecast 2013-2018). The overall level of U.S. defense spending increased in recent years for numerous reasons, including increases in funding of operations in Iraq and Afghanistan. However, with the winding down of both wars, defense spending levels are becoming increasingly difficult to predict and are expected to be affected by numerous factors. Such factors include priorities of the Administration and the Congress, and the overall health of the U.S. and world economies and the state of governmental finances.

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

A significant reduction in defense spending could have long-term consequences for our size and structure. In addition, reduction in government priorities and requirements could impact the funding, or the timing of funding, of our programs, which could negatively impact our results of operations and financial condition. In addition, we are involved in U.S. Government programs which are classified by the U.S. Government and our ability to discuss these programs, including any risks and disputes and claims associated with and our performance under such programs, could be limited due to applicable security restrictions.

The U.S. government systems integration business is intensely competitive and we may not be able to win government bids when competing against much larger companies, which could reduce our revenues.

Large computer systems integration contracts awarded by the U.S. Government are few in number and are awarded through a formal competitive bidding process, including indefinite delivery/indefinite quantity (IDIQ), GSA Schedule and other multi-award contracts. Bids are awarded on the basis of price, compliance with technical bidding specifications, technical expertise and, in some cases, demonstrated management ability to perform the contract. There can be no assurance that the Company will win and/or fulfill additional contracts. Moreover, the award of these contracts is subject to protest procedures and there can be no assurance that the Company will prevail in any ensuing legal protest. The Company’s failure to secure a significant dollar volume of U.S. Government contracts in the future would adversely affect our Inpixon Federal subsidiary.

The U.S. Government systems integration business is intensely competitive and subject to rapid change. The Company competes with a large number of systems integrators, hardware and software manufacturers, and other large and diverse companies attempting to enter or expand their presence in the U.S. Government market. Many of the existing and potential competitors have greater financial, operating and technological resources than the Company. The competitive environment may require us to make changes in our pricing, services or marketing. The competitive bidding process involves substantial costs and a number of risks, including significant cost and managerial time to prepare bids and proposals for contracts that may not be awarded to us, or that may be awarded, but for which we do not receive meaningful revenues. Accordingly, our success depends on our ability to develop services and products that address changing needs and to provide people and technology needed to deliver these services and products. To remain competitive, we must consistently provide superior service, technology and performance on a cost-effective basis to our customers. Our response to competition could cause us to expend significant financial and other resources, disrupt our operations and strain relationships with partners, any of which could harm our business and/or financial condition.

Inpixon Federal’s financial performance is dependent on our ability to perform on our U.S. government contracts, which are subject to termination for convenience, which could harm our results of operations and financial condition.

Inpixon Federal’s financial performance is dependent on our performance under our U.S. Government contracts. With the Integrio acquisition the Company’s government contract revenue has increased significantly and represents approximately 67% of its revenue during the year ended December 31, 2017. Government customers have the right to cancel any contract at their convenience. An unanticipated termination of, or reduced purchases under, one of the Company’s major contracts whether due to lack of funding, for convenience or otherwise, or the occurrence of delays, cost overruns and product failures could adversely impact our results of operations and financial condition. If one of our contracts were terminated for convenience, we would generally be entitled to payments for our allowable costs and would receive some allowance for profit on the work performed. If one of our contracts were terminated for default, we would generally be entitled to payments for our work that has been accepted by the government. A termination arising out of our default could expose us to liability and have a negative impact on our ability to obtain future contracts and orders. Furthermore, on contracts for which we are a subcontractor and not the prime contractor, the U.S. Government could terminate the prime contract for convenience or otherwise, irrespective of our performance as a subcontractor. The termination or cancellation of U.S. Government contracts, no matter what the reason, could harm our results of operations and financial condition.

Our failure to comply with a variety of complex procurement rules and regulations could result in our being liable for penalties, including termination of our U.S. government contracts, disqualification from bidding on future U.S. government contracts and suspension or debarment from U.S. government contracting that could adversely affect our financial condition.

We must comply with laws and regulations relating to the formation, administration and performance of U.S. Government contracts, which affect how we do business with our customers and may impose added costs on our business. U.S. Government contracts generally are subject to: (i) the Federal Acquisition Regulation (FAR), which sets forth policies, procedures and requirements for the acquisition of goods and services by the U.S. Government; (ii) department-specific regulations that implement or supplement FAR, such as the DoD’s Defense Federal Acquisition Regulation Supplement (DFARS); and (iii) other applicable laws and regulations. We are also subject to the Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with certain contract negotiations; the Procurement Integrity Act, which regulates access to competitor bid and proposal information and government source selection information, and our ability to provide compensation to certain former government officials; the Civil False Claims Act, which provides for substantial civil penalties for violations, including for submission of a false or fraudulent claim to the U.S. Government for payment or approval; and the U.S. Government Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under certain cost-based U.S. Government contracts. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustment, and audit requirements. A contractor’s failure to comply with these regulations and requirements could result in reductions to the value of contracts, contract modifications or termination, and the assessment of penalties and fines and lead to suspension or debarment, for cause, from government contracting or subcontracting for a period of time. In addition, government contractors are also subject to routine audits and investigations by U.S. Government agencies such as the Defense Contract Audit Agency (DCAA) and Defense Contract Management Agency (DCMA). These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of and a contractor’s compliance with its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. During the term of any suspension or debarment by any U.S. Government agency, contractors can be prohibited from competing for or being awarded contracts by U.S. Government agencies. The termination of any of the Company’s significant government contracts or the imposition of fines, damages, suspensions or debarment would adversely affect the Company’s business and financial condition.

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

Most of our U.S. Government contracts are multi-award, multi-year IDIQ task order based contracts, which generally provide for fixed price schedules for products and services, have no pre-set delivery schedules, have very low minimum purchase requirements, are typically competed over among multiple awardees and force us to carry the burden of any cost overruns. Due to their nature, fixed-priced contracts inherently have more risk than cost reimbursable contracts. If we are unable to control costs or if our initial cost estimates are incorrect, we can lose money on these contracts. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts, we may not realize their full benefits. Lower earnings caused by cost overruns and cost controls would have a negative impact on our results of operations. The U.S. Government has the right to enter into contract with other suppliers, which may be competitive with the Company’s IDIQ contracts. The Company also performs fixed priced contracts under which the Company agrees to provide specific quantities of products and services over time for a fixed price. Since the price competition to win both IDIQ and fixed price contracts is intense and the costs of future contract performance cannot be predicted with certainty, there can be no assurance as to the profits, if any, that the Company will realize over the term of such contracts.

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

Our foreign operations pose complex management, foreign currency, legal, tax and economic risks, which we may not adequately address. We have foreign operations in the Middle East which we are winding down. At the same time, we provide our products and services to customers worldwide and expect to do business in South Asia. These risks differ from and potentially may be greater than those associated with our domestic business.

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

Our international operations are subject to the U.S. Foreign Corrupt Practices Act (FCPA), and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. and other business entities for the purpose of obtaining or retaining business. We have operations and deal with governmental customers in countries known to experience corruption, including certain countries in the Middle East and in the future, the Far East. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, consultants or contractors that could be in violation of various laws including the FCPA, even though these parties are not always subject to our control. We are also subject to import-export control regulations restricting the use and dissemination of information classified for national security purposes and the export of certain products, services, and technical data, including requirements regarding any applicable licensing of our employees involved in such work.

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

The Company intends to use open source blockchain technology in its IPA platform.  This technology has been scrutinized by regulatory agencies and therefore we may be impacted by unfavorable regulatory action in one or more jurisdictions.

The Company intends to use open source blockchain technology as a secure repository for “device reputation” acquired by its IPA platform. Blockchain technologies have been the subject of scrutiny by various regulatory bodies around the world. The Company could be impacted by one or more regulatory inquiries or actions, including but not limited to restrictions on the use of blockchain technology, which could impede or limit the use of this technology within our product offerings.

We intend to use and leverage open source technology in our IPA platform which may create risks of security weaknesses.

Some parts of our technology may be based on open-source technology, including the blockchain technology that we intend to use in our IPA platform, There is a risk that the development team, or other third parties may intentionally or unintentionally introduce weaknesses or bugs into the core infrastructure elements of our technology solutions interfering with the use of such technology or causing loss to the Company.

 The use of new and untested technologies, including blockchain technology, may result in risks that we may not be able to currently anticipate.

Blockchain technology is a relatively new and untested technology. In addition to the risks set forth here, there are risks with the use of this technology that the Company cannot anticipate. Risks may further materialize as unanticipated combinations or variations from the risks set forth here.

We may not be able to develop new products or enhance our product to keep pace with our industry’s rapidly changing technology and customer requirements.

The industry in which we operate is characterized by rapid technological changes, new product introductions, enhancements, and evolving industry standards. Our business prospects depend on our ability to develop new products and applications for our technology in new markets that develop as a result of technological and scientific advances, while improving performance and cost-effectiveness. New technologies, techniques or products could emerge that might offer better combinations of price and performance than the blockchain technology solutions that are being developed by the Company. It is important that we anticipate changes in technology and market demand. If we do not successfully innovate and introduce new technology into our anticipated technology solutions or effectively manage the transitions of our technology to new product offerings, our business, financial condition and results of operations could be harmed.

Risks Related to Our Securities

We are eligible to be treated as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which we refer to as the Sarbanes-Oxley Act, (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements and two years of selected financial data in this annual report. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700.0 million as of any June 30 before that time or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Following consummation of our initial public offering, we became subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002 or the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports, proxy statements, and other information. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. Our Chief Executive Officer and Chief Financial Officer are required to certify that our disclosure controls and procedures are effective in ensuring that material information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We will need to hire additional financial reporting, internal controls and other financial personnel in order to enhance appropriate internal controls and reporting procedures. As a result, we will incur significant legal, accounting and other expenses. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. In addition, we cannot predict or estimate the amount of additional costs we may incur in order to comply with these requirements. We anticipate that these costs will materially increase our selling, general and administrative expenses.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting. In connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we may identify deficiencies. Additionally, in the event we are no longer a smaller reporting company, as defined under the Exchange Act, and we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act of 2002, then we may not be able to obtain the independent registered public accountants’ certifications required by that act, which may preclude us from keeping our filings with the SEC current, and interfere with the ability of investors to trade our securities and our shares to continue to be listed on The Nasdaq Capital Market.

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

In general, a non-affiliated person who has held restricted shares for a period of six months, under Rule 144, may sell into the market our common stock all of their shares, subject to the Company being current in its periodic reports filed with the SEC. As of March 20, 2018, approximately 9,316,320 shares of common stock of the 9,339,291 shares outstanding were free trading.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares.

In addition, as of March 20, 2018, there were 8,302,590 shares subject to outstanding warrants, 8,322 shares subject to outstanding options under the plan, 1,389 shares subject to options not under the plan, 630,139 shares issuable upon the conversion of the November Note, 4,000 shares of common stock reserved for issuance to investor relations firms, an additional 97,284 shares reserved for future issuance under our Amended and Restated 2011 Employee Stock Incentive Plan and up to an additional 2,000,000 shares of common stock which may be issued under the Company’s 2018 Employee Stock Incentive Plan that will become, or have already become, eligible for sale in the public market to the extent permitted by any applicable vesting requirements, the lock-up agreements and Rule 144 under the Securities Act.

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

On October 24, 2017, the Company received notification (the “Staff Delisting Determination”) from Nasdaq that it has not regained compliance with the Minimum Stockholders’ Equity Requirement. The Company appealed the Staff Delisting Determination and requested a hearing that was held on December 7, 2017. As a result, the suspension and delisting was stayed pending the issuance of a written decision by the Nasdaq Hearings Panel (the “Panel”).

By decision dated December 14, 2017, the Panel granted the Company’s request for a further extension, through April 23, 2018, to evidence compliance with the $2,500,000 stockholders’ equity requirement. The Company’s continued listing on Nasdaq through April 23, 2018 and thereafter is subject to the Company’s compliance with certain interim milestones, which, if not timely satisfied, may result in the delisting of the Company’s common stock from Nasdaq.

As of December 31, 2017, we had a stockholder’s deficit equal to $18,853,000 and therefore, were not compliant with the stockholder’s equity requirement as of such date. While we are pursuing actions to cure the deficiency including, but not limited to a possible sale or divesture of our Infrastructure segment, there are no assurances that any such transaction will be consummated. If we are unable to complete such transactions or otherwise comply with the Minimum Stockholders’ Equity Requirement by April 23, 2018, our common stock may be delisted, which could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. Without a Nasdaq listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock could decline. Delisting from Nasdaq could also result in negative publicity and could also make it more difficult for us to raise additional capital. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from Nasdaq, will be listed on another national securities exchange or quoted on an over-the counter quotation system.

On August 14, 2017, we received a deficiency letter from Nasdaq indicating that, based on our closing bid price for the last 30 consecutive business days, we do not comply with the minimum bid price requirement of $1.00 per share, as set forth in Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had a grace period of 180 calendar days, or until February 12, 2018, to regain compliance with the minimum closing bid price requirement for continued listing. We effected a 1-for-30 reverse stock split on February 6, 2018 in response to our non-compliance with the minimum bid price requirement and as of the date of this filing we have achieved compliance with the minimum bid price requirement, however, there are no assurances that we will be able to continue to maintain such compliance.

There may be future sales or other dilution of our equity, which may adversely affect the market price of our common stock.

We are generally not restricted from issuing additional common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. The market price of our common stock could decline as a result of sales of common stock or securities that are convertible into or exchangeable for, or that represent the right to receive common stock or the perception that such sales could occur.

If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock relies in part on the research and reports that equity research analysts publish about us and our business. We do not control these analysts. The price of our common stock could decline if one or more equity research analysts downgrade our common stock or if they issue other unfavorable commentary or cease publishing reports about us or our business.

Risks Related to the Divestiture

The proposed divestiture of our VAR business may not be completed on the currently contemplated timeline or terms, or at all, may be more expensive than anticipated and may not achieve the intended benefits.

We are currently contemplating a divestiture of our VAR business via our wholly-owned subsidiary, Inpixon USA. The separation is subject to final board approval of the terms of such transaction, SEC clearance, market and certain other conditions, and there can be no assurance as to whether or when such a transaction will occur. Unforeseen developments, including possible delays in obtaining various tax and regulatory approvals or clearances, could delay or prevent the proposed separation or cause the proposed separation to occur on terms or conditions that are less favorable and/or different than expected. We expect the process of completing such transaction will be time-consuming and involve significant costs and expenses, which may be significantly higher than what we currently anticipate, may increase in the event that the timing of the transaction is delayed and may not yield a benefit if the transaction is not completed. Executing the proposed transaction, as well as performing our obligations under any transition services agreement entered into with Inpixon USA for a period of time after the separation, will require significant time and attention from our senior management and employees, which could adversely affect our business, financial results and results of operations.

Separating the businesses may also result in dis-synergies post-separation that could negatively impact the balance sheet, income statement and cash flows of each business. Moreover, we may not realize some or all of the anticipated strategic, financial, operational, marketing or other benefits from the Inpixon USA. As independent companies, Inpixon and Inpixon USA would each be smaller, less diversified companies with narrower business focuses and may be more vulnerable to changing market conditions, which could materially and adversely affect their respective businesses, financial condition and results of operations and lead to increased volatility in the price of our common stock. In addition, there can be no assurance that the combined value of the common stock of the two companies would be equal to or greater than what the value of our common stock would have been had the proposed separation not occurred.

If the divestiture is structured as a spin-off and does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, Inpixon, Inpixon USA and Inpixon stockholders could be subject to significant tax liabilities.

In order for a spin-off transaction to be classified as tax-free it must comply with several statutory and non-statutory requirements of Section 355 of the Code and the corresponding Treasury Regulations. These requirements include, among other things: proof of control by Inpixon of Inpixon USA, an active trade or business in both entities for a specified period of time, evidence that the transaction is not merely a device for the distribution of earnings and profits of either entity and a distribution by Inpixon of all of its securities of Inpixon USA held immediately prior to the transaction. If the spin-off, together with certain related transactions, fails to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, under Sections 355 and 368(a)(1)(D) of the Code, in general, Inpixon would recognize taxable gain as if it had sold the Inpixon USA common stock in a taxable sale for its fair market value, and Inpixon stockholders who receive Inpixon USA shares in the spin-off may be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares.

While we may seek indemnification from Inpixon USA in the event that any taxes are incurred by us (or any related costs or damages) as a result of the spin-off to the extent any such obligations result from (i) an acquisition of all or a portion of the equity securities or assets of Inpixon USA, whether by merger or otherwise (and regardless of whether Inpixon USA participated in or otherwise facilitated the acquisition), (ii) other actions or failures to act by Inpixon USA or (iii) any of the representations or undertaking of Inpixon USA contained in any of the spin-off-related agreements being incorrect or violated, there are no assurances that we will obtain such indemnifications. In addition, we may be required to indemnify Inpixon USA to the extent that it incurs any taxes as a result of Inpixon consummating a transaction similar to the ones described above. As a result, any resulting tax obligations incurred by us or Inpixon USA for which we may be required to indemnify it for could have a material adverse effect on the Company.

The Company and Inpixon USA may not be able to engage in desirable strategic or capital-raising transactions following the separation.

Under current law, a spin-off can be rendered taxable to the parent corporation and its stockholders as a result of certain post-spin-off acquisitions of shares or assets of the spun-off corporation or any other controlled corporation. For example, a spin-off may result in taxable gain to the parent corporation under Section 355(e) of the Code if the spin-off were later deemed to be part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, shares representing a 50% or greater interest (by vote or value) in the spun-off corporation. As a result, if the divestiture is structured as a spin-off in order to preserve the tax-free treatment of the separation and the distribution, we and Inpixon USA may be restricted from (i) entering into any transaction pursuant to which all or a portion of the shares of our common stock would be acquired, whether by merger or otherwise, (ii) issuing equity securities beyond certain thresholds, (iii) repurchasing shares of our common stock other than in certain open-market transactions, or (iv) ceasing to actively conduct certain of our businesses. As a result, these restrictions may limit our ability to pursue certain strategic transactions, equity issuances or repurchases or other transactions that we believe to be in the best interests of our stockholders or that might increase the value of our business.

If the divestiture is structured as a spin-off, certain members of management and directors may hold stock in both Inpixon and Inpixon USA, and as a result may face actual or potential conflicts of interest.

If the divestiture is structured as a spin-off, certain of the management and directors of each of Inpixon and Inpixon USA may own both Inpixon common stock and Inpixon USA common stock. This ownership overlap could create, or appear to create, potential conflicts of interest when Inpixon USA management and directors and Inpixon’s management and directors face decisions that could have different implications for Inpixon USA and Inpixon. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between Inpixon USA and Inpixon regarding the terms of the agreements governing the spin-off and Inpixon USA relationship with Inpixon thereafter. Potential conflicts of interest may also arise out of any commercial arrangements that Inpixon USA or Inpixon may enter into in the future.

ITEM 1B: UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to provide this information.

ITEM 2: PROPERTIES

The Company’s executive offices consist of approximately 4,377 square feet and are located at 2479 E. Bayshore Road, Suite 195, Palo Alto, CA 94303. In October 2014 the Company entered into a 64-month lease for the facility at a monthly base rent of $14,225, which increases by approximately 3% in accordance with a schedule provided in the lease agreement. The term of the lease expires January 31, 2020.

Inpixon Federal’s offices and warehouse are located at:

●	2355 Dulles Corner Blvd., Suite 600, Dulles Corner, Herndon, VA 20171. The current monthly rent is approximately $29,000 for approximately 11,000 square feet of office space. The monthly rent will increase by approximately 3% as of April 1, 2018. The lease expires on September 30, 2018. On November 3, 2017, the landlord advised Inpixon Federal that there were open charges of approximately $157,000 that were unpaid under the lease. The Company and the landlord have come to an agreement whereby the Company will pay the past due balance in installments through July 2018.

●	23020 Eaglewood Court, Sterling, VA 20166. This is subleased warehouse space for which we pay $5,800 per month. The sublease expires on July 31, 2018.

Inpixon USA’s executive offices are located at:

●	700 Larkspur Landing Circle, Suite 199, Larkspur, CA 94939. The current monthly rent is approximately $2,590 for use of 2 offices under a lease that is on a month to month basis for up to 6 months. If the lease is extended past the initial 6 months term, the monthly rent will increase by approximately 7%.

●	6345 Balboa Boulevard, Suite 247, Encino, CA 91316. The monthly rent was $10,780 until April 1, 2017 and has been reduced to $6,814 per month since April 1, 2017 with an approximately 2.5% increase on August 1, 2018 and each anniversary date thereafter, for approximately 5,986 square feet of office space under a lease that expires on July 31, 2017 with a five-year option to extend. The lease has been extended for an additional 48 months from August 1, 2017 through July 31, 2021. We relocated our operations to and occupy Suite 140, which is approximately 3,169 square feet, as of June 1, 2017. We currently pay the landlord a pro rata share of operating costs. Pursuant to the lease extension agreement, the operating expense calculation will change on April 1, 2017 and be reset to a base year of 2017.

Inpixon Canada Inc. has an office of approximately 6,656 square feet that is located at 2963 Glen Drive, Suites 405 and 400, Coquitlam, BC V3P 2B7. The monthly rent under the lease is comprised of a base rent of approximately $11,650 CAD (subject to an increase by approximately 10% as of October 1, 2018) plus the pro rata share of the operating costs which approximates $8,000 CAD per month. The lease expires on September 30, 2021 with a five-year option to extend.

We believe that each of our properties is suitable and adequate for the operations conducted therein.

ITEM 3: LEGAL PROCEEDINGS

VersionOne

On March 1, 2017, VersionOne, Inc. filed a complaint in the United States District Court, Eastern District of Virginia, against Inpixon, Inpixon USA, and Inpixon Federal, Inc. (the “Company Parties”). The complaint alleges that VersionOne provided services to Integrio Technologies, LLC (“Integrio”) having a value of $486,337, that in settlement of this amount Integrio and VersionOne entered into an agreement (the “Settlement Agreement”) whereby Integrio agreed to pay, and VersionOne agreed to accept as full payment, $243,169 (the “Settlement Amount”), and that as a result of the Defendants’ acquisition of the assets of Integrio, Defendants assumed the Settlement Amount but failed to pay amounts owed to VersionOne. The complaint also alleges that, subsequent to the closing of the acquisition, VersionOne provided additional services to the Company Parties having a value of $144,724, for which it has not been paid. VersionOne alleges that the Company Parties , have an obligation to pay both the Settlement Amount and the cost of the additional services. On Dec. 8, 2017, the court in VersionOne entered judgment against Inpixon, Inpixon Federal, and Inpixon USA, jointly and severally, in the amount of $334,339.37.

Embarcadero

On August 10, 2017, Embarcadero Technologies, Inc. (“Embarcadero”) and Idera, Inc. (“Idera”) filed a complaint in the U.S. Federal District Court for the Western District of Texas against Inpixon Federal, Inc. and Integrio Technologies, LLC (“Integrio”) for failure to pay for purchased software and services pursuant to certain reseller agreements. The complaint alleges that Inpixon Federal, Inc. entered into an agreement with Integrio to acquire certain assets and assume certain liabilities of Integrio and are therefore responsible for any amounts due. In the complaint, Embarcadero and Idera demand that Inpixon Federal, Inc. and Integrio pay $1,100,000.00 in damages. The parties are currently in settlement negotiations.

Micro Focus

On August 11, 2017, Micro Focus (US) Inc. (“Micro Focus”), filed a complaint in the Circuit Court of Fairfax County, Virginia against Inpixon Federal, Inc. (“Inpixon Federal”) for failure to pay a debt settlement entered into on March 13, 2017 for a principal amount of $245,538.33 plus accrued interest. The complaint demands full payment of the principal amount of $245,538.33 plus accrued interest. On October 31, 2017, Micro Focus filed a motion for summary judgment against Inpixon Federal. The Company consented to the court entering summary judgment in favor of Micro Focus in the amount of $245,538.33, with interest accruing at 10% per annum from June 13, 2017 until payment is completed.

Virtual Imaging

On December 28, 2017, Virtual Imaging, Inc. (“Virtual Imaging”) filed a complaint in the United States District Court, Eastern District of Virginia, against Inpixon USA, and Inpixon Federal, Inc. (collectively, “Defendants”). The complaint alleges that Virtual Imaging provided products to the Defendants having an aggregate value of $3,938,390.28, of which $3,688,390.88 remains outstanding and overdue. Virtual Imaging has demanded compensation for the unpaid amount of $3,688,390.88. The Company has not yet responded to such complaint.

Deque

On January 22, 2018, Deque Systems, Inc. filed a motion for entry of default judgment (the “Motion”) against Inpixon Federal in the Circuit Court of Fairfax County, Virginia. The Motion alleges that Inpixon Federal failed to respond to a complaint served on November 22, 2017. The Motion requests a default judgment in the amount of $336,000. A trial is currently scheduled for September 12, 2018.

There are no other material pending legal proceedings as defined by Item 103 of Regulation S-K, to which we are a party or of which any of our property is the subject, other than ordinary routine litigation incidental to the Company’s business.

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

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades under the symbol “INPX” on the Nasdaq Capital Market and traded under the symbol “SYRX” prior to the March 1, 2017 name change. The following table sets forth the high and low sales prices on Nasdaq during the years ended December 31, 2017 and 2016. All prices reflect the 1-for-30 reverse stock split effected on February 6, 2018.

Period	High	Low
Year Ended December 31, 2017
October 1, 2017 through December 31, 2017	$18.30	$6.00
July 1, 2017 through September 30, 2017	$29.40	$5.70
April 1, 2017 through June 30, 2017	$138.30	$19.50
January 1, 2017 through March 31, 2017	$139.50	$75.90

Year Ended December 31, 2016
October 1, 2016 through December 31, 2016	$332.40	$72.00
July 1, 2016 through September 30, 2016	$251.40	$148.50
April 1, 2016 through June 30, 2016	$288.00	$121.20
January 1, 2016 through March 31, 2016	$324.00	$210.90

Holders of Record

According to our transfer agent, as of March [1], 2018 we had approximately [580] shareholders of record. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name. Our stock transfer agent is Corporate Stock Transfer Inc., 3200 Cherry Creek Drive South, Suite 430, Denver, CO 80209.

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

Recent Issuances of Unregistered Securities

On December 19, 2016 the Company issued 111 shares of common stock to a consultant under the terms of a consulting services agreement which were fully vested upon date of grant.

On December 23, 2016 the Company issued 111 shares of common stock to consultants under the terms of a consulting services agreements which were fully vested upon date of grant.

On July 19, 2017, the Company issued 3,259 shares to an entity for services. The Company recorded an expense of $87,000 for the fair value of those shares.

On November 17, 2017, the Company issued a $1,745,000 principal face amount note to an accredited investor which yielded net proceeds of $1,500,000 to the Company.

On December 6, 2017, the Company issued 5,393 shares to an entity for services. The Company recorded an expense of $55,000 for the fair value of those shares.

The securities above were issued as restricted securities in transactions that were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act, which exempts transactions by an issuer not involving any public offering. The Company relied on the representations made in the transaction documents signed by the applicable securities holders. No commissions were paid and no underwriter or placement agent was involved in these transactions. Other transactions that took place during the quarter ended December 31, 2017 pursuant to which we issued unregistered securities have been reported on the Current Reports on Form 8-K we filed with the Securities and Exchange Commission.

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

Except where indicated, all share and per share data in this section, as well as the consolidated financial statements, reflect the 1 for 15 reverse stock split of the Company’s common stock effected on March 1, 2017 and the 1 for 30 reverse stock split effected on February 6, 2018.

Overview of Our Business

We provide a number of different technology products and services to private and public sector customers. Effective January 1, 2017 the Company changed the way it analyzes and assesses divisional performance of the Company. The Company re-aligned its operating segments along those division business lines and now operates in two segments, namely Indoor Positioning Analytics and Infrastructure. Our premier proprietary product secures, digitizes and optimizes the interior of any premises with indoor positioning and data analytics that provide rich positional information, similar to a global positioning system, and browser-like intelligence for the indoors. Other products and services that we provide include enterprise computing and storage, virtualization, business continuity, data migration, custom application development, networking and information technology, and business consulting services.

Indoor Positioning Analytics Segment

Revenues from our Indoor Positioning Analytics (IPA) segment were flat in 2017 as a result of our limited capital and financial challenges. However, we do expect to grow this segment in 2018. The IPA segment does have long sales cycles which are a result from customer related issues such as budget and procurement processes but also because of the early stages of indoor-positioning technology and the learning curve required for customers to implement such solutions. Customers also engage in a pilot program first which prolongs sales cycles and is typical of most emerging technology adoption curves. We anticipate sales cycles to improve in 2018 as our customer base moves from innovators to mainstream customer adoption. The sales cycle is also improving with the increased presence and awareness of beacon and Wi-Fi locationing technologies in the market. IPA segment sales can be licensed based with government customers but are primarily on a SaaS model with commercial customers. Our other SaaS products include cloud-based applications for media customers, which allow us to generate industry analytics that complement our indoor-positioning solutions.

Infrastructure Segment

Our storage and computing component of our Infrastructure segment revenues are typically driven by purchase orders that are received on a monthly basis. Approximately 41% of Company revenues are from these purchase orders which are recurring contracts that range from one to five years for warranty and maintenance support. For these contracts the customer is invoiced one time and pays Inpixon upfront for the full term of the warranty and maintenance contract. Revenue from these contracts is determinable ratably over the contract period with the unearned revenue recorded as deferred revenue and amortized over the contract period. Our revenues are diversified over hundreds of customers and typically no one customer exceeds 15% of revenues however from time to time a large order from a customer could put it temporarily above 15%. During the year ended December 31, 2017, one customer generated sales of 15% of our total revenues. Management believes this diversification provides stability to our revenue streams.

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

Inpixon has many key vendor, technology, wholesale distribution and strategic partner relationships. These relationships are critical for us to deliver solutions to our customers. We have a variety of vendors and also products that we provide to our customers, and most of these products are purchased through the distribution partners. We also have joint venture partnerships and teaming agreements with various technology and service providers for this segment as well as our other business segments. These relationships range from joint-selling activities to product integration efforts. We have been facing serious credit challenges with these vendors given our financial circumstances, but we are working on solving these issues as we move forward and improve our liquidity.

In addition our business is required to meet certain regulatory requirements. The federal government agencies who are our customers in particular have a range of regulatory requirements including ITAR certifications, DCAA compliancy in our government contracts and other technical or security clearance requirements as may be required from time to time.

We experienced a net loss of $27.5 million for the year ended December 31, 2016 and a net loss of $35.0 million for the year ended December 31, 2017. We cannot assure that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. In order to continue our operations, we have supplemented the revenues we earned with proceeds from the sale of our equity and debt securities and proceeds from loans and bank credit lines. Furthermore, except for our Payplant facility, we have no committed source of financing and we cannot assure that we will be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to scale back our business operations by reducing expenditures for employees, consultants, business development and marketing efforts, selling assets or one or more segments of our business, or otherwise severely curtailing our operations. As discussed above, in order to streamline our business we are currently evaluating certain strategic transactions, including, but not limited to a possible sale or spin-off our Infrastructure segment or VAR business. The sale or potential spin-off of this business segment would significantly reduce our revenues since they account for approximately 92% of our total revenues, however, such a divesture or spin-off of would also significantly reduce operating expenses and eliminate substantially all of our trade debt. The sale of or spin-off of this segment would allow Inpixon to solely focus on the Indoor Positioning Analytics business for which we have historically recognized lower revenues, but which we believe has greater growth potential and substantially better gross margins than the Infrastructure segment. The spin-off would be beneficial to Inpixon USA and its wholly-owned subsidiary Inpixon Federal as well because it could focus is resources on its core business and without the burden of the Inpixon entity it could reach profitability sooner.

Recent Events

Debenture-Related Transactions

On April 19, 2017, Inpixon entered into an exchange agreement (the “First Exchange Agreement”) with the holders (the “Debenture Holder”) in connection with an interest payment due on May 9, 2017, pursuant to the Company’s 8% Original Issue Discount Senior Secured Convertible Debenture in the principal amount of $5,700,000 (the “Debenture”). The Debenture was issued on August 9, 2016 pursuant to that certain securities purchase agreement dated as of that same date (the “Securities Purchase Agreement”), by and between the Company and the Debenture Holder. In accordance with the First Exchange Agreement, solely in respect of the interest payment in the amount of $343,267 due on May 9, 2017, under the Debenture, the Company and the Debenture Holder agreed that $315,700 of such interest payment will be made in in the form of 3,667 shares of the Company’s common stock issued at an interest conversion rate equal to $86.10 per share (the “Interest Shares”). The Interest Shares were issued on April 20, 2017. In addition, the Debenture Holder also waived the Equity Condition (as defined in the Debenture) in connection with the issuance of the Interest Shares. On June 28, 2017, the Company redeemed an aggregate amount of approximately $2,850,000 in principal and accrued interest due under the Debenture.

On December 11, 2017, the Company and the then Debenture Holders, with a current aggregate principal amount of $2,763,545.25, entered into an Amendment Agreement (the “Amendment Agreement”) to modify the terms of the Securities Purchase Agreement to, among other things,

(i) extend the maturity date of the Debentures from August 9, 2018 to January 2, 2019 (the “Maturity Date”);

(ii) suspend all payments of interest and other amounts scheduled to be made on the Debentures after December 11, 2017;

(iii) reduce the conversion price of the Debentures to a fixed price of $7.20 (the “Conversion Price”);

(iv) terminate any security interests pursuant to that certain security agreement entered into in connection

In addition, one of the Debenture Holders agreed that to the extent it has not exercised those outstanding warrants originally issued to it by the Company on June 30, 2017 (the “June 2017 Warrants”) in full, on or prior to December 31, 2017, such Debenture Holder’s right to exercise such June 2017 Warrants or any other rights granted pursuant to such June 2017 Warrants would be terminated and the June 2017 Warrants would be cancelled on the books and records of the Company. The Such warrants were not exercised and were therefore cancelled.

On December 29, 2017, the Company entered into a Second Amendment Agreement (the “Second Amendment Agreement”) to modify the terms of the securities purchase agreement and the Debentures to amend the conversion price then in effect to a price equal to up to a discount of 30% of the closing price of the Company’s common stock as reported by the Nasdaq Stock Market as of the date immediately prior to each applicable conversion date, with a floor of $3.00.

The issuance of the shares of common stock in connection with the Amendment Agreement and Second Amendment Agreement were approved by the Company’s stockholders on December 8, 2017 in accordance with NASDAQ Listing Rule 5635(d).

On January 5, 2018, in order to facilitate the completion of the January 2018 Offering, the holder of the Debentures agreed to amend the Debenture to prevent any conversions until the Authorized Share Amendment was filed, to reserve and keep available out of its authorized and unissued shares of Common Stock, not less than 150% of the aggregate number of shares of the Company’s Common Stock for issuance upon conversion of the Debenture and payment of interest on the Debenture; and to provide for an Event of Default (as defined in the Debenture). if (the Authorized Share Amendment was not effected or a sufficient number of shares of Common Stock for issuance upon conversion of the outstanding principal plus accrued or unpaid interest underlying the Debentures was not effected on or prior to February 15, 2018.

As of February 9, 2018, the Company had issued a total of 275,259 shares of common stock to the holder of the Debenture and the Debentures had been converted in full.

June 2017 Capital Raise

On June 30, 2017, the Company completed the previously announced registered underwritten public offering (the “June 2017 Offering”) of an aggregate of (i) 61,649 Class A Units (the “Class A Units”), with each Class A Unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $39.375 per share (“Exercise Price”) and (ii) 4,060 Class B Units (the “Class B Units”), with each Class B Unit consisting of one share of Series 2 Preferred Stock and one warrant to purchase the number of shares of common stock equal to the number of shares of common stock underlying the Series 2 Preferred Stock at the Exercise Price. The warrants issued in the offering contained a price protection provision pursuant to which the Exercise Price would be reduced in the event the Company issued additional securities at a price per share that was less than the Exercise Price, provided however, the adjustment would not be less than $15.00. The net proceeds to the Company from the transactions, after deducting the placement agent’s fees and expenses but before paying the Company’s estimated offering expenses, and excluding the proceeds, if any, from the exercise of the warrants was approximately $5,711,850. Immediately after completion of the June 2017 Offering, the Company redeemed outstanding indebtedness in the amount of approximately $5,512,000.

In connection with the June 2017 Offering, the Company entered into that certain waiver and consent agreement, dated June 28, 2017, (the “Waiver and Consent Agreement”) with those purchasers (the “December 2016 Purchasers”) signatory to that certain securities purchase agreement, dated as of December 12, 2016 (the “December 2016 SPA”). Pursuant to the terms of the Waiver and Consent Agreement, the December 2016 Purchasers agreed to waive (the “Waiver”) the variable rate transaction prohibition contained in the December 2016 SPA, which, if not waived, prohibits the adjustment to the exercise price set forth in the warrants  issued in the June 2017 Offering. In consideration of the Waiver, the warrants held by the December 2016 Purchasers issued in accordance with the December 2016 SPA (the “December 2016 Warrants”) were amended to equal the Exercise Price of the warrants issued in the June 2017 Offering and to provide for an adjustment to the Exercise Price to the extent shares of Common Stock are issued or sold for a consideration per share that is less than the exercise price then in effect; provided, that the exercise price will not be less than $15.00 per share. As of September 30, 2017 all Series 2 Preferred Stock had been converted to shares of Common Stock.

Series 2 Preferred Stock

On August 14, 2017, the Company entered into an exchange right agreement (the “Second Exchange Agreement”) with the holder of our then outstanding Series 2 Preferred Stock, pursuant to which the Company granted the Debenture Holder the right to exchange 1,850 shares of the Company’s Series 2 Convertible Preferred Stock (the “Preferred Shares”) owned by the Debenture Holder for up to an aggregate of 186,869 shares (the “Exchange Shares”) of the Company’s common stock. Pursuant to the Second Exchange Agreement, for so long as the Preferred Shares remain outstanding, each outstanding Preferred Share was exchangeable for the number of Exchange Shares equal to the quotient obtained by dividing $1,000 by $0.33. As of the date of this prospectus supplement, all of the Exchange Shares have been issued. The Exchange Shares were issued in accordance with the exemption from registration provided by Section 3(a)(9) of the Securities Act.

Agreement with Warrant Holders

On August 9, 2017, the Company entered into a warrant exercise agreement (the “Warrant Exercise Agreement”) with certain participants in the Offering representing a majority of the then outstanding Warrants (defined below) (collectively, the “Warrant Holders” and each, a “Warrant Holder”) pursuant to which the Warrant Holders agreed to exercise, for up to an aggregate of 36,524 shares of common stock, the warrants (the “Warrants”) issued pursuant to that certain warrant agency agreement, dated as of June 30, 2017 (the “Warrant Agency Agreement”), by and between the Company and Corporate Stock Transfer, as warrant agent (the “Warrant Agent”), provided that the Company agreed to:

(a)      amend the Warrant Agency Agreement to reduce the exercise price of the Warrants from $39.75 per share to $9.00 per share in accordance with the terms and conditions of Amendment No. 1 to the Warrant Agency Agreement, dated August 9, 2017 between the Company and the Warrant Agent (“Warrant Agreement Amendment”), with the consent of Aegis Capital Corp. and the registered holders of a majority of the outstanding Warrants; and

(b)      issue additional five-year warrants to the Warrant Holders, for the number of shares of common stock equal to the number of exercised shares purchased by such Warrant Holder (the “Additional Warrant Shares”), at an exercise price of $16.50 per share (the “Additional Warrant”) for warrants to purchase up to an aggregate of 36,524 shares of common stock.

The Warrant Holders agreed to exercise up to 36,524 shares of common stock underlying the Warrants (the “Exercised Shares”) for aggregate gross proceeds of $328,715.70 from the exercise of the Warrants. The Warrants and Exercised Shares were registered on the Registration Statement on Form S-1 filed by the Company (333-218173) and declared effective on June 28, 2017.

Effective as of December 15, 2017, the Company, pursuant to certain Exchange Agreements (the “Exchange Agreement”), by and between the Company and the December 2016 Purchasers, agreed to issue up to an aggregate of 66,667 shares (the “Exchange Shares”) of the Company’s common stock to the December 2016 Purchasers, in exchange for the termination and cancellation of the December 2016 Warrants.

Loan and Security Agreement

Pursuant to the terms of a Commercial Loan Purchase Agreement, dated as of August 14, 2017 (the “Purchase Agreement”), Gemcap Lending I, LLC (“GemCap”) sold and assigned to Payplant LLC, as agent for Payplant Alternatives Fund LLC (“Payplant” or “Lender”), all of its right, title and interest to that certain revolving Secured Promissory Note in an aggregate principal amount of up to $10,000,000 (the “GemCap Note”) issued in accordance with that certain Loan and Security Agreement, dated as of November 14, 2016 (the “GemCap Loan”), by and among Gemcap and the Company and its wholly-owned subsidiaries, Inpixon USA (“INPXUSA” or “Inpixon USA”) and Inpixon Federal, Inc. (“INPXF” or “Inpixon Federal,” and together with INPX and INPXUSA, the “Company”) for an aggregate purchase price of $1,402,770.16.

In connection with the purchase and assignment of the Gemcap Loan in accordance with the Purchase Agreement, the GemCap Loan was amended and restated in accordance with the terms and conditions of the Payplant Loan and Security Agreement, dated as of August 14, 2017, between the Company and Payplant (the “Loan Agreement”). The Loan Agreement allows the Company to request loans (each a “Loan” and collectively the “Loans”) from the Lender (in the manner provided therein) with a term of no greater than 360 days in amounts that are equivalent to 80% of the face value of purchase orders received (“Aggregate Loan Amount”). The Lender is not obligated to make the requested loan, however, if the Lender agrees to make the requested loan, before the loan is made, the Company must provide Lender with (i) one or more promissory notes (“Notes”) for the amount being loaned in favor of Lender, (ii) one or more guaranties executed in favor of Lender and (iii) other documents and evidence of the completion of such other matters as Lender may request. The principal amount of each Loan shall accrue interest at a 30 day rate of 2% (the “Interest Rate”), calculated per day on the basis of a year of 360 days and, when combined with all fees that may be characterized as interest will not exceed the maximum rate allowed by law Upon the occurrence and during the continuance of any event of default, interest shall accrue at a rate equal to the Interest Rate plus 0.42% per 30 days. All computations of interest shall be made on the basis of a year of 360 days. In accordance with the terms of the Loan Agreement, the Company issued a promissory note to Payplant with a term of 30 days in an aggregate principal amount of approximately $995,000 in connection with a purchase order received. The promissory note is subject to the interest rates described in the Loan Agreement and is secured by the assets of the Company pursuant to the Loan Agreement and will be satisfied in accordance with the terms of the Client Agreement.

Reverse Stock Split

At a meeting of our stockholders held on February 2, 2018, our stockholders holding a majority of our outstanding voting power approved an amendment to our Articles of Incorporation to effect a reverse stock split of our common stock at an exchange ratio between 1-for -5 and 1-for-60 with our Board of Directors retaining the discretion as to whether to implement the reverse stock split and the exact exchange ratio to implement. The Board of Directors approved the implementation of a reverse stock split at a ratio of 1 for 30 effective as of February 6, 2018.

November 2017 Convertible Note

On November 17, 2017, the Company issued a $1,745,000 principal face amount convertible promissory note (the “November Note”) to an accredited investor (the “November Noteholder”) which yielded net proceeds of $1,500,000 to the Company pursuant to a Securities Purchase Agreement dated as of November 17, 2017 by and between the Company and the November Noteholder (the “November Note SPA” and together with the November Note, the “November Transaction Documents”). On January 5, 2018, the November Transaction Documents were amended pursuant to a Waiver and First Amendment Agreement (the “Waiver and Amendment Agreement”). The November Note, as amended, bears interest at the rate of 10% per year and is due 10 months after the date of issuance. In accordance with the Waiver and Amendment Agreement, the Conversion Price (as defined in the November Note) was amended to be equal to 70% of the closing bid price reported by the Nasdaq Stock Market as of the date immediately prior to each applicable conversion, subject to a floor of $3.00 (subject to adjustment). The issuance of the shares of common stock pursuant to the Waiver and Amendment Agreement was obtained at a meeting of stockholders held on February 2, 2018.

Redemptions may occur at any time after the 6 month anniversary of the date of issuance of the November Note with a minimum redemption price equal to the Conversion Price. If the conversion rate is less than the market price, then the redemptions must be made in cash. The November Note contains standard events of default and a schedule of redemption premiums and a most favored nations clause and provision which allows for adjustments upon dilutive issuances which is subject to a floor of $3.00.

Prepayments may be made on the November Note as follows:

Prepayment Date	Prepayment Amount

On or before December 31, 2017	100% of the Outstanding Balance

On or after January 1, 2018 until February 1, 2018	115% of the Outstanding Balance

On or after February 1, 2018 until the Maturity Date	120% of the Outstanding Balance

Service Provider Share Issuance

On December 6, 2017, Company entered into Subscription Agreements (the “Service Provider Agreement”) with certain service providers and vendors (the “Providers”) in connection with the issuance by the Company of an aggregate of 75,980 shares of the Company’s common stock, including 36,768 shares (the “Initial Shares”) issuable at closing and up to an additional 39,213 shares of common stock (the “Reserve Shares”, together with the Initial Shares, the “Provider Shares”) that the Providers had the right to receive subject to certain beneficial ownership limitations at a purchase price of $10.20 per Provider Share, in satisfaction of an aggregate of $775,000 payable to the Providers by the Company for services rendered. The Company did not receive any cash proceeds from the issuance and sale of the Provider Shares. The closing of the sale of the Provider Shares pursuant to the Service Provider Agreement occurred on December 7, 2017. As of the date of this prospectus supplement an aggregate of 7,837 remain available for issuance to the Providers.

The Provider Shares were sold by the Company pursuant to a prospectus supplement, dated as of December 5, 2017, to the Company’s effective shelf registration statement on Form S-3, which was filed with the SEC on May 14, 2015 and declared effective on May 28, 2015 (File No. 333-204159), and a related base prospectus dated as of May 28, 2015.

January 2018 Capital Raise

On January 5, 2018, the Company entered into a Securities Purchase Agreement (the “January 2018 SPA”) with certain investors (the “January 2018 Investors”) pursuant to which the Company agreed to sell, in a registered direct offering, an aggregate of 599,812 shares (the “January 2018 Shares”) of the Company’s Common Stock, at a purchase price of $5.31 per share (the “January 2018 Offering”) for aggregate gross proceeds of approximately $3,185,000.

Concurrently with the sale of the January 2018 Shares, pursuant to the January 2018 SPA the Company also agreed to sell warrants to purchase up to 599,812 shares (the “January 2018 Warrant Shares”) of Common Stock (the “January 2018 Warrants”). The aggregate gross proceeds for the sale of the January 2018 Shares and January 2018 Warrants was approximately $3.2 million. The January 2018 Warrants are exercisable at an exercise price per share equal to $6.60, subject to certain adjustments (the “January 2018 Exercise Price”), and will expire five years from the date on which the Company filed an amendment to its articles of incorporation (the “Amendment”), to increase its number of authorized shares common stock such that all of the January 2018 Warrants may be exercised in full.

February 2018 Public Offering

On February 20, 2018, the Company completed a public offering for approximately $18 million in securities, consisting of an aggregate of 3,325,968 Class A Units, at a price to the public of $2.35 per Class A Unit, each consisting of one share of the Company’s common stock, par value $0.001 per share, and a five-year warrant to purchase one share of Common Stock, and 10,184.9752 Class B Units, at a price to the public of $1,000 per Class B Unit, each consisting of one share of the Company’s newly designated Series 3 Convertible Preferred Stock, par value $0.001 per share with a stated value of $1,000 and initially convertible into approximately 426 shares of our Common Stock at a conversion price of $2.35 per share for up to an aggregate of 4,334,032 shares of Common Stock and Warrants exercisable for the number of shares of Common Stock into which the shares of Series 3 Preferred is initially convertible.

The Company received approximately $18 million in gross proceeds from the offering, including $1 million in amounts payable to service providers that was satisfied with the issuance of common stock to service providers that participate in the Offering, and before placement agent fees and offering expenses payable by the Company. After satisfying the amounts due to service providers and deducting placement agent fees, the net proceeds from the Offering was approximately $15.4 million. The Company intends to use the net proceeds from the transactions for working capital and general corporate purposes, including research and development and sales and marketing, and if consummated, to support a divesture of the Company’s infrastructure business segment.

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

Our significant accounting policies are discussed in Note 2 of the audited consolidated financial statements for the years ended December 31, 2017 and 2016 which are included elsewhere in this 10-K. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. There have been no changes to estimates during the periods presented in the filing. Historically changes in management estimates have not been material.

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

When assessing the recoverability of our long-lived assets, which include property and equipment and finite-lived intangible assets, we make assumptions regarding estimated future cash flows and other factors. Some of these assumptions involve a high degree of judgment and also bear a significant impact on the assessment conclusions. Included among these assumptions are estimating undiscounted future cash flows, including the projection of comparable sales, operating expenses, capital requirements for maintaining property and equipment and residual value of asset groups. We formulate estimates from historical experience and assumptions of future performance, based on business plans and forecasts, recent economic and business trends, and competitive conditions. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge. Based on our evaluation we did not record a charge for impairment for the years ended December 31, 2017 and 2016.

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

We evaluate the remaining useful lives of long-lived assets and identifiable intangible assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. Such events or circumstances may include (but are not limited to): the effects of obsolescence, demand, competition, and/or other economic factors including the stability of the industry in which we operate, known technological advances, legislative actions, or changes in the regulatory environment. If the estimated remaining useful lives change, the remaining carrying amount of the long-lived assets and identifiable intangible assets would be amortized prospectively over that revised remaining useful life. We have determined that there were no events or circumstances during the years ended December 31, 2017 and 2016 which would indicate a revision to the remaining amortization period related to any of our long lived assets. Accordingly, we believe that the current estimated useful lives of long-lived assets reflect the period over which they are expected to contribute to future cash flows and are therefore deemed appropriate.

Goodwill and Indefinite-lived Assets

We have recorded goodwill and other indefinite-lived assets in connection with our acquisitions of Lilien, Shoom, AirPatrol, LightMiner and Integrio, LLC (“Integrio”). Goodwill, which represents the excess of acquisition cost over the fair value of the net tangible and intangible assets of the acquired company, is not amortized. Indefinite-lived intangible assets are stated at fair value as of the date acquired in a business combination. The recoverability of goodwill is evaluated at least annually and when events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

 We continue to seek additional resources, through both capital raising efforts and meeting with industry experts, for further development of the AirPatrol and LightMiner technologies. Through December 31, 2017, we have made some progress with raising capital since these acquisitions, building our pipeline and getting industry acknowledgment. We are being recognized by leading industry analysts in their report on leading indoor positioning companies and also was awarded the IoT Security Excellence award by TMC. However, management is focused on growing revenue from these products and continues to actively and aggressively pursue efforts to recognize the value of the AirPatrol and LightMiner technologies. Although there can be no assurance that these efforts will be successful, we intend to allocate financial and personnel resources when deemed possible and/or necessary. If we choose to abandon these efforts, or if we determine that such funding is not available, the related IPR&D will be subject to significant impairment.

Impairment of Long-Lived Assets Subject to Amortization

We amortize intangible assets with finite lives over their estimated useful lives and review them for impairment whenever an impairment indicator exists. We continually monitor events and changes in circumstances that could indicate carrying amounts of our long-lived assets, including our intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. We did not recognize any intangible asset impairment charges for the year ended December 31, 2017. See “Acquired In-Process Research and Development (“IPR&D”)” for further information.

Deferred Income Taxes

In accordance with ASC 740 “Income Taxes” (“ASC 740”), management routinely evaluates the likelihood of the realization of its income tax benefits and the recognition of its deferred tax assets. In evaluating the need for any valuation allowance, management will assess whether it is more likely than not that some portion, or all, of the deferred tax asset may not be realized. Ultimately, the realization of deferred tax assets is dependent upon the generation of future taxable income during those periods in which temporary differences become deductible and/or tax credits and tax loss carry-forwards can be utilized. In performing its analyses, management considers both positive and negative evidence including historical financial performance, previous earnings patterns, future earnings forecasts, tax planning strategies, economic and business trends and the potential realization of net operating loss carry-forwards within a reasonable timeframe. To this end, management considered (i) that we have had historical losses in the prior years and cannot anticipate generating a sufficient level of future profits in order to realize the benefits of our deferred tax asset; (ii) tax planning strategies; and (iii) the adequacy of future income as of and for the year ended December 31, 2017, based upon certain economic conditions and historical losses through December 31, 2017. After consideration of these factors management deemed it appropriate to establish a full valuation allowance.

A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax filings that do not meet these recognition and measurement standards. As of December 31, 2017 and 2016, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the years ended December 31, 2017 and 2016.

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

As of December 31, 2017 and December 31, 2016, reserves for credit losses included a reserve for doubtful accounts of approximately $1.1 million and $378,000, respectively, due to the aging of the items greater than 120 days outstanding and other potential non-collections.

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

The principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:

	For the Years Ended December 31,
	2017	2016
Risk-free interest rate	2.27%	1.35–1.47%
Expected life of option grants	7 years	7 years
Expected volatility of underlying stock	47.34%	47.47%–49.02%
Dividends assumption	$--	$--

During the year ended December 31, 2017 and 2016, the Company recorded a charge of $1.5 million and $1.4 million, respectively, for the amortization of employee stock options.

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

Results of Operations

Year Ended December 31, 2017 compared to the Year Ended December 31, 2016

The following table sets forth selected consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	Years ended
	December 31, 2017		December 31, 2016
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	% Change

Product Revenues	$33,928	75%	$37,510	71%	(10)%
Services Revenues	$11,206	25%	$15,657	29%	(28)%
Cost of revenues - Products	$28,804	64%	$29,025	55%	(1)%
Cost of revenues - Services	$5,508	12%	$9,215	17%	(40)%
Gross profit	$10,822	24%	$14,927	28%	(28)%
Operating expenses	$40,307	89%	$38,650	73%	4%
Loss from operations	$(29,485)	(65)%	$(23,723)	(45)%	24%
Net loss	$(35,030)	(78)%	$(27,503)	(52)%	27%
Net loss attributable to stockholders	$(35,769)	(79)%	$(27,114)	(51)%	32%

Revenues

Revenues for the year ended December 31, 2017 were $45.1 million compared to $53.2 million for the comparable period in the prior year. The decrease of $8.1 million, or approximately 15.2%, is primarily associated with a decline in revenues earned by the Infrastructure segment. Revenue earned by the Indoor Positioning Analytics segment for the year ended December 31, 2017 was $3.9 million compared to $4.9 million for the prior year period. Revenue earned by the Infrastructure segment was $41.2 million for the year ended December 31, 2017 as compared to $48.3 million for the prior year period. Revenues declined, despite the Integrio acquisition, due to the on-going capital constraints and supplier credit challenges the Company faced throughout the year.

Cost of Revenues

Cost of revenues for the year ended December 31, 2017 was $34.3 million compared to $38.2 million for the comparable period in the prior year. This decrease of $3.9 million, or approximately 10.2%, was primarily attributable to lower sales resulting from the capital constraints and supplier credit limitations. Indoor Positioning Analytics cost of revenues for the year ended December 31, 2017 was $1.3 million compared to $1.5 million for the prior year period. Infrastructure cost of revenues for the year ended December 31, 2017 was $33.0 million compared to $36.7 million for the prior year period.

The gross profit margin for the year ended December 31, 2017 was 24% compared to 28% for the year ended December 31, 2016. This decrease in margin is a result of lower margin Infrastructure sales from the Integrio acquisition. Indoor Positioning Analytics gross margins for the year ended December 31, 2017 and 2016 were 67% and 69%, respectively. Gross margins for the Infrastructure segment for the year ended December 31, 2017 and 2016 were 20% and 24%, respectively.

Operating Expenses

Operating expenses for the year ended December 31, 2017 were $40.3 million and $38.7 million for the comparable period ended December 31, 2016. This increase of $1.6 million includes a $1 million increase in goodwill impairment over the prior year, $680,000 increase in amortization of intangibles due to the Integrio intangibles and increases in other operating expenses primarily due to the Integrio acquisition offset by lower compensation costs.

Loss From Operations

Loss from operations for the year ended December 31, 2017 was $29.5 million as compared to $23.7 million for the comparable period in the prior year. This increase of $5.8 million was primarily attributable to a decrease in gross profit of approximately $4.2 million and an increase in operating expenses of approximately $1.6 million as described above.

Other Income/Expense

Other income/expense consisted primarily of interest expense, extinguishment loss, change in the fair value of derivative liabilities and gain on the settlement of obligations. Interest expenses for the years ended December 31, 2017 and 2016 were $3.8 million and $1.7 million, respectively. The increase of approximately $2.1 million was primarily attributable to interest attributable to the August 2016 Senior Convertible Debenture and a higher revolving line of credit balance. For the year ended December 31, 2017, other income/expense included a $1.5 million non-cash extinguishment loss for the value of the common shares issued as repayment for the debenture. For the year ended December 31, 2016, other income/expense included a $1.1 million reserve for recoverability of note receivable.

Provision for Income Taxes

There was no provision for income taxes for the years ended December 31, 2017 and 2016 as the Company was in a net taxable loss position. Deferred tax assets resulting from such losses are fully reserved as of December 31, 2017 and 2016 since, at present the Company has no history of taxable income and it is more likely than not that such assets will not be realized.

Net Loss Attributable To Non-Controlling Interest

Net loss attributable to non-controlling interest for the years ended December 31, 2017 and December 31, 2016 were $17,000 and $389,000, respectively. This decrease in loss of $379,000 was attributable to an increased loss incurred at Sysorex Arabia in the year ended December 31, 2016 due to reserve related to the settlement of obligations related to the wind down of the entity.

Net Loss Attributable To Stockholders of Inpixon

Net loss attributable to stockholders of Inpixon for the year ended December 31, 2017 was $35.0 million compared to $27.1 million for the comparable period in the prior year. This increase in loss of $7.9 million was attributable to the changes described for the various reporting captions discussed above.

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

Adjusted EBITDA for the year ended December 31, 2017 was a loss of $12.1 million compared to a loss of $9.8 million for the prior year period.

The following table presents a reconciliation of net income/loss attributable to stockholders of Inpixon, which is our GAAP operating performance measure, to Adjusted EBITDA for the year ended December 31, 2017 and 2016 (in thousands):

	For the Years Ended December 31,
	2017	2016
Net loss attributable to stockholders	$(35,013)	$(27,114)
Adjustments:
Non-recurring one-time charges:
Acquisition transaction/financing costs	5	876
Costs associated with public offering	212	4
Impairment of goodwill	8,392	7,400
Gain on earnout	(561)	--
Change in the fair value of shares to be issued	--	(13)
Change in the fair value of derivative liability	(555)	(51)
Severance	27	55
Stock based compensation – acquisition costs	7	--
Provision for doubtful accounts	952	685
Reserve for recoverability of note receivable	--	1,077
Gain on the settlement of obligations	(430)	(1,541)
Exchange of warrants for shares	434	--
Extinguishment loss for debt modification	1,523	--
Debt forgiveness	635	--
Stock-based compensation - compensation and related benefits	1,526	1,377
Interest expense	3,821	1,743
Depreciation and amortization	6,895	5,662
Adjusted EBITDA	$(12,130)	$(9,840)

We rely on Adjusted EBITDA, which is a non-GAAP financial measure for the following:

●	To review and assess the operating performance of our Company as permitted by Accounting Standards Codification Topic 280, Segment Reporting;

●	To compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	As a basis for allocating resources to various projects;

●	As a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	To evaluate internally the performance of our personnel.

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

Proforma Non-GAAP Net Loss per Share

Basic and diluted net loss per share for the twelve months ended December 31, 2017 was ($137.79) compared to ($468.26) for the prior year period. This increase was attributable to the changes discussed in our results of operations.

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

Proforma non-GAAP net loss per basic and diluted common share for the twelve months ended December 31, 2017 was ($68.70) compared to a loss of ($223.08) per share for the prior year period.

 The following table presents a reconciliation of net loss per basic and diluted share, which is our GAAP operating performance measure, to proforma non-GAAP net loss per share for the periods reflected (in thousands, except per share data):

	For the Years Ended December 31,
(thousands, except per share data)	2017	2016
Net loss attributable to stockholders	$(35,013)	$(27,114)
Adjustments:
Non-recurring one-time charges:
Acquisition transaction/financing costs	5	876
Costs associated with public offering	212	4
Impairment of goodwill	8,392	7,400
Gain on earnout	(561)	--
Change in the fair value of shares to be issued	--	(13)
Change in the fair value of derivative liability	(555)	(51)
Severance	27	55
Stock based compensation – acquisition costs	7	--
Provision for doubtful accounts	952	685
Reserve for recoverability of note receivable	--	1,077
Gain on the settlement of obligations	(430)	(1,541)
Exchange of warrants for shares	434	--
Extinguishment loss for debt modification	1,523	--
Debt forgiveness	635	--
Stock-based compensation - compensation and related benefits	1,526	1,377
Amortization of intangibles	5,012	4,328
Proforma non-GAAP net loss	$(17,834)	$(12,917)
Proforma non-GAAP net loss per basic and diluted common share	$(68.70)	$(223.08)
Weighted average basic and diluted common shares outstanding	259,596	57,904

We rely on proforma non-GAAP net loss per share, which is a non-GAAP financial measure:

●	To review and assess the operating performance of our Company as permitted by Accounting Standards Codification Topic 280, Segment Reporting;

●	To compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	As a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	To evaluate internally the performance of our personnel.

We have presented proforma non-GAAP net loss per share above because we believe it conveys useful information to investors regarding our operating results. We believe it provides an additional way for investors to view our operations, when considered with both our GAAP results and the reconciliation to net income (loss), and that by including this information we can provide investors with a more complete understanding of our business. Specifically, we present proforma non-GAAP net loss per share as supplemental disclosure because:

●	We believe proforma non-GAAP net loss per share is a useful tool for investors to assess the operating performance of our business without the effect of non-cash items including stock based compensation, amortization of intangibles and one time charges including gain on the settlement of obligations, severance costs, provision for doubtful accounts, change in the fair value of shares to be issued, acquisition costs and the costs associated with the public offering.

●	We believe that it is useful to provide to investors a standard operating metric used by management to evaluate our operating performance; and

●	We believe that the use of proforma non-GAAP net loss per share is helpful to compare our results to other companies.

Liquidity and Capital Resources as of December 31, 2017

Our current capital resources and operating results as of and through December 31, 2017, consist of:

1)	an overall working capital deficit of $32.8 million;

2)	cash of $141,000;

3)	the unlimited Payplant Credit Facility which we may borrow against based on eligible assets with a maturity date of August 15, 2018, of which $1.1 million is utilized; and

4)	net cash provided by operating activities for the year of $2.3 million.

The breakdown of our overall working capital deficit is as follows (in thousands):

Working Capital	Assets	Liabilities	Net
Cash and cash equivalents	$141	$--	$141
Accounts receivable, net / accounts payable	2,310	25,834	(23,524)
Notes and other receivables	183	--	183
Prepaid licenses and maintenance contracts / deferred revenue	4,638	5,611	(973)
Short-term debt	--	3,058	(3,058)
Derivative liabilities	--	48	(48)
Other	1,936	7,480	(5,544)
Total	$9,208	$42,031	$(32,823)

Deferred revenue exceeds the related prepaid contracts by $973,000 and other liabilities exceed other assets by $5.5 million. These deficits are expected to be funded by our anticipated cash flow from operations and financing activities, as described below, over the next twelve months.

Net cash provided by operating activities during the year ended December 31, 2017 of $2.3 million consists of net loss of $35.0 million less non-cash expenses of $22.4 million and net cash provided by changes in operating assets and liabilities of $14.9 million. We expect net cash from operations to increase during 2018 as a result of the following:

1)	We significantly reduced our cost of operations in mid-August 2017 by reducing headcount and office locations. We estimate this to have a $6 million impact on an annual basis.

2)	We are working with our key distributors and financing partners to address our credit limitation issues. Revenues during the year ended December 31, 2017 could have been higher but were negatively impacted by our inability to timely process orders due to past due amounts and credit limitations with various vendors. We expect to relieve some of these issues during the first quarter of 2018 with our February 2018 capital raise, continue to grow our services revenue and as sales of our Inpixon product line increase.

The Company’s capital resources as of December 31, 2017, availability on the unlimited Payplant Facility to finance purchase orders and invoices in an amount equal to 80% of the face value of purchase orders received, funds from higher margin business line expansion and credit limitation improvements may not be sufficient to fund planned operations during the year ending December 31, 2018. The Company believes it will need approximately $20 million to continue planned operations, of which approximately $15.4 million was received in connection with the Company’s offering in February 2018. The Company may raise the additional capital as needed through the issuance of equity, equity-linked or debt securities. If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months, the Company may need to curtail certain aspects of its expansion activities or consider other means of obtaining additional financing, such as through the sale of assets or of a business segment, although there is no guarantee that the Company could obtain the financing necessary to continue its operations. In this regard, the Company is exploring strategic transactions, including a sale or divesture of its infrastructure business segment, sometimes referred to as the Value Added Reseller (VAR) business, which could reduce operating expenses and eliminate substantially all of its trade debt. In connection with such a transaction, the Company may contribute up to $8 million of its capital resources to such business segment, which will lower the Company’s available capital resources. There are no assurances that we will be able to complete such a transaction, however, if such a transaction is consummated, we may be restricted from (i) entering into any transaction pursuant to which all or a portion of the shares of our common stock would be acquired, whether by merger or otherwise, (ii) issuing equity securities beyond certain thresholds, (iii) repurchasing shares of our common stock other than in certain open-market transactions, or (iv) ceasing to actively conduct certain of our businesses. As a result, these restrictions may limit our ability to pursue certain strategic transactions, equity issuances or repurchases or other transactions that we believe to be in the best interests of our stockholders or that might increase the value of our business.

Going Concern and Management Plans

The Company’s consolidated financial statements as of December 31, 2017 have been prepared under the assumption that we will continue as a going concern for the next twelve months from the date the financial statements are issued. The Company’s financial statements as of December 31, 2017 and 2016 include an explanatory paragraph referring to our recurring and continuing losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Management’s plans and assessment of the probability that such plans will mitigate and alleviate any substantial doubt about the Company’s ability to continue as a going concern, is dependent upon the ability to obtain additional equity or debt financing, attain further operating efficiency, reduce expenditures, and, ultimately, to generate sufficient levels of revenue, which together represent the principal conditions that raise substantial doubt about our ability to continue as a going concern. The Company may also consider selling assets and or a spin-off of certain of its business segments as discussed previously. The Company’s consolidated financial statements as of December 31, 2017 do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources – Payplant

See the discussion above in the section titled “Loan and Security Agreement” for information concerning this loan.

As of December 31, 2017, the principal amount outstanding under the Loan Agreement was $1.1 million.

Liquidity and Capital Resources as of December 31, 2017 Compared With December 31, 2016

The Company’s net cash flows used in operating, investing and financing activities for the year ended December 31, 2017 and 2016 and certain balances as of the end of those periods are as follows (in thousands):

	For the Years Ended December 31,
	2017	2016
Net cash provided by (used in) operating activities	$2,319	$(2,788)
Net cash used in investing activities	(1,318)	(2,666)
Net cash (used in) provided by financing activities	(2,660)	3,190
Effect of foreign exchange rate changes on cash	(21)	21
Net decrease in cash	$(1,680)	$(2,243)

	As of December 31, 2017	As of December 31, 2016
Cash and cash equivalents	$141	$1,821
Working capital (deficit)	$(32,823)	$(21,023)

 Operating Activities for the year ended December 31, 2017

Net cash provided by operating activities during the year ended December 31, 2017 was $2.3 million. Net cash used in operating activities during the year ended December 31, 2016 was $2.8 million. The cash flows related to the year ended December 31, 2017 consisted of the following (in thousands):

Net loss	$(35,030)
Non-cash income and expenses	22,384
Net change in operating assets and liabilities	14,965
Net cash provided by operating activities	$2,319

The non-cash income and expense of $22.4 million consisted primarily of the following (in thousands):

$6,894	Depreciation and amortization expenses (including amortization of intangibles) primarily attributable to the Lilien, Shoom, AirPatrol, LightMiner and Integrio operations, which were acquired effective March 1, 2013, August 31, 2013, April 16, 2014, April 24, 2015 and November 21, 2016, respectively
8,392	Impairment of goodwill
(555)	Change in the fair value of derivative liability
1,533	Stock-based compensation expense attributable to warrants and options issued as part of Company operations and for the AirPatrol acquisition
(430)	Gain on settlement of obligations of vendor liabilities
2,110	Amortization of debt discount
434	Exchange of warrants for shares
1,523	Extinguishment loss
952	Provision for doubtful accounts
1,531	Other
$22,384	Total non-cash expenses

The net use of cash in the change in operating assets and liabilities aggregated $14.9 million and consisted primarily of the following (in thousands):

$8,706	Decrease in accounts receivable and other receivables
11,588	Decrease in prepaid licenses and maintenance contracts
1,029	Decrease in inventory and other assets
5,414	Increase in accounts payable
984	Increase in accrued liabilities and other liabilities
(12,756)	Decrease in deferred revenue
$14,965	Net use of cash in the changes in operating assets and liabilities

Operating Activities for the year ended December 31, 2016

Net cash flows used in operating activities during the year ended December 31, 2016 was $2.8 million and consisted of the following (in thousands):

Net loss	$(27,504)
Non-cash income and expenses	15,438
Net change in operating assets and liabilities	9,278
Net cash used in operating activities	$(2,788)

The non-cash income and expense of $15.4 million consisted primarily of the following (in thousands):

$5,661	Depreciation and amortization expenses (including amortization of intangibles) primarily attributable to the Lilien, Shoom, AirPatrol, LightMiner and Integrio operations, which were acquired effective March 1, 2013, August 31, 2013, April 16, 2014, April 24, 2015 and November 21, 2016, respectively
7,400	Impairment of goodwill
1,077	Reserve for note receivable
1,377	Stock-based compensation expense attributable to warrants and options issued as part of Company operations and for the AirPatrol acquisition
(1,541)	Gain on settlement of obligations related to Integrio vendor liabilities
491	Amortization of debt discount
749	Reserve for settlement of bond related to the wind down of Sysorex Arabia
93	Provision for doubtful accounts
131	Other
$15,438	Total non-cash expenses

The net use of cash in the change in operating assets and liabilities aggregated $9.3 million and consisted primarily of the following (in thousands):

$2,968	Decrease in accounts receivable and other receivables
(232)	Increase in prepaid licenses and maintenance contracts
(949)	Increase in inventory and other assets
6,907	Increase in accounts payable
594	Increase in accrued liabilities and other liabilities
(10)	Decrease in deferred revenue
$9,278	Net use of cash in the changes in operating assets and liabilities

Cash Flows from Investing Activities as of December 31, 2017 and 2016

Net cash flows used in investing activities during 2017 was $1.3 million compared to net cash flows used in investing activities during 2016 of $2.7 million. Cash flows related to investing activities during the year ended December 31, 2017 include $101,000 for the purchase of property and equipment and $1.3 million investment in capitalized software offset by $37,000 related to the Sysorex India acquisition. Cash flows related to investing activities during the year ended December 31, 2016 include $526,000 for the purchase of property and equipment, $1.6 million investment in capitalized software, $753,000 related to the acquisition of Integrio, offset by $189,000 of cash acquired in the Integrio acquisition.

Cash Flows from Financing Activities as of December 31, 2017 and 2016

Net cash flows used in financing activities during the year ended December 31, 2017 was $2.2 million. Net cash flows from financing activities during the year ended December 31, 2016 was $3.2 million. During the year ended December 31, 2017 the Company received incoming cash flows of $6.6 million from the issuance of common stock, preferred stock and warrants, $2.0 million from convertible promissory notes and $1.7 million of cash flows from notes offset by $2.7 million in repayments of convertible promissory notes, $5.6 million of repayments of the credit line, $4.7 million of repayments of the debenture and $57,000 repayments of notes payable. The positive cash flows related to the year ended December 31, 2016 were primarily comprised of $5.0 million of proceeds from the August 2016 securities offering, net proceeds of $1.7 million from the December 2016 capital raise, offset by repayments to the credit line of $1.9 million, $1.6 million repayment of the term loan and $70,000 repayment of notes payable.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INPIXON

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Inpixon, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Inpixon, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ (deficit) equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum llp

We have served as the Company’s auditor since 2012.

New York, New York
March 27, 2018

INPIXON AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value data)

Assets	December 31,
	2017	2016
Current Assets
Cash and cash equivalents	$141	$1,821
Accounts receivable, net	2,310	11,788
Notes and other receivables	183	362
Inventory	790	1,061
Prepaid licenses and maintenance contracts	4,638	13,321
Assets held for sale	23	23
Prepaid assets and other current assets	1,123	1,768

Total Current Assets	9,208	30,144

Prepaid licenses and maintenance contracts, non-current	2,264	5,169
Property and equipment, net	520	1,385
Software development costs, net	2,017	2,058
Intangible assets, net	12,678	17,691
Goodwill	636	9,028
Other assets	368	998

Total Assets	$27,691	$66,473

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except number of shares and par value data)

	December 31,
	2017	2016
Liabilities and Stockholders’ (Deficit) Equity

Current Liabilities
Accounts payable	$25,834	$23,027
Accrued liabilities	5,421	3,959
Deferred revenue	5,611	15,043
Short-term debt	3,058	6,887
Derivative liabilities	48	210
Liabilities held for sale	2,059	2,041

Total Current Liabilities	42,031	51,167

Long Term Liabilities
Deferred revenue, non-current	2,636	5,960
Long-term debt	767	4,047
Other liabilities	113	371
Acquisition liability - Integrio	997	1,648
Acquisition liability - LightMiner	--	567

Total Liabilities	46,544	63,760

Commitments and Contingencies

Stockholders’ (Deficit) Equity

Preferred Stock - $0.001 par value; 5,000,000 shares authorized, 0 issued and outstanding as of December 31, 2017 and 2016	--	--
Convertible Series 1 Preferred Stock - $1,000 stated value, 2,250 shares authorized; 0 issued and outstanding at December 31, 2017 and 2,250 issued and outstanding at December 31, 2016; liquidation preference of $0 at December 31, 2017 and $2,250,000 at December 31, 2016.	--	1,340
Series 2 Convertible Preferred Stock - $1,000 stated value; 4,669 shares authorized; 0 issued and outstanding at December 31, 2017 and December 31, 2016; liquidation preference of $0 at December 31, 2017 and December 31, 2016.	--	--
Common Stock - $0.001 par value; 250,000,000 shares authorized; 962,200 and 72,397 issued and 961,666 and 71,866 outstanding at December 31, 2017 and December 31, 2016, respectively	1	2
Additional paid-in capital	78,302	64,148
Treasury stock, at cost, 531 shares	(695)	(695)
Due from Sysorex Consulting Inc.	--	(666)
Accumulated other comprehensive income	31	52
Accumulated deficit (excluding $2,442 reclassified to additional paid in capital in quasi-reorganization)	(94,486)	(59,473)

Stockholders’ (Deficit) Equity Attributable to Inpixon	(16,847)	4,708

Non-controlling Interest	(2,006)	(1,995)

Total Stockholders’ (Deficit) Equity	(18,853)	2,713

Total Liabilities and Stockholders’ (Deficit) Equity	$27,691	$66,473

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Years Ended
	December 31,
	2017	2016
Revenues
Products	$33,928	$37,510
Services	11,206	15,657
Total Revenues	45,134	53,167

Cost of Revenues
Products	28,804	29,025
Services	5,508	9,215
Total Cost of Revenues	34,312	38,240

Gross Profit	10,822	14,927

Operating Expenses
Research and development	1,813	2,277
Sales and marketing	6,578	8,500
General and administrative	18,507	15,269
Acquisition related costs	5	876
Impairment of goodwill	8,392	7,400
Amortization of intangibles	5,012	4,328

Total Operating Expenses	40,307	38,650

Loss from Operations	(29,485)	(23,723)

Other Income (Expense)
Interest expense	(3,821)	(1,743)
Change in fair value of shares to be issued	--	13
Change in fair value of derivative liability	555	51
Reserve for the recoverability of note receivable	--	(1,077)
Extinguishment loss for debt modification	(1,523)	--
Other expense	(721)	(266)

Total Other Income (Expense)	(5,510)	(3,022)

Net Loss from Continuing Operations	(34,995)	(26,745)

Loss from Discontinued Operations, Net of Tax	(35)	(758)

Net Loss	(35,030)	(27,503)

Net Loss Attributable to Non-controlling Interest	(17)	(389)

Net Loss Attributable to Stockholders of Inpixon	(35,013)	(27,114)
Deemed dividend to preferred stockholders	(756)	--

Net Loss Attributable to Common Stockholders	(35,769)	(27,114)

Net Loss Per Basic and Diluted Common Share
Loss from continuing operations	$(137.72)	$(461.89)
Loss from discontinued operations	$(0.07)	$(13.09)

Net Loss Per Share - Basic and Diluted	$(137.79)	$(468.26)

Weighted Average Shares Outstanding
Basic and Diluted	259,596	57,904

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	For the Years Ended
	December 31,
	2017	2016

Net Loss	$(35,030)	$(27,503)

Unrealized foreign exchange gain/(loss) from cumulative translation adjustments	(21)	21

Comprehensive Loss	$(35,051)	$(27,482)

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(In thousands, except per share data)

	Series 1 Convertible		Series 2 Convertible				Additional			Due from	Accumulated Other		Non-	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Treasury Stock		Sysorex	Comprehensive	Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Consulting, Inc.	Income (Loss)	Deficit	Interest	(Deficit) Equity

Balance - January 1, 2016	--	--			56,245	2	58,249	(531)	(695)	(666)	31	(32,359)	(1,606)	22,956

Series 1 redeemable convertible preferred stock issued	2,250	1,340			--	--	--	--	--	--	--	--	--	1,340
Common shares issued for services	--	--			433	--	71	--	--	--	--	--	--	71
Issuance of LightMiner acquisition shares	--	--			3,430	--	2,896	--	--	--	--	--	--	2,896
Stock options granted to employees for services	--	--			--	--	1,306	--	--	--	--	--	--	1,306
Reclassification of warrants to derivative liabilities	--	--			--	--	(209)	--	--	--	--	--	--	(209)
Issuance of common stock for Integrio acquisition	--	--			1,178	--	101	--	--	--	--	--	--	101
Common shares and warrants issued for cash	--	--			11,111	--	1,734	--	--	--	--	--	--	1,734
Cumulative translation adjustment	--	--			--	--	--	--	--	--	21	--	--	21
Net loss	--	--			--	--	--	--	--	--	--	(27,114)	(389)	(27,503)

Balance - December 31, 2016	2,250	1,340	--	--	72,397	2	64,148	(531)	(695)	(666)	52	(59,473)	(1,995)	2,713

Common shares issued for services	--	--	--	--	10,570	--	308	--	--	--	--	--	--	308
Stock options granted to employees for services	--	--	--	--	--	--	909	--	--	--	--	--	--	909
Common shares issued for LightMiner Acquisition	--	--	--	--	631	--	567	--	--	--	--	--	--	567
Fractional shares issued for stock split	--	--	--	--	51	(1)	1	--	--	--	--	--	--	--
Redemption of convertible series 1 preferred stock	(2,250)	(1,340)	--	--	3,334	--	1,340	--	--	--	--	--	--	--
Common shares issued in lieu of interest	--	--	--	--	3,667	--	316	--	--	--	--	--	--	316
Common and preferred shares issued for net cash proceeds from a public offering	--	--	4,060	1,508	61,649	--	3,620	--	--	--	--	--	--	5,128
Redemption of convertible series 2 preferred stock	--	--	(4,060)	(1,508)	257,032	--	1,508	--	--	--	--	--	--	--
Common shares issued for net proceeds from warrants exercised	--	--	--	--	161,385	--	1,452	--	--	--	--	--	--	1,452
Reclassification of warrants to derivative liabilities	--	--	--	--	--	--	(3,773)	--	--	--	--	--	--	(3,773)
Common shares issued for warrants exercised	--	--	--	--	66,669	--	434	--	--	--	--	--	--	434
Reclassification of warrants from derivative liabilities to equity	--	--	--	--	--	--	3,773	--	--	--	--	--	--	3,773
Common shares issued for extinguishment of trade payables	--	--	--	--	62,752	--	640	--	--	--	--	--	--	640
Common shares issued for extinguishment of debenture liability	--	--	--	--	262,063	--	3,059	--	--	--	--	--	--	3,059
Investment in Sysorex India	--	--	--	--	--	--	--	--	--	30	--	--	6	36
Settlement of related party receivable	--	--	--	--	--	--	--	--	--	636	--	--	--	636
Cumulative Translation Adjustment	--	--	--	--	--	--	--	--	--	--	(21)	--	--	(21)
Net loss	--	--	--	--	--	--	--	--	--	--	--	(35,013)	(17)	(35,030)

Balance - December 31, 2017	--	$--	$--	$--	962,200	$1	$78,302	(531)	$(695)	$--	$31	$(94,486)	$(2,006)	(18,853)

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(35,030)	$(27,503)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,882	1,333
Amortization of intangible assets	5,012	4,328
Impairment of goodwill	8,392	7,400
Stock based compensation	1,533	1,377
Change in fair value of shares to be issued	--	(13)
Amortization of technology	66	133
Change in fair value of derivative liability	(555)	(51)
Amortization of debt discount	2,110	491
Amortization of deferred financing costs	451	--
Provision for doubtful accounts	952	93
Other	379	62
Forgiveness of debt	635	--
Extinguishment loss for debt modification	1,523	--
Gain on the settlement of liabilities	(430)	(1,541)
Exchange of warrants for shares	434	--
Reserve for settlement of bond	--	749
Reserve for note receivable	--	1,077

Changes in operating assets and liabilities:
Accounts receivable and other receivables	8,706	2,968
Inventory	270	(305)
Other current assets	645	66
Prepaid licenses and maintenance contracts	11,588	(232)
Other assets	114	(711)
Accounts payable	5,414	6,907
Accrued liabilities	1,806	623
Deferred revenue	(12,756)	(10)
Other liabilities	(822)	(29)
Total Adjustments	37,349	24,715

Net Cash Provided by (Used in) Operating Activities	2,319	(2,788)

Cash Flows Used in Investing Activities
Purchase of property and equipment	(101)	(526)
Investment in capitalized software	(1,254)	(1,576)
Cash acquired in Integrio Technologies acquisition	--	189
Investment in Integrio Technologies	--	(753)
Investment in Sysorex India	37	--
Net Cash Flows Used in Investing Activities	(1,318)	(2,666)

Cash Flows from Financing Activities
Net proceeds from convertible promissory notes	2,000	--
Repayment of convertible promissory notes	(2,662)	--
Net repayments to bank facility	(5,576)	(1,863)
Repayment of term loan	--	(1,611)
Net proceeds from issuance of common stock, preferred stock and warrants	6,581	1,734
Repayment of debenture	(4,691)	--
Repayment of notes payable	(57)	(66)
Advances to related party	--	(3)
Advances from related party	--	3
Proceeds from debenture and convertible preferred stock	--	5,000
Proceeds from notes received	1,745	--
Net Cash (Used in) Provided By Financing Activities	(2,660)	3,194

Effect of Foreign Exchange Rate on Changes on Cash	(21)	21

Net Decrease in Cash and Cash Equivalents	(1,680)	(2,239)

Cash and Cash Equivalents - Beginning of period	1,821	4,060

Cash and Cash Equivalents - End of period	$141	$1,821

Supplemental Disclosure of cash flow information:
Cash paid for:
Interest	$1,027	$837
Income Taxes	$--	$--

Non-cash investing and financing activities
Common shares issued for LightMiner acquisition	$567	$--
Settlement of interest for shares	$316	$--
Common shares issued for extinguishment of trade payables	$640	$--
Common shares issued for extinguishment of debenture liability	$3,059	$--
Reclassification of warrants from derivative liabilities to equity	$3,773	$--
Reclassification of warrants to derivative liabilities	$(3,773)	$(209)
Fees paid and original issue discount related to the issuance of debt	$--	$2,356
Shares issued for settlement of Lightminer debt	$--	$2,896
Issuance of shares for Integrio Acquisition	$--	$101

Acquisition of Integrio Technologies: (Note 4)
Assumption of assets other than cash	$--	$15,124
Assumption of liabilities	$--	$(15,313)

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 1 - Organization and Nature of Business and Going Concern

Nature of Business

Inpixon, through its wholly-owned subsidiaries, Inpixon USA, Inpixon Federal, Inc. (“Inpixon Federal”), Inpixon Canada, Inc. (“Inpixon Canada”), and the majority-owned subsidiaries, Sysorex Arabia LLC (“Sysorex Arabia”) and Sysorex India Limited (“Sysorex India”) (unless otherwise stated or the context otherwise requires, the terms “Inpixon” “we,” “us,” “our” and the “Company” refer collectively to Inpixon and the above subsidiaries), provides Big Data analytics and location based products and related services for the cyber-security and Internet of Things markets. The Company is headquartered in California, and has sales and subsidiary offices in Virginia, California, Hyderabad, India and Vancouver, Canada.

On November 21, 2016, and as more fully described in Note 3, the Company completed the acquisition of substantially all of the assets and certain liabilities of Integrio Technologies, LLC which is in the U.S. Federal Government IT contracts business. On December 31, 2017, and as more fully described in Note 4, the Company acquired approximately 82.5% of the outstanding equity securities of Sysorex India which is in the business of IT Services including software application and development, QA and testing and GUI development.

Going Concern and Management’s Plans

As of December 31, 2017, the Company has a working capital deficiency of approximately $32.8 million. For the year ended December 31, 2017, the Company incurred a net loss of approximately $35.0 million. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the financial statements are issued.

On August 16, 2017 Inpixon entered into an unlimited receivables and purchase order funding agreement with Payplant, LLC and replaced the existing $1.4 million loan to Gemcap. The Payplant facility will allow increased flexibility in meeting working capital needs by processing a growing amount of commercial and government purchase orders. During the third quarter of 2017, the Company implemented a cost cutting program that would reduce operating expenses by approximately $6 million on an annual basis.

On January 5, 2018, the Company entered into a Securities Purchase Agreement with certain investors pursuant to which the Company sold an aggregate of 599,812 shares of the Company’s Common Stock in a registered direct offering at a purchase price of $5.31 per share for an aggregate gross proceeds of approximately $3.2 million. On February 20, 2018, the Company completed a public offering consisting of an aggregate of 3,325,968 Class A Units, at a price to the public of $2.35 per Class A Unit, and 10,184.9752 Class B Units, at a price to the public of $1,000 per Class B Unit for an aggregate net proceeds after expenses of $15.4 million.

The Company’s capital resources as of December 31, 2017, availability on the unlimited Payplant Facility to finance purchase orders and invoices in an amount equal to 80% of the face value of purchase orders received (as described in Note 14), funds from higher margin business line expansion and credit limitation improvements may not be sufficient to fund planned operations during the year ending December 31, 2018. The Company believes it will need approximately $20 million to continue planned operations, of which approximately $15.4 million was received in connection with the Company’s offering in February 2018. The Company may divest its infrastructure business segment, sometimes referred to as the Value Added Reseller (VAR) business, through a sale or spin-off during the year ending December 31, 2018, which will significantly reduce operating expenses and eliminate substantially all trade debt. The Company plans to contribute approximately $5 million to $8 million of its capital resources to such business segment, which will lower the Company’s capital resources; however, the Company expects the divestiture could lower its overall cash needs. The Company’s consolidated financial statements as of December 31, 2017 have been prepared under the assumption that we will continue as a going concern for the next twelve months from the date the financial statements are issued. The Company’s financial statements as of December 31, 2017 and 2016 include an explanatory paragraph referring to our recurring and continuing losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Management’s plans and assessment of the probability that such plans will mitigate and alleviate any substantial doubt about the Company’s ability to continue as a going concern, is dependent upon the ability to obtain additional equity or debt financing, attain further operating efficiency, reduce expenditures, and, ultimately, to generate sufficient levels of revenue, which together represent the principal conditions that raise substantial doubt about our ability to continue as a going concern. The Company may also consider selling assets and or a spin-off of certain of its business segments as discussed previously. The Company’s consolidated financial statements as of December 31, 2017 do not include any adjustments that might result from the outcome of this uncertainty.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 2 - Summary of Significant Accounting Policies

Consolidations

The consolidated financial statements have been prepared using the accounting records of Inpixon and its wholly-owned subsidiaries in 2017, Inpixon USA, Inpixon Federal, Inpixon Canada and its majority-owned subsidiaries, Sysorex Arabia and Sysorex India. All material inter-company balances and transactions have been eliminated.

The Company owns 50.2% of Sysorex Arabia. As of December 31, 2017 there is $23,000 reported as assets held for sale and $2.1 as liabilities held for sale. During the years ended December 31, 2017 and 2016 Sysorex Arabia had immaterial operations. On January 18, 2018, the Company sold its 50.2% interest in Sysorex Arabia to SCI in consideration for SCI’s assumption of 50.2% of the assets and liabilities of Sysorex Arabia, totaling approximately $11,500 and $1 million, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principals in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each of the reporting periods. Actual results could differ from those estimates. The Company’s significant estimates consist of:

●	the valuation of the assets and liabilities in business acquisitions;

●	the valuation of stock-based compensation;

●	the allowance for doubtful accounts;

●	the valuation allowance for the deferred tax asset; and

●	impairment of long-lived assets and goodwill.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, checking accounts, money market accounts and temporary investments with maturities of three months or less when purchased. As of December 31, 2017 and 2016 the Company had no cash equivalents.

Restricted Cash

In connection with certain transactions, the Company may be required to deposit assets, including cash or investment shares, in escrow accounts. The assets held in escrow are subject to various contingencies that may exist with respect to such transactions. Upon resolution of those contingencies or the expiration of the escrow period, some or all the escrow amounts may be used and the balance released to the Company. As of December 31, 2017 the Company had $210,000 deposited in escrow as restricted cash for the Shoom acquisition, of which any amounts not subject to claims shall be released to the Shoom Stockholders, on a pro-rata basis, on each of the next (3) anniversary dates of the Closing Date. $70,000 of that amount is current and included in Prepaid Assets and Other Current Assets and $140,000 is non-current and included in Other Assets on the balance sheet. As of December 31, 2016 the Company had $280,000 deposited in escrow of which $70,000 was part of Prepaid Assets and Other Current Assets and the non-current portion of $210,000 was part of Other Assets on the consolidated balance sheet.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 2 - Summary of Significant Accounting Policies (continued)

Accounts Receivable, net and Allowance for Doubtful Accounts

Accounts receivables are stated at the amount the Company expects to collect. The Company recognizes an allowance for doubtful accounts to ensure accounts receivables are not overstated due to un-collectability. Bad debt reserves are maintained for various customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings, or deterioration in the customers’ operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. The Company has recorded an allowance for doubtful accounts of $1.1 million and $378,000 as of December 31, 2017 and 2016, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value utilizing the first-in, first-out method. The Company continually analyzes its slow-moving, excess and obsolete inventories. Based on historical and projected sales volumes and anticipated selling prices, the Company establishes reserves. If the Company does not meet its sales expectations, these reserves are increased. Products that are determined to be obsolete are written down to net realizable value. As of December 31, 2017 and 2016, the Company deemed any such allowance nominal.

Deferred Financing Costs

Cost incurred in conjunction with the credit line has been capitalized and will be amortized to interest expense using the straight line method, which approximates the interest rate method, over the term of the credit line and is included as a component of other assets. The Company incurred $124,000 of deferred financing costs and amortized $451,000 of costs during the year ended December 31, 2017. As of December 31, 2017 accumulated amortization approximated $465,000. During the year ended December 31, 2016 the Company amortized $14,000 of deferred financing costs from the $341,000 incurred in the year ended December 31, 2016. Costs incurred with our debt financings have been presented as a direct deduction from the carrying amount of the debt obligation, consistent with debt discounts.

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

Intangible Assets

Intangible assets primarily consist of developed technology, customer lists/relationships, non-compete agreements, export license and trade names/trademarks. They are amortized ratably over a range of one to seven years which approximates customer attrition rate and technology obsolescence. The Company assesses the carrying value of its intangible assets for impairment each year. Based on its assessments, the Company did not incur any impairment charges for the years ended December 31, 2017 and 2016.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 2 - Summary of Significant Accounting Policies (continued)

Goodwill

We test goodwill for potential impairment at least annually, or more frequently if an event or other circumstance indicates that we may not be able to recover the carrying amount of the net assets of the reporting unit. In evaluating goodwill for impairment, we may assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If we bypass the qualitative assessment, or if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we perform a quantitative impairment test by comparing the fair value of a reporting unit with its carrying amount.

We calculate the estimated fair value of a reporting unit using a weighting of the income and market approaches. For the income approach, we use internally developed discounted cash flow models that include the following assumptions, among others: projections of revenues, expenses, and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. For the market approach, we use internal analyses based primarily on market comparables. We base these assumptions on our historical data and experience, third party appraisals, industry projections, micro and macro general economic condition projections, and our expectations.

The Company performed the annual impairment test, and recorded an impairment charge for goodwill of $8.4 million and $7.4 million during the years ended December 31, 2017 and 2016, respectively.

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

Based on its assessments, the Company did not record any impairment charges for the years ended December 31, 2017 and 2016.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

Non-Controlling Interest

The Company has a 50.2% equity interest in Sysorex Arabia as of December 31, 2017 and 2016. The Company has a 82.5% equity interest in Sysorex India as of December 31, 2017. The portion of the Company’s deficiency attributable to this third-party non-controlling interest was approximately $2.0 million as of December 31, 2017 and 2016.

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

Foreign Currency Translation

Assets and liabilities related to the Company’s foreign operations are calculated using the Saudi Riyal, Indian Rupee and Canadian Dollar and are translated at end-of-period exchange rates, while the related revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments are recorded as a separate component of consolidated stockholders’ equity and were a loss of $21,000 and an income of $21,000 for the years ended December 31, 2017 and 2016, respectively. Gains or losses resulting from transactions denominated in foreign currencies are included in other income (expense) in the consolidated statements of operations. The Company engages in foreign currency denominated transactions with customers that operate in functional currencies other than the U.S. dollar. Aggregate foreign currency net transaction losses were not material for the years ended December 31, 2017 and 2016, respectively.

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) and its components in its consolidated financial statements. Comprehensive loss consists of net loss, foreign currency translation adjustments and unrealized gains and losses from marketable securities, affecting stockholders’ equity that, under US GAAP, are excluded from net loss.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 2 - Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company provides information technology, or IT, solutions and services to customers and derives revenues primarily from the sale of third-party hardware and software products, software, assurance, licenses and other consulting services, including maintenance services and recognizes revenue once the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) the price is fixed and determinable, (3) shipment (software and hardware) or fulfillment (maintenance) has occurred; and (4) there is reasonable assurance of collection of the sales proceeds (the “Revenue Recognition Criteria”). In addition, the Company also records revenues in accordance with Accounting Standards Codification (“ASC”) Topic 605-45 “Principal Agent Consideration” (“ASC 605-45”). The Company evaluates the sales of products and services on a case by case basis to determine whether the transaction should be recorded gross or net, including, but not limited to, assessing whether or not the Company: (1) is the primary obligor in the transaction; (2) has inventory risk with respect to the products and/or services sold; (3) has latitude in pricing; and (4) changes the product or performs part of the services sold. The Company evaluates whether revenues received from the sale of hardware and software products, licenses, and services, including maintenance and professional consulting services, should be recognized on a gross or net basis on a transaction by transaction basis. As of December 31, 2017, the Company has determined that all revenues received should be recognized on a gross basis in accordance with applicable standards.

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

The Company also enters into sales transactions whereby customer orders contain multiple deliverables, and reports its multiple deliverable arrangements under ASC 605-25 “Revenue Arrangements with Multiple Deliverables” (“ASC-605-25”). These multiple deliverable arrangements primarily consist of the following deliverables: the Company’s design, configuration, installation, integration, warranty/maintenance and consulting services; and third-party computer hardware, software and warranty maintenance services. In situations where the Company bundles all or a portion of the separate elements, Vendor Specific Objective Evidence (“VSOE”) is determined based on prices when sold separately. For the years ended December 31, 2017 and 2016 revenues recognized as a result of customer contracts requiring the delivery of multiple elements were $12.4 million and $19.7 million, respectively.

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

Maintenance and Professional Services Revenue Recognition

With respect to sales of our maintenance, consulting and other service agreements including our digital advertising and electronic services, the Revenue Recognition Criteria is met once the service has been provided. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. The fixed rate includes direct labor, indirect expenses, and profits. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. Anticipated losses are recognized as soon as they become known. For the years ended December 31, 2017 and 2016, the Company did not incur any such losses. These amounts are based on known and estimated factors. Revenues from time and material or firm fixed price long-term and short-term contracts are derived principally with various United States government agencies and commercial customers.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

The Company incurred stock-based compensation charges, net of estimated forfeitures, of $1.5 million and $1.4 for the years ended December 31, 2017 and 2016, respectively, which are included in general and administrative expenses. The following table summarizes the nature of such charges for the periods then ended (in thousands):

	For the Years Ended December 31,
	2017	2016
Compensation and related benefits	$909	$1,306
Professional and legal fees	301	71
Acquisition transaction costs	7	--
Interest expense	316	--
Totals	$1,533	$1,377

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

The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the years ended December 31, 2017 and 2016:

	For the Years Ended December 31,
	2017	2016
Options	8,685	12,229
Warrants	42,773	9,581
Shares accrued but not issued	--	630
Convertible preferred stock	--	3,333
Reserve for service providers	11,837	--
Convertible note	140,031	--
Convertible debenture	336,343	8,444
Totals	539,669	34,217

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

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

Segment Reporting

In accordance with ASC 280 “Segment Reporting”, operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. Our chief decision maker, as defined under the FASB’s guidance, is the Chief Executive Officer. It is determined that the Company operates in two business segments and four geographic segments, Saudi Arabia, India, Canada and the United States.

Reclassification

Certain accounts in the prior year’s financial statements have been reclassified for comparative purposes to conform to the presentation in the current year’s financial statements. These reclassifications have no effect on previously reported earnings.

Derivative Liabilities

During the year ended December 31, 2016, the Company issued a convertible debenture that included reset provisions considered to be down-round protection. In addition, the Company issued warrants that include a fundamental transaction clause which provide for the warrant holders to be paid in cash the fair value of the warrants as computed under a Black Scholes valuation model. The Company determined that the conversion feature and warrants are derivative instruments pursuant to ASC 815 “Derivatives and Hedging” issued by the Financial Accounting Standards Board (“FASB”). The accounting treatment of derivative financial instruments requires that the Company bifurcate the conversion feature and record it as a liability at fair value and the fair value of the warrants were computed as defined in the agreement. The instruments are marked-to-market at fair value as of each balance sheet date. Any change in fair value is recorded as a change in the fair value of derivative liabilities for each reporting period. The fair value of the conversion feature was determined using the Binomial Lattice model. The Company reassesses the classification at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. As further discussed below the Company early adopted ASU 2017-11, “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception” and accordingly on July 1, 2017 has reclassified approximately $3.8 million of derivative liabilities to equity. As of December 31, 2017 and 2016, the fair value of the derivative liability was $48,000 and $210,000, respectively, and was included in the current liabilities section of the balance sheet.

Recent Accounting Standards

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The FASB issued ASU 2015-17 as part of its ongoing Simplification Initiative, with the objective of reducing complexity in accounting standards. The amendments in ASU 2015-17 require entities that present a classified balance sheet to classify all deferred tax liabilities and assets as a noncurrent amount. This guidance does not change the offsetting requirements for deferred tax liabilities and assets, which results in the presentation of one amount on the balance sheet. Additionally, the amendments in ASU 2015-17 align the deferred income tax presentation with the requirements in International Accounting Standards (IAS) 1, Presentation of Financial Statements. The amendments in ASU 2015-17 are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of ASU 2015-17 did not have a material impact on its financial statements.

In January 2017, the FASB issued ASU 2017-04: “Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which removes Step 2 from the goodwill impairment test. It is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed with a measurement date after January 1, 2017. The Company has adopted this accounting guidance during the year ended December 31, 2017.

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

 INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 2 - Summary of Significant Accounting Policies (continued)

Recent Accounting Standards (continued)

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 - Revenue Recognition (“ASC 605”) and most industry-specific guidance throughout ASC 605. The FASB has issued numerous updates that provide clarification on a number of specific issues as well as requiring additional disclosures. The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance may be adopted through either retrospective application to all periods presented in the financial statements (full retrospective approach) or through a cumulative effect adjustment to retained earnings at the effective date (modified retrospective approach). The guidance is effective for public companies for annual and interim periods beginning on or after December 15, 2017.

The Company will adopt ASC 606 effective January 1, 2018 using the modified retrospective method. As of the date of filing, the Company has not completed its ASC 606 implementation process and, as a result, cannot disclose the quantitative impact of adoption on its consolidated financial statements.

Reverse Stock Split

The board of directors was authorized by the Company’s stockholders to effect a 1 for 15 reverse stock split of its issued and outstanding shares of common stock which was effective March 1, 2017. On February 2, 2018, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada to effect a 1-for-30 reverse stock split of the Company’s issued and outstanding shares of common stock, effective as of February 6, 2018. The financial statements and accompanying notes give effect to both of the reverse stock splits as if they occurred at the beginning of the first period presented.

Subsequent Events

The Company evaluates events and/or transactions occurring after the balance sheet date and through the issue date of the consolidated financial statements to determine if any of those events and/or transactions requires adjustment to or disclosure in the consolidated financial statements.

Note 3 - Integrio Technologies, LLC Asset Acquisition

On November 14, 2016, the Company and its wholly-owned subsidiary, Sysorex Government Services, Inc. (collectively, the “Buyer”), entered into an Asset Purchase Agreement, as amended by the Amendment No. 1 to Asset Purchase Agreement (as so amended, the “Purchase Agreement”) with Integrio and Emtec Federal, LLC, a wholly-owned subsidiary of Integrio, (collectively, the “Seller”) which are in the business of providing IT integration and engineering services to customers, primarily government agencies. The transaction closed on November 21, 2016. The consideration paid for the assets included an aggregate of (A) $1.8 million in cash, of which $1.4 million minus certain amounts payable to creditors of the Seller was paid upon the closing of the acquisition and $400,000 will be paid in two annual installments of $200,000 each on the respective anniversary dates of the closing, subject to certain set offs and recoupment by Buyer; (B) 1,178 unregistered restricted shares of the Company’s voting common stock valued at $675.00 per share; (C) certain specified assumed liabilities as detailed in the purchase price table below; and (D) up to an aggregate of $1.2 million in earnout payments, of which up to $400,000 shall be payable to the Seller per year for the three years following the closing. Inpixon acquired these assets to pursue its previously stated strategy to expand its business into the federal government sector because of the large long-term contracts that the government sector offers. Inpixon started with bidding on government contracts directly and this acquisition provided an opportunity to accelerate this expansion. In addition, the acquisition allows Inpixon to offset the revenue softening in the commercial vertical for this business segment that it experienced in 2016.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 3 - Integrio Technologies, LLC Asset Acquisition (continued)

The total recorded purchase price for the transaction was $2.3 million at closing on November 21, 2016 (“Closing”) which consisted of the cash paid at Closing of $753,000, $400,000 cash that will be paid in two annual installments of $200,000 each on the respective anniversary dates of the Closing, $1.1 million in contingent earnout payments and $101,000 representing the fair value of the stock issued at Closing.

The Purchase Agreement provided for a post-closing adjustment based on the collection of the acquired accounts receivable. If there is an adjustment amount, the buyers available methods of recouping the adjustment amount shall be (i) first, to withhold the annual cash payments and (ii) if those are not sufficient to recoup the amount, to withhold earnout payments otherwise due under the agreement. During the year ended December 31, 2017 $561,000 was recorded as a reduction in the amounts owed to Sellers of Integrio for uncollectible accounts receivable.

The purchase price is allocated as follows (in thousands):

Assets Acquired:
Cash	$189
Accounts receivable	2,365
Other receivables	377
Prepaid assets	4,164
Fixed assets	64
Other assets	34
Customer relationships	1,873
Supplier relationships	2,985
Goodwill (A)	3,261
Total Assets Acquired	15,312

Liabilities Assumed:
Accounts payable	$8,341
Accrued liabilities	344
Deferred revenue	4,252
Other long term liabilities	43
Total Liabilities Assumed	12,980

Total Purchase Price	$2,332

(A)	The goodwill will be deductible for tax purposes once the contingent and assumed liabilities are settled.

Note 4 - Sysorex India Acquisition

Effective as of December 31, 2017 the Company acquired approximately 82.5% of the outstanding equity securities of Sysorex India from Sysorex Consulting, Inc. (“SCI”) pursuant to that certain Stock Purchase Agreement dated as of December 31, 2017 by and among the Company, SCI and Sysorex India, for aggregate consideration for the assignment by the Company of $37,000 of outstanding receivables.

The Company acquired Sysorex India to pursue sales and business development opportunities in India. In addition the Company is looking to potentially expand its engineering and development teams in India. Sysorex India is in the business of IT Services including software application and development, QA and testing and GUI development.

The purchase price is allocated as follows (in thousands):

Assets Acquired:
Cash	$1
Fixed assets	14
Other assets	32
Total Assets Acquired	47

Liabilities Assumed:
Other current liabilities	10
Total Liabilities Assumed	10

Total Purchase Price	$37

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 5 - Proforma Financial Information

The following unaudited proforma financial information presents the consolidated results of operations of the Company and Integrio for the year ended December 31, 2016, as if the acquisition of Integrio had occurred on January 1, 2016 instead of November 21, 2016. The proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods. The financial information for Sysorex India was deminimis.

(in thousands, except share amounts)	For the Year Ended December 31, 2016
Revenues	$109,235
Net Loss Attributable to Common Shareholder	$(29,346)
Weighted Average Number of Common Shares Outstanding, Basic and Diluted	60,037
Loss Per Common Share - Basic and Diluted	$(488.80)

Note 6 - Related Party

Due from Related Parties

Non-interest bearing amounts due on demand from a related party were $0 as of December 31, 2017 and $666,000 as of December 31, 2016, and consist primarily of amounts due from Sysorex Consulting, Inc. (“SCI”). Subsequent to December 31, 2014, SCI is no longer a direct shareholder or investor in the Company. The amounts due from SCI as of December 31, 2017 and 2016 have been classified in and as a reduction of stockholders’ equity. On December 31, 2017, the Company received 82.5% of Sysorex India from SCI in exchange for $37,000 of the amount owed under this receivable by SCI, $629,000 of the receivable was forgiven and accordingly the balance of this receivable is $0 as of that date.

Consulting Services Ordering Agreement Amendment

On March 25, 2016 but effective as of March 16, 2016, the Company entered into an Amendment No. 3 to its Consulting Services Ordering Agreement with Mr. A Salam Qureishi, who served as Chairman of the Board and a Director of the Company (the “Consultant”) until September 30, 2016 (the “Amended Agreement”), pursuant to which the Company agreed to pay the Consultant a fee of $20,000 per month for all consulting services performed during the term of the Consulting Services Ordering Agreement. In addition, the Amended Agreement provided for an extension of the original term of the Consulting Services Ordering Agreement for an additional nine months from March 31, 2016 to December 31, 2016. For the year ended December 31, 2016 the Company recorded a charge of $270,000.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 7 - Inventory

Inventory at December 31, 2017 and 2016 consisted of the following (in thousands):

	As of December 31,
	2017	2016
Raw materials	$220	$326
Work in process	7	238
Finished goods	563	497
Total Inventory	$790	$1,061

Note 8 - Property and Equipment, net

Property and equipment at December 31, 2017 and 2016 consisted of the following (in thousands):

	As of December 31,
	2017	2016
Computer and office equipment (1)	$1,870	$2,662
Furniture and fixtures (1)	378	378
Leasehold improvements	53	53
Software	168	163
Total	2,469	3,256
Less: accumulated depreciation and amortization (1)	(1,949)	(1,871)

Total Property and Equipment, Net	$520	$1,385

(1) Includes assets under capital lease arrangements (see Note 15).

Depreciation and amortization expense was $660,000 and $543,000 for the years ended December 31, 2017 and 2016, respectively.

Note 9 - Software Development Costs

Capitalized software development costs as of December 31, 2017 and 2016 consisted of the following (in thousands):

	As of December 31,
	2017	2016
Capitalized software development costs	$4,297	$3,044
Accumulated amortization	(2,280)	(986)
Software development costs, net	$2,017	$2,058

The weighted average remaining amortization period for the Company’s software development costs is 2.644 years.

Amortization expense for internally-developed and externally marketed computer software was $1.2 million and $790,000 for the years ended December 31, 2017 and 2016, respectively.

Future amortization expense on the computer software is anticipated to be as follows (in thousands):

For the Years Ending December 31,	Amount
2018	$1,100
2019	357
2020	306
2021	254
Total	$2,017

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 10 - Intangible Assets

Intangible assets at December 31, 2017 and 2016 consisted of the following (in thousands):

Amortized Intangible Assets	Gross Carrying Amount		Accumulated Amortization
	December 31,		December 31,
	2017	2016	2017	2016
Trade Name/Trademarks	$4,030	$4,030	$(2,668)	$(2,396)
Customer Relationships	6,623	6,623	(3,940)	(2,705)
Supplier Relationships	2,985	2,985	(1,078)	(83)
Developed Technology	15,696	15,696	(8,976)	(6,503)
Non-compete Agreements	400	400	(400)	(364)
Export License - LMS	13	13	(7)	(5)
Totals	$29,747	$29,747	$(17,069)	$(12,056)

During the year ended December 31, 2016 the Company through the acquisition of Integrio has capitalized approximately $1.4 million of customer relationships and approximately $2.99 million of supplier relationships. These intangible assets were determined to have a life of 6 and 3 years, respectively.

Aggregate Amortization Expense:

Aggregate amortization expense for the years ended December 31, 2017 and 2016 were $5 million and $4.3 million, respectively.

Future amortization expense on intangibles assets is anticipated to be as follows (in thousands):

For the Years Ending December 31,	Amount
2018	4,616
2019	4,533
2020	2,450
2021	793
2022	286
Total	$12,678

The weighted average remaining amortization periods for the Company’s trade names/trademarks, customer relationships, supplier relationships, developed technology, non-compete agreements, and export license are 0.26, 0.81, 0.29, 1.62, 0, and 0 years, respectively.

Note 11 - Goodwill

The Company has recorded goodwill and other indefinite-lived assets in connection with its acquisitions of Lilien, Shoom, AirPatrol, LightMiner and Integrio. Goodwill, which represents the excess of acquisition cost over the fair value of the net tangible and intangible assets of the acquired company, is not amortized. Indefinite-lived intangible assets are stated at fair value as of the date acquired in a business combination. The Company’s goodwill balance and other assets with indefinite lives were evaluated for potential impairment during the third quarter of September 30, 2017, as certain indications on a qualitative and quantitative basis were identified, that an impairment exists as of the reporting date.

During the three months ended September 30, 2017, the Company recognized an $8.4 million impairment charge for our Indoor Positioning Analytics and Infrastructure segment. The impairment charge was primarily precipitated by the continued decline in Company’s stock price during the nine months ended September 30, 2017, accumulated losses and the lack of required working capital to fund our continuing operations. The Company used a market approach to determine if the carrying amounts of the company’s reporting units exceeded the fair value of the Company. During the year ended December 31, 2016 the Company recorded an impairment charge for $7.4 million for the Indoor Positioning Analytics segment.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 11 - Goodwill (continued)

The following table summarizes the changes in the carrying amount of Goodwill, by segment and in total for year ended December 31, 2017 (in thousands):

	Indoor Positioning Analytics	Infrastructure	Consolidated

Balance as of January 1, 2016	$8,623	4,543	13,166
Goodwill acquired, net of purchase adjustment	--	3,262	3,262
Goodwill impairment (level 3 fair value adjustment)	(7,400)	--	(7,400)
Balance as of December 31, 2016	$1,223	$7,805	$9,028
Goodwill impairment (level 3 fair value adjustment)	(587)	(7,805)	(8,392)
Balance at December 31, 2017	$636	$--	$636

Note 12 - Discontinued Operations

As of December 31, 2015, the Company’s management decided to close its Saudi Arabia legal entity as business activities and operations have been strategically shifted according to the business plan of the Company. On January 18, 2018, the Company sold its 50.2% interest in Sysorex Arabia to SCI in consideration for SCI’s assumption of 50.2% of the assets and liabilities of Sysorex Arabia, totaling approximately $11,500 and $1 million, respectively.

In accordance with ASC topic 360 “Property, Plant and Equipment”, the Company has classified the assets and liabilities as discontinued assets and liabilities in the accompanying consolidated financial statements.

The major categories of assets and liabilities held for sale in the consolidated balance sheets at December 31, 2017 and 2016 (in thousands):

	As of December 31,
	2017	2016
Assets:
Current Assets:
Accounts receivable, net	$1	$1
Notes and other receivables	8	8
Other assets	14	14
Total Current Assets	23	23

Other assets	--	--
Total Assets	$23	$23

Liabilities:
Current Liabilities:
Accounts payable	$178	$178
Accrued liabilities	918	904
Deferred revenue	236	236
Due to related party	5	1
Short term debt	722	722
Total Current Liabilities	2,059	2,041

Long Term Liabilities	--	--
Total Liabilities	$2,059	$2,041

The Company has entered into surety bonds with a financial institution in Saudi Arabia which guaranteed performance on certain contracts. Deposits for surety bonds amounted to $0 as of December 31, 2017 and 2016, as a reserve was placed against the deposit balance during the year ended December 31, 2017 due to the uncertainty of when the bond will be released.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 12 - Discontinued Operations (continued)

The Company did not recognize any depreciation or amortization expense related to discontinued operations during the years ended December 31, 2017 and 2016. There were no significant capital expenditures or non-cash operating or investing activities of discontinued operations during the periods presented. The operations of Sysorex Arabia were insignificant for the years ended December 31, 2017 and 2016. On January 18, 2018, the Company sold its 50.2% interest in Sysorex Arabia to SCI in consideration for SCI’s assumption of 50.2% of the assets and liabilities of Sysorex Arabia.

End of Service Indemnity Provision

In accordance with local labor laws, Sysorex Arabia is required to accrue benefits payable to its employees at the end of their services with Sysorex Arabia. For the years ended December 31, 2017 and 2016, no amounts were required to be accrued under this provision.

Note 13 - Deferred Revenue

Deferred revenue as of December 31, 2017 and 2016 consisted of the following:

	As of December 31,
	2017	2016
Deferred Revenue, Current
Maintenance agreements	$4,248	$14,873
Service agreements	1,363	170
Total Deferred Revenue, Current	5,611	15,043

Deferred Revenue, Non-Current
Maintenance agreements	2,636	5,960

Total Deferred Revenue	$8,247	$21,003

The fair value of the deferred revenue approximates the services to be rendered.

Note 14 - Debt

Debt as of December 31, 2017 and 2016 consisted of the following (in thousands):

	As of December 31,
	2017	2016
Short-Term Debt
Notes payable (A)	$1,917	$170
Revolving line of credit (B)	1,141	6,717
Total Short-Term Debt	$3,058	$6,887

Long-Term Debt
Notes payable	$175	$212
Senior secured convertible debenture, less debt discount of $417 (C)	592	3,835
Total Long-Term Debt	$767	$4,047

(A)	Convertible Notes Payable

On November 17, 2017, the Company issued a $1.7 million principal face amount note to an accredited investor which yielded net proceeds of $1.5 million to the Company. The note bears interest at the rate of 10% per year and is due 10 months after the date of issuance. There is a fixed conversion price of $13.50 per share, and the Company is required to reserve 25 million of the 50 million shares set forth in Proposal 8 of the Definitive Schedule 14A filed with the SEC in October 2017. Redemptions may occur at any time after the 6 month anniversary of the date of issuance of the note with a minimum redemption price of $17.10 per share, and if the conversion rate is less than the market price, then the redemptions must be made in cash. The note contains standard events of default and a schedule of redemption premiums. Under the terms of the debt agreement the holder has the option to participate in certain future financings of the Company. On January 5, 2018 the Company further amended the note that the conversion price may be reduced to a price that is equal to 70% of the closing bid price reported as of the date immediately prior to each applicable conversion date and in no event shall the conversion price be equal to a price that is less than $3.00 per share.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 14 - Debt (continued)

(B)  Revolving Lines of Credit

GemCap Lending Loan Agreement

The Company and its wholly-owned subsidiaries, Inpixon USA and Inpixon Federal (jointly and severally, the “Borrower”), entered into a Loan and Security Agreement with GemCap Lending I, LLC, a Delaware limited liability company (the “Lender”) dated as of November 14, 2016.

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

GemCap Loan and Security Agreement Amendment

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

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 14 - Debt (continued)

Payplant Accounts Receivable Bank Line

Pursuant to the terms of a Commercial Loan Purchase Agreement, dated as of August 14, 2017, Gemcap Lending I, LLC (“Gemcap”) sold and assigned to Payplant LLC, as agent for Payplant Alternatives Fund LLC, all of its right, title and interest to that certain revolving Secured Promissory Note in an aggregate principal amount of up to $10 million issued in accordance with that certain Loan and Security Agreement, dated as of November 14, 2016 by and among Gemcap and the Company and its wholly-owned subsidiaries, Inpixon USA and Inpixon Federal, Inc. for an aggregate purchase price of $1.4 million. In connection with the purchase and assignment, the GemCap loan was amended and restated in accordance with the terms and conditions of the Payplant Loan and Security Agreement, dated as of August 14, 2017, between the Company and Payplant (the “Loan Agreement”) The Loan Agreement allows the Company to request loans from Payplant with a term of no greater than 360 days in amounts that are equivalent to 80% of the face value of purchase orders received. In connection with the assignment, the Company entered into the Payplant Client Agreement (the “Client Agreement”), pursuant to which the Company will offer to Payplant for purchase those receivables payable to the Company in connection with the purchase orders under which advances have been made pursuant to the Loan Agreement for the purposes of paying off any notes issued pursuant to the Loan Agreement. Under the Client Agreement, the Company cannot raise additional financings, without Payplant’s approval, which will not be unreasonably withheld by Payplant unless it is an equity financing or a convertible equity financing, where the Company can force conversion, while Payplant’s advances are outstanding. In accordance with the terms of the Loan Agreement, Inpixon Federal, Inc. issued a promissory note to Payplant with a term of 30 days in an aggregate principal amount of approximately $995,000 in connection with a purchase order received. The promissory note is subject to the interest rates described in the Loan Agreement which is a 30 day rate of 2% calculated per day and is secured by the assets of the Company pursuant to the Loan Agreement and will be satisfied in accordance with the terms of the Client Agreement.

(C) Convertible Senior Secured Debenture

On August 9, 2016, the Company entered into a Purchase Agreement with Hillair Capital Investments L.P. pursuant to which it issued and sold (i) an 8% Original Issue Discount Senior Convertible Debenture in an aggregate principal amount of $5.7 million due on August 9, 2018 and (ii) 2,250 shares of newly created Series 1 Convertible Preferred Stock, par value $0.001 per share (the “Preferred Stock”, together with the Debenture, the “Securities”), for an aggregate purchase price of $5 million. The original issue discount of $700,000 has been included as a component of the debt discount. The Company allocated the fair value of the debt and preferred stock under a relative fair value methodology.

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

The Company evaluated the embedded conversion feature within the debenture in accordance with FASB ASC 815 “Derivatives and Hedging”. The conversion price was deemed to have a reset provision with down round protection and was recorded as a derivative liability. The Company calculated the fair value of $51,000 for the embedded conversion feature using the Binomial Lattice Model which was recorded as a discount to the debenture using the residual method. The debt discount is charged to interest expense ratably over the term of the debenture and the derivative liability was marked to market through earnings at the end of each reporting period.

On June 2, 2017 the Company repaid $200,000 of the debenture. On June 30, 2017 after the close of the Capital Raise (see Note 11) the Company repaid $2.65 million of the senior secured debenture.

On December 11, 2017, the Company and the holders of the Debentures, with a current aggregate principal amount of approximately $2.8 million, entered into an Amendment Agreement to modify the terms of the Securities Purchase Agreement and the Debentures to extend the maturity date of the Debentures from August 9, 2018 to January 2, 2019, to suspend all payments of interest scheduled to be made on the Debentures after December 11, 2017, all Periodic Redemption Amounts on each Periodic Redemption Date (as defined in the Debenture) and any other amounts payable under the Debentures until the Maturity Date, to reduce the conversion price of the Debentures to a fixed price of $7.20, which is based on a discount to the reported closing price of the Company’s common stock as of December 8, 2017, as may be adjusted, but not increased and to provide the Company with a forced conversion right if the VWAP (as defined in the Debenture) equals or exceeds $9.00 (subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock that occur after the date hereof) for any 5 consecutive Trading Days, the Company may, upon the delivery of notice to the Debenture Holders, force the Debenture Holders to convert all or part of the then outstanding principal amount of this Debenture plus, if so specified in the forced conversion notice, accrued but unpaid interest, liquidated damages and other amounts owing to the Holders under the Debenture, so long as the Equity Conditions have been satisfied.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 14 – Debt (continued)

(C) Convertible Senior Secured Debenture (continued)

On December 29, 2017, the Company entered into a Second Amendment Agreement to modify the terms of the securities purchase agreement and the Debentures to amend the conversion price then in effect to a price equal to up to a discount of 30% of the closing price of the Company’s common stock as reported by the Nasdaq Stock Market as of the date immediately prior to each applicable conversion date, with a floor of $3.00.

During December 31, 2017 the Company calculated the effect of the conversion price amendments to the debenture and recorded an extinguishment loss of $1.5 million which is presented in the other income (expense) section of the statement of operations for the year ended December 31, 2017. As of December 31, 2017 the balance owed under the debenture was approximately $1 million. In February 2018 the Company issued 275,259 shares for settlement of the obligation.

(D) Subordinated Convertible Promissory Notes

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

On June 30, 2017 the Company paid $2.7 million after the close of the Equity Raise (see Note 17) to settle the amounts owed under the promissory notes including all principal, interest and fees.

Note 15 - Capital Lease Obligations

During the year ended December 31, 2014, the Company entered into a lease arrangement for furniture with Madison Funding. The lease term is from March 2014 through February 2019. Monthly minimum lease payments are $3,000 and the lease required a security deposit of $14,000. The Company exercised the buy-out option and the lease was paid in full on January 27, 2016.

During the year ended December 31, 2014, the Company entered into a lease arrangement for equipment with Cambridge TelCom Services, Inc. The lease term is from November 2014 through April 2019. Monthly minimum lease payments are $13,000. Cambridge TelCom and the Company agreed to terminate the lease during the year ended December 31, 2017.

The following is an analysis of the property under capital leases included in property and equipment (see Note 8) (in thousands):

As of December 31, 2016
Computer and office equipment	$649
Accumulated depreciation	(281)
Net computer and office equipment	$368

Depreciation expense for leased property and equipment for the years ended December 31, 2017 and 2016 were $119,000 and $130,000, respectively.

Note 16 - Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share with rights, preferences, privileges and restrictions as to be determined by the Company’s Board of Directors. There were 0 and 2,250 shares of preferred stock issued and outstanding as of December 31, 2017 and 2016, respectively.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 17 - Equity Raise

December 2016 Equity Raise

On December 12, 2016, the Company entered into a Securities Purchase Agreement with certain investors for the sale by the Company of 11,111 shares of the Company’s common stock, at a purchase price of $180.00 per share. Concurrently with the sale of the Common Shares, pursuant to the Purchase Agreement the Company also sold warrants to purchase up to 8,333 shares of Common Stock. The aggregate gross proceeds for the sale of the Common Shares and Warrants was approximately $2.0 million. Subject to certain ownership limitations, the Warrants will be exercisable on the 6-month anniversary of the issuance date at an exercise price equal to $202.50 per share of Common Stock, subject to adjustments as provided under the terms of the Warrants. The Warrants are exercisable for five and a half years from the initial issuance date. The warrants included a fundamental transaction clause which provided for the warrant holder to be paid in cash upon an event as defined in the warrant. The cash payment is to be computed under a Black-Scholes valuation model for the unexercised portion of the warrant. Accordingly under ASC 815 Derivatives and Hedging the warrants were deemed to be derivative liability and are marked to market at each reporting period. The fair value of the warrants was determined using the black-scholes valuation model which was determined to be approximately $210,000 and approximated the fair value of the cash payment which would be required to be paid by the Company upon the contingent fundamental transaction. As of December 31, 2017 the binomial lattice model. The fair value on the date of the grant was approximately $48,000 as of December 31, 2017.

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

June 2017 Equity Raise

On June 30, 2017, the Company completed the previously announced registered underwritten public offering of an aggregate of (i) 61,649 Class A Units (the “Class A Units”), with each Class A Unit consisting of one share of Common Stock and one warrant to purchase one share of Common Stock at an exercise price of $39.375 and (ii) 4,060 Class B Units (the “Class B Units”), with each Class B Unit consisting of one share of Series 2 Preferred and one warrant to purchase the number of shares of Common Stock equal to the number of shares of Common Stock underlying the Series 2 Preferred at the Exercise Price. The net proceeds to the Company from the transactions, after deducting the placement agent’s fees and expenses but before paying the Company’s estimated offering expenses, and excluding the proceeds, from the exercise of the Warrants was approximately $5.7 million. In connection with the capital raise the Company granted in the aggregate 190,538 warrants which consisted of 61,649 class A warrants and 190,538 Class B warrants. The fair value of the warrants on the date of the issuance was approximately $3.8 million. The Company determined that the warrants included certain price protection features and under ASC 815 Derivatives and Hedging the warrants were deemed to be derivative liability and are marked to market at each reporting period. On July 1, 2017 the Company early adopted ASU 2017-11 and accordingly has reclassified approximately $3.8 million of derivative liabilities to equity.

In connection with the Offering, the Company entered into that certain waiver and consent agreement, dated June 28, 2017, with those purchasers signatory to that certain securities purchase agreement, dated as of December 12, 2016. Pursuant to the terms of the Waiver and Consent Agreement, the December 2016 Purchasers agreed to waive the variable rate transaction prohibition contained in the December 2016 SPA, which, if not waived, prohibits the adjustment to the exercise price set forth in the Warrants. In consideration of the Waiver, the warrants held by the December 2016 Purchasers issued in accordance with the December 2016 SPA have been amended to equal the Exercise Price of the warrants issued in the Offering and to provide for an adjustment to the Exercise Price to the extent shares of Common Stock are issued or sold for a consideration per share that is less than the exercise price then in effect; provided, that the exercise price will not be less than $15.00 per share. The impact of this modification was deemed to be deminimis for the year ended December 31, 2017.

Agreement with Warrant Holders

On August 9, 2017, the Company entered into a warrant exercise agreement with certain participants in the Offering pursuant to which the Warrant Holders agreed to exercise, for up to an aggregate of 36,524 shares of common stock, the warrants (the “Warrants”) issued pursuant to that certain warrant agency agreement, dated as of June 30, 2017 (the “Warrant Agency Agreement”), by and between the Company and Corporate Stock Transfer, as warrant agent (the “Warrant Agent”), provided that the Company will agree to:

(a)      amend the Warrant Agency Agreement to reduce the exercise price of the Warrants from $39.75 per share to $9.00 per share in accordance with the terms and conditions of Amendment No. 1 to the Warrant Agency Agreement, dated August 9, 2017 between the Company and the Warrant Agent, with the consent of Aegis Capital Corp. and the registered holders of a majority of the outstanding Warrants. The impact of this modification was deemed to be deminimis for the year ended December 31, 2017; and

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 17 - Equity Raise (continued)

Agreement with Warrant Holders (continued)

(b)      issue additional warrants to the Warrant Holders, for the number of shares of common stock that will be equal to the number of exercised shares purchased by such Warrant Holder (the “Additional Warrant Shares”), at an exercise price of $16.50 per share for warrants to purchase up to an aggregate of 36,524 shares of common stock. In connection with the grant of the additional 36,524 warrants which have a life of 5 years, under the terms of the agreement included a fundamental transaction clause which provided for the warrant holder to be paid in cash upon an event as defined in the warrant agreement. The cash payment is to be computed under a Black-Scholes valuation model for the unexercised portion of the warrant. Accordingly under ASC 815 Derivatives and Hedging the warrants were deemed to be derivative liability and are marked to market at each reporting period. The fair value of the warrants on the date of the issuance was approximately $349,000 and was recorded as a charge to the statement of operations in other income and expenses. As of December 31, 2017 the fair value of the warrants was approximately $48,000.

Note 18 - Common Stock

During the year ended December 31, 2016, the Company issued 433 shares of common stock for services which were fully vested upon the date of issuance. The Company recorded an expense of $371,000 for the fair value of those shares.

During the year ended December 31, 2016, the Company issued an aggregate of 3,430 shares of common stock for the settlement of $2,895,000 of amounts accrued in accordance with the terms of the LightMiner Asset Purchase Agreement, dated April 24, 2015. As of December 31, 2016 the fair value of $567,000 was accrued and held in escrow which represented 630 shares of common stock. During the year ended December 31, 2017 the escrow was released and the Company issued the shares for settlement of the liability.

On December 12, 2016, and as more fully described in Note 17, the Company issued 11,111 of common stock at $180.00 per share for proceeds of approximately $1.8 million, after deducting the underwriting discounts, fees and commissions.

On November 21, 2016, and as more fully described in Note 3, the Company issued 1,178 shares of restricted common stock in connection with the purchase of Integrio Technologies, LLC. The Company recorded the $101,000 value of the shares as part of the purchase price of the assets during the year ended December 31, 2016.

During the three months ended March 31, 2017, the Company issued 60 shares of common stock related to the acquisition of Integrio Technologies, LLC which were fully vested upon the date of grant. The Company recorded an expense of $7,050 for the fair value of those shares.

During the three months ended March 31, 2017, the Company issued 123 shares of common stock for services which were fully vested upon the date of grant. The Company recorded an expense of approximately $14,100 for the fair value of those shares.

During the three months ended March 31, 2017, the Company issued 631 of common stock for the settlement of $567,000 of shares held in escrow related to the LightMiner asset acquisition.

During the three months ended March 31, 2017, the Company issued 51 common shares of stock for fractional shares due to the March 1, 2017 reverse stock split.

On April 19, 2017, Inpixon entered into an exchange agreement with Hillair Capital Investments L.P. in connection with an interest payment due on May 9, 2017 pursuant to the Company’s 8% Original Issue Discount Senior Secured Convertible Debenture in the principal amount of $5,700,000. In accordance with the Exchange Agreement, solely in respect of the interest payment in the amount of approximately $343,000 due on May 9, 2017, the parties agreed that $315,700 of such interest payment will be made in in the form of 3,667 shares of the Company’s common stock issued at an interest conversion rate equal to $86.10 per share. The shares were issued on April 20, 2017.

On May 8, 2017, Hillair Capital Investments L.P. delivered a conversion notice to the Company pursuant to which it converted 2,250 shares of the Company’s Series 1 Convertible Preferred Stock into 3,334 shares of the Company’s common stock. Such shares of common stock were issued on May 9, 2017.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 18 - Common Stock (continued)

On June 30, 2017, and as more fully described in Note 17, the Company issued 61,649 shares of common stock at $31.50 per share for proceeds of approximately $1.9 million.

During the three months ended June 30, 2017, the Company issued 1,735 shares of common stock for services which were fully vested upon the date of grant. The Company recorded an expense of approximately $144,800 for the fair value of those shares.

During the three months ended September 30, 2017, the Company issued 3,259 shares of common stock for services which were fully vested upon the date of grant. The Company recorded an expense of $87,000 for the fair value of those shares.

During the three months ended September 30, 2017, the Company issued 70,163 shares of common stock for the conversion of 2,210 of Series 2 Preferred Stock.

During the three months ended September 30, 2017, pursuant to an exchange agreement the Company cancelled 1,850 shares of Series 2 Preferred Stock and issued 186,869 shares of common stock.

During the three months ended September 30, 2017, the Company issued 109,870 shares of common stock in connection with the exercise of 109,870 warrants at $9.00 a share.

During the three months ended December 31, 2017, 51,514 warrants were exercised in exchange for 51,514 of the Company’s common stock at $9.00 a share. The Company received approximately $464,000 in proceeds from the warrants exercised.

On December 6, 2017, Inpixon entered into Subscription Agreements with certain service providers and vendors in connection with the issuance by the Company of an aggregate of 75,980 shares of the Company’s common stock, including 36,769 shares issued at closing and rights to acquire up to an additional 39,213 shares of Common Stock at a purchase price of $10.20 per share, in satisfaction of an aggregate of $775,000 payable to the Providers by the Company for services rendered. The Company did not receive any cash proceeds from the issuance and sale of the shares. In connection with the exercise of the rights granted pursuant to the Subscription Agreements, on December 14, 2017 an additional 31,376 of the shares were issued and on January 5, 2018 the final 7,837 shares were issued

Effective as of December 15, 2017, the Company, pursuant to certain Exchange Agreements, by and between the Company and the December 2016 Purchasers, agreed to issue up to an aggregate of 66,667 shares of the Company’s common stock to the December 2016 Purchasers, in exchange for the termination and cancellation of the 8,333 of the December 2016 Warrants. The Company recorded a charge of approximately $434,000 for the incremental increase in the fair value of 66,667 shares of common stock issued in connection with the cancellation of the 8,333 warrants to purchase common stock that were issued in December 2016 as part of its capital raise.

During December 2017, 228,979 shares of the Company’s common stock were issued to pay $1,649,000 in principal of debentures at a conversion rate equal to $7.20 per share.

During December 2017, 33,084 shares of the Company’s common stock were issued to pay $158,000 in principal of debentures at a conversion rate equal to $4.77 per share.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 19 - Convertible Series 1 Preferred Stock

On August 9, 2016, the Company entered into a Securities Purchase Agreement pursuant to which it issued and sold (i) an 8% Original Issue Discount Senior Convertible Debenture in an aggregate principal amount of $5,700,000 and (ii) 2,250 shares of newly created Series 1 Convertible Preferred Stock for an aggregate purchase price of $5,000,000. (See Note 14) The Company allocated the fair value of the debt and preferred stock under a relative fair value methodology.

The Series 1 Convertible Preferred Stock authorized has a stated price of $1,000 per share, par value of $0.001. The Series 1 Convertible Preferred Stock is not cumulative, has no redemption features outside the control of the Company and has a liquidation preference of $2,250,000 and is subject to certain typical anti-dilution provisions, such as stock dividend or stock splits.

The Series 1 Convertible Preferred Stock is convertible at any time by the shareholder. The number of shares of common stock to be issued is computed by dividing the Stated Value of the share of Preferred Stock, defined as $15,000, by the Conversion Price, defined as $675.00. In addition under the terms of the agreement if, at any time following the six month anniversary of the original issue date or, in the event the Company sells or grants any option to purchase or sells or grants any right to reprice, or otherwise disposes of or issues any shares of common stock or common stock equivalents at an effective price per share that is lower than the conversion price, then the conversion price is reduced to equal the lower price. The holders of the Company’s Series 1 Convertible Preferred Stock have no voting rights. Because the conversion option associated with the Series 1 Convertible Preferred Stock is clearly and closely related to the host instrument, the conversion option does not require bifurcation and classification as a derivative liability. During the year ended December 31, 2017 the Company issued 3,334 shares of common stock for the conversion of the Series 1 convertible preferred stock.

Note 20 - Series 2 Convertible Preferred Stock

On June 29, 2017, Inpixon filed with the Secretary of State of the State of Nevada the Certificate of Designation that created the Series 2 Convertible Preferred Stock, par value $0.001 per share, authorized 4,669 shares of Series 2 Preferred and designated the preferences, rights and limitations of the Series 2 Preferred. The Series 2 Preferred is non-voting (except to the extent required by law). The Series 2 Preferred is convertible into the number of shares of the Company’s common stock, par value $0.001 per share, determined by dividing the aggregate stated value of the Series 2 Preferred of $1,000 per share to be converted by $31.50.

On June 30, 2017, the Company completed the previously announced registered underwritten public offering and sold 4,060 Class B Units with each Class B Unit consisting of one share of Series 2 Preferred and one warrant to purchase the number of shares of common stock equal to the number of shares of common stock underlying the Series 2 Preferred (See Note 17). During the three months ended September 30, 2017, the 4,060 shares of Series 2 Preferred Stock were converted to 257,032 shares of common stock (see Note 18).

On August 14, 2017, the Company entered into an exchange right agreement with Hillair Capital Investments L.P. (” Hillair”), pursuant to which the Company granted Hillair the right to exchange 1,850 of the Company’ s Series 2 Convertible Preferred Stock (the “Preferred Shares”) for up to an aggregate of 186,869 shares of the Company’ s common stock. Pursuant to the Exchange Agreement, for so long as the Preferred Shares remain outstanding, each outstanding Preferred Share may be exchanged for the number of Exchange Shares equal to the quotient obtained by dividing $1,000 by $9.90. The exchange of the Preferred Shares will not be effected if, after giving effect to the exchange Hillair, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of the Exchange Shares. Upon not less than 61 days’ prior notice to the Company, Hillair may increase or decrease the ownership limitation, provided that the ownership limitation in no event exceeds 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of the Exchange Shares. The 1,850 shares of Preferred Shares were converted to common stock during the year ended December 31, 2017. The Company recorded a $756,000 deemed dividend as shown on the statement of operations for the year ended December 31, 2017 for the excess of the fair value of the common stock issued over the carrying value of the preferred stock that was exchanged.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

Options granted under the Company’s plan vest over periods ranging from immediately to four years and are exercisable over periods not exceeding ten years. The aggregate number of shares that may be awarded under the Company’s plan as of December 31, 2017 is 16,629. As of December 31, 2017, 8,723 of options were granted to employees and consultants of the Company (including 1,389 shares outside of our plan) and 7,906 options were available for future grant under our plan.

During the three months ended March 31, 2016, the Company granted options for the purchase of 228 shares of common stock to employees of the Company. These options vest pro-rata over 48 months and have a life of ten years and an exercise price of $234.00 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the awards was determined to be $27,000. The fair value of the common stock as of the grant date was determined to be $234.00 per share.

During the three months ended June 30, 2016, the Company granted options for the purchase of 2,515 shares of common stock to employees of the Company. These options vest pro-rata over 48 months and have a life of ten years and an exercise price of $234.00 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the awards was determined to be $292,000. The fair value of the common stock as of the grant date was determined to be $234.00 per share.

During the three months ended September 30, 2016, the Company granted options for the purchase of 772 shares of common stock to employees of the Company. These options vest pro-rata over 48 months and have a life of ten years and an exercise price of $211.50 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the awards was determined to be $81,000. The fair value of the common stock as of the grant date was determined to be $211.50 per share,

During the three months ended March 31, 2017, the Company granted options for the purchase of 854 shares of common stock to employees and directors of the Company. These options vest pro-rata over 48 months and have a life of ten years and an exercise price of $117.00 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the awards was determined to be $51,000. The fair value of the common stock as of the grant date was determined to be $117.00 per share.

During the year ended December 31, 2017 and 2016, the Company recorded a charge of $1,533,000 and $1,377,000, respectively, for the amortization of employee stock options.

As of December 31, 2017, the fair value of non-vested options totaled $587,000 which will be amortized to expense over the weighted average remaining term of 1.05 years.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 21 - Stock Options (continued)

The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. Key weighted-average assumptions used to apply this pricing model during the years ended December 31, 2017 and 2016 were as follows:

	For the Years Ended December 31,
	2017	2016
Risk-free interest rate	2.27%	1.35–1.47%
Expected life of option grants	7 years	7 years
Expected volatility of underlying stock	47.34%	47.47%–49.02%
Dividends assumption	$--	$--

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

The following table summarizes the changes in options outstanding during the years ended December 31, 2016 and 2017:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2016	10,701	$898.69	$--
Granted	3,600	229.14	--
Exercised	--	--	--
Expired	(983)	--	--
Forfeitures	(927)	--	--
Outstanding at December 31, 2016	12,391	$743.66	$--
Granted	858	117.00	--
Exercised	--	--	--
Expired	(1,844)	--	--
Forfeitures	(2,682)	--	--
Outstanding at December 31, 2017	8,723	$769.69	$--

Exercisable at December 31, 2016	4,042	$856.61	$--

Exercisable at December 31, 2017	4,386	$800.31	$--

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 22 - Warrants

On December 12, 2016, the Company granted warrants for the purchase of 8,333 shares of common stock in connection with a securities purchase agreement and as more fully described in Note 17. The warrants are exercisable on the 6-month anniversary of the issuance date at an exercise price equal to $202.50 per share of common stock, subject to adjustments as provided under the terms of the warrants.

On June 30, 2017 the Company granted warrants for the purchase of 190,845 shares of stock in connection with a public offering and is more fully described in Note 17. The warrants are exercisable for 5 years at an exercise price equal to $9.00 per share.

On August 9, 2017, the Company granted warrants for the purchase of 36,524 shares of common stock in connection with a agreement with warrant holders and is more fully described in Note 17. The warrants are exercisable for 5 years at an exercise price equal to $16.50 per share.

During the three months ended September 30, 2017, 109,869 warrants were exercised in exchange for 109,868 of the Company’s common stock at $9.00 a share. The Company received approximately $989,000 in proceeds from the warrants exercised.

During the three months ended December 31, 2017, 51,514 warrants were exercised in exchange for 51,514 of the Company’s common stock at $9.00 a share. The Company received approximately $464,000 in proceeds from the warrants exercised.

The following table summarizes the changes in warrants outstanding during the years ended December 31, 2016 and 2017:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2016	1,248	$877.20	$--
Granted	8,333	202.50	--
Exercised	--	--	--
Outstanding at December 31, 2016	9,581	$290.40	$--

Granted	227,369	10.20	--
Exercised	(161,382)	9.00
Expired	(604)	140.40
Cancelled	(32,203)	10.55	--
Outstanding at December 31, 2017	42,761	$9.68	$--

Exercisable at December 31, 2016	9,581	--	--

Exercisable at December 31, 2017	42,761	--	--

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 23 - Income Taxes

The domestic and foreign components of income (loss) before income taxes from continuing operations for the years ended December 31, 2017 and 2016 are as follows (in thousands):

	2017	2016
Domestic	$(33,174)	$(24,860)
Foreign	(1,821)	(1,885)

Loss from Continuing Operations before Provision for Income Taxes	$(34,995)	$(26,745)

The income tax provision (benefit) for the years ended December 31, 2017 and 2016 consists of the following (in thousands):

	2017	2016
Foreign
Current	$-	$-
Deferred	(454)	(1,295)
U.S. federal
Current	-	-
Deferred	9,422	(5,247)
State and local
Current	18	(1)
Deferred	1,844	(1,845)
	10,830	(8,388)
Change in valuation allowance	(10,830)	8,388

Income Tax Provision	$0	$0

The reconciliation between the U.S. statutory federal income tax rate and the Company’s effective rate for the years ended December 31, 2017 and 2016 is as follows:

	2017	2016
U.S. federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	(3.6)	3.4
Impairment of goodwill	(5.0)	(9.4)
Impairment of net operating loss	(45.1)	-
Incentive stock options	(0.4)	(1.0)
Federal and state rate change and other	(8.4)	1.1
US-Foreign income tax rate difference	(0.4)	(0.6)
Other permanent items	(2.1)	3.9
Change in valuation allowance	31.0	(31.4)
Effective Rate	0.0%	0.0%

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 23 - Income Taxes (continued)

As of December 31, 2017 and 2016, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:

(in 000s)	2017	2016
Deferred Tax Asset
Net operating loss carryovers	$5,458	$18,293
Deferred revenue	1,486	4,663
Stock based compensation	490	556
Debt debenture	412	130
Research credits	139	159
Accrued compensation	98	296
Reserves	512	846
Other	976	887

Total Deferred Tax Asset	9,571	25,830
Less: valuation allowance	(8,660)	(19,472)

Deferred Tax Asset, Net of Valuation Allowance	$911	$6,358

Deferred Tax Liabilities	2017	2016
Intangible assets	$(463)	$(5,312)
Fixed assets	-	(312)
Other	-	(12)
Prepaid maintenance	(1)	(20)
Capitalized research	(447)	(702)
Total deferred tax liabilities	(911)	(6,358)

Net Deferred Tax Asset (Liability)	$--	$--

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act tax reform legislation. This legislation makes significant changes in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryovers and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from the current rate of 34% to 21%. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities at the enacted rate. This revaluation resulted in a provision of $3.0 to income tax expense in continuing operations and a corresponding reduction in the deferred tax asset, which was offset by an equivalent adjustment to the valuation allowance. The new legislation will require the Company to pay tax on the unremitted earnings of its foreign subsidiaries through December 31, 2017. Because of the complexities involved in determining the previously unremitted earnings and profits of each of its foreign subsidiaries, the Company is still in the process of obtaining, preparing, and analyzing the required information and expects to record an initial estimate of the impact on our Consolidated Financial Statements in the fourth quarter of 2018. The other provisions of the Tax Cuts and Jobs Act did not have a material impact on the Consolidated Financial Statements.

As of December 31, 2017 and 2016, the Company had approximately $57.4 million and $41.1 million, respectively, of U.S. federal and state net operating loss (“NOL”) carryovers available to offset future taxable income. These NOLs, if not utilized, begin expiring in the year 2023.

In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s net operating loss carryover may be subject to an annual limitation in the event of a change of control, as defined by the regulations. The Company performed a preliminary evaluation as to whether a change of control has taken place in 2017 and concluded that a change of ownership has likely occurred. Based on the Company’s preliminary analysis, the net operating losses available to offset future taxable income is approximately $10.9 million.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 23 - Income Taxes (continued)

As of December 31, 2017 and 2016, the Company had approximately $1.2 million and $1.2 million, respectively of Saudi Arabian NOL carryovers available to offset future taxable income. Although the carryover period is unlimited, only 25% of taxable income in any given year may be offset by the Company’s NOL carryovers. As of December 31, 2017 and 2016, AirPatrol Canada, which was acquired on April 18, 2014 as part of the AirPatrol Merger Agreement, had approximately $9.2 million and $7.4 million, respectively, of Canadian NOL carryovers available to offset future taxable income. These NOLs, if not utilized, begin expiring in the year 2026. As of December 31, 2015 the Company’s management decided to close its Saudi Arabia legal entity. This may impact our carry forward of the NOL upon the completion of our plans.

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

ASC 740, “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of December 31, 2017 and 2016. As of December 31, 2017 and December 31, 2016, the change in valuation allowance was $(10.8) million and $8.4 million, respectively.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.  ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company is required to file income tax returns in the United States (federal), Canada, Saudi Arabia and in various state jurisdictions in the United States. Based on the Company’s evaluation, it has been concluded that there are no material uncertain tax positions requiring recognition in the Company’s financial statements for the years ended December 31, 2017 and 2016.

The Company’s policy for recording interest and penalties associated with unrecognized tax benefits is to record such interest and penalties as interest expense and as a component of selling, general and administrative expense, respectively.  There were no amounts accrued for interest or penalties for the years ended December 31, 2017 and 2016.  Management does not expect any material changes in its unrecognized tax benefits in the next year.

The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities. The Company is subject to examination by U.S. tax authorities beginning with the year ended December 31, 2014. In general, the Canadian Revenue Authority may reassess taxes four years from the date the original notice of assessment was issued. The tax years that remain open and subject to Canadian reassessment are 2013 – 2017. The Company is also subject to examination in Saudi Arabia for five years following the filing of the income tax return.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 24 - Fair Value

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

Financial instruments, including accounts receivable and accounts payable are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments. The Company’s other financial instruments include debt payable, the carrying value of which approximates fair value, as the notes bear terms and conditions comparable to market for obligations with similar terms and maturities, as well as warrant and embedded conversion liabilities that are accounted for at fair value on a recurring basis as of December 31, 2017 and December 31, 2016, by level within the fair value hierarchy (in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Warrant liability	--	--	48	48
Derivative liability – December 31, 2017	$--	$--	$48	$48

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Embedded Conversion Feature	$--	$--	$1	$1
Warrant liability	--	--	209	209
Derivative liability – December 31, 2016	$--	$--	$210	$210

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. The Company’s level 3 liabilities shown in the above table consist of warrants that contain a cashless exercise feature that provides for their net share settlement at the option of the holder. Settlement at fair value upon the occurrence of a fundamental transaction would be computed using the Black Scholes Option Pricing Model. The Company’s CEO and CFO are responsible for the fair valuations.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 24 - Fair Value (continued)

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

	For the Years Ended December 31,
	2017	2016
Risk-free interest rate	2.2%	2.10%
Expected life of option grants	5 years	5 years
Expected volatility of underlying stock	51.08%	47.09%
Dividends assumption	$ --	$ --

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

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value during the year ended December 31, 2017 (in thousands):

	Warrant Liability	Embedded Conversion Feature	Total Derivative Liabilities

Balance at January 1, 2016	$--	$--	$--
Included in debt discount	--	52	52
Reclassification of warrants to derivative liabilities	209	--	209
Change in fair value of derivative	--	(51)	(51)
Balance at January 1, 2017	$209	$1	$210
Fair value of warrants issued	393	--	393
Reclassification of warrants to derivative liabilities	3,773	--	3,773
Reclassification of warrants from derivative liabilities to equity	(3,773)	--	(3,773)
Change in fair value of derivative	(554)	(1)	(555)
Balance at December 31, 2017	$48	$--	$48

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

The Company maintains cash deposits with financial institutions, which, from time to time, may exceed federally insured limits. Cash is also maintained at foreign financial institutions for its Canadian subsidiary and its majority-owned Saudi Arabia and India subsidiaries. Cash in foreign financial institutions as of December 31, 2017 and 2016 was immaterial. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash.

The following table sets forth the percentages of revenue derived by the Company from those customers which accounted for at least 10% of revenues during the years ended December 31, 2017 and 2016 (in thousands):

	For the Year Ended December 31, 2017		For the Year Ended December 31, 2016
	$	%	$	%
Customer E	6,700	15%	--	--
Customer D	--	--	14,878	28%

As of December 31, 2017, Customer A represented approximately 15%, Customer B represented approximately 13% and Customer C represented approximately 11% of total accounts receivable. As of December 31, 2016, Customer A represented approximately 28%, Customer D represented approximately 18% and Customer E represented approximately 14% of total accounts receivable.

As of December 31, 2017, two vendors represented approximately 28% and 14% of total gross accounts payable. Purchases from these vendors during the year ended December 31, 2017 were $6.5 million and $2.8 million.  As of December 31, 2016, one vendor represented approximately 43% of total gross accounts payable. Purchases from this vendor during the year ended December 31, 2016 were $16.3 million.

For the year ended December 31, 2017, two vendors represented approximately 28% and 12% of total purchases. For the year ended December 31, 2016, one vendor represented approximately 50% of total purchases.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 26 - Segment Reporting and Foreign Operations

Effective January 1, 2017 the Company has changed the way it analyzes and assesses divisional performance of the Company. The Company previously reported its financial statements in four segments, but based on operational changes and the way our management reviews company performance, we realigned our financial statements into two reportable segments. The Company has retroactively applied these new segment categories to the prior periods presented below for comparative purposes.

●	Indoor Positioning Analytics: This segment includes Inpixon’s proprietary products and services delivered on premise or in the Cloud as well as our hosted Software-as-a-Service (SaaS) based solutions. Our Indoor Positioning Analytics product is based on a unique and patented sensor technology that detects and locates accessible cellular, Wi-Fi and Bluetooth devices and then uses a lightning fast data-analytics engine to deliver actionable insights and intelligent reports for security, marketing, asset management, etc.

●	Infrastructure: This segment includes third party hardware, software and related maintenance/warranty products and services that Inpixon resells to commercial and government customers. It includes but is not limited to products for enterprise computing; storage; virtualization; networking; etc. as well as services including custom application/software design; architecture and development; staff augmentation and project management.

The following tables present key financial information of the Company’s reportable segments before unallocated corporate expenses (in thousands):

	Indoor Positioning Analytics	Infrastructure	Consolidated

For the Year Ended December 31, 2017:

Net revenues	$3,936	$41,198	$45,134
Cost of net revenues	$(1,305)	$(33,007)	$(34,312)
Gross profit	$2,631	$8,191	$10,822
Gross margin %	67%	20%	24%
Depreciation and amortization	$431	$1,450	$1,881
Amortization of intangibles	$2,936	$2,076	$5,012

For the Year Ended December 31, 2016:

Net revenues	$4,875	$48,292	$53,167
Cost of net revenues	$(1,492)	$(36,748)	$(38,240)
Gross profit	$3,383	$11,544	$14,927
Gross margin %	69%	24%	28%
Depreciation and amortization	$498	$835	$1,333
Amortization of intangibles	$3,457	$871	$4,328

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 26 - Segment Reporting and Foreign Operations (continued)

Reconciliation of reportable segments’ combined income from operations to the consolidated loss before income taxes is as follows (in thousands):

	For the Years Ended December 31,
	2017	2016
Income from operations of reportable segments	$10,822	$14,927
Unallocated operating expenses	(40,307)	(38,650)
Interest expense	(3,821)	(1,743)
Other income (expense)	(1,689)	(1,279)
Loss from discontinued operations	(35)	(758)
Consolidated net loss	$(35,030)	$(27,503)

The Company’s operations are located primarily in the United States, Canada and Saudi Arabia. Revenues by geographic area are attributed by country of domicile of our subsidiaries. The financial data by geographic area are as follows (in thousands):

	United		Saudi
	States	Canada	Arabia	India	Eliminations	Total
For the Year Ended December 31, 2017:
Revenues by geographic area	$44,994	$140	$--	$--	$--	$45,134
Operating loss by geographic area	$(27,664)	$(1,820)	$--	$--	$--	$(29,485)
Net income (loss) by geographic area	$(33,174)	$(1,821)	$(35)	$--	$--	$(35,030)

For the Year Ended December 31, 2016:
Revenues by geographic area	$53,348	$54	$--	$--	$(235)	$53,167
Operating loss by geographic area	$(21,838)	$(1,860)	$(25)	$--	$--	$(23,723)
Net loss by geographic area	$(24,861)	$(1,860)	$(782)	$--	$--	$(27,503)

As of December 31, 2017:
Identifiable assets by geographic area	$27,189	$432	$23	$47	$--	$27,691
Long lived assets by geographic area	$14,883	$318	$--	$14	$--	$15,215

As of December 31, 2016:
Identifiable assets by geographic area	$66,050	$400	$23	$--	$--	$66,473
Long lived assets by geographic area	$29,843	$319	$--	$--	$--	$30,162

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 27 - Commitments and Contingencies

Operating Leases

The Company leases facilities located in California, Washington State, Oregon, Virginia, Maryland, Hawaii, and Canada for its office space under non-cancelable operating leases that expire at various times through 2022. The total amount of rent expense under the leases is recognized on a straight-line basis over the term of the leases. As of December 31, 2017 and 2016, deferred rent payable was $61,000 and $139,000, respectively. Rent expense under the operating leases for the years ended December 31, 2017 and 2016 was $1.6 million and $1.4 million, respectively.

Future minimum lease payments under the above operating lease commitments at December 31, 2017 are as follows (in thousands):

For the Years Ending December 31,	Operating Lease Amounts
2018	$752
2019	434
2020	258
2021	167
Total	$1,611

NASDAQ Listing

On October 24, 2017, the Company received notification from NASDAQ that it has not regained compliance with the Minimum Stockholders’ Equity Requirement. The Company appealed the Staff Delisting Determination and requested a hearing which was scheduled for December 7, 2017. By decision dated December 14, 2017, the Panel granted the Company’s request for a further extension, through April 23, 2018, to evidence compliance with the $2,500,000 stockholders’ equity requirement. The Company’s continued listing on Nasdaq through April 23, 2018 and thereafter is subject to the Company’s compliance with certain interim milestones, which, if not timely satisfied, may result in the delisting of the Company’s common stock from Nasdaq.

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

During the year ended December 31, 2011, a judgment in the amount of $936,000 was levied against Sysorex Arabia in favor of Creative Edge, Inc. in connection with amounts advanced for operations. Of that amount, $214,000 has been repaid, and the remaining $722,000 has been accrued and is included as a component of liabilities held for sale as of December 31, 2017 and December 31, 2016 in the consolidated balance sheets.

On May 30, 2017, HP Inc. (“HP”) filed a complaint in the Marin County Superior Court, California, against Inpixon USA for goods sold and delivered, account stated, and quantum meruit. The complaint alleges that Inpixon USA had purchased HP’s products on credit, which led to an unpaid balance in the sum of approximately $744,000 as of December 13, 2016. The complaint further alleges that although Inpixon USA entered into two payment agreements with HP and made partial payments, it defaulted under the payment program and the unpaid amount totaled approximately $636,000 as of January 17, 2017. In the complaint, HP demands that Inpixon USA pay damages in the principal amount of approximately $636,000 plus any interest accruing from and after January 17, 2017 at the rate of 10% per annum. On the same day of filing the complaint, HP also applied for a right to attach order and order for issuance of writ of attachment from the court to prevent Inpixon USA from dissipating assets prior to the time of judgement. Inpixon USA and HP Inc. settled this matter on November 9, 2017 and the case is in the process of being dismissed. The liability was accrued and is included as a component of accounts payable as of December 31, 2016 in the consolidated balance sheets.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 27 - Commitments and Contingencies (continued)

Litigation (continued)

On August 10, 2017, Embarcadero Technologies, Inc. (“Embarcadero”) and Idera, Inc. (“Idera”) filed a complaint in the U.S. Federal District Court for the Western District of Texas against Inpixon Federal, Inc. (“Inpixon”) and Integrio Technologies, LLC (“Integrio”) for failure to pay for purchased software and services pursuant to certain reseller agreements. The complaint alleges that Inpixon entered into an agreement with Integrio to acquire certain assets and assume certain liabilities of Integrio and are therefore responsible for any amounts due. In the complaint, Embarcadero and Idera demand that Inpixon and Integrio pay $1,100,000.00 in damages. The liability has been accrued and is included as a component of accounts payable as of December 31, 2017 and December 31, 2016 in the consolidated balance sheets.

On August 11, 2017, Micro Focus (US) Inc. (“Micro Focus”), filed a complaint in the Circuit Court of Fairfax County, Virginia against Inpixon Federal for failure to pay a debt settlement entered into on March 13, 2017 for a principal amount of approximately $246,000 plus accrued interest. The complaint demands full payment of the principal amount of approximately $246,000 plus accrued interest. On October 31, 2017, Micro Focus filed a motion for summary judgment against Inpixon Federal. The Company consented to the court entering summary judgment in favor of Micro Focus in the amount of approximately $246,000, with interest accruing at 10% per annum from June 13, 2017 until payment is completed. The liability has been accrued and is included as a component of accounts payable as of December 31, 2017 in the consolidated balance sheets.

On December 7, 2017, the principal of Objective Equity filed a claim in Superior Court of California, County of Santa Clara for $7,500 against Inpixon USA, claiming non-payment under a settlement agreement. The hearing was held on January 31, 2018 and the case was dismissed in favor of Inpixon USA.

On March 1, 2017, VersionOne, Inc. filed a complaint in the United States District Court, Eastern District of Virginia, against Inpixon, Inpixon USA, and Inpixon Federal, Inc. (collectively, “Defendants”). The complaint alleges that VersionOne provided services to Integrio Technologies, LLC (“Integrio”) having a value of approximately $486,000, that in settlement of this amount Integrio and VersionOne entered into an agreement (the “Settlement Agreement”) whereby Integrio agreed to pay, and VersionOne agreed to accept as full payment, approximately $243,000 (the “Settlement Amount”), and that as a result of the Defendants’ acquisition of the assets of Integrio, Defendants assumed the Settlement Amount but failed to pay amounts owed to VersionOne. The complaint also alleges that, subsequent to closing of the acquisition, VersionOne provided additional services to Defendants having a value of approximately $145,000, for which it has not been paid. VersionOne alleges that, Defendants have an obligation to pay both the Settlement Amount and the cost of the additional services. On Dec. 8, 2017, the court in VersionOne entered judgment against Inpixon, Inpixon Federal, and Inpixon USA, jointly and severally, in the amount of approximately $334,000. The liability has been accrued and is included as a component of accounts payable as of December 31, 2017 in the consolidated balance sheets.

On September 5, 2017 Dell Marketing threatened legal action against Inpixon USA and demanded approximately $1.8 million for payment of unpaid invoices. On or about January 29, 2018 the parties executed a settlement agreement resolving the matter. No court action was filed. The liability has been accrued and is included as a component of accounts payable as of December 31, 2017 in the consolidated balance sheets.

On December 28, 2017, Virtual Imaging, Inc. (“Virtual Imaging”) filed a complaint in the United States District Court, Eastern District of Virginia, against Inpixon USA, and Inpixon Federal, Inc. (collectively, “Defendants”). The complaint alleges that Virtual Imaging provided products to the Defendants having an aggregate value of approximately $3,938,000, of which approximately $3,688,000 remains outstanding and overdue. Virtual Imaging has demanded compensation for the unpaid amount of approximately $3,688,000. The Company has not yet responded to such complaint. The Company is negotiating a settlement agreement and payment plan with Virtual Imaging. The liability has been accrued and is included as a component of accounts payable as of December 31, 2017 in the consolidated balance sheets.

On January 2, 2018 VMS, Inc. sent a demand letter claiming Inpixon USA owes approximately $1.2 million in unpaid invoices. The parties are currently negotiating a settlement agreement and payment plan to pay the outstanding liability. The liability has been accrued and is included as a component of accounts payable as of December 31, 2017 in the consolidated balance sheets.

On January 22, 2018, Deque Systems, Inc. filed a motion for entry of default judgment (the “Motion”) against Inpixon Federal in the Circuit Court of Fairfax County, Virginia. The Motion alleges that Inpixon Federal failed to respond to a complaint served on November 22, 2017. The Motion requests a default judgment in the amount of $336,000. A trial is currently scheduled for September 12, 2018 and the Company is negotiating a settlement agreement and payment plan. The liability has been accrued and is included as a component of accounts payable as of December 31, 2017 in the consolidated balance sheets.

On February 16, 2018 the Versata Companies submitted a notice of mediation to the WIPO Arbitration and Mediation Center claiming that Inpixon Federal owes approximately $421,000 in unpaid invoices and late fees. Approximately $176,000 of that amount is under dispute by Inpxion Federal. The parties are currently negotiating a settlement agreement and payment plan to pay the outstanding liability. The liability has been accrued and is included as a component of accounts payable as of December 31, 2017 in the consolidated balance sheets.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 28 - Subsequent Events

On February 5, 2018, the holder of the Debenture delivered a conversion notice to the Company pursuant to which it converted $300,000 of principal of the Debenture into 50,143 shares of the Company’s common stock. Such shares of common stock were issued on February 6, 2018.

On February 7, 2018, the holder of the Debenture delivered a conversion notice to the Company pursuant to which it converted $400,000 of principal of the Debenture into 119,296 shares of the Company’s common stock.

On February 9, 2018, the holder of the Debenture delivered a final conversion notice to the Company pursuant to which it converted $317,000 of principal of the Debenture into 105,820 shares of the Company’s common stock, which paid the debenture in full.

During the three months ended March 31, 2018, 9773.7252 shares of Series 3 preferred stock were converted into 4,159,032 shares of the Company’s common stock.

Debenture Amendment

On January 5, 2018, in order to facilitate the completion of the January 2018 Offering, the holder of the Debentures agreed to amend the Debenture to:

(i) cause an event of default in the event of the failure by the Company to effect the Authorized Share Amendment or otherwise reserve a sufficient number of shares of common stock for issuance upon conversion of the outstanding principal plus accrued or unpaid interest underlying the Debentures on or prior to February 15, 2018;

(ii) require the Company to establish a reserve of at least 150% of the number of shares into which the Debenture is convertible upon the effectiveness of the Authorized Share Amendment;

(iii) to provide that the Company may not solicit offers to buy, negotiate to issue or issue common stock or Common Stock Equivalents (as defined in the Debentures) for an effective per share price that is less than the Conversion Price, except in connection with any issuance of Common Stock or Common Stock Equivalents (1) pursuant to an Exempt Issuance (as defined in the Debentures); (2) to the Company’s legal counsel for services rendered; (3) the issuance of up to 66,667 shares of Common Stock to certain warrant holders in exchange for the cancellation of certain outstanding warrants; and (4) a public offering of the Company’ s securities pursuant to an effective registration statement filed in accordance with the Securities Act;

(iv) to remove any prohibition on consummating certain variable rate transactions at an effective price per share that is lower than the Conversion Price then in effect;

(v) to terminate any security interests pursuant to that certain security agreement entered into in connection and to authorize the Company to file a UCC-3 termination statement to that effect;

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 28 - Subsequent Events

Debenture Amendment (continued)

(vi) to provide the Company with a forced conversion right if the VWAP (as defined in the Debenture) equals or exceeds $9.00 (subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock that occur after the date hereof) for any 5 consecutive Trading Days (as defined in the Securities Purchase Agreement), the Company may, upon the delivery of notice to the Debenture Holders, force the Debenture Holders to convert all or part of the then outstanding principal amount of this Debenture plus, if so specified in the forced conversion notice, accrued but unpaid interest, liquidated damages and other amounts owing to the Holders under the Debenture, so long as the Equity Conditions (as defined in the Debenture) have been satisfied; and

(vii) to remove certain negative covenants prohibiting the Company and its subsidiaries from borrowing money, incurring liens, acquiring more than a de minimis number of shares of its common stock or Common Stock Equivalents (as defined in the Debenture), repaying any other indebtedness other than the Debenture on a pro-rata basis and paying cash dividends or distributions on any equity securities of the Company.

In addition, one of the Debenture Holders agreed that to the extent it has not exercised those outstanding warrants originally issued to it by the Company on June 30, 2017 (the “June 2017 Warrants”) in full, on or prior to December 31, 2017, such Debenture Holder’s right to exercise such June 2017 Warrants or any other rights granted pursuant to such June 2017 Warrants shall be terminated and the June 2017 Warrants will be cancelled on the books and records of the Company.

The issuance of the shares of common stock in connection with the Amendment Agreement were approved by the Company’s stockholders on December 8, 2017 in accordance with Nasdaq Listing Rule 5635.

January 2018 Capital Raise

On January 5, 2018, the Company entered into a Securities Purchase Agreement (the “January 2018 SPA”) with certain investors (the “January 2018 Investors”) pursuant to which the Company agreed to sell, in a registered direct offering, an aggregate of 599,812 shares (the “January 2018 Shares”) of the Company’s Common Stock, at a purchase price of $5.31 per share (the “January 2018 Offering”).

Concurrently with the sale of the January 2018 Shares, pursuant to the January 2018 SPA the Company also agreed to sell warrants to purchase up to 599,812 shares (the “January 2018 Warrant Shares”) of Common Stock (the “January 2018 Warrants”). The aggregate gross proceeds for the sale of the January 2018 Shares and January 2018 Warrants was approximately $3.2 million. The January 2018 Warrants will be exercisable beginning on or after the later of (i) the date on which the Company’s files the Authorized Share Amendment such that all of the January 2018 Warrants may be exercised in full by the holders of the January 2018 Warrants and (ii) the date on which such approval as may be required by the applicable rules and regulations of the Nasdaq Stock Market (or any successor entity) from the stockholders of the Company, including the issuance of all of the January 2018 Warrant Shares, in accordance with NASDAQ Rule 5635(d) is obtained and deemed effective (the “January 2018 Initial Exercise Date”), at an exercise price per share equal to $6.60, subject to certain adjustments pursuant to the terms of the January 2018 Warrants (the “January 2018 Exercise Price”), and will expire on the five year anniversary of the January 2018 Initial Exercise Date. The closing of the sales of these securities under the January 2018 SPA occurred on January 8, 2018.

Sale of Sysorex Arabia

On January 18, 2018, the Company sold its 50.2% interest in Sysorex Arabia to SCI in consideration for SCI’s assumption of 50.2% of the assets and liabilities of Sysorex Arabia, totaling approximately $11,400 and $1,031,000, respectively.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 28 - Subsequent Events (continued)

Reverse Stock Split

The Company has requested that its stockholders authorize an amendment to its Restated Articles of Incorporation with the Secretary of State of the State of Nevada to effect a reverse stock split of the Company’s outstanding common stock, par value $0.001, at a ratio between 1-for-5 and 1-for-60, to be determined at the discretion of the Company’s Board of Directors for the purpose of complying with NASDAQ Listing Rule 5550(a)(2). The Board of Directors have assumed a 1-for-30 ratio. The reverse stock split will be legally effectuated upon shareholder approval.

On February 2, 2018, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada to increase the total number of authorized shares of common stock from 50,000,000 to 250,000,000, as approved by the Company’s stockholders at a special meeting held on February 2, 2018.

On February 2, 2018, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada to effect a 1-for-30 reverse stock split of the Company’s issued and outstanding shares of common stock, effective as of February 6, 2018.

The financial statements and accompanying notes give effect to the 1-for-30 reverse stock split and increase in authorized shares as if they occurred at the first period presented.

Series 3 Preferred Stock

On February 15, 2018, the Company filed with the Secretary of State of the State of Nevada the Certificate of Designation that created the Series 3 Preferred, authorized 10,184.9752 shares of Series 3 Preferred and designated the preferences, rights and limitations of the Series 3 Preferred. The Series 3 Preferred is non-voting (except to the extent required by law). The Series 3 Preferred is convertible into the number of shares of Common Stock, determined by dividing the aggregate stated value of the Series 3 Preferred of $1,000 per share to be converted by $2.35.

February 2018 Public Offering

On February 20, 2018, the Company completed a public offering for approximately $18 million in securities, consisting of an aggregate of 3,325,968 Class A Units, at a price to the public of $2.35 per Class A Unit, each consisting of one share of the Company’s common stock, par value $0.001 per share, and a five-year warrant to purchase one share of Common Stock, and 10,184.9752 Class B Units, at a price to the public of $1,000 per Class B Unit, each consisting of one share of the Company’s newly designated Series 3 Convertible Preferred Stock, par value $0.001 per share with a stated value of $1,000 and initially convertible into approximately 426 shares of our Common Stock at a conversion price of $2.35 per share for up to an aggregate of 4,334,032 shares of Common Stock and Warrants exercisable for the number of shares of Common Stock into which the shares of Series 3 Preferred is initially convertible.

The Company received approximately $18 million in gross proceeds from the Offering, including the satisfaction of $1 million in amounts payable to service providers that participated in the Offering, and before placement agent fees and offering expenses payable by the Company. After satisfying the amounts due to service providers and deducting placement agent fees, the net proceeds from the Offering was approximately $15.4 million. The Company intends to use the net proceeds from the transactions for working capital and general corporate purposes, including research and development and sales and marketing, and to support a divesture of the Company’s infrastructure business segment.

Legal Matters

In March 2018 the Company was notified by a vendor engaged to provide strategic advisory services that such vendor believes they are entitled to remuneration in the amount of $1 million. As of the filing date of the audit this matter is currently in the discovery stage and the Company cannot determine whether an unfavorable outcome is either probable or remote as to the amount or range of any potential loss. The Company disputes such claims and intends to defend these matters vigorously and no amounts have been accrued.

2018 Employee Stock Incentive Plan

The stockholders and Board of the Company have approved a 2018 Employee Stock Incentive Plan (the “2018 Plan”), which will be utilized in conjunction with the 2011 Plan for employees, corporate officers, directors, consultants and other key persons employed. The 2018 Plan will provide for the granting of incentive stock options, NQSOs, stock grants and other stock-based awards, including Restricted Stock and Restricted Stock Units (as defined in the 2018 Plan). The number of shares of our common stock reserved for issuance under the 2018 Plan is 2,000,000, which is automatically increased annually on the first day of each quarter, beginning on April 1, 2018 and for each quarter thereafter through January 1, 2028, by a number of shares of common stock equal to the least of (i) 1,000,000 shares, (ii) twenty percent (20%) of the outstanding shares of common stock on the last day of the immediately preceding calendar quarter, or (iii) such number of shares that may be determined by the Board.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A: CONTROLS AND PROCEDURES

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”), is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Report on Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our VP of Finance (our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, our chief executive officer and our chief financial officer concluded that because of the material weakness in our internal control over financial reporting, as described below, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Report on Internal Control over Financial Reporting

Our principal executive officer and principal financial officer are responsible for establishing and maintaining internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our principal executive officer and our principal financial officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework issued in 2013.

In connection with that assessment, our principal executive officer and principal financial officer have determined that there was a material weakness in our internal control over financial reporting because we have not devoted substantial time to evaluating our process for implementing controls and identifying the impact to our consolidated financial statements of adopting ASU No. 2014-09, Revenue from Contracts with Customers as a result of limited personnel and capital resources available to devote to these efforts. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We are required to adopt ASU No. 2014-09 for periods beginning as of January 1, 2018, which provides for a single five-step model to be applied to all revenue contracts with customers, and also requires substantial additional financial statement disclosures. As of the date of this filing the Company has not completed its ASC 606 implementation and as a result, cannot disclose the quantitative impact of adoption on its consolidated financial statements. Without having devoted significant time to evaluating the impact of the new standard on our consolidated financial statements, there may be more than a remote likelihood that a material misstatement and/or disclosure omission will not be prevented or detected in our interim or annual financial statements for periods beginning January 1, 2018.

As a result of the material weakness described above, our principal executive officer and principal financial officer have determined that, as of December 31, 2017, our internal control over financial reporting is not effective.

Remediation Plan for Material Weakness in Internal Control

Management has already actively engaged in remediation efforts, which include the development of a detailed plan and timetable for the implementation of remediation efforts and engaging the services of a third party consultant to advise and assist in the process of implementing the complex requirements of ASU No. 2014-09.

In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control.

As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above. Management expects that the foregoing efforts will effectively remediate the material weakness by May 15, 2018, in connection with the filing of our Form 10-Q for the quarter ended March 31, 2018.

If not remediated, these control deficiencies could result in material misstatements or omissions in our financial statements.

Changes in Internal Control over Financial Reporting

Other than the control improvements discussed above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Act) during the fourth quarter of the last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

Not applicable.

pART III

Item 10: Directors, Executive Officers and corporate governance

The following table sets forth the names and ages of all of our current directors and executive officers. Our officers are appointed by, and serve at the pleasure of, the Company’s Board of the Directors (the “Board”) and/or our Chief Executive Officer.

Name	Age	Position
Nadir Ali	49	Chief Executive Officer and Director
Bret Osborn	52	Chief Sales Officer
Soumya Das	45	Chief Marketing Officer and Chief Operating Officer
Wendy Loundermon	47	Principal Financial and Accounting Officer, Vice President of Finance and Secretary of Inpixon, CFO and Secretary of Inpixon Federal, Inc., Vice President of Finance and Secretary of Inpixon USA and Secretary of Inpixon Canada, Inc.
Leonard Oppenheim	71	Director
Kareem Irfan	58	Director
Tanveer Khader	50	Director

Nadir Ali

Mr. Ali joined Inpixon as its Chief Executive Officer and as a director of the Company in September 2011. Prior thereto, from 2001, he served as President of Sysorex Consulting Inc. and its subsidiaries. As the Chief Executive Officer of the Company, Mr. Ali is responsible for establishing the vision, strategic intent, and the operational aspects of Inpixon. Mr. Ali works with the Inpixon executive team to deliver both operational and strategic leadership and has over 15 years of experience in the consulting and high tech industries.

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

Bret Osborn

Mr. Osborn joined Inpixon as President of Lilien Systems (“Lilien”, n.k.a. Inpixon USA) during the Company’s acquisition of Lilien on March 20, 2013. On May 21, 2015, he was appointed as Chief Sales Officer of the Company. Mr. Osborn is a seasoned, highly successful sales executive with responsibility for Inpixon’s global sales teams. He oversees the Company’s direct sales teams as well as its worldwide reseller partner and systems integration channels. Prior to joining Lilien in 2005, Mr. Osborn held various sales management positions with Blue Arc, EMC Corporation, and Lanier Worldwide.

Soumya Das

Mr. Das joined Inpixon as Chief Marketing Officer, effective November 7, 2016 and was promoted to Chief Operating Officer on February 2, 2018. Prior to joining Inpixon, from November 2013 until January 2016, Mr. Das was the Chief Marketing Officer of Indetiv, a security technology company. From January 2012 until October 2013, Mr. Das was the Chief Marketing Officer of SecureAuth, a provider of multi-factor authentication, single sign-on, adaptive authentication and self-services tools for different applications. Prior to joining SecureAuth, Mr. Das was the Vice President, Marketing and Strategy of CrownPeak, a provider of web content management solutions, from April 2010 until January 2012. Mr. Das earned an MBA from Richmond College, London, United Kingdom, a post-graduate diploma in Export/Import Management and Bachelor of Business Management from Andhra University in India.

Wendy Loundermon

Ms. Loundermon, who was appointed our Principal Financial and Accounting Officer on July 19, 2017, has overseen all of Inpixon’s finance, accounting and HR activities from 2002 until October 2014 at which time she became the Vice President of Finance until December 2014. From January 2015 and October 2015 she was appointed Interim CFO of the Company. Thereafter she continued on with the Company as Vice President of Finance. Ms. Loundermon has over 20 years of finance and accounting experience. She is currently responsible for the preparation and filing of financial statements and reports for all companies, tax return filings, and managing the accounting staff. Ms. Loundermon received a Bachelor of Science degree in Accounting and a Master of Science degree in Taxation from George Mason University.

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

Our board of directors held 9 meetings during 2017 and acted through 14 written consents. Except for Tanveer Khader, no member of our board of directors attended fewer than 75% of the aggregate of (i) the total number of meetings of the board of directors (held during the period for which he or she was a director) and (ii) the total number of meetings held by all committees of the board of directors on which such director served (held during the period that such director served). Members of our board of directors are invited and encouraged to attend our annual meeting of stockholders.

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

Committees of our Board

The Board has three standing committees: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee.

Audit Committee

The Audit Committee consists of Leonard Oppenheim, Tanveer Khader, and Kareem Irfan, all of whom are “independent” as defined under section 5605(a)(2) of the Nasdaq Listing Rules. Mr. Oppenheim is the Chairman of the Audit Committee. In addition, the Board has determined that Leonard Oppenheim qualifies as an “audit committee financial expert” as defined in the rules of the SEC. The Audit Committee operates pursuant to a charter, which can be viewed on our website at http://www.inpixon.com (under “Investors”). The Audit Committee met 5 times during 2017. Except for Tanveer Khader, who was not present at two of the meetings, all members attended more than 75% of such committee meetings. The role of the Audit Committee is to:

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

Compensation Committee

The Compensation Committee consists of Kareem Irfan, Leonard Oppenheim and Tanveer Khader, all of whom are “independent” as defined in section 5605(a)(2) of the Nasdaq Listing Rules. Mr. Irfan is the Chairman of the Compensation Committee. The Compensation Committee did not hold an official meeting during 2017 but rather conducted business through written consents. The role of the Compensation Committee is to:

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

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee, or the “Governance Committee,” consists of Tanveer Khader, Leonard Oppenheim and Kareem Irfan, all of whom are “independent” as defined in section 5605(a)(2) of the Nasdaq Listing Rules. Mr. Khader is the Chairman of the Governance Committee. The Governance Committee did not hold an official meeting during 2017 but rather conducted business through written consents. The role of the Governance Committee is to:

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

Compliance with Section 16 of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2017, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2017, and the representations made by the reporting persons to us, we believe that the following person(s) who, at any time during such fiscal year was a director, officer or beneficial owner of more than 10% of the Company’s common stock, failed to comply with all Section 16(a) filing requirements during the fiscal year:

Name	Number of Late Reports	Number of Transactions not Reported on a Timely Basis	Failure to File a Required Form
Kareem Irfan	2(1)	2	0
Khader Tanveer	2(2)	2	0
Leonard A. Oppenheim	2(3)	2	0

(1)	Mr. Irfan was late in filing a Form 4 reflecting an acquisition of 334 shares of Common Stock on March 31, 2017. Mr. Kareem was also late in filing a Form 4 reflecting an acquisition of 334 shares of Common Stock on June 30, 2017.
(2)	Mr. Tanveer was late in filing a Form 4 reflecting an acquisition of 334 shares of Common Stock on March 31, 2017. Mr. Tanveer was also late in filing a Form 4 reflecting an acquisition of 334 shares of Common Stock on June 30, 2017.
(3)	Mr. Oppenheim was late in filing a Form 4 reflecting an acquisition of 334 shares of Common Stock on March 31, 2017. Mr. Oppenheim was also late in filing a Form 4 reflecting an acquisition of 334 shares of Common Stock on June 30, 2017.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)		All Other Compensation ($)		Total ($)

Nadir Ali,	2017	$252,400	$40,000	$--		$158,000	(2)	$450,400
Chief Executive Officer of Inpixon	2016	$252,400	$249,348	$--		$158,000	(2)	$659,748

Bret Osborn	2017	$180,000	$120,000	$--		$7,020	(3)	$307,020
Chief Sales Officer	2016	$180,000	$120,213	$23,300	(1)	$10,999	(4)	$334,512

Souma Das	2017	$250,000	$48,000	$19,950	(1)	$--		$317,950
Chief Marketing Officer	2016	$37,981	$--	$--		$--		$37,981

Kevin Harris	2017	$203,573	$71,438	$--		$--		$275,011
Chief Financial Officer of Inpixon	2016	$285,000	$81,125	$--		$2,000	(5)	$368,125

Craig Harper,	2017	$195,769	$35,769	$--		$4,817	(3)	$236,355
Chief Technology Officer of Inpixon	2016	$240,000	$65,824	$--		$10,999	(4)	$316,823

(1)	The fair value of employee option grants are estimated on the date of grant using the Black-Scholes option pricing model with key weighted average assumptions, expected stock volatility and risk free interest rates based on US Treasury rates from the applicable periods.
(2)	Represents housing allowance and fringe benefits.
(3)	Represents an automobile allowance.
(4)	Represents fringe benefits and auto allowance.
(5)	Represents fringe benefits.

Outstanding Equity Awards at Fiscal Year-End

Other than as set forth below, there were no outstanding unexercised options, unvested stock, and/or equity incentive plan awards issued to our named executive officers as of December 31, 2017.

	Option Awards							Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested #	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Nadir Ali	278	(1)	-0-		-0-	140.40	12/21/2022	-0-	-0-	-0-	-0-
	1,042	(2)	347	(2)	-0-	1,215.00	08/14/2023	-0-	-0-	-0-	-0-
	765	(3)	346	(3)	-0-	1,044.00	04/17/2025	-0-	-0-	-0-	-0-

Bret Osborn	259	(3)	185	(3)	-0-	787.50	08/05/2025	-0-	-0-	-0-	-0-
	79	(3)	144	(3)	-0-	211.50	07/20/2026	-0-	-0-	-0-	-0-

Soumya Das	76	(3)	257	(3)	-0-	117.00	02/03/2027	-0-	-0-	-0-	-0-

(1)	This option is 100% vested.
(2)	This option vested 25% on August 14, 2015 and vests 25% over the following three anniversaries of the grant date.
(3)	This option vests 1/48th per month at the end of each month starting on the grant date.

Employment Agreements and Arrangements

Named Executive Officers

On July 1, 2010, Nadir Ali entered into an at-will Employment and Non-Compete Agreement, as subsequently amended, with Inpixon Federal, Inc., Inpixon Government Services and Inpixon Consulting prior to their acquisition by the Company. Under the terms of the Employment Agreement Mr. Ali serves as President. The employment agreement was assumed by the Company and Mr. Ali became CEO in September 2011. Mr. Ali’s salary under the agreement was initially $240,000 per annum plus other benefits including a bonus plan, a housing allowance, health insurance, life insurance and other standard Inpixon employee benefits. If Mr. Ali’s employment is terminated without Cause (as defined), he will receive his base salary for 12 months from the date of termination. Mr. Ali’s employment agreement provides that he will not compete with the Company and will be subject to non-solicitation provisions relating to employees, consultants and customers, distributors, partners, joint ventures or suppliers of the Company during the term of his employment or consulting relationship with the Company. On April 17, 2015, the compensation committee approved the increase of Mr. Ali’s annual salary to $252,400, effective January 1, 2015.

On March 20, 2013, upon the Company’s acquisition of Lilien Systems, Lilien Systems (“Lilien”, n.k.a. “Inpixon USA”) entered into a two year employment agreement with Bret Osborn to serve as President of Lilien Systems. Under the agreement, Mr. Osborn’s salary was $180,000 per year and he was eligible to receive compensation under a bonus plan. If the contract was terminated by Lilien for Cause (as defined), or if Mr. Osborn resigned without Good Reason (as defined), Mr. Osborn would only receive his compensation earned through the termination date. If the contract was terminated by Lilien without Cause or if Mr. Osborn terminated his employment for Good Reason, or upon a Change in Control (as defined), Mr. Osborn would also be entitled to one year’s severance pay; all non-vested equity in the Company would accelerate and vest on the date of termination and all healthcare and life insurance coverage through the end of the term shall be paid by the Company. The agreement expired on March 20, 2015 in accordance with its terms, after which Mr. Osborn continues to provide services to the Company.

On June 7, 2016, and effective as of January 1, 2016, Mr. Osborn entered into a compensation letter with the Company. Mr. Osborn currently serves as Chief Sales Officer of the Company. Pursuant to the letter, Mr. Osborn’s compensation arrangements include: (1) an annual salary of $180,000; (2) a quarterly sales commission based on Gross profit for all products and services sold by all Inpixon USA EAMs (as defined) and all sales/net revenue for AirPatrol and LightMiner products; (3) quarterly bonuses based on various subsidiaries’ Gross Profit and/or Net Revenues (as defined); (4) a recoverable draw of $10,000 per month against current and future quarterly commission or bonuses; and (5) an auto allowance of $585 per month. The quarterly commission and bonuses can only be earned if Mr. Osborn is employed in good standing for a full quarter. The Company reserves the right to modify the compensation plan in the letter at any time and upon written notice to Mr. Osborn.

On November 4, 2016, and effective as of November 7, 2016, Inpixon USA entered into an employment agreement with Soumya Das as Chief Marketing Officer of the Company. On February 2, 2018 he was promoted to Chief Operating Officer. In accordance with the terms of the agreement, Mr. Das will receive a base salary of $250,000 per annum. In addition, Mr. Das will receive a bonuses up to $75,000 annually, provided that he completes the required tasks before their deadlines, and the tasks, their deadlines and the amount of corresponding bonuses shall be determined by the company and the CEO. The agreement shall be effective for an initial term of twenty-four (24) months and shall automatically be renewed for one additional twelve (12) month period, unless either party terminates the agreement pursuant to the applicable provisions. The Company may terminate the services of Mr. Das with or without “just cause,” (as defined). If the Company terminates Mr. Das’ employment without just cause, or if Mr. Das resigns within twenty-four (24) months following a change of control (as defined) and as a result of a material diminution of his position or compensation, Mr. Das will receive (1) his base salary at the then current rate and levels for one (1) month if Mr. Das has been employed by the Company for at least six (6) months but not more than twelve (12) months as of the date of termination or resignation, for three (3) months if Mr. Das has been employed by the Company more than twelve (12) but not more than twenty-four (24) months as of the date of termination or resignation, or for six (6) months if Mr. Das has been employed by the Company for more than twenty-four (24) months as of the date of resignation or termination; (2) 50% of the value of any accrued but unpaid bonus that Mr. Das otherwise would have received; (3) the value of any accrued but unpaid vacation time; and (4) any unreimbursed business expenses and travel expenses that are reimbursable under the agreement. If the Company terminates Mr. Das’ employment with just cause, Mr. Das will receive only the portion of his base salary and accrued but unused vacation pay that has been earned through the date of termination.

On July 14, 2017, Kevin Harris resigned as the Chief Financial Officer of the Company. Mr. Harris served as a senior financial advisor to the Company’s Chief Executive Officer until August 31, 2017. In that new role, Mr. Harris was an at-will employee with reduced monthly compensation of $10,000 and advised the Company’s CEO on further restructuring and cost-cutting measures including divesture planning, resource allocation and other activities as needed. Pursuant to the terms of the Harris Employment Agreement (as defined below), as of the date of his resignation, Mr. Harris was entitled to a cash bonus of approximately $53,000. The Company agreed to pay such bonus as soon as possible but no later than over 3 pay periods, beginning with the pay period ending July 31, 2017. This arrangement was terminated on July 31, 2017. The Company entered into a written agreement with Mr. Harris that included the terms set forth above. Previously, on October 12, 2015, effective as of October 19, 2015, Sysorex Global entered into an employment agreement with Mr. Harris (the “Harris Employment Agreement”). In accordance with the terms of the Harris Employment Agreement, Mr. Harris received a base salary of $285,000 per annum. In addition, Mr. Harris was entitled to receive a bonus that is between 25% and 50% of his base salary for each calendar quarter, provided that both the Company and Mr. Harris met quarterly performance goals, and the specific amount of bonus shall be determined by the Company, in its sole discretion. The Harris Employment Agreement was effective for an initial term of twenty-four (24) months and automatically be renewed for one additional twelve (12) month period, unless either party terminated the agreement pursuant to the applicable provisions. The Company could terminate the services of Mr. Harris with or without “just cause,” as defined in the Harris Employment Agreement. If the Company terminated Mr. Harris’s employment without just cause, or if Mr. Harris resigned within twenty-four (24) months following a change of control (as defined in the Harris Employment Agreement) and as a result of a material diminution of his position or compensation, Mr. Harris would have received (1) his base salary at the then current rate and levels for four (4) months if Mr. Harris has been employed by the Company for under six (6) months as of the date of termination or resignation, for six (6) months if Mr. Harris has been employed by the Company at least six (6) but not more than twelve (12) months as of the date of termination or resignation, for nine (9) months if Mr. Harris has been employed by the Company more than twelve (12) but not more than twenty-four (24) months as of the date of termination or resignation, or for twelve (12) months if Mr. Harris has been employed by the Company for more than twenty-four (24) months as of the date of resignation or termination; (2) 50% of the value of any accrued but unpaid bonus that Mr. Harris otherwise would have received; (3) the value of any accrued but unpaid vacation time; and (4) any unreimbursed business expenses and travel expenses that are reimbursable under the Harris Employment Agreement. If the Company terminated Mr. Harris’s employment with just cause, Mr. Harris would have received only the portion of his base salary and accrued but unused vacation pay that had been earned through the date of termination.

On September 7, 2017, Craig Harper resigned as the Chief Technology Officer of the Company. Previously, on June 20, 2014, Mr. Harper entered into an offer letter with Inpixon USA (the “Harper Offer Letter”). Pursuant to the Harper Offer Letter, Mr. Harper’s compensation arrangements included: (1) an annual salary of $200,000; (2) a quarterly profitability bonus based on Inpixon USA’s EBITDA Percentage (as defined in the Harper Offer Letter); (3) a quarterly gross profit bonus based on the Company’s Gross Profit (as defined in the Harper Offer Letter); (4) a quarterly sales commission based on Inpixon USA’s Gross Profit (as defined in the Harper Offer Letter); (5) auto allowance of $585 per month; (6) 75,000 stock options subject to the Board approval; and (7) all the other benefits normally provided to full-time employees. The goals and rates for the above bonuses and commission were determined by the company. In addition, the quarterly bonuses and commission could only be earned if Mr. Harper was employed in good standing for a full quarter. Effective July 1, 2015 Mr. Harper’s annual salary was increased to $240,000 per year, which was subsequently increased to $300,000, effective March 1, 2017.

Other Executive Officers

On October 21, 2014, and effective as of October 1, 2014, the Company entered into an at-will employment agreement with Wendy Loundermon. Ms. Loundermon currently serves as Vice President of Finance and Secretary of the Company, CFO and Secretary of Inpixon Federal, Inc., Vice President of Finance and Secretary of Inpixon USA and Secretary of Inpixon Canada, Inc. Pursuant to the agreement, Ms. Loundermon was compensated at an annual rate of $200,000 and is entitled to benefits customarily provided to senior management including equity awards and cash bonuses subject to the satisfaction of certain performance goals determined by the Company. The standards and goals and the bonus targets is set by the compensation committee, in its sole discretion. The Company may terminate the services of Ms. Loundermon with or without “cause” (as defined). If the Company terminates Ms. Loundermon’s employment without cause or in connection with a change of control (as defined), Ms. Loundermon will receive (1) severance consisting of her base salary at the then current rate for twelve (12) months from the date of termination, and (2) her accrued but unpaid salary. If Ms. Loundermon’s employment is terminated under any circumstances other than the above, Ms. Loundermon will receive her accrued but unpaid salary. Ms. Loundermon’s salary was increased to $228,500 effective April 1, 2017 and to $250,000 effective March 1, 2018.

Securities Authorized for Issuance under Equity Compensation Plans

On September 1, 2011 our Board of Directors and stockholders adopted our 2011 Employee Stock Incentive Plan, which was amended and restated on May 2, 2014. The purpose of the 2011 Employee Stock Incentive Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship, and to stimulate an active interest of these persons in our development and financial success. Under the 2011 Employee Stock Incentive Plan, we are authorized to issue up to 5,854 shares of Common Stock, with yearly increases equal to 10% of the number of shares issued during the prior calendar year, including incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long term incentive awards. On June 18, 2015 the stockholders approved an amendment to the 2011 Employee Stock Incentive Plan increasing the number of shares of common stock authorized for awards under the 2011 Employee Stock Incentive Plan by 6,667, subject to annual increases. Thus, effective as of January 1, 2018, an aggregate of 105,606 shares are authorized for grant under the 2011 Employee Stock Incentive Plan. The 2011 Employee Stock Incentive Plan is administered by our Board until authority is delegated to a committee of the Board of Directors.  In addition, the Company has 2,000,000 shares of common stock which may be issued under the Company’s 2018 Employee Stock Incentive Plan which was approved by its stockholders on February 2, 2018.

The table below provides information as of December 31, 2017 regarding the 2011 Employee Stock Incentive Plan and such other compensation plans under which equity securities of the Company have been authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)		Weighted-average exercise price of outstanding (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders	7,296		$900.00	98,310
Equity compensation plans not approved by security holders	1,389	(1)	$1,215.00	0
Total	8,685		$772.06	98,310

(1)	Options granted to Nadir Ali on August 14, 2013.

Director Compensation

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Directors in the year ended December 31, 2017 except Nadir Ali, whose aggregate compensation information has been disclosed above.

Name	Fees Earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity Incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Leonard Oppenheim	$56,000	$3,864	$2,661	—	—	$—	$62,525
Kareem Irfan	$53,000	$3,864	$2,661	—	—	$—	$59,525
Tanveer Khader	$46,500	$3,864	$2,661	—	—	$—	$53,025

Directors are entitled to reimbursement of ordinary and reasonable expenses incurred in exercising their responsibilities and duties as a director. Effective July 1, 2015 the Board approved the following compensation plan (the “Plan”) for the independent directors: $30,000 per year for their services rendered on the Board, $15,000 per year for service as the audit committee chair, $10,000 per year for service as the compensation committee chair, $6,000 per year for service on the audit committee, $4,000 per year for service on the compensation committee, $2,500 per year for service on the nominating committee, a non-qualified stock option grant to purchase 1,334 shares of the Company’s common stock under the Plan and restricted stock awards of 1,336 shares of Common Stock under the Plan, which are granted in four equal installments on a quarterly basis and are each 100% vested upon grant. The payment of any portion of the Compensation, including the grants of any securities under the Plan shall be subject to the terms and conditions of definitive agreements to be entered into between the Company and its independent directors.

Item 12: Security Ownership of Certain Beneficial Owners and Management AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 26, 2018, regarding the beneficial ownership of our common stock by the following persons:

●	each person or entity who, to our knowledge, owns more than 5% of our common stock;

●	our Named Executive Officers;

●	each director; and

●	all of our executive officers and directors as a group.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Inpixon, 2479 E. Bayshore Road, Suite 195, Palo Alto, California 94303. Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of March 20, 2018, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding the options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

Name of Beneficial Owner	Amount and nature of beneficial ownership		Percent of Class(1)
Nadir Ali	4,206	(2)	*
Bret Osborn	1,845	(3)	*
Leonard Oppenheim	314	(4)	*
Kareem Irfan	198	(5)	*
Tanveer Khader	5,015	(6)	*
Soumya Das	254	(7)	*
Kevin Harris	56	(8)	*
Craig Harper	33	(9)	*
All Directors and Executive Officers as a Group (9 persons)	12,777	(10)	*
5% Beneficial Owner
Hudson Bay Master Fund Ltd. (11)	932,995	(12)	9.99%

*	less than 1% of the issued and outstanding shares of common stock.

(1)	Based on 9,339,291 shares outstanding on March 26, 2018.
(2)	Includes (i) 1,267 shares of common stock held of record by Nadir Ali, (ii) 2,206 shares of common stock issuable to Nadir Ali upon exercise of an outstanding stock option, (iii) 122 shares of common stock held of record by Lubna Qureishi, Mr. Ali’s wife and (iv) 611 shares of common stock held of record by the Qureishi Ali Grandchildren Trust. Mr. Ali is the joint-trustee (with his wife Lubna Qureishi) of the Qureishi Ali Grandchildren Trust and has voting and investment control over the shares held.
(3)	Includes (i) 1,469 shares of common stock held of record by Mr. Osborn and (ii) 376 shares of common stock issuable to Bret Osborn upon exercise of outstanding stock options.

(4)	Includes (i) 250 shares of common stock held of record by Mr. Oppenheim, and (ii) 64 shares of common stock issuable to Leonard Oppenheim upon exercise of outstanding stock options.
(5)	Includes (i) 134 shares of common stock held of record by Mr. Irfan and (ii) 64 shares of common stock issuable to Kareem Irfan upon exercise of outstanding stock options.
(6)	Includes (i) 4,817 shares of common stock owned directly by SyHolding Corp., (ii) 134 shares of common stock held of record by Mr. Khader and (iii) 64 shares of common stock issuable to Tanveer Khader upon exercise of outstanding stock options. Tanveer Khader holds the power to vote and dispose of the SyHolding Corp. shares.
(7)	Includes (i) 156 shares of common stock held of record by Mr. Das and (ii) 98 shares of common stock issuable to Mr. Das upon exercise of outstanding stock options.
(8)	Includes 56 shares of common stock owned directly by Kevin Harris.
(9)	Includes 33 shares of common stock owned directly by Craig Harper.
(10)

Includes (i) 3,660 shares of common stock held directly, or by spouse, (ii) 5,428 shares of common stock held of record by entities, and (iii) 3,689 shares of common stock issuable upon exercise of stock options.

(11)	Hudson Bay Capital Management LP, the investment manager of Hudson Bay Master Fund Ltd., has voting and investment power over these securities. Sander Gerber is the managing member of Hudson Bay Capital GP LLC, which is the general partner of Hudson Bay Capital Management, L.P. Each of Hudson Bay Master Fund Ltd. and Sander Gerber disclaims beneficial ownership over these securities. The mailing address of this beneficial holder is 777 Third Avenue, 30th Floor, New York, New York 10017.
(12)	Represents the aggregate number of shares issuable upon exercise of warrants issued on (ii) January 8, 2018 for the purchase of up to 94,162 shares of common stock and (ii) February 20, 2018 for the purchase of up to 1,700,000 shares of common stock as a result of beneficial ownership limitations equal to 9.99%.

Item 13: Certain Relationships and Related Transactions, AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Transactions with Related Persons.

The Board of Directors reviews issues involving potential conflicts of interest, and reviews and approves all related party transactions, including those required to be disclosed as a “related party” transaction under applicable federal securities laws. The Board has not adopted any specific procedures for conducting reviews of potential conflicts of interest and considers each transaction in light of the specific facts and circumstances presented. However, to the extent a potential related party transaction is presented to the Board, the Company expects that the Board would become fully informed regarding the potential transaction and the interests of the related party, and would have the opportunity to deliberate outside of the presence of the related party. The Company expects that the Board would only approve a related party transaction that was in the best interests of the Company, and further would seek to ensure that any completed related party transaction was on terms no less favorable to the Company than could be obtained in a transaction with an unaffiliated third party. Other than as described below, no transaction requiring disclosure under applicable federal securities laws occurred during fiscal year 2017 that was submitted to the Board of Directors for approval as a “related party” transaction.

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

For the period from January 1, 2016, through the date of this report (the “Reporting Period”), described below are certain transactions or series of transactions between us and certain related persons.

Note Payable to Related Party

The Company has borrowed funds from Sysorex Consulting, Inc.(“SCI”), which is a stockholder of the Company and for which Abdus Salam Qureishi, the former Chairman of the Board, is the majority stockholder, pursuant to an oral agreement with no stated interest rate and which is payable upon demand. These advances were made to fund operations of SCI and recorded as intercompany accounts without any written agreement. The largest aggregate amount of principal outstanding during the years ended December 31, 2017 and 2016 was $665,554. Non-interest bearing amounts due on demand from SCI to Sysorex Arabia was $665,554 as of December 31, 2016. On December 31, 2017, the Company received 82.5% of Sysorex India from SCI in exchange for the amount owed under this receivable by SCI and accordingly the balance of this receivable is $0 as of that date.

Agreements with Duroob Technology, Inc.

During 2015, the Company borrowed funds for working capital from Duroob Technology, Inc., a Saudi Arabian limited liability company (“Duroob”), a related party as Duroob’s CEO owns a minority interest in Sysorex Arabia LLC, pursuant to an oral agreement with no stated interest rate and which is payable upon demand. As of December 31, 2017 and 2016, Duroob was owed $4,802 and $1,600, respectively. The largest aggregate amount of principal outstanding during the years ended December 31, 2017 and 2016 was $4,802 and $1,600, respectively, and there were no interest payments paid during such years. Sysorex Arabia LLC is 50.2% owned by the Company and 49.8% owned by Abdul Aziz Salloum (“Salloum”), its general manager. Salloum is also the CEO and principal stockholder of Duroob. On January 18, 2018, the Company sold its 50.2% interest in Sysorex Arabia to SCI in consideration for SCI’s assumption of 50.2% of the assets and liabilities of Sysorex Arabia.

Consulting Agreement

Effective April 1, 2013, the Company entered into a Consulting Services Ordering Agreement with its then Chairman of the Board, Mr. Abdus Salam Qureishi. Under the agreement, Mr. Qureishi, as the former CEO of the Company, would consult on various operations of the Company and be compensated at an hourly rate of $375 per hour. The original term was for one year, expiring March 31, 2014, which was extended to March 31, 2016 by two amendments to the agreement. On March 25, 2016, the Company entered into an Amendment No. 3 (the “Amended Agreement”) with Mr. Qureishi, effective March 16, 2016, pursuant to which the Company agreed to pay Mr. Qureishi a fee of $20,000 per month for all consulting services performed during the term of the agreement. In addition, the Amended Agreement provided for an extension of the term for an additional nine months from March 31, 2016 to December 31, 2016. Mr. Qureishi received $270,000, $360,000 and $360,000 during 2016, 2015 and 2014, respectively.

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

Kevin Harris, our former Chief Financial Officer, resigned as of July 14, 2017. Mr. Harris served as a senior financial advisor to the Company’s Chief Executive Officer until August 31, 2017. In that new role, Mr. Harris was an at-will employee with monthly compensation of $10,000. Pursuant to the terms of the Harris Employment Agreement, Mr. Harris was entitled to a cash bonus of approximately $53,000 as of the date of his resignation. The Company agreed to pay such bonus as soon as possible but no later than over 3 pay periods, beginning with the pay period ending July 31, 2017. This arrangement terminated on August 31, 2017.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below are approximate fees for services rendered by Marcum LLP, our independent registered public accounting firm, for the fiscal years ended December 31, 2017 and 2016.

	2017	2016
Audit Fees(1)	$453,894	$317,426
Audit Related Fees	$2,163	$11,135
Tax Fees	$--	$--
All Other Fees	$--	$--

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

Audit Fees. The “Audit Fees” are the aggregate fees of Marcum attributable to professional services rendered in 2017 and 2016 for the audit of our annual financial statements, for review of financial statements included in our quarterly reports on Form 10-Q or for services that are normally provided by Marcum in connection with statutory and regulatory filings or engagements for that fiscal year. These fees include fees billed for professional services rendered by Marcum for the review of registration statements or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees. Marcum billed us for professional services that were reasonably related to the performance of the audit or review of financial statements in 2017 and 2016, which are not included under Audit Fees above including the filing of our registration statements, including our Registration Statement on Form S-3. This amount also includes audit fees related to acquisitions.

Tax Fees. Marcum did not perform any tax advice or planning services in 2017 or 2016.

All Other Fees. Marcum did not perform any services for us or charge any fees other than the services described above in 2017 and 2016.

Pre-approval Policies and Procedures

The Audit Committee is required to review and approve in advance the retention of the independent auditors for the performance of all audit and lawfully permitted non-audit services and the fees for such services. The Audit Committee may delegate to one or more of its members the authority to grant pre-approvals for the performance of non-audit services, and any such Audit Committee member who pre-approves a non-audit service must report the pre-approval to the full Audit Committee at its next scheduled meeting. The Audit Committee is required to periodically notify the Board of their approvals. The required pre-approval policies and procedures were complied with during 2017.

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1†	Asset Purchase and Merger Agreement dated March 1, 2013 by and among Sysorex Global Holdings Corp., Lilien, LLC and Lilien Systems.	S-1	333-190574	2.1	August 12, 2013

2.2	Agreement and Plan of Merger dated August 31, 2013 by and among Sysorex Global Holdings Corp., Sysorex Merger Sub, Inc., Shoom, Inc. and the Shareholder Representative.	S-1	333-191648	2.4	October 9, 2013

2.3	Agreement and Plan of Merger dated as of December 20, 2013, by and among Sysorex Global Holdings Corp., AirPatrol Corporation, AirPatrol Acquisition Corp. I, AirPatrol Acquisition Corp. II, and Shareholders Representative Services LLC.	S-1/A	333-191648	2.6	January 21, 2014

2.4	Amendment No. 1 to Agreement and Plan of Merger dated February 28, 2014 with AirPatrol Corporation.	S-1/A	333-191648	2.7	March 13, 2014

2.5	Amendment No. 2 to Agreement and Plan of Merger dated April 18, 2014 with AirPatrol Corporation.	8-K	001-36404	2.8	April 24, 2014

2.6	Waiver and Amendment No. 3 to Agreement and Plan of Merger dated May 30, 2014 with AirPatrol Corporation.	S-1	333-198502	12.9	August 29, 2014

2.7†	Asset Purchase Agreement, dated as of April 24, 2015, between Sysorex Global Holdings Corp., LightMiner Systems, Inc. and Chris Baskett.	8-K	001-36404	2.1	April 30, 2015

2.8	Agreement and Plan of Merger, dated as of December 14, 2015, between Sysorex Global Holdings Corp. and Sysorex Global.	8-K	001-36404	10.3	December 18, 2015

2.9†	Asset Purchase Agreement, dated November 14, 2016, among Integrio Technologies, LLC, Emtec Federal, LLC, Sysorex Government Services, Inc. and Sysorex Global.	8-K	001-36404	2.1	November 18, 2016

2.10	Amendment No. 1 to Asset Purchase Agreement, dated as of November 21, 2016, by and among Sysorex Global, Sysorex Government Services, Inc., Integrio Technologies, LLC and Emtec Federal, LLC.	8-K	001-36404	2.2	November 28, 2016

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.11	Agreement and Plan of Merger, dated as of February 27, 2017, between Sysorex Global and Inpixon.	8-K	001-36404	2.1	March 1, 2017

3.1	Restated Articles of Incorporation.	S-1	333-190574	3.1	August 12, 2013

3.2	Certificate of Amendment to Articles of Incorporation (Increase Authorized Shares).	S-1	333-218173	3.2	May 22, 2017

3.3	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	April 10, 2014

3.4	Articles of Merger (renamed Sysorex Global).	8-K	001-36404	3.1	December 18, 2015

3.5	Articles of Merger (renamed Inpixon).	8-K	001-36404	3.1	March 1, 2017

3.6	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.2	March 1, 2017

3.7	Certificate of Amendment to Articles of Incorporation (authorized share increase).	8-K	001-36404	3.1	February 5, 2018

3.8	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	February 6, 2018

3.9	Bylaws, as amended.	S-1	333-190574	3.2	August 12, 2013

4.1	Specimen Stock Certificate of the Corporation.	S-1	333-190574	4.1	August 12, 2013

4.2	Form of Series 3 Convertible Preferred Stock Certificate.	S-1	333-222125	4.10	February 1, 2018

4.3	Form of Certificate of Designation of Preferences, Rights and Limitations of Series 3 Convertible Preferred Stock.	8-K	001-36404	3.1	February 16, 2018

4.4	Promissory Note issued by Inpixon Federal to Payplant Alternatives Fund, LLC on August 14, 2017.	8-K	001-36404	4.1	August 18, 2017

4.5	Convertible Promissory Note by and between Inpixon and Chicago Venture Partners, L.P. dated November 17, 2017.	10-Q	001-36404	10.13	November 20, 2017

4.6	Warrant to purchase common stock dated March 20, 2013 held by Bridge Bank N.A.	S-1	333-190574	4.3	August 12, 2013

4.7	Warrant to purchase common stock dated August 29, 2013 held by Bridge Bank N.A.	S-1	333-191648	4.5	October 9, 2013

4.8	Form of Warrant Agency Agreement.	S-1/A	333-218173	4.7	June 23, 2017

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.9	Form of Additional Warrant.	8-K	001-36404	4.1	August 9, 2017

4.10	Form of Warrant.	8-K	001-36404	4.1	January 9, 2018

4.11	Form of Warrant.	8-K	001-36404	3.1	February 16, 2018

10.1+	Employment Agreement dated July 1, 2010, by and between the Corporation and Nadir Ali, as amended.	S-1	333-191648	10.7	October 9, 2013

10.2+	Amended and Restated 2011 Employee Stock Incentive Plan.	S-8	333-195655	10.22	May 2, 2014

10.3+	Form of Incentive Stock Option Agreement.	8-K	001-36404	10.9	October 27, 2014

10.4+	Form of Non-Qualified Stock Option Agreement.	8-K	001-36404	10.5	October 27, 2014

10.5+	Form of Restricted Stock Award Agreement.	8-K	001-36404	10.6	October 27, 2014

10.6+	2018 Employee Stock Incentive Plan.	DEF 14A	001-36404	Annex C	January 16, 2018

10.7+	Director Services Agreement with Leonard A. Oppenheim dated October 21, 2014.	8-K	001-36404	10.1	October 27, 2014

10.8+	Director Services Agreement with Kareem M. Irfan dated October 21, 2014.	8-K	001-36404	10.3	October 27, 2014

10.9+	Director Services Agreement with Tanveer A. Khader dated October 21, 2014.	8-K	001-36404	10.4	October 27, 2014

10.10+	Employment Agreement, effective as of October 1, 2014, between Wendy Loundermon and the Company.	8-K	001-36404	10.8	October 27, 2014

10.11+	Offer Letter dated June 20, 2014, by and between Lilien Systems and Craig Harper.	10-K	001-36404	10.58	April 17, 2017

10.12+	Compensation Letter dated June 7, 2016, by and between Sysorex and Bret Osborn.	10-K	001-36404	10.59	April 17, 2017

10.13+	Employment Agreement dated November 4, 2016, by and between Sysorex USA and Soumya Das.	10-K	001-36404	10.51	April 17, 2017

10.14	Amendment Number Five To Business Financing Agreement dated March 25, 2016 among Western Alliance Bank, Sysorex USA, Sysorex Government Services, Inc. and Sysorex Global.	10-K	001-36404	10.37	March 30, 2016

10.15	Consulting Services Ordering Agreement Amendment No. 3 dated March 25, 2016 by and between the Company and A. Salam Qureishi.	10-K	001-36404	10.36	March 30, 2016

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.16	Amendment No. Six to Business Financing Agreement and Forbearance Agreement dated June 3, 2016 among Western Alliance Bank, Sysorex USA, and Sysorex Government Services, Inc.	8-K	001-36404	10.1	June 9, 2016

10.17	Amendment Number Seven to Business Financing Agreement by and between the Company and its subsidiaries and Western Alliance Bank, dated August 5, 2016.	8-K	001-36404	10.4	August 10, 2016

10.18	Securities Purchase Agreement dated as of August 9, 2016 by and between Sysorex Global and Hillair Capital Investments L.P.	8-K	001-36404	10.1	August 10, 2016

10.19	8% Original Issue Discount Senior Convertible Debenture issued to Hillair Capital Investments L.P.	8-K	001-36404	4.1	August 10, 2016

10.20	Security Agreement dated as of August 9, 2016 by and among Sysorex Global, Sysorex USA, Sysorex Government Services, Inc., Sysorex Canada Corp., Sysorex Arabia LLC and Hillair Capital Investments L.P.	8-K	001-36404	10.2	August 10, 2016

10.21	Subsidiary Guarantee dated as of August 9, 2016 made by Sysorex Global, Sysorex USA, Sysorex Government Services, Inc., Sysorex Canada Corp. and Sysorex Arabia LLC in favor of Hillair Capital Investments L.P.	8-K	001-36404	10.3	August 10, 2016

10.22	Loan and Security Agreement dated November 14, 2016 by and among GemCap Lending I, LLC and Sysorex Global, Sysorex USA and Sysorex Government Services, Inc.	8-K	001-36404	10.1	November 18, 2016

10.23	Loan Agreement Schedule dated November 14, 2016 by and among GemCap Lending I, LLC and Sysorex Global, Sysorex USA and Sysorex Government Services, Inc.	8-K	001-36404	10.2	November 18, 2016

10.24	Secured Promissory Note dated November 14, 2016 and issued to GemCap Lending I, LLC by Sysorex Global, Sysorex USA and Sysorex Government Services, Inc.	8-K	001-36404	10.3	November 18, 2016

10.25	Pre-Funding and Post-Closing Agreement dated November 14, 2016 by and among GemCap Lending I, LLC and Sysorex Global, Sysorex USA and Sysorex Government Services Inc.	8-K	001-36404	10.4	November 18, 2016

10.26	Subcontract Agreement Pending Novation, dated as of November 21, 2016, by and among Sysorex Global, Sysorex Government Services, Inc., Integrio Technologies, LLC and Emtec Federal, LLC.	8-K	001-36404	10.1	November 28, 2016

10.27	Securities Purchase Agreement dated December 12, 2016.	8-K	001-36404	10.1	December 12, 2016

10.28	Amendment Number 1 to the Loan and Security Agreement and to the Loan Agreement Schedule by and among GemCap Lending I, LLC and Sysorex Global, Sysorex USA and Sysorex Government Services, Inc.	8-K	001-36404	10.1	December 12, 2016

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.29	Engagement Letter between Sysorex Global and Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC, dated as of December 10, 2016.	8-K	001-36404	10.2	December 12, 2016

10.30	Lease dated December 22, 2015, by and between Brandywine Operating Partnership, L.P. and Spectrum Systems, LLC (acquired by Inpixon Federal, Inc.)	10-K	001-36404	10.52	April 17, 2017

10.31	Commercial Lease Amendment dated September 19, 2016, by and between 424116 B.C. Ltd. and Sysorex Canada Corp.	10-K	001-36404	10.53	April 17, 2017

10.32	Addendum No. 3 to Lease dated April 30, 2008, dated February 6, 2017, by and between Balboa & Victory Partnership and Sysorex USA.	10-K	001-36404	10.54	April 17, 2017

10.33	Office Lease 101 Larkspur Landing Circle dated September 28, 2016, by and between Savoy Corporation and Sysorex USA.	10-K	001-36404	10.55	April 17, 2017

10.34	Early Occupancy Letter Agreement dated July 19, 2013, by and between St. John Properties, Inc. and AirPatrol Corporation (merged in to Inpixon USA).	10-K	001-36404	10.56	April 17, 2017

10.35	Lease Agreement dated August 21, 2014, by and between ECI Two Bayshore LLC and Sysorex Global Holdings Corp.	10-K	001-36404	10.57	April 17, 2017

10.36	Exchange Agreement by and between Inpixon and Hillair Capital Investments L.P., dated April 19, 2017.	8-K	001-36404	10.1	April 20, 2017

10.37	Securities Purchase Agreement, dated as of May 31, 2017, by and between Inpixon and the investors listed on the Schedule of Buyers attached thereto.	8-K	001-36404	10.1	June 1, 2017

10.38	Form of Subordinated Convertible Note.	8-K	001-36404	4.1	June 1, 2017

10.39	Waiver and Consent by and between Inpixon and GemCap Lending I, LLC dated May 31, 2017.	8-K	001-36404	10.2	June 1, 2017

10.40	Waiver and Consent by and between Inpixon and Hillair Capital Investments L.P. dated May 31, 2017.	8-K	001-36404	10.3	June 1, 2017

10.41	Amended and Restated GemCap Loan and Security Agreement: Payplant Loan and Security Agreement, by and among GemCap Lending, LLC, Inpixon, Inpixon USA, Inpixon Federal, Inc. and Payplant LLC, as agent for Payplant Alternatives Fund LLC.	8-K	001-36404	10.1	August 18, 2017

10.42	Payplant Client Agreement by and among Inpixon, Inpixon USA, Inpixon Federal, Inc. and Payplant LLC.	8-K	001-36404	10.2	August 18, 2017

10.43	Exchange Right Agreement by and between Inpixon and Hillair Capital Investments, L.P. dated August 14, 2017.	8-K	001-36404	10.1	August 14, 2017

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.44	Warrant Exercise Agreement, dated August 9, 2017, by and between Inpixon and Warrant Holders, including all amendments	8-K	001-36404	10.1	August 9, 2017

10.45	Hillair Waiver and Consent, dated August 9, 2017, by and between Inpixon and Hillair Capital Investments L.P.	8-K	001-36404	10.2	August 9, 2017

10.46	Waiver and Consent Agreement, dated June 28, 2017.	10-Q	001-36404	10.5	August 21, 2017

10.47	Securities Purchase Agreement by and between Inpixon and Chicago Venture Partners, L.P. dated November 17, 2017.	10-Q	001-36404	10.12	November 20, 2017

10.48	Services Arrangement, effective July 14, 2017, between Kevin Harris and the Company.	8-K	001-36404	10.2	July 20, 2017

10.49	Form of Subscription Agreement with certain service providers and vendors.	8-K	001-36404	10.1	December 6, 2017

10.50	Amendment Agreement, dated December 11, 2017, by and among Inpixon and certain debenture holders.	8-K	001-36404	10.1	December 12, 2017

10.51	Form of Exchange Agreement, dated December 15, 2017, by and among Inpixon and certain warrant holders.	8-K	001-36404	10.1	December 18, 2017

10.52	Second Amendment Agreement, dated December 29, 2017, by and between Inpixon and certain debenture holder.	8-K	001-36404	10.1	December 29, 2017

10.53	Form of Securities Purchase Agreement, dated January 5, 2018.	8-K	001-36404	10.1	January 9, 2018

10.54	Placement Agency Agreement, dated January 5, 2018, by and between Inpixon and ROTH Capital Partners, LLC.	8-K	001-36404	10.2	January 9, 2018

10.55	Third Amendment Agreement, dated January 5, 2018, by and between Inpixon and certain debenture holder.	8-K	001-36404	10.3	January 9, 2018

10.56	Waiver and First Amendment Agreement, dated January 5, 2018, by and between Inpixon and certain note holder.	8-K	001-36404	10.4	January 9, 2018

10.57	Form of Lead-out Agreement, dated January 5, 2018.	8-K	001-36404	10.5	January 9, 2018

10.58	Placement Agency Agreement, dated February 14, 2018, by and between Inpixon and ROTH Capital Partners, LLC.	8-K	001-36404	10.1	February 16, 2018

10.59	Form of Securities Purchase Agreement.	8-K	001-36404	10.1	February 16, 2018

10.60	Form of Leak-Out Agreement	8-K	001-36404	10.3	February 16, 2018

10.61	Form of Lock-Up Agreement.	S-1/A	333-222125	10.63	February 7, 2018

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
21	List of Subsidiaries of the Corporation.					X

23.1	Consent of Marcum LLP.					X

24.1	Power of Attorney (included on the signature page).					X

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2017.					X

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2017.					X

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

99.1	Unaudited Pro Forma Financial Statements of Inpixon following Divestiture					X

101.INS	XBRL Instant Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

+	Indicates a management contract or compensatory plan.
†	Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and the registrant undertakes to furnish supplemental copies of any of the omitted exhibits and schedules upon request by the Commission.

ITEM 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INPIXON

Date: March 27, 2018	By:	/s/ Nadir Ali
Nadir Ali
Chief Executive Officer

Each person whose signature appears below constitutes and appoints Nadir Ali and Wendy Loundermon, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Nadir Ali	Chief Executive Officer and Director	March 27, 2018
Nadir Ali	(Principal Executive Officer)

/s/ Wendy Loundermon	Vice President of Finance	March 27, 2018
Wendy Loundermon	(Principal Financial and Accounting Officer)

/s/ Leonard A. Oppenheim	Director	March 27, 2018
Leonard A. Oppenheim

/s/ Kareem Irfan	Director	March 27, 2018
Kareem Irfan

/s/ Tanveer Khader	Director	March 27, 2018
Tanveer Khader

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1†	Asset Purchase and Merger Agreement dated March 1, 2013 by and among Sysorex Global Holdings Corp., Lilien, LLC and Lilien Systems.	S-1	333-190574	2.1	August 12, 2013

2.2	Agreement and Plan of Merger dated August 31, 2013 by and among Sysorex Global Holdings Corp., Sysorex Merger Sub, Inc., Shoom, Inc. and the Shareholder Representative.	S-1	333-191648	2.4	October 9, 2013

2.3	Agreement and Plan of Merger dated as of December 20, 2013, by and among Sysorex Global Holdings Corp., AirPatrol Corporation, AirPatrol Acquisition Corp. I, AirPatrol Acquisition Corp. II, and Shareholders Representative Services LLC.	S-1/A	333-191648	2.6	January 21, 2014

2.4	Amendment No. 1 to Agreement and Plan of Merger dated February 28, 2014 with AirPatrol Corporation.	S-1/A	333-191648	2.7	March 13, 2014

2.5	Amendment No. 2 to Agreement and Plan of Merger dated April 18, 2014 with AirPatrol Corporation.	8-K	001-36404	2.8	April 24, 2014

2.6	Waiver and Amendment No. 3 to Agreement and Plan of Merger dated May 30, 2014 with AirPatrol Corporation.	S-1	333-198502	12.9	August 29, 2014

2.7†	Asset Purchase Agreement, dated as of April 24, 2015, between Sysorex Global Holdings Corp., LightMiner Systems, Inc. and Chris Baskett.	8-K	001-36404	2.1	April 30, 2015

2.8	Agreement and Plan of Merger, dated as of December 14, 2015, between Sysorex Global Holdings Corp. and Sysorex Global.	8-K	001-36404	10.3	December 18, 2015

2.9†	Asset Purchase Agreement, dated November 14, 2016, among Integrio Technologies, LLC, Emtec Federal, LLC, Sysorex Government Services, Inc. and Sysorex Global.	8-K	001-36404	2.1	November 18, 2016

2.10	Amendment No. 1 to Asset Purchase Agreement, dated as of November 21, 2016, by and among Sysorex Global, Sysorex Government Services, Inc., Integrio Technologies, LLC and Emtec Federal, LLC.	8-K	001-36404	2.2	November 28, 2016

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.11	Agreement and Plan of Merger, dated as of February 27, 2017, between Sysorex Global and Inpixon.	8-K	001-36404	2.1	March 1, 2017

3.1	Restated Articles of Incorporation.	S-1	333-190574	3.1	August 12, 2013

3.2	Certificate of Amendment to Articles of Incorporation (Increase Authorized Shares).	S-1	333-218173	3.2	May 22, 2017

3.3	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	April 10, 2014

3.4	Articles of Merger (renamed Sysorex Global).	8-K	001-36404	3.1	December 18, 2015

3.5	Articles of Merger (renamed Inpixon).	8-K	001-36404	3.1	March 1, 2017

3.6	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.2	March 1, 2017

3.7	Certificate of Amendment to Articles of Incorporation (authorized share increase).	8-K	001-36404	3.1	February 5, 2018

3.8	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	February 6, 2018

3.9	Bylaws, as amended.	S-1	333-190574	3.2	August 12, 2013

4.1	Specimen Stock Certificate of the Corporation.	S-1	333-190574	4.1	August 12, 2013

4.2	Form of Series 3 Convertible Preferred Stock Certificate.	S-1	333-222125	4.10	February 1, 2018

4.3	Form of Certificate of Designation of Preferences, Rights and Limitations of Series 3 Convertible Preferred Stock.	8-K	001-36404	3.1	February 16, 2018

4.4	Promissory Note issued by Inpixon Federal to Payplant Alternatives Fund, LLC on August 14, 2017.	8-K	001-36404	4.1	August 18, 2017

4.5	Convertible Promissory Note by and between Inpixon and Chicago Venture Partners, L.P. dated November 17, 2017.	10-Q	001-36404	10.13	November 20, 2017

4.6	Warrant to purchase common stock dated March 20, 2013 held by Bridge Bank N.A.	S-1	333-190574	4.3	August 12, 2013

4.7	Warrant to purchase common stock dated August 29, 2013 held by Bridge Bank N.A.	S-1	333-191648	4.5	October 9, 2013

4.8	Form of Warrant Agency Agreement.	S-1/A	333-218173	4.7	June 23, 2017

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.9	Form of Additional Warrant.	8-K	001-36404	4.1	August 9, 2017

4.10	Form of Warrant.	8-K	001-36404	4.1	January 9, 2018

4.11	Form of Warrant.	8-K	001-36404	3.1	February 16, 2018

10.1+	Employment Agreement dated July 1, 2010, by and between the Corporation and Nadir Ali, as amended.	S-1	333-191648	10.7	October 9, 2013

10.2+	Amended and Restated 2011 Employee Stock Incentive Plan.	S-8	333-195655	10.22	May 2, 2014

10.3+	Form of Incentive Stock Option Agreement.	8-K	001-36404	10.9	October 27, 2014

10.4+	Form of Non-Qualified Stock Option Agreement.	8-K	001-36404	10.5	October 27, 2014

10.5+	Form of Restricted Stock Award Agreement.	8-K	001-36404	10.6	October 27, 2014

10.6+	2018 Employee Stock Incentive Plan.	DEF 14A	001-36404	Annex C	January 16, 2018

10.7+	Director Services Agreement with Leonard A. Oppenheim dated October 21, 2014.	8-K	001-36404	10.1	October 27, 2014

10.8+	Director Services Agreement with Kareem M. Irfan dated October 21, 2014.	8-K	001-36404	10.3	October 27, 2014

10.9+	Director Services Agreement with Tanveer A. Khader dated October 21, 2014.	8-K	001-36404	10.4	October 27, 2014

10.10+	Employment Agreement, effective as of October 1, 2014, between Wendy Loundermon and the Company.	8-K	001-36404	10.8	October 27, 2014

10.11+	Offer Letter dated June 20, 2014, by and between Lilien Systems and Craig Harper.	10-K	001-36404	10.58	April 17, 2017

10.12+	Compensation Letter dated June 7, 2016, by and between Sysorex and Bret Osborn.	10-K	001-36404	10.59	April 17, 2017

10.13+	Employment Agreement dated November 4, 2016, by and between Sysorex USA and Soumya Das.	10-K	001-36404	10.51	April 17, 2017

10.14	Amendment Number Five To Business Financing Agreement dated March 25, 2016 among Western Alliance Bank, Sysorex USA, Sysorex Government Services, Inc. and Sysorex Global.	10-K	001-36404	10.37	March 30, 2016

10.15	Consulting Services Ordering Agreement Amendment No. 3 dated March 25, 2016 by and between the Company and A. Salam Qureishi.	10-K	001-36404	10.36	March 30, 2016

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.16	Amendment No. Six to Business Financing Agreement and Forbearance Agreement dated June 3, 2016 among Western Alliance Bank, Sysorex USA, and Sysorex Government Services, Inc.	8-K	001-36404	10.1	June 9, 2016

10.17	Amendment Number Seven to Business Financing Agreement by and between the Company and its subsidiaries and Western Alliance Bank, dated August 5, 2016.	8-K	001-36404	10.4	August 10, 2016

10.18	Securities Purchase Agreement dated as of August 9, 2016 by and between Sysorex Global and Hillair Capital Investments L.P.	8-K	001-36404	10.1	August 10, 2016

10.19	8% Original Issue Discount Senior Convertible Debenture issued to Hillair Capital Investments L.P.	8-K	001-36404	4.1	August 10, 2016

10.20	Security Agreement dated as of August 9, 2016 by and among Sysorex Global, Sysorex USA, Sysorex Government Services, Inc., Sysorex Canada Corp., Sysorex Arabia LLC and Hillair Capital Investments L.P.	8-K	001-36404	10.2	August 10, 2016

10.21	Subsidiary Guarantee dated as of August 9, 2016 made by Sysorex Global, Sysorex USA, Sysorex Government Services, Inc., Sysorex Canada Corp. and Sysorex Arabia LLC in favor of Hillair Capital Investments L.P.	8-K	001-36404	10.3	August 10, 2016

10.22	Loan and Security Agreement dated November 14, 2016 by and among GemCap Lending I, LLC and Sysorex Global, Sysorex USA and Sysorex Government Services, Inc.	8-K	001-36404	10.1	November 18, 2016

10.23	Loan Agreement Schedule dated November 14, 2016 by and among GemCap Lending I, LLC and Sysorex Global, Sysorex USA and Sysorex Government Services, Inc.	8-K	001-36404	10.2	November 18, 2016

10.24	Secured Promissory Note dated November 14, 2016 and issued to GemCap Lending I, LLC by Sysorex Global, Sysorex USA and Sysorex Government Services, Inc.	8-K	001-36404	10.3	November 18, 2016

10.25	Pre-Funding and Post-Closing Agreement dated November 14, 2016 by and among GemCap Lending I, LLC and Sysorex Global, Sysorex USA and Sysorex Government Services Inc.	8-K	001-36404	10.4	November 18, 2016

10.26	Subcontract Agreement Pending Novation, dated as of November 21, 2016, by and among Sysorex Global, Sysorex Government Services, Inc., Integrio Technologies, LLC and Emtec Federal, LLC.	8-K	001-36404	10.1	November 28, 2016

10.27	Securities Purchase Agreement dated December 12, 2016.	8-K	001-36404	10.1	December 12, 2016

10.28	Amendment Number 1 to the Loan and Security Agreement and to the Loan Agreement Schedule by and among GemCap Lending I, LLC and Sysorex Global, Sysorex USA and Sysorex Government Services, Inc.	8-K	001-36404	10.1	December 12, 2016

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.29	Engagement Letter between Sysorex Global and Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC, dated as of December 10, 2016.	8-K	001-36404	10.2	December 12, 2016

10.30	Lease dated December 22, 2015, by and between Brandywine Operating Partnership, L.P. and Spectrum Systems, LLC (acquired by Inpixon Federal, Inc.)	10-K	001-36404	10.52	April 17, 2017

10.31	Commercial Lease Amendment dated September 19, 2016, by and between 424116 B.C. Ltd. and Sysorex Canada Corp.	10-K	001-36404	10.53	April 17, 2017

10.32	Addendum No. 3 to Lease dated April 30, 2008, dated February 6, 2017, by and between Balboa & Victory Partnership and Sysorex USA.	10-K	001-36404	10.54	April 17, 2017

10.33	Office Lease 101 Larkspur Landing Circle dated September 28, 2016, by and between Savoy Corporation and Sysorex USA.	10-K	001-36404	10.55	April 17, 2017

10.34	Early Occupancy Letter Agreement dated July 19, 2013, by and between St. John Properties, Inc. and AirPatrol Corporation (merged in to Inpixon USA).	10-K	001-36404	10.56	April 17, 2017

10.35	Lease Agreement dated August 21, 2014, by and between ECI Two Bayshore LLC and Sysorex Global Holdings Corp.	10-K	001-36404	10.57	April 17, 2017

10.36	Exchange Agreement by and between Inpixon and Hillair Capital Investments L.P., dated April 19, 2017.	8-K	001-36404	10.1	April 20, 2017

10.37	Securities Purchase Agreement, dated as of May 31, 2017, by and between Inpixon and the investors listed on the Schedule of Buyers attached thereto.	8-K	001-36404	10.1	June 1, 2017

10.38	Form of Subordinated Convertible Note.	8-K	001-36404	4.1	June 1, 2017

10.39	Waiver and Consent by and between Inpixon and GemCap Lending I, LLC dated May 31, 2017.	8-K	001-36404	10.2	June 1, 2017

10.40	Waiver and Consent by and between Inpixon and Hillair Capital Investments L.P. dated May 31, 2017.	8-K	001-36404	10.3	June 1, 2017

10.41	Amended and Restated GemCap Loan and Security Agreement: Payplant Loan and Security Agreement, by and among GemCap Lending, LLC, Inpixon, Inpixon USA, Inpixon Federal, Inc. and Payplant LLC, as agent for Payplant Alternatives Fund LLC.	8-K	001-36404	10.1	August 18, 2017

10.42	Payplant Client Agreement by and among Inpixon, Inpixon USA, Inpixon Federal, Inc. and Payplant LLC.	8-K	001-36404	10.2	August 18, 2017

10.43	Exchange Right Agreement by and between Inpixon and Hillair Capital Investments, L.P. dated August 14, 2017.	8-K	001-36404	10.1	August 14, 2017

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.44	Warrant Exercise Agreement, dated August 9, 2017, by and between Inpixon and Warrant Holders, including all amendments	8-K	001-36404	10.1	August 9, 2017

10.45	Hillair Waiver and Consent, dated August 9, 2017, by and between Inpixon and Hillair Capital Investments L.P.	8-K	001-36404	10.2	August 9, 2017

10.46	Waiver and Consent Agreement, dated June 28, 2017.	10-Q	001-36404	10.5	August 21, 2017

10.47	Securities Purchase Agreement by and between Inpixon and Chicago Venture Partners, L.P. dated November 17, 2017.	10-Q	001-36404	10.12	November 20, 2017

10.48	Services Arrangement, effective July 14, 2017, between Kevin Harris and the Company.	8-K	001-36404	10.2	July 20, 2017

10.49	Form of Subscription Agreement with certain service providers and vendors.	8-K	001-36404	10.1	December 6, 2017

10.50	Amendment Agreement, dated December 11, 2017, by and among Inpixon and certain debenture holders.	8-K	001-36404	10.1	December 12, 2017

10.51	Form of Exchange Agreement, dated December 15, 2017, by and among Inpixon and certain warrant holders.	8-K	001-36404	10.1	December 18, 2017

10.52	Second Amendment Agreement, dated December 29, 2017, by and between Inpixon and certain debenture holder.	8-K	001-36404	10.1	December 29, 2017

10.53	Form of Securities Purchase Agreement, dated January 5, 2018.	8-K	001-36404	10.1	January 9, 2018

10.54	Placement Agency Agreement, dated January 5, 2018, by and between Inpixon and ROTH Capital Partners, LLC.	8-K	001-36404	10.2	January 9, 2018

10.55	Third Amendment Agreement, dated January 5, 2018, by and between Inpixon and certain debenture holder.	8-K	001-36404	10.3	January 9, 2018

10.56	Waiver and First Amendment Agreement, dated January 5, 2018, by and between Inpixon and certain note holder.	8-K	001-36404	10.4	January 9, 2018

10.57	Form of Lead-out Agreement, dated January 5, 2018.	8-K	001-36404	10.5	January 9, 2018

10.58	Placement Agency Agreement, dated February 14, 2018, by and between Inpixon and ROTH Capital Partners, LLC.	8-K	001-36404	10.1	February 16, 2018

10.59	Form of Securities Purchase Agreement.	8-K	001-36404	10.1	February 16, 2018

10.60	Form of Leak-Out Agreement	8-K	001-36404	10.3	February 16, 2018

10.61	Form of Lock-Up Agreement.	S-1/A	333-222125	10.63	February 7, 2018

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
21	List of Subsidiaries of the Corporation.					X

23.1	Consent of Marcum LLP.					X

24.1	Power of Attorney (included on the signature page).					X

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2017.					X

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2017.					X

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

99.1	Unaudited Pro Forma Financial Statements of Inpixon following Divestiture					X

101.INS	XBRL Instant Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

+	Indicates a management contract or compensatory plan.
†	Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and the registrant undertakes to furnish supplemental copies of any of the omitted exhibits and schedules upon request by the Commission.

