Form 10-Q
period 2018-03-31
INPIXON
filed 2018-05-15
CIK 1529113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.001	16,309,969
(Class)	Outstanding at May 11, 2018

INPIXON

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

AND OTHER INFORMATION CONTAINED IN THIS REPORT

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this Form 10-Q. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of anticipated products; anticipated expenses; and projected financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	our limited cash and our history of losses;

●	our ability to achieve profitability;

●	our limited operating history with recent acquisitions;

●	emerging competition and rapidly advancing technology in our industry that may outpace our technology;

●	customer demand for the products and services we develop;

●	the impact of competitive or alternative products, technologies and pricing;

●	our ability to manufacture any products we develop;

●	general economic conditions and events and the impact they may have on us and our potential customers;

●	our ability to obtain adequate financing in the future;

●	our ability to continue as a going concern;

●	lawsuits and other claims by third parties;

●	our ability to successfully complete the spin-off of Inpixon USA, including the impact of the spin-off on the businesses of Inpixon and Inpixon USA;

●	our success at managing the risks involved in the foregoing items; and

●	other factors discussed in this Form 10-Q.

ii

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

Unless otherwise stated or the context otherwise requires, the terms “Inpixon,” “we,” “us,” “our,” and the “Company” refer collectively to Inpixon, f/k/a Sysorex Global, and its subsidiaries.

Except where indicated, all share and per share data in this Form 10-Q, including the unaudited condensed consolidated financial statements, reflect the 1 for 15 reverse stock split of the Company’s issued and outstanding common stock effected on March 1, 2017 and the 1 for 30 reverse stock split of the Company’s issued and outstanding common stock effected on February 6, 2018.

iii

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

The results for the period ended March 31, 2018 are not necessarily indicative of the results of operations for the full year. These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our audited consolidated financial statements for the fiscal years ended December 31, 2017 and 2016 included in the annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 27, 2018.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value data)

	As of March 31,	As of December 31,
	2018	2017
	(Unaudited)	(Audited)
Assets

Current Assets
Cash and cash equivalents	$6,694	$141
Accounts receivable, net	1,202	2,310
Notes and other receivables	218	183
Inventory	863	790
Prepaid licenses and maintenance contracts	--	4,638
Assets held for sale	--	23
Prepaid assets and other current assets	1,643	1,123

Total Current Assets	10,620	9,208

Prepaid licenses and maintenance contracts, non-current	--	2,264
Property and equipment, net	419	520
Software development costs, net	1,772	2,017
Intangible assets, net	11,355	12,678
Goodwill	636	636
Other assets	350	368

Total Assets	$25,152	$27,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except number of shares and par value data)

	As of March 31,	As of December 31,
	2018	2017
	(Unaudited)	(Audited)
Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$22,020	$25,834
Accrued liabilities	1,724	5,421
Deferred revenue	27	5,611
Short-term debt	1,828	3,058
Derivative liabilities	--	48
Liabilities held for sale	--	2,059

Total Current Liabilities	25,599	42,031

Long Term Liabilities
Deferred revenue, non-current	--	2,636
Long-term debt	142	767
Other liabilities	108	113
Acquisition liability - Integrio	420	997

Total Liabilities	26,269	46,544

Commitments and Contingencies

Stockholders’ Deficit

Preferred Stock - $0.001 par value; 5,000,000 shares authorized, 0 issued and outstanding as of March 31, 2018 and December 31, 2017	--	--
Series 3 Convertible Preferred Stock - $1,000 stated value; 10,185 shares authorized; 411.25 issued and outstanding at March 31, 2018 and 0 issued and outstanding at December 31, 2017. Liquidation preference of $0 at March 31, 2018 and December 31, 2017.	--	--
Common Stock - $0.001 par value; 250,000,000 shares authorized; 9,339,827 and 962,200 issued and 9,339,296 and 961,669 outstanding at March 31, 2018 and December 31, 2017, respectively	10	1
Additional paid-in capital	98,979	78,302
Treasury stock, at cost, 531 shares	(695)	(695)
Accumulated other comprehensive income	24	31
Accumulated deficit (excluding $2,442 reclassified to additional paid in capital in quasi-reorganization)	(99,441)	(94,486)

Stockholders’ Deficit Attributable to Inpixon	(1,123)	(16,847)

Non-controlling Interest	6	(2,006)

Total Stockholders’ Deficit	(1,117)	(18,853)

Total Liabilities and Stockholders’ Deficit	$25,152	$27,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2018	2017
	(Unaudited)
Revenues
Products	$476	$9,448
Services	1,619	4,033
Total Revenues	2,095	13,481

Cost of Revenues
Products	255	8,054
Services	604	2,139
Total Cost of Revenues	859	10,193

Gross Profit	1,236	3,288

Operating Expenses
Research and development	361	558
Sales and marketing	969	2,040
General and administrative	4,174	4,658
Acquisition related costs	16	3
Amortization of intangibles	1,323	1,383

Total Operating Expenses	6,843	8,642

Loss from Operations	(5,607)	(5,354)

Other Income (Expense)
Interest expense	(1,283)	(684)
Change in fair value of derivative liability	48	56
Gain on the sale of Sysorex Arabia	23	--
Other income/(expense)	576	(65)

Total Other Income (Expense)	(636)	(693)

Net Loss from Continuing Operations	(6,243)	(6,047)

Loss from Discontinued Operations, Net of Tax	--	(9)

Net Loss	(6,243)	(6,056)

Net Loss Attributable to Non-controlling Interest	--	(4)

Net Loss Attributable to Stockholders of Inpixon	(6,243)	(6,052)

Deemed dividend to preferred stockholders	(1,508)	--
Net Loss Attributable to Common Stockholders	(7,751)	(6,052)

Net Loss Per Basic and Diluted Common Share
Loss from continuing operations	$(1.85)	$(83.56)
Loss from discontinued operations	$--	$(0.12)
Net Loss Per Share - Basic and Diluted	$(1.85)	$(83.63)

Weighted Average Shares Outstanding
Basic and Diluted	4,196,612	72,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	For the Three Months Ended
	March 31,
	2018	2017
	(Unaudited)

Net Loss	$(6,243)	$(6,056)

Unrealized foreign exchange gain/(loss) from cumulative translation adjustments	(7)	11

Comprehensive Loss	$(6,250)	$(6,045)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Unaudited)

(In thousands, except per share data)

	Series 3 Convertible				Additional			Accumulated Other Comprehensive		Non-	Total Stockholders’
	Preferred Stock		Common Stock		Paid-In	Treasury Stock		Income	Accumulated	Controlling	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	(Loss)	Deficit	Interest	Equity

Balance - January 1, 2018	--	$--	962,200	$1	$78,302	(531)	$(695)	$31	$(94,486)	$(2,006)	$(18,853)

Adoption of accounting standards (Note 2)	--	--	--	--	--	--	--	--	1,288	--	$1,288
Common shares issued for services	--	--	7,838	--	80	--	--	--	--	--	$80
Stock options granted to employees for services	--	--	--	--	206	--	--	--	--	--	$206
Fractional shares issued for stock split	--	--	9,718	--	--	--	--	--	--	--	$--
Common and preferred shares issued for net cash proceeds from a public offering	4,105.5252	--	6,512,780	7	18,937	--	--	--	--	--	$18,944
Redemption of convertible series 3 preferred stock	(3,694.2752)	--	1,572,032	2	(2)	--	--	--	--	--	$--
Common shares issued for extinguishment of debenture liability	--	--	275,259	--	1,456	--	--	--	--	--	$1,017
Sale of Sysorex Arabia	--	--	--	--	--	--	--	--	--	2,012	$2,012
Cumulative Translation Adjustment	--	--	--	--	--	--	--	(7)	--	--	$(7)
Net loss	--	--	--	--	--	--	--	--	(6,243)	--	$(5,804)

Balance - March 31, 2018	411.25	$--	9,339,827	$10	$98,979	(531)	$(695)	$24	$(99,441)	$6	$(1,117)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended
	March 31,
	2018	2017
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(6,243)	$(6,056)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	513	401
Amortization of intangible assets	1,323	1,383
Adoption of accounting standard (note 2)	1,288	--
Stock based compensation	286	283
Amortization of technology	17	17
Change in fair value of derivative liability	(48)	(56)
Amortization of debt discount	417	294
Amortization of deferred financing costs	--	43
Provision for doubtful accounts	116	--
Other	--	14
Gain on the settlement of liabilities	(133)	--
Gain on the sale of Sysorex Arabia	(23)	--

Changes in operating assets and liabilities:
Accounts receivable and other receivables	958	5,392
Inventory	(72)	278
Other current assets	(521)	420
Prepaid licenses and maintenance contracts	6,902	3,301
Other assets	--	(3)
Accounts payable	(3,680)	(499)
Accrued liabilities	(3,272)	168
Deferred revenue	(8,220)	(3,689)
Other liabilities	(584)	(83)
Total Adjustments	(4,733)	7,664

Net Cash (Used in) Provided by Operating Activities	(10,976)	1,608

Cash Flows Used in Investing Activities
Purchase of property and equipment	(11)	(82)
Investment in capitalized software	(156)	(351)
Net Cash Flows Used in Investing Activities	(167)	(433)

Cash Flows from Financing Activities
Repayments to bank facility	(1,128)	(2,269)
Net proceeds from issuance of common stock, preferred stock and warrants	18,944	--
Repayment of notes payable	(113)	--
Net Cash Provided by (Used In) Financing Activities	17,703	(2,269)

Effect of Foreign Exchange Rate on Changes on Cash	(7)	11

Net Increase (Decrease) in Cash and Cash Equivalents	6,553	(1,083)

Cash and Cash Equivalents - Beginning of period	141	1,821

Cash and Cash Equivalents - End of period	$6,694	$738

Supplemental Disclosure of cash flow information:
Cash paid for:
Interest	$427	$237
Income Taxes	$--	$--

Non-cash investing and financing activities
Common shares issued for extinguishment of debenture liability	$1,457	$--

The accompanying notes are an integral part of these condensed consolidated financial statements.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

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

On December 31, 2017, and as more fully described in Note 4, the Company acquired approximately 82.5% of the outstanding equity securities of Sysorex India which is in the business of IT Services including software application and development, quality assurance (“QA”) and testing and graphical user interface (“GUI”) development.

Going Concern and Management’s Plans

As of March 31, 2018, the Company has a working capital deficiency of approximately $15.0 million. For the three months ended March 31, 2018, the Company incurred a net loss of approximately $6.2 million. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the financial statements are issued.

On January 5, 2018, the Company entered into a Securities Purchase Agreement with certain investors pursuant to which it sold an aggregate of 599,812 shares of the Company’s Common Stock and warrants to purchase up to 599,812 shares of common stock at a purchase price of $5.31 per share of common stock for aggregate gross proceeds of approximately $3.2 million. On February 20, 2018, the Company completed a public offering consisting of an aggregate of 3,325,968 Class A Units, at a price to the public of $2.35 per Class A Unit, and 10,184.9752 Class B Units, at a price to the public of $1,000 per Class B Unit for aggregate gross proceeds of approximately $18 million. On April 24, 2018, the Company completed a public offering consisting of 10,115 units at a price to the public of $1,000 per unit for an aggregate net gross proceeds after expenses of approximately $9.2 million.

The Company expects its capital resources as of March 31, 2018, the $9.2 million in net proceeds from the April 2018 capital raise, availability on the Payplant Facility to finance purchase orders and invoices in an amount equal to 80% of the face value of purchase orders received (as described in Note 8), funds from higher margin business line expansion and credit limitation improvements should be sufficient to fund planned operations during the year ending December 31, 2018. However, if the Company pursues acquisitions, other expansion plans or changes its business plan it may need to raise additional capital. The Company may raise the additional capital, if needed, through the issuance of equity, equity-linked or debt securities. In this regard, the Company is exploring strategic transactions, including a spin-off of its infrastructure business segment, sometimes referred to as the Value Added Reseller (VAR) business, which could reduce operating expenses and eliminate substantially all of its trade debt. In connection with such a transaction, the Company may contribute additional capital resources to such business segment, which will lower the Company’s available capital resources. The Company’s condensed consolidated financial statements as of March 31, 2018 have been prepared under the assumption that we will continue as a going concern for the next twelve months from the date the financial statements are issued. Management’s plans and assessment of the probability that such plans will mitigate and alleviate any substantial doubt about the Company’s ability to continue as a going concern, is dependent upon the ability to attain further operating efficiency, reduce expenditures, and, ultimately, to generate sufficient levels of revenue, which together represent the principal conditions that raise substantial doubt about our ability to continue as a going concern. The Company may also consider selling assets and or a spin-off of certain of its business segments as discussed previously. The Company’s condensed consolidated financial statements as of March 31, 2018 do not include any adjustments that might result from the outcome of this uncertainty.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information, which are the accounting principles that are generally accepted in the United States of America. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the Company’s operations for the three month period ended March 31, 2018 is not necessarily indicative of the results to be expected for the year ending December 31, 2018.  These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the years ended December 31, 2017 and 2016 included in the annual report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 27, 2018.

Note 3 - Summary of Significant Accounting Policies

The Company’s complete accounting policies are described in Note 2 to the Company’s audited consolidated financial statements and notes for the years ended December 31, 2017 and 2016.

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

Revenue Recognition

Hardware and Software Revenue Recognition

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers - Principal versus Agent Considerations”, in April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing” and in May 9, 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606)”, or ASU 2016-12. This update provides clarifying guidance regarding the application of ASU No. 2014-09 - Revenue From Contracts with Customers which is not yet effective. These new standards provide for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. In July 2015, the FASB deferred the effective date of ASU 2014-09 until annual and interim periods beginning on or after December 15, 2017. It has replaced most existing revenue recognition guidance under U.S. GAAP. The ASU may be applied retrospectively to historical periods presented or as a cumulative-effect adjustment as of the date of adoption. We have adopted Topic 606 using a modified retrospective approach and will be applied prospectively in our financial statements from January 1, 2018 forward. Revenues under Topic 606 are required to be recognized either at a “point in time” or “over time”, depending on the facts and circumstances of the arrangement, and will be evaluated using a five-step model. The adoption of Topic 606 did not have a material impact on our financial statements, either at initial implementation nor will it have a material impact on an ongoing basis.

For sales of hardware and software products, the Company’s performance obligation is satisfied at a point in time when they are shipped to the customer. This is when the customer has title to the product and the risks and rewards of ownership. The delivery of products to our customers occurs in a variety of ways, including (i) as a physical product shipped from the Company’s warehouse, (ii) via drop-shipment by a third-party vendor, or (iii) via electronic delivery with respect to software licenses. The Company leverages drop-ship arrangements with many of its vendors and suppliers to deliver products to customers without having to physically hold the inventory at its warehouse. In such arrangements, the Company negotiates the sale price with the customer, pays the supplier directly for the product shipped, bears credit risk of collecting payment from its customers and is ultimately responsible for the acceptability of the product and ensuring that such product meets the standards and requirements of the customer. Accordingly, the Company is the principal in the transaction with the customer and records revenue on a gross basis. The Company receives fixed consideration for sales of hardware and software products. The Company’s customers generally pay within 30 to 60 days from the receipt of a valid invoice. The Company has elected the practical expedient to expense the costs of obtaining a contract when they are incurred because the amortization period of the asset that otherwise would have been recognized is less than a year.

Software As A Service Revenue Recognition

With respect to sales of our maintenance, consulting and other service agreements including our digital advertising and electronic services, customers pay fixed monthly fees in exchange for the Company’s service. The Company’s performance obligation is satisfied over time as the digital advertising and electronic services are provided continuously throughout the service period. The Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous access to its service.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

Note 3 - Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

License and Maintenance Services Revenue Recognition

The Company resells hardware, software and other IT equipment license and maintenance services in exchange for fixed fees. For sales of maintenance services and warranties, the customer obtains control at the point in time that the services to be provided by a third party vendor are purchased by the customer and therefore the Company’s performance obligations are satisfied at that time. The Company’s customers generally pay within 30 to 60 days from the receipt of a valid invoice.

The Company’s maintenance services agreements permit customers to obtain technical support from the Company and/or the manufacturer and to update, at no additional cost, to the latest technology when new software updates are introduced when and if available during the period that the maintenance agreement is in effect. Since the Company assumes certain responsibility for product staging, configuration, installation, modification, and integration with other customer systems, or retains general inventory risk upon customer return or rejection and is most familiar with the customer and its required specifications, it generally serves as the initial contact with the customer with respect to any maintenance services required and may perform all or part of the required service.

Typically, the Company sells maintenance contracts for a separate fee with initial contractual periods ranging from one to three years with renewal for additional periods thereafter. The Company generally bills maintenance fees in advance.

Customers that have purchased maintenance/warranty services have a right to cancel and receive a refund of the amounts paid for unused services at any time during the service period upon advance written notice to the Company. Cancellation and refund privileges with respect to maintenance/warranty services lapse as to any period during the term of the agreement for which such services have already been provided. Customers do not have the right to a refund of paid fees for maintenance/warranty services that have already been provided.

Professional Services Revenue Recognition

The Company’s professional services include fixed fee and time and materials contracts. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the quarters ended March 31, 2018 and 2017, the Company did not incur any such losses. These amounts are based on known and estimated factors. Revenues from time and material or firm fixed price long-term and short-term contracts are derived principally with various United States government agencies and commercial customers.

Contract Balances

The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied. The Company had deferred revenue of approximately $27,000 as of March 31, 2018 related to cash received in advance for product maintenance services provided by the Company’s technical staff. The Company expects to satisfy its remaining performance obligations for these maintenance services and recognize the deferred revenue over the next twelve months.

Stock-Based Compensation

The Company accounts for options granted to employees by measuring the cost of services received in exchange for the award of equity instruments based upon the fair value of the award on the date of grant. The fair value of that award is then ratably recognized as an expense over the period during which the recipient is required to provide services in exchange for that award.

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

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

Note 3 - Summary of Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

During the three months ended March 31, 2018 the Company did not make any stock based compensation awards. The Company incurred stock-based compensation charges, net of estimated forfeitures, of $286,000 and $283,000 for the three months ended March 31, 2018 and 2017, respectively, which are included in general and administrative expenses. The following table summarizes the nature of such charges for the periods then ended (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Compensation and related benefits	$206	$262
Professional and legal fees	80	14
Acquisition transaction costs	--	7

Totals	$286	$283

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

The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017
Options	8,182	12,711
Warrants	8,302,590	9,581
Shares accrued but not issued	--	33
Convertible preferred stock	--	3,333
Convertible note	630,139	--
Convertible debenture	--	8,445
Reserved for service providers	44,000	--
Totals	8,984,911	34,102

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

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

Note 3 - Summary of Significant Accounting Policies (continued)

Reclassification

Certain accounts in the prior year’s financial statements have been reclassified for comparative purposes to conform to the presentation in the current year’s financial statements. These reclassifications have no effect on previously reported earnings.

Derivative Liabilities

During the year ended December 31, 2016, the Company issued a convertible debenture that included reset provisions considered to be down-round protection. In addition, the Company issued warrants that include a fundamental transaction clause which provide for the warrant holders to be paid in cash the fair value of the warrants as computed under a Black Scholes valuation model. The Company determined that the conversion feature and warrants are derivative instruments pursuant to Accounting Standards Codification (“ASC” 815 “Derivatives and Hedging” issued by the Financial Accounting Standards Board (“FASB”). The accounting treatment of derivative financial instruments requires that the Company bifurcate the conversion feature and record it as a liability at fair value and the fair value of the warrants were computed as defined in the agreement. The instruments are marked-to-market at fair value as of each balance sheet date. Any change in fair value is recorded as a change in the fair value of derivative liabilities for each reporting period. The fair value of the conversion feature was determined using the Binomial Lattice model. The Company reassesses the classification at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. As of March 31, 2018, the fair value of the derivative liability was nominal and was included in derivative liabilities on the condensed consolidated balance sheet.

Recent Accounting Standards

In November 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The FASB issued ASU 2015-17 as part of its ongoing Simplification Initiative, with the objective of reducing complexity in accounting standards. The amendments in ASU 2015-17 require entities that present a classified balance sheet to classify all deferred tax liabilities and assets as a noncurrent amount. This guidance does not change the offsetting requirements for deferred tax liabilities and assets, which results in the presentation of one amount on the balance sheet. Additionally, the amendments in ASU 2015-17 align the deferred income tax presentation with the requirements in International Accounting Standards (IAS) 1, Presentation of Financial Statements. The amendments in ASU 2015-17 are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of ASU 2015-17 did not have a material impact on its financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718); Scope of Modification Accounting (“ASU 2017-09”). The amendments in ASU 2017-09 provide guidance that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. If the value, vesting conditions or classification of the award changes, modification accounting will apply. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this standard on its financial statements.

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company early adopted the accounting guidance during the three months ended September 30, 2017 and accordingly has reclassified approximately $3.8 million of derivative liabilities to equity during that quarter.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 - Revenue Recognition (“ASC 605”) and most industry-specific guidance throughout ASC 605. The FASB has issued numerous updates that provide clarification on a number of specific issues as well as requiring additional disclosures. The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

Note 3 - Summary of Significant Accounting Policies (continued)

Recent Accounting Standards (continued)

The Company adopted ASC 606 effective January 1, 2018 using the modified retrospective method which was applied to all contracts at the date of initial application. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of ASU 2014-09, Revenue - Revenue from Contracts with Customers were as follows (in millions):

	Balance at December 31, 2017	Adjustments due to ASU 2014-09	Balance at January 1, 2018
Balance Sheet:
Assets
Prepaid licenses & maintenance contracts, current	$4,638	$(4,638)	$--
Prepaid licenses & maintenance contracts, non-current	$2,264	$(2,264)	$--

Liabilities	$5,611	$(5,553)	$58
Deferred revenue, current	$2,636	$(2,636)	$--
Deferred revenue, non-current

Equity
Accumulated deficit	$(94,486)	$1,287	$(93,199)

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our condensed consolidated income statement and balance sheet was as follows (in millions):

	For the period ended March 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Income Statement
Revenues
Products	476	2,507	(2,031)
Services	1,619	-	1,619

Cost and expenses
Cost of Revenues
Products	255	1,972	(1,717)
Services	604	-	604

Gross Profit	1,236	922	314
Income/Loss from Operations	(5,607)	(5,921)	314
Net Income (Loss)	(6,243)	(6,557)	314

	March 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Balance Sheet
Assets
Prepaid Licenses & Maintenance Contracts, current	-	2,922	(2,922)
Prepaid Licenses & Maintenance Contracts, non-Current	-	2,264	(2,264)

Liabilities
Deferred Revenue , current	27	3,523	(3,496)
Deferred Revenue, non-current	-	2,636	(2,636)

Equity
Accumulated Deficit	(99,442)	(100,414)	972

Reverse Stock Split

On March 1, 2017, the Company effectuated a 1-for-15 reverse stock split of its outstanding common stock. In addition, on February 6, 2018, the Company effectuated a 1-for-30 reverse stock split of its outstanding common stock.  The financial statements and accompanying notes give effect to both of the reverse stock splits as if they occurred at the beginning of the first period presented.

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

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

Note 4 - Sysorex India Acquisition

Effective as of December 31, 2017 the Company acquired approximately 82.5% of the outstanding equity securities of Sysorex India from Sysorex Consulting, Inc. (“SCI”) pursuant to that certain Stock Purchase Agreement dated as of December 31, 2017 by and among the Company, SCI and Sysorex India, in exchange for the assignment by the Company of $37,000 of outstanding receivables.

The Company acquired Sysorex India to pursue sales and business development opportunities in India. In addition, the Company is looking to potentially expand its engineering and development teams in India. Sysorex India is in the business of IT Services including software application and development, QA and testing and GUI development.

The purchase price is allocated as follows (in thousands):

Assets Acquired:
Cash	$1
Fixed assets	14
Other assets	32
Total Assets Acquired	47

Liabilities Assumed:
Other current liabilities	10
Total Liabilities Assumed	10

Total Purchase Price	$37

Note 5 - Inventory

Inventory at March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

	As of March 31, 2018	As of December 31, 2017
Raw materials	$220	$220
Work in process	7	7
Finished goods	635	563
Total Inventory	$863	$790

Note 6 - Goodwill

The Company has recorded goodwill and other indefinite-lived assets in connection with its acquisitions of Lilien LLC, including all of the outstanding capital stock of Lilien Systems (collectively, “Lilien”), Shoom Inc. (“Shoom”), AirPatrol Corporation (“Airpatrol”), LightMiner Systems, Inc. (“Lightminer”) and Integrio, LLC (“Integrio”). Goodwill, which represents the excess of acquisition cost over the fair value of the net tangible and intangible assets of the acquired company, is not amortized. Indefinite-lived intangible assets are stated at fair value as of the date acquired in a business combination. The Company’s goodwill balance and other assets with indefinite lives were evaluated for potential impairment during the three months ended March 31, 2018 and 2017 and it was determined that there was no impairment.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

Note 7 - Discontinued Operations

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

In accordance with ASC topic 360 “Property, Plant and Equipment”, the Company had classified the assets and liabilities as available for sale assets and liabilities as of December 31, 2017 in the accompanying condensed consolidated financial statements.

The major categories of assets and liabilities held for sale in the condensed consolidated balance sheets as of December 31, 2017 (in thousands):

As of December 31, 2017
Assets:
Accounts receivable, net	$1
Notes and other receivables	8
Other assets	14
Total Current Assets	23

Other assets	--
Total Assets	$23

Liabilities:

Current Liabilities:
Accounts payable	$178
Accrued liabilities	918
Deferred revenue	236
Due to related party	5
Short term debt	722
Total Current Liabilities	2,059

Long Term Liabilities	--

Total Liabilities	$2,059

The Company has entered into surety bonds with a financial institution in Saudi Arabia which guaranteed performance on certain contracts. Deposits for surety bonds amounted to $0 as of December 31, 2017, as a reserve was placed against the deposit balance during the year ended December 31, 2016 due to the uncertainty of when the bond will be released.

The Company did not recognize any depreciation or amortization expense related to discontinued operations during the three months ended March 31, 2018 or 2017. There were no significant capital expenditures or non-cash operating or investing activities of discontinued operations during the periods presented. The operations of Sysorex Arabia were insignificant for the year ended December 31, 2017. On January 18, 2018, the Company sold its 50.2% interest in Sysorex Arabia to SCI in consideration for SCI’s assumption of 50.2% of the assets and liabilities of Sysorex Arabia.

End of Service Indemnity Provision

In accordance with local labor laws, Sysorex Arabia is required to accrue benefits payable to its employees at the end of their services with Sysorex Arabia. For the three months ended March 31, 2018 and 2017, no amounts were required to be accrued under this provision.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

Note 8 - Debt

Debt as of March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

	As of March 31, 2018	As of December 31, 2017
Short-Term Debt
Notes payable (A)	$1,815	$1,917
Revolving line of credit (B)	13	1,141
Total Short-Term Debt	$1,828	$3,058

Long-Term Debt
Notes payable	$142	$175
Senior secured convertible debenture, less debt discount of $417 (C)	--	592
Total Long-Term Debt	$142	$767

(A)	Convertible Notes Payable

On November 17, 2017, the Company issued a $1.745 million principal face amount convertible promissory note (the “November Note”) to an accredited investor (the “November Noteholder”) which yielded net proceeds of $1.5 million to the Company pursuant to a Securities Purchase Agreement dated as of November 17, 2017 by and between the Company and the November Noteholder (the “November Note SPA” and together with the November Note, the “November Transaction Documents”). On January 5, 2018, the November Transaction Documents were amended pursuant to a Waiver and First Amendment Agreement (the “Waiver and Amendment Agreement”). The November Note, as amended, bears interest at the rate of 10% per year and is due 10 months after the date of issuance. In accordance with the Waiver and Amendment Agreement, the Conversion Price (as defined in the November Note) was amended to be equal to 70% of the closing bid price reported by the Nasdaq Stock Market as of the date immediately prior to each applicable conversion, subject to a floor of $3.00 (subject to adjustment). The issuance of the shares of common stock pursuant to the Waiver and Amendment Agreement was obtained at a meeting of stockholders held on February 2, 2018.

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

(B)	Revolving Lines of Credit

GemCap Loan and Security Agreement Amendment 2

On January 24, 2017, the Company and its U.S. wholly-owned subsidiaries, Inpixon USA and Inpixon Federal, entered into Amendment Number 2 to the Loan and Security Agreement to amend that certain Loan and Security Agreement and Loan Agreement Schedule, both dated as of November 14, 2016, with GemCap Lending I, LLC whereby Section (21) of the definition of “Eligible Accounts” in Section 1.29 of the Loan Agreement was deleted and restated in its entirety as follows: Accounts that satisfy the criteria set forth in the foregoing items (1) – (20), which are owed by any other single Account Debtor or its Affiliates so long as such Accounts, in the aggregate, constitute no more than twenty percent (20%) of all Eligible Accounts, provided, that only for the period commencing on January 24, 2017 through and including April 24, 2017, Accounts in the aggregate only from and owed by Centene Corporation or its Affiliates may exceed twenty percent (20%) of all Eligible Accounts by an amount not to exceed $500,000, provided, further, that, from and after April 25, 2017, Accounts in the aggregate that are owed by Centene Corporation or its Affiliates that satisfy the criteria set forth in the foregoing items (1) – (20) shall not exceed twenty percent (20%) of all Eligible Accounts; and Borrower shall have paid to Lender an accommodation fee in the amount of $5,000 on February 2, 2017.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

Note 8 - Debt (continued)

(B)	Revolving Lines of Credit (continued)

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

(C)	Senior Secured Debenture

Debenture Amendment

On January 5, 2018, the then holder of that certain 8% Original Issue Discount Note (the “Debenture”) of which an aggregate principal amount of $1,004,719 plus interest and the Company agreed to amend the Debenture to:

(i) cause an event of default in the event of the failure by the Company to amend its Articles of Incorporation in order to increase its authorized shares (the “Authorized Share Amendment”) or otherwise reserve a sufficient number of shares of common stock for issuance upon conversion of the Debenture on or prior to February 15, 2018;

(ii) require a reserve of at least 150% of the number of shares into which the Debenture is convertible upon the effectiveness of the Authorized Share Amendment;

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

Note 8 - Debt (continued)

(C)	Senior Secured Debenture (continued)

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

On February 9, 2018, the holder of the Debenture delivered a final conversion notice to the Company pursuant to which it converted $317,000 of principal of the Debenture into 105,820 shares of the Company’s common stock, which satisfied the debenture in full.

Note 9 - Capital Raise

January 2018 Capital Raise

On January 5, 2018, the Company entered into a Securities Purchase Agreement (the “January 2018 SPA”) with certain investors (the “January 2018 Investors”) pursuant to which the Company agreed to sell an aggregate of 599,812 shares (the “January 2018 Shares”) of the Company’s Common Stock, at a purchase price of $5.31 per share (the “January 2018 Offering”) and warrants to purchase up to 599,812 shares (the “January 2018 Warrant Shares”) of Common Stock (the “January 2018 Warrants”). The aggregate gross proceeds for the sale of the January 2018 Shares and January 2018 Warrants was approximately $3.2 million. The January 2018 Warrants were initially exercisable at an exercise price per share equal to $6.60, subject to certain adjustments, and will expire on the five year anniversary of the initial exercise date. Following the February offering described below, the exercise price of the January 2018 Warrants was reduced to $3.00 per share.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

Note 9 - Capital Raise (continued)

February 2018 Public Offering

On February 20, 2018, the Company completed a public offering for approximately $18 million in securities, consisting of an aggregate of 3,325,968 Class A Units, at a price to the public of $2.35 per Class A Unit, each consisting of one share of the Company’s common stock and a five-year warrant to purchase one share of Common Stock, and 10,184.9752 Class B Units, at a price to the public of $1,000 per Class B Unit, each consisting of one share of the Company’s newly designated Series 3 Convertible Preferred Stock with a stated value of $1,000 and initially convertible into approximately 426 shares of our Common Stock at a conversion price of $2.35 per share for up to an aggregate of 4,334,032 shares of Common Stock and warrants exercisable for the number of shares of Common Stock into which the shares of Series 3 Preferred were initially convertible.

The Company received approximately $18 million in gross proceeds from the offering, including $1 million in amounts payable to service providers that participated in the offering, and before placement agent fees and offering expenses payable by the Company. After satisfying the amounts due to service providers and deducting placement agent fees, the net proceeds from the offering were approximately $15.4 million.

Note 10 - Common Stock

On January 5, 2018 the Company issued 7,837 shares of common stock pursuant to a subscription agreement with a service provider at a purchase price of $10.20 per share, in satisfaction of $80,000 payable to the provider.

On January 5, 2018, the Company entered into a Securities Purchase Agreement with certain investors pursuant to which the Company agreed to sell an aggregate of 599,812 shares of the Company’s Common Stock, at a purchase price of $5.31 per share (see Note 9).

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

On February 20, 2018, the Company completed a public offering including an aggregate of 3,325,968 Class A Units, at a price to the public of $2.35 per Class A Unit, each consisting of one share of the Company’s common stock and a five-year warrant to purchase one share of Common Stock (see Note 9).

During the three months ended March 31, 2018, 9773.7252 shares of Series 3 preferred stock were converted into 4,159,032 shares of the Company’s common stock.

During the three months ended March 31, 2018, the Company issued 9,718 shares of common stock for fractional shares due to the reverse stock split effective February 6, 2018.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

Note 11 - Series 3 Preferred Stock

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

Note 12 - Authorized Share Increase and Reverse Stock Split

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

The Company maintains cash deposits with financial institutions, which, from time to time, may exceed federally insured limits. Cash is also maintained at foreign financial institutions for its Canadian subsidiary and its majority-owned Saudi Arabia subsidiary. Cash in foreign financial institutions as of March 31, 2018 and December 31, 2017 was immaterial. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash.

The following table sets forth the percentages of revenue derived by the Company from those customers which accounted for at least 10% of revenues during the three months ended March 31, 2018 and 2017 (in thousands):

	For the Three Months Ended March 31, 2018		For the Three Months Ended March 31, 2017
	$	%	$	%
Customer A	512	24%	--	--
Customer B	325	16%	--	--
Customer C	211	10%	--	--
Customer D	--	--	1,616	12%

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

Note 13 - Credit Risk and Concentrations (continued)

As of March 31, 2018, Customer A represented approximately 14%, Customer B represented approximately 0.2% and Customer C represented approximately 3% of total accounts receivable. As of March 31, 2017, Customer D represented approximately 2% of total accounts receivable.

As of March 31, 2018, two vendors represented approximately 33% and 17% of total gross accounts payable. There were no purchases from these vendors during the three months ended March 31, 2018. As of March 31, 2017, one vendor represented approximately 38% of total gross accounts payable. Purchases from this vendor during the three months ended March 31, 2017 were $1.6 million.

Note 14 - Segment Reporting and Foreign Operations

Effective January 1, 2017 the Company has changed the way it analyzes and assesses divisional performance of the Company. The Company has therefore re-aligned its operating segments along those division business lines and has created the following operating segments. The Company has retroactively applied these new segment categories to the prior periods presented below for comparative purposes.

●	Indoor Positioning Analytics: This segment includes Inpixon’s proprietary products and services delivered on premise or in the Cloud as well as our hosted Software-as-a-Service (SaaS) based solutions. Our Indoor Positioning Analytics product is based on a unique and patented sensor technology that detects and locates accessible cellular, Wi-Fi and Bluetooth devices and then uses a lightning fast data-analytics engine to deliver actionable insights and intelligent reports for security, marketing, asset management, etc.

●	Infrastructure: This segment includes third party hardware, software and related maintenance/warranty products and services that Inpixon resells to commercial and government customers. It includes but is not limited to products for enterprise computing; storage; virtualization; networking; etc. as well as services including custom application/software design; architecture and development; staff augmentation and project management.

The following tables present key financial information of the Company’s reportable segments before unallocated corporate expenses (in thousands):

	Indoor Positioning Analytics	Infrastructure	Consolidated

For the Three Months Ended March 31, 2018:

Net revenues	$848	$1,247	$2,095
Cost of net revenues	$(236)	$(623)	$(859)
Gross profit	$612	$624	$1,236
Gross margin %	72%	50%	59%
Depreciation and amortization	$158	$355	$513
Amortization of intangibles	$804	$519	$1,323

For the Three Months Ended March 31, 2017:

Net revenues	$981	$12,500	$13,481
Cost of net revenues	$(343)	$(9,850)	$(10,193)
Gross profit	$638	$2,650	$3,288
Gross margin %	65%	21%	24%
Depreciation and amortization	$76	$325	$401
Amortization of intangibles	$864	$519	$1,383

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

Note 14 - Segment Reporting and Foreign Operations (continued)

Reconciliation of reportable segments’ combined income from operations to the consolidated loss before income taxes is as follows (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Income from operations of reportable segments	$1,236	$3,288
Unallocated operating expenses	(6,843)	(8,642)
Interest expense	(1,283)	(684)
Other income (expense)	647	(9)
Loss from discontinued operations	--	(9)
Consolidated loss before income taxes	$(6,243)	$(6,056)

The Company’s operations are located primarily in the United States, Canada and Saudi Arabia. Revenues by geographic area are attributed by country of domicile of our subsidiaries. The financial data by geographic area are as follows (in thousands):

	United		Saudi
	States	Canada	Arabia	India	Eliminations	Total
For the Three Months Ended March 31, 2018:
Revenues by geographic area	$2,089	$6	$--	$52	$(52)	$2,095
Operating loss by geographic area	$(5,116)	$(489)	$--	$(2)	$--	$(5,607)
Net income (loss) by geographic area	$(5,748)	$(493)	$--	$(2)	$--	$(6,243)

For the Three Months Ended March 31, 2017:
Revenues by geographic area	$13,425	$56	$--	$--	$--	$13,481
Operating loss by geographic area	$(4,953)	$(401)	$--	$--	$--	$(5,354)
Net loss by geographic area	$(5,647)	$(401)	$(9)	$--	$--	$(6,056)

As of March 31, 2018:
Identifiable assets by geographic area	$24,735	$373	$--	$44	$--	$25,152
Long lived assets by geographic area	$13,304	$232	$--	$10	$--	$13,546

As of December 31, 2017:
Identifiable assets by geographic area	$27,189	$432	$23	$47	$--	$27,691
Long lived assets by geographic area	$14,883	$318	$--	$14	$--	$15,215

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

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

On August 10, 2017, Embarcadero Technologies, Inc. (“Embarcadero”) and Idera, Inc. (“Idera”) filed a complaint in the U.S. Federal District Court for the Western District of Texas against Inpixon Federal and Integrio for failure to pay for purchased software and services pursuant to certain reseller agreements. The complaint alleges that Inpixon Federal entered into an agreement with Integrio to acquire certain assets and assume certain liabilities of Integrio and are therefore responsible for any amounts due. In the complaint, Embarcadero and Idera demand that Inpixon Federal and Integrio pay $1,100,000.00 in damages. On April 26, 2018, the parties filed a stipulation of dismissal to dismiss this case with prejudice following entry into a settlement agreement pursuant to which the Company agreed to satisfy the outstanding payables. On April 28, 2018, the court rendered the final judgment to approve this stipulation.

On August 11, 2017, Micro Focus (US) Inc. (“Micro Focus”), filed a complaint in the Circuit Court of Fairfax County, Virginia against Inpixon Federal for failure to pay a debt settlement entered into on March 13, 2017 for a principal amount of approximately $246,000 plus accrued interest. The complaint demands full payment of the principal amount of approximately $246,000 plus accrued interest. On October 31, 2017, Micro Focus filed a motion for summary judgment against Inpixon Federal. The Company consented to the court entering summary judgment in favor of Micro Focus in the amount of approximately $246,000, with interest accruing at 10% per annum from June 13, 2017 until payment is completed. On April 19, 2018, the Company signed a settlement agreement with Microfocus for $200,000. The first $100,000 payment was made on April 19, 2018 and the second $100,000 payment is due on June 22, 2018. Upon receiving the second payment Microfocus will file an Authorization for Entry of Satisfaction of Judgment. The liability has been accrued and is included as a component of accounts payable as of March 31, 2018 in the condensed consolidated balance sheets.

On December 7, 2017, the principal of Objective Equity filed a claim in Superior Court of California, County of Santa Clara for $7,500 against Inpixon USA, claiming non-payment under a settlement agreement. The hearing was held on January 31, 2018 and the case was dismissed in favor of Inpixon USA.

On March 1, 2017, VersionOne, Inc. filed a complaint in the United States District Court, Eastern District of Virginia, against Inpixon, Inpixon USA, and Inpixon Federal, Inc. (collectively, “Defendants”). The complaint alleges that VersionOne provided services to Integrio having a value of approximately $486,000, that in settlement of this amount Integrio and VersionOne entered into an agreement (the “Settlement Agreement”) whereby Integrio agreed to pay, and VersionOne agreed to accept as full payment, approximately $243,000 (the “Settlement Amount”), and that as a result of the Defendants’ acquisition of the assets of Integrio, Defendants assumed the Settlement Amount but failed to pay amounts owed to VersionOne. The complaint also alleges that, subsequent to closing of the acquisition, VersionOne provided additional services to Defendants having a value of approximately $145,000, for which it has not been paid. VersionOne alleges that, Defendants have an obligation to pay both the Settlement Amount and the cost of the additional services. On Dec. 8, 2017, the court entered judgment against Inpixon, Inpixon Federal, and Inpixon USA, jointly and severally, in the amount of approximately $334,000. The liability has been accrued and is included as a component of accounts payable as of March 31, 2018 in the condensed consolidated balance sheets.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

Note 15 - Commitments and Contingencies (continued)

Litigation (continued)

On September 5, 2017 Dell Marketing threatened legal action against Inpixon USA and demanded approximately $1.8 million for payment of unpaid invoices. On or about January 29, 2018 the parties executed a settlement agreement resolving the matter. No court action was filed. The liability has been accrued and is included as a component of accounts payable as of March 31, 2018 in the condensed consolidated balance sheets.

On December 28, 2017, Virtual Imaging, Inc. (“Virtual Imaging”) filed a complaint in the United States District Court, Eastern District of Virginia, against Inpixon USA, and Inpixon Federal. (collectively, the “Defendants”). The complaint alleges that Virtual Imaging provided products to the Defendants having an aggregate value of approximately $3,938,000, of which approximately $3,688,000 remains outstanding and overdue. Virtual Imaging has demanded compensation for the unpaid amount of approximately $3,688,000. The Company is negotiating a settlement agreement and payment plan with Virtual Imaging. The liability has been accrued and is included as a component of accounts payable as of March 31, 2018 in the condensed consolidated balance sheets.

On January 2, 2018 VMS, Inc. sent a demand letter claiming Inpixon USA owes approximately $1.2 million in unpaid invoices. The parties are currently negotiating a settlement agreement and payment plan to pay the outstanding liability. The liability has been accrued and is included as a component of accounts payable as of March 31, 2018 in the condensed consolidated balance sheets.

On January 22, 2018, Deque Systems, Inc. filed a motion for entry of default judgment (the “Motion”) against Inpixon Federal in the Circuit Court of Fairfax County, Virginia. The Motion alleges that Inpixon Federal failed to respond to a complaint served on November 22, 2017. The Motion requests a default judgment in the amount of $336,000. A trial is currently scheduled for September 12, 2018 and the Company is negotiating a settlement agreement and payment plan. The liability has been accrued and is included as a component of accounts payable as of March 31, 2018 in the condensed consolidated balance sheets.

On February 16, 2018 the Versata Companies submitted a notice of mediation to the WIPO Arbitration and Mediation Center claiming that Inpixon Federal owes approximately $421,000 in unpaid invoices and late fees. Approximately $176,000 of that amount is under dispute by Inpxion Federal. The parties are currently negotiating a settlement agreement and payment plan to pay the outstanding liability. The liability has been accrued and is included as a component of accounts payable as of March 31, 2018 in the condensed consolidated balance sheets.

On March 19, 2018, Inpixon was notified by a consultant for advisory services (the “Consultant”) that it believes the Company is required to pay a minimum project fee in an amount equal to $1 million less certain amounts previously paid as a result of the Company’s completion of certain financing transactions. On April 18, 2018, the Consultant filed a demand for arbitration with the American Arbitration Association. The Company disputes such claims and intends to defend these matters vigorously and no amounts have been accrued.

Compliance with Nasdaq Continued Listing Requirement

On May 19, 2017, the Company received written notice from the Listing Qualifications Staff of The Nasdaq Stock Market LLC notifying the Company that it no longer complied with Nasdaq Listing Rule 5550(b)(1) due to our failure to maintain a minimum of $2,500,000 in stockholders’ equity or to demonstrate compliance with any alternative to such requirement. On October 24, 2017, the Company received notification from Nasdaq that the Company had not regained compliance with the Minimum Stockholders’ Equity Requirement. The Company appealed the Staff Delisting Determination and requested a hearing that was held on December 7, 2017. As a result, the suspension and delisting was stayed pending the issuance of a written decision by the Nasdaq Hearings Panel. By decision dated December 14, 2017, the Panel granted the Company’s request for a further extension, through April 23, 2018, to evidence compliance with the $2,500,000 stockholders’ equity requirement.

Following the closing of a public offering on April 24, 2018, on May 2, 2018, the Company received a letter from Nasdaq notifying the Company that it has regained compliance with the $2.5 million minimum stockholders’ equity requirement for continued listing on The NASDAQ Capital Market, as set forth in Nasdaq Listing Rule 5550(b)(1).

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

Note 16 - Subsequent Events

Subsequent to March 31, 2018, 411.25 shares of Series 3 Preferred were converted into 175,000 shares of the Company’s common stock.

Subsequent to March 31, 2018, 3,126 shares of Series 4 preferred stock were converted into 6,795,679 shares of the Company’s common stock.

Litigation

On April 6, 2018, AVT Technology Solutions, LLC, filed a complaint in the United States District Court Middle District of Florida Tamp Division against Inpixon and Inpixon USA alleging breach of contract, breach of corporate guaranty and unjust enrichment in connection with non-payment for goods received and requesting a judgment in an amount of not less than $9,152,698.71. We filed a motion to dismiss this complaint and intend to negotiate a settlement and payment plan with AVT.

April 2018 Public Offering

On April 24, 2018, the Company completed a public offering consisting of 10,115 units at a price to the public of $1,000 per unit, each consisting of (i) one share of our newly designated Series 4 convertible preferred stock, par value $0.001 per share (the “Series 4 Preferred”), with a stated value of $1,000 and initially convertible into approximately 2,174 shares of Common Stock, at a conversion price of $0.46 per share (subject to adjustment) and (ii) one warrant to purchase such number of shares of Common Stock as each share of Series 4 Preferred is convertible into. The warrants are immediately exercisable at an exercise price of $0.67 per share (subject to adjustment). The Company received approximately $10.1 million in gross proceeds from this offering, before deducting placement agent fees and offering expenses payable by the Company. After deducting placement agent fees and expenses, the net proceeds from this offering were approximately $9.2 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC. In addition to our historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q, particularly in Part II, Item 1A, “Risk Factors.”

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

Indoor Positioning Analytics Segment

Revenues from our Indoor Positioning Analytics (“IPA”) segment were $848,000 for the first quarter of 2018. Our IPA segment does have long sales cycles which are a result from customer related issues such as budget and procurement processes but also because of the early stages of indoor-positioning technology and the learning curve required for customers to implement such solutions. Customers also engage in a pilot program first which prolongs sales cycles and is typical of most emerging technology adoption curves. We anticipate sales cycles to improve in 2018 as our customer base moves from innovators to mainstream customer adoption. The sales cycle is also improving with the increased presence and awareness of beacon and Wi-Fi locationing technologies in the market. IPA segment sales can be licensed based with government customers but are primarily on a SaaS model with commercial customers. Our other SaaS products include cloud-based applications for media customers, which allow us to generate industry analytics that complement our indoor-positioning solutions.

Approximately 95% of our IPA segment purchase orders are recurring SaaS contracts and 4% are license based. We find that our public sector customers prefer the licensing model approach while private sector companies are opting for the SaaS model. However, the sales mix can fluctuate significantly from quarter to quarter.

Infrastructure Segment

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

Inpixon has many key vendor, technology, wholesale distribution and strategic partner relationships. These relationships are critical for us to deliver solutions to our customers. We have a variety of vendors and also products that we provide to our customers, and most of these products are purchased through the distribution partners. We also have partnerships and teaming agreements with various technology and service providers for this segment as well as our other business segments. These relationships range from joint-selling activities to product integration efforts. We have been facing serious credit challenges with these vendors given our financial circumstances but are working on solving these issues as we move forward and improve our liquidity.

In addition our business is required to meet certain regulatory requirements. Our federal government customers in particular have a range of regulatory requirements including ITAR certifications, DCAA compliancy in our government contracts and other technical or security clearance requirements as may be required from time to time.

We experienced a net loss of approximately $6.2 million for the three months ended March 31, 2018. We cannot assure that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. In order to continue our operations, we have supplemented the revenues we earned with proceeds from the sale of our equity and debt securities and proceeds from loans and bank credit lines. The Company has raised an aggregate of gross proceeds of $31.3 million in equity capital so far in 2018 and also has availability on its Payplant facility. However, we cannot assure that we will be able to raise money in the future if and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to scale back our business operations by reducing expenditures for employees, consultants, business development and marketing efforts, selling assets or one or more segments of our business, or otherwise severely curtailing our operations.

In order to streamline our business we currently plan to spin-off our Infrastructure segment or value-added reseller (“VAR”) business, which is conducted primarily by Inpixon USA and its wholly-owned subsidiary Inpixon Federal, Inc. The spin-off of this business segment would significantly reduce our revenues since they account for approximately 91% of our total revenues, however, such a spin-off would also significantly reduce operating expenses and eliminate substantially all of our trade debt. The spin-off of this segment would allow Inpixon to solely focus on the Indoor Positioning Analytics business for which we have historically recognized lower revenues, but which we believe has greater growth potential and substantially better gross margins than the infrastructure segment. The spin-off would be beneficial to Inpixon USA and Inpixon Federal, Inc. as well because they could focus their resources on their core business without the burden of Inpixon and could reach profitability sooner.

On April 23, 2018, the Company issued a press release announcing the filing of a Form 10 registration statement with the SEC in connection with the planned spin-off of its wholly-owned subsidiary, Inpixon USA (including its subsidiary, Inpixon Federal, Inc.), which is expected to be renamed “Sysorex, Inc.” (“Sysorex”) following the consummation of the spin-off transaction. Following the spin-off there will be two distinct, publicly traded companies, Inpixon and Sysorex.

In order to effect the proposed transaction, Inpixon intends to distribute shares of Sysorex’s common stock as a dividend to holders of Inpixon’s common stock and certain other holders of Inpixon warrants that may be entitled to participate in the distribution as of a record date to be determined. The spin-off is subject to certain conditions, including, without limitation, the effectiveness of a Form 10 registration statement with SEC, the approval for quotation of Sysorex’s common stock on the OTCQB Venture Market operated by OTC Markets Group, Inc., final approval from Inpixon’s Board of Directors and other customary conditions. No assurance can be provided as to the timing of the completion of the spin-off or that all conditions to the spin-off will be met. Furthermore, until the distribution has occurred, Inpixon will have the right to terminate the distribution, even if all of the conditions are satisfied.

Recent Events

January 2018 Capital Raise

On January 5, 2018, the Company entered into a Securities Purchase Agreement (the “January 2018 SPA”) with certain investors pursuant to which the Company agreed to sell, in a registered direct offering, an aggregate of 599,812 shares (the “January 2018 Shares”) of the Company’s common stock, par value $0.001 per share (“Common Stock”), at a purchase price of $5.31 per share for aggregate gross proceeds of approximately $3,185,000. Concurrently with the sale of the January 2018 Shares, pursuant to the January 2018 SPA the Company also sold warrants to purchase up to 599,812 shares of Common Stock (the “January 2018 Warrants”). The aggregate gross proceeds for the sale of the January 2018 Shares and January 2018 Warrants was approximately $3.2 million. This offering closed on January 8, 2018.

The January 2018 Warrants became exercisable on February 2, 2018 (the “January 2018 Warrant Initial Exercise Date”), at an exercise price per share equal to $6.60, subject to certain adjustments pursuant to the terms of the January 2018 Warrants (the “January 2018 Warrant Exercise Price”), and will expire on the fifth anniversary of the January 2018 Warrant Initial Exercise Date. As a result of a Dilutive Issuance (as defined in the January 2018 Warrants) as of February 20, 2018, the January 2018 Warrant Exercise Price was adjusted to the floor price of $3.00 per share pursuant to the January 2018 Warrants.

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

February 2018 Public Offering

On February 20, 2018, the Company completed a public offering for approximately $18 million in securities, consisting of (i) an aggregate of 3,325,968 Class A Units, at a price to the public of $2.35 per Class A Unit, each consisting of one share of Common Stock, and a five-year warrant to purchase one share of Common Stock, and (ii) 10,184.9752 Class B Units, at a price to the public of $1,000 per Class B Unit, each consisting of one share of the Company’s newly designated Series 3 Convertible Preferred Stock, par value $0.001 per share (“Series 3 Preferred”), with a stated value of $1,000 and initially convertible into approximately 426 shares of Common Stock at a conversion price of $2.35 per share for up to an aggregate of 4,334,032 shares of Common Stock and warrants exercisable for the number of shares of Common Stock into which the shares of Series 3 Preferred is initially convertible. The warrants (“February 2018 Warrant”) were immediately exercisable at an exercise price of $3.50 per share (subject to adjustment).

The Company received approximately $18 million in gross proceeds from this offering, including the satisfaction of approximately $1 million in amounts payable to service providers. After satisfying the amounts due to service providers and deducting placement agent fees, the net cash proceeds from this offering was approximately $15.4 million. The Company used the net proceeds from the transactions for working capital and general corporate purposes, including research and development and sales and marketing.

The shares of Series 3 Preferred issued in this offering have all been converted into Common Stock. As a result of the April 2018 offering described below as of April 24, 2018, the exercise price of the February 2018 Warrants was adjusted to the floor price of $0.634 per share and the number of shares of common stock underlying the February 2018 Warrants was increased to an aggregate of 42,287,102 shares of common stock.

April 2018 Public Offering

On April 24, 2018, the Company completed a public offering consisting of 10,115 units at a price to the public of $1,000 per unit, each consisting of (i) one share of our newly designated Series 4 convertible preferred stock, par value $0.001 per share (the “Series 4 Preferred”), with a stated value of $1,000 and initially convertible into approximately 2,174 shares of Common Stock, at a conversion price of $0.46 per share (subject to adjustment) and (ii) one warrant to purchase such number of shares of Common Stock as each share of Series 4 Preferred is convertible into. The warrants are immediately exercisable at an exercise price of $0.67 per share (subject to adjustment).

The Series 4 Preferred contain an anti-dilution protection feature, to adjust the conversion price if shares of Common Stock are sold or issued for a consideration per share less than the conversion price then in effect (subject to certain exemptions), provided, that the conversion price will not be less than $0.124. In addition, on the 60th day following the original issuance date of the Series 4 Preferred, the conversion price will be reduced, and only reduced, to the lesser of (x) the then conversion price, as may be adjusted, and (y) 80% of the VWAP (as defined in the certificate of designation filed for the Series 4 Preferred) on the trading day immediately prior to the 60th day, provided that the conversion price will not be less than $0.124.

The Company received approximately $10.1 million in gross proceeds from this offering, before deducting placement agent fees and offering expenses payable by the Company. After deducting placement agent fees and expenses, the net proceeds from this offering were approximately $9.2 million. The Company intends to use the net proceeds from this offering for working capital, general corporate purposes (including research and development, sales and marketing and the satisfaction of outstanding amounts payable to our vendors in connection with trade payables). Additionally, the Company may use a portion of the net proceeds of this offering to finance acquisitions of, or investments in, competitive and complementary businesses, products or services as a part of our growth strategy. However, the Company does not have any current commitments with respect to any such acquisitions or investments.

Compliance with Nasdaq Continued Listing Requirement

As previously reported, on May 19, 2017, the Company received written notice from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it no longer complied with Nasdaq Listing Rule 5550(b)(1) due to our failure to maintain a minimum of $2,500,000 in stockholders’ equity (the “Minimum Stockholders’ Equity Requirement”) or to demonstrate compliance with any alternative to such requirement. On October 24, 2017, the Company received notification (the “Staff Delisting Determination”) from Nasdaq that the Company had not regained compliance with the Minimum Stockholders’ Equity Requirement. The Company appealed the Staff Delisting Determination and requested a hearing that was held on December 7, 2017. As a result, the suspension and delisting was stayed pending the issuance of a written decision by the Nasdaq Hearings Panel (the “Panel”). By decision dated December 14, 2017, the Panel granted the Company’s request for a further extension, through April 23, 2018, to evidence compliance with the $2,500,000 stockholders’ equity requirement.

On May 2, 2018, following the closing of the April offering described above, the Company received a letter from Nasdaq notifying the Company that it has regained compliance with the $2.5 million minimum stockholders’ equity requirement for continued listing on The NASDAQ Capital Market, as set forth in Nasdaq Listing Rule 5550(b)(1).

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

Hardware and Software Revenue Recognition

For sales of hardware and software products, the Company’s performance obligation is satisfied at a point in time when they are shipped to the customer. This is when the customer has title to the product and the risks and rewards of ownership. The delivery of products to our customers occurs in a variety of ways, including (i) as a physical product shipped from the Company’s warehouse, (ii) via drop-shipment by a third-party vendor, or (iii) via electronic delivery with respect to software licenses. The Company leverages drop-ship arrangements with many of its vendors and suppliers to deliver products to customers without having to physically hold the inventory at its warehouse. In such arrangements, the Company negotiates the sale price with the customer, pays the supplier directly for the product shipped, bears credit risk of collecting payment from its customers and is ultimately responsible for the acceptability of the product and ensuring that such product meets the standards and requirements of the customer. Accordingly, the Company is the principal in the transaction with the customer and records revenue on a gross basis. The Company receives fixed consideration for sales of hardware and software products. The Company’s customers generally pay within 30 to 60 days from the receipt of a valid invoice. The Company has elected the practical expedient to expense the costs of obtaining a contract when they are incurred because the amortization period of the asset that otherwise would have been recognized is less than a year.

Software As A Service Revenue Recognition

       With respect to sales of our maintenance, consulting and other service agreements including our digital advertising and electronic services, customers pay fixed monthly fees in exchange for the Company’s service. The Company’s performance obligation is satisfied over time as the digital advertising and electronic services are provided continuously throughout the service period. The Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous access to its service.

License and Maintenance Services Revenue Recognition

       The Company resells hardware, software and other IT equipment license and maintenance services in exchange for fixed fees. For sales of maintenance services and warranties, the customer obtains control at the point in time that the services to be provided by a third party vendor are purchased by the customer and therefore the Company’s performance obligations are satisfied at that time. The Company’s customers generally pay within 30 to 60 days from the receipt of a valid invoice.

       The Company’s maintenance services agreements permit customers to obtain technical support from the Company and/or the manufacturer and to update, at no additional cost, to the latest technology when new software updates are introduced when and if available during the period that the maintenance agreement is in effect. Since the Company assumes certain responsibility for product staging, configuration, installation, modification, and integration with other client systems, or retains general inventory risk upon customer return or rejection and is most familiar with the customer and its required specifications, it generally serves as the initial contact with the customer with respect to any maintenance services required and may perform all or part of the required service.

       Typically, the Company sells maintenance contracts for a separate fee with initial contractual periods ranging from one to three years with renewal for additional periods thereafter. The Company generally bills maintenance fees in advance.

       Customers that have purchased maintenance/warranty services have a right to cancel and receive a refund of the amounts paid for unused services at any time during the service period upon advance written notice to the Company. Cancellation and refund privileges with respect to maintenance/warranty services lapse as to any period during the term of the agreement for which such services have already been provided. Customers do not have the right to a refund of paid fees for maintenance/warranty services that have already been provided.

Professional Services Revenue Recognition

The Company’s professional services include fixed fee and time and materials contracts. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the quarters ended March 31, 2018 and 2017, the Company did not incur any such losses. These amounts are based on known and estimated factors. Revenues from time and material or firm fixed price long-term and short-term contracts are derived principally with various United States government agencies and commercial customers.

Long-lived Assets

We account for our long-lived assets in accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which requires that long-lived assets be evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. Some of the events or changes in circumstances that would trigger an impairment test include, but are not limited to:

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

When assessing the recoverability of our long-lived assets, which include property and equipment and finite-lived intangible assets, we make assumptions regarding estimated future cash flows and other factors. Some of these assumptions involve a high degree of judgment and also bear a significant impact on the assessment conclusions. Included among these assumptions are estimating undiscounted future cash flows, including the projection of comparable sales, operating expenses, capital requirements for maintaining property and equipment and the residual value of asset groups. We formulate estimates from historical experience and assumptions of future performance based on business plans and forecasts, recent economic and business trends, and competitive conditions. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge. Based on our evaluation, we did not record a charge for impairment for the three months ended March 31, 2018 and 2017.

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

We evaluate the remaining useful lives of long-lived assets and identifiable intangible assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. Such events or circumstances may include (but are not limited to): the effects of obsolescence, demand, competition, and/or other economic factors including the stability of the industry in which we operate, known technological advances, legislative actions, or changes in the regulatory environment. If the estimated remaining useful lives change, the remaining carrying amount of the long-lived assets and identifiable intangible assets would be amortized prospectively over that revised remaining useful life. We have determined that there were no events or circumstances during the three months ended March 31, 2018 and 2017 which would indicate a revision to the remaining amortization period related to any of our long lived assets. Accordingly, we believe that the current estimated useful lives of long-lived assets reflect the period over which they are expected to contribute to future cash flows and are therefore deemed appropriate.

Goodwill and Indefinite-lived Assets

We have recorded goodwill and other indefinite-lived assets in connection with our acquisitions of Lilien, Shoom, AirPatrol, LightMiner and Integrio, LLC (“Integrio”). Goodwill, which represents the excess of acquisition cost over the fair value of the net tangible and intangible assets of the acquired company, is not amortized. Indefinite-lived intangible assets are stated at fair value as of the date acquired in a business combination. We review our goodwill during the fourth quarter of each year, but may need to review goodwill more frequently, if facts and circumstances warrant a review. The evaluation of impairment involves comparing the current fair value of the business to the recorded value, including goodwill. To determine the fair value of the business, we utilize both the income approach, which is based on estimates of future net cash flows, and the market approach, which observes transactional evidence involving similar businesses. There was no goodwill impairment for the three months ended March 31, 2018 or 2017.

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

As of March 31, 2018 and December 31, 2017, allowance for credit losses included an allowance for doubtful accounts of approximately $1.2 million and approximately $1.1 million, respectively, due to the aging of the items greater than 120 days outstanding and other potential non-collections.

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

During the three months ended March 31, 2018 the Company did not make any stock based compensation awards. For the three months ended March 31, 2018 and 2017, the Company incurred stock-based compensation charges of $286,000 and $283,000, respectively.

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

Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

The following table sets forth selected unaudited condensed consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	For the Three Months Ended
	March 31, 2018		March 31, 2017
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	% Change

Product revenues	$476	23%	$9,448	70%	(95%)
Services revenues	$1,619	77%	$4,033	30%	(60%)
Cost of net revenues - products	$255	12%	$8,054	60%	(97%)
Cost of net revenues - services	$604	29%	$2,139	16%	(72%)
Gross profit	$1,236	59%	$3,288	24%	(62%)
Operating expenses	$6,843	327%	$8,642	64%	(21%)
Loss from operations	$(5,607)	(268%)	$(5,354)	(40%)	5%
Net loss	$(6,243)	(298%)	$(6,056)	(45%)	3%
Net loss attributable to common stockholders	$(7,751)	(370%)	$(6,052)	(45%)	28%

Net Revenues

Net revenues for the three months ended March 31, 2018 were $2.1 million compared to $13.5 million for the comparable period in the prior year. This $11.4 million decrease or approximately 84% is primarily associated with the decline in revenues earned by the Infrastructure Segment as a result of supplier credit issues and a $2.0 million decrease in revenue resulting from the adoption of the new ASC 606 revenue recognition policy beginning in January 2018. For the three months ended March 31, 2018, Indoor Positioning Analytics revenue was $848,000 compared to $981,000 for the prior year period. Infrastructure revenue was $1.2 million for the three months ended March 31, 2018, and $12.5 million for the prior year period.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2018 was $859,000 compared to $10.2 million for the prior year period. This decrease of $9.3 million was primarily attributable to lower sales resulting from the capital constraints and supplier credit limitations and a $1.7 million decrease in prepaid maintenance amortization due to the adoption of the new ASC 606 revenue recognization policy beginning in January 2018. Indoor Positioning Analytics cost of revenues was $236,000 for the three months ended March 31, 2018 as compared to $343,000 for the prior period. Infrastructure cost of net revenues was $623,000 for the three months ended March 31, 2018 and $9.9 million for the prior period.

The gross profit margin for the three months ended March 31, 2018 was 59% compared to 24% during the three months ended March 31, 2017. This increase in gross margin is primarily due to the decrease in lower margin storage and maintenance sales. Indoor Positioning Analytics gross margins for the three months ended March 31, 2018 and 2017 were 72% and 65%, respectively. Gross margins for the Infrastructure segment for the three months ended March 31, 2018 and 2017 were 50% and 21%, respectively.

Operating Expenses

Operating expenses for the three months ended March 31, 2018 were $6.8 million compared to $8.6 million for the prior year period. This decrease of $1.8 million is primarily attributable to a decrease in compensation costs, occupancy costs and travel costs due to the downsizing of staff and office locations.

Loss from Operations

Loss from operations for the three months ended March 31, 2018 was $5.6 million compared to $5.4 million for the prior year period. This increase in loss of $200,000 was primarily attributable due to the decrease in gross profit offset by the decrease in operating expenses.

Other Income/Expense

Total other income/expense for the three months ended March 31, 2018 and 2017 was ($636,000) and ($693,000), respectively. This decrease in loss of $57,000 was primarily attributable to a gain on the earnout of the Integrio acquisition of $577,000 offset by an increase in interest expense primarily due to a beneficial conversion feature on the conversion of a debenture liability to common shares.

Provision for Income Taxes

There was no provision for income taxes for the three months ended March 31, 2018 and 2017. Deferred tax assets resulting from such losses are fully reserved as of March 31, 2018 and 2017 since, at present, we have no history of taxable income and it is more likely than not that such assets will not be realized.

Net Loss Attributable to Non-Controlling Interest

Net loss attributable to non-controlling interest for the three months ended March 31, 2018 was nominal compared to $4,000 for the three months ended March 31, 2017.

Net Loss Attributable To Common Stockholders of Inpixon

Net loss attributable to common stockholders of Inpixon for the three months ended March 31, 2018 was $6.2 million compared to $6.1 million for the prior year period. This increase in loss of $100,000 was attributable to the changes described for the various reporting captions discussed above.

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

Adjusted EBITDA for the three months ended March 31, 2018 was a loss of $3.4 million compared to a loss of $3.3 million for the prior year period.

The following table presents a reconciliation of net income/loss attributable to stockholders of Inpixon, which is our GAAP operating performance measure, to Adjusted EBITDA for the fiscal quarters ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Net loss attributable to common stockholders	$(6,243)	$(6,052)
Adjustments:
Non-recurring one-time charges:
Acquisition transaction/financing costs	16	3
Costs associated with public offering	81	--
Gain on the settlement of obligations	(133)	--
Gain on earnout	(577)	--
Gain on the sale of Sysorex Arabia	(23)	--
Change in the fair value of derivative liability	(48)	(56)
Provision for doubtful accounts	116	--
Severance	15	27
Stock based compensation – acquisition costs	--	7
Stock-based compensation - compensation and related benefits	286	276
Interest expense	1,283	684
Depreciation and amortization	1,836	1,785
Adjusted EBITDA	$(3,391)	$(3,326)

We rely on Adjusted EBITDA, which is a non-GAAP financial measure for the following:

●	to review and assess the operating performance of our Company as permitted by Accounting Standards Codification Topic 280, Segment Reporting;

●	to compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	as a basis for allocating resources to various projects;

●	as a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	to evaluate internally the performance of our personnel.

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

Proforma Non-GAAP Net Loss per Share

Basic and diluted net loss per share for the three months ended March 31, 2018 was ($1.85) compared to ($83.63) for the prior year period. This decrease is attributable to the changes discussed in our results of operations.

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

Proforma non-GAAP net loss per basic and diluted common share for the three months ended March 31, 2018 was ($1.24) compared to ($60.97) for the prior year period.

The following table presents a reconciliation of net loss per basic and diluted share, which is our GAAP operating performance measure, to proforma non-GAAP net loss per share for the periods reflected:

(thousands, except per share data)	Three Months Ended March 31,
	2018	2017
Net loss attributable to common stockholders	$(6,243)	$(6,052)
Adjustments:
Non-recurring one-time charges:
Acquisition transaction/financing costs	16	3
Costs associated with public offering	81	--
Gain on the settlement of obligations	(133)	--
Gain on earnout	(577)	--
Gain on the sale of Sysorex Arabia	(23)	--
Change in the fair value of derivative liability	(48)	(56)
Provision for doubtful accounts	116	--
Severance	15	27
Stock based compensation – acquisition costs	--	7
Stock-based compensation - compensation and related benefits	286	276
Amortization of intangibles	1,322	1,383
Proforma non-GAAP net loss	$(5,188)	$(4,412)
Proforma non-GAAP net loss per basic and diluted common share	$(1.24)	$(60,97)
Weighted average basic and diluted common shares outstanding	4,196,612	72,364

We rely on proforma non-GAAP net loss per share, which is a non-GAAP financial measure and not a substitution for GAAP:

●	to review and assess the operating performance of our Company as permitted by Accounting Standards Codification Topic 280, Segment Reporting;

●	to compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	as a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	to evaluate internally the performance of our personnel.

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

Liquidity and Capital Resources as of March 31, 2018 Compared With March 31, 2017

The Company’s net cash flows used in operating, investing and financing activities for the three months ended March 31, 2018 and 2017 and certain balances as of the end of those periods are as follows (in thousands):

	For the Three Months Ended March 31,
(thousands, except per share data)	2018	2017
Net cash (used in) provided by operating activities	$(10,976)	$1,608
Net cash used in investing activities	(167)	(433)
Net cash used in financing activities	17,703	(2,269)
Effect of foreign exchange rate changes on cash	(7)	11
Net increase (decrease) in cash	$6,553	$(1,083)

	March 31, 2018	December 31, 2017

Cash and cash equivalents	$6,694	$141
Working capital deficit	$(14,979)	$(32,823)

Operating Activities:

Net cash used in operating activities during the three months ended March 31, 2018 was $11 million. Net cash provided by operating activities during the three months ended March 31, 2017 was $1.6 million. Net cash used in operating activities during the three months ended March 31, 2018 consisted of the following (in thousands):

Net loss	$(6,243)
Non-cash income and expenses	3,756
Net change in operating assets and liabilities	(8,489)
Net cash used in operating activities	$(10,976)

The non-cash income and expenses of $3.8 million consisted primarily of (in thousands):

$513	Depreciation and amortization expense
1,323	Amortization of intangibles primarily attributable to the Lilien, Shoom, AirPatrol, LightMiner and Integrio operations, which were acquired effective March 1, 2013, August 31, 2013, April 16, 2014, April 24, 2015 and November 21, 2016, respectively.
1,288	Adoption of accounting standards (see note 3 to our condensed consolidated financial statements, which is included in this Form 10-Q in Item 1).
286	Stock-based compensation expense attributable to warrants and options issued as part of Company operations and prior acquisitions
417	Amortization of debt discount
(133)	Gain on the settlement of liabilities
62	Other
$3,756	Total non-cash income and expenses

The net use of cash due to changes in operating assets and liabilities totaled ($8.9 million) and consisted primarily of the following (in thousands):

$958	Decrease in accounts receivable and other receivables
6,902	Decrease in prepaid licenses and maintenance contracts
(3,680)	Increase in accounts payable
(8,220)	Decrease in deferred revenue
(3,856)	Increase in accrued liabilities and other liabilities
(593)	Increase in inventory and other assets
$(8,489)	Net use of cash in the changes in operating assets and liabilities

Investing Activities:

Net cash used in investing activities during the three months ended March 31, 2018 was $167,000 compared to net cash used in investing activities of $433,000 for the prior year period. The net cash used in investing activities during the three months ended March 31, 2018 was comprised of approximately $11,000 for the purchase of property and equipment and $156,000 for the investment in capitalized software.

Financing Activities:

Net cash provided by financing activities during the three months ended March 31, 2018 was approximately $17.7 million. Net cash used in financing activities for the three months ended March 31, 2017 was approximately $2.3 million. The net cash provided by financing activities during the three months ended March 31, 2018 was primarily comprised of $18.9 million from the issuance of stock and warrants, $1.1 million of net repayments to the bank facility and $113,000 of repayments of notes payable.

Liquidity and Capital Resources - General:

Our current capital resources and operating results as of March 31, 2018, as described in the preceding paragraphs, consist of:

1)	an overall working capital deficit of $15 million;

2)	cash of $6.7 million;

3)	the unlimited Payplant Credit Facility which we borrow against based on eligible assets with a maturity date of August 15, 2018 of which $13,000 is utilized; and

4)	net cash used in operating activities year-to-date of $11 million.

The breakdown of our overall working capital deficit is as follows (in thousands):

Working Capital	Assets	Liabilities	Net
Cash and cash equivalents	$6,694	$--	$6,694
Accounts receivable, net / accounts payable	1,202	22,020	(20,818)
Notes and other receivables	218	--	218
Prepaid licenses and maintenance contracts / deferred revenue	--	27	(27)
Short-term debt	--	1,828	(1,828)
Other	2,506	1,724	782
Total	$10,620	$25,599	$(14,979)

Accounts payable exceeds accounts receivable by $20.8 million. This deficit is expected to be funded by our anticipated cash flow from operations and financing activities, as described below, over the next twelve months.

Net cash used in operating activities during the three months ended March 31, 2018 of $11 million consists of net loss of $6.2 million less non-cash expenses of $3.8 million and net cash used in changes in operating assets and liabilities of ($8.5 million). We expect net cash from operations to increase during 2018 as a result of the following:

1)	We expect to increase revenue in the infrastructure segment as we resolve our supplier credit issues with the equity capital we raised in January through April 2018 and we expect the IPA segment business to grow and contribute more to operation expenses.

2)	Since our equity capital raises this year we have been working with our key distributors and suppliers to address our credit limitation issues. We have already settled some vendor litigations and started re-establishing working relationships with some of our suppliers. Revenues during the quarter ended March 31, 2018 could have been higher but were negatively impacted by our inability to timely process orders due to past due amounts and credit limitations with various vendors. We expect to relieve some of these issues with our February 2018 capital raise allowing us to build this revenue back in upcoming quarters.

The Company’s capital resources as of March 31, 2018, additional $10.1 million of gross proceeds raised in April 2018 and availability on the unlimited Payplant facility to finance purchase orders and invoices in an amount equal to 80% of the face value of purchase orders received, funds from higher margin business line expansion and credit limitation improvements should be sufficient to fund planned operations during the year ending December 31, 2018 based on current projections. However, if the Company pursues acquisitions, other expansion plans or changes its business plan it may need to raise additional capital. The Company may raise the additional capital if needed through the issuance of equity, equity-linked or debt securities. In this regard, the Company is exploring strategic transactions, including a spin-off of its infrastructure business segment, sometimes referred to as the Value Added Reseller (VAR) business, which could reduce operating expenses and eliminate substantially all of its trade debt. In connection with and at the time of such a transaction, the Company may contribute up to $2 million of its capital resources to such business segment, which will lower the Company’s available capital resources. There are no assurances that we will be able to complete such a transaction, however, if such a transaction is consummated, we may be restricted from (i) entering into any transaction pursuant to which all or a portion of the shares of our common stock would be acquired, whether by merger or otherwise, (ii) issuing equity securities beyond certain thresholds, (iii) repurchasing shares of our common stock other than in certain open-market transactions, or (iv) ceasing to actively conduct certain of our businesses. As a result, these restrictions may limit our ability to pursue certain strategic transactions, equity issuances or repurchases or other transactions that we believe to be in the best interests of our stockholders or that might increase the value of our business.

Going Concern and Management Plans

Our condensed consolidated financial statements as of March 31, 2018 have been prepared under the assumption that we will continue as a going concern for the next twelve months from the date the financial statements are issued. Our financial statements as of March 31, 2018 include an explanatory paragraph referring to our recurring and continuing losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Management’s plans and assessment of the probability that such plans will mitigate and alleviate any substantial doubt about the Company’s ability to continue as a going concern, is dependent upon the ability to obtain additional equity or debt financing, attain further operating efficiency, reduce expenditures, and, ultimately, to generate sufficient levels of revenue, which together represent the principal conditions that raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements as of March 31, 2018 do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources – Payplant

Pursuant to the terms of a Commercial Loan Purchase Agreement, dated as of August 14, 2017 (the “Purchase Agreement”), Gemcap Lending I, LLC (“GemCap”) sold and assigned to Payplant LLC, as agent for Payplant Alternatives Fund LLC (“Payplant” or “Lender”), all of its right, title and interest to that certain revolving Secured Promissory Note in an aggregate principal amount of up to $10,000,000 (the “GemCap Note”) issued in accordance with that certain Loan and Security Agreement, dated as of November 14, 2016 (the “GemCap Loan”), by and among Gemcap and the Company and its wholly-owned subsidiaries, Inpixon USA and Inpixon Federal, Inc. (“Inpixon Federal,” and together with Inpixon and Inpixon USA, the “Company”).

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

As of March 31, 2018, the principal amount outstanding under the Loan Agreement was $13,000.

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

Implementation of Remediation Plan for Material Weakness in Internal Control

As reported in our annual report on Form 10-K for the fiscal year of 2017 (the “2017 10-K”), our principal executive officer and our principal financial officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework issued in 2013, and determined that there was a material weakness in our internal control over financial reporting because we had not devoted substantial time to evaluating our process for implementing controls and identifying the impact to our consolidated financial statements of adopting ASU No. 2014-09, Revenue from Contracts with Customers as a result of limited personnel and capital resources available to devote to these efforts. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We are required to adopt ASU No. 2014-09 for periods beginning as of January 1, 2018, which provides for a single five-step model to be applied to all revenue contracts with customers, and also requires substantial additional financial statement disclosures. As of the date of the filing of the 2017 10-K, the Company had not completed its ASC 606 implementation and as a result, could not disclose the quantitative impact of adoption on its consolidated financial statements. Without having devoted significant time to evaluating the impact of the new standard on our consolidated financial statements, there may be more than a remote likelihood that a material misstatement and/or disclosure omission will not be prevented or detected in our interim or annual financial statements for periods beginning January 1, 2018. As a result of the material weakness described above, our principal executive officer and principal financial officer have determined that, as of December 31, 2017, our internal control over financial reporting is not effective.

Subsequent to the filing of the 10-K management has completed its analysis of the requirements of ASU No. 2014-09, identified the impact to our consolidated financial statements of adopting ASU No. 2014-09 and implemented the necessary changes to the Company’s accounting processes and procedures. The foregoing efforts have effectively remediated the material weakness prior to the filing of this Form 10-Q for the quarter ended March 31, 2018.

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

Changes in Internal Controls

Other than the control improvements discussed above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

VersionOne

On March 1, 2017, VersionOne, Inc. filed a complaint in the United States District Court, Eastern District of Virginia, against Inpixon, Inpixon USA, and Inpixon Federal, Inc. (collectively, “Defendants”). The complaint alleges that VersionOne provided services to Integrio Technologies, LLC (“Integrio”) having a value of $486,337, that in settlement of this amount Integrio and VersionOne entered into an agreement (the “Settlement Agreement”) whereby Integrio agreed to pay, and VersionOne agreed to accept as full payment, $243,169 (the “Settlement Amount”), and that as a result of the Defendants’ acquisition of the assets of Integrio, Defendants assumed the Settlement Amount but failed to pay amounts owed to VersionOne. The complaint also alleges that, subsequent to closing of the acquisition, VersionOne provided additional services to Defendants having a value of $144,724, for which it has not been paid. VersionOne alleges that, Defendants have an obligation to pay both the Settlement Amount and the cost of the additional services. On Dec. 8, 2017, the court in VersionOne entered judgment against Inpixon, Inpixon Federal, and Inpixon USA, jointly and severally, in the amount of $334,339.37. Inpixon and VersionOne have agreed to a payment plan of $40,000 per month for March, April and May 2018 and then $30,000 per month from June 2018 until fully-paid.

Embarcadero

On August 10, 2017, Embarcadero Technologies, Inc. (“Embarcadero”) and Idera, Inc. (“Idera”) filed a complaint in the U.S. Federal District Court for the Western District of Texas against Inpixon Federal, Inc. and Integrio Technologies, LLC (“Integrio”) for failure to pay for purchased software and services pursuant to certain reseller agreements. The complaint alleges that Inpixon Federal, Inc. entered into an agreement with Integrio to acquire certain assets and assume certain liabilities of Integrio and are therefore responsible for any amounts due. In the complaint, Embarcadero and Idera demand that Inpixon Federal, Inc. and Integrio pay $1,100,000.00 in damages. On April 26, 2018, the parties filed a stipulation of dismissal to dismiss this case with prejudice following entry into a settlement agreement pursuant to which the Company agreed to satisfy the outstanding payables. On April 28, 2018, the court rendered the final judgment to approve this stipulation.

Micro Focus

On August 11, 2017, Micro Focus (US) Inc. (“Micro Focus”), filed a complaint in the Circuit Court of Fairfax County, Virginia against Inpixon Federal, Inc. (“Inpixon Federal”) for failure to pay a debt settlement entered into on March 13, 2017 for a principal amount of $245,538.33 plus accrued interest. The complaint demands full payment of the principal amount of $245,538.33 plus accrued interest. On October 31, 2017, Micro Focus filed a motion for summary judgment against Inpixon Federal. The Company consented to the court entering summary judgment in favor of Micro Focus in the amount of $245,538.33, with interest accruing at 10% per annum from June 13, 2017 until payment is completed and the parties are currently in settlement negotiations regarding a payment plan. On April 19, 2018 The Company signed a settlement agreement with Microfocus for $200,000. The first $100,000 payment was made on April 19, 2018 and the second $100,000 payment is due on June 22, 2018. Upon receiving the second payment Microfocus will file an Authorization for Entry of Satisfaction of Judgment.

Virtual Imaging

On December 28, 2017, Virtual Imaging, Inc. (“Virtual Imaging”) filed a complaint in the United States District Court, Eastern District of Virginia, against Inpixon USA, and Inpixon Federal, Inc. The complaint alleges that Virtual Imaging provided products to the defendants having an aggregate value of $3,938,390.28, of which $3,688,390.88 remains outstanding and overdue. Virtual Imaging has demanded compensation for the unpaid amount. We have filed a response and the parties are currently in settlement negotiations.

Deque

On January 22, 2018, Deque Systems, Inc. filed a motion for entry of default judgment (the “Motion”) against Inpixon Federal, Inc. in the Circuit Court of Fairfax County, Virginia. The Motion alleges that Inpixon Federal failed to respond to a complaint served on November 22, 2017. The Motion requests a default judgment in the amount of $336,000. A trial is currently scheduled for September 12, 2018, however, the parties are currently in settlement negotiations.

AVT Technology Solutions

On April 6, 2018, AVT Technology Solutions, LLC, filed a complaint in the United States District Court Middle District of Florida Tamp Division against Inpixon and Inpixon USA alleging breach of contract, breach of corporate guaranty and unjust enrichment in connection with non-payment for goods received and requesting a judgment in an amount of not less than $9,152,698.71. We have filed a motion to dismiss this complaint and intend to negotiate a settlement and payment plan with AVT.

Consultant for Advisory Services

On March 19, 2018, Inpixon was notified by a consultant for advisory services (the “Consultant”) that it believes the Company is required to pay a minimum project fee in an amount equal to $1 million less certain amounts previously paid as a result of the Company’s completion of certain financing transactions. On April 18, 2018, the Consultant filed a demand for arbitration with the American Arbitration Association. The Company intends to contest the case vigorously.

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

We face a number of significant risks and uncertainties in connection with our operations. Our business, results of operations and financial condition could be materially adversely affected by these risks. There have been no material changes to the Risk Factors disclosed in our annual report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a) Sales of Unregistered Securities

The information described above regarding the issuance of the January 2018 Warrants in accordance with the January 2018 SPA is incorporated herein by reference.

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

Soumya Das Employment Amendment

On May 14, 2018, the Compensation Committee of the Board of Directors (the “Compensation Committee”) approved amendments to the employment terms of Soumya Das, Chief Marketing Officer and Chief Operating Officer, including an increase in base salary to $275,000; an adjustment of his annual bonus to up to $50,000 subject to certain milestones, with tasks, deadlines and amounts that shall be determined by the Company’s Chief Executive Officer; commissions equal to 2% of recognized revenue associated with the indoor positioning analytics business, paid quarterly and subject to Company policies in connection with commissions payable and the addition of a transportation allowance in an amount equal to $1,000 per month, which shall be subject to the terms of an amended employment agreement in such form as shall be determined by the Chief Executive Officer.

Ali Employment Agreement

In addition on May 15, 2018, the Compensation Committee approved and the Company entered into an amended and restated employment agreement with Nadir Ali, Chief Executive Officer of the Company (the “Ali Employment Agreement”), which amends and restates that certain Employment and Non-Compete Agreement by and between the Company and Mr. Ali, dated July 1, 2010. In accordance with the terms of the Ali Employment Agreement, Mr. Ali will receive a base salary of $280,000 per annum. In addition, Mr. Ali will be eligible for inclusion in any executive bonus pools, discretionary performance bonuses or deferred compensation or commission plans that the Company may establish in its sole discretion. The Ali Employment Agreement shall be effective for an initial term of three (3) years and shall automatically be renewed for two (2) additional two (2) year periods, unless such renewal is objected to by either the Company or Mr. Ali upon 90 days written notice prior to the commencement of the applicable renewal period and subject to termination of the Ali Employment Agreement pursuant to the applicable provisions.

The Company may terminate the services of Mr. Ali only with “just cause” which shall mean (A) fraud, gross malfeasance, gross negligence, or willful misconduct, with respect to Mr. Ali’s business affairs; (B) refusal or repeated failure to follow established reasonable and lawful policies; (C) material breach of the agreement; or (D) conviction of a felony or crime involving moral turpitude. If the Company terminates Mr. Ali’s employment with just cause, Mr. Ali will receive six months of his base salary plus housing and transportation allowance and any and all accrued but unpaid commissions and bonuses (including but not limited to annual bonuses; discretionary bonuses; performance bonuses; discretionary compensation; etc.) that Mr. Ali otherwise would have received, accrued but unused vacation pay that has been earned through the date of termination and reimbursement of any unreimbursed business and travel expenses.

Mr. Ali may terminate his employment for “good reason” which means (a) a material reduction in Mr. Ali’s base salary; (b) a material diminution in Mr. Ali’s responsibilities as Chief Executive Officer of Inpixon; (c) the assignment of duties to the Company materially inconsistent with his position as CEO; (d) the requirement that he relocate his primary place of employment more than 20 miles from the office (unless such location is closer to the Mr. Ali’s primary residence); (e) the Company’s material breach of the employment agreement; provided that good reason based on a material breach shall exist only if within 90 days of the Company’s act or omission resulting in a material breach, Mr. Ali notifies the Company in a writing of the act or omission, the Company fails to correct the act or omission within 30 days after receiving written notice; or (f) following a Change of Control (as defined in the Ali Employment Agreement), Mr. Ali ceases to hold the position of Chief Executive Officer. Upon termination for good reason the Company shall: (1) continue to pay to Mr. Ali’s based salary plus housing and transportation allowance and commissions he would have otherwise received, subject to customary payroll practices and withholdings, for twenty-four (24) months; (2) upon termination or resignation, the value of 2x of any and all bonuses (including but not limited to annual bonuses; discretionary bonuses; performance bonuses; discretionary compensation; etc.); (3) upon termination or resignation, pay to Mr. Ali the value of any accrued but unpaid vacation time; (4) a lump sum payment equal to 24 months of COBRA premiums based on the terms of Company’s group health plan and Mr. Ali’s coverage under such plan as of the date of termination; (5) upon termination or resignation, pay to Mr. Ali any unreimbursed business expenses and travel expenses that are reimbursable and (6) full vesting of any and all previously granted outstanding equity-based incentive awards subject to time-based vesting criteria.

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

Date: May 15, 2018	INPIXON

	By:	/s/ Nadir Ali
Nadir Ali Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Wendy Loundermon
Wendy Loundermon
VP of Finance (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Articles of Incorporation.	S-1	333-190574	3.1	August 12, 2013

3.2	Certificate of Amendment to Articles of Incorporation (Increase Authorized Shares).	S-1	333-218173	3.2	May 22, 2017

3.3	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	April 10, 2014

3.4	Articles of Merger (renamed Sysorex Global).	8-K	001-36404	3.1	December 18, 2015

3.5	Articles of Merger (renamed Inpixon).	8-K	001-36404	3.1	March 1, 2017

3.6	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.2	March 1, 2017

3.7	Certificate of Amendment to Articles of Incorporation (authorized share increase).	8-K	001-36404	3.1	February 5, 2018

3.8	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	February 6, 2018

3.9	Bylaws, as amended.	S-1	333-190574	3.2	August 12, 2013

4.1	Specimen Stock Certificate of the Corporation.	S-1	333-190574	4.1	August 12, 2013

4.2	Form of Series 3 Convertible Preferred Stock Certificate.	S-1	333-222125	4.10	February 1, 2018

4.3	Form of Certificate of Designation of Preferences, Rights and Limitations of Series 3 Convertible Preferred Stock.	8-K	001-36404	3.1	February 16, 2018

4.4	Form of Certificate of Designation of Preferences, Rights and Limitations of Series 4 Convertible Preferred Stock.	8-K	001-36404	3.1	April 24, 2018

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.5	Promissory Note issued by Inpixon Federal to Payplant Alternatives Fund, LLC on August 14, 2017.	8-K	001-36404	4.1	August 18, 2017

4.6	Convertible Promissory Note by and between Inpixon and Chicago Venture Partners, L.P. dated November 17, 2017.	10-Q	001-36404	10.13	November 20, 2017

4.7	Warrant to purchase common stock dated March 20, 2013 held by Bridge Bank N.A.	S-1	333-190574	4.3	August 12, 2013

4.8	Warrant to purchase common stock dated August 29, 2013 held by Bridge Bank N.A.	S-1	333-191648	4.5	October 9, 2013

4.9	Form of Warrant Agency Agreement.	S-1/A	333-218173	4.7	June 23, 2017

4.10	Form of Additional Warrant.	8-K	001-36404	4.1	August 9, 2017

4.11	Form of Warrant.	8-K	001-36404	4.1	January 9, 2018

4.12	Form of Warrant.	8-K	001-36404	4.1	February 16, 2018

4.13	Form of Warrant.	8-K	001-36404	4.1	April 24, 2018

4.14	Form of Indenture	S-3	333-223960	4.16	March 27, 2018

10.1	Form of Securities Purchase Agreement, dated January 5, 2018.	8-K	001-36404	10.1	January 9, 2018

10.2	Placement Agency Agreement, dated January 5, 2018, by and between Inpixon and ROTH Capital Partners, LLC.	8-K	001-36404	10.2	January 9, 2018

10.3	Third Amendment Agreement, dated January 5, 2018, by and between Inpixon and certain debenture holder.	8-K	001-36404	10.3	January 9, 2018

10.4	Waiver and First Amendment Agreement, dated January 5, 2018, by and between Inpixon and certain note holder.	8-K	001-36404	10.4	January 9, 2018

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.5	Form of Lead-out Agreement, dated January 5, 2018.	8-K	001-36404	10.5	January 9, 2018

10.6	Placement Agency Agreement, dated February 14, 2018, by and between Inpixon and ROTH Capital Partners, LLC.	8-K	001-36404	10.1	February 16, 2018

10.7	Form of Securities Purchase Agreement.	8-K	001-36404	10.2	February 16, 2018

10.8	Form of Leak-Out Agreement	8-K	001-36404	10.3	February 16, 2018

10.9	Form of Lock-Up Agreement.	S-1/A	333-222125	10.63	February 7, 2018

10.10	Form of Securities Purchase Agreement	8-K	001-36404	10.1	April 24, 2018

10.11	Disclosure Schedules to Form of Securities Purchase Agreement					X

10.12	Placement Agency Agreement, dated April 20, 2018, by and between Inpixon and ROTH Capital Partners, LLC	8-K	001-36404	10.2	April 24, 2018

10.13	Form of Lock-Up Agreement	8-K	001-36404	10.3	April 24, 2018

10.14	Amended and Restated Employment Agreement by and between the Company and Nadir Ali.					X

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.	X

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.	X

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

99.1	Unaudited Pro Forma Financial Statements of Inpixon Following Divestiture.	X

101.INS	XBRL Instant Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X