Form 10-Q
period 2018-06-30
INPIXON
filed 2018-08-13
CIK 1529113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.001	43,842,968
(Class)	Outstanding at August 9, 2018

INPIXON

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

AND OTHER INFORMATION CONTAINED IN THIS REPORT

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this Form 10-Q. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of anticipated products; anticipated expenses; and projected financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	our limited cash and our history of losses;

●	our ability to achieve profitability;

●	our limited operating history with recent acquisitions;

●	emerging competition and rapidly advancing technology in our industry that may outpace our technology;

●	customer demand for the products and services we develop;

●	the impact of competitive or alternative products, technologies and pricing;

●	our ability to manufacture any products we develop;

●	general economic conditions and events and the impact they may have on us and our potential customers;

●	our ability to obtain adequate financing in the future;

●	our ability to continue as a going concern;

●	lawsuits and other claims by third parties;

●	our ability to successfully complete the spin-off of Sysorex, Inc., formerly known as Inpixon USA (“Sysorex”), including the impact of the spin-off on the businesses of Inpixon and Sysorex;

●	our success at managing the risks involved in the foregoing items; and

●	other factors discussed in this Form 10-Q.

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

Unless otherwise stated or the context otherwise requires, the terms “Inpixon,” “we,” “us,” “our,” and the “Company” refer collectively to Inpixon and its subsidiaries.

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

The results for the period ended June 30, 2018 are not necessarily indicative of the results of operations for the full year. These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our audited consolidated financial statements for the fiscal years ended December 31, 2017 and 2016 included in the Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 27, 2018.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value data)

	As of June 30,	As of December 31,
	2018	2017
	(Unaudited)	(Audited)
Assets

Current Assets
Cash and cash equivalents	$8,336	$141
Accounts receivable, net	1,364	2,310
Notes and other receivables	167	183
Inventory	852	790
Prepaid licenses and maintenance contracts	12	4,638
Assets held for sale	--	23
Prepaid assets and other current assets	1,044	1,123

Total Current Assets	11,775	9,208

Prepaid licenses and maintenance contracts, non-current	--	2,264
Property and equipment, net	331	520
Software development costs, net	1,567	2,017
Intangible assets, net	10,208	12,678
Goodwill	636	636
Other assets	375	368

Total Assets	$24,892	$27,691

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except number of shares and par value data)

	As of June 30,	As of December 31,
	2018	2017
	(Unaudited)	(Audited)
Liabilities and Stockholders’ (Deficit) Equity

Current Liabilities
Accounts payable	$18,637	$25,834
Accrued liabilities	1,434	5,421
Deferred revenue	109	5,611
Short-term debt	1,815	3,058
Derivative liabilities	--	48
Liabilities held for sale	--	2,059

Total Current Liabilities	21,995	42,031

Long Term Liabilities
Deferred revenue, non-current	--	2,636
Long-term debt	142	767
Other liabilities	75	113
Acquisition liability - Integrio	62	997

Total Liabilities	22,274	46,544

Stockholders’ (Deficit) Equity

Preferred Stock - $0.001 par value; 5,000,000 shares authorized, 0 issued and outstanding as of June 30, 2018 and December 31, 2017	--	--
Series 4 Convertible Preferred Stock - $1,000 stated value; 10,185 shares authorized; 2,318.2933 and 0 issued and 2,318.2933 and 0 outstanding at June 30, 2018 and December 31, 2017. Liquidation preference of $0 at June 30, 2018 and December 31, 2017.	--	--
Common Stock - $0.001 par value; 250,000,000 shares authorized; 38,252,920 and 962,200 issued and 38,252,389 and 961,669 outstanding at June 30, 2018 and December 31, 2017, respectively.	38	1
Additional paid-in capital	108,539	78,302
Treasury stock, at cost, 531 shares	(695)	(695)
Accumulated other comprehensive income	26	31
Accumulated deficit (excluding $2,442 reclassified to additional paid in capital in quasi-reorganization)	(105,299)	(94,486)

Stockholders’ (Deficit) Equity Attributable to Inpixon	2,609	(16,847)

Non-controlling Interest	9	(2,006)

Total Stockholders’ (Deficit) Equity	2,618	(18,853)

Total Liabilities and Stockholders’ (Deficit) Equity	$24,892	$27,691

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Revenues
Products	$707	$12,210	$1,182	$21,659
Services	1,121	2,886	2,740	6,919
Total Revenues	1,828	15,096	3,922	28,578

Cost of Revenues
Products	343	10,231	598	18,285
Services	474	1,481	1,078	3,620
Total Cost of Revenues	817	11,712	1,676	21,905

Gross Profit	1,011	3,384	2,246	6,673

Operating Expenses
Research and development	321	454	681	1,012
Sales and marketing	975	2,181	1,944	4,221
General and administrative	4,841	4,595	9,017	9,255
Acquisition related costs	--	2	16	5
Amortization of intangibles	1,323	1,382	2,645	2,767

Total Operating Expenses	7,460	8,614	14,303	17,260

Loss from Operations	(6,449)	(5,230)	(12,057)	(10,587)

Other Income (Expense)
Interest expense	(356)	(1,344)	(1,638)	(2,027)
Change in fair value of derivative liability	--	152	48	208
Gain on the sale of Sysorex Arabia	--	--	23	--
Gain on the settlement of obligations	1	--	1	--
Other income/(expense)	949	--	1,524	(65)

Total Other Income (Expense)	594	(1,192)	(42)	(1,884)

Net Loss from Continuing Operations	(5,855)	(6,422)	(12,099)	(12,471)

Loss from Discontinued Operations, Net of Tax	--	(9)	--	(17)

Net Loss	(5,855)	(6,431)	(12,099)	(12,488)

Net Gain (Loss) Attributable to Non-controlling Interest	3	(4)	2	(9)

Net Loss Attributable to Stockholders of Inpixon	$(5,858)	$(6,427)	$(12,101)	$(12,479)

Deemed dividend to preferred stockholders	(9,727)	--	(11,235)	--
Net Loss Attributable to Common Stockholders	(15,585)	(6,427)	(23,336)	(12,479)

Net Loss Per Basic and Diluted Common Share
Loss from continuing operations	$(1.08)	$(81.20)	$(3.44)	$(164.63)
Loss from discontinued operations	$--	$(0.11)	$--	$(0.22)
Net Loss Per Share - Basic and Diluted	$(1.08)	$(81.26)	$(3.44)	$(164.74)

Weighted Average Shares Outstanding
Basic and Diluted	14,482,423	79,088	6,782,169	75,750

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)

Net Loss	$(5,855)	$(6,431)	$(12,099)	$(12,488)

Unrealized foreign exchange gain/(loss) from cumulative translation adjustments	2	(21)	(5)	(11)

Comprehensive Loss	$(5,853)	$(6,452)	$(12,104)	$(12,499)

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Unaudited)

(In thousands, except per share data)

	Series 3 Convertible		Series 4 Convertible				Additional			Accumulated Other		Non-	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Interest	(Deficit) Equity

Balance - January 1, 2018	--	$--	--	$--	962,200	$1	$78,302	(531)	$(695)	$31	$(94,485)	$(2,006)	$(18,852)
Common shares issued for services	--	--	--	--	7,838	--	80	--	--	--	--	--	$80
Stock options granted to employees for services	--	--	--	--	--	--	777	--	--	--	--	--	$777
Fractional shares issued for stock split	--	--	--	--	9,718	--	--	--	--	--	--	--	$--
Common and preferred shares issued in public offering, net	10,185	--	10,115.0000	--	3,925,780	6	27,957	--	--	--	--	--	$27,963
Redemption of convertible series 3 preferred stock	(10,185)	--	--	--	4,334,032	2	(4)	--	--	--	--	--	$(2)
Redemption of convertible series 4 preferred stock	--	--	(7,796.7067)	--	28,738,093	29	(29)	--	--	--	--	--	$--
Common shares issued for extinguishment of debenture liability	--	--	--	--	275,259	--	1,456	--	--	--	--	--	$1,456
Sale of Sysorex Arabia	--	--	--	--	--	--	--	--	--	--	--	2,013	$2,013
Adoption of accounting standards (Note 2)	--	--	--	--	--	--	--	--	--	--	1,287	--	$1,287
Cumulative Translation Adjustment	--	--	--	--	--	--	--	--	--	(5)	--	--	$(5)
Net loss	--	--	--	--	--	--	--	--	--	--	(12,101)	2	$(12,099)

Balance - June 30, 2018	--	$--	2,318.2933	$--	38,252,920	$38	$108,539	(531)	$(695)	$26	$(105,299)	$9	$2,618

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2018	2017
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(12,099)	$(12,488)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,040	834
Amortization of intangible assets	2,645	2,767
Stock based compensation	857	993
Amortization of technology	33	33
Change in fair value of derivative liability	(48)	(208)
Amortization of debt discount	417	1,251
Amortization of deferred financing costs	--	102
Provision for doubtful accounts	221	--
Gain on the settlement of liabilities	(262)	--
Gain on the sale of Sysorex Arabia	(23)	--
Other	2	41

Changes in operating assets and liabilities:
Accounts receivable and other receivables	741	5,691
Inventory	(62)	267
Other current assets	78	523
Prepaid licenses and maintenance contracts	(12)	5,644
Other assets	(41)	(106)
Accounts payable	(6,934)	2,839
Accrued liabilities	(3,561)	(515)
Deferred revenue	52	(6,024)
Other liabilities	(973)	(101)
Total Adjustments	(5,830)	14,031

Net Cash (Used in) Provided by Operating Activities	(17,929)	1,543

Cash Flows Used in Investing Activities
Purchase of property and equipment	(39)	(86)
Investment in capitalized software	(364)	(718)
Investment in technology	(175)	--
Net Cash Flows Used in Investing Activities	(578)	(804)

Cash Flows from Financing Activities
Repayments to bank facility	(1,141)	(4,345)
Net proceeds from issuance of common stock, preferred stock and warrants	27,961	5,570
Repayment of notes payable	(113)	(20)
Repayment of debenture	--	(3,050)
Net proceeds from convertible promissory notes	--	2,000
Repayment of convertible promissory notes	--	(2,662)
Net Cash Provided by (Used In) Financing Activities	26,707	(2,507)
Effect of Foreign Exchange Rate on Changes on Cash	(5)	(11)
Net Increase (Decrease) in Cash and Cash Equivalents	8,195	(1,779)
Cash and Cash Equivalents - Beginning of period	141	1,821
Cash and Cash Equivalents - End of period	$8,336	$42

Supplemental Disclosure of cash flow information:
Cash paid for:
Interest	$695	$468
Income Taxes	$--	$--

Supplemental disclosures of non-cash investing and financing activities:
Reclassification of warrants to derivative liabilities	$--	$3,773
Issuance of shares for acquisition	$--	$567
Issuance of shares for settlement of accrued interest	$--	$316
Common shares issued for extinguishment of debenture liability	$1,456	$--
Adjustments to opening retained earnings for adoption of ASC 606	$1,287	$--

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

Note 1 - Organization and Nature of Business and Going Concern

Inpixon, through its wholly-owned subsidiaries, Sysorex, Inc., formerly known as (f/k/a) Inpixon USA (“Sysorex”), Sysorex Government Services, Inc., f/k/a Inpixon Federal, Inc. (“SGS”), Inpixon Canada, Inc. (“Inpixon Canada”), and its majority-owned subsidiary Sysorex India Limited (“Sysorex India”) (unless otherwise stated or the context otherwise requires, the terms “Inpixon” “we,” “us,” “our” and the “Company” refer collectively to Inpixon and the above subsidiaries), provides Big Data analytics and location based products and related services for the cyber-security and Internet of Things markets. The Company is headquartered in California, and has sales and subsidiary offices in Virginia, California, Hyderabad, India and Vancouver, Canada.

On December 31, 2017, and as more fully described in Note 4, the Company acquired approximately 82.5% of the outstanding equity securities of Sysorex India which is in the business of IT Services including software application and development, quality assurance (“QA”) and testing and graphical user interface (“GUI”) development.

On May 18, 2018 Inpixon Federal, Inc. formerly changed its name with the State of Virginia to Sysorex Government Services, Inc. On July 26, 2018, and as more fully described in Note 17, Inpixon USA was part of a reorganization whereby the surviving entity was named Sysorex, Inc.

Going Concern and Management’s Plans

As of June 30, 2018, the Company has a working capital deficiency of approximately $10.2 million. For the six months ended June 30, 2018, the Company incurred a net loss of approximately $12.1 million. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the financial statements are issued.

On January 5, 2018, the Company entered into a securities purchase agreement with certain investors pursuant to which it sold an aggregate of 599,812 shares of the Company’s common stock and warrants to purchase up to 599,812 shares of common stock at a purchase price of $5.31 per share of common stock for aggregate gross proceeds of approximately $3.2 million. On February 20, 2018, the Company completed a public offering consisting of an aggregate of 3,325,968 Class A units, at a price to the public of $2.35 per Class A unit, and 10,184.9752 Class B units, at a price to the public of $1,000 per Class B unit for aggregate gross proceeds of approximately $18 million. On April 24, 2018, the Company completed a public offering consisting of 10,115 units at a price to the public of $1,000 per unit for aggregate net proceeds after expenses of approximately $9.2 million.

The Company expects its capital resources as of June 30, 2018, availability on the Payplant Facility to finance purchase orders and invoices in an amount equal to 80% of the face value of purchase orders received (as described in Note 8), funds from higher margin business line expansion and credit limitation improvements should be sufficient to fund planned operations during the year ending December 31, 2018. However, the Company is pursuing strategic transactions and if the Company pursues acquisitions, other expansion plans or changes its business plan it may need to raise additional capital. The Company may raise the additional capital, if needed, through the issuance of equity, equity-linked or debt securities. The Company’s board of directors has approved the separation of the Company’s infrastructure business segment, sometimes referred to as the Value Added Reseller (“VAR”) business from the indoor positioning analytics business, pursuant to a Separation and Distribution Agreement, dated August 7, 2018 which is anticipated to reduce operating expenses and eliminate substantially all of the Company’s trade debt. In connection with such a transaction, the Company has agreed to contribute an amount equal to $2 million to Sysorex from Inpixon’s cash and cash equivalents on Inpixon’s balance sheet at the effective time of the spin-off which amount shall be reduced by the aggregate amount of certain operating and other expenses of Sysorex that have been or will be satisfied by Inpixon from June 30, 2018 through the distribution date which will reduce the Company’s available capital resources. The Company’s condensed consolidated financial statements as of June 30, 2018 have been prepared under the assumption that we will continue as a going concern for the next twelve months from the date the financial statements are issued. Management’s plans and assessment of the probability that such plans will mitigate and alleviate any substantial doubt about the Company’s ability to continue as a going concern, is dependent upon the ability to attain further operating efficiency, reduce expenditures, and, ultimately, to generate sufficient levels of revenue, which together represent the principal conditions that raise substantial doubt about our ability to continue as a going concern. The Company’s condensed consolidated financial statements as of June 30, 2018 do not include any adjustments that might result from the outcome of this uncertainty.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information, which are the accounting principles that are generally accepted in the United States of America. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the Company’s operations for the six month period ended June 30, 2018 is not necessarily indicative of the results to be expected for the year ending December 31, 2018.  These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the years ended December 31, 2017 and 2016 included in the Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 27, 2018.

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

Revenue Recognition

Hardware and Software Revenue Recognition

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-08, “Revenue from Contracts with Customers - Principal versus Agent Considerations”, in April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing” and in May 9, 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606)”, or ASU 2016-12. This update provides clarifying guidance regarding the application of ASU No. 2014-09 - Revenue From Contracts with Customers which is not yet effective. These new standards provide for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. In July 2015, the FASB deferred the effective date of ASU 2014-09 until annual and interim periods beginning on or after December 15, 2017. It has replaced most existing revenue recognition guidance under GAAP. The ASU may be applied retrospectively to historical periods presented or as a cumulative-effect adjustment as of the date of adoption. We have adopted Topic 606 using a modified retrospective approach and will be applied prospectively in our financial statements from January 1, 2018 forward. Revenues under Topic 606 are required to be recognized either at a “point in time” or “over time”, depending on the facts and circumstances of the arrangement, and will be evaluated using a five-step model. The adoption of Topic 606 did not have a material impact on our financial statements, either at initial implementation nor will it have a material impact on an ongoing basis.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

Note 3 - Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

For sales of hardware and software products, the Company’s performance obligation is satisfied at a point in time when they are shipped to the customer. This is when the customer has title to the product and the risks and rewards of ownership. The delivery of products to our customers occurs in a variety of ways, including (i) as a physical product shipped from the Company’s warehouse, (ii) via drop-shipment by a third-party vendor, or (iii) via electronic delivery with respect to software licenses. The Company leverages drop-ship arrangements with many of its vendors and suppliers to deliver products to customers without having to physically hold the inventory at its warehouse. In such arrangements, the Company negotiates the sale price with the customer, pays the supplier directly for the product shipped, bears credit risk of collecting payment from its customers and is ultimately responsible for the acceptability of the product and ensuring that such product meets the standards and requirements of the customer. Accordingly, the Company is the principal in the transaction with the customer and records revenue on a gross basis. The Company receives fixed consideration for sales of hardware and software products. The Company’s customers generally pay within 30 to 60 days from the receipt of a customer approved invoice. The Company has elected the practical expedient to expense the costs of obtaining a contract when they are incurred because the amortization period of the asset that otherwise would have been recognized is less than a year.

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

License and Maintenance Services Revenue Recognition

The Company provides a customized design and configuration solution for its customers and in this capacity resells hardware, software and other IT equipment license and maintenance services in exchange for fixed fees. The Company selects the vendors and sells the products and services, including maintenance services, that best fit the customer’s needs. For sales of maintenance services and warranties, the customer obtains control at the point in time that the services to be provided by a third party vendor are purchased by the customer and therefore the Company’s performance obligation to provide the overall systems solution is satisfied at that time. The Company’s customers generally pay within 30 to 60 days from the receipt of a customer approved invoice.

Typically, the Company sells maintenance contracts between the manufacturer and the customer for a separate fee with initial contractual periods ranging from one to five years with renewal for additional periods thereafter. The Company’s performance obligation is to work with customers to identify the computer maintenance and warranty services that best suit the customer’s needs and sell them those products and services however the maintenance is provided to the customer by the manufacturer. While a third party is responsible for actually performing the services for the customer, historically, in accordance with its policies and historical business practices, the Company has assumed responsibility for ensuring that the recommended services that are provided as part of the overall solution meets client expectations and therefore the Company assumes control of the services to be provided before they are performed for the benefit of the customer. In addition, the Company has full discretion in establishing the sale price to the customer which is determined based on the entire customized solution of products and services offered to the customer and bears the credit risk by paying the supplier for purchased services and collecting payment from the customer and therefore recognizes revenue from maintenance services on a gross basis, For these contracts the customer is invoiced one time and pays up front for the full term of the warranty and maintenance contract. Prior to the adoption of ASC 606 as of January 1, 2018, revenue from these contracts was recognized ratably over the contract period with the unearned revenue recorded as deferred revenue and amortized over the contract period. Adoption of Topic 606 has changed the recognition of our license and maintenance revenue as it was previously recognized over time however under the new policy it is recognized at a point in time and therefore the Company’s accumulated deferred revenue was accelerated as of January 1, 2018.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

Note 3 - Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

Professional Services Revenue Recognition

The Company’s professional services include fixed fee and time and materials contracts. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in Accounting Standards Codification (“ASC”) 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the three and six months ended June 30, 2018 and 2017, the Company did not incur any such losses. These amounts are based on known and estimated factors. Revenues from time and material or firm fixed price long-term and short-term contracts are derived principally with various United States government agencies and commercial customers.

Contract Balances

The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied. The Company had deferred revenue of approximately $109,000 as of June 30, 2018 related to cash received in advance for product maintenance services provided by the Company’s technical staff. The Company expects to satisfy its remaining performance obligations for these maintenance services and recognize the deferred revenue over the next twelve months.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

Note 3 - Summary of Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

The Company incurred stock-based compensation charges, net of estimated forfeitures, of $571,000 and $710,000 for the three months ended June 30, 2018 and 2017, and $857,000 and $993,000 for the six months ended June 30, 2018 and 2017, respectively, which are included in general and administrative expenses. The following table summarizes the nature of such charges for the periods then ended (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Compensation and related benefits	$571	$250	$777	$512
Professional and legal fees	--	145	80	159
Acquisition transaction costs	--	--	--	7
Interest expense	--	315	--	315
Totals	$571	$710	$857	$993

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

The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the six months ended June 30, 2018 and 2017:

	For the Six Months Ended June 30,
	2018	2017
Options	2,722,309	12,228
Warrants	64,918,852	9,581
Convertible preferred stock	32,110,791	--
Convertible note	630,139	--
Convertible debenture	--	3,927
Reserved for service providers	44,000	--
Totals	100,426,091	25,736

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

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

Note 3 - Summary of Significant Accounting Policies (continued)

Reclassification

Certain accounts in the prior year’s financial statements have been reclassified for comparative purposes to conform to the presentation in the current year’s financial statements. These reclassifications have no effect on previously reported earnings.

Derivative Liabilities

During the year ended December 31, 2016, the Company issued a convertible debenture that included reset provisions considered to be down-round protection. In addition, the Company issued warrants that include a fundamental transaction clause which provide for the warrant holders to be paid in cash the fair value of the warrants as computed under a Black Scholes valuation model. The Company determined that the conversion feature and warrants are derivative instruments pursuant to ASC 815 “Derivatives and Hedging” issued by the FASB. The accounting treatment of derivative financial instruments requires that the Company bifurcate the conversion feature and record it as a liability at fair value and the fair value of the warrants were computed as defined in the agreement. The instruments are marked-to-market at fair value as of each balance sheet date. Any change in fair value is recorded as a change in the fair value of derivative liabilities for each reporting period. The fair value of the conversion feature was determined using the Binomial Lattice model. The Company reassesses the classification at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. As of June 30, 2018, the fair value of the derivative liability was $0.

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

Based on its assessments, the Company did not record any impairment charges for the six months ended June 30, 2018 and 2017.

Recent Accounting Standards

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The FASB issued ASU 2015-17 as part of its ongoing Simplification Initiative, with the objective of reducing complexity in accounting standards. The amendments in ASU 2015-17 require entities that present a classified balance sheet to classify all deferred tax liabilities and assets as a noncurrent amount. This guidance does not change the offsetting requirements for deferred tax liabilities and assets, which results in the presentation of one amount on the balance sheet. Additionally, the amendments in ASU 2015-17 align the deferred income tax presentation with the requirements in International Accounting Standards (IAS) 1, Presentation of Financial Statements. The amendments in ASU 2015-17 are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of ASU 2015-17 did not have a material impact on its financial statements.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

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

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

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

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our condensed consolidated income statement and balance sheet was as follows (in millions):

	For the Three Months Ended June 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Income Statement
Revenues
Products (A)	707	2,345	(1,638)
Services	1,121	1,121	--

Cost and expenses
Cost of Revenues
Products (A)	343	1,728	(1,385)
Services	474	474	--

Gross Profit	1,011	1,264	(253)
Income/Loss from Operations	(6,449)	(6,196)	(253)
Net Income (Loss)	(5,855)	(5,602)	(253)

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

Note 3 - Summary of Significant Accounting Policies (continued)

Recent Accounting Standards (continued)

	For the Six Months Ended June 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Income Statement
Revenues
Products (A)	1,182	4,852	(3,670)
Services	2,740	2,740	--

Cost and expenses
Cost of Revenues
Products (A)	598	3,700	(3,102)
Services	1,078	1,078	--

Gross Profit	2,246	2,814	(568)
Income/Loss from Operations	(12,057)	(11,489)	(568)
Net Income (Loss)	(12,099)	(11,531)	(568)

	As of June 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Balance Sheet
Assets
Prepaid Licenses & Maintenance Contracts, current	12	1,548	(1,536)
Prepaid Licenses & Maintenance Contracts, non-Current	--	2,264	(2,264)

Liabilities
Deferred Revenue , current	109	1,994	(1,885)
Deferred Revenue, non-current	--	2,636	(2,636)

Equity
Accumulated Deficit	(105,299)	(106,019)	720

(A)	Product revenues and cost of revenues include maintenance/licenses contracts that are sold by the company but performed by third parties.

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

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

Note 4 - Sysorex India Acquisition

Effective as of December 31, 2017, the Company acquired approximately 82.5% of the outstanding equity securities of Sysorex India from Sysorex Consulting, Inc. (“SCI”) pursuant to that certain Stock Purchase Agreement, dated as of December 31, 2017, by and among the Company, SCI and Sysorex India, in exchange for the assignment by the Company of $37,000 of outstanding receivables.

The Company acquired Sysorex India to pursue sales and business development opportunities in India. In addition, the Company is looking to potentially expand its engineering and development teams in India. Sysorex India is in the business of IT Services including software application and development, QA and testing and GUI development.

The purchase price is allocated as follows (in thousands):

Assets Acquired:
Cash	$1
Fixed assets	14
Other assets	32
Total Assets Acquired	47

Liabilities Assumed:
Other current liabilities	10
Total Liabilities Assumed	10

Total Purchase Price	$37

Note 5 - Inventory

Inventory as of June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	As of June 30, 2018	As of December 31, 2017
Raw materials	$220	$220
Work in process	--	7
Finished goods	632	563
Total Inventory	$852	$790

Note 6 - Goodwill

The Company has recorded goodwill and other indefinite-lived assets in connection with its acquisitions of Lilien LLC, including all of the outstanding capital stock of Lilien Systems (collectively, “Lilien”), Shoom Inc. (“Shoom”), AirPatrol Corporation (“Airpatrol”), LightMiner Systems, Inc. (“Lightminer”) and Integrio, LLC (“Integrio”). Goodwill, which represents the excess of acquisition cost over the fair value of the net tangible and intangible assets of the acquired company, is not amortized. Indefinite-lived intangible assets are stated at fair value as of the date acquired in a business combination. The Company’s goodwill balance and other assets with indefinite lives were evaluated for potential impairment during the six months ended June 30, 2018 and 2017 and it was determined that there was no impairment.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

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

The Company did not recognize any depreciation or amortization expense related to discontinued operations during the six months ended June 30, 2018 or 2017. There were no significant capital expenditures or non-cash operating or investing activities of discontinued operations during the periods presented. The operations of Sysorex Arabia were insignificant for the year ended December 31, 2017. On January 18, 2018, the Company sold its 50.2% interest in Sysorex Arabia to SCI in consideration for SCI’s assumption of 50.2% of the assets and liabilities of Sysorex Arabia.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

Note 7 - Discontinued Operations (continued)

End of Service Indemnity Provision

In accordance with local labor laws, Sysorex Arabia is required to accrue benefits payable to its employees at the end of their services with Sysorex Arabia. For the six months ended June 30, 2018 and 2017, no amounts were required to be accrued under this provision.

Note 8 - Debt

Debt as of June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	As of June 30, 2018	As of December 31, 2017
Short-Term Debt
Notes payable (A)	$1,815	$1,917
Revolving line of credit (B)	--	1,141
Total Short-Term Debt	$1,815	$3,058

Long-Term Debt
Notes payable	$142	$175
Senior secured convertible debenture, less debt discount of $417 (C)	--	592
Total Long-Term Debt	$142	$767

(A)	Convertible Notes Payable

On November 17, 2017, the Company issued a $1.745 million principal face amount convertible promissory note (the “November Note”) to an accredited investor (the “November Noteholder”) which yielded net proceeds of $1.5 million to the Company pursuant to that certain Securities Purchase Agreement, dated as of November 17, 2017, by and between the Company and the November Noteholder (the “November Note SPA” and together with the November Note, the “November Transaction Documents”). On January 5, 2018, the November Transaction Documents were amended pursuant to a Waiver and First Amendment Agreement (the “Waiver and Amendment Agreement”). The November Note, as amended, bears interest at the rate of 10% per year and is due 10 months after the date of issuance. In accordance with the Waiver and Amendment Agreement, the Conversion Price (as defined in the November Note) was amended to be equal to 70% of the closing bid price reported by the Nasdaq Stock Market as of the date immediately prior to each applicable conversion, subject to a floor of $3.00 (subject to adjustment). The approval of the issuance of the shares of common stock pursuant to the Waiver and Amendment Agreement was obtained at a meeting of stockholders held on February 2, 2018.

Redemptions may occur at any time after the 6 month anniversary of the date of issuance of the November Note with a minimum redemption price equal to the Conversion Price. If the conversion rate is less than the market price, then the redemptions must be made in cash. The November Note contains standard events of default and a schedule of redemption premiums and a most favored nations provision which allows for adjustments upon dilutive issuances which is subject to a floor of $3.00.

On May 23, 2018, the Company and the November Noteholder entered into a Standstill Agreement whereby the November Noteholder agreed to delay for a period of nine months following the Purchase Price Date its right to make redemptions under the November Note. In exchange for the agreement and for reimbursement of the fees incurred by the November Noteholder in having the Standstill Agreement prepared, the Company paid the November Noteholder $68,000 upon execution of the agreement which is included as a part of interest expense in the statement of operations.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

Note 8 - Debt (continued)

(B)	Revolving Lines of Credit

Payplant Accounts Receivable Bank Line

Pursuant to the terms of that certain Commercial Loan Purchase Agreement, dated as of August 14, 2017 (the “Purchase Agreement”), Gemcap Lending I, LLC (“GemCap”) sold and assigned to Payplant LLC, as agent for Payplant Alternatives Fund LLC (“Payplant” or “Lender”), all of its right, title and interest to that certain revolving Secured Promissory Note in an aggregate principal amount of up to $10,000,000 (the “GemCap Note”) issued in accordance with that certain Loan and Security Agreement, dated as of November 14, 2016 (the “GemCap Loan”), by and among Gemcap and the Company and its wholly-owned subsidiaries, Sysorex and SGS for an aggregate purchase price of $1,402,770.16.

In connection with the purchase and assignment of the Gemcap Loan in accordance with the Purchase Agreement, the GemCap Loan was amended and restated in accordance with the terms and conditions of the Payplant Loan and Security Agreement, dated as of August 14, 2017, between the Company and Payplant (the “Loan Agreement”). The Loan Agreement allows the Company to request loans (each a “Loan” and collectively the “Loans”) from the Lender (in the manner provided therein) with a term of no greater than 360 days in amounts that are equivalent to 80% of the face value of purchase orders received (“Aggregate Loan Amount”). The Lender is not obligated to make the requested loan, however, if the Lender agrees to make the requested loan, before the loan is made, the Company must provide Lender with (i) one or more promissory notes (“Notes”) for the amount being loaned in favor of Lender, (ii) one or more guaranties executed in favor of Lender and (iii) other documents and evidence of the completion of such other matters as Lender may request. The principal amount of each Loan shall accrue interest at a 30 day rate of 2% (the “Interest Rate”), calculated per day on the basis of a year of 360 days and, when combined with all fees that may be characterized as interest will not exceed the maximum rate allowed by law Upon the occurrence and during the continuance of any event of default, interest shall accrue at a rate equal to the Interest Rate plus 0.42% per 30 days. All computations of interest shall be made on the basis of a year of 360 days. The promissory note is subject to the interest rates described in the Loan Agreement and is secured by the assets of the Company pursuant to the Loan Agreement and will be satisfied in accordance with the terms of the Payplant Client Agreement.

(C)	Senior Secured Debenture

Debenture Amendment

On January 5, 2018, the then holder of that certain 8% Original Issue Discount Note (the “Debenture”) of which an aggregate principal amount of $1,004,719 plus interest and the Company agreed to amend the Debenture to:

(i) cause an event of default in the event of the failure by the Company to amend its Articles of Incorporation in order to increase its authorized shares (the “Authorized Share Amendment”) or otherwise reserve a sufficient number of shares of common stock for issuance upon conversion of the Debenture on or prior to February 15, 2018; and

(ii) require a reserve of at least 150% of the number of shares into which the Debenture is convertible upon the effectiveness of the Authorized Share Amendment.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

Note 8 - Debt (continued)

(C)	Senior Secured Debenture (continued)

Debenture Amendment (continued)

On February 9, 2018, the holder of the Debenture delivered a final conversion notice to the Company pursuant to which it converted $317,000 of principal of the Debenture into 105,820 shares of the Company’s common stock, which satisfied the debenture in full.

The Company analyzed the conversions of the Debenture and determined there was a beneficial conversion feature which has a value of $439,000. The Company recorded this amount as interest expense-debt discount on the condensed consolidated statement of operations and as an increase to additional paid in capital on the condensed consolidated balance sheet.

Note 9 - Capital Raise

January 2018 Capital Raise

On January 5, 2018, the Company entered into that certain Securities Purchase Agreement (the “January 2018 SPA”) with certain investors (the “January 2018 Investors”) pursuant to which the Company agreed to sell an aggregate of 599,812 shares (the “January 2018 Shares”) of the Company’s common stock, at a purchase price of $5.31 per share (the “January 2018 Offering”) and warrants to purchase up to 599,812 shares (the “January 2018 Warrant Shares”) of common stock (the “January 2018 Warrants”). The aggregate gross proceeds for the sale of the January 2018 Shares and January 2018 Warrants was approximately $3.2 million. The January 2018 Warrants were initially exercisable at an exercise price per share equal to $6.60, subject to certain adjustments, and will expire on the five year anniversary of the initial exercise date. Following the February offering described below, the exercise price of the January 2018 Warrants was reduced to $3.00 per share.

February 2018 Public Offering

On February 20, 2018, the Company completed a public offering for approximately $18 million in securities, consisting of an aggregate of 3,325,968 Class A units, at a price to the public of $2.35 per Class A unit, each consisting of one share of the Company’s common stock and a five-year warrant to purchase one share of common stock at an exercise price of $3.50 per share (“February 2018 Warrants”), and 10,184.9752 Class B units, at a price to the public of $1,000 per Class B unit, each consisting of one share of the Company’s newly designated Series 3 convertible preferred stock (“Series 3 Preferred”) with a stated value of $1,000 and initially convertible into approximately 426 shares of our common stock at a conversion price of $2.35 per share for up to an aggregate of 4,334,032 shares of common stock and February 2018 Warrants exercisable for the number of shares of common stock into which the shares of Series 3 Preferred were initially convertible.

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

The embedded conversion option associated with the Series 3 Preferred shares has a beneficial conversion feature which has a value of $1,508,000. The Company recorded this amount as a deemed dividend on the condensed consolidated statement of operations for these beneficial conversion features.

April 2018 Public Offering

On April 24, 2018, the Company completed a public offering consisting of 10,115 units at a price to the public of $1,000 per unit, each consisting of (i) one share of our newly designated Series 4 convertible preferred stock (the “Series 4 Preferred”) with a stated value of $1,000 and initially convertible into approximately 2,174 shares of common stock, at a conversion price of $0.46 per share (subject to adjustment) and (ii) one warrant to purchase such number of shares of common stock as each share of Series 4 Preferred is convertible into. The warrants are immediately exercisable at an exercise price of $0.67 per share (subject to adjustment). The Company received approximately $10.1 million in gross proceeds from this offering, before deducting placement agent fees and offering expenses payable by the Company. After deducting placement agent fees and expenses, the net proceeds from this offering were approximately $9.2 million.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

Note 9 - Capital Raise (continued)

April 2018 Public Offering (continued)

The embedded conversion option associated with the Series 4 Preferred shares has a beneficial conversion feature which has a value of $673,000. Additionally, the embedded conversion option had a price reset feature which resulted in the reduction of the conversion price from $0.46 to $0.1779 on June 25, 2018 which has a value of $4,226,000. The Company recorded $4,899,000 as a deemed dividend on the condensed consolidated statement of operations for these beneficial conversion features.

The April 2018 capital raise reset the price of the February 2018 Warrants to the floor price of $0.634 and increased the number of shares issuable upon exercise of such warrants to 42,287,102 shares of common stock. The Company has presented a deemed dividend of $4,828,000 on the condensed consolidated statement of operations for this price reset.

Note 10 - Common Stock

On January 5, 2018 the Company issued 7,838 shares of common stock pursuant to a subscription agreement with a service provider at a purchase price of $10.20 per share, in satisfaction of $80,000 payable to the provider.

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

During the three months ended March 31, 2018, 9773.7252 shares of Series 3 Preferred were converted into 4,159,032 shares of the Company’s common stock.

During the three months ended March 31, 2018, the Company issued 9,718 shares of common stock for fractional shares due to the reverse stock split effective February 6, 2018.

During the three months ended June 30, 2018, 411.25 shares of Series 3 Preferred were converted into 175,000 shares of the Company’s common stock.

During the three months ended June 30, 2018, 7,796.7067 shares of Series 4 Preferred were converted into 28,738,093 shares of the Company’s common stock.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

Note 11 - Preferred Stock

Series 3 Preferred

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

On February 20, 2018, the Company completed a public offering including an aggregate of 10,184.9752 Class B units, at a price to the public of $1,000 per Class B unit, each consisting of one share of the Company’s newly designated Series 3 Preferred with a stated value of $1,000 and initially convertible into approximately 426 shares of our common stock at a conversion price of $2.35 per share (see Note 9).

During the three months ended March 31, 2018, 9773.7252 shares of Series 3 Preferred were converted into 4,159,032 shares of the Company’s common stock. During the three months ended June 30, 2018, 411.25 shares of Series 3 Preferred were converted into 175,000 shares of the Company’s common stock. As of June 30, 2018 there are no Series 3 Preferred shares outstanding.

Series 4 Preferred

On April 20, 2018, the Company filed with the Secretary of State of the State of Nevada the Certificate of Designation that created the Series 4 Preferred, authorized 10,415 shares of Series 4 Preferred and designated the preferences, rights and limitations of the Series 4 Preferred. The Series 4 Preferred is non-voting (except to the extent required by law) and was convertible into the number of shares of common stock, determined by dividing the aggregate stated value of the Series 4 Preferred of $1,000 per share to be converted by $0.46 (the “Conversion Price”). On June 25, 2018, in accordance with the terms of the price reset provisions described in the Certificate of Designations the Conversion Price of the Series 4 Preferred was adjusted to $0.1779.

On April 24, 2018, the Company completed a public offering consisting of 10,115 units at a price to the public of $1,000 per unit, each consisting of (i) one share of our newly designated Series 4 Preferred and (ii) one warrant to purchase such number of shares of common stock as each share of Series 4 Preferred is convertible into (see Note 9).

During the three months ended June 30, 2018, 7,796.7067 shares of Series 4 Preferred were converted into 28,738,093 shares of the Company’s common stock. As of June 30, 2018 there were 2,318.2933 of Series 4 Preferred shares outstanding.

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

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

Note 13 - Stock Options

In September 2011, the Company adopted the 2011 Employee Stock Incentive Plan (the “2011 Plan”) which provides for the granting of incentive and non-statutory common stock options and stock based incentive awards to employees, non-employee directors, consultants and independent contractors. The plan was amended and restated in May 2014. Unless terminated sooner by the Board of Directors, this plan will terminate on August 31, 2021.

In February 2018, the Company adopted the 2018 Employee Stock Incentive Plan (the “2018 Plan”) and in conjunction with the 2011 Plan, the “Option Plans”, which will be utilized with the 2011 Plan for employees, corporate officers, directors, consultants and other key persons employed. The 2018 Plan will provide for the granting of incentive stock options, NQSOs, stock grants and other stock-based awards, including Restricted Stock and Restricted Stock Units (as defined in the 2018 Plan).

Incentive stock options granted under the Option Plans are granted at exercise prices not less than 100% of the estimated fair market value of the underlying common stock at date of grant. The exercise price per share for incentive stock options may not be less than 110% of the estimated fair value of the underlying common stock on the grant date for any individual possessing more that 10% of the total outstanding common stock of the Company. Options granted under the Option Plans vest over periods ranging from immediately to four years and are exercisable over periods not exceeding ten years.

The aggregate number of shares that may be awarded under the 2011 Plan as of December 31, 2017 is 16,629 and awarded under the 2018 Plan is 4,000,000. As of June 30, 2018, 2,722,309 of options were granted to employees, directors and consultants of the Company (including 1,389 shares outside of our plan) and 295,709 options were available for future grant under the Option Plans.

During the six months ended June 30, 2018, the Company granted options under the 2018 Plan for the purchase of 2,714,500 shares of common stock to employees and consultants of the Company. These options are 100% vested or vest pro-rata over 48 months, have a life of ten years and an exercise price between $0.18 and $0.36 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the awards was determined to be $428,000. The fair value of the common stock as of the grant date was determined to be between $0.18 and $0.36 per share.

The Company recorded a stock-based compensation charge of $571,000 and $710,000 for the three months ended June 30, 2018 and 2017, and $857,000 and $993,000 for the six months ended June 30, 2018 and 2017, respectively.

As of June 30, 2018, the fair value of non-vested options totaled $418,245 which will be amortized to expense over the weighted average remaining term of 0.76 years.

The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. Key weighted-average assumptions used to apply this pricing model during the six months ended June 30, 2018 and 2017 were as follows:

	For the Six Months Ended June 30,
	2018	2017
Risk-free interest rate	2.79-3.01%	2.27%
Expected life of option grants	5-6 years	7 years
Expected volatility of underlying stock	45.64-46.18%	47.34%
Dividends assumption	$--	$--

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

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

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

The Company maintains cash deposits with financial institutions, which, from time to time, may exceed federally insured limits. Cash is also maintained at foreign financial institutions for its Canadian subsidiary and its majority-owned Saudi Arabia subsidiary. Cash in foreign financial institutions as of June 30, 2018 and December 31, 2017 was immaterial. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash.

The following table sets forth the percentages of revenue derived by the Company from those customers which accounted for at least 10% of revenues during the six months ended June 30, 2018 and 2017 (in thousands):

	For the Six Months Ended June 30, 2018		For the Six Months Ended June 30, 2017
	$	%	$	%
Customer A	644	16%	--	--
Customer B	512	13%	--	--
Customer C	422	11%	--	--
Customer D	--	--	5,264	18%

The following table sets forth the percentages of revenue derived by the Company from those customers which accounted for at least 10% of revenues during the three months ended June 30, 2018 and 2017 (in thousands):

	For the Three Months Ended June 30, 2018		For the Three Months Ended June 30, 2017
	$	%	$	%
Customer A	319	17%	--	--
Customer B	211	12%	--	--
Customer C	195	11%	--	--
Customer D	--	--	3,648	24%

As of June 30, 2018, Customer A represented approximately 22%, Customer B represented approximately 17%, and Customer C represented approximately 15% of total accounts receivable. As of June 30, 2017, there were no customer concentrations greater than 10% of total accounts receivable.

As of June 30, 2018, two vendors represented approximately 36% and 20% of total gross accounts payable. There were no purchases from these vendors during the three and six months ended June 30, 2018.  As of June 30, 2017, one vendor represented approximately 40% of total gross accounts payable. Purchases from this vendor during the three months ended June 30, 2017 were $4.1 million. Purchases from this vendor during the six months ended June 30, 2017 were $5.8 million.

Note 15 - Segment Reporting and Foreign Operations

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

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

Note 15 - Segment Reporting and Foreign Operations (continued)

The following tables present key financial information of the Company’s reportable segments before unallocated corporate expenses (in thousands):

	Indoor Positioning Analytics	Infrastructure	Consolidated

For the Three Months Ended June 30, 2018:

Net revenues	$1,274	$554	$1,828
Cost of net revenues	$(369)	$(448)	$(817)
Gross profit	$905	$106	$1,011
Gross margin %	71%	19%	55%
Depreciation and amortization	$120	$406	$526
Amortization of intangibles	$804	$519	$1,323

For the Three Months Ended June 30, 2017:

Net revenues	$1,156	$13,940	$15,096
Cost of net revenues	$(380)	$(11,332)	$(11,712)
Gross profit	$776	$2,608	$3,384
Gross margin %	67%	19%	22%
Depreciation and amortization	$93	$340	$433
Amortization of intangibles	$863	$519	$1,382

For the Six Months Ended June 30, 2018:

Net revenues	$2,121	$1,801	$3,922
Cost of net revenues	$(604)	$(1,072)	$(1,676)
Gross profit	$1,517	$729	$2,246
Gross margin %	72%	40%	57%
Depreciation and amortization	$279	$761	$1,040
Amortization of intangibles	$1,607	$1,038	$2,645

For the Six Months Ended June 30, 2017:

Net revenues	$2,137	$26,441	$28,578
Cost of net revenues	$(723)	$(21,182)	$(21,905)
Gross profit	$1,414	$5,259	$6,673
Gross margin %	66%	20%	23%
Depreciation and amortization	$168	$665	$833
Amortization of intangibles	$1,729	$1,038	$2,767

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

Note 15 - Segment Reporting and Foreign Operations (continued)

Reconciliation of reportable segments’ combined income from operations to the consolidated loss before income taxes is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Income from operations of reportable segments	$1,011	$3,384	$2,246	$6,673
Unallocated operating expenses	(7,460)	(8,614)	(14,303)	(17,260)
Interest expense	(356)	(1,344)	(1,638)	(2,027)
Other income (expense)	950	152	1,596	143
Loss from discontinued operations	--	(9)	--	(17)
Consolidated loss before income taxes	$(5,855)	$(6,431)	$(12,099)	$(12,488)

The Company’s operations are located primarily in the United States, Canada and Saudi Arabia. Revenues by geographic area are attributed by country of domicile of our subsidiaries. The financial data by geographic area are as follows (in thousands):

	United		Saudi
	States	Canada	Arabia	India	Eliminations	Total
For the Three Months Ended June 30, 2018:
Revenues by geographic area	$1,823	$5	$--	$74	$(74)	$1,828
Operating income (loss) by geographic area	$(6,078)	$(387)	$--	$16	$--	$(6,449)
Net income (loss) by geographic area	$(5,484)	$(387)	$--	$16	$--	$(5,855)

For the Three Months Ended June 30, 2017:
Revenues by geographic area	$15,025	$70	$--	$--	$--	$15,096
Operating loss by geographic area	$(4,784)	$(447)	$--	$--	$--	$(5,230)
Net loss by geographic area	$(5,975)	$(447)	$(9)	$--	$--	$(6,431)

For the Six Months Ended June 30, 2018:
Revenues by geographic area	$3,911	$11	$--	$126	$(126)	$3,922
Operating income (loss) by geographic area	$(11,195)	$(876)	$--	$14	$--	$(12,057)
Net income (loss) by geographic area	$(11,233)	$(880)	$--	$14	$--	$(12,099)

For the Six Months Ended June 30, 2017:
Revenues by geographic area	$28,452	$126	$--	$--	$--	$28,578
Operating loss by geographic area	$(9,739)	$(848)	$--	$--	$--	$(10,587)
Net loss by geographic area	$(11,623)	$(848)	$(17)	$--	$--	$(12,488)

As of June 30, 2018:
Identifiable assets by geographic area	$24,557	$269	$--	$66	$--	$24,892
Long lived assets by geographic area	$11,964	$133	$--	$9	$--	$12,106

As of December 31, 2017:
Identifiable assets by geographic area	$27,189	$432	$23	$47	$--	$27,691
Long lived assets by geographic area	$14,883	$318	$--	$14	$--	$15,215

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

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

On August 10, 2017, Embarcadero Technologies, Inc. (“Embarcadero”) and Idera, Inc. (“Idera”) filed a complaint in the U.S. Federal District Court for the Western District of Texas against SGS and Integrio for failure to pay for purchased software and services pursuant to certain reseller agreements. The complaint alleges that SGS entered into an agreement with Integrio to acquire certain assets and assume certain liabilities of Integrio and are therefore responsible for any amounts due. In the complaint, Embarcadero and Idera demand that SGS and Integrio pay $1,100,000.00 in damages. On April 26, 2018, the parties filed a stipulation of dismissal to dismiss this case with prejudice following entry into a settlement agreement pursuant to which the Company agreed to satisfy the outstanding payables. On April 28, 2018, the court rendered the final judgment to approve this stipulation. The liability has been accrued and is included as a component of accounts payable as of June 30, 2018 in the condensed consolidated balance sheets.

On August 11, 2017, Micro Focus (US) Inc. (“Micro Focus”), filed a complaint in the Circuit Court of Fairfax County, Virginia against SGS for failure to pay a debt settlement entered into on March 13, 2017 for a principal amount of approximately $246,000 plus accrued interest. The complaint demands full payment of the principal amount of approximately $246,000 plus accrued interest. On October 31, 2017, Micro Focus filed a motion for summary judgment against SGS. The Company consented to the court entering summary judgment in favor of Micro Focus in the amount of approximately $246,000, with interest accruing at 10% per annum from June 13, 2017 until payment is completed. On April 19, 2018, the Company signed a settlement agreement with Microfocus for $200,000 which has been paid as of the date of this filing.

On December 7, 2017, the principal of Objective Equity filed a claim in Superior Court of California, County of Santa Clara for $7,500 against Sysorex, claiming non-payment under a settlement agreement. The hearing was held on January 31, 2018 and the case was dismissed in favor of Sysorex.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

Note 16 - Commitments and Contingencies (continued)

Litigation (continued)

On March 1, 2017, VersionOne, Inc. filed a complaint in the United States District Court, Eastern District of Virginia, against Inpixon, Sysorex and SGS (collectively, “Defendants”). The complaint alleges that VersionOne provided services to Integrio having a value of approximately $486,000, that in settlement of this amount Integrio and VersionOne entered into an agreement (the “Settlement Agreement”) whereby Integrio agreed to pay, and VersionOne agreed to accept as full payment, approximately $243,000 (the “Settlement Amount”), and that as a result of the Defendants’ acquisition of the assets of Integrio, Defendants assumed the Settlement Amount but failed to pay amounts owed to VersionOne. The complaint also alleges that, subsequent to closing of the acquisition, VersionOne provided additional services to Defendants having a value of approximately $145,000, for which it has not been paid. VersionOne alleges that, Defendants have an obligation to pay both the Settlement Amount and the cost of the additional services. On Dec. 8, 2017, the court entered judgment against Inpixon, SGS, and Sysorex, jointly and severally, in the amount of approximately $334,000. The liability has been accrued and is included as a component of accounts payable as of June 30, 2018 in the condensed consolidated balance sheets.

On September 5, 2017 Dell Marketing threatened legal action against Sysorex and demanded approximately $1.8 million for payment of unpaid invoices. On or about January 29, 2018 the parties executed a settlement agreement resolving the matter. No court action was filed. The liability has been accrued and is included as a component of accounts payable as of June 30, 2018 in the condensed consolidated balance sheets.

On December 28, 2017, Virtual Imaging, Inc. (“Virtual Imaging”) filed a complaint in the United States District Court, Eastern District of Virginia, against Sysorex, and SGS (collectively, the “Defendants”). The complaint alleges that Virtual Imaging provided products to the Defendants having an aggregate value of approximately $3,938,000, of which approximately $3,688,000 remains outstanding and overdue. Virtual Imaging has demanded compensation for the unpaid amount of approximately $3,688,000. The parties have settled this matter and agreed to a settlement payment schedule. The liability has been accrued and is included as a component of accounts payable as of June 30, 2018 in the condensed consolidated balance sheets.

On January 2, 2018 VMS, Inc. sent a demand letter claiming Sysorex owes approximately $1.2 million in unpaid invoices. The parties have settled this matter and agreed to a settlement payment schedule. The liability has been accrued and is included as a component of accounts payable as of June 30, 2018 in the condensed consolidated balance sheets.

On January 22, 2018, Deque Systems, Inc. filed a motion for entry of default judgment (the “Motion”) against SGS in the Circuit Court of Fairfax County, Virginia. The Motion alleges that SGS failed to respond to a complaint served on November 22, 2017. The Motion requests a default judgment in the amount of $336,000 plus $20,000 in legal fees. A trial is currently scheduled for September 12, 2018, however, the parties are currently finalizing a settlement agreement. The liability has been accrued and is included as a component of accounts payable as of June 30, 2018 in the condensed consolidated balance sheets.

On February 16, 2018 the Versata Companies submitted a notice of mediation to the WIPO Arbitration and Mediation Center claiming that SGS owes approximately $421,000 in unpaid invoices and late fees. Approximately $176,000 of that amount is under dispute by SGS. The parties are currently negotiating a settlement agreement and payment plan to pay the outstanding liability. The liability has been accrued and is included as a component of accounts payable as of June 30, 2018 in the condensed consolidated balance sheets.

On April 6, 2018, AVT Technology Solutions, LLC, filed a complaint in the United States District Court Middle District of Florida Tamp Division against Inpixon and Sysorex alleging breach of contract, breach of corporate guaranty and unjust enrichment in connection with non-payment for goods received and requesting a judgment in an amount of not less than $9,152,698.71. The Company has filed a motion to dismiss this complaint and is currently finalizing a settlement agreement with AVT. The liability has been accrued and is included as a component of accounts payable as of June 30, 2018 in the condensed consolidated balance sheets.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

Note 16 - Commitments and Contingencies (continued)

Litigation (continued)

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

Investment in Technology

On May 29, 2018 the Company acquired $175,000 of technology which was capitalized in intangible assets and has an estimated life of three to five years.

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

On May 17, 2018, a letter from the Listing Qualifications Staff of Nasdaq indicating that, based upon the closing bid price of the Company’s common stock for the last 30 consecutive business days beginning on April 5, 2018 and ending on May 16, 2018, the Company no longer meets the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5550(a)(2).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided a period of 180 calendar days, or until November 13, 2018, in which to regain compliance. In order to regain compliance with the minimum bid price requirement, the closing bid price of the Company’s common stock must be at least $1 per share for a minimum of ten consecutive business days during this 180-day period. In the event that the Company does not regain compliance within this 180-day period, the Company may be eligible to seek an additional compliance period of 180 calendar days if it meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and provides written notice to Nasdaq of its intent to cure the deficiency during this second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq will provide notice to the Company that its common stock will be subject to delisting.

Note 17 - Subsequent Events

Series 4 Preferred Share Conversions

Subsequent to June 30, 2018, 994.5624 shares of Series 4 Preferred were converted into 5,590,570 shares of the Company’s common stock.

Inpixon USA Reorganization and Name Change

On July 26, 2018, solely for the purpose of reincorporating the Company into the State of Nevada, Inpixon formed a wholly owned subsidiary in the State of Nevada named “Sysorex, Inc.” which was merged with Inpixon USA and resulted in the Company being reincorporated in the State of Nevada under the name “Sysorex, Inc.” (“Reincorporation”). At the effective time of the Reincorporation, all of the 3,950,000 issued and outstanding shares of common stock, no par value per share, of Inpixon USA were converted into and exchanged for an aggregate of 39,999,000 fully-paid and non-assessable shares of common stock, par value $0.00001 per share, of Sysorex.

Separation Agreement

On August 7, 2018, the Company entered into a Separation and Distribution Agreement (the “Separation Agreement”) with its wholly-owned subsidiary, Sysorex, governing the proposed separation (the “Spin-off”) of the Company’s IT consulting and value-added reseller business (the “VAR business”).

The Separation Agreement incorporates a step plan which provides for the transfer of entities, assets and liabilities at the effective time on the date of the Spin-off pursuant to which (i) the Company will contribute to Sysorex all of the outstanding equity interests of the Sysorex subsidiary entities, (ii) the Company will contribute to Sysorex the “Contributed Cash”, as such term is defined in the Separation Agreement, which includes $2 million in cash held by the Company that will be contributed to Sysorex before the Spin-off (which amount shall be reduced by the aggregate amount of certain operating and other expenses of Sysorex that have been or will be satisfied by the Company from June 30, 2018 through the date of the Spin-off), (iii) the Company will transfer certain assets to Sysorex and Sysorex will assume certain of the Company’s liabilities and (iv) Sysorex will contribute to the Company certain assets and liabilities related to the Company’s indoor positioning analytics business.

One share of Sysorex common stock for every three shares of the Company’s common stock outstanding or issuable upon complete conversion of the preferred stock or exercise of certain warrants outstanding as of the record date will be distributed as a stock dividend to holders of the Company’s common stock, preferred stock and certain warrants of record as of August 21, 2018. Holders of stock options and other awards under the Company’s equity plans will participate in the Spin-off in accordance with an employee matters agreement and the terms of such securities.

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

Except where indicated, all share and per share data in this section, as well as the condensed consolidated financial statements, reflect the 1 for 15 reverse stock split of the Company’s common stock effected on March 1, 2017 and the 1 for 30 reverse stock split effected on February 6, 2018.

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

Indoor Positioning Analytics Segment

Revenues from our Indoor Positioning Analytics (“IPA”) segment were $2.1 for the six months ended June 30, 2018. Our IPA segment does have long sales cycles which are a result from customer related issues such as budget and procurement processes but also because of the early stages of indoor-positioning technology and the learning curve required for customers to implement such solutions. Customers also engage in a pilot program first which prolongs sales cycles and is typical of most emerging technology adoption curves. We anticipate sales cycles to improve in 2018 as our customer base moves from innovators to mainstream customer adoption. The sales cycle is also improving with the increased presence and awareness of beacon and Wi-Fi locationing technologies in the market. IPA segment sales can be licensed based with government customers but are primarily on a SaaS model with commercial customers. Our other SaaS products include cloud-based applications for media customers, which allow us to generate industry analytics that complement our indoor-positioning solutions.

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

We experienced a net loss of approximately $12.1 million for the six months ended June 30, 2018. We cannot assure that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. In order to continue our operations, we have supplemented the revenues we earned with proceeds from the sale of our equity and debt securities and proceeds from loans and bank credit lines. The Company has raised an aggregate of gross proceeds of $31.3 million in equity capital so far in 2018 to support its operations and also has availability on its Payplant facility. However, we cannot assure that we will be able to raise money in the future if and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to scale back our business operations by reducing expenditures for employees, consultants, business development and marketing efforts, selling assets or one or more segments of our business, or otherwise severely curtailing our operations.

In order to streamline our business our board of directors has approved the separation of our Infrastructure segment or value-added reseller (“VAR”) business from our IPA segment, in accordance with the terms of a Separation and Distribution Agreement, dated August 7, 2018, by and between the Company and Sysorex, In 2017, the VAR business represented approximately 92% of our total revenues for 2017, therefore, the spin-off of this business segment would significantly reduce our total revenues as compared to prior years on a consolidated basis, however, such a spin-off would also significantly reduce our total operating expenses and eliminate substantially all of our trade debt. For the six months ended June 30, 2018, revenue from the VAR segment was significantly lower as compared to the same period from prior years as a result of credit limitations with vendors that the Company continues to work on improving. For the six months ended June 30, 2018, revenues from the VAR segment represented approximately 46% of our total revenues and revenues from the IPA segment represented approximately 54% of our total revenues. The spin-off of this segment would allow Inpixon to solely focus on the Indoor Positioning Analytics business for which we have historically recognized lower revenues, but which we believe has greater growth potential and substantially better gross margins than the infrastructure segment. The spin-off would be beneficial to Sysorex and SGS as well because they could focus their resources on their core business without the diversion of resources that would be allocated to the development of the IPA segment and therefore may reach profitability sooner. (See the description under the header “Spin-off of VAR Business” described below for additional information about the spin-off).

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

Non-Compliance with Nasdaq Continued Listing Requirement

As previously reported, on May 17, 2018, a letter from the Listing Qualifications Staff of the Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s Common Stock for the last 30 consecutive business days beginning on April 5, 2018 and ending on May 16, 2018, the Company no longer meets the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5550(a)(2).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided a period of 180 calendar days, or until November 13, 2018, in which to regain compliance. In order to regain compliance with the minimum bid price requirement, the closing bid price of the Company’s Common Stock must be at least $1 per share for a minimum of ten consecutive business days during this 180-day period. In the event that the Company does not regain compliance within this 180-day period, the Company may be eligible to seek an additional compliance period of 180 calendar days if it meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and provides written notice to Nasdaq of its intent to cure the deficiency during this second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq will provide notice to the Company that its Common Stock will be subject to delisting.

The Notice does not result in the immediate delisting of the Company’s Common Stock from the Nasdaq Capital Market. The Company intends to monitor the closing bid price of the Company’ s Common Stock and consider its available options in the event that the closing bid price of the Company’s Common Stock remains below $1 per share. There can be no assurance that the Company will be able to regain compliance with the minimum bid price requirement or maintain compliance with the other listing requirements.

Spin-off of VAR Business

On April 23, 2018, the Company issued a press release announcing the filing of a Form 10 registration statement with the SEC in connection with the planned spin-off of its wholly-owned subsidiary, Sysorex (including its subsidiary, SGS), which is expected to be renamed “Sysorex, Inc.” (“Sysorex”) following the consummation of the spin-off transaction. The Form 10 will be effective automatically on August 14, 2018.

In preparation for the Spin-off, on July 26, 2018, solely for the purpose of reincorporating the Company into the State of Nevada, Inpixon formed a wholly owned subsidiary in the State of Nevada named “Sysorex, Inc.” which was merged with Inpixon USA and resulted in the Company being reincorporated in the State of Nevada under the name “Sysorex, Inc.” (“Reincorporation”). At the effective time of the Reincorporation, all of the 3,950,000 issued and outstanding shares of common stock, no par value per share, of Inpixon USA were converted into and exchanged for an aggregate of 39,999,000 fully-paid and non-assessable shares of common stock, par value $0.00001 per share, of Sysorex.

On August 7, 2018, the Company entered into a Separation and Distribution Agreement (the “Separation Agreement”) with its wholly-owned subsidiary, Sysorex, governing the previously discussed separation (the “Spin-off”) of the Company’s VAR business.

The Separation Agreement incorporates a step plan which provides for the transfer of entities, assets and liabilities at the effective time on the date of the Spin-off, which is anticipated to be August 31, 2018, pursuant to which (i) the Company will contribute to Sysorex all of the outstanding equity interests of the Sysorex subsidiary entities, (ii) the Company will contribute to Sysorex the “Contributed Cash”, as such term is defined in the Separation Agreement, which includes $2 million in cash held by the Company that will be contributed to Sysorex before the Spin-off (which amount shall be reduced by the aggregate amount of certain operating and other expenses of Sysorex that have been or will be satisfied by the Company from June 30, 2018 through the date of the Spin-off), (iii) the Company will transfer certain assets to Sysorex and Sysorex will assume certain of the Company’s liabilities and (iv) Sysorex will contribute to the Company certain assets and liabilities related to the Company’s indoor positioning analytics business.

 One share of Sysorex common stock for every three shares of the Company’s common stock outstanding or issuable upon complete conversion of the preferred stock or exercise of certain warrants outstanding as of the record date will be distributed pro rata as a stock dividend on or about August 31, 2018 to holders of the Company’s common stock, preferred stock and certain warrants of record as of August 21, 2018. Holders of stock options and other awards under the Company’s equity plans will participate in the Spin-off in accordance with an employee matters agreement and the terms of such securities.

The Company believes that the separation from Sysorex and the VAR business will separately provide each entity with greater flexibility to focus on and pursue their respective growth strategies with the Company solely focused on the IPA business and Sysorex focused on leveraging the strength of its brand and reputation in order to rebuild and grow its value-added reseller and integration business with federal government and commercial customers. The separation will provide stockholders with an equity ownership in two separate public companies, but we believe that it will also (i) create two sharper, stronger, more focused companies by enabling the management of each company to concentrate efforts on the unique needs of each business and the pursuit of distinct opportunities for long-term growth and profitability, (ii) allow each business to more effectively pursue its own distinct capital structures and capital allocation strategies and design more effective equity compensation programs, and (iii) enable our investors to better evaluate the financial performance, strategies, and other characteristics of each business and company separately, which will permit investors to make investment decisions based on each company’s individual performance and potential, enhancing the likelihood that the market will value each company appropriately.  As a result, the Company believes that following the separation, each of Inpixon and Sysorex will be better positioned to achieve profitability and long-term shareholder value.

Following the spin-off, the Company will not own any shares of Sysorex common stock and Sysorex will be an independent public reporting company that is anticipated to trade on the OTCQB platform of the OTC Markets Group following the completion of the distribution, subject to the approval of a Form 211 by FINRA and the approval of Sysorex’s application on the OTCQB. The completion of the distribution of the Sysorex shares by Inpixon is subject to the satisfaction or waiver of a number of conditions, including, but not limited to the effectiveness of the Registration Statement on Form 10, as amended, for Sysorex’s common stock which will occur automatically on August 14, 2018. An Information Statement describing the spin-off and information concerning Sysorex, including the risks of owning Sysorex common stock and other details regarding the distribution must be mailed to participating holders prior to the distribution, the delivery by an independent appraisal firm acceptable to the Company confirming the solvency and financial viability of the Company before the completion of the distribution and each of Inpixon and Sysorex after completion of the distribution.

No assurance can be provided as to the timing of the completion of the spin-off or that all conditions to the spin-off will be met. Furthermore, until the distribution has occurred, the Company will have the right to terminate the distribution, even if all of the conditions are satisfied.

JOBS Act

Pursuant to Section 107 of the Jumpstart Our Business Startups Act of 2012, emerging growth companies may delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected to opt out of this exemption from new or revised accounting standards and, therefore, are subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

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

Hardware and Software Revenue Recognition

For sales of hardware and software products, the Company’s performance obligation is satisfied at a point in time when they are shipped to the customer. This is when the customer has title to the product and the risks and rewards of ownership. The delivery of products to our customers occurs in a variety of ways, including (i) as a physical product shipped from the Company’s warehouse, (ii) via drop-shipment by a third-party vendor, or (iii) via electronic delivery with respect to software licenses. The Company leverages drop-ship arrangements with many of its vendors and suppliers to deliver products to customers without having to physically hold the inventory at its warehouse. In such arrangements, the Company negotiates the sale price with the customer, pays the supplier directly for the product shipped, bears credit risk of collecting payment from its customers and is ultimately responsible for the acceptability of the product and ensuring that such product meets the standards and requirements of the customer. Accordingly, the Company is the principal in the transaction with the customer and records revenue on a gross basis. The Company receives fixed consideration for sales of hardware and software products. The Company’s customers generally pay within 30 to 60 days from the receipt of a customer approved invoice. The Company has elected the practical expedient to expense the costs of obtaining a contract when they are incurred because the amortization period of the asset that otherwise would have been recognized is less than a year.

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

Third Party License and Maintenance Services Revenue Recognition

The Company provides a customized design and configuration solution for its customers and in this capacity resells hardware, software and other IT equipment license and maintenance services in exchange for fixed fees. The Company selects the vendors and sells the products and services, including maintenance services, that best fit the customer’s needs. For sales of maintenance services and warranties, the customer obtains control at the point in time that the services to be provided by a third party vendor are purchased by the customer and therefore the Company’s performance obligation to provide the overall systems solution is satisfied at that time. The Company’s customers generally pay within 30 to 60 days from the receipt of a customer approved invoice.

Typically, the Company sells maintenance contracts between the manufacturer and the customer for a separate fee with initial contractual periods ranging from one to five years with renewal for additional periods thereafter. The Company’s performance obligation is to work with customers to identify the computer maintenance and warranty services that best suit the customer’s needs and sell them those products and services however the maintenance is provided to the customer by the manufacturer. While a third party is responsible for actually performing the services for the customer, historically, in accordance with its policies and historical business practices, the Company has assumed responsibility for ensuring that the recommended services that are provided as part of the overall solution meets client expectations and therefore the Company assumes control of the services to be provided before they are performed for the benefit of the customer. In addition, the Company has full discretion in establishing the sale price to the customer which is determined based on the entire customized solution of products and services offered to the customer and bears the credit risk by paying the supplier for purchased services and collecting payment from the customer and therefore recognizes revenue from maintenance services on a gross basis, For these contracts the customer is invoiced one time and pays up front for the full term of the warranty and maintenance contract. Prior to the adoption of ASC 606 as of January 1, 2018, revenue from these contracts was recognized ratably over the contract period with the unearned revenue recorded as deferred revenue and amortized over the contract period. Adoption of Topic 606 has changed the recognition of our license and maintenance revenue as it was previously recognized over time however under the new policy it is recognized at a point in time and therefore the Company’s accumulated deferred revenue was accelerated as of January 1, 2018.

Professional Services Revenue Recognition

The Company’s professional services include fixed fee and time and materials contracts. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the six months ended June 30, 2018 and 2017, the Company did not incur any such losses. These amounts are based on known and estimated factors. Revenues from time and material or firm fixed price long-term and short-term contracts are derived principally with various United States government agencies and commercial customers.

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

When assessing the recoverability of our long-lived assets, which include property and equipment and finite-lived intangible assets, we make assumptions regarding estimated future cash flows and other factors. Some of these assumptions involve a high degree of judgment and also bear a significant impact on the assessment conclusions. Included among these assumptions are estimating undiscounted future cash flows, including the projection of comparable sales, operating expenses, capital requirements for maintaining property and equipment and the residual value of asset groups. We formulate estimates from historical experience and assumptions of future performance based on business plans and forecasts, recent economic and business trends, and competitive conditions. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge. Based on our evaluation, we did not record a charge for impairment for the six months ended June 30, 2018 and 2017.

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

We evaluate the remaining useful lives of long-lived assets and identifiable intangible assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. Such events or circumstances may include (but are not limited to): the effects of obsolescence, demand, competition, and/or other economic factors including the stability of the industry in which we operate, known technological advances, legislative actions, or changes in the regulatory environment. If the estimated remaining useful lives change, the remaining carrying amount of the long-lived assets and identifiable intangible assets would be amortized prospectively over that revised remaining useful life. We have determined that there were no events or circumstances during the six months ended June 30, 2018 and 2017 which would indicate a revision to the remaining amortization period related to any of our long lived assets. Accordingly, we believe that the current estimated useful lives of long-lived assets reflect the period over which they are expected to contribute to future cash flows and are therefore deemed appropriate.

Goodwill and Indefinite-lived Assets

We have recorded goodwill and other indefinite-lived assets in connection with our acquisitions of Lilien LLC (“Lilien”), Shoom, Inc. (“Shoom”), AirPatrol Corporation (“AirPatrol”), LightMiner Systems, Inc. (“LightMiner”) and Integrio, LLC (“Integrio”). Goodwill, which represents the excess of acquisition cost over the fair value of the net tangible and intangible assets of the acquired company, is not amortized. Indefinite-lived intangible assets are stated at fair value as of the date acquired in a business combination. We review our goodwill during the fourth quarter of each year, but may need to review goodwill more frequently, if facts and circumstances warrant a review. The evaluation of impairment involves comparing the current fair value of the business to the recorded value, including goodwill. To determine the fair value of the business, we utilize both the income approach, which is based on estimates of future net cash flows, and the market approach, which observes transactional evidence involving similar businesses. There was no goodwill impairment for the six months ended June 30, 2018 or 2017.

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

As of June 30, 2018 and December 31, 2017, allowance for credit losses included an allowance for doubtful accounts of approximately $1.3 million and approximately $1.1 million, respectively, due to the aging of the items greater than 120 days outstanding and other potential non-collections.

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

The Company incurred stock-based compensation charges, net of estimated forfeitures, of $571,000 and $710,000 for the three months ended June 30, 2018 and 2017, and $857,000 and $993,000 for the six months ended June 30, 2018 and 2017, respectively, which are included in general and administrative expenses.

The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. Key weighted-average assumptions used to apply this pricing model for the six months ended June 30, 2018 and 2017 were as follows:

	For the Six Months Ended June 30,
	2018	2017
Risk-free interest rate	2.79-3.01%	2.27%
Expected life of option grants	5-6 years	7 years
Expected volatility of underlying stock	45.64-46.18%	47.34%
Dividends assumption	$--	$--

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

Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

The following table sets forth selected unaudited condensed consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	For the Three Months Ended
	June 30, 2018		June 30, 2017
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	% Change

Product revenues	$707	39%	$12,210	81%	(94%)
Services revenues	$1,121	61%	$2,886	19%	(61%)
Cost of net revenues - products	$343	19%	$10,231	68%	(97%)
Cost of net revenues - services	$474	26%	$1,481	10%	(68%)
Gross profit	$1,011	55%	$3,384	22%	(70%)
Operating expenses	$7,460	408%	$8,614	57%	(13%)
Loss from operations	$(6,449)	(353%)	$(5,230)	(35%)	23%
Net loss	$(5,855)	(320%)	$(6,431)	(43%)	(9%)
Net loss attributable to common stockholders	$(5,858)	(320%)	$(6,427)	(43%)	(9%)

Net Revenues

Net revenues for the three months ended June 30, 2018 were $1.8 million compared to $15.1 million for the comparable period in the prior year. This $13.3 million decrease, or approximately 88%, is primarily associated with the decline in revenues earned by the Infrastructure Segment as a result of supplier credit issues and a $1.6 million decrease in revenue resulting from the adoption of the new ASC 606 revenue recognition policy beginning in January 2018. For the three months ended June 30, 2018, Indoor Positioning Analytics revenue was $1,274,000 compared to $1,156,000 for the prior year period. Infrastructure revenue was $554,000 for the three months ended June 30, 2018, and $13.9 million for the prior year period. We anticipate the Infrastructure Segment revenue (which will be part of Sysorex going forward) will start to recover in Q3 2018 and Q4 2018 as we rebuild our supplier relationships and head into the federal government busy season.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2018 was $817,000 compared to $11.7 million for the prior year period. This decrease of $10.9 million was primarily attributable to lower sales resulting from the capital constraints and supplier credit limitations and a $1.4 million decrease in prepaid maintenance amortization due to the adoption of the new ASC 606 revenue recognition policy beginning in January 2018. Indoor Positioning Analytics cost of revenues was $369,000 for the three months ended June 30, 2018 as compared to $380,000 for the prior period. Infrastructure cost of net revenues was $448,000 for the three months ended June 30, 2018 and $11.3 million for the prior period.

The gross profit margin for the three months ended June 30, 2018 was 55% compared to 22% during the three months ended June 30, 2017. This increase in gross margin is primarily due to the decrease in lower margin storage and maintenance sales. Indoor Positioning Analytics gross margins for the three months ended June 30, 2018 and 2017 were 71% and 67%, respectively. Gross margins for the Infrastructure segment for the three months ended June 30, 2018 and 2017 was 19%.

Operating Expenses

Operating expenses for the three months ended June 30, 2018 were $7.5 million compared to $8.6 million for the prior year period. This decrease of $1.1 million is primarily attributable to a decrease in compensation and occupancy costs due to the downsizing of staff and office locations.

Loss from Operations

Loss from operations for the three months ended June 30, 2018 was $6.4 million compared to $5.2 million for the prior year period. This increase in loss of $1.2 million was primarily attributable due to the decrease in Infrastructure Segment revenues offset by the decrease in operating expenses.

Other Income/Expense

Total other income/expense for the three months ended June 30, 2018 and 2017 was $594,000 and ($1,192,000), respectively. This decrease in loss of $1.8 million in 2018 was primarily attributable to a $600,000 gain on the sale of contracts, $358,000 gain on the Integrio earn out and higher interest expense in 2017 primarily due to a higher interest on the Company’s bank credit lines and debt discount.

Provision for Income Taxes

There was no provision for income taxes for the three months ended June 30, 2018 and 2017. Deferred tax assets resulting from such losses are fully reserved as of June 30, 2018 and 2017 since, at present, we have no history of taxable income and it is more likely than not that such assets will not be realized.

Net Loss Attributable to Non-Controlling Interest

Net loss attributable to non-controlling interest for the three months ended June 30, 2018 was $3,000 compared to ($4,000) for the three months ended June 30, 2017.

Net Loss Attributable To Common Stockholders of Inpixon

Net loss attributable to common stockholders of Inpixon for the three months ended June 30, 2018 was $5.9 million compared to $6.4 million for the prior year period. This decrease in loss of $500,000 was attributable to the changes described for the various reporting captions discussed above.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

The following table sets forth selected unaudited condensed consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	For the Six Months Ended
	June 30, 2018		June 30, 2017
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	% Change

Product revenues	$1,182	30%	$21,659	76%	(95%)
Services revenues	$2,740	70%	$6,919	24%	(60%)
Cost of net revenues - products	$598	15%	$18,285	64%	(97%)
Cost of net revenues - services	$1,078	27%	$3,620	13%	(70%)
Gross profit	$2,246	57%	$6,673	23%	(66%)
Operating expenses	$14,303	365%	$17,260	60%	(17%)
Loss from operations	$(12,057)	(307%)	$(10,587)	(37%)	14%
Net loss	$(12,099)	(308%)	$(12,488)	(44%)	(3%)
Net loss attributable to common stockholders	$(12,101)	(309%)	$(12,479)	(44%)	(3%)

Net Revenues

Net revenues for the six months ended June 30, 2018 were $3.9 million compared to $28.6 million for the comparable period in the prior year. This $24.7 million decrease, or approximately 86%, is primarily associated with the decline in revenues earned by the Infrastructure Segment as a result of supplier credit issues and a $3.7 million decrease in revenue resulting from the adoption of the new ASC 606 revenue recognition policy beginning in January 2018. For the six months ended June 30, 2018 and 2017, Indoor Positioning Analytics revenue was $2.1 million. Infrastructure revenue was $1.8 million for the six months ended June 30, 2018, and $26.4 million for the prior year period. We anticipate the Infrastructure Segment revenue (which will be part of Sysorex going forward) will start to recover in Q3 2018 and Q4 2018 as we rebuild our supplier relationships and head into the federal government busy season.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2018 was $1.7 million compared to $21.9 million for the prior year period. This decrease of $20.2 million was primarily attributable to lower sales resulting from the capital constraints and supplier credit limitations and a $3.1 million decrease in prepaid maintenance amortization due to the adoption of the new ASC 606 revenue recognition policy beginning in January 2018. Indoor Positioning Analytics cost of revenues was $604,000 for the six months ended June 30, 2018 as compared to $723,000 for the prior period. Infrastructure cost of net revenues was $1.1 million for the six months ended June 30, 2018 and $21.2 million for the prior period.

The gross profit margin for the six months ended June 30, 2018 was 57% compared to 23% during the six months ended June 30, 2017. This increase in gross margin is primarily due to the decrease in lower margin storage and maintenance sales. Indoor Positioning Analytics gross margins for the six months ended June 30, 2018 and 2017 were 72% and 66%, respectively. Gross margins for the Infrastructure segment for the six months ended June 30, 2018 and 2017 were 40% and 20%, respectively.

Operating Expenses

Operating expenses for the six months ended June 30, 2018 were $14.3 million compared to $17.3 million for the prior year period. This decrease of $3 million is primarily attributable to a decrease in compensation and occupancy costs due to the downsizing of staff and office locations.

Loss from Operations

Loss from operations for the six months ended June 30, 2018 was $12.1 million compared to $10.6 million for the prior year period. This increase in loss of $1.5 million was primarily attributable due to the decrease in Infrastructure Segment revenues offset by the decrease in operating expenses.

Other Income/Expense

Total other income/expense for the six months ended June 30, 2018 and 2017 was ($42,000) and ($1,884,000), respectively. This decrease in loss of $1.8 million in 2018 was primarily attributable to a gain on the earn out of Integrio of $935,000 in 2018, a $600,000 gain on the sale of contracts in 2018 and higher interest expense in 2017 primarily due to a higher interest on the Company’s bank credit lines and debt discount.

Provision for Income Taxes

There was no provision for income taxes for the six months ended June 30, 2018 and 2017. Deferred tax assets resulting from such losses are fully reserved as of June 30, 2018 and 2017 since, at present, we have no history of taxable income and it is more likely than not that such assets will not be realized.

Net Loss Attributable to Non-Controlling Interest

Net loss attributable to non-controlling interest for the six months ended June 30, 2018 was $2,000 compared to ($9,000) for the six months ended June 30, 2017.

Net Loss Attributable To Common Stockholders of Inpixon

Net loss attributable to common stockholders of Inpixon for the six months ended June 30, 2018 was $12.1 million compared to $12.5 million for the prior year period. This decrease in loss of $400,000 was attributable to the changes described for the various reporting captions discussed above.

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

Adjusted EBITDA for the three months ended June 30, 2018 was a loss of $4.1 million compared to a loss of $2.7 million for the prior year period. Adjusted EBITDA for the six months ended June 30, 2018 was a loss of $7.5 million compared to a loss of $6.0 million for the prior year period.

The following table presents a reconciliation of net income/loss attributable to stockholders of Inpixon, which is our GAAP operating performance measure, to Adjusted EBITDA for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss attributable to common stockholders	$(5,858)	$(6,427)	$(12,101)	$(12,479)
Adjustments:
Non-recurring one-time charges:
Acquisition transaction/financing costs	--	2	16	5
Costs associated with public offering	--	--	81	--
Gain on the settlement of obligations	(129)	--	(262)	--
Gain on earnout	(358)	--	(934)	--
Gain on the sale of Sysorex Arabia	--	--	(23)	--
Gain on the sale of contracts	(601)	--	(601)	--
Change in the fair value of derivative liability	--	(152)	(48)	(208)
Provision for doubtful accounts	105	--	221	--
Severance	--	--	15	27
Stock based compensation – acquisition costs	--	--	--	7
Stock-based compensation - compensation and related benefits	571	711	857	986
Interest expense	356	1,344	1,638	2,027
Depreciation and amortization	1,850	1,816	3,685	3,601
Adjusted EBITDA	$(4,064)	$(2,706)	$(7,456)	$(6,034)

We rely on Adjusted EBITDA, which is a non-GAAP financial measure for the following:

●	to review and assess the operating performance of our Company as permitted by Accounting Standards Codification Topic 280, Segment Reporting;

●	to compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	as a basis for allocating resources to various projects;

●	as a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	to evaluate internally the performance of our personnel.

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

Proforma Non-GAAP Net Loss per Share

Basic and diluted net loss per share for the three months ended June 30, 2018 was ($1.08) compared to ($81.26) for the prior year period. Basic and diluted net loss per share for the six months ended June 30, 2018 was ($3.44) compared to ($164.74) for the prior year period. These decreases are attributable to the changes discussed in our results of operations.

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

Proforma non-GAAP net loss per basic and diluted common share for the three months ended June 30, 2018 was ($0.34) compared to ($56.70) for the prior year period. Proforma non-GAAP net loss per basic and diluted common share for the six months ended June 30, 2018 was ($1.49) compared to ($117.43) for the prior year period.

The following table presents a reconciliation of net loss per basic and diluted share, which is our GAAP operating performance measure, to proforma non-GAAP net loss per share for the periods reflected:

(thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss attributable to common stockholders	$(5,858)	$(6,427)	$(12,101)	$(12,479)
Adjustments:
Non-recurring one-time charges:
Acquisition transaction/financing costs	--	2	16	5
Costs associated with public offering	--	--	81	--
Gain on the settlement of obligations	(129)	--	(262)	--
Gain on earnout	(358)	--	(934)	--
Gain on the sale of Sysorex Arabia	--	--	(23)	--
Gain on the sale of contracts	(601)	--	(601)	--
Change in the fair value of derivative liability	--	(152)	(48)	(208)
Provision for doubtful accounts	105	--	221	--
Severance	--	--	15	27
Stock based compensation – acquisition costs	--	--	--	7
Stock-based compensation - compensation and related benefits	571	711	857	986
Amortization of intangibles	1,323	1,382	2,645	2,767
Proforma non-GAAP net loss	$(4,947)	$(4,484)	$(10,134)	$(8,895)
Proforma non-GAAP net loss per basic and diluted common share	$(0.34)	$(56.70)	$(1.49)	$(117.43)
Weighted average basic and diluted common shares outstanding	14,482,423	79,088	6,782,169	75,750

We rely on proforma non-GAAP net loss per share, which is a non-GAAP financial measure and not a substitution for GAAP:

●	to review and assess the operating performance of our Company as permitted by Accounting Standards Codification Topic 280, Segment Reporting;

●	to compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	as a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	to evaluate internally the performance of our personnel.

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

Liquidity and Capital Resources as of June 30, 2018 Compared With June 30, 2017

The Company’s net cash flows used in operating, investing and financing activities for the six months ended June 30, 2018 and 2017 and certain balances as of the end of those periods are as follows (in thousands):

	For the Six Months Ended June 30,
(thousands, except per share data)	2018	2017
Net cash (used in) provided by operating activities	$(17,929)	$1,543
Net cash used in investing activities	(578)	(804)
Net cash used in financing activities	26,707	(2,507)
Effect of foreign exchange rate changes on cash	(5)	(11)
Net increase (decrease) in cash	$8,195	$(1,779)

	March 31, 2018	December 31, 2017

Cash and cash equivalents	$8,336	$141
Working capital deficit	$(10,220)	$(32,823)

Operating Activities:

Net cash used in operating activities during the six months ended June 30, 2018 was $17.9 million. Net cash provided by operating activities during the six months ended June 30, 2017 was $1.5 million. Net cash used in operating activities during the six months ended June 30, 2018 consisted of the following (in thousands):

Net loss	$(12,099)
Non-cash income and expenses	4,882
Net change in operating assets and liabilities	(10,712)
Net cash used in operating activities	$(17,929)

The non-cash income and expenses of $4.9 million consisted primarily of (in thousands):

$1,040	Depreciation and amortization expense
2,645	Amortization of intangibles primarily attributable to the Lilien, Shoom, AirPatrol, LightMiner and Integrio operations, which were acquired effective March 1, 2013, August 31, 2013, April 16, 2014, April 24, 2015 and November 21, 2016, respectively.
857	Stock-based compensation expense attributable to warrants and options issued as part of Company operations and prior acquisitions
417	Amortization of debt discount
(262)	Gain on the settlement of liabilities
185	Other
$4,882	Total non-cash income and expenses

The net use of cash due to changes in operating assets and liabilities totaled ($10.9 million) and consisted primarily of the following (in thousands):

$741	Decrease in accounts receivable and other receivables
(12)	Increase in prepaid licenses and maintenance contracts
(6,934)	Decrease in accounts payable
52	Increase in deferred revenue
(4,534)	Increase in accrued liabilities and other liabilities
(25)	Increase in inventory and other assets
$(10,712)	Net use of cash in the changes in operating assets and liabilities

Investing Activities:

Net cash used in investing activities during the six months ended June 30, 2018 was $578,000 compared to net cash used in investing activities of $804,000 for the prior year period. The net cash used in investing activities during the six months ended June 30, 2018 was comprised of approximately $39,000 for the purchase of property and equipment, $364,000 for the investment in capitalized software and $175,000 for and investment in technology.

Financing Activities:

Net cash provided by financing activities during the six months ended June 30, 2018 was approximately $26.7 million. Net cash used in financing activities for the six months ended June 30, 2017 was approximately $2.5 million. The net cash provided by financing activities during the six months ended June 30, 2018 was primarily comprised of $28.0 million from the issuance of stock and warrants, $1.1 million of net repayments to the bank facility and $113,000 of repayments of notes payable.

Liquidity and Capital Resources - General:

Our current capital resources and operating results as of June 30, 2018, as described in the preceding paragraphs, consist of:

1)	an overall working capital deficit of $10.2 million;

2)	cash of $8.3 million;

3)	the Payplant Credit Facility which we borrow against based on eligible assets with a maturity date of August 15, 2018 of which $0 is utilized; and

4)	net cash used in operating activities year-to-date of $17.9 million.

The breakdown of our overall working capital deficit is as follows (in thousands):

Working Capital	Assets	Liabilities	Net
Cash and cash equivalents	$8,336	$--	$8,336
Accounts receivable, net / accounts payable	1,364	18,637	(17,273)
Notes and other receivables	167	--	167
Prepaid licenses and maintenance contracts / deferred revenue	12	109	(97)
Short-term debt	--	1,815	(1,815)
Other	1,896	1,434	462
Total	$11,775	$21,995	$(10,220)

Accounts payable exceeds accounts receivable by $17.3 million. This deficit is expected to be funded by our anticipated cash flow from operations and financing activities, as described below, over the next twelve months.

Net cash used in operating activities during the six months ended June 30, 2018 of $17.9 million consists of net loss of $12.1 million less non-cash expenses of $4.9 million and net cash used in changes in operating assets and liabilities of ($10.7 million). We expect net cash from operations to increase during 2018 as a result of the following:

1)	We expect to increase revenue in the infrastructure segment as we resolve our supplier credit issues with the equity capital we raised in January through April 2018 and we expect the IPA segment business to grow and contribute more to operation expenses.

2)	Since our equity capital raises this year we have been working with our key distributors and suppliers to address our credit limitation issues. We have already settled some vendor litigations and started re-establishing working relationships with some of our suppliers. Revenues during the six months ended June 30, 2018 could have been higher but were negatively impacted by our inability to timely process orders due to past due amounts and credit limitations with various vendors. We expect to relieve some of these issues as these credit relationships improve allowing us to build this revenue back in upcoming quarters.

The Company’s capital resources as of June 30, 2018, availability on the Payplant facility to finance purchase orders and invoices in an amount equal to 80% of the face value of purchase orders received, funds from higher margin business line expansion and credit limitation improvements should be sufficient to fund planned operations during the year ending December 31, 2018 based on current projections. However, if the Company pursues acquisitions, other expansion plans or changes its business plan it may need to raise additional capital. The Company may raise the additional capital if needed through the issuance of equity, equity-linked or debt securities. In addition, Company has agreed to contribute up to $2 million of its capital resources to Sysorex in connection with the spin-off of the VAR business, which amount shall be reduced by the aggregate amount of certain operating and other expenses of Sysorex that have been or will be satisfied by Inpixon from June 30, 2018 through the spin-off date, which will reduce the Company’s available capital resources; however, it is anticipated that the transaction, if completed upon the satisfaction or waiver of all conditions described in this report, will reduce operating expenses and eliminate substantially all of our trade debt. No assurance can be provided as to the timing of the completion of the spin-off or that all conditions to the spin-off will be met. Furthermore, until the distribution has occurred, the Company will have the right to terminate the distribution, even if all of the conditions are satisfied.

Going Concern and Management Plans

Our condensed consolidated financial statements as of June 30, 2018 have been prepared under the assumption that we will continue as a going concern for the next twelve months from the date the financial statements are issued. Footnote 1 to the notes to our financial statements as of June 30, 2018 include language referring to our recurring and continuing losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Management’s plans and assessment of the probability that such plans will mitigate and alleviate any substantial doubt about the Company’s ability to continue as a going concern, is dependent upon the ability to obtain additional equity or debt financing, attain further operating efficiency, reduce expenditures, and, ultimately, to generate sufficient levels of revenue, which together represent the principal conditions that raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements as of June 30, 2018 do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources – Payplant

Pursuant to the terms of a Commercial Loan Purchase Agreement, dated as of August 14, 2017 (the “Purchase Agreement”), Gemcap Lending I, LLC (“GemCap”) sold and assigned to Payplant LLC, as agent for Payplant Alternatives Fund LLC (“Payplant” or “Lender”), all of its right, title and interest to that certain revolving Secured Promissory Note in an aggregate principal amount of up to $10,000,000 (the “GemCap Note”) issued in accordance with that certain Loan and Security Agreement, dated as of November 14, 2016 (the “GemCap Loan”), by and among Gemcap and the Company and its wholly-owned subsidiaries, Sysorex and SGS (together with Inpixon and Sysorex, the “Company”).

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

As of June 30, 2018, the principal amount outstanding under the Loan Agreement was $0.

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

Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our condensed consolidated financial statements in conformity with GAAP.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Embarcadero

As previously reported in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 filed with the SEC on May 15, 2018 (the “March 2018 Form 10-Q”), on August 10, 2017, Embarcadero Technologies, Inc. (“Embarcadero”) and Idera, Inc. (“Idera”) filed a complaint in the U.S. Federal District Court for the Western District of Texas against SGS and Integrio Technologies, LLC (“Integrio”) for failure to pay for purchased software and services pursuant to certain reseller agreements. The complaint alleges that SGS entered into an agreement with Integrio to acquire certain assets and assume certain liabilities of Integrio and are therefore responsible for any amounts due. In the complaint, Embarcadero and Idera demand that SGS and Integrio pay $1,100,000 in damages. On April 26, 2018, the parties filed a stipulation of dismissal to dismiss this case with prejudice following entry into a settlement agreement pursuant to which the Company agreed to satisfy the outstanding payables. On April 28, 2018, the court rendered the final judgment to approve this stipulation.

Micro Focus

As previously reported in the March 2018 Form 10-Q, on August 11, 2017, Micro Focus (US) Inc. (“Micro Focus”), filed a complaint in the Circuit Court of Fairfax County, Virginia against SGS for failure to pay a debt settlement entered into on March 13, 2017 for a principal amount of $245,538.33 plus accrued interest. The complaint demands full payment of the principal amount of $245,538.33 plus accrued interest. On October 31, 2017, Micro Focus filed a motion for summary judgment against SGS. The Company consented to the court entering summary judgment in favor of Micro Focus in the amount of $245,538.33, with interest accruing at 10% per annum from June 13, 2017 until payment is completed and the parties are currently in settlement negotiations regarding a payment plan. On April 19, 2018, a settlement agreement with Microfocus for $200,000 which has been satisfied as of the date of this Form 10-Q.

Virtual Imaging

As previously reported in the March 2018 Form 10-Q, on December 28, 2017, Virtual Imaging, Inc. (“Virtual Imaging”) filed a complaint in the United States District Court, Eastern District of Virginia, against Sysorex and SGS. The complaint alleges that Virtual Imaging provided products to the defendants having an aggregate value of $3,938,390.28, of which $3,688,390.88 remains outstanding and overdue. Virtual Imaging has demanded compensation for the unpaid amount. The parties have agreed to a settlement payment schedule in connection with this matter.

Deque

On January 22, 2018, Deque Systems, Inc. filed a motion for entry of default judgment (the “Motion”) against SGS in the Circuit Court of Fairfax County, Virginia. The Motion alleges that SGS failed to respond to a complaint served on November 22, 2017. The Motion requests a default judgment in the amount of $336,000. A trial is currently scheduled for September 12, 2018, however, the parties are currently finalizing a settlement agreement.

AVT Technology Solutions

On April 6, 2018, AVT Technology Solutions, LLC, filed a complaint in the United States District Court Middle District of Florida Tamp Division against Inpixon and Sysorex alleging breach of contract, breach of corporate guaranty and unjust enrichment in connection with non-payment for goods received and requesting a judgment in an amount of not less than $9,152,698.71. The Company has filed a motion to dismiss this complaint and is currently finalizing a settlement agreement with AVT.

Consultant for Advisory Services

On March 19, 2018, Inpixon was notified by a consultant for advisory services (the “Consultant”) that it believes the Company is required to pay a minimum project fee in an amount equal to $1 million less certain amounts previously paid as a result of the Company’s completion of certain financing transactions. On April 18, 2018, the Consultant filed a demand for arbitration with the American Arbitration Association against Sysorex (formerly Inpixon USA). Sysorex intends to contest the case vigorously.

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

In connection with the spin-off and in accordance with the terms and conditions of the Separation and Distribution Agreement, all liabilities resulting from the pending litigation matters described above and related to the Sysorex business will be assumed by Sysorex and Sysorex will indemnify the Company in connection with any such liabilities, except in connection with the arbitration matter with the Consultant described above, the costs and liabilities of which are anticipated to be shared by Sysorex and the Company following the spin-off.

Item 1A.	Risk Factors

We face a number of significant risks and uncertainties in connection with our operations. Our business, results of operations and financial condition could be materially adversely affected by these risks. Except as disclosed below, there have been no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Risks Related to Our Consolidated Operations

We have completed five acquisitions since 2013, including Lilien, Shoom, AirPatrol, LightMiner and Integrio, and plan to pursue a spin-off of our VAR business which includes the businesses acquired from Lilien and Integrio, which may make it difficult for potential investors to evaluate our future consolidated business. Furthermore, due to the risks and uncertainties related to the acquisition of new businesses, any such acquisition does not guarantee that we will be able to attain profitability.

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

Risks Related to the Spin-Off

The proposed spin-off of our VAR business may not be completed on the currently contemplated timeline or terms, or at all, may be more expensive than anticipated and may not achieve the intended benefits.

The proposed spin-off of our VAR business via our wholly-owned subsidiary, Sysorex, is subject to final board approval of the terms of such transaction, SEC clearance, market and certain other conditions, and there can be no assurance as to whether or when such a transaction will occur. Unforeseen developments, including possible delays in obtaining various tax and regulatory approvals or clearances, could delay or prevent the proposed separation or cause the proposed separation to occur on terms or conditions that are less favorable and/or different than expected. We expect the process of completing such transaction will be time-consuming and involve significant costs and expenses, which may be significantly higher than what we currently anticipate, may increase in the event that the timing of the transaction is delayed and may not yield a benefit if the transaction is not completed. Executing the proposed transaction, as well as performing our obligations under any transition services agreement entered into with Sysorex for a period of time after the separation, will require significant time and attention from our senior management and employees, which could adversely affect our business, financial results and results of operations.

Separating the businesses may also result in dis-synergies post-separation that could negatively impact the balance sheet, income statement and cash flows of each business. Moreover, we may not realize some or all of the anticipated strategic, financial, operational, marketing or other benefits from the separation, which could materially and adversely affect our business, financial condition and results of operations and lead to increased volatility in the price of our Common Stock.

If the distribution, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, the Company, our stockholders, Sysorex and Sysorex stockholders could be subject to significant tax liabilities, and, in certain circumstances, the Company could be required to indemnify Sysorex for material taxes and other related amounts pursuant to indemnification obligations under the tax matters agreement.

We believe that the spin-off may qualify as a transaction that is generally tax-free to our stockholders for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). We anticipate that a corporate level gain is likely to be triggered as a result of both pre- and post-spin-off financings and potentially as a result of certain internal restructurings contemplated in anticipation of the spin-off, but this gain should be largely or entirely offset by existing net operating losses. There are no assurances, however, that the Internal Revenue Service will not challenge such conclusion or that a court would sustain such a challenge.

If the spin-off, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, we and our stockholders could be subject to significant tax liabilities, and, in certain circumstances, the Company could be required to indemnify Sysorex for material taxes and other related amounts pursuant to indemnification obligations under the tax matters agreement.

If the spin-off, together with certain related transactions, fails to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code, in general, the Company would recognize taxable gain as if it had sold the Company’s Common Stock in a taxable sale for its fair market value, and Inpixon stockholders who receive Sysorex shares in the spin-off would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares.

Under a tax matters agreement we expect to enter into with SGS in connection with the spin-off, we may be required to indemnify Sysorex for any taxes resulting from the spin-off (and any related costs and other damages) to the extent such amounts resulted from (i) actions or failures to act by us or (ii) any of the representations or undertakings made by us and contained in any of the spin-off -related agreements being incorrect or violated. Any such indemnity obligations could be material.

The Company may not be able to preserve the tax-free treatment if it engages in desirable strategic or capital-raising transactions following the separation.

Under current law, a spin-off can be rendered taxable to the parent corporation and its stockholders as a result of certain post-spin-off acquisitions of shares or assets of the spun-off corporation. Therefore if we consummate certain strategic or capital raising transactions following the spin-off it is possible that we may not be able to preserve the tax-free treatment of the separation and distribution. For example, if we (i) enter into any transaction pursuant to which all or a portion of the shares of our Common Stock would be acquired, whether by merger or otherwise, (ii) issue equity securities beyond certain thresholds, (iii) repurchase shares of our Common Stock other than in certain open-market transactions, or (iv) cease to actively conduct certain of our businesses, the separation and distribution may fail to qualify for tax-free treatment.

Risks Related to Our Securities

Our Common Stock may be delisted from the Nasdaq Capital Market if we cannot satisfy Nasdaq’s continued listing requirements in the future.

On May 17, 2018, we received a deficiency letter from Nasdaq indicating that, based on our closing bid price for the last 30 consecutive business days, we do not comply with the minimum bid price requirement of $1.00 per share, as set forth in Nasdaq Listing Rule 5550(a)(2).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided a period of 180 calendar days, or until November 13, 2018, in which to regain compliance. In order to regain compliance with the minimum bid price requirement, the closing bid price of our Common Stock must be at least $1.00 per share for a minimum of ten consecutive business days during this 180-day period. In the event that we do not regain compliance within this 180-day period, we may be eligible to seek an additional compliance period of 180 calendar days if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and provide written notice to Nasdaq of our intent to cure the deficiency during this second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq Staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq will provide notice to us that our Common Stock will be subject to delisting.

The notice does not result in the immediate delisting of the Company’s Common Stock from the Nasdaq Capital Market. The Company intends to monitor the closing bid price of the Company’s Common Stock and consider its available options in the event that the closing bid price of the Company’s Common Stock remains below $1.00 per share. There can be no assurance that the Company will be able to regain compliance with the minimum bid price requirement or maintain compliance with the other listing requirements. As of the date of this report we have not regained compliance. There can be no assurance that we would pursue a reverse stock split or be able to obtain the approvals necessary to effect a reverse stock split. In addition, there can be no assurance that, following any reverse stock split, the per share trading price of our Common Stock would remain above $1.00 per share or that we would be able to continue to meet other listing requirements. If our Common Stock is delisted, market liquidity for our Common Stock could be severely affected and our stockholders’ ability to sell their shares of our Common Stock could be limited. A delisting of our Common Stock from Nasdaq would negatively affect the value of our Common Stock. A delisting of our Common Stock could also adversely affect our ability to obtain financing for our operations and could result in the loss of confidence in our company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a) Sales of Unregistered Securities

None.

c) Issuer Purchases of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

The information set forth below is included herein for the purpose of providing the disclosure required under “Item 1.01 – Entry into a Material Definitive Agreement” of Form 8-K.

Entry into Agreements Related to the Spin-off of Sysorex, Inc.

On August 7, 2018, Inpixon (the “Company”) entered into a Separation and Distribution Agreement (the “Separation Agreement”) with its wholly-owned subsidiary, Sysorex, Inc. (“Sysorex”) governing the proposed separation (the “Spin-off”) of the VAR business from its IPA business. The Spin-off will also governed by a Tax Matters Agreement, an Employee Matters Agreement and a Transition Services Agreement, each between the Company and Sysorex to be entered into prior to completion of the Spin-off (collectively with the Separation Agreement, the “Spin-off Documents”).

The Separation Agreement

The Separation Agreement incorporates a step plan which provides for the transfer of entities, assets and liabilities at the effective time on the date of the Spin-off pursuant to which (i) the Company will contribute to Sysorex all of the outstanding equity interests of the Sysorex subsidiary entities, (ii) the Company will contribute to Sysorex $2 million in cash (which amount shall be reduced by the aggregate amount of certain operating and other expenses of Sysorex that have been or will be satisfied by the Company from June 30, 2018 through the date of the Spin-off), (iii) the Company will transfer certain assets to Sysorex and Sysorex will assume certain of the Company’s liabilities and (iv) Sysorex will contribute to the Company certain assets and liabilities related to the Company’s indoor positioning analytics business.

One share of Sysorex common stock for every three shares of the Company’s common stock outstanding or issuable upon complete conversion of the preferred stock or exercise of certain warrants outstanding as of the record date will be distributed as a stock dividend to holders of the Company’s common stock, preferred stock and certain warrants of record as of August 21, 2018 (the “Record Date”). Holders of stock options and other awards under the Company’s equity plans will participate in the Spin-off in accordance with the Employee Matters Agreement (described below) and the terms of such securities. At the election of the Company, fractional shares of Sysorex common stock that you would have received after application of the above ratio will be either rounded up to the nearest whole share or, assuming a trading market exists for Sysorex’s common stock, the fractional shares will be aggregated into whole shares, the whole shares will be sold in the open market at prevailing market prices and the aggregate net cash proceeds of the sales will be distributed pro rata to each holder who otherwise would have been entitled to receive a fractional share in the distribution.

The Separation Agreement provides for the transfer by the Company to Sysorex of assets relating to the VAR business and the assumption by Sysorex of liabilities relating to the VAR business at the effective time of the Spin-off.

Conditions to the Spin-off

The obligation of the Company to complete the Spin-off is conditioned upon the fulfillment at or prior to the Spin-off of the following conditions:

●	the transfer of assets and liabilities to Sysorex and the Company, respectively, in accordance with the Separation Agreement will have been completed;

●	an independent appraisal firm acceptable to the Company shall have delivered one or more opinions to the Company’s board of directors confirming the solvency and financial viability of the Company before the completion of the Spin-off and each of the Company and Sysorex after completion of the Spin-off, and such opinions shall have been acceptable to the Company in form and substance and such opinions shall not have been withdrawn or rescinded;

●	the registration statement of which the information statement forms a part will be declared effective, no stop order suspending the effectiveness of the registration statement will be in effect, no proceedings for such purpose will be pending before or threatened by the SEC and the information statement will have been mailed to the Company’s stockholders;

●	the Spin-off Documents will have been duly executed and delivered by the parties;

●	all actions and filings necessary or appropriate under applicable U.S. federal, state or other securities laws will have been taken and, where applicable, will have become effective or been accepted by the applicable governmental authority;

●	no order, injunction or decree issued by any court of competent jurisdiction or other legal restraint or prohibition preventing the consummation of the Spin-off will be in effect;

●	no other event or development will have occurred or exist that, in the judgment of the Company’s board of directors, in its sole discretion, makes it inadvisable to effect the Spin-off.

Mutual Releases and Indemnification

The Separation Agreement provides that Sysorex and its affiliates will release and discharge the Company and its affiliates from all liabilities assumed by Sysorex as part of the Spin-off, from all acts and events occurring or failing to occur, and all conditions existing, on or before the distribution date relating to Sysorex’s business, and from all liabilities existing or arising in connection with the implementation of the Spin-off, except as expressly set forth in the Separation Agreement. The Company and its affiliates will release and discharge Sysorex and its affiliates from all liabilities retained by the Company and its affiliates as part of the Spin-off and from all liabilities existing or arising in connection with the implementation of the Spin-off, except as expressly set forth in the Separation Agreement.

These releases will not extend to obligations or liabilities under any agreements between the parties that remain in effect following the Spin-off, which agreements include, but are not limited to, the Spin-off Documents.

Expenses

Except as expressly set forth in the Spin-off Documents, the Company will be responsible for payment of all out-of-pocket fees, costs and expenses incurred in connection with the Spin-off prior to the effective time of the Spin-off, including costs and expenses relating to legal and tax counsel, financial advisors and accounting advisory work related to the Spin-off. Except as expressly set forth in the Spin-off Documents, or as otherwise agreed in writing by the Company and Sysorex, all such fees, costs and expenses incurred in connection with the Spin-off after the effective time of the Spin-off will be paid by the party incurring such fee, cost or expense.

Other Matters

Other matters governed by the Separation Agreement include access to financial and other information, confidentiality, access to and provision of witnesses and records and treatment of outstanding guarantees.

Termination

The Separation Agreement provides that it may be terminated, and the Spin-off may be abandoned, at any time prior to the effective time of the Spin-off in the sole discretion of the Company without the approval of any person, including the stockholders of the Company or Sysorex. In the event of a termination of the Separation Agreement, no party, nor any of its directors or officers, will have any liability of any kind to the other party or any other person. After the effective time of the Spin-off, the Separation Agreement may not be terminated except by an agreement in writing signed by both the Company and Sysorex.

The Tax Matters Agreement

Prior to the distribution, the Company and Sysorex will enter into a Tax Matters Agreement which sets out the respective rights, responsibilities, and obligations of the Company and Sysorex with respect to taxes (including taxes arising in the ordinary course of business and taxes incurred as a result of the Spin-off), tax attributes, tax returns, tax contests and certain other related tax matters.

The Tax Matters Agreement allocates responsibility for the preparation and filing of certain tax returns (and the payment of taxes reflected thereon), including the Company’s consolidated federal income tax return, tax returns associated with both the indoor positioning analytics business and the VAR business, and provides for certain reimbursements by the parties.

Under the Tax Matters Agreement, the Company will generally be liable for its own taxes and taxes of all of its subsidiaries (other than Sysorex and any Sysorex subsidiary, the taxes for which Sysorex shall be liable) for all tax periods (or portion thereof) ending on the date of the completion of the Spin-off. Sysorex, however, will be responsible for its taxes and for taxes of its subsidiaries, for taxes attributable to the VAR business (taking into account the availability of net operating losses to offset taxable income from the Spin-off and such related transactions). Sysorex will bear liability for any transfer taxes incurred in the Spin-off and certain related transactions.

Employee Matters Agreement

Prior to the distribution, the Company and Sysorex will enter into an Employee Matters Agreement to allocate liabilities and responsibilities relating to employment matters, employee compensation and benefits arrangements and other related matters in connection with the Spin-off.

The Employee Matters Agreement provides that, unless otherwise specified, the Company will be responsible for liabilities associated with employees who will be employed by the Company following the Spin-off, and former employees of the Company whose liabilities are not allocated to Sysorex (collectively, the “Inpixon allocated employees”), and Sysorex will be responsible for liabilities associated with employees who will be employed by Sysorex following the Spin-off, former employees of the Company whose last employment was with the VAR business and certain specified former employees (collectively, the “Sysorex allocated employees”).

Sysorex allocated employees will be eligible to participate in Sysorex benefit plans in accordance with the terms and conditions of the Sysorex plans as in effect from time to time. Since many of the existing welfare benefit arrangements are offered by Sysorex, the Company will agree to offer to employees that it will retain welfare benefits that are substantially the same as those provided by Sysorex to Inpixon allocated employees immediately prior to the distribution. The Company also provides its employees with a 401(k) retirement plan. Sysorex intends to provide its employees with a 401(k) retirement plan, although the terms of any such plan may vary from the plan provided by the Company. Generally and subject to certain exceptions, the Company will credit each Inpixon allocated employee with his or her service prior to the distribution for all purposes under the Company’s benefit plans to the same extent such service was recognized by Sysorex for similar purposes and so long as such crediting does not result in a duplication of benefits.

The Employee Matters Agreement will also include provisions relating to cooperation between the two companies on matters relating to employees and employee benefits and other administrative provisions.

Transition Services Agreement

Prior to the distribution, the Company and Sysorex will enter into a Transition Services Agreement which sets out the respective rights, responsibilities, and obligations of each party with respect to certain support services to be provided by each other to one another after the Spin-off, as may be necessary to ensure the orderly transition under the Separation Agreement. The Company will provide various hosting and support services to Sysorex for up to 30 users at a price of $3,680 per month. These services include user authentication and permissions control through Active Directory, access to email and office productivity tools through an Office365 Enterprise 3 plan, hosting and access to Quotewerks, Great Plains and Unanet servers through a Remote Desktop Protocol gateway. The Company will also provide helpdesk support including remote support tools, system imaging and management, antivirus tools and basic network support. The pricing includes monthly subscription based licenses.

Any services provided beyond the services covered will be billed at a negotiated rate, which will not be less favorable than the rate the Company or Sysorex would have received for such service from a third party.

Under the Transition Services Agreement, the Company and Sysorex will agree to promptly take all steps to internalize the services being provided by acquiring their own staff or outsourcing such services to third parties.

The Transition Services Agreement will be effective upon the Spin-Off and will continue for a minimum term of one year, provided that the Company or Sysorex may terminate the Transition Services Agreement with respect to any or all services provided thereunder at any time upon 30 days prior written notice to the other party. Additionally, either party may renew or extend the term of the Transition Services Agreement with respect to the provision of any service which have not been previously terminated.

The descriptions of the Separation Agreement, the Tax Matters Agreement, the Employee Matters Agreement and the Transition Services Agreement contained in this Form 10-Q does not purport to be complete and is qualified in its entirety by reference to these agreements, which are filed as Exhibits 2.1, 10.10, 10.11 and 10.12 to this Form 10-Q and are incorporated herein by reference.

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

Date: August 13, 2018	INPIXON

	By:	/s/ Nadir Ali
Nadir Ali Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Wendy Loundermon
Wendy Loundermon
VP of Finance (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Separation and Distribution Agreement, dated as of August 7, 2018, by and between the Company and Sysorex, Inc.					X

4.1	Form of Certificate of Designation of Preferences, Rights and Limitations of Series 4 Convertible Preferred Stock	8-K	001-36404	3.1	April 24, 2018

4.2	Form of Warrant	8-K	001-36404	4.1	April 24, 2018

4.3	Amendment No. 1 to the 2018 Employee Stock Incentive Plan	8-K	001-36404	4.1	May 18, 2018

10.1	Form of Securities Purchase Agreement	8-K	001-36404	10.1	April 24, 2018

10.2	Disclosure Schedules to Form of Securities Purchase Agreement	10-Q	001-36404	10.11	May 15, 2018

10.3	Placement Agency Agreement, dated April 20, 2018, by and between Inpixon and ROTH Capital Partners, LLC	8-K	001-36404	10.2	April 24, 2018

10.4	Form of Lock-Up Agreement	8-K	001-36404	10.3	April 24, 2018

10.5	Amended and Restated Employment Agreement by and between the Company and Nadir Ali	10-Q	001-36404	10.14	May 15, 2018

10.6	Form of Incentive Stock Option Agreement	8-K	001-36404	10.1	May 18, 2018

10.7	Form of Non-Qualified Stock Option Agreement	8-K	001-36404	10.2	May 18, 2018

10.8	Standstill Agreement	8-K	001-36404	10.1	May 25, 2018

10.9	Amended Compensation Terms for Soumya Das					X

10.10	Form of Employee Matters Agreement to be entered into by and between the Company and Sysorex, Inc.					X

10.11	Form of Tax Matters Agreement to be entered into by and between the Company and Sysorex, Inc.					X

10.12	Form of Transition Services Agreement to be entered into by and between the Company and Sysorex, Inc.					X

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018	X

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018	X

32.1#	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instant Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

# This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

