Form 10-Q
period 2018-09-30
INPIXON
filed 2018-11-06
CIK 1529113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.001	1,554,227
(Class)	Outstanding at November 2, 2018

INPIXON

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

 i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

AND OTHER INFORMATION CONTAINED IN THIS REPORT

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this Form 10-Q. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of anticipated products; anticipated expenses; and projected financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	our limited cash and our history of losses;

●	our ability to achieve profitability;

●	our limited operating history with recent acquisitions and our spin-off of Sysorex, Inc.;

●	emerging competition and rapidly advancing technology in our industry that may outpace our technology;

●	customer demand for the products and services we develop;

●	the impact of competitive or alternative products, technologies and pricing;

●	our ability to manufacture any products we develop;

●	our ability to continue as a going concern;

●	lawsuits and other claims by third parties;

●	our success at managing the risks involved in the foregoing items; and

●	other factors discussed in this Form 10-Q.

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

Except where indicated, all share and per share data in this Form 10-Q, including the unaudited condensed consolidated financial statements, reflect the 1-for-15 reverse stock split of the Company’s issued and outstanding common stock effected on March 1, 2017, the 1-for-30 reverse stock split of the Company’s issued and outstanding common stock effected on February 6, 2018 and the 1-for-40 reverse stock split of the Company’s issued and outstanding common stock effected on November 2, 2018.

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

The results for the period ended September 30, 2018 are not necessarily indicative of the results of operations for the full year. These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our audited consolidated financial statements for the fiscal years ended December 31, 2017 and 2016 included in the annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 27, 2018.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value data)

	As of September 30,	As of December 31,
	2018	2017
	(Unaudited)	(Audited)
Assets

Current Assets
Cash and cash equivalents	$1,461	$119
Accounts receivable, net	878	429
Notes and other receivables	64	13
Inventory	810	783
Assets held for sale	-	23
Related party receivable	750	-
Current assets of deconsolidated operations	-	6,983
Prepaid assets and other current assets	923	859

Total Current Assets	4,886	9,209

Property and equipment, net	219	348
Software development costs, net	1,680	2,017
Intangible assets, net	5,321	7,566
Goodwill	636	636
Non-current assets of deconsoldiated operations	-	7,558
Other assets	249	357

Total Assets	$12,991	$27,691

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except number of shares and par value data)

	As of September 30,	As of December 31,
	2018	2017
	(Unaudited)	(Audited)
Liabilities and Stockholders’ (Deficit) Equity

Current Liabilities
Accounts payable	$777	$1,562
Accrued liabilities	1,149	2,206
Deferred revenue	52	58
Short-term debt	1,815	3,058
Derivative liabilities	--	48
Current liabilities of deconsolidated operations	--	33,040
Liabilities held for sale	--	2,059

Total Current Liabilities	3,793	42,031

Long Term Liabilities
Long-term debt	142	767
Other liabilities	29	73
Non-current liabilities of deconsolidated operations	--	3,673

Total Liabilities	3,964	46,544

Commitments and Contingencies Stockholders’ (Deficit) Equity

Preferred Stock - $0.001 par value; 5,000,000 shares authorized, 0 issued and outstanding as of September 30, 2018 and December 31, 2017	--	--
Series 4 Convertible Preferred Stock - $1,000 stated value; 10,185 shares authorized; 7 and 0 issued and 7 and 0 outstanding at September 30, 2018 and December 31, 2017. Liquidation preference of $0 at September 30, 2018 and December 31, 2017.	--	--
Common Stock - $0.001 par value; 250,000,000 shares authorized; 1,281,126 and 24,055 issued and 1,281,113 and 24,042 outstanding at September 30, 2018 and December 31, 2017, respectively.	51	1
Additional paid-in capital	120,124	78,302
Treasury stock, at cost, 13 shares	(695)	(695)
Accumulated other comprehensive income	16	31
Accumulated deficit (excluding $2,442 reclassified to additional paid in capital in quasi-reorganization)	(110,482)	(94,486)

Stockholders’ (Deficit) Equity Attributable to Inpixon	9,014	(16,847)

Non-controlling Interest	13	(2,006)

Total Stockholders’ (Deficit) Equity	9,027	(18,853)

Total Liabilities and Stockholders’ (Deficit) Equity	$12,991	$27,691

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Revenues
Products	$271	$52	$554	$476
Services	669	819	2,073	2,531
Total Revenues	940	871	2,627	3,007

Cost of Revenues
Products	107	94	259	410
Services	191	173	559	580
Total Cost of Revenues	298	267	818	990

Gross Profit	642	604	1,809	2,017

Operating Expenses
Research and development	296	224	820	713
Sales and marketing	447	441	1,259	1,917
General and administrative	2,326	3,239	8,796	8,325
Acquisition related costs	78	--	94	5
Impairment of goodwill	--	587	--	587
Amortization of intangibles	812	808	2,419	2,536

Total Operating Expenses	3,959	5,299	13,388	14,083

Loss from Operations	(3,317)	(4,695)	(11,579)	(12,066)

Other Income (Expense)
Interest expense	(78)	(252)	(981)	(1,317)
Change in fair value of derivative liability	--	46	48	254
Gain on the sale of Sysorex Arabia	--	--	23	--
Other income/(expense)	--	14	(11)	(54)

Total Other Income (Expense)	(78)	(192)	(921)	(1,117)

Net Loss from Continuing Operations	(3,395)	(4,887)	(12,500)	(13,183)

Loss from Discontinued Operations, Net of Tax	(1,785)	(9,754)	(4,778)	(13,946)

Net Loss	(5,180)	(14,641)	(17,278)	(27,129)

Net Loss Attributable to Non-controlling Interest	4	(4)	6	(13)

Net Loss Attributable to Stockholders of Inpixon	$(5,184)	$(14,637)	$(17,284)	$(27,116)

Deemed dividend to preferred stockholders	--	--	(11,235)	--
Net Loss Attributable to Common Stockholders	(5,184)	(14,637)	(28,519)	(27,116)

Net Loss Per Basic and Diluted Common Share
Loss from continuing operations	$(3.17)	$(620.65)	$(45.97)	$(3,372.47)
Loss from discontinued operations	$(1.67)	$(1,238.76)	$(9.25)	$(3,567.66)
Net Loss Per Share - Basic and Diluted	$(4.84)	$(1,858.90)	$(55.24)	$(6,936.81)

Weighted Average Shares Outstanding
Basic and Diluted	1,071,310	7,874	516,302	3,909

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)

Net Loss	$(5,180)	$(14,641)	$(17,278)	$(27,129)

Unrealized foreign exchange gain/(loss) from cumulative translation adjustments	(10)	(5)	(15)	(15)

Comprehensive Loss	$(5,190)	$(14,646)	$(17,293)	$(27,144)

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

(In thousands, except per share data)

	Series 3 Convertible		Series 4 Convertible				Additional			Accumulated Other		Non-	Total Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Controlling	(Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Interest	Equity

Balance - January 1, 2018	--	$--	--	$--	24,055	$1	$78,302	(13)	$(695)	$31	$(94,485)	$(2,006)	$(18,852)
Common shares issued for services	--	--	--	--	196	--	80	--	--	--	--	--	$80
Stock options granted to employees for services	--	--	--	--	--	--	899	--	--	--	--	--	$899
Fractional shares issued for stock split	--	--	--	--	243	--	--	--	--	--	--	--	$--
Common and preferred shares issued for net cash proceeds from a public offering	10,184.9752	--	10,115.0000	--	98,145	4	27,957	--	--	--	--	--	$27,961
Redemption of convertible series 3 preferred stock	(10,184.9752)	--	--	--	108,351	4	(4)	--	--	--	--	--	$--
Redemption of convertible series 4 preferred stock	--	--	(10,108.0000)	--	1,043,255	42	(42)	--	--	--	--	--	$--
Common shares issued for extinguishment of debenture liability	--	--	--	--	6,881	--	1,456	--	--	--	--	--	$1,456
Deconsolidation of Sysorex as a result of spin-off	--	--	--	--	--	--	11,476	--	--	--	--	--	$11,476
Sale of Sysorex Arabia	--	--	--	--	--	--	--	--	--	--	--	2,013	$2,013
Adoption of accounting standards (Note 2)	--	--	--	--	--	--	--	--	--	--	1,287	--	$1,287
Cumulative Translation Adjustment	--	--	--	--	--	--	--	--	--	(15)	--	--	$(15)
Net loss	--	--	--	--	--	--	--	--	--	--	(17,284)	6	$(17,278)

Balance - September 30, 2018	--	$--	7.0000	$--	1,281,126	$51	$120,124	(13)	$(695)	$16	$(110,482)	$13	$9,027

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended
	September 30,
	2018	2017
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(17,278)	$(27,129)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,334	1,324
Amortization of intangible assets	3,804	4,094
Impairment of goodwill	-	8,392
Stock based compensation	979	1,282
Amortization of technology	50	50
Change in fair value of derivative liability	(48)	(254)
Amortization of debt discount	417	1,545
Amortization of deferred financing costs	-	167
Provision for doubtful accounts	221	773
Gain on the settlement of liabilities	(307)	-
Gain on the sale of Sysorex Arabia	(23)	-
Other	(37)	129

Changes in operating assets and liabilities:
Accounts receivable and other receivables	207	5,223
Inventory	(19)	270
Other current assets	54	455
Prepaid licenses and maintenance contracts	(5)	9,787
Other assets	34	46
Accounts payable	(8,797)	4,751
Accrued liabilities	(3,057)	455
Deferred revenue	64	(10,704)
Other liabilities	(978)	(438)
Total Adjustments	(6,107)	27,347

Net Cash (Used in) Provided by Operating Activities	(23,385)	218

Cash Flows Used in Investing Activities
Purchase of property and equipment	(39)	(91)
Investment in capitalized software	(661)	(1,063)
Investment in technology	(175)	-
Cash spun off a result of de-consolidation	(362)	-
Net Cash Flows Used in Investing Activities	(1,237)	(1,154)

Cash Flows from Financing Activities
Repayments to bank facility	(1,141)	(3,348)
Net proceeds from issuance of common stock, preferred stock and warrants	27,961	6,117
Repayment of notes payable	(113)	(20)
Advances to related party	(774)	-
Repayments from related party	24	-
Repayment of debenture	-	(2,850)
Net proceeds from convertible promissory notes	-	2,000
Repayment of convertible promissory notes	-	(2,662)
Net Cash Provided by (Used In) Financing Activities	25,957	(763)

Effect of Foreign Exchange Rate on Changes on Cash	(15)	(15)

Net Increase (Decrease) in Cash and Cash Equivalents	1,320	(1,714)

Cash and Cash Equivalents - Beginning of period	141	1,821

Cash and Cash Equivalents - End of period	$1,461	$107

Supplemental Disclosure of cash flow information:
Cash paid for:
Interest	$798	$545
Income Taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Common shares issued for extinguishment of debenture liability	$1,456	$-
Adjustment to opening retained earnings for the adoption of ASC 606	$1,287	$-
Deconsolidation of Sysorex net liabilities as a result of Spin-off	$11,838	$-

  The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

Note 1 - Organization and Nature of Business and Going Concern

Inpixon, through its wholly-owned subsidiaries, Inpixon Canada, Inc. (“Inpixon Canada”), and its majority-owned subsidiary Sysorex India Limited (“Sysorex India”) (unless otherwise stated or the context otherwise requires, the terms “Inpixon” “we,” “us,” “our” and the “Company” refer collectively to Inpixon and the above subsidiaries), provides Big Data analytics and location based products and related services. The Company is headquartered in California, and has subsidiary offices in Hyderabad, India and Vancouver, Canada.

On December 31, 2017, and as more fully described in Note 4, the Company acquired approximately 82.5% of the outstanding equity securities of Sysorex India which is in the business of IT Services including software application and development, quality assurance (“QA”) and testing and graphical user interface (“GUI”) development.

On August 31, 2018, and as more fully described in Note 7, we completed the spin-off of our value added reseller business from our indoor positioning analytics business by way of a distribution of all the shares of common stock of our wholly-owned subsidiary, Sysorex, Inc. to our stockholders of record as of August 21, 2018 and certain warrant holders.

Going Concern and Management’s Plans

As of September 30, 2018, the Company has net working capital of approximately $1.1 million. For the nine months ended September 30, 2018, the Company incurred a net loss of approximately $17.3 million which includes the losses generated by Sysorex, Inc. through August 31, 2018, the date the entity and its wholly owned subsidiary were spun off as more fully described in Note 7. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the financial statements are issued.

On January 5, 2018, the Company entered into a securities purchase agreement with certain investors pursuant to which it sold an aggregate of 14,996 shares of the Company’s common stock and warrants to purchase up to 14,996 shares of common stock at a purchase price of $212.40 per share of common stock for aggregate net proceeds of approximately $2.8 million. On February 20, 2018, the Company completed a public offering consisting of an aggregate of 83,149 Class A units, at a price to the public of $94.00 per Class A unit, and 10,184.9752 Class B units, at a price to the public of $1,000 per Class B unit for aggregate net proceeds of approximately $15.4 million. On April 24, 2018, the Company completed a public offering consisting of 10,115 units at a price to the public of $1,000 per unit for aggregate net proceeds after expenses of approximately $9.2 million. On October 12, 2018, the Company raised approximately $2 million in net proceeds from a one-year promissory note.

The Company expects its capital resources as of September 30, 2018, availability on the Payplant facility to finance purchase orders and invoices in an amount equal to 80% of the face value of purchase orders received (as described in Note 8), funds from higher margin business line expansion and credit limitation improvements should be sufficient to fund planned operations during the year ending December 31, 2018; however, the Company will need additional funds to support its operations for the next twelve months.  In addition, the Company is pursuing possible strategic transactions and if the Company pursues any such opportunities, other expansion plans or changes its business plan it may need to raise additional capital. The Company may raise such additional capital as needed, through the issuance of equity, equity-linked or debt securities.  The Company’s condensed consolidated financial statements as of September 30, 2018 have been prepared under the assumption that we will continue as a going concern for the next twelve months from the date the financial statements are issued. Management’s plans and assessment of the probability that such plans will mitigate and alleviate any substantial doubt about the Company’s ability to continue as a going concern, is dependent upon the ability to attain further operating efficiency, reduce expenditures, and, ultimately, to generate sufficient levels of revenue, which together represent the principal conditions that raise substantial doubt about our ability to continue as a going concern. The Company’s condensed consolidated financial statements as of September 30, 2018 do not include any adjustments that might result from the outcome of this uncertainty.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information, which are the accounting principles that are generally accepted in the United States of America. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the Company’s operations for the nine month period ended September 30, 2018 is not necessarily indicative of the results to be expected for the year ending December 31, 2018.  These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the years ended December 31, 2017 and 2016 included in the Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 27, 2018.

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

Revenue Recognition

Hardware and Software Revenue Recognition

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-08, “Revenue from Contracts with Customers - Principal versus Agent Considerations”, in April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing” and in May 9, 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606)”, or ASU 2016-12. This update provides clarifying guidance regarding the application of ASU No. 2014-09 - Revenue From Contracts with Customers which is not yet effective. These new standards provide for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. In July 2015, the FASB deferred the effective date of ASU 2014-09 until annual and interim periods beginning on or after December 15, 2017. It has replaced most existing revenue recognition guidance under GAAP. The ASU may be applied retrospectively to historical periods presented or as a cumulative-effect adjustment as of the date of adoption. We have adopted Topic 606 using a modified retrospective approach and will be applied prospectively in our financial statements from January 1, 2018 forward. Revenues under Topic 606 are required to be recognized either at a “point in time” or “over time”, depending on the facts and circumstances of the arrangement, and will be evaluated using a five-step model. The adoption of Topic 606 did not have a material impact on our financial statements, neither at initial implementation nor will it have a material impact on an ongoing basis.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

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

Professional Services Revenue Recognition

The Company’s professional services include fixed fee and time and materials contracts. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts including maintenance service provided by in house personnel, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in Accounting Standards Codification (“ASC”) 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the three and nine months ended September 30, 2018 and 2017, the Company did not incur any such losses. These amounts are based on known and estimated factors.

Contract Balances

The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied. The Company had deferred revenue of approximately $52,000 as of September 30, 2018 related to cash received in advance for product maintenance services provided by the Company’s technical staff. The Company expects to satisfy its remaining performance obligations for these maintenance services and recognize the deferred revenue over the next twelve months.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

Note 3 - Summary of Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

The Company incurred stock-based compensation charges of $122,000 and $288,000 for the three months ended September 30, 2018 and 2017, and $979,000 and $1,282,000 for the nine months ended September 30, 2018 and 2017, respectively, which are included in general and administrative expenses. The Company has elected to recognize forfeitures as they occur, rather than calculate an estimated forfeiture rate using a modified retrospective transition approach. The following table summarizes the nature of such charges for the periods then ended (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Compensation and related benefits	$122	$201	$899	$713
Professional and legal fees	--	87	80	246
Acquisition transaction costs	--	--	--	7
Interest expense	--	--	--	316
Totals	$122	$288	$979	$1,282

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

The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the nine months ended September 30, 2018 and 2017:

	For the Nine Months Ended September 30,
	2018	2017
Options	67,454	258
Warrants	1,622,971	3,177
Convertible preferred stock	984	--
Convertible note	15,881	--
Convertible debenture	--	337
Reserved for service providers	1,100	--
Totals	1,708,390	3,772

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

Note 3 - Summary of Significant Accounting Policies (continued)

Reclassification

Certain accounts in the prior year’s financial statements have been reclassified for comparative purposes to conform to the presentation in the current year’s financial statements. These reclassifications have no effect on previously reported earnings.

Derivative Liabilities

During the year ended December 31, 2016, the Company issued a convertible debenture that included reset provisions considered to be down-round protection. In addition, the Company issued warrants that include a fundamental transaction clause which provide for the warrant holders to be paid in cash the fair value of the warrants as computed under a Black Scholes valuation model. The Company determined that the conversion feature and warrants are derivative instruments pursuant to ASC 815 “Derivatives and Hedging” issued by the FASB. The accounting treatment of derivative financial instruments requires that the Company bifurcate the conversion feature and record it as a liability at fair value and the fair value of the warrants were computed as defined in the agreement. The instruments are marked-to-market at fair value as of each balance sheet date. Any change in fair value is recorded as a change in the fair value of derivative liabilities for each reporting period. The fair value of the conversion feature was determined using the Binomial Lattice model. The Company reassesses the classification at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. As of September 30, 2018, the fair value of the derivative liability was $0.

Software Development Costs

The Company develops and utilizes internal software for the processing of data provided by its customers. Costs incurred in this effort are accounted for under the provisions of ASC 350-40, Internal Use Software and ASC 985-20, Software – Cost of Software to be Sold, Leased or Marketed, whereby direct costs related to development and enhancement of internal use software is capitalized, and costs related to maintenance are expensed as incurred. The Company capitalizes its direct internal costs of labor and associated employee benefits that qualify as development or enhancement. These software development costs are amortized over the estimated useful life which management has determined ranges from one to five years.

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

Based on its assessments, the Company did not record any impairment charges for the nine months ended September 30, 2018 and 2017.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

Note 3 - Summary of Significant Accounting Policies (continued)

Recently Issued and Adopted Accounting Standards

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

In September 2017, the FASB issued ASU 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments” that enhances the guidance surrounding sale leaseback transactions, accounting for taxes on leveraged leases and leases with third party value. The related amendments to the Topics described above become effective on the same schedule as Topics 605, 606, 840 and 842.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 - Revenue Recognition (“ASC 605”) and most industry-specific guidance throughout ASC 605. The FASB has issued numerous updates that provide clarification on a number of specific issues as well as requiring additional disclosures. The core principle of Topic 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.

The Company adopted ASC 606 effective January 1, 2018 using the modified retrospective method which was applied to all contracts at the date of initial application. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet did not have a material effect on the post-spin off financial statements of the Company.

Reverse Stock Split

On March 1, 2017, the Company effectuated a 1-for-15 reverse stock split of its outstanding common stock, on February 6, 2018, the Company effectuated a 1-for-30 reverse stock split of its outstanding common stock and on November 2, 2018, the Company effectuated a 1-for-40 reverse stock split of its outstanding common stock.  The financial statements and accompanying notes give effect to each of these reverse stock splits as if they occurred at the beginning of the first period presented.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

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

The purchase price is allocated as follows (in thousands):

Assets Acquired:
Cash	$1
Fixed assets	14
Other assets	32
Total Assets Acquired	47

Liabilities Assumed:
Other current liabilities	10
Total Liabilities Assumed	10

Total Purchase Price	$37

Note 5 - Inventory

Inventory as of September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	As of September 30, 2018	As of December 31, 2017
Raw materials	$220	$220
Finished goods	590	563
Total Inventory	$810	$783

Note 6 - Goodwill

The Company has recorded goodwill and other indefinite-lived assets in connection with its acquisition of Shoom, Inc. (“Shoom”) in September 2013. Goodwill, which represents the excess of acquisition cost over the fair value of the net tangible and intangible assets of the acquired company, is not amortized. Indefinite-lived intangible assets are stated at fair value as of the date acquired in a business combination. The Company’s goodwill balance and other assets with indefinite lives were evaluated for potential impairment during the nine months ended September 30, 2018 and 2017 by doing a quantitative test which confirmed that the fair value of the reporting unit was in excess of the carrying value of the stock so it was determined that there was no impairment.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

Note 7 - Discontinued Operations

Sale of Sysorex Arabia

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

The major categories of assets and liabilities held for sale in the condensed consolidated balance sheets as of December 31, 2017:

(In thousands)	As of December 31, 2017
Assets:
Accounts receivable, net	$1
Notes and other receivables	8
Other assets	14
Total Current Assets	23

Other assets	--
Total Assets	$23

Liabilities:

Current Liabilities:
Accounts payable	$178
Accrued liabilities	918
Deferred revenue	236
Due to related party	5
Short term debt	722
Total Current Liabilities	2,059

Long Term Liabilities	--

Total Liabilities	$2,059

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

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

Note 7 - Discontinued Operations (continued)

Sale of Sysorex Arabia (continued)

The Company did not recognize any depreciation or amortization expense related to discontinued operations during the nine months ended September 30, 2018 or 2017. There were no significant capital expenditures or non-cash operating or investing activities of discontinued operations during the periods presented. The operations of Sysorex Arabia were insignificant for the year ended December 31, 2017. On January 18, 2018, the Company sold its 50.2% interest in Sysorex Arabia to SCI in consideration for SCI’s assumption of 50.2% of the assets and liabilities of Sysorex Arabia.

End of Service Indemnity Provision

In accordance with local labor laws, Sysorex Arabia is required to accrue benefits payable to its employees at the end of their services with Sysorex Arabia. For the nine months ended September 30, 2018 and 2017, no amounts were required to be accrued under this provision.

Spin- Off of Sysorex, Inc. and its wholly owned subsidiary, Sysorex Government Services, Inc.

On August 31, 2018, the Company completed the spin-off (the “Spin-off”) of its value added reseller business from its indoor positioning analytics business by way of a distribution of all the shares of common stock of the Company’s wholly-owned subsidiary, Sysorex, Inc. (“Sysorex”), to the Company’s stockholders of record as of August 21, 2018 (the “Record Date”) and certain warrant holders. The distribution occurred by way of a pro rata stock distribution to such common stock, preferred stock and warrant holders, each of whom received one share of Sysorex’s common stock for every 0.075 shares of the Company’s common stock held on the Record Date or such number of shares of common stock issuable upon complete conversion of the preferred stock or exercise of the warrants. The Spin-off was governed by a Separation and Distribution Agreement as well as other related agreements between the Company and Sysorex (collectively, the “Spin-off Agreements”).

As a result of the Spin-off, the Company’s common stock continues trading on the Nasdaq Stock Market (“Nasdaq”), and Sysorex is an independent public company with common stock that is quoted on the OTC Markets.

In accordance with Accounting Standards Codification (“ASC”) 205-20, “Discontinued Operations,” the results of Sysorex, including Inpixon’s former subsidiary, Sysorex Government Services, Inc., formerly Inpixon Federal, Inc. (“SGS”), are reflected in Inpixon’s condensed consolidated financial statements as discontinued operations and, therefore, are presented as assets and liabilities of discontinued operations on the condensed consolidated balance sheet and loss from discontinued operations on the condensed consolidated statements of operations. Certain amounts in the prior year’s condensed consolidated financial statements and related footnotes thereto have been reclassified to conform with the current year presentation as a result of the Spin-off of Sysorex.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

Note 7 - Discontinued Operations (continued)

Spin- Off of Sysorex, Inc. and its wholly owned subsidiary Sysorex Government Services, Inc. (continued)

The major categories of assets and liabilities held for sale in the condensed consolidated balance sheets as of December 31, 2017 (in thousands):

(In thousands)	As of December 31, 2017
Assets:
Cash and cash equivalents	$22
Accounts receivable, net	1,882
Notes and other receivables	171
Inventory	7
Prepaid licenses and maintenance contracts	4,638
Other current assets	263
Total Current Assets	$6,983

Prepaid licenses and maintenance, non-current	$2,264
Property and equipment, net	172
Intangible assets, net	5,112
Other assets	10
Total Non-Current Assets	$7,558

Liabilities:

Current Liabilities:
Accounts payable	$24,271
Accrued liabilities	3,215
Deferred revenue	5,554
Total Current Liabilities	$33,040

Deferred revenue, non-current	$2,636
Other liabilities	40
Acquisition liability - Integrio	997
Total Non-Current Liabilities	$3,673

The assets and liabilities that were divested as part of the Spin-off completed on August 31, 2018 were as follows:

(In thousands)

Assets:
Accounts receivable, net	$651
Notes and other receivables	473
Prepaid licenses and maintenance contracts	5
Other current assets	146
Property and equipment, net	41
Intangible assets, net	3,728
Other assets	34
Total Assets	$5,078
Liabilities:
Accounts payable	$(15,952)
Accrued liabilities	(792)
Deferred revenue	(70)
Other liabilities	(40)
Acquisition liability - Integrio	(62)
Total Liabilities	$(16,916)
Total Net Assets Deconsolidated as Result of Spin-off	$(11,838)

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

Note 8 - Debt

Debt as of September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	As of September 30, 2018	As of December 31, 2017
Short-Term Debt
Notes payable (A)	$1,815	$1,917
Revolving line of credit (B)	--	1,141
Total Short-Term Debt	$1,815	$3,058

Long-Term Debt
Notes payable	$142	$175
Senior secured convertible debenture, less debt discount of $417 (C)	--	592
Total Long-Term Debt	$142	$767

(A)	Convertible Notes Payable

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

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

Note 8 - Debt (continued)

(A)	Convertible Notes Payable (continued)

On August 30, 2018, the Company entered into a Standstill Agreement with the November Noteholder. Pursuant to the Standstill Agreement, the November Noteholder agreed that its right to redeem all or any portion of the November Note will not commence until the date that is the earlier of (i) 12 months after the purchase price date, and (b) five trading days following receipt of approval from Inpixon’s stockholders, as may be required in accordance with applicable Nasdaq Listing Rules, to amend the terms of the November Note to modify the Conversion Price and the Minimum Redemption Price, as those terms are defined in the November Note, on terms that are acceptable to the November Noteholder. The Standstill Agreement also extends the maturity date of the November Note to December 31, 2018. Inpixon paid the November Noteholder $75,000 as consideration for the November Noteholder’s consent to enter into the Standstill Agreement and accordingly expensed the $75,000 to interest expense on the date paid.

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

In connection with the purchase and assignment of the Gemcap Loan in accordance with the Purchase Agreement, the GemCap Loan was amended and restated in accordance with the terms and conditions of the Payplant Loan and Security Agreement, dated as of August 14, 2017, between the Company and Payplant (the “Loan Agreement”). The Loan Agreement allows the Company to request loans (each a “Loan” and collectively the “Loans”) from the Lender (in the manner provided therein) with a term of no greater than 360 days in amounts that are equivalent to 80% of the face value of purchase orders received (“Aggregate Loan Amount”). The Lender is not obligated to make the requested loan, however, if the Lender agrees to make the requested loan, before the loan is made, the Company must provide Lender with (i) one or more promissory notes for the amount being loaned in favor of Lender, (ii) one or more guaranties executed in favor of Lender and (iii) other documents and evidence of the completion of such other matters as Lender may request. The principal amount of each Loan shall accrue interest at a 30 day rate of 2% (the “Interest Rate”), calculated per day on the basis of a year of 360 days and, when combined with all fees that may be characterized as interest will not exceed the maximum rate allowed by law. Upon the occurrence and during the continuance of any event of default, interest shall accrue at a rate equal to the Interest Rate plus 0.42% per 30 days. All computations of interest shall be made on the basis of a year of 360 days. The promissory note is subject to the interest rates described in the Loan Agreement and is secured by the assets of the Company pursuant to the Loan Agreement and will be satisfied in accordance with the terms of the Payplant Client Agreement.

On August 31, 2018 Inpixon, together with Sysorex and SGS, and Payplant executed Amendment 1 to Payplant Client Agreement (the “Amendment”). Pursuant to the Amendment, Sysorex and SGS are no longer parties to the Payplant Client Agreement, originally entered into on August 14, 2017, and have been released from any and all obligations and liabilities arising under the Payplant Client Agreement, whether such obligations and liabilities were in existence prior to or on the date of the Amendment or arise after the date of the Amendment.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

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

On February 5, 2018, the holder of the Debenture delivered a conversion notice to the Company pursuant to which it converted $300,000 of principal of the Debenture into 1,254 shares of the Company’s common stock. Such shares of common stock were issued on February 6, 2018.

On February 7, 2018, the holder of the Debenture delivered a conversion notice to the Company pursuant to which it converted $400,000 of principal of the Debenture into 2,982 shares of the Company’s common stock.

On February 9, 2018, the holder of the Debenture delivered a final conversion notice to the Company pursuant to which it converted $317,000 of principal of the Debenture into 2,646 shares of the Company’s common stock, which satisfied the debenture in full.

The Company analyzed the conversions of the Debenture and determined there was a beneficial conversion feature which had a value of $439,000. The Company recorded this amount as interest expense-debt discount on the condensed consolidated statement of operations and as an increase to additional paid in capital on the condensed consolidated balance sheet.

Note 9 - Capital Raise

January 2018 Capital Raise

On January 5, 2018, the Company entered into that certain Securities Purchase Agreement (the “January 2018 SPA”) with certain investors (the “January 2018 Investors”) pursuant to which the Company agreed to sell an aggregate of 14,996 shares (the “January 2018 Shares”) of the Company’s common stock, at a purchase price of $212.40 per share (the “January 2018 Offering”) and warrants to purchase up to 14,996 shares (the “January 2018 Warrant Shares”) of common stock (the “January 2018 Warrants”). The aggregate gross proceeds for the sale of the January 2018 Shares and January 2018 Warrants was approximately $3.2 million. After deducting placement agent fees and other expenses, the net proceeds from the offering was approximately $2.8 million. The January 2018 Warrants were initially exercisable at an exercise price per share equal to $264.00, subject to certain adjustments, and will expire on the five year anniversary of the initial exercise date. Following the February offering described below, the exercise price of the January 2018 Warrants was reduced to $120.00 per share.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

Note 9 - Capital Raise (continued)

February 2018 Public Offering

On February 20, 2018, the Company completed a public offering for approximately $18 million in securities, consisting of an aggregate of 83,149 Class A units, at a price to the public of $94.00 per Class A unit, each consisting of one share of the Company’s common stock and a five-year warrant to purchase one share of common stock at an exercise price of $140.00 per share (“February 2018 Warrants”), and 10,184.9752 Class B units, at a price to the public of $1,000 per Class B unit, each consisting of one share of the Company’s newly designated Series 3 convertible preferred stock (“Series 3 Preferred”) with a stated value of $1,000 and initially convertible into approximately 11 shares of our common stock at a conversion price of $94.00 per share for up to an aggregate of 108,351 shares of common stock and February 2018 Warrants exercisable for the number of shares of common stock into which the shares of Series 3 Preferred were initially convertible.

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

April 2018 Public Offering

On April 24, 2018, the Company completed a public offering consisting of 10,115 units at a price to the public of $1,000 per unit, each consisting of (i) one share of our newly designated Series 4 convertible preferred stock (the “Series 4 Preferred”) with a stated value of $1,000 and initially convertible into approximately 54 shares of common stock, at a conversion price of $18.40 per share (subject to adjustment) and (ii) one warrant to purchase such number of shares of common stock as each share of Series 4 Preferred is convertible into. The warrants are immediately exercisable at an exercise price of $26.80 per share (subject to adjustment). The Company received approximately $10.1 million in gross proceeds from this offering, before deducting placement agent fees and offering expenses payable by the Company. After deducting placement agent fees and expenses, the net proceeds from this offering were approximately $9.2 million.

The embedded conversion option associated with the Series 4 Preferred shares has a beneficial conversion feature which has a value of $673,000. Additionally, the embedded conversion option had a price reset feature which resulted in the reduction of the conversion price from $18.40 to $7.12 on June 25, 2018 which has a value of $4,226,000. The Company recorded $4,899,000 as a deemed dividend on the condensed consolidated statement of operations for these beneficial conversion features.

The April 2018 capital raise reset the price of the February 2018 Warrants to the floor price of $25.36 and increased the number of shares issuable upon exercise of such warrants to 1,057,178 shares of common stock. The Company has presented a deemed dividend of $4,828,000 on the condensed consolidated statement of operations for this price reset.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

Note 10 - Common Stock

On January 5, 2018, the Company issued 196 shares of common stock pursuant to a subscription agreement with a service provider at a purchase price of $408.00 per share, in satisfaction of $80,000 payable to the provider.

On January 5, 2018, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company agreed to sell an aggregate of 14,996 shares of the Company’s common stock, at a purchase price of $212.40 per share (see Note 9).

On February 5, 2018, the holder of the Debenture delivered a conversion notice to the Company pursuant to which it converted $300,000 of principal of the Debenture into 1,254 shares of the Company’s common stock. Such shares of common stock were issued on February 6, 2018.

On February 7, 2018, the holder of the Debenture delivered a conversion notice to the Company pursuant to which it converted $400,000 of principal of the Debenture into 2,982 shares of the Company’s common stock.

On February 9, 2018, the holder of the Debenture delivered a final conversion notice to the Company pursuant to which it converted $317,000 of principal of the Debenture into 2,646 shares of the Company’s common stock, which paid the Debenture in full.

On February 20, 2018, the Company completed a public offering including an aggregate of 83,149 Class A units, at a price to the public of $94.00 per Class A unit, each consisting of one share of the Company’s common stock and a five-year warrant to purchase one share of common stock (see Note 9).

During the three months ended March 31, 2018, 9773.7252 shares of Series 3 Preferred were converted into 103,976 shares of the Company’s common stock.

During the three months ended March 31, 2018, the Company issued 243 shares of common stock for fractional shares due to the reverse stock split effective February 6, 2018.

During the three months ended June 30, 2018, 411.25 shares of Series 3 Preferred were converted into 4,375 shares of the Company’s common stock.

During the three months ended June 30, 2018, 7,796.7067 shares of Series 4 Preferred were converted into 718,452 shares of the Company’s common stock.

During the three months ended September 30, 2018, 2,311.2933 shares of Series 4 Preferred were converted into 324,803 shares of the Company’s common stock.

Note 11 - Preferred Stock

Series 3 Preferred

On February 15, 2018, the Company filed with the Secretary of State of the State of Nevada the Certificate of Designation that created the Series 3 Preferred, authorized 10,184.9752 shares of Series 3 Preferred and designated the preferences, rights and limitations of the Series 3 Preferred. The Series 3 Preferred is non-voting (except to the extent required by law). The Series 3 Preferred is convertible into the number of shares of Common Stock, determined by dividing the aggregate stated value of the Series 3 Preferred of $1,000 per share to be converted by $94.00.

On February 20, 2018, the Company completed a public offering including an aggregate of 10,184.9752 Class B units, at a price to the public of $1,000 per Class B unit, each consisting of one share of the Company’s newly designated Series 3 Preferred with a stated value of $1,000 and initially convertible into approximately 11 shares of our common stock at a conversion price of $94.00 per share (see Note 9).

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

Note 11 - Preferred Stock (continued)

Series 3 Preferred (continued)

During the three months ended March 31, 2018, 9773.7252 shares of Series 3 Preferred were converted into 103,976 shares of the Company’s common stock. During the three months ended June 30, 2018, 411.25 shares of Series 3 Preferred were converted into 4,375 shares of the Company’s common stock. As of September 30, 2018, there are no Series 3 Preferred shares outstanding.

Series 4 Preferred

On April 20, 2018, the Company filed with the Secretary of State of the State of Nevada the Certificate of Designation that created the Series 4 Preferred, authorized 10,415 shares of Series 4 Preferred and designated the preferences, rights and limitations of the Series 4 Preferred. The Series 4 Preferred is non-voting (except to the extent required by law) and was convertible into the number of shares of common stock, determined by dividing the aggregate stated value of the Series 4 Preferred of $1,000 per share to be converted by $18.40 (the “Conversion Price”). On June 25, 2018, in accordance with the terms of the price reset provisions described in the Certificate of Designations the Conversion Price of the Series 4 Preferred was adjusted to $7.12.

On April 24, 2018, the Company completed a public offering consisting of 10,115 units at a price to the public of $1,000 per unit, each consisting of (i) one share of our newly designated Series 4 Preferred and (ii) one warrant to purchase such number of shares of common stock as each share of Series 4 Preferred is convertible into (see Note 9).

During the three months ended June 30, 2018, 7,796.7067 shares of Series 4 Preferred were converted into 718,452 shares of the Company’s common stock. During the three months ended September 30, 2018, 2,311.2933 shares of Series 4 Preferred were converted into 324,803 shares of the Company’s common stock. As of September 30, 2018, there were 7 shares of Series 4 Preferred shares outstanding.

Note 12 - Authorized Share Increase and Reverse Stock Split

On February 2, 2018, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada to increase the total number of authorized shares of common stock from 50,000,000 to 250,000,000, as approved by the Company’s stockholders at a special meeting held on February 2, 2018.

On February 27, 2017, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada to effect a 1-for-15 reverse stock split of the Company’s issued and outstanding shares of common stock, effective as of March 1, 2017.

On February 2, 2018, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada to effect a 1-for-30 reverse stock split of the Company’s issued and outstanding shares of common stock, effective as of February 6, 2018.

On October 31, 2018, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada to effect a 1-for-40 reverse stock split of the Company’s issued and outstanding shares of common stock, effective as of November 2, 2018.

The financial statements and accompanying notes give effect to the 1-for-15, 1-for-30 and 1-for-40 reverse stock splits and increase in authorized shares as if they occurred at the first period presented.

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

In February 2018, the Company adopted the 2018 Employee Stock Incentive Plan (the “2018 Plan” and together with the 2011 Plan, the “Option Plans”), which will be utilized with the 2011 Plan for employees, corporate officers, directors, consultants and other key persons employed. The 2018 Plan will provide for the granting of incentive stock options, NQSOs, stock grants and other stock-based awards, including Restricted Stock and Restricted Stock Units (as defined in the 2018 Plan).

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

Note 13 - Stock Options (continued)

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

The aggregate number of shares that may be awarded under the 2011 Plan as of December 31, 2017 is 416 and awarded under the 2018 Plan as of September 30, 2018 is 4,000,000. As of September 30, 2018, 67,454 of options were granted to employees, directors and consultants of the Company (including 35 shares outside of our plan) and 3,932,997 options were available for future grant under the Option Plans.

During the nine months ended September 30, 2018, the Company granted options under the 2018 Plan for the purchase of 67,863 shares of common stock to employees and consultants of the Company. These options are 100% vested or vest pro-rata over 48 months, have a life of ten years and an exercise price between $7.20 and $14.40 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the awards was determined to be $428,000. The fair value of the common stock as of the grant date was determined to be between $7.20 and $14.40 per share.

The Company recorded a stock-based compensation charge of $122,000 and $288,000 for the three months ended September 30, 2018 and 2017, respectively, and $979,000 and $1,282,000 for the nine months ended September 30, 2018 and 2017, respectively.

As of September 30, 2018, the fair value of non-vested options totaled $266,820 which will be amortized to expense over the weighted average remaining term of 0.76 years.

The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. Key weighted-average assumptions used to apply this pricing model during the nine months ended September 30, 2018 and 2017 were as follows:

	For the Nine Months Ended September 30,
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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

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

The Company maintains cash deposits with financial institutions, which, from time to time, may exceed federally insured limits. Cash is also maintained at foreign financial institutions for its Canadian subsidiary and its majority-owned India subsidiary. Cash in foreign financial institutions as of September 30, 2018 and December 31, 2017 was immaterial. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash.

The following table sets forth the percentages of revenue derived by the Company from those customers which accounted for at least 10% of revenues during the nine months ended September 30, 2018 and 2017 (in thousands):

	For the Nine Months Ended September 30, 2018		For the Nine Months Ended September 30, 2017
	$	%	$	%
Customer A	956	36%	937	31%
Customer B	280	11%	--	--

The following table sets forth the percentages of revenue derived by the Company from those customers which accounted for at least 10% of revenues during the three months ended September 30, 2018 and 2017 (in thousands):

	For the Three Months Ended September 30, 2018		For the Three Months Ended September 30, 2017
	$	%	$	%
Customer A	312	33%	316	36%

As of September 30, 2018, Customer A represented approximately 5% and Customer B represented approximately 24% of total accounts receivable. As of September 30, 2017, Customer A represented less than 1% of total accounts receivable.

As of September 30, 2018, one vendor represented approximately 60% of total gross accounts payable. There were no purchases from this vendor during the three and nine months ended September 30, 2018.  As of September 30, 2017, one vendor represented approximately 31% of total gross accounts payable. There were no purchases from this vendor during the three and nine months ended September 30, 2017.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

Note 15 - Foreign Operations

The Company’s operations are located primarily in the United States, Canada, India and prior to the sale of Sysorex Arabia in Saudi Arabia. Revenues by geographic area are attributed by country of domicile of our subsidiaries. The financial data by geographic area are as follows (in thousands):

	United		Saudi
	States	Canada	Arabia	India	Eliminations	Total
For the Three Months Ended September 30, 2018:
Revenues by geographic area	$930	$10	$--	$76	$(76)	$940
Operating income (loss) by geographic area	$(3,022)	$(317)	$--	$22	$--	$(3,317)
Net income (loss) by geographic area	$(4,885)	$(317)	$--	$22	$--	$(5,180)

For the Three Months Ended September 30, 2017:
Revenues by geographic area	$864	$7	$--	$--	$--	$871
Operating loss by geographic area	$(4,197)	$(498)	$--	$--	$--	$(4,695)
Net loss by geographic area	$(14,134)	$(498)	$(9)	$--	$--	$(14,641)

For the Nine Months Ended September 30, 2018:
Revenues by geographic area	$2,606	$21	$--	$202	$(202)	$2,627
Operating income (loss) by geographic area	$(10,422)	$(1,192)	$--	$35	$--	$(11,579)
Net income (loss) by geographic area	$(16,117)	$(1,196)	$--	$35	$--	$(17,278)

For the Nine Months Ended September 30, 2017:
Revenues by geographic area	$2,874	$133	$--	$--	$--	$3,007
Operating loss by geographic area	$(10,720)	$(1,346)	$--	$--	$--	$(12,066)
Net loss by geographic area	$(25,757)	$(1,346)	$(26)	$--	$--	$(27,129)

As of September 30, 2018:
Identifiable assets by geographic area	$12,644	$244	$--	$103	$--	$12,991
Long lived assets by geographic area	$7,056	$144	$--	$20	$--	$7,220

As of December 31, 2017:
Identifiable assets by geographic area	$27,212	$432	$	$47	$--	$27,691
Long lived assets by geographic area	$9,599	$318	$--	$14	$--	$9,931

Note 16 – Related Party Transactions

Nadir Ali is the CEO of Inpixon as well as the Chairman of the Board of Sysorex, Inc.

Pursuant to the terms of those certain employee transition agreements entered into between the Company and Sysorex, effective as of August 31, 2018 (collectively, the “Transition Agreements”), Sysorex agreed to furnish to the Company, on a transitional basis, the services of certain of its employees and keep such employees’ on its payroll and benefits plans from August 31, 2018 through and including December 31, 2018 (the “Transitional Period”).  The Company agreed to reimburse Sysorex for all costs and expenses incurred by Sysorex with respect to such employees’ employment during the Transitional Period.  Sysorex agreed to invoice the Company upon the calculation of amounts owed for the foregoing costs, and the Company agreed to reimburse Sysorex for all such costs within 3 days of its receipt of each such invoice, plus an administrative service fee of 2% of the gross amount of each respective invoice; provided, however, that Sysorex agreed waive such fee for so long as any Company employees are providing any necessary administrative services on behalf of and for the benefit of Sysorex, including any employees that are furnished to the Company in accordance with the Transition Agreements. The total amount of payroll and benefits reimbursed to Sysorex during the month ended September 30, 2018 was $543,000. In addition, Sysorex owes the Company approximately $750,000 resulting from transactions between the companies during this transition period. The Company anticipates this balance to be repaid by the end of the Transitional Period December 31, 2018.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

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

On January 22, 2018, Deque Systems, Inc. filed a motion for entry of default judgment (the “Motion”) against SGS in the Circuit Court of Fairfax County, Virginia. The Motion alleged that SGS failed to respond to a complaint served on November 22, 2017. The Motion requested a default judgment in the amount of $336,000. On August 10, 2018, the parties agreed to a settlement payment schedule. In connection with the Spin-off, Sysorex agreed to indemnify, defend and hold harmless the Company from and against any damages in connection with Sysorex liabilities, including this matter.

On April 6, 2018, AVT Technology Solutions, LLC, filed a complaint in the United States District Court Middle District of Florida Tamp Division against Inpixon and Sysorex, formerly Inpixon USA, alleging breach of contract, breach of corporate guaranty and unjust enrichment in connection with non-payment for goods received and requesting a judgment in an amount of not less than $9,152,698.71. On August 15, 2018, the parties entered into a settlement agreement pursuant to which Sysorex agreed to a settlement payment schedule in connection with this matter. Pursuant to the terms of the settlement agreement, the Company is not liable for any payments to be made by Sysorex or any damages that may arise under such agreement.

On March 19, 2018, Inpixon was notified by a consultant for advisory services (the “Consultant”) that it believes the Company is required to pay a minimum project fee in an amount equal to $1 million less certain amounts previously paid as a result of the Company’s completion of certain financing transactions. On April 18, 2018, the Consultant filed a demand for arbitration with the American Arbitration Association. The Company is contesting such demand and a hearing has been scheduled for December 4-6, 2018.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

Note 17 - Commitments and Contingencies (continued)

Compliance with Nasdaq Continued Listing Requirement

On May 19, 2017, the Company received written notice from the Listing Qualifications Staff of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it no longer complied with Nasdaq Listing Rule 5550(b)(1) due to our failure to maintain a minimum of $2,500,000 in stockholders’ equity or to demonstrate compliance with any alternative to such requirement. On October 24, 2017, the Company received notification from Nasdaq that the Company had not regained compliance with the Minimum Stockholders’ Equity Requirement. The Company appealed the Staff Delisting Determination and requested a hearing that was held on December 7, 2017. As a result, the suspension and delisting was stayed pending the issuance of a written decision by the Nasdaq Hearings Panel. By decision dated December 14, 2017, the Panel granted the Company’s request for a further extension, through April 23, 2018, to evidence compliance with the $2,500,000 stockholders’ equity requirement. Following the closing of a public offering on April 24, 2018, on May 2, 2018, the Company received a letter from Nasdaq notifying the Company that it had regained compliance with the $2.5 million minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(b)(1).

On May 17, 2018, a letter from the Listing Qualifications Staff of Nasdaq indicating that, based upon the closing bid price of the Company’s common stock for the last 30 consecutive business days beginning on April 5, 2018 and ending on May 16, 2018, the Company no longer meets the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5550(a)(2).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided a period of 180 calendar days, or until November 13, 2018, in which to regain compliance. In order to regain compliance with the minimum bid price requirement, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of ten consecutive business days, but generally no more than twenty consecutive business days during this 180-day period. As of the date of this Form 10-Q, the closing bid price of the common stock has not been equal to or greater than $1.00 per share for a minimum of ten consecutive business days. As a result, the Company does not expect to be able to regain compliance within this 180-day period; however, the Company will be eligible to seek an additional compliance period of 180 calendar days if it meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and provide written notice to Nasdaq of the Company’s intent to cure the deficiency during this second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq Staff that the Company will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq will provide notice to the Company that the common stock will be subject to delisting.

On October 31, 2018, the Company received stockholder approval for a reverse stock split at its 2018 annual meeting of stockholders and implemented a 1-for-40 reverse stock split effective as of November 2, 2018, which it believes will cause the Company to comply with the minimum bid price requirement.

Note 18 - Subsequent Events

On October 8, 2018, the Company issued 37,500 shares of common stock for services which were fully vested upon the date of grant. The Company recorded an expense of $465,000 for the fair value of those shares.

Subsequent to September 30, 2018, the Company issued 92,489 shares of common stock in connection with the exercise of 92,489 warrants at $10.80 per share.

Subsequent to September 30, 2018, 6 shares of Series 4 Preferred were converted into 843 shares of the Company’s common stock.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

Note 18 - Subsequent Events (continued)

November Noteholder Exchange Agreement

On October 5, 2018, the Company and the November Noteholder entered into an exchange agreement (the “Exchange Agreement”). Pursuant to the Exchange Agreement, the Company and the November Noteholder agreed to (i) partition a new convertible promissory note in the form of the November Note (the “Partitioned Note”) in the original principal amount of $1,536,649 (the “Exchange Amount”) from the November Note and then cause the outstanding balance of the November Note to be reduced by the Exchange Amount; and (ii) exchange the Partitioned Note for the delivery of 142,282 shares of the Company’s common stock (each, an “Exchange Share” and collectively, the “Exchange Shares”) at an effective price per Exchange Share equal to $10.80. The Exchange Shares were issued on October 8, 2018.

On October 5, 2018, in accordance with the terms of the price reset provisions described in the Certificate of Designations the Conversion Price of the warrants issued with the April 24, 2018 public offering were adjusted to $10.80.

Note Purchase Agreement and Promissory Note

On October 12, 2018 the Company entered into a Note Purchase Agreement with an institutional investor (the “Holder”), pursuant to which the Company agreed to issue and sell to the Holder an unsecured promissory note (the “Note”) in an aggregate principal amount of $2,520,000.00 (the “Initial Principal Amount”), which is payable on or before the date that is 12 months from the issuance date. The Initial Principal Amount includes an original issue discount of $500,000.00 and $20,000.00 that the Company agreed to pay to the Holder to cover the Holder’s legal fees, accounting costs, due diligence, monitoring and other transaction costs. In exchange for the Note, the Holder paid an aggregate purchase price of $2,000,000.00. Interest on the Note accrues at a rate of 10% per annum and is payable on the maturity date or otherwise in accordance with the Note. Beginning on the date that is 6 months from the issuance date and at the intervals indicated below until the Note is paid in full, the Holder shall have the right to redeem up to an aggregate of 1/3 of the initial principal balance of the Note each month (each monthly exercise, a “Monthly Redemption Amount”) by providing written notice (each, a “Monthly Redemption Notice”) delivered to the Company; provided, however, that if the Holder does not exercise any Monthly Redemption Amount in its corresponding month then such Monthly Redemption Amount shall be available for the Holder to redeem in any future month in addition to such future month’s Monthly Redemption Amount. Upon receipt of any Monthly Redemption Notice, the Company shall pay the applicable Monthly Redemption Amount in cash to the Holder within 5 business days of the Company’s receipt of such Monthly Redemption Notice.

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

Except where indicated, all share and per share data in this section, as well as the condensed consolidated financial statements, reflect the 1-for-15 reverse stock split of the Company’s common stock effected on March 1, 2017, the 1-for-30 reverse stock split effected on February 6, 2018 and the 1-for-40 reverse stock split effected on November 2, 2018.

Overview of our Business

We provide Indoor Positioning Analytics (“IPA”) and services to private and public sector customers. Our premier proprietary product secures, digitizes and optimizes the interior of any premises with indoor positioning and data analytics that provide rich positional information, similar to a global positioning system, and browser-like intelligence for the indoors.

Indoor Positioning Analytics

Revenues from our Indoor Positioning Analytics (“IPA”) business line was $2.6 million for the nine months ended September 30, 2018. Our IPA segment does have long sales cycles which are a result from customer related issues such as budget and procurement processes but also because of the early stages of indoor-positioning technology and the learning curve required for customers to implement such solutions. Customers also engage in a pilot program first which prolongs sales cycles and is typical of most emerging technology adoption curves. We anticipate sales cycles to improve in 2018 as our customer base moves from innovators to mainstream customer adoption. The sales cycle is also improving with the increased presence and awareness of beacon and Wi-Fi locationing technologies in the market. IPA segment sales can be licensed based with government customers but are primarily on a SaaS model with commercial customers. Our other SaaS products include cloud-based applications for media customers, which allow us to generate industry analytics that complement our indoor-positioning solutions.

Recent Events

January 2018 Capital Raise

On January 5, 2018, the Company entered into a securities purchase agreement (the “January 2018 SPA”) with certain investors pursuant to which the Company agreed to sell, in a registered direct offering, an aggregate of 14,996 shares (the “January 2018 Shares”) of the Company’s common stock, par value $0.001 per share (“Common Stock”), at a purchase price of $212.40 per share for aggregate gross proceeds of approximately $3.2 million. After deducting placement agent fees and other expenses, the net proceeds from the offering was approximately $2.8 million. Concurrently with the sale of the January 2018 Shares, pursuant to the January 2018 SPA the Company also sold warrants to purchase up to 14,996 shares of Common Stock (the “January 2018 Warrants”). This offering closed on January 8, 2018.

The January 2018 Warrants became exercisable on February 2, 2018 (the “January 2018 Warrant Initial Exercise Date”), at an exercise price per share equal to $264.00, subject to certain adjustments pursuant to the terms of the January 2018 Warrants (the “January 2018 Warrant Exercise Price”), and will expire on the fifth anniversary of the January 2018 Warrant Initial Exercise Date. As a result of a Dilutive Issuance (as defined in the January 2018 Warrants) as of February 20, 2018, the January 2018 Warrant Exercise Price was adjusted to the floor price of $120.00 per share pursuant to the January 2018 Warrants.

Reverse Stock Split

At a meeting of our stockholders held on February 2, 2018, our stockholders holding a majority of our outstanding voting power approved an amendment to our Articles of Incorporation to effect a reverse stock split of our Common Stock at an exchange ratio between 1-for -5 and 1-for-60 with our Board of Directors retaining the discretion as to whether to implement the reverse stock split and the exact exchange ratio to implement. The Board of Directors approved the implementation of a reverse stock split at a ratio of 1-for-30 effective as of February 6, 2018.

On October 31, 2018, the Company received stockholder approval for a reverse stock split at its 2018 annual meeting of stockholders and implemented a 1-for-40 reverse stock split effective as of November 2, 2018.

February 2018 Public Offering

On February 20, 2018, the Company completed a public offering for approximately $18 million in securities, consisting of (i) an aggregate of 83,149 Class A units, at a price to the public of $94.00 per Class A unit, each consisting of one share of Common Stock, and a five-year warrant to purchase one share of Common Stock, and (ii) 10,184.9752 Class B units, at a price to the public of $1,000 per Class B unit, each consisting of one share of the Company’s newly designated Series 3 convertible preferred stock, par value $0.001 per share (“Series 3 Preferred”), with a stated value of $1,000 and initially convertible into approximately 11 shares of Common Stock at a conversion price of $94.00 per share for up to an aggregate of 108,351 shares of Common Stock and warrants exercisable for the number of shares of Common Stock into which the shares of Series 3 Preferred is initially convertible. The warrants (“February 2018 Warrant”) were immediately exercisable at an exercise price of $140.00 per share (subject to adjustment).

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

The shares of Series 3 Preferred issued in this offering have all been converted into Common Stock. As a result of the April 2018 offering described below as of April 24, 2018, the exercise price of the February 2018 Warrants was adjusted to the floor price of $25.36 per share and the number of shares of Common Stock underlying the February 2018 Warrants was increased to an aggregate of 1,057,178 shares of Common Stock.

April 2018 Public Offering

On April 24, 2018, the Company completed a public offering consisting of 10,115 units at a price to the public of $1,000 per unit, each consisting of (i) one share of our newly designated Series 4 convertible preferred stock, par value $0.001 per share (the “Series 4 Preferred”), with a stated value of $1,000 and initially convertible into approximately 54 shares of Common Stock, at a conversion price of $18.40 per share (subject to adjustment) and (ii) one warrant to purchase such number of shares of Common Stock as each share of Series 4 Preferred is convertible into. The warrants are immediately exercisable at an exercise price of $26.80 per share (subject to adjustment).

The Series 4 Preferred contain an anti-dilution protection feature, to adjust the conversion price if shares of Common Stock are sold or issued for a consideration per share less than the conversion price then in effect (subject to certain exemptions), provided, that the conversion price will not be less than $4.96. In addition, on the 60th day following the original issuance date of the Series 4 Preferred, the conversion price will be reduced, and only reduced, to the lesser of (x) the then conversion price, as may be adjusted, and (y) 80% of the VWAP (as defined in the certificate of designation filed for the Series 4 Preferred) on the trading day immediately prior to the 60th day, provided that the conversion price will not be less than $4.96.

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

Non-Compliance with Nasdaq Continued Listing Requirement

As previously reported, on May 17, 2018, the Company received a letter from the Listing Qualifications Staff of the Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s Common Stock for the last 30 consecutive business days beginning on April 5, 2018 and ending on May 16, 2018, the Company no longer meets the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5550(a)(2).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided a period of 180 calendar days, or until November 13, 2018, in which to regain compliance. In order to regain compliance with the minimum bid price requirement, the closing bid price of our Common Stock must be at least $1.00 per share for a minimum of ten consecutive business days, but generally no more than twenty consecutive business days during this 180-day period. As of the date of this Form 10-Q, the closing bid price of our Common Stock has not been equal to or greater than $1.00 per share for a minimum of ten consecutive business days. As a result, we do not expect to be able to regain compliance within this 180-day period; however, we will be eligible to seek an additional compliance period of 180 calendar days if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and provide written notice to Nasdaq of our intent to cure the deficiency during this second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq Staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq will provide notice to us that our Common Stock will be subject to delisting.

On October 31, 2018, we received stockholder approval for a reverse stock split at our 2018 annual meeting of stockholders and implemented a 1-for-40 reverse stock split effective as of November 2, 2018, which we believe will cause us to compy with the minimum bid price requirement.

There can be no assurance that the Company will be able to regain compliance with the minimum bid price requirement or maintain compliance with the other listing requirements.

Spin-off of Sysorex

On August 31, 2018, we completed the previously announced spin-off (the “Spin-off”) of our value added reseller business from our indoor positioning analytics business by way of a distribution of all the shares of common stock of our wholly-owned subsidiary, Sysorex, Inc. (“Sysorex”), to our stockholders of record as of August 21, 2018 (the “Record Date”) and certain warrant holders. The distribution occurred by way of a pro rata stock distribution to such Common Stock, preferred stock and warrant holders, each of whom received one share of Sysorex’s common stock for every 0.075 shares of our Common Stock held on the Record Date or such number of shares of Common Stock issuable upon complete conversion of the preferred stock or exercise of the warrants. The Spin-off was governed by a Separation and Distribution Agreement as well as other related agreements between the Company and Sysorex (collectively, the “Spin-off Agreements”).

As a result of the Spin-off, our Common Stock continues trading on the Nasdaq Stock Market (“Nasdaq”), and Sysorex is an independent public company with common stock quoted on the OTC Markets.

In accordance with Accounting Standards Codification (“ASC”) 205-20, “Discontinued Operations,” the results of Sysorex, including Inpixon’s former subsidiary, Sysorex Government Services, Inc., formerly Inpixon Federal, Inc., are reflected in Inpixon’s condensed consolidated financial statements as discontinued operations and, therefore, are presented as assets and liabilities of discontinued operations on the condensed consolidated balance sheet and loss from discontinued operations on the condensed consolidated statements of operations.

Certain amounts in the prior year’s condensed consolidated financial statements and related footnotes thereto have been reclassified to conform with the current year presentation as a result of the Spin-off of Sysorex.

Note Purchase Agreement and Promissory Note

On October 12, 2018, the Company entered into a Note Purchase Agreement with an institutional investor (the “Holder”), pursuant to which the Company agreed to issue and sell to the Holder an unsecured promissory note (the “Note”) in an aggregate principal amount of $2,520,000.00 (the “Initial Principal Amount”), which is payable on or before the date that is 12 months from the issuance date. The Initial Principal Amount includes an original issue discount of $500,000.00 and $20,000.00 that the Company agreed to pay to the Holder to cover the Holder’s legal fees, accounting costs, due diligence, monitoring and other transaction costs. In exchange for the Note, the Holder paid an aggregate purchase price of $2,000,000.00. Interest on the Note accrues at a rate of 10% per annum and is payable on the maturity date or otherwise in accordance with the Note. Beginning on the date that is 6 months from the issuance date and at the intervals indicated below until the Note is paid in full, the Holder shall have the right to redeem up to an aggregate of 1/3 of the initial principal balance of the Note each month (each monthly exercise, a “Monthly Redemption Amount”) by providing written notice (each, a “Monthly Redemption Notice”) delivered to the Company; provided, however, that if the Holder does not exercise any Monthly Redemption Amount in its corresponding month then such Monthly Redemption Amount shall be available for the Holder to redeem in any future month in addition to such future month’s Monthly Redemption Amount. Upon receipt of any Monthly Redemption Notice, the Company shall pay the applicable Monthly Redemption Amount in cash to the Holder within 5 business days of the Company’s receipt of such Monthly Redemption Notice.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles, or GAAP. In connection with the preparation of our condensed consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

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

Professional Services Revenue Recognition

The Company’s professional services include fixed fee and time and materials contracts. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts including maintenance service provided by in house personnel, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the nine months ended September 30, 2018 and 2017, the Company did not incur any such losses. These amounts are based on known and estimated factors. Revenues from time and material or firm fixed price long-term and short-term contracts are derived principally with various United States government agencies and commercial customers.

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

When assessing the recoverability of our long-lived assets, which include property and equipment and finite-lived intangible assets, we make assumptions regarding estimated future cash flows and other factors. Some of these assumptions involve a high degree of judgment and also bear a significant impact on the assessment conclusions. Included among these assumptions are estimating undiscounted future cash flows, including the projection of comparable sales, operating expenses, capital requirements for maintaining property and equipment and the residual value of asset groups. We formulate estimates from historical experience and assumptions of future performance based on business plans and forecasts, recent economic and business trends, and competitive conditions. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge. Based on our evaluation, we did not record a charge for impairment for the nine months ended September 30, 2018 and 2017.

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

We evaluate the remaining useful lives of long-lived assets and identifiable intangible assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. Such events or circumstances may include (but are not limited to): the effects of obsolescence, demand, competition, and/or other economic factors including the stability of the industry in which we operate, known technological advances, legislative actions, or changes in the regulatory environment. If the estimated remaining useful lives change, the remaining carrying amount of the long-lived assets and identifiable intangible assets would be amortized prospectively over that revised remaining useful life. We have determined that there were no events or circumstances during the nine months ended September 30, 2018 and 2017 which would indicate a revision to the remaining amortization period related to any of our long lived assets. Accordingly, we believe that the current estimated useful lives of long-lived assets reflect the period over which they are expected to contribute to future cash flows and are therefore deemed appropriate.

Goodwill and Indefinite-lived Assets

We have recorded goodwill and other indefinite-lived assets in connection with our acquisitions of Shoom, Inc. (“Shoom”). Goodwill, which represents the excess of acquisition cost over the fair value of the net tangible and intangible assets of the acquired company, is not amortized. Indefinite-lived intangible assets are stated at fair value as of the date acquired in a business combination. We review our goodwill during the fourth quarter of each year, but may need to review goodwill more frequently, if facts and circumstances warrant a review. The evaluation of impairment involves comparing the current fair value of the business to the recorded value, including goodwill. To determine the fair value of the business, we utilize both the income approach, which is based on estimates of future net cash flows, and the market approach, which observes transactional evidence involving similar businesses. There was no goodwill impairment for the nine months ended September 30, 2018 or 2017.

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

As of September 30, 2018 and December 31, 2017, allowance for credit losses included an allowance for doubtful accounts of approximately $1.3 million and approximately $1.1 million, respectively, due to the aging of the items greater than 120 days outstanding and other potential non-collections.

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

The Company incurred stock-based compensation charges, net of estimated forfeitures, of $122,000 and $288,000 for the three months ended September 30, 2018 and 2017, respectively, and $979,000 and $1,282,000 for the nine months ended September 30, 2018 and 2017, respectively, which are included in general and administrative expenses.

The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. Key weighted-average assumptions used to apply this pricing model for the nine months ended September 30, 2018 and 2017 were as follows:

	For the Nine Months Ended September 30,
	2018	2017
Risk-free interest rate	2.79-3.01%	2.27%
Expected life of option grants	5-6 years	7 years
Expected volatility of underlying stock	45.64-46.18%	47.34%
Dividends assumption	$--	$--

Rounding

All dollar amounts in this section have been rounded to the nearest thousand.

Results of Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The following table sets forth selected unaudited condensed consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	For the Three Months Ended
	September 30, 2018		September 30, 2017
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	% Change

Product revenues	$271	29%	$52	6%	421%
Services revenues	$669	71%	$819	94%	(18)%
Cost of net revenues - products	$107	11%	$94	11%	14%
Cost of net revenues - services	$191	20%	$173	20%	10%
Gross profit	$642	68%	$604	69%	6%
Operating expenses	$3,959	421%	$5,299	608%	(25)%
Loss from operations	$(3,317)	(353)%	$(4,695)	(539)%	(29)%
Net loss	$(5,180)	(551)%	$(14,641)	(1681)%	(65)%
Net loss attributable to common stockholders	$(5,184)	(551)%	$(14,637)	(1680)%	(65)%

Net Revenues

Net revenues for the three months ended September 30, 2018 were $940,000 compared to $871,000 for the comparable period in the prior year. This $69,000 increase, or approximately 8%, is primarily associated with the increase in sales from our IPA products.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2018 was $298,000 compared to $267,000 for the prior year period. This increase of $31,000 was primarily attributable to the higher sales from our IPA products. The gross profit margin for the three months ended September 30, 2018 was 68% compared to 69% during the three months ended September 30, 2017.

Operating Expenses

Operating expenses for the three months ended September 30, 2018 were $4.0 million compared to $5.3 million for the prior year period. This decrease of $1.3 million is primarily attributable to a decrease in compensation and occupancy costs due to the downsizing of staff and office locations.

Loss from Operations

Loss from operations for the three months ended September 30, 2018 was $3.3 million compared to $4.7 million for the prior year period. This decrease in loss of $1.4 million was primarily attributable due to the decrease in compensation and occupancy costs due to the downsizing of staff and office locations.

Other Income/Expense

Total other income/expense for the three months ended September 30, 2018 and 2017 was ($78,000) and ($192,000), respectively. This decrease in loss of $114,000 in 2018 was primarily attributable to higher interest expense in 2017 primarily due to a higher interest on the Company’s bank credit lines and debt discount.

Loss from Discontinued Operations

Loss from discontinued operations for the three months ended September 30, 2018 was $1.8 million compared to $9.8 million for the prior year period. This decrease in loss of $8 million was primarily attributable due to the decrease in compensation and occupancy costs due to the downsizing of staff and office locations, a $7.8 million impairment of goodwill charge in 2017 offset by lower gross profits in the three months ended September 30, 2018 from the decrease of the Infrastructure business line due to prior credit line issues.

Provision for Income Taxes

There was no provision for income taxes for the three months ended September 30, 2018 and 2017. Deferred tax assets resulting from such losses are fully reserved as of September 30, 2018 and 2017 since, at present, we have no history of taxable income and it is more likely than not that such assets will not be realized.

Net Loss Attributable to Non-Controlling Interest

Net gain attributable to non-controlling interest for the three months ended September 30, 2018 was $4,000 compared to ($4,000) for the three months ended September 30, 2017.

Net Loss Attributable To Common Stockholders of Inpixon

Net loss attributable to common stockholders of Inpixon for the three months ended September 30, 2018 was $5.2 million compared to $14.6 million for the prior year period. This decrease in loss of $9.4 million was attributable to the changes described for the various reporting captions discussed above.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The following table sets forth selected unaudited condensed consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	For the Nine Months Ended
	September 30, 2018		September 30, 2017
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	% Change

Product revenues	$554	21%	$476	16%	$16%
Services revenues	$2,073	79%	$2,531	84%	(18)%
Cost of net revenues - products	$259	10%	$410	14%	(37)%
Cost of net revenues - services	$559	21%	$580	19%	(4)%
Gross profit	$1,809	69%	$2,017	67%	(10)%
Operating expenses	$13,388	510%	$14,083	468%	(5)%
Loss from operations	$(11,579)	(441)%	$(12,066)	(401)%	(4)%
Net loss	$(17,278)	(658)%	$(27,129)	(902)%	(36)%
Net loss attributable to common stockholders	$(17,284)	(658)%	$(27,116)	(902)%	(36)%

Net Revenues

Net revenues for the nine months ended September 30, 2018 were $2.6 million compared to $3.0 million for the comparable period in the prior year. This $400,000 decrease, or approximately 13%, is primarily associated with the lower revenues during the first six months of 2018 resulting from the on-going transition to more subscription or SaaS based revenues compared to license revenues in prior year periods.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2018 was $818,000 compared to $990,000 for the prior year period. This decrease of $172,000 is primarily due to the lower sales in 2018 as compared to 2017. The gross profit margin for the nine months ended September 30, 2018 was 69% compared to 67% during the nine months ended September 30, 2017.

Operating Expenses

Operating expenses for the nine months ended September 30, 2018 were $13.4 million compared to $14.1 million for the prior year period. This decrease of $700,000 is primarily attributable to a decrease in compensation and occupancy costs due to the downsizing of staff and office locations.

Loss from Operations

Loss from operations for the nine months ended September 30, 2018 was $11.6 million compared to $12.1 million for the prior year period. This decrease in loss of $500,000 was primarily attributable due to the decrease in compensation and occupancy costs due to the downsizing of staff and office locations offset by the lower sales in the nine months ended September 30, 2018 as compared to the prior year.

Other Income/Expense

Total other income/expense for the nine months ended September 30, 2018 and 2017 was ($921,000) and ($1,117,000), respectively. This decrease in loss of $196,000 in 2018 was primarily attributable to higher interest expense in 2017 due to a higher interest on the Company’s bank credit lines and debt discount.

Loss from Discontinued Operations

Loss from discontinued operations for the nine months ended September 30, 2018 was $4.8 million compared to $13.9 million for the prior year period. This decrease in loss of $9.1 million was primarily attributable due to the decrease in compensation and occupancy costs due to the downsizing of staff and office locations, a $7.8 million impairment of goodwill charge in 2017 offset by lower gross profits in the nine months ended September 30, 2018 from the decrease of the Infrastructure business line due to prior credit line issues.

Provision for Income Taxes

There was no provision for income taxes for the nine months ended September 30, 2018 and 2017. Deferred tax assets resulting from such losses are fully reserved as of September 30, 2018 and 2017 since, at present, we have no history of taxable income and it is more likely than not that such assets will not be realized.

Net Loss Attributable to Non-Controlling Interest

Net loss attributable to non-controlling interest for the nine months ended September 30, 2018 was $6,000 compared to ($13,000) for the nine months ended September 30, 2017.

Net Loss Attributable To Common Stockholders of Inpixon

Net loss attributable to common stockholders of Inpixon for the nine months ended September 30, 2018 was $17.3 million compared to $27.1 million for the prior year period. This decrease in loss of $9.8 million was attributable to the changes described for the various reporting captions discussed above.

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

Adjusted EBITDA for the three months ended September 30, 2018 was a loss of $3.4 million compared to a loss of $3.1 million for the prior year period. Adjusted EBITDA for the nine months ended September 30, 2018 was a loss of $10.9 million compared to a loss of $9.2 million for the prior year period.

The following table presents a reconciliation of net income/loss attributable to stockholders of Inpixon, which is our GAAP operating performance measure, to Adjusted EBITDA for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss attributable to common stockholders	$(5,184)	$(14,637)	$(17,284)	$(27,116)
Adjustments:
Non-recurring one-time charges:
Acquisition transaction/financing costs	78	--	94	5
Costs associated with public offering	4	159	85	159
Impairment of goodwill	--	8,392	--	8,392
Gain on the settlement of obligations	(45)	--	(307)	--
Gain on earnout	--	(561)	(934)	(561)
Gain on the sale of Sysorex Arabia	--	--	(23)	--
Gain on the sale of contracts	--	--	(601)	--
Change in the fair value of derivative liability	--	(46)	(48)	(254)
Provision for doubtful accounts	--	773	221	773
Severance	--	--	15	27
Stock based compensation – acquisition costs	--	--	--	7
Stock-based compensation - compensation and related benefits	122	288	979	1,275
Interest expense	146	694	1,785	2,721
Depreciation and amortization	1,452	1,817	5,137	5,418
Adjusted EBITDA	$(3,427)	$(3,121)	$(10,881)	$(9,154)

We rely on Adjusted EBITDA, which is a non-GAAP financial measure for the following:

●	to review and assess the operating performance of our Company as permitted by Accounting Standards Codification Topic 280, Segment Reporting;

●	to compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	as a basis for allocating resources to various projects;

●	as a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	to evaluate internally the performance of our personnel.

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

Proforma Non-GAAP Net Loss per Share

Basic and diluted net loss per share for the three months ended September 30, 2018 was ($4.84) compared to ($1,858.90) for the prior year period. Basic and diluted net loss per share for the nine months ended September 30, 2018 was ($55.24) compared to ($6,936.81) for the prior year period. These decreases are attributable to the changes discussed in our results of operations.

Proforma non-GAAP net income (loss) per share is used by our Company’s management as an evaluation tool as it manages the business and is defined as net income (loss) per basic and diluted share adjusted for non-cash items including stock based compensation, amortization of intangibles and one time charges including acquisition costs, the costs associated with public offerings, severance costs and changes in the fair value of shares to be issued.

Proforma non-GAAP net loss per basic and diluted common share for the three months ended September 30, 2018 was ($3.61) compared to ($546.74) for the prior year period. Proforma non-GAAP net loss per basic and diluted common share for the nine months ended September 30, 2018 was ($27.11) compared to ($3,376.57) for the prior year period.

The following table presents a reconciliation of net loss per basic and diluted share, which is our GAAP operating performance measure, to proforma non-GAAP net loss per share for the periods reflected:

	Three Months Ended September 30,		Nine Months Ended September 30,
(thousands, except per share data)	2018	2017	2018	2017
Net loss attributable to common stockholders	$(5,184)	$(14,637)	$(17,284)	$(27,116)
Adjustments:
Non-recurring one-time charges:
Acquisition transaction/financing costs	78	--	94	5
Costs associated with public offering	4	159	85	159
Impairment of goodwill	--	8,392	--	8,392
Gain on the settlement of obligations	(45)	--	(307)	--
Gain on earnout	--	(561)	(934)	(561)
Gain on the sale of Sysorex Arabia	--	--	(23)	--
Gain on the sale of contracts	--	--	(601)	--
Change in the fair value of derivative liability	--	(46)	(48)	(254)
Provision for doubtful accounts	--	773	221	773
Severance	--	--	15	27
Stock based compensation – acquisition costs	--	--	--	7
Stock-based compensation - compensation and related benefits	122	288	979	1,275
Amortization of intangibles	1,158	1,327	3,804	4,094
Proforma non-GAAP net loss	$(3,867)	$(4,305)	$(13,999)	$(13,199)
Proforma non-GAAP net loss per basic and diluted common share	$(3.61)	$(546.74)	$(27.11)	$(3,376.57)
Weighted average basic and diluted common shares outstanding	1,071,310	7,874	516,302	3,909

We rely on proforma non-GAAP net loss per share, which is a non-GAAP financial measure and not a substitution for GAAP:

●	to review and assess the operating performance of our Company as permitted by Accounting Standards Codification Topic 280, Segment Reporting;

●	to compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	as a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	to evaluate internally the performance of our personnel.

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

Liquidity and Capital Resources as of September 30, 2018 Compared With September 30, 2017

The Company’s net cash flows used in operating, investing and financing activities for the nine months ended September 30, 2018 and 2017 and certain balances as of the end of those periods are as follows (in thousands):

	For the Nine Months Ended September 30,
(thousands, except per share data)	2018	2017
Net cash (used in) provided by operating activities	$(23,385)	$218
Net cash used in investing activities	(1,237)	(1,154)
Net cash used in financing activities	25,957	(763)
Effect of foreign exchange rate changes on cash	(15)	(15)
Net increase (decrease) in cash	$1,320	$(1,714)

	September 30, 2018	December 31, 2017

Cash and cash equivalents	$1,461	$119
Working capital deficit	$1,093	$(32,822)

Operating Activities:

Net cash used in operating activities during the nine months ended September 30, 2018 was $24.1 million. Net cash provided by operating activities during the nine months ended September 30, 2017 was $218,000. Net cash used in operating activities during the nine months ended September 30, 2018 consisted of the following (in thousands):

Net loss	$(17,278)
Non-cash income and expenses	6,390
Net change in operating assets and liabilities	(12,497)
Net cash used in operating activities	$(23,385)

The non-cash income and expenses of $6.4 million consisted primarily of (in thousands):

$1,334	Depreciation and amortization expense
3,804	Amortization of intangibles primarily attributable to the Lilien, Shoom, AirPatrol, LightMiner and Integrio operations, which were acquired effective March 1, 2013, August 31, 2013, April 16, 2014, April 24, 2015 and November 21, 2016, respectively.
979	Stock-based compensation expense attributable to warrants and options issued as part of Company operations and prior acquisitions
417	Amortization of debt discount
(307)	Gain on the settlement of liabilities
163	Other
$6,390	Total non-cash income and expenses

The net use of cash due to changes in operating assets and liabilities totaled ($12.5 million) and consisted primarily of the following (in thousands):

$207	Decrease in accounts receivable and other receivables
(5)	Decrease in prepaid licenses and maintenance contracts
(8,797)	Decrease in accounts payable
64	Increase in deferred revenue
(4,035)	Decrease in accrued liabilities and other liabilities
69	Increase in inventory and other assets
$(12,497)	Net use of cash in the changes in operating assets and liabilities

Investing Activities:

Net cash used in investing activities during the nine months ended September 30, 2018 and 2017 was $1.2 million. The net cash used in investing activities during the nine months ended September 30, 2018 was comprised of approximately $39,000 for the purchase of property and equipment, $661,000 for the investment in capitalized software, $175,000 for and investment in technology and $362,000 of cash that was contributed to Sysorex in connection with the Spin-off.

Financing Activities:

Net cash provided by financing activities during the nine months ended September 30, 2018 was approximately $26.0 million. Net cash used in financing activities for the nine months ended September 30, 2017 was approximately $763,000. The net cash provided by financing activities during the nine months ended September 30, 2018 was primarily comprised of $28.0 million from the issuance of stock and warrants, $1.1 million of net repayments to the bank facility, $774,000 advances to a related party, $24,000 repayments from a related party and $113,000 of repayments of notes payable.

Liquidity and Capital Resources - General:

Our current capital resources and operating results as of September 30, 2018, as described in the preceding paragraphs, consist of:

1)	an overall working capital of $1.1 million;

2)	cash of $1.5 million;

3)	the Payplant Credit Facility which we borrow against based on eligible assets of which $0 is utilized; and

4)	net cash used in operating activities year-to-date of $23.4 million.

The breakdown of our overall working capital is as follows (in thousands):

Working Capital	Assets	Liabilities	Net
Cash and cash equivalents	$1,461	$-	$1,461
Accounts receivable, net / accounts payable	878	777	101
Notes and other receivables	64	-	64
Prepaid licenses and maintenance contracts / deferred revenue	-	52	(52)
Short-term debt	-	1,815	(1,815)
Other	2,483	1,149	1,334
Total	$4,886	$3,793	$1,093

Net cash used in operating activities during the nine months ended September 30, 2018 of $23.4 million consists of net loss of $17.3 million less non-cash expenses of $6.4 million and net cash used in changes in operating assets and liabilities of ($12.5 million). We expect net cash from operations to increase during 2018 as we expect the IPA business line to continue to grow and contribute more to operation expenses as we build out our channel partners and expand our product offerings.

The Company’s capital resources as of September 30, 2018, availability on the Payplant facility to finance purchase orders and invoices in an amount equal to 80% of the face value of purchase orders received and funds from higher margin business line expansion should be sufficient to fund planned operations during the year ending December 31, 2018 based on current projections; however, the Company will need additional funds to support its operations for the next twelve months. In addition, the Company is pursuing possible strategic transactions and if the Company purposes any such opportunities, other expansion plans or changes its business plan it may need to raise additional capital. The Company may raise such additional capital if needed through the issuance of equity, equity-linked or debt securities.

Going Concern and Management Plans

Our condensed consolidated financial statements as of September 30, 2018 have been prepared under the assumption that we will continue as a going concern for the next twelve months from the date the financial statements are issued. Footnote 1 to the notes to our condensed consolidated financial statements as of September 30, 2018 include language referring to our recurring and continuing losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Management’s plans and assessment of the probability that such plans will mitigate and alleviate any substantial doubt about the Company’s ability to continue as a going concern, is dependent upon the ability to obtain additional equity or debt financing, attain further operating efficiency, reduce expenditures, and, ultimately, to generate sufficient levels of revenue, which together represent the principal conditions that raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements as of September 30, 2018 do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources – Payplant

Pursuant to the terms of a Commercial Loan Purchase Agreement, dated as of August 14, 2017 (the “Purchase Agreement”), Gemcap Lending I, LLC (“GemCap”) sold and assigned to Payplant LLC, as agent for Payplant Alternatives Fund LLC (“Payplant” or “Lender”), all of its right, title and interest to that certain revolving Secured Promissory Note in an aggregate principal amount of up to $10,000,000 (the “GemCap Note”) issued in accordance with that certain Loan and Security Agreement, dated as of November 14, 2016 (the “GemCap Loan”), by and among Gemcap and the Company and its wholly-owned subsidiaries at that time, Sysorex and SGS (together with Inpixon and Sysorex, the “Company”).

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

In connection with the completion of the Spin-off, on August 31, 2018, the Company, together with Sysorex and SGS, and Payplant, executed Amendment 1 to Payplant Client Agreement (the “Amendment”). Pursuant to the Amendment, Sysorex and SGS are no longer parties to the Payplant Client Agreement, originally entered into on August 14, 2017, and have been released from any and all obligations and liabilities arising under the Payplant Client Agreement, whether such obligations and liabilities were in existence prior to or on the date of the Amendment or arise after the date of the Amendment.

As of September 30, 2018, the principal amount outstanding under the Loan Agreement was $0.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Deque

On January 22, 2018, Deque Systems, Inc. filed a motion for entry of default judgment (the “Motion”) against Sysorex Government Services, Inc., formerly Inpixon Federal, Inc. (“SGS”), in the Circuit Court of Fairfax County, Virginia. The Motion alleged that SGS failed to respond to a complaint served on November 22, 2017. The Motion requested a default judgment in the aOn August 10, 2018, the parties agreed to a settlement payment schedule. In connection with the Spin-off, Sysorex agreed to indemnify, defend and hold harmless the Company from and against any damages in connection with Sysorex liabilities, including this matter.

AVT Technology Solutions

On April 6, 2018, AVT Technology Solutions, LLC, filed a complaint in the United States District Court Middle District of Florida Tamp Division against Inpixon and Sysorex, formerly Inpixon USA, alleging breach of contract, breach of corporate guaranty and unjust enrichment in connection with non-payment for goods received and requesting a judgment in an amount of not less than $9,152,698.71. On August 15, 2018, the parties entered into a settlement agreement pursuant to which Sysorex agreed to a settlement payment schedule in connection with this matter. Pursuant to the terms of the settlement agreement, we are not liable for any payments to be made by Sysorex or any damages that may arise under such agreement.

Consultant for Advisory Services

On March 19, 2018, Inpixon was notified by a consultant for advisory services (the “Consultant”) that it believes the Company is required to pay a minimum project fee in an amount equal to $1 million less certain amounts previously paid as a result of the Company’s completion of certain financing transactions. On April 18, 2018, the Consultant filed a demand for arbitration with the American Arbitration Association. The Company is contesting such demand and a hearing has been scheduled for December 4-6, 2018.

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

Risks Related to Our Consolidated Operations

The spin-off of our VAR business may not achieve the intended benefits.

We completed the separation of Sysorex on August 31, 2018. The performance of our obligations under the transition services agreement entered into with Sysorex for a period of time after the separation, may require significant time and attention from our senior management and employees, which could adversely affect our business, financial results and results of operations.

The separation of the businesses may also result in dis-synergies post-separation that could negatively impact the balance sheet, income statement and cash flows of each business. Moreover, we may not realize some or all of the anticipated strategic, financial, operational, marketing or other benefits from the separation, which could materially and adversely affect our business, financial condition and results of operations and lead to increased volatility in the price of our common stock.

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

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided a period of 180 calendar days, or until November 13, 2018, in which to regain compliance. In order to regain compliance with the minimum bid price requirement, the closing bid price of our Common Stock must be at least $1.00 per share for a minimum of ten consecutive business days, but generally no more than twenty consecutive business days during this 180-day period. As of the date of this Form 10-Q, the closing bid price of our Common Stock has not been equal to or greater than $1.00 per share for a minimum of ten consecutive business days. As a result, we do not expect to be able to regain compliance within this 180-day period; however, we will be eligible to seek an additional compliance period of 180 calendar days if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and provide written notice to Nasdaq of our intent to cure the deficiency during this second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq Staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq will provide notice to us that our Common Stock will be subject to delisting.

On October 31, 2018, we received stockholder approval for a reverse stock split at our 2018 annual meeting of stockholders and implemented a 1-for-40 reverse stock split effective as of November 2, 2018, which we believe will cause us to compy with the minimum bid price requirement.

There can be no assurance that, the per share trading price of our Common Stock following our reverse stock split will remain above $1.00 per share for the requisite period of time or that we will be able to continue to meet other listing requirements. If our Common Stock is delisted, market liquidity for our Common Stock could be severely affected and our stockholders’ ability to sell their shares of our Common Stock could be limited. A delisting of our Common Stock from Nasdaq would negatively affect the value of our Common Stock. A delisting of our Common Stock could also adversely affect our ability to obtain financing for our operations and could result in the loss of confidence in our company.

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

Date: November 5, 2018	INPIXON

	By:	/s/ Nadir Ali
Nadir Ali Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Wendy Loundermon
Wendy Loundermon
VP of Finance (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of July 25, 2018, by and between Inpixon USA and Sysorex, Inc.	8-K	001-36404	2.1	July 1, 2018

2.2	Separation and Distribution Agreement, dated August 7, 2018 between Inpixon and Sysorex, Inc.	10-Q	001-36404	2.1	August 13, 2018

2.3	Amendment No. 1 to Separation and Distribution Agreement dated August 31, 2018 between Inpixon and Sysorex, Inc.	8-K	000-55924	10.5	September 4, 2018

3.1	Restated Articles of Incorporation.	S-1	333-190574	3.1	August 12, 2013

3.2	Certificate of Amendment to Articles of Incorporation (Increase Authorized Shares).	S-1	333-218173	3.2	May 22, 2017

3.3	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	April 10, 2014

3.4	Articles of Merger (renamed Sysorex Global).	8-K	001-36404	3.1	December 18, 2015

3.5	Articles of Merger (renamed Inpixon).	8-K	001-36404	3.1	March 1, 2017

3.6	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.2	March 1, 2017

3.7	Certificate of Amendment to Articles of Incorporation (authorized share increase).	8-K	001-36404	3.1	February 5, 2018

3.8	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	February 6, 2018

3.9	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	November 1, 2018

3.10	Bylaws, as amended.	S-1	333-190574	3.2	August 12, 2013

4.1	Promissory Note, dated as of October 12, 2018	8-K	001-36404	4.1	October 18, 2018

10.1	Transition Services Agreement dated August 31, 2018 between Inpixon and Sysorex, Inc.	8-K	000-55924	10.1	September 4, 2018

10.2	Tax Matters Agreement dated August 31, 2018 between Inpixon and Sysorex, Inc.	8-K	000-55924	10.2	September 4, 2018

10.3	Employee Matters Agreement dated August 31, 2018 between Inpixon and Sysorex, Inc.	8-K	000-55924	10.3	September 4, 2018

10.4	Assignment and Assumption Agreement dated August 31, 2018 between members of the Inpixon Group and members of the Sysorex Group	8-K	000-55924	10.4	September 4, 2018

10.5	Amendment 1 to Payplant Client Agreement dated August 31, 2018 between Inpixon, Sysorex, Inc., Sysorex Government Services, Inc. and Payplant LLC	8-K	000-55924	10.7	September 4, 2018

10.6	Standstill Agreement between Inpixon and Chicago Venture Partners, L.P.	8-K	001-36404	10.7	September 4, 2018

10.7+	Amended Compensation Terms for Soumya Das	10-Q	001-36404	10.9	August 13, 2018

10.8+	Amendment to Employment Agreement dated August 31, 2018 among Inpixon, Sysorex, Inc. and Soumya Das	8-K	001-36404	10.8	September 4, 2018

10.9	Exchange Agreement, dated as of October 5, 2018	8-K	001-36404	10.1	October 5, 2018

10.10	Note Purchase Agreement, dated as of October 12, 2018	8-K	001-36404	10.1	October 18, 2018

10.11+	Amendment No. 2 to the Inpixon 2018 Employee Stock Incentive	8-K	001-36404	10.1	November 1, 2018

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018					X

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018					X

32.1#	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instant Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

+ Indicates a management contract or compensatory plan.

# This exhibit is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

