Form 10-K
period 2018-12-31
INPIXON
filed 2019-03-28
CIK 1529113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2018 as reported by the Nasdaq Capital Market on such date, was $6,482,407.

As of March 26, 2019, there were 6,973,522 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Inpixon

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION

CONTAINED IN THIS REPORT

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may,” or other similar expressions in this report. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of anticipated products; and projected expenses and financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	our limited cash and our history of losses;

●	our ability to achieve profitability;

●	our limited operating history with recent acquisitions;

●	emerging competition and rapidly advancing technology in our industry that may outpace our technology;

●	customer demand for the products and services we develop;

●	the impact of competitive or alternative products, technologies and pricing;

●	our ability to manufacture any products we develop;

●	general economic conditions and events and the impact they may have on us and our potential customers;

●	our ability to obtain adequate financing in the future;

●	our ability to continue as a going concern;

●	our success at managing the risks involved in the foregoing items;

●	strategic transactions which may include acquisitions, mergers, dispositions or investments; and

●	other factors discussed in this report.

The forward-looking statements are based upon management’s beliefs and assumptions and are made as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements included in this report. You should not place undue reliance on these forward-looking statements.

Unless otherwise stated or the context otherwise requires, the terms “Inpixon” “we,” “us,” “our” and the “Company” refer collectively to Inpixon and, where appropriate, its subsidiaries.

Note Regarding Reverse Stock Split and Spin-off of Sysorex

The Company effected reverse splits of its outstanding common stock, par value $0.001, at a ratio of 1-for-15, effective as of March 1, 2017, 1-for-30, effective as of February 6, 2018, and 1-for-40, effective as of November 2, 2018 (collectively, the “Reverse Splits”), for the purpose of complying with Nasdaq Listing Rule 5550(a)(2). We have reflected the Reverse Splits herein, unless otherwise indicated.

On August 31, 2018, the Company completed the spin-off (the “Spin-off”) of its value added reseller (“VAR”) business from its indoor positioning analytics business by way of a distribution of all the shares of common stock of the Company’s wholly-owned subsidiary, Sysorex, Inc. (“Sysorex”), to the Company’s stockholders of record and certain warrant holders. See “Part I—Item 1A. Risk Factors” included elsewhere in this Annual Report on Form 10-K for additional information. This Annual Report on Form 10-K presents our business and results of operations as of and for the periods indicated, giving effect to the Spin-off, with the historical financial results of Sysorex reflected as discontinued operations.

ii

PART I

ITEM 1: BUSINESS

Introduction

Inpixon is a technology company that helps to secure, digitize and optimize any premises with Indoor Positioning Analytics, sometimes referred to in this annual report as “IPA,” for businesses and governments in the connected world. Inpixon Indoor Positioning Analytics is based on new sensor technology that finds all accessible cellular, Wi-Fi, Bluetooth and RFID signals anonymously. Paired with a high-performance, data analytics platform, this technology delivers visibility, security and business intelligence on any commercial or government premises worldwide.

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

IPA Product Development

Inpixon is a company in the information and technology industry and therefore keeping up with the technological advancements within the industry are critical to our long-term success and growth. As a result, our senior management must continuously work to ensure that they remain informed and prepared to quickly adapt and leverage new technologies within our product and service offering as such technologies become available. In connection with that goal, our product roadmap development plans include the use of blockchain technology to maintain and propagate device reputation, artificial intelligence for amassing anonymous device information, integrating video image analytics for additional attributes, ultra-wideband technology for asset tracking and a voice-assisted analytics interface. (See additional information regarding our product development plans under the heading “Our Products and Services”).

Corporate Strategy

Management’s corporate strategy is to continue to build and develop Inpixon as a technology company that provides turnkey solutions from the collection of data to delivering insights from that data to our customers with a focus on securing, digitizing and optimizing premises with IPA for businesses and governments. In connection with such strategy and in order to facilitate our long-term growth, we have acquired certain companies, technologies and intellectual property (“IP”) that complement such goals and will continue to consider completing additional strategic acquisitions as long as our financial condition permits. Currently, we are evaluating several complimentary technology companies that can add technology, differentiation, customers and/or revenue. We are primarily looking for accretive opportunities that have business value and operational synergies. We believe these complimentary technologies will allow us to provide a comprehensive Indoor Positioning Platform, or one-stop shop to our customers. For example, we are evaluating a few Mobile App/SDK platforms to help our customers with a code base to build or add locational context into their apps. We are also looking at various Wi-Fi-based positioning products to offer a no hardware solution at large locations leveraging existing access-point infrastructure. While these Wi-Fi solutions may not be as precise or comprehensive as our solution, we believe they can provide an entry-point solution that we can use to cross-sell our other product offerings. In addition, we are considering several Mapping interfaces that can provide a dynamic user-interface for outdoor and indoor positioning with layers for different users like consumers, marketing teams, IT, etc. We are also considering the possibility of adding GPS capabilities to our arsenal to enhance our Security Dome solution to areas beyond the indoors to include some outdoor areas as well. Allowing us to carry the blue dot seamlessly from the outside to the inside.

We believe that acquiring complementary products and/or IP will add value to the Company. Candidates with proven technologies that complement our overall strategy may come from anywhere in the world, so long as there are strategic and financial reasons to make the acquisition. If we make any acquisitions in the future, we expect that we may pay for such acquisitions using our equity securities, cash and debt financing in combinations appropriate for each acquisition.

Industry Overview

We believe that more and more enterprises are realizing the importance of employing Information Technology in their operations. The technology growth story has long focused on the consumer, but as enterprises in every industry sector look to technology to facilitate and transform their own operations, the opportunities for technology companies have broadened considerably. The following information illustrates the ways in which various IT markets are expected to grow.

According to third-party market research, the indoor location market is forecasted to grow from $7.11 billion in 2017 to $40.99 billion by 2022, at a compound annual growth rate, or CAGR, of 42%. (Source: http://www.marketsandmarkets.com/PressReleases/indoor-location.asp)

The location-based services (“LBS”) and real-time location systems (“RTLS”) market has grown considerably over the past few years and is expected to grow further with increasing use of smartphone and social media based advertisements and greater adoption of these technologies in various industry applications. In addition, third-party market research indicates that the overall market is expected to grow from $22.18 billion in 2018 to $68.85 billion by 2023, at a CAGR of 25.4%. (Source: https://www.marketsandmarkets.com/Market-Reports/location-based-service-market-%2096994431.html?gclid=CKz8gKml69ICFQx6fgodTkoBNQ)

The size of the cyber security market is estimated to grow from USD 137.63 Billion in 2017 to USD 248.26 Billion by 2023, at a CAGR of 10.2% during the forecast period. (Source: http://www.marketsandmarkets.com/Market-Reports/cyber-security-market-505.html?gclid=COSEpv-Ho9MCFYVgfgodYmAJXw)

Corporate Structure

We have two operating subsidiaries: (i) Inpixon Canada Corp. (100% ownership) based in Coquitlam, British Columbia; and (ii) Sysorex India (82.5% ownership) based in Hyderabad, India.

Although the subsidiaries are separate legal entities, the Company is currently structured by function and organized to operate in an integrated fashion as one business.

Our Products and Services

We provide the following products and services that may be used by any number of businesses and government agencies.

●	Inpixon Security (formerly AirPatrol ZoneDefense) – This is a mobile security and detection product that locates devices operating within a monitored area, determines their compliance with network security policies for that zone, and if the device is not compliant, can trigger policy modification of device apps and/or features either directly or via third party mobile device, application and network management tools.

●	Inpixon Intelligence (formerly AirPatrol ZoneAware) – This is a commercial product for enabling location and/or context-based marketing services and information delivery to mobile devices based on zones as small as 10 feet or as large as a square mile. The monitored areas may include a building, a campus, a mall, and outdoor regions like a downtown. Unlike other mobile locationing technologies, Inpixon technologies use passive sensors that work over both cellular and Wi-Fi networks and offer device locationing and zone-based app and information delivery accurate to within 10 feet. Additionally, unlike geo-fencing systems, Inpixon technologies are capable of simultaneously enabling different policies and delivering different apps or information to multiple devices within the same zone based on contexts such as the type of device, the device user and time of day.

●	Shoom Products (eTearsheets; eInvoice, AdDelivery, ePaper) - The Shoom products are Cloud based applications and analytics for the media and publishing industry. These products also generate critical data analytics for the customers.

 IPA Product Enhancements

Inpixon is a company in the information and technology industry and therefore keeping up with the technological advancements within the industry are critical to our long-term success and growth. As a result, our senior management must continuously work to ensure that they remain informed and prepared to quickly adapt and leverage new technologies within our product and service offering as such technologies become available. In connection with that goal, our product roadmap development plans include the use of blockchain technology to maintain and propagate device reputation, enforcing security policies and attaining compliance, artificial intelligence for amassing anonymous device information, integrating video image analytics for additional attributes, ultra-wideband technology for asset tracking and a voice-assisted analytics interface.

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

We intend to use “blockchain technology” in order to propagate device reputation profiles. “Blockchain technology” refers to a type of decentralized “distributed ledger” or database that can be used to securely record, store, share and synchronize data or information across multiple networks in various locations. The lack of a centralized location to store information concerning a single device reputation profile results in a more secure repository for data and makes hacking or accessing that information for fraudulent purposes extremely difficult. Accessing and falsifying or otherwise using information that is stored across a network of multiple servers in different locations for fraudulent purposes would require breaching not just one server but the majority of the servers on which the information is stored making it significantly more difficult, if not impossible, to breach, thus creating a higher level of security. We intend to leverage open source blockchain technology available to us without cost, by re-engineering such technology from a transaction-based schema to a behavior-based schema in order to create a private proprietary code-base specifically for use within our IPA platform, to serve as a repository of “device reputation” collected in connection with our IPA platform’s analytics capabilities. The collected data regarding device behavior will be secured through conventional methods of encrypted storage allowing for tamper proof audit trails with respect to device activity and behavior. While we may decide to hire 1-3 additional employees during 2018 with greater expertise with blockchain technology, the addition of these employees is not critical to our business plans insofar as the intent is to use open source technology and consult with third parties and/or provide training for its employees on an as needed basis. We have an initial development of this technology within our IPA platform, but have not yet incorporated such technology into our platform. We believe we can quickly incorporate this technology upon request by our customers.

Artificial Intelligence

        In 2019, we intend to expand our use of artificial intelligence (AI) and machine learning to anonymously capture device identity, build a repository of device profiles and fingerprints, and offer intelligent solutions, which will continue to be refined over time, for enterprise security and marketing customers. Following this enhancement, Inpixon’s IPA AI engine will be able to assist in providing predictive, more accurate, bidirectional information to secure the indoors. Inpixon’s IPA AI engine will interface with disparate customer site data sources and the platform’s locationing data. The AI engine will apply heuristic analytical algorithms to data that is accumulated over time, identifying new patterns in device and customer behavior, and deliver this information to customers and users via IPA and/or an application program interface (API) in real time. For the security domain, IPA’s AI analytics will be able to identify device behavior patterns on networks that are associated with existing blacklisted devices, analyze device behavior and, after pattern matching, predictively alert users to a potentially risky device and quarantine eminent threats.  Inpixon uses proto- AI techniques at almost all major layers of its technology stack including identifying devices anonymously. The IPA AI engine will start identifying patterns of MAC Address changes based on incremental changes in the metadata of incoming device probe packets and device velocity patterns to de-randomize MAC addresses, which will enable it to accurately predict device counts and identify devices whose MAC addresses are constantly changing.  By applying the same technology to the retail and marketing dimension, IPA’s AI engine will give managers the ability to accurately predict and quantify variance in crowd movement patterns, footfalls, and revenue for store relocations and marketing campaigns, providing Inpixon customers with the opportunity to monetize this intelligence in correlation with big data like dwell time, weather patterns, and demographics. We intend to continue to add AI and machine learning enhancements to our platform as we expand our customer base and add new big data partners to our ecosystem.

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

 IPA Pod

The Inpixon IPA Pod is a new addition to the Inpixon line of Radio Frequency sensors. The IPA Pod lowers the entry-level barriers to radio detection based Indoor Positioning for our clients for Visitor Analytics in retail by delivering Wi-Fi and/or BT/BLE only based device locationing and tracking capabilities. The IPA Pod is a relatively inexpensive first step for most retail customers, which delivers a significant amount of value at a fraction of the cost when compared to the full IPA Sensor and other competitive solutions. It is designed to be a plug-and-play device that forms a self-calibrating array of IPA Pods that calibrates itself periodically to deal with ever changing RF environments and continuously deliver high positional accuracy. It is designed to plug into existing electrical outlets and/or be deployed using Power-over-Ethernet drops and can backhaul data over wire or wirelessly. The IPA Pod can be deployed in various densities in a given 3D space to match a wide array of customer use cases needing various levels of positional accuracy from the zone-level to room-level to aisle-level.

Asset Tracking

In 2019, we will continue to build the Inpixon IPA suite of solutions and enhance our existing tag tracking solutions. Using combinations of RFID, Dash7 and UWB frequencies we will leverage our hardware sensors as listeners for tracking assets including employees, visitors and physical assets. With capability for accuracy less than 0.5 meters, this solution continues to drive our capabilities in precise indoor location. Advancements in battery technology and wearables allow us to integrate and/or design new tag solutions for high value assets.

Research and Development Expenses

Our future plans include significant investments in research and development and related product opportunities. Our management believes that we must continue to dedicate a significant amount of resources to research and development efforts to maintain a competitive position. Research and development expenses for the years ended December 31, 2018 and 2017 totaled approximately $2.4 million and $1.7 million, respectively.

Sales and Marketing

We utilize direct sales and marketing through approximately 5 sales representatives, who are compensated with a base salary and, in certain instances, may participate in incentive plans such as commissions or bonuses. We utilize webinars, conferences, tradeshows and other direct and indirect marketing activities to generate demand for our products and services. We also have relationships with channel partners to directly engage with customers and to perform the installation services. We train our partners and we have our own channel/partner managers to support and augment partners as needed. We are in the process of expanding our channel partners in both security and intelligence markets.

Our Inpixon products are primarily sold on a license (up-front one-time fee) or software-as-a-service (SaaS) model. In our licensing model, we also typically charge an annual maintenance fee. The SaaS model is typically for a 2-3 year contract and includes maintenance upgrades. The SaaS model generates a recurring revenue stream. Our Shoom product is on a monthly subscription model based on 2-3 year contracts.

Customers

The Company’s customers include shopping malls, airports, government agencies, local publications, among others. Our top three customers accounted for approximately 49% and 26% of our gross revenue during the years ended December 31, 2018 and 2017, respectively. One customer accounted for 33% of our gross revenue in 2018. From time to time one or two customers can represent a significant portion of our revenue as a result of one-time projects.

Competition

Our products compete with Wi-Fi based detection companies such as Aruba, Cisco, Euclid Analytics, Mist Networks, Aislelabs and other smaller companies. However, these companies primarily offer only Wi-Fi and/or Blue-tooth detection and therefore we believe they cannot achieve the accuracy and comprehensive detection that Inpixon can achieve. Inpixon has partnered with or replaced some of these companies because it offers Wi-Fi, cellular, RFID and Bluetooth and has a location accuracy of approximately 10-feet. Mobile device management companies like AirWatch, Mobile Iron and Good Technology have also integrated with Inpixon instead of developing competing products. MerlinOne and PressTeligence compete with the functionality of our Shoom products, but typically provide information only for the specific customer and not for the customer’s competitors or for the industry.

Intellectual Property

The Company owns U.S. trademark registrations for the following six marks: Inpixon, IPA, Indoor Positioning Analytics, Security Dome, Shoom, and ZoneDefense. Each of these registrations is in the first 10-year registration term and the Company intends to renew each registration for additional 10-year renewal terms, as available. The Company also has pending applications for the following three additional marks:  Inpixon and ZoneDefense, both of which cover goods that are different from the goods and services covered in the Company’s issued trademark registrations for the same marks, and ZoneAware. The Company has seven pending applications and eight registered patents in various countries and regions, including the United States, Mexico, Australia, and the European Patent Organization region, relating to Inpixon products. The awarded patents were issued in 2014, 2017, 2018, and 2019 and will expire in the years 2028, 2031, 2032, and 2033.

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

Employees

As of March 20, 2019, we have 69 employees including 1 part-time employee. This includes 4 officers, 8 sales personnel, 2 marketing personnel, 49 technical/engineering personnel and 6 finance and administration personnel.

Emerging Growth Company

As a company with less than $1.07 billion in revenue during our most recently completed fiscal year, we qualify as an “emerging growth company” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable, in general, to public companies that are not emerging growth companies. These provisions include:

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

As a smaller reporting company, each of the foregoing exemptions is currently available to us. We will cease to be an emerging growth company on December 31, 2019, or, immediately, if we issue more than $1.0 billion of non-convertible debt over a three-year-period.

The JOBS Act permits an emerging growth company to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have chosen to “opt out” of this provision. Therefore, we are subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Corporate History

The Company was formed in Nevada in April 1999.

On July 29, 2011, we acquired all of the stock of the U.S. Federal government business of the Company, which included the business of Sysorex, and 50.2% of the stock of the operating unit of the Company engaged in Saudi Arabian government contracts, Sysorex Arabia, LLC.

On March 20, 2013, we completed the acquisition of the assets of Lilien LLC, including all the outstanding capital stock of Lilien Systems. In conjunction with our name change to Inpixon, effective as of March 1, 2017, Lilien Systems was renamed Inpixon USA, which later became the predecessor to Sysorex.

Effective August 31, 2013, we acquired 100% of the stock of Shoom, Inc. (“Shoom”). Shoom, which was merged into the predecessor of Sysorex in January 2016, which provided us with Cloud based data analytics and enterprise solutions to the media, publishing and entertainment industries.

Effective April 18, 2014, we acquired 100% of the stock of AirPatrol Corporation. AirPatrol, which was merged into the predecessor of Sysorex in January 2016. That business developed indoor device locationing, monitoring and management technologies for mobile devices operating on Wi-Fi, cellular and wideband RF networks. Through AirPatrol, we acquired two product lines, ZoneDefense (now rebranded “Inpixon Security”) and ZoneAware (now rebranded “Inpixon Intelligence”). These products and technologies deliver solutions to address an exploding global location-based mobile security and services (“LBS”) and real-time location systems (“RTLS”) market estimated to be more than $17.4 billion in 2017 and to grow to $68.5 billion by 2023, growing at 25.4% (Source:http://www.marketsandmarkets.com/Market-Reports/location-based-service-market- 96994431.html?gclid=CKz8gKml69ICFQx6fgodTkoBNQ). Inpixon Intelligence (formerly known as AirPatrol for Retail or Zone Aware) also serves as a location-based services, sales and marketing system. The security platform connects to third party apps on a user’s mobile device that provide functions such as location-based offers, discounts and suggestive selling, VIP service functions (for hotels, resorts, casinos, etc.), and location-based information delivery such as mobile-based guided tours of historic sites, points of interest and museums, shopping center maps, building floor plans and so on. These products require no app installation for anonymous collection of behavioral data such as traffic flow, entry and exit patterns, length of stay and other business intelligence and analytics functions.

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

On December 4, 2015 and effective January 1, 2016, our board of directors (the “Board”) approved the following reorganization transactions: (1) statutory mergers of AirPatrol and Shoom with and into Lilien, pursuant to which Lilien was the surviving corporation and changed its name to “Sysorex USA”, which later became Sysorex; and (2) a short-form statutory merger of the Company with a newly-formed wholly-owned Nevada corporation, pursuant to which the Company changed its name to “Sysorex Global”. Immediately prior to the consummation of these mergers, the Company carried out (i) an assignment from AirPatrol to the Company of all shares of capital stock of AirPatrol Research, pursuant to which AirPatrol Research became a direct subsidiary of the Company; (ii) the amendment of AirPatrol Research’s Notice of Articles to change its name to “Sysorex Canada Corp.”; (iii) the dissolution and winding up of Sysorex Federal, in which Sysorex Federal assigned and transferred all of its assets, including all outstanding shares of capital stock of Sysorex Government, to the Company, and the Company assumed Sysorex Federal’s debts and liabilities; (iv) an assignment from the Company to Lilien of all outstanding shares of capital stock of Sysorex Government, pursuant to which Sysorex Government became a direct subsidiary of Lilien.

On November 21, 2016, we completed the acquisition of the business and certain assets of Integrio Technologies, LLC (“Integrio” or “Integrio Technologies”) and Emtech Federal, LLC (“Emtech Federal”). Integrio, together with Emtech Federal, was an IT integration and engineering company that provided solutions for network performance, secure wireless infrastructure, software application lifecycle support, and physical cyber security for federal, state and local government agencies.

On February 27, 2017, we entered into an Agreement and Plan of Merger with Inpixon, our wholly-owned Nevada subsidiary formed solely for the purpose of changing our corporate name from Sysorex Global to Inpixon. As part of the name change, each of our then-existing subsidiaries also amended their corporate charters to change their names from Sysorex USA, Sysorex Government Services, Inc. and Sysorex Canada Corp. to Inpixon USA, Inpixon Federal, Inc. and Inpixon Canada, Inc., respectively, effective as of March 1, 2017. In addition, effective March 1, 2017, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada to effect a 1-for-15 reverse stock split of the Company’s common stock.

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

On August 31, 2018, the Company completed the Spin-off of Sysorex to separate its VAR business from its indoor positioning analytics business.

On October 31, 2018, the Company received stockholder approval for, and subsequently effected, a reverse split of its outstanding common stock, par value $0.001, at a ratio of 1-for-40, effective as of November 2, 2018, for the purpose of complying with Nasdaq Listing Rule 5550(a)(2).

Corporate Information

Our principal executive offices are located at 2479 E. Bayshore Road, Suite 195, Palo Alto, CA 94303, and our telephone number is (408) 702-2167. Our subsidiaries maintain offices in Coquitlam, British Columbia and Hyderabad, India. Our Internet website is www.inpixon.com. The information on, or that can be accessed through, our website is not part of this report, and you should not rely on any such information in making any investment decision relating to our common stock.

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

Risks Related to Our Operations

We have completed five acquisitions since 2013, including Lilien, Shoom, AirPatrol, LightMiner and Integrio, and completed the Spin-off our VAR business in August 2018, which included the businesses acquired from Lilien and Integrio, which may make it difficult for potential investors to evaluate our future business. Furthermore, due to the risks and uncertainties related to the acquisition of new businesses, any such acquisition does not guarantee that we will be able to attain profitability.

Between March 2013 and November 2016, we completed five acquisitions and, in August 2018, we completed the Spin-off of our VAR business, which included the businesses acquired from Lilien and Integrio. Our limited operating history after such acquisitions and divestiture makes it difficult for potential investors to evaluate our business or prospective operations or the merits of an investment in our securities. With respect to the Spin-off, the risks inherent in such divestiture are described below under “Risks Related to the Spin-off.” With respect to acquisitions, we are subject to the risks inherent in the financing, expenditures, complications and delays characteristic of a newly combined business. These risks are described below under the risk factor titled “Any future acquisitions that we may make could disrupt our business, cause dilution to our stockholders and harm our business, financial condition or operating results.” In addition, while the former affiliates of four of these businesses have indemnified the Company from any undisclosed liabilities, there may not be adequate resources to cover such indemnity. Furthermore, there are risks that the vendors, suppliers and customers of these acquired entities may not renew their relationships for which there is no indemnification. Accordingly, our business and success faces risks from uncertainties inherent to developing companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

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

We continue to integrate the operations of AirPatrol, LightMiner and Shoom and this process involves complex operational, technological and personnel-related challenges, which are time-consuming and expensive and may disrupt our ongoing business operations. Furthermore, integration involves a number of risks, including, but not limited to:

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

Even if we are able to successfully operate the acquired businesses, we may not be able to realize the revenue and other synergies and growth that we anticipated from these acquisitions in the time frame that we currently expect, and the costs of achieving these benefits may be higher than what we currently expect, because of a number of risks, including, but not limited to:

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

A significant portion of the purchase price for our acquisition of Shoom, AirPatrol and LightMiner is allocated to goodwill and intangible assets that are subject to periodic impairment evaluations. An impairment loss could have a material adverse impact on our financial condition and results of operations.

The Company acquired $1.2 million of goodwill and $2.8 million of intangible assets relating to our acquisition of Shoom, $7.4 million of goodwill and $13.3 million of intangible assets relating to our acquisition of AirPatrol and $3.5 million of intangible assets relating to our acquisition of LightMiner. As required by current accounting standards, we review intangible assets for impairment either annually or whenever changes in circumstances indicate that the carrying value may not be recoverable. The risk of impairment to goodwill is higher during the early years following an acquisition. This is because the fair values of these assets align very closely with what we paid to acquire the reporting units to which these assets are assigned. As a result, the difference between the carrying value of the reporting unit and its fair value (typically referred to as “headroom”) is smaller at the time of acquisition. Until this headroom grows over time, due to business growth or lower carrying value of the reporting unit, a relatively small decrease in reporting unit fair value can trigger impairment charges. When impairment charges are triggered, they tend to be material due to the size of the assets involved. Our business would be adversely affected, and impairment of goodwill could be triggered, if any of the following were to occur: higher attrition rates than planned as a result of the competitive environment or our inability to provide products and services that are competitive in the marketplace, lower-than-planned adoption rates by customers, higher-than-expected expense levels to provide services to clients, and changes in our business model that may impact one or more of these variables. During the years ended December 31, 2018 and 2017, we recorded an impairment charge for goodwill in the amount of $636,000 and $587,000, respectively.

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

According to our business plan, we may need additional debt or equity financing. Future financings through equity offerings by us will be dilutive to existing stockholders. In addition, the terms of securities we may issue in future capital transactions may be more favorable to new investors than our current investors. Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other derivative securities. We may also issue incentive awards under our equity incentive plans, which may have additional dilutive effects. We may also be required to recognize non-cash expenses in connection with certain securities we may issue in the future such as convertible notes and warrants, which would adversely impact our financial condition and results of operations. Our ability to obtain needed financing may be impaired by factors, including the condition of the economy and capital markets, both generally and specifically in our industry, and the fact that we are not profitable, which could affect the availability or cost of future financing. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, we may need to reduce our operations by, for example, selling certain assets or business segments.

Failure to manage or protect growth may be detrimental to our business because our infrastructure may not be adequate for expansion.

Our recent acquisitions required a substantial expansion of the Company’s systems, workforce and facilities and we anticipate that we may need to consummate additional acquisitions in connection with the expansion of our IPA business after the Spin-off. We may fail to adequately manage our anticipated future growth. The substantial growth in our operations as a result of our acquisitions has, and is expected to continue to, place a significant strain on our administrative, financial and operational resources, and increase demands on our management and on our operational and administrative systems, controls and other resources. There can be no assurance that our systems, procedures and controls will be adequate to support our operations as they expand. We cannot assure you that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. As part of this growth, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employee base, and maintain close coordination among our staff. We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing staff and systems.

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

Our cash and cash equivalents were approximately $1 million at December 31, 2018, compared with approximately $141,000 at December 31, 2017. We continue to incur significant operating losses, and management expects that significant on-going operating expenditures will be necessary to successfully implement our business plan and develop and market our products. These circumstances raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements included elsewhere in this Annual Report on Form 10-K are issued. Implementation of our plans and our ability to continue as a going concern will depend upon our ability to market our technology and raise additional capital.

Management believes that we have access to capital resources through possible public or private equity offerings, exchange offers, debt financings, corporate collaborations or other means. In addition, we continue to explore opportunities to strategically monetize our technology and our services, although there can be no assurance that we will be successful with such plans. We have historically been able to raise capital through equity offerings, although no assurance can be provided that we will continue to be successful in the future. If we are unable to raise sufficient capital through 2019 or otherwise, we will not be able to pay our obligations as they become due.

We will need to increase the size of our organization, and we may experience difficulties in managing growth, which could hurt our financial performance.

In addition to employees hired in connection with our recent acquisitions and any other companies, which we may acquire in the future, we anticipate that we will need to expand our employee infrastructure for managerial, operational, financial and other resources at the parent company level. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

We have a history of operating losses and working capital deficiency. We have incurred net losses of approximately $24.6 million and $35.0 million for the fiscal years ended 2018 and 2017, respectively, which include the net losses of the entities we spun-off on August 31, 2018 of $4.8 million and $17.0 million for the years ended December 31, 2018 and 2017, respectively. We had a working capital deficiency of approximately $3.9 million and $32.8 million as of December 31, 2018 and December 31, 2017, respectively. The continuation of our Company is dependent upon attaining and maintaining profitable operations and raising additional capital as needed, but there can be no assurance that we will be able to raise any further financing.

Our ability to generate positive cash flow from operations is dependent upon sustaining certain cost reductions and generating sufficient revenues. In that regard, our revenues have declined by 4.6% for the year ended December 31, 2018, as compared to the same periods for the prior fiscal year as a result of lower revenues from our Shoom product line. Our management is evaluating options and strategic transactions and continuing to market and promote our new products and technologies, however, there is no guarantee that these efforts will be successful or that we will be able to achieve or sustain profitability. We have funded our operations primarily with proceeds from public and private offerings of our common stock and secured and unsecured debt instruments. Our history of operating losses and cash uses, our projections of the level of cash that will be required for our operations to reach profitability, and the terms of the financing transactions that we completed in the past, may impair our ability to raise capital on terms that we consider reasonable and at the levels that we will require over the coming months. We cannot provide any assurances that we will be able to secure additional funding from public or private offerings or debt financings on terms acceptable to us, if at all. If we are unable to obtain the requisite amount of financing needed to fund our planned operations, it would have a material adverse effect on our business and ability to continue as a going concern, and we may have to curtail, or even to cease, certain operations. If additional funds are raised through the issuance of equity securities or convertible debt securities, it will be dilutive to our stockholders and could result in a decrease in our stock price.

The reorganization transactions we carried out in 2015 and subsequent name changes may cause us to be in a technical breach of certain third-party agreements.

In 2015, we carried out a series of reorganization transactions to streamline the organizational structure within the Company and both its direct and indirect subsidiaries. In addition, we have changed our corporate name and the names of our subsidiaries. Although these transactions occurred solely within the Company and its subsidiaries, there still may have been an obligation to either provide notice and/or seek consent from certain third parties pursuant to the contracts we have with these parties. We have reviewed and addressed these requirements; however, our failure to comply with any of these notice or consent requirements may have left us in a technical breach, thus possibly subjecting us to potential liabilities or an early termination under the applicable contracts. As of the date of this filing, there are no known breaches.

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

Pursuant to that certain Loan and Security Agreement, dated as of November 14, 2016, we issued a revolving secured promissory note to GemCap Lending I, LLC, dated as of November 14, 2016 (the “Secured Promissory Note”). The Secured Promissory Note was assigned to Payplant on August 14, 2017 in accordance with the terms of the Payplant Loan and Security Agreement, dated as of August 14, 2017 (as amended, the “Payplant Loan Agreement”). As of December 31, 2018, we had approximately $23,000 in outstanding revolving credit loans. All amounts due under the Secured Promissory Note are secured by our assets. As a result, if we default on our obligations under the Secured Promissory Note, Payplant could foreclose on its security interest and liquidate or take possession of some or all of these assets, which would harm our business, financial condition and results of operations and could require us to curtail, or even to cease our operations.

Payplant has certain rights upon an event of default under their respective agreements that could harm our business, financial condition and results of operations and could require us to curtail or cease our operations.

Payplant has certain rights upon an event of default. Such rights include an increase in the interest rate on any advances made pursuant to the Payplant Loan Agreement, the right to accelerate the payment of any outstanding advances made pursuant to the Payplant Loan Agreement, the right to directly receive payments made by account debtors and the right to foreclose on our assets, among other rights. The Payplant Loan Agreement includes in its definition of an event of default, among other occurrences, the failure to pay any principal when due within two business days, the termination, winding up, liquidation or dissolution of any borrower and the filing of a tax lien by a governmental agency against any borrower.

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

Upon completion of any acquisitions by the Company, we may be subject to claims that our acquired companies and their employees may have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of former employers or competitors. Litigation may be necessary to defend against these claims. We may be subject to unexpected claims of infringement of third party intellectual property rights, either for intellectual property rights of which we are not aware, or for which we believe are invalid or narrower in scope than the accusing party. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending such claims, in addition to paying money claims, we may lose valuable intellectual property rights or personnel or be enjoined from selling certain products or providing certain services. A loss of key research personnel or their work product could hamper or prevent our ability to commercialize certain products, which could severely harm our business.

Responding to governmental inquiries or an adverse finding by a governmental regulator could have a materially adverse effect on our business.

Pursuant to our operations, the Company regularly interacts with governmental regulators including, among others, the U.S. Securities and Exchange Commission (the “SEC”). In certain instances, responding to inquiries from regulators could have a materially adverse effect on our business through, among other things, increased legal fees and the time and attention required of the Company’s management and employees. Moreover, if a regulator were to make an adverse finding relating to the Company or its business practices it could have a material adverse effect on our business, financial condition, results of operations and cash flows. In February 2019, Inpixon received a subpoena from the Chicago Regional Office of the SEC, requiring the production of documents and information pertaining to certain of the Company’s past financing activities and press release announcements. Inpixon believes it has fully complied with all relevant laws and regulations and is fully cooperating with the SEC’s investigation; however, we cannot assure you that the scope or nature of the inquiry will be limited to the matters described above. With respect to this matter or other governmental inquiries that may arise from time to time, the Company can make no assurances with respect to the amount of resources the Company will need to devote to such matters, final outcomes, or the impact on the Company’s business, financial condition, results of operations and cash flows.

Adverse judgments or settlements in legal proceedings could materially harm our business, financial condition, operating results and cash flows.

We may be a party to claims that arise from time to time in the ordinary course of our business, which may include those related to, for example, contracts, sub-contracts, protection of confidential information or trade secrets, adversary proceedings arising from customer bankruptcies, employment of our workforce and immigration requirements or compliance with any of a wide array of state and federal statutes, rules and regulations that pertain to different aspects of our business. Additionally, we may be made a party to claims against Sysorex that were pending at the time of the Spin-off, or future claims resulting from the Spin-off as described below under the risk factor section titled “Risks Related to the Spin-off.” We may also be required to initiate expensive litigation or other proceedings to protect our business interests. There is a risk that we will not be successful or otherwise be able to satisfactorily resolve any such claims or litigation. In addition, litigation and other legal claims are subject to inherent uncertainties. Those uncertainties include, but are not limited to, litigation costs and attorneys’ fees, unpredictable judicial or jury decisions and the differing laws and judicial proclivities regarding damage awards among the states in which we operate. Unexpected outcomes in such legal proceedings, or changes in management’s evaluation or predictions of the likely outcomes of such proceedings (possibly resulting in changes in established reserves), could have a material adverse effect on our business, financial condition, results of operations and cash flows. Due to recurring losses and net capital deficiency, our current financial status may increase our default and litigation risks and may make us more financially vulnerable in the face of threatened litigation.

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

We have not registered copyrights on any of the software we have developed, and while we may register copyrights in the software if needed before bringing suit for copyright infringement, such registration can introduce delays before suit of over three years and can constrain damages for infringement. We rely upon confidentiality agreements signed by our employees, consultants and third parties to protect our intellectual property. We cannot assure you that we can adequately protect our intellectual property or successfully prosecute actual or potential infringement of our intellectual property rights. In addition, we cannot assure you that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve these types of conflicts to our satisfaction. Our failure to protect our intellectual property rights may result in a loss of revenue and could materially adversely affect our operations and financial condition.

In addition, any patents issued in the future may not provide us with any competitive advantages, and our patent applications may never be granted. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are complex and often uncertain and are subject to change that can affect validity of patents issued under previous legal standards, particularly with respect to the law of subject matter eligibility. Our inability to protect our property rights could adversely affect our financial condition, operating results and growth prospects.

Our proprietary software is protected by common law copyright laws, as opposed to registration under copyright statutes. We have not registered copyrights on any of the proprietary software we have developed. Our performance and ability to compete are dependent to a significant degree on our proprietary technology. Our proprietary software is protected by common law copyright laws, as opposed to registration under copyright statutes. Common law protection may be narrower than that which we could obtain under registered copyrights. As a result, we may experience difficulty in enforcing our copyrights against certain third party infringements. As part of our confidentiality-protection procedures, we generally enter into agreements with our employees and consultants and limit access to, and distribution of, our software, documentation and other proprietary information. There can be no assurance that the steps we have taken will prevent misappropriation of our technology or that agreements entered into for that purpose will be enforceable. The laws of other countries may afford us little or no protection of our intellectual property. We also rely on a variety of technology that we license from third parties. There can be no assurance that these third party technology licenses will continue to be available to us on commercially reasonable terms, if at all. The loss of or inability to maintain or obtain upgrades to any of these technology licenses could result in delays in completing software enhancements and new development until equivalent technology could be identified, licensed or developed and integrated. Any such delays would materially and adversely affect our business.

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

Decreases, or slow growth, in the newspaper publishing industry may negatively affect our results from operation as it relates to our Cloud based applications and analytics for media and publishing.

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

Our competitiveness depends significantly on our ability to keep pace with the rapid changes in our industry. Failure by us to anticipate and meet our clients’ technological needs could adversely affect our competitiveness and growth prospects.

We operate and compete in an industry characterized by rapid technological innovation, changing client needs, evolving industry standards and frequent introductions of new products, product enhancements, services and distribution methods. Our success depends on our ability to develop expertise with these new products, product enhancements, services and distribution methods and to implement solutions that anticipate and respond to rapid changes in technology, the industry, and client needs. The introduction of new products, product enhancements and distribution methods could decrease demand for current products or render them obsolete. Sales of products and services can be dependent on demand for specific product categories, and any change in demand for or supply of such products could have a material adverse effect on our net sales if we fail to adapt to such changes in a timely manner.

We operate in a highly competitive market and we may be required to reduce the prices for some of our products and services to remain competitive, which could adversely affect our results of operations.

Our industry is developing rapidly and related technology trends are constantly evolving. In this environment, we face, among other things, significant price competition from our competitors. As a result, we may be forced to reduce the prices of the products and services we sell in response to offerings made by our competitors and may not be able to maintain the level of bargaining power that we have enjoyed in the past when negotiating the prices of our products and services.

Our profitability is dependent on the prices we are able to charge for our products and services. The prices we are able to charge for our products and services are affected by a number of factors, including:

●	our clients’ perceptions of our ability to add value through our products and services;

●	introduction of new products or services by us or our competitors;

●	our competitors’ pricing policies;

●	our ability to charge higher prices where market demand or the value of our products or services justifies it;

●	procurement practices of our clients; and

●	general economic and political conditions.

If we are not able to maintain favorable pricing for our products and services, our results of operations could be adversely affected.

A delay in the completion of our clients’ budget processes cold delay purchases of our products and services and have an adverse effect on our business, operating results and financial condition.

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

Digital threats such as cyber-attacks, data protection breaches, computer viruses or malware may disrupt our operations, harm our operating results and damage our reputation, and cyber-attacks or data protection breaches on our customers’ networks, or in cloud-based services provided by or enabled by us, could result in liability for us, damage our reputation or otherwise harm our business.

Despite our implementation of network security measures, the products and services we sell to customers, and our servers, data centers and the cloud-based solutions on which our data, and data of our customers, suppliers and business partners are stored, are vulnerable to cyber-attacks, data protection breaches, computer viruses, and similar disruptions from unauthorized tampering or human error. Any such event could compromise our networks or those of our customers, and the information stored on our networks or those of our customers could be accessed, publicly disclosed, lost or stolen, which could subject us to liability to our customers, business partners and others, and could have a material adverse effect on our business, operating results, and financial condition and may cause damage to our reputation. Efforts to limit the ability of malicious third parties to disrupt the operations of the Internet or undermine our own security efforts may be costly to implement and meet with resistance, and may not be successful. Breaches of network security in our customers’ networks, or in cloud-based services provided by or enabled by us, regardless of whether the breach is attributable to a vulnerability in our products or services, could result in liability for us, damage our reputation or otherwise harm our business.

Any failures or interruptions in our services or systems could damage our reputation and substantially harm our business and results of operations.

Our success depends in part on our ability to provide reliable remote services, technology integration and managed services to our clients. The operations of our Cloud based applications and analytics are susceptible to damage or interruption from human error, fire, flood, power loss, telecommunications failure, terrorist attacks and similar events. We could also experience failures or interruptions of our systems and services, or other problems in connection with our operations, as a result of:

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

Our top three customers accounted for approximately 49% and 26% of our gross revenue during the years ended December 31, 2018 and 2017, respectively. One customer accounted for 33% of our gross revenue in 2018; however, this customer may or may not continue to be a significant contributor to revenue in 2019. The loss of a significant amount of business from one of our major customers would materially and adversely affect our results of operations until such time, if ever, as we are able to replace the lost business. Significant clients or projects in any one period may not continue to be significant clients or projects in other periods. To the extent that we are dependent on any single customer, we are subject to the risks faced by that customer to the extent that such risks impede the customer’s ability to stay in business and make timely payments to us.

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

If our products fail to satisfy customer demands or to achieve increased market acceptance our results of operations, financial condition and growth prospects could be materially adversely affected.

The market acceptance of our products are critical to our continued success. Demand for our products is affected by a number of factors beyond our control, including continued market acceptance, the timing of development and release of new products by competitors, technological change, and growth or decline in the mobile device management market. We expect the proliferation of mobile devices to lead to an increase in the data security demands of our customers, and our products may not be able to scale and perform to meet those demands. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of these products, our business operations, financial results and growth prospects will be materially and adversely affected.

Defects, errors, or vulnerabilities in our products or services or the failure of such products or services to prevent a security breach, could harm our reputation and adversely affect our results of operations.

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

Our location based security and detection-operating segment is substantially dependent upon enterprises and governments recognizing that advanced persistent threats (“APTs”) and other security attacks are pervasive and are not effectively prevented by legacy security solutions. High visibility attacks on prominent enterprises and governments have increased market awareness of the problem of APTs and security attacks and help to provide an impetus for enterprises and governments to devote resources to protecting against attacks, such as testing our platform, purchasing it, and broadly deploying it within their organizations. If APTs and other security attacks were to decline, or enterprises or governments perceived that the general level of attacks has declined, our ability to attract new customers and expand its offerings for existing customers could be materially and adversely affected, which would, in turn, have a material adverse effect on our financial condition, results of operations and growth prospects.

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

We provide our products and services to customers worldwide. These risks differ from and potentially may be greater than those associated with our domestic business.

Our international business is sensitive to changes in the priorities and budgets of international customers and geo-political uncertainties, which may be driven by changes in threat environments and potentially volatile worldwide economic conditions, various regional and local economic and political factors, risks and uncertainties, as well as U.S. foreign policy. Our international sales are subject to U.S. laws, regulations and policies, including the International Traffic in Arms Regulations and the Foreign Corrupt Practices Act (see below) and other export laws and regulations. Due to the nature of our products, we must first obtain licenses and authorizations from various U.S. Government agencies before we are permitted to sell our products outside of the U.S. We can give no assurance that we will continue to be successful in obtaining the necessary licenses or authorizations or that certain sales will not be prevented or delayed. Any significant impairment of our ability to sell products outside of the U.S. could negatively affect our results of operations and financial condition.

Our international sales are also subject to local government laws, regulations and procurement policies and practices, which may differ from U.S. Government regulations, including regulations relating to import-export control, investments, exchange controls and repatriation of earnings, as well as to varying currency, geo-political and economic risks. Our international contracts may include industrial cooperation agreements requiring specific in-country purchases, manufacturing agreements or financial support obligations, known as offset obligations, and provide for penalties if we fail to meet such requirements. Our international contracts may also be subject to termination at the customer’s convenience or for default based on performance, and may be subject to funding risks. We also are exposed to risks associated with using foreign representatives and consultants for international sales and operations and teaming with international subcontractors, partners and suppliers in connection with international programs. As a result of these factors, we could experience award and funding delays on international programs and could incur losses on such programs, which could negatively affect our results of operations and financial condition.

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

Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world.  Weak economic conditions generally, sustained uncertainty about global economic conditions, or a prolonged or further tightening of credit markets could cause our customers and potential customers to postpone or reduce spending on technology products or services or put downward pressure on prices, which could have an adverse effect on our business, results of operations or cash flows.  Concerns over inflation, energy costs, geopolitical issues and the availability of credit, in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices and wavering business and consumer confidence, have precipitated an economic slowdown and uncertain global outlook. Domestic and international equity markets have been experiencing heightened volatility and turmoil. These events and the continuing market upheavals may have an adverse effect on our business. In the event of extreme prolonged market events, such as the global economic recovery, we could incur significant losses.

Changes in U.S. administrative policy, including changes to existing trade agreements and any resulting changes in international relations, could adversely affect our financial performance and supply chain economics.

As a result of changes to U.S. administrative policy, among other possible changes, there may be (i) changes to existing trade agreements; (ii) greater restrictions on free trade generally; and (iii) significant increases in tariffs on goods imported into the United States, particularly those manufactured in China. China is currently a leading global source of hardware products, including the hardware products that we use. In September 2018, the Office of the U.S. Trade Representative announced that the current U.S. administration would impose a 10% tariff on approximately $200 billion worth of imports from China into the United States, effective September 24, 2018. Such tariff is subject to increase if the United States and China are unable to reach a trade deal.

It remains unclear what the U.S. administration or foreign governments, including China, will or will not do with respect to tariffs, or other international trade agreements and policies. A trade war, other governmental action related to tariffs or international trade agreements, changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently do business or any resulting negative sentiments towards the United States could adversely affect our supply chain economics, consolidated revenue, earnings and cash flow.

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

Domestic and foreign government regulation and enforcement of data practices and data tracking technologies is expansive, broadly defined and rapidly evolving. Such regulation could directly restrict portions of our business or indirectly affect our business by constraining our customers’ use of our technology and services or limiting the growth of our markets.

Federal, state, municipal and/or foreign governments and agencies have adopted and could in the future adopt, modify, apply or enforce laws, policies, and regulations covering user privacy, data security, technologies that are used to collect, store and/or process data, and/or the collection, use, processing, transfer, storage and/or disclosure of data associated with individuals. The categories of data regulated under these laws vary widely, are often broadly defined, and subject to new applications or interpretation by regulators. The uncertainty and inconsistency among these laws, coupled with a lack of guidance as to how these laws will be applied to current and emerging indoor positioning analytics technologies, creates a risk that regulators, lawmakers or other third parties, such as potential plaintiffs, may assert claims, pursue investigations or audits, or engage in civil or criminal enforcement. These actions could limit the market for our services and technologies or impose burdensome requirements on our services and/or customers’ use of our services, thereby rendering our business unprofitable.

Some features of our services may trigger the data protection requirements of certain foreign jurisdictions, such as the EU General Data Protection Regulation (the “GDPR”), and the EU ePrivacy Directive. In addition, our services may be subject to regulation under current or future laws or regulations. For instance, the EU ePrivacy Directive is soon to be replaced in its entirety by the ePrivacy Regulation, which will bring with it an updated set of rules relevant to many aspects of our business. If our treatment of data, privacy practices or data security measures fail to comply with these current or future laws and regulations in any of the jurisdictions in which we collect and/or process information, we may be subject to litigation, regulatory investigations, civil or criminal enforcement, financial penalties, audits or other liabilities in such jurisdictions, or our customers may terminate their relationships with us. In addition, data protection laws, such as the GDPR, foreign court judgments or regulatory actions could affect our ability to transfer, process and/or receive transnational data that is critical to our operations, including data relating to users, clients, or partners outside the United States. For instance, the GDPR restricts transfers of personal data outside of the European Economic Area, including to the United States, subject to certain requirements. Such data protection laws, judgments or actions could affect the manner in which we provide our services or adversely affect our financial results if foreign clients and partners are not able to lawfully transfer data to us.

This area of the law is currently under intense government scrutiny and many governments, including the U.S. government, are considering a variety of proposed regulations that would restrict or impact the conditions under which data obtained from individuals could be collected, processed, stored, transferred, sold or shared with third parties. In addition, regulators such as the Federal Trade Commission and the California Attorney General are continually proposing new regulations and interpreting and applying existing regulations in new ways. For example, in June 2018, California passed the California Consumer Privacy Act (the “CCPA”), which provides new data privacy rights for consumers and new informational, disclosure and operational requirements for companies, effective January 2020. Fines for non-compliance may be up to $7,500 per violation. The burdens imposed by the GDPR and CCPA, and changes to existing laws or new laws regulating the solicitation, collection, processing, or sharing of personal and consumer information, and consumer protection could affect our customers’ utilization of our services and technology and could potentially reduce demand, or impose restrictions that make it more difficult or expensive for us to provide our services.

In addition, ongoing legal challenges in Europe to the mechanisms allowing companies to transfer personal data from the European Economic Area to the United States could result in further limitations on the ability to transfer data across borders, particularly if governments are unable or unwilling to reach new or maintain existing agreements that support cross-border data transfers, such as the EU-U.S. and Swiss-U.S. Privacy Shield frameworks and the European Commission’s Model Contractual Clauses, each of which are currently under particular scrutiny. Additionally, certain countries have passed or are considering passing laws requiring local data residency. The costs of compliance with, and other burdens imposed by, privacy laws, regulations and standards may limit the use and adoption of our services, reduce overall demand for our services, make it more difficult to meet expectations from or commitments to customers, lead to significant fines, penalties or liabilities for noncompliance, impact our reputation, or slow the pace at which we close sales transactions, any of which could harm our business.

Furthermore, the uncertain and shifting regulatory environment and trust climate may cause concerns regarding data privacy and may cause our customers or our customers’ customers to resist providing the data necessary to allow our customers to use our services effectively. Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could inhibit sales of our products or services and could limit adoption of our cloud-based solutions.

If our customers fail to abide by applicable privacy laws or to provide adequate notice and/or obtain consent from end users, we could be subject to litigation or enforcement action or reduced demand for our services.

Our customers utilize our services and technologies to track connected devices anonymously and we must rely on our customers to implement and administer notice and choice mechanisms required under applicable laws. If we or our customers fail to abide by these laws, it could result in litigation or regulatory or enforcement action against our customers or against us directly.

Any actual or perceived failure by us to comply with our privacy policy or legal or regulatory requirements in one or multiple jurisdictions could result in proceedings, actions or penalties against us.

Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, industry standards, contractual obligations or other legal obligations, or any actual or suspected security incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of personal data or other data, may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, contractual obligations or other legal obligations could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely affect our business.

Evolving and changing definitions of what constitutes “Personal Information” and “Personal Data” within the EU, the United States and elsewhere, may limit or inhibit our ability to operate or expand our business, including limiting technology alliance partners that may involve the sharing of data.

If we are perceived to cause, or are otherwise unfavorably associated with, violations of privacy or data security requirements, it may subject us or our customers to public criticism, financial penalties and potential legal liability. Existing and potential privacy laws and regulations concerning privacy and data security and increasing sensitivity of consumers to unauthorized processing of personal data may create negative public reactions to technologies, products and services such as ours. Public concerns regarding personal data processing, privacy and security may cause some of our customers’ end users to be less likely to visit their websites or otherwise interact with them. If enough end users choose not to visit our customers’ websites or otherwise interact with them, our customers could stop using our platform. This, in turn, may reduce the value of our service, and slow or eliminate the growth of our business, or cause our business to contract.

Around the world, there are numerous lawsuits in process against various technology companies that process personal information and personal data. If those lawsuits are successful, it could increase the likelihood that our company may be exposed to liability for our own policies and practices concerning the processing of personal data and could hurt our business. Furthermore, the costs of compliance with, and other burdens imposed by laws, regulations and policies concerning privacy and data security that are applicable to the businesses of our customers may limit the use and adoption of our technologies and reduce overall demand for it. Privacy concerns, whether or not valid, may inhibit market adoption of our technologies. Additionally, concerns about security or privacy may result in the adoption of new legislation that restricts the implementation of technologies like ours or require us to make modifications to our existing services and technology, which could significantly limit the adoption and deployment of our technologies or result in significant expense.

Risks Related to the Spin-off

We incurred significant transaction and transaction-related costs in connection with the Spin-off.

We incurred significant costs in connection with the Spin-off, including legal, accounting, consulting, financial advisory, and related fees. Although we expect the Spin-off to benefit both us and Sysorex as independent public companies, we cannot assure you these benefits will be achieved in the near term, or at all.

The Spin-off could give rise to disputes or other unfavorable effects, which could have a material adverse effect on our business, financial position and results of operations.

Disputes with third parties could arise out of the Spin-off, and we could experience unfavorable reactions to the Spin-off from employees, investors, or other interested parties. These disputes and reactions of third parties could have a material adverse effect on our business, financial position, and results of operations. In addition, following the Spin-off, disputes between us and Sysorex could arise in connection with any of the Spin-off related agreements.

We agreed to indemnify Sysorex for certain liabilities.

Pursuant to the terms of that certain Separation and Distribution Agreement, dated August 7, 2018, as amended, the Company agreed to indemnify Sysorex for certain liabilities. Although no such liabilities are currently anticipated, if we have to indemnify Sysorex for unanticipated liabilities, the cost of such indemnification obligations may have a material and adverse effect on our financial performance.

A court could deem the Spin-off to be a fraudulent conveyance and void the transaction or impose substantial liabilities upon us.

If a third party challenged the transaction, a court could deem the Spin-off or certain internal restructuring transactions undertaken in connection with the Spin-off to be a fraudulent conveyance or transfer. Fraudulent conveyances or transfers are defined to include transfers made or obligations incurred with the actual intent to hinder, delay or defraud current or future creditors or transfers made or obligations incurred for less than reasonably equivalent value when the debtor was insolvent, or that rendered the debtor insolvent, inadequately capitalized or unable to pay its debts as they become due. In such circumstances, a court could void the transactions or impose substantial liabilities upon us, which could adversely affect our financial condition and our results of operations. Among other things, the court could require our stockholders to return to us some or all of the shares of Sysorex common stock issued in the Spin-off or require us to fund liabilities of Sysorex for the benefit of creditors.

The Company has entered into a loan arrangement with Sysorex and there can be no guarantee Sysorex will be able to repay any amounts borrowed.

As described further within “Part I—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, the Company and Sysorex entered into a note purchase agreement pursuant to which the Company agreed to loan Sysorex up to an aggregate principal amount of $3,000,000.00, which was later increased to $5,000,000.00. Although we believe Sysorex will be able to repay any amounts borrowed when due, there can be no guarantee this will be the case nor that the collateral Sysorex provided pursuant to the loan arrangement would be sufficient to cover any borrowed amounts in the event of a default. If Sysorex were to default, it could have an adverse material impact on the Company’s financial condition and cash flows.

The Company currently generates less revenue as a result of the Spin-off.

As described further within “Part I—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, the Company generates significantly less revenue as a result of the Spin-off. Although we believe that the Spin-off has positioned the Company for future revenue growth, there can be no guarantee that such growth will be realized or achieved.

Risks Related to Our Securities

We are eligible to be treated as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which we refer to as the Sarbanes-Oxley Act, (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements and two years of selected financial data in this annual report. We will cease to be an emerging growth company on December 31, 2019, or, if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we are subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

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

Under our Articles of Incorporation, our Board may issue additional shares of common or preferred stock. Our Board has the ability to authorize “blank check” preferred stock without future shareholder approval. This makes it possible for our Board to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us by means of a merger, tender offer, proxy contest or otherwise, including a transaction in which our stockholders would receive a premium over the market price for their shares and/or any other transaction that might otherwise be deemed to be in their best interests, and thereby protects the continuity of our management and limits an investor’s opportunity to profit by their investment in the Company. Specifically, if in the due exercise of its fiduciary obligations, the Board were to determine that a takeover proposal was not in our best interest, shares could be issued by our Board without stockholder approval in one or more transactions that might prevent or render more difficult or costly the completion of the takeover by:

●	diluting the voting or other rights of the proposed acquirer or insurgent stockholder group,

●	putting a substantial voting bloc in institutional or other hands that might undertake to support the incumbent Board, or

●	effecting an acquisition that might complicate or preclude the takeover.

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

We are subject to the provisions of Section 78.438 of the Nevada Revised Statutes concerning corporate takeovers. This section prevents many Nevada corporations from engaging in a business combination with any interested stockholder, under specified circumstances. For these purposes, a business combination includes a merger or sale of more than 5% of our assets, and an interested stockholder includes a stockholder who owns 10% or more of our outstanding voting stock, as well as affiliates and associates of these persons. Under these provisions, this type of business combination is prohibited for three years following the date that the stockholder became an interested stockholder unless:

●	the transaction in which the stockholder became an interested stockholder is approved by the Board prior to the date the interested stockholder attained that status;

●	on consummation of the transaction that resulted in the stockholder’s becoming an interested stockholder, the interested stockholder owned at least 90% of the voting stock of the corporation outstanding at the time the transaction was commenced, excluding those shares owned by persons who are directors and also officers; or

●	on or subsequent to that date, the business combination is approved by the Board and authorized at an annual or special meeting of stockholders by the affirmative vote of at least a majority of the outstanding voting stock that is not owned by the interested stockholder.

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

We are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The Exchange Act requires that we file annual, quarterly and current reports, proxy statements, and other information. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. Our principal executive officer and principal financial officer are required to certify that our disclosure controls and procedures are effective in ensuring that material information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As a result, we incur significant legal, accounting and other expenses. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, if necessary, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. In addition, we cannot predict or estimate the amount of additional costs we may incur in order to comply with these requirements. We anticipate that these costs could materially increase our selling, general and administrative expenses.

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

If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately or prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely affect the trading price of our common stock.

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

The Sarbanes-Oxley Act and rules implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, these rules and regulations increase our compliance costs and make certain activities more time consuming and costly. As a public company, these rules and regulations may make it more difficult and expensive for us to maintain our director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board or as executive officers, and to maintain insurance at reasonable rates, or at all.

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

Our shares of common stock are thinly traded, the price may not reflect our value, and there can be no assurance that there will be an active market for our shares of common stock either now or in the future.

Our shares of common stock are thinly traded, our common stock is held by a small number of holders, and the price may not reflect our actual or perceived value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. The market liquidity will be dependent on the perception of our operating business, among other things. We will take certain steps including utilizing investor awareness campaigns, investor relations firms, press releases, road shows and conferences to increase awareness of our business. Any steps that we might take to bring us to the awareness of investors may require that we compensate consultants with cash and/or stock. There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on our trading volume. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business, and trading may be at a depressed price relative to the performance of the Company due to, among other things, the availability of sellers of our shares. If an active market should develop, the price may be highly volatile. Because there is currently a relatively low per-share price for our common stock, many brokerage firms or clearing firms are not willing to effect transactions in the securities or accept our shares for deposit in an account. Many lending institutions will not permit the use of low-priced shares of common stock as collateral for any loans.

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

In general, a non-affiliated person who has held restricted shares for a period of six months, under Rule 144, may sell into the market our common stock all of their shares, subject to the Company being current in its periodic reports filed with the SEC. As of March 20, 2019, approximately 6,772,545 shares of common stock of the 6,973,522 shares of common stock outstanding were free trading.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares.

In addition, as of March 20, 2019, there were 202 shares issuable upon conversion of 1 share of Series 4 Convertible Preferred Stock, 596,397 shares of common stock issuable upon conversion of 1,986 shares of Series 5 Convertible Preferred Stock, 5,371,452 shares subject to outstanding warrants, 2,772,421 shares subject to outstanding options under the Company’s equity incentive plans, 39 shares subject to options not under such plans, 1,100 shares of common stock reserved for issuance to investor relations firms, an additional 158,212 shares reserved for future issuance under the Company’s Amended and Restated 2011 Employee Stock Incentive Plan and up to an additional 2,544,167 shares of common stock which may be issued under the Company’s 2018 Employee Stock Incentive Plan that will become, or have already become, eligible for sale in the public market to the extent permitted by any applicable vesting requirements, lock-up agreements, if any, Rule 144 under the Securities Act or in connection with their registration under the Securities Act.

Our common stock may be delisted from the Nasdaq Capital Market if we cannot satisfy Nasdaq’s continued listing requirements in the future.

If we fail to maintain compliance with the continued listing requirements of the Nasdaq Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively affected.

Our common stock currently trades on the Nasdaq Capital Market under the symbol “INPX.” This market has continued listing standards that we must comply with in order to maintain the listing of our common stock. The continued listing standards include, among others, a minimum bid price requirement of $1.00 per share and any of: (i) a minimum stockholders’ equity of $2.5 million; (ii) a market value of listed securities of at least $35.0 million; or (iii) net income from continuing operations of $500,000 in the most recently completed fiscal year or in the two of the last three fiscal years. Our results of operations and fluctuating stock price directly affect our ability to satisfy these continued listing standards. In the event we are unable to maintain these continued listing standards, our common stock may be subject to delisting from the Nasdaq Capital Market.

Without a Nasdaq listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock could decline. Delisting from Nasdaq could also result in negative publicity and could also make it more difficult for us to raise additional capital. Further, if we were delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If Nasdaq delisted our common stock, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from Nasdaq, will be listed on another national securities exchange or quoted on an over-the counter quotation system.

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

ITEM 2: PROPERTIES

The Company’s executive offices consist of approximately 4,377 square feet and are located at 2479 E. Bayshore Road, Suite 195, Palo Alto, CA 94303. In October 2014, the Company entered into a 64-month lease for the facility, which expires on January 31, 2020. The current monthly base rent is $16,020 (subject to increases of 3% per year) plus the pro rata share of the operating costs, which approximates $8,985 per month.

The Company also has an office located at 6345 Balboa Boulevard, Suite 140, Encino, CA 91316, which is approximately 3,169 square feet under a lease that expires on July 31, 2021. The monthly base rent is $6,684, which is increasing to $6,859 on August 1, 2019. In addition, the Company pays the landlord a pro rata share of operating costs, which is currently $276.30 per month.

Inpixon Canada Inc. has an office of approximately 6,656 square feet that is located at 2963 Glen Drive, Suites 405 and 400, Coquitlam, BC V3P 2B7. The monthly rent under the lease is comprised of a base rent of approximately $12,757 CAD plus the pro rata share of the operating costs, which approximates $5,776 CAD per month. Effective March 1, 2019 the pro rata share of the operating costs increases to approximately $7,424 CAD per month. The lease expires on September 30, 2021 with a five-year option to extend.

Sysorex India Limited has an office of approximately 6,896 square feet located at Unit 6 E&F in Vaishnavi’s Cynosure, Plot No. 35, 6th Floor, Gachibowli Village, SerilingampallyMandal Ranga Reddy dist., Hyderabad - 500032 Telangana State. The lease is for a period of 5 years commencing on March 1, 2019 with a lock-in period of 2 years and an option to renew thereafter. The lease rent is approximately $7,034 per month, which increases by 5% per year.

We believe that each of our properties is suitable and adequate for the operations conducted therein.

ITEM 3: LEGAL PROCEEDINGS

Atlas Technology Group, LLC

On February 20, 2019, in connection with the satisfaction of an award in an aggregate amount of $1,156,840.25 plus pre-judgment interest equal to an aggregate of $59,955.28 (the “Award”) granted to Atlas Technology Group, LLC (“Atlas”) following arbitration proceedings arising out of an engagement agreement, dated September 8, 2016, by and between Atlas and the Company (including its subsidiaries) (the “Engagement Agreement”), the Company, Sysorex and Atlas entered into a settlement agreement (the “Settlement Agreement”) pursuant to which Atlas agreed to (a) reduce the Award by $275,000 resulting in a “Net Award” of $941,795.53 and (b) accept an aggregate of 749,440 shares of freely-tradable common stock of the Company (the “Settlement Shares”) in satisfaction of the Award which was determined by dividing 120% of the Net Award by $1.508, which was the “minimum price,” as defined under Nasdaq Listing Rule 5635(d).

Pursuant to the Settlement Agreement, after the Company issued and delivered the Settlement Shares to Atlas, the Award was deemed satisfied in full and the parties were deemed to have released each other from any claims arising out of the Engagement Agreement. The Settlement Shares were issued to Atlas pursuant to the Company’s registration statement on Form S-3, as amended (SEC File No. 333-223960), which was declared effective by the Securities and Exchange Commission on June 5, 2018.

In connection with Sysorex’s spin-off from the Company, the Company and Sysorex each agreed pursuant to the terms and conditions of that certain Separation and Distribution Agreement, dated August 7, 2018, as amended, 50% of the costs and liabilities related to the arbitration action arising from the Engagement Agreement would be shared by each party following the spin-off.  As a result, Sysorex indemnified the Company for half of the total amount paid by the Company to satisfy the Award.

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

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades under the symbol “INPX” on the Nasdaq Capital Market and traded under the symbol “SYRX” prior to the March 1, 2017 name change. The following table sets forth the high and low sales prices on Nasdaq during the years ended December 31, 2018 and 2017. All prices reflect the Reverse Splits.

Period	High	Low
Year Ended December 31, 2018
October 1, 2018 through December 31, 2018	$20.40	$2.62
July 1, 2018 through September 30, 2018	$11.12	$4.327
April 1, 2018 through June 30, 2018	$50.7338	$5.0314
January 1, 2018 through March 31, 2018	$455.8946	$43.1866

Year Ended December 31, 2017
October 1, 2017 through December 31, 2017	$767.2465	$254.7424
July 1, 2017 through September 30, 2017	$1,227.6699	$239.0176
April 1, 2017 through June 30, 2017	$5,799.3219	$817.6918
January 1, 2017 through March 31, 2017	$5,849.3489	$3,122.0731

Holders of Record

According to our transfer agent, as of March 20, 2019, we had approximately 520 shareholders of record of our common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name. Our stock transfer agent is Computershare Trust Company, N.A., Meidinger Tower, 462 S. 4th Street, Louisville, KY 40202.

Dividends

We have not declared or paid any cash dividends on our common stock, and we currently intend to retain future earnings, if any, to finance the expansion of our business, therefore, we do not expect to pay any cash dividends in the foreseeable future. The decision whether to pay cash dividends on our common stock will be made by our Board, in their discretion, and will depend on our financial condition, results of operations, capital requirements and other factors that our Board considers significant. Holders of Series 4 Convertible Preferred Stock and Series 5 Convertible Preferred Stock will not be entitled to receive any dividends, unless and until specifically declared by our Board.

Securities Authorized for Issuance under Equity Compensation Plans

For information required by this item with respect to our equity compensation plans, please see Item 11 of this report.

Recent Sales of Unregistered Equity Securities

Except as disclosed below, since the beginning of our fiscal year ended December 31, 2018, we have not sold any equity securities that were not registered under the Securities Act that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Issuance of Conversion Shares upon Conversions of August 9, 2016 Debenture

On February 5, 2018, the holder of an 8% Original Issue Discount Senior Convertible Debenture, issued on August 8, 2016 (the “Debenture”), delivered a conversion notice to the Company pursuant to which it converted $300,000 of principal of the Debenture into 1,254 shares of the Company’s common stock. Such shares of common stock were issued on February 6, 2018.

On February 7, 2018, the holder of the Debenture delivered a conversion notice to the Company pursuant to which it converted $400,000 of principal of the Debenture into 2,982 shares of the Company’s common stock.

On February 9, 2018, the holder of the Debenture delivered a final conversion notice to the Company pursuant to which it converted $317,000 of principal of the Debenture into 2,645 shares of the Company’s common stock, which paid the Debenture in full.

The issuances and sales of the shares of common stock above were not registered under the Securities Act, in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act, based on the fact that the investor was an “accredited investor,” as such term is defined in Rule 501 of Regulation D, and the transactions did not involve any public offering.

Issuance of Shares of Common Stock to Consultant

On October 8, 2018, the Company issued 37,500 shares of common stock to a consultant for services. The Company recorded an expense of approximately $465,000 for the fair value of those shares.

The shares of common stock above were not registered under the Securities Act in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act, based on the fact that the transaction did not involve any public offering.

ITEM 6: SELECTED FINANCIAL DATA.

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

Except where indicated, all share and per share data in this section, as well as the consolidated financial statements, reflect the 1-for-15 reverse split of the Company’s outstanding common stock effected on March 1, 2017, the 1-for-30 reverse split of the Company’s outstanding common stock effected on February 6, 2018, and the 1-for-40 reverse split of the Company’s outstanding common stock effected on November 2, 2018 (collectively, the “Reverse Splits”). We have reflected the Reverse Splits herein, unless otherwise indicated.

Overview of Our Business

We provide a number of different technology products and services to private and public sector customers. Effective January 1, 2017, the Company changed the way it analyzes and assesses divisional performance of the Company. The Company re-aligned its operating segments along those division business lines and operated in two segments, namely Indoor Positioning Analytics and Infrastructure. The Infrastructure business was part of the Spin-off of Sysorex and is no longer part of our reporting. Our Indoor Positioning Analytics (“IPA”) products secure, digitize and optimize the interior of any premises with indoor positioning and data analytics that provide rich positional information, similar to a global positioning system, and browser-like intelligence for the indoors. In addition, we offer digital tear-sheets with optional invoice integration, digital ad delivery, and an e-edition designed for reader engagement for the media, publishing and entertainment industry.

Revenues were flat in 2018 because of an increase in our IPA product revenues, which was offset by a decrease in our Shoom services revenue. We expect to continue to grow our IPA product line in 2019. The IPA product line does have long sales cycles, which are a result from customer-related issues such as budget and procurement processes but also because of the early stages of indoor-positioning technology and the learning curve required for customers to implement such solutions. Customers also engage in a pilot program first which prolongs sales cycles and is typical of most emerging technology adoption curves. We anticipate sales cycles to improve in 2019 as our customer base moves from early adopters to mainstream customers. The sales cycle is also improving with the increased presence and awareness of beacon and Wi-Fi locationing technologies in the market. IPA sales can be licensed-based with government customers but commercial customers typically prefer a SaaS or subscription model. Our other digital solutions are also delivered on a SaaS model and allow us to generate industry analytics that complement our indoor-positioning solutions.

We experienced a net loss of $24.6 million for the year ended December 31, 2018 and a net loss of $35.0 million for the year ended December 31, 2017. We cannot assure that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. In order to continue our operations, we have supplemented the revenues we earned with proceeds from the sale of our equity and debt securities and proceeds from loans and bank credit lines. Furthermore, except for our Payplant facility, we have no committed source of financing and we cannot assure that we will be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to scale back our business operations by reducing expenditures for employees, consultants, business development and marketing efforts, selling assets or one or more products in our business, or otherwise severely curtailing our operations.

Recent Events

Reverse Stock Splits

During 2018 and 2017, the Company has effected three reverse stock splits: (1) a 1-for-15 reverse split of the Company’s outstanding common stock effected on March 1, 2017; (2) a 1-for-30 reverse split of the Company’s outstanding common stock effected on February 6, 2018; and (3) a 1-for-40 reverse split of the Company’s outstanding common stock effected on November 2, 2018.

January 2018 Capital Raise

On January 5, 2018, the Company entered into a securities purchase agreement (the “January 2018 SPA”) with certain investors pursuant to which the Company agreed to sell, in a registered direct offering, an aggregate of 14,996 shares (the “January 2018 Shares”) of the Company’s common stock at a purchase price of $212.40 per share for aggregate gross proceeds of approximately $3.2 million. After deducting placement agent fees and other expenses, the net proceeds from the offering was approximately $2.8 million. Concurrently with the sale of the January 2018 Shares, pursuant to the January 2018 SPA the Company also sold warrants to purchase up to 14,996 shares of common stock (the “January 2018 Warrants”). This offering closed on January 8, 2018.

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

April 2018 Public Offering

On April 24, 2018, the Company completed a public offering consisting of 10,115 units at a price to the public of $1,000 per unit, each consisting of (i) one share of our newly designated Series 4 convertible preferred stock, par value $0.001 per share (the “Series 4 Preferred”), with a stated value of $1,000 and initially convertible into approximately 54 shares of common stock, at a conversion price of $18.40 per share (subject to adjustment) and (ii) one warrant to purchase such number of shares of common stock as each share of Series 4 Preferred is initially convertible into. The warrants are immediately exercisable at an exercise price of $26.80 per share (subject to adjustment).

The Series 4 Preferred contain an anti-dilution protection feature, to adjust the conversion price if shares of common stock are sold or issued for a consideration per share less than the conversion price then in effect (subject to certain exemptions), provided, that the conversion price will not be less than $4.96. In addition, on the 60th day following the original issuance date of the Series 4 Preferred, the conversion price was reduced, and only reduced, to the lesser of (x) the then conversion price, as may be adjusted, and (y) 80% of the VWAP (as defined in the certificate of designation filed for the Series 4 Preferred) on the trading day immediately prior to the 60th day, provided that the conversion price will not be less than $4.96. On June 25, 2018, in accordance with the terms of such price reset provision, the conversion price of the Series 4 Preferred was adjusted to $7.12, which was subsequent adjusted on January 15, 2019 in connection with the rights offering to $4.96. In addition, in connection with the rights offering, on January 15, 2019, the exercise price of the warrants issued in the April offering were also reduced to the floor price of $4.96 and the number of shares issuable upon exercise of such warrants was increased to 2,769,000 shares of common stock.

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

Spin-off of Sysorex, Inc. and its wholly owned subsidiary, Sysorex Government Services, Inc.

On August 31, 2018, the Company completed the spin-off (the “Spin-off”) of its value added reseller business from its indoor positioning analytics business by way of a distribution of all the shares of common stock of the Company’s wholly-owned subsidiary, Sysorex, to the Company’s stockholders of record as of August 21, 2018 (the “Record Date”) and certain warrant holders. The distribution occurred by way of a pro rata stock distribution to such common stock, preferred stock and warrant holders, each of whom received one share of Sysorex’s common stock for every 3 shares of the Company’s common stock (without taking into effect the Reverse Split effected on November 2, 2018) held on the Record Date or such number of shares of common stock issuable upon complete conversion of the preferred stock or exercise of the warrants.

October 2018 and December 2018 Note Purchase Agreements and Promissory Notes

On October 12, 2018 the Company entered into a note purchase agreement with an institutional investor (the “Holder”), pursuant to which the Company agreed to issue and sell to the Holder an unsecured promissory note (the “October 2018 Note”) in an aggregate principal amount of $2.52 million (the “Initial Principal Amount”), which is payable on or before the date that is 12 months from the issuance date. The Initial Principal Amount includes an original issue discount of $500,000.00 and $20,000.00 that the Company agreed to pay to the Holder to cover the Holder’s legal fees, accounting costs, due diligence, monitoring and other transaction costs. In exchange for the October 2018 Note, the Holder paid an aggregate purchase price of $2.0 million. Interest on the October 2018 Note accrues at a rate of 10% per annum and is payable on the maturity date or otherwise in accordance with the October 2018 Note. Beginning on the date that is 6 months from the issuance date and at the intervals indicated below until the October 2018 Note is paid in full, the Holder shall have the right to redeem up to an aggregate of 1/3 of the initial principal balance of the October 2018 Note each month (each monthly exercise, a “Monthly Redemption Amount”) by providing written notice (each, a “Monthly Redemption Notice”) delivered to the Company; provided, however, that if the Holder does not exercise any Monthly Redemption Amount in its corresponding month then such Monthly Redemption Amount shall be available for the Holder to redeem in any future month in addition to such future month’s Monthly Redemption Amount. Upon receipt of any Monthly Redemption Notice, the Company shall pay the applicable Monthly Redemption Amount in cash to the Holder within 5 business days of the Company’s receipt of such Monthly Redemption Notice.

On December 21, 2018, the Company entered into a note purchase agreement with an institutional investor (the “Holder”), pursuant to which the Company agreed to issue and sell to the Holder an unsecured promissory note (the “December 2018 Note”) in an aggregate principal amount of $1.895 million (the “Initial Principal Amount”), which is payable on or before the date that is 10 months from the issuance date. The Initial Principal Amount includes an original issue discount of $375,000 and $20,000 that the Company agreed to pay to the Holder to cover the Holder’s legal fees, accounting costs, due diligence, monitoring and other transaction costs. In exchange for the December 2018 Note, the Holder paid an aggregate purchase price of $1.5 million. Interest on the December 2018 Note accrues at a rate of 10% per annum and is payable on the maturity date or otherwise in accordance with the December 2018 Note. The Company may pay all or any portion of the amount owed earlier than it is due; provided, that in the event the Company elects to prepay all or any portion of the outstanding balance, it shall pay to the Holder 115% of the portion of the outstanding balance the Company elects to prepay. Beginning on the date that is 6 months from the issuance date and at the intervals indicated below until the December 2018 Note is paid in full, the Holder shall have the right to redeem up to an aggregate of 1/3 of the initial principal balance of the December 2018 Note each month (each monthly exercise, a “Monthly Redemption Amount”) by providing written notice (each, a “Monthly Redemption Notice”) delivered to the Company; provided, however, that if the Holder does not exercise any Monthly Redemption Amount in its corresponding month then such Monthly Redemption Amount shall be available for the Holder to redeem in any future month in addition to such future month’s Monthly Redemption Amount. Upon receipt of any Monthly Redemption Notice, the Company shall pay the applicable Monthly Redemption Amount in cash to the Holder within 5 business days of the Company’s receipt of such Monthly Redemption Notice.

On February 9, 2019, the note purchase agreements were each amended to delete the phrase “by cancellation or exchange of the Note, in whole or in part”. The Company also agreed to pay the Note Holder’s fees and other expenses in an aggregate amount of $80,000.00 (the “Fee”) in connection with the preparation of the amendment by adding $40,000.00 of the Fee to the outstanding balance of each of the notes issued pursuant to the note purchase agreements.

Sysorex Loan Transaction

On December 31, 2018, the Company and Sysorex entered into a note purchase agreement pursuant to which the Company agreed to purchase from Sysorex at a purchase price equal to the Loan Amount (as defined below), a secured promissory note (the “Secured Note”) for up to an aggregate principal amount of 3.0 million (the “Principal Amount”), including any amounts advanced through the date of the Secured Note (the “Prior Advances”), to be borrowed and disbursed in increments (such borrowed amount, together with the Prior Advances, collectively referred to as the “Loan Amount”), with interest to accrue at a rate of ten percent (10%) per annum on all such Loan Amounts, beginning as of the date of disbursement with respect to any portion of such Loan Amount. In addition, Sysorex agreed to pay $20,000 to the Company to cover the Company’s legal fees, accounting costs, due diligence, monitoring and other transaction costs incurred in connection with the purchase and sale of the Secured Note (the “Transaction Expense Amount”), all of which amount is included in the Principal Amount. The initial Loan Amount, therefore, includes any amounts disbursed to Sysorex and the Transaction Expense Amount.

Sysorex may borrow repay and borrow under the Secured Note, as needed, for a total outstanding balance, exclusive of any unpaid accrued interest, not to exceed the Principal Amount at any one time.

All outstanding principal amounts and accrued unpaid interest owing under the Secured Note shall become immediately due and payable on the earlier to occur of (i) the twenty-four (24) month anniversary of the date the Secured Note is issued (the “Maturity Date”), (ii) at such date when declared due and payable by the Company upon the occurrence of an Event of Default (as defined in the Secured Note), or (iii) at any such earlier date as set forth in the Secured Note. All accrued unpaid interest shall be payable in cash.

Pursuant to the terms of the Secured Note, Sysorex granted the Company, subject to any and all Payplant Liens (as defined in the Secured Note) and Permitted Liens (as defined in the Secured Note), a continuing first priority security interest in all assets of Sysorex whether owned as of the date of the Secured Note or subsequently acquired, including all proceeds therefrom (collectively, the “Collateral”) to secure the payment of the Secured Note and all other loans and advances (including all renewals, modifications and extensions thereof) and all obligations of any and every kind and nature of Sysorex to the Company, whether arising prior to, under or after the date of the Secured Note, however incurred or evidenced, plus all interest, reasonable costs, reasonable expenses and reasonable attorneys’ fees, which may be made or incurred by the Company in the disbursement, administration, and collection of such amounts, and in the protection, maintenance, and liquidation of the Collateral.

On February 4, 2019, the documents were amended to increase the maximum Principal Amount that may be outstanding at any time under the Secured Note from $3.0 million to $5.0 million.

Convertible Note Exchange

On January 29, 2019, the Company and the holder (the “Note Holder”) of that certain outstanding convertible promissory note, issued on November 17, 2017 (as amended, supplemented or otherwise modified, the “Original Note”), with an outstanding balance of $383,768.07 (the “Remaining Balance”), entered into an exchange agreement (the “Exchange Agreement”), pursuant to which the Company and the Note Holder agreed to (i) partition a new convertible promissory note in the form of the Original Note (the “Partitioned Note”) in the original principal amount equal to the Remaining Balance (the “Exchange Amount”) and then cause the Remaining Balance to be reduced by the Exchange Amount; and (ii) exchange the Partitioned Note for the delivery of 172,869 shares (each, an “Exchange Share” and collectively, the “Exchange Shares”) of the Company’s common stock at an effective price per Exchange Share equal to $2.22 (the “Exchange”). The Exchange was completed on January 29, 2019. Following such partition of the Original Note, the Original Note was deemed paid in full, was automatically deemed canceled, and shall not be reissued.

Rights Offering

On January 15, 2019, the Company closed its rights offering (the “Rights Offering”) for aggregate gross proceeds to the Company of $12.0 million and net proceeds of approximately $10.77 million after deducting expenses relating to dealer-manager fees and expenses.

The Company sold an aggregate of 12,000 units consisting of one share of Series 5 Convertible Preferred Stock with a stated value of $1,000 (and immediately convertible into shares of common stock at a conversion price of $3.33 per share) and 300 warrants to purchase common stock with an exercise price of $3.33 per share. The warrants are exercisable for 5 years after the date of issuance. The Series 5 Convertible Preferred Stock and the warrants comprising the units immediately separated upon the closing of the Rights Offering.

Atlas Technology Settlement

On February 20, 2019, the Company, Sysorex and Atlas Technology Group, LLC (“Atlas”) entered into a settlement agreement (the “Settlement Agreement”) in connection with the satisfaction of an arbitration award in an aggregate amount of $1,156,840.25 plus pre-judgment interest equal to an aggregate of $59,955.28 (the “Award”) granted to Atlas following arbitration proceedings arising out of an engagement agreement, dated September 8, 2016, by and between Atlas and the Company as well as its subsidiaries, including the predecessor to Sysorex (the “Engagement Agreement”).

Pursuant to the Settlement Agreement, Atlas agreed to (a) reduce the Award by $275,000 resulting in a net award of $941,795.53 (the “Net Award”) and (b) accept an aggregate of 749,440 shares of freely-tradable common stock of the Company (the “Settlement Shares”), in satisfaction of the Award, which was determined by dividing 120% of the Net Award by $1.508, which was the “minimum price,” as defined under Nasdaq Listing Rule 5635(d). The closing occurred on February 21, 2019.

The Award is deemed satisfied in full and the parties have released each other from any claims arising out of the Engagement Agreement. In connection with the Spin-off, the Company and Sysorex each agreed pursuant to the terms and conditions of that certain Separation and Distribution Agreement, dated August 7, 2018, as amended, that 50% of the costs and liabilities related to the arbitration action arising from the Engagement Agreement would be shared by each party following the Spin-off. As a result, Sysorex is obligated to indemnify the Company for half of the total amount paid by the Company to satisfy the Award.

In the event that the total net proceeds received by Atlas or its designees from the sale of the Settlement Shares (exclusive of brokerage fees) exceeds the amount of the Net Award, Atlas agreed to deliver an amount equal to the difference between the sale proceeds and the Net Award to the legal counsel for the Company and Sysorex to be applied against fees incurred in connection with the arbitration and the Settlement Agreement.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). In connection with the preparation of our consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 2 of the audited consolidated financial statements for the years ended December 31, 2018 and 2017 which are included elsewhere in this 10-K. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. There have been no changes to estimates during the periods presented in the filing. Historically changes in management estimates have not been material.

Revenue Recognition

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-08, “Revenue from Contracts with Customers - Principal versus Agent Considerations”, in April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing” and in May 9, 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606)”, or ASU 2016-12. This update provides clarifying guidance regarding the application of ASU No. 2014-09 - Revenue From Contracts with Customers (Topic 606), (“ASU 2014-09”) which is not yet effective. These new standards provide for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. In July 2015, the FASB deferred the effective date of ASU 2014-09 until annual and interim periods beginning on or after December 15, 2017 and has replaced most existing revenue recognition guidance under GAAP. ASU 2016-12 may be applied retrospectively to historical periods presented or as a cumulative-effect adjustment as of the date of adoption. We have adopted ASU 2016-12 using a modified retrospective approach and will be applied prospectively in our financial statements from January 1, 2018 forward. Revenues under ASU 2016-12 are required to be recognized either at a “point in time” or “over time”, depending on the facts and circumstances of the arrangement, and will be evaluated using a five-step model. The adoption of Topic 606 did not have a material impact on our consolidated financial statements, neither at initial implementation nor will it have a material impact on an ongoing basis.

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

Professional Services Revenue Recognition

The Company’s professional services include fixed fee and time and materials contracts. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts including maintenance service provided by in house personnel, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the years ended December 31, 2018 and 2017, the Company did not incur any such losses. These amounts are based on known and estimated factors.

Contract Balances

The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied. The Company had deferred revenue of approximately $235,000 as of December 31, 2018 related to cash received in advance for product maintenance services provided by the Company’s technical staff. The Company expects to satisfy its remaining performance obligations for these maintenance services and recognize the deferred revenue and related contract costs over the next twelve months.

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

When assessing the recoverability of our long-lived assets, which include property and equipment and finite-lived intangible assets, we make assumptions regarding estimated future cash flows and other factors. Some of these assumptions involve a high degree of judgment and also bear a significant impact on the assessment conclusions. Included among these assumptions are estimating undiscounted future cash flows, including the projection of comparable sales, operating expenses, capital requirements for maintaining property and equipment and residual value of asset groups. We formulate estimates from historical experience and assumptions of future performance, based on business plans and forecasts, recent economic and business trends, and competitive conditions. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge. Based on our evaluation we did not record a charge for impairment for the years ended December 31, 2018 and 2017.

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

We evaluate the remaining useful lives of long-lived assets and identifiable intangible assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. Such events or circumstances may include (but are not limited to): the effects of obsolescence, demand, competition, and/or other economic factors including the stability of the industry in which we operate, known technological advances, legislative actions, or changes in the regulatory environment. If the estimated remaining useful lives change, the remaining carrying amount of the long-lived assets and identifiable intangible assets would be amortized prospectively over that revised remaining useful life. We have determined that there were no events or circumstances during the years ended December 31, 2018 and 2017, which would indicate a revision to the remaining amortization period related to any of our long-lived assets. Accordingly, we believe that the current estimated useful lives of long-lived assets reflect the period over which they are expected to contribute to future cash flows and are therefore deemed appropriate.

Goodwill and Indefinite-lived Assets

We have recorded goodwill and other indefinite-lived assets in connection with our acquisition of Shoom. Goodwill, which represents the excess of acquisition cost over the fair value of the net tangible and intangible assets of the acquired company, is not amortized. Indefinite-lived intangible assets are stated at fair value as of the date acquired in a business combination. The recoverability of goodwill is evaluated at least annually and when events or changes in circumstances indicate that the carrying amount may not be recoverable.

 We analyze goodwill first to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a detailed goodwill impairment test as required. The more-likely-than-not threshold is defined as having a likelihood of more than 50%.

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

 We continue to seek additional resources, through both capital raising efforts and meeting with industry experts, for further development of the AirPatrol technology. Through December 31, 2018, we have made some progress with raising capital since these acquisitions, building our pipeline and getting industry acknowledgment. We are being recognized by leading industry analysts in their report on leading indoor positioning companies and also was awarded the IoT Security Excellence award by TMC. However, management is focused on growing revenue from these products and continues to actively and aggressively pursue efforts to recognize the value of the AirPatrol and LightMiner technologies. Although there can be no assurance that these efforts will be successful, we intend to allocate financial and personnel resources when deemed possible and/or necessary. If we choose to abandon these efforts, or if we determine that such funding is not available, the related IPR&D will be subject to significant impairment.

Impairment of Long-Lived Assets Subject to Amortization

We amortize intangible assets with finite lives over their estimated useful lives and review them for impairment whenever an impairment indicator exists. We continually monitor events and changes in circumstances that could indicate carrying amounts of our long-lived assets, including our intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. We did not recognize any intangible asset impairment charges for the year ended December 31, 2018. See “Acquired In-Process Research and Development (“IPR&D”)” for further information.

Deferred Income Taxes

In accordance with ASC 740 “Income Taxes” (“ASC 740”), management routinely evaluates the likelihood of the realization of its income tax benefits and the recognition of its deferred tax assets. In evaluating the need for any valuation allowance, management will assess whether it is more likely than not that some portion, or all, of the deferred tax asset may not be realized. Ultimately, the realization of deferred tax assets is dependent upon the generation of future taxable income during those periods in which temporary differences become deductible and/or tax credits and tax loss carry-forwards can be utilized. In performing its analyses, management considers both positive and negative evidence including historical financial performance, previous earnings patterns, future earnings forecasts, tax planning strategies, economic and business trends and the potential realization of net operating loss carry-forwards within a reasonable timeframe. To this end, management considered (i) that we have had historical losses in the prior years and cannot anticipate generating a sufficient level of future profits in order to realize the benefits of our deferred tax asset; (ii) tax planning strategies; and (iii) the adequacy of future income as of and for the year ended December 31, 2018, based upon certain economic conditions and historical losses through December 31, 2018. After consideration of these factors, management deemed it appropriate to establish a full valuation allowance.

A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax filings that do not meet these recognition and measurement standards. As of December 31, 2018 and 2017, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the years ended December 31, 2018 and 2017.

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

As of December 31, 2018 and December 31, 2017, reserves for credit losses included a reserve for doubtful accounts of approximately $464,000 and $1.1 million, respectively, due to the aging of the items greater than 120 days outstanding and other potential non-collections.

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

During the years ended December 31, 2018 and 2017, the Company recorded a charge of $1.5 million, for the amortization of employee stock options.

Results of Operations

Year Ended December 31, 2018 compared to the Year Ended December 31, 2017

The following table sets forth selected consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	Years ended
	December 31, 2018		December 31, 2017
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	% Change

Product revenues	$1,135	30%	$535	14%	112%
Services revenues	$2,621	70%	$3,400	86%	(23)%
Cost of revenues - Products	$490	13%	$494	13%	(1)%
Cost of revenues - Services	$586	16%	$738	19%	(21)%
Gross profit	$2,680	71%	$2,703	69%	(1)%
Operating expenses	$21,082	561%	$17,733	451%	19%
Loss from operations	$(18.402)	(490)%	$(15,030)	(382)%	22%
Net loss	$(24,561)	(654)%	$(35,030)	(890)%	(30)%
Net loss attributable to stockholders	$(44,624)	(1,188)%	$(35,769)	(909)%	25%

Revenues

Revenues for the year ended December 31, 2018 were $3.8 million compared to $3.9 million for the comparable period in the prior year for a decrease of $0.1 million, or approximately 2.6%. Revenues between the two comparable periods are relatively flat due to an increase in our IPA product revenues, which was offset by a decrease in our Shoom services revenue.

Our revenues for the year ended December 31, 2018 include our IPA and other product lines that remain following the Spin-off. Such revenues do not include the revenues of our historical value added reseller business, as such business was part of the Spin-off of Sysorex. Accordingly, the revenues for the year ended December 31, 2018 represent a decline of approximately 90% from the total historical revenues reported for the year ended December 31, 2017, which included the aggregate revenues of our IPA business and the value added reseller business.

Cost of Revenues

Cost of revenues for the year ended December 31, 2018 were $1.1 million compared to $1.2 million for the comparable period in the prior year. This decrease of $0.1 million, or approximately 8.3%, was primarily attributable the nominally lower revenue with higher gross margins during the year ended December 31, 2018.

The gross profit margin for the year ended December 31, 2018 was 71% compared to 69% for the year ended December 31, 2017. This slight increase in margin is primarily due to the sales mix of products and services sold during the year ended December 31, 2018.

Operating Expenses

Operating expenses for the year ended December 31, 2018 were $21.1 million and $17.7 million for the comparable period ended December 31, 2017. This increase of $3.4 million is primarily attributable to higher IT infrastructure costs, compensation, cost of public offerings, and legal and professional fees as well as a $636,000 intangibles impairment, $690,000 of deconsolidation costs related to the Spin-off and a litigation settlement of $560,000.

Loss From Operations

 \

Loss from operations for the year ended December 31, 2018 was $18.4 million as compared to $15 million for the comparable period in the prior year. This increase of $3.4 million was primarily attributable to the higher operating expenses during the year ended December 31, 2018 as discussed in the reporting caption above. In addition, total losses reported include losses associated with the value added reseller business prior to the spin-off of the value added reseller business in the deconsolidated operations line item.

Other Income/Expense

Other income/expense for the year ended December 31, 2018 was a loss of $1.4 million compared to a loss of $3.1 million for the comparable period in the prior year. This decrease in loss of $1.7 million is primarily attributable to a $643,000 decrease in interest expense due to the amortization of deferred financing costs in 2017 and lower interest on credit facilities and notes in 2018 and forgiveness of debt and a non-cash extinguishment loss for the value of the common shares issued as repayment for the debenture in 2017.

Provision for Income Taxes

There was no provision for income taxes for the years ended December 31, 2018 and 2017 as the Company was in a net taxable loss position. Deferred tax assets resulting from such losses are fully reserved as of December 31, 2018 and 2017 since, at present, the Company has no history of taxable income and it is more likely than not that such assets will not be realized.

Net Gain and Net Loss Attributable To Non-Controlling Interest

Net gain attributable to non-controlling interest for the year ended December 31, 2018 was $11,000. Net loss attributable to non-controlling interest for the year ended December 31, 2017 was $17,000. This increase in gain of $28,000 was attributable to the gain from Sysorex India.

Net Loss Attributable To Stockholders of Inpixon

Net loss attributable to stockholders of Inpixon for the year ended December 31, 2018 was $24.6 million compared to $35.0 million for the comparable period in the prior year. This decrease in loss of $10.4 million was primarily attributable to the $2 million lower other income/expenses offset by the $3.4 million increase in operating expenses during the year ended December 31, 2018 plus the $12 million lower loss from deconsolidated operations of the Spin-off during the year ended December 31, 2018.

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

Adjusted EBITDA for the year ended December 31, 2018 was a loss of $15.0 million compared to a loss of $12.1 million for the prior year period.

The following table presents a reconciliation of net income/loss attributable to stockholders of Inpixon, which is our GAAP operating performance measure, to Adjusted EBITDA for the year ended December 31, 2018 and 2017 (in thousands):

	For the Years Ended December 31,
	2018	2017
Net loss attributable to common stockholders	$(44,624)	$(35,769)
Adjustments:
Non-recurring one-time charges:
Acquisition transaction/financing costs	108	5
Costs associated with public offering	327	212
Impairment of goodwill	636	8,392
Write off of project expenses	726	-
Gain on earnout	(934)	(561)
Gain on the sale of Sysorex Arabia	(23)	-
Change in the fair value of derivative liability	(48)	(555)
Severance	15	27
Stock based compensation – acquisition costs	-	7
Provision for doubtful accounts	(659)	952
Gain on the sale of contracts	(601)	-
Gain on the settlement of obligations	(307)	(430)
Exchange of warrants for shares	-	434
Extinguishment loss for debt modification	-	1,523
Debt forgiveness	-	635
Settlement of litigation	559	-
Deemed dividend to preferred stockholders	6,407	756
Deemed dividend for triggering of warrant down round feature	13,645	-
Stock-based compensation - compensation and related benefits	1,494	1,526
Interest expense	2,044	3,821
Depreciation and amortization	6,186	6,895
Adjusted EBITDA	$(15,049)	$(12,130)

We rely on Adjusted EBITDA, which is a non-GAAP financial measure for the following:

●	To review and assess the operating performance of our Company as permitted by Accounting Standards Codification Topic 280, Segment Reporting;

●	To compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	As a basis for allocating resources to various projects;

●	As a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	To evaluate internally the performance of our personnel.

We have presented Adjusted EBITDA above because we believe it conveys useful information to investors regarding our operating results. We believe it provides an additional way for investors to view our operations, when considered with both our GAAP results and the reconciliation to net income (loss). By including this information, we can provide investors with a more complete understanding of our business. Specifically, we present Adjusted EBITDA as supplemental disclosure because of the following:

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

Proforma Non-GAAP Net Loss per Share

Basic and diluted net loss per share for the twelve months ended December 31, 2018 was ($57.83) compared to ($5,511.40) for the prior year period. The decreased loss per share in 2018 was attributable to the changes discussed in our results of operations.

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

Proforma non-GAAP net loss per basic and diluted common share for the twelve months ended December 31, 2018 was ($24.18) compared to a loss of ($2,747.92) per share for the prior year period.

 The following table presents a reconciliation of net loss per basic and diluted share, which is our GAAP operating performance measure, to proforma non-GAAP net loss per share for the periods reflected (in thousands, except per share data):

	For the Years Ended December 31,
(thousands, except per share data)	2018	2017
Net loss attributable to common stockholders	$(44,624)	$(35,769)
Adjustments:
Non-recurring one-time charges:
Acquisition transaction/financing costs	108	5
Costs associated with public offering	327	212
Impairment of goodwill	636	8,392
Write off of project expenses	726	-
Gain on earnout	(934)	(561)
Gain on the sale of Sysorex Arabia	(23)	-
Change in the fair value of derivative liability	(48)	(555)
Severance	15	27
Stock based compensation – acquisition costs	-	7
Provision for doubtful accounts	(659)	952
Gain on the sale of contracts	(601)	-
Gain on the settlement of obligations	(307)	(430)
Exchange of warrants for shares	-	434
Extinguishment loss for debt modification	-	1,523
Debt forgiveness	-	635
Settlement of litigation	559	-
Deemed dividend to preferred stockholders	6,407	756
Deemed dividend for triggering of warrant down round feature	13,645	-
Stock-based compensation - compensation and related benefits	1,494	1,526
Amortization of intangibles	4,617	5,012
Proforma non-GAAP net loss	$(18,662)	$(17,834)
Proforma non-GAAP net loss per basic and diluted common share	$(24.18)	$(2,747.92)
Weighted average basic and diluted common shares outstanding	771,688	6,490

We rely on proforma non-GAAP net loss per share, which is a non-GAAP financial measure:

●	To review and assess the operating performance of our Company as permitted by Accounting Standards Codification Topic 280, Segment Reporting;

●	To compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	As a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	To evaluate internally the performance of our personnel.

We have presented proforma non-GAAP net loss per share above because we believe it conveys useful information to investors regarding our operating results. We believe it provides an additional way for investors to view our operations, when considered with both our GAAP results and the reconciliation to net income (loss), and that by including this information we can provide investors with a more complete understanding of our business. Specifically, we present proforma non-GAAP net loss per share as supplemental disclosure because:

●	We believe proforma non-GAAP net loss per share is a useful tool for investors to assess the operating performance of our business without the effect of non-cash items including stock based compensation, amortization of intangibles and one time charges including gain on the settlement of obligations, severance costs, provision for doubtful accounts, change in the fair value of shares to be issued, acquisition costs and the costs associated with the public offering.

●	We believe that it is useful to provide to investors a standard operating metric used by management to evaluate our operating performance; and

●	We believe that the use of proforma non-GAAP net loss per share is helpful to compare our results to other companies.

Liquidity and Capital Resources as of December 31, 2018

Our current capital resources and operating results as of and through December 31, 2018, consist of:

1)	an overall working capital deficit of $3.9 million;

2)	cash of $1.0 million;

3)	the Payplant credit facility which we may borrow against based on eligible assets of which $23,000 is utilized; and

4)	net cash used by operating activities for the year of $26.8 million.

The breakdown of our overall working capital deficit is as follows (in thousands):

Working Capital	Assets	Liabilities	Net
Cash and cash equivalents	$1,008	$--	$1,008
Accounts receivable, net / accounts payable	1,280	1,129	151
Notes and other receivables	4	--	4
Prepaid licenses and maintenance contracts/deferred revenue	--	234	(234)
Short-term debt	--	4,127	(4,127)
Other	1,064	1,792	(728)
Total	$3,356	$7,282	$(3,926)

Net cash used in operating activities during the year ended December 31, 2018 of $26.8 million consists of net loss of $24.6 million offset by non-cash adjustments of $7.0 million less net cash changes in operating assets and liabilities of $9.2 million.

The Company’s capital resources as of December 31, 2018, availability on the Payplant facility to finance purchase orders and invoices in an amount equal to 80% of the face value of purchase orders received and funds from higher margin business line expansion will not be sufficient to fund planned operations during the next twelve months from the date the financial statements are issued based on current projections. In addition, the Company is pursuing possible strategic transactions. Therefore, the Company may raise such additional capital as needed, through the issuance of equity, equity-linked or debt securities.

Going Concern and Management Plans

Our consolidated financial statements as of December 31, 2018 have been prepared under the assumption that we will continue as a going concern for the next twelve months from the date the financial statements are issued. Footnote 1 to the notes to our consolidated financial statements as of December 31, 2018 include language referring to our recurring and continuing losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Management’s plans and assessment of the probability that such plans will mitigate and alleviate any substantial doubt about the Company’s ability to continue as a going concern, is dependent upon the ability to obtain additional equity or debt financing, attain further operating efficiency, reduce expenditures, and, ultimately, to generate sufficient levels of revenue, which together represent the principal conditions that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements as of December 31, 2018 do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources – Payplant

See the discussion above in the section titled “Loan and Security Agreement” for information concerning this loan.

As of December 31, 2018, the principal amount outstanding under the Loan Agreement was $23,000.

Liquidity and Capital Resources as of December 31, 2018 Compared With December 31, 2017

The Company’s net cash flows used in operating, investing and financing activities for the year ended December 31, 2018 and 2017 and certain balances as of the end of those periods are as follows (in thousands):

	For the Years Ended December 31,
	2018	2017
Net cash provided by (used in) operating activities	$(26,765)	$2,249
Net cash used in investing activities	(1,429)	(1,318)
Net cash (used in) provided by financing activities	28,996	(2,660)
Effect of foreign exchange rate changes on cash	(5)	(21)
Net increase (decrease) in cash	$797	$(1,750)

	As of December 31, 2018	As of December 31, 2017
Cash and cash equivalents	$1,008	$119
Working capital (deficit)	$(3,926)	$(32,822)

Operating Activities for the year ended December 31, 2018

Net cash used in operating activities during the year ended December 31, 2018 was $26.8 million. Net cash provided by operating activities during the year ended December 31, 2017 was $2.2 million. The cash flows related to the year ended December 31, 2018 consisted of the following (in thousands):

Net loss	$(24,561)
Non-cash income and expenses	7,041
Net change in operating assets and liabilities	(9,245)
Net cash used in operating activities	$(26,765)

The non-cash income and expense of $7.0 million consisted primarily of the following (in thousands):

$6,186	Depreciation and amortization expenses (including amortization of intangibles) primarily attributable to the Shoom, AirPatrol, and LightMiner and operations, which were acquired effective August 31, 2013, April 16, 2014, and November 21, 2016, respectively and Lilien and Integrio operations through August 31, 2018, the date of the spin-off.
636	Impairment of goodwill
(48)	Change in the fair value of derivative liability
1,494	Stock-based compensation expense attributable to warrants and options issued as part of Company operations and for the AirPatrol acquisition
(307)	Gain on settlement of obligations of vendor liabilities
703	Amortization of debt discount
(23)	Gain on the sale of Sysorex Arabia
(659)	Provision for doubtful accounts
(941)	Other
$7,041	Total non-cash expenses

The net use of cash in the change in operating assets and liabilities aggregated $9.2 million and consisted primarily of the following (in thousands):

$744	Decrease in accounts receivable and other receivables
(5)	Increase in prepaid licenses and maintenance contracts
681	Decrease in inventory and other assets
(8,445)	Decrease in accounts payable
(2,466)	Decrease in accrued liabilities and other liabilities
246	Increase in deferred revenue
$(9,245)	Net use of cash in the changes in operating assets and liabilities

Operating Activities for the year ended December 31, 2017

Net cash provided by operating activities during the year ended December 31, 2017 was $2.3 million and consisted of the following (in thousands):

Net loss	$(35,030)
Non-cash income and expenses	21,823
Net change in operating assets and liabilities	15,456
Net cash provided by operating activities	$2,249

The non-cash income and expense of $21.8 million consisted primarily of the following (in thousands):

$6,894	Depreciation and amortization expenses (including amortization of intangibles) primarily attributable to the Lilien, Shoom, AirPatrol, LightMiner and Integrio operations, which were acquired effective March 1, 2013, August 31, 2013, April 16, 2014, April 24, 2015 and November 21, 2016, respectively
8,392	Impairment of goodwill
(555)	Change in the fair value of derivative liability
1,533	Stock-based compensation expense attributable to warrants and options issued as part of Company operations and for the AirPatrol acquisition
(430)	Gain on settlement of obligations of vendor liabilities
2,110	Amortization of debt discount
434	Exchange of warrants for shares
1,523	Extinguishment loss
952	Provision for doubtful accounts
970	Other
$21,823	Total non-cash expenses

The net use of cash in the change in operating assets and liabilities aggregated $15.5 million and consisted primarily of the following (in thousands):

$8,706	Decrease in accounts receivable and other receivables
11,588	Decrease in prepaid licenses and maintenance contracts
959	Decrease in inventory and other assets
5,414	Increase in accounts payable
1,545	Increase in accrued liabilities and other liabilities
(12,756)	Decrease in deferred revenue
$15,456	Net use of cash in the changes in operating assets and liabilities

Cash Flows from Investing Activities as of December 31, 2018 and 2017

Net cash flows used in investing activities during 2018 was $1.4 million compared to net cash flows used in investing activities during 2017 of $1.3 million. Cash flows related to investing activities during the year ended December 31, 2018 include $88,000 for the purchase of property and equipment, $804,000 investment in capitalized software, $175,000 for the investment in Athentek, and $362,000 related to the deconsolidation activity. Cash flows related to investing activities during the year ended December 31, 2017 include $101,000 for the purchase of property and equipment and $1.3 million investment in capitalized software offset by $37,000 related to the Sysorex India acquisition.

Cash Flows from Financing Activities as of December 31, 2018 and 2017

Net cash flows provided by financing activities during the year ended December 31, 2018 was $29.0 million. Net cash flows used in financing activities during the year ended December 31, 2017 was $2.7 million. During the year ended December 31, 2018, the Company received incoming cash flows of $29.0 million from the issuance of common stock, preferred stock and warrants, $1.0 million of repayments from a related party, $3.5 million from promissory notes offset by $3.2 million of advances to related party, $1.1 million of net repayments to the credit line and $181,000 repayments of notes payable. During the year ended December 31, 2017 the Company received incoming cash flows of $6.6 million from the issuance of common stock, preferred stock and warrants, $2.0 million from convertible promissory notes and $1.7 million of cash flows from notes offset by $2.7 million in repayments of convertible promissory notes, $5.6 million of repayments of the credit line, $4.7 million of repayments of the debenture and $57,000 repayments of notes payable.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INPIXON

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Inpixon and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Inpixon and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ (deficit) equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2012.

New York, NY

March 28, 2019

INPIXON AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value data)

	December 31,
	2018	2017

Assets

Current Assets
Cash and cash equivalents	$1,008	$119
Accounts receivable, net	1,280	429
Notes and other receivables	4	13
Inventory	568	783
Assets held for sale	--	23
Current assets of deconsolidated operations	--	6,983
Prepaid assets and other current assets	496	859

Total Current Assets	3,356	9,209

Property and equipment, net	202	348
Software development costs, net	1,690	2,017
Intangible assets, net	4,509	7,566
Goodwill	--	636
Non-current assets of deconsolidated operations	--	7,558
Loan to related party	2,204	--
Other assets	217	357

Total Assets	$12,178	$27,691

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except number of shares and par value data)

	December 31,
	2018	2017

Liabilities and Stockholders’ (Deficit) Equity

Current Liabilities
Accounts payable	$1,129	$1,562
Accrued liabilities	1,792	2,206
Deferred revenue	234	58
Short-term debt	4,127	3,058
Derivative liabilities	--	48
Current liabilities of deconsolidated operations	--	33,040
Liabilities held for sale	--	2,059

Total Current Liabilities	7,282	42,031

Long Term Liabilities
Long-term debt	74	767
Other liabilities	19	73
Non-current liabilities of deconsolidated operations	--	3,673

Total Liabilities	7,375	46,544

Stockholders’ (Deficit) Equity

Preferred stock - $0.001 par value; 5,000,000 shares authorized, consisting of Series 4 Convertible Preferred Stock - $0.001 par value; 10,185 shares authorized; 1 and 0 issued, and 1 and 0 outstanding at December 31, 2018 and 2017, respectively. Liquidation preference of $0 at December 31, 2018 and 2017.	--	--
Common Stock - $0.001 par value; 250,000,000 shares authorized; 1,581,893 and 24,055 issued and 1,581,880 and 24,042 outstanding at December 31, 2018 and 2017, respectively.	2	1
Additional paid-in capital	123,224	78,302
Treasury stock, at cost, 13 shares	(695)	(695)
Accumulated other comprehensive income	26	31
Accumulated deficit (excluding $2,442 reclassified to additional paid in capital in quasi-reorganization)	(117,772)	(94,486)

Stockholders’ (Deficit) Equity Attributable to Inpixon	4,785	(16,847)

Non-controlling Interest	18	(2,006)

Total Stockholders’ (Deficit) Equity	4,803	(18,853)

Total Liabilities and Stockholders’ (Deficit) Equity	$12,178	$27,691

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Years Ended
	December 31,
	2018	2017

Revenues
Products	$1,135	$535
Services	2,621	3,400
Total Revenues	3,756	3,935

Cost of Revenues
Products	490	494
Services	586	738
Total Cost of Revenues	1,076	1,232

Gross Profit	2,680	2,703

Operating Expenses
Research and development	1,231	964
Sales and marketing	1,726	2,367
General and administrative	14,149	10,874
Acquisition related costs	108	5
Impairment of goodwill	636	587
Amortization of intangibles	3,232	2,936

Total Operating Expenses	21,082	17,733

Loss from Operations	(18,402)	(15,030)

Other Income (Expense)
Interest expense	(1,241)	(1,884)
Change in fair value of derivative liability	48	555
Gain on the sale of Sysorex Arabia	23	--
Extinguishment loss for debt modification	--	(653)
Other income/(expense)	(211)	(1,069)

Total Other Income (Expense)	(1,381)	(3,051)

Net Loss from Continuing Operations	(19,783)	(18,081)

Loss from Discontinued Operations, Net of Tax	(4,778)	(16,949)

Net Loss	(24,561)	(35,030)

Net Income/(Loss) Attributable to Non-controlling Interest	11	(17)

Net Loss Attributable to Stockholders of Inpixon	$(24,572)	$(35,013)

Deemed dividend to preferred stockholders	(6,407)	(756)
Deemed dividend for triggering of warrant down round feature	(13,645)	--
Net Loss Attributable to Common Stockholders	(44,624)	(35,769)

Net Loss Per Basic and Diluted Common Share
Loss from continuing operations	$(51.62)	$(2,902.47)
Loss from discontinued operations	$(6.19)	$(2,611.56)
Net Loss Per Share - Basic and Diluted	$(57.83)	$(5,511.40)

Weighted Average Shares Outstanding
Basic and Diluted	771,688	6,490

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	For the Years Ended
	December 31,
	2018	2017

Net Loss	$(24,561)	$(35,030)

Unrealized foreign exchange gain/(loss) from cumulative translation adjustments	(5)	(21)

Comprehensive Loss	$(24,566)	$(35,051)

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(In thousands, except per share data)

	Series 1 Convertible		Series 2 Convertible		Series 3 Convertible		Series 4 Convertible				Additional			Due from Sysorex	Accumulated Other		Non-	Total Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Treasury Stock		Consulting,	Comprehensive	Accumulated	Controlling	(Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Inc.	Income (Loss)	Deficit	Interest	Equity

Balance -January 1, 2017	2,250	$1,340	--	$--	--	$--	--	$--	1,810	$1	$64,148	(13)	$(695)	$(666)	$52	$(59,474)	$(1,995)	$2,711

Common shares issued for services	--	--	--	--	--	--	--	--	264	--	308	--	--	--	--	--	--	308
Stock options granted to employees for services	--	--	--	--	--	--	--	--	--	--	909	--	--	--	--	--	--	909
Common shares issued for LightMiner Acquisition	--	--	--	--	--	--	--	--	16	--	567	--	--	--	--	--	--	567
Fractional shares issued for stock split	--	--	--	--	--	--	--	--	1	(1)	1	--	--	--	--	--	--	--
Redemption of convertible series 1 preferred stock	(2,250)	(1,340)	--	--	--	--	--	--	83	--	1,340	--	--	--	--	--	--	--
Common shares issued in lieu of interest	--	--	--	--	--	--	--	--	92	--	316	--	--	--	--	--	--	316
Common and preferred shares issued for net cash proceeds from a public offering	--	--	4,060	1,508	--	--	--	--	1,541	--	3,620	--	--	--	--	--	--	5,128
Redemption of convertible series 2 preferred stock	--	--	(4,060)	(1,508)	--	--	--	--	6,426	--	1,508	--	--	--	--	--	--	--
Common shares issued for net proceeds from warrants exercised	--	--	--	--	--	--	--	--	4,035	--	1,452	--	--	--	--	--	--	1,452
Reclassification of warrants to derivative liabilities	--	--	--	--	--	--	--	--	--	--	(3,773)	--	--	--	--	--	--	(3,773)
Common shares issued for warrants exercised	--	--	--	--	--	--	--	--	1,667	--	434	--	--	--	--	--	--	434
Reclassification of warrants from derivative liabilities to equity	--	--	--	--	--	--	--	--	--	--	3,773	--	--	--	--	--	--	3,773
Common shares issued for extinguishment of trade payables	--	--	--	--	--	--	--	--	1,569	--	640	--	--	--	--	--	--	640
Common shares issued for extinguishment of debenture liability	--	--	--	--	--	--	--	--	6,552	--	3,059	--	--	--	--	--	--	3,059
Investment in Sysorex India	--	--	--	--	--	--	--	--	--	--	--	--	--	30	--	--	6	36
Settlement of related party receivable	--	--	--	--	--	--	--	--	--	--	--	--	--	636	--	--	--	636
Cumulative Translation Adjustment	--	--	--	--	--	--	--	--	--	--	--	--	--	--	(21)	--	--	(21)
Net loss	--	--	--	--	--	--	--	--	--	--	--	--	--	--	--	(35,013)	(17)	(35,030)

Balance - December 31, 2017	--	$--	--	$--	--	$--	--	$--	24,055	$--	$78,302	(13)	$(695)	$--	31	$(94,487)	$(2,006)	$(18,855)

Common shares issued for services	--	--	--	--	--	--	--	--	37,696	--	545	--	--	--	--	--	--	545
Stock options granted to employees for services	--	--	--	--	--	--	--	--	--	--	949	--	--	--	--	--	--	949
Fractional shares issued for stock split	--	--	--	--	--	--	--	--	27,896	--	--	--	--	--	--	--	--	--
Common and preferred shares issued for net cash proceeds from a public offering	--	--	--	--	10,184.9752	--	10,115.0000	--	98,145	--	27,961	--	--	--	--	--	--	27,961
Redemption of convertible series 3 preferred stock	--	--	--	--	(10,184.9752)	--	--	--	108,351	--	--	--	--	--	--	--	--	--
Redemption of convertible series 4 preferred stock	--	--	--	--	--	--	(10,114.0000)	--	1,044,098	1	(1)	--	--	--	--	--	--	--
Common shares issued for extinguishment of debenture liability	--	--	--	--	--	--	--	--	6,881	--	1,457	--	--	--	--	--	--	1,457
Common shares issued for extinguishment of debt	--	--	--	--	--	--	--	--	142,282	1	1,536	--	--	--	--	--	--	1,537
Common shares issued for net proceeds from warrants exercised	--	--	--	--	--	--	--	--	92,489	--	999	--	--	--	--	--	--	999
Deconsolidation of Sysorex as a result of spin-off	--	--	--	--	--	--	--	--	--	--	11,476	--	--	--	_-	--	--	11,476
Sale of Sysorex Arabia	--	--	--	--	--	--	--	--	--	--	--	--	--	--	--	--	2,013	2,013
Adoption of accounting standards (Note 2)	--	--	--	--	--	--	--	--	--	--	--	--	--	--	--	1,287	--	1,287
Cumulative Translation Adjustment	--	--	--	--	--	--	--	--	--	--	--	--	--	--	(5)	--	--	(5)
Net loss	--	--	--	--	--	--	--	--	--	--	--	--	--	--	--	(24,572)	11	(24,561)

Balance - December 31, 2018	--	$--	--	$--	--	$--	1.0000	$--	1,581,893	2	$123,224	(13)	$(695)	$--	$26	$(117,772)	$18	$4,803

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended
	December 31,
	2018	2017

Cash Flows (Used In) from Operating Activities
Net loss	$(24,561)	$(35,030)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,570	1,882
Amortization of intangible assets	4,616	5,012
Impairment of goodwill	636	8,392
Stock based compensation	1,494	1,533
Amortization of technology	66	66
Change in fair value of derivative liability	(48)	(555)
Amortization of debt discount	703	2,110
Amortization of deferred financing costs	--	451
Provision for doubtful accounts	(659)	952
Gain on earnout	(934)	(561)
Gain on the settlement of liabilities	(307)	(430)
Gain on the sale of Sysorex Arabia	(23)	--
Forgiveness of debt	--	635
Extinguishment loss for debt modification	--	1,523
Exchange of warrants for shares	--	434
Other	(73)	379

Changes in operating assets and liabilities:
Accounts receivable and other receivables	744	8,706
Inventory	222	270
Other current assets	481	645
Prepaid licenses and maintenance contracts	(5)	11,588
Other assets	(22)	44
Accounts payable	(8,445)	5,414
Accrued liabilities	(2,412)	1,806
Deferred revenue	246	(12,756)
Other liabilities	(54)	(261)
Total Adjustments	(2,204)	37,279

Net Cash (Used in) Provided By Operating Activities	(26,765)	2,249

Cash Flows Used in Investing Activities
Purchase of property and equipment	(88)	(101)
Investment in capitalized software	(804)	(1,254)
Investment in Pod Technology	(175)	--
Investment in Sysorex India	--	37
Cash spun off a result of deconsolidation	(362)	--
Net Cash Flows Used in Investing Activities	(1,429)	(1,318)

Cash Flows From (Used in) Financing Activities
Net repayments to credit line facility	(1,119)	(5,576)
Net proceeds from issuance of common stock, preferred stock and warrants	28,960	6,581
Repayment of notes payable	(181)	(57)
Advances to related party	(3,244)	--
Repayments from related party	1,040	--
Repayment of debenture	--	(4,691)
Proceeds from notes received	3,540	1,745
Net proceeds from convertible promissory notes	--	2,000
Repayment of convertible promissory notes	--	(2,662)
Net Cash Provided By (Used in) Financing Activities	28,996	(2,660)

Effect of Foreign Exchange Rate on Changes on Cash	(5)	(21)

Net Increase (decrease) in Cash, Cash Equivalents and Restricted Cash	797	(1,750)

Cash, Cash Equivalents and Restricted Cash - Beginning of period	351	2,101

Cash, Cash Equivalents and Restricted Cash - End of period	$1,148	$351

Supplemental Disclosure of cash flow information:
Cash paid for:
Interest	$853	$1,027
Income Taxes	$--	$--

Non-cash investing and financing activities
Common shares issued for extinguishment of debenture liability	$1,457	$3,059
Common shares issued for extinguishment of debt	$1,537	$--
Adjustment to opening retained earnings for the adoption of ASC 606	$1,287	$--
Deconsolidation of Sysorex as a result of spin-off	$11,838	$--
Common shares issued for LightMiner acquisition	$--	$567
Settlement of interest for shares	$--	$316
Common shares issued for extinguishment of trade payables	$--	$640
Reclassification of warrants from derivative liabilities to equity	$--	$3,773
Reclassification of warrants to derivative liabilities	$--	$(3,773)

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 1 - Organization and Nature of Business and Going Concern

Inpixon, its wholly-owned subsidiary, Inpixon Canada, Inc. (“Inpixon Canada”), and its majority-owned subsidiary Sysorex India Limited (“Sysorex India”) (unless otherwise stated or the context otherwise requires, the terms “Inpixon” “we,” “us,” “our” and the “Company” refer collectively to Inpixon and the above subsidiaries), provides Big Data analytics and location based products and related services. The Company is headquartered in California, and has subsidiary offices in Hyderabad, India and Vancouver, Canada.

On December 31, 2017, and as more fully described in Note 3, the Company acquired approximately 82.5% of the outstanding equity securities of Sysorex India, which is in the business of providing information technology (“IT”) services including software application and development, quality assurance (“QA”) and testing and graphical user interface (“GUI”) development.

On August 31, 2018, and as more fully described in Note 9, we completed the spin-off of our value-added reseller business from our indoor positioning analytics business by way of a distribution of all the shares of common stock of our wholly-owned subsidiary, Sysorex, Inc., to our stockholders of record as of August 21, 2018 and certain warrant holders.

Going Concern and Management’s Plans

As of December 31, 2018, the Company has a working capital deficiency of approximately $3.9 million. For the year ended December 31, 2018, the Company incurred a net loss of approximately $24.6 million, which includes the losses generated by Sysorex, Inc. through August 31, 2018, the date the entity and its wholly owned subsidiary were spun off as more fully described in Note 9. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the financial statements are issued.

On January 5, 2018, the Company entered into a securities purchase agreement with certain investors pursuant to which it sold an aggregate of 14,996 shares of the Company’s common stock and warrants to purchase up to 14,996 shares of common stock at a purchase price of $212.40 per share of common stock for aggregate net proceeds of approximately $2.8 million. On February 20, 2018, the Company completed a public offering consisting of an aggregate of 83,149 Class A units, at a price to the public of $94.00 per Class A unit, and 10,184.9752 Class B units, at a price to the public of $1,000 per Class B unit for aggregate net proceeds of approximately $15.4 million. On April 24, 2018, the Company completed a public offering consisting of 10,115 units at a price to the public of $1,000 per unit for aggregate net proceeds after expenses of approximately $9.2 million. The Company raised approximately $2 million and $1.5 million in net proceeds from the sale of one-year promissory notes on October 12, 2018 and December 21, 2018, respectively. On January 15, 2019, the Company completed a rights offering whereby it sold 12,000 units at a price to the public of $1,000 per unit for aggregate net proceeds of approximately $10.77 million after commissions and expenses.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 1 - Organization and Nature of Business and Going Concern (continued)

Going Concern and Management’s Plans (continued)

The Company expects its capital resources as of December 31, 2018, availability on the Payplant facility to finance purchase orders and invoices in an amount equal to 80% of the face value of purchase orders received (as described in Note 11), funds from higher margin business line expansion and credit limitation improvements will not be sufficient to fund planned operations for the next twelve months from the date the financial statements are issued.  In addition, the Company is pursuing possible strategic transactions. Therefore, the Company may raise such additional capital as needed, through the issuance of equity, equity-linked or debt securities.  The Company’s consolidated financial statements as of December 31, 2018 have been prepared under the assumption that we will continue as a going concern for the next twelve months from the date the financial statements are issued. Management’s plans and assessment of the probability that such plans will mitigate and alleviate any substantial doubt about the Company’s ability to continue as a going concern, is dependent upon the ability to attain further operating efficiency, reduce expenditures, and, ultimately, to generate sufficient levels of revenue, which together represent the principal conditions that raise substantial doubt about our ability to continue as a going concern. The Company’s consolidated financial statements as of December 31, 2018 do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 - Summary of Significant Accounting Policies

Consolidations

The consolidated financial statements have been prepared using the accounting records of Inpixon, Inpixon Canada and Sysorex India. All material inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each of the reporting periods. Actual results could differ from those estimates. The Company’s significant estimates consist of:

●	the valuation of stock-based compensation;

●	the allowance for doubtful accounts;

●	the valuation allowance for the deferred tax asset; and

●	impairment of long-lived assets and goodwill.

Business Combinations

The Company accounts for business combinations under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 “Business Combinations” using the acquisition method of accounting, and accordingly, the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition. The excess of the purchase price over the estimated fair value is recorded as goodwill. All acquisition costs are expensed as incurred. Upon acquisition, the accounts and results of operations are consolidated as of and subsequent to the acquisition date.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 2 - Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, checking accounts, money market accounts and temporary investments with maturities of three months or less when purchased. As of December 31, 2018 and 2017, the Company had no cash equivalents.

Restricted Cash

In connection with certain transactions, the Company may be required to deposit assets, including cash or investment shares, in escrow accounts. The assets held in escrow are subject to various contingencies that may exist with respect to such transactions. Upon resolution of those contingencies or the expiration of the escrow period, some or all the escrow amounts may be used and the balance released to the Company. As of December 31, 2018, the Company had $140,000 deposited in escrow as restricted cash for the Shoom acquisition, of which any amounts not subject to claims shall be released to the pre-acquisition stockholders of Shoom, on a pro-rata basis, on each of the next (2) anniversary dates of the closing date of the Shoom acquisition. $70,000 of that amount is current and included in Prepaid Assets and Other Current Assets and $70,000 is non-current and included in Other Assets on the consolidated balance sheet. As of December 31, 2017, the Company had $210,000 deposited in escrow of which $70,000 was part of Prepaid Assets and Other Current Assets and the non-current portion of $140,000 was part of Other Assets on the consolidated balance sheet.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the balance sheets that sum to the total of the same amounts show in the statement of cash flows.

(in thousands)	2018	2017
Cash and cash equivalents	$1,008	$141
Restricted cash	70	70
Restricted cash included in other assets (long term)	70	140
Total cash, cash equivalents, and restricted cash in the balance sheet	$1,148	$351

Accounts Receivable, net and Allowance for Doubtful Accounts

Accounts receivables are stated at the amount the Company expects to collect. The Company recognizes an allowance for doubtful accounts to ensure accounts receivables are not overstated due to un-collectability. Bad debt reserves are maintained for various customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings, or deterioration in such customer’s operating results or financial position. If circumstances related to a customer change, estimates of the recoverability of receivables would be further adjusted. The Company has recorded an allowance for doubtful accounts of $0.5 million and $1.1 million as of December 31, 2018 and 2017, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value utilizing the first-in, first-out method. The Company continually analyzes its slow-moving, excess and obsolete inventories. Based on historical and projected sales volumes and anticipated selling prices, the Company establishes reserves. If the Company does not meet its sales expectations, these reserves are increased. Products that are determined to be obsolete are written down to net realizable value. As of December 31, 2018 and 2017, the Company deemed any such allowance nominal.

Deferred Financing Costs

Costs incurred in conjunction with a credit facility have been capitalized and have been amortized to interest expense using the straight-line method, which approximates the effective interest rate method, over the term of the credit facility and is included as a component of other assets. During the year ended December 31, 2018, the Company did not have deferred financing costs. During the year ended December 31, 2017, the Company incurred $124,000 of deferred financing costs and amortized $451,000 of costs. As of December 31, 2017, accumulated amortization approximated $465,000. Costs incurred with our debt financings have been presented as a direct deduction from the carrying amount of the debt obligation, consistent with debt discounts.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 2 - Summary of Significant Accounting Policies (continued)

Property and Equipment, net

Property and equipment are recorded at cost less accumulated depreciation and amortization. The Company depreciates its property and equipment for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, which range from 3 to 7 years. Leasehold improvements are amortized over the lesser of the useful life of the asset or the initial lease term. Expenditures for maintenance and repairs, which do not extend the economic useful life of the related assets, are charged to operations as incurred, and expenditures, which extend the economic life, are capitalized. When assets are retired, or otherwise disposed of, the costs and related accumulated depreciation or amortization are removed from the accounts and any gain or loss on disposal is recognized.

Intangible Assets

Intangible assets primarily consist of developed technology, customer lists/relationships, non-compete agreements, export licenses and trade names/trademarks. They are amortized ratably over a range of 1 to 7 years, which approximates customer attrition rate and technology obsolescence. The Company assesses the carrying value of its intangible assets for impairment each year. Based on its assessments, the Company did not incur any impairment charges for the years ended December 31, 2018 and 2017.

Goodwill

We test goodwill for potential impairment at least annually, or more frequently if an event or other circumstance indicates that we may not be able to recover the carrying amount of the net assets of the reporting unit. In evaluating goodwill for impairment, we may assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If we bypass the qualitative assessment, or if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we perform a quantitative impairment test by comparing the fair value of a reporting unit with its carrying amount.

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

The Company performed the annual impairment test and recorded an impairment charge for goodwill of $636,000 and $587,000 during the years ended December 31, 2018 and 2017, respectively.

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

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 2 - Summary of Significant Accounting Policies (continued)

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

Based on its assessments, the Company did not record any impairment charges for the years ended December 31, 2018 and 2017.

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

Non-Controlling Interest

The Company has an 82.5% equity interest in Sysorex India as of December 31, 2018. The portion of the Company’s equity/(deficiency) attributable to this third party non-controlling interest was approximately $18,000 and ($6,000) as of December 31, 2018 and 2017, respectively.

The Company had a 50.2% equity interest in Sysorex Arabia as of December 31, 2017 and 0% equity interest at December 31, 2018. The portion of the Company’s deficiency attributable to this third-party non-controlling interest was approximately $2.0 million as of December 31, 2017.

Deferred Rent Expense

The Company has operating leases, which contain predetermined increases and rent holidays in the rentals payable during the term of such leases. For these leases, the aggregate rental expense over the lease term is recognized on a straight-line basis over the lease term. The difference between the expense charged to operations in any year and the amount payable under the lease during that year is recorded as deferred rent expense on the Company’s consolidated balance sheet, which will reverse to the statement of operations over the lease term.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 2 - Summary of Significant Accounting Policies (continued)

Foreign Currency Translation

Assets and liabilities related to the Company’s foreign operations are calculated using the Indian Rupee and Canadian Dollar and are translated at end-of-period exchange rates, while the related revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments are recorded as a separate component of consolidated stockholders’ equity and were losses of $5,000 and $21,000 for the years ended December 31, 2018 and 2017, respectively. Gains or losses resulting from transactions denominated in foreign currencies are included in other income (expense) in the consolidated statements of operations. The Company engages in foreign currency denominated transactions with customers that operate in functional currencies other than the U.S. dollar. Aggregate foreign currency net transaction losses were not material for the years ended December 31, 2018 and 2017.

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) and its components in its consolidated financial statements. Comprehensive loss consists of net loss, foreign currency translation adjustments and unrealized gains and losses from marketable securities, affecting stockholders’ (deficit) equity that, under GAAP, are excluded from net loss.

Revenue Recognition

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-08, “Revenue from Contracts with Customers - Principal versus Agent Considerations”, in April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing” and in May 9, 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606)”, or ASU 2016-12. This update provides clarifying guidance regarding the application of ASU No. 2014-09 - Revenue From Contracts with Customers (Topic 606), (“ASU 2014-09”) which is not yet effective. These new standards provide for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. In July 2015, the FASB deferred the effective date of ASU 2014-09 until annual and interim periods beginning on or after December 15, 2017 and has replaced most existing revenue recognition guidance under GAAP. ASU 2016-12 may be applied retrospectively to historical periods presented or as a cumulative-effect adjustment as of the date of adoption. We have adopted ASU 2016-12 using a modified retrospective approach and will be applied prospectively in our financial statements from January 1, 2018 forward. Revenues under ASU 2016-12 are required to be recognized either at a “point in time” or “over time”, depending on the facts and circumstances of the arrangement, and will be evaluated using a five-step model. The adoption of Topic 606 did not have a material impact on our consolidated financial statements, neither at initial implementation nor will it have a material impact on an ongoing basis.

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

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 2 - Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

Professional Services Revenue Recognition

The Company’s professional services include fixed fee and time and materials contracts. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts including maintenance service provided by in house personnel, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the years ended December 31, 2018 and 2017, the Company did not incur any such losses. These amounts are based on known and estimated factors.

Contract Balances

The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied. The Company had deferred revenue of approximately $235,000 as of December 31, 2018 related to cash received in advance for product maintenance services provided by the Company’s technical staff. The Company expects to satisfy its remaining performance obligations for these maintenance services and recognize the deferred revenue and related contract costs over the next twelve months.

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

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 2 - Summary of Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

The Company incurred stock-based compensation charges of $1.5 million for each of the years ended December 31, 2018 and 2017, which are included in general and administrative expenses. The Company has elected to recognize forfeitures as they occur, rather than calculate an estimated forfeiture rate using a modified retrospective transition approach. The following table summarizes the nature of such charges for the periods then ended (in thousands):

	For the Years Ended December 31,
	2018	2017
Compensation and related benefits	$949	$909
Professional and legal fees	545	301
Acquisition transaction costs	--	7
Interest expense	--	316
Totals	$1,494	$1,533

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

The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the years ended December 31, 2018 and 2017:

	For the Years Ended December 31,
	2018	2017
Options	73,043	290
Warrants	2,368,431	1,426
Convertible preferred stock	202	--
Convertible note	171,482	4,668
Convertible debenture	--	11,212
Reserved for service providers	1,100	395
Totals	2,614,258	17,991

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

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 2 - Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and short-term debt. The Company determines the estimated fair value of such financial instruments presented in these financial statements using available market information and appropriate methodologies. These financial instruments, except for short-term debt, are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature. Short-term debt approximates market value based on similar terms available to the Company in the market place.

Reclassification

Certain accounts in the prior year’s consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current year’s consolidated financial statements. These reclassifications have no effect on previously reported earnings.

Derivative Liabilities

During the year ended December 31, 2016, the Company issued a convertible debenture that included reset provisions considered to be down-round protection. In addition, the Company issued warrants that include a fundamental transaction clause which provide for the warrant holders to be paid in cash the fair value of the warrants as computed under a Black Scholes valuation model. The Company determined that the conversion feature and warrants are derivative instruments pursuant to ASC 815 “Derivatives and Hedging” issued by the FASB. The accounting treatment of derivative financial instruments requires that the Company bifurcate the conversion feature and record it as a liability at fair value and the fair value of the warrants were computed as defined in the agreement. The instruments are marked-to-market at fair value as of each balance sheet date. Any change in fair value is recorded as a change in the fair value of derivative liabilities for each reporting period. The fair value of the conversion feature was determined using the Binomial Lattice model. The Company reassesses the classification at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. As of December 31, 2018 and 2017, the fair value of the derivative liability was $0 and $48,000, respectively, and was included in the current liabilities section of the balance sheet.

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

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted Section 360-10-35 of the FASB Accounting Standards Codification for its long-lived assets. Pursuant to ASC Paragraph 360-10-35-17, an impairment loss shall be recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). That assessment shall be based on the carrying amount of the asset (asset group) at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. Pursuant to ASC Paragraph 360-10-35-20 if an impairment loss is recognized, the adjusted carrying amount of a long-lived asset shall be its new cost basis. For a depreciable long-lived asset, the new cost basis shall be depreciated (amortized) over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited.

Pursuant to ASC Paragraph 360-10-35-21, the Company’s long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company considers the following to be some examples of such events or changes in circumstances that may trigger an impairment review: (a) significant decrease in the market price of a long-lived asset (asset group); (b) A significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition; (c) A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator; (d) An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group); (e) A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group); and (f) A current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company tests its long-lived assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

Pursuant to ASC Paragraphs 360-10-35-29 through 35-36, estimates of future cash flows used to test the recoverability of a long-lived asset (asset group) shall include only the future cash flows (cash inflows less associated cash outflows) that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset (asset group). Estimates of future cash flows used to test the recoverability of a long-lived asset (asset group) shall incorporate the entity’s own assumptions about its use of the asset (asset group) and shall consider all available evidence. The assumptions used in developing those estimates shall be reasonable in relation to the assumptions used in developing other information used by the entity for comparable periods, such as internal budgets and projections, accruals related to incentive compensation plans, or information communicated to others. However, if alternative courses of action to recover the carrying amount of a long-lived asset (asset group) are under consideration or if a range is estimated for the amount of possible future cash flows associated with the likely course of action, the likelihood of those possible outcomes shall be considered. A probability-weighted approach may be useful in considering the likelihood of those possible outcomes. Estimates of future cash flows used to test the recoverability of a long-lived asset (asset group) shall be made for the remaining useful life of the asset (asset group) to the entity. For long-lived assets (asset groups) that have uncertainties both in timing and amount, an expected present value technique will often be the appropriate technique with which to estimate fair value.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 2 - Summary of Significant Accounting Policies (continued)

Pursuant to ASC Paragraphs 360-10-45-4 and 360-10-45-5 an impairment loss recognized for a long-lived asset (asset group) to be held and used shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amount of that loss. A gain or loss recognized on the sale of a long-lived asset (disposal group) that is not a component of an entity shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amounts of those gains or losses.

Based on its assessments, the Company did not record any impairment charges for the years ended December 31, 2018 and 2017.

Recently Issued and Adopted Accounting Standards

In May 2014, the FASB issued ASU 2014-09, which supersedes the revenue recognition requirements in ASC 605 - Revenue Recognition (“ASC 605”) and most industry-specific guidance throughout ASC 605. The FASB has issued numerous updates that provide clarification on a number of specific issues as well as requiring additional disclosures. The core principle of Topic 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.

The Company adopted ASC 606 effective January 1, 2018 using the modified retrospective method, which was applied to all contracts at the date of initial application. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The cumulative effect of the changes made on January 1, 2018 did not have a material effect on the post-spin off financial statements of the Company.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. As a result of the new standard, all of our leases greater than one year in duration will be recognized in our balance sheets as both operating lease liabilities and right-of-use assets upon adoption of the standard. We will adopt the standard using the prospective approach. Upon adoption, we expect to record approximately $0.7 million in right-of-use assets and operating lease liabilities in our balance sheets.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)”, which clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows, and as a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. An entity with a material balance of restricted cash and restricted cash equivalents must disclose information about the nature of the restrictions. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted and the new guidance must be applied retroactively to all periods presented. The adoption of this standard did not have a material impact to the financial statements or disclosures.

Reverse Stock Split

On March 1, 2017, the Company effectuated a 1-for-15 reverse stock split of its outstanding common stock, on February 6, 2018, the Company effectuated a 1-for-30 reverse stock split of its outstanding common stock and on November 2, 2018, the Company effectuated a 1-for-40 reverse stock split of its outstanding common stock. The consolidated financial statements and accompanying notes give effect to each of these reverse stock splits as if they occurred at the beginning of the first period presented.

Subsequent Events

The Company evaluates events and/or transactions occurring after the balance sheet date and before the issue date of the consolidated financial statements to determine if any of those events and/or transactions requires adjustment to or disclosure in the consolidated financial statements.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 3 - Sysorex India Acquisition

Effective as of December 31, 2017, the Company acquired approximately 82.5% of the outstanding equity securities of Sysorex India from Sysorex Consulting, Inc. (“SCI”) pursuant to that certain Stock Purchase Agreement, dated as of December 31, 2017, by and among the Company, SCI and Sysorex India, in exchange for the assignment by the Company of $37,000 of outstanding receivables.

The Company acquired Sysorex India to pursue sales and business development opportunities in India. In addition, the Company is looking to potentially expand its engineering and development teams in India. Sysorex India is in the business of providing IT services including software application and development, QA and testing and GUI development.

The purchase price is allocated as follows (in thousands):

Assets Acquired:
Cash	$1
Fixed assets	14
Other assets	32
Total Assets Acquired	47

Liabilities Assumed:
Other current liabilities	10
Total Liabilities Assumed	10

Total Purchase Price	$37

Note 4 - Inventory

Inventory as of December 31, 2018 and December 31, 2017 consisted of the following (in thousands):

	As of December 31,
	2018	2017
Raw materials	$143	$220
Finished goods	425	563
Total Inventory	$568	$783

Note 5 - Property and Equipment, net

Property and equipment at December 31, 2018 and 2017 consisted of the following (in thousands):

	As of December 31,
	2018	2017
Computer and office equipment	$1,133	$1,001
Furniture and fixtures	199	209
Leasehold improvements	16	53
Software	109	156
Total	1,457	1,419
Less: accumulated depreciation and amortization	(1,255)	(1,071)

Total Property and Equipment, Net	$202	$348

Depreciation and amortization expense were $355,000 and $660,000 for the years ended December 31, 2018 and 2017, respectively.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 6 - Software Development Costs

Capitalized software development costs as of December 31, 2018 and 2017 consisted of the following (in thousands):

	As of December 31,
	2018	2017
Capitalized software development costs	$5,102	$4,297
Accumulated amortization	(3,412)	(2,280)
Software development costs, net	$1,690	$2,017

The weighted average remaining amortization period for the Company’s software development costs is 0.78 years.

Amortization expense for internally developed and externally marketed computer software was $1.2 million for each of the years ended December 31, 2018 and 2017.

Future amortization expense on the computer software is anticipated to be as follows (in thousands):

For the Years Ending December 31,	Amount
2019	$708
2020	650
2021	332
Total	$1,690

Note 7 - Intangible Assets

Intangible assets at December 31, 2018 and 2017 consisted of the following (in thousands):

Amortized Intangible Assets	Gross Carrying Amount		Accumulated Amortization
	December 31,		December 31,
	2018	2017	2018	2017
Trade Name/Trademarks	$780	$780	$(574)	$(424)
Customer Relationships	2,620	2,620	(2,318)	(2,136)
Developed Technology	15,696	15,696	(11,856)	(8,976)
Non-compete Agreements	400	400	(400)	(400)
Pod Technology	175	--	(17)	--
Export License	13	13	(10)	(7)
Totals	$19,684	$19,509	$(15,175)	$(11,943)

Aggregate Amortization Expense:

Aggregate amortization expense for the years ended December 31, 2018 and 2017 were $3.2 million and $5 million, respectively.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 7 - Intangible Assets (continued)

Future amortization expense on intangibles assets is anticipated to be as follows (in thousands):

For the Years Ending December 31,	Amount
2019	3,249
2020	1,173
2021	35
2022	35
2023	17
Total	$4,509

The weighted average remaining amortization periods for the Company’s trade names/trademarks, customer relationships, pod technology, developed technology, non-compete agreements, and export license are 0.6, 0.11, 0.16, 1.14, 0, and 0 years, respectively.

Note 8 - Goodwill

The Company has recorded goodwill and other indefinite-lived assets in connection with its acquisition of Shoom. Goodwill, which represents the excess of acquisition cost over the fair value of the net tangible and intangible assets of the acquired company, is not amortized. Indefinite-lived intangible assets are stated at fair value as of the date acquired in a business combination. The Company’s goodwill balance and other assets with indefinite lives were evaluated for potential impairment during the years ended December 31, 2018 and 2017, as certain indications on a qualitative and quantitative basis were identified that an impairment exists as of the reporting date.

During the years ended December 31, 2018 and 2017, the Company recognized $636,000 and $587,000 of impairment charges, respectively. The impairment charge was primarily precipitated by the continued decline in Company’s stock price during those years, accumulated losses and the lack of required working capital to fund our continuing operations. The Company used a market approach to determine if the carrying amounts of the Company’s reporting units exceeded the fair value of the Company.

The following table summarizes the changes in the carrying amount of Goodwill for the year ended December 31, 2018 (in thousands):

Goodwill

Balance as of January 1, 2017	$1,223
Goodwill impairment (level 3 fair value adjustment)	(587)
Balance as of December 31, 2017	636
Goodwill impairment (level 3 fair value adjustment)	(636)
Balance at December 31, 2018	$--

Note 9 - Discontinued Operations

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

In accordance with ASC topic 360 “Property, Plant and Equipment”, the Company had classified the assets and liabilities as available for sale assets and liabilities as of December 31, 2017 in the accompanying consolidated financial statements.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 9 - Discontinued Operations (continued)

The major categories of assets and liabilities held for sale in the consolidated balance sheet as of December 31, 2017:

Sysorex Arabia Assets/Liabilities (In thousands)	As of December 31, 2017
Assets:
Accounts receivable, net	$1
Notes and other receivables	8
Other assets	14
Total Current Assets	23

Other assets	--
Total Assets	$23

Liabilities:

Current Liabilities:
Accounts payable	$178
Accrued liabilities	918
Deferred revenue	236
Due to related party	5
Short term debt	722
Total Current Liabilities	2,059

Long Term Liabilities	--

Total Liabilities	$2,059

The Company has entered into surety bonds with a financial institution in Saudi Arabia, which guaranteed performance on certain contracts.

The Company did not recognize any depreciation or amortization expense related to discontinued operations during the years ended December 31, 2018 or 2017. There were no significant capital expenditures or non-cash operating or investing activities of discontinued operations during the periods presented. The operations of Sysorex Arabia were insignificant for the year ended December 31, 2017. On January 18, 2018, the Company sold its 50.2% interest in Sysorex Arabia to SCI (Abdus Salam Qureishi, the former Chairman of the Board, is the majority stockholder of SCI and is the father in law of Nadir Ali the Company’s CEO) in consideration for SCI’s assumption of 50.2% of the assets and liabilities of Sysorex Arabia.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 9 - Discontinued Operations (continued)

End of Service Indemnity Provision

In accordance with local labor laws, Sysorex Arabia is required to accrue benefits payable to its employees at the end of their services with Sysorex Arabia. For the years ended December 31, 2018 and 2017, no amounts were required to be accrued under this provision.

Spin-Off of Sysorex, Inc. and its wholly owned subsidiary, Sysorex Government Services, Inc.

On August 31, 2018, the Company completed the spin-off (the “Spin-off”) of its value added reseller business from its indoor positioning analytics business by way of a distribution of all the shares of common stock of the Company’s wholly-owned subsidiary, Sysorex, Inc. (“Sysorex”), to the Company’s stockholders of record as of August 21, 2018 (the “Record Date”) and certain warrant holders. The distribution occurred by way of a pro rata stock distribution to such common stock, preferred stock and warrant holders, each of whom received one share of Sysorex’s common stock for every 3 shares of the Company’s common stock held on the Record Date (without taking into effect the 1-for-40 reverse stock split) or such number of shares of common stock issuable upon complete conversion of the preferred stock or exercise of the warrants.

As a result of the Spin-off, the Company’s common stock continues trading on the Nasdaq Stock Market (“Nasdaq”), and Sysorex is an independent public company with common stock that is quoted on the OTC Markets.

In accordance with ASC 205-20, “Discontinued Operations,” the results of Sysorex, including Inpixon’s former subsidiary, Sysorex Government Services, Inc., formerly Inpixon Federal, Inc. (“SGS”), are reflected in Inpixon’s consolidated financial statements as discontinued operations and, therefore, are presented as assets and liabilities of discontinued operations on the consolidated balance sheet and loss from discontinued operations on the consolidated statements of operations. Certain amounts in the prior year’s consolidated financial statements and related footnotes thereto have been reclassified to conform with the current year presentation as a result of the Spin-off of Sysorex.

Gain on Earnout

Under the terms of the asset purchase agreement between Integrio Technologies, LLC and Emtec Federal, LLC (its wholly owned subsidiary) (collectively, the “Seller”) and the Company and SGS, the Seller was eligible for an earnout that was included as part of the purchase consideration. During the year ended December 31, 2018, the Company determined that the Seller was ineligible for a portion of the earnout as the Seller did not meet the terms of the earnout provisions under the agreement and therefore recorded a gain on earnout of $934,000, which is included in the net loss from discontinued operations section of the consolidated statements of operations.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 9 - Discontinued Operations (continued)

The major categories of assets and liabilities of deconsolidated operations in the consolidated balance sheet as of December 31, 2017 (in thousands):

Sysorex/SGS Assets/Liabilities (In thousands)	As of December 31, 2017
Assets:
Cash and cash equivalents	$22
Accounts receivable, net	1,882
Notes and other receivables	171
Inventory	7
Prepaid licenses and maintenance contracts	4,638
Other current assets	263
Total Current Assets	$6,983

Prepaid licenses and maintenance, non-current	$2,264
Property and equipment, net	172
Intangible assets, net	5,112
Other assets	10
Total Non-Current Assets	$7,558

Liabilities:

Current Liabilities:
Accounts payable	$24,271
Accrued liabilities	3,215
Deferred revenue	5,554
Total Current Liabilities	$33,040

Deferred revenue, non-current	$2,636
Other liabilities	40
Acquisition liability - Integrio	997
Total Non-Current Liabilities	$3,673

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 9 - Discontinued Operations (continued)

The assets and liabilities that were divested as part of the Spin-off completed on August 31, 2018 were as follows:

Sysorex/SGS Assets/Liabilities (In thousands)

Assets:
Accounts receivable, net	$651
Notes and other receivables	473
Prepaid licenses and maintenance contracts	5
Other current assets	146
Property and equipment, net	41
Intangible assets, net	3,728
Other assets	34
Total Assets	$5,078
Liabilities:
Accounts payable	$(15,952)
Accrued liabilities	(792)
Deferred revenue	(70)
Other liabilities	(40)
Acquisition liability - Integrio	(62)
Total Liabilities	$(16,916)
Total Net Liabilities Deconsolidated as Result of Spin-off	$(11,838)

Note 10 - Deferred Revenue

Deferred revenue as of December 31, 2018 and 2017 consisted of the following (in thousands):

	As of December 31,
	2018	2017
Deferred Revenue, Current
Maintenance agreements	$2	$2
Service agreements	232	56
Total Deferred Revenue, Current	234	58

Total Deferred Revenue	$234	$58

The fair value of the deferred revenue approximates the services to be rendered.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 11 - Debt

Debt as of December 31, 2018 and 2017 consisted of the following (in thousands):

	As of December 31,
	2018	2017
Short-Term Debt
Notes payable (A)	$4,104	$1,917
Revolving line of credit (B)	23	1,141
Total Short-Term Debt	$4,127	$3,058

Long-Term Debt
Notes payable	$74	$175
Senior secured convertible debenture, less debt discount of $417 (C)	--	592
Total Long-Term Debt	$74	$767

(A)	Notes Payable

On November 17, 2017, the Company issued a $1.745 million principal face amount convertible promissory note (the “November Note”) to an accredited investor (the “November Noteholder”) which yielded net proceeds of $1.5 million to the Company pursuant to that certain Securities Purchase Agreement, dated as of November 17, 2017, by and between the Company and the November Noteholder (the “November Note SPA” and together with the November Note, the “November Transaction Documents”). On January 5, 2018, the November Transaction Documents were amended pursuant to a Waiver and First Amendment Agreement (the “Waiver and Amendment Agreement”). The November Note, as amended, bore interest at the rate of 10% per year and was due 10 months after the date of issuance. In accordance with the Waiver and Amendment Agreement, the Conversion Price (as defined in the November Note) was amended to be equal to 70% of the closing bid price reported by Nasdaq as of the date immediately prior to each applicable conversion, subject to a floor of $3.00 (subject to adjustment). The approval of the issuance of the shares of common stock pursuant to the Waiver and Amendment Agreement was obtained at a meeting of stockholders held on February 2, 2018.

Redemptions may have occurred at any time after the 6-month anniversary of the date of issuance of the November Note with a minimum redemption price equal to the Conversion Price. If the Conversion Price was less than the market price, then the redemptions must have been made in cash. The November Note contained standard events of default and a schedule of redemption premiums and a most favored nations provision, which allowed for adjustments upon dilutive issuances, which was subject to a floor of $3.00.

On May 23, 2018, the Company and the November Noteholder entered into a Standstill Agreement whereby the November Noteholder agreed to delay for a period of nine months following the Purchase Price Date its right to make redemptions under the November Note. In exchange for the agreement and for reimbursement of the fees incurred by the November Noteholder in having the Standstill Agreement prepared, the Company paid the November Noteholder $68,000 upon execution of the agreement, which is included as a part of interest expense in the consolidated statement of operations.

On August 30, 2018, the Company entered into a Standstill Agreement with the November Noteholder. Pursuant to the Standstill Agreement, the November Noteholder agreed that its right to redeem all or any portion of the November Note would not commence until the date that is the earlier of (i) 12 months after the purchase price date, and (b) five trading days following receipt of approval from Inpixon’s stockholders, as may be required in accordance with applicable Nasdaq Listing Rules, to amend the terms of the November Note to modify the Conversion Price and the Minimum Redemption Price, as those terms are defined in the November Note, on terms that are acceptable to the November Noteholder. The Standstill Agreement also extended the maturity date of the November Note to December 31, 2018. Inpixon paid the November Noteholder $75,000 as consideration for the November Noteholder’s consent to enter into the Standstill Agreement and accordingly expensed the $75,000 to interest expense on the date paid.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 11 - Debt (continued)

(A)	Notes Payable (continued)

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

On October 5, 2018, in connection with the issuance of the Exchange Shares, the exercise price of the warrants issued in the Company’s public offering on April 24, 2018 (as described in Note 13) was adjusted to $10.80 per share and increased the number of shares of common stock issuable upon exercise of such warrants to 1,364,169 shares of common stock. The Company has presented a deemed dividend of $8,817,000 on the consolidated statements of operations for this price reset.

On January 29, 2019, the November Note was deemed paid in full and automatically deemed canceled as more fully described in Note 24.

October 2018 Note Purchase Agreement and Promissory Note

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

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 11 - Debt (continued)

(A)	Notes Payable (continued)

December 2018 Note Purchase Agreement and Promissory Note

On December 21, 2018 the Company entered into a note purchase agreement with an institutional investor (the “Holder”), pursuant to which the Company agreed to issue and sell to the Holder an unsecured promissory note (the “December 2018 Note”) in an aggregate principal amount of $1,895,000 (the “Initial Principal Amount”), which is payable on or before the date that is 10 months from the issuance date. The Initial Principal Amount includes an original issue discount of $375,000 and $20,000 that the Company agreed to pay to the Holder to cover the Holder’s legal fees, accounting costs, due diligence, monitoring and other transaction costs. In exchange for the December 2018 Note, the Holder paid an aggregate purchase price of $1,500,000. Interest on the Note accrues at a rate of 10% per annum and is payable on the maturity date or otherwise in accordance with the December 2018 Note. The Company may pay all or any portion of the amount owed earlier than it is due; provided, that in the event the Company elects to prepay all or any portion of the outstanding balance, it shall pay to the Holder 115% of the portion of the outstanding balance the Company elects to prepay. Beginning on the date that is 6 months from the issuance date and at the intervals indicated below until the December 2018 Note is paid in full, the Holder shall have the right to redeem up to an aggregate of 1/3 of the initial principal balance of the December 2018 Note each month (each monthly exercise, a “Monthly Redemption Amount”) by providing written notice (each, a “Monthly Redemption Notice”) delivered to the Company; provided, however, that if the Holder does not exercise any Monthly Redemption Amount in its corresponding month then such Monthly Redemption Amount shall be available for the Holder to redeem in any future month in addition to such future month’s Monthly Redemption Amount. Upon receipt of any Monthly Redemption Notice, the Company shall pay the applicable Monthly Redemption Amount in cash to the Holder within 5 business days of the Company’s receipt of such Monthly Redemption Notice.

Amendment to Note Purchase Agreements

On February 8, 2019, the Company entered into a global amendment (the “Global Amendment”) to the Note and the December 2018 Note to delete the phrase “by cancellation or exchange of the Note, in whole or in part” from Section 8.1 of those agreements. The Company also agreed to pay the Holder’s fees and other expenses in an aggregate amount of $80,000.00 (the “Fee”) in connection with the preparation of the Global Amendment by adding $40,000.00 of the Fee to the outstanding balance of each of the notes.

(B)	Revolving Line of Credit

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

In connection with the purchase and assignment of the GemCap Loan in accordance with the Purchase Agreement, the GemCap Loan was amended and restated in accordance with the terms and conditions of the Payplant Loan and Security Agreement, dated as of August 14, 2017, between the Company and Payplant (the “Loan Agreement”). The Loan Agreement allows the Company to request loans from the Lender (in the manner provided therein) with a term of no greater than 360 days in amounts that are equivalent to 80% of the face value of purchase orders received. The Lender is not obligated to make the requested loan, however, if the Lender agrees to make the requested loan, before the loan is made, the Company must provide Lender with (i) one or more promissory notes for the amount being loaned in favor of Lender, (ii) one or more guaranties executed in favor of Lender and (iii) other documents and evidence of the completion of such other matters as Lender may request. The principal amount of each loan shall accrue interest at a 30 day rate of 2% (the “Interest Rate”), calculated per day on the basis of a year of 360 days and, when combined with all fees that may be characterized as interest will not exceed the maximum rate allowed by law. Upon the occurrence and during the continuance of any event of default, interest shall accrue at a rate equal to the Interest Rate plus 0.42% per 30 days. All computations of interest shall be made on the basis of a year of 360 days. The promissory note is subject to the interest rates described in the Loan Agreement and is secured by the assets of the Company pursuant to the Loan Agreement and will be satisfied in accordance with the terms of the Payplant Client Agreement.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 11 - Debt (continued)

(B)	Revolving Lines of Credit (continued)

Payplant Accounts Receivable Bank Line (continued)

On August 31, 2018, Inpixon, Sysorex, SGS, and Payplant executed Amendment 1 to Payplant Client Agreement (the “Amendment”). Pursuant to the Amendment, Sysorex and SGS are no longer parties to the Payplant Client Agreement, originally entered into on August 14, 2017, and have been released from any and all obligations and liabilities arising under the Payplant Client Agreement, whether such obligations and liabilities were in existence prior to or on the date of the Amendment or arise after the date of the Amendment.

(C)	Senior Secured Debenture

As of January 1, 2017, the Company had outstanding an 8% Original Issue Discount Senior Convertible Debenture in the amount of $3.8 million net of a debt discount of $1.9 million. The debenture was due on August 9, 2018 and interest was payable quarterly on February 9, May 9, August 9 and November 9, commencing on May 9, 2017, as well as the dates on which principal payments are made, as described in the debenture in cash, or upon notice to the holder and compliance with certain equity conditions as set forth in the debenture in shares of the Company’s common stock. The debenture was convertible any time at the option of the holder at a conversion price of $900.00 per share, subject to adjustments provided in the debenture. Subject to certain equity conditions, the Company had the option to redeem the debenture before its maturity by payment in cash of 120% or 110% (depending on the timing of the redemption) of the then outstanding principal amount plus accrued interest and other charges. The Company was required to redeem 25% of the initial principal amount of the debenture plus accrued unpaid interest and other charges in November 2017, February 2018, May 2018, and August 2018.

On June 2, 2017, the Company repaid $200,000 of the debenture. On June 30, 2017, after the close of the June 2018 equity raise (see Note 13), the Company repaid $2.65 million of the senior secured debenture.

On December 11, 2017, the Company and the holders of the Debentures, entered into an Amendment Agreement to modify the terms of the Debentures to extend the maturity date of the Debentures from August 9, 2018 to January 2, 2019, to suspend all payments of interest scheduled to be made on the Debentures after December 11, 2017, all Periodic Redemption Amounts on each Periodic Redemption Date (as defined in the Debenture) and any other amounts payable under the Debentures until the Maturity Date, to reduce the conversion price of the Debentures to a fixed price of $288.00, which is based on a discount to the reported closing price of the Company’s common stock as of December 8, 2017, as may be adjusted, but not increased and to provide the Company with a forced conversion right if the VWAP (as defined in the Debenture) equals or exceeds $360.00 (subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock that occur after the date hereof) for any 5 consecutive Trading Days, the Company may, upon the delivery of notice to the Debenture Holders, force the Debenture Holders to convert all or part of the then outstanding principal amount of this Debenture plus, if so specified in the forced conversion notice, accrued but unpaid interest, liquidated damages and other amounts owing to the Holders under the Debenture, so long as the Equity Conditions have been satisfied.

On December 29, 2017, the Company entered into a Second Amendment Agreement to modify the terms of the securities purchase agreement and the Debentures to amend the conversion price then in effect to a price equal to up to a discount of 30% of the closing price of the Company’s common stock as reported by the Nasdaq Stock Market as of the date immediately prior to each applicable conversion date, with a floor of $3.00. During December 31, 2017, the Company calculated the effect of the conversion price amendments to the debenture and recorded an extinguishment loss of $1.5 million, which is presented in the other income (expense) section of the statement of operations for the year ended December 31, 2017.

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

On February 9, 2018, the holder of the Debenture delivered a final conversion notice to the Company pursuant to which it converted $317,000 of principal of the Debenture into 2,645 shares of the Company’s common stock, which satisfied the debenture in full.

The Company analyzed the conversions of the Debenture and determined there was a beneficial conversion feature, which had a value of $439,000. The Company recorded this amount as interest expense-debt discount on the consolidated statement of operations and as an increase to additional paid in capital on the consolidated balance sheet.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 12 - Capital Lease Obligations

During the year ended December 31, 2014, the Company entered into a lease arrangement for furniture with Madison Funding. The lease term was from March 2014 through February 2019. Monthly minimum lease payments were $3,000 and the lease required a security deposit of $14,000. The Company exercised the buy-out option and the lease was paid in full on January 27, 2016.

During the year ended December 31, 2014, the Company entered into a lease arrangement for equipment with Cambridge TelCom Services, Inc. The lease term was from November 2014 through April 2019. Monthly minimum lease payments were $13,000. Cambridge TelCom and the Company agreed to terminate the lease during the year ended December 31, 2017.

Depreciation expense for leased property and equipment for the years ended December 31, 2018 and 2017 were $0 and $119,000, respectively.

Note 13 - Capital Raises

June 2017 Equity Raise

On June 30, 2017, the Company completed a registered underwritten public offering (“the Offering”) of an aggregate of (i) 1,541 Class A Units (the “Class A Units”), with each Class A Unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $1,575.00 (“Exercise Price”) and (ii) 4,060 Class B Units (the “Class B Units”), with each Class B Unit consisting of one share of Series 2 Convertible Preferred Stock, par value $0.001 per share (“Series 2 Preferred”) and one warrant to purchase the number of shares of common stock equal to the number of shares of common stock underlying the Series 2 Preferred at the Exercise Price. The net proceeds to the Company from the transactions, after deducting the underwriter’s discounts and commissions but before paying the Company’s estimated offering expenses, and excluding the proceeds from the exercise of the Warrants, was approximately $5.7 million. In connection with the capital raise, the Company granted in the aggregate 4,771 warrants, which consisted of 1,541 Class A warrants and 4,771 Class B warrants. The fair value of the warrants on the date of the issuance was approximately $3.8 million. The Company determined that the warrants included certain price protection features and, under ASC 815 Derivatives and Hedging, the warrants were deemed to be a derivative liability and are marked to market at each reporting period. On July 1, 2017, the Company early adopted ASU 2017-11 and accordingly has reclassified approximately $3.8 million of derivative liabilities to equity.

In connection with the Offering, the Company entered into that certain waiver and consent agreement, dated June 28, 2017, with those purchasers signatory to that certain securities purchase agreement, dated as of December 12, 2016. Pursuant to the terms of the Waiver and Consent Agreement, the December 2016 Purchasers agreed to waive the variable rate transaction prohibition contained in the December 2016 SPA, which, if not waived, prohibited the adjustment to the exercise price set forth in the Warrants. In consideration of the Waiver, the warrants held by the December 2016 Purchasers issued in accordance with the December 2016 SPA were amended to equal the Exercise Price of the warrants issued in the Offering and to provide for an adjustment to the Exercise Price to the extent shares of Common Stock are issued or sold for a consideration per share that is less than the exercise price then in effect; provided, that the exercise price will not be less than $600.00 per share. The impact of this modification was deemed to be de minimis for the year ended December 31, 2017.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 13 - Capital Raise (continued)

June 2017 Equity Raise (continued)

Agreement with Warrant Holders

On August 9, 2017, the Company entered into a warrant exercise agreement with certain participants in the Offering pursuant to which such warrant holders agreed to exercise, for up to an aggregate of 917 shares of common stock, the warrants (the “Warrants”) issued pursuant to that certain warrant agency agreement, dated as of June 30, 2017 (the “Warrant Agency Agreement”), by and between the Company and Corporate Stock Transfer, as warrant agent (the “Warrant Agent”), provided that the Company would agree to:

(a) amend the Warrant Agency Agreement to reduce the exercise price of the Warrants from $1,590.00 per share to $360.00 per share in accordance with the terms and conditions of Amendment No. 1 to the Warrant Agency Agreement, dated August 9, 2017 between the Company and the Warrant Agent, with the consent of Aegis Capital Corp. and the registered holders of a majority of the outstanding Warrants. The impact of this modification was deemed to be de minimis for the year ended December 31, 2017; and

(b) issue additional warrants to the Warrant Holders, for the number of shares of common stock that will be equal to the number of exercised shares purchased by such Warrant Holder (the “Additional Warrant Shares”), at an exercise price of $660.00 per share for warrants to purchase up to an aggregate of 917 shares of common stock. In connection with the grant of the additional 917 warrants which have a life of 5 years, under the terms of the agreement included a fundamental transaction clause, which provided for the warrant holder to be paid in cash upon an event as defined in the warrant agreement. The cash payment is to be computed under a Black-Scholes valuation model for the unexercised portion of the warrant. Accordingly, under ASC 815 Derivatives and Hedging, the warrants were deemed to be a derivative liability and are marked to market at each reporting period. The fair value of the warrants on the date of the issuance was approximately $349,000 and was recorded as a charge to the statement of operations in other income and expenses. As of December 31, 2017, the fair value of the warrants was approximately $48,000.

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

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 13 - Capital Raise (continued)

February 2018 Public Offering (continued)

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

The embedded conversion option associated with the Series 3 Preferred shares has a beneficial conversion feature, which has a value of $1,508,000. The Company recorded this amount as a deemed dividend on the consolidated statement of operations for these beneficial conversion features.

Following the April offering described below, the exercise price of the February 2018 Warrants was reduced to the floor price of $25.36 and the number of shares issuable upon exercise of such warrants was increased to 1,057,178 shares of common stock.

April 2018 Public Offering

On April 24, 2018, the Company completed a public offering consisting of 10,115 units at a price to the public of $1,000 per unit, each consisting of (i) one share of our newly designated Series 4 convertible preferred stock (the “Series 4 Preferred”) with a stated value of $1,000 and initially convertible into approximately 54 shares of common stock, at a conversion price of $18.40 per share (subject to adjustment) and (ii) one warrant to purchase such number of shares of common stock as each share of Series 4 Preferred is convertible into. The warrants are immediately exercisable at an initial exercise price of $26.80 per share (subject to adjustment). The Company received approximately $10.1 million in gross proceeds from this offering, before deducting placement agent fees and offering expenses payable by the Company. After deducting placement agent fees and expenses, the net proceeds from this offering were approximately $9.2 million.

The embedded conversion option associated with the Series 4 Preferred shares has a beneficial conversion feature, which has a value of $673,000. Additionally, the embedded conversion option had a price reset feature, which resulted in the reduction of the conversion price from $18.40 to $7.12 on June 25, 2018, which has a value of $4,226,000. The Company recorded $4,899,000 as a deemed dividend on the consolidated statement of operations for these beneficial conversion features.

As described above, the April offering reset the price of the February 2018 Warrants to the floor price of $25.36 and the number of shares issuable upon exercise of such warrants was increased to 1,057,178 shares of common stock. The Company has presented a deemed dividend of $4,828,000 on the consolidated statement of operations for this price reset.

Following the rights offering described below (See Note 25), the conversion price of the Series 4 Preferred was reduced to the floor price of $4.96 and the exercise price of the warrants issued in the April offering were also reduced to the floor price of $4.96 and the number of shares issuable upon exercise of such warrants was increased to 2,769,000 shares of common stock.

Note 14 - Common Stock

During the three months ended March 31, 2017, the Company issued 2 shares of common stock related to the acquisition of Integrio Technologies, LLC, which were fully vested upon the date of grant. The Company recorded an expense of $7,050 for the fair value of those shares.

During the three months ended March 31, 2017, the Company issued 3 shares of common stock for services, which were fully vested upon the date of grant. The Company recorded an expense of approximately $14,100 for the fair value of those shares.

During the three months ended March 31, 2017, the Company issued 16 of common stock for the settlement of $567,000 of shares held in escrow related to the LightMiner asset acquisition.

During the three months ended March 31, 2017, the Company issued 1 share of common stock for fractional shares due to the March 1, 2017 reverse stock split.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 14 - Common Stock (continued)

On April 19, 2017, Inpixon entered into an exchange agreement with Hillair Capital Investments L.P. (“Hillair”) in connection with an interest payment due on May 9, 2017 pursuant to the Company’s 8% Original Issue Discount Senior Secured Convertible Debenture in the principal amount of $5,700,000. In accordance with the exchange agreement, solely in respect of the interest payment in the amount of approximately $343,000 due on May 9, 2017, the parties agreed that $315,700 of such interest payment would be made in in the form of 92 shares of the Company’s common stock issued at an interest conversion rate equal to $86.10 per share. The shares were issued on April 20, 2017.

On May 8, 2017, Hillair delivered a conversion notice to the Company pursuant to which it converted 2,250 shares of the Company’s Series 1 Convertible Preferred Stock into 83 shares of the Company’s common stock. Such shares of common stock were issued on May 9, 2017.

On June 30, 2017, and as more fully described in Note 17, the Company issued 1,541 shares of common stock at $31.50 per share for proceeds of approximately $1.9 million.

During the three months ended June 30, 2017, the Company issued 44 shares of common stock for services, which were fully vested upon the date of grant. The Company recorded an expense of approximately $144,800 for the fair value of those shares.

During the three months ended September 30, 2017, the Company issued 82 shares of common stock for services, which were fully vested upon the date of grant. The Company recorded an expense of $87,000 for the fair value of those shares.

During the three months ended September 30, 2017, the Company issued 1,754 shares of common stock for the conversion of 2,210 of Series 2 Preferred Stock.

During the three months ended September 30, 2017, pursuant to an exchange agreement the Company cancelled 1,850 shares of Series 2 Preferred Stock and issued 4,672 shares of common stock.

During the three months ended September 30, 2017, the Company issued 2,747 shares of common stock in connection with the exercise of 109,870 warrants at $9.00 a share.

During the three months ended December 31, 2017, 51,514 warrants were exercised in exchange for 1,288 of the Company’s common stock at $9.00 a share. The Company received approximately $464,000 in proceeds from the warrants exercised.

On December 6, 2017, the Company entered into subscription agreements with certain service providers and vendors in connection with the issuance by the Company of an aggregate of 1,765 shares of the Company’s common stock, including 785 shares issued at closing and rights to acquire up to an additional 980 shares of common stock at a purchase price of $10.20 per share, in satisfaction of an aggregate of $775,000 payable to the providers by the Company for services rendered. The Company did not receive any cash proceeds from the issuance and sale of the shares. In connection with the exercise of the rights granted pursuant to the subscription agreements, on December 14, 2017, an additional 784 of the shares were issued and, on January 5, 2018, the final 196 shares of common stock were issued.

Effective as of December 15, 2017, the Company, pursuant to certain exchange agreements, by and between the Company and the December 2016 Purchasers, agreed to issue up to an aggregate of 1,667 shares of the Company’s common stock to the December 2016 Purchasers, in exchange for the termination and cancellation of the 8,333 of the December 2016 Warrants. The Company recorded a charge of approximately $434,000 for the incremental increase in the fair value of 66,667 shares of common stock issued in connection with the cancellation of the 8,333 warrants to purchase common stock that were issued in December 2016 as part of its capital raise.

During December 2017, 5,725 shares of the Company’s common stock were issued to pay $1,649,000 in principal of debentures at a conversion rate equal to $7.20 per share.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 14 - Common Stock (continued)

During December 2017, 827 shares of the Company’s common stock were issued to pay $158,000 in principal of debentures at a conversion rate equal to $4.77 per share.

During the three months ended December 31, 2017, the Company issued 133 shares of common stock for services, which were fully vested upon the date of grant. The Company recorded an expense of approximately $55,000 for the fair value of those shares.

On January 5, 2018, the Company issued 196 shares of common stock pursuant to a subscription agreement with a service provider at a purchase price of $408.00 per share, in satisfaction of $80,000 payable to the provider.

On January 5, 2018, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company agreed to sell an aggregate of 14,996 shares of the Company’s common stock, at a purchase price of $212.40 per share (see Note 13).

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

On February 9, 2018, the holder of the Debenture delivered a final conversion notice to the Company pursuant to which it converted $317,000 of principal of the Debenture into 2,645 shares of the Company’s common stock, which paid the Debenture in full.

On February 20, 2018, the Company completed a public offering including an aggregate of 83,149 Class A units, at a price to the public of $94.00 per Class A unit, each consisting of one share of the Company’s common stock and a five-year warrant to purchase one share of common stock (see Note 13).

During the three months ended March 31, 2018, 9,773.7252 shares of Series 3 Preferred were converted into 103,976 shares of the Company’s common stock.

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

On October 8, 2018, the Company issued 142,282 shares of the Company’s common stock at an effective price per share of $10.80 to pay $1,536,649 towards the balance of the November Note (see Note 12).

During the three months ended December 31, 2018, 6 shares of Series 4 Preferred were converted into 843 shares of the Company’s common stock.

During the three months ended December 31, 2018, the Company issued 37,500 shares of common stock for services, which were fully vested upon the date of issuance. The Company recorded an expense of approximately $465,000 for the fair value of those shares.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 14 - Common Stock (continued)

During the three months ended December 31, 2018, the Company issued 27,653 shares of common stock for fractional shares due to the reverse stock split effective November 2, 2018.

During the three months ended December 31, 2018, the Company issued 92,489 shares of common stock in connection with the exercise of 92,489 warrants at $10.80 a share.

Note 15 - Preferred Stock

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

The Series 1 Convertible Preferred Stock is convertible at any time by the shareholder. The number of shares of common stock to be issued is computed by dividing the Stated Value of the share of Preferred Stock, defined as $15,000, by the Conversion Price, defined as $675.00. In addition under the terms of the agreement if, at any time following the six month anniversary of the original issue date or, in the event the Company sells or grants any option to purchase or sells or grants any right to reprice, or otherwise disposes of or issues any shares of common stock or common stock equivalents at an effective price per share that is lower than the conversion price, then the conversion price is reduced to equal the lower price. The holders of the Company’s Series 1 Convertible Preferred Stock have no voting rights. Because the conversion option associated with the Series 1 Convertible Preferred Stock is clearly and closely related to the host instrument, the conversion option does not require bifurcation and classification as a derivative liability. During the year ended December 31, 2017, the Company issued 83 shares of common stock for the conversion of the Series 1 convertible preferred stock. There were 0 shares of Series 1 Preferred Stock issued and outstanding as of December 31, 2018 and 2017, respectively.

Series 2 Convertible Preferred Stock

On June 29, 2017, Inpixon filed with the Secretary of State of the State of Nevada the Certificate of Designation that created the Series 2 Convertible Preferred Stock, par value $0.001 per share (“Series 2 Preferred”), authorized 4,669 shares of Series 2 Preferred and designated the preferences, rights and limitations of the Series 2 Preferred. The Series 2 Preferred is non-voting (except to the extent required by law). The Series 2 Preferred was convertible into the number of shares of the Company’s common stock, par value $0.001 per share, determined by dividing the aggregate stated value of the Series 2 Preferred of $1,000 per share to be converted by $1,260.00.

On June 30, 2017, the Company completed a registered underwritten public offering and sold 4,060 Class B Units with each Class B Unit consisting of one share of Series 2 Preferred and one warrant to purchase the number of shares of common stock equal to the number of shares of common stock underlying the Series 2 Preferred (See Note 13). During the three months ended September 30, 2017, the 4,060 shares of Series 2 Preferred Stock were converted to 6,426 shares of common stock (see Note 14). There were 0 shares of Series 2 Preferred issued and outstanding as of December 31, 2018 and 2017, respectively.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 15 - Preferred Stock (continued)

Series 2 Convertible Preferred Stock (continued)

On August 14, 2017, the Company entered into an exchange right agreement with Hillair, pursuant to which the Company granted Hillair the right to exchange 1,850 of the Company’ s Series 2 Convertible Preferred Stock (the “Preferred Shares”) for up to an aggregate of 4,672 shares of the Company’ s common stock. Pursuant to the exchange right agreement, for so long as the Preferred Shares remained outstanding, each outstanding Preferred Share may have been exchanged for the number of Exchange Shares equal to the quotient obtained by dividing $1,000 by $396.00. The exchange of the Preferred Shares would not be effected if, after giving effect to the exchange Hillair, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of the Exchange Shares. Upon not less than 61 days’ prior notice to the Company, Hillair may have increased or decreased the ownership limitation, provided that the ownership limitation in no event exceeded 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of the Exchange Shares. The 1,850 shares of Preferred Shares were converted to common stock during the year ended December 31, 2017. The Company recorded a $756,000 deemed dividend as shown on the statement of operations for the year ended December 31, 2017 for the excess of the fair value of the common stock issued over the carrying value of the preferred stock that was exchanged.

Series 3 Convertible Preferred Stock

On February 15, 2018, the Company filed with the Secretary of State of the State of Nevada the Certificate of Designation that created the Series 3 Convertible Preferred Stock (“Series 3 Preferred”), authorized 10,184.9752 shares of Series 3 Preferred and designated the preferences, rights and limitations of the Series 3 Preferred. The Series 3 Preferred is non-voting (except to the extent required by law). The Series 3 Preferred was convertible into the number of shares of Common Stock, determined by dividing the aggregate stated value of the Series 3 Preferred of $1,000 per share to be converted by $94.00.

On February 20, 2018, the Company completed a public offering including an aggregate of 10,184.9752 Class B units, at a price to the public of $1,000 per Class B unit, each consisting of one share of the Series 3 Preferred with a stated value of $1,000 and initially convertible into approximately 11 shares of our common stock at a conversion price of $94.00 per share (see Note 13).

During the three months ended March 31, 2018, 9773.7252 shares of Series 3 Preferred were converted into 103,976 shares of the Company’s common stock. During the three months ended June 30, 2018, 411.25 shares of Series 3 Preferred were converted into 4,375 shares of the Company’s common stock. As of December 31, 2018, there are no Series 3 Preferred shares outstanding.

Series 4 Convertible Preferred Stock

On April 20, 2018, the Company filed with the Secretary of State of the State of Nevada the Certificate of Designation that created the Series 4 Convertible Preferred Stock (“Series 4 Preferred”), authorized 10,415 shares of Series 4 Preferred and designated the preferences, rights and limitations of the Series 4 Preferred. The Series 4 Preferred is non-voting (except to the extent required by law) and was convertible into the number of shares of common stock, determined by dividing the aggregate stated value of the Series 4 Preferred of $1,000 per share to be converted by $18.40 (the “Conversion Price”).

On April 24, 2018, the Company completed a public offering consisting of 10,115 units at a price to the public of $1,000 per unit, each consisting of (i) one share of our newly designated Series 4 Preferred and (ii) one warrant to purchase such number of shares of common stock as each share of Series 4 Preferred is convertible into (see Note 13).

On June 25, 2018, in accordance with the terms of the price reset provisions described in the Certificate of Designations the Conversion Price of the Series 4 Preferred was adjusted to $7.12. On January 15, 2019, following the rights offering described below (See Note 25), the Conversion Price of the Series 4 Preferred was reduced to the floor price of $4.96.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 15 - Preferred Stock (continued)

Series 4 Convertible Preferred Stock (continued)

During the three months ended June 30, 2018, 7,796.7067 shares of Series 4 Preferred were converted into 718,452 shares of the Company’s common stock. During the three months ended September 30, 2018, 2,311.2933 shares of Series 4 Preferred were converted into 324,803 shares of the Company’s common stock. During the three months ended December 31, 2018, 6 shares of Series 4 Preferred were converted into 843 shares of the Company’s common stock. As of December 31, 2018, there was 1 share of Series 4 Preferred outstanding.

Note 16 - Authorized Share Increase and Reverse Stock Split

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

The consolidated financial statements and accompanying notes give effect to the 1-for-15, 1-for-30 and 1-for-40 reverse stock splits and increase in authorized shares as if they occurred at the first period presented.

Note 17 - Stock Options

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

The aggregate number of shares that may be awarded under the 2011 Plan as of December 31, 2018 is 2,640 and awarded under the 2018 Plan as of December 31, 2018 is 5,000,000. As of December 31, 2018, 73,043 of options were granted to employees, directors and consultants of the Company (including 39 shares outside of our Options Plans) and 4,929,636 options were available for future grant under the Option Plans.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 17 - Stock Options (continued)

During the year ended December 31, 2017, the Company granted options for the purchase of 29 shares of common stock to employees and directors of the Company. These options vest pro-rata over 48 months and have a life of ten years and an exercise price of $4,179.00 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the awards was determined to be $51,000. The fair value of the common stock as of the grant date was determined to be $4,179.00 per share.

During the year ended December 31, 2018, the Company granted options under the 2018 Plan for the purchase of 76,009 shares of common stock to employees and consultants of the Company. These options are 100% vested or vest pro-rata over 48 months, have a life of ten years and an exercise price between $6.42 and $12.68 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the awards was determined to be $428,000. The fair value of the common stock as of the grant date was determined to be between $6.42 and $12.68 per share.

During the year ended December 31, 2018 and 2017, the Company recorded a charge of $1,494,000 and $1,533,000, respectively, for the amortization of employee stock options.

As of December 31, 2018, the fair value of non-vested options totaled $196,411, which will be amortized to expense over the weighted average remaining term of 0.64 years.

The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. Key weighted-average assumptions used to apply this pricing model during the years ended December 31, 2018 and 2017 were as follows:

	For the Years Ended December 31,
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

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 17 - Stock Options (continued)

The following table summarizes the changes in options outstanding during the years ended December 31, 2017 and 2018:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2017	574	$26,184.45	$--
Granted	29	4,178.57	--
Exercised	--	--	--
Expired	(75)	30,321.43	--
Forfeitures	(167)	18,350.30	--
Outstanding at December 31, 2017	361	$27,181.28	$--
Granted	76,009	12.55	--
Exercised	--	--	--
Expired	(2,614)	594.45	--
Forfeitures	(713)	1,017.33	--
Outstanding at December 31, 2018	73,043	$116.20	$--

Exercisable at December 31, 2017	176	$33,727.36	$--

Exercisable at December 31, 2018	67,363	$104.57	$--

Note 18 - Warrants

On June 30, 2017, the Company granted warrants for the purchase of 4,771 shares of stock in connection with a public offering and is more fully described in Note 13. The warrants are exercisable for 5 years at an exercise price equal to $360.00 per share.

On August 9, 2017, the Company granted warrants for the purchase of 917 shares of common stock in connection with an agreement with warrant holders and is more fully described in Note 13. The warrants are exercisable for 5 years at an exercise price equal to $660.00 per share.

During the three months ended September 30, 2017, 2,747 warrants were exercised in exchange for 2,747 of the Company’s common stock at $360.00 a share. The Company received approximately $989,000 in proceeds from the warrants exercised.

During the three months ended December 31, 2017, 1,288 warrants were exercised in exchange for 1,288 of the Company’s common stock at $360.00 a share. The Company received approximately $464,000 in proceeds from the warrants exercised.

During the three months ended December 31, 2018, the Company issued 92,489 shares of common stock in connection with the exercise of 92,489 warrants at $0.27 a share.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 18 - Warrants (continued)

The following table summarizes the changes in warrants outstanding during the years ended December 31, 2017 and 2018:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2017	240	$11,616.00	$--
Granted	5,698	408.00	--
Exercised	(4,035)	360.00	--
Expired	(15)	5,616.00	--
Cancelled	(805)	422.00	--
Outstanding at December 31, 2017	1,083	$387.20	$--

Granted	2,459,840	$17.86	--
Exercised	(92,489)	0.27	--
Expired	(3)	18,000.00	--
Cancelled	--	--	--
Outstanding at December 31, 2018	2,368,431	$19.26	$--

Exercisable at December 31, 2017	1,083	$387.20	--

Exercisable at December 31, 2018	2,368,431	$19.26	--

Note 19 - Income Taxes

The domestic and foreign components of income (loss) before income taxes from continuing operations for the years ended December 31, 2018 and 2017 are as follows (in thousands):

	2018	2017
Domestic	$(18,336)	$(16,260)
Foreign	(1,447)	(1,821)

Loss from Continuing Operations before Provision for Income Taxes	$(19,783)	$(18,081)

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 19 - Income Taxes (continued)

The income tax provision (benefit) for the years ended December 31, 2018 and 2017 consists of the following (in thousands):

	2018	2017
Foreign
Current	$17	$--
Deferred	(142)	(454)
U.S. federal	--	--
Current	--	--
Deferred	734	9,422
State and local	--	--
Current	7	18
Deferred	391	1,844
	1,007	10,830
Change in valuation allowance	(1,007)	(10,830)

Income Tax Provision	$--	$--

The reconciliation between the U.S. statutory federal income tax rate and the Company’s effective rate for the years ended December 31, 2018 and 2017 is as follows:

	2018	2017
U.S. federal statutory rate	21.0%	34.0%
State income taxes, net of federal benefit	(0.2)	(3.6)
Impairment of goodwill	(0.7)	(5.0)
Impairment of net operating loss	(4.5)	(45.1)
Incentive stock options	(0.5)	(0.4)
Additional Beneficial Conversion Feature	(0.5)	0.0
Federal and state rate change and other	0.8	(8.4)
US-Foreign income tax rate difference	0.4	(0.4)
Other permanent items	(0.5)	(2.1)
Change in valuation allowance	(15.3)	31.0
Effective Rate	0.0%	0.0%

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 19 - Income Taxes (continued)

As of December 31, 2018 and 2017, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:

(in 000s)	2018	2017
Deferred Tax Asset
Net operating loss carryovers	$4,892	$5,458
Deferred revenue	--	1,486
Stock based compensation	646	490
Debt debenture	--	412
Research credits	133	139
Accrued compensation	55	98
Reserves	191	512
Intangibles	1,741	--
Other	470	976

Total Deferred Tax Asset	8,128	9,571
Less: valuation allowance	(7,677)	(8,660)

Deferred Tax Asset, Net of Valuation Allowance	$451	$911

Deferred Tax Liabilities	2018	2017
Intangible assets	$--	$(463)
Fixed assets	--	--
Other	(36)	--
Prepaid maintenance	--	(1)
Capitalized research	(415)	(447)
Total deferred tax liabilities	(451)	(911)

Net Deferred Tax Asset (Liability)	$--	$--

In accordance with applicable U.S. tax laws, the Spin-off as more fully described in Note 9 was determined to result in a taxable gain to the Company. The Company expects to make an election pursuant to section 336(e) to treat the distribution of all the shares of common stock of our wholly-owned subsidiary, Sysorex, as a sale of assets. Net operating losses were utilized to offset any taxable gain resulting from the Spin-off of assets and liabilities. Accordingly, the tax effects, as offset by a valuation allowance, have been recognized in equity.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act tax reform legislation. This legislation made significant changes in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryovers and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from the current rate of 34% to 21%. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities at the enacted rate. In 2017, this revaluation resulted in a provision of $3.0 million to income tax expense in continuing operations and a corresponding reduction in the deferred tax assets, which was offset by an equivalent adjustment to the valuation allowance. The new legislation required the Company to pay tax on the unremitted earnings of its foreign subsidiaries through December 31, 2017. The Company completed its accounting with respect to changes required by the Tax Cuts and Jobs Act, which did not have a material impact on the consolidated financial statements.

The transition tax is based on total post-1986 earnings and profits which were previously deferred from U.S. income taxes. At December 31, 2018, the Company did not have any undistributed earnings of our foreign subsidiaries. As a result, no additional income or withholding taxes have been provided for. The Company does not anticipate any impacts of the global intangible low taxed income (“GILTI”) and base erosion anti-abuse tax (“BEAT) and as such, the Company has not recorded any impact associated with either GILTI or BEAT.

As of December 31, 2018 and 2017, the Company had approximately $55.1 million and $57.4 million, respectively, of U.S. federal and state net operating loss (“NOL”) carryovers available to offset future taxable income. These NOLs, if not utilized, begin expiring in the year ended December 31, 2023.

In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOL carryover is subject to an annual limitation in the event of a change of control, as defined by the regulations. The Company performed an analysis to determine the annual limitation as a result of the changes in ownership that occurred during 2018. Based on the Company’s analysis, the NOL available to offset future taxable income is approximately $6.2 million.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 19 - Income Taxes (continued)

As of December 31, 2018 and 2017, Inpixon Canada, which was acquired on April 18, 2014 as part of the AirPatrol Merger Agreement, had approximately $10.2 million and $9.2 million, respectively, of Canadian NOL carryovers available to offset future taxable income. These NOLs, if not utilized, begin expiring in the year 2026.

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

ASC 740, “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of December 31, 2018 and 2017. As of December 31, 2018 and December 31, 2017, the change in valuation allowance was $(1.0) million and $(10.8) million, respectively.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.  ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company is required to file income tax returns in the United States (federal), Canada, India, and in various state jurisdictions in the United States. Based on the Company’s evaluation, it has been concluded that there are no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements for the years ended December 31, 2018 and 2017.

The Company’s policy for recording interest and penalties associated with unrecognized tax benefits is to record such interest and penalties as interest expense and as a component of selling, general and administrative expense, respectively.  There were no amounts accrued for interest or penalties for the years ended December 31, 2018 and 2017.  Management does not expect any material changes in its unrecognized tax benefits in the next year.

The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities. The Company is subject to examination by U.S. tax authorities beginning with the year ended December 31, 2015. In general, the Canadian Revenue Authority may reassess taxes four years from the date the original notice of assessment was issued. The tax years that remain open and subject to Canadian reassessment are 2014 – 2018. The Company is also subject to examination in India for five years following the filing of the income tax return.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 20 - Fair Value

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

Financial instruments, including accounts receivable and accounts payable are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments. The Company’s other financial instruments include debt payable, the carrying value of which approximates fair value, as the notes bear terms and conditions comparable to market for obligations with similar terms and maturities, as well as warrant and embedded conversion liabilities that are accounted for at fair value on a recurring basis as of December 31, 2017, by level within the fair value hierarchy (in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Warrant liability	-	-	48	48
Derivative liability – December 31, 2017	$-	$-	$48	$48

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

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

	For the Years Ended December 31,
	2018	2017
Risk-free interest rate	2.37%	2.2%
Expected life of option grants	5 years	5 years
Expected volatility of underlying stock	45.53-46.34%	51.08%
Dividends assumption	$--	$--

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

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 20 - Fair Value (continued)

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value during the year ended December 31, 2018 and 2017 (in thousands):

	Warrant Liability	Embedded Conversion Feature	Total Derivative Liabilities

Balance at January 1, 2017	$209	$1	$210
Fair value of warrants issued	393	--	393
Reclassification of warrants to derivative liabilities	3,773	--	3,773
Reclassification of warrants from derivative liabilities to equity	(3,773)	--	(3,773)
Change in fair value of derivative	(554)	(1)	(555)
Balance at January 1, 2018	$48	$--	$48
Change in fair value of derivative	(48)	--	(48)
Balance at December 31, 2018	$--	$--	$--

Note 21 - Credit Risk and Concentrations

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

The Company maintains cash deposits with financial institutions, which, from time to time, may exceed federally insured limits. Cash is also maintained at foreign financial institutions for its Canadian subsidiary and its majority-owned India subsidiary. Cash in foreign financial institutions as of December 31, 2018 and 2017 was immaterial. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash.

The following table sets forth the percentages of revenue derived by the Company from those customers, which accounted for at least 10% of revenues during the years ended December 31, 2018 and 2017 (in thousands):

	For the Year Ended December 31, 2018		For the Year Ended December 31, 2017
	$	%	$	%
Customer A	1,238	33%	--	--
Customer B	--	--	6,700	15%

As of December 31, 2018, Customer C represented approximately 30%, Customer D represented approximately 26%, Customer E represented approximately 13%, Customer F represented approximately 10% and Customer G represented approximately 10% of total accounts receivable. As of December 31, 2017, Customer H represented approximately 15%, Customer I represented approximately 13% and Customer J represented approximately 11% of total accounts receivable.

As of December 31, 2018, one vendor represented approximately 49% of total gross accounts payable. Purchases from this vendor during the year ended December 31, 2018 was $0 million.  As of December 31, 2017, two vendors represented approximately 28% and 14% of total gross accounts payable. Purchases from these vendors during the year ended December 31, 2017 were $6.5 million and $2.8 million.

For the year ended December 31, 2018, one vendor represented approximately 97% of total purchases. For the year ended December 31, 2017, two vendors represented approximately 28% and 12% of total purchases.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 22 - Foreign Operations

The Company’s operations are located primarily in the United States, Canada, India and, prior to the sale of Sysorex Arabia, in Saudi Arabia. Revenues by geographic area are attributed by country of domicile of our subsidiaries. The financial data by geographic area are as follows (in thousands):

	United		Saudi
	States	Canada	Arabia	India	Eliminations	Total
For the Year Ended December 31, 2018:
Revenues by geographic area	$3,737	$19	$--	$301	$(301)	$3,756
Operating income (loss) by geographic area	$(16,956)	$(1,509)	$--	$63	$--	$(18,402)
Net income (loss) by geographic area	$(23,111)	$(1,513)	$--	$63	$--	$(24,561)

For the Year Ended December 31, 2017:
Revenues by geographic area	$3,795	$140	$--	$--	$--	$3,935
Operating loss by geographic area	$(13,210)	$(1,820)	$--	$--	$--	$(15,030)
Net loss by geographic area	$(33,174)	$(1,821)	$(35)	$--	$--	$(35,030)

As of December 31, 2018:
Identifiable assets by geographic area	$11,872	$187	$--	$119	$--	$12,178
Long lived assets by geographic area	$6,233	$140	$--	$28	$--	$6,401

As of December 31, 2017:
Identifiable assets by geographic area	$27,189	$432	$23	$47	$--	$27,691
Long lived assets by geographic area	$9,599	$318	$--	$14	$--	$9,931

Note 23 - Related Party Transactions

Nadir Ali is the CEO of Inpixon as well as the Chairman of the Board of Sysorex.

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

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 23 - Related Party Transactions (continued)

Note Purchase Agreement

On December 31, 2018, the Company and Sysorex entered into a note purchase agreement (the “Note Purchase Agreement”) pursuant to which the Company agreed to purchase from Sysorex at a purchase price equal to the Loan Amount (as defined below), a secured promissory note (the “Secured Note”) for up to an aggregate principal amount of 3,000,000.00 (the “Principal Amount”), including any amounts advanced through the date of the Secured Note (the “Prior Advances”), to be borrowed and disbursed in increments (such borrowed amount, together with the Prior Advances, collectively referred to as the “Loan Amount”), with interest to accrue at a rate of 10% percent per annum on all such Loan Amounts, beginning as of the date of disbursement with respect to any portion of such Loan Amount. In addition, Sysorex agreed to pay $20,000 to the Company to cover the Company’s legal fees, accounting costs, due diligence, monitoring and other transaction costs incurred in connection with the purchase and sale of the Secured Note (the “Transaction Expense Amount”), all of which amount is included in the Principal Amount. Sysorex may borrow repay and borrow under the Secured Note, as needed, for a total outstanding balance, exclusive of any unpaid accrued interest, not to exceed the Principal Amount at any one time.

All sums advanced by the Company to the Maturity Date (as defined below) pursuant to the terms of the Note Purchase Agreement will become part of the aggregate Loan Amount underlying the Secured Note. All outstanding principal amounts and accrued unpaid interest owing under the Secured Note shall become immediately due and payable on the earlier to occur of (i) 24 month anniversary of the date the Secured Note is issued (the “Maturity Date”), (ii) at such date when declared due and payable by the Company upon the occurrence of an Event of Default (as defined in the Secured Note), or (iii) at any such earlier date as set forth in the Secured Note. All accrued unpaid interest shall be payable in cash. The amount owed by Sysorex to the Company as of December 31, 2018 was $2.2 million. On February 4, 2019, the Related Party Note was amended to increase the maximum principal amount that may be outstanding at any time under the Related Party Note from $3,000,000 to $5,000,000.

Note 24 - Commitments and Contingencies

Operating Leases

The Company leases facilities located in California and Canada for its office space under non-cancelable operating leases that expire at various times through 2021. The total amount of rent expense under the leases is recognized on a straight-line basis over the term of the leases. As of December 31, 2018 and 2017, deferred rent payable was $42,000 and $61,000, respectively. Rent expense under the operating leases for the years ended December 31, 2018 and 2017 was $0.6 million and $1.6 million, respectively.

Future minimum lease payments under the above operating lease commitments at December 31, 2018 are as follows (in thousands):

For the Years Ending December 31,	Operating Lease Amounts
2019	$223
2020	210
2021	309
Total	$742

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 24 - Commitments and Contingencies (continued)

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

On April 6, 2018, AVT Technology Solutions, LLC, filed a complaint in the United States District Court Middle District of Florida Tamp Division against Inpixon and Sysorex, formerly Inpixon USA, alleging breach of contract, breach of corporate guaranty and unjust enrichment in connection with non-payment for goods received and requesting a judgment in an amount of not less than $9,152,699. On August 15, 2018, the parties entered into a settlement agreement pursuant to which Sysorex agreed to a settlement payment schedule in connection with this matter. Pursuant to the terms of the settlement agreement, the Company is not liable for any payments to be made by Sysorex or any damages that may arise under such agreement.

On March 19, 2018, the Company was notified by a consultant for advisory services (the “Consultant”) that it believed the Company is required to pay a minimum project fee in an amount equal to $1 million less certain amounts previously paid as a result of the Company’s completion of certain financing transactions. On April 18, 2018, the Consultant filed a demand for arbitration with the American Arbitration Association. The Consultant was awarded approximately $1.1 million under arbitration. (See Note 25)

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 24 - Commitments and Contingencies (continued)

Compliance with Nasdaq Continued Listing Requirement

On May 19, 2017, the Company received written notice from the Listing Qualifications Staff of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it no longer complied with Nasdaq Listing Rule 5550(b)(1) due to our failure to maintain a minimum of $2,500,000 in stockholders’ equity (the “Minimum Stockholders’ Equity Requirement”) or to demonstrate compliance with any alternative to such requirement. On October 24, 2017, the Company received notification from Nasdaq that the Company had not regained compliance with the Minimum Stockholders’ Equity Requirement. The Company appealed the Staff Delisting Determination and requested a hearing that was held on December 7, 2017. As a result, the suspension and delisting was stayed pending the issuance of a written decision by the Nasdaq Hearings Panel. By the decision dated December 14, 2017, the Panel granted the Company’s request for a further extension, through April 23, 2018, to evidence compliance with the $2,500,000 stockholders’ equity requirement. Following the closing of a public offering on April 24, 2018, on May 2, 2018, the Company received a letter from Nasdaq notifying the Company that it had regained compliance with the Minimum Stockholders’ Equity Requirement for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(b)(1).

On May 17, 2018, the Company received written notice from the Listing Qualifications Staff of Nasdaq indicating that, based upon the closing bid price of the Company’s common stock for the last 30 consecutive business days beginning on April 5, 2018 and ending on May 16, 2018, the Company no longer met the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5550(a)(2).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided a period of 180 calendar days, or until November 13, 2018, in which to regain compliance. In order to regain compliance with the minimum bid price requirement, the closing bid price of the Company’s common stock must have been at least $1.00 per share for a minimum of ten consecutive business days, but generally no more than twenty consecutive business days during such 180-day period.

On October 31, 2018, the Company received stockholder approval for a reverse stock split at its 2018 annual meeting of stockholders and implemented a 1-for-40 reverse stock split, effective as of November 2, 2018. Thereafter, the Company complied with the minimum bid price requirement. On November 28, 2018, the Company received written notice from Nasdaq notifying the Company that it had regained compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2).

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 25 - Subsequent Events

During the three months ended March 31, 2019, the Company issued 13,761 shares of common stock in connection with the exercise of 13,761 warrants at $3.33 per share.

During the three months ended March 31, 2019, the Company issued 1,248,324 shares of common stock in connection with the exercise of 2,080,539 warrants as a cashless exercise.

During the three months ended March 31, 2019, 10,014 shares of Series 5 Preferred were converted into 3,007,248 shares of the Company’s common stock.

During the three months ended March 31, 2019, the Company issued 200,000 shares of common stock for services, which were fully vested upon grant. The Company recorded an expense of approximately $242,000.

Series 5 Preferred

On January 14, 2019, the Company filed with the Secretary of State of the State of Nevada the Certificate of Designation that created the Series 5 Convertible Preferred Stock, authorized 12,000 shares of Series 5 Convertible Preferred Stock and designated the preferences, rights and limitations of the Series 5 Convertible Preferred Stock. The Series 5 Convertible Preferred Stock is non-voting (except to the extent required by law). The Series 5 Convertible Preferred Stock is convertible into the number of shares of Common Stock, determined by dividing the aggregate stated value of the Series 5 Convertible Preferred Stock of $1,000 per share to be converted by $3.33.

January 2019 Capital Raise

On January 15, 2019, the Company closed a rights offering whereby it agreed to sell an aggregate of 12,000 units consisting of an aggregate of 12,000 shares of Series 5 Convertible Preferred Stock and 3,600,000 warrants to purchase common stock exercisable for one share of common stock at an exercise price of $3.33 per share in accordance with the terms and conditions of a warrant agency agreement (the “Warrant Agency Agreement”), resulting in gross proceeds to the Company of approximately $12 million, and net proceeds of approximately $10.77 million after deducting expenses relating to dealer-manager fees and expenses, and excluding any proceeds received upon exercise of any warrants.

Following the rights offering, the conversion price of the Series 4 Preferred was reduced to the floor price of $4.96, the exercise price of the warrants issued in the April offering were also reduced to the floor price of $4.96 and the number of shares issuable upon exercise of such warrants was increased to 2,769,000 shares of common stock.

Exchange Agreement

On January 29, 2019, the Company and the November Noteholder of that certain outstanding convertible promissory note, issued on November 17, 2017 (as amended, supplemented or otherwise modified, the “Original Note”), with an outstanding balance of $383,768.07 (the “Remaining Balance”), entered into an exchange agreement (the “Exchange Agreement”), pursuant to which the Company and the Note Holder agreed to (i) partition a new convertible promissory note in the form of the Original Note (the “Partitioned Note”) in the original principal amount equal to the Remaining Balance (the “Exchange Amount”) and then cause the Remaining Balance to be reduced by the Exchange Amount; and (ii) exchange the Partitioned Note for the delivery of 172,869 shares of the Company’s common stock at an effective price share equal to $2.22. Following such partition of the Original Note, the Original Note was deemed paid in full, was automatically deemed canceled, and shall not be reissued.

Amendment to Sysorex Loan Documents

On February 4, 2019, the Company and Sysorex entered into a first amendment agreement (the “First Amendment Agreement”) to that certain Note Purchase Agreement, dated as of December 31, 2018, between the Company and Sysorex (the “NPA”), and that certain Secured Promissory Note issued to the Company by Sysorex on December 31, 2018 (the “Note,” together with the NPA, the “Sysorex Loan Documents”). Pursuant to the terms of the First Amendment Agreement, the Sysorex Loan Documents were amended to increase the maximum principal amount that may be outstanding at any time under the Note from $3,000,000.00 to $5,000,000.00.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 25 - Subsequent Events (continued)

Atlas Settlement

On February 20, 2019, in connection with the satisfaction of an award in an aggregate amount of $1,156,840 plus pre-judgment interest equal to an aggregate of $59,955 (the “Award”) granted to Atlas Technology Group, LLC (“Atlas”) following arbitration proceedings arising out of an engagement agreement, dated September 8, 2016, by and between Atlas and the Company (including its subsidiaries) (the “Engagement Agreement”), the Company, Sysorex and Atlas entered into a settlement agreement (the “Settlement Agreement”) pursuant to which Atlas agreed to (a) reduce the Award by $275,000 resulting in a “Net Award” of $941,796 and (b) accept an aggregate of 749,440 shares of freely-tradable common stock of the Company (the “Settlement Shares”) in satisfaction of the Award which was determined by dividing 120% of the Net Award by $1.508, which was the “minimum price,” as defined under Nasdaq Listing Rule 5635(d).

Pursuant to the Settlement Agreement, after the Company issued and delivered the Settlement Shares to Atlas, the Award was deemed satisfied in full and the parties were deemed to have released each other from any claims arising out of the Engagement Agreement. The Settlement Shares were issued to Atlas pursuant to the Company’s registration statement on Form S-3, as amended (SEC File No. 333-223960), which was declared effective by the Securities and Exchange Commission on June 5, 2018.

In connection with Spin-off of Sysorex, the Company and Sysorex each agreed pursuant to the terms and conditions of that certain Separation and Distribution Agreement, dated August 7, 2018, as amended, that 50% of the costs and liabilities related to the arbitration action arising from the Engagement Agreement would be shared by each party following the Spin-off.  As a result, Sysorex indemnified the Company for half of the total amount paid by the Company to satisfy the Award.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A: CONTROLS AND PROCEDURES

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer (our principal executive officer) and our VP of Finance (our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, our chief executive officer and our VP of Finance concluded that as of December 31, 2018, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our principal executive officer and our principal financial officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework issued in 2013.

Based on the assessment, our principal executive officer and our principal financial officer determined that, as of December 31, 2018, our internal control over financial reporting is effective.

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

Item 10: Directors, Executive Officers and corporate governance

The following table sets forth the names and ages of all of our current directors and executive officers. Our officers are appointed by, and serve at the pleasure of, the Company’s Board of Directors (referred to herein as the “Board”) and/or our Chief Executive Officer.

Name	Age	Position
Nadir Ali	50	Chief Executive Officer and Director
Soumya Das	46	Chief Marketing Officer and Chief Operating Officer
Wendy Loundermon	48	Principal Financial and Accounting Officer, Vice President of Finance and Secretary of Inpixon and Secretary of Inpixon Canada, Inc.
Leonard Oppenheim	72	Director
Kareem Irfan	58	Director
Tanveer Khader	50	Director

Nadir Ali

Mr. Ali has served as our Chief Executive Officer and as a member of our Board since September 2011. Mr. Ali has also served as the chairman of Sysorex (OTCQB: SYSX) since August 2018 and as a member of its board of directors since March 2013. Mr. Ali has also served as the sole member of the board of directors of SGS since August 2002. From November 2015 until the completion of the Spin-off in August 2018, Mr. Ali served as the Chief Executive Officer of Sysorex. From July 2011 until August 2011, he served as President of Sysorex Consulting Inc. and its subsidiaries. As the Chief Executive Officer of the Company, Mr. Ali is responsible for establishing the vision, strategic intent, and the operational aspects of Inpixon. Mr. Ali works with the Inpixon executive team to deliver both operational and strategic leadership and has over 15 years of experience in the consulting and high tech industries.

From 1998 to 2001, Mr. Ali was the co-founder and Managing Director of Tira Capital, an early stage technology fund. Immediately prior thereto, Mr. Ali served as Vice President of Strategic Planning for Isadra, Inc., an e-commerce software start-up, which was acquired by VerticalNet. From 1995 through 1998, Mr. Ali was Vice President of Strategic Programs at Sysorex Information Systems, a computer systems integrator, which was acquired by Vanstar Government Systems in 1997. Mr. Ali’s valuable entrepreneurial, management, mergers and acquisitions and technology experience together with his in-depth knowledge of the business of Sysorex led us to the conclusion that he should serve as a member of our Board. Mr. Ali received a Bachelor of Arts degree in Economics from the University of California at Berkeley in 1989. Mr. Ali’s valuable entrepreneurial, management, M&A and technology experience together with his in-depth knowledge of the Company provide him with the qualifications and skills to serve as a director of our Company.

Soumya Das

Mr. Das has served as our Chief Marketing Officer since November 2016 and as our Chief Operating Officer since February 2018. Prior to joining Inpixon, from November 2013 until January 2016, Mr. Das was the Chief Marketing Officer of Indetiv, a security technology company. From January 2012 until October 2013, Mr. Das was the Chief Marketing Officer of SecureAuth, a provider of multi-factor authentication, single sign-on, adaptive authentication and self-services tools for different applications. Prior to joining SecureAuth, Mr. Das was the Vice President, Marketing and Strategy of CrownPeak, a provider of web content management solutions, from April 2010 until January 2012. Mr. Das earned an MBA from Richmond College, London, United Kingdom, a post-graduate diploma in Export/Import Management and Bachelor of Business Management from Andhra University in India.

Wendy Loundermon

Ms. Loundermon, who was appointed our Principal Financial and Accounting Officer on July 19, 2017, has overseen all of Inpixon’s finance, accounting and HR activities from 2002 until October 2014 at which time she became the Vice President of Finance until December 2014. From January 2015 and October 2015, she was appointed Interim CFO of the Company. Thereafter, she continued with the Company as Vice President of Finance. Ms. Loundermon has over 20 years of finance and accounting experience. She is currently responsible for the preparation and filing of financial statements and reports for all companies, tax return filings, and managing the accounting staff. Ms. Loundermon received a Bachelor of Science degree in Accounting and a Master of Science degree in Taxation from George Mason University.

Leonard A. Oppenheim

Mr. Oppenheim has served as a member of our Board since July 2011. Mr. Oppenheim retired from business in 2001 and has since been active as a private investor. From 1999 to 2001, he was a partner in Faxon Research, a company offering independent research to professional investors. From 1983 to 1999, Mr. Oppenheim was a principal in the Investment Banking and Institutional Sales division of Montgomery Securities. Prior to that, he was a practicing attorney. Mr. Oppenheim is a graduate of New York University Law School. Mr. Oppenheim served on the Board of Apricus Biosciences, Inc. (Nasdaq: APRI), a publicly held bioscience company, from June 2005 to May 2014. Mr. Oppenheim’s public company board experience is essential to the Company. Mr. Oppenheim also meets the Audit Committee Member requirements as a financial expert. Mr. Oppenheim’s public company board experience and financial knowledge provide him with the qualifications and skills to serve as a director of our Company.

Kareem M. Irfan

Mr. Irfan has served as a member of our Board since July 2014. Since 2014, Mr. Irfan has been the CEO (Global Businesses) of Cranes Software International (Cranes), a business group offering business intelligence, data analytics and engineering software solutions and services. Previously, Mr. Irfan was Chief Strategy Officer at Cranes starting in 2011. From 2005 until 2011, he was General Counsel at Schneider Electric, a Paris-based global company that specializes in electricity distribution, automation and energy management solutions. Mr. Irfan served earlier as Chief IP & IT Counsel at Square D Co., a US-based electrical distribution and automation business, and also practiced law at two international IP law firms in Chicago. Mr. Irfan is a graduate of DePaul University College of Law, holds a MS in Computer Engineering from the University of Illinois, and a BS in Electronics Engineering from Bangalore University. Mr. Irfan’s extensive experience in advising information technology companies, managing corporate governance and regulatory management policies, and over fifteen years of executive management leadership give him strong qualifications and skills to serve as a director of our Company.

Tanveer A. Khader

Mr. Khader has served as a member of our Board since July 2014. Since 2010, Mr. Khader has been the Executive Vice President of Systat Software Inc., a company offering scientific software products for statisticians and researchers. Prior thereto he was Senior Vice President from 2008-2010, Vice President from 2004-2008, and General Manager from 2002-2004. Mr. Khader holds a BE in Engineering from Bangalore University and a degree in Business Administration from St. Joseph’s Commerce College. Mr. Khader’s extensive experience with software development, data analytics and strategic planning give him the qualifications and skills to serve as director of our Company.

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

Our Board held 7 meetings during 2018 and acted through 13 written consents. Except for Tanveer Khader, no member of our Board attended fewer than 75% of the aggregate of (i) the total number of meetings of the Board (held during the period for which he or she was a director) and (ii) the total number of meetings held by all committees of the Board on which such director served (held during the period that such director served). Members of our Board are invited and encouraged to attend our annual meeting of stockholders.

Independence of Directors

In determining the independence of our directors, we apply the definition of “independent director” provided under the listing rules of Nasdaq. Pursuant to these rules, the Board has determined that all of the directors currently serving on the Board are independent within the meaning of Nasdaq Listing Rule 5605 with the exception of Nadir Ali, who is an executive officer.

Committees of our Board

The Board has three standing committees: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee.

Audit Committee

The Audit Committee consists of Leonard Oppenheim, Tanveer Khader, and Kareem Irfan, all of whom are “independent” as defined under section 5605(a)(2) of the Nasdaq Listing Rules. Mr. Oppenheim is the Chairman of the Audit Committee. In addition, the Board has determined that Leonard Oppenheim qualifies as an “audit committee financial expert” as defined in the rules of the SEC. The Audit Committee operates pursuant to a charter, which can be viewed on our website at http://www.inpixon.com (under “Investors”). The Audit Committee met 5 times during 2018. All members attended more than 75% of such committee meetings. The role of the Audit Committee is to:

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

Compensation Committee

The Compensation Committee consists of Kareem Irfan, Leonard Oppenheim and Tanveer Khader, all of whom are “independent” as defined in section 5605(a)(2) of the Nasdaq Listing Rules. Mr. Irfan is the Chairman of the Compensation Committee. The Compensation Committee met 4 times during 2018. All members attended 75% or more of such committee meetings. The role of the Compensation Committee is to:

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

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee, or the “Governance Committee,” consists of Tanveer Khader, Leonard Oppenheim and Kareem Irfan, all of whom are “independent” as defined in section 5605(a)(2) of the Nasdaq Listing Rules. Mr. Khader is the Chairman of the Governance Committee. The Nominating and Corporate Governance Committee met 1 time during 2018. Except for Kareem Irfan who missed the meeting, all members attended the meeting. The role of the Governance Committee is to:

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

Stockholder Proposals and Director Nominations and Recommendations. Stockholder proposals are reviewed by the Secretary for compliance with the requirements for such proposals set forth in our Bylaws and in Regulation 14a-8 promulgated under the Exchange Act. Stockholder proposals that meet these requirements will be summarized by the Secretary. Summaries and copies of the stockholder proposals are circulated to the Chairman of the Governance Committee.

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

There is no difference in the manner in which the Governance Committee evaluates nominees for director based on whether the nominee is recommended by a stockholder. In evaluating nominations to the Board, the Governance Committee also looks for depth and breadth of experience within the Company’s industry and otherwise, outside time commitments, special areas of expertise, accounting and finance knowledge, business judgment, leadership ability, experience in developing and assessing business strategies, corporate governance expertise, and for incumbent members of the Board, the past performance of the incumbent director. Each of the candidates nominated for election to our Board at our last annual meeting of stockholders was recommended by the Governance Committee.

Code of Business Conduct and Ethics

The Board has adopted a code of business conduct and ethics (the “Code”) designed, in part, to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with or submits to the SEC and in the Company’s other public communications, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of Code violations to an appropriate person or persons, as identified in the Code and accountability for adherence to the Code. The Code applies to all directors, executive officers and employees of the Company. The Code is periodically reviewed by the Board. In the event we determine to amend or waive certain provisions of the Code, we intend to disclose such amendments or waivers on our website at http://www.inpixon.com under the heading “Investors” within four business days following such amendment or waiver or as otherwise required by the Nasdaq Listing Rules.

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

Board Leadership Structure

The Chairman of the Board presides at all meetings of the Board, unless such position is vacant, in which case, the Chief Executive Officer of the Company presides. The office of Chairman of the Board has been vacant since the resignation of Abdus Salam Qureishi in September 2016.

The Company has no fixed policy with respect to the separation of the offices of the Chairman of the Board and Chief Executive Officer. The Board believes that the separation of the offices of the Chairman of the Board and Chief Executive Officer is in the best interests of the Company and will review this determination from time to time.

Compliance with Section 16 of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2018, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2018, and the representations made by the reporting persons to us, we do not believe that that any person who, at any time during such fiscal year was a director, officer or beneficial owner of more than 10% of the Company’s common stock, failed to comply with all Section 16(a) filing requirements during the fiscal year.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)		Total ($)

Nadir Ali,	2018	$279,400	$140,000	$79,022	$225,295	(2)	$723,717
Chief Executive Officer	2017	$252,400	$40,000	$--	$158,000	(3)	$450,400

Souma Das	2018	$265,625	$83,000	$47,415	$21,127	(4)	$417,167
Chief Marketing Officer	2017	$250,000	$48,000	$19,950	$--		$317,950

Wendy Loundermon	2018	$255,938	$50,000	$55,317	$24,038	(5)	$385,293
VP of Finance	2017	$221,145	$96,250	$--	$--		$317,395

(1)	The fair value of employee option grants are estimated on the date of grant using the Black-Scholes option pricing model with key weighted average assumptions, expected stock volatility and risk free interest rates based on US Treasury rates from the applicable periods.
(2)	Accrued vacation paid as compensation, automobile allowance and housing allowance.
(3)	Represents fringe benefits and auto allowance.
(4)	Represents commission and automobile allowance.
(5)	Accrued vacation paid as compensation.

Outstanding Equity Awards at Fiscal Year-End

Other than as set forth below, there were no outstanding unexercised options, unvested stock, and/or equity incentive plan awards issued to our Named Executive Officers as of December 31, 2018.

		Option Awards							Stock Awards
Name	Grant Date	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested #	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Nadir Ali	12/21/2012	8	(1)	-0-		-0-	5,014.29	12/21/2022	-0-	-0-	-0-	-0-
	08/14/2013	39	(1)	-0-		-0-	43,392.86	08/14/2023	-0-	-0-	-0-	-0-
	04/17/2015	31	(2)	1	(2)	-0-	37,285.72	04/17/2025	-0-	-0-	-0-	-0-
	05/17/2018	14,001	(1)	-0-		-0-	12.68	05/17/2028	-0-	-0-	-0-	-0-

Soumya Das	02/03/2017	5	(2)	5	(2)	-0-	4,178.57	02/03/2027	-0-	-0-	-0-	-0-
	05/17/2018	8,401	(1)	-0-		-0-	12.68	05/17/2028	-0-	-0-	-0-	-0-

Wendy Loundermon	12/05/2011	6	(1)	-0-		-0-	22,500.00	12/05/2021	-0-	-0-	-0-	-0-
	12/21/2012	5	(1)	-0-		-0-	5,014.29	12/21/2022	-0-	-0-	-0-	-0-
	11/18/2013	8	(1)	-0-		-0-	41,142.86	11/18/2023	-0-	-0-	-0-	-0-
	05/09/2014	2	(1)	-0-		-0-	77,946.43	05/09/2024	-0-	-0-	-0-	-0-
	08/05/2015	6	(2)	1	(2)	-0-	28,125.00	08/05/2025	-0-	-0-	-0-	-0-
	02/25/2016	1	(1)	-0-		-0-	8,357.14	02/25/2026	-0-	-0-	-0-	-0-
	07/20/2016	1	(2)	2	(2)	-0-	7,553.57	07/20/2026	-0-	-0-	-0-	-0-
	05/17/2018	9,801	(1)	-0-		-0-	12.68	05/17/2028	-0-	-0-	-0-	-0-

(1)	This option is 100% vested.
(2)	This option vests 1/48th per month at the end of each month starting on the grant date.

Employment Agreements and Arrangements

Nadir Ali

On July 1, 2010, Nadir Ali entered into an at-will Employment and Non-Compete Agreement, as subsequently amended, with Inpixon Federal, Inc., Inpixon Government Services and Inpixon Consulting prior to their acquisition by the Company. Under the terms of the Employment Agreement Mr. Ali serves as President. The employment agreement was assumed by the Company and Mr. Ali became CEO in September 2011. Mr. Ali’s salary under the agreement was initially $240,000 per annum plus other benefits including a bonus plan, a housing allowance, health insurance, life insurance and other standard Inpixon employee benefits. If Mr. Ali’s employment is terminated without Cause (as defined), he will receive his base salary for 12 months from the date of termination. Mr. Ali’s employment agreement provides that he will not compete with the Company and will be subject to non-solicitation provisions relating to employees, consultants and customers, distributors, partners, joint ventures or suppliers of the Company during the term of his employment or consulting relationship with the Company. On April 17, 2015, the compensation committee approved the increase of Mr. Ali’s annual salary to $252,400, effective January 1, 2015. Effective May 16, 2018 the compensation committee approved an increase in Mr. Ali’s annual salary to $280,000 and an auto allowance of $1,000 a month.

Soumya Das

On November 4, 2016, and effective as of November 7, 2016, Mr. Das entered into an employment agreement to serve as Chief Marketing Officer of the Company. On February 2, 2018, he was promoted to Chief Operating Officer. In accordance with the terms of the agreement, Mr. Das will receive a base salary of $250,000 per annum. In addition, Mr. Das will receive a bonus up to $75,000 annually, provided that he completes the required tasks before their deadlines, and the tasks, their deadlines and the amount of corresponding bonuses shall be determined by the Company and the CEO. The agreement was effective for an initial term of twenty-four (24) months and was automatically renewed for one additional twelve (12) month period. The Company may terminate the services of Mr. Das with or without “just cause,” (as defined). If the Company terminates Mr. Das’ employment without just cause, or if Mr. Das resigns within twenty-four (24) months following a change of control (as defined) and as a result of a material diminution of his position or compensation, Mr. Das will receive (1) his base salary at the then current rate and levels for one (1) month if Mr. Das has been employed by the Company for at least six (6) months but not more than twelve (12) months as of the date of termination or resignation, for three (3) months if Mr. Das has been employed by the Company more than twelve (12) but not more than twenty-four (24) months as of the date of termination or resignation, or for six (6) months if Mr. Das has been employed by the Company for more than twenty-four (24) months as of the date of resignation or termination; (2) 50% of the value of any accrued but unpaid bonus that Mr. Das otherwise would have received; (3) the value of any accrued but unpaid vacation time; and (4) any unreimbursed business expenses and travel expenses that are reimbursable under the agreement. If the Company terminates Mr. Das’ employment with just cause, Mr. Das will receive only the portion of his base salary and accrued but unused vacation pay that has been earned through the date of termination. On August 31, 2018, the Company amended Mr. Das’ employment agreement to make the following changes to his compensation effective May 14, 2018: (1) increase in base salary to $275,000 per year, (2) have up to $50,000 in MBO’s annually, (3) commissions equal to 2% of recognized revenue associated with the IPA product line paid quarterly and subject to the Company policies in connection with commissions payable and (4) provide a transportation allowance of $1,000 per month.

Wendy Loundermon

On October 21, 2014, and effective as of October 1, 2014, the Company entered into an at-will employment agreement with Wendy Loundermon. Ms. Loundermon currently serves as Vice President of Finance and Secretary of the Company and Secretary of Inpixon Canada, Inc. Pursuant to the agreement, Ms. Loundermon was compensated at an annual rate of $200,000 and is entitled to benefits customarily provided to senior management including equity awards and cash bonuses subject to the satisfaction of certain performance goals determined by the Company. The standards and goals and the bonus targets is set by the compensation committee, in its sole discretion. The Company may terminate the services of Ms. Loundermon with or without “cause” (as defined). If the Company terminates Ms. Loundermon’s employment without cause or in connection with a change of control (as defined), Ms. Loundermon will receive (1) severance consisting of her base salary at the then current rate for twelve (12) months from the date of termination, and (2) her accrued but unpaid salary. If Ms. Loundermon’s employment is terminated under any circumstances other than the above, Ms. Loundermon will receive her accrued but unpaid salary. Ms. Loundermon’s salary was increased to $228,500 effective April 1, 2017 and to $250,000 effective March 1, 2018.

Employee Stock Incentive Plans

2018 Employee Stock Incentive Plan

The following is a summary of the material terms of our 2018 Employee Stock Incentive Plan, as amended to date (the “2018 Plan”). This description is not complete. For more information, we refer you to the full text of the 2018 Plan.

The 2018 Plan is an important part of our compensation program. It promotes financial saving for the future by our employees, fosters good employee relations, and encourages employees to acquire shares of our common stock, thereby better aligning their interests with those of the other stockholders. Therefore, the Board believes it is essential to our ability to attract, retain, and motivate highly qualified employees in an extremely competitive environment both in the United States and internationally.

Amount of Shares of Common Stock. The number of shares of our common stock initially reserved for issuance under the 2018 Plan was 2,000,000, which number is automatically increased on the first day of each quarter, beginning on April 1, 2018 and for each quarter thereafter through October 1, 2028, by a number of shares of common stock equal to the least of (i) 1,000,000 shares, (ii) twenty percent (20%) of the outstanding shares of common stock on the last day of the immediately preceding calendar quarter, or (iii) such number of shares that may be determined by the Board. The amount of shares available for issuance is not adjusted in connection with a change in the outstanding shares of common stock by reason of stock dividends, stock splits, reverse stock splits, recapitalizations, mergers, consolidations, combinations or exchanges of shares, separations, reorganizations or liquidations; provided; however, that in no event will the Company issue more than 42,000,000 shares of common stock under the 2018 Plan, including the maximum amount of shares of common stock that may be added to the 2018 Plan in accordance with the automatic quarterly increases.

Types of Awards. The 2018 Plan provides for the granting of incentive stock options, non-qualified stock options (“NQSOs”), stock grants and other stock-based awards, including Restricted Stock and Restricted Stock Units (as defined in the 2018 Plan).

●	Incentive and Nonqualified Stock Options. The plan administrator determines the exercise price of each stock option. The exercise price of an NQSO may not be less than the fair market value of our common stock on the date of grant. The exercise price of an incentive stock option may not be less than the fair market value of our common stock on the date of grant if the recipient holds 10% or less of the combined voting power of our securities, or 110% of the fair market value of a share of our common stock on the date of grant otherwise.

●	Stock Grants. The plan administrator may grant or sell stock, including restricted stock, to any participant, which purchase price, if any, may not be less than the par value of shares of our common stock. The stock grant will be subject to the conditions and restrictions determined by the administrator. The recipient of a stock grant shall have the rights of a stockholder with respect to the shares of stock issued to the holder under the 2018 Plan.

●	Stock-Based Awards. The plan administrator of the 2018 Plan may grant other stock-based awards, including stock appreciation rights, restricted stock and restricted stock units, with terms approved by the administrator, including restrictions related to the awards. The holder of a stock-based award shall not have the rights of a stockholder except to the extent permitted in the applicable agreement.

Plan Administration. Our Board is the administrator of the 2018 Plan, except to the extent it delegates its authority to a committee, in which case the committee shall be the administrator. Our Board has delegated this authority to our compensation committee. The administrator has the authority to determine the terms of awards, including exercise and purchase price, the number of shares subject to awards, the value of our common stock, the vesting schedule applicable to awards, the form of consideration, if any, payable upon exercise or settlement of an award and the terms of award agreements for use under the 2018 Plan.

Eligibility. The plan administrator will determine the participants in the 2018 Plan from among our employees, directors and consultants. A grant may be approved in advance with the effectiveness of the grant contingent and effective upon such person’s commencement of service within a specified period.

Termination of Service. Unless otherwise provided by the administrator or in an award agreement, upon a termination of a participant’s service, all unvested options then held by the participant will terminate and all other unvested awards will be forfeited.

Transferability. Awards under the 2018 Plan may not be transferred except by will or by the laws of descent and distribution, unless otherwise provided by the plan administrator in its discretion and set forth in the applicable agreement, provided that no award may be transferred for value.

Adjustment. In the event of a stock dividend, stock split, recapitalization or reorganization or other change in change in capital structure, the plan administrator will make appropriate adjustments to the number and kind of shares of stock or securities subject to awards.

Corporate Transaction. If we are acquired, the plan administrator will: (i) arrange for the surviving entity or acquiring entity (or the surviving or acquiring entity’s parent company) to assume or continue the award or to substitute a similar award for the award; (ii) cancel or arrange for cancellation of the award, to the extent not vested or not exercised prior to the effective time of the transaction, in exchange for such cash consideration, if any, as the plan administrator in its sole discretion, may consider appropriate; or (iii) make a payment, in such form as may be determined by the plan administrator equal to the excess, if any, of (A) the value of the property the holder would have received upon the exercise of the award immediately prior to the effective time of the transaction, over (B) any exercise price payable by such holder in connection with such exercise. In addition in connection with such transaction, the plan administrator may accelerate the vesting, in whole or in part, of the award (and, if applicable, the time at which the award may be exercised) to a date prior to the effective time of such transaction and may arrange for the lapse, in whole or in part, of any reacquisition or repurchase rights held by us with respect to an award.

Amendment and Termination. The 2018 Plan will terminate on January 4, 2028 or at an earlier date by vote of our Board; provided, however, that any such earlier termination shall not affect any awards granted under the 2018 Plan prior to the date of such termination. The 2018 Plan may be amended by our Board, except that our Board may not alter the terms of the 2018 Plan if it would adversely affect a participant’s rights under an outstanding stock right without the participant’s consent.

The Board may at any time amend or terminate the 2018 Plan; provided that no amendment may be made without the approval of the stockholder if such amendment would increase either the maximum number of shares which may be granted under the 2018 Plan or any specified limit on any particular type or types of award, or change the class of employees to whom an award may be granted, or withdraw the authority to administer the 2018 Plan from a committee whose members satisfy the independence and other requirements of Section 162(m) and applicable SEC and Nasdaq requirements. Pursuant to the listing standards of the Nasdaq Stock Market, certain other material revisions to the 2018 Plan may also require stockholder approval.

Federal Income Tax Consequences of the 2018 Plan. The federal income tax consequences of grants under the 2018 Plan will depend on the type of grant. The following is a general summary of the principal United States federal income taxation consequences to participants and us under current law with respect to participation in the 2018 Plan. This summary is not intended to be exhaustive and does not discuss the income tax laws of any city, state or foreign jurisdiction in which a participant may reside or the rules applicable to deferred compensation under Section 409A of the Code. Our ability to realize the benefit of any tax deductions described below depends on our generation of taxable income as well as the requirement of reasonableness, the provisions of Section 162(m) of the Code and the satisfaction of our tax reporting obligations.

From the grantees’ standpoint, as a general rule, ordinary income will be recognized at the time of delivery of shares of our common stock or payment of cash under the 2018 Plan. Future appreciation on shares of our common stock held beyond the ordinary income recognition event will be taxable as capital gain when the shares of our common stock are sold. The tax rate applicable to capital gain will depend upon how long the grantee holds the shares. We, as a general rule, will be entitled to a tax deduction that corresponds in time and amount to the ordinary income recognized by the grantee, and we will not be entitled to any tax deduction with respect to capital gain income recognized by the grantee.

Exceptions to these general rules arise under the following circumstances:

●	If shares of our common stock, when delivered, are subject to a substantial risk of forfeiture by reason of any employment or performance-related condition, ordinary income taxation and our tax deduction will be delayed until the risk of forfeiture lapses, unless the grantee makes a special election to accelerate taxation under section 83(b) of the Code.

●	If an employee exercises a stock option that qualifies as an ISO, no ordinary income will be recognized, and we will not be entitled to any tax deduction, if shares of our common stock acquired upon exercise of the stock option are held until the later of (A) one year from the date of exercise and (B) two years from the date of grant. However, if the employee disposes of the shares acquired upon exercise of an ISO before satisfying both holding period requirements, the employee will recognize ordinary income at the time of the disposition equal to the difference between the fair market value of the shares on the date of exercise (or the amount realized on the disposition, if less) and the exercise price, and we will be entitled to a tax deduction in that amount. The gain, if any, in excess of the amount recognized as ordinary income will be long-term or short-term capital gain, depending upon the length of time the employee held the shares before the disposition.

●	A grant may be subject to a 20% tax, in addition to ordinary income tax, at the time the grant becomes vested, plus interest, if the grant constitutes deferred compensation under section 409A of the Code and the requirements of section 409A of the Code are not satisfied.

Section 162(m) of the Code generally disallows a publicly held corporation’s tax deduction for compensation paid to its chief executive officer or certain other officers in excess of $1 million in any year. Qualified performance-based compensation is excluded from the $1 million deductibility limit, and therefore remains fully deductible by the corporation that pays it. We intend that options and SARs granted under the 2018 Plan will be qualified performance-based compensation. Stock units, stock awards, dividend equivalents, and other stock-based awards granted under the 2018 Plan may be designated as qualified performance-based compensation if the Committee conditions such grants on the achievement of specific performance goals in accordance with the requirements of section 162(m) of the Code.

We have the right to require that grantees pay to us an amount necessary for us to satisfy our federal, state or local tax withholding obligations with respect to grants. We may withhold from other amounts payable to a grantee an amount necessary to satisfy these obligations. The Committee may permit a grantee to satisfy our withholding obligation with respect to grants paid in shares of our common stock by having shares withheld, at the time the grants become taxable, provided that the number of shares withheld does not exceed the individual’s minimum applicable withholding tax rate for federal, state and local tax liabilities.

2011 Employee Stock Incentive Plan

Except as set forth below, the material terms of our 2011 Employee Stock Incentive Plan, as amended to date (the “2011 Plan”) are substantially similar to the material terms of the 2018 Plan. However, this description is not complete. For more information, we refer you to the full text of the 2011 Plan.

The 2011 Plan is intended to encourage ownership of common stock by our employees and directors and certain of our consultants in order to attract and retain such people, to induce them to work for the benefit of us and to provide additional incentive for them to promote our success. The number of shares of our common stock available for issuance under the 2011 Plan is 2,640 as of December 31, 2018, which number is automatically increased on January 1 of each of year by 10% of the aggregate number of shares of common stock issued by the Company in the prior calendar year.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2018 regarding the shares of our common stock to be issued upon exercise of outstanding options or available for issuance under equity compensation plans and other compensation arrangements that were (i) adopted by our security holders and (ii) were not approved by our security holders.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)		Weighted-average exercise price of outstanding (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders	73,004	(1)	$93.08	4,929,636	(2)
Equity compensation plans not approved by security holders	39	(3)	$43,392.86	0
Total	73,043		$116.20	4,929,636

(1)	Represents 215 shares of common stock that may be issued pursuant to outstanding stock options granted under the 2011 Plan and 72,789 shares of common stock that may be issued pursuant to outstanding stock options granted under the 2018 Plan.
(2)	Represents 2,425 shares of common stock available for future issuance in connection with equity award grants under the 2011 Plan and 4,927,211 shares of common stock available for future issuance in connection with equity award grants under the 2018 Plan.
(3)	Represents shares of common stock issuable upon the exercise of stock options granted to Nadir Ali on August 14, 2013 outside of the 2011 Plan and the 2018 Plan.

Director Compensation

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Directors in the year ended December 31, 2018 except Nadir Ali, whose aggregate compensation information has been disclosed above.

Name	Fees Earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity Incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Leonard Oppenheim	$55,000	—	—	—	—	$—	$55,000
Kareem Irfan	$52,000	—	—	—	—	$—	$52,000
Tanveer Khader	$45,500	—	—	—	—	$—	$45,500

Directors are entitled to reimbursement of ordinary and reasonable expenses incurred in exercising their responsibilities and duties as a director.

Effective July 1, 2015, the Board approved the following compensation plan for the independent directors payable in accordance with each independent director’s services agreement: $30,000 per year for their services rendered on the Board, $15,000 per year for service as the audit committee chair, $10,000 per year for service as the compensation committee chair, $6,000 per year for service on the audit committee, $4,000 per year for service on the compensation committee, $2,500 per year for service on the nominating committee, a one-time non-qualified stock option grant to purchase 20,000 shares (on a pre-Reverse Splits basis) of the Company’s common stock under the 2011 Plan and restricted stock awards of 20,000 shares (on a pre-Reverse Splits basis) of common stock under the 2011 Plan, which are granted in four equal installments on a quarterly basis and are each 100% vested upon grant.

During the year ended December 31, 2018, the independent directors did not receive any non-qualified stock options or restricted stock awards.

On January 25, 2019, each independent director entered into an amendment to his respective director services agreement pursuant to which the Company agreed to grant each independent director, so long as such director continues to fulfill his duties and provide services pursuant to their services agreement, an annual non-qualified stock option to purchase up to 20,000 shares of common stock in lieu of the above-mentioned equity awards. Each stock option grant will be subject to the approval of the Board, which shall determine the appropriate vesting schedule, if any, and the exercise price.

Item 12: Security Ownership of Certain Beneficial Owners and Management AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 20, 2019, regarding the beneficial ownership of our common stock by the following persons:

●	our Named Executive Officers;

●	each director;

●	all of our executive officers and directors as a group; and

●	each person or entity who, to our knowledge, owns more than 5% of our common stock.

Except as indicated in the footnotes to the following table, subject to applicable community property laws, each stockholder named in the table has sole voting and investment power. Unless otherwise indicated, the address for each stockholder listed is c/o Inpixon, 2479 E. Bayshore Road, Suite 195, Palo Alto, California 94303. Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of March 20, 2019, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding the options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder. The information provided in the following table is based on our records, information filed with the SEC, and information furnished by our stockholders.

Name of Beneficial Owner	Amount and nature of beneficial ownership		Percent of Class(1)
Named Executive Officers and Directors
Nadir Ali	139,162	(2)	*
Leonard Oppenheim	20,009	(3)	*
Kareem Irfan	20,006	(4)	*
Tanveer Khader	20,126	(5)	*
Soumya Das	83,410	(6)	*
Wendy Loundermon	97,330	(7)	*
All executive officers and directors as a group (6 persons)	380,044	(8)	*
More than 5% Beneficial Owner
Hudson Bay Master Fund Ltd. (9)	599,021	(10)	7.9%

*	Represents beneficial ownership of less than 1%.

(1)	Based on 6,973,522 shares outstanding on March 20, 2019.

(2)	Includes (i) 32 shares of common stock held of record by Nadir Ali, (ii) 139,078 shares of common stock issuable upon exercise of options exercisable within 60 days of March 20, 2019, (iii) 3 shares of common stock held of record by Lubna Qureishi, Mr. Ali’s wife, (iv) 3 shares of common stock held of record by Naheed Qureishi, Mr. Ali’s mother-in-law, (v) 15 shares of common stock held of record by the Qureishi Ali Grandchildren Trust, of which Mr. Ali is the joint-trustee (with his wife Lubna Qureishi) of the Qureishi Ali Grandchildren Trust and has shared voting and investment control over the shares held, and (vi) 31 shares of common stock held of record by the Qureishi 1998 Family Trust, of which Mr. Ali’s father-in-law, A. Salam Qureishi, is the sole trustee and has voting and investment control over the shares held.
(3)	Includes (i) 6 shares of common stock held of record by Mr. Oppenheim, and (ii) 20,003 shares of common stock issuable upon exercise of options exercisable within 60 days of March 20, 2019.
(4)	Includes (i) 3 shares of common stock held of record by Mr. Irfan and (ii) 20,003 shares of common stock issuable upon exercise of options exercisable within 60 days of March 20, 2019.
(5)	Includes (i) 120 shares of common stock owned directly by SyHolding Corp., (ii) 3 shares of common stock held of record by Mr. Khader and (iii) 20,003 shares of common stock issuable upon exercise of options exercisable within 60 days of March 20, 2019. Tanveer Khader holds the power to vote and dispose of the SyHolding Corp. shares.
(6)	Includes (i) 4 shares of common stock held of record by Mr. Das and (ii) 83,406 shares of common stock issuable upon exercise of options exercisable within 60 days of March 20, 2019.
(7)	Includes (i) 1 shares of common stock held of record by Ms. Loundermon and (ii) 97,329 shares of common stock issuable upon exercise of options exercisable within 60 days of March 20, 2019.
(8)	Includes (i) 56 shares of common stock held directly, or by spouse or relative, (ii) 166 shares of common stock held of record by entities, and (iii) 379,822 shares of common stock issuable upon exercise of options exercisable within 60 days of March 20, 2019.
(9)	Hudson Bay Capital Management LP, the investment manager of Hudson Bay Master Fund Ltd., has voting and investment power over these securities. Sander Gerber is the managing member of Hudson Bay Capital GP LLC, which is the general partner of Hudson Bay Capital Management, L.P. Each of Hudson Bay Master Fund Ltd. and Sander Gerber disclaims beneficial ownership over these securities. The mailing address of this beneficial holder is 777 Third Avenue, 30th Floor, New York, New York 10017.
(10)	Includes (i) 2,355 shares of common stock issuable upon exercise of a warrant to purchase common stock, dated January 8, 2018, exercisable within 60 days of March 20, 2019, (ii) 234,622 shares of common stock issuable upon exercise of a warrant to purchase common stock, dated February 20, 2018, exercisable within 60 days of March 20, 2019, (iii) 361,842 shares of common stock issuable upon exercise of a warrant to purchase common stock, dated April 24, 2018, exercisable within 60 days of March 20, 2019, and (iv) 202 shares of common stock issuable upon conversion of 1 share of Series 4 Convertible Preferred Stock convertible within 60 days of March 20, 2019.

Item 13: Certain Relationships and Related Transactions, AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Transactions with Related Persons.

The Board reviews issues involving potential conflicts of interest, and reviews and approves all related party transactions, including those required to be disclosed as a “related party” transaction under applicable federal securities laws. The Board has not adopted any specific procedures for conducting reviews of potential conflicts of interest and considers each transaction in light of the specific facts and circumstances presented. However, to the extent a potential related party transaction is presented to the Board, the Company expects that the Board would become fully informed regarding the potential transaction and the interests of the related party, and would have the opportunity to deliberate outside of the presence of the related party. The Company expects that the Board would only approve a related party transaction that was in the best interests of the Company, and further would seek to ensure that any completed related party transaction was on terms no less favorable to the Company than could be obtained in a transaction with an unaffiliated third party. Other than as described below, no transaction requiring disclosure under applicable federal securities laws occurred during fiscal year 2018 that was submitted to the Board for approval as a “related party” transaction.

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

For the period from January 1, 2017, through the date of this report (the “Reporting Period”), described below are certain transactions or series of transactions between us and certain related persons.

Sysorex Consulting, Inc. Transactions

The Company has borrowed funds from Sysorex Consulting, Inc.(“SCI”), which was a stockholder of the Company and for which Abdus Salam Qureishi, the former Chairman of the Board, is the majority stockholder, pursuant to an oral agreement with no stated interest rate and which is payable upon demand. Mr. Qureishi is also our Chief Executive Officer’s father-in-law and a member of his household. These advances were made to fund operations of SCI and recorded as intercompany accounts without any written agreement. The largest aggregate amount of principal outstanding during the year ended December 31, 2017 was $665,554. Non-interest bearing amounts due on demand from SCI to Sysorex Arabia was $0 as of December 31, 2017 as on that date the Company received 82.5% of Sysorex India from SCI in exchange for the amount owed under this receivable by SCI and accordingly the balance of this receivable was $0.

Effective as of December 31, 2017, the Company acquired approximately 82.5% of the outstanding equity securities of Sysorex India Limited (“Sysorex India”) from SCI pursuant to that certain Stock Purchase Agreement dated as of December 31, 2017 by and among the Company, SCI and Sysorex India, for aggregate consideration for the assignment by the Company of $666,000 of outstanding receivables.

On January 18, 2018, the Company sold its 50.2% interest in Sysorex Arabia to SCI in consideration for SCI’s assumption of 50.2% of the assets and liabilities of Sysorex Arabia, totaling approximately $11,400 and $1,031,000, respectively.

Agreements with Duroob Technology, Inc.

During 2015, the Company borrowed funds for working capital from Duroob Technology, Inc., a Saudi Arabian limited liability company (“Duroob”), a related party as Duroob’s CEO owns a minority interest in Sysorex Arabia LLC, pursuant to an oral agreement with no stated interest rate and which is payable upon demand. As of December 31, 2018 and 2017, Duroob was owed $0 and $4,802, respectively. The largest aggregate amount of principal outstanding during the years ended December 31, 2018 and 2017 was $4,802, and there were no interest payments paid during such years. Sysorex Arabia LLC is 50.2% owned by the Company and 49.8% owned by Abdul Aziz Salloum (“Salloum”), its general manager. Salloum is also the CEO and principal stockholder of Duroob. As disclosed above, on January 18, 2018, the Company sold its 50.2% interest in Sysorex Arabia to SCI in consideration for SCI’s assumption of 50.2% of the assets and liabilities of Sysorex Arabia.

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

Sysorex Transactions

Nadir Ali, Chief Executive Officer and member of the Board, is also the Chairman of Sysorex.

Employee Transition Agreements

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

Sysorex Revolving Loan

On December 31, 2018, the Company and Sysorex entered into a note purchase agreement (the “Note Purchase Agreement”) pursuant to which the Company agreed to purchase from Sysorex at a purchase price equal to the Loan Amount (as defined below), a secured promissory note (the “Secured Note”) for up to an aggregate principal amount of 3,000,000.00 (the “Principal Amount”), including any amounts advanced through the date of the Secured Note (the “Prior Advances”), to be borrowed and disbursed in increments (such borrowed amount, together with the Prior Advances, collectively referred to as the “Loan Amount”), with interest to accrue at a rate of 10% percent per annum on all such Loan Amounts, beginning as of the date of disbursement with respect to any portion of such Loan Amount. In addition, Sysorex agreed to pay $20,000 to the Company to cover the Company’s legal fees, accounting costs, due diligence, monitoring and other transaction costs incurred in connection with the purchase and sale of the Secured Note (the “Transaction Expense Amount”), all of which amount is included in the Principal Amount. Sysorex may borrow repay and borrow under the Secured Note, as needed, for a total outstanding balance, exclusive of any unpaid accrued interest, not to exceed the Principal Amount at any one time.

All sums advanced by the Company to the Maturity Date (as defined below) pursuant to the terms of the Note Purchase Agreement will become part of the aggregate Loan Amount underlying the Secured Note. All outstanding principal amounts and accrued unpaid interest owing under the Secured Note shall become immediately due and payable on the earlier to occur of (i) 24 month anniversary of the date the Secured Note is issued (the “Maturity Date”), (ii) at such date when declared due and payable by the Company upon the occurrence of an Event of Default (as defined in the Secured Note), or (iii) at any such earlier date as set forth in the Secured Note. All accrued unpaid interest shall be payable in cash. On February 4, 2019, the Secured Note was amended to increase the maximum principal amount that may be outstanding at any time under the Secured Note from $3,000,000 to $5,000,000. The amount owed by Sysorex to the Company as of December 31, 2018 was $2.2 million. The largest aggregate principal amount owed by Sysorex to the Company during the Reporting Period is $2.6 million, the amount of principal paid during the Reporting Period was $956,000 and the interest paid during the Reporting Period was $53,000. Since the end of the period covered by this report, the maximum loan amount has been fully extended to Sysorex.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below are approximate fees for services rendered by Marcum LLP, our independent registered public accounting firm, for the fiscal years ended December 31, 2018 and 2017.

	2018	2017
Audit Fees(1)	$499,850	$453,894
Audit Related Fees	$--	$2,163
Tax Fees	$--	$--
All Other Fees	$--	$--

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

Audit Fees. The “Audit Fees” are the aggregate fees of Marcum attributable to professional services rendered in 2018 and 2017 for the audit of our annual financial statements, for review of financial statements included in our quarterly reports on Form 10-Q or for services that are normally provided by Marcum in connection with statutory and regulatory filings or engagements for that fiscal year. These fees include fees billed for professional services rendered by Marcum for the review of registration statements or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees. Marcum billed us for professional services that were reasonably related to the performance of the audit or review of financial statements in 2018 and 2017, which are not included under Audit Fees above including the filing of our registration statements, including our Registration Statement on Form S-3. This amount also includes audit fees related to acquisitions.

Tax Fees. Marcum did not perform any tax advice or planning services in 2018 or 2017.

All Other Fees. Marcum did not perform any services for us or charge any fees other than the services described above in 2018 and 2017.

Pre-approval Policies and Procedures

The Audit Committee is required to review and approve in advance the retention of the independent auditors for the performance of all audit and lawfully permitted non-audit services and the fees for such services. The Audit Committee may delegate to one or more of its members the authority to grant pre-approvals for the performance of non-audit services, and any such Audit Committee member who pre-approves a non-audit service must report the pre-approval to the full Audit Committee at its next scheduled meeting. The Audit Committee is required to periodically notify the Board of their approvals. The required pre-approval policies and procedures were complied with during 2018.

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

INPIXON

Date: March 28, 2019	By:	/s/ Nadir Ali
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Nadir Ali	Chief Executive Officer and Director	March 28, 2019
Nadir Ali	(Principal Executive Officer)

/s/ Wendy Loundermon	Vice President of Finance	March 28, 2019
Wendy Loundermon	(Principal Financial and Accounting Officer)

/s/ Leonard A. Oppenheim	Director	March 28, 2018
Leonard A. Oppenheim

/s/ Kareem Irfan	Director	March 28, 2019
Kareem Irfan

/s/ Tanveer Khader	Director	March 28, 2019
Tanveer Khader

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1†	Asset Purchase and Merger Agreement dated March 1, 2013 by and among Sysorex Global Holdings Corp., Lilien, LLC and Lilien Systems.	S-1	333-190574	2.1	August 12, 2013

2.2	Agreement and Plan of Merger dated August 31, 2013 by and among Sysorex Global Holdings Corp., Sysorex Merger Sub, Inc., Shoom, Inc. and the Shareholder Representative.	S-1	333-191648	2.4	October 9, 2013

2.3	Agreement and Plan of Merger dated as of December 20, 2013, by and among Sysorex Global Holdings Corp., AirPatrol Corporation, AirPatrol Acquisition Corp. I, AirPatrol Acquisition Corp. II, and Shareholders Representative Services LLC.	S-1/A	333-191648	2.6	January 21, 2014

2.4	Amendment No. 1 to Agreement and Plan of Merger dated February 28, 2014 with AirPatrol Corporation.	S-1/A	333-191648	2.7	March 13, 2014

2.5	Amendment No. 2 to Agreement and Plan of Merger dated April 18, 2014 with AirPatrol Corporation.	8-K	001-36404	2.8	April 24, 2014

2.6	Waiver and Amendment No. 3 to Agreement and Plan of Merger dated May 30, 2014 with AirPatrol Corporation.	S-1	333-198502	12.9	August 29, 2014

2.7†	Asset Purchase Agreement, dated as of April 24, 2015, between Sysorex Global Holdings Corp., LightMiner Systems, Inc. and Chris Baskett.	8-K	001-36404	2.1	April 30, 2015

2.8	Agreement and Plan of Merger, dated as of December 14, 2015, between Sysorex Global Holdings Corp. and Sysorex Global.	8-K	001-36404	10.3	December 18, 2015

2.9†	Asset Purchase Agreement, dated November 14, 2016, among Integrio Technologies, LLC, Emtec Federal, LLC, Sysorex Government Services, Inc. and Sysorex Global.	8-K	001-36404	2.1	November 18, 2016

2.10	Amendment No. 1 to Asset Purchase Agreement, dated as of November 21, 2016, by and among Sysorex Global, Sysorex Government Services, Inc., Integrio Technologies, LLC and Emtec Federal, LLC.	8-K	001-36404	2.2	November 28, 2016

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.11	Agreement and Plan of Merger, dated as of February 27, 2017, between Sysorex Global and Inpixon.	8-K	001-36404	2.1	March 1, 2017

2.12	Agreement and Plan of Merger, dated as of July 25, 2018, between Inpixon USA and Sysorex, Inc.	8-K	001-36404	2.1	July 31, 2018

2.13	Separation and Distribution Agreement, dated August 7, 2018 between Inpixon and Sysorex, Inc.	10-Q	001-36404	2.1	August 13, 2018

2.14	Amendment No. 1 to Separation and Distribution Agreement dated August 31, 2018 between Inpixon and Sysorex, Inc.	8-K	001-36404	10.5	September 4, 2018

3.1	Restated Articles of Incorporation.	S-1	333-190574	3.1	August 12, 2013

3.2	Certificate of Amendment to Articles of Incorporation (Increase Authorized Shares).	S-1	333-218173	3.2	May 22, 2017

3.3	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	April 10, 2014

3.4	Articles of Merger (renamed Sysorex Global).	8-K	001-36404	3.1	December 18, 2015

3.5	Articles of Merger (renamed Inpixon).	8-K	001-36404	3.1	March 1, 2017

3.6	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.2	March 1, 2017

3.7	Certificate of Amendment to Articles of Incorporation (authorized share increase).	8-K	001-36404	3.1	February 5, 2018

3.8	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	February 6, 2018

3.9	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	November 1, 2018

3.10	Bylaws, as amended.	S-1	333-190574	3.2	August 12, 2013

4.1	Specimen Stock Certificate of the Company.	S-1	333-190574	4.1	August 12, 2013

4.2	Form of Certificate of Designation of Preferences, Rights and Limitations of Series 4 Convertible Preferred Stock.	8-K	001-36404	3.1	April 24, 2018

4.3	Certificate of Designation of Series 5 Convertible Preferred Stock, dated as of January 14, 2019.	8-K	001-36404	3.1	January 15, 2019

4.4	Promissory Note, dated as of October 12, 2018.	8-K	001-36404	4.1	October 18, 2018

4.5	Promissory Note, dated as of December 21, 2018.	8-K	001-36404	4.1	December 31, 2018

4.6	Warrant to purchase common stock dated March 20, 2013 held by Bridge Bank N.A.	S-1	333-190574	4.3	August 12, 2013

4.7	Warrant to purchase common stock dated August 29, 2013 held by Bridge Bank N.A.	S-1	333-191648	4.5	October 9, 2013

4.8	Form of Warrant Agency Agreement.	S-1/A	333-218173	4.7	June 23, 2017

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.9	Form of Additional Warrant.	8-K	001-36404	4.1	August 9, 2017

4.10	Form of Warrant.	8-K	001-36404	4.1	January 9, 2018

4.11	Form of Warrant.	8-K	001-36404	4.1	February 16, 2018

4.12	Form of Warrant.	8-K	001-36404	4.1	April 24, 2018

4.13	Form of Warrant.	8-K	001-36404	4.1	January 15, 2019

4.14	Form of Warrant Agency Agreement.	8-K	001-36404	4.2	January 15, 2019

10.1+	Amended and Restated 2011 Employee Stock Incentive Plan.	S-8	333-195655	10.22	May 2, 2014

10.2+	Form of Incentive Stock Option Agreement.	8-K	001-36404	10.9	October 27, 2014

10.3+	Form of Non-Qualified Stock Option Agreement.	8-K	001-36404	10.5	October 27, 2014

10.4+	Form of Restricted Stock Award Agreement.	8-K	001-36404	10.6	October 27, 2014

10.5+	2018 Employee Stock Incentive Plan.	S-8	333-229374	99.1	January 25, 2019

10.6+	2018 Employee Stock Incentive Plan Form of Incentive Stock Option Agreement.	8-K	001-36404	10.1	May 18, 2018

10.7+	2018 Employee Stock Incentive Plan Form of Non-Qualified Stock Option Agreement.	8-K	001-36404	10.2	May 18, 2018

10.8+	Director Services Agreement with Leonard A. Oppenheim dated October 21, 2014.	8-K	001-36404	10.1	October 27, 2014

10.9+	Waiver and Amendment No. 1 to Board of Directors Services Agreement with Leonard A. Oppenheim dated February 4, 2019.					X

10.10+	Director Services Agreement with Kareem M. Irfan dated October 21, 2014.	8-K	001-36404	10.3	October 27, 2014

10.11+	Waiver and Amendment No. 1 to Board of Directors Services Agreement with Kareem M. Irfan dated February 4, 2019.					X

10.12+	Director Services Agreement with Tanveer A. Khader dated October 21, 2014.	8-K	001-36404	10.4	October 27, 2014

10.13+	Waiver and Amendment No. 1 to Board of Directors Services Agreement with Tanveer A. Khader dated February 4, 2019.					X

10.14+	Employment Agreement dated July 1, 2010, by and between the Company and Nadir Ali, as amended.	S-1	333-191648	10.7	October 9, 2013

10.15+	Amended and Restated Employment Agreement by and between the Company and Nadir Ali	10-Q	001-36404	10.14	May 15, 2018

10.16+	Employment Agreement, effective as of October 1, 2014, between Wendy Loundermon and the Company.	8-K	001-36404	10.8	October 27, 2014

10.17+	Employment Agreement dated November 4, 2016, by and between Sysorex USA and Soumya Das.	10-K	001-36404	10.51	April 17, 2017

10.18+	Amended Compensation Terms for Soumya Das	10-Q	001-36404	10.9	August 13, 2018

10.19+	Amendment to Employment Agreement dated August 31, 2018 among Inpixon, Sysorex, Inc. and Soumya Das	8-K	001-36404	10.8	September 4, 2018

10.20+	Offer Letter dated June 20, 2014, by and between Lilien Systems and Craig Harper.	10-K	001-36404	10.58	April 17, 2017

10.21+	Services Arrangement, effective July 14, 2017, between Kevin Harris and the Company.	8-K	001-36404	10.2	July 20, 2017

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.22	Lease Agreement dated August 21, 2014, by and between ECI Two Bayshore LLC and Sysorex Global Holdings Corp.	10-K	001-36404	10.57	April 17, 2017

10.23	Commercial Lease Amendment dated September 19, 2016, by and between 424116 B.C. Ltd. and Sysorex Canada Corp.	10-K	001-36404	10.53	April 17, 2017

10.24	Amended and Restated GemCap Loan and Security Agreement: Payplant Loan and Security Agreement, by and among GemCap Lending, LLC, Inpixon, Inpixon USA, Inpixon Federal, Inc. and Payplant LLC, as agent for Payplant Alternatives Fund LLC.	8-K	001-36404	10.1	August 18, 2017

10.25	Payplant Client Agreement by and among Inpixon, Inpixon USA, Inpixon Federal, Inc. and Payplant LLC.	8-K	001-36404	10.2	August 18, 2017

10.26	Amendment 1 to Payplant Client Agreement dated August 31, 2018 between Inpixon, Sysorex, Inc., Sysorex Government Services, Inc. and Payplant LLC.	8-K	001-36404	10.7	September 4, 2018

10.27	Securities Purchase Agreement by and between Inpixon and Chicago Venture Partners, L.P. dated November 17, 2017.	10-Q	001-36404	10.12	November 20, 2017

10.28	Convertible Promissory Note by and between Inpixon and Chicago Venture Partners, L.P. dated November 17, 2017.	10-Q	001-36404	10.13	November 20, 2017

10.29	Waiver and First Amendment Agreement, dated January 5, 2018, by and between Inpixon and certain note holder.	8-K	001-36404	10.4	January 9, 2018

10.30	Standstill Agreement.	8-K	001-36404	10.1	May 25, 2018

10.31	Standstill Agreement between Inpixon and Chicago Venture Partners, L.P.	8-K	001-36404	10.7	September 4, 2018

10.32	Exchange Agreement, dated as of October 5, 2018.	8-K	001-36404	10.1	October 5, 2018

10.33	Standstill Agreement, dated November 26, 2018.	8-K	001-36404	10.1	November 27, 2018

10.34	Exchange Agreement, dated as of January 29, 2019.	8-K	001-36404	10.1	January 29, 2019

10.35	Form of Securities Purchase Agreement, dated January 5, 2018.	8-K	001-36404	10.1	January 9, 2018

10.36	Placement Agency Agreement, dated January 5, 2018, by and between Inpixon and ROTH Capital Partners, LLC.	8-K	001-36404	10.2	January 9, 2018

10.37	Form of Lead-out Agreement, dated January 5, 2018.	8-K	001-36404	10.5	January 9, 2018

10.38	Placement Agency Agreement, dated February 14, 2018, by and between Inpixon and ROTH Capital Partners, LLC.	8-K	001-36404	10.1	February 16, 2018

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.39	Form of Securities Purchase Agreement.	8-K	001-36404	10.2	February 16, 2018

10.40	Form of Leak-Out Agreement	8-K	001-36404	10.3	February 16, 2018

10.41	Form of Lock-Up Agreement.	S-1/A	333-222125	10.63	February 7, 2018

10.42	Form of Securities Purchase Agreement.	8-K	001-36404	10.1	April 24, 2018

10.43	Disclosure Schedules to Form of Securities Purchase Agreement.	10-Q	001-36404	10.11	May 15, 2018

10.44	Placement Agency Agreement, dated April 20, 2018, by and between Inpixon and ROTH Capital Partners, LLC.	8-K	001-36404	10.2	April 24, 2018

10.45	Form of Lock-Up Agreement.	8-K	001-36404	10.3	April 24, 2018

10.46	Transition Services Agreement dated August 31, 2018 between Inpixon and Sysorex, Inc.	8-K	001-36404	10.1	September 4, 2018

10.47	Tax Matters Agreement dated August 31, 2018 between Inpixon and Sysorex, Inc.	8-K	001-36404	10.2	September 4, 2018

10.48	Employee Matters Agreement dated August 31, 2018 between Inpixon and Sysorex, Inc.	8-K	001-36404	10.3	September 4, 2018

10.49	Assignment and Assumption Agreement dated August 31, 2018 between members of the Inpixon Group and members of the Sysorex Group	8-K	001-36404	10.4	September 4, 2018

10.50	Note Purchase Agreement, dated as of October 12, 2018.	8-K	001-36404	10.1	October 18, 2018

10.51	Note Purchase Agreement, dated as of December 21, 2018.	8-K	001-36404	10.1	December 31, 2018

10.52	Global Amendment, dated February 8, 2019.	8-K	001-36404	10.1	February 8, 2019

10.53	Form of Non-Transferable Subscription Rights Certificate.	8-K	001-36404	4.2	January 8, 2019

10.54	Dealer-Manager Agreement, dated December 7, 2018, between Maxim Group LLC and Inpixon.	8-K	001-36404	10.1	December 7, 2018

10.55	Amendment to Dealer-Manager Agreement, dated January 14, 2019, between Maxim Group LLC and Inpixon.	8-K	001-36404	1.1	January 15, 2019

10.56	Note Purchase Agreement, dated as of December 31, 2018, by and between Inpixon and Sysorex, Inc.	8-K	001-36404	10.2	December 31, 2018

10.57	Sysorex Secured Promissory Note, dated as of December 31, 2018.	8-K	001-36404	10.3	December 31, 2018

10.58	First Amendment Agreement, dated as of February 4, 2019, between Inpixon and Sysorex, Inc.	8-K	001-36404	10.2	February 8, 2019

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
21	List of Subsidiaries of the Company.					X

23.1	Consent of Marcum LLP.					X

24.1	Power of Attorney (included on the signature page).					X

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018.					X

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018.					X

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instant Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

+	Indicates a management contract or compensatory plan.
†	Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and the registrant undertakes to furnish supplemental copies of any of the omitted exhibits and schedules upon request by the Commission.