Form 10-Q
period 2019-03-31
INPIXON
filed 2019-05-14
CIK 1529113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	INPX	The Nasdaq Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.001	9,350,787
(Class)	Outstanding at May 8, 2019

INPIXON

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

AND OTHER INFORMATION CONTAINED IN THIS REPORT

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this Form 10-Q. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of anticipated products; anticipated expenses; and projected financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	our limited cash and our history of losses

●	our ability to achieve profitability;

●	our limited operating history with recent acquisitions;

●	emerging competition and rapidly advancing technology in our industry that may outpace our technology;

●	customer demand for the products and services we develop;

●	the impact of competitive or alternative products, technologies and pricing;

●	our ability to manufacture any products we develop;

●	general economic conditions and events and the impact they may have on us and our potential customers;

●	our ability to obtain adequate financing in the future;

●	our ability to continue as a going concern;

●	our success at managing the risks involved in the foregoing items;

●	strategic transactions which may include acquisitions, mergers, dispositions or investments; and

●	other factors discussed in this Form 10-Q.

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

Note Regarding Reverse Stock Splits and Spin-off of Sysorex

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

On August 31, 2018, the Company completed the spin-off (the “Spin-off”) of its value added reseller (“VAR”) business from its indoor positioning analytics business by way of a distribution of all the shares of common stock of the Company’s wholly owned subsidiary, Sysorex, Inc. (“Sysorex”), to the Company’s stockholders of record and certain warrant holders. See “Part I—Item 1A. Risk Factors” included elsewhere in the Annual Report on Form 10-K for the year ended December 31, 2018, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 28, 2019 for additional information. This Form 10-Q presents our business and results of operations as of and for the periods indicated, giving effect to the Spin-off, with the historical financial results of Sysorex reflected as discontinued operations.

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

The results for the period ended March 31, 2019 are not necessarily indicative of the results of operations for the full year. These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our audited consolidated financial statements for the fiscal years ended December 31, 2018 and 2017 included in the Annual Report on Form 10-K filed with the SEC on March 28, 2019.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value data)

	As of	As of
	March 31, 2019	December 31, 2018
Assets	(Unaudited)	(Audited)

Current Assets
Cash and cash equivalents	$3,830	$1,008
Accounts receivable, net	1,748	1,280
Notes and other receivables	68	4
Inventory	698	568
Prepaid assets and other current assets	436	496

Total Current Assets	6,780	3,356

Property and equipment, net	133	202
Operating lease right-of-use asset, net	563	--
Software development costs, net	1,705	1,690
Intangible assets, net	3,697	4,509
Loan to related party	7,026	2,204
Other assets	218	217

Total Assets	$20,122	$12,178

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except number of shares and par value data)

	As of	As of
	March 31, 2019	December 31, 2018
	(Unaudited)	(Audited)
Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$1,118	$1,129
Accrued liabilities	1,281	1,792
Operating lease obligation	331	--
Deferred revenue	173	234
Short-term debt	3,970	4,127

Total Current Liabilities	6,873	7,282

Long Term Liabilities
Long-term debt	73	74
Operating lease obligation, noncurrent	268	--
Other liabilities	--	19

Total Liabilities	7,214	7,375

Commitments and Contingencies

Stockholders’ Equity

Preferred Stock - $0.001 par value; 5,000,000 shares authorized, consisting of Series 4 Convertible Preferred Stock - 10,185 shares authorized; 1 and 1 issued, and 1 and 1 outstanding as of March 31, 2019 and December 31, 2018, respectively, and Series 5 Convertible Preferred Stock - 12,000 shares authorized; 1,938 and 0 issued, and 1,938 and 0 outstanding as of March 31, 2019 and December 31, 2018, respectively.	--	--
Common Stock - $0.001 par value; 250,000,000 shares authorized; 6,987,950 and 1,581,893 issued and 6,987,937 and 1,581,880 outstanding as of March 31, 2019 and December 31, 2018, respectively.	7	2
Additional paid-in capital	136,482	123,224
Treasury stock, at cost, 13 shares	(695)	(695)
Accumulated other comprehensive income	18	26
Accumulated deficit (excluding $2,442 reclassified to
additional paid in capital in quasi-reorganization)	(122,917)	(117,772)

Stockholders’ Equity Attributable to Inpixon	12,895	4,785

Non-controlling Interest	13	18

Total Stockholders’ Equity	12,908	4,803

Total Liabilities and Stockholders’ Equity	$20,122	$12,178

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2019	2018
	(Unaudited)

Revenues	1,363	849

Cost of Revenues	337	265

Gross Profit	1,026	584

Operating Expenses
Research and development	956	271
Sales and marketing	633	333
General and administrative	3,351	2,940
Acquisition related costs	137	16
Amortization of intangibles	812	804

Total Operating Expenses	5,889	4,364

Loss from Operations	(4,863)	(3,780)

Other Income (Expense)
Interest expense	(356)	(822)
Change in fair value of derivative liability	--	48
Gain on the sale of Sysorex Arabia	--	23
Other income/(expense)	69	(1)

Total Other Income (Expense)	(287)	(752)

Net Loss from Continuing Operations	(5,150)	(4,532)

Loss from Discontinued Operations, Net of Tax	--	(1,711)

Net Loss	(5,150)	(6,243)

Net Income/(Loss) Attributable to Non-controlling Interest	(5)	--

Net Loss Attributable to Stockholders of Inpixon	$(5,145)	$(6,243)

Deemed dividend to preferred stockholders	--	(1,508)
Deemed dividend for triggering of warrant down round feature	(1,250)	--
Net Loss Attributable to Common Stockholders	(6,395)	(7,751)

Net Loss Per Basic and Diluted Common Share
Loss from continuing operations	$(1.42)	$(57.57)
Loss from discontinued operations	$--	$(16.31)
Net Loss Per Share - Basic and Diluted	$(1.42)	$(73.88)

Weighted Average Shares Outstanding
Basic and Diluted	4,495,536	104,915

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	For the Three Months Ended
	March 31,
	2019	2018
	(Unaudited)

Net Loss	$(5,150)	$(6,243)

Unrealized foreign exchange loss from cumulative translation adjustments	(8)	(21)

Comprehensive Loss	$(5,158)	$(6,264)

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

 (Unaudited)

(In thousands, except per share data)

	Series 3 Convertible		Series 4 Convertible		Series 5 Convertible				Additional			Accumulated Other		Non-	Total Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Controlling	(Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Interest	Equity

Balance - January 1, 2018	--	$--	--	$--	--	$--	--	$--	$78,303	(13)	$(695)	$31	$(94,486)	$(2,006)	$(18,853)

Adoption of accounting standards (Note 2)	--	--	--	--	--	--	--	--	--	--	--	--	1,288	--	1,288
Common shares issued for services	--	--	--	--	--	--	--	--	80	--	--	--	--	--	80
Stock options granted to employees for services	--	--	--	--	--	--	--	--	206	--	--	--	--	--	206
Fractional shares issued for stock split	--	--	--	--	--	--	--	--	--	--	--	--	--	--	--
Common and preferred shares issued for net cash proceeds from a public offering	4,105.5252	--	--	--	--	--	--	2	18,942	--	--	--	--	--	18,944
Redemption of convertible series 3 preferred stock	(3,694.2752)	--	--	--	--	--	--	--	--	--	--	--	--	--	--
Common shares issued for extinguishment of debenture liability	--	--	--	--	--	--	--	--	1,456	--	--	--	--	--	1,456
Sale of Sysorex Arabia	--	--	--	--	--	--	--	--	--	--	--	--	--	2,012	2,012
Cumulative Translation Adjustment	--	--	--	--	--	--	--	--	--	--	--	(7)	--	--	(7)
Net loss	--	--	--	--	--	--	--	--	--	--	--	--	(6,243)	--	(6,243)

Balance - March 31, 2018	411.25	$--	--	$--	--	$--	--	2	98,987	(13)	$(695)	$24	$(99,441)	$6	$(1,117)

	Series 3 Convertible		Series 4 Convertible		Series 5 Convertible				Additional			Accumulated Other		Non-	Total Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Controlling	(Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Interest	Equity

Balance - January 1, 2019	--	$--	1.000	$--	--	$--	1,581,893	$2	$123,224	(13)	$(695)	$26	$(117,772)	$18	$4,803

Preferred Shares issued for net cash proceeds of a public offering	--	--	--	--	12,000	--	--	--	10,814	--	--	--	--	--	10,814
Common shares issued for extinguishment of debt	--	--	--	--	--	--	172,869	--	384	--	--	--	--	--	384
Common shares issued for net proceeds from warrants exercised	--	--	--	--	--	--	13,761	--	45	--	--	--	--	--	45
Common shares issued for warrants exercised	--	--	--	--	--	--	1,248,324	1	(1)	--	--	--	--	--	--
Redemption of convertible Series 5 Preferred Stock	--	--	--	--	(10,062)	--	3,021,663	3	(3)	--	--	--	--	--	--
Common shares issued for extinguishment of liability	--	--	--	--	--	--	749,440	1	1,129	--	--	--	--	--	1,130
Common shares issued for services	--	--	--	--	--	--	200,000	--	242	--	--	--	--	--	242
Stock options granted to employees and consultants for services	--	--	--	--	--	--	--	--	648	--	--	--	--	--	648
Cumulative Translation Adjustment	--	--	--	--	--	--	--	--	--	--	--	(8)	--	--	(8)
Net loss	--	--	--	--	--	--	--	--	--	--	--	--	(5,145)	(5)	(5,150)

Balance - March 31, 2019	--	$--	1.000	$--	1,938	$--	6,987,950	$7	$136,482	(13)	$(695)	$18	$(122,917)	$13	$12,908

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended
	March 31,
	2019	2018
	(Unaudited)
Cash Flows (Used In) from Operating Activities
Net loss	$(5,150)	$(6,243)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	231	513
Amortization of intangible assets	812	1,323
Amortization of right of use asset	83	--
Adoption of accounting standards	--	1,288
Stock based compensation	890	286
Amortization of technology	17	17
Change in fair value of derivative liability	--	(48)
Amortization of debt discount	250	417
Provision for doubtful accounts	105	116
Gain on earnout	--	(577)
Gain on the settlement of liabilities	--	(133)
Gain on the sale of Sysorex Arabia	--	(23)
Other	79	--

Changes in operating assets and liabilities:
Accounts receivable and other receivables	(639)	958
Inventory	(130)	(72)
Other current assets	61	(521)
Prepaid licenses and maintenance contracts	--	6,902
Other assets	(100)	--
Accounts payable	(12)	(3,680)
Accrued liabilities	77	(3,272)
Deferred revenue	(62)	(8,220)
Other liabilities	(5)	(7)
Total Adjustments	1,657	(4,733)
Net Cash Used in Operating Activities	(3,493)	(10,976)

Cash Flows Used in Investing Activities
Purchase of property and equipment	(16)	(11)
Investment in capitalized software	(239)	(156)
Net Cash Flows Used in Investing Activities	(255)	(167)

Cash Flows From (Used in) Financing Activities
Net repayments to bank facility	(23)	(1,128)
Net proceeds from issuance of common stock, preferred stock and warrants	10,859	18,944
Repayment of notes payable	(1)	(113)
Advances to related party	(4,909)	--
Repayments from related party	652	--
Net Cash Provided By Financing Activities	6,578	17,703

Effect of Foreign Exchange Rate on Changes on Cash	(8)	(7)

Net Increase in Cash, Cash Equivalents and Restricted Cash	2,822	6,553

Cash, Cash Equivalents and Restricted Cash - Beginning of period	1,148	351

Cash, Cash Equivalents and Restricted Cash - End of period	$3,970	$6,904

Supplemental Disclosure of cash flow information:
Cash paid for:
Interest	$853	$427
Income Taxes	$--	$--

Non-cash investing and financing activities
Common shares issued for extinguishment of debenture liability	$--	$1,457
Common shares issued for extinguishment of liability	$1,130	$--
Common shares issued for extinguishment of debt	$384	$--
Right of use asset obtained in exchange for lease liability	$646	$--

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

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

On August 31, 2018, the Company completed the spin-off of its value-added reseller business from its indoor positioning analytics business by way of a distribution of all the shares of common stock of its wholly-owned subsidiary, Sysorex, Inc. (“Sysorex”), to its stockholders of record as of August 21, 2018 and certain warrant holders.

Going Concern and Management’s Plans

As of March 31, 2019, the Company has a working capital deficiency of approximately $0.09 million. For the three months ended March 31, 2019, the Company incurred a net loss of approximately $5.1 million. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the financial statements are issued.

On January 15, 2019, the Company completed a rights offering whereby it sold 12,000 units at a price to the public of $1,000 per unit for aggregate net proceeds of approximately $10.77 million after commissions and expenses. The Company also raised approximately $3 million in net proceeds from the sale of a promissory note on May 3, 2019.

The Company expects its capital resources as of March 31, 2019, availability on the Payplant facility to finance purchase orders and invoices in an amount equal to 80% of the face value of purchase orders received (as described in Note 5), funds from higher margin business line expansion and credit limitation improvements will not be sufficient to fund planned operations for the next twelve months from the date the financial statements are issued.  In addition, the Company is pursuing possible strategic transactions. Therefore, the Company may raise such additional capital as needed, through the issuance of equity, equity-linked or debt securities.  The Company’s condensed consolidated financial statements as of March 31, 2019 have been prepared under the assumption that the Company will continue as a going concern for the next twelve months from the date the financial statements are issued. Management’s plans and assessment of the probability that such plans will mitigate and alleviate any substantial doubt about the Company’s ability to continue as a going concern, is dependent upon the ability to attain further operating efficiency, reduce expenditures, and, ultimately, to generate sufficient levels of revenue. The Company’s condensed consolidated financial statements as of March 31, 2019 do not include any adjustments that might result from the outcome of this uncertainty.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information, which are the accounting principles that are generally accepted in the United States of America. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the Company’s operations for the three-month period ended March 31, 2019 is not necessarily indicative of the results to be expected for the year ending December 31, 2019.  These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the years ended December 31, 2018 and 2017 included in the Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 28, 2019.

Note 3 - Summary of Significant Accounting Policies

The Company’s complete accounting policies are described in Note 2 to the Company’s audited consolidated financial statements and notes for the years ended December 31, 2018 and 2017.

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

Restricted Cash

In connection with certain transactions, the Company may be required to deposit assets, including cash or investment shares, in escrow accounts. The assets held in escrow are subject to various contingencies that may exist with respect to such transactions. Upon resolution of those contingencies or the expiration of the escrow period, some or all the escrow amounts may be used and the balance released to the Company. As of March 31, 2019, the Company had $140,000 deposited in escrow as restricted cash for the Shoom acquisition, of which any amounts not subject to claims shall be released to the pre-acquisition stockholders of Shoom, on a pro-rata basis, on each of the next (2) anniversary dates of the closing date of the Shoom acquisition. $70,000 of that amount is current and included in Prepaid Assets and Other Current Assets and $70,000 is non-current and included in Other Assets on the condensed consolidated balance sheet. As of March 31, 2018, the Company had $210,000 deposited in escrow as restricted cash for the Shoom acquisition, of which any amounts not subject to claims shall be released to the pre-acquisition stockholders of Shoom, on a pro-rata basis, on each of the next (2) anniversary dates of the closing date of the Shoom acquisition. $70,000 of that amount is current and included in Prepaid Assets and Other Current Assets and $140,000 is non-current and included in Other Assets on the condensed consolidated balance sheet as of March 31, 2018.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the balance sheets that sum to the total of the same amounts show in the statement of cash flows.

	For the Three Months Ended March, 31,
(in thousands)	2019	2018
Cash and cash equivalents	$3,830	$6,694
Restricted cash	70	70
Restricted cash included in other assets, noncurrent	70	140
Total cash, cash equivalents, and restricted cash in the balance sheet	$3,970	$6,904

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

Note 3 - Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company records revenue according to “Revenue from Contracts with Customers (Topic 606)”, or ASU 2016-12, which requires revenue to be recognized either at a “point in time” or “over time”, depending on the facts and circumstances of the arrangement, and is evaluated using a five-step model.

Software As A Service Revenue Recognition

With respect to sales of our maintenance, consulting and other service agreements, including our digital advertising and electronic services, customers pay fixed monthly fees in exchange for the Company’s service. The Company’s performance obligation is satisfied over time as the digital advertising and electronic services are provided continuously throughout the service period. The Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous access to its service.

Professional Services Revenue Recognition

The Company’s professional services include fixed fee and time and materials contracts. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and materials contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts including maintenance service provided by in house personnel, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the three months ended March 31, 2019 and 2018, the Company did not incur any such losses. These amounts are based on known and estimated factors.

Contract Balances

The timing of our revenue recognition may differ from the timing of payment by our customers. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had deferred revenue of approximately $173,000 as of March 31, 2019 related to cash received in advance for product maintenance services provided by the Company’s technical staff. The Company expects to satisfy its remaining performance obligations for these maintenance services and recognize the deferred revenue and related contract costs over the next twelve months after March 31, 2019.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

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

The Company incurred stock-based compensation charges of $0.9 million and $0.3 million for the three months ended March 31, 2019 and 2018, respectively, which are included in general and administrative expenses. The Company recognizes forfeitures as they occur. The following table summarizes the nature of such charges for the periods then ended (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Compensation and related benefits	$648	$206
Professional and legal fees	242	80
Totals	$890	$286

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

The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018
Options	2,772,460	205
Warrants	5,371,452	207,565
Convertible preferred stock	582,184	--
Convertible note	--	15,754
Reserved for service providers	1,100	1,100
Totals	8,727,196	224,624

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

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

Recently Issued and Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02, “Leases (Topic 842),” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. As a result of the new standard, all of our leases greater than one year in duration will be recognized in our balance sheets as both operating lease liabilities and right-of-use assets upon adoption of the standard. The Company adopted the standard using the prospective approach. Upon adoption, we recorded approximately $0.6 million in right-of-use assets and $0.7 million in operating lease liabilities on our balance sheet.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606). ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company has adopted this standard and the adoption of this standard did not have a material impact on its financial statements or disclosures.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement,” (“ASU 2018-13”). ASU 2018-13 requires application of the prospective method of transition (for only the most recent interim or annual period presented in the initial fiscal year of adoption) to the new disclosure requirements for (1) changes in unrealized gains and losses included in OCI and (2) the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 also requires prospective application to any modifications to disclosures made because of the change to the requirements for the narrative description of measurement uncertainty. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year.

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

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

Note 4 - Inventory

Inventory as of March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	As of March 31, 2019	As of December 31, 2018
Raw materials	$167	$143
Finished goods	531	425
Total Inventory	$698	$568

Note 5 - Debt

Debt as of March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	As of March 31, 2019	As of December 31, 2018
Short-Term Debt
Notes payable, less debt discount of $515 and $752, respectively (A)	$3,970	$4,104
Revolving line of credit (B)	--	23
Total Short-Term Debt	$3,970	$4,127

Long-Term Debt
Notes payable	$73	$74
Total Long-Term Debt	$73	$74

(A)	Notes Payable

On January 29, 2019, the Company and the holder of that certain outstanding convertible promissory note (the “Note Holder”), issued on November 17, 2017 (as amended, supplemented or otherwise modified, the “Original Note”), with an outstanding balance of $383,768 (the “Remaining Balance”), entered into an exchange agreement (the “Exchange Agreement”), pursuant to which the Company and the Note Holder agreed to (i) partition a new convertible promissory note in the form of the Original Note (the “Partitioned Note”) in the original principal amount equal to the Remaining Balance (the “Exchange Amount”) and then cause the Remaining Balance to be reduced by the Exchange Amount; and (ii) exchange the Partitioned Note for the delivery of 172,869 shares of the Company’s common stock at an effective price share equal to $2.22. Following such partition of the Original Note, the Original Note was deemed paid in full, was automatically deemed canceled, and shall not be reissued.

October 2018 Note Purchase Agreement and Promissory Note

On October 12, 2018, the Company entered into a note purchase agreement with an institutional investor (the “Holder”), pursuant to which the Company agreed to issue and sell to the Holder an unsecured promissory note (the “Note”) in an aggregate principal amount of $2,520,000 (the “Initial Principal Amount”), which is payable on or before the date that is 12 months from the issuance date. The Initial Principal Amount includes an original issue discount of $500,000 and $20,000 that the Company agreed to pay to the Holder to cover the Holder’s legal fees, accounting costs, due diligence, monitoring and other transaction costs. In exchange for the Note, the Holder paid an aggregate purchase price of $2,000,000. Interest on the Note accrues at a rate of 10% per annum and is payable on the maturity date or otherwise in accordance with the Note. Beginning on the date that is 6 months from the issuance date and at the intervals indicated below until the Note is paid in full, the Holder shall have the right to redeem up to an aggregate of 1/3 of the initial principal balance of the Note each month (each monthly exercise, a “Monthly Redemption Amount”) by providing written notice (each, a “Monthly Redemption Notice”) delivered to the Company; provided, however, that if the Holder does not exercise any Monthly Redemption Amount in its corresponding month then such Monthly Redemption Amount shall be available for the Holder to redeem in any future month in addition to such future month’s Monthly Redemption Amount. Upon receipt of any Monthly Redemption Notice, the Company shall pay the applicable Monthly Redemption Amount in cash to the Holder within 5 business days of the Company’s receipt of such Monthly Redemption Notice.

On April 10, 2019 and April 24, 2019, the Company entered into exchange agreements with the Holder whereby the Company issued shares of the Company’s common stock as payment on the Note as more fully described in Note 15.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

Note 5 - Debt (continued)

(A)	Notes Payable (continued)

December 2018 Note Purchase Agreement and Promissory Note

On December 21, 2018, the Company entered into a note purchase agreement with the Holder, pursuant to which the Company agreed to issue and sell to the Holder an unsecured promissory note (the “December 2018 Note”) in an aggregate principal amount of $1,895,000 (the “Initial Principal Amount”), which is payable on or before the date that is 10 months from the issuance date. The Initial Principal Amount includes an original issue discount of $375,000 and $20,000 that the Company agreed to pay to the Holder to cover the Holder’s legal fees, accounting costs, due diligence, monitoring and other transaction costs. In exchange for the December 2018 Note, the Holder paid an aggregate purchase price of $1,500,000. Interest on the Note accrues at a rate of 10% per annum and is payable on the maturity date or otherwise in accordance with the December 2018 Note. The Company may pay all or any portion of the amount owed earlier than it is due; provided, that in the event the Company elects to prepay all or any portion of the outstanding balance, it shall pay to the Holder 115% of the portion of the outstanding balance the Company elects to prepay. Beginning on the date that is 6 months from the issuance date and at the intervals indicated below until the December 2018 Note is paid in full, the Holder shall have the right to redeem up to an aggregate of 1/3 of the initial principal balance of the December 2018 Note each month (each monthly exercise, a “Monthly Redemption Amount”) by providing written notice (each, a “Monthly Redemption Notice”) delivered to the Company; provided, however, that if the Holder does not exercise any Monthly Redemption Amount in its corresponding month then such Monthly Redemption Amount shall be available for the Holder to redeem in any future month in addition to such future month’s Monthly Redemption Amount. Upon receipt of any Monthly Redemption Notice, the Company shall pay the applicable Monthly Redemption Amount in cash to the Holder within 5 business days of the Company’s receipt of such Monthly Redemption Notice.

Amendment to Note Purchase Agreements

On February 8, 2019, the Company entered into a global amendment (the “Global Amendment”) to the Note and the December 2018 Note to delete the phrase “by cancellation or exchange of the Note, in whole or in part” from Section 8.1 of those agreements. The Company also agreed to pay the Holder’s fees and other expenses in an aggregate amount of $80,000 (the “Fee”) in connection with the preparation of the Global Amendment by adding $40,000 of the Fee to the outstanding balance of each of the notes.

(B)	Revolving Line of Credit

Payplant Accounts Receivable Bank Line

Pursuant to the terms of that certain Commercial Loan Purchase Agreement, dated as of August 14, 2017 (the “Purchase Agreement”), Gemcap Lending I, LLC (“GemCap”) sold and assigned to Payplant LLC, as agent for Payplant Alternatives Fund LLC (“Payplant” or “Lender”), all of its right, title and interest to that certain revolving Secured Promissory Note in an aggregate principal amount of up to $10,000,000 (the “GemCap Note”) issued in accordance with that certain Loan and Security Agreement, dated as of November 14, 2016 (the “GemCap Loan”), by and among GemCap and the Company and its wholly-owned subsidiaries, Sysorex and Sysorex Government Services, Inc. (“SGS”) for an aggregate purchase price of $1,402,770.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

Note 5 - Debt (continued)

(B)	Revolving Line of Credit (continued)

Payplant Accounts Receivable Bank Line (continued)

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

Note 6 - Capital Raises

January 2019 Capital Raise

On January 15, 2019, the Company closed a rights offering whereby it sold an aggregate of 12,000 units consisting of an aggregate of 12,000 shares of Series 5 Convertible Preferred Stock and 3,600,000 warrants to purchase common stock exercisable for one share of common stock at an exercise price of $3.33 per share in accordance with the terms and conditions of a warrant agency agreement (the “Warrant Agency Agreement”), resulting in gross proceeds to the Company of approximately $12 million, and net proceeds of approximately $10.77 million after deducting expenses relating to dealer-manager fees and expenses, and excluding any proceeds received upon exercise of any warrants.

Following the rights offering, the conversion price of the Series 4 Preferred was reduced to the floor price of $4.96, the exercise price of the warrants issued in the April 2018 public offering were also reduced to the floor price of $4.96 and the number of shares issuable upon exercise of such warrants was increased to 2,769,000 shares of common stock. The maximum deemed dividend under the Series 4 Preferred Stock has been recognized so there is no accounting effect from the conversion price reduction of the Series 4 Preferred Stock. However, the Company recorded a $1.3 million deemed dividend for the reduction to the exercise price of the April 2018 warrants.

Note 7 - Common Stock

On January 29, 2019, the Company issued 172,869 shares of common stock under an exchange agreement to settle the outstanding balance of $383,768 under Partitioned Note. Following the issuance of the common stock, the Original Note was deemed paid in full (see Note 5).

On February 20, 2019, the Company issued 749,440 shares of common stock under a settlement agreement for an arbitration proceeding (see Note 14).

During the three months ended March 31, 2019, the Company issued 13,761 shares of common stock in connection with the exercise of 13,761 warrants at $3.33 per share.

During the three months ended March 31, 2019, the Company issued 1,248,324 shares of common stock in connection with the exercise of 2,080,539 warrants through cashless exercises.

During the three months ended March 31, 2019, 10,062 shares of Series 5 Preferred were converted into 3,021,663 shares of the Company’s common stock.

During the three months ended March 31, 2019, the Company issued 200,000 shares of common stock for services which were fully vested upon grant. The Company recorded an expense of approximately $242,000.

Note 8 - Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share with rights, preferences, privileges and restrictions as to be determined by the Company’s Board of Directors.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

Note 8 - Preferred Stock (continued)

Series 5 Convertible Preferred Stock

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

On January 15, 2019, the Company closed a rights offering whereby it sold an aggregate of 12,000 units consisting of an aggregate of 12,000 shares of Series 5 Convertible Preferred Stock and 3,600,000 warrants to purchase common stock exercisable for one share of common stock at an exercise price of $3.33 per share.

During the three months ended March 31, 2019, 10,062 shares of Series 5 Preferred were converted into 3,021,663 shares of the Company’s common stock. As of March 31, 2019, there was 1,938 shares of Series 5 Preferred outstanding.

Note 9 - Stock Options

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

In February 2018, the Company adopted the 2018 Employee Stock Incentive Plan (the “2018 Plan” and together with the 2011 Plan, the “Option Plans”), which is utilized with the 2011 Plan for employees, corporate officers, directors, consultants and other key persons employed. The 2018 Plan provides for the granting of incentive stock options, NQSOs, stock grants and other stock-based awards, including Restricted Stock and Restricted Stock Units (as defined in the 2018 Plan).

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

The aggregate number of shares that may be awarded under the 2011 Plan as of January 1, 2019 is 158,424 and awarded under the 2018 Plan as of January 1, 2019 is 5,316,376. As of March 31, 2019, 2,772,460 of options were granted to employees, directors and consultants of the Company (including 39 shares outside of our Options Plans) and 2,702,379 shares of common stock were reserved for future issuance under the Option Plans.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

Note 9 - Stock Options (continued)

During the three months ended March 31, 2019, the Company granted stock options for the purchase of 2,717,500 shares of common stock to employees and directors of the Company. These stock options are either 100% vested or vest pro-rata over 12 to 48 months, have a life of ten years and an exercise price of $2.26 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the awards was determined to be $3.3 million. The fair value of the common stock as of the grant date was determined to be $2.26 per share.

During the three months ended March 31, 2019 and 2018, the Company recorded a charge of $648,000 and $206,000, respectively, for the amortization of employee stock options.

As of March 31, 2019, the fair value of non-vested stock options totaled $3.3 million, which will be amortized to expense over the weighted average remaining term of 0.64 years.

The fair value of each employee stock option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. Key weighted-average assumptions used to apply this pricing model during the three months ended March 31, 2019 were as follows:

For the Three Months Ended March 31, 2019

Risk-free interest rate	2.66%
Expected life of stock option grants	7 years
Expected volatility of underlying stock	49.65%
Dividends assumption	$--

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

Note 10 - Credit Risk and Concentrations

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

The Company maintains cash deposits with financial institutions, which, from time to time, may exceed federally insured limits. Cash is also maintained at foreign financial institutions for its Canadian subsidiary and its majority-owned India subsidiary. Cash in foreign financial institutions as of March 31, 2019 and December 31, 2018 was immaterial. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

Note 10 - Credit Risk and Concentrations (continued)

The following table sets forth the percentages of revenue derived by the Company from those customers, which accounted for at least 10% of revenues during the three months ended March 31, 2019 and 2018 (in thousands):

	For the Three Months Ended March 31, 2019		For the Three Months Ended March 31, 2018
	$	%	$	%
Customer A	750	55%	--	--
Customer B	306	22%	325	38%
Customer C	--	--	105	12%

As of March 31, 2019, Customer A represented approximately 37%, Customer D represented approximately 22%, Customer E represented approximately 11%, and Customer C represented approximately 11% of total accounts receivable. As of December 31, 2018, Customer C represented approximately 30%, Customer D represented approximately 26% and Customer E represented approximately 13% of total accounts receivable.

As of March 31, 2019, one vendor represented approximately 43% of total gross accounts payable. Purchases from this vendor during the three months ended March 31, 2019 was $0. As of December 31, 2018, one vendor represented approximately 49% of total gross accounts payable. Purchases from this vendor during the three months ended March 31, 2018 was $0.

For the three months ended March 31, 2019, two vendors represented approximately 56% and 44% of total purchases. For the three months ended March 31, 2018, one vendor represented approximately 84% of total purchases.

Note 11 - Foreign Operations

The Company’s operations are located primarily in the United States, Canada, India and, prior to the sale of Sysorex Arabia, in Saudi Arabia. Revenues by geographic area are attributed by country of domicile of our subsidiaries. The financial data by geographic area are as follows (in thousands):

	United
	States	Canada	India	Eliminations	Total
For the Three Months Ended March 31, 2019:
Revenues by geographic area	$1,361	$2	$68	$(68)	$1,363
Operating loss by geographic area	$(4,527)	$(308)	$(28)	$--	$(4,863)
Net loss by geographic area	$(4,814)	$(308)	$(28)	$--	$(5,150)

For the Three Months Ended March 31, 2018:
Revenues by geographic area	$843	$6	$52	$(52)	$849
Operating loss by geographic area	$(3,289)	$(489)	$(2)	$--	$(3,780)
Net loss by geographic area	$(5,748)	$(493)	$(2)	$--	$(6,243)

As of March 31, 2019:
Identifiable assets by geographic area	$19,543	$438	$141	$--	$20,122
Long lived assets by geographic area	$5,357	$146	$32	$--	$5,535

As of December 31, 2018:
Identifiable assets by geographic area	$11,872	$187	$119	$--	$12,178
Long lived assets by geographic area	$6,233	$140	$28	$--	$6,401

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

Note 12 - Related Party Transactions

Nadir Ali, the Company’s Chief Executive Officer and a member of its Board of Directors, is also the Chairman of the Board of Directors of Sysorex.

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

All sums advanced by the Company to the Maturity Date (as defined below) pursuant to the terms of the Note Purchase Agreement will become part of the aggregate Loan Amount underlying the Secured Note. All outstanding principal amounts and accrued unpaid interest owing under the Secured Note shall become immediately due and payable on the earlier to occur of (i) 24 month anniversary of the date the Secured Note is issued (the “Maturity Date”), (ii) at such date when declared due and payable by the Company upon the occurrence of an Event of Default (as defined in the Secured Note), or (iii) at any such earlier date as set forth in the Secured Note. All accrued unpaid interest shall be payable in cash. The amount owed by Sysorex to the Company as of December 31, 2018 was $2.2 million and as of March 31, 2019 was $7 million. On February 4, 2019, the Related Party Note was amended to increase the maximum principal amount that may be outstanding at any time under the Related Party Note from $3,000,000 to $5,000,000. On April 2, 2019, the Related Party Note was amended to increase the maximum principal amount that may be outstanding at any time under the Related Party Note from $5,000,000 to $8,000,000.

Note 13 - Leases

The Company currently has three office leases. The first operating lease is for its administrative office in Palo Alto, California, effective October 1, 2014, for five years.  The initial lease rate was $14,225 per month with escalating payments.  In connection with the lease, the Company is obligated to pay $8,985 monthly for operating expenses for building repairs and maintenance.  The second operating lease is for its administrative office in Encino, CA. This lease was effective June 1, 2014 and will end on July 31, 2021. The current lease rate is $6,984 per month and $276 per month for the common area maintenance. The third operating lease is for its administrative office in Coquitlam, Canada, from October 1, 2016 through September 30, 2021. The initial lease rate was $8,931 CAD per month with escalating payments.  In connection with the lease, the Company is obligated to pay $6,411 CAD monthly for operating expenses for building repairs and maintenance.  The Company has no other operating or financing leases with terms greater than 12 months.

The Company adopted ASC Topic 842, Leases (“ASC Topic 842”) effective January 1, 2019 using the prospective approach. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 months or less. On January 1, 2019, upon adoption of ASC Topic 842, the Company recorded right-of-use asset of $641,992, lease liability of $683,575 and eliminated deferred rent of $41,583.  The Company determined the lease liability using the Company’s estimated incremental borrowing rate of 8.0% to estimate the present value of the remaining monthly lease payments.

Right-of-use assets is summarized below (in thousands):

March 31, 2019
Palo Alto, CA Office	$178
Encino, CA Office	201
Coquitlam, Canada Office	267
Less accumulated amortization	(82)
Right-of-use asset, net	$564

During the three months ended March 31, 2019, the Company recorded $91,667 as rent expense to the right-of-use assets.

Lease liability is summarized below (in thousands):

March 31, 2019
Total lease liability	$599
Less: short term portion	(331)
Long term portion	$268

Maturity analysis under the lease agreement is as follows (in thousands):

Nine months ending December 31, 2019	$295
Year ending December 31, 2020	218
Year ending December 31, 2021	137
Total	$650
Less: Present value discount	(51)
Lease liability	$599

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

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

Note 15 - Subsequent Events

During the three months ending June 30, 2019, the Company issued 835,740 shares of common stock in connection with the exercise of 1,392,900 warrants through cashless exercises.

During the three months ending June 30, 2019, 1,517 shares of Series 5 Preferred were converted into 455,556 shares of the Company’s common stock.

During the three months ending June 30, 2019, the Company granted stock options for the purchase of 2,337,500 shares of common stock to employees and consultants of the Company. These stock options vest pro-rata over 12 to 48 months, have a life of ten years and an exercise price of $0.75 per share.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

Note 15 - Subsequent Events (continued)

Exchange Agreements

On April 10, 2019, the Company and the Holder of the Original Note, with an outstanding balance of $2,689,868 as of April 10, 2019, entered into an exchange agreement, pursuant to which the Company and the Holder agreed to (i) partition a new promissory note in the form of the Original Note (the “Partitioned Note”) in the original principal amount equal to $500,000 (the “Exchange Amount”) and then cause the Outstanding Balance to be reduced by the Exchange Amount; and (ii) exchange the Partitioned Note for the delivery of 626,566 shares of the Company’s common stock, at an effective price per share equal to $0.798. The exchange was completed on April 12, 2019.

On April 24, 2019, the Company and the Holder of the Original Note, with an outstanding balance of $2,198,400 as of April 24, 2019 (the “Outstanding Balance”), entered into an exchange agreement, pursuant to which the Company and the Holder agreed to (i) partition a new promissory note in the form of the Original Note (the “Partitioned Note”) in the original principal amount equal to $400,000 (the “Exchange Amount”) and then cause the Outstanding Balance to be reduced by the Exchange Amount; and (ii) exchange the Partitioned Note for the delivery of 444,988 shares of the Company’s common stock at an effective price per share equal to $0.8989. The exchange was completed on April 25, 2019.

Second Amendment to Sysorex Loan Documents

On April 2, 2019, the Company and Sysorex, Inc. entered into that certain Second Amendment Agreement to that certain Note Purchase Agreement, dated as of December 31, 2018 (as amended from time to time in accordance with its terms, the “NPA”), and that certain Secured Promissory Note issued to the Company by Sysorex on December 31, 2018 (as amended from time to time in accordance with its terms, the “Note,” together with the NPA, the “Sysorex Loan Documents”). Pursuant to the Second Amendment Agreement, the Sysorex Loan Documents were amended to increase the maximum principal amount that may be outstanding at any time under the Note from $5,000,000 to $8,000,000.

May 2019 Note Purchase Agreement and Promissory Note

On May 3, 2019, the Company entered into a note purchase agreement (the “Purchase Agreement”) with the Holder, pursuant to which the Company agreed to issue and sell to the Holder an unsecured promissory note (the “May 2019 Note”) in an aggregate principal amount of $3,770,000 (the “Initial Principal Amount”), which is payable on or before the date that is 10 months from the issuance date. The Initial Principal Amount includes an original issue discount of $750,000 and $20,000 that the Company agreed to pay to the Holder to cover the Holder’s legal fees, accounting costs, due diligence, monitoring and other transaction costs. In exchange for the Note, the Holder paid an aggregate purchase price of $3,000,000. Interest on the Note accrues at a rate of 10% per annum and is payable on the maturity date or otherwise in accordance with the May 2019 Note. The Company may pay all or any portion of the amount owed earlier than it is due; provided, that in the event the Company elects to prepay all or any portion of the outstanding balance, it shall pay to the Holder 115% of the portion of the outstanding balance the Company elects to prepay. Beginning on the date that is 6 months from the issuance date and at the intervals indicated below until the May 2019 Note is paid in full, the Holder shall have the right to redeem up to an aggregate of 1/3 of the initial principal balance of the Note each month (each monthly exercise, a “Monthly Redemption Amount”) by providing written notice (each, a “Monthly Redemption Notice”) delivered to the Company; provided, however, that if the Holder does not exercise any Monthly Redemption Amount in its corresponding month then such Monthly Redemption Amount shall be available for the Holder to redeem in any future month in addition to such future month’s Monthly Redemption Amount. Upon receipt of any Monthly Redemption Notice, the Company shall pay the applicable Monthly Redemption Amount in cash to the Holder within five business days of the Company’s receipt of such Monthly Redemption Notice.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC. In addition to our historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q, particularly in Part II, Item 1A, “Risk Factors.”

Overview of our Business

We provide a number of different technology products and services relating to Indoor Positioning and Analytics and other digital solutions to private and public sector customers. Effective August 31, 2018, the Company completed a Spin-off of Sysorex and the associated Infrastructure business and it is no longer a part of our reporting in the current year. In prior years’ financial data, the revenue and expenses of the Spin-off entities are shown as discontinued operations. Our Indoor Positioning Analytics (“IPA”) products secure, digitize and optimize the interior of any premises with indoor positioning and data analytics that provide rich positional information, similar to a global positioning system, and browser-like intelligence for the indoors. In addition, we offer digital tear-sheets with optional invoice integration, digital ad delivery, and an e-edition designed for reader engagement for the media, publishing and entertainment industry.

Revenues increased in the first quarter of 2019 over the same period in 2018 by approximately 65% because of an increase in our IPA revenues resulting from an increased focus on the IPA product line after the Spin-off of our Sysorex business and the addition of a new customer that accounted for approximately 55% of our revenues for the first quarter of 2019. We expect to continue to grow our IPA product line in 2019. The IPA product line does have long sales cycles, which are a result from customer-related issues such as budget and procurement processes but also because of the early stages of indoor-positioning technology and the learning curve required for customers to implement such solutions. Customers also engage in a pilot program first which prolongs sales cycles and is typical of most emerging technology adoption curves. We anticipate sales cycles to improve in 2019 as our customer base moves from early adopters to mainstream customers. The sales cycle is also improving with the increased presence and awareness of beacon and Wi-Fi locationing technologies in the market. IPA sales can be licensed-based with government customers but commercial customers typically prefer a SaaS or subscription model. Our other digital solutions are also delivered on a SaaS model and allow us to generate industry analytics that complement our indoor-positioning solutions.

We experienced a net loss of $5.2 million for the three months ended March 31, 2019 and a net loss of $6.2 million for the three months ended March 31, 2018. We cannot assure that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. In order to continue our operations, we have supplemented the revenues we earned with proceeds from the sale of our equity and debt securities and proceeds from loans and bank credit lines. Furthermore, except for our Payplant facility, we have no committed source of financing and we cannot assure that we will be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to scale back our business operations by reducing expenditures for employees, consultants, business development and marketing efforts, selling assets or one or more products in our business, or otherwise severely curtailing our operations.

Corporate Strategy Update

Management continues to pursue a corporate strategy that is focused on building and developing Inpixon as a technology company that provides turnkey solutions from the collection of data to delivering insights from that data to our customers with a focus on securing, digitizing and optimizing premises with IPA for businesses and governments. In connection with such strategy and in order to facilitate our long-term growth, we are evaluating various strategic transactions and acquisitions of companies with technologies and intellectual property (“IP”) that complement such goals by adding technology, differentiation, customers and/or revenue. We are primarily looking for accretive opportunities that have business value and operational synergies. We believe these complimentary technologies will allow us to provide a comprehensive Indoor Positioning Platform, or one-stop shop to our customers. We believe that acquiring complementary products and/or IP will add value to the Company. Candidates with proven technologies that complement our overall strategy may come from anywhere in the world, so long as there are strategic and financial reasons to make the acquisition. If we make any acquisitions in the future, we expect that we may pay for such acquisitions using our equity securities, cash and debt financing in combinations appropriate for each acquisition. In connection with this strategy, on April 10, 2019, the Company announced it signed a non-binding term sheet to acquire Locality Systems Inc. (“Locality”), a technology company based near Vancouver, Canada, specializing in wireless device positioning and radio frequency (RF) augmentation of video surveillance systems.  The acquisition is expected to be accretive and is anticipated to have a purchase price consisting of a combination of cash and equity. As of the date of this filing, negotiations between the Company and Locality continue to progress, however, the Company has not entered into a definitive agreement with respect to the proposed transaction which is subject to the satisfaction of due diligence. Accordingly, there can be no assurance that the transaction will be completed.

Recent Events

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

On February 4, 2019, the documents were amended to increase the maximum Principal Amount that may be outstanding at any time under the Secured Note from $3.0 million to $5.0 million. On April 2, 2019, the documents were amended to increase the maximum Principal Amount under the Secured Note from $5.0 million to $8.0 million.

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

Note Exchanges

On January 29, 2019, the Company and the holder of that certain outstanding convertible promissory note, issued on November 17, 2017 (as amended, supplemented or otherwise modified, the “Original Note”), with an outstanding balance of $383,768.07 (the “Remaining Balance”), entered into an exchange agreement (the “Exchange Agreement”), pursuant to which the Company and the holder agreed to (i) partition a new convertible promissory note in the form of the Original Note in the original principal amount equal to the Remaining Balance (the “Exchange Amount”) and then cause the Remaining Balance to be reduced by the Exchange Amount; and (ii) exchange the partitioned note for the delivery of 172,869 shares of the Company’s common stock at an effective price per share equal to $2.22. The exchange was completed on January 29, 2019. Following such partition of the Original Note, the Original Note was deemed paid in full, was automatically deemed canceled, and shall not be reissued.

On April 10, 2019, the Company and the holder (the “Note Holder”) of that certain outstanding promissory note, issued on October 12, 2018 (as amended, supplemented or otherwise modified, the “Original Note”), with an outstanding balance of $2,689,868 as of April 10, 2019, entered into an exchange agreement, pursuant to which the Company and the Note Holder agreed to (i) partition a new promissory note in the form of the Original Note (in the original principal amount equal to $500,000 (the “Exchange Amount”) and then cause the outstanding balance to be reduced by the Exchange Amount; and (ii) exchange the partitioned note for the delivery of 626,566 shares of the Company’s common stock, at an effective price per share equal to $0.798. The exchange was completed on April 12, 2019.

On April 24, 2019, the Company and the Note Holder of the Original Note, with an outstanding balance of $2,198,400 as of April 24, 2019, entered into an exchange agreement, pursuant to which the Company and the Note Holder agreed to (i) partition a new promissory note in the form of the Original Note in the original principal amount equal to $400,000 (the “Exchange Amount”) and then cause the outstanding balance to be reduced by the Exchange Amount; and (ii) exchange the partitioned note for the delivery of 444,988 shares of the Company’s common stock at an effective price per share equal to $0.8989. The exchange was completed on April 25, 2019.

Issuance of Promissory Note

On May 3, 2019, the Company entered into a note purchase agreement (the “Purchase Agreement”) with an institutional investor identified therein (the “Holder”), pursuant to which the Company agreed to issue and sell to the Holder an unsecured promissory note (the “Note”) in an aggregate principal amount of $3,770,000.00 (the “Initial Principal Amount”), which is payable on or before the date that is 10 months from the issuance date. The Initial Principal Amount includes an original issue discount of $750,000.00 and $20,000.00 that the Company agreed to pay to the Holder to cover the Holder’s legal fees, accounting costs, due diligence, monitoring and other transaction costs. In exchange for the Note, the Holder paid an aggregate purchase price of $3,000,000.00 (the “Transaction”).  The Note accrues interest at a rate of 10% per annum. Beginning on the date that is 6 months from the issuance date and at the intervals indicated below until the Note is paid in full, the Holder shall have the right to redeem up to an aggregate of 1/3 of the initial principal balance of the Note each month (each monthly exercise, a “Monthly Redemption Amount”) by providing written notice (each, a “Monthly Redemption Notice”) delivered to the Company; provided, however, that if the Holder does not exercise any Monthly Redemption Amount in its corresponding month then such Monthly Redemption Amount shall be available for the Holder to redeem in any future month in addition to such future month’s Monthly Redemption Amount.

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

Revenue Recognition

The Company records revenue according to “Revenue from Contracts with Customers (Topic 606)”, or ASU 2016-12, which requires revenue to be recognized either at a “point in time” or “over time”, depending on the facts and circumstances of the arrangement, and is evaluated using a five-step model.

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

Professional Services Revenue Recognition

The Company’s professional services include fixed fee and time and materials contracts. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and materials contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts including maintenance service provided by in house personnel, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the three months ended March 31, 2019 and 2018, the Company did not incur any such losses. These amounts are based on known and estimated factors.

Contract Balances

The timing of our revenue recognition may differ from the timing of payment by our customers. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had deferred revenue of approximately $173,000 as of March 31, 2019 related to cash received in advance for product maintenance services provided by the Company’s technical staff. The Company expects to satisfy its remaining performance obligations for these maintenance services and recognize the deferred revenue and related contract costs over the next twelve months.

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

When assessing the recoverability of our long-lived assets, which include property and equipment and finite-lived intangible assets, we make assumptions regarding estimated future cash flows and other factors. Some of these assumptions involve a high degree of judgment and also bear a significant impact on the assessment conclusions. Included among these assumptions are estimating undiscounted future cash flows, including the projection of comparable sales, operating expenses, capital requirements for maintaining property and equipment and residual value of asset groups. We formulate estimates from historical experience and assumptions of future performance, based on business plans and forecasts, recent economic and business trends, and competitive conditions. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge. Based on our evaluation we did not record a charge for impairment for the three months ended March 31, 2019 and 2018.

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

We evaluate the remaining useful lives of long-lived assets and identifiable intangible assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. Such events or circumstances may include (but are not limited to): the effects of obsolescence, demand, competition, and/or other economic factors including the stability of the industry in which we operate, known technological advances, legislative actions, or changes in the regulatory environment. If the estimated remaining useful lives change, the remaining carrying amount of the long-lived assets and identifiable intangible assets would be amortized prospectively over that revised remaining useful life. We have determined that there were no events or circumstances during the three months ended March 31, 2019 and 2018, which would indicate a revision to the remaining amortization period related to any of our long-lived assets. Accordingly, we believe that the current estimated useful lives of long-lived assets reflect the period over which they are expected to contribute to future cash flows and are therefore deemed appropriate.

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

We continue to seek additional resources, through both capital raising efforts and meeting with industry experts, for further development of the AirPatrol technology. Through March 31, 2019, we have made some progress with raising capital since these acquisitions, building our pipeline and getting industry acknowledgment. We have been recognized by leading industry analysts in a report on leading indoor positioning companies and was also awarded the IoT Security Excellence award by TMC. Management remains focused on growing revenue from these products and continues to pursue efforts to recognize the value of the AirPatrol and LightMiner technologies. Although there can be no assurance that these efforts will be successful, we intend to allocate financial and personnel resources when deemed possible and/or necessary. If we choose to abandon these efforts, or if we determine that such funding is not available, the related IPR&D will be subject to significant impairment.

Impairment of Long-Lived Assets Subject to Amortization

We amortize intangible assets with finite lives over their estimated useful lives and review them for impairment whenever an impairment indicator exists. We continually monitor events and changes in circumstances that could indicate carrying amounts of our long-lived assets, including our intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. We did not recognize any intangible asset impairment charges for the three month ended March 31, 2019. See “Acquired In-Process Research and Development (“IPR&D”)” for further information.

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

As of March 31, 2019 and December 31, 2018, reserves for credit losses included a reserve for doubtful accounts of approximately $260,000 and $464,000, respectively, due to the aging of the items greater than 120 days outstanding and other potential non-collections.

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

For the three months ended March 31, 2019 and 2018, the Company incurred stock-based compensation charges of $890,000 and $286,000, respectively. The principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:

For the Three Months Ended March 31, 2019
Risk-free interest rate	2.66%
Expected life of option grants	7 years
Expected volatility of underlying stock	49.65%
Dividends assumption	$--

During the three months ended March 31, 2019 and 2018, the Company recorded a charge of $648,000 and $206,000, respectively, for the amortization of employee stock options.

Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

The following table sets forth selected condensed consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	For the Three Months Ended
	March 31, 2019		March 31, 2018
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	% Change*

Revenues	$1,363	100%	$849	100%	61%
Cost of revenues	$337	25%	$265	31%	27%
Gross profit	$1,026	75%	$584	69%	76%
Operating expenses	$5,889	432%	$4,364	514%	35%
Loss from operations	$(4,863)	(357)%	$(3,780)	(445)%	29%
Net loss	$(5,150)	(378)%	$(6,243)	(735)%	(18)%
Net loss attributable to stockholders	$(6,395)	(469)%	$(7,751)	(913)%	(17)%

* Amounts used to calculate dollar and percentage changes are based on numbers in the thousands. Accordingly, calculations in this Item, which may be rounded to the nearest hundred thousand, may not produce the same results.

Revenues

Revenues for the three months ended March 31, 2019 were $1.4 million compared to $849,000 for the comparable period in the prior year for an increase of $551,000, or approximately 65%. Revenues increased in the first quarter of 2019 over the prior period in 2018 due to an increase in our IPA revenues resulting from an increased focus on the IPA product line. Our increased focus resulted in the addition of a new customer, representing approximately 55% of our revenues for the first quarter of 2019.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2019 were $337,000 compared to $265,000 for the comparable period in the prior year. This increase of $72,000, or approximately 27%, was primarily attributable to the increase in IPA revenue during the three months ended March 31, 2019.

The gross profit margin for the three months ended March 31, 2019 was 75% compared to 69% for the three months ended March 31, 2018. This increase in margin is primarily due to the increase in higher margin IPA revenue during the three months ended March 31, 2019.

Operating Expenses

Operating expenses for the three months ended March 31, 2019 were $5.9 million and $4.4 million for the comparable period ended March 31, 2018. This increase of $1.5 million is primarily attributable to higher IT infrastructure costs, compensation, legal and professional fees and non-cash stock based compensation.

Loss From Operations

Loss from operations for the three months ended March 31, 2019 was $4.9 million as compared to $3.8 million for the comparable period in the prior year. This increase of $1.1 million was primarily attributable to the higher operating expenses during the three months ended March 31, 2019 as discussed in the reporting caption above.

Other Income/Expense

Other income/expense for the three months ended March 31, 2019 was a loss of $287,000 compared to a loss of $752,000 for the comparable period in the prior year. This decrease in loss of $465,000 is primarily attributable to a $466,000 decrease in interest expense due to lower interest on the Company’s credit facility and promissory notes in the three months ended March 31, 2019 and higher debt discount in the three months ended March 31, 2018.

Provision for Income Taxes

There was no provision for income taxes for the three months ended March 31, 2019 and 2018 as the Company was in a net taxable loss position. Deferred tax assets resulting from such losses are fully reserved as of March 31, 2019 and 2018 since, at present, the Company has no history of taxable income and it is more likely than not that such assets will not be realized.

Net Gain and Net Loss Attributable To Non-Controlling Interest

Net loss attributable to non-controlling interest for the three months ended March 31, 2019 was $5,000. Net loss attributable to non-controlling interest for the three months ended March 31, 2018 was $0. This increase in loss of $5,000 was attributable to the loss from Sysorex India and is immaterial.

Net Loss Attributable To Stockholders of Inpixon

Net loss attributable to stockholders of Inpixon for the three months ended March 31, 2019 was $5.2 million compared to $6.2 million for the comparable period in the prior year. The lower loss of $1.0 million was primarily attributable to higher margin IPA revenue and the $1.7 million loss from deconsolidated operations of the Spin-off during the three months ended March 31, 2018.

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

Adjusted EBITDA for the three months ended March 31, 2019 was a loss of $2.6 million compared to a loss of $3.4 million for the prior period in 2018.

The following table presents a reconciliation of net income/loss attributable to stockholders of Inpixon, which is our GAAP operating performance measure, to Adjusted EBITDA for the three months ended March 31, 2019 and 2018 (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Net loss attributable to common stockholders	$(6,395)	(7,751)
Adjustments:
Non-recurring one-time charges:
Acquisition transaction/financing costs	137	16
Costs associated with public offering	--	81
Gain on the settlement of obligations	--	(133)
Gain on earnout	--	(577)
Gain on the sale of Sysorex Arabia	--	(23)
Change in the fair value of derivative liability	--	(48)
Provision for doubtful accounts	105	116
Severance	--	15
Settlement of litigation	6	--
Deemed dividend to preferred stockholders	--	1,508
Deemed dividend for triggering of warrant down round feature	1,250	--
Stock-based compensation - compensation and related benefits	890	286
Interest expense	356	1,283
Depreciation and amortization	1,043	1,836
Adjusted EBITDA	$(2,608)	(3,391)

We rely on Adjusted EBITDA, which is a non-GAAP financial measure for the following:

●	To review and assess the operating performance of our Company as permitted by Accounting Standards Codification Topic 280, Segment Reporting;

●	To compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	As a basis for allocating resources to various projects;

●	As a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	To evaluate internally the performance of our personnel.

We have presented Adjusted EBITDA above because we believe it conveys useful information to investors regarding our operating results. We believe it provides an additional way for investors to view our operations, when considered with both our GAAP results and the reconciliation to net income (loss). By including this information, we can provide investors with a more complete understanding of our business. Specifically, we present Adjusted EBITDA as supplemental disclosure because of the following:

●	we believe Adjusted EBITDA is a useful tool for investors to assess the operating performance of our business without the effect of interest, income taxes, depreciation and amortization and other non-cash items including stock based compensation, amortization of intangibles, change in the fair value of shares to be issued, change in the fair value of derivative liability, impairment of goodwill and one time charges including gain/loss on the settlement of obligations, severance costs, provision for doubtful accounts, acquisition costs and the costs associated with public offerings;

●	we believe that it is useful to provide to investors with a standard operating metric used by management to evaluate our operating performance; and

●	we believe that the use of Adjusted EBITDA is helpful to compare our results to other companies.

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

Proforma Non-GAAP Net Loss per Share

Basic and diluted net loss per share for the three months ended March 31, 2019 was ($1.42) compared to ($73.88) for the prior period in 2018. The decreased loss per share in 2018 was attributable to the changes discussed in our results of operations.

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

Proforma non-GAAP net loss per basic and diluted common share for the three months ended March 31, 2019 was ($0.71) compared to a loss of ($49.45) per share for the prior period in 2018.

 The following table presents a reconciliation of net loss per basic and diluted share, which is our GAAP operating performance measure, to proforma non-GAAP net loss per share for the periods reflected (in thousands, except per share data):

	For the Three Months Ended March 31,
(thousands, except per share data)	2019	2018
Net loss attributable to common stockholders	$(6,395)	$(7,751)
Adjustments:
Non-recurring one-time charges:
Acquisition transaction/financing costs	137	16
Costs associated with public offering	--	81
Gain on the settlement of obligations	--	(133)
Gain on earnout	--	(577)
Gain on the sale of Sysorex Arabia	--	(23)
Change in the fair value of derivative liability	--	(48)
Provision for doubtful accounts	105	116
Severance	--	15
Settlement of litigation	6	--
Deemed dividend to preferred stockholders	--	1,508
Deemed dividend for triggering of warrant down round feature	1,250	--
Stock-based compensation - compensation and related benefits	890	286
Amortization of intangibles	812	1,322
Proforma non-GAAP net loss	$(3,195)	$(5,188)
Proforma non-GAAP net loss per basic and diluted common share	$(0.71)	$(49.45)
Weighted average basic and diluted common shares outstanding	4,495,536	104,915

We rely on proforma non-GAAP net loss per share, which is a non-GAAP financial measure:

●	to review and assess the operating performance of our Company as permitted by Accounting Standards Codification Topic 280, Segment Reporting;

●	to compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	as a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	to evaluate internally the performance of our personnel.

We have presented proforma non-GAAP net loss per share above because we believe it conveys useful information to investors regarding our operating results. We believe it provides an additional way for investors to view our operations, when considered with both our GAAP results and the reconciliation to net income (loss), and that by including this information we can provide investors with a more complete understanding of our business. Specifically, we present proforma non-GAAP net loss per share as supplemental disclosure because:

●	we believe proforma non-GAAP net loss per share is a useful tool for investors to assess the operating performance of our business without the effect of non-cash items including stock based compensation, amortization of intangibles and one time charges including gain on the settlement of obligations, severance costs, provision for doubtful accounts, change in the fair value of shares to be issued, acquisition costs and the costs associated with public offerings;

●	we believe that it is useful to provide to investors a standard operating metric used by management to evaluate our operating performance; and

●	we believe that the use of proforma non-GAAP net loss per share is helpful to compare our results to other companies.

Liquidity and Capital Resources as of March 31, 2019

Our current capital resources and operating results as of and through March 31, 2019, consist of:

1)	an overall working capital deficit of $93,000;

2)	cash of $3.8 million;

3)	the Payplant credit facility which we may borrow against based on eligible assets of which $0 is utilized; and

4)	net cash used by operating activities for the period of $3.5 million.

The breakdown of our overall working capital deficit is as follows (in thousands):

Working Capital	Assets	Liabilities	Net
Cash and cash equivalents	$3,830	$--	$3,830
Accounts receivable, net / accounts payable	1,748	1,118	630
Notes and other receivables	68	--	68
Prepaid licenses and maintenance contracts/deferred revenue	--	173	(173)
Short-term debt	--	3,970	(3,970)
Other	1,134	1,612	(478)
Total	$6,780	$6,873	$(93)

Net cash used in operating activities during the three months ended March 31, 2019 of $3.5 million consists of net loss of $5.2 million offset by non-cash adjustments of $2.5 million less net cash changes in operating assets and liabilities of $809,000.

The Company’s capital resources as of March 31, 2019, availability on the Payplant facility to finance purchase orders and invoices in an amount equal to 80% of the face value of purchase orders received and funds from higher margin business line expansion will not be sufficient to fund planned operations during the next twelve months from the date the financial statements are issued based on current projections. In addition, the Company is pursuing possible strategic transactions. Therefore, the Company may raise such additional capital as needed, through the issuance of equity, equity-linked or debt securities.

Going Concern and Management Plans

Our condensed consolidated financial statements as of March 31, 2019 have been prepared under the assumption that we will continue as a going concern for the next twelve months from the date the financial statements are issued. Footnote 1 to the notes to our condensed consolidated financial statements as of March 31, 2019 include language referring to our recurring and continuing losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Management’s plans and assessment of the probability that such plans will mitigate and alleviate any substantial doubt about the Company’s ability to continue as a going concern, is dependent upon the ability to obtain additional equity or debt financing, attain further operating efficiency, reduce expenditures, and, ultimately, to generate sufficient levels of revenue, which together represent the principal conditions that raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements as of March 31, 2019 do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources – Payplant

As of March 31, 2019, the principal amount outstanding under the Loan Agreement was $0.

Liquidity and Capital Resources as of March 31, 2019 Compared to March 31, 2018

The Company’s net cash flows used in operating, investing and financing activities for the three months ended March 31, 2019 and 2018 and certain balances as of the end of those periods are as follows (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(3,493)	$(10,976)
Net cash used in investing activities	(255)	(167)
Net cash provided by financing activities	6,578	17,703
Effect of foreign exchange rate changes on cash	(8)	(7)
Net increase in cash	$2,822	$6,553

	As of March 31, 2019	As of December 31, 2018
Cash and cash equivalents	$3,830	$1,008
Working capital (deficit)	$(93)	$(3,926)

Operating Activities for the three months ended March 31, 2019

Net cash used in operating activities during the three months ended March 31, 2019 was $3.5 million. Net cash used in operating activities during the three months ended March 31, 2018 was $11 million. The cash flows related to the three months ended March 31, 2019 consisted of the following (in thousands):

Net loss	$(5,150)
Non-cash income and expenses	2,467
Net change in operating assets and liabilities	(810)
Net cash used in operating activities	$(3,493)

The non-cash income and expense of $2.5 million consisted primarily of the following (in thousands):

$1,043	Depreciation and amortization expenses (including amortization of intangibles) primarily attributable to the Shoom, AirPatrol, and LightMiner and operations, which were acquired effective August 31, 2013, April 16, 2014, and November 21, 2016, respectively.
890	Stock-based compensation expense attributable to warrants and options issued as part of Company operations and for the AirPatrol acquisition
250	Amortization of debt discount
17	Amortization of technology
105	Provision for doubtful accounts
162	Other
$2,467	Total non-cash expenses

The net use of cash in the change in operating assets and liabilities aggregated $810,000 and consisted primarily of the following (in thousands):

$(639)	Increase in accounts receivable and other receivables
(169)	Increase in inventory and other assets
(12)	Decrease in accounts payable
72	Increase in accrued liabilities and other liabilities
(62)	Decrease in deferred revenue
$(810)	Net use of cash in the changes in operating assets and liabilities

Operating Activities for the three months ended March 31, 2018

Net cash used in operating activities during the three months ended March 31, 2018 was $11.0 million and consisted of the following (in thousands):

Net loss	$(6,243)
Non-cash income and expenses	3,179
Net change in operating assets and liabilities	(7,912)
Net cash used in operating activities	$(10,976)

The non-cash income and expense of $3.2 million consisted primarily of the following (in thousands):

$1,836	Depreciation and amortization expenses (including amortization of intangibles) primarily attributable to the Lilien, Shoom, AirPatrol, LightMiner and Integrio operations, which were acquired effective March 1, 2013, August 31, 2013, April 16, 2014, April 24, 2015 and November 21, 2016, respectively
1,288	Adoption of accounting standards
(48)	Change in the fair value of derivative liability
286	Stock-based compensation expense attributable to warrants and options issued as part of Company operations and for the AirPatrol acquisition
(133)	Gain on settlement of obligations of vendor liabilities
417	Amortization of debt discount
17	Amortization of technology
116	Provision for doubtful accounts
(577)	Gain on earnout
(23)	Gain on the sale of Sysorex Arabia
$3,179	Total non-cash expenses

The net use of cash in the change in operating assets and liabilities aggregated $8.5 million and consisted primarily of the following (in thousands):

$958	Decrease in accounts receivable and other receivables
6,902	Decrease in prepaid licenses and maintenance contracts
(593)	Increase in inventory and other assets
(3,680)	Decrease in accounts payable
(3,279)	Decrease in accrued liabilities and other liabilities
(8,220)	Decrease in deferred revenue
$(7,912)	Net use of cash in the changes in operating assets and liabilities

Cash Flows from Investing Activities as of March 31, 2019 and 2018

Net cash flows used in investing activities during the three months ended March 31, 2019 was $255,000 compared to net cash flows used in investing activities during the three months ended March 31, 2018 of $167,000. Cash flows related to investing activities during the three months ended March 31, 2019 include $16,000 for the purchase of property and equipment and $239,000 investment in capitalized software. Cash flows related to investing activities during the three months ended March 31, 2018 include $11,000 for the purchase of property and equipment and $156,000 investment in capitalized software.

Cash Flows from Financing Activities as of March 31, 2019 and 2018

Net cash flows provided by financing activities during the three months ended March 31, 2019 was $6.6 million. Net cash flows provided by financing activities during the three months ended March 31, 2018 was $17.7 million. During the three months ended March 31, 2019, the Company received incoming cash flows of $10.9 million from the issuance of common stock, preferred stock and warrants, and $652,000 of repayments from a related party offset by $4.9 million of advances to related party, $23,000 of net repayments to the credit line and $1,000 repayments of notes payable. During the three months ended March 31, 2018, the Company received incoming cash flows of $18.9 million from the issuance of common stock, preferred stock and warrants offset by $1.1 million of repayments to the credit line and $113,000 repayments of notes payable.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Recently Issued Accounting Standards

For a discussion of recently issued accounting pronouncements, please see Note 3 to our financial statements, which are included in this Form 10-Q in Item 1.

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

Changes in Internal Controls

There has been a change in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Effective January 1, 2019, we adopted Accounting Standards Codification (“ASC”) 842, “Leases” (“ASC 842”). ASC 842 requires management to make significant judgments and estimates. As a result, we implemented changes to our internal controls related to lease evaluation for the three months ended March 31, 2019. These changes include updated accounting policies affected by ASC 842 as well as redesigned internal controls over financial reporting related to ASC 842 implementation. Additionally, management has expanded data gathering procedures to comply with the additional disclosure requirements and ongoing contract review requirements.

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

We face a number of significant risks and uncertainties in connection with our operations. Our business, results of operations and financial condition could be materially adversely affected by these risks. Except as set forth below, there have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2018.

We have a history of operating losses and working capital deficiency and there is no assurance that we will be able to achieve profitability or raise additional financing.

We have a history of operating losses and working capital deficiency. We have incurred net losses of approximately $5.2 million and $6.2 million for the three months ended March 31, 2019 and 2018, respectively, which include the net losses of the entities we spun-off on August 31, 2018 of $0 and $1.7 million for the three months ended March 31, 2019 and 2018, respectively. We had a working capital deficiency of approximately $0.09 million and $3.9 million as of March 31, 2019 and December 31, 2018, respectively. The continuation of our Company is dependent upon attaining and maintaining profitable operations and raising additional capital as needed, but there can be no assurance that we will be able to raise any further financing.

Our ability to generate positive cash flow from operations is dependent upon sustaining certain cost reductions and generating sufficient revenues. In that regard, our revenues have increased by approximately 65% for the three months ended March 31, 2019, as compared to the same period for the prior fiscal year as a result of our increased focus on the IPA product line and resulting addition of a new customer. However, our operating expenses increased by $1.5 million for the three months ended March 31, 2019 as compared to the same period for the prior fiscal year as a result of higher IT infrastructure costs, compensation, legal and professional fees and non-cash stock based compensation. As a result, our management continues to evaluate options and strategic transactions and continue to market and promote our new products and technologies, however, there is no guarantee that these efforts will be successful or that we will be able to achieve or sustain profitability. We have funded our operations primarily with proceeds from public and private offerings of our common stock and secured and unsecured debt instruments. Our history of operating losses and cash uses, our projections of the level of cash that will be required for our operations to reach profitability, and the terms of the financing transactions that we completed in the past, may impair our ability to raise capital on terms that we consider reasonable and at the levels that we will require over the coming months. We cannot provide any assurances that we will be able to secure additional funding from public or private offerings or debt financings on terms acceptable to us, if at all. If we are unable to obtain the requisite amount of financing needed to fund our planned operations, it would have a material adverse effect on our business and ability to continue as a going concern, and we may have to curtail, or even to cease, certain operations. If additional funds are raised through the issuance of equity securities or convertible debt securities, it will be dilutive to our stockholders and could result in a decrease in our stock price.

37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a) Sales of Unregistered Securities

On February 28, 2019, the Company issued 200,000 shares of common stock to a consultant for services. The Company recorded an expense of approximately $242,000 for the fair value of those shares.

The issuance and sale of the shares of common stock above were not registered under the Securities Act, in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act, based on the fact that the consultant was an “accredited investor,” as such term is defined in Rule 501 of Regulation D, and the transactions did not involve any public offering.

c) Issuer Purchases of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

The information set forth below is included herein for the purpose of providing the disclosure required under “Item 5.02 - Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K.

New Director Appointment

On May 14, 2019, the Board of Directors (the “Board”) of the Company increased the size of the Board from four (4) to (5) members and appointed Wendy Loundermon, the Company’s Vice President of Finance, to fill the vacancy created by the increase of the size of the Board, effective as of such date. Ms. Loundermon will serve as a member of the Board in accordance with the Company’s bylaws, as amended, until her successor is duly elected and qualified or her earlier resignation, removal or death. As of the date hereof, Ms. Loundermon has not been appointed to serve on any committees of the Board.

Ms. Loundermon is entitled to reimbursement of ordinary and reasonable expenses incurred in exercising her responsibilities and duties as a director. There are no family relationships between Ms. Loundermon and any other director or executive officer of the Company nor are there any related party transactions involving Ms. Loundermon and the Company that would be reportable as a related party transaction under the rules of the SEC, except for the compensation she receives as the Company’s Vice President of Finance. Further, there is no arrangement or understanding between Ms. Loundermon and any other persons or entities pursuant to which Ms. Loundermon was appointed as a director of the Company.

Das Commission Plan

On May 10, 2019, the compensation committee of the Board approved additional cash commissions for Soumya Das, the Company’s Chief Operating Officer, equal to 1% of Shoom revenues, effective as of January 1, 2019, subject to applicable withholding taxes, paid on a quarterly basis to incentivize company performance (the “Das Commission Plan”).

The commission payments payable under the Das Commission Plan will be paid no later than thirty (30) calendar days after the end of each fiscal quarter.

The description of the Das Commission Plan is qualified in its entirety by the full text of the Das Commission Plan, a copy of which is filed herewith as Exhibit 10.11 and which is incorporated herein by reference.

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

Date: May 14, 2019	INPIXON

	By:	/s/ Nadir Ali
Nadir Ali Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Wendy Loundermon
Wendy Loundermon
VP of Finance (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of July 25, 2018, by and between Inpixon USA and Sysorex, Inc.	8-K	001-36404	2.1	July 1, 2018

2.2	Separation and Distribution Agreement, dated August 7, 2018 between Inpixon and Sysorex, Inc.	10-Q	001-36404	2.1	August 13, 2018

2.3	Amendment No. 1 to Separation and Distribution Agreement dated August 31, 2018 between Inpixon and Sysorex, Inc.	8-K	000-55924	10.5	September 4, 2018

3.1	Restated Articles of Incorporation.	S-1	333-190574	3.1	August 12, 2013

3.2	Certificate of Amendment to Articles of Incorporation (Increase Authorized Shares).	S-1	333-218173	3.2	May 22, 2017

3.3	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	April 10, 2014

3.4	Articles of Merger (renamed Sysorex Global).	8-K	001-36404	3.1	December 18, 2015

3.5	Articles of Merger (renamed Inpixon).	8-K	001-36404	3.1	March 1, 2017

3.6	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.2	March 1, 2017

3.7	Certificate of Amendment to Articles of Incorporation (Authorized Share Increase).	8-K	001-36404	3.1	February 5, 2018

3.8	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	February 6, 2018

3.9	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	November 1, 2018

3.10	Bylaws, as amended.	S-1	333-190574	3.2	August 12, 2013

4.1	Promissory Note, dated as of October 12, 2018.	8-K	001-36404	4.1	October 18, 2018

4.2	Form of Warrant for Rights Offering.	8-K	001-36404	4.1	January 15, 2019

4.3	Form of Warrant Agency Agreement for Rights Offering.	8-K	001-36404	4.2	January 15, 2019

4.4	Promissory Note, dated as of May 3, 2019.	8-K	001-36404	4.1	May 3, 2019

10.1	Global Amendment, dated February 8, 2019.	8-K	001-36404	10.1	February 8, 2019

10.2	First Amendment Agreement, dated as of February 4, 2019, between Inpixon and Sysorex, Inc.	8-K	001-36404	10.2	February 8, 2019

10.3	Settlement Agreement, dated as of February 20, 2019, by and among Inpixon, Sysorex, Inc. and Atlas Technology Group, LLC.	8-K	001-36404	10.1	February 20, 2019

10.4+	Waiver and Amendment No. 1 to Board of Directors Services Agreement with Leonard A. Oppenheim dated February 4, 2019.	10-K	001-36404	10.9	March 28, 2019

10.5+	Waiver and Amendment No. 1 to Board of Directors Services Agreement with Kareem M. Irfan dated February 4, 2019.	10-K	001-36404	10.11	March 28, 2019

10.6+	Waiver and Amendment No. 1 to Board of Directors Services Agreement with Tanveer A. Khader dated February 4, 2019.	10-K	001-36404	10.13	March 28, 2019

10.7	Second Amendment Agreement, dated as of April 2, 2019, between Inpixon and Sysorex, Inc.	8-K	001-36404	10.1	April 5, 2019

10.8	Exchange Agreement, dated as of April 10, 2019, by and between Inpixon and Iliad Research and Trading, L.P.	8-K	001-36404	10.1	April 12, 2019

10.9	Exchange Agreement, dated as of April 24, 2019, by and between Inpixon and Iliad Research and Trading, L.P.	8-K	001-36404	10.1	April 24, 2019

10.10	Note Purchase Agreement, dated as of May 3, 2019.	8-K	001-36404	10.1	May 3, 2019

10.11+	Das Commission Plan.					X

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.	X

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.	X

32.1#	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instant Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

+ Indicates a management contract or compensatory plan.

# This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.