Form 10-Q
period 2019-06-30
INPIXON
filed 2019-08-14
CIK 1529113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	INPX	The Nasdaq Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.001	14,195,201
(Class)	Outstanding at August 12, 2019

INPIXON

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

AND OTHER INFORMATION CONTAINED IN THIS REPORT

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this Form 10-Q. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of anticipated products; anticipated expenses; and projected financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	our limited cash and our history of losses;

●	our ability to achieve profitability;

●	our limited operating history with recent acquisitions;

●	risks related to our proposed acquisition of Jibestream Inc.;

●	our ability to successfully integrate companies we acquire;

●	emerging competition and rapidly advancing technology in our industry that may outpace our technology;

●	customer demand for the products and services we develop;

●	the impact of competitive or alternative products, technologies and pricing;

●	our ability to manufacture any products we develop;

●	general economic conditions and events and the impact they may have on us and our potential customers;

●	our ability to obtain adequate financing in the future;

●	our ability to continue as a going concern;

●	our ability to consummate strategic transactions, which may include acquisitions, mergers, dispositions or investments;

●	uncertainty relating to the ongoing U.S. Securities and Exchange Commission investigation;

●	our success at managing the risks involved in the foregoing items; and

●	other factors discussed in this Form 10-Q.

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

The results for the period ended June 30, 2019 are not necessarily indicative of the results of operations for the full year. These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our audited consolidated financial statements for the fiscal years ended December 31, 2018 and 2017 included in the annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 28, 2019.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value data)

	As of	As of
	June 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$1,651	$1,008
Accounts receivable, net	2,384	1,280
Notes and other receivables	–	4
Inventory	680	568
Prepaid assets and other current assets	444	496

Total Current Assets	5,159	3,356

Property and equipment, net	138	202
Operating lease right-of-use asset, net	473	–
Software development costs, net	1,641	1,690
Intangible assets, net	5,609	4,509
Goodwill	634	–
Loan to related party	10,031	2,204
Other assets	201	217

Total Assets	$23,886	$12,178

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except number of shares and par value data)

	As of	As of
	June 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$1,274	$1,129
Accrued liabilities	1,304	1,792
Operating lease obligation	282	–
Deferred revenue	195	234
Short-term debt	7,094	4,127
Acquisition liability	460	–

Total Current Liabilities	10,609	7,282

Long Term Liabilities
Long-term debt	73	74
Operating lease obligation, noncurrent	220	–
Other liabilities	491	19
Acquisition liability, noncurrent	750	–

Total Liabilities	12,143	7,375

Commitments and Contingencies

Stockholders’ Equity

Preferred Stock - $0.001 par value; 5,000,000 shares authorized, consisting of Series 4 Convertible Preferred Stock - 10,415 shares authorized; 1 and 1 issued, and 1 and 1 outstanding as of June 30, 2019 and December 31, 2018, respectively, and Series 5 Convertible Preferred Stock - 12,000 shares authorized; 126 and 0 issued, and 126 and 0 outstanding as of June 30, 2019 and December 31, 2018, respectively.	–	–
Common Stock - $0.001 par value; 250,000,000 shares authorized; 12,791,442 and 1,581,893 issued and 12,791,429 and 1,581,880 outstanding as of June 30, 2019 and December 31, 2018, respectively.	13	2
Additional paid-in capital	140,503	123,224
Treasury stock, at cost, 13 shares	(695)	(695)
Accumulated other comprehensive income	57	26
Accumulated deficit (excluding $2,442 reclassified to additional paid in capital in quasi-reorganization)	(128,157)	(117,772)

Stockholders’ Equity Attributable to Inpixon	11,721	4,785

Non-controlling Interest	22	18

Total Stockholders’ Equity	11,743	4,803

Total Liabilities and Stockholders’ Equity	$23,886	$12,178

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Revenues	1,491	839	2,854	1,687

Cost of Revenues	391	256	727	520

Gross Profit	1,100	583	2,127	1,167

Operating Expenses
Research and development	796	253	1,752	523
Sales and marketing	681	479	1,314	811
General and administrative	3,018	3,530	6,368	6,473
Acquisition related costs	510	–	647	16
Amortization of intangibles	820	804	1,633	1,607

Total Operating Expenses	5,825	5,066	11,714	9,430

Loss from Operations	(4,725)	(4,483)	(9,587)	(8,263)

Other Income (Expense)
Interest expense	(509)	(80)	(865)	(902)
Loss on exchange of debt for equity	(160)	–	(160)	–
Change in fair value of derivative liability	–	–	–	48
Gain on the sale of Sysorex Arabia	–	–	–	23
Other income/(expense)	163	(9)	232	(12)

Total Other Income (Expense)	(506)	(89)	(793)	(843)

Net Loss from Continuing Operations	(5,231)	(4,572)	(10,380)	(9,106)

Loss from Discontinued Operations, Net of Tax	–	(1,283)	–	(2,993)

Net Loss	(5,231)	(5,855)	(10,380)	(12,099)

Net Income Attributable to Non-controlling Interest	9	3	4	2

Net Loss Attributable to Stockholders of Inpixon	$(5,240)	$(5,858)	$(10,384)	$(12,101)

Deemed dividend to preferred stockholders	–	(9,727)	–	(11,235)
Deemed dividend for triggering of warrant down round feature	–	–	(1,250)	–
Net Loss Attributable to Common Stockholders	(5,240)	(15,585)	(11,634)	(23,336)

Net Loss Per Basic and Diluted Common Share
Loss from continuing operations	$(0.56)	$(39.49)	$(1.69)	$(86.85)
Loss from discontinued operations	$–	$(3.54)	$–	$(12.78)
Net Loss Per Share - Basic and Diluted	$(0.57)	$(43.05)	$(1.69)	$(99.64)

Weighted Average Shares Outstanding
Basic and Diluted	9,257,898	362,060	6,889,873	234,198

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)

Net Loss	$(5,231)	$(5,855)	$(10,380)	$(12,099)

Unrealized foreign exchange gain/(loss) from cumulative translation adjustments	39	2	31	(5)

Comprehensive Loss	$(5,192)	$(5,853)	$(10,349)	$(12,104)

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share data)

	Series 3 Convertible		Series 4 Convertible		Series 5 Convertible				Additional			Accumulated Other		Non-	Total Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Controlling	(Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Interest	Equity

Balance - January 1, 2018	--	$--	--	$--	--	$--	24,055	$--	$78,303	(13)	$(695)	$31	$(94,485)	$(2,006)	$(18,852)

Common shares issued for services	--	--	--	--	--	--	196	-	80	--	--	--	--	--	80
Stock options granted to employees for services	--	--	--	--	--	--	-	-	206	--	--	--	--	--	206
Fractional shares issued for stock split	--	--	--	--	--	--	243	-	-	--	--	--	--	--	--
Common and preferred shares issued for net cash proceeds from a public offering	4,105.5252	--	--	--	--	--	98,145	-	18,942	--	--	--	--	--	18,942
Redemption of convertible series 3 preferred stock	(3,694.2752)	--	--	--	--	--	39,301	-	-	--	--	--	--	--	--
Common shares issued for extinguishment of debenture liability	--	--	--	--	--	--	6,881	-	1,456	--	--	--	--	--	1,456
Sale of Sysorex Arabia	--	--	--	--	--	--	--	--	--	--	--	--	--	2,013	2,013
Adoption of accounting standards (Note 2)	--	--	--	--	--	--	--	--	--	--	--	--	1,287	--	1,287
Cumulative Translation Adjustment	--	--	--	--	--	--	--	--	--	--	--	(7)	--	--	(7)
Net loss	--	--	--	--	--	--	--	--	--	--	--	--	(6,244)	--	(6,244)

Balance - March 31, 2018	411.2500	--	--	--	--	--	168,821	--	98,987	(13)	(695)	24	(99,442)	7	(1,119)

Stock options granted to employees for services	--	--	--	--	--	--	--	--	571	--	--	--	--	--	571
Common and preferred shares issued for net cash proceeds from a public offering	--	--	10,115.0000	--	--	--	--	--	9,021	--	--	--	--	--	9,021
Redemption of convertible series 3 preferred stock	(411.2500)	--	--	--	--	--	69,050	--	(2)	--	--	--	--	--	(2)
Redemption of convertible series 4 preferred stock	--	--	(7,796.7067)	--	--	--	718,452	1	(1)	--	--	--	--	--	-
Cumulative Translation Adjustment	--	--	--	--	--	--	--	--	--	--	--	2	--	--	2
Net loss	--	--	--	--	--	--	--	--	--	--	--	--	(5,857)	2	(5,855)

Balance - June 30, 2018	--	$--	2,318.2933	$--	--	$--	956,323	$1	$108,576	(13)	$(695)	$26	$(105,299)	$9	$2,618

	Series 3 Convertible		Series 4 Convertible		Series 5 Convertible				Additional			Accumulated Other		Non-	Total Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Controlling	(Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Interest	Equity

Balance - January 1, 2019	--	$--	1	$--	--	$--	1,581,893	$2	$123,224	(13)	$(695)	$26	$(117,773)	$18	$4,802

Preferred Shares issued for net cash proceeds of a public offering	--	--	--	--	12,000	--	--	--	10,814	--	--	--	--	--	10,814
Common shares issued for extinguishment of debt	--	--	--	--	--	--	172,869	--	384	--	--	--	--	--	384
Common shares issued for net proceeds from warrants exercised	--	--	--	--	--	--	13,761	--	46	--	--	--	--	--	46
Common shares issued for warrants exercised	--	--	--	--	--	--	1,248,324	1	(1)	--	--	--	--	--	--
Redemption of convertible Series 5 Preferred Stock	--	--	--	--	(10,062)	--	3,021,663	3	(3)	--	--	--	--	--	--
Common shares issued for extinguishment of liability	--	--	--	--	--	--	749,440	1	1,129	--	--	--	--	--	1,130
Common shares issued for services	--	--	--	--	--	--	200,000	--	242	--	--	--	--	--	242
Stock options granted to employees and consultants for services	--	--	--	--	--	--	--	--	648	--	--	--	--	--	648
Cumulative Translation Adjustment	--	--	--	--	--	--	--	--	--	--	--	(8)	--	--	(8)
Net loss							--				--		(5,144)	(5)	(5,149)

Balance - March 31, 2019	--	$--	1	$--	1,938	$--	6,987,950	$7	$136,483	(13)	$(695)	$18	$(122,917)	$13	$12,909

Common shares issued for extinguishment of debt	--	--	--	--	--	--	2,773,607	3	2,002	--	--	--	--	--	2,005
Common shares issued for warrants exercised	--	--	--	--	--	--	835,740	1	(1)	--	--	--	--	--	--
Redemption of convertible Series 5 Preferred Stock	--	--	--	--	(1,812)	--	544,145	1	(1)	--	--	--	--	--	--
Stock options granted to employees and consultants for services	--	--	--	--	--	--	--	--	858	--	--	--	--	--	858
Issuance of Locality Acquisition Shares	--	--	--	--	--	--	650,000	--	513	--	--	--	--	--	513
Issuance of GTX Acquisition Shares	--	--	--	--	--	--	1,000,000	1	649	--	--	--	--	--	650
Cumulative Translation Adjustment	--	--	--	--	--	--	--	--	--	--	--	39	--	--	39
Net loss	--	--	--	--	--	--	--	--	--	--	--	--	(5,240)	9	(5,231)

Balance - June 30, 2019	--	$--	1	$--	126	$--	12,791,442	$13	$140,503	(13)	$(695)	$57	$(128,157)	$22	$11,743

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended
	June 30,
	2019	2018
	(Unaudited)
Cash Flows (Used In) from Operating Activities
Net loss	$(10,380)	$(12,099)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	527	1,040
Amortization of intangible assets	1,633	2,645
Amortization of right of use asset	164	–
Stock based compensation	1,748	857
Amortization of technology	33	33
Loss on exchange of debt to equity	160	–
Change in fair value of derivative liability	–	(48)
Amortization of debt discount	798	417
Provision for doubtful accounts	105	221
Gain on earnout	–	(934)
Gain on the settlement of liabilities	–	(262)
Gain on the sale of Sysorex Arabia	–	(23)
Other	26	2

Changes in operating assets and liabilities:
Accounts receivable and other receivables	(1,198)	742
Inventory	(109)	(62)
Other current assets	55	78
Prepaid licenses and maintenance contracts	–	(12)
Other assets	(182)	(41)
Accounts payable	132	(6,934)
Accrued liabilities	53	(3,561)
Deferred revenue	(67)	52
Other liabilities	(66)	(40)
Total Adjustments	3,812	(5,830)

Net Cash Used in Operating Activities	(6,568)	(17,929)

Cash Flows Used in Investing Activities
Purchase of property and equipment	(44)	(39)
Investment in capitalized software	(465)	(364)
Investment in Athentek	–	(175)
Investment in GTX (Note 5)	(250)	–
Investment in Locality (Note 4)	(204)	–
Net Cash Flows Used in Investing Activities	(963)	(578)

Cash Flows From (Used in) Financing Activities
Net repayments to bank facility	(23)	(1,141)
Net proceeds from issuance of common stock, preferred stock and warrants	10,859	27,961
Repayment of notes payable	(1)	(113)
Advances to related party	(8,945)	–
Repayments from related party	1,683	–
Net proceeds from promissory notes	4,500	–
Net Cash Provided By Financing Activities	8,073	26,707

Effect of Foreign Exchange Rate on Changes on Cash	31	(5)

Net Increase in Cash, Cash Equivalents and Restricted Cash	573	8,195

Cash, Cash Equivalents and Restricted Cash - Beginning of period	1,218	351

Cash, Cash Equivalents and Restricted Cash - End of period (Note 3)	$1,791	$8,546

Supplemental Disclosure of cash flow information:
Cash paid for:
Interest	$2	$695
Income Taxes	$–	$–

Non-cash investing and financing activities
Common shares issued for extinguishment of debenture liability	$–	$1,457
Adjustment to opening retained earnings for the adoption of ASC 606	$–	$1,287
Common shares issued for extinguishment of liability	$1,130	$–
Common shares issued for extinguishment of debt	$2,389	$–
Right of use asset obtained in exchange for lease liability	$646	$–
Common shares issued for GTX acquisition	$650	$–
Common shares issued for Locality acquisition	$513	$–

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

Note 1 - Organization and Nature of Business and Going Concern

Inpixon, its wholly-owned subsidiary, Inpixon Canada, Inc. (“Inpixon Canada”), and its majority-owned subsidiary Sysorex India Limited (“Sysorex India”) (unless otherwise stated or the context otherwise requires, the terms “Inpixon” “we,” “us,” “our” and the “Company” refer collectively to Inpixon and the above subsidiaries), provides Big Data analytics and location based products and related services. The Company is headquartered in California, and has subsidiary offices in Coquitlam, Canada, Vancouver, Canada and Hyderabad, India.

On August 31, 2018, the Company completed the spin-off of its value-added reseller business from its indoor positioning analytics business by way of a distribution of all the shares of common stock of its wholly-owned subsidiary, Sysorex, Inc. (“Sysorex”), to its stockholders of record as of August 21, 2018 and certain warrant holders.

On May 21, 2019, the Company acquired Locality Systems Inc. (“Locality”), a technology company based near Vancouver, Canada, specializing in wireless device positioning and radio frequency augmentation of video surveillance systems (See Note 4). In addition, on June 27, 2019, we acquired certain global positioning system (“GPS”) products, software, technologies, and intellectual property from GTX Corp (“GTX”), a U.S. based company specializing in GPS technologies (See Note 5). These transactions expand our patent portfolio and includes certain granted or licensed patents and GPS and radio frequency (“RF”) technologies.

Going Concern and Management’s Plans

As of June 30, 2019, the Company has a working capital deficiency of approximately $5.5 million. For the three and six months ended June 30, 2019, the Company incurred a net loss of approximately $5.2 million and $10.4 million, respectively. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the financial statements are issued.

On January 15, 2019, the Company completed a rights offering whereby it sold 12,000 units at a price to the public of $1,000 per unit for aggregate net proceeds of approximately $10.77 million after commissions and expenses. The Company also raised approximately $3 million in net proceeds from the sale of a promissory note on May 3, 2019 and approximately $1.5 million from the sale of a promissory note on June 26, 2019.

The Company expects its capital resources as of June 30, 2019, availability on the Payplant facility to finance purchase orders and invoices in an amount equal to 80% of the face value of purchase orders received (as described in Note 7), funds from higher margin business line expansion and credit limitation improvements will not be sufficient to fund planned operations for the next twelve months from the date the financial statements are issued.  In addition, the Company is pursuing possible strategic transactions. Therefore, the Company may raise such additional capital as needed, through the issuance of equity, equity-linked or debt securities.  The Company’s condensed consolidated financial statements as of June 30, 2019 have been prepared under the assumption that the Company will continue as a going concern for the next twelve months from the date the financial statements are issued. Management’s plans and assessment of the probability that such plans will mitigate and alleviate any substantial doubt about the Company’s ability to continue as a going concern, is dependent upon the ability to attain further operating efficiency, reduce expenditures, and, ultimately, to generate sufficient levels of revenue. The Company’s condensed consolidated financial statements as of June 30, 2019 do not include any adjustments that might result from the outcome of this uncertainty.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information, which are the accounting principles that are generally accepted in the United States of America. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the Company’s operations for the six-month period ended June 30, 2019 is not necessarily indicative of the results to be expected for the year ending December 31, 2019.  These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the years ended December 31, 2018 and 2017 included in the Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 28, 2019.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each of the reporting periods. Actual results could differ from those estimates. The Company’s significant estimates consist of:

●	the valuation of stock-based compensation;

●	the valuation of the assets and liabilities acquired of Locality and GTX as described in Notes 4 and 5, respectively, as well as the valuation of the Company’s common shares issued in the transaction;

●	the allowance for doubtful accounts;

●	the valuation allowance for the deferred tax asset; and

●	impairment of long-lived assets and goodwill.

Restricted Cash

In connection with certain transactions, the Company may be required to deposit assets, including cash or investment shares, in escrow accounts. The assets held in escrow are subject to various contingencies that may exist with respect to such transactions. Upon resolution of those contingencies or the expiration of the escrow period, some or all the escrow amounts may be used and the balance released to the Company. As of June 30, 2019, the Company had $140,000 deposited in escrow as restricted cash for the Shoom acquisition, of which any amounts not subject to claims shall be released to the pre-acquisition stockholders of Shoom, on a pro-rata basis, on each of the next (2) anniversary dates of the closing date of the Shoom acquisition. $70,000 of that amount is current and included in Prepaid Assets and Other Current Assets and $70,000 is non-current and included in Other Assets on the condensed consolidated balance sheet. As of June 30, 2018, the Company had $210,000 deposited in escrow as restricted cash for the Shoom acquisition, of which any amounts not subject to claims shall be released to the pre-acquisition stockholders of Shoom, on a pro-rata basis, on each of the next (3) anniversary dates of the closing date of the Shoom acquisition. $70,000 of that amount is current and included in Prepaid Assets and Other Current Assets and $140,000 is non-current and included in Other Assets on the condensed consolidated balance sheet as of June 30, 2018.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

Note 3 - Summary of Significant Accounting Policies (continued)

Restricted Cash (continued)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the balance sheets that sum to the total of the same amounts show in the statement of cash flows.

	For the Six Months Ended June 30,
(in thousands)	2019	2018
Cash and cash equivalents	$1,651	$8,336
Restricted cash	70	70
Restricted cash included in other assets, noncurrent	70	140
Total cash, cash equivalents, and restricted cash in the balance sheet	$1,791	$8,546

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

Professional Services Revenue Recognition

The Company’s professional services include fixed fee and time and materials contracts. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and materials contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts including maintenance service provided by in-house personnel, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in Accounting Standards Codification (“ASC”) 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the three and six months ended June 30, 2019 and 2018, the Company did not incur any such losses. These amounts are based on known and estimated factors.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

Note 3 - Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

Contract Balances

The timing of our revenue recognition may differ from the timing of payment by our customers. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had deferred revenue of approximately $195,000 as of June 30, 2019 related to cash received in advance for product maintenance services provided by the Company’s technical staff. The Company expects to satisfy its remaining performance obligations for these maintenance services and recognize the deferred revenue and related contract costs over the next twelve months after June 30, 2019.

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

The Company incurred stock-based compensation charges of $858,000 and $571,000 for the three months ended June 30, 2019 and 2018, respectively, and $1,748,000 and $857,000 for the six months ended June 30, 2019 and 2018, respectively, which are included in general and administrative expenses. The Company recognizes forfeitures as they occur. The following table summarizes the nature of such charges for the periods then ended (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Compensation and related benefits	$858	$571	$1,506	$777
Professional and legal fees	--	--	242	80
Totals	$858	$571	$1,748	$857

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

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

Note 3 - Summary of Significant Accounting Policies (continued)

Net Loss Per Share (continued)

The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the six months ended June 30, 2019 and 2018:

	For the Six Months Ended June 30,
	2019	2018
Options	4,912,662	68,058
Warrants	3,978,539	1,622,972
Convertible preferred stock	38,040	802,770
Convertible note	--	15,754
Reserved for service providers	1,100	1,100
Totals	8,930,341	2,510,654

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

Recently Issued and Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842),” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. As a result of the new standard, all of our leases greater than one year in duration are recognized in our balance sheets as both operating lease liabilities and right-of-use assets upon adoption of the standard. The Company adopted the standard using the prospective approach. Upon adoption, we recorded approximately $0.6 million in right-of-use assets and $0.7 million in operating lease liabilities on our balance sheet.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

Note 3 - Summary of Significant Accounting Policies (continued)

Recently Issued and Adopted Accounting Standards (continued)

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

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement,” (“ASU 2018-13”). ASU 2018-13 requires application of the prospective method of transition (for only the most recent interim or annual period presented in the initial fiscal year of adoption) to the new disclosure requirements for (1) changes in unrealized gains and losses included in other comprehensive income and (2) the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 also requires prospective application to any modifications to disclosures made because of the change to the requirements for the narrative description of measurement uncertainty. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year.

Subsequent Events

The Company evaluates events and/or transactions occurring after the balance sheet date and before the issue date of the condensed consolidated financial statements to determine if any of those events and/or transactions requires adjustment to or disclosure in the condensed consolidated financial statements.

Note 4 – Locality Acquisition

On May 21, 2019, Inpixon, through its wholly owned subsidiary, Inpixon Canada as purchaser, completed its acquisition of Locality in which Locality’s stockholders sold all of their Locality Shares to the purchaser in exchange for consideration of (i) $1,500,000 (the “Aggregate Cash Consideration”) plus or minus the amount by which the estimated working capital is more or less than the working capital target (as defined in the purchase agreement), and (ii) 650,000 shares of common stock of Inpixon.

The Aggregate Cash Consideration, plus or minus the estimated working capital adjustment to be applied against the Aggregate Cash Consideration (which will be calculated within 90 days of the closing date), will be paid in installments as follows: (i) the initial installment representing $250,000 minus or plus the estimated working capital adjustment was paid on the closing date; (ii) three additional installments each equal to $250,000, will be paid every six months following the closing date; and (iii) one final installment representing $500,000 will be paid on the second anniversary of the closing date, in each case minus the cash fees payable to the advisor in connection with the acquisition. Inpixon Canada will have the right to offset any loss, as defined in the purchase agreement, first, against any installment of the installment cash consideration that has not been paid and second, against the sellers and the advisor on a several basis, in accordance with the indemnification provisions of the purchase agreement.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

Note 4 – Locality Acquisition (continued)

The total recorded purchase price for the transaction was approximately $1,928,000 which consisted of cash at closing of $204,000, approximately $1,210,000 of cash that will be paid in installments as discussed above and $514,000 representing the value of the stock issued upon closing.

The preliminary purchase price is allocated as follows (in thousands):

Assets Acquired:
Cash	$70
Accounts receivable	7
Other current assets	4
Inventory	2
Fixed assets	1
Developed technology	1,523
Customer relationships	216
Non-compete agreements	49
Goodwill	619
2,491
Liabilities Assumed:
Accounts payable	$13
Accrued liabilities	48
Deferred revenue	28
Deferred tax liability	474
563
Total Purchase Price	$1,928

Proforma information has not been presented as it has been deemed to be immaterial.

Note 5 – GTX Acquisition

On June 27, 2019, Inpixon completed its acquisition of certain assets of GTX, consisting of a portfolio of GPS technologies and intellectual property (the “Assets”).

The Assets were acquired for aggregate consideration consisting of (i) $250,000 in cash delivered at the closing and (ii) 1,000,000 shares of Inpixon’s restricted common stock of which 100,000 shares of common stock are subject to certain holdback restrictions and forfeiture for the purpose of satisfying indemnification claims.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

Note 5 – GTX Acquisition (continued)

The total recorded purchase price for the transaction was $900,000 which consisted of the cash paid of $250,000 and $650,000 representing the value of the stock issued upon closing.

Assets acquired (in thousands):

Developed technology	$850
Non-compete agreements	50

Total Purchase Price	$900

A final valuation of the assets and purchase price allocation of GTX has not been completed as of the end of this reporting period. Consequently, the purchase price was preliminarily allocated based upon our best estimates at the time of this filing. These amounts are subject to revision upon the completion of formal studies and valuations, as needed, which we expect to occur during the third quarter of 2019.

Note 6 - Inventory

Inventory as of June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	As of June 30, 2019	As of December 31, 2018
Raw materials	$179	$143
Finished goods	501	425
Total Inventory	$680	$568

Note 7 - Debt

Debt as of June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	As of June 30, 2019	As of December 31, 2018
Short-Term Debt
Notes payable, less debt discount of $1,131 and $752, respectively (A)	$7,094	$4,104
Revolving line of credit (B)	--	23
Total Short-Term Debt	$7,094	$4,127

Long-Term Debt
Notes payable	$73	$74
Total Long-Term Debt	$73	$74

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

Note 7 – Debt (continued)

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

October 2018 Note Purchase Agreement and Promissory Note

On October 12, 2018, the Company entered into a note purchase agreement with an institutional investor (the “Holder”), pursuant to which the Company agreed to issue and sell to the Holder an unsecured promissory note in an aggregate principal amount of $2,520,000, which is payable on or before the date that is 12 months from the issuance date. The initial principal amount includes an original issue discount of $500,000 and $20,000 that the Company agreed to pay to the Holder to cover the holder’s legal fees, accounting costs, due diligence, monitoring and other transaction costs. In exchange for the note, the Holder paid an aggregate purchase price of $2,000,000. Interest on the note accrues at a rate of 10% per annum and is payable on the maturity date or otherwise in accordance with the note. Beginning on the date that is 6 months from the issuance date and at the intervals indicated below until the note is paid in full, the Holder shall have the right to redeem up to an aggregate of 1/3 of the initial principal balance of the note each month (each monthly exercise, a “Monthly Redemption Amount”) by providing written notice (each, a “Monthly Redemption Notice”) delivered to the Company; provided, however, that if the Holder does not exercise any Monthly Redemption Amount in its corresponding month then such Monthly Redemption Amount shall be available for the Holder to redeem in any future month in addition to such future month’s Monthly Redemption Amount. Upon receipt of any Monthly Redemption Notice, the Company shall pay the applicable Monthly Redemption Amount in cash to the Holder within 5 business days of the Company’s receipt of such Monthly Redemption Notice.

During the three months ended June 30, 2019, the Company exchanged $2,005,000 of the outstanding principal under the note for 2,773,607 shares of the Company’s common stock at exchange prices between $0.59 and $0.8989 per share. The Company analyzed the exchange of principal under the note as an extinguishment and compared the net carrying value of the debt being extinguished to the reacquisition price (shares of common stock being issued) and recorded a $160,000 loss on the exchange of debt for equity as a separate item in the other income/expense section of the condensed consolidated statements of operations for the three and six months ended June 30, 2019.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

Note 7 – Debt (continued)

(A)	Notes Payable (continued)

December 2018 Note Purchase Agreement and Promissory Note

On December 21, 2018, the Company entered into a note purchase agreement with the Holder, pursuant to which the Company agreed to issue and sell to the Holder an unsecured promissory note (the “December 2018 Note”) in an aggregate principal amount of $1,895,000, which is payable on or before the date that is 10 months from the issuance date. The initial principal amount includes an original issue discount of $375,000 and $20,000 that the Company agreed to pay to the Holder to cover the Holder’s legal fees, accounting costs, due diligence, monitoring and other transaction costs. In exchange for the December 2018 Note, the Holder paid an aggregate purchase price of $1,500,000. Interest on the Note accrues at a rate of 10% per annum and is payable on the maturity date or otherwise in accordance with the December 2018 Note. The Company may pay all or any portion of the amount owed earlier than it is due; provided, that in the event the Company elects to prepay all or any portion of the outstanding balance, it shall pay to the Holder 115% of the portion of the outstanding balance the Company elects to prepay. Beginning on the date that is 6 months from the issuance date and at the intervals indicated below until the December 2018 Note is paid in full, the Holder shall have the right to redeem up to an aggregate of 1/3 of the initial principal balance of the December 2018 Note each month (each monthly exercise, a “Monthly Redemption Amount”) by providing written notice (each, a “Monthly Redemption Notice”) delivered to the Company; provided, however, that if the Holder does not exercise any Monthly Redemption Amount in its corresponding month then such Monthly Redemption Amount shall be available for the Holder to redeem in any future month in addition to such future month’s Monthly Redemption Amount. Upon receipt of any Monthly Redemption Notice, the Company shall pay the applicable Monthly Redemption Amount in cash to the Holder within 5 business days of the Company’s receipt of such Monthly Redemption Notice.

Amendment to Note Purchase Agreements

On February 8, 2019, the Company entered into a global amendment (the “Global Amendment”) to the note purchase agreements entered into on October 12, 2018 and December 21, 2018, in connection with the notes issued as of such dates, to delete the phrase “by cancellation or exchange of the Note, in whole or in part” from Section 8.1 of those agreements. The Company also agreed to pay the Holder’s fees and other expenses in an aggregate amount of $80,000 (the “Fee”) in connection with the preparation of the Global Amendment by adding $40,000 of the Fee to the outstanding balance of each of the notes.

May 2019 Note Purchase Agreement and Promissory Note

On May 3, 2019, the Company entered into a note purchase agreement (the “Purchase Agreement”) with an institutional investor that is an affiliate of the Holder, pursuant to which the Company agreed to issue and sell to the investor an unsecured promissory note (the “May 2019 Note”) in an aggregate principal amount of $3,770,000, which is payable on or before the date that is 10 months from the issuance date. The initial principal amount includes an original issue discount of $750,000 and $20,000 that the Company agreed to pay to the holder to cover the holder’s legal fees, accounting costs, due diligence, monitoring and other transaction costs. In exchange for the May 2019 Note, the holder paid an aggregate purchase price of $3,000,000. Interest on the May 2019 Note accrues at a rate of 10% per annum and is payable on the maturity date or otherwise in accordance with the May 2019 Note. The Company may pay all or any portion of the amount owed earlier than it is due; provided, that in the event the Company elects to prepay all or any portion of the outstanding balance, it shall pay to the holder 115% of the portion of the outstanding balance the Company elects to prepay. Beginning on the date that is 6 months from the issuance date and at the intervals indicated below until the May 2019 Note is paid in full, the holder shall have the right to redeem up to an aggregate of 1/3 of the initial principal balance of the May 2019 Note each month (each monthly exercise, a “Monthly Redemption Amount”) by providing written notice (each, a “Monthly Redemption Notice”) delivered to the Company; provided, however, that if the holder does not exercise any Monthly Redemption Amount in its corresponding month then such Monthly Redemption Amount shall be available for the holder to redeem in any future month in addition to such future month’s Monthly Redemption Amount. Upon receipt of any Monthly Redemption Notice, the Company shall pay the applicable Monthly Redemption Amount in cash to the holder within five business days of the Company’s receipt of such Monthly Redemption Notice.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

Note 7 – Debt (continued)

(A)	Notes Payable (continued)

June 2019 Note Purchase Agreement and Promissory Note

On June 27, 2019, the Company entered into a note purchase agreement (the “Purchase Agreement”) with the holder of the May 2019 Note, pursuant to which the Company agreed to issue and sell to the holder an unsecured promissory note (the “June 2019 Note”) in an aggregate principal amount of $1,895,000, which is payable on or before the date that is 9 months from the issuance date. The initial principal amount includes an original issue discount of $375,000 and $20,000 that the Company agreed to pay to the holder to cover the holder’s legal fees, accounting costs, due diligence, monitoring and other transaction costs. In exchange for the June 2019 Note, the holder paid an aggregate purchase price of $1,500,000. Interest on the June 2019 Note accrues at a rate of 10% per annum and is payable on the maturity date or otherwise in accordance with the June 2019 Note. The Company may pay all or any portion of the amount owed earlier than it is due; provided, that in the event the Company elects to prepay all or any portion of the outstanding balance, it shall pay to the holder 115% of the portion of the outstanding balance the Company elects to prepay. Beginning on the date that is 6 months from the issuance date and at the intervals indicated below until the June 2019 Note is paid in full, the holder shall have the right to redeem up to an aggregate of 1/3 of the initial principal balance of the June 2019 Note each month by providing written notice delivered to the Company; provided, however, that if the holder does not exercise any monthly redemption amount in its corresponding month then such monthly redemption amount shall be available for the holder to redeem in any future month in addition to such future month’s monthly redemption amount. Upon receipt of any monthly redemption notice, the Company shall pay the applicable monthly redemption amount in cash to the holder within five business days. The June 2019 Note includes customary event of default provisions, subject to certain cure periods, and provides for a default interest rate of 22%. Upon the occurrence of an event of default (except a default due to the occurrence of bankruptcy or insolvency proceedings (the “Bankruptcy-Related Event of Default”)), the holder may, by written notice, declare all unpaid principal, plus all accrued interest and other amounts due under the June 2019 Note to be immediately due and payable at an amount equal to 115% of the outstanding balance of the June 2019 Note (the “Mandatory Default Amount”). Upon the occurrence of a Bankruptcy-Related Event of Default, without notice, all unpaid principal, plus all accrued interest and other amounts due under the June 2019 Note will become immediately due and payable at the Mandatory Default Amount. Pursuant to the terms of the Purchase Agreement, if at any time while the June 2019 Note is outstanding, the Company will immediately following the completion of any offering of its equity securities make a cash payment to the holder in the following amount: (a) twenty-five percent (25%) of the outstanding balance of the June 2019 Note if the Company receives net proceeds equal to $2,500,000.00 or less; (b) fifty percent (50%) of the outstanding balance of the June 2019 Note if the Company receives net proceeds of more than $2,500,000.00 but less than $5,000,000.00; and (c) one hundred percent (100%) of the outstanding balance of the June 2019 Note if the Company receives net proceeds equal to $5,000,000.00 or more.

Effective as of August 12, 2019, the Company and the holder of the June 2019 Note entered into an amendment agreement, dated as of August 14, 2019, to provide that the Company’s obligation to repay all or a portion of the outstanding balance of the June 2019 Note upon the completion of any offering of equity securities of Company would not apply or be effective until December 27, 2019. As consideration for the amendment, a fee of $191,883 was added to the outstanding balance of the June 2019 Note.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

Note 7 – Debt (continued)

(B)	Revolving Line of Credit

In accordance with the Payplant Loan and Security Agreement, dated as of August 14, 2017 (the “Loan Agreement”), the Loan Agreement allows the Company to request loans from the Lender (in the manner provided therein) with a term of no greater than 360 days in amounts that are equivalent to 80% of the face value of purchase orders received. The Lender is not obligated to make the requested loan, however, if the Lender agrees to make the requested loan, before the loan is made, the Company must provide Lender with (i) one or more promissory notes for the amount being loaned in favor of Lender, (ii) one or more guaranties executed in favor of Lender and (iii) other documents and evidence of the completion of such other matters as Lender may request. The principal amount of each loan shall accrue interest at a 30 day rate of 2% (the “Interest Rate”), calculated per day on the basis of a year of 360 days and, when combined with all fees that may be characterized as interest will not exceed the maximum rate allowed by law. Upon the occurrence and during the continuance of any event of default, interest shall accrue at a rate equal to the Interest Rate plus 0.42% per 30 days. All computations of interest shall be made on the basis of a year of 360 days. The promissory note is subject to the interest rates described in the Loan Agreement and is secured by the assets of the Company pursuant to the Loan Agreement and will be satisfied in accordance with the terms of the Payplant Client Agreement.

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

Note 8 - Capital Raises

January 2019 Capital Raise

On January 15, 2019, the Company closed a rights offering whereby it sold an aggregate of 12,000 units consisting of an aggregate of 12,000 shares of Series 5 Convertible Preferred Stock and 3,600,000 warrants to purchase common stock exercisable for one share of common stock at an exercise price of $3.33 per share in accordance with the terms and conditions of a warrant agency agreement, resulting in gross proceeds to the Company of approximately $12 million, and net proceeds of approximately $10.77 million after deducting expenses relating to dealer-manager fees and expenses, and excluding any proceeds received upon exercise of any warrants.

Following the rights offering, the conversion price of the Series 4 Convertible Preferred Stock was reduced to the floor price of $4.96, the exercise price of the warrants issued in the April 2018 public offering were also reduced to the floor price of $4.96 and the number of shares issuable upon exercise of such warrants was increased to 2,769,000 shares of common stock. The maximum deemed dividend under the Series 4 Convertible Preferred Stock has been recognized so there is no accounting effect from the conversion price reduction of the Series 4 Convertible Preferred Stock. However, the Company recorded a $1.3 million deemed dividend for the reduction to the exercise price of the April 2018 warrants.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

Note 9 - Common Stock

On January 29, 2019, the Company issued 172,869 shares of common stock under an exchange agreement to settle the outstanding balance of $383,768 under a partitioned note. (see Note 7)

On February 20, 2019, the Company issued 749,440 shares of common stock under a settlement agreement for an arbitration proceeding (see Note 16).

During the three months ended March 31, 2019, the Company issued 13,761 shares of common stock in connection with the exercise of 13,761 warrants at $3.33 per share.

During the three months ended March 31, 2019, the Company issued 1,248,324 shares of common stock in connection with the exercise of 2,080,539 warrants through cashless exercises.

During the three months ended March 31, 2019, 10,062 shares of Series 5 Convertible Preferred Stock were converted into 3,021,663 shares of the Company’s common stock.

During the three months ended March 31, 2019, the Company issued 200,000 shares of common stock for services which were fully vested upon grant. The Company recorded an expense of approximately $242,000.

During the three months ended June 30, 2019, the Company issued 2,773,607 shares of common stock under an exchange agreement to settle the outstanding balance of $2,005,000 under a partitioned note (See Note 7).

During the three months ended June 30, 2019, the Company issued 835,740 shares of common stock in connection with the exercise of 1,392,900 warrants through cashless exercises.

During the three months ended June 30, 2019, 1,812 shares of Series 5 Convertible Preferred Stock were converted into 544,145 shares of the Company’s common stock.

On May 21, 2019, the Company issued 650,000 shares of common stock to Locality as part of an acquisition (See Note 4).

On June 27, 2019, the Company issued 1,000,000 shares of common stock to GTX as part of an acquisition (See Note 5).

Note 10 - Preferred Stock

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

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

Note 10 - Preferred Stock (continued)

Series 5 Convertible Preferred Stock (continued)

During the three months ended March 31, 2019, 10,062 shares of Series 5 Convertible Preferred Stock were converted into 3,021,663 shares of the Company’s common stock.

During the three months ended June 30, 2019, 1,812 shares of Series 5 Convertible Preferred Stock were converted into 544,145 shares of the Company’s common stock.

As of June 30, 2019, there were 126 shares of Series 5 Convertible Preferred Stock outstanding.

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

The aggregate number of shares that may be awarded under the 2011 Plan as of June 30, 2019 is 158,424 and awarded under the 2018 Plan as of June 30, 2019 is 6,316,376. As of June 30, 2019, 4,912,662 of options were granted to employees, directors and consultants of the Company (including 39 shares outside of our Options Plans) and 1,562,177 shares of common stock were reserved for future issuance under the Option Plans.

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

During the three months ended June 30, 2019, the Company granted stock options for the purchase of 2,337,500 shares of common stock to employees and directors of the Company. These stock options vest pro-rata over 12 to 48 months, have a life of ten years and an exercise price of $0.75 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the awards was determined to be $928,000. The fair value of the common stock as of the grant date was determined to be $0.75 per share.

The Company recorded a stock based compensation charge for the amortization of employee stock options of $858,000 and $571,000 for the three months ended June 30, 2019 and 2018, respectively, and $1,506,000 and $777,000, for the six months ended June 30, 2019 and 2018, respectively.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

Note 11 - Stock Options (continued)

As of June 30, 2019, the fair value of non-vested stock options totaled $3.1 million, which will be amortized to expense over the weighted average remaining term of 0.56 years.

The fair value of each employee stock option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. Key weighted-average assumptions used to apply this pricing model during the six months ended June 30, 2019 were as follows:

For the Six Months Ended June 30, 2019

Risk-free interest rate	2.37-2.66%
Expected life of stock option grants	7 years
Expected volatility of underlying stock	49.48-49.65%
Dividends assumption	$--

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

The Company maintains cash deposits with financial institutions, which, from time to time, may exceed federally insured limits. Cash is also maintained at foreign financial institutions for its Canadian subsidiary and its majority-owned India subsidiary. Cash in foreign financial institutions as of June 30, 2019 and December 31, 2018 was immaterial. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

Note 12 - Credit Risk and Concentrations (continued)

The following table sets forth the percentages of revenue derived by the Company from those customers which accounted for at least 10% of revenues during the six months ended June 30, 2019 and 2018 (in thousands):

	For the Six Months Ended June 30, 2019		For the Six Months Ended June 30, 2018
	$	%	$	%
Customer A	1,500	53%	--	--
Customer B	612	21%	644	38%
Customer C	--	--	210	12%

The following table sets forth the percentages of revenue derived by the Company from those customers which accounted for at least 10% of revenues during the three months ended June 30, 2019 and 2018 (in thousands):

	For the Three Months Ended June 30, 2019		For the Three Months Ended June 30, 2018
	$	%	$	%
Customer A	750	50%	--	--
Customer B	306	21%	319	38%
Customer C	--	--	105	13%

As of June 30, 2019, Customer A represented approximately 57%, Customer B represented approximately 0%, and Customer C represented approximately 0% of total accounts receivable. As of June 30, 2018, Customer A represented approximately 0%, Customer B represented approximately 6%, and Customer C represented approximately 24% of total accounts receivable.

As of June 30, 2019, two vendors represented approximately 43% and 14% of total gross accounts payable. There were no purchases from these vendors during the three and six months ended June 30, 2019.  As of June 30, 2018, two vendors represented approximately 50% and 19% of total gross accounts payable. There were no purchases from these vendors during the three and six months ended June 30, 2018.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

Note 13 - Foreign Operations

The Company’s operations are located primarily in the United States, Canada, India and, prior to the sale of Sysorex Arabia, in Saudi Arabia. Revenues by geographic area are attributed by country of domicile of our subsidiaries. The financial data by geographic area are as follows (in thousands):

	United		Saudi
	States	Canada	Arabia	India	Eliminations	Total
For the Three Months Ended June 30, 2019:
Revenues by geographic area	$1,473	$18	$--	$168	$(168)	$1,491
Operating income (loss) by geographic area	$(4,173)	$(604)	$--	$52	$--	$(4,725)
Net income (loss) by geographic area	$(4,681)	$(602)	$--	$52	$--	$(5,231)

For the Three Months Ended June 30, 2018:
Revenues by geographic area	$834	$5	$--	$74	$(74)	$839
Operating income (loss) by geographic area	$(4,112)	$(387)	$--	$16	$--	$(4,483)
Net income (loss) by geographic area	$(5,484)	$(387)	$--	$16	$--	$(5,855)

For the Six Months Ended June 30, 2019:
Revenues by geographic area	$2,834	$20	$--	$236	$(236)	$2,854
Operating income (loss) by geographic area	$(8,700)	$(911)	$--	$24	$--	$(9,587)
Net income (loss) by geographic area	$(9,495)	$(909)	$--	$24	$--	$(10,380)

For the Six Months Ended June 30, 2018:
Revenues by geographic area	$1,676	$11	$--	$126	$(126)	$1,687
Operating income (loss) by geographic area	$(7,401)	$(876)	$--	$14	$--	$(8,263)
Net income (loss) by geographic area	$(11,237)	$(876)	$--	$14	$--	$(12,099)

As of June 30, 2019:
Identifiable assets by geographic area	$20,774	$2,957	$--	$155	$--	$23,886
Long lived assets by geographic area	$5,374	$1,972	$--	$41	$--	$7,387

As of December 31, 2018:
Identifiable assets by geographic area	$11,872	$187	$--	$119	$--	$12,178
Long lived assets by geographic area	$6,233	$140	$--	$28	$--	$6,401

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

Note 14 - Related Party Transactions

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

All sums advanced by the Company to the Maturity Date (as defined below) pursuant to the terms of the Note Purchase Agreement will become part of the aggregate Loan Amount underlying the Secured Note. All outstanding principal amounts and accrued unpaid interest owing under the Secured Note shall become immediately due and payable on the earlier to occur of (i) 24 month anniversary of the date the Secured Note is issued (the “Maturity Date”), (ii) at such date when declared due and payable by the Company upon the occurrence of an Event of Default (as defined in the Secured Note), or (iii) at any such earlier date as set forth in the Secured Note. All accrued unpaid interest shall be payable in cash. The amount owed by Sysorex to the Company as of December 31, 2018 was $2.2 million and as of June 30, 2019 was $10 million. On February 4, 2019, the Related Party Note was amended to increase the maximum principal amount that may be outstanding at any time under the Related Party Note from $3,000,000 to $5,000,000. On April 2, 2019, the Related Party Note was amended to increase the maximum principal amount that may be outstanding at any time under the Related Party Note from $5,000,000 to $8,000,000. On May 22, 2019, the Related Party Note was amended to increase the maximum principal amount that may be outstanding at any time under the Related Party Note from $8,000,000 to $10,000,000.

Note 15 - Leases

The Company has an operating lease is for its administrative office in Palo Alto, California, effective October 1, 2014, for five years.  The initial lease rate was $14,225 per month with escalating payments.  In connection with the lease, the Company is obligated to pay $8,985 monthly for operating expenses for building repairs and maintenance.  The Company also has an operating lease is for its administrative office in Encino, CA. This lease was effective June 1, 2014 and will end on July 31, 2021. The current lease rate is $6,984 per month and $276 per month for the common area maintenance. Additionally the Company has an operating lease is for its administrative office in Coquitlam, Canada, from October 1, 2016 through September 30, 2021. The initial lease rate was $8,931 CAD per month with escalating payments.  In connection with the lease, the Company is obligated to pay $6,411 CAD monthly for operating expenses for building repairs and maintenance.  The Company has no other operating or financing leases with terms greater than 12 months.

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

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

Note 15 – Leases (continued)

Right-of-use assets is summarized below (in thousands):

As of June 30, 2019
Palo Alto, CA Office	$178
Encino, CA Office	188
Coquitlam, Canada Office	271
Less accumulated amortization	(164)
Right-of-use asset, net	$473

During the three and six months ended June 30, 2019, the Company recorded $90,058 and $181,725, respectively, as rent expense to the right-of-use assets.

Lease liability is summarized below (in thousands):

As of June 30, 2019
Total lease liability	$502
Less: short term portion	(282)
Long term portion	$220

Maturity analysis under the lease agreement is as follows (in thousands):

Six months ending December 31, 2019	$199
Year ending December 31, 2020	220
Year ending December 31, 2021	137
Total	$556
Less: Present value discount	(54)
Lease liability	$502

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the date of adoption of Topic 842. As of June 30, 2019, the weighted average remaining lease term is 1.84 years and the weighted average discount rate used to determine the operating lease liabilities was 8.0%.

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

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

Note 16 - Commitments and Contingencies (continued)

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

Pursuant to the Settlement Agreement, after the Company issued and delivered the Settlement Shares to Atlas, the Award was deemed satisfied in full and the parties were deemed to have released each other from any claims arising out of the Engagement Agreement. The Settlement Shares were issued to Atlas pursuant to the Company’s registration statement on Form S-3, as amended (SEC File No. 333-223960), which was declared effective by the SEC on June 5, 2018.

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

Note 17 - Subsequent Events

During the three months ending September 30, 2019, the Company granted stock options for the purchase of 172,000 shares of common stock to employees and consultants of the Company. These stock options vest pro-rata over 12 to 48 months, have a life of ten years and an exercise price of $0.47 per share.

Exchange Agreements

During the three months ending September 30, 2019, the Company exchanged $724,807 of the outstanding principal under the October 2018 Note for 1,403,772 shares of the Company’s common stock at exchange prices between $0.51 and $0.532 per share.

Jibestream Acquisition

On July 9, 2019, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”), with Inpixon Canada, Inc., as purchaser, Jibestream Inc., a British Columbia corporation (“Jibestream”), each of the persons set forth on Exhibit A of the Purchase Agreement (each, a “Vendor” and collectively, the “Vendors”) and Chris Wiegand, as a Vendor and Vendors’ representative, pursuant to which the Purchaser will acquire all of the issued and outstanding shares of Jibestream (the “Shares”) on the terms and subject to the satisfaction of the conditions set forth in the Purchase Agreement (the “Transaction”). As a result of the Transaction, Jibestream will become an indirect, wholly owned subsidiary of the Company.

On August 8, 2019, the Purchase Agreement was amended to, among other things, reduce the amount of funds we are required to receive from the offering being conducted pursuant to the registration statement on Form S-1 (SEC File No. 333-232448) (the “Offering”) in order to complete the Transaction from $15 million to an amount of funds sufficient when aggregated with other immediately available funds to pay the Estimated Cash Closing Amount (as defined below), adjust the Price Per Share (as defined below) to be equal to the price per share at which shares of the Company’s common stock are sold in the Offering and limit the amount of shares of our common stock that the Company may issue to the Vendors to no more than 19.99% of the Company’s outstanding shares of common stock prior to the closing of the Transaction, unless stockholder approval is obtained, if required by the Nasdaq Listing Rules. In addition, the Company agreed to loan Jibestream, at its option, cash amounts up to a maximum of $250,000 in the aggregate, in accordance with the terms of a promissory note. A note will be issued for each loan and will have a maturity date of December 31, 2019 and will accrue interest at a rate of 5% per annum. It is anticipated that Jibestream will use such funds for its operating expenses prior to closing the Transaction. On August 12, 2019 the Company loaned Jibestream $140,600 under a promissory note with the terms described above.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

Note 17 - Subsequent Events (continued)

Subject to the terms and conditions of the Purchase Agreement, as amended, the Purchaser will purchase the Shares in exchange for consideration consisting of: (i) CAD $5,000,000 (the “Cash Consideration”), plus an amount equal to all cash and cash equivalents held by Jibestream at the closing of the Transaction (the “Closing”), minus, if a negative number, the absolute value of the Estimated Working Capital Adjustment (as defined in the Purchase Agreement), minus any amounts loaned by the Purchaser to Jibestream to settle any Indebtedness (as defined in the Purchase Agreement) or other fees, minus any cash payments to the holders of outstanding options to settle any in-the-money options (the “Option Payout”), minus the deferred revenue costs of $150,000, and minus the costs associated with the audit and review of the financial statements of Jibestream required by the Purchase Agreement (collectively, the “Estimated Cash Closing Amount”); plus (ii) a number of shares of the Company’s common stock (the “Inpixon Shares”), equal to CAD $3,000,000, which will be converted to U.S. dollars based on the exchange rate at the time of the closing, divided by the price per share at which shares of the Company’s common stock are issued in of the Company’s common stock the Offering (the “Price Per Share”). To the extent that the Estimated Cash Closing Amount is a negative number, the number of Inpixon Shares will be reduced by the Estimated Cash Closing Amount, adjusted to U.S. dollars based on the exchange rate, divided by the Price Per Share.

Pursuant to the Purchase Agreement, the Company agreed to file on or before the thirtieth (30th) day from the closing date of the Transaction an “evergreen” shelf registration statement on Form S-1 or Form S-3 pursuant to Rule 415 under the Securities Act, providing for an offering of the Inpixon Shares issued pursuant to the Purchase Agreement on a continuous basis and will use best efforts to cause such registration statement to become effective no later than the date that is 30 days after the registration statement is filed, and in any event as soon as practicable after such filing.

To the extent that approval by the Company’s stockholders for the issuance of the Inpixon Shares is required by applicable Nasdaq listing rules and is not obtained prior to December 31, 2019, the Purchaser will pay the portion of the purchase price representing the Inpixon Shares in cash, and the references to the Holdback Amount (as defined below) set forth in the Purchase Agreement will refer to the corresponding cash amount paid pursuant to the foregoing.

The Purchaser will retain an amount of Inpixon Shares representing fifteen percent (15%) of the value of the Purchase Price (the “Holdback Amount”) to secure the indemnification and other obligations of the Vendors in favor of the Purchaser arising out of or pursuant to Article VIII of the Purchase Agreement and, at the option of the Purchaser, to secure the obligation of the Vendors’ to pay any adjustment to the Purchase Price pursuant to Section 2.5 of the Purchase Agreement. The Holdback Amount is to be governed by the terms and conditions set out in Section 2.6 of the Purchase Agreement, and is to be paid to the Vendors in whole or in part, or retained by the Purchaser in whole or in part, subject to the terms and conditions set out therein.

The closing of the Transaction is conditioned upon the closing of the Offering and certain other customary conditions.

August 2019 Note Purchase Agreement and Promissory Note

On August 8, 2019, the Company entered into a note purchase agreement with the holder of the June 2019 Note, pursuant to which the Company agreed to issue and sell to the holder an unsecured promissory note (the “August 2019 Note”) in an aggregate principal amount of $1,895,000, which is payable on or before the date that is 9 months from the issuance date. The Initial Principal Amount includes an original issue discount of $375,000 and $20,000 that the Company agreed to pay to the holder to cover the holder’s legal fees, accounting costs, due diligence, monitoring and other transaction costs. In exchange for the August 2019 Note, the holder paid an aggregate purchase price of $1,500,000. Interest on the Note accrues at a rate of 10% per annum and is payable on the maturity date or otherwise in accordance with the August 2019 Note. The Company may pay all or any portion of the amount owed earlier than it is due; provided, that in the event the Company elects to prepay all or any portion of the outstanding balance, it shall pay to the Holder 115% of the portion of the outstanding balance the Company elects to prepay. Beginning on the date that is 6 months from the issuance date and at the intervals indicated below until the August 2019 Note is paid in full, the holder shall have the right to redeem up to an aggregate of 1/3 of the initial principal balance of the August 2019 Note each month by providing written notice to the Company; provided, however, that if the holder does not exercise any monthly redemption amount in its corresponding month then such monthly redemption amount shall be available for the holder to redeem in any future month in addition to such future month’s monthly redemption amount. Upon receipt of any monthly redemption notice, the Company shall pay the applicable monthly redemption amount in cash to the holder within five business days of the Company’s receipt of such monthly redemption notice. The August 2019 Note includes customary event of default provisions, subject to certain cure periods, and provides for a default interest rate of 22%. Upon the occurrence of an event of default (except a default due to the occurrence of bankruptcy or insolvency proceedings (the “Bankruptcy-Related Event of Default”)), the Holder may, by written notice, declare all unpaid principal, plus all accrued interest and other amounts due under the August 2019 Note to be immediately due and payable at an amount equal to 115% of the outstanding balance of the Note (the “Mandatory Default Amount”). Upon the occurrence of a Bankruptcy-Related Event of Default, without notice, all unpaid principal, plus all accrued interest and other amounts due under the Note will become immediately due and payable at the Mandatory Default Amount.

Standstill Agreement

On August 8, 2019, the Company and the December 2018 Note holder entered into a standstill agreement with respect to the December 2018 Note (the “Standstill Agreement”). Pursuant to the Standstill Agreement, the December 2018 Note holder agreed that it will not redeem all or any portion of the December 2018 Note for a period beginning on August 8, 2019, and ending on the date that is 90 days from August 8, 2019. As consideration for this, the outstanding balance of the December 2018 Note was increased by $206,149.

Series 6 Preferred Stock

On August 13, 2019, the Company filed the  Certificate of Designation of Preferences, Rights and Limitations of Series 6 Convertible Preferred Stock (the “Series 6 Preferred Certificate of Designation”) with the Secretary of State of Nevada, establishing the rights, preferences, privileges, qualifications, restrictions, and limitations relating to the Series 6 Convertible Preferred Stock with a stated value of $1,000 and convertible into a number of shares of the Company’s common stock equal to $1,000 divided by $0.2775. The Series 6 Preferred Certificate of Designation became effective with the Secretary of the State of Nevada upon filing.

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

Overview of our Business

We provide a number of different technology products and services relating to Indoor Positioning and Analytics and other digital solutions to private and public sector customers. Effective August 31, 2018, the Company completed a Spin-off of Sysorex and the associated Infrastructure business and it is no longer a part of our reporting in the current year. In prior years’ financial data, the revenue and expenses of the Spin-off entities are shown as discontinued operations. Our Indoor Positioning Analytics (“IPA”) products secure, digitize and optimize the interior of any premises with indoor positioning and data analytics that provide rich positional information, similar to a global positioning system, and browser-like intelligence for the indoors. On May 21, 2019, we acquired Locality, a technology company based near Vancouver, Canada, specializing in wireless device positioning and radio frequency (“RF”) augmentation of video surveillance systems and on June 27, 2019, we acquired certain global positioning system (“GPS”) products, software, technologies, and intellectual property from GTX, a U.S. based company specializing in GPS technologies. These transactions expand our indoor positioning product line. In addition, we offer digital tear-sheets with optional invoice integration, digital ad delivery, and an e-edition designed for reader engagement for the media, publishing and entertainment industry.

Revenues increased in the second quarter of 2019 over the same period in 2018 by approximately 78% because of an increase in our IPA revenues resulting from an increased focus on the IPA product line after the Spin-off of our Sysorex business and the addition of a new customer that accounted for approximately 50% of our revenues for the second quarter of 2019. We expect to continue to grow our IPA product line in 2019. The IPA product line does have long sales cycles, which are a result from customer-related issues such as budget and procurement processes but also because of the early stages of indoor-positioning technology and the learning curve required for customers to implement such solutions. Customers also engage in a pilot program first which prolongs sales cycles and is typical of most emerging technology adoption curves. We anticipate sales cycles to improve in 2019 as our customer base moves from early adopters to mainstream customers. The sales cycle is also improving with the increased presence and awareness of beacon and Wi-Fi locationing technologies in the market. IPA sales can be licensed-based with government customers but commercial customers typically prefer a SaaS or subscription model. Our other digital solutions are also delivered on a SaaS model and allow us to generate industry analytics that complement our indoor-positioning solutions.

We experienced a net loss of $5.2 million and $5.9 million for the three months ended June 30, 2019 and 2018, respectively, and a net loss of $10.4 million and $12.1 million for the six months ended June 30, 2019 and 2018, respectively. We cannot assure that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. In order to continue our operations, we have supplemented the revenues we earned with proceeds from the sale of our equity and debt securities and proceeds from loans and bank credit lines. Furthermore, except for our Payplant facility, we have no committed source of financing and we cannot assure that we will be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to scale back our business operations by reducing expenditures for employees, consultants, business development and marketing efforts, selling assets or one or more products in our business, or otherwise severely curtailing our operations.

Corporate Strategy Update

Management continues to pursue a corporate strategy that is focused on building and developing our business as a provider of turnkey solutions ranging from the collection of data to delivering insights from that data to our customers with a focus on securing, digitizing and optimizing premises with IPA for businesses and governments. In connection with such strategy and in order to facilitate our long-term growth, we are evaluating various strategic transactions and acquisitions of companies with technologies and intellectual property (“IP”) that complement such goals by adding technology, differentiation, customers and/or revenue. We are primarily looking for accretive opportunities that have business value and operational synergies. We believe these complimentary technologies will allow us to provide a comprehensive Indoor Positioning Platform, or one-stop shop to our customers. We believe that acquiring complementary products and/or IP will add value to the Company. Candidates with proven technologies that complement our overall strategy may come from anywhere in the world, so long as there are strategic and financial reasons to make the acquisition. If we make any acquisitions in the future, we expect that we may pay for such acquisitions using our equity securities, cash and debt financing in combinations appropriate for each acquisition. In connection with this strategy, on May 21, 2019, we acquired Locality, a technology company based near Vancouver, Canada, specializing in wireless device positioning and radio frequency (“RF”) augmentation of video surveillance systems. In addition, on June 27, 2019, we acquired certain global positioning system (“GPS”) products, software, technologies, and intellectual property from GTX, a U.S. based company specializing in GPS technologies. These transactions expand our patent portfolio and includes certain granted or licensed patents and GPS and RF technologies. Furthermore, on July 9, 2019, we entered into a Share Purchase Agreement to acquire Jibestream Inc. (“Jibestream”), a provider of highly configurable indoor mapping and location platforms to expand our suite of products. Please see “Pending Acquisition – Jibestream Inc.” below for more information.

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

On February 4, 2019, the documents were amended to increase the maximum Principal Amount that may be outstanding at any time under the Secured Note from $3.0 million to $5.0 million. On April 2, 2019, the documents were amended to increase the maximum Principal Amount under the Secured Note from $5.0 million to $8.0 million. On May 22, 2019, the documents were amended to increase the maximum Principal Amount under the Secured Note from $8.0 million to $10.0 million.

Rights Offering

On January 15, 2019, the Company closed its rights offering (the “Rights Offering”) for aggregate gross proceeds to the Company of $12.0 million and net proceeds of approximately $10.77 million after deducting expenses relating to dealer-manager fees and expenses.

The Company sold an aggregate of 12,000 units consisting of an aggregate of 12,000 shares of Series 5 Convertible Preferred Stock and 3,600,000 warrants to purchase common stock exercisable for one share of common stock at an exercise price of $3.33 per share. The warrants are exercisable for 5 years after the date of issuance.

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

Between April 10, 2019 and July 11, 2019, the Company entered into exchange agreements pursuant to which it exchanged an aggregate amount of $2,729,807 of the outstanding balance of the Original Note for partitioned notes and then exchanged such notes for an aggregate of 4,177,379 shares of common stock at exchange prices between $.51 and $0.8989 per share.

Issuance of May 2019 Promissory Note

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

Issuance of June 2019 Promissory Note

On June 27, 2019, the Company entered into a note purchase agreement (the “Purchase Agreement”) with the Holder pursuant to which the Company agreed to issue and sell to the Holder an unsecured promissory note (the “June 2019 Note”) in an aggregate principal amount of $1,895,000 (the “Initial Principal Amount”), which is payable on or before the date that is 9 months from the issuance date. The Initial Principal Amount includes an original issue discount of $375,000 and $20,000 that the Company agreed to pay to the Holder to cover the Holder’s legal fees, accounting costs, due diligence, monitoring and other transaction costs. In exchange for the Note, the Holder paid an aggregate purchase price of $1,500,000. Interest on the June 2019 Note accrues at a rate of 10% per annum and is payable on the maturity date or otherwise in accordance with the June 2019 Note. The Company may pay all or any portion of the amount owed earlier than it is due; provided, that in the event the Company elects to prepay all or any portion of the outstanding balance, it shall pay to the Holder 115% of the portion of the outstanding balance the Company elects to prepay. Beginning on the date that is 6 months from the issuance date and at the intervals indicated below until the June 2019 Note is paid in full, the Holder shall have the right to redeem up to an aggregate of 1/3 of the initial principal balance of the June 2019 Note each month by providing written notice delivered to the Company; provided, however, that if the Holder does not exercise any monthly redemption amount in its corresponding month then such monthly redemption amount shall be available for the Holder to redeem in any future month in addition to such future month’s monthly redemption amount. Pursuant to the terms of the Purchase Agreement, if at any time while the June 2019 Note is outstanding, the Company will immediately following the completion of any offering of its equity securities make a cash payment to the Holder in the following amount: (a) twenty-five percent (25%) of the outstanding balance of the June 2019 Note if the Company receives net proceeds equal to $2,500,000.00 or less; (b) fifty percent (50%) of the outstanding balance of the June 2019 Note if the Company receives net proceeds of more than $2,500,000.00 but less than $5,000,000.00; and (c) one hundred percent (100%) of the outstanding balance of the June 2019 Note if the Company receives net proceeds equal to $5,000,000.00 or more.

Effective as of August 12, 2019, the Company and the holder of the June 2019 Note entered into an amendment agreement, dated as of August 14, 2019, to provide that the Company’s obligation to repay all or a portion of the outstanding balance of the June 2019 Note upon the completion of any offering of equity securities of Company would not apply or be effective until December 27, 2019. As consideration for the amendment, a fee of $191,883.28 was added to the outstanding balance of the June 2019 Note. Following application of the fee, the outstanding balance of the June 2019 Note, as of August 12, 2019, was $2,111,249.13.

Issuance of August 2019 Promissory Note

On August 8, 2019, the Company entered into a note purchase agreement (the “Purchase Agreement”) with the Holder pursuant to which the Company agreed to issue and sell to the Holder an unsecured promissory note (the “August 2019 Note”) in an aggregate principal amount of $1,895,000 (the “Initial Principal Amount”), which is payable on or before the date that is 9 months from the issuance date. The Initial Principal Amount includes an original issue discount of $375,000 and $20,000 that the Company agreed to pay to the Holder to cover the Holder’s legal fees, accounting costs, due diligence, monitoring and other transaction costs. In exchange for the August 2019 Note, the Holder paid an aggregate purchase price of $1,500,000. Interest on the August 2019 Note accrues at a rate of 10% per annum and is payable on the maturity date or otherwise in accordance with the August 2019 Note. The Company may pay all or any portion of the amount owed earlier than it is due; provided, that in the event the Company elects to prepay all or any portion of the outstanding balance, it shall pay to the Holder 115% of the portion of the outstanding balance the Company elects to prepay. Beginning on the date that is 6 months from the issuance date and at the intervals indicated below until the August 2019 Note is paid in full, the Holder shall have the right to redeem up to an aggregate of 1/3 of the initial principal balance of the Note each month by providing written notice delivered to the Company; provided, however, that if the Holder does not exercise any monthly redemption amount in its corresponding month then such monthly redemption amount shall be available for the Holder to redeem in any future month in addition to such future month’s monthly redemption amount.

Locality Acquisition

On May 21, 2019, we completed through our subsidiary, Inpixon Canada, Inc., our acquisition of Locality pursuant to the terms of a Share Purchase Agreement. Locality is a British Columbia corporation that specializes in wireless device positioning and RF augmentation of video surveillance systems. Locality’s video management system (“VMS”) integration, currently available for a number of VMS vendors, can assist security personnel in identifying potential suspects and tracking their movements cross-camera and from one facility to another. The solution is designed to enhance traditional security video feeds by correlating RF signals with video images. Based on third-party market research, the video surveillance market is forecasted to grow from $36.9 billion in 2018 to $68.3 billion by 2023, at a compound annual growth rate, or CAGR, of 13.1%. In addition, this technology can be used within the casino management market, which is estimated to grow to $12 billion by 2025, at a CAGR of 14.8% and can help retail customers mitigate the harm caused by organized retail crime, which is estimated to cost the retail industry nearly $30 billion per year.

At closing, the owners of all of the issued and outstanding capital stock of Locality sold all of their shares in exchange for consideration of (i) USD $1,500,000 (the “Aggregate Cash Consideration”) (A) minus the amount by which the Estimated Working Capital (as defined in the Share Purchase Agreement) is less than the Working Capital Target (as defined in the Share Purchase Agreement), or (B) plus the amount by which the Estimated Working Capital is greater than the Working Capital Target (as the case may be, the “Estimated Working Capital Adjustment”), and (ii) 650,000 shares of the Company’s common stock.

The Aggregate Cash Consideration, minus or plus (as the case may be) the Estimated Working Capital Adjustment to be applied against the Aggregate Cash Consideration (which will be calculated within 90 days of closing), will be paid in installments as follows: (i) the initial installment representing $250,000 minus or plus (as the case may be) the Estimated Working Capital Adjustment, which was paid at closing; (ii) three additional installments each equal to $250,000, which will be paid every six months following closing; and (iii) one final installment representing $500,000, which will be paid on the second anniversary of closing, in each case minus the cash fees payable to the advisor in connection with the acquisition.

GTX Acquisition

On June 27, 2019, we completed its acquisition of certain assets of GTX Corp (“GTX”) pursuant to the terms of an Asset Purchase Agreement. The assets consisted of a portfolio of global positioning system (“GPS”) technologies and intellectual property, including, but not limited to (a) an intellectual property portfolio that includes a registered patent, along with more than 20 pending patent applications or licenses to registered patents or pending applications relating to GPS technologies; (b) a smart school safety network (“SSSN”) solution that consists of a combination of wristbands, gateways and proprietary backend software, which rely on the Bluetooth Low-Energy protocol and a low-power enterprise wireless 2.4Ghz platform, to help school administrators identify the geographic location of students or other people or things (e.g., equipment, vehicles, tools, etc.) in order to, among other things, ensure the safety and security of students while at school; (c) a personnel equipment tracking system and ground personnel safety system, which includes a combination of hardware and software components, for a GPS and RF based personnel, vehicle and asset-tracking solution designed to provide ground situational awareness and near real-time surveillance of personnel and equipment traveling within a designated area for, among other things, government and military applications and (d) a right to 30% of royalty payments that may be received by GTX in connection with its ownership interest in Inventergy LBS, LLC (“Inventergy”) which is the owner of certain patents related to methods and systems for communicating with a tracking device (collectively, the “Assets”).

We acquired the Assets for aggregate consideration consisting of (i) $250,000 in cash delivered at the closing (the “Cash Consideration”) and (ii) 1,000,000 shares of our common stock. In addition, 100,000 of such shares are subject to certain holdback restrictions and forfeiture for the purpose of satisfying indemnification claims.

In accordance with the terms of the Asset Purchase Agreement, we agreed to file a resale registration statement within 30 days of the closing date (the “Registration Filing Deadline”), to register the shares issued to GTX (the “GTX Shares”) for resale. In the event that such registration statement is not filed on or prior to the Registration Filing Deadline, or in the event that thereafter such registration statement is not declared effective by the SEC within 45 days of the closing date, we agreed to loan GTX, at its option, up to $50,000 per month until the earlier of the effectiveness of the registration statement or the date on which such shares may be sold without restriction in accordance with Rule 144 under the Securities Act for up to a maximum of $250,000 in the aggregate, in accordance with the terms of a promissory note attached as an exhibit to the Asset Purchase Agreement. Each promissory note will have a maturity date that is 210 days from the issue date of such note and will accrue interest at a rate of 5% per annum. Pursuant to the terms of the underwriting agreement entered into in connection with the offering being conducted pursuant to the registration statement on Form S-1 (SEC File No. 333-232448) (the “Offering”), the Company has agreed to delay the registration of the GTX Shares until the end of the thirty-day period commencing upon the execution of the underwriting agreement and provided that a registration statement in connection with the GTX Shares is not declared effective by the SEC until after the end of the 60-day period commencing upon the execution of the underwriting agreement.

Pending Acquisition - Jibestream Inc.

 On July 9, 2019, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”), with Inpixon Canada, Inc., as purchaser, Jibestream Inc., a British Columbia corporation (“Jibestream”), each of the persons set forth on Exhibit A of the Purchase Agreement (each, a “Vendor” and collectively, the “Vendors”) and Chris Wiegand, as a Vendor and Vendors’ representative, pursuant to which the Purchaser will acquire all of the issued and outstanding shares of Jibestream (the “Shares”) on the terms and subject to the satisfaction of the conditions set forth in the Purchase Agreement (the “Transaction”). As a result of the Transaction, Jibestream will become our indirect, wholly owned subsidiary of the Company.

On August 8, 2019, the Purchase Agreement was amended to, among other things, reduce the amount of funds we are required to receive from the offering being conducted pursuant to the registration statement on Form S-1 (SEC File No. 333-232448) (the “Offering”) in order to complete the Transaction from $15 million to an amount of funds sufficient when aggregated with other immediately available funds to pay the Estimated Cash Closing Amount (as defined below), adjust the Price Per Share (as defined below) to be equal to the price per share at which shares of the Company’s common stock are sold in the Offering and limit the amount of shares of our common stock that the Company may issue to the Vendors to no more than 19.99% of the Company’s outstanding shares of common stock prior to the closing of the Transaction, unless stockholder approval is obtained, if required by the Nasdaq Listing Rules. In addition, the Company agreed to loan Jibestream, at its option, cash amounts up to a maximum of $250,000 in the aggregate, in accordance with the terms of a promissory note. A note will be issued for each loan and will have a maturity date of December 31, 2019 and will accrue interest at a rate of 5% per annum. It is anticipated that Jibestream will use such funds for its operating expenses prior to closing the Transaction.

 Subject to the terms and conditions of the Purchase Agreement, as amended, the Purchaser will purchase the Shares in exchange for consideration consisting of: (i) CAD $5,000,000 (the “Cash Consideration”), plus an amount equal to all cash and cash equivalents held by Jibestream at the closing of the Transaction (the “Closing”), minus, if a negative number, the absolute value of the Estimated Working Capital Adjustment (as defined in the Purchase Agreement), minus any amounts loaned by the Purchaser to Jibestream to settle any Indebtedness (as defined in the Purchase Agreement) or other fees, minus any cash payments to the holders of outstanding options to settle any in-the-money options (the “Option Payout”), minus the deferred revenue costs of $150,000, and minus the costs associated with the audit and review of the financial statements of Jibestream required by the Purchase Agreement (collectively, the “Estimated Cash Closing Amount”); plus (ii) a number of shares of the Company’s common stock (the “Inpixon Shares”), equal to CAD $3,000,000, which will be converted to U.S. dollars based on the exchange rate at the time of the closing, divided by the price per share at which shares of the Company’s common stock are issued in of the Company’s common stock the Offering (the “Price Per Share”). To the extent that the Estimated Cash Closing Amount is a negative number, the number of Inpixon Shares will be reduced by the Estimated Cash Closing Amount, adjusted to U.S. dollars based on the exchange rate, divided by the Price Per Share.

Pursuant to the Purchase Agreement, the Company agreed to file on or before the thirtieth (30th) day from the closing date of the Transaction an “evergreen” shelf registration statement on Form S-1 or Form S-3 pursuant to Rule 415 under the Securities Act, providing for an offering of the Inpixon Shares issued pursuant to the Purchase Agreement on a continuous basis and will use best efforts to cause such registration statement to become effective no later than the date that is 30 days after the registration statement is filed, and in any event as soon as practicable after such filing.

To the extent that approval by the Company’s stockholders for the issuance of the Inpixon Shares is required by applicable Nasdaq listing rules and is not obtained prior to December 31, 2019, the Purchaser will pay the portion of the purchase price representing the Inpixon Shares in cash, and the references to the Holdback Amount (as defined below) set forth in the Purchase Agreement will refer to the corresponding cash amount paid pursuant to the foregoing.

The Purchaser will retain an amount of Inpixon Shares representing fifteen percent (15%) of the value of the Purchase Price (the “Holdback Amount”) to secure the indemnification and other obligations of the Vendors in favor of the Purchaser arising out of or pursuant to Article VIII of the Purchase Agreement and, at the option of the Purchaser, to secure the obligation of the Vendors’ to pay any adjustment to the Purchase Price pursuant to Section 2.5 of the Purchase Agreement. The Holdback Amount is to be governed by the terms and conditions set out in Section 2.6 of the Purchase Agreement, and is to be paid to the Vendors in whole or in part, or retained by the Purchaser in whole or in part, subject to the terms and conditions set out therein.

The closing of the Transaction is conditioned upon the closing of the Offering and certain other customary conditions. We can give no assurance that the terms and conditions will be met and that the Transaction will close.

Jibestream provides highly configurable indoor mapping and location technology. Its platform provides customers with a full-featured geospatial platform that integrates business data with high-fidelity indoor maps to create smart indoor spaces. This allows customers to create multi-dimensional and multi-layered indoor maps, which can be added to existing web or mobile applications. Jibestream’s technology integrates with a variety of third-party indoor positioning systems to allow for clear, contextualized indoor wayfinding and directions. We anticipate utilizing Jibestream’s mapping technology with our existing indoor positioning offerings to offer our customers a more comprehensive suite of products going forward.

Jibestream’s products have applications in any indoor space where location and wayfinding is a concern. Jibestream’s existing product solutions have been deployed in hundreds of venues worldwide and within numerous customer segments including government, airports, malls, office buildings, and hospitals.

Series 6 Preferred Stock

On August 13, 2019, the Company filed the Certificate of Designation of Preferences, Rights and Limitations of Series 6 Convertible Preferred Stock (the “Series 6 Preferred Certificate of Designation”) with the Secretary of State of Nevada, establishing the rights, preferences, privileges, qualifications, restrictions, and limitations relating to the Series 6 Convertible Preferred Stock with a stated value of $1,000 and convertible into a number of shares of the Company’s common stock equal to $1,000 divided by $0.2775. The Series 6 Preferred Certificate of Designation became effective with the Secretary of the State of Nevada upon filing.

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

Professional Services Revenue Recognition

The Company’s professional services include fixed fee and time and materials contracts. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and materials contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts including maintenance service provided by in house personnel, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the three and six months ended June 30, 2019 and 2018, the Company did not incur any such losses. These amounts are based on known and estimated factors.

Contract Balances

The timing of our revenue recognition may differ from the timing of payment by our customers. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had deferred revenue of approximately $195,000 as of June 30, 2019 related to cash received in advance for product maintenance services provided by the Company’s technical staff. The Company expects to satisfy its remaining performance obligations for these maintenance services and recognize the deferred revenue and related contract costs over the next twelve months.

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

When assessing the recoverability of our long-lived assets, which include property and equipment and finite-lived intangible assets, we make assumptions regarding estimated future cash flows and other factors. Some of these assumptions involve a high degree of judgment and also bear a significant impact on the assessment conclusions. Included among these assumptions are estimating undiscounted future cash flows, including the projection of comparable sales, operating expenses, capital requirements for maintaining property and equipment and residual value of asset groups. We formulate estimates from historical experience and assumptions of future performance, based on business plans and forecasts, recent economic and business trends, and competitive conditions. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge. Based on our evaluation we did not record a charge for impairment for the three and six months ended June 30, 2019 and 2018.

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

We evaluate the remaining useful lives of long-lived assets and identifiable intangible assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. Such events or circumstances may include (but are not limited to): the effects of obsolescence, demand, competition, and/or other economic factors including the stability of the industry in which we operate, known technological advances, legislative actions, or changes in the regulatory environment. If the estimated remaining useful lives change, the remaining carrying amount of the long-lived assets and identifiable intangible assets would be amortized prospectively over that revised remaining useful life. We have determined that there were no events or circumstances during the three and six months ended June 30, 2019 and 2018, which would indicate a revision to the remaining amortization period related to any of our long-lived assets. Accordingly, we believe that the current estimated useful lives of long-lived assets reflect the period over which they are expected to contribute to future cash flows and are therefore deemed appropriate.

Acquired In-Process Research and Development (“IPR&D”)

In accordance with authoritative guidance, we recognize IPR&D at fair value as of the acquisition date, and subsequently account for it as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. Once an IPR&D project has been completed, the useful life of the IPR&D asset is determined and amortized accordingly. If the IPR&D asset is abandoned, the remaining carrying value is written off. During fiscal year 2014, we acquired IPR&D through the acquisition of AirPatrol, in 2015 through the acquisition of the assets of LightMiner and in 2019 through the acquisitions of Locality and certain assets of GTX. Our IPR&D is comprised of AirPatrol, LightMiner, Locality and GTX technology, which was valued on the date of the acquisition. It will take additional financial resources to continue development of these technologies.

We continue to seek additional resources, through both capital raising efforts and meeting with industry experts, for further development of the AirPatrol, Locality and GTX technologies. Through June 30, 2019, we have made some progress with raising capital since these acquisitions, building our pipeline and getting industry acknowledgment. We have been recognized by leading industry analysts in a report on leading indoor positioning companies and was also awarded the IoT Security Excellence award by TMC. Management remains focused on growing revenue from these products and continues to pursue efforts to recognize the value of the AirPatrol, LightMiner, Locality and GTX technologies. Although there can be no assurance that these efforts will be successful, we intend to allocate financial and personnel resources when deemed possible and/or necessary. If we choose to abandon these efforts, or if we determine that such funding is not available, the related IPR&D will be subject to significant impairment.

Impairment of Long-Lived Assets Subject to Amortization

We amortize intangible assets with finite lives over their estimated useful lives and review them for impairment whenever an impairment indicator exists. We continually monitor events and changes in circumstances that could indicate carrying amounts of our long-lived assets, including our intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. We did not recognize any intangible asset impairment charges for the three and six months ended June 30, 2019. See “Acquired In-Process Research and Development (“IPR&D”)” for further information.

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

As of June 30, 2019 and December 31, 2018, reserves for credit losses included a reserve for doubtful accounts of approximately $260,000 and $464,000, respectively, due to the aging of the items greater than 120 days outstanding and other potential non-collections.

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

For the three months ended June 30, 2019 and 2018, the Company incurred stock-based compensation charges of $858,000 and $571,000, respectively. For the six months ended June 30, 2019 and 2018, the Company incurred stock-based compensation charges of $1,748,000 and $857,000, respectively. The principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:

For the Six Months Ended June 30, 2019
Risk-free interest rate	2.37-2.66%
Expected life of option grants	7 years
Expected volatility of underlying stock	49.48-49.65%
Dividends assumption	$--

The Company recorded a stock based compensation charge for the amortization of employee stock options of $858,000 and $571,000 for the three months ended June 30, 2019 and 2018, respectively, and $1,506,000 and $777,000, for the six months ended June 30, 2018 and 201, respectively.

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

The following table sets forth selected condensed consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	For the Three Months Ended
	June 30, 2019		June 30, 2018
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	% Change*

Revenues	$1,491	100%	$839	100%	78%
Cost of revenues	$391	26%	$256	31%	53%
Gross profit	$1,100	74%	$583	69%	89%
Operating expenses	$5,825	391%	$5,066	604%	15%
Loss from operations	$(4,725)	(317)%	$(4,483)	(534)%	5%
Net loss	$(5,231)	(351)%	$(5,855)	(698)%	(11)%
Net loss attributable to stockholders of Inpixon	$(5,240)	(351)%	$(5,858)	(698)%	(11)%

* Amounts used to calculate dollar and percentage changes are based on numbers in the thousands. Accordingly, calculations in this Item, which may be rounded to the nearest hundred thousand, may not produce the same results.

Revenues

Revenues for the three months ended June 30, 2019 were $1,491,000 compared to $839,000 for the comparable period in the prior year for an increase of $652,000, or approximately 78%. Revenues increased in the second quarter of 2019 over the prior period in 2018 due to an increase in our IPA revenues resulting from an increased focus on the IPA product line. Our increased focus resulted in the addition of a new customer, representing approximately 53% of our revenues for the six months ended June 30, 2019.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2019 were $391,000 compared to $256,000 for the comparable period in the prior year. This increase of $135,000, or approximately 53%, was primarily attributable to the increase in IPA revenue during the three months ended June 30, 2019.

The gross profit margin for the three months ended June 30, 2019 was 74% compared to 69% for the three months ended June 30, 2018. This increase in margin is primarily due to the increase in higher margin IPA revenue during the three months ended June 30, 2019.

Operating Expenses

Operating expenses for the three months ended June 30, 2019 were $5.8 million and $5.1 million for the comparable period ended June 30, 2018. This increase of approximately $0.7 million is primarily attributable to $510,000 of acquisition costs and slightly higher stock based compensation and administrative costs during the three months ended June 30, 2019.

Loss From Operations

Loss from operations for the three months ended June 30, 2019 was $4.7 million as compared to $4.5 million for the comparable period in the prior year. This increase of approximately $0.2 million was primarily attributable to the higher gross margin offset by higher operating expenses during the three months ended June 30, 2019 as discussed in the reporting caption above.

Other Income/Expense

Other income/expense for the three months ended June 30, 2019 was a loss of $506,000 compared to a loss of $89,000 for the comparable period in the prior year. This increase in loss of $417,000 is primarily attributable to an increase in interest expense due to higher debt discount on promissory notes, $160,000 loss on exchange of debt for equity offset by higher interest income from a related party note in the three months ended June 30, 2019.

Provision for Income Taxes

There was no provision for income taxes for the three months ended June 30, 2019 and 2018 as the Company was in a net taxable loss position. Deferred tax assets resulting from such losses are fully reserved as of June 30, 2019 and 2018 since, at present, the Company has no history of taxable income and it is more likely than not that such assets will not be realized.

Net Gain and Net Loss Attributable To Non-Controlling Interest

Net gain attributable to non-controlling interest for the three months ended June 30, 2019 was $9,000 compared to net gain of $3,000 for the comparable period in the prior year. This increase in gain of $6,000 was attributable to the gain from Sysorex India and is immaterial.

Net Loss Attributable To Stockholders of Inpixon

Net loss attributable to stockholders of Inpixon for the three months ended June 30, 2019 was $5.2 million compared to $5.9 million for the comparable period in the prior year. The lower loss of approximately $0.7 million was primarily attributable to higher margin IPA revenue offset by the higher acquisition and administrative costs during the three months ended June 30, 2019 and the additional losses from deconsolidated operations of the Spin-off during the three months ended June 30, 2018.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

The following table sets forth selected condensed consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	For the Six Months Ended
	June 30, 2019		June 30, 2018
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	% Change*

Revenues	$2,854	100%	$1,687	100%	69%
Cost of revenues	$727	25%	$520	31%	40%
Gross profit	$2,127	75%	$1,167	69%	82%
Operating expenses	$11,714	410%	$9,430	559%	24%
Loss from operations	$(9,587)	(336)%	$(8,263)	(490)%	16%
Net loss	$(10,380)	(364)%	$(12,099)	(717)%	(14)%
Net loss attributable to stockholders of Inpixon	$(10,384)	(364)%	$(12,101)	(717)%	(14)%

* Amounts used to calculate dollar and percentage changes are based on numbers in the thousands. Accordingly, calculations in this Item, which may be rounded to the nearest hundred thousand, may not produce the same results.

Revenues

Revenues for the six months ended June 30, 2019 were $2.9 million compared to $1.7 million for the comparable period in the prior year for an increase of approximately $1.2 million, or approximately 69%. Revenues increased in the six months ended June 30, 2019 over the prior period in 2018 due to an increase in our IPA revenues resulting from an increased focus on the IPA product line. Our increased focus resulted in the addition of a new customer, representing approximately 50% of our revenues for the second quarter of 2019.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2019 were $727,000 compared to $520,000 for the comparable period in the prior year. This increase of $207,000, or approximately 40%, was primarily attributable to the increase in IPA revenue during the six months ended June 30, 2019.

The gross profit margin for the six months ended June 30, 2019 was 75% compared to 69% for the six months ended June 30, 2018. This increase in margin is primarily due to the increase in higher margin IPA revenue during the six months ended June 30, 2019.

Operating Expenses

Operating expenses for the six months ended June 30, 2019 were $11.7 million and $9.4 million for the comparable period ended June 30, 2018. This increase of approximately $2.3 million is primarily attributable to slightly higher compensation, marketing, IT infrastructure fees, approximately $631,000 of higher acquisition costs and approximately $971,000 of higher non-cash stock based compensation.

Loss From Operations

Loss from operations for the six months ended June 30, 2019 was $9.6 million as compared to $8.3 million for the comparable period in the prior year. This increase of approximately $1.3 million was primarily attributable to higher gross margins offset by higher operating expenses during the six months ended June 30, 2019 as discussed in the reporting caption above.

Other Income/Expense

Other income/expense for the six months ended June 30, 2019 was a loss of $793,000 compared to a loss of $843,000 for the comparable period in the prior year. This decrease in loss of $50,000 is primarily attributable to the interest income from a related party note offset by the $160,000 loss on exchange of debt for equity during the six months ended June 30, 2019.

Provision for Income Taxes

There was no provision for income taxes for the six months ended June 30, 2019 and 2018 as the Company was in a net taxable loss position. Deferred tax assets resulting from such losses are fully reserved as of June 30, 2019 and 2018 since, at present, the Company has no history of taxable income and it is more likely than not that such assets will not be realized.

Net Gain and Net Loss Attributable To Non-Controlling Interest

Net gain attributable to non-controlling interest for the six months ended June 30, 2019 was $4,000 compared to net gain of $2,000 for the comparable period in the prior year. This increase in gain of $2,000 was attributable to the gain from Sysorex India and is immaterial.

Net Loss Attributable To Stockholders of Inpixon

Net loss attributable to stockholders of Inpixon for the six months ended June 30, 2019 was $10.4 million compared to $12.1 million for the comparable period in the prior year. The lower loss of approximately $1.7 million was primarily attributable to higher margin IPA revenue offset by the higher administrative costs during the three months ended June 30, 2019 and the additional losses from deconsolidated operations of the Spin-off during the three months ended June 30, 2018.

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

Adjusted EBITDA for the three months ended June 30, 2019 was a loss of $1.9 million compared to a loss of $4.1 million for the prior period in 2018. Adjusted EBITDA for the six months ended June 30, 2019 was a loss of $4.5 million compared to a loss of $7.5 million for the prior period in 2018.

The following table presents a reconciliation of net income/loss attributable to stockholders of Inpixon, which is our GAAP operating performance measure, to Adjusted EBITDA for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss attributable to common stockholders	$(5,240)	$(15,585)	$(11,635)	$(23,336)
Adjustments:
Non-recurring one-time charges:
Acquisition transaction/financing costs	510	--	647	16
Costs associated with public offering	50	--	50	81
Gain on the settlement of obligations	--	(129)	--	(262)
Gain on earnout	--	(358)	--	(934)
Gain on the sale of Sysorex Arabia	--	--	--	(23)
Cain on the sale of contracts	--	(601)	--	(601)
Change in the fair value of derivative liability	--	--	--	(48)
Provision for doubtful accounts	--	105	105	221
Severance	100	--	100	15
Settlement of litigation	--	--	6	--
Loss on exchange of debt for equity	160	--	160	--
Deemed dividend to preferred stockholders	--	9,727	--	11,235
Deemed dividend for triggering of warrant down round feature	--	--	1,250	--
Stock-based compensation - compensation and related benefits	858	571	1,748	857
Interest expense	508	356	864	1,638
Depreciation and amortization	1,116	1,850	2,160	3,685
Income tax benefit	(2)	--	(2)	--
Adjusted EBITDA	$(1,940)	$(4,064)	$(4,547)	$(7,456)

We rely on Adjusted EBITDA, which is a non-GAAP financial measure for the following:

●	to review and assess the operating performance of our Company as permitted by Accounting Standards Codification Topic 280, Segment Reporting;

●	to compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	as a basis for allocating resources to various projects;

●	as a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	to evaluate internally the performance of our personnel.

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

Proforma Non-GAAP Net Loss per Share

Basic and diluted net loss per share for the three months ended June 30, 2019 was ($0.57) compared to ($43.05) for the prior period in 2018. Basic and diluted net loss per share for the six months ended June 30, 2019 was ($1.69) compared to ($99.64) for the prior period in 2018. The decreased loss per share in 2019 was attributable to the changes discussed in our results of operations, deemed dividends and the change in weighted average shares outstanding from 2018 to 2019.

Proforma non-GAAP net income (loss) per share is used by our Company’s management as an evaluation tool as it manages the business and is defined as net income (loss) per basic and diluted share adjusted for non-cash items including stock based compensation, amortization of intangibles and one time charges including gain on the settlement of obligations, severance costs, provision for doubtful accounts, acquisition costs and the costs associated with public offerings.

Proforma non-GAAP net loss per basic and diluted common share for the three months ended June 30, 2019 was ($0.30) compared to a loss of ($13.67) per share for the prior period in 2018. Proforma non-GAAP net loss per basic and diluted common share for the six months ended June 30, 2019 was ($0.86) compared to a loss of ($43.28) per share for the prior period in 2018.

The following table presents a reconciliation of net loss per basic and diluted share, which is our GAAP operating performance measure, to proforma non-GAAP net loss per share for the periods reflected (in thousands, except per share data):

(thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss attributable to common stockholders	$(5,240)	$(15,585)	$(11,635)	$(23,336)
Adjustments:
Non-recurring one-time charges:
Acquisition transaction/financing costs	510	--	647	16
Costs associated with public offering	50	--	50	81
Gain on the settlement of obligations	--	(129)	--	(262)
Gain on earnout	--	(358)	--	(934)
Gain on the sale of Sysorex Arabia	--	--	--	(23)
Gain on the sale of contracts	--	(601)	--	(601)
Change in the fair value of derivative liability	--	--	--	(48)
Provision for doubtful accounts	--	105	105	221
Severance	100	--	100	15
Settlement of litigation	--	--	6	--
Loss on exchange of debt for equity	160	--	160	--
Deemed dividend to preferred stockholders	--	9,727	--	11,235
Deemed dividend for triggering of warrant down round feature	--	--	1,250	--
Stock-based compensation - compensation and related benefits	858	571	1,748	857
Amortization of intangibles	820	1,322	1,633	2,644
Proforma non-GAAP net loss	$(2,742)	$(4,948)	$(5,936)	$(10,135)
Proforma non-GAAP net loss per basic and diluted common share	$(0.30)	$(13.67)	$(0.86)	$(43.28)
Weighted average basic and diluted common shares outstanding	9,257,898	362,060	6,889,873	234,198

We rely on proforma non-GAAP net loss per share, which is a non-GAAP financial measure:

●	to review and assess the operating performance of our Company as permitted by Accounting Standards Codification Topic 280, Segment Reporting;

●	to compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	as a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	to evaluate internally the performance of our personnel.

We have presented proforma non-GAAP net loss per share above because we believe it conveys useful information to investors regarding our operating results. We believe it provides an additional way for investors to view our operations, when considered with both our GAAP results and the reconciliation to net income (loss), and that by including this information we can provide investors with a more complete understanding of our business. Specifically, we present proforma non-GAAP net loss per share as supplemental disclosure because:

●	we believe proforma non-GAAP net loss per share is a useful tool for investors to assess the operating performance of our business without the effect of non-cash items including stock based compensation, amortization of intangibles and one time charges including gain on the settlement of obligations, severance costs, provision for doubtful accounts, change in the fair value of shares to be issued, acquisition costs and the costs associated with public offerings;

●	we believe that it is useful to provide to investors a standard operating metric used by management to evaluate our operating performance; and

●	we believe that the use of proforma non-GAAP net loss per share is helpful to compare our results to other companies.

Liquidity and Capital Resources as of June 30, 2019

Our current capital resources and operating results as of and through June 30, 2019, consist of:

1)	an overall working capital deficit of $5.5 million;

2)	cash of $1.7 million;

3)	the Payplant credit facility which we may borrow against based on eligible assets with a balance of $0 as of June 30, 2019; and

4)	net cash used by operating activities for the period of $6.6 million.

The breakdown of our overall working capital deficit is as follows (in thousands):

Working Capital	Assets	Liabilities	Net
Cash and cash equivalents	$1,651	$--	$1,651
Accounts receivable, net / accounts payable	2,384	1,274	1,110
Operating lease obligation	--	282	(282)
Prepaid licenses and maintenance contracts/deferred revenue	--	195	(195)
Short-term debt	--	7,094	(7,094)
Other	1,124	1,764	(640)
Total	$5,159	$10,609	$(5,450)

Net cash used in operating activities during the six months ended June 30, 2019 of $6.6 million consists of net loss of $10.4 million offset by non-cash adjustments of $5.0 million less net cash changes in operating assets and liabilities of $1.2 million.

The Company’s capital resources as of June 30, 2019, availability on the Payplant facility to finance purchase orders and invoices in an amount equal to 80% of the face value of purchase orders received and funds from higher margin business line expansion will not be sufficient to fund planned operations during the next twelve months from the date the financial statements are issued based on current projections. In addition, the Company is pursuing possible strategic transactions. Therefore, the Company may raise such additional capital as needed, through the issuance of equity, equity-linked or debt securities.

Going Concern and Management Plans

Our condensed consolidated financial statements as of June 30, 2019 have been prepared under the assumption that we will continue as a going concern for the next twelve months from the date the financial statements are issued. Footnote 1 to the notes to our condensed consolidated financial statements as of June 30, 2019 include language referring to our recurring and continuing losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Management’s plans and assessment of the probability that such plans will mitigate and alleviate any substantial doubt about the Company’s ability to continue as a going concern, is dependent upon the ability to obtain additional equity or debt financing, attain further operating efficiency, reduce expenditures, and, ultimately, to generate sufficient levels of revenue, which together represent the principal conditions that raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements as of June 30, 2019 do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources – Payplant

As of June 30, 2019, the principal amount outstanding under the Loan Agreement was $0.

Liquidity and Capital Resources as of June 30, 2019 Compared to June 30, 2018

The Company’s net cash flows used in operating, investing and financing activities for the six months ended June 30, 2019 and 2018 and certain balances as of the end of those periods are as follows (in thousands):

	For the Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(6,568)	$(17,929)
Net cash used in investing activities	(963)	(578)
Net cash provided by financing activities	8,073	26,707
Effect of foreign exchange rate changes on cash	31	(5)
Net increase in cash	$573	$8,195

	As of June 30, 2019	As of December 31, 2018
Cash and cash equivalents	$1,651	$1,008
Working capital (deficit)	$(5,450)	$(3,926)

Operating Activities for the six months ended June 30, 2019

Net cash used in operating activities during the six months ended June 30, 2019 was $6.6 million. Net cash used in operating activities during the six months ended June 30, 2018 was $17.9 million. The cash flows related to the six months ended June 30, 2019 consisted of the following (in thousands):

Net loss	$(10,380)
Non-cash income and expenses	5,194
Net change in operating assets and liabilities	(1,382)
Net cash used in operating activities	$(6,568)

The non-cash income and expense of $5.2 million consisted primarily of the following (in thousands):

$2,160	Depreciation and amortization expenses (including amortization of intangibles) primarily attributable to the Shoom, AirPatrol, LightMiner, and Locality operations, which were acquired effective August 31, 2013, April 16, 2014, November 21, 2016 and May 21, 2019, respectively.
1,748	Stock-based compensation expense attributable to warrants and options issued as part of Company operations
798	Amortization of debt discount
33	Amortization of technology
105	Provision for doubtful accounts
350	Other
$5,194	Total non-cash expenses

The net use of cash in the change in operating assets and liabilities aggregated $1.4 million and consisted primarily of the following (in thousands):

$(1,198)	Increase in accounts receivable and other receivables
(236)	Increase in inventory and other assets
132	Increase in accounts payable
(13)	Decrease in accrued liabilities and other liabilities
(67)	Decrease in deferred revenue
$(1,382)	Net use of cash in the changes in operating assets and liabilities

Operating Activities for the six months ended June 30, 2018

Net cash used in operating activities during the six months ended June 30, 2018 was $17.9 million and consisted of the following (in thousands):

Net loss	$(12,099)
Non-cash income and expenses	3,948
Net change in operating assets and liabilities	(9,778)
Net cash used in operating activities	$(17,929)

The non-cash income and expense of $3.9 million consisted primarily of the following (in thousands):

$3,685	Depreciation and amortization expenses (including amortization of intangibles) primarily attributable to the Lilien, Shoom, AirPatrol, LightMiner and Integrio operations, which were acquired effective March 1, 2013, August 31, 2013, April 16, 2014, April 24, 2015 and November 21, 2016, respectively
(48)	Change in the fair value of derivative liability
857	Stock-based compensation expense attributable to warrants and options issued as part of Company operations
(262)	Gain on settlement of liabilities
417	Amortization of debt discount
33	Amortization of technology
221	Provision for doubtful accounts
(934)	Gain on earnout
(23)	Gain on the sale of Sysorex Arabia
2	Other
$3,948	Total non-cash expenses

The net use of cash in the change in operating assets and liabilities aggregated $9.8 million and consisted primarily of the following (in thousands):

$742	Decrease in accounts receivable and other receivables
(12)	Increase in prepaid licenses and maintenance contracts
(25)	Increase in inventory and other assets
(6,934)	Decrease in accounts payable
(3,601)	Decrease in accrued liabilities and other liabilities
52	Increase in deferred revenue
$(9,778)	Net use of cash in the changes in operating assets and liabilities

Cash Flows from Investing Activities as of June 30, 2019 and 2018

Net cash flows used in investing activities during the six months ended June 30, 2019 was $963,000 compared to net cash flows used in investing activities during the six months ended June 30, 2018 of $578,000. Cash flows related to investing activities during the six months ended June 30, 2019 include $44,000 for the purchase of property and equipment, $465,000 investment in capitalized software, and $454,000 investment in GTX and Locality. Cash flows related to investing activities during the six months ended June 30, 2018 include $39,000 for the purchase of property and equipment, $364,000 investment in capitalized software, and $175,000 investment in Athentek.

Cash Flows from Financing Activities as of June 30, 2019 and 2018

Net cash flows provided by financing activities during the six months ended June 30, 2019 was $8.1 million. Net cash flows provided by financing activities during the six months ended June 30, 2018 was $26.7 million. During the six months ended June 30, 2019, the Company received incoming cash flows of $10.9 million from the issuance of common stock, preferred stock and warrants, $4.5 million proceeds from promissory notes and $1.7 million of repayments from a related party offset by $8.9 million of advances to related party, $23,000 of net repayments to the credit line and $1,000 repayments of notes payable. During the six months ended June 30, 2018, the Company received incoming cash flows of $28.0 million from the issuance of common stock, preferred stock and warrants offset by $1.1 million of repayments to the credit line and $113,000 repayments of notes payable.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We face a number of significant risks and uncertainties in connection with our operations. Our business, results of operations and financial condition could be materially adversely affected by these risks. Except as disclosed below, there have been no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019.

Risks Related to Our Operations

We recently completed our acquisition of Locality and certain assets of GTX, which may make it difficult for potential investors to evaluate our future business. Furthermore, due to the risks and uncertainties related to the acquisition of new businesses, any such acquisition does not guarantee that we will be able to attain profitability.

On May 21, 2019 and June 27, 2019, we acquired Locality and certain assets of GTX, respectively. Our limited operating history after these acquisitions may make it difficult for potential investors to evaluate our business or prospective operations or the merits of an investment in our securities. We are subject to the risks inherent in the financing, expenditures, complications and delays characteristic of a newly combined business. In addition, while GTX and the former affiliates of Locality have indemnified the Company from any undisclosed liabilities, there may not be adequate resources to cover such indemnity. Furthermore, there are risks that the vendors, suppliers and customers of these acquired entities may not renew their relationships for which there is no indemnification. Accordingly, our business and success faces risks from uncertainties inherent to developing companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

We may not be able to successfully integrate the operations of entities or assets that we have acquired or may acquire in the future into our ongoing business operations, which may result in our inability to fully realize the intended benefits of these acquisitions, or may disrupt our current operations, which could have a material adverse effect on our business, financial position and/or results of operations.

We continue to integrate the operations of Locality and the assets acquired from GTX and this process involves complex operational, technological and personnel-related challenges, which are time-consuming and expensive and may disrupt our ongoing business operations. Furthermore, integration involves a number of risks, including, but not limited to:

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

We have a significant amount of debt outstanding. Such indebtedness, along with the other contractual commitments of our company, could adversely affect our business, financial condition and results of operations.

As of August 8, 2019, we have an aggregate outstanding balance of $9,953,395.83 underlying the promissory notes issued to Iliad Research and Trading, L.P. and Chicago Venture Partners, L.P. (“CVP”), which are affiliates of each other. The ability to meet payment and other obligations under these notes depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control as described in this Form 10-Q. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure debt, exchange debt for other securities, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet debt payment and other obligations, which could have a material adverse effect on our financial condition.

In addition, we may incur additional indebtedness in the future. If new debt or other liabilities are added to our current consolidated debt levels, the related risks that we now face could intensify.

Risks Related to the Sysorex Spin-off

The spin-off of Sysorex, Inc. could give rise to disputes or other unfavorable effects, which could have a material adverse effect on our business, financial position and results of operations.

On August 31, 2018, we completed the spin-off (the “Spin-off”) of our value added reseller business from our indoor positioning analytics business by way of a distribution of all the shares of common stock of our wholly owned subsidiary, Sysorex, Inc. (“Sysorex”), to our stockholders of record and certain warrant holders. Disputes with third parties could arise out of the Spin-off, and we could experience unfavorable reactions to the Spin-off from employees, investors, or other interested parties. These disputes and reactions of third parties could have a material adverse effect on our business, financial position, and results of operations. In addition, following the Spin-off, disputes between Sysorex and us could arise in connection with any of the Spin-off related agreements.

We may not achieve some or all of the expected benefits of the Spin-off, and the Spin-off may adversely affect our business.

We may not be able to achieve the full strategic and financial benefits expected to result from the Spin-off, or such benefits may be delayed or not occur at all. The Spin-off is expected to provide the following benefits, among others:

●	allow us to more effectively pursue our own distinct operating priorities and strategies, and enable our management to pursue opportunities for long-term growth and profitability, and to recruit, retain and motivate employees pursuant to compensation policies which are appropriate for our lines of business;

●	permit us to concentrate our financial resources solely on our own operations, providing greater flexibility to invest capital in our business in a time and manner appropriate for our distinct strategy and business needs; and

●	enable investors to evaluate the merits, performance and future prospects of our businesses and to invest in us separately based on these distinct characteristics.

We may not achieve these or other anticipated benefits for a variety of reasons, including, among others: (a) the Spin-off has required significant amounts of management's time and effort, which could otherwise have been spent operating and growing our business; (b) following the Spin-off, our common stock price may be more susceptible to market fluctuations and other events particular to one or more of our products than if Sysorex were still a part of our company; and (c) following the Spin-off, our operational and financial profiles have changed such that our diversification of revenue sources has diminished, and our results of operations, cash flows, working capital, and financing requirements may be subject to increased volatility than prior to the Spin-off. Additionally, we may experience unanticipated competitive developments, including changes in the conditions of our markets that could negate the expected benefits from the Spin-off. In addition, we have incurred one-time costs in connection with the Spin-off that may negate some of the benefits we expect to achieve. If we do not realize some or all of the benefits expected to result from the Spin-off, or if such benefits are delayed, our business, financial condition, and results of operations and cash flows could be adversely affected.

Either we or Sysorex may fail to perform our obligations under the Separation and Distribution Agreement.

In connection with the Spin-off, we entered into a Separation and Distribution Agreement with Sysorex (as amended, the “Separation Agreement”), a transition services agreement, a tax matters agreement, an employee matters agreement and an assignment and assumption agreement. If we or Sysorex fail to comply with these agreements, including our respective indemnification obligations, our financial condition and results of operations could be adversely affected.

Pursuant to the terms of the Separation Agreement, we agreed to indemnify Sysorex for certain liabilities and the cost of such indemnification obligations may have a material and adverse effect on our financial performance.

Pursuant to the terms of the Separation Agreement, Sysorex agreed to indemnify us for certain liabilities. However, there can be no assurance that the indemnity will be sufficient to hold us harmless from such liabilities, or that Sysorex’s ability to satisfy its indemnification obligation will not be impaired in the future.

In addition, third parties could also seek to hold us responsible for liabilities that Sysorex has agreed to assume, and there can be no assurance that the indemnity from Sysorex will be sufficient to protect us against the full amount of such liabilities, or that Sysorex will be able to fully satisfy its indemnification obligations. In addition, insurers may attempt to deny coverage to us for liabilities associated with certain occurrences of indemnified liabilities prior to the Spin-off.

If the Spin-off, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, our company, our stockholders and Sysorex, could be subject to significant tax liabilities, and, in certain circumstances, Sysorex could be required to indemnify us for material taxes and other related amounts pursuant to indemnification obligations under the tax matters agreement.

We believe that the Spin-off qualified as a transaction that is generally tax-free to our stockholders for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. We believe that a corporate level gain is likely to be triggered as a result of both pre and post-spin financings and potentially as a result of certain internal restructurings completed in anticipation of the Spin-off, but this gain should be largely or entirely offset by existing net operating losses. There are no assurances, however, that the IRS will not challenge such conclusion or that a court would sustain such a challenge.

If the Spin-off, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, our company and our stockholders could be subject to significant tax liabilities, and, in certain circumstances, Sysorex could be required to indemnify us for material taxes and other related amounts pursuant to indemnification obligations under the tax matters agreement.

If the Spin-off, together with certain related transactions, fails to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code, in general, we would recognize taxable gain as if we had sold the Sysorex common stock in a taxable sale for its fair market value, and our stockholders who receive Sysorex shares in the Spin-off would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares.

A court could deem the Spin-off to be a fraudulent conveyance and void the transaction or impose substantial liabilities upon us.

If a third party challenged the Spin-off, a court could determine that the Spin-off or certain internal restructuring transactions undertaken in connection with the Spin-off constituted a fraudulent conveyance or transfer. Fraudulent conveyances or transfers are defined to include transfers made or obligations incurred with the actual intent to hinder, delay or defraud current or future creditors or transfers made or obligations incurred for less than reasonably equivalent value when the debtor was insolvent, or that rendered the debtor insolvent, inadequately capitalized or unable to pay its debts as they become due. In such circumstances, a court could void the Spin-off or impose substantial liabilities upon us, which could adversely affect our financial condition and our results of operations. Among other things, the court could also require our stockholders to return to us some or all of the shares of Sysorex common stock issued in the Spin-off or require us to fund liabilities of Sysorex for the benefit of creditors.

We have entered into a loan arrangement with Sysorex and there can be no guarantee Sysorex will be able to repay any amounts borrowed.

We have entered into a Note Purchase Agreement with Sysorex under which Sysorex may borrow from us a principal amount up to $10.0 million (the “Note Purchase Agreement”). There can be no assurance that Sysorex will be able to repay the amounts borrowed or that the collateral Sysorex provided pursuant to the Note Purchase Agreement would be sufficient to cover any borrowed amounts in the event of a default. If Sysorex were to default, it could have an adverse material impact on our financial condition and cash flows.

Borrowings under the Note Purchase Agreement have been the primary source of operating capital for Sysorex since the Spin-off. If Sysorex is unable to fund its working capital requirements from its operations or third party sources, Sysorex may be required to curtail or cease operations and would be unable to repay amounts owed under the Note Purchase Agreement. In the event that Sysorex is unable to continue its operations, we may lose some or all of our investment, which would have a material adverse effect on our financial condition.

Sysorex has not generated sufficient cash flow to fund its working capital requirements and has relied primarily on increased borrowings under the Note Purchase Agreement to fund its operations since the Spin-off. As a result, the amount Sysorex is entitled to borrow under the Note Purchase Agreement has increased from $3.0 million to $10.0 million. If Sysorex is unable to fund its working capital requirements from its operations or third party sources, Sysorex may be required to curtail or cease operations and would be unable to repay amounts owed under the Note Purchase Agreement. In the event that Sysorex is unable to continue its operations, we may lose some or all of our investment, which would have a material adverse effect on our financial condition.

Our Chief Executive Officer and director, Nadir Ali, is also a director and Chairman of the Board of Sysorex. In addition, certain of our directors and executive officers own shares of Sysorex common stock. These interrelationships may create, or appear to create, conflicts of interest.

Mr. Ali, our chief executive officer and director, is also the chairman of the board and a director of Sysorex. Mr. Ali’s dual roles may create conflicts of interest between Mr. Ali’s obligations to our company and its shareholders and his obligations to Sysorex and its shareholders. For example, Mr. Ali may be in a position to influence whether Sysorex complies with its obligations under the Note Purchase Agreement, and whether we lend additional amounts to Sysorex, waive defaults or accelerate such indebtedness or take other steps as a secured creditor in a manner that may be viewed as contrary to the best interests of either our company might or Sysorex and their respective stockholders. In addition, Mr. Ali is required from time to time to spend a portion of his work time attending to the business and affairs of Sysorex. During such periods, he may be unable to devote sufficient time to our business.

Certain of our executive officers and directors own shares of Sysorex common stock. The continued ownership of such common stock creates or may create the appearance of a conflict of interest when these persons are faced with decisions that could have different implications for us and for Sysorex.

Risks Related to Recent Acquisitions

The risks arising with respect to the historic business and operations of GTX and Locality may be different from what we anticipate, which could significantly increase the costs and decrease the benefits of these acquisitions and materially and adversely affect our business, liquidity, capital resources or results of operations.

The risks arising with respect to the historic business and operations of GTX and Locality may be different from what we anticipate, which could significantly increase the costs and materially and adversely affect our business, liquidity, capital resources or results of operations.

 In connection with the acquisition of Locality, we agreed to guaranty the full and punctual payment by our subsidiary, Inpixon Canada, Inc., of any unpaid portion of the aggregate cash consideration for the acquisition and, therefore, we may be contractually obligated to pay substantial amounts to third parties based on the inactions of our subsidiary.

In connection with the acquisition of Locality, we entered into a guaranty agreement, pursuant to which we provided the owners of Locality with a full recourse guaranty for the full and punctual payment of any unpaid portion of the aggregate cash consideration, which is equal to $1.5 million, subject to adjustment. Accordingly, if our subsidiary, Inpixon Canada, Inc., fails to pay any portion of the cash consideration, we will be contractually obligated to pay any unpaid portion to the owners, which would result in a reduction of the amount of our cash available for other purposes, which would adversely affect our business and financial condition.

Risks Relating to the Proposed Jibestream Acquisition and Jibestream’s Business and Industry

We may not close on the proposed acquisition of Jibestream.

As part of the Jibestream acquisition, we will purchase all outstanding securities of Jibestream in exchange for consideration consisting of: (i) CAD $5,000,000 (the “Cash Consideration”) (as adjusted pursuant to the Purchase Agreement)), which is equal to approximately $3,744,500 based on a Canadian dollar to U.S. dollar exchange rate of 0.7489 as of March 31, 2019 (the “Exchange Rate”); plus (ii) a number of shares of our common stock (the “Inpixon Shares”), equal to CAD $3,000,000, which is equal to $2,246,700 based on the Exchange Rate, divided by the price per share at which shares of our common stock are issued in the public offering being made pursuant to the registration statement on Form S-1 (SEC File No. 333-232448) (the “Offering”). A portion of the funds raised in the Offering will be used to pay the Cash Consideration. The closing of the Transaction is conditioned upon the closing of the Offering and certain other customary conditions. We can give no assurance that the terms and conditions will be met and that the Transaction will close. In the event we, for any reason, do not acquire Jibestream, we will use the net proceeds raised in the Offering for working capital and general corporate purposes and/or to make what we believe are synergistic and/or complementary acquisitions.

If we fail to obtain stockholder approval for the issuance of the Inpixon Shares in connection with the Jibestream acquisition, if required by the Nasdaq Listing Rules, we may have to pay the value of the Inpixon Shares in cash.

Nasdaq Listing Rule 5635(a) requires stockholder approval when, in connection with an acquisition of stock or assets of another company, we issue a number of shares of our common stock that equals or exceeds 20% of the total number of shares of our common stock or voting power outstanding before the transaction. We may be required to issue more than 20% of the total number of shares of our common stock outstanding before the acquisition.

If stockholder approval is required and is not obtained prior to December 31, 2019, then we will be required to pay the portion of the purchase price representing the Inpixon Shares in cash unless otherwise agreed to by the parties. We may utilize remaining net proceeds from the Offering to make such payment or, if such funds are not available, we will need to seek alternative sources of financing. We may not be able to obtain alternative sources of financing sufficient to pay for such remaining portion on terms acceptable to us, if at all. If we are required to pay the value of the Inpixon Shares in cash and are unable to obtain financing, then we may be in breach of the Purchase Agreement and can face claims for such breach, which could have a material adverse effect on our business, financial condition and/or results of operations.

Because Jibestream derives substantially all of its revenues and cash flows from sales of a limited range of products, failure of these products to satisfy customer demands or to achieve increased market acceptance would adversely affect our proposed business, results of operations, financial condition and growth prospects.

Jibestream derives and expects to continue to derive a substantial portion of its revenues and cash flows from sales of its products. As such, the market acceptance of its products is critical to our continued success. Demand for Jibestream’s products is affected by a number of factors beyond our control, including continued market acceptance, the timing of development and release of new products by competitors, technological change, and growth or decline in the mobile device management market. We expect the proliferation of mobile devices to lead to an increase in the data security demands of our customers, and Jibestream’s products may not be able to scale and perform to meet those demands. If Jibestream is unable to continue to meet customer demands or to achieve more widespread market acceptance of its products, our business operations, financial results and growth prospects will be materially and adversely affected.

Jibestream financial statements have been prepared assuming that such company will continue as a going concern.

The audited financial statements of Jibestream for the fiscal years ended December 31, 2018 and 2017 have been prepared assuming such company will continue as a going concern. As discussed in Note 3 of those financial statements, the continuation of such company as a going concern is dependent upon management’s plans, which include the ability to successfully renegotiate the terms of its existing debt, obtain sufficient financing going forward and to generate sufficient cash flows from operations and otherwise meet its obligations as they come due. Its independent registered public accounting firm has included an explanatory paragraph indicating the existence of material uncertainty as to its ability to continue as a going concern. The Company believes that following the Offering and the acquisition, the uncertainty surrounding its ability to continue as a going concern will be alleviated based upon the satisfaction of existing liabilities coupled with the existing and projected sales orders and cash flows, resulting in minimal, if any, negative impact on the ongoing business operations of the Company following the acquisition. However, there can be no assurance that Jibestream will be successful in its efforts and it may require additional unanticipated funding from the Company, which may have an adverse effect on the Company and its operations.

If Jibestream is unable to sell additional products and services to its customers and increase its overall customer base, our future revenue and operating results may suffer.

The future success of Jibestream depends, in part, on its ability to expand the deployment of its platform with existing customers and finding new customers to sell its products and services to. This may require increasingly sophisticated and costly sales efforts and may not result in additional sales. In addition, the rate at which Jibestream’s customers purchase additional products and services, and Jibestream’s ability to attract new customers, depends on a number of factors, including the perceived need for indoor mapping products and services, as well as general economic conditions. If Jibestream’s efforts to sell additional products and services are not successful, our business may suffer.

Jibestream also depends on its installed customer base for future licensing and support revenues. If customers choose not to continue renewing their licensing and support or seek to renegotiate the terms of licensing and support agreements prior to renewing such agreements, our revenue may decline.

Jibestream’s current research and development efforts may not produce successful products or features that result in significant revenue, cost savings or other benefits in the near future.

Developing products and related enhancements in our field is expensive. Jibestream’s investments in research and development may not result in significant design improvements, marketable products or features or may result in products that are more expensive than anticipated. Jibestream may not achieve the cost savings or the anticipated performance improvements expected, and Jibestream may take longer to generate revenue from products or feature enhancements in development, or generate less revenue than expected.

Jibestream’s future plans include meaningful investments in research and development and related product opportunities. Jibestream and our management believe that Jibestream must continue to dedicate a meaningful amount of resources to research and development efforts to maintain a competitive position. However, Jibestream may not receive increased revenue from these investments in the near future, or these investments may not yield the expected benefits, either of which could adversely affect our business and operating results.

If Jibestream’s products do not effectively interoperate with its customers’ IT infrastructure, installations could be delayed or cancelled, which would harm the business of Jibestream, and our financial condition, operating results and growth prospects.

Jibestream’s products must effectively interoperate with its customers’ existing or future IT infrastructure and indoor positioning systems, which often have different specifications, utilize multiple protocol standards, deploy products from multiple vendors, and contain multiple generations of products that have been added over time. As a result, when problems occur in a company’s infrastructure, it may be difficult to identify the sources of these problems. If Jibestream finds errors in the existing software or defects in the hardware used in its customers’ infrastructure, Jibestream may have to modify its software so that its products will interoperate with the infrastructure of its customers. In such cases, Jibestream’s products may be unable to provide significant performance improvements for applications deployed in the infrastructure of its customers. These issues could cause longer installation times for Jibestream’s products and could cause order cancellations, either of which would adversely affect our business, results of operations and financial condition. In addition, other customers may require products to comply with certain security or other certifications and standards. If Jibestream’s products are late in achieving or fail to achieve compliance with these certifications and standards, or competitors sooner achieve compliance with these certifications and standards, Jibestream may be unable to sell its products to such customers, or may otherwise be at a competitive disadvantage, either of which would harm our business, results of operations, and financial condition.

Failure to protect Jibestream’s intellectual property rights could adversely affect our financial condition, operating results and growth prospects.

The success of both our company and Jibestream depends, in part, on our ability to protect proprietary methods and technologies that we develop under patent and other intellectual property laws of the United States so that we can prevent others from using our inventions and proprietary information. If we or Jibestream fail to protect intellectual property rights adequately, competitors might gain access to our technology, and our business might be adversely affected. However, defending our intellectual property rights might entail significant expenses. Any patents issued in the future may not provide us with any competitive advantages, and our patent applications may never be granted. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are complex and often uncertain.

We may not be able to integrate Jibestream into our ongoing business operations, which may result in our inability to fully realize the intended benefits of the Jibestream acquisition, or may disrupt our current operations, which could have a material adverse effect on the our business, financial position and/or results of operations.

If we successfully consummate the acquisition of Jibestream, we plan to integrate the operations of Jibestream into our business, and this process involves complex operational, technological and personnel-related challenges, which are time-consuming and expensive and may disrupt our ongoing business operations. Furthermore, integration involves a number of risks, including, but not limited to:

●	difficulties or complications in combining the companies’ operations;

●	differences in controls, procedures and policies, regulatory standards and business cultures among the combined companies;

●	the diversion of management’s attention from our ongoing core business operations;

●	increased exposure to certain governmental regulations and compliance requirements;

●	the potential loss of key personnel who choose not to remain with Jibestream or Inpixon;

●	the potential loss of key customers or suppliers who choose not to do business with the combined business;

●	difficulties or delays in consolidating Jibestream’s information technology platforms, including implementing systems designed to continue to ensure that the Company maintains effective disclosure controls and procedures and internal control over financial reporting for the combined company and enable the Company to continue to comply with U.S. GAAP and applicable U.S. securities laws and regulations;

●	unanticipated costs and other assumed contingent liabilities;

●	difficulty comparing financial reports due to differing financial and/or internal reporting systems;

●	making any necessary modifications to internal financial control standards to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder; and/or

●	possible tax costs or inefficiencies associated with integrating the operations of the combined company.

These factors could cause us to not fully realize the anticipated financial and/or strategic benefits of the Jibestream acquisition, which could have a material adverse effect on our business, financial condition and/or results of operations.

Even if we are able to successfully integrate Jibestream into our business operations, we may not be able to realize the revenue and other synergies and growth that we anticipate from the acquisition as expected.

Even if we are able to successfully integrate Jibestream into Inpixon, we may not be able to realize the revenue and other synergies and growth that we anticipate from the acquisition in the time frame that we currently expect, and the costs of achieving these benefits may be higher than what we currently expect, because of a number of risks, including, but not limited to:

●	the possibility that the acquisition may not further our business strategy as we expected;

●	the possibility that we may not be able to expand the reach and customer base for Jibestream’s current and future products as expected;

●	the possibility that we may not be able to expand the reach and customer base for our products as expected;

●	the possibility that the carrying amounts of goodwill and other purchased intangible assets may not be recoverable; and

●	the fact that the acquisition will substantially expand our indoor mapping business, and we may not experience anticipated growth in that market.

As a result of these risks, the Jibestream acquisition and integration may not contribute to our earnings as expected, we may not achieve expected revenue synergies or our return on invested capital targets when expected, or at all, and we may not achieve the other anticipated strategic and financial benefits of the acquisition.

A significant portion of the purchase price for our acquisition of Jibestream is expected to be allocated to goodwill and intangible assets that are subject to periodic impairment evaluations. An impairment loss could have a material adverse impact on our financial condition and results of operations.

On a pro forma basis, we anticipate acquiring approximately $8.3 million of goodwill and intangible assets relating to our acquisition of Jibestream if this acquisition is consummated. As required by current accounting standards, we review intangible assets for impairment either annually or whenever changes in circumstances indicate that the carrying value may not be recoverable. The risk of impairment to goodwill is higher during the early years following an acquisition. This is because the fair values of these assets align very closely with what we paid to acquire the reporting units to which these assets are assigned. As a result, the difference between the carrying value of the reporting unit and its fair value (typically referred to as “headroom”) is smaller at the time of acquisition. Until this headroom grows over time, due to business growth or lower carrying value of the reporting unit, a relatively small decrease in reporting unit fair value can trigger impairment charges. When impairment charges are triggered, they tend to be material due to the size of the assets involved. Our business would be adversely affected, and impairment of goodwill could be triggered, if any of the following were to occur: higher attrition rates than planned as a result of the competitive environment or our inability to provide products and services that are competitive in the marketplace, lower-than-planned adoption rates by Jibestream customers, higher-than-expected expense levels to provide services to clients, and changes in our business model that may impact one or more of these variables.

We will incur substantial costs in connection with the Jibestream acquisition.

We and Jibestream expect to incur a number of non-recurring transaction fees and other costs associated with completing the Jibestream acquisition and combining the operations of the two companies, including legal and accounting fees and potential liabilities. These fees and costs will be substantial and many of them will be incurred regardless of whether the acquisition is consummated. Additional unanticipated costs may also be incurred in the integration of the businesses of Inpixon and Jibestream. If the total costs and indebtedness incurred in completing the Jibestream acquisition exceed estimates, the financial results of the combined company may be materially adversely affected, which may adversely affect the value of our common stock.

Consummation of the Jibestream acquisition may expose us to additional liabilities, and insurance and indemnification coverage may not fully protect us from these liabilities.

If the Jibestream acquisition is consummated, we may be exposed to unknown or contingent liabilities associated with Jibestream, and if these liabilities exceed our estimates, our results of operations and financial condition may be materially and negatively affected. As a part of the Jibestream acquisition, the Jibestream parties have agreed to indemnify us for any breaches of representations, warranties or covenants in the related Purchase Agreement, within the eighteen-month period following the closing of the acquisition. Indemnification of Inpixon is generally limited to shares of common stock of Inpixon representing 15% of the Purchase Price. Inpixon, through Inpixon Canada, Inc., will retain such shares to secure the indemnification and other obligations of the Jibestream parties and to secure the obligation of the Jibestream parties to pay any adjustment to the Purchase Price. Notwithstanding the foregoing, if indemnification claims exceed the value of such retained shares, indemnification of Inpixon by the Jibestream parties is subject to certain caps and floors, and Inpixon may be required to absorb losses relating to the Jibestream acquisition. While we reserve amounts to pay for any losses in connection with acquisitions in accordance with GAAP, those reserves may not be adequate over time to cover actual losses, and if any such losses exceed the reserved amount, we would recognize losses to the extent of such excess, which would adversely affect our net income and stockholders’ equity and, depending on the extent of such excess losses, could adversely affect our business.

The risks arising with respect to the historic business and operations of Jibestream may be different than we anticipate, which could significantly increase the costs and decrease the benefits of the acquisition and materially and adversely affect our operations going forward.

Although we performed significant financial, legal, technological and business due diligence with respect to Jibestream, we may not have appreciated, understood or fully anticipated the extent of the risks associated with the acquisition. As mentioned above, we have secured indemnification for certain matters from the former equity holders of Jibestream in order to mitigate the consequences of breaches of representations, warranties and covenants under the Purchase Agreement and the risks associated with historic operations, including those with respect to compliance with laws, accuracy of financial statements, financial reporting controls and procedures, tax matters and undisclosed liabilities, and certain matters known to us. We believe that the indemnification provisions of the Purchase Agreement, together with the Holdback Amount and insurance policies that Jibestream and we have in place will limit the economic consequences of the issues we have identified in our due diligence to acceptable levels. Notwithstanding our exercise of due diligence and risk mitigation strategies, the risks of the acquisition and the costs associated with these risks may be greater than we anticipate. We may not be able to contain or control the costs associated with unanticipated risks or liabilities, which could materially and adversely affect our business, liquidity, capital resources or results of operations.

Risks Related to Privacy and Cybersecurity Matters

New and amended laws and regulations regarding data privacy, cybersecurity and related regulatory activity may adversely affect our business.

New and amended laws and regulations regarding data privacy, cybersecurity and related regulatory activity may:

●	adversely impact the ability of customers to use our products and services in a legally compliant manner in their respective jurisdictions;

●	substantially narrow the permissible uses of our products and/or services, and thereby impair our ability to expand our business in the United States and multiple other jurisdictions;

●	prevent us from acquiring necessary rights in data collected by us and/or our customers using our API and related technology for the purpose of developing data-driven products and/or services in our current roadmap, and/or otherwise monetizing such data;

Regulatory investigations, enforcement actions and/or private party claims threatened, or commenced, against us or our customers may materially and adversely affect our business.

If we become subject to any regulatory investigations or private party claims, we may incur significant expenses in connection therewith, our defense to such investigations and actions may not be successful and may materially affect our business. Such matters may also affect users of our products and services which could expose us to liability or make customers and potential customers less likely to use our products and services.

Evolving US and global regulation and changes in applicable laws relating to data privacy and cybersecurity may increase our expenditures related to compliance efforts or otherwise limit the solutions we can offer, which may harm our business and adversely affect our financial condition.

As the digital economy continues to evolve, there are new and amended laws and increased regulation regarding data privacy by federal, state and foreign jurisdictions. We are particularly sensitive to these risks because data is a critical component of our roadmap for offering “software as a service”, or SaaS applications, expanding our market to the commercial sector, and developing data-driven products. Any law or regulation restricting the collection or processing of data could result in a decline in the use of our products and/or services, and harm our business.

The U.S. and numerous state governments (including California, with the California Consumer Privacy Act of 2018, or “CCPA”) have adopted or proposed limitations on the collection, distribution and use of personal information. Several foreign jurisdictions, including the European Union and the United Kingdom, have adopted legislation (including directives or regulations) that increase or change the requirements governing data collection and storage in these jurisdictions. Proposed or new legislation and regulations could also significantly affect our business. There currently are a number of proposals pending before federal, state, and foreign legislative and regulatory bodies. The European Union General Data Protection Regulation (“GDPR”), which became effective in May 2018, imposes substantial obligations on entities that receive or process personal data of individuals located in the European Economic Area (“EEA”). We strive not to collect personal data from EEA individuals, but we may not always be successful at avoiding such collection and/or at anonymizing such data if and when it’s collected. Our future products and/or services may collect personal data as defined under GDPR, the CCPA or other applicable data protection laws, and we will be required to expend time, effort and money to ensure that our products and/or services comply with such laws, and our efforts may not be successful. For example, we may be required to obtain consent and/or offer new controls to existing and new users in the EEA or California before processing data. The GDPR includes significant penalties for non-compliance, as does the CCPA which also permits private causes of actions by California consumers. We also operate in several other jurisdictions including Canada and India, with stringent and evolving data protection laws.

Violations of these laws, or allegations of such violations, could subject us to litigation, regulatory investigations, cash and non-cash penalties for noncompliance, disrupt our operations, involve significant management distraction and result in a material adverse effect on our business, financial condition and results of operations. Moreover, if future laws and regulations limit our customers’ ability to use our products and/or services, use and share the data they collect, or our ability to continue providing all or part of our products and/or services, or store, process and share data with our customers, demand for our solutions could decrease, our costs could increase, and our results of operations and financial condition could be harmed.

The provision of SaaS business services may expose us to enhanced risks from breaches of our cloud environment or information technology systems, which could damage our reputation, vendor, and customer relationships, and our customers’ access to our services.

The provision of SaaS business services may expose us to enhanced risk of cyber-attacks and their associated costs, expenses and reputational harm. Our SaaS service will include storage of customer collected data in a cloud environment that we select. We face a number of threats to our cloud environment and our own networks in the form of unauthorized access, security breaches and other system disruptions. It is critical to our business strategy that our cloud environment and internal infrastructure remains secure and is perceived by customers and partners to be secure. We have implemented reasonable security measures in compliance with applicable laws, regulatory requirements and industry best practices. Despite our security measures, our cloud environment or information technology systems may be vulnerable to attacks by hackers, internal employee error, or other disruptive problems. Any such security breach may compromise information used or stored on our cloud or our networks and may result in significant data losses or theft of our, our customers’, or our business partners’ valuable data including personal data. A cybersecurity breach could negatively affect our reputation by adversely affecting the market’s perception of the security or reliability of our products or services. In addition, a cyber-attack could result in other negative consequences, including remediation costs, disruption of internal operations, increased cybersecurity protection costs, lost revenues or litigation, which could have a material adverse effect on our business, results of operations and financial condition.

We intend to rely on third party cloud service providers to operate certain aspects of our SaaS service offerings and any disruption of or interference with our use of these services could negatively impact our operations and materially and adversely affect our business.

We rely on third party cloud service providers to operate certain aspects of our SaaS service offerings. Any disruption of or interference with our use of these services could negatively impact our operations and materially and adversely affect our business.

Risks Related to Our Securities

Future sales of our common stock or other securities, or the perception that future sales may occur, may cause the market price of our common stock to decline, even if our business is doing well.

Sales of substantial amounts of our common stock or other securities, or the perception that these sales may occur, could materially and adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. For example, in June 2018, the SEC declared effective a shelf registration statement filed by us. This shelf registration statement allows us to issue any combination of our common stock, preferred stock, warrants, units, debt securities and subscription rights from time to time until expiry in June 2021 for an aggregate initial offering price of up to $300 million, subject to certain limitations for so long as our public float is less than $75 million. The specific terms of future offerings, if any, under this shelf registration statement would be established at the time of such offering. Depending on a variety of factors, including market liquidity of our common stock, the sale of shares under this shelf registration statement may cause the trading price of our common stock to decline. The sale of a substantial number of shares of our common stock under this shelf registration statement, or anticipation of such sales, could cause the trading price of our common stock to decline or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire.

In addition, in connection with the acquisition of certain assets of GTX and the proposed acquisition of Jibestream, we agreed to file a registration statement with the SEC registering the resale of shares of our common stock issued to GTX and issuable to stockholders of Jibestream. Pursuant to the terms of the underwriting agreement to be entered into in connection with the Offering, we agreed to delay such filing until after the end of the thirty-day period commencing upon execution of such underwriting agreement and to not have such filings declared effective by the SEC until after the end of the 60-day period commencing upon execution of such underwriting agreement. However, the eventual filing of such registration statement and the existence of these registration rights may result in the perception of or actual sales of substantial amounts of shares of our common stock in the public market, which could cause the trading price of our common stock to decline or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire.

We had outstanding 14,195,201 shares of common stock as of July 16, 2019, of which 1,850,793 shares of common stock are restricted securities that may be sold only in accordance with the resale restrictions under Rule 144 of the Securities Act. In addition, as of July 16, 2019, there were 202 shares issuable upon conversion of 1 share of Series 4 Convertible Preferred Stock, 37,838 shares of common stock issuable upon conversion of 126 shares of Series 5 Convertible Preferred Stock, 3,978,539 shares subject to outstanding warrants, 4,912,623 shares subject to outstanding options under the Company’s equity incentive plans, 39 shares subject to options not under such plans, 1,100 shares of common stock reserved for issuance to investor relations firms, an additional 158,224 shares reserved for future issuance under the Company’s Amended and Restated 2011 Employee Stock Incentive Plan and up to an additional 2,403,953 shares of common stock which may be issued under the Company’s 2018 Employee Stock Incentive Plan that will become, or have already become, eligible for sale in the public market to the extent permitted by any applicable vesting requirements, lock-up agreements, if any, Rule 144 under the Securities Act or in connection with their registration under the Securities Act. The issuance or sale of such shares could depress the market price of our common stock.

In the future, we also may issue our securities if we need to raise additional capital. The number of new shares of our common stock issued in connection with raising additional capital could constitute a material portion of the then-outstanding shares of our common stock.

Our stockholders may experience substantial dilution in the value of their investment if we issue additional shares of our capital stock.

Our articles of incorporation allows us to issue up to 250,000,000 shares of our common stock, par value $0.001 per share, and to issue and designate the rights of, without stockholder approval, up to 5,000,000 shares of preferred stock, par value $0.001 per share. To raise additional capital, we may in the future sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock at prices that are lower than the prices paid by existing stockholders, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders, which could result in substantial dilution to the interests of existing stockholders.

In addition, to the extent that outstanding stock options or warrants have been or may be exercised or other shares issued, you may experience further dilution.

Nasdaq has advised us that our common stock may be delisted from The Nasdaq Capital Market due to public policy concerns even if we are technically able to meet Nasdaq’s continued listing requirements.

Between November 2015 and May 2018, we received four deficiency letters from Nasdaq indicating that we did not comply with certain Nasdaq continued listing requirements. Such deficiencies were later cured. However, on May 30, 2019, we received another deficiency letter from Nasdaq indicating that, based on our closing bid price for the last 30 consecutive business days, we do not comply with the minimum bid price requirement of $1.00 per share, as set forth in Nasdaq Listing Rule 5550(a)(2). In order to regain compliance with the minimum bid price requirement, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days without effecting a reverse split. No assurance can be given that we will be able to satisfy this requirement.

In addition to the failure to comply with Nasdaq Listing Rule 5550(a)(2), the Nasdaq Staff has advised us that our history of non-compliance with Nasdaq’s minimum bid price requirement, the corresponding history of reverse stock splits, the dilutive effect of the Offering and an inability to cure the bid price deficiency organically without effecting a reverse stock split prior to November 26, 2019 would raise public interest concerns under Nasdaq Listing Rule 5101 and could result in the Nasdaq Staff issuing a delisting determination with respect to our common stock (subject to any appeal we might file). Nasdaq rules provide that Nasdaq may suspend or delist particular securities based on any event, condition or circumstance that exists or occurs that makes continued listing of the securities on Nasdaq inadvisable or unwarranted in the opinion of the Nasdaq Staff, even though the securities meet all enumerated criteria for continued listing on Nasdaq. In that regard, the Nasdaq Staff has discretion to determine that our failure to comply with the minimum bid price rule or any subsequent price-based market value requirement or the dilutive effect of the Offering, constitutes a public interest concern and while we will have an opportunity to appeal, we cannot assure you that Nasdaq will not exercise such discretionary authority or that we will be successful if such discretion is exercised and we appeal.

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

If our common stock is delisted from The Nasdaq Capital Market, U.S. holders of our outstanding warrants may not be able to exercise their warrants without compliance with applicable state securities laws and the value of your warrants may be significantly reduced.

If our common stock is delisted from The Nasdaq Capital Market, the exercise of our outstanding warrants by U.S. holders may not be exempt from state securities laws. As a result, depending on the state of residence of a holder of our warrants, a U.S. holder may not be able to exercise its warrants unless we comply with any state securities law requirements necessary to permit such exercise or an exemption applies. Although we plan to use our reasonable efforts to assure that U.S. holders will be able to exercise their warrants under applicable state securities laws if no exemption exists, there is no assurance that we will be able to do so. As a result, your ability to exercise your warrants may be limited. The value of the warrants may be significantly reduced if U.S. holders are not able to exercise their warrants under applicable state securities laws.

If our common stock becomes subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain a listing on The Nasdaq Capital Market, and if the price of our common stock is less than $5.00, our common stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

We are the subject of an investigation by the SEC Division of Enforcement, which has required us to expend significant financial and managerial resources. The resolution of that investigation may have a material adverse effect on our business, financial condition, results of operations and cash flows.

In February 2019, we received a subpoena from the SEC’s Division of Enforcement pursuant to a formal SEC order of investigation requiring us to produce documents and other information relating to our public announcement on January 9, 2018 that we intended to incorporate blockchain technology into our future product offerings and a public financing transaction undertaken by us in proximity to that announcement. We have cooperated with the SEC’s investigation and have provided documents and information requested in the subpoena, as modified by agreement with the SEC. Although we believe that we have fully complied with all relevant laws and regulations, there can be no assurance that the SEC will not commence an enforcement action against us or members of our management, or as to the ultimate resolution of any enforcement action that the SEC may decide to bring. Under applicable law, the SEC has the ability to impose significant sanctions on companies and individuals who are found to have violated the provisions of applicable federal securities laws, including cease and desist orders, civil money penalties, and barring individuals from serving as directors or officers of public companies. We have expended significant financial and managerial resources responding to the SEC subpoena. Defending any enforcement action brought by the SEC against us or members of our management would involve further significant expenditures and the resolution of any such enforcement action could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may be or may become the target of securities litigation, which is costly and time-consuming to defend.

In the past, following periods of market volatility in the price of a company’s securities or the reporting of unfavorable news, security holders have often instituted class action litigation. If the market value of our securities experience adverse fluctuations and we become involved in this type of litigation, regardless of the outcome, we could incur substantial legal costs and our management’s attention could be diverted from the operation of our business, causing our business to suffer.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a) Sales of Unregistered Securities

None.

c) Issuer Purchases of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

The information set forth below is included herein for the purpose of providing the disclosure required under “Item 1.01 – Entry into a Material Definitive Agreement.” and “Item 2.03 – Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.” of Form 8-K.

Effective as of August 12, 2019, the Company and CVP, the holder of the outstanding promissory note issued by the Company on June 27, 2019 (the “June 2019 Note”), entered into an amendment agreement, dated as of August 14, 2019 (the “Amendment”), to provide that the Company’s obligation to repay all or a portion of the outstanding balance of the June 2019 Note upon the completion of any offering of equity securities of Company, including the Offering, would not apply or be effective until December 27, 2019. As consideration for the amendment, a fee of $191,883 was added to the outstanding balance of the June 2019 Note. Following application of the fee, the outstanding balance of the June 2019 Note, as of August 12, 2019, was $2,111,249.

The description of the Amendment is a summary only, is not intended to be complete, and is qualified in its entirety by reference to the full text of the Amendment, a copy of which is filed herewith as Exhibit 10.27, and which is incorporated herein by reference.

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

Date: August 14, 2019	INPIXON

	By:	/s/ Nadir Ali
Nadir Ali Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Wendy Loundermon
Wendy Loundermon
VP of Finance (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of July 25, 2018, by and between Inpixon USA and Sysorex, Inc.	8-K	001-36404	2.1	July 1, 2018

2.2	Separation and Distribution Agreement, dated August 7, 2018 between Inpixon and Sysorex, Inc.	10-Q	001-36404	2.1	August 13, 2018

2.3	Amendment No. 1 to Separation and Distribution Agreement dated August 31, 2018 between Inpixon and Sysorex, Inc.	8-K	000-55924	10.5	September 4, 2018

2.4*	Share Purchase Agreement, dated May 21, 2019, by and among Inpixon, Inpixon Canada, Inc., Locality Systems Inc., Kirk Moir, in his capacity as the Sellers’ Representative, the Sellers and Garibaldi Capital Advisors Ltd.	8-K	001-36404	2.1	May 22, 2019

2.5*#	Asset Purchase Agreement, dated June 27, 2019, by and between Inpixon and GTX Corp.	8-K	001-36404	2.1	July 1, 2019

2.6*	Share Purchase Agreement, dated July 9, 2019, by and among Inpixon, Inpixon Canada, Inc., Jibestream Inc., the Vendors, and Chris Wiegand, in his capacity as the Vendors’ Representative.	8-K	001-36404	2.1	July 11, 2019

2.7*	Amendment to Share Purchase Agreement, dated as of August 8, 2019, by and among Inpixon, Inpixon Canada, Inc., Chris Wiegand, in his capacity as the Vendors’ Representative, any other shareholder who subsequently signs an adoption agreement, and Jibestream Inc.	8-K	001-36404	2.1	August 9, 2019

3.1	Restated Articles of Incorporation.	S-1	333-190574	3.1	August 12, 2013

3.2	Certificate of Amendment to Articles of Incorporation (Increase Authorized Shares).	S-1	333-218173	3.2	May 22, 2017

3.3	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	April 10, 2014

3.4	Articles of Merger (renamed Sysorex Global).	8-K	001-36404	3.1	December 18, 2015

3.5	Articles of Merger (renamed Inpixon).	8-K	001-36404	3.1	March 1, 2017

3.6	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.2	March 1, 2017

3.7	Certificate of Amendment to Articles of Incorporation (Authorized Share Increase).	8-K	001-36404	3.1	February 5, 2018

3.8	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	February 6, 2018

3.9	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	November 1, 2018

3.10	Bylaws, as amended.	S-1	333-190574	3.2	August 12, 2013

4.1	Specimen Stock Certificate of the Company.	S-1	333-190574	4.1	August 12, 2013

4.2	Form of Certificate of Designation of Preferences, Rights and Limitations of Series 4 Convertible Preferred Stock.	8-K	001-190574	3.1	April 24, 2018

4.3	Certificate of Designation of Series 5 Convertible Preferred Stock, dated as of January 14, 2019.	8-K	001-36404	3.1	January 15, 2019

4.4	Promissory Note, dated as of October 12, 2018.	8-K	001-36404	4.1	October 18, 2018

4.5	Promissory Note, dated as of December 21, 2018.	8-K	001-36404	4.1	December 31, 2018

4.6	Warrant to purchase common stock dated March 20, 2013 held by Bridge Bank N.A.	S-1	333-190574	4.3	August 12, 2013

4.7	Warrant to purchase common stock dated August 29, 2013 held by Bridge Bank N.A.	S-1	333-191648	4.5	October 9, 2013

4.8	Form of Warrant Agency Agreement.	S-1/A	333-218173	4.7	June 23, 2017

4.9	Form of Additional Warrant.	8-K	001-36404	4.1	August 9, 2017

4.10	Form of Warrant.	8-K	001-36404	4.1	January 9, 2018

4.11	Form of Warrant.	8-K	001-36404	4.1	February 16, 2018

4.12	Form of Warrant.	8-K	001-36404	4.1	April 24, 2018

4.13	Form of Warrant.	8-K	001-36404	4.1	January 15, 2019

4.14	Promissory Note, dated as of May 3, 2019.	8-K	001-36404	4.1	May 3, 2019

4.15	Promissory Note, dated as of June 27, 2019.	8-K	001-36404	4.1	June 27, 2019

4.16	Promissory Note, dated as of August 8, 2019.	8-K	001-36404	4.1	August 9, 2019

4.17	Series 6 Preferred Certificate of Designation, effective as of August 13, 2019.	8-K	001-36404	4.1	August 14, 2019

4.18	Form of Series A warrants.	8-K	001-36404	4.2	August 14, 2019

10.1	Second Amendment Agreement, dated as of April 2, 2019, between Inpixon and Sysorex, Inc.	8-K	001-36404	10.1	April 5, 2019

10.2	Exchange Agreement, dated as of April 10, 2019, by and between Inpixon and Iliad Research and Trading, L.P.	8-K	001-36404	10.1	April 12, 2019

10.3	Exchange Agreement, dated as of April 24, 2019, by and between Inpixon and Iliad Research and Trading, L.P.	8-K	001-36404	10.1	April 25, 2019

10.4*	Note Purchase Agreement, dated as of May 3, 2019.	8-K	001-36404	10.1	May 3, 2019

10.5+	Das Commission Plan.	10-Q	001-36404	10.11	May 14, 2019

10.6	General Security Agreement, dated May 21, 2019, executed by Locality Systems Inc. in favor of the Sellers.	8-K	001-36404	10.1	May 22, 2019

10.7	Guaranty Agreement, dated May 21, 2019, executed by Inpixon in favor of the Sellers.	8-K	001-36404	10.2	May 22, 2019

10.8	Third Amendment Agreement, dated as of May 22, 2019, between Inpixon and Sysorex, Inc.	8-K	001-36404	10.3	May 22, 2019

10.9	Exchange Agreement, dated as of May 28, 2019, by and between Inpixon and Iliad Research and Trading, L.P.	8-K	001-36404	10.1	May 30, 2019

10.10	Exchange Agreement, dated as of June 13, 2019, by and between Inpixon and Iliad Research and Trading, L.P.	8-K	001-36404	10.1	June 13, 2019

10.11	Exchange Agreement, dated as of June 20, 2019, by and between Inpixon and Iliad Research and Trading, L.P.	8-K	001-36404	10.1	June 20, 2019

10.12	Exchange Agreement, dated as of June 25, 2019, by and between Inpixon and Iliad Research and Trading, L.P.	8-K	001-36404	10.1	June 25, 2019

10.13	Form of exchange agreement, by and between Inpixon and Iliad Research and Trading, L.P.	8-K	001-36404	10.1	June 27, 2019

10.14*	Note Purchase Agreement, dated as of June 27, 2019.	8-K	001-36404	10.2	June 27, 2019

10.15*	Patent Assignment and License-Back Agreement, dated June 27, 2019, by and between Inpixon and GTX Corp.	8-K	001-36404	10.1	July 1, 2019

10.16*	Patent License Agreement, dated June 27, 2019, by and between Inpixon and GTX Corp.	8-K	001-36404	10.2	July 1, 2019

10.17	General Conveyance, Bill of Sale and Assignment, dated June 27, 2019, by and between Inpixon and GTX Corp.	8-K	001-36404	10.3	July 1, 2019

10.18*	Patent License Agreement, dated June 27, 2019, by and between Inpixon and Inventergy.	8-K	001-36404	10.4	July 1, 2019

10.19*#	Consulting Agreement, dated June 27, 2019, by and between Inpixon and GTX Corp.	8-K	001-36404	10.5	July 1, 2019

10.20	Form of Promissory Note.	8-K	001-36404	10.6	July 1, 2019

10.21	Exchange Agreement, dated as of July 5, 2019, by and between Inpixon and Iliad Research and Trading, L.P.	8-K	001-36404	10.1	July 5, 2019

10.22	Exchange Agreement, dated as of July 11, 2019, by and between Inpixon and Iliad Research and Trading, L.P.	8-K	001-36404	10.1	July 11, 2019

10.23*	Note Purchase Agreement, dated as of August 8, 2019.	8-K	001-36404	10.1	August 9, 2019

10.24	Standstill Agreement, dated as of August 8, 2019.	8-K	001-36404	10.2	August 9, 2019

10.25	Form of Jibestream Note.	8-K	001-36404	10.3	August 9, 2019

10.26	Form of Leak-Out Agreement.	8-K	001-36404	10.1	August 14, 2019

10.27	Amendment to Note Purchase Agreement.	8-K				X

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.	X

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.	X

32.1##	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instant Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

* Certain schedules, exhibits and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Inpixon hereby undertakes to furnish copies of such omitted materials supplementally upon request by the SEC.

# Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[****]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

+ Indicates a management contract or compensatory plan.

## This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.