Form 10-Q
period 2019-09-30
INPIXON
filed 2019-11-05
CIK 1529113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	INPX	The Nasdaq Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.001	66,314,768
(Class)	Outstanding at October 31, 2019

INPIXON

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

AND OTHER INFORMATION CONTAINED IN THIS REPORT

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this Form 10-Q. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of anticipated products; anticipated expenses; and projected financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	our limited cash and our history of losses;

●	our ability to achieve profitability;

●	our limited operating history with recent acquisitions;

●	risks related to our acquisition of Jibestream Inc.;

●	our ability to successfully integrate companies we acquire;

●	emerging competition and rapidly advancing technology in our industry that may outpace our technology;

●	customer demand for the products and services we develop;

●	the impact of competitive or alternative products, technologies and pricing;

●	our ability to manufacture any products we develop;

●	general economic conditions and events and the impact they may have on us and our potential customers;

●	our ability to obtain adequate financing in the future;

●	our ability to continue as a going concern;

●	our ability to consummate strategic transactions, which may include acquisitions, mergers, dispositions or investments;

●	lawsuits and other claims by third parties or investigations by various regulatory agencies that we are required to report to including the uncertainty relating to the ongoing U.S. Securities and Exchange Commission investigation;

●	the impact of a delisting from the Nasdaq Stock Market if we are not able to organically cure the existing bid price deficiency prior to November 26, 2019 and our ability to maintain compliance with other continued listing requirements;

●	our success at managing the risks involved in the foregoing items; and

●	other factors discussed in this Form 10-Q.

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

Unless otherwise stated or the context otherwise requires, the terms “Inpixon,” “we,” “us,” “our” and the “Company” refer collectively to Inpixon and its subsidiaries.

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

The results for the period ended September 30, 2019 are not necessarily indicative of the results of operations for the full year. These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our audited consolidated financial statements for the fiscal years ended December 31, 2018 and 2017 included in the annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 28, 2019.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value data)

	As of	As of
	September 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
Assets

Current Assets
Cash and cash equivalents	$494	$1,008
Accounts receivable, net	2,451	1,280
Notes and other receivables	219	4
Inventory	764	568
Prepaid assets and other current assets	607	496

Total Current Assets	4,535	3,356

Property and equipment, net	138	202
Operating lease right-of-use asset, net	736	--
Software development costs, net	1,566	1,690
Intangible assets, net	9,338	4,509
Goodwill	3,097	--
Loan to related party	10,366	2,204
Receivable from related party	601	--
Other assets	114	217

Total Assets	$30,491	$12,178

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except number of shares and par value data)

	As of	As of
	September 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$2,333	$1,129
Accrued liabilities	1,401	1,792
Operating lease obligation	440	--
Deferred revenue	1,051	234
Short-term debt	10,059	4,127
Acquisition liability	952	--

Total Current Liabilities	16,236	7,282

Long Term Liabilities
Long-term debt	--	74
Operating lease obligation, noncurrent	317	--
Other liabilities	7	19
Deferred tax liability, noncurrent	1,696	--
Acquisition liability, noncurrent	750	--

Total Liabilities	19,006	7,375

Commitments and Contingencies

Stockholders’ Equity

Preferred Stock - $0.001 par value; 5 mill shares authorized, consisting of Series 4 Convertible Pref Stock - 10,415 shares authorized; 1 and 1 issued, and 1 and 1 outstanding as of Sept 30, 2019 and Dec 31, 2018, respectively, and Series 5 Convertible Pref Stock - 12,000 shares authorized; 126 and 0 issued, and 126 and 0 outstanding as of Sept 30, 2019 and Dec 31, 2018, respectively.	--	--
Common Stock - $0.001 par value; 250,000,000 shares authorized; 50,518,513 and 1,581,893 issued and 50,518,500 and 1,581,880 outstanding as of September 30, 2019 and December 31, 2018, respectively.	51	2
Additional paid-in capital	146,854	123,224
Treasury stock, at cost, 13 shares	(695)	(695)
Accumulated other comprehensive income	(10)	26
Accumulated deficit (excluding $2,442 reclassified to additional paid in capital in quasi-reorganization)	(134,741)	(117,772)

Stockholders’ Equity Attributable to Inpixon	11,459	4,785

Non-controlling Interest	26	18

Total Stockholders’ Equity	11,485	4,803

Total Liabilities and Stockholders’ Equity	$30,491	$12,178

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Revenues	$1,534	$940	$4,387	$2,627

Cost of Revenues	382	298	1,109	818

Gross Profit	1,152	642	3,278	1,809

Operating Expenses
Research and development	926	296	2,677	820
Sales and marketing	847	447	2,161	1,259
General and administrative	3,521	2,326	9,890	8,796
Acquisition related costs	573	78	1,220	94
Amortization of intangibles	969	812	2,602	2,419

Total Operating Expenses	6,836	3,959	18,550	13,388

Loss from Operations	(5,684)	(3,317)	(15,272)	(11,579)

Other Income (Expense)
Interest expense	(1,190)	(78)	(2,053)	(981)
Loss on exchange of debt for equity	(27)	--	(188)	--
Change in fair value of derivative liability	--	--	--	48
Gain on the sale of Sysorex Arabia	--	--	--	23
Other income/(expense)	289	--	518	(11)

Total Other Income (Expense)	(928)	(78)	(1,723)	(921)

Net Loss from Continuing Operations, before tax	(6,612)	(3,395)	(16,995)	(12,500)
Income tax benefit	33	--	35	--
Net Loss from Continuing Operations	(6,579)	(3,395)	(16,960)	(12,500)

Loss from Discontinued Operations, Net of Tax	--	(1,785)	--	(4,778)

Net Loss	(6,579)	(5,180)	(16,960)	(17,278)

Net Income/(Loss) Attributable to Non-controlling Interest	5	4	9	6

Net Loss Attributable to Stockholders of Inpixon	$(6,584)	$(5,184)	$(16,969)	$(17,284)

Deemed dividend to preferred stockholders	--	--	--	(11,235)
Deemed dividend for triggering of warrant down round feature	--	--	(1,250)	--
Net Loss Attributable to Common Stockholders	(6,584)	(5,184)	(18,219)	(28,519)

Net Loss Per Basic and Diluted Common Share
Loss from continuing operations	$(0.28)	$(3.17)	$(1.46)	$(45.97)
Loss from discontinued operations	$--	$(1.67)	$--	$(9.25)
Net Loss Per Share - Basic and Diluted	$(0.28)	$(4.84)	$(1.46)	$(55.24)

Weighted Average Shares Outstanding
Basic and Diluted	23,366,543	1,071,310	12,442,450	516,302

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)

Net Loss	$(6,579)	$(5,180)	$(16,960)	$(17,278)

Unrealized foreign exchange gain/(loss) from cumulative translation adjustments	(67)	(10)	(36)	(15)

Comprehensive Loss	$(6,646)	$(5,190)	$(16,996)	$(17,293)

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2019

(Unaudited)

(In thousands, except per share data)

	Series 3 Convertible		Series 4 Convertible		Series 5 Convertible		Series 6 Convertible				Additional			Accumulated Other Comprehensive		Non-	Total Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Treasury Stock		Income	Accumulated	Controlling	(Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	(Loss)	Deficit	Interest	Equity

Balance - January 1, 2018	--	$--	--	$--	--	$--	--	$--	24,055	$--	$78,303	(13)	$(695)	$31	$(94,484)	$(2,006)	$(18,851)

Common shares issued for services	--	--	--	--	--	--	--	--	196	--	80	--	--	--	--	--	80
Stock options granted to employees for services	--	--	--	--	--	--	--	--	--	--	206	--	--	--	--	--	206
Fractional shares issued for stock split	--	--	--	--	--	--	--	--	243	--	-	--	--	--	--	--	--
Common and preferred shares issued for net cash proceeds from a public offering	4,105.5252	--	--	--	--	--	--	--	98,145	--	18,942	--	--	--	--	--	18,942
Redemption of convertible series 3 preferred stock	(3,694.2752)	--	--	--	--	--	--	--	39,301	--	--	--	--	--	--	--	--
Common shares issued for extinguishment of debenture liability	--	--	--	--	--	--	--	--	6,881	--	1,456	--	--	--	--	--	1,456
Sale of Sysorex Arabia	--	--	--	--	--	--	--	--	--	--	--	--	--	--	--	2,013	2,013
Adoption of accounting standards (Note 2)	--	--	--	--	--	--	--	--	--	--	--	--	--	--	1,287	--	1,287
Cumulative Translation Adjustment	--	--	--	--	--	--	--	--	--	--	--	--	--	(7)	--	--	(7)
Net loss	--	--	--	--	--	--	--	--	--	--	--	--	--	--	(6,244)	--	(6,244)

Balance - March 31, 2018	411.2500	$--	--	$--	--	$--	--	$--	168,821	$--	$98,987	(13)	$(695)	$24	$(99,441)	$7	$(1,118)

Stock options granted to employees for services	--	--	--	--	--	--	--	--	--	--	571	--	--	--	--	--	571
Common and preferred shares issued for net cash proceeds from a public offering	--	--	10,115.0000	--	--	--	--	--	--	--	9,021	--	--	--	--	--	9,021
Redemption of convertible series 3 preferred stock	(411.2500)	--	--	--	--	--	--	--	69,050	--	(2)	--	--	--	--	--	(2)
Redemption of convertible series 4 preferred stock	--	--	(7,796.7067)	--	--	--	--	--	718,452	1	(1)	--	--	--	--	--	--
Cumulative Translation Adjustment	--	--	--	--	--	--	--	--	--	--	--	--	--	2	--	--	2
Net loss	--	--	--	--	--	--	--	--	--	--	--	--	--	--	(5,857)	2	(5,855)

Balance - June 30, 2018	--	$--	2,318.2933	$--	--	$--	--	$--	956,323	$1	$108,576	(13)	$(695)	$26	$(105,298)	$9	$2,619

Stock options granted to employees for services	--	--	--	--	--	--	--	--	--	--	122	--	--	--	--	--	122
Redemption of convertible series 4 preferred stock	--	--	(2,311.2933)	--	--	--	--	--	324,803	--	--	--	--	--	--	--	--
Deconsolidation of Sysorex as a result of spin-off	--	--	--	--	--	--	--	--	--	--	11,476	--	--	--	--	--	11,476
Cumulative Translation Adjustment	--	--	--	--	--	--	--	--	--	--	--	--	--	(10)	--	--	(10)
Net loss	--	--	--	--	--	--	--	--	--	--	--	--	--	--	(5,184)	4	(5,180)

Balance - September 30, 2018	--	$--	7	$--	--	$--	--	$--	1,281,126	$1	$120,174	(13)	$(695)	$16	$(110,482)	$13	$9,027

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2019

(CONTINUED)

(Unaudited)

(In thousands, except per share data)

	Series 3 Convertible		Series 4 Convertible		Series 5 Convertible		Series 6 Convertible				Additional			Accumulated Other Comprehensive		Non-	Total Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Treasury Stock		Income	Accumulated	Controlling	(Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	(Loss)	Deficit	Interest	Equity

Balance - January 1, 2019	--	$--	1	$--	--	$--	--	$--	1,581,893	$2	$123,224	(13)	$(695)	$26	$(117,773)	$18	$4,802

Preferred Shares issued for net cash proceeds of a public offering	--	--	--	--	12,000	--	--	--	--	--	10,814	--	--	--	--	--	10,814
Common shares issued for extinguishment of debt	--	--	--	--	--	--	--	--	172,869	--	384	--	--	--	--	--	384
Common shares issued for net proceeds from warrants exercised	--	--	--	--	--	--	--	--	13,761	--	46	--	--	--	--	--	46
Common shares issued for warrants exercised	--	--	--	--	--	--	--	--	1,248,324	1	(1)	--	--	--	--	--	--
Redemption of convertible Series 5 Preferred Stock	--	--	--	--	(10,062)	--	--	--	3,021,663	3	(3)	--	--	--	--	--	--
Common shares issued for extinguishment of liability	--	--	--	--	--	--	--	--	749,440	1	1,129	--	--	--	--	--	1,130
Common shares issued for services	--	--	--	--	--	--	--	--	200,000	--	242	--	--	--	--	--	242
Stock options granted to employees and consultants for services	--	--	--	--	--	--	--	--	--	--	648	--	--	--	--	--	648
Cumulative Translation Adjustment	--	--	--	--	--	--	--	--	--	--	--	--	--	(8)	--	--	(8)
Net loss	--	--	--	--	--	--	--	--	--	--	--	--	--	--	(5,144)	(5)	(5,149)

Balance - March 31, 2019	--	$--	1	$--	1,938	$--	--	$--	6,987,950	$7	$136,483	(13)	$(695)	$18	$(122,917)	$13	$12,909

Common shares issued for extinguishment of debt	--	--	--	--	--	--	--	--	2,773,607	3	2,002	--	--	--	--	--	2,005
Common shares issued for warrants exercised	--	--	--	--	--	--	--	--	835,740	1	(1)	--	--	--	--	--	--
Redemption of convertible Series 5 Preferred Stock	--	--	--	--	(1,812)	--	--	--	544,145	1	(1)	--	--	--	--	--	--
Stock options granted to employees and consultants for services	--	--	--	--	--	--	--	--	--	--	858	--	--	--	--	--	858
Issuance of Locality Acquisition Shares	--	--	--	--	--	--	--	--	650,000	--	513	--	--	--	--	--	513
Issuance of GTX Acquisition Shares	--	--	--	--	--	--	--	--	1,000,000	1	649	--	--	--	--	--	650
Cumulative Translation Adjustment	--	--	--	--	--	--	--	--	--	--	--	--	--	39	--	--	39
Net loss	--	--	--	--	--	--	--	--	--	--	--	--	--	--	(5,240)	9	(5,231)

Balance - June 30, 2019	--	$--	1	$--	126	$--	--	$--	12,791,442	$13	$140,503	(13)	$(695)	$57	$(128,157)	$22	$11,743

Common shares issued for extinguishment of debt	--	--	--	--	--	--	--	--	1,403,772	1	723	--	--	--	--	--	724
Common shares issued for warrants exercised	--	--	--	--	--	--	--	--	13,956,909	14	(14)	--	--	--	--	--	--
Stock options granted to employees and consultants for services	--	--	--	--	--	--	--	--	--	--	872	--	--	--	--	--	872
Issuance of Jibestream Acquisition Shares	--	--	--	--	--	--	--	--	5,068,969	5	857	--	--	--	--	--	862
Common and Preferred Shares issued for net cash proceeds of a public offering	--	--	--	--	--	--	2,997	3	6,497,410	7	3,924	--	--	--	--	--	3,934
Redemption of convertible Series 6 Preferred Stock	--	--	--	--	--	--	(2,997)	(3)	10,800,011	11	(11)	--	--	--	--	--	(3)
Cumulative Translation Adjustment	--	--	--	--	--	--	--	--	--	--	--	--	--	(67)	--	--	(67)
Net loss	--	--	--	--	--	--	--	--	--	--	--	--	--	--	(6,584)	4	(6,580)

Balance - September 30, 2019	--	$--	1	$--	126	$--	--	$--	50,518,513	$51	$146,854	(13)	$(695)	$(10)	$(134,741)	$26	$11,485

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended
	September 30,
	2019	2018
	(Unaudited)
Cash Flows (Used In) from Operating Activities
Net loss	$(16,960)	$(17,278)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	826	1,334
Amortization of intangible assets	2,602	3,804
Amortization of right of use asset	267	--
Stock based compensation	2,618	979
Amortization of technology	50	50
Loss on exchange of debt for equity	188	--
Change in fair value of derivative liability	--	(48)
Amortization of debt discount	1,543	417
Provision for doubtful accounts	358	221
Gain on earnout	--	(934)
Gain on the settlement of liabilities	--	(307)
Gain on the sale of Sysorex Arabia	--	(23)
Income tax benefit	(35)	--
Other	23	(37)

Changes in operating assets and liabilities:
Accounts receivable and other receivables	(1,241)	207
Inventory	(194)	(19)
Other current assets	(45)	54
Prepaid licenses and maintenance contracts	--	(5)
Other assets	(284)	(36)
Accounts payable	1,140	(8,797)
Accrued liabilities	56	(3,057)
Deferred revenue	(369)	64
Other liabilities	400	(44)
Total Adjustments	7,903	(6,177)

Net Cash Used in Operating Activities	(9,057)	(23,455)

Cash Flows Used in Investing Activities
Purchase of property and equipment	(58)	(39)
Investment in capitalized software	(658)	(661)
Investment in Athentek	--	(175)
Cash spun off as a result of de-consolidation	--	(362)
Cash paid for acquisition of GTX	(250)	--
Cash paid for acquisition of Locality	(204)	--
Cash paid for acquisition of Jibestream	(3,714)	--
Net Cash Flows Used in Investing Activities	(4,884)	(1,237)

Cash Flows From (Used in) Financing Activities
Net proceeds (repayments) to bank facility	237	(1,141)
Net proceeds from issuance of common stock, preferred stock and warrants	14,791	27,961
Repayment of notes payable	(71)	(113)
Loans to related party	(9,866)	(774)
Repayments from related party	1,683	24
Advances to related party	(15)	--
Loan to Jibestream	(141)	--
Loan to GTX	(50)	--
Net proceeds from promissory notes	6,750	--
Net Cash Provided By Financing Activities	13,318	25,957

Effect of Foreign Exchange Rate on Changes on Cash	(36)	(15)

Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(659)	1,250

Cash, Cash Equivalents and Restricted Cash - Beginning of period	1,224	351

Cash, Cash Equivalents and Restricted Cash - End of period (Note 3)	$565	$1,601

Supplemental Disclosure of cash flow information:
Cash paid for:
Interest	$3	$798
Income Taxes	$--	$--

Non-cash investing and financing activities
Common shares issued for extinguishment of debenture liability	$--	$1,457
Adjustment to opening retained earnings for the adoption of ASC 606	$--	$1,287
Deconsolidation of Sysorex as a result of spin-off	$--	$11,838
Common shares issued for extinguishment of liability	$1,130	$--
Common shares issued for extinguishment of debt	$3,114	$--
Right of use asset obtained in exchange for lease liability	$1,003	$--
Common shares issued for GTX acquisition	$650	$--
Common shares issued for Locality acquisition	$514	$--
Common shares issued for Jibestream acquisition	$862	$--

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

Note 1 - Organization and Nature of Business and Going Concern

Inpixon, and its wholly-owned subsidiaries, Inpixon Canada, Inc. (“Inpixon Canada”) and Jibestream, Inc. (“Jibestream”), and its majority-owned subsidiary Inpixon India Limited (“Inpixon India”) (unless otherwise stated or the context otherwise requires, the terms “Inpixon” “we,” “us,” “our” and the “Company” refer collectively to Inpixon and the aforementioned subsidiaries), provide Big Data analytics and location based products and related services. The Company is headquartered in California, and has subsidiary offices in Coquitlam, Canada, Vancouver, Canada, Toronto, Canada and Hyderabad, India. India.

On August 31, 2018, the Company completed the spin-off of its value-added reseller business from its indoor positioning analytics business by way of a distribution of all the shares of common stock of its wholly-owned subsidiary, Sysorex, Inc. (“Sysorex”), to its stockholders of record as of August 21, 2018 and certain warrant holders.

On May 21, 2019, the Company acquired Locality Systems Inc. (“Locality”), a technology company based near Vancouver, Canada, specializing in wireless device positioning and radio frequency augmentation of video surveillance systems (See Note 4). On June 27, 2019, the Company acquired certain global positioning system (“GPS”) products, software, technologies, and intellectual property from GTX Corp (“GTX”), a U.S. based company specializing in GPS technologies (See Note 5). These transactions expanded our patent portfolio and included certain granted or licensed patents and GPS and radio frequency (“RF”) technologies. Additionally, on August 15, 2019, the Company acquired Jibestream, a provider of indoor mapping and location technology based in Toronto, Canada (See Note 6).

Going Concern and Management’s Plans

As of September 30, 2019, the Company has a working capital deficiency of approximately $11.5 million. For the three and nine months ended September 30, 2019, the Company incurred a net loss of approximately $6.3 million and $16.7 million, respectively. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the financial statements are issued.

On January 15, 2019, the Company completed a rights offering whereby it sold 12,000 units at a price to the public of $1,000 per unit for aggregate net proceeds of approximately $10.77 million after commissions and expenses. On August 12, 2019, the Company completed a capital raise whereby the Company sold an aggregate of (i) 6,497,410 shares of our common stock, (ii) 2,997 shares of our Series 6 Convertible Preferred Stock, and (iii) Series A warrants to purchase up to an aggregate of 17,297,410 shares of common stock at an exercise price per share of $0.2775, resulting in net proceeds of approximately $4 million after deducting the underwriting discounts and offering expenses. The Company also raised approximately $3 million, $1.5 million, $1.5 million and $750,000 in net proceeds from the sale of promissory notes on May 3, 2019, June 26, 2019, August 8, 2019 and September 17, 2019, respectively.

The Company does not expect its capital resources as of September 30, 2019, availability on the Payplant facility to finance purchase orders and invoices in an amount equal to 80% of the face value of purchase orders received (as described in Note 7), and funds from revenue to be sufficient to fund planned operations for the next twelve months from the date the financial statements are issued.  In addition, the Company is pursuing possible strategic transactions and may raise such additional capital as needed, through the issuance of equity, equity-linked or debt securities.  In this regard, on October 10, 2019, the Company entered into an equity distribution agreement with Maxim Group LLC as its exclusive sales agent, under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $6,500,000 from time to time.

The Company’s condensed consolidated financial statements as of September 30, 2019 have been prepared under the assumption that the Company will continue as a going concern for the next twelve months from the date the financial statements are issued. Management’s plans and assessment of the probability that such plans will mitigate and alleviate any substantial doubt about the Company’s ability to continue as a going concern is dependent upon the ability to attain further operating efficiency, reduce expenditures, and, ultimately, to generate sufficient levels of revenue. The Company’s condensed consolidated financial statements as of September 30, 2019 do not include any adjustments that might result from the outcome of this uncertainty.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”), which are the accounting principles that are generally accepted in the United States of America. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the Company’s operations for the nine-month period ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.  These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the years ended December 31, 2018 and 2017 included in the Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 28, 2019.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each of the reporting periods. Actual results could differ from those estimates. The Company’s significant estimates consist of:

●	the valuation of stock-based compensation;

●	the valuation of the assets and liabilities acquired of Locality, GTX and Jibestream as described in Notes 4, 5 and 6, respectively, as well as the valuation of the Company’s common shares issued in the transaction;

●	the allowance for doubtful accounts;

●	the valuation allowance for the deferred tax asset; and

●	impairment of long-lived assets and goodwill.

Restricted Cash

In connection with certain transactions, the Company may be required to deposit assets, including cash or investment shares, in escrow accounts. The assets held in escrow are subject to various contingencies that may exist with respect to such transactions. Upon resolution of those contingencies or the expiration of the escrow period, some or all the escrow amounts may be used and the balance released to the Company. As of September 30, 2019, the Company had $71,000 deposited in escrow as restricted cash for the Shoom acquisition, of which any amounts not subject to claims shall be released to the pre-acquisition stockholders of Shoom, on a pro-rata basis, on the next anniversary date of the closing date of the Shoom acquisition which is current and included in Prepaid Assets and Other Current Assets on the condensed consolidated balance sheet. As of September 30, 2018, the Company had $140,000 deposited in escrow as restricted cash for the Shoom acquisition, of which any amounts not subject to claims would be released to the pre-acquisition stockholders of Shoom, on a pro-rata basis, on each of the next (2) anniversary dates of the closing date of the Shoom acquisition. $70,000 of that amount is current and included in Prepaid Assets and Other Current Assets and $70,000 is non-current and included in Other Assets on the condensed consolidated balance sheet as of September 30, 2018.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

Note 3 - Summary of Significant Accounting Policies (continued)

Restricted Cash (continued)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the balance sheets that sum to the total of the same amounts shown in the statement of cash flows.

	For the Nine Months Ended September 30,
(in thousands)	2019	2018
Cash and cash equivalents	$494	$1,461
Restricted cash	71	70
Restricted cash included in other assets, noncurrent	--	70
Total cash, cash equivalents, and restricted cash in the balance sheet	$565	$1,601

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

Professional Services Revenue Recognition

The Company’s professional services include fixed fee and time and materials contracts. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and materials contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts including maintenance service provided by in-house personnel, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in Accounting Standards Codification (“ASC”) 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the three and nine months ended September 30, 2019 and 2018, the Company did not incur any such losses. These amounts are based on known and estimated factors.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

Note 3 - Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

Contract Balances

The timing of our revenue recognition may differ from the timing of payment by our customers. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. As of September 30, 2019, the Company had deferred revenue of approximately $789,000 related to software license agreements and approximately $262,000 related to cash received in advance for product maintenance services provided by the Company’s technical staff. The Company expects to satisfy its remaining performance obligations for these maintenance services and recognize the deferred revenue and related contract costs over the next twelve months after September 30, 2019.

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. The fair value of the award is measured on the grant date and recognized over the period services are required to be provided in exchange for the award, usually the vesting period. Forfeitures of unvested stock options are recorded when they occur.

The Company incurred stock-based compensation charges of $871,000 and $122,000 for the three months ended September 30, 2019 and 2018, respectively, and $2,618,000 and $979,000 for the nine months ended September 30, 2019 and 2018, respectively, which are included in general and administrative expenses. The Company recognizes forfeitures as they occur. The following table summarizes the nature of such charges for the periods then ended (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Compensation and related benefits	$871	$122	$2,376	$899
Professional and legal fees	--	--	242	80
Totals	$871	$122	$2,618	$979

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

Note 3 - Summary of Significant Accounting Policies (continued)

Net Loss Per Share (continued)

The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the nine months ended September 30, 2019 and 2018:

	For the Nine Months Ended September 30,
	2019	2018
Options	5,584,423	67,454
Warrants	7,319,040	1,622,971
Convertible preferred stock	38,040	984
Convertible note	--	15,881
Reserved for service providers	1,100	1,100
Common stock issuable pursuant to Jibestream acquisition share purchase agreement	2,864,000	--
Totals	15,806,603	1,708,390

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

Recently Issued and Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842),” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. As a result of the new standard, all of our leases greater than one year in duration are recognized in our balance sheets as both operating lease liabilities and right-of-use assets upon adoption of the standard. The Company adopted the standard using the modified-retrospective method effective January 1, 2019. This adoption primarily affected the Company’s condensed consolidated balance sheet based on the recording of right-of-use assets and the lease liability, current and noncurrent, for its operating leases. The adoption of ASU 2016-02 did not change the Company’s historical classification of these leases or the straight-line recognition of related expenses. Upon adoption, the Company recorded approximately $0.6 million in right-of-use assets and $0.7 million in operating lease liabilities on the Company’s balance sheet.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. ASU 2016-13 also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. For public business entities that meet the definition of a Securities and Exchange Commission filer, ASU 2016-13 is effective for annual and interim reporting periods beginning after December 15, 2019, and the guidance is to be applied using the modified retrospective approach. Earlier adoption is permitted for annual and interim reporting periods beginning after December 15, 2018.

In April 2019, the FASB issued Accounting Standards Update No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”) and in May 2019, the FASB issued Accounting Standards Update No. 2019-05, Financial Instruments—Credit Losses (Topic 326) (“ASU 2019-05”). The Company is currently evaluating ASU 2016-13 and the related ASU 2019-04 and ASU 2019-05 to determine the impact to its condensed consolidated financial statements and related disclosures.

Subsequent Events

The Company evaluates events and/or transactions occurring after the balance sheet date and before the issue date of the condensed consolidated financial statements to determine if any of those events and/or transactions requires adjustment to or disclosure in the condensed consolidated financial statements.

Note 4 - Locality Acquisition

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

The Aggregate Cash Consideration, less the working capital adjustment to be applied against the Aggregate Cash Consideration of $85,923, will be paid in installments as follows: (i) the initial installment representing $250,000 minus $46,422 of the working capital adjustment was paid on the closing date; (ii) $210,499 on November 21, 2019 which is comprised of a $250,000 installment less $39,501 of the working capital adjustment; (iii) two additional installments, each equal to $250,000, will be paid twelve months and eighteen months after the closing date; and (iv) one final installment representing $500,000 will be paid on the second anniversary of the closing date, in each case minus the cash fees payable to the advisor in connection with the acquisition. Inpixon Canada will have the right to offset any loss, as defined in the purchase agreement, first, against any installment of the installment cash consideration that has not been paid and second, against the sellers and the advisor on a several basis, in accordance with the indemnification provisions of the purchase agreement.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

Note 4 - Locality Acquisition (continued)

The total recorded purchase price for the transaction was approximately $1,928,000, which consisted of cash at closing of $204,000, approximately $1,210,000 of cash that will be paid in installments as discussed above and $514,000 representing the value of the stock issued upon closing.

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

Note 5 - GTX Acquisition

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

The total recorded purchase price for the transaction was $900,000, which consisted of the cash paid of $250,000 and $650,000 representing the value of the stock issued upon closing.

Assets acquired (in thousands):

Developed technology	$850
Non-compete agreements	50

Total Purchase Price	$900

A final valuation of the assets and purchase price allocation of GTX has not been completed as of the end of this reporting period. Consequently, the purchase price was preliminarily allocated based upon our best estimates at the time of this filing. These amounts are subject to revision upon the completion of formal studies and valuations, as needed, which the Company expects to occur during the fourth quarter of 2019.

On September 16, 2019, the Company loaned GTX $50,000. The note accrues interest at a rate of 5% per annum and has a maturity date of April 13, 2020. Interest accrues beginning on the date that is the earlier of (i) 180 days from the issue date of the note and (ii) the registration effective date as defined in the acquisition agreement. This note is included as part of other receivables in the Company’s condensed consolidated financial statements. As of September 30, 2019, the balance of the note was $50,000.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

Note 6 - Jibestream Acquisition

On August 15, 2019, Inpixon, through its wholly owned subsidiary, Inpixon Canada as purchaser (the “Purchaser”), completed its acquisition of Jibestream for consideration consisting of: (i) CAD $5,000,000, plus an amount equal to all cash and cash equivalents held by Jibestream at the closing, minus, if a negative number, the absolute value of the Estimated Working Capital Adjustment (as defined in the acquisition agreement), minus any amounts loaned by the Purchaser to Jibestream to settle any Indebtedness (as defined in the Purchase Agreement) or other fees, minus any cash payments to the holders of outstanding options to settle any in-the-money options, minus the deferred revenue costs of CAD $150,000, and minus the costs associated with the audit and review of the financial statements of Jibestream required by the Purchase Agreement (collectively, the “Estimated Cash Closing Amount”); plus (ii) a number of shares of the Company’s common stock equal to CAD $3,000,000, which will be converted to U.S. dollars based on the exchange rate at the time of the closing, divided by $0.2775 which is the price per share at which shares of the Company’s common stock are issued in of the Company’s common stock the Offering on August 12, 2019 (“Inpixon Shares”).

The Nasdaq listing rules require the Company to obtain the approval of the Company’s stockholders for the issuance of 2,864,000 of the Inpixon Shares (the “Excess Shares”), which was obtained on October 31, 2019. A number of Inpixon Shares representing fifteen percent (15%) of the value of the Purchase Price (the “Holdback Amount”) will be subject to stop transfer restrictions and forfeiture to secure the indemnification and other obligations of the Vendors in favor of the Company arising out of or pursuant to Article VIII of the Purchase Agreement and, at the option of the Company, to secure the obligation of the Vendors’ to pay any adjustment to the Purchase Price pursuant to Section 2.5 of the Purchase Agreement. The Company has accrued an acquisition liability for the Excess Shares of approximately $490.000 which is included in the current liabilities section of the condensed consolidated balance sheet.

The total recorded purchase price for the transaction was approximately $5,062,000, which consisted of cash at closing of approximately $3,714,000 and $1,348,000 representing the value of the stock issued upon closing determined based on the closing price of the Company’s common stock as of the closing date on August 15, 2019. The purchase price is subject to adjustment for the Working Capital Adjustment as defined above.

The preliminary purchase price is allocated as follows (in thousands):

Assets Acquired:
Cash	$6
Accounts receivable	309
Other current assets	137
Fixed assets	10
Other assets	430
Developed technology	3,193
Customer relationships	1,253
Non-compete agreements	420
Goodwill	2,407
8,165
Liabilities Assumed:
Accounts payable	$51
Accrued liabilities	95
Deferred revenue	1,156
Other liabilities	512
Deferred tax liability	1,289
3,103
Total Purchase Price	$5,062

A final valuation of the assets and purchase price allocation of Jibestream has not been completed as of the end of this reporting period. Consequently, the purchase price was preliminarily allocated based upon our best estimates at the time of this filing. These amounts are subject to revision upon the completion of formal studies and valuations, as needed, which the Company expects to occur during the fourth quarter of 2019.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

Note 7 - Proforma Financial Information

The following unaudited proforma financial information presents the consolidated results of operations of the Company and Jibestream for the three and nine months ended September 30, 2019 and 2018, as if the acquisition had occurred as of the beginning of the first period presented instead of on August 15, 2019. The proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.

(in thousands, except per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$1,777	$1,597	$5,644	$4,646
Net loss attributable to common stockholders	$(6,488)	$(5,734)	$(19,241)	$(29,934)
Net loss per basic and diluted common share	$(0.22)	$(0.45)	$(0.87)	$(2.48)
Weighted average common shares outstanding:
Basic and Diluted	29,149,733	12,637,689	22,059,916	12,082,681

Note 8 - Inventory

Inventory as of September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	As of September 30, 2019	As of December 31, 2018
Raw materials	$179	$143
Finished goods	585	425
Total Inventory	$764	$568

Note 9 - Debt

Debt as of September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	As of September 30, 2019	As of December 31, 2018
Short-Term Debt
Notes payable, less debt discount of $1,118 and $752, respectively (A)	$9,800	$4,104
Revolving line of credit (B)	259	23
Total Short-Term Debt	$10,059	$4,127

Long-Term Debt
Notes payable	$--	$74
Total Long-Term Debt	$--	$74

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

Note 9 - Debt (continued)

(A)	Notes Payable

On January 29, 2019, the Company and Chicago Venture Partners, L.P., the holder of that certain outstanding convertible promissory note ( “Chicago Venture” or the “Note Holder”), issued on November 17, 2017 (as amended, supplemented or otherwise modified, the “Original Note”), with an outstanding balance of $383,768 (the “Remaining Balance”), entered into an exchange agreement (the “Exchange Agreement”), pursuant to which the Company and the Note Holder agreed to (i) partition a new convertible promissory note in the form of the Original Note (the “Partitioned Note”) in the original principal amount equal to the Remaining Balance (the “Exchange Amount”) and then cause the Remaining Balance to be reduced by the Exchange Amount; and (ii) exchange the Partitioned Note for the delivery of 172,869 shares of the Company’s common stock at an effective price share equal to $2.22. Following such partition of the Original Note, the Original Note was deemed paid in full, was automatically deemed canceled, and shall not be reissued.

October 2018 Note Purchase Agreement and Promissory Note

On October 12, 2018, the Company entered into a note purchase agreement with Iliad Research and Trading, L.P. (the “Holder” or “Iliad”), which is affiliated with Chicago Venture, pursuant to which the Company agreed to issue and sell to the Holder an unsecured promissory note in an aggregate principal amount of $2,520,000, which is payable on or before the date that is 12 months from the issuance date. The initial principal amount includes an original issue discount of $500,000 and $20,000 that the Company agreed to pay to the Holder to cover the holder’s legal fees, accounting costs, due diligence, monitoring and other transaction costs. In exchange for the note, the Holder paid an aggregate purchase price of $2,000,000. Interest on the note accrues at a rate of 10% per annum and is payable on the maturity date or otherwise in accordance with the note. Beginning as of the date that was 6 months from the issuance date and at the intervals indicated below until the note is paid in full, the Holder has the right to redeem up to an aggregate of 1/3 of the initial principal balance of the note each month (each monthly exercise, a “Monthly Redemption Amount”) by providing written notice (each, a “Monthly Redemption Notice”) to the Company; provided, however, that if the Monthly Redemption Amount is not exercised in its corresponding month then such Monthly Redemption Amount will be available for the Holder to redeem in any future month in addition to such future month’s Monthly Redemption Amount. Upon receipt of any Monthly Redemption Notice, the Company is required to pay the applicable Monthly Redemption Amount in cash to the Holder within 5 business days of the Company’s receipt of such Monthly Redemption Notice.

During the nine months ended September 30, 2019, the Company exchanged $2,730,000 of the outstanding principal and interest under the note for 4,177,379 shares of the Company’s common stock at exchange prices between $0.51 and $0.8989 per share. The Company analyzed the exchange of principal under the note as an extinguishment and compared the net carrying value of the debt being extinguished to the reacquisition price (shares of common stock being issued) and recorded a $188,000 loss on the exchange of debt for equity as a separate item in the other income/expense section of the condensed consolidated statements of operations for the three and nine months ended September 30, 2019. These exchanges satisfied the liability in full and the balance owed under the note was $0 as of September 30, 2019.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

Note 9 - Debt (continued)

(A)	Notes Payable (continued)

December 2018 Note Purchase Agreement and Promissory Note

On December 21, 2018, the Company entered into a note purchase agreement with Iliad, pursuant to which the Company agreed to issue and sell to Iliad an unsecured promissory note (the “December 2018 Note”) in an aggregate principal amount of $1,895,000, which is payable on or before December 31, 2019 (as provided in the Exchange Agreement, dated October 24, 2019, described below (the “October 24th Exchange Agreement”)). The initial principal amount includes an original issue discount of $375,000 and $20,000 that the Company agreed to pay to the Holder to cover its legal fees, accounting costs, due diligence, monitoring and other transaction costs. In exchange for the December 2018 Note, the Holder paid an aggregate purchase price of $1,500,000. Interest on the Note accrues at a rate of 10% per annum and is payable on the maturity date or otherwise in accordance with the December 2018 Note. The Company may pay all or any portion of the amount owed earlier than it is due; provided, that in the event the Company elects to prepay all or any portion of the outstanding balance, it will pay 115% of the portion of the outstanding balance the Company elects to prepay. Beginning on the date that is 6 months from the issuance date and at the intervals indicated below until the December 2018 Note is paid in full, the Holder has the right to redeem up to an aggregate of 1/3 of the initial principal balance of the December 2018 Note each month (each monthly exercise, a “Monthly Redemption Amount”) by providing written notice (each, a “Monthly Redemption Notice”) delivered to the Company; provided, however, that if any Monthly Redemption Amount is not exercised in its corresponding month then such Monthly Redemption Amount will be available for the Holder to redeem in any future month in addition to such future month’s Monthly Redemption Amount. Upon receipt of any Monthly Redemption Notice, the Company shall pay the applicable Monthly Redemption Amount in cash within 5 business days of the Company’s receipt of such Monthly Redemption Notice. Pursuant to the October 24th Exchange Agreement described below, the Holder agreed that the exercise of any redemption rights described above would be deferred until no earlier than December 31, 2019.

Amendment to Note Purchase Agreements

On February 8, 2019, the Company entered into a global amendment (the “Global Amendment”) to the note purchase agreements entered into on October 12, 2018 and December 21, 2018, in connection with the notes issued as of such dates, to delete the phrase “by cancellation or exchange of the Note, in whole or in part” from Section 8.1 of those agreements. The Company also agreed to pay Iliad’s fees and other expenses in an aggregate amount of $80,000 (the “Fee”) in connection with the preparation of the Global Amendment by adding $40,000 of the Fee to the outstanding balance of each of the notes.

Standstill Agreement

On August 8, 2019, the Company and Iliad entered into a standstill agreement with respect to the December 2018 Note (the “Standstill Agreement”). Pursuant to the Standstill Agreement, Iliad agreed that it will not redeem all or any portion of the December 2018 Note for a period beginning on August 8, 2019, and ending on the date that is 90 days from August 8, 2019. As consideration for this, the outstanding balance of the December 2018 Note was increased by $206,149.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

Note 9 - Debt (continued)

(A)	Notes Payable (continued)

May 2019 Note Purchase Agreement and Promissory Note

On May 3, 2019, the Company entered into a note purchase agreement (the “Purchase Agreement”) with Chicago Venture, pursuant to which the Company agreed to issue and sell to the investor an unsecured promissory note (the “May 2019 Note”) in an aggregate principal amount of $3,770,000, which is payable on or before the date that is 10 months from the issuance date. The initial principal amount includes an original issue discount of $750,000 and $20,000 that the Company agreed to pay to the holder to cover the holder’s legal fees, accounting costs, due diligence, monitoring and other transaction costs. In exchange for the May 2019 Note, the holder paid an aggregate purchase price of $3,000,000. Interest on the May 2019 Note accrues at a rate of 10% per annum and is payable on the maturity date or otherwise in accordance with the May 2019 Note. The Company may pay all or any portion of the amount owed earlier than it is due; provided, that in the event the Company elects to prepay all or any portion of the outstanding balance, it shall pay to the holder 115% of the portion of the outstanding balance the Company elects to prepay. Beginning on the date that is 6 months from the issuance date and at the intervals indicated below until the May 2019 Note is paid in full, the holder shall have the right to redeem up to an aggregate of 1/3 of the initial principal balance of the May 2019 Note each month (each monthly exercise, a “Monthly Redemption Amount”) by providing written notice (each, a “Monthly Redemption Notice”) delivered to the Company; provided, however, that if the holder does not exercise any Monthly Redemption Amount in its corresponding month then such Monthly Redemption Amount shall be available for the holder to redeem in any future month in addition to such future month’s Monthly Redemption Amount. Upon receipt of any Monthly Redemption Notice, the Company shall pay the applicable Monthly Redemption Amount in cash to the holder within five business days of the Company’s receipt of such Monthly Redemption Notice.

June 2019 Note Purchase Agreement and Promissory Note

On June 27, 2019, the Company entered into a note purchase agreement (the “Purchase Agreement”) with Chicago Venture, pursuant to which the Company agreed to issue and sell to the holder an unsecured promissory note (the “June 2019 Note”) in an aggregate principal amount of $1,895,000, which is payable on or before the date that is 9 months from the issuance date. The initial principal amount includes an original issue discount of $375,000 and $20,000 that the Company agreed to pay to the holder to cover the holder’s legal fees, accounting costs, due diligence, monitoring and other transaction costs. In exchange for the June 2019 Note, the holder paid an aggregate purchase price of $1,500,000. Interest on the June 2019 Note accrues at a rate of 10% per annum and is payable on the maturity date or otherwise in accordance with the June 2019 Note. The Company may pay all or any portion of the amount owed earlier than it is due; provided, that in the event the Company elects to prepay all or any portion of the outstanding balance, it shall pay to the holder 115% of the portion of the outstanding balance the Company elects to prepay. Beginning on the date that is 6 months from the issuance date and at the intervals indicated below until the June 2019 Note is paid in full, the holder shall have the right to redeem up to an aggregate of 1/3 of the initial principal balance of the June 2019 Note each month by providing written notice delivered to the Company; provided, however, that if the holder does not exercise any monthly redemption amount in its corresponding month then such monthly redemption amount shall be available for the holder to redeem in any future month in addition to such future month’s monthly redemption amount. Upon receipt of any monthly redemption notice, the Company shall pay the applicable monthly redemption amount in cash to the holder within five business days. The June 2019 Note includes customary event of default provisions, subject to certain cure periods, and provides for a default interest rate of 22%. Upon the occurrence of an event of default (except a default due to the occurrence of bankruptcy or insolvency proceedings (the “Bankruptcy-Related Event of Default”)), the holder may, by written notice, declare all unpaid principal, plus all accrued interest and other amounts due under the June 2019 Note to be immediately due and payable at an amount equal to 115% of the outstanding balance of the June 2019 Note (the “Mandatory Default Amount”). Upon the occurrence of a Bankruptcy-Related Event of Default, without notice, all unpaid principal, plus all accrued interest and other amounts due under the June 2019 Note will become immediately due and payable at the Mandatory Default Amount. Pursuant to the terms of the Purchase Agreement, if at any time while the June 2019 Note is outstanding, the Company will immediately following the completion of any offering of its equity securities make a cash payment to the holder in the following amount: (a) twenty-five percent (25%) of the outstanding balance of the June 2019 Note if the Company receives net proceeds equal to $2,500,000.00 or less; (b) fifty percent (50%) of the outstanding balance of the June 2019 Note if the Company receives net proceeds of more than $2,500,000.00 but less than $5,000,000.00; and (c) one hundred percent (100%) of the outstanding balance of the June 2019 Note if the Company receives net proceeds equal to $5,000,000.00 or more.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

Note 9 - Debt (continued)

(A)	Notes Payable (continued)

Effective as of August 12, 2019, the Company and Chicago Venture entered into an amendment agreement, dated as of August 14, 2019, to provide that the Company’s obligation to repay all or a portion of the outstanding balance of the June 2019 Note upon the completion of any offering of equity securities of the Company would not apply or be effective until December 27, 2019. As consideration for the amendment, a fee of $191,883 was added to the outstanding balance of the June 2019 Note.

August 2019 Note Purchase Agreement and Promissory Note

On August 8, 2019, the Company entered into a note purchase agreement with Chicago Venture, pursuant to which the Company agreed to issue and sell to the holder an unsecured promissory note (the “August 2019 Note”) in an aggregate principal amount of $1,895,000, which is payable on or before the date that is 9 months from the issuance date. The Initial Principal Amount includes an original issue discount of $375,000 and $20,000 that the Company agreed to pay to the holder to cover the holder’s legal fees, accounting costs, due diligence, monitoring and other transaction costs. In exchange for the August 2019 Note, the holder paid an aggregate purchase price of $1,500,000. Interest on the Note accrues at a rate of 10% per annum and is payable on the maturity date or otherwise in accordance with the August 2019 Note. The Company may pay all or any portion of the amount owed earlier than it is due; provided, that in the event the Company elects to prepay all or any portion of the outstanding balance, it shall pay to the Holder 115% of the portion of the outstanding balance the Company elects to prepay. Beginning on the date that is 6 months from the issuance date and at the intervals indicated below until the August 2019 Note is paid in full, the holder shall have the right to redeem up to an aggregate of 1/3 of the initial principal balance of the August 2019 Note each month by providing written notice to the Company; provided, however, that if the holder does not exercise any monthly redemption amount in its corresponding month then such monthly redemption amount shall be available for the holder to redeem in any future month in addition to such future month’s monthly redemption amount. Upon receipt of any monthly redemption notice, the Company shall pay the applicable monthly redemption amount in cash to the holder within five business days of the Company’s receipt of such monthly redemption notice. The August 2019 Note includes customary event of default provisions, subject to certain cure periods, and provides for a default interest rate of 22%. Upon the occurrence of an event of default (except a default due to the occurrence of bankruptcy or insolvency proceedings (the “Bankruptcy-Related Event of Default”)), the Holder may, by written notice, declare all unpaid principal, plus all accrued interest and other amounts due under the August 2019 Note to be immediately due and payable at an amount equal to 115% of the outstanding balance of the Note (the “Mandatory Default Amount”). Upon the occurrence of a Bankruptcy-Related Event of Default, without notice, all unpaid principal, plus all accrued interest and other amounts due under the Note will become immediately due and payable at the Mandatory Default Amount.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

Note 9 - Debt (continued)

(A)	Notes Payable (continued)

September 2019 Note Purchase Agreement and Promissory Note

On September 17, 2019, the Company entered into a note purchase agreement with Iliad, pursuant to which the Company agreed to issue and sell to the Holder an unsecured promissory note (the “September 2019 Note”) in an aggregate principal amount of $952,500.00, which is payable on or before the date that is 9 months from the issuance date. The Initial Principal Amount includes an original issue discount of $187,500 and $15,000 that the Company agreed to pay to the Holder to cover the Holder’s legal fees, accounting costs, due diligence, monitoring and other transaction costs. In exchange for the Note, the Holder paid an aggregate purchase price of $750,000.00. Interest on the Note accrues at a rate of 10% per annum and is payable on the maturity date or otherwise in accordance with the September 2019 Note. The Company may pay all or any portion of the amount owed earlier than it is due; provided, that in the event the Company elects to prepay all or any portion of the outstanding balance, it shall pay to the Holder 115% of the portion of the outstanding balance the Company elects to prepay. Beginning on the date that is 6 months from the issuance date and at the intervals indicated below until the September 2019 Note is paid in full, the holder shall have the right to redeem up to an aggregate of 1/3 of the initial principal balance of the September 2019 Note each month by providing written notice to the Company; provided, however, that if the holder does not exercise any monthly redemption amount in its corresponding month then such monthly redemption amount shall be available for the holder to redeem in any future month in addition to such future month’s monthly redemption amount. Upon receipt of any monthly redemption notice, the Company shall pay the applicable monthly redemption amount in cash to the holder within five business days of the Company’s receipt of such monthly redemption notice. The September 2019 Note includes customary event of default provisions, subject to certain cure periods, and provides for a default interest rate of 22%. Upon the occurrence of an event of default (except a default due to the occurrence of bankruptcy or insolvency proceedings (the “Bankruptcy-Related Event of Default”)), the Holder may, by written notice, declare all unpaid principal, plus all accrued interest and other amounts due under the September 2019 Note to be immediately due and payable at an amount equal to 115% of the outstanding balance of the Note (the “Mandatory Default Amount”). Upon the occurrence of a Bankruptcy-Related Event of Default, without notice, all unpaid principal, plus all accrued interest and other amounts due under the Note will become immediately due and payable at the Mandatory Default Amount.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

Note 10 - Capital Raises

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

August 2019 Financing

On August 12, 2019, the Company sold an aggregate of (i) 6,497,410 shares of our common stock, (ii) 2,997 shares of our Series 6 Convertible Preferred Stock, with a stated value $1,000 per share, convertible into shares of our common stock (the “Series 6 Preferred Stock”), and (iii) Series A warrants to purchase up to an aggregate of 17,297,410 shares of common stock at an exercise price per share of $0.2775, resulting in gross proceeds to the Company of approximately $4.8 million, and net proceeds of approximately $4 million after deducting the underwriting discounts and offering expenses.

Note 11 - Common Stock

On January 29, 2019, the Company issued 172,869 shares of common stock under an exchange agreement to settle the outstanding balance of $383,768 under a partitioned note. (see Note 9)

On February 20, 2019, the Company issued 749,440 shares of common stock under a settlement agreement for an arbitration proceeding (see Note 18).

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

During the three months ended June 30, 2019, the Company issued 2,773,607 shares of common stock under an exchange agreement to settle the outstanding balance of $2,005,000 under a partitioned note (See Note 9).

During the three months ended June 30, 2019, the Company issued 835,740 shares of common stock in connection with the exercise of 1,392,900 warrants through cashless exercises.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

Note 11 - Common Stock (continued)

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

On August 12, 2019 the Company issued 6,497,410 shares of common stock as part of a public offering (See Note 10).

On August 15, 2019, the Company issued 5,068,969 shares of common stock to security holders of Jibestream as part of an acquisition (See Note 6).

During the three months ended September 30, 2019, the Company issued 1,403,772 shares of common stock under an exchange agreement to settle the outstanding balance of approximately $725,000 under a partitioned note (See Note 9).

During the three months ended September 30, 2019, the Company issued 13,956,909 shares of common stock in connection with the exercise of 13,956,909 warrants through cashless exercises.

During the three months ended September 30, 2019, 2,997 shares of Series 6 Convertible Preferred Stock were converted into 10,800,011 shares of the Company’s common stock.

Note 12 - Preferred Stock

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

As of September 30, 2019, there were 126 shares of Series 5 Convertible Preferred Stock outstanding.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

Note 12 - Preferred Stock (continued)

Series 6 Convertible Preferred Stock

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

 On August 12, 2019, the Company closed a public offering whereby it sold an aggregate of 2,997 shares of Series 6 Convertible Preferred Stock, 6,497,410 shares of our common stock and 17,297,410 warrants to purchase common stock exercisable for one share of common stock at an exercise price of $0.2775 per share.

During the three months ended September 30, 2019, 2,997 shares of Series 6 Convertible Preferred Stock were converted into 10,800,011 shares of the Company’s common stock.

As of September 30, 2019, there were 0 shares of Series 6 Convertible Preferred Stock outstanding.

Note 13 - Stock Options

In September 2011, the Company adopted the 2011 Employee Stock Incentive Plan (the “2011 Plan”) which provides for the granting of incentive and non-statutory common stock options and stock based incentive awards to employees, non-employee directors, consultants and independent contractors. The 2011 Plan was amended and restated in May 2014. Unless terminated sooner by the Board of Directors, this plan will terminate on August 31, 2021.

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

The aggregate number of shares that may be awarded under the 2011 Plan as of September 30, 2019 is 158,424 and awarded under the 2018 Plan as of September 30, 2019 is 7,316,376. As of September 30, 2019, 5,584,423 of options were granted to employees, directors and consultants of the Company (including 39 shares outside of our Options Plans) and 1,890,416 shares of common stock were reserved for future issuance under the Option Plans.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

Note 13 - Stock Options (continued)

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

During the three months ended September 30, 2019, the Company granted stock options for the purchase of 819,500 shares of common stock to employees and directors of the Company. These stock options vest pro-rata over 12 to 48 months, have a life of ten years and an exercise price of $0.47 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the awards was determined to be approximately $145,000. The fair value of the common stock as of the grant date was determined to be $0.47 per share.

The Company recorded a stock based compensation charge for the amortization of employee stock options of $871,000 and $122,000 for the three months ended September 30, 2019 and 2018, respectively, and $2,376,000 and $899,000, for the nine months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019, the fair value of non-vested stock options totaled $1.9 million, which will be amortized to expense over the weighted average remaining term of 0.68 years.

The fair value of each employee stock option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. Key weighted-average assumptions used to apply this pricing model during the nine months ended September 30, 2019 were as follows:

For the Nine Months Ended September 30, 2019

Risk-free interest rate	1.77-2.66%
Expected life of stock option grants	7 years
Expected volatility of underlying stock	49.48-106.16%
Dividends assumption	$--

The expected stock price volatility for the Company’s stock options was determined by the historical volatilities for industry peers and used an average of those volatilities. The Company attributes the value of stock-based compensation to operations on the straight-line single option method. Risk free interest rates were obtained from U.S. Treasury rates for the applicable periods. The dividends assumption was $0 as the Company historically has not declared and does not expect to declare any dividends.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

The Company maintains cash deposits with financial institutions, which, from time to time, may exceed federally insured limits. Cash is also maintained at foreign financial institutions for its Canadian subsidiary and its majority-owned India subsidiary. Cash in foreign financial institutions as of September 30, 2019 and December 31, 2018 was immaterial. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash.

The following table sets forth the percentages of revenue derived by the Company from those customers which accounted for at least 10% of revenues during the nine months ended September 30, 2019 and 2018 (in thousands):

	For the Nine Months Ended September 30, 2019		For the Nine Months Ended September 30, 2018
	$	%	$	%
Customer A	2,000	46%	--	--
Customer B	918	21%	956	36%
Customer C	--	--	280	11%

The following table sets forth the percentages of revenue derived by the Company from those customers which accounted for at least 10% of revenues during the three months ended September 30, 2019 and 2018 (in thousands):

	For the Three Months Ended September 30, 2019		For the Three Months Ended September 30, 2018
	$	%	$	%
Customer A	500	33%	--	--
Customer B	306	20%	311	33%

As of September 30, 2019, Customer A represented approximately 59%, Customer B represented approximately 0%, and Customer C represented approximately 0% of total accounts receivable. As of September 30, 2018, Customer A represented approximately 0%, Customer B represented approximately 5%, and Customer C represented approximately 24% of total accounts receivable.

As of September 30, 2019, two vendors represented approximately 41% and 14% of total gross accounts payable. There were no purchases from these vendors during the three and nine months ended September 30, 2019.  As of September 30, 2018, one vendor represented approximately 60% of total gross accounts payable. There were no purchases from this vendor during the three and nine months ended September 30, 2018.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

Note 15 - Foreign Operations

The Company’s operations are located primarily in the United States, Canada, and India. Revenues by geographic area are attributed by country of domicile of our subsidiaries. The financial data by geographic area are as follows (in thousands):

	United
	States	Canada	India	Eliminations	Total
For the Three Months Ended September 30, 2019:
Revenues by geographic area	$1,231	$303	$154	$(154)	$1,534
Operating income (loss) by geographic area	$(4,733)	$(977)	$26	$--	$(5,684)
Net income (loss) by geographic area	$(5,658)	$(947)	$26	$--	$(6,579)

For the Three Months Ended September 30, 2018:
Revenues by geographic area	$930	$10	$76	$(76)	$940
Operating income (loss) by geographic area	$(3,022)	$(317)	$22	$--	$(3,317)
Net income (loss) by geographic area	$(4,885)	$(317)	$22	$--	$(5,180)

For the Nine Months Ended September 30, 2019:
Revenues by geographic area	$4,064	$323	$391	$(391)	$4,387
Operating income (loss) by geographic area	$(13,433)	$(1,889)	$50	$--	$(15,272)
Net income (loss) by geographic area	$(14,903)	$(1,857)	$50	$--	$(16,710)

For the Nine Months Ended September 30, 2018:
Revenues by geographic area	$2,606	$21	$202	$(202)	$2,627
Operating income (loss) by geographic area	$(10,422)	$(1,192)	$35	$--	$(11,579)
Net income (loss) by geographic area	$(16,117)	$(1,196)	$35	$--	$(17,278)

As of September 30, 2019:
Identifiable assets by geographic area	$19,523	$10,788	$180	$--	$30,491
Long lived assets by geographic area	$4,456	$6,548	$39	$--	$11,043

As of December 31, 2018:
Identifiable assets by geographic area	$11,872	$187	$119	$--	$12,178
Long lived assets by geographic area	$6,233	$140	$28	$--	$6,401

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

Note 16 - Related Party Transactions

Nadir Ali, the Company’s Chief Executive Officer and a member of its Board of Directors, is also the Chairman of the Board of Directors of Sysorex.

Sysorex Note Purchase Agreement

On December 31, 2018, the Company and Sysorex entered into a note purchase agreement (the “Note Purchase Agreement”) pursuant to which the Company agreed to purchase from Sysorex at a purchase price equal to the Loan Amount (as defined below), a secured promissory note (the “Secured Note”) for up to an aggregate principal amount of $3 million (the “Principal Amount”), including any amounts advanced through the date of the Secured Note (the “Prior Advances”), to be borrowed and disbursed in increments (such borrowed amount, together with the Prior Advances, collectively referred to as the “Loan Amount”), with interest to accrue at a rate of 10% percent per annum on all such Loan Amounts, beginning as of the date of disbursement with respect to any portion of such Loan Amount. In addition, Sysorex agreed to pay $20,000 to the Company to cover the Company’s legal fees, accounting costs, due diligence, monitoring and other transaction costs incurred in connection with the purchase and sale of the Secured Note (the “Transaction Expense Amount”), all of which amount is included in the Principal Amount. Sysorex may borrow repay and borrow under the Secured Note, as needed, for a total outstanding balance, exclusive of any unpaid accrued interest, not to exceed the Principal Amount at any one time.

All sums advanced by the Company to the Maturity Date (as defined below) pursuant to the terms of the Note Purchase Agreement will become part of the aggregate Loan Amount underlying the Secured Note. All outstanding principal amounts and accrued unpaid interest owing under the Secured Note shall become immediately due and payable on the earlier to occur of (i) 24 month anniversary of the date the Secured Note is issued (the “Maturity Date”), (ii) at such date when declared due and payable by the Company upon the occurrence of an Event of Default (as defined in the Secured Note), or (iii) at any such earlier date as set forth in the Secured Note. All accrued unpaid interest shall be payable in cash. The amount owed for principal and accrued interest by Sysorex to the Company as of December 31, 2018 was $2.2 million and as of September 30, 2019 was approximately $10.4 million. On February 4, 2019, the Related Party Note was amended to increase the maximum principal amount that may be outstanding at any time under the Related Party Note from $3 million to $5 million. On April 2, 2019, the Related Party Note was amended to increase the maximum principal amount that may be outstanding at any time under the Related Party Note from $5 million to $8 million. On May 22, 2019, the Related Party Note was amended to increase the maximum principal amount that may be outstanding at any time under the Related Party Note from $8 million to $10 million.

Jibestream Promissory Note

On August 12, 2019, prior to the acquisition of Jibestream, the Company loaned Jibestream $140,600 for operating expenses. The note accrues interest at a rate of 5% per annum and has a maturity date of December 31, 2019. This note is recorded as a current note receivable on the Company books, however, it is eliminated in the condensed consolidated financial statements. As of September 30, 2019, the balance of the note including principal and interest was approximately $142,000.

Note 17 - Leases

The Company has an operating lease is for its administrative office in Palo Alto, California, effective October 1, 2014, for five years.  The initial lease rate was $14,225 per month with escalating payments.  In connection with the lease, the Company is obligated to pay $8,985 monthly for operating expenses for building repairs and maintenance.  The Company also has an operating lease is for its administrative office in Encino, CA. This lease was effective June 1, 2014 and will end on July 31, 2021. The current lease rate is $6,984 per month and $276 per month for the common area maintenance. Additionally, the Company has an operating lease is for its administrative office in Coquitlam, Canada, from October 1, 2016 through September 30, 2021. The initial lease rate was $8,931 CAD per month with escalating payments.  In connection with the lease, the Company is obligated to pay $6,411 CAD monthly for operating expenses for building repairs and maintenance.  The Company has an operating lease is for its administrative office in Toronto, Canada, from August 15, 2019 through May 31, 2021. The monthly lease rate is $24,503 CAD per month with no escalating payments.  In connection with the lease, the Company is obligated to pay $9,651 CAD monthly for operating expenses for building repairs and maintenance.  The Company has no other operating or financing leases with terms greater than 12 months.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

Note 17 - Leases (continued)

The Company adopted ASC Topic 842, Leases (“ASC Topic 842”) effective January 1, 2019 using the modified-retrospective method, and thus, the prior comparative period continues to be reported under the accounting standards in effect for that period.

The Company elected to use the package of practical expedients permitted which allows (i) an entity not to reassess whether any expired or existing contracts are or contain leases; (ii) an entity need not reassess the lease classification for any expired or existing leases; and (iii) an entity need not reassess any initial direct costs for any existing leases. At the time of adoption, the Company did not have any leases with terms of 12 months or less, which would have resulted in short-term lease payments being recognized in the condensed consolidated statements of income on a straight-line basis over the lease term. All of the Company’s leases were previously classified as operating and are similarly classified as operating lease under the new standard.

On January 1, 2019, upon adoption of ASC Topic 842, the Company recorded right-of-use asset of $641,992, lease liability of $683,575 and eliminated deferred rent of $41,583. The adoption of ASC 842 did not have a material impact to prior year comparative periods and a result, a cumulative-effect adjustment was not required. The Company determined the lease liability using the Company’s estimated incremental borrowing rate of 8.0% to estimate the present value of the remaining monthly lease payments. With the Jibestream acquisition, the Company adopted ASC Topic 842 effective August 15, 2019 for the Toronto, Canada office operating lease.

Right-of-use assets is summarized below (in thousands):

As of September 30, 2019
Palo Alto, CA Office	$178
Encino, CA Office	188
Coquitlam, Canada Office	270
Toronto, Canada Office	367
Less accumulated amortization	(267)
Right-of-use asset, net	$736

During the three and nine months ended September 30, 2019, the Company recorded $129,196 and $310,921, respectively, as rent expense to the right-of-use assets.

Lease liability is summarized below (in thousands):

As of September 30, 2019
Total lease liability	$757
Less: short term portion	(440)
Long term portion	$317

Maturity analysis under the lease agreement is as follows (in thousands):

Three months ending December 31, 2019	$155
Year ending December 31, 2020	438
Year ending December 31, 2021	230
Total	$823
Less: Present value discount	(66)
Lease liability	$757

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the date of adoption of Topic 842. As of September 30, 2019, the weighted average remaining lease term is 1.68 years and the weighted average discount rate used to determine the operating lease liabilities was 8.0%.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

In connection with Spin-off of Sysorex, the Company and Sysorex each agreed pursuant to the terms and conditions of that certain Separation and Distribution Agreement, dated August 7, 2018, as amended, that 50% of the costs and liabilities related to the arbitration action arising from the Engagement Agreement would be shared by each party following the Spin-off.  As a result, Sysorex is required to indemnify the Company for half of the total amount paid by the Company to satisfy the Award.

Compliance with Nasdaq Continued Listing Requirement

On May 30, 2019, we received a deficiency letter from Nasdaq indicating that, based on our closing bid price for the last 30 consecutive business days, we do not comply with the minimum bid price requirement of $1.00 per share, as set forth in Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq listing Rule 5810(c)(3)(A), the Company was provided a period of 180 calendar days, or until November 26, 2019, in which to regain compliance. In order to regain compliance with the minimum bid price requirement, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days without effecting a reverse split.

In addition to the failure to comply with Nasdaq Listing Rule 5550(a)(2), the Nasdaq Staff has advised us that our history of non-compliance with Nasdaq’s minimum bid price requirement, the corresponding history of reverse stock splits, the dilutive effect of the Offering and an inability to cure the bid price deficiency organically without effecting a reverse stock split prior to November 26, 2019 would raise public interest concerns under Nasdaq Listing Rule 5101 and could result in the Nasdaq Staff issuing a delisting determination with respect to our common stock (subject to any appeal the Company may file). Nasdaq rules provide that Nasdaq may suspend or delist particular securities based on any event, condition or circumstance that exists or occurs that makes continued listing of the securities on Nasdaq inadvisable or unwarranted in the opinion of the Nasdaq Staff, even though the securities meet all enumerated criteria for continued listing on Nasdaq. In that regard, the Nasdaq Staff has discretion to determine that our failure to comply with the minimum bid price rule or any subsequent price-based market value requirement or the dilutive effect of the an offering, constitutes a public interest concern and while the Company will have an opportunity to appeal, the Company cannot assure that Nasdaq will not exercise such discretionary authority or that the Company will be successful if such discretion is exercised and the Company appeals.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

Note 19 - Subsequent Events

During the three months ending December 31, 2019, the Company issued 3,126,801 shares of common stock in connection with the exercise of 3,126,801 warrants through cashless exercises.

During the three months ending December 31, 2019, the Company issued 625 shares of common stock in connection with the exercise of 625 non-qualified stock options at an exercise price of $0.14 per share for gross proceeds of approximately $87.50.

Equity Distribution Agreement

On October 10, 2019, the Company entered into an Equity Distribution Agreement with Maxim Group LLC (“Maxim”) under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $6.5 million from time to time through Maxim, acting exclusively as the Company’s sales agent. The Company intends to use the net proceeds from such sales primarily for working capital and general corporate purposes. The Company may also use a portion of the net proceeds to invest in or acquire businesses or technologies that the Company believes are complementary to its own, although the Company has no current commitments or definitive agreements with respect to any acquisitions as of the date of this Form 10-Q.

During the three months ending December 31, 2019, the Company sold 6,415,270 shares of common stock under the Equity Distribution Agreement for net proceeds of approximately $589,000 at sales prices ranging from $0.0794 to $0.116 per share. The Company paid Maxim compensation of approximately $28,000, based on a rate of 4.5% of the gross sales.

Exchange Agreements

On October 15, 2019, the Company exchanged $200,000 of the outstanding principal and interest under the December 2018 Note for 1,818,182 shares of the Company’s common stock at an exchange price of $0.11 per share.

On October 18, 2019, the Company exchanged $200,000 of the outstanding principal and interest under the December 2018 Note for 2,000,000 shares of the Company’s common stock at an exchange price of $0.10 per share.

On October 24, 2019, the Company exchanged $195,000 of the outstanding principal and interest under the December 2018 Note for 1,950,000 shares of the Company’s common stock at an exchange price of $0.10 per share.

On October 31, 2019, the Company exchanged $240,000 of the outstanding principal and interest under the December 2018 Note for 3,000,000 shares of the Company’s common stock at an exchange price of $0.08 per share.

On November 5, 2019, the Company exchanged $202,400 of the outstanding principal and interest under the December 2018 Note for 2,300,000 shares of the Company’s common stock at an exchange price of $0.088 per share.

Standstill Agreement Extension

As part of the exchange agreement dated October 24, 2019, Iliad agreed to extend the standstill previously agreed to pursuant to the terms of that certain Standstill Agreement, dated as of August 8, 2019, whereby Iliad will not be entitled to redeem all or any portion of the principal amount of the original December 2018 Note until December 31, 2019, and (ii) the maturity date of the Original Note was extended to December 31, 2019.

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

Overview of our Business

We provide a number of different technology products and services relating to Indoor Data including Indoor Positioning, Mapping Analytics and other digital solutions to private and public sector customers. Effective August 31, 2018, the Company completed a Spin-off of Sysorex and the associated Infrastructure business and it is no longer a part of our reporting in the current year. In prior years’ financial data, the revenue and expenses of the Spin-off entities are shown as discontinued operations. Our Indoor Positioning Analytics (“IPA”) products secure, digitize and optimize the interior of any premises with indoor positioning and data analytics that provide rich positional information, similar to a global positioning system, and browser-like intelligence for the indoors. On May 21, 2019, we acquired Locality, a technology company based near Vancouver, Canada, specializing in wireless device positioning and radio frequency (“RF”) augmentation of video surveillance systems and on June 27, 2019, we acquired certain global positioning system (“GPS”) products, software, technologies, and intellectual property from GTX, a U.S. based company specializing in GPS technologies. On August 15, 2019 we acquired Jibestream an indoor intelligent mapping platform company based in Toronto, Canada. These transactions expand our indoor positioning product line. In addition, we offer digital tear-sheets with optional invoice integration, digital ad delivery, and an e-edition designed for reader engagement for the media, publishing and entertainment industry.

Revenues increased in the three months ended September 30, 2019 over the same period in 2018 by approximately 63% because of an increase in our IPA revenues resulting from an increased focus on the IPA product line after the Spin-off of our Sysorex business, the acquisitions mentioned above and the addition of a new customer that accounted for approximately 33% of our revenues for the third quarter of 2019. We expect to continue to grow our IPA product line in 2019. The IPA product line does have long sales cycles, which are a result from customer-related issues such as budget and procurement processes but also because of the early stages of indoor-positioning technology and the learning curve required for customers to implement such solutions. Customers also engage in a pilot program first which prolongs sales cycles and is typical of most emerging technology adoption curves. We anticipate sales cycles to improve in 2019 as our customer base moves from early adopters to mainstream customers. The sales cycle is also improving with the increased presence and awareness of beacon and Wi-Fi locationing technologies in the market. IPA sales can be licensed-based with government customers but commercial customers typically prefer a SaaS or subscription model. Our other digital solutions are also delivered on a SaaS model and allow us to generate industry analytics that complement our indoor-positioning solutions.

We experienced a net loss of $6.6 million and $5.2 million for the three months ended September 30, 2019 and 2018, respectively, and a net loss of $17.0 million and $17.3 million for the nine months ended September 30, 2019 and 2018, respectively. We cannot assure that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. In order to continue our operations, we have supplemented the revenues we earned with proceeds from the sale of our equity and debt securities and proceeds from loans and bank credit lines. Furthermore, except for our Payplant facility, we have no committed source of financing and we cannot assure that we will be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to scale back our business operations by reducing expenditures for employees, consultants, business development and marketing efforts, selling assets or one or more products in our business, or otherwise severely curtailing our operations.

Corporate Strategy Update

Management continues to pursue a corporate strategy that is focused on building and developing our business as a provider of turnkey solutions ranging from the collection of data to delivering insights from that data to our customers with a focus on securing, digitizing and optimizing premises with our Indoor Positioning, Mapping and Analytics solutions for businesses and governments. In connection with such strategy and in order to facilitate our long-term growth, we are evaluating various strategic transactions and acquisitions of companies with technologies and intellectual property (“IP”) that complement such goals by adding technology, differentiation, customers and/or revenue. We are primarily looking for accretive opportunities that have business value and operational synergies. We believe these complimentary technologies will allow us to provide a comprehensive Indoor Data Platform, or one-stop shop to our customers. We believe that acquiring complementary products and/or IP will add value to the Company. Candidates with proven technologies that complement our overall strategy may come from anywhere in the world, so long as there are strategic and financial reasons to make the acquisition. If we make any acquisitions in the future, we expect that we may pay for such acquisitions using our equity securities, cash and debt financing in combinations appropriate for each acquisition. In connection with this strategy, on May 21, 2019, we acquired Locality, a technology company based near Vancouver, Canada, specializing in wireless device positioning and radio frequency (“RF”) augmentation of video surveillance systems. In addition, on June 27, 2019, we acquired certain global positioning system (“GPS”) products, software, technologies, and intellectual property from GTX, a U.S. based company specializing in GPS technologies. These transactions expand our patent portfolio and includes certain granted or licensed patents and GPS and RF technologies. Furthermore, on August 15, 2019, we acquired Jibestream, a provider of highly configurable intelligent indoor mapping platforms to expand our suite of products.

Recent Events

Note Exchanges

During the third quarter ended September 30, 2019, the Company entered into exchange agreements with Iliad Research and Trading, L.P. pursuant to which it exchanged an aggregate amount of $724,807 of the outstanding balance of the outstanding convertible promissory note issued on December 31, 2018 for partitioned notes and then exchanged such notes for an aggregate of 1,403,772 shares of common stock at exchange prices between $0.51 and $0.532 per share.

Subsequent to the quarter ended September 30, 2019, between October 15, 2019 and November 5, 2019, the Company entered into exchange agreements pursuant to which it exchanged an aggregate amount of $1,037,400 of the outstanding balance of the outstanding convertible promissory note issued on December 21, 2018 for partitioned notes and then exchanged such notes for an aggregate of 11,068,182 shares of common stock at exchange prices between $0.08 and $0.11 per share.

Standstill Agreement

Effective as of August 12, 2019, the Company and Chicago Venture Partners, L.P. (“Chicago” or the “Holder”), the holder of that certain unsecured promissory note issued on June 27, 2019 (the “June 2019 Note”) in an aggregate principal amount of $1,895,000 entered into an amendment agreement, dated as of August 14, 2019, to provide that the Company’s obligation to repay all or a portion of the outstanding balance of the June 2019 Note upon the completion of any offering of equity securities of Company would not apply or be effective until December 27, 2019. As consideration for the amendment, a fee of approximately $191,883 was added to the outstanding balance of the June 2019 Note.

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

August 2019 Financing

On August 12, 2019, in an offering of our securities (the “August Offering”) we sold an aggregate of (i) 6,497,410 shares of our common stock, (ii) 2,997 shares of our Series 6 Convertible Preferred Stock, with a stated value $1,000 per share, convertible into shares of our common stock (the “Series 6 Preferred Stock”), and (iii) Series A warrants to purchase up to an aggregate of 17,297,410 shares of common stock at an exercise price per share of $0.2775, resulting in gross proceeds to the Company of approximately $4.8 million, and net proceeds of approximately $4 million after deducting the underwriting discounts and offering expenses.

September 2019 Promissory Note

On September 17, 2019, the Company entered into a note purchase agreement with the Holder, pursuant to which the Company agreed to issue and sell to the Holder an unsecured promissory note (the “September 2019 Note”) in an aggregate principal amount of $952,500.00, which is payable on or before the date that is 9 months from the issuance date. The Initial Principal Amount includes an original issue discount of $187,500 and $15,000 that the Company agreed to pay to the Holder to cover the Holder’s legal fees, accounting costs, due diligence, monitoring and other transaction costs. In exchange for the Note, the Holder paid an aggregate purchase price of $750,000.00. Interest on the Note accrues at a rate of 10% per annum and is payable on the maturity date or otherwise in accordance with the September 2019 Note. The Company may pay all or any portion of the amount owed earlier than it is due; provided, that in the event the Company elects to prepay all or any portion of the outstanding balance, it shall pay to the Holder 115% of the portion of the outstanding balance the Company elects to prepay. Beginning on the date that is 6 months from the issuance date and at the intervals indicated below until the September 2019 Note is paid in full, the holder shall have the right to redeem up to an aggregate of 1/3 of the initial principal balance of the September 2019 Note each month by providing written notice to the Company; provided, however, that if the holder does not exercise any monthly redemption amount in its corresponding month then such monthly redemption amount shall be available for the holder to redeem in any future month in addition to such future month’s monthly redemption amount. Upon receipt of any monthly redemption notice, the Company shall pay the applicable monthly redemption amount in cash to the holder within five business days of the Company’s receipt of such monthly redemption notice. The September 2019 Note includes customary event of default provisions, subject to certain cure periods, and provides for a default interest rate of 22%. Upon the occurrence of an event of default (except a default due to the occurrence of bankruptcy or insolvency proceedings (the “Bankruptcy-Related Event of Default”)), the Holder may, by written notice, declare all unpaid principal, plus all accrued interest and other amounts due under the September 2019 Note to be immediately due and payable at an amount equal to 115% of the outstanding balance of the Note (the “Mandatory Default Amount”). Upon the occurrence of a Bankruptcy-Related Event of Default, without notice, all unpaid principal, plus all accrued interest and other amounts due under the Note will become immediately due and payable at the Mandatory Default Amount.

GTX Registration Extension and Loan

In connection with the acquisition of certain assets of GTX Corp (“GTX”) pursuant to the terms of an Asset Purchase Agreement, dated June 27, 2019, we agreed to file a resale registration statement within 30 days of the closing date of the asset acquisition (the “Registration Filing Deadline”), to register the shares issued to GTX as partial consideration for the assets (the “GTX Shares”) for resale. In the event that such registration statement was not filed on or prior to the Registration Filing Deadline, or in the event that thereafter such registration statement is not declared effective by the SEC within 45 days of the closing date (the “Effectiveness Date”), we agreed to loan GTX, at its option, up to $50,000 per month until the earlier of the effectiveness of the registration statement or the date on which such shares may be sold without restriction in accordance with Rule 144 under the Securities Act for up to a maximum of $250,000 in the aggregate. Each promissory note representing a loan to GTX will have a maturity date that is 210 days from the issue date of such note and will accrue interest at a rate of 5% per annum (“GTX Note”). Pursuant to the terms of an extension agreement between the Company and GTX, the Registration Filing Deadline was extended until the end of the thirty-day period commencing upon the execution of the underwriting agreement and the Effectiveness Date was extended to 60 days following the end of the 60-day period commencing upon the execution of the underwriting agreement. The registration statement registering the resale of the GTX Shares was filed on September 13, 2019 and declared effective on October 18, 2019. In addition, on September 16, 2019, the Company loaned GTX $50,000 (the “Loan Amount”) as represented by a GTX Note issued by GTX in an aggregate principal amount equal to the Loan Amount.

Jibestream Acquisition

On August 15, 2019, we completed the acquisition of 100% of the outstanding capital stock (the “Transaction”) of Jibestream Inc., an Ontario corporation (“Jibestream”) through our wholly owned subsidiary, Inpixon Canada, Inc. (“Inpixon Canada”), pursuant to the terms of a Share Purchase Agreement, dated July 9, 2019, as amended on August 9, 2019, by and among the Company, Inpixon Canada and each of the persons set forth on Exhibit A of the Purchase Agreement (each, a “Vendor” and collectively, the “Vendors”) and Chris Wiegand, as a Vendor and Vendors’ representative (“Jibestream Share Purchase Agreement”). Jibestream provides highly configurable indoor mapping and location technology. Its platform provides customers with a full-featured geospatial platform that integrates business data with high-fidelity indoor maps to create smart indoor spaces. This allows customers to create multi-dimensional and multi-layered indoor maps, which can be added to existing web or mobile applications. Jibestream’s technology integrates with a variety of third-party indoor positioning systems to allow for clear, contextualized indoor wayfinding and directions. We anticipate utilizing Jibestream’s mapping technology with our existing indoor positioning offerings to offer our customers a more comprehensive suite of products going forward.  Jibestream’s products have applications in any indoor space where location and wayfinding is a concern. Jibestream’s existing product solutions have been deployed in hundreds of venues worldwide and within numerous customer segments including government, airports, malls, office buildings, and hospitals.

At the closing of the Transaction, Inpixon Canada purchased the Shares in exchange for consideration consisting of: (i) CAD $5,000,000 (the “Cash Consideration”), plus an amount equal to all cash and cash equivalents held by Jibestream at the closing, minus, if a negative number, the absolute value of the Estimated Working Capital Adjustment (as defined in the Purchase Agreement), minus any amounts loaned by the Purchaser to Jibestream to settle any Indebtedness (as defined in the Purchase Agreement) or other fees, minus any cash payments to the holders of outstanding options to settle any in-the-money options (the “Option Payout”), minus the deferred revenue costs of CAD $150,000, and minus the costs associated with the audit and review of the financial statements of Jibestream required by the Purchase Agreement (collectively, the “Estimated Cash Closing Amount”); plus (ii) 7,932,969 shares of Inpixon’s common stock (the “Inpixon Shares”), which represents a number of shares determined by dividing CAD $3,000,000, after application of the exchange rate quoted by the Royal Bank of Canada as of August 15, 2019 (the “Exchange Rate”), by $0.2775 per share (the “Price Per Share”). An aggregate of 3,173,187 Inpixon Shares (the “Holdback Shares”) are subject to transfer restrictions and forfeiture in order to secure the indemnification and other obligations of the Vendors in favor of the Company arising out of or pursuant to Article VIII of the Purchase Agreement and, at the option of the Company, to secure the obligation of the Vendors’ to pay any adjustment to the Purchase Price.

In accordance with applicable Nasdaq rules, the issuance of an aggregate of 2,864,000 Holdback Shares (the “Excess Shares”) are subject to the receipt of stockholder approval in accordance with applicable Nasdaq listing rules, which was obtained on October 31, 2019.

In addition, pursuant to the Purchase Agreement, as amended, the Company agreed to file on or before the thirtieth (30th) day from the date of the underwriting agreement signed in connection with the Offering an “evergreen” shelf registration statement on Form S-1 or Form S-3 pursuant to Rule 415 under the Securities Act, providing for the resale of the Inpixon Shares issued pursuant to the Purchase Agreement on a continuous basis and will use best efforts to cause such registration statement to become effective no later than the date that is 60 days from the date of the underwriting agreement signed in connection with the Offering. The registration statement registering the resale of the Inpixon Shares was filed on September 13, 2019 and declared effective on October 18, 2019.

Equity Distribution Agreement

On October 10, 2019, the Company entered into an Equity Distribution Agreement with Maxim Group LLC (“Maxim”) under which we may offer and sell shares of our common stock having an aggregate offering price of up to $6.5 million from time to time through Maxim, acting exclusively as our sales agent. The Company intends to use the net proceeds of the Offering primarily for working capital and general corporate purposes. We may also use a portion of the net proceeds to invest in or acquire businesses or technologies that we believe are complementary to our own, although we have no current plans, commitments or agreements with respect to any acquisitions as of the date of this report. The Company sold 6,415,270 shares of common stock between October 16, 2019 and October 31, 2019 at per share prices between $0.0794 and $0.116. These sales resulted in net proceeds to the Company of approximately $589,000. The Company paid Maxim compensation of approximately $28,000, based on a rate of 4.5% of the gross sales.

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

Professional Services Revenue Recognition

The Company’s professional services include fixed fee and time and materials contracts. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and materials contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts including maintenance service provided by in house personnel, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the three and nine months ended September 30, 2019 and 2018, the Company did not incur any such losses. These amounts are based on known and estimated factors.

Contract Balances

The timing of our revenue recognition may differ from the timing of payment by our customers. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. As of September 30, 2019, the Company had deferred revenue of approximately $789,000 related to software license agreements and approximately $262,000 related to cash received in advance for product maintenance services provided by the Company’s technical staff. The Company expects to satisfy its remaining performance obligations for these maintenance services and recognize the deferred revenue and related contract costs over the next twelve months.

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

When assessing the recoverability of our long-lived assets, which include property and equipment and finite-lived intangible assets, we make assumptions regarding estimated future cash flows and other factors. Some of these assumptions involve a high degree of judgment and also bear a significant impact on the assessment conclusions. Included among these assumptions are estimating undiscounted future cash flows, including the projection of comparable sales, operating expenses, capital requirements for maintaining property and equipment and residual value of asset groups. We formulate estimates from historical experience and assumptions of future performance, based on business plans and forecasts, recent economic and business trends, and competitive conditions. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge. Based on our evaluation we did not record a charge for impairment for the three and nine months ended September 30, 2019 and 2018.

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

We evaluate the remaining useful lives of long-lived assets and identifiable intangible assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. Such events or circumstances may include (but are not limited to): the effects of obsolescence, demand, competition, and/or other economic factors including the stability of the industry in which we operate, known technological advances, legislative actions, or changes in the regulatory environment. If the estimated remaining useful lives change, the remaining carrying amount of the long-lived assets and identifiable intangible assets would be amortized prospectively over that revised remaining useful life. We have determined that there were no events or circumstances during the three and nine months ended September 30, 2019 and 2018, which would indicate a revision to the remaining amortization period related to any of our long-lived assets. Accordingly, we believe that the current estimated useful lives of long-lived assets reflect the period over which they are expected to contribute to future cash flows and are therefore deemed appropriate.

Acquired In-Process Research and Development (“IPR&D”)

In accordance with authoritative guidance, we recognize IPR&D at fair value as of the acquisition date, and subsequently account for it as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. Once an IPR&D project has been completed, the useful life of the IPR&D asset is determined and amortized accordingly. If the IPR&D asset is abandoned, the remaining carrying value is written off. During fiscal year 2014, we acquired IPR&D through the acquisition of AirPatrol, in 2015 through the acquisition of the assets of LightMiner and in 2019 through the acquisitions of Locality, Jibestream and certain assets of GTX. Our IPR&D is comprised of AirPatrol, LightMiner, Locality, Jibestream and GTX technology, which was valued on the date of the acquisition. It will take additional financial resources to continue development of these technologies.

We continue to seek additional resources, through both capital raising efforts and meeting with industry experts, for further development of the AirPatrol, Locality, Jibestream and GTX technologies. Through September 30, 2019, we have made some progress with raising capital since these acquisitions, building our pipeline and getting industry acknowledgment. We have been recognized by leading industry analysts in a report on leading indoor positioning companies and was also awarded the IoT Security Excellence award by TMC. Management remains focused on growing revenue from these products and continues to pursue efforts to recognize the value of the AirPatrol, LightMiner, Locality, Jibestream and GTX technologies. Although there can be no assurance that these efforts will be successful, we intend to allocate financial and personnel resources when deemed possible and/or necessary. If we choose to abandon these efforts, or if we determine that such funding is not available, the related IPR&D will be subject to significant impairment.

Impairment of Long-Lived Assets Subject to Amortization

We amortize intangible assets with finite lives over their estimated useful lives and review them for impairment whenever an impairment indicator exists. We continually monitor events and changes in circumstances that could indicate carrying amounts of our long-lived assets, including our intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. We did not recognize any intangible asset impairment charges for the three and nine months ended September 30, 2019. See “Acquired In-Process Research and Development (“IPR&D”)” for further information.

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

As of September 30, 2019 and December 31, 2018, reserves for credit losses included a reserve for doubtful accounts of approximately $505,000 and $464,000, respectively, due to the aging of the items greater than 120 days outstanding and other potential non-collections.

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

For the three months ended September 30, 2019 and 2018, the Company incurred stock-based compensation charges of $871,000 and $122,000, respectively. For the nine months ended September 30, 2019 and 2018, the Company incurred stock-based compensation charges of $2,618,000 and $979,000, respectively. The principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:

For the Nine Months Ended September 30, 2019
Risk-free interest rate	1.77-2.66%
Expected life of option grants	7 years
Expected volatility of underlying stock	49.48-106.16%
Dividends assumption	$--

The Company recorded a stock based compensation charge for the amortization of employee stock options of $871,000 and $122,000 for the three months ended September 30, 2019 and 2018, respectively, and $2,376,000 and $899,000 for the nine months ended September 30, 2019 and 2018, respectively.

Results of Operations

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The following table sets forth selected condensed consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	For the Three Months Ended
	September 30, 2019		September 30, 2018
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	% Change*

Revenues	$1,534	100%	$940	100%	63%
Cost of revenues	$382	25%	$298	32%	28%
Gross profit	$1,152	75%	$642	68%	79%
Operating expenses	$6,836	446%	$3,959	421%	73%
Loss from operations	$(5,684)	(371)%	$(3,317)	(353)%	71%
Net loss	$(6,579)	(429)%	$(5,180)	(551)%	27%
Net loss attributable to stockholders of Inpixon	$(6,584)	(429)%	$(5,184)	(551)%	27%

*	Amounts used to calculate dollar and percentage changes are based on numbers in the thousands. Accordingly, calculations in this item, which may be rounded to the nearest hundred thousand, may not produce the same results.

Revenues

Revenues for the three months ended September 30, 2019 were $1,534,000 compared to $940,000 for the comparable period in the prior year for an increase of $594,000, or approximately 63%. Revenues increased in the third quarter of 2019 over the prior period in 2018 primarily due to an increase in our IPA revenues resulting from an increased focus on the IPA product line and a new significant customer. Our increased revenue is a result of a new customer retained in the three months ended March 31, 2019 which represents approximately 33% of our revenues for the three months ended September 30, 2019.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2019 were $382,000 compared to $298,000 for the comparable period in the prior year. This increase of $84,000, or approximately 28%, was primarily attributable to the increase in IPA revenue during the three months ended September 30, 2019.

The gross profit margin for the three months ended September 30, 2019 was 75% compared to 68% for the three months ended September 30, 2018. This increase in margin is primarily due to the increase in higher margin IPA revenue during the three months ended September 30, 2019.

Operating Expenses

Operating expenses for the three months ended September 30, 2019 were $6.8 million and $4.0 million for the comparable period ended September 30, 2018. This increase of approximately $2.8 million is primarily attributable to $495,000 of higher acquisition costs, approximately $479,000 of Jibestream’s operating expenses, approximately $749,000 of higher stock-based compensation expense and higher professional fees, bad debts expense and other administrative costs during the three months ended September 30, 2019.

Loss From Operations

Loss from operations for the three months ended September 30, 2019 was $5.7 million as compared to $3.3 million for the comparable period in the prior year. This increase of approximately $2.4 million was primarily attributable to the higher gross margin offset by higher operating expenses during the three months ended September 30, 2019 as discussed in the reporting caption above.

Other Income/Expense

Other income/expense for the three months ended September 30, 2019 was a loss of $928,000 compared to a loss of $78,000 for the comparable period in the prior year. This increase in loss of $850,000 is primarily attributable to the interest income from a related party note offset by an increase in interest expense and debt discount on promissory notes in the three months ended September 30, 2019.

Provision for Income Taxes

There was no provision for corporate income taxes for the three months ended September 30, 2019 and 2018 as the Company was in a net taxable loss position. Deferred tax assets resulting from such losses are fully reserved as of September 30, 2019 and 2018 since, at present, the Company has no history of taxable income and it is more likely than not that such assets will not be realized. The Company recorded an income tax benefit of approximately $33,000 during the three months ended September 30, 2019 for the reduction of the deferred tax liability related to the amortization of the Locality and Jibestream intangibles.

Net Gain and Net Loss Attributable To Non-Controlling Interest

Net gain attributable to non-controlling interest for the three months ended September 30, 2019 was $5,000 compared to net gain of $4,000 for the comparable period in the prior year. This increase in gain of $1,000 was attributable to the gain from Inpixon India and is immaterial.

Net Loss Attributable To Stockholders of Inpixon

Net loss attributable to stockholders of Inpixon for the three months ended September 30, 2019 was $6.6 million compared to $5.2 million for the comparable period in the prior year. The higher loss of approximately $1.4 million was primarily attributable to higher margin IPA revenue offset by higher operating and interest expense during the three months ended September 30, 2019.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The following table sets forth selected condensed consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	For the Nine Months Ended
	September 30, 2019		September 30, 2018
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	% Change*

Revenues	$4,387	100%	$2,627	100%	67%
Cost of revenues	$1,109	25%	$818	31%	36%
Gross profit	$3,278	75%	$1,809	69%	81%
Operating expenses	$18,550	423%	$13,388	510%	39%
Loss from operations	$(15,272)	(348)%	$(11,579)	(441)%	32%
Net loss	$(16,960)	(387)%	$(17,278)	(658)%	(2)%
Net loss attributable to stockholders of Inpixon	$(16,969)	(387)%	$(17,284)	(658)%	(2)%

*	Amounts used to calculate dollar and percentage changes are based on numbers in the thousands. Accordingly, calculations in this item, which may be rounded to the nearest hundred thousand, may not produce the same results.

Revenues

Revenues for the nine months ended September 30, 2019 were $4.4 million compared to $2.6 million for the comparable period in the prior year for an increase of approximately $1.8 million, or approximately 67%. Revenues increased in the nine months ended September 30, 2019 over the prior period in 2018 primarily due to an increase in our IPA revenues resulting from an increased focus on the IPA product line. Our increased focus resulted in the addition of a new customer, representing approximately 46% of our revenues for the nine months ended September 30, 2019.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2019 were $1,109,000 compared to $818,000 for the comparable period in the prior year. This increase of $291,000, or approximately 36%, was primarily attributable to the increase in IPA revenue during the nine months ended September 30, 2019.

The gross profit margin for the nine months ended September 30, 2019 was 75% compared to 69% for the nine months ended September 30, 2018. This increase in margin is primarily due to the increase in higher margin IPA revenue during the nine months ended September 30, 2019.

Operating Expenses

Operating expenses for the nine months ended September 30, 2019 were $18.6 million and $13.4 million for the comparable period ended September 30, 2018. This increase of approximately $5.2 million is primarily attributable to approximately $1.1 million of higher acquisition costs, approximately $479,000 of Jibestream’s operating expenses, approximately $1.6 million of higher stock-based compensation expense and higher professional fees, compensation expense, marketing expense, bad debts expense and other administrative costs during the nine months ended September 30, 2019.

Loss From Operations

Loss from operations for the nine months ended September 30, 2019 was $15.3 million as compared to $11.6 million for the comparable period in the prior year. This increase of approximately $3.7 million was primarily attributable to higher gross margins offset by higher operating expenses during the nine months ended September 30, 2019 as discussed in the reporting caption above.

Other Income/Expense

Other income/expense for the nine months ended September 30, 2019 was a loss of $1,723,000 compared to a loss of $921,000 for the comparable period in the prior year. This increase in loss of $802,000 is primarily attributable to the interest income from a related party note offset by higher interest expense and debt discount during the nine months ended September 30, 2019.

Provision for Income Taxes

There was no provision for corporate income taxes for the nine months ended September 30, 2019 and 2018 as the Company was in a net taxable loss position. Deferred tax assets resulting from such losses are fully reserved as of September 30, 2019 and 2018 since, at present, the Company has no history of taxable income and it is more likely than not that such assets will not be realized. The Company recorded an income tax benefit of approximately $35,000 during the nine months ended September 30, 2019 for the reduction of the deferred tax liability related to the amortization of the Locality and Jibestream intangibles.

Net Gain and Net Loss Attributable To Non-Controlling Interest

Net gain attributable to non-controlling interest for the nine months ended September 30, 2019 was $9,000 compared to net gain of $6,000 for the comparable period in the prior year. This increase in gain of $3,000 was attributable to the gain from Inpixon India and is immaterial.

Net Loss Attributable To Stockholders of Inpixon

Net loss attributable to stockholders of Inpixon for the nine months ended September 30, 2019 was $17.0 million compared to $17.3 million for the comparable period in the prior year. The lower loss of approximately $0.3 million was primarily attributable to higher margin IPA revenue offset by higher operating costs and interest expense during the nine months ended September 30, 2019 and the additional losses from deconsolidated operations of the Spin-off during the nine months ended September 30, 2018.

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

Adjusted EBITDA for the three months ended September 30, 2019 was a loss of $2.4 million compared to a loss of $3.4 million for the prior period in 2018. Adjusted EBITDA for the nine months ended September 30, 2019 was a loss of $7.0 million compared to a loss of $10.9 million for the prior period in 2018.

The following table presents a reconciliation of net income/loss attributable to stockholders of Inpixon, which is our GAAP operating performance measure, to Adjusted EBITDA for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss attributable to common stockholders	$(6,584)	$(5,184)	$(18,219)	$(28,519)
Adjustments:
Non-recurring one-time charges:
Acquisition transaction/financing costs	573	78	1,220	94
Costs associated with public offering	--	4	50	85
Gain on the settlement of obligations	--	(45)	--	(307)
Gain on earnout	--	--	--	(934)
Gain on the sale of Sysorex Arabia	--	--	--	(23)
Cain on the sale of contracts	--	--	--	(601)
Change in the fair value of derivative liability	--	--	--	(48)
Provision for doubtful accounts	253	--	358	221
Severance	26	--	126	15
Settlement of litigation	--	--	6	--
Loss on exchange of debt for equity	27	--	188	--
Deemed dividend to preferred stockholders	--	--	--	11,235
Deemed dividend for triggering of warrant down round feature	--	--	1,250	--
Stock-based compensation - compensation and related benefits	871	122	2,618	979
Interest expense	1,190	146	2,054	1,784
Depreciation and amortization	1,268	1,452	3,428	5,138
Income tax benefit	(33)	--	(35)	--
Adjusted EBITDA	$(2,409)	$(3,427)	$(6,956)	$(10,881)

We rely on Adjusted EBITDA, which is a non-GAAP financial measure for the following:

●	to review and assess the operating performance of our Company as permitted by Accounting Standards Codification Topic 280, Segment Reporting;

●	to compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	as a basis for allocating resources to various projects;

●	as a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	to evaluate internally the performance of our personnel.

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

Proforma Non-GAAP Net Loss per Share

Basic and diluted net loss per share for the three months ended September 30, 2019 was ($0.28) compared to ($4.84) for the prior period in 2018. Basic and diluted net loss per share for the nine months ended September 30, 2019 was ($1.46) compared to ($55.24) for the prior period in 2018. The decreased loss per share in 2019 was attributable to the changes discussed in our results of operations, deemed dividends and the change in weighted average shares outstanding from 2018 to 2019.

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

Proforma non-GAAP net loss per basic and diluted common share for the three months ended September 30, 2019 was ($0.17) compared to a loss of ($3.61) per share for the prior period in 2018. Proforma non-GAAP net loss per basic and diluted common share for the nine months ended September 30, 2019 was ($0.79) compared to a loss of ($27.11) per share for the prior period in 2018.

The following table presents a reconciliation of net loss per basic and diluted share, which is our GAAP operating performance measure, to proforma non-GAAP net loss per share for the periods reflected (in thousands, except per share data):

(thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss attributable to common stockholders	$(6,584)	$(5,184)	$(18,219)	$(28,519)
Adjustments:
Non-recurring one-time charges:
Acquisition transaction/financing costs	573	78	1,220	94
Costs associated with public offering	--	4	50	85
Gain on the settlement of obligations	--	(45)	--	(307)
Gain on earnout	--	--	--	(934)
Gain on the sale of Sysorex Arabia	--	--	--	(23)
Gain on the sale of contracts	--	--	--	(601)
Change in the fair value of derivative liability	--	--	--	(48)
Provision for doubtful accounts	253	--	358	221
Severance	26	--	126	15
Settlement of litigation	--	--	6	--
Loss on exchange of debt for equity	27	--	188	--
Deemed dividend to preferred stockholders	--	--	--	11,235
Deemed dividend for triggering of warrant down round feature	--	--	1,250	--
Stock-based compensation - compensation and related benefits	871	122	2,618	979
Amortization of intangibles	969	1,158	2,602	3,804
Proforma non-GAAP net loss	$(3,865)	$(3,867)	$(9,801)	$(13,999)
Proforma non-GAAP net loss per basic and diluted common share	$(0.17)	$(3.61)	$(0.79)	$(27.11)
Weighted average basic and diluted common shares outstanding	23,366,543	1,071,310	12,442,450	516,302

We rely on proforma non-GAAP net loss per share, which is a non-GAAP financial measure:

●	to review and assess the operating performance of our Company as permitted by Accounting Standards Codification Topic 280, Segment Reporting;

●	to compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	as a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	to evaluate internally the performance of our personnel.

We have presented proforma non-GAAP net loss per share above because we believe it conveys useful information to investors regarding our operating results. We believe it provides an additional way for investors to view our operations, when considered with both our GAAP results and the reconciliation to net income (loss), and that by including this information we can provide investors with a more complete understanding of our business. Specifically, we present proforma non-GAAP net loss per share as supplemental disclosure because:

●	we believe proforma non-GAAP net loss per share is a useful tool for investors to assess the operating performance of our business without the effect of non-cash items including stock based compensation, amortization of intangibles and one time charges including gain on the settlement of obligations, severance costs, provision for doubtful accounts, change in the fair value of shares to be issued, acquisition costs and the costs associated with public offerings;

●	we believe that it is useful to provide to investors a standard operating metric used by management to evaluate our operating performance; and

●	we believe that the use of proforma non-GAAP net loss per share is helpful to compare our results to other companies.

Liquidity and Capital Resources as of September 30, 2019

Our current capital resources and operating results as of and through September 30, 2019, consist of:

1)	an overall working capital deficit of $11.7 million;

2)	cash of approximately $494,000;

3)	the Payplant credit facility which we may borrow against based on eligible assets with a balance of $259,000 as of September 30, 2019; and

4)	net cash used by operating activities for the period of $9.1 million.

The breakdown of our overall working capital deficit is as follows (in thousands):

Working Capital	Assets	Liabilities	Net
Cash and cash equivalents	$494	$--	$494
Accounts receivable, net / accounts payable	2,451	2,333	118
Operating lease obligation	--	440	(440)
Prepaid licenses and maintenance contracts/deferred revenue	--	1,051	(1,051)
Notes and other receivables / Short-term debt	219	10,059	(9,840)
Other	1,371	2,353	(982)
Total	$4,535	$16,236	$(11,701)

Net cash used in operating activities during the nine months ended September 30, 2019 of $9.1 million consists of net loss of $17.0 million offset by non-cash adjustments of $8.4 million less net cash changes in operating assets and liabilities of $0.5 million.

The Company’s capital resources as of September 30, 2019, availability on the Payplant facility to finance purchase orders and invoices in an amount equal to 80% of the face value of purchase orders received and funds from its revenue will not be sufficient to fund planned operations during the next twelve months from the date the financial statements are issued based on current projections. In addition, the Company is pursuing possible strategic transactions. Therefore, the Company may raise such additional capital as needed, through the issuance of equity, equity-linked or debt securities. In this regard, on October 10, 2019, we entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Maxim Group LLC (“Maxim”) under which we may offer and sell shares of our common stock having an aggregate offering price of up to $6,500,000 from time to time through Maxim, acting exclusively as our sales agent. Under the Equity Distribution Agreement, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Equity Distribution Agreement, Maxim may sell the shares by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act, including sales made directly on or through the Nasdaq Capital Market, the existing trading market for our common stock, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices, and/or any other method permitted by law.

Going Concern and Management Plans

Our condensed consolidated financial statements as of September 30, 2019 have been prepared under the assumption that we will continue as a going concern for the next twelve months from the date the financial statements are issued. Footnote 1 to the notes to our condensed consolidated financial statements as of September 30, 2019 include language referring to our recurring and continuing losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Management’s plans and assessment of the probability that such plans will mitigate and alleviate any substantial doubt about the Company’s ability to continue as a going concern, is dependent upon the ability to obtain additional equity or debt financing, attain further operating efficiency, reduce expenditures, and, ultimately, to generate sufficient levels of revenue, which together represent the principal conditions that raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements as of September 30, 2019 do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources – Payplant

As of September 30, 2019, the principal amount outstanding under the Loan Agreement was $259,000.

Liquidity and Capital Resources as of September 30, 2019 Compared to September 30, 2018

The Company’s net cash flows used in operating, investing and financing activities for the nine months ended September 30, 2019 and 2018 and certain balances as of the end of those periods are as follows (in thousands):

	For the Nine Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(9,057)	$(23,455)
Net cash used in investing activities	(4,884)	(1,237)
Net cash provided by financing activities	13,318	25,957
Effect of foreign exchange rate changes on cash	(36)	(15)
Net increase in cash	$(659)	$1,250

	As of September 30, 2019	As of December 31, 2018
Cash and cash equivalents	$494	$1,008
Working capital (deficit)	$(11,701)	$(3,926)

Operating Activities for the nine months ended September 30, 2019

Net cash used in operating activities during the nine months ended September 30, 2019 was $9.1 million. Net cash used in operating activities during the nine months ended September 30, 2018 was $23.5 million. The cash flows related to the nine months ended September 30, 2019 consisted of the following (in thousands):

Net loss	$(16,960)
Non-cash income and expenses	8,440
Net change in operating assets and liabilities	(537)
Net cash used in operating activities	$(9,057)

The non-cash income and expense of $8.4 million consisted primarily of the following (in thousands):

$3,428	Depreciation and amortization expenses (including amortization of intangibles) primarily attributable to the Shoom, AirPatrol, LightMiner, Locality, and Jibestream operations, which were acquired effective August 31, 2013, April 16, 2014, November 21, 2016, May 21, 2019, and August 15, 2019 respectively.
2,618	Stock-based compensation expense attributable to warrants and options issued as part of Company operations
1,543	Amortization of debt discount
267	Amortization of right of use asset
50	Amortization of technology
188	Loss on exchange of debt for equity
358	Provision for doubtful accounts
(12)	Other
$8,440	Total non-cash expenses

The net use of cash in the change in operating assets and liabilities aggregated approximately $0.5 million and consisted primarily of the following (in thousands):

$(1,241)	Increase in accounts receivable and other receivables
(523)	Increase in inventory and other assets
1,140	Increase in accounts payable
456	Increase in accrued liabilities and other liabilities
(369)	Decrease in deferred revenue
$(537)	Net use of cash in the changes in operating assets and liabilities

Operating Activities for the nine months ended September 30, 2018

Net cash used in operating activities during the nine months ended September 30, 2018 was $23.5 million and consisted of the following (in thousands):

Net loss	$(17,278)
Non-cash income and expenses	5,456
Net change in operating assets and liabilities	(11,633)
Net cash used in operating activities	$(23,455)

The non-cash income and expense of $5.5 million consisted primarily of the following (in thousands):

$5,138	Depreciation and amortization expenses (including amortization of intangibles) primarily attributable to the Lilien, Shoom, AirPatrol, LightMiner and Integrio operations, which were acquired effective March 1, 2013, August 31, 2013, April 16, 2014, April 24, 2015 and November 21, 2016, respectively
(48)	Change in the fair value of derivative liability
979	Stock-based compensation expense attributable to warrants and options issued as part of Company operations
(307)	Gain on settlement of liabilities
417	Amortization of debt discount
50	Amortization of technology
221	Provision for doubtful accounts
(934)	Gain on earnout
(23)	Gain on the sale of Sysorex Arabia
(37)	Other
$5,456	Total non-cash expenses

The net use of cash in the change in operating assets and liabilities aggregated $11.6 million and consisted primarily of the following (in thousands):

$207	Decrease in accounts receivable and other receivables
(5)	Increase in prepaid licenses and maintenance contracts
(1)	Increase in inventory and other assets
(8,797)	Decrease in accounts payable
(3,101)	Decrease in accrued liabilities and other liabilities
64	Increase in deferred revenue
$(11,633)	Net use of cash in the changes in operating assets and liabilities

Cash Flows from Investing Activities as of September 30, 2019 and 2018

Net cash flows used in investing activities during the nine months ended September 30, 2019 was $4.9 million compared to net cash flows used in investing activities during the nine months ended September 30, 2018 of $1.2 million. Cash flows related to investing activities during the nine months ended September 30, 2019 include $3.7 million investment in Jibestream, $250,000 investment in GTX, $204,000 investment in Locality, $658,000 investment in capitalized software, and $58,000 for the purchase of property and equipment. Cash flows related to investing activities during the nine months ended September 30, 2018 include $661,000 investment in capitalized software, $175,000 investment in Athentek, $39,000 for the purchase of property and equipment and $362,000 of cash that was contributed to Sysorex in connection with the spin-off.

Cash Flows from Financing Activities as of September 30, 2019 and 2018

Net cash flows provided by financing activities during the nine months ended September 30, 2019 was $13.3 million. Net cash flows provided by financing activities during the nine months ended September 30, 2018 was $26.0 million. During the nine months ended September 30, 2019, the Company received incoming cash flows of $14.8 million from the issuance of common stock, preferred stock and warrants, $6.8 million of proceeds from promissory notes, $1.7 million of repayments from related parties, and $237,000 of net advances from the bank facility offset by $9.9 million of loans to related party, $141,000 of a loan to Jibestream, $50,000 loan to GTX, $15,000 of advances to related party, and $71,000 of net repayments of notes payable. During the nine months ended September 30, 2018, the Company received incoming cash flows of $28.0 million from the issuance of common stock, preferred stock and warrants and $24,000 of repayments from a related party offset by $1.1 million of net repayments to bank facility, $113,000 of repayments of notes payable and $774,000 of advances to a related party.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We face a number of significant risks and uncertainties in connection with our operations. Our business, results of operations and financial condition could be materially adversely affected by these risks. Except as disclosed below, there have been no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2019 and June 30, 2019.

Risks Related to Our Operations

We have a significant amount of debt outstanding. Such indebtedness, along with the other contractual commitments of our company, could adversely affect our business, financial condition and results of operations.

As of October 27, 2019, we have an aggregate outstanding balance of approximately $10.7 million underlying the promissory notes issued to Iliad and Chicago Venture, which are affiliates of each other. The ability to meet payment and other obligations under these notes depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control as described in this Form 10-Q. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure debt, exchange debt for other securities, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet debt payment and other obligations, which could have a material adverse effect on our financial condition.

In addition, we may incur additional indebtedness in the future. If new debt or other liabilities are added to our current consolidated debt levels, the related risks that we now face could intensify.

We may be required to consolidate the financial results of our former subsidiary, Sysorex, Inc., which could have a material adverse effect on our operating results and financial condition.

On August 31, 2018, the Company completed the spin-off of its value-added reseller business from its indoor positioning analytics business by way of a distribution of all the shares of common stock of its wholly-owned subsidiary, Sysorex, Inc. (“Sysorex”), to its stockholders of record as of August 21, 2018 and certain warrant holders. As of such time, Sysorex’s financial results was deconsolidated from the Company’s financial statements.

As of the date of this Form 10-Q, the Company has concluded that Sysorex does not meet the definition of a variable interest entity (“VIE”); however, in the event that in the future Sysorex meets the definition of a VIE under applicable accounting rules, and we are deemed to be the primary beneficiary, we will be required to consolidate line by line Sysorex’s financial results in our consolidated financial statements for reporting purposes. If Sysorex’s financial results were negative, this would have a corresponding negative impact on our operating results for reporting purposes and could have a material adverse effect on our operating results and financial condition.

Our IPA technologies have to continuously evolve and respond to market changes. If we are unable to commercially release products that are accepted in the market or that generate significant revenues, our financial results will continue to suffer.

IPA technology is rapidly changing, as are the products that our customers are demanding. In order to be able to provide our customers with the products and services that they desire, we too must continuously develop and offer new and improved products and services. Through our acquisition of certain assets of GTX Corp and our acquisitions of Locality and Jibestream, we have attempted to adjust our product offerings to address changing market conditions by offering products such as indoor maps, enhanced video management system, GPS tracking products, and a WiFi only POD sensor. These. These products have met with short-term or limited commercial success, and there can be no assurances that consumer or commercial demand for our future products will meet, or even approach, our expectations. In addition, our pricing and marketing strategies may not be successful. Lack of customer demand, a change in marketing strategy and changes to our pricing models could dramatically alter our financial results. Unless we are able to release location based products that meet a significant market demand, we will not be able to improve our financial condition or the results of our future operations.

If we unable to sell additional products and services to our customers and increase our overall customer base, our future revenue and operating results may suffer.

Our future success depends, in part, on our ability to expand the deployment of the Jibestream platform and technologies acquired from GTX Corp and Locality with existing customers and finding new customers to sell our products and services to. This may require increasingly sophisticated and costly sales efforts and may not result in additional sales. In addition, the rate at which our customers purchase additional products and services, and our ability to attract new customers, depends on a number of factors, including the perceived need for indoor mapping products and services, as well as general economic conditions. If our efforts to sell additional products and services are not successful, our business may suffer.

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

In addition, in connection with the acquisition of certain assets of GTX and the acquisition of Jibestream, we filed a registration statement with the SEC registering the resale of up to 8,932,969 shares of our common stock issued to GTX and issuable to stockholders of Jibestream. Such registration statement was declared effective by the SEC on October 18, 2019. The perception of or actual sales of substantial amounts of shares of our common stock in the public market could cause the trading price of our common stock to decline or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire.

We had outstanding 61,414,108 shares of common stock as of October 28, 2019, all of which have been registered or are available for resale in accordance with the resale restrictions under Rule 144 of the Securities Act as of such date, except 650,000 shares of restricted common stock. In addition, as of October 28, 2019, there were 202 shares issuable upon conversion of 1 share of Series 4 Convertible Preferred Stock, 37,838 shares of common stock issuable upon conversion of 126 shares of Series 5 Convertible Preferred Stock, 4,192,239 shares subject to outstanding warrants, 5,565,852 shares subject to outstanding options under the Company’s equity incentive plans, 39 shares subject to options not under such plans, 1,100 shares of common stock reserved for issuance to investor relations firms, 2,864,000 shares of common stock issuable pursuant to the Jibestream Share Purchase Agreement, an additional 158,234 shares reserved for future issuance under the Company’s Amended and Restated 2011 Employee Stock Incentive Plan and up to an additional 2,750,714 shares of common stock which may be issued under the Company’s 2018 Employee Stock Incentive Plan that will become, or have already become, eligible for sale in the public market to the extent permitted by any applicable vesting requirements, lock-up agreements, if any, Rule 144 under the Securities Act or in connection with their registration under the Securities Act. The issuance or sale of such shares could depress the market price of our common stock.

In the future, we also may issue our securities if we need to raise additional capital. The number of new shares of our common stock issued in connection with raising additional capital could constitute a material portion of the then-outstanding shares of our common stock.

The sale or issuance of our common stock in an at the market offering, pursuant to an equity distribution agreement with Maxim Group LLC, may cause dilution and the sale of the shares of common stock sold pursuant to the equity distribution agreement, or the perception that such sales may occur, could cause the price of our common stock to fall.

On October 10, 2019, we entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Maxim Group LLC (“Maxim”) under which we may offer and sell shares of our common stock having an aggregate offering price of up to $6,500,000 from time to time through Maxim, acting exclusively as our sales agent.

Under the Equity Distribution Agreement, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Equity Distribution Agreement, Maxim may sell the shares by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act, including sales made directly on or through The Nasdaq Capital Market, the existing trading market for our common stock, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices, and/or any other method permitted by law. The Equity Distribution Agreement provides that Maxim will be entitled to compensation for its services in an amount equal to 4.5% of the gross proceeds from the sale of shares sold under the Equity Distribution Agreement.

Depending on market liquidity at the time, sales of shares under the Equity Distribution Agreement may cause the trading price of our common stock to fall. Additionally, further sales of our common stock, if any, under the Equity Distribution Agreement will depend upon market conditions and other factors to be determined by us. We ultimately may sell all, some or none of the shares of our common stock that may be sold pursuant to the Equity Distribution Agreement and, after such shares have been sold, the purchasers may sell all, some or none of those shares. Therefore, sales under the Equity Distribution Agreement could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock under the Equity Distribution Agreement, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect such sales.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a) Sales of Unregistered Securities

None.

c) Issuer Purchases of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

Pursuant to the terms and conditions of that certain Equity Distribution Agreement, dated as of October 10, 2019, by and between the Company and Maxim Group LLC (“Maxim”), the Company sold 6,415,270 shares of common stock between October 16, 2019 and October 31, 2019 at per share prices between $0.0794 and $0.116. These sales resulted in net proceeds to the Company of approximately $589,000. The Company paid Maxim compensation of approximately $28,000, based on a rate of 4.5% of the gross sales. Prior to these sales, the Company had not made any sales under this “at-the-market” equity offering program. Such sales were made pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-223960) filed with the Securities and Exchange Commission on March 27, 2018, as amended on May 15, 2018 and declared effective on June 5, 2018 (the “Form S-3”), the base prospectus dated June 5, 2018 included in the Form S-3 and the prospectus supplement relating to the offering filed with the Securities and Exchange Commission on October 10, 2019.

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

Date: November 5, 2019	INPIXON

	By:	/s/ Nadir Ali
Nadir Ali
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Wendy Loundermon
Wendy Loundermon
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of July 25, 2018, by and between Inpixon USA and Sysorex, Inc.	8-K	001-36404	2.1	July 31, 2018

2.2	Separation and Distribution Agreement, dated August 7, 2018 between Inpixon and Sysorex, Inc.	10-Q	001-36404	2.1	August 13, 2018

2.3	Amendment No. 1 to Separation and Distribution Agreement dated August 31, 2018 between Inpixon and Sysorex, Inc.	8-K	000-55924	10.5	September 4, 2018

2.4*	Share Purchase Agreement, dated May 21, 2019, by and among Inpixon, Inpixon Canada, Inc., Locality Systems Inc., Kirk Moir, in his capacity as the Sellers’ Representative, the Sellers and Garibaldi Capital Advisors Ltd.	8-K	001-36404	2.1	May 22, 2019

2.5*#	Asset Purchase Agreement, dated June 27, 2019, by and between Inpixon and GTX Corp.	8-K	001-36404	2.1	July 1, 2019

2.6*	Share Purchase Agreement, dated July 9, 2019, by and among Inpixon, Inpixon Canada, Inc., Jibestream Inc., the Vendors, and Chris Wiegand, in his capacity as the Vendors’ Representative.	8-K	001-36404	2.1	July 11, 2019

2.7*	Amendment to Share Purchase Agreement, dated as of August 8, 2019, by and among Inpixon, Inpixon Canada, Inc., Chris Wiegand, in his capacity as the Vendors’ Representative, any other shareholder who subsequently signs an adoption agreement, and Jibestream Inc.	8-K	001-36404	2.1	August 9, 2019

2.8*	The Second Amendment to the Share Purchase Agreement, dated August 15, 2019, by and among Inpixon, Inpixon Canada, Inc., Jibestream Inc, and Chris Wiegand, in his capacity as the Vendors’ representative.	8-K	001-36404	2.1	August 19, 2019

3.1	Restated Articles of Incorporation.	S-1	333-190574	3.1	August 12, 2013

3.2	Certificate of Amendment to Articles of Incorporation (Increase Authorized Shares).	S-1	333-218173	3.2	May 22, 2017

3.3	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	April 10, 2014

3.4	Articles of Merger (renamed Sysorex Global).	8-K	001-36404	3.1	December 18, 2015

3.5	Articles of Merger (renamed Inpixon).	8-K	001-36404	3.1	March 1, 2017

3.6	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.2	March 1, 2017

3.7	Certificate of Amendment to Articles of Incorporation (Authorized Share Increase).	8-K	001-36404	3.1	February 5, 2018

3.8	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	February 6, 2018

3.9	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	November 1, 2018

3.10	Bylaws, as amended.	S-1	333-190574	3.2	August 12, 2013

4.1	Specimen Stock Certificate of the Company.	S-1	333-190574	4.1	August 12, 2013

4.2	Form of Certificate of Designation of Preferences, Rights and Limitations of Series 4 Convertible Preferred Stock.	8-K	001-190574	3.1	April 24, 2018

4.3	Certificate of Designation of Series 5 Convertible Preferred Stock, dated as of January 14, 2019.	8-K	001-36404	3.1	January 15, 2019

4.4	Promissory Note, dated as of October 12, 2018.	8-K	001-36404	4.1	October 18, 2018

4.5	Promissory Note, dated as of December 21, 2018.	8-K	001-36404	4.1	December 31, 2018

4.6	Form of Warrant.	8-K	001-36404	4.1	January 15, 2019

4.7	Promissory Note, dated as of May 3, 2019.	8-K	001-36404	4.1	May 3, 2019

4.8	Promissory Note, dated as of June 27, 2019.	8-K	001-36404	4.1	June 27, 2019

4.9	Promissory Note, dated as of August 8, 2019.	8-K	001-36404	4.1	August 9, 2019

4.10	Series 6 Preferred Certificate of Designation, effective as of August 13, 2019.	8-K	001-36404	4.1	August 14, 2019

4.11	Form of Series A warrants.	8-K	001-36404	4.2	August 14, 2019

4.12	Promissory Note, dated as of September 17, 2019.	8-K	001-36404	4.1	September 20, 2019

10.1	Exchange Agreement, dated as of July 5, 2019, by and between Inpixon and Iliad Research and Trading, L.P.	8-K	001-36404	10.1	July 5, 2019

10.2	Exchange Agreement, dated as of July 11, 2019, by and between Inpixon and Iliad Research and Trading, L.P.	8-K	001-36404	10.1	July 11, 2019

10.3*	Note Purchase Agreement, dated as of August 8, 2019.	8-K	001-36404	10.1	August 9, 2019

10.4	Standstill Agreement, dated as of August 8, 2019.	8-K	001-36404	10.2	August 9, 2019

10.5	Form of Jibestream Note.	8-K	001-36404	10.3	August 9, 2019

10.6	Form of Leak-Out Agreement.	8-K	001-36404	10.1	August 14, 2019

10.7	Amendment to Note Purchase Agreement.	10-Q	001-36404	10.27	August 14, 2019

10.8*	Note Purchase Agreement, dated as of September 17, 2019.	8-K	001-36404	10.1	September 20, 2019

10.9	Waiver and Consent Agreement, dated September 17, 2019, by and between Payplant LLC and the Company.	8-K	001-36404	10.2	September 20, 2019

10.10	Form of Exchange Agreement, dated as of July 9, 2019 and July 10, 2019, by and between Inpixon and Iliad Research and Trading, L.P.	8-K	001-36404	10.1	July 10, 2019

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.

X

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.

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