Form 10-K
period 2019-12-31
INPIXON
filed 2020-03-03
CIK 1529113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(Zip Code)

(408) 702-2167

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which each is registered
Common Stock, par value $0.001	INPX	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was $8,106,354 based upon the closing price reported for such date on the Nasdaq Capital Market.

As of February 16, 2020, there were 5,049,062 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Inpixon

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION

CONTAINED IN THIS REPORT

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may,” or other similar expressions in this report. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of anticipated products; and projected expenses and financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	our limited cash and our history of losses;

●	our ability to achieve profitability;

●	our limited operating history with recent acquisitions, including the acquisition of Jibestream Inc. and Locality Systems, Inc.;

●	our ability to successfully integrate companies we acquire;

●	emerging competition and rapidly advancing technology in our industry that may outpace our technology;

●	customer demand for the products and services we develop;

●	the impact of competitive or alternative products, technologies and pricing;

●	our ability to manufacture any products we develop;

●	general economic conditions and events and the impact they may have on us and our potential customers;

●	our ability to obtain adequate financing in the future;

●	our ability to continue as a going concern;

●	our ability to consummate strategic transactions which may include acquisitions, mergers, dispositions or investments; and

●	our ability to maintain compliance with other continued listing requirements;

●	lawsuits and other claims by third parties or investigations by various regulatory agencies that we may be become subject to and are required to report;

●	our success at managing the risks involved in the foregoing items; and

●	other factors discussed in this report.

The forward-looking statements are based upon management’s beliefs and assumptions and are made as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements included in this report. You should not place undue reliance on these forward-looking statements.

This report also contains or may contain estimates, projections and other information concerning our industry and our business, including data regarding the estimated size of our markets and their projected growth rates. Information that is based on estimates, forecasts, projections or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained these industry, business, market and other data from reports, studies and similar data prepared by third parties, industry and general publications, government data and similar sources. In some cases, we do not expressly refer to the sources from which these data are derived.

Unless otherwise stated or the context otherwise requires, the terms “Inpixon” “we,” “us,” “our” and the “Company” refer collectively to Inpixon and, where appropriate, its subsidiaries.

Note Regarding Reverse Stock Splits

Since January 1, 2018, the Company effected reverse splits of its outstanding common stock, par value $0.001, at a ratio of 1-for-30, effective as of February 6, 2018, 1-for-40, effective as of November 2, 2018 and 1-for-45 effective as of January 7, 2020 (collectively, the “Reverse Splits”), for the purpose of complying with Nasdaq Listing Rule 5550(a)(2). We have reflected the Reverse Splits herein, unless otherwise indicated.

ii

PART I

ITEM 1: BUSINESS

Introduction

Inpixon is an indoor intelligence company. Our business and government customers use our solutions to secure, digitize and optimize their indoor spaces with our positioning, mapping and analytics products. Inpixon’s indoor intelligence platform uses sensor technology to detect accessible cellular, Wi-Fi, Bluetooth, ultra-wide band (“UWB”) and radio frequency identification (“RFID”) signals emitted from devices within a venue providing positional information similar to what global positioning system (“GPS”) satellite systems provide for the outdoors. Combining this positional data with our dynamic and interactive mapping solution and a high-performance analytics engine, yields near real time insights to our customers providing them with visibility, security and business intelligence within their indoor spaces. Our highly configurable platform can also ingest data from our customers’ and other third-party sensors, Wi-Fi access points, Bluetooth beacons, video cameras, and big data sources, among others to maximize indoor intelligence.

Our indoor intelligence offerings consist of a variety of software and hardware products for positioning, mapping and analytics offerings, including:

●	Sensors with proprietary technology that can detect accessible cellular, Wi-Fi, Bluetooth, UWB and RFID signals emitted from devices within a venue, as well as GPS technologies, to allow for the seamless positioning of people and assets homogeneously as they travel between the indoor and outdoor. Utilizing various radio signal technologies permits device positioning from several meters down to centimeter level accuracy depending on the product deployed. In retail applications, this provides a highly detailed understanding of customer journey and dwell time, and in security applications, detection and identification of authorized and unauthorized devices, prevention of rogue devices through alert notification based on rules when unknown devices are detected in restricted areas and asset tracking with centimeter level precision.

●	An indoor mapping platform that provides enterprise organizations with the tools to add intelligence to complex indoor spaces by integrating business data with indoor maps. Our mapping platform gives developers the flexibility and control to create tailored map-enabled solutions that address multiple use cases with a single platform. Comprised of software development tools and a web-based content management system (CMS), our mapping platform is highly configurable and able to address the varying security, extensibility and versatility needs of our customers.

●	Data science analytics, on-premise or in the cloud, along with specially optimized algorithms that are intended to both minimize data movement and maximize system performance. This enables the system to deliver data reports to the user through our mapping platform as well as dashboards, reports and tabular format. We also provide data output that can be integrated with common third-party visualization, charting, graphing and dashboard systems. Our analytics capabilities also allow for the integration of a customer’s existing video surveillance feed with location data collected via radio frequency, allowing customers to ascertain radio frequency coverage and access evidentiary information that can be used for security and customer relations programs. Moreover, our platform can utilize GPS technologies to allow for seamless transitioning of people and assets as they travel between the indoor and outdoor.

We can assist a variety of organizations, including retailers, shopping malls and shopping centers, hotels and resorts, gaming operators, airports, healthcare facilities, office buildings and government agencies, to enhance security measures, offer better business intelligence, increase consumer confidence and reduce rogue device risk.

Corporate Strategy

Management continues to pursue a corporate strategy that is focused on building and developing our business as a provider of end-to-end solutions ranging from the collection of data to delivering insights from that data to our customers with a focus on securing, digitizing and optimizing premises with our indoor positioning, mapping and analytics solutions for businesses and governments. In connection with such strategy and to facilitate our long-term growth, we continue to evaluate various strategic transactions and acquisitions of companies with technologies and intellectual property (“IP”) that complement those goals by adding technology, differentiation, customers and/or revenue. We are primarily looking for accretive acquisitions that have business value and operational synergies, but will be opportunistic for other strategic and/or attractive transactions. We believe these complementary technologies will add value to the Company and allow us to provide a comprehensive indoor intelligence platform, offering a one-stop shop to our customers.  Candidates with proven technologies that complement our overall strategy may come from anywhere in the world, as long as there are strategic and financial reasons to make the acquisition. If we make any acquisitions in the future, we expect that we may pay for such acquisitions using our equity securities, with an assignment of our note receivable from Sysorex Inc. (“Sysorex”) and/or cash and debt financings in combinations appropriate for each acquisition. In furtherance of this strategy, on May 21, 2019, we acquired Locality Systems, Inc. (“Locality”), a technology company based near Vancouver, Canada, specializing in wireless device positioning and radio frequency (“RF”) augmentation of video surveillance systems. In addition, on June 27, 2019, we acquired certain GPS products, software, technologies, and intellectual property from GTX Corp (“GTX”), a U.S. based company specializing in GPS technologies. These transactions expand our patent portfolio and include certain granted or licensed patents and GPS and RF technologies. Furthermore, on August 15, 2019, we acquired Jibestream Inc. (“Jibestream”), a provider of a highly configurable intelligent indoor mapping platform to expand our suite of products.

Industry Overview

We believe that organizations are increasingly realizing the value of indoor intelligence and how it can be leveraged to understand what is happening indoors for a variety of use cases depending on the industry, including but not limited to, security; wayfinding; building management efficiency; customer experience; asset tracking; loss prevention and many other applications. Indoor intelligence solutions cross over several market segments, each of which industry researchers have forecasted for significant growth. The following information illustrates the ways in which demand for indoor intelligence and/or indoor positioning systems is expected to grow.

●	The Global Indoor Positioning and Navigation market accounted for $6.92 billion in 2017 and is expected to reach $54.60 billion by 2026 growing at a compound annual growth rate (“CAGR”) of 25.8% during the forecast period (source:https://www.businesswire.com/news/home/20190430005438/en/Global-Indoor-Positioning-Navigation-Market-Outlook-Report).

●	The indoor location market is forecasted to grow from $7.11 billion in 2017 to $40.99 billion by 2022, at a CAGR of 42% (source: http://www.marketsandmarkets.com/PressReleases/indoor-location.asp).

●	The location-based services (“LBS”) and real-time location systems (“RTLS”) market has grown considerably over the past few years and is expected to grow further with increasing use of smartphone and social media based advertisements and greater adoption of these technologies in various industry applications. The LBS and RTLS market is forecasted to grow from $16.0 billion in 2019 to $40.0 billion by 2024, at a CAGR of 20.1% from 2019 to 2024 (source: https://www.marketsandmarkets.com/Market-Reports/location-based-service-market-%2096994431.html).

●	The Wi-Fi analytics market size is expected to grow from $5.3 billion in 2019 to $16.8 billion by 2024, at a CAGR of 26.0% during the forecast period (source: https://www.marketsandmarkets.com/PressReleases/wi-fi-analytics.asp).

We believe the desire for indoor intelligence and the adoption of indoor positioning technologies will continue to evolve and increase across a multitude of use cases. Indoor intelligence solutions can already be utilized in a wide variety of use cases, including:

●	Wayfinding/navigation
●	Visitor analytics (retail, public venues)
●	Customer experience enhancement
●	Student safety (track students w/ two-way messaging using Bluetooth wristbands)
●	First responder (to understand the situation and locate those needing help)
●	Security (find rogue devices, enforce no-phone zones, match with video management systems)
●	Retail loss prevention
●	Evacuation and muster
●	Asset tracking
●	Workforce productivity
●	Marketing ROI measurement
●	Space utilization
●	Facility management and maintenance
●	Building energy efficiency
●	Proximity messaging
●	Location sharing
●	Intelligent parking
●	Indoor-outdoor transition

Based on our experience with customers and others that have expressed an interest in our technology and the businesses of our primary competitors, we believe the industries with the highest adoption rates thus far include federal/state/local government; commercial real estate, enterprises, retailers, shopping centers, hospitality, healthcare, transportation, financial institutions and manufacturing, and that eventually there will be opportunities for nearly every industry segment to benefit from indoor intelligence solutions.

Corporate Structure

We have two operating subsidiaries: (i) Inpixon Canada, Inc. (100% ownership) based in Coquitlam, British Columbia (“Inpixon Canada”); and (ii) Inpixon India Limited (82.5% ownership) based in Hyderabad, India.

Although the subsidiaries are separate legal entities, the Company is currently structured by function and organized to operate in an integrated fashion as one business.

Our Products and Services

Our indoor intelligence platform uses sensor technology to detect accessible cellular, Wi-Fi, Bluetooth, ultra-wide band (UWB) and radio frequency identification (RFID) signals emitted from devices within a venue providing valuable positional. When combined with our interactive mapping solution and a high-performance analytics engine, we are able to offer our customers near real time insights for increased visibility, security and business intelligence about their indoor spaces. We provide the following products and services that may be used by any number of businesses and government agencies.

Positioning and Sensors

We design, manufacture, sell and/or resell the following sensor and tag or transponder technologies and related positioning products:

●	The Inpixon Sensor 4000 is a passive RF sensor able to detect signals ranging from simple pings to a cell tower to active wireless transmissions. The sensor combines cellular, Wi-Fi, and Bluetooth (Classic or BLE) device location detection in a single package. The ability to string multiple Sensor 4000s together adds simplicity to installation providing new superiority over competitors. Using a passive PoE (Power over Ethernet) switch, up to four Sensor 4000s can be connected to provide both power and data. This eliminates the need to have individual power connections for each sensor. These latest sensors allow up to four different chains operating from the same switch. Since up to four sensors can be on a single chain, up to 16 sensors can operate from a single switch.

●	The Inpixon IPA Pod lowers the entry-level barriers to radio detection based Indoor Positioning for our customers for visitor analytics in retail by delivering Wi-Fi and/or Bluetooth, including BLE only based device locationing and tracking capabilities. The IPA Pod is a relatively inexpensive, lower cost first step for most retail customers, which delivers a significant amount of value at a fraction of the cost when compared to the full Sensor 4000 and other competitive solutions. It is a device that forms a self-calibrating array of IPA Pods that calibrates itself periodically to deal with ever changing RF environments and continuously deliver high positional accuracy which is designed to plug into existing electrical outlets and/or be deployed using PoE drops and can backhaul data over wire or wirelessly. The IPA Pod can be deployed in various densities in a given 3D space to match a wide array of customer use cases needing various levels of positional accuracy from the zone-level to room-level to aisle-level.

●	The Inpixon Smart School Safety Network solution consists of a combination of wristbands, ID badges, gateways and proprietary backend software, which rely on the Bluetooth Low-Energy protocol and a low-power enterprise wireless 2.4Ghz platform, to help school administrators identify the geographic location of students or other people or things (e.g., equipment, vehicles, tools.) in order to, among other things, ensure the safety and security of students while at school;

●	UWB Sensor Module: The UWB module offers more reliable and precise location detection with more frequent location updates than current Bluetooth beacons or Wi-Fi. This USB-enabled device operates independently, with other sensors or third-party access points, or can be plugged into existing Inpixon hardware to identify and locate cellular, Wi-Fi and BLE in addition to UWB tags and devices. UWB tags can be customized to desired form factor. In addition, the Inpixon UWB module supports other off-the-shelf UWB tags.

●	The Inpixon GPS 900 is a personnel, vehicle and asset tracking solution designed to provide ground situational awareness and real-time surveillance of personnel and equipment traveling within a designated area, ranging from 20 – 200+ square-miles. Inpixon GPS 900 establishes a private (not Internet-connected), hybrid GPS + RF (900MHz), 256-bit AES-encrypted wide area network (WAN). This product can be used by military commanders to identify the location of persons and assets in connection with base operations and during live-fire exercises.

●	IPA Security (formerly AirPatrol ZoneDefense/Zone Aware) – Combining positioning, wide-spectrum RF detection and video integration, this software solution, which can be integrated with either the Inpixon Sensor 4000, Inpixon IPA Pod, and/or UWB sensor module, creates situational awareness, mobile security, and detection that locates devices operating within a monitored area. In addition to identifying and visualizing the location and movement of devices, it determines their compliance with network security policies for a designated zone. If the device is not compliant, policy modification of device apps and/or features can be triggered either directly or via third party mobile device, application and network management tools.

●	Inpixon MDM Connector - The Inpixon MDM Connector software enables two-way communication between our IPA Security platform and a 3rd-party mobile device management system (MDM), such as IBM MaaS360, VMware AirWatch, and MobileIron. This makes it possible for the MDM to execute device restrictions based on device location (e.g., to disable a phone’s camera, audio recorder and transmission functions while in a high security, no-cell-phones zone).

●	Inpixon On-Premises Analytics – launched in 2019, this software and services product provides our security customers running systems that are not connected to the internet an on-premises application to generate graphical reports on Inpixon Security historical data (e.g., to reveal the number of unknown wireless devices per month over time or other alerts generated by the system).

●	Inpixon GPS Viewer - The Inpixon GPS Viewer is a browser-based portal used to monitor location and movements of GPS-enabled tracking devices.

Mapping

Our mapping solution, Jibestream, provides enterprise organizations with the tools to add intelligence to complex indoor spaces by integrating business data with indoor maps. This indoor mapping platform offers the flexibility and control to create tailored map-enabled solutions that address multiple use cases with a single platform. Deployed through native SDKs (Web, iOS, Android), maps are broken down into layers and objects that can be associated with third party data sources.

Analytics

Our high-performance, data analytics platform, can deliver business intelligence for commercial or government premises worldwide through the use of our products as well as by ingesting data from other sources, such as third party sensors, Wi-Fi access points, Bluetooth beacons, video cameras, and big data sources to provide even more insights and analytics for our customers. Our analytics offerings include:

●	IPA Wi-Fi (formerly Visitor Intelligence Analytics) - IPA Wi-Fi is a high-performance cloud-based data analytics engine that provides visitor metrics and insights by ingesting diverse data from IoT, third-party and proprietary sensors. With these advanced visitor analytics, organizations are able to understand visitor behavior, visitor journey, and path analytics. Users can view their data in a customizable dashboard.

●	IPA Video – utilizing sensor fusion to deliver a new, advanced form of video analytics to help security personnel combat crime and secure indoor locations. This unique, patent-pending process correlates Wi-Fi device presence (e.g., what phones are present) and analytics to each security video frame generated by customers’ existing video management systems (VMS) in order to better understand how a device detected in one frame has moved throughout the venue and to provide security based alerts.

●	Inpixon Captive Portal - Customers may utilize Inpixon Captive Portal with their existing Wi-Fi infrastructure to offer a splash page for their customers to accept terms and conditions before using Wi-Fi. Captive Portal can also present forms or survey tools to capture information that can used for marketing or other purposes.

●	Shoom Products (eTearsheets; eInvoice, adDelivery) - The Shoom products are cloud-based applications and analytics for the media and publishing industry. These products also generate critical data analytics for the customers.

Product Enhancements

Our ability to adapt to the technological advancements within our industry is critical to our long-term success and growth. As a result, our senior management must continuously work to ensure that they remain informed and prepared to quickly adapt and leverage new technologies within our product and service offering as such technologies become available. In connection with that goal, our product roadmap development plans include expanding the use of ultra-wideband technology for asset tracking, furthering our efforts towards a voice-assisted analytics interface, understanding worldwide 5G deployments and enhancing our positioning capabilities to offer a “blue dot” experience.

Artificial Intelligence

In 2020, we intend to continue to expand our use of artificial intelligence (“AI”) and machine learning algorithms to anonymously capture device identity, build a repository of device profiles and fingerprints, and offer intelligent solutions, which will continue to be refined over time, for enterprise security and marketing customers. Following these enhancements, our IPA AI engine will be able to assist in providing predictive, more accurate, bidirectional information to secure the indoors. These enhanced algorithms will enable better positioning of devices, predictive analytics, faster analysis of data and improved user experience.

Voice-Assisted Analytics Interface

We also intend to deploy additional enterprise voice-user interface (“VUI”) technology to support our network of retail and marketing customers in making better decisions with deeper intelligence. The VUI technology in our IPA platform will perform as a digital assistant for marketers, allowing them to make quick, hands-free decisions based on vetted, predictive information provided with simple voice/speech commands while also providing a complete audit trail. While the use of platforms such as Siri, Alexa, and Google Assistant have made VUIs modern household names, our IPA VUI will be uniquely built for the enterprise marketing space digital assistant with no monitor, no keyboard, no mouse and only an audio input/output device that functions just like a search engine, listening for keywords. While the technology itself is not revolutionary, we believe it will modernize meetings and brainstorm sessions by speeding up intelligence gathering, with nearly instantaneous access to company information and big data, it will be able to predict outcomes based on past information, and make suggestions to keep business moving efficiently and effectively. At the same time, our IPA VUI will maintain a written log of all queries, reporting all statistics back to meeting attendees through an automated email.

Asset Tracking

In 2020, we will continue to build the Inpixon IPA suite of solutions and enhance our existing tag tracking solutions. Using combinations of RFID, Dash7 and UWB frequencies, we plan to leverage our hardware sensors as listeners for tracking assets including employees, visitors and physical assets. With capability for accuracy less than 0.5 meters, this solution continues to drive our capabilities in precise indoor location. Advancements in battery technology and wearables allow us to integrate and/or design new tag solutions for high value assets.

5G

Building on R&D efforts in 2019, we intend to continue to study the worldwide 5G deployments to build a robust hardware and software solution to detect and position new handsets based on this technology and explore software defined radio solutions, as well as enhancements in antenna technology to provide our customers with additional capabilities in the security field.

Blue Dot Positioning

Our comprehensive indoor mapping platform integrates and utilizes multiple options for providing indoor location services for our customers and their mobile apps. We anticipate building on our solution offerings in this space and leveraging our existing patented portfolio of algorithms and technology to provide a “blue-dot navigation” experience allowing users to track their movements indoors from an initial point of location to their final destination. We expect that our customers that utilize our security and mapping products will be able to further leverage the benefits of the ability to more precisely and accurately position devices within their indoor spaces with a “blue-dot” experience.

Research and Development Expenses

Our future plans include significant investments in research and development and related product enhancement opportunities. Our management believes that we must continue to dedicate a significant amount of resources to research and development efforts to maintain a competitive position. Research and development expenses for the years ended December 31, 2019 and 2018 totaled approximately $3.9 million and $1.2 million, respectively.

Sales and Marketing

We utilize direct sales and marketing through approximately 10 sales representatives, who are compensated with a base salary and, in certain instances, may participate in incentive plans such as commissions or bonuses. We also utilize webinars, conferences, tradeshows and other direct and indirect marketing activities to generate demand for our products and services. We also have relationships with channel partners to directly engage with customers, to perform the installation as well as manufacturers (OEM) and systems integrators to assist with the implementation of certain of our products and services. We train our partners and we have our own channel/partner managers to support and augment partners as needed. We are in the process of expanding our channel partners in both commercial and government markets.

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

Customers

The Company’s customers include shopping malls, corporate offices, healthcare facilities, government agencies, local publications, among others. Our top three customers accounted for approximately 66% and 49% of our gross revenue during the years ended December 31, 2019 and 2018, respectively. One customer accounted for 42% of our gross revenue in 2019 and 33% in 2018. From time to time, one or two customers can represent a significant portion of our revenue as a result of one-time projects.

Competition

Our products compete with positioning companies such as Aruba, Cisco, Mist Networks/Juniper Networks, Aislelabs and Bluevision/HID. For our mapping product, we compete with companies such as MappedIn and Mapwize. For asset tracking, we compete with Zebra Technologies, Stanley Healthcare and other mostly vertical focused RTLS companies. The positioning companies primarily offer only Wi-Fi and/or Bluetooth detection and, therefore, we believe they cannot achieve the same accuracy and comprehensive detection that we do. We have partnered with or replaced some of these companies because we offer Wi-Fi, cellular, RFID, UWB and Bluetooth and have several meters to centimeter level location accuracy depending on the product. Most of the companies above are focused on one product and/or vertical and, at this time, we believe none of them have the complete offering of positioning, mapping, RTLS and analytics.

Mobile device management companies like AirWatch, MobileIron and Good Technology have also integrated with us instead of developing competing products. MerlinOne and PressTeligence compete with the functionality of our Shoom products, but typically provide information only for the specific customer and not for the customer’s competitors or for the industry.

We believe we offer a unique and differentiated approach to the market with our indoor intelligence offering which is:

●	Comprehensive. We integrate a myriad of indoor data inputs and outputs. The technology supports a multitude of use cases including asset tracking, navigation, facility management, analytics, and security across numerous industries in both the private and public sector.

●	Scalable. We are built to support customers’ expanding needs and use cases. Unlike other competitive point-solutions, we can offer expansion paths and support for a wide variety of location based use cases. Our multi-layered depiction of indoor data allows users to see the information layer(s) most relevant to their role, in the optimal format for them (e.g., charts, tables, maps, etc.).

●	Technology-agnostic. We embrace an ecosystem of hardware, software, integration and distribution partners welcoming integration and synchronization with third party data and systems in combination with our platform. Our open architecture is designed to enable the integration of disparate technologies, preserve investment and avoid obsolesce. APIs make it possible to move data in and out of our platform. Our SDKs enable developers to build new apps or to integrate location data into their existing mobile apps, websites or kiosks.

Intellectual Property

We own U.S. trademark registrations for the following seven marks: Inpixon, IPA, Indoor Positioning Analytics, Security Dome, Shoom, ZoneDefense, and Find and Follow. Each of these registrations is in the first 10-year registration term and we intend to renew each registration for additional 10-year renewal terms, as available. We also have a pending application for the following mark: ZoneAware. We have nine registered patents and eleven pending applications in the United States relating to the Inpixon products, along with similar patents and applications in other jurisdictions including Mexico, Australia, and the European Patent Organization. The registered patents in the United States were issued in 2014, 2016, 2017, 2018, and 2019 and will expire in the years 2025, 2029, 2031, 2032, 2033, 2034 and 2035.

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

Employees

As of February 5, 2020, we have 109 employees, including 3 part-time employees. This includes 3 officers, 10 sales personnel, 5 marketing personnel, 80 technical and engineering personnel and 11 finance, legal and administration personnel.

Corporate History

We were originally formed in the State of Nevada in April 1999. Prior to the spin-off in August 2018 of our wholly owned subsidiary, Sysorex, Inc. (formerly Lilien Systems or “Lilien” and later renamed Inpixon USA), our business was primarily focused on providing information technology and telecommunications solutions and services to commercial and government customers primarily in the United States in order to enable their customers to manage, protect, and monetize their enterprise assets whether on-premises, in the cloud, or via mobile. The product and service offerings included enterprise infrastructure solutions for business operations, continuity, data protection, software development, collaboration, IT security, and physical security needs, that help organizations tackle challenges and accelerate business goals, including, third party hardware, software and related maintenance and warranty products and services resold from well-known brands and a full range of information technology development and implementation professional services, from enterprise architecture design to custom application development.

In 2013, we acquired our Shoom business with the acquisition of 100% of the outstanding capital stock of

Shoom, Inc. (“Shoom”), allowing us to expand our product offerings to include cloud-based data analytics and enterprise solutions to the media, publishing and entertainment industries.

In 2014, we acquired our IPA Security (previously Zone Defense and ZoneAware) product lines with the acquisition of 100% of the outstanding capital stock of AirPatrol Corporation (“AirPatrol”), with its Canadian based subsidiary AirPatrol Research, initiating our entry into the indoor location positioning market, where are business is focused today.

In 2015, we enhanced our analytics capabilities with the acquisition of substantially all of the assets of LightMiner Systems, Inc. (“LightMiner”), including its in-memory, real-time, data analysis system designed to support traditional SQL-based business intelligence and analytics applications as well as a host of integrated statistical, machine learning and artificial intelligence algorithms.

Effective January 1, 2016, we completed a reorganization pursuant to which (1) AirPatrol and Shoom were merged into Lilien (which changed its name to “Sysorex USA”, and later Inpixon USA) and (2) the Company changed its name to “Sysorex Global” with completion of a statutory merger. Immediately prior to the consummation of these mergers, the Company carried out (i) an assignment from AirPatrol to the Company of all shares of capital stock of AirPatrol Research, pursuant to which AirPatrol Research became a direct subsidiary of the Company; (ii) the amendment of AirPatrol Research’s Notice of Articles to change its name to “Sysorex Canada Corp.”; (iii) the dissolution and winding up of Sysorex Federal, in which Sysorex Federal assigned and transferred all of its assets, including all outstanding shares of capital stock of Sysorex Government, to the Company, and the Company assumed Sysorex Federal’s debts and liabilities; (iv) an assignment from the Company to Lilien of all outstanding shares of capital stock of Sysorex Government, pursuant to which Sysorex Government became a direct subsidiary of Lilien.

In 2016, we completed the acquisition of the business and certain assets of Integrio Technologies, LLC (“Integrio” or “Integrio Technologies”) and Emtec Federal, LLC (“Emtec Federal”). Integrio, together with Emtec Federal, was an IT integration and engineering company that provided solutions for network performance, secure wireless infrastructure, software application lifecycle support, and physical cyber security for federal, state and local government agencies. The Integrio business was spun-off in connection with the spin-off of Sysorex in August of 2018

In 2017, we completed a short form statutory merger with our newly formed wholly-owned subsidiary Inpixon formed solely for the purpose of changing our corporate name from Sysorex Global to Inpixon. As part of the name change, each of our then-existing subsidiaries also amended their corporate charters to change their names from Sysorex USA, Sysorex Government Services, Inc. and Sysorex Canada Corp. to Inpixon USA, Inpixon Federal, Inc. and Inpixon Canada, Inc., respectively, effective as of March 1, 2017. In addition, effective March 1, 2017, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada to effect a 1-for-15 reverse stock split of the Company’s common stock for the purpose of complying with Nasdaq Listing Rule 5550(a)(2).

Effective as of December 31, 2017, we acquired approximately 82.5% of the outstanding equity securities of Inpixon India Limited (“Inpixon India”) from Sysorex Consulting, Inc. (“SCI”) pursuant to that certain Stock Purchase Agreement dated as of December 31, 2017 by and among us, SCI and Inpixon India, for aggregate consideration for the assignment by us of $666,000 of outstanding receivables.

On January 18, 2018, we sold our 50.2% interest in Sysorex Arabia to SCI in consideration for SCI’s assumption of 50.2% of the assets and liabilities of Sysorex Arabia, totaling approximately $11,400 and $1,031,000, respectively.

On February 2, 2018, we filed a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of the State of Nevada to increase the total number of authorized shares of common stock from 50,000,000 to 250,000,000, as approved by our stockholders at a special meeting held on February 2, 2018 and effective upon filing (the “Authorized Share Amendment”).

On February 2, 2018, we filed a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of the State of Nevada to effect a 1-for-30 reverse stock split of our issued and outstanding shares of common stock, effective as of February 6, 2018 for the purpose of complying with Nasdaq Listing Rule 5550(a)(2).

On August 31, 2018, we completed the spin-off of Sysorex to separate our legacy enterprise infrastructure solution business from our indoor positioning analytics business.

On November 2, 2018, we effected, a reverse split of our outstanding common stock, at a ratio of 1-for-40, for the purpose of complying with Nasdaq Listing Rule 5550(a)(2).

On May 21, 2019, we completed the acquisition of 100% of the outstanding capital stock of Locality, including its wireless device positioning and RF augmentation of video surveillance systems through our subsidiary, Inpixon Canada. The video management system (“VMS”) integration, which is currently available for a number of VMS vendors, can assist security personnel in identifying potential suspects and tracking their movements cross-camera and from one facility to another. The solution is designed to enhance traditional security video feeds by correlating RF signals with video images. Based on third-party market research, the video surveillance market is forecasted to grow from $36.9 billion in 2018 to $68.3 billion by 2023, at a compound annual growth rate, or CAGR, of 13.1%. In addition, this technology can be used within the casino management market, which is estimated to grow to $12 billion by 2025, at a CAGR of 14.8% and can help retail customers mitigate the harm caused by organized retail crime, which is estimated to cost the retail industry nearly $30 billion per year.

On June 27, 2019, we acquired certain assets from GTX consisting of a portfolio of GPS technologies and IP, including, but not limited to (a) an IP portfolio that includes a registered patent, along with more than 20 pending patent applications or licenses to registered patents or pending applications relating to GPS technologies; (b) a smart school safety network solution that consists of a combination of wristbands, gateways and proprietary backend software, which rely on the Bluetooth Low-Energy protocol and a low-power enterprise wireless 2.4Ghz platform, to help school administrators identify the geographic location of students or other people or things (e.g., equipment, vehicles, tools, etc.) in order to, among other things, ensure the safety and security of students while at school; (c) a personnel equipment tracking system and ground personnel safety system, which includes a combination of hardware and software components, for a GPS and RF based personnel, vehicle and asset-tracking solution designed to provide ground situational awareness and near real-time surveillance of personnel and equipment traveling within a designated area for, among other things, government and military applications and (d) a right to 30% of royalty payments that may be received by GTX in connection with its ownership interest in Inventergy LBS, LLC, which is the owner of certain patents related to methods and systems for communicating with a tracking device.

On August 15, 2019, we also completed the acquisition of Jibestream, which was amalgamated into Inpixon Canada on January 1, 2020, and its highly configurable indoor mapping and location technology through our subsidiary, Inpixon Canada. The technology provides customers with a full-featured geospatial platform that integrates business data with high-fidelity indoor maps to create smart indoor spaces. This allows customers to create multi-dimensional and multi-layered indoor maps, which can be added to existing web or mobile applications. The technology also integrates with a variety of third-party indoor positioning systems to allow for clear, contextualized indoor wayfinding and directions. We are now able to utilize Jibestream’s mapping technology with our existing indoor positioning offerings to offer our customers a more comprehensive suite of products going forward.  Jibestream’s products have applications in indoor spaces where location and wayfinding is a concern. Jibestream’s existing product solutions have been deployed in hundreds of venues worldwide and within numerous customer segments including government, airports, malls, office buildings, and hospitals.

On October 31, 2019, we received stockholder approval for, and subsequently effected, a reverse split of our outstanding common stock at a ratio of 1-for-45, effective as of January 7, 2020 for the purpose of complying with Nasdaq Listing Rule 5550(a)(2).

Corporate Information

Our principal executive offices are located at 2479 E. Bayshore Road, Suite 195, Palo Alto, CA 94303, and our telephone number is (408) 702-2167. Our subsidiaries maintain offices in Coquitlam, British Columbia, New Westminster, British Columbia, Toronto, Ontario and Hyderabad, India. Our Internet website is www.inpixon.com. The information on, or that can be accessed through, our website is not part of this report, and you should not rely on any such information in making any investment decision relating to our common stock.

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

Risks Related to Our Operations

We have completed eight acquisitions since 2013, including Lilien, Shoom, AirPatrol, LightMiner, Integrio, and most recently Locality Systems and Jibestream and acquired certain assets from GTX. In addition, we completed the Spin-off our VAR business in August 2018, which included the businesses acquired from Lilien and Integrio, which may make it difficult for potential investors to evaluate our future business. Furthermore, due to the risks and uncertainties related to the acquisition of new businesses, any such acquisition does not guarantee that we will be able to attain profitability.

Between March 2013 and November 2016, we completed five acquisitions. In August 2018, we completed the Spin-off of our VAR business, which included the businesses acquired from Lilien and Integrio and in 2019 we acquired Locality System and Jibestream, in addition to certain assets from GTX. Our limited operating history after such acquisitions and divestiture makes it difficult for potential investors to evaluate our business or prospective operations or the merits of an investment in our securities. With respect to the Spin-off, the risks inherent in such divestiture are described below under “Risks Related to the Spin-off.” With respect to acquisitions, we are subject to the risks inherent in the financing, expenditures, complications and delays characteristic of a newly combined business. These risks are described below under the risk factor titled “Any future acquisitions that we may make could disrupt our business, cause dilution to our stockholders and harm our business, financial condition or operating results.” In addition, while the Company has received indemnification protections in connection with these acquisitions from undisclosed liabilities, there may not be adequate resources to cover such indemnity. Furthermore, there are risks that the vendors, suppliers and customers of these acquired entities may not renew their relationships for which there is no indemnification. Accordingly, our business and success faces risks from uncertainties inherent to developing companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

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

We continue to integrate the operations of Locality and Jibestream and the assets acquired from GTX and this process involves complex operational, technological and personnel-related challenges, which are time-consuming and expensive and may disrupt our ongoing business operations. Furthermore, integration involves a number of risks, including, but not limited to:

●	difficulties or complications in combining the companies’ operations;

●	differences in controls, procedures and policies, regulatory standards and business cultures among the combined companies;

●	the diversion of management’s attention from our ongoing core business operations;

●	increased exposure to certain governmental regulations and compliance requirements;

●	the potential loss of key personnel;

●	the potential loss of key customers or suppliers who choose not to do business with the combined business;

●	difficulties or delays in consolidating the acquired companies’ technology platforms, including implementing systems designed to maintain effective disclosure controls and procedures and internal control over financial reporting for the combined company and enable the Company to continue to comply with U.S. GAAP and applicable U.S. securities laws and regulations;

●	unanticipated costs and other assumed contingent liabilities;

●	difficulty comparing financial reports due to differing financial and/or internal reporting systems;

●	making any necessary modifications to internal financial control standards to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder; and/or

●	possible tax costs or inefficiencies associated with integrating the operations of the combined company.

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

Although we performed significant financial, legal, technological and business due diligence with respect to our recent acquisition targets, we may not have appreciated, understood or fully anticipated the extent of the risks associated with the acquisitions. We have secured indemnification for certain matters in connection with our recent acquisitions in order to mitigate the consequences of breaches of representations, warranties and covenants under the merger agreements and the risks associated with historic operations, including those with respect to compliance with laws, accuracy of financial statements, financial reporting controls and procedures, tax matters and undisclosed liabilities, and certain matters known to us. We believe that the indemnification provisions of the merger agreements, together with any applicable holdback escrows and insurance policies that we have in place will limit the economic consequences of the issues we have identified in our due diligence to acceptable levels. Notwithstanding our exercise of due diligence and risk mitigation strategies, the risks of the acquisition and the costs associated with these risks may be greater than we anticipate. We may not be able to contain or control the costs associated with unanticipated risks or liabilities, which could materially and adversely affect our business, liquidity, capital resources or results of operations.

A significant portion of the purchase price for our acquisition of Shoom, AirPatrol LightMiner, Locality and Jibestream is allocated to goodwill and intangible assets that are subject to periodic impairment evaluations. An impairment loss could have a material adverse impact on our financial condition and results of operations.

The Company acquired $1.2 million of goodwill and $2.8 million of intangible assets relating to our acquisition of Shoom, $7.4 million of goodwill and $13.3 million of intangible assets relating to our acquisition of AirPatrol, $3.5 million of intangible assets relating to our acquisition of LightMiner, approximately $0.7 million of goodwill and $1.7 million of intangible assets relating to our acquisition of Locality, and approximately $1.5 million of goodwill and approximately $4.9 million of intangible assets relating to our acquisition of Jibestream. As required by current accounting standards, we review intangible assets for impairment either annually or whenever changes in circumstances indicate that the carrying value may not be recoverable. The risk of impairment to goodwill is higher during the early years following an acquisition. This is because the fair values of these assets align very closely with what we paid to acquire the reporting units to which these assets are assigned. As a result, the difference between the carrying value of the reporting unit and its fair value (typically referred to as “headroom”) is smaller at the time of acquisition. Until this headroom grows over time, due to business growth or lower carrying value of the reporting unit, a relatively small decrease in reporting unit fair value can trigger impairment charges. When impairment charges are triggered, they tend to be material due to the size of the assets involved. Our business would be adversely affected, and impairment of goodwill could be triggered, if any of the following were to occur: higher attrition rates than planned as a result of the competitive environment or our inability to provide products and services that are competitive in the marketplace, lower-than-planned adoption rates by customers, higher-than-expected expense levels to provide services to customers, and changes in our business model that may impact one or more of these variables. During the year ended December 31, 2019 we did not record a goodwill impairment charge. During the year ended December 31, 2018 we recorded an impairment charge for goodwill in the amount of $636,000.

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

Based on our current business plan, we will need additional capital to support our operations, which may be satisfied with additional debt or equity financings. Future financings through equity offerings by us will be dilutive to existing stockholders. In addition, the terms of securities we may issue in future capital transactions may be more favorable to new investors than our current investors. Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other derivative securities. We may also issue incentive awards under our equity incentive plans, which may have additional dilutive effects. We may also be required to recognize non-cash expenses in connection with certain securities we may issue in the future such as convertible notes and warrants, which would adversely impact our financial condition and results of operations. Our ability to obtain needed financing may be impaired by factors, including the condition of the economy and capital markets, both generally and specifically in our industry, and the fact that we are not profitable, which could affect the availability or cost of future financing. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, we may need to reduce our operations by, for example, selling certain assets or business segments.

Failure to manage or protect growth may be detrimental to our business because our infrastructure may not be adequate for expansion.

Our recent acquisitions required a substantial expansion of our systems, workforce and facilities and we anticipate that we may need to consummate additional acquisitions in connection with the expansion of our IPA business after the Spin-off. We may fail to adequately manage our anticipated future growth. The substantial growth in our operations as a result of our acquisitions has, and is expected to continue to, place a significant strain on our administrative, financial and operational resources, and increase demands on our management and on our operational and administrative systems, controls and other resources. There can be no assurance that our systems, procedures and controls will be adequate to support our operations as they expand. We cannot assure you that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. As part of this growth, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employee base, and maintain close coordination among our staff. We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing staff and systems.

Our corporate strategy contemplates potential future acquisitions and to the extent we acquire other businesses, we will also need to integrate and assimilate new operations, technologies and personnel. The integration of new personnel will continue to result in some disruption to ongoing operations. The ability to effectively manage growth in a rapidly evolving market requires effective planning and management processes. We will need to continue to improve operational, financial and managerial controls, reporting systems and procedures, and will need to continue to expand, train and manage our work force. There can be no assurance that the Company would be able to accomplish such an expansion on a timely basis. If the Company is unable to effect any required expansion and is unable to perform its contracts on a timely and satisfactory basis, its reputation and eligibility to secure additional contracts in the future could be damaged. The failure to perform could also result in contract terminations and significant liability. Any such result would adversely affect the Company’s business and financial condition.

Our financial status raises doubt about our ability to continue as a going concern.

Our cash and cash equivalents were approximately $4.8 million at December 31, 2019, compared with approximately $1 million at December 31, 2018. We continue to incur significant operating losses, and management expects that significant on-going operating expenditures will be necessary to successfully implement our business plan and develop and market our products. These circumstances raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements included elsewhere in this Annual Report on Form 10-K are issued. Implementation of our plans and our ability to continue as a going concern will depend upon our ability to market our technology and raise additional capital.

Management believes that we have access to capital resources through possible public or private equity offerings, exchange offers, debt financings, corporate collaborations or other means. In addition, we continue to explore opportunities to strategically monetize our technology and our services, although there can be no assurance that we will be successful with such plans. We have historically been able to raise capital through debt and equity offerings, although no assurance can be provided that we will continue to be successful in the future. If we are unable to raise sufficient capital to fund our operations, we will not be able to pay our obligations as they become due.

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

We have a history of operating losses and working capital deficiency. We have incurred net losses of approximately $34.0 million and $24.6 million for the fiscal years ended 2019 and 2018, respectively, which includes a $10.6 million valuation allowance on the Sysorex note for the year ended December 31, 2019, and the net losses of the entities we spun-off on August 31, 2018 of $4.8 million for the year ended December 31, 2018. We had a working capital deficiency of approximately $7.0 million and $3.9 million as of December 31, 2019 and December 31, 2018, respectively. The continuation of our Company is dependent upon attaining and maintaining profitable operations and raising additional capital as needed, but there can be no assurance that we will be able to raise any further financing.

Our ability to generate positive cash flow from operations is dependent upon sustaining certain cost reductions and generating sufficient revenues. While our revenues have increased by 68% as compared to the same period for 2018, they are not sufficient to fund our operations and cover our operating losses. Our management is evaluating options and strategic transactions and continuing to market and promote our new products and technologies, however, there is no guarantee that these efforts will be successful or that we will be able to achieve or sustain profitability. We have funded our operations primarily with proceeds from public and private offerings of our common stock and secured and unsecured debt instruments. Our history of operating losses and cash uses, our projections of the level of cash that will be required for our operations to reach profitability, and the terms of the financing transactions that we completed in the past, may impair our ability to raise capital on terms that we consider reasonable and at the levels that we will require over the coming months. We cannot provide any assurances that we will be able to secure additional funding from public or private offerings or debt financings on terms acceptable to us, if at all. If we are unable to obtain the requisite amount of financing needed to fund our planned operations, it would have a material adverse effect on our business and ability to continue as a going concern, and we may have to curtail, or even to cease, certain operations. If additional funds are raised through the issuance of equity securities or convertible debt securities, it will be dilutive to our stockholders and could result in a decrease in our stock price.

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

The success of our business depends on the skill of our personnel. Accordingly, it is critical that we maintain, and continue to build, a highly experienced management team and specialized workforce, including those who create software programs and sales professionals. Competition for personnel with skill sets specific to our industry is high, and identifying candidates with the appropriate qualifications can be costly and difficult. We may not be able to hire the necessary personnel to implement our business strategy given our anticipated hiring needs, or we may need to provide higher compensation or more training to our personnel than we currently anticipate.

Our business is labor intensive and our success depends on our ability to attract, retain, train and motivate highly skilled employees, including employees who may become part of our organization in connection with our acquisitions. The increase in demand for consulting, technology integration and managed services has further increased the need for employees with specialized skills or significant experience in these areas. Our ability to expand our operations will be highly dependent on our ability to attract a sufficient number of highly skilled employees and to retain our employees and the employees of companies that we have acquired. We may not be successful in attracting and retaining enough employees to achieve our desired expansion or staffing plans. Furthermore, the industry turnover rates for these types of employees are high and we may not be successful in retaining, training or motivating our employees. Any inability to attract, retain, train and motivate employees could impair our ability to adequately manage and complete existing projects and to accept new customer engagements. Such inability may also force us to increase our hiring of independent contractors, which may increase our costs and reduce our profitability on customer engagements. We must also devote substantial managerial and financial resources to monitoring and managing our workforce. Our future success will depend on our ability to manage the levels and related costs of our workforce.

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

Our obligations to our senior secured lender, Payplant LLC (“Payplant”), are secured by a security interest in substantially all of our assets, so if we default on our obligations, Payplant could foreclose on, liquidate and/or take possession of our assets. If that were to happen, we could be forced to curtail, or even to cease, our operations.

Pursuant to that certain Loan and Security Agreement, dated as of November 14, 2016, we issued a revolving secured promissory note to GemCap Lending I, LLC, dated as of November 14, 2016 (the “Secured Promissory Note”). The Secured Promissory Note was assigned to Payplant on August 14, 2017 in accordance with the terms of the Payplant Loan and Security Agreement, dated as of August 14, 2017 (as amended, the “Payplant Loan Agreement”). As of December 31, 2019, we had approximately $150,000 in outstanding revolving credit loans. All amounts due under the Secured Promissory Note are secured by our assets. As a result, if we default on our obligations under the Secured Promissory Note, Payplant could foreclose on its security interest and liquidate or take possession of some or all of these assets, which would harm our business, financial condition and results of operations and could require us to curtail, or even to cease our operations.

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

As of February 16, 2020, we have an aggregate outstanding balance of approximately $5.7 million underlying the promissory notes issued to Iliad Research and Trading, L.P., Chicago Venture Partners, L.P. and St. George Investments LLC, which are affiliates of each other. These promissory notes mature at different times between March 2020 and May 2020. In addition, Iliad Research and Trading, L.P and Chicago Venture Partners, L.P may, subject to current standstill agreements, require us to redeem 1/3 of the initial principal balance of their promissory notes each month in cash. The ability to meet payment and other obligations under these notes depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control as described in this Annual Report on Form 10-K. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure debt, exchange debt for other securities, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet debt payment and other obligations, which could have a material adverse effect on our financial condition.

In addition, so long as the notes are outstanding, the holders will have a right of first refusal on more favorable equity-linked financings and will be entitled to participate in certain equity or debt financings, in each case, subject to certain exceptions. The existence of these rights may deter potential financing sources and may lead to delays in our ability to close proposed financings. Any delay or inability to complete a financing when needed could have a material adverse effect on our financial condition.

We may also incur additional indebtedness in the future. If new debt or other liabilities are added to our current consolidated debt levels, the related risks that we now face could intensify.

We may be required to consolidate the financial results of our former subsidiary, Sysorex, Inc., which could have a material adverse effect on our operating results and financial condition.

On August 31, 2018, we completed the spin-off of our value-added reseller business from its indoor positioning analytics business by way of a distribution of all the shares of common stock of its wholly-owned subsidiary, Sysorex, Inc. (“Sysorex”), to its stockholders of record as of August 21, 2018 and certain warrant holders. As of such time, Sysorex’s financial results was deconsolidated from the Company’s financial statements.

As of the date of this Annual Report on Form 10-K, the Company has concluded that Sysorex does not meet the definition of a variable interest entity (“VIE”); however, in the event that in the future Sysorex meets the definition of a VIE under applicable accounting rules, and we are deemed to be the primary beneficiary, we will be required to consolidate line by line Sysorex’s financial results in our consolidated financial statements for reporting purposes. If Sysorex’s financial results were negative, this would have a corresponding negative impact on our operating results for reporting purposes and could have a material adverse effect on our operating results and financial condition.

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

Pursuant to our operations, the Company regularly interacts with governmental regulators including, among others, the U.S. Securities and Exchange Commission (the “SEC”). In certain instances, responding to inquiries from regulators could have a materially adverse effect on our business through, among other things, increased legal fees and the time and attention required of the Company’s management and employees. Moreover, if a regulator were to make an adverse finding relating to the Company or its business practices it could have a material adverse effect on our business, financial condition, results of operations and cash flows. To the extent that any governmental or regulatory inquiries arise from time to time, the Company can make no assurances with respect to the amount of resources the Company will need to devote to such matters, final outcomes, or the impact on the Company’s business, financial condition, results of operations and cash flows.

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

Our success depends to a significant extent upon the operation, experience, and continued services of certain of our officers, including our CEO, as well as other key personnel. While our CEO and key personnel are employed under employment contracts, there is no assurance we will be able to retain their services. The loss of our CEO or several of the other key personnel could have an adverse effect on the Company. If our CEO or other executive officers were to leave we would face substantial difficulty in hiring a qualified successor and could experience a loss in productivity while any successor obtains the necessary training and experience. Furthermore, we do not maintain “key person” life insurance on the lives of any executive officer and their death or incapacity would have a material adverse effect on us. The competition for qualified personnel is intense, and the loss of services of certain key personnel could adversely affect our business.

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

Many of the systems and networks that we develop, install and maintain for our customers on premise or host on our infrastructure involve managing and protecting confidential information and other sensitive corporate and government information. While we have programs designed to comply with relevant privacy and security laws and restrictions, if a system or network that we develop, install or maintain were to fail or experience a security breach or service interruption, whether caused by us, third-party service providers, cyber security threats or other events, we may experience loss of revenue, remediation costs or face claims for damages or contract termination. Any such event could cause serious harm to our reputation and prevent us from having access to or being eligible for further work on such systems and networks. Our errors and omissions liability insurance may be inadequate to compensate us for all of the damages that we may incur and, as a result, our future results could be adversely affected.

We may enter into joint venture, teaming and other arrangements, and these activities involve risks and uncertainties. A failure of any such relationship could have material adverse results on our business and results of operations.

We may enter into joint venture, teaming and other arrangements. These activities involve risks and uncertainties, including the risk of the joint venture or applicable entity failing to satisfy its obligations, which may result in certain liabilities to us for guarantees and other commitments, the challenges in achieving strategic objectives and expected benefits of the business arrangement, the risk of conflicts arising between us and our partners and the difficulty of managing and resolving such conflicts, and the difficulty of managing or otherwise monitoring such business arrangements. A failure of our business relationships could have a material adverse effect on our business and results of operations.

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

The growth of our business is dependent on increasing sales to our existing customers and obtaining new customers, which, if unsuccessful, could limit our financial performance.

Our ability to increase revenues from existing customers by identifying additional opportunities to sell more of our products and services and our ability to obtain new customers depends on a number of factors, including our ability to offer high quality products and services at competitive prices, the strength of our competitors and the capabilities of our sales and marketing departments. If we are not able to continue to increase sales of our products and services to existing customers or to obtain new customers in the future, we may not be able to increase our revenues and could suffer a decrease in revenues as well.

Decreases, or slow growth, in the newspaper publishing industry may negatively affect our results from operation as it relates to our Shoom products.

The newspaper industry as a whole is experiencing challenges to maintain and grow print circulation and revenues. This results from, among other factors, increased competition from other media, particularly the growth of electronic media, and shifting preferences among some consumers to receive all or a portion of their news other than from a newspaper. The customer base for our Shoom products is focused on the newspaper publishing industry and therefore sales from this operating sector will be subject to the future of the newspaper industry.

Our competitiveness depends significantly on our ability to keep pace with the rapid changes in our industry. Failure by us to anticipate and meet our customers’ technological needs could adversely affect our competitiveness and growth prospects.

We operate and compete in an industry characterized by rapid technological innovation, changing customer needs, evolving industry standards and frequent introductions of new products, product enhancements, services and distribution methods. Our success depends on our ability to develop expertise with these new products, product enhancements, services and distribution methods and to implement solutions that anticipate and respond to rapid changes in technology, the industry, and customer needs. The introduction of new products, product enhancements and distribution methods could decrease demand for current products or render them obsolete. Sales of products and services can be dependent on demand for specific product categories, and any change in demand for or supply of such products could have a material adverse effect on our net sales if we fail to adapt to such changes in a timely manner.

Through our acquisition of certain assets of GTX and our acquisitions of Locality and Jibestream, we have attempted to adjust our product offerings to address changing market conditions by offering products such as indoor maps, enhanced video management system, GPS tracking products, and a Wi-Fi only POD sensor. These products have met with short-term or limited commercial success, and there can be no assurances that consumer or commercial demand for our future products will meet, or even approach, our expectations. In addition, our pricing and marketing strategies may not be successful. Lack of customer demand, a change in marketing strategy and changes to our pricing models could dramatically alter our financial results. Unless we are able to release location based products that meet a significant market demand, we will not be able to improve our financial condition or the results of our future operations.

If we unable to sell additional products and services to our customers and increase our overall customer base, our future revenue and operating results may suffer.

Our future success depends, in part, on our ability to expand the deployment of the Jibestream platform and technologies acquired from GTX and Locality with existing customers and finding new customers to sell our products and services to. This may require increasingly sophisticated and costly sales efforts and may not result in additional sales. In addition, the rate at which our customers purchase additional products and services, and our ability to attract new customers, depends on a number of factors, including the perceived need for indoor mapping products and services, as well as general economic conditions. If our efforts to sell additional products and services are not successful, our business may suffer.

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

Our profitability is dependent on the prices we are able to charge for our products and services. The prices we are able to charge for our products and services are affected by a number of factors, including:

●	our customers’ perceptions of our ability to add value through our products and services;

●	introduction of new products or services by us or our competitors;

●	our competitors’ pricing policies;

●	our ability to charge higher prices where market demand or the value of our products or services justifies it;

●	procurement practices of our customers; and

●	general economic and political conditions.

If we are not able to maintain favorable pricing for our products and services, our results of operations could be adversely affected.

A delay in the completion of our customers’ budget processes could delay purchases of our products and services and have an adverse effect on our business, operating results and financial condition.

We rely on our customers to purchase products and services from us to maintain and increase our earnings, and customer purchases are frequently subject to budget constraints, multiple approvals and unplanned administrative, processing and other delays. If sales expected from a specific customer are not realized when anticipated or at all, our results could fall short of public expectations and our business, operating results and financial condition could be materially adversely affected.

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

Our success depends in part on our ability to provide reliable remote services, technology integration and managed services to our customers. The operations of our Cloud based applications and analytics are susceptible to damage or interruption from human error, fire, flood, power loss, telecommunications failure, terrorist attacks and similar events. We could also experience failures or interruptions of our systems and services, or other problems in connection with our operations, as a result of:

●	damage to or failure of our computer software or hardware or our connections;

●	errors in the processing of data by our systems;

●	computer viruses or software defects;

●	physical or electronic break-ins, sabotage, intentional acts of vandalism and similar events;

●	increased capacity demands or changes in systems requirements of our customers; and

●	errors by our employees or third-party service providers.

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

Our top three customers accounted for approximately 66% and 49% of our gross revenue during the years ended December 31, 2019 and 2018, respectively. One customer accounted for 42% of our gross revenue in 2019 and 33% in 2018; however, this customer may or may not continue to be a significant contributor to revenue in 2020. The loss of a significant amount of business from one of our major customers would materially and adversely affect our results of operations until such time, if ever, as we are able to replace the lost business. Significant customers or projects in any one period may not continue to be significant customers or projects in other periods. To the extent that we are dependent on any single customer, we are subject to the risks faced by that customer to the extent that such risks impede the customer’s ability to stay in business and make timely payments to us.

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

Our business depends on our ability to successfully obtain payment from our customers of the amounts they owe us for products received from us and any work performed by us. The timely collection of our receivables allows us to generate cash flow, provide working capital and continue our business operations. Our customers may fail to pay or delay the payment of invoices for a number of reasons, including financial difficulties resulting from macroeconomic conditions or lack of an approved budget. An extended delay or default in payment relating to a significant account will have a material and adverse effect on the aging schedule and turnover days of our accounts receivable. If we are unable to timely collect our receivables from our customers for any reason, our business and financial condition could be adversely affected.

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

Our products, particularly our location based security and detection products, may be misused by customers or third parties that obtain access to such products. For example, location information combined with other information about the same users in the hands of criminals could result in misuse of the data and privacy law violations and result in negative press coverage and negatively affect our reputation.

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

Our international business exposes us to geo-political and economic factors, legal and regulatory requirements, public health and other risks associated with doing business in foreign countries.

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

In addition, our international operations (or those of our business partners) could be subject to natural disasters such as earthquakes, tsunamis, flooding, typhoons and volcanic eruptions that disrupt manufacturing or other operations. There may be conflict or uncertainty in the countries in which we operate, including public health issues (for example, an outbreak of a contagious disease such as 2019-Novel Coronavirus (2019-nCoV), avian influenza, measles or Ebola), safety issues, natural disasters, fire, disruptions of service from utilities, nuclear power plant accidents or general economic or political factors. For example, as a result of the Coronavirus outbreak, our ability to source internal connection cables for certain of our sensors has been delayed, which will require us to source these components from other vendors at a higher price that may result in an increase in our costs to produce our products In the event our customers are materially impacted by these events, it may impact anticipated orders and planned shipments for our products. With respect to political factors, the United Kingdom’s 2016 referendum, commonly referred to as “Brexit,” has created economic and political uncertainty in the European Union. Also, the European Union’s General Data Protection Regulation imposes significant new requirements on how we collect, process and transfer personal data, as well as significant fines for non-compliance. Any of the above risks, should they occur, could result in an increase in the cost of components, production delays, general business interruptions, delays from difficulties in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, longer payment cycles, increased taxes, restrictions on the repatriation of funds and the burdens of complying with a variety of foreign laws, any of which could ultimately have a material adverse effect on our business.

Our international operations are subject to special U.S. government laws and regulations, such as the Foreign Corrupt Practices Act, and regulations and procurement policies and practices, including regulations to import-export control, which may expose us to liability or impair our ability to compete in international markets.

Our international operations are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. and other business entities for the purpose of obtaining or retaining business. We have operations and deal with governmental customers in countries known to experience corruption, including certain countries in the Middle East and in the future, the Far East. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, consultants or contractors that could be in violation of various laws including the FCPA, even though these parties are not always subject to our control. We are also subject to import-export control regulations restricting the use and dissemination of information classified for national security purposes and the export of certain products, services, and technical data, including requirements regarding any applicable licensing of our employees involved in such work.

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

As a result of changes to U.S. administrative policy, among other possible changes, there may be (i) changes to existing trade agreements; (ii) greater restrictions on free trade generally; and (iii) significant increases in tariffs on goods imported into the United States, particularly those manufactured in China. China is currently a leading global source of hardware products, including the hardware products that we use. In January 2020, the U.S. and China entered into Phase One of the Economic and Trade Agreement Between the United States of America and the People’s Republic of China (the “Phase One Trade Agreement”). The Phase One Trade Agreement takes steps to ease certain trade tensions between the U.S. and China, including tensions involving intellectual property theft and forced intellectual property transfers by China. Although the Phase One Trade Agreement is an encouraging sign of progress in the trade negotiations between the U.S. and China, questions still remain as to the enforcement of its terms, the resolution of a number of other points of dispute between the parties, and the prevention of further tensions. If the U.S.-China trade dispute re-escalates or relations between the United States and China deteriorate, these conditions could adversely affect our ability to source our hardware products and therefore our ability to manufacture our products. Our ability to manufacture our products could also be affected by economic uncertainty, in China or by our failure to establish a positive reputation and relationships in China. The occurrence of any of these events could have an adverse effect on our ability to source the components necessary to manufacture our products, which, in turn, could cause our long-term business, financial condition and operating results to be materially adversely affected.

There is also a possibility of future tariffs, trade protection measures, import or export regulations or other restrictions imposed on our products or on our customers by the United States, China or other countries that could have a material adverse effect on our business. A significant trade disruption or the establishment or increase of any tariffs, trade protection measures or restrictions could result in lost sales adversely impacting our reputation and business. A trade war, other governmental action related to tariffs or international trade agreements, changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently do business or any resulting negative sentiments towards the United States could adversely affect our supply chain economics, consolidated revenue, earnings and cash flow.

We may use open source blockchain technology in our IPA platform as requested by customers.  This technology has been scrutinized by regulatory agencies and therefore we may be impacted by unfavorable regulatory action in one or more jurisdictions.

We may use open source blockchain technology as a secure repository for “device reputation” acquired by our IPA platform if requested by customers. Blockchain technologies have been the subject of scrutiny by various regulatory bodies around the world. We could be impacted by one or more regulatory inquiries or actions, including but not limited to restrictions on the use of blockchain technology, which could impede or limit the use of this technology within our product offerings.

We intend to use and leverage open source technology in our IPA platform which may create risks of security weaknesses.

Some parts of our technology may be based on open-source technology, including the blockchain technology that we may use in our IPA platform. There is a risk that the development team or other third parties may intentionally or unintentionally introduce weaknesses or bugs into the core infrastructure elements of our technology solutions interfering with the use of such technology or causing loss to the Company.

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

Some features of our services may trigger the data protection requirements of certain foreign jurisdictions, such as the EU General Data Protection Regulation (the “GDPR”), and the EU ePrivacy Directive. In addition, our services may be subject to regulation under current or future laws or regulations. For instance, the EU ePrivacy Directive is soon to be replaced in its entirety by the ePrivacy Regulation, which will bring with it an updated set of rules relevant to many aspects of our business. If our treatment of data, privacy practices or data security measures fail to comply with these current or future laws and regulations in any of the jurisdictions in which we collect and/or process information, we may be subject to litigation, regulatory investigations, civil or criminal enforcement, financial penalties, audits or other liabilities in such jurisdictions, or our customers may terminate their relationships with us. In addition, data protection laws, such as the GDPR, foreign court judgments or regulatory actions could affect our ability to transfer, process and/or receive transnational data that is critical to our operations, including data relating to users, customers, or partners outside the United States. For instance, the GDPR restricts transfers of personal data outside of the European Economic Area, including to the United States, subject to certain requirements. Such data protection laws, judgments or actions could affect the manner in which we provide our services or adversely affect our financial results if foreign customers and partners are not able to lawfully transfer data to us.

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

If our customers fail to abide by applicable privacy laws or to provide adequate notice and/or obtain any required consent from end users, we could be subject to litigation or enforcement action or reduced demand for our services.

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

If we are perceived to cause, or are otherwise unfavorably associated with, violations of privacy or data security requirements, it may subject us or our customers to public criticism, financial penalties and potential legal liability. Existing and potential privacy laws and regulations concerning privacy and data security and increasing sensitivity of consumers to unauthorized processing of personal data may create negative public reactions to technologies, products and services such as ours. Public concerns regarding personal data processing, privacy and security may cause some of our customers’ end users to be less likely to visit their venues or otherwise interact with them. If enough end users choose not to visit our customers’ venues or otherwise interact with them, our customers could stop using our platform. This, in turn, may reduce the value of our service, and slow or eliminate the growth of our business, or cause our business to contract.

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

In 2018, we incurred significant costs in connection with the Spin-off, including legal, accounting, consulting, financial advisory, and related fees. Although we expect the Spin-off to benefit both us and Sysorex as independent public companies, we cannot assure you these benefits will be achieved in the near term, or at all.

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

We entered into a loan arrangement with Sysorex and there can be no guarantee Sysorex will be able to repay any amounts borrowed.

As described further within “Part I—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, we entered into a note purchase agreement with Sysorex, as amended from time to time, pursuant to which we agreed to loan Sysorex up to an aggregate principal amount of $10,000,000. On March 1, 2020, we agreed to extend the maturity date of the note from December 31, 2020 to December 31, 2022. Pursuant to Accounting Standards Codification 310 - Receivables, the Sysorex note has been classified as “held for sale” as of December 31, 2019. In connection with such classification, the Company, with the assistance of a third-party valuation firm, estimated the fair value of such using Sysorex financial projections, a discounted cash flow model and a 12.3% discount rate. As a result, the Company established a full valuation allowance as of December 31, 2019. We are required to periodically re-evaluate the carrying value of the note and the related valuation allowance based on various factors, including, but not limited to, Sysorex’s performance and collectability of the note. Sysorex’s performance against those financial projections will directly impact future assessments of the fair value of the note.

There are no assurances that Sysorex will be able to repay any amounts borrowed when due, and there can be no guarantee that the collateral Sysorex provided pursuant to the loan arrangement would be sufficient to cover any borrowed amounts in the event of a default. If Sysorex were to default, it could have an adverse material impact on our financial condition and cash flows.

We currently generate less revenue as a result of the Spin-off.

As described further within “Part I—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, following the Spin-off, we generate significantly less revenue as compared to historical periods prior to the completion of the Spin-off. Although we believe that the Spin-off has positioned us for future revenue growth, there can be no guarantee that such growth will be realized or achieved.

Risks Related to Our Securities

We do not intend to pay cash dividends to our stockholders, so it is unlikely that stockholders will receive any return on their investment in our Company prior to selling our stock.

We have never paid any dividends to our common stockholders as a public company. We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any cash dividends in the foreseeable future. If we determine that we will pay cash dividends to the holders of our common stock, we cannot assure that such cash dividends will be paid on a timely basis. The success of your investment in our Company will likely depend entirely upon any future appreciation. As a result, you will not receive any return on your investment prior to selling your shares in our Company and, for the other reasons discussed in this “Risk Factors” section, you may not receive any return on your investment even when you sell your shares in our Company.

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

We have identified a material weakness in our internal control over financial reporting for the year ended December 31, 2019 and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or could have a material adverse effect on our business and trading price of our securities.

We are subject to the reporting requirements of the Exchange Act, the  Sarbanes-Oxley Act and the rules and regulations of the Nasdaq Capital Market. Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to perform system and process evaluation and testing of our internal control over financial reporting to allow our management to report on the effectiveness of our internal control over financial reporting.

In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2019, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. The material weakness resulted from a determination following initial audit procedures that the documentation underlying the preparation of forward projections which included copies of customer contracts underlying the basis of projecting revenues and support for the projected cost structures associated with determining the fair value of the Sysorex note as of December 31, 2019 was not supportable thereby requiring material adjustments to be made to the carrying value of the note as determined by management as of December 31, 2019.

We are in the process of designing and implementing measures to remediate the underlying causes of the control deficiencies that gave rise to the material weakness through the enhancement of our internal technical accounting capabilities augmented by the use of third-party advisors and consultants to assist with areas requiring specialized technical accounting expertise. We will continue to monitor the effectiveness of these controls and will make any further changes management determines appropriate.

Additionally, with each prospective acquisition we may make we will conduct whatever due diligence is necessary or prudent to assure us that the acquisition target can comply with the internal controls requirements of the Sarbanes-Oxley Act. Notwithstanding our diligence, certain internal controls deficiencies may not be detected. As a result, any internal control deficiencies may adversely affect our financial condition, results of operations and access to capital. We have not performed an in-depth analysis to determine if historical undiscovered failures of internal controls exist and may in the future discover areas of our internal controls that need improvement.

We cannot assure you that the measures we have taken to date, together with any measures we may take in the future, will be sufficient to remediate the control deficiencies that led to the material weakness in our internal control over financial reporting or to avoid potential future material weaknesses. If we are unable to successfully remediate our existing or any future material weakness in our internal control over financial reporting, or if we identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected. If we are unable to maintain effective internal controls, we may not have adequate, accurate or timely financial information, and we may be unable to meet our reporting obligations as a public company, including the requirements of the  Sarbanes-Oxley Act , we may be unable to accurately report our financial results in future periods, or report them within the timeframes required by the requirements of the SEC, Nasdaq or the  Sarbanes-Oxley Act . Failure to comply with the  Sarbanes-Oxley Act , when and as applicable, could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in identification of additional material weaknesses or significant deficiencies, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed and investors could lose confidence in our reported financial information.

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

In general, a non-affiliated person who has held restricted shares for a period of six months, under Rule 144, may sell into the market our common stock all of their shares, subject to the Company being current in its periodic reports filed with the SEC. As of February 16, 2020, except for approximately 14 shares, which are subject to control restrictions, the remainder of the 5,049,062 shares of common stock outstanding were free trading.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. For example, in June 2018, the SEC declared effective a shelf registration statement filed by us. This shelf registration statement allows us to issue any combination of our common stock, preferred stock, warrants, units, debt securities and subscription rights from time to time until expiry in June 2021 for an aggregate initial offering price of up to $300 million, subject to certain limitations if our public float is less than $75 million. The specific terms of future offerings, if any, under this shelf registration statement would be established at the time of such offering. Depending on a variety of factors, including market liquidity of our common stock, the sale of shares under this shelf registration statement may cause the trading price of our common stock to decline. The sale of a substantial number of shares of our common stock under this shelf registration statement, or anticipation of such sales, could cause the trading price of our common stock to decline or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire.

In addition, as of February 20, 2020, there were 5 shares issuable upon conversion of 1 share of Series 4 Convertible Preferred Stock, 841 shares of common stock issuable upon conversion of 126 shares of Series 5 Convertible Preferred Stock, 93,252 shares subject to outstanding warrants, 121,403 shares subject to outstanding options under the Company’s equity incentive plans, 1 share subject to options not under such plans, an additional 417,214 shares reserved for future issuance under the Company’s Amended and Restated 2011 Employee Stock Incentive Plan and up to an additional 9,695,029 shares of common stock which may be issued under the Company’s 2018 Employee Stock Incentive Plan that will become, or have already become, eligible for sale in the public market to the extent permitted by any applicable vesting requirements, lock-up agreements, if any, Rule 144 under the Securities Act or in connection with their registration under the Securities Act.

Historically, we have used our shares of common stock to satisfy our outstanding debt obligations, and, in the future, we expect to continue to issue our securities to raise additional capital or satisfy outstanding debt obligations. The number of new shares of our common stock issued in connection with raising additional capital or satisfying our outstanding debt obligations could constitute a material portion of the then-outstanding shares of our common stock.

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

Between November 2015 and May 2018, we received four deficiency letters from Nasdaq indicating that we did not comply with certain Nasdaq continued listing requirements. Such deficiencies were later cured. However, on May 30, 2019, we received another deficiency letter from Nasdaq indicating that, based on our closing bid price for the last 30 consecutive business days, we did not comply with the minimum bid price requirement of $1.00 per share, as set forth in Nasdaq Listing Rule 5550(a)(2). In accordance with the Nasdaq Listing Rules, the Company was provided with a 180 calendar day period, through November 26, 2019 (the “Compliance Deadline”), to regain compliance with the Minimum Bid Price Requirement. On November 27, 2019, the Company received notice from the Nasdaq Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) that based upon the Company’s continued non-compliance with the Minimum Bid Price Requirement (as defined below), the Company’s common stock would be subject to delisting from Nasdaq (the “Staff Delisting Determination”), unless the Company timely requested an appeal hearing before the Nasdaq Hearings Panel (the “Panel”). The Company requested such hearing, which was held on January 23, 2020, following the Company’s implementation of a reverse stock split effective on January 7, 2020.

On February 5, 2020, we received a letter from the Office of General Counsel of Nasdaq informing us that the Nasdaq Hearings Panel (the “Panel”) granted our request to continue the listing of our common stock on Nasdaq. The Panel also determined to impose a Panel Monitor pursuant to Nasdaq Listing Rule 5815(d)(4)(A) to last until February 5, 2021 (“Panel Monitor Period”). If at any time before February 5, 2021, the Staff or the Panel determines that we have failed to meet the minimum bid price requirement for a period of 30 consecutive trading days or any other requirement for continued listing on Nasdaq, the Panel will direct the Staff to issue a Staff Delisting Determination and the Hearings Department will promptly schedule a new hearing, with the initial Panel or a newly convened Panel if the initial Panel is unavailable. During the monitor period, we are obligated to notify the Panel immediately, in writing, in the event our bid price falls below the minimum requirement for any reason, or if we fall out of compliance with any applicable listing requirement.

The Nasdaq Listing and Hearing Review Council (the “Listing Council”) may, on its own motion, determine to review any Panel decision within 45 days. If the Listing Council determines to review the Panel’s decision, it may affirm, modify, reverse, dismiss or remand the decision to the Panel.

While the Company is currently compliance with all continued listing rules and it believes that it will be able to maintain compliance with Nasdaq’s continued listing rules, it has received a notice of deficiency five times since 2015 and there are no assurances that it will be able to meet all continued listing requirements to maintain its listing.

Nasdaq has advised us that our common stock may be delisted from The Nasdaq Capital Market due to public policy concerns even if we are technically able to meet Nasdaq’s continued listing requirements.

In addition to the failure to comply with Nasdaq Listing Rule 5550(a)(2), the Nasdaq Staff has advised us that our history of non-compliance with Nasdaq’s minimum bid price requirement, the corresponding history of reverse stock splits, the dilutive effect of historical offerings and an inability to cure the bid price deficiency organically without effecting a reverse stock split prior may raise public interest concerns under Nasdaq Listing Rule 5101 and could result in the Nasdaq Staff issuing a delisting determination with respect to our common stock (subject to any appeal we might file). Nasdaq rules provide that Nasdaq may suspend or delist particular securities based on any event, condition or circumstance that exists or occurs that makes continued listing of the securities on Nasdaq inadvisable or unwarranted in the opinion of the Nasdaq Staff, even though the securities meet all enumerated criteria for continued listing on Nasdaq. In that regard, the Nasdaq Staff has discretion to determine that our failure to comply with the minimum bid price rule or any subsequent price-based market value requirement or the dilutive effect of any transaction in which we issue securities, constitutes a public interest concern and while we will have an opportunity to appeal, we cannot assure you that Nasdaq will not exercise such discretionary authority or that we will be successful if such discretion is exercised and we appeal.

If our common stock is delisted from the Nasdaq Capital Market and we become subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain a listing on The Nasdaq Capital Market, and if the price of our common stock is less than $5.00, our common stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. If our common stock is delisted, market liquidity for our common stock could be severely affected and our stockholders’ ability to sell their shares of our common stock could be limited. A delisting of our common stock from Nasdaq would negatively affect the value of our common stock. A delisting of our common stock could also result in negative publicity and adversely affect our ability to obtain financing for our operations and could result in the loss of confidence in our company.

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

Following periods of market volatility in the price of a company’s securities or the reporting of unfavorable news, security holders may institute class action litigation. If the market value of our securities experience adverse fluctuations and we become involved in this type of litigation, regardless of the outcome, we could incur substantial legal costs and our management’s attention could be diverted from the operation of our business, causing our business to suffer.

ITEM 1B: UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to provide this information.

ITEM 2: PROPERTIES

We lease office space in several locations in the United States, including Palo Alto, CA where we house our principal headquarters, research and development, sales and marketing and certain administrative functions. Outside of the U.S., through our subsidiary, Inpixon Canada we lease offices in Coquitlam, BC, Toronto, ON, New Westminster, BC for research and development, sales and marketing and administrative activities. Through our majority owned subsidiary Inpixon India Limited, we also lease offices in Hyderabad, India primarily for research and development purposes. We also lease certain property in Encino, CA which is subleased to a third party and not used for our operations. We believe our facilities are adequate for our current and reasonably anticipated future needs.

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

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades under the symbol “INPX” on the Nasdaq Capital Market.

Holders of Record

According to our transfer agent, as of February 20, 2020, we had approximately 203 shareholders of record of our common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name. Our stock transfer agent is Computershare Trust Company, N.A., Meidinger Tower, 462 S. 4th Street, Louisville, KY 40202.

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

Recent Sales of Unregistered Equity Securities

During the period covered by this Annual Report on Form 10-K, we have not sold any equity securities that were not registered under the Securities Act that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

ITEM 6: SELECTED FINANCIAL DATA.

As a smaller reporting company, we are not required to provide this information.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis here and throughout this Annual Report on Form 10-K contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements, due to a number of factors, including but not limited to, risks described in the section entitled “Risk Factors.”

Except where indicated, all share and per share data in this section, as well as the consolidated financial statements, reflect the 1-for-30 reverse split of our outstanding common stock effected on February 6, 2018, the 1-for-40 reverse split of our outstanding common stock effected on November 2, 2018 and the 1-for-45 reverse split of our common stock effective on January 7, 2019 (collectively, the “Reverse Splits”). We have reflected the Reverse Splits herein, unless otherwise indicated.

Overview of Our Business

We are an indoor intelligence company. Our business and government customers use our solutions to secure, digitize and optimize their indoor spaces with our positioning, mapping and analytics products. Our indoor intelligence platform uses sensor technology to detect accessible cellular, Wi-Fi, Bluetooth, ultra-wide band (UWB) and radio frequency identification (RFID) signals emitted from devices within a venue providing positional information similar to what global positioning system (“GPS”) satellite systems provide for the outdoors. Combining this positional data with our dynamic and interactive mapping solution and a high-performance analytics engine, yields near real time insights to our customers providing them with visibility, security and business intelligence within their indoor spaces. Our highly configurable platform can also ingest data from our customers’ and other third party sensors, Wi-Fi access points, Bluetooth beacons, video cameras, and big data sources, among others to maximize indoor intelligence. We also offer digital tear-sheets with optional invoice integration, digital ad delivery, and an e-edition designed for reader engagement for the media, publishing and entertainment industry.

Effective August 31, 2018, the Company completed a spin-off of its then wholly owned subsidiary Sysorex, Inc. and the associated infrastructure business and it is no longer a part of our reporting in the current year. For prior years’ the consolidated financial data, revenue and expense of Sysorex’s infrastructure business are shown as discontinued operations. Our Indoor Intelligence products secure, digitize and optimize the interior of any premises with indoor positioning and data analytics that provide rich positional information, similar to a global positioning system, and browser-like intelligence for the indoors.

Revenues increased in the year ended December 31, 2019 over the same period in 2018 by approximately 68% because of an increase in our Indoor Intelligence revenues resulting from an increased focus on the Indoor Intelligence product line following the spin-off, the completion of certain acquisitions in 2019 and the addition of a new customer that accounted for approximately 42% of our revenues for the year ended December 31, 2019. We expect to continue to grow our Indoor Intelligence product line in 2020. The Indoor Intelligence product line does have long sales cycles, which result from customer-related issues such as budget and procurement processes but also because of the early stages of indoor-positioning technology and the learning curve required for customers to implement such solutions. Customers also often engage in a pilot program first which prolongs sales cycles and is typical of most emerging technology adoption curves. We anticipate sales cycles to improve in 2020 as our customer base moves from early adopters to mainstream customers. The sales cycle is also improving with the increased presence and awareness of beacon and Wi-Fi locationing technologies in the market. Indoor Intelligence sales can be licensed-based with government customers but commercial customers typically prefer a SaaS or subscription model. Our other digital solutions are also delivered on a SaaS model and allow us to generate industry analytics that complement our indoor-positioning solutions.

We experienced a net loss of approximately $34.0 million and $24.6 million for the years ended December 31, 2019 and 2018, respectively. We cannot assure that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. In order to continue our operations, we have supplemented the revenues we earned with proceeds from the sale of our equity and debt securities and proceeds from loans and bank credit lines. Furthermore, except for our Payplant facility, we have no committed source of financing and we cannot assure that we will be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to scale back our business operations by reducing expenditures for employees, consultants, business development and marketing efforts, selling assets or one or more products in our business, or otherwise severely curtailing our operations.

Recent Events

Reverse Stock Split

On January 7, 2020, we effected a 1-for-45 reverse split of our outstanding common stock.

Sysorex Loan Transaction

On December 31, 2018, the Company and Sysorex entered into a note purchase agreement, as amended (the “Note Purchase Agreement”), pursuant to which the Company agreed to purchase from Sysorex at a purchase price equal to the Loan Amount (as defined below), a secured promissory note, as amended (the “Secured Note”), for up to an aggregate principal amount of $3 million which amount was increased to an aggregate of $10 million as described below (the “Principal Amount”), including any amounts advanced through the date of the Secured Note (the “Prior Advances”), to be borrowed and disbursed in increments (such borrowed amount, together with the Prior Advances, collectively referred to as the “Loan Amount”), with interest to accrue at a rate of 10% percent per annum on all such Loan Amounts, beginning as of the date of disbursement with respect to any portion of such Loan Amount. In addition, Sysorex agreed to pay $20,000 to the Company to cover the Company’s legal fees, accounting costs, due diligence, monitoring and other transaction costs incurred in connection with the purchase and sale of the Secured Note (the “Transaction Expense Amount”), all of which amount is included in the Principal Amount. Sysorex may borrow repay and borrow under the Secured Note, as needed, for a total outstanding balance, exclusive of any unpaid accrued interest, not to exceed the Principal Amount at any one time.

All sums advanced by the Company to the Maturity Date (as defined below) pursuant to the terms of the Note Purchase Agreement are part of the aggregate Loan Amount underlying the Secured Note. All outstanding principal amounts and accrued unpaid interest owing under the Secured Note is due and payable on the earlier to occur of (i) December 31, 2022 (the “Maturity Date”), (ii) at such date when declared due and payable by the Company upon the occurrence of an Event of Default (as defined in the Secured Note), or (iii) at any such earlier date as set forth in the Secured Note. All accrued unpaid interest shall be payable in cash. On February 4, 2019, April 2, 2019, and May 22, 2019, the Secured Note was amended to increase the Principal Amount that may be outstanding at any time from $3 million to $5 million, $5 million to $8 million and $8 million to $10 million, respectively. On March 1, 2020, the Secured Note was amended to extend the maturity date from December 31, 2020 to December 31, 2022 as noted above. In addition, the default interest rate was increased from 18% to 21% or the maximum rate allowable by law and a cash payment to the Company by Sysorex against the Loan Amount in an amount equal to no less than 6% of the aggregate gross proceeds raised following the completion of any financing, or series of related financings, in which Sysorex raises aggregate gross proceeds of at least $5 million.

The amount owed for principal and accrued interest by Sysorex to the Company as of December 31, 2018 and December 31, 2019 was approximately $2.2 million and $10.6 million, respectively. The Secured Note has been classified as “held for sale” and the Company, with the assistance of a third-party valuation firm, estimated the fair value of such using Sysorex financial projections, a discounted cash flow model and a 12.3% discount rate. As a result, the Company established a full valuation allowance as of December 31, 2019. We are required to periodically re-evaluate the carrying value of the note and the related valuation allowance based on various factors, including, but not limited to, Sysorex’s performance and collectability of the note. Sysorex’s performance against those financial projections will directly impact future assessments of the fair value of the note.

January 2019 Capital Raise

On January 15, 2019, in a rights offering, we issued and sold an aggregate of 12,000 units consisting of an aggregate of 12,000 shares of Series 5 Convertible Preferred Stock and 80,000 warrants to purchase common stock exercisable for one share of common stock at an exercise price of $149.85 per share in accordance with the terms and conditions of a warrant agency agreement, resulting in gross proceeds to the Company of approximately $12 million, and net proceeds of approximately $10.77 million after deducting expenses relating to dealer-manager fees and expenses, and excluding any proceeds received upon exercise of any warrants.

Following the rights offering, the conversion price of the Series 4 Convertible Preferred Stock was reduced to the floor price of $223.20, the exercise price of the warrants issued in the April 2018 public offering were also reduced to the floor price of $223.20 and the number of shares issuable upon exercise of such warrants was increased to 61,562 shares of common stock. The maximum deemed dividend under the Series 4 Convertible Preferred Stock has been recognized so there is no accounting effect from the conversion price reduction of the Series 4 Convertible Preferred Stock. However, the Company recorded a $1.3 million deemed dividend for the reduction to the exercise price of the April 2018 warrants. As of December 31, 2019, there were 126 shares of Series 5 Convertible Preferred Stock outstanding.

Atlas Technology Settlement

On February 20, 2019, the Company, Sysorex and Atlas Technology Group, LLC (“Atlas”) entered into a settlement agreement (the “Settlement Agreement”) in connection with the satisfaction of an arbitration award granted to Atlas in an aggregate amount of $1,156,840 plus pre-judgment interest equal to an aggregate of $59,955 (the “Award”) arising out of an engagement agreement, dated September 8, 2016, by and between Atlas and the Company as well as its subsidiaries, including the predecessor to Sysorex (the “Engagement Agreement”). Pursuant to the Settlement Agreement, Atlas agreed to (a) reduce the Award by $275,000 resulting in a net award of $941,796 (the “Net Award”) and (b) accept an aggregate of 16,655 shares of freely-tradable common stock of the Company (the “Settlement Shares”), in full satisfaction of the Award. Atlas also agreed to apply an amount equal to the difference between the proceeds received from the sale of the Settlement Shares and the Net Award, against legal fees incurred by the Company and Sysorex in connection with the Settlement Agreement.

In connection with the Spin-off, pursuant to the terms and conditions of that certain Separation and Distribution Agreement, dated August 7, 2018, 50% of the costs and liabilities related to the arbitration action arising from the Engagement Agreement are required to be shared by Sysorex.

Locality Acquisition

On May 21, 2019, Inpixon, through its wholly owned subsidiary, Inpixon Canada as purchaser, completed its acquisition of Locality in which Locality’s stockholders sold all of the outstanding capital stock of Locality to the purchaser in exchange for consideration of (i) $1,500,000 (the “Aggregate Cash Consideration”) plus or minus the amount by which the estimated working capital is more or less than the working capital target (as defined in the purchase agreement), and (ii) 14,444 shares of common stock of Inpixon.

The Aggregate Cash Consideration, less the working capital adjustment to be applied against the Aggregate Cash Consideration of $85,923, will be paid in installments as follows: (i) the initial installment representing $250,000 minus $46,422 of the working capital adjustment was paid on the closing date; (ii) $210,499 was paid on November 21, 2019 which is comprised of a $250,000 installment less $39,501 of the working capital adjustment; (iii) two additional installments, each equal to $250,000, will be paid twelve months and eighteen months after the closing date; and (iv) one final installment representing $500,000 will be paid on the second anniversary of the closing date, in each case minus the cash fees payable to the advisor in connection with the acquisition. Inpixon Canada will have the right to offset any loss, as defined in the purchase agreement, first, against any installment of the installment cash consideration that has not been paid and second, against the sellers and the advisor on a several basis, in accordance with the indemnification provisions of the purchase agreement.

The total recorded purchase price for the transaction was approximately $1,928,000, which consisted of cash at closing of $204,000, approximately $1,210,000 of cash that will be paid in installments as discussed above and $514,000 representing the value of the stock issued upon closing.

GTX Acquisition

On June 27, 2019, Inpixon completed its acquisition of certain assets of GTX, consisting of a portfolio of GPS technologies and intellectual property (the “Assets”). The Assets were acquired for aggregate consideration consisting of (i) $250,000 in cash delivered at the closing and (ii) 22,223 shares of Inpixon’s restricted common stock. The total recorded purchase price for the transaction was $900,000, which consisted of the cash paid of $250,000 and $650,000 representing the value of the stock issued upon closing.

Promissory Notes

During the year ended December 31, 2019, the Company issued an aggregate of 92,831 shares of the Company’s common stock to the holder (the “Note Holder”) of an unsecured promissory note originally issued on October 12, 2018 (the “October 2018 Note”) in exchange for the full satisfaction of an aggregate of $2.73 million of the outstanding principal and interest due under the October 2018 Note at a price per share between $22.95 and $40.45. In each case, the shares of common stock were issued at a price per share equal to or greater than the Minimum Price as defined by the Nasdaq Listing Rules.

On December 21, 2018, the Company entered into a note purchase agreement with an institutional investor and affiliate of the Note Holder (the “Affiliated Note Holder”), pursuant to which the Company agreed to issue and sell to the Affiliated Note Holder an unsecured promissory note (the “December 2018 Note”) in an aggregate principal amount of $1.895 million (the “December Note Initial Principal Amount”), for an aggregate purchase price equal to $1.5 million which was payable on or before the date that was 10 months from the issuance date. The December Note Initial Principal Amount included an original issue discount of $375,000 and $20,000 that the Company agreed to pay to the Affiliated Note Holder to cover the Affiliated Note Holder’s legal fees, accounting costs, due diligence, monitoring and other transaction costs. Subsequently, the December Note Initial Principal Amount was increased in connection with certain amendments. Interest on the December 2018 Note accrued at a rate of 10% per annum and is payable on the maturity date or otherwise in accordance with the December 2018 Note.

During the year ended December 31, 2019, the Company issued an aggregate of 707,071 shares of the Company’s common stock to the Affiliated Note Holder in exchange for the full satisfaction of an aggregate of $2.112 million of the outstanding principal and interest due under the December 2018 Note at a price per share between $1.80 and $4.95. In each case, the shares of common stock were issued at a price per share equal to or greater than the Minimum Price as defined by the Nasdaq Listing Rules.

The outstanding balance of the December 2018 Note was approximately $217,516 as of December 31, 2019 and approximately $220,374 as of February 16, 2020.

On May 3, 2019, we issued a promissory note (the “May 2019 Note”) to the Note Holder, in the initial principal amount of $3.77 million, payable on or before the date that is 10 months from the issuance date for an aggregate purchase price equal to $3.0 million. The initial principal amount includes an original issue discount of $750,000 and $20,000 that we agreed to pay the Note Holder to cover its legal fees, accounting costs, due diligence, monitoring and other transaction costs. Interest on the note accrues at a rate of 10% per annum and is payable on the maturity date or otherwise in accordance with the note. As of December 31, 2019, the outstanding balance of the note was approximately $1.95 million. During the year ended December 31, 2019, the Company issued an aggregate of 738,889 shares of the Company’s common stock to the Note Holder in exchange for the satisfaction of an aggregate of $2.076 million of the outstanding principal and interest due under the May 2019 Note at a price per share between $1.80 and $3.51. Subsequent to the period covered by this report, the Company issued an aggregate of 524,140 shares of common stock to the Note Holder in exchange for the full satisfaction of the outstanding balance of the May 2019 Note, including principal and interest at a price per share between $3.65 and $4.05. In each case, the shares of common stock were issued at a price per share equal to or greater than the Minimum Price as defined by the Nasdaq Listing Rules.

On June 27, 2019, we issued a second promissory note (the “June 2019 Note”) to the Note Holder in the initial principal amount of $1.895 million, which is payable on or before the date that is 9 months from the issuance date. The initial principal amount includes an original issue discount of $375,000 and $20,000 that we agreed to pay to the Note Holder to cover its legal fees, accounting costs, due diligence, monitoring and other transaction costs. In exchange for the note, the Note Holder paid an aggregate purchase price of $1.5 million. Interest on the note accrues at a rate of 10% per annum and is payable on the maturity date or otherwise in accordance with the note. Pursuant to the terms of the note purchase agreement entered into in connection with the issuance of the note, the Company agreed to make a cash payment immediately following the completion of any offering of its equity securities in the following amounts: (a) twenty-five percent (25%) of the outstanding balance of the June 2019 Note if the Company receives net proceeds equal to $2,500,000.00 or less; (b) fifty percent (50%) of the outstanding balance of the June 2019 Note if the Company receives net proceeds of more than $2.5 million but less than $5.0 million; and (c) one hundred percent (100%) of the outstanding balance of the June 2019 Note if the Company receives net proceeds equal to $5.0 million or more. In August 2019, the June 2019 Note was amended to defer the effectiveness of the repayment provision in the event of a financing to December 27, 2019. We have requested that the Note Holder waive such repayment. As of December 31, 2019, the outstanding balance of the June 2019 was approximately $2,195,568. Subsequent to the period covered by this report, the Company issued an aggregate of 290,000 shares of common stock to the Note Holder in exchange for the satisfaction of $840,290 of outstanding principal and accrued interest under the June 2019 Note at a price per share between $2.80 and $3.046. In each case, the shares of common stock were issued at a price per share equal to or greater than the Minimum Price as defined by the Nasdaq Listing Rules.

On August 8, 2019, we issued a third promissory note to the Note Holder in the initial principal amount of $1.895 million, which is payable on or before the date that is 9 months from the issuance date. The initial principal amount includes an original issue discount of $375,000 and $20,000 that we agreed to pay to the Note Holder to cover its legal fees, accounting costs, due diligence, monitoring and other transaction costs. In exchange for the note, the Note Holder paid an aggregate purchase price of $1.5 million. Interest on the note accrues at a rate of 10% per annum and is payable on the maturity date or otherwise in accordance with the note. As of December 31, 2019, the outstanding balance of the note was approximately $1,972,873.

On September 17, 2019, we issued a second promissory note to the Affiliated Note Holder in the initial principal amount of $952,500, which is payable on or before the date that is 9 months from the issuance date. The initial principal amount includes an original issue discount of $187,500 and $15,000 that we agreed to pay to the Affiliated Note Holder to cover its legal fees, accounting costs, due diligence, monitoring and other transaction costs. In exchange for the note, the paid an aggregate purchase price of $750,000. Interest on the note accrues at a rate of 10% per annum and is payable on the maturity date or otherwise in accordance with the note. Under the terms of the note, since it was still outstanding on December 17, 2019, a one-time monitoring fee equal to ten percent (10%) of the then outstanding balance, or $97,661, was added to the note. As of December 31 2019, the outstanding balance of the note was approximately $1,078,728.

On November 22, 2019, we issued a promissory note to an affiliate of the Note Holder and Affiliated Note Holder, in the initial principal amount of $952,500, which is payable on or before the date that is 6 months from the issuance date, subject to extension in accordance with the terms of the note. The initial principal amount includes an original issue discount of $187,500 and $15,000 that we agreed to pay to this note holder to cover its legal fees, accounting costs, due diligence, monitoring and other transaction costs. In exchange for the note, St. George paid an aggregate purchase price of $750,000. Interest on the note accrues at a rate of 10% per annum and is payable on the maturity date or otherwise in accordance with the note. As of December 31 2019, the outstanding balance of the note was approximately $962,873. Under the terms of the note, since it was still outstanding on February 22, 2020, a one-time monitoring fee equal to ten percent (10%) of the then-current outstanding balance, or approximately $97,688, was added to the note.

Jibestream Acquisition

On August 15, 2019, Inpixon, through its wholly owned subsidiary, Inpixon Canada as purchaser (the “Purchaser”), completed its acquisition of Jibestream for consideration consisting of: (i) CAD $5,000,000, plus an amount equal to all cash and cash equivalents held by Jibestream at the closing, minus, if a negative number, the absolute value of the Estimated Working Capital Adjustment (as defined in the acquisition agreement), minus any amounts loaned by the Purchaser to Jibestream to settle any Indebtedness (as defined in the Purchase Agreement) or other fees, minus any cash payments to the holders of outstanding options to settle any in-the-money options, minus the deferred revenue costs of CAD $150,000, and minus the costs associated with the audit and review of the financial statements of Jibestream required by the Purchase Agreement (collectively, the “Estimated Cash Closing Amount”); plus (ii) 176,289 shares of the Company’s common stock which was equal to CAD $3,000,000 converted to U.S. dollars based on the exchange rate at the time of the closing, divided by $12.4875 which was the price per share at which shares of the Company’s common stock were issued in the Company’s public offering on August 12, 2019 (“Inpixon Shares”).

The Nasdaq listing rules required the Company to obtain stockholder approval for the issuance of 63,645 of the Inpixon Shares (the “Excess Shares”), which was obtained on October 31, 2019 and the shares were issued on November 5, 2019. A number of Inpixon Shares representing fifteen percent (15%) of the value of the Purchase Price (as defined in the Purchase Agreement) (the “Holdback Amount”) will be subject to stop transfer restrictions and forfeiture to secure the indemnification and other obligations of the Vendors in favor of the Company arising out of or pursuant to Article VIII of the Purchase Agreement and, at the option of the Company, to secure the obligation of the Vendors’ to pay any adjustment to the Purchase Price pursuant to Section 2.5 of the Purchase Agreement.

The total recorded purchase price for the transaction was approximately $5,062,000, which consisted of cash at closing of approximately $3,714,000 and $1,348,000 representing the value of the stock issued upon closing determined based on the closing price of the Company’s common stock as of the closing date on August 15, 2019. Subsequently, the Company agreed not to enforce any right of setoff resulting from a Working Capital Adjustment as defined above.

August 2019 Financing

On August 12, 2019, the Company sold an aggregate of (i) 144,387 shares of our common stock, (ii) 2,997 shares of our Series 6 Convertible Preferred Stock, with a stated value $1,000 per share, convertible into shares of our common stock (the “Series 6 Preferred Stock”), and (iii) Series A warrants to purchase up to an aggregate of 384,387 shares of common stock at an exercise price per share of $12.4875, resulting in gross proceeds to the Company of approximately $4.8 million, and net proceeds of approximately $4 million after deducting the underwriting discounts and offering expenses. As of December 31, 2019, there were 0 shares of Series 6 Convertible Preferred Stock outstanding.

At-The-Market Program

During the year ended December 31, 2019 under an at-the-market (“ATM”) program, we sold an aggregate of 1,470,900 shares of common stock, at a weighted average price of approximately $4.42 per share resulting in gross proceeds of approximately $6.5 million and net proceeds of approximately $5.9 million to us after deduction of sales commissions equal to 4.5% of the gross sales and other offering expenses.

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

Our significant accounting policies are discussed in Note 2 of the audited consolidated financial statements for the years ended December 31, 2019 and 2018 which are included elsewhere in this Annual Report on Form 10-K. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. There have been no changes to estimates during the periods presented in the filing. Historically changes in management estimates have not been material.

Revenue Recognition

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-08, “Revenue from Contracts with Customers - Principal versus Agent Considerations”, in April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing” and in May 9, 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606)”, or ASU 2016-12. This update provides clarifying guidance regarding the application of ASU No. 2014-09 - Revenue From Contracts with Customers (Topic 606), (“ASU 2014-09”). These new standards provide for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. In July 2015, the FASB deferred the effective date of ASU 2014-09 until annual and interim periods beginning on or after December 15, 2017 and has replaced most existing revenue recognition guidance under GAAP. ASU 2016-12 may be applied retrospectively to historical periods presented or as a cumulative-effect adjustment as of the date of adoption. We have adopted ASU 2016-12 using a modified retrospective approach and will be applied prospectively in our financial statements from January 1, 2018 forward. Revenues under ASU 2016-12 are required to be recognized either at a “point in time” or “over time”, depending on the facts and circumstances of the arrangement, and will be evaluated using a five-step model. The adoption of Topic 606 did not have a material impact on our consolidated financial statements, neither at initial implementation nor will it have a material impact on an ongoing basis.

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

Design and Implementation Revenue Recognition

Design and implementation revenue is accounted for using the percentage of completion method. As soon as the outcome of a contract can be estimated reliably, contract revenue is recognized in the consolidated statement of operations in proportion to the stage of completion of the contract. Contract costs are expensed as incurred. Contract costs include all amounts that relate directly to the specific contract, are attributable to contract activity, and are specifically chargeable to the customer under the terms of the contract.

Professional Services Revenue Recognition

The Company’s professional services include fixed fee and time and materials contracts. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts including maintenance service provided by in house personnel, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the years ended December 31, 2019 and 2018, the Company did not incur any such losses. These amounts are based on known and estimated factors.

Contract Balances

The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied. The Company had deferred revenue of approximately $912,000 and $234,000 as of December 31, 2019 and 2018, respectively, related to cash received in advance for product maintenance services and professional services provided by the Company’s technical staff. The Company expects to satisfy its remaining performance obligations for these maintenance services and professional services, and recognize the deferred revenue and related contract costs over the next twelve months.

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

When assessing the recoverability of our long-lived assets, which include property and equipment and finite-lived intangible assets, we make assumptions regarding estimated future cash flows and other factors. Some of these assumptions involve a high degree of judgment and also bear a significant impact on the assessment conclusions. Included among these assumptions are estimating undiscounted future cash flows, including the projection of comparable sales, operating expenses, capital requirements for maintaining property and equipment and residual value of asset groups. We formulate estimates from historical experience and assumptions of future performance, based on business plans and forecasts, recent economic and business trends, and competitive conditions. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge. Based on our evaluation we did not record a charge for impairment for the years ended December 31, 2019 and 2018.

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

We evaluate the remaining useful lives of long-lived assets and identifiable intangible assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. Such events or circumstances may include (but are not limited to): the effects of obsolescence, demand, competition, and/or other economic factors including the stability of the industry in which we operate, known technological advances, legislative actions, or changes in the regulatory environment. If the estimated remaining useful lives change, the remaining carrying amount of the long-lived assets and identifiable intangible assets would be amortized prospectively over that revised remaining useful life. We have determined that there were no events or circumstances during the years ended December 31, 2019 and 2018, which would indicate a revision to the remaining amortization period related to any of our long-lived assets. Accordingly, we believe that the current estimated useful lives of long-lived assets reflect the period over which they are expected to contribute to future cash flows and are therefore deemed appropriate.

Goodwill and Indefinite-lived Assets

We have recorded goodwill and other indefinite-lived assets in connection with our acquisitions of Shoom, Locality and Jibestream. Goodwill, which represents the excess of acquisition cost over the fair value of the net tangible and intangible assets of the acquired company, is not amortized. Indefinite-lived intangible assets are stated at fair value as of the date acquired in a business combination. The recoverability of goodwill is evaluated at least annually and when events or changes in circumstances indicate that the carrying amount may not be recoverable.

We analyze goodwill first to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a detailed goodwill impairment test as required. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. The Company has determined that the reporting unit is the entire company, due to the integration of the Company’s activities.

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

Impairment of Long-Lived Assets Subject to Amortization

We amortize intangible assets with finite lives over their estimated useful lives and review them for impairment whenever an impairment indicator exists. We continually monitor events and changes in circumstances that could indicate carrying amounts of our long-lived assets, including our intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. We did not recognize any intangible asset impairment charges for the year ended December 31, 2019.

Deferred Income Taxes

In accordance with ASC 740 “Income Taxes” (“ASC 740”), management routinely evaluates the likelihood of the realization of its income tax benefits and the recognition of its deferred tax assets. In evaluating the need for any valuation allowance, management will assess whether it is more likely than not that some portion, or all, of the deferred tax asset may not be realized on a jurisdictional basis. Ultimately, the realization of deferred tax assets is dependent upon the generation of future taxable income during those periods in which temporary differences become deductible and/or tax credits and tax loss carry-forwards can be utilized. In performing its analyses, management considers both positive and negative evidence including historical financial performance, previous earnings patterns, future earnings forecasts, tax planning strategies, economic and business trends and the potential realization of net operating loss carry-forwards within a reasonable timeframe. To this end, management considered (i) that we have had historical losses in the prior years and cannot anticipate generating a sufficient level of future profits in order to realize the benefits of our deferred tax asset; (ii) tax planning strategies; and (iii) the adequacy of future income as of and for the year ended December 31, 2019, based upon certain economic conditions and historical losses through December 31, 2019. After consideration of these factors, management deemed it appropriate to establish a full valuation allowance with respect to the deferred tax assets for Inpixon and Inpixon Canada.

A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax filings that do not meet these recognition and measurement standards. As of December 31, 2019 and 2018, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the years ended December 31, 2019 and 2018.

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

As of December 31, 2019 and December 31, 2018, reserves for credit losses included a reserve for doubtful accounts of approximately $646,000 and $464,000, respectively, due to the aging of the items greater than 90 days outstanding and other potential non-collections.

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

The principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:

For the Years Ended December 31,
	2019	2018
Risk-free interest rate	1.77-2.66%	2.79-3.01%
Expected life of option grants	7 years	5-6 years
Expected volatility of underlying stock	49.48-106.16%	45.64-46.18%
Dividends assumption	$--	$--

During the year ended December 31, 2019 and 2018, the Company recorded a charge of $3,247,000 and $949,000, respectively, for the amortization of employee stock options.

Results of Operations

Year Ended December 31, 2019 compared to the Year Ended December 31, 2018

The following table sets forth selected consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	For the Years Ended
	December 31, 2019		December 31, 2018
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	% Change*

Revenues	$6,301	100%	$3,756	100%	68%
Cost of revenues	$1,609	26%	$1,076	29%	50%
Gross profit	$4,692	74%	$2,680	71%	75%
Operating expenses	$25,502	405%	$21,082	561%	21%
Loss from operations	$(20,810)	(330)%	$(18,402)	(490)%	13%
Net loss	$(33,982)	(539)%	$(24,561)	(654)%	38%
Net loss attributable to stockholders of Inpixon	$(33,991)	(539)%	$(24,572)	(654)%	38%

*	Amounts used to calculate dollar and percentage changes are based on numbers in the thousands. Accordingly, calculations in this item, which may be rounded to the nearest hundred thousand, may not produce the same results.

Revenues

Revenues for the year ended December 31, 2019 were $6.3 million compared to $3.8 million for the comparable period in the prior year for an increase of $2.5 million, or approximately 68%. Revenues increased from the comparable period due to an increase in our IPA product and services revenues and by approximately $750,000 of mapping product revenue.

Our revenues for the year ended December 31, 2019 include our IPA and other product lines that remain following the spin-off. Such revenues do not include the revenues of our historical infrastructure business, as such business was part of the spin-off of Sysorex.

Cost of Revenues

Cost of revenues for the year ended December 31, 2019 were $1.6 million compared to $1.1 million for the comparable period in the prior year. This increase of $533,000, or approximately 50%, was primarily attributable the increase in IPA revenue and revenues from the Jibestream acquisition during the year ended December 31, 2019.

The gross profit margin for the year ended December 31, 2019 was 74% compared to 71% for the year ended December 31, 2018. This increase in margin is primarily due to the sales mix of products and services sold during the year ended December 31, 2019.

Operating Expenses

Operating expenses for the year ended December 31, 2019 were $25.5 million and $21.1 million for the comparable period ended December 31, 2018. This increase of $4.4 million is primarily attributable to $1.2 million of higher acquisition costs, approximately $1.2 million of Jibestream’s operating expenses, approximately $2.0 million of higher stock based compensation expense offset by $690,000 of deconsolidation costs of the Sysorex entities that was incurred in the year ended December 31, 2018.

Loss From Operations

Loss from operations for the year ended December 31, 2019 was $20.8 million as compared to $18.4 million for the comparable period in the prior year. This increase of $2.4 million was primarily attributable to the higher operating expenses during the year ended December 31, 2019 as discussed in the reporting caption above.

Other Income/Expense

Other income/expense for the year ended December 31, 2019 was a loss of $13.8 million compared to a loss of $1.4 million for the comparable period in the prior year. This increase in loss of $12.4 million is primarily attributable to a $10.6 million fair value adjustment related to the uncertainty of being repaid in connection with that certain  note receivable from Sysorex, which has been classified as “held for sale” and for which the Company has established a full valuation allowance, the interest income from a related party note offset by an increase in interest expense and debt discount on promissory notes in the year ended December 31, 2019. The need for future fair value adjustments in connection with our note receivable from Sysorex will be dependent on Sysorex’s performance vis-à-vis its current financial projections.

Provision for Income Taxes

There was an income tax benefit of $584,000 for the year ended December 31, 2019 related to the acquisition of intangibles and net operating losses of Locality and Jibestream. There was no provision for income taxes for the year ended December 31, 2018 as the Company was in a net taxable loss position. Deferred tax assets resulting from such losses are fully reserved as of December 31, 2019 and 2018 for Inpixon and Inpixon Canada since, at present, the Company has no history of taxable income and it is more likely than not that such assets will not be realized.

Net Gain Attributable To Non-Controlling Interest

Net gain attributable to non-controlling interest for the years ended December 31, 2019 and 2018 was $9,000 and $11,000, respectively.

Net Loss Attributable To Stockholders of Inpixon

Net loss attributable to stockholders for the year ended December 31, 2019 was $34.0 million compared to $24.6 million for the comparable period in the prior year. This increase in loss of $9.4 million was primarily attributable to the $10.6 million fair value adjustment related to the uncertainty of being repaid in connection with that certain  note receivable from Sysorex, which has been classified as “held for sale” and for which the Company has established a full valuation allowance, higher operating and interest expense offset by higher margin IPA revenue during the year ended December 31, 2019.

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

Adjusted EBITDA for the year ended December 31, 2019 was a loss of $11.1 million compared to a loss of $15.0 million for the prior year period.

The following table presents a reconciliation of net income/loss attributable to stockholders of Inpixon, which is our GAAP operating performance measure, to Adjusted EBITDA for the years ended December 31, 2019 and 2018 (in thousands):

	For the Years Ended December 31,
	2019	2018
Net loss attributable to common stockholders	$(35,241)	$(44,624)
Adjustments:
Non-recurring one-time charges:
Impairment of goodwill	--	636
Write off project expenses	--	726
Gain on earnout	--	(934)
Gain on the sale of Sysorex Arabia	--	(23)
Change in the fair value of derivative liability	--	(48)
Gain on the sale of contracts	--	(601)
Gain on the settlement of obligations	--	(307)
Provision for valuation allowance on held for sale loan	10,627	--
Loss on exchange of debt for equity	294	--
Settlement of litigation	6	559
Acquisition transaction/financing costs	1,277	108
Costs associated with public offering	50	327
Severance	161	15
Provision for doubtful accounts	558	(659)
Deemed dividend to preferred stockholders	--	6,407
Deemed dividend for triggering of warrant down round feature	1,250	13,645
Stock-based compensation - compensation and related benefits	3,489	1,494
Interest expense, net	2,277	2,044
Income tax benefit	(584)	--
Depreciation and amortization	4,752	6,186
Adjusted EBITDA	$(11,084)	$(15,049)

We rely on Adjusted EBITDA, which is a non-GAAP financial measure for the following:

●	To review and assess the operating performance of our Company as permitted by Accounting Standards Codification Topic 280, Segment Reporting;

●	To compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	As a basis for allocating resources to various projects;

●	As a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	To evaluate internally the performance of our personnel.

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

Proforma Non-GAAP Net Loss per Share

Basic and diluted net loss per share for the year ended December 31, 2019 was ($47.52) compared to ($2,600.77) for the prior year period. The decreased loss per share in 2019 was attributable to the changes discussed in our results of operations.

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

Proforma non-GAAP net loss per basic and diluted common share for the year ended December 31, 2019 was ($18.75) compared to a loss of ($1,087.66) per share for the prior year period.

The following table presents a reconciliation of net loss per basic and diluted share, which is our GAAP operating performance measure, to proforma non-GAAP net loss per share for the periods reflected (in thousands, except per share data):

	For the Years Ended December 31,
(thousands, except per share data)	2019	2018
Net loss attributable to common stockholders	$(35,241)	$(44,624)
Adjustments:
Non-recurring one-time charges:
Impairment of goodwill	--	636
Write off of project expenses	--	726
Gain on earnout	--	(934)
Gain on the sale of Sysorex Arabia	--	(23)
Change in the fair value of derivative liability	--	(48)
Gain on the sale of contracts	--	(601)
Gain on the settlement of obligations	--	(307)
Loss on the exchange of debt for equity	294	--
Provision for valuation allowance on held for sale loan	10,627	--
Settlement of litigation	6	559
Acquisition transaction/financing costs	1,277	108
Costs associated with public offering	50	327
Severance	161	15
Provision for doubtful accounts	558	(659)
Deemed dividend to preferred stockholders	--	6,407
Deemed dividend for triggering of warrant down round feature	1,250	13,645
Stock-based compensation - compensation and related benefits	3,489	1,494
Amortization of intangibles	3,629	4,617
Proforma non-GAAP net loss	$(13,900)	$(18,662)
Proforma non-GAAP net loss per basic and diluted common share	$(18.75)	$(1,087.66)
Weighted average basic and diluted common shares outstanding	741,530	17,158

We rely on proforma non-GAAP net loss per share, which is a non-GAAP financial measure:

●	To review and assess the operating performance of our Company as permitted by Accounting Standards Codification Topic 280, Segment Reporting;

●	To compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	As a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	To evaluate internally the performance of our personnel.

We have presented proforma non-GAAP net loss per share above because we believe it conveys useful information to investors regarding our operating results. We believe it provides an additional way for investors to view our operations, when considered with both our GAAP results and the reconciliation to net income (loss), and that by including this information we can provide investors with a more complete understanding of our business. Specifically, we present proforma non-GAAP net loss per share as supplemental disclosure because:

●	We believe proforma non-GAAP net loss per share is a useful tool for investors to assess the operating performance of our business without the effect of non-cash items including stock based compensation, amortization of intangibles and one time charges including gain on the settlement of obligations, severance costs, provision for doubtful accounts, change in the fair value of shares to be issued, acquisition costs and the costs associated with the public offering.

●	We believe that it is useful to provide to investors a standard operating metric used by management to evaluate our operating performance; and

●	We believe that the use of proforma non-GAAP net loss per share is helpful to compare our results to other companies.

Liquidity and Capital Resources as of December 31, 2019

Our current capital resources and operating results as of and through December 31, 2019, consist of:

1)	an overall working capital deficit of $7.0 million;

2)	cash of $4.8 million;

3)	the Payplant credit facility which we may borrow against based on eligible assets of which approximately $150,000 is utilized; and

4)	net cash used by operating activities for the year ended December 31, 2019 of $10.7 million.

The breakdown of our overall working capital deficit is as follows (in thousands):

Working Capital	Assets	Liabilities	Net
Cash and cash equivalents	$4,777	$--	$4,777
Accounts receivable, net / accounts payable	1,108	2,383	(1,275)
Operating lease obligation	--	776	(776)
Prepaid licenses and maintenance contracts/deferred revenue	--	912	(912)
Notes and other receivables / Short-term debt	74	7,304	(7,230)
Other	806	2,365	(1,559)
Total	$6,765	$13,740	$(6,975)

Net cash used in operating activities during the year ended December 31, 2019 of $10.7 million consists of net loss of $34.0 million offset by non-cash adjustments of approximately $21.6 million less net cash changes in operating assets and liabilities of approximately $1.7 million.

The Company’s capital resources as of December 31, 2019, availability on the Payplant facility to finance purchase orders and invoices in an amount equal to 80% of the face value of purchase orders received and funds from higher margin business line expansion will not be sufficient to fund planned operations during the next twelve months from the date the financial statements are issued based on current projections. In addition, the Company is pursuing possible strategic transactions. Therefore, the Company may raise such additional capital as needed, through the issuance of equity, equity-linked or debt securities.

Going Concern and Management Plans

Our consolidated financial statements as of December 31, 2019 have been prepared under the assumption that we will continue as a going concern for the next twelve months from the date the financial statements are issued. Footnote 1 to the notes to our consolidated financial statements as of December 31, 2019 include language referring to our recurring and continuing losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Management’s plans and assessment of the probability that such plans will mitigate and alleviate any substantial doubt about the Company’s ability to continue as a going concern, is dependent upon the ability to obtain additional equity or debt financing, attain further operating efficiency, reduce expenditures, and, ultimately, to generate sufficient levels of revenue, which together represent the principal conditions that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements as of December 31, 2019 do not include any adjustments that might result from the outcome of this uncertainty.

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

On August 31, 2018, in connection with the Spin-off, Inpixon, Sysorex, including its wholly owned subsidiary, and Payplant executed Amendment 1 to Payplant Client Agreement (the “Amendment”). Pursuant to the Amendment, Sysorex and SGS are no longer parties to the Payplant Client Agreement, originally entered into on August 14, 2017, and have been released from any and all obligations and liabilities arising under the Payplant Client Agreement, whether such obligations and liabilities were in existence prior to or on the date of the Amendment or arise after the date of the Amendment.

As of December 31, 2019, the principal amount outstanding under the Loan Agreement was $150,000.

Liquidity and Capital Resources as of December 31, 2019 Compared With December 31, 2018

The Company’s net cash flows used in operating, investing and financing activities for the years ended December 31, 2019 and 2018 and certain balances as of the end of those periods are as follows (in thousands):

	For the Years Ended December 31,
	2019	2018
Net cash provided by (used in) operating activities	$(10,665)	$(26,765)
Net cash used in investing activities	(5,108)	(1,429)
Net cash (used in) provided by financing activities	19,406	28,996
Effect of foreign exchange rate changes on cash	68	(5)
Net increase (decrease) in cash	$3,701	$797

	As of December 31, 2019	As of December 31, 2018
Cash and cash equivalents	$4,777	$1,008
Working capital (deficit)	$(6,975)	$(3,927)

Operating Activities for the year ended December 31, 2019

Net cash used in operating activities during the years ended December 31, 2019 was $10.7 million. The cash flows related to the year ended December 31, 2019 consisted of the following (in thousands):

Net loss	$(33,982)
Non-cash income and expenses	21,602
Net change in operating assets and liabilities	1,715
Net cash used in operating activities	$(10,665)

The non-cash income and expense of $21.6 million consisted primarily of the following (in thousands):

$4,756	Depreciation and amortization expenses (including amortization of intangibles) primarily attributable to the Shoom, AirPatrol, LightMiner, Locality, GTX, and Jibestream, which were acquired effective August 31, 2013, April 16, 2014, November 21, 2016, May 21, 2019, June 27, 2019, and August 15, 2019, respectively.
398	Amortization of right of use asset
66	Amortization of technology
3,489	Stock-based compensation expense attributable to warrants and options issued as part of Company operations and for the Jibestream acquisition
294	Loss on exchange of debt for equity
2,221	Amortization of debt discount
10,627	Provision for the valuation allowance held for sale loan
(584)	Income tax benefit
558	Provision for doubtful accounts
(223)	Other
$21,602	Total non-cash expenses

The net cash provided in the change in operating assets and liabilities aggregated $1.7 million and consisted primarily of the following (in thousands):

$46	Decrease in accounts receivable and other receivables
(85)	Increase in inventory, other current assets and other assets
1,189	Increase in accounts payable
1,072	Increase in accrued liabilities and other liabilities
(507)	Decrease in deferred revenue
$1,715	Net cash provided in the changes in operating assets and liabilities

Operating Activities for the year ended December 31, 2018

Net cash used in operating activities during the years ended December 31, 2018 was $26.8 million. The cash flows related to the year ended December 31, 2018 consisted of the following (in thousands):

Net loss	$(24,561)
Non-cash income and expenses	7,041
Net change in operating assets and liabilities	(9,245)
Net cash used in operating activities	$(26,765)

The non-cash income and expense of $7.0 million consisted primarily of the following (in thousands):

$6,186	Depreciation and amortization expenses (including amortization of intangibles) primarily attributable to the Shoom, AirPatrol, and LightMiner and operations, which were acquired effective August 31, 2013, April 16, 2014, and November 21, 2016, respectively and Lilien and Integrio operations through August 31, 2018, the date of the spin-off.
636	Impairment of goodwill
(48)	Change in the fair value of derivative liability
1,494	Stock-based compensation expense attributable to warrants and options issued as part of Company operations
(307)	Gain on settlement of obligations of vendor liabilities
703	Amortization of debt discount
(23)	Gain on the sale of Sysorex Arabia
(659)	Provision for doubtful accounts
(941)	Other
$7,041	Total non-cash expenses

The net use of cash in the change in operating assets and liabilities aggregated $9.2 million and consisted primarily of the following (in thousands):

$744	Decrease in accounts receivable and other receivables
(5)	Increase in prepaid licenses and maintenance contracts
681	Decrease in inventory, other current assets and other assets
(8,445)	Decrease in accounts payable
(2,466)	Decrease in accrued liabilities and other liabilities
246	Increase in deferred revenue
$(9,245)	Net use of cash in the changes in operating assets and liabilities

Cash Flows from Investing Activities as of December 31, 2019 and 2018

Net cash flows used in investing activities during 2019 was $5.1 million compared to net cash flows used in investing activities during 2018 of $1.4 million. Cash flows related to investing activities during the year ended December 31, 2019 include $89,000 for the purchase of property and equipment, $927,000 investment in capitalized software, $250,000 for cash paid for the GTX asset acquisition, $204,000 for cash paid for the Locality acquisition, $70,000 of cash acquired in the Locality acquisition, $3.7 million for cash paid for the Jibestream acquisition, and $6,000 of cash acquired in the Jibestream acquisition. Cash flows related to investing activities during the year ended December 31, 2018 include $88,000 for the purchase of property and equipment, $804,000 investment in capitalized software, $175,000 for the investment in our IPA Pod technology, and $362,000 related to the deconsolidation activity.

Cash Flows from Financing Activities as of December 31, 2019 and 2018

Net cash flows provided by financing activities during the year ended December 31, 2019 was $19.4 million. Net cash flows provided by financing activities during the year ended December 31, 2018 was $29.0 million. During the year ended December 31, 2019, the Company received incoming cash flows of $20.7 million from the issuance of common stock, preferred stock and warrants, $1.8 million of repayments from a related party note, $7.5 million from promissory notes and $127,000 of net proceeds from a bank facility, offset by $10.3 million of loans to related party, $210,000 repayments of an acquisition liability, $141,000 loan to Jibestream, $50,000 loan to GTX, $31,000 of advances to a related party and $70,000 repayments of notes payable. During the year ended December 31, 2018, the Company received incoming cash flows of $29.0 million from the issuance of common stock, preferred stock and warrants, $1.0 million of repayments from a related party, $3.5 million from promissory notes offset by $3.2 million of loans to related party, $1.1 million of net repayments to the credit line and $181,000 repayments of notes payable.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INPIXON

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Inpixon and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Inpixon and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

New York NY

March 3, 2020

INPIXON AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value data)

	As of	As of
	December 31, 2019	December 31, 2018
Assets

Current Assets
Cash and cash equivalents	$4,777	$1,008
Accounts receivable, net	1,108	1,280
Notes and other receivables	74	4
Inventory	400	568
Prepaid assets and other current assets	406	496

Total Current Assets	6,765	3,356

Property and equipment, net	145	202
Operating lease right-of-use asset, net	1,585	--
Software development costs, net	1,544	1,690
Intangible assets, net	8,400	4,509
Goodwill	2,070	--
Loan to related party – held for sale	--	2,204
Receivable from related party	616	--
Other assets	94	217

Total Assets	$21,219	$12,178

The accompanying notes are an integral part of these financial statements

INPIXON AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except number of shares and par value data)

	As of	As of
	December 31, 2019	December 31, 2018
Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$2,383	$1,129
Accrued liabilities	1,863	1,793
Operating lease obligation	776	--
Deferred revenue	912	234
Short-term debt	7,304	4,127
Acquisition liability	502	--

Total Current Liabilities	13,740	7,283

Long Term Liabilities
Long-term debt	--	74
Operating lease obligation, noncurrent	837	--
Other liabilities	7	19
Deferred tax liability, noncurrent	87	--
Acquisition liability, noncurrent	500	--

Total Liabilities	15,171	7,376

Commitments and Contingencies

Stockholders’ Equity

Pref Stock - $0.001 par value; 5,000,000 shares auth, consisting of Series 4 Convertible Pref Stock - 10,415 shares auth; 1 and 1 issued, and 1 and 1 outstanding as of Dec. 31, 2019 and Dec. 31, 2018, respectively, Series 5 Convertible Pref Stock - 12,000 shares auth; 126 and 0 issued, and 126 and 0 outstanding as of Dec. 31, 2019 and Dec. 31, 2018, respectively.	--	--
Common Stock - $0.001 par value; 250,000,000 shares authorized; 4,234,922 and 35,159 issued and 4,234,922 and 35,158 outstanding as of December 31, 2019 and December 31, 2018, respectively.	4	--
Additional paid-in capital	158,382	123,226
Treasury stock, at cost, 1 share	(695)	(695)
Accumulated other comprehensive income	94	26
Accumulated deficit (excluding $2,442 reclassified to additional paid in capital in quasi-reorganization)	(151,763)	(117,773)

Stockholders’ Equity Attributable to Inpixon	6,022	4,784

Non-controlling Interest	26	18

Total Stockholders’ Equity	6,048	4,802

Total Liabilities and Stockholders’ Equity	$21,219	$12,178

The accompanying notes are an integral part of these financial statements

INPIXON AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Years Ended
	December 31,
	2019	2018
Revenues	6,301	3,756

Cost of Revenues	1,609	1,076

Gross Profit	4,692	2,680

Operating Expenses
Research and development	3,893	1,231
Sales and marketing	3,043	1,726
General and administrative	13,660	14,149
Acquisition-related costs	1,277	108
Impairment of goodwill	--	636
Amortization of intangibles	3,629	3,232

Total Operating Expenses	25,502	21,082

Loss from Operations	(20,810)	(18,402)

Other Income (Expense)
Interest expense, net	(2,277)	(1,241)
Loss on exchange of debt for equity	(294)	--
Change in fair value of derivative liability	--	48
Gain on the sale of Sysorex Arabia	--	23
Provision for valuation allowance on related party loan - held for sale	(10,627)	--
Other income/(expense)	(558)	(211)
Total Other Income (Expense)	(13,756)	(1,381)

Net Loss from Continuing Operations, before tax	(34,566)	(19,783)
Income tax benefit	584	--
Net Loss from Continuing Operations	(33,982)	(19,783)

Loss from Discontinued Operations, Net of Tax	--	(4,778)

Net Loss	(33,982)	(24,561)

Net Income/(Loss) Attributable to Non-controlling Interest	9	11

Net Loss Attributable to Stockholders of Inpixon	$(33,991)	$(24,572)

Deemed dividend to preferred stockholders	--	(6,407)
Deemed dividend for triggering of warrant down round feature	(1,250)	(13,645)
Net Loss Attributable to Common Stockholders	(35,241)	(44,624)

Net Loss Per Basic and Diluted Common Share
Loss from continuing operations	$(47.52)	$(2,322.30)
Loss from discontinued operations	$--	$(278.47)
Net Loss Per Share - Basic and Diluted	$(47.52)	$(2,600.77)

Weighted Average Shares Outstanding
Basic and Diluted	741,530	17,158

The accompanying notes are an integral part of these financial statements

INPIXON AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	For the Years Ended
	December 31,
	2019	2018

Net Loss	$(33.982)	$(24,561)
Unrealized foreign exchange gain/(loss) from cumulative translation adjustments	68	(5)

Comprehensive Loss	$(33.914)	$(24,566)

The accompanying notes are an integral part of these financial statements

INPIXON AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(In thousands, except per share data)

	Series 3 Convertible		Series 4 Convertible				Additional			Accumulated Other		Non-	Total Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Controlling	(Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Interest	Equity

Balance - January 1, 2018	--	$--	--	$--	535	$--	$78,303	(1)	$(695)	$31	$(94,485)	$(2,006)	$(18,852)

Common shares issued for services	--	--	--	--	5	--	80	--	--	--	--	--	80
Stock options granted to employees for services	--	--	--	--	--	--	206	--	--	--	--	--	206
Fractional shares issued for stock split	--	--	--	--	6	--	--	--	--	--	--	--	--
Common and preferred shares issued for net cash proceeds from a public offering	4,105.5252	--	--	--	2,181	--	18,942	--	--	--	--	--	18,942
Redemption of convertible series 3 preferred stock	(3,694.2752)	--	--	--	874	--	--	--	--	--	--	--	--
Common shares issued for extinguishment of debenture liability	--	--	--	--	153	--	1,456	--	--	--	--	--	1,456
Sale of Sysorex Arabia	--	--	--	--	--	--	--	--	--	--	--	2,013	2,013
Adoption of accounting standards (Note 2)	--	--	--	--	--	--	--	--	--	--	1,287	--	1,287
Cumulative Translation Adjustment	--	--	--	--	--	--	--	--	--	(7)	--	--	(7)
Net loss	--	--	--	--	--	--	--	--	--	--	(6,244)	--	(6,244)

Balance - March 31, 2018	411.2500	$--	--	$--	3,754	$--	$98,987	(1)	$(695)	$24	$(99,442)	$7	$(1,119)

Stock options granted to employees for services	--	--	--	--	--	--	571	--	--	--	--	--	571
Common and preferred shares issued for net cash proceeds from a public offering	--	--	10,115.0000	--	--	--	9,021	--	--	--	--	--	9,021
Redemption of convertible series 3 preferred stock	(411.2500)	--	--	--	1,535	--	(2)	--	--	--	--	--	(2)
Redemption of convertible series 4 preferred stock			(7,796.7067)	--	15,966	--	--	--	--	--	--	--	--
Cumulative Translation Adjustment	--	--	--	--	--	--	--	--	--	2	--	--	2
Net loss	--	--	--	--	--	--	--	--	--	--	(5,857)	2	(5,855)

Balance - June 30, 2018	--	$--	2,318.2933	$--	21,255	$--	$108,577	(1)	$(695)	$26	$(105,299)	$9	$2,618

Stock options granted to employees for services	--	--	--	--	--	--	122	--	--	--	--	--	122
Redemption of convertible series 4 preferred stock	--	--	(2,311.2933)	--	7,218	--	--	--	--	--	--	--	--
Deconsolidation of Sysorex as a result of spin-off	--	--	--	--	--	--	11,476	--	--	--	--	--	11,476
Cumulative Translation Adjustment	--	--	--	--	--	--	--	--	--	(10)	--	--	(10)
Net loss	--	--	--	--	--	--	--	--	--	--	(5,183)	4	(5,179)

Balance - September 30, 2018	--	$--	7	$--	28,473	$--	$120,175	(1)	$(695)	$16	$(110,482)	$13	$9,027

Fractional shares issued for stock split	--	--	--	--	615	--	--	--	--	--	--	--	--
Common shares issued for services	--	--	--	--	834	--	465	--	--	--	--	--	465
Stock options granted to employees for services	--	--	--	--	--	--	50	--	--	--	--	--	50
Redemption of convertible series 4 preferred stock	--	--	(6)	--	19	--	--	--	--	--	--	--	--
Common shares issued for extinguishment of debt	--	--	--	--	3,162	--	1,537	--	--	--	--	--	1,537
Common shares issued for net proceeds from warrants exercised	--	--	--	--	2,051	--	999	--	--	--	--	--	999
Cumulative Translation Adjustment	--	--	--	--	--	--	--	--	--	10		--	10
Net loss	--	--	--	--	--	--	--	--	--	--	(7,291)	5	(7,286)

Balance - December 31, 2018	--	$--	1	$--	35,154	$--	$123,226	(1)	$(695)	$26	$(117,773)	$18	$4,802

The accompanying notes are an integral part of these financial statements

INPIXON AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(In thousands, except per share data)

	Series 4 Convertible		Series 5 Convertible		Series 6 Convertible				Additional	Treasury		Accumulated Other		Non-	Total Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Stock		Comprehensive	Accumulated	Controlling	(Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Interest	Equity
Balance - January 1, 2019	1	$--	--	$--	--	$--	35,154	$--	$123,226	(1)	$(695)	$26	$(117,773)	$18	$4,802

Preferred Shares issued for net cash proceeds of a public offering	--	--	12,000	--	--	--	--	--	10,814	--	--	--	--	--	10,814
Common shares issued for extinguishment of debt	--	--	--	--	--	--	3,842	--	384	--	--	--	--	--	384
Common shares issued for net proceeds from warrants exercised	--	--	--	--	--	--	306	--	46	--	--	--	--	--	46
Common shares issued for warrants exercised	--	--	--	--	--	--	27,741	--	--	--	--	--	--	--	--
Redemption of convertible Series 5 Preferred Stock	--	--	(10,062)	--	--	--	67,149	--	--	--	--	--	--	--	--
Common shares issued for extinguishment of liability	--	--	--	--	--	--	16,655	--	1,130	--	--	--	--	--	1,130
Common shares issued for services	--	--	--	--	--	--	4,445	--	242	--	--	--	--	--	242
Stock options granted to employees and consultants for services	--	--	--	--	--	--	--	--	648	--	--	--	--	--	648
Cumulative Translation Adjustment	--	--	--	--	--	--	--	--	--	--	--	(8)	--	--	(8)
Net loss	--	--	--	--	--	--	--	--	--	--	--	--	(5,144)	(5)	(5,149)

Balance - March 31, 2019	1	$--	1,938	$--	--	$--	155,292	$--	$136,490	(1)	$(695)	$18	$(122,917)	$13	$12,909

Common shares issued for extinguishment of debt	--	--	--	--	--	--	61,636	--	2,005	--	--	--	--	--	2,005
Common shares issued for warrants exercised	--	--	--	--	--	--	18,572	--	--	--	--	--	--	--	--
Redemption of convertible Series 5 Preferred Stock	--	--	(1,812)	--	--	--	12,093	--	--	--	--	--	--	--	--
Stock options granted to employees and consultants for services	--	--	--	--	--	--	--	--	858	--	--	--	--	--	858
Issuance of Locality Acquisition Shares	--	--	--	--	--	--	14,445	--	513	--	--	--	--	--	513
Issuance of GTX Acquisition Shares	--	--	--	--	--	--	22,223	--	650	--	--	--	--	--	650
Cumulative Translation Adjustment	--	--	--	--	--	--	--	--	--	--	--	39	--	--	39
Net loss	--	--	--	--	--	--	--	--	--	--	--	--	(5,240)	9	(5,231)

Balance - June 30, 2019	1	$--	126	$--	--	$--	284,261	$--	$140,516	(1)	$(695)	$57	$(128,157)	$22	$11,743

Common shares issued for extinguishment of debt	--	--	--	--	--	--	31,195	--	724	--	--	--	--	--	724
Common shares issued for warrants exercised	--	--	--	--	--	--	310,154	1	(1)	--	--	--	--	--	--
Stock options granted to employees and consultants for services	--	--	--	--	--	--	--	--	872	--	--	--	--	--	872
Issuance of Jibestream Acquisition Shares	--	--	--	--	--	--	112,644	--	862	--	--	--	--	--	862
Common and Preferred Shares issued for net cash proceeds of a public offering	--	--	--	--	2,997	--	144,387	--	3,931	--	--	--	--	--	3,931
Redemption of convertible Series 6 Preferred Stock	--	--	--	--	(2,997)	--	240,001	--	--	--	--	--	--	--	--
Cumulative Translation Adjustment	--	--	--	--	--	--	--	--	--	--	--	(67)	--	--	(67)
Net loss	--	--	--	--	--	--	--	--	--	--	--	--	(6,584)	4	(6,580)

Balance - September 30, 2019	1	$--	126	$--	--	$--	1,122,642	$1	$146,904	(1)	$(695)	$(10)	$(134,741)	$26	$11,485

Stock options granted to employees and consultants for services	--	--	--	--	--	--	--	--	869	--	--	--	--	--	869
Issuance of Jibestream Acquisition Shares	--	--	--	--	--	--	63,645	--	487	--	--	--	--	--	487
Common and Preferred Shares issued for net cash proceeds of a public offering	--	--	--	--	--	--	1,470,900	2	5,934	--	--	--	--	--	5,936
Common shares issued for extinguishment of debt	--	--	--	--	--	--	1,445,960	1	4,188	--	--	--	--	--	4,189
Common shares issued for warrants exercised	--	--	--	--	--	--	69,485	--	--	--	--	--	--	--	--
Common shares issued for stock options exercised	--	--	--	--	--	--	14	--	--	--	--	--	--	--	--
Fractional shares issued for stock split	--	--	--	--	--	--	62,276	--	--	--	--	--	--	--	--
Cumulative Translation Adjustment	--	--	--	--	--	--	--	--	--	--	--	104	--	--	104
Net loss	--	--	--	--	--	--	--	--	--	--	--	--	(17,022)	--	(17,022)

Balance - December 31, 2019	1	$--	126	$--	--	$--	4,234,922	$4	$158,382	(1)	$(695)	$94	$(151,763)	$26	$6,048

The accompanying notes are an integral part of these financial statements

INPIXON AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended
	December 31,
	2019	2018
Cash Flows Used in Operating Activities
Net loss	$(33,982)	$(24,561)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,123	1,570
Amortization of intangible assets	3,633	4,616
Impairment of goodwill	--	636
Amortization of right of use asset	398	--
Stock based compensation	3,489	1,494
Amortization of technology	66	66
Loss on exchange of debt for equity	294	--
Change in fair value of derivative liability	--	(48)
Amortization of debt discount	2,221	703
Provision for doubtful accounts	558	(659)
Gain on earnout	--	(934)
Gain on the settlement of liabilities	--	(307)
Provision for the valuation allowance held for sale loan	10,627	--
Gain on the sale of Sysorex Arabia	--	(23)
Income tax benefit	(584)	--
Other	(223)	(73)

Changes in operating assets and liabilities:
Accounts receivable and other receivables	46	744
Inventory	171	222
Other current assets	156	481
Prepaid licenses and maintenance contracts	--	(5)
Other assets	(412)	(22)
Accounts payable	1,189	(8,445)
Accrued liabilities	521	(2,412)
Deferred revenue	(507)	246
Other liabilities	551	(54)
Total Adjustments	23,317	(2,204)

Net Cash Used in Operating Activities	(10,665)	(26,765)

Cash Flows Used in Investing Activities
Purchase of property and equipment	(89)	(88)
Investment in capitalized software	(927)	(804)
Investment in Pod technology	--	(175)
Cash spun off as a result of de-consolidation	--	(362)
Cash paid for the acquisition of GTX	(250)	--
Cash paid for the acquisition of Locality	(204)	--
Cash paid for the acquisition of Jibestream	(3,714)	--
Cash acquired in the Locality acquisition	70	--
Cash acquired in the Jibestream acquisition	6	--
Net Cash Flows Used in Investing Activities	(5,108)	(1,429)

Cash Flows From Financing Activities
Net proceeds (repayments) to bank facility	127	(1,119)
Net proceeds from issuance of common stock, preferred stock and warrants	20,725	28,960
Repayment of notes payable	(70)	(181)
Loans to related party	(10,276)	(3,244)
Repayments from related party	1,832	1,040
Advances to related party	(31)	--
Loan to Jibestream	(141)	--
Loan to GTX	(50)	--
Net proceeds from promissory notes	7,500	3,540
Repayment of acquisition liability to Locality shareholders	(210)	--
Net Cash Provided By Financing Activities	19,406	28,996

Effect of Foreign Exchange Rate on Changes on Cash	68	(5)

Net Increase in Cash, Cash Equivalents and Restricted Cash	3,701	797

Cash, Cash Equivalents and Restricted Cash - Beginning of period	1,148	351

Cash, Cash Equivalents and Restricted Cash - End of period (Note 2)	$4,849	$1,148

Supplemental Disclosure of cash flow information:
Cash paid for:
Interest	$20	$853
Income Taxes	$--	$--

Non-cash investing and financing activities
Common shares issued for extinguishment of debenture liability	$--	$1,457
Adjustment to opening retained earnings for the adoption of ASC 606	$--	$1,287
Deconsolidation of Sysorex as a result of spin-off	$--	$11,838
Common shares issued for extinguishment of liability	$1,130	$--
Common shares issued for extinguishment of debt	$7,302	$1,537
Right of use asset obtained in exchange for lease liability	$1,675	$--
Common shares issued for GTX acquisition	$650	$--
Common shares issued for Locality acquisition	$513	$--
Common shares issued for Jibestream acquisition	$1,349	$--

See accompanying notes.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 1 - Organization and Nature of Business and Going Concern

Inpixon, and its wholly-owned subsidiaries, Inpixon Canada, Inc. (“Inpixon Canada”) and Jibestream, Inc. (“Jibestream”), which was amalgamated into Inpixon Canada on January 1, 2020, and its majority-owned subsidiary Inpixon India Limited (“Inpixon India”) (unless otherwise stated or the context otherwise requires, the terms “Inpixon” “we,” “us,” “our” and the “Company” refer collectively to Inpixon and the aforementioned subsidiaries), provide Big Data analytics and location based products and related services. The Company is headquartered in Palo Alto, California, and has subsidiary offices in Coquitlam, Canada, New Westminster, Canada, Toronto, Canada and Hyderabad, India.

On August 31, 2018, the Company completed the spin-off of its enterprise infrastructure business from its indoor positioning analytics business by way of a distribution of all the shares of common stock of its wholly-owned subsidiary, Sysorex, Inc. (“Sysorex”), to its stockholders of record as of August 21, 2018 and certain warrant holders.

On May 21, 2019, the Company acquired Locality Systems Inc. (“Locality”), a technology company based near Vancouver, Canada, specializing in wireless device positioning and radio frequency augmentation of video surveillance systems (See Note 3). On June 27, 2019, the Company acquired certain global positioning system (“GPS”) products, software, technologies, and intellectual property from GTX Corp (“GTX”), a U.S. based company specializing in GPS technologies (See Note 4). These transactions expanded our patent portfolio and included certain granted or licensed patents and GPS and radio frequency (“RF”) technologies. Additionally, on August 15, 2019, the Company acquired Jibestream, a provider of indoor mapping and location technology based in Toronto, Canada (See Note 5).

Going Concern and Management’s Plans

As of December 31, 2019, the Company has a working capital deficiency of approximately $7.0 million. For the year ended December 31, 2019, the Company incurred a net loss of approximately $34.0 million. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the financial statements are issued.

On January 15, 2019, the Company completed a rights offering whereby it sold 12,000 units at a price to the public of $1,000 per unit for aggregate net proceeds of approximately $10.77 million after commissions and expenses. On August 12, 2019, the Company completed a capital raise whereby the Company sold an aggregate of (i) 144,387 shares of our common stock, (ii) 2,997 shares of its Series 6 Convertible Preferred Stock, and (iii) Series A warrants to purchase up to an aggregate of 384,387 shares of common stock at an exercise price per share of $12.4875, resulting in net proceeds of approximately $4 million after deducting the underwriting discounts and offering expenses. The Company also raised approximately $3 million, $1.5 million, $1.5 million, $750,000 and $750,000 in net proceeds from the sale of promissory notes on May 3, 2019, June 26, 2019, August 8, 2019, September 17, 2019 and November 22, 2019, respectively. From October 16, 2019 through December 20, 2019 under an at-the-market (“ATM”) program, the Company sold an aggregate of 1,470,900, shares of common stock, at a weighted average price of approximately $4.42 per share resulting in net proceeds of approximately $5.9 million to the Company after deduction of sales commissions and other offering expenses.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 1 - Organization and Nature of Business and Going Concern (continued)

Going Concern and Management’s Plans (continued)

The Company does not expect its capital resources as of December 31, 2019, availability on the Payplant facility to finance purchase orders and invoices in an amount equal to 80% of the face value of purchase orders received (as described in Note 14), and funds from revenue to be sufficient to fund planned operations for the next twelve months from the date the financial statements are issued.  In addition, the Company is pursuing possible strategic transactions and may raise such additional capital as needed, through the issuance of equity, equity-linked or debt securities.

The Company’s consolidated financial statements as of December 31, 2019 have been prepared under the assumption that the Company will continue as a going concern for the next twelve months from the date the financial statements are issued. Management’s plans and assessment of the probability that such plans will mitigate and alleviate any substantial doubt about the Company’s ability to continue as a going concern is dependent upon the ability to attain further operating efficiency, reduce expenditures, and, ultimately, to generate sufficient levels of revenue. The Company’s consolidated financial statements as of December 31, 2019 do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 - Summary of Significant Accounting Policies

Consolidations

The consolidated financial statements have been prepared using the accounting records of Inpixon, Inpixon Canada, Jibestream and Inpixon India. All material inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each of the reporting periods. Actual results could differ from those estimates. The Company’s significant estimates consist of:

●	the valuation of stock-based compensation;

●	the valuation of the assets and liabilities acquired of Locality, GTX and Jibestream as described in Notes 3, 4 and 5, respectively, as well as the valuation of the Company’s common shares issued in the transaction;

●	the allowance for doubtful accounts;

●	The valuation of loans receivable;

●	the valuation allowance for deferred tax assets; and

●	impairment of long-lived assets and goodwill.

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

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 2 - Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, checking accounts, money market accounts and temporary investments with maturities of three months or less when purchased. As of December 31, 2019 and 2018, the Company had no cash equivalents.

Restricted Cash

In connection with certain transactions, the Company may be required to deposit assets, including cash or investment shares, in escrow accounts. The assets held in escrow are subject to various contingencies that may exist with respect to such transactions. Upon resolution of those contingencies or the expiration of the escrow period, some or all the escrow amounts may be used and the balance released to the Company. As of December 31, 2019 and 2018, the Company had $72,000 and $140,000, respectively, deposited in escrow as restricted cash for the Shoom acquisition, of which any amounts not subject to claims shall be released to the pre-acquisition stockholders of Shoom pro-rata on the next anniversary dates of the closing date of the Shoom acquisition. As of December 31, 2019 and 2018, $72,000 and $70,000, respectively, was current and included in Prepaid Assets and Other Current Assets on the consolidated balance sheets. As of December 31, 2019 and 2018, $0 and $70,000 was non-current and included in Other Assets on the consolidated balance sheet.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the balance sheets that sum to the total of the same amounts show in the statement of cash flows.

	For the Years Ended December 31,
(in thousands)	2019	2018
Cash and cash equivalents	$4,777	$1,008
Restricted cash	72	70
Restricted cash included in other assets, noncurrent	--	70
Total cash, cash equivalents, and restricted cash in the balance sheet	$4,849	$1,148

Accounts Receivable, net and Allowance for Doubtful Accounts

Accounts receivables are stated at the amount the Company expects to collect. The Company recognizes an allowance for doubtful accounts to ensure accounts receivables are not overstated due to un-collectability. Bad debt reserves are maintained for various customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings, or deterioration in such customer’s operating results or financial position. If circumstances related to a customer change, estimates of the recoverability of receivables would be further adjusted. The Company has recorded an allowance for doubtful accounts of approximately $646,000 and $464,000 as of December 31, 2019 and 2018, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value utilizing the first-in, first-out method. The Company continually analyzes its slow-moving, excess and obsolete inventories. Based on historical and projected sales volumes and anticipated selling prices, the Company establishes reserves. If the Company does not meet its sales expectations, these reserves are increased. Products that are determined to be obsolete are written down to net realizable value. As of December 31, 2019 and 2018, the Company deemed any such allowance nominal.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

Intangible Assets

Intangible assets primarily consist of developed technology, customer lists/relationships, non-compete agreements, export licenses and trade names/trademarks. They are amortized ratably over a range of 1 to 15 years, which approximates customer attrition rate and technology obsolescence. The Company assesses the carrying value of its intangible assets for impairment each year. Based on its assessments, the Company did not incur any impairment charges for the years ended December 31, 2019 and 2018.

Goodwill

The Company tests goodwill for potential impairment at least annually, or more frequently if an event or other circumstance indicates that the Company may not be able to recover the carrying amount of the net assets of the reporting unit. The Company has determined that the reporting unit is the entire company, due to the integration of all of the Company’s activities. In evaluating goodwill for impairment, the Company may assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If the Company bypasses the qualitative assessment, or if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company performs a quantitative impairment test by comparing the fair value of a reporting unit with its carrying amount.

The Company calculates the estimated fair value of a reporting unit using a weighting of the income and market approaches. For the income approach, the Company uses internally developed discounted cash flow models that include the following assumptions, among others: projections of revenues, expenses, and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. For the market approach, the Company uses internal analyses based primarily on market comparables. The Company bases these assumptions on its historical data and experience, third party appraisals, industry projections, micro and macro general economic condition projections, and its expectations.

The Company performed the annual impairment test and recorded an impairment charge for goodwill of $0 and $636,000 during the years ended December 31, 2019 and 2018, respectively.

Software Development Costs

The Company develops and utilizes internal software for the processing of data provided by its customers. Costs incurred in this effort are accounted for under the provisions of ASC 350-40, Internal Use Software and ASC 985-20, Software – Cost of Software to be Sold, Leased or Marketed, whereby direct costs related to development and enhancement of internal use software is capitalized, and costs related to maintenance are expensed as incurred. The Company capitalizes its direct internal costs of labor and associated employee benefits that qualify as development or enhancement. These software development costs are amortized over the estimated useful life which management has determined ranges from 1 to 5 years.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 2 - Summary of Significant Accounting Policies (continued)

Research and Development

Research and development costs consist primarily of professional fees and compensation expense. All research and development costs are expensed as incurred.

Loans and Notes Receivable

The Company evaluates loans and notes receivable that don’t qualify as securities pursuant to ASC 310 – Receivables, wherein such loans would first be classified as either “held for investment” or ‘held for sale”. Loans would be classified as “held for investment”, if the Company has the intent and ability to hold the loan for the foreseeable future, or to maturity or pay-off. Loans would be classified as “held for sale”, if the Company intends to sell the loan. Loan receivables classified as “held for investment” are carried on the balance sheet at their amortized cost and are periodically evaluated for impairment. Loan receivables classified as “held for sale” are carried on the balance sheet at the lower of their amortized cost or fair value, with a valuation allowance being recorded (with a corresponding income statement charge) if the amortized cost exceeds the fair value. For loans carried on the balance sheet at fair value, changes to the fair value amount that relate solely to the passage of time will be recorded as interest income.

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

Non-Controlling Interest

The Company has an 82.5% equity interest in Inpixon India as of December 31, 2019. The portion of the Company’s equity attributable to this third party non-controlling interest was approximately $26,000 and $18,000 as of December 31, 2019 and 2018, respectively.

Foreign Currency Translation

Assets and liabilities related to the Company’s foreign operations are calculated using the Indian Rupee and Canadian Dollar and are translated at end-of-period exchange rates, while the related revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments are recorded as a separate component of consolidated stockholders’ equity, totaling a gain of $68,000 and a loss of $5,000 for the years ended December 31, 2019 and 2018, respectively. Gains or losses resulting from transactions denominated in foreign currencies are included in other income (expense) in the consolidated statements of operations. The Company engages in foreign currency denominated transactions with customers that operate in functional currencies other than the U.S. dollar. Aggregate foreign currency net transaction losses were not material for the years ended December 31, 2019 and 2018.

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

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 2 - Summary of Significant Accounting Policies (continued)

Revenue Recognition

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-08, “Revenue from Contracts with Customers - Principal versus Agent Considerations”, in April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing” and in May 9, 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606)”, or ASU 2016-12. This update provides clarifying guidance regarding the application of ASU No. 2014-09 - Revenue From Contracts with Customers (Topic 606), (“ASU 2014-09”). These new standards provide for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. In July 2015, the FASB deferred the effective date of ASU 2014-09 until annual and interim periods beginning on or after December 15, 2017 and has replaced most existing revenue recognition guidance under GAAP. ASU 2016-12 may be applied retrospectively to historical periods presented or as a cumulative-effect adjustment as of the date of adoption. The Company has adopted ASU 2016-12 using a modified retrospective approach and will be applied prospectively in the Company’s financial statements from January 1, 2018 forward. Revenues under ASU 2016-12 are required to be recognized either at a “point in time” or “over time”, depending on the facts and circumstances of the arrangement, and will be evaluated using a five-step model. The adoption of Topic 606 did not have a material impact on the Company’s consolidated financial statements, neither at initial implementation nor will it have a material impact on an ongoing basis.

Software As A Service Revenue Recognition

With respect to sales of the Company’s maintenance, consulting and other service agreements including the Company’s digital advertising and electronic services, customers pay fixed monthly fees in exchange for the Company’s service. The Company’s performance obligation is satisfied over time as the digital advertising and electronic services are provided continuously throughout the service period. The Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous access to its service.

Mapping Services Revenue Recognition

Mapping services revenue is accounted for using the percentage of completion method. As soon as the outcome of a contract can be estimated reliably, contract revenue is recognized in the consolidated statement of operations in proportion to the stage of completion of the contract. Contract costs are expensed as incurred. Contract costs include all amounts that relate directly to the specific contract, are attributable to contract activity, and are specifically chargeable to the customer under the terms of the contract.

Professional Services Revenue Recognition

The Company’s professional services include fixed fee and time and materials contracts. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts including maintenance service provided by in house personnel, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the years ended December 31, 2019 and 2018, the Company did not incur any such losses. These amounts are based on known and estimated factors.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 2 - Summary of Significant Accounting Policies (continued)

Contract Balances

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had deferred revenue of approximately $912,000 and $234,000 as of December 31, 2019 and 2018, respectively, related to cash received in advance for product maintenance services and professional services provided by the Company’s technical staff. The Company expects to satisfy its remaining performance obligations for these maintenance services and professional services, and recognize the deferred revenue and related contract costs over the next twelve months.

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

The Company incurred stock-based compensation charges of $3.5 million and $1.5 million for each of the years ended December 31, 2019 and 2018, respectively, which are included in general and administrative expenses. The following table summarizes the nature of such charges for the periods then ended (in thousands):

	For the Years Ended December 31,
	2019	2018
Compensation and related benefits	$3,247	$949
Professional and legal fees	242	545
Totals	$3,489	$1,494

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the years ended December 31, 2019 and 2018:

	For the Years Ended December 31,
	2019	2018
Options	121,796	1,624
Warrants	93,252	52,632
Convertible preferred stock	846	5
Convertible note	--	3,811
Reserved for service providers	--	25
Totals	215,894	58,097

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

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 2 - Summary of Significant Accounting Policies (continued)

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

Based on its assessments, the Company did not record any impairment charges for the years ended December 31, 2019 and 2018.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 2 - Summary of Significant Accounting Policies (continued)

Recently Issued and Adopted Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. As a result of the new standard, all of the Company’s leases greater than one year in duration are recognized in its balance sheets as both operating lease liabilities and right-of-use assets upon adoption of the standard. The Company adopted the standard using the modified-retrospective method effective January 1, 2019. This adoption primarily affected the Company’s consolidated balance sheet based on the recording of right-of-use assets and the lease liability, current and noncurrent, for its operating leases. The adoption of ASU 2016-02 did not change the Company’s historical classification of these leases or the straight-line recognition of related expenses. Upon adoption, the Company recorded approximately $0.6 million in right-of-use assets and $0.7 million in operating lease liabilities on the Company’s balance sheet.

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

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement,” (“ASU 2018-13”). ASU 2018-13 requires application of the prospective method of transition (for only the most recent interim or annual period presented in the initial fiscal year of adoption) to the new disclosure requirements for (1) changes in unrealized gains and losses included in other comprehensive income and (2) the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 also requires prospective application to any modifications to disclosures made because of the change to the requirements for the narrative description of measurement uncertainty. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. The Company has evaluated this standard and adoption does not have a material impact on its financials or disclosures.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 2 - Summary of Significant Accounting Policies (continued)

Recently Issued and Adopted Accounting Standards (continued)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. ASU 2016-13 also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. For public business entities that meet the definition of a Securities and Exchange Commission filer and smaller reporting company, ASU 2016-13 is effective for annual and interim reporting periods beginning after December 15, 2022, and the guidance is to be applied using the modified retrospective approach. Earlier adoption is permitted for annual and interim reporting periods beginning after December 15, 2018. The Company has evaluated this standard and adoption does not have a material impact on its financials or disclosures.

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”) and in May 2019, the FASB issued Accounting Standards Update No. 2019-05, Financial Instruments--Credit Losses (Topic 326) (“ASU 2019-05”). The Company is currently evaluating ASU 2016-13 and the related ASU 2019-04 and ASU 2019-05 to determine the impact to its consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company beginning in fiscal 2021. The Company is currently assessing the impact that this pronouncement will have on its consolidated financial statements.

Reverse Stock Split

On February 6, 2018, the Company effected a 1-for-30 reverse stock split of its outstanding common stock, on November 2, 2018, the Company effected a 1-for-40 reverse stock split of its outstanding common stock and on January 7, 2020, the Company effected a 1-for-45 reverse stock split of its outstanding common stock. The consolidated financial statements and accompanying notes give effect to each of these reverse stock splits as if they occurred at the beginning of the first period presented.

Subsequent Events

The Company evaluates events and/or transactions occurring after the balance sheet date and before the issue date of the consolidated financial statements to determine if any of those events and/or transactions requires adjustment to or disclosure in the consolidated financial statements.

Note 3 - Locality Acquisition

On May 21, 2019, the Company, through its wholly owned subsidiary, Inpixon Canada as purchaser, completed its acquisition of Locality in which Locality’s stockholders sold all of their shares to the purchaser in exchange for consideration of (i) $1,500,000 (the “Aggregate Cash Consideration”) minus a working capital adjustment equal to $39,501 calculated in accordance with the terms of the purchase agreement), and (ii) 14,445 shares of common stock of Inpixon with a fair market value of $514,000. Locality is a technology company specializing in wireless device positioning and radio frequency augmentation of video surveillance systems. The Locality acquisition allows us to accept wireless device positioning from third-party Wi-Fi access points as well as surveillance systems and combine that information with our own location data into our analytics platform providing our customers with additional data and ability to see video and radio frequency data concurrently.

The Aggregate Cash Consideration, less the working capital adjustment applied against the Aggregate Cash Consideration of $85,923, is payable in installments as follows: (i) the initial installment representing $250,000 minus $46,422 of the working capital adjustment was paid on the closing date; (ii) $210,499 was paid on November 21, 2019, which was comprised of a $250,000 installment less $39,501 of the working capital adjustment; (iii) two additional installments, each equal to $250,000, will be paid twelve months and eighteen months after the closing date; and (iv) one final installment representing $500,000 will be paid on the second anniversary of the closing date, in each case minus the cash fees payable to the advisor in connection with the acquisition. Inpixon Canada will have the right to offset any loss, as defined in the purchase agreement, first, against any installment of the installment cash consideration that has not been paid and second, against the sellers and the advisor on a several basis, in accordance with the indemnification provisions of the purchase agreement.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 3 - Locality Acquisition (continued)

The total recorded purchase price for the transaction was approximately $1,928,000, which consisted of cash at closing of $204,000, approximately $1,210,000 of cash that will be paid in installments as discussed above and $514,000 representing the value of the stock issued upon closing.

The preliminary purchase price was allocated and modified for measurement period adjustments due to the receipt of the valuation report and updated tax provision estimates as follows (in thousands):

	Preliminary Allocation	Valuation Measurement Period Adjustments	Tax Provision Measurement Period Adjustments	Adjusted Allocation
Assets Acquired:
Cash	$70	$--	$--	$70
Accounts receivable	7	--	--	7
Other current assets	4	--	--	4
Inventory	2	--	--	2
Fixed assets	1	--	--	1
Developed technology	1,523	(78)	--	1,445
Customer relationships	216	(31)	--	185
Non-compete agreements	49	--	--	49
Goodwill	619	80	(46)	653
	$2,491	$(29)	$(46)	$2,416
Liabilities Assumed:
Accounts payable	$13	$--	$--	$13
Accrued liabilities	48	--	--	48
Deferred revenue	28	--	--	28
Deferred tax liability	474	(29)	(46)	399
	563	(29)	(46)	488
Total Purchase Price	$1,928	$--	$--	$1,928

The value of the intangibles and goodwill were calculated by a third party valuation firm based on projections and financial data provided by management of the Company. The deferred revenue included in the financial statements is the expected liability to service the projects. The goodwill represents the excess fair value after the allocation to the intangibles. The calculated goodwill is not deductible for tax purposes. The financial data of Locality is included in the Company’s financial statements starting on the acquisition date through the year ended December 31, 2019. Proforma information has not been presented as it has been deemed to be immaterial.

A final valuation of the assets and purchase price allocation of Locality has not been completed as of the end of this reporting period as the third party valuation has not been finalized. Consequently, the purchase price was preliminarily allocated based upon our best estimates at the time of this filing. These amounts are subject to revision upon the completion of formal studies and valuations, as needed, which the Company expects to occur during the first quarter of 2020.

Note 4 - GTX Acquisition

On June 27, 2019, the Company completed its acquisition of certain assets of GTX, consisting of a portfolio of GPS technologies and intellectual property (the “Assets”). GTX allows us to seamlessly locate devices/assets/people from the indoors to the outdoors. Prior to this asset acquisition the Company was only providing indoor location.

The Assets were acquired for aggregate consideration consisting of (i) $250,000 in cash delivered at the closing and (ii) 22,223 shares of Inpixon’s restricted common stock.

The total recorded purchase price for the transaction was $900,000, which consisted of the cash paid of $250,000 and $650,000 representing the value of the stock issued upon closing.

Assets acquired (in thousands):

Developed technology	$850
Non-compete agreements	50

Total Purchase Price	$900

A final valuation of the assets and purchase price allocation of GTX has not been completed as of the end of this reporting period as the third party valuation has not been finalized. Consequently, the purchase price was preliminarily allocated based upon our best estimates at the time of this filing. These amounts are subject to revision upon the completion of formal studies and valuations, as needed, which the Company expects to occur during the first quarter of 2020.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 4 - GTX Acquisition (continued)

On September 16, 2019, the Company loaned GTX $50,000 in accordance with the terms of the asset purchase agreement. The note accrues interest at a rate of 5% per annum and has a maturity date of April 13, 2020. Interest accrues beginning on the date that is the earlier of (i) 180 days from the issue date of the note and (ii) the registration effective date as defined in the acquisition agreement. This note is included as part of other receivables in the Company’s consolidated financial statements. As of December 31, 2019, the balance of the note including interest was $50,425.

Note 5 - Jibestream Acquisition

On August 15, 2019, the Company, through its wholly owned subsidiary, Inpixon Canada as purchaser (the “Purchaser”), completed its acquisition of Jibestream, a provider of indoor mapping and location technology, for consideration consisting of: (i) CAD $5,000,000, plus an amount equal to all cash and cash equivalents held by Jibestream at the closing, minus, if a negative number, the absolute value of the Estimated Working Capital Adjustment (as defined in the acquisition agreement), minus any amounts loaned by the Purchaser to Jibestream to settle any Indebtedness (as defined in the Purchase Agreement) or other fees, minus any cash payments to the holders of outstanding options to settle any in-the-money options, minus the deferred revenue costs of CAD $150,000, and minus the costs associated with the audit and review of the financial statements of Jibestream required by the Purchase Agreement (collectively, the “Estimated Cash Closing Amount”); plus (ii) 176,289 shares of the Company’s common stock which was equal to CAD $3,000,000, converted to U.S. dollars based on the exchange rate at the time of the closing, divided by $12.4875 which was the price per share at which shares of the Company’s common stock are issued in of the Company’s common stock the Offering on August 12, 2019 (“Inpixon Shares”).

Jibestream, provides a dynamic interactive map that allows customers to put their digitized map into their mobile app or provide the map on a kiosk or other interface. Using the Jibestream map allows Inpixon to offer a more intuitive interface to see its locationing data and analytics.

The Nasdaq listing rules required the Company to obtain the approval of the Company’s stockholders for the issuance of 63,645 of the Inpixon Shares (the “Excess Shares”), which was obtained on October 31, 2019 and the shares were issued on November 5, 2019. A number of Inpixon Shares representing fifteen percent (15%) of the value of the Purchase Price (the “Holdback Amount”) were subject to stop transfer restrictions and forfeiture to secure the indemnification and other obligations of the Vendors in favor of the Company arising out of or pursuant to Article VIII of the Purchase Agreement and, at the option of the Company, to secure the obligation of the Vendors’ to pay any adjustment to the Purchase Price pursuant to Section 2.5 of the Purchase Agreement.

The total recorded purchase price for the transaction was approximately $5,062,000, which consisted of cash at closing of approximately $3,714,000 and $1,348,000 representing the value of the stock issued upon closing determined based on the closing price of the Company’s common stock as of the closing date on August 15, 2019. Subsequently, the Company agreed not to enforce any right of setoff resulting from a Working Capital Adjustment.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 5 - Jibestream Acquisition (continued)

The preliminary purchase price was allocated and modified for measurement period adjustments due to updated tax provision estimates as follows (in thousands):

	Preliminary Allocation	Tax Provision Measurement Period Adjustments	Adjusted Allocation
Assets Acquired:
Cash	$5	$--	$5
Accounts receivable	309	--	309
Other current assets	137	--	137
Fixed assets	10	--	10
Other assets	430	--	430
Developed technology	3,193	--	3,193
Customer relationships	1,253	--	1,253
Non-compete agreements	420	--	420
Goodwill	2,407	(919)	1,488
	$8,165	$(919)	$7,245
Liabilities Assumed:
Accounts payable	51	--	51
Accrued liabilities	94	--	94
Deferred revenue	1,156	--	1,156
Other liabilities	513	--	513
Deferred tax liability	1,289	(919)	370
	3,103	(919)	2,183
Total Purchase Price	$5,062	$--	$5,062

The value of the intangibles and goodwill were calculated by a third party valuation firm based on projections and financial data provided by management of the Company. The deferred revenue included in the financial statements is the expected liability to service the projects. The goodwill represents the excess fair value after the allocation to the intangibles. The calculated goodwill is not deductible for tax purposes. As part of the acquisition, the Company acquired a lease obligation with an operating lease right of use asset of approximately $371,000 and an operating lease obligation of approximately $371,000 which are included in other assets and other liabilities, respectively, in the purchase price allocation. The financial data of Jibestream is included in the Company’s financial statements starting on the acquisition date through the year ended December 31, 2019.

A final valuation of the assets and purchase price allocation of Jibestream has not been completed as of the end of this reporting period as the third party valuation has not been finalized. Consequently, the purchase price was preliminarily allocated based upon our best estimates at the time of this filing. These amounts are subject to revision upon the completion of formal studies and valuations, as needed, which the Company expects to occur during the first quarter of 2020.

Note 6 - Proforma Financial Information

The following unaudited proforma financial information presents the consolidated results of operations of the Company and Jibestream for the years ended December 31, 2019 and 2018, as if the acquisition had occurred as of the beginning of the first period presented instead of on August 15, 2019. The proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.

(in thousands, except per share data)	For the Years Ended December 31,
	2019	2018
Revenues	$7,558	6,088
Net loss attributable to common stockholders	$(36,513)	(47,038)
Net loss per basic and diluted common share	$(36.59)	(171.55)
Weighted average common shares outstanding:
Basic and Diluted	997,856	274,189

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 7 - Inventory

Inventory as of December 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	As of December 31,
	2019	2018
Raw materials	$13	$143
Finished goods	387	425
Total Inventory	$400	$568

Note 8 - Property and Equipment, net

Property and equipment as of December 31, 2019 and 2018 consisted of the following (in thousands):

	As of December 31,
	2019	2018
Computer and office equipment	$774	$1,133
Furniture and fixtures	228	199
Leasehold improvements	25	16
Software	39	109
Total	1,066	1,457
Less: accumulated depreciation and amortization	(921)	(1,255)

Total Property and Equipment, Net	$145	$202

Depreciation and amortization expense were $98,000 and $355,000 for the years ended December 31, 2019 and 2018, respectively.

Note 9 - Software Development Costs

Capitalized software development costs as of December 31, 2019 and 2018 consisted of the following (in thousands):

	As of December 31,
	2019	2018
Capitalized software development costs	$6,029	$5,102
Accumulated amortization	(4,485)	(3,412)
Software development costs, net	$1,544	$1,690

The weighted average remaining amortization period for the Company’s software development costs is 1.61 years.

Amortization expense for capitalized software development costs was $1.025 million and $1.2 million for each of the years ended December 31, 2019 and 2018.

Future amortization expense on the computer software is anticipated to be as follows (in thousands):

For the Years Ending December 31,	Amount
2020	$994
2021	487
2022	59
2023	4
Total	$1,544

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 10 - Intangible Assets

Intangible assets at December 31, 2019 and 2018 consisted of the following (in thousands):

Amortized Intangible Assets	Gross Carrying Amount		Accumulated Amortization
	December 31,		December 31,
	2019	2018	2019	2018
Trade Name/Trademarks	$780	$780	$(724)	$(574)
Customer Relationships	4,070	2,620	(2,574)	(2,318)
Developed Technology	21,422	15,871	(14,996)	(11,873)
Non-compete Agreements	923	400	(501)	(400)
Export License	13	13	(13)	(10)
Totals	$27,208	$19,684	$(18,808)	$(15,175)

Aggregate Amortization Expense:

Aggregate amortization expense for the years ended December 31, 2019 and 2018 were $3.6 million and $3.2 million, respectively.

Future amortization expense on intangibles assets is anticipated to be as follows (in thousands):

For the Years Ending December 31,	Amount
2020	2,041
2021	808
2022	667
2023	643
2024 and thereafter	4,241
Total	$8,400

The weighted average remaining amortization periods for the Company’s trade names/trademarks, customer relationships, developed technology, non-compete agreements, and export license are 0, 1.41, 8.43, 0.9, and 0 years, respectively.

Note 11 - Goodwill

The Company has recorded goodwill and other indefinite-lived assets in connection with its acquisition of Shoom, Locality and Jibestream. Goodwill, which represents the excess of acquisition cost over the fair value of the net tangible and intangible assets of the acquired company, is not amortized. Indefinite-lived intangible assets are stated at fair value as of the date acquired in a business combination. The Company’s goodwill balance and other assets with indefinite lives were evaluated for potential impairment during the years ended December 31, 2019 and 2018, as certain indications on a qualitative and quantitative basis were identified that an impairment exists as of the reporting date.

During the years ended December 31, 2019 and 2018, the Company recognized $0 and $636,000 of impairment charges, respectively. The impairment charge was primarily precipitated by the continued decline in Company’s stock price during those years, accumulated losses and the lack of required working capital to fund our continuing operations. The Company used a market approach to determine if the carrying amounts of the Company’s reporting units exceeded the fair value of the Company.

During the year ended December 31, 2019, the corporate income tax returns were filed for the periods ending as of the acquisition dates of Locality and Jibestream. After reviewing those tax returns, it was determined that there were additional tax benefits the Company would receive primarily related to net operating losses and research tax credits. As a result, the deferred tax asset of Jibestream was increased by approximately $1,023,000 and the deferred tax asset of Locality was increased by $48,000 with a corresponding decrease to goodwill. Additionally, during the year ended December 31, 2019, upon receipt of the Locality valuation report, the values of the intangibles were updated with a corresponding $80,000 increase to goodwill.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 11 - Goodwill (continued)

The following table summarizes the changes in the carrying amount of Goodwill for the year ended December 31, 2019 (in thousands):

	Shoom	Locality	Jibestream	Total

Balance as of January 1, 2018	$636	$--	$--	$636
Goodwill impairment (level 3 fair value adjustment)	(636)	--	--	(636)
Balance as of December 31, 2018	--	--	--	--
Goodwill additions through acquisitions	--	619	2,407	3,026
Valuation Measurement Period Adjustments	--	80	--	80
Tax Provision Measurement Period Adjustments	--	(46)	(919)	(965)
Adjusted Allocation	--	653	1,488	2,141
Exchange rate fluctuation at December 31, 2019	--	19	(90)	(71)
Balance as of December 31, 2019	$--	$672	$1,398	$2,070

Note 12 - Discontinued Operations

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

The Company did not recognize any depreciation or amortization expense related to discontinued operations during the years ended December 31, 2019 and 2018. There were no significant capital expenditures or non-cash operating or investing activities of discontinued operations during the periods presented. The operations of Sysorex Arabia were insignificant for the January 1 – 18, 2018 period. On January 18, 2018, the Company sold its 50.2% interest in Sysorex Arabia to SCI (Abdus Salam Qureishi, the former Chairman of the Board, is the majority stockholder of SCI and is the father in law of Nadir Ali the Company’s CEO) in consideration for SCI’s assumption of 50.2% of the assets and liabilities of Sysorex Arabia.

Spin-Off of Sysorex, Inc. and its wholly owned subsidiary, Sysorex Government Services, Inc.

On August 31, 2018, the Company completed the spin-off (the “Spin-off”) of its enterprise infrastructure business from its indoor positioning analytics business by way of a distribution of all the shares of common stock of the Company’s wholly-owned subsidiary, Sysorex, Inc. (“Sysorex”), to the Company’s stockholders of record as of August 21, 2018 (the “Record Date”) and certain warrant holders. The distribution occurred by way of a pro rata stock distribution to such common stock, preferred stock and warrant holders, each of whom received one share of Sysorex’s common stock for every 3 shares of the Company’s common stock held on the Record Date (without taking into effect the 1-for-40 reverse stock split) or such number of shares of common stock issuable upon complete conversion of the preferred stock or exercise of the warrants.

As a result of the Spin-off, the Company’s common stock continues trading on the Nasdaq Stock Market (“Nasdaq”), and Sysorex is an independent public company with common stock that is quoted on the OTC Markets.

In accordance with ASC 205-20, “Discontinued Operations,” the results of Sysorex, including Inpixon’s former subsidiary, Sysorex Government Services, Inc., formerly Inpixon Federal, Inc. (“SGS”), are reflected in Inpixon’s consolidated financial statements as discontinued operations and, therefore, are presented as loss from discontinued operations on the consolidated statements of operations.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 12 - Discontinued Operations (continued)

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

The assets and liabilities that were divested as part of the Spin-off completed on August 31, 2018 were as follows:

Sysorex/SGS Assets/Liabilities (In thousands)

Assets:
Accounts receivable, net	$651
Notes and other receivables	473
Prepaid licenses and maintenance contracts	5
Other current assets	146
Property and equipment, net	41
Intangible assets, net	3,728
Other assets	34
Total Assets	$5,078
Liabilities:
Accounts payable	$(15,952)
Accrued liabilities	(792)
Deferred revenue	(70)
Other liabilities	(40)
Acquisition liability - Integrio	(62)
Total Liabilities	$(16,916)
Total Net Liabilities Deconsolidated as Result of Spin-off	$(11,838)

Note 13 - Deferred Revenue

Deferred revenue as of December 31, 2019 and 2018 consisted of the following (in thousands):

	As of December 31,
	2019	2018
Deferred Revenue, Current
Maintenance agreements	$633	$2
Service agreements	279	232
Total Deferred Revenue, Current	912	234

Total Deferred Revenue	$912	$234

The fair value of the deferred revenue approximates the services to be rendered.

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 14 - Debt

Debt as of December 31, 2019 and 2018 consisted of the following (in thousands):

	As of December 31,
	2019	2018
Short-Term Debt
Notes payable, less debt discount of $628 and $752, respectively (A)	$7,080	$4,035
Revolving line of credit (B)	150	23
Other short term debt (C)	74	69
Total Short-Term Debt	$7,304	$4,127

Long-Term Debt
Notes payable	$--	$74
Total Long-Term Debt	$--	$74

(A)	Notes Payable

November 2017 Note Purchase Agreement and Promissory Note

On October 5, 2018, in connection with the issuance of exchange shares, the exercise price of the warrants issued in the Company’s public offering on April 24, 2018 (as described in Note 15) was adjusted to $486.00 per share and increased the number of shares of common stock issuable upon exercise of such warrants to 30,315 shares of common stock. The Company has presented a deemed dividend of $8,817,000 on the consolidated statements of operations for this price reset.

On January 29, 2019, the Company and Chicago Venture Partners, L.P., the holder of that certain outstanding convertible promissory note (“Chicago Venture” or the “Note Holder”), issued on November 17, 2017 (as amended, supplemented or otherwise modified, the “Original Note”), with an outstanding balance of $383,768 (the “Remaining Balance”), entered into an exchange agreement (the “Exchange Agreement”), pursuant to which the Company and the Note Holder agreed to (i) partition a new convertible promissory note in the form of the Original Note (the “Partitioned Note”) in the original principal amount equal to the Remaining Balance (the “Exchange Amount”) and then cause the Remaining Balance to be reduced by the Exchange Amount; and (ii) exchange the Partitioned Note for the delivery of 3,842 shares of the Company’s common stock at an effective price share equal to $99.90. Following such partition of the Original Note, the Original Note was deemed paid in full, was automatically deemed cancelled, and shall not be reissued.

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

INPIXON AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 14 - Debt (continued)

(A)	Notes Payable (continued)

October 2018 Note Purchase Agreement and Promissory Note (continued)

During the year ended December 31, 2019, the Company exchanged approximately $2,729,000 of the outstanding principal and interest under the note for 92,831 shares of the Company’s common stock at exchange prices between $22.95 and $40.45 per share. The Company analyzed the exchange of principal under the note as an extinguishment and compared the net carrying value of the debt being extinguished to the reacquisition price (shares of common stock being issued) and recorded a $188,000 loss on the exchange of debt for equity as a separate item in the other income/expense section of the consolidated statements of operations for the year ended December 31, 2019. These exchanges satisfied the liability in full and the balance owed under the note was $0 as of December 31, 2019.

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

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 14 - Debt (continued)

(A)	Notes Payable (continued)

Note Exchanges

During the year ended December 31, 2019, the Company exchanged approximately $2,112,000 of the outstanding principal and interest under the note for 707,071 shares of the Company’s common stock at exchange prices between $1.80 and $4.95 per share. The Company analyzed the exchange of principal under the note as an extinguishment and compared the net carrying value of the debt being extinguished to the reacquisition price (shares of common stock being issued) and recorded an approximately $10,000 loss on the exchange of debt for equity as a separate item in the other income/expense section of the consolidated statements of operations for the year ended December 31, 2019. As of December 31, 2019, the outstanding balance of the December 2018 Note was approximately $28,749.

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

During the year ended December 31, 2019, the Company exchanged approximately $2,076,000 of the outstanding principal and interest under the note for 738,889 shares of the Company’s common stock at exchange prices between $1.80 and $3.51 per share. The Company analyzed the exchange of principal under the note as an extinguishment and compared the net carrying value of the debt being extinguished to the reacquisition price (shares of common stock being issued) and recorded an approximately $96,000 loss on the exchange of debt for equity as a separate item in the other income/expense section of the consolidated statements of operations for the year ended December 31, 2019. As of December 31, 2019, the outstanding balance of the May 2019 Note was approximately $1,694,000.

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 14 - Debt (continued)

(A)	Notes Payable (continued)

June 2019 Note Purchase Agreement and Promissory Note

On June 27, 2019, the Company entered into a note purchase agreement (the “Purchase Agreement”) with Chicago Venture, pursuant to which the Company agreed to issue and sell to the holder an unsecured promissory note (the “June 2019 Note”) in an aggregate principal amount of $1,895,000, which is payable on or before the date that is 9 months from the issuance date. The initial principal amount includes an original issue discount of $375,000 and $20,000 that the Company agreed to pay to the holder to cover the holder’s legal fees, accounting costs, due diligence, monitoring and other transaction costs. In exchange for the June 2019 Note, the holder paid an aggregate purchase price of $1,500,000. Interest on the June 2019 Note accrues at a rate of 10% per annum and is payable on the maturity date or otherwise in accordance with the June 2019 Note. The Company may pay all or any portion of the amount owed earlier than it is due; provided, that in the event the Company elects to prepay all or any portion of the outstanding balance, it shall pay to the holder 115% of the portion of the outstanding balance the Company elects to prepay. Beginning on the date that is 6 months from the issuance date and at the intervals indicated below until the June 2019 Note is paid in full, the holder shall have the right to redeem up to an aggregate of 1/3 of the initial principal balance of the June 2019 Note each month by providing written notice delivered to the Company; provided, however, that if the holder does not exercise any monthly redemption amount in its corresponding month then such monthly redemption amount shall be available for the holder to redeem in any future month in addition to such future month’s monthly redemption amount. Upon receipt of any monthly redemption notice, the Company shall pay the applicable monthly redemption amount in cash to the holder within five business days. The June 2019 Note includes customary event of default provisions, subject to certain cure periods, and provides for a default interest rate of 22%. Upon the occurrence of an event of default (except a default due to the occurrence of bankruptcy or insolvency proceedings (the “Bankruptcy-Related Event of Default”)), the holder may, by written notice, declare all unpaid principal, plus all accrued interest and other amounts due under the June 2019 Note to be immediately due and payable at an amount equal to 115% of the outstanding balance of the June 2019 Note (the “Mandatory Default Amount”). Upon the occurrence of a Bankruptcy-Related Event of Default, without notice, all unpaid principal, plus all accrued interest and other amounts due under the June 2019 Note will become immediately due and payable at the Mandatory Default Amount. Pursuant to the terms of the Purchase Agreement, if the Company consummates an offering of its equity securities, the Company is required to make a cash payment to the holder in the following amount: (a) twenty-five percent (25%) of the outstanding balance of the June 2019 Note if the Company receives net proceeds equal to $2,500,000.00 or less; (b) fifty percent (50%) of the outstanding balance of the June 2019 Note if the Company receives net proceeds of more than $2,500,000.00 but less than $5,000,000.00; and (c) one hundred percent (100%) of the outstanding balance of the June 2019 Note if the Company receives net proceeds equal to $5,000,000.00 or more.

Effective as of August 12, 2019, the Company and Chicago Venture entered into an amendment agreement, dated as of August 14, 2019, to provide that the Company’s obligation to repay all or a portion of the outstanding balance of the June 2019 Note upon the completion of any offering of equity securities of the Company would not apply or be effective until December 27, 2019. As consideration for the amendment, a fee of $191,883 was added to the outstanding balance of the June 2019 Note. As of December 31, 2019, the outstanding balance of the June 2019 Note was approximately $2,086,883.

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 14 - Debt (continued)

(A)	Notes Payable (continued)

August 2019 Note Purchase Agreement and Promissory Note

On August 8, 2019, the Company entered into a note purchase agreement with Chicago Venture, pursuant to which the Company agreed to issue and sell to the holder an unsecured promissory note (the “August 2019 Note”) in an aggregate principal amount of $1,895,000, which is payable on or before the date that is 9 months from the issuance date. The Initial Principal Amount includes an original issue discount of $375,000 and $20,000 that the Company agreed to pay to the holder to cover the holder’s legal fees, accounting costs, due diligence, monitoring and other transaction costs. In exchange for the August 2019 Note, the holder paid an aggregate purchase price of $1,500,000. Interest on the Note accrues at a rate of 10% per annum and is payable on the maturity date or otherwise in accordance with the August 2019 Note. The Company may pay all or any portion of the amount owed earlier than it is due; provided, that in the event the Company elects to prepay all or any portion of the outstanding balance, it shall pay to the Holder 115% of the portion of the outstanding balance the Company elects to prepay. Beginning on the date that is 6 months from the issuance date and at the intervals indicated below until the August 2019 Note is paid in full, the holder shall have the right to redeem up to an aggregate of 1/3 of the initial principal balance of the August 2019 Note each month by providing written notice to the Company; provided, however, that if the holder does not exercise any monthly redemption amount in its corresponding month then such monthly redemption amount shall be available for the holder to redeem in any future month in addition to such future month’s monthly redemption amount. Upon receipt of any monthly redemption notice, the Company shall pay the applicable monthly redemption amount in cash to the holder within five business days of the Company’s receipt of such monthly redemption notice. The August 2019 Note includes customary event of default provisions, subject to certain cure periods, and provides for a default interest rate of 22%. Upon the occurrence of an event of default (except a default due to the occurrence of bankruptcy or insolvency proceedings (the “Bankruptcy-Related Event of Default”)), the Holder may, by written notice, declare all unpaid principal, plus all accrued interest and other amounts due under the August 2019 Note to be immediately due and payable at an amount equal to 115% of the outstanding balance of the Note (the “Mandatory Default Amount”). Upon the occurrence of a Bankruptcy-Related Event of Default, without notice, all unpaid principal, plus all accrued interest and other amounts due under the Note will become immediately due and payable at the Mandatory Default Amount. As of December 31, 2019, the outstanding balance of the August 2019 Note was approximately $1,895,000.

September 2019 Note Purchase Agreement and Promissory Note

On September 17, 2019, the Company entered into a note purchase agreement with Iliad, pursuant to which the Company agreed to issue and sell to the Holder an unsecured promissory note (the “September 2019 Note”) in an aggregate principal amount of $952,500, which is payable on or before the date that is 9 months from the issuance date. The Initial Principal Amount includes an original issue discount of $187,500 and $15,000 that the Company agreed to pay to the Holder to cover the Holder’s legal fees, accounting costs, due diligence, monitoring and other transaction costs. In exchange for the Note, the Holder paid an aggregate purchase price of $750,000. Interest on the Note accrues at a rate of 10% per annum and is payable on the maturity date or otherwise in accordance with the September 2019 Note. The Company may pay all or any portion of the amount owed earlier than it is due; provided, that in the event the Company elects to prepay all or any portion of the outstanding balance, it shall pay to the Holder 115% of the portion of the outstanding balance the Company elects to prepay. Beginning on the date that is 6 months from the issuance date and at the intervals indicated below until the September 2019 Note is paid in full, the holder shall have the right to redeem up to an aggregate of 1/3 of the initial principal balance of the September 2019 Note each month by providing written notice to the Company; provided, however, that if the holder does not exercise any monthly redemption amount in its corresponding month then such monthly redemption amount shall be available for the holder to redeem in any future month in addition to such future month’s monthly redemption amount. Upon receipt of any monthly redemption notice, the Company shall pay the applicable monthly redemption amount in cash to the holder within five business days of the Company’s receipt of such monthly redemption notice. The September 2019 Note includes customary event of default provisions, subject to certain cure periods, and provides for a default interest rate of 22%.

Upon the occurrence of an event of default (except a default due to the occurrence of bankruptcy or insolvency proceedings (the “Bankruptcy-Related Event of Default”)), the Holder may, by written notice, declare all unpaid principal, plus all accrued interest and other amounts due under the September 2019 Note to be immediately due and payable at an amount equal to 115% of the outstanding balance of the Note (the “Mandatory Default Amount”). Upon the occurrence of a Bankruptcy-Related Event of Default, without notice, all unpaid principal, plus all accrued interest and other amounts due under the Note will become immediately due and payable at the Mandatory Default Amount. Under the terms of the September 2019 Note, since it was still outstanding on December 17, 2019, a one-time monitoring fee equal to ten percent (10%) of the then outstanding balance, or $97,661, was added to the September 2019 Note. As of December 31, 2019, the outstanding balance of the September 2019 Note was approximately $1,050,161.

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 14 - Debt (continued)

(A)	Notes Payable (continued)

November 2019 Note Purchase Agreement and Promissory Note

On November 22, 2019, we issued a promissory note to St. George Investments LLC (“St. George”), an affiliate of Iliad and Chicago Venture, pursuant to which the Company agreed to issue and sell to the Holder an unsecured promissory note (the “November 2019 Note”) in the initial principal amount of $952,500, which is payable on or before the date that is 6 months from the issuance date, subject to extension in accordance with the terms of the note. The initial principal amount includes an original issue discount of $187,500 and $15,000 that the Company agreed to pay to St. George to cover its legal fees, accounting costs, due diligence, monitoring and other transaction costs. In exchange for the note, St. George paid an aggregate purchase price of $750,000. Interest on the note accrues at a rate of 10% per annum and is payable on the maturity date or otherwise in accordance with the note. The Company may pay all or any portion of the amount owed earlier than it is due; provided, that in the event the Company elects to prepay all or any portion of the outstanding balance, it shall pay to the Holder 115% of the portion of the outstanding balance the Company elects to prepay. The November 2019 Note includes customary event of default provisions, subject to certain cure periods, and provides for a default interest rate of 22%. Upon the occurrence of an event of default (except a default due to the occurrence of bankruptcy or insolvency proceedings (the “Bankruptcy-Related Event of Default”)), the Holder may, by written notice, declare all unpaid principal, plus all accrued interest and other amounts due under the November 2019 Note to be immediately due and payable at an amount equal to 115% of the outstanding balance of the Note (the “Mandatory Default Amount”). Upon the occurrence of a Bankruptcy-Related Event of Default, without notice, all unpaid principal, plus all accrued interest and other amounts due under the Note will become immediately due and payable at the Mandatory Default Amount. Under the terms of the note, since it was still outstanding on February 22, 2020, a one-time monitoring fee equal to ten percent (10%) of the then-current outstanding balance, or approximately $97,688, was added to the note. As of December 31, 2019, the outstanding balance of the November 2019 Note was approximately $952,500.

(B)	Revolving Line of Credit

Payplant Accounts Receivable Bank Line

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

On August 31, 2018, Inpixon, Sysorex, SGS, and Payplant executed Amendment 1 to Payplant Client Agreement (the “Amendment”). Pursuant to the Amendment, Sysorex and SGS are no longer parties to the Payplant Client Agreement, originally entered into on August 14, 2017, and have been released from any and all obligations and liabilities arising under the Payplant Client Agreement, whether such obligations and liabilities were in existence prior to or on the date of the Amendment or arise after the date of the Amendment. As of December 31, 2019, the outstanding balance of the revolving line of credit was approximately $150,000.

(C) Other Short Term Debt

As of December 31, 2019, the Company owed approximately $74,065 to the pre-acquisition stockholders of Shoom. Any amounts not subject to claims shall be released to the pre-acquisition stockholders of Shoom pro-rata on the next anniversary date of the closing date of the Shoom acquisition, August 31, 2020.

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 15 - Capital Raises

January 2018 Capital Raise

On January 5, 2018, the Company entered into that certain Securities Purchase Agreement (the “January 2018 SPA”) with certain investors (the “January 2018 Investors”) pursuant to which the Company agreed to sell an aggregate of 334 shares (the “January 2018 Shares”) of the Company’s common stock, at a purchase price of $9,558.00 per share (the “January 2018 Offering”) and warrants to purchase up to 334 shares (the “January 2018 Warrant Shares”) of common stock (the “January 2018 Warrants”). The aggregate gross proceeds for the sale of the January 2018 Shares and January 2018 Warrants was approximately $3.2 million. After deducting placement agent fees and other expenses, the net proceeds from the offering was approximately $2.8 million. The January 2018 Warrants were initially exercisable at an exercise price per share equal to $11,880.00, subject to certain adjustments, and will expire on the five year anniversary of the initial exercise date. Following the February offering described below, the exercise price of the January 2018 Warrants was reduced to $5,400.00 per share.

February 2018 Public Offering

On February 20, 2018, the Company completed a public offering for approximately $18 million in securities, consisting of an aggregate of 1,848 Class A units, at a price to the public of $4,230.00 per Class A unit, each consisting of one share of the Company’s common stock and a five-year warrant to purchase one share of common stock at an exercise price of $6,300.00 per share (“February 2018 Warrants”), and 10,184.9752 Class B units, at a price to the public of $1,000 per Class B unit, each consisting of one share of the Company’s newly designated Series 3 convertible preferred stock (“Series 3 Preferred”) with a stated value of $1,000 and initially convertible into approximately 1 share of our common stock at a conversion price of $4,230.00 per share for up to an aggregate of 2,408 shares of common stock and February 2018 Warrants exercisable for the number of shares of common stock into which the shares of Series 3 Preferred were initially convertible.

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

Following the April offering described below, the exercise price of the February 2018 Warrants was reduced to the floor price of $1,141.20 and the number of shares issuable upon exercise of such warrants was increased to 24,055 shares of common stock.

April 2018 Public Offering

On April 24, 2018, the Company completed a public offering consisting of 10,115 units at a price to the public of $1,000 per unit, each consisting of (i) one share of our newly designated Series 4 convertible preferred stock (the “Series 4 Preferred”) with a stated value of $1,000 and initially convertible into approximately 2 shares of common stock, at a conversion price of $828.00 per share (subject to adjustment) and (ii) one warrant to purchase such number of shares of common stock as each share of Series 4 Preferred is convertible into. The warrants are immediately exercisable at an initial exercise price of $1,206.00 per share (subject to adjustment). The Company received approximately $10.1 million in gross proceeds from this offering, before deducting placement agent fees and offering expenses payable by the Company. After deducting placement agent fees and expenses, the net proceeds from this offering were approximately $9.2 million.

The embedded conversion option associated with the Series 4 Preferred shares has a beneficial conversion feature, which has a value of $673,000. Additionally, the embedded conversion option had a price reset feature, which resulted in the reduction of the conversion price from $828.00 to $320.40 on June 25, 2018, which has a value of $4,226,000. The Company recorded $4,899,000 as a deemed dividend on the consolidated statement of operations for these beneficial conversion features.

As described above, the April offering reset the price of the February 2018 Warrants to the floor price of $1,141.20 and the number of shares issuable upon exercise of such warrants was increased to 24,055 shares of common stock. The Company has presented a deemed dividend of $4,828,000 on the consolidated statement of operations for this price reset.

Following the rights offering in January 2019 as described below, the conversion price of the Series 4 Preferred was reduced to the floor price of $223.20 and the exercise price of the warrants issued in the April offering were also reduced to the floor price of $223.20 and the number of shares issuable upon exercise of such warrants was increased to 61,562 shares of common stock.

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 15 - Capital Raises (continued)

January 2019 Capital Raise

On January 15, 2019, the Company closed a rights offering whereby it sold an aggregate of 12,000 units consisting of an aggregate of 12,000 shares of Series 5 Convertible Preferred Stock and 80,000 warrants to purchase common stock exercisable for one share of common stock at an exercise price of $149.85 per share in accordance with the terms and conditions of a warrant agency agreement, resulting in gross proceeds to the Company of approximately $12 million, and net proceeds of approximately $10.77 million after deducting expenses relating to dealer-manager fees and expenses, and excluding any proceeds received upon exercise of any warrants.

Following the rights offering, the conversion price of the Series 4 Convertible Preferred Stock was reduced to the floor price of $223.20, the exercise price of the warrants issued in the April 2018 public offering were also reduced to the floor price of $223.20 and the number of shares issuable upon exercise of such warrants was increased to 61,562 shares of common stock. The maximum deemed dividend under the Series 4 Convertible Preferred Stock has been recognized so there is no accounting effect from the conversion price reduction of the Series 4 Convertible Preferred Stock. However, the Company recorded a $1.3 million deemed dividend for the reduction to the exercise price of the April 2018 warrants. As of December 31, 2019, there were 126 shares of Series 5 Convertible Preferred Stock outstanding.

August 2019 Financing

On August 12, 2019, the Company sold an aggregate of (i) 144,387 shares of our common stock, (ii) 2,997 shares of our Series 6 Convertible Preferred Stock, with a stated value $1,000 per share, convertible into shares of our common stock (the “Series 6 Preferred Stock”), and (iii) Series A warrants to purchase up to an aggregate of 384,387 shares of common stock at an exercise price per share of $12.4875, resulting in gross proceeds to the Company of approximately $4.8 million, and net proceeds of approximately $4 million after deducting the underwriting discounts and offering expenses. As of December 31, 2019, there were 0 shares of Series 6 Convertible Preferred Stock outstanding.

At-The-Market Program

During the year ended December 31, 2019 under an at-the-market (“ATM”) program, we sold an aggregate of 1,470,900 shares of common stock, at a weighted average price of approximately $4.42 per share resulting in net proceeds of approximately $5.9 million to us after deduction of sales commissions equal to 4.5% of the gross sales and other offering expenses. We raised total aggregate gross proceeds of approximately $6.5 million in connection with the ATM program.

Note 16 - Common Stock

On January 5, 2018, the Company issued 5 shares of common stock pursuant to a subscription agreement with a service provider at a purchase price of $18,360.00 per share, in satisfaction of $80,000 payable to the provider.

On January 5, 2018, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company agreed to sell an aggregate of 334 shares of the Company’s common stock, at a purchase price of $9,558.00 per share (see Note 15).

On February 5, 2018, the holder of the Debenture delivered a conversion notice to the Company pursuant to which it converted $300,000 of principal of the Debenture into 28 shares of the Company’s common stock. Such shares of common stock were issued on February 6, 2018.

On February 7, 2018, the holder of the Debenture delivered a conversion notice to the Company pursuant to which it converted $400,000 of principal of the Debenture into 67 shares of the Company’s common stock.

On February 9, 2018, the holder of the Debenture delivered a final conversion notice to the Company pursuant to which it converted $317,000 of principal of the Debenture into 59 shares of the Company’s common stock, which paid the Debenture in full.

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 16 - Common Stock (continued)

On February 20, 2018, the Company completed a public offering including an aggregate of 1,848 Class A units, at a price to the public of $4,230.00 per Class A unit, each consisting of one share of the Company’s common stock and a five-year warrant to purchase one share of common stock (see Note 15).

During the three months ended March 31, 2018, 9,773.7252 shares of Series 3 Preferred were converted into 2,311 shares of the Company’s common stock.

During the three months ended March 31, 2018, the Company issued 6 shares of common stock for fractional shares due to the reverse stock split effective February 6, 2018.

During the three months ended June 30, 2018, 411.25 shares of Series 3 Preferred were converted into 98 shares of the Company’s common stock.

During the three months ended June 30, 2018, 7,796.7067 shares of Series 4 Preferred were converted into 15,966 shares of the Company’s common stock.

During the three months ended September 30, 2018, 2,311.2933 shares of Series 4 Preferred were converted into 7,218 shares of the Company’s common stock.

On October 8, 2018, the Company issued 3,162 shares of the Company’s common stock at an effective price per share of $486.00 to pay $1,536,649 towards the balance of the November Note (see Note 14).

During the three months ended December 31, 2018, 6 shares of Series 4 Preferred were converted into 19 shares of the Company’s common stock.

During the three months ended December 31, 2018, the Company issued 834 shares of common stock for services, which were fully vested upon the date of issuance. The Company recorded an expense of approximately $465,000 for the fair value of those shares.

During the three months ended December 31, 2018, the Company issued 615 shares of common stock for fractional shares due to the reverse stock split effective November 2, 2018.

During the three months ended December 31, 2018, the Company issued 2,056 shares of common stock in connection with the exercise of 2,056 warrants at $486.00 a share.

On January 29, 2019, the Company issued 3,842 shares of common stock under an exchange agreement to settle the outstanding balance of $383,768 under a partitioned note. (see Note 14)

On February 20, 2019, the Company issued 16,655 shares of common stock under a settlement agreement for an arbitration proceeding.

During the three months ended March 31, 2019, the Company issued 306 shares of common stock in connection with the exercise of 306 warrants at $149.85 per share.

During the three months ended March 31, 2019, the Company issued 27,741 shares of common stock in connection with the exercise of 46,235 warrants through cashless exercises.

During the three months ended March 31, 2019, 10,062 shares of Series 5 Convertible Preferred Stock were converted into 67,149 shares of the Company’s common stock.

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 16 - Common Stock (continued)

During the three months ended March 31, 2019, the Company issued 4,445 shares of common stock for services, which were fully vested upon grant. The Company recorded an expense of approximately $242,000.

During the three months ended June 30, 2019, the Company issued 61,636 shares of common stock under an exchange agreement to settle the outstanding balance of $2,005,000 under a partitioned note (See Note 14).

During the three months ended June 30, 2019, the Company issued 18,572 shares of common stock in connection with the exercise of 30,954 warrants through cashless exercises.

During the three months ended June 30, 2019, 1,812 shares of Series 5 Convertible Preferred Stock were converted into 12,093 shares of the Company’s common stock.

On May 21, 2019, the Company issued 14,445 shares of common stock to Locality as part of an acquisition (See Note 3).

On June 27, 2019, the Company issued 22,223 shares of common stock to GTX as part of an acquisition (See Note 4).

On August 12, 2019, the Company issued 144,387 shares of common stock as part of a public offering (See Note 15).

On August 15, 2019, the Company issued 112,644 shares of common stock to security holders of Jibestream as part of an acquisition (See Note 5).

During the three months ended September 30, 2019, the Company issued 31,195 shares of common stock under an exchange agreement to settle the outstanding balance of approximately $725,000 under a partitioned note (See Note 14).

During the three months ended September 30, 2019, the Company issued 310,154 shares of common stock in connection with the exercise of 310,154 warrants through cashless exercises.

During the three months ended September 30, 2019, 2,997 shares of Series 6 Convertible Preferred Stock were converted into 240,001 shares of the Company’s common stock.

On November 5, 2019, the Company issued 63,645 shares of common stock to security holders of Jibestream as part of an acquisition (See Note 5).

During the three months ended December 31, 2019, the Company issued 1,470,900 shares of common stock as part of an ATM program (See Note 15).

During the three months ended December 31, 2019, the Company issued 1,445,960 shares of common stock under an exchange agreement to settle the outstanding balance of approximately $4.2 million under a partitioned note (See Note 14).

During the three months ended December 31, 2019, the Company issued 69,485 shares of common stock in connection with the exercise of 69,485 warrants through cashless exercises.

During the three months ended December 31, 2019, the Company issued 14 shares of common stock in connection with the exercise of 14 employee stock options.

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 17 - Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share with rights, preferences, privileges and restrictions as to be determined by the Company’s Board of Directors.

Series 3 Convertible Preferred Stock

On February 15, 2018, the Company filed with the Secretary of State of the State of Nevada the Certificate of Designation that created the Series 3 Convertible Preferred Stock (“Series 3 Preferred”), authorized 10,184.9752 shares of Series 3 Preferred and designated the preferences, rights and limitations of the Series 3 Preferred. The Series 3 Preferred is non-voting (except to the extent required by law). The Series 3 Preferred was convertible into the number of shares of Common Stock, determined by dividing the aggregate stated value of the Series 3 Preferred of $1,000 per share to be converted by $4,230.00.

On February 20, 2018, the Company completed a public offering including an aggregate of 10,184.9752 Class B units, at a price to the public of $1,000 per Class B unit, each consisting of 1 share of the Series 3 Preferred with a stated value of $1,000 and initially convertible into approximately 1 share of our common stock at a conversion price of $4,230.00 per share (See Note 15).

During the three months ended March 31, 2018, 9773.7252 shares of Series 3 Preferred were converted into 2,311 shares of the Company’s common stock. During the three months ended June 30, 2018, 411.25 shares of Series 3 Preferred were converted into 98 shares of the Company’s common stock. As of December 31, 2019 and 2018, there are no Series 3 Preferred shares outstanding.

Series 4 Convertible Preferred Stock

On April 20, 2018, the Company filed with the Secretary of State of the State of Nevada the Certificate of Designation that created the Series 4 Convertible Preferred Stock (“Series 4 Preferred”), authorized 10,415 shares of Series 4 Preferred and designated the preferences, rights and limitations of the Series 4 Preferred. The Series 4 Preferred is non-voting (except to the extent required by law) and was convertible into the number of shares of common stock, determined by dividing the aggregate stated value of the Series 4 Preferred of $1,000 per share to be converted by $828.00 (the “Conversion Price”).

On April 24, 2018, the Company completed a public offering consisting of 10,115 units at a price to the public of $1,000 per unit, each consisting of (i) one share of our newly designated Series 4 Preferred and (ii) one warrant to purchase such number of shares of common stock as each share of Series 4 Preferred is convertible into (see Note 15).

On June 25, 2018, in accordance with the terms of the price reset provisions described in the Certificate of Designations the Conversion Price of the Series 4 Preferred was adjusted to $320.40. On January 15, 2019, following the rights offering described above (See Note 15), the Conversion Price of the Series 4 Preferred was reduced to the floor price of $223.20.

During the three months ended June 30, 2018, 7,796.7067 shares of Series 4 Preferred were converted into 15,966 shares of the Company’s common stock. During the three months ended September 30, 2018, 2,311.2933 shares of Series 4 Preferred were converted into 7,218 shares of the Company’s common stock. During the three months ended December 31, 2018, 6 shares of Series 4 Preferred were converted into 19 shares of the Company’s common stock. As of December 31, 2019 and 2018, there was 1 share of Series 4 Preferred outstanding.

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 17 - Preferred Stock (continued)

Series 5 Convertible Preferred Stock

On January 14, 2019, the Company filed with the Secretary of State of the State of Nevada the Certificate of Designation that created the Series 5 Convertible Preferred Stock, authorized 12,000 shares of Series 5 Convertible Preferred Stock and designated the preferences, rights and limitations of the Series 5 Convertible Preferred Stock. The Series 5 Convertible Preferred Stock is non-voting (except to the extent required by law). The Series 5 Convertible Preferred Stock is convertible into the number of shares of Common Stock, determined by dividing the aggregate stated value of the Series 5 Convertible Preferred Stock of $1,000 per share to be converted by $149.85.

On January 15, 2019, the Company closed a rights offering whereby it sold an aggregate of 12,000 units consisting of an aggregate of 12,000 shares of Series 5 Convertible Preferred Stock and 80,000 warrants to purchase common stock exercisable for one share of common stock at an exercise price of $149.85 per share.

During the three months ended March 31, 2019, 10,062 shares of Series 5 Convertible Preferred Stock were converted into 67,149 shares of the Company’s common stock.

During the three months ended June 30, 2019, 1,812 shares of Series 5 Convertible Preferred Stock were converted into 12,093 shares of the Company’s common stock.

As of December 31, 2019, there were 126 shares of Series 5 Convertible Preferred Stock outstanding.

Series 6 Convertible Preferred Stock

On August 13, 2019, the Company filed the  Certificate of Designation of Preferences, Rights and Limitations of Series 6 Convertible Preferred Stock (the “Series 6 Preferred Certificate of Designation”) with the Secretary of State of Nevada, establishing the rights, preferences, privileges, qualifications, restrictions, and limitations relating to the Series 6 Convertible Preferred Stock with a stated value of $1,000 and convertible into a number of shares of the Company’s common stock equal to $1,000 divided by $12.4875.

On August 12, 2019, the Company closed a public offering whereby it sold an aggregate of 2,997 shares of Series 6 Convertible Preferred Stock, 144,387 shares of our common stock and 384,387 warrants to purchase common stock exercisable for one share of common stock at an exercise price of $12.4875 per share.

During the three months ended September 30, 2019, 2,997 shares of Series 6 Convertible Preferred Stock were converted into 240,001 shares of the Company’s common stock.

As of December 31, 2019, there were 0 shares of Series 6 Convertible Preferred Stock outstanding.

Note 18 - Authorized Share Increase and Reverse Stock Split

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

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 18 - Authorized Share Increase and Reverse Stock Split (continued)

On October 31, 2018, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada to effect a 1-for-40 reverse stock split of the Company’s issued and outstanding shares of common stock, effective as of November 2, 2018.

On January 3, 2020, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada to effect a 1-for-45 reverse stock split of the Company’s issued and outstanding shares of common stock, effective as of January 7, 2020.

The consolidated financial statements and accompanying notes give effect to the 1-for-30, 1-for-40 and 1-for-45 reverse stock splits and increase in authorized shares as if they occurred at the first period presented.

Note 19 - Stock Options

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

The aggregate number of shares that may be awarded as of December 31, 2019 under the 2011 Plan and the 2018 Plan were 3,521 and 8,316,376, respectively. As of December 31, 2019, 121,796 of options were granted to employees, directors and consultants of the Company (including 1 share outside of our plan) and 8,198,102 options were available for future grant under the Option Plans.

During the year ended December 31, 2018, the Company granted options under the 2018 Plan for the purchase of 1,690 shares of common stock to employees and consultants of the Company. These options are 100% vested or vest pro-rata over 48 months, have a life of ten years and an exercise price between $288.90 and $570.60 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the awards was determined to be $428,000. The fair value of the common stock as of the grant date was determined to be between $288.90 and $570.60 per share.

During the year ended December 31, 2019, the Company granted options under the 2018 Plan for the purchase of 130,651 shares of common stock to employees and consultants of the Company. These options are 100% vested or vest pro-rata over 12, 36, 40 or 48 months, have a life of ten years and an exercise price between $6.30 and $101.70 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the awards was determined to be $4,364,000. The fair value of the common stock as of the grant date was determined to be between $6.30 and $101.70 per share.

During the year ended December 31, 2019 and 2018, the Company recorded a charge of $3,247,000 and $949,000, respectively, for the amortization of employee stock options.

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 19 - Stock Options (continued)

As of December 31, 2019, the fair value of non-vested options totaled approximately $1,010,000, which will be amortized to expense over the weighted average remaining term of 0.81 years.

The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. Key weighted-average assumptions used to apply this pricing model during the years ended December 31, 2019 and 2018 were as follows:

For the Years Ended December 31,
	2019	2018
Risk-free interest rate	1.77-2.66%	2.79-3.01%
Expected life of option grants	7 years	5-6 years
Expected volatility of underlying stock	49.48-106.16%	45.64-46.18%
Dividends assumption	$--	$--

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

The following table summarizes the changes in options outstanding during the years ended December 31, 2018 and 2019:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2018	9	$1,223,157.60	$--
Granted	1,690	564.75	--
Exercised	--	--	--
Expired	(59)	26,750.25	--
Forfeitures	(16)	45,779.85	--
Outstanding at December 31, 2018	1,624	$5,229.00	$--
Granted	130,651	61.79	--
Exercised	(14)	6.30	--
Expired	(2,106)	353.19	--
Forfeitures	(8,359)	91.67	--
Outstanding at December 31, 2019	121,796	$123.66	$--

Exercisable at December 31, 2018	1,497	$4,705.65	$--

Exercisable at December 31, 2019	77,576	$167.88	$--

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 20 - Warrants

During the three months ended December 31, 2018, the Company issued 2,056 shares of common stock in connection with the exercise of 2,056 warrants at $12.15 a share.

On January 15, 2019, the Company issued warrants for the purchase of 80,000 shares of common stock in connection with a rights offering more fully described in Note 15. The warrants are exercisable for 5 years at an exercise price of $149.85 per share. Following the rights offering, the exercise price of the warrants issued in the April 2018 public offering were reduced to the floor price of $223.20 and the number of shares issuable upon exercise of such warrants was increased by 33,366 shares of common stock.

On August 12, 2019, the Company issued Series A warrants to purchase up to an aggregate of 384,387 shares of common stock in connection with the August 2019 capital raise more fully described in Note 15. The warrants are exercisable for 5 years at an exercise price per share of $12.4875.

During the three months ended March 31, 2019, the Company issued 306 shares of common stock in connection with the exercise of 306 warrants at $149.85 per share.

During the three months ended March 31, 2019, the Company issued 27,741 shares of common stock in connection with the exercise of 46,235 warrants through cashless exercises.

During the three months ended June 30, 2019, the Company issued 18,572 shares of common stock in connection with the exercise of 30,952 warrants through cashless exercises.

During the three months ended September 30, 2019, the Company issued 310,154 shares of common stock in connection with the exercise of 310,154 warrants through cashless exercises.

During the three months ended December 31, 2019, the Company issued 69,485 shares of common stock in connection with the exercise of 69,485 warrants through cashless exercises.

The following table summarizes the changes in warrants outstanding during the years ended December 31, 2018 and 2019:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2018	25	$17,424.00	$--
Granted	54,664	803.70	--
Exercised	(2,056)	12.15	--
Expired	(1)	810,000.00	--
Cancelled	--	--	--
Outstanding at December 31, 2018	52,632	$866.70	$--

Granted	497,753	$48.66	--
Exercised	(457,132)	35.78	--
Expired	(1)	6,075,000.00	--
Cancelled	--	--	--
Outstanding at December 31, 2019	93,252	$503.09	$--

Exercisable at December 31, 2018	52,632	$866.70	--

Exercisable at December 31, 2019	93,252	$503.09	--

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 21 - Income Taxes

The domestic and foreign components of income (loss) before income taxes from continuing operations for the years ended December 31, 2019 and 2018 are as follows (in thousands):

	For the Years Ended December 31,
	2019	2018
Domestic	$(32,116)	$(18,336)
Foreign	(2,450)	(1,447)

Loss from Continuing Operations before Provision for Income Taxes	$(34,566)	$(19,783)

The income tax provision (benefit) for the years ended December 31, 2019 and 2018 consists of the following (in thousands):

	For the Years Ended December 31,
	2019	2018
Foreign
Current	$--	$17
Deferred	(844)	(142)
U.S. federal	--	--
Current	--	--
Deferred	(5,177)	734
State and local	--	--
Current	--	7
Deferred	(898)	391
	(6,919)	1,007
Change in valuation allowance	6,335	(1,007)

Income Tax Provision	$(584)	$--

The reconciliation between the U.S. statutory federal income tax rate and the Company’s effective rate for the years ended December 31, 2019 and 2018 is as follows:

	For the Years Ended December 31,
	2019	2018
U.S. federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	2.0	(0.2)
Impairment of goodwill	--	(0.7)
Impairment of net operating loss	--	(4.5)
Incentive stock options	(0.7)	(0.5)
Additional Beneficial Conversion Feature	--	(0.5)
Federal and state rate change and other	--	0.8
US-Foreign income tax rate difference	0.4	0.4
Other permanent items	0.1	(0.5)
Provision to return adjustments	--	--
Deferred rate change	--	--
Deferred only adjustment	(2.7)	--
Change in valuation allowance	(18.3)	(15.3)
Effective Rate	1.8%	0.0%

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 21 - Income Taxes (continued)

As of December 31, 2019 and 2018, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:

	As of December 31,
(in 000s)	2019	2018
Deferred Tax Asset
Net operating loss carryovers	$8,918	$4,892
Deferred revenue	--	--
Stock based compensation	1,114	646
Debt debenture	--	--
Research credits	135	133
Accrued compensation	36	55
Reserves	242	191
Intangibles	2,361	1,741
Fixed assets	39	--
Other	3.046	470

Total Deferred Tax Asset	15,891	8,128
Less: valuation allowance	(13,902)	(7,677)

Deferred Tax Asset, Net of Valuation Allowance	$1,989	$451

	As of December 31,
Deferred Tax Liabilities	2019	2018
Intangible assets	$(1,671)	$--
Fixed assets	--	--
Other	(53)	(36)
Prepaid maintenance	--	--
Capitalized research	(352)	(415)
Total deferred tax liabilities	(2,076)	(451)

Net Deferred Tax Asset (Liability)	$(87)	$--

The transition tax is based on total post-1986 earnings and profits which were previously deferred from U.S. income taxes. At December 31, 2019, the Company did not have any undistributed earnings of our foreign subsidiaries. As a result, no additional income or withholding taxes have been provided for. The Company does not anticipate any impacts of the global intangible low taxed income (“GILTI”) and base erosion anti-abuse tax (“BEAT) and as such, the Company has not recorded any impact associated with either GILTI or BEAT.

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 21 - Income Taxes (continued)

In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOL carryover is subject to an annual limitation in the event of a change of control, as defined by the regulations. The Company performed an analysis to determine the annual limitation as a result of the changes in ownership that occurred during 2018 and 2019. Based on the Company’s analysis, the NOL available to offset future taxable income after these ownership changes was approximately $6.2 million and $16.3 million, respectively. These NOLs, if not utilized, expire beginning in December 31, 2037.

As of December 31, 2019 and 2018, Inpixon Canada, which was acquired on April 18, 2014 as part of the AirPatrol Merger Agreement, had approximately $12.0 million and $10.9 million, respectively, of Canadian NOL carryovers available to offset future taxable income. These NOLs, if not utilized, begin expiring in the year 2026.

As of December 31, 2019, Jibestream, which was acquired on August 15, 2019, had approximately $4.3 million Canadian NOL carryovers available to offset future taxable income. These NOLs, if not utilized, begin expiring in the year 2033.

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

ASC 740, “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets with respect to Inpixon and Inpixon Canada and has, therefore, established a full valuation allowance as of December 31, 2019 and 2018. As of December 31, 2019 and December 31, 2018, the change in valuation allowance was $6.3 million and $(1.0) million, respectively.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.  ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company is required to file income tax returns in the United States (federal), Canada, India, and in various state jurisdictions in the United States. Based on the Company’s evaluation, it has been concluded that there are no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements for the years ended December 31, 2019 and 2018.

The Company’s policy for recording interest and penalties associated with unrecognized tax benefits is to record such interest and penalties as interest expense and as a component of selling, general and administrative expense, respectively.  There were no amounts accrued for interest or penalties for the years ended December 31, 2019 and 2018.  Management does not expect any material changes in its unrecognized tax benefits in the next year.

The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities. The Company is subject to examination by U.S. tax authorities beginning with the year ended December 31, 2015. In general, the Canadian Revenue Authority may reassess taxes four years from the date the original notice of assessment was issued. The tax years that remain open and subject to Canadian reassessment are 2015 – 2019. The tax years that remain open and subject to Indian reassessment are tax years beginning March 31, 2014.

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 22 - Credit Risk and Concentrations

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

The Company maintains cash deposits with financial institutions, which, from time to time, may exceed federally insured limits. Cash is also maintained at foreign financial institutions for its Canadian subsidiary and its majority-owned India subsidiary. Cash in foreign financial institutions as of December 31, 2019 and 2018 was immaterial. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash.

The following table sets forth the percentages of revenue derived by the Company from those customers, which accounted for at least 10% of revenues during the years ended December 31, 2019 and 2018 (in thousands):

	For the Year Ended December 31, 2019		For the Year Ended December 31, 2018
	$	%	$	%
Customer A	2,661	42%	--	--
Customer B	1,224	19%	1,238	33%

As of December 31, 2019, Customer C represented approximately 29%, Customer A represented approximately 14%, and Customer D represented approximately 10 % of total accounts receivable. As of December 31, 2018, Customer E represented approximately 30%, Customer C represented approximately 26%, Customer F represented approximately 13%, Customer D represented approximately 10% and Customer G represented approximately 10% of total accounts receivable.

As of December 31, 2019, three vendors represented approximately 36%, 12%, and 10% of total gross accounts payable. Purchases from these vendors during the year ended December 31, 2019 was $0.  As of December 31, 2018, one vendor represented approximately 49% of total gross accounts payable. Purchases from this vendor during the year ended December 31, 2018 was $0.

For the year ended December 31, 2019, three vendors represented approximately 32%, 27%, and 21% of total purchases. For the year ended December 31, 2018, one vendor represented approximately 97% of total purchases.

Note 23 - Foreign Operations

The Company’s operations are located primarily in the United States, Canada, and India. Revenues by geographic area are attributed by country of domicile of our subsidiaries. The financial data by geographic area are as follows (in thousands):

	United
	States	Canada	India	Eliminations	Total
For the Year Ended December 31, 2019:
Revenues by geographic area	$5,786	$1,516	$569	$(1,570)	$6,301
Operating income (loss) by geographic area	$(18,371)	$(2,488)	$49	$--	$(20,810)
Net income (loss) by geographic area	$(32,117)	$(1,914)	$49	$--	$(33,982)

For the Year Ended December 31, 2018:
Revenues by geographic area	$3,737	$19	$301	$(301)	$3,756
Operating income (loss) by geographic area	$(16,956)	$(1,509)	$63	$--	$(18,402)
Net income (loss) by geographic area	$(23,111)	$(1,513)	$63	$--	$(24,561)

As of December 31, 2019:
Identifiable assets by geographic area	$11,061	$9,675	$483	$--	$21,219
Long lived assets by geographic area	$4,347	$6,981	$345	$--	$11,673

As of December 31, 2018:
Identifiable assets by geographic area	$11,872	$187	$119	$--	$12,178
Long lived assets by geographic area	$6,233	$140	$28	$--	$6,401

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 24 - Related Party Transactions

Nadir Ali, the Company’s Chief Executive Officer and a member of its Board of Directors, is also a member of the Board of Directors of Sysorex.

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

All sums advanced by the Company to the Maturity Date (as defined below) pursuant to the terms of the Note Purchase Agreement will become part of the aggregate Loan Amount underlying the Secured Note. All outstanding principal amounts and accrued unpaid interest owing under the Secured Note shall become immediately due and payable on the earlier to occur of (i) 24 month anniversary of the date the Secured Note is issued (the “Maturity Date”), (ii) at such date when declared due and payable by the Company upon the occurrence of an Event of Default (as defined in the Secured Note), or (iii) at any such earlier date as set forth in the Secured Note. All accrued unpaid interest shall be payable in cash. On February 4, 2019, April 2, 2019, and May 22, 2019, the Secured Note was amended to increase the Principal Amount that may be outstanding at any time from $3 million to $5 million, $5 million to $8 million and $8 million to $10 million, respectively. On March 1, 2020, the Company extended the maturity date of the Secured Note to December 31, 2022. In addition, the Secured Note was amended to increase the default interest rate from 18% to 21% or the maximum rate allowable by law and to require a cash payment to the Company by Sysorex against the Loan Amount in an amount equal to no less than 6% of the aggregate gross proceeds raised following the completion of any financing, or series of related financings, in which Sysorex raises aggregate gross proceeds of at least $5 million.

The amount owed for principal and accrued interest by Sysorex to the Company as of December 31, 2018 was $2.2 million and as of December 31, 2019 was approximately $10.6 million. The Secured Note has been classified as “held for sale” and the Company, with the assistance of a third-party valuation firm, estimated the fair value of such using Sysorex financial projections, a discounted cash flow model and a 12.3% discount rate. As a result, the Company established a full valuation allowance as of December 31, 2019. We are required to periodically re-evaluate the carrying value of the note and the related valuation allowance based on various factors, including, but not limited to, Sysorex’s performance and collectability of the note. Sysorex’s performance against those financial projections will directly impact future assessments of the fair value of the note.

Sysorex Receivable

On February 20, 2019, the Company, Sysorex and Atlas Technology Group, LLC (“Atlas”) entered into a settlement agreement resulting in a net award of $941,796 whereby Atlas agreed to accept an aggregate of 16,655 shares of freely-tradable common stock of the Company in full satisfaction of the award.  The Company and Sysorex each agreed pursuant to the terms and conditions of that certain Separation and Distribution Agreement, dated August 7, 2018, as amended, that 50% of the costs and liabilities related to the arbitration action would be shared by each party following the Spin-off. As a result, Sysorex owes the Company $559,121 for the settlement plus the interest accrued during the fiscal year ended December 31, 2019 of $57,238. The total owed to the Company for this settlement as of December 31, 2019 was $616,359.

Jibestream Promissory Note

On August 12, 2019, prior to the acquisition of Jibestream, the Company loaned Jibestream $140,600 for operating expenses. The note accrues interest at a rate of 5% per annum and has a maturity date of December 31, 2019. This note is recorded as a current note receivable on the Company books, however, it is eliminated in the consolidated financial statements. As of December 31, 2019, the balance of the note including principal and interest was approximately $143,000.

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 25 - Leases

The Company has an operating lease for its administrative office in Palo Alto, California, effective October 1, 2014, for 8.3 years.  The initial lease rate was $14,225 per month with escalating payments.  In connection with the lease, the Company is obligated to pay $8,985 monthly for operating expenses for building repairs and maintenance.  The Company also has an operating lease for its administrative office in Encino, CA. This lease was effective June 1, 2014 and will end on July 31, 2021. The current lease rate is $6,984 per month and $276 per month for the common area maintenance. Additionally, the Company has an operating lease for its administrative office in Coquitlam, Canada, from October 1, 2016 through September 30, 2021. The initial lease rate was $8,931 CAD per month with escalating payments.  In connection with the lease, the Company is obligated to pay $6,411 CAD monthly for operating expenses for building repairs and maintenance.  The Company has an operating lease for its administrative office in Toronto, Canada, from August 15, 2019 through July 31, 2021. The monthly lease rate is $24,506 CAD per month with no escalating payments.  In connection with the lease, the Company is obligated to pay $9,651 CAD monthly for operating expenses for building repairs and maintenance.  Additionally, the Company has an operating lease for its administrative office in New Westminster, Canada, from August 1, 2019 through July 31, 2021. The initial lease rate was $575 CAD per month. The Company has an operating lease for its administrative office in Hyderabad, India, from January 1, 2019 through February 28, 2024. The monthly lease rate is 482,720 INR per month with 5% escalating payments.  In connection with the lease, the Company is obligated to pay 68,960 INR monthly for operating expenses for building repairs and maintenance.  The Company has no other operating or financing leases with terms greater than 12 months.

The Company adopted ASC Topic 842, Leases (“ASC Topic 842”) effective January 1, 2019 using the modified-retrospective method, and thus, the prior comparative period continues to be reported under the accounting standards in effect for that period.

The Company elected to use the package of practical expedients permitted which allows (i) an entity not to reassess whether any expired or existing contracts are or contain leases; (ii) an entity need not reassess the lease classification for any expired or existing leases; and (iii) an entity need not reassess any initial direct costs for any existing leases. At the time of adoption, the Company did not have any leases with terms of 12 months or less, which would have resulted in short-term lease payments being recognized in the consolidated statements of income on a straight-line basis over the lease term. All of the Company’s leases were previously classified as operating and are similarly classified as operating lease under the new standard.

On January 1, 2019, upon adoption of ASC Topic 842, the Company recorded right-of-use asset of $641,992, lease liability of $683,575 and eliminated deferred rent of $41,583. The adoption of ASC 842 did not have a material impact to prior year comparative periods and a result, a cumulative-effect adjustment was not required. The Company determined the lease liability using the Company’s estimated incremental borrowing rate of 8.0% to estimate the present value of the remaining monthly lease payments. With the Locality acquisition, the Company adopted ASC Topic 842 effective May 21, 2019 for the Westminster, Canada office operating lease. With the Jibestream acquisition, the Company adopted ASC Topic 842 effective August 15, 2019 for the Toronto, Canada office operating lease. With the India acquisition, the Company adopted ASC Topic 842 effective January 1, 2019 for the Hyderabad, India office operating lease.

Right-of-use assets is summarized below (in thousands):

As of December 31, 2019
Palo Alto, CA Office	$808
Encino, CA Office	188
Hyderabad, India Office	375
Coquitlam, Canada Office	273
Westminster, Canada Office	10
Toronto, Canada Office	405
Less accumulated amortization	(474)
Right-of-use asset, net	$1,585

Lease expense for operating leases recorded in the balance sheet is included in operating costs and expenses and is based on the future minimum lease payments recognized on a straight-line basis over the term of the lease plus any variable lease costs. Operating lease expenses, inclusive of short-term and variable lease expenses, recognized in our consolidated statement of income for the period ended December 31, 2019 was $839,000.

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 25 - Leases (continued)

During the year ended December 31, 2019, the Company recorded $568,715 as rent expense to the right-of-use assets.

Lease liability is summarized below (in thousands):

As of December 31, 2019
Total lease liability	$1,613
Less: short term portion	(776)
Long term portion	$837

Maturity analysis under the lease agreement is as follows (in thousands):

Year ending December 31, 2020	$736
Year ending December 31, 2021	592
Year ending December 31, 2022	335
Year ending December 31, 2023	118
Year ending December 31, 2024	16
Total	$1,797
Less: Present value discount	(184)
Lease liability	$1,613

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the date of adoption of Topic 842. As of December 31, 2019, the weighted average remaining lease term is 2.61 years and the weighted average discount rate used to determine the operating lease liabilities was 8.0%.

Note 26 - Commitments and Contingencies

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

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 26 - Commitments and Contingencies (continued)

Atlas Settlement

On February 20, 2019, the Company, Sysorex and Atlas Technology Group, LLC (“Atlas”) entered into a settlement agreement (the “Settlement Agreement”) in connection with the satisfaction of an arbitration award granted to Atlas in an aggregate amount of $1,156,840 plus pre-judgment interest equal to an aggregate of $59,955 (the “Award”) arising out of an engagement agreement, dated September 8, 2016, by and between Atlas and the Company as well as its subsidiaries, including the predecessor to Sysorex (the “Engagement Agreement”). Pursuant to the Settlement Agreement, Atlas agreed to (a) reduce the Award by $275,000 resulting in a net award of $941,796 (the “Net Award”) and (b) accept an aggregate of 16,655 shares of freely-tradable common stock of the Company (the “Settlement Shares”), in full satisfaction of the Award. Atlas also agreed to apply an amount equal to the difference between the proceeds received from the sale of the Settlement Shares and the Net Award, against legal fees incurred by the Company and Sysorex in connection with the Settlement Agreement.

In connection with the Spin-off, pursuant to the terms and conditions of that certain Separation and Distribution Agreement, dated August 7, 2018, 50% of the costs and liabilities related to the arbitration action arising from the Engagement Agreement are required to be shared by Sysorex.

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

On November 27, 2019, we received notice from the Nasdaq Listing Qualifications Department of the Nasdaq Stock Market LLC that based upon our continued non-compliance with the minimum $1.00 bid price requirement for continued listing set forth in Nasdaq Listing Rule 5550(a)(2), our common stock would be subject to delisting from the Nasdaq Capital Market (the “Staff Delisting Determination”), unless we timely requested an appeal hearing before the Nasdaq Hearings Panel. The Company requested such hearing which was held on January 23, 2020, following the Company’s implementation of a reverse stock split effective on January 7, 2020.

On February 5, 2020, we received a letter from the Office of General Counsel of Nasdaq informing us that the Nasdaq Hearings Panel (the “Panel”) granted our request to continue the listing of our common stock on Nasdaq. The Panel also determined to impose a Panel Monitor pursuant to Nasdaq Listing Rule 5815(d)(4)(A) to last until February 5, 2021 (“Panel Monitor Period”). If at any time before February 5, 2021, the Staff or the Panel determines that we have failed to meet the minimum bid price requirement for a period of 30 consecutive trading days or any other requirement for continued listing on Nasdaq, the Panel will direct the Staff to issue a Staff Delisting Determination and the Hearings Department will promptly schedule a new hearing, with the initial Panel or a newly convened Panel if the initial Panel is unavailable. During the monitor period, we are obligated to notify the Panel immediately, in writing, in the event our bid price falls below the minimum requirement for any reason, or if we fall out of compliance with any applicable listing requirement.

The Nasdaq Listing and Hearing Review Council (the “Listing Council”) may, on its own motion, determine to review any Panel decision within 45 days. If the Listing Council determines to review the Panel’s decision, it may affirm, modify, reverse, dismiss or remand the decision to the Panel.

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 27 - Subsequent Events

On January 3, 2020, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada to effect a 1-for-45 reverse stock split of the Company’s issued and outstanding shares of common stock, effective as of January 7, 2020.

Exchange Agreements

On January 14, 2020, the Company exchanged approximately $1,500,000 of the outstanding principal and interest under the May 2019 Note for 410,958 shares of the Company’s common stock at an exchange price of $3.65 per share.

On January 16, 2020, the Company exchanged approximately $458,000 of the outstanding principal and interest under the May 2019 Note for 113,182 shares of the Company’s common stock at an exchange price of $4.05 per share.

On February 7, 2020, the Company exchanged approximately $300,290 of the outstanding principal and interest under the June 2019 Note for 115,000 shares of the Company’s common stock at an exchange price of $3.046 per share.

On February 12, 2020, the Company exchanged approximately $490,000 of the outstanding principal and interest under the June 2019 Note for 175,000 shares of the Company’s common stock at an exchange price of $2.80 per share.

Sysorex Note Amendment

On March 1, 2020, the Company amended the Secured Note to extend the maturity date from December 31, 2020 to December 31, 2022, increase the default interest rate from 18% to 21% or the maximum rate allowable by law and to require a cash payment to the Company by Sysorex against the Loan Amount in an amount equal to no less than 6% of the aggregate gross proceeds raised following the completion of any financing, or series of related financings, in which Sysorex raises aggregate gross proceeds of at least $5 million.

Equity Distribution Agreement

On March 3, 2020, the Company entered into an Equity Distribution Agreement (the “Sales Agreement”) with Maxim Group LLC (“Maxim”) under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $50 million (the “Shares”) from time to time through Maxim, acting exclusively as the Company’s sales agent (the “Offering”). The Company intends to use the net proceeds of the Offering primarily for working capital and general corporate purposes. The Company may also use a portion of the net proceeds to invest in or acquire businesses or technologies that it believes are complementary to its own, although the Company has no current plans, commitments or agreements with respect to any acquisitions as of the date of this Annual Report on Form 10-K. Any Shares offered and sold in the Offering will be issued pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-223960) filed with the Securities and Exchange Commission on March 27, 2018, as amended on May 15, 2018 and declared effective on June 5, 2018 (the “Form S-3”), the base prospectus dated June 5, 2018 included in the Form S-3 and the prospectus supplement relating to the Offering to be filed with the SEC on or about March 3, 2020. Maxim will be entitled to compensation at a fixed commission rate of 4.0% of the gross sales price per Share sold. In addition, the Company has agreed to reimburse Maxim for its costs and out-of-pocket expenses incurred in connection with its services, including the fees and out-of-pocket expenses of its legal counsel.

The Company is not obligated to make any sales of the Shares under the Sales Agreement and no assurance can be given that the Company will sell any Shares under the Sales Agreement, or if it does, as to the price or amount of Shares that the Company will sell, or the dates on which any such sales will take place. The Sales Agreement will continue until the earliest of (i) twelve (12) months following the date of the Sales Agreement, (ii) the sale of Shares having an aggregate offering price of $50 million, and (iii) the termination by either the Agent or the Company upon the provision of 15 days written notice or otherwise pursuant to the terms of the Sales Agreement.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of December 31, 2019, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Our principal executive officer and our principal financial officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework issued in 2013.

In connection with that assessment, our principal executive officer and principal financial officer have determined that there was a material weakness in our internal control over financial reporting as a result of a determination following initial assessment that the documentation underlying the preparation of forward projections which included copies of customer contracts underlying the basis of projecting revenues and support for the projected cost structures associated with determining the fair value of the Sysorex note as of December 31, 2019 was not sufficient evidence thereby requiring material adjustments to be made to the carrying value of the note as initially determined by management as of December 31, 2019. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. We cannot assure you that we will adequately remediate the material weakness or that additional material weaknesses in our internal control will not be identified in the future. Any failure to maintain or implement required new or improved controls or any difficulties we encounter in their implementation could result in additional material weaknesses or could result in material misstatements in our financial statements.

Based on the assessment, our principal executive officer and our principal financial officer determined that, as of December 31, 2019, our internal control over financial reporting is not effective.

Remediation Plan for Material Weakness in Internal Control

We are in the process of developing certain remediation steps to address the previously disclosed material weakness discussed above and to improve our internal control over financing reporting. We expect to complete our remediation process on or about the end of the first quarter of fiscal 2020. The Company and the Board take the control and integrity of our financial statements seriously and believe that the remediation steps described below are essential to maintaining a strong internal control environment. As a result, we will enhance our internal technical accounting capabilities augmented by the use of third-party advisors and consultants to assist with areas requiring specialized technical accounting expertise and reviewed by management.

We are committed to maintaining a strong internal control environment, and believe that these remediation actions will represent significant improvements in our controls. However, the identified weakness in internal control over financial reporting will not be considered remediated until controls have been designed and/or controls are in operation for a sufficient period of time for our management to conclude that the material weakness has been remediated. Additional remediation remedies may be required, which may require additional implementation time. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluations of internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of the last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

The information set forth below is included herein for the purpose of providing the disclosure required under “Item 1.01 – Entry into a Material Definitive Agreement.” of Form 8-K.

At-The-Market (ATM) Program

On March 3, 2020, we entered into an Equity Distribution Agreement (the “Sales Agreement”) with Maxim Group LLC (“Maxim”) under which we may offer and sell shares of our common stock having an aggregate offering price of up to $50 million (the “Shares”) from time to time through Maxim, acting exclusively as our sales agent (the “Offering”). The Company intends to use the net proceeds of the Offering primarily for working capital and general corporate purposes. We may also use a portion of the net proceeds to invest in or acquire businesses or technologies that we believe are complementary to our own, although we have no current plans, commitments or agreements with respect to any acquisitions as of the date of this Annual Report on Form 10-K. Any Shares offered and sold in the Offering will be issued pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-223960) filed with the Securities and Exchange Commission on March 27, 2018, as amended on May 15, 2018 and declared effective on June 5, 2018 (the “Form S-3”), the base prospectus dated June 5, 2018 included in the Form S-3 and the prospectus supplement relating to the Offering to be filed with the SEC on or about March 3, 2020.

Sales of the Shares through Maxim, if any, will be made by any method that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Capital Market, or any other existing trading market for our common stock or to or through a market marker. Maxim may also sell the Shares by any other method permitted by law, including in privately negotiated transactions. Maxim will also have the right, in its sole discretion, to purchase Shares from the Company as principal for its own account at a price and subject to the other terms and conditions agreed upon at the time of sale. Maxim will use its commercially reasonable efforts, consistent with its sales and trading practices, to solicit offers to purchase the Shares under the terms and subject to the condition set forth in the Sales Agreement. We will pay Maxim commissions, in cash, for its services in acting as agent in the sale of the Shares. Maxim will be entitled to compensation at a fixed commission rate of 4.0% of the gross sales price per Share sold. In addition, the Company has agreed to reimburse Maxim for its costs and out-of-pocket expenses incurred in connection with its services, including the fees and out-of-pocket expenses of its legal counsel.

We are not obligated to make any sales of the Shares under the Sales Agreement and no assurance can be given that we will sell any Shares under the Sales Agreement, or if we do, as to the price or amount of Shares that we will sell, or the dates on which any such sales will take place. The Sales Agreement will continue until the earliest of (i) twelve (12) months following the date of the Sales Agreement, (ii) the sale of Shares having an aggregate offering price of $50 million, and (iii) the termination by either the Agent or the Company upon the provision of 15 days written notice or otherwise pursuant to the terms of the Sales Agreement.

The foregoing description of the Sales Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Sales Agreement, a copy of which is filed as Exhibit 1.1 hereto and is incorporated herein by reference. A copy of the opinion of Mitchell Silberberg & Knupp LLP, counsel to the Company, relating to the validity of the shares of common stock to be issued in the Offering, is filed as Exhibit 5.1 hereto.

This disclosure shall not constitute an offer to sell or the solicitation of any offer to buy the securities discussed herein, nor shall there be any offer, solicitation or sale of the securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

Fourth Amendment to Sysorex Loan Documents

On March 1, 2020, we entered into a fourth amendment agreement (the “Fourth Amendment Agreement”) with Sysorex, Inc. (“Sysorex”) in connection with that certain Note Purchase Agreement, dated as of December 31, 2018 (as amended from time to time in accordance with its terms, the “NPA”), and that certain Secured Promissory Note issued to us by Sysorex on December 31, 2018 (as amended from time to time in accordance with its terms, the “Note,” together with the NPA, the “Sysorex Loan Documents”). Pursuant to the Fourth Amendment Agreement, the Sysorex Loan Documents were amended to extend the maturity date from December 31, 2020 to December 31, 2022, to increase the default interest rate from 18% to 21% or the maximum rate allowable by law and to require a cash payment to the Company by Sysorex against the Loan Amount in an amount equal to no less than 6% of the aggregate gross proceeds raised following the completion of any financing, or series of related financings, in which Sysorex raises aggregate gross proceeds of at least $5 million. Nadir Ali, our Chief Executive Officer and a member of our Board of Directors, is also on the Board of Directors of Sysorex. The transactions disclosed herein were unanimously approved by our Board of Directors.

The foregoing description of the Fourth Amendment Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Fourth Amendment Agreement, a copy of which is filed as Exhibit 10.46 hereto and is incorporated herein by reference.

pART III

Item 10: Directors, Executive Officers and corporate governance

The following table sets forth the names and ages of all of our current directors and executive officers. Our officers are appointed by, and serve at the pleasure of, the Company’s Board of Directors (referred to herein as the “Board”) and/or our Chief Executive Officer.

Name	Age	Position
Nadir Ali	51	Chief Executive Officer and Director
Soumya Das	47	Chief Operating Officer and Chief Marketing Officer
Wendy Loundermon	49	Chief Financial Officer and Secretary of Inpixon and Secretary of Inpixon Canada, Inc. and Director
Leonard Oppenheim	73	Director
Kareem Irfan	59	Director
Tanveer Khader	51	Director

Nadir Ali

Mr. Ali has served as our Chief Executive Officer and as a member of our Board since September 2011.  As the Chief Executive Officer of Inpixon, Mr. Ali is responsible for establishing the vision, strategy and the operational aspects of Inpixon. Mr. Ali works with the Inpixon executive team to deliver both operational and strategic leadership and has over 20 years of experience in the consulting and high-tech industries. From November 2015 until the completion of the Spin-off in August 2018, Mr. Ali served as the Chief Executive Officer of Sysorex Inc. (OTCQB: SYSX) and continues to serve on its board of directors.

From 1998 to 2001, Mr. Ali was the co-founder and Managing Director of Tira Capital, an early stage technology fund. Immediately prior thereto, Mr. Ali served as Vice President of Strategic Planning for Isadra, Inc., an e-commerce software start-up, which was acquired by VerticalNet. From 1995 through 1998, Mr. Ali was Vice President of Strategic Programs at Sysorex Information Systems, a computer systems integrator, which was acquired by Vanstar Government Systems in 1997. Mr. Ali received a Bachelor of Arts degree in Economics from the University of California at Berkeley in 1989. Mr. Ali’s valuable entrepreneurial, management, mergers and acquisitions and technology experience together with his in-depth knowledge of the business of Inpixon led us to the conclusion that he should serve as a member of our Board.

Soumya Das

Mr. Das has served as our Chief Marketing Officer since November 2016 and as our Chief Operating Officer since February 2018. Prior to joining Inpixon, from November 2013 until January 2016, Mr. Das was the Chief Marketing Officer of Identiv, a security technology company. From January 2012 until October 2013, Mr. Das was the Chief Marketing Officer of SecureAuth, a provider of multi-factor authentication, single sign-on, adaptive authentication and self-services tools for different applications. Prior to joining SecureAuth, Mr. Das was the Vice President, Marketing and Strategy of CrownPeak, a provider of web content management solutions, from April 2010 until January 2012. Mr. Das earned an MBA from Richmond College, London, United Kingdom, and Bachelor of Business Management from Andhra University in India.

Wendy Loundermon

Ms. Loundermon, who was appointed our Principal Financial and Accounting Officer on July 19, 2017, has overseen all of Inpixon’s finance, accounting and HR activities from 2002 until October 2014 at which time she became the Vice President of Finance until December 2014. From January 2015 and October 2015, she was appointed Interim CFO of the Company. Thereafter, she continued with the Company as Vice President of Finance and was re- appointed as CFO on September 16, 2019. She was also appointed as a member of our Board on May 14, 2019. Ms. Loundermon has over 20 years of finance and accounting experience. She is currently responsible for the preparation and filing of financial statements and reports for all companies, tax return filings, and managing the accounting staff. Ms. Loundermon received a Bachelor of Science degree in Accounting and a Master of Science degree in Taxation from George Mason University.  Ms. Loundermon’s extensive knowledge about the Company and strong financial experience provides her with the qualifications and skills to serve as a director of our Company.

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

Our Board held 9 meetings during 2019 and acted through 19 written consents. No member of our Board attended fewer than 75% of the aggregate of (i) the total number of meetings of the Board (held during the period for which he or she was a director) and (ii) the total number of meetings held by all committees of the Board on which such director served (held during the period that such director served). Members of our Board are invited and encouraged to attend our annual meeting of stockholders.

Independence of Directors

In determining the independence of our directors, we apply the definition of “independent director” provided under the listing rules of Nasdaq. Pursuant to these rules, the Board has determined that all of the directors currently serving on the Board are independent within the meaning of Nasdaq Listing Rule 5605 with the exception of Nadir Ali and Wendy Loundermon, who are executive officers.

Committees of our Board

The Board has three standing committees: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee.

Audit Committee

The Audit Committee consists of Leonard Oppenheim, Tanveer Khader, and Kareem Irfan, all of whom are “independent” as defined under section 5605(a)(2) of the Nasdaq Listing Rules. Mr. Oppenheim is the Chairman of the Audit Committee. In addition, the Board has determined that Leonard Oppenheim qualifies as an “audit committee financial expert” as defined in the rules of the SEC. The Audit Committee operates pursuant to a charter, which can be viewed on our website at http://www.inpixon.com (under “Investors”). The Audit Committee met 4 times during 2019. All members attended more than 75% of such committee meetings. The role of the Audit Committee is to:

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

Compensation Committee

The Compensation Committee consists of Kareem Irfan, Leonard Oppenheim and Tanveer Khader, all of whom are “independent” as defined in section 5605(a)(2) of the Nasdaq Listing Rules. Mr. Irfan is the Chairman of the Compensation Committee. The Compensation Committee met 3 times during 2019. All members attended 75% or more of such committee meetings. The role of the Compensation Committee is to:

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

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee, or the “Governance Committee,” consists of Tanveer Khader, Leonard Oppenheim and Kareem Irfan, all of whom are “independent” as defined in section 5605(a)(2) of the Nasdaq Listing Rules. Mr. Khader is the Chairman of the Governance Committee. The Nominating and Corporate Governance Committee met 1 time during 2019. All members attended the meeting. The role of the Governance Committee is to:

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)		Total ($)

Nadir Ali,	2019	$280,000	$150,000	$804,000	$323,926	(2)	$1,557,926
Chief Executive Officer	2018	$279,400	$140,000	$79,022	$225,295	(2)	$723,717

Soumya Das	2019	$275,000	$50,000	$482,400	$92,501	(3)	$899,901
Chief Operating Officer; Chief Marketing Officer	2018	$265,625	$83,000	$47,415	$21,127	(3)	$417,167

Wendy Loundermon	2019	$250,000	$60,000	562,800	$17,021	(4)	$889,821
Chief Financial Officer	2018	$255,938	$50,000	$55,317	$24,038	(4)	$385,293

(1)	The fair value of employee option grants are estimated on the date of grant using the Black-Scholes option pricing model with key weighted average assumptions, expected stock volatility and risk free interest rates based on US Treasury rates from the applicable periods.
(2)	Accrued vacation paid as compensation, automobile allowance and housing allowance.
(3)	Represents commission and automobile allowance.
(4)	Accrued vacation paid as compensation.

Outstanding Equity Awards at Fiscal Year-End

Other than as set forth below, there were no outstanding unexercised options, unvested stock, and/or equity incentive plan awards issued to our Named Executive Officers as of December 31, 2019.

		Option Awards							Stock Awards
Name	Grant Date	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested #	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Nadir Ali	12/21/2012	1	(1)	-0-		-0-	225,643.05	12/21/2022	-0-	-0-	-0-	-0-
	08/14/2013	1	(1)	-0-		-0-	1,952,678.70	08/14/2023	-0-	-0-	-0-	-0-
	04/17/2015	1	(2)	-0-		-0-	1,677,857.40	04/17/2025	-0-	-0-	-0-	-0-
	05/17/2018	312	(1)	-0-		-0-	570.60	05/17/2028	-0-	-0-	-0-	-0-
	01/25/2019	10,186	(3)	926	(3)	-0-	101.70	01/25/2029	-0-	-0-	-0-	-0-
	05/10/2019	7,408	(3)	3,704	(3)	-0-	33.75	05/10/2029	-0-	-0-	-0-	-0-

Soumya Das	02/03/2017	-0-		1	(2)	-0-	188,035.74	02/03/2027	-0-	-0-	-0-	-0-
	05/17/2018	187	(1)	-0-		-0-	570.60	05/17/2028	-0-	-0-	-0-	-0-
	01/25/2019	6,112	(3)	555	(3)	-0-	101.70	01/25/2029	-0-	-0-	-0-	-0-
	05/10/2019	4,445	(3)	2,222	(3)	-0-	33.75	05/10/2029	-0-	-0-	-0-	-0-

Wendy Loundermon	12/05/2011	1	(1)	-0-		-0-	1,012,500.00	12/05/2021	-0-	-0-	-0-	-0-
	12/21/2012	1	(1)	-0-		-0-	225,643.05	12/21/2022	-0-	-0-	-0-	-0-
	11/18/2013	1	(1)	-0-		-0-	1,851,428.70	11/18/2023	-0-	-0-	-0-	-0-
	05/09/2014	1	(1)	-0-		-0-	3,507,589.35	05/09/2024	-0-	-0-	-0-	-0-
	08/05/2015	1	(2)	-0-		-0-	1,265,625.00	08/05/2025	-0-	-0-	-0-	-0-
	02/25/2016	-0-		1	(2)	-0-	376,071.30	02/25/2026	-0-	-0-	-0-	-0-
	07/20/2016	-0-		1	(2)	-0-	339,910.65	07/20/2026	-0-	-0-	-0-	-0-
	05/17/2018	218	(1)	-0-		-0-	570.60	05/17/2028	-0-	-0-	-0-	-0-
	01/25/2019	7,130	(3)	648	(3)	-0-	101.70	01/25/2029	-0-	-0-	-0-	-0-
	05/10/2019	5,186	(3)	2,592	(3)	-0-	33.75	05/10/2029	-0-	-0-	-0-	-0-

(1)	This option is 100% vested.
(2)	This option vests 1/48th per month at the end of each month starting on the grant date.
(3)	This option vests 1/12th per month at the end of each month starting on the grant date.

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

Soumya Das

On November 4, 2016, and effective as of November 7, 2016, Mr. Das entered into an employment agreement to serve as Chief Marketing Officer of the Company. On February 2, 2018, he was promoted to Chief Operating Officer. In accordance with the terms of the agreement, Mr. Das will receive a base salary of $250,000 per annum. In addition, Mr. Das will receive a bonus up to $75,000 annually, provided that he completes the required tasks before their deadlines, and the tasks, their deadlines and the amount of corresponding bonuses shall be determined by the Company and the CEO. The agreement was effective for an initial term of twenty-four (24) months and was automatically renewed for one additional twelve (12) month period. The Company may terminate the services of Mr. Das with or without “just cause,” (as defined). If the Company terminates Mr. Das’ employment without just cause, or if Mr. Das resigns within twenty-four (24) months following a change of control (as defined) and as a result of a material diminution of his position or compensation, Mr. Das will receive (1) his base salary at the then current rate and levels for one (1) month if Mr. Das has been employed by the Company for at least six (6) months but not more than twelve (12) months as of the date of termination or resignation, for three (3) months if Mr. Das has been employed by the Company more than twelve (12) but not more than twenty-four (24) months as of the date of termination or resignation, or for six (6) months if Mr. Das has been employed by the Company for more than twenty-four (24) months as of the date of resignation or termination; (2) 50% of the value of any accrued but unpaid bonus that Mr. Das otherwise would have received; (3) the value of any accrued but unpaid vacation time; and (4) any unreimbursed business expenses and travel expenses that are reimbursable under the agreement. If the Company terminates Mr. Das’ employment with just cause, Mr. Das will receive only the portion of his base salary and accrued but unused vacation pay that has been earned through the date of termination. On August 31, 2018, the Company amended Mr. Das’ employment agreement to make the following changes to his compensation effective May 14, 2018: (1) increase in base salary to $275,000 per year, (2) have up to $50,000 in MBO’s annually, (3) commissions equal to 2% of recognized revenue associated with the IPA product line paid quarterly and subject to the Company policies in connection with commissions payable and (4) provide a transportation allowance of $1,000 per month. On May 10, 2019, the Company amended Mr. Das’ commission plan to include a 1% commission on recognized revenue associated with the Shoom product line paid quarterly and subject to Company commission plan policies.

Wendy Loundermon

On October 21, 2014, and effective as of October 1, 2014, the Company entered into an at-will employment agreement with Wendy Loundermon. Ms. Loundermon currently serves as CFO, Director and Secretary of the Company and Secretary of Inpixon Canada, Inc. Pursuant to the agreement, Ms. Loundermon was compensated at an annual rate of $200,000 and is entitled to benefits customarily provided to senior management including equity awards and cash bonuses subject to the satisfaction of certain performance goals determined by the Company. The standards and goals and the bonus targets is set by the compensation committee, in its sole discretion. The Company may terminate the services of Ms. Loundermon with or without “cause” (as defined). If the Company terminates Ms. Loundermon’s employment without cause or in connection with a change of control (as defined), Ms. Loundermon will receive (1) severance consisting of her base salary at the then current rate for twelve (12) months from the date of termination, and (2) her accrued but unpaid salary. If Ms. Loundermon’s employment is terminated under any circumstances other than the above, Ms. Loundermon will receive her accrued but unpaid salary. Ms. Loundermon’s salary was increased to $228,500 effective April 1, 2017 and to $250,000 effective March 1, 2018.

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

Amount of Shares of Common Stock. The number of shares of our common stock initially reserved for issuance under the 2018 Plan was 2,000,000, which number is automatically increased on the first day of each quarter, beginning on April 1, 2018 and for each quarter thereafter through October 1, 2028, by a number of shares of common stock equal to the least of (i) 1,500,000 shares, (ii) twenty percent (20%) of the outstanding shares of common stock on the last day of the immediately preceding calendar quarter, or (iii) such number of shares that may be determined by the Board. The amount of shares available for issuance is not adjusted in connection with a change in the outstanding shares of common stock by reason of stock dividends, stock splits, reverse stock splits, recapitalizations, mergers, consolidations, combinations or exchanges of shares, separations, reorganizations or liquidations; provided; however, that in no event will the Company issue more than 63,000,000 shares of common stock under the 2018 Plan, including the maximum amount of shares of common stock that may be added to the 2018 Plan in accordance with the automatic quarterly increases.

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

The 2011 Plan is intended to encourage ownership of common stock by our employees and directors and certain of our consultants in order to attract and retain such people, to induce them to work for the benefit of us and to provide additional incentive for them to promote our success. The number of shares of our common stock available for issuance under the 2011 Plan is 158,424 as of December 31, 2019, which number is automatically increased on January 1 of each of year by 10% of the aggregate number of shares of common stock issued by the Company in the prior calendar year.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2019 regarding the shares of our common stock to be issued upon exercise of outstanding options or available for issuance under equity compensation plans and other compensation arrangements that were (i) adopted by our security holders and (ii) were not approved by our security holders.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)		Weighted-average exercise price of outstanding (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders	121,588	(1)	$109.74	8,198,309	(2)
Equity compensation plans not approved by security holders	1	(3)	$1,952,678.70	0
Total	121,589		$123.66	8,198,309

(1)	Represents 5 shares of common stock that may be issued pursuant to outstanding stock options granted under the 2011 Plan and 121,583 shares of common stock that may be issued pursuant to outstanding stock options granted under the 2018 Plan.
(2)	Represents 3,516 shares of common stock available for future issuance in connection with equity award grants under the 2011 Plan and 8,194,793 shares of common stock available for future issuance in connection with equity award grants under the 2018 Plan.
(3)	Represents shares of common stock issuable upon the exercise of stock options granted to Nadir Ali on August 14, 2013 outside of the 2011 Plan and the 2018 Plan.

Director Compensation

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Directors in the year ended December 31, 2019 except Nadir Ali and Wendy Loundermon, whose aggregate compensation information has been disclosed above.

Name	Fees Earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity Incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Leonard Oppenheim	$56,000	—	—	—	—	$—	$56,000
Kareem Irfan	$52,500	—	—	—	—	$—	$52,500
Tanveer Khader	$47,000	—	—	—	—	$—	$47,000

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

During the year ended December 31, 2019, the independent directors received 445 non-qualified stock options and did not receive any restricted stock awards.

Item 12: Security Ownership of Certain Beneficial Owners and Management AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of February 16, 2020, regarding the beneficial ownership of our common stock by the following persons:

●	our Named Executive Officers;

●	each director;

●	all of our executive officers and directors as a group; and

●	each person or entity who, to our knowledge, owns more than 5% of our common stock.

Except as indicated in the footnotes to the following table, subject to applicable community property laws, each stockholder named in the table has sole voting and investment power. Unless otherwise indicated, the address for each stockholder listed is c/o Inpixon, 2479 E. Bayshore Road, Suite 195, Palo Alto, California 94303. Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of February 16, 2020, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding the options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder. The information provided in the following table is based on our records, information filed with the SEC, and information furnished by our stockholders.

Name of Beneficial Owner	Amount and nature of beneficial ownership		Percent of Class(1)
Named Executive Officers and Directors
Nadir Ali	21,618	(2)	*
Leonard Oppenheim	449	(3)	*
Kareem Irfan	448	(4)	*
Tanveer Khader	451	(5)	*
Soumya Das	12,968	(6)	*
Wendy Loundermon	15,135	(7)	*
All executive officers and directors as a group (6 persons)	51,068	(8)	1%

*	Represents beneficial ownership of less than 1%.

(1)	Based on 5,049,062 shares outstanding as of February 16, 2020.
(2)	Includes (i) 2 shares of common stock held of record by Nadir Ali, (ii) 21,614 shares of common stock issuable upon exercise of options exercisable within 60 days of February 16, 2020, (iii) 1 shares of common stock held of record by Lubna Qureishi, Mr. Ali’s wife, and (iv) 1 shares of common stock held of record by the Qureishi Ali Grandchildren Trust, of which Mr. Ali is the joint-trustee (with his wife Lubna Qureishi) of the Qureishi Ali Grandchildren Trust and has shared voting and investment control over the shares held.
(3)	Includes (i) 2 shares of common stock held of record by Mr. Oppenheim, and (ii) 447 shares of common stock issuable upon exercise of options exercisable within 60 days of February 16, 2020.
(4)	Includes (i) 1 shares of common stock held of record by Mr. Irfan and (ii) 447 shares of common stock issuable upon exercise of options exercisable within 60 days of February 16, 2020.
(5)	Includes (i) 3 shares of common stock owned directly by SyHolding Corp., (ii) 1 shares of common stock held of record by Mr. Khader and (iii) 447 shares of common stock issuable upon exercise of options exercisable within 60 days of February 16, 2020. Tanveer Khader holds the power to vote and dispose of the SyHolding Corp. shares.
(6)	Includes (i) 1 shares of common stock held of record by Mr. Das and (ii) 12,967 shares of common stock issuable upon exercise of options exercisable within 60 days of February 16, 2020.
(7)	Includes (i) 2 shares of common stock held of record by Ms. Loundermon and (ii) 15,133 shares of common stock issuable upon exercise of options exercisable within 60 days of February 16, 2020.
(8)	Includes (i) 10 shares of common stock held directly, or by spouse or relative, (ii) 4 shares of common stock held of record by entities, and (iii) 51,054 shares of common stock issuable upon exercise of options exercisable within 60 days of February 16, 2020.

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

For the period from January 1, 2018, through the date of this report (the “Reporting Period”), described below are certain transactions or series of transactions between us and certain related persons.

Sysorex Transactions

Nadir Ali, Chief Executive Officer and member of the Board, is also a member of the board of directors of Sysorex.

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

All sums advanced by the Company to the Maturity Date (as defined below) pursuant to the terms of the Note Purchase Agreement will become part of the aggregate Loan Amount underlying the Secured Note. All outstanding principal amounts and accrued unpaid interest owing under the Secured Note shall become immediately due and payable on the earlier to occur of (i) 24 month anniversary of the date the Secured Note is issued (the “Maturity Date”), (ii) at such date when declared due and payable by the Company upon the occurrence of an Event of Default (as defined in the Secured Note), or (iii) at any such earlier date as set forth in the Secured Note. All accrued unpaid interest shall be payable in cash. On February 4, 2019, the Secured Note was amended to increase the maximum principal amount that may be outstanding at any time under the Secured Note from $3 million to $5 million. On April 2, 2019, the Secured Note was amended to increase the maximum principal amount that may be outstanding at any time under the Secured Note from $5 million to $8 million. On May 22, 2019, the Secured Note was amended to increase the maximum principal amount that may be outstanding at any time under the Secured Note from $8 million to $10 million. The largest aggregate principal amount owed by Sysorex to the Company during the Reporting Period was approximately $10 million, the amount of principal paid during the Reporting Period was approximately $1.8 million and the interest paid during the Reporting Period was $0. The amount owed by Sysorex to the Company as of December 31, 2019 was approximately $10.6 million. The Secured Note has been classified as “held for sale” and the Company, with the assistance of a third-party valuation firm, estimated the fair value of such using Sysorex financial projections, a discounted cash flow model and a 12.3% discount rate. As a result, the Company established a full valuation allowance as of December 31, 2019. We are required to periodically re-evaluate the carrying value of the note and the related valuation allowance based on various factors, including, but not limited to, Sysorex’s performance and collectability of the note. Sysorex’s performance against those financial projections will directly impact future assessments of the fair value of the note. On March 1, 2020, the Company amended the Secured Note to extend the maturity date of the Secured Note to December 31, 2022, to increase the default interest rate from 18% to 21% or the maximum rate allowable by law and to require a cash payment to the Company by Sysorex against the Loan Amount in an amount equal to no less than 6% of the aggregate gross proceeds raised following the completion of any financing, or series of related financings, in which Sysorex raises aggregate gross proceeds of at least $5 million.

Sysorex Receivable

On February 20, 2019, the Company, Sysorex and Atlas Technology Group, LLC (“Atlas”) entered into a settlement agreement resulting in a net award of $941,796 whereby Atlas agreed to accept an aggregate of 16,655 shares of freely-tradable common stock of the Company in full satisfaction of the award.  The Company and Sysorex each agreed pursuant to the terms and conditions of that certain Separation and Distribution Agreement, dated August 7, 2018, as amended, that 50% of the costs and liabilities related to the arbitration action would be shared by each party following the Spin-off. As a result, Sysorex owes the Company $559,121 for the settlement plus the interest accrued during the fiscal year ended December 31, 2019 of $57,238.  There were no repayments during 2019, the highest balance during the fiscal year ended December 31, 2019 was $616,359 and total owed to the Company for this settlement as of December 31, 2019 was $616,359.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below are approximate fees for services rendered by Marcum LLP, our independent registered public accounting firm, for the fiscal years ended December 31, 2019 and 2018.

	2019	2018
Audit Fees(1)	$399,382	$499,850
Audit Related Fees	$--	$--
Tax Fees	$--	$--
All Other Fees	$--	$--

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

Audit Fees. The “Audit Fees” are the aggregate fees of Marcum attributable to professional services rendered in 2019 and 2018 for the audit of our annual financial statements, for review of financial statements included in our quarterly reports on Form 10-Q or for services that are normally provided by Marcum in connection with statutory and regulatory filings or engagements for that fiscal year. These fees include fees billed for professional services rendered by Marcum for the review of registration statements or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees. Marcum billed us for professional services that were reasonably related to the performance of the audit or review of financial statements in 2019 and 2018, which are not included under Audit Fees above including the filing of our registration statements, including our Registration Statement on Form S-3. This amount also includes audit fees related to acquisitions.

Tax Fees. Marcum did not perform any tax advice or planning services in 2019 or 2018.

All Other Fees. Marcum did not perform any services for us or charge any fees other than the services described above in 2019 and 2018.

Pre-approval Policies and Procedures

The Audit Committee is required to review and approve in advance the retention of the independent auditors for the performance of all audit and lawfully permitted non-audit services and the fees for such services. The Audit Committee may delegate to one or more of its members the authority to grant pre-approvals for the performance of non-audit services, and any such Audit Committee member who pre-approves a non-audit service must report the pre-approval to the full Audit Committee at its next scheduled meeting. The Audit Committee is required to periodically notify the Board of their approvals. The required pre-approval policies and procedures were complied with during 2019.

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

INPIXON

Date: March 3, 2020	By:	/s/ Nadir Ali
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Nadir Ali	Chief Executive Officer and Director	March 3, 2020
Nadir Ali	(Principal Executive Officer)

/s/ Wendy Loundermon	Chief Financial Officer and Director	March 3, 2020
Wendy Loundermon	(Principal Financial and Accounting Officer)

/s/ Leonard A. Oppenheim	Director	March 3, 2020
Leonard A. Oppenheim

/s/ Kareem Irfan	Director	March 3, 2020
Kareem Irfan

/s/ Tanveer Khader	Director	March 3, 2020
Tanveer Khader

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

1.1	Equity Distribution Agreement, by and between Inpixon and Maxim Group LLC, dated as of March 3, 2020					X

2.1†	Asset Purchase and Merger Agreement dated March 1, 2013 by and among Sysorex Global Holdings Corp., Lilien, LLC and Lilien Systems.	S-1	333-190574	2.1	August 12, 2013

2.2	Agreement and Plan of Merger dated August 31, 2013 by and among Sysorex Global Holdings Corp., Sysorex Merger Sub, Inc., Shoom, Inc. and the Shareholder Representative.	S-1	333-191648	2.4	October 9, 2013

2.3	Agreement and Plan of Merger dated as of December 20, 2013, by and among Sysorex Global Holdings Corp., AirPatrol Corporation, AirPatrol Acquisition Corp. I, AirPatrol Acquisition Corp. II, and Shareholders Representative Services LLC.	S-1/A	333-191648	2.6	January 21, 2014

2.4	Amendment No. 1 to Agreement and Plan of Merger dated February 28, 2014 with AirPatrol Corporation.	S-1/A	333-191648	2.7	March 13, 2014

2.5	Amendment No. 2 to Agreement and Plan of Merger dated April 18, 2014 with AirPatrol Corporation.	8-K	001-36404	2.8	April 24, 2014

2.6	Waiver and Amendment No. 3 to Agreement and Plan of Merger dated May 30, 2014 with AirPatrol Corporation.	S-1	333-198502	12.9	August 29, 2014

2.7†	Asset Purchase Agreement, dated as of April 24, 2015, between Sysorex Global Holdings Corp., LightMiner Systems, Inc. and Chris Baskett.	8-K	001-36404	2.1	April 30, 2015

2.8	Agreement and Plan of Merger, dated as of December 14, 2015, between Sysorex Global Holdings Corp. and Sysorex Global.	8-K	001-36404	10.3	December 18, 2015

2.9†	Asset Purchase Agreement, dated November 14, 2016, among Integrio Technologies, LLC, Emtec Federal, LLC, Sysorex Government Services, Inc. and Sysorex Global.	8-K	001-36404	2.1	November 18, 2016

2.10	Amendment No. 1 to Asset Purchase Agreement, dated as of November 21, 2016, by and among Sysorex Global, Sysorex Government Services, Inc., Integrio Technologies, LLC and Emtec Federal, LLC.	8-K	001-36404	2.2	November 28, 2016

2.11	Agreement and Plan of Merger, dated as of February 27, 2017, between Sysorex Global and Inpixon.	8-K	001-36404	2.1	March 1, 2017

2.12	Agreement and Plan of Merger, dated as of July 25, 2018, between Inpixon USA and Sysorex, Inc.	8-K	001-36404	2.1	July 31, 2018

2.13	Separation and Distribution Agreement, dated August 7, 2018 between Inpixon and Sysorex, Inc.	10-Q	001-36404	2.1	August 13, 2018

2.14	Amendment No. 1 to Separation and Distribution Agreement dated August 31, 2018 between Inpixon and Sysorex, Inc.	8-K	001-36404	10.5	September 4, 2018

2.15†	Share Purchase Agreement, dated May 21, 2019, by and among Inpixon, Inpixon Canada, Inc., Locality Systems Inc., Kirk Moir, in his capacity as the Sellers’ Representative, the Sellers and Garibaldi Capital Advisors Ltd.	8-K	001-36404	2.1	May 22, 2019

2.16†	Asset Purchase Agreement, dated June 27, 2019, by and between Inpixon and GTX Corp.	8-K	001-36404	2.1	July 1, 2019

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.17†	Share Purchase Agreement, dated July 9, 2019, by and among Inpixon, Inpixon Canada, Inc., Jibestream Inc., the Vendors, and Chris Wiegand, in his capacity as the Vendors’ Representative.	8-K	001-36404	2.1	July 11, 2019

2.18†	Amendment to Share Purchase Agreement, dated as of August 8, 2019, by and among Inpixon, Inpixon Canada, Inc., Jibestream Inc., the Vendors, and Chris Wiegand, in his capacity as the Vendors’ Representative.	8-K	001-36404	2.1	August 9, 2019

2.19	The Second Amendment to the Share Purchase Agreement, dated August 15, 2019, by and among Inpixon, Inpixon Canada, Inc., Jibestream Inc, and Chris Wiegand, in his capacity as the Vendors’ representative.	8-K	001-36404	2.1	August 19, 2019

3.1	Restated Articles of Incorporation.	S-1	333-190574	3.1	August 12, 2013

3.2	Certificate of Amendment to Articles of Incorporation (Increase Authorized Shares).	S-1	333-218173	3.2	May 22, 2017

3.3	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	April 10, 2014

3.4	Articles of Merger (renamed Sysorex Global).	8-K	001-36404	3.1	December 18, 2015

3.5	Articles of Merger (renamed Inpixon).	8-K	001-36404	3.1	March 1, 2017

3.6	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.2	March 1, 2017

3.7	Certificate of Amendment to Articles of Incorporation (authorized share increase).	8-K	001-36404	3.1	February 5, 2018

3.8	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	February 6, 2018

3.9	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	November 1, 2018

3.10	Certificate of Amendment to Articles of Incorporation, effective as of January 7, 2020 (Reverse Split).	8-K	001-36404	3.1	January 7, 2020

3.11	Bylaws, as amended.	S-1	333-190574	3.2	August 12, 2013

4.1	Specimen Stock Certificate of the Company.	S-1	333-190574	4.1	August 12, 2013

4.2	Form of Certificate of Designation of Preferences, Rights and Limitations of Series 4 Convertible Preferred Stock.	8-K	001-36404	3.1	April 24, 2018

4.3	Certificate of Designation of Series 5 Convertible Preferred Stock, dated as of January 14, 2019.	8-K	001-36404	3.1	January 15, 2019

4.4	Promissory Note, dated as of October 12, 2018.	8-K	001-36404	4.1	October 18, 2018

4.5	Promissory Note, dated as of December 21, 2018.	8-K	001-36404	4.1	December 31, 2018

4.6	Warrant to purchase common stock dated March 20, 2013 held by Bridge Bank N.A.	S-1	333-190574	4.3	August 12, 2013

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

4.7	Warrant to purchase common stock dated August 29, 2013 held by Bridge Bank N.A.	S-1	333-191648	4.5	October 9, 2013

4.8	Form of Warrant Agency Agreement.	S-1/A	333-218173	4.7	June 23, 2017

4.9	Form of Additional Warrant.	8-K	001-36404	4.1	August 9, 2017

4.10	Form of Warrant.	8-K	001-36404	4.1	January 9, 2018

4.11	Form of Warrant.	8-K	001-36404	4.1	February 16, 2018

4.12	Form of Warrant.	8-K	001-36404	4.1	April 24, 2018

4.13	Form of Warrant.	8-K	001-36404	4.1	January 15, 2019

4.14	Form of Warrant Agency Agreement.	8-K	001-36404	4.2	January 15, 2019

4.15	Promissory Note, dated as of May 3, 2019.	8-K	001-36404	4.1	May 3, 2019

4.16	Promissory Note, dated as of June 27, 2019.	8-K	001-36404	4.1	June 27, 2019

4.17	Form of Series A warrants.	8-K	001-36404	4.2	August 14, 2019

4.18	Series 6 Preferred Certificate of Designation, effective as of August 13, 2019.	8-K	001-36404	4.1	August 14, 2019

4.19	Promissory Note, dated as of August 8, 2019	8-K	001-36404	4.1	August 9, 2019

4.20	Promissory Note, dated as of November 22, 2019.	8-K	001-36404	4.1	November 22, 2019

4.21	Description of Registrant’s Securities					X

5.1	Legal opinion of Mitchell Silberberg & Knupp LLP					X

10.1+	Amended and Restated 2011 Employee Stock Incentive Plan.	S-8	333-195655	10.22	May 2, 2014

10.2+	Form of Incentive Stock Option Agreement.	8-K	001-36404	10.9	October 27, 2014

10.3+	Form of Non-Qualified Stock Option Agreement.	8-K	001-36404	10.5	October 27, 2014

10.4+	Form of Restricted Stock Award Agreement.	8-K	001-36404	10.6	October 27, 2014

10.5+	2018 Employee Stock Incentive Plan, as amended.	S-8	333-234458	99.1	November 1, 2019

10.6+	2018 Employee Stock Incentive Plan Form of Incentive Stock Option Agreement.	8-K	001-36404	10.1	May 18, 2018

10.7+	2018 Employee Stock Incentive Plan Form of Non-Qualified Stock Option Agreement.	8-K	001-36404	10.2	May 18, 2018

10.8+	Director Services Agreement with Leonard A. Oppenheim dated October 21, 2014.	8-K	001-36404	10.1	October 27, 2014

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.9+	Waiver and Amendment No. 1 to Board of Directors Services Agreement with Leonard A. Oppenheim dated February 4, 2019.	10-K	001-36404	10.9	March 28, 2019

10.10+	Director Services Agreement with Kareem M. Irfan dated October 21, 2014.	8-K	001-36404	10.3	October 27, 2014

10.11+	Waiver and Amendment No. 1 to Board of Directors Services Agreement with Kareem M. Irfan dated February 4, 2019.	10-K	001-36404	10.11	March 28, 2019

10.12+	Director Services Agreement with Tanveer A. Khader dated October 21, 2014.	8-K	001-36404	10.4	October 27, 2014

10.13+	Waiver and Amendment No. 1 to Board of Directors Services Agreement with Tanveer A. Khader dated February 4, 2019.	10-K	001-36404	10.13	March 28, 2019

10.14+	Amended and Restated Employment Agreement by and between the Company and Nadir Ali	10-Q	001-36404	10.14	May 15, 2018

10.15+	Employment Agreement, effective as of October 1, 2014, between Wendy Loundermon and the Company.	8-K	001-36404	10.8	October 27, 2014

10.16+	Employment Agreement dated November 4, 2016, by and between Sysorex USA and Soumya Das.	10-K	001-36404	10.51	April 17, 2017

10.17+	Amended Compensation Terms for Soumya Das	10-Q	001-36404	10.9	August 13, 2018

10.18+	Amendment to Employment Agreement dated August 31, 2018 among Inpixon, Sysorex, Inc. and Soumya Das	8-K	001-36404	10.8	September 4, 2018

10.19	Amended and Restated GemCap Loan and Security Agreement: Payplant Loan and Security Agreement, by and among GemCap Lending, LLC, Inpixon, Inpixon USA, Inpixon Federal, Inc. and Payplant LLC, as agent for Payplant Alternatives Fund LLC.	8-K	001-36404	10.1	August 18, 2017

10.20	Payplant Client Agreement by and among Inpixon, Inpixon USA, Inpixon Federal, Inc. and Payplant LLC.	8-K	001-36404	10.2	August 18, 2017

10.21	Amendment 1 to Payplant Client Agreement dated August 31, 2018 between Inpixon, Sysorex, Inc., Sysorex Government Services, Inc. and Payplant LLC.	8-K	001-36404	10.6	September 4, 2018

10.22	Tax Matters Agreement dated August 31, 2018 between Inpixon and Sysorex, Inc.	8-K	001-36404	10.2	September 4, 2018

10.23	Employee Matters Agreement dated August 31, 2018 between Inpixon and Sysorex, Inc.	8-K	001-36404	10.3	September 4, 2018

10.24	Assignment and Assumption Agreement dated August 31, 2018 between members of the Inpixon Group and members of the Sysorex Group	8-K	001-36404	10.4	September 4, 2018

10.25	Note Purchase Agreement, dated as of December 31, 2018, by and between Inpixon and Sysorex, Inc.	8-K	001-36404	10.2	December 31, 2018

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.26	Sysorex Secured Promissory Note, dated as of December 31, 2018.	8-K	001-36404	10.3	December 31, 2018

10.27	First Amendment Agreement, dated as of February 4, 2019, between Inpixon and Sysorex, Inc.	8-K	001-36404	10.2	February 8, 2019

10.28+	Waiver and Amendment No. 1 to Board of Directors Services Agreement with Leonard A. Oppenheim dated February 4, 2019.	10-K	001-36404	10.9	March 28, 2019

10.29+	Waiver and Amendment No. 1 to Board of Directors Services Agreement with Kareem M. Irfan dated February 4, 2019.	10-K	001-36404	10.11	March 28, 2019

10.30+	Waiver and Amendment No. 1 to Board of Directors Services Agreement with Tanveer A. Khader dated February 4, 2019.	10-K	001-36404	10.13	March 28, 2019

10.31	Second Amendment Agreement, dated as of April 2, 2019, between Inpixon and Sysorex, Inc.	8-K	001-36404	10.1	April 5, 2019

10.32†	Note Purchase Agreement, dated as of May 3, 2019.	8-K	001-36404	10.1	May 3, 2019

10.33#	Das Commission Plan.	10-Q	001-36404	10.11	May 14, 2019

10.34	General Security Agreement, dated May 21, 2019, executed by Locality Systems Inc. in favor of the Sellers.	8-K	001-36404	10.1	May 22, 2019

10.35	Guaranty Agreement, dated May 21, 2019, executed by Inpixon in favor of the Sellers.	8-K	001-36404	10.2	May 22, 2019

10.36	Third Amendment Agreement, dated as of May 22, 2019, between Inpixon and Sysorex, Inc.	8-K	001-36404	10.3	May 22, 2019

10.37	Note Purchase Agreement, dated as of June 27, 2019.	8-K	001-36404	10.2	June 27, 2019

10.38†	Patent Assignment and License-Back Agreement, dated June 27, 2019, by and between Inpixon and GTX Corp.	8-K	001-36404	10.1	July 1, 2019

10.39†	Patent License Agreement, dated June 27, 2019, by and between Inpixon and Inventergy.	8-K	001-36404	10.4	July 1, 2019

10.40†	Patent License Agreement, dated June 27, 2019, by and between Inpixon and GTX Corp.	8-K	001-36404	10.2	July 1, 2019

10.41	Form of Promissory Note.	8-K	001-36404	10.6	July 1, 2019

10.42†	Note Purchase Agreement, dated as of August 8, 2019.	8-K	001-36404	10.1	August 9, 2019

10.43	Form of Jibestream Note.	8-K	001-36404	10.3	August 9, 2019

10.44†	Note Purchase Agreement, dated as of November 22, 2019.	8-K	001-36404	10.1	November 22, 2019

10.45	Amendment to Promissory Note.	8-K	001-36404	10.1	January 7, 2020

10.46	Fourth Amendment Agreement, dated as of March 1, 2020, between Inpixon and Sysorex, Inc.					X

21	List of Subsidiaries of the Company.	10-K	001-36404	21	March 28, 2019

23.1	Consent of Marcum LLP.					X

23.2	Consent of Mitchell Silberberg & Knupp LLP (included in Exhibit 5.1)					X

24.1	Power of Attorney (included on signature page).					X

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2019.					X

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2019.					X

32.1##	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instant Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

+	Indicates a management contract or compensatory plan.
†	Exhibits, schedules and similar attachments have been omitted pursuant to Item 601 of Regulation S-K and the registrant undertakes to furnish supplemental copies of any of the omitted exhibits and schedules upon request by the SEC.
#	Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[****]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.
##	This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.