Form 10-Q
period 2020-03-31
INPIXON
filed 2020-05-12
CIK 1529113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.001	18,823,348
(Class)	Outstanding at May 11, 2020

INPIXON

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED March 31, 2020

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

AND OTHER INFORMATION CONTAINED IN THIS REPORT

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this Form 10-Q. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of anticipated products; anticipated expenses; and projected financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	our limited cash and our history of losses;

●	our ability to achieve profitability;

●	our limited operating history with recent acquisitions;

●	risks related to our recent acquisitions;

●	our ability to successfully integrate companies or technologies we acquire;

●	emerging competition and rapidly advancing technology in our industry that may outpace our technology;

●	customer demand for the products and services we develop;

●	the impact of competitive or alternative products, technologies and pricing;

●	our ability to manufacture any products we develop;

●	general economic conditions and events and the impact they may have on us and our potential customers, including but not limited to the impact of COVID-19;

●	our ability to obtain adequate financing in the future;

●	our ability to continue as a going concern;

●	our ability to consummate strategic transactions, which may include acquisitions, mergers, dispositions or investments;

●	lawsuits and other claims by third parties or investigations by various regulatory agencies that we are required to report to including but not limited to the U.S. Securities and Exchange Commission;

●	our ability to maintain compliance with Nasdaq’s continued listing requirements;

●	our success at managing the risks involved in the foregoing items; and

●	other factors discussed in this Form 10-Q.

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

On January 7, 2020, the Company effected a 1-for-45 reverse stock split of its outstanding common stock for the purpose of complying with Nasdaq Listing Rule 5550(a)(2). We have reflected the reverse splits herein, unless otherwise indicated.

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

The results for the period ended March 31, 2020 are not necessarily indicative of the results of operations for the full year. These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our audited consolidated financial statements for the fiscal years ended December 31, 2019 and 2018 included in the annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 3, 2020.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value data)

	As of March 31,	As of December 31,
	2020	2019
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$6,111	$4,777
Accounts receivable, net	1,484	1,108
Notes and other receivables	76	74
Inventory	370	400
Prepaid assets and other current assets	334	406

Total Current Assets	8,375	6,765

Property and equipment, net	119	145
Operating lease right-of-use asset, net	1,375	1,585
Software development costs, net	1,533	1,544
Intangible assets, net	6,876	8,400
Goodwill	1,921	2,070
Receivable from related party	632	616
Other assets	107	94

Total Assets	$20,938	$21,219

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except number of shares and par value data)

	As of March 31,	As of December 31,
	2020	2019
	(Unaudited)	(Audited)
Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$1,794	$2,383
Accrued liabilities	1,713	1,863
Operating lease obligation	634	776
Deferred revenue	877	912
Short-term debt	9,028	7,304
Acquisition liability	502	502

Total Current Liabilities	14,548	13,740

Long Term Liabilities
Operating lease obligation, noncurrent	768	837
Other liabilities	7	7
Deferred tax liability, noncurrent	--	87
Acquisition liability, noncurrent	500	500

Total Liabilities	15,823	15,171

Commitments and Contingencies

Stockholders’ Equity

Preferred Stock - $0.001 par value; 5,000,000 shares authorized, consisting of Series 4 Convertible Preferred Stock - 10,415 shares authorized; 1 and 1 issued, and 1 and 1 outstanding as of March 31, 2020 and December 31, 2019, respectively, Series 5 Convertible Preferred Stock - 12,000 shares authorized; 126 and 126 issued, and 126 and 126 outstanding as of March 31, 2020 and December 31, 2019, respectively.	--	--
Common Stock - $0.001 par value; 250,000,000 shares authorized; 7,068,490 and 4,234,923 issued and 7,068,489 and 4,234,922 outstanding as of March 31, 2020 and December 31, 2019, respectively.	7	4
Additional paid-in capital	164,225	158,382
Treasury stock, at cost, 1 share	(695)	(695)
Accumulated other comprehensive income	(517)	94
Accumulated deficit (excluding $2,442 reclassified to additional paid in capital in quasi-reorganization)	(157,920)	(151,763)

Stockholders’ Equity Attributable to Inpixon	5,100	6,022

Non-controlling Interest	15	26

Total Stockholders’ Equity	5,115	6,048

Total Liabilities and Stockholders’ Equity	$20,938	$21,219

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2020	2019
	(Unaudited)
Revenues	$1,804	$1,363

Cost of Revenues	510	337

Gross Profit	1,294	1,026

Operating Expenses
Research and development	1,334	956
Sales and marketing	691	633
General and administrative	3,791	3,351
Acquisition related costs	28	137
Amortization of intangibles	1,016	812

Total Operating Expenses	6,860	5,889

Loss from Operations	(5,566)	(4,863)

Other Income (Expense)
Interest expense, net	(621)	(356)
Loss on exchange of debt for equity	(86)	--
Other income/(expense)	18	69

Total Other Income (Expense)	(689)	(287)

Net Loss from Operations, before tax	(6,255)	(5,150)
Income tax benefit	87	--
Net Loss	(6,168)	(5,150)

Net Loss Attributable to Non-controlling Interest	(10)	(5)

Net Loss Attributable to Stockholders of Inpixon	$(6,158)	$(5,145)

Deemed dividend for triggering of warrant down round feature	--	(1,250)
Net Loss Attributable to Common Stockholders	(6,158)	(6,395)

Net Loss Per Share - Basic and Diluted	$(1.22)	$(64.01)

Weighted Average Shares Outstanding
Basic and Diluted	5,038,515	99,903

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	For the Three Months Ended
	March 31,
	2020	2019
	(Unaudited)

Net Loss	$(6,168)	$(5,150)

Unrealized foreign exchange loss from cumulative translation adjustments	(613)	(8)

Comprehensive Loss	$(6,781)	$(5,158)

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

(In thousands, except per share data)

	Series 4 Convertible		Series 5 Convertible				Additional			Accumulated Other		Non-	Total Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Controlling	(Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Interest	Equity

Balance - January 1, 2020	1	$--	126	$--	4,234,923	$4	$158,383	(1)	$(695)	$96	$(151,762)	$26	$6,052

Stock options granted to employees and consultants for services	--	--	--	--	--	--	399	--	--	--	--	--	399
Common Shares issued for net cash proceeds of a public offering	--	--	--	--	937,010	1	1,251	--	--	--	--	--	1,252
Common shares issued for extinguishment of debt	--	--	--	--	1,896,557	2	4,192	--	--	--	--	--	4,194
Cumulative Translation Adjustment	--	--	--	--	--	--	--	--	--	(613)	--	(1)	(614)
Net loss	--	--	--	--	--	--	--	--	--	--	(6,158)	(10)	(6,168)

Balance - March 31, 2020	1	$--	126	$--	7,068,490	$7	$164,225	(1)	$(695)	$(517)	$(157,920)	$15	$5,115

	Series 4 Convertible		Series 5 Convertible				Additional			Accumulated Other		Non-	Total Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Controlling	(Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Interest	Equity

Balance - January 1, 2019	1	$--	--	$--	35,154	$--	$123,226	(1)	$(695)	$26	$(117,772)	$18	$4,803

Preferred Shares issued for net cash proceeds of a public offering	--	--	12,000	--	--	--	10,814	--	--	--	--	--	10,814
Common shares issued for extinguishment of debt	--	--	--	--	3,842	--	384	--	--	--	--	--	384
Common shares issued for net proceeds from warrants exercised	--	--	--	--	306	--	46	--	--	--	--	--	46
Common shares issued for warrants exercised	--	--	--	--	27,741	--	--	--	--	--	--	--	--
Redemption of convertible Series 5 Preferred Stock	--	--	(10,062)	--	67,149	--	--	--	--	--	--	--	--
Common shares issued for extinguishment of liability	--	--	--	--	16,655	--	1,130	--	--	--	--	--	1,130
Common shares issued for services	--	--	--	--	4,445	--	242	--	--	--	--	--	242
Stock options granted to employees and consultants for services	--	--	--	--	--	--	648	--	--	--	--	--	648
Cumulative Translation Adjustment	--	--	--	--	--	--	--	--	--	(8)	--	--	(8)
Net loss	--	--	--	--	--	--	--	--	--	--	(5,145)	(5)	(5,150)

Balance - March 31, 2019	1	$--	1,938	$--	155,292	$--	$136,490	(1)	$(695)	$18	$(122,917)	$13	$12,909

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended
	As of March 31,
	2020	2019
	(Unaudited)
Cash Flows (Used In) from Operating Activities
Net loss	$(6,168)	$(5,150)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	210	231
Amortization of intangible assets	1,016	812
Amortization of right of use asset	157	83
Stock based compensation	399	890
Amortization of technology	--	17
Loss on exchange of debt for equity	86	--
Amortization of debt discount	868	250
Accrued interest income, related party	(16)	--
Provision for doubtful accounts	--	105
Income tax benefit	(87)	--
Other	29	79

Changes in operating assets and liabilities:
Accounts receivable and other receivables	(416)	(639)
Inventory	29	(130)
Other current assets	65	61
Other assets	(16)	(100)
Accounts payable	(568)	(12)
Accrued liabilities	(113)	77
Deferred revenue	31	(62)
Operating lease liabilities	(156)	--
Other liabilities	115	(5)
Total Adjustments	1,633	1,657

Net Cash Used in Operating Activities	(4,535)	(3,493)

Cash Flows Used in Investing Activities
Purchase of property and equipment	(16)	(16)
Investment in capitalized software	(193)	(239)
Net Cash Flows Used in Investing Activities	(209)	(255)

Cash Flows From Financing Activities
Net repayments to bank facility	(150)	(23)
Net proceeds from issuance of common stock, preferred stock and warrants	--	10,859
Net proceeds from issuance of common stock	1,252	--
Net proceeds from notes payable	1	(1)
Loans to related party	(184)	(4,909)
Repayments from related party	185	652
Net proceeds from promissory notes	5,000	--
Net Cash Provided By Financing Activities	6,104	6,578

Effect of Foreign Exchange Rate on Changes on Cash	(27)	(8)

Net Increase in Cash, Cash Equivalents and Restricted Cash	1,333	2,822

Cash, Cash Equivalents and Restricted Cash - Beginning of period	4,849	1,148

Cash, Cash Equivalents and Restricted Cash - End of period (Note 3)	$6,182	$3,970

Supplemental Disclosure of cash flow information:
Cash paid for:
Interest	$2	$853
Income Taxes	$--	$--

Non-cash investing and financing activities
Common shares issued for extinguishment of liability	$--	$1,130
Common shares issued for extinguishment of debt	$4,194	$384
Right of use asset obtained in exchange for lease liability	$6	$646

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

Note 1 - Organization and Nature of Business and Going Concern

Inpixon, and its wholly-owned subsidiary, Inpixon Canada, Inc. (“Inpixon Canada”), and its majority-owned subsidiary Inpixon India Limited (“Inpixon India”) (unless otherwise stated or the context otherwise requires, the terms “Inpixon” “we,” “us,” “our” and the “Company” refer collectively to Inpixon and the aforementioned subsidiaries), are an indoor intelligence company. Our business and government customers use our solutions to secure, digitize and optimize their indoor spaces with our positioning, mapping and analytics products. Our indoor intelligence platform uses sensor technology to detect accessible cellular, Wi-Fi, Bluetooth, ultra-wide band “UWB” and radio frequency identification “RFID” signals emitted from devices within a venue providing positional information similar to what global positioning system (“GPS”) satellite systems provide for the outdoors. Combining this positional data with our dynamic and interactive mapping solution and a high-performance analytics engine, yields near real time insights to our customers providing them with visibility, security and business intelligence within their indoor spaces. Our highly configurable platform can also ingest data from our customers’ and other third party sensors, Wi-Fi access points, Bluetooth beacons, video cameras, and big data sources, among others to maximize indoor intelligence. The Company also offers digital tear-sheets with optional invoice integration, digital ad delivery, and an e-edition designed for reader engagement for the media, publishing and entertainment industry.  Our Indoor Intelligence products secure, digitize and optimize the interior of any premises with indoor positioning and data analytics that provide rich positional information, similar to a GPS, and browser-like intelligence for the indoors. The Company is headquartered in Palo Alto, California, and has subsidiary offices in Coquitlam, Canada, New Westminster, Canada, Toronto, Canada and Hyderabad, India.

Going Concern and Management’s Plans

As of March 31, 2020, the Company has a working capital deficiency of approximately $6.2 million. For the three months ended March 31, 2020, the Company incurred a net loss of approximately $6.2 million. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the financial statements are issued.

On March 3, 2020, the Company entered into an Equity Distribution Agreement with Maxim Group LLC (“Maxim”) under which the Company may offer and sell shares of our common stock in connection with an at-the-market equity facility (“ATM”) in an aggregate offering amount of up to $50 million. The Company issued 937,010 shares of common stock during the quarter ended March 31, 2020 in connection with the ATM resulting in net proceeds to the Company of approximately $1.3 million. Subsequent to the quarter ended March 31, 2020, the Company issued an additional 9,551,636 shares of common stock in connection with the ATM, resulting in net proceeds to the Company of approximately $10.6 million.

While the Company believes that its recent debt financing, access to capital in connection with the sale of its securities under the ATM, availability on the Payplant facility to finance purchase orders and invoices in an amount equal to 80% of the face value of purchase orders received (as described in Note 9), and funds from revenue may be sufficient to fund planned operations for the next 12 months from the date the financial statements are issued, the impact of the COVID-19 pandemic on our business and results of operations is uncertain at this time. While the Company has been able to continue operations remotely and has not seen a significant impact in the demand for certain products including our SaaS or subscription based services and products, certain projects and customer requests have had to be delayed either because they require onsite services, which could not be performed while shelter in place orders have been in effect or because of the uncertainty of the customer’s financial position and ability to invest in our technology. However, the Company has also seen an increase in interest in our indoor intelligence solutions for workplace readiness, which is directed at enterprise organizations and government agencies to assist them in optimizing the use of their facilities as well as in developing and monitoring compliance with corporate policies and government regulations for physical distancing, exposure notification, and the identification of high traffic areas for sanitizing and cleaning in order to keep their employees healthier and safer within the workplace. If the Company is successful in expanding the adoption of our products and services for this solution, the Company may be able to offset any revenue loss that may be experienced, however, there are no assurances that the Company will be successful or that the Company will be able to offset any losses, if realized. In addition, if general economic or other conditions resulting from COVID 19 or other events materially impact the liquidity of our common stock or ability to access capital from the ATM in addition to our ability to generate revenue from the sales of our products and services, the Company may not have sufficient funds to support our operations for the next 12 months. The Company is also pursuing possible strategic transactions and may raise such additional capital as needed, using our equity securities, an assignment of our note receivable from Sysorex Inc. (“Sysorex”) and/or cash and debt financings in combinations appropriate for each acquisition.

The Company’s condensed consolidated financial statements as of March 31, 2020 have been prepared under the assumption that the Company will continue as a going concern for the next twelve months from the date the financial statements are issued. Management’s plans and assessment of the probability that such plans will mitigate and alleviate any substantial doubt about the Company’s ability to continue as a going concern is dependent upon the ability to attain further operating efficiency, reduce expenditures, and, ultimately, to generate sufficient levels of revenue. The Company’s condensed consolidated financial statements as of March 31, 2020 do not include any adjustments that might result from the outcome of this uncertainty.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”), which are the accounting principles that are generally accepted in the United States of America. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the Company’s operations for the three-month period ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020.  These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the years ended December 31, 2019 and 2018 included in the Annual Report on Form 10-K filed with the SEC on March 3, 2020.

Note 3 - Summary of Significant Accounting Policies

The Company’s complete accounting policies are described in Note 2 to the Company’s audited consolidated financial statements and notes for the years ended December 31, 2019 and 2018.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each of the reporting periods. Actual results could differ from those estimates. The Company’s significant estimates consist of:

●	the valuation of stock-based compensation;

●	the valuation of the assets and liabilities acquired in connection with certain recent acquisitions as described in Notes 4, 5 and 6, respectively, as well as the valuation of the Company’s common stock issued in the transaction;

●	the allowance for doubtful accounts;

●	the valuation of loans receivable;

●	the valuation allowance for deferred tax assets; and

●	impairment of long-lived assets and goodwill.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

Note 3 - Summary of Significant Accounting Policies (continued)

Restricted Cash

In connection with certain transactions, the Company may be required to deposit assets, including cash or shares, in escrow accounts. The assets held in escrow are subject to various contingencies that may exist with respect to such transactions. Upon resolution of those contingencies or the expiration of the escrow period, some or all the escrow amounts may be used and the balance released to the Company. As of March 31, 2020 and 2019, the Company had $71,000 and $140,000, respectively, deposited in escrow as restricted cash for the Shoom acquisition, of which any amounts not subject to claims shall be released to the pre-acquisition stockholders of Shoom pro-rata on the next anniversary dates of the closing date of the Shoom acquisition. As of March 31, 2020 and 2019, $71,000 and $70,000, respectively, were current and included in Prepaid Assets and Other Current Assets on the condensed consolidated balance sheets. As of March 31, 2020 and 2019, $0 and $70,000 were non-current and included in Other Assets on the condensed consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the balance sheets that sum to the total of the same amounts shown in the statement of cash flows.

	As of March 31,
(in thousands)	2020	2019
Cash and cash equivalents	$6,111	$3,830
Restricted cash, current included in prepaid assets and other current assets	71	70
Restricted cash, non-current included in other assets	--	70
Total cash, cash equivalents, and restricted cash in the balance sheets	$6,182	$3,970

Revenue Recognition

The Company reports revenues under ASC 606, “Revenue from Contracts with Customers” and all the related amendments (Topic 606). The company recognizes revenue after applying the following five steps:

1) identification of the contract, or contracts, with a customer;

2) identification of the performance obligations in the contract, including whether they are distinct within the context of the contract;

3) determination of the transaction price, including the constraint on variable consideration;

4) allocation of the transaction price to the performance obligations in the contract; and

5) recognition of revenue when, or as, performance obligations are satisfied.

Software As A Service Revenue Recognition

With respect to sales of the Company’s maintenance, consulting and other service agreements including the Company’s digital tear-sheets, customers pay fixed monthly fees in exchange for the Company’s services. The Company’s performance obligation is satisfied over time as the digital tear-sheets are provided continuously throughout the service period. The Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous access to its services.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

Note 3 - Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

Mapping Services Revenue Recognition

Mapping services revenue is accounted for using the percentage of completion method. As soon as the outcome of a contract can be estimated reliably, contract revenue is recognized in the condensed consolidated statement of operations in proportion to the stage of completion of the contract. Contract costs are expensed as incurred. Contract costs include all amounts that relate directly to the specific contract, are attributable to contract activity, and are specifically chargeable to the customer under the terms of the contract.

Professional Services Revenue Recognition

The Company’s professional services include fixed fee and time and materials contracts. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts including maintenance service provided by in house personnel, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the three months ended March 31, 2020 and 2019, the Company did not incur any such losses. These amounts are based on known and estimated factors.

Contract Balances

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had deferred revenue of approximately $877,000 and $912,000 as of March 31, 2020 and December 31, 2019, respectively, related to cash received in advance for product maintenance services and professional services provided by the Company’s technical staff. The Company expects to satisfy its remaining performance obligations for these maintenance services and professional services, and recognize the deferred revenue and related contract costs over the next twelve months. The Company’s contract balances as of March 31, 2020 and December 31, 2019 were deemed immaterial.

Disaggregation of Revenue

Revenues consisted of the following (in millions):

	For the Three Months Ended March 31,
	2020	2019
IPA	$757	$814
Mapping (A)	532	--
Digital tear-sheets	515	549
Totals	$1,804	$1,363

(A)	Mapping revenue is a result of the Jibestream acquisition in August 2019.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

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

The Company incurred stock-based compensation charges of $399,000 and $890,000 for the three months ended March 31, 2020 and 2019, respectively, which are included in general and administrative expenses. The following table summarizes the nature of such charges for the periods then ended (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Compensation and related benefits	$399	$648
Professional and legal fees	--	242
Totals	$399	$890

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

The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
	2020	2019
Options	120,796	61,611
Warrants	93,252	119,366
Convertible preferred stock	846	12,938
ATM sales of common stock to be issued*	639,142	--
Reserved for service providers	--	25
Totals	854,036	193,940

*	Represents shares of common stock sold as of March 31, 2020, with a closing date following the period covered by this Form 10-Q.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

Note 3 - Summary of Significant Accounting Policies (continued)

Recently Issued and Adopted Accounting Standards

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement,” (“ASU 2018-13”). ASU 2018-13 requires application of the prospective method of transition (for only the most recent interim or annual period presented in the initial fiscal year of adoption) to the new disclosure requirements for (1) changes in unrealized gains and losses included in other comprehensive income and (2) the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 also requires prospective application to any modifications to disclosures made because of the change to the requirements for the narrative description of measurement uncertainty. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. The Company has adopted this standard and the adoption of this standard did not have a material impact on its financials or disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. ASU 2016-13 also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. For public business entities that meet the definition of a Securities and Exchange Commission filer and smaller reporting company, ASU 2016-13 is effective for annual and interim reporting periods beginning after December 15, 2022, and the guidance is to be applied using the modified retrospective approach. Earlier adoption is permitted for annual and interim reporting periods beginning after December 15, 2018. The Company has adopted this standard and the adoption of this standard did not have a material impact on its financials or disclosures.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

Note 3 - Summary of Significant Accounting Policies (continued)

Recently Issued and Adopted Accounting Standards (continued)

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”) and in May 2019, the FASB issued Accounting Standards Update No. 2019-05, Financial Instruments--Credit Losses (Topic 326) (“ASU 2019-05”). These amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years with early application permitted. The Company is currently evaluating ASU 2016-13 and the related ASU 2019-04 and ASU 2019-05 to determine the impact to its condensed consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company beginning in fiscal 2021. The Company is currently assessing the impact that this pronouncement will have on its condensed consolidated financial statements.

Reverse Stock Split

On January 7, 2020, the Company effected a 1-for-45 reverse stock split of its outstanding common stock. The condensed consolidated financial statements and accompanying notes give effect to the stock split as if it occurred at the beginning of the first period presented.  There was no change to the previously reported net loss.

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

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

Note 4 - Locality Acquisition (continued)

The purchase price was allocated and modified for measurement period adjustments due to the receipt of the final valuation report and updated tax provision estimates as follows (in thousands):

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

The value of the intangibles and goodwill were calculated by a third party valuation firm based on projections and financial data provided by management of the Company. The deferred revenue included in the financial statements is the expected liability to service the projects. The goodwill represents the excess fair value after the allocation to the intangibles. The calculated goodwill is not deductible for tax purposes. The financial data of Locality is included in the Company’s financial statements starting on the acquisition date through the three months ended March 31, 2020. Proforma information has not been presented as it has been deemed to be immaterial.

Note 5 - GTX Acquisition

On June 27, 2019, the Company completed its acquisition of certain assets of GTX, consisting of a portfolio of GPS technologies and intellectual property (the “Assets”) that allow us to provide positioning and positioning solutions for assets and devices homogenously from the indoors to the outdoors. Prior to this asset acquisition, the Company was only providing indoor location.

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

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

Note 5 - GTX Acquisition (continued)

The purchase price was allocated based on the receipt of a final valuation report as follows (in thousands):

Developed technology	$830
Non-compete agreements	68
Goodwill	2

Total Purchase Price	$900

On September 16, 2019, the Company loaned GTX $50,000 in accordance with the terms of the asset purchase agreement. The note began to accrue interest at a rate of 5% per annum beginning on November 1, 2019. The note was amended on May 11, 2020 to extend the maturity date from April 13, 2020 to September 13, 2020 and require monthly payments against the outstanding balance of the note. This note is included as part of other receivables in the Company’s condensed consolidated financial statements. As of March 31, 2020, the balance of the note including interest was $51,067. Proforma information has not been presented as it has been deemed to be immaterial.

Note 6 - Jibestream Acquisition

On August 15, 2019, the Company, through its wholly owned subsidiary, Inpixon Canada as purchaser (the “Purchaser”), completed its acquisition of Jibestream, a provider of indoor mapping and location technology, for consideration consisting of: (i) CAD $5,000,000, plus an amount equal to all cash and cash equivalents held by Jibestream at the closing, minus, if a negative number, the absolute value of the Estimated Working Capital Adjustment (as defined in the acquisition agreement), minus any amounts loaned by the Purchaser to Jibestream to settle any Indebtedness (as defined in the applicable purchase agreement (the “Purchase Agreement”)) or other fees, minus any cash payments to the holders of outstanding options to settle any in-the-money options, minus the deferred revenue costs of CAD $150,000, and minus the costs associated with the audit and review of the financial statements of Jibestream required by the Purchase Agreement (collectively, the “Estimated Cash Closing Amount”); plus (ii) 176,289 shares of the Company’s common stock which was equal to CAD $3,000,000, converted to U.S. dollars based on the exchange rate at the time of the closing, divided by $12.4875 which was the price per share at which shares of the Company’s common stock were issued in the Company’s common stock offering on August 12, 2019 (“Inpixon Shares”).

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

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

Note 6 - Jibestream Acquisition (continued)

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

The value of the intangibles and goodwill were calculated by a third party valuation firm based on projections and financial data provided by management of the Company. The deferred revenue included in the condensed consolidated financial statements is the expected liability to service the projects. The goodwill represents the excess fair value after the allocation to the intangibles. The calculated goodwill is not deductible for tax purposes. As part of the acquisition, the Company acquired a lease obligation with an operating lease right of use asset of approximately $371,000 and an operating lease obligation of approximately $371,000 which are included in other assets and other liabilities, respectively, in the purchase price allocation. The financial data of Jibestream is included in the Company’s financial statements starting on the acquisition date through the three months ended March 31, 2020.

A final valuation of the assets and purchase price allocation of Jibestream has not been completed as of the end of this reporting period as the third party valuation has not been finalized. Consequently, the purchase price was preliminarily allocated based upon the Company’s best estimates at the time of this filing. These amounts are subject to revision upon the completion of formal studies and valuations, as needed, which the Company expects to occur during the second quarter of 2020.

Jibestream was amalgamated into Inpixon Canada on January 1, 2020.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

Note 7 - Proforma Financial Information

The following unaudited proforma financial information presents the condensed consolidated results of operations of the Company and Jibestream for the three months ended March 31, 2019, as if the acquisition had occurred as of the beginning of the first period presented instead of on August 15, 2019. The proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.

(in thousands, except per share data)	For the Three Months Ended March 31, 2019
Revenues	$1,844
Net loss attributable to common stockholders	$(6,355)
Net loss per basic and diluted common share	$(15.97)
Weighted average common shares outstanding:
Basic and Diluted	397,961

Note 8 - Inventory

Inventory as of March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	As of March 31, 2020	As of December 31, 2019
Raw materials	$13	$13
Finished goods	357	387
Total Inventory	$370	$400

Note 9 - Debt

Debt as of March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	As of March 31, 2020	As of December 31, 2019
Short-Term Debt
Notes payable, less debt discount of $1,536 and $628, respectively (A)	$8,953	$7,080
Revolving line of credit (B)	--	150
Other short-term debt (C)	75	74
Total Short-Term Debt	$9,028	$7,304

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

Note 9 - Debt (continued)

(A)	Notes Payable

December 2018 Note Purchase Agreement and Promissory Note

On December 21, 2018, the Company entered into a note purchase agreement with Iliad Research and Trading, L.P. (“Iliad” or the “Holder”), pursuant to which the Company agreed to issue and sell to Iliad an unsecured promissory note (the “December 2018 Note”) in an aggregate principal amount of $1,895,000, which is payable on or before December 31, 2019 (as provided in the Exchange Agreement, dated October 24, 2019, described below (the “October 24th Exchange Agreement”)). The initial principal amount includes an original issue discount of $375,000 and $20,000 that the Company agreed to pay to the Holder to cover its legal fees, accounting costs, due diligence, monitoring and other transaction costs. In exchange for the December 2018 Note, the Holder paid an aggregate purchase price of $1,500,000. Interest on the December 2018 Note accrues at a rate of 10% per annum and is payable on the maturity date or otherwise in accordance with the December 2018 Note. The Company may pay all or any portion of the amount owed earlier than it is due; provided, that in the event the Company elects to prepay all or any portion of the outstanding balance, it will pay 115% of the portion of the outstanding balance the Company elects to prepay. Beginning on the date that is 6 months from the issuance date and at the intervals indicated below until the December 2018 Note is paid in full, the Holder has the right to redeem up to an aggregate of 1/3 of the initial principal balance of the December 2018 Note each month (each monthly exercise, a “Monthly Redemption Amount”) by providing written notice (each, a “Monthly Redemption Notice”) delivered to the Company; provided, however, that if any Monthly Redemption Amount is not exercised in its corresponding month then such Monthly Redemption Amount will be available for the Holder to redeem in any future month in addition to such future month’s Monthly Redemption Amount. Upon receipt of any Monthly Redemption Notice, the Company shall pay the applicable Monthly Redemption Amount in cash within 5 business days of the Company’s receipt of such Monthly Redemption Notice. Pursuant to the October 24th Exchange Agreement described below, the Holder agreed that the exercise of any redemption rights described above would be deferred until no earlier than December 31, 2019.

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

The Company and Iliad entered into an amendment to the December 2018 Note pursuant to which the maturity date of the note was further extended from December 31, 2019 to March 31, 2020. In addition, Iliad agreed to further extend the standstill previously agreed to pursuant to the terms of that certain Standstill Agreement, dated as of August 8, 2019, whereby Iliad will not be entitled to redeem all or any portion of the principal amount of the Note until March 31, 2020.

Note Exchanges

From October 15, 2019 through March 31, 2020, the Company exchanged approximately $2,112,000 of the outstanding principal and interest under the December 2018 Note for 707,078 shares of the Company’s common stock at exchange prices between $1.80 and $4.95 per share. As of March 31, 2020, the outstanding principal balance of the December 2018 Note was approximately $28,749.

On April 1, 2020, the Company exchanged approximately $223,146 of the remaining outstanding principal and interest under the December 2018 Note for 187,517 shares of the Company’s common stock at an exchange price of $1.19 per share. After this exchange the balance owed under the December 2018 Note was $0.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

Note 9 - Debt (continued)

May 2019 Note Purchase Agreement and Promissory Note

On May 3, 2019, the Company entered into a note purchase agreement (the “Purchase Agreement”) with Chicago Venture Partners, L.P. (“Chicago Venture”), an affiliate of Iliad, pursuant to which the Company agreed to issue and sell to the investor an unsecured promissory note (the “May 2019 Note”) in an aggregate principal amount of $3,770,000, which is payable on or before the date that is 10 months from the issuance date. The initial principal amount includes an original issue discount of $750,000 and $20,000 that the Company agreed to pay to the holder to cover the holder’s legal fees, accounting costs, due diligence, monitoring and other transaction costs. In exchange for the May 2019 Note, the holder paid an aggregate purchase price of $3,000,000. Interest on the May 2019 Note accrues at a rate of 10% per annum and is payable on the maturity date or otherwise in accordance with the May 2019 Note. The Company may pay all or any portion of the amount owed earlier than it is due; provided, that in the event the Company elects to prepay all or any portion of the outstanding balance, it shall pay to the holder 115% of the portion of the outstanding balance the Company elects to prepay. Beginning on the date that is 6 months from the issuance date and at the intervals indicated below until the May 2019 Note is paid in full, the holder shall have the right to redeem up to an aggregate of 1/3 of the initial principal balance of the May 2019 Note each month (each monthly exercise, a “Monthly Redemption Amount”) by providing written notice (each, a “Monthly Redemption Notice”) delivered to the Company; provided, however, that if the holder does not exercise any Monthly Redemption Amount in its corresponding month then such Monthly Redemption Amount shall be available for the holder to redeem in any future month in addition to such future month’s Monthly Redemption Amount. Upon receipt of any Monthly Redemption Notice, the Company shall pay the applicable Monthly Redemption Amount in cash to the holder within five business days of the Company’s receipt of such Monthly Redemption Notice.

During the year ended December 31, 2019, the Company exchanged approximately $2,076,000 of the outstanding principal and interest under the note for 738,891 shares of the Company’s common stock at exchange prices between $1.80 and $3.51 per share. The Company analyzed the exchange of principal under the note as an extinguishment and compared the net carrying value of the debt being extinguished to the reacquisition price (shares of common stock being issued) and recorded an approximately $96,000 loss on the exchange of debt for equity as a separate item in the other income/expense section of the consolidated statements of operations for the year ended December 31, 2019.

During the three months ended March 31, 2020, the Company exchanged approximately $1,958,000 of the outstanding principal and interest under the May 2019 Note for 524,140 shares of the Company’s common stock at exchange prices between $3.65 and $4.05 per share. The Company analyzed the exchange of principal under the May 2019 Note as an extinguishment and compared the net carrying value of the debt being extinguished to the reacquisition price (shares of common stock being issued) and recorded an approximately $53,000 loss on the exchange of debt for equity as a separate item in the other income/expense section of the condensed consolidated statements of operations for the three months ended March 31, 2020.

As of March 31, 2020, the outstanding balance of the May 2019 Note was $0.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

Note 9 - Debt (continued)

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

During the three months ended March 31, 2020, the Company exchanged approximately $2,236,000 of the outstanding principal and interest under the June 2019 Note for 1,372,417 shares of the Company’s common stock at exchange prices between $1.12 and $3.05 per share. The Company analyzed the exchange of principal under the June 2019 Note as an extinguishment and compared the net carrying value of the debt being extinguished to the reacquisition price (shares of common stock being issued) and recorded an approximately $33,000 loss on the exchange of debt for equity as a separate item in the other income/expense section of the condensed consolidated statements of operations for the three months ended March 31, 2020.

As of March 31, 2020, the outstanding balance of the June 2019 Note was $0.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

Note 9 - Debt (continued)

August 2019 Note Purchase Agreement and Promissory Note

On August 8, 2019, the Company entered into a note purchase agreement with Chicago Venture, pursuant to which the Company agreed to issue and sell to the holder an unsecured promissory note (the “August 2019 Note”) in an aggregate principal amount of $1,895,000, which is payable on or before the date that is 9 months from the issuance date. The initial principal amount includes an original issue discount of $375,000 and $20,000 that the Company agreed to pay to the holder to cover the holder’s legal fees, accounting costs, due diligence, monitoring and other transaction costs. In exchange for the August 2019 Note, the holder paid an aggregate purchase price of $1,500,000. Interest on the Note accrues at a rate of 10% per annum and is payable on the maturity date or otherwise in accordance with the August 2019 Note. The Company may pay all or any portion of the amount owed earlier than it is due; provided, that in the event the Company elects to prepay all or any portion of the outstanding balance, it shall pay to the holder 115% of the portion of the outstanding balance the Company elects to prepay. Beginning on the date that is 6 months from the issuance date and at the intervals indicated below until the August 2019 Note is paid in full, the holder shall have the right to redeem up to an aggregate of 1/3 of the initial principal balance of the August 2019 Note each month by providing written notice to the Company; provided, however, that if the holder does not exercise any monthly redemption amount in its corresponding month then such monthly redemption amount shall be available for the holder to redeem in any future month in addition to such future month’s monthly redemption amount. Upon receipt of any monthly redemption notice, the Company shall pay the applicable monthly redemption amount in cash to the holder within five business days of the Company’s receipt of such monthly redemption notice. The August 2019 Note includes customary event of default provisions, subject to certain cure periods, and provides for a default interest rate of 22%. Upon the occurrence of an event of default (except a default due to the occurrence of bankruptcy or insolvency proceedings (the “Bankruptcy-Related Event of Default”)), the holder may, by written notice, declare all unpaid principal, plus all accrued interest and other amounts due under the August 2019 Note to be immediately due and payable at an amount equal to 115% of the outstanding balance of the Note (the “Mandatory Default Amount”). Upon the occurrence of a Bankruptcy-Related Event of Default, without notice, all unpaid principal, plus all accrued interest and other amounts due under the Note will become immediately due and payable at the Mandatory Default Amount. As of March 31, 2020, the outstanding principal balance of the August 2019 Note was approximately $1,895,000.

September 2019 Note Purchase Agreement and Promissory Note

On September 17, 2019, the Company entered into a note purchase agreement with Iliad, pursuant to which the Company agreed to issue and sell to the holder an unsecured promissory note (the “September 2019 Note”) in an aggregate principal amount of $952,500, which is payable on or before the date that is 9 months from the issuance date. The initial principal amount includes an original issue discount of $187,500 and $15,000 that the Company agreed to pay to the holder to cover the holder’s legal fees, accounting costs, due diligence, monitoring and other transaction costs. In exchange for the September 2019 Note, the holder paid an aggregate purchase price of $750,000. Interest on the Note accrues at a rate of 10% per annum and is payable on the maturity date or otherwise in accordance with the September 2019 Note. The Company may pay all or any portion of the amount owed earlier than it is due; provided, that in the event the Company elects to prepay all or any portion of the outstanding balance, it shall pay to the holder 115% of the portion of the outstanding balance the Company elects to prepay. Beginning on the date that is 6 months from the issuance date and at the intervals indicated below until the September 2019 Note is paid in full, the holder shall have the right to redeem up to an aggregate of 1/3 of the initial principal balance of the September 2019 Note each month by providing written notice to the Company; provided, however, that if the holder does not exercise any monthly redemption amount in its corresponding month then such monthly redemption amount shall be available for the holder to redeem in any future month in addition to such future month’s monthly redemption amount. Upon receipt of any monthly redemption notice, the Company shall pay the applicable monthly redemption amount in cash to the holder within five business days of the Company’s receipt of such monthly redemption notice. The September 2019 Note includes customary event of default provisions, subject to certain cure periods, and provides for a default interest rate of 22%.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

Note 9 - Debt (continued)

September 2019 Note Purchase Agreement and Promissory Note (continued)

Upon the occurrence of an event of default (except a default due to the occurrence of bankruptcy or insolvency proceedings (the “Bankruptcy-Related Event of Default”)), the holder may, by written notice, declare all unpaid principal, plus all accrued interest and other amounts due under the September 2019 Note to be immediately due and payable at an amount equal to 115% of the outstanding balance of the September 2019 Note (the “Mandatory Default Amount”). Upon the occurrence of a Bankruptcy-Related Event of Default, without notice, all unpaid principal, plus all accrued interest and other amounts due under the September 2019 Note will become immediately due and payable at the Mandatory Default Amount. Under the terms of the September 2019 Note, since it was still outstanding on December 17, 2019, a one-time monitoring fee equal to ten percent (10%) of the then outstanding balance, or $97,661, was added to the September 2019 Note. As of March 31, 2020, the outstanding principal balance of the September 2019 Note was approximately $1,050,161.

November 2019 Note Purchase Agreement and Promissory Note

On November 22, 2019, the Company issued a promissory note to St. George Investments LLC (“St. George”), an affiliate of Iliad and Chicago Venture, pursuant to which the Company agreed to issue and sell to the holder an unsecured promissory note (the “November 2019 Note”) in the initial principal amount of $952,500, which is payable on or before the date that is 6 months from the issuance date, subject to extension in accordance with the terms of the November 2019 Note. The initial principal amount includes an original issue discount of $187,500 and $15,000 that the Company agreed to pay to St. George to cover its legal fees, accounting costs, due diligence, monitoring and other transaction costs. In exchange for the November 2019 Note, St. George paid an aggregate purchase price of $750,000. Interest on the November 2019 Note accrues at a rate of 10% per annum and is payable on the maturity date or otherwise in accordance with the note. The Company may pay all or any portion of the amount owed earlier than it is due; provided, that in the event the Company elects to prepay all or any portion of the outstanding balance, it shall pay to the holder 115% of the portion of the outstanding balance the Company elects to prepay. The November 2019 Note includes customary event of default provisions, subject to certain cure periods, and provides for a default interest rate of 22%. Upon the occurrence of an event of default (except a default due to the occurrence of bankruptcy or insolvency proceedings (the “Bankruptcy-Related Event of Default”)), the holder may, by written notice, declare all unpaid principal, plus all accrued interest and other amounts due under the November 2019 Note to be immediately due and payable at an amount equal to 115% of the outstanding balance of the Note (the “Mandatory Default Amount”). Upon the occurrence of a Bankruptcy-Related Event of Default, without notice, all unpaid principal, plus all accrued interest and other amounts due under the Note will become immediately due and payable at the Mandatory Default Amount. Under the terms of the November 2019 Note, since it was still outstanding on February 22, 2020, a one-time monitoring fee equal to ten percent (10%) of the then-current outstanding balance, or approximately $97,688, was added to the note. As of March 31, 2020, the outstanding balance of the November 2019 Note was approximately $1,050,188.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

Note 9 - Debt (continued)

March 2020 Note Purchase Agreement and Promissory Note

On March 18, 2020, the Company entered into a note purchase agreement with Iliad, pursuant to which the Company agreed to issue and sell to the holder an unsecured promissory note (the “March 2020 Note”) in an aggregate initial principal amount of $6,465,000, which is payable on or before the date that is 12 months from the issuance date. The initial principal amount includes an original issue discount of $1,450,000 and $15,000 that the Company agreed to pay to the holder to cover the holder’s legal fees, accounting costs, due diligence, monitoring and other transaction costs. In exchange for the March 2020 Note, the holder paid an aggregate purchase price of $5,000,000. Interest on the March 2020 Note accrues at a rate of 10% per annum and is payable on the maturity date or otherwise in accordance with the March 2020 Note. The Company may pay all or any portion of the amount owed earlier than it is due; provided, that in the event the Company elects to prepay all or any portion of the outstanding balance, it shall pay to the holder 115% of the portion of the outstanding balance the Company elects to prepay. Beginning on the date that is 6 months from the issuance date and at the intervals indicated below until the March 2020 Note is paid in full, the holder shall have the right to redeem up to an aggregate of 1/3 of the initial principal balance of the March 2020 Note each month by providing written notice delivered to the Company; provided, however, that if the holder does not exercise any monthly redemption amount in its corresponding month then such monthly redemption amount shall be available for the holder to redeem in any future month in addition to such future month’s monthly redemption amount. Upon receipt of any monthly redemption notice, the Company shall pay the applicable monthly redemption amount in cash to the holder within five business days of the Company’s receipt of such Monthly Redemption Notice. The March 2020 Note includes customary event of default provisions, subject to certain cure periods, and provides for a default interest rate of 22%. Upon the occurrence of an event of default (except a default due to the occurrence of bankruptcy or insolvency proceedings, the holder may, by written notice, declare all unpaid principal, plus all accrued interest and other amounts due under the March 2020 Note to be immediately due and payable. Upon the occurrence of a bankruptcy-related event of default, without notice, all unpaid principal, plus all accrued interest and other amounts due under the March 2020 Note will become immediately due and payable at the mandatory default amount. If the March 2020 Note is still outstanding on the date that is six (6) months from the issuance date, then a one-time monitoring fee equal to ten percent (10%) of the then-current outstanding balance shall be added to the March 2020 Note. As of March 31, 2020, the outstanding principal balance of the March 2020 Note was approximately $6,465,000.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

Note 9 - Debt (continued)

Payplant Accounts Receivable Bank Line (continued)

On August 31, 2018, Inpixon, Sysorex, Sysorex Government Services, Inc. (“SGS”), and Payplant executed Amendment 1 to Payplant Client Agreement (the “Amendment”). Pursuant to the Amendment, Sysorex and SGS are no longer parties to the Payplant Client Agreement, originally entered into on August 14, 2017, and have been released from any and all obligations and liabilities arising under the Payplant Client Agreement, whether such obligations and liabilities were in existence prior to or on the date of the Amendment or arise after the date of the Amendment. As of March 31, 2020, the outstanding balance on the revolving line of credit is $0.

(C)	Other Short-Term Debt

As of March 31, 2020, the Company owed approximately $75,000 to the pre-acquisition stockholders of Shoom. Any amounts not subject to claims shall be released to the pre-acquisition stockholders of Shoom pro-rata on the next anniversary date of the closing date of the Shoom acquisition, August 31, 2020.

Note 10 - Capital Raises

At-The-Market Program

On March 3, 2020, the Company entered into an Equity Distribution Agreement (the “Sales Agreement”) with Maxim Group LLC (“Maxim”) under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $50 million (the “Shares”) from time to time through Maxim, acting exclusively as the Company’s sales agent (the “Offering”). The Company intends to use the net proceeds of the Offering primarily for working capital and general corporate purposes. The Company may also use a portion of the net proceeds to invest in or acquire businesses or technologies that it believes are complementary to its own, although the Company has no current plans, commitments or agreements with respect to any acquisitions as of the date of this filing. Maxim will be entitled to compensation at a fixed commission rate of 4.0% of the gross sales price per Share sold. In addition, the Company has agreed to reimburse Maxim for its costs and out-of-pocket expenses incurred in connection with its services, including the fees and out-of-pocket expenses of its legal counsel.

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

The Company issued 937,010 shares of common stock during the quarter ended March 31, 2020, in connection with the ATM at per share prices between $1.23 and $2.11, resulting in net proceeds to the Company of approximately $1.3 million after subtracting sales commissions and other offering expenses.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

Note 11 - Common Stock

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

During the three months ended March 31, 2020, the Company issued 1,896,557 shares of common stock under exchange agreements to settle outstanding balances totalling $4,194,030 under partitioned notes.

During the three months ended March 31, 2020, the Company issued 937,010 shares of common stock in connection with the ATM at per share prices between $1.23 and $2.11, resulting in net proceeds to the Company of approximately $1,300,000 after subtracting sales commissions and other offering expenses (see Note 10).

Note 12 - Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share with rights, preferences, privileges and restrictions as to be determined by the Company’s Board of Directors.

Series 4 Convertible Preferred Stock

On April 20, 2018, the Company filed with the Secretary of State of the State of Nevada the Certificate of Designation that created the Series 4 Convertible Preferred Stock (“Series 4 Preferred”), authorized 10,415 shares of Series 4 Preferred and designated the preferences, rights and limitations of the Series 4 Preferred. The Series 4 Preferred is non-voting (except to the extent required by law) and was convertible into the number of shares of common stock, determined by dividing the aggregate stated value of the Series 4 Preferred of $1,000 per share to be converted by $828.00 (the “Conversion Price”). As of March 31, 2020, there was 1 share of Series 4 Preferred outstanding.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

Note 12 - Preferred Stock (continued)

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

As of March 31, 2020, there were 126 shares of Series 5 Convertible Preferred Stock outstanding.

Note 13 - Authorized Share Increase and Reverse Stock Split

On January 3, 2020, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada to effect a 1-for-45 reverse stock split of the Company’s issued and outstanding shares of common stock, effective as of January 7, 2020.

The condensed consolidated financial statements and accompanying notes give effect to 1-for-45 reverse stock split as if it occurred at the first period presented.

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

The aggregate number of shares that may be awarded as of March 31, 2020 under the 2011 Plan and the 2018 Plan were 417,270 and 11,230,073, respectively. As of March 31, 2020, 120,796 of options were granted to employees, directors and consultants of the Company (including 1 share outside of the Company’s Option Plans) and 11,526,548 options were available for future grant under the Option Plans.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

Note 14 - Stock Options (continued)

During the three months ended March 31, 2020, no stock options were granted to consultants or employees of the Company.

During the three months ended March 31, 2020 and 2019, the Company recorded a charge of approximately $399,000 and $648,000, respectively, for the amortization of employee stock options.

As of March 31, 2020, the fair value of non-vested options totalled approximately $496,000, which will be amortized to expense over the weighted average remaining term of 0.38 years.

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

The Company maintains cash deposits with financial institutions, which, from time to time, may exceed federally insured limits. Cash is also maintained at foreign financial institutions for its Canadian subsidiary and its majority-owned India subsidiary. Cash in foreign financial institutions as of March 31, 2020 and December 31, 2019 was immaterial. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash.

The following table sets forth the percentages of revenue derived by the Company from those customers, which accounted for at least 10% of revenues during the three-month period ended March 31, 2020 and 2019 (in thousands):

	For the Three Months Ended March 31, 2020		For the Three Months Ended March 31, 2019
	$	%	$	%
Customer A	500	28%	750	55%
Customer B	305	17%	306	22%

As of March 31, 2020, Customer C represented approximately 32% and Customer A represented approximately 27 % of total accounts receivable. As of March 31, 2019, Customer A represented approximately 37%, Customer C represented approximately 22%, Customer D represented approximately 11%, and Customer E represented approximately 11% of total accounts receivable.

As of March 31, 2020, two vendors represented approximately 41% and 16% of total gross accounts payable. Purchases from these vendors during the three months ended March 31, 2020 was $0.  As of March 31, 2019, one vendor represented approximately 43% of total gross accounts payable. Purchases from this vendor during the three months ended March 31, 2019 was $0.

For the three months ended March 31, 2020, five vendors represented approximately 28%, 21%, 17%, 16%, and 15% of total purchases. For the three months ended March 31, 2019, two vendors represented approximately 44% and 56% of total purchases.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

Note 16 - Foreign Operations

The Company’s operations are located primarily in the United States, Canada, and India. Revenues by geographic area are attributed by country of domicile of the Company’s subsidiaries. The financial data by geographic area are as follows (in thousands):

	United
	States	Canada	India	Eliminations	Total
For the Three Months Ended March 31, 2020:
Revenues by geographic area	$1,179	$1,348	$128	$(851)	$1,804
Operating income (loss) by geographic area	$(5,376)	$(135)	$(55)	$--	$(5,566)
Net income (loss) by geographic area	$(6,069)	$(43)	$(56)	$--	$(6,168)

For the Three Months Ended March 31, 2019:
Revenues by geographic area	$1,361	$2	$68	$(68)	$1,363
Operating income (loss) by geographic area	$(4,527)	$(308)	$(28)	$--	$(4,863)
Net income (loss) by geographic area	$(4,814)	$(308)	$(28)	$--	$(5,150)

As of March 31, 2020:
Identifiable assets by geographic area	$11,738	$8,804	$396	$--	$20,938
Long lived assets by geographic area	$3,404	$6,194	$305	$--	$9,903

As of December 31, 2019:
Identifiable assets by geographic area	$11,061	$9,675	$483	$--	$21,219
Long lived assets by geographic area	$4,347	$6,981	$345	$--	$11,673

Note 17 - Related Party Transactions

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

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

Note 17 - Related Party Transactions (continued)

Sysorex Note Purchase Agreement (continued)

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

The amount owed for principal and accrued interest by Sysorex to the Company as of March 31, 2020 and December 31, 2019 was approximately $10.6 million. The Secured Note has been classified as “held for sale” and the Company, with the assistance of a third-party valuation firm, estimated the fair value of such using Sysorex financial projections, a discounted cash flow model and a 12.3% discount rate. As a result, the Company established a full valuation allowance as of March 31, 2020. The Company is required to periodically re-evaluate the carrying value of the note and the related valuation allowance based on various factors, including, but not limited to, Sysorex’s performance and collectability of the note. Sysorex’s performance against those financial projections will directly impact future assessments of the fair value of the note.

Sysorex Receivable

On February 20, 2019, the Company, Sysorex and Atlas Technology Group, LLC (“Atlas”) entered into a settlement agreement resulting in a net award of $941,796 whereby Atlas agreed to accept an aggregate of 16,655 shares of freely-tradable common stock of the Company in full satisfaction of the award.  The Company and Sysorex each agreed pursuant to the terms and conditions of that certain Separation and Distribution Agreement, dated August 7, 2018, as amended, that 50% of the costs and liabilities related to the arbitration action would be shared by each party following the Spin-off. As a result, Sysorex owes the Company $559,121 for the settlement plus the interest accrued through March 31, 2020 of approximately $72,949. The total owed to the Company for this settlement as of March 31, 2020 was $632,070.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

Note 18 - Leases

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

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

Note 18 - Leases (continued)

Right-of-use assets is summarized below (in thousands):

As of March 31, 2020
Palo Alto, CA Office	$808
Encino, CA Office	194
Hyderabad, India Office	355
Coquitlam, Canada Office	252
Westminster, Canada Office	9
Toronto, Canada Office	372
Less accumulated amortization	(615)
Right-of-use asset, net	$1,375

Lease expense for operating leases recorded in the balance sheet is included in operating costs and expenses and is based on the future minimum lease payments recognized on a straight-line basis over the term of the lease plus any variable lease costs. Operating lease expenses, inclusive of short-term and variable lease expenses, recognized in the Company’s condensed consolidated statement of income for the three-month period ended March 31, 2020 was $271,000.

During the three-month period ended March 31, 2020, the Company recorded $124,264 as rent expense to the right-of-use assets.

Lease liability is summarized below (in thousands):

As of March 31, 2020
Total lease liability	$1,401
Less: short term portion	(634)
Long term portion	$767

Maturity analysis under the lease agreement is as follows (in thousands):

Year ending December 31, 2020	$533
Year ending December 31, 2021	572
Year ending December 31, 2022	330
Year ending December 31, 2023	113
Year ending December 31, 2024	15
Total	$1,563
Less: Present value discount	(162)
Lease liability	$1,401

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the date of adoption of Topic 842. As of March 31, 2020, the weighted average remaining lease term is 2.51 years and the weighted average discount rate used to determine the operating lease liabilities was 8.0%.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

Note 19 - Commitments and Contingencies

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

Compliance with Nasdaq Continued Listing Requirement

On May 30, 2019, the Company received a deficiency letter from Nasdaq indicating that, based on the Company’s closing bid price for the last 30 consecutive business days, the Company did not comply with the minimum bid price requirement of $1.00 per share, as set forth in Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq listing Rule 5810(c)(3)(A), the Company was provided a period of 180 calendar days, or until November 26, 2019, in which to regain compliance. In order to regain compliance with the minimum bid price requirement, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of ten consecutive business days without effecting a reverse split.

In addition to the failure to comply with Nasdaq Listing Rule 5550(a)(2), the Nasdaq Staff advised us that the Company’s history of non-compliance with Nasdaq’s minimum bid price requirement, the corresponding history of reverse stock splits, the dilutive effect of the Offering and an inability to cure the bid price deficiency organically without effecting a reverse stock split prior to November 26, 2019 could raise public interest concerns under Nasdaq Listing Rule 5101 and could result in the Nasdaq Staff issuing a delisting determination with respect to the Company’s common stock (subject to any appeal the Company may file). Nasdaq rules provide that Nasdaq may suspend or delist particular securities based on any event, condition or circumstance that exists or occurs that makes continued listing of the securities on Nasdaq inadvisable or unwarranted in the opinion of the Nasdaq Staff, even though the securities meet all enumerated criteria for continued listing on Nasdaq. In that regard, the Nasdaq Staff has discretion to determine that the Company’s failure to comply with the minimum bid price rule or any subsequent price-based market value requirement or the dilutive effect of the an offering, constitutes a public interest concern and while the Company would have an opportunity to appeal, the Company cannot assure that Nasdaq would not exercise such discretionary authority or that the Company would be successful if such discretion is exercised and the Company appeals.

On November 27, 2019, the Company received notice from the Nasdaq Listing Qualifications Department of the Nasdaq Stock Market LLC that based upon the Company’s continued non-compliance with the minimum $1.00 bid price requirement for continued listing set forth in Nasdaq Listing Rule 5550(a)(2), the Company’s common stock would be subject to delisting from the Nasdaq Capital Market (the “Staff Delisting Determination”), unless the Company timely requested an appeal hearing before the Nasdaq Hearings Panel. The Company requested such hearing which was held on January 23, 2020, following the Company’s implementation of a reverse stock split effective on January 7, 2020.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

Note 19 - Commitments and Contingencies (continued)

Compliance with Nasdaq Continued Listing Requirement (continued)

On February 5, 2020, the Company received a letter from the Office of General Counsel of Nasdaq informing us that the Nasdaq Hearings Panel (the “Panel”) granted the Company’s request to continue the listing of the Company’s common stock on Nasdaq. The Panel also determined to impose a Panel Monitor pursuant to Nasdaq Listing Rule 5815(d)(4)(A) to last until February 5, 2021 (“Panel Monitor Period”). If at any time before February 5, 2021, the Staff or the Panel determines that the Company has failed to meet the minimum bid price requirement for a period of 30 consecutive trading days or any other requirement for continued listing on Nasdaq, the Panel will direct the Staff to issue a Staff Delisting Determination and the Hearings Department will promptly schedule a new hearing, with the initial Panel or a newly convened Panel if the initial Panel is unavailable. During the monitor period, the Company is obligated to notify the Panel immediately, in writing, in the event the Company’s bid price falls below the minimum requirement for any reason, or if the Company falls out of compliance with any applicable listing requirement.

Note 20 - Subsequent Events

On April 13, 2020, the Company entered into a subscription agreement with a provider in connection with the issuance by the Company of an aggregate of 183,486 shares of the Company’s common stock at a purchase price of $1.09 per share in satisfaction of an aggregate of $200,000 payable to the provider by the Company for legal services rendered.

At-The-Market Program

During the quarter ending June 30, 2020, the Company issued 9,551,636 shares of common stock in connection with the ATM, at per share prices between $1.13 and $1.28, resulting in net proceeds to the Company of approximately $10,623,000 after subtracting sales commissions of 4% of gross proceeds.

Note Exchanges

During the quarter ending June 30, 2020, the Company exchanged approximately $2,257,000 of the outstanding principal and interest under notes for 2,019,737 shares of the Company’s common stock at exchange prices between $1.09 and $1.19 per share.

Stock Option Grants

During the quarter ending June 30, 2020, the Company granted options under the 2018 Plan for the purchase of 5,567,500 shares of common stock to employees and consultants of the Company. These options are 100% vested or vest pro-rata over 12 to 48 months, have a life of ten years and an exercise price of $1.10 per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC. In addition to our historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q, particularly in Part II, Item 1A, “Risk Factors.”

Except where indicated, all share and per share data in this section, as well as the condensed consolidated financial statements, reflect the 1-for-45 reverse split of our common stock effective on January 7, 2020.

Overview of Our Business

We are an indoor intelligence company. Our business and government customers use our solutions to secure, digitize and optimize their indoor spaces with our positioning, mapping and analytics products. Our indoor intelligence platform uses sensor technology to detect accessible cellular, Wi-Fi, Bluetooth, ultra-wide band “UWB” and radio frequency identification “RFID” signals emitted from devices within a venue providing positional information similar to what global positioning system (“GPS”) satellite systems provide for the outdoors. Combining this positional data with our dynamic and interactive mapping solution and a high-performance analytics engine, yields near real time insights to our customers providing them with visibility, security and business intelligence within their indoor spaces. Our highly configurable platform can also ingest data from our customers’ and other third party sensors, Wi-Fi access points, Bluetooth beacons, video cameras, and big data sources, among others to maximize indoor intelligence. We also offer digital tear-sheets with optional invoice integration, digital ad delivery, and an e-edition designed for reader engagement for the media, publishing and entertainment industry. Our Indoor Intelligence products secure, digitize and optimize the interior of any premises with indoor positioning and data analytics that provide rich positional information, similar to a global positioning system, and browser-like intelligence for the indoors.

Revenues increased in the three months ended March 31, 2020 over the same period in 2019 by approximately 32% primarily due to an increase in revenue from mapping services. The Indoor Intelligence product line does have long sales cycles, which result from customer-related issues such as budget and procurement processes but also because of the early stages of indoor-positioning technology and the learning curve required for customers to implement such solutions. Customers also often engage in a pilot program first which prolongs sales cycles and is typical of most emerging technology adoption curves. Indoor Intelligence sales can be licensed-based with government customers but commercial customers may prefer a SaaS or subscription model. Our other digital solutions are also delivered on a SaaS model and allow us to generate industry analytics that complement our indoor-positioning solutions.

We experienced a net loss of approximately $6.2 million and $5.2 million for the three months ended March 31, 2020 and 2019, respectively. We cannot assure you that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. In order to continue our operations, we have supplemented the revenues we earned with proceeds from the sale of our equity and debt securities and proceeds from loans and bank credit lines. While we believe that our recent debt financing in which we raised aggregate gross proceeds of $5 million, in addition to the capital raised or that may be raised in connection with sales under our at-the-market equity facility (the “ATM”) in an aggregate amount of up to $50 million, in addition to the availability on the purchase order and receivables financing facility with Payplant, LLC (“Payplant”) to finance purchase orders and invoices in an amount equal to 80% of the face value of purchase orders received and funds from revenue may be sufficient to fund planned operations for the next 12 months from the date the financial statements are issued, the impact of the COVID-19 pandemic on our business and results of operations is uncertain at this time. We have been able to continue operations remotely and have not seen a significant impact in the demand for certain products including our SaaS or subscription based services and products, certain projects and customer requests have had to be delayed either because they require onsite services which could not be performed while shelter in place orders have been in effect or because of the uncertainty of the customer’s financial position and ability to invest in our technology. However, we have also seen an increase in interest in our indoor intelligence solutions for workplace readiness which is directed at enterprise organizations and government agencies to assist them in optimizing the use of their facilities as well as in developing and monitoring compliance with corporate policies and government regulations for physical distancing, exposure notification, and the identification of high traffic areas for sanitizing and cleaning in order to keep their employees healthier and safer within the workplace. If we are successful in expanding the adoption of our products and services for this solution, we may be able to offset any revenue loss that may be experienced, however, there are no assurances that we will be successful or that we will be able to offset any losses, if realized. In addition, if general economic or other conditions resulting from COVID 19 or other events materiality impact the liquidity of our common stock or ability to access capital from the ATM in addition to our ability to generate revenue from the sales of our products and services, we will not have sufficient funds to support our operations for the next 12 months.  The Company is also pursuing possible strategic transactions and may raise such additional capital as needed, using our equity securities, an assignment of our note receivable from Sysorex, Inc. (“Sysorex”) and/or cash and debt financings in combinations appropriate for each acquisition. We cannot assure that we will be able to raise sufficient capital as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to scale back our business operations by reducing expenditures for employees, consultants, business development and marketing efforts, selling assets or one or more products in our business, or otherwise severely curtailing our operations.

 Corporate Strategy Update

Management continues to pursue a corporate strategy that is focused on building and developing our business as a provider of end-to-end solutions ranging from the collection of data to delivering insights from that data to our customers with a focus on securing, digitizing and optimizing premises with our indoor positioning, mapping and analytics solutions for businesses and governments. In connection with such strategy and to facilitate our long-term growth, we continue to evaluate various strategic transactions and acquisitions of companies with technologies and intellectual property (“IP”) that complement those goals by adding technology, differentiation, customers and/or revenue. We are primarily looking for accretive acquisitions that have business value and operational synergies, but will be opportunistic for other strategic and/or attractive transactions. We believe these complementary technologies will add value to the Company and allow us to provide a comprehensive indoor intelligence platform, offering a one-stop shop to our customers.  Candidates with proven technologies that complement our overall strategy may come from anywhere in the world, as long as there are strategic and financial reasons to make the acquisition. In addition, we are also exploring opportunities that will supplement our revenue growth. If we make any acquisitions in the future, we expect that we may pay for such acquisitions using our equity securities, an assignment of our note receivable from Sysorex Inc. (“Sysorex”) and/or cash and debt financings in combinations appropriate for each acquisition. In furtherance of this strategy, over the last year, we enhanced our product offerings and expanded our intellectual property portfolio by completing several strategic transactions, including, the acquisition of (1) Locality Systems, Inc. (“Locality”), a technology company based near Vancouver, Canada, specializing in wireless device positioning and radio frequency (“RF”) augmentation of video surveillance systems and (2) Jibestream Inc. (“Jibestream”), a provider of a highly configurable intelligent indoor mapping platform to expand our suite of products. In addition, we acquired certain GPS products, software, technologies, and intellectual property from GTX Corp (“GTX”), a U.S. based company specializing in GPS technologies.

Recent Events

Reverse Stock Split

During the first quarter ended March 31, 2020, on January 7, 2020, we effected a 1-for-45 reverse split of our outstanding common stock.

Equity Distribution Agreement

On March 3, 2020, we entered into an Equity Distribution Agreement with Maxim Group LLC (“Maxim”) under which we may offer and sell shares of our common stock in connection with the ATM in an aggregate offering amount of up to $50 million from time to time through Maxim, acting exclusively as our sales agent (the “Offering”). We intend to use the net proceeds of the Offering primarily for working capital and general corporate purposes. We may also use a portion of the net proceeds to invest in or acquire businesses or technologies that we believe are complementary to our own. We issued 937,010 shares of common stock during the quarter ended March 31, 2020, in connection with the ATM at per share prices between $1.23 and $2.11, resulting in net proceeds to the Company of approximately $1,328,096, after paying Maxim compensation of approximately $55,337, based on a rate of 4% of the gross sales.

Subsequent to the quarter ended March 31, 2020, we have issued 9,551,636 shares of common stock in connection with the ATM, at per share prices between $1.13 and $1.28, resulting in net proceeds to the Company of approximately $10,622,893 after paying Maxim compensation of approximately $442,621, based on a rate of 4% of the gross sales.

Such sales were made pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-223960), which was filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2018, as amended on May 15, 2018, and declared effective on June 5, 2018 (the “Registration Statement”), and a base prospectus dated as of June 5, 2018 included in the Registration Statement and the prospectus supplement relating to the offering filed with the SEC on March 3, 2020.

 Note Exchanges

During the first quarter ended March 31, 2020, we entered into exchange agreements with a noteholder pursuant to which we issued an aggregate of 1,896,557 shares of common stock in exchange for the satisfaction of an aggregate amount of approximately $4,194,030 of the outstanding balance of promissory notes issued on May 3, 2019 and June 27, 2019 to the holders of such notes at exchange prices between $1.12 and $4.05 per share, in each case at a price per share equal to Nasdaq’s “minimum price” as defined by Nasdaq Listing Rule 5635(d).

Subsequent to the quarter ended March 31, 2020, we entered into exchange agreements pursuant to which we issued an aggregate of 2,019,737 shares of common stock in exchange for the satisfaction of an aggregate amount of approximately $2,256,790 of the outstanding balance of promissory notes issued on December 21, 2018 and August 8, 2019 to the holders of such notes at exchange prices between $1.09 and $1.19 per share.

Promissory Note

On March 18, 2020, we entered into a note purchase agreement (the “Purchase Agreement”) with Iliad Research & Trading, L.P. (the “Holder”), pursuant to which we issued and sold to the Holder an unsecured promissory note (the “Note”) in an aggregate initial principal amount of $6,465,000.00 (the “Initial Principal Amount”), which is payable on or before the date that is 12 months from the issuance date (the “Maturity Date”). The Initial Principal Amount includes an original issue discount of $1,450,000.00 and $15,000.00 that we agreed to pay to the Holder to cover the Holder’s legal fees, accounting costs, due diligence, monitoring and other transaction costs. In exchange for the Note, the Holder paid an aggregate purchase price of $5,000,000.00 (the “Transaction”). The Note is payable on or before the date that is 12 months from the issuance date. Interest on the note accrues at a rate of 10% per annum and is payable on the maturity date or otherwise in accordance with the note. We may pay all or any portion of the amount owed earlier than it is due in an amount equal to 115% of the portion of the outstanding balance the Company elects to prepay.

Redemption. Beginning on the date that is 6 months from the issuance date and at the intervals indicated below until the Note is paid in full, the Holder has the right to redeem up to an aggregate of 1/3 of the initial principal balance of the Note each month (each monthly exercise, a “Monthly Redemption Amount”) by providing written notice (each, a “Monthly Redemption Notice”); provided, however, that if the Holder does not exercise any Monthly Redemption Amount in its corresponding month then such Monthly Redemption Amount shall be available for the Holder to redeem in any future month in addition to such future month’s Monthly Redemption Amount. Upon receipt of Monthly Redemption Notice, we are required to the applicable Monthly Redemption Amount in cash to the Holder within five business days of receipt.

Monitoring Fee. If the Note is still outstanding on the date that is six (6) months from the issuance date, then a one-time monitoring fee equal to ten percent (10%) of the then-current outstanding balance shall be added to the Note.

In addition, at any time while the Note is outstanding, if we intend to enter into a financing pursuant to which we will issue securities that (A) have or may have conversion rights of any kind, contingent, conditional or otherwise, in which the number of shares that may be issued pursuant to such conversion right varies with the market price of the Company’s common stock, or (B) are or may become convertible into common stock (including without limitation convertible debt, warrants or convertible preferred stock), with a conversion price that varies with the market price of the common stock, even if such security only becomes convertible following an event of default, the passage of time, or another trigger event or condition (a “Future Offering”), then we must first offer such opportunity to the Holder on the same terms no later than five (5) trading days immediately prior to the trading day of the expected announcement of the Future Offering (the “Right of First Refusal”). If the Holder is unwilling or unable to provide such financing then we may obtain such financing upon the exact same terms and conditions offered to the Holder, which must be completed within 30 days after the date of the notice. If we do not receive the financing within 30 days after the date of the notice, then we must again offer the financing opportunity to the Holder as described above, and the process detailed above will be repeated. The Right of First Refusal does not apply to an Exempt Issuance (as defined in the Purchase Agreement) or to a registered offering made pursuant to a registration statement on Form S-1 or Form S-3.

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

Software As A Service Revenue Recognition

With respect to sales of our maintenance, consulting and other service agreements including our digital tear-sheets, customers pay fixed monthly fees in exchange for the Company’s service. The Company’s performance obligation is satisfied over time as the digital tear-sheets are provided continuously throughout the service period. The Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous access to its service.

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

Professional Services Revenue Recognition

The Company’s professional services include fixed fee and time and materials contracts. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and materials contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts including maintenance service provided by in house personnel, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the three months ended March 31, 2020 AND 2019, the Company did not incur any such losses. These amounts are based on known and estimated factors.

Contract Balances

The timing of our revenue recognition may differ from the timing of payment by our customers. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. As of March 31, 2020, the Company had deferred revenue of approximately $692,000 related to software license agreements and approximately $185,000 related to cash received in advance for product maintenance services provided by the Company’s technical staff. The Company expects to satisfy its remaining performance obligations for these maintenance services and recognize the deferred revenue and related contract costs over the next twelve months.

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

When assessing the recoverability of our long-lived assets, which include property and equipment and finite-lived intangible assets, we make assumptions regarding estimated future cash flows and other factors. Some of these assumptions involve a high degree of judgment and also bear a significant impact on the assessment conclusions. Included among these assumptions are estimating undiscounted future cash flows, including the projection of comparable sales, operating expenses, capital requirements for maintaining property and equipment and residual value of asset groups. We formulate estimates from historical experience and assumptions of future performance, based on business plans and forecasts, recent economic and business trends, and competitive conditions. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge. Based on our evaluation we did not record a charge for impairment for the three months ended March 31, 2020.

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

We evaluate the remaining useful lives of long-lived assets and identifiable intangible assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. Such events or circumstances may include (but are not limited to): the effects of obsolescence, demand, competition, and/or other economic factors including the stability of the industry in which we operate, known technological advances, legislative actions, or changes in the regulatory environment. If the estimated remaining useful lives change, the remaining carrying amount of the long-lived assets and identifiable intangible assets would be amortized prospectively over that revised remaining useful life. We have determined that there were no events or circumstances during the three months ended March 31, 2020 and 2019, which would indicate a revision to the remaining amortization period related to any of our long-lived assets. Accordingly, we believe that the current estimated useful lives of long-lived assets reflect the period over which they are expected to contribute to future cash flows and are therefore deemed appropriate.

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

We continue to seek additional resources, through both capital raising efforts and meeting with industry experts, for further development of the AirPatrol, Locality, Jibestream and GTX technologies. Through March 31, 2020, we have made some progress with raising capital since these acquisitions, building our pipeline and getting industry acknowledgment. We have been recognized by leading industry analysts in a report on leading indoor positioning companies and was also awarded the IoT Security Excellence award by TMC. Management remains focused on growing revenue from these products and continues to pursue efforts to recognize the value of the AirPatrol, LightMiner, Locality, Jibestream and GTX technologies. Although there can be no assurance that these efforts will be successful, we intend to allocate financial and personnel resources when deemed possible and/or necessary. If we choose to abandon these efforts, or if we determine that such funding is not available, the related IPR&D will be subject to significant impairment.

Impairment of Long-Lived Assets Subject to Amortization

We amortize intangible assets with finite lives over their estimated useful lives and review them for impairment whenever an impairment indicator exists. We continually monitor events and changes in circumstances that could indicate carrying amounts of our long-lived assets, including our intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. We did not recognize any intangible asset impairment charges for the three months ended March 31, 2020. See “Acquired In-Process Research and Development (“IPR&D”)” for further information.

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

As of March 31, 2020 and December 31, 2019, reserves for credit losses included a reserve for doubtful accounts of approximately $471,000 and $646,000, respectively, due to the aging of the items greater than 120 days outstanding and other potential non-collections.

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

The Company incurred stock-based compensation charges of $399,000 and $890,000 for the three months ended March 31, 2020 and 2019, respectively, which are included in general and administrative expenses. The following table summarizes the nature of such charges for the periods then ended (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Compensation and related benefits	$399	$648
Professional and legal fees	--	242
Totals	$399	$890

During the three months ended March 31, 2020 there were no stock options granted to consultants or employees of the Company.

Results of Operations

Three months ended March 31, 2020 compared to three months ended March 31, 2019

The following table sets forth selected condensed consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	For the Three Months Ended
	March 31, 2020		March 31, 2019
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	% Change*

Revenues	$1,804	100%	$1,363	100%	32%
Cost of revenues	$510	28%	$337	25%	51%
Gross profit	$1,294	72%	$1,026	75%	26%
Operating expenses	$6,860	380%	$5,889	432%	16%
Loss from operations	$(5,566)	(309)%	$(4,863)	(357)%	14%
Net loss	$(6,168)	(342)%	$(5,150)	(378)%	20%
Net loss attributable to stockholders of Inpixon	$(6,158)	(341)%	$(5,145)	(377)%	20%

*	Amounts used to calculate dollar and percentage changes are based on numbers in the thousands. Accordingly, calculations in this item, which may be rounded to the nearest hundred thousand, may not produce the same results.

Revenues

Revenues for the three months ended March 31, 2020 were $1,804,000 compared to $1,363,000 for the comparable period in the prior year for an increase of $441,000, or approximately 32%. Revenues increased in the first quarter of 2020 over the prior period in 2019 primarily due to an increase in revenue from mapping services, which we did not have in 2019.

 Cost of Revenues

Cost of revenues for the three months ended March 31, 2020 were $510,000 compared to $337,000 for the comparable period in the prior year. This increase of $173,000, or approximately 51%, was primarily attributable to the increase in mapping revenue during the first quarter ended March 31, 2020.

The gross profit margin for the three months ended March 31, 2020 was 72% compared to 75% for the first quarter ended March 31, 2019. This decrease in margin is primarily due to lower margins associated with our mapping services during the first quarter ended March 31, 2020.

Operating Expenses

Operating expenses for the three months ended March 31, 2020 were $6.9 million and $5.9 million for the comparable period ended March 31, 2019. This increase of approximately $1.0 million is primarily attributable to the additional operating expenses from the Jibestream acquisition and increase in professional fees.

Loss From Operations

Loss from operations for the three months ended March 31, 2020 was $5.6 million as compared to $4.9 million for the comparable period in the prior year. This increase of approximately $0.7 million was primarily attributable to the higher gross margin offset by higher operating expenses during the three months ended March 31, 2020 as discussed in the reporting caption above.

Other Income/Expense

Other income/expense for the three months ended March 31, 2020 was a loss of $689,000 compared to a loss of $287,000 for the comparable period in the prior year. This increase in loss of $402,000 is primarily attributable to the increase in interest expense and debt discount on promissory notes in the first quarter ended March 31, 2020.

Provision for Income Taxes

There was no provision for corporate income taxes for the three months ended March 31, 2020 and 2019 as the Company was in a net taxable loss position. Deferred tax assets resulting from such losses are fully reserved as of March 31, 2020 and 2019 since, at present, the Company has no history of taxable income and it is more likely than not that such assets will not be realized. The Company recorded an income tax benefit of approximately $87,000 during the three months ended March 31, 2020 for the reduction of the deferred tax liability related to the amortization of the Locality and Jibestream intangibles.

Net Loss Attributable To Non-Controlling Interest

Net loss attributable to non-controlling interest for the three months ended March 31, 2020 was $10,000 compared to net loss of $5,000 for the comparable period in the prior year. This increase in loss of $5,000 was attributable to the gain from Inpixon India and is immaterial.

Net Loss Attributable To Stockholders of Inpixon

Net loss attributable to stockholders of Inpixon for the three months ended March 31, 2020 was $6.2 million compared to $5.2 million for the comparable period in the prior year. The higher loss of approximately $1.0 million was primarily attributable to higher gross margin offset by higher operating and interest expense during the first quarter ended March 31, 2020.

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

Adjusted EBITDA for the three months ended March 31, 2020 was a loss of $3.9 million compared to a loss of $2.6 million for the prior period in 2019.

The following table presents a reconciliation of net income/loss attributable to stockholders of Inpixon, which is our GAAP operating performance measure, to Adjusted EBITDA for the three months ended March 31, 2020 and 2019 (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Net loss attributable to common stockholders	$(6,158)	$(6,395)
Adjustments:
Non-recurring one-time charges:
Loss on exchange of debt for equity	86	--
Settlement of litigation	--	6
Acquisition transaction/financing costs	28	137
Provision for doubtful accounts	--	105
Deemed dividend for triggering of warrant down round feature	--	1,250
Stock-based compensation - compensation and related benefits	399	890
Interest expense, net	621	356
Income tax benefit	(87)	--
Depreciation and amortization	1,226	1,043
Adjusted EBITDA	$(3,885)	$(2,608)

We rely on Adjusted EBITDA, which is a non-GAAP financial measure for the following:

●	to review and assess the operating performance of our Company as permitted by Accounting Standards Codification Topic 280, Segment Reporting;

●	to compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	as a basis for allocating resources to various projects;

●	as a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	to evaluate internally the performance of our personnel.

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

Even though we believe Adjusted EBITDA is useful for investors, it does have limitations as an analytical tool. Thus, we strongly urge investors not to consider this metric in isolation or as a substitute for net income (loss) and the other condensed consolidated statement of operations data prepared in accordance with GAAP. Some of these limitations include the fact that:

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

Proforma Non-GAAP Net Loss per Share

Basic and diluted net loss per share for the three months ended March 31, 2020 was ($1.22) compared to ($64.01) for the prior period in 2019.

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

Proforma non-GAAP net loss per basic and diluted common share for the three months ended March 31, 2020 was ($0.92) compared to a loss of ($31.98) per share for the prior period in 2019.

The following table presents a reconciliation of net loss per basic and diluted share, which is our GAAP operating performance measure, to proforma non-GAAP net loss per share for the periods reflected (in thousands, except per share data):

	For the Three Months Ended March 31,
(thousands, except per share data)	2020	2019
Net loss attributable to common stockholders	$(6,158)	$(6,395)
Adjustments:
Non-recurring one-time charges:
Loss on the exchange of debt for equity	86	--
Settlement of litigation	--	6
Acquisition transaction/financing costs	28	137
Provision for doubtful accounts	--	105
Deemed dividend for triggering of warrant down round feature	--	1,250
Stock-based compensation - compensation and related benefits	399	890
Amortization of intangibles	1,016	812
Proforma non-GAAP net loss	$(4,629)	$(3,195)
Proforma non-GAAP net loss per basic and diluted common share	$(0.92)	$(31.98)
Weighted average basic and diluted common shares outstanding	5,038,515	99,903

We rely on proforma non-GAAP net loss per share, which is a non-GAAP financial measure:

●	to review and assess the operating performance of our Company as permitted by Accounting Standards Codification Topic 280, Segment Reporting;

●	to compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	as a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	to evaluate internally the performance of our personnel.

We have presented proforma non-GAAP net loss per share above because we believe it conveys useful information to investors regarding our operating results. We believe it provides an additional way for investors to view our operations, when considered with both our GAAP results and the reconciliation to net income (loss), and that by including this information we can provide investors with a more complete understanding of our business. Specifically, we present proforma non-GAAP net loss per share as supplemental disclosure because:

●	we believe proforma non-GAAP net loss per share is a useful tool for investors to assess the operating performance of our business without the effect of non-cash items including stock based compensation, amortization of intangibles and one time charges including gain on the settlement of obligations, severance costs, provision for doubtful accounts, change in the fair value of shares to be issued, acquisition costs and the costs associated with public offerings;

●	we believe that it is useful to provide to investors a standard operating metric used by management to evaluate our operating performance; and

●	we believe that the use of proforma non-GAAP net loss per share is helpful to compare our results to other companies.

Liquidity and Capital Resources as of March 31, 2020

Our current capital resources and operating results as of and through March 31, 2020, consist of:

1)	an overall working capital deficit of $6.2 million;

2)	cash of approximately $6.1 million;

3)	ATM equity facility in an aggregate offering amount of up to $50 million of which we have raised approximately $1.4 million of gross proceeds as of March 31, 2020;

4)	the Payplant credit facility which we may borrow against based on eligible assets with a balance of $0 as of March 31, 2020; and

5)	net cash used by operating activities for the period of $4.5 million.

The breakdown of our overall working capital deficit is as follows (in thousands):

Working Capital	Assets	Liabilities	Net
Cash and cash equivalents	$6,111	$--	$6,111
Accounts receivable, net / accounts payable	1,484	1,794	(310)
Operating lease obligation	--	634	(634)
Prepaid licenses and maintenance contracts/deferred revenue	--	877	(877)
Notes and other receivables / Short-term debt	76	9,028	(8,952)
Other	704	2,215	(1,511)
Total	$8,375	$14,548	$(6,173)

Net cash used in operating activities during the three months ended March 31, 2020 of $4.5 million consists of net loss of $6.2 million offset by non-cash adjustments of $2.7 million less net cash changes in operating assets and liabilities of $1.0 million.

While the Company believes that its recent debt financing, access to capital in connection with the sale of its securities under the ATM, availability on the Payplant facility to finance purchase orders and invoices in an amount equal to 80% of the face value of purchase orders received, and funds from revenue may be sufficient to fund planned operations for the next 12 months from the date the financial statements are issued, the impact of the COVID-19 pandemic on our business and results of operations is uncertain at this time. While we have been able to continue operations remotely and have not seen a significant impact in certain products including our SaaS or subscription based services and products, certain projects and customer requests have had to be delayed either because they require onsite services which could not be performed while shelter in place orders have been in effect or because of the uncertainty of the customer’s financial position and ability to invest in our technology. However, we have also seen an increase in interest in our indoor intelligence solutions for workplace readiness which is directed at enterprise organizations and government agencies to assist them in optimizing the use of their facilities as well as in developing and monitoring compliance with corporate policies and government regulations for physical distancing, exposure notification, and the identification of high traffic areas for sanitizing and cleaning in order to keep their employees healthier and safer within the workplace. If we are successful in expanding the adoption of our products and services for this solution, we may be able to offset any revenue loss that may be experienced, however, there are no assurances that we will be successful or that we will be able to offset any losses, if realized. In addition, if general economic or other conditions resulting from COVID 19 or other events materiality impact the liquidity of our common stock or ability to access capital from the ATM in addition to our ability to generate revenue from the sales of our products and services, there are no assurances that we will have sufficient funds to support our operations for the next 12 months.  The Company is also pursuing possible strategic transactions and may raise such additional capital as needed, using our equity securities, an assignment of our note receivable from Sysorex, Inc. (“Sysorex”) and/or cash and debt financings in combinations appropriate for each acquisition.

Going Concern and Management Plans

Our condensed consolidated financial statements as of March 31, 2020 have been prepared under the assumption that we will continue as a going concern for the next twelve months from the date the financial statements are issued. Footnote 1 to the notes to our condensed consolidated financial statements as of March 31, 2020 include language referring to our recurring and continuing losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Management’s plans and assessment of the probability that such plans will mitigate and alleviate any substantial doubt about the Company’s ability to continue as a going concern, is dependent upon the ability to obtain additional equity or debt financing, attain further operating efficiency, reduce expenditures, and, ultimately, to generate sufficient levels of revenue, which together represent the principal conditions that raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements as of March 31, 2020 do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources – Payplant

As of March 31, 2020, the principal amount outstanding under the Payplant Loan Agreement was $0.

Liquidity and Capital Resources as of March 31, 2020 Compared to March 31, 2019

The Company’s net cash flows used in operating, investing and financing activities for the three months ended March 31, 2020 and 2019 and certain balances as of the end of those periods are as follows (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(4,535)	$(3,493)
Net cash used in investing activities	(209)	(255)
Net cash provided by financing activities	6,104	6,578
Effect of foreign exchange rate changes on cash	(27)	(8)
Net increase in cash	$1,333	$2,822

	As of March 31, 2020	As of December 31, 2019
Cash and cash equivalents	$6,111	$4,777
Working capital (deficit)	$(6,173)	$(6,975)

Operating Activities for the three months ended March 31, 2020

Net cash used in operating activities during the three months ended March 31, 2020 was $4.5 million. The cash flows related to the three months ended March 31, 2020 consisted of the following (in thousands):

Net loss	$(6,168)
Non-cash income and expenses	2,662
Net change in operating assets and liabilities	(1,029)
Net cash used in operating activities	$(4,535)

The non-cash income and expense of $2.7 million consisted primarily of the following (in thousands):

$1,226	Depreciation and amortization expenses (including amortization of intangibles) primarily attributable to the Shoom, AirPatrol, LightMiner, Locality, GTX, and Jibestream, which were acquired effective August 31, 2013, April 16, 2014, November 21, 2016, May 21, 2019, June 27, 2019, and August 15, 2019, respectively.
157	Amortization of right of use asset
399	Stock-based compensation expense attributable to warrants and options issued as part of Company operations
86	Loss on exchange of debt for equity
868	Amortization of debt discount
(87)	Income tax benefit
13	Other
$2,662	Total non-cash income

  The net use of cash in the change in operating assets and liabilities aggregated $1.0 million and consisted primarily of the following (in thousands):

$(416)	Increase in accounts receivable and other receivables
78	Decrease in inventory, other current assets and other assets
(568)	Decrease in accounts payable
2	Decrease in accrued liabilities and other liabilities
(156)	Decrease in operating lease liabilities
31	Decrease in deferred revenue
$(1,029)	Net cash used in the changes in operating assets and liabilities

Operating Activities for the three months ended March 31, 2019

Net cash used in operating activities during the three months ended March 31, 2019 was $3.5 million. The cash flows related to the three months ended March 31, 2019 consisted of the following (in thousands):

Net loss	$(5,150)
Non-cash income and expenses	2,467
Net change in operating assets and liabilities	(810)
Net cash used in operating activities	$(3,493)

The non-cash income and expense of $2.5 million consisted primarily of the following (in thousands):

$1,043	Depreciation and amortization expenses (including amortization of intangibles) primarily attributable to the Shoom, AirPatrol, LightMiner, Locality, GTX, and Jibestream, which were acquired effective August 31, 2013, April 16, 2014, November 21, 2016, May 21, 2019, June 27, 2019, and August 15, 2019, respectively.
83	Amortization of right of use asset
890	Stock-based compensation expense attributable to warrants and options issued as part of Company operations
17	Amortization of technology
250	Amortization of debt discount
105	Provision for doubtful accounts
79	Other
$2,467	Total non-cash income

  The net use of cash in the change in operating assets and liabilities aggregated $0.8 million and consisted primarily of the following (in thousands):

$(639)	Increase in accounts receivable and other receivables
(169)	Increase in inventory, other current assets and other assets
(12)	Decrease in accounts payable
72	Increase in accrued liabilities and other liabilities
(62)	Decrease in deferred revenue
$(810)	Net cash used in the changes in operating assets and liabilities

Cash Flows from Investing Activities as of March 31, 2020 and 2019

Net cash flows used in investing activities during the three months ended March 31, 2020 was $0.2 million compared to net cash flows used in investing activities during the three months ended March 31, 2019 of $0.3 million. Cash flows related to investing activities during the three months ended March 31, 2020 include $193,000 investment in capitalized software and $16,000 for the purchase of property and equipment. Cash flows related to investing activities during the three months ended March 31, 2019 include $239,000 investment in capitalized software and $16,000 for the purchase of property and equipment.

Cash Flows from Financing Activities as of March 31, 2020 and 2019

Net cash flows provided by financing activities during the three months ended March 31, 2020 was $6.1 million. Net cash flows provided by financing activities during the three months ended March 31, 2019 was $6.6 million. During the three months ended March 31, 2020, the Company received incoming cash flows of $1.3 million from the issuance of common stock, $5.0 million of proceeds from promissory notes, and $0.2 million of repayments from related parties offset by $0.2 million of loans to related party, and $150,000 of net repayments to bank facility. During the three months ended March 31, 2019, the Company received incoming cash flows of $10.9 million from the issuance of common stock, preferred stock and warrants and $652,000 of repayments from a related party offset by $4.9 million of loans to related parties and $23,000 of repayments to bank facility.

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

In connection with the preparation of this Form 10-Q, management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures were not effective.

Changes in Internal Controls

Remediation Measures

In connection with our annual report on Form 10-K for the year ended December 31, 2019, we reported a material weakness in our internal controls over financial reporting resulting from the determination following initial audit procedures that the documentation underlying the preparation of forward projections, which included copies of customer contracts underlying the basis of projecting revenues and support for the projected cost structures associated with determining the fair value of the Sysorex note as of December 31, 2019, was not supportable thereby requiring material adjustments to be made to the carrying value of the note as determined by management as of December 31, 2019. To address the material weakness, during February 2020, we have enhanced our internal technical accounting capabilities by engaging and using third-party advisors to assist in areas requiring specialized technical accounting expertise, including with respect to designing the procedures and processes associated with assessing the fair value of our equity and debt instruments.

While we believe that these actions will be sufficient to remediate the material weakness, it will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed by the end of second quarter 2020.

Except as described above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company’s management determined there were no material changes needed to internal controls as a result of the COVID-19 pandemic.

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

We face a number of significant risks and uncertainties in connection with our operations. Our business, results of operations and financial condition could be materially adversely affected by these risks. Except as disclosed below, there have been no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Risks Related to our Operations

Our financial status raises doubt about our ability to continue as a going concern.

Our cash and cash equivalents were approximately $6.1 million at March 31, 2020, compared with approximately $4.8 million at December 31, 2019. We continue to incur significant operating losses, and management expects that significant on-going operating expenditures will be necessary to successfully implement our business plan and develop and market our products. These circumstances raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements included elsewhere in this Form 10-Q are issued. Implementation of our plans and our ability to continue as a going concern will depend upon our ability to market our technology and raise additional capital.

As a result of the COVID-19 pandemic, U.S. capital markets have experienced extreme volatility and disruption, which has resulted in illiquidity in parts of the capital markets. Despite such disruption, during the quarter ended March 31, 2020, we were able to access capital resources through our ATM program with Maxim, pursuant to which we received net proceeds of approximately $1.3 million and an issuance of a promissory note in an initial principal amount of $6.45 million for cash proceeds of $5.0 million. We have continued to use our ATM program subsequent to the quarter ended March 31, 2020 and management believes that we will be able to continue to do so. Management also believes that the COVID-19 related capital markets disruption will not restrict our access to additional capital resources through possible public or private equity offerings, exchange offers, debt financings, corporate collaborations or other means. In addition, we continue to explore opportunities to strategically monetize our technology and our services, although there can be no assurance that we will be successful with such plans. We have historically been able to raise capital through debt and equity offerings, although no assurance can be provided that we will continue to be successful in the future. If we are unable to raise sufficient capital to fund our operations, we will not be able to pay our obligations as they become due.

The effects of the COVID-19 pandemic could adversely affect our business, operations, financial condition and results of operations, and the extent to which the effects of the pandemic will impact our business, operations, financial condition and results of operations remains uncertain.

The United States and the global community we serve are facing unprecedented challenges posed by the COVID-19 pandemic. The pandemic, and the preventative measures taken in response (including “shelter-in-place” or “stay-at-home” and similar orders issued by international, federal, state or local authorities), have resulted in, and are expected to continue to result in, significant volatility and business and economic disruptions and uncertainty. We have taken steps to protect our employees and we continue to operate all of our services, but the extent to which the effects of the pandemic will impact our business, operations, financial condition and results of operations is uncertain, rapidly changing and hard to predict and will depend on numerous evolving factors that we may not be able to control or predict, including:

●	the duration and scope of the pandemic;

●	the extent and effectiveness of responsive actions by authorities and the impact of these and other factors on our employees, customers and vendors;

●	the impact of the pandemic on our employees, including key personnel;

●	the extent to which we are able to maintain and replace critical internet infrastructure components, when necessary;

●	any disruption of our supply chain and the impact of such disruptions on our suppliers or our ability to deliver products and services to our customers;

●	our continued ability to execute on business continuity plans for the maintenance of our critical internet infrastructure, while most of our employees continue to work remotely; and

●	any negative impact on the demand for our services and products resulting from the economic disruption caused by the pandemic and responses thereto.

If we are unable to successfully respond to and manage the impact of the pandemic, and the resulting responses to it, our business, operations, financial condition and results of operations could be adversely impacted.

We have a significant amount of debt outstanding. Such indebtedness, along with the other contractual commitments of our Company, could adversely affect our business, financial condition and results of operations.

As of April 30, 2020, we have an aggregate outstanding principal and accrued interest balance of approximately $8.8 million underlying the promissory notes issued to Iliad Research and Trading, L.P., Chicago Venture Partners, L.P. and St. George Investments LLC, which are affiliates of each other. These promissory notes mature at different times between March 2020 and May 2020. In addition, Iliad Research and Trading, L.P and Chicago Venture Partners, L.P may, subject to current standstill agreements, require us to redeem 1/3 of the initial principal balance of their promissory notes each month in cash. The ability to meet payment and other obligations under these notes depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control as described in this Form 10-Q. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure debt, exchange debt for other securities, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet debt payment and other obligations, which could have a material adverse effect on our financial condition.

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

We identified a material weakness in our internal control over financial reporting for the year ended December 31, 2019 and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or could have a material adverse effect on our business and trading price of our securities.

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

To address the material weakness, during February 2020, we enhanced our internal technical accounting capabilities by engaging and using third-party advisors to assist in areas requiring specialized technical accounting expertise, including with respect to designing the procedures and processes associated with assessing the fair value of our equity and debt instruments.

While we believe that these actions will be sufficient to remediate the material weakness, it will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed by June 30, 2020.

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

We cannot assure you that the measures we have taken to date, together with any measures we may take in the future, will be sufficient to avoid potential future material weaknesses. If we are unable to successfully remediate any future material weakness in our internal control over financial reporting, or if we identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected. If we are unable to maintain effective internal controls, we may not have adequate, accurate or timely financial information, and we may be unable to meet our reporting obligations as a public company, including the requirements of the  Sarbanes-Oxley Act. Failure to comply with the  Sarbanes-Oxley Act, when and as applicable, could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in identification of additional material weaknesses or significant deficiencies, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed and investors could lose confidence in our reported financial information.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a) Sales of Unregistered Securities

None.

c) Issuer Purchases of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

The information set forth below is included herein for the purpose of providing the disclosure required under “Item 5.02 – Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.” of Form 8-K.

Soumya Das Salary Adjustment

On May 8, 2020, the compensation committee approved an increase by $25,000 in the base salary for Soumya Das, the Company’s Chief Operating Officer and Chief Marketing Officer from $275,000 to $300,000 as a result of the additional responsibilities resulting from the acquisitions made in 2019, including an increase in the total head count under his supervision, expanded product management responsibilities and a significant increase in operational oversight.

The information set forth below is included herein, by our option, for the purpose of providing disclosure under “Item 8.01 – Other Events.” of Form 8-K.

ATM Sales

On March 3, 2020, we entered into an Equity Distribution Agreement with Maxim Group LLC (“Maxim”) under which we may offer and sell shares of our common stock in connection with an at-the-market equity facility (“ATM”) in an aggregate offering amount of up to $50 million from time to time through Maxim, acting exclusively as our sales agent. We intend to use the net proceeds of the Offering primarily for working capital and general corporate purposes. We may also use a portion of the net proceeds to invest in or acquire businesses or technologies that we believe are complementary to our own. We issued and sold 937,010 shares of common stock during the quarter ended March 31, 2020, in connection with the ATM at per share prices between $1.23 and $2.11, resulting in net proceeds to the Company of approximately $1,328,096, after paying Maxim compensation of approximately $55,337, based on a rate of 4% of the gross sales.

Subsequent to the quarter ended March 31, 2020, we have issued 9,551,636 shares of common stock in connection with the ATM, at per share prices between $1.13 and $1.28, resulting in net proceeds to the Company of approximately $10,622,893 after paying Maxim compensation of approximately $442,621, based on a rate of 4% of the gross sales.

Such sales were made pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-223960), which was filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2018, as amended on May 15, 2018, and declared effective on June 5, 2018 (the “Registration Statement”), and a base prospectus dated as of June 5, 2018 included in the Registration Statement and the prospectus supplement relating to the offering filed with the SEC on March 3, 2020.

GTX Loan Extension

On September 16, 2019, we loaned $50,000 to GTX Corp. in accordance with the terms of the asset purchase agreement. The note began to accrue interest at a rate of 5% per annum beginning on November 1, 2019. The note was amended on May 11, 2020 to extend the maturity date from April 13, 2020 to September 13, 2020 and require monthly payments against the outstanding balance of the note. This note is included as part of other receivables in the Company’s condensed consolidated financial statements. As of March 31, 2020, the balance of the note including interest was $51,067. Proforma information has not been presented as it has been deemed to be immaterial.

Appointment of Chief Revenue Officer

We have appointed Mr. Tyler Hoffman to serve as our new Chief Revenue Officer with an anticipated start date of May 19, 2020. Mr. Hoffman will serve as our Chief Revenue Officer in accordance with the terms and conditions of an employment agreement, pursuant to which he will be compensated at an annual rate of $290,000. In addition, Mr. Hoffman will receive a bonus of up to $210,000 annually, subject to the terms and conditions of our employee bonus plan then in effect and the completion of certain performance milestones to be determined by our Chief Executive Officer, with Mr. Hoffman’s input, and payable quarterly in equal installments and prorated for any period less than a full quarter, which will be payable within 60 days of the close of a calendar quarter. Mr. Hoffman will also be entitled to receive a minimum of 200,000 options to purchase shares of our common stock to be issued in accordance with the terms and conditions of our 2018 Employee Stock Incentive Plan, as amended, at an exercise price and upon such vesting terms as determined by our Board of Directors. In the event of a change of control (as defined in the agreement), the vesting of each outstanding stock option or other equity-based award granted to Mr. Hoffman will automatically be accelerated so that 100% of unvested shares covered by such award will be fully vested upon the consummation of a change of control. The agreement is effective for an initial term of twelve (12) months and will be automatically renewed for additional twelve (12) month periods unless and until either party terminates the agreement in accordance with its terms.

We may terminate the services of Mr. Hoffman with or without “just cause” (as defined in the agreement). If we terminate Mr. Hoffman’s employment without just cause, or if Mr. Hoffman resigns for good reason (as defined in the agreement), Mr. Hoffman will receive: (i) his base salary at the then current rate and levels for three (3) months if Mr. Hoffman has been employed by us for at least six (6) months but not more than twelve (12) months as of the date of termination or resignation, or for six (6) months if Mr. Hoffman has been employed by us more than twelve (12) months; (ii) 100% of the value of any accrued but unpaid bonus that Mr. Hoffman otherwise would have received; (iii) a lump sum equal to six (6) months (two quarters) of his bonuses calculated based on his bonus payout for the previous two quarters; (iv) a lump sum equal to six (6) months of the COBRA premiums that Mr. Hoffman would have to pay to maintain health insurance coverage; (v) an acceleration equal to six (6) months of vesting of any unvested options and other equity-based awards, unless Mr. Hoffman is terminated within the first year of his employment, in which case he will receive his one-year cliff vest, accelerated to his termination date; (vi) the value of any accrued but unpaid vacation time; and (vii) any unreimbursed business expenses and travel expenses that are reimbursable under the agreement. If we terminate Mr. Hoffman’s employment with just cause, Mr. Hoffman will receive only the portion of his base salary, accrued but unpaid bonus amounts and accrued but unused vacation pay that has been earned through the date of termination, in addition to unreimbursed business expenses and travel expenses that have been incurred.

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

Date: May 12, 2020	INPIXON

	By:	/s/ Nadir Ali
Nadir Ali
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Wendy Loundermon
Wendy Loundermon
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Separation and Distribution Agreement, dated August 7, 2018 between Inpixon and Sysorex, Inc.	10-Q	001-36404	2.1	August 13, 2018

2.2	Amendment No. 1 to Separation and Distribution Agreement dated August 31, 2018 between Inpixon and Sysorex, Inc.	8-K	000-55924	10.5	September 4, 2018

2.3*	Share Purchase Agreement, dated May 21, 2019, by and among Inpixon, Inpixon Canada, Inc., Locality Systems Inc., Kirk Moir, in his capacity as the Sellers’ Representative, the Sellers and Garibaldi Capital Advisors Ltd.	8-K	001-36404	2.1	May 22, 2019

2.4*#	Asset Purchase Agreement, dated June 27, 2019, by and between Inpixon and GTX Corp.	8-K	001-36404	2.1	July 1, 2019

2.5*	Share Purchase Agreement, dated July 9, 2019, by and among Inpixon, Inpixon Canada, Inc., Jibestream Inc., the Vendors, and Chris Wiegand, in his capacity as the Vendors’ Representative.	8-K	001-36404	2.1	July 11, 2019

2.6*	Amendment to Share Purchase Agreement, dated as of August 8, 2019, by and among Inpixon, Inpixon Canada, Inc., Chris Wiegand, in his capacity as the Vendors’ Representative, any other shareholder who subsequently signs an adoption agreement, and Jibestream Inc.	8-K	001-36404	2.1	August 9, 2019

2.7*	The Second Amendment to the Share Purchase Agreement, dated August 15, 2019, by and among Inpixon, Inpixon Canada, Inc., Jibestream Inc, and Chris Wiegand, in his capacity as the Vendors’ representative.	8-K	001-36404	2.1	August 19, 2019

3.1	Restated Articles of Incorporation.	S-1	333-190574	3.1	August 12, 2013

3.2	Certificate of Amendment to Articles of Incorporation (Increase Authorized Shares).	S-1	333-218173	3.2	May 22, 2017

3.3	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	April 10, 2014

3.4	Articles of Merger (renamed Sysorex Global).	8-K	001-36404	3.1	December 18, 2015

3.5	Articles of Merger (renamed Inpixon).	8-K	001-36404	3.1	March 1, 2017

3.6	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.2	March 1, 2017

3.7	Certificate of Amendment to Articles of Incorporation (Authorized Share Increase).	8-K	001-36404	3.1	February 5, 2018

3.8	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	February 6, 2018

3.9	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	November 1, 2018

3.10	Certificate of Amendment to Articles of Incorporation, effective as of January 7, 2020 (Reverse Split).	8-K	001-36404	3.1	January 7, 2020

3.11	Bylaws, as amended.	S-1	333-190574	3.2	August 12, 2013

4.1	Specimen Stock Certificate of the Company.	S-1	333-190574	4.1	August 12, 2013

4.2	Form of Certificate of Designation of Preferences, Rights and Limitations of Series 4 Convertible Preferred Stock.	8-K	001-190574	3.1	April 24, 2018

4.3	Certificate of Designation of Series 5 Convertible Preferred Stock, dated as of January 14, 2019.	8-K	001-36404	3.1	January 15, 2019

4.4	Promissory Note, dated as of October 12, 2018.	8-K	001-36404	4.1	October 18, 2018

4.5	Promissory Note, dated as of December 21, 2018.	8-K	001-36404	4.1	December 31, 2018

4.6	Promissory Note, dated as of May 3, 2019.	8-K	001-36404	4.1	May 3, 2019

4.7	Promissory Note, dated as of June 27, 2019.	8-K	001-36404	4.1	June 27, 2019

4.8	Promissory Note, dated as of August 8, 2019.	8-K	001-36404	4.1	August 9, 2019

4.9	Series 6 Preferred Certificate of Designation, effective as of August 13, 2019.	8-K	001-36404	4.1	August 14, 2019

4.10	Promissory Note, dated as of September 17, 2019.	8-K	001-36404	4.1	September 20, 2019

4.11	Promissory Note, dated as of November 22, 2019.	8-K	001-36404	4.1	November 22, 2019

4.12	Promissory Note, dated as of March 18, 2020.	8-K	001-36404	4.1	March 20, 2020

10.1	Amendment to Promissory Note.	8-K	001-36404	10.1	January 7, 2020

10.2	Exchange Agreement, dated as of January 14, 2020, by and between Inpixon and Chicago Venture Partners, L.P.	8-K	001-36404	10.1	January 14, 2020

10.3	Fourth Amendment Agreement, dated as of March 1, 2020, between Inpixon and Sysorex, Inc.	10-K	001-36404	10.46	March 3, 2020

10.4	Note Purchase Agreement, dated as of March 18, 2020.	8-K	001-36404	10.1	March 20, 2020

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.	X

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.	X

32.1##	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instant Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Certain schedules, exhibits and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Inpixon hereby undertakes to furnish copies of such omitted materials supplementally upon request by the SEC.

#	Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[****]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

##	This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.