Form 10-Q
period 2020-06-30
INPIXON
filed 2020-08-14
CIK 1529113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.001	41,779,313
(Class)	Outstanding at August 11, 2020

INPIXON

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

AND OTHER INFORMATION CONTAINED IN THIS REPORT

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this Form 10-Q. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of anticipated products; anticipated expenses; and projected financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	our limited cash and our history of losses;

●	our ability to achieve profitability;

●	our limited operating history with recent acquisitions;

●	risks related to our recent acquisitions;

●	our ability to successfully integrate companies or technologies we acquire;

●	emerging competition and rapidly advancing technology in our industry that may outpace our technology;

●	customer demand for the products and services we develop;

●	the impact of competitive or alternative products, technologies and pricing;

●	our ability to manufacture any products we develop;

●	general economic conditions and events and the impact they may have on us and our potential customers, including but not limited to the impact of COVID-19;

●	our ability to obtain adequate financing in the future;

●	our ability to consummate strategic transactions, which may include acquisitions, mergers, dispositions or investments;

●	lawsuits and other claims by third parties or investigations by various regulatory agencies that we are required to report to including, but not limited to, the U.S. Securities and Exchange Commission;

●	our ability to maintain compliance with Nasdaq’s continued listing requirements;

●	our success at managing the risks involved in the foregoing items; and

●	other factors discussed in this Form 10-Q.

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

On January 7, 2020, the Company effected a 1-for-45 reverse stock split of its outstanding common stock. We have reflected the reverse split herein, unless otherwise indicated.

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

The results for the period ended June 30, 2020 are not necessarily indicative of the results of operations for the full year. These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our audited consolidated financial statements for the fiscal years ended December 31, 2019 and 2018 included in the annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 3, 2020.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value data)

	As of June 30, 2020	As of December 31, 2019
	(Unaudited)	(Audited)
Assets

Current Assets
Cash and cash equivalents	$39,458	$4,777
Accounts receivable, net	1,155	1,108
Notes and other receivables	160	74
Inventory	378	400
Prepaid assets and other current assets	1,306	406

Total Current Assets	42,457	6,765

Property and equipment, net	122	145
Operating lease right-of-use asset, net	1,191	1,585
Software development costs, net	1,632	1,544
Intangible assets, net	8,987	8,400
Goodwill	2,318	2,070
Receivable from related party	--	616
Other assets	105	94

Total Assets	$56,812	$21,219

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except number of shares and par value data)

	As of June 30, 2020	As of December 31, 2019
	(Unaudited)	(Audited)
Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$630	$2,383
Accrued liabilities	1,254	1,863
Operating lease obligation	589	776
Deferred revenue	1,509	912
Short-term debt	5,523	7,304
Acquisition liability	2,950	502

Total Current Liabilities	12,455	13,740

Long Term Liabilities
Operating lease obligation, noncurrent	623	837
Other liabilities	7	7
Deferred tax liability, noncurrent	--	87
Acquisition liability, noncurrent	--	500

Total Liabilities	13,085	15,171

Commitments and Contingencies

Stockholders’ Equity

Preferred Stock - $0.001 par value; 5,000,000 shares authorized, consisting of Series 4 Convertible Preferred Stock - 10,415 shares authorized; 1 and 1 issued, and 1 and 1 outstanding as of June 30, 2020 and December 31, 2019, respectively, Series 5 Convertible Preferred Stock - 12,000 shares authorized; 126 and 126 issued, and 126 and 126 outstanding as of June 30, 2020 and December 31, 2019, respectively.	--	--
Common Stock - $0.001 par value; 250,000,000 shares authorized; 40,175,002 and 4,234,923 issued and 40,175,001 and 4,234,922 outstanding as of June 30, 2020 and December 31, 2019, respectively.	40	4
Additional paid-in capital	209,789	158,382
Treasury stock, at cost, 1 share	(695)	(695)
Accumulated other comprehensive income	(199)	94
Accumulated deficit (excluding $2,442 reclassified to additional paid in capital in quasi-reorganization)	(165,242)	(151,763)

Stockholders’ Equity Attributable to Inpixon	43,693	6,022

Non-controlling Interest	34	26

Total Stockholders’ Equity	43,727	6,048

Total Liabilities and Stockholders’ Equity	$56,812	$21,219

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Revenues	$1,076	$1,491	$2,880	$2,854

Cost of Revenues	305	391	814	727

Gross Profit	771	1,100	2,066	2,127

Operating Expenses
Research and development	1,278	796	2,612	1,752
Sales and marketing	1,468	681	2,159	1,314
General and administrative	2,476	3,018	6,268	6,368
Acquisition related costs	169	510	196	647
Amortization of intangibles	508	820	1,524	1,633

Total Operating Expenses	5,899	5,825	12,759	11,714

Loss from Operations	(5,128)	(4,725)	(10,693)	(9,587)

Other Income (Expense)
Interest expense, net	(777)	(509)	(1,397)	(865)
Provision for valuation allowance on held for sale loan	(835)	--	(835)	--
Loss on exchange of debt for equity	(47)	(160)	(132)	(160)
Other income (expense)	(517)	163	(499)	232

Total Other Income (Expense)	(2,176)	(506)	(2,863)	(793)

Net Loss from Operations, before tax	(7,304)	(5,231)	(13,556)	(10,380)
Income tax benefit	--	--	87	--
Net Loss	(7,304)	(5,231)	(13,469)	(10,380)

Net Income Attributable to Non-controlling Interest	19	9	9	4

Net Loss Attributable to Stockholders of Inpixon	$(7,323)	$(5,240)	$(13,478)	$(10,384)

Deemed dividend for triggering of warrant down round feature	--	--	--	(1,250)
Net Loss Attributable to Common Stockholders	(7,323)	(5,240)	(13,478)	(11,634)

Net Loss Per Share - Basic and Diluted	$(0.32)	$(25.47)	$(0.97)	$(75.99)

Weighted Average Shares Outstanding
Basic and Diluted	22,823,976	205,730	13,931,245	153,108

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)

Net Loss	$(7,304)	$(5,231)	$(13,469)	$(10,380)

Unrealized foreign exchange gain/(loss) from cumulative translation adjustments	318	39	(295)	31

Comprehensive Loss	$(6,986)	$(5,192)	$(13,764)	$(10,349)

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

(In thousands, except per share data)

	Series 4 Convertible		Series 5 Convertible				Additional			Accumulated Other		Non-	Total Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Controlling	(Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Interest	Equity

Balance - January 1, 2020	1	$--	126	$--	4,234,923	$4	$158,383	(1)	$(695)	$96	$(151,762)	$26	$6,052

Stock options granted to employees and consultants for services	--	--	--	--	--	--	399	--	--	--	--	--	399
Common Shares issued for net cash proceeds of a public offering	--	--	--	--	937,010	1	1,251	--	--	--	--	--	1,252
Common shares issued for extinguishment of debt	--	--	--	--	1,896,557	2	4,192	--	--	--	--	--	4,194
Cumulative Translation Adjustment	--	--	--	--	--	--	--	--	--	(613)	--	(1)	(614)
Net loss	--	--	--	--	--	--	--	--	--	--	(6,158)	(10)	(6,168)

Balance - March 31, 2020	1	$--	126	$--	7,068,490	$7	$164,225	(1)	$(695)	$(517)	$(157,920)	$15	$5,115

Stock options granted to employees for services	--	--	--	--	--	--	286	--	--	--	--	--	286
Common and preferred shares issued for net cash proceeds from a public offering	--	--	--	--	29,033,036	29	40,490	--	--	--	--	--	40,519
Common shares issued for extinguishment of debt	--	--	--	--	3,889,990	4	4,588	--	--	--	--	--	4,592
Common shares issued for extinguishment of liability	--	--	--	--	183,486	--	200	--	--	--	--	--	200
Cumulative Translation Adjustment	--	--	--	--	--	--	--	--	--	318	--	--	318
Net loss	--	--	--	--	--	--	--	--	--	--	(7,322)	19	(7,303)

Balance - June 30, 2019	1	$--	126	$--	40,175,002	$40	$209,789	(1)	$(695)	$(199)	$(165,242)	$34	$43,727

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

(In thousands, except per share data)

	Series 4 Convertible		Series 5 Convertible				Additional			Accumulated Other		Non-	Total Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Controlling	(Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Interest	Equity

Balance - January 1, 2019	1	$--	--	$--	35,154	$--	$123,226	(1)	$(695)	$26	$(117,773)	$18	$4,802

Preferred Shares issued for net cash proceeds of a public offering	--	--	12,000	--	--	--	10,814	--	--	--	--	--	10,814
Common shares issued for extinguishment of debt	--	--	--	--	3,842	--	384	--	--	--	--	--	384
Common shares issued for net proceeds from warrants exercised	--	--	--	--	306	--	46	--	--	--	--	--	46
Common shares issued for warrants exercised	--	--	--	--	27,741	--	--	--	--	--	--	--	--
Redemption of convertible Series 5 Preferred Stock	--	--	(10,062)	--	67,149	--	--	--	--	--	--	--	--
Common shares issued for extinguishment of liability	--	--	--	--	16,655	--	1,130	--	--	--	--	--	1,130
Common shares issued for services	--	--	--	--	4,445	--	242	--	--	--	--	--	242
Stock options granted to employees and consultants for services	--	--	--	--	--	--	648	--	--	--	--	--	648
Cumulative Translation Adjustment	--	--	--	--	--	--	--	--	--	(8)	--	--	(8)
Net loss	--	--	--	--	--	--	--	--	--	--	(5,144)	(5)	(5,149)

Balance - March 31, 2019	1	$--	1,938	$--	155,292	$--	$136,490	(1)	$(695)	$18	$(122,917)	$13	$12,909

Common shares issued for extinguishment of debt	--	--	--	--	61,636	--	2,005	--	--	--	--	--	2,005
Common shares issued for warrants exercised	--	--	--	--	18,572	--	--	--	--	--	--	--	--
Redemption of convertible Series 5 Preferred Stock	--	--	(1,812)	--	12,093	--	--	--	--	--	--	--	--
Stock options granted to employees and consultants for services	--	--	--	--	--	--	858	--	--	--	--	--	858
Issuance of Locality Acquisition Shares	--	--	--	--	14,445	--	513	--	--	--	--	--	513
Issuance of GTX Acquisition Shares	--	--	--	--	22,223	--	650	--	--	--	--	--	650
Cumulative Translation Adjustment	--	--	--	--	--	--	--	--	--	39	--	--	39
Net loss	--	--	--	--	--	--	--	--	--	--	(5,240)	9	(5,231)

Balance - June 30, 2019	1	$--	126	$--	284,261	$--	$140,516	(1)	$(695)	$57	$(128,157)	$22	$11,743

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended
	June 30,
	2020	2019
	(Unaudited)
Cash Flows (Used In) from Operating Activities
Net loss	$(13,469)	$(10,380)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	384	527
Amortization of intangible assets	1,524	1,633
Amortization of right of use asset	356	164
Stock based compensation	685	1,748
Amortization of technology	--	33
Loss on exchange of debt for equity	132	160
Amortization of debt discount	1,909	798
Accrued interest income, related party	(32)	--
Provision for doubtful accounts	--	105
Provision for the valuation allowance for held for sale loan	835	--
Provision for the valuation allowance for related party receivable	648	--
Income tax benefit	(87)	--
Other	21	26

Changes in operating assets and liabilities:
Accounts receivable and other receivables	(107)	(1,198)
Inventory	22	(109)
Other current assets	(905)	55
Other assets	(13)	(182)
Accounts payable	(1,539)	132
Accrued liabilities	(593)	53
Deferred revenue	105	(67)
Operating lease liabilities	(362)	--
Other liabilities	117	(66)
Total Adjustments	3,100	3,812

Net Cash Used in Operating Activities	(10,369)	(6,568)

Cash Flows Used in Investing Activities
Purchase of property and equipment	(39)	(44)
Investment in capitalized software	(433)	(465)
Investment in GTX	--	(250)
Investment in Locality	--	(204)
Net Cash Flows Used in Investing Activities	(472)	(963)

Cash Flows From Financing Activities
Net repayments to bank facility	(150)	(23)
Net proceeds from issuance of common stock, preferred stock and warrants	--	10,859
Net proceeds from issuance of common stock	41,771	--
Net proceeds from notes payable	1	--
Repayment of notes payable	--	(1)
Loans to related party	(1,035)	(8,945)
Repayments from related party	200	1,683
Net proceeds from promissory notes	5,000	4,500
Repayment of acquisition liability to Locality shareholders	(250)	--
Net Cash Provided By Financing Activities	45,537	8,073

Effect of Foreign Exchange Rate on Changes on Cash	(15)	31

Net Increase in Cash, Cash Equivalents and Restricted Cash	34,681	573

Cash, Cash Equivalents and Restricted Cash - Beginning of period	4,849	1,218

Cash, Cash Equivalents and Restricted Cash - End of period (Note 3)	$39,530	$1,791

Supplemental Disclosure of cash flow information:
Cash paid for:
Interest	$2	$2
Income Taxes	$--	$--

Non-cash investing and financing activities
Common shares issued for extinguishment of liability	$200	$1,130
Common shares issued for extinguishment of debt	$8,786	$2,389
Right of use asset obtained in exchange for lease liability	$6	$646
Common shares issued for GTX acquisition	$--	$650
Common shares issued for Locality acquisition	$--	$513

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

Note 1 - Organization and Nature of Business

Inpixon, and its wholly-owned subsidiaries, Inpixon Canada, Inc. (“Inpixon Canada”), Inpixon Limited, Inpixon GmbH and its majority-owned subsidiary Inpixon India Limited (“Inpixon India”) (unless otherwise stated or the context otherwise requires, the terms “Inpixon” “we,” “us,” “our” and the “Company” refer collectively to Inpixon and the aforementioned subsidiaries), are an indoor intelligence company. Our business and government customers use our solutions to secure, digitize and optimize their indoor spaces with our positioning, mapping and analytics products. Our indoor intelligence platform uses sensor technology to detect accessible cellular, Wi-Fi, Bluetooth, ultra-wide band (“UWB”) and radio frequency identification (“RFID”) signals emitted from devices within a venue providing positional information similar to what global positioning system (“GPS”) satellite systems provide for the outdoors. Combining this positional data with our dynamic and interactive mapping solution and a high-performance analytics engine, yields near real time insights to our customers providing them with visibility, security and business intelligence within their indoor spaces. Our highly configurable platform can also ingest data from our customers’ and other third party sensors, Wi-Fi access points, Bluetooth beacons, video cameras, and big data sources, among others to maximize indoor intelligence. The Company also offers digital tear-sheets with optional invoice integration, digital ad delivery, and an e-edition designed for reader engagement for the media, publishing and entertainment industry. The Company is headquartered in Palo Alto, California, and has subsidiary offices in Coquitlam, Canada, New Westminster, Canada, Toronto, Canada and Hyderabad, India.

Liquidity

As of June 30, 2020, the Company has a working capital total of approximately $30.0 million and cash of $39.5 million. The Company experienced a net loss of approximately $7.3 million and $5.2 million for the three months ended June 30, 2020 and 2019, respectively, and a net loss of $13.5 million and $10.4 million for the six months ended June 30, 2020 and 2019, respectively. On March 3, 2020, the Company entered into an Equity Distribution Agreement (“EDA”) with Maxim Group LLC (“Maxim”) under which the Company may offer and sell shares of our common stock in connection with an at-the-market equity facility (“ATM”) in an aggregate offering amount of up to $50 million, which was increased on June 19, 2020 to $150 million pursuant to an amendment to the EDA, from time to time through Maxim, acting exclusively as our sales agent. The Company issued 29,970,046 shares of common stock during the six months ended June 30, 2020 in connection with the ATM resulting in net proceeds to the Company of approximately $41.8 million. Subsequent to the quarter ended June 30, 2020, the Company issued an additional 1,604,312 shares of common stock in connection with the ATM, resulting in net proceeds to the Company of approximately $2.3 million.

Risks and Uncertainties

The Company cannot assure you that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. In order to continue our operations, we have supplemented the revenues we earned with proceeds from the sale of our equity and debt securities and proceeds from loans and bank credit lines. While we believe that the capital raised or that may be raised in connection with sales under our ATM in an aggregate amount of up to $150 million, the impact of the COVID-19 pandemic on our business and results of operations is uncertain at this time. While we have been able to continue operations remotely we have experienced supply chain constraints and delays in the receipt of certain components of our products impacting delivery times for our products, we have also seen some impact in the demand of certain products, delays in certain projects and customer orders either because they require onsite services which could not be performed while shelter in place orders have been in effect or because of the uncertainty of the customer’s financial position and ability to invest in our technology. In addition, while certain anticipated second quarter projects were initially delayed by customers, following the end of the quarter we received a substantial purchase order for our sensors from a significant customer and have also secured certain reseller partnerships focused on increasing interest in our indoor intelligence solutions for workplace readiness which is directed at enterprise organizations and government agencies to assist them in optimizing the use of their facilities as well as in developing and monitoring compliance with corporate policies and government regulations for physical distancing, exposure notification, and the identification of high traffic areas for sanitizing and cleaning in order to keep their employees healthier and safer within the workplace. If we are successful in expanding the adoption of our products and services for this and or other solutions, and are able to add to our revenue growth through the completion of strategic transactions, we may be able to offset any revenue loss that may be experienced due to any constraints resulting from the pandemic or other general economic conditions, however, there are no assurances that we will be successful or that we will be able to offset any losses, if realized.

Given our cash balances and our budgeted cash flow requirements, the Company believes such funds are sufficient to support ongoing operations at least one year after the issuance of these financial statements. The Company has control over its expenditures and has the ability to adjust spending accordingly based on its budgeted cash flow requirements and the excess cash on hand.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”), which are the accounting principles that are generally accepted in the United States of America. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the Company’s operations for the six-month period ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020.  These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the years ended December 31, 2019 and 2018 included in the Annual Report on Form 10-K filed with the SEC on March 3, 2020.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each of the reporting periods. Actual results could differ from those estimates. The Company’s significant estimates consist of:

●	the valuation of stock-based compensation;

●	the valuation of the assets and liabilities acquired in connection with certain recent acquisitions as described in Notes 4, 5, 6 and 7, as well as the valuation of the Company’s common stock issued in the transaction;

●	the allowance for doubtful accounts;

●	the valuation of loans receivable;

●	the valuation allowance for deferred tax assets; and

●	impairment of long-lived assets and goodwill.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

Note 3 - Summary of Significant Accounting Policies (continued)

Restricted Cash

In connection with certain transactions, the Company may be required to deposit assets, including cash or shares, in escrow accounts. The assets held in escrow are subject to various contingencies that may exist with respect to such transactions. Upon resolution of those contingencies or the expiration of the escrow period, some or all the escrow amounts may be used and the balance released to the Company. As of June 30, 2020 and 2019, the Company had $72,000 and $140,000, respectively, deposited in escrow as restricted cash for the Shoom acquisition, of which any amounts not subject to claims shall be released to the pre-acquisition stockholders of Shoom pro-rata on the next anniversary dates of the closing date of the Shoom acquisition. As of June 30, 2020 and 2019, $72,000 and $70,000, respectively, were current and included in Prepaid Assets and Other Current Assets on the condensed consolidated balance sheets. As of June 30, 2020 and 2019, $0 and $70,000 were non-current and included in Other Assets on the condensed consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the balance sheets that sum to the total of the same amounts shown in the statement of cash flows.

	As of June 30,
(in thousands)	2020	2019
Cash and cash equivalents	$39,458	$1,651
Restricted cash, current included in prepaid assets and other current assets	72	70
Restricted cash, non-current included in other assets	--	70
Total cash, cash equivalents, and restricted cash in the balance sheets	$39,530	$1,791

Revenue Recognition

The Company reports revenues under Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers” and all the related amendments (Topic 606). The Company recognizes revenue after applying the following five steps:

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

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

Professional Services Revenue Recognition

The Company’s professional services include fixed fee and time and materials contracts. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts including maintenance service provided by in house personnel, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the three and six months ended June 30, 2020 and 2019, the Company did not incur any such losses. These amounts are based on known and estimated factors.

Contract Balances

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had deferred revenue of approximately $1,509,000 and $912,000 as of June 30, 2020 and December 31, 2019, respectively, related to cash received in advance for product maintenance services and professional services provided by the Company’s technical staff. The Company expects to satisfy its remaining performance obligations for these maintenance services and professional services, and recognize the deferred revenue and related contract costs over the next twelve months. The Company’s contract balances as of June 30, 2020 and December 31, 2019 were deemed immaterial.

Disaggregation of Revenue

Revenues consisted of the following (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Recurring revenue	$839	$603	$1,701	$1,214
Non-recurring revenue	237	888	1,179	1,640
Totals	$1,076	$1,491	$2,880	$2,854

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

The Company incurred stock-based compensation charges of $286,000 and $858,000 for the three months ended June 30, 2020 and 2019, respectively, and $685,000 and $1,748,000 for the six months ended June 30, 2020 and 2019, respectively, which are included in general and administrative expenses. The following table summarizes the nature of such charges for the periods then ended (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Compensation and related benefits	$286	$858	$685	$1,506
Professional and legal fees	--	--	--	242
Totals	$286	$858	$685	$1,748

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

The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the six months ended June 30, 2020 and 2019:

	For the Six Months Ended June 30,
	2020	2019
Options	5,662,946	109,171
Warrants	93,252	88,412
Convertible preferred stock	846	846
Reserved for service providers	--	25
Totals	5,757,044	198,454

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) (“ASU 2019-12”): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company beginning January 1, 2021. The Company is currently assessing the impact that this pronouncement will have on its condensed consolidated financial statements.

 In February 2020, the FASB issued ASU 2020-02, “Financial Statements - Credit losses (Topic 326) and Leases (Topic 842) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Relating to Accounting Standards Update No. 2016-02, Leases (Topic 842)” (“ASU 2020-02”), which provides guidance on the measurement and requirements related to credit losses. The new guidance was effective upon issuance of this final accounting standards update. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

Note 3 - Summary of Significant Accounting Policies (continued)

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

Note 4 - Locality Acquisition

On May 21, 2019, the Company, through its wholly owned subsidiary, Inpixon Canada as purchaser, completed its acquisition of Locality Systems, Inc. (“Locality”) in which Locality’s stockholders sold all of their shares to the purchaser in exchange for consideration of (i) $1,500,000 (the “Aggregate Cash Consideration”) minus a working capital adjustment equal to $85,923, and (ii) 14,445 shares of the Company’s common stock with a fair market value of $514,000. Locality is a technology company specializing in wireless device positioning and radio frequency augmentation of video surveillance systems. The Locality acquisition allows us to accept wireless device positioning from third-party Wi-Fi access points as well as surveillance systems and combine that information with our own location data into our analytics platform providing our customers with additional data and ability to see video and radio frequency data concurrently.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

The value of the intangibles and goodwill were calculated by a third party valuation firm based on projections and financial data provided by management of the Company. The deferred revenue included in the financial statements is the expected liability to service the projects. The goodwill represents the excess fair value after the allocation to the intangibles. The calculated goodwill is not deductible for tax purposes. The financial data of Locality is included in the Company’s financial statements starting on the acquisition date through the period ended June 30, 2020. Proforma information has not been presented as it has been deemed to be immaterial.

Note 5 - GTX Acquisition

On June 27, 2019, the Company completed its acquisition of certain assets of GTX Corp (“GTX”), consisting of a portfolio of GPS technologies and intellectual property (the “Assets”) that allow us to provide positioning and positioning solutions for assets and devices homogenously from the indoors to the outdoors. Prior to this asset acquisition, the Company was only providing indoor location.

The Assets were acquired for aggregate consideration consisting of (i) $250,000 in cash delivered at the closing and (ii) 22,223 shares of the Company’s restricted common stock.

The total recorded purchase price for the transaction was $900,000, which consisted of the cash paid of $250,000 and $650,000 representing the value of the stock issued upon closing.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

Note 5 - GTX Acquisition (continued)

The purchase price was allocated based on the receipt of a final valuation report as follows (in thousands):

Developed technology	$830
Non-compete agreements	68
Goodwill	2

Total Purchase Price	$900

On September 16, 2019, the Company loaned GTX $50,000 in accordance with the terms of the asset purchase agreement. The note began to accrue interest at a rate of 5% per annum beginning on November 1, 2019. The note was amended on May 11, 2020 to extend the maturity date from April 13, 2020 to September 13, 2020 and require monthly payments against the outstanding balance of the note. This note is included as part of other receivables in the Company’s condensed consolidated financial statements. As of June 30, 2020 the balance of the note including interest was $51,716. Proforma information has not been presented as it has been deemed to be immaterial.

Note 6 - Jibestream Acquisition

On August 15, 2019, the Company, through its wholly owned subsidiary, Inpixon Canada as purchaser (the “Purchaser”), completed its acquisition of Jibestream Inc. (“Jibestream”), a provider of indoor mapping and location technology, for consideration consisting of: (i) CAD $5,000,000, plus an amount equal to all cash and cash equivalents held by Jibestream at the closing, minus, if a negative number, the absolute value of the Estimated Working Capital Adjustment (as defined in the purchase agreement (the “Purchase Agreement”), minus any amounts loaned by the Purchaser to Jibestream to settle any Indebtedness (as defined in the Purchase Agreement) or other fees, minus any cash payments to the holders of outstanding options to settle any in-the-money options, minus the deferred revenue costs of CAD $150,000, and minus the costs associated with the audit and review of the financial statements of Jibestream required by the Purchase Agreement (collectively, the “Estimated Cash Closing Amount”); plus (ii) 176,289 shares of the Company’s common stock, which was equal to CAD $3,000,000, converted to U.S. dollars based on the exchange rate at the time of the closing, divided by $12.4875 which was the price per share at which shares of the Company’s common stock were issued in the Company’s common stock offering on August 12, 2019 (“Inpixon Shares”).

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

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

Note 6 - Jibestream Acquisition (continued)

The purchase price was allocated based on the receipt of a final valuation report and modified for measurement period adjustments due to updated tax provision estimates as follows (in thousands):

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

The value of the intangibles and goodwill were calculated by a third party valuation firm based on projections and financial data provided by management of the Company. The deferred revenue included in the condensed consolidated financial statements is the expected liability to service the projects. The goodwill represents the excess fair value after the allocation to the intangibles. The calculated goodwill is not deductible for tax purposes. As part of the acquisition, the Company acquired a lease obligation with an operating lease right of use asset of approximately $371,000 and an operating lease obligation of approximately $371,000 which are included in other assets and other liabilities, respectively, in the purchase price allocation. The financial data of Jibestream is included in the Company’s financial statements starting on the acquisition date through the period ended June 30, 2020.

Jibestream was amalgamated into Inpixon Canada on January 1, 2020.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

Note 7 - Systat Licensing Agreement

On June 19, 2020, the Company entered into an exclusive license with Cranes Software International Ltd. and Systat Software, Inc. (together the “Systat Parties”) to use, market, distribute, and develop the SYSTAT and SigmaPlot software suite of products (the “License Grant”) pursuant to the terms and conditions of that certain Exclusive Software License and Distribution Agreement, deemed effective as of June 1, 2020 (the “Effective Date”), and amended on June 30, 2020 (as amended, the “License Agreement”).  In accordance with Rule 11-01(d) and ASC 805, the transaction was deemed to be the acquisition of a business, and accounted for as a business combination with an acquisition date of June 30, 2020 (the “Closing Date”). In accordance with the terms of the License Agreement, on the Closing Date, we partitioned a portion of that certain promissory note (the “Sysorex Note”) issued to us by Sysorex, Inc. (“Sysorex”), into a new note in an amount equal to $3 million in principal plus accrued interest (the “Closing Note”) and assigned the Closing Note and all rights and obligations thereunder to Systat in accordance with the terms and conditions of that certain Promissory Note Assignment and Assumption Agreement. An additional $3.3 million of the principal balance underlying the Sysorex Note will be partitioned and assigned to Systat as consideration payable for the rights granted under the license as follows: (i) $1.3 million on the three month anniversary of the Closing Date; (ii) $1.0 million on the six month anniversary of the Closing Date; and (iii) $1.0 million on the nine month anniversary of the Closing Date. In addition, the cash consideration of $2.2 million was delivered on July 8, 2020.

In connection with the License Grant, the Systat Parties provided us with equipment for us to use at no additional cost for a minimum period of six months following the Closing Date. We are also entitled to any customer maintenance revenue, new license fees, or license renewal fees, received by any of the Systat Parties after June 1, 2020 in connection with the Systat Customer Contracts and/or Systat Distribution Agreements (as such terms are defined in the License Agreement) assigned to and assumed by us in connection with the License Agreement. The net amount owed to the Company for this period is included in the Other Receivable line item listed in the assets acquired below. The License Grant will remain in effect for a period of 15 years following the Closing Date, unless terminated sooner upon mutual written consent of Systat and us or upon termination by either for the other party’s specified breach.

In connection with the License Grant, the Company expanded its operations into the United Kingdom and Germany. As a result of such expansion, the Company formed Inpixon Limited, a new wholly owned subsidiary in the United Kingdom, and established Inpixon GmbH, a wholly owned subsidiary incorporated under the laws of Germany.

The total recorded purchase price for the transaction was $2,200,000 which consisted of the $2,200,000 cash consideration as a full valuation allowance was retained against the Sysorex note.

The preliminary purchase price is allocated as follows (in thousands):

Assets Acquired:
Other receivable	$44
Developed technology	1,200
Customer relationships	395
Tradename & Trademarks	279
Non-compete agreements	495
Goodwill	311
$2,724
Liabilities Assumed:
Deferred Revenue	$524
Total Purchase Price	$2,200

The value of the intangibles and goodwill were calculated by a third party valuation firm based on projections and financial data provided by management of the Company. The deferred revenue included in the condensed consolidated financial statements is the expected liability to service the projects. The goodwill represents the excess fair value after the allocation to the intangibles. The calculated goodwill is not deductible for tax purposes. The financial data of the Licensing Grant is included in the Company’s financial statements as of deemed acquisition date of June 30, 2020.

A final valuation of the assets and purchase price allocation of the Licensing Grant has not been completed as of the end of this reporting period as the third party valuation has not been finalized. Consequently, the purchase price was preliminarily allocated based upon the Company’s best estimates at the time of this filing. These amounts are subject to revision upon the completion of formal studies and valuations, as needed, which the Company expects to occur during the third quarter of 2020.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

Note 8 - Proforma Financial Information

The following unaudited proforma financial information presents the condensed consolidated results of operations of the Company and Jibestream for the three and six months ended June 30, 2019, as if the acquisition had occurred as of the beginning of the first period presented instead of on August 15, 2019. The proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.

(in thousands, except per share data)	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Revenues	$2,026	$3,875
Net loss attributable to common stockholders	$(5,842)	$(12,695)
Net loss per basic and diluted common share	$(12.63)	$(31.06)
Weighted average common shares outstanding:
Basic and Diluted	462,761	408,719

Note 9 - Inventory

Inventory as of June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	As of June 30, 2020	As of December 31, 2019
Raw materials	$41	$13
Finished goods	337	387
Total Inventory	$378	$400

Note 10 - Debt

Debt as of June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	As of June 30, 2020	As of December 31, 2019
Short-Term Debt
Notes payable, less debt discount of $1,017 and $628, respectively (A)	$5,448	$7,080
Revolving line of credit (B)	--	150
Other short-term debt (C)	75	74
Total Short-Term Debt	$5,523	$7,304

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

Note 10 - Debt (continued)

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

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

Note 10 - Debt (continued)

Note Exchanges

From October 15, 2019 through December 31, 2019, the Company exchanged approximately $2,112,000 of the outstanding principal and interest under the December 2018 Note for 707,078 shares of the Company’s common stock at exchange prices between $1.80 and $4.95 per share. As of March 31, 2020, the outstanding principal balance of the December 2018 Note was approximately $28,749.

On April 1, 2020, the Company exchanged approximately $223,000 of the remaining outstanding principal and interest under the December 2018 Note for 187,517 shares of the Company’s common stock at an exchange price of $1.19 per share. After this exchange the balance owed under the December 2018 Note was $0.

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

As of June 30, 2020, the outstanding balance of the May 2019 Note was $0 and the note was fully satisfied.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

Note 10 - Debt (continued)

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

As of June 30, 2020, the outstanding balance of the June 2019 Note was $0 and the note was fully satisfied.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

Note 10 - Debt (continued)

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

During the three months ended June 30, 2020, the Company exchanged approximately $2,034,000 of the outstanding principal and interest under the August 2019 Note for 1,832,220 shares of the Company’s common stock at exchange prices between $1.09 and $1.128 per share. The Company analyzed the exchange of principal under the August 2019 Note as an extinguishment and compared the net carrying value of the debt being extinguished to the reacquisition price (shares of common stock being issued) and recorded an approximately $25,000 loss on the exchange of debt for equity as a separate item in the other income/expense section of the condensed consolidated statements of operations for the three months ended June 30, 2020.

As of June 30, 2020, the outstanding balance of the August 2019 Note was $0 and the note was fully satisfied.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

Note 10 - Debt (continued)

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

During the three months ended June 30, 2020, the Company exchanged approximately $1,120,000 of the outstanding principal and interest under the September 2019 Note for 975,704 shares of the Company’s common stock at exchange prices between $1.136 and $1.17 per share. The Company analyzed the exchange of principal under the September 2019 Note as an extinguishment and compared the net carrying value of the debt being extinguished to the reacquisition price (shares of common stock being issued) and recorded an approximately $22,000 loss on the exchange of debt for equity as a separate item in the other income/expense section of the condensed consolidated statements of operations for the three months ended June 30, 2020.

As of June 30, 2020, the outstanding balance of the September 2019 Note was $0 and the note was fully satisfied.

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

During the three months ended June 30, 2020, the Company exchanged approximately $1,215,000 of the outstanding principal and interest under the November 2019 Note for 894,549 shares of the Company’s common stock at exchange prices between $1.354 and $1.362 per share.

As of June 30, 2020, the outstanding balance of the November 2019 Note was $0 and the note was fully satisfied.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

Note 10 - Debt (continued)

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

As of June 30, 2020, the outstanding principal balance of the March 2020 Note was approximately $6,465,000.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

Note 10 - Debt (continued)

Payplant Accounts Receivable Bank Line (continued)

On August 31, 2018, Inpixon, Sysorex, Sysorex Government Services, Inc. (“SGS”), and Payplant executed Amendment 1 to Payplant Client Agreement (the “Amendment”). Pursuant to the Amendment, Sysorex and SGS are no longer parties to the Payplant Client Agreement, originally entered into on August 14, 2017, and have been released from any and all obligations and liabilities arising under the Payplant Client Agreement, whether such obligations and liabilities were in existence prior to or on the date of the Amendment or arise after the date of the Amendment. As of June 30, 2020, the outstanding balance on the revolving line of credit is $0.

On August 13, 2020, we provided Payplant a Notice of Termination (the “Notice”) of (i) that certain Loan and Security Agreement, dated as of August 14, 2017 (the “Loan Agreement”), by and among the Company, Payplant and Lender and (ii) that certain Payplant Client Agreement, dated as of August 14, 2017, as amended (the “Client Agreement”), by and between the Company and Payplant, pursuant to which we are able to request loans from the Lender. In accordance with Section 14 and Section 27 of the Loan Agreement and the Client Agreement, respectively, we terminated each agreement as the Company has fully satisfied all obligations under the Loan Agreement and will not incur any additional obligations thereunder. As a result of the termination, the security interest we previously granted under the Loan Agreement was terminated and we paid a corresponding UCC termination fee of $150 to Payplant in accordance with Section 27 of the Client Agreement.

(C)	Other Short-Term Debt

As of June 30, 2020, the Company owed approximately $75,000 to the pre-acquisition stockholders of Shoom. Any amounts not subject to claims shall be released to the pre-acquisition stockholders of Shoom pro-rata on the next anniversary date of the closing date of the Shoom acquisition, August 31, 2020.

Note 11 - Capital Raises

At-The-Market Program

On March 3, 2020, the Company entered into an Equity Distribution Agreement (“EDA”) with Maxim Group LLC (“Maxim”) under which the Company may offer and sell shares of our common stock in connection with an at-the-market equity facility (“ATM”) in an aggregate offering amount of up to $50 million, which was increased on June 19, 2020 to $150 million pursuant to an amendment to the EDA, from time to time through Maxim, acting exclusively as our sales agent. The Company intends to use the net proceeds of the ATM primarily for working capital and general corporate purposes. The Company may also use a portion of the net proceeds to invest in or acquire businesses or technologies that it believes are complementary to its own, although the Company has no current plans, commitments or agreements with respect to any acquisitions as of the date of this filing. Maxim will be entitled to compensation at a fixed commission rate of 4.0% of the gross sales price per share sold for the initial $50.0 million of shares and 3.25% for any sales in excess of such amount. In addition, the Company has agreed to reimburse Maxim for its costs and out-of-pocket expenses incurred in connection with its services, including the fees and out-of-pocket expenses of its legal counsel.

The Company is not obligated to make any sales of the shares under the EDA and no assurance can be given that the Company will sell any shares under the EDA, or if it does, as to the price or amount of shares that the Company will sell, or the dates on which any such sales will take place. The EDA will continue until the earliest of (i) December 3, 2021, (ii) the sale of shares having an aggregate offering price of $150.0 million, and (iii) the termination by either Maxim or the Company upon the provision of 15 days written notice or otherwise pursuant to the terms of the EDA.

The Company issued 937,010 shares of common stock during the quarter ended March 31, 2020, in connection with the ATM at per share prices between $1.23 and $2.11, resulting in net proceeds to the Company of approximately $1.3 million after subtracting sales commissions and other offering expenses.

The Company issued 29,033,036 shares of common stock during the quarter ended June 30, 2020, in connection with the ATM at per share prices between $1.13 and $2.02, resulting in net proceeds to the Company of approximately $40.5 million after subtracting sales commissions and other offering expenses.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

Note 12 - Common Stock

During the three months ended March 31, 2020, the Company issued 1,896,557 shares of common stock under exchange agreements to settle outstanding balances totaling approximately $4,194,000 under partitioned notes.

During the three months ended March 31, 2020, the Company issued 937,010 shares of common stock in connection with the ATM at per share prices between $1.23 and $2.11, resulting in net proceeds to the Company of approximately $1,300,000 after subtracting sales commissions and other offering expenses (see Note 11).

During the three months ended June 30, 2020, the Company issued 3,889,990 shares of common stock under exchange agreements to settle outstanding balances totaling approximately $4,592,000 under partitioned notes.

During the three months ended June 30, 2020, the Company issued 29,033,036 shares of common stock in connection with the ATM at per share prices between $1.13 and $2.02, resulting in net proceeds to the Company of approximately $40,500,000 after subtracting sales commissions and other offering expenses (see Note 11).

During the three months ended June 30, 2020, the Company issued 183,486 shares of common stock for the extinguishment of liability totaling approximately $200,000.

Note 13 - Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share with rights, preferences, privileges and restrictions as to be determined by the Company’s Board of Directors.

Series 4 Convertible Preferred Stock

On April 20, 2018, the Company filed with the Secretary of State of the State of Nevada the Certificate of Designation that created the Series 4 Convertible Preferred Stock (“Series 4 Preferred”), authorized 10,415 shares of Series 4 Preferred and designated the preferences, rights and limitations of the Series 4 Preferred. The Series 4 Preferred is non-voting (except to the extent required by law) and was convertible into the number of shares of common stock, determined by dividing the aggregate stated value of the Series 4 Preferred of $1,000 per share to be converted by $828.00.

As of June 30, 2020, there was 1 share of Series 4 Preferred outstanding.

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

As of June 30, 2020, there were 126 shares of Series 5 Convertible Preferred Stock outstanding.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

Note 14 - Reverse Stock Split

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

Note 15 - Stock Options

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

On August 10, 2020, our Board of Directors approved an amendment to the Company’s 2018 Plan to remove the limit on the amount of non-qualified stock options that can be issued under the 2018 Plan to any one individual.

The aggregate number of shares that may be awarded as of June 30, 2020 under the 2011 Plan and the 2018 Plan were 417,270 and 11,230,073, respectively. As of June 30, 2020, 5,662,946 of options were granted to employees, directors and consultants of the Company (including 1 share outside of the Company’s Option Plans) and 5,984,398 options were available for future grant under the Option Plans.

During the three months ended June 30, 2020, the Company granted stock options for the purchase of 5,567,500 shares of common stock to employees and directors of the Company. These stock options are 100% vested at grant or vest pro-rata over 12 to 48 months, have a life of ten years and an exercise price of $1.10 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the awards was determined to be approximately $1,911,000. The fair value of the common stock as of the grant date was determined to be $1.10 per share.

During the three months ended June 30, 2020 and 2019, the Company recorded a charge for the amortization of employee stock options of approximately $286,000 and $858,000, respectively, and $685,000 and $1,506,000 for the six months ended June 30,2020 and 2019, respectively.

As of June 30, 2020, the fair value of non-vested options totaled approximately $2,198,000, which will be amortized to expense over the weighted average remaining term of 1.12 years.

The fair value of each employee stock option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. Key weighted-average assumptions used to apply this pricing model during the six months ended June 30, 2020 were as follows:

For the Six Months Ended June 30, 2020

Risk-free interest rate	0.33%
Expected life of stock option grants	5 years
Expected volatility of underlying stock	34.43%
Dividends assumption	$-

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

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

The Company maintains cash deposits with financial institutions, which, from time to time, may exceed federally insured limits. Cash is also maintained at foreign financial institutions for its Canadian subsidiary and its majority-owned India subsidiary. Cash in foreign financial institutions as of June 30, 2020 and December 31, 2019 was immaterial. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash.

The following table sets forth the percentages of revenue derived by the Company from those customers, which accounted for at least 10% of revenues during the three-month period ended June 30, 2020 and 2019 (in thousands):

	For the Three Months Ended June 30, 2020		For the Three Months Ended June 30, 2019
	$	%	$	%
Customer A	305	28%	306	21%
Customer B	--	--	750	50%

The following table sets forth the percentages of revenue derived by the Company from those customers, which accounted for at least 10% of revenues during the six-month period ended June 30, 2020 and 2019 (in thousands):

	For the Six Months Ended June 30, 2020		For the Six Months Ended June 30, 2019
	$	%	$	%
Customer A	611	21%	612	21%
Customer B	500	17%	1,500	53%

As of June 30, 2020, Customer B represented approximately 32% and Customer C represented approximately 27 % of total accounts receivable. As of June 30, 2019, Customer B represented approximately 57%, and Customer C represented approximately 19% of total accounts receivable.

As of June 30, 2020, two vendors represented approximately 18% and 12% of total gross accounts payable. Purchases from these vendors during the three and six months ended June 30, 2020 was $0.  As of June 30, 2019, two vendors represented approximately 43% and 14% of total gross accounts payable. Purchases from these vendors during the three and six months ended June 30, 2019 was $0.

For the three months ended June 30, 2020, three vendors represented approximately 54%, 20%, and 14% of total purchases. For the three months ended June 30, 2019, two vendors represented approximately 81% and 12% of total purchases.

For the six months ended June 30, 2020, five vendors represented approximately 30%, 18%, 15%, 14% and 13% of total purchases. For the six months ended June 30, 2019, two vendors represented approximately 80% and 11% of total purchases.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

Note 17 - Foreign Operations

The Company’s operations are located primarily in the United States, Canada, and India. Revenues by geographic area are attributed by country of domicile of the Company’s subsidiaries. The financial data by geographic area are as follows (in thousands):

	United
	States	Canada	India	Eliminations	Total
For the Three Months Ended June 30, 2020:
Revenues by geographic area	$536	$1,378	$297	$(1,135)	$1,076
Operating income (loss) by geographic area	$(5,231)	$(4)	$107	$--	$(5,128)
Net income (loss) by geographic area	$(7,503)	$92	$107	$--	$(7,304)

For the Three Months Ended June 30, 2019:
Revenues by geographic area	$1,473	$18	$168	$(168)	$1,491
Operating income (loss) by geographic area	$(4,173)	$(604)	$52	$--	$(4,725)
Net income (loss) by geographic area	$(4,681)	$(602)	$52	$--	$(5,231)

For the Six Months Ended June 30, 2020:
Revenues by geographic area	$1,715	$2,726	$425	$(1,986)	$2,880
Operating income (loss) by geographic area	$(10,606)	$(139)	$52	$--	$(10,693)
Net income (loss) by geographic area	$(13,569)	$48	$52	$--	$(13,469)

For the Six Months Ended June 30, 2019:
Revenues by geographic area	$2,834	$20	$236	$(236)	$2,854
Operating income (loss) by geographic area	$(8,700)	$(911)	$24	$--	$(9,587)
Net income (loss) by geographic area	$(9,495)	$(909)	$24	$--	$(10,380)

As of June 30, 2020:
Identifiable assets by geographic area	$47,436	$8,927	$449	$--	$56,812
Long lived assets by geographic area	$5,434	$6,213	$286	$--	$11,933

As of December 31, 2019:
Identifiable assets by geographic area	$11,061	$9,675	$483	$--	$21,219
Long lived assets by geographic area	$4,347	$6,981	$345	$--	$11,673

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

Note 18 - Related Party Transactions

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

In accordance with the terms of the Systat License Agreement (see Note 7), on June 30, 2020, the Company partitioned a portion of the Secured Note into a new note in an amount equal to $3 million in principal plus accrued interest (the “Closing Note”) and assigned the Closing Note and all rights and obligations thereunder to Systat in accordance with the terms and conditions of that certain Promissory Note Assignment and Assumption Agreement. The amount owed for principal and accrued interest by Sysorex to the Company as of June 30, 2020 and December 31, 2019 was approximately $8.5 million and $10.6 million, respectively.

The Secured Note has been classified as “held for sale” and the Company, with the assistance of a third-party valuation firm, estimated the fair value of such using Sysorex financial projections, a discounted cash flow model and a 12.3% discount rate. As a result, the Company established a full valuation allowance as of June 30, 2020. The Company is required to periodically re-evaluate the carrying value of the note and the related valuation allowance based on various factors, including, but not limited to, Sysorex’s performance and collectability of the note. Sysorex’s performance against those financial projections will directly impact future assessments of the fair value of the note.

Sysorex Receivable

On February 20, 2019, the Company, Sysorex and Atlas Technology Group, LLC (“Atlas”) entered into a settlement agreement resulting in a net award of $941,796 whereby Atlas agreed to accept an aggregate of 16,655 shares of freely-tradable common stock of the Company in full satisfaction of the award.  The Company and Sysorex each agreed pursuant to the terms and conditions of that certain Separation and Distribution Agreement, dated August 7, 2018, as amended, that 50% of the costs and liabilities related to the arbitration action would be shared by each party following the Spin-off. As a result, Sysorex owes the Company approximately $565,078 for the settlement plus the interest accrued through June 30, 2020 of approximately $83,105. The total owed to the Company for this settlement as of June 30, 2020 was approximately $648,183. The Company established a full valuation allowance against this balance as of June 30, 2020.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

Note 19 - Leases

The Company has an operating lease for its administrative office in Palo Alto, California, effective October 1, 2014, for 8.3 years.  The initial lease rate was $14,225 per month with escalating payments.  In connection with the lease, the Company is obligated to pay $8,985 monthly for operating expenses for building repairs and maintenance.  The Company also has an operating lease for its administrative office in Encino, CA. This lease was effective June 1, 2014 and will end on July 31, 2021. The current lease rate is $6,984 per month and $276 per month for the common area maintenance. Additionally, the Company has an amended operating lease for its administrative office in Coquitlam, Canada, from May1, 2020 through September 30, 2022. The initial lease rate was $4,479 CAD per month with escalating payments.  In connection with the lease, the Company is obligated to pay $2,566 CAD monthly for operating expenses for building repairs and maintenance.  The Company has an operating lease for its administrative office in Toronto, Canada, from August 15, 2019 through July 31, 2021. The monthly lease rate is $24,506 CAD per month with no escalating payments.  In connection with the lease, the Company is obligated to pay $9,651 CAD monthly for operating expenses for building repairs and maintenance.  Additionally, the Company has an operating lease for its administrative office in New Westminster, Canada, from August 1, 2019 through July 31, 2021. The initial lease rate was $575 CAD per month. The Company has an operating lease for its administrative office in Hyderabad, India, from January 1, 2019 through February 28, 2024. The monthly lease rate is 482,720 INR per month with 5% escalating payments.  In connection with the lease, the Company is obligated to pay 68,960 INR monthly for operating expenses for building repairs and maintenance.  The Company has no other operating or financing leases with terms greater than 12 months.

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

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

Note 19 - Leases (continued)

Right-of-use assets is summarized below (in thousands):

As of June 30 2020
Palo Alto, CA Office	$808
Encino, CA Office	194
Hyderabad, India Office	354
Coquitlam, Canada Office	90
Westminster, Canada Office	10
Toronto, Canada Office	389
Less accumulated amortization	(654)
Right-of-use asset, net	$1,191

Lease expense for operating leases recorded in the balance sheet is included in operating costs and expenses and is based on the future minimum lease payments recognized on a straight-line basis over the term of the lease plus any variable lease costs. Operating lease expenses, inclusive of short-term and variable lease expenses, recognized in the Company’s condensed consolidated statement of income for the three-month period ended June 30, 2020 was $253,000 and $524,000 for the six-month period ended June 30, 2020.

During the three-month period ended June 30, 2020, the Company recorded $160,913 as rent expense to the right-of-use assets.  During the six-month period ended June 30, 2020, the Company recorded $285,178 as rent expense to the right-of-use assets.

Lease liability is summarized below (in thousands):

As of June 30, 2020
Total lease liability	$1,212
Less: short term portion	(589)
Long term portion	$623

Maturity analysis under the lease agreement is as follows (in thousands):

Year ending December 31, 2020	$326
Year ending December 31, 2021	536
Year ending December 31, 2022	362
Year ending December 31, 2023	113
Year ending December 31, 2024	16
Total	$1,353
Less: Present value discount	(141)
Lease liability	$1,212

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the date of adoption of Topic 842. As of June 30, 2020, the weighted average remaining lease term is 2.41 years and the weighted average discount rate used to determine the operating lease liabilities was 8.0%.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

Note 20 - Commitments and Contingencies

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

In addition to the failure to comply with Nasdaq Listing Rule 5550(a)(2), the Nasdaq Staff advised us that the Company’s history of non-compliance with Nasdaq’s minimum bid price requirement, the corresponding history of reverse stock splits, the dilutive effect of certain offerings and an inability to cure the bid price deficiency organically without effecting a reverse stock split prior to November 26, 2019 could raise public interest concerns under Nasdaq Listing Rule 5101 and could result in the Nasdaq Staff issuing a delisting determination with respect to the Company’s common stock (subject to any appeal the Company may file). Nasdaq rules provide that Nasdaq may suspend or delist particular securities based on any event, condition or circumstance that exists or occurs that makes continued listing of the securities on Nasdaq inadvisable or unwarranted in the opinion of the Nasdaq Staff, even though the securities meet all enumerated criteria for continued listing on Nasdaq. In that regard, the Nasdaq Staff has discretion to determine that the Company’s failure to comply with the minimum bid price rule or any subsequent price-based market value requirement or the dilutive effect of the an offering, constitutes a public interest concern and while the Company would have an opportunity to appeal, the Company cannot assure that Nasdaq would not exercise such discretionary authority or that the Company would be successful if such discretion is exercised and the Company appeals.

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

Note 21 - Subsequent Events

At-The-Market Program

During the quarter ending September 30, 2020, the Company issued 1,604,312 shares of common stock in connection with the ATM, at per share prices between $1.5064 and $1.5134, resulting in net proceeds to the Company of approximately $2,324,000 after subtracting sales commissions of 4% of gross proceeds.

On August 13, 2020, we provided Payplant a Notice of Termination (the “Notice”) of (i) that certain Loan and Security Agreement, dated as of August 14, 2017 (the “Loan Agreement”), by and among the Company, Payplant and Lender and (ii) that certain Payplant Client Agreement, dated as of August 14, 2017, as amended (the “Client Agreement”), by and between the Company and Payplant, pursuant to which we are able to request loans from the Lender. In accordance with Section 14 and Section 27 of the Loan Agreement and the Client Agreement, respectively, we terminated each agreement as the Company has fully satisfied all obligations under the Loan Agreement and will not incur any additional obligations thereunder. As a result of the termination, the security interest we previously granted under the Loan Agreement was terminated and we paid a corresponding UCC termination fee of $150 to Payplant in accordance with Section 27 of the Client Agreement.

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

Our Indoor Intelligence product line has long sales cycles, which result from customer-related issues such as budget and procurement processes but also because of the early stages of indoor-positioning technology and the learning curve required for customers to implement such solutions. Customers also often engage in a pilot program first which prolongs sales cycles and is typical of most emerging technology adoption curves. Indoor Intelligence sales can be licensed-based with government customers but commercial customers may prefer a SaaS or subscription model. Our other digital solutions are also delivered on a SaaS model and allow us to generate industry analytics that complement our indoor-positioning solutions.

We experienced a net loss of approximately $7.3 million and $5.2 million for the three months ended June 30, 2020 and 2019, respectively, and a net loss of $13.5 million and $10.4 million for the six months ended June 30, 2020 and 2019, respectively. We cannot assure you that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. In order to continue our operations, we have supplemented the revenues we earned with proceeds from the sale of our equity and debt securities and proceeds from loans and bank credit lines. During the first quarter of 2020, we raised $5 million in gross proceeds in connection with a debt financing and during the quarter ended June 30, 2020, we raised net proceeds of approximately $40 million, in connection with sales under our at-the-market equity facility (the “ATM”) In addition, we may raise approximately $110 million of additional capital resulting in aggregate gross proceeds of $150 million under the ATM, however, general economic or other conditions resulting from COVID-19 or other events materially may impact the liquidity of our common stock or our ability to continue to access capital from the ATM to support our growth plans. Given our cash balances and budgeted cash flow requirements, we believe we have sufficient funds to support ongoing operations for the next twelve months.

Effects of COVID-19

The impact of the COVID-19 pandemic on our business and results of operations continues to remain uncertain at this time. While we have been able to continue operations remotely, we have experienced supply chain constraints and delays in the receipt of certain components of our products impacting delivery times for our products. We have also seen some impact in the demand of certain products and delays in certain projects and customer orders either because they require onsite services which could not be performed while shelter in place orders have been in effect or because of the uncertainty of the customer’s financial position and ability to invest in our technology. These factors have resulted in a decrease in our revenue during the quarter ended June 30, 2020, when compared to the same period of last year. However, due to the growth in revenue experienced in the first quarter of 2020, revenue growth during the first six months of 2020 is substantially the same when compared to the same six month period of 2019. In addition, while certain anticipated second quarter projects were initially delayed by customers, following the end of the quarter we received a substantial purchase order for our sensors from a significant customer and have also secured certain reseller partnerships focused on increasing interest in our indoor intelligence solutions for workplace readiness which is directed at enterprise organizations and government agencies to assist them in optimizing the use of their facilities as well as in developing and monitoring compliance with corporate policies and government regulations for physical distancing, exposure notification, and the identification of high traffic areas for sanitizing and cleaning in order to keep their employees healthier and safer within the workplace . If we are successful in expanding the adoption of our products and services for this and or other solutions, and are able to add to our revenue growth through the completion of strategic transactions, we may be able to offset any revenue loss that may be experienced due to any constraints resulting from the pandemic or other general economic conditions, however, there are no assurances that we will be successful or that we will be able to offset any losses, if realized.

A further discussion of the impact of the COVID-19 pandemic on our business is set forth below in Part II, Item 1A. Risk Factors.

 Corporate Strategy Update

Management continues to pursue a corporate strategy that is focused on building and developing our business as a provider of end-to-end solutions ranging from the collection of data to delivering insights from that data to our customers with a focus on securing, digitizing and optimizing premises with our indoor positioning, mapping and analytics solutions for businesses and governments. In connection with such strategy and to facilitate our long-term growth, we continue to evaluate various strategic transactions including acquisitions of companies with technologies and intellectual property (“IP”) that complement those goals by adding technology, differentiation, customers and/or revenue. Some of these opportunities may offer us the ability to enhance our technology and product offerings, expand our verticals and/or our international presence and global footprint. We believe these complementary technologies will add value to the Company and allow us to provide a comprehensive indoor intelligence platform, offering a one-stop shop to our customers.  In addition, we may seek to expand our capabilities around security, artificial intelligence, augmented reality and virtual reality or other high growth sectors. Candidates with proven technologies that complement our overall strategy may come from anywhere in the world, as long as there are strategic and financial reasons to make the acquisition. In addition, we are also exploring opportunities that will supplement our revenue growth. We are primarily looking for accretive acquisitions that have business value and operational synergies, but will be opportunistic for other strategic and/or attractive transactions that we believe may increase overall shareholder value, which may include, but not be limited to other alternative investment opportunities, such as minority investments. joint ventures or special purpose acquisition companies. If we make any acquisitions in the future, we expect that we may pay for such acquisitions with cash, equity securities and/or debt in combinations appropriate for each acquisition. In addition, we may consider an assignment of our remaining note receivable from Sysorex Inc. (“Sysorex”). In furtherance of this strategy, over the last year, we enhanced our product offerings and expanded our intellectual property portfolio by completing several strategic transactions, including, the acquisition of (1) Locality Systems, Inc. (“Locality”), a technology company based near Vancouver, Canada, specializing in wireless device positioning and radio frequency (“RF”) augmentation of video surveillance systems and (2) Jibestream Inc. (“Jibestream”), a provider of a highly configurable intelligent indoor mapping platform to expand our suite of products. In addition, we acquired certain GPS products, software, technologies, and intellectual property from GTX Corp (“GTX”), a U.S. based company specializing in GPS technologies. Recently, we acquired an exclusive, worldwide license to market, distribute and develop the SYSTAT and SigmaPlot software suite of products from Systat Software, Inc.

Recent Events

Systat License Acquisition

On June 19, 2020, we entered into an exclusive license to market, distribute, and develop the SYSTAT and SigmaPlot software suite of products (the “License Grant”) pursuant to the terms and conditions of that certain Exclusive Software License and Distribution Agreement, as amended on June 30, 2020 (as amended, the “License Agreement”), with Cranes Software International Ltd. (“Cranes”) and Systat Software, Inc. (“Systat,” and together with Cranes, the “Systat Parties”).  In accordance with the terms of the License Agreement, on June 30, 2020 (the “Closing Date”), we acquired the License Grant, effective as of June 1, 2020, and we partitioned a portion of that certain promissory note (the “Sysorex Note”) issued to us by Sysorex, Inc. (“Sysorex”), into a new note in an amount equal to $3 million in principal plus accrued interest (the “Closing Note”) and assigned the Closing Note and all rights and obligations thereunder to Systat in accordance with the terms and conditions of that certain Promissory Note Assignment and Assumption Agreement. An additional $3.3 million of the principal balance underlying the Sysorex Note will be partitioned and assigned to Systat as consideration payable for the rights granted under the license as follows: (i) $1.3 million on the three month anniversary of the Closing Date; (ii) $1.0 million on the six month anniversary of the Closing Date; and (iii) $1.0 million on the nine month anniversary of the Closing Date. . Each assignment under the Sysorex Note will be represented by new secured promissory notes and our right to any repayment under the Sysorex Note will be subordinate and junior to Sysorex’s obligation to make any payment to Systat unless we have exercised our right to offset any losses against such assigned notes as permitted in the License Agreement. In addition, we paid the remaining cash consideration of $2.2 million for the License Grant on July 8, 2020.

In connection with the License Grant, the Systat Parties provided us with equipment for us to use at no additional cost for a minimum period of six months following the Closing Date. In addition, we have the right, but not the obligation, to assume all of the Systat Parties’ rights, interests, and obligations under the Systat Customer Contracts and the Systat Distribution Agreements (as such terms are defined in the License Agreement). We are also entitled to any customer maintenance revenue, new license fees, or license renewal fees, received by any of the Systat Parties after June 1, 2020 in connection with the Systat Customer Contracts and/or Systat Distribution Agreements assigned to and assumed by us in connection with the License Agreement. The License Grant will remain in effect for a period of 15 years following the Closing Date (the “Term”), unless terminated sooner upon mutual written consent of Systat and us or upon termination by either for the other party’s specified breach.

At any time during the first 5-year period of the Term, we may exercise our option to purchase the Software, Software Source, User Documentation, Systat Intellectual Property, Customer Information and Equipment (as such terms are defined in the License Agreement) from the Systat Parties in exchange for an assignment of our right to receive an additional $1.0 million in principal under the Sysorex Note.

In connection with the License Grant, the Company expanded its operations into the United Kingdom and Germany. As a result of such expansion, the Company formed Inpixon Limited, a new wholly owned subsidiary in the United Kingdom, and established Inpixon GmbH, a wholly owned subsidiary incorporated under the laws of Germany.

The Company determined that the License Grant does not constitute an acquisition of a significant amount of assets and, as such, financial statements related to the License Agreement, including pro forma financial statements are not required to be reported with respect to such License Grant.

Equity Distribution Agreement

On March 3, 2020, we entered into an Equity Distribution Agreement with Maxim Group LLC (“Maxim”) under which we may offer and sell shares of our common stock in connection with the ATM in an aggregate offering amount of up to $50 million, which was increased on June 19, 2020 to $150 million pursuant to an amendment to the EDA, from time to time through Maxim, acting exclusively as our sales agent (the “ATM”). We intend to use the net proceeds of the ATM primarily for working capital and general corporate purposes. We may also use a portion of the net proceeds to invest in or acquire businesses or technologies that we believe are complementary to our own. We issued 29,033,036 shares of common stock during the quarter ended June 30, 2020, in connection with the ATM at per share prices between $1.13 and $2.02, resulting in net proceeds to the Company of approximately $40.5 million, after paying offering expenses and Maxim compensation of approximately $1.7 million, which is based on a rate of 4% of the gross sales of each sale for the first $50 million of shares and 3.25% for any remaining sales.

Subsequent to the quarter ended June 30, 2020, we have issued 1,604,312 shares of common stock in connection with the ATM, at per share prices between $1.5064 and $1.5134, resulting in net proceeds to the Company of approximately $2.3 million after paying offering expenses and Maxim compensation of approximately $97,000, which is based on a rate of 4% of the gross sales of each sale for the first $50 million of shares and 3.25% for any remaining sales.

Such sales were made pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-223960), which was filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2018, as amended on May 15, 2018, and declared effective on June 5, 2018 (the “Registration Statement”), and a base prospectus dated as of June 5, 2018 included in the Registration Statement and the prospectus supplement relating to the ATM filed with the SEC on March 3, 2020, as supplemented by the prospectus supplement filed with the SEC on June 22, 2020.

Note Exchanges

During the quarter ended June 30, 2020, we entered into exchange agreements with noteholders pursuant to which we issued an aggregate of 3,889,990 shares of common stock in exchange for the satisfaction of an aggregate amount of approximately $4.6 million of the outstanding balance of promissory notes issued on December 21, 2018, August 8, 2019, September 17, 2019 and November 22, 2019 to the holders of such notes at exchange prices between $1.09 and $1.362 per share, in each case at a price per share equal to Nasdaq’s “minimum price” as defined by Nasdaq Listing Rule 5635(d).

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

Mapping Services Revenue Recognition

Mapping services revenue is accounted for using the percentage of completion method. As soon as the outcome of a contract can be estimated reliably, contract revenue is recognized in the consolidated statement of operations in proportion to the stage of completion of the contract. Contract costs are expensed as incurred. Contract costs include all amounts that relate directly to the specific contract, are attributable to contract activity, and are specifically chargeable to the customer under the terms of the contract

Professional Services Revenue Recognition

The Company’s professional services include fixed fee and time and materials contracts. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and materials contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts including maintenance service provided by in house personnel, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the three and six months ended June 30, 2020 and 2019, the Company did not incur any such losses. These amounts are based on known and estimated factors.

 Contract Balances

The timing of our revenue recognition may differ from the timing of payment by our customers. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. As of June 30, 2020, the Company had deferred revenue of approximately $1,446,000 related to software license agreements and approximately $63,000 related to cash received in advance for product maintenance services provided by the Company’s technical staff. The Company expects to satisfy its remaining performance obligations for these maintenance services and recognize the deferred revenue and related contract costs over the next twelve months.

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

When assessing the recoverability of our long-lived assets, which include property and equipment and finite-lived intangible assets, we make assumptions regarding estimated future cash flows and other factors. Some of these assumptions involve a high degree of judgment and also bear a significant impact on the assessment conclusions. Included among these assumptions are estimating undiscounted future cash flows, including the projection of comparable sales, operating expenses, capital requirements for maintaining property and equipment and residual value of asset groups. We formulate estimates from historical experience and assumptions of future performance, based on business plans and forecasts, recent economic and business trends, and competitive conditions. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge. Based on our evaluation we did not record a charge for impairment for the three and six months ended June 30, 2020 and 2019.

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

We evaluate the remaining useful lives of long-lived assets and identifiable intangible assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. Such events or circumstances may include (but are not limited to): the effects of obsolescence, demand, competition, and/or other economic factors including the stability of the industry in which we operate, known technological advances, legislative actions, or changes in the regulatory environment. If the estimated remaining useful lives change, the remaining carrying amount of the long-lived assets and identifiable intangible assets would be amortized prospectively over that revised remaining useful life. We have determined that there were no events or circumstances during the three and six months ended June 30, 2020 and 2019, which would indicate a revision to the remaining amortization period related to any of our long-lived assets. Accordingly, we believe that the current estimated useful lives of long-lived assets reflect the period over which they are expected to contribute to future cash flows and are therefore deemed appropriate.

Acquired In-Process Research and Development (“IPR&D”)

In accordance with authoritative guidance, we recognize IPR&D at fair value as of the acquisition date, and subsequently account for it as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. Once an IPR&D project has been completed, the useful life of the IPR&D asset is determined and amortized accordingly. If the IPR&D asset is abandoned, the remaining carrying value is written off. During fiscal year 2014, we acquired IPR&D through the acquisition of AirPatrol, in 2015 through the acquisition of the assets of LightMiner, in 2019 through the acquisitions of Locality, Jibestream and certain assets of GTX and in 2020 through the SYSTAT licensing agreement. Our IPR&D is comprised of AirPatrol, LightMiner, Locality, Jibestream, GTX and SYSTAT technology, which was valued on the date of the acquisition. It will take additional financial resources to continue development of these technologies.

We continue to seek additional resources, through both capital raising efforts and meeting with industry experts, for further development of the AirPatrol, Locality, Jibestream, GTX and SYSTAT technologies. Through June 30, 2020, we have made some progress with raising capital since these acquisitions, building our pipeline and getting industry acknowledgment. We have been recognized by leading industry analysts in a report on leading indoor positioning companies and was also awarded the IoT Security Excellence award by TMC. Management remains focused on growing revenue from these products and continues to pursue efforts to recognize the value of the AirPatrol, LightMiner, Locality, Jibestream, GTX and SYSTAT technologies. Although there can be no assurance that these efforts will be successful, we intend to allocate financial and personnel resources when deemed possible and/or necessary. If we choose to abandon these efforts, or if we determine that such funding is not available, the related IPR&D will be subject to significant impairment.

Impairment of Long-Lived Assets Subject to Amortization

We amortize intangible assets with finite lives over their estimated useful lives and review them for impairment whenever an impairment indicator exists. We continually monitor events and changes in circumstances that could indicate carrying amounts of our long-lived assets, including our intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. We did not recognize any intangible asset impairment charges for the three and six months ended June 30, 2020 and 2019. See “Acquired In-Process Research and Development (“IPR&D”)” for further information.

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

As of June 30, 2020 and December 31, 2019, reserves for credit losses included a reserve for doubtful accounts of approximately $ 467,000 and $646,000, respectively, due to the aging of the items greater than 120 days outstanding and other potential non-collections.

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

The Company incurred stock-based compensation charges of $286,000 and $858,000 for the three months ended June 30, 2020 and 2019, respectively, and $685,000 and $1,748,000 for the six months ended June 30, 2020 and 2019 respectively, which are included in general and administrative expenses. Key weighted-average assumptions used to apply this pricing model during the six months ended June 30, 2020 were as follows:

For the Six Months Ended June 30, 2020

Risk-free interest rate	0.33%
Expected life of stock option grants	5 years
Expected volatility of underlying stock	34.43%
Dividends assumption	$ –

Results of Operations

Three months ended June 30, 2020 compared to three months ended June 30, 2019

	For the Three Months Ended
	June 30, 2020		June 30, 2019
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	% Change*

Revenues	$1,076	100%	$1,491	100%	(28)%
Cost of revenues	$305	28%	$391	26%	(22)%
Gross profit	$771	72%	$1,100	74%	(30)%
Operating expenses	$5,899	548%	$5,825	391%	1%
Loss from operations	$(5,128)	(477)%	$(4,725)	(317)%	9%
Net loss	$(7,304)	(679)%	$(5,231)	(351)%	40%
Net loss attributable to stockholders of Inpixon	$(7,323)	(681)%	$(5,240)	(351)%	40%

*	Amounts used to calculate dollar and percentage changes are based on numbers in the thousands. Accordingly, calculations in this item, which may be rounded to the nearest hundred thousand, may not produce the same results.

Revenues

Revenues for the three months ended June 30, 2020 were $1,076,000 compared to $1,491,000 for the comparable period in the prior year for a decrease of $415,000, or approximately 28%. Revenues decreased in the second quarter of 2020 over the prior period in 2019 primarily attributable to a delay in an anticipated customer order for our sensors from a significant customer that resulted from office closures in connection with responding to government imposed “shelter-in place” orders in connection with the COVID-19 pandemic.

 Cost of Revenues

Cost of revenues for the three months ended June 30, 2020 were $305,000 compared to $391,000 for the comparable period in the prior year. This decrease of $86,000, or approximately 22%, was primarily attributable to the lower sales described above.

 Gross Profit

The gross profit margin for the three months ended June 30, 2020 was 72% compared to 74% for the second quarter ended June 30, 2019. This decrease in margin is primarily due to lower margins associated with our mapping services during the second quarter ended June 30, 2020.

Operating Expenses

Operating expenses for the three months ended June 30, 2020 were $5.9 million and $5.8 million for the comparable period ended June 30, 2019. This increase of approximately $0.1 million is primarily attributable to the increased operating expenses from the Jibestream acquisition.

Loss From Operations

Loss from operations for the three months ended June 30, 2020 was $5.1 million as compared to $4.7 million for the comparable period in the prior year. This increase in loss of approximately $0.4 million was primarily attributable to the lower revenues during the second quarter of 2020 as compared to the same period of last year.

Other Income/Expense

Other income/expense for the three months ended June 30, 2020 was a loss of $2,176,000 compared to a loss of $506,000 for the comparable period in the prior year. This increase in loss of $1,670,000 is primarily attributable to the increase in interest expense and debt discount on promissory notes, a $835,000 valuation allowance adjustment due to the uncertainty of being repaid in connection with note receivable from Sysorex and a $628,000 valuation allowance for related party receivable in connection with obligations from a settlement agreement related to our spin-off of Sysorex in 2018.

Provision for Income Taxes

There was no provision for corporate income taxes for the three months ended June 30, 2020 and 2019 as the Company was in a net taxable loss position. Deferred tax assets resulting from such losses are fully reserved as of June 30, 2020 and 2019 since, at present, the Company has no history of taxable income and it is more likely than not that such assets will not be realized.

Net Income Attributable To Non-Controlling Interest

Net income attributable to non-controlling interest for the three months ended June 30, 2020 was $19,000 compared to net income of $9,000 for the comparable period in the prior year. This increase in income of $10,000 was attributable to the gain from Inpixon India and is immaterial.

Net Loss Attributable To Stockholders of Inpixon

Net loss attributable to stockholders of Inpixon for the three months ended June 30, 2020 was $7.3 million compared to $5.2 million for the comparable period in the prior year. The higher loss of approximately $2.1 million was primarily attributable to the lower revenues received this quarter as compared to the same period of last year, additional interest expense and debt discount on promissory notes, a $835,000 valuation allowance adjustment due to the uncertainty of being repaid in connection with note receivable from Sysorex and a $628,000 valuation allowance for related party receivable from a settlement agreement.

Six months ended June 30, 2020 compared to six months ended June 30, 2019

	For the Six Months Ended
	June 30, 2020		June 30, 2019
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	% Change*

Revenues	$2,880	100%	$2,854	100%	1%
Cost of revenues	$814	28%	$727	26%	12%
Gross profit	$2,066	72%	$2,127	75%	(3)%
Operating expenses	$12,759	443%	$11,714	410%	9%
Loss from operations	$(10,693)	(371)%	$(9,587)	(336)%	12%
Net loss	$(13,469)	(468)%	$(10,380)	(364)%	30%
Net loss attributable to stockholders of Inpixon	$(13,478)	(468)%	$(10,384)	(364)%	30%

*	Amounts used to calculate dollar and percentage changes are based on numbers in the thousands. Accordingly, calculations in this item, which may be rounded to the nearest hundred thousand, may not produce the same results.

Revenues

Revenues for the six months ended June 30, 2020 were $2,880,000 compared to $2,854,000 for the comparable period in the prior year for an increase of $26,000, or only approximately 1%, which was primarily attributable to the impact of the COVID-19 pandemic on our business.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2020 were $814,000 compared to $727,000 for the comparable period in the prior year. This increase of $87,000, or approximately 12%, was primarily attributable to the increase in lower margin mapping revenue in 2020.

Gross Profit

The gross profit margin for the six months ended June 30, 2020 was 72% compared to 75% for the six months ended June 30, 2019. This decrease in margin is primarily due to lower margins associated with our mapping services during the six months ended June 30, 2020.

Operating Expenses

Operating expenses for the six months ended June 30, 2020 were $12.8 million and $11.7 million for the comparable period ended June 30, 2019. This increase of approximately $1.1 million is primarily attributable to the increased operating expenses from the Jibestream acquisition.

Loss From Operations

Loss from operations for the six months ended June 30, 2020 was $10.7 million as compared to $9.6 million for the comparable period in the prior year. This increase in loss of approximately $1.1 million was primarily attributable to the lower revenues in the second quarter of 2020 as compared to the same period in 2019 and the increased operating expenses from the Jibestream acquisition.

Other Income/Expense

Other income/expense for the six months ended June 30, 2020 was a loss of $2,863,000 compared to a loss of $793,000 for the comparable period in the prior year. This increase in loss of approximately $2,070,000 is primarily attributable to the increase in interest expense and debt discount on promissory notes, a $835,000 valuation allowance adjustment due to the uncertainty of being repaid in connection with note receivable from Sysorex and a $628,000 valuation allowance for related party receivable from a settlement agreement.

Provision for Income Taxes

There was no provision for corporate income taxes for the six months ended June 30, 2020 and 2019 as the Company was in a net taxable loss position. Deferred tax assets resulting from such losses are fully reserved as of June 30, 2020 and 2019 since, at present, the Company has no history of taxable income and it is more likely than not that such assets will not be realized. The Company recorded an income tax benefit of approximately $87,000 during the six months ended June 30, 2020 for the reduction of the deferred tax liability related to the amortization of the Locality and Jibestream intangibles.

Net Income Attributable To Non-Controlling Interest

Net income attributable to non-controlling interest for the six months ended June 30, 2020 was $9,000 compared to net income of $4,000 for the comparable period in the prior year. This increase in income of $5,000 was attributable to the gain from Inpixon India and is immaterial.

Net Loss Attributable To Stockholders of Inpixon

Net loss attributable to stockholders of Inpixon for the six months ended June 30, 2020 was $13.5 million compared to $10.4 million for the comparable period in the prior year. The higher loss of approximately $3.1 million was primarily attributable to the lower revenues received this quarter as compared to the same period last year, additional interest expense and debt discount on promissory notes, a $835,000 valuation allowance adjustment due to the uncertainty of being repaid in connection with note receivable from Sysorex and a $628,000 valuation allowance for related party receivable from a settlement agreement.

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

Adjusted EBITDA for the three months ended June 30, 2020 was a loss of $3.9 million compared to a loss of $1.9 million for the prior period in 2019. Adjusted EBITDA for the six months ended June 30, 2020 was a loss of $7.8 million compared to a loss of $4.5 million for the prior period in 2019.

The following table presents a reconciliation of net income/loss attributable to stockholders of Inpixon, which is our GAAP operating performance measure, to Adjusted EBITDA for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss attributable to common stockholders	$(7,323)	$(5,240)	$(13,478)	$(11,634)
Adjustments:
Non-recurring one-time charges:
Loss on exchange of debt for equity	47	160	132	160
Provision for valuation allowance for held for sale loan	835	--	835	--
Provision for the valuation allowance for related party receivable	648	--	648	--
Settlement of litigation	--	--	--	6
Acquisition transaction/financing costs	169	510	196	647
Costs associated with public offering	--	50	--	50
Severance	--	100	--	100
Provision for doubtful accounts	--	--	--	105
Deemed dividend for triggering of warrant down round feature	--	--	--	1,250
Stock-based compensation - compensation and related benefits	286	858	685	1,748
Interest expense, net	777	508	1,397	864
Depreciation and amortization	682	1,117	1,908	2,160
Income tax benefit	--	(2)	(87)	(2)
Adjusted EBITDA	$(3,879)	$(1,939)	$(7,764)	$(4,546)

We rely on Adjusted EBITDA, which is a non-GAAP financial measure for the following:

●	to review and assess the operating performance of our Company as permitted by Accounting Standards Codification Topic 280, Segment Reporting;

●	to compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	as a basis for allocating resources to various projects;

●	as a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	to evaluate internally the performance of our personnel.

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

Proforma Non-GAAP Net Loss per Share

Basic and diluted net loss per share for the three months ended June 30, 2020 was ($0.32) compared to ($25.47) for the prior period in 2019. Basic and diluted net loss per share for the six months ended June 30, 2020 was ($0.97) compared to ($75.99) for the prior period in 2019.

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

Proforma non-GAAP net loss per basic and diluted common share for the three months ended June 30, 2020 was ($0.21) compared to a loss of ($13.33) per share for the prior period in 2019. Proforma non-GAAP net loss per basic and diluted common share for the six months ended June 30, 2020 was ($0.68) compared to a loss of ($38.76) per share for the prior period in 2019.

The following table presents a reconciliation of net loss per basic and diluted share, which is our GAAP operating performance measure, to proforma non-GAAP net loss per share for the periods reflected (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss attributable to common stockholders	$(7,323)	$(5,240)	$(13,478)	$(11,634)
Adjustments:
Non-recurring one-time charges:
Loss on exchange of debt for equity	47	160	132	160
Provision for valuation allowance for held for sale loan	835	--	835	--
Provision for the valuation allowance for related party receivable	648	--	648	--
Settlement of litigation	--	--	--	6
Acquisition transaction/financing costs	169	510	196	647
Costs associated with public offering	--	50	--	50
Severance	--	100	--	100
Provision for doubtful accounts	--	--	--	105
Deemed dividend for triggering of warrant down round feature	--	--	--	1,250
Stock-based compensation - compensation and related benefits	286	858	685	1,748
Amortization of Intangibles	508	820	1,524	1,633
Proforma non-GAAP net loss	$(4,830)	$(2,742)	$(9,458)	$(5,935)
Proforma non-GAAP net loss per basic and diluted common share	$(0.21)	$(13.33)	$(0.68)	$(38.76)
Weighted average basic and diluted common shares outstanding	22,823,976	205,730	13,931,245	153,108

We rely on proforma non-GAAP net loss per share, which is a non-GAAP financial measure:

●	to review and assess the operating performance of our Company as permitted by Accounting Standards Codification Topic 280, Segment Reporting;

●	to compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	as a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	to evaluate internally the performance of our personnel.

We have presented proforma non-GAAP net loss per share above because we believe it conveys useful information to investors regarding our operating results. We believe it provides an additional way for investors to view our operations, when considered with both our GAAP results and the reconciliation to net income (loss), and that by including this information we can provide investors with a more complete understanding of our business. Specifically, we present proforma non-GAAP net loss per share as supplemental disclosure because:

●	we believe proforma non-GAAP net loss per share is a useful tool for investors to assess the operating performance of our business without the effect of non-cash items including stock based compensation, amortization of intangibles and one time charges including gain on the settlement of obligations, severance costs, provision for doubtful accounts, change in the fair value of shares to be issued, acquisition costs and the costs associated with public offerings;

●	we believe that it is useful to provide to investors a standard operating metric used by management to evaluate our operating performance; and

●	we believe that the use of proforma non-GAAP net loss per share is helpful to compare our results to other companies.

Liquidity and Capital Resources as of June 30, 2020

Our current capital resources and operating results as of and through June 30, 2020, consist of:

1)	an overall working capital of $30.0 million;

2)	cash of approximately $39.5 million;

3)	ATM equity facility in an aggregate offering amount of up to $150 million of which we have raised approximately $42 million of net proceeds as of June 30, 2020;

4)	the Payplant credit facility which we may borrow against based on eligible assets with a balance of $0 as of June 30, 2020; and

5)	net cash used by operating activities for the period of $10.4 million.

The breakdown of our overall working capital deficit is as follows (in thousands):

Working Capital	Assets	Liabilities	Net
Cash and cash equivalents	$39,458	$–	$39,458
Accounts receivable, net / accounts payable	1,155	630	525
Operating lease obligation	–	589	(589)
Prepaid licenses and maintenance contracts/deferred revenue	–	1,509	(1,509)
Notes and other receivables / Short-term debt	160	5,523	(5,363)
Acquisition liability	–	2,950	(2,950)
Other	1,684	1,254	430
Total	$42,457	$12,455	$30,002

Net cash used in operating activities during the six months ended June 30, 2020 of $10.4 million consists of net loss of $13.5 million offset by non-cash adjustments of $6.4 million less net cash changes in operating assets and liabilities of approximately $3.3 million.

During the first quarter of 2020, we raised $5 million in gross proceeds in connection with a debt financing and during the quarter ended June 30, 2020, we raised net proceeds of approximately $40 million during the quarter ended June 30, 2020, in connection with sales under the ATM. Given our current cash balances and budgeted cash flow requirements, the Company believes such funds are sufficient to support ongoing operations for the next 12 months. In addition, we may continue to raise up to an aggregate of $150 million in gross proceeds under the ATM, however, general economic or other conditions resulting from COVID 19 or other events materially may impact the liquidity of our common stock or our ability to continue to access capital from the ATM to support our growth plans. In addition, the impact of the COVID-19 pandemic on our business and results of operations continues to remain uncertain at this time. While we have been able to continue operations remotely we have experienced supply chain constraints and delays in the receipt of certain components of our products impacting delivery times for our products, we have also seen some impact in the demand of certain products including our SaaS or subscription based services and products, delays in certain projects and customer requests either because they require onsite services which could not be performed while shelter in place orders have been in effect or because of the uncertainty of the customer’s financial position and ability to invest in our technology, which resulted in a decrease in our revenue during the quarter ended June 30, 2020, when compared to the same period of last year. However, due to the growth in revenue experienced in the first quarter of 2020, revenue growth during the six months of 2020 is substantially the same when compared to the six month period of 2019. In addition, while certain anticipated second quarter projects were initially delayed by customers, we recently received a substantial purchase order for our sensors from a significant customer and have also seen an increase in interest in our indoor intelligence solutions for workplace readiness which is directed at enterprise organizations and government agencies to assist them in optimizing the use of their facilities as well as in developing and monitoring compliance with corporate policies and government regulations for physical distancing, exposure notification, and the identification of high traffic areas for sanitizing and cleaning in order to keep their employees healthier and safer within the workplace. If we are successful in expanding the adoption of our products and services for this and or other solutions, we may be able to offset any revenue loss that may be experienced due to any constraints that may result from the pandemic or other general economic conditions, however, there are no assurances that we will be successful or that we will be able to offset any losses, if realized. The Company is also pursuing possible strategic transactions and may raise such additional capital as needed, using our equity securities, an assignment of the remaining note receivable from Sysorex and/or cash and debt financings in combinations appropriate for each acquisition.

Liquidity and Capital Resources – Payplant

As of June 30, 2020, the principal amount outstanding under the Payplant Loan Agreement was $0.

Liquidity and Capital Resources as of June 30, 2020 Compared to June 30, 2019

The Company’s net cash flows used in operating, investing and financing activities for the six months ended June 30, 2020 and 2019 and certain balances as of the end of those periods are as follows (in thousands):

	For the Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(10,369)	$(6,568)
Net cash used in investing activities	(472)	(963)
Net cash provided by financing activities	45,537	8,073
Effect of foreign exchange rate changes on cash	(15)	31
Net increase in cash	$34,681	$573

	As of June 30, 2020	As of December 31, 2019
Cash and cash equivalents	$39,458	$4,777
Working capital (deficit)	$30,002	$(6,975)

Operating Activities for the six months ended June 30, 2020

Net cash used in operating activities during the six months ended June 30, 2020 was $10.4 million. The cash flows related to the six months ended June 30, 2020 consisted of the following (in thousands):

Net loss	$(13,469)
Non-cash income and expenses	6,375
Net change in operating assets and liabilities	(3,275)
Net cash used in operating activities	$(10,369)

The non-cash income and expense of $6.4 million consisted primarily of the following (in thousands):

$1,908	Depreciation and amortization expenses (including amortization of intangibles) primarily attributable to the Shoom, AirPatrol, LightMiner, Locality, GTX, and Jibestream, which were acquired effective August 31, 2013, April 16, 2014, November 21, 2016, May 21, 2019, June 27, 2019, and August 15, 2019, respectively.
356	Amortization of right of use asset
685	Stock-based compensation expense attributable to warrants and options issued as part of Company operations
132	Loss on exchange of debt for equity
1,909	Amortization of debt discount
835	Provision for the valuation allowance for held for sale loan
648	Provision for the valuation allowance for related party receivable
(32)	Accrued interest income, related party
(87)	Income tax benefit
21	Other
$6,375	Total non-cash income

The net use of cash in the change in operating assets and liabilities aggregated a decrease of approximately $3.3 million and consisted primarily of the following (in thousands):

$(107)	Increase in accounts receivable and other receivables
(896)	Increase in inventory, other current assets and other assets
(1,539)	Decrease in accounts payable
(476)	Increase in accrued liabilities and other liabilities
(362)	Decrease in operating lease liabilities
105	Increase in deferred revenue
$(3,275)	Net cash used in the changes in operating assets and liabilities

Operating Activities for the six months ended June 30, 2019

Net cash used in operating activities during the six months ended June 30, 2019 was $6.6 million. The cash flows related to the six months ended June 30, 2019 consisted of the following (in thousands):

Net loss	$(10,380)
Non-cash income and expenses	5,194
Net change in operating assets and liabilities	(1,382)
Net cash used in operating activities	$(6,568)

The non-cash income and expense of $5.2 million consisted primarily of the following (in thousands):

$2,160	Depreciation and amortization expenses (including amortization of intangibles) primarily attributable to the Shoom, AirPatrol, LightMiner, Locality, GTX, and Jibestream, which were acquired effective August 31, 2013, April 16, 2014, November 21, 2016, May 21, 2019, June 27, 2019, and August 15, 2019, respectively.
164	Amortization of right of use asset
1,748	Stock-based compensation expense attributable to warrants and options issued as part of Company operations
160	Loss on exchange of debt for equity
33	Amortization of technology
798	Amortization of debt discount
105	Provision for doubtful accounts
26	Other
$5,194	Total non-cash income

  The net use of cash in the change in operating assets and liabilities aggregated $1.4 million and consisted primarily of the following (in thousands):

$(1,198)	Increase in accounts receivable and other receivables
(236)	Increase in inventory, other current assets and other assets
132	Increase in accounts payable
(13)	Decrease in accrued liabilities and other liabilities
(67)	Decrease in deferred revenue
$(1,382)	Net cash used in the changes in operating assets and liabilities

Cash Flows from Investing Activities as of June 30, 2020 and 2019

Net cash flows used in investing activities during the six months ended June 30, 2020 was approximately $0.5 million compared to net cash flows used in investing activities during the six months ended June 30, 2019 of approximately $1.0 million. Cash flows related to investing activities during the six months ended June 30, 2020 include $433,000 investment in capitalized software and $39,000 for the purchase of property and equipment. Cash flows related to investing activities during the six months ended June 30, 2019 include $465,000 investment in capitalized software, $250,000 investment in GTX, $204,000 investment in Locality, and $44,000 for the purchase of property and equipment.

Cash Flows from Financing Activities as of June 30, 2020 and 2019

Net cash flows provided by financing activities during the six months ended June 30, 2020 was approximately $47.7 million. During the six months ended June 30, 2020, the Company received incoming cash flows of $41.8 million from the issuance of common stock, $5.0 million of proceeds from promissory notes, $2.0 million of acquisition liability repayments, $0.2 million of repayments from related parties, and $1,000 from notes payable proceeds offset by $1.0 million of loans to related party and $150,000 of net repayments to bank facility. Net cash flows provided by financing activities during the six months ended June 30, 2019 was $8.1 million. During the six months ended June 30, 2019, the Company received incoming cash flows of $10.9 million from the issuance of common stock, preferred stock and warrants, $4.5 million of net proceeds from promissory notes and $1.7 million of repayments from a related party offset by $8.9 million of loans to related parties, $23,000 of repayments to bank facility, and $1,000 of notes payable repayment.

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

In connection with our annual report on Form 10-K for the year ended December 31, 2019, we reported a material weakness in our internal controls over financial reporting resulting from the determination following initial audit procedures that the documentation underlying the preparation of forward projections, which included copies of customer contracts underlying the basis of projecting revenues and support for the projected cost structures associated with determining the fair value of the Sysorex note as of December 31, 2019, was not supportable thereby requiring material adjustments to be made to the carrying value of the note as determined by management as of December 31, 2019. To address the material weakness, we have enhanced our internal technical accounting capabilities by engaging and using third-party advisors to assist in areas requiring specialized technical accounting expertise, including with respect to designing the procedures and processes associated with assessing the fair value of our equity and debt instruments. We have tested these measures and believe these measures have enabled us to remediate the underlying control deficiency that gave rise to the previously disclosed material weakness.

As a result, and in connection with the preparation of this Form 10-Q, management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Controls

Remediation Measures

With the exception of the remediation efforts described above there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company’s management determined that there were no material changes needed to internal controls as a result of the COVID-19 pandemic.

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

As of June 30, 2020, we have an aggregate outstanding principal and accrued interest balance of approximately $6.7 million underlying the promissory note issued to Iliad Research and Trading, L.P. (“Iliad”). This promissory note matures in March 2021. In addition, Iliad may, subject to current standstill agreements, require us to redeem 1/3 of the initial principal balance of their promissory notes each month in cash. The ability to meet payment and other obligations under this note depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control as described in this Form 10-Q. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure debt, exchange debt for other securities, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet debt payment and other obligations, which could have a material adverse effect on our financial condition.

In addition, so long as the note is outstanding, the holder will have a right of first refusal on more favorable equity-linked financings and will be entitled to participate in certain equity or debt financings, in each case, subject to certain exceptions. The existence of these rights may deter potential financing sources and may lead to delays in our ability to close proposed financings. Any delay or inability to complete a financing when needed could have a material adverse effect on our financial condition.

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

We have remediated this material weakness during the quarter ended June 30, 2020.

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

Risks Related to the Systat License Grant

We may not be able to successfully integrate the License Grant, or retain the existing customer base, which may result in our inability to fully realize the intended benefits of the Systat transactions. In addition the integration of the sale of these software products into our business operation may disrupt our current operations, which could have a material adverse effect on our business, financial position and/or results of operations.

During the second quarter, we acquired the license to use, modify, develop, market and distribute certain software owned or licensed by the Systat Parties. Incorporating the marketing and distribution of this software on a worldwide basis into our operations may result in operational, technological and personnel-related challenges, which are time-consuming and expensive and may disrupt our ongoing business operations. Furthermore, integration involves a number of risks, including, but not limited to:

•	difficulties or complications in combining the acquired technologies, equipment and personnel into our operations;

•	differences in controls, procedures and policies, regulatory standards and business cultures between the acquired personnel and our current personnel;

•	the diversion of management’s attention from our ongoing core business operations;

•	the potential loss of key personnel;

•	the potential loss of key customers or suppliers who choose not to do business with us;

•	difficulties or delays in consolidating the acquired technologies; and/or

•	unanticipated costs and other assumed contingent liabilities.

These factors could cause us to not fully realize the anticipated financial and/or strategic benefits of the transactions, which could have a material adverse effect on our business, financial condition and/or results of operations.

Several of our directors may be deemed to be interested parties in the transactions by virtue of their relationships with Sysorex, Cranes, or Systat. These interrelationships may create, or appear to create, conflicts of interest.

Nadir Ali, our chief executive officer and director, is also a director of Sysorex, the issuer of the Sysorex Note that was assigned as consideration for the transactions. Mr. Ali’s dual roles may create conflicts of interest between Mr. Ali’s obligations to our company and its shareholders and his obligations to Sysorex and its shareholders. For example, Mr. Ali may be in a position to influence whether Sysorex complies with its obligations under the note purchase agreement pursuant to which the promissory note was issued, and whether we lend additional amounts to Sysorex, waive defaults or accelerate such indebtedness or take other steps as a secured creditor in a manner that may be viewed as contrary to the best interests of either our company or Sysorex and their respective stockholders. Any such decision may also affect Systat the holder of a substantial portion of the indebtedness under the note purchase agreement.

There is substantial risk that Cranes may be forced into involuntary bankruptcy or receivership because it is defending several petitions from creditors seeking to wind-up its business, it is subject to considerable potential fines from Indian regulators, and owes significant amounts in taxes to Indian tax authorities.

Should Cranes be forced into bankruptcy or receivership, Cranes would likely reduce or discontinue its operations, and its assets and those of its subsidiaries could be sold to the benefit of creditors or to satisfy statutory amounts due to Indian authorities and regulators. Creditors of Cranes and Indian authorities may also seek to, in some circumstances, terminate, unwind or void, licensing agreements between Cranes and other entities, including its subsidiaries,. Should Cranes be forced into bankruptcy or receivership, our rights and remedies under the License Agreement may be impaired or inadequate, including our ability to purchase the software licensed thereunder. The bankruptcy of Cranes would only affect us to the extent that it affects the License Agreement, and the indemnification obligations thereunder, or the License Grant. For example, creditors of Cranes or Indian authorities could seek to withdraw authorization or otherwise void the License Agreement, in whole or in part, between us and Cranes, thereby depriving us of the intellectual property licenses thereunder. If we are unable to remedy the situation under the applicable circumstances, such an event would cause substantial harm to our business and any of our operations to the extent that they rely on or are structured around such licensed intellectual property.

We may not realize the full benefit of the License Grant if the licensed material has less market appeal than expected.

In addition to designing and developing our own products and services, we evaluate various strategic transactions and acquisitions of companies with technologies and intellectual property that complement our products and services by adding technology, differentiation, customers and/or revenue. We believe these complementary technologies will add value to the Company and allow us to provide a comprehensive indoor intelligence platform, offering a one-stop shop to our customers. We anticipate that the License Grant will result in an increase in our revenues; however, there can be no assurance that we will be able to retain the existing customer base or expand the technologies and products licensed from Systat with existing customers and finding new customers to sell our products and services to. This may require increasingly sophisticated and costly sales efforts and may not result in additional sales. In addition, the rate at which our customers purchase additional products and services, and our ability to attract new customers, depends on a number of factors, including the perceived need for indoor mapping products and services, as well as general economic conditions. If our efforts to sell additional products and services are not successful, our business may suffer.

If we fail to comply with our obligations in our intellectual property licenses, we could lose license rights that may important to our business and results of operations.

The License Agreement imposes certain obligations on us. If we fail to comply with the terms and obligations of the License Agreement, including the obligation to assign a portion of our right to repayment from the Sysorex Note in accordance with the schedule set forth in the License Agreement, our rights may be reduced or terminated, in which event we may not be able to develop and market any product that is covered by the License Grant. Termination of the License Grant for failure to comply with such obligations or for other reasons, or reduction or elimination of our licensed rights under it, may result in our having to negotiate new or reinstated licenses on less favorable terms or cause us to enter into a new license for a similar intellectual property. The occurrence of such events could materially harm our business and financial condition.

If we do not adequately protect our intellectual property rights received in connection with the License Agreement, we may experience a loss of revenue and our operations and growth prospects may be materially harmed.

The Systat Parties have represented to us that the licensed intellectual property is legally and beneficially owned or licensed by the Systat Parties. Although we are not aware of any infringement claims, it is possible that such claims are made during the Term. While the Systat Parties have agreed to indemnify us in connection with any losses or claims relating to any infringement of the licensed intellectual property, any loss of the intellectual property rights could result in a loss of revenue and our operations and growth prospects may be materially harmed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a) Sales of Unregistered Securities

Note Exchanges

During the quarter ended June 30, 2020, we entered into exchange agreements with noteholders pursuant to which we issued an aggregate of 3,889,990 shares of common stock in exchange for the satisfaction of an aggregate amount of approximately $4.6 million of the outstanding balance of promissory notes issued on December 21, 2018, August 8, 2019, September 17, 2019 and November 22, 2019 to the holders of such notes at exchange prices between $1.09 and $1.362 per share, in each case at a price per share equal to Nasdaq’s “minimum price” as defined by Nasdaq Listing Rule 5635(d).

The offer and sale of such shares was not registered under the Securities Act in reliance on an exemption from registration under Section 3(a)(9) of the Securities Act, in that (a) the shares of common stock were issued in exchange for the partitioned notes which were each another outstanding security of the Company; (b) there was no additional consideration of value delivered in connection with the exchanges; and (c) there were no commissions or other remuneration paid by the Company in connection with the exchanges.

c) Issuer Purchases of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

The information set forth below is included herein for the purpose of providing the disclosure required under “Item 1.02 – Termination of a Material Definitive Agreement.” of Form 8-K.

On August 13, 2020, we provided Payplant LLC (“Payplant”), as agent for Payplant Alternatives Fund LLC (the “Lender”), a Notice of Termination (the “Notice”) of (i) that certain Loan and Security Agreement, dated as of August 14, 2017 (the “Loan Agreement”), by and among the Company, Payplant and Lender and (ii) that certain Payplant Client Agreement, dated as of August 14, 2017, as amended (the “Client Agreement”), by and between the Company and Payplant, pursuant to which we are able to request loans from the Lender. In accordance with Section 14 and Section 27 of the Loan Agreement and the Client Agreement, respectively, we terminated each agreement as the Company has fully satisfied all obligations under the Loan Agreement and will not incur any additional obligations thereunder. As a result of the termination, the security interest we previously granted under the Loan Agreement was terminated and we paid a corresponding UCC termination fee of $150 to Payplant in accordance with Section 27 of the Client Agreement.

The information set forth below is included herein for the purpose of providing the disclosure required under “Item 5.02 – Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.” of Form 8-K.

On August 10, 2020, our Board of Directors approved an amendment (the “Amendment”) to the Company’s 2018 Employee Stock Incentive Plan, as amended (the “Plan”), to remove the limit on the amount of non-qualified stock options that can be issued under the Plan to any one individual.

The foregoing description is qualified in its entirety by reference to the Amendment, a copy of which is attached hereto as Exhibit 10.7, and incorporated herein by reference.

The information set forth below is included herein, by our option, for the purpose of providing disclosure under “Item 8.01 – Other Events.” of Form 8-K.

We entered into an Equity Distribution Agreement, dated March 3, 2020,with Maxim Group LLC (“Maxim”) under which we may offer and sell shares of our common stock in connection with an at-the-market equity facility (“ATM”) from time to time through Maxim, acting exclusively as our sales agent. The ATM had an initial aggregate offering amount of up to $50.0 million, which we increased to $150.0 million pursuant to Amendment No. 1 to Equity Distribution, dated as of June 19, 2020 (the “Amendment”). The Amendment also provided that Maxim will receive a reduced commission of 3.25%, down from 4.0%, from any sales in excess of the initial $50.0 million offering amount. We intend to use the net proceeds of the ATM primarily for working capital and general corporate purposes. We may also use a portion of the net proceeds to invest in or acquire businesses or technologies that we believe are complementary to our own. We issued and sold 29,033,036 shares of common stock during the quarter ended June 30, 2020, in connection with the ATM at per share prices between $1.13 and $2.02, resulting in net proceeds to the Company of approximately $40.5 million, after paying offering expenses and Maxim compensation of approximately $1.7 million, which is based on a rate of 4% of the gross sales of each sale for the first $50 million of shares and 3.25% for any remaining sales.

Subsequent to the quarter ended June 30, 2020, we have issued 1,604,312 shares of common stock in connection with the ATM, at per share prices between $1.5064 and $1.5134, resulting in net proceeds to the Company of approximately $2.3 million after paying offering expenses and Maxim compensation of approximately $97,000, which is based on a rate of 4% of the gross sales of each sale for the first $50 million of shares and 3.25% for any remaining sales.

Such sales were made pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-223960), which was filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2018, as amended on May 15, 2018, and declared effective on June 5, 2018 (the “Registration Statement”), and a base prospectus dated as of June 5, 2018 included in the Registration Statement and the prospectus supplements relating to the ATM filed with the SEC on March 3, 2020 and June 22, 2020.

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

Date: August 14, 2020	INPIXON

	By:	/s/ Nadir Ali
Nadir Ali
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Wendy Loundermon
Wendy Loundermon
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1*	Share Purchase Agreement, dated May 21, 2019, by and among Inpixon, Inpixon Canada, Inc., Locality Systems Inc., Kirk Moir, in his capacity as the Sellers’ Representative, the Sellers and Garibaldi Capital Advisors Ltd.	8-K	001-36404	2.1	May 22, 2019

2.2*#	Asset Purchase Agreement, dated June 27, 2019, by and between Inpixon and GTX Corp.	8-K	001-36404	2.1	July 1, 2019

2.3*	Share Purchase Agreement, dated July 9, 2019, by and among Inpixon, Inpixon Canada, Inc., Jibestream Inc., the Vendors, and Chris Wiegand, in his capacity as the Vendors’ Representative.	8-K	001-36404	2.1	July 11, 2019

2.4*	Amendment to Share Purchase Agreement, dated as of August 8, 2019, by and among Inpixon, Inpixon Canada, Inc., Chris Wiegand, in his capacity as the Vendors’ Representative, any other shareholder who subsequently signs an adoption agreement, and Jibestream Inc.	8-K	001-36404	2.1	August 9, 2019

2.5*	The Second Amendment to the Share Purchase Agreement, dated August 15, 2019, by and among Inpixon, Inpixon Canada, Inc., Jibestream Inc, and Chris Wiegand, in his capacity as the Vendors’ representative.	8-K	001-36404	2.1	August 19, 2019

3.1	Restated Articles of Incorporation.	S-1	333-190574	3.1	August 12, 2013

3.2	Certificate of Amendment to Articles of Incorporation (Increase Authorized Shares).	S-1	333-218173	3.2	May 22, 2017

3.3	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	April 10, 2014

3.4	Articles of Merger (renamed Sysorex Global).	8-K	001-36404	3.1	December 18, 2015

3.5	Articles of Merger (renamed Inpixon).	8-K	001-36404	3.1	March 1, 2017

3.6	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.2	March 1, 2017

3.7	Certificate of Amendment to Articles of Incorporation (Authorized Share Increase).	8-K	001-36404	3.1	February 5, 2018

3.8	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	February 6, 2018

3.9	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	November 1, 2018

3.10	Certificate of Amendment to Articles of Incorporation, effective as of January 7, 2020 (Reverse Split).	8-K	001-36404	3.1	January 7, 2020

3.11	Bylaws, as amended.	S-1	333-190574	3.2	August 12, 2013

4.1	Specimen Stock Certificate of the Company.	S-1	333-190574	4.1	August 12, 2013

4.2	Form of Certificate of Designation of Preferences, Rights and Limitations of Series 4 Convertible Preferred Stock.	8-K	001-190574	3.1	April 24, 2018

4.3	Certificate of Designation of Series 5 Convertible Preferred Stock, dated as of January 14, 2019.	8-K	001-36404	3.1	January 15, 2019

4.4	Promissory Note, dated as of March 18, 2020.	8-K	001-36404	4.1	March 20, 2020

10.1	Subscription Agreement	8-K	001-36404	10.1	April 13, 2020

10.2+	Employment Agreement, dated May 5, 2020, by and between Inpixon and Tyler Hoffman.					X

10.3*	Exclusive Software License and Distribution Agreement, dated as of June 19, 2020, by and among Inpixon, Cranes Software International Ltd., and Systat Software, Inc.	8-K	001-36404	10.1	June 22, 2020

10.4	Amendment and Waiver to Exclusive Software License & Distribution Agreement, dated as of June 30, 2020, by and among Inpixon, Cranes Software International Ltd., and Systat Software, Inc.	8-K	001-36404	10.1	July 2, 2020

10.5	Promissory Note Assignment and Assumption Agreement, dated as of June 30, 2020, by and between Inpixon, Systat Software, Inc. and Sysorex, Inc.	8-K	001-36404	10.3	July 2, 2020

10.6	Intercreditor Agreement, dated as of June 30, 2020, among Inpixon, Sysorex, Inc. and Systat Software, Inc.	8-K	001-36404	10.4	July 2, 2020

10.7+	Amendment No. 4 to Inpixon 2018 Employee Stock Incentive Plan.					X

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.	X

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.	X

32.1##	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instant Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Certain schedules, exhibits and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Inpixon hereby undertakes to furnish copies of such omitted materials supplementally upon request by the SEC.

#	Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[****]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

+	Indicates a management contract or compensatory plan.

##	This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

