Form 10-Q
period 2020-09-30
INPIXON
filed 2020-11-12
CIK 1529113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.001	42,472,787
(Class)	Outstanding at November 9, 2020

INPIXON

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

Unless indicated otherwise in this Form 10-Q, all references to “$” refer to United States dollars, the lawful currency of the United States of America. References to “CAD” refer to Canadian dollars, the lawful currency of Canada. References to “INR” refer to Indian rupees, the lawful currency of India. References to “EUR” refer to euros, the single currency of Participating Member States of the European Union. References to “GBP” refer to the British pound, the lawful currency of the United Kingdom.

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

The results for the period ended September 30, 2020 are not necessarily indicative of the results of operations for the full year. These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our audited consolidated financial statements for the fiscal years ended December 31, 2019 and 2018 included in the annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 3, 2020.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value data)

	As of September 30, 2020	As of December 31, 2019
	(Unaudited)	(Audited)
Assets

Current Assets
Cash and cash equivalents	$31,376	$4,777
Accounts receivable, net	1,948	1,108
Notes and other receivables	378	74
Inventory	414	400
Prepaid assets and other current assets	1,144	406

Total Current Assets	35,260	6,765

Property and equipment, net	553	145
Operating lease right-of-use asset, net	1,622	1,585
Software development costs, net	1,729	1,544
Intangible assets, net	10,761	8,400
Goodwill	2,555	2,070
Receivable from related party	--	616
Other assets	113	94

Total Assets	$52,593	$21,219

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

 (In thousands, except number of shares and par value data)

	As of September 30, 2020	As of December 31, 2019
	(Unaudited)	(Audited)
Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$813	$2,383
Accrued liabilities	1,914	1,863
Operating lease obligation	572	776
Deferred revenue	1,842	912
Short-term debt	6,150	7,304
Acquisition liability	750	502

Total Current Liabilities	12,041	13,740

Long Term Liabilities
Operating lease obligation, noncurrent	1,074	837
Other liabilities	7	7
Deferred tax liability, noncurrent	--	87
Acquisition liability, noncurrent	--	500

Total Liabilities	13,122	15,171

Commitments and Contingencies	--	--

Stockholders’ Equity

Preferred Stock - $0.001 par value; 5,000,000 shares authorized, consisting of Series 4 Convertible Preferred Stock - 10,415 shares authorized; 1 and 1 issued, and 1 and 1 outstanding as of September 30, 2020 and December 31, 2019, respectively, Series 5 Convertible Preferred Stock - 12,000 shares authorized; 126 and 126 issued, and 126 and 126 outstanding as of September 30, 2020 and December 31, 2019, respectively.	--	--
Common Stock - $0.001 par value; 250,000,000 shares authorized; 42,259,314 and 4,234,923 issued and 42,259,313 and 4,234,922 outstanding as of September 30, 2020 and December 31, 2019, respectively.	42	4
Additional paid-in capital	212,913	158,382
Treasury stock, at cost, 1 share	(695)	(695)
Accumulated other comprehensive income	(130)	94
Accumulated deficit (Excluding $2,442 reclassified to additional paid in capital in quasi-reorganization)	(172,710)	(151,763)

Stockholders’ Equity Attributable to Inpixon	39,420	6,022

Non-controlling Interest	51	26

Total Stockholders’ Equity	39,471	6,048

Total Liabilities and Stockholders’ Equity	$52,593	$21,219

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Revenues	$2,554	$1,534	$5,434	$4,387

Cost of Revenues	645	382	1,459	1,109

Gross Profit	1,909	1,152	3,975	3,278

Operating Expenses
Research and development	1,717	926	4,329	2,677
Sales and marketing	1,703	847	3,862	2,161
General and administrative	4,103	3,521	10,371	9,890
Acquisition related costs	344	573	540	1,220
Amortization of intangibles	288	969	1,811	2,602

Total Operating Expenses	8,155	6,836	20,913	18,550

Loss from Operations	(6,246)	(5,684)	(16,938)	(15,272)

Other Income (Expense)
Interest expense, net	(537)	(1,190)	(1,934)	(2,053)
Provision for valuation allowance on held for sale loan	(679)	--	(1,514)	--
Loss on exchange of debt for equity	--	(27)	(132)	(188)
Other income/(expense)	11	289	(488)	518

Total Other Income (Expense)	(1,205)	(928)	(4,068)	(1,723)

Net Loss from Operations, before tax	(7,451)	(6,612)	(21,006)	(16,995)
Income tax benefit	--	33	87	35
Net Loss	(7,451)	(6,579)	(20,919)	(16,960)

Net Income Attributable to Non-controlling Interest	16	5	25	9

Net Loss Attributable to Stockholders of Inpixon	$(7,467)	$(6,584)	$(20,944)	$(16,969)

Deemed dividend for triggering of warrant down round feature	--	--	--	(1,250)
Net Loss Attributable to Common Stockholders	(7,467)	(6,584)	(20,944)	(18,219)

Net Loss Per Share - Basic and Diluted	$(0.18)	$(12.68)	$(0.90)	$(65.89)

Weighted Average Shares Outstanding
Basic and Diluted	41,544,961	519,257	23,203,004	276,499

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)

Net Loss	$(7,451)	$(6,579)	$(20,919)	$(16,960)

Unrealized foreign exchange loss from cumulative translation adjustments	70	(67)	(225)	(36)

Comprehensive Loss	$(7,381)	$(6,646)	$(21,144)	$(16,996)

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

(In thousands, except per share data)

	Series 4 Convertible		Series 5 Convertible		Series 6 Convertible				Additional			Accumulated Other		Non-	Total Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Controlling	(Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Interest	Equity

Balance - January 1, 2020	1	$--	126	$--	--	$--	4,234,923	$4	$158,383	(1)	$(695)	$96	$(151,762)	$26	$6,052

Stock options granted to employees and consultants for services	--	--	--	--	--	--	--	--	399	--	--	--	--	--	399
Common Shares issued for net cash proceeds of a public offering	--	--	--	--	--	--	937,010	1	1,251	--	--	--	--	--	1,252
Common shares issued for extinguishment of debt	--	--	--	--	--	--	1,896,557	2	4,192	--	--	--	--	--	4,194
Cumulative Translation Adjustment	--	--	--	--	--	--	-	--	--	--	--	(613)	--	(1)	(614)
Net loss	--	--	--	--	--	--	-	--	--	--	--	--	(6,158)	(10)	(6,168)

Balance - March 31, 2020	1	$--	126	$--	$--	$--	7,068,490	$7	$164,225	(1)	$(695)	$(517)	$(157,920)	$15	$5,115

Stock options granted to employees for services	--	--	--	--	--	--	--	--	286	--	--	--	--	--	286
Common and preferred shares issued for net cash proceeds from a public offering	--	--	--	--	--	--	29,033,036	29	40,490	--	--	--	--	--	40,519
Common shares issued for extinguishment of debt	--	--	--	--	--	--	3,889,990	4	4,588	--	--	--	--	--	4,592
Common shares issued for extinguishment of liability	--	--	--	--	--	--	183,486	--	200	--	--	--	--	--	200
Cumulative Translation Adjustment	--	--	--	--	--	--	--	--	--	--	--	318	--	--	318
Net loss	--	--	--	--	--	--	--	--	--	--	--	--	(7,322)	19	(7,303)

Balance - June 30, 2020	1	$--	126	$--	$--	$--	40,175,002	$40	$209,789	(1)	$(695)	$(199)	$(165,242)	$34	$43,727

Stock options granted to employees and consultants for services	--	--	--	--	--	--	--	--	256	--	--	--	--	--	256
Common shares issued for net cash proceeds from a public offering	--	--	--	--	--	--	1,604,312	2	2,268	--	--	--	--	--	2,270
Issuance of Ten Degrees Acquisition shares	--	--	--	--	--	--	480,000	--	600	--	--	--	--	--	600
Cumulative Translation Adjustment	--	--	--	--	--	--	--	--	--	--	--	69	--	--	69
Net loss	--	--	--	--	--	--	--	--	--	--	--	--	(7,468)	17	(7,451)

Balance - September 30, 2020	1	$--	126	$--	$--	$--	42,259,314	$42	$212,913	(1)	$(695)	$(130)	$(172,710)	$51	$39,471

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

(In thousands, except per share data)

	Series 4 Convertible		Series 5 Convertible		Series 6 Convertible				Additional			Accumulated Other		Non-	Total Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Controlling	(Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Interest	Equity

Balance - January 1, 2019	1	$--	--	$--	--	$--	35,154	$--	$123,226	(1)	$(695)	$26	$(117,773)	$18	$4,802

Preferred Shares issued for net cash proceeds of a public offering	--	--	12,000	--	--	--	--	--	10,814	--	--	--	--	--	10,814
Common shares issued for extinguishment of debt	--	--	--	--	--	--	3,842	--	384	--	--	--	--	--	384
Common shares issued for net proceeds from warrants exercised	--	--	--	--	--	--	306	--	46	--	--	--	--	--	46
Common shares issued for warrants exercised	--	--	--	--	--	--	27,741	--	--	--	--	--	--	--	--
Redemption of convertible Series 5 Preferred Stock	--	--	(10,062)	--	--	--	67,149	--	--	--	--	--	--	--	--
Common shares issued for extinguishment of liability	--	--	--	--	--	--	16,655	--	1,130	--	--	--	--	--	1,130
Common shares issued for services	--	--	--	--	--	--	4,445	--	242	--	--	--	--	--	242
Stock options granted to employees and consultants for services	--	--	--	--	--	--	--	--	648	--	--	--	--	--	648
Cumulative Translation Adjustment	--	--	--	--	--	--	--	--	--	--	--	(8)	--	--	(8)
Net loss	--	--	--	--	--	--	--	--	--	--	--	--	(5,144)	(5)	(5,149)

Balance - March 31, 2019	1	$--	1,938	$--	$--	$--	155,292	$--	$136,490	(1)	$(695)	$18	$(122,917)	$13	$12,909

Common shares issued for extinguishment of debt	--	--	--	--	--	--	61,636	--	2,005	--	--	--	--	--	2,005
Common shares issued for warrants exercised	--	--	--	--	--	--	18,572	--	--	--	--	--	--	--	--
Redemption of convertible Series 5 Preferred Stock	--	--	(1,812)	--	--	--	12,093	--	--	--	--	--	--	--	--
Stock options granted to employees and consultants for services	--	--	--	--	--	--	--	--	858	--	--	--	--	--	858
Issuance of Locality Acquisition Shares	--	--	--	--	--	--	14,445	--	513	--	--	--	--	--	513
Issuance of GTX Acquisition Shares	--	--	--	--	--	--	22,223	--	650	--	--	--	--	--	650
Cumulative Translation Adjustment	--	--	--	--	--	--	--	--	--	--	--	39	--	--	39
Net loss	--	--	--	--	--	--	--	--	--	--	--	--	(5,240)	9	(5,231)

Balance - June 30, 2019	1	$--	126	$--	$--	$--	284,261	$--	$140,516	(1)	$(695)	$57	$(128,157)	$22	$11,743

Common shares issued for extinguishment of debt	--	--	--	--	--	--	31,195	--	724	--	--	--	--	--	724
Common shares issued for warrants exercised	--	--	--	--	--	--	310,154	1	(1)	--	--	--	--	--	--
Stock options granted to employees and consultants for services	--	--	--	--	--	--	--	--	872	--	--	--	--	--	872
Issuance of Jibestream Acquisition Shares	--	--	--	--	--	--	112,644	--	862	--	--	--	--	--	862
Common and Preferred Shares issued for net cash proceeds of a public offering	--	--	--	--	2,997	--	144,387	--	3,931	--	--	--	--	--	3,931
Redemption of convertible Series 6 Preferred Stock	--	--	--	--	(2,997)	--	240,001	--	--	--	--	--	--	--	–
Cumulative Translation Adjustment	--	--	--	--	--	--	--	--	--	--	--	(67)	--	--	(67)
Net loss	--	--	--	--	--	--	--	--	--	--	--	--	(6,584)	4	(6,580)

Balance - September 30, 2019	1	$--	126	$--	--	$--	1,122,642	$1	$146,904	(1)	$(695)	$(10)	$(134,741)	$26	$11,485

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended
	September 30,
	2020	2019
	(Unaudited)
Cash Flows (Used In) from Operating Activities
Net loss	$(20,919)	$(16,960)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	568	826
Amortization of intangible assets	1,929	2,602
Amortization of right of use asset	322	267
Stock based compensation	941	2,618
Amortization of technology	--	50
Loss on exchange of debt for equity	132	188
Amortization of debt discount	2,272	1,543
Accrued interest income, related party	(32)	--
Provision for doubtful accounts	--	358
Provision for the valuation allowance held for sale loan	1,514	--
Provision for the valuation allowance related party receivable	648	--
Income tax benefit	(87)	(35)
Other	74	23
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(1,111)	(1,241)
Inventory	(14)	(194)
Other current assets	(814)	(45)
Other assets	(20)	(284)
Accounts payable	(1,359)	1,140
Accrued liabilities	54	56
Deferred revenue	224	(369)
Operating lease liabilities	(325)	--
Other liabilities	453	400
Total Adjustments	5,369	7,903

Net Cash Used in Operating Activities	(15,550)	(9,057)

Cash Flows Used in Investing Activities
Purchase of property and equipment	(546)	(58)
Investment in capitalized software	(688)	(658)
Cash paid for the acquisition of Jibestream	--	(3,714)
Cash paid for the acquisition of GTX	--	(250)
Cash paid for the acquisition of Locality	--	(204)
Cash paid for the Systat Licensing Agreement	(2,200)	--
Cash paid for the acquisition of Ten Degrees	(1,500)	--
Net Cash Flows Used in Investing Activities	(4,934)	(4,884)

Cash Flows From Financing Activities
Net (repayments) proceeds to bank facility	(150)	237
Net proceeds from issuance of common stock, preferred stock and warrants	--	14,791
Net proceeds from issuance of common stock	44,041	--
Net repayments of notes payable	(74)	(71)
Loans to related party	(1,806)	(9,866)
Advances to related party	--	(15)
Repayments from related party	292	1,683
Loan to Jibestream	--	(141)
Loan to GTX	--	(50)
Net proceeds from promissory notes	5,000	6,750
Repayment of acquisition liability to Locality shareholders	(250)	--
Net Cash Provided By Financing Activities	47,053	13,318

Effect of Foreign Exchange Rate on Changes on Cash	(42)	(36)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	26,527	(659)

Cash, Cash Equivalents and Restricted Cash - Beginning of period	4,849	1,224

Cash, Cash Equivalents and Restricted Cash - End of period (Note 3)	$31,376	$565

Supplemental Disclosure of cash flow information:
Cash paid for:
Interest	$4	$3
Income Taxes	$--	$--

Non-cash investing and financing activities
Common shares issued for extinguishment of liability	$200	$1,130
Common shares issued for extinguishment of debt	$8,786	$3,114
Right of use asset obtained in exchange for lease liability	$389	$1,003
Common shares issued for GTX acquisition	$--	$650
Common shares issued for Locality acquisition	$--	$514
Common shares issued for Jibestream acquisition	$--	$862
Common shares issued for Ten Degrees acquisition	$600	$--

The accompanying notes are an integral part of these financial statements.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

Note 1 - Organization and Nature of Business

Inpixon, and its wholly-owned subsidiaries, Inpixon Canada, Inc. (“Inpixon Canada”), Inpixon Limited, Inpixon GmbH and its majority-owned subsidiary Inpixon India Limited (“Inpixon India”) (unless otherwise stated or the context otherwise requires, the terms “Inpixon,” “we,” “us,” “our” and the “Company” refer collectively to Inpixon and the aforementioned subsidiaries), are an indoor intelligence company. Our business and government customers use our solutions to secure, digitize and optimize their indoor spaces with our positioning, mapping and analytics products. Our indoor intelligence platform uses sensor technology to detect accessible cellular, Wi-Fi, Bluetooth, ultra-wide band (“UWB”) and radio frequency identification (“RFID”) signals emitted from devices within a venue providing positional information similar to what global positioning system (“GPS”) satellite systems provide for the outdoors. Combining this positional data with our dynamic and interactive mapping solution and a high-performance analytics engine, yields near real time insights to our customers providing them with visibility, security and business intelligence within their indoor spaces. Our highly configurable platform can also ingest data from our customers’ and other third party sensors, Wi-Fi access points, Bluetooth beacons, video cameras, and big data sources, among others, to maximize indoor intelligence. The Company also offers digital tear-sheets with optional invoice integration, digital ad delivery, and an e-edition designed for reader engagement for the media, publishing and entertainment industry. The Company is headquartered in Palo Alto, California, and has subsidiary offices in Coquitlam, Canada, New Westminster, Canada, Toronto, Canada, Slough, United Kingdom, Ratingen, Germany, Bangalore, India and Hyderabad, India.

Liquidity

As of September 30, 2020, the Company has a working capital total of approximately $23.2 million and cash of $31.4 million. The Company experienced a net loss of approximately $7.5 million and $6.6 million for the three months ended September 30, 2020 and 2019, respectively, and a net loss of $20.9 million and $17.0 million for the nine months ended September 30, 2020 and 2019, respectively. On March 3, 2020, the Company entered into an Equity Distribution Agreement (“EDA”) with Maxim Group LLC (“Maxim”) under which the Company may offer and sell shares of its common stock in connection with an at-the-market equity facility (“ATM”) in an aggregate offering amount of up to $50 million, which was increased on June 19, 2020 to $150 million pursuant to an amendment to the EDA, from time to time through Maxim, acting exclusively as the Company’s sales agent. The Company issued 31,574,358 shares of common stock during the nine months ended September 30, 2020 in connection with the ATM resulting in net proceeds to the Company of approximately $44.0 million. Subsequent to the quarter ended September 30, 2020, the Company issued an additional 213,474 shares of common stock in connection with the ATM, resulting in net proceeds to the Company of approximately $230,000.

Risks and Uncertainties

The Company cannot assure you that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. In order to continue our operations, we have supplemented the revenues we earned with proceeds from the sale of our equity and debt securities and proceeds from loans and bank credit lines. The impact of the COVID-19 pandemic on our business and results of operations continues to remain uncertain at this time. While we have been able to continue operations remotely, we have experienced supply chain constraints and delays in the receipt of certain components of our products impacting delivery times for our products. We have also seen some impact in the demand of certain products, delays in certain projects and customer orders either because they require onsite services which could not be performed while shelter in place orders have been in effect or because of the uncertainty of the customer’s financial position and ability to invest in our technology. Despite these challenges, we were able to realize growth in revenue during the first and third quarters of 2020 and for the first nine months of 2020 when compared to the same periods of 2019 as a result of an increase in sales associated with our indoor intelligence platform, including our sensors, in addition to additional revenue from the sale of Systat software licenses. The impact that COVID-19 will have on general economic conditions is continuously evolving and the ultimate impact the pandemic will have on our results of operations continues to remain uncertain. There are no assurances that we will be able to continue to experience the same growth or not be materially adversely effected.

Given our cash balances and our budgeted cash flow requirements, the Company believes such funds are sufficient to support ongoing operations for at least one year after the issuance of these financial statements. The Company has control over its expenditures and has the ability to adjust spending accordingly based on its budgeted cash flow requirements and the excess cash on hand.

Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”), which are the accounting principles that are generally accepted in the United States of America. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the Company’s operations for the nine-month period ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020.  These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the years ended December 31, 2019 and 2018 included in the annual report on Form 10-K filed with the SEC on March 3, 2020.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each of the reporting periods. Actual results could differ from those estimates. The Company’s significant estimates consist of:

●	the valuation of stock-based compensation;

●	the valuation of the assets and liabilities acquired in connection with certain recent acquisitions as described in Notes 4, 5, 6, 7 and 8, as well as the valuation of the Company’s common stock issued in the transactions, as applicable;

●	the allowance for doubtful accounts;

●	the valuation of loans receivable;

●	the valuation allowance for deferred tax assets; and

●	the impairment of long-lived assets and goodwill.

Restricted Cash

In connection with certain transactions, the Company may be required to deposit assets, including cash or shares, in escrow accounts. The assets held in escrow are subject to various contingencies that may exist with respect to such transactions. Upon resolution of those contingencies or the expiration of the escrow period, some or all the escrow amounts may be used and the balance released to the Company. As of September 30, 2020 and 2019, the Company had $0 and $71,000, respectively, deposited in escrow as restricted cash for the Shoom acquisition, of which any amounts not subject to claims were to be released to the pre-acquisition stockholders of Shoom pro-rata on the anniversary dates of the closing date of the Shoom acquisition. As of September 30, 2019, $71,000 was current and included in Prepaid Assets and Other Current Assets on the condensed consolidated balance sheet. As of September 30, 2020, the final escrowed amount had been released and the restricted cash balance was $0.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the balance sheets that sum to the total of the same amounts shown in the statement of cash flows.

	As of September 30,
(in thousands)	2020	2019
Cash and cash equivalents	$31,376	$494
Restricted cash, current included in prepaid assets and other current assets	--	71
Total cash, cash equivalents, and restricted cash in the balance sheets	$31,376	$565

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

Professional Services Revenue Recognition

The Company’s professional services include fixed fee and time and materials contracts. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts including maintenance service provided by in house personnel, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the three and nine months ended September 30, 2020 and 2019, the Company did not incur any such losses. These amounts are based on known and estimated factors.

Contract Balances

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had deferred revenue of approximately $1,842,000 and $912,000 as of September 30, 2020 and December 31, 2019, respectively, related to cash received in advance for product maintenance services and professional services provided by the Company’s technical staff. The Company expects to satisfy its remaining performance obligations for these product maintenance services and professional services and recognize the deferred revenue and related contract costs over the next twelve months. The Company’s contract balances as of September 30, 2020 and December 31, 2019 were deemed immaterial.

Disaggregation of Revenue

Revenues consisted of the following (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Recurring revenue	$1,182	$754	$2,883	$1,968
Non-recurring revenue	1,372	780	2,551	2,419
Totals	$2,554	$1,534	$5,434	$4,387

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

Note 3 - Summary of Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

The Company incurred stock-based compensation charges of $256,000 and $871,000 for the three months ended September 30, 2020 and 2019, respectively, and $941,000 and $2,618,000 for the nine months ended September 30, 2020 and 2019, respectively, which are included in general and administrative expenses. The following table summarizes the nature of such charges for the periods then ended (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Compensation and related benefits	$256	$871	$941	$2,376
Professional and legal fees	--	--	--	242
Totals	$256	$871	$941	$2,618

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

The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the nine months ended September 30, 2020 and 2019:

	For the Nine Months Ended September 30,
	2020	2019
Options	5,544,594	124,099
Warrants	93,252	162,646
Convertible preferred stock	846	846
Reserved for service providers	--	25
Common stock issuable pursuant to Jibestream acquisition share purchase agreement	--	63,645
Totals	5,638,692	351,261

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

Recently Issued and Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. ASU 2016-13 also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. In November 2019, the FASB issued ASU No. 2019-10 Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) clarifying effective dates for the impacted ASUs. For public business entities that meet the definition of an SEC filer and smaller reporting company, ASU 2016-13 is effective for annual and interim reporting periods beginning after December 15, 2022, and the guidance is to be applied using the modified retrospective approach. Earlier adoption is permitted for annual and interim reporting periods beginning after December 15, 2018. The Company has adopted this standard and the adoption of this standard did not have a material impact on its condensed consolidated financial statements or disclosures.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement,” (“ASU 2018-13”). ASU 2018-13 requires application of the prospective method of transition (for only the most recent interim or annual period presented in the initial fiscal year of adoption) to the new disclosure requirements for (1) changes in unrealized gains and losses included in other comprehensive income and (2) the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 also requires prospective application to any modifications to disclosures made because of the change to the requirements for the narrative description of measurement uncertainty. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. The Company has adopted these ASU’s and the adoption of these ASU’s did not have a material impact on its condensed consolidated financial statements or disclosures.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

Note 3 - Summary of Significant Accounting Policies (continued)

Recently Issued and Adopted Accounting Standards (continued)

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”) and in May 2019, the FASB issued Accounting Standards Update No. 2019-05, Financial Instruments--Credit Losses (Topic 326) (“ASU 2019-05”). These amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years with early application permitted. The Company has adopted this standard and the adoption of this standard did not have a material impact on its condensed consolidated financial statements or disclosures.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) (“ASU 2019-12”): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company beginning January 1, 2021. The Company does not expect this ASU will have a material effect on its condensed consolidated financial statements or disclosures.

In February 2020, the FASB issued ASU 2020-02, “Financial Statements - Credit losses (Topic 326) and Leases (Topic 842) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Relating to Accounting Standards Update No. 2016-02, Leases (Topic 842)” (“ASU 2020-02”), which provides guidance on the measurement and requirements related to credit losses. The new guidance was effective upon issuance of this final accounting standards update. The adoption of this ASU did not have a material impact on our condensed consolidated financial statements or disclosures.

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

Note 4 - Locality Acquisition

On May 21, 2019, the Company, through its wholly owned subsidiary, Inpixon Canada as purchaser, completed its acquisition of Locality Systems, Inc. (“Locality”) in which Locality’s stockholders sold all of their shares to the purchaser in exchange for consideration of (i) $1,500,000 (the “Aggregate Cash Consideration”) minus a working capital adjustment equal to $85,923, and (ii) 14,445 shares of the Company’s common stock with a fair market value of $514,000. Locality was a technology company specializing in wireless device positioning and radio frequency augmentation of video surveillance systems. The Locality acquisition allows us to accept wireless device positioning from third-party Wi-Fi access points as well as surveillance systems and combine that information with our own location data into our analytics platform providing our customers with additional data and ability to see video and radio frequency data concurrently.

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

The total recorded purchase price for the transaction was approximately $1,928,000, which consisted of cash at closing of $204,000, approximately $1,210,000 of cash that will be paid in installments as discussed above and $514,000 representing the value of the stock issued at closing.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

The value of the intangibles and goodwill were calculated by a third party valuation firm based on projections and financial data provided by management of the Company. The deferred revenue included in the financial statements is the expected liability to service the projects. The goodwill represents the excess fair value after the allocation to the intangibles. The calculated goodwill is not deductible for tax purposes. The financial data of Locality is included in the Company’s financial statements starting on the acquisition date through the period ended September 30, 2020. Proforma information has not been presented as it has been deemed to be immaterial.

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

On September 16, 2019, the Company loaned GTX $50,000 in accordance with the terms of the asset purchase agreement. The note began to accrue interest at a rate of 5% per annum beginning on November 1, 2019. The note was amended on May 11, 2020 to extend the maturity date from April 13, 2020 to September 13, 2020 and require monthly payments against the outstanding balance of the note. The note was amended on October 28, 2020 to extend the maturity date from September 13, 2020 to December 31, 2020 and waive the requirement for the monthly repayment installment obligation provided for in the May 11, 2020 amendment. This note is included as part of other receivables in the Company’s condensed consolidated financial statements. As of September 30, 2020, the balance of the note including interest was $52,381. Proforma information has not been presented as it has been deemed to be immaterial.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

Note 6 - Jibestream Acquisition

On August 15, 2019, the Company, through its wholly owned subsidiary, Inpixon Canada as purchaser (the “Purchaser”), completed its acquisition of Jibestream Inc. (“Jibestream”), a provider of indoor mapping and location technology, for consideration consisting of: (i) CAD $5,000,000, plus an amount equal to all cash and cash equivalents held by Jibestream at the closing, minus, if a negative number, the absolute value of the Estimated Working Capital Adjustment (as defined in the purchase agreement (the “Purchase Agreement”)), minus any amounts loaned by the Purchaser to Jibestream to settle any Indebtedness (as defined in the Purchase Agreement) or other fees, minus any cash payments to the holders of outstanding options to settle any in-the-money options, minus the deferred revenue costs of CAD $150,000, and minus the costs associated with the audit and review of the financial statements of Jibestream required by the Purchase Agreement (collectively, the “Estimated Cash Closing Amount”); plus (ii) 176,289 shares of the Company’s common stock, which was equal to CAD $3,000,000, converted to U.S. dollars based on the exchange rate at the time of the closing, divided by $12.4875 which was the price per share at which shares of the Company’s common stock were issued in the Company’s common stock offering on August 12, 2019 (“Inpixon Shares”).

Jibestream provided a dynamic interactive map that allowed customers to put their digitized map into their mobile app or provide the map on a kiosk or other interface. Inpixon can now utilize the Jibestream map to offer a more intuitive interface to see its locationing data and analytics.

The Nasdaq listing rules required the Company to obtain the approval of the Company’s stockholders for the issuance of 63,645 of the Inpixon Shares (the “Excess Shares”), which was obtained on October 31, 2019, and the shares were issued on November 5, 2019. A number of Inpixon Shares representing fifteen percent (15%) of the value of the purchase price (the “Holdback Amount”) were subject to stop transfer restrictions and forfeiture to secure the indemnification and other obligations of the Vendors in favor of the Company arising out of or pursuant to Article VIII of the Purchase Agreement and, at the option of the Company, to secure the obligation of the Vendors’ to pay any adjustment to the purchase price pursuant to Section 2.5 of the Purchase Agreement.

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

The value of the intangibles and goodwill were calculated by a third party valuation firm based on projections and financial data provided by management of the Company. The deferred revenue included in the condensed consolidated financial statements is the expected liability to service the projects. The goodwill represents the excess fair value after the allocation to the intangibles. The calculated goodwill is not deductible for tax purposes. As part of the acquisition, the Company acquired a lease obligation with an operating lease right of use asset of approximately $371,000 and an operating lease obligation of approximately $371,000 which are included in other assets and other liabilities, respectively, in the purchase price allocation. The financial data of Jibestream is included in the Company’s financial statements starting on the acquisition date through the period ended September 30, 2020.

Jibestream was amalgamated into Inpixon Canada on January 1, 2020.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

Note 7 - Systat Licensing Agreement

On June 19, 2020, the Company entered into an exclusive license with Cranes Software International Ltd. and Systat Software, Inc. (together the “Systat Parties”) to use, market, distribute, and develop the SYSTAT and SigmaPlot software suite of products (the “License Grant”) pursuant to the terms and conditions of that certain Exclusive Software License and Distribution Agreement, deemed effective as of June 1, 2020 (the “Effective Date”), and amended on June 30, 2020 (as amended, the “License Agreement”).  In accordance with Rule 11-01(d) and ASC 805, the transaction was deemed to be the acquisition of a business and accounted for as a business combination with an acquisition date of June 30, 2020 (the “Closing Date”). In accordance with the terms of the License Agreement, on the Closing Date, we partitioned a portion of that certain promissory note (the “Sysorex Note”) issued to us by Sysorex, Inc. (“Sysorex”), into a new note in an amount equal to $3 million in principal plus accrued interest (the “Closing Note”) and assigned the Closing Note and all rights and obligations thereunder to Systat Software, Inc. in accordance with the terms and conditions of that certain Promissory Note Assignment and Assumption Agreement. An additional $3.3 million of the principal balance underlying the Sysorex Note will be partitioned and assigned to Systat Software, Inc. as consideration payable for the rights granted under the license as follows: (i) $1.3 million on the three month anniversary of the Closing Date; (ii) $1.0 million on the six month anniversary of the Closing Date; and (iii) $1.0 million on the nine month anniversary of the Closing Date. In addition, the cash consideration of $2.2 million was delivered on July 8, 2020.

In connection with the License Grant, the Systat Parties provided us with equipment for us to use at no additional cost for a minimum period of six months following the Closing Date. We are also entitled to any customer maintenance revenue, new license fees, or license renewal fees, received by any of the Systat Parties after June 1, 2020 in connection with the Systat Customer Contracts and/or Systat Distribution Agreements (as such terms are defined in the License Agreement) assigned to and assumed by us in connection with the License Agreement. The net amount owed to the Company for this period is included in the Other Receivable line item listed in the assets acquired below. The License Grant will remain in effect for a period of 15 years following the Closing Date, unless terminated sooner upon mutual written consent of Systat Software, Inc. and us or upon termination by either for the other party’s specified breach.

In connection with the License Grant, the Company expanded its operations into the United Kingdom and Germany. As a result of such expansion, the Company formed Inpixon Limited, a new wholly owned subsidiary in the United Kingdom, and established Inpixon GmbH, a wholly owned subsidiary incorporated under the laws of Germany.

The total recorded purchase price for the transaction was $2,200,000, which consisted of the $2,200,000 cash consideration as a full valuation allowance was retained against the Sysorex note.

The preliminary purchase price is allocated as follows (in thousands):

Assets Acquired:
Other receivable	$44
Developed technology	1,200
Customer relationships	395
Tradename & Trademarks	279
Non-compete agreements	495
Goodwill	520
$2,933
Liabilities Assumed:
Deferred Revenue	$733
Total Purchase Price	$2,200

The value of the intangibles and goodwill were calculated by a third party valuation firm based on projections and financial data provided by management of the Company. The deferred revenue included in the condensed consolidated financial statements is the expected liability to service the projects. The goodwill represents the excess fair value after the allocation to the intangibles. The calculated goodwill is not deductible for tax purposes. The financial data of the License Grant is included in the Company’s financial statements as of deemed acquisition date of June 30, 2020.

A final valuation of the assets and purchase price allocation of the License Grant has not been completed as of the end of this reporting period as the third party valuation has not been finalized. Consequently, the purchase price was preliminarily allocated based upon the Company’s best estimates at the time of this filing. These amounts are subject to revision upon the completion of formal studies and valuations, as needed, which the Company expects to occur during the fourth quarter of 2020.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

Note 8 - Ten Degrees Acquisition

On August 19, 2020, in accordance with the terms and conditions of that certain Asset Purchase Agreement, by and among the Company, Ten Degrees Inc. (“TDI”), Ten Degrees International Limited (“TDIL”), mCube International Limited (“MCI”), and the holder of a majority of the outstanding capital of TDIL and mCube, Inc., and the sole shareholder of 100% of the outstanding capital stock of MCI (“mCube,” together with TDI, TDIL, and MCI collectively, the “Transferors”), we acquired a suite of on-device “blue-dot” indoor location and motion technologies, including patents, trademarks, software and related intellectual property from the Transferors (collectively, the “Assets”). The Assets were acquired for consideration consisting of (i) $1,500,000 in cash and (ii) 480,000 shares of our common stock. In accordance with the terms of the APA, commencing as of the date of the APA, the Transferors, and their affiliates, have agreed to not compete with our business associated with the Assets for a period of five years from the closing date. In addition, each party agreed to not solicit any employees from the other party for a period of one year from the closing date, subject to certain exceptions.

The total recorded purchase price for the transaction was $2,100,000, which consisted of the cash paid of $1,500,000 and $600,000 representing the value of the stock issued upon closing.

The preliminary purchase price is allocated as follows (in thousands):

Developed technology	$1,701
Non-compete agreements	399

Total Purchase Price	$2,100

The value of the intangibles were calculated by a third party valuation firm based on projections and financial data provided by management of the Company. A final valuation of the assets and purchase price allocation has not been completed as of the end of this reporting period as the third party valuation has not been finalized. Consequently, the purchase price was preliminarily allocated based upon the Company’s best estimates at the time of this filing. These amounts are subject to revision upon the completion of formal studies and valuations, as needed, which the Company expects to occur during the fourth quarter of 2020.

Note 9 - Proforma Financial Information

The following unaudited proforma financial information presents the condensed consolidated results of operations of the Company and Jibestream for the three and nine months ended September 30, 2019, as if the acquisition had occurred as of the beginning of the first period presented instead of on August 15, 2019. The proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.

(in thousands, except per share data)	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Revenues	$2,031	$5,898
Net loss attributable to common stockholders	$(7,226)	$(19,805)
Net loss per basic and diluted common share	$(9.31)	$(37.19)
Weighted average common shares outstanding:
Basic and Diluted	776,288	532,588

Note 10 - Inventory

Inventory as of September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	As of September 30, 2020	As of December 31, 2019
Raw materials	$73	$13
Finished goods	341	387
Total Inventory	$414	$400

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

Note 11 - Debt

Debt as of September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	As of September 30, 2020	As of December 31, 2019
Short-Term Debt
Notes payable, less debt discount of $655 and $628, respectively (A)	$6,150	$7,080
Revolving line of credit (B)	--	150
Other short-term debt (C)	--	74
Total Short-Term Debt	$6,150	$7,304

(A)	Notes Payable

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

Note 11 - Debt (continued)

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

As of September 30, 2020, the outstanding balance of the May 2019 Note was $0 and the note was fully satisfied.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

Note 11 - Debt (continued)

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

As of September 30, 2020, the outstanding balance of the June 2019 Note was $0 and the note was fully satisfied.

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

As of September 30, 2020, the outstanding balance of the August 2019 Note was $0 and the note was fully satisfied.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

Note 11 - Debt (continued)

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

As of September 30, 2020, the outstanding balance of the September 2019 Note was $0 and the note was fully satisfied.

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

As of September 30, 2020, the outstanding balance of the November 2019 Note was $0 and the note was fully satisfied.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

Note 11 - Debt (continued)

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

As of September 30, 2020, the outstanding principal balance of the March 2020 Note was approximately $6,805,000.

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

On August 31, 2018, Inpixon, Sysorex, Sysorex Government Services, Inc. (“SGS”), and Payplant executed Amendment 1 to Payplant Client Agreement (the “Amendment”). Pursuant to the Amendment, Sysorex and SGS are no longer parties to the Payplant Client Agreement, originally entered into on August 14, 2017, and have been released from any and all obligations and liabilities arising under the Payplant Client Agreement, whether such obligations and liabilities were in existence prior to or on the date of the Amendment or arise after the date of the Amendment. As of September 30, 2020, the outstanding balance on the revolving line of credit is $0.

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

As of September 30, 2020, the Company owed $0 to the pre-acquisition stockholders of Shoom.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

Note 12 - Capital Raises

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

The Company issued 937,010 shares of common stock during the quarter ended March 31, 2020, in connection with the ATM at per share prices between $1.23 and $2.11, resulting in net proceeds to the Company of approximately $1.25 million after subtracting sales commissions and other offering expenses.

The Company issued 29,033,036 shares of common stock during the quarter ended June 30, 2020, in connection with the ATM at per share prices between $1.13 and $2.02, resulting in net proceeds to the Company of approximately $40.52 million after subtracting sales commissions and other offering expenses.

The Company issued 1,604,312 shares of common stock during the quarter ended September 30, 2020, in connection with the ATM at per share prices between $1.5064 and $1.5134, resulting in net proceeds to the Company of approximately $2.27 million after subtracting sales commissions and other offering expenses.

Note 13 - Common Stock

During the three months ended March 31, 2020, the Company issued 1,896,557 shares of common stock under exchange agreements to settle outstanding balances totaling approximately $4,194,000 under partitioned notes.

During the three months ended March 31, 2020, the Company issued 937,010 shares of common stock in connection with the ATM at per share prices between $1.23 and $2.11, resulting in net proceeds to the Company of approximately $1.25 million after subtracting sales commissions and other offering expenses (see Note 12).

During the three months ended June 30, 2020, the Company issued 3,889,990 shares of common stock under exchange agreements to settle outstanding balances totaling approximately $4,592,000 under partitioned notes.

During the three months ended June 30, 2020, the Company issued 29,033,036 shares of common stock in connection with the ATM at per share prices between $1.13 and $2.02, resulting in net proceeds to the Company of approximately $40.52 million after subtracting sales commissions and other offering expenses (see Note 12).

During the three months ended June 30, 2020, the Company issued 183,486 shares of common stock for the extinguishment of liability totaling approximately $200,000.

During the three months ended September 30, 2020, the Company issued 1,604,312 shares of common stock in connection with the ATM at per share prices between $1.5064 and $1.5134, resulting in net proceeds to the Company of approximately $2.27 million after subtracting sales commissions and other offering expenses (see Note 12).

On August 19, 2020, the Company issued 480,000 shares of common stock to the security holders of Ten Degrees as part of an acquisition (See Note 8).

Note 14 - Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share with rights, preferences, privileges and restrictions as to be determined by the Company’s Board of Directors.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

Note 14 - Preferred Stock (continued)

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

As of September 30, 2020, there was 1 share of Series 4 Preferred outstanding.

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

As of September 30, 2020, there were 126 shares of Series 5 Convertible Preferred Stock outstanding.

Note 15 - Reverse Stock Split

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

Note 16 - Stock Options

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

The aggregate number of shares that may be awarded as of September 30, 2020 under the 2011 Plan and the 2018 Plan were 417,270 and 12,730,073, respectively. As of September 30, 2020, 5,544,594 of options were granted to employees, directors and consultants of the Company (including 1 share outside of the Company’s Option Plans) and 7,602,750 options were available for future grant under the Option Plans.

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

During the three months ended September 30, 2020 and 2019, the Company recorded a charge for the amortization of employee stock options of approximately $256,000 and $871,000, respectively, and $941,000 and $2,376,000 for the nine months ended September 30,2020 and 2019, respectively.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

Note 16 - Stock Options (continued)

As of September 30, 2020, the fair value of non-vested options totaled approximately $1,907,000, which will be amortized to expense over the weighted average remaining term of 0.985 years.

The fair value of each employee stock option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. Key weighted-average assumptions used to apply this pricing model during the nine months ended September 30, 2020 were as follows:

For the Nine Months Ended September 30, 2020

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

Note 17 - Credit Risk and Concentrations

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

The Company maintains cash deposits with financial institutions, which, from time to time, may exceed federally insured limits. Cash is also maintained at foreign financial institutions for its Canadian subsidiary and its majority-owned India subsidiary. Cash in foreign financial institutions as of September 30, 2020 and December 31, 2019 was immaterial. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash.

The following table sets forth the percentages of revenue derived by the Company from those customers, which accounted for at least 10% of revenues during the three-month period ended September 30, 2020 and 2019 (in thousands):

	For the Three Months Ended September 30, 2020		For the Three Months Ended September 30, 2019
	$	%	$	%
Customer A	800	31%	500	33%
Customer B	305	12%	306	20%

The following table sets forth the percentages of revenue derived by the Company from those customers, which accounted for at least 10% of revenues during the nine-month period ended September 30, 2020 and 2019 (in thousands):

	For the Nine Months Ended September 30, 2020		For the Nine Months Ended September 30, 2019
	$	%	$	%
Customer A	1,300	23%	2,000	46%
Customer B	916	17%	918	21%

As of September 30, 2020, Customer A represented approximately 44% of total accounts receivable. As of September 30, 2019, Customer A represented approximately 59%, and Customer C represented approximately 17% of total accounts receivable.

As of September 30, 2020, two vendors represented approximately 19% and 11% of total gross accounts payable. Purchases from these vendors during the three and nine months ended September 30, 2020 was $0.  As of September 30, 2019, two vendors represented approximately 41% and 14% of total gross accounts payable. Purchases from these vendors during the three and nine months ended September 30, 2019 was $0.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

Note 17 - Credit Risk and Concentrations (continued)

For the three months ended September 30, 2020, four vendors represented approximately 21%, 19%, 15%, and 14% of total purchases. For the three months ended September 30, 2019, five vendors represented approximately 23%, 19%, 13%, 12% and 10% of total purchases.

For the nine months ended September 30, 2020, four vendors represented approximately 24%, 13%, 11%, and 10% of total purchases. For the nine months ended September 30, 2019, three vendors represented approximately 25%, 19% and 13% of total purchases.

Note 18 - Foreign Operations

The Company’s operations are located primarily in the United States, Canada, United Kingdom, Germany and India. Revenues by geographic area are attributed by country of domicile of the Company’s subsidiaries. The financial data by geographic area are as follows (in thousands):

	United States	Canada	Germany	United Kingdom	India	Eliminations	Total

For the Three Months Ended September 30, 2020:
Revenues by geographic area	$1,919	$1,199	$42	$31	$372	$(1,009)	$2,554
Operating income (loss) by geographic area	$(5,996)	$(103)	$(146)	$(93)	$92	$--	$(6,246)
Net income (loss) by geographic area	$(7,178)	$(126)	$(146)	$(92)	$91	$--	$(7,451)

For the Three Months Ended September 30, 2019:
Revenues by geographic area	$1,231	$303	$--	$--	$154	$(154)	$1,534
Operating income (loss) by geographic area	$(4,733)	$(977)	$--	$--	$26	$--	$(5,684)
Net income (loss) by geographic area	$(5,658)	$(947)	$--	$--	$26	$--	$(6,579)

For the Nine Months Ended September 30, 2020:
Revenues by geographic area	$3,634	$3,925	$42	$31	$797	$(2,995)	$5,434
Operating income (loss) by geographic area	$(16,601)	$(242)	$(146)	$(93)	$144	$--	$(16,938)
Net income (loss) by geographic area	$(20,747)	$(77)	$(146)	$(92)	$143	$--	$(20,919)

For the Nine Months Ended September 30, 2019:
Revenues by geographic area	$4,064	$323	$--	$--	$391	$(391)	$4,387
Operating income (loss) by geographic area	$(13,433)	$(1,889)	$--	$--	$50	$--	$(15,272)
Net income (loss) by geographic area	$(15,153)	$(1,857)	$--	$--	$50	$--	$(16,960)

As of September 30, 2020:
Identifiable assets by geographic area	$42,328	$9,393	$128	$121	$623	$--	$52,593
Long lived assets by geographic area	$7,706	$6,620	$15	$30	$294	$--	$14,665

As of December 31, 2019:
Identifiable assets by geographic area	$11,061	$9,675	$--	$--	$483	$--	$21,219
Long lived assets by geographic area	$4,347	$6,981	$--	$--	$345	$--	$11,673

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

Note 19 - Related Party Transactions

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

In accordance with the terms of the Systat License Agreement (see Note 7), on June 30, 2020, the Company partitioned a portion of the Secured Note into a new note in an amount equal to $3 million in principal plus accrued interest (the “Closing Note”) and assigned the Closing Note and all rights and obligations thereunder to Systat in accordance with the terms and conditions of that certain Promissory Note Assignment and Assumption Agreement. An additional $1.3 million of the principal balance underlying the Sysorex Note was partitioned and assigned to Systat as consideration payable for the rights granted under the license as of September 30, 2020. The amount owed for principal and accrued interest by Sysorex to the Company as of September 30, 2020 and December 31, 2019 was approximately $7.8 million and $10.6 million, respectively.

The Secured Note has been classified as “held for sale” and the Company, with the assistance of a third-party valuation firm, estimated the fair value of such using Sysorex financial projections, a discounted cash flow model and a 12.3% discount rate. As a result, the Company established a full valuation allowance as of September 30, 2020. The Company is required to periodically re-evaluate the carrying value of the note and the related valuation allowance based on various factors, including, but not limited to, Sysorex’s performance and collectability of the note. Sysorex’s performance against those financial projections will directly impact future assessments of the fair value of the note.

Sysorex Receivable

On February 20, 2019, the Company, Sysorex and Atlas Technology Group, LLC (“Atlas”) entered into a settlement agreement resulting in a net award of $941,796 whereby Atlas agreed to accept an aggregate of 16,655 shares of freely-tradable common stock of the Company in full satisfaction of the award.  The Company and Sysorex each agreed pursuant to the terms and conditions of that certain Separation and Distribution Agreement, dated August 7, 2018, as amended, that 50% of the costs and liabilities related to the arbitration action would be shared by each party following the Spin-off. As a result, Sysorex owes the Company approximately $565,078 for the settlement plus the interest accrued through September 30, 2020 of approximately $83,105. The total owed to the Company for this settlement as of September 30, 2020 was approximately $648,183. The Company established a full valuation allowance against this balance as of September 30, 2020.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

Note 20 - Leases

The Company has an operating lease for its administrative office in Palo Alto, California, effective October 1, 2014, for 8.3 years. The initial lease rate was $14,225 per month with escalating payments. In connection with the lease, the Company is obligated to pay $8,985 monthly for operating expenses for building repairs and maintenance.  The Company also has an operating lease for its administrative office in Encino, CA. This lease was effective June 1, 2014 and will end on July 31, 2021. The current lease rate is $6,984 per month and $276 per month for the common area maintenance. Additionally, the Company has an amended operating lease for its administrative office in Coquitlam, Canada, from May 1, 2020 through September 30, 2022. The initial lease rate was CAD $4,479 per month with escalating payments.  In connection with the lease, the Company is obligated to pay CAD $2,566 monthly for operating expenses for building repairs and maintenance.  The Company has an operating lease for its administrative office in Toronto, Canada, from August 15, 2019 through July 31, 2021. The monthly lease rate is CAD $24,506 per month with no escalating payments.  In connection with the lease, the Company is obligated to pay CAD $9,651 monthly for operating expenses for building repairs and maintenance. Starting in January 2021, the lease rate for the Toronto office space will be reduced due to a smaller leased office space. The extension agreement for the reduced office space is through June 30, 2026 with escalating payments. Additionally, the Company has an operating lease for its administrative office in New Westminster, Canada, from August 1, 2019 through July 31, 2021. The initial lease rate was CAD $575 per month. The Company has an operating lease for its administrative office in Hyderabad, India, from January 1, 2019 through February 28, 2024. The monthly lease rate is 482,720 INR per month with 5% escalating payments.  In connection with the lease, the Company is obligated to pay 68,960 INR monthly for operating expenses for building repairs and maintenance.  The Company has an operating lease for its administrative office in Ratingen, Germany, from July 1, 2020 through June 30, 2022 with an initial lease rate of 641 EUR per month. The Company has an operating lease for its administrative office in Slough, United Kingdom, from July 1, 2020 through October 31, 2021. The monthly lease rate is 1,600 GBP per month with 4% escalating payments. The Company has no other operating or financing leases with terms greater than 12 months.

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

On January 1, 2019, upon adoption of ASC Topic 842, the Company recorded right-of-use asset of $641,992, lease liability of $683,575 and eliminated deferred rent of $41,583. The adoption of ASC 842 did not have a material impact to prior year comparative periods and a result, a cumulative-effect adjustment was not required. The Company determined the lease liability using the Company’s estimated incremental borrowing rate of 8.0% to estimate the present value of the remaining monthly lease payments. With the Locality acquisition, the Company adopted ASC Topic 842 effective May 21, 2019 for the Westminster, Canada office operating lease. With the Jibestream acquisition, the Company adopted ASC Topic 842 effective August 15, 2019 for the Toronto, Canada office operating lease. With the India acquisition, the Company adopted ASC Topic 842 effective January 1, 2019 for the Hyderabad, India office operating lease. With the Systat license agreement, the Company adopted ASC Topic 842 effective July 1, 2020 for the Ratingen, Germany and Slough, United Kingdom office operating leases.

Right-of-use assets is summarized below (in thousands):

As of September 30, 2020
Palo Alto, CA Office	$630
Encino, CA Office	194
Hyderabad, India Office	362
Coquitlam, Canada Office	92
Westminster, Canada Office	10
Toronto, Canada Office	902
Ratingen, Germany Office	18
Slough, United Kingdom Office	32
Less accumulated amortization	(618)
Right-of-use asset, net	$1,622

Lease expense for operating leases recorded in the balance sheet is included in operating costs and expenses and is based on the future minimum lease payments recognized on a straight-line basis over the term of the lease plus any variable lease costs. Operating lease expenses, inclusive of short-term and variable lease expenses, recognized in the Company’s condensed consolidated statement of income for the three-month period ended September 30, 2020 was $279,000 and $802,000 for the nine-month period ended September 30, 2020.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

Note 20 - Leases (continued)

During the three-month period ended September 30, 2020, the Company recorded $175,736 as rent expense to the right-of-use assets.  During the nine-month period ended September 30, 2020, the Company recorded $460,913 as rent expense to the right-of-use assets.

Lease liability is summarized below (in thousands):

As of September 30, 2020
Total lease liability	$1,646
Less: short term portion	(572)
Long term portion	$1,074

Maturity analysis under the lease agreement is as follows (in thousands):

Year ending December 31, 2020	$173
Year ending December 31, 2021	577
Year ending December 31, 2022	501
Year ending December 31, 2023	253
Year ending December 31, 2024	159
Year ending December 31, 2025 and thereafter	202
Total	$1,865
Less: Present value discount	(219)
Lease liability	$1,646

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the date of adoption of Topic 842. As of September 30, 2020, the weighted average remaining lease term is 3.21 years and the weighted average discount rate used to determine the operating lease liabilities was 8.0%.

Note 21 - Commitments and Contingencies

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

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

Note 21 - Commitments and Contingencies (continued)

Compliance with Nasdaq Continued Listing Requirement

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

Note 22 - Subsequent Events

At-The-Market Program

During the quarter ending December 31, 2020, the Company issued 213,474 shares of common stock in connection with the ATM, at per share prices between $1.1206 and $1.1209, resulting in net proceeds to the Company of approximately $230,000 after subtracting sales commissions and other offering expenses.

Nanotron Acquisition

On October 6, 2020, we acquired, through our wholly-owned subsidiary Inpixon GmbH, all of the outstanding capital stock (the “Nanotron Shares”) of Nanotron Technologies GmbH, a limited liability company incorporated under the laws of Germany (“Nanotron”), pursuant to the terms and conditions of that certain Share Sale and Purchase Agreement, dated as of October 5, 2020 (the “Purchase Agreement”), among the Purchaser, Nanotron and Sensera Limited, a stock corporation incorporated under the laws of Australia and the sole shareholder of Nanotron (the “Seller”).

As a result of the acquisition, we now own 100% of Nanotron. Nanotron’s business consists of developing and manufacturing location-aware IoT systems and solutions.

At the closing, the Purchaser paid to the Seller an aggregate purchase price of $8,700,000 (less the Holdback Funds (as defined below) and certain other closing adjustments) for the Nanotron Shares (“Purchase Price”). The Purchase Price may be subject to certain post-Closing adjustments based on actual working capital as of the closing as described in the Purchase Agreement. The Purchaser retained $750,000 (the “Holdback Funds”) from the Purchase Price to secure the Seller’s obligations under the Purchase Agreement, with any unused portion of the Holdback Funds to be released to the Seller on the date that is 18 months after the closing date. The Purchaser paid the Purchase Price from funds received in connection with a capital contribution from us, and a portion of the Purchase Price was used by the Seller to satisfy outstanding loans payable by the Seller to obtain the release of certain existing security interests on Nanotron’s assets.

INPIXON AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

Note 22 - Subsequent Events (continued)

Subscription of Units of Cardinal Venture Holdings

On September 30, 2020, we entered into a Subscription Agreement (the “Subscription Agreement”) with Cardinal Venture Holdings LLC, a Delaware limited liability company (“CVH”), pursuant to which we agreed to (i) contribute up to $1,800,000 (the “Contribution”) to CVH and (ii) purchase up to 599,999 Class A Units of CVH (the “Class A Units”) and up to 1,800,000 Class B Units of CVH (the “Class B Units,” and, together with the Class A Units, the “Units”). The aggregate purchase price of $1,800,000 for the Units is deemed to be satisfied through the Contribution. The $1,800,000 purchase price was paid on October 12, 2020 and therefore that is the date the purchase of the Units was closed.

CVH owns certain interests in the sponsor entity (the “Sponsor”) to a special purpose acquisition company formed for the purpose of pursuing an initial public offering of its securities followed by effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “SPAC”). It is anticipated that the Contribution will be used by CVH to fund the Sponsor’s purchase of securities in the SPAC.

Nadir Ali, our Chief Executive Officer, beneficially owns membership interests in CVH through 3AM LLC, a Delaware limited liability company and a founding member of CVH (“3AM”).

Concurrently with our entry into the Subscription Agreement, we entered into the Amended and Restated Limited Liability Company Agreement of CVH (the “LLC Agreement”), dated as of September 30, 2020. Under the terms of the LLC Agreement, in the event the Managing Member (as defined in the LLC Agreement) can no longer manage CVH’s affairs due to his death, disability or incapacity, 3AM will serve as CVH’s replacement Managing Member. Except as may be required by law, the Company, as a non-managing member under the LLC Agreement, does not have any voting rights and generally cannot take part in the management or control of CVH’s business and affairs.

The LLC Agreement provides that each Class A Unit and each Class B Unit represents the right of the Company to receive any distributions made by the Sponsor on account of the Class A Interests and Class B Interests, respectively, of the Sponsor.

We are not required to make additional capital contributions to CVH, unless any such capital contribution is approved by all of CVH’s members. In addition, the LLC Agreement contains terms and conditions that provide for limitations on liability, restrictions on rights to distributions and certain indemnification rights for CVH’s members.

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

We experienced a net loss of approximately $7.5 million and $6.6 million for the three months ended September 30, 2020 and 2019, respectively, and a net loss of $20.9 million and $17.0 million for the nine months ended September 30, 2020 and 2019, respectively. We cannot assure you that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. In order to continue our operations, we have supplemented the revenues we earned with proceeds from the sale of our equity and debt securities and proceeds from loans and bank credit lines. During the first quarter of 2020, we raised $5 million in gross proceeds in connection with a debt financing and during the nine months ended September 30, 2020, we raised net proceeds of approximately $44.0 million, in connection with sales under our at-the-market equity facility (the “ATM”). In addition, we may raise additional capital under the ATM facility up to a maximum gross proceeds of $150 million, however, general economic or other conditions resulting from COVID-19 or other events materially may impact the liquidity of our common stock or our ability to continue to access capital from the ATM to support our growth plans. Given our cash balances and budgeted cash flow requirements, we believe we have sufficient funds to support ongoing operations for the next twelve months.

Effects of COVID-19

The impact of the COVID-19 pandemic on our business and results of operations continues to remain uncertain at this time. While we have been able to continue operations remotely, we have experienced supply chain constraints and delays in the receipt of certain components of our products impacting delivery times for our products. We have also seen some impact in the demand of certain products and delays in certain projects and customer orders either because they require onsite services which could not be performed while shelter in place orders have been in effect or because of the uncertainty of the customer’s financial position and ability to invest in our technology. Despite these challenges, we were able to realize growth in revenue during the first and third quarters of 2020 and for the nine months of 2020 when compared to the same periods of 2019 as a result of an increase in sales associated with our indoor intelligence platform, including our sensors, in addition to additional revenue from the sale of Systat software licenses. The impact that COVID-19 will have on general economic conditions is continuously evolving and the ultimate impact the pandemic will have on our results of operations continues to remain uncertain and there are no assurances that we will be able to continue to experience the same growth or not be materially adversely effected.  A further discussion of the impact of the COVID-19 pandemic on our business is set forth below in Part II, Item 1A. Risk Factors.

A further discussion of the impact of the COVID-19 pandemic on our business is set forth below in Part II, Item 1A. Risk Factors.

Corporate Strategy Update

Management continues to pursue a corporate strategy that is focused on building and developing our business as a provider of end-to-end solutions ranging from the collection of data to delivering insights from that data to our customers with a focus on securing, digitizing and optimizing premises with our indoor positioning, mapping and analytics solutions for businesses and governments. In connection with such strategy and to facilitate our long-term growth, we continue to evaluate various strategic transactions including acquisitions of companies with technologies and intellectual property (“IP”) that complement those goals by adding technology, differentiation, customers and/or revenue. Some of these opportunities may offer us the ability to enhance our technology and product offerings, expand our verticals and/or our international presence and global footprint. We believe these complementary technologies will add value to the Company and allow us to provide a comprehensive indoor intelligence platform, offering a one-stop shop to our customers.  In addition, we may seek to expand our capabilities around security, artificial intelligence, augmented reality and virtual reality or other high growth sectors. Candidates with proven technologies that complement our overall strategy may come from anywhere in the world, as long as there are strategic and financial reasons to make the acquisition. In addition, we are also exploring opportunities that will supplement our revenue growth. We are primarily looking for accretive acquisitions that have business value and operational synergies, but will be opportunistic for other strategic and/or attractive transactions that we believe may increase overall shareholder value, which may include, but not be limited to other alternative investment opportunities, such as minority investments. joint ventures or special purpose acquisition companies. If we make any acquisitions in the future, we expect that we may pay for such acquisitions with cash, equity securities and/or debt in combinations appropriate for each acquisition. In addition, we may consider an assignment of our remaining note receivable from Sysorex Inc. (“Sysorex”). In furtherance of this strategy, over the last year, we enhanced our product offerings and expanded our intellectual property portfolio by completing several strategic transactions, including, the acquisition of (1) Locality Systems, Inc. (“Locality”), a technology company based near Vancouver, Canada, specializing in wireless device positioning and radio frequency (“RF”) augmentation of video surveillance systems, (2) Jibestream Inc. (“Jibestream”), a provider of a highly configurable intelligent indoor mapping platform to expand our suite of products, (3) certain GPS products, software, technologies, and intellectual property from GTX Corp (“GTX”), a U.S. based company specializing in GPS technologies, (4) an exclusive, worldwide license to market, distribute and develop the SYSTAT and SigmaPlot software suite of products from Systat Software, Inc., (5) a suite of on-device “blue dot” indoor location and motion technologies, including patents, trademarks, software and related intellectual property (IP), from Ten Degrees, Inc., Ten Degrees International and certain other affiliated parties and (6) Nanotron Technologies GmbH, a global location awareness technology company to strengthen and expand our product portfolio and capabilities for UWB, RTLS, and 2.4 GHz CSS.

Recent Events

“Blue Dot” Technology Acquisition

On August 19, 2020, in accordance with the terms and conditions of that certain Asset Purchase Agreement, by and among us, Ten Degrees Inc., a Delaware corporation (“TDI”), Ten Degrees International Limited, a Cayman Islands exempted company limited by shares and the sole shareholder of 100% of the outstanding capital stock of TDI (“TDIL”), mCube International Limited, a Cayman Island company (“MCI”), and the holder of a majority of the outstanding capital of TDIL and mCube, Inc., a Delaware corporation, and the sole shareholder of 100% of the outstanding capital stock of MCI (“mCube”, together with TDI, TDIL, and MCI collectively, the “Transferors”), dated August 19, 2020 (the “APA”), we acquired a suite of on-device “blue-dot” indoor location and motion technologies, including patents, trademarks, software and related intellectual property from the Transferors (collectively, the “Assets”).

The Assets were acquired for consideration consisting of (i) $1.5 million in cash and (ii) 480,000 shares of our common stock.

In accordance with the terms of the APA, commencing as of the date of the APA, the Transferors, and their affiliates, have agreed to not compete with our business associated with the Assets for a period of five years from the closing date. In addition, each party agreed to not solicit any employees from the other party for a period of one year from the closing date, subject to certain exceptions.

All of Transferors’ right, title and interest in and to the Assets were sold, conveyed, transferred, assigned, and delivered to us in accordance with a Bill of Sale and Assignment executed by the Transferors, dated as of the closing date.

Nanotron Acquisition

On October 6, 2020, we acquired, through our wholly-owned subsidiary Inpixon GmbH, a limited liability company incorporated under the laws of Germany (the “Purchaser), all of the outstanding capital stock (the “Nanotron Shares”) of Nanotron Technologies GmbH, a limited liability company incorporated under the laws of Germany (“Nanotron”), pursuant to the terms and conditions of that certain Share Sale and Purchase Agreement, dated as of October 5, 2020 (the “Purchase Agreement”), among the Purchaser, Nanotron and Sensera Limited, a stock corporation incorporated under the laws of Australia and the sole shareholder of Nanotron (the “Seller”).

As a result of the acquisition, we now own 100% of Nanotron. Nanotron’s business consists of developing and manufacturing location-aware IoT systems and solutions.

At the closing, the Purchaser paid to the Seller an aggregate purchase price of $8,700,000 (less the Holdback Funds (as defined below) and certain other closing adjustments) for the Nanotron Shares (“Purchase Price”). The Purchase Price may be subject to certain post-Closing adjustments based on actual working capital as of the closing as described in the Purchase Agreement. The Purchaser retained $750,000 (the “Holdback Funds”) from the Purchase Price to secure the Seller’s obligations under the Purchase Agreement, with any unused portion of the Holdback Funds to be released to the Seller on the date that is 18 months after the closing date. The Purchaser paid the Purchase Price from funds received in connection with a capital contribution from us, and a portion of the Purchase Price was used by the Seller to satisfy outstanding loans payable by the Seller to obtain the release of certain existing security interests on Nanotron’s assets.

Subscription of Units of Cardinal Venture Holdings

On September 30, 2020, we entered into a Subscription Agreement (the “Subscription Agreement”) with Cardinal Venture Holdings LLC, a Delaware limited liability company (“CVH”), pursuant to which we agreed to (i) contribute up to $1,800,000 (the “Contribution”) to CVH and (ii) purchase up to 599,999 Class A Units of CVH (the “Class A Units”) and up to 1,800,000 Class B Units of CVH (the “Class B Units,” and, together with the Class A Units, the “Units”). The $1,800,000 purchase price was paid on October 12, 2020 and therefore that is the date the purchase of the Units was closed.

CVH owns certain interests in the sponsor entity (the “Sponsor”) to a special purpose acquisition company formed for the purpose of pursuing an initial public offering of its securities followed by effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “SPAC”). It is anticipated that the Contribution will be used by CVH to fund the Sponsor’s purchase of securities in the SPAC.

Nadir Ali, our Chief Executive Officer, beneficially owns membership interests in CVH through 3AM LLC, a Delaware limited liability company and a founding member of CVH (“3AM”).

Concurrently with our entry into the Subscription Agreement, we entered into the Amended and Restated Limited Liability Company Agreement of CVH (the “LLC Agreement”), dated as of September 30, 2020. Under the terms of the LLC Agreement, in the event the Managing Member (as defined in the LLC Agreement) can no longer manage CVH’s affairs due to his death, disability or incapacity, 3AM will serve as CVH’s replacement Managing Member. Except as may be required by law, the Company, as a non-managing member under the LLC Agreement, does not have any voting rights and generally cannot take part in the management or control of CVH’s business and affairs.

The LLC Agreement provides that each Class A Unit and each Class B Unit represents the right of the Company to receive any distributions made by the Sponsor on account of the Class A Interests and Class B Interests, respectively, of the Sponsor.

We are not required to make additional capital contributions to CVH, unless any such capital contribution is approved by all of CVH’s members. In addition, the LLC Agreement contains terms and conditions that provide for limitations on liability, restrictions on rights to distributions and certain indemnification rights for CVH’s members.

Equity Distribution Agreement

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

We issued and sold 31,574,358 shares of common stock during the nine months ended September 30, 2020, in connection with the ATM at per share prices between $1.13 and $2.11, resulting in net proceeds to the Company of approximately $44 million, after subtracting sales commissions and other offering expenses.

Subsequent to the quarter ended September 30, 2020, the Company issued 213,474 shares of common stock in connection with the ATM, at per share prices between $1.1206 and $1.1209, resulting in net proceeds to the Company of approximately $230,000 after subtracting sales commissions and other offering expenses.

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

The Company’s professional services include fixed fee and time and materials contracts. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and materials contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts including maintenance service provided by in house personnel, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the three and nine months ended September 30, 2020 and 2019, the Company did not incur any such losses. These amounts are based on known and estimated factors.

Contract Balances

The timing of our revenue recognition may differ from the timing of payment by our customers. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. As of September 30, 2020, the Company had deferred revenue of approximately $1,761,000 related to software license agreements and approximately $81,000 related to cash received in advance for product maintenance services provided by the Company’s technical staff. The Company expects to satisfy its remaining performance obligations for these maintenance services and recognize the deferred revenue and related contract costs over the next twelve months.

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

When assessing the recoverability of our long-lived assets, which include property and equipment and finite-lived intangible assets, we make assumptions regarding estimated future cash flows and other factors. Some of these assumptions involve a high degree of judgment and also bear a significant impact on the assessment conclusions. Included among these assumptions are estimating undiscounted future cash flows, including the projection of comparable sales, operating expenses, capital requirements for maintaining property and equipment and residual value of asset groups. We formulate estimates from historical experience and assumptions of future performance, based on business plans and forecasts, recent economic and business trends, and competitive conditions. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge. Based on our evaluation we did not record a charge for impairment for the three and nine months ended September 30, 2020 and 2019.

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

We evaluate the remaining useful lives of long-lived assets and identifiable intangible assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. Such events or circumstances may include (but are not limited to): the effects of obsolescence, demand, competition, and/or other economic factors including the stability of the industry in which we operate, known technological advances, legislative actions, or changes in the regulatory environment. If the estimated remaining useful lives change, the remaining carrying amount of the long-lived assets and identifiable intangible assets would be amortized prospectively over that revised remaining useful life. We have determined that there were no events or circumstances during the three and nine months ended September 30, 2020 and 2019, which would indicate a revision to the remaining amortization period related to any of our long-lived assets. Accordingly, we believe that the current estimated useful lives of long-lived assets reflect the period over which they are expected to contribute to future cash flows and are therefore deemed appropriate.

Acquired In-Process Research and Development (“IPR&D”)

In accordance with authoritative guidance, we recognize IPR&D at fair value as of the acquisition date, and subsequently account for it as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. Once an IPR&D project has been completed, the useful life of the IPR&D asset is determined and amortized accordingly. If the IPR&D asset is abandoned, the remaining carrying value is written off. During fiscal year 2014, we acquired IPR&D through the acquisition of AirPatrol, in 2015 through the acquisition of the assets of LightMiner, in 2019 through the acquisitions of Locality, Jibestream and certain assets of GTX and in 2020 through the SYSTAT licensing agreement and the acquisition of assets of Ten Degrees. Our IPR&D is comprised of AirPatrol, LightMiner, Locality, Jibestream, GTX, SYSTAT and Ten Degrees technology, which was valued on the date of the acquisition. It will take additional financial resources to continue development of these technologies.

We continue to seek additional resources, through both capital raising efforts and meeting with industry experts, for further development of the AirPatrol, Locality, Jibestream, GTX, SYSTAT and Ten Degrees technologies. Through September 30, 2020, we have made some progress with raising capital since these acquisitions, building our pipeline and getting industry acknowledgment. We have been recognized by leading industry analysts in a report on leading indoor positioning companies and were also awarded the IoT Security Excellence award by TMC. Management remains focused on growing revenue from these products and continues to pursue efforts to recognize the value of the AirPatrol, Locality, Jibestream, GTX, SYSTAT and Ten Degrees technologies. Although there can be no assurance that these efforts will be successful, we intend to allocate financial and personnel resources when deemed possible and/or necessary. If we choose to abandon these efforts, or if we determine that such funding is not available, the related IPR&D will be subject to significant impairment.

Impairment of Long-Lived Assets Subject to Amortization

We amortize intangible assets with finite lives over their estimated useful lives and review them for impairment whenever an impairment indicator exists. We continually monitor events and changes in circumstances that could indicate carrying amounts of our long-lived assets, including our intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. We did not recognize any intangible asset impairment charges for the three and nine months ended September 30, 2020 and 2019. See “Acquired In-Process Research and Development (“IPR&D”)” for further information.

Software Development Costs

The Company develops and utilizes internal software for the processing of data provided by its customers. Costs incurred in this effort are accounted for under the provisions of FASB ASC 350-40, Internal Use Software and ASC 985-20, Software – Cost of Software to be Sold, Leased or Marketed, whereby direct costs related to development and enhancement of internal use software is capitalized, and costs related to maintenance are expensed as incurred. The Company capitalizes its direct internal costs of labor and associated employee benefits that qualify as development or enhancement. These software development costs are amortized over the estimated useful life which management has determined ranges from one to four years.

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

As of September 30, 2020 and December 31, 2019, reserves for credit losses included a reserve for doubtful accounts of approximately $ 467,000 and $646,000, respectively, due to the aging of the items greater than 120 days outstanding and other potential non-collections.

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

The Company incurred stock-based compensation charges of $256,000 and $871,000 for the three months ended September 30, 2020 and 2019, respectively, and $941,000 and $2,618,000 for the nine months ended September 30, 2020 and 2019 respectively, which are included in general and administrative expenses. Key weighted-average assumptions used to apply this pricing model during the nine months ended September 30, 2020 were as follows:

For the Nine Months Ended September 30, 2020

Risk-free interest rate	0.33%
Expected life of stock option grants	5 years
Expected volatility of underlying stock	34.43%
Dividends assumption	$ --

Results of Operations

Three months ended September 30, 2020 compared to three months ended September 30, 2019

	For the Three Months Ended
	September 30, 2020		September 30, 2019
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	% Change*

Revenues	$2,554	100%	$1,534	100%	66%
Cost of revenues	$645	25%	$382	25%	69%
Gross profit	$1,909	75%	$1,152	75%	66%
Operating expenses	$8,155	319%	$6,836	446%	19%
Loss from operations	$(6,246)	(245)%	$(5,684)	(371)%	10%
Net loss	$(7,451)	(292)%	$(6,579)	(429)%	13%
Net loss attributable to stockholders of Inpixon	$(7,467)	(292)%	$(6,584)	(429)%	13%

*	Amounts used to calculate dollar and percentage changes are based on numbers in the thousands. Accordingly, calculations in this item, which may be rounded to the nearest hundred thousand, may not produce the same results.

Revenues

Revenues for the three months ended September 30, 2020 were $2,554,000 compared to $1,534,000 for the comparable period in the prior year for an increase of $1,020,000, or approximately 66%. Revenues increased in the third quarter of 2020 over the prior period in 2019 primarily attributable to an increase in sales in our Aware and Mapping product lines and the addition of sales from the new Systat licensing product line.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2020 were $645,000 compared to $382,000 for the comparable period in the prior year. This increase of $263,000, or approximately 69%, was primarily attributable the increased sales during the quarter.

Gross Profit

The gross profit margin for the three months ended September 30, 2020 and 2019 was 75%.

Operating Expenses

Operating expenses for the three months ended September 30, 2020 were $8.2 million and $6.8 million for the comparable period in the prior year. This increase of approximately $1.4 million is primarily attributable to the increased operating expenses of the Systat licensing product line, increased professional fees and marketing expenses offset by a decrease in travel expenses, stock based compensation and amortization of intangibles.

Loss From Operations

Loss from operations for the three months ended September 30, 2020 was $6.2 million as compared to $5.7 million for the comparable period in the prior year. This increase in loss of approximately $0.5 million was primarily attributable to higher operating expenses offset by the increase in revenue for the quarter ended September 30, 2020.

Other Income/Expense

Other income/expense for the three months ended September 30, 2020 was a loss of $1,205,000 compared to a loss of $928,000 for the comparable period in the prior year. This increase in loss of $277,000 is primarily attributable to a $648,000 valuation allowance adjustment on held for sale loan offset by a reduction in interest expense due to the pay down of notes payable.

Provision for Income Taxes

There was no provision for corporate income taxes for the three months ended September 30, 2020 and 2019 as the Company was in a net taxable loss position. Deferred tax assets resulting from such losses are fully reserved as of September 30, 2020 and 2019 since, at present, the Company has no history of taxable income and it is more likely than not that such assets will not be realized.

Net Income Attributable to Non-Controlling Interest

Net income attributable to non-controlling interest for the three months ended September 30, 2020 was $16,000 compared to net income of $5,000 for the comparable period in the prior year. This increase in income of $11,000 was attributable to the gain from Inpixon India and is immaterial.

Net Loss Attributable To Stockholders of Inpixon

Net loss attributable to stockholders of Inpixon for the three months ended September 30, 2020 was $7.5 million compared to $6.6 million for the comparable period in the prior year. The higher loss of approximately $0.9 million was primarily attributable the higher operating expenses offset by the increased revenue during the three months ended September 30, 2020.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019

	For the Nine Months Ended
	September 30, 2020		September 30, 2019
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	% Change*

Revenues	$5,434	100%	$4,387	100%	24%
Cost of revenues	$1,459	27%	$1,109	25%	32%
Gross profit	$3,975	73%	$3,278	75%	21%
Operating expenses	$20,913	385%	$18,550	423%	13%
Loss from operations	$(16,938)	(312)%	$(15,272)	(348)%	11%
Net loss	$(20,919)	(385)%	$(16,960)	(387)%	23%
Net loss attributable to stockholders of Inpixon	$(20,944)	(385)%	$(16,969)	(387)%	23%

*	Amounts used to calculate dollar and percentage changes are based on numbers in the thousands. Accordingly, calculations in this item, which may be rounded to the nearest hundred thousand, may not produce the same results.

Revenues

Revenues for the nine months ended September 30, 2020 were $5,434,000 compared to $4,387,000 for the comparable period in the prior year for an increase of $1,047,000, or approximately 24%, which was primarily attributable to additional mapping revenues due to a full nine months of sales during 2020, the addition of sales from the new Systat licensing product line offset by a decline in Aware product line sales (in the second quarter) during the 2020 period.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2020 were $1,459,000 compared to $1,109,000 for the comparable period in the prior year. This increase of $350,000, or approximately 32%, was primarily attributable to the increased sales during the quarter.

Gross Profit

The gross profit margin for the nine months ended September 30, 2020 was 73% compared to 75% for the nine months ended September 30, 2019. This decrease in margin is primarily due to the addition of the Systat licensing product line sales at a lower margin.

Operating Expenses

Operating expenses for the nine months ended September 30, 2020 were $20.9 million and $18.6 million for the comparable period ended September 30, 2019. This increase of approximately $2.3 million is primarily attributable to increased operating expenses of the Systat licensing product line, increased operating expenses of the Jibestream division as it was included for a full nine months during 2020, increased professional fees and marketing expenses offset by a decrease in travel expenses, stock based compensation and amortization of intangibles.

Loss From Operations

Loss from operations for the nine months ended September 30, 2020 was $16.9 million as compared to $15.3 million for the comparable period in the prior year. This increase in loss of approximately $1.6 million was primarily attributable to higher operating expenses offset by the increase in revenue for the nine months ended September 30, 2020.

Other Income/Expense

Other income/expense for the nine months ended September 30, 2020 was a loss of $4,068,000 compared to a loss of $1,723,000 for the comparable period in the prior year. This increase in loss of approximately $2,345,000 is primarily attributable to the additional expense of the $1,514,000 valuation allowance adjustment due to the uncertainty of being repaid in connection with note receivable from Sysorex and a $648,000 valuation allowance for related party receivable from a settlement agreement in the nine months ended September 30, 2020.

Provision for Income Taxes

There was no provision for corporate income taxes for the nine months ended September 30, 2020 and 2019 as the Company was in a net taxable loss position. Deferred tax assets resulting from such losses are fully reserved as of September 30, 2020 and 2019 since, at present, the Company has no history of taxable income and it is more likely than not that such assets will not be realized. The Company recorded an income tax benefit of approximately $87,000 during the nine months ended September 30, 2020 for the reduction of the deferred tax liability related to the amortization of the Locality and Jibestream intangibles.

Net Income Attributable To Non-Controlling Interest

Net income attributable to non-controlling interest for the nine months ended September 30, 2020 was $25,000 compared to net income of $9,000 for the comparable period in the prior year. This increase in income of $16,000 was attributable to the gain from Inpixon India and is immaterial.

Net Loss Attributable To Stockholders of Inpixon

Net loss attributable to stockholders of Inpixon for the nine months ended September 30, 2020 was $20.9 million compared to $17.0 million for the comparable period in the prior year. The higher loss of approximately $3.9 million was primarily attributable to the higher operating expenses to include the expenses of the new Systat division and a full nine months of the Jibestream division, the $1,514,000 valuation allowance adjustment on held for sale loan and the $648,000 valuation allowance on related party receivable offset by the increased revenue during the nine ended September 30, 2020.

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

Adjusted EBITDA for the three months ended September 30, 2020 was a loss of $4.6 million compared to a loss of $2.4 million for the prior period in 2019. Adjusted EBITDA for the nine months ended September 30, 2020 was a loss of $12.4 million compared to a loss of $7.0 million for the prior period in 2019.

The following table presents a reconciliation of net income/loss attributable to stockholders of Inpixon, which is our GAAP operating performance measure, to Adjusted EBITDA for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss attributable to common stockholders	$(7,467)	$(6,584)	$(20,944)	$(18,219)
Adjustments:
Non-recurring one-time charges:
Loss on exchange of debt for equity	--	27	132	188
Provision for valuation allowance for held for sale loan	679	--	1,514	--
Provision for the valuation allowance for related party receivable	--	--	648	--
Settlement of litigation	--	--	--	6
Acquisition transaction/financing costs	344	573	540	1,220
Costs associated with public offering	--	--	--	50
Severance	--	26	--	126
Bad debts expense/provision	444	253	444	358
Deemed dividend for triggering of warrant down round feature	--	--	--	1,250
Stock-based compensation - compensation and related benefits	256	871	941	2,618
Interest expense, net	537	1,190	1,934	2,054
Depreciation and amortization	589	1,268	2,497	3,428
Income tax benefit	--	(33)	(87)	(35)
Adjusted EBITDA	$(4,618)	$(2,409)	$(12,381)	$(6,956)

We rely on Adjusted EBITDA, which is a non-GAAP financial measure for the following:

●	to review and assess the operating performance of our Company as permitted by Accounting Standards Codification Topic 280, Segment Reporting;

●	to compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	as a basis for allocating resources to various projects;

●	as a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	to evaluate internally the performance of our personnel.

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

Proforma Non-GAAP Net Loss per Share

Basic and diluted net loss per share for the three months ended September 30, 2020 was ($0.18) compared to ($12.68) for the prior period in 2019. Basic and diluted net loss per share for the nine months ended September 30, 2020 was ($0.90) compared to ($65.89) for the prior period in 2019.

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

Proforma non-GAAP net loss per basic and diluted common share for the three months ended September 30, 2020 was ($0.13) compared to a loss of ($7.44) per share for the prior period in 2019. Proforma non-GAAP net loss per basic and diluted common share for the nine months ended September 30, 2020 was ($0.64) compared to a loss of ($35.45) per share for the prior period in 2019.

The following table presents a reconciliation of net loss per basic and diluted share, which is our GAAP operating performance measure, to proforma non-GAAP net loss per share for the periods reflected (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss attributable to common stockholders	$(7,467)	$(6,584)	$(20,944)	$(18,219)
Adjustments:
Non-recurring one-time charges:
Loss on exchange of debt for equity	--	27	132	188
Provision for valuation allowance for held for sale loan	679	--	1,514	--
Provision for the valuation allowance for related party receivable	--	--	648	--
Settlement of litigation	--	--	--	6
Acquisition transaction/financing costs	344	573	540	1,220
Costs associated with public offering	--	--	--	50
Severance	--	26	--	126
Bad debts expense/provision	444	253	444	358
Deemed dividend for triggering of warrant down round feature	--	--	--	1,250
Stock-based compensation - compensation and related benefits	256	871	941	2,618
Amortization of Intangibles	288	969	1,811	2,602
Proforma non-GAAP net loss	$(5,456)	$(3,865)	$(14,914)	$(9,801)
Proforma non-GAAP net loss per basic and diluted common share	$(0.13)	$(7.44)	$(0.64)	$(35.45)
Weighted average basic and diluted common shares outstanding	41,544,961	519,257	23,203,004	276,499

We rely on proforma non-GAAP net loss per share, which is a non-GAAP financial measure:

●	to review and assess the operating performance of our Company as permitted by Accounting Standards Codification Topic 280, Segment Reporting;

●	to compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	as a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	to evaluate internally the performance of our personnel.

We have presented proforma non-GAAP net loss per share above because we believe it conveys useful information to investors regarding our operating results. We believe it provides an additional way for investors to view our operations, when considered with both our GAAP results and the reconciliation to net income (loss), and that by including this information we can provide investors with a more complete understanding of our business. Specifically, we present proforma non-GAAP net loss per share as supplemental disclosure because:

●	we believe proforma non-GAAP net loss per share is a useful tool for investors to assess the operating performance of our business without the effect of non-cash items including stock based compensation, amortization of intangibles and one time charges including gain on the settlement of obligations, severance costs, provision for doubtful accounts, change in the fair value of shares to be issued, acquisition costs and the costs associated with public offerings;

●	we believe that it is useful to provide to investors a standard operating metric used by management to evaluate our operating performance; and

●	we believe that the use of proforma non-GAAP net loss per share is helpful to compare our results to other companies.

Liquidity and Capital Resources as of September 30, 2020

Our current capital resources and operating results as of and through September 30, 2020, consist of:

1)	an overall working capital of $23.2 million;

2)	cash of approximately $31.4 million;

3)	ATM equity facility in an aggregate offering amount of up to $150 million of which we have raised approximately $44.0 million of net proceeds after subtracting sales commissions and other offering costs as of September 30, 2020; and

4)	net cash used by operating activities for the period of $15.6 million.

The breakdown of our overall working capital deficit is as follows (in thousands):

Working Capital	Assets	Liabilities	Net
Cash and cash equivalents	$31,376	$--	$31,376
Accounts receivable, net / accounts payable	1,948	813	1,135
Operating lease obligation	--	572	(572)
Prepaid licenses and maintenance contracts / deferred revenue	--	1,842	(1,842)
Notes and other receivables / Short-term debt	378	6,150	(5,772)
Acquisition liability	--	750	(750)
Other	1,558	1,914	(356)
Total	$35,260	$12,041	$23,219

Net cash used in operating activities during the nine months ended September 30, 2020 of $15.6 million consists of net loss of $20.9 million offset by non-cash adjustments of $8.3 million less net cash changes in operating assets and liabilities of approximately $2.9 million.

During the first quarter of 2020, we raised $5 million in gross proceeds in connection with a debt financing and during the nine months ended September 30, 2020 we raised net proceeds of approximately $44 million in connection with sales under the ATM. Given our current cash balances and budgeted cash flow requirements, the Company believes such funds are sufficient to support ongoing operations for the next 12 months from the issuance date of the financial statements. In addition, we may continue to raise up to an aggregate of $150 million in gross proceeds under the ATM, however, general economic or other conditions resulting from COVID 19 or other events materially may impact the liquidity of our common stock or our ability to continue to access capital from the ATM to support our growth plans. In addition, the impact of the COVID-19 pandemic on our business and results of operations continues to remain uncertain at this time. While we have been able to continue operations remotely we have experienced supply chain constraints and delays in the receipt of certain components of our products impacting delivery times for our products, we have also seen some impact in the demand of certain products including our SaaS or subscription based services and products, delays in certain projects and customer requests either because they require onsite services which could not be performed while shelter in place orders have been in effect or because of the uncertainty of the customer’s financial position and ability to invest in our technology.  If we are successful in growing our revenues as we did in the first and third quarters of 2020 we may be able to offset any revenue loss that may be experienced due to any constraints that may result from the pandemic or other general economic conditions, however, there are no assurances that we will be successful or that we will be able to offset any losses, if realized. The Company is also pursuing possible strategic transactions and may raise such additional capital as needed, using our equity securities, an assignment of the remaining note receivable from Sysorex and/or cash and debt financings in combinations appropriate for each acquisition.

Liquidity and Capital Resources as of September 30, 2020 Compared to September 30, 2019

The Company’s net cash flows used in operating, investing and financing activities for the nine months ended September 30, 2020 and 2019 and certain balances as of the end of those periods are as follows (in thousands):

	For the Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(15,550)	$(9,057)
Net cash used in investing activities	(4,934)	(4,884)
Net cash provided by financing activities	47,053	13,318
Effect of foreign exchange rate changes on cash	(42)	(36)
Net increase in cash	$26,527	$(659)

	As of September 30, 2020	As of December 31, 2019
Cash and cash equivalents	$31,376	$4,777
Working capital surplus (deficit)	$23,219	$(6,975)

Operating Activities for the nine months ended September 30, 2020

Net cash used in operating activities during the nine months ended September 30, 2020 was $15.6 million. The cash flows related to the nine months ended September 30, 2020 consisted of the following (in thousands):

Net loss	$(20,919)
Non-cash income and expenses	8,281
Net change in operating assets and liabilities	(2,912)
Net cash used in operating activities	$(15,550)

The non-cash income and expense of $8.3 million consisted primarily of the following (in thousands):

$2,497	Depreciation and amortization expenses (including amortization of intangibles) primarily attributable to the Shoom, AirPatrol, LightMiner, Locality, GTX, Jibestream, Systat and Ten Degrees, which were acquired effective August 31, 2013, April 16, 2014, November 21, 2016, May 21, 2019, June 27, 2019, August 15, 2019, June 30, 2020 and August 19, 2020, respectively.
322	Amortization of right of use asset
941	Stock-based compensation expense attributable to warrants and options issued as part of Company operations
132	Loss on exchange of debt for equity
2,272	Amortization of debt discount
1,514	Provision for the valuation allowance for held for sale loan
648	Provision for the valuation allowance for related party receivable
(32)	Accrued interest income, related party
(87)	Income tax benefit
74	Other
$8,281	Total non-cash income

The net use of cash in the change in operating assets and liabilities aggregated a decrease of approximately $2.9 million and consisted primarily of the following (in thousands):

$(1,111)	Increase in accounts receivable and other receivables
(848)	Increase in inventory, other current assets and other assets
(1,359)	Decrease in accounts payable
507	Increase in accrued liabilities and other liabilities
(325)	Decrease in operating lease liabilities
224	Increase in deferred revenue
$(2,912)	Net cash used in the changes in operating assets and liabilities

Operating Activities for the nine months ended September 30, 2019

Net cash used in operating activities during the nine months ended September 30, 2019 was $9.1 million. The cash flows related to the nine months ended September 30, 2019 consisted of the following (in thousands):

Net loss	$(16,960)
Non-cash income and expenses	8,440
Net change in operating assets and liabilities	(537)
Net cash used in operating activities	$(9,057)

The non-cash income and expense of $8.4 million consisted primarily of the following (in thousands):

$3,428	Depreciation and amortization expenses (including amortization of intangibles) primarily attributable to the Shoom, AirPatrol, LightMiner, Locality, GTX, and Jibestream, which were acquired effective August 31, 2013, April 16, 2014, November 21, 2016, May 21, 2019, June 27, 2019, and August 15, 2019, respectively.
267	Amortization of right of use asset
2,618	Stock-based compensation expense attributable to warrants and options issued as part of Company operations
188	Loss on exchange of debt for equity
50	Amortization of technology
1,543	Amortization of debt discount
358	Provision for doubtful accounts
(35)	Income tax benefit
23	Other
$8,440	Total non-cash income

The net use of cash in the change in operating assets and liabilities aggregated a decrease of approximately $537,000 and consisted primarily of the following (in thousands):

$(1,241)	Increase in accounts receivable and other receivables
(523)	Increase in inventory, other current assets and other assets
1,140	Increase in accounts payable
456	Increase in accrued liabilities and other liabilities
(369)	Decrease in deferred revenue
$(537)	Net cash used in the changes in operating assets and liabilities

Cash Flows from Investing Activities as of September 30, 2020 and 2019

Net cash flows used in investing activities during the nine months ended September 30, 2020 was approximately $4.9 million compared to net cash flows used in investing activities during the nine months ended September 30, 2019 of approximately $4.9 million. Cash flows related to investing activities during the nine months ended September 30, 2020 include $2.2 million payment for the Systat Licensing Agreement, $1.5 million payment for the Ten Degrees acquisition, $688,000 investment in capitalized software and $546,000 for the purchase of property and equipment. Cash flows related to investing activities during the nine months ended September 30, 2019 include $3.7 million payment for the Jibestream acquisition, $658,000 investment in capitalized software, $250,000 investment in GTX, $204,000 investment in Locality, and $58,000 for the purchase of property and equipment.

Cash Flows from Financing Activities as of September 30, 2020 and 2019

Net cash flows provided by financing activities during the nine months ended September 30, 2020 was approximately $47.1 million. During the nine months ended September 30, 2020, the Company received incoming cash flows of $44 million from the issuance of common stock, $5.0 million of proceeds from promissory notes, and $292,000 of repayments from related parties, offset by $1.8 million of loans to related party, $250,000 of acquisition liability repayments, $150,000 of net repayments to bank facility and $74,000 of notes payable repayments. Net cash flows provided by financing activities during the nine months ended September 30, 2019 was $13.3 million. During the nine months ended September 30, 2019, the Company received incoming cash flows of $14.8 million from the issuance of common stock, preferred stock and warrants, $6.8 million of net proceeds from promissory notes, $1.7 million of repayments from a related party, and $237,000 net proceeds from bank facility offset by $9.9 million of loans to related parties, $141,000 loan to Jibestream, $71,000 notes payable repayment, $50,000 loan to GTX, and $15,000 advances to related party.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company’s management determined that there were no material changes needed to internal controls as a result of the COVID-19 pandemic.

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

We face a number of significant risks and uncertainties in connection with our operations. Our business, results of operations and financial condition could be materially adversely affected by these risks. In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors disclosed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2019 and in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, filed with the SEC on August 14, 2020, and the Current Report on Form 8-K, filed with the SEC on October 5, 2020, which reports are incorporated by reference herein, all of which could materially affect our business, financial condition and future results. For example, these risks now include risks related to recent transactions, the COVID-19 pandemic and related economic developments.

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

We issued and sold 31,574,358 shares of common stock during the nine months ended September 30, 2020, in connection with the ATM at per share prices between $1.13 and $2.11, resulting in net proceeds to the Company of approximately $44 million, after subtracting sales commissions and other offering expenses.

Subsequent to the quarter ended September 30, 2020, the Company issued 213,474 shares of common stock in connection with the ATM, at per share prices between $1.1206 and $1.1209, resulting in net proceeds to the Company of approximately $230,000 after subtracting sales commissions and other offering expenses.

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

Date: November 12, 2020	INPIXON

	By:	/s/ Nadir Ali
Nadir Ali
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Wendy Loundermon
Wendy Loundermon
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1*	Share Purchase Agreement, dated May 21, 2019, by and among Inpixon, Inpixon Canada, Inc., Locality Systems Inc., Kirk Moir, in his capacity as the Sellers’ Representative, the Sellers and Garibaldi Capital Advisors Ltd.	8-K	001-36404	2.1	May 22, 2019

2.2*#	Asset Purchase Agreement, dated June 27, 2019, by and between Inpixon and GTX Corp.	8-K	001-36404	2.1	July 1, 2019

2.3*	Share Purchase Agreement, dated July 9, 2019, by and among Inpixon, Inpixon Canada, Inc., Jibestream Inc., the Vendors, and Chris Wiegand, in his capacity as the Vendors’ Representative.	8-K	001-36404	2.1	July 11, 2019

2.4*	Amendment to Share Purchase Agreement, dated as of August 8, 2019, by and among Inpixon, Inpixon Canada, Inc., Chris Wiegand, in his capacity as the Vendors’ Representative, any other shareholder who subsequently signs an adoption agreement, and Jibestream Inc.	8-K	001-36404	2.1	August 9, 2019

2.5*	The Second Amendment to the Share Purchase Agreement, dated August 15, 2019, by and among Inpixon, Inpixon Canada, Inc., Jibestream Inc, and Chris Wiegand, in his capacity as the Vendors’ representative.	8-K	001-36404	2.1	August 19, 2019

2.6*	Asset Purchase Agreement, dated as of August 19, 2020, by and among Inpixon, Ten Degrees Inc., Ten Degrees International Limited, mCube International Limited and mCube, Inc.	8-K	001-36404	2.1	August 20, 2020

2.7*	Share Sale and Purchase Agreement, dated as of October 5, 2020, among Inpixon GmbH, Sensera Limited and Nanotron Technologies GmbH.	8-K	001-36404	2.1	October 5, 2020

3.1	Restated Articles of Incorporation.	S-1	333-190574	3.1	August 12, 2013

3.2	Certificate of Amendment to Articles of Incorporation (Increase Authorized Shares).	S-1	333-218173	3.2	May 22, 2017

3.3	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	April 10, 2014

3.4	Articles of Merger (renamed Sysorex Global).	8-K	001-36404	3.1	December 18, 2015

3.5	Articles of Merger (renamed Inpixon).	8-K	001-36404	3.1	March 1, 2017

3.6	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.2	March 1, 2017

3.7	Certificate of Amendment to Articles of Incorporation (Authorized Share Increase).	8-K	001-36404	3.1	February 5, 2018

3.8	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	February 6, 2018

3.9	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	November 1, 2018

3.10	Certificate of Amendment to Articles of Incorporation, effective as of January 7, 2020 (Reverse Split).	8-K	001-36404	3.1	January 7, 2020

3.11	Bylaws, as amended.	S-1	333-190574	3.2	August 12, 2013

4.1	Specimen Stock Certificate of the Company.	S-1	333-190574	4.1	August 12, 2013

4.2	Form of Certificate of Designation of Preferences, Rights and Limitations of Series 4 Convertible Preferred Stock.	8-K	001-190574	3.1	April 24, 2018

4.3	Certificate of Designation of Series 5 Convertible Preferred Stock, dated as of January 14, 2019.	8-K	001-36404	3.1	January 15, 2019

4.4	Promissory Note, dated as of March 18, 2020.	8-K	001-36404	4.1	March 20, 2020

10.1+	Amendment No. 4 to Inpixon 2018 Employee Stock Incentive Plan.	10-Q	001-36404	10.7	August 14, 2020

10.2*	Consulting Agreement, dated as of August 19, 2020, by and between Inpixon and mCube, Inc..	8-K	001-36404	10.1	August 20, 2020

10.3#	Reseller and Development License Agreement, dated as of August 19, 2020, by and between Inpixon and mCube, Inc.	8-K	001-36404	10.2	August 20, 2020

10.4	Subscription Agreement, dated as of September 30, 2020, by and between Cardinal Venture Holdings LLC and Inpixon.	8-K	001-36404	10.1	October 5, 2020

10.5	Form of Amended and Restated Limited Liability Company Agreement of Cardinal Venture Holdings LLC.	8-K	001-36404	10.2	October 5, 2020

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.					X

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.					X

32.1##	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instant Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Certain schedules, exhibits and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Inpixon hereby undertakes to furnish copies of such omitted materials supplementally upon request by the SEC.

#	Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[****]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

+	Indicates a management contract or compensatory plan.

##	This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.