Form 10-K
period 2020-12-31
INPIXON
filed 2021-03-31
CIK 1529113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR
☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ¨ No x

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $55,039,732 based upon the closing price reported for such date on the Nasdaq Capital Market. As of March 23, 2021, there were 101,382,447 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

INPIXON

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION
CONTAINED IN THIS REPORT
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may,” or other similar expressions in this report. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of anticipated products; and projected expenses and financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:
•our limited cash and our history of losses;
•our ability to achieve profitability;
•our limited operating history with recent acquisitions;
•risks related to our recent acquisitions;
•our ability to successfully integrate companies or technologies we acquire;
•emerging competition and rapidly advancing technology in our industry that may outpace our technology;
•customer demand for the products and services we develop;
•the impact of competitive or alternative products, technologies and pricing;
•our ability to manufacture any products we develop;
•general economic conditions and events and the impact they may have on us and our potential customers, including, but not limited to supply chain challenges and other impacts resulting from COVID-19;
•our ability to obtain adequate financing in the future;
•our ability to consummate strategic transactions which may include acquisitions, mergers, dispositions or investments; and
•our ability to maintain compliance with other continued listing requirements;
•lawsuits and other claims by third parties or investigations by various regulatory agencies that we are and may be become subject to and are required to report, including but not limited to, the U.S. Securities and Exchange Commission;
•our success at managing the risks involved in the foregoing items; and
•other factors discussed in this report.
The forward-looking statements are based upon management’s beliefs and assumptions and are made as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements included in this report. You should not place undue reliance on these forward-looking statements.
This report also contains or may contain estimates, projections and other information concerning our industry and our business, including data regarding the estimated size of our markets and their projected growth rates. Information that is based on estimates, forecasts, projections or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly
ii

stated, we obtained these industry, business, market and other data from reports, studies and similar data prepared by third parties, industry and general publications, government data and similar sources. In some cases, we do not expressly refer to the sources from which these data are derived.
Unless otherwise stated or the context otherwise requires, the terms “Inpixon” “we,” “us,” “our” and the “Company” refer collectively to Inpixon and, where appropriate, its subsidiaries.
Note Regarding Reverse Stock Split
The Company effected a reverse split of its outstanding common stock, par value $0.001, at a ratio of 1-for-45, effective as of January 7, 2020 (the “Reverse Split”), for the purpose of complying with Nasdaq Listing Rule 5550(a)(2). We have reflected the Reverse Split herein, unless otherwise indicated.
iii

PART I
ITEM 1: BUSINESS
Introduction
Inpixon is the Indoor Intelligence™ company. Our business and government customers use our solutions to secure, digitize and optimize their indoor spaces with our positioning, mapping, and analytics products. Inpixon’s Indoor Intelligence platform uses sensor technology to detect active cellular, Wi-Fi, Bluetooth, ultra-wide band (“UWB”) and Chirp Spread Spectrum (“chirp”) signals emitted from devices within a venue providing positional information similar to what global positioning system (“GPS”) satellite systems provide for the outdoors. Combining this positional data with our dynamic and interactive mapping solution and a high-performance analytics engine, we are able to offer our customers near real-time insights for increased visibility, security and business intelligence throughout their indoor spaces. Our highly configurable platform can also ingest data from our customers’ and other third-party sensors, Wi-Fi access points, Bluetooth beacons, video cameras, and big data sources, among others, to maximize indoor intelligence.

Our Indoor Intelligence offerings consist of a variety of software and hardware products for positioning, mapping, and analytics offerings.

Positioning

•Our solutions provide positioning and wireless device detection that cultivates situational awareness by leveraging sensors with proprietary technology that can detect and position active cellular, Wi-Fi, Bluetooth, UWB and chirp signals throughout a venue, as well as GPS technologies. These products allows for the positioning of people and assets homogeneously as they travel between the indoor and outdoor. Utilizing various radio signal technologies permits device positioning with accuracy ranging from several meters down to approximately thirty centimeters, depending on the product deployed and conditions in the indoor space. The technology allows for detailed understanding of space and resource utilization, and in security applications, detection and identification of authorized and unauthorized devices, prevention of rogue devices through alert notification based on rules when unknown devices are detected in restricted areas and asset tracking with centimeter level precision.

•We also provide on-device positioning using internal sensors in smart phones and other IoT wearable devices. The location data is ingested by the positioning system generating accurate coordinates which are displayed on an indoor map. Our on-device indoor positioning solution enables a smartphone’s precise location to be displayed to a user in a mobile app. Data is combined from various sensors, including accelerometers, gyroscopes, compass, GPS and BLE radio scanning, to position the blue dot and to correct for drift. Enabling powerful location-based use cases, our patented on-device technology runs on a smartphone, smartwatch or other IoT wearable device and can operate without the internet.

•Our RTLS (real time location systems) or asset tracking is based on our UWB or chirp anchors and tags. Chirp technology is effective for longer range communication while UWB is an important RF standard for pinpoint asset tracking. Organizations across many different industries can leverage the accuracy, quickness, and reliability of UWB technology to track the real-time location and status of key assets and equipment, with greater precision. Users can display and track the location and movement of static and moving assets and asset attribute information within a space on high-fidelity, layer-based indoor maps and navigate to assets that are both fixed and in motion.

Mapping

•Our indoor mapping platform provides enterprise organizations with the tools to add intelligence to complex indoor spaces by integrating business data with indoor maps. Our mapping platform gives developers the flexibility and control to create tailored map-enabled solutions that address multiple use cases with a single platform. Comprised of software development tools and a web-based content management system (CMS), our mapping platform is highly configurable and able to address the varying security, extensibility and versatility needs of our customers.

Analytics

•Data science analytics, on-premises or in the cloud, along with specially optimized algorithms that are intended to increase the accuracy of location data and maximize system performance. This enables the system to deliver data reporting and visualizations to the user based on our mapping platform. We also provide data output that can be integrated with common third-party visualization, charting, graphing and dashboard systems. Our analytics capabilities allow for the integration of a customer’s existing video surveillance feed with location data collected via radio frequency, enabling customers to ascertain radio frequency coverage and access evidentiary information that can be used for security and customer relations programs.

We can assist a variety of private and public organizations, including corporate enterprises, government agencies, hotels and resorts, gaming operators, airports, healthcare facilities, manufacturing, construction, mining, agriculture and livestock companies, to create smarter, safer and more secure environments.
Corporate Strategy
Management continues to pursue a corporate strategy that is focused on building and developing our business as a provider of end-to-end solutions ranging from the collection of data to delivering insights from that data to our customers with a focus on securing, digitizing and optimizing premises with our indoor positioning, mapping and analytics solutions for businesses and governments. In connection with such strategy and to facilitate our long-term growth, we continue to evaluate various strategic transactions, including acquisitions of companies with technologies and intellectual property (“IP”) that complement those goals by adding technology, differentiation, customers and/or revenue. We are primarily looking for accretive acquisitions that have business value and operational synergies, but will be opportunistic for other strategic and/or attractive transactions. We believe these complementary technologies will add value to the Company and allow us to provide a comprehensive indoor intelligence platform, offering a one-stop shop to our customers. In addition, we may seek to expand our capabilities around security, artificial intelligence, augmented reality and virtual reality or other high growth sectors.  Candidates with proven technologies that complement our overall strategy may come from anywhere in the world, as long as there are strategic and financial reasons to make the acquisition. We are also exploring opportunities that will supplement our revenue growth. We are primarily looking for accretive acquisitions that have business value and operational synergies, yet also opportunistic for other strategic and/or attractive transactions that we believe may increase overall shareholder value, which may include, but not be limited to, other alternative investment opportunities, such as minority investments, joint ventures or special purpose acquisition companies. If we make any acquisitions in the future, we expect that we may pay for such acquisitions using our equity securities and/or cash and debt financings in combinations appropriate for each acquisition.
In furtherance of this strategy, on May 21, 2019, we acquired Locality Systems, Inc. (“Locality”), a technology company based near Vancouver, Canada, specializing in wireless device positioning and radio frequency (“RF”) augmentation of video surveillance systems. In addition, on June 27, 2019, we acquired certain GPS products, software, technologies, and intellectual property from GTX Corp (“GTX”), a U.S. based company specializing in GPS technologies. These transactions expand our patent portfolio and include certain granted or licensed patents and GPS and RF technologies. Furthermore, on August 15, 2019, we acquired Jibestream Inc. (“Jibestream”), a provider of a highly configurable intelligent indoor mapping platform to expand our suite of products. During the year ended December 31, 2020, the Company entered into several other additional transactions. On June 19, 2020, we entered into an exclusive license with Cranes Software International Ltd. and Systat Software, Inc. (together the “Systat Parties”) to use, market, distribute, and develop the SYSTAT and SigmaPlot software suite of products. On August 19, 2020, we acquired a suite of on-device “blue dot” indoor location and motion technologies, including patents, trademarks, software and related intellectual property (IP), from Ten Degrees, Inc., Ten Degrees International and certain other affiliated parties. On October 6, 2020 we acquired Nanotron Technologies GmbH, a leading provider of wireless electronic location awareness solutions. In addition, on March 25, 2021, we also entered into an agreement to acquire a controlling interest in Game Your Game, Inc., an app-based sports performance analytics firm using IoT sensors, maps and location technologies.
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

•The global market for Indoor Positioning and Indoor Navigation (IPIN) estimated at US$2.8 Billion in the year 2020, is projected to reach a revised size of US$56.6 Billion by 2027, growing at a CAGR of 53.3% over the analysis period 2020-2027. (Source: ResearchandMarkets; “Indoor Positioning and Indoor Navigation (IPIN) - Global Market Trajectory & Analytics;” report ID: 5030011, July 2020, https://www.researchandmarkets.com/reports/5030011/indoor-positioning-and-indoor-navigation-ipin).

•The global indoor location market size to grow from USD 6.1 billion in 2020 to USD 17.0 billion by 2025, at a Compound Annual Growth Rate (CAGR) of 22.5% during the forecast period. (Source: MarketsandMarkets, “Indoor Location Market by Component (Hardware, Solutions, and Services), Deployment Mode, Organization Size, Technology, Application, Vertical (Retail, Transportation and Logistics, Entertainment), and Region - Global Forecast to 2025;” report code: TC 2878, published 5/6/2020, http://www.marketsandmarkets.com/PressReleases/indoor-location.asp).

•The global location based services (LBS) and real-time location systems (RTLS) market will grow from USD $17.8 billion in 2020 to USD $39.2 billion by 2025, at a CAGR of 17.1%. (Source: MarketsandMarkets, “Location-Based Services (LBS) and Real-Time Location Systems (RTLS) Market by Component (Platform, Services and Hardware), Location Type (Indoor and Outdoor), Application, Vertical, Region - Global Forecast to 2025;” report code: TC 2371, published: June 2020, https://www.marketsandmarkets.com/Market-Reports/location-based-service-market-%2096994431.html).

•The real-time location system market (RTLS) market is expected to grow from USD 3.4 billion in 2020 to USD 10.3 billion by 2025; it is expected to grow at a CAGR of 24.8% during the forecast period. (Source: MarketsandMarkets, “Real-Time Location Systems Market (RTLS) with COVID-19 Impact Analysis by Offering (Hardware, Software, Services), Technology, Vertical (Healthcare, Manufacturing, Retail, Education, Govt., Sports), Application/Use case, Geography- Global Forecast to 2025;” report code: SE 3323, published Sept. 2020, https://www.marketsandmarkets.com/Market-Reports/real-time-location-systems-market-1322.html).

•The Wi-Fi analytics market size is expected to grow from $5.3 billion in 2019 to $16.8 billion by 2024, at a CAGR of 26.0% during the forecast period. (Source: MarketsandMarkets, “Wi-Fi Analytics Market by Component, Application (Wi-Fi Presence Analytics and Wi-Fi Marketing Analytics), End Use (Smart Infrastructure, Retail, Sports and Entertainment, and Hospitality), Deployment Model, and Region - Global Forecast to 2024;” report code: TC 5788, published: June 2019, https://www.marketsandmarkets.com/PressReleases/wi-fi-analytics.asp).

•In 2021, the smart buildings software market will be worth $6.4 billion. The software market encompasses property management, IWMS, CAFM, CMMS as well as energy management, real estate investment and space utilization solutions. The overall smart buildings market has a growth trajectory of 7% CAGR to reach $8.5 billion in 2025. (Source: Verdantix, "Smart Buildings Software: Market Size And Forecast 2020-2025 (Global);" published Jan. 2021, https://research.verdantix.com/report/smart-buildings-software-market-size-and-forecast-2020-2025-global).

We believe the desire for indoor intelligence and the adoption of indoor positioning technologies will continue to evolve and increase across a multitude of use cases. Indoor intelligence solutions can already be utilized in a wide variety of use cases, including:

•Wayfinding/navigation
•RTLS/Asset tracking
•Workforce productivity
•Visitor analytics
•Manufacturing optimization
•Security (find rogue devices, enforce no-phone zones, match with video management systems)
•Customer experience enhancement
•Space utilization
•Facility management and maintenance
•Building energy efficiency
•Collision avoidance
•Worker safety
•Student safety (track students w/ two-way messaging using Bluetooth wristbands)
•First responder (to understand the situation and locate those needing help)
•Retail loss prevention
•Evacuation and muster
•Marketing ROI measurement
•Proximity messaging
•Location sharing
•Intelligent parking
•Indoor-outdoor transition

Based on our experience with customers and others that have expressed an interest in our technology and the businesses of our primary competitors, we believe the industries with the highest adoption rates thus far include the federal government, commercial real estate, corporate enterprises, mining, livestock, hospitality, healthcare, transportation, financial institutions and manufacturing, and that eventually there will be opportunities for nearly every industry segment to benefit from indoor intelligence solutions.

Corporate Structure
We have four operating subsidiaries: (i) Inpixon Canada, Inc. (100% ownership) based in Coquitlam, British Columbia (“Inpixon Canada”); (ii) Inpixon Limited (100% ownership) based in Slough, United Kingdom; (iii) Inpixon GmbH (100% ownership) based in Ratingen, Germany; and (iv) Inpixon India Limited (82.5% ownership) based in Hyderabad, India. In addition, Nanotron Technologies GmbH, based in Berlin, Germany is an indirect subsidiary of the Company and the wholly owned subsidiary of Inpixon GmbH.
Our Products and Services

We provide the following products and services to deliver actionable insights for people places and things.

Positioning

Our on-device indoor positioning solution, Inpixon On-Device Positioning, enables a smartphone’s precise location to be displayed to a user in a mobile app. Data is combined from various sensors, including accelerometers, gyroscopes, compass, GPS and BLE radio scanning, to position the blue dot and to correct for drift. The addition of the blue dot allows users to have context of their current location in relation to other locations or points of interests enhancing the navigation experience for the user. Our on-device technology runs entirely on a smartphone, smartwatch or other IoT wearable device and can operate without the internet.

Our RTLS location engine, nanoLES, delivers precise positioning and monitoring to create reliable and efficient chirp and UWB location solutions. With time difference of arrival (TDoA) locations and real-time sensor data, we enable sensor fusion between our IoT Platform and custom applications. From data ingestion to tag functionality, we provide an end-to-end
RTLS solution with two-way tag communication. Our RTLS hardware modules can also perform tag-to-tag ranging to determine the distance between two tags -- independent of anchors and the nanoLES location engine -- for applications such as proximity detection and collision avoidance.

We design, manufacture, sell and/or resell the following sensor, tag, anchor, chip/transmitter and transponder technologies and related positioning products, including:

•Inpixon Aware, our indoor security solution combines wide-spectrum RF detection, indoor positioning and analytics to create situational awareness, mobile security, and detection that locates devices operating within a monitored area. For use with the Inpixon Sensor 4000, our solution enables users to identify and visualize the location and movement of devices, and can be used to determine their compliance with network security policies for a designated zone.

•Inpixon MDM Connector software that enables two-way communication between our Inpixon Aware security software and a third-party mobile device management system (MDM), such as IBM MaaS360, VMware AirWatch, and MobileIron. This makes it possible for the MDM to execute device restrictions based on device location (e.g., to disable a phone’s camera, audio recorder and transmission functions while in a high security, no-cell-phones zone). If a managed or identified device is not compliant, policy modification of device apps and/or features can be triggered with many of the leading Enterprise Mobile Management (EMM or MDM).

•Inpixon Sensor 4000, a powerful, multi-band, multi-channel, award-winning radio frequency (RF) sensor that delivers comprehensive wireless device detection and positioning. Inpixon Sensor 4000 passively detects and locates signals from active Wi-Fi, Bluetooth, and cellular devices, delivering a thorough view of transmitting devices in the monitored areas and enabling effective situational awareness, policy enforcement, and security alerts.

•Inpixon Pod, a lower cost sensor option for RF detection based indoor positioning that uses Wi-Fi for device locationing and tracking capabilities. Leveraging multi-sensor trilateration, advanced algorithms and self-calibration tools to deal with changing RF environments, the Inpixon Pod delivers high positional accuracy. Designed to plug into existing electrical outlets and/or be deployed using PoE drops, the Inpixon Pod can backhaul data over wire or wirelessly and can be deployed in various densities in a given 3D space to match a wide array of customer use cases needing various levels of positional accuracy from the zone-level to room-level to aisle-level.

•The Inpixon Sensor Ultra offers more reliable and precise location detection with more frequent location updates than current Bluetooth beacons or Wi-Fi by leveraging UWB technology. This USB-enabled device operates independently, or with other sensors or third-party access points to identify and locate UWB tags and devices. UWB tags can be customized to desired form factor.

•GPS Technologies

◦The Inpixon GPS 900 is a personnel, vehicle and asset tracking solution designed to provide ground situational awareness and real-time surveillance of personnel and equipment traveling within a designated area, ranging from 20 – 200+ square-miles. Inpixon GPS 900 establishes a private (not Internet-connected), hybrid GPS + RF

(900MHz), 256-bit AES-encrypted wide area network (WAN). This product can be used by military commanders to identify the location of persons and assets in connection with base operations and during live-fire exercises.

◦The Inpixon GPS Viewer is a browser-based portal used to monitor location and movements of GPS-enabled tracking devices. Our global positioning system (GPS) tracking products provide ground positioning, asset tracking, and situational awareness monitoring for those whose intelligence needs expand outdoors.

•Chips/Transmitters/Anchors

Our high performance chirp transceiver chip, nanoLOC, offers robust wireless communication, ranging and RTLS capabilities using the chirp technology. Inpixon offers both chirp andUWB real-time location system (RTLS) anchors. Inpixon’s anchors run at the edge of the network and when leveraged with our location engine, provides the IoT interface to send location and context data to analytics engines.

•Hardware Modules We also offer a variety of hardware modules suitable for a multiple IoT implementations:

◦The swarm bee LE is a chirp tag ready ranging, RTLS, communication radio and sensor module and is ideal for personnel, equipment and asset tracking products where indoor and outdoor location sensing is critical.

◦The swarm bee ER is a UWB tag- ready ranging, RTLS, communication radio and sensor module is ideal for applications requiring very precise and reliable distance or location information.

◦CO2 Sensor Module SG112A is a low-profile NDIR carbon dioxide (CO2) sensor module for monitoring indoor air quality to ensure adequate clean air.

◦The CO2 Sensor Module SG112B is a self-calibrating NDIR carbon dioxide (CO2) sensor module that measures CO2 at relatively high concentrations ranging from 10% to 30% (up to 300,000 ppm).

Mapping

Our indoor mapping solution, Inpixon Mapping, provides users with the tools to add intelligence to complex indoor spaces by integrating business data with geospatially accurate indoor maps to create relevant views of indoor environments. The digital twin of a physical space facilitates use cases for facility management, security safety, customer or worker experiences, asst tracking and more. Inpixon Mapping offers developers the flexibility and control to create tailored map-enabled solutions that address multiple use cases with a single set of maps. Deployed through native SDKs (Web, iOS, Android), maps are broken down into layers and objects that can be associated with third party data sources and used to provide a high-fidelity and fluid user experience.

Analytics

•The Inpixon Aware Core Insights software product provides our security customers running systems that are not connected to the internet an on-premises application to generate graphical reports on historical data (e.g., to reveal the number of unknown wireless devices per month over time or other alerts generated by the system) captured by Inpixon Aware.
•Inpixon Analytics is a high-performance, data analytics solution, that can deliver business intelligence for commercial or government premises worldwide through the use of our products as well as by ingesting data from other sources, such as third-party sensors, Wi-Fi access points, Bluetooth beacons, video cameras, and big data sources to provide actionable intelligence and insights for our customers. This high-performance cloud-based data analytics engine can provide analytics on detected RF devices or active tags to power more advanced visitor or worker analytics. Organizations are able to understand worker visitor behavior, journey, and path analytics. Users can view their data in a configurable dashboard.

•Our Inpixon RF Video Connector is an add-on for Inpixon Analytics that utilizes sensor fusion to deliver a new, advanced form of video analytics to help security personnel combat crime and secure indoor locations. This unique, patent-pending process correlates Wi-Fi device presence (e.g., what phones are present) and analytics to each security video frame generated by customers’ existing video management systems (VMS) in order to better understand how a device detected in one frame has moved throughout the venue and to provide security-based alerts.

Other Solutions

In addition to our positioning, mapping and analytics products, we also offer:

•Shoom digital solutions (eTearsheets; eInvoice, adDelivery) are cloud-based applications and analytics for the media and publishing industry. These products also generate critical data analytics for the customers.

•SAVES by Inpixon is a comprehensive set of data analytics and statistical visualization solutions for engineers and scientists.

Product Enhancements

Our ability to adapt to the technological advancements within our industry is critical to our long-term success and growth. As a result, our senior management must continuously work to ensure that they remain informed and prepared to quickly adapt and leverage new technologies within our product and service offering as such technologies become available. In connection with that goal, our product roadmap development plans include expanding the use of ultra-wideband technology for asset tracking, furthering our efforts towards 3D mapping, including adding augmented reality features, artificial intelligence and machine learning improvements within our positioning algorithms, in addition to understanding worldwide 5G deployments to enhance our positioning capabilities.

Artificial Intelligence

In 2021, we intend to continue to expand our use of artificial intelligence (“AI”) and machine learning to improve positioning accuracy, enhance anonymous device capture algorithms and offer intelligent solutions, which will continue to be refined over time, for enterprise security and marketing customers. Following these enhancements, our products will be able to assist in providing predictive, more accurate, bidirectional information to secure and optimize management of indoor spaces. These enhanced algorithms will enable better positioning of devices, predictive analytics, faster analysis of data and improved user experience.

5G

Building on R&D efforts in 2020, we intend to continue to study the worldwide 5G deployments to build a robust hardware and software solution to detect and position new handsets based on this technology and explore software defined radio solutions, as well as enhancements in antenna technology to provide our customers with additional capabilities in the security field.

Augmented Reality

Our advanced mapping platform is built with a set of developer tools to power an infinite number of experiences across multiple platforms. In 2021, we will continue to expand our tools by leveraging AR technologies to capture spatial data and overlay with the rich, profile-based maps in our CMS. This will allow new navigation use cases, applications for deployment of assets and possibilities for optimization in manufacturing and office environments.

App

With the addition of our on-device positioning technology in 2020 and the expanding usage of apps in the workplace, particularly campus and large building environments, we are investing R&D resources in improving our app capabilities, enhancing our SDKs and adding new functionality to support integration with workplace systems and tool. By providing the best mapping and app experience our enterprise customers can improve efficiency and experience in offices and guide users in following new health and safety recommendations.
Research and Development Expenses
Our future plans include significant investments in research and development and related product enhancement opportunities. Our management believes that we must continue to dedicate a significant amount of resources to research and development efforts to maintain a competitive position. Research and development expenses for the years ended December 31, 2020 and 2019 totaled approximately $6.5 million and $3.9 million, respectively.
Sales and Marketing
We utilize direct sales and marketing through approximately 26 sales representatives, who are compensated with a base salary and, in certain instances, may participate in incentive plans such as commissions or bonuses. We also utilize webinars, conferences, tradeshows and other direct and indirect marketing activities to generate demand for our products and services. We also have relationships with channel partners to directly engage with customers, to perform the installation as well as manufacturers (OEM) and systems integrators to assist with the implementation of certain of our products and services. We train our partners and we have our own channel/partner managers to support and augment partners as needed. We are in the process of expanding our channel partners in both commercial and government markets.

Our Inpixon products are primarily sold on a license (up-front one-time fee) or software-as-a-service (SaaS) model. In our licensing model, we also typically charge an annual maintenance fee. The SaaS model is typically for a 2-3 year contract and includes maintenance upgrades. The SaaS model generates a recurring revenue stream. Our Shoom product is on a monthly subscription model based on 2-3 year contracts. SAVES products are sold as annual or perpetual licenses along with maintenance subscriptions.
Customers
The Company’s customers include shopping malls, corporate offices, healthcare facilities, government agencies, local publications, among others. Our top three customers accounted for approximately 43% and 66% of our gross revenue during the years ended December 31, 2020 and 2019, respectively. One customer accounted for 26% of our gross revenue in 2020 and 42% in 2019. From time to time, one or two customers can represent a significant portion of our revenue as a result of one-time projects.
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
Mobile device management companies like AirWatch and MobileIron have also integrated with us instead of developing competing products. MerlinOne and PressTeligence compete with the functionality of our Shoom products, but typically provide information only for the specific customer and not for the customer’s competitors or for the industry.
We believe we offer a unique and differentiated approach to the market with our indoor intelligence offering which is:
•Comprehensive. We integrate a myriad of indoor data inputs and outputs. The technology supports a multitude of use cases including asset tracking, navigation, facility management, analytics, and security across numerous industries in both the private and public sector.
•Scalable. We are built to support customers’ expanding needs and use cases. Unlike other competitive point-solutions, we can offer expansion paths and support for a wide variety of location based use cases. Our multi-layered depiction of indoor data allows users to see the information layer(s) most relevant to their role, in the optimal format for them (e.g., charts, tables, maps, etc.).
•Technology-agnostic. We embrace an ecosystem of hardware, software, integration and distribution partners welcoming integration and synchronization with third party data and systems in combination with our platform. Our open architecture is designed to enable the integration of disparate technologies, preserve investment and avoid obsolesce. APIs make it possible to move data in and out of our platform. Our SDKs enable developers to build new apps or to integrate location data into their existing mobile apps, websites or kiosks.
Intellectual Property
We own U.S. trademark registrations for the following nine marks: Inpixon, IPA, Indoor Positioning Analytics, Security Dome, Shoom, ZoneDefense, and Find and Follow, Ten Degrees, as well as certain Inpixon design logos. Each of these registrations is in the first 10-year registration term and we intend to renew each registration for additional 10-year renewal terms, as available. We also have a pending applications for the following marks: ZoneAware, Indoor Intelligence, Inpixon Aware, Inpixon Aware Core Insights, and Workplace Readiness. We have similar trademarks and applications in other jurisdictions including Canada (including registration of two Nanotron marks), China, the European Union (including registration of Nanotron mark), Germany (registration of two Nanotron marks), India, Japan (including registration of a GO2O mark), and the United Kingdom (including registration of Nanotron and Clops marks). We have twenty-four registered patents and eleven pending applications in the United States relating to the Inpixon products, along with similar patents and applications in other jurisdictions including Australia, Canada, the European Patent Organization, France, Germany, Ireland, Mexico, and the United Kingdom. The registered patents in the United States were issued in 2008, 2010, and in each year 2014 through 2020, 2016, 2017, 2018, and 2019 and will expire in the years 2021, 2025, 2029, and in each year 2031, 2032, 2033, 2034 and 2035 through 2037.
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
Employees
As of March 23, 2021, we have 190 employees, including 6 part-time employees, which includes all employees of our subsidiaries. This includes 4 officers, 26 sales personnel, 13 marketing personnel, 125 technical and engineering personnel and 22 finance, legal and administration personnel.
Corporate History
We were originally formed in the State of Nevada in April 1999. Prior to the spin-off in August 2018 of our wholly owned subsidiary, Sysorex, Inc. (“Sysorex”, our business was primarily focused on providing information technology and telecommunications solutions and services to commercial and government customers primarily in the United States in order to enable their customers to manage, protect, and monetize their enterprise assets whether on-premises, in the cloud, or via mobile. The product and service offerings included enterprise infrastructure solutions for business operations, continuity, data protection, software development, collaboration, IT security, and physical security needs, that help organizations tackle challenges and accelerate business goals, including, third party hardware, software and related maintenance and warranty products and services resold from well-known brands and a full range of information technology development and implementation professional services, from enterprise architecture design to custom application development.
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
On May 21, 2019, we completed the acquisition of 100% of the outstanding capital stock of Locality Systems, Inc. (“Locality”), including its wireless device positioning and RF augmentation of video surveillance systems through our subsidiary, Inpixon Canada. The video management system (“VMS”) integration, which is currently available for a number of VMS vendors, can assist security personnel in identifying potential suspects and tracking their movements cross-camera and from one facility to another. The solution is designed to enhance traditional security video feeds by correlating RF signals with video images.
On June 27, 2019, we acquired a portfolio of GPS technologies and IP, including, but not limited to (a) an IP portfolio that includes a registered patent, along with more than 20 pending patent applications or licenses to registered patents or pending applications relating to GPS technologies; (b) a smart school safety network solution that consists of a combination of wristbands, gateways and proprietary backend software, which rely on the Bluetooth Low-Energy protocol and a low-power enterprise wireless 2.4Ghz platform, to help school administrators identify the geographic location of students or other people or things (e.g., equipment, vehicles, tools, etc.) in order to, among other things, ensure the safety and security of students while at school; (c) a personnel equipment tracking system and ground personnel safety system, which includes a combination of hardware and software components, for a GPS and RF based personnel, vehicle and asset-tracking solution designed to provide ground situational awareness and near real-time surveillance of personnel and equipment traveling within a designated area for, among other things, government and military applications and (d) a right to 30% of royalty payments that may be received by GTX in connection with its ownership interest in Inventergy LBS, LLC, which is the owner of certain patents related to methods and systems for communicating with a tracking device.

On August 15, 2019, we acquired our Inpixon Mapping product in connection with the acquisition of Jibestream, Inc. ("Jibestream") which was amalgamated into Inpixon Canada on January 1, 2020.
On October 31, 2019, we received stockholder approval for, and subsequently effected, a reverse split of our outstanding common stock at a ratio of 1-for-45, effective as of January 7, 2020 for the purpose of complying with Nasdaq Listing Rule 5550(a)(2).
On June 19, 2020, we acquired an exclusive license to use, market, distribute, and develop the SYSTAT and SigmaPlot software suite of products (referred to as “SAVES”) pursuant to an Exclusive Software License and Distribution Agreement, by and among the Company, Cranes Software International Ltd. (“Cranes") and Systat Software, Inc. (“Systat” and, together with Cranes, the “Systat Parties”), as amended on June 30, 2020 and February 22, 2021 (as amended, the “License Agreement”). In connection with the License Agreement, we received an exclusive, worldwide license to use, modify, develop, market, sublicense and distribute the SAVES software, software source, user documentation and related Systat Intellectual Property (as defined in License Agreement) (the “License”); and an option to acquire the assets underlying the License (the “Purchase Option”). On February 22, 2021, we exercised the Purchase Option for a portion of the assets including certain of the SAVES software, trademarks, solutions, domain names and websites.
On August 19, 2020, we entered into an agreement with Ten Degrees Inc. (“TDI”), Ten Degrees International Limited (“TDIL”), mCube International Limited (“MCI”), and the holder of a majority of the outstanding capital of TDIL and mCube, Inc., and the sole shareholder of 100% of the outstanding capital stock of MCI (“mCube,” together with TDI, TDIL, and MCI collectively, the “Transferors”) to acquire a suite of on-device “blue-dot” indoor location and motion technologies, including patents, trademarks, software and related intellectual property from the Transferors.
On October 6, 2020, we acquired all of the outstanding shares of Nanotron (“Nanotron Shares”) through our wholly-owned subsidiary Inpixon GmbH, pursuant to a Share Sale and Purchase Agreement with Nanotron Technologies GmbH, a limited liability company incorporated under the laws of Germany (“Nanotron”), and Sensera Limited (“Sensera”), the sole shareholder of Nanotron. As a result of the acquisition, our asset tracking and RTLS business expanded to include offering wireless location awareness technology for consumers, for solutions such as locating and tracking a pet, livestock, child, or property, while transmitting the data into a useable format.

On March 25, 2021, we entered into a Stock Purchase Agreement (the “GYG Purchase Agreement”) with Game Your Game, Inc., a Delaware corporation (“GYG”), and certain selling shareholders (the “Selling Shareholders”), pursuant to which we will acquire an aggregate of 522,000 shares of common stock of GYG (the “GYG Shares”), representing 52.2% of the outstanding shares of common stock of GYG on a fully diluted basis, in exchange for $1,666,932 in cash (the “Cash Consideration”), and a number of shares of our common stock equal to $1,403,103 divided by the lesser of (A) the closing price per share of our common stock, as reported by the Nasdaq Stock Market, immediately prior to the closing of the transaction and (B) the average closing price of our common stock, as reported by the Nasdaq Stock Market, for the 5 trading days immediately preceding the closing date. The Cash Consideration will be used for working capital purposes and to satisfy certain outstanding payroll obligations of GYG. The closing of the transaction is subject to the terms and satisfaction of the conditions set forth in the GYG Purchase Agreement. GYG’s business consists of developing and providing solutions using sports data and analytics.
Corporate Information
Our principal executive offices are located at 2479 E. Bayshore Road, Suite 195, Palo Alto, CA 94303, and our telephone number is (408) 702-2167. Our subsidiaries maintain offices in Coquitlam, British Columbia, New Westminster, British Columbia, Toronto, Ontario, Hyderabad, India, Berlin Germany, Ratingen, Germany, and Slough, UK. Our Internet website is www.inpixon.com. The information on, or that can be accessed through, our website is not part of this report, and you should not rely on any such information in making any investment decision relating to our common stock.
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
Risks Related to Our Operations
We have a strategic acquisition strategy and since 2014 have completed several strategic transactions. In addition, we completed the Spin-off our VAR business in August 2018, which included our legacy value added reseller business, which may make it difficult for potential investors to evaluate our future business. Furthermore, due to the risks and uncertainties related to the acquisition of new businesses, any such acquisition does not guarantee that we will be able to attain profitability.
We have a strategic acquisition strategy and since 2014 we have completed several strategic transactions. In August 2018, we completed the Spin-off of our VAR business, which included the businesses acquired from Lilien and Integrio, while in 2019 we acquired Locality and Jibestream, in addition to certain assets from GTX. Lastly, in 2020, we completed several additional strategic transactions including, the acquisition of the Nanotron business, an exclusive license for the distribution and marketing of the SAVES software and the acquisition of certain assets and technologies comprising our "blue dot" technology from Ten Degrees. Our limited operating history after such acquisitions and divestiture makes it difficult for potential investors to evaluate our business or prospective operations or the merits of an investment in our securities. With respect to the Spin-off, the risks inherent in such divestiture are described below under “Risks Related to the Spin-off.” With respect to acquisitions, we are subject to the risks inherent in the financing, expenditures, complications and delays characteristic of a newly combined business. These risks are described below under the risk factor titled “Any future acquisitions that we may make could disrupt our business, cause dilution to our stockholders and harm our business, financial condition or operating results.” In addition, while the Company has received indemnification protections in connection with these acquisitions from undisclosed liabilities, there may not be adequate resources to cover such indemnity. Furthermore, there are risks that the vendors, suppliers and customers of any of the businesses we have acquired may not renew their relationships for which there is no indemnification. Accordingly, our business and success faces risks from uncertainties inherent to developing companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.
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
We continue to integrate the technology and operations acquired in connection with our recent acquisitions, including but not limited to the on-device positioning technology acquired from Ten Degrees and the Nanotron technology and operations. This process involves complex operational, technological and personnel-related challenges, which are time-consuming and expensive and may disrupt our ongoing business operations. Furthermore, integration involves a number of risks, including, but not limited to:
•difficulties or complications in combining the companies’ operations;
•differences in controls, procedures and policies, regulatory standards and business cultures among the combined companies;
•the diversion of management’s attention from our ongoing core business operations;
•increased exposure to certain governmental regulations and compliance requirements;
•the potential loss of key personnel;
•the potential loss of key customers or suppliers who choose not to do business with the combined business;
•difficulties or delays in consolidating the acquired companies’ technology platforms, including implementing systems designed to maintain effective disclosure controls and procedures and internal control over financial reporting for the combined company and enable the Company to continue to comply with U.S. GAAP and applicable U.S. securities laws and regulations;

•unanticipated costs and other assumed contingent liabilities;
•difficulty comparing financial reports due to differing financial and/or internal reporting systems;
•making any necessary modifications to internal financial control standards to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder; and/or
•possible tax costs or inefficiencies associated with integrating the operations of the combined company.
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
Even if we are able to successfully operate the acquired businesses, we may not be able to realize the revenue and other synergies and growth that we anticipated from these acquisitions in the time frame that we currently expect, and the costs of achieving these benefits may be higher than what we currently expect, because of a number of risks, including, but not limited to:
•the possibility that the acquisition may not further our business strategy as we expected;
•the possibility that we may not be able to expand the reach and customer base for the acquired companies current and future products as expected; and
•the possibility that the carrying amounts of goodwill and other purchased intangible assets may not be recoverable.
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
A significant portion of the purchase price related to our strategic acquisitions are allocated to goodwill and intangible assets that are subject to periodic impairment evaluations. An impairment loss could have a material adverse impact on our financial condition and results of operations.
The Company acquired approximately $1.2 million of goodwill and approximately $2.8 million of intangible assets relating to our acquisition of Shoom, approximately $7.4 million of goodwill and approximately $13.3 million of intangible assets relating to our acquisition of AirPatrol, approximately $3.5 million of intangible assets relating to our acquisition of LightMiner, approximately $0.7 million of goodwill and approximately $1.7 million of intangible assets relating to our acquisition of Locality, $2,000 of goodwill and approximately $0.9 million of intangibles relating to our acquisition of GTX, approximately $1.5 million of goodwill and approximately $4.9 million of intangible assets relating to our acquisition of Jibestream, approximately $0.5 million of goodwill and approximately $2.4 million of intangible assets relating to the acquisition of the Systat license, approximately $2.1 million of intangible assets relating to our acquisition of Ten Degrees, and approximately $3.8 million of goodwill and approximately $3.6 million of intangible assets relating to our acquisition of Nanotron. As required by current accounting standards, we review intangible assets for impairment either annually or whenever changes in circumstances indicate that the carrying value may not be recoverable. The risk of impairment to goodwill is higher during the early years following an acquisition. This is because the fair values of these assets align very closely with what we paid to acquire the reporting units to which these assets are assigned. As a result, the difference between the carrying value of the reporting unit and its fair value (typically referred to as “headroom”) is smaller at the time of acquisition. Until this headroom grows over time, due to business growth or lower carrying value of the reporting unit, a relatively small decrease in reporting unit fair value can trigger impairment charges. When impairment charges are triggered, they tend to be material due to the size of the assets involved. Our business would be adversely affected, and impairment of goodwill could be triggered, if any of the following were to occur: higher attrition rates than planned as a result of the competitive environment or our inability to provide products and services that are competitive in the marketplace, lower-than-planned adoption rates by customers, higher-than-expected expense levels to provide services to customers, and changes in our business model that may impact one or more of these variables. During the years ended December 31, 2019 and December 31, 2020 we did not record a goodwill or intangibles impairment charge.
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
Our recent acquisitions required a substantial expansion of our systems, workforce and facilities and our corporate strategy includes plans for continued acquisitions of complementary technologies and businesses in furtherance of our growth plans. We may fail to adequately manage our anticipated future growth. The substantial growth in our operations as a result of our acquisitions has, and is expected to continue to, place a significant strain on our administrative, financial and operational resources, and increase demands on our management and on our operational and administrative systems, controls and other resources. There can be no assurance that our systems, procedures and controls will be adequate to support our operations as they expand. We cannot assure you that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. As part of this growth, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employee base, and maintain close coordination among our staff. We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing staff and systems.
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
In addition to employees hired in connection with our recent acquisitions and any other companies that we may acquire in the future, we anticipate that we will need to expand our employee infrastructure for managerial, operational, financial and other resources at the parent company level. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effective.
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
We have a history of operating losses and working capital deficiency. We have incurred net losses of approximately $29.2 million and $34.0 million for the fiscal years ended December 31, 2020 and 2019, respectively, which includes a $2.4 million and $10.6 million valuation allowance on that certain secured promissory note (the “Sysorex Note”) issued to us by Sysorex for the years ended December 31, 2020 and 2019, respectively. The continuation of our Company is dependent upon attaining and maintaining profitable operations and raising additional capital as needed, but there can be no assurance that we will be able to raise any further financing.
Our ability to generate positive cash flow from operations is dependent upon sustaining certain cost reductions and generating sufficient revenues. While our revenues have increased by 48% as compared to the same period for 2019, they are not sufficient to fund our operations and cover our operating losses. Our management is evaluating options and strategic transactions and continuing to market and promote our new products and technologies, however, there is no guarantee that these efforts will be successful or that we will be able to achieve or sustain profitability. We have funded our operations primarily with proceeds from public and private offerings of our common stock and secured and unsecured debt instruments. Our history of operating losses and cash uses, our projections of the level of cash that will be required for our operations to reach profitability, and the terms of the financing transactions that we completed in the past, may impair our ability to raise capital on terms that we consider reasonable and at the levels that we will require over the coming months. We cannot provide any assurances that we will be able to secure additional funding from public or private offerings or debt financings on terms acceptable to us, if at all. If we are unable to obtain the requisite amount of financing needed to fund our planned operations, it would have a material adverse effect on our business and ability to continue as a going concern, and we may have to curtail, or even to cease, certain operations. If additional funds are raised through the issuance of equity securities or convertible debt securities, it will be dilutive to our stockholders and could result in a decrease in our stock price.
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
If we are successful in consummating acquisitions, those acquisitions could subject us to a number of risks, including, but not limited to:
•the purchase price we pay and/or unanticipated costs could significantly deplete our cash reserves or result in dilution to our existing stockholders;
•we may find that the acquired company or technologies do not improve our market position as planned;
•we may have difficulty integrating the operations and personnel of the acquired company, as the combined operations will place significant demands on the Company’s management, technical, financial and other resources;
•key personnel and customers of the acquired company may terminate their relationships with the acquired company as a result of the acquisition;
•we may experience additional financial and accounting challenges and complexities in areas such as tax planning and financial reporting;
•we may assume or be held liable for risks and liabilities (including environmental-related costs) as a result of our acquisitions, some of which we may not be able to discover during our due diligence investigation or adequately adjust for in our acquisition arrangements;
•our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically or culturally diverse enterprises;
•we may incur one-time write-offs or restructuring charges in connection with the acquisition;
•we may acquire goodwill and other intangible assets that are subject to amortization or impairment tests, which could result in future charges to earnings; and
•we may not be able to realize the cost savings or other financial benefits we anticipated.
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
As of March 23, 2021, we have an outstanding principal and interest balance of approximately $4.9 million underlying the promissory note issued to Iliad Research and Trading, L.P. which originally matures in March 2021, but was extended on March 17, 2021 to March 18, 2022. In addition, Iliad Research and Trading, L.P may, subject to current standstill agreements, require us to redeem 1/3 of the initial principal balance of their promissory note each month in cash. The ability to meet payment and other obligations under this note depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control as described in this Annual Report on Form 10-K. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure debt, exchange debt for other securities, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet debt payment and other obligations, which could have a material adverse effect on our financial condition.
In addition, so long as this note is outstanding, the holder will have a right of first refusal on more favorable equity-linked financings and will be entitled to participate in certain equity or debt financings, in each case, subject to certain exceptions. The existence of these rights may deter potential financing sources and may lead to delays in our ability to close proposed financings. Any delay or inability to complete a financing when needed could have a material adverse effect on our financial condition.
We may also incur additional indebtedness in the future. If new debt or other liabilities are added to our current consolidated debt levels, the related risks that we now face could intensify.
We may be required to consolidate the financial results of our former subsidiary, Sysorex, which could have a material adverse effect on our operating results and financial condition.
On August 31, 2018, we completed the spin-off of our value-added reseller business from its indoor positioning analytics business by way of a distribution of all the shares of common stock of its wholly-owned subsidiary, Sysorex, to its stockholders of record as of August 21, 2018 and certain warrant holders. As of such time, Sysorex’s financial results was deconsolidated from the Company’s financial statements.
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
We have been and may continue to be subject to regulatory and other government or regulatory investigations or inquiries and may be required to comply with data requests, or requests for information by government authorities and regulators in the United States or other jurisdictions in which we operate and any resulting enforcement action could have a materially adverse effect on us .
As a publicly trading reporting company with operations in the United States and internationally, we interact regularly with regulatory and self-regulatory agencies in the United States or other jurisdictions in which we operate, including the SEC and the Nasdaq Stock Market. We have been, are currently and may in the future be the subject of SEC and other regulatory investigations and are and may continue to be required to comply with informal or formal orders or other requests for information or documentation from such government authorities and regulators regarding our compliance with laws and regulations, including the rules and regulations under the Securities Act and the Exchange Act. Responding to requests for information from regulators in connection with any such investigations or inquiries could have a materially adverse effect on our business through, among other things, significantly increased legal fees and the time and attention required of the Company’s management and employees to be diverted from our normal business operations and growth plans. Moreover, if a regulator were to initiate an enforcement action against us, such any action could further consume our resources, require us to change our business practices and have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Through our recent acquisitions, including the on device positioning technology acquired from Ten Degrees and the acquisition of the Nanotron business, we have attempted to diversify our product offerings and increase our presence in new market verticals. There can be no assurances that consumer or commercial demand for our future products will meet, or even approach, our expectations. In addition, our pricing and marketing strategies may not be successful. Lack of customer demand, a change in marketing strategy and changes to our pricing models could dramatically alter our financial results. Unless we are able to release location based products that meet a significant market demand, we will not be able to improve our financial condition or the results of our future operations.

If we unable to sell additional products and services to our customers and increase our overall customer base, our future revenue and operating results may suffer.
Our future success depends, in part, on our ability to expand the deployment of newly acquired technologies with existing customers and finding new customers to sell our products and services to. This may require increasingly sophisticated and costly sales efforts and may not result in additional sales. In addition, the rate at which our customers purchase additional products and services, and our ability to attract new customers, depends on a number of factors, including the perceived need for indoor mapping products and services, as well as general economic conditions. If our efforts to sell additional products and services are not successful, our business may suffer.
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
Our profitability is dependent on the prices we are able to charge for our products and services. The prices we are able to charge for our products and services are affected by a number of factors, including:
•our customers’ perceptions of our ability to add value through our products and services;
•introduction of new products or services by us or our competitors;
•our competitors’ pricing policies;
•our ability to charge higher prices where market demand or the value of our products or services justifies it;
•procurement practices of our customers; and
•general economic and political conditions.
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
Our success depends in part on our ability to provide reliable remote services, technology integration and managed services to our customers. The operations of our Cloud based applications and analytics are susceptible to damage or interruption from human error, fire, flood, power loss, telecommunications failure, terrorist attacks and similar events. We could also experience failures or interruptions of our systems and services, or other problems in connection with our operations, as a result of:
•damage to or failure of our computer software or hardware or our connections;
•errors in the processing of data by our systems;
•computer viruses or software defects;
•physical or electronic break-ins, sabotage, intentional acts of vandalism and similar events;
•increased capacity demands or changes in systems requirements of our customers; and
•errors by our employees or third-party service providers.
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
Our top three customers accounted for approximately 43% and 66% of our gross revenue during the years ended December 31, 2020 and 2019, respectively. One customer accounted for 26% of our gross revenue in 2020 and 42% in 2019; however, this customer may or may not continue to be a significant contributor to revenue in 2021. The loss of a significant amount of business from one of our major customers would materially and adversely affect our results of operations until such time, if ever, as we are able to replace the lost business. Significant customers or projects in any one period may not continue to be significant customers or projects in other periods. To the extent that we are dependent on any single customer, we are subject to the risks faced by that customer to the extent that such risks impede the customer’s ability to stay in business and make timely payments to us.
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
Because our location based security products and services are complex, they have contained and may contain design or manufacturing defects or errors that are not detected until after their commercial release and deployment by customers. Defects may cause such products to be vulnerable to advanced persistent threats ("APTs") or security attacks, cause them to fail to help secure information or temporarily interrupt customers’ networking traffic. Because the techniques used by hackers to access sensitive information change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques and provide a solution in time to protect customers’ data. In addition, defects or errors in our subscription updates or products could result in a failure to effectively update customers’ hardware products and thereby leave customers vulnerable to APTs or security attacks.
Any defects, errors or vulnerabilities in our products could result in:
•expenditure of significant financial and product development resources in efforts to analyze, correct, eliminate, or work-around errors or defects or to address and eliminate vulnerabilities;
•delayed or lost revenue;
•loss of existing or potential customers or partners;
•increased warranty claims compared with historical experience, or increased cost of servicing warranty claims, either of which would adversely affect gross margins; and
•litigation, regulatory inquiries, or investigations that may be costly and harm our reputation
Our current research and development efforts may not produce successful products or features that result in significant revenue, cost savings or other benefits in the near future. If we do not realize significant revenue from our research and development efforts, our business and operating results could be adversely affected.
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
Our location based security and detection-operating segment is substantially dependent upon enterprises and governments recognizing that APTs and other security attacks are pervasive and are not effectively prevented by legacy security solutions. High visibility attacks on prominent enterprises and governments have increased market awareness of the problem of APTs and security attacks and help to provide an impetus for enterprises and governments to devote resources to protecting against attacks, such as testing our platform, purchasing it, and broadly deploying it within their organizations. If APTs and other security attacks were to decline, or enterprises or governments perceived that the general level of attacks has declined, our ability to attract new customers and expand its offerings for existing customers could be materially and adversely affected, which would, in turn, have a material adverse effect on our financial condition, results of operations and growth prospects.
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
We are also subject to a number of other risks including:

•the absence in some jurisdictions of effective laws to protect our intellectual property rights;
•multiple and possibly overlapping and conflicting tax laws;
•restrictions on movement of cash;
•the burdens of complying with a variety of national and local laws;
•political instability;
•currency fluctuations;
•longer payment cycles;
•restrictions on the import and export of certain technologies;
•price controls or restrictions on exchange of foreign currencies; and
•trade barriers.
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
Some parts of our technology may be based on open-source technology, including the technology that we may use in our Indoor Intelligence platform. There is a risk that the development team or other third parties may intentionally or unintentionally introduce weaknesses or bugs into the core infrastructure elements of our technology solutions interfering with the use of such technology or causing loss to the Company.
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

We entered into a note purchase agreement with Sysorex, as amended from time to time, pursuant to which we agreed to loan Sysorex up to an aggregate principal amount of $10,000,000 on a revolving credit basis. On March 1, 2020, we agreed to extend the maturity date of the note from December 31, 2020 to December 31, 2022. In accordance with the terms of the License Agreement, we partitioned an aggregate of $5.3 million of principal and interest under the Sysorex Note as consideration for the License as of December 31, 2020. During the year ended December 31, 2020, an additional amount of approximately $2.6 million was advanced under the Sysorex Note and approximately $200,000 was repaid. The amount owed for principal and accrued interest by Sysorex to the Company as of December 31, 2020 and 2019 was approximately $7.7 million and $10.6 million, respectively. These amounts exclude an $275,000 of additional interest that the Company is contractually entitled to accrue from October 1, 2019 through December 31, 2019 and approximately $1.1 million of additional interest from January 1, 2020 through December 31, 2020 in accordance with the terms of the Sysorex Note, but did not accrue due to the uncertainty of repayment. On March 19, 2021, an additional $1 million of the principal balance under the Sysorex Note was partitioned into a new note and assigned to Systat pursuant to the Assignment Agreement. Pursuant to Accounting Standards Codification 310 - Receivables, the Sysorex Note has been classified as “held for sale” as of December 31, 2019. In connection with such classification, the Company, with the assistance of a third-party valuation firm, estimated the fair value of using Sysorex financial projections, a discounted cash flow model and a 12.3% discount rate. Following such valuation, the Company established a full valuation allowance as of December 31, 2019. During the year ended December 31, 2020, the Company re-evaluated the carrying value of the Sysorex Note and established an additional valuation allowance of approximately $2.4 million for the net increase to the Sysorex Note during the year due to to the uncertainty of repayment. We are required to periodically re-evaluate the carrying value of the Sysorex Note and the related valuation allowance based on various factors, including, but not limited to, Sysorex’s performance and collectability of the note. Sysorex’s performance against those financial projections will directly impact future assessments of the fair value of the Sysorex Note.
There are no assurances that Sysorex will be able to repay any amounts borrowed when due, and there can be no guarantee that the collateral against which the Sysorex Note is secured pursuant to the loan arrangement, which is subordinated to other creditors, including Systat, would be sufficient to cover any borrowed amounts in the event of a default. If Sysorex were to default, it could have an adverse material impact on our financial condition and cash flows.
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
Under our Articles of Incorporation, our Board may issue additional shares of common or preferred stock. Our Board has the ability to authorize “blank check” preferred stock without future shareholder approval. This makes it possible for our Board to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us by means of a merger, tender offer, proxy contest or otherwise, including a transaction in which our stockholders would receive a premium over the market price for their shares and/or any other transaction that might otherwise be deemed to be in their best interests, and thereby protects the continuity of our management and limits an investor’s opportunity to profit by their investment in the Company. Specifically, if in the due exercise of its fiduciary obligations, the Board were to determine that a takeover proposal was not in our best interest, shares could be issued by our Board without stockholder approval in one or more transactions that might prevent or render more difficult or costly the completion of the takeover by:
•diluting the voting or other rights of the proposed acquirer or insurgent stockholder group,
•putting a substantial voting bloc in institutional or other hands that might undertake to support the incumbent Board, or
•effecting an acquisition that might complicate or preclude the takeover.
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
We are subject to the provisions of Section 78.438 of the Nevada Revised Statutes concerning corporate takeovers. This section prevents many Nevada corporations from engaging in a business combination with any interested stockholder, under specified circumstances. For these purposes, a business combination includes a merger or sale of more than 5% of our assets, and an interested stockholder includes a stockholder who owns 10% or more of our outstanding voting stock, as well as affiliates and associates of these persons. Under these provisions, this type of business combination is prohibited for three years following the date that the stockholder became an interested stockholder unless:
•the transaction in which the stockholder became an interested stockholder is approved by the Board prior to the date the interested stockholder attained that status;
•on consummation of the transaction that resulted in the stockholder’s becoming an interested stockholder, the interested stockholder owned at least 90% of the voting stock of the corporation outstanding at the time the transaction was commenced, excluding those shares owned by persons who are directors and also officers; or
•on or subsequent to that date, the business combination is approved by the Board and authorized at an annual or special meeting of stockholders by the affirmative vote of at least a majority of the outstanding voting stock that is not owned by the interested stockholder.
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
Under Nevada law, we may indemnify our directors or officers or other persons who were, are or are threatened to be made a named defendant or respondent in a proceeding because the person is or was our director, officer, employee or agent, if we determine that the person:
•conducted himself or herself in good faith, reasonably believed, in the case of conduct in his or her official capacity as our director or officer, that his or her conduct was in our best interests, and, in all other cases, that his or her conduct was at least not opposed to our best interests; and

•in the case of any criminal proceeding, had no reasonable cause to believe that his or her conduct was unlawful.
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
The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•our ability to execute our business plan and complete prospective acquisitions;
•changes in our industry;
•competitive pricing pressures;
•our ability to obtain working capital financing;
•additions or departures of key personnel;
•limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;
•sales of our common stock (particularly following effectiveness of this registration statement);
•operating results that fall below expectations;
•regulatory developments;
•economic and other external factors;
•period-to-period fluctuations in our financial results;
•our inability to develop or acquire new or needed technologies;
•the public’s response to press releases or other public announcements by us or third parties, including filings with the SEC;
•changes in financial estimates or ratings by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock;
•the development and sustainability of an active trading market for our common stock; and
•any future sales of our common stock by our officers, directors and significant stockholders.
In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.
Your investment may suffer a decline in value as a result of the volatility of our stock.

The closing market price for our common stock has varied between a high of $2.84 on February 12, 2020, and a low of $1.00 on October 28, 2020, in the twelve-month period ended February 11, 2021. During this time, the price per share of common stock has ranged from an intra-day low of $0.921 per share to an intra-day high of $3.23 per share. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market, industry and other factors, including the other risk factors described in this section. The market price of our common stock may also be dependent upon the valuations and recommendations of the analysts who cover our business. If the results of our business do not meet these analysts’ forecasts, the expectations of investors or the financial guidance we provide to investors in any period, the market price of our common stock could decline.

In addition, the stock markets in general, and the markets for technology stocks in particular, have experienced significant volatility that has often been unrelated to the financial condition or results of operations of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock and, consequently, adversely affect the price at which you could sell the shares that you purchase in this offering. In the past, following periods of volatility in the market or significant price declines, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
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
In general, a non-affiliated person who has held restricted shares for a period of six months, under Rule 144, may sell into the market our common stock all of their shares, subject to the Company being current in its periodic reports filed with the SEC. As of February 16, 2021, except for approximately 14 shares, which are subject to control restrictions, the remainder of our shares of common stock outstanding were free trading.
Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. For example, in June 2018, the SEC declared effective a shelf registration statement filed by us. This shelf registration statement allows us to issue any combination of our common stock, preferred stock, warrants, units, debt securities and subscription rights from time to time until expiry in June 2021 for an aggregate initial offering price of up to $300 million, subject to certain limitations. The specific terms of future offerings, if any, under this shelf registration statement would be established at the time of such offering. Depending on a variety of factors, including market liquidity of our common stock, the sale of shares under this shelf registration statement may cause the trading price of our common stock to decline. The sale of a substantial number of shares of our common stock under this shelf registration statement, or anticipation of such sales, could cause the trading price of our common stock to decline or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire.
In addition, as of March 5, 2021, there were 5 shares issuable upon conversion of 1 share of Series 4 Convertible Preferred Stock, 841 shares of common stock issuable upon conversion of 126 shares of Series 5 Convertible Preferred Stock, 49,398,338 shares subject to outstanding warrants, 7,029,475 shares subject to outstanding options under the Company’s equity incentive plans, 1 share subject to options not under such plans, an additional 5,317,769 shares reserved for future issuance under the Company’s Amended and Restated 2011 Employee Stock Incentive Plan and up to an additional 8,700,682 shares of common stock which may be issued under the Company’s 2018 Employee Stock Incentive Plan that will become, or have already become, eligible for sale in the public market to the extent permitted by any applicable vesting requirements, lock-up agreements, if any, Rule 144 under the Securities Act or in connection with their registration under the Securities Act.
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

Between November 2015 and May 2019, we received five deficiency letters from Nasdaq indicating that we did not comply with certain Nasdaq continued listing requirements. Such deficiencies were later cured.
While the Company is currently compliance with all continued listing rules and it believes that it will be able to maintain compliance with Nasdaq’s continued listing rules, there are no assurances that it will be able to meet all continued listing requirements to maintain its listing.
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
ITEM 2: PROPERTIES
We lease office space in several locations in the United States, including Palo Alto, CA where we house our principal headquarters, research and development, sales and marketing and certain administrative functions. Outside of the U.S., through our subsidiary, Inpixon Canada we lease offices in Coquitlam, BC, Toronto, ON, New Westminster, BC for research and development, sales and marketing and administrative activities. Through our majority owned subsidiary Inpixon India Limited, we also lease offices in Hyderabad, India primarily for research and development purposes and Bangalore, India for research and development, sales, marketing and other administrative purposes. We also lease certain property Berlin, Germany through our subsidiary Nanotron for research and development, sales, marketing and administrative activities. We lease additional properties in Ratingen, Germany through our subsidiary Inpixon GmbH and in the United Kingdom through our subsidiary Inpixon Limited sales, marketing and administrative activitiesThe Company also has offices in , India . We also lease certain property in Encino, CA which is subleased to a third party and not used for our operations. We believe our facilities are adequate for our current and reasonably anticipated future needs.
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
Holders of Record
According to our transfer agent, as of March 23, 2021, we had approximately 191 shareholders of record of our common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name. Our stock transfer agent is Computershare Trust Company, N.A., Meidinger Tower, 462 S. 4th Street, Louisville, KY 40202.
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
Recent Sales of Unregistered Equity Securities
Except as set forth below, during the period covered by this Annual Report on Form 10-K, we have not sold any equity securities that were not registered under the Securities Act that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.
On February 12, 2020, the Company exchanged approximately $490,000 of the outstanding principal and interest under the June 2019 Note for 175,000 shares of the Company’s common stock.

During the three months ended December 31, 2020, the Company issued 1,076,676 shares of common stock under exchange agreements to settle outstanding balances under the March 2020 note totaling approximately $1.2 million under partitioned notes.

The offer and sale of such shares were not registered under the Securities Act and issued in reliance on an exemption from registration under Section 3(a)(9) of the Securities Act, in that (a) the shares of common stock were issued in exchange for the partitioned notes which are other outstanding securities of the Company; (b) there was no additional consideration of value delivered by a note holder in connection with the applicable exchange; and (c) there are no commissions or other remuneration being paid by the Company in connection with the exchanges.
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

Except where indicated, all share and per share data in this section, as well as the consolidated financial statements, reflect the 1-for-45 reverse split of our common stock effective on January 7, 2020 (the “Reverse Split”). We have reflected the Reverse Split herein, unless otherwise indicated.
Overview of Our Business
We are an indoor intelligence company. Our business and government customers use our solutions to secure, digitize and optimize their indoor spaces with our positioning, mapping and analytics products. Our indoor intelligence platform uses sensor technology to detect accessible cellular, Wi-Fi, Bluetooth, ultra-wide band ("UWB") and chirp signals emitted from devices within a venue providing positional information similar to what global positioning system (“GPS”) satellite systems provide for the outdoors. Combining this positional data with our dynamic and interactive mapping solution and a high-performance analytics engine, yields near real time insights to our customers providing them with increased visibility, security and business intelligence throughout their indoor spaces. Our highly configurable platform can also ingest data from our customers’ and other third party sensors, Wi-Fi access points, Bluetooth beacons, video cameras, and big data sources, among others to maximize indoor intelligence. We also offer digital tear-sheets with optional invoice integration, digital ad delivery, and an e-edition designed for reader engagement for the media, publishing and entertainment industry.
Our Indoor Intelligence products secure, digitize and optimize the interior of any premises with indoor positioning and data analytics that provide rich positional information, similar to a global positioning system, and browser-like intelligence for the indoors.
Revenues increased in the year ended December 31, 2020 over the same period in 2019 by approximately 48% due to revenue earned of approximately $1.2 million from the Systat licensing agreement, approximately $0.9 million from the Nanotron acquisition and approximately $0.9 million from existing product lines over the prior comparable period. We expect to continue to grow our Indoor Intelligence product line in 2021. The Indoor Intelligence product line does have long sales cycles, which result from customer-related issues such as budget and procurement processes but also because of the early stages of indoor-positioning technology and the learning curve required for customers to implement such solutions. Customers also often engage in a pilot program first which prolongs sales cycles and is typical of most emerging technology adoption curves. We anticipate sales cycles to improve in 2021 as our customer base moves from early adopters to mainstream customers. The sales cycle is also improving with the increased presence and awareness of beacon and Wi-Fi locationing technologies in the market. Indoor Intelligence sales can be licensed-based with government customers but commercial customers typically prefer a SaaS or subscription model. Our other digital solutions are also delivered on a SaaS model and allow us to generate industry analytics that complement our indoor-positioning solutions.
We experienced a net loss of approximately $29.2 million and $34.0 million for the years ended December 31, 2020 and 2019, respectively. We cannot assure that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. In order to continue our operations, we have supplemented the revenues we earned with proceeds from the sale of our equity and debt securities and proceeds from loans and bank credit lines.
Recent Events
Financings
On November 25, 2020, the Company entered into a Securities Purchase Agreement with an institutional investor, pursuant to which we sold in a registered direct offering, 5,000,000 shares of our common stock, and warrants to purchase up to 8,000,000 shares of common stock at an exercise price of $1.25 per share (the “2020 Purchase Warrants”) for a combined purchase price of $1.25 per share and pre-funded warrants to purchase up to 3,000,000 shares of common stock ("2020 Pre-funded Warrants") at an exercise price of $0.001 per share at a purchase price of $1.249 per share for net proceeds of $9.2 million after deducting placement agent commissions and offering expenses. Each 2020 Purchase Warrant and 2020 Pre-funded warrant is exercisable for one share of common stock, is immediately exercisable and will expire five years from the issuance date. On December 23, 2020, the 2020 Pre-funded Warrants were exercised in full.
On January 24, 2021, we entered into a Securities Purchase Agreement with an institutional investor, pursuant to which we sold in a registered direct offering, 5,800,000 shares of our common stock, and warrants to purchase up to 19,354,838 shares of common stock at an exercise price of $1.55 per share (the “January 2021 Purchase Warrants”) for a combined purchase price of $1.55 per share and pre-funded warrants to purchase up to 13,554,838 shares of common stock ("January 2021 Pre-funded Warrants") at an exercise price of $0.001 per share, at a purchase price of $1.549 per share for net proceeds of $27.8 million after deducting placement agent commissions and offering expenses. Each January 2021 Purchase Warrant and January 2021 Pre-funded Warrant is exercisable for one share of common stock, is immediately exercisable and will expire five years from the issuance date. The January 2021 Pre-funded Warrants were exercised in full as of February 8th, 2021. In addition, the investor exercised its purchase rights for 3 million shares of common stock pursuant to the the January 2021 Purchase Warrant on February 11, 2021.
On February 12, 2021, we entered into a Securities Purchase Agreement with an institutional investor, pursuant to which we sold in a registered direct offering, 7,000,000 shares of our common stock, and warrants to purchase up to 15,000,000 shares of common stock at an exercise price of $2.00 per share (the “First February 2021 Purchase Warrants”) for a combined purchase price of $2.00 per share and pre-funded warrants to purchase up to 8,000,000 shares of common stock ("First February 2021 Pre-funded Warrants") at an exercise price of $0.001 per share, at a purchase price of $1.999 per share for net proceeds of $27.8 million after deducting placement agent commissions and offering expenses. Each First February 2021 Purchase Warrant and First February 2021 Pre-funded Warrant is exercisable for one share of common stock, is immediately exercisable and will expire five years from the issuance date. The First February 2021 Pre-funded warrants were exercised in full as of February 18, 2021.
On February 16, 2021, we entered into a Securities Purchase Agreement with an institutional investor, pursuant to which we sold in a registered direct offering, 3,000,000 shares of our common stock, and warrants to purchase up to 9,950,250 shares of common stock at an exercise price of $2.01 per share (the “Second February 2021 Purchase Warrants”) for a combined purchase price of $2.01 per share and pre-funded warrants to purchase up to 6,950,250 shares of common stock ("Second February 2021 Pre-funded Warrants") at an exercise price of $0.001 per share, at a purchase price of $2.009 per share for net proceeds of $18.5 million after deducting placement agent commissions and offering expenses. Each Second February 2021 Purchase Warrant and Second February 2021 Pre-funded Warrant is exercisable for one share of common stock, is immediately exercisable and will expire five years from the issuance date. The Second February 2021 Pre-funded warrants were exercised in full as of March 1, 2021.
Game Your Game Acquisition of Controlling Interest
On March 25, 2021, we entered into a Stock Purchase Agreement (the “GYG Purchase Agreement”) with Game Your Game, Inc., a Delaware corporation (“GYG”), and certain selling shareholders (the "Selling Shareholders"), pursuant to which we will acquire an aggregate of 522,000 shares of common stock of GYG (the “GYG Shares”), representing 52.2% of the outstanding shares of common stock of GYG on a fully diluted basis, in exchange for $1,666,932 in cash (the “Cash Consideration”), and a number of shares of our common stock equal to $1,403,103 divided by the lesser of (A) the closing price per share of our common stock, as reported by the Nasdaq Stock Market, immediately prior to the closing of the transaction and (B) the average closing price of our common stock, as reported by the Nasdaq Stock Market, for the 5 trading days immediately preceding the closing date. The Cash Consideration will be used for working capital purposes and to satisfy certain outstanding payroll obligations of GYG. The closing of the transaction is subject to the terms and satisfaction of the conditions set forth in the GYG Purchase Agreement. GYG’s business consists of developing and providing solutions using sports data and analytics.
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
At the closing, the Purchaser paid to the Seller an aggregate purchase price of $8,700,000 (less the Holdback Funds (as defined below) and certain other closing adjustments) for the Nanotron Shares (“Purchase Price”). The Purchase Price may be subject to certain post-Closing adjustments based on actual working capital as of the closing as described in the Purchase Agreement. The Purchaser retained $750,000 (the “Holdback Funds”) from the Purchase Price to secure the Seller’s obligations under the Purchase Agreement, with any unused portion of the Holdback Funds to be released to the Seller on the date that is 18 months after the closing date. The Purchaser paid the Purchase Price from funds received in connection with a capital contribution from us, and a portion of the Purchase Price was used by the Seller to satisfy outstanding loans payable by the Seller to obtain the release of certain existing security interests on Nanotron’s assets. On February 24, 2021, we agreed to the early release of the Holdback Funds, in exchange for a reduction in the total amount payable to the Seller by $225,000. In addition, the amount payable was further reduced by $59,156.74 in connection with a post closing working capital adjustment and the satisfaction of a claim related to a customer dispute. A balance of $465,843.26 was paid to the Seller in full satisfaction of the Holdback Funds payable by the Purchaser to the Seller pursuant to the Purchase Agreement.
Subscription of Units of Cardinal Venture Holdings
On September 30, 2020, we entered into a Subscription Agreement (the “Subscription Agreement”) with Cardinal Venture Holdings LLC, a Delaware limited liability company (“CVH”), pursuant to which we agreed to (i) contribute up to $1,800,000 (the “Contribution”) to CVH and (ii) purchase up to 599,999 Class A Units of CVH (the “Class A Units”) and up to 1,800,000 Class B Units of CVH (the “Class B Units,” and, together with the Class A Units, the “Units”). The $1,800,000 purchase price was paid on October 12, 2020 and therefore that is the date the purchase of the Units was closed. On December 16, 2020, the Company increased it capital contribution by $700,000 in exchange for an additional 700,000 Class B Units. The Company owns an aggregate of 599,999 Class A Units and 2,500,000 Class B Units.
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
“Blue Dot” Technology Acquisition
On August 19, 2020, in accordance with the terms and conditions of that certain Asset Purchase Agreement, by and among us, Ten Degrees Inc., a Delaware corporation (“TDI”), Ten Degrees International Limited (“TDIL”), a Cayman Islands exempted company limited by shares and the sole shareholder of 100% of the outstanding capital stock of TDI, mCube International Limited (“MCI”), a Cayman Island company, and the holder of a majority of the outstanding capital of TDIL and mCube, Inc., a Delaware corporation, and the sole shareholder of 100% of the outstanding capital stock of MCI (“mCube”, together with TDI, TDIL, and MCI collectively, the “Transferors”, or "Ten Degrees"), dated August 19, 2020 (the “APA”), we acquired a suite of on-device “blue-dot” indoor location and motion technologies, including patents, trademarks, software and related intellectual property from the Transferors (collectively, the “Assets”).
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
Systat License Acquisition

On June 19, 2020, we entered into an exclusive license to market, distribute, and develop the SYSTAT and SigmaPlot software suite of products (the “License Grant”) pursuant to the terms and conditions of that certain Exclusive Software License and Distribution Agreement, as amended on June 30, 2020 (as amended, the “License Agreement”), with Cranes Software International Ltd. (“Cranes”) and Systat Software, Inc. (“Systat,” and together with Cranes, the “Systat Parties”). In accordance with the terms of the License Agreement, on June 30, 2020 (the “License Closing Date”), we acquired the License Grant, effective as of June 1, 2020, and we partitioned a portion of the outstanding balance under that certain secured promissory note (the “Sysorex Note”) issued to us by Sysorex, Inc. (“Sysorex”), into a new note in an amount equal to $3 million in principal plus accrued interest (the “Closing Note”) and assigned the Closing Note and all rights and obligations thereunder to Systat in accordance with the terms and conditions of that certain Promissory Note Assignment and Assumption Agreement. An aggregate of an additional $3.3 million of the principal balance underlying the Sysorex Note was partitioned and assigned to Systat as consideration payable for the rights granted under the license, including $1.3 million on the three month anniversary of the License Closing Date, $1.0 million on the six month anniversary of the License Closing Date and $1.0 million on March 19, 2021. Each assignment under the Sysorex Note was represented by a new secured promissory note and our right to any repayment under the Sysorex Note is subordinate and junior to Sysorex’s obligation to make any payment to Systat unless we have exercised our right to offset any losses against such assigned notes as permitted in the License Agreement. In addition, we paid the remaining cash consideration of $2.2 million for the License Grant on July 8, 2020.
In connection with the License Grant, the Systat Parties provided us with equipment for us to use at no additional cost for a minimum period of six months following the License Closing Date. In addition, we have the right, but not the obligation, to assume all of the Systat Parties’ rights, interests, and obligations under the Systat Customer Contracts and the Systat Distribution Agreements (as such terms are defined in the License Agreement). We are also entitled to any customer maintenance revenue, new license fees, or license renewal fees, received by any of the Systat Parties after June 1, 2020 in connection with the Systat Customer Contracts and/or Systat Distribution Agreements assigned to and assumed by us in connection with the License Agreement. The License Grant will remain in effect for a period of 15 years following the License Closing Date (the “Term”), unless terminated sooner upon mutual written consent of Systat and us or upon termination by either for the other party’s specified breach.
At any time during the first 5-year period of the Term (the "Purchase Option Exercise Period"), we may exercise our option to purchase the Software, Software Source, User Documentation, Systat Intellectual Property, Customer Information and Equipment (as such terms are defined in the License Agreement) from the Systat Parties in exchange for an assignment of our right to receive an additional $1.0 million in principal under the Sysorex Note. On February 22, 2021, we entered into a Second Amendment to the License Agreement to allow for the exercise of the purchase option in whole or in part any time during the Purchase Option Period and to provide for cash consideration in lieu of an assignment of the Sysorex Note at our option. In addition, we exercised our option to purchase a portion of the underlying assets, including certain software, trademarks, solutions, domain names and websites from Systat in exchange for consideration in an amount equal to $900,000.
In connection with the License Grant, the Company expanded its operations into the United Kingdom and Germany. As a result of such expansion, the Company formed Inpixon Limited, a new wholly owned subsidiary in the United Kingdom, and established Inpixon GmbH, a wholly owned subsidiary incorporated under the laws of Germany.
Promissory Note
On March 18, 2020, we entered into a note purchase agreement (the “Purchase Agreement”) with Iliad Research & Trading, L.P. (the “Holder”) (as amended in September 17, 2020 and March 2021), pursuant to which we issued and sold to the Holder an unsecured promissory note (the “March 2020 Note”) in an aggregate initial principal amount of $6,465,000.00 (the “Initial Principal Amount”), which is payable on or before March 18, 2022 (the “Maturity Date”). The Initial Principal Amount includes an original issue discount of $1,450,000.00 and $15,000.00 that we agreed to pay to the Holder to cover the Holder’s legal fees, accounting costs, due diligence, monitoring and other transaction costs. In exchange for the March 2020 Note, the Holder paid an aggregate purchase price of $5,000,000.00 (the “Transaction”). The March 2020 Note is payable on or before the date that is 12 months from the issuance date. Interest on the note accrues at a rate of 10% per annum and is payable on the maturity date or otherwise in accordance with the note. We may pay all or any portion of the amount owed earlier than it is due in an amount equal to 115% of the portion of the outstanding balance the Company elects to prepay.
Redemption. Beginning as of the date that was 6 months from the issuance date and at the intervals indicated below until the March 2020 Note is paid in full, the Holder has the right to redeem up to an aggregate of 1/3 of the initial principal balance of the Note each month (each monthly exercise, a “Monthly Redemption Amount”) by providing written notice (each, a “Monthly Redemption Notice”); provided, however, that if the Holder does not exercise any Monthly Redemption Amount in its corresponding month then such Monthly Redemption Amount shall be available for the Holder to redeem in any future month in addition to such future month’s Monthly Redemption Amount. Upon receipt of Monthly Redemption Notice, we are required to the applicable Monthly Redemption Amount in cash to the Holder within five business days of receipt.
Monitoring Fee. The terms of the Note included a one-time monitoring fee equal to ten percent (10%) of the then-current outstanding balance if the Note was still outstanding six months following the original issue date, which amount was subsequently amended to five percent (5%) and was added to the Note.
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
On November 19, 2020, we entered into an exchange agreement pursuant to which we issued an aggregate of 389,863 shares of common stock in exchange for the satisfaction of an aggregate amount of approximately $400,000 of the outstanding balance of the March 2020 Note at a price per share equal to $1.026, which was equal to Nasdaq’s “minimum price” as defined by Nasdaq Listing Rule 5635(d).
On November 24, 2020, we entered into an exchange agreement pursuant to which we issued an aggregate of 686,813 shares of common stock in exchange for the satisfaction of an aggregate amount of approximately $750,000 of the outstanding balance of the March 2020 Note at a price per share equal to $1.092, which was equal to Nasdaq’s “minimum price” as defined by Nasdaq Listing Rule 5635(d).
On February 11, 2021, we entered into an exchange agreement pursuant to which we issued an aggregate of 893,921 shares of common stock in exchange for the satisfaction of an aggregate amount of approximately $1.5 million of the outstanding balance of the March 2021 Note at a price per share equal to $1.678, which was equal to Nasdaq’s “minimum price” as defined by Nasdaq Listing Rule 5635(d).
Equity Distribution Agreement
On March 3, 2020, we entered into an Equity Distribution Agreement ("EDA") with Maxim Group LLC (“Maxim”) under which we may offer and sell shares of our common stock in connection with the ATM in an aggregate offering amount of up to $50 million from time to time through Maxim, acting exclusively as our sales agent (the “Offering”). We intend to use the net proceeds of the Offering primarily for working capital and general corporate purposes. We may also use a portion of the net proceeds to invest in or acquire businesses or technologies that we believe are complementary to our own.

We issued and sold 33,416,830 shares of common stock during the year ended December 31, 2020, in connection with the ATM at per share prices between $1.07 and $2.11, resulting in net proceeds to the Company of approximately $46.1 million, after subtracting sales commissions and other offering expenses.
Such sales were made pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-223960), which was filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2018, as amended on May 15, 2018, and declared effective on June 5, 2018 (the “Registration Statement”), and a base prospectus dated as of June 5, 2018 included in the Registration Statement and the prospectus supplements relating to the ATM filed with the SEC on March 3, 2020 and June 22, 2020. The EDA was terminated as of February 12, 2021.
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
Our significant accounting policies are discussed in Note 2 of the audited consolidated financial statements for the years ended December 31, 2020 and 2019 which are included elsewhere in this Annual Report on Form 10-K. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. There have been no changes to estimates during the periods presented in the filing. Historically changes in management estimates have not been material.
Revenue Recognition
We recognize revenue when we transfer control of the promised products or services to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those products or services. We derive our revenue from software as a service, design and implementation services for our Indoor Intelligence systems, and professional services for work performed in conjunction with our systems.
Hardware and Software Revenue Recognition

For sales of hardware and software products, our performance obligation is satisfied at a point in time when they are shipped to the customer. This is when the customer has title to the product and the risks and rewards of ownership. The delivery of products to our customers occurs in a variety of ways, including (i) as a physical product shipped from our warehouse, (ii) via drop-shipment by a third-party vendor, or (iii) via electronic delivery with respect to software licenses. We leverage drop-ship arrangements with many of our vendors and suppliers to deliver products to customers without having to physically hold the inventory at our warehouse. In such arrangements, we negotiate the sale price with the customer, pay the supplier directly for the product shipped, bear credit risk of collecting payment from our customers and are ultimately responsible for the acceptability of the product and ensuring that such product meets the standards and requirements of the customer. Accordingly, we are the principal in the transaction with the customer and record revenue on a gross basis. We receive fixed consideration for sales of hardware and software products. Our customers generally pay within 30 to 60 days from the receipt of a customer approved invoice. We have elected the practical expedient to expense the costs of obtaining a contract when they are incurred because the amortization period of the asset that otherwise would have been recognized is less than a year.
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
Professional Services Revenue Recognition
Our professional services include milestone, fixed fee and time and materials contracts.
Professional services under milestone contracts are accounted for using the percentage of completion method. As soon as the outcome of a contract can be estimated reliably, contract revenue is recognized in the consolidated statement of operations in proportion to the stage of completion of the contract. Contract costs are expensed as incurred. Contract costs include all amounts that relate directly to the specific contract, are attributable to contract activity, and are specifically chargeable to the customer under the terms of the contract.
Professional services are also contracted on the fixed fee and time and materials basis. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. Our time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. We have elected the practical expedient to recognize revenue for the right to invoice because our right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts including maintenance service provided by in house personnel, we recognize revenue evenly over the service period using a time-based measure because we are providing continuous service. Because our contracts have an expected duration of one year or less, we have elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about the remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the years ended December 31, 2020 and 2019, we did not incur any such losses. These amounts are based on known and estimated factors.
SAVES by Inpixon Revenue Recognition
SAVES by Inpixon ("SAVES", formerly Systat) is a comprehensive set of data analytics and statistical visualization solutions for engineers and scientists.The Company enters into contracts with its customers whereby it grants a non-exclusive on-premise license for the use of its proprietary software. The contracts provide for either (i) a one-year stated term with a one-year renewal option (ii) a perpetual term or (iii) a two-year term for students with the option to upgrade to a perpetual license at the end of the term. The contracts may also provide for yearly on-going maintenance services for a specified price, which includes maintenance services, designated support, and enhancements, upgrades and improvements to the software (the “Maintenance Services”), depending on the contract. Licenses for on-premises software provide the customer with a right to use the software as it exists when made available to the customer. All software provides customers with the same functionality and differ mainly in the duration over which the customer benefits from the software.
The timing of our revenue recognition related to the SAVES revenue stream is dependent on whether the software licensing agreement entered into represents a good or service. Software that relies on an entity’s IP and is delivered only through a hosting arrangement, where the customer cannot take possession of the software, is a service. A software arrangement that is provided through an access code or key represents the transfer of a good. Licenses for on-premises software represents a good and provide the customer with a right to use the software as it exists when made available to the customer. Customers may purchase perpetual licenses or subscribe to licenses, which provide customers with the same functionality and differ mainly in the duration over which the customer benefits from the software. Revenue from distinct on-premises licenses is recognized upfront at the point in time when the software is made available to the customer.
Renewals or extensions of licenses are evaluated as distinct licenses (i.e., a distinct good or service), and revenue attributed to the distinct good or service cannot be recognized until (1) the entity provides the distinct license (or makes the license available) to the customer and (2) the customer is able to use and benefit from the distinct license. Renewal contracts are not combined with original contracts, and, as a result, the renewal right is evaluated in the same manner as all other additional rights granted after the initial contract. The revenue is not recognized until the customer can begin to use and benefit from the license, which is typically at the beginning of the license renewal period. Therefore, we recognize revenue resulting from renewal of licensed software at a point in time, specifically, at the beginning of the license renewal period.
We recognize revenue related to Maintenance Services evenly over the service period using a time-based measure because we are providing continuous service and the customer simultaneously receives and consumes the benefits provided by our performance as the services are performed.
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
Contract Balances
The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied. The Company had deferred revenue of approximately $1,922,000 and $912,000 as of December 31, 2020 and 2019, respectively, related to cash received in advance for product maintenance services and professional services provided by the Company’s technical staff. The Company expects to satisfy its remaining performance obligations for these maintenance services and professional services, and recognize the deferred revenue and related contract costs over the next twelve months.
Long-lived Assets
We account for our long-lived assets in accordance with Accounting Standards Codification (“ASC”) 360, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“ASC 360”), which requires that long-lived assets be evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. Some of the events or changes in circumstances that would trigger an impairment test include, but are not limited to:
•significant under-performance relative to expected and/or historical results (negative comparable sales growth or operating cash flows for two consecutive years);
•significant negative industry or economic trends;
•knowledge of transactions involving the sale of similar property at amounts below our carrying value; or
•our expectation to dispose of long-lived assets before the end of their estimated useful lives, even though the assets do not meet the criteria to be classified as “held for sale.”
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
When assessing the recoverability of our long-lived assets, which include property and equipment and finite-lived intangible assets, we make assumptions regarding estimated future cash flows and other factors. Some of these assumptions involve a high degree of judgment and also bear a significant impact on the assessment conclusions. Included among these assumptions are estimating undiscounted future cash flows, including the projection of comparable sales, operating expenses, capital requirements for maintaining property and equipment and residual value of asset groups. We formulate estimates from historical experience and assumptions of future performance, based on business plans and forecasts, recent economic and business trends, and competitive conditions. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge. Based on our evaluation we did not record a charge for impairment for the years ended December 31, 2020 and 2019.
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
We evaluate the remaining useful lives of long-lived assets and identifiable intangible assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. Such events or circumstances may include (but are not limited to): the effects of obsolescence, demand, competition, and/or other economic factors including the stability of the industry in which we operate, known technological advances, legislative actions, or changes in the regulatory environment. If the estimated remaining useful lives change, the remaining carrying amount of the long-lived assets and identifiable intangible assets would be amortized prospectively over that revised remaining useful life. We have determined that there were no events or circumstances during the years ended December 31, 2020 and 2019, which would indicate a revision to the remaining amortization period related to any of our long-lived assets. Accordingly, we believe that the current estimated useful lives of long-lived assets reflect the period over which they are expected to contribute to future cash flows and are therefore deemed appropriate.
Acquired In-Process Research and Development (“IPR&D”)
In accordance with authoritative guidance, we recognize IPR&D at fair value as of the acquisition date, and subsequently account for it as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. Once an IPR&D project has been completed, the useful life of the IPR&D asset is determined and amortized accordingly. If the IPR&D asset is abandoned, the remaining carrying value is written off. During fiscal year 2014, we acquired IPR&D through the acquisition of AirPatrol, in 2015 through the acquisition of the assets of LightMiner, in 2019 through the acquisitions of Locality, Jibestream and certain assets of GTX and in 2020 through the SYSTAT licensing agreement, the acquisition of certain assets of Ten Degrees, and the acquisition of Nanotron. Our IPR&D is comprised of AirPatrol, LightMiner, Locality, Jibestream, GTX, SYSTAT, Ten Degrees, and Nanotron, which was valued on the date of the acquisition. It will take additional financial resources to continue development of these technologies.
We continue to seek additional resources, through both capital raising efforts and meeting with industry experts, for further development of the AirPatrol, Locality, Jibestream, GTX, SYSTAT, Ten Degrees, and Nanotron technologies. Through December 31, 2020, we have made some progress with raising capital since these acquisitions, building our pipeline and getting industry acknowledgment. We have been recognized by leading industry analysts in a report on leading indoor positioning companies and were also awarded the IoT Security Excellence award by TMC and Crossfire Media. Management remains focused on growing revenue from these products and continues to pursue efforts to recognize the value of the AirPatrol, Locality, Jibestream, GTX, SYSTAT, Ten Degrees, and Nanotron technologies. Although there can be no assurance that these efforts will be successful, we intend to allocate financial and personnel resources when deemed possible and/or necessary. If we choose to abandon these efforts, or if we determine that such funding is not available, the related IPR&D will be subject to significant impairment.
Goodwill and Indefinite-lived Assets
We have recorded goodwill and other indefinite-lived assets in connection with our acquisitions of Shoom, Locality, Jibestream, GTX, the Systat Parties, and Nanotron. Goodwill, which represents the excess of acquisition cost over the fair value of the net tangible and intangible assets of the acquired company, is not amortized. Indefinite-lived intangible assets are stated at fair value as of the date acquired in a business combination. The recoverability of goodwill is evaluated at least annually and when events or changes in circumstances indicate that the carrying amount may not be recoverable.
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
Events and circumstances for an entity to consider in conducting the qualitative assessment are:
•Macroeconomic conditions such as a deterioration in general economic conditions, limitations on accessing capital, fluctuations in foreign exchange rates, or other developments in equity and credit markets.
•Industry and market considerations such as a deterioration in the environment in which an entity operates, an increased competitive environment, a decline in market-dependent multiples or metrics (considered in both absolute terms and relative to peers), a change in the market for an entity’s products or services, or a regulatory or political development.
•Cost factors such as increases in raw materials, labor, or other costs that have a negative effect on earnings and cash flows.
•Overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods.
•Other relevant entity-specific events such as changes in management, key personnel, strategy, or customers, contemplation of bankruptcy, or litigation.
•Events affecting a reporting unit such as a change in the composition or carrying amount of its net assets, a more-likely-than-not expectation of selling or disposing of all, or a portion, of a reporting unit, the testing for recoverability of a significant asset group within a reporting unit, or recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.
•If applicable, a sustained decrease in share price (considered in both absolute terms and relative to peers).
Impairment of Long-Lived Assets Subject to Amortization
We amortize intangible assets with finite lives over their estimated useful lives and review them for impairment whenever an impairment indicator exists. We continually monitor events and changes in circumstances that could indicate carrying amounts of our long-lived assets, including our intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. We did not recognize any intangible asset impairment charges for the years ended December 31, 2020 and 2019. See “Acquired In-Process Research and Development (“IPR&D”)” for further information.
Deferred Income Taxes
In accordance with ASC 740 “Income Taxes” (“ASC 740”), management routinely evaluates the likelihood of the realization of its income tax benefits and the recognition of its deferred tax assets. In evaluating the need for any valuation allowance, management will assess whether it is more likely than not that some portion, or all, of the deferred tax asset may not be realized on a jurisdictional basis. Ultimately, the realization of deferred tax assets is dependent upon the generation of future taxable income during those periods in which temporary differences become deductible and/or tax credits and tax loss carry-forwards can be utilized. In performing its analyses, management considers both positive and negative evidence including historical financial performance, previous earnings patterns, future earnings forecasts, tax planning strategies, economic and business trends and the potential realization of net operating loss carry-forwards within a reasonable timeframe. To this end, management considered (i) that we have had historical losses in the prior years and cannot anticipate generating a sufficient level of future profits in order to realize the benefits of our deferred tax asset; (ii) tax planning strategies; and (iii) the adequacy of future income as of and for the year ended December 31, 2019, based upon certain economic conditions and historical losses through December 31, 2020. After consideration of these factors, management deemed it appropriate to establish a full valuation allowance with respect to the deferred tax assets for Inpixon and Inpixon Canada.
A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax filings that do not meet these recognition and measurement standards. As of December 31, 2020 and 2019, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the years ended December 31, 2020 and 2019.
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

As of December 31, 2020 and 2019, reserves for credit losses included a reserve for doubtful accounts of approximately $235,000 and $646,000, respectively, due to the aging of the items greater than 90 days outstanding and other potential non-collections.
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
The principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:

	For the Years Ended December 31,
	2020	2019
Risk-free interest rate	0.33-0.35%	1.77-2.66%
Expected life of option grants	5 years	7 years
Expected volatility of underlying stock	34.43%	49.48-106.16%
Dividends assumption	$—	$—
During the year ended December 31, 2020 and 2019, the Company recorded a charge of $1.2 million and $3.2 million, respectively, for the amortization of employee stock options.
RESULTS OF OPERATIONS
Year Ended December 31, 2020 compared to the Year Ended December 31, 2019
The following table sets forth selected consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	For the Years Ended
	2020		2019
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	$ Change	% Change*
Revenues	$9,297	100%	$6,301	100%	$2,996	48%
Cost of revenues	$2,613	28%	$1,609	26%	$1,004	62%
Gross profit	$6,684	72%	$4,692	74%	$1,992	42%
Operating expenses	$30,478	328%	$25,502	405%	$4,976	20%
Loss from operations	$(23,794)	(256)%	$(20,810)	(330)%	$(2,984)	14%
Net loss	$(29,214)	(314)%	$(33,982)	(539)%	$(4,768)	(14)%
Net loss attributable to stockholders of Inpixon	$(29,229)	(314)%	$(33,991)	(539)%	$(4,762)	(14)%
*    Amounts used to calculate dollar and percentage changes are based on numbers in the thousands. Accordingly, calculations in this item, which may be rounded to the nearest hundred thousand, may not produce the same results.
Revenues
Revenues for the year ended December 31, 2020 were $9.3 million compared to $6.3 million for the comparable period in the prior year for an increase of approximately $3.0 million, or approximately 48%. Revenues increased approximately $1.2 million from the Systat License Agreement, approximately $0.9 million from the Nanotron acquisition and approximately $0.9 million from existing product lines over the prior comparable period.
Cost of Revenues
Cost of revenues for the year ended December 31, 2020 were $2.6 million compared to $1.6 million for the comparable period in the prior year. This increase in cost of revenues of approximately $1.0 million, or approximately 62%, was primarily attributable to the increase in revenues from the Systat License Agreement, Nantoron acquisition and the existing product lines.
The gross profit margin for the year ended December 31, 2020 was 72% compared to 74% for the year ended December 31, 2019. This decrease in margin is primarily due to to lower gross profit margins from the Nanotron acquisition.
Operating Expenses
Operating expenses for the year ended December 31, 2020 were $30.5 million and $25.5 million for the comparable period ended December 31, 2019. This increase of $5.0 million is primarily attributable to increased operating expenses of the Systat licensing product line, Nanotron acquisition, increased operating expense of the Jibestream division as it was included for a full twelve months during 2020, increased professional fees and marketing expenses offset by a decrease in travel expenses, stock based compensation and amortization of intangibles.
Loss From Operations
Loss from operations for the year ended December 31, 2020 was $23.8 million as compared to $20.8 million for the comparable period in the prior year. This increase in loss of approximately $3.0 million was primarily attributable to higher operating expenses offset by the increase in gross profit for the year ended December 31, 2020.
Other Income/Expense
Other income/expense for the year ended December 31, 2020 was a loss of $5.5 million compared to a loss of $13.8 million for the comparable period in the prior year. This decrease in loss of approximately $8.3 million is primarily attributable to a decrease in the valuation allowance adjustment in connection with a Note Receivable from Sysorex.
Provision for Income Taxes
There was an income tax benefit of $56,000 for the year ended December 31, 2020 related to the acquisition of intangibles and net operating losses of Locality and Jibestream. There was no provision for income taxes for the year ended

December 31, 2019 as the Company was in a net taxable loss position. Deferred tax assets resulting from such losses are fully reserved as of December 31, 2020 and 2019 for Inpixon and Inpixon Canada since, at present, the Company has no history of taxable income and it is more likely than not that such assets will not be realized.
Net Gain Attributable To Non-Controlling Interest
Net gain attributable to non-controlling interest for the years ended December 31, 2020 and 2019 was $15,000 and $9,000, respectively. This increase of $6,000 was attributable to the gain from Inpixon India and is immaterial.
Net Loss Attributable To Stockholders of Inpixon
Net loss attributable to stockholders for the year ended December 31, 2020 was $29.2 million compared to $34.0 million for the comparable period in the prior year. This decrease in loss of approximately $4.8 million was primarily attributable to the increase in operating expenses offset by the increase in gross margin and the decrease in the valuation allowance adjustment.
Non-GAAP Financial information
EBITDA
EBITDA is defined as net income (loss) before interest, provision for (benefit from) income taxes, and depreciation and amortization. Adjusted EBITDA is used by our management as the matrix in which it manages the business. It is defined as EBITDA plus adjustments for other income or expense items, non-recurring items and non-cash stock-based compensation.
Adjusted EBITDA for the year ended December 31, 2020 was a loss of $17.1 million compared to a loss of $11.1 million for the prior year period.
The following table presents a reconciliation of net income/loss attributable to stockholders of Inpixon, which is our GAAP operating performance measure, to Adjusted EBITDA for the years ended December 31, 2020 and 2019 (in thousands):

	For the Years Ended December 31,
	2020	2019
Net loss attributable to common stockholders	$(29,229)	$(35,241)
Adjustments:
Non-recurring one-time charges:
Loss on exchange of debt for equity	210	294
Provision for valuation allowance on held for sale loan	2,370	10,627
Provision for the valuation allowance for related party receivable	648	—
Settlement of litigation	—	6
Acquisition transaction/financing costs	1,057	1,277
Costs associated with public offering	—	50
Severance	—	161
Provision for doubtful accounts	956	558
Deemed dividend for triggering of warrant down round feature	—	1,250
Stock-based compensation - compensation and related benefits	1,194	3,489
Interest expense, net	2,426	2,277
Income tax benefit	(87)	(584)
Depreciation and amortization	3,371	4,752
Adjusted EBITDA	$(17,084)	$(11,084)
We rely on Adjusted EBITDA, which is a non-GAAP financial measure for the following:
•To review and assess the operating performance of our Company as permitted by Accounting Standards Codification Topic 280, Segment Reporting;

•To compare our current operating results with corresponding periods and with the operating results of other companies in our industry;
•As a basis for allocating resources to various projects;
•As a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and
•To evaluate internally the performance of our personnel.
We have presented Adjusted EBITDA above because we believe it conveys useful information to investors regarding our operating results. We believe it provides an additional way for investors to view our operations, when considered with both our GAAP results and the reconciliation to net income (loss). By including this information, we can provide investors with a more complete understanding of our business. Specifically, we present Adjusted EBITDA as supplemental disclosure because of the following:
•We believe Adjusted EBITDA is a useful tool for investors to assess the operating performance of our business without the effect of interest, income taxes, depreciation and amortization and other non-cash items including stock based compensation, amortization of intangibles, change in the fair value of shares to be issued, change in the fair value of derivative liability, impairment of goodwill and one time charges including gain/loss on the settlement of obligations, severance costs, provision for doubtful accounts, acquisition costs and the costs associated with the public offering.
•We believe that it is useful to provide to investors with a standard operating metric used by management to evaluate our operating performance; and
•We believe that the use of Adjusted EBITDA is helpful to compare our results to other companies.
Even though we believe Adjusted EBITDA is useful for investors, it does have limitations as an analytical tool. Thus, we strongly urge investors not to consider this metric in isolation or as a substitute for net income (loss) and the other consolidated statement of operations data prepared in accordance with GAAP. Some of these limitations include the fact that:
•Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;
•Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•Adjusted EBITDA does not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our debt;
•Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;
•Adjusted EBITDA does not reflect income or other taxes or the cash requirements to make any tax payments; and
•Other companies in our industry may calculate Adjusted EBITDA differently than we do, thereby potentially limiting its usefulness as a comparative measure.
Because of these limitations, Adjusted EBITDA should not be considered a measure of discretionary cash available to us to invest in the growth of our business or as a measure of performance in compliance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and providing Adjusted EBITDA only as supplemental information.
Proforma Non-GAAP Net Loss per Share
Basic and diluted net loss per share for the year ended December 31, 2020 was ($1.01) compared to ($47.52) for the prior year period. The decreased loss per share in 2020 was attributable to the changes discussed in our results of operations.

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
Proforma non-GAAP net loss per basic and diluted common share for the year ended December 31, 2020 was ($0.71) compared to a loss of ($18.75) per share for the prior year period.
The following table presents a reconciliation of net loss per basic and diluted share, which is our GAAP operating performance measure, to proforma non-GAAP net loss per share for the periods reflected (in thousands, except per share data):

	For the Years Ended December 31,
(thousands, except per share data)	2020	2019
Net loss attributable to common stockholders	$(29,229)	$(35,241)
Adjustments:
Non-recurring one-time charges:
Loss on the exchange of debt for equity	210	294
Provision for valuation allowance on held for sale loan	2,370	10,627
Provision for the valuation allowance for related party receivable	648	—
Settlement of litigation	—	6
Acquisition transaction/financing costs	1,057	1,277
Costs associated with public offering	—	50
Severance	—	161
Provision for doubtful accounts	956	558
Deemed dividend for triggering of warrant down round feature	—	1,250
Stock-based compensation - compensation and related benefits	1,194	3,489
Amortization of intangibles	2,306	3,629
Proforma non-GAAP net loss	$(20,488)	$(13,900)
Proforma non-GAAP net loss per basic and diluted common share	$(0.71)	$(18.75)
Weighted average basic and diluted common shares outstanding	28,800,493	741,530
We rely on proforma non-GAAP net loss per share, which is a non-GAAP financial measure:
•To review and assess the operating performance of our Company as permitted by Accounting Standards Codification Topic 280, Segment Reporting;
•To compare our current operating results with corresponding periods and with the operating results of other companies in our industry;
•As a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and
•To evaluate internally the performance of our personnel.
We have presented proforma non-GAAP net loss per share above because we believe it conveys useful information to investors regarding our operating results. We believe it provides an additional way for investors to view our operations, when considered with both our GAAP results and the reconciliation to net income (loss), and that by including this information we can provide investors with a more complete understanding of our business. Specifically, we present proforma non-GAAP net loss per share as supplemental disclosure because:
•We believe proforma non-GAAP net loss per share is a useful tool for investors to assess the operating performance of our business without the effect of non-cash items including stock based compensation, amortization of intangibles and one time charges including gain on the settlement of obligations, severance costs, provision for doubtful accounts, change in the fair value of shares to be issued, acquisition costs and the costs associated with the public offering.
•We believe that it is useful to provide to investors a standard operating metric used by management to evaluate our operating performance; and
•We believe that the use of proforma non-GAAP net loss per share is helpful to compare our results to other companies.
Liquidity and Capital Resources as of December 31, 2020
Our current capital resources and operating results as of and through December 31, 2020, consist of:
1)an overall working capital surplus of approximately $18.2 million;
2)cash of approximately $18.0 million;
3)ATM equity facility in an aggregate offering amount of up to $150 million of which we have raised approximately $46.1 million of net proceeds after subtracting sales commissions and other offering costs as of December 31, 2020; and
4)net cash used by operating activities for the year ended December 31, 2020 of $20.6 million.
The breakdown of our overall working capital deficit is as follows (in thousands):

Working Capital	Assets	Liabilities	Net
Cash and cash equivalents	$17,996	$—	$17,996
Accounts receivable, net / accounts payable	1,739	908	831
Inventory	1,243		1,243
Short-term investments	7,998		7,998
Accrued liabilities		2,739	(2,739)
Operating lease obligation	—	647	(647)
Deferred revenue	—	1,922	(1,922)
Notes and other receivables / Short-term debt	152	5,401	(5,249)
Other	1,197	500	697
Total	$30,325	$12,117	$18,208
Net cash used in operating activities during the year ended December 31, 2020 of $20.6 million consists of net loss of $29.2 million offset by non-cash adjustments of approximately $11.8 million less net cash changes in operating assets and liabilities of approximately $3.2 million.
During the first quarter of 2020, we raised $5 million in gross proceeds in connection with a debt financing, during the year ended December 31, 2020 we raised net proceeds of approximately $46.1 million in connection with sales under the ATM and net proceeds of approximately $9.2 million from a registered direct offering, and subsequent to December 31, 2020 we raised net proceeds of approximately $77.2 million from the sale of our securities in connection with registered direct offerings and the exercise of warrants. Given our current cash balances and budgeted cash flow requirements, the Company believes such funds are sufficient to support ongoing operations for the next 12 months from the issuance date of the financial statements. However, general economic or other conditions resulting from COVID 19 or other events materially may impact the liquidity of our common stock or our ability to continue to access capital from the sale of our securities to support our growth plans. Our business has been impacted by the COVID-19 pandemic and may continue to be impacted. While we have been able to continue operations remotely, we have and continue to experience supply chain constraints and delays in the receipt of certain components of our products impacting delivery times for our products. We have also seen some impact in the demand of certain products and delays in certain projects and customer orders either because they require onsite services which could not be performed while shelter in place orders were in effect, compliance with new rules and regulations resulting from the pandemic or because of the uncertainty of the customer’s financial position and ability to invest in our technology. Despite these challenges, including a decline in revenue for certain existing product lines, we were able to realize growth in total revenue for the year ended December 31, 2020 when compared to the year ended 2019, as a result of the addition of new product lines including a full year of sales associated with our mapping product, the addition of the SAVES product lines following the second quarter of 2020 and the addition of the RTLS product line in the fourth quarter of 2020. The total impact that COVID-19 will have on general economic conditions is continuously evolving and the impact it may continue to have on our results of operations continues to remain uncertain and there are no assurances that we will be able to continue to experience the same growth or not be materially adversely effected. A further discussion of the impact of the COVID-19 pandemic on our business is set forth below in Part II, Item 1A. Risk Factors.The Company is also pursuing possible strategic transactions and may raise such additional capital as needed, using our equity securities, an assignment of the remaining note receivable from Sysorex and/or cash and debt financings in combinations appropriate for each acquisition.
Liquidity and Capital Resources as of December 31, 2020 Compared With December 31, 2019
The Company’s net cash flows used in operating, investing and financing activities for the years ended December 31, 2020 and 2019 and certain balances as of the end of those periods are as follows (in thousands):

	For the Years Ended December 31,
	2020	2019
Net cash used in operating activities	$(20,601)	$(10,665)
Net cash used in investing activities	(23,507)	(5,108)
Net cash provided by financing activities	57,259	19,406
Effect of foreign exchange rate changes on cash	(4)	68
Net increase in cash and cash equivalents	$13,147	$3,701

	As of December 31, 2020	As of December 31, 2019
Cash and cash equivalents	$17,996	$4,777
Working capital surplus (deficit)	$18,208	$(6,975)
Operating Activities for the year ended December 31, 2020
Net cash used in operating activities during the year ended December 31, 2020 was approximately $21.0 million. The cash flows related to the year ended December 31, 2020 consisted of the following (in thousands):

Net loss	$(29,214)
Non-cash income and expenses	11,846
Net change in operating assets and liabilities	(3,233)
Net cash used in operating activities	$(20,601)

The non-cash income and expense of approximately $12.0 million consisted primarily of the following (in thousands):

$3,371	Depreciation and amortization expenses (including amortization of intangibles) primarily attributable to the Shoom, AirPatrol, LightMiner, Locality, GTX, Jibestream, Systat, Ten Degrees and Nanotron, which were acquired effective August 31, 2013, April 16, 2014, November 21, 2016, May 21, 2019, June 27, 2019, August 15, 2019, June 30, 2020, August 19, 2020 and October 6, 2020, respectively.
490	Amortization of right of use asset
(32)	Accrued interest income, related party
1,194	Stock-based compensation expense attributable to warrants and options issued as part of Company operations
210	Loss on exchange of debt for equity
2,594	Amortization of debt discount
2,370	Provision for the valuation allowance held for sale loan
(87)	Income tax benefit
956	Provision for doubtful accounts
138	Provision for inventory obsolescence
648	Provision for the valuation allowance related party receivable
(6)	Other
$11,846	Total non-cash expenses
The net cash used in the change in operating assets and liabilities aggregated approximately $3.2 million and consisted primarily of the following (in thousands):

$(964)	Increase in accounts receivable and other receivables
(928)	Increase in inventory, other current assets and other assets
(1,815)	Decrease in accounts payable
722	Increase in accrued liabilities and other liabilities
(490)	Decrease in operating lease liabilities
242	Increase in deferred revenue
$(3,233)	Net cash used in the changes in operating assets and liabilities

Operating Activities for the year ended December 31, 2019
Net cash used in operating activities during the years ended December 31, 2019 was approximately $10.7 million. The cash flows related to the year ended December 31, 2019 consisted of the following (in thousands):

Net loss	$(33,982)
Non-cash income and expenses	21,602
Net change in operating assets and liabilities	1,715
Net cash used in operating activities	$(10,665)
The non-cash income and expense of approximately $21.6 million consisted primarily of the following (in thousands):

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
The net use of cash in the change in operating assets and liabilities aggregated approximately $1.7 million and consisted primarily of the following (in thousands):

$46	Decrease in accounts receivable and other receivables
(85)	Increase in inventory, other current assets and other assets
1,189	Increase in accounts payable
1,072	Increase in accrued liabilities and other liabilities
(507)	Decrease in deferred revenue
$1,715	Net use of cash in the changes in operating assets and liabilities

Cash Flows from Investing Activities as of December 31, 2020 and 2019
Net cash flows used in investing activities during 2020 was approximately $23.5 million compared to net cash flows used in investing activities during 2019 of approximately $5.1 million. Cash flows related to investing activities during the year ended December 31, 2020 include $972,000 for the purchase of property and equipment, $862,000 for investment in capitalized software, $8.0 million for a short term investment, $2.2 million for cash paid the in Systat License Agreement, $1.5 million for cash paid for the Ten Degrees acquisition, $7.8 million for cash paid in the Nanotron acquisition, $311,000 of cash acquired in the Nanotron acquisition, and $2.5 million for a long term investment. Cash flows related to investing activities during the year ended December 31, 2019 include $89,000 for the purchase of property and equipment, $927,000 investment in capitalized software, $250,000 for cash paid for the GTX asset acquisition, $204,000 for cash paid for the Locality acquisition, $70,000 of cash acquired in the Locality acquisition, $3.7 million for cash paid for the Jibestream acquisition, and $6,000 of cash acquired in the Jibestream acquisition..
Cash Flows from Financing Activities as of December 31, 2020 and 2019
Net cash flows provided by financing activities during the year ended December 31, 2020 was $57.3 million. Net cash flows provided by financing activities during the year ended December 31, 2019 was $19.4 million. During the year ended December 31, 2020, the Company received incoming cash flows of $55.4 million for the issuance of common stock, preferred stock and warrants, repaid $74,000 of notes payable, loaned $2.6 million to related parties, received $200,000 of repayments from related parties, received $5.0 million of net proceeds from promissory notes, paid a $500,000 acquisition liability to the pre-acquisition shareholders of Locality, and made $150,000 of repayments to a bank facility. During the year ended December 31, 2019, the Company received incoming cash flows of $20.7 million from the issuance of common stock, preferred stock and warrants, $1.8 million of repayments from a related party note, $7.5 million from promissory notes and $127,000 of net proceeds from a bank facility, offset by $10.3 million of loans to related party, $210,000 repayments of an acquisition liability, $141,000 loan to Jibestream, $50,000 loan to GTX, $31,000 of advances to a related party and $70,000 repayments of notes payable.
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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Inpixon and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Intangible Assets for Business Acquisitions

Description of the Matter

During the year ended December 31, 2020 the Company completed certain business combinations and asset acquisitions for net aggregate consideration of approximately $13 million. The transactions were accounted for as a business combination. Accordingly, the purchase price was allocated, on a preliminary basis, to the assets acquired and liabilities assumed, based on their respective fair values identified including intangible assets with aggregate fair values of approximately $12.4 million. The Company, with the assistance of third party valuation experts, estimated the fair values of the identified intangible assets using valuation models. Such valuation models require significant assumptions; these assumptions are primarily related to the complexity of the valuation models used to measure the fair values as well as the sensitivity of the fair values identified. The significant assumptions used to estimate the fair value of the identified intangible assets included discount rates, attrition rates, economic lives and financial projections including comparable company specific data. These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in our Audit

Our audit procedures related to the forecasts of future cash flows and the selection of the attrition rates, terminal growth rates and discount rates for the identified intangible assets for the acquired entities included the following:

• We assessed the reasonableness of fiscal year 2020 forecasted cash flows of revenues and operating margins by comparing them to the acquired entities actual 2020 cash flows.

• We assessed the reasonableness of the forecasted revenue growth rates and operating margins including the cash flow forecast period by comparing them to the acquired entities’ actual revenue growth rates and operating margins during the most recent historical periods.

• We performed sensitivity analyses of the significant assumptions used in the valuation model to evaluate the change in fair value resulting from changes in the significant assumptions.

• With the assistance of our value specialists, we evaluated the reasonableness of the (1) valuation methodologies; (2) terminal growth rates by comparing them to industry growth rates and the projected nominal gross domestic product (GDP) growth rate; (3) customer attrition rates by testing the mathematical accuracy of the rates used and comparing them to historical customer data; and (4) discount rates, which included testing the source information underlying the determination of the discount rates, testing the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rates selected by management.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2012.

New York NY
March 31, 2021

INPIXON AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and par value data)

	As of December 31, 2020	As of December 31, 2019
Assets

Current Assets
Cash and cash equivalents	$17,996	$4,777
Accounts receivable, net of allowances of $235 and $646, respectively	1,739	1,108
Notes and other receivables	152	74
Inventory	1,243	400
Short-term investments	7,998	—
Prepaid expenses and other current assets	1,197	406

Total Current Assets	30,325	6,765

Property and equipment, net	1,445	145
Operating lease right-of-use asset, net	2,077	1,585
Software development costs, net	1,721	1,544
Long-term investments	2,500	—
Intangible assets, net	14,203	8,400
Goodwill	6,588	2,070
Receivable from related party	—	616
Other assets	152	94

Total Assets	$59,011	$21,219

INPIXON AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except number of shares and par value data)

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$908	$2,383
Accrued liabilities	2,739	1,863
Operating lease obligation, current	647	776
Deferred revenue	1,922	912
Short-term debt	5,401	7,304
Acquisition liability	500	502

Total Current Liabilities	12,117	13,740

Long Term Liabilities
Operating lease obligation, noncurrent	1,457	837
Other liabilities, noncurrent	7	7
Deferred tax liability, noncurrent	—	87
Acquisition liability, noncurrent	750	500

Total Liabilities	14,331	15,171

Commitments and Contingencies

Stockholders’ Equity
Pref Stock - $0.001 par value; 5,000,000 shares authorized
Series 4 Convertible Pref Stock - 10,415 shares auth; 1 and 1 issued, and 1 and 1 outstanding as of December 31, 2020 and December 31, 2019, respectively	—	—
Series 5 Convertible Pref Stock - 12,000 shares auth; 126 and 0 issued, and 126 and 0 outstanding as of December 31, 2020 and December 31, 2019, respectively.	—	—
Common Stock - $0.001 par value; 250,000,000 shares authorized; 53,178,462 and 4,234,923 issued and 53,178,461 and 4,234,922 outstanding as of December 31, 2020 and December 31, 2019, respectively.	53	4
Additional paid-in capital	225,613	158,382
Treasury stock, at cost, 1 share	(695)	(695)
Accumulated other comprehensive income	660	94
Accumulated deficit (excluding $2,442 reclassified to additional paid in capital in quasi-reorganization)	(180,992)	(151,763)

Stockholders’ Equity Attributable to Inpixon	44,639	6,022

Non-controlling Interest	41	26

Total Stockholders’ Equity	44,680	6,048

Total Liabilities and Stockholders’ Equity	$59,011	$21,219
The accompanying notes are an integral part of these financial statements

INPIXON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Years Ended December 31,
	2020	2019
Revenues	9,297	6,301

Cost of Revenues	2,613	1,609

Gross Profit	6,684	4,692

Operating Expenses
Research and development	6,523	3,893
Sales and marketing	5,331	3,043
General and administrative	15,261	13,660
Acquisition-related costs	1,057	1,277
Amortization of intangibles	2,306	3,629

Total Operating Expenses	30,478	25,502

Loss from Operations	(23,794)	(20,810)

Other Expense
Interest expense, net	(2,426)	(2,277)
Loss on exchange of debt for equity	(210)	(294)
Provision for valuation allowance on related party loan - held for sale	(2,370)	(10,627)
Other expense	(470)	(558)
Total Other Expense	(5,476)	(13,756)

Net Loss, before tax	(29,270)	(34,566)
Income tax benefit	56	584
Net Loss	(29,214)	(33,982)

Net Income Attributable to Non-controlling Interest	15	9

Net Loss Attributable to Stockholders of Inpixon	$(29,229)	$(33,991)

Deemed dividend for triggering of warrant down round feature	—	(1,250)
Net Loss Attributable to Common Stockholders	(29,229)	(35,241)

Net Loss Per Basic and Diluted Common Share
Net Loss Per Share - Basic and Diluted	$(1.01)	$(47.52)

Weighted Average Shares Outstanding
Basic and Diluted	28,800,493	741,530
The accompanying notes are an integral part of these financial statements

INPIXON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	For the Years Ended December 31,
	2020	2019
Net Loss	$(29,214)	$(33,982)
Unrealized foreign exchange gain from cumulative translation adjustments	566	68

Comprehensive Loss	$(28,648)	$(33,914)
The accompanying notes are an integral part of these financial statements

INPIXON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)

	Series 4 Convertible Preferred Stock		Series 5 Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance - January 1, 2020	1	$—	126	$—	4,234,922	$4	$158,382	(1)	$(695)	$94	$(151,763)	$26	$6,048
Common Shares issued for net cash proceeds of a public offering	—	—	—	—	33,416,830	33	46,110	—	—	—	—	—	$46,143
Common Shares issued for net cash proceeds from a registered direct offering	—	—	—	—	5,000,000	5	9,200	—	—	—	—	—	$9,205
Common shares issued for extinguishment of debt	—	—	—	—	6,863,223	7	9,929	—	—	—	—	—	$9,936
Common shares issued for extinguishment of liability	—	—	—	—	183,486	0.2	200	—	—	—	—	—	$200
Common shares issued for net proceeds from warrants exercised	—	—	—	—	3,000,000	3	—	—	—	—	—	—	$3
Stock options granted to employees and consultants for services	—	—	—	—	—	—	1,193	—	—	—	—	—	$1,193
Issuance of Ten Degrees Acquisition shares	—	—	—	—	480,000	0.5	599	—	—	—	—	—	$599
Cumulative Translation Adjustment	—	—	—	—	—	—	—	—	—	566	—	—	$566
Net loss	—	—	—	—	—	—	—	—	—	—	(29,229)	15	$(29,214)
Balance - December 31, 2020	1	—	126	—	53,178,461	$53	$225,613	(1)	$(695)	$660	$(180,992)	$41	$44,680
The accompanying notes are an integral part of these financial statements

INPIXON AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
(In thousands, except per share data)

	Series 4 Convertible Preferred Stock		Series 5 Convertible Preferred Stock		Series 6 Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock			Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance - January 1, 2019	1	$—	—	$—	—	$—	35,154	$—	$123,226	(1)	$(695)		$26	$(117,772)	$18	$4,803
Common and Preferred Shares issued for net cash proceeds of a public offering	—	—	12,000	—	2,997	—	1,615,287	2	20,679	—	—		—	—	—	20,681
Common shares issued for extinguishment of debt	—	—	—	—	—	—	1,542,633	1	7,301	—	—		—	—	—	7,302
Common shares issued for net proceeds from warrants exercised	—	—	—	—	—	—	306	—	46	—	—		—	—	—	46
Common shares issued for warrants exercised	—	—	—	—	—	—	425,952	1	(1)	—	—		—	—	—	—
Common stock issued for stock options exercised	—	—	—	—	—	—	14	—	—	—	—		—	—	—	—
Redemption of convertible Series 5 Preferred Stock	—	—	(11,874)	—	—	—	79,242	—	—	—	—		—	—	—	—
Redemption of convertible Series 6 Preferred Stock	—	—	—	—	(2,997)	—	240,001	—	—	—	—		—	—	—	—
Common shares issued for extinguishment of liability	—	—	—	—	—	—	16,655	—	1,130	—	—		—	—	—	1,130
Common shares issued for services	—	—	—	—	—	—	4,445	—	242	—	—		—	—	—	242
Stock options granted to employees and consultants for services	—	—	—	—	—	—	—	—	3,247	—	—		—	—	—	3,247
Issuance of Locality Acquisition Shares	—	—	—	—	—	—	14,445	—	513	—	—	—	—	—	—	513
Issuance of GTX Acquisition Shares	—	—	—	—	—	—	22,223	—	650	—	—	—	—	—	—	650
Issuance of Jibestream Acquisition Shares	—	—	—	—	—	—	176,289	—	1,349	—	—	—	—	—	—	1,349
Fractional shares issued for stock split	—	—	—	—	—	—	62,276	—	—	—	—	—	—	—	—	—
Cumulative Translation Adjustment	—	—	—	—	—	—	—	—	—	—	—		68	—	—	68
Net loss	—	—	—	—	—	—	—	—	—	—	—		—	(33,991)	8	(33,983)
Balance - December 31, 2019	1	$—	126	$—	—	$—	4,234,922	$4	$158,382	(1)	$(695)		$94	$(151,763)	$26	$6,048

INPIXON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2020	2019
Cash Flows Used in Operating Activities
Net loss	$(29,214)	$(33,982)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	826	1,123
Amortization of intangible assets	2,545	3,633
Amortization of right of use asset	490	398
Stock based compensation	1,194	3,489
Amortization of technology	—	66
Loss on exchange of debt for equity	210	294
Amortization of debt discount	2,594	2,221
Accrued interest income, related party	(32)	—
Provision for doubtful accounts	956	558
Provision for inventory obsolescence	138	—
Provision for the valuation allowance held for sale loan	2,370	10,627
Provision for the valuation allowance related party receivable	648	—
Income tax benefit	(87)	(584)
Other expenses	(6)	(223)

Changes in operating assets and liabilities:
Accounts receivable and other receivables	(964)	46
Inventory	(117)	171
Prepaid expenses and other current assets	(563)	156
Other assets	(248)	(412)
Accounts payable	(1,815)	1,189
Accrued liabilities	269	521
Deferred revenue	242	(507)
Operating lease obligation	(490)	—
Other liabilities	453	551
Total Adjustments	8,613	23,317

Net Cash Used in Operating Activities	(20,601)	(10,665)

Cash Flows Used in Investing Activities
Purchase of property and equipment	(972)	(89)
Investment in capitalized software	(862)	(927)
Investment in short term investment	(7,998)	—
Investment in Systat Licensing Agreement	(2,200)	—
Investment in Ten Degrees	(1,500)	—
Investment in Nanotron	(7,786)	—
Investment in long term investment	(2,500)	—
Cash paid for the acquisition of GTX	—	(250)
Cash paid for the acquisition of Locality	—	(204)

INPIXON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

Cash paid for the acquisition of Jibestream	—	(3,714)
Cash acquired in the Locality acquisition	—	70
Cash acquired in the Jibestream acquisition	—	6
Cash acquired in the Nanotron acquisition	311	—
Net Cash Flows Used in Investing Activities	$(23,507)	$(5,108)

Cash Flows From Financing Activities
Net (repayments) proceeds to bank facility	(150)	127
Net proceeds from issuance of common stock, preferred stock and warrants	55,352	20,725
Repayment of notes payable	(74)	(70)
Loans to related party	(2,569)	(10,276)
Repayments from related party	200	1,832
Advances to related party	—	(31)
Loan to Jibestream	—	(141)
Loan to GTX	—	(50)
Net proceeds from promissory notes	5,000	7,500
Repayment of acquisition liability to Locality shareholders	(500)	(210)
Net Cash Provided By Financing Activities	57,259	19,406

Effect of Foreign Exchange Rate on Changes on Cash	(4)	68

Net Increase in Cash, Cash Equivalents and Restricted Cash	13,147	3,701

Cash, Cash Equivalents and Restricted Cash - Beginning of period	4,849	1,148

Cash, Cash Equivalents and Restricted Cash - End of period (Note 2)	$17,996	$4,849

Supplemental Disclosure of cash flow information:
Cash paid for:
Interest	$4	$20
Income Taxes	$—	$—

Non-cash investing and financing activities
Common shares issued for extinguishment of liability	$200	$1,130
Common shares issued for extinguishment of debt	$9,936	$7,302
Right of use asset obtained in exchange for lease liability	$557	$1,675
Common shares issued for GTX acquisition	$—	$650
Common shares issued for Locality acquisition	$—	$513
Common shares issued for Jibestream acquisition	$—	$1,349
Common shares issued for Ten Degrees acquisition	$600	$—
The accompanying notes are an integral part of these financial statements

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 1 - Organization and Nature of Business
Inpixon, and its wholly-owned subsidiaries, Inpixon Canada, Inc. (“Inpixon Canada”) and Jibestream, Inc. (“Jibestream”), which was amalgamated into Inpixon Canada on January 1, 2020, Inipixon Limited ("Inpixon UK"), Inpixon GmbH ("Inpixon Germany"), as well as Inpixon Germany's wholly-owned subsidiary, Nanotron GmbH ("Nanotron"), and its majority-owned subsidiary Inpixon India Limited (“Inpixon India”) (unless otherwise stated or the context otherwise requires, the terms “Inpixon” “we,” “us,” “our” and the “Company” refer collectively to Inpixon and the aforementioned subsidiaries), are an indoor intelligence company. Our business and government customers use our solutions to secure, digitize and optimize their indoor spaces with our positioning, mapping, RTLS (real time location systems) and analytics products. Our indoor intelligence platform uses sensor technology to detect accessible cellular, Wi-Fi, Bluetooth, ultra-wide band (“UWB”) and chirp signals emitted from devices within a venue providing positional information similar to what global positioning system (“GPS”) satellite systems provide for the outdoors. Combining this positional data with our dynamic and interactive mapping solution and a high-performance analytics engine, yields near real time insights to our customers providing them with visibility, security and business intelligence within their indoor spaces. Our highly configurable platform can also ingest data from our customers’ and other third-party sensors, Wi-Fi access points, Bluetooth beacons, video cameras, and big data sources, among others, to maximize indoor intelligence. The Company also offers digital tear-sheets with optional invoice integration, digital ad delivery, and an e-edition designed for reader engagement for the media, publishing and entertainment industry and a comprehensive set of data analytics and statistical visualization solutions with its SAVES product line catering to the needs of engineers and scientists. The Company is headquartered in Palo Alto, California, and has subsidiary offices in Coquitlam, Canada, New Westminster, Canada, Toronto, Canada, Slough, United Kingdom, Ratingen, Germany, Berlin, Germany, Bangalore, India and Hyderabad, India.
On May 21, 2019, the Company acquired Locality Systems Inc. (“Locality”), a technology company based near Vancouver, Canada, specializing in wireless device positioning and radio frequency augmentation of video surveillance systems (See Note 3). On June 27, 2019, the Company acquired certain global positioning system (“GPS”) products, software, technologies, and intellectual property from GTX Corp (“GTX”), a U.S. based company specializing in GPS technologies (See Note 4). These transactions expanded our patent portfolio and included certain granted or licensed patents and GPS and radio frequency (“RF”) technologies. Additionally, on August 15, 2019, the Company acquired Jibestream, a provider of indoor mapping and location technology based in Toronto, Canada (See Note 5). On June 19, 2020, the Company entered into an exclusive license with Cranes Software International Ltd. and Systat Software, Inc. (together the “Systat Parties”) to use, market, distribute, and develop the SYSTAT and SigmaPlot software suite of products (See Note 6). On August 19, 2020, the Company entered into an Asset Purchase Agreement with Ten Degrees Inc. (“TDI”), Ten Degrees International Limited (“TDIL”), mCube International Limited (“MCI”), and the holder of a majority of the outstanding capital of TDIL and mCube, Inc., and the sole shareholder of 100% of the outstanding capital stock of MCI (“mCube,” together with TDI, TDIL, and MCI collectively, the “Transferors”), we acquired a suite of on-device “blue-dot” indoor location and motion technologies, including patents, trademarks, software and related intellectual property from the Transferors (See Note 7). Additionally, on October 6, 2020, the Company acquired Nanotron Technologies GmbH (“Nanotron”), a manufacturer and developer of location-aware IoT systems and solutions based in Berlin, Germany (See Note 8).
Liquidity
As of December 31, 2020, the Company has a working capital surplus of approximately $18.2 million. For the year ended December 31, 2020, the Company incurred a net loss of approximately $29.2 million.
On March 3, 2020, the Company entered into an Equity Distribution Agreement (“EDA”) with Maxim Group LLC (“Maxim”) under which the Company may offer and sell shares of its common stock in connection with an at-the-market equity facility (“ATM”) in an aggregate offering amount of up to $50 million, which was increased on June 19, 2020 to $150 million pursuant to an amendment to the EDA, from time to time through Maxim, acting exclusively as the Company’s sales agent. The Company issued 33,416,830 shares of common stock during the year ended December 31, 2020 in connection with the ATM resulting in net proceeds to the Company of approximately $46.1 million after deduction of sales commissions and other offering expenses. The EDA was terminated by the parties on February 12, 2021.

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
On November 25, 2020, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor, pursuant to which it sold in a registered direct offering, 5,000,000 shares of its common stock, and warrants to purchase up to 8,000,000 shares of common stock at an exercise price of $1.25 per share (the “2020 Purchase Warrants”) for a combined purchase price of $1.25 per share and pre-funded warrants to purchase up to 3,000,000 shares of common stock ("2020 Pre-funded Warrants") at an exercise price of $0.001 per share at a purchase price of $1.249 per share for net proceeds of $9.2 million after deduction of sales commissions and other offering expenses.
Risks and Uncertainties
The Company cannot assure you that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. In order to continue our operations, we have supplemented the revenues we earned with proceeds from the sale of our equity and debt securities and proceeds from loans and bank credit lines. Our business has been impacted by the COVID-19 pandemic and may continue to be impacted. While we have been able to continue operations remotely, we have and continue to experience supply chain constraints and delays in the receipt of certain components of our products impacting delivery times for our products. We have also seen some impact in the demand of certain products and delays in certain projects and customer orders either because they require onsite services which could not be performed while shelter in place orders were in effect, compliance with new rules and regulations resulting from the pandemic or because of the uncertainty of the customer’s financial position and ability to invest in our technology. Despite these challenges, including a decline in revenue for certain existing product lines, we were able to realize growth in total revenue for the year ended December 31, 2020 when compared to the year ended 2019, as a result of the addition of new product lines including a full year of sales associated with our mapping product, the addition of the SAVES product lines following the second quarter of 2020 and the addition of the RTLS product line in the fourth quarter of 2020. The total impact that COVID-19 will have on general economic conditions is continuously evolving and the impact it may continue to have on our results of operations continues to remain uncertain and there are no assurances that we will be able to continue to experience the same growth or not be materially adversely effected. A further discussion of the impact of the COVID-19 pandemic on our business is set forth below in Part II, Item 1A. Risk Factors. There are no assurances that we will be able to continue to experience the same growth or not be materially adversely affected.
Note 2 - Summary of Significant Accounting Policies
Consolidations
The consolidated financial statements have been prepared using the accounting records of Inpixon, Inpixon Canada, Inpixon Germany, Inpixon UK, Nanotron and Inpixon India. All material inter-company balances and transactions have been eliminated.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each of the reporting periods. Actual results could differ from those estimates. The Company’s significant estimates consist of:
•the valuation of stock-based compensation;
•the valuation of the assets and liabilities acquired of Locality, GTX, Jibestream, Sysat, Ten Degrees, and Nanotron as described in Note 3, Note 4, Note 5, Note 6, Note 7, and Note 8 respectively, as well as the valuation of the Company’s common shares issued in the transaction;
•the allowance for doubtful accounts;
•The valuation of loans receivable;
•the valuation allowance for deferred tax assets; and

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
•impairment of long-lived assets and goodwill.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash, checking accounts, money market accounts and temporary investments with maturities of three months or less when purchased. As of December 31, 2020 and 2019, the Company had no cash equivalents.
Restricted Cash
In connection with certain transactions, the Company may be required to deposit assets, including cash or investment shares, in escrow accounts. The assets held in escrow are subject to various contingencies that may exist with respect to such transactions. Upon resolution of those contingencies or the expiration of the escrow period, some or all the escrow amounts may be used and the balance released to the Company. As of December 31, 2019, the Company had and $72,000 deposited in escrow as restricted cash for the Shoom acquisition, of which any amounts not subject to claims shall be released to the pre-acquisition stockholders of Shoom pro-rata on the next anniversary of the closing date of the Shoom acquisition. The restricted cash balance was included in Prepaid Assets and Other Current Assets on the consolidated balance sheet. As of December 31, 2020, there was no balance of restricted cash as all amounts related to the Shoom acquisition were released from escrow and paid to the Shoom pre-acquisition stockholders prior to that date.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the balance sheets that sum to the total of the same amounts show in the statement of cash flows.

	As of December 31,
(in thousands)	2020	2019
Cash and cash equivalents	$17,996	$4,777
Restricted cash	—	72
Total cash, cash equivalents, and restricted cash in the balance sheet	$17,996	$4,849
Accounts Receivable, net and Allowance for Doubtful Accounts
Accounts receivables are stated at the amount the Company expects to collect. The Company recognizes an allowance for doubtful accounts to ensure accounts receivables are not overstated due to un-collectability. Bad debt reserves are maintained for various customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings, or deterioration in such customer’s operating results or financial position. If circumstances related to a customer change, estimates of the recoverability of receivables would be further adjusted. The Company has recorded an allowance for doubtful accounts of approximately $235,000 and $646,000 as of December 31, 2020 and 2019, respectively.
Inventory
Finished goods are measured at the cost of manufactured products including direct materials and subcontracted services. The Company's latest acquisition, Nanotron, states finished goods at the lower of cost and net realizable value on an average cost basis. As the inventory held by Nanotron is typically small dollar value items with small variances in price, an estimate or average is used to determine the balance of inventory. All other subsidiaries of the Company state inventory utilizing the first-

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
in, first-out method. The Company continually analyzes its slow-moving, excess and obsolete inventories. Based on historical and projected sales volumes and anticipated selling prices, the Company establishes reserves. If the Company does not meet its sales expectations, these reserves are increased. Products that are determined to be obsolete are written down to net realizable value. As of December 31, 2020 and 2019, the Company recognized inventory obsolescence of approximately $138,000 and $0, respectively.
Short-term investments
Investments with maturities greater than 90 days but less than one year are classified as short-term investments on the consolidated balance sheets and consist of US Treasury Bills. Accrued interest on US Treasury bills are also classified as short term investment.
Our short-term investments are considered available for use in current operations, are classified as available-for-sale securities. Available for sale securities are carried at fair value, with an unrealized loss of approximately $2,000.
Property and Equipment, net
Property and equipment are recorded at cost less accumulated depreciation and amortization. The Company depreciates its property and equipment for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, which range from 3 to 10 years. Leasehold improvements are amortized over the lesser of the useful life of the asset or the initial lease term. Expenditures for maintenance and repairs, which do not extend the economic useful life of the related assets, are charged to operations as incurred, and expenditures, which extend the economic life, are capitalized. When assets are retired, or otherwise disposed of, the costs and related accumulated depreciation or amortization are removed from the accounts and any gain or loss on disposal is recognized.
Intangible Assets
Intangible assets primarily consist of developed technology, customer lists/relationships, non-compete agreements, intellectual property agreements, export licenses and trade names/trademarks. They are amortized ratably over a range of 1 to 15 years, which approximates customer attrition rate and technology obsolescence. The Company assesses the carrying value of its intangible assets for impairment each year. Based on its assessments, the Company did not incur any impairment charges for the years ended December 31, 2020 and 2019.
Acquired In-Process Research and Development (“IPR&D”)
In accordance with authoritative guidance, the Company recognizes IPR&D at fair value as of the acquisition date, and subsequently accounts for it as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. Once an IPR&D project has been completed, the useful life of the IPR&D asset is determined and amortized accordingly. If the IPR&D asset is abandoned, the remaining carrying value is written off. During fiscal year 2014, the Company acquired IPR&D through the acquisition of AirPatrol, in 2015 through the acquisition of the assets of LightMiner, in 2019 through the acquisitions of Locality, Jibestream and certain assets of GTX and in 2020 through the SYSTAT licensing agreement, the acquisition of certain assets of Ten Degrees, and the acquisition of Nanotron. The Company's IPR&D is comprised of AirPatrol, LightMiner, Locality, Jibestream, GTX, SYSTAT, Ten Degrees, and Nanotron, which was valued on the date of the acquisition. It will take additional financial resources to continue development of these technologies.
The Company continues to seek additional resources, through both capital raising efforts and meeting with industry experts, for further development of the AirPatrol, Locality, Jibestream, GTX, SYSTAT, Ten Degrees, and Nanotron technologies. Through December 31, 2020, the Company has made some progress with raising capital since these acquisitions, building their pipeline and getting industry acknowledgment. The Company has been recognized by leading industry analysts in a report on leading indoor positioning companies and was also awarded the IoT Security Excellence award by TMC and Crossfire Media. Management remains focused on growing revenue from these products and continues to pursue efforts to recognize the value of the AirPatrol, Locality, Jibestream, GTX, SYSTAT, Ten Degrees. and Nanotron technologies. Although there can be no assurance that these efforts will be successful, the Company intends to allocate financial and personnel resources when deemed

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
possible and/or necessary. If the Company chooses to abandon these efforts, or if the Company determines that such funding is not available, the related IPR&D will be subject to significant impairment.
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
The Company performed the annual impairment test as of December 31, 2020 and did not record impairment of goodwill during the years ended December 31, 2020 and 2019, respectively.
Other Long Term Investments
The Company invests in certain equity-method investments: When the Company does not have a controlling financial interest in an entity but can exert significant influence over the entity’s operating and financial policies, the investment is accounted for either (i) under the equity method of accounting or (ii) at fair value by electing the fair value option available under U.S. GAAP. The Company accounted for its equity investment under the equity method of accounting, as the Company is deemed to have significant influence. The Company generally recognizes its share of the equity method investee’s earnings on a three-month lag in instances where the investee’s financial information is not sufficiently timely from the Company’s reporting period.
Software Development Costs
The Company develops and utilizes internal software for the processing of data provided by its customers. Costs incurred in this effort are accounted for under the provisions of ASC 350-40, "Internal Use Software" and ASC 985-20, "Software – Cost of Software to be Sold, Leased or Marketed", whereby direct costs related to development and enhancement of internal use software is capitalized, and costs related to maintenance are expensed as incurred. The Company capitalizes its direct internal costs of labor and associated employee benefits that qualify as development or enhancement. These software development costs are amortized over the estimated useful life which management has determined ranges from 1 to 5 years.
Research and Development
Research and development costs consist primarily of professional fees and compensation expense. All research and development costs are expensed as incurred. Research and development costs as of December 31, 2020 and 2019 were $6.5 million and $3.9 million, respectively.
Loans and Notes Receivable
The Company evaluates loans and notes receivable that don’t qualify as securities pursuant to ASC 310 – "Receivables", wherein such loans would first be classified as either “held for investment” or ‘held for sale”. Loans would be classified as

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
“held for investment”, if the Company has the intent and ability to hold the loan for the foreseeable future, or to maturity or pay-off. Loans would be classified as “held for sale”, if the Company intends to sell the loan. Loan receivables classified as “held for investment” are carried on the balance sheet at their amortized cost and are periodically evaluated for impairment. Loan receivables classified as “held for sale” are carried on the balance sheet at the lower of their amortized cost or fair value, with a valuation allowance being recorded (with a corresponding income statement charge) if the amortized cost exceeds the fair value. For loans carried on the balance sheet at fair value, changes to the fair value amount that relate solely to the passage of time will be recorded as interest income.
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
Non-Controlling Interest
The Company has an 82.5% equity interest in Inpixon India as of December 31, 2020. The portion of the Company’s equity attributable to this third party non-controlling interest was approximately $41,000 and $26,000 as of December 31, 2020 and 2019, respectively.
Foreign Currency Translation
Assets and liabilities related to the Company’s foreign operations are calculated using the Indian Rupee, Canadian Dollar, British Pound and Euro, and are translated at end-of-period exchange rates, while the related revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments are recorded as a separate component of consolidated stockholders’ equity, totaling a gain of approximately $566,000 and $68,000 for the years ended December 31, 2020 and 2019, respectively. Gains or losses resulting from transactions denominated in foreign currencies are included in other income (expense) in the consolidated statements of operations. The Company engages in foreign currency denominated transactions with customers that operate in functional currencies other than the U.S. dollar. Aggregate foreign currency net transaction losses were not material for the years ended December 31, 2020 and 2019.
Comprehensive Income (Loss)
The Company reports comprehensive income (loss) and its components in its consolidated financial statements. Comprehensive loss consists of net loss, foreign currency translation adjustments and unrealized gains and losses from marketable securities, affecting stockholders’ (deficit) equity that, under GAAP, are excluded from net loss.
Revenue Recognition
The Company recognizes revenue when control is transfered of the promised products or services to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services. The Company derives revenue from software as a service, design and implementation services for its Indoor Intelligence systems, and professional services for work performed in conjunction with its systems.
Hardware and Software Revenue Recognition

For sales of hardware and software products, the Company’s performance obligation is satisfied at a point in time when they are shipped to the customer. This is when the customer has title to the product and the risks and rewards of ownership. The delivery of products to Inpixon's customers occurs in a variety of ways, including (i) as a physical product shipped from the Company’s warehouse, (ii) via drop-shipment by a third-party vendor, or (iii) via electronic delivery with respect to software licenses. The

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
Company leverages drop-ship arrangements with many of its vendors and suppliers to deliver products to customers without having to physically hold the inventory at its warehouse. In such arrangements, the Company negotiates the sale price with the customer, pays the supplier directly for the product shipped, bears credit risk of collecting payment from its customers and is ultimately responsible for the acceptability of the product and ensuring that such product meets the standards and requirements of the customer. Accordingly, the Company is the principal in the transaction with the customer and records revenue on a gross basis. The Company receives fixed consideration for sales of hardware and software products. The Company’s customers generally pay within 30 to 60 days from the receipt of a customer approved invoice. The Company has elected the practical expedient to expense the costs of obtaining a contract when they are incurred because the amortization period of the asset that otherwise would have been recognized is less than a year.
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
Professional Services Revenue Recognition
The Company’s professional services include milestone, fixed fee and time and materials contracts.
Professional services under milestone contracts are accounted for using the percentage of completion method. As soon as the outcome of a contract can be estimated reliably, contract revenue is recognized in the consolidated statement of operations in proportion to the stage of completion of the contract. Contract costs are expensed as incurred. Contract costs include all amounts that relate directly to the specific contract, are attributable to contract activity, and are specifically chargeable to the customer under the terms of the contract.
Professional services are also contracted on the fixed fee and time and materials basis. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts including maintenance service provided by in house personnel, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the years ended December 31, 2020 and 2019, the Company did not incur any such losses. These amounts are based on known and estimated factors.
SAVES by Inpixon Revenue Recognition
SAVES by Inpixon ("SAVES", formerly Systat) is a comprehensive set of data analytics and statistical visualization solutions for engineers and scientists.The Company enters into contracts with its customers whereby it grants a non-exclusive on-premise license for the use of its proprietary software. The contracts provide for either (i) a one year stated term with a one year renewal option, (ii) a perpetual term or (iii) a two year term for students with the option to upgrade to a perpetual license at the end of the term. The contracts may also provide for yearly on-going maintenance services for a specified price, which includes maintenance services, designated support, and enhancements, upgrades and improvements to the software (the “Maintenance Services”), depending on the contract. Licenses for on-premises software provide the customer with a right to use the software as it exists when made available to the customer. All software provides customers with the same functionality and differ mainly in the duration over which the customer benefits from the software.
The timing of the Company's revenue recognition related to the SAVES revenue stream is dependent on whether the software licensing agreement entered into represents a good or service. Software that relies on an entity’s IP and is delivered only through a hosting arrangement, where the customer cannot take possession of the software, is a service. A software arrangement

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
that is provided through an access code or key represents the transfer of a good. Licenses for on-premises software represents a good and provide the customer with a right to use the software as it exists when made available to the customer. Customers may purchase perpetual licenses or subscribe to licenses, which provide customers with the same functionality and differ mainly in the duration over which the customer benefits from the software. Revenue from distinct on-premises licenses is recognized upfront at the point in time when the software is made available to the customer.
Renewals or extensions of licenses are evaluated as distinct licenses (i.e., a distinct good or service), and revenue attributed to the distinct good or service cannot be recognized until (1) the entity provides the distinct license (or makes the license available) to the customer and (2) the customer is able to use and benefit from the distinct license. Renewal contracts are not combined with original contracts, and, as a result, the renewal right is evaluated in the same manner as all other additional rights granted after the initial contract. The revenue is not recognized until the customer can begin to use and benefit from the license, which is typically at the beginning of the license renewal period. Therefore, the Company recognizes revenue resulting from renewal of licensed software at a point in time, specifically, at the beginning of the license renewal period.
The Company recognizes revenue related to Maintenance Services evenly over the service period using a time-based measure because the Company is providing continuous service and the customer simultaneously receives and consumes the benefits provided by the Company’s performance as the services are performed.
Contract Balances
The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had deferred revenue of approximately $1,922,000 and $912,000 as of December 31, 2020 and 2019, respectively, related to cash received in advance for product maintenance services and professional services provided by the Company’s technical staff. The Company expects to satisfy its remaining performance obligations for these maintenance services and professional services, and recognize the deferred revenue and related contract costs over the next twelve months.
Shipping and Handling Costs
Shipping and handling costs are expensed as incurred as part of cost of revenues. These costs were deemed to be nominal during each of the reporting periods.
Advertising Costs
Advertising costs are expensed as incurred. The Company incurred advertising costs, which are included in selling, general and administrative expenses of approximately $1.3 million and $19,000 during the years ended December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, the Company initiated an advertising campaign totaling approximately $1.3 million, resulting in the substantial increase of advertising costs compared to the year ended December 31, 2019.
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

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
The Company incurred stock-based compensation charges of approximately $1.2 million and $3.5 million for each of the years ended December 31, 2020 and 2019, respectively, which are included in general and administrative expenses. The following table summarizes such charges for the periods then ended (in thousands):

	For the Years Ended December 31,
	2020	2019
Compensation and related benefits	$1,194	$3,247
Professional and legal fees	—	242
Totals	$1,194	$3,489
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
The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the years ended December 31, 2020 and 2019:

	For the Years Ended December 31,
	2020	2019
Options	5,450,057	121,796
Warrants	8,093,250	93,252
Convertible preferred stock	846	846
Totals	13,544,153	215,894
Preferred Stock
The Company relies on the guidance provided by ASC 480, "Distinguishing Liabilities from Equity", to classify certain redeemable and/or convertible instruments. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable preferred shares (including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, preferred shares are classified as permanent equity.
The Company also follows the guidance provided by ASC 815 "Derivatives and Hedging", which states that contracts that are both, (1) indexed to its own stock and (2) classified in stockholders’ equity in its statement of financial position, are not classified as derivative instruments, and to be recorded under stockholder's equity on the balance sheet of the financial statements. Management assessed the preferred stock and determined that it did meet the scope exception under ASC 815, and would be recorded as equity, and not a derivative instrument, on the balance sheet of the Company's financial statements.
Fair Value Measurements

ASC 820, Fair Value Measurements, provides guidance on the development and disclosure of fair value measurements. The Company follows this authoritative guidance for fair value measurements, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the United States, and expands disclosures about fair value measurements. The guidance requires fair value measurements be classified and disclosed in one of the following three categories:

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
•Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities.
•Level 2: Observable prices that are based on inputs not quoted on active markets but corroborated by market data.
•Level 3: Unobservable inputs which are supported by little or no market activity and values determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the years ended December 31, 2020 and 2019.

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
Based on its assessments, the Company did not record any impairment charges for the years ended December 31, 2020 and 2019.
Recently Issued and Adopted Accounting Standards
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
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
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
In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement,” (“ASU 2018-13”). ASU 2018-13 requires application of the prospective method of transition (for only the most recent interim or annual period presented in the initial fiscal year of adoption) to the new disclosure requirements for (1) changes in unrealized gains and losses included in other comprehensive income and (2) the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 also requires prospective application to any modifications to disclosures made because of the change to the requirements for the narrative description of measurement uncertainty. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. The Company has evaluated this standard and adoption does not have a material impact on its condensed consolidated financials or disclosures.
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
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes,” (“ASU 2019-12”) which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company beginning January 1, 2021. The Company does not expect this ASU will have a material effect on its condensed consolidated financial statements or disclosures.
In January 2020, the FASB issued ASU 2020-01, "Investments—Equity Securities, Investments—Equity Method and Joint Ventures, and Derivatives and Hedging" ("ASU 2020-01"), which clarifies the interaction of the accounting for equity securities under Topic 321, the accounting for equity method investments in Topic 323, and the accounting for certain forward contracts and purchased options in Topic 815. The effective date of the standard will be for annual periods beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the impact of the new guidance and does not expect the adoption of this guidance will have a material impact on its condensed consolidated financial statements or disclosures.
In February 2020, the FASB issued ASU 2020-02, “Financial Statements - Credit losses (Topic 326) and Leases (Topic 842) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Relating to Accounting Standards Update No. 2016-02, Leases (Topic 842)” (“ASU 2020-02”), which provides guidance on the measurement and requirements related to credit losses. The new guidance was effective upon issuance of this final accounting standards update. The Company has adopted this standard and the adoption did not have a material impact on its condensed consolidated financial statements or disclosures.
In October 2020, the FASB issued ASU 2020-10, "Codification Improvements" ("ASU 2020-10"), which updates various codification topics by clarifying or improving disclosure requirements to align with the SEC’s regulations. The effective date of the standard will be for interim and annual reporting periods beginning after December 15, 2020 for public entities. The Company will adopt ASU 2020-10 as of the reporting period beginning January 1, 2021. The adoption of this update is not expected to have a material effect on the Company’s consolidated financial statements.
Reverse Stock Split

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
On January 7, 2020, the Company effected a 1-for-45 reverse stock split of its outstanding common stock. The consolidated financial statements and accompanying notes give effect to the reverse stock split as if it occurred at the beginning of the first period presented.
Subsequent Events
The Company evaluates events and/or transactions occurring after the balance sheet date and before the issue date of the consolidated financial statements to determine if any of those events and/or transactions requires adjustment to or disclosure in the consolidated financial statements.
Note 3 - Locality Acquisition
On May 21, 2019, the Company, through its wholly owned subsidiary, Inpixon Canada as purchaser, completed its acquisition of Locality in which Locality’s stockholders sold all of their shares to the purchaser in exchange for consideration of (i) $1,500,000 (the “Aggregate Cash Consideration”) minus a working capital adjustment equal to $85,923, and (ii) 14,445 shares of the Company's common stock with a fair market value of $514,000. Locality was a technology company specializing in wireless device positioning and radio frequency augmentation of video surveillance systems. The Locality acquisition allows the Company to accept wireless device positioning from third-party Wi-Fi access points as well as surveillance systems and combine that information with Inpixon's own location data into their analytics platform, providing customers with additional data and ability to see video and radio frequency data concurrently.
The Aggregate Cash Consideration, less the working capital adjustment applied against the Aggregate Cash Consideration of $85,923, is payable in installments as follows: (i) the initial installment representing $250,000 minus $46,422 of the working capital adjustment was paid on the closing date; (ii) $210,499 was paid on November 21, 2019, which was comprised of a $250,000 installment less $39,501 of the working capital adjustment; (iii) two additional installments, each equal to $250,000, were paid twelve months and eighteen months after the closing date; and (iv) one final installment representing $500,000 will be paid on the second anniversary of the closing date, in each case minus the cash fees payable to the advisor in connection with the acquisition. Inpixon Canada will have the right to offset any loss, as defined in the purchase agreement, first, against any installment of the installment cash consideration that has not been paid and second, against the sellers and the advisor on a several basis, in accordance with the indemnification provisions of the purchase agreement.
The total recorded purchase price for the transaction was approximately $1,928,000, which consisted of cash at closing of $204,000, approximately $1,210,000 of cash that will be paid in installments as discussed above and $514,000 representing the value of the stock issued upon closing.

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
The purchase price was allocated and modified for measurement period adjustments due to the receipt of the valuation report and updated tax provision estimates as follows (in thousands):

	Preliminary Allocation	Valuation Measurement Period Adjustments	Tax Provision Measurement Period Adjustments	Adjusted Allocation
Assets Acquired:
Cash	$70	$—	$—	$70
Accounts receivable	7	—	—	7
Other current assets	4	—	—	4
Inventory	2	—	—	2
Fixed assets	1	—	—	1
Developed technology	1,523	(78)	—	1,445
Customer relationships	216	(31)	—	185
Non-compete agreements	49	—	—	49
Goodwill	619	80	(46)	653
	$2,491	$(29)	$(46)	$2,416
Liabilities Assumed:
Accounts payable	$13	$—	$—	$13
Accrued liabilities	48	—	—	48
Deferred revenue	28	—	—	28
Deferred tax liability	474	(29)	(46)	399
	563	(29)	(46)	488
Total Purchase Price	$1,928	$—	$—	$1,928
The value of the intangibles and goodwill were calculated by a third party valuation firm based on projections and financial data provided by management of the Company. The deferred revenue included in the financial statements is the expected liability to service the projects. The goodwill represents the excess fair value after the allocation to the intangibles. The calculated goodwill is not deductible for tax purposes. The financial data of Locality is included in the Company’s financial statements starting on the acquisition date through the year ended December 31, 2020. Proforma information has not been presented as it has been deemed to be immaterial.
Note 4 - GTX Acquisition
On June 27, 2019, the Company completed its acquisition of certain assets of GTX, consisting of a portfolio of GPS technologies and intellectual property (the “Assets”) that allow Inpixon to provide positioning and positioning solutions for assets and devices homogenously from the indoors to the outdoors. Prior to this asset acquisition, the Company was only providing indoor location.
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
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Fair Value Allocation
Assets Acquired:
Developed technology	$830
Non-compete agreements	68
Goodwill	2

Total Purchase Price	$900
On September 16, 2019, the Company loaned GTX $50,000 in accordance with the terms of the asset purchase agreement. The note began to accrue interest at a rate of 5% per annum beginning on November 1, 2019. The note was amended on May 11, 2020 to extend the maturity date from April 13, 2020 to September 13, 2020 and require monthly payments against the outstanding balance of the note. The note was amended on October 28, 2020 to extend the maturity date from September 13, 2020 to December 31, 2020 and waive the requirement for the monthly repayment installment obligation provided for in the May 11, 2020 amendment. This note is included as part of other receivables in the Company’s consolidated financial statements. As of December 31, 2020, the balance of the note including interest was approximately $53,000. Proforma information has not been presented as it has been deemed to be immaterial
Note 5 - Jibestream Acquisition
On August 15, 2019, the Company, through its wholly owned subsidiary, Inpixon Canada as purchaser (the “Purchaser”), completed its acquisition of Jibestream, a provider of indoor mapping and location technology, for consideration consisting of: (i) CAD $5,000,000, plus an amount equal to all cash and cash equivalents held by Jibestream at the closing, minus, if a negative number, the absolute value of the Estimated Working Capital Adjustment (as defined in the acquisition agreement), minus any amounts loaned by the Purchaser to Jibestream to settle any Indebtedness (as defined in the Purchase Agreement (the "Purchase Agreement")) or other fees, minus any cash payments to the holders of outstanding options to settle any in-the-money options, minus the deferred revenue costs of CAD $150,000, and minus the costs associated with the audit and review of the financial statements of Jibestream required by the Purchase Agreement (collectively, the “Estimated Cash Closing Amount”); plus (ii) 176,289 shares of the Company’s common stock which was equal to CAD $3,000,000, converted to U.S. dollars based on the exchange rate at the time of the closing, divided by $12.4875 which was the price per share at which shares of the Company’s common stock are issued in of the Company’s common stock the Offering on August 12, 2019 (“Inpixon Shares”).
Jibestream, provided a dynamic interactive map that allowed customers to put their digitized map into their mobile app or provide the map on a kiosk or other interface. Inpixon can now utilize the Jibestream map to offer a more intuitive interface to see its locationing data and analytics.
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
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
The purchase price was allocated based on the receipt of a final valuation report and modified for measurement period adjustments due to updated tax provision estimates as follows (in thousands):

	Preliminary Allocation	Tax Provision Measurement Period Adjustments	Adjusted Allocation
Assets Acquired:
Cash	$5	$—	$5
Accounts receivable	309	—	309
Other current assets	138	—	138
Fixed assets	10	—	10
Other assets	430	—	430
Developed technology	3,193	—	3,193
Customer relationships	1,253	—	1,253
Non-compete agreements	420	—	420
Goodwill	2,407	(919)	1,488
	$8,165	$(919)	$7,246
Liabilities Assumed:
Accounts payable	51	—	51
Accrued liabilities	94	—	94
Deferred revenue	1,156	—	1,156
Other liabilities	513	—	513
Deferred tax liability	1,289	(919)	370
	3,103	(919)	2,184
Total Purchase Price	$5,062	$—	$5,062
The value of the intangibles and goodwill were calculated by a third party valuation firm based on projections and financial data provided by management of the Company. The deferred revenue included in the financial statements is the expected liability to service the projects. The goodwill represents the excess fair value after the allocation to the intangibles. The calculated goodwill is not deductible for tax purposes. As part of the acquisition, the Company acquired a lease obligation with an operating lease right of use asset of approximately $371,000 and an operating lease obligation of approximately $371,000 which are included in other assets and other liabilities, respectively, in the purchase price allocation. The financial data of Jibestream is included in the Company’s financial statements starting on the acquisition date through the year ended December 31, 2020.
Jibestream was amalgamated into Inpixon Canada on January 1, 2020.
Note 6 - Systat Licensing Agreement
On June 19, 2020, the Company entered into an exclusive license with Cranes Software International Ltd. and Systat Software, Inc. (together the “Systat Parties”) to use, market, distribute, and develop the SYSTAT and SigmaPlot software suite of products (the “License Grant”) pursuant to the terms and conditions of that certain Exclusive Software License and Distribution Agreement, deemed effective as of June 1, 2020 (the “Effective Date”), and amended on June 30, 2020 (as amended, the “License Agreement”). In accordance with Rule 11-01(d) and ASC 805, the transaction was deemed to be the acquisition of a business and accounted for as a business combination with an acquisition date of June 30, 2020 (the “Closing Date”). In accordance with the terms of the License Agreement, on the Closing Date, we partitioned a portion of that certain promissory note (the “Sysorex Note”) issued to us by Sysorex, Inc. (“Sysorex”), into a new note in an amount equal to $3.0 million in principal plus accrued interest (the “Closing Note”) and assigned the Closing Note and all rights and obligations thereunder to Systat Software, Inc. in accordance with the terms and conditions of that certain Promissory Note Assignment and Assumption Agreement. An additional $3.3 million of the principal balance underlying the Sysorex Note was partitioned and assigned to Systat Software, Inc. as consideration payable for the rights granted under the license as follows: (i) $1.3 million on the three

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
month anniversary of the Closing Date; (ii) $1.0 million on the six month anniversary of the Closing Date; and (iii) $1.0 million on March19, 2021. In addition, the cash consideration of $2.2 million was delivered on July 8, 2020.
In connection with the License Grant, the Systat Parties provided Inpixon with equipment to use at no additional cost for a minimum period of six months following the Closing Date. The Company is also entitled to any customer maintenance revenue, new license fees, or license renewal fees, received by any of the Systat Parties after June 1, 2020 in connection with the Systat Customer Contracts and/or Systat Distribution Agreements (as such terms are defined in the License Agreement) assigned to and assumed by us in connection with the License Agreement. The net amount owed to the Company for this period is included in the Other Receivable line item listed in the assets acquired below. The License Grant will remain in effect for a period of 15 years years following the Closing Date, unless terminated sooner upon mutual written consent of Systat Software, Inc. and us or upon termination by either for the other party’s specified breach.
In connection with the License Grant, the Company expanded its operations into the United Kingdom and Germany. As a result of such expansion, the Company formed Inpixon Limited, a new wholly owned subsidiary in the United Kingdom, and established Inpixon GmbH, a wholly owned subsidiary incorporated under the laws of Germany.
The total recorded purchase price for the transaction was $2.2 million, which consisted of the $2.2 million cash consideration as a full valuation allowance was retained against the Sysorex Note.
The preliminary purchase price is allocated as follows (in thousands):

Fair Value Allocation
Assets Acquired:
Other receivable	$44
Developed technology	1,200
Customer relationships	395
Tradename & Trademarks	279
Non-compete agreements	495
Goodwill	520
$2,933
Liabilities Assumed:
Deferred Revenue	$733
733
Total Purchase Price	$2,200
The value of the intangibles and goodwill were calculated by a third party valuation firm based on projections and financial data provided by management of the Company. The deferred revenue included in the consolidated financial statements is the expected liability to service the projects. The goodwill represents the excess fair value after the allocation to the intangibles. The calculated goodwill is not deductible for tax purposes. The financial data of the License Grant is included in the Company’s financial statements as of deemed acquisition date of June 30, 2020.
A final valuation of the assets and purchase price allocation of the License Grant has not been completed as of the end of this reporting period as the third party valuation has not been finalized. Consequently, the purchase price was preliminarily allocated based upon the Company’s best estimates at the time of this filing. These amounts are subject to revision upon the completion of formal studies and valuations, as needed, which the Company expects to occur during the first quarter of 2021.

Note 7 - Ten Degrees Acquisition
On August 19, 2020, in accordance with the terms and conditions of that certain Asset Purchase Agreement ("APA"), by and among the Company, Ten Degrees Inc. (“TDI”), Ten Degrees International Limited (“TDIL”), mCube International Limited

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
(“MCI”), and the holder of a majority of the outstanding capital of TDIL and mCube, Inc., and the sole shareholder of 100% of the outstanding capital stock of MCI (“mCube,” together with TDI, TDIL, and MCI collectively, the “Transferors”), the Company acquired a suite of on-device “blue-dot” indoor location and motion technologies, including patents, trademarks, software and related intellectual property from the Transferors (collectively, the “TDI Assets”). In accordance with Rule 11-01(d) and ASC 805, the transaction was deemed to be the acquisition of a group of assets, and not to be accounted for as a business combination, with an asset acquisition date of August 19, 2020. The TDI Assets were acquired for consideration consisting of (i) $1.5 million in cash and (ii) 480,000 shares of the Company's common stock. In accordance with the terms of the APA, commencing as of the date of the APA, the Transferors, and their affiliates, have agreed to not compete with our business associated with the TDI Assets for a period of five years from the closing date. In addition, each party agreed to not solicit any employees from the other party for a period of one year from the closing date, subject to certain exceptions.
The total recorded purchase price for the transaction was $2.1 million, which consisted of the cash paid of $1.5 million and $600,000 representing the value of the stock issued upon closing.
The preliminary purchase price is allocated as follows (in thousands):

Fair Value Allocation
Assets Acquired:
Developed technology	$1,701
Non-compete agreements	399

Total Purchase Price	$2,100
The value of the intangibles were calculated by a third party valuation firm based on projections and financial data provided by management of the Company. The developed technology and non-compete agreements acquired are included in the consolidated balance of intangible assets as of December 31, 2020. There was no goodwill acquired or recognized as a result of the acquisition of Ten Degrees.

Note 8 – Nanotron Acquisition
On October 6, 2020, the Company, through its wholly-owned subsidiary, Inpixon GmbH, a limited liability company incorporated under the laws of Germany, completed the acquisition of all the outstanding capital stock of Nanotron, a limited liability company incorporated under the laws of Germany, pursuant to the terms and conditions of that certain Share Sale and Purchase Agreement, dated as of October 5,2020, among the Company, Nanotron and Sensera Limited (the "Seller", and the owner of all outstanding shares of Nanotron), a stock corporation incorporated under the laws of Australia and the sole shareholder of Nanotron. As a result of the acquisition, the Company now owns 100% of Nanotron. Nanotron’s business consists of developing and manufacturing location-aware IoT systems and solutions.
The total paid to Nanotron was an aggregate purchase price of $8.7 million in cash (less the Holdback Funds (as defined below) and certain other closing adjustments) for the outstanding shares of Nanotron. The price was subject to certain post-Closing adjustments based on actual working capital as of the closing as described in the Purchase Agreement. Inpixon retained $750,000 (the “Holdback Funds”) from the purchase price to secure Nanotron’s obligations under the purchase agreement, with any unused portion of the Holdback Funds to be released to the Seller on the date that is 18 months after the Closing Date. As discussed above, the certain adjustments to the Purchase Price are adjustments for severance payments and calculations of Net Working Capital versus the Working Capital Target (calculation defined as “Net Working Capital Adjustment”). The adjustment for severance payments includes a $214,000 reduction in purchase price for severance payments due after the closing date offset by a return credit of $50,000 for severance payments owed by Sensera Limited. As for Net Working Capital Adjustment, Net Working Capital was determined to be less than the Working Capital Target by an amount of $30,000, resulting in a reduction in the purchase price of $30,000. Inpixon Germany paid the purchase price from funds received in connection with a capital contribution from Inpixon, and a portion of the purchase price was used by the Seller to satisfy outstanding loans payable by Sensera Limited to obtain the release of certain existing security interests on Nanotron’s assets.
The preliminary purchase price is allocated as follows (in thousands):

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Fair Value Allocation
Assets acquired:
Cash and cash equivalents	301
Trade and other receivables	576
Inventory	827
Prepaid expenses and other current assets	103
Operating lease right-of-use asset	557
Property, plant, and equipment	433
Tradename	51
Proprietary Technology	1,213
Customer Relationships	1,055
Non-compete Agreements	610
In-Process R&D	505
IP Agreement	178
Goodwill	3,755
Total assets acquired	$10,164

Liabilities assumed:
Accounts payable	526
Lease liabilities	557
Restructuring Costs	214
Accrued Liabilities	361
Total liabilities assumed	1,658
Estimated fair value of net assets acquired:	$8,506
The value of the intangibles and goodwill were calculated by a third party valuation firm based on projections and financial data provided by management of the Company. The goodwill represents the excess fair value after the allocation to the intangibles. The calculated goodwill is not tax deductible for local tax purposes, but will be amortizable in the computation of the shareholder’s U.S. tax liability.
Note 9 - Proforma Financial Information
Jibestream Proforma Financial Information
The following unaudited proforma financial information presents the consolidated results of operations of the Company and Jibestream for the years ended December 31, 2020 and 2019, as if the acquisition had occurred as of the beginning of the first period presented instead of on August 15, 2019. The proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.
The proforma financial information for the Company and Jibestream is as follows (in thousands):

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	For the Years Ended December 31,
	2020	2019
Revenues	$9,297	7,558
Net loss attributable to common stockholders	$(29,229)	(36,513)
Net loss per basic and diluted common share	(1.01)	(36.59)
Weighted average common shares outstanding:
Basic and Diluted	28,800,493	997,856
Nanotron Proforma Financial Information
The following unaudited proforma financial information presents the consolidated results of operations of the Company and Nanotron for the years ended December 31, 2020 and 2019, as if the acquisition had occurred as of the beginning of the first period presented instead of on October 6, 2020. The proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.
The proforma financial information for the Company and Nanotron is as follows (in thousands):

	For the Years Ended December 31,
	2020	2019
Revenues	$13,059	$15,044
Net loss attributable to common stockholders	$(29,541)	$(39,532)
Net loss per basic and diluted common share	$(1.03)	$(53.31)
Weighted average common shares outstanding:
Basic and Diluted	28,800,493	741,530
Note 10 - Inventory
Inventory as of December 31, 2020 and 2019 consisted of the following (in thousands):

	December 31,
	2020	2019
Raw materials	$210	$13
Work-in-process	137	—
Finished goods	1,033	387
Inventory obsolescence reserve	(138)	—
Total Inventory	$1,243	$400

Note 11 - Property and Equipment, net

Property and equipment as of December 31, 2020 and 2019 consisted of the following (in thousands):

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	As of December 31,
	2020	2019
Computer and office equipment	$1,421	$774
Furniture and fixtures	287	228
Leasehold improvements	45	25
Software	829	39
Total	2,581	1,066
Less: accumulated depreciation and amortization	(1,136)	(921)

Total Property and Equipment, Net	$1,445	$145
Depreciation and amortization expense were approximately $128,000 and $98,000 for the years ended December 31, 2020 and 2019, respectively.
Note 12 - Software Development Costs, net
Capitalized software development costs as of December 31, 2020 and 2019 consisted of the following (in thousands):

	As of December 31,
	2020	2019
Capitalized software development costs	$5,275	$6,029
Accumulated amortization	(3,554)	(4,485)
Software development costs, net	$1,721	$1,544
The weighted average remaining amortization period for the Company’s software development costs is 2.8 years.
Amortization expense for capitalized software development costs was $0.7 million and $1.03 million for each of the years ended December 31, 2020 and 2019.
Future amortization expense on the computer software is anticipated to be as follows (in thousands):

For the Years Ending December 31,	Amount
2021	$789
2022	478
2023	256
2024	198
2025 and thereafter	—
Total	$1,721

Note 13 - Intangible Assets
Intangible assets at December 31, 2020 and 2019 consisted of the following (in thousands):

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Gross Carrying Amount December 31,		Accumulated Amortization December 31,		Remaining Weighted Average Useful Life
	2020	2019	2020	2019
Trade Name/Trademarks	$1,112	$780	$(854)	$(724)	0.03
Customer Relationships	5,590	4,070	(2,972)	(2,574)	1.10
Developed Technology	26,216	21,422	(16,647)	(14,996)	6.52
Non-compete Agreements	2,485	923	(902)	(501)	0.37
IP Agreement	186	—	(12)	—	0.05
Totals	$35,589	$27,195	$(21,386)	$(18,795)
Aggregate Amortization Expense:
Aggregate amortization expense for the years ended December 31, 2020 and 2019 were $2.3 million and $3.6 million, respectively.
Future amortization expense on intangibles assets is anticipated to be as follows (in thousands):

For the Years Ending December 31,	Amount
2021	2,356
2022	2,176
2023	1,985
2024	1,745
2025 and thereafter	5,940
Total	$14,202
Note 14 - Goodwill
The Company has recorded goodwill and other indefinite-lived assets in connection with its acquisition of Shoom, Locality, GTX, Jibestream, Systat, and Nanotron. Goodwill, which represents the excess of acquisition cost over the fair value of the net tangible and intangible assets of the acquired company, is not amortized. Indefinite-lived intangible assets are stated at fair value as of the date acquired in a business combination. The Company’s goodwill balance and other assets with indefinite lives were evaluated for potential impairment during the years ended December 31, 2020 and 2019, as certain indications on a qualitative and quantitative basis were identified that an impairment exists as of the reporting date.
During the years ended December 31, 2020 and 2019, the Company did not recognize any impairment on the balance of goodwill. The Company utilized qualitative factors in determining if the carrying amounts of the Company’s reporting units exceeded the fair value of the Company, and noted that no such factors indicated impairment on any of its goodwill.
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

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

The following table summarizes the changes in the carrying amount of Goodwill for the year ended December 31, 2020 (in thousands):

	Locality	Jibestream	GTX	Systat	Nanotron	Total
Balance as of January 1, 2019	—	—	—	—	—	—
Goodwill additions through acquisitions	619	2,407	—	—	—	3,026
Valuation Measurement Period Adjustments	80	—	$—	—	—	80
Tax Provision Measurement Period Adjustments	(46)	(919)	—	—	—	(965)
Adjusted Allocation	653	1,488	—	—	—	2,141
Exchange rate fluctuation at December 31, 2019	19	(90)	—	—	—	(71)
Balance as of December 31, 2019	672	1,398	—	—	—	2,070
Goodwill additions through acquisitions	—	15	2	520	3,755	4,292
Exchange rate fluctuation at December 31, 2020	$—	$50	$—	$—	$176	$226
Balance as of December 31, 2020	672	1,463	2	520	3,931	6,588

Note 15 - Other Long Term Investments
During the fourth quarter, the Company purchased $2.5 million of Cardinal Ventures Holdings LLC, (“CVH”) for 600,000 Class A Units and 2,500,000 Class B Units. CVH is a Delaware limited liability company formed to conduct any business, enterprise or activity permitted to owning certain interests in a sponsor of a special purpose acquisition company (“SPAC”). CVH will receive distributions from the sponsor to the extent there is activity at the SPAC.
As described in Note 1, the Company generally records its share of earnings in its equity method investments using a three-month lag methodology and within net investment income. During the period October 6, 2020 through December 31, 2020, CVH had no operating results, as such, there were no share of earnings recognized by the Company in its statement of operations on its proportional equity investment.
The following component represents components of Other long-term investments as of December 31, 2020:

	Ownership interest as of December 31,
	2020	Instrument Held
Investee
CVH LLC Class A	14.1%	Units
CVH LLC Class B	28.1%	Units
The following table presents summarized financial information for Inpixon’s investment in equity method eligible entities:

As of December 31,
2020
Balance Sheet Data
Total assets	$6,508
Total liabilities	$—

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

For the period from October 6 through December 31,
2020
Income Statement Data
Revenues	$—
Expenses	$—

Note 16 - Deferred Revenue
Deferred revenue as of December 31, 2020 and 2019 consisted of the following (in thousands):

	As of December 31,
	2020	2019
Deferred Revenue, Current
Maintenance agreements	$892	$633
Service agreements	147	279
Deferred revenue assumed from Systat agreement	883	—
Total Deferred Revenue, Current	1,922	912

Total Deferred Revenue	$1,922	$912
The fair value of the deferred revenue approximates the services to be rendered.

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 17 - Debt
Debt as of December 31, 2020 and 2019 consisted of the following (in thousands):

Short-Term Debt	Maturity	Principal	Unamortized Debt Discount	2020	2019
March 2020 10% Note	3/18/2021	$5,655	$(254)	$5,401	—
November 2019 10% Note		—	—	—	953
September 2019 10% Note		—	—	—	1,050
August 2019 10% Note		—	—	—	1,895
June 2019 10% Note		—	—	—	2,087
May 2019 10% Note		—	—	—	1,694
December 2018 10% Note		—	—	—	29
Debt discount		—	—	—	(628)
Revolving line of credit		—	—	—	150
Other short term debt		—	—	—	74
Total Short-Term Debt				$5,401	$7,304

Interest expense on the short-term debt totaled approximately $0.7 million and $0.8 million and approximately $1.6 million and $1.7 million was amortized to interest expense from the combined amortization of deferred financing costs and note discounts recorded at issuance for the Short Term Debt for the periods ending December 31, 2020 and 2019, respectively.

(A) Notes Payable

March 2020 10% Note Purchase Agreement and Promissory Note

On March 18, 2020, the Company entered into a note purchase agreement with Iliad, pursuant to which the Company agreed to issue and sell to the holder an unsecured promissory note (the “March 2020 10% Note”) in an aggregate initial principal amount of $6,465,000, which is payable on or before the date that is 12 months from the issuance date. The initial principal amount includes an original issue discount of $1,450,000 and $15,000 that the Company agreed to pay to the holder to cover the holder’s legal fees, accounting costs, due diligence, monitoring and other transaction costs.

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

Upon receipt of any monthly redemption notice, the Company shall pay the applicable monthly redemption amount in cash to the holder within five business days of the Company’s receipt of such Monthly Redemption Notice. The March 2020 Note includes customary event of default provisions, subject to certain cure periods, and provides for a default interest rate of 22%. Upon the occurrence of an event of default (except a default due to the occurrence of bankruptcy or insolvency proceedings, the holder may, by written notice, declare all unpaid principal, plus all accrued interest and other amounts due under the March 2020 Note to be immediately due and payable. Upon the occurrence of a bankruptcy-related event of default, without notice, all unpaid principal, plus all accrued interest and other amounts due under the March 2020 Note will become immediately due and payable at the mandatory default amount. On September 17, 2020, we amended the one time monitoring fee applicable in the event the note was outstanding on the date that was 6 months from the issuance date, from (10%) to 5% which was added to the March 2020 Note balance.

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

November 2019 10% Note Purchase Agreement and Promissory Note

On November 22, 2019, we issued a promissory note to St. George Investments LLC (“St. George”), an affiliate of Iliad and Chicago Venture, pursuant to which the Company agreed to issue and sell to the Holder an unsecured promissory note (the “November 2019 10% Note”) in the initial principal amount of $952,500, which is payable on or before the date that is 6 months from the issuance date, subject to extension in accordance with the terms of the note. The initial principal amount includes an original issue discount of $187,500 and $15,000 that the Company agreed to pay to St. George to cover its legal fees, accounting costs, due diligence, monitoring and other transaction costs. In exchange for the note, St. George paid an aggregate purchase price of $750,000.

Under the terms of the note, since it was still outstanding on February 22, 2020, a one-time monitoring fee equal to ten percent (10%) of the then-current outstanding balance, or approximately $97,688, was added to the note.

As of December 31, 2020 this note was re-paid in full.

September 2019 10% Note Purchase Agreement and Promissory Note

On September 17, 2019, the Company entered into a note purchase agreement with Iliad, pursuant to which the Company agreed to issue and sell to the Holder an unsecured promissory note (the “September 2019 10% Note”) in an aggregate principal amount of $952,500, which is payable on or before the date that is 9 months from the issuance date. The Initial Principal Amount includes an original issue discount of $187,500 and $15,000 that the Company agreed to pay to the Holder to cover the Holder’s legal fees, accounting costs, due diligence, monitoring and other transaction costs. In exchange for the Note, the Holder paid an aggregate purchase price of $750,000.

Under the terms of the September 2019 Note, since it was still outstanding on December 17, 2019, a one-time monitoring fee equal to ten percent (10%) of the then outstanding balance, or $97,661, was added to the September 2019 Note.

As of December 31, 2020 this note was re-paid in full.

August 2019 10% Note Purchase Agreement and Promissory Note

On August 8, 2019, the Company entered into a note purchase agreement with Chicago Venture, pursuant to which the Company agreed to issue and sell to the holder an unsecured promissory note (the “August 2019 10% Note”) in an aggregate principal amount of $1,895,000, which is payable on or before the date that is 9 months from the issuance date. The Initial Principal Amount includes an original issue discount of $375,000 and $20,000 that the Company agreed to pay to the holder to cover the holder’s legal fees, accounting costs, due diligence, monitoring and other transaction costs. In exchange for the August 2019 Note, the holder paid an aggregate purchase price of $1,500,000.

As of December 31, 2020 this note was re-paid in full.

June 2019 10% Note Purchase Agreement and Promissory Note

On June 27, 2019, the Company entered into a note purchase agreement (the “Purchase Agreement”) with Chicago Venture, pursuant to which the Company agreed to issue and sell to the holder an unsecured promissory note (the “June 2019 10% Note”) in an aggregate principal amount of $1,895,000, which is payable on or before the date that is 9 months from the issuance date. The initial principal amount includes an original issue discount of $375,000 and $20,000 that the Company agreed to pay to the holder to cover the holder’s legal fees, accounting costs, due diligence, monitoring and other transaction costs. In exchange for the June 2019 Note, the holder paid an aggregate purchase price of $1,500,000.

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

As of December 31, 2020 this note was re-paid in full.

May 2019 10% Note Purchase Agreement and Promissory Note

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

As of December 31, 2020 this note was re-paid in full.

December 2018 10% Note Purchase Agreement and Promissory Note

On December 21, 2018, the Company entered into a note purchase agreement with Iliad, pursuant to which the Company agreed to issue and sell to Iliad an unsecured promissory note (the “December 2018 10% Note”) in an aggregate principal amount of $1,895,000, which is payable on or before December 31, 2019 (as provided in the Exchange Agreement, dated October 24, 2019, described below (the “October 24th Exchange Agreement”)). The initial principal amount includes an original issue discount of $375,000 and $20,000 that the Company agreed to pay to the Holder to cover its legal fees, accounting costs, due diligence, monitoring and other transaction costs. In exchange for the December 2018 Note, the Holder paid an aggregate purchase price of $1,500,000.

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

As of December 31, 2020 this note was re-paid in full.

November 2017 10% Note Purchase Agreement and Promissory Note

On January 29, 2019, the Company and Chicago Venture Partners, L.P., the holder convertible promissory note (“Chicago Venture” or the “Note Holder”), issued on November 17, with an outstanding balance of $383,768 entered into an exchange agreement (the “Exchange Agreement”), pursuant to which the Company and the Note Holder agreed to (i) partition a new convertible promissory note in the form of the Original Note (the “Partitioned Note”) in the original principal amount equal to the Remaining Balance (the “Exchange Amount”) and then cause the Remaining Balance to be reduced by the Exchange Amount; and (ii) exchange the Partitioned Note for the delivery of 3,842 shares of the Company’s common stock at an effective price share equal to $99.90. Following such partition of the Original Note, the Original Note was deemed paid in full, was automatically deemed cancelled, and shall not be reissued.

As of December 31, 2020 this note was re-paid in full.

Note Exchanges

The following table summarizes the Company’s exchanges of outstanding principal and interest for shares of common stock The Company analyzed the exchanges of principal as an extinguishment and compared the net carrying value of the debt being extinguished to the re-acquisition price (shares of common stock being issued) and recorded a loss on the exchange of debt for equity as a separate item in the other income/expense section of the condensed consolidated statements of operations.

As of and for the year ended December 31, 2020 (in thousands, except number of shares):

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Short-Term Debt	Principal and Interest	Shares	Exchange Price			Loss on Exchange
March 2020 10% Note	$1,150	1,076,676	$1.03	to	$1.09	$78
November 2019 10% Note	1,215	894,549	1.35	to	1.36	—
September 2019 10% Note	1,120	975,704	1.14	to	1.17	22
August 2019 10% Note	2,034	1,832,220	1.09	to	1.13	25
June 2019 10% Note	2,236	1,372,417	1.12	to	3.05	33
May 2019 10% Note	1,958	524,140	3.65	to	4.05	52
December 2018 10% Note	223	187,517	1.19	to	1.19	—
Total Short-Term Debt	$9,936	6,863,223				$210
As of and for the year ended December 31, 2019 (in thousands, except number of shares):

Short-Term Debt	Principal and Interest	Shares	Exchange Price			Loss on Exchange
May 2019 10% Note	$2,076	738,891	$1.80	to	$3.51	$96
October 2018 10% Note	2,729	92,831	$22.95	to	$40.45	188
December 2018 10% Note	2,112	707,078	$1.80	to	$4.95	10
Total Short-Term Debt	$6,917	1,538,800				$294
(B) Revolving Line of Credit
Payplant Accounts Receivable Bank Line

In accordance with the Payplant Loan and Security Agreement, dated as of August 14, 2017 (the “Loan Agreement”), the Loan Agreement allows the Company to request loans from the Lender (in the manner provided therein) with a term of no greater than 360 days days in amounts that are equivalent to 80% of the face value of purchase orders received. The Lender is not obligated to make the requested loan, however, if the Lender agrees to make the requested loan, before the loan is made, the Company must provide Lender with (i) one or more promissory notes for the amount being loaned in favor of Lender, (ii) one or more guaranties executed in favor of Lender and (iii) other documents and evidence of the completion of such other matters as Lender may request. The principal amount of each loan shall accrue interest at a 30 day rate of 2% (the “Interest Rate”), calculated per day on the basis of a year of 360 days days and, when combined with all fees that may be characterized as interest will not exceed the maximum rate allowed by law. Upon the occurrence and during the continuance of any event of default, interest shall accrue at a rate equal to the Interest Rate plus 0.42% per 30 days. All computations of interest shall be made on the basis of a year of 360 days. The promissory note is subject to the interest rates described in the Loan Agreement and is secured by the assets of the Company pursuant to the Loan Agreement and will be satisfied in accordance with the terms of the Payplant Client Agreement.

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

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(C) Other Short Term Debt
As of December 31, 2020, the Company paid the remaining $74,065 to the pre-acquisition stockholders of Shoom and the outstanding balance owed is $0.
Note 18 - Capital Raises
January 2019 Capital Raise
On January 15, 2019, the Company closed a rights offering whereby it sold an aggregate of 12,000 units consisting of an aggregate of 12,000 shares of Series 5 Convertible Preferred Stock and 80 warrants to purchase common stock exercisable for one share of common stock at an exercise price of $149.85 per share in accordance with the terms and conditions of a warrant agency agreement, resulting in gross proceeds to the Company of approximately $12 million, and net proceeds of approximately $10.77 million after deducting expenses relating to dealer-manager fees and expenses, and excluding any proceeds received upon exercise of any warrants.
Following the rights offering, the conversion price of the Series 4 Convertible Preferred Stock was reduced to the floor price of $223.20, the exercise price of the warrants issued in the April 2018 public offering were also reduced to the floor price of $223.20 and the number of shares issuable upon exercise of such warrants was increased to 61,562 shares of common stock. The maximum deemed dividend under the Series 4 Convertible Preferred Stock has been recognized so there is no accounting effect from the conversion price reduction of the Series 4 Convertible Preferred Stock. However, the Company recorded a $1.3 million deemed dividend for the reduction to the exercise price of the April 2018 warrants. As of December 31, 2020, there were 126 shares of Series 5 Convertible Preferred Stock outstanding.
August 2019 Financing
On August 12, 2019, the Company sold an aggregate of (i) 144,387 shares of our common stock, (ii) 2,997 shares of our Series 6 Convertible Preferred Stock, with a stated value $1,000 per share, convertible into shares of our common stock (the “Series 6 Preferred Stock”), and (iii) Series A warrants to purchase up to an aggregate of 384,387 shares of common stock at an exercise price per share of $12.4875, resulting in gross proceeds to the Company of approximately $4.8 million, and net proceeds of approximately $4 million after deducting the underwriting discounts and offering expenses. As of December 31, 2020, there were 0 shares of Series 6 Convertible Preferred Stock outstanding.
March 2020 Distribution Agreement
On March 3, 2020, the Company entered into an Equity Distribution Agreement (“EDA”) with Maxim Group LLC (“Maxim”) under which the Company may offer and sell shares of our common stock in connection with an at-the-market equity facility (“ATM”) in an aggregate offering amount of up to $50 million, which was increased on June 19, 2020 to $150 million pursuant to an amendment to the EDA, from time to time through Maxim, acting exclusively as our sales agent. The Company intends to use the net proceeds of the ATM primarily for working capital and general corporate purposes. The Company may also use a portion of the net proceeds to invest in or acquire businesses or technologies that it believes are complementary to its own, although the Company has no current plans, commitments or agreements with respect to any acquisitions as of the date of this filing. Maxim will be entitled to compensation at a fixed commission rate of 4.0% of the gross sales price per share sold for the initial $50 million of shares and 3.25% for any sales in excess of such amount. In addition, the Company has agreed to reimburse Maxim for its costs and out-of-pocket expenses incurred in connection with its services, including the fees and out-of-pocket expenses of its legal counsel.
The Company is not obligated to make any sales of the shares under the EDA and no assurance can be given that the Company will sell any shares under the EDA, or if it does, as to the price or amount of shares that the Company will sell, or the dates on which any such sales will take place. The EDA will continue until the earliest of (i) December 3, 2021, (ii) the sale of shares having an aggregate offering price of $150 million, and (iii) the termination by either Maxim or the Company upon the provision of 15 days written notice or otherwise pursuant to the terms of the EDA. The EDA was mutually terminated by the parties on February 12, 2021.

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
Note 18 - Capital Raises (continued)
During the year ended December 31, 2020 under an at-the-market (“ATM”) program, we sold an aggregate of 33,416,830 shares of common stock, at a weighted average price of approximately $1.45 per share resulting in net proceeds of approximately $46.1 million to us after deduction of sales commissions equal to 4.0% of the gross sales and other offering expenses. We raised total aggregate gross proceeds of approximately $48.5 million in connection with the ATM program as of December 31, 2020.
Registered Direct Offering
On November 25, 2020, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor, pursuant to which it sold in a registered direct offering, 5,000,000 shares of its common stock, and warrants to purchase up to 8,000,000 shares of common stock at an exercise price of $1.25 per share (the “2020 Purchase Warrants”) for a combined purchase price of $1.25 per share and pre-funded warrants to purchase up to 3,000,000 shares of common stock ("2020 Pre-funded Warrants") at an exercise price of $0.001 per share at a purchase price of $1.249 per share for net proceeds net proceeds of $9.2 million. Each 2020 Purchase Warrant and 2020 Pre-funded warrant is exercisable for one share of common stock, is immediately exercisable and will expire five years from the issuance date. On December 23, 2020, the 2020 Pre-funded Warrants were exercised in full.

Note 19 - Common Stock
On January 29, 2019, the Company issued 3,842 shares of common stock under an exchange agreement to settle the outstanding balance of $383,768 under a partitioned note. (see Note 17)
On February 20, 2019, the Company issued 16,655 shares of common stock under a settlement agreement for an arbitration proceeding.
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
During the three months ended June 30, 2019, the Company issued 61,636 shares of common stock under an exchange agreement to settle the outstanding balance of $2,005,000 under a partitioned note (See Note 17).
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
On August 12, 2019, the Company issued 144,387 shares of common stock as part of a public offering (See Note 18).

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
Note 19 - Common Stock (continued)
On August 15, 2019, the Company issued 112,644 shares of common stock to security holders of Jibestream as part of an acquisition (See Note 5).
During the three months ended September 30, 2019, the Company issued 31,195 shares of common stock under an exchange agreement to settle the outstanding balance of approximately $725,000 under a partitioned note (See Note 17).
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
During the three months ended December 31, 2019, the Company issued 1,470,900 shares of common stock as part of an ATM program (See Note 18).
During the three months ended December 31, 2019, the Company issued 1,445,960 shares of common stock under an exchange agreement to settle the outstanding balance of approximately $4.2 million under a partitioned note (See Note 17).
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
During the three months ended March 31, 2020, the Company issued 937,010 shares of common stock in connection with the ATM at per share prices between $1.23 and $2.11, resulting in net proceeds to the Company of approximately $1.25 million after subtracting sales commissions and other offering expenses (See Note 18 ).
During the three months ended June 30, 2020, the Company issued 3,889,990 shares of common stock under exchange agreements to settle outstanding balances totaling approximately $4,592,000 under partitioned notes.
During the three months ended June 30, 2020, the Company issued 29,033,036 shares of common stock in connection with the ATM at per share prices between $1.13 and $2.02, resulting in net proceeds to the Company of approximately $40.52 million after subtracting sales commissions and other offering expenses (See Note 18 ).
During the three months ended June 30, 2020, the Company issued 183,486 shares of common stock for the extinguishment of liability totaling approximately $200,000.
On August 19, 2020, the Company issued 480,000 shares of common stock to the security holders of Ten Degrees as part of an acquisition (See Note 7).
During the three months ended September 30, 2020, the Company issued 1,604,312 shares of common stock in connection with the ATM at per share prices between $1.5064 and $1.5134, resulting in net proceeds to the Company of approximately $2.27 million after subtracting sales commissions and other offering expenses (See Note 18).
During the three months ended December 31, 2020, the Company issued 1,842,472 shares of common stock in connection with the ATM at per share prices between $1.0706 and $1.1793, resulting in net proceeds to the Company of approximately $2.1 million after subtracting sales commissions and other offering expenses (See Note 18).

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
Note 19 - Common Stock (continued)
During the three months ended December 31, 2020, the Company issued 1,076,676 shares of common stock under exchange agreements to settle outstanding balances totaling approximately $1.2 million under partitioned notes.
During the three months ended December 31, 2020, the Company issued 5,000,000 shares of common stock in connection with the an offering of common stock and warrants pursuant to a Securities Purchase Agreement which resulted in net proceeds of $9.2 million. (See Note 23)
During the three months ended December 31, 2020, the Company issued 3,000,000 shares of common stock in connection with the exchange of Pre-Funded Warrants (as defined in Note 23) offered under the Securities Purchase Agreement, resulting in net proceeds of $3,000. See Note Note 18 and Note 23 for further details.
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

As of December 31, 2020, there was one share of Series 4 Preferred outstanding.
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
As of December 31, 2020, there were 126 shares of Series 5 Convertible Preferred Stock outstanding.
Note 21 - Authorized Share Increase and Reverse Stock Split
On January 3, 2020, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada to effect a 1-for-45 reverse stock split of the Company’s issued and outstanding shares of common stock, effective as of January 7, 2020.
The consolidated financial statements and accompanying notes give effect to the 1-for-45 reverse stock split and increase in authorized shares as if they occurred at the first period presented.
Note 22 - Stock Options
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
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
Note 22 - Stock Options (continued)
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
The aggregate number of shares that may be awarded under the 2011 Plan as of December 31, 2020 is 417,270 and awarded under the 2018 Plan as of December 31, 2020 is 14,230,073. As of December 31, 2020, 5,450,057 of options were granted to employees, directors and consultants of the Company (including one share outside of our plan) and 9,197,287 options were available for future grant under the Option Plans.
During the year ended December 31, 2019, the Company granted options under the 2018 Plan for the purchase of 130,651 shares of common stock to employees and consultants of the Company. These options are 100% vested or vest pro-rata over 12, 24, 36, 40 or 48 months, have a life of ten years and an exercise price between $6.30 and $101.70 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the awards was determined to be $4,364,000. The fair value of the common stock as of the grant date was determined to be between $6.30 and $101.70 per share.
During the year ended December 31, 2020, the Company granted options under the 2018 Plan for the purchase of 5,567,500 shares of common stock to employees and consultants of the Company. These options are 100% vested or vest pro-rata over 24, 36 or 48 months, have a life of ten years and an exercise price between $1.10 and $1.29 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the awards was determined to be $1,911,000. The fair value of the common stock as of the grant date was determined to be between $1.10 and $1.29 per share.
During the year ended December 31, 2020 and 2019, the Company recorded a charge of $1,194,000 and $3,247,000, respectively, for the amortization of employee stock options.
As of December 31, 2020, the fair value of non-vested options totaled approximately $1,626,000, which will be amortized to expense over the weighted average remaining term of 0.86 years.
The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. Key weighted-average assumptions used to apply this pricing model during the years ended December 31, 2020 and 2019 were as follows:

	For the Years Ended December 31,
	2020	2019
Risk-free interest rate	0.33-0.35%	1.77-2.66%
Expected life of option grants	5 years	7 years
Expected volatility of underlying stock	34.43%	49.48-106.16%
Dividends assumption	$—	$—
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

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
Note 22 - Stock Options (continued)
The following table summarizes the changes in options outstanding during the years ended December 31, 2020 and 2019:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2019	1,624	$5,229.00	—
Granted	130,651	61.79	—
Exercised	(14)	—	—
Expired	(2,106)	353.19	—
Forfeitures	(8,359)	91.67	—
Outstanding at December 31, 2019	121,796	$123.66	—
Granted	5,567,500	1.10	—
Exercised	—	—	—
Expired	(37,404)	272.92	—
Forfeitures	(201,835)	1.26	—
Outstanding at December 31, 2020	5,450,057	$23.76	—

Exercisable at December 31, 2019	77,576	$167.88	—

Exercisable at December 31, 2020	1,752,968	$70.84	—
Note 23 - Warrants
On January 15, 2019, the Company issued warrants for the purchase of 80,000 shares of common stock in connection with a rights offering more fully described in Note 18. The warrants are exercisable for 5 years at an exercise price of $149.85 per share.
Following the rights offering on January 15, 2019, the exercise price of the warrants issued in the April 2018 public offering were reduced to the floor price of $223.20 and the number of shares issuable upon exercise of such warrants was increased by 33,366 shares of common stock.
On August 12, 2019, the Company issued Series A warrants to purchase up to an aggregate of 384,387 shares of common stock in connection with the August 2019 capital raise more fully described in Note 18. The warrants are exercisable for five years at an exercise price per share of $12.4875.
During the three months ended March 31, 2019, the Company issued 306 shares of common stock in connection with the exercise of 306 warrants at $149.85 per share.

During the twelve months ended December 31, 2019, the Company issued 425,952 shares of common stock in connection with the exercise of 456,826 warrants through cashless exercises.
On November 25, 2020, Inpixon entered into a Securities Purchase Agreement with an institutional investor named therein (the “Investor”), pursuant to which the Company agreed to issue and sell, in a registered direct offering, 5,000,000 shares of the Company’s common stock, par value $0.001 per share, and warrants to purchase up to 8,000,000 shares of common stock (the “Purchase Warrants”) at a combined offering price of $1.25 per share. The Purchase Warrants have an exercise price of $1.25 per share. Each Purchase Warrant is exercisable for one share of common stock and will be immediately exercisable and will expire five years from the issuance date.

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

The Company also offered and sold to the Purchaser pre-funded warrants to purchase up to 3,000,000 shares of common stock (the “Pre-Funded Warrants” and, together with the 5,000,000 shares and the Purchase Warrants, the “Securities”), in lieu of shares of common stock at the Investor’s election. Each Pre-Funded Warrant is exercisable for one share of common stock. The purchase price of each Pre-Funded Warrant is $1.249, and the exercise price of each Pre-Funded Warrant is $0.001 per share. The Pre-Funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full.
During the three months ended December 31, 2020, the Company issued 3,000,000 shares of common stock in connection with the exercise of 3,000,000 warrants at $0.001 per share .
The following table summarizes the changes in warrants outstanding during the years ended December 31, 2020 and 2019:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Exercisable at January 1, 2019	52,632	$866.70	$—
Granted	497,753	48.66	—
Exercised	(457,132)	35.78	—
Expired	(1)	6,075,000.00	—
Cancelled	—	—	—
Outstanding at December 31, 2019	93,252	$503.09	$—

Granted	11,000,000	$0.91	—
Exercised	(3,000,000)	—	—
Expired	(2)	1,336,500.00	—
Cancelled	—	—	—
Outstanding at December 31, 2020	8,093,250	$6.70	$—

Exercisable at December 31, 2019	93,252	$503.09	—

Exercisable at December 31, 2020	8,093,250	$6.70	—

Note 24 - Income Taxes
The domestic and foreign components of loss before income taxes for the years ended December 31, 2020 and 2019 are as follows (in thousands):

	For the Years Ended December 31,
	2020	2019
Domestic	$(24,387)	$(32,116)
Foreign	(4,883)	(2,450)

Loss from Continuing Operations before Provision for Income Taxes	$(29,270)	$(34,566)

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

The income tax benefit for the years ended December 31, 2020 and 2019 consists of the following (in thousands):

	For the Years Ended December 31,
	2020	2019
Foreign
Current	$31	$—
Deferred	(1,815)	(844)
U.S. federal	—	—
Current	—	—
Deferred	(5,367)	(5,177)
State and local	—	—
Current	3	—
Deferred	(1,181)	(898)
	(8,329)	(6,919)
Change in valuation allowance	8,273	6,335

Income Tax Benefit	$(56)	$(584)
The reconciliation between the U.S. statutory federal income tax rate and the Company’s effective rate for the years ended December 31, 2020 and 2019 is as follows:

	For the Years Ended December 31,
	2020	2019
U.S. federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	3.2%	2.0%
Incentive stock options	(0.4)%	(0.7)%
US-Foreign income tax rate difference	1.0%	0.4%
Other permanent items	—%	0.1%
Provision to return adjustments	(0.8)%	—%
Deferred only adjustment	4.5%	(2.7)%
Change in valuation allowance	(28.3)%	(18.3)%
Effective Rate	0.2%	1.8%

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

As of December 31, 2020 and 2019, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:

	As of December 31,
(in 000s)	2020	2019
Deferred Tax Asset
Net operating loss carryovers	$30,731	$8,918
Stock based compensation	1,253	1,114
Research credits	138	135
Accrued compensation	86	36
Reserves	151	242
Intangibles	7,411	2,361
Fixed assets	471	39
Other	3,349	3,046

Total Deferred Tax Asset	43,590	15,891
Less: valuation allowance	(38,287)	(13,902)

Deferred Tax Asset, Net of Valuation Allowance	$5,303	$1,989

	As of December 31,
Deferred Tax Liabilities	2020	2019
Intangible assets	$(4,362)	$(1,671)
Fixed assets	(135)	—
Other	(440)	(53)
Capitalized research	(366)	(352)
Total deferred tax liabilities	(5,303)	(2,076)

Net Deferred Tax Asset (Liability)	$—	$(87)

The transition tax is based on total post-1986 earnings and profits which were previously deferred from U.S. income taxes. At December 31, 2020, the Company did not have any undistributed earnings of our foreign subsidiaries. As a result, no additional income or withholding taxes have been provided for. The Company does not anticipate any impacts of the global intangible low taxed income (“GILTI”) and base erosion anti-abuse tax (“BEAT) and as such, the Company has not recorded any impact associated with either GILTI or BEAT.

In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOL carryover is subject to an annual limitation in the event of a change of control, as defined by the regulations. The Company performed an analysis to determine the annual limitation as a result of the changes in ownership that occurred during 2019 and 2020. Based on the Company’s analysis, the NOL available to offset future taxable income after these ownership changes was approximately $16.3 million and $35.2 million, respectively. The NOLs generated in 2017, $1.5 million, will expire beginning in December 31, 2037 if not utilized. The remaining NOLs were generated after 2017 have an indefinite life and do not expire.
As of December 31, 2020 and 2019, Inpixon Canada, which was acquired on April 18, 2014 as part of the AirPatrol Merger Agreement, had approximately $16.8 million and $12.0 million, respectively, of Canadian NOL carryovers available to offset future taxable income. These NOLs, if not utilized, begin expiring in the year 2023. The NOLs as of December 31, 2020 include Jibestream, which was acquired on August 15, 2019 and amalgamated with Inpixon Canada effective January 1, 2020.

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

As of December 31, 2020, Nanotron GmbH, which was acquired on October 5, 2020, had approximately $53.1 million German NOL carryovers available to offset future taxable income. Although these NOLs do not expire, minimum taxation restrictions apply such that only a percentage of taxable income may be offset by NOL carryovers.
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
ASC 740, “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets with respect to Inpixon, Inpixon Canada and Nanotron GmbH and has, therefore, established a full valuation allowance as of December 31, 2020 and 2019. As of December 31, 2020 and 2019, the change in valuation allowance was $9.1 million and $6.3 million, respectively.
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to file income tax returns in the United States (federal), Canada, India, Germany, United Kingdom and in various state jurisdictions in the United States. Based on the Company’s evaluation, it has been concluded that there are no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements for the years ended December 31, 2020 and 2019.
The Company’s policy for recording interest and penalties associated with unrecognized tax benefits is to record such interest and penalties as interest expense and as a component of selling, general and administrative expense, respectively. There were no amounts accrued for interest or penalties for the years ended December 31, 2020 and 2019. Management does not expect any material changes in its unrecognized tax benefits in the next year.
The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities. The Company is subject to examination by U.S. tax authorities beginning with the year ended December 31, 2016. In general, the Canadian Revenue Authority may reassess taxes four years from the date the original notice of assessment was issued. The tax years that remain open and subject to Canadian reassessment are 2016 – 2020. The tax years that remain open and subject to India reassessment are tax years beginning March 31, 2015. The German tax authorities may reassess taxes four years generally four years from the end of the calendar year in which the return is filed. The tax years that remain open and subject to German reassessment are 2014 – 2020.
On March 27, 2020, the CARES Act was enacted in response to COVID-19 pandemic. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The CARES Act made various tax law changes including among other things (i) increasing the limitation under Section 163(j) of the Internal Revenue Code of 1986, as amended (the “IRC”) for 2019 and 2020 to permit additional expensing of interest (ii) enacting a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k), (iii) making modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes and (iv) enhancing the recoverability of alternative minimum tax credits. The CARES Act did not have a material impact on the Company.

Note 25 - Credit Risk and Concentrations

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
Note 25 - Credit Risk and Concentrations (continued)
Financial instruments that subject the Company to credit risk consist principally of trade accounts receivable and cash and cash equivalents. The Company performs certain credit evaluation procedures and does not require collateral for financial instruments subject to credit risk. The Company believes that credit risk is limited because the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, consequently, believes that its accounts receivable credit risk exposure beyond such allowances is limited.
The Company maintains cash deposits with financial institutions, which, from time to time, may exceed federally insured limits. Cash is also maintained at foreign financial institutions for its Canadian subsidiary, UK subsidiary, German subsidiaries and its majority-owned India subsidiary. Cash in foreign financial institutions as of December 31, 2020 and 2019 was immaterial. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash.
The following table sets forth the percentages of revenue derived by the Company from those customers, which accounted for at least 10% of revenues during the years ended December 31, 2020 and 2019 (in thousands):

	For the Year Ended December 31, 2020		For the Year Ended December 31, 2019
	$	%	$	%
Customer A	2,460	26%	2,661	42%
Customer B	1,221	13%	1,224	19%
As of December 31, 2020, Customer C represented approximately 18% and Customer D represented approximately 11% of total accounts receivable. As of December 31, 2019, Customer D represented approximately 29%, Customer A represented approximately 14%, and Customer E represented approximately 10% of total accounts receivable.
As of December 31, 2020, one vendor represented approximately 19% of total gross accounts payable. Purchases from this vendor during the year ended December 31, 2020 was $154,000. As of December 31, 2019, three vendors represented approximately 36%, 12%, and 10% of total gross accounts payable. Purchases from these vendors during the year ended December 31, 2019 was $0.
For the year ended December 31, 2020, three vendors represented approximately 30%, 14%, and 13% of total purchases. For the year ended December 31, 2019, three vendors represented approximately 32%, 27%, and 21% of total purchases.

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 26 - Foreign Operations
The Company’s operations are located primarily in the United States, Canada, India, Germany, and the United Kingdom. Revenues by geographic area are attributed by country of domicile of our subsidiaries. The financial data by geographic area are as follows (in thousands):

	United States	Canada	India	Germany	United Kingdom	Eliminations	Total
For the Year Ended December 31, 2020:
Revenues by geographic area	$5,935	$5,270	$1,089	$1,029	$87	$(4,113)	$9,297
Operating income (loss) by geographic area	$(22,727)	$(434)	$188	$(686)	$(136)	$—	$(23,795)
Net income (loss) by geographic area	$(28,276)	$(283)	$161	$(680)	$(137)	$—	$(29,215)

For the Year Ended December 31, 2019:
Revenues by geographic area	$5,786	$1,516	$569	$—	$—	$(1,570)	$6,301
Operating income (loss) by geographic area	$(18,371)	$(2,488)	$49	$—	$—	$—	$(20,810)
Net income (loss) by geographic area	$(32,117)	$(1,914)	$49	$—	$—	$—	$(33,982)

As of December 31, 2020:
Identifiable assets by geographic area	$61,469	$9,652	$661	$19,379	$212	$(32,362)	$59,011
Long lived assets by geographic area	$7,755	$6,775	$280	$4,610	$25	$—	$19,445
Goodwill by geographic area	$522	$2,135	$—	$3,931	$—	$—	$6,588

As of December 31, 2019:
Identifiable assets by geographic area	$11,061	$9,675	$483	$—	$—	$—	$21,219
Long lived assets by geographic area	$4,348	$6,981	$345	$—	$—	$—	$11,674
Goodwill by geographic area	$—	$2,070	$—	$—	$—	$—	$2,070

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 27 - Related Party Transactions
Sysorex Note Purchase Agreement
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
All sums advanced by the Company to the Maturity Date (as defined below) pursuant to the terms of the Note Purchase Agreement will become part of the aggregate Loan Amount underlying the Secured Note. All outstanding principal amounts and accrued unpaid interest owing under the Secured Note shall become immediately due and payable on the earlier to occur of (i) 24 month anniversary of the date the Secured Note is issued (the “Maturity Date”), (ii) at such date when declared due and payable by the Company upon the occurrence of an Event of Default (as defined in the Secured Note), or (iii) at any such earlier date as set forth in the Secured Note. All accrued unpaid interest shall be payable in cash. On February 4, 2019, April 2, 2019, and May 22, 2019, the Secured Note was amended to increase the Principal Amount from $3 million to $5 million, $5 million to $8 million and $8 million to $10 million, respectively. On March 1, 2020, the Company extended the maturity date of the Secured Note to December 31, 2022. In addition, the Secured Note was amended to increase the default interest rate from 18% to 21% or the maximum rate allowable by law and to require a cash payment to the Company by Sysorex against the Loan Amount in an amount equal to no less than 6% of the aggregate gross proceeds raised following the completion of any financing, or series of related financings, in which Sysorex raises aggregate gross proceeds of at least $5 million.
In accordance with the terms of the Systat License Agreement (see Note 6), on June 30, 2020, the Company partitioned a portion of the outstanding balance of the Secured Note into a new note in an amount equal to $3 million in principal plus accrued interest (the “Closing Note”) and assigned the Closing Note and all rights and obligations thereunder to Systat in accordance with the terms and conditions of that certain Promissory Note Assignment and Assumption Agreement ("Assignment Agreement"). An additional $2.3 million of the principal balance underlying the Sysorex Note was partitioned into a new note and assigned to Systat as consideration payable for the rights granted under the license as of December 31, 2020. During the year ended December 31, 2020, an additional amount of approximately $2.6 million was advanced under the Secured Note and approximately $200,000 was repaid. The amount owed for principal as of December 31, 2020 and accrued interest through September 30, 2019 by Sysorex to the Company as of December 31, 2020 and 2019 was approximately $7.7 million and $10.6 million, respectively. These amounts exclude $275,000 of additional interest that the Company is contractually entitled to accrue from October 1, 2019 through December 31, 2019 and approximately $1.1 million of additional interest from January 1, 2020 through December 31, 2020 in accordance with the terms of the Sysorex Note, but did not accrue due to the uncertainty of repayment. An additional $1 million of the principal balance under the Secured Note was assigned to Systat on March 19, 2021, as the final portion of the total consideration due in connection with the license.
The Secured Note has been classified as “held for sale” and the Company, with the assistance of a third party valuation firm, the Company estimated the fair value of the Secured Note as of December 31, 2019, using Sysorex financial projections, a discounted cash flow model and a 12.3% discount rate. Following such valuation, the Company established a $10.6 million valuation allowance as of December 31, 2019 due to the uncertainty of repayment. During the year ended December 31, 2020, the Company re-evaluated the carrying value of the note and established an additional valuation allowance of approximately $2.4 million for the net increase to the note during the year. We are required to periodically re-evaluate the carrying value of the note and the related

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

valuation allowance based on various factors, including, but not limited to, Sysorex’s performance and collectability of the note. Sysorex’s performance against those financial projections will directly impact future assessments of the fair value of the note.
Sysorex Receivable
On February 20, 2019, the Company, Sysorex and Atlas Technology Group, LLC (“Atlas”) entered into a settlement agreement resulting in a net award of $941,796 whereby Atlas agreed to accept an aggregate of 16,655 shares of freely-tradable common stock of the Company in full satisfaction of the award. The Company and Sysorex each agreed pursuant to the terms and conditions of that certain Separation and Distribution Agreement, dated August 7, 2018, as amended, that 50% of the costs and liabilities related to the arbitration action would be shared by each party following the Spin-off. As a result, Sysorex owes the Company $559,121 for the settlement plus the interest accrued during the fiscal year ended December 31, 2019 of $57,238 and interest accrued during the fiscal year ended December 31, 2020 of $31,824. The total owed to the Company for this settlement as of December 31, 2020 and 2019 was $648,183 and $616,359, respectively. The Company established a full valuation allowance against this balance as of December 31, 2020.
Systat License Agreement
Nadir Ali, our Chief Executive Officer and a member of our Board, is a related party in connection with the acquisition of the Licenses as a result of his service as a director of Sysorex, the issuer of the Sysorex Note that was assigned in accordance with the terms and conditions of the License Agreement. In addition, Tanveer Khader and Kareem Irfan, members of our Board, are also related parties in connection with the acquisition of the Licenses as a result of their respective employment relationships with the Systat Parties. (See Note 6).
Jibestream Promissory Note
On August 12, 2019, prior to the acquisition of Jibestream, the Company loaned Jibestream $140,600 for operating expenses. The note accrues interest at a rate of 5% per annum and has a maturity date of December 31, 2020. However, upon the acquisition of Jibestream by Inpixon Canada, Inpixon Canada assumed the loan through consolidation. This note is recorded as a current note receivable on the Company books, however, it is eliminated in the consolidated financial statements. As of December 31, 2020, the balance of the note including principal and interest was approximately $151,000.
Cardinal Health Ventures Investment
Nadir Ali, our Chief Executive Officer and director, is also a member in CVH through 3AM, which may, in certain circumstances, be entitled to manage the affairs of CVH. Mr. Ali’s relationship may create conflicts of interest between Mr. Ali’s obligations to our company and its shareholders and his economic interests and possible fiduciary obligations in CVH through 3AM. For example, Mr. Ali may be in a position to influence or manage the affairs of CVH in a manner that may be viewed as contrary to the best interests of either the Company or CVH and their respective stakeholders. (See Note 15).

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
Note 28 - Leases
The Company has an operating lease for its administrative office in Palo Alto, California, effective October 1, 2014, for 8.3 years. The initial lease rate was $14,225 per month with escalating payments. In connection with the lease, the Company is obligated to pay $8,985 monthly for operating expenses for building repairs and maintenance. The Company also has an operating lease for its administrative office in Encino, CA. This lease was effective June 1, 2014 and will end on July 31, 2021. The current lease rate is $6,984 per month and $276 per month for the common area maintenance. Additionally, the Company has an amended operating lease for its administrative office in Coquitlam, Canada, from May 1, 2020 through September 30, 2022. The initial lease rate was CAD $4,479 per month with escalating payments. In connection with the lease, the Company is obligated to pay CAD $2,566 monthly for operating expenses for building repairs and maintenance. The Company has an operating lease for its administrative office in Toronto, Canada, from August 15, 2019 through July 31, 2021. The monthly lease rate is CAD $24,506 per month with no escalating payments. In connection with the lease, the Company is obligated to pay CAD $9,561 monthly for operating expenses for building repairs and maintenance. Starting in January 2021, the lease rate for the Toronto office space will be reduced due to a smaller leased office space. The extension agreement for the reduced office space is through June 30, 2026 with escalating payments. Additionally, the Company has an operating lease for its administrative office in New Westminster, Canada, from August 1, 2019 through July 31, 2021. The initial lease rate was CAD $575 per month. The Company has an operating lease for its administrative office in Hyderabad, India, from January 1, 2019 through February 28, 2024. The monthly lease rate is 482,720 INR per month with 5% escalating payments. In connection with the lease, the Company is obligated to pay 68,960 INR monthly for operating expenses for building repairs and maintenance. The Company has an operating lease for its administrative office in Ratingen, Germany, from July 1, 2020 through June 30, 2022 with an initial lease rate of 641 EUR per month. The Company has an operating lease for its administrative office in Slough, United Kingdom, from July 1, 2020 through October 31, 2021. The monthly lease rate is 1,600 GBP per month with 4% escalating payments.
As part of the acquisition of Nanotron on October 5, 2020, the Company acquired right-of-use assets and lease liabilities related to an operating lease for an office suite (the Nanotron office) located in Berlin, Germany. The office space leased by Nanotron occupies one floor of the building with a predetermined fixed annual increase to the monthly payment, effective on June 1 of every year. The initial lease rate was €7,118 per month for the first year prior to annual rent increases. The lease was effective on June 1, 2020, and expires May 31, 2026. There are three lease extension options, on June 1, 2023, June 1, 2024 and June 1, 2025. The Company anticipates extending the lease on each date. As a result, the Company will evaluate the lease under the expected lease term through May 31, 2026.
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
On January 1, 2019, upon adoption of ASC Topic 842, the Company recorded right-of-use asset of $641,992, lease liability of $683,575 and eliminated deferred rent of $41,583. The adoption of ASC 842 did not have a material impact to prior year comparative periods and a result, a cumulative-effect adjustment was not required. The Company determined the lease liability using the Company’s estimated incremental borrowing rate of 8.0% to estimate the present value of the remaining monthly lease payments. With the Locality acquisition, the Company adopted ASC Topic 842 effective May 21, 2019 for the Westminster, Canada office operating lease. With the Jibestream acquisition, the Company adopted ASC Topic 842 effective August 15, 2019 for the Toronto, Canada office operating lease. With the India acquisition, the Company adopted ASC Topic 842 effective January 1, 2019 for the Hyderabad, India office operating lease. With the Systat license agreement, the Company adopted ASC Topic 842 effective July 1, 2020 for the Ratingen, Germany and Slough, United Kingdom office operating leases. In regards to the Nanotron acquisition, Nanotron had adopted IFRS 16, which is the new leasing standard that parallels ASC 842, effective January 1, 2019. Per ASC 805 - "Business Combinations", lease assets and liabilities acquired as part of a business combination should be remeasured at their present value, as if the lease were a new lease as of the acquisition date. As

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
Note 28 - Leases (continued)
a result, the Company recalculated the present value of the lease as of the acquisition date, which will represent the balance of the operating lease right-of-use asset and operating lease liability moving forward.
Right-of-use assets is summarized below (in thousands):

	As of December 31, 2020	As of December 31, 2019
Palo Alto, CA Office	$630	$808
Encino, CA Office	194	188
Hyderabad, India Office	365	375
Coquitlam, Canada Office	96	273
Westminster, Canada Office	10	10
Toronto, Canada Office	949	405
Ratingen, Germany Office	18	—
Berlin, Germany Office	583	—
Slough, United Kingdom Office	34	—
Less accumulated amortization	(802)	(474)
Right-of-use asset, net	$2,077	$1,585
Lease expense for operating leases recorded in the balance sheet is included in operating costs and expenses and is based on the future minimum lease payments recognized on a straight-line basis over the term of the lease plus any variable lease costs. Operating lease expenses, inclusive of short-term and variable lease expenses, recognized in our consolidated statement of income for the period ended December 31, 2020 was $1.1 million.
During the year ended December 31, 2020, the Company recorded $656,110 as rent expense to the right-of-use assets.
Lease liability is summarized below (in thousands):

	As of December 31, 2020	As of December 31, 2019
Total lease liability	$2,104	$1,613
Less: short term portion	(647)	(776)
Long term portion	$1,457	$837
Maturity analysis under the lease agreement is as follows (in thousands):

Year ending December 31, 2021	$694
Year ending December 31, 2022	618
Year ending December 31, 2023	369
Year ending December 31, 2024	276
Year ending December 31, 2025	261
Year ending December 31, 2026	109
Total	$2,327
Less: Present value discount	(223)
Lease liability	$2,104
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
Note 28 - Leases (continued)
available at the date of adoption of Topic 842. As of December 31, 2020, the weighted average remaining lease term is 3.92 and the weighted average discount rate used to determine the operating lease liabilities was 8.0%.
Note 29 - Commitments and Contingencies
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
On February 5, 2020, the Company received a letter from the Office of General Counsel of Nasdaq informing us that the Nasdaq Hearings Panel (the “Panel”) granted the Company’s request to continue the listing of the Company’s common stock on Nasdaq, subject to a “Panel Monitor” period pursuant to Nasdaq Listing Rule 5815(d)(4)(A) which expired on February 5, 2021.
Note 30 - Subsequent Events
Capital Raises
On January 24, 2021, the Company entered into a Securities Purchase Agreement with an institutional investor, pursuant to which it sold in a registered direct offering, 5,800,000 shares of its common stock, and warrants to purchase up to 19,354,838 shares of common stock at an exercise price of $1.55 per share (the “January 2021 Purchase Warrants”) for a combined purchase price of $1.55 per share and pre-funded warrants to purchase up to 13,554,838 shares of common stock ("January 2021 Pre-funded Warrants") at an exercise price of $0.001 per share, at a purchase price of $1.549 per share for net proceeds of approximately $27.8 million. Each January 2021 Purchase Warrant and January 2021 Pre-funded Warrant is exercisable for

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018
one share of common stock, is immediately exercisable and will expire 5 years from the issuance date. The January 2021 Pre-funded Warrants were exercised in full as of February 8, 2021. In addition, the investor exercised its purchase rights for 3,000,000 shares of common stock pursuant to the the January 2021 Purchase Warrant on February 11, 2021.
On February 12, 2021, the Company entered into a Securities Purchase Agreement with an institutional investor, pursuant to which it sold in a registered direct offering, 7,000,000 shares of its common stock, and warrants to purchase up to 15,000,000 shares of common stock at an exercise price of $2.00 per share (the “First February 2021 Purchase Warrants”) for a combined purchase price of $2.00 per share and pre-funded warrants to purchase up to 8,000,000 shares of common stock ("First February 2021 Pre-funded Warrants") at an exercise price of $0.001 per share, at a purchase price of $1.999 per share for net proceeds of approximately $27.8 million. Each First February 2021 Purchase Warrant and First February 2021 Pre-funded Warrant is exercisable for one share of common stock, is immediately exercisable and will expire 5 years from the issuance date. The First February 2021 Pre-funded warrants were exercised in full as of February 18, 2021.
On February 16, 2021, we entered into a Securities Purchase Agreement with an institutional investor, pursuant to which we sold in a registered direct offering, 3,000,000 shares of our common stock, and warrants to purchase up to 9,950,250 shares of common stock at an exercise price of $2.01 per share (the “Second February 2021 Purchase Warrants”) for a combined purchase price of $2.01 per share and pre-funded warrants to purchase up to 6,950,250 shares of common stock ("Second February 2021 Pre-funded Warrants") at an exercise price of $0.001 per share, at a purchase price of $2.009 per share for net proceeds of $18.5 million after deducting placement agent commissions and offering expenses. Each Second February 2021 Purchase Warrant and Second February 2021 Pre-funded Warrant is exercisable for one share of common stock, is immediately exercisable and will expire five years from the issuance date. The Second February 2021 Pre-funded warrants were exercised in full as of March 1, 2021.
Termination of Equity Distribution Agreement (ATM)

On February 12, 2021, we terminated that certain Equity Distribution Agreement, dated March 3, 2020, with Maxim Group LLC.
Stock Option Exercises
On February 5, 2021, the Company issued 4,977 shares of common stock in connection with the cashless exercise of 14,583 employee stock options.
Exchanges
On February 11, 2021, the Company entered into an exchange agreement (the “Exchange Agreement”) with the holder of that certain outstanding unsecured promissory note, issued on March 18, 2020 in an aggregate initial principal amount of $6,465,000 (the “Original Note”), pursuant to which the Company and the holder agreed to: (i) partition a new promissory note in the form of the Original Note equal to $1.5 million and then cause the outstanding balance of the Original Note to be reduced by $1.5 million; and (ii) exchange the partitioned note for the delivery of 893,921 shares of the Company’s Common Stock, at an effective price per share equal to $1.678.
Stock Option and Restricted Stock Awards
On February 18, 2021, the Company granted 1,480,500 stock options to employees of the Company. These options vest pro-rata over 12, 24, or 36 months, have a life of ten years and an exercise price of $1.78 per share.
On February 18, 2021, the Company granted 120,000 stock options to the directors of the Company. These options vest upon grant, have a life of ten years and an exercise price of $1.78 per share.
On February 18, 2021, the Company granted 5,250,000 restricted stock awards to employees of the Company. These stock awards vest either 25% on the Grant Gate and 25% on each one year anniversary of Grant Date or 50% on Grant Gate and 50% on one year anniversary.
Systat License Agreement

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018
On February 22, 2021, the Company entered into a Second Amendment to the License Agreement to allow for the exercise of the purchase option in whole or in part anytime during the Purchase Option Period and to provide for cash consideration in lieu of an assignment of the Note at our option. In addition, we exercised our option to purchase a portion of the underlying assets, including certain software, trademarks, solutions, domain names and websites from Systat in exchange for consideration in an amount equal to $900,000.
Nanotron Purchase Agreement
On February 24, 2021, the Company entered into an amendment to the Nanotron share sale and purchase agreement pursuant to which we agreed to the early release of the Holdback Funds, in exchange for a reduction in the total amount payable to the Seller by $225,000. In addition, the amount payable was further reduced by $59,156.74 in connection with a post closing working capital adjustment and the satisfaction of a claim related to a customer dispute. A balance of $465,843.26 was paid to the Seller in full satisfaction of the Holdback Funds payable by the Purchaser to the Seller pursuant to the Purchase Agreement.
Game Your Game Purchase Agreement
On March 25, 2021, we entered into a Stock Purchase Agreement (the “GYG Purchase Agreement”) with Game Your Game, Inc., a Delaware corporation (“GYG”), and certain selling shareholders (the "Selling Shareholders"), pursuant to which we will acquire an aggregate of 522,000 shares of common stock of GYG (the “GYG Shares”), representing 52.2% of the outstanding shares of common stock of GYG on a fully diluted basis, in exchange for $1,666,932 in cash (the “Cash Consideration”), and a number of shares of our common stock equal to $1,403,103 divided by the lesser of (A) the closing price per share of our common stock, as reported by the Nasdaq Stock Market, immediately prior to the closing of the transaction and (B) the average closing price of our common stock, as reported by the Nasdaq Stock Market, for the 5 trading days immediately preceding the closing date. The Cash Consideration will be used for working capital purposes and to satisfy certain outstanding payroll obligations of GYG. The closing of the transaction is subject to the terms and satisfaction of the conditions set forth in the GYG Purchase Agreement. GYG’s business consists of developing and providing solutions using sports data and analytics.
Iliad Note Extension
On March 17, 2021, we extended the maturity date of the March 2020 Note with Iliad from March 18, 2021 to March 18, 2022.
GTX Note Extension
On February 28, 2021 we agreed to extend the maturity date of the GTX Note to December 31, 2021. In addition, we agreed that from June 1, 2020 until the earlier of the maturity date, the date on which the outstanding balance is paid in full or the date on which certain property is removed from GTX premises an amount equal to $585 per month would be offset as payment against the outstanding balance, applied first against the interset amount and then against the principal amount.

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
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of December 31, 2020, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
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
In connection with our annual report on Form 10-K for the year ended December 31, 2019, we reported a material weakness in our internal control over financial reporting resulting from the determination following initial audit procedures that the documentation underlying the preparation of forward projections, which included copies of customer contracts underlying the basis of projecting revenues and support for the projected cost structures associated with determining the fair value of the Sysorex Note as of December 31, 2019, was not sufficient thereby requiring material adjustments to be made to the carrying value of the Sysorex Note as determined by management as of December 31, 2019. To address the material weakness, during the year ended December 31, 2020, we enhanced our internal technical accounting capabilities by engaging and using third-party advisors to assist in areas requiring specialized technical accounting expertise, including with respect to designing the procedures and processes associated with assessing the fair value of our equity and debt instruments. We have tested these measures and believe these measures have enabled us to remediate the underlying control deficiency that gave rise to the previously disclosed material weakness.
Following such remediation, our principal executive officer and our principal financial officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework issued in 2013.
Based on the assessment, our principal executive officer and our principal financial officer determined that, as of December 31, 2020, our internal control over financial reporting is effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of the last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B: OTHER INFORMATION

The disclosure set forth below is provided in connection with Item 1.01, Item 2.03 and Item 3.02.

Stock Purchase Agreement

On March 25, 2021 (the “Signing Date”), we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Game Your Game, Inc., a Delaware corporation (“GYG”), Rick Clemmer (“Clemmer”) and Martin Manniche who is also a director of GYG (“Manniche,” and, together with Clemmer, the “Sellers”), pursuant to which we will acquire an aggregate of 522,000 shares of common stock of GYG (the “Purchased Shares”), representing 52.2% of the outstanding shares of common stock of GYG on a fully diluted basis, on the terms and subject to the satisfaction of the conditions set forth in the Purchase Agreement (the “Acquisition”). GYG’s business consists of developing and providing solutions using sports data and analytics. All defined terms used herein and not otherwise defined have the meanings set forth in the Purchase Agreement.

Subject to the terms and conditions of the Purchase Agreement, we will acquire the Purchased Shares as follows: (i) 283,473 Purchased Shares from GYG in exchange for $1,666,932 in cash (the “Cash Consideration”), and (ii) 238,527 Purchased Shares from the Sellers, in exchange for a number of our shares of common stock, par value $0.001 per share, equal to $1,403,103 divided by the lesser of (A) the closing price per share of our common stock, as reported by the Nasdaq Stock Market, immediately prior to the Closing and (B) the average closing price of Inpixon’s common stock, as reported by the Nasdaq Stock Market, for the 5 trading days immediately preceding the Closing (the “Buyer Shares,” and, together with the Cash Consideration, the “Purchase Price”). The Cash Consideration will be used for working capital purposes and to satisfy certain outstanding payroll obligations of GYG.

We intend to issue the Buyer Shares in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act.

The Closing of the Acquisition will be subject to a number of closing conditions, including the entry into or delivery of certain ancillary agreements and documents by the parties, such as the Stockholders’ Agreement (as defined below), as well as other closing conditions customary for transactions of this type. We anticipate that all closing conditions will be satisfied or waived on or around April 1, 2021; however, there can be no assurance that the closing conditions will be satisfied or waived or that other events will not intervene to delay or result in the failure to close.

The Purchase Agreement includes representations, warranties and covenants made by the parties that are customary for agreements of this type. The Sellers and/or GYG will be required to indemnify us for breaches of their representations and warranties, breaches of certain covenants, and for losses arising out of other specified matters, in each case, to the extent set forth and as more fully described in the Purchase Agreement. Such indemnification obligations are subject to a cap equal to the amount of the Purchase Price, except in cases of the Sellers’ and/or GYG’s fraud or breaches of certain specified representations and warranties.

In addition, we will be entitled to certain information rights with respect to GYG’s financials, certain inspection rights with respect to GYG’s properties and books and records and anti-dilution protection in the event GYG issues additional shares of capital stock.

The Purchase Agreement contains certain customary termination rights, including, among others, (i) the right to terminate the Purchase Agreement prior to the Closing for GYG’s or the Sellers’ breach of any representations, warranties, agreements or covenants, subject to a 30 day cure period, and (ii) the right to terminate the Purchase Agreement if the Closing has not occurred within 120 days of the Signing Date, provided that such failure to close is not the result of the terminating party’s breach of the Purchase Agreement.

The foregoing description of the Purchase Agreement does not purport to be a complete description of the rights and obligations of the parties thereunder and is qualified in its entirety by reference to the full text of the Purchase Agreement, a copy of which is attached hereto as Exhibit 2.23 to this Annual Report on Form 10-K and is incorporated herein by reference.

Other Agreements

The Purchase Agreement contemplates the execution of additional agreements and instruments, on or before the Closing, including, among others, the following:

Board Adviser Agreement

On the Signing Date, we entered into a Board Adviser Agreement (the “Adviser Agreement”) with Clemmer, under which Clemmer will serve as a member of our newly-formed advisory board and provide advice to our board of directors with respect to certain matters relating to our business.

Stockholders’ Agreement

In connection with the Closing, the Company will enter into a Stockholders’ Agreement (the “Stockholders’ Agreement”) with GYG and certain other stockholders of GYG, including the Sellers and such stockholders identified on Exhibit A of the Stockholders' Agreement (collectively, the “Minority Stockholders”). Pursuant to the terms of the Stockholders’ Agreement, the Minority Stockholders will vote their shares to (i) ensure that GYG’s board of directors is comprised of one director and (ii) elect the person we designate from time to time to serve as GYG’s sole director.

The Stockholders’ Agreement will impose certain transfer restrictions on the Minority Stockholders, with limited exceptions for Minority Stockholders other than the Sellers. In addition, we will be entitled to a right of first refusal in the event a Minority Stockholder wants to transfer shares to a third party, as well as customary drag-along rights in the event a third party offers to purchase all of GYG’s outstanding capital stock.

The Stockholders’ Agreement will also grant us an option (the “Purchase Option”) to purchase all of the remaining outstanding capital stock, on a fully diluted basis, of GYG (the “Remaining Shares”). The Purchase Option will be exercisable by us at any time prior to the 3rd anniversary of the Closing of the Acquisition. Upon exercise of the Purchase Option, we will be entitled to purchase the Remaining Shares for an aggregate purchase price of $7,170,000, subject to a downward adjustment if GYG is unable to achieve certain financial-based performance targets during a specified period of time.

PART III
ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth the names and ages of all of our current directors and executive officers. Our officers are appointed by, and serve at the pleasure of, the Company’s Board of Directors (referred to herein as the “Board”) and/or our Chief Executive Officer.

Name	Age	Position
Nadir Ali	52	Chief Executive Officer and Director
Soumya Das	48	Chief Operating Officer
Tyler Hoffman	51	Chief Revenue Officer
Wendy Loundermon	50	Chief Financial Officer and Secretary of Inpixon and Secretary of Inpixon Canada, Inc. and Director
Leonard Oppenheim	74	Director
Kareem Irfan	60	Director
Tanveer Khader	52	Director
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
Soumya Das
Mr. Das has served as our Chief Operating Officer since February 2018 and served as our Chief Marketing Officer from November 2016 until March 2021. Prior to joining Inpixon, from November 2013 until January 2016, Mr. Das was the Chief Marketing Officer of Identiv, a security technology company. From January 2012 until October 2013, Mr. Das was the Chief Marketing Officer of SecureAuth, a provider of multi-factor authentication, single sign-on, adaptive authentication and self-services tools for different applications. Prior to joining SecureAuth, Mr. Das was the Vice President, Marketing and Strategy of CrownPeak, a provider of web content management solutions, from April 2010 until January 2012. Mr. Das earned an MBA from Richmond College, London, United Kingdom, and Bachelor of Business Management from Andhra University in India.
Tyler Hoffman
Mr. Hoffman has served as our Chief Revenue Officer since May 2020. Prior to joining Inpixon, from January 2018 until January 2020, Mr. Hoffman was Vice President of Enterprise Sales, North America for Visa, Inc. From November 2016 until January 2018, Mr. Hoffman served as a consultant to early stage companies with a focus on sales and execution. From December 2015 until November 2016, Mr. Hoffman served as Vice President of Sales for Ticketfly, a division of Pandora providing technology and services for live events. Prior to Ticketfly, Mr. Hoffman was Vice President of Sales at Quid, Inc., a software platform specializing in machine learning and augmented intelligence, from May 2014 to May 2015. Mr. Hoffman received a Bachelor of Arts degree in humanities with honors from the University of Oregon.
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
Our Board held 9 meetings during 2020 and acted through 8 written consents. No member of our Board attended fewer than 75% of the aggregate of (i) the total number of meetings of the Board (held during the period for which he or she was a director) and (ii) the total number of meetings held by all committees of the Board on which such director served (held during the period that such director served). Members of our Board are invited and encouraged to attend our annual meeting of stockholders.
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
Committees of our Board
The Board has three standing committees: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee.
Audit Committee
The Audit Committee consists of Leonard Oppenheim, Tanveer Khader, and Kareem Irfan, all of whom are “independent” as defined under section 5605(a)(2) of the Nasdaq Listing Rules. Mr. Oppenheim is the Chairman of the Audit Committee. In addition, the Board has determined that Leonard Oppenheim qualifies as an “audit committee financial expert” as defined in the rules of the SEC. The Audit Committee operates pursuant to a charter, which can be viewed on our website at http://www.inpixon.com (under “Investors”). The Audit Committee met 4 times during 2020. All members attended more than 75% of such committee meetings. The role of the Audit Committee is to:
•oversee management’s preparation of our financial statements and management’s conduct of the accounting and financial reporting processes;
•oversee management’s maintenance of internal controls and procedures for financial reporting;
•oversee our compliance with applicable legal and regulatory requirements, including without limitation, those requirements relating to financial controls and reporting;
•oversee the independent auditor’s qualifications and independence;
•oversee the performance of the independent auditors, including the annual independent audit of our financial statements;
•prepare the report required by the rules of the SEC to be included in our Proxy Statement; and
•discharge such duties and responsibilities as may be required of the Committee by the provisions of applicable law, rule or regulation.
Compensation Committee
The Compensation Committee consists of Kareem Irfan, Leonard Oppenheim and Tanveer Khader, all of whom are “independent” as defined in section 5605(a)(2) of the Nasdaq Listing Rules. Mr. Irfan is the Chairman of the Compensation Committee. The Compensation Committee met 2 times during 2020. All members attended 75% or more of such committee meetings. The role of the Compensation Committee is to:
•develop and recommend to the independent directors of the Board the annual compensation (base salary, bonus, stock options and other benefits) for our President/Chief Executive Officer;
•review, approve and recommend to the independent directors of the Board the annual compensation (base salary, bonus and other benefits) for all of our Executive Officers (as used in Section 16 of the Securities Exchange Act of 1934 and defined in Rule 16a-1 thereunder);
•review, approve and recommend to the Board the aggregate number of equity grants to be granted to all other employees; and

•ensure that a significant portion of executive compensation is reasonably related to the long-term interest of our stockholders.
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
Nominating and Corporate Governance Committee
The Nominating and Corporate Governance Committee, or the “Governance Committee,” consists of Tanveer Khader, Leonard Oppenheim and Kareem Irfan, all of whom are “independent” as defined in section 5605(a)(2) of the Nasdaq Listing Rules. Mr. Khader is the Chairman of the Governance Committee. The Nominating and Corporate Governance Committee did not meet in person during 2020 and acted by written consent one time during 2020. The role of the Governance Committee is to:
•evaluate from time to time the appropriate size (number of members) of the Board and recommend any increase or decrease;
•determine the desired skills and attributes of members of the Board, taking into account the needs of the business and listing standards;
•establish criteria for prospective members, conduct candidate searches, interview prospective candidates, and oversee programs to introduce the candidate to us, our management, and operations;
•annually recommend to the Board persons to be nominated for election as directors;
•recommend to the Board the members of all standing Committees;
•periodically review the “independence” of each director;
•adopt or develop for Board consideration corporate governance principles and policies; and
•provide oversight to the strategic planning process conducted annually by our management.
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
ITEM 11: EXECUTIVE COMPENSATION
The table below sets forth, for the last two fiscal years, the compensation earned by (i) each individual who served as our principal executive officer and (ii) our two other most highly compensated executive officers, other than our principal executive officer, who were serving as an executive officer at the end of the last fiscal year. Together, these individuals are sometimes referred to as the “Named Executive Officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)		All Other Compensation ($)		Total ($)
Nadir Ali,	2020	$280,000	$175,000	$336,000	(1)	$239,999	(2)	$1,030,999
Chief Executive Officer	2019	$280,000	$150,000	$804,000	(1)	$323,926	(3)	$1,557,926

Soumya Das	2020	$290,625	$48,950	$168,000	(1)	$136,728	(4)	$644,303
Chief Operating Officer; Chief Marketing Officer	2019	$275,000	$50,000	$482,400	(1)	$92,501	(4)	$899,901

Wendy Loundermon	2020	$250,000	$80,000	168,000	(1)	$8,413	(5)	$506,413
Chief Financial Officer	2019	$250,000	$60,000	$562,800	(1)	$17,021	(5)	$889,821
(1)The fair value of employee option grants are estimated on the date of grant using the Black-Scholes option pricing model with key weighted average assumptions, expected stock volatility and risk free interest rates based on US Treasury rates from the applicable periods.
(2)Automobile allowance and housing allowance.
(3)Accrued vacation paid as compensation, automobile allowance and housing allowance.
(4)Commission and automobile allowance.
(5)Accrued vacation paid as compensation.
Outstanding Equity Awards at Fiscal Year-End
Other than as set forth below, there were no outstanding unexercised options, unvested stock, and/or equity incentive plan awards issued to our Named Executive Officers as of December 31, 2020.

		Option Awards							Stock Awards
Name	Grant Date	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested #	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Nadir Ali	12/21/2012	1	(1)	0		0	225,643.05	12/21/2022	0	0	0	0
	08/14/2013	1	(1)	0		0	1,952,678.70	08/14/2023	0	0	0	0
	04/17/2015	1	(2)	0		0	1,677,857.40	04/17/2025	0	0	0	0
	05/17/2018	312	(1)	0		0	570.60	05/17/2028	0	0	0	0
	01/25/2019	10186	(3)	926	(3)	0	101.70	01/25/2029	0	0	0	0
	05/10/2019	7408	(3)	3704	(3)	0	33.75	05/10/2029	0	0	0	0
	5/08/20202	333,333	(4)	666,667	(4)	0	1.10	05/08/2030	0	0	0	0

Soumya Das	02/03/2017	0		1	(2)	0	188,035.74	02/03/2027	0	0	0	0
	05/17/2018	187	(1)	0		0	570.60	05/17/2028	0	0	0	0
	01/25/2019	6112	(3)	555	(3)	0	101.70	01/25/2029	0	0	0	0
	05/10/2019	4445	(3)	2222	(3)	0	33.75	05/10/2029	0	0	0	0
	5/08/20202	166,666	(4)	333,334	(4)	0	1.10	05/08/2030	0	0	0	0

Wendy Loundermon	12/05/2011	1	(1)	0		0	1,012,500.00	12/05/2021	0	0	0	0
	12/21/2012	1	(1)	0		0	225,643.05	12/21/2022	0	0	0	0
	11/18/2013	1	(1)	0		0	1,851,428.70	11/18/2023	0	0	0	0
	05/09/2014	1	(1)	0		0	3,507,589.35	05/09/2024	0	0	0	0
	08/05/2015	1	(2)	0		0	1,265,625.00	08/05/2025	0	0	0	0
	02/25/2016	0		1	(2)	0	376,071.30	02/25/2026	0	0	0	0
	07/20/2016	0		1	(2)	0	339,910.65	07/20/2026	0	0	0	0
	05/17/2018	218	(1)	0		0	570.60	05/17/2028	0	0	0	0
	01/25/2019	7130	(3)	648	(3)	0	101.70	01/25/2029	0	0	0	0
	05/10/2019	5186	(3)	2592	(3)	0	33.75	05/10/2029	0	0	0	0
	5/08/20202	166,666	(4)	333,334	(4)	0	1.10	05/08/2030	0	0	0	0
(1)This option is 100% vested.
(2)This option vests 1/48th per month at the end of each month starting on the grant date.
(3)This option vests 1/12th per month at the end of each month starting on the grant date.
(4)This option vests 1/24th per month at the end of each month starting on the grant date.
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

Soumya Das
On November 4, 2016, and effective as of November 7, 2016, Mr. Das entered into an employment agreement to serve as Chief Marketing Officer of the Company. On February 2, 2018, he was promoted to Chief Operating Officer. In accordance with the terms of the agreement, Mr. Das will receive a base salary of $250,000 per annum. In addition, Mr. Das will receive a bonus up to $75,000 annually, provided that he completes the required tasks before their deadlines, and the tasks, their deadlines and the amount of corresponding bonuses shall be determined by the Company and the CEO. The agreement was effective for an initial term of twenty-four (24) months and was automatically renewed for one additional twelve (12) month period. The Company may terminate the services of Mr. Das with or without “just cause,” (as defined). If the Company terminates Mr. Das’ employment without just cause, or if Mr. Das resigns within twenty-four (24) months following a change of control (as defined) and as a result of a material diminution of his position or compensation, Mr. Das will receive (1) his base salary at the then current rate and levels for one (1) month if Mr. Das has been employed by the Company for at least six (6) months but not more than twelve (12) months as of the date of termination or resignation, for three (3) months if Mr. Das has been employed by the Company more than twelve (12) but not more than twenty-four (24) months as of the date of termination or resignation, or for six (6) months if Mr. Das has been employed by the Company for more than twenty-four (24) months as of the date of resignation or termination; (2) 50% of the value of any accrued but unpaid bonus that Mr. Das otherwise would have received; (3) the value of any accrued but unpaid vacation time; and (4) any unreimbursed business expenses and travel expenses that are reimbursable under the agreement. If the Company terminates Mr. Das’ employment with just cause, Mr. Das will receive only the portion of his base salary and accrued but unused vacation pay that has been earned through the date of termination. On August 31, 2018, the Company amended Mr. Das’ employment agreement to make the following changes to his compensation effective May 14, 2018: (1) increase in base salary to $275,000 per year, (2) have up to $50,000 in MBO’s annually, (3) commissions equal to 2% of recognized revenue associated with the IPA product line paid quarterly and subject to the Company policies in connection with commissions payable and (4) provide a transportation allowance of $1,000 per month. On May 10, 2019, the Company amended Mr. Das’ commission plan to include a 1% commission on recognized revenue associated with the Shoom product line paid quarterly and subject to Company commission plan policies. Effective as of March 2021, Mr. Das resigned from his position as Chief Marketing Officer.
Wendy Loundermon
On October 21, 2014, and effective as of October 1, 2014, the Company entered into an at-will employment agreement with Wendy Loundermon. Ms. Loundermon currently serves as CFO, Director and Secretary of the Company and Secretary of Inpixon Canada, Inc. Pursuant to the agreement, Ms. Loundermon was compensated at an annual rate of $200,000 and is entitled to benefits customarily provided to senior management including equity awards and cash bonuses subject to the satisfaction of certain performance goals determined by the Company. The standards and goals and the bonus targets is set by the compensation committee, in its sole discretion. The Company may terminate the services of Ms. Loundermon with or without “cause” (as defined). If the Company terminates Ms. Loundermon’s employment without cause or in connection with a change of control (as defined), Ms. Loundermon will receive (1) severance consisting of her base salary at the then current rate for twelve (12) months from the date of termination, and (2) her accrued but unpaid salary. If Ms. Loundermon’s employment is terminated under any circumstances other than the above, Ms. Loundermon will receive her accrued but unpaid salary. Ms. Loundermon’s salary was increased to $228,500 effective April 1, 2017, $250,000 effective March 1, 2018 and $280,000 effective January 2021.
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
•Incentive and Nonqualified Stock Options. The plan administrator determines the exercise price of each stock option. The exercise price of an NQSO may not be less than the fair market value of our common stock on the date of grant. The exercise price of an incentive stock option may not be less than the fair market value of our common stock on the date of grant if the recipient holds 10% or less of the combined voting power of our securities, or 110% of the fair market value of a share of our common stock on the date of grant otherwise.
•Stock Grants. The plan administrator may grant or sell stock, including restricted stock, to any participant, which purchase price, if any, may not be less than the par value of shares of our common stock. The stock grant will be subject to the conditions and restrictions determined by the administrator. The recipient of a stock grant shall have the rights of a stockholder with respect to the shares of stock issued to the holder under the 2018 Plan.
•Stock-Based Awards. The plan administrator of the 2018 Plan may grant other stock-based awards, including stock appreciation rights, restricted stock and restricted stock units, with terms approved by the administrator, including restrictions related to the awards. The holder of a stock-based award shall not have the rights of a stockholder except to the extent permitted in the applicable agreement.
Plan Administration.Our Board is the administrator of the 2018 Plan, except to the extent it delegates its authority to a committee, in which case the committee shall be the administrator. Our Board has delegated this authority to our compensation committee. The administrator has the authority to determine the terms of awards, including exercise and purchase price, the number of shares subject to awards, the value of our common stock, the vesting schedule applicable to awards, the form of consideration, if any, payable upon exercise or settlement of an award and the terms of award agreements for use under the 2018 Plan.
Eligibility.The plan administrator will determine the participants in the 2018 Plan from among our employees, directors and consultants. A grant may be approved in advance with the effectiveness of the grant contingent and effective upon such person’s commencement of service within a specified period.
Termination of Service.Unless otherwise provided by the administrator or in an award agreement, upon a termination of a participant’s service, all unvested options then held by the participant will terminate and all other unvested awards will be forfeited.
Transferability.Awards under the 2018 Plan may not be transferred except by will or by the laws of descent and distribution, unless otherwise provided by the plan administrator in its discretion and set forth in the applicable agreement, provided that no award may be transferred for value.
Adjustment.In the event of a stock dividend, stock split, recapitalization or reorganization or other change in change in capital structure, the plan administrator will make appropriate adjustments to the number and kind of shares of stock or securities subject to awards.
Corporate Transaction.If we are acquired, the plan administrator will: (i) arrange for the surviving entity or acquiring entity (or the surviving or acquiring entity’s parent company) to assume or continue the award or to substitute a similar award for the award; (ii) cancel or arrange for cancellation of the award, to the extent not vested or not exercised prior to the effective time of the transaction, in exchange for such cash consideration, if any, as the plan administrator in its sole discretion, may consider appropriate; or (iii) make a payment, in such form as may be determined by the plan administrator equal to the excess, if any, of (A) the value of the property the holder would have received upon the exercise of the award immediately prior to the effective time of the transaction, over (B) any exercise price payable by such holder in connection with such exercise. In addition in connection with such transaction, the plan administrator may accelerate the vesting, in whole or in part, of the award

(and, if applicable, the time at which the award may be exercised) to a date prior to the effective time of such transaction and may arrange for the lapse, in whole or in part, of any reacquisition or repurchase rights held by us with respect to an award.
Amendment and Termination.The 2018 Plan will terminate on January 4, 2028 or at an earlier date by vote of our Board; provided, however, that any such earlier termination shall not affect any awards granted under the 2018 Plan prior to the date of such termination. The 2018 Plan may be amended by our Board, except that our Board may not alter the terms of the 2018 Plan if it would adversely affect a participant’s rights under an outstanding stock right without the participant’s consent.
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
Exceptions to these general rules arise under the following circumstances:
•If shares of our common stock, when delivered, are subject to a substantial risk of forfeiture by reason of any employment or performance-related condition, ordinary income taxation and our tax deduction will be delayed until the risk of forfeiture lapses, unless the grantee makes a special election to accelerate taxation under section 83(b) of the Code.
•If an employee exercises a stock option that qualifies as an ISO, no ordinary income will be recognized, and we will not be entitled to any tax deduction, if shares of our common stock acquired upon exercise of the stock option are held until the later of (A) one year from the date of exercise and (B) two years from the date of grant. However, if the employee disposes of the shares acquired upon exercise of an ISO before satisfying both holding period requirements, the employee will recognize ordinary income at the time of the disposition equal to the difference between the fair market value of the shares on the date of exercise (or the amount realized on the disposition, if less) and the exercise price, and we will be entitled to a tax deduction in that amount. The gain, if any, in excess of the amount recognized as ordinary income will be long-term or short-term capital gain, depending upon the length of time the employee held the shares before the disposition.
•A grant may be subject to a 20% tax, in addition to ordinary income tax, at the time the grant becomes vested, plus interest, if the grant constitutes deferred compensation under section 409A of the Code and the requirements of section 409A of the Code are not satisfied.
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
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information as of December 31, 2020 regarding the shares of our common stock to be issued upon exercise of outstanding options or available for issuance under equity compensation plans and other compensation arrangements that were (i) adopted by our security holders and (ii) were not approved by our security holders.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)		Weighted-average exercise price of outstanding (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders	5,450,056	(1)	$23.41	9,197,287	(2)
Equity compensation plans not approved by security holders	1	(3)	$1,952,678.70	—
Total	5,450,057		$23.76	9,197,287
(1)Represents 89 shares of common stock that may be issued pursuant to outstanding stock options granted under the 2011 Plan and 5,449,967 shares of common stock that may be issued pursuant to outstanding stock options granted under the 2018 Plan.
(2)Represents 417,181 shares of common stock available for future issuance in connection with equity award grants under the 2011 Plan and 8,780,106 shares of common stock available for future issuance in connection with equity award grants under the 2018 Plan.
(3)Represents shares of common stock issuable upon the exercise of stock options granted to Nadir Ali on August 14, 2013 outside of the 2011 Plan and the 2018 Plan.
Director Compensation
The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Directors in the year ended December 31, 2020 except Nadir Ali and Wendy Loundermon, whose aggregate compensation information has been disclosed above.

Name	Fees Earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity Incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Leonard Oppenheim	$56,000	—	$6,720	—	—	$—	$62,720
Kareem Irfan	$53,000	—	$6,720	—	—	$—	$59,720
Tanveer Khader	$47,000	—	$6,720	—	—	$—	$53,720
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
During the year ended December 31, 2020, the independent directors received 20,000 non-qualified stock options and did not receive any restricted stock awards.
ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information as of March 5, 2021, regarding the beneficial ownership of our common stock by the following persons:
•our Named Executive Officers;
•each director;
•all of our executive officers and directors as a group; and
•each person or entity who, to our knowledge, owns more than 5% of our common stock.
Except as indicated in the footnotes to the following table, subject to applicable community property laws, each stockholder named in the table has sole voting and investment power. Unless otherwise indicated, the address for each stockholder listed is c/o Inpixon, 2479 E. Bayshore Road, Suite 195, Palo Alto, California 94303. Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of March 5, 2021, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding the options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder. The information provided in the following table is based on our records, information filed with the SEC, and information furnished by our stockholders.

Name of Beneficial Owner	Amount and nature of beneficial ownership		Percent of Class(1)
Named Executive Officers and Directors
Nadir Ali	2,022,543	(2)	1.9%
Leonard Oppenheim	60,449	(3)	*
Kareem Irfan	60,448	(4)	*
Tanveer Khader	60,451	(5)	*
Soumya Das	1,013,526	(6)	*
Tyler Hoffman	525,000	(7)	*
Wendy Loundermon	1,015,786	(8)	*
All executive officers and directors as a group (7 persons)	4,758,203	(9)	4.5%
*Represents beneficial ownership of less than 1%.
(1)Based on 101,382,447 shares outstanding as of March 5, 2021.
(2)Includes (i) 1,500,002 shares of common stock held of record by Nadir Ali, which includes 1,500,000 shares of common stock issuable pursuant to a restricted stock grant, subject to certain tax withholding and forfeiture provisions (ii) 522,539 shares of common stock issuable upon exercise of options exercisable within 60 days of March 5, 2021, (iii) 1 shares of common stock held of record by Lubna Qureishi, Mr. Ali’s wife, and (iv) 1 shares of common stock held of record by the Qureishi Ali Grandchildren Trust, of which Mr. Ali is the joint-trustee (with his wife Lubna Qureishi) of the Qureishi Ali Grandchildren Trust and has shared voting and investment control over the shares held. Excludes an additional 500,000 shares of common stock underlying options that are not exercisable within 60 days of March 5, 2021.
(3)Includes (i) 2 shares of common stock held of record by Mr. Oppenheim, and (ii) 60,447 shares of common stock issuable upon exercise of options exercisable within 60 days of March 5, 2021.
(4)Includes (i) 1 shares of common stock held of record by Mr. Irfan and (ii) 60,447 shares of common stock issuable upon exercise of options exercisable within 60 days of March 5, 2021.
(5)Includes (i) 3 shares of common stock owned directly by SyHolding Corp., (ii) 1 shares of common stock held of record by Mr. Khader and (iii) 60,447 shares of common stock issuable upon exercise of options exercisable within 60 days of March 5, 2021. Tanveer Khader holds the power to vote and dispose of the SyHolding Corp. shares.
(6)Includes (i) 750,001 shares of common stock held of record by Mr. Das, which includes 750,000 shares of common stock issuable pursuant to a restricted stock grant, subject to certain tax withholding and forfeiture provisions and (ii) 263,525 shares of common stock issuable upon exercise of options exercisable within 60 days of March 5, 2021. Excludes an additional 250,000 shares of common stock underlying options that are not exercisable within 60 days of March 5, 2021.
(7)Includes (i) 450,000 shares of common stock held of record by Mr. Hoffman which includes 450,000 shares of common stock issuable pursuant to a restricted stock grant, subject to certain tax withholding and forfeiture provisions and (ii) 75,000 shares of common stock issuable upon exercise of options exercisable within 60 days of March 5, 2021 held by Mr. Hoffman. Excludes an additional 225,000 shares of common stock underlying options that are not exercisable within 60 days of March 5, 2021.
(8)Includes (i) 750,002 shares of common stock held of record by Ms. Loundermon which includes 750,000 shares of common stock issuable pursuant to a restricted stock grant, subject to certain tax withholding and forfeiture provisions and (ii) 265,784 shares of common stock issuable upon exercise of options exercisable within 60 days of March 5, 2021. Excludes an additional 250,000 shares of common stock underlying options that are not exercisable within 60 days of March 5, 2021.
(9)Includes (i) 3,450,010 shares of common stock held directly, or by spouse or relative, (ii) 4 shares of common stock held of record by entities, and (iii) 1,308,189 shares of common stock issuable upon exercise of options exercisable within 60 days of March 5, 2021.
ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Review, Approval or Ratification of Transactions with Related Persons.
The Board reviews issues involving potential conflicts of interest, and reviews and approves all related party transactions, including those required to be disclosed as a “related party” transaction under applicable federal securities laws.

The Board has not adopted any specific procedures for conducting reviews of potential conflicts of interest and considers each transaction in light of the specific facts and circumstances presented. However, to the extent a potential related party transaction is presented to the Board, the Company expects that the Board would become fully informed regarding the potential transaction and the interests of the related party, and would have the opportunity to deliberate outside of the presence of the related party. The Company expects that the Board would only approve a related party transaction that was in the best interests of the Company, and further would seek to ensure that any completed related party transaction was on terms no less favorable to the Company than could be obtained in a transaction with an unaffiliated third party. Other than as described below, no transaction requiring disclosure under applicable federal securities laws occurred during fiscal year 2020 that was submitted to the Board for approval as a “related party” transaction.
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
For the period from January 1, 2019, through the date of this report (the “Reporting Period”), described below are certain transactions or series of transactions between us and certain related persons.
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

All sums advanced by the Company to the Maturity Date (as defined below) pursuant to the terms of the Note Purchase Agreement will become part of the aggregate Loan Amount underlying the Secured Note. All outstanding principal amounts and accrued unpaid interest owing under the Secured Note shall become immediately due and payable on the earlier to occur of (i) 24 month anniversary of the date the Secured Note is issued (the “Maturity Date”), (ii) at such date when declared due and payable by the Company upon the occurrence of an Event of Default (as defined in the Secured Note), or (iii) at any such earlier date as set forth in the Secured Note. All accrued unpaid interest shall be payable in cash. On February 4, 2019, the Secured Note was amended to increase the maximum principal amount that may be outstanding at any time under the Secured Note from $3 million to $5 million. On April 2, 2019, the Secured Note was amended to increase the maximum principal amount that may be outstanding at any time under the Secured Note from $5 million to $8 million. On May 22, 2019, the Secured Note was amended to increase the maximum principal amount that may be outstanding at any time under the Secured Note from $8 million to $10 million. The largest aggregate principal amount owed by Sysorex to the Company during the Reporting Period was approximately $10 million, the amount of principal paid during the Reporting Period was approximately $1.8 million and the interest paid during the Reporting Period was $0. The amount owed by Sysorex to the Company as of December 31, 2020 was approximately $7.7 million. These amounts exclude $275,000 of additional interest that the Company is contractually entitled to accrue from October 1, 2019 through December 31, 2019 and approximately $1.1 million of additional interest from January 1, 2020 through December 31, 2020 in accordance with the terms of the Sysorex Note, but did not accrue due to the uncertainty of repayment. The Secured Note has been classified as “held for sale” and the Company, with the assistance of a third-party valuation firm, estimated the fair value of such using Sysorex financial projections, a discounted cash flow model and a 12.3% discount rate. As a result, the Company established a full valuation allowance as of December 31, 2020. We are required to periodically re-evaluate the carrying value of the note and the related valuation allowance based on various factors, including, but not limited to, Sysorex’s performance and collectability of the note. Sysorex’s performance against those financial projections will directly impact future assessments of the fair value of the note. On March 1, 2020, the Company amended the Secured Note to extend the maturity date of the Secured Note to December 31, 2022, to increase the default interest rate from 18% to 21% or the maximum rate allowable by law and to require a cash payment to the Company by Sysorex against the Loan Amount in an amount equal to no less than 6% of the aggregate gross proceeds raised following the completion of any financing, or series of related financings, in which Sysorex raises aggregate gross proceeds of at least $5 million.
Sysorex Receivable
On February 20, 2019, the Company, Sysorex and Atlas Technology Group, LLC (“Atlas”) entered into a settlement agreement resulting in a net award of $941,796 whereby Atlas agreed to accept an aggregate of 16,655 shares of freely-tradable common stock of the Company in full satisfaction of the award. The Company and Sysorex each agreed pursuant to the terms and conditions of that certain Separation and Distribution Agreement, dated August 7, 2018, as amended, that 50% of the costs and liabilities related to the arbitration action would be shared by each party following the Spin-off. As a result, Sysorex owes the Company $616,359 as of December 31, 2019 for the settlement plus the interest accrued during the fiscal year ended December 31, 2020 of $31,824. There were no repayments during 2020, the highest balance during the fiscal year ended December 31, 2020 was $648,183 and total owed to the Company for this settlement as of December 31, 2020 was $648,183.
Systat License Acquisition
On June 19, 2020, we entered into an exclusive license to market, distribute, and develop the SYSTAT and SigmaPlot software suite of products (the “License Grant”) pursuant to the terms and conditions of that certain Exclusive Software License and Distribution Agreement, as amended on June 30, 2020 (as amended, the “License Agreement”), with Cranes Software International Ltd. (“Cranes”) and Systat Software, Inc. (“Systat,” and together with Cranes, the “Systat Parties”). In accordance with the terms of the License Agreement, on June 30, 2020 (the “License Closing Date”), we acquired the License Grant, effective as of June 1, 2020, and we partitioned a portion of the outstanding balance under that certain promissory note (the “Sysorex Note”) issued to us by Sysorex, Inc. (“Sysorex”), into a new note in an amount equal to $3 million in principal plus accrued interest (the “Closing Note”) and assigned the Closing Note and all rights and obligations thereunder to Systat in accordance with the terms and conditions of that certain Promissory Note Assignment and Assumption Agreement (the "Assignment Agreement"). An additional $3.3 million of the principal balance underlying the Sysorex Note was partitioned and assigned to Systat as consideration payable for the rights granted under the license, including $1.3 million on the three month anniversary of the License Closing Date, $1.0 million on the six month anniversary of the License Closing Date and an additional $1.0 million on March 19, 2021. Each assignment under the Sysorex Note was represented by a new secured promissory note and our right to any repayment under the Sysorex Note is subordinate and junior to Sysorex’s obligation to make any payment to Systat unless we have exercised our right to offset any losses against such assigned notes as permitted in the License Agreement. In addition, we paid the remaining cash consideration of $2.2 million for the License Grant on July 8, 2020.
In connection with the License Grant, the Systat Parties provided us with equipment for us to use at no additional cost for a minimum period of six months following the License Closing Date. In addition, we have the right, but not the obligation, to assume all of the Systat Parties’ rights, interests, and obligations under the Systat Customer Contracts and the Systat Distribution Agreements (as such terms are defined in the License Agreement). We are also entitled to any customer maintenance revenue, new license fees, or license renewal fees, received by any of the Systat Parties after June 1, 2020 in connection with the Systat Customer Contracts and/or Systat Distribution Agreements assigned to and assumed by us in connection with the License Agreement. The License Grant will remain in effect for a period of 15 years following the License Closing Date (the “Term”), unless terminated sooner upon mutual written consent of Systat and us or upon termination by either for the other party’s specified breach.
At any time during the first 5-year period of the Term (the "Purchase Option Exercise Period"), we may exercise our option to purchase the Software, Software Source, User Documentation, Systat Intellectual Property, Customer Information and Equipment (as such terms are defined in the License Agreement) from the Systat Parties in exchange for an assignment of our right to receive an additional $1.0 million in principal under the Sysorex Note. On February 22, 2021, we entered into a Second Amendment to the License Agreement to allow for the exercise of the purchase option in whole or in part any time during the Purchase Option Period and to provide for cash consideration in lieu of an assignment of the Sysorex Note at our option. In addition, we exercised our option to purchase a portion of the underlying assets, including certain software, trademarks, solutions, domain names and websites from Systat in exchange for consideration in an amount equal to $900,000.

Nadir Ali, our Chief Executive Officer and a member of our Board, is a related party in connection with the acquisition of the Licenses as a result of his service as a director of Sysorex, the issuer of the Sysorex Note that was assigned in accordance with the terms and conditions of the License Agreement. In addition, Tanveer Khader and Kareem Irfan, members of our Board, are also related parties in connection with the acquisition of the Licenses as a result of their respective employment relationships with the Systat Parties.

Subscription of Units of Cardinal Venture Holdings

On September 30, 2020, we entered into a Subscription Agreement (the “Subscription Agreement”) with Cardinal Venture Holdings LLC, a Delaware limited liability company (“CVH”), pursuant to which we agreed to (i) contribute up to $1,800,000 (the “Contribution”) to CVH and (ii) purchase up to 599,999 Class A Units of CVH (the “Class A Units”) and up to 1,800,000 Class B Units of CVH (the “Class B Units,” and, together with the Class A Units, the “Units”). The aggregate purchase price of $1,800,000 for the Units is deemed to be satisfied in part through the Contribution.

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

Nadir Ali, our Chief Executive Officer and a director, beneficially owns membership interests in CVH through 3AM LLC, a Delaware limited liability company and a founding member of CVH (“3AM”).

Concurrently with our entry into the Subscription Agreement, we entered into the Amended and Restated Limited Liability Company Agreement of CVH (the “LLC Agreement”), dated as of September 30, 2020. Under the terms of the LLC Agreement, in the event the Managing Member (as defined in the LLC Agreement) can no longer manage CVH’s affairs due to his death, disability or incapacity, 3AM will serve as CVH’s replacement Managing Member. Except as may be required by law, we, as a non-managing member under the LLC Agreement, do not have any voting rights and generally cannot take part in the management or control of CVH’s business and affairs.

The LLC Agreement provides that each Class A Unit and each Class B Unit represents the right of the Company to receive any distributions made by the Sponsor on account of the Class A Interests and Class B Interests, respectively, of the Sponsor.

We not required to make additional capital contributions to CVH, unless any such capital contribution is approved by all of CVH’s members. In addition, the LLC Agreement contains terms and conditions that provide for limitations on liability, restrictions on rights to distributions and certain indemnification rights for CVH’s members.
ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES
Set forth below are approximate fees for services rendered by Marcum LLP, our independent registered public accounting firm, for the fiscal years ended December 31, 2020 and 2019.

	2020	2019
Audit Fees(1)	$355,024	$399,382
Audit Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—
(1)Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.
Audit Fees. The “Audit Fees” are the aggregate fees of Marcum attributable to professional services rendered in 2020 and 2019 for the audit of our annual financial statements, for review of financial statements included in our quarterly reports on Form 10-Q or for services that are normally provided by Marcum in connection with statutory and regulatory filings or engagements for that fiscal year. These fees include fees billed for professional services rendered by Marcum for the review of registration statements or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees. Marcum billed us for professional services that were reasonably related to the performance of the audit or review of financial statements in 2020 and 2019, which are not included under Audit Fees above including the filing of our registration statements, including our Registration Statement on Form S-3. This amount also includes audit fees related to acquisitions.
Tax Fees. Marcum did not perform any tax advice or planning services in 2020 or 2019.
All Other Fees. Marcum did not perform any services for us or charge any fees other than the services described above in 2020 and 2019.
Pre-approval Policies and Procedures
The Audit Committee is required to review and approve in advance the retention of the independent auditors for the performance of all audit and lawfully permitted non-audit services and the fees for such services. The Audit Committee may delegate to one or more of its members the authority to grant pre-approvals for the performance of non-audit services, and any such Audit Committee member who pre-approves a non-audit service must report the pre-approval to the full Audit Committee at its next scheduled meeting. The Audit Committee is required to periodically notify the Board of their approvals. The required pre-approval policies and procedures were complied with during 2020.

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

INPIXON

Date: March 31, 2021	By:	/s/ Nadir Ali
Nadir Chief Executive Officer
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Nadir Ali	Chief Executive Officer and Director	March 31, 2021
Nadir Ali	(Principal Executive Officer)

/s/ Wendy Loundermon	Chief Financial Officer and Director	March 31, 2021
Wendy Loundermon	(Principal Financial and Accounting Officer)

/s/ Leonard A. Oppenheim	Director	March 31, 2021
Leonard A. Oppenheim

/s/ Kareem Irfan	Director	March 31, 2021
Kareem Irfan

/s/ Tanveer Khader	Director	March 31, 2021
Tanveer Khader

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1†	Asset Purchase and Merger Agreement dated March 1, 2013 by and among Sysorex Global Holdings Corp., Lilien, LLC and Lilien Systems.	S-1	333-190574	2.1	August 12, 2013

2.2	Agreement and Plan of Merger dated August 31, 2013 by and among Sysorex Global Holdings Corp., Sysorex Merger Sub, Inc., Shoom, Inc. and the Shareholder Representative.	S-1	333-191648	2.4	October 9, 2013

2.3	Agreement and Plan of Merger dated as of December 20, 2013, by and among Sysorex Global Holdings Corp., AirPatrol Corporation, AirPatrol Acquisition Corp. I, AirPatrol Acquisition Corp. II, and Shareholders Representative Services LLC.	S-1/A	333-191648	2.6	January 21, 2014

2.4	Amendment No. 1 to Agreement and Plan of Merger dated February 28, 2014 with AirPatrol Corporation.	S-1/A	333-191648	2.7	March 13, 2014

2.5	Amendment No. 2 to Agreement and Plan of Merger dated April 18, 2014 with AirPatrol Corporation.	8-K	001-36404	2.8	April 24, 2014

2.6	Waiver and Amendment No. 3 to Agreement and Plan of Merger dated May 30, 2014 with AirPatrol Corporation.	S-1	333-198502	12.9	August 29, 2014

2.7†	Asset Purchase Agreement, dated as of April 24, 2015, between Sysorex Global Holdings Corp., LightMiner Systems, Inc. and Chris Baskett.	8-K	001-36404	2.1	April 30, 2015

2.8	Agreement and Plan of Merger, dated as of December 14, 2015, between Sysorex Global Holdings Corp. and Sysorex Global.	8-K	001-36404	10.3	December 18, 2015

2.9†	Asset Purchase Agreement, dated November 14, 2016, among Integrio Technologies, LLC, Emtec Federal, LLC, Sysorex Government Services, Inc. and Sysorex Global.	8-K	001-36404	2.1	November 18, 2016

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.10	Amendment No. 1 to Asset Purchase Agreement, dated as of November 21, 2016, by and among Sysorex Global, Sysorex Government Services, Inc., Integrio Technologies, LLC and Emtec Federal, LLC.	8-K	001-36404	2.2	November 28, 2016

2.11	Agreement and Plan of Merger, dated as of February 27, 2017, between Sysorex Global and Inpixon.	8-K	001-36404	2.1	March 1, 2017

2.12	Agreement and Plan of Merger, dated as of July 25, 2018, between Inpixon USA and Sysorex, Inc.	8-K	001-36404	2.1	July 31, 2018

2.13	Separation and Distribution Agreement, dated August 7, 2018 between Inpixon and Sysorex, Inc.	10-Q	001-36404	2.1	August 13, 2018

2.14	Amendment No. 1 to Separation and Distribution Agreement dated August 31, 2018 between Inpixon and Sysorex, Inc.	8-K	001-36404	10.5	September 4, 2018

2.15†	Share Purchase Agreement, dated May 21, 2019, by and among Inpixon, Inpixon Canada, Inc., Locality Systems Inc., Kirk Moir, in his capacity as the Sellers’ Representative, the Sellers and Garibaldi Capital Advisors Ltd.	8-K	001-36404	2.1	May 22, 2019

2.16†	Asset Purchase Agreement, dated June 27, 2019, by and between Inpixon and GTX Corp.	8-K	001-36404	2.1	July 1, 2019

2.17†	Share Purchase Agreement, dated July 9, 2019, by and among Inpixon, Inpixon Canada, Inc., Jibestream Inc., the Vendors, and Chris Wiegand, in his capacity as the Vendors’ Representative.	8-K	001-36404	2.1	July 11, 2019

2.18†	Amendment to Share Purchase Agreement, dated as of August 8, 2019, by and among Inpixon, Inpixon Canada, Inc., Jibestream Inc., the Vendors, and Chris Wiegand, in his capacity as the Vendors’ Representative.	8-K	001-36404	2.1	August 9, 2019

2.19	The Second Amendment to the Share Purchase Agreement, dated August 15, 2019, by and among Inpixon, Inpixon Canada, Inc., Jibestream Inc, and Chris Wiegand, in his capacity as the Vendors’ representative.	8-K	001-36404	2.1	August 19, 2019

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.20†	Asset Purchase Agreement, dated as of August 19, 2020, by and among Inpixon, Ten Degrees Inc., Ten Degrees International Limited, mCube International Limited and mCube, Inc.	8-K	001-36404	2.1	August 20, 2020

2.21†	Share Sale and Purchase Agreement, dated as of October 5, 2020, among Inpixon GmbH, Sensera Limited and Nanotron Technologies GmbH.	8-K	001-36404	2.1	October 5, 2020

2.22	Amendment to the Share Sale and Purchase Agreement, dated as of February 24, 2021, among Inpixon GmbH, Sensera Limited and Nanotron Technologies GmbH.	8-K	001-36404	2.1	February 26, 2021

2.23†	Stock Purchase Agreement, dated as of March 25, 2021, among Inpixon, Game Your Game, Inc., Rick Clemmer, and Martin Manniche.					X

3.1	Restated Articles of Incorporation.	S-1	333-190574	3.1	August 12, 2013

3.2	Certificate of Amendment to Articles of Incorporation (Increase Authorized Shares).	S-1	333-218173	3.2	May 22, 2017

3.3	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	April 10, 2014

3.4	Articles of Merger (renamed Sysorex Global).	8-K	001-36404	3.1	December 18, 2015

3.5	Articles of Merger (renamed Inpixon).	8-K	001-36404	3.1	March 1, 2017

3.6	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.2	March 1, 2017

3.7	Certificate of Amendment to Articles of Incorporation (authorized share increase).	8-K	001-36404	3.1	February 5, 2018

3.8	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	February 6, 2018

3.9	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	November 1, 2018

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.10	Certificate of Amendment to Articles of Incorporation, effective as of January 7, 2020 (Reverse Split).	8-K	001-36404	3.1	January 7, 2020

3.11	Bylaws, as amended.	S-1	333-190574	3.2	August 12, 2013

4.1	Specimen Stock Certificate of the Company.	S-1	333-190574	4.1	August 12, 2013

4.2	Form of Certificate of Designation of Preferences, Rights and Limitations of Series 4 Convertible Preferred Stock.	8-K	001-36404	3.1	April 24, 2018

4.3	Certificate of Designation of Series 5 Convertible Preferred Stock, dated as of January 14, 2019.	8-K	001-36404	3.1	January 15, 2019

4.4	Promissory Note, dated as of December 21, 2018.	8-K	001-36404	4.1	December 31, 2018

4.5	Warrant to purchase common stock dated March 20, 2013 held by Bridge Bank N.A.	S-1	333-190574	4.3	August 12, 2013

4.6	Form of Warrant Agency Agreement	S-1/A	333-218173	4.7	June 23, 2017

4.7	Form of Additional Warrant	8-K	001-36404	4.1	August 9, 2017

4.8	Form of Warrant	8-K	001-36404	4.1	January 9, 2018

4.9	Form of Warrant	8-K	001-36404	4.1	February 16, 2018

4.10	Form of Warrant	8-K	001-36404	4.1	April 24, 2018

4.11	Form of Warrant	8-K	001-36404	4.1	January 15, 2019

4.12	Form of Warrant Agency Agreement	8-K	001-36404	4.2	January 15, 2019

4.13	Promissory Note, dated as of May 3, 2019	8-K	001-36404	4.1	May 3, 2019

4.14	Promissory Note, dated as of June 27, 2019.	8-K	001-36404	4.1	June 27, 2019

4.15	Form of Series A warrants.	8-K	001-36404	4.2	August 14, 2019

4.16	Series 6 Preferred Certificate of Designation, effective as of August 13, 2019.	8-K	001-36404	4.1	August 14, 2019

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.17	Promissory Note, dated as of August 8, 2019	8-K	001-36404	4.1	August 9, 2019

4.18	Promissory Note, dated as of November 22, 2019.	8-K	001-36404	4.1	November 22, 2019

4.19	Description of Registrant’s Securities	10-K	001-36404	4.21	March 3, 2020

4.20	Promissory Note, dated as of March 18, 2020.	8-K	001-36404	4.1	March 20, 2020

4.21	Form of Purchase Warrant	8-K	001-36404	4.1	November 27, 2020

4.22	Form of Pre-Funded Warrant	8-K	001-36404	4.2	November 27, 2020

4.23	Form of Purchase Warrant	8-K	001-36404	4.1	January 25, 2021

4.24	Form of Pre-Funded Warrant	8-K	001-36404	4.2	January 25, 2021

4.25	Form of Purchase Warrant	8-K	001-36404	4.1	February 12, 2021

4.26	Form of Pre-Funded Warrant	8-K	001-36404	4.2	February 12, 2021

4.27	Form of Purchase Warrant	8-K	001-36404	4.1	February 17, 2021

4.28	Form of Pre-Funded Warrant	8-K	001-36404	4.2	February 17, 2021

10.1+	Amended and Restated 2011 Employee Stock Incentive Plan.	S-8	333-195655	10.22	May 2, 2014

10.2+	Form of Incentive Stock Option Agreement.	8-K	001-36404	10.9	October 27, 2014

10.3+	Form of Non-Qualified Stock Option Agreement.	8-K	001-36404	10.5	October 27, 2014

10.4+	Form of Restricted Stock Award Agreement.	8-K	001-36404	10.6	October 27, 2014

10.5+	2018 Employee Stock Incentive Plan, as amended.	S-8	333-234458	99.1	November 1, 2019

10.6+	2018 Employee Stock Incentive Plan Form of Non-Qualified Stock Option Agreement.					X

10.7+	2018 Employee Stock Incentive Plan Form of Non-Qualified Stock Option Agreement.					X

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.8+	2018 Employee Stock Incentive Plan Form of Restricted Stock Award Agreement.					X

10.9+	Director Services Agreement with Leonard A. Oppenheim dated October 21, 2014.	8-K	001-36404	10.1	October 27, 2014

10.10+	Waiver and Amendment No. 1 to Board of Directors Services Agreement with Leonard A. Oppenheim dated February 4, 2019.	10-K	001-36404	10.9	March 28, 2019

10.11+	Director Services Agreement with Kareem M. Irfan dated October 21, 2014.	8-K	001-36404	10.3	October 27, 2014

10.12+	Waiver and Amendment No. 1 to Board of Directors Services Agreement with Kareem M. Irfan dated February 4, 2019.	10-K	001-36404	10.11	March 28, 2019

10.13+	Director Services Agreement with Tanveer A. Khader dated October 21, 2014.	8-K	001-36404	10.4	October 27, 2014

10.14+	Waiver and Amendment No. 1 to Board of Directors Services Agreement with Tanveer A. Khader dated February 4, 2019.	10-K	001-36404	10.13	March 28, 2019

10.15+	Amended and Restated Employment Agreement by and between the Company and Nadir Ali	10-Q	001-36404	10.14	May 15, 2018

10.16+	Employment Agreement, effective as of October 1, 2014, between Wendy Loundermon and the Company.	8-K	001-36404	10.8	October 27, 2014

10.17+	Employment Agreement dated November 4, 2016, by and between Sysorex USA and Soumya Das.	10-K	001-36404	10.51	April 17, 2017

10.18+	Amended Compensation Terms for Soumya Das	10-Q	001-36404	10.9	August 13, 2018

10.19+	Amendment to Employment Agreement dated August 31, 2018 among Inpixon, Sysorex, Inc. and Soumya Das	8-K	001-36404	10.8	September 4, 2018

10.20	Assignment and Assumption Agreement dated August 31, 2018 between members of the Inpixon Group and members of the Sysorex Group	8-K	001-36404	10.4	September 4, 2018

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.21	Note Purchase Agreement, dated as of December 31, 2018, by and between Inpixon and Sysorex, Inc.	8-K	001-36404	10.2	December 31, 2018

10.22	Sysorex Secured Promissory Note, dated as of December 31, 2018.	8-K	001-36404	10.3	December 31, 2018

10.23	First Amendment Agreement, dated as of February 4, 2019, between Inpixon and Sysorex, Inc.	8-K	001-36404	10.2	February 8, 2019

10.24+	Waiver and Amendment No. 1 to Board of Directors Services Agreement with Leonard A. Oppenheim dated February 4, 2019.	10-K	001-36404	10.9	March 28, 2019

10.25+	Waiver and Amendment No. 1 to Board of Directors Services Agreement with Kareem M. Irfan dated February 4, 2019.	10-K	001-36404	10.11	March 28, 2019

10.26+	Waiver and Amendment No. 1 to Board of Directors Services Agreement with Tanveer A. Khader dated February 4, 2019.	10-K	001-36404	10.13	March 28, 2019

10.27	Second Amendment Agreement, dated as of April 2, 2019, between Inpixon and Sysorex, Inc.	8-K	001-36404	10.1	April 5, 2019

10.28+	Note Purchase Agreement, dated as of May 3, 2019.	8-K	001-36404	10.1	May 3, 2019

10.29#	Das Commission Plan.	10-Q	001-36404	10.11	May 14, 2019

10.30	General Security Agreement, dated May 21, 2019, executed by Locality Systems Inc. in favor of the Sellers.	8-K	001-36404	10.1	May 22, 2019

10.31	Guaranty Agreement, dated May 21, 2019, executed by Inpixon in favor of the Sellers.	8-K	001-36404	10.2	May 22, 2019

10.32	Third Amendment Agreement, dated as of May 22, 2019, between Inpixon and Sysorex, Inc.	8-K	001-36404	10.3	May 22, 2019

10.33	Note Purchase Agreement, dated as of June 27, 2019.	8-K	001-36404	10.2	June 27, 2019

10.34†	Patent Assignment and License-Back Agreement, dated June 27, 2019, by and between Inpixon and GTX Corp.	8-K	001-36404	10.1	July 1, 2019

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.35†	Patent License Agreement, dated June 27, 2019, by and between Inpixon and Inventergy.	8-K	001-36404	10.4	July 1, 2019

10.36†	Patent License Agreement, dated June 27, 2019, by and between Inpixon and GTX Corp.	8-K	001-36404	10.2	July 1, 2019

10.37	Form of Promissory Note.	8-K	001-36404	10.6	July 1, 2019

10.38†	Note Purchase Agreement, dated as of August 8, 2019.	8-K	001-36404	10.1	August 9, 2019

10.39	Form of Jibestream Note.	8-K	001-36404	10.3	August 9, 2019

10.40†	Note Purchase Agreement, dated as of November 22, 2019.	8-K	001-36404	10.1	November 22, 2019

10.41	Amendment to Promissory Note.	8-K	001-36404	10.1	January 7, 2020

10.42	Fourth Amendment Agreement, dated as of March 1, 2020, between Inpixon and Sysorex, Inc.	10-K	001-36404	10.5	March 3, 2020

10.43	Note Purchase Agreement, dated as of March 18, 2020.	8-K	001-36404	10.1	March 20, 2020

10.44†	Exclusive Software License and Distribution Agreement, dated as of June 19, 2020, by and among Inpixon, Cranes Software International Ltd., and Systat Software, Inc.	8-K	001-36404	10.1	June 22, 2020

10.45	Amendment and Waiver to Exclusive Software License & Distribution Agreement, dated as of June 30, 2020, by and among Inpixon, Cranes Software International Ltd., and Systat Software, Inc.	8-K	001-36404	10.1	July 2, 2020

10.46	Promissory Note Assignment and Assumption Agreement, dated as of June 30, 2020, by and between Inpixon, Systat Software, Inc. and Sysorex, Inc.	8-K	001-36404	10.3	July 2, 2020

10.47	Intercreditor Agreement, dated as of June 30, 2020, among Inpixon, Sysorex, Inc. and Systat Software, Inc.	8-K	001-36404	10.4	July 2, 2020

10.48+	Employment Agreement, dated May 5, 2020, by and between Inpixon and Tyler Hoffman.	10-Q	001-36404	10.2	August 14, 2020

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.49+	Amendment No. 4 to Inpixon 2018 Employee Stock Incentive Plan.	10-Q	001-36404	10.7	August 14, 2020

10.50†	Consulting Agreement, dated as of August 19, 2020, by and between Inpixon and mCube, Inc..	8-K	001-36404	10.1	August 20, 2020

10.51#	Reseller and Development License Agreement, dated as of August 19, 2020, by and between Inpixon and mCube, Inc.	8-K	001-36404	10.2	August 20, 2020

10.52	Form of Amended and Restated Limited Liability Company Agreement of Cardinal Venture Holdings LLC.	8-K	001-36404	10.2	October 5, 2020

10.53†	Form of Purchase Agreement	8-K	001-36404	10.1	January 25, 2021

10.54†	Form of Purchase Agreement	8-K	001-36404	10.1	February 12, 2021

10.55†	Form of Purchase Agreement	8-K	001-36404	10.1	February 17, 2021

10.56	Amendment #2 to Promissory Note, dated as of March 17, 2021, by and between Inpixon and Iliad Research and Trading, L.P.	8-K	001-36404	10.1	March 19, 2021

21.1	List of Subsidiaries of the Company.					X

23.1	Consent of Marcum LLP.					X

24.1	Power of Attorney (included on signature page).					X

31.1
Certification of the Company’s Principal Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2019. Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2019.
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