Form 10-Q
period 2021-03-31
INPIXON
filed 2021-05-17
CIK 1529113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001	111,751,326
(Class)	Outstanding at May 14, 2021

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
•our success at managing the risks involved in the foregoing items; and
•other factors discussed in this Form 10-Q.
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

PART I — FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
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

The results for the period ended March 31, 2021 are not necessarily indicative of the results of operations for the full year. These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our audited consolidated financial statements for the fiscal years December 31, 2020 and 2019 included in the annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2021.

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and par value data)

	As of March 31, 2021	As of December 31, 2020
	(Unaudited)	(Audited)
Assets

Current Assets
Cash and cash equivalents	$46,273	$17,996
Accounts receivable, net of allowances of $234 and $235, respectively	1,240	1,739
Notes and other receivables	160	152
Inventory	1,492	1,243
Short-term investments	50,057	7,998
Prepaid expenses and other current assets	1,222	1,197

Total Current Assets	100,444	30,325

Property and equipment, net	1,438	1,445
Operating lease right-of-use asset, net	1,948	2,077
Software development costs, net	1,769	1,721
Long-term investments	2,500	2,500
Intangible assets, net	14,199	14,203
Goodwill	6,370	6,588
Other assets	160	152

Total Assets	$128,828	$59,011
The accompanying notes are an integral part of these financial statements

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except number of shares and par value data)

	As of March 31, 2021	As of December 31, 2020
	(Unaudited)	(Audited)
Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$1,377	$908
Accrued liabilities	3,131	2,739
Operating lease obligation, current	637	647
Deferred revenue	1,667	1,922
Short-term debt	4,251	5,401
Acquisition liability	500	500

Total Current Liabilities	11,563	12,117

Long Term Liabilities
Operating lease obligation, noncurrent	1,339	1,457
Other liabilities, noncurrent	7	7
Acquisition liability, noncurrent	—	750

Total Liabilities	12,909	14,331

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock -$0.001 par value; 5,000,000 shares authorized
Series 4 Convertible Preferred Stock - 10,415 shares authorized; 1 issued, and 1 as of March 31, 2021 and December 31, 2020, respectively	—	—
Series 5 Convertible Preferred Stock - 12,000 shares authorized;126 issued and 126 outstanding as of March 31, 2021 and December 31, 2020, respectively.	—	—
Common Stock - $0.001 par value; 250,000,000 shares authorized; 101,382,448 and 53,178,462 issued and 101,382,447 and 53,178,461 outstanding as of March 31, 2021 and December 31, 2020, respectively.	102	53
Additional paid-in capital	310,013	225,613
Treasury stock, at cost, 1 share	(695)	(695)
Accumulated other comprehensive (loss)/income	(11)	660
Accumulated deficit	(193,549)	(180,992)

Stockholders’ Equity Attributable to Inpixon	115,860	44,639

Non-controlling Interest	59	41

Total Stockholders’ Equity	115,919	44,680

Total Liabilities and Stockholders’ Equity	$128,828	$59,011
The accompanying notes are an integral part of these financial statements

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Three Months Ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Revenues	2,954	1,804

Cost of Revenues	884	510

Gross Profit	2,070	1,294

Operating Expenses
Research and development	2,708	1,334
Sales and marketing	1,639	691
General and administrative	9,171	3,791
Acquisition-related costs	470	28
Amortization of intangibles	502	1,016

Total Operating Expenses	14,490	6,860

Loss from Operations	(12,420)	(5,566)

Other Income (Expense)
Interest expense, net	(349)	(621)
Loss on exchange of debt for equity	(30)	(86)
Provision for valuation allowance on related party loan - held for sale	(117)	—
Other income	386	18
Total Other Expense	(110)	(689)

Net Loss, before tax	(12,530)	(6,255)
Income tax (provision) benefit	(9)	87
Net Loss	(12,539)	(6,168)

Net Income (Loss) Attributable to Non-controlling Interest	18	(10)

Net Loss Attributable to Stockholders of Inpixon	$(12,557)	$(6,158)

Net Loss Per Share - Basic and Diluted	$(0.16)	$(1.22)

Weighted Average Shares Outstanding
Basic and Diluted	78,942,697	5,038,515
The accompanying notes are an integral part of these financial statements

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	For the Three Months Ended March 31,
	2021	2020
Net Loss	$(12,539)	$(6,168)
Unrealized foreign exchange loss from cumulative translation adjustments	(671)	(613)

Comprehensive Loss	$(13,210)	$(6,781)
The accompanying notes are an integral part of these financial statements

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)

	Series 4 Convertible Preferred Stock		Series 5 Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance - January 1, 2021	1	$—	126	$—	53,178,462	$53	$225,613	(1)	$(695)	$660	$(180,992)	$41	$44,680

Common shares issued for registered direct offering	—	—	—	—	15,800,000	16	74,058	—	—	—	—	—	$74,074
Common shares issued for extinguishment of debt	—	—	—	—	893,921	1	1,499	—	—	—	—	—	$1,500
Common shares issued for cashless stock options exercised	—	—	—	—	4,977	—	—	—	—	—	—	—	$—
Common shares issued for net proceeds from warrants exercised	—	—	—	—	31,505,088	32	3,747	—	—	—	—	—	$3,779
Stock options granted to employees and consultants for services	—	—	—	—	—	—	5,096	—	—	—	—	—	$5,096
Cumulative Translation Adjustment	—	—	—	—	—	—	—	—	—	(671)	—	—	$(671)
Net loss	—	—	—	—	—	—	—	—	—	—	(12,557)	18	$(12,539)
Balance - March 31, 2021	1	—	126	—	101,382,448	$102	$310,013	(1)	$(695)	$(11)	$(193,549)	$59	$115,919
The accompanying notes are an integral part of these financial statements

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
(In thousands, except per share data)

	Series 4 Convertible Preferred Stock		Series 5 Convertible Preferred Stock		Series 6 Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance - January 1, 2020	1	$—	126	$—	—	$—	4,234,923	$4	$158,383	(1)	$(695)	$96	$(151,762)	$26	$6,052
Stock options granted to employees and consultants for services	—	—	—	—	—	—	—	—	399	—	—	—	—	—	399
Common Shares issued for net cash proceeds of a public offering	—	—	—	—	—	—	937,010	1	1,251	—	—	—	—	—	1,252
Common shares issued for extinguishment of debt	—	—	—	—	—	—	1,896,557	2	4,192	—	—	—	—	—	4,194
Cumulative Translation Adjustment	—	—	—	—	—	—	—	—	—	—	—	(613)	—	(1)	(614)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(6,158)	(10)	(6,168)
Balance - March 31, 2020	1	$—	126	$—	—	$—	7,068,490	$7	$164,225	(1)	$(695)	$(517)	$(157,920)	$15	$5,115
The accompanying notes are an integral part of these financial statements

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Three Months Ended March 31,
	2021	2020
Cash Flows Used in Operating Activities
Net loss	$(12,539)	$(6,168)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	293	210
Amortization of intangible assets	650	1,016
Amortization of right of use asset	181	157
Stock based compensation	5,096	399
Loss on exchange of debt for equity	30	86
Amortization of debt discount	224	868
Accrued interest income, related party	—	(16)
Related party note, gain on foreign currency transaction	(363)	—
Provision for the valuation allowance - held for sale loan	117	—
Income tax expense (benefit)	9	(87)
Other expenses	—	29

Changes in operating assets and liabilities:
Accounts receivable and other receivables	426	(416)
Inventory	(279)	29
Prepaid expenses and other current assets	135	65
Other assets	(227)	(16)
Accounts payable	480	(568)
Accrued liabilities	421	(113)
Deferred revenue	(235)	31
Operating lease obligation	(176)	(156)
Other liabilities	96	115
Total Adjustments	6,878	1,633

Net Cash Used in Operating Activities	(5,661)	(4,535)

Cash Flows Used in Investing Activities
Purchase of property and equipment	(109)	(16)
Capitalized software	(253)	(193)
Investment in short term investment	(42,059)	—
Purchase of Systat Licensing Agreement	(900)	—
Net Cash Flows Used in Investing Activities	(43,321)	(209)

Cash Flows From Financing Activities
Net repayments to bank facility	—	(150)
Net proceeds from issuance of common stock and warrants	77,853	1,252
Net proceeds from notes payable	—	1
Loans to related party	(117)	(184)
Repayments from related party	—	185

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

Net proceeds from promissory notes	—	5,000
Repayment of acquisition liability to Locality shareholders	(467)	—
Net Cash Provided By Financing Activities	77,269	6,104

Effect of Foreign Exchange Rate on Changes on Cash	(10)	(27)

Net Increase in Cash, Cash Equivalents and Restricted Cash	28,277	1,333

Cash, Cash Equivalents and Restricted Cash - Beginning of period	17,996	4,849

Cash, Cash Equivalents and Restricted Cash - End of period (Note 3)	$46,273	$6,182

Supplemental Disclosure of cash flow information:
Cash paid for:
Interest	$—	$2
Income Taxes	$—	$—

Non-cash investing and financing activities
Common shares issued for extinguishment of debt	$1,500	$4,194
Right of use asset obtained in exchange for lease liability	$—	$6
The accompanying notes are an integral part of these financial statements

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

Note 1 - Organization and Nature of Business
Inpixon, and its wholly-owned subsidiaries, Inpixon Canada, Inc. (“Inpixon Canada”) and Jibestream, Inc. (“Jibestream”), which was amalgamated into Inpixon Canada on January 1, 2020, Inpixon Limited (“Inpixon UK”), Inpixon GmbH ("Inpixon Germany"), as well as Inpixon Germany's wholly-owned subsidiary, Nanotron GmbH ("Nanotron"), and its majority-owned subsidiary Inpixon India Limited (“Inpixon India”) (unless otherwise stated or the context otherwise requires, the terms “Inpixon” “we,” “us,” “our” and the “Company” refer collectively to Inpixon and the aforementioned subsidiaries), are an indoor intelligence company. Our business and government customers use our solutions to secure, digitize and optimize their indoor spaces with our positioning, mapping, RTLS (real time location systems) and analytics products. Our indoor intelligence platform uses sensor technology to detect accessible cellular, Wi-Fi, Bluetooth, ultra-wide band (“UWB”) and chirp signals emitted from devices within a venue providing positional information similar to what global positioning system (“GPS”) satellite systems provide for the outdoors. Combining this positional data with our dynamic and interactive mapping solution and a high-performance analytics engine, yields near real time insights to our customers providing them with visibility, security and business intelligence within their indoor spaces. Our highly configurable platform can also ingest data from our customers’ and other third-party sensors, Wi-Fi access points, Bluetooth beacons, video cameras, and big data sources, among others, to maximize indoor intelligence. The Company also offers digital tear-sheets with optional invoice integration, digital ad delivery, and an e-edition designed for reader engagement for the media, publishing and entertainment industry and a comprehensive set of data analytics and statistical visualization solutions with its SAVES product line catering to the needs of engineers and scientists. The Company is headquartered in Palo Alto, California, and has subsidiary offices in Coquitlam, Canada, New Westminster, Canada, Toronto, Canada, Slough, United Kingdom, Ratingen, Germany, Berlin, Germany, Bangalore, India and Hyderabad, India.
Liquidity
As of March 31, 2021, the Company has a working capital surplus of approximately $88.9 million and cash of of approximately $46.3 million. For the three months ended March 31, 2021, the Company incurred a net loss of approximately $12.5 million.
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

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
Note 1 - Organization and Nature of Business (continued)
On February 12, 2021, the Company entered into a Securities Purchase Agreement with an institutional investor, pursuant to which it sold in a registered direct offering, 7,000,000 shares of its common stock, and warrants to purchase up to 15,000,000 shares of common stock at an exercise price of $2.00 per share (the “First February 2021 Purchase Warrants”) for a combined purchase price of $2.00 per share and pre-funded warrants to purchase up to 8,000,000 shares of common stock ("First February 2021 Pre-funded Warrants") at an exercise price of $0.001 per share, at a purchase price of $1.999 per share for net proceeds of approximately $27.8 million. Each First February 2021 Purchase Warrant and First February 2021 Pre-funded Warrant is exercisable for one share of common stock, is immediately exercisable and will expire 5 years from the issuance date. The First February 2021 Pre-funded warrants were exercised in full as of February 18, 2021.
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

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”), which are the accounting principles that are generally accepted in the United States of America. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the Company’s operations for the three-month period ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the years ended December 31, 2020 and 2019 included in the annual report on Form 10-K filed with the SEC on March 31, 2021.
Note 3 - Summary of Significant Accounting Policies
The Company's complete accounting policies are describes in Note 2 to the Company's audited consolidated financial statements and notes for the years ended December 31, 2020 and 2019.
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
•the valuation of the assets and liabilities acquired of Systat, Ten Degrees, and Nanotron as described in Note 4, Note 5, and Note 6 respectively, as well as the valuation of the Company’s common shares issued in the transaction;
•the allowance for doubtful accounts;
•The valuation of loans receivable;
•the valuation allowance for deferred tax assets; and
•impairment of long-lived assets and goodwill.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

Restricted Cash
In connection with certain transactions, the Company may be required to deposit assets, including cash or investment shares, in escrow accounts. The assets held in escrow are subject to various contingencies that may exist with respect to such transactions. Upon resolution of those contingencies or the expiration of the escrow period, some or all the escrow amounts may be used and the balance released to the Company. As of March 31, 2021, there was no balance of restricted cash as all amounts related to the Shoom acquisition were released from escrow and paid to the Shoom pre-acquisition stockholders prior to that date.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the balance sheets that sum to the total of the same amounts show in the statement of cash flows.

	As of March 31,
(in thousands)	2021	2020
Cash and cash equivalents	$46,273	$6,111
Restricted cash	—	71
Total cash, cash equivalents, and restricted cash in the balance sheet	$46,273	$6,182
Short-term investments
Investments with maturities greater than 90 days but less than one year are classified as short-term investments on the consolidated balance sheets and consist of US Treasury Bills. Accrued interest on US Treasury bills are also classified as short term investment.
Our short-term investments are considered available for use in current operations, are classified as available-for-sale securities. Available for sale securities are carried at fair value, with an unrealized loss of approximately $2,000 for the three months ended March 31, 2021. No unrealized gain or loss was recorded on available for sale securities for the three months ended March 31, 2020.

Revenue Recognition
The Company recognizes revenue when control is transferred of the promised products or services to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services. The Company derives revenue from software as a service, design and implementation services for its Indoor Intelligence systems, and professional services for work performed in conjunction with its systems.
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
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

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
Professional services are also contracted on the fixed fee and time and materials basis. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts including maintenance service provided by in house personnel, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the three months ended March 31, 2021 and 2020, the Company did not incur any such losses. These amounts are based on known and estimated factors.
SAVES by Inpixon Revenue Recognition
SAVES by Inpixon ("SAVES", formerly Systat) is a comprehensive set of data analytics and statistical visualization solutions for engineers and scientists. The Company enters into contracts with its customers whereby it grants a non-exclusive on-premise license for the use of its proprietary software. The contracts provide for either (i) a one year stated term with a one year renewal option, (ii) a perpetual term or (iii) a two year term for students with the option to upgrade to a perpetual license at the end of the term. The contracts may also provide for yearly on-going maintenance services for a specified price, which includes maintenance services, designated support, and enhancements, upgrades and improvements to the software (the “Maintenance Services”), depending on the contract. Licenses for on-premises software provide the customer with a right to use the software as it exists when made available to the customer. All software provides customers with the same functionality and differ mainly in the duration over which the customer benefits from the software.
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
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

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
Contract Balances
The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had deferred revenue of approximately $1,667,000 and $1,922,000 as of March 31, 2021 and December 31, 2020, respectively, related to cash received in advance for product maintenance services and professional services provided by the Company’s technical staff. The Company expects to satisfy its remaining performance obligations for these maintenance services and professional services, and recognize the deferred revenue and related contract costs over the next twelve months.
Disaggregation of Revenue
Revenues consisted of the following (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Recurring revenue	$1,409	862
Non-recurring revenue	$1,545	942
Totals	$2,954	$1,804
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
The Company incurred stock-based compensation charges of approximately $5.1 million and $0.4 million for each of the three months ended March 31, 2021 and 2020, respectively, which are included in general and administrative expenses. The following table summarizes such charges for the periods then ended (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Compensation and related benefits	$5,096	$399
Totals	$5,096	$399

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

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
The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020
Options	7,012,891	120,796
Warrants	49,398,338	93,252
Convertible preferred stock	846	846
Restricted Stock Award	5,250,000	—
ATM sales of common stock to be issued	—	639,142
Totals	61,662,075	854,036
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
Recently Issued and Adopted Accounting Standards
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

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

Note 4 - Systat Licensing Agreement
On June 19, 2020, the Company entered into an exclusive license with Cranes Software International Ltd. and Systat Software, Inc. (together the “Systat Parties”) to use, market, distribute, and develop the SYSTAT and SigmaPlot software suite of products (the “License Grant”) pursuant to the terms and conditions of that certain Exclusive Software License and Distribution Agreement, deemed effective as of June 1, 2020 (the “Effective Date”), and amended on June 30, 2020 (as amended, the “License Agreement”). In accordance with Rule 11-01(d) and ASC 805, the transaction was deemed to be the acquisition of a business and accounted for as a business combination with an acquisition date of June 30, 2020 (the “Closing Date”). In accordance with the terms of the License Agreement, on the Closing Date, we partitioned a portion of that certain promissory note (the “Sysorex Note”) issued to us by Sysorex, Inc. (“Sysorex”), into a new note in an amount equal to $3.0 million in principal plus accrued interest (the “Closing Note”) and assigned the Closing Note and all rights and obligations thereunder to Systat Software, Inc. in accordance with the terms and conditions of that certain Promissory Note Assignment and Assumption Agreement. An additional $3.3 million of the principal balance underlying the Sysorex Note was partitioned and assigned to Systat Software, Inc. as consideration payable for the rights granted under the license as follows: (i) $1.3 million on the three month anniversary of the Closing Date; (ii) $1.0 million on the six month anniversary of the Closing Date; and (iii) $1.0 million on March 19, 2021. In addition, the cash consideration of $2.2 million was delivered on July 8, 2020.
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

The purchase price is allocated as follows (in thousands):

Fair Value Allocation
Assets Acquired:
Other receivable	$44
Developed technology	1,200
Customer relationships	395
Tradename & Trademarks	279
Non-compete agreements	495
Goodwill	520
$2,933
Liabilities Assumed:
Deferred Revenue	$733
733
Total Purchase Price	$2,200

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

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
The Second Amendment was accounted for as a business combination in accordance with ASC 805. The value of the intangibles and goodwill were calculated by a third party valuation firm based on projections and financial data provided by management of the Company. A final valuation of the assets and purchase price allocation has not been completed as of the end of this reporting period as the third party valuation as not been finalized. Consequently, the purchase price was preliminarily allocated based on the Company's best estimates at the time of this filing. These amounts are subject of revision upon completion of the valuation.
The preliminary purchase price is allocated as follows (in thousands):

Intangible assets:
Trademarks	$296
Webstores & Websites	404
Goodwill	200
Total net assets acquired	900

Proforma information has not been presented as it has been deemed immaterial.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

Note 5 - Ten Degrees Acquisition
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
The value of the intangibles were calculated by a third party valuation firm based on projections and financial data provided by management of the Company. The developed technology and non-compete agreements acquired are included in the consolidated balance of intangible assets as of March 31, 2021. There was no goodwill acquired or recognized as a result of the acquisition of Ten Degrees.

Note 6 – Nanotron Acquisition
On October 6, 2020, the Company, through its wholly-owned subsidiary, Inpixon GmbH, a limited liability company incorporated under the laws of Germany, completed the acquisition of all the outstanding capital stock of Nanotron, a limited liability company incorporated under the laws of Germany, pursuant to the terms and conditions of that certain Share Sale and Purchase Agreement, dated as of October 5, 2020, among the Company, Nanotron and Sensera Limited (the "Seller", and the owner of all outstanding shares of Nanotron), a stock corporation incorporated under the laws of Australia and the sole shareholder of Nanotron. As a result of the acquisition, the Company now owns 100% of Nanotron. Nanotron’s business consists of developing and manufacturing location-aware IoT systems and solutions.
The total paid to Nanotron was an aggregate purchase price of $8.7 million in cash (less the Holdback Funds (as defined below) and certain other closing adjustments) for the outstanding shares of Nanotron. The price was subject to certain post-Closing adjustments based on actual working capital as of the closing as described in the Purchase Agreement. Inpixon retained $750,000 (the “Holdback Funds”) from the purchase price to secure Nanotron’s obligations under the purchase agreement, with any unused portion of the Holdback Funds to be released to the Seller on the date that is 18 months after the Closing Date. As discussed above, the certain adjustments to the Purchase Price are adjustments for severance payments and calculations of Net Working Capital versus the Working Capital Target (calculation defined as “Net Working Capital Adjustment”). The adjustment for severance payments includes a $214,000 reduction in purchase price for severance payments due after the closing date offset by a return credit of $50,000 for severance payments owed by Sensera Limited. As for Net Working Capital

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

Note 6 – Nanotron Acquisition (continued)
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
On February 24, 2021, the Company entered into an amendment to the Nanotron share sale and purchase agreement pursuant to which we agreed to the early release of the Holdback Funds, in exchange for a reduction in the total amount payable to the Seller by $225,000. In addition, the amount payable was further reduced by $59,157 in connection with a post closing working capital adjustment and the satisfaction of a claim related to a customer dispute. A balance of $465,843 was paid to the Seller in full satisfaction of the Holdback Funds payable by the Purchaser to the Seller pursuant to the Purchase Agreement.
The preliminary purchase price is allocated as follows (in thousands):

Fair Value Allocation
Assets acquired:
Cash and cash equivalents	301
Trade and other receivables	576
Inventory	827
Prepaid expenses and other current assets	103
Operating lease right-of-use asset	557
Property, plant, and equipment	433
Tradename	51
Proprietary Technology	1,213
Customer Relationships	1,055
Non-compete Agreements	610
In-Process R&D	505
IP Agreement	178
Goodwill	3,501
Total assets acquired	$9,910

Liabilities assumed:
Accounts payable	526
Lease liabilities	557
Restructuring Costs	214
Accrued Liabilities	361
Total liabilities assumed	1,658
Estimated fair value of net assets acquired:	$8,252
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

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
Note 7 - Proforma Financial Information
Nanotron Proforma Financial Information
The following unaudited proforma financial information presents the consolidated results of operations of the Company and Nanotron for the three months ended March 31, 2020, as if the acquisition had occurred as of the beginning of the first period presented instead of on October 6, 2020. The proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.
The proforma financial information for the Company and Nanotron is as follows (in thousands):

For the Three Months Ended March 31, 2020
Revenues	$3,209
Net loss attributable to common stockholders	$(6,223)
Net loss per basic and diluted common share	$(1.24)
Weighted average common shares outstanding:
Basic and Diluted	5,038,515
Note 8 - Inventory
Inventory as of March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	As of March 31, 2021	As of December 31, 2020
Raw materials	$493	$210
Work-in-process	131	138
Finished goods	1,006	1,033
Subtotal inventory	1,630	1,381
Inventory obsolescence reserve	(138)	(138)
Total Inventory	$1,492	$1,243
Note 9 - Debt
Debt as of March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

Short-Term Debt	Maturity	Principal	March 31, 2021	December 31, 2020
March 2020 10% Note	3/18/2022	$4,251	$4,251	5,655
Unamortized Debt discount		—	—	(254)
Other short term debt		—	—	—
Total Short-Term Debt			$4,251	$5,401

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
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
Note 9 - Debt (continued)
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

Upon receipt of any monthly redemption notice, the Company shall pay the applicable monthly redemption amount in cash to the holder within five business days of the Company’s receipt of such Monthly Redemption Notice. The March 2020 Note includes customary event of default provisions, subject to certain cure periods, and provides for a default interest rate of 22%. Upon the occurrence of an event of default (except a default due to the occurrence of bankruptcy or insolvency proceedings, the holder may, by written notice, declare all unpaid principal, plus all accrued interest and other amounts due under the March 2020 Note to be immediately due and payable. Upon the occurrence of a bankruptcy-related event of default, without notice, all unpaid principal, plus all accrued interest and other amounts due under the March 2020 Note will become immediately due and payable at the mandatory default amount. On September 17, 2020, we amended the one time monitoring fee applicable in the event the note was outstanding on the date that was 6 months from the issuance date, from (10%) to 5% which was added to the March 2020 Note balance. On March 17, 2021, we extended the maturity date of the March 2020 Note from March 18, 2021 to March 18, 2022.

On February 11, 2021, the Company entered into an exchange agreement with Iliad, pursuant to which the Company and Iliad agreed to: (i) partition a new promissory note in the form of the March 2020 Note equal to $1.5 million and then cause the outstanding balance of the March 2020 Note to be reduced by $1.5 million; and (ii) exchange the partitioned note for the delivery of 893,921 shares of the Company’s Common Stock, at an effective price per share equal to $1.678. The Company analyzed the exchange of the principal under the March 2020 Note as an extinguishment and compared the net carrying value of the debt being extinguished to the reacquisition price (shares of common stock being issued) and recorded approximately a $30,000 loss on the exchange of debt for equity as a separate item in the other income/expense section of the condensed consolidated statements of operations for the three months ended March 31, 2021.

Note 10 - Capital Raises
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

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
Note 10 - Capital Raises (continued)
Registered Direct Offerings
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
Note 11 - Common Stock
During the three months ended March 31, 2021, the Company issued 893,921 shares of common stock under exchange agreements to settle outstanding balances totaling approximately $1,499,106 under partitioned notes. (See Note 9).
During the three months ended March 31, 2021, the Company issued 15,800,000 shares of common stock in connection with registered direct offerings at per share prices between $1.55 and $2.01, resulting in net proceeds to the Company of approximately $74.06 million after subtracting sales commissions and other offering expenses (See Note 10 ).
During the three months ended March 31, 2021, the Company issued 4,977 shares of common stock issued for stock options exercised.
During the three months ended March 31, 2021, the Company issued 31,505,088 shares of common stock in connection with the exchange of Pre-Funded Warrants (as defined in Note 13) offered under the Securities Purchase Agreement, resulting in net proceeds of $3,747,000. See Note 10 and Note 13 for further details.
Note 12 - Stock Award Plans and Stock-Based Compensation
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

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
Note 12 - Stock Award Plans and Stock-Based Compensation (continued)
In February 2018, the Company adopted the 2018 Employee Stock Incentive Plan (the “2018 Plan” and together with the 2011 Plan, the “Option Plans”), which will be utilized with the 2011 Plan for employees, corporate officers, directors, consultants and other key persons employed. The 2018 Plan will provide for the granting of incentive stock options, NQSOs, stock grants and other stock-based awards, including Restricted Stock and Restricted Stock Units (as defined in the 2018 Plan).
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
The aggregate number of shares that may be awarded under the 2011 Plan as of March 31, 2021 is 5,317,853 and awarded under the 2018 Plan as of March 31, 2021 is 15,730,073. As of March 31, 2021, 12,262,891 of stock options and restricted stock were granted to employees, directors and consultants of the Company (including 1 share outside of our plan) and 8,785,036 options were available for future grant under the Option Plans.
Employee Stock Options
During the three months ended March 31, 2021, the Company granted options under the 2018 Plan for the purchase of 1,600,500 shares of common stock to employees and consultants of the Company. These options are 100% vested or vest pro-rata over 12, 24 or 36 months, have a life of ten months and an exercise price of $1.83 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the awards was determined to be approximately $1.0 million. The fair value of the common stock as of the grant date was determined to be $1.83 per share.
On February 5, 2021, the Company issued 4,977 shares of common stock in connection with the cashless exercise of 14,583 employee stock options.
During the three months ended March 31, 2021 and 2020, the Company recorded a charge of $498,000 and $399,000, respectively, for the amortization of employee stock options.
As of March 31, 2021, the intrinsic value of of the plan and non-plan stock options was approximately $529,000 and the fair value of non-vested stock options totaled approximately $2.1 million, which will be amortized to expense over the weighted average remaining term of 0.99 years.
The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. Key weighted-average assumptions used to apply this pricing model during three months ended March 31, 2021 were as follows:

For the Three Months Ended March 31, 2021
Risk-free interest rate	0.59%
Expected life of option grants	5 years
Expected volatility of underlying stock	38.15%
Dividends assumption	--
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

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
Note 12 - Stock Award Plans and Stock-Based Compensation (continued)
Restricted Stock Awards
On February 19, 2021, the Company granted 5,250,000 restricted stock awards to employees of the Company. These stock awards vest either 25% on the Grant Gate and 25% on each one year anniversary of Grant Date or 50% on Grant Gate and 50% on the one year anniversary.
During the three months ended March 31, 2021 the Company recorded a charge of $4.6 million for the amortization of vested restricted stock awards.
The Company determined the fair value of these grants based on the closing price of the Company’s common stock on the respective grant dates. The compensation expense is being amortized over the respective vesting periods.
Note 13 - Warrants
During the three months ended March 31, 2021, the Company issued 3,000,000 shares of common stock in connection with the exercise of 3,000,000 warrants at $0.001 per share.
On January 24, 2021, Inpixon entered into a Securities Purchase Agreement with an institutional investor named therein (the “Investor”), pursuant to which the Company agreed to issue and sell, in a registered direct offering, 5,800,000 shares of the Company’s common stock, par value $0.001 per share, and warrants to purchase up to 19,354,838 shares of common stock (the “Purchase Warrants”) at a combined offering price of $1.55 per share. The Purchase Warrants have an exercise price of $1.55 per share. Each Purchase Warrant is exercisable for one share of common stock and will be immediately exercisable and will expire five years from the issuance date.
The Company also offered and sold to the Purchaser pre-funded warrants to purchase up to 3,000,000 shares of common stock (the “Pre-Funded Warrants” and, together with the 5,800,000 shares and the Purchase Warrants, the “Securities”), in lieu of shares of common stock at the Investor’s election. Each Pre-Funded Warrant is exercisable for one share of common stock. The purchase price of each Pre-Funded Warrant is $1.549, and the exercise price of each Pre-Funded Warrant is $0.001 per share. The Pre-Funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full.
During the three months ended ended March 31, 2021, the Company issued 13,554,838 shares of common stock in connection with the exercise of 13,554,838 warrants at $0.001 per share.
On February 12, 2021, Inpixon entered into a Securities Purchase Agreement with an institutional investor named therein (the “Investor”), pursuant to which the Company agreed to issue and sell, in a registered direct offering, 7,000,000 shares of the Company’s common stock, par value $0.001 per share, and warrants to purchase up to 15,000,000 shares of common stock (the “Purchase Warrants”) at a combined offering price of $2.00 per share. The Purchase Warrants have an exercise price of $2.00 per share. Each Purchase Warrant is exercisable for one share of common stock and will be immediately exercisable and will expire five years from the issuance date.
The Company also offered and sold to the Purchaser pre-funded warrants to purchase up to 8,000,000 shares of common stock (the “Pre-Funded Warrants” and, together with the 7,000,000 shares and the Purchase Warrants, the “Securities”), in lieu of shares of common stock at the Investor’s election. Each Pre-Funded Warrant is exercisable for one share of common stock. The purchase price of each Pre-Funded Warrant is $1.999, and the exercise price of each Pre-Funded Warrant is 0.001 per share. The Pre-Funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full.
During the three months ended ended March 31, 2021, the Company issued 8,000,000 shares of common stock in connection with the exercise of 8,000,000 warrants at $0.001 per share.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
Note 13 - Warrants (continued)
On February 16, 2021, Inpixon entered into a Securities Purchase Agreement with an institutional investor named therein (the “Investor”), pursuant to which the Company agreed to issue and sell, in a registered direct offering, 3,000,000 shares of the Company’s common stock, par value 0.001 per share, and warrants to purchase up to 9,950,250 shares of common stock (the “Purchase Warrants”) at a combined offering price of $2.01 per share. The Purchase Warrants have an exercise price of $2.01 per share. Each Purchase Warrant is exercisable for one share of common stock and will be immediately exercisable and will expire five years from the issuance date.
The Company also offered and sold to the Purchaser pre-funded warrants to purchase up to 6,950,250 shares of common stock in lieu of shares of common stock at the Investor’s election. Each Pre-Funded Warrant is exercisable for one share of common stock. The purchase price of each Pre-Funded Warrant is $2.009, and the exercise price of each Pre-Funded Warrant is 0.001 per share. The Pre-Funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full.
During the three months ended March 31, 2021, the Company issued 6,950,250 shares of common stock in connection with the exercise of 6,950,250 pre-funded warrants at $0.001 per share.
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
The Company maintains cash deposits with financial institutions, which, from time to time, may exceed federally insured limits. Cash is also maintained at foreign financial institutions for its Canadian subsidiary, UK subsidiary, German subsidiaries and its majority-owned India subsidiary. Cash in foreign financial institutions as of March 31, 2021 and December 31, 2020 was immaterial. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash.
The following table sets forth the percentages of revenue derived by the Company from those customers, which accounted for at least 10% of revenues during the three months ended March 31, 2021 and 2020 (in thousands):

	For the Three Months Ended March 31, 2021		For the Three Months Ended March 31, 2020
	$	%	$	%
Customer A	—	—%	500	28%
Customer B	313	11%	305	17%
As of March 31, 2021, Customer C represented approximately 10% and Customer B represented approximately 7% of total accounts receivable.
As of March 31, 2021, two vendors represented approximately 35% of total gross accounts payable. Purchases from these vendors during the three months ended March 31, 2021 was $478,176.
For the three months ended March 31, 2021 three vendors represented approximately 33%, 18%, and 25% of total purchases. For the three months ended March 31, 2020, five vendors represented approximately 28%, 21%, 17%, 16%, and 15% of total purchases.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

Note 15 - Fair Value of Financial Instruments
The Company's assets valued at fair value consisted of the following at March 31, 2021:

	Fair Value at March 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	50,057	—	50,057	—
Total assets	$50,057	$—	$50,057	$—

Note 16 - Foreign Operations
The Company’s operations are located primarily in the United States, Canada, India, Germany, and the United Kingdom. Revenues by geographic area are attributed by country of domicile of our subsidiaries. The financial data by geographic area are as follows (in thousands):

	United States	Canada	India	Germany	United Kingdom	Eliminations	Total
For the Year Ended Three Months Ended March 31, 2021:
Revenues by geographic area	$1,661	$755	$441	$895	$78	$(876)	$2,954
Operating income (loss) by geographic area	$(10,568)	$(1,213)	$113	$(747)	$(5)	$—	$(12,420)
Net income (loss) by geographic area	$(10,947)	$(959)	$102	$(725)	$(10)	$—	$(12,539)

For the Year Ended Three Months Ended March 31, 2020:
Revenues by geographic area	$1,179	$1,348	$128	$—	$—	$(851)	$1,804
Operating income (loss) by geographic area	$(5,376)	$(135)	$(55)	$—	$—	$—	$(5,566)
Net income (loss) by geographic area	$(6,069)	$(43)	$(56)	$—	$—	$—	$(6,168)

As of March 31, 2021:
Identifiable assets by geographic area	$137,397	$9,236	$670	$18,233	$206	$(36,914)	$128,828
Long lived assets by geographic area	$8,191	$6,610	$261	$4,273	$19	$—	$19,354
Goodwill by geographic area	$697	$2,165	$—	$3,508	$—	$—	$6,370

As of December 31, 2020:
Identifiable assets by geographic area	$61,469	$9,652	$661	$19,379	$212	$(32,362)	$59,011
Long lived assets by geographic area	$7,756	$6,775	$280	$4,610	$25	$—	$19,446
Goodwill by geographic area	$522	$2,135	$—	$3,931	$—	$—	$6,588

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

Note 17 - Related Party Transactions
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
In accordance with the terms of the Systat License Agreement (see Note 4), on June 30, 2020, the Company partitioned a portion of the outstanding balance of the Secured Note into a new note in an amount equal to $3 million in principal plus accrued interest (the “Closing Note”) and assigned the Closing Note and all rights and obligations thereunder to Systat in accordance with the terms and conditions of that certain Promissory Note Assignment and Assumption Agreement ("Assignment Agreement"). An additional $2.3 million of the principal balance underlying the Sysorex Note was partitioned into a new note and assigned to Systat as consideration payable for the rights granted under the license as of March 31, 2021. During the year ended December 31, 2020, an additional amount of approximately $2.6 million was advanced under the Secured Note and approximately $200,000 was repaid. The amount owed for principal as of March 31, 2021 and accrued interest through September 30, 2019 by Sysorex to the Company as of March 31, 2021 and December 31, 2020 was approximately $6.8 million and $7.7 million, respectively. These amounts exclude $275,000 of additional interest that the Company is contractually entitled to accrue from October 1, 2019 through December 31, 2019 and approximately $1.1 million of additional interest from January 1, 2020 through December 31, 2020 in accordance with the terms of the Sysorex Note, but did not accrue due to the uncertainty of repayment. An additional $1 million of the principal balance under the Secured Note was assigned to Systat on March 19, 2021, as the final portion of the total consideration due in connection with the license.
The Secured Note has been classified as “held for sale” and the Company, with the assistance of a third party valuation firm, the Company estimated the fair value of the Secured Note as of December 31, 2019, using Sysorex financial projections, a discounted cash flow model and a 12.3% discount rate. Following such valuation, the Company established a $7.7 million valuation allowance as of December 31, 2019 due to the uncertainty of repayment. During the three months ended March 31, 2021, the Company re-evaluated the carrying value of the note and established an additional valuation allowance of approximately $0.1 million for the net increase to the note during the year. We are required to periodically re-evaluate the carrying value of the note and the related valuation allowance based on various factors, including, but not limited to, Sysorex’s performance and

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

collectability of the note. Sysorex’s performance against those financial projections will directly impact future assessments of the fair value of the note.
Sysorex Receivable
On February 20, 2019, the Company, Sysorex and Atlas Technology Group, LLC (“Atlas”) entered into a settlement agreement resulting in a net award of $941,796 whereby Atlas agreed to accept an aggregate of 16,655 shares of freely-tradable common stock of the Company in full satisfaction of the award. The Company and Sysorex each agreed pursuant to the terms and conditions of that certain Separation and Distribution Agreement, dated August 7, 2018, as amended, that 50% of the costs and liabilities related to the arbitration action would be shared by each party following the Spin-off. As a result, Sysorex owes the Company $559,121 for the settlement plus the interest accrued as of March 31, 2021 of $89,062. The total owed to the Company for this settlement as of March 31, 2021 and December 31, 2020 was $648,183. The Company had a full valuation allowance against this balance as of March 31, 2021.
Systat License Agreement
Nadir Ali, our Chief Executive Officer and a member of our Board, is a related party in connection with the acquisition of the Licenses as a result of his service as a director of Sysorex, the issuer of the Sysorex Note that was assigned in accordance with the terms and conditions of the License Agreement. In addition, Tanveer Khader and Kareem Irfan, members of our Board, are also related parties in connection with the acquisition of the Licenses as a result of their respective employment relationships with the Systat Parties. (See Note 4).
Inpixon Canada Promissory Note
On August 12, 2019, prior to the acquisition of Jibestream, the Company loaned Jibestream $140,600 for operating expenses. The note accrues interest at a rate of 5% per annum and has a maturity date of December 31, 2020. However, upon the acquisition of Jibestream by Inpixon Canada, Inpixon Canada assumed the loan through consolidation. This note is recorded as a current note receivable on the Company books, however, it is eliminated in the consolidated financial statements. As of March 31, 2021, the balance of the note including principal and interest was $12,850,602.
Cardinal Ventures Holdings Investment
Nadir Ali, our Chief Executive Officer and director, is also a controlling member of 3AM, LLC which is a member of Cardinal Ventures Holdings ("CVH"), which may, in certain circumstances, be entitled to manage the affairs of CVH. Mr. Ali’s relationship may create conflicts of interest between Mr. Ali’s obligations to our company and its shareholders and his economic interests and possible fiduciary obligations in CVH through 3AM. For example, Mr. Ali may be in a position to influence or manage the affairs of CVH in a manner that may be viewed as contrary to the best interests of either the Company or CVH and their respective stakeholders.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
Note 18 - Leases
The Company has operating leases for administrative offices in the United States (California), Canada, India, United Kingdom and Germany.

The Company terminated the lease in Ratingen, Germany during January 31, 2021. The Company entered into two new operating leases for its administrative offices in Ratingen, Germany, both from February 1, 2021 through January 1, 2023. The monthly lease rate is 2,510 EUR and 1,010 EUR per month.
The Company has no other operating or financing leases with terms greater than 12 months.
Right-of-use assets is summarized below (in thousands):

As of March 31, 2021
Palo Alto, CA Office	$631
Encino, CA Office	194
Hyderabad, India Office	365
Coquitlam, Canada Office	98
Westminster, Canada Office	11
Toronto, Canada Office	961
Ratingen, Germany Office	93
Berlin, Germany Office	556
Slough, United Kingdom Office	34
Less accumulated amortization	(995)
Right-of-use asset, net	$1,948
Lease expense for operating leases recorded in the balance sheet is included in operating costs and expenses and is based on the future minimum lease payments recognized on a straight-line basis over the term of the lease plus any variable lease costs. Operating lease expenses, inclusive of short-term and variable lease expenses, recognized in our consolidated statement of income for the three months ended March 31, 2021 was $0.3 million.
During the three months ended March 31, 2021, the Company recorded $165,121 as rent expense to the right-of-use assets.
Lease liability is summarized below (in thousands):

As of March 31, 2021
Total lease liability	$1,976
Less: short term portion	(637)
Long term portion	$1,339

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
Note 18 - Leases (continued)
Maturity analysis under the lease agreement is as follows (in thousands):

Year ending December 31, 2021	$539
Year ending December 31, 2022	661
Year ending December 31, 2023	368
Year ending December 31, 2024	273
Year ending December 31, 2025	258
Year ending December 31, 2026	108
Total	$2,207
Less: Present value discount	(231)
Lease liability	$1,976
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the date of adoption of Topic 842. As of March 31, 2021, the weighted average remaining lease term is 3.81 and the weighted average discount rate used to determine the operating lease liabilities was 8.0%.
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

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

Note 20 - Subsequent Events
Sysorex Securities Settlement Agreement
On April 14, 2021, the Company entered into a Securities Settlement Agreement (the “SSA”) and a Rights Letter Agreement (the “RLA”), each with Sysorex, whereby Sysorex agreed to satisfy in full its outstanding debt, in the aggregate amount of $9,088,176 as of March 31, 2021, owed to the Company under that certain secured promissory note, originally dated December 31, 2018, as amended from time to time, and in connection with that certain settlement agreement, dated February 20, 2019, by and among the Company, Sysorex and Atlas Technology Group, LLC (the “Debt Settlement”). To effect the Debt Settlement, Sysorex agreed to issue to the Company (i) pursuant to the terms of the SSA, 12,972,189 shares of its common stock, $0.00001 par value per share, and (ii) rights to acquire 3,000,000 additional shares of its common stock pursuant to the terms of the RLA. The Debt Settlement was entered into in connection with Sysorex’s closing of a reverse triangular merger with TTM Digital Assets & Technologies, Inc.
In connection with the Debt Settlement, the Company also entered into a Registration Rights Agreement, dated as of April 14, 2021 (the “RRA”), with Sysorex and certain other shareholders of Sysorex (the “Holders”). Pursuant to the terms of the RRA, Sysorex must, subject to certain limitations, register the resale of the shares of common stock held by the Company and the Holders, with the U.S. Securities and Exchange Commission (the “SEC”), during the period that begins on the 90th day following April 14, 2021. In the event Sysorex fails to register such shares within that timeframe, or otherwise fails to meet its obligations under the RRA, then, subject to certain limitations, the Company and the Holders may be entitled to receive from Sysorex an amount in cash equal to the product of 1.5% multiplied by the value of their shares (as set forth in the RRA), which amount is payable each month for so long as the failure continues.
Also, under the RRA, if Sysorex determines to prepare and file with the SEC a registration statement relating to an offering of any of its equity securities, for its own account or the account of others, then the Company and the Holders will have the right, subject to certain limitations, to require Sysorex to include in such registration statement all or any part of the shares of common stock held by them.
Nadir Ali, the Company’s Chief Executive Officer and a member of the Company’s board of directors, is also a director of Sysorex, although Mr. Ali expects to resign as a director of Sysorex within thirty (30) days of April 14, 2021. In addition, Nadir Ali entered into a consulting agreement with Sysorex, pursuant to which he agreed to provide certain business services specified in the agreement for the benefit of Sysorex in exchange for shares of Sysorex’s common stock.
Game Your Game Acquisition
On April 9, 2021 (the “Closing Date”), the Company acquired (the “Acquisition”) 522,000 shares of common stock (the “Purchased Shares”) of Game Your Game, Inc., a Delaware corporation (“GYG”), which represent 52.2% of the outstanding shares of common stock of GYG on a fully diluted basis, pursuant to that certain Stock Purchase Agreement, dated as of March 25, 2021 (the “Purchase Agreement”), with GYG, Rick Clemmer (“Clemmer”) and Martin Manniche (“Manniche,” and, together with Clemmer, the “Sellers”). GYG’s business consists of developing and providing solutions using sports data and analytics.
At the closing of the Acquisition, the Company acquired the Purchased Shares from GYG and the Sellers as follows: (i) GYG issued 283,473 Purchased Shares to the Company, and in exchange, the Company paid GYG $1,666,932 in cash, and (ii) the Sellers sold an aggregate of 238,527 Purchased Shares to the Company, and in exchange, the Company issued an aggregate of 1,179,077 shares of its common stock, par value $0.001 per share (the “Buyer Shares”), to the Sellers. In addition, at the closing, Nadir Ali, the Company’s Chief Executive Officer and member of the Company’s board of directors, was appointed as the sole member of GYG’s board of directors.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

Visualix Asset Purchase Agreement

On April 23, 2021, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) by and among the Company, Visualix GmbH i.L. (the “Visualix”), Darius Vahdat-Pajouh and Michal Bucko (each, a “Founder,” and collectively, the “Founders”), and Future Energy Ventures Management GmbH (“FEVM”) pursuant to which we acquired certain computer vision, robust localization, large-scale navigation, mapping, and 3D reconstruction software technologies and intellectual property (collectively, the “Visualix Assets"). In accordance with the terms of the Asset Purchase Agreement, the Company purchased the Visualix Assets and certain patent applications related to the Visualix Assets from FEVM.

In consideration of the transactions contemplated by the Asset Purchase Agreement, the Company:

(i) remitted a cash payment in the amount of Fifty Thousand Euros (EUR 50,000) to Visualix;
(ii) issued 316,768 shares of Common Stock to Visualix; and
(iii) issued 52,795 to shares of Common Stock to FEVM.

The board of the Company approved 344,826 restricted stock grants to certain employees of the Company which vest proportionally every 6 months either over a 1 or 2 year period.

CXApp Acquisition
On April 30, 2021 (the “Closing Date”), the Company completed the acquisition (the “Acquisition”) of over 99.9% of the outstanding capital stock of Design Reactor, Inc., dba The CXApp, a California corporation (“The CXApp”), pursuant to the terms of that certain Stock Purchase Agreement, dated as of the Closing Date (the “Purchase Agreement”), by and among the Company, The CXApp, the sellers set forth on the signature page thereto and each other person who owns outstanding capital stock of The CXApp (“CXApp Shares”) and executes a Joinder to Stock Purchase Agreement (collectively, the “Sellers”), and Leon Papkoff, as Sellers’ Representative (the “Sellers’ Representative”). The CXApp is a leading SaaS app platform that enables corporate enterprise organizations to provide a custom-branded, location-aware employee app focused on enhancing the workplace experience and hosting virtual and hybrid events.
On the Closing Date, the Sellers sold all of their CXApp Shares to the Company in exchange for consideration of (i) approximately $22,500,000 in cash, minus The CXApp’s transaction expenses, plus The CXApp’s closing cash, minus stock option payouts, minus the amount that equals 70% of deferred revenue as of the Closing Date, subject to such other adjustments set forth in the Purchase Agreement, including a post-closing working capital adjustment (such amount, the “Cash Purchase Price”), and (ii) 8,820,239 shares of common stock of the Company, which were valued at approximately $10,000,000 based on a share price of $1.13, which was the closing price of common stock of the Company immediately prior to executing the Purchase Agreement (such shares, the “Purchaser Shares” and together with the Cash Purchase Price, the “Consideration”). In addition, the Company agreed to pay up to $12,500,000 in contingent earnout payments, subject to certain adjustments (the “Earnout Payment” and together with the Cash Purchase Price and the Purchaser Shares, the “Aggregate Purchase Price”). As of the Closing Date, there was one holder of CXApp Shares that did not sign the Purchase Agreement (the “Non-Signing Seller”). On May 10, 2021, the Company, The CXApp and the Non-Signing Seller executed a Joinder to Stock Purchase Agreement pursuant to which the Company purchased such Non-Signing Seller's CXApp Shares in exchange for approximately $50,000 in cash and 29,299 shares of common stock of the Company. As of such time, the Company now owns 100% of The CXApp.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC. In addition to our historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q, particularly in Part II, Item 1A, “Risk Factors.”

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

We experienced a net loss of approximately $12.5 million and $6.2 million for the three months ended March 31, 2021 and 2020, respectively. We cannot assure that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. In order to continue our operations, we have supplemented the revenues we earned with proceeds from the sale of our equity and debt securities and proceeds from loans and bank credit lines.

Effects of COVID-19

The impact of the COVID-19 pandemic on our business and results of operations continues to remain uncertain at this time. While we have been able to continue operations remotely, we have experienced supply chain cost increases and constraints and delays in the receipt of certain components of our hardware products impacting delivery times for our products. We have also seen some impact in the demand of certain products and delays in certain projects and customer orders either because they require onsite services which could not be performed, customer facilities were closed partially or fully due to local regulations related to managing the pandemic or because of the uncertainty of the customer’s financial position and ability to invest in our technology. Despite these challenges, we were able to realize growth in revenue for the three months of 2021 when compared to the same periods of 2020 as a result of an increase in sales associated with our indoor intelligence platform, including our sensors, in addition to additional revenue from the sale of Systat software licenses. We expect that supply chain matters constraints will continue to be a challenge for our hardware products and the impact that COVID-19 will have on general economic conditions is continuously evolving and the ultimate impact the pandemic will have on our results of operations continues to remain uncertain and there are no assurances that we will be able to continue to experience the same growth or not be materially adversely effected. A further discussion of the impact of the COVID-19 pandemic on our business is set forth below in Part II, Item 1A. Risk Factors.

A further discussion of the impact of the COVID-19 pandemic on our business is set forth below in Part II, Item 1A. Risk Factors.

Corporate Strategy Update

Since 2019, management has pursued a corporate strategic acquisition strategy focused on building and developing its business as the Indoor IntelligenceTM provider with the ability to provide end to end solutions ranging from the collection of data to delivering insights from that data to our customers with a focus on securing, digitizing and optimizing premises with our indoor positioning, mapping and analytics solutions for businesses and governments. In furtherance of this strategy, we have completed a series of strategic transactions to enhance our products and solution offerings, including, the acquisition of (1) technologies allowing for wireless device positioning and radio frequency augmentation of video surveillance systems; (2) GPS tracking products, software, technologies, and related intellectual property to provide ground positioning, asset tracking, and situational awareness monitoring for those whose intelligence needs expand outdoors; (3) our indoor mapping solution, Inpixon Mapping, to provide users with the tools to add intelligence to complex indoor spaces by integrating business data with geospatially accurate indoor maps to create relevant views of indoor environments; (4) a suite of on-device “blue dot” indoor location and motion technologies, including patents, trademarks, software and related intellectual property; (5) IoT solutions for real-time location systems (RTLS) and indoor and outdoor positioning solutions utilizing both industry-standard technologies, such as ultra-wideband (UWB), and patented proprietary wireless communication technologies, such as Chirp Spread Spectrum (CSS); and most recently (6) a suite of augmented reality, computer vision, localization, navigation, mapping, and 3D reconstruction technologies, including patents, trademarks, software and related intellectual property, and (7) a leading SaaS app platform that enables corporate enterprise organizations to provide a custom-branded, location-aware employee app focused on enhancing the workplace experience and hosting virtual and hybrid events.

We believe these transactions have positioned us as a market leader with a comprehensive suite of products and solutions allowing us to provide organizations with actionable indoor intelligence to make their indoor spaces smarter, safer and more secure. We also operate and compete in an industry that is characterized by rapid technological innovation, changing customer needs, evolving industry standards and frequent introductions of new products, product enhancements, services and distribution methods. Our success will depend on our ability to develop expertise with these new products, product enhancements, services and distribution methods and to implement solutions that anticipate and respond to rapid changes in technology, the industry, and customer needs. As a result, in order to continue to respond to rapid changes and required technological advancements we may continue to evaluate various strategic transactions including acquisitions of companies with technologies and intellectual property in order to continue to maintain pace with industry demands and if we believe that it will complement our goals in offering a comprehensive Indoor Intelligence platform. Candidates with proven technologies that complement our overall strategy may come from anywhere in the world, as long as there are strategic and financial reasons to make the acquisition. If we explore any such opportunities we expect to focus primarily on looking for accretive acquisitions that have business value and operational synergies, however we will also be opportunistic and may consider other strategic and/or attractive transactions that we believe may increase overall shareholder value, which may include, but not be limited to other alternative investment opportunities, such as minority investments, joint ventures or special purpose acquisition companies. If we make any acquisitions in the future, we expect that we may pay for such acquisitions with cash, equity securities and/or debt in combinations appropriate for each acquisition.
Recent Events

Financings

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

Game Your Game Acquisition of Controlling Interest

On March 25, 2021, we entered into a Stock Purchase Agreement (the “GYG Purchase Agreement”) with Game Your Game, Inc., a Delaware corporation (“GYG”), and certain selling shareholders (the "Selling Shareholders"), pursuant to which we acquired on April 9, 2021 an aggregate of 522,000 shares of common stock of GYG (the “GYG Shares”), representing 52.2% of the outstanding shares of common stock of GYG on a fully diluted basis, in exchange for $1,666,932 in cash (the “Cash Consideration”), and issued an aggregate of 1,179,077 shares of its common stock, par value $0.001 per share (the “Buyer Shares”) for an aggregate purchase price equal to $1,403,103. The Cash Consideration will be used for working capital purposes and to satisfy certain outstanding payroll obligations of GYG. GYG’s business consists of developing and providing solutions using sports data and analytics. In addition, at the closing, Nadir Ali, the Company’s Chief Executive Officer and member of the Company’s board of directors, was appointed as the sole member of GYG’s board of directors.

Systat Purchase Option Exercise

On February 22, 2021, we entered into a Second Amendment to the Exclusive Software License and Distribution Agreement, as amended on June 30, 2020 (as amended, the “License Agreement”), with Cranes Software International Ltd. (“Cranes”) and Systat Software, Inc. (“Systat,” and together with Cranes, the “Systat Parties”) to allow for the exercise of the purchase of the software and other assets underlying the License Agreement (the "Purchase Option") option in whole or in part any time during the purchase option period and to provide for cash consideration in lieu of an assignment of the Sysorex Note at our option. In addition, we exercised our option to purchase a portion of the underlying assets, including certain software, trademarks, solutions, domain names and websites from Systat in exchange for consideration in an amount equal to $900,000.
Sysorex Securities Settlement Agreement
On April 14, 2021, we entered into a Securities Settlement Agreement (the “SSA”) and a Rights Letter Agreement (the “RLA”), each with Sysorex, whereby Sysorex agreed to satisfy in full its outstanding debt, in the aggregate amount of $9,088,175.97 as of March 31, 2021, owed to us under that certain secured promissory note, originally dated December 31, 2018, as amended from time to time, and in connection with that certain settlement agreement, dated February 20, 2019, by and among us, Sysorex and Atlas Technology Group, LLC (the “Debt Settlement”). To effect the Debt Settlement, Sysorex agreed to issue to us (i) pursuant to the terms of the SSA, 12,972,189 shares of its common stock, $0.00001 par value per share, and (ii) rights to acquire 3,000,000 additional shares of its common stock pursuant to the terms of the RLA. The Debt Settlement was entered into in connection with Sysorex’s closing of a reverse triangular merger with TTM Digital Assets & Technologies, Inc.
In connection with the Debt Settlement, we also entered into a Registration Rights Agreement, dated as of April 14, 2021 (the “RRA”), with Sysorex and certain other shareholders of Sysorex (the “Holders”). Pursuant to the terms of the RRA, Sysorex must, subject to certain limitations, register the resale of the shares of common stock held by us and the Holders, with the SEC, during the period that begins on the 90th day following April 14, 2021. In the event Sysorex fails to register such shares within that timeframe, or otherwise fails to meet its obligations under the RRA, then, subject to certain limitations, the Company and the Holders may be entitled to receive from Sysorex an amount in cash equal to the product of 1.5% multiplied by the value of their shares (as set forth in the RRA), which amount is payable each month for so long as the failure continues.
Also, under the RRA, if Sysorex determines to prepare and file with the SEC a registration statement relating to an offering of any of its equity securities, for its own account or the account of others, then the Company and the Holders will have the right, subject to certain limitations, to require Sysorex to include in such registration statement all or any part of the shares of common stock held by them.
Nadir Ali, our Chief Executive Officer and a member of our board of directors, is also a director of Sysorex, although Mr. Ali expects to resign as a director of Sysorex within thirty (30) days of April 14, 2021. In addition, Nadir Ali entered into a consulting agreement with Sysorex, pursuant to which he agreed to provide certain business services specified in the agreement for the benefit of Sysorex in exchange for shares of Sysorex’s common stock.

Visualix Asset Purchase Agreement

On April 23, 2021, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) by and among the Company, Visualix GmbH i.L. (the “Visualix”), Darius Vahdat-Pajouh and Michal Bucko (each, a “Founder,” and collectively, the “Founders”), and Future Energy Ventures Management GmbH (“FEVM”) pursuant to which we acquired certain computer vision, robust localization, large-scale navigation, mapping, and 3D reconstruction software technologies and intellectual property (collectively, the “Visualix Assets"). In accordance with the terms of the Asset Purchase Agreement, the Company purchased the Visualix Assets and certain patent applications related to the Visualix Assets from FEVM.

In consideration of the transactions contemplated by the Asset Purchase Agreement, the Company:

(i) remitted a cash payment in the amount of Fifty Thousand Euros (EUR 50,000) to Visualix;
(ii) issued 316,768 shares of Common Stock to Visualix; and
(iii) issued 52,795 to shares of Common Stock to FEVM.

The Asset Purchase Agreement includes customary representations and warranties, as well as certain covenants, including, inter alia, that the Founders are hired as employees of Inpixon GmbH and Visualix and the Founders shall not, for a period of two (2) years following the Closing Date, directly or indirectly, compete with the Company in the sectors of Mapping and Localization Technology (as defined in the Asset Purchase Agreement).

CXApp Acquisition
On April 30, 2021 (the “Closing Date”), we completed the acquisition (the “Acquisition”) of over 99.9% of the outstanding capital stock of Design Reactor, Inc., dba The CXApp, a California corporation (“The CXApp”), pursuant to the terms of that certain Stock Purchase Agreement, dated as of the Closing Date (the “Purchase Agreement”), by and among us, The CXApp, the sellers set forth on the signature page thereto and each other person who owns outstanding capital stock of The CXApp (“CXApp Shares”) and executes a Joinder to Stock Purchase Agreement (collectively, the “Sellers”), and Leon Papkoff, as Sellers’ Representative (the “Sellers’ Representative”). The CXApp is a leading SaaS app platform that enables corporate enterprise organizations to provide a custom-branded, location-aware employee app focused on enhancing the workplace experience and hosting virtual and hybrid events.
On the Closing Date, the Sellers sold all of their CXApp Shares to us in exchange for consideration of (i) approximately $22,500,000 in cash, minus The CXApp’s transaction expenses, plus The CXApp’s closing cash, minus stock option payouts, minus the amount that equals 70% of deferred revenue as of the Closing Date, subject to such other adjustments set forth in the Purchase Agreement, including a post-closing working capital adjustment (such amount, the “Cash Purchase Price”), and (ii) 8,820,239 shares of our common stock, which were valued at approximately $10,000,000 based on a share price of $1.13, which was the closing price of our common stock immediately prior to executing the Purchase Agreement (such shares, the “Purchaser Shares” and together with the Cash Purchase Price, the “Consideration”). In addition, we agreed to pay up to $12,500,000 in contingent earnout payments, subject to certain adjustments (the “Earnout Payment” and together with the Cash Purchase Price and the Purchaser Shares, the “Aggregate Purchase Price”). As of the Closing Date, there was one holder of CXApp Shares that did not sign the Purchase Agreement (the “Non-Signing Seller”). On May 10, 2021, the Company, The CXApp and the Non-Signing Seller executed a Joinder to Stock Purchase Agreement pursuant to which the Company purchased such Non-Signing Seller's CXApp Shares in exchange for approximately $50,000 in cash and 29,299 shares of common stock of the Company. As of such time, the Company now owns 100% of The CXApp..
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
Professional services are also contracted on the fixed fee and time and materials basis. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. Our time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. We have elected the practical expedient to recognize revenue for the right to invoice because our right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts including maintenance service provided by in house personnel, we recognize revenue evenly over the service period using a time-based measure because we are providing continuous service. Because our contracts have an expected duration of one year or less, we have elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about the remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the three months ended March 31, 2021 and 2020, we did not incur any such losses. These amounts are based on known and estimated factors.
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
Contract Balances
The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied. The Company had deferred revenue of approximately $1,667,000 and $1,922,000 as of March 31, 2021 and December 31, 2020, respectively, related to cash received in advance for product maintenance services and professional services provided by the Company’s technical staff. The Company expects to satisfy its remaining performance obligations for these maintenance services and professional services, and recognize the deferred revenue and related contract costs over the next twelve months.
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
When assessing the recoverability of our long-lived assets, which include property and equipment and finite-lived intangible assets, we make assumptions regarding estimated future cash flows and other factors. Some of these assumptions involve a high degree of judgment and also bear a significant impact on the assessment conclusions. Included among these assumptions are estimating undiscounted future cash flows, including the projection of comparable sales, operating expenses, capital requirements for maintaining property and equipment and residual value of asset groups. We formulate estimates from historical experience and assumptions of future performance, based on business plans and forecasts, recent economic and business trends, and competitive conditions. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge. Based on our evaluation we did not record a charge for impairment for the three months ended March 31, 2021 and 2020.
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
We evaluate the remaining useful lives of long-lived assets and identifiable intangible assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. Such events or circumstances may include (but are not limited to): the effects of obsolescence, demand, competition, and/or other economic factors including the stability of the industry in which we operate, known technological advances, legislative actions, or changes in the regulatory environment. If the estimated remaining useful lives change, the remaining carrying amount of the long-lived assets and identifiable intangible assets would be amortized prospectively over that revised remaining useful life. We have determined that there were no events or circumstances during the three months ended March 31, 2021 and 2020, which would indicate a revision to the remaining amortization period related to any of our long-lived assets. Accordingly, we believe that the current estimated useful lives of long-lived assets reflect the period over which they are expected to contribute to future cash flows and are therefore deemed appropriate.
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
We continue to seek additional resources, through both capital raising efforts and meeting with industry experts, for further development of the AirPatrol, Locality, Jibestream, GTX, SYSTAT, Ten Degrees, and Nanotron technologies. Through March 31, 2021, we have made some progress with raising capital since these acquisitions, building our pipeline and getting industry acknowledgment. We have been recognized by leading industry analysts in a report on leading indoor positioning companies and were also awarded the IoT Security Excellence award by TMC and Crossfire Media. Management remains focused on growing revenue from these products and continues to pursue efforts to recognize the value of the AirPatrol, Locality, Jibestream, GTX, SYSTAT, Ten Degrees, and Nanotron technologies. Although there can be no assurance that these efforts will be successful, we intend to allocate financial and personnel resources when deemed possible and/or necessary. If we choose to abandon these efforts, or if we determine that such funding is not available, the related IPR&D will be subject to significant impairment.
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
Impairment of Long-Lived Assets Subject to Amortization
We amortize intangible assets with finite lives over their estimated useful lives and review them for impairment whenever an impairment indicator exists. We continually monitor events and changes in circumstances that could indicate carrying amounts of our long-lived assets, including our intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. We did not recognize any intangible asset impairment charges for the three months ended March 31, 2021 and 2020. See “Acquired In-Process Research and Development (“IPR&D”)” for further information.
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
As of March 31, 2021 and December 31, 2020, reserves for credit losses included a reserve for doubtful accounts of approximately $234,000 and $235,000, respectively, due to the aging of the items greater than 90 days outstanding and other potential non-collections.
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
The principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:

For the Three Months Ended March 31, 2021
Risk-free interest rate	0.59%
Expected life of option grants	5 years
Expected volatility of underlying stock	38.15%
Dividends assumption	--
During the three months ended March 31, 2021 and 2020, the Company recorded a charge of $498,000 and $399,000, respectively, for the amortization of employee stock options.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2021 compared to the Three Months Ended March 31, 2020
The following table sets forth selected consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	Three Months Ended March 31,
	2021		2020
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	$ Change	% Change*
Revenues	$2,954	100%	$1,804	100%	$1,150	64%
Cost of revenues	$884	30%	$510	28%	$374	73%
Gross profit	$2,070	70%	$1,294	72%	$776	60%
Operating expenses	$14,490	491%	$6,860	380%	$7,630	111%
Loss from operations	$(12,420)	(420)%	$(5,566)	(309)%	$6,854	123%
Net loss	$(12,539)	(424)%	$(6,168)	(342)%	$6,371	103%
Net loss attributable to stockholders of Inpixon	$(12,557)	(425)%	$(6,158)	(341)%	$6,399	104%
*    Amounts used to calculate dollar and percentage changes are based on numbers in the thousands. Accordingly, calculations in this item, which may be rounded to the nearest hundred thousand, may not produce the same results.
Revenues
Revenues for the three months ended March 31, 2021 were $3.0 million compared to $1.8 million for the comparable period in the prior year for an increase of approximately $1.2 million, or approximately 64%. This increase is primarily attributed to sales related to the Systat and RTLS product lines.
Cost of Revenues
Cost of revenues for the three months ended March 31, 2021 were $0.9 million compared to $0.5 million for the comparable period in the prior year. This increase in cost of revenues of approximately $0.4 million, or approximately 73%, was primarily attributable to the increased sales during the quarter.
Gross Profit
The gross profit margin for the three months ended March 31, 2021 was 70% compared to 72% for the three months ended March 31, 2020. This decrease in margin is primarily due to lower gross profit margins from the RTLS product line.
Operating Expenses
Operating expenses for the three months ended March 31, 2021 were $14.5 million and $6.9 million for the comparable period ended March 31, 2020. This increase of $7.6 million is primarily attributable to increased operating expenses, including approximately $2.0 million from the Systat licensing agreement and Nanotron acquisition and approximately $4.7 million of stock based compensation expense.

Loss From Operations
Loss from operations for the three months ended March 31, 2021 was $12.42 million as compared to $5.57 million for the comparable period in the prior year. This increase in loss of approximately $6.85 million was primarily attributable to increased operating expenses described above offset by higher gross profit.
Other Expense
Other expense for the three months ended March 31, 2021 was a loss of $0.1 million compared to a loss of $0.7 million for the comparable period in the prior year. This decrease in loss of approximately $0.6 million is primarily attributable to lower interest expense and the unrealized gain on the Inpixon Canada note.
Provision for Income Taxes
There was income tax expense of approximately $9,000 for the three months ended March 31, 2021 related to the gross profit of Inpixon India. There was an income tax benefit for the three months ended March 31, 2020 of approximately $87,000 due to the acquisition of intangibles and net operating losses of Locality and Jibestream.
Net Income (Loss) Attributable To Non-Controlling Interest
Net income (loss) attributable to non-controlling interest for the three months ended March 31, 2021 and 2020 was income of $18,000 and a loss of $10,000, respectively. This increase of $28,000 was attributable to a larger profit from the Inpixon India subsidiary.
Net Loss Attributable To Stockholders of Inpixon
Net loss attributable to stockholders of Inpixon for the three months ended March 31, 2021 was $12.6 million compared to $6.2 million for the comparable period in the prior year. This increase in loss of approximately $6.4 million was primarily attributable to increased operating expenses described above offset by higher gross profit.
Non-GAAP Financial information
EBITDA
EBITDA is defined as net income (loss) before interest, provision for (benefit from) income taxes, and depreciation and amortization. Adjusted EBITDA is used by our management as the matrix in which it manages the business. It is defined as EBITDA plus adjustments for other income or expense items, non-recurring items and non-cash stock-based compensation.
Adjusted EBITDA for the three months ended March 31, 2021 was a loss of $5.6 million compared to a loss of $3.9 million for the prior year period.

The following table presents a reconciliation of net income/loss attributable to stockholders of Inpixon, which is our GAAP operating performance measure, to Adjusted EBITDA for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Net loss attributable to common stockholders	$(12,557)	$(6,158)
Adjustments:
Non-recurring one-time charges:
Loss on exchange of debt for equity	30	86
Provision for valuation allowance on held for sale loan	117	—
Professional service fees	349	—
Acquisition transaction/financing costs	470	28
Unrealized gain/loss on note	(363)	—
Stock-based compensation - compensation and related benefits	5,096	399
Interest expense, net	349	621
Income tax benefit	9	(87)
Depreciation and amortization	943	1,226
Adjusted EBITDA	$(5,557)	$(3,885)
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
Proforma Non-GAAP Net Loss per Share
Basic and diluted net loss per share for the three months ended March 31, 2021 was $0.16 compared to a loss of $1.22 for the prior year period. The decreased loss per share in 2021 was attributable to the changes discussed in our results of operations.
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
Proforma non-GAAP net loss per basic and diluted common share for the three months ended March 31, 2021 was $0.08 compared to a loss of $0.92 per share for the prior year period.

The following table presents a reconciliation of net loss per basic and diluted share, which is our GAAP operating performance measure, to proforma non-GAAP net loss per share for the periods reflected (in thousands, except per share data):

	For the Three Months Ended March 31,
(thousands, except per share data)	2021		2020
Net loss attributable to common stockholders	$(12,557)		$(6,158)
Adjustments:
Non-recurring one-time charges:
Loss on the exchange of debt for equity	30		86
Provision for valuation allowance on held for sale loan	117		—
Professional service fees	349	—	—
Acquisition transaction/financing costs	470		28
Unrealized gain/loss on note	(363)		—
Stock-based compensation - compensation and related benefits	5,096		399
Amortization of intangibles	650		1,016
Proforma non-GAAP net loss	$(6,208)		$(4,629)
Proforma non-GAAP net loss per basic and diluted common share	$(0.08)		$(0.92)
Weighted average basic and diluted common shares outstanding	78,942,697		5,038,515
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
Liquidity and Capital Resources as of March 31, 2021
Our current capital resources and operating results as of and through March 31, 2021, consist of:

1)an overall working capital surplus of approximately $88.9 million;
2)cash of approximately $46.3 million and short-term investments of approximately $50.1 million;
3)net cash used by operating activities for the three months ended March 31, 2021 of $5.7 million.
The breakdown of our overall working capital deficit is as follows (in thousands):

Working Capital	Assets	Liabilities	Net
Cash and cash equivalents	$46,273	$—	$46,273
Accounts receivable, net / accounts payable	1,240	1,377	(137)
Inventory	1,492	—	1,492
Short-term investments	50,057	—	50,057
Accrued liabilities	—	3,131	(3,131)
Operating lease obligation	—	637	(637)
Deferred revenue	—	1,667	(1,667)
Notes and other receivables / Short-term debt	160	4,251	(4,091)
Other	1,222	500	722
Total	$100,444	$11,563	$88,881
Net cash used in operating activities during the year ended March 31, 2021 of $5.7 million consists of net loss of $12.5 million offset by non-cash adjustments of approximately $6.2 million less net cash changes in operating assets and liabilities of approximately $0.6 million.
During the three months ended March 31, 2021 we raised net proceeds of approximately $77.9 million from the sale of our securities in connection with registered direct offerings and the exercise of warrants. Given our current cash balances and budgeted cash flow requirements, the Company believes such funds are sufficient to support ongoing operations for the next 12 months from the issuance date of the financial statements. However, general economic or other conditions resulting from COVID 19 or other events materially may impact the liquidity of our common stock or our ability to continue to access capital from the sale of our securities to support our growth plans. Our business has been impacted by the COVID-19 pandemic and may continue to be impacted. While we have been able to continue operations remotely, we have and continue to experience supply chain cost increases and constraints and delays in the receipt of certain components of our products impacting delivery times for our products. We have also seen some impact in the demand of certain products and delays in certain projects and customer orders either because they require onsite services which could not be performed while shelter in place orders were in effect for compliance with new rules and regulations resulting from the pandemic, customer facilities were partially or fully closed during the pandemic or because of the uncertainty of the customer’s financial position and ability to invest in our technology. Despite these challenges, including a decline in revenue for certain existing product lines, we were able to realize growth in total revenue for the three months ending March 31, 2021 when compared to the first quarter of 2020, as a result of the addition of the SAVES product line and the addition of the RTLS (Nanotron) product line in the fourth quarter of 2020. The total impact that COVID-19 will have on general economic conditions is continuously evolving and the impact it may continue to have on our results of operations continues to remain uncertain and there are no assurances that we will be able to continue to experience the same growth or not be materially adversely effected. The Company may continue to pursue strategic transactions and may raise such additional capital as needed, using our equity securities and/or cash and debt financings in combinations appropriate for each acquisition.
Liquidity and Capital Resources as of March 31, 2021 Compared With March 31, 2020
The Company’s net cash flows used in operating, investing and financing activities for the three months ended March 31, 2021 and 2020 and certain balances as of the end of those periods are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(5,661)	$(4,535)
Net cash used in investing activities	(43,321)	(209)
Net cash provided by financing activities	77,269	6,104
Effect of foreign exchange rate changes on cash	(10)	(27)
Net increase in cash and cash equivalents	$28,277	$1,333

	As of March 31, 2021	As of December 31, 2020
Cash and cash equivalents	$46,273	$17,996
Working capital surplus	$88,881	$18,208
Operating Activities for the three months ended March 31, 2021
Net cash used in operating activities during the three months ended March 31, 2021 was approximately $5.7 million. The cash flows related to the three months ended March 31, 2021 consisted of the following (in thousands):

Net loss	$(12,539)
Non-cash income and expenses	6,237
Net change in operating assets and liabilities	641
Net cash used in operating activities	$(5,661)
The non-cash income and expense of approximately $6.2 million consisted primarily of the following (in thousands):

$943	Depreciation and amortization expenses (including amortization of intangibles) primarily attributable to the Shoom, AirPatrol, LightMiner, Locality, GTX, Jibestream, Systat, Ten Degrees and Nanotron, which were acquired effective August 31, 2013, April 16, 2014, November 21, 2016, May 21, 2019, June 27, 2019, August 15, 2019, June 30, 2020, August 19, 2020 and October 6, 2020, respectively.
181	Amortization of right of use asset
5,096	Stock-based compensation expense attributable to warrants and options issued as part of Company operations
30	Loss on exchange of debt for equity
224	Amortization of debt discount
(363)	Related party note, gain of foreign currency transaction
117	Provision for the valuation allowance - held for sale loan
9	Income tax expense
$6,237	Total non-cash expenses
The net cash used in the change in operating assets and liabilities aggregated approximately $0.6 million and consisted primarily of the following (in thousands):

$426	Decrease in accounts receivable and other receivables
(371)	Increase in inventory, other current assets and other assets
480	Increase in accounts payable
517	Increase in accrued liabilities and other liabilities
(176)	Decrease in operating lease liabilities
(235)	Decrease in deferred revenue
$641	Net cash used in the changes in operating assets and liabilities

Operating Activities for the three months ended March 31, 2020
Net cash used in operating activities during the three months ended March 31, 2020 was approximately $4.5 million. The cash flows related to the three months ended March 31, 2020 consisted of the following (in thousands):

Net loss	$(6,168)
Non-cash income and expenses	2,662
Net change in operating assets and liabilities	(1,029)
Net cash used in operating activities	$(4,535)
The non-cash income and expense of approximately $2.7 million consisted primarily of the following (in thousands):

$1,226	Depreciation and amortization expenses (including amortization of intangibles) primarily attributable to the Shoom, AirPatrol, LightMiner, Locality, GTX, and Jibestream, which were acquired effective August 31, 2013, April 16, 2014, November 21, 2016, May 21, 2019, June 27, 2019, and August 15, 2019, respectively.
157	Amortization of right of use asset
399	Stock-based compensation expense attributable to warrants and options issued as part of Company operations
86	Loss on exchange of debt for equity
868	Amortization of debt discount
(87)	Income tax benefit
13	Other
$2,662	Total non-cash expenses
The net use of cash in the change in operating assets and liabilities aggregated approximately $1.0 million and consisted primarily of the following (in thousands):

$(416)	Increase in accounts receivable and other receivables
78	Decrease in inventory, other current assets and other assets
(568)	Decrease in accounts payable
2	Increase in accrued liabilities and other liabilities
(156)	Decrease in operating lease liabilities
31	Increase in deferred revenue
$(1,029)	Net use of cash used in the changes in operating assets and liabilities
Cash Flows from Investing Activities as of March 31, 2021 and 2020
Net cash flows used in investing activities during the three months ended March 31, 2021 was approximately $43.3 million compared to net cash flows used in investing activities during the three months ended March 31, 2020 of approximately $0.2 million. Cash flows related to investing activities during the three months ended March 31, 2021 include $109,000 for the purchase of property and equipment, $253,000 for investment in capitalized software, $42.1 million for short term investments, and $0.9 million for cash paid for the Systat License Agreement. Cash flows related to investing activities during the three months ended March 31, 2020 include $16,000 for the purchase of property and equipment and $193,000 investment in capitalized software.
Cash Flows from Financing Activities as of March 31, 2021 and 2020
Net cash flows provided by financing activities during the three months ended March 31, 2021 was $77.3 million. Net cash flows provided by financing activities during the three months ended March 31, 2020 was $6.1 million. During the three months ended March 31, 2021, the Company received incoming cash flows of $77.9 million for the issuance of common stock, loaned $0.1 million to related parties, and paid a $0.5 million acquisition liability to the pre-acquisition shareholders of Locality. During the three months ended March 31, 2020, the Company received incoming cash flows of $1.3 million from the issuance of common stock, $5.0 million of proceeds from promissory notes, and $0.2 million of repayments from related parties offset by $0.2 million of loans to related party, and $0.2 of net repayments to bank facility.
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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company’s management determined that there were no material changes needed to internal controls as a result of the COVID-19 pandemic.

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

Item 1A.    Risk Factors

We face a number of significant risks and uncertainties in connection with our operations. Our business, results of operations and financial condition could be materially adversely affected by these risks. In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors disclosed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 31, 2021, which report is incorporated by reference herein, all of which could materially affect our business, financial condition and future results. For example, these risks now include risks related to recent transactions, the COVID-19 pandemic and related economic developments.

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

INPIXON

Date: May 17, 2021	By:	/s/ Nadir Ali
Nadir Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Wendy Loundermon
Wendy Loundermon Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number[1]	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1*	Share Purchase Agreement, dated May 21, 2019, by and among Inpixon, Inpixon Canada, Inc., Locality Systems Inc., Kirk Moir, in his capacity as the Sellers’ Representative, the Sellers and Garibaldi Capital Advisors Ltd.	8-K	001-36404	2.1	5/22/2019

2.2*#	Asset Purchase Agreement, dated June 27, 2019, by and between Inpixon and GTX Corp.	8-K	001-36404	2.1	7/1/2019

2.3*	Share Purchase Agreement, dated July 9, 2019, by and among Inpixon, Inpixon Canada, Inc., Jibestream Inc., the Vendors, and Chris Wiegand, in his capacity as the Vendors’ Representative.	8-K	001-36404	2.1	7/11/2019

2.4*	Amendment to Share Purchase Agreement, dated as of August 8, 2019, by and among Inpixon, Inpixon Canada, Inc., Chris Wiegand, in his capacity as the Vendors’ Representative, any other shareholder who subsequently signs an adoption agreement, and Jibestream Inc.	8-K	001-36404	2.1	8/9/2019

2.5*	The Second Amendment to the Share Purchase Agreement, dated August 15, 2019, by and among Inpixon, Inpixon Canada, Inc., Jibestream Inc, and Chris Wiegand, in his capacity as the Vendors’ representative.	8-K	001-36404	2.1	8/19/2019

2.6*	Asset Purchase Agreement, dated as of August 19, 2020, by and among Inpixon, Ten Degrees Inc., Ten Degrees International Limited, mCube International Limited and mCube, Inc.	8-K	001-36404	2.1	8/20/2020

2.7*	Share Sale and Purchase Agreement, dated as of October 5, 2020, among Inpixon GmbH, Sensera Limited and Nanotron Technologies GmbH.	8-K	001-36404	2.1	10/5/2020

2.8	Amendment to the Share Sale and Purchase Agreement, dated as of February 24, 2021, among Inpixon GmbH, Sensera Limited and Nanotron Technologies GmbH.	8-K	001-36404	2.1	2/26/2021

2.9*	Stock Purchase Agreement, dated as of March 25, 2021, among Inpixon, Game Your Game, Inc., Rick Clemmer, and Martin Manniche.	10-K	001-36404	2.23	3/31/2021

1

Exhibit Number[2]	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.10*	Stock Purchase Agreement, dated as of April 30, 2021, among Inpixon, Design Reactor, Inc., dba The CXApp, the sellers set forth on the signature page thereto and each other person who owns outstanding capital stock of The CXApp and executes a Joinder to Stock Purchase Agreement, and Leon Papkoff, as Sellers’ Representative	8-K	001-36404	2.1	5/6/2021

3.1	Restated Articles of Incorporation.	S-1	333-190574	3.1	8/12/2013

3.2	Certificate of Amendment to Articles of Incorporation (Increase Authorized Shares).	S-1	333-218173	3.2	5/22/2017

3.3	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	4/10/2014

3.4	Articles of Merger (renamed Sysorex Global).	8-K	001-36404	3.1	12/18/2015

3.5	Articles of Merger (renamed Inpixon).	8-K	001-36404	3.1	3/1/2017

3.6	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.2	3/1/2017

3.7	Certificate of Amendment to Articles of Incorporation (Authorized Share Increase).	8-K	001-36404	3.1	2/5/2018

3.8	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	2/6/2018

3.9	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	11/1/2018

3.10	Certificate of Amendment to Articles of Incorporation, effective as of January 7, 2020 (Reverse Split).	8-K	001-36404	3.1	1/7/2020

3.11	Bylaws, as amended.	S-1	333-190574	3.2	8/12/2013

4.1	Specimen Stock Certificate of the Company.	S-1	333-190574	4.1	8/12/2013

4.2	Form of Certificate of Designation of Preferences, Rights and Limitations of Series 4 Convertible Preferred Stock.	8-K	001-190574	3.1	4/24/2018

4.3	Certificate of Designation of Series 5 Convertible Preferred Stock, dated as of January 14, 2019.	8-K	001-36404	3.1	1/15/2019

4.4	Promissory Note, dated as of March 18, 2020.	8-K	001-36404	4.1	3/20/2020
2

Exhibit Number[3]	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

4.5	Form of Purchase Warrant.	8-K	001-36404	4.1	11/27/2020

4.6	Form of Pre-Funded Warrant.	8-K	001-36404	4.2	11/27/2020

4.7	Form of Purchase Warrant.	8-K	001-36404	4.1	1/25/2021

4.8	Form of Pre-Funded Warrant.	8-K	001-36404	4.2	1/25/2021

4.9	Form of Purchase Warrant.	8-K	001-36404	4.1	2/12/2021

4.1	Form of Pre-Funded Warrant.	8-K	001-36404	4.2	2/12/2021

4.11	Form of Purchase Warrant.	8-K	001-36404	4.1	2/17/2021

4.12	Form of Pre-Funded Warrant.	8-K	001-36404	4.2	2/17/2021

10.1*	Form of Purchase Agreement.	8-K	001-36404	10.1	1/25/2021

10.2*	Form of Purchase Agreement.	8-K	001-36404	10.1	2/12/2021

10.3*	Form of Purchase Agreement.	8-K	001-36404	10.1	2/17/2021

10.4	Amendment #2 to Promissory Note, dated as of March 17, 2021, by and between Inpixon and Iliad Research and Trading, L.P.	8-K	001-36404	10.1	3/19/2021

10.5	Securities Settlement Agreement, dated as of April 14, 2021, by and between Sysorex, Inc. and Inpixon.	8-K	001-36404	10.1	4/14/2021

10.6	Right to Shares Letter Agreement, dated as of April 14, 2021, by and between Sysorex, Inc. and Inpixon.	8-K	001-36404	10.2	4/14/2021

10.7	Form of Registration Rights Agreement, dated as of April 14, 2021 by and among Sysorex, Inc. and the parties to the Securities Subscription Agreement and certain other parties.	8-K	001-36404	10.3	4/14/2021

10.8#	Stockholders’ Agreement, dated as of April 9, 2021, among Inpixon, Game Your Game, Inc. and the Minority Stockholders.	8-K	001-36404	10.4	4/14/2021

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.
						X
3

Exhibit Number[4]	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.
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

4