Form 10-Q
period 2021-06-30
INPIXON
filed 2021-08-16
CIK 1529113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001	117,331,219
(Class)	Outstanding at August 11, 2021

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
•our history of losses;
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

The results for the period ended June 30, 2021 are not necessarily indicative of the results of operations for the full year. These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our audited consolidated financial statements for the fiscal years December 31, 2020 and 2019 included in the annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2021.

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and par value data)

	As of June 30, 2021	As of December 31, 2020
	(Unaudited)	(Audited)
Assets

Current Assets
Cash and cash equivalents	$24,912	$17,996
Accounts receivable, net of allowances of $234 and $235, respectively	2,694	1,739
Notes and other receivables	272	152
Inventory, net of reserve of $138 and $138, respectively	1,919	1,243
Short-term investments	45,303	7,998
Prepaid expenses and other current assets	1,381	1,197

Total Current Assets	76,481	30,325

Property and equipment, net	1,499	1,445
Operating lease right-of-use asset, net	1,775	2,077
Software development costs, net	1,658	1,721
Investments in equity securities	29,940	—
Long-term investments	2,500	2,500
Intangible assets, net	36,530	14,203
Goodwill	23,890	6,588
Other assets	141	152

Total Assets	$174,414	$59,011
The accompanying notes are an integral part of these financial statements

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except number of shares and par value data)

	As of June 30, 2021	As of December 31, 2020
	(Unaudited)	(Audited)
Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$1,726	$908
Accrued liabilities	5,717	2,739
Income tax liabilities	6,750	—
Operating lease obligation, current	602	647
Deferred revenue	2,780	1,922
Short-term debt	4,251	5,401
Acquisition liability	440	500

Total Current Liabilities	22,266	12,117

Long Term Liabilities
Operating lease obligation, noncurrent	1,202	1,457
Other liabilities, noncurrent	35	7
Acquisition liability, noncurrent	5,425	750

Total Liabilities	28,928	14,331

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock -$0.001 par value; 5,000,000 shares authorized
Series 4 Convertible Preferred Stock - 10,415 shares authorized; 1 issued, and 1 outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Series 5 Convertible Preferred Stock - 12,000 shares authorized; 126 issued, and 126 outstanding as of June 30, 2021 and December 31, 2020, respectively.	—	—
Common Stock - $0.001 par value; 250,000,000 shares authorized; 116,454,028 and 53,178,462 issued and 116,454,027 and 53,178,461 outstanding as of June 30, 2021 and December 31, 2020, respectively.	116	53
Additional paid-in capital	322,196	225,613
Treasury stock, at cost, 1 share	(695)	(695)
Accumulated other comprehensive income	52	660
Accumulated deficit	(178,931)	(180,992)

Stockholders’ Equity Attributable to Inpixon	142,738	44,639

Non-controlling Interest	2,748	41

Total Stockholders’ Equity	145,486	44,680

Total Liabilities and Stockholders’ Equity	$174,414	$59,011
The accompanying notes are an integral part of these financial statements

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)
Revenues	$3,453	1,076	6,407	$2,880

Cost of Revenues	896	305	1,780	814

Gross Profit	2,557	771	4,627	2,066

Operating Expenses
Research and development	3,223	1,278	5,931	2,612
Sales and marketing	2,073	1,468	3,712	2,159
General and administrative	8,828	2,476	17,999	6,268
Acquisition-related costs	535	169	1,005	196
Amortization of intangibles	1,191	508	1,693	1,524

Total Operating Expenses	15,850	5,899	30,340	12,759

Loss from Operations	$(13,293)	(5,128)	(25,713)	$(10,693)

Other Income (Expense)
Interest income (expense), net	1,555	(777)	1,206	(1,397)
Loss on exchange of debt for equity	—	(47)	(30)	(132)
Benefit (provision) for valuation allowance on related party loan - held for sale	7,462	(835)	7,345	(835)
Other income (expense)	125	(517)	511	(499)
Gain on related party loan - held for sale	49,817	—	49,817	—
Unrealized loss on equity securities	(28,965)	—	(28,965)	—
Total Other Income (Expense)	29,994	(2,176)	29,884	(2,863)

Net Income (Loss), before tax	16,701	(7,304)	4,171	(13,556)
Income tax (provision) benefit	(2,195)	—	(2,204)	87
Net Income (Loss)	$14,506	(7,304)	1,967	$(13,469)

Net (Loss) Income Attributable to Non-controlling Interest	(253)	19	(235)	9

Net Income (Loss) Attributable to Stockholders of Inpixon	$14,759	$(7,323)	2,202	$(13,478)

Net Income (Loss) Per Share - Basic	$0.13	$(0.32)	$0.02	$(0.97)
Net Income (Loss) Per Share - Diluted	$0.13	$(0.32)	$0.02	$(0.97)

Weighted Average Shares Outstanding
Basic	110,040,532	22,823,976	94,577,520	13,931,245
Diluted	110,041,378	22,823,976	94,591,619	13,931,245
The accompanying notes are an integral part of these financial statements

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	Unaudited
Net Income (Loss)	$14,506	$(7,304)	$1,967	$(13,469)
Unrealized foreign exchange (loss) gain from cumulative translation adjustments	$52	$318	$(619)	$(295)

Comprehensive Income (Loss)	$14,558	$(6,986)	$1,348	$(13,764)
The accompanying notes are an integral part of these financial statements

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020
(Unaudited)
(In thousands, except per share data)

	Series 4 Convertible Preferred Stock		Series 5 Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance - January 1, 2021	1	$—	126	$—	53,178,462	$53	$225,613	(1)	$(695)	$660	$(180,992)	$41	$44,680

Common shares issued for registered direct offering	—	—	—	—	15,800,000	16	74,058	—	—	—	—	—	74,074
Common shares issued for extinguishment of debt	—	—	—	—	893,921	1	1,499	—	—	—	—	—	1,500
Common shares issued for cashless stock options exercised	—	—	—	—	4,977	—	—	—	—	—	—	—	—
Common shares issued for net proceeds from warrants exercised	—	—	—	—	31,505,088	32	3,747	—	—	—	—	—	3,779
Stock options granted to employees and consultants for services	—	—	—	—	—	—	5,096	—	—	—	—	—	5,096
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	(671)	—	—	(671)
Net loss	—	—	—	—	—	—	—	—	—	—	(12,557)	18	(12,539)

Balance - March 31, 2021	1	$—	126	$—	101,382,448	$101	$310,013	(1)	$(695)	$(11)	$(193,549)	$59	$115,919

Stock options and restricted stock awards granted to employees for services	—	—	—	—	—	—	2,053	—	—	—	—	—	2,053
Common shares issued for Game Your Game acquisition	—	—	—	—	1,179,077	1	1,402	—	—	—	—	2,811	4,214
Common shares issued for Visualix acquisition	—	—	—	—	369,563	—	429	—	—	—	—	—	429
Common shares issued for the CXApp	—	—	—	—	8,849,538	9	9,991	—	—	—	—	—	10,000
Common shares for cashless stock options exercised	—	—	—	—	414	—	—	—	—	—	—	—	—
Common shares issued for restricted stock grants	—	—	—	—	4,672,988	5	(5)	—	—	—	—	—	—
Taxes paid on stock based compensation	—	—	—	—	—	—	(1,687)	—	—	—	—	—	(1,687)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	63	(141)	130	52
Net income (loss)	—	—	—	—	—	—	—	—	—	—	14,759	(253)	14,506

Balance - June 30, 2021	1	$—	126	$—	116,454,028	$116	$322,196	(1)	$(695)	$52	$(178,931)	$2,748	$145,486
The accompanying notes are an integral part of these financial statements

INPIXON AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020
(Unaudited)
(In thousands, except per share data)

	Series 4 Convertible Preferred Stock		Series 5 Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance - January 1, 2020	1	$—	126	$—	4,234,923	$4	$158,383	(1)	$(695)	$96	$(151,762)	$26	$6,052
Stock options granted to employees and consultants for services	—	—	—	—	—	—	399	—	—	—	—	—	399
Common Shares issued for net cash proceeds of a public offering	—	—	—	—	937,010	1	1,251	—	—	—	—	—	1,252
Common shares issued for extinguishment of debt	—	—	—	—	1,896,557	2	4,192	—	—	—	—	—	4,194
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	(613)	—	(1)	(614)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(6,158)	(10)	(6,168)

Balance - March 31, 2020	1	$—	126	$—	7,068,490	$7	$164,225	(1)	$(695)	$(517)	$(157,920)	$15	$5,115

Stock options granted to employees for services	—	—	—	—	—	—	286	—	—	—	—	—	286
Common and preferred shares issued for net cash proceeds from a public offering	—	—	—	—	29,033,036	29	40,490	—	—	—	—	—	40,519
Common shares issued for extinguishment of debt	—	—	—	—	3,889,990	4	4,588	—	—	—	—	—	4,592
Common shares issued for extinguishment of liability	—	—	—	—	183,486		200	—	—	—	—		200
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	318	—	—	318
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(7,322)	19	(7,303)

Balance - June 30, 2020	1	$—	126	$—	40,175,002	$40	$209,789	(1)	$(695)	$(199)	$(165,242)	$34	$43,727
The accompanying notes are an integral part of these financial statements

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Six Months Ended June 30,
	2021	2020
Cash Flows Used in Operating Activities	(Unaudited)

Net income (loss)	$1,967	$(13,469)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	625	384
Amortization of intangible assets	2,007	1,524
Amortization of right of use asset	370	356
Stock based compensation	7,149	685
Loss on exchange of debt for equity	30	132
Amortization of debt discount	224	1,909
Accrued interest income, related party	(1,627)	(32)
Unrealized gain on note	(490)	—
(Recovery) provision for valuation allowance for held for sale loan	(7,345)	835
Provision for valuation allowance for related party receivable	—	648
Gain on settlement of related party promissory note and loan related party receivable	(49,817)	—
Deferred income tax	(4,507)	(87)
Unrealized loss on equity securities	28,965	—
Other	57	21

Changes in operating assets and liabilities:
Accounts receivable and other receivables	532	(107)
Inventory	(555)	22
Prepaid expenses and other current assets	(319)	(905)
Other assets	203	(13)
Accounts payable	(331)	(1,539)
Accrued liabilities	2,494	(593)
Income tax liabilities	6,711	—
Deferred revenue	(238)	105
Operating lease obligation	(364)	(362)
Other liabilities	96	117

Net Cash Used in Operating Activities	(14,163)	(10,369)

Cash Flows Used in Investing Activities
Purchase of property and equipment	(149)	(39)
Purchases of capitalized software	(373)	(433)
Purchases of other short term investments	(2,000)	—
Purchases of treasury bills	(63,362)	—
Sales of treasury bills	28,000	—
Purchase of Systat licensing agreement	(900)	—
Acquisition of Game Your Game	184	—
Acquisition of CXApp	(15,186)	—
Acquisition of Visualix	(61)	—
Net Cash Used in Investing Activities	$(53,847)	(472)

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

Cash From Financing Activities
Net repayments to bank facility	—	(150)
Net proceeds from issuance of common stock and warrants	77,853	41,771
Taxes paid related to net share settlement of restricted stock units	(1,687)	—
Net proceeds from notes payable	—	1
Loans to related party	(117)	(1,035)
Repayments from related party	—	200
Net proceeds from promissory notes	—	5,000
Repayment of CXApp acquisition liability	(137)	—
Repayment of acquisition liability to Nanotron shareholders	(467)	—
Repayment of acquisition liability to Locality shareholders	(500)	(250)
Net Cash Provided By Financing Activities	74,945	45,537

Effect of Foreign Exchange Rate on Changes on Cash	(19)	(15)

Net Increase in Cash, Cash Equivalents and Restricted Cash	6,916	34,681

Cash, Cash Equivalents and Restricted Cash - Beginning of period	17,996	4,849

Cash, Cash Equivalents and Restricted Cash - End of period (Note 3)	$24,912	$39,530

Supplemental Disclosure of cash flow information:
Cash paid for:
Interest	$1	$2
Income Taxes	$—	$—

Non-cash investing and financing activities
Common shares issued for extinguishment of liability	$—	$200
Common shares issued for extinguishment of debt	$1,500	$8,786
Right of use asset obtained in exchange for lease liability	$—	$6
Settlement of Sysorex Note	$7,462	$—
Investment in equity securities	$58,905	$—
Common shares issued for CXApp acquisition	$10,000	$—
Common shares issued for Game Your Game acquisition	$1,403	$—
Common shares issued for Visualix asset acquisition	$429	$—
The accompanying notes are an integral part of these financial statements

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020
Note 1 - Organization and Nature of Business
Inpixon, and its wholly-owned subsidiaries, Inpixon Canada, Inc. (“Inpixon Canada”) and Jibestream, Inc. (“Jibestream”), which was amalgamated into Inpixon Canada on January 1, 2020, Inpixon Limited (“Inpixon UK”), Inpixon GmbH ("Inpixon Germany"), as well as Inpixon Germany's wholly-owned subsidiary, Nanotron GmbH ("Nanotron"), Design Reactor, Inc. ("CXApp"), and its majority-owned subsidiaries Inpixon India Limited (“Inpixon India”) and Game Your Game, Inc. ("Game Your Game"), as well as Game Your Game's wholly-owned subsidiary "Active Mind Technology Ltd. ("Active Mind Technology") (unless otherwise stated or the context otherwise requires, the terms “Inpixon” “we,” “us,” “our” and the “Company” refer collectively to Inpixon and the aforementioned subsidiaries), are an indoor intelligence company. Our business and government customers use our solutions to secure, digitize and optimize their indoor spaces with our positioning, mapping, RTLS (real time location systems) and analytics products. Our indoor intelligence platform uses sensor technology to detect accessible cellular, Wi-Fi, Bluetooth, ultra-wide band (“UWB”) and chirp signals emitted from devices within a venue providing positional information similar to what global positioning system (“GPS”) satellite systems provide for the outdoors. Combining this positional data with our dynamic and interactive mapping solution and a high-performance analytics engine, yields near real time insights to our customers providing them with visibility, security and business intelligence within their indoor spaces. Our highly configurable platform can also ingest data from our customers’ and other third-party sensors, Wi-Fi access points, Bluetooth beacons, video cameras, and big data sources, among others, to maximize indoor intelligence. The Company also offers digital tear-sheets with optional invoice integration, digital ad delivery, and an e-edition designed for reader engagement for the media, publishing and entertainment industry and a comprehensive set of data analytics and statistical visualization solutions with its SAVES product line catering to the needs of engineers and scientists. The Company is headquartered in Palo Alto, California, and has subsidiary offices in Coquitlam, Canada, New Westminster, Canada, Toronto, Canada, Slough, United Kingdom, Ratingen, Germany, Berlin, Germany, Bangalore, India and Hyderabad, India.
Change in Segment Reporting

During the second quarter of 2021, the Company changed the level of detail at which its Chief Executive Officer (“CEO”) acting as the Chief Operating Decision Maker, or “CODM”, regularly reviews and manages certain of its businesses, resulting in the bifurcation of its former one segment into three standalone reportable segments: Indoor Intelligence, Saves and Shoom. The Company now manages and reports its operating results through these three reportable segments. This change allows the Company to enhance its customer focus and better align its business models, resources, and cost structure to the specific current and future growth drivers of each business, while providing increased transparency to the Company’s shareholders. The historical segment information has been recast to conform to the current segment structure.
Liquidity

As of June 30, 2021, the Company has a working capital surplus of approximately $54.2 million, cash of approximately $24.9 million and short term investments of $45.3 million. For the three months ended June 30, 2021, the Company earned net income of approximately $14.5 million. For the six months ended June 30, 2021, the Company earned net income of approximately $2.0 million. The net income for each of these periods include a gain on the settlement of the Sysorex debt with the issuance of the Sysorex securities to the Company on April 14, 2021 offset by the unrealized loss on the related investment in equity securities as of June 30, 2021. See further details in Note 14, 22 and 24.
On each of January 24, 2021, February 12, 2021 and February 16, 2021 the Company entered into a Securities Purchase Agreement with an institutional investor, pursuant to which the Company sold an aggregate of 15,800,000 shares of its common stock, warrants to purchase up to 44,305,088 shares of common stock at exercise prices ranging from $1.55 to $2.01 and pre-funded warrants to purchase up to 28,505,088 shares of common stock at an exercise price of $0.001 per share at purchase prices ranging from $1.549 to $2.009 per share. The Company raised net proceeds of $77.9 million after deduction of sales commissions and other offering expenses. See further breakdown in Note 16 - Capital Raises.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020
Note 1 - Organization and Nature of Business (continued)
Risks and Uncertainties
The Company cannot assure you that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. In order to continue our operations, we have supplemented the revenues we earned with proceeds from the sale of our equity and debt securities and proceeds from loans and bank credit lines. Our business has been impacted by the COVID-19 pandemic and may continue to be impacted. While we have been able to continue operations remotely, we have and continue to experience supply chain constraints and delays in the receipt of certain components of our products impacting delivery times for our products. We have also seen some impact in the demand of certain products and delays in certain projects and customer orders either because they require onsite services which could not be performed while shelter in place orders were in effect and in some places continue to be, compliance with new rules and regulations resulting from the pandemic or because of the uncertainty of the customer’s financial position and ability to invest in our technology. Despite these challenges, we were able to realize growth in total revenue for the first and second quarters of 2021 and for the six months ended June 30, 2021 when compared to the same periods of 2020, as a result of the addition of new product lines including a full period of sales with the addition of the SAVES product lines following the second quarter of 2020, the addition of the RTLS product line in the fourth quarter of 2020, and the addition of the CXApp and Game Your Game product lines acquired during the second quarter of 2021. The total impact that COVID-19 will have on general economic conditions is continuously evolving and the impact it may continue to have on our results of operations continues to remain uncertain and there are no assurances that we will be able to continue to experience the same growth or not be materially adversely effected. A further discussion of the impact of the COVID-19 pandemic on our business is set forth below in Part II, Item 1A. Risk Factors. There are no assurances that we will be able to continue to experience the same growth or not be materially adversely affected.

Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”), which are the accounting principles that are generally accepted in the United States of America. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results for the full year ending December 31, 2021. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the years ended December 31, 2020 and 2019 included in the annual report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 31, 2021.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020
Note 3 - Summary of Significant Accounting Policies
The Company's complete accounting policies are described in Note 2 to the Company's audited consolidated financial statements and notes for the years ended December 31, 2020 and 2019.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each of the reporting periods. Actual results could differ from those estimates. The Company’s significant estimates consist of:
•the valuation of stock-based compensation;
•the valuation of the assets and liabilities acquired of Systat, Ten Degrees, Nanotron, Game Your Game, Visualix, and CXApp as described in Note 5, Note 6, Note 7, Note 8, Note 9 and Note 10, respectively, as well as the valuation of the Company’s common stock issued in the transactions;
•the allowance for doubtful accounts;
•the valuation of loans receivable;
•the valuation of equity securities;
•the valuation allowance for deferred tax assets; and
•impairment of long-lived assets and goodwill.

Restricted Cash
In connection with certain transactions, the Company may be required to deposit assets, including cash or investment shares, in escrow accounts. The assets held in escrow are subject to various contingencies that may exist with respect to such transactions. Upon resolution of those contingencies or the expiration of the escrow period, some or all the escrow amounts may be used and the balance released to the Company. As of June 30, 2021, there was no balance of restricted cash as all amounts related to the Shoom acquisition were released from escrow and paid to the Shoom pre-acquisition stockholders prior to that date.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the balance sheets that sum to the total of the same amounts show in the statement of cash flows.

	As of June 30,
(in thousands)	2021	2020
Cash and cash equivalents	$24,912	$39,458
Restricted cash	—	72
Total cash, cash equivalents, and restricted cash	$24,912	$39,530

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020
Note 3 - Summary of Significant Accounting Policies (continued)
Investments
Short-term investments
Investments with maturities greater than 90 days but less than one year are classified as short-term investments on the consolidated balance sheets and consist of US Treasury Bills. Accrued interest on US Treasury bills are also classified as short term investment.
Our short-term investments are considered available for use in current operations, are classified as available-for-sale securities. Available for sale securities are carried at fair value, with an unrealized gains and losses included in the Other income (expense) line of the Condensed Consolidated Statements of Operations. The Company recorded unrealized losses of approximately $64 thousand for the three months ended June 30, 2021 and an unrealized loss of approximately $62 thousand for the six months ended June 30, 2021. No unrealized gain or loss was recorded on available for sale securities for the three and six month ended June 30, 2020.
Investment in equity securities- fair value
Investment securities—fair value consist primarily of investments in equity securities and are carried at fair value in accordance with Accounting Standards Codification ("ASC") 321, Investments-Equity Securities (“ASC 321”). These securities are marked to market based on the respective publicly quoted market prices of the equity securities adjusted for liquidity. These securities transactions are recorded on a trade date basis. Any unrealized appreciation or depreciation on investment securities is reported in the Condensed Consolidated Statement of Operations within Unrealized Loss on Equity Securities. The Unrealized loss on equity securities for the three and six months ended June 30, 2021 was $29.0 million. There were no unrealized gains or losses on equity securities during the three and six months ended June 30, 2020.
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

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020
Note 3 - Summary of Significant Accounting Policies (continued)
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
Professional services are also contracted on the fixed fee and time and materials basis. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts including maintenance service provided by in house personnel, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the three and six months ended June 30, 2021 and 2020, the Company did not incur any such losses. These amounts are based on known and estimated factors.
License Revenue Recognition
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
The timing of the Company's revenue recognition related to the licensing revenue stream is dependent on whether the software licensing agreement entered into represents a good or service. Software that relies on an entity’s IP and is delivered only through a hosting arrangement, where the customer cannot take possession of the software, is a service. A software arrangement that is provided through an access code or key represents the transfer of a good. Licenses for on-premises software represents a good and provide the customer with a right to use the software as it exists when made available to the customer. Customers may purchase perpetual licenses or subscribe to licenses, which provide customers with the same functionality and differ mainly in the duration over which the customer benefits from the software. Revenue from distinct on-premises licenses is recognized upfront at the point in time when the software is made available to the customer.
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

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020
Note 3 - Summary of Significant Accounting Policies (continued)
Contract Balances
The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had deferred revenue of approximately $2,780,000 and $1,922,000 as of June 30, 2021 and December 31, 2020, respectively, related to cash received in advance for product maintenance services and professional services provided by the Company’s technical staff. The Company expects to satisfy its remaining performance obligations for these maintenance services and professional services, and recognize the deferred revenue and related contract costs over the next twelve months.
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
The Company incurred stock-based compensation charges of approximately $2.1 million and $0.3 million for the for the three months ended June 30, 2021 and 2020, respectively, and approximately $7.1 million and $0.7 million for the six months ended June 30, 2021 and 2020, respectively, which are included in general and administrative expenses. Stock-based compensation charges are related to employee compensation and related benefits.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020
Note 3 - Summary of Significant Accounting Policies (continued)
Net Income (Loss) Per Share
The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share ("ASC 260"). ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (i.e., the numerator) by the weighted average number of shares outstanding (i.e., the denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net Income (loss) Attributable to Stockholders of Inpixon	$14,759	$(7,323)	$2,202	$(13,478)

Basic: Weighted -average number of shares outstanding	110,040,532	22,823,976	94,577,520	13,931,245
Plus: Incremental shares from assumed conversion of options	—	—	382	—
Incremental shares from assumed conversion of warrants	—	—	12,871	—
Incremental shares from assumed conversion of convertible preferred stock	846	—	846	—
Diluted Weighted-average number of shares outstanding	110,041,378	22,823,976	94,591,619	13,931,245

Earnings (loss) per Share- Basic	$0.13	$(0.32)	$0.02	$(0.97)
Earnings (loss) per Share- Dilutive	$0.13	$(0.32)	$0.02	$(0.97)
The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net income (loss) per common share for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Options	6,847,877	5,662,946	1,659,366	5,662,946
Warrants	49,398,428	93,252	44,398,428	93,252
Convertible preferred stock	—	846	—	846
Total	56,246,305	5,757,044	46,057,794	5,757,044
Fair Value of Financial Instruments
Financial instruments consist of cash and cash equivalents, investments in equity securities, short-term investment, accounts receivable, notes receivable, accounts payable, and short-term debt. Company determines the estimated fair value of such financial instruments presented in these financial statements using available market information and appropriate methodologies. These financial instruments, except for short-term debt and investments in equity securities, are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature. Investments in equity securities are marked to market based on the respective publicly quoted market prices of the equity securities adjusted for liquidity, as necessary. Short-term debt approximates market value based on similar terms available to the Company in the market place.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020
Note 3 - Summary of Significant Accounting Policies (continued)
Recently Issued and Adopted Accounting Standards
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, "Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes" ("ASU 2019-12"), which is intended to simplify various aspects related to accounting for income taxes. ASU 209-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 became effective for the Company beginning January 1, 2021. The new guidance was effective upon issuance of this final accounting standards update. The Company has adopted this standard and the adoption did not have a material impact on its condensed consolidated financial statements or disclosures.
In October 2020, the FASB issued ASU 2020-10, "Codification Improvements" (ASU 2020-10"), which updates various codification topics by clarifying or improving disclosure requirements to align with the SEC's regulations. The effective date of the standard is for interim and annual reporting periods beginning after December 15, 2020 for public entities. The Company adopted ASU 2020-10 as of the reporting period beginning January 1, 2021. The new guidance was effective upon issuance of this final accounting standards update. The Company has adopted this standard and the adoption did not have a material impact on its condensed consolidated financial statements or disclosures.
In May 2021, the FASB issued ASU 2021-04, "Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity Classified Written Call Options'" ("ASU 2021-04"), which introduces a new way for companies to account for warrants either as stock compensation or derivatives. Under the new guidance, if the modification does not change the instrument's classification as equity, the company accounts for the modification as an exchange of the original instrument for a new instrument. In general, if the fair value of the "new" instrument is greater than the fair value of the "original" instrument, the excess is recognized based on the substance of the transaction, as if the issuer has paid cash. The effective date of the standard is for interim and annual reporting periods beginning after December 15, 2021 for all entities, and early adoption is permitted. The Company is currently evaluating the impact of the new guidance and does not expect the adoption of this guidance will have a material impact on its condensed consolidated financial statements and disclosures.
Subsequent Events
The Company evaluates events and/or transactions occurring after the balance sheet date and before the issue date of the condensed consolidated financial statements to determine if any of those events and/or transactions requires adjustment to or disclosure in the condensed consolidated financial statements.
Note 4 - Disaggregation of Revenue
Disaggregation of Revenue
The Company recognizes revenue when control is transferred of the promised products or services to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services. The Company derives revenue from software as a service, design and implementation services for its Indoor Intelligence systems, and professional services for work performed in conjunction with its systems recognition policy.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020
Note 4 - Disaggregation of Revenue (continued)
Revenues consisted of the following (in thousands):

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2021	2020	2021	2020
Recurring revenue
Hardware	$—	$—	$—	$—
Software	1,662	810	3,122	1,640
Professional services	—	29	35	61
Total recurring revenue	$1,662	$839	$3,157	$1,701

Non-recurring revenue
Hardware	$400	$1	$1,214	$119
Software	297	—	608	81
Professional services	1,094	236	1,428	979
Total non-recurring revenue	$1,791	$237	$3,250	$1,179

Total Revenue	$3,453	$1,076	$6,407	$2,880

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2021	2020	2021	2020
Revenue recognized at a point in time (1)
Indoor Intelligence	$400	$—	$1,214	$200
Saves	297	—	608	—
Shoom	—	—	—	—
Total	$697	$—	$1,822	$200

Revenue recognized over time (2) (3)
Indoor Intelligence	$1,869	$574	$2,672	$1,663
Saves	386	—	907	—
Shoom	501	502	1,006	1,017
Total	$2,756	$1,076	$4,585	$2,680

Total Revenue	$3,453	$1,076	$6,407	$2,880
(1) Hardware and Software's performance obligation is satisfied at a point in time where when they are shipped to the customer.
(2) Professional services are also contracted on the fixed fee and time and materials basis. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date, in which revenue is recognized over time.
(3) Software As A Service Revenue's performance obligation is satisfied evenly over the service period using a time-based measure because the Company is providing continuous access to its service and service is recognized overtime.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020
Note 5 - Systat Licensing Agreement
On June 19, 2020, the Company entered into an exclusive license with Cranes Software International Ltd. and Systat Software, Inc. (together the “Systat Parties”) to use, market, distribute, and develop the SYSTAT and SigmaPlot software suite of products (the “License Grant”) pursuant to the terms and conditions of that certain Exclusive Software License and Distribution Agreement, deemed effective as of June 1, 2020 (the “Effective Date”), and amended on June 30, 2020 (as amended, the “License Agreement”). In accordance with Rule 11-01(d) and ASC 805 - Business Combinations ("ASC 805"), the transaction was deemed to be the acquisition of a business and accounted for as a business combination with an acquisition date of June 30, 2020 (the “Closing Date”). In accordance with the terms of the License Agreement, on the Closing Date, we partitioned a portion of that certain promissory note (the “Sysorex Note”) issued to us by Sysorex, Inc. (“Sysorex”), into a new note in an amount equal to $3.0 million in principal plus accrued interest (the “Closing Note”) and assigned the Closing Note and all rights and obligations thereunder to Systat Software, Inc. in accordance with the terms and conditions of that certain Promissory Note Assignment and Assumption Agreement. An additional $3.3 million of the principal balance underlying the Sysorex Note was partitioned and assigned to Systat Software, Inc. as consideration payable for the rights granted under the license as follows: (i) $1.3 million on the three month anniversary of the Closing Date; (ii) $1.0 million on the six month anniversary of the Closing Date; and (iii) $1.0 million on March 19, 2021. In addition, the cash consideration of $2.2 million was delivered on July 8, 2020.
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
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

Note 5 - Systat Licensing Agreement (continued)

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
On February 22, 2021, the Company entered into a Second Amendment to the License Agreement to allow for the exercise of the purchase option in whole or in part anytime during the Purchase Option Period and to provide for cash consideration in lieu of an assignment of the Note at its option. In addition, the Company exercised its option to purchase a portion of the underlying assets, including certain software, trademarks, solutions, domain names and websites from Systat in exchange for consideration in an amount equal to $900,000.
The Second Amendment was accounted for as a business combination in accordance with ASC 805 Business Combinations. The value of the intangibles and goodwill were calculated by a third party valuation firm based on projections and financial data provided by management of the Company. A final valuation of the assets and purchase price allocation has not been completed as of the end of this reporting period as the third party valuation as not been finalized. Consequently, the purchase price was preliminarily allocated based on the Company's best estimates at the time of this filing. These amounts are subject of revision upon completion of the valuation.
The preliminary purchase price is allocated as follows (in thousands):

Fair Value Allocation
Intangible assets:
Trademarks	$296
Webstores & Websites	404
Goodwill	200
Total net assets acquired	$900
Proforma information has not been presented as it has been deemed immaterial.

Note 6 - Ten Degrees Acquisition
On August 19, 2020, in accordance with the terms and conditions of that certain Asset Purchase Agreement ("APA"), by and among the Company, Ten Degrees Inc. (“TDI”), Ten Degrees International Limited (“TDIL”), mCube International Limited (“MCI”), and the holder of a majority of the outstanding capital of TDIL and mCube, Inc., and the sole shareholder of 100% of the outstanding capital stock of MCI (“mCube,” together with TDI, TDIL, and MCI collectively, the “Transferors”), the Company acquired a suite of on-device “blue-dot” indoor location and motion technologies, including patents, trademarks, software and related intellectual property from the Transferors (collectively, the “TDI Assets”). In accordance with Rule 11-01(d) and ASC 805 Business Combinations , the transaction was deemed to be the acquisition of a group of assets, and not to be accounted for as a business combination, with an asset acquisition date of August 19, 2020. The TDI Assets were acquired for consideration consisting of (i) $1.5 million in cash and (ii) 480,000 shares of the Company's common stock. In accordance with the terms of the APA, commencing as of the date of the APA, the Transferors, and their affiliates, have agreed to not compete with our business associated with the TDI Assets for a period of five years from the closing date. In addition, each party agreed to not solicit any employees from the other party for a period of one year from the closing date, subject to certain exceptions.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020
Note 6 - Ten Degrees Acquisition (continued)
The total recorded purchase price for the transaction was $2.1 million, which consisted of the cash paid of $1.5 million and $600,000 representing the value of the stock issued upon closing.
The preliminary purchase price is allocated as follows (in thousands):

Fair Value Allocation
Assets Acquired:
Developed technology	$1,701
Non-compete agreements	399

Total Purchase Price	$2,100
The value of the intangibles were calculated by a third party valuation firm based on projections and financial data provided by management of the Company. The developed technology and non-compete agreements acquired are included in the consolidated balance of intangible assets as of June 30, 2021. There was no goodwill acquired or recognized as a result of the acquisition of Ten Degrees.

Note 7 – Nanotron Acquisition
On October 6, 2020, the Company, through its wholly-owned subsidiary, Inpixon Germany, a limited liability company incorporated under the laws of Germany (the "Purchaser" and together with Inpixon, the "Company"), completed the acquisition of all the outstanding capital stock of Nanotron, a limited liability company incorporated under the laws of Germany, pursuant to the terms and conditions of that certain Share Sale and Purchase Agreement (the "Purchase Agreement"), dated as of October 5, 2020, among the Company, Nanotron and Sensera Limited (the "Seller", and the owner of all outstanding shares of Nanotron), a stock corporation incorporated under the laws of Australia and the sole shareholder of Nanotron. As a result of the acquisition, the Company now owns 100% of Nanotron. Nanotron’s business consists of developing and manufacturing location-aware IoT systems and solutions.
The total paid to Sensera Limited was an aggregate purchase price of $8.7 million in cash (less the Holdback Funds (as defined below) and certain other closing adjustments) for the outstanding shares of Nanotron. The price was subject to certain post-Closing adjustments based on actual working capital as of the closing as described in the Purchase Agreement. Inpixon retained $750,000 (the “Holdback Funds”) from the Purchase Price (the "Purchase Price") to secure Sensera Limited's obligations under the Purchase Agreement, with any unused portion of the Holdback Funds to be released to the Seller on the date that is 18 months after the Closing Date. As discussed above, the certain adjustments to the Purchase Price are adjustments for severance payments and calculations of net working capital (as described in the Purchase Agreement) versus the working capital target (as described in the Purchase Agreement) (calculation defined as “Net Working Capital Adjustment”). The adjustment for severance payments includes a $214,000 reduction in purchase price for severance payments due after the closing date offset by a return credit of $50,000 for severance payments owed by Sensera Limited. As for Net Working Capital Adjustment, Net Working Capital was determined to be less than the Working Capital Target by an amount of $30,000, resulting in a reduction in the purchase price of $30,000. Inpixon Germany paid the purchase price from funds received in connection with a capital contribution from Inpixon, and a portion of the purchase price was used by the Seller to satisfy outstanding loans payable to obtain the release of certain existing security interests on Nanotron’s assets.
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

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

Note 7 – Nanotron Acquisition (continued)

The preliminary purchase price is allocated as follows (in thousands):

Fair Value Allocation
Assets acquired:
Cash and cash equivalents	301
Trade and other receivables	576
Inventory	827
Prepaid expenses and other current assets	103
Operating lease right-of-use asset	557
Property, plant, and equipment	433
Tradename	51
Proprietary Technology	1,213
Customer Relationships	1,055
Non-compete Agreements	610
In-Process R&D	505
IP Agreement	178
Goodwill	3,501
Total assets acquired	$9,910

Liabilities assumed:
Accounts payable	526
Lease liabilities	557
Restructuring Costs	214
Accrued Liabilities	361
Total liabilities assumed	1,658
Total Purchase Price	$8,252
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

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020
Note 8 – Game Your Game Acquisition

On April 9, 2021, the Company acquired Game Your Game, and its wholly owned subsidiary Active Mind to further the Company's strategy to reach the end customer with apps in the growing sports analytics space. In exchange for a purchase price of $3,070,035 the Company acquired 522,000 shares of the Company's common stock from Game Your Game, which represent 52.2% of the outstanding shares of Common Stock of Game Your Game on a fully diluted basis. The goodwill of $285,867 arising from the Acquisition consists of an acquired workforce, as well as synergies and economies of scale expected from combined operations of Inpixon and Game Your Game.

The following table represents the preliminary purchase price (in thousands).

Cash	$1,667
Stock (1,179,077 number of common stock shares)	1,403
Total Purchase Price	$3,070

The acquisition is being accounted for as a business combination in accordance with ASC 805 Business Combinations. The Company has determined preliminary fair values of the assets acquired and liabilities assumed in the acquisition. These values are subject to change as we perform additional reviews of our assumptions utilized.

In connection with the Acquisition, the Company recorded a non-controlling interest for the 48.8% ownership from unrelated third parties. The non-controlling interest was recorded at fair value on the closing date of the Acquisition. Future net income (loss) attributable to the non-controlling interest will be allocated based on its respective ownership.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020
Note 8 – Game Your Game Acquisition (continued)
The Company has made an allocation of the purchase price of the acquisition to the assets acquired and the liabilities assumed as of the purchase date.

The following table summarizes the preliminary purchase price allocations relating to the Acquisition (in thousands):

Fair Value Allocation
Assets acquired:
Cash and cash equivalents	$1,851
Accounts receivable	36
Inventory	144
Other current assets	37
Property and equipment	105
Other assets	3
Tradename	689
Proprietary technology	3,190
Customer relationship	933
Goodwill	286
Total assets acquired	$7,274

Liabilities assumed:
Accounts payable	$957
Accrued expenses and other liabilities	436
Total liabilities assumed	1,393
Estimated fair value of net assets acquired:	5,881
Less: Non Controlling Interest	(2,811)
Estimated fair value of net assets acquired attributable to the Company	$3,070
The value of the intangibles and goodwill were calculated by a third party valuation firm based on projections and financial data provided by management of the Company. The goodwill represents the excess fair value after the allocation to the intangibles. The calculated goodwill is not tax deductible for tax purposes.
Total acquisition-related costs for the Acquisition incurred during the period ended June 30, 2021 ended was $304,211 and is included in acquisition-related costs in the Purchaser’s Statements of Operations. The below table details the acquisition-related costs for the Acquisition (in thousands):

Professional fees	$154
Consulting fees	150
Total acquisition costs	$304

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

Note 9 – Visualix Acquisition

On April 23, 2021 (the “Closing Date”), the Company entered a certain asset purchase agreement by and among the Company, Visualix GmbH i.L. (the “Visualix”), Darius Vahdat-Pajouh and Michal Bucko (each, a “Founder,” and collectively, the “Founders”), and Future Energy Ventures Management GmbH (“FEVM”).

Prior to the Closing Date, Visualix owned and operated certain computer vision, robust localization, large-scale navigation, mapping, and 3D reconstruction technologies (collectively, the “Underlying Technology”). In accordance with the terms of the asset purchase agreement, the Company purchased from Visualix the entirety of its assets consisting primarily of intellectual property including the underlying technology. Additionally, the Company purchased certain patent applications related to the underlying technology from FEVM.

In consideration of the transactions (the “Consideration”) contemplated by the Asset Purchase Agreement, the Company:
1.remitted a cash payment in the amount of Fifty Thousand Euros (EUR 50,000) to Visualix
2.issued 316,768 shares of Common Stock to Visualix; and
3.issued 52,795 to shares of Common Stock to FEVM.

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

The following table represents the purchase price (in thousands).

Cash	$61
Stock (316,768 number of common stock shares)	429
Total Purchase Price	$490

Assets Acquired (in thousands):

Developed Technology	$429
Non-compete Agreements	61
Total Purchase Price	$490

Note 10 – CXApp Acquisition

On April 30, 2021, the Company acquired Design Reactor, Inc. (“CXApp”). In exchange for the aggregate purchase price of $32,500,000, the Company acquired all of the outstanding capital of the CXApp, incorporated in the State of California. The price was subject to certain post-closing adjustments based on actual working capital as of the closing as described in the stock purchase agreement. The goodwill of $17,165,938 arising from the Acquisition consists of an acquired workforce, as well as synergies and economies of scale expected from combined operations of Inpixon and the CXApp.

The following table represents the preliminary purchase price (in thousands).

Cash	$22,500
Stock (8,849,538 number of common stock shares)	10,000
Total Purchase Price	$32,500

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

Note 10 – CXApp Acquisition (continued)

In relation to the cash payment, Inpixon retained $4,875,000 of Holdback Funds from the Purchase Price to secure the Seller's obligations under the stock purchase agreement, with any unused portion of the Holdback Funds to be released to the Seller on the date that is 18 months after the Closing Date. In addition, to the Holdback Funds, the Company is to pay various costs to third parties on the Seller's behalf. These costs consisted of Seller transaction expenses, option payouts, bonus payouts, and miscellaneous accrued expenses. The Company retained cash for these future payments and recorded these future payments in Acquisition Liability on the closing date of the Acquisition. The following represents the amounts that were recorded to Acquisition Liability (in thousands):

Acquisition Liability
Current
Option payout	$296
Bonus payout	34
Seller transaction expenses	72
Miscellaneous accrued expenses	174
Total current	$576

Noncurrent
Option payout	$493
Bonus payout	57
Holdback funds	4,875
Total noncurrent	5,425
6,001
Less Payments made as of June 30, 2021	(136)
Total acquisition liability	$5,865

In connection with the Acquisition, the Company is to pay an additional amount up to $12,500,000 in contingent earnout payments subject to CXApp meeting certain revenue targets on the one year anniversary of the Acquisition date. (the "Earnout Payment"). The Earnout Payment is payable to select sellers of CXApp. The Earnout Payment is subject to and conditioned upon each individual select seller's continued active employment or service with the Company at the time of the earnout payment date. The Earnout Payment is treated as post-combination compensation expense. The Company recorded $2,058,536 of this expense for the three and six months ended June 30, 2021 which is included in the General and Administrative costs of the condensed consolidated statements of operations.

The Acquisition is being accounted for as a business combination in accordance with ASC 805 Business Combinations. The Company has determined preliminary fair values of the assets acquired and liabilities assumed in the Acquisition. These values are subject to change as we perform additional reviews of our assumptions utilized.

The Company has made a provisional allocation of the purchase price of the Acquisition to the assets acquired and the liabilities assumed as of the purchase date. The following table summarizes the preliminary purchase price allocations relating to the Acquisition (in thousands):

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

Note 10 – CXApp Acquisition (continued)

Fair Value Allocation
Assets acquired:
Cash and cash equivalents	1,312
Trade and other receivables	1,626
Prepaid expenses and other current assets	68
Property, plant, and equipment	6
Tradename	2,170
Proprietary technology	8,740
Customer relationships	4,680
Non-compete agreements	2,690
Goodwill	17,166
Total assets acquired	38,458

Liabilities assumed:
Accounts payable	203
Deferred revenue	1,106
Accrued expenses and other liabilities	116
Deferred tax liability	4,505
Other tax liability, noncurrent	28
Total liabilities assumed	5,958
Estimated fair value of net assets acquired:	32,500
The value of the intangibles and goodwill were calculated by a third party valuation firm based on projections and financial data provided by management of the Company. The goodwill represents the excess fair value after the allocation to the intangibles. The calculated goodwill is not tax deductible for tax purposes.
Total acquisition-related costs for the Acquisition incurred during the period ended June 30, 2021 ended was $474,928 and is included in acquisition-related costs in the Company’s Statements of Operations. The below table details the acquisition-related costs for the Acquisition (in thousands):

Accounting fees	$115
Legal fees	360
Total acquisition costs	$475

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020
Note 11 - Proforma Financial Information
Nanotron Proforma and CXApp Proforma Financial Information
The following unaudited proforma financial information presents the consolidated results of operations of the Company and Nanotron for the three and six months ended June 30, 2020, as if the acquisition had occurred as of the beginning of the first period presented instead of on October 6, 2020. The proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.
The following unaudited proforma financial information presents the consolidated results of operations of the Company and the CXApp for the three and six months ended June 30, 2021, as if the acquisition had occurred as of the beginning of the first period presented instead of on April 30, 2021. The proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.
The proforma financial information for Ten Degrees, Game Your Game and Visualix have not been presented as it is deemed immaterial.
The proforma financial information for the Company, Nanotron, and CXApp is as follows (in thousands). Nanotron is not included in 2021 proforma information as the acquisition occurred on October 6, 2020:

	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020
Revenues	$2,949	$6,758
Net income (loss) attributable to common stockholders	$(8,939)	$(16,319)
Net income (loss) per basic and diluted common share	$(0.28)	$(0.72)
Weighted average common shares outstanding:
Basic and Diluted	31,673,534	22,780,803

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Revenues	$3,828	$8,257
Net income (loss) attributable to common stockholders	$14,875	$1,794
Net income (loss) per basic common share	$0.13	$0.02
Net income (loss) per diluted common share	$0.13	$0.02
Weighted average common shares outstanding:
Basic	112,957,969	100,444,630
Diluted	112,958,815	100,458,729

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020
Note 12- Goodwill and Intangibles

Goodwill:

The following table summarizes the changes in the carrying amount of Goodwill for the six months ended June 30, 2021 (in thousands):

	Balance as of December 31, 2020	Goodwill additions through acquisitions	Valuation Measurement Period Adjustments	Exchange rate fluctuations as of June 30, 2021	Balance as of June 30, 2021
Systat	$520	$175	$—	$—	$695
GTX	2	—	—	—	2
Nanotron	3,931	—	(255)	(126)	3,549
Locality	672	—	—	17	689
Jibestream	1,463	—	—	39	1,502
CXApp	—	17,166	—	—	17,166
Game Your Game	—	286	—	—	286
Total	$6,588	$17,627	$(255)	(70)	$23,890

Intangibles assets at June 30, 2021 and December 31, 2021 consisted of the following (in thousands):

	Gross Carrying Amount		Accumulated Amortization Amount		Remaining Weighted Average Useful Life
	June 30,	December 31,	June 30,	December 31,
	2021	2020	2021	2020
IP Agreement	$180	$186	$(34)	$(12)	0.01
Trade Name/Trademarks	$4,266	$1,112	$(1,071)	$(854)	0.38
Webstores & Websites	$404	$—	$(56)	$—	0.02
Customer Relationships	$11,238	$5,590	$(3,375)	$(2,972)	1.34
Developed Technology	$38,630	$26,216	$(17,484)	$(16,646)	2.35
Non-compete Agreements	$5,227	$2,485	$(1,395)	$(902)	0.3
Export License	$14	$—	$(14)	$—	0
Totals	$59,959	$35,589	$(23,429)	$(21,386)

Amortization Expense:

Amortization expense for the three months ended June 30, 2021 and 2020 was approximately $1.4 million and $0.5 million, respectively, and approximately $2.0 million and $1.5 million for the six months ended June 30, 2021 and 2020, respectively.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

Note 12- Goodwill and Intangibles (continued)

Future amortization expense on intangibles assets is anticipated to be as follows (in thousands):

Amount
December 31, 2021 (for 6 months)	3,110
December 31, 2022	6,166
December 31, 2023	5,955
December 31, 2024	4,990
December 31, 2025 and thereafter	16,309
$36,530
Note 13 - Inventory
Inventory as of June 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	As of June 30, 2021	As of December 31, 2020
Raw materials	$532	$210
Work-in-process	132	138
Finished goods	1,393	1,033
Subtotal inventory	2,057	1,381
Inventory obsolescence reserve	(138)	(138)
Total Inventory	$1,919	$1,243

Note 14 - Investments in Equity Securities

Investment securities—fair value consist of investments in the Company’s investment in shares and rights of equity securities. The composition of the Company’s investment securities—fair value was as follows (in thousands):

	As of June 30, 2021
	Cost	Fair Value
Investments in equity securities- fair value
Equity shares	$47,841	$24,316
Equity rights	11,064	5,624
Total investments in equity securities- fair value	$58,905	$29,940

For the three and six month period ended June 30, 2021, the Company recognized a net unrealized loss on equity securities of $29.0 million in the other income/expense section of the condensed consolidated statements of operations.

There were no realized gains and losses on equity securities for the three and six month periods ended June 30, 2020.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

Note 15 - Debt
Debt as of June 30, 2021 and December 31, 2020 consisted of the following (in thousands):

Short-Term Debt	Maturity	Principal	June 30, 2021	December 31, 2020
March 2020 10% Note	3/18/2022	$4,251	$4,251	5,655
Unamortized Debt discount		—	—	(254)
Total Short-Term Debt			$4,251	$5,401

Notes Payable

March 2020 10% Note Purchase Agreement and Promissory Note

On March 18, 2020, the Company entered into a note purchase agreement with Iliad Research and Trading, L.P. ("Iliad"), pursuant to which the Company agreed to issue and sell to the holder an unsecured promissory note (the “March 2020 10% Note”) in an aggregate initial principal amount of $6,465,000, which is payable on or before the date that is 12 months from the issuance date. The initial principal amount includes an original issue discount of $1,450,000 and $15,000 that the Company agreed to pay to the holder to cover the holder’s legal fees, accounting costs, due diligence, monitoring and other transaction costs.

In exchange for the March 2020 10% Note, the holder paid an aggregate purchase price of $5,000,000. Interest on the March 2020 10% Note accrues at a rate of 10% per annum and is payable on the maturity date or otherwise in accordance with the March 2020 10% Note. The Company may pay all or any portion of the amount owed earlier than it is due; provided, that in the event the Company elects to prepay all or any portion of the outstanding balance, it shall pay to the holder 115% of the portion of the outstanding balance the Company elects to prepay.

Beginning on the date that is 6 months from the issuance date and at the intervals indicated below until the March 2020 10% Note is paid in full, the holder shall have the right to redeem up to an aggregate of 1/3 of the initial principal balance of the March 2020 10% Note each month by providing written notice delivered to the Company; provided, however, that if the holder does not exercise any monthly redemption amount in its corresponding month then such monthly redemption amount shall be available for the holder to redeem in any future month in addition to such future month’s monthly redemption amount.

Upon receipt of any monthly redemption notice, the Company shall pay the applicable monthly redemption amount in cash to the holder within five business days of the Company’s receipt of such Monthly Redemption Notice. The March 2020 10% Note includes customary event of default provisions, subject to certain cure periods, and provides for a default interest rate of 22%. Upon the occurrence of an event of default (except a default due to the occurrence of bankruptcy or insolvency proceedings, the holder may, by written notice, declare all unpaid principal, plus all accrued interest and other amounts due under the March 2020 10% Note to be immediately due and payable. Upon the occurrence of a bankruptcy-related event of default, without notice, all unpaid principal, plus all accrued interest and other amounts due under the March 2020 10% Note will become immediately due and payable at the mandatory default amount. On September 17, 2020, the Company amended the one time monitoring fee applicable in the event the note was outstanding on the date that was 6 months from the issuance date, from (10%) to 5% which was added to the March 2020 10% Note balance. On March 17, 2021, the Company extended the maturity date of the March 2020 10% Note from March 18, 2021 to March 18, 2022.

On February 11, 2021, the Company entered into an exchange agreement with Iliad, pursuant to which the Company and Iliad agreed to: (i) partition a new promissory note in the form of the March 2020 10% Note equal to $1.5 million and then cause the outstanding balance of the March 2020 10% Note to be reduced by $1.5 million; and (ii) exchange the partitioned note for the delivery of 893,921 shares of the Company’s Common Stock, at an effective price per share equal to $1.678. The Company analyzed the exchange of the principal under the March 2020 10% Note as an extinguishment and compared the net carrying value of the debt being extinguished to the reacquisition price (shares of common stock being issued) and recorded approximately a $30,000 loss on the exchange of debt for equity as a separate item in the other income/expense section of the condensed consolidated statements of operations for the six months ended June 30, 2021.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020
Note 16 - Capital Raises
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
On February 16, 2021, the Company entered into a Securities Purchase Agreement with an institutional investor, pursuant to which the Company sold in a registered direct offering, 3,000,000 shares of its common stock, and warrants to purchase up to 9,950,250 shares of common stock at an exercise price of $2.01 per share (the “Second February 2021 Purchase Warrants”) for a combined purchase price of $2.01 per share and pre-funded warrants to purchase up to 6,950,250 shares of common stock ("Second February 2021 Pre-funded Warrants") at an exercise price of $0.001 per share, at a purchase price of $2.009 per share for net proceeds of $18.5 million after deducting placement agent commissions and offering expenses. Each Second February 2021 Purchase Warrant and Second February 2021 Pre-funded Warrant is exercisable for one share of common stock, is immediately exercisable and will expire five years from the issuance date. The Second February 2021 Pre-funded warrants were exercised in full as of March 1, 2021.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020
Note 17 - Common Stock
During the three months ended March 31, 2021, the Company issued 893,921 shares of common stock under exchange agreements to settle outstanding balances totaling approximately $1,499,106 under partitioned notes. (See Note 15 ).
During the three months ended March 31, 2021, the Company issued 15,800,000 shares of common stock in connection with registered direct offerings at per share prices between $1.55 and $2.01, resulting in net proceeds to the Company of approximately $74.06 million after subtracting sales commissions and other offering expenses (See Note 16 ).
During the three months ended March 31, 2021, the Company issued 4,977 shares of common stock issued for cashless stock options exercised.
During the three months ended March 31, 2021, the Company issued 31,505,088 shares of common stock in connection with the exchange of Pre-Funded Warrants (as defined in Note 19) offered under the Securities Purchase Agreement, resulting in net proceeds of $3,747,000. See Note 10 and Note 13 for further details.
During the three months ended June 30, 2021, the Company issued 1,179,077 shares of common stock in connection with the Game Your Game acquisition with a fair value of approximately $1,401,924. (See Note 8).
During the three months ended June 30, 2021, the Company issued 369,563 shares of common stock in connection with the Visualix asset purchase with a fair value of approximately $428,323. (See Note 9)
During the three months ended June 30, 2021, the Company issued 8,849,538 shares of common stock in connection with the CXApp acquisition with a fair value of approximately $9,991,150. (See Note 10).
During the three months ended June 30, 2021, the Company issued 4,672,988 shares of common stock net of 921,838 shares withheld for employee taxes for restricted stock granted in February 2021 at a par value of $0.001 per share.
During the three months ended June 30, 2021, the Company issued 414 shares of common stock for cashless stock options exercised.
Note 18 - Stock Award Plans and Stock-Based Compensation
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
The aggregate number of shares that may be awarded under the 2011 Plan as of June 30, 2021 is 5,317,853 and awarded under the 2018 Plan as of June 30, 2021 is 17,230,073. As of June 30, 2021, 11,520,865 of stock options and restricted stock were granted to employees, directors and consultants of the Company (including 1 share outside of our plan) and 11,027,062 options were available for future grant under the Option Plans.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020
Note 18 - Stock Award Plans and Stock-Based Compensation (continued)
Employee Stock Options
During the six months ended June 30, 2021, the Company granted options under the 2018 Plan for the purchase of 1,605,000 shares of common stock to employees and consultants of the Company. These options are 100% vested or vest pro-rata over 12, 24 or 36 months, have a life of ten months and an exercise price of $1.83 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the awards was determined to be approximately $1.0 million. The fair value of the common stock as of the grant date was determined to be $1.83 per share.
On February 5, 2021, the Company issued 4,977 shares of common stock in connection with the cashless exercise of 14,583 employee stock options.
On June 10, 2021, the Company issued 414 shares of common stock in connection with the cashless exercise of 6,111 employee stock options.
During the six months ended June 30, 2021 and 2020, the Company recorded a charge of $0.8 million and $0.7 million, respectively, for the amortization of employee stock options.
As of June 30, 2021, the intrinsic value of of the plan and non-plan stock options was approximately $0.4 million and the fair value of non-vested stock options totaled approximately $1.7 million, which will be amortized to expense over the weighted average remaining term of 0.85 years.
See below for a summary of the stock options granted under the 2011 and 2018 plans:

	2011 Plan	2018 Plan	Non Plan	Total
Beginning balance as of January 1, 2021	89	5,449,967	1	5,450,057
Granted		1,605,000		1,605,000
Exercised		(14,583)		(14,583)
Expired	(5)	(43,070)		(43,075)
Forfeited		(149,522)		(149,522)
Ending balance as of June 30, 2021	84	6,847,792	1	6,847,877
There were no stock options granted from April 1, 2021 to June 30, 2021.
The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. Key weighted-average assumptions used to apply this pricing model during six months ended June 30, 2021 were as follows:

For the Six Months Ended June 30, 2021
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

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020
Note 18 - Stock Award Plans and Stock-Based Compensation (continued)
Restricted Stock Awards
On February 19, 2021, the Company granted 5,250,000 restricted stock awards to employees of the Company. These stock awards vest either 25% on the Grant Date and 25% on each one year anniversary of Grant Date or 50% on Grant Date and 50% on the one year anniversary. 921,838 of the restricted stock awards were forfeited to the Company to pay the employee portion of the required payroll taxes.
On April 23, 2021, the Company granted 344,826 restricted stock awards to employees of the Company. These stock awards either vest 50% at the 6 months anniversary and 50% on the one year anniversary or over 2 years pro rata every 6 months.
During the six months ended June 30, 2021 the Company recorded a charge of $6.3 million for the amortization of vested restricted stock awards.
The Company determined the fair value of these grants based on the closing price of the Company’s common stock on the respective grant dates. The compensation expense is being amortized over the respective vesting periods.
Note 19 - Warrants
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
During the six months ended June 30, 2021, the Company issued 13,554,838 shares of common stock in connection with the exercise of 13,554,838 Pre-Funded Warrants at $0.001 per share in connection with the January 24, 2021 Securities Purchase Agreement.
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
During the six months ended ended June 30, 2021, the Company issued 8,000,000 shares of common stock in connection with the exercise of 8,000,000 Pre-Funded Warrants at $0.001 per share in connection with the February 12, 2021 Securities Purchase Agreement.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020
Note 19 - Warrants (continued)
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
During the six months ended June 30, 2021, the Company issued 6,950,250 shares of common stock in connection with the exercise of 6,950,250 pre-funded warrants at $0.001 per share in connection with the February 16, 2021 Securities Purchase Agreement.

Note 20- Income Taxes
There is an income tax expense of approximately $2.2 million for the three months ended June 30, 2021. The income tax expense relates primarily to Inpixon and the gain on related party loan held for sale, which is offset by the release of valuation allowance attributable to acquired intangible assets from CXApp. The Company’s effective tax rate varies from the statutory rate as a result of state taxes and release of valuation allowance.
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
The Company maintains cash deposits with financial institutions, which, from time to time, may exceed federally insured limits. Cash is also maintained at foreign financial institutions for its Canadian subsidiary, UK subsidiary, German subsidiaries and its majority-owned India subsidiary. Cash in foreign financial institutions as of June 30, 2021 and December 31, 2020 was immaterial. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash.
The following table sets forth the percentages of revenue derived by the Company from those customers, which accounted for at least 10% of revenues during the six months ended June 30, 2021 and 2020 (in thousands):

	For the Three Months Ended June 30, 2021		For the Three Months Ended June 30, 2020
	$	%	$	%
Customer A	—	—%
Customer B	316	9%	305	28%

	For the Six Months Ended June 30, 2021		For the Six Months Ended June 30, 2020
	$	%	$	%
Customer A	—	—%	500	17%
Customer B	630	10%	611	21%

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020
Note 21 - Credit Risk and Concentrations (continued)
As of June 30, 2021, there were no customers that exceeded 10% of total accounts receivable.
As of June 30, 2021, two vendors represented approximately 23% of total gross accounts payable. Purchases from these vendors during the six months ended June 30, 2021 was $408,470.
For the six months ended June 30, 2021 three vendors represented approximately 23%, 16%, and 12% of total purchases. For the six months ended June 30, 2020, five vendors represented approximately 30%, 18%, 15%, 14%, and 13% of total purchases.
Revenue Segments
The Company’s operations consist of three reportable segments based on similar economic characteristics, the nature of products and production processes, end-use markets, channels of distribution, and regulatory environments: Indoor Intelligence, Saves, and Shoom.
During the second quarter of 2021, the Company changed the level of detail at which its Chief Executive Officer (“CEO”) acting as the Chief Operating Decision Maker, or “CODM”) regularly reviews and manages certain of its businesses, resulting in the bifurcation of its former one segment into three standalone reportable segments: Indoor Intelligence, Saves, and Shoom. The Company now manages and reports its operating results through these three reportable segments. This change allows the Company to enhance its customer focus and better align its business models, resources, and cost structure to the specific current and future growth drivers of each business, while providing increased transparency to the Company’s shareholders. The historical segment information has been recast to conform to the current segment structure.
Gross profit is the primary measure of segment profitability used by the Company’s CODM.
Revenues and gross profit segments consisted of the following (in thousands):

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2021	2020	2021	2020
Revenue by Segment
Indoor Intelligence	$2,269	$574	$3,886	$1,863
Saves	683	—	1,515	—
Shoom	501	502	1,006	1,017
Total segment revenue	3,453	1,076	6,407	2,880

Gross profit by Segment
Indoor Intelligence	1,662	346	2,676	1,221
Saves	466	—	1,099	—
Shoom	429	425	852	845
Gross profit by Segment	2,557	771	4,627	2,066
The reporting package provided to the Company's CODM does not include the measure of assets by segment as that information isn't reviewed by the CODM when assessing segment performance or allocating resources.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
Note 22 - Fair Value of Financial Instruments
The Company's assets measured at fair value consisted of the following at June 30, 2021:

	Fair Value at June 30, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	45,303	—	45,303	—
Investments in equity securities	29,940	—	—	29,940
Total assets	$75,243	$—	$45,303	$29,940
The following is a discussion of the valuation methodologies used for the Company’s assets measured at fair value.

Short-term investments represent treasury bills with maturities greater than three months and based off of valuation received from data such as closing market prices provided by independent pricing services after considering factors such as the yields or prices of comparable investments of comparable quality, coupon, maturity, terms and type, reported transactions, indications as to values from dealers and general market conditions.

Investments in equity securities are marked to market based on the respective publicly quoted market prices of the equity securities adjusted for liquidity. The fair value was determined using a pricing model with certain significant unobservable market data inputs.

The Company had no Level 3 investments for the twelve months ended December 31, 2020. The following table is a reconciliation of assets for Level 3 investments for which significant unobservable inputs were used to determine fair value for the six months ended June 30, 2021:

Level 3
Level 3 Investments
Balance at beginning of period	$—
Transfers in- Sysorex Securities Settlement Agreement
Benefit (provision) for valuation allowance on related party loan - held for sale	7,461
Interest income (expense), net	1,627
Gain on related party loan held for sale	49,817
Unrealized loss on equity securities	(28,965)
Balance at end of period	$29,940

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

Note 23 - Foreign Operations
The Company’s operations are located primarily in the United States, Canada, India, Germany, Ireland, and the United Kingdom. Revenues by geographic area are attributed by country of domicile of our subsidiaries. The financial data by geographic area are as follows (in thousands):

	United States	Canada	India	Germany	United Kingdom	Ireland	Eliminations	Total
For the Three Months Ended June 30, 2021:
Revenues by geographic area	$2,395	$706	$223	$514	$91	$—	$(476)	$3,453
Operating income (loss) by geographic area	$(11,030)	$(1,252)	$(62)	$(883)	$12	$(78)	$—	$(13,293)
Net income (loss) by geographic area	$16,706	$(1,230)	$(63)	$(839)	$14	$(82)	$—	$14,506
For the Three Months Ended June 30, 2020:
Revenues by geographic area	$536	$1,378	$297	$—	$—	$—	$(1,135)	$1,076
Operating income (loss) by geographic area	$(5,231)	$(4)	$107	$—	$—	$—	$—	$(5,128)
Net income (loss) by geographic area	$(7,503)	$92	$107	$—	$—	$—	$—	$(7,304)
For the Six Months Ended June 30, 2021:
Revenues by geographic area	$4,056	$1,461	$664	$1,409	$169	$—	$(1,352)	$6,407
Operating income (loss) by geographic area	$(21,598)	$(2,465)	$51	$(1,630)	$7	$(78)	$—	$(25,713)
Net income (loss) by geographic area	$5,759	$(2,189)	$39	$(1,564)	$4	$(82)	$—	$1,967
For the Six Months Ended June 30, 2020:
Revenues by geographic area	$1,715	$2,726	$425	$—	$—	$—	$(1,986)	$2,880
Operating income (loss) by geographic area	$(10,606)	$(139)	$52	$—	$—	$—	$—	$(10,693)
Net income (loss) by geographic area	$(13,569)	$48	$52	$—	$—	$—	$—	$(13,469)
As of June 30, 2021:
Identifiable assets by geographic area	$173,039	$9,231	$630	$9,991	$241	$78	$(18,796)	$174,414
Long lived assets by geographic area	$30,728	$6,411	$238	$4,071	$12	$2	$—	$41,462
Goodwill by geographic area	$18,150	$2,191	$—	$3,549	$—	$—	$—	$23,890
As of December 31, 2020:
Identifiable assets by geographic area	$61,469	$9,652	$661	$19,379	$212	$—	$(32,362)	$59,011
Long lived assets by geographic area	$7,756	$6,775	$280	$4,610	$25	$—	$—	$19,446
Goodwill by geographic area	$522	$2,135	$—	$3,931	$—	$—	$—	$6,588

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

Note 24 - Related Party Transactions
Sysorex Note Purchase Agreement
Nadir Ali, the Company’s Chief Executive Officer and a member of its Board of Directors, was previously a member of the Board of Directors of Sysorex (resigned on May 14, 2021). In addition, Nadir Ali entered into a consulting agreement with Sysorex, pursuant to which he agreed to provide certain business services specified in the agreement for the benefit of Sysorex in exchange for shares of Sysorex's common stock.
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
In accordance with the terms of the Systat License Agreement (see Note 5), on June 30, 2020, the Company partitioned a portion of the outstanding balance of the Secured Note into a new note in an amount equal to $3 million in principal plus accrued interest (the “Closing Note”) and assigned the Closing Note and all rights and obligations thereunder to Systat in accordance with the terms and conditions of that certain Promissory Note Assignment and Assumption Agreement ("Assignment Agreement"). An additional $2.3 million of the principal balance underlying the Sysorex Note was partitioned into a new note and assigned to Systat as consideration payable for the rights granted under the license as of December 31, 2020. During the year ended December 31, 2020, an additional amount of approximately $2.6 million was advanced under the Secured Note and approximately $200,000 was repaid. The amount owed for principal as of December 31, 2020 and accrued interest through September 30, 2019 by Sysorex to the Company as of December 31, 2020 was approximately $7.7 million. This amount excludes $275,000 of additional interest that the Company is contractually entitled to accrue from October 1, 2019 through December 31, 2019 and approximately $1.1 million of additional interest from January 1, 2020 through December 31, 2020 in accordance with the terms of the Sysorex Note, but did not accrue due to the uncertainty of repayment.
During the three months ended March 31, 2020 an additional $117,000 was advanced under the Secured Note and the Company was entitled to an additional $251,806 of interest in accordance with the terms of the Note, but did not accrue due to the uncertainty of repayment. An additional $1 million of the principal balance under the Secured Note was assigned to Systat on March 19, 2021, as the final portion of the total consideration due in connection with the license.
As of April 14, 2021 , the Sysorex Note Purchase Agreement was settled, see Sysorex Securities Settlement Agreement below.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020
Note 24 - Related Party Transactions (continued)
Sysorex Receivable
On February 20, 2019, the Company, Sysorex and Atlas Technology Group, LLC (“Atlas”) entered into a settlement agreement resulting in a net award of $941,796 whereby Atlas agreed to accept an aggregate of 16,655 shares of freely-tradable common stock of the Company in full satisfaction of the award. The Company and Sysorex each agreed pursuant to the terms and conditions of that certain Separation and Distribution Agreement, dated August 7, 2018, as amended, that 50% of the costs and liabilities related to the arbitration action would be shared by each party following the Spin-off. As a result, Sysorex owes the Company $559,121 for the settlement plus the interest accrued as of December 31, 2020 of $89,062. The total owed to the Company for this settlement as of December 31, 2020 was $648,183. The Company had a full valuation allowance against this balance as of December 31, 2020.
As of April 14, 2021, the Sysorex Receivable was settled, see Sysorex Securities Settlement Agreement below.
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

The Company recorded $7.5 million for the release of the previously recorded valuation allowance, $1.6 million of interest income, and a gain on settlement of $49.8 million equal to the difference in the carry value of the promissory note, including interest and value of the common stock and rights to acquire additional shares received in the settlement.
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
Systat License Agreement
Nadir Ali, our Chief Executive Officer and a member of our Board, is a related party in connection with the acquisition of the Licenses as a result of his prior service as a director of Sysorex, the issuer of the Sysorex Note that was assigned in accordance with the terms and conditions of the License Agreement. In addition, Tanveer Khader and Kareem Irfan, members of our Board, may also be deemed related parties in connection with the acquisition of the Licenses as a result of their respective employment relationships with the Systat Parties. (See Note 5).

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020
Note 24 - Related Party Transactions (continued)
Inpixon Canada Promissory Note
On August 12, 2019, prior to the acquisition of Jibestream, the Company loaned Jibestream $140,600 for operating expenses. The note accrues interest at a rate of 5% per annum and has a maturity date of December 31, 2020. However, upon the acquisition of Jibestream by Inpixon Canada, Inpixon Canada assumed the loan through consolidation. This note is recorded as a current note receivable on the Company books, however, it is eliminated in the consolidated financial statements. As of June 30, 2021, the principal and interest of the Jibestream note and the other amounts advanced to Inpixon Canada by the Company totaled $14,290,529.
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
Note 25 - Leases
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
The Company has no other operating or financing leases with terms greater than 12 months.
Right-of-use assets are summarized below (in thousands):

As of June 30, 2021
Palo Alto, CA Office	$631
Encino, CA Office	195
Hyderabad, India Office	359
Coquitlam, Canada Office	99
Westminster, Canada Office	12
Toronto, Canada Office	974
Ratingen, Germany Office	94
Berlin, Germany Office	564
Slough, United Kingdom Office	36
Less accumulated amortization	(1,189)
Right-of-use asset, net	$1,775
Lease expense for operating leases recorded in the balance sheet is included in operating costs and expenses and is based on the future minimum lease payments recognized on a straight-line basis over the term of the lease plus any variable lease costs. Operating lease expenses, inclusive of short-term and variable lease expenses, recognized in our consolidated statement of income for the three months ended June 30, 2021 was $0.3 million and $570,828 for the six months ended June 30, 2021.
During the three-month period ended June 30, 2021, the Company recorded $170,824 as rent expense to the right-of-use assets. During the six-month period ended June 30, 2021, the Company recorded $335,945 as rent expense to the right-of-use assets.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020
Note 25 - Leases (continued)
Lease liability is summarized below (in thousands):

As of June 30, 2021
Total lease liability	$1,804
Less: short term portion	(602)
Long term portion	$1,202
Maturity analysis under the lease agreement is as follows (in thousands):

Year ending December 31, 2021	$347
Year ending December 31, 2022	668
Year ending December 31, 2023	375
Year ending December 31, 2024	281
Year ending December 31, 2025	265
Year ending December 31, 2026	112
Total	$2,048
Less: Present value discount	(244)
Lease liability	$1,804
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the date of adoption of ASC 842, Leases ("ASC 842"). As of June 30, 2021, the weighted average remaining lease term is 3.74 and the weighted average discount rate used to determine the operating lease liabilities was 8.0%.
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

Note 27 - Subsequent Events

During the quarter ending September 30, 2021, the Company exchanged approximately $1,000,000 of the outstanding principal and interest under the March 2020 10% Note Purchase Agreement and Promissory Note for 877,192 shares of the Company's common stock at an exchange rate of $1.14 per share.

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

We experienced net income of approximately $14.5 million and a net loss of approximately $7.3 million for the three months ended June 30, 2021 and 2020, respectively. We experienced net income of approximately $2.0 million and a net loss of $13.5 million for the six months ended June 30, 2021 and 2020, respectively. The net income for each of the 2021 periods include a gain on the settlement of the Sysorex debt with the issuance of the Sysorex securities to the Company on April 14, 2021 offset by the unrealized loss on the related investment in equity securities as of June 30, 2021. See further details in financial statement notes 14, 22 and 24 included elsewhere in this document. .We cannot assure that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. In order to continue our operations, we have supplemented the revenues we earned with proceeds from the sale of our equity and debt securities and proceeds from loans and bank credit lines.

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

We believe these transactions have positioned us as a market leader with a comprehensive suite of products and solutions allowing us to provide organizations with actionable indoor intelligence to make their indoor spaces smarter, safer and more secure. We also operate and compete in an industry that is characterized by rapid technological innovation, changing customer needs, evolving industry standards and frequent introductions of new products, product enhancements, services and distribution methods. Our success will depend on our ability to develop expertise with these new products, product enhancements, services and distribution methods and to implement solutions that anticipate and respond to rapid changes in technology, the industry, and customer needs. As a result, in order to continue to respond to rapid changes and required technological advancements we intend to continue to evaluate various strategic transactions including acquisitions of companies with technologies and intellectual property in order to continue to maintain pace with industry demands and if we believe that it will complement our goals in offering a comprehensive Indoor Intelligence platform or otherwise increase shareholder value. Candidates with proven technologies that complement our overall strategy may come from anywhere in the world, as long as there are strategic and financial reasons to make the acquisition. If we explore any such opportunities we expect to focus primarily on looking for accretive acquisitions that have business value and operational synergies, however we will also be opportunistic and may consider other strategic and/or attractive transactions that we believe may increase overall shareholder value, which may include, but not be limited to other alternative investment opportunities, such as minority investments, joint ventures or special purpose acquisition companies. If we make any acquisitions in the future, we expect that we may pay for such acquisitions with cash, equity securities and/or debt in combinations appropriate for each acquisition.

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
Sysorex Securities Settlement Agreement
On April 14, 2021, we entered into a Securities Settlement Agreement (the “SSA”) and a Rights Letter Agreement (the “RLA”), each with Sysorex, whereby Sysorex agreed to satisfy in full its outstanding debt, in the aggregate amount of $9,088,176 as of March 31, 2021, owed to us under that certain secured promissory note, originally dated December 31, 2018, as amended from time to time, and in connection with that certain settlement agreement, dated February 20, 2019, by and among us, Sysorex and Atlas Technology Group, LLC (the “Debt Settlement”). To effect the Debt Settlement, Sysorex agreed to issue to us (i) pursuant to the terms of the SSA, 12,972,189 shares of its common stock, $0.00001 par value per share, and (ii) rights to acquire 3,000,000 additional shares of its common stock pursuant to the terms of the RLA. The Debt Settlement was entered into in connection with Sysorex’s closing of a reverse triangular merger with TTM Digital Assets & Technologies, Inc.
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
Nadir Ali, our Chief Executive Officer and a member of our board of directors, resigned as a director of Sysorex, as of May 14, 2021. Nadir Ali entered into a consulting agreement with Sysorex, pursuant to which he agreed to provide certain business services specified in the agreement for the benefit of Sysorex in exchange for shares of Sysorex’s common stock.

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
Professional services are also contracted on the fixed fee and time and materials basis. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. Our time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. We have elected the practical expedient to recognize revenue for the right to invoice because our right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts including maintenance service provided by in house personnel, we recognize revenue evenly over the service period using a time-based measure because we are providing continuous service. Because our contracts have an expected duration of one year or less, we have elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about the remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the three and six months ended June 30, 2021 and 2020, we did not incur any such losses. These amounts are based on known and estimated factors.
License Revenue Recognition
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
The timing of our revenue recognition related to the license revenue stream is dependent on whether the software licensing agreement entered into represents a good or service. Software that relies on an entity’s IP and is delivered only through a hosting arrangement, where the customer cannot take possession of the software, is a service. A software arrangement that is provided through an access code or key represents the transfer of a good. Licenses for on-premises software represents a good and provide the customer with a right to use the software as it exists when made available to the customer. Customers may purchase perpetual licenses or subscribe to licenses, which provide customers with the same functionality and differ mainly in the duration over which the customer benefits from the software. Revenue from distinct on-premises licenses is recognized upfront at the point in time when the software is made available to the customer.
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
Contract Balances
The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied. The Company had deferred revenue of approximately $2.8 million and $1.9 million as of June 30, 2021 and December 31, 2020, respectively, related to cash received in advance for product maintenance services and professional services provided by the Company’s technical staff. The Company expects to satisfy its remaining performance obligations for these maintenance services and professional services, and recognize the deferred revenue and related contract costs over the next twelve months.
Long-lived Assets
We account for our long-lived assets in accordance with Accounting Standards Codification (“ASC”) 360, Accounting for the Impairment or Disposal of Long-Lived Assets (“ASC 360”), which requires that long-lived assets be evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. Some of the events or changes in circumstances that would trigger an impairment test include, but are not limited to:
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
When assessing the recoverability of our long-lived assets, which include property and equipment and finite-lived intangible assets, we make assumptions regarding estimated future cash flows and other factors. Some of these assumptions involve a high degree of judgment and also bear a significant impact on the assessment conclusions. Included among these assumptions are estimating undiscounted future cash flows, including the projection of comparable sales, operating expenses, capital requirements for maintaining property and equipment and residual value of asset groups. We formulate estimates from historical experience and assumptions of future performance, based on business plans and forecasts, recent economic and business trends, and competitive conditions. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge. Based on our evaluation we did not record a charge for impairment for the three and six months ended June 30, 2021 and 2020.
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
We evaluate the remaining useful lives of long-lived assets and identifiable intangible assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. Such events or circumstances may include (but are not limited to): the effects of obsolescence, demand, competition, and/or other economic factors including the stability of the industry in which we operate, known technological advances, legislative actions, or changes in the regulatory environment. If the estimated remaining useful lives change, the remaining carrying amount of the long-lived assets and identifiable intangible assets would be amortized prospectively over that revised remaining useful life. We have determined that there were no events or circumstances during the three or six months ended June 30, 2021 and 2020, which would indicate a revision to the remaining amortization period related to any of our long-lived assets. Accordingly, we believe that the current estimated useful lives of long-lived assets reflect the period over which they are expected to contribute to future cash flows and are therefore deemed appropriate.
Acquired In-Process Research and Development (“IPR&D”)
In accordance with authoritative guidance, we recognize IPR&D at fair value as of the acquisition date, and subsequently account for it as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. Once an IPR&D project has been completed, the useful life of the IPR&D asset is determined and amortized accordingly. If the IPR&D asset is abandoned, the remaining carrying value is written off. During fiscal year 2014, we acquired IPR&D through the acquisition of AirPatrol, in 2015 through the acquisition of the assets of LightMiner, in 2019 through the acquisitions of Locality, Jibestream and certain assets of GTX, in 2020 through the SYSTAT licensing agreement, the acquisition of certain assets of Ten Degrees, and the acquisition of Nanotron and in 2021 through the acquisition of CXApp, Game Your Game and certain assets of Visualix. Our IPR&D is comprised of AirPatrol, LightMiner, Locality, Jibestream, GTX, SYSTAT, Ten Degrees, Nanotron, CXApp, Game Your Game and Visualix, which was valued on the date of the acquisition. It will take additional financial resources to continue development of these technologies.
We continue to seek additional resources, through both capital raising efforts and meeting with industry experts, for further development of the AirPatrol, Locality, Jibestream, GTX, SYSTAT, Ten Degrees, Nanotron, CXApp, Game Your Game and Visualix technologies. Through June 30, 2021, we have made some progress with raising capital since these acquisitions, building our pipeline and getting industry acknowledgment. We have been recognized by leading industry analysts in a report on leading indoor positioning companies and were also awarded the IoT Security Excellence award by TMC and Crossfire Media. Management remains focused on growing revenue from these products and continues to pursue efforts to recognize the value of the AirPatrol, Locality, Jibestream, GTX, SYSTAT, Ten Degrees, Nanotron, CXApp, Game Your Game and Visualix technologies. Although there can be no assurance that these efforts will be successful, we intend to allocate financial and personnel resources when deemed possible and/or necessary. If we choose to abandon these efforts, or if we determine that such funding is not available, the related IPR&D will be subject to significant impairment.
Goodwill and Indefinite-lived Assets
We have recorded goodwill and other indefinite-lived assets in connection with our acquisitions of Shoom, Locality, Jibestream, GTX, the Systat Parties, Nanotron, Game Your Game and CXApp. Goodwill, which represents the excess of acquisition cost over the fair value of the net tangible and intangible assets of the acquired company, is not amortized. Indefinite-lived intangible assets are stated at fair value as of the date acquired in a business combination. The recoverability of goodwill is evaluated at least annually and when events or changes in circumstances indicate that the carrying amount may not be recoverable.
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

•
Impairment of Long-Lived Assets Subject to Amortization
We amortize intangible assets with finite lives over their estimated useful lives and review them for impairment whenever an impairment indicator exists. We continually monitor events and changes in circumstances that could indicate carrying amounts of our long-lived assets, including our intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. We did not recognize any intangible asset impairment charges for the three and six months ended June 30, 2021 and 2020. See “Acquired In-Process Research and Development (“IPR&D”)” for further information.
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
As of June 30, 2021 and December 31, 2020, reserves for credit losses included a reserve for doubtful accounts of approximately $234,000 and $235,000, respectively, due to the aging of the items greater than 90 days outstanding and other potential non-collections.
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

For the Six Months Ended June 30, 2021
Risk-free interest rate	0.59%
Expected life of option grants	5 years
Expected volatility of underlying stock	38.15%
Dividends assumption	--
During the three months ended June 30, 2021 and 2020, the Company recorded a charge of $0.3 million and $0.3, million respectively, for the amortization of employee stock options. During the six months ended June 30, 2021 and 2020, the Company recorded a charge of $0.8 million and $0.7 million, respectively, for the amortization of employee stock options.
RESULTS OF OPERATIONS
Three Months Ended June 30, 2021 compared to the Three Months Ended June 30, 2020
The following table sets forth selected consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	Three Months Ended June 30,
	2021		2020
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	$ Change	% Change*
Revenues	$3,453	100%	$1,076	100%	$2,377	221%
Cost of revenues	$896	26%	$305	28%	$591	194%
Gross profit	$2,557	74%	$771	72%	$1,786	232%
Operating expenses	$15,850	459%	$5,899	548%	$9,951	169%
Loss from operations	$(13,293)	(385)%	$(5,128)	(477)%	$8,165	159%
Net income (loss)	$14,506	420%	$(7,304)	(679)%	$(21,810)	(299)%
Net income (loss) attributable to stockholders of Inpixon	$14,759	427%	$(7,323)	(681)%	$(22,082)	(302)%
*    Amounts used to calculate dollar and percentage changes are based on numbers in the thousands. Accordingly, calculations in this item, which may be rounded to the nearest hundred thousand, may not produce the same results.
Revenues
Revenues for the three months ended June 30, 2021 were $3.5 million compared to $1.1 million for the comparable period in the prior year for an increase of approximately $2.4 million, or approximately 221%. This increase is primarily attributable to an approximate $1.5 million increase in Indoor Intelligence sales and an increase of approximately $0.7 million of SAVES sales.
Cost of Revenues
Cost of revenues for the three months ended June 30, 2021 were $0.9 million compared to $0.3 million for the comparable period in the prior year. This increase in cost of revenues of approximately $0.6 million, or approximately 194%, was primarily attributable to the increased sales during the quarter.
Gross Profit
The gross profit margin for the three months ended June 30, 2021 was 74% compared to 72% for the three months ended June 30, 2020. This increase in margin is primarily due to a higher mix of gross profit from the Indoor Intelligence products.

Operating Expenses
Operating expenses for the three months ended June 30, 2021 were $15.9 million and $5.9 million for the comparable period ended June 30, 2020. This increase of approximately $10.0 million is primarily attributable to increased operating expenses, including approximately $2.6 million of Indoor Intelligence operating costs from the CXApp, Game your Game and Nanotron acquisitions, and approximately $0.1 million of SAVES operating costs from the Systat licensing agreement, $0.7 million of additional amortization of intangibles, additional $0.4 million of acquisition costs, approximately $2.0 million of accrued earnout compensation expense and approximately $1.8 million of additional stock based compensation expense.
Loss From Operations
Loss from operations for the three months ended June 30, 2021 was $13.3 million as compared to $5.1 million for the comparable period in the prior year. This increase in loss of approximately $8.2 million was primarily attributable to increased operating expenses described above offset by higher gross profit.
Other Income (Expense)
Other income/expense for the three months ended June 30, 2021 was income of $30.0 million compared to a loss of $2.2 million for the comparable period in the prior year. This increase in income of approximately $32.2 million is primarily attributable to a discounted net gain of approximately $20.9 million on the Sysorex note, a $7.5 million release of the valuation allowance on the Sysorex note and approximately $1.6 million of interest received on the Sysorex note.
Provision for Income Taxes
There was a net income tax expense of approximately $2.2 million for the three months ended June 30, 2021 primarily related to a current income tax expense of $6.7 million offset by a $4.5 million deferred tax benefit related to the acquisition intangibles of Design Reactor. There was no income tax benefit or expense for the three months ended June 30, 2020.
Net Income (Loss) Attributable To Non-Controlling Interest
Net income (loss) attributable to non-controlling interest for the three months ended June 30, 2021 and 2020 was a loss of $253,000 and a income of $19,000, respectively. This increase in loss of $272,000 was primarily attributable to the loss of Game Your Game.
Net Income (Loss) Attributable To Stockholders of Inpixon
Net income (loss) attributable to stockholders of Inpixon for the three months ended June 30, 2021 was income of $14.8 million compared to a loss of $7.3 million for the comparable period in the prior year. This increase in income of approximately $22.1 million was primarily attributable to higher gross profit, the discounted net gain on the Sysorex note, the release of the valuation allowance on the Sysorex note, offset by the increased operating expenses described above.
Six Months Ended June 30, 2021 compared to the Six Months Ended June 30, 2020
The following table sets forth selected consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	For the Six Months Ended June 30,
	2021		2020
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	$ Change	% Change*
Revenues	$6,407	100%	$2,880	100%	$3,527	122%
Cost of revenues	$1,780	28%	$814	28%	$966	119%
Gross profit	$4,627	72%	$2,066	72%	$2,561	124%
Operating expenses	$30,340	474%	$12,759	443%	$17,581	138%
Loss from operations	$(25,713)	(401)%	$(10,693)	(371)%	$(15,020)	140%
Net income (loss)	$1,967	31%	$(13,469)	(468)%	$15,436	(115)%
Net income (loss) attributable to stockholders of Inpixon	$2,202	34%	$(13,478)	(468)%	$15,680	(116)%
*    Amounts used to calculate dollar and percentage changes are based on numbers in the thousands. Accordingly, calculations in this item, which may be rounded to the nearest hundred thousand, may not produce the same results.
Revenues
Revenues for the six months ended June 30, 2021 were $6.4 million compared to $2.9 million for the comparable period in the prior year for an increase of approximately $3.5 million, or approximately 122%. This increase is primarily attributable to an approximate $2.0 million increase in Indoor Intelligence sales and an increase of approximately $1.5 million of SAVES sales.
Cost of Revenues
Cost of revenues for the six months ended June 30, 2021 were $1.8 million compared to $0.8 million for the comparable period in the prior year. This increase in cost of revenues of approximately $1.0 million, or approximately 119%, was primarily attributable to the increased sales during the quarter.
Gross Profit
The gross profit margin for the six months ended June 30, 2021 and 2020 was 72%.
Operating Expenses
Operating expenses for the six months ended June 30, 2021 were $30.3 million and $12.8 million for the comparable period ended June 30, 2020. This increase of $17.6 million is primarily attributable to increased operating expenses including approximately $3.8 million of Indoor Intelligence operating costs from the CXApp, Game Your Game and Nanotron acquisitions, and approximately $0.3 million of SAVES operating costs from the Systat licensing agreement, additional $0.8 million of acquisition costs, approximately $2.0 million of accrued earnout compensation expense and approximately $6.5 million of additional stock based compensation expense.
Loss From Operations
Loss from operations for the six months ended June 30, 2021 was $25.7 million as compared to $10.7 million for the comparable period in the prior year. This increase in loss of approximately $15.0 million was primarily attributable to increased operating expenses described above offset by higher gross profit.
Other Income (Expense)
Other income/expense for the six months ended June 30, 2021 was income of $29.9 million compared to a loss of $2.9 million for the comparable period in the prior year. This increase in income of approximately $32.7 million is primarily attributable to a discounted net gain of approximately $20.9 million on the Sysorex note, a $7.5 million release of the valuation allowance on the Sysorex note and approximately $1.6 million of interest received on the Sysorex note.
Provision for Income Taxes

There was an income tax provision of approximately $2.2 million for the six months ended June 30, 2021 related to a current income tax expense of $6.7 million offset by a $4.5 million deferred tax benefit primarily related to acquisition intangibles of Design Reactor. There was an income tax benefit for the six months ended June 30, 2020 of approximately $87,000 due to the acquisition intangibles and net operating losses of Locality and Jibestream.
Net Income (Loss) Attributable To Non-Controlling Interest
Net income (loss) attributable to non-controlling interest for the six months ended June 30, 2021 and 2020 was a loss of $235,000 and income of $9,000, respectively. This increase in loss of $244,000 was attributable to the loss of the Game Your Game entity.
Net Income (Loss) Attributable To Stockholders of Inpixon
Net income or loss attributable to stockholders of Inpixon for the six months ended June 30, 2021 was income of $2.2 million compared to a loss of $13.5 million for the comparable period in the prior year. This increase in income of approximately $15.7 million was primarily attributable to higher gross profit, the discounted net gain on the Sysorex note, the release of valuation allowance on the Sysorex note, offset by the increased operating expenses described above.
Non-GAAP Financial information
EBITDA
EBITDA is defined as net income (loss) before interest, provision for (benefit from) income taxes, and depreciation and amortization. Adjusted EBITDA is used by our management as the matrix in which it manages the business. It is defined as EBITDA plus adjustments for other income or expense items, non-recurring items and non-cash stock-based compensation.
Adjusted EBITDA for the three months ended June 30, 2021 was a loss of $6.3 million compared to a loss of $3.9 million for the prior year period. Adjusted EBITDA for the six months ended June 30, 2021 was a loss of $11.8 million compared to a loss of $7.8 million for the prior year period.

The following table presents a reconciliation of net income (loss) attributable to stockholders of Inpixon, which is our GAAP operating performance measure, to Adjusted EBITDA for the six months ended June 30, 2021 and 2020 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) attributable to common stockholders	$14,759	$(7,323)	$2,202	$(13,478)
Adjustments:
Non-recurring one-time charges:
Loss on exchange of debt for equity	—	47	30	132
(Recovery) provision for valuation allowance on held for sale loan	(7,462)	835	(7,345)	835
Provision for the valuation allowance related party receivable		648	—	648
Gain on related party loan held for sale	(49,817)	—	(49,817)	—
Unrealized loss on equity securities	28,965	—	28,965	—
Acquisition transaction/financing costs	535	169	1,005	196
Earnout compensation expense	2,059	—	2,059	—
Professional service fees	422	—	771	—
Unrealized gain on note	(128)	—	(491)	—
Stock-based compensation - compensation and related benefits	2,053	286	7,149	685
Interest expense, net	(1,555)	777	(1,206)	1,397
Income tax provision (benefit)	2,195	—	2,204	(87)
Depreciation and amortization	1,695	682	2,638	1,908
Adjusted EBITDA	$(6,279)	$(3,879)	$(11,836)	$(7,764)
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
Proforma Non-GAAP Net Income (Loss) per Share
Basic and diluted net income (loss) per share for the for the three months ended June 30, 2021 was income of $0.13 compared to a loss of $0.32 for the prior year period. Basic and diluted net income (loss) per share for the six months ended June 30, 2021 was income of $0.02 compared to a loss of $0.97 for the prior year period. The decreased loss per share in 2021 was attributable to the changes discussed in our results of operations.
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
Proforma non-GAAP net loss per basic and diluted common share for the for the three months ended June 30, 2021 was a loss of $0.07 per share compared to a loss of $0.21 per share for the prior year period. Proforma non-GAAP net loss per basic and diluted common share for the six months ended June 30, 2021 was a loss of $0.14 per share compared to a loss of $0.68 per share for the prior year period.

The following table presents a reconciliation of net loss per basic and diluted share, which is our GAAP operating performance measure, to proforma non-GAAP net loss per share for the periods reflected (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
(thousands, except per share data)	2021	2020	2021	2020
Net income (loss) attributable to common stockholders	$14,759	$(7,323)	$2,202	$(13,478)
Adjustments:
Non-recurring one-time charges:
Loss on the exchange of debt for equity	—	47	30	132
(Recovery) provision for valuation allowance on held for sale loan	(7,462)	835	(7,345)	835
Provision for the valuation allowance related party receivable	—	648	—	648
Gain on related party loan held for sale	(49,817)	—	(49,817)	—
Unrealized loss on equity securities	28,965	—	28,965	—
Acquisition transaction/financing costs	535	169	1,005	196
Earnout compensation expense	2,059	—	2,059	—
Professional service fees	422	—	771	—
Unrealized gain/loss on note	(128)	—	(491)	—
Stock-based compensation - compensation and related benefits	2,053	286	7,149	685
Amortization of intangibles	1,361	508	2,011	1,524
Proforma non-GAAP net loss	(7,253)	(4,830)	(13,461)	(9,458)
Proforma non-GAAP net loss per share - Basic	(0.07)	(0.21)	(0.14)	(0.68)
Proforma non-GAAP net loss per share - Diluted	(0.07)	(0.21)	(0.14)	(0.68)
Weighted Average Shares Outstanding
Basic	110,040,532	22,823,976	94,577,520	13,931,245
Diluted	110,041,378	22,823,976	94,591,619	13,931,245
We rely on proforma non-GAAP net income (loss) per share, which is a non-GAAP financial measure:
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
We have presented proforma non-GAAP net income (loss) per share above because we believe it conveys useful information to investors regarding our operating results. We believe it provides an additional way for investors to view our operations, when considered with both our GAAP results and the reconciliation to net income (loss), and that by including this information we can provide investors with a more complete understanding of our business. Specifically, we present proforma non-GAAP net income (loss) per share as supplemental disclosure because:
•We believe proforma non-GAAP net income (loss) per share is a useful tool for investors to assess the operating performance of our business without the effect of non-cash items including stock based compensation, amortization of intangibles and one time charges including gain on the settlement of obligations, severance costs, provision for doubtful accounts, change in the fair value of shares to be issued, acquisition costs and the costs associated with the public offering.
•We believe that it is useful to provide to investors a standard operating metric used by management to evaluate our operating performance; and
•We believe that the use of proforma non-GAAP net income (loss) per share is helpful to compare our results to other companies.
Liquidity and Capital Resources as of June 30, 2021
Our current capital resources and operating results as of and through June 30, 2021, consist of:
1)an overall working capital surplus of approximately $54.2 million;
2)cash of approximately $24.9 million and short-term investments of approximately $45.3 million;
3)net cash used by operating activities for the six months ended June 30, 2021 of $14.2 million.
The breakdown of our overall working capital deficit is as follows (in thousands):

Working Capital	Assets	Liabilities	Net
Cash and cash equivalents	$24,912	$—	$24,912
Accounts receivable, net / accounts payable	$2,694	$1,726	$968
Inventory	$1,919	$—	$1,919
Short-term investments	$45,303	$—	$45,303
Accrued liabilities	$—	$5,717	$(5,717)
Income tax liabilities	$—	6,750	$(6,750)
Operating lease obligation	$—	$602	$(602)
Deferred revenue	$—	$2,780	$(2,780)
Notes and other receivables / Short-term debt	$272	$4,251	$(3,979)
Other	$1,381	$440	$941
Total	$76,481	$22,266	$54,215
Net cash used in operating activities during the six months ended June 30, 2021 of $14.2 million consists of net income of $2.0 million offset by non-cash adjustments of approximately $24.4 million less net cash changes in operating assets and liabilities of approximately $8.2 million.
During the six months ended June 30, 2021 we raised net proceeds of approximately $77.9 million from the sale of our securities in connection with registered direct offerings and the exercise of warrants. Given our current cash balances and budgeted cash flow requirements, the Company believes such funds are sufficient to support ongoing operations for the next 12 months from the issuance date of the financial statements. However, general economic or other conditions resulting from COVID 19 or other events materially may impact the liquidity of our common stock or our ability to continue to access capital from the sale of our securities to support our growth plans. Our business has been impacted by the COVID-19 pandemic and may continue to be impacted. While we have been able to continue operations remotely, we have and continue to experience supply chain cost increases and constraints and delays in the receipt of certain components of our products impacting delivery times for our products. We have also seen some impact in the demand of certain products and delays in certain projects and customer orders either because they require onsite services which could not be performed while shelter in place orders were in effect for compliance with new rules and regulations resulting from the pandemic, customer facilities were partially or fully closed during the pandemic or because of the uncertainty of the customer’s financial position and ability to invest in our technology. Despite these challenges, including a decline in revenue for certain existing product lines, we were able to realize growth in total revenue for the six months ended June 30, 2021 when compared to the six months ended June 30, 2020 as a result of the addition of the SAVES product line, the addition of the RTLS (Nanotron) product line in the fourth quarter of 2020 and the acquisition of the CXApp product line in the second quarter of 2021. The total impact that COVID-19 will have on general economic conditions is continuously evolving and the impact it may continue to have on our results of operations continues to remain uncertain and there are no assurances that we will be able to continue to experience the same growth or not be materially adversely effected. The Company may continue to pursue strategic transactions and may raise such additional capital as needed, using our equity securities and/or cash and debt financings in combinations appropriate for each acquisition.
Liquidity and Capital Resources as of June 30, 2021 Compared With June 30, 2020
The Company’s net cash flows used in operating, investing and financing activities for the six months ended June 30, 2021 and 2020 and certain balances as of the end of those periods are as follows (in thousands):

	For the Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(14,163)	$(10,369)
Net cash used in investing activities	$(53,847)	$(472)
Net cash provided by financing activities	$74,945	$45,537
Effect of foreign exchange rate changes on cash	$(19)	$(15)
Net increase in cash and cash equivalents	$6,916	$34,681

	As of June 30, 2021	As of December 31, 2020
Cash and cash equivalents	$24,912	$17,996
Working capital surplus	$54,215	$18,208
Operating Activities for the six months ended June 30, 2021
Net cash used in operating activities during the six months ended June 30, 2021 was approximately $14.2 million. The cash flows related to the six months ended June 30, 2021 consisted of the following (in thousands):

Net income (loss)	$1,967
Non-cash income and expenses	$(24,359)
Net change in operating assets and liabilities	$8,229
Net cash used in operating activities	$(14,163)
The non-cash income and expense of approximately $24.4 million consisted primarily of the following (in thousands):

$2,632	Depreciation and amortization expenses (including amortization of intangibles) primarily attributable to the Shoom, AirPatrol, LightMiner, Locality, GTX, Jibestream, Systat, Ten Degrees, Nanotron, Game Your Game, Visualix and CXApp, which were acquired effective August 31, 2013, April 16, 2014, November 21, 2016, May 21, 2019, June 27, 2019, August 15, 2019, June 30, 2020, August 19, 2020, October 6, 2020, April 9, 2021, April 23, 2021 and April 30, 2021, respectively.
$370	Amortization of right of use asset
$7,149	Stock-based compensation expense attributable, warrants, restricted stock grants and options issued as part of Company operations
$30	Loss on exchange of debt for equity
$224	Amortization of debt discount
$(7,345)	Recovery for valuation allowance for held for sale loan
(1,627)	Accrued interest income, related party
$(49,817)	Gain on settlement of related party note and receivable
$(4,507)	Income tax benefit
28,965	Unrealized loss on equity securities
$(433)	Other
$(24,359)	Total non-cash expenses

The net cash used in the change in operating assets and liabilities aggregated approximately $8.2 million and consisted primarily of the following (in thousands):

$532	Decrease in accounts receivable and other receivables
$(671)	Increase in inventory, other current assets and other assets
$(331)	Increase in accounts payable
$2,590	Increase in accrued liabilities and other liabilities
6,711	Increase in income tax liabilities
$(364)	Decrease in operating lease liabilities
$(238)	Decrease in deferred revenue
$8,229	Net cash used in the changes in operating assets and liabilities

Operating Activities for the six months ended June 30, 2020
Net cash used in operating activities during the six months ended June 30, 2020 was approximately $10.4 million. The cash flows related to the six months ended June 30, 2020 consisted of the following (in thousands):

Net income (loss)	$(13,469)
Non-cash income and expenses	6,375
Net change in operating assets and liabilities	(3,275)
Net cash used in operating activities	$(10,369)
The non-cash income and expense of approximately $6.4 million consisted primarily of the following (in thousands):

$1,908	Depreciation and amortization expenses (including amortization of intangibles) primarily attributable to the Shoom, AirPatrol, LightMiner, Locality, GTX, and Jibestream, which were acquired effective August 31, 2013, April 16, 2014, November 21, 2016, May 21, 2019, June 27, 2019, and August 15, 2019, respectively.
356	Amortization of right of use asset
685	Stock-based compensation expense attributable to warrants and options issued as part of Company operations
132	Loss on exchange of debt for equity
1,909	Amortization of debt discount
835	Provision for the valuation allowance for held for sale loan
648	Provision for the valuation allowance for related party receivable
$(32)	Accrued interest income, related party
$(87)	Income tax benefit
$21	Other
$6,375	Total non-cash expenses
The net use of cash in the change in operating assets and liabilities aggregated approximately $3.3 million and consisted primarily of the following (in thousands):

$(107)	Increase in accounts receivable and other receivables
(896)	Decrease in inventory, other current assets and other assets
(1,539)	Decrease in accounts payable
(476)	Increase in accrued liabilities and other liabilities
(362)	Decrease in operating lease liabilities
105	Increase in deferred revenue
$(3,275)	Net use of cash used in the changes in operating assets and liabilities

Cash Flows from Investing Activities as of June 30, 2021 and 2020
Net cash flows used in investing activities during the six months ended June 30, 2021 was approximately $53.8 million compared to net cash flows used in investing activities during the six months ended June 30, 2020 of approximately $0.5 million. Cash flows related to investing activities during the six months ended June 30, 2021 include $149,000 for the purchase of property and equipment, $373,000 for investment in capitalized software, $63.4 million for the purchase of treasury bills, $28.0 million sales of treasury bills, $184,000 from the acquisition of Game Your Game, $15.2 million for the acquisition of CXApp, $900,000 for the purchase of the Systat licensing agreement and $61,000 for acquisition of Visualix. Cash flows related to investing activities during the six months ended June 30, 2020 include $39,000 for the purchase of property and equipment and $433,000 investment in capitalized software.
Cash Flows from Financing Activities as of June 30, 2021 and 2020
Net cash flows provided by financing activities during the six months ended June 30, 2021 was $74.9 million. Net cash flows provided by financing activities during the six months ended June 30, 2020 was $45.5 million. During the six months ended June 30, 2021, the Company received incoming cash flows of $77.9 million for the issuance of common stock and warrants, loaned $117,000 to related parties, paid $1.7 million of taxes related to the net share settlement of restricted stock units, paid a $137,000 liability related to the CXApp acquisition, paid a $467,000 acquisition liability to the pre-acquisition shareholders of Nanotron and paid a $500,000 acquisition liability to the pre-acquisition shareholders of Locality. During the six months ended June 30, 2020, the Company received incoming cash flows of $41.8 million from the issuance of common stock, $5.0 million of proceeds from promissory notes, and $0.2 million of repayments from related parties offset by $1.0 million of loans to related party, $0.2 of net repayments to bank facility and paid a $250,000 acquisition liability to the pre-acquisition shareholders of Locality.
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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company’s management determined that there were no material changes needed to internal controls as a result of the COVID-19 pandemic.

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

Item 1A.    Risk Factors

We face a number of significant risks and uncertainties in connection with our operations. Our business, results of operations and financial condition could be materially adversely affected by these risks. In addition to the risk factors set forth below and the other information set forth in this Form 10-Q, you should carefully consider the factors disclosed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 31, 2021, which report is incorporated by reference herein, all of which could materially affect our business, financial condition and future results. For example, these risks now include risks related to recent transactions, the COVID-19 pandemic and related economic developments.
                                                                                                   Changes in the value of the Sysorex common stock we own may result in material fluctuations (increases or decreases) in our total asset value and net income on a quarterly basis.

On April 14, 2021, the Company entered into a Securities Settlement Agreement (the “SSA”) and a Rights Letter Agreement (the “RLA”), each with Sysorex, Inc. (“Sysorex”), whereby Sysorex agreed to satisfy in full its outstanding debt, in the aggregate amount of $9,088,176 as of March 31, 2021, owed to the Company, including but, not limited to, amounts outstanding under that certain secured promissory note (the “Sysorex Note”), originally dated December 31, 2018, as amended from time to time (the “Debt Settlement”). To effect the Debt Settlement, Sysorex agreed to issue to the Company (i) pursuant to the terms of the SSA, 12,972,189 shares of its common stock and (ii) rights to acquire 3,000,000 additional shares of its common stock pursuant to the terms of the RLA. The Debt Settlement was entered into in connection with Sysorex’s closing of a reverse triangular merger with TTM Digital Assets & Technologies, Inc.

The Company recorded $7.5 million for the release of the previously recorded valuation allowance related to the Sysorex Note, $1.6 million of interest income, and a gain on settlement of $49.8 million equal to the difference in the carry value of the Sysorex Note, including interest, and the value of the common stock and rights to acquire additional shares received in the settlement. For the three months ended June 30, 2021, the Company had net income of $14.5 million as compared to a loss of $7.3 million for the same period in 2020, primarily as a result of the Debt Settlement and the related accounting treatment offset by the unrealized loss on the related investment in equity securities as of June 30, 2021.

Consequently, approximately 17% our assets represent the shares of common stock of Sysorex we own, which are inherently volatile. Accordingly, the value of our total assets and as a consequence, the price of our common stock may decline or increase regardless of our operating performance, which may result in losses for investors purchasing shares of our common stock. Further, to the extent that we experience unrealized losses in connection with such securities from declines in securities values that management determines to be other than temporary, the book value of those securities will be adjusted to their estimated recovery value and we will recognize a charge to earnings in the quarter during which we make that determination. Additionally, the Company has no control over the price the Company will eventually receive as a result of the disposition of such assets and may be unable to sell the aforementioned securities at favorable prices quickly or when desired.

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

Effective as of July 28, 2021, Tyler Hoffman departed as Chief Revenue Officer of the Company.

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

INPIXON

Date: August 16, 2021	By:	/s/ Nadir Ali
Nadir Ali Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Wendy Loundermon
Wendy Loundermon Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number[1]	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1*	Share Purchase Agreement, dated May 21, 2019, by and among Inpixon, Inpixon Canada, Inc., Locality Systems Inc., Kirk Moir, in his capacity as the Sellers’ Representative, the Sellers and Garibaldi Capital Advisors Ltd.	8-K	001-36404	2.1	5/22/2019

2.2*#	Asset Purchase Agreement, dated June 27, 2019, by and between Inpixon and GTX Corp.	8-K	001-36404	2.1	7/1/2019

2.3*	Share Purchase Agreement, dated July 9, 2019, by and among Inpixon, Inpixon Canada, Inc., Jibestream Inc., the Vendors, and Chris Wiegand, in his capacity as the Vendors’ Representative.	8-K	001-36404	2.1	7/11/2019

2.4*	Amendment to Share Purchase Agreement, dated as of August 8, 2019, by and among Inpixon, Inpixon Canada, Inc., Chris Wiegand, in his capacity as the Vendors’ Representative, any other shareholder who subsequently signs an adoption agreement, and Jibestream Inc.	8-K	001-36404	2.1	8/9/2019

2.5*	The Second Amendment to the Share Purchase Agreement, dated August 15, 2019, by and among Inpixon, Inpixon Canada, Inc., Jibestream Inc, and Chris Wiegand, in his capacity as the Vendors’ representative.	8-K	001-36404	2.1	8/19/2019

2.6*	Asset Purchase Agreement, dated as of August 19, 2020, by and among Inpixon, Ten Degrees Inc., Ten Degrees International Limited, mCube International Limited and mCube, Inc.	8-K	001-36404	2.1	8/20/2020

2.7*	Share Sale and Purchase Agreement, dated as of October 5, 2020, among Inpixon GmbH, Sensera Limited and Nanotron Technologies GmbH.	8-K	001-36404	2.1	10/5/2020

2.8	Amendment to the Share Sale and Purchase Agreement, dated as of February 24, 2021, among Inpixon GmbH, Sensera Limited and Nanotron Technologies GmbH.	8-K	001-36404	2.1	2/26/2021

2.9*	Stock Purchase Agreement, dated as of March 25, 2021, among Inpixon, Game Your Game, Inc., Rick Clemmer, and Martin Manniche.	10-K	001-36404	2.23	3/31/2021

1

Exhibit Number[2]	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.10*	Stock Purchase Agreement, dated as of April 30, 2021, among Inpixon, Design Reactor, Inc., dba The CXApp, the sellers set forth on the signature page thereto and each other person who owns outstanding capital stock of The CXApp and executes a Joinder to Stock Purchase Agreement, and Leon Papkoff, as Sellers’ Representative	8-K	001-36404	2.1	5/6/2021

3.1	Restated Articles of Incorporation.	S-1	333-190574	3.1	8/12/2013

3.2	Certificate of Amendment to Articles of Incorporation (Increase Authorized Shares).	S-1	333-218173	3.2	5/22/2017

3.3	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	4/10/2014

3.4	Articles of Merger (renamed Sysorex Global).	8-K	001-36404	3.1	12/18/2015

3.5	Articles of Merger (renamed Inpixon).	8-K	001-36404	3.1	3/1/2017

3.6	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.2	3/1/2017

3.7	Certificate of Amendment to Articles of Incorporation (Authorized Share Increase).	8-K	001-36404	3.1	2/5/2018

3.8	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	2/6/2018

3.9	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	11/1/2018

3.10	Certificate of Amendment to Articles of Incorporation, effective as of January 7, 2020 (Reverse Split).	8-K	001-36404	3.1	1/7/2020

3.11	Bylaws, as amended.	S-1	333-190574	3.2	8/12/2013

4.1	Specimen Stock Certificate of the Company.	S-1	333-190574	4.1	8/12/2013

4.2	Form of Certificate of Designation of Preferences, Rights and Limitations of Series 4 Convertible Preferred Stock.	8-K	001-190574	3.1	4/24/2018

4.3	Certificate of Designation of Series 5 Convertible Preferred Stock, dated as of January 14, 2019.	8-K	001-36404	3.1	1/15/2019

4.4	Promissory Note, dated as of March 18, 2020.	8-K	001-36404	4.1	3/20/2020
2

Exhibit Number[3]	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

4.5	Form of Purchase Warrant.	8-K	001-36404	4.1	11/27/2020

4.6	Form of Pre-Funded Warrant.	8-K	001-36404	4.2	11/27/2020

4.7	Form of Purchase Warrant.	8-K	001-36404	4.1	1/25/2021

4.8	Form of Pre-Funded Warrant.	8-K	001-36404	4.2	1/25/2021

4.9	Form of Purchase Warrant.	8-K	001-36404	4.1	2/12/2021

4.1	Form of Pre-Funded Warrant.	8-K	001-36404	4.2	2/12/2021

4.11	Form of Purchase Warrant.	8-K	001-36404	4.1	2/17/2021

4.12	Form of Pre-Funded Warrant.	8-K	001-36404	4.2	2/17/2021

10.1*	Form of Purchase Agreement.	8-K	001-36404	10.1	1/25/2021

10.2*	Form of Purchase Agreement.	8-K	001-36404	10.1	2/12/2021

10.3*	Form of Purchase Agreement.	8-K	001-36404	10.1	2/17/2021

10.4	Amendment #2 to Promissory Note, dated as of March 17, 2021, by and between Inpixon and Iliad Research and Trading, L.P.	8-K	001-36404	10.1	3/19/2021

10.5	Securities Settlement Agreement, dated as of April 14, 2021, by and between Sysorex, Inc. and Inpixon.	8-K	001-36404	10.1	4/14/2021

10.6	Right to Shares Letter Agreement, dated as of April 14, 2021, by and between Sysorex, Inc. and Inpixon.	8-K	001-36404	10.2	4/14/2021

10.7	Form of Registration Rights Agreement, dated as of April 14, 2021 by and among Sysorex, Inc. and the parties to the Securities Subscription Agreement and certain other parties.	8-K	001-36404	10.3	4/14/2021

10.8#	Stockholders’ Agreement, dated as of April 9, 2021, among Inpixon, Game Your Game, Inc. and the Minority Stockholders.	8-K	001-36404	10.4	4/14/2021

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.
						X
3

Exhibit Number[4]	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.
X

32.1##	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instant Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
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