Form 10-Q
period 2021-09-30
INPIXON
filed 2021-11-15
CIK 1529113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001	124,593,719
(Class)	Outstanding at November 9, 2021

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
•our ability to maintain compliance with the continued listing requirements of the Nasdaq Stock Market LLC;
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

The results for the period ended September 30, 2021 are not necessarily indicative of the results of operations for the full year. These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our audited consolidated financial statements for the fiscal years December 31, 2020 and 2019 included in the annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2021.

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and par value data)

	As of September 30, 2021	As of December 31, 2020
	(Unaudited)	(Audited)
Assets

Current Assets
Cash and cash equivalents	$66,785	$17,996
Accounts receivable, net of allowances of $334 and $235, respectively	3,432	1,739
Notes and other receivables	888	152
Inventory, net of reserve of $437 and $138, respectively	1,540	1,243
Short-term investments	43,223	7,998
Prepaid expenses and other current assets	1,120	1,197

Total Current Assets	116,988	30,325

Property and equipment, net	1,483	1,445
Operating lease right-of-use asset, net	1,587	2,077
Software development costs, net	1,893	1,721
Investments in equity securities	7,655	—
Long-term investments	2,500	2,500
Intangible assets, net	34,775	14,203
Goodwill	24,017	6,588
Other assets	139	152

Total Assets	$191,037	$59,011
The accompanying notes are an integral part of these financial statements

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except number of shares and par value data)

	As of September 30, 2021	As of December 31, 2020
	(Unaudited)	(Audited)
Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$1,394	$908
Accrued liabilities	6,623	2,739
Income tax liabilities	3,509	—
Operating lease obligation, current	587	647
Deferred revenue	4,474	1,922
Short-term debt	3,251	5,401
Acquisition liability	336	500

Total Current Liabilities	20,174	12,117

Long Term Liabilities
Operating lease obligation, noncurrent	1,030	1,457
Other liabilities, noncurrent	28	7
Acquisition liability, noncurrent	5,425	750

Total Liabilities	26,657	14,331

Commitments and Contingencies

Mezzanine Equity
Series 7 Convertible Preferred Stock - 58,750 shares authorized; 49,250 and — issued and outstanding as of September 30, 2021 and December 31, 2020, respectively. (Liquidation preference of $49,250,000)	39,495	—

Stockholders’ Equity
Preferred Stock -$0.001 par value; 5,000,000 shares authorized
Series 4 Convertible Preferred Stock - 10,415 shares authorized; 1 issued, and 1 outstanding as of September 30, 2021 and December 31, 2020, respectively.	—	—
Series 5 Convertible Preferred Stock - 12,000 shares authorized; 126 issued, and 126 outstanding as of September 30, 2021 and December 31, 2020, respectively.	—	—
Common Stock - $0.001 par value; 250,000,000 shares authorized; 124,593,720 and 53,178,462 issued and 124,593,719 and 53,178,461 outstanding as of September 30, 2021 and December 31, 2020, respectively.	125	53
Additional paid-in capital	335,940	225,613
Treasury stock, at cost, 1 share	(695)	(695)
Accumulated other comprehensive (loss) income	(352)	660
Accumulated deficit	(212,593)	(180,992)

Stockholders’ Equity Attributable to Inpixon	122,425	44,639

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except number of shares and par value data)

Non-controlling Interest	2,460	41

Total Stockholders’ Equity	124,885	44,680

Total Liabilities, Mezzanine Equity and Stockholders’ Equity	$191,037	$59,011
The accompanying notes are an integral part of these financial statements

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)
Revenues	$4,450	2,554	10,857	$5,434

Cost of Revenues	1,186	645	2,966	1,459

Gross Profit	3,264	1,909	7,891	3,975

Operating Expenses
Research and development	3,254	1,717	9,185	4,329
Sales and marketing	2,407	1,703	6,119	3,862
General and administrative	8,571	4,103	26,570	10,371
Acquisition-related costs	93	344	1,098	540
Amortization of intangibles	1,395	288	3,088	1,811

Total Operating Expenses	15,720	8,155	46,060	20,913

Loss from Operations	$(12,456)	(6,246)	(38,169)	$(16,938)

Other Income (Expense)
Interest income (expense), net	(15)	(537)	1,191	(1,934)
Loss on exchange of debt for equity	—	—	(30)	(132)
Benefit (provision) for valuation allowance on related party loan - held for sale	—	(679)	7,345	(1,514)
Other income (expense)	(47)	11	464	(488)
Gain on related party loan - held for sale	—	—	49,817	—
Unrealized loss on equity securities	(22,285)	—	(51,250)	—
Total Other Income (Expense)	(22,347)	(1,205)	7,537	(4,068)

Net Loss, before tax	(34,803)	(7,451)	(30,632)	(21,006)
Income tax benefit (provision)	854	—	(1,350)	87
Net Loss	$(33,949)	(7,451)	(31,982)	$(20,919)

Net (Loss) Income Attributable to Non-controlling Interest	(309)	16	(544)	25

Net Loss Attributable to Stockholders of Inpixon	$(33,640)	$(7,467)	(31,438)	$(20,944)

Net Loss Per Share - Basic and Diluted	$(0.29)	$(0.18)	$(0.31)	$(0.90)

Weighted Average Shares Outstanding
Basic and Diluted	117,753,206	41,544,961	102,387,641	23,203,004
The accompanying notes are an integral part of these financial statements

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	Unaudited
Net Loss	$(33,949)	$(7,451)	$(31,982)	$(20,919)
Unrealized foreign exchange (loss) gain from cumulative translation adjustments	(404)	69	(1,012)	(226)

Comprehensive Loss	$(34,353)	$(7,382)	$(32,994)	$(21,145)
The accompanying notes are an integral part of these financial statements

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(Unaudited)
(In thousands, except per share data)

	Series 7 Preferred Stock		Series 4 Convertible Preferred Stock		Series 5 Convertible Preferred Stock		Common Stock			Additional Paid-In Capital	Treasury Stock				Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares		Amount		Shares		Amount
Balance - January 1, 2021	—	—	1	—	126	—	53,178,462		52	225,613	(1)		(695)		660	(180,992)	42	44,680
Common shares issued for registered direct offering	—	—	—	—	—	—	15,800,000		16	74,058	—		—		—	—	—	$74,074
Common shares issued for extinguishment of debt	—	—	—	—	—	—	893,921		1	1,499	—		—		—	—	—	$1,500
Common shares issued for cashless stock options exercised	—	—	—	—	—	—	4,977		—	—	—		—		—	—	—	$—
Common shares issued for net proceeds from warrants exercised	—	—	—	—	—	—	31,505,088		32	3,747	—		—		—	—	—	$3,779
Stock options granted to employees and consultants for services	—	—	—	—	—	—	—		—	5,096	—		—		—	—	—	$5,096
Cumulative translation adjustment	—	—	—	—	—	—	—		—	—	—		—		(671)	—	—	$(671)
Net loss	—	—	—	—	—	—	—		—	—	—		—		—	(12,557)	18	$(12,539)
Balance - March 31, 2021	—	—	1	—	126	—	101,382,448		$101	$310,013	(1)		$(695)		$(11)	$(193,549)	$60	$115,919

Stock options and restricted stock awards granted to employees for services	—	—	—	—	—	—	—	—	—	2,053	—	—	—	—	—	—	—	2,053
Common shares issued for Game Your Game acquisition	—	—	—	—	—	—	1,179,077		1	1,402	—	—	—	—	—	—	2,811	4,214
Common shares issued for Visualix acquisition	—	—	—	—	—	—	369,563		—	429	—	—	—	—	—	—	—	429
Common shares issued for the CXApp	—	—	—	—	—	—	8,849,538		9	9,991	—	—	—	—	—	—	—	10,000
Common shares for cashless stock options exercised	—	—	—	—	—	—	414		—	—	—	—	—	—	—	—	—	—
Common shares issued for restricted stock grants	—	—	—	—	—	—	4,672,988		5	(5)	—	—	—	—	—	—	—	—
Taxes paid on stock based compensation	—	—	—	—	—	—	—		—	(1,687)	—	—	—	—	—	—	—	(1,687)
Cumulative translation adjustment	—	—	—	—	—	—	—		—	—	—	—	—		63	(141)	130	52
Net income (loss)	—	—	—	—	—	—	—		—	—	—		—		—	14,759	(253)	14,506
Balance - June 30, 2021	—	—	1	—	126	—	116,454,028		$116	$322,196	(1)		$(695)		$52	$(178,931)	$2,748	$145,486

Stock options granted to employees and consultants for services	—	—	—	—	—	—	—		—	1,664	—		—		—	—	—	1,664

Common shares issued for extinguishment of debt	—	—	—	—	—	—	877,192	1	999	—	—	—	—	—	1,000
Preferred Shares issued in public offering	—	—	—	—	—	—	—	—	1,589	—	—	—	—	—	1,589
Series 7 Preferred Stock issued for cash	58,750	48,995	—	—	—	—	—	—	—	—	—	—	—	—	—
Series 7 Preferred Stock converted to common stock	(9,500)	(9,500)	—	—	—	—	—	—	—	—	—	—	—	—	—
Common shares issued for conversion of preferred shares	—	—	—	—	—	—	7,600,000	8	9,492	—	—	—	—	—	9,500
Restricted stock grants forfeited	—	—	—	—	—	—	(337,500)	—	—	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(404)	(22)	21	(405)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(33,640)	(309)	(33,949)
Balance - September 30, 2021	49,250	39,495	1	—	126	—	124,593,720	$125	$335,940	(1)	$(695)	$(352)	$(212,593)	$2,460	$124,885
The accompanying notes are an integral part of these financial statements

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(Unaudited)
(In thousands, except per share data)

	Series 7 Preferred Stock		Series 4 Convertible Preferred Stock		Series 5 Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance - January 1, 2020	—	—	1	$—	126	$—	4,234,923	$4	$158,383	(1)	$(695)	$96	$(151,762)	$26	$6,052
Stock options granted to employees and consultants for services	—	—	—	—	—	—	—	—	399	—	—	—	—	—	399
Common Shares issued for net cash proceeds of a public offering	—	—	—	—	—	—	937,010	1	1,251	—	—	—	—	—	1,252
Common shares issued for extinguishment of debt	—	—	—	—	—	—	1,896,557	2	4,192	—	—	—	—	—	4,194
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(613)	—	(1)	(614)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	(6,158)	(10)	(6,168)

Balance - March 31, 2020	—	—	1	$—	126	$—	7,068,490	$7	$164,225	(1)	$(695)	$(517)	$(157,920)	$15	$5,115

Stock options granted to employees for services	—	—	—	—	—	—	—	—	286	—	—	—	—	—	286
Common and preferred shares issued for net cash proceeds from a public offering	—	—	—	—	—	—	29,033,036	29	40,490	—	—	—	—	—	40,519
Common shares issued for extinguishment of debt	—	—	—	—	—	—	3,889,990	4	4,588	—	—	—	—	—	4,592
Common shares issued for extinguishment of liability	—	—	—	—	—	—	183,486		200	—	—	—	—		200
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	318	—	—	318
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	(7,322)	19	(7,303)

Balance - June 30, 2020	—	—	1	$—	126	$—	40,175,002	$40	$209,789	(1)	$(695)	$(199)	$(165,242)	$34	$43,727

Stock options granted to employees and consultants for services	—	—	—	—	—	—	—	—	256	—	—	—	—	—	256
Common shares issued for net cash proceeds from a public offering	—	—	—	—	—	—	1,604,312	2	2,268	—	—	—	—	—	2,270
Issuance of Ten Degrees Acquisition shares	—	—	—	—	—	—	480,000	—	600	—	—	—	—	—	600
Cumulative Translation Adjustment	—	—	—	—	—	—	—	—	—	—	—	69	(1)	1	69
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(7,467)	16	(7,451)

Balance - September 30, 2020	$—	—	1	$—	126	$—	42,259,314	$42	$212,913	(1)	$(695)	$(130)	$(172,710)	$51	$39,471
The accompanying notes are an integral part of these financial statements

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Nine Months Ended September 30,
	2021	2020
Cash Flows Used in Operating Activities	(Unaudited)

Net loss	$(31,982)	$(20,919)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	970	568
Amortization of intangible assets	3,571	1,929
Amortization of right of use asset	527	322
Stock based compensation	8,813	941
Loss on exchange of debt for equity	30	132
Amortization of debt discount	224	2,272
Accrued interest income, related party	(1,627)	(32)
Provision for doubtful accounts	100	—
Unrealized gain on note	(638)	—
Provision for inventory obsolescense	300	—
(Recovery) provision for valuation allowance for held for sale loan	(7,345)	1,514
Provision for valuation allowance for related party receivable	—	648
Gain on settlement of related party promissory note and loan related party receivable	(49,817)	—
Deferred income tax	(4,507)	(87)
Unrealized loss on equity securities	51,250	—
Other	137	74

Changes in operating assets and liabilities:
Accounts receivable and other receivables	(678)	(1,111)
Inventory	(499)	(14)
Prepaid expenses and other current assets	(70)	(814)
Other assets	200	(20)
Accounts payable	(653)	(1,359)
Accrued liabilities	3,421	54
Income tax liabilities	3,471	—
Deferred revenue	1,214	224
Operating lease obligation	(519)	(325)
Other liabilities	89	453

Net Cash Used in Operating Activities	(24,018)	(15,550)

Cash Flows Used in Investing Activities
Purchase of property and equipment	(258)	(546)
Purchases of capitalized software	(857)	(688)
Purchases of other short term investments	(2,000)	—
Sales of other short term investments	2,000	—
Purchases of treasury bills	(63,362)	—
Sales of treasury bills	28,000	—
Purchase of Systat licensing agreement	(900)	(2,200)

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

Issuance of note receivable	(268)	—
Acquisition of Ten Degrees	—	(1,500)
Acquisition of Game Your Game	184	—
Acquisition of CXApp	(15,186)	—
Acquisition of Visualix	(61)	—
Net Cash Used in Investing Activities	$(52,708)	(4,934)

Cash From Financing Activities
Net repayments to bank facility	—	(150)
Net proceeds from issuance of preferred stock and warrants	50,584	—
Net proceeds from issuance of common stock and warrants	77,853	44,041
Taxes paid related to net share settlement of restricted stock units	(1,687)	—
Net repayments of notes payable	—	(74)
Loans to related party	(117)	(1,806)
Repayments from related party	—	292
Net proceeds from promissory notes	—	5,000
Repayment of CXApp acquisition liability	(241)	—
Repayment of acquisition liability to Nanotron shareholders	(467)	—
Repayment of acquisition liability to Locality shareholders	(500)	(250)
Net Cash Provided By Financing Activities	125,425	47,053

Effect of Foreign Exchange Rate on Changes on Cash	90	(42)

Net Increase in Cash and Cash Equivalents	48,789	26,527

Cash and Cash Equivalents - Beginning of period	17,996	4,849

Cash and Cash Equivalents - End of period	$66,785	$31,376

Supplemental Disclosure of cash flow information:
Cash paid for:
Interest	$3	$4
Income Taxes	$2,387	$—

Non-cash investing and financing activities
Common shares issued for extinguishment of liability	$—	$200
Common shares issued for extinguishment of debt	$2,500	$8,786
Right of use asset obtained in exchange for lease liability	$—	$389
Settlement of Sysorex Note	$7,462	$—
Investment in equity securities	$58,905	$—
Common shares issued for Ten Degrees acquisition	$—	$600
Common shares issued for CXApp acquisition	$10,000	$—
Common shares issued for Game Your Game acquisition	$1,403	$—
Common shares issued for Visualix asset acquisition	$429	$—
Preferred shares converted into common shares	$9,500	$—
The accompanying notes are an integral part of these financial statements

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

Note 1 - Organization and Nature of Business
Inpixon, and its wholly-owned subsidiaries, Inpixon Canada, Inc. (“Inpixon Canada”) and Jibestream, Inc. (“Jibestream”), which was amalgamated into Inpixon Canada on January 1, 2020, Inpixon Limited (“Inpixon UK”), Inpixon GmbH ("Inpixon Germany"), as well as Inpixon Germany's wholly-owned subsidiary, Nanotron GmbH ("Nanotron"), Design Reactor, Inc. ("CXApp"), and Inpixon's majority-owned subsidiaries Inpixon India Limited (“Inpixon India”) and Game Your Game, Inc. ("Game Your Game"), as well as Game Your Game's wholly-owned subsidiary "Active Mind Technology Ltd. ("Active Mind Technology") (unless otherwise stated or the context otherwise requires, the terms “Inpixon” “we,” “us,” “our” and the “Company” refer collectively to Inpixon and the aforementioned subsidiaries), are an indoor intelligence company. Our business and government customers use our solutions to secure, digitize and optimize their indoor spaces with our positioning, mapping, RTLS (real time location systems) and analytics products. Our indoor intelligence platform uses sensor technology to detect accessible cellular, Wi-Fi, Bluetooth, ultra-wide band (“UWB”) and chirp signals emitted from devices within a venue providing positional information similar to what global positioning system (“GPS”) satellite systems provide for the outdoors. Combining this positional data with our dynamic and interactive mapping solution and a high-performance analytics engine, yields near real time insights to our customers providing them with visibility, security and business intelligence within their indoor spaces. Our highly configurable platform can also ingest data from our customers’ and other third-party sensors, Wi-Fi access points, Bluetooth beacons, video cameras, and big data sources, among others, to maximize indoor intelligence. The Company also offers digital tear-sheets with optional invoice integration, digital ad delivery, and an e-edition designed for reader engagement for the media, publishing and entertainment industry and a comprehensive set of data analytics and statistical visualization solutions with its SAVES product line catering to the needs of engineers and scientists. The Company is headquartered in Palo Alto, California, and has subsidiary offices in Coquitlam, Canada, New Westminster, Canada, Toronto, Canada, Slough, United Kingdom, Ratingen, Germany, Berlin, Germany, Bangalore, India and Hyderabad, India.
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
Liquidity
As of September 30, 2021, the Company has a working capital surplus of approximately $96.8 million, cash of approximately $66.8 million and short term investments of $43.2 million. For the three months ended September 30, 2021, the Company had a net loss of approximately $33.9 million. For the nine months ended September 30, 2021, the Company had a net loss of approximately $32.0 million. The net income/loss for each of these periods include a gain on the settlement of the Sysorex debt with the issuance of the Sysorex securities to the Company on April 14, 2021 offset by the unrealized loss on the related investment in equity securities as of September 30, 2021. See further details in Note 14, 22 and 24.
On each of January 24, 2021, February 12, 2021 and February 16, 2021 the Company entered into a Securities Purchase Agreement with an institutional investor, pursuant to which the Company sold an aggregate of 15,800,000 shares of its common stock, warrants to purchase up to 44,305,088 shares of common stock at exercise prices ranging from $1.55 to $2.01 and pre-funded warrants to purchase up to 28,505,088 shares of common stock at an exercise price of $0.001 per share at purchase prices ranging from $1.549 to $2.009 per share. The Company raised net proceeds of $77.9 million after deduction of sales commissions and other offering expenses. On September 13, 2021, the Company entered into a Securities Purchase Agreement with certain institutional investors named therein, pursuant to which the Company sold in a registered direct offering (i) 58,750 shares of Series 7 Convertible Preferred Stock and (ii) related warrants to purchase up to an aggregate of 47,000,000 shares of common stock. Each share of Series 7 Convertible Preferred Stock and the related Warrants were sold at a subscription amount of $920, representing an original issue discount of 8% of the stated value of each share of Series 7 Convertible Preferred Stock

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
Note 1 - Organization and Nature of Business (continued)
for an aggregate subscription amount of $54.1 million. The net proceeds to the Company from this offering was $50.6 million after placement agent commissions and other offering costs. See further breakdown in Note 17 - Capital Raises.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
Note 3 - Summary of Significant Accounting Policies (continued)
Investments
Short-term investments
Investments with maturities greater than 90 days but less than one year are classified as short-term investments on the consolidated balance sheets and consist of US Treasury Bills. Accrued interest on US Treasury bills are also classified as short term investment.
Our short-term investments are considered available for use in current operations, are classified as available-for-sale securities. Available for sale securities are carried at fair value, with an unrealized gains and losses included in the Other income (expense) line of the Condensed Consolidated Statements of Operations. The Company recorded unrealized losses of approximately $81 thousand for the three months ended September 30, 2021 and an unrealized loss of approximately $143 thousand for the nine months ended September 30, 2021. No unrealized gain or loss was recorded on available for sale securities for the three and nine months ended September 30, 2020.
Mezzanine equity
When ordinary or preferred shares are determined to be conditionally redeemable upon the occurrence of certain events that are not solely within the control of the issuer, and upon such event, the shares would become redeemable at the option of the holders, they are classified as ‘mezzanine equity’ (temporary equity). The purpose of this classification is to convey that such a security may not be permanently part of equity and could result in a demand for cash, securities or other assets of the entity in the future.
Investment in equity securities- fair value
Investment securities—fair value consist primarily of investments in equity securities and are carried at fair value in accordance with Accounting Standards Codification ("ASC") 321, Investments-Equity Securities (“ASC 321”). These securities are marked to market based on the respective publicly quoted market prices of the equity securities adjusted for liquidity. These securities transactions are recorded on a trade date basis. Any unrealized appreciation or depreciation on investment securities is reported in the Condensed Consolidated Statement of Operations within Unrealized Loss on Equity Securities. The Unrealized loss on equity securities for the three and nine months ended September 30, 2021 was $22.3 million and $51.3 million, respectively. There were no unrealized gains or losses on equity securities during the three and nine months ended September 30, 2020.
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
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
Professional services are also contracted on the fixed fee and time and materials basis. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts including maintenance service provided by in house personnel, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the three and nine months ended September 30, 2021 and 2020, the Company did not incur any such losses. These amounts are based on known and estimated factors.
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
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
Contract Balances
The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had deferred revenue of approximately $4.5 million and $1.9 million as of September 30, 2021 and December 31, 2020, respectively, related to cash received in advance for product maintenance services and professional services provided by the Company’s technical staff. The Company expects to satisfy its remaining performance obligations for these maintenance services and professional services, and recognize the deferred revenue and related contract costs over the next twelve months.
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
The Company incurred stock-based compensation charges of approximately $1.7 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively, and approximately $8.8 million and $0.9 million for the nine months ended September 30, 2021 and 2020, respectively, which are included in general and administrative expenses. Stock-based compensation charges are related to employee compensation and related benefits.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
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
The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the nine months ended September 30, 2021 and 2020:

	For the Nine Months Ended September 30,
	2021	2020
Options	12,074,352	5,544,594
Warrants	96,398,338	93,252
Convertible preferred stock	39,400,846	846
Earnout reserve	11,061,939	—
Total	158,935,475	5,638,692
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
In August 2020, the FASB issued ASU 2020-06, "Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40)" ("ASU 2020-06"), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASU 2020-06 removes from U.S. GAAP the separation models for (1) convertible debt with a cash conversion feature ("CCF") and (2) convertible instruments with a beneficial conversion feature ("BCF"). As a result, after adopting the ASU’s guidance, entities will not separately present in equity an embedded conversion feature in such debt. Instead, they will account for a convertible debt instrument wholly as debt, and for convertible preferred stock wholly as preferred stock (i.e., as a single unit of account), unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC 815 or (2) a convertible debt instrument was issued at a substantial premium. ASU 2020-06 is effective for public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company will adopt the provisions of ASU 2020-06 effective January 1, 2022 and is currently assessing potential impacts.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
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

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
Note 4 - Disaggregation of Revenue (continued)
Revenues consisted of the following (in thousands):

	For the Three Months ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Recurring revenue
Hardware	$3	$—	$3	$—
Software	1,971	1,194	5,093	2,834
Professional services	—	32	35	93
Total recurring revenue	$1,974	$1,226	$5,131	$2,927

Non-recurring revenue
Hardware	$1,031	$832	$2,244	$951
Software	781	269	1,390	350
Professional services	664	227	2,092	1,206
Total non-recurring revenue	$2,476	$1,328	$5,726	$2,507

Total Revenue	$4,450	$2,554	$10,857	$5,434

	For the Three Months ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue recognized at a point in time
Indoor Intelligence (1)	$2,167	$853	$3,382	$1,053
Saves (1)	309	248	917	248
Shoom (1)	—	—	—	—
Total	$2,476	$1,101	$4,299	$1,301

Revenue recognized over time
Indoor Intelligence (2) (3)	$1,067	$613	$3,739	$2,276
Saves (3)	405	337	1,312	337
Shoom (3)	502	503	1,507	1,520
Total	$1,974	$1,453	$6,558	$4,133

Total Revenue	$4,450	$2,554	$10,857	$5,434
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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
On February 22, 2021, the Company entered into a Second Amendment to the License Agreement to allow for the exercise of the purchase option in whole or in part anytime during the Purchase Option Period and to provide for cash consideration in lieu of an assignment of the Note at its option. In addition, the Company exercised its option to purchase a portion of the underlying assets, including certain software, trademarks, solutions, domain names and websites from Systat in exchange for consideration in an amount equal to $0.9 million.
The Second Amendment was accounted for as a business combination in accordance with ASC 805 Business Combinations. The value of the intangibles and goodwill were calculated by a third party valuation firm based on projections and financial data provided by management of the Company.
The purchase price is allocated as follows (in thousands):

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
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
The value of the intangibles were calculated by a third party valuation firm based on projections and financial data provided by management of the Company. The developed technology and non-compete agreements acquired are included in the consolidated balance of intangible assets as of September 30, 2021. There was no goodwill acquired or recognized as a result of the acquisition of Ten Degrees.

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
On February 24, 2021, the Company entered into an amendment to the Purchase Agreement pursuant to which we agreed to the early release of the Holdback Funds, in exchange for a reduction in the total amount payable to the Seller by $225,000. In addition, the amount payable was further reduced by $59,157 in connection with a post closing working capital adjustment and the satisfaction of a claim related to a customer dispute. A balance of $465,843 was paid to the Seller in full satisfaction of the Holdback Funds payable by the Purchaser to the Seller pursuant to the Purchase Agreement.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

Note 7 – Nanotron Acquisition (continued)

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
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
Total acquisition-related costs for the Acquisition incurred during the period ended September 30, 2021 ended was $304,211 and is included in acquisition-related costs in the Purchaser’s Statements of Operations. The below table details the acquisition-related costs for the Acquisition (in thousands):

Professional fees	$154
Consulting fees	150
Total acquisition costs	$304

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

The following table represents the purchase price (in thousands).

Cash	$61
Stock (369,563 number of common stock shares)	429
Total Purchase Price	$490

Assets Acquired (in thousands):

Developed Technology	$429
Non-compete Agreements	61
Total Purchase Price	$490

Note 10 – CXApp Acquisition

On April 30, 2021, the Company acquired Design Reactor, Inc. (“CXApp”). In exchange for the aggregate purchase price of $32,500,000, the Company acquired all of the outstanding capital of the CXApp, incorporated in the State of California. The price was subject to certain post-closing adjustments based on actual working capital as of the closing as described in the stock purchase agreement. The goodwill of $17,431,697 arising from the acquisition consists of an acquired workforce, as well as synergies and economies of scale expected from combined operations of Inpixon and the CXApp.

The following table represents the preliminary purchase price (in thousands).

Cash	$22,500
Stock (8,849,538 number of common stock shares)	10,000
Total Purchase Price	$32,500

In relation to the cash payment, Inpixon retained $4,875,000 of Holdback Funds from the Purchase Price to secure the Seller's obligations under the stock purchase agreement, with any unused portion of the Holdback Funds to be released to the Seller on the date that is 18 months after the Closing Date. In addition, to the Holdback Funds, the Company is to pay various costs to

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

Note 10 – CXApp Acquisition (continued)

third parties on the Seller's behalf. These costs consisted of Seller transaction expenses, option payouts, bonus payouts, and miscellaneous accrued expenses. The Company retained cash for these future payments and recorded these future payments in Acquisition Liability on the closing date of the Acquisition. The following represents the amounts that were recorded to Acquisition Liability (in thousands):

Acquisition Liability
Current
Option payout	$296
Bonus payout	34
Seller transaction expenses	72
Miscellaneous accrued expenses	174
Total current	$576

Noncurrent
Option payout	$493
Bonus payout	57
Holdback funds	4,875
Total noncurrent	5,425
6,001
Less payments made during the three months ended June 30, 2021	(136)
Less payments made during the three months ended September 30, 2021	(104)
Total acquisition liability	$5,761

In connection with the Acquisition, the Company is to pay an additional amount up to $12,500,000 to certain select sellers of CXApp shares (payable in shares of the Company’s common stock based on a per share price of $1.13, subject to stockholder approval) in contingent earnout payments subject to CXApp meeting certain revenue targets on the one year anniversary of the Acquisition date. (the "Earnout Payment"). The Earnout Payment is subject to and conditioned upon each individual select seller's continued active employment or service with the Company at the time of the earnout payment date. The Earnout Payment is treated as post-combination compensation expense. The Company recorded $0.8 million and $2.9 million of this expense for the three and nine months ended September 30, 2021 which is included in the General and Administrative costs of the condensed consolidated statements of operations.

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

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

Note 10 – CXApp Acquisition (continued)

Fair Value Allocation
Assets acquired:
Cash and cash equivalents	1,312
Trade and other receivables	1,626
Prepaid expenses and other current assets	68
Property, plant, and equipment	6
Tradename	2,170
Proprietary technology	8,740
Customer relationships	4,680
Non-compete agreements	2,690
Goodwill	17,432
Total assets acquired	38,724

Liabilities assumed:
Accounts payable	203
Deferred revenue	1,372
Accrued expenses and other liabilities	116
Deferred tax liability	4,505
Other tax liability, noncurrent	28
Total liabilities assumed	6,224
Estimated fair value of net assets acquired:	32,500
The value of the intangibles and goodwill were calculated by a third party valuation firm based on projections and financial data provided by management of the Company. The goodwill represents the excess fair value after the allocation to the intangibles. The calculated goodwill is not tax deductible for tax purposes.
Total acquisition-related costs for the Acquisition incurred during the period ended September 30, 2021 was $474,928 and is included in acquisition-related costs in the Company’s Statements of Operations. The below table details the acquisition-related costs for the Acquisition (in thousands):

Accounting fees	$115
Legal fees	360
Total acquisition costs	$475

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
Note 11 - Proforma Financial Information
Nanotron Proforma and CXApp Proforma Financial Information
The following unaudited proforma financial information presents the consolidated results of operations of the Company and Nanotron for the three and nine months ended September 30, 2020, as if the acquisition had occurred as of the beginning of the first period presented instead of on October 6, 2020. The proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.
The following unaudited proforma financial information presents the consolidated results of operations of the Company and the CXApp for the three and nine months ended September 30, 2021, as if the acquisition had occurred as of the beginning of the first period presented instead of on April 30, 2021. The proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.
The proforma financial information for Ten Degrees, Game Your Game and Visualix have not been presented as it is deemed immaterial.
The proforma financial information for the Company, Nanotron, and CXApp is as follows (in thousands). Nanotron is not included in 2021 proforma information as the acquisition occurred on October 6, 2020:

	For the Three Months Ended September 30, 2020	For the Nines Months Ended September 30, 2020
Revenues	$4,426	$11,184
Net income (loss) attributable to common stockholders	$(7,369)	$(23,230)
Net income (loss) per basic and diluted common share	$(0.15)	$(0.72)
Weighted average common shares outstanding:
Basic and Diluted	50,394,519	32,052,562

For the Nines Months Ended For the Nine Months Ended September 30, 2021
Revenues	$12,707
Net income (loss) attributable to common stockholders	$(32,049)
Net income (loss) per basic and diluted common share	$(0.30)
Weighted average common shares outstanding:
Basic and Diluted	106,278,729

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
Note 12- Goodwill and Intangibles

Goodwill:

The following table summarizes the changes in the carrying amount of Goodwill for the nine months ended September 30, 2021 (in thousands):

	Balance as of December 31, 2020	Goodwill additions through acquisitions	Valuation Measurement Period Adjustments	Exchange rate fluctuations as of September 30, 2021	Balance as of September 30, 2021
Systat	$520	$175	$—	$—	$695
GTX	2	—	—	—	2
Nanotron	3,931	—	(255)	(212)	3,464
Locality	672	—	—	1	673
Jibestream	1,463	—	—	2	1,465
CXApp	—	17,432	—	—	17,432
Game Your Game	—	286	—	—	286
Total	$6,588	$17,893	$(255)	(209)	$24,017

Intangibles assets at September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	Gross Carrying Amount		Accumulated Amortization Amount		Remaining Weighted Average Useful Life
	September 30,	December 31,	September 30,	December 31,
	2021	2020	2021	2020
IP Agreement	$176	$186	$(44)	$(12)	3.00
Trade Name/Trademarks	$4,273	$1,112	$(1,256)	$(854)	4.42
Webstores & Websites	$404	$—	$(90)	$—	2.33
Customer Relationships	$11,176	$5,590	$(3,697)	$(2,972)	5.98
Developed Technology	$38,469	$26,216	$(18,098)	$(16,646)	8.69
Non-compete Agreements	$5,200	$2,485	$(1,738)	$(902)	2.7
Export License	$14	$—	$(14)	$—	0
Totals	$59,712	$35,589	$(24,937)	$(21,386)

Amortization Expense:

Amortization expense for the three months ended September 30, 2021 and 2020 was approximately $1.7 million and $0.4 million, respectively, and approximately $3.6 million and $1.9 million for the nine months ended September 30, 2021 and 2020, respectively.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

Note 12- Goodwill and Intangibles (continued)

Future amortization expense on intangibles assets is anticipated to be as follows (in thousands):

Amount
December 31, 2021 (for 3 months)	$1,534
December 31, 2022	6,137
December 31, 2023	5,927
December 31, 2024	4,967
December 31, 2025 and thereafter	16,210
$34,775
Note 13 - Inventory
Inventory as of September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	As of September 30, 2021	As of December 31, 2020
Raw materials	$531	$210
Work-in-process	129	138
Finished goods	1,317	1,033
Subtotal inventory	1,977	1,381
Inventory obsolescence reserve	(437)	(138)
Total Inventory	$1,540	$1,243

Note 14 - Investments in Equity Securities

Investment securities—fair value consist of investments in the Company’s investment in shares and rights of equity securities. The composition of the Company’s investment securities—fair value was as follows (in thousands):

	As of September 30, 2021
	Cost	Fair Value
Investments in equity securities- fair value
Equity shares	$47,841	$6,217
Equity rights	11,064	1,438
Total investments in equity securities- fair value	$58,905	$7,655

For the three and nine months ended September 30, 2021, the Company recognized a net unrealized loss on equity securities of $22.3 million and $51.3 million in the other income/expense section of the condensed consolidated statements of operations.

There were no realized gains and losses on equity securities for the three and nine months ended September 30, 2020.

Note 15 - Accrued Liabilities

Accrued liabilities as of September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	As of September 30, 2021	As of December 31, 2020
Accrued compensation and benefits	$4,278	$1,266
Accrued Interest Expense	904	536
Accrued Bonus and Commissions	699	426
Accrued Other	679	497
Accrued sales and other indirect taxes payable	63	14
	$6,623	$2,739

Note 16 - Debt
Debt as of September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

Short-Term Debt	Maturity	September 30, 2021	December 31, 2020
March 2020 10% Note	3/18/2022	$3,251	5,655
Unamortized Debt discount		—	(254)
Total Short-Term Debt		$3,251	$5,401

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

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

On February 11, 2021, the Company entered into an exchange agreement with Iliad, pursuant to which the Company and Iliad agreed to: (i) partition a new promissory note in the form of the March 2020 10% Note equal to $1.5 million and then cause the outstanding balance of the March 2020 10% Note to be reduced by $1.5 million; and (ii) exchange the partitioned note for the delivery of 893,921 shares of the Company’s Common Stock, at an effective price per share equal to $1.678. The Company analyzed the exchange of the principal under the March 2020 10% Note as an extinguishment and compared the net carrying value of the debt being extinguished to the reacquisition price (shares of common stock being issued) and recorded approximately a $30,000 loss on the exchange of debt for equity as a separate item in the other income/expense section of the condensed consolidated statements of operations for the nine months ended September 30, 2021.

The Company entered into an exchange agreement with Iliad which afforded a free trading date of July 1, 2021, pursuant to which the Company and Iliad agreed to: (i) partition a new promissory note in the form of the March 2020 10% Note equal to $1.0 million and then cause the outstanding balance of the March 2020 10% Note to be reduced by $1.0 million; and (ii) exchange the partitioned note for the delivery of 877,192 shares of the Company’s Common Stock, at an effective price per share equal to $1.14. The Company analyzed the exchange of the principal under the March 2020 10% Note as an extinguishment and compared the net carrying value of the debt being extinguished to the reacquisition price (shares of common stock being issued) and there was no loss on the exchange for debt for equity.

Note 17 - Capital Raises
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
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
On September 13, 2021, the Company entered into a Securities Purchase Agreement with certain institutional investors named therein, pursuant to which the Company sold in a registered direct offering (i) 58,750 shares of Series 7 Convertible Preferred Stock and (ii) related warrants to purchase up to an aggregate of 47,000,000 shares of common stock. Each share of Series 7 Convertible Preferred Stock and the related Warrants were sold at a subscription amount of $920, representing an original issue discount of 8% of the stated value of each share of Series 7 Convertible Preferred Stock for an aggregate subscription amount of $54.1 million. In connection with this offering, the Company filed a Certificate of Designation for the Series 7 Convertible Preferred Stock with the Nevada Secretary of State. The Company has authorized the issuance of 5,000,000 shares of preferred stock, of which 49,250 shares were issued and outstanding as of September 30, 2021. Each share of Series 7 Convertible Preferred Stock has a par value of $0.001 per share and stated value of $1,000 per share. The shares of Series 7 Convertible Preferred Stock are convertible into shares of the Company’s common stock, at a conversion price of $1.25 per share. Each share of Series 7 Convertible Preferred Stock is entitled to receive cumulative dividends, payable in the same form as dividends paid on shares of the Company’s common stock. At any time beginning on the 6-month anniversary of the date the shares of Series 7 Convertible Preferred Stock are issued and ending ninety (90) days thereafter, the holders of the Series 7 Convertible Preferred Stock have the right to redeem all or part of the shares held by such holder in cash for the redemption price equal to the stated value of such share, plus all accrued but unpaid dividends thereon and all liquidated damages and other costs, expenses or amounts due. Upon redemption, the holder of the Series 7 Convertible Preferred Stock will forfeit 75% of the warrants issued in connection therewith. The holders of the Series 7 Convertible Preferred Stock shall vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the stockholders of the Company.The Series 7 Convertible Preferred Stock and related warrants subject to forfeiture are recorded as Mezzanine Equity in the accompanying balance sheets as the holder has the option to redeem these shares for cash and the warrants are an embedded feature for the Series 7 Convertible Preferred Stock. The remaining warrants that are not subject to forfeiture are recorded within Stockholders' Equity as the remaining warrants are classified as freestanding instruments The aggregate net proceeds from the offering, after deducting the placement agent fees and other estimated offering expenses, were approximately $50.6 million. The Company classified these warrants as equity resulting in a discount of $4,700,000. See Note 19 for Preferred Stock and Note 21 for Warrant details.
Note 18 - Common Stock
During the three months ended March 31, 2021, the Company issued 893,921 shares of common stock under exchange agreements to settle outstanding balances totaling approximately $1,499,106 under partitioned notes. (See Note 16 ).
During the three months ended March 31, 2021, the Company issued 15,800,000 shares of common stock in connection with registered direct offerings at per share prices between $1.55 and $2.01, resulting in net proceeds to the Company of approximately $74.06 million after subtracting sales commissions and other offering expenses (See Note 17 ).
During the three months ended March 31, 2021, the Company issued 4,977 shares of common stock issued for cashless stock options exercised.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
During the three months ended March 31, 2021, the Company issued 31,505,088 shares of common stock in connection with the exchange of Pre-Funded Warrants (as defined in Note 21) offered under the Securities Purchase Agreement, resulting in net proceeds of $3,747,000. See Note 10 and Note 13 for further details.
During the three months ended June 30, 2021, the Company issued 1,179,077 shares of common stock in connection with the Game Your Game acquisition with a fair value of approximately $1,401,924. (See Note 8).
During the three months ended June 30, 2021, the Company issued 369,563 shares of common stock in connection with the Visualix asset purchase with a fair value of approximately $428,323. (See Note 9)
During the three months ended June 30, 2021, the Company issued 8,849,538 shares of common stock in connection with the CXApp acquisition with a fair value of approximately $10,000,000. (See Note 10).
During the three months ended June 30, 2021, the Company issued 4,672,988 shares of common stock net of 921,838 shares withheld for employee taxes for restricted stock granted in February 2021 at a par value of $0.001 per share.
During the three months ended June 30, 2021, the Company issued 414 shares of common stock for cashless stock options exercised.
During the three months ended September 30, 2021, the Company issued 877,192 shares of common stock under an exchange agreement to settle outstanding balances totaling approximately $1.0 million under a partitioned note. (See Note 16 ).
During the three months ended September 30, 2021, 9,500 shares of Series 7 Convertible Preferred Stock were converted into 7,600,000 shares of the Company's common stock (See Note 19).
During the three months ended September 30, 2021, 337,500 shares of common stock issued in connection with unvested restricted stock grants were forfeited in connection with the departure of an employee.

Note 19 - Preferred Stock

On September 13, 2021, the Company filed the Certificate of Designation with the Secretary of State of the State of Nevada, amending the Company’s Articles of Incorporation, as amended, by establishing the Series 7 Convertible Preferred Stock, consisting of 58,750 authorized shares, $0.001 par value per share and $1,000 stated value per share. The holders of the Series 7 Convertible Preferred Stock have full voting rights and powers, except as otherwise required by the Articles of Incorporation, as amended, or applicable law. The holders of Series 7 Convertible Preferred Stock shall vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the stockholders of the Company. Each holder of the Series 7 Convertible Preferred Stock shall be entitled to the number of votes equal to the number of shares of common stock into which the Series 7 Convertible Preferred Stock then held by such holder could be converted on the record date for the vote which is being taken, provided, however, that the voting power of a holder together with its Attribution Parties (as defined in the Certificate of Designation), may not exceed 19.99% (or such greater percentage allowed by the Nasdaq Listing Rules without any shareholder approval requirements). The Series 7 Convertible Preferred Stock is convertible into the number of shares of common stock, determined by dividing the aggregate stated value of the Series 7 Convertible Preferred Stock of $1,000 per share to be converted by $1.25.
On September 13, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors named therein, pursuant to which the Company agreed to issue and sell in a registered direct offering (i) up to 58,750 shares of Series 7 Convertible Preferred Stock and (ii) related warrants to purchase up to an aggregate of 47,000,000 shares of common stock (the “Warrants”). Each share of Series 7 Convertible Preferred Stock and the related Warrants were sold at a subscription amount of $920, representing an original issue discount of 8% of the stated value for an aggregate subscription amount of $54,050,000. The shares of Series 7 Convertible Preferred Stocks are recorded as Mezzanine Equity in the accompanying balance sheets as the holder has the option to redeem these shares for cash. The aggregate net proceeds from the offering, after deducting the placement agent fees and other estimated offering expenses, was approximately $50.6 million.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
During the three months ended September 30, 2021, 9,500 shares of Series 7 Convertible Preferred Stock were converted into 7,600,000 shares of the Company's common stock.
As of September 30, 2021 there was 49,250 shares of Series 7 Convertible Preferred stock outstanding.
Note 20 - Stock Award Plans and Stock-Based Compensation
In September 2011, the Company adopted the 2011 Employee Stock Incentive Plan (the “2011 Plan”) which provides for the granting of incentive and non-statutory common stock options and stock based incentive awards to employees, non-employee directors, consultants and independent contractors. The plan was terminated by its terms on August 31, 2021 and and no new awards will be issued under the 2011 Plan.
In February 2018, the Company adopted the 2018 Employee Stock Incentive Plan (the “2018 Plan” and together with the 2011 Plan, the “Option Plans”), which is utilized for employees, corporate officers, directors, consultants and other key persons employed. The 2018 Plan provides for the granting of incentive stock options, NQSOs, stock grants and other stock-based awards, including Restricted Stock and Restricted Stock Units (as defined in the 2018 Plan).
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
The aggregate number of shares that may be awarded under the 2018 Plan as of September 30, 2021 is 18,730,073. As of September 30, 2021, 16,409,818 of stock options and restricted stock were granted to employees, directors and consultants of the Company (including 1 share outside of our plan and 81 under our 2011 Plan) and 2,320,337 options were available for future grant under the 2018 Plan.
Employee Stock Options
During the three months ended March 31, 2021, the Company granted options under the 2018 Plan for the purchase of 1,605,000 shares of common stock to employees and consultants of the Company. These options are 100% vested or vest pro-rata over 12, 24 or 36 months, have a life of ten years and an exercise price of $1.83 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the awards was determined to be approximately $1.0 million. The fair value of the common stock as of the grant date was determined to be $1.83 per share.
On February 5, 2021, the Company issued 4,977 shares of common stock in connection with the cashless exercise of 14,583 employee stock options.
On June 10, 2021, the Company issued 414 shares of common stock in connection with the cashless exercise of 6,111 employee stock options.
During the three months ended September 30, 2021, the Company granted options under the 2018 Plan for the purchase of 5,580,000 shares of common stock to employees and consultants of the Company. These options are 100% vested or vest pro-rata over 36 months, have a life of ten years and an exercise price of $1.03 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the awards was determined to be approximately $1.9 million. The fair value of the common stock as of the grant date was determined to be $1.03 per share.
During the three months ended September 30, 2021 and 2020, the Company recorded a charge for the amortization of stock options of approximately $0.6 million and $0.3 million, respectively, and $1.4 million and $0.9 million for the nine months ended September 30, 2021 and 2020, respectively, which is included in the general and administrative section of the condensed consolidated statement of operations.
As of September 30, 2021, the fair value of non-vested stock options totaled approximately $4.9 million, which will be amortized to expense over the weighted average remaining term of 0.87 years.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
Note 20 - Stock Award Plans and Stock-Based Compensation (continued)
See below for a summary of the stock options granted under the 2011 and 2018 plans:

	2011 Plan	2018 Plan	Non Plan	Total
Beginning balance as of January 1, 2021	89	5,449,967	1	5,450,057
Granted		7,185,000		1,605,000
Exercised		(20,694)		(14,583)
Expired	(8)	(80,254)		(43,075)
Forfeited		(459,771)		(149,522)
Ending balance as of September 30, 2021	81	12,074,248	1	6,847,877
The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. Key weighted-average assumptions used to apply this pricing model during nine months ended September 30, 2021 were as follows:

For the Nine Months Ended September 30, 2021
Risk-free interest rate	0.59% - 0.75%
Expected life of option grants	5 years
Expected volatility of underlying stock	37.67% - 38.15%
Dividends assumption	--
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

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
Note 20 - Stock Award Plans and Stock-Based Compensation (continued)
Restricted Stock Awards
On February 19, 2021, the Company granted 5,250,000 restricted stock awards to employees of the Company. These stock awards vest either 25% on the Grant Date and 25% on each one year anniversary of Grant Date or 50% on Grant Date and 50% on the one year anniversary. In accordance with the terms of the restricted stock award agreements 921,838 shares of common stock underlying the awards were withheld by the Company in satisfaction of the employee portion of the payroll taxes required to paid in connection with the grant of such awards.
On April 23, 2021, the Company granted 344,826 restricted stock awards to employees of the Company. These stock awards either vest 50% at the 6 months anniversary and 50% on the one year anniversary or over 2 years pro rata every 6 months.
On August 21, 2021, 337,500 of unvested restricted stock award grants were forfeited in connection with the departure of an employee.
During the three and nine months ended September 30, 2021 the Company recorded a charge of $1.1 million and $7.4 million, respectively,for the amortization of vested restricted stock awards.
The Company determined the fair value of these grants based on the closing price of the Company’s common stock on the respective grant dates. The compensation expense is being amortized over the respective vesting periods.
Note 21 - Warrants
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
During the nine months ended September 30, 2021, the Company issued 13,554,838 shares of common stock in connection with the exercise of 13,554,838 Pre-Funded Warrants at $0.001 per share in connection with the January 24, 2021 Securities Purchase Agreement.
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

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
Note 21 - Warrants (continued)
During the nine months ended ended September 30, 2021, the Company issued 8,000,000 shares of common stock in connection with the exercise of 8,000,000 Pre-Funded Warrants at an exercise price of $0.001 per share in connection with the February 12, 2021 Securities Purchase Agreement.On February 16, 2021, Inpixon entered into a Securities Purchase Agreement with an institutional investor named therein (the “Investor”), pursuant to which the Company agreed to issue and sell, in a registered direct offering, 3,000,000 shares of the Company’s common stock, par value 0.001 per share, and warrants to purchase up to 9,950,250 shares of common stock (the “Purchase Warrants”) at a combined offering price of $2.01 per share. The Purchase Warrants have an exercise price of $2.01 per share. Each Purchase Warrant is exercisable for one share of common stock and will be immediately exercisable and will expire five years from the issuance date.
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
During the nine months ended September 30, 2021, the Company issued 6,950,250 shares of common stock in connection with the exercise of 6,950,250 pre-funded warrants at $0.001 per share in connection with the February 16, 2021 Securities Purchase Agreement.
On September 13, 2021, the Company entered into a Securities Purchase Agreement (the "Offering") with certain investors pursuant to which the Company agreed to issue and sell, in a registered direct offering sold an aggregate of 58,750 shares of the Company’s Series 7 Convertible Preferred Shares, par value $0.001 per share, which are convertible into 47,000,000 shares of the Company’s common stock and warrants to purchase up to 47,000,000 shares of common stock. Each share and related warrants were sold together at a subscription amount of $920, representing an original issue discount of 8% of the Stated Value for an aggregate subscription amount of $54.1 million.

Note 22- Income Taxes
There is an income tax benefit of approximately $0.9 million and an income tax expense of approximately $1.4 million for the three and nine months ended September 30, 2021. The income tax expense relates primarily to Inpixon and the gain on related party loan held for sale, which is offset by the release of valuation allowance attributable to acquired intangible assets from CXApp. The Company’s effective tax rate varies from the statutory rate as a result of state taxes and release of valuation allowance.
Note 23 - Credit Risk and Concentrations
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
The Company maintains cash deposits with financial institutions, which, from time to time, may exceed federally insured limits. Cash is also maintained at foreign financial institutions for its Canadian subsidiary, UK subsidiary, German subsidiaries and its majority-owned India subsidiary. Cash in foreign financial institutions as of September 30, 2021 and December 31, 2020 was immaterial. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash.
The following table sets forth the percentages of revenue derived by the Company from those customers, which accounted for at least 10% of revenues during the three and nine months ended September 30, 2021 and 2020 (in thousands):

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
Note 23 - Credit Risk and Concentrations (continued)

	For the Three Months Ended September 30, 2021		For the Three Months Ended September 30, 2020
	$	%	$	%
Customer A	—	—%	800	31%
Customer B	327	8%	305	12%

	For the nine months ended September 30, 2021		For the nine months ended September 30, 2020
	$	%	$	%
Customer A	—	—%	1,300	23%
Customer B	956	9%	916	17%
As of September 30, 2021, two customers represented approximately 27% of total accounts receivable.
As of September 30, 2021, two vendors represented approximately 37% of total gross accounts payable. Purchases from these vendors during the nine months ended September 30, 2021 was $512,201.
For the nine months ended September 30, 2021 three vendors represented approximately 24%, 18%, and 8% of total purchases. For the nine months ended September 30, 2020, five vendors represented approximately 30%, 18%, 15%, 14%, and 13% of total purchases.
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
Revenues and gross profit segments consisted of the following (in thousands):

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
Note 23 - Credit Risk and Concentrations (continued)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue by Segment
Indoor Intelligence	$3,234	$1,466	$7,121	$3,329
Saves	714	585	2,229	585
Shoom	502	503	1,507	1,520
Total segment revenue	4,450	2,554	10,857	5,434

Gross profit by Segment
Indoor Intelligence	2,343	1,066	5,020	2,287
Saves	490	418	1,588	418
Shoom	431	425	1,283	1,270
Gross profit by Segment	3,264	1,909	7,891	3,975
The reporting package provided to the Company's CODM does not include the measure of assets by segment as that information isn't reviewed by the CODM when assessing segment performance or allocating resources.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
Note 24 - Fair Value of Financial Instruments
The Company's assets measured at fair value consisted of the following at September 30, 2021:

	Fair Value at September 30, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	43,223	—	43,223	—
Investments in equity securities	7,655	—	—	7,655
Total assets	$50,878	$—	$43,223	$7,655
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

The Company had no Level 3 investments for the twelve months ended December 31, 2020. The following table is a reconciliation of assets for Level 3 investments for which significant unobservable inputs were used to determine fair value for the nine months ended September 30, 2021:

Level 3
Level 3 Investments
Balance at beginning of period	$—
Transfers in- Sysorex Securities Settlement Agreement
Benefit (provision) for valuation allowance on related party loan - held for sale	7,461
Interest income (expense), net	1,627
Gain on related party loan held for sale	49,817
Unrealized loss on equity securities	(51,250)
Balance at end of period	$7,655

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

Note 25 - Foreign Operations
The Company’s operations are located primarily in the United States, Canada, India, Germany, Ireland, and the United Kingdom. Revenues by geographic area are attributed by country of domicile of our subsidiaries. The financial data by geographic area are as follows (in thousands):

	United States	Canada	India	Germany	United Kingdom	Ireland	Eliminations	Total
For the Three Months Ended September 30, 2021:
Revenues by geographic area	$3,189	$557	$255	$879	$119	$2	$(551)	$4,450
Operating income (loss) by geographic area	$(10,497)	$(1,190)	$(28)	$(667)	$25	$(99)	$—	$(12,456)
Net income (loss) by geographic area	$(31,892)	$(1,182)	$(29)	$(720)	$19	$(145)	$—	$(33,949)
For the Three Months Ended September 30, 2020:
Revenues by geographic area	$1,919	$1,199	$372	$42	$31	$—	$(1,009)	$2,554
Operating income (loss) by geographic area	$(5,996)	$(103)	$92	$(146)	$(93)	$—	$—	$(6,246)
Net income (loss) by geographic area	$(7,178)	$(126)	$91	$(146)	$(92)	$—	$—	$(7,451)
For the Nine Months Ended September 30, 2021:
Revenues by geographic area	$7,245	$2,018	$919	$2,288	$288	$2	$(1,903)	$10,857
Operating income (loss) by geographic area	$(32,095)	$(3,655)	$23	$(2,297)	$32	$(177)	$—	$(38,169)
Net income (loss) by geographic area	$(26,133)	$(3,371)	$10	$(2,284)	$23	$(227)	$—	$(31,982)
For the Nine Months Ended September 30, 2020:
Revenues by geographic area	$3,634	$3,925	$797	$42	$31	$—	$(2,995)	$5,434
Operating income (loss) by geographic area	$(16,601)	$(242)	$144	$(146)	$(93)	$—	$—	$(16,938)
Net income (loss) by geographic area	$(20,747)	$(77)	$143	$(146)	$(92)	$—	$—	$(20,919)
As of September 30, 2021:
Identifiable assets by geographic area	$246,832	$8,765	$578	$17,476	$262	$70	$(82,946)	$191,037
Long lived assets by geographic area	$29,739	$6,044	$206	$3,738	$5	$6	$—	$39,738
Goodwill by geographic area	$18,415	$2,139	$—	$3,463	$—	$—	$—	$24,017
As of December 31, 2020:
Identifiable assets by geographic area	$61,469	$9,652	$661	$19,379	$212	$—	$(32,362)	$59,011
Long lived assets by geographic area	$7,756	$6,775	$280	$4,610	$25	$—	$—	$19,446
Goodwill by geographic area	$522	$2,135	$—	$3,931	$—	$—	$—	$6,588

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

Note 26 - Related Party Transactions
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
As of April 14, 2021 , the Sysorex Note Purchase Agreement was settled, see Sysorex Securities Settlement Agreement below.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
Note 26 - Related Party Transactions (continued)
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
In connection with the Debt Settlement, the Company also entered into a Registration Rights Agreement, dated as of April 14, 2021 (the “RRA”), with Sysorex and certain other shareholders of Sysorex (the “Holders”). Pursuant to the terms of the RRA, Sysorex must, subject to certain limitations, register the resale of the shares of common stock held by the Company and the Holders, with the U.S. Securities and Exchange Commission (the “SEC”), during the period that begins on the 90th day following April 14, 2021. In the event Sysorex fails to register such shares within that timeframe, or otherwise fails to meet its obligations under the RRA, then, subject to certain limitations, the Company and the Holders may be entitled to receive from Sysorex an amount in cash equal to the product of 1.5% multiplied by the value of their shares (as set forth in the RRA), which amount is payable each month following the date of such failure for so long as the failure continues; provided that the shares are considered "Registrable Securities" as defined by the RRA. The shares of Sysorex common stock were not deemed Registrable Securities as defined by the RRA as of the date of the registration obligation.
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

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
Note 26 - Related Party Transactions (continued)
Inpixon Canada Promissory Note
As of September 30, 2021, Inpixon Canada owed the Company $15.3 million. This note is recorded as a current note receivable on the Company books, however, it is eliminated in the consolidated financial statements.
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
Consulting Services
Kareem Irfan, a director of the Company, is providing consulting services to the Company in support of strategic initiatives for which he receives compensation of $10,000 a month under a consulting agreement effective through April 30, 2022 unless terminated earlier under the provisions of the agreement.
Note 27 - Leases
The Company has operating leases for administrative offices in the United States (California), Canada, India, United Kingdom and Germany.

The Company terminated the lease in Ratingen, Germany in January 2021. The Company entered into two new operating leases for its administrative offices in Ratingen, Germany, both from February 1, 2021 through January 1, 2023. The monthly lease rate is 2,510 EUR and 1,010 EUR per month.
The Company has no other operating or financing leases with terms greater than 12 months.
Right-of-use assets are summarized below (in thousands):

As of September 30, 2021
Palo Alto, CA Office	$631
Hyderabad, India Office	360
Coquitlam, Canada Office	96
Westminster, Canada Office	10
Toronto, Canada Office	950
Ratingen, Germany Office	92
Berlin, Germany Office	549
Slough, United Kingdom Office	34
Less accumulated amortization	(1,135)
Right-of-use asset, net	$1,587
Lease expense for operating leases recorded in the balance sheet is included in operating costs and expenses and is based on the future minimum lease payments recognized on a straight-line basis over the term of the lease plus any variable lease costs. Operating lease expenses, inclusive of short-term and variable lease expenses, recognized in our consolidated statement of income for the three months ended September 30, 2021 was $0.3 million and $0.8 million for the nine months ended September 30, 2021.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
Note 27 - Leases (continued)
During the three-month period ended September 30, 2021, the Company recorded approximately $0.2 million as rent expense to the right-of-use assets. During the nine-month period ended September 30, 2021, the Company recorded approximately $0.6 million as rent expense to the right-of-use assets.
Lease liability is summarized below (in thousands):

As of September 30, 2021
Total lease liability	$1,617
Less: short term portion	(587)
Long term portion	$1,030
Maturity analysis under the lease agreement is as follows (in thousands):

Year ending December 31, 2021	$167
Year ending December 31, 2022	649
Year ending December 31, 2023	356
Year ending December 31, 2024	263
Year ending December 31, 2025	251
Year ending December 31, 2026	104
Total	$1,790
Less: Present value discount	(173)
Lease liability	$1,617
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the date of adoption of ASC 842, Leases ("ASC 842"). As of September 30, 2021, the weighted average remaining lease term is 3.56 and the weighted average discount rate used to determine the operating lease liabilities was 8.0%.
Note 28 - Commitments and Contingencies
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

Note 29 - Subsequent Events

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
On October 29, 2021, the Company entered into a note purchase agreement with Game Your Game, pursuant to which the Company agreed to issue and sell to the holder a promissory note (the "October 2021 8% Note") in an aggregate initial principal amount of $261,000, which is payable on or before December 31, 2022. The October 2021 8% note is one of several notes (the "October 2021 Notes") issued by Game Your Game in connection with an offering of the October 2021 Notes. Interest on the loan amount will accrue at the rate of 8% per annum.

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

Overview of Our Business

We are an indoor intelligence company. We capture and turn indoor data into indoor intelligence for smarter, safer and more secure environments for our customers. Our clients use our solutions to secure, digitize and optimize their indoor spaces with our smart office and events apps, positioning, mapping, asset tracking and analytics products. Our indoor intelligence platform uses sensor technology to detect accessible cellular, Wi-Fi, Bluetooth, ultra-wide band ("UWB") and chirp signals emitted from devices within a venue providing positional information similar to what global positioning system (“GPS”) satellite systems provide for the outdoors. Combining this positional data with our dynamic and interactive mapping solution and a high-performance analytics engine, yields near real time insights to our customers providing them with increased visibility, security and business intelligence throughout their indoor spaces. Our highly configurable platform can also ingest data from our customers’ and other third party sensors, Wi-Fi access points, Bluetooth beacons, video cameras, and big data sources, among others to maximize indoor intelligence. We also offer digital tear-sheets with optional invoice integration, digital ad delivery, and an e-edition designed for reader engagement for the media, publishing and entertainment industry.

We experienced a net loss of approximately $33.9 million and $7.5 million for the three months ended September 30, 2021 and 2020, respectively. We experienced a net loss of approximately $32.0 million and $20.9 million for the nine months ended September 30, 2021 and 2020, respectively. The net income/loss for each of the 2021 periods include a gain on the settlement of the Sysorex debt with the issuance of the Sysorex securities to the Company on April 14, 2021 offset by the unrealized loss on the related investment in equity securities as of September 30, 2021. See further details in financial statement notes 14 and 24 included elsewhere in this document. We cannot assure that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. In order to continue our operations, we have supplemented the revenues we earned with proceeds from the sale of our equity and debt securities and proceeds from loans and bank credit lines.

Effects of COVID-19

The impact of the COVID-19 pandemic on our business and results of operations continues to remain uncertain at this time. While we have been able to continue operations remotely, we have experienced supply chain cost increases and constraints and delays in the receipt of certain components of our hardware products impacting delivery times for our products. We have also seen some impact in the demand of certain products and delays in certain projects and customer orders either because they require onsite services which could not be performed, customer facilities were closed partially or fully due to local regulations related to managing the pandemic or because of the uncertainty of the customer’s financial position and ability to invest in our technology. Despite these challenges, we were able to realize growth in revenue for the first three quarters of 2021 when compared to the same periods of 2020 as a result of an increase in sales associated with our indoor intelligence platform and additional revenue from the sale of Systat software licenses. We expect that supply chain matters constraints will continue to be a challenge for our hardware products and the impact that COVID-19 will have on general economic conditions is continuously evolving and the ultimate impact the pandemic will have on our results of operations continues to remain uncertain and there are no assurances that we will be able to continue to experience the same growth or not be materially adversely effected. A further discussion of the impact of the COVID-19 pandemic on our business is set forth below in Part II, Item 1A. Risk Factors.

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

On September 13, 2021, the Company entered into a Securities Purchase Agreement with certain institutional investors named therein, pursuant to which the Company agreed to issue and sell in a registered direct offering (i) up to 58,750 shares of its newly designated Series 7 Convertible Preferred Stock and (ii) related warrants to purchase up to an aggregate of 47,000,000 shares of common stock (the “Warrants”). Each share of Series 7 Convertible Preferred Stock and the related Warrants were sold at a subscription amount of $920, representing an original issue discount of 8% of the Stated Value for an aggregate subscription amount of $54.1 million. The aggregate net proceeds from the offering, after deducting the placement agent fees and other estimated offering expenses, was approximately $50.6 million.

Game Your Game Acquisition of Controlling Interest

On March 25, 2021, we entered into a Stock Purchase Agreement (the “GYG Purchase Agreement”) with Game Your Game, Inc., a Delaware corporation (“GYG”), and certain selling shareholders (the "Selling Shareholders"), pursuant to which we acquired on April 9, 2021 an aggregate of 522,000 shares of common stock of GYG (the “GYG Shares”), representing 52.2% of the outstanding shares of common stock of GYG on a fully diluted basis, in exchange for $1,666,932 in cash (the “Cash Consideration”), and issued an aggregate of 1,179,077 shares of its common stock, par value $0.001 per share with a value of $1,403,103 (the “Buyer Shares”) for an aggregate purchase price equal to $3,070,035. The Cash Consideration will be used for working capital purposes and to satisfy certain outstanding payroll obligations of GYG. GYG’s business consists of developing and providing solutions using sports data and analytics. In addition, at the closing, Nadir Ali, the Company’s Chief Executive Officer and member of the Company’s board of directors, was appointed as the sole member of GYG’s board of directors.

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
Professional services are also contracted on the fixed fee and time and materials basis. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. Our time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. We have elected the practical expedient to recognize revenue for the right to invoice because our right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts including maintenance service provided by in house personnel, we recognize revenue evenly over the service period using a time-based measure because we are providing continuous service. Because our contracts have an expected duration of one year or less, we have elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about the remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the three and nine months ended September 30, 2021 and 2020, we did not incur any such losses. These amounts are based on known and estimated factors.
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
Contract Balances
The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied. The Company had deferred revenue of approximately $4.5 million and $1.9 million as of September 30, 2021 and December 31, 2020, respectively, related to cash received in advance for product maintenance services and professional services provided by the Company’s technical staff. The Company expects to satisfy its remaining performance obligations for these maintenance services and professional services, and recognize the deferred revenue and related contract costs over the next twelve months.

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
When assessing the recoverability of our long-lived assets, which include property and equipment and finite-lived intangible assets, we make assumptions regarding estimated future cash flows and other factors. Some of these assumptions involve a high degree of judgment and also bear a significant impact on the assessment conclusions. Included among these assumptions are estimating undiscounted future cash flows, including the projection of comparable sales, operating expenses, capital requirements for maintaining property and equipment and residual value of asset groups. We formulate estimates from historical experience and assumptions of future performance, based on business plans and forecasts, recent economic and business trends, and competitive conditions. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge. Based on our evaluation we did not record a charge for impairment for the three and nine months ended September 30, 2021 and 2020.
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
We evaluate the remaining useful lives of long-lived assets and identifiable intangible assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. Such events or circumstances may include (but are not limited to): the effects of obsolescence, demand, competition, and/or other economic factors including the stability of the industry in which we operate, known technological advances, legislative actions, or changes in the regulatory environment. If the estimated remaining useful lives change, the remaining carrying amount of the long-lived assets and identifiable intangible assets would be amortized prospectively over that revised remaining useful life. We have determined that there were no events or circumstances during the three or nine months ended September 30, 2021 and 2020, which would indicate a revision to the remaining amortization period related to any of our long-lived assets. Accordingly, we believe that the current estimated useful lives of long-lived assets reflect the period over which they are expected to contribute to future cash flows and are therefore deemed appropriate.
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
We continue to seek additional resources, through both capital raising efforts and meeting with industry experts, for further development of the AirPatrol, Locality, Jibestream, GTX, SYSTAT, Ten Degrees, Nanotron, CXApp, Game Your Game and Visualix technologies. Through September 30, 2021, we have made some progress with raising capital since these acquisitions, building our pipeline and getting industry acknowledgment. We have been recognized by leading industry analysts in a report on leading indoor positioning companies and were also awarded the IoT Security Excellence award by TMC and Crossfire Media. Management remains focused on growing revenue from these products and continues to pursue efforts to recognize the value of the AirPatrol, Locality, Jibestream, GTX, SYSTAT, Ten Degrees, Nanotron, CXApp, Game Your Game and Visualix technologies. Although there can be no assurance that these efforts will be successful, we intend to allocate financial and personnel resources when deemed possible and/or necessary. If we choose to abandon these efforts, or if we determine that such funding is not available, the related IPR&D will be subject to significant impairment.
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
Impairment of Long-Lived Assets Subject to Amortization
We amortize intangible assets with finite lives over their estimated useful lives and review them for impairment whenever an impairment indicator exists. We continually monitor events and changes in circumstances that could indicate carrying amounts of our long-lived assets, including our intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. We did not recognize any intangible asset impairment charges for the three and nine months ended September 30, 2021 and 2020. See “Acquired In-Process Research and Development (“IPR&D”)” for further information.
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
As of September 30, 2021 and December 31, 2020, reserves for credit losses included a reserve for doubtful accounts of approximately $0.3 million and $0.2 million, respectively, due to the aging of the items greater than 90 days outstanding and other potential non-collections.
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

The principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:

For the Nine Months Ended September 30, 2021
Risk-free interest rate	0.59% - 0.75%
Expected life of option grants	5 years
Expected volatility of underlying stock	37.67% - 38.15%
Dividends assumption	--
During the three months ended September 30, 2021 and 2020, the Company recorded a charge of $0.6 million and $0.3 million, million respectively, for the amortization of employee stock options. During the nine months ended September 30, 2021 and 2020, the Company recorded a charge of $1.4 million and $0.9 million, respectively, for the amortization of employee stock options.
RESULTS OF OPERATIONS
Three Months Ended September 30, 2021 compared to the Three Months Ended September 30, 2020
The following table sets forth selected consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	Three Months Ended September 30,
	2021		2020
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	$ Change	% Change*
Revenues	$4,450	100%	$2,554	100%	$1,896	74%
Cost of revenues	$1,186	27%	$645	25%	$541	84%
Gross profit	$3,264	73%	$1,909	75%	$1,355	71%
Operating expenses	$15,720	353%	$8,155	319%	$7,565	93%
Loss from operations	$(12,456)	(280)%	$(6,246)	(245)%	$(6,210)	99%
Net income (loss)	$(33,949)	(763)%	$(7,451)	(292)%	$(26,498)	356%
Net income (loss) attributable to stockholders of Inpixon	$(33,640)	(756)%	$(7,467)	(292)%	$(26,173)	351%
*    Amounts used to calculate dollar and percentage changes are based on numbers in the thousands. Accordingly, calculations in this item, which may be rounded to the nearest hundred thousand, may not produce the same results.
Revenues
Revenues for the three months ended September 30, 2021 were $4.5 million compared to $2.6 million for the comparable period in the prior year for an increase of approximately $1.9 million, or approximately 74%. This increase is primarily attributable to an approximate $1.8 million increase in Indoor Intelligence sales, including our recently acquired smart office app and real time location based technologies, and an increase of approximately $0.1 million of SAVES sales.
Cost of Revenues
Cost of revenues for the three months ended September 30, 2021 were $1.2 million compared to $0.6 million for the comparable period in the prior year. This increase in cost of revenues of approximately $0.5 million, or approximately 84%, was primarily attributable to the increased sales during the quarter.
Gross Profit
The gross profit margin for the three months ended September 30, 2021 was 73% compared to 75% for the three months ended September 30, 2020. This decrease in margin is primarily due to the sales mix during the quarter.

Operating Expenses
Operating expenses for the three months ended September 30, 2021 were $15.7 million and $8.2 million for the comparable period ended September 30, 2020. This increase of approximately $7.6 million is primarily attributable to approximately $3.2 million of Indoor Intelligence operating costs from the CXApp, Game your Game and Nanotron acquisitions, $1.1 million of additional amortization of intangibles and approximately $0.8 million of accrued earn-out compensation expense and approximately $1.4 million of additional stock based compensation expense.
Loss From Operations
Loss from operations for the three months ended September 30, 2021 was $12.46 million as compared to $6.25 million for the comparable period in the prior year. This increase in loss of approximately $6.2 million was primarily attributable to increased operating expenses described above offset by higher gross profit.
Other Income (Expense)
Other income/expense for the three months ended September 30, 2021 was a loss of $22.3 million compared to a loss of $1.2 million for the comparable period in the prior year. This increase in loss of approximately $21.1 million is primarily attributable to the unrealized loss of approximately $22.3 million on the Sysorex note.
Provision for Income Taxes
There was a net income tax benefit of approximately $0.9 million for the three months ended September 30, 2021 primarily related to the reduction in estimated taxes payable due to the losses incurred during the quarter. There was no income tax benefit or expense for the three months ended September 30, 2020.
Net Income (Loss) Attributable To Non-Controlling Interest
Net income (loss) attributable to non-controlling interest for the three months ended September 30, 2021 and 2020 was a loss of $309,000 and income of $16,000, respectively. This increase in loss of $325,000 was primarily attributable to the loss of Game Your Game.
Net Income (Loss) Attributable To Stockholders of Inpixon
Net loss attributable to stockholders of Inpixon for the three months ended September 30, 2021 was $33.6 million compared to a loss of $7.5 million for the comparable period in the prior year. This increase in loss of approximately $26.2 million was primarily attributable to the $22.3 million unrealized loss on the Sysorex note and increased operating expenses as described above, offset by the higher gross profit.
Nine Months Ended September 30, 2021 compared to the Nine Months Ended September 30, 2020
The following table sets forth selected consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	For the For the Nine Months Ended September 30,
	2021		2020
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	$ Change	% Change*
Revenues	$10,857	100%	$5,434	100%	$5,423	100%
Cost of revenues	$2,966	27%	$1,459	27%	$1,507	103%
Gross profit	$7,891	73%	$3,975	73%	$3,916	99%
Operating expenses	$46,060	424%	$20,913	385%	$25,147	120%
Loss from operations	$(38,169)	(352)%	$(16,938)	(312)%	$(21,231)	125%
Net income (loss)	$(31,982)	(295)%	$(20,919)	(385)%	$(11,063)	53%
Net income (loss) attributable to stockholders of Inpixon	$(31,438)	(290)%	$(20,944)	(385)%	$(10,494)	50%

*    Amounts used to calculate dollar and percentage changes are based on numbers in the thousands. Accordingly, calculations in this item, which may be rounded to the nearest hundred thousand, may not produce the same results.
Revenues
Revenues for the nine months ended September 30, 2021 were $10.86 million compared to $5.43 million for the comparable period in the prior year for an increase of approximately $5.4 million, or approximately 100%. This increase is primarily attributable to an approximate $3.8 million increase in Indoor Intelligence sales, including our recently acquired smart office app and real time location based technologies, and an increase of approximately $1.6 million of SAVES sales.
Cost of Revenues
Cost of revenues for the nine months ended September 30, 2021 were $3.0 million compared to $1.5 million for the comparable period in the prior year. This increase in cost of revenues of approximately $1.5 million, or approximately 103%, was primarily attributable to the increased sales during the quarter.
Gross Profit
The gross profit margin for the nine months ended September 30, 2021 and 2020 was 73%.
Operating Expenses
Operating expenses for the nine months ended September 30, 2021 were $46.06 million and $20.91 million for the comparable period ended September 30, 2020. This increase of $25.15 million is primarily attributable to increased operating expenses including approximately $6.8 million of Indoor Intelligence operating costs from the CXApp, Game Your Game and Nanotron acquisitions, additional $0.6 million of acquisition costs, additional $1.3 million of amortization of intangibles, approximately $2.9 million of accrued earnout compensation expense, approximately $7.9 million of additional stock based compensation expense and additional wages, professional fees and infrastructure expenditures as we are scaling for growth.
Loss From Operations
Loss from operations for the nine months ended September 30, 2021 was $38.2 million as compared to $16.9 million for the comparable period in the prior year. This increase in loss of approximately $21.2 million was primarily attributable to increased operating expenses described above offset by higher gross profit.
Other Income (Expense)
Other income/expense for the nine months ended September 30, 2021 was income of $7.5 million compared to a loss of $4.1 million for the comparable period in the prior year. This increase in other income of approximately $11.6 million is primarily attributable to a discounted net gain of approximately $49.8 million on the Sysorex note, a $7.5 million benefit from the release of the valuation allowance on the Sysorex note and approximately $1.6 million of interest received on the Sysorex note offset by the $51.3 unrealized loss on the Sysorex note.
Provision for Income Taxes
There was an income tax provision of approximately $1.4 million for the nine months ended September 30, 2021 related to a current income tax expense of $5.9 million offset by a $4.5 million deferred tax benefit primarily related to acquisition intangibles of Design Reactor. There was an income tax benefit for the nine months ended September 30, 2020 of approximately $87,000 due to the acquisition intangibles and net operating losses of Locality and Jibestream.
Net Income (Loss) Attributable To Non-Controlling Interest
Net income (loss) attributable to non-controlling interest for the nine months ended September 30, 2021 and 2020 was a loss of $544,000 and income of $25,000, respectively. This increase in loss of $569,000 was attributable to the loss of the Game Your Game entity.
Net Income (Loss) Attributable To Stockholders of Inpixon

Net income or loss attributable to stockholders of Inpixon for the nine months ended September 30, 2021 was a loss of $31.4 million compared to a loss of $20.9 million for the comparable period in the prior year. This increase in loss of approximately $10.5 million was primarily attributable to the increased operating expenses of approximately $24.8 million as described above offset by the $3.9 million higher gross profit and the $7.5 million release of the valuation allowance on the Sysorex note.
Non-GAAP Financial information
EBITDA
EBITDA is defined as net income (loss) before interest, provision for (benefit from) income taxes, and depreciation and amortization. Adjusted EBITDA is used by our management as the matrix in which it manages the business. It is defined as EBITDA plus adjustments for other income or expense items, non-recurring items and non-cash stock-based compensation.
Adjusted EBITDA for the three months ended September 30, 2021 was a loss of $6.7 million compared to a loss of $4.6 million for the prior year period. Adjusted EBITDA for the nine months ended September 30, 2021 was a loss of $18.5 million compared to a loss of $12.4 million for the prior year period.

The following table presents a reconciliation of net income (loss) attributable to stockholders of Inpixon, which is our GAAP operating performance measure, to Adjusted EBITDA for the nine months ended September 30, 2021 and 2020 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss) attributable to common stockholders	$(33,640)	$(7,467)	$(31,438)	$(20,944)
Adjustments:
Non-recurring one-time charges:
Loss on exchange of debt for equity	—	—	30	132
(Recovery) provision for valuation allowance on held for sale loan	—	679	(7,345)	1,514
Provision for the valuation allowance related party receivable	—	—	—	648
Gain on related party loan held for sale	—	—	(49,817)	—
Unrealized loss on equity securities	22,285	—	51,250	—
Acquisition transaction/financing costs	93	344	1,098	540
Earnout compensation expense	835	—	2,893	—
Professional service fees	418	—	1,189	—
Unrealized gains on notes, loans, investments	(6)	—	(497)	—
Bad debts expense/provision	100	444	100	444
Reserve for inventory obsolescense	300	—	300	—
Stock-based compensation - compensation and related benefits	1,664	256	8,813	941
Severance Costs	210	—	210	—
Interest expense, net	15	537	(1,191)	1,934
Income tax provision (benefit)	(854)	—	1,350	(87)
Depreciation and amortization	1,903	589	4,541	2,497
Adjusted EBITDA	$(6,677)	$(4,618)	$(18,514)	$(12,381)
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
Proforma Non-GAAP Net Income (Loss) per Share
Basic and diluted net income (loss) per share for the for the three months ended September 30, 2021 was a loss of $0.29 compared to a loss of $0.18 for the prior year period. Basic and diluted net income (loss) per share for the nine months ended September 30, 2021 was a loss of $0.31 compared to a loss of $0.90 for the prior year period. The increased loss per share in 2021 was attributable to the changes discussed in our results of operations.

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
Proforma non-GAAP net loss per basic and diluted common share for the for the three months ended September 30, 2021 was a loss of $0.05 per share compared to a loss of $0.13 per share for the prior year period. Proforma non-GAAP net loss per basic and diluted common share for the nine months ended September 30, 2021 was a loss of $0.19 per share compared to a loss of $0.64 per share for the prior year period.
The following table presents a reconciliation of net loss per basic and diluted share, which is our GAAP operating performance measure, to proforma non-GAAP net loss per share for the periods reflected (in thousands, except per share data):

	Three Months Ended September 30,		For the Nine Months Ended September 30,
(thousands, except per share data)	2021	2020	2021	2020
Net loss attributable to common stockholders	$(33,640)	$(7,467)	$(31,438)	$(20,944)
Adjustments:
Non-recurring one-time charges:
Loss on the exchange of debt for equity	—	—	30	132
(Recovery) provision for valuation allowance on held for sale loan	—	679	(7,345)	1,514
Provision for the valuation allowance related party receivable	—	—	—	648
Gain on related party loan held for sale	—	—	(49,817)	—
Unrealized loss on equity securities	22,285	—	51,250	—
Acquisition transaction/financing costs	93	344	1,098	540
Earnout compensation expense	835	—	2,893	—
Professional service fees	418	—	1,189	—
Unrealized gains on notes, loans, investments	(6)	—	(497)	—
Bad debts expense/provision	100	444	100	444
Reserve for inventory obsolescense	300	—	300	—
Stock-based compensation - compensation and related benefits	1,664	256	8,813	941
Severance Costs	210	—	210	—
Amortization of intangibles	1,560	288	3,571	1,811
Proforma non-GAAP net loss	(6,181)	(5,456)	(19,643)	(14,914)
Proforma non-GAAP net loss per common share - Basic and Diluted	(0.05)	(0.13)	(0.19)	(0.64)
Weighted Average Shares Outstanding
Basic and Diluted	117,753,206	41,544,961	102,387,641	23,203,004
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
Liquidity and Capital Resources as of September 30, 2021
Our current capital resources and operating results as of and through September 30, 2021, consist of:
1)an overall working capital surplus of approximately $96.8 million;
2)cash of approximately $66.8 million and short-term investments of approximately $43.2 million;
3)net cash used by operating activities for the nine months ended September 30, 2021 of $24.0 million.
The breakdown of our overall working capital deficit is as follows (in thousands):

Working Capital	Assets	Liabilities	Net
Cash and cash equivalents	$66,785	$—	$66,785
Accounts receivable, net / accounts payable	$3,432	$1,394	$2,038
Inventory	$1,540	$—	$1,540
Short-term investments	$43,223	$—	$43,223
Accrued liabilities	$—	$6,623	$(6,623)
Income tax liabilities	$—	3,509	$(3,509)
Operating lease obligation	$—	$587	$(587)
Deferred revenue	$—	$4,474	$(4,474)
Notes and other receivables / Short-term debt	$888	$3,251	$(2,363)
Other	$1,120	$336	$784
Total	$116,988	$20,174	$96,814
Net cash used in operating activities during the nine months ended September 30, 2021 of $24.0 million consists of a net loss of $32.0 million offset by non-cash adjustments of approximately $2.0 million less net cash changes in operating assets and liabilities of approximately $6.0 million.
During the nine months ended September 30, 2021 we raised net proceeds of approximately $128.4 million from the sale of our securities in connection with registered direct offerings and the exercise of warrants. Given our current cash balances and budgeted cash flow requirements, the Company believes such funds are sufficient to support ongoing operations for the next 12 months from the issuance date of the financial statements. However, general economic or other conditions resulting from COVID 19 or other events materially may impact the liquidity of our common stock or our ability to continue to access capital from the sale of our securities to support our growth plans. Our business has been impacted by the COVID-19 pandemic and may continue to be impacted. While we have been able to continue operations remotely, we have and continue to experience supply chain cost increases and constraints and delays in the receipt of certain components of our products impacting delivery times for our products. We have also seen some impact in the demand of certain products and delays in certain projects and customer orders either because they require onsite services which could not be performed while shelter in place orders were in effect for compliance with new rules and regulations resulting from the pandemic, customer facilities were partially or fully closed during the pandemic or because of the uncertainty of the customer’s financial position and ability to invest in our technology. Despite these challenges, including a decline in revenue for certain existing product lines, we were able to realize growth in total revenue for the nine months ended September 30, 2021 when compared to the nine months ended September 30, 2020 as a result of the addition of the SAVES product line, the addition of the RTLS (Nanotron) product line in the fourth quarter of 2020 and the acquisition of the CXApp product line in the second quarter of 2021. The total impact that COVID-19 will have on general economic conditions is continuously evolving and the impact it may continue to have on our results of operations continues to remain uncertain and there are no assurances that we will be able to continue to experience the same growth or not be materially adversely effected. The Company may continue to pursue strategic transactions and may raise such additional capital as needed, using our equity securities and/or cash and debt financings in combinations appropriate for each acquisition.
Liquidity and Capital Resources as of September 30, 2021 Compared With September 30, 2020
The Company’s net cash flows used in operating, investing and financing activities for the nine months ended September 30, 2021 and 2020 and certain balances as of the end of those periods are as follows (in thousands):

	For the Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(24,018)	$(15,550)
Net cash used in investing activities	$(52,708)	$(4,934)
Net cash provided by financing activities	$125,425	$47,053
Effect of foreign exchange rate changes on cash	$90	$(42)
Net increase in cash and cash equivalents	$48,789	$26,527

	As of September 30, 2021	As of December 31, 2020
Cash and cash equivalents	$66,785	$17,996
Working capital surplus	$96,814	$18,208
Operating Activities for the nine months ended September 30, 2021
Net cash used in operating activities during the nine months ended September 30, 2021 was approximately $24.0 million. The cash flows related to the nine months ended September 30, 2021 consisted of the following (in thousands):

Net income (loss)	$(31,982)
Non-cash income and expenses	$1,988
Net change in operating assets and liabilities	$5,976
Net cash used in operating activities	$(24,018)

The non-cash income and expense of approximately $2.0 million consisted primarily of the following (in thousands):

$4,541	Depreciation and amortization expenses (including amortization of intangibles) primarily attributable to the Shoom, AirPatrol, LightMiner, Locality, GTX, Jibestream, Systat, Ten Degrees, Nanotron, Game Your Game, Visualix and CXApp, which were acquired effective August 31, 2013, April 16, 2014, November 21, 2016, May 21, 2019, June 27, 2019, August 15, 2019, June 30, 2020, August 19, 2020, October 6, 2020, April 9, 2021, April 23, 2021 and April 30, 2021, respectively.
$527	Amortization of right of use asset
$8,813	Stock-based compensation expense attributable, warrants, restricted stock grants and options issued as part of Company operations
$30	Loss on exchange of debt for equity
$224	Amortization of debt discount
$(7,345)	Recovery for valuation allowance for held for sale loan
(1,627)	Accrued interest income, related party
100	Provision for doubtful accounts
300	Provision for inventory obsolescence
$(49,817)	Gain on settlement of related party note and receivable
$(4,507)	Deferred income tax
51,250	Unrealized loss on equity securities
$(501)	Other
$1,988	Total non-cash expenses
The net cash used in the change in operating assets and liabilities aggregated approximately $6.0 million and consisted primarily of the following (in thousands):

$(678)	Increase in accounts receivable and other receivables
$(369)	Increase in inventory, other current assets and other assets
$(653)	Decrease in accounts payable
$3,510	Increase in accrued liabilities and other liabilities
3,471	Increase in income tax liabilities
$(519)	Decrease in operating lease liabilities
$1,214	Increase in deferred revenue
$5,976	Net cash used in the changes in operating assets and liabilities

Operating Activities for the nine months ended September 30, 2020
Net cash used in operating activities during the nine months ended September 30, 2020 was approximately $15.6 million. The cash flows related to the nine months ended September 30, 2020 consisted of the following (in thousands):

Net income (loss)	$(20,919)
Non-cash income and expenses	8,281
Net change in operating assets and liabilities	(2,912)
Net cash used in operating activities	$(15,550)
The non-cash income and expense of approximately $8.3 million consisted primarily of the following (in thousands):

$2,497	Depreciation and amortization expenses (including amortization of intangibles) primarily attributable to the Shoom, AirPatrol, LightMiner, Locality, GTX, and Jibestream, which were acquired effective August 31, 2013, April 16, 2014, November 21, 2016, May 21, 2019, June 27, 2019, and August 15, 2019, respectively.
322	Amortization of right of use asset
941	Stock-based compensation expense attributable to warrants and options issued as part of Company operations
132	Loss on exchange of debt for equity
2,272	Amortization of debt discount
1,514	Provision for the valuation allowance for held for sale loan
648	Provision for the valuation allowance for related party receivable
$(32)	Accrued interest income, related party
$(87)	Deferred income tax
$74	Other
$8,281	Total non-cash expenses
The net use of cash in the change in operating assets and liabilities aggregated approximately $2.9 million and consisted primarily of the following (in thousands):

$(1,111)	Increase in accounts receivable and other receivables
(848)	Increase in inventory, other current assets and other assets
(1,359)	Decrease in accounts payable
507	Increase in accrued liabilities and other liabilities
(325)	Decrease in operating lease liabilities
224	Increase in deferred revenue
$(2,912)	Net use of cash used in the changes in operating assets and liabilities

Cash Flows from Investing Activities as of September 30, 2021 and 2020
Net cash flows used in investing activities during the nine months ended September 30, 2021 was approximately $52.7 million compared to net cash flows used in investing activities during the nine months ended September 30, 2020 of approximately $4.9 million. Cash flows related to investing activities during the nine months ended September 30, 2021 include $258,000 for the purchase of property and equipment, $857,000 for investment in capitalized software, $63.4 million for the purchase of treasury bills, $2.0 million for the purchase of short term investments, $2.0 million sale of short term investments, $28.0 million sales of treasury bills, $184,000 from the acquisition of Game Your Game, $15.2 million for the acquisition of CXApp, $900,000 for the purchase of the Systat licensing agreement, $268,000 for the issuance of a note receivable and $61,000 for acquisition of Visualix. Cash flows related to investing activities during the nine months ended September 30, 2020 include $2.2 million payment for the Systat Licensing Agreement, $1.5 million payment for the Ten Degrees acquisition, $0.5 million for the purchase of property and equipment and $0.7 million investment in capitalized software.
Cash Flows from Financing Activities as of September 30, 2021 and 2020
Net cash flows provided by financing activities during the nine months ended September 30, 2021 was $125.4 million. Net cash flows provided by financing activities during the nine months ended September 30, 2020 was $47.1 million. During the nine months ended September 30, 2021, the Company received incoming cash flows of $77.9 million for the issuance of common stock and warrants, received incoming cash flows of $50.6 million for the issuance of preferred stock and warrants, loaned $117,000 to related parties, paid $1.7 million of taxes related to the net share settlement of restricted stock units, paid a $241,000 liability related to the CXApp acquisition, paid a $467,000 acquisition liability to the pre-acquisition shareholders of Nanotron and paid a $500,000 acquisition liability to the pre-acquisition shareholders of Locality. During the nine months ended September 30, 2020, the Company received incoming cash flows of $44.0 million from the issuance of common stock, $5.0 million of proceeds from promissory notes, and $0.3 million of repayments from related parties offset by $1.8 million of loans to related party, $0.2 million of net repayments to bank facility and paid a $0.3 million acquisition liability to the pre-acquisition shareholders of Locality.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company’s management determined that there were no material changes needed to internal controls as a result of the COVID-19 pandemic.

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

The Company recorded $7.5 million for the release of the previously recorded valuation allowance related to the Sysorex Note, $1.6 million of interest income, and a gain on settlement of $49.8 million equal to the difference in the carry value of the Sysorex Note, including interest, and the value of the common stock and rights to acquire additional shares received in the settlement. As of September 30, 2021, the value of these securities decreased to $7.7 million from the prior quarter as a result of the corresponding decrease in Sysorex's common stock price. Accordingly, the unrealized loss on the Sysorex note increased to $51.3 million for the nine months ended September 30, 2021 as compared to $29.0 million for the six months ended June 30, 2021.

Consequently, approximately 4% our assets represent the shares of common stock of Sysorex we own, which are inherently volatile. Accordingly, the value of our total assets and as a consequence, the price of our common stock may decline or increase regardless of our operating performance, which may result in losses for investors purchasing shares of our common stock. Further, to the extent that we experience unrealized losses in connection with such securities from declines in securities values that management determines to be other than temporary, the book value of those securities will be adjusted to their estimated recovery value and we will recognize a charge to earnings in the quarter during which we make that determination. Additionally, the Company has no control over the price the Company will eventually receive as a result of the disposition of such assets and may be unable to sell the aforementioned securities at favorable prices quickly or when desired.

We previously received a notice of failure to satisfy a continued listing rule from the Nasdaq which may ultimately result in delisting of our common stock.

In several instances in the past, including as recently as on October 25, 2021, we received written notification from Nasdaq informing us that because the closing bid price of our common stock was below $1.00 for 30 consecutive trading days, our shares no longer complied with the minimum closing bid price requirement for continued listing on Nasdaq under the Nasdaq Listing Rules. Each time, we were given a period of 180 days from the date of the notification to regain compliance with Nasdaq’s listing requirements by having the closing bid price of our common stock listed on Nasdaq be at least $1.00 for at least 10 consecutive trading days.

While we have regained compliance within the applicable time periods in the past but not in connection with the October 25, 2021 notice. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided a period of 180 calendar days, or until April 25, 2022, in which to regain compliance. In order to regain compliance with the minimum bid price requirement, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days during this 180-day period. In the event that we do not regain compliance within this 180-day period, we may be eligible to seek an additional compliance period of 180 calendar days if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and provide written notice to Nasdaq of our intent to cure the deficiency during this second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq will provide notice to us that our common stock will be subject to delisting.

Delisting could adversely affect our ability to raise additional capital through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

The shares of our Series 7 Convertible Preferred Stock are subject to a holder’s redemption right and requires us to maintain a minimum cash balance.

At any time beginning on the 6-month anniversary of the original issue date of the Series 7 Convertible Preferred Stock and ending ninety (90) days thereafter, each holder of such shares may require us to redeem all or part of the Series 7 Convertible Preferred Stock then held by such holder in cash for a redemption price per share equal to the stated value plus all accrued but unpaid dividends thereon and all liquidated damages and other costs, expenses, or amounts due in respect of such shares (the “Redemption Amount”), provided that in certain instances of our default more particularly described in the Certificate of Designation for the Series 7 Convertible Preferred Stock, the Redemption Amount is increased to 110% of the stated value plus all accrued but unpaid dividends thereon and all liquidated damages and other costs, expenses, or amounts due in respect of such shares. If we fail to pay the full Redemption Amount timely, we will be obligated to pay interest thereon at a rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law, accruing daily from the due date until the Redemption Amount and all interest thereon are paid in full. Until the earlier of the conversion or redemption of all shares of Series 7 Convertible Preferred Stock and June 14, 2022, we will maintain a cash balance (in the form of cash and cash equivalents equal to the sum of (i) the stated value of all of the shares of Series 7 Convertible Preferred Stock then outstanding, (ii) the aggregate amount of any debt (including trade payables) and other securities that are issued that are senior to, or pari passu with, the Series 7 Convertible Preferred Stock, and (iii) the aggregate amount of monetary judgments with respect to us and our subsidiaries or any of their respective property or assets. As a result, we will be limited in the amount of cash that we utilize until such requirement lapses. Any limitation in our ability to deploy capital as needed could have a material adverse effect on our business and operating results.

We may never have sufficient number of authorized shares of common stock to honor exercise of the warrants issued in September 2021.

On September 15, 2021, in connection with our sale of Series 7 Convertible Preferred Stock, we issued warrants to purchase up to an aggregate of 47,000,000 shares of common stock pursuant to a securities purchase agreement with certain institutional investors. We currently have insufficient number of authorized shares of common stock to issue upon the exercise of such warrants and will need to seek stockholder approval to authorize additional shares of common stock or to effect an alternative corporate action in connection with the potential exercise of the warrants or any future equity financing transaction we may seek to undertake. Accordingly, we are seeking approval of an increase in the number of our authorized shares of common stock at our 2021 annual meeting of stockholders. However, we cannot assure you that our stockholders would authorize an increase in the number of shares of our common stock. Our failure to have a sufficient number of authorized shares of common stock for issuance upon future exercise of the warrants could result in an inability of the warrant holders to exercise their warrants and in our obligation to incur additional continuous expenses to call stockholders’ meeting every four months to seek the stockholders’ approval, which could adversely affect our business, financial condition, results of operations and prospects.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

a)    Sales of Unregistered Securities

During the quarter ended September 30, 2021, the Company exchanged approximately $1,000,000 of the outstanding principal and interest under the March 2020 10% Note Purchase Agreement and Promissory Note for 877,192 shares of the Company's common stock at an exchange rate of $1.14 per share.

The offer and sale of such shares was not registered under the Securities Act in reliance on an exemption from registration under Section 3(a)(9) of the Securities Act, in that (a) the shares of common stock were issued in exchange for a partitioned note which was another outstanding security of the Company; (b) there was no additional consideration of value delivered in connection with the exchange; and (c) there were no commissions or other remuneration paid by the Company in connection with the exchange.

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

INPIXON

Date: November 15, 2021	By:	/s/ Nadir Ali
Nadir Ali Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Wendy Loundermon
Wendy Loundermon Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number[1]	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1*	Share Purchase Agreement, dated May 21, 2019, by and among Inpixon, Inpixon Canada, Inc., Locality Systems Inc., Kirk Moir, in his capacity as the Sellers’ Representative, the Sellers and Garibaldi Capital Advisors Ltd.	8-K	001-36404	2.1	5/22/2019

2.2*#	Asset Purchase Agreement, dated June 27, 2019, by and between Inpixon and GTX Corp.	8-K	001-36404	2.1	7/1/2019

2.3*	Share Purchase Agreement, dated July 9, 2019, by and among Inpixon, Inpixon Canada, Inc., Jibestream Inc., the Vendors, and Chris Wiegand, in his capacity as the Vendors’ Representative.	8-K	001-36404	2.1	7/11/2019

2.4*	Amendment to Share Purchase Agreement, dated as of August 8, 2019, by and among Inpixon, Inpixon Canada, Inc., Chris Wiegand, in his capacity as the Vendors’ Representative, any other shareholder who subsequently signs an adoption agreement, and Jibestream Inc.	8-K	001-36404	2.1	8/9/2019

2.5*	The Second Amendment to the Share Purchase Agreement, dated August 15, 2019, by and among Inpixon, Inpixon Canada, Inc., Jibestream Inc, and Chris Wiegand, in his capacity as the Vendors’ representative.	8-K	001-36404	2.1	8/19/2019

2.6*	Asset Purchase Agreement, dated as of August 19, 2020, by and among Inpixon, Ten Degrees Inc., Ten Degrees International Limited, mCube International Limited and mCube, Inc.	8-K	001-36404	2.1	8/20/2020

2.7*	Share Sale and Purchase Agreement, dated as of October 5, 2020, among Inpixon GmbH, Sensera Limited and Nanotron Technologies GmbH.	8-K	001-36404	2.1	10/5/2020

2.8	Amendment to the Share Sale and Purchase Agreement, dated as of February 24, 2021, among Inpixon GmbH, Sensera Limited and Nanotron Technologies GmbH.	8-K	001-36404	2.1	2/26/2021

2.9*	Stock Purchase Agreement, dated as of March 25, 2021, among Inpixon, Game Your Game, Inc., Rick Clemmer, and Martin Manniche.	10-K	001-36404	2.23	3/31/2021

1

Exhibit Number[2]	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.10*	Stock Purchase Agreement, dated as of April 30, 2021, among Inpixon, Design Reactor, Inc., dba The CXApp, the sellers set forth on the signature page thereto and each other person who owns outstanding capital stock of The CXApp and executes a Joinder to Stock Purchase Agreement, and Leon Papkoff, as Sellers’ Representative	8-K	001-36404	2.1	5/6/2021

3.1	Restated Articles of Incorporation.	S-1	333-190574	3.1	8/12/2013

3.2	Certificate of Amendment to Articles of Incorporation (Increase Authorized Shares).	S-1	333-218173	3.2	5/22/2017

3.3	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	4/10/2014

3.4	Articles of Merger (renamed Sysorex Global).	8-K	001-36404	3.1	12/18/2015

3.5	Articles of Merger (renamed Inpixon).	8-K	001-36404	3.1	3/1/2017

3.6	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.2	3/1/2017

3.7	Certificate of Amendment to Articles of Incorporation (Authorized Share Increase).	8-K	001-36404	3.1	2/5/2018

3.8	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	2/6/2018

3.9	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	11/1/2018

3.10	Certificate of Amendment to Articles of Incorporation, effective as of January 7, 2020 (Reverse Split).	8-K	001-36404	3.1	1/7/2020

3.11	Bylaws, as amended.	S-1	333-190574	3.2	8/12/2013

3.12	Bylaws Amendment.	8-K	001-36404	3.2	9/13/2021

4.1	Specimen Stock Certificate of the Company.	S-1	333-190574	4.1	8/12/2013

4.2	Form of Certificate of Designation of Preferences, Rights and Limitations of Series 4 Convertible Preferred Stock.	8-K	001-190574	3.1	4/24/2018

4.3	Certificate of Designation of Series 5 Convertible Preferred Stock, dated as of January 14, 2019.	8-K	001-36404	3.1	1/15/2019
2

Exhibit Number[3]	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

4.4	Promissory Note, dated as of March 18, 2020.	8-K	001-36404	4.1	3/20/2020

4.5	Form of Purchase Warrant.	8-K	001-36404	4.1	11/27/2020

4.6	Form of Pre-Funded Warrant.	8-K	001-36404	4.2	11/27/2020

4.7	Form of Purchase Warrant.	8-K	001-36404	4.1	1/25/2021

4.8	Form of Pre-Funded Warrant.	8-K	001-36404	4.2	1/25/2021

4.9	Form of Purchase Warrant.	8-K	001-36404	4.1	2/12/2021

4.10	Form of Pre-Funded Warrant.	8-K	001-36404	4.2	2/12/2021

4.11	Form of Purchase Warrant.	8-K	001-36404	4.1	2/17/2021

4.12	Form of Pre-Funded Warrant.	8-K	001-36404	4.2	2/17/2021

4.13	Form of Warrant.	8-K	001-36404	4.1	9/13/2021

4.14	Series 7 Convertible Preferred Stock Certificate of Designation, filed with the Secretary of State of the State of Nevada and effective September 31, 2021.	8-K	001-36404	3.1	9/15/2021

10.1*	Form of Securities Purchase Agreement	8-K	001-36404	10.1	9/13/2021

10.2	Form of Lock-up Agreement	8-K	001-36404	10.2	9/13/2021

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.
						X

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.
						X

32.1##	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instant Document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
3

Exhibit Number[4]	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
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