Form 10-K
period 2021-12-31
INPIXON
filed 2022-03-16
CIK 1529113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $132,741,195 based upon the closing price reported for such date on the Nasdaq Capital Market.

As of March 16, 2022, there were 152,476,355 shares of the registrant’s common stock outstanding.
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
•our ability to obtain adequate financing in the future as needed;
•our consummation of strategic transactions which may include acquisitions, mergers, dispositions involving us and any of our business units or other strategic investments;
•our ability to maintain compliance with the continued listing requirements of the Nasdaq Capital Market;
•lawsuits and other claims by third parties or investigations by various regulatory agencies that we may become subject to and are required to report, including but not limited to, the U.S. Securities and Exchange Commission;
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
ii

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
iii

PART I
ITEM 1: BUSINESS
Introduction

Inpixon is the Indoor Intelligence™ company. Our solutions and technologies help organizations create and redefine exceptional experiences that enable smarter, safer and more secure environments. We leverage our positioning, mapping, augmented reality, analytics and app technologies to achieve higher levels of productivity and performance, increase safety and security, improve worker and employee satisfaction rates and drive a more connected workplace. We have focused our corporate strategy on being the primary provider of the full range of foundational technologies needed in order to offer a comprehensive suite of solutions that make indoor data available and meaningful to organizations, employees and visitors. Together, our technologies are foundational for allowing organizations to create and launch the digital twin of a physical location necessary for driving enhanced experiences in the metaverse.

Our Indoor Intelligence solutions are used by our customers for a variety of use cases including, but not limited to, employee and visitor experience enhancement through a customer branded app with features such as desk booking, wayfinding and navigation, and the delivery of content to tens of thousands of attendees in hybrid events. Our real time location (RTLS) and asset tracking products offer manufacturing and warehouse logistics optimization and automation, increase workforce productivity, and enhance worker safety and security.

In addition to our Indoor Intelligence technologies and solutions, we also offer:

•    Digital solutions (eTearsheets; eInvoice, adDelivery) or cloudbased applications and analytics for the advertising, media and publishing industries advertising management platform referred to as Shoom by Inpixon; and

•    A comprehensive set of data analytics and statistical visualization solutions for engineers and scientists referred to as SAVES by Inpixon.

We report financial results for three segments: Indoor Intelligence, Shoom and SAVES. For Indoor Intelligence, we generate revenue from sales of hardware, software licenses and professional services. For Shoom and SAVES we generate revenue from the sale of software licenses.

Products and Services

Indoor Intelligence

Our Indoor Intelligence offerings consists of the following software and hardware products.

Experience Apps and Services

•    Smart Office App – Our smart office app seeks to enhance the employee experience by providing organizations with a holistic location aware customer branded employee app for a smart, innovative and connected workplace. This solution aims to help organizations provide a frictionless work environment with features such as hot desking and room booking, indoor navigation with turn by turn directions on a digital map, company-wide news feeds to more easily distribute relevant content to employees and other personnel, an in-app company directory and the ability to access workplace amenities and other bookable opportunities and experiences. With over 75 product integrations (Slack, Zoom, Office365, G-suite, ServiceNow, etc.) our Smart Office App serves as the gateway to your corporate communications and productivity portfolio.

•    Executive Briefing Centers (EBC) – Our EBC omni-channel software platform provides a virtual briefing platform allowing organizations to offer a personalized experience for in-office, remote and hybrid meetings. This SaaS platform allows for meeting programs to be managed in one environment from meeting to meeting or location to location with agendas that support single or multi day events with a detailed day-by-day guide and customizable agenda capabilities.

•    Events – Our hybrid events platform offers a mobile first and virtual event platform to connect tens of thousands of remote and in person audiences in a fully branded, end to end event experience. The software-as-a-service (SaaS) platform allows for hosting and storage of events, perpetual engagement before during and after the event, personalized agendas, real time activity feeds, notifications and more.

• Inpixon Mapping, is our indoor mapping solution which provides users with the tools to add intelligence to complex indoor spaces by integrating business data with geospatially accurate indoor maps to create relevant views of indoor environments. The digital twin of a physical space facilitates use cases for facility management, security safety, customer or worker experiences, asset tracking and more. Inpixon Mapping offers developers the flexibility and control to create tailored map-enabled solutions that address multiple use cases with a single set of maps. Deployed through native software development kits (SDKs) (Web, iOS, Android), maps are broken down into layers and objects that can be associated with third party data sources and used to provide a high-fidelity and fluid user experience. Our mapping platform is flexible and has both customers with their own mobile apps that use our SDK as well as native deployment in our own smart office app.

• Augmented Reality (AR) and 3D – Inpixon's augmented reality SDKs allow businesses to easily scan a space and subsequently attach AR content persistently to any position in the world. The technology can also be used for visual asset tracking without beacons or markers as well as digital twin creation and manipulation. Creating the 3D representation of your venue can be as easy as using your phone camera. Using SLAM combined with our patented and patent-pending technologies offers tools to help enterprise and industry enable metaverse capabilities for their business.

• Analytics and Insights – our robust cloud-based analytics platform allows data from multiple sensors and data sources to be visualized for action by the operator. Our platforms can engage with data from our IoT sensors, our mobile apps, 3rd party sensors and data that is ingested via an application programming interface (API) or comma-separated value (CSV). In retail, both shopping malls and large stores, we can capture radio frequency (RF) data to visually display shopper loyalty and behavior including measuring in-store events or experiential activations. Our enterprise clients use analytics to monitor employee engagement with the mobile app and events platform while in the factory we analyze movement patterns in the warehouse and interact with enterprise resource planing (ERP) systems to optimize workflow.

• On-Device Positioning - we provide on-device positioning using internal sensors in smart phones and other IoT wearable devices. The location data is ingested by the positioning system generating accurate coordinates which are displayed on an indoor map. Our on-device indoor positioning solution enables a smartphone’s precise location to be displayed to a user in a mobile app. Data is combined from various sensors, including accelerometers, gyroscopes, compass, global positioning system (GPS) and bluetooth (BLE) radio scanning, to position the blue dot and to correct for drift. Enabling powerful location-based use cases, our patented on-device technology runs on a smartphone, smartwatch or other IoT wearable device and can operate without the internet.

Industrial Internet of Things (IoT) and RTLS

• IoT SaaS Platform - Our full stack offering in the Industrial IoT space includes an enterprise class, multi-technology RTLS IoT platform for industrial automation. Inpixon’s RTLS IoT platform is a comprehensive real-time IoT solution for the implementation of industrial RTLS (Track & Trace) applications for indoor and outdoor areas, such as vehicle localization, production tracking, yard management, gate allocation, forklift location (MHE), real-time route optimization or the automatic identification and booking of goods and material flows (AutoID). In addition to real-time data applications for the digital twin, it also provides smart real-time location analyses from one platform suite, enabling companies to identify significant process optimizations and make data-based decisions. The solutions offered by the platform include (1) SMART Warehouse (2) AutoID & Booking (3) SMART Forklift (4) Fleet Manager (5) Safety Manager (6) SMART Production (7) Material flow control (8) Equipment Manager (9) Yard Manager and (10) Shipment Manager.

• IoT Devices, Sensors and Tags - Our RTLS or asset tracking hardware includes a full end-to-end portfolio of IoT sensors (also known as nodes or anchors) and end user or asset tags. This portfolio leverages our own products for GPS, ultra-wideband (UWB) and chirp spread spectrum (CSS) while incorporating support for third party integrated Wi-Fi and BLE solutions. In the security space, a version of our sensor allows detection of cellular, Wi-Fi and BLE signals that is combined with UWB to offer security and high value asset tracking solutions. Chirp technology is effective for longer range communication while UWB is an important RF standard for pinpoint asset tracking. Organizations across many different industries can leverage the accuracy, quickness, and reliability of both technologies to track the real-time location and status of key assets and equipment, with greater precision. Users can display and track the location and movement of static and moving assets and asset attribute information within a space on high-fidelity, layer-based indoor maps and navigate to assets that are both fixed and in motion.

• Video Integration – Our RF video solution uses IoT analytics data and allows direct integration with leading Video Management Systems (VMS) and CCTV to provide visual track and trace of assets or to quickly allow video to aid security personnel in an emergency situation. This solution builds upon the accurate mapping solutions while adding analytics and precise RTLS data.

• Security – Our wireless detection and positioning solutions help cultivate situational awareness by leveraging sensors with proprietary technology that can detect and position active cellular, Wi-Fi, Bluetooth, UWB and Chirp signals throughout a venue. This solution allows for the positioning of people and assets homogeneously as they travel in a controlled space and empowers users to make key decisions around security, risk mitigation and public safety, at scale. Utilizing various radio signal technologies permits device positioning with accuracy ranging from several meters down to approximately thirty centimeters, depending on the product deployed and conditions in the indoor space. The technology allows for detailed understanding of space and resource utilization, and in security applications, detection and identification of authorized and unauthorized devices, prevention of rogue devices through alert notification based on rules when unknown devices are detected in restricted areas and asset tracking with centimeter level precision.

• Transceiver/Modules - The Inpixon nanoLOC transceiver is a low-power, highly integrated mixed signal chip. This 2.4 GHz long range CSS transceiver transmits and receives wireless data packets for robust wireless communication, ranging capabilities and RTLS. A patented, Inpixon owned technology that offers range comparable to Wi-Fi systems with accuracy of BLE or UWB in some scenarios. Supporting a freely adjustable center frequency with three non-overlapping frequency channels, amongst others, the Inpixon nanoLOC enables multiple physically independent networks and improved coexistence with existing 2.4 GHz wireless technologies. This product is also available in a module form to allow easier integration for our partners and integrators.

Shoom

    With Shoom Digital Solutions we offer comprehensive digital solutions or cloud-based applications and analytics for the media and publishing industry, including eTearsheets and eInvoice. eTearsheets provides both advertiser and publication users with an advertising analytics tool kit for accessing single ads or entire campaigns across multiple publications. eTearsheets seamlessly with existing PDF work flows, merging users PDF pages with ad data, creating links to the ads, and sending an option e-mail to advertisers containing a link to their ad pages. Users can access the site on their desktop, tablet or mobile devices, and need only internet access and a standard browser. eInvoice is a hosted, web-based solution offering email notifications, seamless interaction eith eTearsheets and dynamic invoice searching.

SAVES

Through our SAVES product line we offer a comprehensive set of data analytics and statistical visualization software solutions for engineers and scientists. The suite of data analytics and statistical visualization tools includes SigmaPlot, SigmaStat, SYSTAT, PeakFit, TableCurve 2D, TableCurve 3D, SigmaScan and MYSTAT.

Product Enhancements

Our ability to adapt to the technological advancements within our industry is critical to our long-term success and growth. As a result, our executive management must continuously work to ensure that they remain informed and prepared to quickly adapt and leverage new technologies within our product and service offering as such technologies become available. In connection with that goal, our product roadmap development plans include expanding the use of both UWB and CSS technology for precise asset tracking, furthering our efforts towards 3D mapping, with a specific focus on light detection and ranging (LIDAR) and AR features, innovation in our machine learning algorithms for our positioning engines, understanding worldwide 5G deployments to enhance our detection and positioning capabilities.

Positioning Innovation Powered by Machine Learning

In 2022, we intend to continue to expand our use of machine learning and artificial intelligence (“AI”) to improve positioning accuracy, reliability and range which will provide additional to existing customers and unlock new opportunities for our technology. These improvements will impact our on-device positioning technology used to provide an indoor blue dot in corporate enterprises as well as our CSS and UWB deployments in both commercial and industrial companies. Following these enhancements, our products will be able to assist in providing predictive, more accurate, bidirectional location information to secure and optimize our deployments using hardware that includes iOS and Android smartphones, IoT sensors, access points or BLE beacons.

5G

Building on research and development (R&D) efforts in 2021, we intend to continue to study the worldwide 5G deployments, both public and private, to identify a robust hardware and software solution to detect and position new handsets based on this technology and explore software defined radio solutions, as well as enhancements in antenna technology to provide our customers with additional capabilities in the security field. This is a complex problem and we are working with partners and customers to understand requirements, use cases and solutions.

Mapping, Digital Twin and Augmented Reality

Our advanced mapping platform is built with a set of developer tools to power an infinite number of experiences across multiple platforms. In 2022, we will continue to expand our tools by leveraging LIDAR technology to confirm asset location in a deployment and explore the ability to validate changes in the physical world match our digital twin. AR technologies will be used to both display and capture spatial data that can be overlay with the rich, profile-based maps in our CMS. This will allow new navigation use cases, applications for deployment of assets and possibilities for optimization in manufacturing and office environments.

App

With the addition of our on-device positioning technology and the expanding usage of apps in the workplace, particularly campus and large building environments, we are investing R&D resources in improving our app capabilities, enhancing our SDKs and adding new functionality to support integration with workplace systems and tool. Our API and SDK integrations with partners that provide conferencing, collaboration, delivery, secure lockers, parking and IoT management are key differentiators that make our app the gateway for our customers. By providing the best mapping and app experience our enterprise customers can improve efficiency and experience in offices and guide users in following new health and safety recommendations.

Analytics and Insights

We provide data science analytics, on-premises or in the cloud, along with specially optimized algorithms that are intended to increase usability of the data we collect for our customers. In 2022, we will continue to expand this offering allowing customers to export data to internal business intelligence systems and to upload additional datasets that might include security systems, assembly line data or shopping and receiving information. Our system then delivers data reporting and visualizations to the user combining these data sources.

Corporate Strategy
Since 2019, management has pursued an aggressive corporate strategic acquisition strategy focused on building and developing our Indoor IntelligenceTM platform to be able to offer a comprehensive range of solutions that allow for the collection of data within workplace environments to delivering insights from that data for, people, places and things. In furtherance of this strategy, we have completed a series of strategic transactions, including, the acquisition of (1) technologies allowing for wireless device positioning and radio frequency augmentation of video surveillance systems; (2) GPS tracking products, software, technologies, and related intellectual property to provide ground positioning, asset tracking, and situational awareness monitoring for those whose intelligence needs expand outdoors; (3) our indoor mapping solution, Inpixon Mapping, to provide users with the tools to add intelligence to complex indoor spaces by integrating business data with geospatially accurate indoor maps to create relevant views of indoor environments; (4) a suite of on-device “blue dot” indoor location and motion technologies, including patents, trademarks, software and related intellectual property; (5) IoT solutions for RTLS and indoor and outdoor positioning solutions utilizing both industry-standard technologies, such as UWB, and patented proprietary wireless communication technologies, such as CSS; (6) a suite of augmented reality, computer vision, localization, navigation, mapping, and 3D reconstruction technologies, including patents, trademarks, software and related intellectual property, (7) a leading SaaS app platform that enables corporate enterprise organizations to provide a custom-branded, location-aware employee app focused on enhancing the workplace experience and hosting virtual and hybrid events, and (8) an industrial IoT, RTLS, and sensor data services provider.
We believe these transactions have positioned us as a market leader with a comprehensive suite of products and solutions allowing us to help organizations enhance the visitor and employee experience with actionable indoor intelligence making them smarter, safer and more secure. We operate and compete in an industry that is characterized by rapid technological innovation, changing customer needs, evolving industry standards and frequent introductions of new products, product enhancements, services and distribution methods. Our success will depend on our ability to develop expertise with these new products, product enhancements, services and distribution methods and to implement solutions that anticipate and respond to rapid changes in technology, the industry, and customer needs. In order to continue to respond to rapid changes and required technological advancements, as well as increase our shareholder value, we are exploring strategic transactions and opportunities that we believe will enhance shareholder value and support our commitment to delivering exceptional experiences and continued innovation with technologies that combine the physical and digital worlds with augmented reality and location based technologies. We are primarily focused on identifying potential targets with business value and operational synergies, however, we will also be opportunistic and may consider other strategic and/or attractive transactions that we believe may increase overall shareholder value, which may include, but not be limited to other alternative investment opportunities, such as minority investments, joint ventures or special purpose acquisition companies. In addition, at the end of last year, our board of directors authorized a review of strategic alternatives, including a possible asset sale, merger with another company or spin-off of one or more of our business units. We have received an inbound preliminary indication of interest which we are currently evaluating. We also intend to retain an investment bank as our financial advisor in order to evaluate any available strategic options that may be available to us, If we make any acquisitions in the future, we expect that we may pay for such acquisitions with cash, equity securities and/or debt in combinations appropriate for each acquisition.
Research and Development Expenses

Our future plans include investments in research and development and related product enhancement opportunities. Our management believes that we must continue to dedicate a significant amount of resources to research and development efforts to maintain a competitive position. Our products intersect many emerging fields including metaverse, augmented reality, occupancy planning, industry 4.0, smart cities and we continue to innovate and patent new methods to solve problems for our customers. Research and development expenses for the years ended December 31, 2021 and 2020 totaled approximately $14.1 million and $6.5 million, respectively.
Sales and Marketing
We utilize direct sales and marketing through sales representatives, who are compensated with a base salary and, in certain instances, may participate in incentive plans such as commissions or bonuses. We also utilize webinars, conferences, tradeshows and other direct and indirect marketing activities to generate demand for our products and services. We also have relationships with resellers and channel partners to directly engage with customers, to perform the installation as well as manufacturers (OEM) and systems integrators to assist with the implementation of certain of our products and services. We are in the process of expanding our channel partners.

Our Inpixon products are primarily sold on a license (up-front one-time fee) or SaaS model. In our licensing model, we also typically charge an annual maintenance fee. The SaaS model is typically for a 2-3 year contract and includes maintenance upgrades. The SaaS model generates a recurring revenue stream. Our Shoom product is on a monthly subscription model based on 2-3 year contracts. SAVES products are sold as annual or perpetual licenses along with maintenance subscriptions.
Customers

The Company’s customers include Fortune 1000 enterprises primarily in the US and Europe that range from leading automotive manufacturers to major airlines to metaverse focused organizations to leading edge-to-cloud providers. A list of customers is available on our website at www.inpixon.com.

Our workplace experience products including our award-winning mobile app, events platform, mapping services and briefing center tools are deployed in various sectors including pharmaceutical, banking, technology, hospitals, shopping malls, entertainment, electric vehicles and food delivery.

Our industrial IoT offerings which include security sensors, real-time location tracking, process optimization, paperless factory and virtual warehouse are used around the world in automotive factories, logistics warehouse, underground mining, distribution facilities, government and military buildings and corporate offices. Our top three customers accounted for approximately 16% and 43% of our gross revenue during the years ended December 31, 2021 and 2020, respectively. During 2021 no customer accounted for more than 10% of our gross revenue, and one customer accounted for 8% of our gross revenue in 2021 and a separate customer accounted for 26% in 2020. From time to time, one or two customers can represent a significant portion of our revenue as a result of one-time projects.

Competition

Our business is characterized by innovation and rapid change. Our Indoor Intelligence products compete with companies that offer positioning and asset tracking products and services, indoor mapping solutions, or workplace experience apps. For positioning we compete with companies such as Aruba, Cisco, Mist Networks/Juniper Networks, Aislelabs and Bluevision/HID. For our workplace experience app, events and executive briefing center products we compete with Modo, Comfy, On24, Cvent, Signet and BriefingEdge. For our mapping product, we compete with companies such as MappedIn, Mapwize and Esri. For asset tracking and our Industrial Internet of Things (IIoT) products, we compete with Ubisense, Sewio, Kinexon, Zebra Technologies, Stanley Healthcare and other mostly vertical focused RTLS companies. The positioning companies primarily offer BLE or Wi-Fi detection and, therefore, we believe they cannot achieve the same accuracy and comprehensive detection that we do. We have partnered with or replaced some of these companies because we offer GPS, Cellular/LTE, Wi-Fi, BLE, CSS and UWB solutions that can deliver the level of accuracy required for the customer use case. Most of the companies above are focused on one product and/or vertical and, at this time, we believe none of them have the complete offering of positioning, mapping, RTLS and analytics.
We believe we offer a unique and differentiated approach to the market with our indoor intelligence offering which is:
•Comprehensive. We integrate a myriad of indoor data inputs and outputs. The technology supports a multitude of use cases including workplace experience, asset tracking, navigation, facility management, analytics, and security across numerous industries in both the private and public sector.
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

Originlab and Graphpad Prism are the main competitors of our SAVES products.

Intellectual Property
To establish and protect our proprietary rights, we rely on a combination of patents, trademarks, copyrights, trade secrets, including know-how, license agreements, confidentiality procedures, non-disclosure agreements with third parties, employee disclosure and invention assignment agreements, and other contractual rights. We do not believe that our proprietary technology is dependent on any single patent or copyright or groups of related patents or copyrights. We believe the duration of our patents is adequate relative to the expected lives of our products.

Our SAVES products are sold pursuant to an exclusive, world-wide, fully transferable, royalty free, 15 year ("License Term") license and distribution agreement (the "Systat License Agreement") with Cranes Software International Ltd. (“Cranes”) and Systat Software, Inc. (“Systat” and together with Cranes, the “Systat Parties”) pursuant to which we were granted (a) an exclusive, worldwide license to use, modify, develop, market and distribute the SYSTAT software suite of products related source code, user documentation and associated intellectual property and (b) an exclusive, worldwide sub-license to use, modify, develop, market and distribute the Sigma Plot suite of software, related source code, user documentation and associated intellectual property licensed to Systat by Cranes. In addition, we were also granted with an exclusive, worldwide, fully transferable, royalty free license to create derivative works and improvements, modifications, enhancements, changes, or corrections to the underlying software, source code and documentation during the License Term ("Modification"). We own title to any Modifications.

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
Employees
As of March 3, 2022, we have 220 employees, including 10 part-time employees, which includes all employees of our subsidiaries. This includes 3 officers, 38 sales personnel, 12 marketing personnel, 137 technical and engineering personnel and 30 finance, legal and administration personnel.
Corporate History
We were originally formed in the State of Nevada in April 1999. Prior to the spin-off in August 2018 of our wholly owned subsidiary, Sysorex, Inc. (“Sysorex”), our business was primarily focused on providing information technology and telecommunications solutions and services to commercial and government customers primarily in the United States. The product and service offerings included enterprise infrastructure solutions for business operations, continuity, data protection, software development, collaboration, IT security, and physical security needs, including, third party hardware, software and related maintenance and warranty products and services resold from well-known brands and information technology development and implementation professional services.
On August 31, 2018, we completed the spin-off of Sysorex to separate our legacy enterprise infrastructure solution business from our indoor intelligence business.
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

On March 25, 2021, we entered into a Stock Purchase Agreement (the “GYG Purchase Agreement”) with Game Your Game, Inc., a Delaware corporation (“GYG”), and certain selling shareholders (the “Selling Shareholders”), pursuant to which we acquired an aggregate of 522,000 shares of common stock of GYG (the “GYG Shares”), representing 55.4% of the outstanding shares of common stock of GYG. GYG’s business consists of developing and providing solutions using sports data and analytics.

On April 23, 2021 we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Visualix GmbH i.L. (the “Visualix”), its founders (each, a “Founder,” and collectively, the “Founders”), and Future Energy Ventures Management GmbH (“FEVM”) pursuant to which we acquired substantially all of thr Visualix assets including certain computer vision, robust localization, large-scale navigation, mapping, and 3D reconstruction technologies (collectively, the “AR Technology”), the intellectual property and patent applications underlying the AR Technology.

On April 30, 2021, we acquired over 99.9% of the outstanding capital stock of Design Reactor, Inc., a California corporation (“The CXApp”), the provider of a leading SaaS app platform that enables corporate enterprise organizations to provide a custom-branded, location-aware employee app focused on enhancing the workplace experience and hosting virtual and hybrid events pursuant to the terms of a Stock Purchase Agreement. On May 10, 2021, we acquired the remaining interest of The CXApp and now own 100% of the outstanding capital stock of The CXApp.

On December 9, 2021, through our wholly-owned subsidiary, Nanotron Technologies GmbH, a limited liability company incorporated under the laws of Germany (the “Purchaser”), we entered into a Share Sale and Purchase Agreement (the “Purchase Agreement”) with the shareholders of IntraNav GmbH, a limited liability company incorporated under the laws of Germany (“IntraNav”), pursuant to which we acquired 100% of the outstanding capital stock (the “IntraNav Shares”) of IntraNav, a leading industrial IoT (“IIoT”), real-time location system (“RTLS”), and sensor data services provider.

Corporate Information

We have six operating subsidiaries: (i) Inpixon Canada, Inc. (100% ownership) based in Coquitlam, British Columbia (“Inpixon Canada”); (i) Inpixon Limited (100% ownership) based in Slough, United Kingdom; (iii) Inpixon GmbH (100% ownership) based in Ratingen, Germany; (iv) Design Reactor, Inc. (The CXApp) (100% ownership); (v) Game Your Game, Inc., based in Palo Alto, CA (55.4%); and (vi) Inpixon India Limited (82.5% ownership) based in Hyderabad, India. In addition, Active Mind Technology Ltd. is an indirect subsidiary of the Company and the wholly-owned subsidiary of Game Your Game, Nanotron Technologies GmBh ("Nanotron"), based in Berlin, Germany is an indirect subsidiary of the Company and the wholly owned subsidiary of Inpixon GmbH and IntraNav GmbH, based in Eschborn, Germany is an indirect subsidiary of the Company and the wholly owned subsidiary of Nanotron.

Our principal executive offices are located at 2479 E. Bayshore Road, Suite 195, Palo Alto, CA 94303, and our telephone number is (408) 702-2167. Our subsidiaries maintain offices in Coquitlam, British Columbia, New Westminster, British Columbia, Toronto, Ontario, Hyderabad, India, Berlin Germany, Ratingen, Germany, Eschborn, Germany and Slough, UK. Our Internet website is www.inpixon.com. The information on, or that can be accessed through, our website is not part of this report, and you should not rely on any such information in making any investment decision relating to our common stock.
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
Summary Risk Factors

The following summarizes the risks and uncertainties that could materially adversely affect our business, financial condition, results of operation and stock price. You should read this summary together with the more detailed description of each risk factor contained below.

Risks Related to Our Operations

•We have completed several strategic transactions, which may make it difficult for potential investors to evaluate our future business, and, due to the risks and uncertainties related to the acquisition of new businesses, any such acquisition does not guarantee that we will be able to attain profitability.
•We may not be able to successfully integrate the business and operations of entities that we have acquired or may acquire in the future into our ongoing business operations.
•The risks arising with respect to the historic business and operations of our recent acquisition targets may be different from what we anticipate, which could significantly increase the costs and decrease the benefits of the acquisition and materially and adversely affect our operations going forward.
•The effects of the COVID-19 pandemic could adversely affect us, and the extent to which the effects of the pandemic will impact us remains uncertain.
•Our ability to successfully execute our business plan may require additional debt or equity financing, which may otherwise not be available on reasonable terms or at all.
•Failure to manage or protect growth may be detrimental to our business because our infrastructure may not be adequate for expansion.
•We have a history of operating losses and working capital deficiency and there is no assurance that we will be able to achieve profitability or raise additional financing.
•The shares of our Series 7 Convertible Preferred Stock are subject to a holder’s redemption right and requires us to maintain a minimum cash balance.
•Any future acquisitions that we may make could disrupt our business, cause dilution to our stockholders and harm our business, financial condition or operating results.
•We have been subject to regulatory and other government or regulatory investigations or inquiries and may be required to comply with data requests, or requests for information by government authorities and regulators in the United States or other jurisdictions in which we operate and any resulting enforcement action could have a materially adverse effect on us.
•If we do not adequately protect our intellectual property rights, our business may be harmed.
•The growth of our business is dependent on increasing sales to our existing customers and obtaining new customers, which, if unsuccessful, could limit our financial performance.

Risks Related to the Spin-off
•The Spin-off could give rise to disputes or other unfavorable effects, which could have a material adverse effect on our business, financial position and results of operations.
•Changes in the value of the Sysorex common stock we own may result in material fluctuations (increases or decreases) in our total asset value and net income on a quarterly basis.
Risks Related to Our Securities

•Our common stock may be delisted from the Nasdaq Capital Market if we cannot satisfy Nasdaq’s continued listing requirements in the future.
•Our stock price may be volatile.
•Sales of our common stock or other securities, or the perception that future sales may occur, may cause the market price of our common stock to decline, even if our business is doing well.
•We do not intend to pay cash dividends to our stockholders, so it is unlikely that stockholders will receive any return on their investment in our Company prior to selling our stock.
•If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately or prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely affect the trading price of our common stock.
•Some provisions of Nevada law, our Articles of Incorporation and bylaws may deter takeover attempts, which may inhibit a takeover that stockholders consider favorable and limit the opportunity of our stockholders to sell their shares at a favorable price.
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
We have a strategic acquisition strategy and since 2014 we have completed several strategic transactions. In August 2018, we completed the Spin-off of our VAR business, which included the businesses acquired from Lilien and Integrio, while in 2019 we acquired Locality and Jibestream, in addition to certain assets from GTX. In 2020, we completed several additional strategic transactions including, the acquisition of the Nanotron business, an exclusive license for the distribution and marketing of the SAVES software expanding our operations in the United Kingdom and Germany and the acquisition of certain assets and technologies comprising our "blue dot" technology from Ten Degrees. In 2021, we acquired a suite of augmented reality, computer vision, localization, navigation, mapping, and 3D reconstruction technologies, including patents, trademarks, software and related intellectual property from Visualix GmbH, 100% of the outstanding capital stock of Design Reactor, Inc., including its SaaS app platform that enables corporate enterprise organizations to provide a custom-branded, location-aware employee app focused on enhancing the workplace experience and hosting virtual and hybrid events, and 100% of the outstanding capital stock of IntraNav GmbH, an industrial IoT (IIoT), real-time location system (RTLS), and sensor data services provider. Our limited operating history after such acquisitions and divestiture makes it difficult for potential investors to evaluate our business or prospective operations or the merits of an investment in our securities. With respect to the Spin-off, the risks inherent in such divestiture are described below under “Risks Related to the Spin-off.” With respect to acquisitions, we are subject to the risks inherent in the financing, expenditures, complications and delays characteristic of a newly combined business. These risks are described below under the risk factor titled “Any future acquisitions that we may make could disrupt our business, cause dilution to our stockholders and harm our business, financial condition or operating results.” In addition, while the Company has received indemnification protections in connection with these acquisitions from undisclosed liabilities, there may not be adequate resources to cover such indemnity. Furthermore, there are risks that the vendors, suppliers and customers of any of the businesses we have acquired may not renew their relationships for which there is no indemnification. Accordingly, our business and success faces risks from uncertainties inherent to developing companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.
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

The United States and the global community we serve are facing unprecedented challenges posed by the COVID-19 pandemic. The pandemic, and the preventative measures taken in response (including “shelter-in-place” or “stay-at-home” and similar orders issued by international, federal, state or local authorities), have resulted in, and are expected to continue to result in, significant volatility and business and economic disruptions and uncertainty. General economic or other conditions resulting from COVID-19 or other events materially may impact the liquidity of our common stock or our ability to continue to access capital from the sale of our securities to support our growth plans. While we have been able to continue operations remotely, we have and continue to experience supply chain cost increases and constraints and delays in the receipt of certain components of our products impacting delivery times for our products. We have also seen some impact in the demand of certain products and delays in certain projects and customer orders either because they require onsite services which could not be performed as a result of new rules and regulations resulting from the pandemic, customer facilities being partially or fully closed during the pandemic or because of the uncertainty of the customer’s financial position and ability to invest in our technology. We have taken steps to protect our employees and we continue to operate all of our services, but the extent to which the effects of the pandemic will impact our business, operations, financial condition and results of operations is uncertain, rapidly changing and hard to predict and will depend on numerous evolving factors that we may not be able to control or predict, including:

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

A significant portion of the purchase price related to our strategic acquisitions are allocated to goodwill and intangible assets that are subject to periodic impairment evaluations. An impairment loss could have a material adverse impact on our financial condition and results of operations. As of December 31, 2021 we had approximately $7.7 million of goodwill and the net book value of our intangible assets is approximately $33.5 million in connection with the various acquisitions that we have consummated.

As required by current accounting standards, we review intangible assets for impairment either annually or whenever changes in circumstances indicate that the carrying value may not be recoverable. The risk of impairment to goodwill is higher during the early years following an acquisition. This is because the fair values of these assets align very closely with what we paid to acquire the reporting units to which these assets are assigned. As a result, the difference between the carrying value of the reporting unit and its fair value (typically referred to as “headroom”) is smaller at the time of acquisition. Until this headroom grows over time, due to business growth or lower carrying value of the reporting unit, a relatively small decrease in reporting unit fair value can trigger impairment charges. When impairment charges are triggered, they tend to be material due to the size of the assets involved. Our business could be adversely affected, and impairment of goodwill could be triggered, if any of the following were to occur: higher attrition rates than planned as a result of the competitive environment or our inability to provide products and services that are competitive in the marketplace, lower-than-planned adoption rates by customers, higher-than-expected expense levels to provide services to customers, sustained declines in our stock price and related market capitalization and changes in our business model that may impact one or more of these variables. During the years ended December 31, 2021 and December 31, 2020 we recorded a goodwill impairment charge of $14.8 million and $0, respectively.
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
We have a history of operating losses and working capital deficiency. We have incurred net losses attributable to the stockholders of Inpixon of approximately $69.2 million and $29.2 million for the fiscal years ended December 31, 2021 and 2020, respectively. This increase in loss of approximately $39.9 million was primarily attributable to the increase in operating expenses of $53.8 million offset by the higher gross margin of $4.9 million and reduced other loss of $6.6 million. The continuation of our Company is dependent upon attaining and maintaining profitable operations and raising additional capital as needed, but there can be no assurance that we will be able to raise any further financing.
Our ability to generate positive cash flow from operations is dependent upon sustaining certain cost reductions and generating sufficient revenues. While our revenues have increased by 72% as compared to the same period for 2020, they are not sufficient to fund our operations and cover our operating losses. Our management is evaluating options and strategic transactions and continuing to market and promote our new products and technologies, however, there is no guarantee that these efforts will be successful or that we will be able to achieve or sustain profitability. We have funded our operations primarily with proceeds from public and private offerings of our common stock and secured and unsecured debt instruments. Our history of operating losses and cash uses, our projections of the level of cash that will be required for our operations to reach profitability, and the terms of the financing transactions that we completed in the past, may impair our ability to raise capital on terms that we consider reasonable and at the levels that we will require over the coming months. We cannot provide any assurances that we will be able to secure additional funding from public or private offerings or debt financings on terms acceptable to us, if at all. If we are unable to obtain the requisite amount of financing needed to fund our planned operations, it would have a material adverse effect on our business and ability to continue as a going concern, and we may have to curtail, or even to cease, certain operations. If additional funds are raised through the issuance of equity securities or convertible debt securities, it will be dilutive to our stockholders and could result in a decrease in our stock price.

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
We have outstanding debt. Such indebtedness, along with the other contractual commitments of our Company, could adversely affect our business, financial condition and results of operations.
As of March 3, 2022, we have an outstanding principal and interest balance of approximately $3.5 million underlying the promissory note issued to Iliad Research and Trading, L.P. which originally matured in March 2021, but was extended on March 17, 2021 to March 18, 2022 and extended on March 16, 2022 to March 18, 2023. In addition, Iliad Research and Trading, L.P may require us to redeem 1/3 of the initial principal balance of their promissory note each month in cash. The ability to meet payment and other obligations under this note depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control as described in this Annual Report on Form 10-K. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure debt, exchange debt for other securities, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet debt payment and other obligations, which could have a material adverse effect on our financial condition.
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
If we were deemed to be an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”), applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business, financial condition and results of operations.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (2) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. In the past, we have made strategic investments in certain securities, including our purchase of interests in Cardinal Venture Holdings LLC, a Delaware limited liability company (“CVH”), which owns certain interests in the sponsor entity (the “Sponsor”) to a special purpose acquisition company, as well as our holdings in Sysorex. Although we have made these strategic investments, we do not currently believe that we are an “investment company,” as such term is defined in either of those sections of the 1940 Act.

We intend to conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business, financial condition and results of operations.

Our Chief Executive Officer and director, Nadir Ali, has an interest in CVH that may create, or appear to create, conflicts of interest.

Nadir Ali, our Chief Executive Officer and director, is also a controlling member of 3AM, LLC which is a member of CVH, which may, in certain circumstances, be entitled to manage the affairs of CVH. Mr. Ali’s relationship may create, or appear to create, conflicts of interest between Mr. Ali’s obligations to our company and its shareholders and his economic interests and possible fiduciary obligations in CVH through 3AM. For example, Mr. Ali may be in a position to influence or manage the affairs of CVH in a manner that may be viewed as contrary to the best interests of either the Company or CVH and their respective stakeholders.
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
We have been subject to regulatory and other government or regulatory investigations or inquiries and may be required to comply with data requests, or requests for information by government authorities and regulators in the United States or other jurisdictions in which we operate and any resulting enforcement action could have a materially adverse effect on us.
As a publicly trading reporting company with operations in the United States and internationally, we interact regularly with regulatory and self-regulatory agencies in the United States or other jurisdictions in which we operate, including the SEC and the Nasdaq Stock Market. We have been and may in the future be the subject of SEC and other regulatory investigations and may be required to comply with informal or formal orders or other requests for information or documentation from such government authorities and regulators regarding our compliance with laws and regulations, including the rules and regulations under the Securities Act and the Exchange Act. Responding to requests for information from regulators in connection with any such investigations or inquiries could have a materially adverse effect on our business through, among other things, significantly increased legal fees and the time and attention required of the Company’s management and employees to be diverted from our normal business operations and growth plans. Moreover, if a regulator were to initiate an enforcement action against us, such any action could further consume our resources, require us to change our business practices and have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Our top three customers accounted for approximately 16% and 43% of our gross revenue during the years ended December 31, 2021 and 2020, respectively. No customer accounted for more than 10% of our gross revenue, one customer accounted for 8% of our gross revenue in 2021 and a separate customer accounted for 26% in 2020; however, each of these customers may or may not continue to be a significant contributor to revenue in 2022. The loss of a significant amount of business from one of our major customers would materially and adversely affect our results of operations until such time, if ever, as we are able to replace the lost business. Significant customers or projects in any one period may not continue to be significant customers or projects in other periods. To the extent that we are dependent on any single customer, we are subject to the risks faced by that customer to the extent that such risks impede the customer’s ability to stay in business and make timely payments to us.
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
We intend to use and leverage open source technology in which may create risks of security weaknesses.
Some parts of our technology may be based on open-source technology, including, but not limited to the technology that we may use in our Indoor Intelligence products. There is a risk that the development team or other third parties may intentionally or unintentionally introduce weaknesses or bugs into the core infrastructure elements of our technology solutions interfering with the use of such technology or causing loss to the Company.
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

We entered into a note purchase agreement with Sysorex, as amended from time to time, pursuant to which we agreed to loan Sysorex up to an aggregate principal amount of $10,000,000 on a revolving credit basis (the "Sysorex Note"). On March 1, 2020, we agreed to extend the maturity date of the note from December 31, 2020 to December 31, 2022. On April 14, 2021,

we entered into a Securities Settlement Agreement (the “SSA”) and a Rights Letter Agreement (the “RLA”), with Sysorex, whereby it agreed to satisfy in full its outstanding debt, in the aggregate amount of $9,088,176 as of March 31, 2021, owed to the Company, including but, not limited to, amounts outstanding under the Sysorex Note (the “Debt Settlement”). To effect the Debt Settlement, Sysorex agreed to issue to us (i) pursuant to the terms of the SSA, 12,972,189 shares of its common stock and (ii) rights to acquire 3,000,000 additional shares of its common stock pursuant to the terms of the RLA. The Debt Settlement was entered into in connection with Sysorex’s closing of a reverse triangular merger with TTM Digital Assets & Technologies, Inc.

The Company recorded $7.5 million for the release of the previously recorded valuation allowance related to the Sysorex Note, $1.6 million of interest income, and a gain on settlement of $49.8 million equal to the difference in the carry value of the Sysorex Note, including interest, and the value of the common stock and rights to acquire additional shares received in the settlement. As of December 31, 2021, the value of these securities decreased to $1.8 million from the prior quarter as a result of the corresponding decrease in Sysorex's common stock price. Accordingly, the unrealized loss on the Sysorex note increased to $57.1 million for the year ended December 31, 2021 as compared to an unrealized loss of $51.3 million for the nine months ended September 30, 2021.

Consequently, the shares of common stock of Sysorex we own, which are inherently volatile. Accordingly, the value of our total assets and as a consequence, the price of our common stock may decline or increase regardless of our operating performance, which may result in losses for investors purchasing shares of our common stock. Further, to the extent that we experience unrealized losses in connection with such securities from declines in securities values that management determines to be other than temporary, the book value of those securities will be adjusted to their estimated recovery value and we will recognize a charge to earnings in the quarter during which we make that determination. Additionally, the Company has no control over the price the Company will eventually receive as a result of the disposition of such assets and may be unable to sell the aforementioned securities at favorable prices quickly or when desired.
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

If our common stock is delisted from The Nasdaq Capital Market, the exercise of the Warrants by U.S. holders may not be exempt from state securities laws. As a result, depending on the state of residence of a holder of the Warrants, a U.S. holder may not be able to exercise its Warrants unless we comply with any state securities law requirements necessary to permit such exercise or an exemption applies. Although we plan to use our reasonable efforts to assure that U.S. holders will be able to exercise their Warrants under applicable state securities laws if no exemption exists, there is no assurance that we will be able to do so. As a result, your ability to exercise the Warrants may be limited. The value of the Warrants may be significantly reduced if U.S. holders are not able to exercise their Warrants under applicable state securities laws.

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
•sales of our common stock;
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

The closing market price for our common stock has varied between a high of $1.39 on March 1, 2021, and a low of $0.31 on February 23, 2022, in the twelve-month period ended February 26, 2022. During this time, the price per share of common stock has ranged from an intra-day low of $0.31 per share to an intra-day high of $1.59 per share. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market, industry and other factors, including the other risk factors described in this section. The market price of our common stock may also be dependent upon the valuations and recommendations of the analysts who cover our business. If the results of our business do not meet these analysts’ forecasts, the expectations of investors or the financial guidance we provide to investors in any period, the market price of our common stock could decline.

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
In general, a non-affiliated person who has held restricted shares for a period of six months, under Rule 144, may sell into the market our common stock all of their shares, subject to the Company being current in its periodic reports filed with the SEC. As of March 3, 2022, a significant portion of our outstanding shares of common stock outstanding are free trading.
Sales of our common stock or other securities, or the perception that future sales may occur, may cause the market price of our common stock to decline, even if our business is doing well.
Sales of our common stock or other securities, or the perception that future sales may occur, may cause the market price of our common stock to decline, even if our business is doing well.Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. For example, in June 2021, the SEC declared effective a shelf registration statement filed by us. This shelf registration statement allows us to issue any combination of our common stock, preferred stock, warrants, units, debt securities and subscription rights from time to time until expiry in June 2021 for an aggregate initial offering price of up to $350 million, subject to certain limitations. As of March 3, 2022, we had an aggregate remaining amount of $232.5 million available for the issuance of securities in offerings under this registration statement. The specific terms of future offerings, if any, under this shelf registration statement would be established at the time of such offering. Depending on a variety of factors, including market liquidity of our common stock, the sale of shares under this shelf registration statement may cause the trading price of our common stock to decline. The sale of a substantial number of shares of our common stock under this shelf registration statement, or anticipation of such sales, could cause the trading price of our common stock to decline or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire.
We had outstanding 150,324,038 shares of common stock as of March 3, 2022 of which 215,516 were issued as restricted stock grants to employees and subject to forfeitures in accordance with their terms. In addition, as March 3, 2022, there were 5 shares issuable upon conversion of 1 share of Series 4 Convertible Preferred Stock, 841 shares of common stock issuable upon conversion of 126 shares of Series 5 Convertible Preferred Stock, 39,400,000 shares issuable upon conversion of 49,250 shares of Series of Series 7 Preferred Stock; 47,093,250 shares subject to outstanding warrants, 28,543,072 shares subject to outstanding options under the Company’s equity incentive plans, 1 share subject to an option not under such plans and up to an additional 14,456,998 shares of common stock which may be issued under the Company’s 2018 Employee Stock

Incentive Plan that will become, or have already become, eligible for sale in the public market to the extent permitted by any applicable vesting requirements, lock-up agreements, if any, Rule 144 under the Securities Act or in connection with their registration under the Securities Act. The issuance or sale of such shares could depress the market price of our common stock. In the future, we also may issue our securities if we need to raise additional capital. The number of new shares of our common stock issued in connection with raising additional capital could constitute a material portion of the then-outstanding shares of our common
Historically, we have used our shares of common stock to satisfy our outstanding debt obligations, and, in the future, we expect to continue to issue our securities to raise additional capital or satisfy outstanding debt obligations. The number of new shares of our common stock issued in connection with raising additional capital or satisfying our outstanding debt obligations could constitute a material portion of the then-outstanding shares of our common stock.
There may be future sales or other dilution of our equity, which may adversely affect the market price of our common stock.
We are generally not restricted from issuing additional common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. Our articles of incorporation allows us to issue up to 2,000,000,000 shares of our common stock, par value $0.001 per share, and to issue and designate the rights of, without stockholder approval, up to 5,000,000 shares of preferred stock, par value $0.001 per share. To raise additional capital, we may in the future sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock at prices that are lower than the prices paid by existing stockholders, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders, which could result in substantial dilution to the interests of existing stockholders. The market price of our common stock could decline as a result of sales of common stock or securities that are convertible into or exchangeable for, or that represent the right to receive common stock or the perception that such sales could occur.
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
ITEM 2: PROPERTIES
We lease office space in several locations in the United States, including Palo Alto, CA where we house our principal headquarters, research and development, sales and marketing and certain administrative functions. Outside of the U.S., through our subsidiary, Inpixon Canada we lease offices in Coquitlam, BC, and Toronto, ON for research and development, sales and marketing and administrative activities. Through our majority owned subsidiary Inpixon India Limited, we also lease offices in Hyderabad, India primarily for research and development purposes and Bangalore, India for research and development, sales, marketing and other administrative purposes. We also lease certain property Berlin, Germany through our subsidiary Nanotron for research and development, sales, marketing and administrative activities. We lease additional properties in Ratingen, Germany through our subsidiary Inpixon GmbH and in the United Kingdom through our subsidiary Inpixon Limited for sales, marketing and administrative activities. The Company also has offices in Eschborn, Germany through our subsidiary IntraNav. We also lease certain property in Encino, CA which is subleased to a third party and not used for our operations. We believe our facilities are adequate for our current and reasonably anticipated future needs.
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
Market Information
Our common stock currently trades under the symbol “INPX” on the Nasdaq Capital Market.
Holders of Record
According to our transfer agent, as of March 3, 2022, we had approximately 191 shareholders of record of our common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name. Our stock transfer agent is Computershare Trust Company, N.A., Meidinger Tower, 462 S. 4th Street, Louisville, KY 40202.
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
ITEM 6: [RESERVED]
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

Overview of Our Business
Inpixon is the Indoor Intelligence™ company. Our solutions and technologies help organizations create and redefine exceptional workplace experiences that enable smarter, safer and more secure environments. We leverage our positioning, mapping, analytics and app technologies to achieve higher levels of productivity and performance, increase safety and security, improve worker and employee satisfaction rates and drive a more connected workplace. We have focused our corporate strategy on being the primary provider of the full range of foundational technologies needed in order to offer a comprehensive suite of solutions that make indoor data available and meaningful to organizations and their employees.

Our Indoor Intelligence solutions are used by our customers for a variety of use cases including, but not limited to, employee and visitor experience enhancement through a customer branded app with features such as desk booking, wayfinding and navigation, and the delivery of content to tens of thousands of attendees in hybrid events. Our real time location (RTLS) and asset tracking products offer manufacturing and warehouse logistics optimization and automation, increase workforce productivity, and enhance worker safety and security.

In addition to our Indoor Intelligence technologies and solutions, we also offer:

•    Digital solutions (eTearsheets; eInvoice, adDelivery) or cloudbased applications and analytics for the advertising, media and publishing industries y advertising management platform referred to as Shoom by Inpixon; and

•    A comprehensive set of data analytics and statistical visualization solutions for engineers and scientists referred to as SAVES by Inpixon.

We report financial results for three segments: Indoor Intelligence, Shoom and SAVES. For Indoor Intelligence, we generate revenue from sales of hardware, software licenses and professional services. For Shoom and SAVES we generate revenue from the sale of software licenses.
Revenues increased in the year ended December 31, 2021 over the same period in 2020 by approximately $6.7 million which is primarily attributable to an approximate $5.0 million increase in Indoor Intelligence sales, including our smart office app and real time location based technologies, and an increase of approximately $1.7 million of SAVES sales. We expect to continue to grow our Indoor Intelligence product line in 2022. The Indoor Intelligence product line does have long sales cycles, which result from customer-related issues such as budget and procurement processes but also because of the early stages of indoor-positioning technology and the learning curve required for customers to implement such solutions. Customers also often engage in a pilot program first which prolongs sales cycles and is typical of most emerging technology adoption curves. We anticipate sales cycles to improve in 2022 as our customer base moves from early adopters to mainstream customers. The sales cycle is also improving with the increased presence and awareness of beacon and Wi-Fi locationing technologies in the market. Indoor Intelligence sales can be licensed-based with government customers but commercial customers typically prefer a SaaS or subscription model. Our other digital solutions are also delivered on a SaaS model and allow us to generate industry analytics that complement our indoor-positioning solutions.
We experienced a net loss of approximately $70.1 million and $29.2 million for the years ended December 31, 2021 and 2020, respectively. This increase in loss of approximately $40.9 million was primarily attributable to the increase in operating expenses of $53.8 million primarily as a result of increased operating expenses related to the acquisitions completed in 2021, stock based compensation and a goodwill impairment offset by the higher gross margin of $4.9 million and reduced other loss of $6.6 million. We cannot assure that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. In order to continue our operations, we have supplemented the revenues we earned with proceeds from the sale of our equity and debt securities and proceeds from loans and bank credit lines.
Recent Events
2021 Financings
On January 24, 2021, we entered into a Securities Purchase Agreement with an institutional investor, pursuant to which we sold and issued in a registered direct offering, 5,800,000 shares of our common stock, and warrants to purchase up to 19,354,838 shares of common stock at an exercise price of $1.55 per share (the “January 2021 Purchase Warrants”) for a combined purchase price of $1.55 per share and pre-funded warrants to purchase up to 13,554,838 shares of common stock ("January 2021 Pre-funded Warrants") at an exercise price of $0.001 per share, at a purchase price of $1.549 per share. At closing, the Company received $27.8 million in net proceeds after deducting placement agent commissions and offering expenses. The January 2021 Purchase Warrant and January 2021 Pre-funded Warrant is or was immediately exercisable for one share of common stock for a period until the five year anniversary of the issuance date. The January 2021 Pre-funded Warrants were exercised in full as of February 8th, 2021. In addition, the investor exercised its purchase rights for 3 million shares of common stock pursuant to the the January 2021 Purchase Warrant on February 11, 2021.
On February 12, 2021, we entered into a Securities Purchase Agreement with an institutional investor, pursuant to which we sold and issued in a registered direct offering, 7,000,000 shares of our common stock, and warrants to purchase up to 15,000,000 shares of common stock at an exercise price of $2.00 per share (the “First February 2021 Purchase Warrants”) for a combined purchase price of $2.00 per share and pre-funded warrants to purchase up to 8,000,000 shares of common stock ("First February 2021 Pre-funded Warrants") at an exercise price of $0.001 per share, at a purchase price of $1.999 per share. At closing the Company received net proceeds of $27.8 million after deducting placement agent commissions and offering expenses. Each First February 2021 Purchase Warrant and First February 2021 Pre-funded Warrant is or was immediately exercisable for one share of common stock until the five year anniversary of the issue date. The First February 2021 Pre-funded warrants were exercised in full as of February 18, 2021.
On February 16, 2021, we entered into a Securities Purchase Agreement with an institutional investor, pursuant to which we sold and issued in a registered direct offering, 3,000,000 shares of our common stock, and warrants to purchase up to 9,950,250 shares of common stock at an exercise price of $2.01 per share (the “Second February 2021 Purchase Warrants”) for a combined purchase price of $2.01 per share and pre-funded warrants to purchase up to 6,950,250 shares of common stock ("Second February 2021 Pre-funded Warrants") at an exercise price of $0.001 per share, at a purchase price of $2.009 per share. At clsoing the Company received net proceeds of $18.5 million after deducting placement agent commissions and offering expenses. Each Second February 2021 Purchase Warrant and Second February 2021 Pre-funded Warrant is or was immediately exercisable for one share of common stock until the five year anniversary of the issuance date. The Second February 2021 Pre-funded warrants were exercised in full as of March 1, 2021.
On September 13, 2021, the Company entered into a Securities Purchase Agreement with certain institutional investors named therein, pursuant to which the Company agreed to issue and sell in a registered direct offering (i) up to 58,750 shares of its newly designated Series 7 Convertible Preferred Stock at a stated value of $1,000 per shares ("Stated Value") convertible into 47,000,000 million shares of common stock at a conversion price of $1.25 (ii) related 5 year warrants to purchase up to an aggregate of 47,000,000 shares of common stock (the “Warrants”) at an exercise price of $1.25 per share beginning as of November 18, 2021 (the date on which the we effected a "capital event" resulting in sufficient authorized shares to issue the warrant shares. Each share of Series 7 Convertible Preferred Stock and the related Warrants were sold at a subscription amount of $920, representing an original issue discount of 8% of the Stated Value for an aggregate subscription amount of $54.1 million. The aggregate net proceeds from the offering, after deducting the placement agent fees and other estimated offering expenses, was approximately $50.6 million. If anytime after the effective date of the capital event (i) the volume weighted average price for each of any 10 consecutive trading day period following such event, exceeds $2.00 per share (subject to adjustments for splits, dividends, and the like); (ii) the volume for each trading day during any such period exceeds $2,000,000 of shares of common stock per trading day; and (iii) we satisfy certain Equity Conditions (as defined in the Certificate of Designation), we may elect to mandatorily convert all or a portion of the outstanding shares of Series 7 Preferred Stock (any such portion to be pro-rated across all holders thereof) at the then prevailing conversion price.

In addition, at any time beginning on the 6-month anniversary of the date the Series 7 Preferred Stock was issued (the “Redemption Triggering Date”) and ending ninety (90) days thereafter, each holder of such shares may require us to redeem all or part of the shares then held by such holder in cash for a redemption price per share equal to the Stated Value plus all accrued but unpaid dividends thereon and all liquidated damages and other costs, expenses, or amounts due in respect of such shares (the “Redemption Amount”), provided that in connection with certain events of default described in the Certificate of Designation, the Redemption Amount is increased to 110% of the Stated Value plus all accrued but unpaid dividends thereon and all liquidated damages and other costs, expenses, or amounts due in respect of such shares. If we fail to pay the full Redemption Amount timely, we will be obligated to pay interest thereon at a rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law, accruing daily from the due date until the redemption amount and all interest thereon are paid in full. Correspondingly, beginning on the Redemption Triggering Date for so long as the Shares remain outstanding the Company has the right to redeem all or part of the Shares then held by a holder for the Redemption Amount, subject to Equity Conditions. In the event, the Company elects to exercise its redemption right, the holder will have an option to convert such shares subject to redemption into the common stock within thirty (30) days following a written notice sent to the holder. Upon the receipt of the pertinent Redemption Amount, the holder of the Shares will forfeit 75% of the Warrants issued.

Until the earlier of the conversion or redemption of all Shares and June 14, 2022, the Company is also required to maintain a cash balance (in the form of cash and cash equivalents equal to the sum of (i) the Stated Value of all of the Series 7 Preferred Stock then outstanding, (ii) the aggregate amount of any debt (including trade payables) and other securities that are issued that are senior to, or pari passu with, the Shares, and (iii) the aggregate amount of monetary judgments with respect to the Company and its subsidiaries or any of their respective property or assets.
2021 Strategic Transactions
Game Your Game Acquisition of Controlling Interest
On April 9, 2021 we acquired 522,000 shares of common stock of Game Your Game, Inc., a Delaware corporation (“GYG”), which represent 55.4% of the outstanding shares of common stock of GYG, pursuant to that certain Stock Purchase Agreement, dated as of March 25, 2021 (the “Purchase Agreement”), with GYG and certain selling stockholders. At the closing, Nadir Ali, the Company’s Chief Executive Officer and member of the Company’s board of directors, was appointed as the sole member of GYG’s board of directors. In connection with the closing of the transaction, we entered into a Stockholders’ Agreement (the “Stockholders’ Agreement”), with GYG and certain other minority stockholders of GYG, pursuant to which the minority stockholders agreed to vote their shares to (i) ensure that GYG’s board of directors is comprised of one director and (ii) elect the person the Company designates from time to time to serve as GYG’s sole director.

In addition, we were granted a right of first refusal in the event a minority stockholder wants to transfer shares to a third party, as well as customary drag-along rights in the event a third party offers to purchase all of GYG’s outstanding capital stock, in addition to an option to purchase all of the remaining outstanding capital stock of GYG,. The purchase pption is exercisable by the Company at any time prior to the 3rd anniversary of the transaction closing date at a capped purchase price, subject to a downward adjustment if GYG is unable to achieve certain financial-based performance targets during a specified period of time.

GYG’s business consists of developing and providing solutions using sports data and analytics.
Systat Purchase Option Exercise

On February 22, 2021, we entered into a Second Amendment to the Exclusive Software License and Distribution Agreement, as amended on June 30, 2020 (as amended, the “License Agreement”), with Cranes Software International Ltd. and Systat Software, Inc. (“Systat”) to allow for the exercise of the option to purchase software and other assets underlying the License Agreement, in whole or in part, any time during the purchase option period and to provide for cash consideration in lieu of an assignment of the Sysorex Note at our option. In addition, we exercised our option to purchase a portion of the underlying assets, including certain software, trademarks, solutions, domain names and websites from Systat in exchange for consideration in an amount equal to $900,000.

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

Visualix Asset Purchase Agreement

    On April 23, 2021, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) by and among the Company, Visualix GmbH i.L. (the “Visualix”), Darius Vahdat-Pajouh and Michal Bucko (each, a “Founder,” and collectively, the “Founders”), and Future Energy Ventures Management GmbH (“FEVM”) pursuant to which we acquired certain computer vision, robust localization, large-scale navigation, mapping, and 3D reconstruction software technologies and intellectual property (collectively, the “Visualix Assets"). In accordance with the terms of the Asset Purchase Agreement, we purchased the Visualix Assets and certain patent applications related to the Visualix Assets from FEVM.

In consideration of the transactions contemplated by the Asset Purchase Agreement, we:

    (i) remitted a cash payment in the amount of Fifty Thousand Euros (EUR 50,000) to Visualix;

    (ii) issued 316,768 shares of Common Stock to Visualix; and

    (iii) issued 52,795 to shares of Common Stock to FEVM.

The Asset Purchase Agreement includes customary representations and warranties, as well as certain covenants, including, inter alia, that the Founders are hired as employees of Inpixon GmbH and Visualix and the Founders shall not, for a period of two (2) years following the closing date, directly or indirectly, compete with us in the sectors of Mapping and Localization Technology (as defined in the Asset Purchase Agreement).

CXApp Acquisition

    On April 30, 2021, we completed the acquisition of over 99.9% of the outstanding capital stock of Design Reactor, Inc., dba The CXApp, a California corporation (“The CXApp”), pursuant to the terms of that certain Stock Purchase Agreement, dated as of the Closing Date (the “Stock Purchase Agreement”), by and among us, The CXApp, the sellers set forth on the signature page thereto and each other person who owns outstanding capital stock of The CXApp (“CXApp Shares”) and executes a Joinder to Stock Purchase Agreement (collectively, the “Sellers”), and Leon Papkoff, as Sellers’ Representative (the “Sellers’ Representative”). The CXApp is a leading SaaS app platform that enables corporate enterprise organizations to provide a custom-branded, location-aware employee app focused on enhancing the workplace experience and hosting virtual and hybrid events.

On the closing date, the Sellers sold all of their CXApp Shares to us in exchange for consideration of (i) approximately $22,500,000 in cash, minus The CXApp’s transaction expenses, plus The CXApp’s closing cash, minus stock option payouts, minus the amount that equals 70% of deferred revenue as of the Closing Date, subject to such other adjustments set forth in the Stock Purchase Agreement, including a post-closing working capital adjustment (such amount, the “Cash Purchase Price”), of which $4,875,000 (the “Holdback Amount”) was retained from the Cash Purchase Price to secure the Sellers’ indemnification obligations under the Purchase Agreement, for a period of 18 months from the closing date and (ii) 8,820,239 shares of our common stock, which were valued at approximately $10,000,000 based on a share price of $1.13 (the “Per Share Price”), which was the closing price of our common stock immediately prior to executing the Stock Purchase Agreement (such shares, the “Purchaser Shares” and together with the Cash Purchase Price, the “Consideration”). In addition, we agreed to pay up to $12,500,000 in contingent earnout payments, subject to certain adjustments (the “Earnout Payment” and together with the Cash Purchase Price and the Purchaser Shares, the “Aggregate Purchase Price”), payable in shares of Common Stock at the Per Share Price (the "Earnout Shares").

On May 10, 2021, we, The CXApp and the non-signing Seller executed a Joinder to Stock Purchase Agreement pursuant to which we purchased such Non-Signing Seller’s CXApp Shares in exchange for approximately $50,000 in cash and 29,299 shares of our Common Stock. As of such time, the Company now owns 100% of The CXApp.

On December 30, 2021, we entered into an Amendment to the Stock Purchase Agreement (the “Amendment”), with the Sellers’ Representative, pursuant to which the parties to the Stock Purchase Agreement agreed to: (i) amend the amount of the earnout target (as defined in the Stock Purchase Agreement) from $8,270,000 to $4,200,000 in revenue; (ii) amend the duration of the earnout period from the period from the closing date through the twelve (12) month anniversary of the closing date to the period from the closing date through December 31, 2021; and (iii) eliminate the Sellers’ Representative’s right to accelerate the Earnout Payment upon a sale or change of control of the Company. The amendments are anticipated to result in certain tax advantageous benefits for the Company in addition to aiding in facilitating the integration of business operations.

On March 3, 2022, we entered into a Second Amendment to the Stock Purchase Agreement with the Sellers' Representative, pursuant to which the parties agreed that withholding taxes payable by the Sellers, as applicable, in connection with the issuance of the Earnout Shares would be offset up to the aggregate amount payable to such Seller by the Company from the Holdback Amount and the Holdback Amount would be reduced by an equal amount. On March 3, 2022, the Company issued 10,873,886 shares of Common Stock to the Sellers in connection with the satisfaction of the Earnout Payment.

Authorized Share Increase
On November 18, 2021, the Company filed a certificate of amendment to the Company’s articles of incorporation, as amended, with the Secretary of State of the State of Nevada to increase the number of authorized shares of Common Stock from 250,000,000 to 2,000,000,000 shares effective as of November 18, 2021.

Warrant and Note Exchanges
On January 28, 2022, we entered into an exchange agreement with the holder (the “Warrant Holder”) of certain existing warrants to purchase up to an aggregate of 49,305,088 shares of our common stock (the “Existing Warrants”), pursuant to which we agreed to issue an aggregate of 13,811,407 shares of common stock (collectively, the “Exchange Common Shares”) and rights (the “Rights”) to receive an aggregate of 3,938,424 shares of common stock (collectively, the “Reserved Shares” and together with the Exchange Common Shares, the “Exchange Shares”) to such warrant holder in exchange for the cancellation of the Existing Warrants (the “Warrant Exchange”). Subject to the terms of the Exchange Agreement, the Rights may be exercised by the Warrant Holder for the Reserved Shares, in whole or in part, at any time or times on or after the date of the Exchange Agreement, subject to certain beneficial ownership limitations. On any Trading Day (as defined in the Existing Warrants) during the period commencing on the date of of the exchange agreement and ending on March 29, 2022 (such period, the “Restricted Period”), the warrant holder will not sell on such Trading Day, in the aggregate, any Exchange Shares in an aggregate amount representing more than 10% of the daily composite trading volume of common stock as reported by Bloomberg, LP on such applicable Trading Day.
On February 1, 2022, we entered into an exchange agreement with the holder of that certain outstanding unsecured promissory note, issued on March 18, 2020 in an aggregate initial principal amount of $6,465,000 (the “Original Note”), pursuant to which we and the holder agreed to: (i) partition a new promissory note in the form of the Original Note equal to $500,000 and then cause the outstanding balance of the Original Note to be reduced by $500,000; and (ii) exchange the partitioned note for the delivery of 1,191,611 shares of the Company’s Common Stock, at an effective price per share equal to $0.4196, which was equal to Nasdaq’s “minimum price” as defined by Nasdaq Listing Rule 5635(d).
On February 18, 2022, the Company entered into an exchange agreement with the holder of the Original Note, pursuant to which the Company and the holder agreed to: (i) partition a new promissory note in the form of the Original Note equal to $350,000 and then cause the outstanding balance of the Original Note to be reduced by $350,000; and (ii) exchange the partitioned note for the delivery of 966,317 shares of the Company’s Common Stock, at an effective price per share equal to $0.3622, which was equal to Nasdaq’s “minimum price” as defined by Nasdaq Listing Rule 5635(d).
On March 15, 2022, the Company entered into an exchange agreement with the holder of the Original Note, pursuant to which the Company and the holder agreed to: (i) partition a new promissory note in the form of the Original Note equal to $650,000 and then cause the outstanding balance of the Original Note to be reduced by $650,000; and (ii) exchange the partitioned note for the delivery of 2,152,317 shares of the Company’s Common Stock, at an effective price per share equal to $0.3020, was equal to to Nasdaq’s “minimum price” as defined by Nasdaq Listing Rule 5635(d).

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
Our significant accounting policies are discussed in Note 2 of the audited consolidated financial statements for the years ended December 31, 2021 and 2020 which are included elsewhere in this Annual Report on Form 10-K. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. There have been no changes to estimates during the periods presented in the filing. Historically changes in management estimates have not been material.
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

Our contracts with customers often include promises to transfer multiple distinct products and services. Our licenses are sold as perpetual or term licenses and the arrangements typically contain various combinations of maintenance and professional services, which are accounted for as separate performance obligations. In determining how revenue should be recognized, a five-step process is used, which requires judgment and estimates within the revenue recognition process. The most critical judgements required in applying ASC 606 Revenue Recognition from Customers, and our revenue recognition policy relate to the determination of distinct performance obligations.

•We receive fixed consideration for sales of hardware and software products. Revenue is recognized at point in time when the customer has title to the product and risks and rewards of ownership have transferred.

•Revenue related to software as a service contract is recognized over time using the output method (days of software provided) because we are providing continuous access to its service.

•Design and implementation revenue is accounted for using the percentage of completion method. As soon as the outcome of a contract can be estimated reliably, contract revenue is recognized in the consolidated statement of operations in proportion to the stage of completion of the contract. Accounting for these contracts involves the use of estimates to determine total contract costs to be incurred.

•Professional services revenue under fixed fee contracts is recognized over time using the input method (direct labor hours) to recognize revenue over the term of the contract. We have elected the practical expedient to recognize revenue for the right to invoice because our right to consideration corresponds directly with the value to the customer of the performance completed to date.

•We recognize revenue related to Maintenance Services evenly over time using the output method (days of software provided) because we provide continuous service, and the customer simultaneously receives and consumes the benefits provided by our performance as the services are performed.

We also consider whether an arrangement has any discounts, material rights, or specified future upgrades that may represent additional performance obligations. We offer discounts in the form of prompt payment discounts and rebates for a decrease in service level percentages. We have determined that the most likely amount method is most useful for contracts that provides these discounts and rebates as the contracts have two potential outcomes and a significant reversal in the amount of cumulative revenue recognized is not expected to occur. Discounts have not historically been significant, but we continue to monitor and evaluate these estimates based on historical experience, anticipated performance, and our best judgment. Renewals or extensions of licenses are evaluated as distinct licenses (i.e., a distinct good or service), and revenue attributed to the distinct good or service cannot be recognized until (1) the entity provides the distinct license (or makes the license available) to the customer and (2) the customer is able to use and benefit from the distinct license. If any of these judgments were to change it could cause a material increase or decrease in the amount of revenue we report in a particular period.
Goodwill, Acquired Intangible Assets and Other Long-Lived Assets - Impairment Assessments

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

When assessing the recoverability of our long-lived assets, which include property and equipment and finite-lived intangible assets, we make assumptions regarding estimated future cash flows and other factors. Some of these assumptions involve a high degree of judgment and bear a significant impact on the assessment conclusions. Included among these assumptions are estimating undiscounted future cash flows, including the projection of comparable sales, operating expenses, capital requirements for maintaining property and equipment and residual value of asset groups. We formulate estimates from historical experience and assumptions of future performance, based on business plans and forecasts, recent economic and business trends, and competitive conditions. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge. Based on our evaluation we did not record a charge for impairment for the years ended December 31, 2021 and 2020.

We evaluate the remaining useful lives of long-lived assets and identifiable intangible assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. Such events or circumstances may include (but are not limited to): the effects of obsolescence, demand, competition, and/or other economic factors including the stability of the industry in which we operate, known technological advances, legislative actions, or changes in the regulatory environment. If the estimated remaining useful lives change, the remaining carrying amount of the long-lived assets and identifiable intangible assets would be amortized prospectively over that revised remaining useful life. We have determined that there were no events or circumstances during the years ended December 31, 2021 and 2020, which would indicate a revision to the remaining amortization period related to any of our long-lived assets. Accordingly, we believe that the current estimated useful lives of long-lived assets reflect the period over which they are expected to contribute to future cash flows and are therefore deemed appropriate.

We have recorded goodwill and other indefinite-lived assets in connection with our acquisitions of Shoom, Locality, Jibestream, GTX, the Systat Parties, Nanotron, CXApp, Game Your Game and IntraNav. Goodwill, which represents the excess of acquisition cost over the fair value of the net tangible and intangible assets of the acquired company, is not amortized. Indefinite-lived intangible assets are stated at fair value as of the date acquired in a business combination. The recoverability of goodwill is evaluated at least annually and when events or changes in circumstances indicate that the carrying amount may not be recoverable. We have determined that it operates and reports in three reporting units: Indoor Intelligence, Saves, and Shoom.

We analyzed goodwill first to assess qualitative factors, such as macroeconomic conditions, changes in the business environment and reporting unit specific events, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a detailed goodwill impairment test as required. The more-likely-than-not threshold is defined as having a likelihood of more than 50%.

If we bypass the qualitative assessment or conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we perform a quantitative impairment test by comparing the fair value of a reporting unit with its carrying amount. We calculate the estimated fair value of a reporting unit using a weighting of the income and market approaches. For the income approach, we use internally developed discounted cash flow models that include the following assumptions, among others made by management: projections of revenues, expenses, and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. For the market approach, we use internal analyses based primarily on market comparables. We base these assumptions on its historical data and experience, third party appraisals, industry projections, micro and macro general economic condition projections, and its expectations. Due to the variables inherent in our estimates of fair value, differences in assumptions may have a material effect on the result of our impairment analysis. For example, a 100 basis points increase or decrease in only the discount rate utilized as part of the discounted cash flow method (income approach) related to the Indoor Intelligence reporting unit could impact the overall fair value of the reporting unit, on a weighted average, by approximately $2.0 million (decrease) and $2.5 million (increase), respectively.

We performed the annual impairment test and has recorded impairment of goodwill of $14.8 million and zero during the years ended December 31, 2021 and 2020, respectively.
Deferred Income Taxes
In accordance with ASC 740 “Income Taxes” (“ASC 740”), management routinely evaluates the likelihood of the realization of its income tax benefits and the recognition of its deferred tax assets. In evaluating the need for any valuation allowance, management will assess whether it is more likely than not that some portion, or all, of the deferred tax asset may not be realized on a jurisdictional basis. Ultimately, the realization of deferred tax assets is dependent upon the generation of future taxable income during those periods in which temporary differences become deductible and/or tax credits and tax loss carry-forwards can be utilized. In performing its analyses, management considers both positive and negative evidence including historical financial performance, previous earnings patterns, future earnings forecasts, tax planning strategies, economic and business trends and the potential realization of net operating loss carry-forwards within a reasonable timeframe. To this end, management considered (i) that we have had historical losses in the prior years and cannot anticipate generating a sufficient level of future profits in order to realize the benefits of our deferred tax asset; (ii) tax planning strategies; and (iii) the adequacy of future income as of and for the year ended December 31, 2021, based upon certain economic conditions and historical losses through December 31, 2021. After consideration of these factors, management deemed it appropriate to establish a full valuation allowance with respect to the deferred tax assets for Inpixon, Inpixon Canada, Nanotron GmbH, Intranav GmbH and Active Mind Technology LTD.
A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax filings that do not meet these recognition and measurement standards. As of December 31, 2021 and 2020, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the years ended December 31, 2021 and 2020.
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

RESULTS OF OPERATIONS
Year Ended December 31, 2021 compared to the Year Ended December 31, 2020
The following table sets forth selected consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	For the Years Ended
	2021		2020
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	$ Change	% Change*
Revenues	$15,995	100%	$9,297	100%	$6,698	72%
Cost of revenues	$4,374	27%	$2,613	28%	$1,761	67%
Gross profit	$11,621	73%	$6,684	72%	$4,937	74%
Operating expenses	$84,238	527%	$30,478	328%	$53,760	176%
Loss from operations	$(72,617)	(454)%	$(23,794)	(256)%	$(48,823)	(205)%
Net loss	$(70,130)	(438)%	$(29,214)	(314)%	$(40,916)	(140)%
Net loss attributable to stockholders of Inpixon	$(69,155)	(432)%	$(29,229)	(314)%	$(39,926)	(137)%
*    Amounts used to calculate dollar and percentage changes are based on numbers in the thousands. Accordingly, calculations in this item, which may be rounded to the nearest hundred thousand, may not produce the same results.
Revenues
Revenues for the year ended December 31, 2021 were $16.0 million compared to $9.3 million for the comparable period in the prior year for an increase of approximately $6.7 million, or approximately 72%. This increase is primarily attributable to an approximate $5.0 million increase in Indoor Intelligence sales, including our smart office app and real time location based technologies, and an increase of approximately $1.7 million of SAVES sales. The increase in Indoor Intelligence sales of $5.0 million was driven by a $4.4 million increase in revenue due to the acquisitions of CXApp, Game Your Game, and IntraNav.
Gross Margin
Cost of revenues for the year ended December 31, 2021 were $4.4 million compared to $2.6 million for the comparable period in the prior year. This increase in cost of revenues of approximately $1.8 million, or approximately 67%, was primarily attributable to the increased sales during the year.
The gross profit margin for the year ended December 31, 2021 was 73% compared to 72% for the year ended December 31, 2020. This increased margin is primarily due to the sales mix during the year.
Operating Expenses
Operating expenses for the year ended December 31, 2021 were $84.2 million and $30.5 million for the comparable period ended December 31, 2020. This increase of $53.8 million is primarily attributable to increased operating expenses of the Indoor Intelligence segment by approximately $6.2 million due to the CXApp, Game Your Game, SAVES and, Nanotron acquisitions, approximately $6.5 million of accrued earnout compensation expense, $9.7 million of additional stock based compensation, $14.8 million impairment of goodwill and increases in other expenses including amortization of intangibles due to the acquisitions, professional fees and compensation costs as we are scaling for growth.
Loss From Operations

Loss from operations for the year ended December 31, 2021 was $72.6 million as compared to $23.8 million for the comparable period in the prior year. This increase in loss of $48.8 million is primarily attributable to increased operating expenses of $53.8 million as detailed above offset by the increased gross profit margin of approximately $4.9 million.
Other Income/(Expense)
Other income/expense for the year ended December 31, 2021 was income of $1.1 million compared to a loss of $5.5 million for the comparable period in the prior year. This increase in other income of approximately $6.6 million is primarily attributable to a discounted net gain of approximately $49.8 million on the Sysorex note, a $7.3 million benefit from the release of the valuation allowance on the Sysorex note and approximately $1.6 million of interest received on the Sysorex note offset by the $57.1 million unrealized loss on the Sysorex note.
Provision for Income Taxes
There was an income tax benefit of approximately $1.4 million for the year ended December 31, 2021 compared to a income tax benefit of $0.1 million for the comparable period in the prior year. The net income tax benefit for the current year is related to a current income tax expense of $1.2 million primarily from the gain on the Sysorex note offset by a $2.6 million deferred tax benefit primarily related to the release of a valuation allowance following the acquisition of intangibles of Design Reactor. The income tax benefit of $0.1 million for the year ended December 31, 2020 related to intangibles and net operating losses of Jibestream amalgamated with Inpixon Canada during the period.
Net Income (Loss) Attributable To Non-Controlling Interest
Net income or loss attributable to non-controlling interest for the years ended December 31, 2021 and 2020 was a loss of $1.0 million and a income of $0.02 million, respectively. The increase in loss of approximately $1.0 million was mainly attributable to the loss of the Game Your Game entity.
Net Loss Attributable To Stockholders of Inpixon
Net loss attributable to stockholders for the year ended December 31, 2021 was $69.2 million compared to $29.2 million for the comparable period in the prior year. This increase in loss of approximately $39.9 million was primarily attributable to the increase in operating expenses of $53.8 million offset by the higher gross margin of $4.9 million and reduced other loss of $6.6 million.
Non-GAAP Financial information
EBITDA
EBITDA is defined as net income (loss) before interest, provision for (benefit from) income taxes, and depreciation and amortization. Adjusted EBITDA is used by our management as the matrix in which it manages the business. It is defined as EBITDA plus adjustments for other income or expense items, non-recurring items and non-cash stock-based compensation.
Adjusted EBITDA for the year ended December 31, 2021 was a loss of $29.6 million compared to a loss of $17.1 million for the prior year period.

The following table presents a reconciliation of net income/loss attributable to stockholders of Inpixon, which is our GAAP operating performance measure, to Adjusted EBITDA for the years ended December 31, 2021 and 2020 (in thousands):

	For the Years Ended December 31,
	2021	2020
Net loss attributable to common stockholders	$(77,316)	$(29,229)
Adjustments:
Non-recurring one-time charges:
Loss on exchange of debt for equity	30	210
(Recovery) Provision for valuation allowance on held for sale loan	(7,345)	2,370
Provision for the valuation allowance for related party receivable	—	648
Gain on related party loan held for sale	(49,817)	—
Unrealized loss on equity securities	57,067	—
Acquisition transaction/financing costs	1,248	1,057
Earnout compensation expense	6,524	—
Professional service fees	1,366	—
Accretion of series 7 preferred stock	8,161	—
Impairment of goodwill	14,789	—
Unrealized gains on notes, loans, investments	241	—
Bad debts expense/provision	121	956
Reserve for inventory obsolescense	300	—
Stock-based compensation - compensation and related benefits	10,879	1,194
Severance costs	294	—
Interest expense, net	(1,183)	2,426
Income tax benefit	(1,412)	(87)
Depreciation and amortization	6,451	3,371
Adjusted EBITDA	$(29,602)	$(17,084)

We rely on Adjusted EBITDA, which is a non-GAAP financial measure for the following:
•To review and assess the operating performance of our Company as permitted by ASC Topic 280, Segment Reporting;
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
Proforma Non-GAAP Net Loss per Share
Basic and diluted net loss per share for the year ended December 31, 2021 was ($0.72) compared to ($1.01) for the prior year period. The decreased loss per share in 2021 was attributable to the changes discussed in our results of operations.
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
Proforma non-GAAP net loss per basic and diluted common share for the year ended December 31, 2021 was ($0.26) compared to a loss of ($0.71) per share for the prior year period.

The following table presents a reconciliation of net loss per basic and diluted share, which is our GAAP operating performance measure, to proforma non-GAAP net loss per share for the periods reflected (in thousands, except per share data):

	For the Years Ended December 31,
(thousands, except per share data)	2021	2020
Net loss attributable to common stockholders	$(77,316)	$(29,229)
Adjustments:
Non-recurring one-time charges:
Loss on the exchange of debt for equity	30	210
(Recovery) Provision for valuation allowance on held for sale loan	(7,345)	2,370
Provision for the valuation allowance for related party receivable	—	648
Gain on related party loan held for sale	(49,817)	—
Unrealized loss on equity securities	57,067	—
Acquisition transaction/financing costs	1,248	1,057
Earnout compensation expense	6,524	—
Professional service fees	1,366	—
Accretion of series 7 preferred stock	8,161	—
Impairment of goodwill	14,789	—
Unrealized gains on notes, loans, investments	241	—
Bad debts expense/provision	121	956
Reserve for inventory obsolescense	300	—
Stock-based compensation - compensation and related benefits	10,879	1,194
Severance costs	294	—
Amortization of intangibles	5,107	2,306
Proforma non-GAAP net loss	$(28,351)	$(20,488)
Proforma non-GAAP net loss per basic and diluted common share	$(0.26)	$(0.71)
Weighted average basic and diluted common shares outstanding	107,981,441	28,800,493
We rely on proforma non-GAAP net loss per share, which is a non-GAAP financial measure:
•To review and assess the operating performance of our Company as permitted by ASC Topic 280, Segment Reporting;
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
Liquidity and Capital Resources as of December 31, 2021
Our current capital resources and operating results as of and through December 31, 2021, consist of:
1)an overall working capital surplus of approximately $78.8 million;
2)cash of approximately $52.5 million and short-term investments of approximately $43.1 million;
3)net cash used by operating activities for the year ended December 31, 2021 of $37.1 million.
The breakdown of our overall working capital surplus is as follows (in thousands):

Working Capital	Assets	Liabilities	Net
Cash and cash equivalents	$52,480	$—	$52,480
Accounts receivable, net / accounts payable	3,218	2,414	804
Inventory	1,976	—	1,976
Short-term investments	43,125	—	43,125
Accrued liabilities	—	10,665	(10,665)
Operating lease obligation	—	643	(643)
Deferred revenue	—	4,805	(4,805)
Notes and other receivables / Short-term debt	321	3,490	(3,169)
Other	4,842	5,114	(272)
Total	$105,962	$27,131	$78,831
Contractual Obligations and Commitments

Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered during our course of business. Our contractual obligations consists of operating lease liabilities and acquisition liabilities that are included in our consolidated balance sheet and vendor commitments associated with agreements that are legally binding. As of December 31, 2021, the total obligation for operating leases is approximately $1.9 million, of which approximately $0.7 million is expected to be paid in the next twelve months. Our vendor commitments are approximately $0.5 million all of which is expected in the next twelve months. As of December 31, 2021, our obligation for acquisition liabilities is approximately $5.3 million of which approximately $5.1 million is expected to be paid in the next twelve months. In addition, at any time beginning on the Redemption Triggering Date and ending ninety (90) days thereafter, each holder of our Series 7 Preferred Stock may require us to redeem all or part of the shares then held by such holder in cash for a redemption price per share equal to the Redemption Amount (which may be increased in the event of certain events of default). Any holder that elects to redeem its shares of Series 7 Preferred Stock will be required to forfeit 75% of the corresponding warrants held by such holder. The aggregate Redemption Amount that we may be required to pay is equal to $49.25 million. As of March 15, 2022, we received redemption notices in an aggregate amount equal to $33.0 million and as of the date of this filing have redeemed 33,000 shares of Preferred Stock and 19,800,000 corresponding warrants have been forfeited.

Promissory Notes

As of March 16, 2022, the Company owed approximately $2.1 million in principal under promissory notes with approximately $3.5 million payable within the next twelve months inclusive of interest owed. The interest rate charged under the notes range from 8% to 10%. See Note 20 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Net cash used in operating activities during the year ended December 31, 2021 of $37.1 million consists of net loss of $70.1 million offset by non-cash adjustments of approximately $35.8 million less net cash changes in operating assets and liabilities of approximately $2.8 million. Although the Company has sustained significant losses during the 2021 year, during the twelve months ended December 31, 2021 we raised net proceeds of approximately $128 million from the sale of our securities in connection with registered direct offerings and the exercise of warrants. Given our current cash balances and budgeted cash flow requirements, the Company believes such funds are sufficient to satisfy its working capital needs, capital asset purchases, debt repayments and other liquidity requirements associated with its existing operations for the next 12 months from the issuance date of the financial statements. However, general economic or other conditions resulting from COVID 19 or other events materially may impact the liquidity of our common stock or our ability to continue to access capital from the sale of our securities to support our growth plans. Our business has been impacted by the COVID-19 pandemic and may continue to be impacted. While we have been able to continue operations remotely, we have and continue to experience supply chain cost increases and constraints and delays in the receipt of certain components of our products impacting delivery times for our products. We have also seen some impact in the demand of certain products and delays in certain projects and customer orders either because they require onsite services which could not be performed as a result of new rules and regulations resulting from the pandemic, customer facilities being partially or fully closed during the pandemic or because of the uncertainty of the customer’s financial position and ability to invest in our technology.
Despite these challenges, including a decline in revenue for certain existing product lines, we were able to realize growth in total revenue for the year ended December 31, 2021 when compared to the year ended 2020, as a result of the addition of new product lines including a full year of sales associated with our SAVES and RTLS product lines, the addition of the CXApp and Game Your Game product lines during the second quarter of 2021 and the addition of the IIoT product line in the fourth quarter of 2021. The total impact that COVID-19 will have on general economic conditions is continuously evolving and the impact it may continue to have on our results of operations continues to remain uncertain and there are no assurances that we will be able to continue to experience the same growth or not be materially adversely effected. The Company may continue to pursue strategic transactions and may raise such additional capital as needed, using our equity securities and/or cash and debt financings in combinations appropriate for each acquisition.

Liquidity and Capital Resources as of December 31, 2021 Compared With December 31, 2020
The Company’s net cash flows used in operating, investing and financing activities for the years ended December 31, 2021 and 2020 and certain balances as of the end of those periods are as follows (in thousands):

	For the Years Ended December 31,
	2021	2020
Net cash used in operating activities	$(37,131)	$(20,601)
Net cash used in investing activities	(53,508)	(23,507)
Net cash provided by financing activities	125,037	57,259
Effect of foreign exchange rate changes on cash	86	(4)
Net increase in cash and cash equivalents	$34,484	$13,147

	As of December 31, 2021	As of December 31, 2020
Cash and cash equivalents	$52,480	$17,996
Working capital surplus	$78,831	$18,208
Operating Activities for the year ended December 31, 2021
Net cash used in operating activities during the year ended December 31, 2021 was approximately $37.1 million. The cash flows related to the year ended December 31, 2021 consisted of the following (in thousands):

Net loss	$(70,130)
Non-cash income and expenses	35,847
Net change in operating assets and liabilities	(2,848)
Net cash used in operating activities	$(37,131)
The non-cash income and expense of approximately $35.8 million consisted primarily of the following (in thousands):

$6,451	Depreciation and amortization expenses (including amortization of intangibles) primarily attributable to the Shoom, AirPatrol, LightMiner, Locality, GTX, Jibestream, Systat, Ten Degrees, Nanotron, Game Your Game, Visualix, CXApp and IntraNav, which were acquired effective August 31, 2013, April 16, 2014, November 21, 2016, May 21, 2019, June 27, 2019, August 15, 2019, June 30, 2020, August 19, 2020, October 6, 2020, April 9, 2021, April 23, 2021, April 30, 2021, and December 9, 2021, respectively.
677	Amortization of right of use asset
(1,627)	Accrued interest income, related party
10,879	Stock-based compensation expense attributable to warrants and options issued as part of Company operations
30	Loss on exchange of debt for equity
224	Amortization of debt discount
300	Provision for inventory obsolescence
(49,817)	Gain on settlement of related party promissory note
121	Provision for doubtful accounts
(92)	Unrealized gain/loss on note
(7,345)	Recovery for valuation allowance for held for sale loan
(2,593)	Deferred income tax
57,067	Unrealized loss on equity securities
14,789	Impairment of goodwill
6,524	Earnout payment expense
24	Loss on disposal of property and equipment
235	Other
$35,847	Total non-cash expenses
The net cash used in the change in operating assets and liabilities aggregated approximately $2.8 million and consisted primarily of the following (in thousands):

$(313)	Increase in accounts receivable and other receivables
(3,919)	Increase in inventory, other current assets and other assets
391	Increase in accounts payable
834	Increase in accrued liabilities and other liabilities
(658)	Decrease in operating lease liabilities
817	Increase in deferred revenue
$(2,848)	Net cash used in the changes in operating assets and liabilities

Operating Activities for the year ended December 31, 2020
Net cash used in operating activities during the years ended December 31, 2020 was approximately $20.6 million. The cash flows related to the year ended December 31, 2020 consisted of the following (in thousands):

Net loss	$(29,214)
Non-cash income and expenses	11,846
Net change in operating assets and liabilities	(3,233)
Net cash used in operating activities	$(20,601)
The non-cash income and expense of approximately $11.8 million consisted primarily of the following (in thousands):

$3,371	Depreciation and amortization expenses (including amortization of intangibles) primarily attributable to the Shoom, AirPatrol, LightMiner, Locality, GTX, Jibestream, Systat, Ten Degrees and Nanotron, which were acquired effective August 31, 2013, April 16, 2014, November 21, 2016, May 21, 2019, June 27, 2019, August 15, 2019, June 30, 2020, August 19, 2020 and October 6, 2020, respectively.
490	Amortization of right of use asset
(32)	Amortization of technology
1,194	Stock-based compensation expense attributable to warrants and options issued as part of Company operations and for the Jibestream acquisition
210	Loss on exchange of debt for equity
2,594	Amortization of debt discount
2,370	Provision for the valuation allowance held for sale loan
(87)	Income tax benefit
956	Provision for doubtful accounts
138	Provision for inventory obsolescence
648	Provision for the valuation allowance related party receivable
(6)	Other
$11,846	Total non-cash expenses
The net use of cash in the change in operating assets and liabilities aggregated approximately $3.2 million and consisted primarily of the following (in thousands):

$(964)	Increase in accounts receivable and other receivables
(928)	Increase in inventory, other current assets and other assets
(1,815)	Decrease in accounts payable
722	Increase in accrued liabilities and other liabilities
(490)	Decrease in operating lease liabilities
242	Increase in deferred revenue
$(3,233)	Net use of cash in the changes in operating assets and liabilities

Cash Flows from Investing Activities as of December 31, 2021 and 2020
Net cash flows used in investing activities during 2021 was approximately $53.5 million compared to net cash flows used in investing activities during 2020 of approximately $23.5 million. Cash flows related to investing activities during the year ended December 31, 2021 include $0.3 million for the purchase of property and equipment, $1.0 million for investment in capitalized software, $63.4 million for the purchase of treasury bills, $2.0 million for the purchase of short term investments, $28.0 million sales of treasury bills, $2.0 million sale of short term investments, $0.9 million for the purchase of the Systat licensing agreement, $0.2 million received from the acquisition of Game Your Game, $15.0 million paid for the acquisition of CXApp, $61,000 paid for acquisition of Visualix, and $1.0 million paid for acquisition of IntraNav. Cash flows related to investing activities during the year ended December 31, 2020 include $1.0 million for the purchase of property and equipment, $0.9 million for investment in capitalized software, $8.0 million for a short term investments, $2.2 million for cash paid the in Systat License Agreement, $1.5 million for cash paid for the Ten Degrees acquisition, $7.8 million for cash paid for the Nanotron acquisition, $0.3 million of cash acquired in the Nanotron acquisition, and $2.5 million for a long term investment.
Cash Flows from Financing Activities as of December 31, 2021 and 2020
Net cash flows provided by financing activities during the year ended December 31, 2021 was $125.0 million. Net cash flows provided by financing activities during the year ended December 31, 2020 was $57.3 million. During the year ended December 31, 2021, the Company received incoming cash flows of $128.4 million for the issuance of common stock, preferred stock and warrants, loaned $0.1 million to related parties, paid $1.9 million of taxes related to the net share settlement of restricted stock units, paid a $0.5 million liability related to the CXApp acquisition, paid a $0.5 million acquisition liability to the pre-acquisition shareholders of Nanotron and paid a $0.5 million acquisition liability to the pre-acquisition shareholders of Locality. During the year ended December 31, 2020, the Company received incoming cash flows of $55.4 million for the issuance of common stock, preferred stock and warrants, repaid $0.1 million of notes payable, loaned $2.6 million to related parties, received $0.2 million of repayments from related parties, received $5.0 million of net proceeds from promissory notes, paid a $0.5 million acquisition liability to the pre-acquisition shareholders of Locality, and made $0.2 million of repayments to a bank facility.
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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Inpixon and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of Intangible Assets for Business Acquisitions

Description of the Matter
During the year ended December 31, 2021 the Company completed certain business combinations for net aggregate consideration of approximately $36.3 million. The transactions were accounted for as business combinations. Accordingly, the purchase price was allocated, on a preliminary basis, to the assets acquired and liabilities assumed, based on their respective fair values identified including intangible assets with aggregate fair values of approximately $23.5 million. The Company, with the assistance of third party valuation experts, estimated the fair values of the identified intangible assets using valuation models. Such valuation models require significant assumptions; these assumptions are primarily related to the complexity of the valuation models used to measure the fair value as well as the sensitivity of the fair value identified. The significant assumptions used to estimate the fair value of the identified intangible assets included discount rates, attrition rates, economic lives and financial projections including comparable company specific data. These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in our Audit
Our audit procedures related to the forecasts of future cash flows and the selection of certain attrition rates, terminal growth rates and discount rates for the identified intangible assets for the acquired entities included the following:
(1) We assessed the reasonableness of fiscal year 2022 forecasted cash flows of revenues and operating margins by comparing them to the acquired entities actual 2021 cash flows. (2) We assessed the reasonableness of the forecasted revenue growth rates and operating margins over the cash flow forecast period by comparing them to the acquired entities’ actual revenues and operating margins during the most recent historical period including the Company's marketing plans. (3) We evaluated the reasonableness of the (a) valuation methodologies; (b) terminal growth rates by comparing them to industry growth rates; (c) customer attrition rates by testing the mathematical accuracy of the rates used; and (d) discount rates, which included testing the source information underlying the determination of the discount rates, testing the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rates selected by management. (4) We sensitized the projections and compared them to the valuation reports for reasonableness.

Valuation of Goodwill Impairment

Description of the Matter
The Company evaluates goodwill for impairment annually as of the end of the fourth fiscal quarter by comparing the carrying values of each of the Company’s reporting units to their estimated fair values as of the test dates. The estimates of fair value of the reporting units are computed using a combination of both an income approach and a market approach.
Under the income approach, the Company utilizes the discounted cash flow method to estimate the fair value of the reporting units. Some of the significant assumptions inherent in estimating the fair values include the estimated future annual net cash flows for each reporting unit (including net sales, operating income margin, and working capital) and a discount rate that appropriately reflects the risks inherent in each future cash flow stream. The Company selected assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated growth rates, management’s plans, and guideline companies. Under the market approach, fair value is derived from metrics of publicly traded companies or historically completed transactions of comparable businesses. The selection of comparable businesses is based on the markets in which the reporting units operate giving consideration to risk profiles, size, geography, and diversity of products and services.
The goodwill balance was $21.8 million as of December 31, 2021, of which $21.8 million was allocated to the Indoor Intelligence reporting unit. As of the measurement date the carrying value of the Indoor Intelligence reporting unit exceeded the fair values as of the measurement date and, therefore, the Company recorded an impairment of $14.8 million.
We identified goodwill impairment as a critical audit matter because of the significant estimates and assumptions made by management to estimate fair value given the sensitivity of operations to changes in demand for all reporting units and historical results and long-range strategic plans of the reporting units. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the selection of the discount rates and forecasts of future net sales for all reporting units, and the future operating income margins for the Indoor Intelligence reporting unit.

How We Addressed the Matter in our Audit
The primary procedures we performed to address this critical audit matter included the following. (1) We evaluated the Company’s forecasted revenue (2) Evaluated the guideline companies used operated in a similar industry as the subject reporting unit. (3) The guideline companies and transaction appear appropriate (4) The Company used the appropriate modified capital asset pricing model and a weighted average cost of capital. (5) We sensitized the projections and compared them to the valuation report to materially assess the impact to the reported amount of the impairment.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2012.

New York NY
March 16, 2022

INPIXON AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and par value data)

	As of December 31, 2021	As of December 31, 2020
Assets

Current Assets
Cash and cash equivalents	$52,480	$17,996
Accounts receivable, net of allowances of $272 and $235, respectively	3,218	1,739
Notes and other receivables	321	152
Inventory	1,976	1,243
Short-term investments	43,125	7,998
Prepaid expenses and other current assets	4,842	1,197

Total Current Assets	105,962	30,325

Property and equipment, net	1,442	1,445
Operating lease right-of-use asset, net	1,736	2,077
Software development costs, net	1,792	1,721
Investments in equity securities	1,838	—
Long-term investments	2,500	2,500
Intangible assets, net	33,478	14,203
Goodwill	7,672	6,588
Other assets	253	152

Total Assets	$156,673	$59,011

INPIXON AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except number of shares and par value data)

	As of December 31, 2021	As of December 31, 2020
Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	2,414	908
Accrued liabilities	10,665	2,739
Operating lease obligation, current	643	647
Deferred revenue	4,805	1,922
Short-term debt	3,490	5,401
Acquisition liability	5,114	500

Total Current Liabilities	27,131	12,117

Long Term Liabilities
Operating lease obligation, noncurrent	1,108	1,457
Other liabilities, noncurrent	28	7
Acquisition liability, noncurrent	220	750

Total Liabilities	28,487	14,331

Commitments and Contingencies

Mezzanine Equity
Series 7 Convertible Preferred Stock - 58,750 shares authorized; 49,250 and — issued and outstanding as of December 31, 2021 and December 31, 2020, respectively. (Liquidation preference of $49,250,000)	44,695	—

Stockholders’ Equity
Preferred Stock -$0.001 par value; 5,000,000 shares authorized
Series 4 Convertible Preferred Stock - 10,415 shares authorized; 1 issued, and 1 outstanding as of December 31, 2021 and December 31, 2020, respectively.	—	—
Series 5 Convertible Preferred Stock - 12,000 shares authorized; 126 issued, and 126 outstanding as of December 31, 2021 and December 31, 2020, respectively.	—	—
Common Stock - $0.001 par value; 2,000,000,000 shares authorized; 124,440,924 and 53,178,462 issued and 124,440,923 and 53,178,462 outstanding as of December 31, 2021 and December 31, 2020, respectively.	124	53
Additional paid-in capital	332,639	225,613
Treasury stock, at cost, 1 share	(695)	(695)
Accumulated other comprehensive income	44	660
Accumulated deficit	(250,309)	(180,992)

Stockholders’ Equity Attributable to Inpixon	81,803	44,639

Non-controlling Interest	1,688	41

INPIXON AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except number of shares and par value data)

Total Stockholders’ Equity	83,491	44,680

Total Liabilities, Mezzanine Equity and Stockholders’ Equity	$156,673	$59,011

The accompanying notes are an integral part of these financial statements

INPIXON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Years Ended December 31,
	2021	2020
Revenues	$15,995	$9,297

Cost of Revenues	4,374	2,613

Gross Profit	11,621	6,684

Operating Expenses
Research and development	14,121	6,523
Sales and marketing	8,261	5,331
General and administrative	41,352	15,261
Acquisition-related costs	1,248	1,057
Impairment of goodwill	14,789	—
Amortization of intangibles	4,467	2,306

Total Operating Expenses	84,238	30,478

Loss from Operations	(72,617)	(23,794)

Other Income (Expense)
Interest expense, net	1,183	(2,426)
Loss on exchange of debt for equity	(30)	(210)
Benefit (provision) for valuation allowance on related party loan - held for sale	7,345	(2,370)
Other income (expense)	(173)	(470)
Gain on related party loan - held for sale	49,817	—
Unrealized loss on equity securities	(57,067)	—
Total Other Income (Expense)	1,075	(5,476)

Net Loss, before tax	(71,542)	(29,270)
Income tax benefit	1,412	56
Net Loss	(70,130)	$(29,214)

Net Income (Expense) Attributable to Non-controlling Interest	(975)	15

Net Loss Attributable to Stockholders of Inpixon	(69,155)	(29,229)
Accretion of Series 7 preferred stock	(8,161)	—
Net Loss Attributable to Common Stockholders	$(77,316)	$(29,229)

Net Loss Per Share - Basic and Diluted	$(0.72)	$(1.01)

Weighted Average Shares Outstanding
Basic and Diluted	107,981,441	28,800,493
The accompanying notes are an integral part of these financial statements

INPIXON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	For the Years Ended December 31,
	2021	2020
Net Loss	$(70,130)	$(29,214)
Unrealized foreign exchange (loss) gain from cumulative translation adjustments	(617)	566

Comprehensive Loss	$(70,747)	$(28,648)
The accompanying notes are an integral part of these financial statements

INPIXON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
(In thousands)

	Series 7 Preferred Stock		Series 4 Convertible Preferred Stock		Series 5 Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance - January 1, 2021	—	—	1	—	126	—	53,178,462	53	225,613	(1)	(695)	660	(180,992)	41	44,680
Common shares issued for registered direct offering	—	—	—	—	—	—	15,800,000	15	74,058	—	—	—	—	—	$74,073
Common shares issued for extinguishment of debt	—	—	—	—	—	—	1,771,113	2	2,498	—	—	—	—	—	$2,500
Common shares issued for cashless stock options exercised	—	—	—	—	—	—	5,391			—	—	—	—	—	$—
Common shares issued for net proceeds from warrants exercised	—	—	—	—	—	—	31,505,088	32	3,747	—	—	—	—	—	$3,779
Stock options and restricted stock awards granted to employees and consultants for services	—	—	—	—	—	—	—	—	10,879	—	—	—	—	—	$10,879
Common shares issued for acquisition of 55.4% of Game Your Game	—	—	—	—	—	—	1,179,077	1	1,402	—	—	—	—	2,472	$3,875
Common shares issued for Visualix acquisition	—	—	—	—	—	—	369,563	—	429	—	—	—	—	—	$429
Common shares issued for the CXApp	—	—	—	—	—	—	8,849,538	9	9,991	—	—	—	—	—	$10,000
Common shares issued for restricted stock grants	—	—	—	—	—	—	4,672,988	5	(5)	—	—	—	—	—	$—
Taxes paid on stock based compensation	—	—	—	—	—	—	—	—	(1,855)	—	—	—	—	—	$(1,855)
Series 7 Preferred Stock issued for cash	58,750	46,034	—	—	—	—	—	—	4,551	—	—	—	—	—	$4,551
Series 7 Preferred Stock converted to common stock	(9,500)	(9,500)	—	—	—	—	7,600,000	8	9,492	—	—	—	—	—	$9,500
Accrete Discount - Preferred Shares	—	8,161	—	—	—	—	—	—	(8,161)	—	—	—	—	—	$(8,161)
Restricted stock grants forfeited	—	—	—	—	—	—	(490,296)	(1)	—	—	—	—	—	—	$(1)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(616)	(162)	150	$(628)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(69,155)	(975)	$(70,130)
Balance - December 31, 2021	49,250	44,695	1	—	126	—	124,440,924	$124	$332,639	(1)	$(695)	$44	$(250,309)	$1,688	$83,491
The accompanying notes are an integral part of these financial statements

INPIXON AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY (CONTINUED)
(In thousands, except per share data)

	Series 7 Preferred Stock		Series 4 Convertible Preferred Stock		Series 5 Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance - January 1, 2020	—	—	1	—	126	—	4,234,923	4	158,382	(1)	(695)	96	(151,763)	26	6,050
Common Shares issued for net cash proceeds of a public offering	—	—	—	—	—	—	33,416,830	33	46,110	—	—	—	—	—	$46,143
Common Shares issued for net cash proceeds from a registered direct offering	—	—	—	—	—	—	5,000,000	5	9,200	—	—	—	—	—	$9,205
Common shares issued for extinguishment of debt	—	—	—	—	—	—	6,863,223	7	9,929	—	—	—	—	—	$9,936
Common shares issued for extinguishment of liability	—	—	—	—	—	—	183,486	—	200	—	—	—	—	—	$200
Common shares issued for net proceeds from warrants exercised	—	—	—	—	—	—	3,000,000	3	—	—	—	—	—	—	$3
Stock options granted to employees and consultants for services	—	—	—	—	—	—	—	—	1,193	—	—	—	—	—	$1,193
Issuance of Ten Degrees Acquisition shares	—	—	—	—	—	—	480,000	1	599	—	—	—	—	—	$600
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	564	—	—	$564
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	(29,229)	15	$(29,214)
Balance - December 31, 2020	—	—	1	—	126	—	53,178,462	$53	$225,613	(1)	$(695)	$660	$(180,992)	$41	$44,680

INPIXON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
/

	For the Years Ended December 31,
	2021	2020
Cash Flows Used in Operating Activities
Net loss	$(70,130)	$(29,214)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,344	826
Amortization of intangible assets	5,107	2,545
Amortization of right of use asset	677	490
Stock based compensation	10,879	1,194
Earnout payment expense	6,524	—
Loss on exchange of debt for equity	30	210
Amortization of debt discount	224	2,594
Accrued interest income, related party	(1,627)	(32)
Provision for doubtful accounts	121	956
Unrealized gain/loss on note	(92)	—
Provision for inventory obsolescense	300	138
(Recovery) provision for valuation allowance for held for sale loan	(7,345)	2,370
Provision for valuation allowance for related party receivable	—	648
Gain on settlement of related party promissory note	(49,817)	—
Deferred income tax	(2,593)	(87)
Unrealized loss on equity securities	57,067	—
Impairment of goodwill	14,789	—
Loss on disposal of property and equipment	24	—
Other	235	(6)

Changes in operating assets and liabilities:
Accounts receivable and other receivables	(313)	(964)
Inventory	(112)	(117)
Prepaid expenses and other current assets	(4,006)	(563)
Other assets	199	(248)
Accounts payable	391	(1,815)
Accrued liabilities	490	269
Income tax liabilities	16	—
Deferred revenue	817	242
Operating lease obligation	(658)	(490)
Other liabilities	328	453

Net Cash Used in Operating Activities	$(37,131)	$(20,601)

Cash Flows Used in Investing Activities
Purchase of property and equipment	$(346)	$(972)
Investment in capitalized software	(1,019)	(862)
Purchases of short term investments	(2,000)	(7,998)

INPIXON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

Sale of short term investments	2,000	—
Purchases of treasury bills	(63,362)	—
Sales of treasury bills	28,000	—
Investment in Systat licensing agreement	(900)	(2,200)
Purchase of intangible assets	(4)	—
Acquisition of the Ten Degrees	—	(1,500)
Acquisition of Nanotron	—	(7,786)
Acquisition of Intranav	(1,023)	—
Acquisition of Game Your Game	184	—
Acquisition of CXApp	(14,977)	—
Acquisition of Visualix	(61)	—
Investment in long term investment	—	(2,500)
Cash acquired in the Nanotron acquisition	—	311
Net Cash Used in Investing Activities	$(53,508)	$(23,507)

Cash From Financing Activities
Net repayments to bank facility	$—	$(150)
Net proceeds from issuance of preferred stock and warrants	50,585	—
Net proceeds from issuance of common stock and warrants	77,852	55,352
Taxes paid related to net share settlement of restricted stock units	(1,855)	—
Net repayments of notes payable	—	(74)
Loans to related party	(117)	(2,569)
Repayments from related party	—	200
Net proceeds from promissory notes	—	5,000
Repayment of CXApp acquisition liability	(461)	—
Repayment of acquisition liability to Nanotron shareholders	(467)	—
Repayment of acquisition liability to Locality shareholders	(500)	(500)
Net Cash Provided By Financing Activities	$125,037	$57,259

Effect of Foreign Exchange Rate on Changes on Cash	86	(4)

Net Increase in Cash and Cash Equivalents	34,484	13,147

Cash and Cash Equivalents - Beginning of year	17,996	4,849

Cash and Cash Equivalents - End of year	$52,480	$17,996

Supplemental Disclosure of cash flow information:
Cash paid for:
Interest	$3	$4
Income Taxes	$2,389	$—

Non-cash investing and financing activities
Common shares issued for extinguishment of liability	$—	$200

INPIXON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

Common shares issued for extinguishment of debt	$2,500	$9,936
Right of use asset obtained in exchange for lease liability	$401	$557
Settlement of Sysorex Note	$7,462	$—
Investment in equity securities	$58,905	$—
Common shares issued for Ten Degrees acquisition	$—	$600
Common shares issued for CXApp acquisition	$10,000	$—
Common shares issued for Game Your Game acquisition	$1,403	$—
Common shares issued for Visualix asset acquisition	$429	$—
Preferred shares converted into common shares	$9,500	$—

The accompanying notes are an integral part of these financial statements

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Note 1 - Organization and Nature of Business

Inpixon is the Indoor Intelligence™ company. Our solutions and technologies help organizations create and redefine exceptional workplace experiences that enable smarter, safer and more secure environments. We leverage our positioning, mapping, analytics and app technologies to achieve higher levels of productivity and performance, increase safety and security, improve worker and employee satisfaction rates and drive a more connected workplace. We have focused our corporate strategy on being the primary provider of the full range of foundational technologies needed in order to offer a comprehensive suite of solutions that make indoor data available and meaningful to organizations and their employees.

Our Indoor Intelligence solutions are used by our customers for a variety of use cases including, but not limited to, employee and visitor experience enhancement through a customer branded app with features such as desk booking, wayfinding and navigation, and the delivery of content to tens of thousands of attendees in hybrid events. Our real time location (RTLS) and asset tracking products offer manufacturing and warehouse logistics optimization and automation, increase workforce productivity, and enhance worker safety and security.

In addition to our Indoor Intelligence technologies and solutions, we also offer:

•Digital solutions (eTearsheets; eInvoice, adDelivery) or cloud-based applications and analytics for the advertising, media and publishing industries y advertising management platform referred to as Shoom by Inpixon; and

•A comprehensive set of data analytics and statistical visualization solutions for engineers and scientists referred to as SAVES by Inpixon.

We report financial results for three segments: Indoor Intelligence, Shoom and SAVES. For Indoor Intelligence, we generate revenue from sales of hardware, software licenses and professional services. For Shoom and SAVES we generate revenue from the sale of software licenses.

Note 2 - Summary of Significant Accounting Policies
Change in Segment Reporting
ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. During the second quarter of 2021, the Company changed the level of detail at which the Chief Executive Office ("CEO") as the Chief Operating Decision Maker, or "CODM", regularly reviews and manages certain metrics of its businesses The Company’s chief operating decision maker is the Chief Executive Officer, who reviews the financial performance and the results of operations of the segments prepared in accordance with GAAP when making decisions about allocating resources and assessing performance of the Company. The Company has determined that it operates and reports in three segments: Indoor Intelligence, Saves and Shoom. See Note 28 for further details.
Liquidity
As of December 31, 2021, the Company has a working capital surplus of approximately $78.8 million, cash of approximately $52.5 million and short term investments of $43.1 million. For the year ended December 31, 2021, the Company incurred a net loss attributable to common stockholders of approximately $77.3 million The net loss includes a gain on the settlement of the Sysorex debt with the issuance of the Sysorex securities to the Company on April 14, 2021 offset by the unrealized loss on the related investment in equity securities as of December 31, 2021. See further details in Note 14 and Note 29.
On each of January 24, 2021, February 12, 2021 and February 16, 2021 the Company entered into a Securities Purchase Agreement with an institutional investor, pursuant to which the Company sold an aggregate of 15,800,000 shares of its common stock, warrants to purchase up to 44,305,088 shares of common stock at exercise prices ranging from $1.55 to $2.01 and

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
prefunded warrants to purchase up to 28,505,088 shares of common stock at an exercise price of $0.001 per share at purchase prices ranging from $1.549 to $2.01 per share. The Company raised net proceeds of $77.9 million after deduction of sales commissions and other offering expenses.
On September 13, 2021, the Company entered into a Securities Purchase Agreement with certain institutional investors named therein, pursuant to which the Company sold in a registered direct offering (i) 58,750 shares of Series 7 Convertible Preferred Stock and (ii) related warrants to purchase up to an aggregate of 47,000,000 shares of common stock. Each share of Series 7 Convertible Preferred Stock and the related Warrants were sold at a subscription amount of $920, representing an original issue discount of 8% of the stated value of each share of Series 7 Convertible Preferred Stock for an aggregate subscription amount of $54.1 million. The net proceeds to the Company from this offering was $50.6 million after placement agent commissions and other offering costs. See further breakdown in Note 21 - Capital Raises.
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
Risks and Uncertainties
The Company cannot assure you that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. In order to continue our operations, we have supplemented the revenues we earned with proceeds from the sale of our equity and debt securities and proceeds from loans and bank credit lines. Our business has been impacted by the COVID-19 pandemic and may continue to be impacted. While we have been able to continue operations remotely, we have and continue to experience supply chain constraints and delays in the receipt of certain components of our products impacting delivery times for our products. We have also seen some impact in the demand of certain products and delays in certain projects and customer orders either because they require onsite services which could not be performed as a result of compliance with new rules and regulations resulting from the pandemic, customer facilities being partially or fully closed during the pandemic or because of the uncertainty of the customer’s financial position and ability to invest in our technology. Despite these challenges, including a decline in revenue for certain existing product lines, we were able to realize growth in total revenue for the year ended December 31, 2021 when compared to the year ended 2020, as a result of the addition of new product lines including a full year of sales associated with our SAVES and RTLS product lines, the addition of the CXApp and Game Your Game product lines during the second quarter of 2021 and the addition of the IIoT product line in the fourth quarter of 2021. The total impact that COVID-19 will have on general economic conditions is continuously evolving and the impact it may continue to have on our results of operations continues to remain uncertain and there are no assurances that we will be able to continue to experience the same growth or not be materially adversely effected. The Company's recurring losses and utilization of cash in its operations are indicators of going concern however with the Company's current liquidity position, the Company believes it has the ability to mitigate such concerns for a period of at least one year from the date this financial statements were made issued.
Consolidations
The consolidated financial statements have been prepared using the accounting records of Inpixon, Inpixon Canada, Inpixon Germany, Inpixon UK, Nanotron, Intranav, Inpixon India, Game Your Game, and CXApp. All material inter-company balances and transactions have been eliminated.

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
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
•the valuation of the assets and liabilities acquired of Sysat, Ten Degrees, Nanotron, Game your Game, Visualix, CXApp, and Intranav as described in Note 4 , Note 5, Note 6, Note 7 , Note 8, Note 9 and Note 10 respectively, as well as the valuation of the Company’s common shares issued in the transaction;
•the allowance for credit losses;
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash, checking accounts, money market accounts and temporary investments with maturities of three months or less when purchased. As of December 31, 2021 and 2020, the Company had no cash equivalents.
Accounts Receivable, net and Allowance for Credit Losses
Accounts receivables are stated at the amount the Company expects to collect. The Company recognizes an allowance for credit losses to ensure accounts receivables are not overstated due to un-collectability. Bad debt reserves are maintained for various customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings, or deterioration in such customer’s operating results or financial position. If circumstances related to a customer change, estimates of the recoverability of receivables would be further adjusted. The Company has recorded an allowance for credit losses of approximately $0.3 million and $0.2 million as of December 31, 2021 and 2020, respectively.
Inventory
Finished goods are measured at the cost of manufactured products including direct materials and subcontracted services. Nanotron, states finished goods at the lower of cost and net realizable value on an average cost basis. As the inventory held by Nanotron is typically small dollar value items with small variances in price, an estimate or average is used to determine the balance of inventory. All other subsidiaries of the Company state inventory utilizing the first-in, first-out method. The Company

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
continually analyzes its slow-moving, excess and obsolete inventories. Based on historical and projected sales volumes and anticipated selling prices, the Company establishes reserves. If the Company does not meet its sales expectations, these reserves are increased. Products that are determined to be obsolete are written down to net realizable value. As of December 31, 2021 and 2020, the Company had recorded an inventory obsolescence of approximately $0.4 million and $0.1 million, respectively.
Investments
Short-term investments
Investments with maturities greater than 90 days but less than one year are classified as short-term investments on the consolidated balance sheets and consist of U.S. Treasury Bills. Accrued interest on U.S. Treasury bills are also classified as short term investment.
Our short-term investments are considered available for use in current operations, are classified as available-for-sale securities. Available for sale securities are carried at fair value, with an unrealized gains and losses included in the other income (expense) line of the Consolidated Statements of Operations. The Company recorded unrealized losses of approximately $0.2 million for the year end December 31, 2021 which was included on the other income (expense) line in the consolidated statements of operations. No unrealized gain or loss was recorded on available for sale securities for the year ended December 31, 2020.
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
Investment in equity securities- fair value
Investment securities—fair value consist primarily of investments in equity securities and are carried at fair value in accordance with ASC 321, Investments-Equity Securities (“ASC 321”). These securities are marked to market based on the respective publicly quoted market prices of the equity securities adjusted for liquidity, as necessary. These securities transactions are recorded on a trade date basis. Any unrealized appreciation or depreciation on investment securities is reported in the Condensed Consolidated Statement of Operations within Unrealized Loss on Equity Securities. The Unrealized loss on equity securities was $57.1 million, and zero, for the years ended December 31, 2021 and 2020, respectively.
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
Intangible Assets
Intangible assets primarily consist of developed technology, customer lists/relationships, non-compete agreements, intellectual property agreements, export licenses and trade names/trademarks. They are amortized ratably over a range of 1 to 15 years, which approximates customer attrition rate and technology obsolescence. The Company assesses the carrying value of its intangible assets for impairment each year. Based on its assessments, the Company did not incur any impairment charges for the years ended December 31, 2021 and 2020.
Acquired In-Process Research and Development (“IPR&D”)

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
In accordance with authoritative guidance, the Company recognizes IPR&D at fair value as of the acquisition date, and subsequently accounts for it as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. Once an IPR&D project has been completed, the useful life of the IPR&D asset is determined and amortized accordingly. If the IPR&D asset is abandoned, the remaining carrying value is written off. During fiscal year 2014, the Company acquired IPR&D through the acquisition of AirPatrol, in 2015 through the acquisition of the assets of LightMiner, in 2019 through the acquisitions of Locality, Jibestream and certain assets of GTX, in 2020 through the SYSTAT licensing agreement, the acquisition of certain assets of Ten Degrees, and the acquisition of Nanotron, and in 2021 through the acquisitions of Game Your Game, certain assets of Visualix, CXApp and IntraNav. The Company's IPR&D is comprised of AirPatrol, LightMiner, Locality, Jibestream, GTX, SYSTAT, Ten Degrees, Nanotron, Game Your Game, Visualix, CXApp and IntraNav, which was valued on the date of the acquisition. It will take additional financial resources to continue development of these technologies.
The Company continues to seek additional resources, through both capital raising efforts and meeting with industry experts, for further development of these technologies. Through December 31, 2021, the Company has made some progress with raising capital since these acquisitions, building their pipeline and getting industry acknowledgment. The Company has been recognized by leading industry analysts in a report on leading indoor positioning companies and was also awarded the IoT Security Excellence award by TMC and Crossfire Media. Management remains focused on growing revenue from these products and continues to pursue efforts to recognize the value of the technologies. If the Company chooses to abandon these efforts, or if the Company determines that such funding is not available, the related IPR&D will be subject to significant impairment.
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
The Company performed the annual impairment test as of December 31, 2021 and has recorded impairment of goodwill of $14.8 million and zero during the years ended December 31, 2021 and 2020, respectively.
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
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
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
Research and Development
Research and development costs consist primarily of professional fees and compensation expense. All research and development costs are expensed as incurred. Research and development costs as of December 31, 2021 and 2020 were $14.1 million and $6.5 million, respectively.
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
Non-Controlling Interest
The Company has an 82.5% equity interest in Inpixon India and a 55.4% equity interest in Game Your Game as of December 31, 2021. The portion of the Company’s equity attributable to this third party non-controlling interest was approximately $1.7 million and $41 thousand as of December 31, 2021 and 2020, respectively.
Foreign Currency Translation
Assets and liabilities related to the Company’s foreign operations are calculated using the Indian Rupee, Canadian Dollar, British Pound and Euro, and are translated at end-of-period exchange rates, while the related revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments are recorded as a separate component of consolidated stockholders’ equity, totaling a gain/(loss) of approximately $(0.6) million and $0.6 million for the years ended December 31, 2021 and 2020, respectively. Gains or losses resulting from transactions denominated in foreign currencies are included in other income (expense) in the consolidated statements of operations. The Company engages in foreign currency denominated transactions with customers that operate in functional currencies other than the U.S. dollar. Aggregate foreign currency net transaction losses were not material for the years ended December 31, 2021 and 2020.
Comprehensive Income (Loss)

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
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
Professional services are also contracted on the fixed fee and time and materials basis. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts including maintenance service provided by in house personnel, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the years ended

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
December 31, 2021 and 2020, the Company did not incur any such losses. These amounts are based on known and estimated factors.
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
Contract Balances
The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had deferred revenue of approximately $4.8 million and $1.9 million as of December 31, 2021 and 2020, respectively, related to cash received in advance for product maintenance services and professional services provided by the Company’s technical staff. The Company expects to satisfy its remaining performance obligations for these maintenance services and professional services, and recognize the deferred revenue and related contract costs over the next twelve months.
Costs to Obtain a Contract
The Company recognizes eligible sales commissions as an asset as the commissions are an incremental cost of obtaining a contract with the customer and the Company expects to recover these costs. The capitalized costs are amortized over the expected contract term including any expected renewals.
Cost to Fulfill a Contract

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
The Company incurs costs to fulfill their obligations under a contract once it has obtained, but before transferring goods or services to the customer. These costs are recorded as an asset as these costs are an incremental cost of fulfilling the contract with the customer and the Company expects to recover these costs. The capitalized costs are amortized over the expected remaining contract term.
Shipping and Handling Costs
Shipping and handling costs are expensed as incurred as part of cost of revenues. These costs were deemed to be nominal during each of the reporting periods.
Advertising Costs
Advertising costs are expensed as incurred. The Company incurred advertising costs, which are included in selling, general and administrative expenses of approximately $0.4 million and $1.3 million during the years ended December 31, 2021 and 2020, respectively.
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
The Company incurred stock-based compensation charges of approximately $10.9 million and $1.2 million for each of the years ended December 31, 2021 and 2020, respectively, which are included in general and administrative expenses. Stock-based compensation charges are related to employee compensation and related benefits.
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
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	For the Years Ended December 31,
	2021	2020
Numerator:
Net loss attributable to stockholders of Inpixon	$(69,155)	$(29,229)
Accretion of Series 7 preferred stock	(8,161)	—
Net loss attributable to common stockholders	$(77,316)	$(29,229)

Denominator:
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	107,981,441	28,800,493
Net loss per share attributable to common stockholders, basic and diluted	$(0.72)	$(1.01)
The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the years ended December 31, 2021 and 2020:

	For the Years Ended December 31,
	2021	2020
Options	18,882,303	5,450,057
Warrants	96,398,338	8,093,250
Convertible preferred stock	39,400,846	846
Earnout reserve	11,061,939	—
Totals	165,743,426	13,544,153

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
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
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

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the years ended December 31, 2021 and 2020.

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
Carrying Value, Recoverability and Impairment of Long-Lived Assets
The Company has adopted Section 360-10-35 of the FASB ASC for its long-lived assets. Pursuant to ASC Paragraph 360-10-35-17, an impairment loss shall be recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). That assessment shall be based on the carrying amount of the asset (asset group) at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. Pursuant to ASC Paragraph 360-10-35-20 if an impairment loss is recognized, the adjusted carrying amount of a long-lived asset shall be its new cost basis. For a depreciable long-lived asset, the new cost basis shall be depreciated (amortized) over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited.
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
Based on its assessments, the Company did not record any impairment charges for the years ended December 31, 2021 and 2020.
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
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
accounting standards update. The Company has adopted this standard and the adoption did not have a material impact on its condensed consolidated financial statements or disclosures.

In October 2020, the FASB issued ASU 2020-10, "Codification Improvements" (ASU 2020-10"), which updates various codification topics by clarifying or improving disclosure requirements to align with the SEC's regulations. The effective date of the standard is for interim and annual reporting periods beginning after December 15, 2020 for public entities. The Company adopted ASU 2020-10 as of the reporting period beginning January 1, 2021. The new guidance was effective upon issuance of this final accounting standards update. The Company has adopted this standard and the adoption did not have a material impact on its condensed consolidated financial statements or disclosures.'

Recently Issued Accounting Standards Not Yet Adopted

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

In October 2021, the FASB issued ASU 2021-08, "Accounting for Contract Assets and Contract Liabilities from Contracts with Customers" ("ASU 2021-08"), which addresses diversity in practice related to the accounting for revenue contracts with customers acquired in a business combination. Under the new guidance, the acquirer is required to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The effective date of the standard is for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The effects of this change on the Company's financial statements have not yet been determined.

In November 2021, the FASB issued ASU 2021-10, "Government Assistance (Topic 832)" ("ASU 2021-10"), which provides guidance on disclosing government assistance. Under the new guidance, the Company is required to including the disclosure of (1) the types of assistance, (2) an entity's accounting for the assistance, and (3) the effect of the assistance on the entity's financial statements. The effective date of the standard is for annual periods beginning after December 15, 2021. The Company is currently evaluating the impact of the new guidance and does not expect the adoption of this guidance will have a material impact on its condensed consolidated financial statements and disclosures.

Reverse Stock Split
On January 7, 2020, the Company effected a 1-for-45 reverse stock split of its outstanding common stock. The consolidated financial statements and accompanying notes give effect to the reverse stock split as if it occurred at the beginning of the first period presented.

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Note 3 - Disaggregation of Revenue
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
Revenues consisted of the following (in thousands):

	For the Years Ended December 31,
	2021	2020
Recurring revenue
Hardware	$3	$—
Software	7,152	4,107
Professional services	35	134
Total recurring revenue	$7,190	$4,241

Non-recurring revenue
Hardware	$3,830	$3,144
Software	1,974	523
Professional services	3,001	1,389
Total non-recurring revenue	$8,805	$5,056

Total Revenue	$15,995	$9,297

	For the Years Ended December 31,
	2021	2020
Revenue recognized at a point in time
Indoor Intelligence (1)	$4,371	$3,345
Saves (1)	1,436	506
Shoom (1)	—	—
Total	$5,807	$3,851

Revenue recognized over time
Indoor Intelligence (2) (3)	$6,676	$2,715
Saves (3)	1,501	712
Shoom (3)	2,011	2,019
Total	$10,188	$5,446

Total Revenue	$15,995	$9,297
(1) Hardware and Software's performance obligation is satisfied at a point in time where when they are shipped to the customer.

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
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

Note 4 - Systat Licensing Agreement

On June 19, 2020, the Company entered into an exclusive license with Cranes Software International Ltd. and Systat Software, Inc. (together the “Systat Parties”) to use, market, distribute, and develop the SYSTAT and SigmaPlot software suite of products (the “License Grant”) pursuant to the terms and conditions of that certain Exclusive Software License and Distribution Agreement, deemed effective as of June 1, 2020 (the “Effective Date”), and amended on June 30, 2020 (as amended, the “License Agreement”). The Company pursued this transaction in order to diversify its product offerings by increasing its software solution offerings, in addition to expanding its cross-selling opportunities across a global customer base in an effort to maintain continued revenue growth and mitigate or offset the risks and uncertainties anticipated with its existing hardware products as a result of the Covid-19 pandemic. In accordance with ASC 805, the transaction was deemed to be the acquisition of a business and accounted for as a business combination with an acquisition date of June 30, 2020 (the “Closing Date”). In accordance with the terms of the License Agreement, on the Closing Date, we partitioned a portion of that certain promissory note (the “Sysorex Note”) issued to us by Sysorex, Inc. (“Sysorex”), into a new note in an amount equal to $3.0 million in principal plus accrued interest (the “Closing Note”) and assigned the Closing Note and all rights and obligations thereunder to Systat Software, Inc. in accordance with the terms and conditions of that certain Promissory Note Assignment and Assumption Agreement. An additional $3.3 million of the principal balance underlying the Sysorex Note was partitioned and assigned to Systat Software, Inc. as consideration payable for the rights granted under the license as follows: (i) $1.3 million on the three month anniversary of the Closing Date; (ii) $1.0 million on the six month anniversary of the Closing Date; and (iii) $1.0 million on March 19, 2021. In addition, the cash consideration of $2.2 million was delivered on July 8, 2020.
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
The purchase price is allocated as follows (in thousands):

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Fair Value Allocation
Assets Acquired:
Other receivable	$44
Developed technology	1,190
Customer relationships	430
Tradename & Trademarks	279
Non-compete agreements	495
Goodwill	495
$2,933
Liabilities Assumed:
Deferred Revenue	$733
733
Total Purchase Price	$2,200
The value of the intangibles and goodwill were calculated by a third party valuation firm based on projections and financial data provided by management of the Company. The deferred revenue included in the consolidated financial statements is the expected liability to service the projects. The goodwill represents the excess fair value after the allocation to the intangibles. The calculated goodwill is deductible for tax purposes. The financial data of the License Grant is included in the Company’s financial statements as of deemed acquisition date of June 30, 2020.
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
The value of the intangibles and goodwill were calculated by a third party valuation firm based on projections and financial data provided by management of the Company. The goodwill represents the excess fair value after the allocation to the intangibles. The calculated goodwill is deductible for tax purposes.

Note 5 - Ten Degrees Acquisition

On August 19, 2020, in accordance with the terms and conditions of that certain Asset Purchase Agreement ("APA"), by and among the Company, Ten Degrees Inc. (“TDI”), Ten Degrees International Limited (“TDIL”), mCube International Limited

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
(“MCI”), and the holder of a majority of the outstanding capital of TDIL and mCube, Inc., and the sole shareholder of 100% of the outstanding capital stock of MCI (“mCube,” together with TDI, TDIL, and MCI collectively, the “Transferors”), the Company acquired a suite of on-device “blue-dot” indoor location and motion technologies, including patents, trademarks, software and related intellectual property from the Transferors (collectively, the “TDI Assets”). The acquisition of the blue-dot technology further strengthened and enhanced the Company’s indoor intelligence capabilities allowing it to offer on-device wayfinding capabilities through integration with its mapping technology. In accordance with ASC 805, the transaction was deemed to be the acquisition of a group of assets, and not to be accounted for as a business combination, with an asset acquisition date of August 19, 2020. The TDI Assets were acquired for consideration consisting of (i) $1.5 million in cash and (ii) 480,000 shares of the Company's common stock. In accordance with the terms of the APA, commencing as of the date of the APA, the Transferors, and their affiliates, have agreed to not compete with our business associated with the TDI Assets for a period of five years from the closing date. In addition, each party agreed to not solicit any employees from the other party for a period of one year from the closing date, subject to certain exceptions.
The total recorded purchase price for the transaction was $2.1 million, which consisted of the cash paid of $1.5 million and $0.6 million representing the value of the stock issued upon closing.
The purchase price is allocated as follows (in thousands):

Fair Value Allocation
Assets Acquired:
Developed technology	$1,701
Non-compete agreements	399

Total Purchase Price	$2,100
The value of the intangibles were calculated by a third party valuation firm based on projections and financial data provided by management of the Company. The developed technology and non-compete agreements acquired are included in the consolidated balance of intangible assets as of December 31, 2021. There was no goodwill acquired or recognized as a result of the acquisition of Ten Degrees.

Note 6 – Nanotron Acquisition

On October 6, 2020, the Company, through its wholly-owned subsidiary, Inpixon GmbH, a limited liability company incorporated under the laws of Germany, completed the acquisition of all the outstanding capital stock of Nanotron, a limited liability company incorporated under the laws of Germany, pursuant to the terms and conditions of that certain Share Sale and Purchase Agreement, dated as of October 5, 2020, among the Company, Nanotron and Sensera Limited (the "Seller", and the owner of all outstanding shares of Nanotron), a stock corporation incorporated under the laws of Australia and the sole shareholder of Nanotron. As a result of the acquisition, the Company now owns 100% of Nanotron. Nanotron’s business consists of developing and manufacturing location-aware IoT systems and solutions. The Company pursued the transaction in order to further strengthen and expand its indoor intelligence platform and capabilities to include real time location services and asset tracking capabilities broadening its industry cover to include the industrial sector, expand its customer, partner and user base and deepen its geographic presence in regions outside of North America.
The total paid to Nanotron was an aggregate purchase price of $8.7 million in cash (less the Holdback Funds (as defined below) and certain other closing adjustments) for the outstanding shares of Nanotron. The price was subject to certain post-Closing adjustments based on actual working capital as of the closing as described in the Purchase Agreement. Inpixon retained $0.8 million (the “Holdback Funds”) from the purchase price to secure Nanotron’s obligations under the purchase agreement, with any unused portion of the Holdback Funds to be released to the Seller on the date that is 18 months after the Closing Date. As discussed above, the certain adjustments to the Purchase Price are adjustments for severance payments and calculations of Net Working Capital versus the Working Capital Target (calculation defined as “Net Working Capital Adjustment”). The adjustment for severance payments includes a $0.2 million reduction in purchase price for severance payments due after the closing date offset by a return credit of $0.1 million for severance payments owed by Sensera Limited. As for Net Working Capital Adjustment, Net Working Capital was determined to be less than the Working Capital Target by an amount of $0.03

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
million, resulting in a reduction in the purchase price of $0.03 million. Inpixon Germany paid the purchase price from funds received in connection with a capital contribution from Inpixon, and a portion of the purchase price was used by the Seller to satisfy outstanding loans payable by Sensera Limited to obtain the release of certain existing security interests on Nanotron’s assets.
On February 24, 2021, the Company entered into an amendment to the Purchase Agreement pursuant to which we agreed to the early release of the Holdback Funds, in exchange for a reduction in the total amount payable to the Seller by $0.2 million. In addition, the amount payable was further reduced by $0.1 million in connection with a post closing working capital adjustment and the satisfaction of a claim related to a customer dispute. A balance of $0.5 million was paid to the Seller in full satisfaction of the Holdback Funds payable by the Purchaser to the Seller pursuant to the Purchase Agreement.
The purchase price is allocated as follows (in thousands):

Fair Value Allocation
Assets acquired:
Cash and cash equivalents	$301
Trade and other receivables	576
Inventory	827
Prepaid expenses and other current assets	103
Operating lease right-of-use asset	557
Property, plant, and equipment	433
Tradename	51
Proprietary Technology	1,213
Customer Relationships	1,055
Non-compete Agreements	610
In-Process R&D	505
IP Agreement	178
Goodwill	3,501
Total assets acquired	$9,910

Liabilities assumed:
Accounts payable	526
Lease liabilities	557
Restructuring Costs	214
Accrued Liabilities	361
Total liabilities assumed	1,658
Estimated fair value of net assets acquired:	$8,252
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
Note 7 - Game Your Game Acquisition
On April 9, 2021, the Company acquired Game Your Game, and its wholly owned subsidiary Active Mind to further the Company's strategy to reach the end customer with apps in the growing sports analytics space. In exchange for a purchase price

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
of $3.1 million the Company acquired 522,000 shares of the Company's common stock from Game Your Game, which represent 55.4% of the outstanding shares of Common Stock of Game Your Game. The goodwill of $0.5 million arising from the acquisition consists of an acquired workforce, as well as synergies and economies of scale expected from combined operations of Inpixon and Game Your Game.

The following table represents the purchase price (in thousands).

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

In connection with the acquisition, the Company recorded a non-controlling interest for the 44.6% ownership from unrelated third parties. The non-controlling interest was recorded at fair value on the closing date of the Acquisition. Future net income (loss) attributable to the non-controlling interest will be allocated based on its respective ownership. The Company has made an allocation of the purchase price of the acquisition to the assets acquired and the liabilities assumed as of the purchase date.

The following table summarizes the purchase price allocations relating to the Acquisition (in thousands):

Fair Value Allocation
Assets acquired:
Cash and cash equivalents	$1,851
Accounts receivable	36
Inventory	144
Other current assets	37
Property and equipment	105
Other assets	4
Tradename	628
Proprietary technology	2,824
Customer relationship	847
Goodwill	459
Total assets acquired	$6,935

Liabilities assumed:
Accounts payable	$957
Accrued expenses and other liabilities	436
Total liabilities assumed	1,393
Estimated fair value of net assets acquired:	$5,542
Less: Non Controlling Interest	(2,472)
Estimated fair value of net assets acquired attributable to the Company	$3,070

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
The value of the intangibles and goodwill were calculated by a third party valuation firm based on projections and financial data provided by management of the Company. The goodwill represents the excess fair value after the allocation to the intangibles. The calculated goodwill is not tax deductible for tax purposes.
Total acquisition-related costs for the Acquisition incurred during the period ended December 31, 2021 ended was $0.3 million and is included in acquisition-related costs in the Purchaser’s Statements of Operations. The below table details the acquisition-related costs for the Acquisition (in thousands):

Professional fees	$158
Consulting fees	150
Total acquisition costs	$308

Note 8 - Visualix Acquisition
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

In consideration of the transactions (the “Consideration”) contemplated by the Asset Purchase Agreement, the Company:
1.remitted a cash payment in the amount of Fifty Thousand Euros (EUR €50,000) to Visualix
2.issued 316,768 shares of Common Stock to Visualix; and
3.issued 52,795 to shares of Common Stock to FEVM.

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

The following table represents the purchase price (in thousands).

Cash	$61
Stock (369,563 common stock shares at $1.16 per share)	429
Total Purchase Price	$490

Assets Acquired (in thousands):

Developed Technology	$429
Non-compete Agreements	61
Total Purchase Price	$490

Note 9 - CXApp Acquisition

On April 30, 2021, the Company acquired Design Reactor, Inc. (“CXApp”) which enables corporate enterprise organizations to provide a custom-branded, location-aware employee app focused on enhancing the workplace experience and hosting virtual and hybrid events. An important aspect of the Company’s strategy towards delivering a comprehensive indoor intelligence

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
offering required direct engagement with the end-user through an app. With the CXApp acquisition, the Company was able to establish that direct engagement, eliminating the need for a third part app developer partner. The transaction was attractive to the Company because it would complete its strategic vision to have the most comprehensive suite of indoor intelligence solutions, was anticipated to be accretive to earnings and revenue, increase the Company’s average selling price and result in the acquisition of several marquee customers. In exchange for the aggregate purchase price of $32.1 million, the Company acquired all of the outstanding capital of the CXApp, incorporated in the State of California. The price was subject to certain post-closing adjustments based on actual working capital as of the closing as described in the stock purchase agreement. The goodwill of $15.3 million arising from the acquisition consists of an acquired workforce, as well as synergies and economies of scale expected from combined operations of Inpixon and the CXApp.

The following table represents the purchase price (in thousands).

Cash	$22,132
Stock (8,849,538 common stock shares at $1.13 per share)	10,000
Total Purchase Price	$32,132

In relation to the cash payment, Inpixon retained $4.9 million of Holdback Funds from the Purchase Price to secure the Seller's obligations under the stock purchase agreement, with any unused portion of the Holdback Funds to be released to the Seller on the date that is 18 months after the Closing Date. In addition, to the Holdback Funds, the Company is to pay various costs to third parties on the Seller's behalf. These costs consisted of Seller transaction expenses, option payouts, bonus payouts, and miscellaneous accrued expenses. The Company retained cash for these future payments and recorded these future payments in Acquisition Liability on the closing date of the Acquisition. During the measurement period the holdback funds was adjusted by $0.2 million to account for work capital adjustments. The following represents the amounts that were recorded to Acquisition Liability (in thousands):

Acquisition Liability
Current
Option payout	$296
Bonus payout	34
Seller transaction expenses	72
Miscellaneous accrued expenses	174
Total current	$576

Noncurrent
Option payout	$493
Bonus payout	57
Holdback funds	4,875
Total noncurrent	5,425
6,001
Less adjustment to holdback funds due to measurement period adjustment	(209)
Less payments made during the three months ended June 30, 2021	(136)
Less payments made during the three months ended September 30, 2021	(104)
Less payments made during the three months ended December 31, 2021	$(220)
Total acquisition liability	$5,332

In connection with the Acquisition, the Company is to pay an additional amount up to $12.5 million to certain select sellers of CXApp shares (payable in shares of the Company’s common stock based on a per share price of $1.13, subject to stockholder approval) in contingent earnout payments subject to CXApp meeting certain revenue targets on the one year anniversary of the Acquisition date. (the "Earnout Payment"). The Earnout Payment is subject to and conditioned upon each individual select seller's continued active employment or service with the Company at the time of the earnout payment date. The Earnout Payment is treated as post-combination compensation expense.

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
On December 30, 2021, the Company entered into an Amendment to Stock Purchase Agreement (the "Amendment"), with the sellers' representative, pursuant to which the parties to the Purchase Agreement agreed to (i) amend the amount of the earnout target from $8.3 million to $4.2 million; (ii) amend the duration of the earnout period from the period of the closing date through twelve month anniversary to the cclosing date to the period from the closing date through December 31, 2021; and (iii) eliminate the sellers' representative's right to accelerate the Earnout Payment upon a sale or change of control of the Company.

The Company evaluated the Amendment noting the Amendment accelerated expense related to the Earnout Payment. The Company recorded $6.5 million of this expense for the year ended December 31, 2021 which is included in the General and Administrative costs of the consolidated statements of operations.

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

Fair Value Allocation
Assets acquired:
Cash and cash equivalents	$1,153
Trade and other receivables	1,626
Prepaid expenses and other current assets	68
Property, plant, and equipment	6
Tradename	2,170
Proprietary technology	8,350
Customer relationships	5,020
Non-compete agreements	2,690
Goodwill	15,306
Total assets acquired	$36,389

Liabilities assumed:
Accounts payable	$203
Deferred revenue	1,319
Accrued expenses and other liabilities	116
Deferred tax liability	2,591
Other tax liability, noncurrent	28
Total liabilities assumed	4,257
Estimated fair value of net assets acquired:	$32,132
The value of the intangibles and goodwill were calculated by a third party valuation firm based on projections and financial data provided by management of the Company. The goodwill represents the excess fair value after the allocation to the intangibles. The calculated goodwill is not tax deductible for tax purposes.
Total acquisition-related costs for the Acquisition incurred during the year ended December 31, 2021 was $0.5 million and is included in acquisition-related costs in the Company’s Statements of Operations. The below table details the acquisition-related costs for the Acquisition (in thousands):

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Accounting fees	$115
Legal fees	389
Total acquisition costs	$504
Note 10 - IntraNav Acquisition
On December 9, 2021, the Company, through its wholly owned subsidiary, Inpixon Germany, through its wholly owned subsidiary, Nanotron Technologies acquired IntraNav GmbH. IntraNav will bring new, comprehensive products and technologies, and a broad IP portfolio to strengthen the Company's established RTLS product line. In exchange for a Purchase Price of $1.1 million, the Purchaser acquired all the outstanding shares of IntraNav. The goodwill of $0.5 million arising from the Acquisition consists of an acquired workforce, as well as synergies and economies of scale expected from combined operations of Nanotron and IntraNav.

The Acquisition is being accounted for as a business combination in accordance with ASC 805. The Company has determined preliminary fair values of the assets acquired and liabilities assumed in the Acquisition. These values are subject to change as we perform additional reviews of our assumptions utilized.

The Company has made a provisional allocation of the purchase price of the Acquisition to the assets acquired and the liabilities assumed as of the purchase date. The following table summarizes the provisional purchase price allocations relating to the Acquisition:

Cash Considerations (EUR)	€1,000,000
Less: IntraNav's indebtedness in excess of EUR 150,000	—
Total Purchase Price (EUR)	€1,000,000
Total Purchase Price (USD) - at 1.13249 USD per EUR	$1,132,490

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Fair Value Allocation
Assets acquired:
Cash and cash equivalents	$109
Accounts receivable	110
Prepaid expenses and other current assets	135
Inventory	844
Right of use asset	312
Property, plant, and equipment	30
Other assets	113
Tradename & trademarks	168
Proprietary technology	507
Customer relationships	197
Goodwill	482
Total assets acquired	$3,007

Liabilities assumed:
Accounts payable	2
Accrued liabilities	413
Lease liabilities – current	54
Lease liabilities - noncurrent	231
Payable to new parent	391
Deferred revenue	784
Total liabilities assumed	1,875
Estimated fair value of net assets acquired:	$1,132
Total acquisition-related costs for the Acquisition incurred during the year ended December 31, 2021, was $209,036, and is included in selling, general and administrative expense in the Company's consolidated statements of operations. The following table details the acquisition related costs for the Acquisition:

Accounting fees	$10
Legal fees	199
Total acquisition costs	$209

Note 11 - Proforma Financial Information
Nanotron Proforma and CXApp Proforma Financial Information
The following unaudited proforma financial information presents the consolidated results of operations of the Company, Nanotron and CXApp for the years ended December 31, 2021 and 2020, as if the acquisitions had occurred as of the beginning of the first period presented instead of on October 5, 2020 for Nanotron and on April 30, 2021 for CXApp. The proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
The proforma financial information for Systat, Ten Degrees, Game Your Game, Visualix and IntraNav have not been presented as it is deemed immaterial.
The proforma financial information for the Company, Nanotron and CXApp is as follows (in thousands):

	For the Years Ended December 31,
	2021	2020
Revenues	$17,845	$16,641
Net loss attributable to common stockholders	$(78,430)	$(31,568)
Net loss per basic and diluted common share	$(0.71)	$(0.84)
Weighted average common shares outstanding:
Basic and Diluted	110,867,515	37,650,031
Note 12 - Inventory
Inventory as of December 31, 2021 and 2020 consisted of the following (in thousands):

	As of December 31,
	2021	2020
Raw materials	$463	$211
Work-in-process	539	137
Finished goods	1,412	1,033
Subtotal	2,414	1,381
Inventory obsolescence reserve	(438)	(138)
Total Inventory	$1,976	$1,243

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Note 13 - Property and Equipment, net
Property and equipment as of December 31, 2021 and 2020 consisted of the following (in thousands):

	As of December 31,
	2021	2020
Computer and office equipment	$1,961	$1,421
Furniture and fixtures	447	287
Leasehold improvements	50	45
Software	868	829
Total	3,326	2,582
Less: accumulated depreciation and amortization	(1,884)	(1,137)

Total Property and Equipment, Net	$1,442	$1,445
Depreciation and amortization expense were approximately $0.4 million and $0.1 million for the years ended December 31, 2021 and 2020, respectively.
Note 14 - Investment in Equity Securities
Investment securities—fair value consist of investments in the Company’s investment in shares and rights of equity securities. The composition of the Company’s investment securities—fair value was as follows (in thousands):

December 31, 2021	Cost	Fair Value
Investments in equity securities -fair value
Equity shares	$47,841	$1,493
Equity rights	11,064	345
Total investments in equity securities - fair value	$58,905	$1,838

For the year ended December 31, 2021, the Company recognized a net unrealized loss of $57.1 million on the statement of operations.

There were no realized gains and losses on equity securities for the year ended December 31, 2021.
Note 15 - Software Development Costs, net
Capitalized software development costs as of December 31, 2021 and 2020 consisted of the following (in thousands):

	As of December 31,
	2021	2020
Capitalized software development costs	$4,463	$5,275
Accumulated amortization	(2,671)	(3,554)
Software development costs, net	$1,792	$1,721
The weighted average remaining amortization period for the Company’s software development costs is 3.0 years.
Amortization expense for capitalized software development costs was approximately $0.9 million and $0.7 million for each of the years ended December 31, 2021 and 2020.
Future amortization expense on the computer software is anticipated to be as follows (in thousands):

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

For the Years Ending December 31,	Amount
2022	$802
2023	443
2024	357
2025	99
2026 and thereafter	91
Total	$1,792
Note 16 - Goodwill and Intangible Assets
The Company has recorded goodwill and other indefinite-lived assets in connection with its acquisition of Systat, GTX Nanotron, Locality, Jibestream, CXApp, Game Your Game, and IntraNav. Goodwill, which represents the excess of acquisition cost over the fair value of the net tangible and intangible assets of the acquired company, is not amortized. Indefinite-lived intangible assets are stated at fair value as of the date acquired in a business combination. The Company’s goodwill balance and other assets with indefinite lives were evaluated for potential impairment on a reporting unit level during the years ended December 31, 2021 and 2020, as certain indications on a qualitative and quantitative basis were identified that an impairment exists as of the reporting date as of December 31, 2021.
During the year ended December 31, 2021, the Company recognized approximately $14.8 million of goodwill impairment on GTX, Nanontron, Locality, Jibestream, CXApp, Game Your Game and IntraNav. During the year ended December 31, 2020, the Company did not recognize any goodwill impairment. The Company utilized qualitative factors in determining if the carrying amounts of the Company’s reporting units exceeded the fair value of the Company, and noted that no such factors indicated impairment on any of its goodwill.

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

The following table summarizes the changes in the carrying amount of Goodwill for the year ended December 31, 2021 (in thousands):

Segments	Saves	Indoor Intelligence
Acquisition	Systat	GTX	Nanotron	Locality	Jibestream	CXApp	Game Your Game	IntraNav	Total
Balance as of January 1, 2020	$—	$—	$—	$672	$1,398	$—	$—	$—	$2,070
Goodwill additions through acquisitions	520	2	3,755	—	15	—	—	—	4,292
Exchange rate fluctuation at December 31, 2020	—	—	176	—	50	—	—	—	226
Balance as of January 1, 2021	$520	$2	$3,931	$672	$1,463	$—	$—	$—	$6,588
Goodwill additions through acquisitions	200	—	—	—	—	17,432	286	482	18,400
Goodwill impairment	—	(1)	(2,263)	(689)	(967)	(10,239)	(307)	(323)	(14,789)
Valuation Measurement Period Adjustments	(25)	—	(255)	—	—	(2,127)	173	—	(2,234)
Exchange rate fluctuation at December 31, 2021	—	—	(294)	17	(16)	—	—	—	(293)
Balance as of December 31, 2021	$695	$1	$1,119	$—	$480	$5,066	$152	$159	$7,672
As of December 31, 2021 and 2020 there was no goodwill allocated for the Shoom segment.

Intangible assets at December 31, 2021 and 2020 consisted of the following (in thousands):

	Gross Carrying Amount December 31,		Accumulated Amortization December 31,		Remaining Weighted Average Useful Life
	2021	2020	2021	2020
IP Agreement	$172	$186	$(54)	$(12)	2.75
Trade Name/Trademarks	$3,602	$1,112	$(662)	$(854)	4.25
Webstores & Websites	404	—	(123)	—	2.08
Customer Relationships	9,294	5,590	(1,440)	(2,972)	5.74
Developed Technology	22,175	26,216	(3,010)	(16,646)	8.45
Non-compete Agreements	4,786	2,485	(1,666)	(902)	2.44
Totals	$40,433	$35,589	$(6,955)	$(21,386)
Aggregate Amortization Expense:

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Aggregate amortization expense for the years ended December 31, 2021 and 2020 were $5.1 million and $2.5 million, respectively.
Future amortization expense on intangibles assets is anticipated to be as follows (in thousands):

For the Years Ending December 31,	Amount
2022	6,144
2023	5,994
2024	5,038
2025	4,405
2026 and thereafter	11,897
Total	$33,478
Note 17 - Other Long Term Investments
In 2020, the Company paid $1.8 million for 600,000 Class A Units and 2,500,000 Class B Units of Cardinal Ventures Holdings LLC, (“CVH”). CVH is a Delaware limited liability company formed to conduct any business, enterprise or activity permitted to owning certain interests in a sponsor of a special purpose acquisition company (“SPAC”). The $1.8 million purchase price was paid on October 12, 2020 and therefore is the date the purchase of the Units was closed. On December 16, 2020, the Company increased its capital contribution by $0.7 million in exchange for an additional 700,000 Class B Units. It is anticipated that the Contribution will be used by CVH to fund the Sponsor's purchase of securities in the SPAC. The agreement provides that each Class A Unit and each Class B Unit represents the right of the Company to receive any distributions made by the Sponsor on account of the Class A Interests and Class B Interests, respectively, of the Sponsor.
As described in Note 1, the Company generally records its share of earnings in its equity method investments using a three-month lag methodology and within net investment income. During the period January 1, 2021 to December 31, 2021, CVH had no operating results as CVH is a holding company. CVH only contains units and has not been allocated shares of the SPAC, therefore CVH is not allocating any portion of income or expense incurred by the SPAC. As such, there was no share of earnings recognized by the Company in its statement of operations on its proportional equity investment.
The following component represents components of Other long-term investments as of December 31, 2021:

	Ownership interest as of December 31,
	2021	Instrument Held
Investee
CVH LLC Class A	14.1%	Units
CVH LLC Class B	38.4%	Units
Inpixon’s investment in equity method eligible entities are represented on balance sheet as an asset of $2.5 million as of December 31, 2021 and December 31, 2020. Ownership interest in equity method eligible entities did not change from the year ended December 31, 2020 to December 31, 2021.

Note 18 - Deferred Revenue
Deferred revenue as of December 31, 2021 and 2020 consisted of the following (in thousands):

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	As of December 31,
	2021	2020
Deferred Revenue
Maintenance agreements	$4,183	$1,775
Service agreements	622	147
Total Deferred Revenue	$4,805	$1,922
The fair value of the deferred revenue approximates the services to be rendered.

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Note 19 - Accrued Liabilities

Accrued liabilities as of December 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	As of December 31,
	2021	2020
Accrued compensation and benefits	$8,027	$1,266
Accrued interest expense	1,012	536
Accrued bonus and commissions	597	426
Accrued other	707	497
Accrued sales and other indirect taxes payable	322	14
	$10,665	$2,739

Note 20 - Debt
Debt as of December 31, 2021 and 2020 consisted of the following (in thousands):

Short-Term Debt	Interest Rate	Maturity	2021	2020
March 2020 10% Note	10%	3/18/2022	$3,251	5,655
Third party note payable	8%	12/31/2022	239	—
Unamortized Debt Discount			—	(254)
Total Short-Term Debt			$3,490	$5,401

Interest expense on the short-term debt totaled approximately $0.5 million and $0.7 million and approximately $0.2 million and $1.6 million was amortized to interest expense from the combined amortization of deferred financing costs and note discounts recorded at issuance for the Short Term Debt for the periods ending December 31, 2021 and 2020, respectively.

Notes Payable

March 2020 10% Note Purchase Agreement and Promissory Note

On March 18, 2020, the Company entered into a note purchase agreement with Iliad, pursuant to which the Company agreed to issue and sell to the holder an unsecured promissory note (the “March 2020 10% Note”) in an aggregate initial principal amount of $6.5 million, which is payable on or before the date that is 12 months from the issuance date. The initial principal amount includes an original issue discount of $1.5 million and $0.02 million that the Company agreed to pay to the holder to cover the holder’s legal fees, accounting costs, due diligence, monitoring and other transaction costs.

In exchange for the March 2020 Note, the holder paid an aggregate purchase price of $5.0 million. Interest on the March 2020 Note accrues at a rate of 10% per annum and is payable on the maturity date or otherwise in accordance with the March 2020 Note. The Company may pay all or any portion of the amount owed earlier than it is due; provided, that in the event the Company elects to prepay all or any portion of the outstanding balance, it shall pay to the holder 115% of the portion of the outstanding balance the Company elects to prepay.

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
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

On February 11, 2021, the Company entered into an exchange agreement with Iliad, pursuant to which the Company and Iliad agreed to: (i) partition a new promissory note in the form of the March 2020 10% Note equal to $1.5 million and then cause the outstanding balance of the March 2020 10% Note to be reduced by $1.5 million; and (ii) exchange the partitioned note for the delivery of 893,921 shares of the Company’s Common Stock, at an effective price per share equal to $1.678. The Company analyzed the exchange of the principal under the March 2020 10% Note as an extinguishment and compared the net carrying value of the debt being extinguished to the reacquisition price (shares of common stock being issued) and recorded approximately a $0.03 million loss on the exchange of debt for equity as a separate item in the other income/expense section of the condensed consolidated statements of operations for the year ended December 31, 2021.

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

Third Party Note Payable

On October 29, 2021, Game Your Game entered into a promissory note with an individual whereby it received $0.3 million for funding of outside liabilities and working capital needs. The promissory note has a interest rate of 8% and is due on or before December 31, 2022. As of December 31, 2021 the balance owed under the note was $0.3 million.

Note 21 - Capital Raises
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
The Company is not obligated to make any sales of the shares under the EDA and no assurance can be given that the Company will sell any shares under the EDA, or if it does, as to the price or amount of shares that the Company will sell, or the dates on which any such sales will take place. The EDA will continue until the earliest of (i) December 3, 2021, (ii) the sale of shares having an aggregate offering price of $150 million, and (iii) the termination by either Maxim or the Company upon the

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
Note 21 - Capital Raises (continued)
provision of 15 days written notice or otherwise pursuant to the terms of the EDA. The EDA was mutually terminated by the parties on February 12, 2021.
During the year ended December 31, 2020 under an at-the-market (“ATM”) program, the Company sold an aggregate of 33,416,830 shares of common stock, at a weighted average price of approximately $1.45 per share resulting in net proceeds of approximately $46.1 million to us after deduction of sales commissions equal to 4.0% of the gross sales and other offering expenses.
Registered Direct Offerings
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
On January 24, 2021, the Company entered into a Securities Purchase Agreement with an institutional investor, pursuant to which it sold and issued in a registered direct offering, 5,800,000 shares of its common stock, and warrants to purchase up to 19,354,838 shares of common stock at an exercise price of $1.55 per share (the “January 2021 Purchase Warrants”) for a combined purchase price of $1.55 per share and pre-funded warrants to purchase up to 13,554,838 shares of common stock ("January 2021 Pre-funded Warrants") at an exercise price of $0.001 per share, at a purchase price of $1.549 per share. At closing, the Company received approximately $27.8 million in net proceeds after deducting placement agent commissions and offering expenses. The January 2021 Purchase Warrant and January 2021 Pre-funded Warrant is or was immediately exercisable for one share of common stock for a period until the five year anniversary of the issuance date. The January 2021 Pre-funded Warrants were exercised in full as of February 8, 2021. In addition, the investor exercised its purchase rights for 3,000,000 shares of common stock pursuant to the the January 2021 Purchase Warrant on February 11, 2021.
On February 12, 2021, the Company entered into a Securities Purchase Agreement with an institutional investor, pursuant to which it sold and issued in a registered direct offering, 7,000,000 shares of its common stock, and warrants to purchase up to 15,000,000 shares of common stock at an exercise price of $2.00 per share (the “First February 2021 Purchase Warrants”) for a combined purchase price of $2.00 per share and pre-funded warrants to purchase up to 8,000,000 shares of common stock ("First February 2021 Pre-funded Warrants") at an exercise price of $0.001 per share, at a purchase price of $1.999 per share. At closing, the Company received approximately $27.8 million in net proceeds after deducting placement agent commissions and offering expenses. The First February 2021 Purchase Warrant and First February 2021 Pre-funded Warrant is or was immediately exercisable for one share of common stock for a period until the five year anniversary of the issuance date. The First February 2021 Pre-funded warrants were exercised in full as of February 18, 2021.
On February 16, 2021, the Company entered into a Securities Purchase Agreement with an institutional investor, pursuant to which the Company sold and issued in a registered direct offering, 3,000,000 shares of its common stock, and warrants to purchase up to 9,950,250 shares of common stock at an exercise price of $2.01 per share (the “Second February 2021 Purchase Warrants”) for a combined purchase price of $2.01 per share and pre-funded warrants to purchase up to 6,950,250 shares of common stock ("Second February 2021 Pre-funded Warrants") at an exercise price of $0.001 per share, at a purchase price of $2.009 per share. At closing the Company received approximately $18.5 million in net proceeds after deducting placement agent commissions and offering expenses. Each Second February 2021 Purchase Warrant and Second February 2021 Pre-funded Warrant is or was immediately exercisable for one share of common stock for a period until the, five year anniversary of the issuance date. The Second February 2021 Pre-funded warrants were exercised in full as of March 1, 2021.
On September 13, 2021, the Company entered into a Securities Purchase Agreement with certain institutional investors named therein, pursuant to which the Company sold in a registered direct offering (i) 58,750 shares of Series 7 Convertible Preferred Stock and (ii) related warrants to purchase up to an aggregate of 47,000,000 shares of common stock. Each share of Series 7 Convertible Preferred Stock and the related Warrants were sold at a subscription amount of $920, representing an original issue discount of 8% of the stated value of each share of Series 7 Convertible Preferred Stock for an aggregate subscription amount

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
Note 21 - Capital Raises (continued)
of $54.1 million. In connection with this offering, the Company filed a Certificate of Designation for the Series 7 Convertible Preferred Stock with the Nevada Secretary of State. The Company has authorized the issuance of 5,000,000 shares of preferred stock, of which 49,250 shares were issued and outstanding as of December 31, 2021. Each share of Series 7 Convertible Preferred Stock has a par value of $0.001 per share and stated value of $1,000 per share. The shares of Series 7 Convertible Preferred Stock are convertible into shares of the Company’s common stock, at a conversion price of $1.25 per share. Each share of Series 7 Convertible Preferred Stock is entitled to receive cumulative dividends, payable in the same form as dividends paid on shares of the Company’s common stock. At any time beginning on the 6-month anniversary of the date the shares of Series 7 Convertible Preferred Stock are issued and ending ninety 90 days thereafter, the holders of the Series 7 Convertible Preferred Stock have the right to redeem all or part of the shares held by such holder in cash for the redemption price equal to the stated value of such share, plus all accrued but unpaid dividends thereon and all liquidated damages and other costs, expenses or amounts due. Upon redemption, the holder of the Series 7 Convertible Preferred Stock will forfeit 75% of the warrants issued in connection therewith. The holders of the Series 7 Convertible Preferred Stock shall vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the stockholders of the Company. The Series 7 Convertible Preferred Stock and related warrants subject to forfeiture are recorded as Mezzanine Equity in the accompanying balance sheets as the holder has the option to redeem these shares for cash and the warrants are an embedded feature for the Series 7 Convertible Preferred Stock. The remaining warrants that are not subject to forfeiture are recorded within Stockholders' Equity as the remaining warrants are classified as freestanding instruments The aggregate net proceeds from the offering, after deducting the placement agent fees and other estimated offering expenses, were approximately $50.6 million. The Company classified these warrants as equity resulting in a discount of $4.7 million. See Note 23 for Preferred Stock and Note 26 for Warrant details.

Note 22 - Common Stock
During the three months ended March 31, 2020, the Company issued 1,896,557 shares of common stock under exchange agreements to settle outstanding balances totaling approximately $4.2 million under partitioned notes.
During the three months ended March 31, 2020, the Company issued 937,010 shares of common stock in connection with the ATM at per share prices between $1.23 and $2.11, resulting in net proceeds to the Company of approximately after subtracting sales commissions and other offering expenses (See Note 21).
During the three months ended June 30, 2020, the Company issued 3,889,990 shares of common stock under exchange agreements to settle outstanding balances totaling approximately $4.6 million under partitioned notes.
During the three months ended June 30, 2020, the Company issued 29,033,036 shares of common stock in connection with the ATM at per share prices between $1.13 and $2.02, resulting in net proceeds to the Company of approximately $40.52 million after subtracting sales commissions and other offering expenses (See Note 21).
During the three months ended June 30, 2020, the Company issued 183,486 shares of common stock for the extinguishment of liability totaling approximately $0.2 million.
On August 19, 2020, the Company issued 480,000 shares of common stock to the security holders of Ten Degrees as part of an acquisition (See Note 5).
During the three months ended September 30, 2020, the Company issued 1,604,312 shares of common stock in connection with the ATM at per share prices between $1.5064 and $1.5134, resulting in net proceeds to the Company of approximately $2.3 million after subtracting sales commissions and other offering expenses (See Note 21).
During the three months ended December 31, 2020, the Company issued 1,842,472 shares of common stock in connection with the ATM at per share prices between $1.0706 and $1.1793, resulting in net proceeds to the Company of approximately $2.1 million after subtracting sales commissions and other offering expenses (See Note 21).

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
Note 22 - Common Stock (continued)
During the three months ended December 31, 2020, the Company issued 1,076,676 shares of common stock under exchange agreements to settle outstanding balances totaling approximately $1.2 million under partitioned notes.
During the three months ended December 31, 2020, the Company issued 5,000,000 shares of common stock in connection with the an offering of common stock and warrants pursuant to a Securities Purchase Agreement which resulted in net proceeds of $9.2 million. (See Note 21)
During the three months ended December 31, 2020, the Company issued 3,000,000 shares of common stock in connection with the exchange of Pre-Funded Warrants (as defined in Note 26) offered under the Securities Purchase Agreement, resulting in net proceeds of $3,000. See Note 21 and Note 26 for further details.
During the three months ended March 31, 2021, the Company issued 893,921 shares of common stock under exchange agreements to settle outstanding balances totaling approximately $1.5 million under partitioned notes. (See Note 20 ).
During the three months ended March 31, 2021, the Company issued 15,800,000 shares of common stock in connection with registered direct offerings at per share prices between $1.55 and $2.01, resulting in net proceeds to the Company of approximately $74.1 million after subtracting sales commissions and other offering expenses (See Note 21).
During the three months ended March 31, 2021, the Company issued 4,977 shares of common stock issued for cashless stock options exercised.
During the three months ended March 31, 2021, the Company issued 31,505,088 shares of common stock in connection with the exchange of Pre-Funded Warrants (as defined in Note 26) offered under the Securities Purchase Agreement, resulting in net proceeds of $3.7 million. See Note 21 for further details.
During the three months ended June 30, 2021, the Company issued 1,179,077 shares of common stock in connection with the Game Your Game acquisition with a fair value of approximately $1.4 million. (See Note 7).
During the three months ended June 30, 2021, the Company issued 369,563 shares of common stock in connection with the Visualix asset purchase with a fair value of approximately $0.4 million. (See Note 8)
During the three months ended June 30, 2021, the Company issued 8,849,538 shares of common stock in connection with the CXApp acquisition with a fair value of approximately $10 million. (See Note 9).
During the three months ended June 30, 2021, the Company issued 4,672,988 shares of common stock net of 921,838 shares withheld for employee taxes for restricted stock granted in February 2021 at a par value of $0.001 per share.
During the three months ended June 30, 2021, the Company issued 414 shares of common stock for cashless stock options exercised.
During the three months ended September 30, 2021, the Company issued 877,192 shares of common stock under an exchange agreement to settle outstanding balances totaling approximately $1.0 million under a partitioned note. (See Note 20).
During the three months ended September 30, 2021, 9,500 shares of Series 7 Convertible Preferred Stock were converted into 7,600,000 shares of the Company's common stock (See Note 23).
During the three months ended September 30, 2021, 337,500 shares of common stock issued in connection with unvested restricted stock grants were forfeited in connection with the departure of an employee.
During the three months ended December 31, 2021, 152,796 shares of common stock issued in connection with restricted stock grants were forfeited for employee taxes.
Note 23 - Preferred Stock

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
Note 23 - Preferred Stock (continued)
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

As of December 31, 2021, there was 1 share of Series 4 Preferred outstanding.
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
As of December 31, 2021, there were 126 shares of Series 5 Convertible Preferred Stock outstanding.
Series 7 Convertible Preferred Stock
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
On September 13, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors named therein, pursuant to which the Company agreed to issue and sell in a registered direct offering (i) up to 58,750 shares of Series 7 Convertible Preferred Stock and (ii) related warrants to purchase up to an aggregate of 47,000,000 shares of common stock (the “Warrants”). Each share of Series 7 Convertible Preferred Stock and the related Warrants (see Note 26) were sold at a subscription amount of $920, representing an original issue discount of 8% of the stated value for an aggregate subscription amount of $54.1 million. The shares of Series 7 Convertible Preferred Stocks are recorded as Mezzanine Equity in the accompanying balance sheets as the holder has the option to redeem these shares for cash. The aggregate net proceeds from the offering, after deducting the placement agent fees and other estimated offering expenses, was approximately $50.6 million. The Company has elected to accrete the issuance costs, discount, and freestanding warrants through the date shares can be first be redeemed at the option of the holders, which is the sixth month anniversary of the Original Issuance Date using the effective interest method.
During the year ended December 31, 2021, 9,500 shares of Series 7 Convertible Preferred Stock were converted into 7,600,000 shares of the Company's common stock.

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
Note 23 - Preferred Stock (continued)
As of December 31, 2021 there was 49,250 shares of Series 7 Convertible Preferred stock outstanding.
Note 24 - Authorized Share Increase and Reverse Stock Split
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
On November 18, 2021, the Company filed a certificate of amendment to the Company’s articles of incorporation, as amended, with the Secretary of State of the State of Nevada to increase the number of authorized shares of Common Stock from 250,000,000 to 2,000,000,000 shares effective as of November 18, 2021.
Note 25 - Stock Award Plans and Stock-Based Compensation
In September 2011, the Company adopted the 2011 Employee Stock Incentive Plan (the “2011 Plan”) which provides for the granting of incentive and non-statutory common stock options and stock based incentive awards to employees, non-employee directors, consultants and independent contractors. The plan was terminated by its terms on August 31, 2021 and no new awards will be issued under the 2011 Plan.
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
The aggregate number of shares that may be awarded under the 2018 Plan as of December 31, 2021 is 40,000,000. As of December 31, 2021, 18,882,303 of options were granted to employees, directors and consultants of the Company (including 1 share outside of our plan and 73 shares under our 2011 Plan), 4,182,692 of restricted stock grants were granted to employees of the Company under the 2018 Plan, and 16,935,079 options were available for future grant under the Option Plans.
Employee Stock Options
During the year ended December 31, 2020, the Company granted options under the 2018 Plan for the purchase of 5,567,500 shares of common stock to employees and consultants of the Company. These options are 100% vested or vest pro-rata over 24, 36 or 48 months, have a life of 10 years and an exercise price between $1.10 and $1.29 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the awards was determined to be approximately $1.9 million. The fair value of the common stock as of the grant date was determined to be between $1.10 and $1.29 per share.
During the year ended December 31, 2021, the Company granted options under the 2018 Plan for the purchase of 14,285,629 shares of common stock to employees and consultants of the Company. These options are 100% vested or vest pro-rata over 12, 24 or 36 months, have a life of 10 years and an exercise price between $0.69 and $1.83 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the awards was determined to be approximately $4.6 million. The fair value of the common stock as of the grant date was determined to be between $0.69 and $1.83 per share.

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
Note 25 - Stock Award Plans and Stock-Based Compensation (continued)
On February 5, 2021, the Company issued 4,977 shares of common stock in connection with the cashless exercise of 14,583 employee stock options.
On June 10, 2021, the Company issued 414 shares of common stock in connection with the cashless exercise of 6,111 employee stock options.
During the year ended December 31, 2021 and 2020, the Company recorded a charge of approximately $2.3 million and $1.2 million, respectively, for the amortization of employee stock options (not including restricted stock awards), which is included in the general and administrative section of the condensed consolidated statement of operations.
As of December 31, 2021, the fair value of non-vested options totaled approximately $4.5 million, which will be amortized to expense over the weighted average remaining term of 1.33 years.
The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. Key weighted-average assumptions used to apply this pricing model during the years ended December 31, 2021 and 2020 were as follows:

	For the Years Ended December 31,
	2021	2020
Risk-free interest rate	0.59% - 1.26%	0.33% - 0.35%
Expected life of option grants	5 years	5 years
Expected volatility of underlying stock	37.21% - 38.15%	34.43%
Dividends assumption	$—	$—
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
See below for a summary of the stock options granted under the 2011 and 2018 plans:

	2011 Plan	2018 Plan	Non Plan	Total	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2020	96	121,699	1	121,796	$123.66	$—
Granted	—	5,567,500	—	5,567,500	1.10	—
Exercised	—	—	—	—	—	—
Expired	(7)	(37,397)	—	(37,404)	279.92	—
Forfeitures	—	(201,835)	—	(201,835)	1.26	—
Outstanding at December 31, 2020	89	5,449,967	1	5,450,057	$23.76	$—
Granted	—	14,285,629	—	14,285,629	0.95	—
Exercised	—	(20,694)	—	(20,694)	1.10	—
Expired	(16)	(228,856)	—	(228,872)	93.07	—
Forfeitures	—	(603,817)	—	(603,817)	1.35	—
Outstanding at December 31, 2021	73	18,882,229	1	18,882,303	$6.41	$—

Exercisable at December 31, 2020	85	1,752,882	1	1,752,968	$70.84	$—

Exercisable at December 31, 2021	73	7,235,382	1	7,235,456	$15.19	$—

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
Note 25 - Stock Award Plans and Stock-Based Compensation (continued)
Restricted Stock Awards
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
On December 23, 2021, 152,796 of restricted stock award grants were forfeited to satisfy the employee portion of the payroll taxes required to be paid in connection with the grant of such awards.
During the years ended December 31, 2021 and 2020 the Company recorded a charge of approximately $8.6 million and —, respectively,for the amortization of vested restricted stock awards.
The following table summarizes restricted stock-based award activity granted:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2021	—	$—
Granted	5,594,826	$1.79
Forfeited	(1,412,134)	$1.76
Balance, December 31, 2021	4,182,692	$1.80
The Company determined the fair value of these grants based on the closing price of the Company’s common stock on the respective grant dates. The compensation expense is being amortized over the respective vesting periods.
Note 26 - Warrants
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
During the three months ended December 31, 2020, the Company issued 3,000,000 shares of common stock in connection with the exercise of 3,000,000 warrants at 0.001 per share.
On January 24, 2021, Inpixon entered into a Securities Purchase Agreement with an institutional investor named therein (the “Investor”), pursuant to which the Company agreed to issue and sell, in a registered direct offering, 5,800,000 shares of the

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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
During the year ended December 31, 2021, the Company issued 13,554,838 shares of common stock in connection with the exercise of 13,554,838 Pre-Funded Warrants at $0.001 per share in connection with the January 24, 2021 Securities Purchase Agreement.
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
The Company also offered and sold to the Purchaser pre-funded warrants to purchase up to 8,000,000 shares of common stock (the “Pre-Funded Warrants” and, together with the 7,000,000 shares and the Purchase Warrants, the “Securities”), in lieu of shares of common stock at the Investor’s election. Each Pre-Funded Warrant is exercisable for one share of common stock. The purchase price of each Pre-Funded Warrant is $1.999, and the exercise price of each Pre-Funded Warrant is $0.001 per share. The Pre-Funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full.
During the year ended December 31, 2021, the Company issued 8,000,000 shares of common stock in connection with the exercise of 8,000,000 Pre-Funded Warrants at an exercise price of $0.001 per share in connection with the February 12, 2021 Securities Purchase Agreement.
On February 16, 2021, Inpixon entered into a Securities Purchase Agreement with an institutional investor named therein (the “Investor”), pursuant to which the Company agreed to issue and sell, in a registered direct offering, 3,000,000 shares of the Company’s common stock, par value 0.001 per share, and warrants to purchase up to 9,950,250 shares of common stock (the “Purchase Warrants”) at a combined offering price of $2.01 per share. The Purchase Warrants have an exercise price of $2.01 per share. Each Purchase Warrant is exercisable for one share of common stock and will be immediately exercisable and will expire 5 years from the issuance date.
The Company also offered and sold to the Purchaser pre-funded warrants to purchase up to 6,950,250 shares of common stock in lieu of shares of common stock at the Investor’s election. Each Pre-Funded Warrant is exercisable for one share of common stock. The purchase price of each Pre-Funded Warrant is $2.009, and the exercise price of each Pre-Funded Warrant is $0.001 per share. The Pre-Funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full.
During the year ended December 31, 2021, the Company issued 6,950,250 shares of common stock in connection with the exercise of 6,950,250 pre-funded warrants at $0.001 per share in connection with the February 16, 2021 Securities Purchase Agreement.
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
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

the Company’s common stock and warrants to purchase up to 47,000,000 shares of common stock. Each share and related warrants were sold together at a subscription amount of $920, representing an original issue discount of 8% of the Stated Value for an aggregate subscription amount of $54.1 million.
The following table summarizes the changes in warrants outstanding during the years ended December 31, 2021 and 2020:

	Number of Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Exercisable at January 1, 2020	93,252	$503.09	$—
Granted	11,000,000	0.91	—
Exercised	(3,000,000)	—	—
Expired	(2)	1,336,500.00	—
Cancelled	—	—	—
Outstanding at December 31, 2020	8,093,250	$6.70	$—

Granted	119,810,176	$1.16	—
Exercised	(31,505,088)	0.12	—
Expired	—	—	—
Cancelled	—	—	—
Outstanding at December 31, 2021	96,398,338	$1.97	$—

Exercisable at December 31, 2020	8,093,250	$6.70	—

Exercisable at December 31, 2021	96,398,338	$1.97	—

Note 27 - Income Taxes
The domestic and foreign components of loss before income taxes for the years ended December 31, 2021 and 2020 are as follows (in thousands):

	For the Years Ended December 31,
	2021	2020
Domestic	$(58,960)	$(24,387)
Foreign	(12,582)	(4,883)

Loss from Continuing Operations before Provision for Income Taxes	$(71,542)	$(29,270)

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

The income tax provision (benefit) for the years ended December 31, 2021 and 2020 consists of the following (in thousands):

	For the Years Ended December 31,
	2021	2020
Foreign
Current	$33	$31
Deferred	2,376	(1,815)
U.S. federal
Current	929	—
Deferred	(9,345)	(5,367)
State and local
Current	217	3
Deferred	(66)	(1,181)
	(5,856)	(8,329)
Change in valuation allowance	4,444	8,273

Income Tax Benefit	$(1,412)	$(56)
The reconciliation between the U.S. statutory federal income tax rate and the Company’s effective rate for the years ended December 31, 2021 and 2020 is as follows:

	For the Years Ended December 31,
	2021	2020
U.S. federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	(0.17)%	3.2%
Incentive stock options	(0.18)%	(0.4)%
162(m) Compensation Limit	(0.47)%	—%
Goodwill impairment loss	(4.76)%	—%
US-Foreign income tax rate difference	1.20%	1.0%
Other permanent items	(0.32)%	—%
Provision to return adjustments	(1.66)%	(0.8)%
Deferred only adjustment	(6.46)%	4.5%
Change in valuation allowance	(6.21)%	(28.3)%
Effective Rate	1.97%	0.2%

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

As of December 31, 2021 and 2020, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:

	As of December 31,
(in 000s)	2021	2020
Deferred Tax Asset
Net operating loss carryovers	$35,033	$30,731
Stock based compensation	2,540	1,253
Research credits	131	138
Accrued compensation	96	86
Reserves	345	151
Intangibles	—	7,411
Fixed assets	393	471
Unrealized gain	12,876	—
Other	260	3,349

Total Deferred Tax Asset	51,674	43,590
Less: valuation allowance	(46,071)	(38,287)

Deferred Tax Asset, Net of Valuation Allowance	$5,603	$5,303

	As of December 31,
Deferred Tax Liabilities	2021	2020
Intangible assets	$(4,613)	$(4,362)
Fixed assets	(239)	(135)
Other	(381)	(440)
Capitalized research	(370)	(366)
Total deferred tax liabilities	(5,603)	(5,303)

Net Deferred Tax Asset (Liability)	$—	$—

At December 31, 2021, the Company did not have any undistributed earnings of our foreign subsidiaries. As a result, no additional income or withholding taxes have been provided for. The Company does not anticipate any impacts of the global intangible low taxed income (“GILTI”) and base erosion anti-abuse tax (“BEAT) and as such, the Company has not recorded any impact associated with either GILTI or BEAT.

In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOL carryover is subject to an annual limitation in the event of a change of control, as defined by the regulations. The Company performed an analysis to determine the annual limitation as a result of the changes in ownership that occurred during 2020 and 2021. Based on the Company’s analysis, no ownership changes occurred during 2021. The NOL available to offset future taxable income after 2020 ownership change is approximately $31.6 million. The NOLs generated in 2017, $1.5 million, will expire beginning in December 31, 2037 if not utilized. The remaining NOLs were generated after 2017 have an indefinite life and do not expire.

As of December 31, 2021 and 2020, Inpixon Canada, which was acquired on April 18, 2014 as part of the AirPatrol Merger Agreement, had approximately $20.9 million and $16.8 million, respectively, of Canadian NOL carryovers available to offset future taxable income. These NOLs, if not utilized, begin expiring in the year 2023. The NOLs as of December 31, 2021 include Jibestream, which was acquired on August 15, 2019 and amalgamated with Inpixon Canada effective January 1, 2020.

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

As of December 31, 2021 and 2020, Nanotron GmbH, which was acquired on October 5, 2020, had approximately $44.3 million and $53.1 million, respectively, of German NOL carryovers available to offset future taxable income. Although these NOLs do not expire, minimum taxation restrictions apply such that only a percentage of taxable income may be offset by NOL carryovers.

As of December 31, 2021, Intranav GmbH, which was acquired on December 8, 2021, had approximately $7.1 million German NOL carryovers available to offset future taxable income. Although these NOLs do not expire, minimum taxation restrictions apply such that only a percentage of taxable income may be offset by NOL carryovers.

As of December 31, 2021, Active Mind Technology LTD, which was acquired on April 9, 2021 as part of the acquisition of Game Your Game Inc., had approximately $11.6 million Irish NOL carryovers available to offset future taxable income. These NOLs have an indefinite life and do not expire.

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

ASC 740, “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets with respect to Inpixon, Inpixon Canada, Nanotron GmbH, Intranav GmbH and Active Mind Technology LTD and has, therefore, established a full valuation allowance as of December 31, 2021 and 2020. As of December 31, 2021 and 2020, the change in valuation allowance was $4.4 million and $9.1 million, respectively.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to file income tax returns in the United States (federal), Canada, India, Germany, United Kingdom, Ireland, and in various state jurisdictions in the United States. Based on the Company’s evaluation, it has been concluded that there are no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements for the years ended December 31, 2021 and 2020.

The Company’s policy for recording interest and penalties associated with unrecognized tax benefits is to record such interest and penalties as interest expense and as a component of income tax expense. There were no amounts accrued for interest or penalties for the years ended December 31, 2021 and 2020. Management does not expect any material changes in its unrecognized tax benefits in the next year.

The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities. The Company is subject to examination by U.S. tax authorities beginning with the year ended December 31, 2017. In general, the Canadian Revenue Authority may reassess taxes four years from the date the original notice of assessment was issued. The tax years that remain open and subject to Canadian reassessment are 2017 – 2021. The tax years that remain open and subject to India reassessment are tax years beginning March 31, 2016. The German tax authorities may reassess taxes generally four years from the end of the calendar year in which the return is filed. The tax years that remain open and subject to German reassessment are 2015 – 2021. In Ireland, assessments must generally be made within four years when returns are filed. The tax years that remain open and subject to Irish reassessment are 2017 – 2021.

On March 27, 2020, the CARES Act was enacted in response to COVID-19 pandemic. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The CARES Act made various tax law changes including among other things (i) increasing the limitation under Section 163(j) of the Internal Revenue Code of 1986, as amended (the “IRC”) for 2020 to permit additional expensing of interest (ii) enacting a technical correction so that

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

qualified improvement property can be immediately expensed under IRC Section 168(k), (iii) making modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes and (iv) enhancing the recoverability of alternative minimum tax credits. The CARES Act did not have a material impact on the Company
Note 28 - Credit Risk, Concentrations, and Segment Reporting
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
The Company maintains cash deposits with financial institutions, which, from time to time, may exceed federally insured limits. Cash is also maintained at foreign financial institutions for its Canadian subsidiary, UK subsidiary, German subsidiaries and its majority-owned India subsidiary. Cash in foreign financial institutions as of December 31, 2021 and 2020 was immaterial. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash.
The following table sets forth the percentages of revenue derived by the Company from those customers, which accounted for at least 10% of revenues during the years ended December 31, 2021 and 2020 (in thousands):

	For the Year Ended December 31, 2021		For the Year Ended December 31, 2020
	$	%	$	%
Customer A	—	—%	2,460	26%
Customer B	—	—%	1,221	13%
As of December 31, 2021, no customer accounted for at least 10% of total accounts receivable. As of December 31, 2020, Customer C represented approximately 18% and Customer D represented approximately 11% of total accounts receivable.
As of December 31, 2021, one vendor represented approximately 33% of total gross accounts payable. Purchases from this vendor during the year ended December 31, 2021 was $0.4 million. As of December 31, 2020, one vendor represented approximately 20% of total gross accounts payable. Purchases from this vendor during the year ended December 31, 2020 was $0.2 million.
For the year ended December 31, 2021, three vendors represented approximately 21%, 18%, and 17% of total purchases. For the year ended December 31, 2020, three vendors represented approximately 30%, 14%, and 13% of total purchases.
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

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
Note 28 - Credit Risk and Concentration (continued)
Gross profit and income (loss) from operations are the primary measures of segment profitability used by the Company’s CODM.
Revenue, gross profit, and income (loss) from operations by segment consisted of the following (in thousands):

	For the Years Ended December 31,
	2021	2020
Revenue by Segment
Indoor Intelligence	$11,046	$6,060
Saves	2,938	1,218
Shoom	2,011	2,019
Total segment revenue	$15,995	$9,297

Gross profit by Segment
Indoor Intelligence	$7,833	$4,108
Saves	2,072	884
Shoom	1,716	1,692
Gross profit by Segment	$11,621	$6,684

Income (loss) from operations by Segment
Indoor Intelligence	$(72,054)	$(23,976)
Saves	(1,509)	(807)
Shoom	946	989
Income (loss) from operations by Segment	$(72,617)	$(23,794)
The reporting package provided to the Company's CODM does not include the measure of assets by segment as that information isn't reviewed by the CODM when assessing segment performance or allocating resources.

Note 29 - Fair Value of Financial Instruments

The Company's estimates of fair value for financial assets and financial liabilities are based on the framework established in ASC 820. The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the ASC 820 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. We classified our financial instruments measured at fair value on a recurring basis in the following valuation hierarchy.

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Note 29 - Fair Value of Financial Instruments (continued)

	Fair Value at December 31, 2021
	Total Fair Value	Level 1 - Quoted Prices in Active Markets for Identical Assets	Level 2 - Significant Other Observable Inputs	Level 3 - Significant Unobservable Inputs
Assets:
Short-term investments	43,125	43,125	—	—
Investments in equity securities	1,838	—	—	1,838
Total assets	$44,963	$43,125	$—	$1,838
The following is a discussion of the valuation methodologies used for the Company’s assets measured at fair value.

Short-term investments represent U.S. treasury bills with maturities greater than three months. The fair values of the U.S. treasury bills are based on quoted market prices in active markets and are included in the Level 1 fair value hierarchy. The market for U.S. treasury bills is an actively traded market given the high level of daily trading volume.

Investments in equity securities are marked to market based on the respective publicly quoted market prices of the equity securities adjusted for liquidity. The fair value was determined using a pricing model with certain significant unobservable market data inputs.

The Company had no Level 3 investments for the year ended December 31, 2020.

The following table is a reconciliation of assets for Level 3 investments for which significant unobservable inputs were used to determine fair value for the year ended December 31, 2021 (in thousands):

Level 3
Level 3 Investments
Balance at beginning of year	$—
Transfers in- Sysorex Securities Settlement Agreement
Benefit (provision) for valuation allowance on related party loan - held for sale	7,461
Interest income (expense), net	1,627
Gain on related party loan held for sale	49,817
Unrealized loss on equity securities	(57,067)
Balance at end of year	$1,838

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Note 30 - Foreign Operations
The Company’s operations are located primarily in the United States, Canada, India, Germany, and the United Kingdom. Revenues by geographic area are attributed by country of domicile of our subsidiaries. The financial data by geographic area are as follows (in thousands):

	United States	Canada	India	Germany	United Kingdom	Ireland	Eliminations	Total
For the Year Ended December 31, 2021:
Revenues by geographic area	$10,990	$2,638	$1,626	$3,593	$392	$7	$(3,251)	$15,995
Operating income (loss) by geographic area	$(60,451)	$(6,537)	$159	$(5,533)	$11	$(255)	$(11)	$(72,617)
Net income (loss) by geographic area	$(57,516)	$(6,882)	$124	$(5,505)	$(5)	$(346)	$—	$(70,130)

For the Year Ended December 31, 2020:
Revenues by geographic area	$5,935	$5,270	$1,089	$1,029	$87	$—	$(4,113)	$9,297
Operating income (loss) by geographic area	$(22,727)	$(434)	$188	$(686)	$(136)	$—	$1	$(23,794)
Net income (loss) by geographic area	$(28,276)	$(283)	$161	$(680)	$(137)	$—	$1	$(29,214)

As of December 31, 2021:
Identifiable assets by geographic area	$216,338	$7,191	$675	$20,238	$283	$69	$(88,121)	$156,673
Long lived assets by geographic area	$27,773	$5,864	$181	$4,624	$2	$4	$—	$38,448
Goodwill by geographic area	$5,914	$480	$—	$1,278	$—	$—	$—	$7,672

As of December 31, 2020:
Identifiable assets by geographic area	$61,469	$9,652	$661	$19,379	$212	$—	$(32,362)	$59,011
Long lived assets by geographic area	$7,756	$6,775	$280	$4,610	$25	$—	$—	$19,446
Goodwill by geographic area	$522	$2,135	$—	$3,931	$—	$—	$—	$6,588

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Note 31 - Related Party Transactions
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
All sums advanced by the Company to the Maturity Date (as defined below) pursuant to the terms of the Note Purchase Agreement will become part of the aggregate Loan Amount underlying the Secured Note. All outstanding principal amounts and accrued unpaid interest owing under the Secured Note shall become immediately due and payable on the earlier to occur of (i) 24 month anniversary of the date the Secured Note is issued (the “Maturity Date”), (ii) at such date when declared due and payable by the Company upon the occurrence of an Event of Default (as defined in the Secured Note), or (iii) at any such earlier date as set forth in the Secured Note. All accrued unpaid interest shall be payable in cash. On February 4, 2019, April 2, 2019, and May 22, 2019, the Secured Note was amended to increase the Principal Amount from $3 million to $5 million, $5 million to $8 million and $8 million to $10 million, respectively. On March 1, 2020, the Company extended the maturity date of the Secured Note to December 31, 2022. In addition, the Secured Note was amended to increase the default interest rate from 18% to 21% or the maximum rate allowable by law and to require a cash payment to the Company by Sysorex against the Loan Amount in an amount equal to no less than 6% of the aggregate gross proceeds raised following the completion of any financing, or series of related financings, in which Sysorex raises aggregate gross proceeds of at least $5.0 million.
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
During the three months ended March 31, 2020 an additional 117,000 was advanced under the Secured Note and the Company was entitled to an additional 251,806 of interest in accordance with the terms of the Note, but did not accrue due to the uncertainty of repayment. An additional $1 million of the principal balance under the Secured Note was assigned to Systat on March 19, 2021, as the final portion of the total consideration due in connection with the license.

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

As of April 14, 2021 , the Sysorex Note Purchase Agreement was settled, see Sysorex Securities Settlement Agreement below.
Sysorex Receivable
On February 20, 2019, the Company, Sysorex and Atlas Technology Group, LLC (“Atlas”) entered into a settlement agreement resulting in a net award of $941,796 whereby Atlas agreed to accept an aggregate of 16,655 shares of freely-tradable common stock of the Company in full satisfaction of the award. The Company and Sysorex each agreed pursuant to the terms and conditions of that certain Separation and Distribution Agreement, dated August 7, 2018, as amended, that 50% of the costs and liabilities related to the arbitration action would be shared by each party following the Spin-off. As a result, Sysorex owes the Company $0.6 million for the settlement plus the interest accrued during the fiscal year ended December 31, 2020 of $0.1 million.. The total owed to the Company for this settlement as of December 31, 2021 and 2020 was $0 and $0.6 million, respectively. The Company established a full valuation allowance against this balance as of December 31, 2020.
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

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Inpixon Canada Promissory Note
As of December 31, 2021, Inpixon Canada owed the Company $16.8 million. This note is recorded as a current note receivable on the Company books, however, it is eliminated in the consolidated financial statements.
Cardinal Health Ventures Investment
Nadir Ali, our Chief Executive Officer and director, is also a member in CVH through 3AM, which may, in certain circumstances, be entitled to manage the affairs of CVH. Mr. Ali’s relationship may create conflicts of interest between Mr. Ali’s obligations to our company and its shareholders and his economic interests and possible fiduciary obligations in CVH through 3AM. For example, Mr. Ali may be in a position to influence or manage the affairs of CVH in a manner that may be viewed as contrary to the best interests of either the Company or CVH and their respective stakeholders. (See Note 17).
Consulting Services
Kareem Irfan, a director of the Company, is providing consulting services to the Company in support of strategic initiatives for which he receives compensation of $10,000 a month under a consulting agreement effective through April 30, 2022 unless terminated earlier under the provisions of the agreement.

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
Note 32 - Leases
The Company has operating leases for administrative offices in the United States (California), Canada, India, United Kingdom and Germany.

The Company terminated the lease in Ratingen, Germany in January 2021. The Company entered into two new operating leases for its administrative offices in Ratingen, Germany, both from February 1, 2021 through January 1, 2023. The monthly lease rate is approximately $2,843 and $1,144 per month.

As part of the acquisition of IntraNav on December 9, 2021. the Company acquired right-of-use assets and lease liabilities related to an operating lease for an office space (the IntraNav office) located in Frankfurt, Germany. This lease expires on January 6, 2025 and the current lease rate is approximately $9,753 per month.
The Company has no other operating or financing leases with terms greater than 12 months.
Right-of-use assets is summarized below (in thousands):

	As of December 31, 2021	As of December 31, 2020
Palo Alto, CA Office	$631	$630
Encino, CA Office	—	194
Hyderabad, India Office	359	365
Coquitlam, Canada Office	97	96
Westminster, Canada Office	10	10
Toronto, Canada Office	949	949
Ratingen, Germany Office	90	18
Berlin, Germany Office	536	583
Slough, United Kingdom Office	34	34
Frankfurt, Germany Office	312	—
Less accumulated amortization	(1,282)	(802)
Right-of-use asset, net	$1,736	$2,077
Lease expense for operating leases recorded in the balance sheet is included in operating costs and expenses and is based on the future minimum lease payments recognized on a straight-line basis over the term of the lease plus any variable lease costs. Operating lease expenses, inclusive of short-term and variable lease expenses, recognized in our consolidated statement of income for the period ended December 31, 2021 and 2020 was $1.2 million and $5.4 million, respectively.
During the years ended December 31, 2021 and 2020 , the Company recorded $0.7 million each year as rent expense to the right-of-use assets.
Lease liability is summarized below (in thousands):

	As of December 31, 2021	As of December 31, 2020
Total lease liability	$1,751	$2,104
Less: short term portion	(643)	(647)
Long term portion	$1,108	$1,457

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
Note 32 - Leases (continued)
Maturity analysis under the lease agreement is as follows (in thousands):

Year ending December 31, 2022	$733
Year ending December 31, 2023	471
Year ending December 31, 2024	378
Year ending December 31, 2025	258
Year ending December 31, 2026	103
Total	$1,943
Less: Present value discount	(192)
Lease liability	$1,751
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the date of adoption of Topic 842. As of December 31, 2021, the weighted average remaining lease term is 3.35 and the weighted average discount rate used to determine the operating lease liabilities was 8.0%.
Note 33 - Commitments and Contingencies
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
Compliance with Nasdaq Continued Listing Requirement
On October 25, 2021, we received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of our common stock (“Common Stock”) for the prior 30 consecutive business days beginning on September 13, 2021, and ending on October 22, 2021, the Company no longer met the requirement to maintain a minimum bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5550(a)(2).
In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided a period of 180 calendar days, or until April 25, 2022, in which to regain compliance. In order to regain compliance with the minimum bid price requirement, the closing bid price of our Common Stock must be at least $1.00 per share for a minimum of ten consecutive business days during this 180-day period. In the event that we do not regain compliance within this 180-day period, we may be eligible to seek an additional compliance period of 180 calendar days if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and provide written notice to Nasdaq of our intent to cure the deficiency during this second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq will provide us with notice that our Common Stock will be subject to delisting.

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
Note 34 - Correction of Previously Issued Financial Statements

The Company follows ASC Topic 250, Accounting Changes and Error Corrections, when accounting for accounting changes and errors in previously issued financial statements. The former is a change in accounting principle, a change in accounting estimates or a change in reporting entity. The latter is an error in recognition, measurement, presentation, or disclosure in financial statements resulting from mathematical mistakes, mistakes in the application of generally accepted accounting principles, or oversight or misuse of facts that existed at the time the financial statements were prepared.

Subsequent to the issuance of the Company’s consolidated and combined financial statements as of September 30, 2021 and 2020 (the “previously issued financial statements”), new information became available to management which required a re-evaluation of the Company’s historical application of ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC Topic 260, Earnings per Share (“ASC 260”) and concluded a accretion discount of the Series 7 preferred shares should have recorded been as a reduction to the Company’s Net Loss Attributable to Common Stockholders. The error also impacted the company’s Net Loss Per Share- Basic and Diluted calculation. Management evaluated the quantitative and qualitative impact of this accounting error and concluded it was not material to the Company’s previously issued financial statements. Notwithstanding this conclusion, management has revised the accompanying consolidated financial statements and related disclosures included herein to correct this accounting error for all periods presented, as well as the accompanying footnotes affected by the accounting error, which include additional disclosure or corresponding revisions to the Consolidated Statements. The correction of this accounting error had no effect on the Company’s previously reported revenues and operating loss.

The following tables summarize the effect of correcting this accounting error on the Company’s previously issued financial statements:

Consolidated Statement of Operations Information
	For the Three Months Ended September 30, 2021			For the Nine Months Ended September 30, 2021
	As Previously Issued	Adjustment	Corrected	As Previously Issued	Adjustment	Corrected
Net loss attributable to Stockholders of Inpixon	$(33,640)	$—	$(33,640)	$(31,438)	$—	$(31,438)
Accretion of Series 7 preferred stock	$—	$(2,962)	$(2,962)	$—	$(2,962)	$(2,962)
Net Loss Attributable to Common Stockholders	$(33,640)	$(2,962)	$(36,602)	$(31,438)	$(2,962)	$(34,400)
Net Loss Per Share - Basic and Diluted	$(0.29)	$(0.02)	$(0.31)	$(0.31)	$(0.03)	$(0.34)

Note 35 - Subsequent Events
On January 8, 2022 the Company granted 9,945,000 stock options to employees, consultants and directors of the Company. These options are 100% vested at grant or vest over 12 or 48 months, have a life of 10 years and an exercise price of $0.53 per share.
On January 28, 2022, the Company entered into an Exchange Agreement with the holder of certain existing warrants of the Company which were exercisable for an aggregate of 49,305,088 shares of the Company’s common stock. Pursuant to the Exchange Agreement, the Company has agreed to issue to the Warrant Holder an aggregate of 13,811,407 shares of common stock and rights to receive an aggregate of 3,938,424 shares of common stock in exchange for the existing warrants.
On February 1, 2022, the Company entered into an exchange agreement (the “Exchange Agreement”) with the holder of that certain outstanding unsecured promissory note, issued on March 18, 2020 in an aggregate initial principal amount of $6,465,000 (the “Original Note”), pursuant to which the Company and the holder agreed to: (i) partition a new promissory note in the form of the Original Note equal to $500,000 and then cause the outstanding balance of the Original Note to be reduced by

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018
$500,000; and (ii) exchange the partitioned note for the delivery of 1,191,611 shares of the Company’s Common Stock, at an effective price per share equal to $0.4196.
On February 18, 2022, the Company entered into an exchange agreement (the “Exchange Agreement”) with the holder of that certain outstanding unsecured promissory note, issued on March 18, 2020 in an aggregate initial principal amount of $6,465,000 (the “Original Note”), pursuant to which the Company and the holder agreed to: (i) partition a new promissory note in the form of the Original Note equal to $350,000 and then cause the outstanding balance of the Original Note to be reduced by $350,000; and (ii) exchange the partitioned note for the delivery of 966,317 shares of the Company’s Common Stock, at an effective price per share equal to $0.3622.
On February 19, 2022, 960,106 shares of common stock issued in connection with restricted stock grants were forfeited for employee taxes.
On March 3, 2022, we entered into a Second Amendment to the CXApp Stock Purchase Agreement with the Sellers' Representative, pursuant to which the parties agreed that withholding taxes payable by the Sellers, as applicable, in connection with the issuance of the Earnout Shares would be offset up to the aggregate amount payable to such Seller by the Company from the Holdback Amount and the Holdback Amount would be reduced by an equal amount. On March 3, 2022, the Company issued 10,873,886 shares of Common Stock to the Sellers in connection with the satisfaction of the Earnout Payment.

Through March 15, 2022, the Company received notice of cash redemption from several holders of Series 7 Convertible Preferred Stock issued September 13, 2021 (as disclosed in Note 23). The redemption period per the purchase agreement begins on March 15, 2022 and ends on June 14, 2022. As of March 15, 2022, redemption notices totaling 33,000 preferred shares have been received for aggregate cash required to be paid of approximately $33.0 million. In addition, in accordance with the purchase agreement, upon redemption of the preferred stock, each holder will forfeit 75% of the common stock warrants that were issued. Therefore, as of the date of this filing, 33,000 shares of Series 7 Convertible Preferred Stock have been redeemed and 19,800,000 warrants have been forfeited.
On March 15, 2022, the Company entered into an exchange agreement (the “Exchange Agreement”) with the holder of that certain outstanding unsecured promissory note, issued on March 18, 2020 in an aggregate initial principal amount of $6,465,000 (the “Original Note”), pursuant to which the Company and the holder agreed to: (i) partition a new promissory note in the form of the Original Note equal to $650,000 and then cause the outstanding balance of the Original Note to be reduced by $650,000; and (ii) exchange the partitioned note for the delivery of 2,152,317 shares of the Company’s Common Stock, at an effective price per share equal to $0.3020.
Effective as of March 16, 2022, we entered into a third amendment (the “Third Amendment”) to the Original Note. Pursuant to the terms of the Third Amendment, the maturity date of the Original Note was extended from March 18, 2022 to March 18, 2023 (the “Maturity Date Extension”). In exchange for the Maturity Date Extension, we agreed to pay a 2% extension fee in the amount of $56,860.09 (the “Extension Fee”), which was added to the outstanding balance of the Original Note. Following the application of the Extension Fee, as of March 16, 2022, the outstanding balance of the Original Note was $2,900,654.45.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
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
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of December 31, 2021, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of the last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B: OTHER INFORMATION

Beginning on March 15, 2022 through June 14, 2022, pursuant to the terms of a Securities Purchase Agreement, dated September 13, 2021 (as further described under the header "Recent Events" in Item 7 of this annual report), each holder of our Series 7 Preferred Stock may require us to redeem all or part of the shares then held by such holder in cash for the Redemption Amount, provided that in connection with certain events of default described in the Certificate of Designation, the Redemption Amount may be increased to 110% of the Stated Value plus all accrued but unpaid dividends thereon and all liquidated damages and other costs, expenses, or amounts due in respect of such shares. If we fail to pay the full Redemption Amount timely, we will be obligated to pay interest thereon at a rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law, accruing daily from the due date until the redemption amount and all interest thereon are paid in full. In the event a holder of Series 7 Preferred Stock elects to exercise its right of redemption, warrants for 75% of the underlying warrant shares issued to such holder in connection with the purchase agreement pursuant to which the shares of Series 7 Preferred Stock were issued will be forfeited. The aggregate Redemption Amount that we may be required to pay is equal to $49.25 million. As of the date of this filing, we received redemption notices in an aggregate amount equal to $33 million and have redeemed of 33,000 shares of Series 7 Preferred Stock and forfeiture of 19,800,000 corresponding warrants.

Effective as of March 16, 2022, we entered into a third amendment (the “Third Amendment”) to the Original Note. Pursuant to the terms of the Third Amendment, the maturity date of the Original Note was extended from March 18, 2022 to March 18, 2023 (the “Maturity Date Extension”). In exchange for the Maturity Date Extension, we agreed to pay a 2% extension fee in the amount of $56,860.09 (the “Extension Fee”), which was added to the outstanding balance of the Original Note. Following the application of the Extension Fee, as of March 16, 2022, the outstanding balance of the Original Note was $2,900,654.45.

The foregoing description of the Third Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Third Amendment, a copy of which is filed as Exhibit 10.40 to this Current Report on Form 8-K, and is incorporated herein by reference.

The information provided in Item 9B of this annual report is intended to satisfy the disclosure requirements of Items Items 1.01, 2.03 and 2.04 of Form 8-K to the extent required by such items.

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth the names and ages of all of our current directors and executive officers. Our officers are appointed by, and serve at the pleasure of, the Company’s Board of Directors (referred to herein as the “Board”) and/or our Chief Executive Officer.

Name	Age	Position
Nadir Ali	53	Chief Executive Officer and Director
Soumya Das	49	Chief Operating Officer
Wendy Loundermon	51	Chief Financial Officer and Secretary of Inpixon and Secretary of Inpixon Canada, Inc. and Director
Leonard Oppenheim	75	Director
Kareem Irfan	61	Director
Tanveer Khader	53	Director

Nadir Ali

Mr. Ali has served as our Chief Executive Officer and as a member of our Board since September 2011. As the Chief Executive Officer of Inpixon, Mr. Ali is responsible for establishing the vision, strategy and the operational aspects of Inpixon. Mr. Ali works with the Inpixon executive team to deliver both operational and strategic leadership and has over 20 years of experience in the consulting and high-tech industries. From November 2015 until the completion of the Spin-off in August 2018, Mr. Ali served as the Chief Executive Officer of Sysorex Inc. (OTCQB: SYSX) and continued to serve on its board of directors until May 2021. Mr. Ali is also the Managing Director of 3AM LLC, a company that advises and invests in certain asset classes including real estate and other asset classes since April 26, 2011. Mr. Ali also serves in the capacities set forth below for each of our following direct and indirect subsidiaries (a) director of Inpixon India Limited since April 1, 2005 (b) director and President of Inpixon Canada, Inc., since January 1, 2020, (c) Managing Director of Inpixon GmbH since May 8, 2020, (d) Managing Director of Inpixon GmbH since May 8, 2020, (e) Managing Director of Inpixon Limited since May 13, 2020, (f) Managing Director of Nanotron Technologies GmbH since October 6, 2020 (g) Chief Executive Officer and a director of Design Reactor, Inc. since April 30, 2021, (h) director of Game Your Game, Inc. since April 9, 2021, (i) director of Active Mind Technology Ltd. and (j) Managing Director of IntraNav GmbH.
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
Soumya Das

Mr. Das has served as our Chief Operating Officer since February 2018 and served as our Chief Marketing Officer from November 2016 until March 2021. Prior to joining Inpixon, from November 2013 until January 2016, Mr. Das was the Chief Marketing Officer of Identiv, a security technology company. From January 2012 until October 2013, Mr. Das was the Chief Marketing Officer of SecureAuth, a provider of multi-factor authentication, single sign-on, adaptive authentication and self-services tools for different applications. Mr. Das also Prior to joining SecureAuth, Mr. Das was the Vice President, Marketing and Strategy of CrownPeak, a provider of web content management solutions, from April 2010 until January 2012. Mr. Das has also served as a member of the board of Museum on Mile since January 4, 2019. Mr. Das earned an MBA from Richmond College, London, United Kingdom, and Bachelor of Business Management from Andhra University in India.
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
Kareem M. Irfan

Mr. Irfan has served as a member of our Board since July 2014. Mr. Irfan has been Chicago-based CEO (Global Businesses) since 2013 of Cranes Software International Limited (Cranes), a group of multinational corporations providing IT, Big-Data Analytics, Business Intelligence & Tech-Education services. Mr. Irfan previously served as Chief Strategy Officer for Cranes; a General Counsel for Schneider Electric (a Paris-based global leader in energy management) from 2005 to 2011; a Chief Counsel for Square D (US), and practiced IP law at two international. law firms in the US. He also advises global corporate, NGOs, NPOs and ed-institutions on M&A strategies, CSG/SRI, strategic sustainability & governance, inter-faith bridge-building, diversity/cultural sensitivity, international collaborations, and industry-oriented management/Leadership programs. Mr. Irfan is a graduate of DePaul University College of Law, holds a MS in Computer Engineering from the University of Illinois, and a BS in Electronics Engineering from Bangalore University. Mr. Irfan’s extensive experience in advising information technology companies, managing corporate governance and regulatory management policies, including over 30 years as a business strategist and over fifteen years of executive management leadership give him strong qualifications and skills to serve as a director of our Company.
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
Our Board held 9 meetings during 2021 and acted through 11 written consents. No member of our Board attended fewer than 75% of the aggregate of (i) the total number of meetings of the Board (held during the period for which he or she was a director) and (ii) the total number of meetings held by all committees of the Board on which such director served (held during the period that such director served). Members of our Board are invited and encouraged to attend our annual meeting of stockholders.
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
Committees of our Board
The Board has three standing committees: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee.
Audit Committee
The Audit Committee consists of Leonard Oppenheim, Tanveer Khader, and Kareem Irfan, all of whom are “independent” as defined under section 5605(a)(2) of the Nasdaq Listing Rules. Mr. Oppenheim is the Chairman of the Audit Committee. In addition, the Board has determined that Leonard Oppenheim qualifies as an “audit committee financial expert” as defined in the rules of the SEC. The Audit Committee operates pursuant to a charter, which can be viewed on our website at http://www.inpixon.com (under “Investors”). The Audit Committee met 4 times during 2021. All members attended more than 75% of such committee meetings. The role of the Audit Committee is to:
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
Compensation Committee
The Compensation Committee consists of Kareem Irfan, Leonard Oppenheim and Tanveer Khader, all of whom are “independent” as defined in section 5605(a)(2) of the Nasdaq Listing Rules. Mr. Irfan is the Chairman of the Compensation

Committee. The Compensation Committee met 2 times during 2021. All members attended 75% or more of such committee meetings. The role of the Compensation Committee is to:
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
Nominating and Corporate Governance Committee
The Nominating and Corporate Governance Committee, or the “Governance Committee,” consists of Tanveer Khader, Leonard Oppenheim and Kareem Irfan, all of whom are “independent” as defined in section 5605(a)(2) of the Nasdaq Listing Rules. Mr. Khader is the Chairman of the Governance Committee. The Nominating and Corporate Governance Committee did not meet in person during 2021 and acted by written consent one time during 2021. The role of the Governance Committee is to:
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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)		Option Awards ($)(1)		All Other Compensation ($)		Total ($)
Nadir Ali,	2021	$280,000	$215,000	$2,745,000	(1)	$523,500	(1)	$312,157	(3)	$4,075,657
Chief Executive Officer	2020	$280,000	$175,000	$—	(1)	$336,000	(1)	$239,999	(3)	$1,030,999

Soumya Das	2021	$312,000	$292,800	$1,372,500	(1)	$209,400	(1)	$12,000	(2)	$2,198,700
Chief Operating Officer	2020	$290,625	$48,950	$—	(1)	$168,000	(1)	$136,728	(4)	$644,303

Wendy Loundermon	2021	$280,000	$110,000	$1,372,500	(1)	261,750	(1)	$24,232	(5)	$2,048,482
Chief Financial Officer	2020	$250,000	$80,000	$—	(1)	$168,000	(1)	$8,413	(5)	$506,413
(1)The fair value of employee restricted stock and option grants are estimated on the date of grant using the Black-Scholes option pricing model with key weighted average assumptions, expected stock volatility and risk free interest rates based on US Treasury rates from the applicable periods. The fair value of each share underlying the restricted stock awards was $1.83.
(2)Automobile allowance.
(3)Accrued vacation paid as compensation, automobile allowance and housing allowance.
(4)Commission and automobile allowance.
(5)Accrued vacation paid as compensation.
Outstanding Equity Awards at Fiscal Year-End
Other than as set forth below, there were no outstanding unexercised options, unvested stock, and/or equity incentive plan awards issued to our Named Executive Officers as of December 31, 2021.

		Option Awards							Stock Awards
Name	Grant Date	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares of restricted stock #		Market value of shares of restricted stock ($)
Nadir Ali	12/21/2012	1	(1)	0		0	225,642.96	12/21/2022	0		0
	08/14/2013	1	(1)	0		0	1,952,678.70	08/14/2023	0		0
	04/17/2015	2	(2)	0		0	1,677,857.22	04/17/2025	0		0
	05/17/2018	312	(1)	0		0	570.60	05/17/2028	0		0
	01/25/2019	11112	(3)	—		0	101.70	01/25/2029	0		0
	05/10/2019	11112	(3)	—		0	33.75	05/10/2029	0		0
	05/08/2020	833,333	(4)	166,667	(4)	0	1.10	05/08/2030	0		0
	02/19/2021	0		0		0	0		1,500,000	(6)	$2,745,000
	08/16/2021	208,333	(5)	1,291,667	(5)	0	1.03	08/16/2031	0		0

Soumya Das	02/03/2017	1		—		0	188,035.74	02/03/2027	0		0
	05/17/2018	188	(1)	0		0	570.60	05/17/2028	0		0
	01/25/2019	6668	(3)	—		0	101.70	01/25/2029	0		0
	05/10/2019	6668	(3)	—		0	33.75	05/10/2029	0		0
	05/08/2020	416,666	(4)	83,334	(4)	0	1.10	05/08/2030	0		0
	02/19/2021	0		0		0	0		750,000	(7)	$1,372,500
	08/16/2021	83,333	(5)	516,667	(5)	0	1.03	08/16/2031	0		0

Wendy Loundermon	12/21/2012	1	(1)	0		0	225,643.05	12/21/2022	0		0
	11/18/2013	1	(1)	0		0	1,851,428.70	11/18/2023	0		0
	05/09/2014	1	(1)	0		0	3,507,589.35	05/09/2024	0		0
	08/05/2015	1	(2)	0		0	1,265,625.00	08/05/2025	0		0
	02/25/2016	1		—		0	376,071.30	02/25/2026	0		0
	07/20/2016	1		—		0	339,910.65	07/20/2026	0		0
	05/17/2018	219	(1)	0		0	570.60	05/17/2028	0		0
	01/25/2019	7779	(3)	648	(3)	0	101.70	01/25/2029	0		0
	05/10/2019	7779	(3)	2592	(3)	0	33.75	05/10/2029	0		0
	05/08/2020	416,666	(4)	83,334	(4)	0	1.10	05/08/2030	0		0
	02/19/2021	0		0		0	0		750,000	(7)	$1,372,500
	08/16/2021	104,166	(5)	645,834	(5)	0	1.03	08/16/2031	0		0
(1)This option is 100% vested.
(2)This option vests 1/48th per month.
(3)This option vests 1/12th per month.
(4)This option vests 1/24th per month.
(5)This option vests 1/36th per month.
(6)750,000 shares of restricted stock were unvested as of December 31, 2021
(7)375,000 shares of restricted stock were unvested as of December 31, 2021
Employment Agreements and Arrangements
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
Soumya Das

On November 4, 2016, and effective as of November 7, 2016, Mr. Das entered into an employment agreement to serve as Chief Marketing Officer of the Company. On February 2, 2018, he was promoted to Chief Operating Officer. In accordance with the terms of the agreement, Mr. Das will receive a base salary of $250,000 per annum. In addition, Mr. Das will receive a bonus up to $75,000 annually, provided that he completes the required tasks before their deadlines, and the tasks, their deadlines and the amount of corresponding bonuses shall be determined by the Company and the CEO. The agreement was effective for an initial term of twenty-four (24) months and was automatically renewed for one additional twelve (12) month period. The Company may terminate the services of Mr. Das with or without “just cause,” (as defined). If the Company terminates Mr. Das’ employment without just cause, or if Mr. Das resigns within twenty-four (24) months following a change of control (as defined) and as a result of a material diminution of his position or compensation, Mr. Das will receive (1) his base salary at the then current rate and levels for one (1) month if Mr. Das has been employed by the Company for at least six (6) months but not more than twelve (12) months as of the date of termination or resignation, for three (3) months if Mr. Das has been employed by the Company more than twelve (12) but not more than twenty-four (24) months as of the date of termination or resignation, or for six (6) months if Mr. Das has been employed by the Company for more than twenty-four (24) months as of the date of resignation or termination; (2) 50% of the value of any accrued but unpaid bonus that Mr. Das otherwise would have received; (3) the value of any accrued but unpaid vacation time; and (4) any unreimbursed business expenses and travel expenses that are reimbursable under the agreement. If the Company terminates Mr. Das’ employment with just cause, Mr. Das will receive only the portion of his base salary and accrued but unused vacation pay that has been earned through the date of termination. On August 31, 2018, the Company amended Mr. Das’ employment agreement to make the following changes to his compensation effective May 14, 2018: (1) increase in base salary to $275,000 per year, (2) have up to $50,000 in MBO’s annually, (3) commissions equal to 2% of recognized revenue associated with the IPA product line paid quarterly and subject to the Company policies in connection with commissions payable and (4) provide a transportation allowance of $1,000 per month. On May 10, 2019, the Company amended Mr. Das’ commission plan to include a 1% commission on recognized revenue associated with the Shoom product line paid quarterly and subject to Company commission plan policies. Mr. Das’s salary was increased to $275,000 effective May 31, 2018 and $312,000 effective January 1, 2021, Effective January 1, 2021, any entitlement to commissions payable to Mr. Das was superseded by adjusting his annual bonus target up to a maximum of $300,000 subject to the achievement of certain milestones, with tasks, deadlines and amounts determined by the Chief Executive Officer. Effective as of March 2021, Mr. Das resigned from his position as Chief Marketing Officer.
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

Loundermon’s salary was increased to $228,500 effective April 1, 2017, $250,000 effective March 1, 2018, $280,000 effective January 2021 and $300,000 effective January 2022.
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
Amount of Shares of Common Stock. The number of shares of our common stock currently available for issuance under the 2018 Plan is 43,000,000, which number is automatically increased on the first day of each quarter through October 1, 2028, by a number of shares of common stock equal to the least of (i) 3,000,000 shares, (ii) twenty percent (20%) of the outstanding shares of common stock on the last day of the immediately preceding calendar quarter, or (iii) such number of shares that may be determined by the Board. The amount of shares available for issuance is not adjusted in connection with a change in the outstanding shares of common stock by reason of stock dividends, stock splits, reverse stock splits, recapitalizations, mergers, consolidations, combinations or exchanges of shares, separations, reorganizations or liquidations; provided; however, that in no event will the Company issue more than 120,000,000 shares of common stock under the 2018 Plan, including the maximum amount of shares of common stock that may be added to the 2018 Plan in accordance with the automatic quarterly increases.
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
The 2011 Plan is intended to encourage ownership of common stock by our employees and directors and certain of our consultants in order to attract and retain such people, to induce them to work for the benefit of us and to provide additional incentive for them to promote our success. The 2011 Plan terminated in accordance with its terms on August 31, 2021 and no new awards will be issued under the 2011 Plan.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information as of December 31, 2021 regarding the shares of our common stock to be issued upon exercise of outstanding options or available for issuance under equity compensation plans and other compensation arrangements that were (i) adopted by our security holders and (ii) were not approved by our security holders.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)		Weighted-average exercise price of outstanding (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders	18,882,302	(1)	$1.38	16,935,079	(2)
Equity compensation plans not approved by security holders	1	(3)	$1,952,678.70	—
Total	18,882,303		$6.41	16,935,079
(1)Represents 73 shares of common stock that may be issued pursuant to outstanding stock options granted under the 2011 Plan and 18,882,229 shares of common stock that may be issued pursuant to outstanding stock options granted under the 2018 Plan.
(2)Represents — shares of common stock available for future issuance in connection with equity award grants under the 2011 Plan and 16,935,079 shares of common stock available for future issuance in connection with equity award grants under the 2018 Plan.
(3)Represents shares of common stock issuable upon the exercise of stock options granted to Nadir Ali on August 14, 2013 outside of the 2011 Plan and the 2018 Plan.
Director Compensation
The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Directors in the year ended December 31, 2021 except Nadir Ali and Wendy Loundermon, whose aggregate compensation information has been disclosed above.

Name	Fees Earned or paid in cash ($)	Stock awards ($)	Option awards ($) (1)	Non-equity Incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)		Total ($)
Leonard Oppenheim	$56,500	—	$59,820	—	—	$—		$116,320
Kareem Irfan	$54,000	—	$59,820	—	—	$80,000	(2)	$193,820
Tanveer Khader	$47,500	—	$59,820	—	—	$—		$107,320
(1) The fair value of the director option grants are estimated on the date of grant using the Black-Scholes option pricing model with key weighted average assumptions, expected stock volatility and risk free interest rates based on US Treasury rates from the applicable periods.
(2) Represents amounts paid in connection with the terms of a consulting agreement pursuant to which Mr. Irfan is providing advisory services in support of strategic initiatives for which he receives compensation of $10,000 a month.
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

During the year ended December 31, 2021, the Board of Directors awarded the independent directors an aggregate of 140,000 non-qualified stock options. The independent directors did not receive any restricted stock awards during the year ended December 31, 2021.
ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information as of March 3, 2022, regarding the beneficial ownership of our common stock by the following persons:
•our Named Executive Officers;
•each director;
•all of our executive officers and directors as a group; and
•each person or entity who, to our knowledge, owns more than 5% of our common stock.
Except as indicated in the footnotes to the following table, subject to applicable community property laws, each stockholder named in the table has sole voting and investment power. Unless otherwise indicated, the address for each stockholder listed is c/o Inpixon, 2479 E. Bayshore Road, Suite 195, Palo Alto, California 94303. Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of March 3, 2022, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding the options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder. The information provided in the following table is based on our records, information filed with the SEC, and information furnished by our stockholders.

Name of Beneficial Owner	Amount and nature of beneficial ownership		Percent of Class(1)
Named Executive Officers and Directors
Nadir Ali	2,921,016	(2)	1.9%
Leonard Oppenheim	200,450	(3)	*
Kareem Irfan	200,449	(4)	*
Tanveer Khader	200,452	(5)	*
Soumya Das	1,273,746	(6)	*
Wendy Loundermon	1,462,530	(7)	*
All executive officers and directors as a group (6 persons)	6,258,643	(8)	4.0%
More than 5% Beneficial Owner
Hudson Bay Master Fund Ltd.	15,148,820	(9)	9.2%
Armistice Capital Master Fund Ltd.	15,200,000	(10)	9.2%
Altium Growth Fund, LP	9,600,000	(11)	6.0%
Leon Papkoff	9,545,646	(12)	6.0%
*Represents beneficial ownership of less than 1%.
(1)Based on 150,324,038 shares outstanding as of March 3, 2022.
(2)Includes (i) 1,023,474 shares of common stock held of record by Nadir Ali, (ii) 1,897,540 shares of common stock issuable upon exercise of options exercisable within 60 days of March 3, 2022, (iii) 1 shares of common stock held of record by Lubna Qureishi, Mr. Ali’s wife, and (iv) 1 shares of common stock held of record by the Qureishi Ali Grandchildren Trust, of which Mr. Ali is the joint-trustee (with his wife Lubna Qureishi) of the Qureishi Ali Grandchildren Trust and has shared voting and investment control over the shares held. Excludes an additional 2,625,000 shares of common stock underlying options that are not exercisable within 60 days of March 3, 2022.
(3)Includes (i) 2 shares of common stock held of record by Mr. Oppenheim, and (ii) 200,448 shares of common stock issuable upon exercise of options exercisable within 60 days of March 3, 2022.
(4)Includes (i) 1 shares of common stock held of record by Mr. Irfan and (ii) 200,448 shares of common stock issuable upon exercise of options exercisable within 60 days of March 3, 2022.
(5)Includes (i) 3 shares of common stock owned directly by SyHolding Corp., (ii) 1 shares of common stock held of record by Mr. Khader and (iii) 200,448 shares of common stock issuable upon exercise of options exercisable within 60 days of March 3, 2022. Tanveer Khader holds the power to vote and dispose of the SyHolding Corp. shares.
(6)Includes (i) 360,222 shares of common stock held of record by Mr. Das, (ii) 913,524 shares of common stock issuable upon exercise of options exercisable within 60 days of March 3, 2022. Excludes an additional 1,200,001 shares of common stock underlying options that are not exercisable within 60 days of March 3, 2022.
(7)Includes (i) 509,248 shares of common stock held of record by Ms. Loundermon and (ii) 953,282 shares of common stock issuable upon exercise of options exercisable within 60 days of March 3, 2022. Excludes an additional 1,312,502 shares of common stock underlying options that are not exercisable within 60 days of March 3, 2022.
(8)Includes (i) 1,892,949 shares of common stock held directly, or by spouse or relative, (ii) 4 shares of common stock held of record by entities, and (iii) 4,365,690 shares of common stock issuable upon exercise of options exercisable within 60 days of March 3, 2022.
(9)Based on information available to us, Hudson Bay Master Fund Ltd. beneficially owns 15,148,820 shares of Common Stock, consisting of 5,600,000 shares of common stock issuable upon conversion of 7,000 shares of Series 7 Preferred Stock, 5,600,000 shares issuable upon exercise of warrants to purchase common stock and 3,938,424 shares of common stock issuable upon the exercise of outstanding rights. Hudson Bay Capital Management LP serves as the investment manager to Hudson Bay Master Fund Ltd., in whose name the securities are held. As such, the investment manager may be deemed to be the beneficial owner of the securities held by Hudson Bay Master Fund Ltd. Mr. Gerber serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of the Investment Manager. Mr. Gerber disclaims beneficial ownership of these securities. The address of the principal business office of each of Hudson Bay Master Fund Ltd., Hudson Bay Capital Management LP and Mr. Gerber is 28 Havemeyer Place, 2nd Floor, Greenwich, Connecticut 06830.
(10)Based on information available to us, Armistice Capital Master Fund Ltd. (the "Master Fund") beneficially owns 15,200,000 shares of Common Stock, consisting of 7,600,000 shares of common stock issuable upon conversion of 9,500 shares of Series 7 Preferred Stock and 7,600,000 shares issuable upon exercise of warrants to purchase common stock. Armistice Capital, LLC (“Armistice Capital”) is the investment manager of the Master Fund, the direct holder of the securities and pursuant to an Investment Management Agreement, Armistice Capital exercises voting and investment power over these securities held by the Master Fund and thus may be deemed to beneficially own these securities. Mr. Steven Boyd, as the managing member of Armistice Capital, may be deemed to beneficially own the securities held by the Master Fund. The Master Fund specifically disclaims beneficial ownership of these securities directly held by it by virtue of its inability to vote or dispose of such securities as a result of its Investment Management Agreement with Armistice Capital. The address of the principal business office of each of the Master Fund, Armistice Capital and Mr. Boyd is 510 Madison Avenue, 7th Floor, New York, New York 100220.
(11)Based on information available to us, Altium Growth Fund, LP (the "Fund") beneficially owns 9,600,000 shares of Common Stock, consisting of 4,800,000 shares of common stock issuable upon conversion of 6,000 shares of Series 7 Preferred Stock and 4,800,000 shares issuable upon exercise of warrants to purchase common stock. Altium Capital Management, LP is the investment adviser of the Fund, the direct holder of the securities, and may be deemed to beneficially own securities, owned by, the Fund. Altium Growth GP, LLC is the general partner of, and may be deemed to beneficially own securities owned by, the Fund. The address of the principal business office of each of Altium Growth Fund LP, Altium Capital Management, LLC and Altium Growth GP, LLC is 152 West 57th Street, FL 20, New York, NY 10019
(12)Based on information available to us, Mr. Papkoff owns 4,042,328 shares of common stock and 5,503,318 shares of common stock that have been earned and are issuable as earnout shares in connection with our acquisition of The CXApp.
ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Review, Approval or Ratification of Transactions with Related Persons.
The Board reviews issues involving potential conflicts of interest, and reviews and approves all related party transactions, including those required to be disclosed as a “related party” transaction under applicable federal securities laws. The Board has not adopted any specific procedures for conducting reviews of potential conflicts of interest and considers each transaction in light of the specific facts and circumstances presented. However, to the extent a potential related party transaction is presented to the Board, the Company expects that the Board would become fully informed regarding the potential transaction and the interests of the related party, and would have the opportunity to deliberate outside of the presence of the related party. The Company expects that the Board would only approve a related party transaction that was in the best interests of the Company, and further would seek to ensure that any completed related party transaction was on terms no less favorable to the Company than could be obtained in a transaction with an unaffiliated third party. Other than as described below, no transaction requiring disclosure under applicable federal securities laws occurred during fiscal year 2021 that was submitted to the Board for approval as a “related party” transaction.
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
For the period from January 1, 2020, through the date of this report (the “Reporting Period”), described below are certain transactions or series of transactions between us and certain related persons.
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

All sums advanced by the Company to the Maturity Date (as defined below) pursuant to the terms of the Note Purchase Agreement will become part of the aggregate Loan Amount underlying the Secured Note. All outstanding principal amounts and accrued unpaid interest owing under the Secured Note shall become immediately due and payable on the earlier to occur of (i) 24 month anniversary of the date the Secured Note is issued (the “Maturity Date”), (ii) at such date when declared due and payable by the Company upon the occurrence of an Event of Default (as defined in the Secured Note), or (iii) at any such earlier date as set forth in the Secured Note. All accrued unpaid interest shall be payable in cash. On February 4, 2019, the Secured Note was amended to increase the maximum principal amount that may be outstanding at any time under the Secured Note from $3 million to $5 million. On April 2, 2019, the Secured Note was amended to increase the maximum principal amount that may be outstanding at any time under the Secured Note from $5 million to $8 million. On May 22, 2019, the Secured Note was amended to increase the maximum principal amount that may be outstanding at any time under the Secured Note from $8 million to $10 million. The largest aggregate principal amount owed by Sysorex to the Company during the Reporting Period was approximately $10 million, the amount of principal paid during the Reporting Period was approximately $1.8 million and the interest paid during the Reporting Period was $0. The amount owed by Sysorex to the Company as of December 31, 2021 was approximately $7.7 million. These amounts exclude $275,000 of additional interest that the Company is contractually entitled to accrue from October 1, 2019 through December 31, 2019 and approximately $1.1 million of additional interest from January 1, 2020 through December 31, 2020 in accordance with the terms of the Sysorex Note, but did not accrue due to the uncertainty of repayment. The Secured Note has been classified as “held for sale” and the Company, with the assistance of a third-party valuation firm, estimated the fair value of such using Sysorex financial projections, a discounted cash flow model and a 12.3% discount rate. As a result, the Company established a full valuation allowance as of December 31, 2021. We are required to periodically re-evaluate the carrying value of the note and the related valuation allowance based on various factors, including, but not limited to, Sysorex’s performance and collectability of the note. Sysorex’s performance against those financial projections will directly impact future assessments of the fair value of the note. On March 1, 2020, the Company amended the Secured Note to extend the maturity date of the Secured Note to December 31, 2022, to increase the default interest rate from 18% to 21% or the maximum rate allowable by law and to require a cash payment to the Company by Sysorex against the Loan Amount in an amount equal to no less than 6% of the aggregate gross proceeds raised following the completion of any financing, or series of related financings, in which Sysorex raised aggregate gross proceeds of at least $5 million.

Sysorex Receivable
On February 20, 2019, the Company, Sysorex and Atlas Technology Group, LLC (“Atlas”) entered into a settlement agreement resulting in a net award of $941,796 whereby Atlas agreed to accept an aggregate of 16,655 shares of freely-tradable common stock of the Company in full satisfaction of the award (the "Atlas Settlement Agreement"). The Company and Sysorex each agreed pursuant to the terms and conditions of that certain Separation and Distribution Agreement, dated August 7, 2018, as amended, that 50% of the costs and liabilities related to the arbitration action would be shared by each party following the Spin-off. As a result, Sysorex owed the Company $648,183 as of December 31, 2020 for the settlement plus the interest accrued during the fiscal year ended December 31, 2021 of $31,824.
Sysorex Settlement
On April 14, 2021, the Company entered into a Securities Settlement Agreement (the “SSA”) and a Rights Letter Agreement (the “RLA”), each with Sysorex, whereby Sysorex agreed to satisfy in full its outstanding debt, in the aggregate amount of $9,088,175.97 as of March 31, 2021, owed to us under that certain secured promissory note, originally dated

December 31, 2018, as amended from time to time, and in connection with the Atlas Debt Settlement. To effect the Debt Settlement, Sysorex agreed to issue to us (i) pursuant to the terms of the SSA, 12,972,189 shares of its common stock, $0.00001 par value per share, and (ii) rights to acquire 3,000,000 additional shares of its common stock pursuant to the terms of the RLA. The Debt Settlement was entered into in connection with Sysorex’s closing of a reverse triangular merger with TTM Digital Assets & Technologies, Inc.
In connection with the Debt Settlement, the Company also entered into a Registration Rights Agreement, dated as of April 14, 2021 (the “RRA”), with Sysorex and certain other shareholders of Sysorex (the “Holders”). Pursuant to the terms of the RRA, Sysorex was required, subject to certain limitations, to register the resale of the shares of common stock held by the Company, with the U.S. Securities and Exchange Commission (the “SEC”), 90 days following April 14, 2021.

Also, under the RRA, if Sysorex determines to prepare and file with the SEC a registration statement relating to an offering of any of its equity securities, for its own account or the account of others, then the Company will have the right, subject to certain limitations, to require Sysorex to include in such registration statement all or any part of the shares of common stock held by it.

Nadir Ali, Chief Executive Officer and member of the Board, was a member of the board of directors of Sysorex until his resignation on May 14, 2021. Nadir Ali entered into a consulting agreement with Sysorex, pursuant to which he agreed to provide certain business services specified in the agreement for the benefit of Sysorex in exchange for shares of Sysorex’s common stock.
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
ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES
Set forth below are approximate fees for services rendered by Marcum LLP, our independent registered public accounting firm, for the fiscal years ended December 31, 2021 and 2020.

	2021	2020
Audit Fees(1)	$332,039	$355,024
Audit Related Fees	$174,343	$—
Tax Fees	$—	$—
All Other Fees	$—	$—
(1)Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.
Audit Fees. The “Audit Fees” are the aggregate fees of Marcum attributable to professional services rendered in 2021 and 2020 for the audit of our annual financial statements, for review of financial statements included in our quarterly reports on Form 10-Q or for services that are normally provided by Marcum in connection with statutory and regulatory filings or engagements for that fiscal year. These fees include fees billed for professional services rendered by Marcum for the review of registration statements or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.
Audit-Related Fees. Marcum billed us for professional services that were reasonably related to the performance of the audit or review of financial statements in 2021 and 2020, which are not included under Audit Fees above including the filing of our registration statements, including our Registration Statement on Form S-3. This amount also includes audit fees related to acquisitions.
Tax Fees. Marcum did not perform any tax advice or planning services in 2021 or 2020.
All Other Fees. Marcum did not perform any services for us or charge any fees other than the services described above in 2021 and 2020.
Pre-approval Policies and Procedures
The Audit Committee is required to review and approve in advance the retention of the independent auditors for the performance of all audit and lawfully permitted non-audit services and the fees for such services. The Audit Committee may delegate to one or more of its members the authority to grant pre-approvals for the performance of non-audit services, and any such Audit Committee member who pre-approves a non-audit service must report the pre-approval to the full Audit Committee at its next scheduled meeting. The Audit Committee is required to periodically notify the Board of their approvals. The required pre-approval policies and procedures were complied with during 2021.

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

INPIXON

Date: March 16, 2022	By:	/s/ Nadir Ali
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Nadir Ali	Chief Executive Officer and Director	March 16, 2022
Nadir Ali	(Principal Executive Officer)

/s/ Wendy Loundermon	Chief Financial Officer and Director	March 16, 2022
Wendy Loundermon	(Principal Financial and Accounting Officer)

/s/ Leonard A. Oppenheim	Director	March 16, 2022
Leonard A. Oppenheim

/s/ Kareem Irfan	Director	March 16, 2022
Kareem Irfan

/s/ Tanveer Khader	Director	March 16, 2022
Tanveer Khader

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger dated August 31, 2013 by and among Sysorex Global Holdings Corp., Sysorex Merger Sub, Inc., Shoom, Inc. and the Shareholder Representative.	S-1	333-191648	2.4	October 9, 2013

2.2	Agreement and Plan of Merger dated as of December 20, 2013, by and among Sysorex Global Holdings Corp., AirPatrol Corporation, AirPatrol Acquisition Corp. I, AirPatrol Acquisition Corp. II, and Shareholders Representative Services LLC.	S-1/A	333-191648	2.6	January 21, 2014

2.3	Amendment No. 1 to Agreement and Plan of Merger dated February 28, 2014 with AirPatrol Corporation.	S-1/A	333-191648	2.7	March 13, 2014

2.4	Amendment No. 2 to Agreement and Plan of Merger dated April 18, 2014 with AirPatrol Corporation.	8-K	001-36404	2.8	April 24, 2014

2.5	Waiver and Amendment No. 3 to Agreement and Plan of Merger dated May 30, 2014 with AirPatrol Corporation.	S-1	333-198502	12.9	August 29, 2014

2.6†	Asset Purchase Agreement, dated as of April 24, 2015, between Sysorex Global Holdings Corp., LightMiner Systems, Inc. and Chris Baskett.	8-K	001-36404	2.1	April 30, 2015

2.7	Separation and Distribution Agreement, dated August 7, 2018 between Inpixon and Sysorex, Inc.	10-Q	001-36404	2.1	August 13, 2018

2.8	Amendment No. 1 to Separation and Distribution Agreement dated August 31, 2018 between Inpixon and Sysorex, Inc.	8-K	001-36404	10.5	September 4, 2018

2.9†	Share Purchase Agreement, dated May 21, 2019, by and among Inpixon, Inpixon Canada, Inc., Locality Systems Inc., Kirk Moir, in his capacity as the Sellers’ Representative, the Sellers and Garibaldi Capital Advisors Ltd.	8-K	001-36404	2.1	May 22, 2019

2.10†	Asset Purchase Agreement, dated June 27, 2019, by and between Inpixon and GTX Corp.	8-K	001-36404	2.1	July 1, 2019

2.11†	Share Purchase Agreement, dated July 9, 2019, by and among Inpixon, Inpixon Canada, Inc., Jibestream Inc., the Vendors, and Chris Wiegand, in his capacity as the Vendors’ Representative.	8-K	001-36404	2.1	July 11, 2019

2.12†	Amendment to Share Purchase Agreement, dated as of August 8, 2019, by and among Inpixon, Inpixon Canada, Inc., Jibestream Inc., the Vendors, and Chris Wiegand, in his capacity as the Vendors’ Representative.	8-K	001-36404	2.1	August 9, 2019

2.13	The Second Amendment to the Share Purchase Agreement, dated August 15, 2019, by and among Inpixon, Inpixon Canada, Inc., Jibestream Inc, and Chris Wiegand, in his capacity as the Vendors’ representative.	8-K	001-36404	2.1	August 19, 2019

2.14†	Asset Purchase Agreement, dated as of August 19, 2020, by and among Inpixon, Ten Degrees Inc., Ten Degrees International Limited, mCube International Limited and mCube, Inc.	8-K	001-36404	2.1	August 20, 2020

2.15†	Share Sale and Purchase Agreement, dated as of October 5, 2020, among Inpixon GmbH, Sensera Limited and Nanotron Technologies GmbH.	8-K	001-36404	2.1	October 5, 2020

2.16	Amendment to the Share Sale and Purchase Agreement, dated as of February 24, 2021, among Inpixon GmbH, Sensera Limited and Nanotron Technologies GmbH.	8-K	001-36404	2.1	February 26, 2021

2.17†	Stock Purchase Agreement, dated as of March 25, 2021, among Inpixon, Game Your Game, Inc., Rick Clemmer, and Martin Manniche.	10-K	001-36404	2.23	March 31, 2021

2.18†	Stock Purchase Agreement, dated as of April 30, 2021, among Inpixon, Design Reactor, Inc., dba The CXApp, the sellers set forth on the signature page thereto and each other person who owns outstanding capital stock of The CXApp and executes a Joinder to Stock Purchase Agreement, and Leon Papkoff, as Sellers’ Representative	8-K	001-36404	2.1	May 6, 2021

2.19†	Share Sale and Purchase Agreement, dated as of December 8, 2021, between Nanotron Technologies GmbH and the Shareholders of IntraNav GmbH.	8-K	001-36404	2.1	December 13, 2021

2.20	Amendment to Stock Purchase Agreement, dated as of December 30, 2021, by and between Inpixon and Leon Papkoff, in his capacity as the Sellers’ Representative.	8-K	001-36404	2.1	December 30, 2021

2.21	Second Amendment to Stock Purchase Agreement, dated as of March 3, 2022, by and between Inpixon and Leon Papkoff, in his capacity as Sellers' Representative	8-K	001-36404	2.1	March 9, 2022

3.1	Restated Articles of Incorporation.	S-1	333-190574	3.1	August 12, 2013

3.2	Certificate of Amendment to Articles of Incorporation (Increase Authorized Shares).	S-1	333-218173	3.2	May 22, 2017

3.3	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	April 10, 2014

3.4	Articles of Merger (renamed Sysorex Global).	8-K	001-36404	3.1	December 18, 2015

3.5	Articles of Merger (renamed Inpixon).	8-K	001-36404	3.1	March 1, 2017

3.6	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.2	March 1, 2017

3.7	Certificate of Amendment to Articles of Incorporation (authorized share increase).	8-K	001-36404	3.1	February 5, 2018

3.8	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	February 6, 2018

3.9	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	November 1, 2018

3.10	Certificate of Amendment to Articles of Incorporation, effective as of January 7, 2020 (Reverse Split).	8-K	001-36404	3.1	January 7, 2020

3.11	Certificate of Amendment to the Articles of Incorporation increasing the number of authorized shares of Common Stock from 250,000,000 to 2,000,000,000 filed with the Secretary of State of the State of Nevada on November 18, 2021	8-K	001-36404	3.1	November 19, 2021

3.12	Bylaws, as amended.	S-1	333-190574	3.2	August 12, 2013

3.13	Bylaws Amendment	8-K	001-36404	3.2	September 13, 2021

4.1	Specimen Stock Certificate of the Company.	S-1	333-190574	4.1	August 12, 2013

4.2	Form of Certificate of Designation of Preferences, Rights and Limitations of Series 4 Convertible Preferred Stock.	8-K	001-36404	3.1	April 24, 2018

4.3	Certificate of Designation of Series 5 Convertible Preferred Stock, dated as of January 14, 2019.	8-K	001-36404	3.1	January 15, 2019

4.4	Promissory Note, dated as of December 21, 2018.	8-K	001-36404	4.1	December 31, 2018

4.5	Form of Warrant Agency Agreement	S-1/A	333-218173	4.7	June 23, 2017

4.6	Form of Additional Warrant	8-K	001-36404	4.1	August 9, 2017

4.7	Form of Warrant	8-K	001-36404	4.1	January 9, 2018

4.8	Form of Warrant	8-K	001-36404	4.1	February 16, 2018

4.9	Form of Warrant	8-K	001-36404	4.1	April 24, 2018

4.10	Form of Warrant	8-K	001-36404	4.1	January 15, 2019

4.11	Form of Warrant Agency Agreement	8-K	001-36404	4.2	January 15, 2019

4.12	Promissory Note, dated as of May 3, 2019	8-K	001-36404	4.1	May 3, 2019

4.13	Promissory Note, dated as of June 27, 2019.	8-K	001-36404	4.1	June 27, 2019

4.14	Form of Series A warrants.	8-K	001-36404	4.2	August 14, 2019

4.15	Series 6 Preferred Certificate of Designation, effective as of August 13, 2019.	8-K	001-36404	4.1	August 14, 2019

4.16	Description of Registrant’s Securities					X

4.17	Promissory Note, dated as of March 18, 2020.	8-K	001-36404	4.1	March 20, 2020

4.18	Form of Warrant	8-K	001-36404	4.1	September 13, 2021

4.19	Series 7 Convertible Preferred Stock Certificate of Designation, filed with the Secretary of State of the State of Nevada and effective September 13, 2021	8-K	001-36404	3.1	September 15, 2021

10.1+	Amended and Restated 2011 Employee Stock Incentive Plan.	S-8	333-195655	10.22	May 2, 2014

10.2+	Form of Incentive Stock Option Agreement.	8-K	001-36404	10.9	October 27, 2014

10.3+	Form of Non-Qualified Stock Option Agreement.	8-K	001-36404	10.5	October 27, 2014

10.4+	Form of Restricted Stock Award Agreement.	8-K	001-36404	10.6	October 27, 2014

10.5+	2018 Employee Stock Incentive Plan, as amended.	S-8	333-234458	99.1	November 1, 2019

10.6+	2018 Employee Stock Incentive Plan Form of Incentive Stock Option Agreement.	10-K	001-36404	10.8	March 31, 2021

10.7+	2018 Employee Stock Incentive Plan Form of Non-Qualified Stock Option Agreement.	10-K	001-36404	10.7	March 31, 2021

10.8+	2018 Employee Stock Incentive Plan Form of Restricted Stock Award Agreement.	10-K	001-36404	10.6	10-K	March 31, 2021

10.9+	Director Services Agreement with Leonard A. Oppenheim dated October 21, 2014.	8-K	001-36404	10.1		October 27, 2014

10.10+	Waiver and Amendment No. 1 to Board of Directors Services Agreement with Leonard A. Oppenheim dated February 4, 2019.	10-K	001-36404	10.9		March 28, 2019

10.11+	Director Services Agreement with Kareem M. Irfan dated October 21, 2014.	8-K	001-36404	10.3		October 27, 2014

10.12+	Waiver and Amendment No. 1 to Board of Directors Services Agreement with Kareem M. Irfan dated February 4, 2019.	10-K	001-36404	10.11		March 28, 2019

10.13+	Director Services Agreement with Tanveer A. Khader dated October 21, 2014.	8-K	001-36404	10.4		October 27, 2014

10.14+	Waiver and Amendment No. 1 to Board of Directors Services Agreement with Tanveer A. Khader dated February 4, 2019.	10-K	001-36404	10.13		March 28, 2019

10.15+	Amended and Restated Employment Agreement by and between the Company and Nadir Ali	10-Q	001-36404	10.14		May 15, 2018

10.16+	Employment Agreement, effective as of October 1, 2014, between Wendy Loundermon and the Company.	8-K	001-36404	10.8		October 27, 2014

10.17+	Employment Agreement dated November 4, 2016, by and between Sysorex USA and Soumya Das.	10-K	001-36404	10.51		April 17, 2017

10.18+	Amendment to Employment Agreement dated August 31, 2018 among Inpixon, Sysorex, Inc. and Soumya Das	8-K	001-36404	10.8	September 4, 2018

10.19+	Waiver and Amendment No. 1 to Board of Directors Services Agreement with Leonard A. Oppenheim dated February 4, 2019.	10-K	001-36404	10.9	March 28, 2019

10.20+	Waiver and Amendment No. 1 to Board of Directors Services Agreement with Kareem M. Irfan dated February 4, 2019.	10-K	001-36404	10.11	March 28, 2019

10.21+	Waiver and Amendment No. 1 to Board of Directors Services Agreement with Tanveer A. Khader dated February 4, 2019.	10-K	001-36404	10.13	March 28, 2019

10.22	Second Amendment Agreement, dated as of April 2, 2019, between Inpixon and Sysorex, Inc.	8-K	001-36404	10.1	April 5, 2019

10.23†	Patent Assignment and License-Back Agreement, dated June 27, 2019, by and between Inpixon and GTX Corp.	8-K	001-36404	10.1	July 1, 2019

10.24†	Patent License Agreement, dated June 27, 2019, by and between Inpixon and Inventergy.	8-K	001-36404	10.4	July 1, 2019

10.25†	Patent License Agreement, dated June 27, 2019, by and between Inpixon and GTX Corp.	8-K	001-36404	10.2	July 1, 2019

10.27	Note Purchase Agreement, dated as of March 18, 2020.	8-K	001-36404	10.1	March 20, 2020

10.28†	Exclusive Software License and Distribution Agreement, dated as of June 19, 2020, by and among Inpixon, Cranes Software International Ltd., and Systat Software, Inc.	8-K	001-36404	10.1	June 22, 2020

10.29	Amendment and Waiver to Exclusive Software License & Distribution Agreement, dated as of June 30, 2020, by and among Inpixon, Cranes Software International Ltd., and Systat Software, Inc.	8-K	001-36404	10.1	July 2, 2020

10.30+	Amendment No. 4 to Inpixon 2018 Employee Stock Incentive Plan.	10-Q	001-36404	10.7	August 14, 2020

10.31	Form of Amended and Restated Limited Liability Company Agreement of Cardinal Venture Holdings LLC.	8-K	001-36404	10.2	October 5, 2020

10.32	Amendment #2 to Promissory Note, dated as of March 17, 2021, by and between Inpixon and Iliad Research and Trading, L.P.	8-K	001-36404	10.1	March 19, 2021

10.33	Securities Settlement Agreement, dated as of April 14, 2021, by and between Sysorex, Inc. and Inpixon.	8-K	001-36404	10.1	April 14, 2021

10.34	Right to Shares Letter Agreement, dated as of April 14, 2021, by and between Sysorex, Inc. and Inpixon.	8-K	001-36404	10.2	April 14, 2021

10.35	Form of Registration Rights Agreement, dated as of April 14, 2021 by and among Sysorex, Inc. and the parties to the Securities Subscription Agreement and certain other parties.	8-K	001-36404	10.3	April 14, 2021

10.36#	Stockholders’ Agreement, dated as of April 9, 2021, among Inpixon, Game Your Game, Inc. and the Minority Stockholders.	8-K	001-36404	10.4	April 14, 2021

10.37+	Consulting Agreement, effective as of May 1, 2021, by and between Inpixon and Kareem M. Irfan.					X

10.38+	Amendment to the Inpixon 2018 Employee Stock Incentive Plan	8-K	001-36404	10.1	November 19, 2021

10.39	Exchange Agreement, dated January 28, 2022, by and between Inpixon and the Warrant Holder	8-K	001-36404	10.1	January 28, 2022

10.40	Amendment #3 to Promissory Note, dated as of March 16, 2022, by and between Inpixon and Iliad Research and Trading, L.P.					X

21.1	List of Subsidiaries of the Company.					X

23.1	Consent of Marcum LLP.					X

24.1	Power of Attorney (included on signature page).					X

31.1
Certification of the Company’s Principal Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021.Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021.
X

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021.
X

32.1##	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instant Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	X

+	Indicates a management contract or compensatory plan.
†	Exhibits, schedules and similar attachments have been omitted pursuant to Item 601 of Regulation S-K and the registrant undertakes to furnish supplemental copies of any of the omitted exhibits and schedules upon request by the SEC.
#	Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[****]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.
##	This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.