Form 10-Q
period 2022-03-31
INPIXON
filed 2022-05-16
CIK 1529113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001	152,476,355
(Class)	Outstanding at May 12, 2022

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
•general economic conditions and events and the impact they may have on us and our potential customers, including, but not limited to supply chain challenges, increased costs for materials and labor and other impacts resulting from COVID-19 and the Russia/Ukraine conflict;
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

The results for the period ended March 31, 2022 are not necessarily indicative of the results of operations for the full year. These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our audited consolidated financial statements for the fiscal years December 31, 2021 and 2020 included in the annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2022.

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and par value data)

	As of March 31, 2022	As of December 31, 2021
	(Unaudited)	(Audited)
Assets

Current Assets
Cash and cash equivalents	$60,852	$52,480
Accounts receivable, net of allowances of $272 and $272, respectively	3,454	3,218
Notes and other receivables	284	321
Inventory, net of reserve of $438 and $438, respectively	1,766	1,976
Short-term investments	15,035	43,125
Prepaid expenses and other current assets	8,474	4,842

Total Current Assets	89,865	105,962

Property and equipment, net	1,412	1,442
Operating lease right-of-use asset, net	1,558	1,736
Software development costs, net	1,688	1,792
Investments in equity securities	335	1,838
Long-term investments	2,500	2,500
Intangible assets, net	32,002	33,478
Goodwill	7,656	7,672
Other assets	209	253

Total Assets	$137,225	$156,673
The accompanying notes are an integral part of these financial statements

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except number of shares and par value data)

	As of March 31, 2022	As of December 31, 2020
	(Unaudited)	(Audited)
Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$1,066	$2,414
Accrued liabilities	3,863	10,665
Operating lease obligation, current	619	643
Deferred revenue	4,133	4,805
Short-term debt	2,411	3,490
Acquisition liability	3,436	5,114

Total Current Liabilities	15,528	27,131

Long Term Liabilities
Operating lease obligation, noncurrent	982	1,108
Other liabilities, noncurrent	28	28
Acquisition liability, noncurrent	110	220

Total Liabilities	16,648	28,487

Commitments and Contingencies

Mezzanine Equity
Series 7 Convertible Preferred Stock - 58,750 shares authorized; zero and 49,250 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.	—	44,695
Series 8 Convertible Preferred Stock- 53,197.7234 shares authorized; 53,197.7234 and zero issued and outstanding as of March 31, 2022 and December 31, 2021, respectively. (Liquidation preference of $53,197,723)	43,173	—

Stockholders’ Equity
Preferred Stock -$0.001 par value; 5,000,000 shares authorized
Series 4 Convertible Preferred Stock - 10,415 shares authorized; 1 issued, and 1 outstanding as of March 31, 2022 and December 31, 2021	—	—
Series 5 Convertible Preferred Stock - 12,000 shares authorized; 126 issued, and 126 outstanding as of March 31, 2022 and December 31, 2021	—	—
Common Stock - $0.001 par value; 2,000,000,000 shares authorized; 152,476,356 and 124,440,924 issued and 152,476,355 and 124,440,923 outstanding as of March 31, 2022 and December 31, 2021, respectively.	152	124
Additional paid-in capital	338,183	332,639
Treasury stock, at cost, 1 share	(695)	(695)
Accumulated other comprehensive (loss) income	(58)	44
Accumulated deficit	(261,535)	(250,309)

Stockholders’ Equity Attributable to Inpixon	76,047	81,803

Non-controlling Interest	1,357	1,688

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except number of shares and par value data)

Total Stockholders’ Equity	77,404	83,491

Total Liabilities, Mezzanine Equity and Stockholders’ Equity	$137,225	$156,673
The accompanying notes are an integral part of these financial statements

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Three Months Ended March 31,
	2022	2021
	(Unaudited)
Revenues	$5,231	$2,954

Cost of Revenues	1,386	884

Gross Profit	3,845	2,070

Operating Expenses
Research and development	4,085	2,708
Sales and marketing	2,276	1,639
General and administrative	6,105	9,171
Acquisition-related costs	121	470
Amortization of intangibles	1,322	502

Total Operating Expenses	13,909	14,490

Loss from Operations	(10,064)	$(12,420)

Other Income (Expense)
Interest income (expense), net	2	(349)
Loss on exchange of debt for equity	—	(30)
Provision for valuation allowance on related party loan - held for sale	—	(117)
Other income	108	386
Unrealized loss on equity securities	(1,503)	—
Total Other Income (Expense)	(1,393)	(110)

Net Loss, before tax	(11,457)	(12,530)
Income tax provision	(100)	(9)
Net Loss	(11,557)	$(12,539)

Net (Loss) Income Attributable to Non-controlling Interest	(346)	18

Net Loss Attributable to Stockholders of Inpixon	(11,211)	(12,557)
Accretion of Series 7 Preferred Stock	(4,555)	—
Accretion of Series 8 Preferred Stock	(548)	—
Deemed dividend for the modification related to Series 8 Preferred Stock	(2,627)	—
Deemed contribution for the modification related to Warrants issued in connection with Series 8 Preferred Stock	1,469	—
Amortization premium- modification related to Series 8 Preferred Stock	110	—
Net Loss Attributable to Common Stockholders	$(17,362)	$(12,557)

Net Loss Per Share - Basic and Diluted	$(0.13)	$(0.16)

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

Weighted Average Shares Outstanding
Basic and Diluted	138,502,493	78,942,697
The accompanying notes are an integral part of these financial statements

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	For the Three Months Ended March 31,
	2022	2021
	(Unaudited)
Net Loss	$(11,557)	$(12,539)
Unrealized foreign exchange loss from cumulative translation adjustments	(102)	(671)

Comprehensive Loss	$(11,659)	$(13,210)
The accompanying notes are an integral part of these financial statements

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands, except per share data)

	Series 7 Preferred Stock		Series 8 Preferred Stock		Series 4 Convertible Preferred Stock		Series 5 Convertible Preferred Stock		Common Stock		Additional Paid-In Capital		Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount			Shares	Amount
Balance - January 1, 2022	49,250	$44,695	—	$—	1	$—	126	$—	124,440,924	$124	$332,639		(1)	$(695)	$44	$(250,309)	$1,688	$83,491
Common shares issued for extinguishment of debt	—	—	—	—	—	—	—	—	4,310,245	4	1,496		—	—	—	—	—	$1,500
Stock options and restricted stock awards granted to employees for services	—	—	—	—	—	—	—	—	—	—	1,533		—	—	—	—	—	$1,533
Series 7 Preferred redeemed for cash	(49,250)	(49,250)	—	—	—	—	—	—	—	—	—	[1]	—	—	—	—	—	$—
Series 8 Preferred stock issued for cash	—	—	53,197.7234	41,577	—	—	—	—	—	—	5,329		—	—	—	—	—	$5,329
Accretion Discount- Series 7 Preferred Shares	—	4,555	—	—	—	—	—	—	—	—	(4,555)		—	—	—	—	—	$(4,555)
Accretion Discount- Series 8 Preferred Shares	—	—	—	548	—	—	—	—	—	—	(548)		—	—	—	—	—	$(548)
Deemed dividend for the modification related to Series 8 Preferred Stock	—	—	—	2,627	—	—	—	—	—	—	(2,627)		—	—	—	—	—	(2,627)
Deemed contribution for the modification related to Warrants issued in connection with Series 8 Preferred Stock	—	—	—	(1,469)	—	—	—	—	—	—	1,469		—	—	—	—	—	1,469
Amortization Premium- modification related to Series 8 embedded warrants	—	—	—	(110)	—	—	—	—	—	—	110		—	—	—	—	—	110
Restricted stock grants withheld for taxes	—	—	—	—	—	—	—	—	(960,106)	(1)	(335)		—	—	—	—	—	$(336)
Common shares issued for CXApp earnout	—	—	—	—	—	—	—	—	10,873,886	11	3,686		—	—	—	—	—	$3,697
Common shares issued for exchange of warrants	—	—	—	—	—	—	—	—	13,811,407	14	(14)		—	—	—	—	—	$—
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—		—	—	(102)	(15)	15	$(102)
Net loss	—	—	—	—	—	—	—	—	—	—	—		—	—	—	(11,211)	(346)	$(11,557)
Balance - March 31, 2022	—	$—	53,197.7234	$43,173	1	$—	126	$—	152,476,356	$152	$338,183		(1)	$(695)	$(58)	$(261,535)	$1,357	$77,404

The accompanying notes are an integral part of these financial statements
1

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands, except per share data)

	Series 7 Preferred Stock		Series 4 Convertible Preferred Stock		Series 5 Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance - January 1, 2021	—	—	1	$—	126	$—	53,178,462	$53	$225,613	(1)	$(695)	$660	$(180,992)	$41	$44,680
Common shares issued for registered direct offering	—	—	—	—	—	—	15,800,000	16	74,058	—	—	—	—	—	74,074
Common shares issued for extinguishment of debt	—	—	—	—	—	—	893,921	1	1,499	—	—	—	—	—	1,500
Common shares issued for cashless stock options exercised	—	—	—	—	—	—	4,977	—	—	—	—	—	—	—	—
Common shares issued for net proceeds from warrants exercised	—	—	—	—	—	—	31,505,088	32	3,747	—	—	—	—	—	3,779
Stock options granted to employees and consultants for services	—	—	—	—	—	—	—	—	5,096	—	—	—	—	—	5,096
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(671)	—	—	(671)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(12,557)	18	(12,539)

Balance - March 31, 2021	—	—	1	$—	126	$—	101,382,448	$102	$310,013	(1)	$(695)	$(11)	$(193,549)	$59	$115,919

The accompanying notes are an integral part of these financial statements

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Three Months Ended March 31,
	2022	2021
Cash Flows Used in Operating Activities	(Unaudited)

Net loss	$(11,557)	$(12,539)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	317	293
Amortization of intangible assets	1,489	650
Amortization of right of use asset	169	181
Stock based compensation	1,533	5,096
Earnout payment expense	(2,827)	—
Loss on exchange of debt for equity	—	30
Amortization of debt discount	—	224
Related party note, gain on foreign currency transaction	—	(363)
Unrealized gain on note	(167)	—
Provision for valuation allowance for held for sale loan	—	117
Income tax expense	—	9
Unrealized loss on equity securities	1,503	—
Other	146	—

Changes in operating assets and liabilities:
Accounts receivable and other receivables	(239)	426
Inventory	181	(279)
Prepaid expenses and other current assets	(3,607)	135
Other assets	41	(227)
Accounts payable	(1,345)	480
Accrued liabilities	(109)	421
Income tax liabilities	(40)	—
Deferred revenue	(666)	(235)
Operating lease obligation	(141)	(176)
Other liabilities	—	96

Net Cash Used in Operating Activities	(15,319)	(5,661)

Cash Flows Used in Investing Activities
Purchase of property and equipment	(81)	(109)
Purchases of capitalized software	(107)	(253)
Investments in short term investments	—	(42,059)
Sales of treasury bills	28,001	—
Purchase of Systat licensing agreement	—	(900)
Net Cash Provided By (Used in) Investing Activities	27,813	(43,321)

Cash From Financing Activities
Net proceeds from issuance of preferred stock and warrants	46,906	—
Net proceeds from issuance of common stock and warrants	—	77,853

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

Cash paid for redemption of preferred stock series 7	(49,250)	—
Restricted stock forfeiture for settlement of employee taxes	(336)	—
Loans to related party	—	(117)
Net proceeds from promissory notes	364	—
Repayment of CXApp acquisition liability	(1,787)	—
Repayment of acquisition liability to Locality shareholders	—	(467)
Net Cash (Used In) Provided By Financing Activities	(4,103)	77,269

Effect of Foreign Exchange Rate on Changes on Cash	(19)	(10)

Net Increase in Cash and Cash Equivalents	8,372	28,277

Cash and Cash Equivalents - Beginning of period	52,480	17,996

Cash and Cash Equivalents - End of period	$60,852	$46,273

Supplemental Disclosure of cash flow information:
Cash paid for:
Interest	$1	$—
Income Taxes	$100	$—

Non-cash investing and financing activities
Common shares issued for extinguishment of debt	$1,500	$1,500
Common shares issued for CXApp Earnout Payment	$3,697	$—
Common shares issued in exchange for warrants	$14	$—
The accompanying notes are an integral part of these financial statements

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
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

We report financial results for three segments: Indoor Intelligence, Shoom and SAVES. For Indoor Intelligence, we generate revenue from sales of hardware, software licenses and professional services. For Shoom and SAVES, we generate revenue from the sale of software licenses.

Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC") . Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results for the three months ended March 31, 2022 are not necessarily indicative of the results for the full year ending December 31, 2022. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the years ended December 31, 2021 and 2020 included in the annual report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 16, 2022.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
Note 3 - Summary of Significant Accounting Policies
The Company's complete accounting policies are described in Note 2 to the Company's audited consolidated financial statements and notes for the years ended December 31, 2021 and 2020.
Liquidity
As of March 31, 2022, the Company has a working capital surplus of approximately $74.3 million, cash of approximately $60.9 million and short term investments of $15.0 million. For the three months ended March 31, 2022, the Company had a net loss of approximately $11.6 million.
On March 22, 2022, the Company entered into a Securities Purchase Agreement with certain institutional investors named therein, pursuant to which the Company sold in a registered direct offering (i) 53,197.7234 shares of Series 8 Convertible Preferred Stock and (ii) related warrants to purchase up to an aggregate of 112,778,720 shares of common stock. Each share of Series 8 Convertible Preferred Stock and the related warrants were sold at a subscription amount of $940, representing an original issue discount of 6% of the stated value of each share of Series 8 Convertible Preferred Stock for an aggregate subscription amount of $50.0 million. The net proceeds to the Company from this offering was $46.9 million after placement agent commissions and other offering costs. See further breakdown in Note 12 - Capital Raises.
Risks and Uncertainties
The Company cannot assure you that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. In order to continue our operations, we have supplemented the revenues we earned with proceeds from the sale of our equity and debt securities and proceeds from loans and bank credit lines. While the impact of the COVID-19 pandemic is generally subsiding, the lasting impact on our business and results of operations continues to remain uncertain. While we were able to continue operations remotely throughout the pandemic, we have experienced supply chain cost increases and constraints and delays in the receipt of certain components of our hardware products impacting delivery times for our products. In addition, to the extent that certain customers continue to be challenged by the lasting effects of the pandemic, we have and may continue to see an impact in the demand of certain products and delays in certain projects and customer orders. Despite these challenges, we were able to realize growth in revenue for the first quarter of 2022 when compared to the same period of 2021 as a result of an increase in sales associated with our indoor intelligence platform including the CXApp and Intranav acquisitions completed in April and December 2021, respectively.

We anticipate that certain global events, such as the continued impact of the pandemic, the recent military conflict between Russia and Ukraine, and inflation on our customers and partners in regions throughout the world. We expect that supply chain interruptions and constraints, and increased costs on parts, materials and labor may continue to be a challenge for our business. The impact that these global events will have on general economic conditions is continuously evolving and the ultimate that they will have on our results of operations continues to remain uncertain and there are no assurances that we will be able to continue to experience the same growth or not be materially adversely effected.
The Company's recurring losses and utilization of cash in its operations are indicators of going concern however with the Company's current liquidity position, the Company believes it has the ability to mitigate such concerns for a period of at least one year from the date these financial statements are issued.
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
•the valuation of the Company’s common stock issued in transactions, including acquisitions;

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
Note 3 - Summary of Significant Accounting Policies (continued)
•the allowance for credit losses;
•the valuation of loans receivable;
•the valuation of equity securities;
•the valuation allowance for deferred tax assets; and
•impairment of long-lived assets and goodwill.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
Note 3 - Summary of Significant Accounting Policies (continued)
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
Our short-term investments are considered available for use in current operations, are classified as available-for-sale securities. Available for sale securities are carried at fair value, with an unrealized gains and losses included in the Other income (expense) line of the Condensed Consolidated Statements of Operations. The Company recorded unrealized losses of approximately $89,000 and $2,000 for the three months ended March 31, 2022 and 2021, respectively.
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
Investment in equity securities- fair value
Investment securities—fair value consist primarily of investments in equity securities and are carried at fair value in accordance with Accounting Standards Codification ("ASC") 321, Investments-Equity Securities (“ASC 321”). These securities are marked to market based on the respective publicly quoted market prices of the equity securities adjusted for liquidity. These securities transactions are recorded on a trade date basis. Any unrealized appreciation or depreciation on investment securities is reported in the Condensed Consolidated Statement of Operations within Unrealized Loss on Equity Securities. The Unrealized loss on equity securities for the three months ended March 31, 2022 and 2021 was approximately $1.5 million and zero, respectively.
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

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
Note 3 - Summary of Significant Accounting Policies (continued)
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
Professional services are also contracted on the fixed fee and time and materials basis. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts including maintenance service provided by in house personnel, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the three months ended March 31, 2022 and 2021, the Company did not incur any such losses. These amounts are based on known and estimated factors.
License Revenue Recognition
The Company enters into contracts with its customers whereby it grants a non-exclusive on-premise license for the use of its proprietary software. The contracts provide for either (i) a one year stated term with a one year renewal option, (ii) a perpetual term or (iii) a two year term with the option to upgrade to a perpetual license at the end of the term. The contracts may also provide for yearly on-going maintenance services for a specified price, which includes maintenance services, designated support, and enhancements, upgrades and improvements to the software (the “Maintenance Services”), depending on the contract. Licenses for on-premises software provide the customer with a right to use the software as it exists when made available to the customer. All software provides customers with the same functionality and differ mainly in the duration over which the customer benefits from the software.
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

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
Note 3 - Summary of Significant Accounting Policies (continued)
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
Contract Balances
The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had deferred revenue of approximately $4.1 million and $4.8 million as of March 31, 2022 and December 31, 2021, respectively, related to cash received in advance for product maintenance services and professional services provided by the Company’s technical staff. The Company expects to satisfy its remaining performance obligations for these maintenance services and professional services, and recognize the deferred revenue and related contract costs over the next twelve months.
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
The Company incurred stock-based compensation charges of approximately $1.5 million and $5.1 million for the three months ended March 31, 2022 and 2021, respectively, which are included in general and administrative expenses. Stock-based compensation charges are related to employee compensation and related benefits.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
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
The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
	2022	2021
Options	28,456,321	7,012,891
Warrants	130,321,970	49,398,338
Convertible preferred stock	112,779,566	846
Rights to common stock	3,938,424	—
Restricted Stock Award	—	5,250,000
Total	275,496,281	61,662,075
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
Recently Issued and Adopted Accounting Standards
In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40)” (“ASU 2020-06”). ASU 2020-06 reduces the number of models used to account for convertible instruments, amends diluted EPS calculations for convertible instruments, and amends the requirements for a contract (or embedded derivative) that is potentially settled in an entity's own shares to be classified in equity. The amendments add certain disclosure requirements to increase transparency and decision-usefulness about a convertible instrument's terms and features. Under the amendment, the Company must use the if-converted method for including convertible instruments in diluted EPS as

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
Note 3 - Summary of Significant Accounting Policies (continued)
opposed to the treasury stock method. ASU 2020-06 is effective for annual reporting periods beginning after December 15, 2023 for smaller reporting companies as defined by the SEC. Early adoption is allowed under the standard with either a modified retrospective or full retrospective method. The Company early adopted ASU 2020-06 on January 1, 2022 using the modified retrospective method. As a result of Management’s evaluation, the adoption of ASU 2020-06 did not have a material impact on the consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, "Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity Classified Written Call Options'" ("ASU 2021-04"), which introduces a new way for companies to account for warrants either as stock compensation or derivatives. Under the new guidance, if the modification does not change the instrument's classification as equity, the company accounts for the modification as an exchange of the original instrument for a new instrument. In general, if the fair value of the "new" instrument is greater than the fair value of the "original" instrument, the excess is recognized based on the substance of the transaction, as if the issuer has paid cash. The effective date of the standard is for interim and annual reporting periods beginning after December 15, 2021 for all entities, and early adoption is permitted. The Company adopted ASU 2021-04 on January 1, 2022. As a result of Management’s evaluation, the adoption of ASU 2021-04 did not have a material impact on the consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, "Accounting for Contract Assets and Contract Liabilities from Contracts with Customers" ("ASU 2021-08"), which addresses diversity in practice related to the accounting for revenue contracts with customers acquired in a business combination. Under the new guidance, the acquirer is required to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The effective date of the standard is for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2021-08 on January 1, 2022. As a result of Management’s evaluation, the adoption of ASU 2021-08 did not have a material impact on the consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10, "Government Assistance (Topic 832)" ("ASU 2021-10"), which provides guidance on disclosing government assistance. Under the new guidance, the Company is required to including the disclosure of (1) the types of assistance, (2) an entity's accounting for the assistance, and (3) the effect of the assistance on the entity's financial statements. The effective date of the standard is for annual periods beginning after December 15, 2021. The Company adopted ASU 2021-10 on January 1, 2022. As a result of Management’s evaluation, the adoption of ASU 2021-10 did not have a material impact on the consolidated financial statements.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
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

	For the Three Months Ended March 31,
	2022	2021
Recurring revenue
Hardware	$—	$—
Software	2,310	1,460
Professional services	—	35
Total recurring revenue	$2,310	$1,495

Non-recurring revenue
Hardware	$821	$814
Software	368	311
Professional services	1,732	334
Total non-recurring revenue	$2,921	$1,459

Total Revenue	$5,231	$2,954

	For the Three Months Ended March 31,
	2022	2021
Revenue recognized at a point in time
Indoor Intelligence (1)	$821	$814
Saves (1)	368	311
Shoom (1)	—	—
Total	$1,189	$1,125

Revenue recognized over time
Indoor Intelligence (2) (3)	$3,158	$803
Saves (3)	366	521
Shoom (3)	518	505
Total	$4,042	$1,829

Total Revenue	$5,231	$2,954
(1) Hardware and Software's performance obligation is satisfied at a point in time where when they are shipped to the customer.
(2) Professional services are also contracted on the fixed fee and time and materials basis. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company has elected the practical expedient to recognize revenue for the right

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
Note 4 - Disaggregation of Revenue (continued)
to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date, in which revenue is recognized over time.
(3) Software As A Service Revenue's performance obligation is satisfied evenly over the service period using a time-based measure because the Company is providing continuous access to its service and service is recognized overtime.

Note 5 – CXApp Acquisition
On March 3, 2022, we entered into a Second Amendment to that certain Stock Purchase Agreement, dated as of April 30, 2021 (the CXApp Stock Purchase Agreement"), by and among the Company, Design Reactor, Inc. (the "CXApp") and the holders of the outstanding capital stock of CXApp (the "Sellers") with the Sellers' Representative (as defined in the CXApp Stock Purchase Agreement), pursuant to which the parties agreed that withholding taxes payable by certain of the Sellers, as applicable, in connection with the issuance of the Earnout Shares (as defined in the CXApp Purchase Agreement) would be offset up to the aggregate amount payable to such Seller by the Company from the Holdback Amount (as defined in the CXApp Purchase Agreement) and the Holdback Amount would be reduced by an equal amount. On March 3, 2022, the Company issued 10,873,886 shares of common stock to the Sellers in connection with the satisfaction of the Earnout Payment (as defined in the CXApp Purchase Agreement). The fair market value of the Earnout Shares issued was lower than the fair market value of the Earnout Shares as of December 31, 2021, and therefore the Company recorded a benefit of $2.8 million for the three months ended March 31, 2022, which is included in the General and Administrative costs of the condensed consolidated statements of operations.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
Note 6 - Proforma Financial Information
CXApp Proforma Financial Information
The following unaudited proforma financial information presents the consolidated results of operations of the Company and the CXApp for the three months ended March 31, 2021, as if the acquisition had occurred as of the beginning of the first period presented instead of on April 30, 2021. The proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.
The proforma financial information for Game Your Game, Visualix and IntraNav have not been presented as it is deemed immaterial.
The proforma financial information for the Company and the CXApp is as follows (in thousands):

For the Three Months Ended March 31, 2021
Revenues	$4,429
Net income (loss) attributable to common stockholders	$(13,076)
Net income (loss) per basic and diluted common share	$(0.15)
Weighted average common shares outstanding:
Basic and Diluted	87,693,906

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
Note 7- Goodwill and Intangibles

Goodwill:

The following table summarizes the changes in the carrying amount of Goodwill for the three months ended March 31, 2022 (in thousands):

Segments	Acquisitions	Balance as of January 1, 2022	Goodwill additions through acquisitions	Valuation Measurement Period Adjustments	Exchange rate fluctuations as of March 31, 2022	Balance as of March 31, 2022
SAVES	Systat	$695	$—	$—	$—	$695
Indoor Intelligence	GTX	1	—	—	—	1
	Nanotron	1,119	—	—	(21)	1,098
	Jibestream	480	—	—	7	487
	CXApp	5,066	—	—	—	5,066
	Game Your Game	152	—	—	—	152
	IntraNav	159	—	—	(2)	157
	Total	$7,672	$—	$—	(16)	$7,656

The Company reviews goodwill for impairment on a reporting unit basis on December 31 of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. As of March 31, 2022, the Company did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable. As of March 31, 2022 and December 31, 2021, the Company has cumulative goodwill impairment charges of $0 and $14.8 million related to the Indoor Intelligence reporting unit, respectively.

Intangibles assets at March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	Gross Carrying Amount		Accumulated Amortization Amount		Remaining Weighted Average Useful Life
	March 31,	December 31,	March 31,	December 31,
	2022	2021	2022	2021
IP Agreement	$167	$172	$(63)	$(54)	2.50
Trade Name/Trademarks	3,598	3,602	(844)	(662)	4.02
Webstores & Websites	404	404	(157)	(123)	1.83
Customer Relationships	9,288	9,294	(1,782)	(1,440)	5.53
Developed Technology	22,216	22,175	(3,608)	(3,010)	8.25
Non-compete Agreements	4,783	4,786	(2,000)	(1,666)	2.21
Totals	$40,456	$40,433	$(8,454)	$(6,955)

Amortization Expense:

Amortization expense for the three months ended March 31, 2022 and 2021 was approximately $1.5 million and $0.6 million, respectively.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

Note 7- Goodwill and Intangibles (continued)

Future amortization expense on intangibles assets is anticipated to be as follows (in thousands):

Amount
December 31, 2022 (for 9 months)	$4,646
December 31, 2023	5,987
December 31, 2024	5,033
December 31, 2025	4,402
December 31, 2026 and thereafter	11,934
$32,002
Note 8 - Inventory
Inventory as of March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	As of March 31, 2022	As of December 31, 2021
Raw materials	$469	$463
Work-in-process	483	539
Finished goods	1,251	1,412
Subtotal inventory	2,204	2,414
Inventory obsolescence reserve	(438)	(438)
Total Inventory	$1,766	$1,976

Note 9 - Investments in Equity Securities

Investment securities—fair value consist of investments in the Company’s investment in shares and rights of equity securities. The composition of the Company’s investment securities—fair value was as follows (in thousands):

	As of March 31, 2022
	Cost	Fair Value
Investments in equity securities- fair value
Equity shares	$47,841	$272
Equity rights	11,064	63
Total investments in equity securities- fair value	$58,905	$335

For the three months ended March 31, 2022 and 2021, the Company recognized a net unrealized loss on equity securities of $1.5 million and zero, respectively, in the other income/expense section of the condensed consolidated statements of operations.

Note 10 - Accrued Liabilities

Accrued liabilities as of March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

Note 10- Accrued Liabilities (continued)

	As of March 31, 2022	As of December 31, 2021
Accrued compensation and benefits	$1,365	$8,027
Accrued Interest Expense	1,105	1,012
Accrued Bonus and Commissions	694	597
Accrued Other	531	707
Accrued sales and other indirect taxes payable	168	322
	$3,863	$10,665

Note 11 - Debt
Debt as of March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

Short-Term Debt	Maturity	March 31, 2022	December 31, 2021
March 2020 10% Note	3/18/2023	$1,808	$3,251
Third Party Note Payable	12/31/2022	$603	239
Total Short-Term Debt		$2,411	$3,490
Interest expense on the short-term debt totaled approximately $0.1 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively, which was amortized to interest expense from the combined amortization of deferred financing costs and note discounts recorded at issuance for the Short Term Debt.

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

In exchange for the March 2020 10% Note, the holder paid an aggregate purchase price of $5.0 million. Interest on the March 2020 10% Note accrues at a rate of 10% per annum and is payable on the maturity date or otherwise in accordance with the March 2020 10% Note. The Company may pay all or any portion of the amount owed earlier than it is due; provided, that in the event the Company elects to prepay all or any portion of the outstanding balance, it shall pay to the holder 115% of the portion of the outstanding balance the Company elects to prepay.

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

Upon receipt of any monthly redemption notice, the Company shall pay the applicable monthly redemption amount in cash to the holder within five business days of the Company’s receipt of such Monthly Redemption Notice. The March 2020 10% Note includes customary event of default provisions, subject to certain cure periods, and provides for a default interest rate of 22%. Upon the occurrence of an event of default (except a default due to the occurrence of bankruptcy or insolvency proceedings, the holder may, by written notice, declare all unpaid principal, plus all accrued interest and other amounts due under the March 2020 10% Note to be immediately due and payable. Upon the occurrence of a bankruptcy-related event of default, without notice, all unpaid principal, plus all accrued interest and other amounts due under the March 2020 10% Note will become immediately due and payable at the mandatory default amount. On September 17, 2020, the Company amended the one time

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

Note 11- Debt (continued)
monitoring fee applicable in the event the note was outstanding on the date that was 6 months from the issuance date, from 10% to 5% which was added to the March 2020 10% Note balance. On March 17, 2021, the Company extended the maturity date of the March 2020 10% Note from March 18, 2021 to March 18, 2022.

On February 11, 2021, the Company entered into an exchange agreement with Iliad, pursuant to which the Company and Iliad agreed to: (i) partition a new promissory note in the form of the March 2020 10% Note equal to $1.5 million and then cause the outstanding balance of the March 2020 10% Note to be reduced by $1.5 million; and (ii) exchange the partitioned note for the delivery of 893,921 shares of the Company’s common stock, at an effective price per share equal to $1.678. The Company analyzed the exchange of the principal under the March 2020 10% Note as an extinguishment and compared the net carrying value of the debt being extinguished to the reacquisition price (shares of common stock being issued) and recorded approximately a $30,000 loss on the exchange of debt for equity as a separate item in the other income/expense section of the condensed consolidated statements of operations for three months ended March 31, 2021.

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

On February 1, 2022, the Company entered into an exchange agreement with Iliad, pursuant to which the Company and Iliad agreed to: (i) partition a new promissory note in the form of the March 2020 10% Note equal to $0.5 million and then cause the outstanding balance of the March 2020 10% Note to be reduced by $0.5 million; and (ii) exchange the partitioned note for the delivery of 1,191,611 shares of the Company’s common stock, at an effective price per share equal to $0.4196. The Company analyzed the exchange of the principal under the March 2020 10% Note as an extinguishment and compared the net carrying value of the debt being extinguished to the reacquisition price (shares of common stock being issued) and there was no loss on the exchange for debt for equity.

On February 18, 2022, the Company entered into an exchange agreement with Iliad, pursuant to which the Company and Iliad agreed to: (i) partition a new promissory note in the form of the March 2020 10% Note equal to $0.4 million and then cause the outstanding balance of the March 2020 10% Note to be reduced by $0.4 million; and (ii) exchange the partitioned note for the delivery of 966,317 shares of the Company’s common stock, at an effective price per share equal to $0.3622. The Company analyzed the exchange of the principal under the March 2020 10% Note as an extinguishment and compared the net carrying value of the debt being extinguished to the reacquisition price (shares of common stock being issued) and there was no loss on the exchange for debt for equity.

On March 15, 2022, the Company entered into an exchange agreement with Iliad, pursuant to which the Company and Iliad agreed to: (i) partition a new promissory note in the form of the March 2020 10% Note equal to $0.7 million and then cause the outstanding balance of the March 2020 10% Note to be reduced by $0.7 million; and (ii) exchange the partitioned note for the delivery of 2,152,317 shares of the Company’s common stock, at an effective price per share equal to $0.3020. The Company analyzed the exchange of the principal under the March 2020 10% Note as an extinguishment and compared the net carrying value of the debt being extinguished to the reacquisition price (shares of common stock being issued) and there was no loss on the exchange for debt for equity.
Effective as of March 16, 2022, we entered into a third amendment (the “Third Amendment”) to the Original Note which was accounted for as a modification. Pursuant to the terms of the Third Amendment, the maturity date of the Original Note was extended from March 18, 2022 to March 18, 2023 (the “Maturity Date Extension”). In exchange for the Maturity Date Extension, we agreed to pay a 2% extension fee in the amount of approximately $56,860 (the “Extension Fee”), which was added to the outstanding balance of the Original Note.

Third Party Note Payable

Game Your Game entered into promissory notes with an individual whereby it received approximately $0.24 million on October 29, 2021, approximately $0.24 million on January 18, 2022, and approximately $0.13 million on March 22, 2022 for funding of outside liabilities and working capital needs. All of the promissory notes have a interest rate of 8% and are due on or before December 31, 2022. As of March 31, 2022, the balance owed under the notes was $0.6 million.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
Note 12 - Capital Raises
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
On September 13, 2021, the Company entered into a securities purchase agreement with certain institutional investors named therein, pursuant to which the Company sold in a registered direct offering (i) 58,750 shares of Series 7 Convertible Preferred Stock and (ii) related warrants to purchase up to an aggregate of 47,000,000 shares of common stock. Each share of Series 7 Convertible Preferred Stock and the related Warrants were sold at a subscription amount of $920, representing an original issue discount of 8% of the stated value of each share of Series 7 Convertible Preferred Stock for an aggregate subscription amount of $54.1 million. In connection with this offering, the Company filed a Certificate of Designation for the Series 7 Convertible Preferred Stock with the Nevada Secretary of State. The Company has authorized the issuance of 5,000,000 shares of preferred stock, of which 49,250 shares were issued and outstanding as of March 31, 2022. Each share of Series 7 Convertible Preferred Stock has a par value of $0.001 per share and stated value of $1,000 per share. The shares of Series 7 Convertible Preferred Stock are convertible into shares of the Company’s common stock, at a conversion price of $1.25 per share. Each share of Series 7 Convertible Preferred Stock is entitled to receive cumulative dividends, payable in the same form as dividends paid on shares of the Company’s common stock. At any time beginning on the 6-month anniversary of the date the shares of Series 7 Convertible Preferred Stock are issued and ending 90 days thereafter, the holders of the Series 7 Convertible Preferred Stock have the right to redeem all or part of the shares held by such holder in cash for the redemption price equal to the stated value of such share, plus all accrued but unpaid dividends thereon and all liquidated damages and other costs, expenses or amounts due. Upon redemption, the holder of the Series 7 Convertible Preferred Stock will forfeit 75% of the warrants issued in connection therewith. The holders of the Series 7 Convertible Preferred Stock are entitled to vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the stockholders of the Company.The Series 7 Convertible Preferred Stock and related warrants subject to forfeiture are recorded as Mezzanine Equity in the accompanying balance sheets as the holder has the option to redeem these shares for cash and the warrants are an embedded feature for the Series 7 Convertible Preferred Stock. The remaining warrants that are not subject to forfeiture are recorded within Stockholders' Equity as the remaining warrants are classified as freestanding instruments The aggregate net proceeds from the offering, after

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

Note 12- Capital Raises (continued)
deducting the placement agent fees and other estimated offering expenses, were approximately $50.6 million. See Note 14 for Preferred Stock and Note 17 for Warrant details.
On March 22, 2022, the Company entered into a Securities Purchase Agreement with certain institutional investors named therein, pursuant to which the Company sold in a registered direct offering (i) 53,197.7234 shares of Series 8 Convertible Preferred Stock and (ii) related warrants to purchase up to an aggregate of 112,778,720 shares of common stock. Each share of Series 8 Convertible Preferred Stock and the related Warrants were sold at a subscription amount of $940, representing an original issue discount of 6% of the stated value of each share of Series 8 Convertible Preferred Stock for an aggregate subscription amount of $50.0 million. In connection with this offering, the Company filed a Certificate of Designation for the Series 8 Convertible Preferred Stock with the Nevada Secretary of State. Each share of Series 8 Convertible Preferred Stock has a par value of $0.001 per share and stated value of $1,000 per share. The shares of Series 8 Convertible Preferred Stock are convertible into shares of the Company’s common stock, at a conversion price of $0.4717 per share. Each share of Series 8 Convertible Preferred Stock is entitled to receive cumulative dividends, payable in the same form as dividends paid on shares of the Company’s common stock. At any time beginning on October 1, 2022 and ending ninety 90 days thereafter, the holders of the Series 8 Convertible Preferred Stock have the right to redeem all or part of the shares held by such holder in cash for the redemption price equal to the stated value of such share, plus all accrued but unpaid dividends thereon and all liquidated damages and other costs, expenses or amounts due. Upon redemption, the holder of the Series 8 Convertible Preferred Stock will forfeit 50% of the warrants issued in connection therewith. The holders of the Series 8 Convertible Preferred Stock shall vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the stockholders of the Company. The Series 8 Convertible Preferred Stock and related warrants subject to forfeiture are recorded as Mezzanine Equity in the accompanying balance sheets as the holder has the option to redeem these shares for cash and the warrants are an embedded feature for the Series 8 Convertible Preferred Stock. The remaining warrants that are not subject to forfeiture are recorded within Stockholders' Equity as the remaining warrants are classified as freestanding instruments containing a total value of $5.6 million. The aggregate net proceeds from the offering, after deducting the placement agent fees and other estimated offering expenses, were approximately $46.9 million. See Note 14 for Preferred Stock and Note 17 for Warrant details.

Between March 15, 2022 and March 22, 2022, the Company received cash redemption notices from the holders of the Series 7 Convertible Preferred Stock issued on September 15, 2021, totaling 49,250 shares of Series 7 Convertible Preferred Stock for aggregate cash required to be paid of approximately $49.3 million. In addition, in accordance with the related purchase agreement, upon redemption of the Series 7 Convertible Preferred Stock, each holder will forfeit 75% of the related warrants that were issued. Therefore, as of March 22, 2022, 49,250 shares of Series 7 Convertible Preferred Stock were redeemed and 29,550,000 related warrants were forfeited. The Company noted about 71% of the Series 7 Preferred Stock holders that redeemed shares also participated as Series 8 Convertible Preferred Stock holders (“shared holders”). The Company accounted for proceeds of the shared holders as a modification to the Series 7 and Series 8 Convertible Preferred Stock, as well as the related embedded warrants. The total change in fair value as a result of modification related to the Preferred Stock amounted to $2.6 million which were recognized as a deemed dividend at the date of the modification, upon which will be amortized until the redemption period begins on October 1, 2022. The total change in fair value as a result of modification related to the embedded warrants amounted to $1.5 million which was recognized as a deemed contribution at the date of the modification, upon which will be accreted until the redemption period begins on October 1, 2022.
Note 13 - Common Stock
On January 28, 2022, the Company entered into an exchange agreement with the holder of certain existing warrants of the Company which were exercisable for an aggregate of 49,305,088 shares of the Company’s common stock. Pursuant to the exchange agreement, the Company agreed to issue to the warrant holder an aggregate of 13,811,407 shares of common stock and rights to receive an aggregate of 3,938,424 shares of common stock in exchange for the existing warrants.
On February 19, 2022, 960,106 shares of common stock issued in connection with restricted stock grants were withheld for employee taxes.
On March 3, 2022, the Company issued 10,873,886 shares of common stock to the sellers of the CXApp in connection with the satisfaction of an earnout payment. See Note 5.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

Note 13- Common Stock (continued)
During the three months ended March 31, 2022, the Company issued 4,310,245 shares of common stock under exchange agreements to settle outstanding balances totaling approximately $1.5 million under partitioned notes.

Note 14 - Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share with rights, preferences, privileges and restrictions as to be determined by the Company’s Board of Directors.

Series 4 Convertible Preferred Stock

On April 20, 2018, the Company filed with the Secretary of State of the State of Nevada the Certificate of Designation that created the Series 4 Convertible Preferred Stock (“Series 4 Preferred”), authorized 10,415 shares of Series 4 Preferred and designated the preferences, rights and limitations of the Series 4 Preferred. The Series 4 Preferred is non-voting (except to the extent required by law) and was convertible into the number of shares of common stock, determined by dividing the aggregate stated value of the Series 4 Preferred of $1,000 per share to be converted by $828.

As of March 31, 2022, there was 1 share of Series 4 Preferred outstanding.

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

As of March 31, 2022, there were 126 shares of Series 5 Convertible Preferred Stock outstanding.

Series 7 Convertible Preferred Stock

On September 13, 2021, the Company filed a Certificate of Designation with the Secretary of State of the State of Nevada, amending the Company’s Articles of Incorporation, as amended, to establish the Series 7 Convertible Preferred Stock, consisting of 58,750 authorized shares, $0.001 par value per share and $1,000 stated value per share. The holders of the Series 7 Convertible Preferred Stock have full voting rights and powers, except as otherwise required by the Articles of Incorporation, as amended, or applicable law. The holders of Series 7 Convertible Preferred Stock are entitled to vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the stockholders of the Company. Each holder of the Series 7 Convertible Preferred Stock is entitled to the number of votes equal to the number of shares of common stock into which the Series 7 Convertible Preferred Stock then held by such holder could be converted on the record date for the vote which is being taken, provided, however, that the voting power of a holder together with its Attribution Parties (as defined in the Certificate of Designation), may not exceed 19.99% (or such greater percentage allowed by the Nasdaq Listing Rules without any shareholder approval requirements). The Series 7 Convertible Preferred Stock is convertible into the number of shares of common stock, determined by dividing the aggregate stated value of the Series 7 Convertible Preferred Stock of $1,000 per share to be converted by $1.25.
On September 13, 2021, the Company entered into a securities purchase agreement with certain institutional investors named therein, pursuant to which the Company agreed to issue and sell in a registered direct offering (i) up to 58,750 shares of Series 7 Convertible Preferred Stock and (ii) related warrants to purchase up to an aggregate of 47,000,000 shares of common stock (the “Warrants”). Each share of Series 7 Convertible Preferred Stock and the related Warrants were sold at a subscription amount of $920, representing an original issue discount of 8% of the stated value for an aggregate subscription amount of $54.1 million. The shares of Series 7 Convertible Preferred Stocks are recorded as Mezzanine Equity in the accompanying balance sheets as the holder has the option to redeem these shares for cash. The aggregate net proceeds from the offering, after deducting the placement agent fees and other estimated offering expenses, was approximately $50.6 million. The Company has

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

Note 14- Preferred Stock (continued)
elected to accrete the issuance costs, discount, and freestanding warrants through the date shares can be first be redeemed at the option of the holders, which is the sixth month anniversary of the original issuance date using the effective interest method.
During the year ended December 31, 2021, 9,500 shares of Series 7 Convertible Preferred Stock were converted into 7,600,000 shares of the Company's common stock.
Between March 15, 2022 and March 22, 2022, the Company received cash redemption notices from the holders of the Series 7 Convertible Preferred Stock issued on September 15, 2021, totaling 49,250 shares of Series 7 Convertible Preferred Stock for aggregate cash required to be paid of approximately $49.3 million.
As of March 31, 2022 there were 0 shares of Series 7 Convertible Preferred stock outstanding.
Series 8 Convertible Preferred Stock
On March 22, 2022, the Company filed a Certificate of Designation with the Secretary of State of the State of Nevada, amending the Company’s Articles of Incorporation, as amended, by establishing the Series 8 Convertible Preferred Stock, consisting of 53,197.7234 authorized shares, $0.001 par value per share and $1,000 stated value per share. The holders of the Series 8 Convertible Preferred Stock have full voting rights and powers, except as otherwise required by the Articles of Incorporation, as amended, or applicable law. The holders of Series 8 Convertible Preferred Stock are entitled to vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the stockholders of the Company. Each holder of the Series 8 Convertible Preferred Stock is entitled to the number of votes equal to the number of shares of common stock into which the Series 8 Convertible Preferred Stock then held by such holder could be converted on the record date for the vote which is being taken, provided, however, that the voting power of a holder together with its Attribution Parties (as defined in the Certificate of Designation), may not exceed 19.99% (or such greater percentage allowed by the Nasdaq Listing Rules without any shareholder approval requirements). The Series 8 Convertible Preferred Stock is convertible into the number of shares of common stock, determined by dividing the aggregate stated value of the Series 8 Convertible Preferred Stock of $1,000 per share to be converted by $0.4717.

On March 22, 2022, the Company entered into a securities purchase agreement with certain institutional investors named therein, pursuant to which the Company agreed to issue and sell in a registered direct offering (i) up to 53,197.7234 shares of Series 8 Convertible Preferred Stock and (ii) related warrants to purchase up to an aggregate of 112,778,720 shares of common stock (the “Warrants”). Each share of Series 8 Convertible Preferred Stock and the related Warrants (see Note 17) were sold at a subscription amount of $940, representing an original issue discount of 6% of the stated value for an aggregate subscription amount of $50.0 million. The shares of Series 8 Convertible Preferred Stocks are recorded as Mezzanine Equity in the accompanying balance sheets as the holder has the option to redeem these shares for cash. The aggregate net proceeds from the offering, after deducting the placement agent fees and other estimated offering expenses, was approximately $46.9 million. The Company has elected to accrete the issuance costs, discount, and freestanding warrants through the date shares can be first be redeemed at the option of the holders, which is the sixth month anniversary of the original issuance date using the effective interest method.
.
Note 15- Authorized Share Increase
On November 18, 2021, the Company filed a certificate of amendment to the Company’s articles of incorporation, as amended, with the Secretary of State of the State of Nevada to increase the number of authorized shares of common stock from 250,000,000 to 2,000,000,000 shares effective as of November 18, 2021.
Note 16 - Stock Award Plans and Stock-Based Compensation
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

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
Note 16 - Stock Award Plans and Stock-Based Compensation (continued)
In February 2018, the Company adopted the 2018 Employee Stock Incentive Plan (the “2018 Plan” and together with the 2011 Plan, the “Option Plans”), which is utilized for employees, corporate officers, directors, consultants and other key persons employed. The 2018 Plan provides for the granting of incentive stock options, NQSOs, stock grants and other stock-based awards, including Restricted Stock and Restricted Stock Units (as defined in the 2018 Plan).
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
The aggregate number of shares that may be awarded under the 2018 Plan as of March 31, 2022 is 43,000,000. As of March 31, 2022, 31,678,907 of stock options and restricted stock were granted to employees, directors and consultants of the Company (including 1 share outside of our plan and 70 under our 2011 Plan) and 11,321,164 options were available for future grant under the 2018 Plan.
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
During the three months ended March 31, 2022, the Company granted options under the 2018 Plan for the purchase of 9,945,000 shares of common stock to employees and consultants of the Company. These options are 100% vested or vest pro-rata over 12 or 48 months, have a life of ten years and an exercise price of $0.53 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the awards was determined to be approximately $1.8 million. The fair value of the common stock as of the grant date was determined to be $0.53 per share.
During the three months ended March 31, 2022 and 2021, the Company recorded a charge for the amortization of stock options of approximately $0.9 million and $0.5 million, respectively, which is included in the general and administrative section of the condensed consolidated statement of operations.
As of March 31, 2022, the fair value of non-vested stock options totaled approximately $4.7 million, which will be amortized to expense over the weighted average remaining term of 1.21 years.
See below for a summary of the stock options granted under the 2011 and 2018 plans:

	2011 Plan	2018 Plan	Non Plan	Total
Beginning balance as of January 1, 2022	73	18,882,229	1	18,882,303
Granted	—	9,945,000	—	9,945,000
Exercised	—	—	—	—
Expired	(3)	(101,267)	—	(101,270)
Forfeited	—	(269,712)	—	(269,712)
Ending balance as of March 31, 2022	70	28,456,250	1	28,456,321

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
Note 16 - Stock Award Plans and Stock-Based Compensation (continued)
The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. Key weighted-average assumptions used to apply this pricing model during three months ended March 31, 2022 were as follows:

For the Three Months Ended March 31, 2022
Risk-free interest rate	1.50%
Expected life of option grants	5 years
Expected volatility of underlying stock	37.24%
Dividends assumption	--
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
Restricted Stock Awards
On February 19, 2021, the Company granted 5,250,000 restricted stock awards to employees of the Company. These stock awards vest either 25% on the grant date and 25% on each one year anniversary of the grant date or 50% on the grant date and 50% on the one year anniversary. In accordance with the terms of the restricted stock award agreements 921,838 shares of common stock underlying the awards were withheld by the Company in satisfaction of the employee portion of the payroll taxes required to paid in connection with the grant of such awards.
On April 23, 2021, the Company granted 344,826 restricted stock awards to employees of the Company. These stock awards either vest 50% at the 6 months anniversary and 50% on the one year anniversary or over 2 years pro rata every 6 months.
On August 21, 2021, 337,500 of unvested restricted stock award grants were forfeited in connection with the departure of an employee.
On February 19, 2022, 960,106 restricted stock grants were forfeited for employee taxes.
During the three months ended March 31, 2022 and 2021 the Company recorded a charge of $0.7 million and $4.6 million, respectively, for the amortization of vested restricted stock awards.
The following table summarizes restricted stock based award activity granted:

Restricted Stock Grants
Beginning balance as of January 1, 2022	4,182,692
Granted	—
Exercised	—
Expired	—
Forfeited	(960,106)
Ending balance as of March 31, 2022	3,222,586

The Company determined the fair value of these grants based on the closing price of the Company’s common stock on the respective grant dates. The compensation expense is being amortized over the respective vesting periods.
Note 17 - Warrants

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
Note 17 - Warrants (continued)
On January 24, 2021, Inpixon entered into a securities purchase agreement (the "January 2021 Purchase Agreement") with an institutional investor named therein (the “Investor”), pursuant to which the Company agreed to issue and sell, in a registered direct offering, 5,800,000 shares of the Company’s common stock, par value $0.001 per share, and warrants to purchase up to 19,354,838 shares of common stock (the “Purchase Warrants”) at a combined offering price of $1.55 per share. The Purchase Warrants have an exercise price of $1.55 per share. Each Purchase Warrant is exercisable for one share of common stock and will be immediately exercisable and will expire five years from the issuance date.
The Company also offered and sold to the Investor pre-funded warrants to purchase up to 3,000,000 shares of common stock (the “Pre-Funded Warrants” and, together with the 5,800,000 shares and the Purchase Warrants, the “Securities”), in lieu of shares of common stock at the Investor’s election. Each Pre-Funded Warrant is exercisable for one share of common stock. The purchase price of each Pre-Funded Warrant is $1.549, and the exercise price of each Pre-Funded Warrant is $0.001 per share. The Pre-Funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full.
During the year ended December 31, 2021, the Company issued 13,554,838 shares of common stock in connection with the exercise of 13,554,838 Pre-Funded Warrants at $0.001 per share in connection with the January 2021 Purchase Agreement.
On February 12, 2021, Inpixon entered into a securities purchase agreement (the "February 12, 2021 Securities Purchase Agreement") with an institutional investor named therein (the “Investor”), pursuant to which the Company agreed to issue and sell, in a registered direct offering, 7,000,000 shares of the Company’s common stock, par value $0.001 per share, and warrants to purchase up to 15,000,000 shares of common stock (the “Purchase Warrants”) at a combined offering price of $2.00 per share. The Purchase Warrants have an exercise price of $2.00 per share. Each Purchase Warrant is exercisable for one share of common stock and will be immediately exercisable and will expire five years from the issuance date.
The Company also offered and sold to the Investor pre-funded warrants to purchase up to 8,000,000 shares of common stock (the “Pre-Funded Warrants” and, together with the 7,000,000 shares and the Purchase Warrants, the “Securities”), in lieu of shares of common stock at the Investor’s election. Each Pre-Funded Warrant is exercisable for one share of common stock. The purchase price of each Pre-Funded Warrant is $1.999, and the exercise price of each Pre-Funded Warrant is 0.001 per share. The Pre-Funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full.
During the year ended December 31, 2021, the Company issued 8,000,000 shares of common stock in connection with the exercise of 8,000,000 Pre-Funded Warrants at an exercise price of $0.001 per share in connection with the February 12, 2021 Securities Purchase Agreement.
On February 16, 2021, Inpixon entered into a securities purchase agreement (the "February 16, 2021 Securities Purchase Agreement") with an institutional investor named therein (the “Investor”), pursuant to which the Company agreed to issue and sell, in a registered direct offering, 3,000,000 shares of the Company’s common stock, par value 0.001 per share, and warrants to purchase up to 9,950,250 shares of common stock (the “Purchase Warrants”) at a combined offering price of $2.01 per share. The Purchase Warrants have an exercise price of $2.01 per share. Each Purchase Warrant is exercisable for one share of common stock and will be immediately exercisable and will expire five years from the issuance date.
The Company also offered and sold to the Investor pre-funded warrants to purchase up to 6,950,250 shares of common stock in lieu of shares of common stock at the Investor’s election. Each Pre-Funded Warrant is exercisable for one share of common stock. The purchase price of each Pre-Funded Warrant is $2.009, and the exercise price of each Pre-Funded Warrant is 0.001 per share. The Pre-Funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full.
During the year ended December 31, 2021, the Company issued 6,950,250 shares of common stock in connection with the exercise of 6,950,250 pre-funded warrants at $0.001 per share in connection with the February 16, 2021 Securities Purchase Agreement.
On September 13, 2021, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company agreed to issue and sell, in a registered direct offering sold an aggregate of 58,750 shares of the Company’s Series 7

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
Note 17 - Warrants (continued)
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

On January 28, 2022, the Company entered into an exchange agreement with the holder of certain existing warrants of the Company which were exercisable for an aggregate of 49,305,088 shares of the Company’s common stock. Pursuant to the exchange agreement, the Company agreed to issue to the warrant holder an aggregate of 13,811,407 shares of common stock and rights to receive an aggregate of 3,938,424 shares of common stock in exchange for the existing warrants. The Company accounted for the exchange agreement as a warrant modification. The Company determined the fair value of the existing warrants as if issued on the exchange agreement date and compared that to the fair value of the common stock issued. The Company calculated the fair value of the existing warrants using a Black-Scholes Option pricing model and determined it to be approximately $0.16 per share. The fair value of the common stock issued was based on the closing stock price of the date of the exchange. The total fair value of the warrants prior to modification was greater than the fair value of the common stock issued, and therefore, there was no incremental fair value related to the exchange.
Between March 15 and March 22, 2022, we received cash redemption notices from the holders of the Company's Series 7 Convertible Preferred Stock issued on September 15, 2021, totaling 49,250 shares of Series 7 Convertible Preferred Stock for aggregate cash required to be paid of approximately $49.3 million. In addition, upon redemption of the Series 7 Convertible Preferred Stock, each holder forfeited 75% of the related warrants that were issued together with the Series 7 Convertible Preferred Stock (the "Series 7 Warrants"). 29,550,000 corresponding warrants issued in connection with the issuance of the Series 7 Convertible Preferred Stock been forfeited and 17,450,000 related warrants remain outstanding.
On March 22, 2022, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company agreed to issue and sell, in a registered direct offering sold an aggregate of 53,197.7234 shares of the Company’s Series 8 Convertible Preferred Shares, par value $0.001 per share, and warrants to purchase up to 112,778,720 shares of common stock. Each share and related warrants were sold together at a subscription amount of $940, representing an original issue discount of 6% of the stated value for an aggregate subscription amount of $50.0 million.

Note 18- Income Taxes
There is an income tax expense of approximately $0.1 million and $0.01 million for the three months ended March 31, 2022 and 2021, respectively. The income tax expense relates primarily to corporate income tax liabilities of Inpixon India.

Note 19 - Credit Risk and Concentrations
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
The Company maintains cash deposits with financial institutions, which, from time to time, may exceed federally insured limits. Cash is also maintained at foreign financial institutions for its Canadian subsidiary, UK subsidiary, German subsidiaries and its majority-owned India subsidiary. Cash in foreign financial institutions as of March 31, 2022 and December 31, 2021 was immaterial. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash.
The following table sets forth the percentages of revenue derived by the Company from those customers, which accounted for at least 10% of revenues during the three months ended March 31, 2022 and 2021 (in thousands):

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
Note 19 - Credit Risk and Concentrations (continued)

	For the three months ended March 31, 2022		For the three months ended March 31, 2021
	$	%	$	%
Customer F	412	11%	—	—%
Customer B	—	—%	313	11%
As of March 31, 2022, two customers represented approximately 22% of total accounts receivable.
As of March 31, 2022, three vendors represented approximately 48% of total gross accounts payable. There were no purchases from these vendors during the three months ended March 31, 2022.
For the three months ended March 31, 2022, two vendors represented approximately 48%,and 14% of total purchases. For the three months ended March 31, 2021, three vendors represented approximately 33%, 25%, and 18% of total purchases.
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
Revenues and gross profit segments consisted of the following (in thousands):

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
Note 19 - Credit Risk and Concentrations (continued)

	For the Three Months Ended March 31,
	2022	2021
Revenue by Segment
Indoor Intelligence	$3,979	$1,617
Saves	734	832
Shoom	518	505
Total segment revenue	$5,231	$2,954

Gross profit by Segment
Indoor Intelligence	$2,931	$1,015
Saves	492	632
Shoom	422	423
Gross profit by Segment	$3,845	$2,070

Income (loss) from operations by Segment
Indoor Intelligence	$(10,033)	$(12,584)
Saves	(253)	(67)
Shoom	222	231
Income (loss) from operations by Segment	$(10,064)	$(12,420)
The reporting package provided to the Company's CODM does not include the measure of assets by segment as that information isn't reviewed by the CODM when assessing segment performance or allocating resources.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
Note 20 - Fair Value of Financial Instruments
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
The Company's assets measured at fair value consisted of the following at March 31, 2022 and December 31, 2021:

	Fair Value at March 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$15,035	$15,035	$—	$—
Investments in equity securities	335	—	—	335
Total assets	$15,370	$15,035	$—	$335

	Fair Value at December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$43,125	$43,125	$—	$—
Investments in equity securities	1,838	—	—	1,838
Total assets	$44,963	$43,125	$—	$1,838
The following is a discussion of the valuation methodologies used for the Company’s assets measured at fair value.

Short-term investments represent U.S. treasury bills with maturities greater than three months. The fair value of the U.S. treasury bills are based on quoted market prices in active markets and are included in the Level 1 fair value hierarchy. The market for U.S. treasury bills is an actively traded market given the high level of daily trading volume.

Investments in equity securities are marked to market based on the respective publicly quoted market prices of the equity securities adjusted for liquidity. The fair value was determined using a pricing model with certain significant unobservable market data inputs.

The following table is a reconciliation of assets for Level 3 investments for which significant unobservable inputs were used to determine fair value For the Three Months Ended March 31, 2022:

Level 3
Level 3 Investments
Balance at beginning of period	$1,838
Unrealized loss on equity securities	(1,503)
Balance at end of period	$335

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

Note 21 - Foreign Operations
The Company’s operations are located primarily in the United States, Canada, India, Germany, Ireland, and the United Kingdom. Revenues by geographic area are attributed by country of domicile of our subsidiaries. The financial data by geographic area are as follows (in thousands):

	United States	Canada	India	Germany	United Kingdom	Ireland	Eliminations	Total
For the Three Months Ended March 31, 2022:
Revenues by geographic area	$3,711	$601	$397	$948	$118	$3	$(547)	$5,231
Operating (loss) income by geographic area	$(7,399)	$(1,276)	$110	$(1,340)	$12	$(161)	$(10)	$(10,064)
Net (loss) income by geographic area	$(8,869)	$(1,139)	$12	$(1,373)	$14	$(202)	$—	$(11,557)
For the Three Months Ended March 31, 2021:
Revenues by geographic area	$1,661	$755	$441	$895	$78	$—	$(876)	$2,954
Operating (loss) income by geographic area	$(10,568)	$(1,213)	$113	$(747)	$(5)	$—	$—	$(12,420)
Net (loss) income by geographic area	$(10,947)	$(959)	$102	$(725)	$(10)	$—	$—	$(12,539)
As of March 31, 2022:
Identifiable assets by geographic area	$200,969	$7,201	$673	$19,595	$268	$76	$(91,557)	$137,225
Long lived assets by geographic area	$26,479	$5,758	$149	$4,270	$2	$2	$—	$36,660
Goodwill by geographic area	$5,914	$487	$—	$1,255	$—	$—	$—	$7,656
As of December 31, 2021:
Identifiable assets by geographic area	$216,338	$7,191	$675	$20,238	$283	$69	$(88,121)	$156,673
Long lived assets by geographic area	$27,773	$5,864	$181	$4,624	$2	$4	$—	$38,448
Goodwill by geographic area	$5,914	$480	$—	$1,278	$—	$—	$—	$7,672

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

Note 22 - Related Party Transactions
Nadir Ali, the Company’s Chief Executive Officer and a member of its Board of Directors, was a member of the Board of Directors of Sysorex, Inc. ("Sysorex") until he resigned on May 14, 2021. In addition, Nadir Ali previously entered into a consulting agreement with Sysorex, pursuant to which he agreed to provide certain business services specified in the agreement for the benefit of Sysorex in exchange for shares of Sysorex's common stock. The consulting agreement was terminated on October 14, 2021.
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
In accordance with the terms of the Systat License Agreement, on June 30, 2020, the Company partitioned a portion of the outstanding balance of the Secured Note into a new note in an amount equal to $3 million in principal plus accrued interest (the “Closing Note”) and assigned the Closing Note and all rights and obligations thereunder to Systat in accordance with the terms and conditions of that certain Promissory Note Assignment and Assumption Agreement ("Assignment Agreement"). An additional $2.3 million of the principal balance underlying the Sysorex Note was partitioned into a new note and assigned to Systat as consideration payable for the rights granted under the license as of December 31, 2020. During the year ended December 31, 2020, an additional amount of approximately $2.6 million was advanced under the Secured Note and approximately $200,000 was repaid. The amount owed for principal as of December 31, 2020 and accrued interest through September 30, 2019 by Sysorex to the Company as of December 31, 2020 was approximately $7.7 million. These amounts excludes $275,000 of additional interest that the Company is contractually entitled to accrue from October 1, 2019 through December 31, 2019 and approximately $1.1 million of additional interest from January 1, 2020 through December 31, 2020 in accordance with the terms of the Sysorex Note, but did not accrue due to the uncertainty of repayment.
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
As of April 14, 2021, the Sysorex Note Purchase Agreement was settled, see Sysorex Securities Settlement Agreement below.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
Note 22 - Related Party Transactions (continued)
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
Systat License Agreement
Nadir Ali, the Company's Chief Executive Officer and a member of its Board of Directors, is a related party in connection with the acquisition of the Licenses as a result of his prior service as a director of Sysorex, the issuer of the Sysorex Note that was assigned in accordance with the terms and conditions of the License Agreement. In addition, Tanveer Khader and Kareem Irfan, members of the Company's Board of Directors, may also be deemed related parties in connection with the acquisition of the Licenses as a result of their respective employment relationships with the Systat Parties.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
Note 22 - Related Party Transactions (continued)
Inpixon Canada Promissory Note
As of March 31, 2022, Inpixon Canada owed the Company $18.0 million. This note is recorded as a current note receivable on the Company books, however, it is eliminated in the consolidated financial statements.
Cardinal Ventures Holdings Investment
Nadir Ali, the Company's Chief Executive Officer and a members of its Board of Directors, is also a controlling member of 3AM, LLC which is a member of Cardinal Ventures Holdings ("CVH"), which may, in certain circumstances, be entitled to manage the affairs of CVH. Mr. Ali’s relationship may create conflicts of interest between Mr. Ali’s obligations to the Company and its shareholders and his economic interests and possible fiduciary obligations in CVH through 3AM. For example, Mr. Ali may be in a position to influence or manage the affairs of CVH in a manner that may be viewed as contrary to the best interests of either the Company or CVH and their respective stakeholders.
Director Services Agreement
The Company and Kareem Irfan, a director of the Company, have amended Mr. Irfan's Director Services Agreement on May 16, 2022 (as amended, the "Amended Director Services Agreement") to increase his quarterly compensation by an additional $10,000 per month as consideration for the additional time and efforts dedicated to the Company and management in support of the evaluation of strategic relationships and growth initiatives. The Amended Director Services Agreement supersedes and replaces all prior agreements by and between the Company and Mr. Irfan.
Note 23 - Leases
The Company has operating leases for administrative offices in the United States (California), Canada, India, United Kingdom and Germany.

The Company terminated the lease in Ratingen, Germany in January 2021. The Company entered into two new operating leases for its administrative offices in Ratingen, Germany, both from February 1, 2021 through January 1, 2023. The monthly lease rate is $2,789 and $1,122 per month.

As part of the acquisition of IntraNav on December 9, 2021. the Company acquired right-of-use assets and lease liabilities related to an operating lease for an office space (the IntraNav office) located in Frankfurt, Germany. This lease expires on January 6, 2025 and the current lease rate is approximately $9,753 per month.
The Company has no other operating or financing leases with terms greater than 12 months.
Right-of-use assets are summarized below (in thousands):

	As of March 31, 2022	As of December 31, 2021
Palo Alto, CA Office	$631	$631
Hyderabad, India Office	352	359
Coquitlam, Canada Office	98	97
Westminster, Canada Office	—	10
Toronto, Canada Office	611	949
Ratingen, Germany Office	88	90
Berlin, Germany Office	526	536
Slough, United Kingdom Office	—	34
Frankfurt, Germany Office	306	312
Less accumulated amortization	(1,054)	(1,282)
Right-of-use asset, net	$1,558	$1,736

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
Note 23 - Leases (continued)
Lease expense for operating leases recorded in the balance sheet is included in operating costs and expenses and is based on the future minimum lease payments recognized on a straight-line basis over the term of the lease plus any variable lease costs. Operating lease expenses, inclusive of short-term and variable lease expenses, recognized in our consolidated statement of income for the three months ended March 31, 2022 and 2021 was $0.4 million and $0.3 million, respectively.
Lease liability is summarized below (in thousands):

	As of March 31, 2022	As of December 31, 2021
Total lease liability	$1,601	$1,751
Less: short term portion	(619)	(643)
Long term portion	$982	$1,108
Maturity analysis under the lease agreement is as follows (in thousands):

Year ending December 31, 2022	$566
Year ending December 31, 2023	467
Year ending December 31, 2024	376
Year ending December 31, 2025	258
Year ending December 31, 2026	103
Total	$1,770
Less: Present value discount	(169)
Lease liability	$1,601
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the date of adoption of ASC 842, Leases ("ASC 842"). As of March 31, 2022, the weighted average remaining lease term is 3.2 years and the weighted average discount rate used to determine the operating lease liabilities was 6.1%.
Note 24 - Commitments and Contingencies
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

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

Note 25 - Subsequent Events

Debenture Investment

On April 27, 2022, the Company entered into and consummated the transactions contemplated by a securities purchase agreement (the “Purchase Agreement”) with an unaffiliated company operating in the insurance technology sector (“Debenture Seller”), pursuant to which it purchased a 10% Original Issue Discount Senior Convertible Debenture (a “Debenture”) issued by the Debenture Seller in an aggregate principal amount of approximately $6.1 million for a purchase price of $5.5 million. The Purchase Agreement is one of a series of securities purchase agreements which Debenture Seller has or will enter into under a private placement of Debentures commenced in February 2022. Interest on the Debenture accrues at a rate of 12% per annum, of which 12 months will be guaranteed, and is payable on each conversion date (as to the principal amount being converted) and on the maturity date, in cash, or in shares of Class A common stock of the Debenture Seller upon a conversion of all or a portion of the outstanding principal amount on the Debenture. The Debenture will mature on the date that is 12 months from the original issue date, which may be extended or accelerated pursuant to the terms of the Debenture.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC. In addition to our historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q, particularly in Part II, Item 1A, “Risk Factors.”

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

We experienced a net loss of approximately $11.6 million and $12.5 million three months ended March 31, 2022 and 2021, respectively. We cannot assure that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. In order to continue our operations, we have supplemented the revenues we earned with proceeds from the sale of our equity and debt securities and proceeds from loans and bank credit lines.

Global Events

While the impact of the COVID-19 pandemic is generally subsiding, the lasting impact on our business and results of operations continues to remain uncertain. While we were able to continue operations remotely throughout the pandemic, we have experienced supply chain cost increases and constraints and delays in the receipt of certain components of our hardware products impacting delivery times for our products. In addition, to the extent that certain customers continue to be challenged by the lasting effects of the pandemic, we have and may continue to see an impact in the demand of certain products and delays in certain projects and customer orders. Despite these challenges, we were able to realize growth in revenue for the first quarter of 2022 when compared to the same period of 2021 as a result of an increase in sales associated with our indoor intelligence platform including the CXApp and Intranav acquisitions completed in April and December 2021 respectively.

We anticipate that certain global events, such as the continued impact of the pandemic, the recent military conflict between Russia and Ukraine, and inflation on our customers and partners in regions throughout the world, we expect that supply chain interruptions and constraints, and increased costs on parts, materials and labor may continue to be a challenge for our business. The impact that these global events will have on general economic conditions is continuously evolving and the ultimate that they will have on our results of operations continues to remain uncertain and there are no assurances that we will be able to continue to experience the same growth or not be materially adversely effected. A further discussion of the impact of the COVID-19 pandemic and the Russia and Ukraine conflict on our business is set forth below in Part II, Item 1A. Risk Factors.

Corporate Strategy Update

Since 2019, management has pursued a corporate strategic acquisition strategy focused on building and developing its business as the Indoor IntelligenceTM provider with the ability to provide end to end solutions ranging from the collection of data to delivering insights from that data to our customers with a focus on securing, digitizing and optimizing premises with our indoor positioning, mapping and analytics solutions for businesses and governments. In furtherance of this strategy, we have completed a series of strategic transactions to enhance our products and solution offerings, including, the acquisition of (1) technologies allowing for wireless device positioning and radio frequency augmentation of video surveillance systems; (2) GPS tracking products, software, technologies, and related intellectual property to provide ground positioning, asset tracking, and situational awareness monitoring for those whose intelligence needs expand outdoors; (3) our indoor mapping solution, Inpixon Mapping, to provide users with the tools to add intelligence to complex indoor spaces by integrating business data with geospatially accurate indoor maps to create relevant views of indoor environments; (4) a suite of on-device “blue dot” indoor location and motion technologies, including patents, trademarks, software and related intellectual property; (5) IoT solutions for real-time location systems (RTLS) and indoor and outdoor positioning solutions utilizing both industry-standard technologies, such as ultra-wideband (UWB), and patented proprietary wireless communication technologies, such as Chirp Spread Spectrum (CSS); (6) a suite of augmented reality, computer vision, localization, navigation, mapping, and 3D reconstruction technologies, including patents, trademarks, software and related intellectual property; (7) a leading SaaS app platform that enables corporate enterprise organizations to provide a custom-branded, location-aware employee app focused on enhancing the workplace experience and hosting virtual and hybrid events and (8) an industrial IoT, RTLS, and sensor data services provider..

We believe these transactions have positioned us as a market leader with a comprehensive suite of products and solutions allowing us to provide organizations with actionable indoor intelligence to make their indoor spaces smarter, safer and more secure. We also operate and compete in an industry that is characterized by rapid technological innovation, changing customer needs, evolving industry standards and frequent introductions of new products, product enhancements, services and distribution methods. Our success will depend on our ability to develop expertise with these new products, product enhancements, services and distribution methods and to implement solutions that anticipate and respond to rapid changes in technology, the industry, and customer needs. In order to continue to respond to rapid changes and required technological advancements, as well as increase shareholder value, we intend to continue to evaluate various strategic transactions and opportunities that we believe will enhance shareholder value and support our commitment to delivering exceptional experiences and continued innovation with technologies that combine the physical and digital worlds with augmented reality and location based technologies. We are primarily focused on identifying potential targets with business value and operational synergies, however, we will also be opportunistic and may consider other strategic and/or attractive transactions that we believe may increase overall shareholder value, which may include, but not be limited to other alternative investment opportunities, such as minority investments, joint ventures or special purpose acquisition companies. In addition, at the end of last year, our board of directors authorized a review of strategic alternatives, including a possible asset sale, merger with another company or spin-off of one or more of our business units. We have received an inbound preliminary indication of interest which we are currently evaluating. We also intend to retain an investment bank as our financial advisor in order to evaluate any available strategic options that may be available to us, If we make any acquisitions in the future, we expect that we may pay for such acquisitions with cash, equity securities and/or debt in combinations appropriate for each acquisition.

Recent Events

Series 8 Preferred Shares

On March 22, 2022, we filed a Certificate of Designation (the “Certificate of Designation”) establishing the preferences, rights, and limitations of our Series 8 Convertible Preferred Stock, par value $0.001 per share the (the “Series 8 Shares”) with the Secretary of State of the State of Nevada.

The Series 8 Shares rank, with respect to the payment of dividends, redemption or distribution of assets upon a Liquidation (as defined in the Certificate of Designation): (i) senior to the Company’s Series 7 Convertible Preferred Stock (subsequent to June 14, 2022), common stock, Series 4 Convertible Preferred Stock and Series 5 Convertible Preferred Stock and to any class of stock it may issue in the future that is not expressly stated to be on parity with or senior to the Series 8 Shares with respect to such dividends, redemption or distributions; (ii) on parity with any class of stock it has issued and may issue in the future that is expressly stated to be on parity with the Series 8 Shares with respect to such dividends, redemption and distributions; and (iii) junior to any class of stock we may issue in the future that is expressly stated to be senior to the Series 8 Shares with respect to such dividends, redemption or distributions, if the issuance is approved by the affirmative vote of the holders of a majority of the then outstanding Series 8 Shares.

At any time beginning on October 1, 2022 (the “Series 8 Redemption Triggering Date”) and ending ninety (90) days thereafter (the "Series 8 Redemption Period"), each holder of Series 8 Shares may require us to redeem all or part of the Series 8 Shares then held by such holder in cash for a redemption price per share equal to the Series 8 Stated Value (defined below) plus all accrued but unpaid dividends thereon and all liquidated damages and other costs, expenses, or amounts due in respect of such shares (the “Series 8 Redemption Amount”), provided that in certain instances of default more particularly described in the Certificate of Designation, the Series 8 Redemption Amount may be increased to 110% of the Series 8 Stated Value plus all accrued but unpaid dividends thereon and all liquidated damages and other costs, expenses, or amounts due in respect of such shares. If we fail to pay the full Series 8 Redemption Amount timely, we will be obligated to pay interest at a rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law, accruing daily from the due date until the redemption amount and all interest thereon are paid in full. Correspondingly, beginning on the Series 8 Redemption Triggering Date for so long as the Series 8 Shares remain outstanding we may, at our option redeem all or part of the Series 8 Shares then held by a holder for the Series 8 Redemption Amount, subject to certain equity conditions described in the Certificate of Designation. In the event, we elect to exercise our redemption right, the holder will have an option to convert the Series 8 Shares subject to redemption into common stock in accordance with the Certificate of Designation within thirty (30) days following a written notice sent to the holder. Upon the receipt of the Series 8 Redemption Amount, the holder of the Series 8 Shares will forfeit 50% of the Series 8 Warrants (defined below) issued to the holder.

Under the terms of the Series 8 Shares, until the earlier of the date on which no Series 8 Shares remain outstanding or the end of the Series 8 Redemption Period, unless the holders of at least 51% in Series 8 Stated Value of the then outstanding shares of Series 8 Shares shall have otherwise given prior written consent, we cannot pay cash dividends or distributions on the common stock and all other common stock equivalents other than those securities which are explicitly senior or pari passu to the Series 8 Shares in dividend rights or liquidation preference.

Until the earlier of the conversion or redemption of all Series 8 Shares and January 1, 2023, we are required to maintain a cash balance (in the form of cash and cash equivalents equal to the sum of (i) the Series 8 Stated Value of all of the Series 8 Shares then outstanding, (ii) the stated value of the Company’s Series 7 Convertible Preferred Stock then outstanding as set forth in the Series 7 Convertible Preferred Stock Certificate of Designation (provided, however, this will not apply following June 14, 2022), (iii) the aggregate amount of any debt (including trade payables), (iv) the aggregate stated value of any other equity securities that are issued that are senior to, or pari passu with, the Series 8 Shares and (v) the aggregate amount of monetary judgments with respect to the Company, any subsidiary or any of their respective property or assets.

The holders of Series 8 Shares have full voting rights and powers, except as otherwise required by the Articles of Incorporation or applicable law. The holders of Series 8 Shares shall vote together with all other classes and series of stock as a single class on all actions to be taken by the stockholders. Each holder of the Series 8 Shares is entitled to the number of votes equal to the number of shares of common stock into which the Series 8 Shares then held by such holder could be converted on the record date for the vote which is being taken, provided, however, that the voting power of a holder together with its Attribution Parties (as defined in the Certificate of Designation), may not exceed 19.99% (or such greater percentage allowed by the Nasdaq Listing Rules without any shareholder approval requirements).

Financings

On March 22, 2022 (the “Effective Date”), we entered into a Securities Purchase Agreement (the “March 2022 Purchase Agreement”) with certain institutional investors named therein (the “March 2022 Purchasers”), pursuant to which we issued and sold in a registered direct offering (i) 53,197.7234 shares of our Series 8 Shares convertible into approximately 112,778,720 shares of our common stock, which is equal to the Series 8 Stated Value divided by the conversion price of $0.4717 per share, and (ii) related warrants to purchase an aggregate of 112,778,720 shares of common stock (the “Series 8 Warrants”). The Series 8 Warrants have an exercise price of $0.4717 per share, will be immediately exercisable and will expire five years from the issuance date. Each Series 8 Share and related Series 8 Warrants will be sold together at a subscription amount of $940, representing an original issue discount of 6% of the Series 8 Stated Value for an aggregate subscription amount of $50.0 million. The closing of the transactions pursuant to the March 2022 Purchase Agreement occurred on March 24, 2022 (the "Closing Date") and net proceeds received were approximately $46.9 million after placement agent commissions.

Pursuant to the March 2022 Purchase Agreement, subject to certain exceptions, we agreed not to (i) issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of common stock or securities convertible into common stock or (ii) file any registration statement or any amendment or supplement thereto, or a registration statement on

Form S-8, until the forty-fifth (45th) day after the Closing Date (as defined below) (such period, the “Standstill Period”). We also agreed not to enter into any “variable rate transactions” until the earlier of (i) such time as none of the March 2022 Purchasers holds any of the Warrants or (ii) December 31, 2023, other than the issuance of common stock in an “at-the-market” offering; provided, that any such issuance shall not occur until the expiration of the Standstill Period.

Maxim Group LLC acted as the sole placement agent (the “Placement Agent”) on a “reasonable best efforts” basis, in connection with the Series 8 offering pursuant to a placement agency agreement (the “Placement Agency Agreement”), dated and entered as of March 22, 2022. In accordance with the Placement Agency Agreement, the Placement Agent received a cash fee of 6% of the gross proceeds raised in the offering and reimbursement of certain out-of-pocket expenses including attorney’s fees.

Series 7 Preferred Stock Redemption and Warrant Forfeiture

Between March 15 and March 22, 2022, we received cash redemption notices from the holders of our Series 7 Convertible Preferred Stock issued on September 15, 2021 (the "Series 7 Shares"), totaling 49,250 Series 7 Shares for aggregate cash required to be paid of approximately $49.25 million. In addition, upon redemption of the Series 7 Shares, each holder forfeited 75% of the related warrants that were issued together with the Series 7 Shares (the "Series 7 Warrants"). Therefore, as of the date of this report, no shares of Series 7 Shares remain outstanding, 29,550,000 corresponding warrants issued in connection with the issuance of the Series 7 Shares been forfeited and 17,450,000 Series 7 Warrants remain outstanding. Following such redemption, there will be no shares of Series 7 Convertible Preferred Stock outstanding.

Warrant and Note Exchanges
On January 28, 2022, the Company entered into an Exchange Agreement with the holder of certain existing warrants of the Company (the "Warrant Holder") which were exercisable for an aggregate of 49,305,088 shares of the Company’s common stock. Pursuant to the Exchange Agreement, the Company has agreed to issue an aggregate of 13,811,407 shares of common stock and rights to receive an aggregate of 3,938,424 shares of common stock to the Warrant Holder in exchange for the existing warrants.

On February 1, 2022, the Company entered into an exchange agreement with Iliad Research and Trading, L.P. ("Iliad"), pursuant to which the Company: (i) partitioned a new promissory note in the form of the promissory note issued by the Company to Iliad in March of 2020 (the "March 2020 10% Note") in a principal amount equal to $0.5 million and then cause the outstanding balance of the March 2020 10% Note to be reduced by $0.5 million; and (ii) exchange the partitioned note for the delivery of 1,191,611 shares of the Company’s common stock, at an effective price per share equal to $0.4196.

On February 18, 2022, the Company entered into an exchange agreement with Iliad, pursuant to which the Company and Iliad: (i) partitioned a new promissory note in the form of the March 2020 10% Note equal to $0.4 million and then cause the outstanding balance of the March 2020 10% Note to be reduced by $0.4 million; and (ii) exchange the partitioned note for the delivery of 966,317 shares of the Company’s common stock, at an effective price per share equal to $0.3622.

On March 15, 2022, the Company entered into an exchange agreement with Iliad, pursuant to which the Company and Iliad: (i) partitioned a new promissory note in the form of the March 2020 10% Note equal to $0.7 million and then cause the outstanding balance of the March 2020 10% Note to be reduced by $0.7 million; and (ii) exchange the partitioned note for the delivery of 2,152,317 shares of the Company’s common stock, at an effective price per share equal to $0.3020.

Effective as of March 16, 2022, we entered into a third amendment (the “Third Amendment”) to the March 2020 10% Note, pursuant to which the maturity date of the March 2020 10% Note was extended from March 18, 2022 to March 18, 2023 (the “Maturity Date Extension”). In exchange for the Maturity Date Extension, we agreed to pay a 2% extension fee in the amount of approximately $56,860 (the “Extension Fee”), which was added to the outstanding balance of the Original Note.

Investments

Debenture

On April 27, 2022, the Company entered into and consummated the transactions contemplated by a securities purchase agreement (the “Purchase Agreement”) with an unaffiliated company operating in the insurance technology sector (the “Debenture Seller”), pursuant to which it purchased a 10% Original Issue Discount Senior Convertible Debenture (a “Debenture”) issued by the Debenture Seller in an aggregate principal amount of approximately $6.1 million for a purchase price of $5.5 million. The Purchase Agreement is one of a series of securities purchase agreements which the Debenture Seller has or will enter into under a private placement of Debentures commenced in February 2022. Interest on the Debenture accrues at a rate of 12% per annum, of which 12 months will be guaranteed, and is payable on each conversion date (as to the principal amount being converted) and on the maturity date, in cash, or in shares of Class A common stock of the Debenture Seller upon a conversion of all or a portion of the outstanding principal amount on the Debenture. The Debenture will mature on the date that is 12 months from the original issue date, which may be extended or accelerated pursuant to the terms of the Debenture.

GYG Promissory Notes

Pursuant to the terms of Securities Purchase Agreements, dated January 18, 2022 and March 2022, Game Your Game, Inc., a majority owned subsidiary of the Company ("GYG") issued promissory notes in an aggregate principal amount equal to $875,000 (the "2022 GYG Notes"), including an aggregate of $511,000 to the Company and $364,000 to a third party. The 2022 GYG Notes are in addition to promissory notes in an aggregate principal amount of $500,000 issued by GYG to the same parties on October 29, 2021 (the "2021 GYG Notes", together with the 2022 GYG Notes, the "GYG Notes"), of which $261,000 was issued to the Company and $239,000 was issued to a third party, All of the GYG Notes have an interest rate of 8% and are due on or before December 31, 2022. The proceeds received from the issuance of the GYG Notes were used to satisfy GYG working capital requirements.
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
There have been no significant changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Goodwill, Acquired Intangible Assets and Other Long-Lived Assets - Impairment Assessments

We have recorded goodwill and other indefinite-lived assets in connection with our acquisitions of Shoom, Locality, Jibestream, GTX, the Systat Parties, Nanotron, CXApp, Game Your Game and IntraNav. Goodwill, which represents the excess of acquisition cost over the fair value of the net tangible and intangible assets of the acquired company, is not amortized. Indefinite-lived intangible assets are stated at fair value as of the date acquired in a business combination. The recoverability of goodwill is evaluated at least annually and when events or changes in circumstances indicate that the carrying amount may not be recoverable. A significant amount of judgment is involved in determining if an indicator of goodwill impairment has occurred. We have determined that it operates and reports in three reporting units: Indoor Intelligence, Saves, and Shoom. Goodwill as of March 31, 2022 is approximately $7.7 million.

We have selected December 31 as the date to perform our annual goodwill impairment test. Goodwill is the only intangible asset with an indefinite useful life. Circumstances that could indicate impairment and require us to perform a quantitative impairment test include a significant decline in our financial results, a significant decline in our enterprise value relative to our net book value, a sustained decline in our stock price, or an unanticipated change in competition or our market share and a significant change in our strategic plans. As of December 31, 2021, we concluded that our fair value did not exceed our carrying value in our Indoor Intelligence reporting unit and an impairment charge of $14.8 million was recorded. At December 31, 2021, the fair value of the Saves reporting unit exceeded its carrying value by greater than 100%. There is no goodwill assigned to the Shoom reporting unit. Since December 31, 2021, the price of our common stock has declined significantly and may continue to fluctuate in future periods. A sustained decrease in the price of our common stock is one of the qualitative factors to be considered as part of an impairment test when evaluating whether events or changes in circumstances may indicate that it is more likely than not that a potential goodwill impairment exists. We will continue monitoring the analysis of the qualitative and quantitative factors used as a basis for the goodwill impairment test during fiscal year 2022. In performing the assessment, we performed a qualitative assessment and determined there were no indicators of impairment. To corroborate this conclusion, we compared our equity carrying value to our market capitalization and concluded that there was no goodwill impairment during the three months ended March 31, 2022. If the negative volatility of our market capitalization is sustained, it is possible that our remaining goodwill could become impaired, which could result in a material charge and adversely affect our results of operations.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2022 compared to the Three Months Ended March 31, 2021
The following table sets forth selected consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	For the Three Months Ended March 31,
	2022		2021
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	$ Change	% Change*
Revenues	$5,231	100%	$2,954	100%	$2,277	77%
Cost of revenues	$1,386	27%	$884	30%	$502	57%
Gross profit	$3,845	73%	$2,070	70%	$1,775	86%
Operating expenses	$13,909	266%	$14,490	491%	$(581)	(4)%
Loss from operations	$(10,064)	(192)%	$(12,420)	(420)%	$2,356	(19)%
Net income (loss)	$(11,557)	(221)%	$(12,539)	(424)%	$982	(8)%
Net income (loss) attributable to stockholders of Inpixon	$(11,211)	(214)%	$(12,557)	(425)%	$1,346	(11)%
*    Amounts used to calculate dollar and percentage changes are based on numbers in the thousands. Accordingly, calculations in this item, which may be rounded to the nearest hundred thousand, may not produce the same results.
Revenues
Revenues for the three months ended March 31, 2022 were $5.2 million compared to $2.95 million for the comparable period in the prior year for an increase of approximately $2.3 million, or approximately 77%. This increase is primarily attributable to the increase in Indoor Intelligence sales including the addition of the CXApp product line during the second quarter of 2021 and the addition of the IIoT product line in the fourth quarter of 2021.
Cost of Revenues
Cost of revenues for the three months ended March 31, 2022 were $1.4 million compared to $0.9 million for the comparable period in the prior year. This increase in cost of revenues of approximately $0.5 million, or approximately 57%, was primarily attributable to the increased sales during the quarter.

Gross Profit

The gross profit margin for the three months ended March 31, 2022 was 73% compared to 70% for the three months ended March 31, 2021.

Operating Expenses

Operating expenses for the three months ended March 31, 2022 were $13.9 million and $14.5 million for the comparable period ended March 31, 2021. This decrease of $0.6 million is primarily attributable to lower stock-based compensation and the benefit on the earnout payable due to the change in common share value offset by higher compensation, professional fees, infrastructure costs and amortization of intangibles primarily as a result of the entities acquired in 2021.
Loss From Operations
Loss from operations for the three months ended March 31, 2022 was $10.06 million as compared to $12.42 million for the comparable period in the prior year. This decrease in loss of approximately $2.4 million was primarily attributable to increased gross profit and lower operating costs as described above.
Other Income (Expense)
Other income/expense for the three months ended March 31, 2022 was a loss of $1.4 million compared to a loss of $0.1 million for the comparable period in the prior year. This increase in other loss of approximately $1.3 million is primarily attributable to the unrealized loss on the Sysorex shares.
Provision for Income Taxes
There is an income tax provision of approximately $0.1 million and $0.01 million for the three months ended March 31, 2022 and 2021, respectively. The income tax expense relates primarily to corporate income tax liabilities of Inpixon India.
Net Income (Loss) Attributable To Non-Controlling Interest
Net income (loss) attributable to non-controlling interest for the three months ended March 31, 2022 and 2021 was a loss of $346,000 and income of $18,000, respectively. This increase in loss of $364,000 was attributable to the loss of the Game Your Game entity.
Net Loss Attributable To Stockholders of Inpixon
Net loss attributable to stockholders of Inpixon three months ended March 31, 2022 was a loss of $11.21 million compared to a loss of $12.56 million for the comparable period in the prior year. This decrease in loss of approximately $1.3 million was primarily attributable to increased gross profit of $1.8 million, lower operating costs of $0.6 million and higher non-controlling interest of $0.4 million offset by the $1.5 million unrealized loss on the Sysorex shares.
Non-GAAP Financial information
EBITDA
EBITDA is defined as net income (loss) before interest, provision for (benefit from) income taxes, and depreciation and amortization. Adjusted EBITDA is used by our management as the matrix in which it manages the business. It is defined as EBITDA plus adjustments for other income or expense items, non-recurring items and non-cash stock-based compensation.
Adjusted EBITDA for the three months ended March 31, 2022 was a loss of $8.8 million compared to a loss of $5.6 million for the prior year period.

The following table presents a reconciliation of net income (loss) attributable to stockholders of Inpixon, which is our GAAP operating performance measure, to Adjusted EBITDA for the three months ended March 31, 2022 and 2021 (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Net income loss attributable to common stockholders	$(17,362)	$(12,557)
Adjustments:
Non-recurring one-time charges:
Loss on exchange of debt for equity	—	30
Provision for valuation allowance on held for sale loan	—	117
Unrealized loss on equity securities	1,503	—
Acquisition transaction/financing costs	121	470
Earnout compensation benefit	(2,827)	—
Accretion of series 7 preferred stock	4,555	—
Accretion of series 8 preferred stock	548	—
Deemed dividend for the modification related to series 8 preferred stock	2,627	—
Deemed contribution for the modification related to warrants issued in connection with series 8 preferred stock	(1,469)	—
Amortization premium- modification related to series 8 preferred stock	(110)	—
Professional service fees	8	349
Unrealized losses/(gains) on notes, loans, investments	89	(363)
Stock-based compensation - compensation and related benefits	1,533	5,096
Severance Costs	111	—
Interest (income)/expense, net	(2)	349
Income tax provision	100	9
Depreciation and amortization	1,806	943
Adjusted EBITDA	$(8,769)	$(5,557)
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
Proforma Non-GAAP Net Income (Loss) per Share
Basic and diluted net income (loss) per share for the three months ended March 31, 2022 was a loss of $0.13 compared to a loss of $0.16 for the prior year period. The decrease in loss per share in 2022 was attributable to the changes discussed in our results of operations.
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
Proforma non-GAAP net loss per basic and diluted common share for the three months ended March 31, 2022 was a loss of $0.07 per share compared to a loss of $0.08 per share for the prior year period.

The following table presents a reconciliation of net loss per basic and diluted share, which is our GAAP operating performance measure, to proforma non-GAAP net loss per share for the periods reflected (in thousands, except per share data):

	For the Three Months Ended March 31,
(thousands, except per share data)	2022	2021
Net loss attributable to common stockholders	$(17,362)	$(12,557)
Adjustments:
Non-recurring one-time charges:
Loss on the exchange of debt for equity	—	30
Provision for valuation allowance on held for sale loan	—	117
Unrealized loss on equity securities	1,503	—
Acquisition transaction/financing costs	121	470
Earnout compensation benefit	(2,827)	—
Accretion of series 7 preferred stock	4,555	—
Accretion of series 8 preferred stock	548	—
Deemed dividend for the modification related to series 8 preferred stock	2,627	—
Deemed contribution for the modification related to warrants issued in connection with series 8 preferred stock	(1,469)	—
Amortization premium- modification related to series 8 preferred stock	(110)	—
Professional service fees	8	349
Unrealized losses/(gains) on investments	89	(363)
Stock-based compensation - compensation and related benefits	1,533	5,096
Severance Costs	111	—
Amortization of intangibles	1,489	650
Proforma non-GAAP net loss	(9,184)	(6,208)
Proforma non-GAAP net loss per common share - Basic and Diluted	$(0.07)	$(0.08)
Weighted average basic and diluted common shares outstanding	138,502,493	78,942,697
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
Liquidity and Capital Resources as of March 31, 2022
Our current capital resources and operating results as of and through March 31, 2022, consist of:
1)an overall working capital surplus of approximately $74.3 million;
2)cash of approximately $60.9 million and short-term investments of approximately $15.0 million;
3)net cash used by operating activities for the three months ended March 31, 2022 of $15.3 million.
The breakdown of our overall working capital deficit is as follows (in thousands):

Working Capital	Assets	Liabilities	Net
Cash and cash equivalents	$60,852	$—	$60,852
Accounts receivable, net / accounts payable	3,454	1,066	2,388
Inventory	1,766	—	1,766
Short-term investments	15,035	—	15,035
Accrued liabilities	—	3,863	(3,863)
Operating lease obligation	—	619	(619)
Deferred revenue	—	4,133	(4,133)
Notes and other receivables / Short-term debt	284	2,411	(2,127)
Other	8,474	3,436	5,038
Total	$89,865	$15,528	$74,337

Contractual Obligations and Commitments

Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered during our course of business. Our contractual obligations consists of operating lease liabilities and acquisition liabilities that are included in our consolidated balance sheet and vendor commitments associated with agreements that are legally binding. As of March 31, 2022, the total obligation for operating leases is approximately $1.8 million, of which approximately $0.7 million is expected to be paid in the next twelve months. Our vendor commitments are approximately $0.5 million all of which is expected in the next twelve months. As of March 31, 2022, our obligation for acquisition liabilities is approximately $3.5 million of which approximately $3.4 million is expected to be paid in the next twelve months. In addition, any time during the Series 8 Redemption Period, each holder of our Series 8 Shares is entitled to require us to redeem all or part of the Series 8 Shares then held by such holder in cash for a redemption price per share equal to the Series 8 Redemption Amount. Any holder that elects to redeem its shares of Series 8 Preferred Stock will be required to forfeit 50% of the corresponding warrants held by such holder. The aggregate Redemption Amount that we may be required to pay is equal to $53.2 million (which may be increased to $58.5 million in the event of certain events of default) plus any accrued but unpaid dividends, liquidated damages and other costs, expenses, or amounts due in respect of the shares, to the extent applicable.
Promissory Notes
As of March 31, 2022, the Company owed approximately $2.4 million in principal under promissory notes with which is payable within the next twelve months inclusive of interest owed. The interest rate charged under the notes range from 8% to 10%. See Note 11 of the Notes to Consolidated Financial Statements included elsewhere in this quarterly Report.

Net cash used in operating activities during the three months ended March 31, 2022 of $15.3 million consists of a net loss of $11.6 million offset by non-cash adjustments of approximately $2.2 million less net cash changes in operating assets and liabilities of approximately $5.9 million. Although the Company has sustained significant losses during three months ended March 31, 2022, we raised net proceeds of approximately $46.9 million after placement agent commissions and other offering costs from the sale of our securities in connection with a registered direct offering. Given our current cash balances and budgeted cash flow requirements, the Company believes such funds are sufficient to satisfy its working capital needs, capital asset purchases, debt repayments and other liquidity requirements associated with its existing operations for the next 12 months from the issuance date of the financial statements. However, general economic or other conditions resulting from COVID 19 or other events materially may impact the liquidity of our common stock or our ability to continue to access capital from the sale of our securities to support our growth plans. Our business has been impacted by the COVID-19 pandemic and may continue to be impacted. While we have been able to continue operations remotely, we have and continue to experience supply chain cost increases and constraints and delays in the receipt of certain components of our products impacting delivery times for our products. We have also seen some impact in the demand of certain products and delays in certain projects and customer orders either because they require onsite services which could not be performed as a result of new rules and regulations resulting from the pandemic, customer facilities being partially or fully closed during the pandemic or because of the uncertainty of the customer’s financial position and ability to invest in our technology.

Despite these challenges, we were able to realize growth in revenue for the first quarter of 2022 when compared to the same period of 2021 as a result of an increase in sales associated with our indoor intelligence platform including the CXApp and Intranav acquisitions completed in April and December 2021 respectively. The total impact that COVID-19 will have on general economic conditions is continuously evolving and the impact it may continue to have on our results of operations continues to remain uncertain and there are no assurances that we will be able to continue to experience the same growth or not be materially adversely effected. The Company may continue to pursue strategic transactions and may raise such additional capital as needed, using our equity securities and/or cash and debt financings in combinations appropriate for each acquisition.
Liquidity and Capital Resources as of March 31, 2022 Compared With March 31, 2021
The Company’s net cash flows used in operating, investing and financing activities for the three months ended March 31, 2022 and 2021 and certain balances as of the end of those periods are as follows (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(15,319)	$(5,661)
Net cash used in investing activities	27,813	(43,321)
Net cash provided by financing activities	(4,103)	77,269
Effect of foreign exchange rate changes on cash	(19)	(10)
Net increase in cash and cash equivalents	$8,372	$28,277

	As of March 31, 2022	As of December 31, 2021
Cash and cash equivalents	$60,852	$52,480
Working capital surplus	$74,337	$78,831
Operating Activities for the three months ended March 31, 2022
Net cash used in operating activities during the three months ended March 31, 2022 was approximately $15.3 million. The cash flows related to the three months ended March 31, 2022 consisted of the following (in thousands):

Net income (loss)	$(11,557)
Non-cash income and expenses	2,163
Net change in operating assets and liabilities	(5,925)
Net cash used in operating activities	$(15,319)
The non-cash income and expense of approximately $2.2 million consisted primarily of the following (in thousands):

$1,806	Depreciation and amortization expenses (including amortization of intangibles) primarily attributable to the Shoom, AirPatrol, LightMiner, Locality, GTX, Jibestream, Systat, Ten Degrees, Nanotron, Game Your Game, Visualix, CXApp and IntraNav, which were acquired effective August 31, 2013, April 16, 2014, November 21, 2016, May 21, 2019, June 27, 2019, August 15, 2019, June 30, 2020, August 19, 2020, October 6, 2020, April 9, 2021, April 23, 2021, April 30, 2021, December 9, 2021 respectively.
169	Amortization of right of use asset
1,533	Stock-based compensation expense attributable, warrants, restricted stock grants and options issued as part of Company operations
(2,827)	Earnout payment expense
(167)	Unrealized gain/loss on note
1,503	Unrealized loss on equity securities
146	Other
$2,163	Total non-cash expenses
The net cash used in the change in operating assets and liabilities aggregated approximately $5.9 million and consisted primarily of the following (in thousands):

$(239)	Increase in accounts receivable and other receivables
(3,385)	Increase in inventory, other current assets and other assets
(1,345)	Decrease in accounts payable
(149)	Decrease in accrued liabilities, income tax liabilities and other liabilities
(141)	Decrease in operating lease liabilities
(666)	Decrease in deferred revenue
$(5,925)	Net cash used in the changes in operating assets and liabilities

Operating Activities for the three months ended March 31, 2021
Net cash used in operating activities during the three months ended March 31, 2021 was approximately $5.7 million. The cash flows related to the three months ended March 31, 2021 consisted of the following (in thousands):

Net income (loss)	$(12,539)
Non-cash income and expenses	6,237
Net change in operating assets and liabilities	641
Net cash used in operating activities	$(5,661)
The non-cash income and expense of approximately $6.2 million consisted primarily of the following (in thousands):

$943	Depreciation and amortization expenses (including amortization of intangibles) primarily attributable to the Shoom, AirPatrol, LightMiner, Locality, GTX, Jibestream, Systat, Ten Degrees and Nanotron, which were acquired effective August 31, 2013, April 16, 2014, November 21, 2016, May 21, 2019, June 27, 2019, August 15, 2019, June 30, 2020, August 19, 2020 and October 6, 2020, respectively.
181	Amortization of right of use asset
5,096	Stock-based compensation expense attributable to warrants and options issued as part of Company operations
30	Loss on exchange of debt for equity
224	Amortization of debt discount
117	Provision for the valuation allowance for held for sale loan
(363)	Related Party note, gain of foreign currency transaction
9	Income tax expense
$6,237	Total non-cash expenses
The net use of cash in the change in operating assets and liabilities aggregated approximately $0.6 million and consisted primarily of the following (in thousands):

$426	Decrease in accounts receivable and other receivables
(371)	Increase in inventory,other current assets and other assets
480	Increase in accounts payable
517	Increase in accrued liabilities and other liabilities
(176)	Decrease in operating lease liabilities
(235)	Decrease in deferred revenue
$641	Net use of cash used in the changes in operating assets and liabilities
Cash Flows from Investing Activities as of March 31, 2022 and 2021
Net cash flows used in investing activities during the three months ended March 31, 2022 was approximately $27.8 million compared to net cash flows used in investing activities during the three months ended March 31, 2021 of approximately $43.3 million. Cash flows related to investing activities during the three months ended March 31, 2022 include $0.08 million for the purchase of property and equipment, $0.1 million for investment in capitalized software, and $28.0 million of sales of treasury bills. Cash flows related to investing activities during the three months ended March 31, 2021 include $0.1 million for the purchase of property and equipment, $0.3 million investment in capitalized software, $42.1 million for the purchase of short term investments, and $0.9 million for cash paid for the Systat License Agreement.
Cash Flows from Financing Activities as of March 31, 2022 and 2021
Net cash flows used in financing activities during the three months ended March 31, 2022 was $4.1 million. Net cash flows provided by financing activities during the three months ended March 31, 2021 was $77.3 million. During the three months ended March 31, 2022, the Company received incoming cash flows of $46.9 million for the issuance of preferred stock and warrants, paid $49.3 million for the redemption of preferred series 7 stock, paid $1.8 million of the CXApp acquisition liability, and paid $0.3 million for the settlement of employee taxes on restricted stock. During the three months ended March 31, 2021, the Company received incoming cash flows of $77.9 million from the issuance of common stock, loaned $0.1 million to a related party, and paid a $0.5 million acquisition liability to the pre-acquisition shareholders of Locality.
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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company’s management determined that there were no material changes needed to internal controls as a result of the COVID-19 pandemic.

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

Item 1A.    Risk Factors

We face a number of significant risks and uncertainties in connection with our operations. Our business, results of operations and financial condition could be materially adversely affected by these risks. In addition to the risk factors set forth below and the other information set forth in this Form 10-Q, you should carefully consider the factors disclosed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 16, 2022, which report is incorporated by reference herein, all of which could materially affect our business, financial condition and future results.
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

The Company recorded $7.5 million for the release of the previously recorded valuation allowance related to the Sysorex Note, $1.6 million of interest income, and a gain on settlement of $49.8 million equal to the difference in the carry value of the Sysorex Note, including interest, and the value of the common stock and rights to acquire additional shares received in the settlement. As of March 31, 2022, the value of these securities decreased to approximately $0.3 millionas a result of the corresponding decrease in Sysorex's common stock price. Accordingly, a $1.5 million unrealized loss on the Sysorex note was included in the condensed consolidated statements of operations.

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

While we have regained compliance within the applicable time periods in the past but not in connection with the October 25, 2021 notice. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided a period of 180 calendar days, or until April 25, 2022, in which to regain compliance. In order to regain compliance with the minimum bid price requirement, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days during this 180-day period. In the event that we did not regain compliance within this 180-day period, we were eligible to seek an additional compliance period of 180 calendar days if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and provide written notice to Nasdaq of our intent to cure the deficiency during this second compliance period, by effecting a reverse stock split, if necessary. We provided Nasdaq written notice of our intention to cure the bid price deficiency during the second compliance period and on April 26, 2022, we received notice from Nasdaq that we were granted an additional 180 days, or until October 24, 2022 to regain compliance with this requirement. If we are not able to cure the deficiency prior to October 24, 2022, Nasdaq will provide notice to us that our common stock will be subject to delisting.

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

The shares of our Series 8 Shares are subject to a holder’s redemption right and requires us to maintain a minimum cash balance.

At any time beginning on October 1, 2022 and ending ninety (90) days thereafter, each holder of such shares may require us to redeem all or part of the Series 8 Shares then held by such holder in cash for a redemption price per share equal to the stated value plus all accrued but unpaid dividends thereon and all liquidated damages and other costs, expenses, or amounts due in respect of such shares (the “Series 8 Redemption Amount”), provided that in certain instances of our default more particularly described in the Series 8 Preferred Stock Certificate of Designation, the Redemption Amount is increased to 110% of the stated value plus all accrued but unpaid dividends thereon and all liquidated damages and other costs, expenses, or amounts due in respect of such shares. If we fail to pay the full Redemption Amount timely, we will be obligated to pay interest thereon at a rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law, accruing daily from the due date until the Redemption Amount and all interest thereon are paid in full. Until the earlier of the conversion or redemption of all shares of Series 8 Preferred Stock and January 1, 2023, we will maintain a cash balance (in the form of cash and cash equivalents equal to the sum of (i) the stated value of all of the Series 8 Preferred Stock then outstanding, (ii) the stated value of the Company’s Series 7 Convertible Preferred Stock then outstanding as set forth in the Series 7 Convertible Preferred Stock Certificate of Designation (provided, however, this will not apply following June 14, 2022), (iii) the aggregate amount of any debt (including trade payables), (iv) the aggregate stated value of any other equity securities that are issued that are senior to, or pari passu with, the Series 8 Preferred Stock and (v) the aggregate amount of monetary judgments with respect to the Company, any subsidiary or any of their respective property or assets.

The covenants of the Certificate of Designation of the Series 8 Shares may limit our operating and financial flexibility and hinder our ability to deploy capital.

Pursuant to the Certificate of Designation of the Series 8 Shares, until the earlier of the conversion or redemption of all Series 8 Shares and January 1, 2023, we have to maintain a cash balance (in the form of cash and cash equivalents equal to the sum of (i) the stated value of all of the Series 8 Shares then outstanding, (ii) the aggregate amount of any debt (including trade payables) and other securities that are issued that are senior to, or pari passu with, Series 8 Shares, and (iii) the aggregate amount of monetary judgments with respect to us and our subsidiaries or any of our respective property or assets. As such, the Certificate of Designation of the Series 8 Shares may significantly limit our ability to deploy capital which may leave us with may leave us with insufficient cash resources to operate our business.

If we are required to redeem the Series 8 Shares pursuant to the Certificate of Designation of the Series 8 Shares, our business, operating results, and financial condition would be adversely affected.

Pursuant to the Certificate of Designation of the Series 8 Shares, at any time beginning on October 1, 2022 and ending ninety (90) days thereafter, each holder of Series 8 Shares may require us to redeem all or part of such shares then held by such holder in cash for a redemption price per share equal to the stated value plus all accrued but unpaid dividends thereon and all liquidated damages and other costs, expenses, or amounts due in respect of such shares, provided that in certain instances of our default more particularly described in the Series 8 Preferred Stock Certificate of Designation, the such amount is increased to

110% of the stated value plus all accrued but unpaid dividends thereon and all liquidated damages and other costs, expenses, or amounts due in respect of such shares. In the event that we are required to redeem such Series 8 Shares this could have a material adverse effect on our business, financial condition, and results of operations.

The lasting effects of the COVID-19 pandemic could adversely affect our business, operations, financial condition and results of operations, and the extent to which the effects of the pandemic will impact our business, operations, financial condition and results of operations remains uncertain.

While the unprecedented challenges posed by the COVID-19 pandemic over the last few years is subsiding, there continue to be lasting effects that may continue to result in significant volatility and business and economic disruptions and uncertainty. We have taken steps to protect our employees and we continue to operate all of our services, but the extent to which the remaining effects of the pandemic will impact our business, operations, financial condition and results of operations is uncertain, and hard to predict and will depend on numerous evolving factors that we may not be able to control or predict, including:

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

    ●    any disruption of our supply chain and the impact of such disruptions on our suppliers or our ability to deliver products and services to our customers;

    ●    our continued ability to execute on business continuity plans for the maintenance of our critical internet infrastructure, to allow our employees to work remotely; and

    ●    any negative impact on the demand for our services and products resulting from the economic disruption caused by the pandemic and responses thereto.

If we are unable to successfully respond to and manage the lasting effects of the pandemic, and the resulting responses to it, our business, operations, financial condition and results of operations could be adversely impacted.

The impact of the the military conflict between Russia and Ukraine has resulted in an increase in the likelihood of supply chain constraints, contributed to inflation driving up the cost of material and labor required to make our products, the effects of which remains uncertain and may have a material adverse impact on our business, operations and financial condition.

The military conflict between Russia and Ukraine has increased the likelihood of supply interruptions which may hinder our ability to find the materials we need to make our products. Supply disruptions are making it harder for us to find favorable pricing and reliable sources for the materials we need, putting upward pressure on our costs and increasing the risk that we may be unable to acquire the materials and services we need to continue to make certain products. The wider implications of the conflict has contributed to inflation driving up the costs of labor and materials required to make our products.. The fluidity and continuation of the conflict may result in additional economic sanctions and other impacts which could have a negative impact on the Company’s financial condition, results of operations and cash flows, including decreased sales; supply chain and logistics disruptions; volatility in foreign exchange rates and interest rates; inflationary pressures on materials and labor; and heightened cybersecurity threats. The overall impact on our business of these events continues to remain uncertain and there are no assurances that we will be able to continue to experience the same growth or not be materially adversely effected.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

a)    Sales of Unregistered Securities

During the quarter ended March 31, 2022, the Company exchanged approximately $1.5 million of the outstanding principal and interest under the March 2020 10% Note Purchase Agreement and Promissory Note for 4,310,245 shares of the Company's common stock at exchange rates between $0.3020 and $0.4196 per share, in each case calculated in accordance with Nasdaq’s “minimum price” as defined by Nasdaq Listing Rule 5635(d).

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

INPIXON

Date: May 16, 2022	By:	/s/ Nadir Ali
Nadir Ali Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Wendy Loundermon
Wendy Loundermon Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1†	Stock Purchase Agreement, dated as of April 30, 2021, among Inpixon, Design Reactor, Inc., dba The CXApp, the sellers set forth on the signature page thereto and each other person who owns outstanding capital stock of The CXApp and executes a Joinder to Stock Purchase Agreement, and Leon Papkoff, as Sellers’ Representative	8-K	001-36404	2.1	May 6, 2021

2.2†	Share Sale and Purchase Agreement, dated as of December 8, 2021, between Nanotron Technologies GmbH and the Shareholders of IntraNav GmbH.	8-K	001-36404	2.1	December 13, 2021

2.3	Amendment to Stock Purchase Agreement, dated as of December 30, 2021, by and between Inpixon and Leon Papkoff, in his capacity as the Sellers’ Representative.	8-K	001-36404	2.1	December 30, 2021

3.1	Restated Articles of Incorporation.	S-1	333-190574	3.1	August 12, 2013

3.2	Certificate of Amendment to Articles of Incorporation (Increase Authorized Shares).	S-1	333-218173	3.2	May 22, 2017

3.3	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	April 10, 2014

3.4	Articles of Merger (renamed Sysorex Global).	8-K	001-36404	3.1	December 18, 2015

3.5	Articles of Merger (renamed Inpixon).	8-K	001-36404	3.1	March 1, 2017

3.6	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.2	March 1, 2017

3.7	Certificate of Amendment to Articles of Incorporation (authorized share increase).	8-K	001-36404	3.1	February 5, 2018

3.8	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	February 6, 2018

3.9	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	November 1, 2018

3.10	Certificate of Amendment to Articles of Incorporation, effective as of January 7, 2020 (Reverse Split).	8-K	001-36404	3.1	January 7, 2020

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.11	Certificate of Amendment to the Articles of Incorporation increasing the number of authorized shares of Common Stock from 250,000,000 to 2,000,000,000 filed with the Secretary of State of the State of Nevada on November 18, 2021	8-K	001-36404	3.1	November 19, 2021

3.12	Bylaws, as amended.	S-1	333-190574	3.2	August 12, 2013

3.13	Bylaws Amendment.	8-K	001-36404	3.2	September 13, 2021

3.14	Form of Certificate of Designation of Preferences, Rights and Limitations of Series 4 Convertible Preferred Stock.	8-K	001-36404	3.1	April 24, 2018

3.15	Certificate of Designation of Series 5 Convertible Preferred Stock, dated as of January 14, 2019.	8-K	001-36404	3.1	January 15, 2019

3.16	Series 7 Convertible Preferred Stock Certificate of Designation, filed with the Secretary of State of the State of Nevada and effective September 13, 2021	8-K	001-36404	3.1	September 15, 2021

3.17	Series 8 Convertible Preferred Stock Certificate of Designation, filed with the Secretary of State of the State of Nevada and effective March 22, 2022	8-K	001-36404	3.1	March 24, 2022

4.1	Form of Warrant	8-K	001-36404	4.1	March 22, 2022

10.1	Exchange Agreement, dated January 28, 2022, by and between Inpixon and the Warrant Holder	8-K	001-36404	10.1	January 28, 2022

10.2†	Form of Securities Purchase Agreement*.	8-K	001-36404	10.1	March 22, 2022

10.3	Form of Lock-up Agreement	8-K	001-36404	10.2	March 22, 2022

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.
						X

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.
						X

32.1#	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).					X
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