Form 10-Q
period 2022-06-30
INPIXON
filed 2022-08-15
CIK 1529113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001	161,984,389
(Class)	Outstanding at August 13, 2022

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

The results for the period ended June 30, 2022 are not necessarily indicative of the results of operations for the full year. These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our audited consolidated financial statements for the fiscal years December 31, 2021 and 2020 included in the annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2022.

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and par value data)

	As of June 30, 2022	As of December 31, 2021
	(Unaudited)	(Audited)
Assets

Current Assets
Cash and cash equivalents	$65,755	$52,480
Accounts receivable, net of allowances of $268 and $272, respectively	2,767	3,218
Other receivables	311	321
Inventory	1,581	1,976
Short-term investments	—	43,125
Note receivable	5,967	—
Prepaid expenses and other current assets	3,463	4,842

Total Current Assets	79,844	105,962

Property and equipment, net	1,348	1,442
Operating lease right-of-use asset, net	1,582	1,736
Software development costs, net	1,647	1,792
Investments in equity securities	582	1,838
Long-term investments	2,500	2,500
Intangible assets, net	30,126	33,478
Goodwill	—	7,672
Other assets	217	253

Total Assets	$117,846	$156,673
The accompanying notes are an integral part of these financial statements

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except number of shares and par value data)

	As of June 30, 2022	As of December 31, 2021
	(Unaudited)	(Audited)
Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$900	$2,414
Accrued liabilities	4,116	10,665
Operating lease obligation, current	600	643
Deferred revenue	3,638	4,805
Short-term debt	1,911	3,490
Acquisition liability	3,486	5,114

Total Current Liabilities	14,651	27,131

Long Term Liabilities
Operating lease obligation, noncurrent	1,022	1,108
Other liabilities, noncurrent	28	28
Acquisition liability, noncurrent	—	220

Total Liabilities	15,701	28,487

Commitments and Contingencies	—	—

Mezzanine Equity
Series 7 Convertible Preferred Stock - 58,750 shares authorized; zero and 49,250 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.	—	44,695
Series 8 Convertible Preferred Stock- 53,197.7234 shares authorized; 53,197.7234 and zero issued and outstanding as of June 30, 2022 and December 31, 2021, respectively. (Liquidation preference of $53,197,723)	48,158	—

Stockholders’ Equity
Preferred Stock -$0.001 par value; 5,000,000 shares authorized
Series 4 Convertible Preferred Stock - 10,415 shares authorized; 1 issued and 1 outstanding as of June 30, 2022 and December 31, 2021	—	—
Series 5 Convertible Preferred Stock - 12,000 shares authorized; 126 issued and 126 outstanding as of June 30, 2022 and December 31, 2021	—	—
Common Stock - $0.001 par value; 2,000,000,000 shares authorized; 155,105,962 and 124,440,924 issued and 155,105,961 and 124,440,923 outstanding as of June 30, 2022 and December 31, 2021, respectively.	155	124
Additional paid-in capital	334,436	332,639
Treasury stock, at cost, 1 share	(695)	(695)
Accumulated other comprehensive income	598	44
Accumulated deficit	(281,463)	(250,309)

Stockholders’ Equity Attributable to Inpixon	53,031	81,803

Non-controlling Interest	956	1,688

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except number of shares and par value data)

Total Stockholders’ Equity	53,987	83,491

Total Liabilities, Mezzanine Equity and Stockholders’ Equity	$117,846	$156,673
The accompanying notes are an integral part of these financial statements

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)
Revenues	$4,725	$3,453	$9,956	$6,407

Cost of Revenues	1,396	896	2,782	1,780

Gross Profit	3,329	2,557	7,174	4,627

Operating Expenses
Research and development	4,912	3,223	8,997	5,931
Sales and marketing	2,324	2,073	4,600	3,712
General and administrative	6,897	8,828	13,002	17,999
Acquisition-related costs	147	535	268	1,005
Impairment of goodwill	7,570	—	7,570	—
Amortization of intangibles	1,369	1,191	2,691	1,693

Total Operating Expenses	23,219	15,850	37,128	30,340

Loss from Operations	$(19,890)	(13,293)	(29,954)	$(25,713)

Other Income (Expense)
Interest income (expense), net	176	1,555	178	1,206
Loss on exchange of debt for equity	—	—	—	(30)
Recovery of valuation allowance on related party loan - held for sale	—	7,462	—	7,345
Other (expense)/income, net	(879)	125	(771)	511
Gain on related party loan - held for sale	—	49,817	—	49,817
Unrealized gain/(loss) on equity securities	247	(28,965)	(1,256)	(28,965)
Total Other Income (Expense)	(456)	29,994	(1,849)	29,884

Net (Loss) Income, before tax	(20,346)	16,701	(31,803)	4,171
Income tax benefit/(provision)	16	(2,195)	(84)	(2,204)
Net (Loss) Income	$(20,330)	14,506	(31,887)	$1,967

Net (Loss) Income Attributable to Non-controlling Interest	(458)	(253)	(804)	(235)

Net Loss Attributable to Stockholders of Inpixon	(19,872)	14,759	(31,083)	2,202
Accretion of Series 7 Preferred Stock	—	—	(4,555)	—
Accretion of Series 8 Preferred Stock	(6,237)	—	(6,785)	—
Deemed dividend for the modification related to Series 8 Preferred Stock	—	—	(2,627)	—
Deemed contribution for the modification related to Warrants issued in connection with Series 8 Preferred Stock	—	—	1,469	—
Amortization premium- modification related to Series 8 Preferred Stock	1,252	—	1,362	—
Net (Loss) Income Attributable to Common Stockholders	$(24,857)	$14,759	$(42,219)	$2,202

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

Net (Loss) Income Per Share - Basic	$(0.16)	$0.13	$(0.29)	$0.02
Net (Loss) Income Per Share - Diluted	$(0.16)	$0.13	$(0.29)	$0.02

Weighted Average Shares Outstanding

Basic	153,519,283	110,040,532	146,052,371	94,577,520
Diluted	153,519,283	110,041,378	146,052,371	94,591,619
The accompanying notes are an integral part of these financial statements

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)
Net (Loss) Income	$(20,330)	$14,506	$(31,887)	$1,967
Unrealized gain on available for sale debt securities	375	$—	375	—
Unrealized foreign exchange (loss) income from cumulative translation adjustments	282	52	180	(619)

Comprehensive (Loss) Income	$(19,673)	$14,558	$(31,332)	$1,348
The accompanying notes are an integral part of these financial statements

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands, except per share data)

	Series 7 Preferred Stock		Series 8 Preferred Stock		Series 4 Convertible Preferred Stock		Series 5 Convertible Preferred Stock		Common Stock			Additional Paid-In Capital		Treasury Stock				Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares		Amount			Shares		Amount
Balance - January 1, 2022	49,250	$44,695	—	$—	1	$—	126	$—	124,440,924		$124	$332,639		(1)		$(695)		$44	$(250,309)	$1,688	$83,491
Common shares issued for extinguishment of debt	—	—	—	—	—	—	—	—	4,310,245		4	1,496		—		—		—	—	—	$1,500
Stock options and restricted stock awards granted to employees for services	—	—	—	—	—	—	—	—	—		—	1,533		—		—		—	—	—	$1,533
Series 7 Preferred redeemed for cash	(49,250)	(49,250)	—	—	—	—	—	—	—		—	—	[1]	—		—		—	—	—	$—
Series 8 Preferred stock issued for cash	—	—	53,197.7234	41,577	—	—	—	—	—		—	5,329		—		—		—	—	—	$5,329
Accretion Discount- Series 7 Preferred Shares	—	4,555	—	—	—	—	—	—	—		—	(4,555)		—		—		—	—	—	$(4,555)
Accretion Discount- Series 8 Preferred Shares	—	—	—	548	—	—	—	—	—		—	(548)		—		—		—	—	—	$(548)
Deemed dividend for the modification related to Series 8 Preferred Stock	—	—	—	2,627	—	—	—	—	—		—	(2,627)		—		—		—	—	—	$(2,627)
Deemed contribution for the modification related to Warrants issued in connection with Series 8 Preferred Stock	—	—	—	(1,469)	—	—	—	—	—		—	1,469		—		—		—	—	—	$1,469
Amortization Premium- modification related to Series 8 Preferred Stock	—	—	—	(110)	—	—	—	—	—		—	110		—		—		—	—	—	$110
Restricted stock grants withheld for taxes	—	—	—	—	—	—	—	—	(960,106)		(1)	(335)		—		—		—	—	—	$(336)
Common shares issued for CXApp earnout	—	—	—	—	—	—	—	—	10,873,886		11	3,686		—		—		—	—	—	$3,697
Common shares issued for exchange of warrants	—	—	—	—	—	—	—	—	13,811,407		14	(14)		—		—		—	—	—	$—
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—		—	—		—		—		(102)	(15)	15	$(102)
Net loss	—	—	—	—	—	—	—	—	—		—	—		—		—		—	(11,211)	(346)	$(11,557)
Balance - March 31, 2022	—	—	53,197.7234	43,173	1	—	126	—	152,476,356		152	338,183		(1)		(695)		(58)	(261,535)	1,357	$77,404

Stock options and restricted stock awards granted to employees for services	—	—	—	—	—	—	—	—	—	—	—	741		—	—	—	—	—	—	—	$741
Common shares issued for extinguishment of debt	—	—	—	—	—	—	—	—	2,629,606		3	497		—		—		—	—	—	$500
Accretion Discount- Series 8 Preferred Shares	—	—	—	6,236	—	—	—	—	—		—	(6,236)		—	—	—	—	—	—	—	$(6,236)
Amortization Premium- modification related to Series 8 Preferred Stock	—	—	—	(1,251)	—	—	—	—	—		—	1,251		—	—	—	—	—	—	—	$1,251
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—		—	—		—	—	—		656	(56)	57	$657
Net loss	—	—	—	—	—	—	—	—	—		—	—		—		—		—	(19,872)	(458)	$(20,330)
Balance - June 30, 2022	—	$—	53,197.7234	$48,158	1	$—	126	$—	155,105,962		$155	$334,436		(1)		$(695)		$598	$(281,463)	$956	$53,987
The accompanying notes are an integral part of these financial statements
1

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands, except per share data)

	Series 7 Preferred Stock		Series 4 Convertible Preferred Stock		Series 5 Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance - January 1, 2021	—	—	1	$—	126	$—	53,178,462	$53	$225,613	(1)	$(695)	$660	$(180,992)	$41	$44,680
Common shares issued for registered direct offering	—	—	—	—	—	—	15,800,000	16	74,058	—	—	—	—	—	74,074
Common shares issued for extinguishment of debt	—	—	—	—	—	—	893,921	1	1,499	—	—	—	—	—	1,500
Common shares issued for cashless stock options exercised	—	—	—	—	—	—	4,977	—	—	—	—	—	—	—	—
Common shares issued for net proceeds from warrants exercised	—	—	—	—	—	—	31,505,088	32	3,747	—	—	—	—	—	3,779
Stock options granted to employees and consultants for services	—	—	—	—	—	—	—	—	5,096	—	—	—	—	—	5,096
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(671)	—	—	(671)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(12,557)	18	(12,539)

Balance - March 31, 2021	—	—	1	$—	126	$—	101,382,448	$102	$310,013	(1)	$(695)	$(11)	$(193,549)	$59	$115,919

Stock options and restricted stock awards granted to employees for services	—	—	—	—	—	—	—	—	2,053	—	—	—	—	—	2,053
Common shares issued for Game Your Game acquisition	—	—	—	—	—	—	1,179,077	1	1,402	—	—	—	—	—	1,403
Common shares issued for Visualix acquisition	—	—	—	—	—	—	369,563	—	429	—	—	—	—	—	429
Common shares issued for the CXApp	—	—	—	—	—	—	8,849,538	9	9,991	—	—	—	—	2,811	12,811
Common shares for cashless stock options exercised	—	—	—	—	—	—	414	—	—	—	—	—	—	—	—
Common shares issued for restricted stock grants	—	—	—	—	—	—	4,672,988	5	(5)	—	—	—	—	—	—
Taxes paid on stock based compensation	—	—	—	—	—	—	—	—	(1,687)	—	—	—	—	—	(1,687)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	63	(141)	130	52
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	14,759	(253)	14,506

Balance - June 30, 2021	—	—	1	$—	126	$—	116,454,028	$117	$322,196	(1)	$(695)	$52	$(178,931)	$2,747	$145,486
The accompanying notes are an integral part of these financial statements

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Six Months Ended June 30,
	2022	2021
Cash Flows Used in Operating Activities	(Unaudited)

Net (loss) income	$(31,887)	$1,967

Adjustment to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	650	625
Amortization of intangible assets	3,026	2,007
Amortization of right of use asset	353	370
Stock based compensation	2,274	7,149
Earnout expense valuation benefit	(2,827)	—
Loss on exchange of debt for equity	—	30
Amortization of debt discount	—	224
Amortization of original issued discount	(92)	—
Accrued interest income, related party	—	(1,627)
Unrealized gain on note	344	(490)
Recovery for valuation allowance for held for sale loan	—	(7,345)
Gain on settlement of related party promissory note and loan related party receivable	—	(49,817)
Deferred income tax	(1)	(4,507)
Unrealized loss on equity securities	1,256	28,965
Impairment of goodwill	7,570	—
Other	181	57

Changes in operating assets and liabilities:
Accounts receivable and other receivables	361	532
Inventory	285	(555)
Prepaid expenses and other current assets	1,357	(319)
Other assets	25	203
Accounts payable	(1,498)	(331)
Accrued liabilities	542	2,494
Income tax liabilities	(40)	6,711
Deferred revenue	(1,096)	(238)
Operating lease obligation	(327)	(364)
Other liabilities	—	96

Net Cash Used in Operating Activities	(19,544)	(14,163)

Cash Flows Used in Investing Activities
Purchase of property and equipment	(140)	(149)
Investment in capitalized software	(306)	(373)
Investments in short term investments	—	(2,000)
Purchase of convertible note	(5,500)	—
Purchases of treasury bills	—	(63,362)
Sales of treasury bills	43,001	28,000

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

Purchase of Systat licensing agreement	—	(900)
Acquisition of Game Your Game	—	184
Acquisition of CXApp	—	(15,186)
Acquisition of Visualix	—	(61)
Net Cash Provided By (Used in) Investing Activities	37,055	(53,847)

Cash From Financing Activities
Net proceeds from issuance of preferred stock and warrants	46,906	—
Net proceeds from issuance of common stock and warrants	—	77,853
Net proceeds from promissory note	364	—
Cash paid for redemption of preferred stock series 7	(49,250)	—
Taxes paid related to net share settlement of restricted stock units	(336)	(1,687)
Loans to related party	—	(117)
Repayment of CXApp acquisition liability	(1,847)	(137)
Repayment of acquisition liability to Nanotron shareholders	—	(467)
Repayment of acquisition liability to Locality shareholders	—	(500)
Net Cash (Used In) Provided By Financing Activities	(4,163)	74,945

Effect of Foreign Exchange Rate on Changes on Cash	(73)	(19)

Net Increase in Cash and Cash Equivalents	13,275	6,916

Cash and Cash Equivalents - Beginning of period	52,480	17,996

Cash and Cash Equivalents - End of period	$65,755	$24,912

Supplemental Disclosure of cash flow information:
Cash paid for:
Interest	$2	$1
Income Taxes	$100	$—

Non-cash investing and financing activities
Common shares issued for extinguishment of debt	$2,000	$1,500
Common shares issued for CXApp Earnout Payment	$3,697	$—
Common shares issued in exchange for warrants	$14	$—
Right of use asset obtained in exchange for lease liability	$284	$—
Settlement of Sysorex Note	$—	$7,462
Investment in equity securities	$—	$58,905
Common shares issued for CXApp acquisition	$—	$10,000
Common shares issued for Game Your Game acquisition	$—	$1,403
Common shares issued for Visualix asset acquisition	$—	$429
The accompanying notes are an integral part of these financial statements

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
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

Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results for the full year ending December 31, 2022. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the years ended December 31, 2021 and 2020 included in the annual report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 16, 2022.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
Note 3 - Summary of Significant Accounting Policies
The Company's complete accounting policies are described in Note 2 to the Company's audited consolidated financial statements and notes for the years ended December 31, 2021 and 2020.
Liquidity
As of June 30, 2022, the Company has a working capital surplus of approximately $65.2 million, and cash of approximately $65.8 million. For the three and six months ended June 30, 2022, the Company had a net loss of approximately $20.3 million and $31.9 million, respectively. During the six months ended June 30, 2022, the Company used approximately $19.5 million of cash for operating activities.

During the first quarter of 2022, the Company was required to redeem its Series 7 Preferred Stock for an aggregate amount of $49.3 million, however, on March 22, 2022, the Company entered into a Securities Purchase Agreement with certain institutional investors named therein, pursuant to which it sold in a registered direct offering (i) 53,197.7234 shares of Series 8 Convertible Preferred Stock and (ii) related warrants to purchase up to an aggregate of 112,778,720 shares of common stock. Each share of Series 8 Convertible Preferred Stock and the related warrants were sold at a subscription amount of $940, representing an original issue discount of 6% of the stated value of each share of Series 8 Convertible Preferred Stock for an aggregate subscription amount of $50.0 million. The net proceeds to the Company from this offering was $46.9 million after placement agent commissions and other offering costs. See further breakdown in Note 14 - Capital Raises.
On July 22, 2022, the Company entered into a note purchase agreement in an aggregate initial principal amount of $6.5 million for which in exchange for the Note, the company received $5.0 million. Additionally on July 22, 2022, the Company entered into an Equity Distribution Agreement under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $25 million. The Company is not obligated to make any sales of the Shares under the Sales Agreement and no assurance can be given that the Company will sell any Shares under the Sales Agreement, or if it does, as to the price or amount of Shares that the Company will sell, or the date on which any such sales will take place.
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
Certain global events, such as the continued impact of the pandemic, the recent military conflict between Russia and Ukraine, and other general economic factors that are beyond our control may impact our results of operations. These factors can include interest rates; recession; inflation; unemployment trends; the threat or possibility of war, terrorism or other global or national unrest; political or financial instability; and other matters that influence our customers spending. Increasing volatility in financial markets and changes in the economic climate could adversely affect our results of operation. We also expect that supply chain interruptions and constraints, and increased costs on parts, materials and labor may continue to be a challenge for our business. While we have been able to realize growth in the three and six months ended June 30, 2022 as compared to the same periods in 2021, the impact that these global events will have on general economic conditions is continuously evolving and the ultimate impact that they will have on our results of operations continues to remain uncertain. There are no assurances that we will be able to continue to experience the same growth or not be materially adversely effected.
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
Use of Estimates

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
Note 3 - Summary of Significant Accounting Policies (continued)
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
Our short-term investments are considered available for use in current operations, are classified as available-for-sale securities. Available for sale securities are carried at fair value, with an unrealized gains and losses included in the Other income (expense) line of the Condensed Consolidated Statements of Operations. The Company recorded unrealized losses of approximately $0.04 million and $0.12 million for the three and six months ended June 30, 2022, respectively. The Company recorded unrealized losses of approximately $0.06 million and $0.06 million for the three and six months ended June 30, 2021, respectively.
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
Investment in equity securities- fair value
Investment securities—fair value consist primarily of investments in equity securities and are carried at fair value in accordance with Accounting Standards Codification ("ASC") 321, Investments-Equity Securities (“ASC 321”). These securities are marked to market based on the respective publicly quoted market prices of the equity securities adjusted for liquidity. These securities transactions are recorded on a trade date basis. Any unrealized appreciation or depreciation on investment securities is reported in the Condensed Consolidated Statement of Operations within Unrealized Loss on Equity Securities. The Unrealized (gain) or loss

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
Note 3 - Summary of Significant Accounting Policies (continued)
on equity securities for the three and six months ended June 30, 2022 was approximately a gain of $0.2 million and loss of $1.3 million, respectively, and for the three and six months ended June 30, 2021 was a loss of approximately $29.0 million and $29.0 million, respectively.
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
Professional services are also contracted on the fixed fee and time and materials basis. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts including maintenance service provided by in house personnel, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
Note 3 - Summary of Significant Accounting Policies (continued)
obligations. Anticipated losses are recognized as soon as they become known. For the three months ended June 30, 2022 and 2021, the Company did not incur any such losses. These amounts are based on known and estimated factors.
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
Contract Balances
The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had deferred revenue of approximately $3.6 million and $4.8 million as of June 30, 2022 and December 31, 2021, respectively, related to cash received in advance for product maintenance services and professional services provided by the Company’s technical staff. The Company expects to satisfy its remaining performance obligations for these maintenance services and professional services, and recognize the deferred revenue and related contract costs over the next twelve months.
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

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
Note 3 - Summary of Significant Accounting Policies (continued)
The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. The fair value of the award is measured on the grant date and recognized over the period services are required to be provided in exchange for the award, usually the vesting period. Forfeitures of unvested stock options are recorded when they occur.
The Company incurred stock-based compensation charges of approximately $0.7 million and $2.1 million for the three months ended June 30, 2022 and 2021, respectively. The Company incurred stock-based compensation charges of approximately $2.3 million and $7.1 million for the six months ended June 30, 2022 and 2021, respectively, which are included in general and administrative expenses. Stock-based compensation charges are related to employee compensation and related benefits.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income attributable to common stockholders	$(24,857)	$14,759	$(42,219)	$2,202

Basic: Weighted -average number of shares outstanding	153,519,283	110,040,532	146,052,371	94,577,520
Plus: Incremental shares from assumed conversion of options	—	—	—	382
Incremental shares from assumed conversion of warrants	—	—	—	12,871
Incremental shares from assumed conversion of convertible preferred stock	—	846	—	846
Diluted Weighted-average number of shares outstanding	153,519,283	110,041,378	146,052,371	94,591,619

Earnings (loss) per Share- Basic	$(0.16)	$0.13	$(0.29)	$0.02
Earnings (loss) per Share- Diluted	$(0.16)	$0.13	$(0.29)	$0.02
The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the three months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Options	(649,377)	6,847,877	27,806,944	1,659,366
Warrants	(4)	49,398,428	130,321,966	44,398,428
Convertible preferred stock	—	—	112,779,566	—
Rights to common stock	—	—	3,938,424	—
Total	(649,381)	56,246,305	274,846,900	46,057,794
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

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
Note 3 - Summary of Significant Accounting Policies (continued)
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
Recently Issued and Adopted Accounting Standards
In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40)” (“ASU 2020-06”). ASU 2020-06 reduces the number of models used to account for convertible instruments, amends diluted EPS calculations for convertible instruments, and amends the requirements for a contract (or embedded derivative) that is potentially settled in an entity's own shares to be classified in equity. The amendments add certain disclosure requirements to increase transparency and decision-usefulness about a convertible instrument's terms and features. Under the amendment, the Company must use the if-converted method for including convertible instruments in diluted EPS as opposed to the treasury stock method. ASU 2020-06 is effective for annual reporting periods beginning after December 15, 2023 for smaller reporting companies as defined by the SEC. Early adoption is allowed under the standard with either a modified retrospective or full retrospective method. The Company early adopted ASU 2020-06 on January 1, 2022 using the modified retrospective method. As a result of Management’s evaluation, the adoption of ASU 2020-06 did not have a material impact on the consolidated financial statements.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Recurring revenue
Hardware	$—	$—	$—	$—
Software	2,380	1,662	4,690	3,122
Professional services	—	—	—	35
Total recurring revenue	$2,380	$1,662	$4,690	$3,157

Non-recurring revenue
Hardware	$875	$400	$1,696	$1,214
Software	397	297	765	608
Professional services	1,073	1,094	2,805	1,428
Total non-recurring revenue	$2,345	$1,791	$5,266	$3,250

Total Revenue	$4,725	$3,453	$9,956	$6,407

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenue recognized at a point in time
Indoor Intelligence (1)	$874	$400	$1,695	$1,214
Saves (1)	398	297	766	608
Shoom (1)	—	—	—	—
Total	$1,272	$697	$2,461	$1,822

Revenue recognized over time
Indoor Intelligence (2) (3)	$2,612	$1,869	$5,770	$2,672
Saves (3)	328	386	694	907
Shoom (3)	513	501	1,031	1,006
Total	$3,453	$2,756	$7,495	$4,585

Total Revenue	$4,725	$3,453	$9,956	$6,407
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
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
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

Note 5 – CXApp Acquisition
On March 3, 2022, we entered into a Second Amendment to that certain Stock Purchase Agreement, dated as of April 30, 2021 (the CXApp Stock Purchase Agreement"), by and among the Company, Design Reactor, Inc. (the "CXApp") and the holders of the outstanding capital stock of CXApp (the "Sellers") with the Sellers' Representative (as defined in the CXApp Stock Purchase Agreement), pursuant to which the parties agreed that withholding taxes payable by certain of the Sellers, as applicable, in connection with the issuance of the Earnout Shares (as defined in the CXApp Purchase Agreement) would be offset up to the aggregate amount payable to such Seller by the Company from the Holdback Amount (as defined in the CXApp Purchase Agreement) and the Holdback Amount would be reduced by an equal amount. On March 3, 2022, the Company issued 10,873,886 shares of common stock to the Sellers in connection with the satisfaction of the Earnout Payment (as defined in the CXApp Purchase Agreement). The fair market value of the Earnout Shares issued was lower than the fair market value of the Earnout Shares as of December 31, 2021, and therefore the Company recorded a benefit of $2.8 million for the six months ended June 30, 2022, which is included in the General and Administrative costs of the condensed consolidated statements of operations.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
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
The proforma financial information for Game Your Game, Visualix and IntraNav have not been presented as it is deemed immaterial.
The proforma financial information for the Company and the CXApp is as follows (in thousands):

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Revenues	$3,828	$8,527
Net income (loss) attributable to common stockholders	$14,875	$1,794
Net income (loss) per basic common share	$0.13	$0.02
Net income (loss) per diluted common share	$0.13	$0.02
Weighted average common shares outstanding:
Basic	112,957,969	100,444,630
Diluted	112,958,815	100,458,729

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
Note 7- Goodwill and Intangibles

Goodwill:

The following table summarizes the changes in the carrying amount of Goodwill for the six months ended June 30, 2022 (in thousands):

Segments	Acquisitions	Balance as of January 1, 2022	Goodwill additions through acquisitions	Valuation Measurement Period Adjustments	Exchange rate fluctuations as of June 30, 2022	Balance as of June 30, 2022
SAVES	Systat	$695	$—	$(695)	$—	$—
Indoor Intelligence	GTX	1	—	(1)	—	—
	Nanotron	1,119	—	(1,035)	(84)	—
	Jibestream	480	—	(474)	(6)	—
	CXApp	5,066	—	(5,066)	—	—
	Game Your Game	152	—	(152)	—	—
	IntraNav	159	—	(147)	(12)	—
	Total	$7,672	$—	$(7,570)	(102)	$—

The Company reviews goodwill for impairment on a reporting unit basis on December 31 of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The Company's goodwill balance and other assets with indefinite lives were evaluated for potential goodwill impairment on a reporting unit basis during the period ended June 30, 2022 as certain indications on a qualitative and a quantitative basis were identified that an impairment exists as of the reporting date primarily from a sustained decrease in their stock price.

The Company utilized a mix of both the income and market approaches in determining the fair value of the reporting units. The Company noted that 50% weight was attributed to the income approach and 50% was attributed to the market approach. During the period ended June 30, 2022, the Company recognized approximately $7.6 million of goodwill impairment on Systat, GTX, Nanotron, Jibestream, CXApp, Game Your Game, and IntraNav. As of June 30, 2022, the Company's cumulative impairment charges are approximately $31.0 million with approximately $29.1 million related to the Indoor Intelligence reporting unit, approximately $1.2 million related to the Shoom reporting unit and approximately $0.7 million related to the SAVES reporting unit. As of December 31, 2021, the Company's cumulative goodwill impairment charges were approximately $23.4 million with approximately $22.2 million related to the Indoor Intelligence reporting unit and approximately $1.2 million related to the Shoom reporting unit.

Intangibles assets at June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

Note 7- Goodwill and Intangibles (continued)

	Gross Carrying Amount		Accumulated Amortization Amount		Remaining Weighted Average Useful Life
	June 30,	December 31,	June 30,	December 31,
	2022	2021	2022	2021
IP Agreement	$158	$172	$(70)	$(54)	2.25
Trade Name/Trademarks	3,585	3,602	(1,031)	(662)	3.80
Webstores & Websites	404	404	(191)	(123)	1.58
Customer Relationships	9,152	9,294	(2,096)	(1,440)	5.42
Developed Technology	21,959	22,175	(4,180)	(3,010)	8.04
Non-compete Agreements	4,255	4,786	(1,819)	(1,666)	1.98
Totals	$39,513	$40,433	$(9,387)	$(6,955)

Amortization Expense:

Amortization expense for the three and six months ended June 30, 2022 was approximately $1.5 million and $3.0 million, respectively, and for the three and six months ended June 30, 2021 was approximately $1.4 million and $2.0 million, respectively.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

Note 7- Goodwill and Intangibles (continued)

Future amortization expense on intangibles assets is anticipated to be as follows (in thousands):

Amount
December 31, 2022 (for 6 months)	$3,065
December 31, 2023	5,925
December 31, 2024	4,981
December 31, 2025	4,355
December 31, 2026 and thereafter	11,800
$30,126
Note 8 - Inventory
Inventory as of June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	As of June 30, 2022	As of December 31, 2021
Raw materials	$170	$163
Work-in-process	457	539
Finished goods	954	1,274
Inventory	$1,581	$1,976

Note 9 - Investments in Equity Securities

Investment securities—fair value consist of investments in the Company’s investment in shares and rights of equity securities. The composition of the Company’s investment securities—fair value was as follows (in thousands):

	As of June 30, 2022
	Cost	Fair Value
Investments in equity securities- fair value
Equity shares	$47,841	$473
Equity rights	11,064	109
Total investments in equity securities- fair value	$58,905	$582

For the three months ended June 30, 2022 and 2021, the Company recognized a net unrealized (gain) loss on equity securities of $(0.2) million and $29.0 million, respectively, and $1.3 million and $29.0 million for the six months ended June 30, 2022 and 2021, respectively, in the other income/expense section of the condensed consolidated statements of operations.

Note 10 - Investments in Debt Securities

On April 27, 2022, the Company purchased a 10% convertible note in aggregate principal amount of $6.1 million for a purchase price of $5.5 million from FOXO Technologies Inc. (“FOXO”). Interest on the convertible note accrues at 12% per annum. The term of the convertible note is twelve months, however FOXO has the ability to extend the maturity date for an additional 3 months. The convertible note is subject to certain conversion features which include qualified financing, and/or qualified transaction, as defined in the securities purchase agreement. The Company can voluntarily convert the note after 270 days. The note will be required to convert upon FOXO completing a qualified offering.

The convertible note receivable is not traded in active markets and fair value was determined using a present value technique. The convertible note receivable is accounted for as available-for-sale debt securities based on “Level 3” inputs, which consist of

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

unobservable inputs and reflect management’s estimates of assumptions that market participants would use in pricing the asset, with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income (loss).

Note 11 - Other Long Term Investments
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
The Company generally records its share of earnings in its equity method investments using a three-month lag methodology and within net investment income. During the period January 1, 2021 to December 31, 2021 and January 1, 2022 to June 30, 2022, CVH had no operating results as CVH is a holding company. CVH only contains units and has not been allocated shares of the SPAC, therefore CVH is not allocating any portion of income or expense incurred by the SPAC. As such, there was no share of earnings recognized by the Company in its statement of operations on its proportional equity investment.
The following component represents components of Other long-term investments as of June 30, 2022:

	Ownership interest as of June 30,
	2022	Instrument Held
Investee
CVH LLC Class A	14.1%	Units
CVH LLC Class B	38.4%	Units
Inpixon’s investment in equity method eligible entities are represented on balance sheet as an asset of $2.5 million as of June 30, 2022 and December 31, 2021. Ownership interest in equity method eligible entities did not change from the year ended December 31, 2021 to June 30, 2022.

Note 12 - Accrued Liabilities

Accrued liabilities as of June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	As of June 30, 2022	As of December 31, 2021
Accrued compensation and benefits	$1,391	$8,027
Accrued interest expense	1,174	1,012
Accrued bonus and commissions	832	597
Accrued other	580	707
Accrued sales and other indirect taxes payable	139	322
	$4,116	$10,665

Note 13 - Debt
Debt as of June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

Note 13- Debt (continued)

Short-Term Debt	Maturity	June 30, 2022	December 31, 2021
March 2020 10% Note	3/18/2023	$1,308	$3,251
Third Party Note Payable	12/31/2022	$603	239
Total Short-Term Debt		$1,911	$3,490
Interest expense on the short-term debt totaled approximately $0.1 million and $1.4 million for the three months ended June 30, 2022 and 2021, respectively, and approximately $0.2 million and $2.0 million for the six months ended June 30, 2022 and 2021, respectively, which was amortized to interest expense from the combined amortization of deferred financing costs and note discounts recorded at issuance for the Short Term Debt.

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

On February 11, 2021, the Company entered into an exchange agreement with Iliad, pursuant to which the Company and Iliad agreed to: (i) partition a new promissory note in the form of the March 2020 10% Note equal to $1.5 million and then cause the outstanding balance of the March 2020 10% Note to be reduced by $1.5 million; and (ii) exchange the partitioned note for the delivery of 893,921 shares of the Company’s common stock, at an effective price per share equal to $1.678. The Company analyzed the exchange of the principal under the March 2020 10% Note as an extinguishment and compared the net carrying value of the debt being extinguished to the reacquisition price (shares of common stock being issued) and recorded approximately a $30,000 loss on the exchange of debt for equity as a separate item in the other income/expense section of the condensed consolidated statements of operations for six months ended June 30, 2021.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

Note 13- Debt (continued)

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
On May 17, 2022, the Company entered into an exchange agreement with Iliad, pursuant to which the Company and Iliad agreed to: (i) partition a new promissory note in the form of the March 2020 10% Note equal to approximately $0.3 million and then cause the outstanding balance of the March 2020 10% Note to be reduced by approximately $0.3 million; and (ii) exchange the partitioned note for the delivery of 1,144,164 shares of the Company’s common stock, at an effective price per share equal to $0.22. The Company analyzed the exchange of the principal under the March 2020 10% Note as an extinguishment and compared the net carrying value of the debt being extinguished to the reacquisition price (shares of common stock being issued) and there was no loss on the exchange for debt for equity.
On May 31, 2022, the Company entered into an exchange agreement with Iliad, pursuant to which the Company and Iliad agreed to: (i) partition a new promissory note in the form of the March 2020 10% Note equal to approximately $0.3 million and then cause the outstanding balance of the March 2020 10% Note to be reduced by approximately $0.3 million; and (ii) exchange the partitioned note for the delivery of 1,485,442 shares of the Company’s common stock, at an effective price per share equal to $0.17. The Company analyzed the exchange of the principal under the March 2020 10% Note as an extinguishment and compared the net carrying value of the debt being extinguished to the reacquisition price (shares of common stock being issued) and there was no loss on the exchange for debt for equity.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

Note 13- Debt (continued)

Third Party Note Payable

Game Your Game entered into promissory notes with an individual whereby it received approximately $0.2 million on October 29, 2021, approximately $0.2 million on January 18, 2022, and approximately $0.1 million on March 22, 2022 for funding of outside liabilities and working capital needs. All of the promissory notes have a interest rate of 8% and are due on or before December 31, 2022. As of June 30, 2022, the balance owed under the notes was $0.6 million.
Note 14 - Capital Raises
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
On September 13, 2021, the Company entered into a securities purchase agreement with certain institutional investors named therein, pursuant to which the Company sold in a registered direct offering (i) 58,750 shares of Series 7 Convertible Preferred Stock and (ii) related warrants to purchase up to an aggregate of 47,000,000 shares of common stock. Each share of Series 7 Convertible Preferred Stock and the related Warrants were sold at a subscription amount of $920, representing an original issue discount of 8% of the stated value of each share of Series 7 Convertible Preferred Stock for an aggregate subscription amount of $54.1 million. In connection with this offering, the Company filed a Certificate of Designation for the Series 7 Convertible Preferred Stock with the Nevada Secretary of State. The Company has authorized the issuance of 5,000,000 shares of preferred stock, of which 49,250 shares were issued and outstanding as of June 30, 2022. Each share of Series 7 Convertible Preferred Stock has a par value of $0.001 per share and stated value of $1,000 per share. The shares of Series 7 Convertible Preferred Stock are convertible into shares of the Company’s common stock, at a conversion price of $1.25 per share. Each share of Series 7 Convertible Preferred Stock is entitled to receive cumulative dividends, payable in the same form as dividends paid on shares of the Company’s common stock. At any time beginning on the 6-month anniversary of the date the shares of Series 7 Convertible Preferred Stock are issued and ending 90 days thereafter, the holders of the Series 7 Convertible Preferred Stock have the right to redeem all or part of the shares held by such holder in cash for the redemption price equal to the stated value of

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

Note 14- Capital Raises (continued)

such share, plus all accrued but unpaid dividends thereon and all liquidated damages and other costs, expenses or amounts due. Upon redemption, the holder of the Series 7 Convertible Preferred Stock will forfeit 75% of the warrants issued in connection therewith. The holders of the Series 7 Convertible Preferred Stock are entitled to vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the stockholders of the Company.The Series 7 Convertible Preferred Stock and related warrants subject to forfeiture are recorded as Mezzanine Equity in the accompanying balance sheets as the holder has the option to redeem these shares for cash and the warrants are an embedded feature for the Series 7 Convertible Preferred Stock. The remaining warrants that are not subject to forfeiture are recorded within Stockholders' Equity as the remaining warrants are classified as freestanding instruments The aggregate net proceeds from the offering, after deducting the placement agent fees and other estimated offering expenses, were approximately $50.6 million. See Note 15 for Preferred Stock and Note 19 for Warrant details.
On March 22, 2022, the Company entered into a Securities Purchase Agreement with certain institutional investors named therein, pursuant to which the Company sold in a registered direct offering (i) 53,197.7234 shares of Series 8 Convertible Preferred Stock and (ii) related warrants to purchase up to an aggregate of 112,778,720 shares of common stock. Each share of Series 8 Convertible Preferred Stock and the related Warrants were sold at a subscription amount of $940, representing an original issue discount of 6% of the stated value of each share of Series 8 Convertible Preferred Stock for an aggregate subscription amount of $50.0 million. In connection with this offering, the Company filed a Certificate of Designation for the Series 8 Convertible Preferred Stock with the Nevada Secretary of State. Each share of Series 8 Convertible Preferred Stock has a par value of $0.001 per share and stated value of $1,000 per share. The shares of Series 8 Convertible Preferred Stock are convertible into shares of the Company’s common stock, at a conversion price of $0.4717 per share. Each share of Series 8 Convertible Preferred Stock is entitled to receive cumulative dividends, payable in the same form as dividends paid on shares of the Company’s common stock. At any time beginning on October 1, 2022 and ending ninety 90 days thereafter, the holders of the Series 8 Convertible Preferred Stock have the right to redeem all or part of the shares held by such holder in cash for the redemption price equal to the stated value of such share, plus all accrued but unpaid dividends thereon and all liquidated damages and other costs, expenses or amounts due. Upon redemption, the holder of the Series 8 Convertible Preferred Stock will forfeit 50% of the warrants issued in connection therewith. The holders of the Series 8 Convertible Preferred Stock shall vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the stockholders of the Company. The Series 8 Convertible Preferred Stock and related warrants subject to forfeiture are recorded as Mezzanine Equity in the accompanying balance sheets as the holder has the option to redeem these shares for cash and the warrants are an embedded feature for the Series 8 Convertible Preferred Stock. The remaining warrants that are not subject to forfeiture are recorded within Stockholders' Equity as the remaining warrants are classified as freestanding instruments containing a total value of $5.6 million. The aggregate net proceeds from the offering, after deducting the placement agent fees and other estimated offering expenses, were approximately $46.9 million. See Note 15 for Preferred Stock and Note 19 for Warrant details.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

Note 15 - Common Stock
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
During the three months ended June 30, 2022, the Company issued 2,629,606 shares of common stock under exchange agreements to settle outstanding balances totaling approximately $0.5 million under partitioned notes. See Note 13 .

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

As of June 30, 2022, there was 1 share of Series 4 Preferred outstanding.

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

As of June 30, 2022, there were 126 shares of Series 5 Convertible Preferred Stock outstanding.

Series 7 Convertible Preferred Stock

On September 13, 2021, the Company filed a Certificate of Designation with the Secretary of State of the State of Nevada, amending the Company’s Articles of Incorporation, as amended, to establish the Series 7 Convertible Preferred Stock, consisting of 58,750 authorized shares, $0.001 par value per share and $1,000 stated value per share. The holders of the Series 7 Convertible Preferred Stock have full voting rights and powers, except as otherwise required by the Articles of Incorporation, as amended, or applicable law. The holders of Series 7 Convertible Preferred Stock are entitled to vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the stockholders of the Company. Each holder of the Series 7 Convertible Preferred Stock is entitled to the number of votes equal to the number of shares of common

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

Note 16- Preferred Stock (continued)
stock into which the Series 7 Convertible Preferred Stock then held by such holder could be converted on the record date for the vote which is being taken, provided, however, that the voting power of a holder together with its Attribution Parties (as defined in the Certificate of Designation), may not exceed 19.99% (or such greater percentage allowed by the Nasdaq Listing Rules without any shareholder approval requirements). The Series 7 Convertible Preferred Stock is convertible into the number of shares of common stock, determined by dividing the aggregate stated value of the Series 7 Convertible Preferred Stock of $1,000 per share to be converted by $1.25.
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
As of June 30, 2022 there were 0 shares of Series 7 Convertible Preferred stock outstanding.
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
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
Note 17- Authorized Share Increase
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
The aggregate number of shares that may be awarded under the 2018 Plan as of June 30, 2022 is 46,000,000. As of June 30, 2022, 31,029,530 of stock options and restricted stock were granted to employees, directors and consultants of the Company (including 1 share outside of our plan and 70 under our 2011 Plan) and 14,970,541 options were available for future grant under the 2018 Plan.
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
During the six months ended June 30, 2022, the Company granted options under the 2018 Plan for the purchase of 9,945,000 shares of common stock to employees and consultants of the Company. These options are 100% vested or vest pro-rata over 12 or 48 months, have a life of ten years and an exercise price of $0.53 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the awards was determined to be approximately $1.8 million. The fair value of the common stock as of the grant date was determined to be $0.53 per share.
During the three months ended June 30, 2022 and 2021, the Company recorded a charge for the amortization of stock options of approximately $0.7 million and $0.3 million, respectively, and approximately $1.6 million and $0.8 million for the six months ended June 30, 2022 and 2021, respectively, which is included in the general and administrative section of the condensed consolidated statement of operations.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
Note 18 - Stock Award Plans and Stock-Based Compensation (continued)
As of June 30, 2022, the fair value of non-vested stock options totaled approximately $3.8 million, which will be amortized to expense over the weighted average remaining term of 1.13 years.
See below for a summary of the stock options granted under the 2011 and 2018 plans:

	2011 Plan	2018 Plan	Non Plan	Total
Beginning balance as of January 1, 2022	73	18,882,229	1	18,882,303
Granted	—	9,945,000	—	9,945,000
Exercised	—	—	—	—
Expired	(3)	(228,914)	—	(228,917)
Forfeited	—	(791,442)	—	(791,442)
Ending balance as of June 30, 2022	70	27,806,873	1	27,806,944
The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. Key weighted-average assumptions used to apply this pricing model during six months ended June 30, 2022 were as follows:

For the Six Months Ended June 30, 2022
Risk-free interest rate	1.50%
Expected life of option grants	5 years
Expected volatility of underlying stock	37.24%
Dividends assumption	--
The expected stock price volatility for the Company’s stock options was determined by the historical volatility for industry peers and used an average of those volatility. The Company attributes the value of stock-based compensation to operations on the straight-line single option method. Risk free interest rates were obtained from U.S. Treasury rates for the applicable periods. The dividends assumptions was $0 as the Company historically has not declared any dividends and does not expect to.
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
During the three months ended June 30, 2022 and 2021, the Company recorded a charge of $0.04 million and $1.7 million, respectively, and $0.7 million and $6.3 million for the six months ended June 30, 2022 and 2021, respectively, for the amortization of vested restricted stock awards.
The following table summarizes restricted stock based award activity granted:

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
Note 18 - Stock Award Plans and Stock-Based Compensation (continued)

Restricted Stock Grants
Beginning balance as of January 1, 2022	4,182,692
Granted	—
Exercised	—
Expired	—
Forfeited	(960,106)
Ending balance as of June 30, 2022	3,222,586

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
On February 16, 2021, Inpixon entered into a securities purchase agreement (the "February 16, 2021 Securities Purchase Agreement") with an institutional investor named therein (the “Investor”), pursuant to which the Company agreed to issue and

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
Note 19 - Warrants (continued)
sell, in a registered direct offering, 3,000,000 shares of the Company’s common stock, par value 0.001 per share, and warrants to purchase up to 9,950,250 shares of common stock (the “Purchase Warrants”) at a combined offering price of $2.01 per share. The Purchase Warrants have an exercise price of $2.01 per share. Each Purchase Warrant is exercisable for one share of common stock and will be immediately exercisable and will expire five years from the issuance date.
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

Note 20- Income Taxes
There is an income tax benefit of approximately $0.02 million and income tax expense of $2.2 million for the three months ended June 30, 2022 and 2021, respectively. There is an income tax expense of approximately $0.1 million and $2.2 million for the six months ended June 30, 2022 and 2021, respectively.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

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
The Company maintains cash deposits with financial institutions, which, from time to time, may exceed federally insured limits. Cash is also maintained at foreign financial institutions for its Canadian subsidiary, UK subsidiary, German subsidiaries and its majority-owned India subsidiary. Cash in foreign financial institutions as of June 30, 2022 and December 31, 2021 was immaterial. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash.
The following table sets forth the percentages of revenue derived by the Company from those customers, which accounted for at least 10% of revenues during the three and six months ended June 30, 2022 and 2021 (in thousands):

	For the Three Months Ended June 30, 2022		For the Three Months Ended June 30, 2021
	$	%	$	%
Customer B	349	7%	316	9%

	For the Six Months Ended June 30, 2022		For the Six Months Ended June 30, 2021
	$	%	$	%
Customer B	693	7%	630	10%
As of June 30, 2022, two customers represented approximately 18% of total accounts receivable. As of June 30, 2021, there were no customers that exceeded 10% of total accounts receivable.
As of June 30, 2022, two vendors represented approximately 23% of total gross accounts payable. Purchases from these vendors during the six months ended June 30, 2022 was approximately $0.4 million. As of June 30, 2021, two vendors represented approximately 23% of total gross accounts payable. Purchases from these vendors during the six months ended June 30, 2021 was approximately $0.4 million.
For the six months ended June 30, 2022, one vendors represented approximately 33% of total purchases. For the six months ended June 30, 2021, three vendors represented approximately 23%, 16%, and 12% of total purchases.
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

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
Note 21 - Credit Risk and Concentrations (continued)
Revenues and gross profit segments consisted of the following (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenue by Segment
Indoor Intelligence	$3,487	$2,269	$7,466	$3,886
Saves	726	683	1,460	1,515
Shoom	512	501	1,030	1,006
Total segment revenue	4,725	3,453	$9,956	$6,407

Gross profit by Segment
Indoor Intelligence	$2,413	$1,662	$5,344	$2,676
Saves	482	466	974	1,099
Shoom	434	429	856	852
Gross profit by Segment	$3,329	$2,557	$7,174	$4,627

Income (loss) from operations by Segment
Indoor Intelligence	$(18,958)	$(13,289)	$(28,991)	$(25,873)
Saves	(1,105)	(229)	(1,358)	(296)
Shoom	173	225	395	456
Income (loss) from operations by Segment	$(19,890)	$(13,293)	$(29,954)	$(25,713)
The reporting package provided to the Company's CODM does not include the measure of assets by segment as that information isn't reviewed by the CODM when assessing segment performance or allocating resources.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
Note 22 - Fair Value of Financial Instruments
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
The Company's assets measured at fair value consisted of the following at June 30, 2022 and December 31, 2021:

	Fair Value at June 30, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$—	$—	$—	$—
Investments in equity securities	582	—	—	582
Investments in debt securities	5,967	$—	$—	$5,967
Total assets	$6,549	$—	$—	$6,549

	Fair Value at December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$43,125	$43,125	$—	$—
Investments in equity securities	1,838	—	—	1,838
Total assets	$44,963	$43,125	$—	$1,838
The following is a discussion of the valuation methodologies used for the Company’s assets measured at fair value.

Short-term investments represent U.S. treasury bills with maturities greater than three months. The fair value of the U.S. treasury bills are based on quoted market prices in active markets and are included in the Level 1 fair value hierarchy. The market for U.S. treasury bills is an actively traded market given the high level of daily trading volume. All U.S. treasury bills were sold by the Company during the period ended June 30, 2022.

Investments in equity securities are marked to market based on the respective publicly quoted market prices of the equity securities adjusted for liquidity. The fair value was determined using a pricing model with certain significant unobservable market data inputs.

Investments in debt securities are valued using an option pricing model under the income approach methodology as the investment does not have observable inputs of identical or comparable instruments.

The following table is a reconciliation of assets for Level 3 investments for which significant unobservable inputs were used to determine fair value For the Six Months Ended June 30, 2022:

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

Level 3
Level 3 Investments
Balance at January 1, 2022	$1,838
Transfers in - FOXO Technologies, Inc. convertible note	6,050
FOXO Technologies, Inc. - Original issue discount	(550)
FOXO Technologies, Inc. - Amortization of original issue discount	92
Unrealized loss on equity securities	(1,256)
Unrealized gain on debt securities	375
Balance at June 30, 2022	$6,549

The following table is a reconciliation of assets for Level 3 investments for which significant unobservable inputs were used to determine fair value for the six months ended June 30, 2021:

Level 3
Level 3 Investments
Balance at January 1, 2021	$—
Transfers in- Sysorex Securities Settlement Agreement
Benefit (provision for valuation allowance on related party loan - held for sale	7,461
Interest income (expense), net	1,627
Gain on related party loan held for sale	49,817
Unrealized loss on equity securities	(28,965)
Balance at June 30, 2021	$29,940

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

Note 23 - Foreign Operations
The Company’s operations are located primarily in the United States, Canada, India, Germany, Ireland, Philippines, and the United Kingdom. Revenues by geographic area are attributed by country of domicile of our subsidiaries. The financial data by geographic area are as follows (in thousands):

	United States	Canada	India	Germany	United Kingdom	Ireland	Philippines	Eliminations	Total
For the Three Months Ended June 30, 2022:
Revenues by geographic area	$3,144	$616	$285	$1,023	$125	$2	$—	$(470)	$4,725
Operating (loss) income by geographic area	$(15,575)	$(1,799)	$17	$(2,428)	$44	$(131)	$(27)	$9	$(19,890)
Net (loss) income by geographic area	$(15,061)	$(2,460)	$76	$(2,639)	$45	$(263)	$(28)	$—	$(20,330)
For the Three Months Ended June 30, 2021:
Revenues by geographic area	$2,395	$706	$223	$514	$91	$—	$—	$(476)	$3,453
Operating (loss) income by geographic area	$(11,030)	$(1,252)	$(62)	$(883)	$12	$(78)	$—	$—	$(13,293)
Net (loss) income by geographic area	$16,706	$(1,230)	$(63)	$(839)	$14	$(82)	$—	$—	$14,506
For the Six months ended June 30, 2022:
Revenues by geographic area	$6,855	$1,217	$682	$1,971	$243	$5	$—	$(1,017)	$9,956
Operating (loss) income by geographic area	$(22,974)	$(3,075)	$127	$(3,768)	$56	$(292)	$(27)	$(1)	$(29,954)
Net (loss) income by geographic area	$(23,930)	$(3,599)	$88	$(4,012)	$59	$(466)	$(28)	$1	$(31,887)
For the Six Months Ended June 30, 2021:
Revenues by geographic area	$4,056	$1,461	$664	$1,409	$169	$—	$—	$(1,352)	$6,407
Operating (loss) income by geographic area	$(21,598)	$(2,465)	$51	$(1,630)	$7	$(78)	$—	$—	$(25,713)
Net (loss) income by geographic area	$5,759	$(2,189)	$39	$(1,564)	$4	$(82)	$—	$—	$1,967
As of June 30, 2022:
Identifiable assets by geographic area	$187,174	$5,924	$667	$17,935	$246	$71	$253	$(94,424)	$117,846
Long lived assets by geographic area	$25,173	$5,401	$142	$3,749	$1	$5	$232	$—	$34,703
Goodwill by geographic area	$—	$—	$—	$—	$—	$—	$—	$—	$—
As of December 31, 2021:
Identifiable assets by geographic area	$216,338	$7,191	$675	$20,238	$283	$69	$—	$(88,121)	$156,673
Long lived assets by geographic area	$27,773	$5,864	$181	$4,624	$2	$4	$—	$—	$38,448
Goodwill by geographic area	$5,914	$480	$—	$1,278	$—	$—	$—	$—	$7,672

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

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
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
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
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
Note 24 - Related Party Transactions (continued)
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
Note 25 - Leases
The Company has operating leases for administrative offices in the United States (California), Canada, India, the United Kingdom, Germany, and the Philippines.

The Company terminated the lease in Ratingen, Germany in January 2021. The Company entered into two new operating leases for its administrative offices in Ratingen, Germany, both from February 1, 2021 through January 1, 2023. The monthly lease rate is $2,618 and $1,053 per month.

As part of the acquisition of IntraNav on December 9, 2021. the Company acquired right-of-use assets and lease liabilities related to an operating lease for an office space (the IntraNav office) located in Frankfurt, Germany. This lease expires on January 6, 2025 and the current lease rate is approximately $9,753 per month.

The Company entered into two new operating leases for its administrative office in Hyderabad, India and Manila, Philippines. The Hyderabad, India and Manila, Philippines office lease expires on March 25, 2025 and May 14, 2025, respectively.
The Company has no other operating or financing leases with terms greater than 12 months.
Right-of-use assets are summarized below (in thousands):

	As of June 30, 2022	As of December 31, 2021
Palo Alto, CA Office	$631	$631
Hyderabad, India Office	358	359
Coquitlam, Canada Office	95	97
Westminster, Canada Office	—	10
Toronto, Canada Office	593	949
Ratingen, Germany Office	83	90
Berlin, Germany Office	494	536
Slough, United Kingdom Office	—	34
Frankfurt, Germany Office	287	312
Manila, Philippines Office	250	—
Less accumulated amortization	(1,209)	(1,282)
Right-of-use asset, net	$1,582	$1,736

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
Note 25 - Leases (continued)
Lease expense for operating leases recorded in the balance sheet is included in operating costs and expenses and is based on the future minimum lease payments recognized on a straight-line basis over the term of the lease plus any variable lease costs. Operating lease expenses, inclusive of short-term and variable lease expenses, recognized in our consolidated statement of income for the three months ended June 30, 2022 and 2021 was $0.3 million and $0.3 million, respectively, and for the Six months ended June 30, 2022 and 2021 was $0.7 million and $0.6 million, respectively.
Lease liability is summarized below (in thousands):

	As of June 30, 2022	As of December 31, 2021
Total lease liability	$1,622	$1,751
Less: short term portion	(600)	(643)
Long term portion	$1,022	$1,108
Maturity analysis under the lease agreement is as follows (in thousands):

Year ending December 31, 2022	$412
Year ending December 31, 2023	546
Year ending December 31, 2024	457
Year ending December 31, 2025	279
Year ending December 31, 2026	99
Total	$1,793
Less: Present value discount	(171)
Lease liability	$1,622
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the date of adoption of ASC 842, Leases ("ASC 842"). As of June 30, 2022, the weighted average remaining lease term is 3.97 years and the weighted average discount rate used to determine the operating lease liabilities was 6.4%.
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
Compliance with Nasdaq Continued Listing Requirement

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
Note 26 - Commitments and Contingencies (continued)
On October 25, 2021, we received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of our common stock (“Common Stock”) for the prior 30 consecutive business days beginning on September 13, 2021, and ending on October 22, 2021, the Company no longer met the requirement to maintain a minimum bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5550(a)(2).
In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided a period of 180 calendar days, or until April 25, 2022, in which to regain compliance. In order to regain compliance with the minimum bid price requirement, the closing bid price of our Common Stock must be at least $1.00 per share for a minimum of ten consecutive business days during this 180-day period. We were not able to regain compliance within this 180-day period, and were eligible to seek an additional 180 calendar days to meet the minimum bud price requirement if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and provide written notice to Nasdaq of our intent to cure the deficiency during this second compliance period, by effecting a reverse stock split, if necessary. We provided Nasdaq written notice of our intention to cure the bid price deficiency during the second compliance period and on April 26, 2022, we received notice from Nasdaq that we were granted an additional 180 days, or until October 24, 2022 to regain compliance with this requirement. If we are not able to cure the deficiency prior to October 24, 2022, Nasdaq will provide notice to us that our common stock will be subject to delisting.

Note 27 - Subsequent Events

Debt Exchanges

During the month of July 2022, the Company exchanged approximately $0.8 million of the outstanding principal and interest under the March 2020 10% Note Purchase Agreement and Promissory Note for 4,951,646 shares of the Company's common stock at an exchange rate between $0.15 and $0.16 per share, in each case based on Nasdaq's minimum price.

On August 4, 2022, the Company exchanged approximately $0.3 million of the outstanding principal and interest under the March 2020 10% Note Purchase Agreement and Promissory Note for 1,926,782 shares of the Company's common stock at an exchange rate of $0.1557 per share, in each case based on Nasdaq's minimum price.

At-The-Market (ATM) Program

On July 22, 2022, the Company entered into an Equity Distribution Agreement (the "Sales Agreement") with Maxim Group LLC (“Maxim”) under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $25 million (the “Shares”) from time to time through Maxim, acting exclusively as the Company’s sales agent (the “Offering”). The Company intends to use the net proceeds of the Offering primarily for working capital and general corporate purposes. The Company is not obligated to make any sales of the Shares under the Sales Agreement and no assurance can be given that the Company will sell any Shares under the Sales Agreement, or if it does, as to the price or amount of Shares that the Company will sell, or the date on which any such sales will take place.

Note Purchase Agreement and Promissory Note

On July 22, 2022, the Company entered into a note purchase agreement (the "Purchase Agreement") with Streeterville Capital, LLC (the “Holder”), pursuant to which the Company agreed to issue and sell to the Holder an unsecured promissory note (the “Note”) in an aggregate initial principal amount of $6.5 million (the “Initial Principal Amount”), which is payable on or before the date that is 12 months from the issuance date (the “Maturity Date”). The Initial Principal Amount includes an original issue discount of $1.5 million and $15,000 that the Company agreed to pay to the Holder to cover the Holder’s legal fees, accounting costs, due diligence, monitoring and other transaction costs. In exchange for the Note, the Holder paid an aggregate purchase price of $5.0 million (the “Transaction”). Interest on the Note accrued at a rate of 10% per annum, which is payable on the maturity date. Beginning on the date that is 6 months from the issue date and at the intervals indicated below until the Note is paid in full, the Holder shall have the right to redeem up to an aggregate of 1/3 of the initial principal balance of the Note for cash each month.

Loan to Cardinal Ventures Holdings, LLC

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

Note 27 - Subsequent Events (continued)
On July 1, 2022, the Company loaned $150,000 to Cardinal Venture Holdings LLC (“CVH”). The Company is a member of CVH. CVH owns certain interests in the sponsor entity (the “Sponsor”) to a special purpose acquisition corporation (the “SPAC”). The loan bears no interest and is due and payable in full on the earlier of: (i) the date by which the SPAC has to complete a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”), and (ii) immediately prior to the date of consummation of the Business Combination of the SPAC, unless accelerated upon the occurrence of an event of default. Nadir Ali, the Company’s Chief Executive Officer and director, is also a member in CVH through 3AM, LLC, which may, in certain circumstances, be entitled to manage the affairs of CVH.

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

In addition to our Indoor Intelligence technologies and solutions, we also offer:

• Digital solutions (eTearsheets; eInvoice, and adDelivery) or cloudbased applications and analytics for the advertising, media and publishing industries referred to as Shoom by Inpixon; and

• A comprehensive set of data analytics and statistical visualization solutions for engineers and scientists referred to as SAVES by Inpixon.

We report financial results for three segments: Indoor Intelligence, Shoom and SAVES. For Indoor Intelligence, we generate revenue from sales of hardware, software licenses and professional services. For Shoom and SAVES we generate revenue from the sale of software licenses.

We experienced a net loss of approximately $31.9 million and net income of $2.0 million for the six months ended June 30, 2022 and 2021, respectively. We cannot assure that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. In order to continue our operations, we have supplemented the revenues we earned with proceeds from the sale of our equity and debt securities and proceeds from loans and bank credit lines.

Global Events

While the impact of the COVID-19 pandemic is generally subsiding, the lasting impact on our business and results of operations continues to remain uncertain. While we were able to continue operations remotely throughout the pandemic, we have experienced supply chain cost increases and constraints and delays in the receipt of certain components of our hardware products impacting delivery times for our products. In addition, to the extent that certain customers continue to be challenged by the lasting effects of the pandemic, we have and may continue to see an impact in the demand of certain products and delays in certain projects and customer orders. While we have been able to realize growth in the three and six months ended June 30, 2022 as compared to the same periods in 2021, the impact that these global events will have on general economic conditions is continuously evolving and the ultimate impact that they will have on our results of operations continues to remain uncertain. There are no assurances that we will be able to continue to experience the same growth or not be materially adversely effected.

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

Corporate Strategy Update

Since 2019, management has pursued a corporate strategic acquisition strategy focused on building and developing its business as the Indoor IntelligenceTM provider with the ability to provide end to end solutions ranging from the collection of data to delivering insights from that data to our customers with a focus on securing, digitizing and optimizing premises with our indoor positioning, mapping and analytics solutions for businesses and governments. In furtherance of this strategy, we have completed a series of strategic transactions to enhance our products and solution offerings, including, the acquisition of (1) technologies allowing for wireless device positioning and radio frequency augmentation of video surveillance systems; (2) GPS tracking products, software, technologies, and related intellectual property to provide ground positioning, asset tracking, and situational awareness monitoring for those whose intelligence needs expand outdoors; (3) our indoor mapping solution, Inpixon Mapping, to provide users with the tools to add intelligence to complex indoor spaces by integrating business data with geospatially accurate indoor maps to create relevant views of indoor environments; (4) a suite of on-device “blue dot” indoor location and motion technologies, including patents, trademarks, software and related intellectual property; (5) IoT solutions for real-time location systems (RTLS) and indoor and outdoor positioning solutions utilizing both industry-standard technologies, such as ultra-wideband (UWB), and patented proprietary wireless communication technologies, such as Chirp Spread Spectrum (CSS); (6) a suite of augmented reality, computer vision, localization, navigation, mapping, and 3D reconstruction technologies, including patents, trademarks, software and related intellectual property; (7) a leading SaaS app platform that enables corporate enterprise organizations to provide a custom-branded, location-aware employee app focused on enhancing the workplace experience and hosting virtual and hybrid events and (8) an industrial IoT, RTLS, and sensor data services provider.

We believe these transactions have positioned us as a market leader with a comprehensive suite of products and solutions allowing us to provide organizations with actionable indoor intelligence to make their indoor spaces smarter, safer and more secure. We also operate and compete in an industry that is characterized by rapid technological innovation, changing customer needs, evolving industry standards and frequent introductions of new products, product enhancements, services and distribution methods. Our success will depend on our ability to develop expertise with these new products, product enhancements, services and distribution methods and to implement solutions that anticipate and respond to rapid changes in technology, the industry, and customer needs. In order to continue to respond to rapid changes and required technological advancements, as well as increase shareholder value, we intend to continue to evaluate various strategic transactions and opportunities that we believe will enhance shareholder value and/or support our commitment to delivering exceptional experiences and continued innovation with technologies that combine the physical and digital worlds with augmented reality and location based technologies. We are primarily focused on identifying potential targets or other opportunities that we believe will increase shareholder value, which may include, but not be limited to other alternative investment opportunities, such as minority investments, joint ventures or special purpose acquisition companies. If we make any acquisitions in the future, we expect that we may pay for such acquisitions with cash, equity securities and/or debt in combinations appropriate for each acquisition. In addition, at the end of last year, our board of directors authorized a review of strategic alternatives, including a possible asset sale, merger with another company or spin-off of one or more of our business units. In this regard, we have received preliminary indications of interest which we are currently evaluating. In addition, we have and may enter into one or more non-binding letters of intent in connection with our due diligence and evaluation process. We may also retain an investment bank as our financial advisor in order to evaluate strategic options that may be available to us.

Recent Events

Financings

At-The-Market (ATM) Program

On July 22, 2022, we entered into an Equity Distribution Agreement (the "Sales Agreement") with Maxim (“Maxim”) under which we may offer and sell shares of our common stock having an aggregate offering price of up to $25 million (the “Shares”) from time to time through Maxim, acting exclusively our sales agent (the “Offering”). We intend to use the net proceeds of the Offering primarily for working capital, general corporate purposes or in connection with the execution of our corporate strategy. We are not obligated to make any sales of the Shares under the Sales Agreement and no assurance can be given that we will sell any Shares under the Sales Agreement, or if we do, as to the price or amount of Shares that we will sell, or the date on which any such sales will take place.

Note Purchase Agreement and Promissory Note

On July 22, 2022, we entered into a note purchase agreement (the “Purchase Agreement”) with Streeterville Capital, LLC (the “Holder”) pursuant to which we issued and sold to the Holder an unsecured promissory note (the “Note”) in an aggregate initial principal amount of approximately $6.5 million (the “Initial Principal Amount”), which is payable on or before the date that is 12 months from the issuance date (the “Maturity Date”). The Initial Principal Amount includes an original issue discount of approximately $1.5 million and $15,000.00 that we agreed to pay to the Holder to cover the Holder’s legal fees, accounting costs, due diligence, monitoring and other transaction costs. In exchange for the Note, the Holder paid an aggregate purchase price of $5 million (the “Transaction”). Interest on the note accrues at a rate of 10% per annum and is payable on the maturity date or otherwise in accordance with the note. We may pay all or any portion of the amount owed earlier than it is due in an amount equal to 115% of the portion of the outstanding balance the Company elects to prepay.

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

Default Events. The Note includes customary event of default provisions, subject to certain cure periods, and provides for a default interest rate of 22%. Upon the occurrence of an event of default (except a default due to the occurrence of bankruptcy or insolvency proceedings (the “Bankruptcy-Related Event of Default”)), the Holder may, by written notice, declare all unpaid principal, plus all accrued interest and other amounts due under the Note to be immediately due and payable. Upon the occurrence of a Bankruptcy-Related Event of Default, without notice, all unpaid principal, plus all accrued interest and other amounts due under the Note will become immediately due and payable at the Mandatory Default Amount.
=
In addition, at any time while the Note is outstanding, if the Company intends to enter into a financing pursuant to which it will issue securities that (A) have or may have conversion rights of any kind, contingent, conditional or otherwise, in which the number of shares that may be issued pursuant to such conversion right varies with the market price of the Company’s common stock, or (B) are or may become convertible into common stock (including without limitation convertible debt, warrants or convertible preferred stock), with a conversion price that varies with the market price of the common stock, even if such security only becomes convertible following an event of default, the passage of time, or another trigger event or condition (a “Future Offering”), then the Company must first offer such opportunity to the Holder to provide such financing to the Company on the same terms no later than five (5) trading days immediately prior to the trading day of the expected announcement of the Future Offering (the “Right of First Refusal”). If the Holder is unwilling or unable to provide such financing to the Company within five (5) trading days from the Holder’s receipt of notice of the Future Offering from the Company, then the Company may obtain such financing upon the exact same terms and conditions offered by the Company to the Holder, which transaction must be completed within 30 days after the date of the notice. If the Company does not receive the financing within 30 days after the date of the notice, then the Company must again offer the financing opportunity to the Holder as described above, and the process detailed above will be repeated. The Right of First Refusal does not apply to an Exempt Issuance (as defined in the Purchase Agreement) or to a registered offering made pursuant to a registration statement on Form S-1 or Form S-3.
In addition, pursuant to the terms of the Purchase Agreement, so long as the Note is outstanding, the Holder has the right to participate in any offering of securities by the Company which contains any term or condition more favorable to the holder of such security or with a term in favor of the holder of such security that was not similarly provided to the Holder (the “Participation Right”). The Participation Right does not apply in connection with an offering of securities which qualifies as an Exempt Issuance, a transaction under Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), a registered offering made pursuant to a registration statement on Form S-1 or Form S-3, or in connection with the satisfaction of outstanding trade payables.

Note Exchanges

Since the filing of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 (the “Quarterly Report”), we have issued an aggregate of 9,508,034 shares of common stock to the holder of that certain outstanding promissory note of the Company issued on March 18, 2020 (the “March 2020 Note”), in each case at a price per share equal to the Minimum Price as defined in Nasdaq Listing Rule 5635(d) for a weighted average price per share equal to approximately $0.16 in connection with exchange agreements pursuant to which we and the holder agreed to (i) partition new promissory notes in the form of the March 2020 Note in the aggregate original principal amount equal to approximately $1.6 million and then cause the outstanding balance of the March 2020 Note to be reduced by an aggregate of approximately $1.6 million; and (ii) exchange the partitioned notes for the delivery of the shares of common stock.

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

GYG Promissory Notes

Pursuant to the terms of Securities Purchase Agreements, dated January 18, 2022, March 22, 2022, May 17, 2022 and July 28, 2022, Game Your Game, Inc., a majority owned subsidiary of the Company ("GYG") issued promissory notes in an aggregate principal amount equal to $1,225,000 (the "2022 GYG Notes"), including an aggregate of $861,000 to the Company and $364,000 to a third party. The 2022 GYG Notes are in addition to promissory notes in an aggregate principal amount of $500,000 issued by GYG to the same parties on October 29, 2021 (the "2021 GYG Notes", together with the 2022 GYG Notes, the "GYG Notes"), of which $261,000 was issued to the Company and $239,000 was issued to a third party, All of the GYG Notes have an interest rate of 8% and are due on or before December 31, 2022. The proceeds received from the issuance of the GYG Notes were used to satisfy GYG working capital requirements.

CVH Loan

On July 1, 2022, we loaned $150,000 to Cardinal Venture Holdings LLC (“CVH”). We are a member of CVH. CVH owns certain interests in the sponsor entity (the “Sponsor”) to a special purpose acquisition corporation (the “SPAC”). The loan bears no interest and is due and payable in full on the earlier of: (i) the date by which the SPAC has to complete a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”), and (ii) immediately prior to the date of consummation of the Business Combination of the SPAC, unless accelerated upon the occurrence of an event of default. Nadir Ali, our Chief Executive Officer and director, is also a member in CVH through 3AM, LLC, which may, in certain circumstances, be entitled to manage the affairs of CVH.
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
Goodwill, Acquired Intangible Assets and Other Long-Lived Assets - Impairment Assessments
We have recorded goodwill and other indefinite-lived assets in connection with our historical acquisitions. Goodwill, which represents the excess of acquisition cost over the fair value of the net tangible and intangible assets of the acquired company, is not amortized. Indefinite-lived intangible assets are stated at fair value as of the date acquired in a business combination. The recoverability of goodwill is evaluated at least annually and when events or changes in circumstances indicate that the carrying amount may not be recoverable. A significant amount of judgment is involved in determining if an indicator of goodwill impairment has occurred. We have determined that we will operate and report in three reporting units: Indoor Intelligence, Saves, and Shoom.

We have selected December 31 as the date to perform our annual goodwill impairment test. Goodwill is the only intangible asset with an indefinite useful life. Circumstances that could indicate impairment and require us to perform a quantitative impairment test include a significant decline in our financial results, a significant decline in our enterprise value relative to our net book value, a sustained decline in our stock price, or an unanticipated change in competition or our market share and a significant change in our strategic plans. As of December 31, 2021, we concluded that our fair value did not exceed our carrying value in our Indoor Intelligence reporting unit and an impairment charge of $14.8 million was recorded. At December 31, 2021, the fair value of the Saves reporting unit exceeded its carrying value by greater than 100%. There is no goodwill assigned to the Shoom reporting unit. Since December 31, 2021, the price of our common stock has declined significantly and may continue to fluctuate in future periods. A sustained decrease in the price of our common stock is one of the qualitative factors to be considered as part of an impairment test when evaluating whether events or changes in circumstances may indicate that it is more likely than not that a potential goodwill impairment exists. Primarily because of the sustained decrease in stock price, we determined there to be trigger indicators of impairment. At June 30, 2022, the Company completed a quantitative test and concluded to record an impairment charge for $7.6 million in goodwill which resulted in remaining goodwill being fully impaired.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2022 compared to the Three Months Ended June 30, 2021
The following table sets forth selected consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	Three Months Ended June 30,
	2022		2021
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	$ Change	% Change*
Revenues	$4,725	100%	$3,453	100%	$1,272	37%
Cost of revenues	$1,396	30%	$896	26%	$500	56%
Gross profit	$3,329	70%	$2,557	74%	$772	30%
Operating expenses	$23,219	491%	$15,850	459%	$7,369	46%
Loss from operations	$(19,890)	(421)%	$(13,293)	(385)%	$(6,597)	(50)%
Other income (expense)	$(456)	(10)%	$29,994	869%	$(30,450)	(102)%
Provision for income taxes	$16	—%	$(2,195)	(64)%	$2,211	101%
Net (loss) income	$(20,330)	(430)%	$14,506	420%	$(34,836)	(240)%
Net income (loss) attributable to stockholders of Inpixon	$(19,872)	(421)%	$14,759	427%	$(34,631)	(235)%
*    Amounts used to calculate dollar and percentage changes are based on numbers in the thousands. Accordingly, calculations in this item, which may be rounded to the nearest hundred thousand, may not produce the same results.
Revenues

Revenues for the three months ended June 30, 2022 were $4.7 million compared to $3.5 million for the comparable period in the prior year for an increase of approximately $1.3 million, or approximately 37%. This increase is primarily attributable to the increase in Indoor Intelligence sales, including our smart office app and real time location based technologies.
Cost of Revenues
Cost of revenues for the three months ended June 30, 2022 were $1.4 million compared to $0.9 million for the comparable period in the prior year. This increase in cost of revenues of approximately $0.5 million, or approximately 56%, was primarily attributable to the increased sales during the quarter.
Gross Profit
The gross profit margin for the three months ended June 30, 2022 was 70% compared to 74% for the three months ended June 30, 2021. This decrease in margin is primarily due to the sales mix during the quarter.
Operating Expenses
Operating expenses for the three months ended June 30, 2022 were $23.2 million and $15.9 million for the comparable period ended June 30, 2021. This increase of approximately $7.4 million  is primarily attributable to the $7.6 million of goodwill impairment, increased operating expenses from the CXApp, Game your Game and IntraNav acquisitions as they were acquired during or after the quarter ended June 30, 2021, offset by lower stock based compensation and no earn-out compensation expense in the quarter ended June 30, 2022.
Loss From Operations
Loss from operations for the three months ended June 30, 2022 was $19.9 million as compared to $13.3 million for the comparable period in the prior year. This increase in loss of approximately $6.6 million was primarily attributable to increased operating expenses described above offset by higher gross profit.
Other Income (Expense)
Other income/expense for the three months ended June 30, 2022 was a loss of $0.5 million compared to income of $30.0 million for the comparable period in the prior year. This increase in loss of approximately $30.5 million is primarily attributable to the discounted net gain of approximately $20.9 million on the Sysorex note, a $7.5 million release on the valuation allowance on the Sysorex note and approximately $1.6 million of interest received on the Sysorex note were included in other income for the quarter ended June 30, 2021.
Provision for Income Taxes
There was a net income tax benefit of approximately $0.02 million for the three months ended June 30, 2022 and an income tax expense of $2.2 million for the three months ended June 30, 2021.
Net Income (Loss) Attributable To Non-Controlling Interest
Net income (loss) attributable to non-controlling interest for the three months ended June 30, 2022 and 2021 was a loss of $458,000 and $253,000, respectively. This increase in loss of $205,000 was primarily attributable to the increased loss of Game Your Game.
Net Income (Loss) Attributable To Stockholders of Inpixon
Net loss attributable to stockholders of Inpixon for the three months ended June 30, 2022 was $19.9 million compared to a income of $14.8 million for the comparable period in the prior year. This increase in loss of approximately $34.6 million was primarily attributable to the other income items in the three months ended June 30, 2021 period including the discounted net gain on the Sysorex note and the release of the valuation allowance on the Sysorex note, offset by increased operating expenses as described above in the three months ended June 30, 2022.
Six Months Ended June 30, 2022 compared to the Six Months Ended June 30, 2021

The following table sets forth selected consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	For the Six Months Ended June 30,
	2022		2021
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	$ Change	% Change*
Revenues	$9,956	100%	$6,407	100%	$3,549	55%
Cost of revenues	$2,782	28%	$1,780	28%	$1,002	56%
Gross profit	$7,174	72%	$4,627	72%	$2,547	55%
Operating expenses	$37,128	373%	$30,340	474%	$6,788	22%
Loss from operations	$(29,954)	(301)%	$(25,713)	(401)%	$(4,241)	(16)%
Other income (expense)	$(1,849)	(19)%	$29,884	466%	$(31,733)	(106)%
Provision for income taxes	$(84)	(1)%	$(2,204)	(34)%	$2,120	96%
Net (loss) income	$(31,887)	(320)%	$1,967	31%	$(33,854)	(1,721)%
Net (loss) income attributable to stockholders of Inpixon	$(31,083)	(312)%	$2,202	34%	$(33,285)	(1,512)%
*    Amounts used to calculate dollar and percentage changes are based on numbers in the thousands. Accordingly, calculations in this item, which may be rounded to the nearest hundred thousand, may not produce the same results.
Revenues
Revenues for the six months ended June 30, 2022 were $10.0 million compared to $6.4 million for the comparable period in the prior year for an increase of approximately $3.5 million, or approximately 55%. This increase is primarily attributable to the increase in Indoor Intelligence sales including the addition of the CXApp product line during the second quarter of 2021 and the addition of the IIoT product line in the fourth quarter of 2021.
Cost of Revenues
Cost of revenues for the six months ended June 30, 2022 were $2.8 million compared to $1.8 million for the comparable period in the prior year. This increase in cost of revenues of approximately $1.0 million, or approximately 56%, was primarily attributable to the increased sales during the quarter.
Gross Profit

The gross profit margin for the six months ended June 30, 2022 was 72% compared to 72% for the six months ended June 30, 2021.

Operating Expenses

Operating expenses for the six months ended June 30, 2022 were $37.1 million and $30.3 million for the comparable period ended June 30, 2021. This increase of $6.8 million is primarily attributable to the $7.6 million of goodwill impairment, increased operating expenses from the CXApp, Game your Game and IntraNav acquisitions as they were acquired during or after the quarter ended June 30, 2021, offset by lower stock based compensation and decreased earn-out compensation expense in the six months ended June 30, 2022.
Loss From Operations
Loss from operations for the six months ended June 30, 2022 was $30.0 million as compared to $25.7 million for the comparable period in the prior year. This increase in loss of approximately $4.2 million was primarily to increased operating expenses described above offset by higher gross profit.
Other Income (Expense)
Other income/expense for the six months ended June 30, 2022 was a loss of $1.8 million compared to a gain of $29.9 million for the comparable period in the prior year. This increase in other loss of approximately $31.7 million is primarily attributable to the discounted net gain of approximately $20.9 million on the Sysorex note, a $7.5 million release on the valuation allowance on the Sysorex note and approximately $1.6 million of interest received on the Sysorex note were included in other income for the quarter ended June 30, 2021.
Provision for Income Taxes
There is an income tax expense of approximately $0.1 million and $2.2 million for the six months ended June 30, 2022 and 2021, respectively.
Net Income (Loss) Attributable To Non-Controlling Interest
Net income (loss) attributable to non-controlling interest for the six months ended June 30, 2022 and 2021 was a loss of $804,000 and $235,000, respectively. This increase in loss of $569,000 was attributable to the increased loss of the Game Your Game entity.
Net Loss Attributable To Stockholders of Inpixon
Net loss attributable to stockholders of Inpixon six months ended June 30, 2022 was a loss of $31.1 million compared to a income of $2.2 million for the comparable period in the prior year. This increase in loss of approximately $33.3 million was primarily attributable to the other income items in the three months ended June 30, 2021 period including the discounted net gain on the Sysorex note and the release of the valuation allowance on the Sysorex note, offset by increased operating expenses as described above in the six months ended June 30, 2022.
Non-GAAP Financial information
EBITDA
EBITDA is defined as net income (loss) before interest, provision for (benefit from) income taxes, and depreciation and amortization. Adjusted EBITDA is used by our management as the matrix in which it manages the business. It is defined as EBITDA plus adjustments for other income or expense items, non-recurring items and non-cash stock-based compensation.
Adjusted EBITDA for the three months ended June 30, 2022 was a loss of $9.9 million compared to a loss of $6.3 million million for the prior year period.
Adjusted EBITDA for the six months ended June 30, 2022 was a loss of $18.7 million compared to a loss of $11.8 million for the prior year period.

The following table presents a reconciliation of net income (loss) attributable to stockholders of Inpixon, which is our GAAP operating performance measure, to Adjusted EBITDA for the three and six months ended June 30, 2022 and 2021 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income attributable to common stockholders	$(24,857)	$14,759	$(42,219)	$2,202
Adjustments:
Non-recurring one-time charges:
Loss on exchange of debt for equity	—	—	—	30
Provision for valuation allowance on held for sale loan	—	(7,462)	—	(7,345)
Gain on related party loan held for sale	—	(49,817)	—	(49,817)
Unrealized loss on equity securities	(247)	28,965	1,256	28,965
Acquisition transaction/financing costs	147	535	268	1,005
Earnout compensation expense/(benefit)	—	2,059	(2,827)	2,059
Accretion of series 7 preferred stock	—	—	4,555	—
Accretion of series 8 preferred stock	6,237	—	6,785	—
Deemed dividend for the modification related to series 8 preferred stock	—	—	2,627	—
Deemed contribution for the modification related to warrants issued in connection with series 8 preferred stock	—	—	(1,469)	—
Amortization premium- modification related to series 8 preferred stock	(1,252)	—	(1,362)	—
Professional service fees	—	422	8	771
Impairment of goodwill	7,570	—	7,570	—
Unrealized losses/(gains) on notes, loans, investments	35	(128)	124	(491)
Stock-based compensation - compensation and related benefits	741	2,053	2,274	7,149
Severance Costs	10	—	121	—
Interest (income)/expense, net	(176)	(1,555)	(178)	(1,206)
Income tax (benefit)/provision	(16)	2,195	84	2,204
Depreciation and amortization	1,870	1,695	3,676	2,638
Adjusted EBITDA	$(9,938)	$(6,279)	$(18,707)	$(11,836)
•We rely on Adjusted EBITDA, which is a non-GAAP financial measure for the following:
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
Proforma Non-GAAP Net Income (Loss) per Share
Basic and diluted net income (loss) per share for the three months ended June 30, 2022 was a loss of $0.16 compared to income of $0.13 for the prior year period. The increase in loss per share in 2022 was attributable to the changes discussed in our results of operations.
Basic and diluted net income (loss) per share for the six months ended June 30, 2022 was a loss of $0.29 compared to income of $0.02 for the prior year period. The increase in loss per share in 2022 was attributable to the changes discussed in our results of operations.
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
Proforma non-GAAP net loss per basic and diluted common share for the three months ended June 30, 2022 was a loss of $0.07 per share compared to a loss of $0.07 per share for the prior year period. Proforma non-GAAP net loss per basic and diluted common share for the six months ended June 30, 2022 was a loss of $0.13 per share compared to a loss of $0.14 per share for the prior year period.

The following table presents a reconciliation of net loss per basic and diluted share, which is our GAAP operating performance measure, to proforma non-GAAP net loss per share for the periods reflected (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(thousands, except per share data)	2022	2021	2022	2021
Net (loss) income attributable to common stockholders	$(24,857)	$14,759	$(42,219)	$2,202
Adjustments:
Non-recurring one-time charges:
Loss on the exchange of debt for equity	—	—	—	30
Provision for valuation allowance on held for sale loan	—	(7,462)	—	(7,345)
Gain on related party loan held for sale	—	(49,817)	—	(49,817)
Unrealized loss on equity securities	(247)	28,965	1,256	28,965
Acquisition transaction/financing costs	147	535	268	1,005
Earnout compensation expense/(benefit)	—	2,059	(2,827)	2,059
Accretion of series 7 preferred stock	—	—	4,555	—
Accretion of series 8 preferred stock	6,237	—	6,785	—
Deemed dividend for the modification related to series 8 preferred stock	—	—	2,627	—
Deemed contribution for the modification related to warrants issued in connection with series 8 preferred stock	—	—	(1,469)	—
Amortization premium- modification related to series 8 preferred stock	(1,252)	—	(1,362)	—
Professional service fees	—	422	8	771
Impairment of goodwill	7,570	—	7,570	—
Unrealized losses/(gains) on notes, loans, investments	35	(128)	124	(491)
Stock-based compensation - compensation and related benefits	741	2,053	2,274	7,149
Severance Costs	10	—	121	—
Amortization of intangibles	1,537	1,361	3,026	2,011
Proforma non-GAAP net loss	(10,079)	(7,253)	(19,263)	(13,461)
Proforma non-GAAP net loss per common share - Basic and Diluted	$(0.07)	$(0.07)	$(0.13)	$(0.14)
Weighted average basic and diluted common shares outstanding	153,519,283	110,040,532	146,052,371	94,577,520
•We rely on proforma non-GAAP net income (loss) per share, which is a non-GAAP financial measure:
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
Liquidity and Capital Resources as of June 30, 2022
Our current capital resources and operating results as of and through June 30, 2022, consist of:
1)an overall working capital surplus of approximately $65.2 million;
2)cash of approximately $65.8 million;
3)net cash used by operating activities for the six months ended June 30, 2022 of $19.5 million.
The breakdown of our overall working capital surplus as of June 30, 2022 is as follows (in thousands):

Working Capital	Assets	Liabilities	Net
Cash and cash equivalents	$65,755	$—	$65,755
Accounts receivable, net / accounts payable	2,767	900	1,867
Inventory	1,581	—	1,581
Accrued liabilities	—	4,116	(4,116)
Operating lease obligation	—	600	(600)
Deferred revenue	—	3,638	(3,638)
Notes and other receivables / Short-term debt	6,278	1,911	4,367
Other	3,463	3,486	(23)
Total	$79,844	$14,651	$65,193
In addition, subsequent to the quarter ended June 30, 2022, we entered into a note purchase agreement pursuant to which we issued a promissory note in an aggregate initial principal amount of $6.5 million in exchange for gross proceeds of $5.0 million. On July 22, 2022, we also entered into an Equity Distribution Agreement pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $25 million. We are not obligated to make any sales under the Equity Distribution Agreement and no assurance can be given we will sell any shares or if we do, as to the price or amount of shares that we will sell, or the date on which any such sales will take place.
Contractual Obligations and Commitments
Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered during our course of business. Our contractual obligations consists of operating lease liabilities and acquisition liabilities that are included in our consolidated balance sheet and vendor commitments associated with agreements that are legally binding. As of June 30, 2022, the total obligation for operating leases is approximately $1.8 million, of which approximately $0.7 million is expected to be paid in the next twelve months. Our vendor commitments are approximately $0.5 million all of which is expected in the next twelve months. As of June 30, 2022, our obligation for acquisition liabilities is approximately $3.5 million of which approximately $3.5 million is expected to be paid in the next twelve months. In addition, any time during the Series 8 Redemption Period, each holder of our Series 8 Shares is entitled to require us to redeem all or part of the Series 8 Shares then held by such holder in cash for a redemption price per share equal to the Series 8 Redemption Amount. Any holder that elects to redeem its shares of Series 8 Preferred Stock will be required to forfeit 50% of the corresponding warrants held by such holder. The aggregate Redemption Amount that we may be required to pay is equal to $53.2 million (which may be increased to $58.5 million in the event of certain events of default) plus any accrued but unpaid dividends, liquidated damages and other costs, expenses, or amounts due in respect of the shares, to the extent applicable.
As of June 30, 2022, we owed approximately $1.9 million in principal under promissory notes with third parties. This balance excludes intercompany amounts that are eliminated in the financial statements. These notes are payable within the next twelve months and the interest rate charged under the notes range from 8% to 10%. See Note 13 of the Notes to Consolidated Financial Statements included elsewhere in this quarterly Report.
Subsequent to the quarter ended June 30, 2022, we issued additional promissory notes in a principal amount of $6.5 million which is payable within the next twelve months for aggregate gross proceeds of $5 million.
Net cash used in operating activities during the six months ended June 30, 2022 of $19.5 million consists of a net loss of $31.9 million offset by non-cash adjustments of approximately $12.7 million less net cash changes in operating assets and liabilities of approximately $0.4 million. Although the Company has sustained significant losses during six months ended June 30, 2022, we raised net proceeds of approximately $46.9 million after placement agent commissions and other offering costs from the sale of our Series 8 Preferred Stock and securities in connection with a registered direct offering and in July 2022 raised $5 million in connection with the debt offering described above. The Company has also filed an At-The-Market financing facility that it can access should the Company deem necessary. Given our current cash balances, financing facilities and budgeted cash flow requirements, the Company believes such funds are sufficient to satisfy its working capital needs, capital asset purchases, debt repayments and other liquidity requirements associated with its existing operations for the next 12 months from the issuance date of the financial statements.
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
Certain global events, such as the continued impact of the pandemic, the recent military conflict between Russia and Ukraine, and other general economic factors that are beyond our control may impact our results of operations. These factors can include interest rates; recession; inflation; unemployment trends; the threat or possibility of war, terrorism or other global or national unrest; political or financial instability; and other matters that influence our customers spending. Increasing volatility in financial markets and changes in the economic climate could adversely affect our results of operation. We also expect that supply chain interruptions and constraints, and increased costs on parts, materials and labor may continue to be a challenge for our business. While we have been able to realize growth in the three and six months ended June 30, 2022 as compared to the same periods in 2021, the impact that these global events will have on general economic conditions is continuously evolving and the ultimate impact that they will have on our results of operations continues to remain uncertain. There are no assurances that we will be able to continue to experience the same growth or not be materially adversely effected. The Company may continue to pursue strategic transactions and may raise such additional capital as needed, using our equity securities and/or cash and debt financings in combinations appropriate for each transaction.
Liquidity and Capital Resources as of June 30, 2022 Compared With June 30, 2021
The Company’s net cash flows used in operating, investing and financing activities for the six months ended June 30, 2022 and 2021 and certain balances as of the end of those periods are as follows (in thousands):

	For the Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(19,544)	$(14,163)
Net cash provided by (used in) investing activities	37,055	(53,847)
Net cash (used in) provided by financing activities	(4,163)	74,945
Effect of foreign exchange rate changes on cash	(73)	(19)
Net increase in cash and cash equivalents	$13,275	$6,916

	As of June 30, 2022	As of December 31, 2021
Cash and cash equivalents	$65,755	$52,480
Working capital surplus	$65,193	$78,831
Operating Activities for the six months ended June 30, 2022
Net cash used in operating activities during the six months ended June 30, 2022 was approximately $19.5 million. The cash flows related to the six months ended June 30, 2022 consisted of the following (in thousands):

Net income (loss)	$(31,887)
Non-cash income and expenses	12,734
Net change in operating assets and liabilities	(391)
Net cash used in operating activities	$(19,544)
The non-cash income and expense of approximately $12.7 million consisted primarily of the following (in thousands):

$3,676	Depreciation and amortization expenses (including amortization of intangibles) primarily attributable to the Shoom, AirPatrol, LightMiner, Locality, GTX, Jibestream, Systat, Ten Degrees, Nanotron, Game Your Game, Visualix, CXApp and IntraNav, which were acquired effective August 31, 2013, April 16, 2014, November 21, 2016, May 21, 2019, June 27, 2019, August 15, 2019, June 30, 2020, August 19, 2020, October 6, 2020, April 9, 2021, April 23, 2021, April 30, 2021, December 9, 2021 respectively.
353	Amortization of right of use asset
2,274	Stock-based compensation expense attributable, warrants, restricted stock grants and options issued as part of Company operations
(2,827)	Earnout expense valuation benefit
(92)	Amortization of issued discount
344	Unrealized gain/loss on note
(1)	Deferred income tax
1,256	Unrealized loss on equity securities
7,570	Impairment of goodwill
181	Other
$12,734	Total non-cash expenses
The net cash used in the change in operating assets and liabilities aggregated approximately $0.4 million and consisted primarily of the following (in thousands):

$361	Decrease in accounts receivable and other receivables
1,667	Decrease in inventory, other current assets and other assets
(1,498)	Decrease in accounts payable
502	Increase in accrued liabilities, income tax liabilities and other liabilities
(327)	Decrease in operating lease liabilities
(1,096)	Decrease in deferred revenue
$(391)	Net cash used in the changes in operating assets and liabilities

Operating Activities for the six months ended June 30, 2021
Net cash used in operating activities during the six months ended June 30, 2021 was approximately $14.2 million. The cash flows related to the six months ended June 30, 2021 consisted of the following (in thousands):

Net income (loss)	$1,967
Non-cash income and expenses	(24,359)
Net change in operating assets and liabilities	8,229
Net cash used in operating activities	$(14,163)
The non-cash income and expense of approximately $24.4 million consisted primarily of the following (in thousands):

$2,632	Depreciation and amortization expenses (including amortization of intangibles) primarily attributable to the Shoom, AirPatrol, LightMiner, Locality, GTX, Jibestream, Systat, Ten Degrees, Nanotron, Game Your Game, Visualix and CXApp, which were acquired effective August 31, 2013, April 16, 2014, November 21, 2016, May 21, 2019, June 27, 2019, August 15, 2019, June 30, 2020, August 19, 2020, October 6, 2020, April 9, 2021, April 23, 2021 and April 30, 2021, respectively.
370	Amortization of right of use asset
7,149	Stock-based compensation expense attributable to warrants and options issued as part of Company operations
30	Loss on exchange of debt for equity
224	Amortization of debt discount
(7,345)	Recovery for valuation allowance for held for sale loan
(1,627)	Accrued interest income, related party
(49,817)	Gain on settlement of related party note and receivable
(4,507)	Income tax expense
28,965	Unrealized loss on equity securities
(433)	Other
$(24,359)	Total non-cash expenses
The net use of cash in the change in operating assets and liabilities aggregated approximately $8.2 million and consisted primarily of the following (in thousands):

$532	Decrease in accounts receivable and other receivables
(671)	Increase in inventory,other current assets and other assets
(331)	Decrease in accounts payable
2,590	Increase in accrued liabilities and other liabilities
6,711	Increase in income tax liabilities
(364)	Decrease in operating lease liabilities
(238)	Decrease in deferred revenue
$8,229	Net use of cash used in the changes in operating assets and liabilities
Cash Flows from Investing Activities as of June 30, 2022 and 2021

Net cash flows provided by investing activities during the six months ended June 30, 2022 was approximately $37.1 million compared to net cash flows used in investing activities during the six months ended June 30, 2021 of approximately $53.8 million. Cash flows related to investing activities during the six months ended June 30, 2022 include $0.1 million for the purchase of property and equipment, $0.3 million for investment in capitalized software, $5.5 million for the purchase of a convertible note, and $43.0 million of sales of treasury bills. Cash flows related to investing activities during the six months ended June 30, 2021 include $0.1 million for the purchase of property and equipment, $0.4 million investment in capitalized software, $63.4 million for the purchase of treasury bills, $28.0 million from sales of treasury bills, $15.2 million for the acquisition of CXApp, $0.9 million for the purchase of the Systat licensing agreement, $0.2 million for the purchase of Game Your Game, and $0.1 million for acquisition of Visualix.
Cash Flows from Financing Activities as of June 30, 2022 and 2021
Net cash flows used in financing activities during the six months ended June 30, 2022 was $4.2 million. Net cash flows provided by financing activities during the six months ended June 30, 2021 was $74.9 million. During the six months ended June 30, 2022, the Company received incoming cash flows of $46.9 million for the issuance of preferred stock and warrants, paid $49.3 million for the redemption of preferred series 7 stock, paid $1.8 million of the CXApp acquisition liability, received $0.4 million net proceeds from promissory note, and paid $0.3 million for the settlement of employee taxes on restricted stock. During the six months ended June 30, 2021, the Company received incoming cash flows of $77.9 million from the issuance of common stock and warrants, loaned $0.1 million to a related party, paid $1.7 million of taxes related to the net share settlement of restricted stock units, paid a $0.1 million liability related to the CXApp acquisition, paid a $0.5 million acquisition liability to the pre-acquisition shareholders of Nanotron, and paid a $0.5 million acquisition liability to the pre-acquisition shareholders of Locality.
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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company’s management determined that there were no material changes needed to internal controls as a result of the COVID-19 pandemic.

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

Item 1A.    Risk Factors

We face a number of significant risks and uncertainties in connection with our operations. Our business, results of operations and financial condition could be materially adversely affected by these risks. In addition to the risk factors set forth below and the other information set forth in this Form 10-Q, you should carefully consider the factors disclosed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 16, 2022, and Part II, Item 1A, "Risk Factors," in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, filed with the SEC on May 16, 2022, which reports are incorporated by reference herein, all of which could materially affect our business, financial condition and future results.
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

The Company recorded $7.5 million benefit for the release of the previously recorded valuation allowance related to the Sysorex Note, $1.6 million of interest income, and a gain on settlement of $49.8 million equal to the difference in the carry value of the Sysorex Note, including interest, and the value of the common stock and rights to acquire additional shares received in the settlement. As of June 30, 2022, the value of these securities decreased to approximately $0.6 million as a result of the corresponding decrease in Sysorex's common stock price. Accordingly, a $1.3 million unrealized loss on the Sysorex note for the six months ended June 30, 2022 was included in the condensed consolidated statements of operations.

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

In several instances in the past, including as recently as on October 25, 2021, we received written notification from Nasdaq informing us that because the closing bid price of our common stock was below $1.00 for 30 consecutive trading days, our shares no longer complied with the minimum closing bid price requirement for continued listing on Nasdaq under the Nasdaq Listing Rules. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided a period of 180 calendar days, or until April 25, 2022, in which to regain compliance. In order to regain compliance with the minimum bid price requirement, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days. We were not able to regain compliance within this 180-day period, and were eligible to seek an additional 180 calendar days to meet the minimum bid price requirement if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and provide written notice to Nasdaq of our intent to cure the deficiency during this second compliance period, by effecting a reverse stock split, if necessary. We provided Nasdaq written notice of our intention to cure the bid price deficiency during the second compliance period and on April 26, 2022, we received notice from Nasdaq that we were granted an additional 180 days, or until October 24, 2022 to regain compliance with this requirement. If we are not able to cure the deficiency prior to October 24, 2022, Nasdaq will provide notice to us that our common stock will be subject to delisting.

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

The impact of the military conflict between Russia and Ukraine has resulted in an increase in the likelihood of supply chain constraints, contributed to inflation driving up the cost of material and labor required to make our products, the effects of which remains uncertain and may have a material adverse impact on our business, operations and financial condition.

The military conflict between Russia and Ukraine has increased the likelihood of supply interruptions which may hinder our ability to find the materials we need to make our products. Supply disruptions are making it harder for us to find favorable pricing and reliable sources for the materials we need, putting upward pressure on our costs and increasing the risk that we may be unable to acquire the materials and services we need to continue to make certain products. The wider implications of the conflict has contributed to inflation driving up the costs of labor and materials required to make our products. The fluidity and continuation of the conflict may result in additional economic sanctions and other impacts which could have a negative impact on the Company’s financial condition, results of operations and cash flows, including decreased sales; supply chain and logistics disruptions; volatility in foreign exchange rates and interest rates; inflationary pressures on materials and labor; and heightened cybersecurity threats. The overall impact on our business of these events continues to remain uncertain and there are no assurances that we will be able to continue to experience the same growth or not be materially adversely affected.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

a)    Sales of Unregistered Securities

During the quarter ended June 30, 2022, the Company exchanged approximately $0.5 million of the outstanding principal and interest under the March 2020 10% Note Purchase Agreement and Promissory Note for 2,629,606 shares of the Company's common stock at exchange rates between $0.17 and $0.22 per share, in each case calculated in accordance with Nasdaq’s “minimum price” as defined by Nasdaq Listing Rule 5635(d).

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

INPIXON

Date: August 15, 2022	By:	/s/ Nadir Ali
Nadir Ali Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Wendy Loundermon
Wendy Loundermon Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1†	Stock Purchase Agreement, dated as of April 30, 2021, among Inpixon, Design Reactor, Inc., dba The CXApp, the sellers set forth on the signature page thereto and each other person who owns outstanding capital stock of The CXApp and executes a Joinder to Stock Purchase Agreement, and Leon Papkoff, as Sellers’ Representative	8-K	001-36404	2.1	May 6, 2021

2.2†	Share Sale and Purchase Agreement, dated as of December 8, 2021, between Nanotron Technologies GmbH and the Shareholders of IntraNav GmbH.	8-K	001-36404	2.1	December 13, 2021

2.3	Amendment to Stock Purchase Agreement, dated as of December 30, 2021, by and between Inpixon and Leon Papkoff, in his capacity as the Sellers’ Representative.	8-K	001-36404	2.1	December 30, 2021

3.1	Restated Articles of Incorporation.	S-1	333-190574	3.1	August 12, 2013

3.2	Certificate of Amendment to Articles of Incorporation (Increase Authorized Shares).	S-1	333-218173	3.2	May 22, 2017

3.3	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	April 10, 2014

3.4	Articles of Merger (renamed Sysorex Global).	8-K	001-36404	3.1	December 18, 2015

3.5	Articles of Merger (renamed Inpixon).	8-K	001-36404	3.1	March 1, 2017

3.6	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.2	March 1, 2017

3.7	Certificate of Amendment to Articles of Incorporation (authorized share increase).	8-K	001-36404	3.1	February 5, 2018

3.8	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	February 6, 2018

3.9	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	November 1, 2018

3.10	Certificate of Amendment to Articles of Incorporation, effective as of January 7, 2020 (Reverse Split).	8-K	001-36404	3.1	January 7, 2020

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.11	Certificate of Amendment to the Articles of Incorporation increasing the number of authorized shares of Common Stock from 250,000,000 to 2,000,000,000 filed with the Secretary of State of the State of Nevada on November 18, 2021	8-K	001-36404	3.1	November 19, 2021

3.12	Bylaws, as amended.	S-1	333-190574	3.2	August 12, 2013

3.13	Bylaws Amendment.	8-K	001-36404	3.2	September 13, 2021

3.14	Form of Certificate of Designation of Preferences, Rights and Limitations of Series 4 Convertible Preferred Stock.	8-K	001-36404	3.1	April 24, 2018

3.15	Certificate of Designation of Series 5 Convertible Preferred Stock, dated as of January 14, 2019.	8-K	001-36404	3.1	January 15, 2019

3.16	Series 7 Convertible Preferred Stock Certificate of Designation, filed with the Secretary of State of the State of Nevada and effective September 13, 2021	8-K	001-36404	3.1	September 15, 2021

3.17	Series 8 Convertible Preferred Stock Certificate of Designation, filed with the Secretary of State of the State of Nevada and effective March 22, 2022	8-K	001-36404	3.1	March 24, 2022

10.1	Securities Purchase Agreement, dated as of April 27, 2022					X

10.2	10% Original Issue Discount Senior Convertible Debenture					X

10.3	Subsidiary Guarantee					X

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.
						X

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30 2022.
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