Form 10-Q
period 2022-09-30
INPIXON
filed 2022-11-14
CIK 1529113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001	3,238,893
(Class)	Outstanding at November 9, 2022

INPIXON

		Page No.
Special Note Regarding Forward-Looking Statements and Other Information Contained in this Report		ii

PART I - FINANCIAL INFORMATION		iii

Item 1.	Financial Statements	iii

	Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	1

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021	4

	Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2022 and 2021	6

	Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders' Equity for the three and nine months ended September 30, 2022 and 2021	7

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021	11

	Notes to Unaudited Condensed Consolidated Financial Statements	13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	52

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	67

Item 4.	Controls and Procedures	67

PART II - OTHER INFORMATION		69

Item 1.	Legal Proceedings	69

Item 1A.	Risk Factors	69

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	73

Item 3.	Defaults Upon Senior Securities	73

Item 4.	Mine Safety Disclosures	73

Item 5.	Other Information	73

Item 6.	Exhibits	73

Signatures		74

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
•the possibility that the Business Combination (as defined in "Recent Events - Proposed Spin-Off of our Enterprise Apps Business" section under Part I, Item 2 of this Form 10-Q) of our enterprise apps business will not be consummated within the anticipated time period or at all;
•the possibility that anticipated tax treatment and benefits of the Business Combination may not be achieved;
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
Note Regarding Reverse Stock Split
The Company effected a reverse stock split of its authorized and issued and outstanding common stock, par value $0.001, at a ratio of 1-for-75, effective as of October 7, 2022 (the "Reverse Stock Split"). We have reflected the Reverse Stock Split retroactively herein, unless otherwise indicated.

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

The results for the period ended September 30, 2022 are not necessarily indicative of the results of operations for the full year. These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our audited consolidated financial statements for the fiscal years ended December 31, 2021 and 2020 included in the annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2022.
iii

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and par value data)

	As of September 30, 2022	As of December 31, 2021
	(Unaudited)	(Audited)
Assets

Current Assets
Cash and cash equivalents	$63,153	$52,480
Accounts receivable, net of allowances of $268 and $272, respectively	2,879	3,218
Other receivables	137	321
Inventory	2,702	1,976
Short-term investments	—	43,125
Note receivable	150	—
Prepaid expenses and other current assets	3,258	4,842

Total Current Assets	72,279	105,962

Property and equipment, net	1,307	1,442
Operating lease right-of-use asset, net	1,323	1,736
Software development costs, net	1,684	1,792
Investments in equity securities	1,124	1,838
Long-term investments	2,500	2,500
Intangible assets, net	28,174	33,478
Goodwill	—	7,672
Other assets	204	253

Total Assets	$108,595	$156,673
The accompanying notes are an integral part of these financial statements

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except number of shares and par value data)

	As of September 30, 2022	As of December 31, 2021
	(Unaudited)	(Audited)
Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$2,559	$2,414
Accrued liabilities	4,370	10,665
Operating lease obligation, current	514	643
Deferred revenue	3,730	4,805
Short-term debt	6,179	3,490
Acquisition liability	3,376	5,114

Total Current Liabilities	20,728	27,131

Long Term Liabilities
Operating lease obligation, noncurrent	852	1,108
Other liabilities, noncurrent	28	28
Acquisition liability, noncurrent	—	220

Total Liabilities	21,608	28,487

Commitments and Contingencies	—	—

Mezzanine Equity
Series 7 Convertible Preferred Stock - 58,750 shares authorized; zero and 49,250 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.	—	44,695
Series 8 Convertible Preferred Stock- 53,197.7234 shares authorized; 53,197.7234 and zero issued and outstanding as of September 30, 2022 and December 31, 2021, respectively. (Liquidation preference of $53,198)	53,198	—

Stockholders’ Equity
Preferred Stock -$0.001 par value; 5,000,000 shares authorized
Series 4 Convertible Preferred Stock - 10,415 shares authorized; 1 issued and 1 outstanding as of September 30, 2022 and December 31, 2021	—	—
Series 5 Convertible Preferred Stock - 12,000 shares authorized; 126 issued and 126 outstanding as of September 30, 2022 and December 31, 2021	—	—
Common Stock - $0.001 par value; 26,666,667 shares authorized; 2,250,597 and 1,730,141 issued and 2,250,596 and 1,730,140 outstanding as of September 30, 2022 and December 31, 2021, respectively.	2	2
Additional paid-in capital	331,487	332,761
Treasury stock, at cost, 1 share	(695)	(695)
Accumulated other comprehensive income	1,496	44
Accumulated deficit	(299,123)	(250,309)

Stockholders’ Equity Attributable to Inpixon	33,167	81,803

Non-controlling Interest	622	1,688

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except number of shares and par value data)

Total Stockholders’ Equity	33,789	83,491

Total Liabilities, Mezzanine Equity and Stockholders’ Equity	$108,595	$156,673
The accompanying notes are an integral part of these financial statements

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)
Revenues	$4,177	$4,450	$14,133	$10,857

Cost of Revenues	1,255	1,186	4,037	2,966

Gross Profit	2,922	3,264	10,096	7,891

Operating Expenses
Research and development	4,644	3,254	13,642	9,185
Sales and marketing	2,157	2,407	6,757	6,119
General and administrative	5,146	8,571	18,148	26,570
Acquisition-related costs	2	93	270	1,098
Impairment of goodwill	—	—	7,570	—
Amortization of intangibles	1,366	1,395	4,056	3,088

Total Operating Expenses	13,315	15,720	50,443	46,060

Loss from Operations	$(10,393)	(12,456)	(40,347)	$(38,169)

Other Income (Expense)
Interest income (expense), net	(240)	(15)	(62)	1,191
Loss on exchange of debt for equity	—	—	—	(30)
Recovery of valuation allowance on related party loan - held for sale	—	—	—	7,345
Other (expense)/income, net	(1,506)	(47)	(2,277)	464
Gain on related party loan - held for sale	—	—	—	49,817
Unrealized gain/(loss) on equity securities	(5,854)	(22,285)	(7,110)	(51,250)
Total Other Income (Expense)	(7,600)	(22,347)	(9,449)	7,537

Net Loss, before tax	(17,993)	(34,803)	(49,796)	(30,632)
Income tax benefit/(provision)	—	854	(84)	(1,350)
Net Loss	$(17,993)	(33,949)	(49,880)	$(31,982)

Net Loss Attributable to Non-controlling Interest	(402)	(309)	(1,206)	(544)

Net Loss Attributable to Stockholders of Inpixon	(17,591)	(33,640)	(48,674)	(31,438)
Accretion of Series 7 Preferred Stock	—	(2,962)	(4,555)	(2,962)
Accretion of Series 8 Preferred Stock	(6,305)	—	(13,089)	—
Deemed dividend for the modification related to Series 8 Preferred Stock	—	—	(2,627)	—
Deemed contribution for the modification related to Warrants issued in connection with Series 8 Preferred Stock	—	—	1,469	—
Amortization premium- modification related to Series 8 Preferred Stock	1,265	—	2,626	—
Net Loss Attributable to Common Stockholders	$(22,631)	$(36,602)	$(64,850)	$(34,400)

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

Net Loss Per Share - Basic and Diluted	$(10.21)	$(22.31)	$(31.08)	$(23.95)

Weighted Average Shares Outstanding
Basic and Diluted	2,216,544	1,640,971	2,086,633	1,436,093
The accompanying notes are an integral part of these financial statements

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)
Net Loss	$(17,993)	$(33,949)	$(49,880)	$(31,982)
Unrealized foreign exchange (loss) income from cumulative translation adjustments	898	(404)	1,452	(1,012)

Comprehensive Loss	$(17,095)	$(34,353)	$(48,428)	$(32,994)
The accompanying notes are an integral part of these financial statements

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands, except per share data)

	Series 7 Preferred Stock		Series 8 Preferred Stock		Series 4 Convertible Preferred Stock		Series 5 Convertible Preferred Stock		Common Stock		Additional Paid-In Capital		Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount			Shares	Amount
Balance - January 1, 2022	49,250	$44,695	—	$—	1	$—	126	$—	1,730,140	$2	$332,761		(1)	$(695)	$44	$(250,309)	$1,688	$83,491
Common shares issued for extinguishment of debt	—	—	—	—	—	—	—	—	57,472	—	1,500		—	—	—	—	—	$1,500
Stock options and restricted stock awards granted to employees for services	—	—	—	—	—	—	—	—	—	—	1,533		—	—	—	—	—	$1,533
Series 7 Preferred redeemed for cash	(49,250)	(49,250)	—	—	—	—	—	—	—	—	—	[1]	—	—	—	—	—	$—
Series 8 Preferred stock issued for cash	—	—	53,197.7234	41,577	—	—	—	—	—	—	5,329		—	—	—	—	—	$5,329
Accretion Discount- Series 7 Preferred Shares	—	4,555	—	—	—	—	—	—	—	—	(4,555)		—	—	—	—	—	$(4,555)
Accretion Discount- Series 8 Preferred Shares	—	—	—	548	—	—	—	—	—	—	(548)		—	—	—	—	—	$(548)
Deemed dividend for the modification related to Series 8 Preferred Stock	—	—	—	2,627	—	—	—	—	—	—	(2,627)		—	—	—	—	—	$(2,627)
Deemed contribution for the modification related to Warrants issued in connection with Series 8 Preferred Stock	—	—	—	(1,469)	—	—	—	—	—	—	1,469		—	—	—	—	—	$1,469
Amortization Premium- modification related to Series 8 Preferred Stock	—	—	—	(110)	—	—	—	—	—	—	110		—	—	—	—	—	$110
Restricted stock grants withheld for taxes	—	—	—	—	—	—	—	—	(12,802)	—	(336)		—	—	—	—	—	$(336)
Common shares issued for CXApp earnout	—	—	—	—	—	—	—	—	144,986	—	3,697		—	—	—	—	—	$3,697
Common shares issued for exchange of warrants	—	—	—	—	—	—	—	—	184,153	—	—		—	—	—	—	—	$—
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—		—	—	(102)	(15)	15	$(102)
Net loss	—	—	—	—	—	—	—	—	—	—	—		—	—	—	(11,211)	(346)	$(11,557)
Balance - March 31, 2022	—	—	53,197.7234	43,173	1	—	126	—	2,103,949	2	338,333		(1)	(695)	(58)	(261,535)	1,357	$77,404

Stock options and restricted stock awards granted to employees for services	—	—	—	—	—	—	—	—	—	—	741		—	—	—	—	—	$741
Common shares issued for extinguishment of debt	—	—	—	—	—	—	—	—	35,062	—	500		—	—	—	—	—	$500
Accretion Discount- Series 8 Preferred Shares	—	—	—	6,236	—	—	—	—	—	—	(6,236)		—	—	—	—	—	$(6,236)
Amortization Premium- modification related to Series 8 Preferred Stock	—	—	—	(1,251)	—	—	—	—	—	—	1,251		—	—	—	—	—	$1,251
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—		—	—	656	(56)	57	$657
Net loss	—	—	—	—	—	—	—	—	—	—	—		—	—	—	(19,872)	(458)	$(20,330)
1

Balance - June 30, 2022	—	—	53,197.7234	48,158	1	—	126	—	2,139,011	2	334,589	(1)	(695)	598	(281,463)	956	$53,987

Stock options granted to employees and consultants for services	—	—	—	—	—	—	—	—	—	—	688	—	—	—	—	—	688
Common shares issued for extinguishment of debt	—	—	—	—	—	—	—	—	111,585	—	1,250	—	—	—	—	—	1,250
Accrete discount - preferred series 8 shares	—	—	—	6,305	—	—	—	—	—	—	(6,305)	—	—	—	—	—	(6,305)
Amortization Premium- modification related to Series 8 Preferred Stock	—	—	—	(1,265)	—	—	—	—	—	—	1,265	—	—	—	—	—	1,265
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	898	(69)	68	897
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(17,591)	(402)	(17,993)
Balance - September 30, 2022	—	—	53,197.7234	53,198	1	—	126	—	2,250,596	$2	$331,487	(1)	$(695)	$1,496	$(299,123)	$622	$33,789

The accompanying notes are an integral part of these financial statements

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands, except per share data)

	Series 7 Preferred Stock		Series 4 Convertible Preferred Stock		Series 5 Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance - January 1, 2021	—	—	1	$—	126	$—	779,964	$1	$225,665	(1)	$(695)	$660	$(180,992)	$41	$44,680
Common shares issued for registered direct offering	—	—	—	—	—	—	210,668	—	74,074	—	—	—	—	—	74,074
Common shares issued for extinguishment of debt	—	—	—	—	—	—	11,919	—	1,500	—	—	—	—	—	1,500
Common shares issued for cashless stock options exercised	—	—	—	—	—	—	67	—	—	—	—	—	—	—	—
Common shares issued for net proceeds from warrants exercised	—	—	—	—	—	—	420,071	—	3,779	—	—	—	—	—	3,779
Stock options granted to employees and consultants for services	—	—	—	—	—	—	—	—	5,096	—	—	—	—	—	5,096
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(671)	—	—	(671)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(12,557)	18	(12,539)

Balance - March 31, 2021	—	—	1	$—	126	$—	1,422,689	$1	$310,114	(1)	$(695)	$(11)	$(193,549)	$59	$115,919

Stock options and restricted stock awards granted to employees for services	—	—	—	—	—	—	—	—	2,053	—	—	—	—	—	2,053
Common shares issued for Game Your Game acquisition	—	—	—	—	—	—	15,722	—	1,403	—	—	—	—	—	1,403
Common shares issued for Visualix acquisition	—	—	—	—	—	—	4,928	—	429	—	—	—	—	—	429
Common shares issued for the CXApp	—	—	—	—	—	—	117,995	1	9,999	—	—	—	—	2,811	12,811
Common shares for cashless stock options exercised	—	—	—	—	—	—	6	—	—	—	—	—	—	—	—
Common shares issued for restricted stock grants	—	—	—	—	—	—	62,308	—	—	—	—	—	—	—	—
Taxes paid on stock based compensation	—	—	—	—	—	—	—	—	(1,687)	—	—	—	—	—	(1,687)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	63	(141)	130	52
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	14,759	(253)	14,506

Balance - June 30, 2021	—	—	1	$—	126	$—	1,623,648	$2	$322,311	(1)	$(695)	$52	$(178,931)	$2,747	$145,486

Stock options granted to employees and consultants for services	—	—	—	—	—	—	—	—	1,664	—	—	—	—	—	1,664
Common shares issued for extinguishment of debt	—	—	—	—	—	—	11,696	—	1,000	—	—	—	—	—	1,000
Preferred Shares issued in public offering	—	—	—	—	—	—	—		1,589	—	—	—	—	—	1,589
Series 7 Preferred Stock issued for cash	58,750	48,995	—	—	—	—	—	—	—	—	—	—	—	—	—

Series 7 Preferred Stock converted to common stock	(9,500)	(9,500)	—	—	—	—	—	—	—	—	—	—	—	—	—
Common shares issued for conversion of preferred shares	—	—	—	—	—	—	104,334	—	9,500	—	—	—	—	—	9,500
Restricted stock grants forfeited	—	—	—	—	—	—	(4,500)	—	—	—	—	—	—	—	—
Cumulative Translation Adjustment	—	—	—	—	—	—	—	—	—	—	—	(404)	(22)	21	(405)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(33,640)	(309)	(33,949)

Balance - September 30, 2021	$49,250	39,495	1	$—	126	$—	1,735,178	$2	$336,064	(1)	$(695)	$(352)	$(212,593)	$2,459	$124,885
The accompanying notes are an integral part of these financial statements

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows Used in Operating Activities	(Unaudited)

Net loss	$(49,880)	$(31,982)

Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,008	970
Amortization of intangible assets	4,559	3,571
Amortization of right of use asset	536	527
Stock based compensation	2,962	8,813
Earnout expense valuation benefit	(2,827)	—
Loss on exchange of debt for equity	—	30
Amortization of debt discount	—	224
Amortization of original issued discount	121	—
Accrued interest income, related party	(278)	(1,627)
Provision for doubtful accounts	5	100
Unrealized gain on note	1,870	(638)
Provision for inventory obsolescense	—	300
Recovery for valuation allowance for held for sale loan	—	(7,345)
Gain on settlement of related party promissory note and loan related party receivable	—	(49,817)
Deferred income tax	(1)	(4,507)
Loss on disposal of property and equipment	1	—
Unrealized loss on equity securities	7,110	51,250
Impairment of goodwill	7,570	—
Realized loss on sale of equity securities	151	—
Gain on conversion of note receivable	(791)	—
Other	196	137

Changes in operating assets and liabilities:
Accounts receivable and other receivables	336	(678)
Inventory	(1,002)	(499)
Prepaid expenses and other current assets	1,545	(70)
Other assets	28	200
Accounts payable	237	(653)
Accrued liabilities	1,059	3,421
Income tax liabilities	(38)	3,471
Deferred revenue	(915)	1,214
Operating lease obligation	(505)	(519)
Other liabilities	—	89

Net Cash Used in Operating Activities	(26,943)	(24,018)

Cash Flows Used in Investing Activities
Purchase of property and equipment	(221)	(258)

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

Investment in capitalized software	(611)	(857)
Purchase of other short term investments	—	(2,000)
Sales of other short term investments	—	2,000
Purchase of convertible note	(5,500)	—
Sales of equity securities	229	—
Purchases of treasury bills	—	(63,362)
Sales of treasury bills	43,001	28,000
Purchase of Systat licensing agreement	—	(900)
Issuance of note receivable	(150)	(268)
Acquisition of Game Your Game	—	184
Acquisition of CXApp	—	(15,186)
Acquisition of Visualix	—	(61)
Net Cash Provided By (Used in) Investing Activities	36,748	(52,708)

Cash From Financing Activities
Net proceeds from issuance of preferred stock and warrants	46,906	50,584
Net proceeds from issuance of common stock and warrants	—	77,853
Net proceeds from promissory note	5,539	—
Cash paid for redemption of preferred stock series 7	(49,250)	—
Taxes paid related to net share settlement of restricted stock units	(336)	(1,687)
Loans to related party	—	(117)
Repayment of CXApp acquisition liability	(1,957)	(241)
Repayment of acquisition liability to Nanotron shareholders	—	(467)
Repayment of acquisition liability to Locality shareholders	—	(500)
Net Cash Provided By Financing Activities	902	125,425

Effect of Foreign Exchange Rate on Changes on Cash	(34)	90

Net Increase in Cash and Cash Equivalents	10,673	48,789

Cash and Cash Equivalents - Beginning of period	52,480	17,996

Cash and Cash Equivalents - End of period	$63,153	$66,785

Supplemental Disclosure of cash flow information:
Cash paid for:
Interest	$2	$3
Income Taxes	$100	$2,387

Non-cash investing and financing activities
Common shares issued for extinguishment of debt	$3,250	$2,500
Common shares issued for CXApp Earnout Payment	$3,697	$—
Common shares issued in exchange for warrants	$14	$—
Right of use asset obtained in exchange for lease liability	$284	$—
Settlement of Sysorex Note	$—	$7,462
Investment in equity securities through conversion of note receivable	$6,776	$58,905
Common shares issued for CXApp acquisition	$—	$10,000

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

Common shares issued for Game Your Game acquisition	$—	$1,403
Common shares issued for Visualix asset acquisition	$—	$429
Preferred shares converted into common shares	$—	$9,500
The accompanying notes are an integral part of these financial statements

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
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

In addition to our Indoor Intelligence technologies and solutions, we also offer:

•Digital solutions (eTearsheets; eInvoice, adDelivery) or cloud-based applications and analytics for the advertising, media and publishing industries and advertising management platform referred to as Shoom by Inpixon; and

•A comprehensive set of data analytics and statistical visualization solutions for engineers and scientists referred to as SAVES by Inpixon.

We report financial results for three segments: Indoor Intelligence, Shoom and SAVES. For Indoor Intelligence, we generate revenue from sales of hardware, software licenses and professional services. For Shoom and SAVES, we generate revenue from the sale of software licenses.

Proposed Spin-Off of Enterprise Apps Business

On September 25, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Inpixon, KINS Technology Group Inc., a Delaware corporation (“KINS”), CXApp Holding Corp., a Delaware corporation and newly formed wholly-owned subsidiary of Inpixon (“CXApp”), and KINS Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of KINS (“Merger Sub”), pursuant to which KINS will acquire Inpixon’s enterprise apps business (including its workplace experience technologies, indoor mapping, events platform, augmented reality and related business solutions) (the “Enterprise Apps Business”) in exchange for the issuance of shares of KINS capital stock valued at $69 million (the “Business Combination”).

Immediately prior to the Merger and pursuant to a Separation and Distribution Agreement, dated as of September 25, 2022, among KINS, Inpixon, CXApp and Design Reactor, Inc., a California corporation (“Design Reactor”) (the “Separation Agreement”), and other ancillary conveyance documents, Inpixon will, among other things and on the terms and subject to the conditions of the Separation Agreement, transfer the Enterprise Apps Business, including certain related subsidiaries of Inpixon, including Design Reactor, to CXApp (the "Reorganization"). Following the Reorganization, Inpixon will distribute 100% of the common stock of CXApp, par value $0.00001, to certain holders of Inpixon securities as of a record date to be determined (the “Spin-Off”).

Immediately following the Spin-Off, in accordance with and subject to the terms and conditions of the Merger Agreement, Merger Sub will merge with and into CXApp (the “Merger”), with CXApp continuing as the surviving company in the Merger and as a wholly-owned subsidiary of KINS.

The Spin-Off and the Merger are subject to various conditions to closing, including the effectiveness of a Registration Statement on Form S-4 filed by KINS in connection with the Business Combination and a Registration Statement on Form S-1 filed by CXApp in connection with the Spin-Off.

Reverse Stock Split

On October 7, 2022, the Company effected a 1-for-75 reverse stock split. See Note 27 for more details. All historical share and per share amounts reflected throughout this report have been adjusted to reflect the Reverse Stock Split.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results for the full year ending December 31, 2022. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the years ended December 31, 2021 and 2020 included in the annual report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 16, 2022.
Note 3 - Summary of Significant Accounting Policies
The Company's complete accounting policies are described in Note 2 to the Company's audited consolidated financial statements and notes for the years ended December 31, 2021 and 2020.
Liquidity
As of September 30, 2022, the Company has a working capital surplus of approximately $51.6 million, and cash of approximately $63.2 million. For the three and nine months ended September 30, 2022, the Company had a net loss of approximately $18.0 million and $49.9 million, respectively. During the nine months ended September 30, 2022, the Company used approximately $26.9 million of cash for operating activities.

During the first quarter of 2022, the Company was required to redeem its Series 7 Preferred Stock for an aggregate amount of $49.3 million. On March 22, 2022, the Company entered into a Securities Purchase Agreement with certain institutional investors named therein, pursuant to which it sold in a registered direct offering (i) 53,197.7234 shares of Series 8 Convertible Preferred Stock and (ii) related warrants to purchase up to an aggregate of 1,503,726 shares of common stock. Each share of Series 8 Convertible Preferred Stock and the related warrants were sold at a subscription amount of $940, representing an original issue discount of 6% of the stated value of each share of Series 8 Convertible Preferred Stock for an aggregate subscription amount of $50.0 million. The net proceeds to the Company from this offering was $46.9 million after placement agent commissions and other offering costs. See further breakdown in Note 13 - Capital Raises. Effective October 1, 2022, the holders of Series 8 Convertible Preferred Stock were eligible to redeem their shares. During October 2022, the Company received cash redemption notices from the holders of the Series 8 Convertible Preferred Stock issued on March 22, 2022, totaling 45,755.72 shares of Series 8 Convertible Preferred Stock for aggregate cash paid of approximately $45.8 million.
On July 22, 2022, the Company entered into a note purchase agreement in an aggregate initial principal amount of $6.5 million for which in exchange for the Note, the company received $5.0 million. Additionally on July 22, 2022, the Company entered into an Equity Distribution Agreement (the "Sales Agreement") under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $25 million. The Company is not obligated to make any sales of the Shares under the Sales Agreement and no assurance can be given that the Company will sell any Shares under the Sales Agreement, or if it does, as to the price or amount of Shares that the Company will sell, or the date on which any such sales will take place. The Company did not make any sales pursuant to the Sales Agreement as of September 30, 2022.
On October 18, 2022, the Company entered into a Securities Purchase Agreement with an institutional investor, pursuant to which the Company agreed to issue and sell, in a registered direct offering, 253,112 shares of the Company’s common stock, warrants to purchase up to 3,846,153 shares of common stock at a combined offering price of $5.85 per share and pre-funded warrants to purchase up to 2,310,990 shares of common stock at a purchase price of $5.849 per pre-funded warrant, with each pre-funded warrant having an exercise price of $0.001 per share. The Company raised net proceeds of $14.2 million after deduction of sales commissions and other offering expenses.
Risks and Uncertainties

The Company cannot assure you that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. In order to continue our operations, we have supplemented the revenues we earned with proceeds from the sale of

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
Note 3 - Summary of Significant Accounting Policies (continued)
our equity and debt securities and proceeds from loans and bank credit lines. While the impact of the COVID-19 pandemic is generally subsiding, the lasting impact on our business and results of operations continues to remain uncertain. While we were able to continue operations remotely throughout the pandemic, we have experienced supply chain cost increases and constraints and delays in the receipt of certain components of our hardware products impacting delivery times for our products. In addition, to the extent that certain customers continue to be challenged by the lasting effects of the pandemic, including delays in returning employees to the office, we have and may continue to see an impact in the demand of certain products and delays in certain projects and customer orders.
Certain global events, such as the continued impact of the pandemic, the recent military conflict between Russia and Ukraine, market volatility and other general economic factors that are beyond our control may impact our results of operations. These factors can include interest rates; recession; inflation; unemployment trends; the threat or possibility of war, terrorism or other global or national unrest; political or financial instability; and other matters that influence our customers spending. Increasing volatility in financial markets and changes in the economic climate could adversely affect our results of operation. We also expect that supply chain interruptions and constraints, and increased costs on parts, materials and labor may continue to be a challenge for our business. While we have been able to realize growth in the nine months ended September 30, 2022 as compared to the same period in 2021, the impact that these global events will have on general economic conditions is continuously evolving and the ultimate impact that they will have on our results of operations continues to remain uncertain. There are no assurances that we will be able to continue to experience the same growth or not be materially adversely effected.
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
Business Combinations
The Company accounts for business combinations under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, “Business Combinations” using the acquisition method of accounting, and accordingly, the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition. The excess of the purchase price over the estimated fair value is recorded as goodwill. All acquisition costs are expensed as incurred. Upon acquisition, the accounts and results of operations are consolidated as of and subsequent to the acquisition date.
Short-term investments
Investments with maturities greater than 90 days but less than one year are classified as short-term investments on the consolidated balance sheets and consist of U.S. Treasury Bills. Accrued interest on U.S. Treasury bills are also classified as short term investment.
Our short-term investments are considered available for use in current operations, are classified as available-for-sale securities. Available for sale securities are carried at fair value, with an unrealized gains and losses included in the Other income (expense) line of the Condensed Consolidated Statements of Operations. The Company recorded zero unrealized losses for the three and

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
Note 3 - Summary of Significant Accounting Policies (continued)
nine months ended September 30, 2022, respectively. The Company recorded unrealized losses of approximately $0.1 million for each of the three and nine months ended September 30, 2021, respectively.
Mezzanine equity
When common or preferred shares are determined to be conditionally redeemable upon the occurrence of certain events that are not solely within the control of the issuer, and upon such event, the shares would become redeemable at the option of the holders, they are classified as ‘mezzanine equity’ (temporary equity). The purpose of this classification is to convey that such a security may not be permanently part of equity and could result in a demand for cash, securities or other assets of the entity in the future.
Investment in equity securities- fair value
Investment securities—fair value consist primarily of investments in equity securities and are carried at fair value in accordance with ASC 321, "Investments-Equity Securities". These securities are marked to market based on the respective publicly quoted market prices of the equity securities adjusted for liquidity. These securities transactions are recorded on a trade date basis. Any unrealized appreciation or depreciation on investment securities is reported in the Condensed Consolidated Statement of Operations within Unrealized Loss on Equity Securities. The Unrealized loss on equity securities for the three and nine months ended September 30, 2022 was approximately $5.9 million and $7.1 million, respectively, and for the three and nine months ended September 30, 2021 was a loss of approximately $22.3 million and $51.3 million, respectively.
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
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
Professional services are also contracted on the fixed fee and time and materials basis. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts including maintenance service provided by in house personnel, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the nine months ended September 30, 2022 and 2021, the Company did not incur any such losses. These amounts are based on known and estimated factors.
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
Note 3 - Summary of Significant Accounting Policies (continued)
Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had deferred revenue of approximately $3.7 million and $4.8 million as of September 30, 2022 and December 31, 2021, respectively, related to cash received in advance for product maintenance services and professional services provided by the Company’s technical staff. The Company expects to satisfy its remaining performance obligations for these maintenance services and professional services, and recognize the deferred revenue and related contract costs over the next twelve months.
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
The Company incurred stock-based compensation charges of approximately $0.7 million and $1.7 million for the three months ended September 30, 2022 and 2021, respectively. The Company incurred stock-based compensation charges of approximately $3.0 million and $8.8 million for the nine months ended September 30, 2022 and 2021, respectively, which are included in general and administrative expenses. Stock-based compensation charges are related to employee compensation and related benefits.
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
The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the nine months ended September 30, 2022 and 2021:

	For the Nine Months Ended September 30,
	2022	2021
Options	363,973	160,992
Warrants	1,737,732	1,285,312
Convertible preferred stock	1,503,739	525,345
Earnout reserve	—	147,493
Total	3,605,444	2,119,142
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
Note 3 - Summary of Significant Accounting Policies (continued)
events not solely within the Company’s control) are classified as temporary equity. At all other times, preferred shares are classified as permanent equity.
The Company also follows the guidance provided by ASC 815, "Derivatives and Hedging" (“ASC 815”), which states that contracts that are both, (1) indexed to its own stock and (2) classified in stockholders’ equity in its statement of financial position, are not classified as derivative instruments, and to be recorded under stockholder's equity on the balance sheet of the financial statements. Management assessed the preferred stock and determined that it did meet the scope exception under ASC 815, and would be recorded as equity, and not a derivative instrument, on the balance sheet of the Company's financial statements.
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
Recently Issued and Adopted Accounting Standards
In August 2020, the FASB issued Accounting Standards Update ("ASU") 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40)” (“ASU 2020-06”). ASU 2020-06 reduces the number of models used to account for convertible instruments, amends diluted EPS calculations for convertible instruments, and amends the requirements for a contract (or embedded derivative) that is potentially settled in an entity's own shares to be classified in equity. The amendments add certain disclosure requirements to increase transparency and decision-usefulness about a convertible instrument's terms and features. Under the amendment, the Company must use the if-converted method for including convertible instruments in diluted EPS as opposed to the treasury stock method. ASU 2020-06 is effective for annual reporting periods beginning after December 15, 2023 for smaller reporting companies as defined by the SEC. Early adoption is allowed under the standard with either a modified retrospective or full retrospective method. The Company early adopted ASU 2020-06 on January 1, 2022 using the modified retrospective method. As a result of Management’s evaluation, the adoption of ASU 2020-06 did not have a material impact on the consolidated financial statements.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
Note 3 - Summary of Significant Accounting Policies (continued)
adopted ASU 2021-10 on January 1, 2022. As a result of Management’s evaluation, the adoption of ASU 2021-10 did not have a material impact on the consolidated financial statements.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Recurring revenue
Hardware	$—	$3	$—	$3
Software	2,365	1,971	7,055	5,093
Professional services	—	—	—	35
Total recurring revenue	$2,365	$1,974	$7,055	$5,131

Non-recurring revenue
Hardware	$751	$1,031	$2,447	$2,244
Software	351	781	1,116	1,390
Professional services	710	664	3,515	2,092
Total non-recurring revenue	$1,812	$2,476	$7,078	$5,726

Total Revenue	$4,177	$4,450	$14,133	$10,857

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue recognized at a point in time
Indoor Intelligence (1)	$829	$2,167	$2,524	$3,382
SAVES (1)	272	309	1,038	917
Shoom (1)	—	—	—	—
Total	$1,101	$2,476	$3,562	$4,299

Revenue recognized over time
Indoor Intelligence (2) (3)	$2,241	$1,067	$8,011	$3,739
SAVES (3)	318	405	1,012	1,312
Shoom (3)	517	502	1,548	1,507
Total	$3,076	$1,974	$10,571	$6,558

Total Revenue	$4,177	$4,450	$14,133	$10,857
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
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

Note 5 – CXApp Acquisition
On March 3, 2022, we entered into a Second Amendment to that certain Stock Purchase Agreement, dated as of April 30, 2021 (the "CXApp Stock Purchase Agreement"), by and among the Company, Design Reactor, Inc. (the "CXApp") and the holders of the outstanding capital stock of CXApp (the "Sellers") with the Sellers' Representative (as defined in the CXApp Stock Purchase Agreement), pursuant to which the parties agreed that withholding taxes payable by certain of the Sellers, as applicable, in connection with the issuance of the Earnout Shares (as defined in the CXApp Purchase Agreement) would be offset up to the aggregate amount payable to such Seller by the Company from the Holdback Amount (as defined in the CXApp Purchase Agreement) and the Holdback Amount would be reduced by an equal amount. On March 3, 2022, the Company issued 144,986 shares of common stock to the Sellers in connection with the satisfaction of the Earnout Payment (as defined in the CXApp Purchase Agreement). The fair market value of the Earnout Shares issued was lower than the fair market value of the Earnout Shares as of December 31, 2021, and therefore the Company recorded a benefit of $2.8 million for the nine months ended September 30, 2022, which is included in the General and Administrative costs of the condensed consolidated statements of operations.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
Note 6 - Proforma Financial Information
CXApp Proforma Financial Information
The following unaudited proforma financial information presents the consolidated results of operations of the Company and the CXApp for the nine months ended September 30, 2021, as if the acquisition had occurred as of the beginning of the first period presented instead of on April 30, 2021. The proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.
The proforma financial information for Game Your Game, Visualix and IntraNav have not been presented as it is deemed immaterial.
The proforma financial information for the Company and the CXApp is as follows (in thousands):

For the Nine Months Ended September 30, 2021
Revenues	$12,707
Net income (loss) attributable to common stockholders	$(32,503)
Net income (loss) per basic and diluted common share	$(21.84)
Weighted average common shares outstanding:
Basic and Diluted	1,487,975

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
Note 7- Goodwill and Intangibles

Goodwill:

The following table summarizes the changes in the carrying amount of Goodwill for the nine months ended September 30, 2022 (in thousands):

Segments	Acquisitions	Balance as of January 1, 2022	Goodwill additions through acquisitions	Impairment	Exchange rate fluctuations as of September 30, 2022	Balance as of September 30, 2022
SAVES	Systat	$695	$—	$(695)	$—	$—
Indoor Intelligence	GTX	1	—	(1)	—	—
	Nanotron	1,119	—	(1,035)	(84)	—
	Jibestream	480	—	(474)	(6)	—
	CXApp	5,066	—	(5,066)	—	—
	Game Your Game	152	—	(152)	—	—
	IntraNav	159	—	(147)	(12)	—
	Total	$7,672	$—	$(7,570)	(102)	$—

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

The Company utilized a mix of both the income and market approaches in determining the fair value of the reporting units. The Company noted that 50% weight was attributed to the income approach and 50% was attributed to the market approach. During the nine months ended September 30, 2022, the Company recognized approximately $7.6 million of goodwill impairment on Systat, GTX, Nanotron, Jibestream, CXApp, Game Your Game, and IntraNav. As of September 30, 2022, the Company's cumulative impairment charges are approximately $31.0 million with approximately $29.1 million related to the Indoor Intelligence reporting unit, approximately $1.2 million related to the Shoom reporting unit and approximately $0.7 million related to the SAVES reporting unit. As of December 31, 2021, the Company's cumulative goodwill impairment charges were approximately $23.4 million with approximately $22.2 million related to the Indoor Intelligence reporting unit and approximately $1.2 million related to the Shoom reporting unit.

Intangibles assets at September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

Note 7- Goodwill and Intangibles (continued)

	Gross Carrying Amount		Accumulated Amortization Amount		Remaining Weighted Average Useful Life
	September 30,	December 31,	September 30,	December 31,
	2022	2021	2022	2021
IP Agreement	$148	$172	$(74)	$(54)	2.00
Trade Name/Trademarks	3,573	3,602	(1,217)	(662)	3.58
Webstores & Websites	404	404	(224)	(123)	1.33
Customer Relationships	8,984	9,294	(2,387)	(1,440)	5.19
Developed Technology	21,584	22,175	(4,712)	(3,010)	7.78
Non-compete Agreements	4,222	4,786	(2,127)	(1,666)	1.75
Totals	$38,915	$40,433	$(10,741)	$(6,955)

Amortization Expense:

Amortization expense for the three and nine months ended September 30, 2022 was approximately $1.5 million and $4.6 million, respectively, and for the three and nine months ended September 30, 2021 was approximately $1.7 million and $3.6 million, respectively.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

Note 7- Goodwill and Intangibles (continued)

Future amortization expense on intangibles assets is anticipated to be as follows (in thousands):

Amount
December 31, 2022 (for 3 months)	$1,514
December 31, 2023	5,852
December 31, 2024	4,920
December 31, 2025	4,299
December 31, 2026 and thereafter	11,589
$28,174
Note 8 - Inventory
Inventory as of September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	As of September 30, 2022	As of December 31, 2021
Raw materials	$369	$163
Work-in-process	433	539
Finished goods	1,900	1,274
Inventory	$2,702	$1,976

Note 9 - Investments in Equity Securities

Investment securities—fair value consist of investments in the Company’s investment in shares and rights of equity securities. The composition of the Company’s investment securities—fair value was as follows (in thousands):

	As of September 30, 2022
	Cost	Fair Value
Investments in equity securities- fair value
Equity shares	$54,237	$1,115
Equity rights	11,064	9
Total investments in equity securities- fair value	$65,301	$1,124

On April 27, 2022, the Company purchased a 10% convertible note in aggregate principal amount of $6,050,000 for a purchase price of $5,500,000 from FOXO Technologies Operating Company, formerly FOXO Technologies Inc. (“FOXO Legacy”), pursuant to the terms of a securities purchase agreement between FOXO Legacy and the Company (the “April 2022 Purchase Agreement”). Interest on the convertible note accrues at 12% per annum. The term of the convertible note is twelve months, however FOXO Legacy has the ability to extend the maturity date for an additional 3 months. The convertible note is subject to certain conversion features which include qualified financing, and/or qualified transaction, as defined in the April 2022 Purchase Agreement. The Company can voluntarily convert the note after 270 days. The note is required to convert upon FOXO Legacy completing a qualified offering.

On September 15, 2022, FOXO Legacy consummated a business combination with Delwinds Insurance Acquisition Corp., now known as FOXO Technologies Inc. ("FOXO"), which qualified as a qualified offering as defined in the April 2022 Purchase Agreement. This qualified offering triggered a mandatory conversion of the convertible note to FOXO Legacy common stock which was then automatically converted into 891,124 shares of FOXO Class A common stock, par value $0.0001 (“FOXO common stock”) upon closing of the business combination. The Company recognized an unrealized gain on conversion of $0.8 million to be recognized on the income statement for the three and nine months ended September 30, 2022.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

FOXO common stock is traded in active markets, as the security is trading under “FOXO” on the NYSE American. FOXO common stock is accounted for as available-for-sale equity securities based on “Level 1” inputs, which consist of quoted prices in active markets, with unrealized holding gains and losses included in earnings. The fair value was determined by the closing trading price of the security as of September 30, 2022. The Company recognized an unrealized loss on FOXO common stock of $5.3 million to be recognized on the income statement for the three and nine months ended September 30, 2022.

For the three months ended September 30, 2022 and 2021, inclusive of the FOXO transactions above, the Company recognized a net unrealized (gain) loss on equity securities of $5.9 million and $22.3 million, respectively, and $7.1 million and $51.3 million for the nine months ended September 30, 2022 and 2021, respectively, in the other income/expense section of the condensed consolidated statements of operations.

Note 10 - Other Long Term Investments
In 2020, the Company paid $1.8 million for 600,000 Class A Units and 2,500,000 Class B Units of Cardinal Venture Holdings LLC (“CVH”). The Company is a member of CVH. CVH owns certain interests in KINS Capital, LLC, the sponsor entity (the “Sponsor”) to KINS Technology Group Inc., a Delaware corporation and special purpose acquisition company with which the Company anticipates entering into the Business Combination (see “Proposed Spin-Off of our Enterprise Apps Business” under Note 1 above and “Recent Events - Proposed Spin-Off of our Enterprise Apps Business” section under Part I, Item 2 herein for more details). The $1.8 million purchase price was paid on October 12, 2020 and therefore is the date the purchase of the Units was closed. On December 16, 2020, the Company increased its capital contribution by $0.7 million in exchange for an additional 700,000 Class B Units. The capital contribution was used by CVH to fund the Sponsor's purchase of securities in KINS. The underlying subscription agreement provides that each Class A Unit and each Class B Unit represents the right of the Company to receive any distributions made by the Sponsor on account of the Class A Interests and Class B Interests, respectively, of the Sponsor.
The Company generally records its share of earnings in its equity method investments using a three-month lag methodology and within net investment income. During the period January 1, 2021 to December 31, 2021 and January 1, 2022 to September 30, 2022, CVH had no operating results as CVH is a holding company. CVH only contains units and has not been allocated shares of KINS, therefore CVH is not allocating any portion of income or expense incurred by KINS. As such, there was no share of earnings recognized by the Company in its statement of operations on its proportional equity investment.
The following component represents components of Other long-term investments as of September 30, 2022:

	Ownership interest as of September 30,
	2022	Instrument Held
Investee
CVH Class A	14.1%	Units
CVH Class B	38.4%	Units
Inpixon’s investment in equity method eligible entities are represented on balance sheet as an asset of $2.5 million as of September 30, 2022 and December 31, 2021. Ownership interest in equity method eligible entities did not change from the year ended December 31, 2021 to September 30, 2022.
On July 1, 2022, the Company loaned $150,000 to CVH. The loan bears no interest and is due and payable in full on the earlier of: (i) the date by which KINS has to complete a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “business combination”), and (ii) immediately prior to the date of consummation of the business combination of KINS, unless accelerated upon the occurrence of an event of default. Nadir Ali, the Company’s Chief Executive Officer and director, is also a member in CVH through 3AM, LLC, which is a member of CVH, and which may, in certain circumstances, be entitled to manage the affairs of CVH.

Note 11 - Accrued Liabilities

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

Accrued liabilities as of September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	As of September 30, 2022	As of December 31, 2021
Accrued compensation and benefits	$1,186	$8,027
Accrued interest expense	1,341	1,012
Accrued bonus and commissions	830	597
Accrued other	863	707
Accrued sales and other indirect taxes payable	150	322
	$4,370	$10,665

Note 12 - Debt
Debt as of September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

Short-Term Debt	Maturity	September 30, 2022	December 31, 2021
March 2020 10% Note	3/18/2023	$58	$3,251
Streeterville Note, less debt discount of $1,123 and zero, respectively.	7/22/2023	$5,343	—
Third Party Note Payable	12/31/2022	$778	239
Total Short-Term Debt		$6,179	$3,490
Interest expense on the short-term debt totaled approximately $0.2 million and $1.4 million for the three months ended September 30, 2022 and 2021, respectively, and approximately $0.4 million and $2.0 million for the nine months ended September 30, 2022 and 2021, respectively, which was amortized to interest expense from the combined amortization of deferred financing costs and note discounts recorded at issuance for the Short Term Debt.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

Note 12- Debt (continued)
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

On February 11, 2021, the Company entered into an exchange agreement with Iliad, pursuant to which the Company and Iliad agreed to: (i) partition a new promissory note in the form of the March 2020 10% Note equal to $1.5 million and then cause the outstanding balance of the March 2020 10% Note to be reduced by $1.5 million; and (ii) exchange the partitioned note for the delivery of 11,919 shares of the Company’s common stock, at an effective price per share equal to $125.85. The Company analyzed the exchange of the principal under the March 2020 10% Note as an extinguishment and compared the net carrying value of the debt being extinguished to the reacquisition price (shares of common stock being issued) and recorded approximately a $30,000 loss on the exchange of debt for equity as a separate item in the other income/expense section of the condensed consolidated statements of operations for nine months ended September 30, 2021.

The Company entered into an exchange agreement with Iliad which afforded a free trading date of July 1, 2021, pursuant to which the Company and Iliad agreed to: (i) partition a new promissory note in the form of the March 2020 10% Note equal to $1.0 million and then cause the outstanding balance of the March 2020 10% Note to be reduced by $1.0 million; and (ii) exchange the partitioned note for the delivery of 11,696 shares of the Company’s common stock, at an effective price per share equal to $85.50. The Company analyzed the exchange of the principal under the March 2020 10% Note as an extinguishment and compared the net carrying value of the debt being extinguished to the reacquisition price (shares of common stock being issued) and there was no loss on the exchange for debt for equity.

On February 1, 2022, the Company entered into an exchange agreement with Iliad, pursuant to which the Company and Iliad agreed to: (i) partition a new promissory note in the form of the March 2020 10% Note equal to $0.5 million and then cause the outstanding balance of the March 2020 10% Note to be reduced by $0.5 million; and (ii) exchange the partitioned note for the delivery of 15,889 shares of the Company’s common stock, at an effective price per share equal to $31.47. The Company analyzed the exchange of the principal under the March 2020 10% Note as an extinguishment and compared the net carrying value of the debt being extinguished to the reacquisition price (shares of common stock being issued) and there was no loss on the exchange for debt for equity.

On February 18, 2022, the Company entered into an exchange agreement with Iliad, pursuant to which the Company and Iliad agreed to: (i) partition a new promissory note in the form of the March 2020 10% Note equal to $0.4 million and then cause the outstanding balance of the March 2020 10% Note to be reduced by $0.4 million; and (ii) exchange the partitioned note for the delivery of 12,885 shares of the Company’s common stock, at an effective price per share equal to $27.17. The Company analyzed the exchange of the principal under the March 2020 10% Note as an extinguishment and compared the net carrying value of the debt being extinguished to the reacquisition price (shares of common stock being issued) and there was no loss on the exchange for debt for equity.

On March 15, 2022, the Company entered into an exchange agreement with Iliad, pursuant to which the Company and Iliad agreed to: (i) partition a new promissory note in the form of the March 2020 10% Note equal to $0.7 million and then cause the outstanding balance of the March 2020 10% Note to be reduced by $0.7 million; and (ii) exchange the partitioned note for the delivery of 28,698 shares of the Company’s common stock, at an effective price per share equal to $22.65. The Company analyzed the exchange of the principal under the March 2020 10% Note as an extinguishment and compared the net carrying value of the debt being extinguished to the reacquisition price (shares of common stock being issued) and there was no loss on the exchange for debt for equity.
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
On May 17, 2022, the Company entered into an exchange agreement with Iliad, pursuant to which the Company and Iliad agreed to: (i) partition a new promissory note in the form of the March 2020 10% Note equal to approximately $0.3 million and

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

Note 12- Debt (continued)
then cause the outstanding balance of the March 2020 10% Note to be reduced by approximately $0.3 million; and (ii) exchange the partitioned note for the delivery of 15,256 shares of the Company’s common stock, at an effective price per share equal to $16.50. The Company analyzed the exchange of the principal under the March 2020 10% Note as an extinguishment and compared the net carrying value of the debt being extinguished to the reacquisition price (shares of common stock being issued) and there was no loss on the exchange for debt for equity.
On May 31, 2022, the Company entered into an exchange agreement with Iliad, pursuant to which the Company and Iliad agreed to: (i) partition a new promissory note in the form of the March 2020 10% Note equal to approximately $0.3 million and then cause the outstanding balance of the March 2020 10% Note to be reduced by approximately $0.3 million; and (ii) exchange the partitioned note for the delivery of 19,806 shares of the Company’s common stock, at an effective price per share equal to $12.75. The Company analyzed the exchange of the principal under the March 2020 10% Note as an extinguishment and compared the net carrying value of the debt being extinguished to the reacquisition price (shares of common stock being issued) and there was no loss on the exchange for debt for equity.
On July 1 2022, the Company entered into an exchange agreement with Iliad, pursuant to which the Company and Iliad agreed to: (i) partition a new promissory note in the form of the March 2020 10% Note equal to approximately $0.4 million and then cause the outstanding balance of the March 2020 10% Note to be reduced by approximately $0.4 million; and (ii) exchange the partitioned note for the delivery of 32,074 shares of the Company’s common stock, at an effective price per share equal to $10.91. The Company analyzed the exchange of the principal under the March 2020 10% Note as an extinguishment and compared the net carrying value of the debt being extinguished to the reacquisition price (shares of common stock being issued) and there was no loss on the exchange for debt for equity.
On July 11, 2022, the Company entered into an exchange agreement with Iliad, pursuant to which the Company and Iliad agreed to: (i) partition a new promissory note in the form of the March 2020 10% Note equal to approximately $0.4 million and then cause the outstanding balance of the March 2020 10% Note to be reduced by approximately $0.4 million; and (ii) exchange the partitioned note for the delivery of 33,949 shares of the Company’s common stock, at an effective price per share equal to $11.78. The Company analyzed the exchange of the principal under the March 2020 10% Note as an extinguishment and compared the net carrying value of the debt being extinguished to the reacquisition price (shares of common stock being issued) and there was no loss on the exchange for debt for equity.
On August 4, 2022, the Company entered into an exchange agreement with Iliad, pursuant to which the Company and Iliad agreed to: (i) partition a new promissory note in the form of the March 2020 10% Note equal to approximately $0.3 million and then cause the outstanding balance of the March 2020 10% Note to be reduced by approximately $0.3 million; and (ii) exchange the partitioned note for the delivery of 25,691 shares of the Company’s common stock, at an effective price per share equal to $11.68. The Company analyzed the exchange of the principal under the March 2020 10% Note as an extinguishment and compared the net carrying value of the debt being extinguished to the reacquisition price (shares of common stock being issued) and there was no loss on the exchange for debt for equity.
On September 9, 2022, the Company entered into an exchange agreement with Iliad, pursuant to which the Company and Iliad agreed to: (i) partition a new promissory note in the form of the March 2020 10% Note equal to approximately $0.2 million and then cause the outstanding balance of the March 2020 10% Note to be reduced by approximately $0.2 million; and (ii) exchange the partitioned note for the delivery of 19,871 shares of the Company’s common stock, at an effective price per share equal to $10.07. The Company analyzed the exchange of the principal under the March 2020 10% Note as an extinguishment and compared the net carrying value of the debt being extinguished to the reacquisition price (shares of common stock being issued) and there was no loss on the exchange for debt for equity.

July 2022 Note Purchase Agreement and Promissory Note

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

Note 12- Debt (continued)
Note is paid in full, the Holder shall have the right to redeem up to an aggregate of 1/3 of the initial principal balance of the Note for cash each month.

Third Party Note Payable

Game Your Game entered into promissory notes with an individual whereby it received approximately $0.2 million on October 29, 2021, approximately $0.2 million on January 18, 2022, approximately $0.1 million on March 22, 2022, approximately $0.1 million on August 17, 2022, and approximately $0.1 million on September 21, 2022 for funding of outside liabilities and working capital needs. All of the promissory notes have an interest rate of 8% and are due on or before December 31, 2022. As of September 30, 2022, the balance owed under the notes was $0.8 million.
Note 13 - Capital Raises
Registered Direct Offerings
On January 24, 2021, the Company entered into a securities purchase agreement with an institutional investor, pursuant to which it sold in a registered direct offering, 77,334 shares of its common stock, and 5-year warrants to purchase up to 258,065 shares of common stock at an exercise price of $116.25 per share (the “January 2021 Purchase Warrants”) for a combined purchase price of $116.25 per share and pre-funded warrants to purchase up to 180,732 shares of common stock ("January 2021 Pre-funded Warrants") at an exercise price of $0.08 per share, at a purchase price of $116.18 per share for net proceeds of approximately $27.8 million. The January 2021 Pre-funded Warrants were exercised in full as of February 8, 2021. In addition, the investor exercised its purchase rights for 40,000 shares of common stock pursuant to the January 2021 Purchase Warrant on February 11, 2021. In January 2022, the January 2021 Purchase Warrants were exchanged for shares of the Company's common stock in connection with the Warrant Exchange (as defined below). See Note 14 - Common Stock.
On February 12, 2021, the Company entered into a securities purchase agreement with an institutional investor, pursuant to which it sold in a registered direct offering, 93,334 shares of its common stock, and 5-year warrants to purchase up to 200,000 shares of common stock at an exercise price of $150.00 per share (the “First February 2021 Purchase Warrants”) for a combined purchase price of $150.00 per share and pre-funded warrants to purchase up to 106,667 shares of common stock ("First February 2021 Pre-funded Warrants") at an exercise price of $0.08 per share, at a purchase price of $149.93 per share for net proceeds of approximately $27.8 million. The First February 2021 Pre-funded warrants were exercised in full as of February 18, 2021. In January 2022, the February 2021 Purchase Warrants were exchanged for shares of the Company's common stock in connection with the Warrant Exchange. See Note 14 - Common Stock.
On February 16, 2021, the Company entered into a securities purchase agreement with an institutional investor, pursuant to which the Company sold in a registered direct offering, 40,000 shares of its common stock, and 5-year warrants to purchase up to 132,670 shares of common stock at an exercise price of $150.75 per share (the “Second February 2021 Purchase Warrants”) for a combined purchase price of $150.75 per share and pre-funded warrants to purchase up to 92,670 shares of common stock ("Second February 2021 Pre-funded Warrants") at an exercise price of $0.08 per share, at a purchase price of $150.68 per share for net proceeds of $18.5 million after deducting placement agent commissions and offering expenses. The Second February 2021 Pre-funded warrants were exercised in full as of March 1, 2021. In January 2022, the Second February 2021 Purchase Warrants were exchanged for shares of the Company's common stock in connection with the Warrant Exchange. See Note 14 - Common Stock.
On September 13, 2021, the Company entered into a securities purchase agreement with certain institutional investors named therein, pursuant to which the Company sold in a registered direct offering (i) 58,750 shares of Series 7 Convertible Preferred Stock and (ii) related warrants to purchase up to an aggregate of 626,667 shares of common stock. Each share of Series 7 Convertible Preferred Stock and the related Warrants were sold at a subscription amount of $920, representing an original issue discount of 8% of the stated value of each share of Series 7 Convertible Preferred Stock for an aggregate subscription amount of $54.1 million. In connection with this offering, the Company filed a Certificate of Designation for the Series 7 Convertible Preferred Stock with the Nevada Secretary of State. The Company has authorized the issuance of 5,000,000 shares of preferred stock, of which none were issued and outstanding as of September 30, 2022. Each share of Series 7 Convertible Preferred Stock has a par value of $0.001 per share and stated value of $1,000 per share. The shares of Series 7 Convertible Preferred Stock are convertible into shares of the Company’s common stock, at a conversion price of $93.75 per share. Each share of Series 7 Convertible Preferred Stock is entitled to receive cumulative dividends, payable in the same form as dividends paid on shares of

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

Note 13- Capital Raises (continued)
the Company’s common stock. At any time beginning on the 6-month anniversary of the date the shares of Series 7 Convertible Preferred Stock are issued and ending 90 days thereafter, the holders of the Series 7 Convertible Preferred Stock have the right to redeem all or part of the shares held by such holder in cash for the redemption price equal to the stated value of such share, plus all accrued but unpaid dividends thereon and all liquidated damages and other costs, expenses or amounts due. Upon redemption, the holder of the Series 7 Convertible Preferred Stock will forfeit 75% of the warrants issued in connection therewith. The holders of the Series 7 Convertible Preferred Stock are entitled to vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the stockholders of the Company. The Series 7 Convertible Preferred Stock and related warrants subject to forfeiture are recorded as Mezzanine Equity in the accompanying balance sheets as the holder has the option to redeem these shares for cash and the warrants are an embedded feature for the Series 7 Convertible Preferred Stock. The remaining warrants that are not subject to forfeiture are recorded within Stockholders' Equity as the remaining warrants are classified as freestanding instruments The aggregate net proceeds from the offering, after deducting the placement agent fees and other estimated offering expenses, were approximately $50.6 million. All of the shares of Series 7 Convertible Preferred Stock were redeemed in March 2022 and 75% of the related warrants were forfeited. See Note 15 for Preferred Stock and Note 18 for Warrant details.
On March 22, 2022, the Company entered into a Securities Purchase Agreement with certain institutional investors named therein, pursuant to which the Company sold in a registered direct offering (i) 53,197.7234 shares of Series 8 Convertible Preferred Stock and (ii) related warrants to purchase up to an aggregate of 1,503,726 shares of common stock. Each share of Series 8 Convertible Preferred Stock and the related Warrants were sold at a subscription amount of $940, representing an original issue discount of 6% of the stated value of each share of Series 8 Convertible Preferred Stock for an aggregate subscription amount of $50.0 million. In connection with this offering, the Company filed a Certificate of Designation for the Series 8 Convertible Preferred Stock with the Nevada Secretary of State. Each share of Series 8 Convertible Preferred Stock has a par value of $0.001 per share and stated value of $1,000 per share. The shares of Series 8 Convertible Preferred Stock are convertible into shares of the Company’s common stock, at a conversion price of $35.38 per share. Each share of Series 8 Convertible Preferred Stock is entitled to receive cumulative dividends, payable in the same form as dividends paid on shares of the Company’s common stock. At any time beginning on October 1, 2022 and ending ninety 90 days thereafter, the holders of the Series 8 Convertible Preferred Stock have the right to redeem all or part of the shares held by such holder in cash for the redemption price equal to the stated value of such share, plus all accrued but unpaid dividends thereon and all liquidated damages and other costs, expenses or amounts due. Upon redemption, the holder of the Series 8 Convertible Preferred Stock will forfeit 50% of the warrants issued in connection therewith. The holders of the Series 8 Convertible Preferred Stock shall vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the stockholders of the Company. The Series 8 Convertible Preferred Stock and related warrants subject to forfeiture are recorded as Mezzanine Equity in the accompanying balance sheets as the holder has the option to redeem these shares for cash and the warrants are an embedded feature for the Series 8 Convertible Preferred Stock. The remaining warrants that are not subject to forfeiture are recorded within Stockholders' Equity as the remaining warrants are classified as freestanding instruments containing a total value of $5.6 million. The aggregate net proceeds from the offering, after deducting the placement agent fees and other estimated offering expenses, were approximately $46.9 million. See Note 15 for Preferred Stock and Note 18 for Warrant details. During October 2022, the Company received cash redemption notices from the holders of the Series 8 Convertible Preferred Stock issued on March 22, 2022, totaling 45,755.72 shares of Series 8 Convertible Preferred Stock for aggregate cash paid of approximately $45.8 million.

Between March 15, 2022 and March 22, 2022, the Company received cash redemption notices from the holders of the Series 7 Convertible Preferred Stock issued on September 15, 2021, totaling 49,250 shares of Series 7 Convertible Preferred Stock for aggregate cash required to be paid of approximately $49.3 million. In addition, in accordance with the related purchase agreement, upon redemption of the Series 7 Convertible Preferred Stock, each holder forfeited 75% of the related warrants that were issued. Therefore, as of March 22, 2022, 49,250 shares of Series 7 Convertible Preferred Stock were redeemed and 394,000 related warrants were forfeited. The Company noted about 71% of the Series 7 Preferred Stock holders that redeemed shares also participated as Series 8 Convertible Preferred Stock holders (“shared holders”). The Company accounted for proceeds of the shared holders as a modification to the Series 7 and Series 8 Convertible Preferred Stock, as well as the related embedded warrants. The total change in fair value as a result of modification related to the Preferred Stock amounted to $2.6 million which were recognized as a deemed dividend at the date of the modification, upon which will be amortized until the redemption period begins on October 1, 2022. The total change in fair value as a result of modification related to the embedded warrants amounted to $1.5 million which was recognized as a deemed contribution at the date of the modification, upon which will be accreted until the redemption period begins on October 1, 2022.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

Note 13- Capital Raises (continued)

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

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

Note 14 - Common Stock
On January 28, 2022, the Company entered into an exchange agreement with the holder of certain existing warrants of the Company which were exercisable for an aggregate of 657,402 shares of the Company’s common stock. Pursuant to the exchange agreement, the Company agreed to issue to the warrant holder an aggregate of 184,153 shares of common stock and rights to receive an aggregate of 52,513 shares of common stock in exchange for the existing warrants (the "Warrant Exchange").
On February 19, 2022, 12,802 shares of common stock issued in connection with restricted stock grants were withheld for employee taxes.
On March 3, 2022, the Company issued 144,986 shares of common stock to the sellers of the CXApp in connection with the satisfaction of an earnout payment. See Note 5.
During the three months ended March 31, 2022, the Company issued 57,472 shares of common stock under exchange agreements to settle outstanding balances totaling approximately $1.5 million under partitioned notes.
During the three months ended June 30, 2022, the Company issued 35,062 shares of common stock under exchange agreements to settle outstanding balances totaling approximately $0.5 million under partitioned notes. See Note 12.
During the three months ended September 30, 2022, the Company issued 111,585 shares of common stock under exchange agreements to settle outstanding balances totaling approximately $1.3 million under partitioned notes. Note 12.

Note 15 - Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share with rights, preferences, privileges and restrictions as to be determined by the Company’s Board of Directors.

Series 4 Convertible Preferred Stock

On April 20, 2018, the Company filed with the Secretary of State of the State of Nevada the Certificate of Designation that created the Series 4 Convertible Preferred Stock (“Series 4 Preferred”), authorized 10,415 shares of Series 4 Preferred and designated the preferences, rights and limitations of the Series 4 Preferred. The Series 4 Preferred is non-voting (except to the extent required by law) and was convertible into the number of shares of common stock, determined by dividing the aggregate stated value of the Series 4 Preferred of $1,000 per share to be converted by $16,740.

As of September 30, 2022, there was 1 share of Series 4 Preferred outstanding.

Series 5 Convertible Preferred Stock

On January 14, 2019, the Company filed with the Secretary of State of the State of Nevada the Certificate of Designation that created the Series 5 Convertible Preferred Stock, authorized 12,000 shares of Series 5 Convertible Preferred Stock and designated the preferences, rights and limitations of the Series 5 Convertible Preferred Stock. The Series 5 Convertible Preferred Stock is non-voting (except to the extent required by law). The Series 5 Convertible Preferred Stock is convertible into the number of shares of common stock, determined by dividing the aggregate stated value of the Series 5 Convertible Preferred Stock of $1,000 per share to be converted by $11,238.75.

As of September 30, 2022, there were 126 shares of Series 5 Convertible Preferred Stock outstanding.

Series 7 Convertible Preferred Stock

On September 13, 2021, the Company filed a Certificate of Designation with the Secretary of State of the State of Nevada, amending the Company’s Articles of Incorporation, as amended, to establish the Series 7 Convertible Preferred Stock, consisting of 58,750 authorized shares, $0.001 par value per share and $1,000 stated value per share. The holders of the Series

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

Note 15- Preferred Stock (continued)
7 Convertible Preferred Stock have full voting rights and powers, except as otherwise required by the Articles of Incorporation, as amended, or applicable law. The holders of Series 7 Convertible Preferred Stock are entitled to vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the stockholders of the Company. Each holder of the Series 7 Convertible Preferred Stock is entitled to the number of votes equal to the number of shares of common stock into which the Series 7 Convertible Preferred Stock then held by such holder could be converted on the record date for the vote which is being taken, provided, however, that the voting power of a holder together with its Attribution Parties (as defined in the Certificate of Designation), may not exceed 19.99% (or such greater percentage allowed by the Nasdaq Listing Rules without any shareholder approval requirements). The Series 7 Convertible Preferred Stock is convertible into the number of shares of common stock, determined by dividing the aggregate stated value of the Series 7 Convertible Preferred Stock of $1,000 per share to be converted by $93.75.
On September 13, 2021, the Company entered into a securities purchase agreement with certain institutional investors named therein, pursuant to which the Company agreed to issue and sell in a registered direct offering (i) up to 58,750 shares of Series 7 Convertible Preferred Stock and (ii) related warrants to purchase up to an aggregate of 626,667 shares of common stock (the “Warrants”). Each share of Series 7 Convertible Preferred Stock and the related Warrants were sold at a subscription amount of $920, representing an original issue discount of 8% of the stated value for an aggregate subscription amount of $54.1 million. The shares of Series 7 Convertible Preferred Stocks are recorded as Mezzanine Equity in the accompanying balance sheets as the holder has the option to redeem these shares for cash. The aggregate net proceeds from the offering, after deducting the placement agent fees and other estimated offering expenses, was approximately $50.6 million. The Company has elected to accrete the issuance costs, discount, and freestanding warrants through the date shares can be first be redeemed at the option of the holders, which is the sixth month anniversary of the original issuance date using the effective interest method.
During the year ended December 31, 2021, 9,500 shares of Series 7 Convertible Preferred Stock were converted into 101,334 shares of the Company's common stock.
Between March 15, 2022 and March 22, 2022, the Company received cash redemption notices from the holders of the Series 7 Convertible Preferred Stock issued on September 15, 2021, totaling 49,250 shares of Series 7 Convertible Preferred Stock for aggregate cash paid of approximately $49.3 million.
As of September 30, 2022, there were zero shares of Series 7 Convertible Preferred Stock outstanding.
Series 8 Convertible Preferred Stock
On March 22, 2022, the Company filed a Certificate of Designation with the Secretary of State of the State of Nevada, amending the Company’s Articles of Incorporation, as amended, by establishing the Series 8 Convertible Preferred Stock, consisting of 53,197.7234 authorized shares, $0.001 par value per share and $1,000 stated value per share. The holders of the Series 8 Convertible Preferred Stock have full voting rights and powers, except as otherwise required by the Articles of Incorporation, as amended, or applicable law. The holders of Series 8 Convertible Preferred Stock are entitled to vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the stockholders of the Company. Each holder of the Series 8 Convertible Preferred Stock is entitled to the number of votes equal to the number of shares of common stock into which the Series 8 Convertible Preferred Stock then held by such holder could be converted on the record date for the vote which is being taken, provided, however, that the voting power of a holder together with its Attribution Parties (as defined in the Certificate of Designation), may not exceed 19.99% (or such greater percentage allowed by the Nasdaq Listing Rules without any shareholder approval requirements). The Series 8 Convertible Preferred Stock is convertible into the number of shares of common stock, determined by dividing the aggregate stated value of the Series 8 Convertible Preferred Stock of $1,000 per share to be converted by $35.38.

On March 22, 2022, the Company entered into a securities purchase agreement with certain institutional investors named therein, pursuant to which the Company agreed to issue and sell in a registered direct offering (i) up to 53,197.7234 shares of Series 8 Convertible Preferred Stock and (ii) related warrants to purchase up to an aggregate of 1,503,726 shares of common stock (the “Warrants”). Each share of Series 8 Convertible Preferred Stock and the related Warrants (see Note 18) were sold at a subscription amount of $940, representing an original issue discount of 6% of the stated value for an aggregate subscription amount of $50.0 million. The shares of Series 8 Convertible Preferred Stocks are recorded as Mezzanine Equity in the accompanying balance sheets as the holder has the option to redeem these shares for cash. The aggregate net proceeds from the

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

Note 15- Preferred Stock (continued)
offering, after deducting the placement agent fees and other estimated offering expenses, was approximately $46.9 million. The Company has elected to accrete the issuance costs, discount, and freestanding warrants through the date shares can be first be redeemed at the option of the holders, which is the sixth month anniversary of the original issuance date using the effective interest method.

As of September 30, 2022, there were 53,197.7234 shares of Series 8 Convertible Preferred Stock outstanding.
During October 2022, the Company received cash redemption notices from the holders of the Series 8 Convertible Preferred Stock issued on March 22, 2022, totaling 45,755.72 shares of Series 8 Convertible Preferred Stock for aggregate cash required to be paid of approximately $45.8 million.

Note 16- Authorized Share Increase
On November 18, 2021, the Company filed a certificate of amendment to the Company’s articles of incorporation, as amended, with the Secretary of State of the State of Nevada to increase the number of authorized shares of common stock from 3,333,334 to 26,666,667 shares effective as of November 18, 2021. The authorized shares listed herein are adjusted for the 1 for 75 reverse stock split that was effective October 7, 2022.
Note 17 - Stock Award Plans and Stock-Based Compensation
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
The aggregate number of shares that may be awarded under the 2018 Plan as of September 30, 2022 is 653,334. As of September 30, 2022, 406,941 of stock options and restricted stock were granted to employees, directors and consultants of the Company (including 1 share outside of our plan and 68 under our 2011 Plan) and 246,462 options were available for future grant under the 2018 Plan.
Employee Stock Options
During the nine months ended September 30, 2021, the Company granted options under the 2018 Plan for the purchase of 21,400 shares of common stock to employees and consultants of the Company. These options are 100% vested or vest pro-rata over 12, 24 or 36 months, have a life of ten years and an exercise price of $137.25 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the awards was determined to be approximately $1.0 million. The fair value of the common stock as of the grant date was determined to be $137.25 per share.
On February 5, 2021, the Company issued 67 shares of common stock in connection with the cashless exercise of 195 employee stock options.
On June 10, 2021, the Company issued 6 shares of common stock in connection with the cashless exercise of 82 employee stock options.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
Note 17 - Stock Award Plans and Stock-Based Compensation (continued)
During the nine months ended September 30, 2022, the Company granted options under the 2018 Plan for the purchase of 132,669 shares of common stock to employees and consultants of the Company. These options are 100% vested or vest pro-rata over 12 or 48 months, have a life of ten years and an exercise price of $39.75 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the awards was determined to be approximately $1.8 million. The fair value of the common stock as of the grant date was determined to be $39.75 per share.
During the three months ended September 30, 2022 and 2021, the Company recorded a charge for the amortization of stock options of approximately $0.7 million and $0.6 million, respectively, and approximately $2.2 million and $1.4 million for the nine months ended September 30, 2022 and 2021, respectively, which is included in the general and administrative section of the condensed consolidated statement of operations.
As of September 30, 2022, the fair value of non-vested stock options totaled approximately $3.0 million, which will be amortized to expense over the weighted average remaining term of 1.11 years.
See below for a summary of the stock options granted under the 2011 and 2018 plans:

	2011 Plan	2018 Plan	Non Plan	Total
Beginning balance as of January 1, 2022	73	251,932	1	252,006
Granted	—	132,669	—	132,669
Exercised	—	—	—	—
Expired	(5)	(4,005)	—	(4,010)
Forfeited	—	(16,692)	—	(16,692)
Ending balance as of September 30, 2022	68	363,904	1	363,973
The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. Key weighted-average assumptions used to apply this pricing model during nine months ended September 30, 2022 were as follows:

For the Nine Months Ended September 30, 2022
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
Restricted Stock Awards
On February 19, 2021, the Company granted 70,000 restricted stock awards to employees of the Company. These stock awards vest either 25% on the grant date and 25% on each one year anniversary of the grant date or 50% on the grant date and 50% on the one year anniversary. In accordance with the terms of the restricted stock award agreements 12,291 shares of common stock underlying the awards were withheld by the Company in satisfaction of the employee portion of the payroll taxes required to paid in connection with the grant of such awards.
On April 23, 2021, the Company granted 4,598 restricted stock awards to employees of the Company. These stock awards either vest 50% at the 6 months anniversary and 50% on the one year anniversary or over 2 years pro rata every 6 months.
On August 21, 2021, 4,500 of unvested restricted stock award grants were forfeited in connection with the departure of an employee.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
Note 17 - Stock Award Plans and Stock-Based Compensation (continued)
On February 19, 2022, 12,802 restricted stock grants were forfeited for employee taxes.
During the three months ended September 30, 2022 and 2021, the Company recorded a charge of $0.03 million and $1.1 million, respectively, and $0.7 million and $7.4 million for the nine months ended September 30, 2022 and 2021, respectively, for the amortization of vested restricted stock awards.
The following table summarizes restricted stock based award activity granted:

Restricted Stock Grants
Beginning balance as of January 1, 2022	55,770
Granted	—
Exercised	—
Expired	—
Forfeited	(12,802)
Ending balance as of September 30, 2022	42,968

The Company determined the fair value of these grants based on the closing price of the Company’s common stock on the respective grant dates. The compensation expense is being amortized over the respective vesting periods.
Note 18 - Warrants
On January 24, 2021, Inpixon entered into a securities purchase agreement (the "January 2021 Purchase Agreement") with an institutional investor named therein (the “Investor”), pursuant to which the Company agreed to issue and sell, in a registered direct offering, 77,334 shares of the Company’s common stock, par value $0.001 per share, and warrants to purchase up to 258,065 shares of common stock (the “Purchase Warrants”) at a combined offering price of $116.25 per share. The Purchase Warrants have an exercise price of $116.25 per share. Each Purchase Warrant is exercisable for one share of common stock and will be immediately exercisable and will expire five years from the issuance date.
The Company also offered and sold to the Investor pre-funded warrants to purchase up to 40,000 shares of common stock (the “Pre-Funded Warrants” and, together with the 77,334 shares and the Purchase Warrants, the “Securities”), in lieu of shares of common stock at the Investor’s election. Each Pre-Funded Warrant is exercisable for one share of common stock. The purchase price of each Pre-Funded Warrant is $116.18, and the exercise price of each Pre-Funded Warrant is $0.08 per share. The Pre-Funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full.
During the year ended December 31, 2021, the Company issued 180,732 shares of common stock in connection with the exercise of 180,732 Pre-Funded Warrants at $0.08 per share in connection with the January 2021 Purchase Agreement.
On February 12, 2021, Inpixon entered into a securities purchase agreement (the "February 12, 2021 Securities Purchase Agreement") with an institutional investor named therein (the “Investor”), pursuant to which the Company agreed to issue and sell, in a registered direct offering, 93,334 shares of the Company’s common stock, par value $0.001 per share, and warrants to purchase up to 200,000 shares of common stock (the “Purchase Warrants”) at a combined offering price of $150.00 per share. The Purchase Warrants have an exercise price of $150.00 per share. Each Purchase Warrant is exercisable for one share of common stock and will be immediately exercisable and will expire five years from the issuance date.
The Company also offered and sold to the Investor pre-funded warrants to purchase up to 106,667 shares of common stock (the “Pre-Funded Warrants” and, together with the 93,334 shares and the Purchase Warrants, the “Securities”), in lieu of shares of common stock at the Investor’s election. Each Pre-Funded Warrant is exercisable for one share of common stock. The purchase price of each Pre-Funded Warrant is $149.93, and the exercise price of each Pre-Funded Warrant is $0.08 per share. The Pre-Funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
Note 18 - Warrants (continued)
During the year ended December 31, 2021, the Company issued 106,667 shares of common stock in connection with the exercise of 106,667 Pre-Funded Warrants at an exercise price of $0.08 per share in connection with the February 12, 2021 Securities Purchase Agreement.
On February 16, 2021, Inpixon entered into a securities purchase agreement (the "February 16, 2021 Securities Purchase Agreement") with an institutional investor named therein (the “Investor”), pursuant to which the Company agreed to issue and sell, in a registered direct offering, 40,000 shares of the Company’s common stock, par value 0.001 per share, and warrants to purchase up to 132,670 shares of common stock (the “Purchase Warrants”) at a combined offering price of $150.75 per share. The Purchase Warrants have an exercise price of $150.75 per share. Each Purchase Warrant is exercisable for one share of common stock and will be immediately exercisable and will expire five years from the issuance date.
The Company also offered and sold to the Investor pre-funded warrants to purchase up to 92,670 shares of common stock in lieu of shares of common stock at the Investor’s election. Each Pre-Funded Warrant is exercisable for one share of common stock. The purchase price of each Pre-Funded Warrant is $150.68, and the exercise price of each Pre-Funded Warrant is $0.08 per share. The Pre-Funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full.
During the year ended December 31, 2021, the Company issued 92,670 shares of common stock in connection with the exercise of 92,670 pre-funded warrants at $0.08 per share in connection with the February 16, 2021 Securities Purchase Agreement.
On September 13, 2021, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company agreed to issue and sell, in a registered direct offering sold an aggregate of 58,750 shares of the Company’s Series 7 Convertible Preferred Shares, par value $0.001 per share, which are convertible into 626,667 shares of the Company’s common stock and warrants to purchase up to 626,667 shares of common stock. Each share and related warrants were sold together at a subscription amount of $920, representing an original issue discount of 8% of the stated value for an aggregate subscription amount of $54.1 million.

On January 28, 2022, the Company entered into an exchange agreement with the holder of certain existing warrants of the Company which were exercisable for an aggregate of 657,402 shares of the Company’s common stock. Pursuant to the exchange agreement, the Company agreed to issue to the warrant holder an aggregate of 184,153 shares of common stock and rights to receive an aggregate of 52,513 shares of common stock in exchange for the existing warrants. The Company accounted for the exchange agreement as a warrant modification. The Company determined the fair value of the existing warrants as if issued on the exchange agreement date and compared that to the fair value of the common stock issued. The Company calculated the fair value of the existing warrants using a Black-Scholes Option pricing model and determined it to be approximately $12.00 per share. The fair value of the common stock issued was based on the closing stock price of the date of the exchange. The total fair value of the warrants prior to modification was greater than the fair value of the common stock issued, and therefore, there was no incremental fair value related to the exchange.
Between March 15 and March 22, 2022, we received cash redemption notices from the holders of the Company's Series 7 Convertible Preferred Stock issued on September 15, 2021, totaling 49,250 shares of Series 7 Convertible Preferred Stock for aggregate cash required to be paid of approximately $49.3 million. In addition, upon redemption of the Series 7 Convertible Preferred Stock, each holder forfeited 75% of the related warrants that were issued together with the Series 7 Convertible Preferred Stock (the "Series 7 Warrants"). 394,000 corresponding warrants issued in connection with the issuance of the Series 7 Convertible Preferred Stock been forfeited and 232,675 related warrants remain outstanding.
On March 22, 2022, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company agreed to issue and sell, in a registered direct offering sold an aggregate of 53,197.7234 shares of the Company’s Series 8 Convertible Preferred Shares, par value $0.001 per share, and warrants to purchase up to 1,503,726 shares of common stock. Each share and related warrants were sold together at a subscription amount of $940, representing an original issue discount of 6% of the stated value for an aggregate subscription amount of $50.0 million.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

Note 19- Income Taxes
There is an income tax benefit of approximately $0 million and $0.9 million for the three months ended September 30, 2022 and 2021, respectively. There is an income tax expense of approximately $0.1 million and $1.4 million for the nine months ended September 30, 2022 and 2021, respectively. The Company’s effective tax rate varies from the statutory rate as a result of state taxes and release of valuation allowance.

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
The Company maintains cash deposits with financial institutions, which, from time to time, may exceed federally insured limits. Cash is also maintained at foreign financial institutions for its Canadian subsidiary, UK subsidiary, German subsidiaries and its majority-owned India and Philippines subsidiaries. Cash in foreign financial institutions as of September 30, 2022 and December 31, 2021 was immaterial. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash.
During the three and nine months ended September 30, 2022 and 2021, no customer accounted for at least 10% of revenue.
As of September 30, 2022, two customers represented approximately 22% of total accounts receivable. As of September 30, 2021, two customers represented approximately 27% of total accounts receivable.
As of September 30, 2022, two vendors represented approximately 34% of total gross accounts payable. Purchases from these vendors during the nine months ended September 30, 2022 was approximately $1.6 million. As of September 30, 2021, two vendors represented approximately 37% of total gross accounts payable. Purchases from these vendors during the nine months ended September 30, 2021 was approximately $0.5 million.
For the nine months ended September 30, 2022, one vendors represented approximately 33% of total purchases. For the nine months ended September 30, 2021, three vendors represented approximately 24%, 18%, and 8% of total purchases.
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
Revenues and gross profit segments consisted of the following (in thousands):

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
Note 20 - Credit Risk and Concentrations (continued)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue by Segment
Indoor Intelligence	$3,069	$3,234	$10,535	$7,121
SAVES	590	714	2,050	2,229
Shoom	518	502	1,548	1,507
Total segment revenue	4,177	4,450	$14,133	$10,857

Gross profit by Segment
Indoor Intelligence	$2,124	$2,343	$7,468	$5,020
SAVES	341	490	1,315	1,588
Shoom	457	431	1,313	1,283
Gross profit by Segment	$2,922	$3,264	$10,096	$7,891

Income (loss) from operations by Segment
Indoor Intelligence	$(10,116)	$(12,747)	$(39,107)	$(38,620)
Saves	(455)	61	(1,813)	(235)
Shoom	178	230	573	686
Income (loss) from operations by Segment	$(10,393)	$(12,456)	$(40,347)	$(38,169)
The reporting package provided to the Company's CODM does not include the measure of assets by segment as that information isn't reviewed by the CODM when assessing segment performance or allocating resources.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

Note 21 - Fair Value of Financial Instruments
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
The Company's assets measured at fair value consisted of the following at September 30, 2022 and December 31, 2021:

	Fair Value at September 30, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$—	$—	$—	$—
Investments in equity securities	1,124	1,077	—	47
Investments in debt securities	—	—	—	—
Total assets	$1,124	$1,077	$—	$47

	Fair Value at December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$43,125	$43,125	$—	$—
Investments in equity securities	1,838	—	—	1,838
Total assets	$44,963	$43,125	$—	$1,838
The following is a discussion of the valuation methodologies used for the Company’s assets measured at fair value.

Short-term investments represent U.S. treasury bills with maturities greater than three months. The fair value of the U.S. treasury bills are based on quoted market prices in active markets and are included in the Level 1 fair value hierarchy. The market for U.S. treasury bills is an actively traded market given the high level of daily trading volume. All U.S. treasury bills were sold by the Company during the nine months ended September 30, 2022.

Investments in equity securities are marked to market based on the respective publicly quoted market prices of the equity securities adjusted for liquidity. The fair value for Level 1 equity investments was determined using quoted prices of the security in active markets. The fair value for Level 3 equity investments was determined using a pricing model with certain significant unobservable market data inputs.

Investments in debt securities are valued using an option pricing model under the income approach methodology as the investment does not have observable inputs of identical or comparable instruments.

The following table is a reconciliation of assets for Level 3 investments for which significant unobservable inputs were used to determine fair value For the Nine Months Ended September 30, 2022:

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

Level 3
Level 3 Investments
Balance at January 1, 2022	$1,838
Transfers in - FOXO Technologies, Inc. convertible note	6,050
FOXO Technologies, Inc. - Original issue discount	(550)
FOXO Technologies, Inc. - Conversion of note to equity security	(5,500)
Unrealized loss on equity securities	(1,791)
Balance at September 30, 2022	$47

The following table is a reconciliation of assets for Level 3 investments for which significant unobservable inputs were used to determine fair value for the nine months ended September 30, 2021:

Level 3
Level 3 Investments
Balance at January 1, 2021	$—
Transfers in- Sysorex Securities Settlement Agreement
Benefit (provision for valuation allowance on related party loan - held for sale	7,461
Interest income (expense), net	1,627
Gain on related party loan held for sale	49,817
Unrealized loss on equity securities	(51,250)
Balance at September 30, 2021	$7,655

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

Note 22 - Foreign Operations
The Company’s operations are located primarily in the United States, Canada, India, Germany, Ireland, Philippines, and the United Kingdom. Revenues by geographic area are attributed by country of domicile of our subsidiaries. The financial data by geographic area are as follows (in thousands):

	United States	Canada	India	Germany	United Kingdom	Ireland	Philippines	Eliminations	Total
For the Three Months Ended September 30, 2022:
Revenues by geographic area	$2,922	$484	$481	$880	$90	$1	$—	$(681)	$4,177
Operating (loss) income by geographic area	$(7,562)	$(1,401)	$65	$(1,334)	$16	$(139)	$(60)	$22	$(10,393)
Net (loss) income by geographic area	$(12,890)	$(2,950)	$107	$(1,926)	$22	$(291)	$(64)	$(1)	$(17,993)
For the Three Months Ended September 30, 2021:
Revenues by geographic area	$3,189	$557	$255	$879	$119	$2	$—	$(551)	$4,450
Operating (loss) income by geographic area	$(10,497)	$(1,190)	$(28)	$(667)	$25	$(99)	$—	$—	$(12,456)
Net (loss) income by geographic area	$(31,892)	$(1,182)	$(29)	$(720)	$19	$(145)	$—	$—	$(33,949)
For the Nine months ended September 30, 2022:
Revenues by geographic area	$9,777	$1,701	$1,163	$2,851	$331	$6	$—	$(1,696)	$14,133
Operating (loss) income by geographic area	$(30,536)	$(4,476)	$192	$(5,102)	$70	$(431)	$(87)	$23	$(40,347)
Net (loss) income by geographic area	$(36,818)	$(6,549)	$195	$(5,938)	$78	$(756)	$(92)	$—	$(49,880)
For the Nine Months Ended September 30, 2021:
Revenues by geographic area	$7,245	$2,018	$919	$2,288	$288	$2	$—	$(1,903)	$10,857
Operating (loss) income by geographic area	$(32,095)	$(3,655)	$23	$(2,297)	$32	$(177)	$—	$—	$(38,169)
Net (loss) income by geographic area	$(26,133)	$(3,371)	$10	$(2,284)	$23	$(227)	$—	$—	$(31,982)
As of September 30, 2022:
Identifiable assets by geographic area	$181,374	$5,784	$740	$17,886	$236	$19	$253	$(97,711)	$108,595
Long lived assets by geographic area	$23,958	$4,916	$121	$3,279	$1	$4	$232	$—	$32,488
Goodwill by geographic area	$—	$—	$—	$—	$—	$—	$—	$—	$—
As of December 31, 2021:
Identifiable assets by geographic area	$216,338	$7,191	$675	$20,238	$283	$69	$—	$(88,121)	$156,673
Long lived assets by geographic area	$27,773	$5,864	$181	$4,624	$2	$4	$—	$—	$38,448
Goodwill by geographic area	$5,914	$480	$—	$1,278	$—	$—	$—	$—	$7,672

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

Note 23 - Related Party Transactions
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
As of April 14, 2021, the Sysorex Note Purchase Agreement was settled, see Sysorex Securities Settlement Agreement below.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
Note 23 - Related Party Transactions (continued)
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

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
Note 23 - Related Party Transactions (continued)
Cardinal Venture Holdings Investment
Nadir Ali, the Company's Chief Executive Officer and a members of its Board of Directors, is also a controlling member of 3AM, LLC ("3AM"), which is a member of Cardinal Venture Holdings LLC ("CVH"), which may, in certain circumstances, be entitled to manage the affairs of CVH. Mr. Ali’s relationship may create conflicts of interest between Mr. Ali’s obligations to the Company and its shareholders and his economic interests and possible fiduciary obligations in CVH through 3AM. For example, Mr. Ali may be in a position to influence or manage the affairs of CVH in a manner that may be viewed as contrary to the best interests of either the Company or CVH and their respective stakeholders. On July 1, 2022, the Company loaned $150,000 to CVH. See Note 10.
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
Note 24 - Leases
The Company has operating leases for administrative offices in the United States (California), Canada, India, the United Kingdom, Germany, and the Philippines.

The Company terminated the lease in Ratingen, Germany in January 2021. The Company entered into two new operating leases for its administrative offices in Ratingen, Germany, both from February 1, 2021 through January 1, 2023. The monthly lease rate is $2,642 and $1,031 per month.

As part of the acquisition of IntraNav on December 9, 2021. the Company acquired right-of-use assets and lease liabilities related to an operating lease for an office space (the IntraNav office) located in Frankfurt, Germany. This lease expires on January 6, 2025 and the current lease rate is approximately $8,790 per month.

The Company entered into two new operating leases for its administrative office in Hyderabad, India and Manila, Philippines. The Hyderabad, India and Manila, Philippines office lease expires on March 25, 2025 and May 14, 2025, respectively.
The Company has no other operating or financing leases with terms greater than 12 months.
Right-of-use assets are summarized below (in thousands):

	As of September 30, 2022	As of December 31, 2021
Palo Alto, CA Office	$631	$631
Hyderabad, India Office	349	359
Coquitlam, Canada Office	—	97
Westminster, Canada Office	—	10
Toronto, Canada Office	559	949
Ratingen, Germany Office	78	90
Berlin, Germany Office	464	536
Slough, United Kingdom Office	—	34
Frankfurt, Germany Office	268	312
Manila, Philippines Office	234	—
Less accumulated amortization	(1,260)	(1,282)
Right-of-use asset, net	$1,323	$1,736

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
Note 24 - Leases (continued)
Lease expense for operating leases recorded in the balance sheet is included in operating costs and expenses and is based on the future minimum lease payments recognized on a straight-line basis over the term of the lease plus any variable lease costs. Operating lease expenses, inclusive of short-term and variable lease expenses, recognized in our consolidated statement of income for the three months ended September 30, 2022 and 2021 was $0.3 million and $0.3 million, respectively, and for the Nine months ended September 30, 2022 and 2021 was $1.0 million and $0.8 million, respectively.
Lease liability is summarized below (in thousands):

	As of September 30, 2022	As of December 31, 2021
Total lease liability	$1,366	$1,751
Less: short term portion	(514)	(643)
Long term portion	$852	$1,108
Maturity analysis under the lease agreement is as follows (in thousands):

Quarter ending December 31, 2022	$193
Year ending December 31, 2023	517
Year ending December 31, 2024	431
Year ending December 31, 2025	263
Year ending December 31, 2026	93
Total	$1,497
Less: Present value discount	(131)
Lease liability	$1,366
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the date of adoption of ASC 842, "Leases". As of September 30, 2022, the weighted average remaining lease term is 2.9 years and the weighted average discount rate used to determine the operating lease liabilities was 6.4%.
Note 25 - Restructuring Activities
On September 21, 2022, Inpixon informed its employees that it was taking steps to streamline its operations and conserve cash resources. These steps included layoffs, which were completed by September 30, 2022, and which reduced Inpixon's global employee headcount by approximately 20%. The layoffs resulted in one-time expenses of approximately $0.6 million in the Indoor Intelligence segment which consisted of severance payouts to terminated employees and outplacement service expenses for the three and nine months ended September 30, 2022. The Company anticipates additional costs to be recorded related to contingent payments in the amount of $0.2 million which have not been incurred as of September 30, 2022. These expenses were included in the Company's total operating expenses on the Consolidated Statements of Operations with the restructuring costs payable included in accrued liabilities in the Condensed Consolidated Balance Sheets.

The Company recorded a Restructuring costs payable for costs incurred related to the restructuring activities noted above for costs incurred but not yet paid as of September 30, 2022. A summary of the activity for the three months ended September 30, 2022, is included below (in thousands):

Restructuring costs payable - July 1, 2022	$—
Restructuring costs incurred	597
Restructuring costs paid	(343)
Restructuring costs payable - September 30, 2022	$254

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

In accordance with Nasdaq Listing Rules we were provided until October 24, 2022 to regain compliance with this requirement. We effected a 1-for-75 reverse stock split of our common stock on October 7, 2022, and on November 1, 2022, we were informed by Nasdaq that we had regained compliance with the minimum bid price requirement and that we were back in compliance with the applicable Nasdaq continued listing criteria.

Note 27 - Subsequent Events

On October 12, 2022, the Company issued 52,513 shares of common stock in connection with the exercise of a right to shares of common stock granted as part of warrant exchange agreement entered into on January 28, 2022. See Note 18.

On October 17, 2022, the Company exchanged approximately $0.4 million of the outstanding principal and interest under the March 2020 10% Note Purchase Agreement and Promissory Note for 83,682 shares of the Company's common stock at a price of $4.78 per share, calculated in accordance with Nasdaq's “minimum price” as defined by Nasdaq Listing Rule 5635(d).

Reverse Stock Split

On October 4, 2022, the Company filed a Certificate of Change with the Secretary of State of the State of Nevada to effect a reverse stock split of the Company’s authorized and issued and outstanding shares of common stock at a ratio of one (1) share of common stock for every seventy five (75) shares of common stock (the “Reverse Stock Split”). The Reverse Stock Split was effective October 7, 2022. The Reverse Stock Split is primarily intended to bring the Company into compliance with the minimum bid price requirements for maintaining its listing on the Nasdaq Capital Market. The Company has reflected the Reverse Stock Split herein, unless otherwise indicated.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

Note 27 - Subsequent Events (continued)

Series 8 Preferred Stock Redemptions
During October 2022, the Company received cash redemption notices from the holders of the Series 8 Convertible Preferred Stock issued on March 22, 2022, totaling 45,755.72 shares of Series 8 Convertible Preferred Stock for aggregate cash paid of approximately $45.8 million.

Registered Direct Offering

On October 18, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor named therein (the “Purchaser”), pursuant to which the Company agreed to issue and sell, in a registered direct offering, 253,112 shares of the Company’s common stock and warrants to purchase up to 3,846,153 shares of common stock (the “Purchase Warrants”) at a combined offering price of $5.85 per share. The Purchase Warrants have an exercise price of $5.85 per share. Each Purchase Warrant is exercisable for one share of common stock and will be immediately exercisable and will expire five years from the issuance date.

The Company also offered and sold to the Purchaser pre-funded warrants to purchase up to 2,310,990 shares of common stock, in lieu of shares of common stock at the Purchaser’s election. Each pre-funded warrant is exercisable for one share of common stock. The purchase price of each pre-funded warrant was $5.849, and the exercise price of each pre-funded warrant is $0.001 per share. The pre-funded warrants are immediately exercisable and may be exercised at any time until all of the pre-funded warrants are exercised in full.
The Company raised net proceeds of $14.2 million after deduction of sales commissions and other offering expenses.
In October 2022, the Company issued 598,990 shares of common stock in connection with the exercise of 598,990 pre-funded warrants at $0.001 per share.

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

We experienced a net loss of approximately $49.9 million and approximately $32.0 million for the nine months ended September 30, 2022 and 2021, respectively. We cannot assure that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. In order to continue our operations, we have supplemented the revenues we earned with proceeds from the sale of our equity and debt securities and proceeds from loans and bank credit lines.

Global Events

While the impact of the COVID-19 pandemic is generally subsiding, the lasting impact on our business and results of operations continues to remain uncertain. While we were able to continue operations remotely throughout the pandemic, we have experienced supply chain cost increases and constraints and delays in the receipt of certain components of our hardware products impacting delivery times for our products. In addition, to the extent that certain customers or prospective customers continue to be challenged by the lasting effects of the pandemic, we have and may continue to see an impact in the demand of certain products and delays in certain projects and customer orders. While we have been able to realize growth in the nine months ended September 30, 2022 as compared to the same periods in 2021, the impact that these global events will have on general economic conditions is continuously evolving and the ultimate impact that they will have on our results of operations continues to remain uncertain. There are no assurances that we will be able to continue to experience the same growth or not be materially adversely effected.

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

We believe these transactions have positioned us as a market leader with a comprehensive suite of products and solutions allowing us to provide organizations with actionable indoor intelligence to make their indoor spaces smarter, safer and more secure. We also operate and compete in an industry that is characterized by rapid technological innovation, changing customer needs, evolving industry standards and frequent introductions of new products, product enhancements, services and distribution methods. Our success will depend on our ability to develop expertise with these new products, product enhancements, services and distribution methods and to implement solutions that anticipate and respond to rapid changes in technology, the industry, and customer needs. In order to continue to respond to rapid changes and required technological advancements, as well as increase shareholder value, we intend to continue to evaluate various strategic transactions and opportunities that we believe will enhance shareholder value and/or support our commitment to delivering exceptional experiences and continued innovation with technologies that combine the physical and digital worlds with augmented reality and location based technologies. We are primarily focused on identifying potential targets or other opportunities that we believe will increase shareholder value, which may include, but not be limited to other alternative investment opportunities, such as minority investments, joint ventures or special purpose acquisition companies. If we make any acquisitions in the future, we expect that we may pay for such acquisitions with cash, equity securities and/or debt in combinations appropriate for each acquisition. In addition, at the end of last year, our board of directors authorized a review of strategic alternatives, including a possible asset sale, merger with another company or spin-off of one or more of our business units. In this regard, we have entered into the Separation Agreement and the Merger Agreement (each as defined below under “Proposed Spin-Off of our Enterprise Apps Business”), pursuant to which we plan to separate our enterprise apps business into our wholly-owned subsidiary and combine such subsidiary with a special purpose acquisition corporation, resulting in the subsidiary becoming a separate publicly traded company in exchange for the issuance of shares to certain holders of Inpixon securities of the post-merger company valued at $69 million as of the date of the Merger Agreement. For more details, see “Proposed Spin-Off of our Enterprise Apps Business” below.

In addition, we have and may enter into one or more non-binding letters of intent in connection with our due diligence and evaluation process. In this regard, we have entered into a non-binding letter of intent and are in the due diligence stages with another third party in connection with a potential transaction involving the remainder of our business. We may also retain an investment bank as our financial advisor in order to evaluate strategic options that may be available to us.

Recent Events

Financings

At-The-Market (ATM) Program

On July 22, 2022, we entered into an Equity Distribution Agreement (the “Sales Agreement”) with Maxim Group LLC ("Maxim") under which we may offer and sell shares of our common stock having an aggregate offering price of up to $25 million from time to time through Maxim, acting exclusively our sales agent (the “ATM”). We are not obligated to make any sales of shares under the Sales Agreement and no assurance can be given that we will sell any shares under the Sales Agreement, or if we do, as to the price or amount of shares that we will sell, or the date on which any such sales will take place.

Note Purchase Agreement and Promissory Note

On July 22, 2022, we entered into a note purchase agreement (the “Purchase Agreement”) with Streeterville Capital, LLC (the “Holder”) pursuant to which we issued and sold to the Holder an unsecured promissory note (the “Note”) in an aggregate initial principal amount of approximately $6.5 million (the “Initial Principal Amount”), which is payable on or before the date that is 12 months from the issuance date (the “Maturity Date”). The Initial Principal Amount includes an original issue discount of approximately $1.5 million and $15,000 that we agreed to pay to the Holder to cover the Holder’s legal fees, accounting costs, due diligence, monitoring and other transaction costs. In exchange for the Note, the Holder paid an aggregate purchase price of $5 million (the “Transaction”). Interest on the note accrues at a rate of 10% per annum and is payable on the maturity date or otherwise in accordance with the note. We may pay all or any portion of the amount owed earlier than it is due in an amount equal to 115% of the portion of the outstanding balance the Company elects to prepay.

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

Note Exchanges

Since August 15, 2022, we have issued an aggregate of 103,553 shares of common stock to the holder of that certain outstanding promissory note of the Company issued on March 18, 2020 (the “March 2020 Note”), at exchange rates between $4.78 and $10.07 per share, in each case at a price per share equal to the Minimum Price as defined in Nasdaq Listing Rule 5635(d) in connection with exchange agreements pursuant to which we and the holder agreed to (i) partition new promissory notes in the form of the March 2020 Note in the aggregate original principal amount equal to approximately $0.6 million and then cause the outstanding balance of the March 2020 Note to be reduced by an aggregate of approximately $0.6 million; and (ii) exchange the partitioned notes for the delivery of the shares of common stock.

Investments

FOXO Debenture

On April 27, 2022, the Company entered into and consummated the transactions contemplated by a securities purchase agreement (the “Purchase Agreement”) with FOXO Technologies Operating Company, formerly FOXO Technologies Inc. (“FOXO Legacy”), an unaffiliated company operating in the insurance technology sector, pursuant to which the Company purchased a 10% Original Issue Discount Senior Convertible Debenture (a “Debenture”) issued by FOXO Legacy in an aggregate principal amount of approximately $6.1 million for a purchase price of $5.5 million. The Purchase Agreement is one of a series of securities purchase agreements which FOXO Legacy entered into under a private placement of Debentures commenced in February 2022. Interest on the Debenture accrues at a rate of 12% per annum, of which 12 months will be guaranteed, and is payable on each conversion date (as to the principal amount being converted) and on the maturity date, in cash, or in shares of FOXO Legacy's Class A common stock upon a conversion of all or a portion of the outstanding principal amount on the Debenture. The Debenture will mature on the date that is 12 months from the original issue date, which may be extended or accelerated pursuant to the terms of the Debenture.

On September 15, 2022, FOXO Legacy consummated a business combination with Delwinds Insurance Acquisition Corp., now known as FOXO Technologies Inc. ("FOXO"), which qualified as a qualified offering as defined in the Purchase Agreement. This qualified offering triggered a mandatory conversion of the convertible note to FOXO Legacy Class A common stock, which was then automatically converted into 891,124 shares of FOXO's Class A common stock. The Company recognized a realized loss on conversion of $2.4 million to be recognized on the income statement for the three and nine months ended September 30, 2022.

GYG Promissory Notes

Pursuant to the terms of Securities Purchase Agreements, dated October 29, 2021, January 18, 2022, March 22, 2022, May 17, 2022, June 29, 2022, July 28, 2022, August 17, 2022, September 16, 2022 and October 26, 2022, Game Your Game, Inc., a majority owned subsidiary of the Company ("GYG") issued promissory notes in an aggregate principal amount equal to approximately $2.3 million (the "GYG Notes"), including an aggregate of approximately $1.5 million to the Company and approximately $0.8 million to a third party. All of the GYG Notes have an interest rate of 8% and are due on or before December 31, 2022. The proceeds received from the issuance of the GYG Notes were used to satisfy GYG working capital requirements.

CVH Loan

On July 1, 2022, we loaned $150,000 to Cardinal Venture Holdings LLC (“CVH”). We are a member of CVH. CVH owns certain interests in KINS Capital, LLC, the sponsor entity (the “Sponsor”) to KINS Technology Group Inc., a Delaware corporation and special purpose acquisition company with which the Company anticipates entering into the Business Combination (see “Proposed Spin-Off of our Enterprise Apps Business” below for more details). The loan bears no interest and is due and payable in full on the earlier of: (i) the date by which KINS has to complete a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “business combination”), and (ii) immediately prior to the date of consummation of the business combination of KINS, unless accelerated upon the occurrence of an event of default. Nadir Ali, our Chief Executive Officer and director, is also a member in CVH through 3AM, LLC, which is a member of CVH, and which may, in certain circumstances, be entitled to manage the affairs of CVH.

Proposed Spin-Off of our Enterprise Apps Business

As previously disclosed in our Current Report on Form 8-K dated September 26, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated as of September 25, 2022, by and among the Company, KINS Technology Group Inc., a Delaware corporation (“KINS”), CXApp Holding Corp., a Delaware corporation and newly formed wholly-owned subsidiary of the Company (“CXApp”), and KINS Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of KINS (“Merger Sub”), pursuant to which KINS will acquire our enterprise apps business (including its workplace experience technologies, indoor mapping, events platform, augmented reality and related business solutions) (the “Enterprise Apps Business”) in exchange for the issuance of shares of KINS capital stock valued at $69 million (the “Business Combination”). The proposed Business Combination is expected to be completed in the fourth quarter of 2022.

Immediately prior to the Merger (as defined below) and pursuant to a Separation and Distribution Agreement, dated as of September 25, 2022, by and among KINS, the Company, CXApp and Design Reactor, Inc., a California corporation and wholly-owned subsidiary of the Company (“Design Reactor”) (the “Separation Agreement”), and other ancillary conveyance documents, we will, among other things and on the terms and subject to the conditions of the Separation Agreement, transfer the Enterprise Apps Business, including certain of our related subsidiaries, including Design Reactor, to CXApp, and, in connection therewith, will distribute (the “Distribution”) to our stockholders and other security holders 100% of the common stock of CXApp, par value $0.00001.

Immediately following the Distribution, in accordance with and subject to the terms and conditions of the Merger Agreement, Merger Sub will merge with and into CXApp (the “Merger”), with CXApp continuing as the surviving company in the Merger and as a wholly-owned subsidiary of KINS.

Following the Business Combination, we will retain the remainder of our products including the Industrial Internet of Things (IIoT) business line.

The Business Combination has not yet occurred and will be subject to various conditions.

Reverse Stock Split

On October 4, 2022, the Company filed a Certificate of Change with the Secretary of State of the State of Nevada to effect a reverse stock split of the Company’s authorized and issued and outstanding shares of common stock at a ratio of one (1) share of common stock for every seventy five (75) shares of common stock (the “Reverse Stock Split”). The Reverse Stock Split was effective October 7, 2022. The Reverse Stock Split was primarily intended to bring the Company into compliance with the minimum bid price requirement for maintaining its listing on the Nasdaq Capital Market. The Company has reflected the Reverse Stock Split herein, unless otherwise indicated.

Series 8 Preferred Stock Redemptions
During October 2022, the Company received cash redemption notices from the holders of the Series 8 Convertible Preferred Stock issued on March 22, 2022, totaling 45,755.72 shares of Series 8 Convertible Preferred Stock for aggregate cash required to be paid of approximately $45.8 million.

Registered Direct Offering

On October 18, 2022, the Company entered into a Securities Purchase Agreement with an institutional investor named therein (the “Purchaser”), pursuant to which the Company agreed to issue and sell, in a registered direct offering, 253,112 shares of the Company’s common stock and warrants to purchase up to 3,846,153 shares of common stock (the “Purchase Warrants”) at a combined offering price of $5.85 per share. The Purchase Warrants have an exercise price of $5.85 per share. Each Purchase Warrant is exercisable for one share of common stock and will be immediately exercisable and will expire five years from the issuance date.

The Company also offered and sold to the Purchaser pre-funded warrants to purchase up to 2,310,990 shares of common stock, in lieu of shares of common stock at the Purchaser’s election. Each Pre-Funded Warrant is exercisable for one share of Common Stock. The purchase price of each Pre-Funded Warrant is $5.849, and the exercise price of each Pre-Funded Warrant is $0.001 per share. The Pre-Funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full.
The Company raised net proceeds of $14.2 million after deduction of sales commissions and other offering expenses.
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

RESULTS OF OPERATIONS
Three Months Ended September 30, 2022 compared to the Three Months Ended September 30, 2021
The following table sets forth selected consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	Three Months Ended September 30,
	2022		2021
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	$ Change	% Change*
Revenues	$4,177	100%	$4,450	100%	$(273)	(6)%
Cost of revenues	$1,255	30%	$1,186	27%	$69	6%
Gross profit	$2,922	70%	$3,264	73%	$(342)	(10)%
Operating expenses	$13,315	319%	$15,720	353%	$(2,405)	(15)%
Loss from operations	$(10,393)	(249)%	$(12,456)	(280)%	$2,063	17%
Other income (expense)	$(7,600)	(182)%	$(22,347)	(502)%	$14,747	66%
Provision for income taxes	$—	—%	$854	19%	$(854)	(100)%
Net (loss) income	$(17,993)	(431)%	$(33,949)	(763)%	$15,956	47%
Net income (loss) attributable to stockholders of Inpixon	$(17,591)	(421)%	$(33,640)	(756)%	$16,049	48%
*    Amounts used to calculate dollar and percentage changes are based on numbers in the thousands. Accordingly, calculations in this item, which may be rounded to the nearest hundred thousand, may not produce the same results.
Revenues

Revenues for the three months ended September 30, 2022 were $4.2 million compared to $4.5 million for the comparable period in the prior year for a decrease of approximately $0.3 million, or approximately 6%. This decrease is primarily attributable to the decrease in Indoor Intelligence sales due to delayed shipments in the IIoT product line and lower sales for the SAVES product line.
Cost of Revenues
Cost of revenues for the three months ended September 30, 2022 were $1.3 million compared to $1.2 million for the comparable period in the prior year. This increase in cost of revenues of approximately $0.1 million, or approximately 6%, was primarily attributable to the sales mix during the quarter.
Gross Profit
The gross profit margin for the three months ended September 30, 2022 was 70% compared to 73% for the three months ended September 30, 2021. This decrease in margin is primarily due to the sales mix during the quarter.
Operating Expenses
Operating expenses for the three months ended September 30, 2022 were $13.3 million and $15.7 million for the comparable period ended September 30, 2021. This decrease of approximately $2.4 million is primarily attributable to lower compensation, professional fees and legal expenses.
Other Income (Expense)
Other income/expense for the three months ended September 30, 2022 was a loss of $7.6 million compared to a loss of $22.3 million for the comparable period in the prior year. This decrease in loss of approximately $14.7 million is primarily attributable to the lower unrealized loss on equity securities in the three months ended September 30, 2022.
Provision for Income Taxes
There was no income tax provision for the three months ended September 30, 2022 and an income tax benefit of $0.9 million for the three months ended September 30, 2021.
Nine Months Ended September 30, 2022 compared to the Nine Months Ended September 30, 2021

The following table sets forth selected consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	For the Nine Months Ended September 30,
	2022		2021
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	$ Change	% Change*
Revenues	$14,133	100%	$10,857	100%	$3,276	30%
Cost of revenues	$4,037	29%	$2,966	27%	$1,071	36%
Gross profit	$10,096	71%	$7,891	73%	$2,205	28%
Operating expenses	$50,443	357%	$46,060	424%	$4,383	10%
Loss from operations	$(40,347)	(285)%	$(38,169)	(352)%	$(2,178)	(6)%
Other income (expense)	$(9,449)	(67)%	$7,537	69%	$(16,986)	(225)%
Provision for income taxes	$(84)	(1)%	$(1,350)	(12)%	$1,266	94%
Net (loss) income	$(49,880)	(353)%	$(31,982)	(295)%	$(17,898)	(56)%
Net (loss) income attributable to stockholders of Inpixon	$(48,674)	(344)%	$(31,438)	(290)%	$(17,236)	(55)%
*    Amounts used to calculate dollar and percentage changes are based on numbers in the thousands. Accordingly, calculations in this item, which may be rounded to the nearest hundred thousand, may not produce the same results.
Revenues
Revenues for the nine months ended September 30, 2022 were $14.1 million compared to $10.9 million for the comparable period in the prior year for an increase of approximately $3.3 million, or approximately 30%. This increase is primarily attributable to the increase in Indoor Intelligence sales including the addition of the CXApp product line during the second quarter of 2021 and the addition of the IIoT product line in the fourth quarter of 2021.
Cost of Revenues
Cost of revenues for the nine months ended September 30, 2022 were $4.0 million compared to $3.0 million for the comparable period in the prior year. This increase in cost of revenues of approximately $1.1 million, or approximately 36%, was primarily attributable to the increased sales during the quarter.
Gross Profit

The gross profit margin for the nine months ended September 30, 2022 was 71% compared to 73% for the nine months ended September 30, 2021. This decrease in gross profit margin is due to the sales mix during the period.

Operating Expenses

Operating expenses for the nine months ended September 30, 2022 were $50.4 million and $46.1 million for the comparable period ended September 30, 2021. This increase of $4.4 million is primarily attributable to the $7.6 million of goodwill impairment, offset by lower compensation, professional fees and legal expense in the nine months ended September 30, 2022.
Other Income (Expense)
Other income/expense for the nine months ended September 30, 2022 was a loss of $9.4 million compared to a gain of $7.5 million for the comparable period in the prior year. This increase in other loss of approximately $17.0 million is primarily attributable to the unrealized losses on equity securities of $7.1 million, and unrealized foreign exchange losses of $2.8 million in the nine months ended September 30, 2022 as compared to the discounted net unrealized loss of approximately $1.4 million on the Sysorex note, a $7.5 million release on the valuation allowance on the Sysorex note and approximately $1.6 million of interest received on the Sysorex note were included in other income for the nine months ended September 30, 2021.
Provision for Income Taxes

There is an income tax expense of approximately $0.1 million and $1.4 million for the nine months ended September 30, 2022 and 2021, respectively.
Non-GAAP Financial information
EBITDA
EBITDA is defined as net income (loss) before interest, provision for (benefit from) income taxes, and depreciation and amortization. Adjusted EBITDA is used by our management as the matrix in which it manages the business. It is defined as EBITDA plus adjustments for other income or expense items, non-recurring items and non-cash stock-based compensation.
Adjusted EBITDA for the three months ended September 30, 2022 was a loss of $8.2 million compared to a loss of $6.7 million for the prior year period.
Adjusted EBITDA for the nine months ended September 30, 2022 was a loss of $26.9 million compared to a loss of $18.5 million for the prior year period.
The following table presents a reconciliation of net income (loss) attributable to stockholders of Inpixon, which is our GAAP operating performance measure, to Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss attributable to stockholders of Inpixon	$(17,591)	$(33,640)	$(48,674)	$(31,438)
Interest expense/(income), net	240	15	62	(1,191)
Income tax (benefit)/provision	—	(854)	84	1,350
Depreciation and amortization	1,891	1,903	5,567	4,541
EBITDA	(15,460)	(32,576)	(42,961)	(26,738)
Adjusted for:
Non-recurring one-time charges:
Loss on exchange of debt for equity	—	—	—	30
Provision for valuation allowance on held for sale loan	—	—	—	(7,345)
Gain on related party loan held for sale	—	—	—	(49,817)
Unrealized loss on equity securities	5,854	22,285	7,110	51,250
Acquisition transaction/financing costs	2	93	270	1,098
Earnout compensation expense/(benefit)	—	835	(2,827)	2,893
Professional service fees	—	418	8	1,189
Impairment of goodwill	—	—	7,570	—
Unrealized losses/(gains) on notes, loans, investments	—	(6)	124	(497)
Bad debts expense/provision	5	100	5	100
Reserve for inventory obsolescence	—	300	—	300
Stock-based compensation - compensation and related benefits	688	1,664	2,962	8,813
Severance costs	127	210	248	210
Restructuring costs	597	—	597	—
Adjusted EBITDA	$(8,187)	$(6,677)	$(26,894)	$(18,514)
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
Proforma Non-GAAP Net Income (Loss) per Share
Basic and diluted net income (loss) per share for the three months ended September 30, 2022 was a loss of $10.21 compared to a loss of $22.31 for the prior year period. The decrease in loss per share in 2022 was attributable to the changes discussed in our results of operations.
Basic and diluted net income (loss) per share for the nine months ended September 30, 2022 was a loss of $31.08 compared to loss of $23.95 for the prior year period. The increase in loss per share in 2022 was attributable to the changes discussed in our results of operations.

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
Proforma non-GAAP net loss per basic and diluted common share for the three months ended September 30, 2022 was a loss of $3.96 per share compared to a loss of $3.77 per share for the prior year period. Proforma non-GAAP net loss per basic and diluted common share for the nine months ended September 30, 2022 was a loss of $13.44 per share compared to a loss of $13.68 per share for the prior year period.
The following table presents a reconciliation of net loss per basic and diluted share, which is our GAAP operating performance measure, to proforma non-GAAP net loss per share for the periods reflected (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(thousands, except per share data)	2022	2021	2022	2021
Net loss attributable to stockholders of Inpixon	$(17,591)	$(33,640)	$(48,674)	$(31,438)
Adjustments:
Non-recurring one-time charges:
Loss on the exchange of debt for equity	—	—	—	30
Provision for valuation allowance on held for sale loan	—	—	—	(7,345)
Gain on related party loan held for sale	—	—	—	(49,817)
Unrealized loss on equity securities	5,854	22,285	7,110	51,250
Acquisition transaction/financing costs	2	93	270	1,098
Earnout compensation expense/(benefit)	—	835	(2,827)	2,893
Professional service fees	—	418	8	1,189
Impairment of goodwill	—	—	7,570	—
Unrealized losses/(gains) on notes, loans, investments	—	(6)	124	(497)
Bad debts expense/provision	5	100	5	100
Reserve for inventory obsolescense	—	300	—	300
Stock-based compensation - compensation and related benefits	688	1,664	2,962	8,813
Severance costs	127	210	248	210
Restructuring costs	597	—	597	—
Amortization of intangibles	1,533	1,560	4,559	3,571
Proforma non-GAAP net loss	(8,785)	(6,181)	(28,048)	(19,643)
Proforma non-GAAP net loss per common share - Basic and Diluted	$(3.96)	$(3.77)	$(13.44)	$(13.68)
Weighted average basic and diluted common shares outstanding	2,216,544	1,640,971	2,086,633	1,436,093
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
Liquidity and Capital Resources as of September 30, 2022
Our current capital resources and operating results as of and through September 30, 2022, consist of:
1)an overall working capital surplus of approximately $51.6 million;
2)cash of approximately $63.2 million;
3)net cash used by operating activities for the nine months ended September 30, 2022 of $26.9 million.
The breakdown of our overall working capital surplus as of September 30, 2022 is as follows (in thousands):

Working Capital	Assets	Liabilities	Net
Cash and cash equivalents	$63,153	$—	$63,153
Accounts receivable, net / accounts payable	2,879	2,559	320
Inventory	2,702	—	2,702
Accrued liabilities	—	4,370	(4,370)
Operating lease obligation	—	514	(514)
Deferred revenue	—	3,730	(3,730)
Notes and other receivables / Short-term debt	287	6,179	(5,892)
Other	3,258	3,376	(118)
Total	$72,279	$20,728	$51,551
On July 22, 2022, we also entered into an Equity Distribution Agreement pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $25 million. We are not obligated to make any sales under the Equity Distribution Agreement and no assurance can be given we will sell any shares or if we do, as to the price or amount of shares that we will sell, or the date on which any such sales will take place. In addition, subsequent to the quarter ended September 30, 2022, we entered into a Securities Purchase Agreement with an institutional investor, pursuant to which the Company agreed to issue and sell, in a registered direct offering, the Company’s common stock, warrants and pre-funded warrants for net proceeds of $14.2 million after deduction of sales commissions and other offering expenses.
Contractual Obligations and Commitments
Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered during our course of business. Our contractual obligations consists of operating lease liabilities and acquisition liabilities that are included in our consolidated balance sheet and vendor commitments associated with agreements that are legally binding. As of September 30, 2022, the total obligation for operating leases is approximately $1.5 million, of which approximately $0.6 million is expected to be paid in the next twelve months. Our vendor commitments are approximately $0.5 million all of which is expected in the next twelve months. As of September 30, 2022, our obligation for acquisition liabilities is approximately $3.4 million of which approximately $3.4 million is expected to be paid in the next twelve months. In addition, any time during the

Series 8 Redemption Period, each holder of our Series 8 Shares is entitled to require us to redeem all or part of the Series 8 Shares then held by such holder in cash for a redemption price per share equal to the Series 8 Redemption Amount. Any holder that elects to redeem its shares of Series 8 Preferred Stock will be required to forfeit 50% of the corresponding warrants held by such holder. During October 2022, the Company was required to redeem 45,755.72 shares of its Series 8 Preferred Stock for an aggregate amount of $45.8 million. The remaining aggregate Redemption Amount that we may be required to pay is equal to $7.4 million (which may be increased to $8.2 million in the event of certain events of default) plus any accrued but unpaid dividends, liquidated damages and other costs, expenses, or amounts due in respect of the shares, to the extent applicable.
As of September 30, 2022, we owed approximately $6.2 million in principal under promissory notes with third parties. This balance excludes intercompany amounts that are eliminated in the financial statements. These notes are payable within the next twelve months and the interest rate charged under the notes range from 8% to 10%. See Note 12 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-Q.
Net cash used in operating activities during the nine months ended September 30, 2022 of $26.9 million consists of a net loss of $49.9 million offset by non-cash adjustments of approximately $22.2 million less net cash changes in operating assets and liabilities of approximately $0.7 million. Although the Company has sustained significant losses during nine months ended September 30, 2022, in addition to the cash we had on hand, we raised net proceeds of approximately $14.2 million after placement agent commissions in connection with a registered direct offering in October 2022 and in July 2022 raised $5 million in connection with the debt offering described above. The Company has also filed an At-The-Market financing facility having an aggregate offering price of up to $25 million that it can access should the Company deem necessary. Given our current cash balances, financing facilities and budgeted cash flow requirements, the Company believes such funds are sufficient to satisfy its working capital needs, capital asset purchases, debt repayments and other liquidity requirements associated with its existing operations for the next 12 months from the issuance date of the financial statements.
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
Certain global events, such as the continued impact of the pandemic, the recent military conflict between Russia and Ukraine, and other general economic factors that are beyond our control may impact our results of operations. These factors can include interest rates; recession; inflation; unemployment trends; the threat or possibility of war, terrorism or other global or national unrest; political or financial instability; and other matters that influence our customers spending. Increasing volatility in financial markets and changes in the economic climate could adversely affect our results of operation. We also expect that supply chain interruptions and constraints, and increased costs on parts, materials and labor may continue to be a challenge for our business. While we have been able to realize growth in the nine months ended September 30, 2022 as compared to the same periods in 2021, the impact that these global events will have on general economic conditions is continuously evolving and the ultimate impact that they will have on our results of operations continues to remain uncertain. There are no assurances that we will be able to continue to experience the same growth or not be materially adversely effected. The Company may continue to pursue strategic transactions and may raise such additional capital as needed, using our equity securities and/or cash and debt financings in combinations appropriate for each transaction.
Liquidity and Capital Resources
The Company’s net cash flows used in operating, investing and financing activities for the nine months ended September 30, 2022 and 2021 and certain balances as of the end of those periods are as follows (in thousands):

	For the Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(26,943)	$(24,018)
Net cash provided by (used in) investing activities	36,748	(52,708)
Net cash provided by financing activities	902	125,425
Effect of foreign exchange rate changes on cash	(34)	90
Net increase in cash and cash equivalents	$10,673	$48,789

	As of September 30, 2022	As of December 31, 2021
Cash and cash equivalents	$63,153	$52,480
Working capital surplus	$51,551	$78,831
Operating Activities for the nine months ended September 30, 2022
Net cash used in operating activities during the nine months ended September 30, 2022 was approximately $26.9 million. The cash flows related to the nine months ended September 30, 2022 consisted of the following (in thousands):

Net income (loss)	$(49,880)
Non-cash income and expenses	22,192
Net change in operating assets and liabilities	745
Net cash used in operating activities	$(26,943)
The non-cash income and expense of approximately $22.2 million consisted primarily of the following (in thousands):

$5,567	Depreciation and amortization expenses (including amortization of intangibles) primarily attributable to the Shoom, AirPatrol, LightMiner, Locality, GTX, Jibestream, Systat, Ten Degrees, Nanotron, Game Your Game, Visualix, CXApp and IntraNav, which were acquired effective August 31, 2013, April 16, 2014, November 21, 2016, May 21, 2019, June 27, 2019, August 15, 2019, June 30, 2020, August 19, 2020, October 6, 2020, April 9, 2021, April 23, 2021, April 30, 2021, December 9, 2021 respectively.
536	Amortization of right of use asset
2,962	Stock-based compensation expense attributable, warrants, restricted stock grants and options issued as part of Company operations
(2,827)	Earnout expense valuation benefit
121	Amortization of issued discount
1,870	Unrealized loss(gain) on note
(791)	Loss on conversion of note receivable
(278)	Accrued interest income, related party
5	Provision for doubtful accounts
(1)	Deferred income tax
7,110	Unrealized loss on equity securities
7,570	Impairment of goodwill
348	Other
$22,192	Total non-cash expenses
The net cash used in the change in operating assets and liabilities aggregated approximately $0.7 million and consisted primarily of the following (in thousands):

$336	Decrease in accounts receivable and other receivables
571	Decrease in inventory, other current assets and other assets
237	Increase in accounts payable
1,021	Increase in accrued liabilities, income tax liabilities and other liabilities
(505)	Decrease in operating lease liabilities
(915)	Decrease in deferred revenue
$745	Net cash used in the changes in operating assets and liabilities

Operating Activities for the nine months ended September 30, 2021
Net cash used in operating activities during the nine months ended September 30, 2021 was approximately $24.0 million. The cash flows related to the nine months ended September 30, 2021 consisted of the following (in thousands):

Net income (loss)	$(31,982)
Non-cash income and expenses	1,988
Net change in operating assets and liabilities	5,976
Net cash used in operating activities	$(24,018)
The non-cash income and expense of approximately $2.0 million consisted primarily of the following (in thousands):

$4,541	Depreciation and amortization expenses (including amortization of intangibles) primarily attributable to the Shoom, AirPatrol, LightMiner, Locality, GTX, Jibestream, Systat, Ten Degrees, Nanotron, Game Your Game, Visualix and CXApp, which were acquired effective August 31, 2013, April 16, 2014, November 21, 2016, May 21, 2019, June 27, 2019, August 15, 2019, June 30, 2020, August 19, 2020, October 6, 2020, April 9, 2021, April 23, 2021 and April 30, 2021, respectively.
527	Amortization of right of use asset
8,813	Stock-based compensation expense attributable to warrants and options issued as part of Company operations
30	Loss on exchange of debt for equity
224	Amortization of debt discount
(7,345)	Recovery for valuation allowance for held for sale loan
(1,627)	Accrued interest income, related party
100	Provision for doubtful accounts
300	Provision for inventory accounts
(49,817)	Gain on settlement of related party note and receivable
(4,507)	Income tax expense
51,250	Unrealized loss on equity securities
(501)	Other
$1,988	Total non-cash expenses
The net use of cash in the change in operating assets and liabilities aggregated approximately $6.0 million and consisted primarily of the following (in thousands):

$(678)	Increase in accounts receivable and other receivables
(369)	Increase in inventory,other current assets and other assets
(653)	Decrease in accounts payable
3,510	Increase in accrued liabilities and other liabilities
3,471	Increase in income tax liabilities
(519)	Decrease in operating lease liabilities
1,214	Increase in deferred revenue
$5,976	Net use of cash used in the changes in operating assets and liabilities

Cash Flows from Investing Activities as of September 30, 2022 and 2021
Net cash flows provided by investing activities during the nine months ended September 30, 2022 was approximately $36.7 million compared to net cash flows used in investing activities during the nine months ended September 30, 2021 of approximately $52.7 million. Cash flows related to investing activities during the nine months ended September 30, 2022 include $0.2 million for the purchase of property and equipment, $0.6 million for investment in capitalized software, $5.5 million for the purchase of a convertible note, $0.2 million for the issuance of a note receivable, $0.2 million for the sales of equity securities and $43.0 million of sales of treasury bills. Cash flows related to investing activities during the nine months ended September 30, 2021 include $0.3 million for the purchase of property and equipment, $0.9 million investment in capitalized software, $63.4 million for the purchase of treasury bills, $2.0 million for the purchase of short term investments, $2.0 million sale of short term investment, $28.0 million from sales of treasury bills, $0.2 million from the acquisition of Game Your Game, $15.2 million for the acquisition of CXApp, $0.9 million for the purchase of the Systat licensing agreement, $0.3 million for the issuance of a note receivable and $0.1 million for the acquisition of Visualix.
Cash Flows from Financing Activities as of September 30, 2022 and 2021
Net cash flows provided by financing activities during the nine months ended September 30, 2022 was $0.9 million. Net cash flows provided by financing activities during the nine months ended September 30, 2021 was $125.4 million. During the nine months ended September 30, 2022, the Company received incoming cash flows of $46.9 million for the issuance of preferred stock and warrants, paid $49.3 million for the redemption of preferred series 7 stock, paid $2.0 million of the CXApp acquisition liability, received $5.5 million net proceeds from promissory note, and paid $0.3 million for the settlement of employee taxes on restricted stock. During the nine months ended September 30, 2021, the Company received incoming cash flows of $77.9 million from the issuance of common stock and warrants, received incoming cash flows of $50.6 million for the issuance of preferred stock and warrants, loaned $0.1 million to a related party, paid $1.7 million of taxes related to the net share settlement of restricted stock units, paid a $0.2 million liability related to the CXApp acquisition, paid a $0.5 million acquisition liability to the pre-acquisition shareholders of Nanotron, and paid a $0.5 million acquisition liability to the pre-acquisition shareholders of Locality.
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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company’s management determined that there were no material changes needed to internal controls as a result of the COVID-19 pandemic.

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

Item 1A.    Risk Factors

We face a number of significant risks and uncertainties in connection with our operations. Our business, results of operations and financial condition could be materially adversely affected by these risks. In addition to the risk factors set forth below and the other information set forth in this Form 10-Q, you should carefully consider the factors disclosed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 16, 2022, and Part II, Item 1A, "Risk Factors," in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, filed with the SEC on May 16, 2022, and Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, filed with the SEC on August 15, 2022, which reports are incorporated by reference herein, all of which could materially affect our business, financial condition and future results.
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

The Company recorded $7.5 million benefit for the release of the previously recorded valuation allowance related to the Sysorex Note, $1.6 million of interest income, and a gain on settlement of $49.8 million equal to the difference in the carry value of the Sysorex Note, including interest, and the value of the common stock and rights to acquire additional shares received in the settlement. As of September 30, 2022, the value of these securities decreased to approximately $0.05 million as a result of the corresponding decrease in Sysorex's common stock price. Accordingly, a $1.8 million unrealized loss on the Sysorex note for the nine months ended September 30, 2022 was included in the condensed consolidated statements of operations.

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

Our common stock may be delisted from The Nasdaq Capital Market which could negatively impact the price of our common stock, liquidity and our ability to access the capital markets.

Our common stock is currently listed on The Nasdaq Capital Market under the symbol “INPX.” The listing standards of The Nasdaq Capital Market provide that a company, in order to qualify for continued listing, must maintain a minimum stock price of $1.00 and satisfy standards relative to minimum stockholders’ equity, minimum market value of publicly held shares and various additional requirements. If The Nasdaq Stock Market LLC, or Nasdaq, delists our securities from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant negative consequences including:

•limited availability of market quotations for our securities;
•a determination that the common stock is a “penny stock” which would require brokers trading in the common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of common stock;
•a limited amount of analyst coverage, if any; and
•a decreased ability to issue additional securities or obtain additional financing in the future.

Delisting from The Nasdaq Capital Market could also result in other negative consequences, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities.

As previously reported, on October 25, 2021, we received written notification from Nasdaq informing us that because the closing bid price of our common stock was below $1.00 for 30 consecutive trading days, our shares no longer complied with the minimum closing bid price requirement for continued listing on Nasdaq under the Nasdaq Listing Rules. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided a period of 180 calendar days, or until April 25, 2022, in which to regain compliance. In order to regain compliance with the minimum bid price requirement, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days. We were not able to regain compliance within this 180-day period, and were eligible to seek an additional 180 calendar days to meet the minimum bid price requirement if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and provide written notice to Nasdaq of our intent to cure the deficiency during this second compliance period, by effecting a reverse stock split, if necessary. We provided Nasdaq written notice of our intention to cure the bid price deficiency during the second compliance period and on April 26, 2022, we received notice from Nasdaq that we were granted an additional 180 days, or until October 24, 2022 to regain compliance with this requirement.

We effected a 1-for-75 reverse stock split of our common stock on October 7, 2022, and on November 1, 2022, we were informed by Nasdaq that we had regained compliance with the minimum bid price requirement and that we were back in compliance with the applicable Nasdaq continued listing criteria.

Notwithstanding the reverse stock split and our compliance with The Nasdaq Capital Market requirements, we cannot be certain that our share price will comply with the requirements for continued listing of our common stock on The Nasdaq Capital Market in the future, or that we will be able to comply with the other continued listing requirements.

If our shares of common stock lose their status on Nasdaq, we believe that they would likely be eligible to be quoted on the inter-dealer electronic quotation and trading system operated by OTC Markets Group Inc., commonly referred to as the Pink Open Market and we may also qualify to be traded on their OTCQB market (The Venture Market). These markets are generally not considered to be as efficient as, and not as broad as, Nasdaq. Selling our shares on these markets could be more difficult because smaller quantities of shares would likely be bought and sold, and transactions could be delayed. In addition, in the event our shares are delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our common stock or even holding our common stock, further limiting the liquidity of our common stock. These factors could result in lower prices and larger spreads in the bid and ask prices for our common stock.

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

Risks Related to the Business Combination

The Merger with KINS is subject to the satisfaction of certain conditions, which may not be satisfied on a timely basis, if at all.

The consummation of the Merger is subject to customary closing conditions for transactions involving special purpose acquisition companies, including, among others:

•there is not in force any order, judgment, injunction, decree, writ, stipulation, determination or award, in each case, entered by or with any governmental authority of competent jurisdiction, statute, rule or regulation enjoining or prohibiting the consummation of the Merger;
•KINS shall have at least $5,000,001 of net tangible assets as of the closing;
•the KINS Class A common stock issuable pursuant to the Business Combination shall have been approved for listing on the Nasdaq Capital Market;
•CXApp and KINS shall each have performed and complied in all material respects with the covenants required by the Merger Agreement to be performed by it as of or prior to closing;
•customary bring down conditions related to the accuracy of the CXApp’s and KINS’s respective representations and warranties in the Merger Agreement;
•the consummation of the Separation and other transactions contemplated by the Separation Agreement;
•KINS’s registration statement to be filed with the SEC shall have become effective (and no stop order suspending effectiveness have been issued and no proceedings for that purpose has been initiated or threatened by the SEC);
•each of KINS’s and CXApp’s stockholder approvals shall have been obtained; and
•the sum of (A) the aggregate amount of cash available in KINS’s trust account following KINS’s stockholders’ meeting, after deducting the amount required to satisfy the Acquiror Share Redemption Amount (as defined in the Merger Agreement) (but prior to payment of any transaction expenses), (B) the aggregate gross purchase price of any other purchase of shares of KINS common stock (or securities convertible or exchangeable for KINS common stock) actually received by KINS prior to or substantially concurrently with the closing of the Merger, and (C) the aggregate gross purchase price of any other purchase of shares of CXApp common stock (or securities convertible or exchangeable for CXApp common stock) actually received by CXApp prior to or substantially concurrently with the closing of the Merger, shall be equal to or greater than $9.5 million.

Additionally, KINS’s obligation to consummate the Business Combination is also conditioned on there having been no event that has had, or would reasonably be expected to have, individually or in the aggregate, a “Material Adverse Effect” on CXApp.

There can be no assurance that such closing conditions will be satisfied or waived, or that the Merger will be consummated. Further, Inpixon cannot assure you that the approval of KINS’ stockholders will be obtained. Inpixon, CXApp and KINS may be subject to shareholder lawsuits, or other actions filed in connection with or in opposition to the Merger, which could prevent or delay the consummation of the Merger.

If the Distribution (as defined in the Separation Agreement), together with certain related transactions, fails to qualify as a reorganization under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the “Code”), or the Merger fails to qualify as a reorganization under Section 368(a) of the Code, Inpixon and its stockholders could incur significant tax liabilities, and KINS and CXApp could be required to indemnify Inpixon for taxes that could be material, pursuant to indemnification obligations under the Tax Matters Agreement.

Although the Distribution and Merger are not conditioned on its receipt, Inpixon expects to receive a tax opinion, which will provide that the Contribution (as defined in the Separation Agreement) and Distribution, taken together, will qualify as a reorganization under Sections 355 and 368(a)(1)(D) of the Code. The tax opinion will be based on, among other things, certain facts, assumptions, representations and undertakings from Inpixon, CXApp and KINS, including those regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations, or undertakings are incorrect or not satisfied, Inpixon may not be able to rely on such opinion. Moreover, even if Inpixon receives the opinion, such opinion will not be binding on the IRS or the courts, and no assurance can be given that the IRS will not challenge its conclusions or otherwise determine on audit that the Distribution or Merger does not qualify for its respective intended tax treatment, including as a result of a change in stock or asset ownership of Inpixon, CXApp or KINS after the Distribution.

If the Distribution does not qualify under Section 355 of the Code, the Distribution would be treated as a taxable dividend to Inpixon securityholders equal to the fair market value of the CXApp stock to the extent of Inpixon’s earnings and profits. If the dividend exceeds such earnings and profits, the amount of such excess will be treated as a return of capital to the extent of an Inpixon Stockholder’s basis in its Inpixon stock, and then a capital gain. To the extent that the Merger does not qualify as a reorganization under Section 368(a) of the Code, Inpixon securityholders would recognize taxable income equal to the difference between the fair market value of the KINS shares received and their tax basis in the CXApp Shares. In either such case, Inpixon securityholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities.

In addition, if the Contribution and Distribution, taken together, do not qualify under Section 355 and 368(a)(1)(D) of the Code, Inpixon would recognize taxable income on the Distribution equal to the difference between the fair market value of the CXApp shares distributed by Inpixon to the Inpixon securityholders and Inpixon’s basis in such shares. Inpixon does not anticipate that it would have net operating losses to offset any taxable income triggered as a result of failure to qualify under Section 355 and 368(a)(1)(D) of the Code because its net operating losses will be limited by Section 382 of the Code.

Even if the Contribution and Distribution, taken together, otherwise qualify as a transaction described in Sections 355 and 368(a)(1)(D) of the Code, the Distribution would be taxable to Inpixon (but not to Inpixon securityholders) pursuant to Section 355(e) of the Code if one or more persons acquire a 50% or greater interest (measured by vote or value) in the stock of Inpixon or CXApp, directly or indirectly (including through acquisitions of the stock of the combined company after the Merger), as part of a plan or series of related transactions that includes the Distribution. Pursuant to the tax matters agreement to be entered into prior to the Separation, Inpixon will bear the responsibility for this tax if such tax relates to or arises out of the failure of the intended tax treatment or to certain actions taken by Inpixon. If, however, such tax is attributable to certain actions or omissions by KINS or CXApp, inaccuracies, misrepresentations or misstatements relating to KINS or CXApp, or certain events involving the stock of KINS or CXApp or assets of CXApp post-Distribution, KINS and CXApp will be obligated to indemnify Inpixon for such taxes. Further, even if KINS and CXApp are not responsible for tax liabilities of Inpixon under the tax matters agreement, CXApp nonetheless could be liable under applicable U.S. federal tax law for such liabilities if Inpixon were to fail to pay them.

The anticipated benefits of the Business Combination may not be achieved.

Inpixon may not be able to achieve the full strategic and financial benefits expected to result from the Business Combination, including the potential that the Business Combination will:

•allow each business to pursue its own operational and strategic priorities and more quickly respond to trends, developments and opportunities in its respective markets;
•increase the potential value for Inpixon securityholders to receive shares of the combined company post-Merger based on a pre-transaction equity value of CXApp of $69.0 million, which was greater than the market capitalization of Inpixon as of the date of the Merger Agreement;
•create two separate and distinct management teams focused on each business’s unique strategic priorities, target markets and corporate development opportunities;
•give each business opportunity and flexibility by pursuing its own investment, capital allocation and growth strategies consistent with its long-term objectives;
•allow investors to separately value each business based on the unique merits, performance and future prospects of each business, providing investors with two distinct investment opportunities;
•enhance the ability of each business to attract and retain qualified management and to better align incentive-based compensation with the performance of each separate business; and
•give each of CXApp and Inpixon its own equity currency for use in connection with acquisitions.

Inpixon may not achieve the anticipated benefits of the Business Combination for a variety of reasons. Further, such benefits, if ultimately achieved, may be delayed. In addition, the Business Combination could materially and adversely affect Inpixon’s business, financial condition and results of operations.

The Separation and Distribution may expose Inpixon to potential liabilities arising out of legal dividend requirements.

The Distribution of CXApp common stock is subject to review under state corporate distribution statutes. Under the Nevada Revised Statutes (“NRS”), no distribution (including dividends on, or redemption or repurchases of, shares of capital stock) may be made if, after giving effect to such distribution, the corporation would not be able to pay its debts as they become due in the usual course of business, or the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed at the time of a liquidation to satisfy the preferential rights of preferred stockholders. Although Inpixon intends to make the Distribution of CXApp common stock in compliance with the NRS, Inpixon cannot assure you that a court will not later determine that some or all of the Distribution to Inpixon security holders was unlawful.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

a)    Sales of Unregistered Securities

During the quarter ended September 30, 2022, the Company exchanged approximately $1.3 million of the outstanding principal and interest under the March 2020 10% Note Purchase Agreement and Promissory Note for 111,585 shares of the Company's common stock at exchange rates between $10.07 and $11.78 per share, in each case calculated in accordance with Nasdaq’s “minimum price” as defined by Nasdaq Listing Rule 5635(d).

On October 12, 2022, the Company issued 52,513 shares of common stock in connection with the exercise of a right to shares of common stock granted as part of warrant exchange agreement entered into on January 28, 2022.

On October 17, 2022, the Company exchanged $400,000 of the outstanding principal and interest under the March 2020 10% Note Purchase Agreement and Promissory Note for 83,682 shares of the Company's common stock at a per share price equal to $4.78 calculated in accordance with Nasdaq’s “minimum price” as defined by Nasdaq Listing Rule 5635(d).

The offer and sale of such shares was not registered under the Securities Act in reliance on an exemption from registration under Section 3(a)(9) of the Securities Act, in that (a) the shares of common stock were issued in exchange for outstanding securities of the Company; (b) there was no additional consideration of value delivered in connection with the exchanges; and (c) there were no commissions or other remuneration paid by the Company in connection with the exchanges.

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

INPIXON

Date: November 14, 2022	By:	/s/ Nadir Ali
Nadir Ali Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Wendy Loundermon
Wendy Loundermon Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1†	Stock Purchase Agreement, dated as of April 30, 2021, among Inpixon, Design Reactor, Inc., dba The CXApp, the sellers set forth on the signature page thereto and each other person who owns outstanding capital stock of The CXApp and executes a Joinder to Stock Purchase Agreement, and Leon Papkoff, as Sellers’ Representative	8-K	001-36404	2.1	May 6, 2021

2.2†	Share Sale and Purchase Agreement, dated as of December 8, 2021, between Nanotron Technologies GmbH and the Shareholders of IntraNav GmbH.	8-K	001-36404	2.1	December 13, 2021

2.3	Amendment to Stock Purchase Agreement, dated as of December 30, 2021, by and between Inpixon and Leon Papkoff, in his capacity as the Sellers’ Representative.	8-K	001-36404	2.1	December 30, 2021

2.4†	Agreement and Plan of Merger, dated as of September 25, 2022, by and among KINS Technology Group Inc., Inpixon, CXApp Holding Corp. and KINS Merger Sub Inc	8-K	001-36404	2.1	September 26, 2022

2.5†	Separation and Distribution Agreement, dated as of September 25, 2022, by and among KINS Technology Group Inc., Inpixon, CXApp Holding Corp. and Design Reactor, Inc.	8-K	001-36404	2.2	September 26, 2022

2.6	Sponsor Support Agreement, dated as of September 25, 2022, by and among KINS Capital LLC, KINS Technology Group Inc., Inpixon and CXApp Holding Corp.	8-K	001-36404	2.3	September 26, 2022

3.1	Restated Articles of Incorporation.	S-1	333-190574	3.1	August 12, 2013

3.2	Certificate of Amendment to Articles of Incorporation (Increase Authorized Shares).	S-1	333-218173	3.2	May 22, 2017

3.3	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	April 10, 2014

3.4	Articles of Merger (renamed Sysorex Global).	8-K	001-36404	3.1	December 18, 2015

3.5	Articles of Merger (renamed Inpixon).	8-K	001-36404	3.1	March 1, 2017

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.6	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.2	March 1, 2017

3.7	Certificate of Amendment to Articles of Incorporation (authorized share increase).	8-K	001-36404	3.1	February 5, 2018

3.8	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	February 6, 2018

3.9	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	November 1, 2018

3.10	Certificate of Amendment to Articles of Incorporation, effective as of January 7, 2020 (Reverse Split).	8-K	001-36404	3.1	January 7, 2020

3.11	Certificate of Amendment to the Articles of Incorporation increasing the number of authorized shares of Common Stock from 250,000,000 to 2,000,000,000 filed with the Secretary of State of the State of Nevada on November 18, 2021	8-K	001-36404	3.1	November 19, 2021

3.12	Certificate of Change filed with the Secretary of State of the State of Nevada on October 4, 2022 (effective as of October 7, 2022).	8-K	001-36404	3.1	October 6, 2022

3.13	Bylaws, as amended.	S-1	333-190574	3.2	August 12, 2013

3.14	Bylaws Amendment.	8-K	001-36404	3.2	September 13, 2021

3.15	Form of Certificate of Designation of Preferences, Rights and Limitations of Series 4 Convertible Preferred Stock.	8-K	001-36404	3.1	April 24, 2018

3.16	Certificate of Designation of Series 5 Convertible Preferred Stock, dated as of January 14, 2019.	8-K	001-36404	3.1	January 15, 2019

3.17	Series 7 Convertible Preferred Stock Certificate of Designation, filed with the Secretary of State of the State of Nevada and effective September 13, 2021	8-K	001-36404	3.1	September 15, 2021

3.18	Series 8 Convertible Preferred Stock Certificate of Designation, filed with the Secretary of State of the State of Nevada and effective March 22, 2022	8-K	001-36404	3.1	March 24, 2022

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.1	Promissory Note, dated as of July 22, 2022.	8-K	001-36404	4.1	July 22, 2022

4.2	Form of Purchase Warrants	8-K	001-36404	4.1	October 20, 2022

4.3	Form of Pre-Funded Warrants	8-K	001-36404	4.2	October 20, 2022

10.1	Amendment No. 2 to Board of Directors Services Agreement, dated as of May 16, 2022, between Inpixon and Kareem M. Irfan					X

10.2	Equity Distribution Agreement, dated as of July 22, 2022, between Inpixon and Maxim Group LLC	8-K	001-36404	10.1	July 22, 2022

10.3†	Note Purchase Agreement, dated as of July 22, 2022	8-K	001-36404	10.2	July 22, 2022

10.4	Securities Purchase Agreement, dated as of April 27, 2022	10-Q	001-36404	10.1	August 15, 2022

10.5	10% Original Issue Discount Senior Convertible Debenture	10-Q	001-36404	10.2	August 15, 2022

10.6	Subsidiary Guarantee	10-Q	001-36404	10.3	August 15, 2022

10.7†	Form of Securities Purchase Agreement	8-K	001-36404	10.1	October 20, 2022

10.8	Placement Agency Agreement, dated as of October 18, 2022	8-K	001-36404	10.2	October 20, 2022

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.
						X

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30 2022.
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