Form 10-K
period 2022-12-31
INPIXON
filed 2023-04-17
CIK 1529113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $17,565,379 based upon the closing price reported for such date on the Nasdaq Capital Market.

As of April 13, 2023, there were 17,209,673 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

INPIXON

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION
CONTAINED IN THIS REPORT
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may,” or other similar expressions in this report. In particular, these include statements relating to future actions; prospective products, anticipated expenses, applications, customers and technologies; future performance or results of anticipated products; and projected expenses and financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:
•our history of losses;
•our ability to achieve profitability;
•our limited operating history with recent acquisitions;
•the possibility that anticipated tax treatment and benefits of the spin-off of our enterprise apps business and subsequent Business Combination (defined below) may not be achieved;
•risks related to our recent acquisitions, the spin-off of our enterprise apps business and subsequent Business Combination that recently closed or any other strategic transactions that we may undertake;
•our ability to successfully integrate companies or technologies we acquire;
•emerging competition and rapidly advancing technology in our industry that may outpace our technology;
•customer demand for the products and services we develop;
•the impact of competitive or alternative products, technologies and pricing;
•our ability to manufacture or deliver any products we develop;
•general economic conditions and events and the impact they may have on us and our potential customers, including, but not limited to increases in inflation rates and rates of interest, supply chain challenges, increased costs for material and labor, cybersecurity attacks, other lingering impacts resulting from COVID-19, and the Russia/Ukraine conflicts;
•our ability to obtain adequate financing in the future as needed;
•our ability to consummate strategic transactions which may include acquisitions, mergers, dispositions involving us and any of our business units or other strategic investments;
•our ability to attract, retain and manage existing customers;
•our ability to maintain compliance with the continued listing requirements of the Nasdaq Capital Market;
•lawsuits and other claims by third parties or investigations by various regulatory agencies that we may be subjected to and are required to report, including but not limited to, the U.S. Securities and Exchange Commission;
ii

•our success at managing the risks involved in the foregoing items;
•impact of any changes in existing or future tax regimes; and
•other factors discussed in this report.
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
Note Regarding Reverse Stock Split
The Company effected a reverse stock split of its authorized and issued and outstanding common stock, par value $0.001, at a ratio of 1-for-75, effective as of October 7, 2022 (the “Reverse Stock Split”), for the purpose of complying with Nasdaq Listing Rule 5550(a)(2). We have reflected the Reverse Stock Split herein, unless otherwise indicated.
iii

PART I
ITEM 1: BUSINESS
Introduction

Inpixon is the Indoor Intelligence™ company. Our solutions and technologies help organizations create and redefine exceptional experiences that enable smarter, safer and more secure environments. Inpixon customers can leverage our real-time positioning, mapping, and analytics technologies to achieve higher levels of productivity and performance, increase safety and security, improve worker and employee satisfaction rates and drive a more connected work environment. We have focused our corporate strategy on being the primary provider of the full range of foundational technologies needed to form a comprehensive suite of solutions that make indoor data available and actionable to organizations and their employees. Together, our technologies allow organizations to create and utilize the digital twin of a physical location and to deliver enhanced experiences in their current environment and in the metaverse.

Inpixon specializes in providing real-time location systems (RTLS) for the industrial sector. As the manufacturing industry has evolved, RTLS technology has become a crucial aspect of Industry 4.0. Our RTLS solution leverages cutting-edge technologies such as IoT, AI, and big data analytics to provide real-time tracking and monitoring of assets, machines, and people within industrial environments. With our RTLS, businesses can achieve improved operational efficiency, enhanced safety and reduced costs. By having real-time visibility into operations, industrial organizations can make informed, data-driven decisions, minimize downtime, and ensure compliance with industry regulations. With our RTLS, industrial businesses can transform their operations and stay ahead of the curve in the digital age.

Inpixon's full-stack industrial IoT solution provides end-to-end visibility and control over a wide range of assets and devices. It's designed to help organizations optimize their operations and gain a competitive edge in today's data-driven world. The turn-key platform integrates a range of technologies, including RTLS, sensor networks, edge computing, and big data analytics, to provide a comprehensive view of an organization's operations. We help organizations to track the location and status of assets in real-time, identify inefficiencies, and make decisions that drive business growth. Our IoT stack covers all the technology layers, from the edge devices to the cloud. It includes hardware components such as sensors and gateways, a robust software platforms for data management and analysis, and a user-friendly dashboard for real-time monitoring and control. Our solutions also offer robust security features, to help ensure the protection of sensitive data. Additionally, Inpixon's RTLS provides scalability and flexibility, allowing organizations to easily integrate it with their existing systems and add new capabilities as their needs evolve.

In addition to our Indoor Intelligence technologies and solutions, we also offer:

•    Digital solutions (eTearsheets; eInvoice, adDelivery) or cloudbased applications and analytics for the advertising, media and publishing industries through our advertising management platform referred to as Shoom by Inpixon; and

•    A comprehensive set of data analytics and statistical visualization solutions for engineers and scientists referred to as SAVES by Inpixon.

We report financial results for three segments: Indoor Intelligence, Shoom and SAVES. For Indoor Intelligence, we generate revenue from sales of hardware, software licenses and professional services. For Shoom and SAVES we generate revenue from the sale of software licenses.

Products and Services

Indoor Intelligence

Our Indoor Intelligence offerings consist of the following software and hardware products.

• Industrial RTLS SaaS Platform - Our full stack offering in the Industrial IoT space includes an enterprise class, multi-technology RTLS IoT platform for industrial automation. Inpixon’s RTLS IoT platform is a comprehensive real-time IoT solution for the implementation of industrial RTLS (track & trace) applications for indoor and outdoor areas, such as vehicle localization, production tracking, yard management, gate allocation, forklift location (MHE), real-time route optimization, and the automatic identification (AutoID) and booking of goods and material flows. In addition to real-time data applications for the digital twin, it also provides smart real-time location analyses from a single platform suite, enabling companies to identify significant process optimizations and make data-based decisions. Prebuilt modules offered within the platform include smart factory, smart warehouse, inventory manager, shipment manager, and yard manager. The digital twin of a physical space facilitates use cases for facility management, security safety, customer or worker experiences, asset tracking and more.

• IoT Devices, Sensors and Tags - Our RTLS asset tracking hardware includes a full end-to-end portfolio of IoT sensors (also known as nodes or anchors) and tracking tags to track assets or personnel. This portfolio leverages our own products for ultra-wideband (UWB) and chirp spread spectrum (CSS) and GPS while incorporating support for third party integrated BLE, RFID and LiDAR solutions. In the security space, a version of our sensor enables detection of cellular, Wi-Fi and BLE signals that is combined with UWB to offer security and high value asset tracking solutions. Chirp technology is effective for longer range communication while UWB is an important RF standard for pinpoint asset tracking. Organizations across many different industries can leverage the accuracy, low-latency, and reliability of both technologies to track the real-time location and status of key assets and equipment, with precision. Users can display and track the static location and movement of assets and asset attribute information within a space on indoor maps.

• Transceivers/Modules - The Inpixon nanoLOC transceiver is a low-power, highly integrated mixed-signal chip. This 2.4 GHz long range CSS transceiver transmits and receives wireless data packets for robust wireless communications, ranging capabilities, and real-time location determination. Inpixon's chirp leverages a patented, Inpixon-owned technology and offers range comparable to Wi-Fi systems with accuracy of BLE or UWB in some scenarios. Supporting a freely adjustable center frequency with three non-overlapping frequency channels, amongst others, the Inpixon nanoLOC enables multiple physically independent networks and improved coexistence with existing 2.4 GHz wireless technologies. This product is also available in a module form to allow easier integration for our partners and integrators.

• Video Integration – Our RF video solution uses IoT analytics data and allows direct integration with leading Video Management Systems (VMS) and CCTV to provide visual track and trace of assets or to quickly allow video to aid security personnel in an emergency situation. This solution builds upon the accurate mapping solutions while adding analytics and precise RTLS data.

• Analytics and Insights - Our cloud-based analytics platform allows data from multiple sensors and data sources to be visualized for action by the customer. Our platforms can engage with data from our IoT sensors, mobile apps, third-party sensors and data that is ingested via an application programming interface (API) or data import. Analytics enable, for instance, factory operators to visualize and analyze the flow of products through the facility to address bottlenecks and improve efficiency and productivity.

• Augmented Reality (AR) and 3D - Our augmented reality solutions allow us to easily scan a space and subsequently attach AR content persistently to any position in the world. The technology can also be used for visual asset tracking without beacons or markers as well as digital twin creation and manipulation. Using SLAM combined with innovative technologies offers tools to help enable augmented reality and metaverse capabilities for their business.

• Wireless Device Detection for Security – Our wireless detection and positioning solutions help cultivate situational awareness and identify security risks by leveraging sensors with proprietary technology that can detect and position active cellular, Wi-Fi, Bluetooth, and UWB signals throughout a venue. This solution allows for the positioning of people and assets homogeneously as they travel in a controlled space and empowers customers to make key decisions around security, risk mitigation and public safety, at scale. Utilizing various radio signal technologies permits device positioning with accuracy ranging from several meters down to approximately thirty centimeters, depending on the product deployed and conditions in the indoor space. The technology allows for detailed understanding of space and resource utilization, and in security applications it enables detection and identification of authorized and unauthorized devices, prevention of rogue devices through alerts based on rules when unknown devices are detected in restricted areas and asset tracking with centimeter level precision.

•Enterprise Apps - Our indoor intelligence segment for the reporting period covered by this report also includes the smart office app, events and mapping solution which comprised the enterprise apps line of products offering enhanced employee experiences with a holistic location aware customer branded employee app for a smart, innovative and connected workplace. This suite of products and solutions was spun off in connection with the separation of our enterprise apps business effective as of March 14, 2023. (See "Corporate History" below and “Recent Events - Enterprise Apps Spin-off and Business Combination” under Part II, Item 7 herein for more information).

Shoom

    With Shoom Digital Solutions we offer comprehensive digital solutions or cloud-based applications and analytics for the media and publishing industry, including eTearsheets and eInvoice. eTearsheets provides both advertiser and publication users with an advertising analytics tool kit for accessing single ads or entire campaigns across multiple publications. eTearsheets seamlessly with existing PDF workflows, merging users PDF pages with ad data, creating links to the ads, and sending an option e-mail to advertisers containing a link to their ad pages. Users can access the site on their desktop, tablet or mobile devices, and need only internet access and a standard browser. eInvoice is a hosted, web-based solution offering email notifications, seamless interaction with eTearsheets and dynamic invoice searching.

SAVES

Through our SAVES product line we offer a comprehensive set of data analytics and statistical visualization software solutions for engineers and scientists. The suite of data analytics and statistical visualization tools includes SigmaPlot, SigmaStat, SYSTAT, PeakFit, TableCurve 2D, TableCurve 3D, SigmaScan and MYSTAT.

Product Enhancements

Our ability to adapt to the technological advancements within our industry is critical to our long-term success and growth. As a result, our executive management must continuously work to ensure that they remain informed and prepared to quickly adapt and leverage new technologies within our product and service offering as such technologies become available. In connection with that goal, our product roadmap development plans include expanding the use of both UWB and CSS technology for precise asset tracking, furthering our efforts towards 3D mapping, with a specific focus on light detection and ranging (LiDAR) and AR features, innovation in our machine learning algorithms for our positioning engines, and understanding worldwide 5G deployments to enhance our detection and positioning capabilities.

Positioning Innovation Powered by Machine Learning

In 2023, we intend to continue to expand our use of machine learning and artificial intelligence (“AI”) to improve positioning accuracy, reliability and range which would provide additional benefits to existing customers and unlock new opportunities for our technology. Following these enhancements, we believe our products will be able to assist in providing predictive, more accurate, bidirectional location information to secure and optimize our deployments using hardware that includes iOS and Android smartphones, IoT sensors, access points or BLE beacons.

5G

Building on research and development (R&D) efforts in 2022, we intend to continue to study the worldwide 5G deployments, both public and private, to identify a robust hardware and software solution to detect and position new handsets based on this technology and explore software defined radio solutions, as well as enhancements in antenna technology to provide our customers with additional capabilities in the security field. This is a complex challenge and we are working with partners and customers to understand requirements, use cases and solutions.

Analytics and Insights

Inpixon Analytics on-premises or in the cloud, along with specially-optimized algorithms and industry specific dashboards that are intended to provide better visibility, predictive maintenance, process optimization, security and safety, and data-driven decision-making. Improved visibility gives real-time locations and status of assets, people, and equipment both indoors and outdoors. By collecting and analyzing data from RTLS systems, organizations gain insights from asset movements and use this information to optimize their operations. Predictive maintenance reduces downtime and maintenance costs, as well as improve the lifespan of equipment. Process optimization helps improve productivity, reduce costs, and enhance customer satisfaction. Security and safety helps prevent accidents, reduce the risk of theft, and enhance the overall safety of employees and customers. Data-driven decision making by analyzing data from RTLS systems, organizations gains a better understanding of their operations, identify areas for improvement, and make data-driven decisions that drive business value.

Augmented Reality and Digital Twin

Inpixon AR and digital twin technologies multiplies the capabilities of RTLS solutions by providing real-time visualization aided with meta data, remote monitoring, simulation and testing, predictive maintenance, collaboration, and training, all of which can help optimize operations and improve efficiency. AR helps visualize the real-time location of assets, people, and equipment in the physical world, overlaid with digital information such as asset status, maintenance history, and other relevant data. This can provide a more intuitive and efficient way for operators to understand and interact with the physical world. In addition, digital twin features can enable remote monitoring of assets and equipment, providing a virtual representation of the physical world that can be accessed from anywhere to monitor assets and equipment in real-time and make informed decisions based on the data gathered. Digital twin technology can also enable simulation and testing of scenarios in a virtual environment, allowing our customers to test different configurations and optimize their operations without the need for physical experimentation. Finally, AR and digital twin technologies can facilitate collaboration and training by providing a shared virtual environment where operators can train and work together remotely.

Corporate Strategy

In order to continue to respond to rapid changes and required technological advancements, as well as increase our shareholder value, we are exploring strategic transactions and opportunities that we believe will enhance shareholder value. Our board of directors has authorized a review of strategic alternatives, including a possible asset sale, merger with another company or spin-off of one or more of our business units. We will also be opportunistic and may consider other strategic and/or attractive transactions, which may include, but not be limited to other alternative investment opportunities, such as minority investments, joint ventures or special purpose acquisition companies. If we make any acquisitions in the future, we expect that we may pay for such acquisitions with cash, equity securities and/or debt in combinations appropriate for each acquisition. In September of 2022, we entered into an Agreement and Plan of Merger in connection with the spin-off and sale of our enterprise apps business which was consummated on March 14, 2023. (See "Corporate History" below and “Recent Events - Enterprise Apps Spin-off and Business Combination” under Part II, Item 7 herein for more details). In addition, we have entered into a non-binding letter of intent and are in the due diligence stages with another third party in connection with a potential transaction involving the remainder of our business. We may enter into one or more additional non-binding letters of intent in connection with our due diligence and evaluation process.
Research and Development Expenses

Our future plans include investments in research and development and related product enhancement opportunities. Our management believes that we must continue to dedicate a significant amount of resources to research and development efforts to maintain a competitive position. Our products intersect many emerging fields including metaverse, augmented reality, occupancy planning, industry 4.0, smart cities, and more, and we continue to innovate and patent new methods to solve problems for our customers. Research and development expenses for the years ended December 31, 2022 and 2021 totaled approximately $17.7 million and $14.1 million, respectively.
Sales and Marketing
Inpixon sales channels include direct sales as well as indirect sales through channel partners including original equipment manufacturers (OEMs), integrators, resellers and distributors. Indirect sales partners may provide a range of pre- and post-sales services to Inpixon customers including system design, installation, commissioning and service.
Direct sales representatives are compensated with a base salary and, in certain circumstances, may participate in incentive plans such as commissions or bonuses.
Inpixon markets its products through industry-focused as well as account-based marketing strategies which utilize SEO, advertising, social media, trade shows, conferences, webinars and other media.

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
Customers

Inpixon's RTLS offerings which include real-time location tracking, collision avoidance and wireless device detections are used around the world in automotive factories, heavy equipment factories, logistics and distribution warehouses, mining operations, government and military buildings, and corporate offices. Shoom solutions customers are primarily found in the advertising, media and publishing industries. SAVES solutions are used by engineers and scientists in a variety of industries including environmental sciences, behavioral sciences, medical research and engineering.

Our top three customers accounted for approximately 19% and 16% of our gross revenue during the years ended December 31, 2022 and 2021, respectively. During 2022 no customer accounted for more than 10% of our gross revenue, and two customers accounted for 7% of our gross revenue in 2022 and one customer accounted for 8% of our gross revenue in 2021. From time to time, one or two customers can represent a significant portion of our revenue as a result of one-time projects.

Competition

Our business is characterized by innovation and rapid change. Our RTLS Indoor Intelligence products compete with companies such as Aruba, Cisco, Juniper Networks/Mist Systems, Ubisense, Sewio, Kinexon, Zebra Technologies and other mostly vertical focused RTLS companies. Some competitors determine positioning primarily using BLE or Wi-Fi and, therefore, we believe they cannot achieve the same accuracy that we do and so cannot meet some customers' needs. Many Inpixon competitors are focused on one technology and/or vertical and, at this time, we believe none of them have as complete an offering of tags, anchors, positioning, engine, software, integrations and analytics.
We believe we offer a unique and differentiated approach to the market with our industrial RTLS which is:
•Comprehensive. We offer full-stack RTLS solutions which seamlessly integrates tracking tags, anchors, sensors, positioning engine, software, and connections to third-party systems. We integrate a myriad of indoor data inputs and outputs. With a single platform we can support a multitude of use cases across numerous industries in both the private and public sector.
•Scalable. Our solutions are built to support customers’ expanding needs and use cases. Unlike many other competitive point-solutions, we can offer expansion paths and support for a wide variety of location-based use cases at large, multi-size, global enterprises. Our multi-layered depiction of indoor data allows users to see the information most relevant to their role, in the optimal format for them (e.g., charts, tables, maps, etc.).
•Technology-agnostic and open. We embrace an ecosystem of hardware, software, integration and distribution partners welcoming integration and synchronization with third party data and systems in combination with our platform. Our open architecture is designed to enable the integration of disparate technologies, preserve investment and avoid obsolescence. APIs and MQTT make it possible to move data in and out of our platform to enable a plethora of opportunities and benefits.

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

In connection with the Enterprise Apps Spin-off and the terms of the Separation Agreement (defined below), each of Inpixon and CXApp have granted the other party a limited worldwide, non-exclusive, irrevocable, royalty free, fully paid up, perpetual license (the “Licensee”) to use, practice and otherwise exploit such intellectual property (with certain exceptions) that is owned, controlled or purported to be owned or controlled by the other party (the “Licensor”) to the extent used, practiced or otherwise exploited in the business of the Licensee during the twelve (12) months prior to the separation or is reasonably anticipated to be used after the separation for the conduct of any business of the Licensee as conducted on or prior to the separation and reasonably anticipated extension or evolutions thereof that are not substitutes for any product or service of the Licensor.

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
Employees
As of March 20, 2023, we have 203 employees, including 6 part-time employees, which includes all employees of our subsidiaries. This includes 3 officers, 28 sales personnel, 9 marketing personnel, 137 technical and engineering personnel and 26 finance, legal and administration personnel.
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

On April 30, 2021, we acquired over 99.9% of the outstanding capital stock of Design Reactor, Inc., a California corporation (“The CXApp”), the provider of a leading SaaS app platform that enables corporate enterprise organizations to provide a custom-branded, location-aware employee app focused on enhancing the workplace experience and hosting virtual and hybrid events pursuant to the terms of a Stock Purchase Agreement. On May 10, 2021, we acquired the remaining interest of The CXApp.

On December 9, 2021, through our wholly-owned subsidiary, Nanotron Technologies GmbH, a limited liability company incorporated under the laws of Germany, we entered into a Share Sale and Purchase Agreement (the “Purchase Agreement”) with the shareholders of IntraNav GmbH, a limited liability company incorporated under the laws of Germany (“IntraNav”), pursuant to which we acquired 100% of the outstanding capital stock (the “IntraNav Shares”) of IntraNav, a leading industrial IoT (“IIoT”), real-time location system (“RTLS”), and sensor data services provider.

On September 25, 2022, we entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among Inpixon, KINS Technology Group Inc., a Delaware corporation (renamed CXApp Inc., "KINS" or "New CXApp"), CXApp Holding Corp., a Delaware corporation and wholly-owned subsidiary of New CXApp (formerly a wholly-owned subsidiary of Inpixon, "CXApp"), and KINS Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of KINS ("Merger Sub"), pursuant to which KINS would acquire Inpixon's enterprise apps business (including its workplace experience technologies, indoor mapping, events platform, augmented reality and related business solutions) (the "Enterprise Apps Business") through the merger of Merger Sub with and into CXApp (the “Merger”), with CXApp continuing as the surviving company and as a wholly-owned subsidiary of KINS, in exchange for the issuance of shares of KINS capital stock valued at $69 million (the "Business Combination"). Immediately prior to the Merger and pursuant to a Separation and Distribution Agreement, dated as of September 25, 2022, among KINS, Inpixon, Design Reactor, Inc., a California corporation ("Design Reactor") and CXapp (the "Separation Agreement"), and other ancillary conveyance documents, Inpixon would, among other things and on the terms and subject to the conditions of the Separation Agreement, transfer the Enterprise Apps Business, including certain related subsidiaries of Inpixon, including Design Reactor, to CXApp (the "Reorganization"). Following the Reorganization, Inpixon would distribute 100% of the common stock of CXApp, par value $0.00001, to certain holders of Inpixon securities as of the record date of March 6, 2023 (the "Enterprise Apps Spin-Off").

On March 14, 2023, we completed the Enterprise Apps Spin-off and subsequent Business Combination (the "Closing") In connection with the Closing, KINS was renamed CXApp Inc. (“New CXApp”). Pursuant to the Transaction Agreements, Inpixon contributed to CXApp cash and certain assets and liabilities constituting the Enterprise Apps Business, including certain related subsidiaries of Inpixon, to CXApp (the “Contribution”). In consideration for the Contribution, CXApp issued to Inpixon additional shares of CXApp common stock such that the number of shares of CXApp common stock then outstanding equaled the number of shares of CXApp common stock necessary to effect the Distribution. Pursuant to the Distribution, Inpixon shareholders as of the Record Date received one share of CXApp common stock for each share of Inpixon common stock held as of such date. Pursuant to the Merger Agreement, each share of Legacy CXApp common stock was thereafter exchanged for the right to receive 0.09752221612415190 of a share of New CXApp Class A common stock (with fractional shares rounded down to the nearest whole share) and 0.3457605844401750 of a share of New CXApp Class C common stock (with fractional shares rounded down to the nearest whole share). New CXApp Class A common stock and New CXApp Class C common stock are identical in all respects, except that New CXApp Class C common stock is not listed and will automatically convert into New CXApp Class A common stock on the earlier to occur of (i) the 180th day following the closing of the Merger and (ii) the day that the last reported sale price of New CXApp Class A common stock equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period following the closing of the Merger. Upon the closing of the

Transactions, Inpixon’s existing securityholders held approximately 50.0% of the shares of New CXApp common stock outstanding. The transaction is expected to be tax-free to Inpixon and its stockholders for U.S. federal income tax purposes.

On March 15, 2023, New CXApp began regular-way trading on NASDAQ under the ticker symbol “CXAI.” Inpixon continues to trade under the ticker symbol “INPX.”

Effective as of October 7, 2022, we effected a reverse stock split of our authorized and issued and outstanding common stock at a ratio of 1-for-75, for the purpose of complying with Nasdaq Listing Rule 5550(a)(2).

Corporate Information

As of December 31, 2022, we had seven operating subsidiaries: (i) Inpixon Canada, Inc. (100% ownership) based in Toronto, Canada (“Inpixon Canada”); (ii) Inpixon Limited (100% ownership) based in Slough, United Kingdom; (iii) Inpixon GmbH (100% ownership) based in Ratingen, Germany; (iv) Design Reactor, Inc. (The CXApp) (100% ownership); (v) Game Your Game, Inc., based in Palo Alto, CA (55.4%); (vi) Inpixon India Limited (82.5% ownership) based in Hyderabad, India; and (vii) Inpixon Philippines, Inc. (99.97% ownership), based in Manila, Philippines. In addition, Active Mind Technology Ltd. and Active Mind Technology R&D, both based in Galway, Ireland, are indirect subsidiaries of the Company and the wholly-owned subsidiaries of Game Your Game Inc. Nanotron Technologies GmBh ("Nanotron"), based in Berlin, Germany is an indirect subsidiary of the Company and the wholly owned subsidiary of Inpixon GmbH and IntraNav GmbH, based in Eschborn, Germany ("IntraNav") is an indirect subsidiary of the Company and the wholly owned subsidiary of Nanotron. In connection with the Enterprise Apps Spin-off, the following subsidiaries were disposed of: Inpixon Canada, Inc., Design Reactor, Inc. (The CXApp) and Inpixon Philippines, Inc.

Our principal executive offices are located at 2479 E. Bayshore Road, Suite 195, Palo Alto, CA 94303, and our telephone number is (408) 702-2167. As of December 31, 2022, our subsidiaries maintained offices in Toronto, Ontario, Hyderabad, India, Berlin Germany, Ratingen, Germany, Eschborn, Germany, Manila, Philippines and Slough, UK. Our Internet website is www.inpixon.com. The information on, or that can be accessed through, our website is not part of this report, and you should not rely on any such information in making any investment decision relating to our common stock.
ITEM 1A: RISK FACTORS
We are subject to various risks and uncertainities that may materially harm our business, prospects, financial condition and results of operations. An investment in our common stock is speculative and involves a high degree of risk. In evaluating an investment in shares of our common stock, you should carefully consider the risks described below, together with the other information included in this report.
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
•Changes in the value of the common stock or other securities that we own as a result of strategic investments may result in material fluctuations (increases or decreases) in our total asset value and net income on a quarterly basis.

Risks Related to the Business Combination and the Enterprise Apps Spin-off
•The anticipated benefits of the Business Combination may not be achieved.
•The Separation and Distribution may expose Inpixon to potential liabilities arising out of legal dividend requirements.
•The Spin-off could give rise to disputes or other unfavorable effects, which could have a material adverse effect on our business, financial position and results of operations.
Risks Related to Our Securities

•Our common stock may be delisted from the Nasdaq Capital Market which could negatively impact the price of our common stock, liquidity and our ability to access the capital markets.
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
Risks Related to Our Operations
We have had a strategic acquisition strategy and since 2014 have completed several strategic transactions including acquisitions and dispositions. We completed the spin-off of our VAR business in August 2018, which included our legacy value added reseller business and the Enterprise Apps Spin-off in March 2023, which may make it difficult for potential investors to evaluate our future business. Furthermore, due to the risks and uncertainties related to the acquisition of new businesses, any such acquisition does not guarantee that we will be able to attain profitability.

We have a strategic acquisition strategy and since 2014 we completed several strategic transactions and spin-offs. In August 2018, we completed the spin-off of our VAR business, and in 2019 we completed several other acquisition transactions to expand our product portfolio. In 2020, we acquired the Nanotron business, an exclusive license for the distribution and marketing of the SAVES software expanding our operations in the United Kingdom and Germany. In 2021, we acquired 100% of the outstanding capital stock of IntraNav GmbH, an industrial IoT (IIoT), real-time location system (RTLS), and sensor data services provider and 100% of the outstanding capital stock of Design Reactor, Inc. In 2023, we completed the spin-off of our enterprise apps business. Our limited operating history after such acquisitions and divestiture makes it difficult for potential investors to evaluate our business or prospective operations or the merits of an investment in our securities. With respect to the Enterprise Apps Spin-off, the risks inherent in such divestiture are described below under “Risks Related to the Business Combination and the Enterprise Apps Spin-off.” With respect to acquisitions, we are subject to the risks inherent in the financing, expenditures, complications and delays characteristic of a newly combined business. These risks are described below under the risk factor titled “Any future acquisitions that we may make could disrupt our business, cause dilution to our stockholders and harm our business, financial condition or operating results.” In addition, while the Company has received indemnification protections in connection with these acquisitions from undisclosed liabilities, there may not be adequate resources to cover such indemnity. Furthermore, there are risks that the vendors, suppliers and customers of any of the businesses we have acquired may not renew their relationships for which there is no indemnification. Accordingly, our business and success faces risks from uncertainties inherent to developing companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.
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
We continue to integrate the technology and operations acquired in connection with our recent acquisitions, including but not limited to the Nanotron technology and operations. This process involves complex operational, technological and personnel-related challenges, which are time-consuming and expensive and may disrupt our ongoing business operations. Furthermore, integration involves a number of risks, including, but not limited to:
•difficulties or complications in combining the companies’ operations;
•differences in controls, procedures and policies, regulatory standards and business cultures among the combined companies;
•the diversion of management’s attention from our ongoing core business operations;
•increased exposure to certain governmental regulations and compliance requirements;
•the potential increase in operating costs;
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
•unanticipated costs to successfully integrate operations, technologies, personnel of acquired businesses and other assumed contingent liabilities;
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
•the possibility that we may not be able to expand the reach and customer base for the acquired companies' current and future products as expected;
•the possibility that we may have entered a market with no prior experience and may not succeed in the manner expected; and
•the possibility that the carrying amounts of goodwill and other purchased intangible assets may not be recoverable.
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
Although we performed significant financial, legal, technological and business due diligence with respect to our recent acquisition targets, we may not have appreciated, understood or fully anticipated the extent of the risks associated with the acquisitions. We have secured indemnification for certain matters in connection with our recent acquisitions in order to mitigate the consequences of breaches of representations, warranties and covenants under the merger agreements and the risks associated with historic operations, including those with respect to compliance with laws, accuracy of financial statements, financial reporting controls and procedures, tax matters and undisclosed liabilities, and certain matters known to us. We believe that the indemnification provisions of the merger agreements, together with any applicable holdback escrows and insurance policies that we have in place will limit the economic consequences of the issues we have identified in our due diligence to acceptable levels. Notwithstanding our exercise of due diligence and risk mitigation strategies, the risks of acquiring target companies with historic businesses and operations may expose us to unknown or contingent liabilities and the costs associated with these risks may be greater than we anticipate causing material and adverse impact on our business, liquidity, capital resources or results of operations.
The lasting effects of the COVID-19 pandemic could adversely affect our business, operations, financial condition and results of operations, and the extent to which the effects of the pandemic will impact our business, operations, financial condition and results of operations remains uncertain.

While the unprecedented challenges posed by the COVID-19 pandemic over the last few years are subsiding, there continue to be lasting effects that may continue to result in significant volatility and business and economic disruptions and uncertainty. We have taken steps to protect our employees and we continue to operate all of our services, but the extent to which the remaining effects of the pandemic will impact our business, operations, financial condition and results of operations is uncertain, and hard to predict and will depend on numerous evolving factors that we may not be able to control or predict including:

● the duration and scope of the pandemic;

● the extent to which the national, local and regional government authorities would have taken action to control and prevent the spread of more contagious or lethal variants that may emerge;

● the extent and effectiveness of responsive actions by authorities and the impact of these and other factors on our employees, customers and vendors;

● the impact of the pandemic on our employees, including key personnel;

● the extent to which we are able to maintain and replace critical internet infrastructure components, when necessary;

● any disruption of our supply chain and the impact of such disruptions on our suppliers or our ability to deliver products and services to our customers;

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

The ongoing impact of the military conflict between Russia and Ukraine has resulted in an increase in the likelihood of supply chain constraints, contributed to inflation driving up the cost of material and labor required to make our products, the effects of which remains uncertain and may have a material adverse impact on our business, operations and financial conditions.

The ongoing military conflict between Russia and Ukraine has increased the likelihood of supply interruptions which may hinder our ability to find the materials we need to make our products. Supply disruptions are making it harder for us to find favorable pricing and reliable sources for the materials we need, putting upward pressure on our costs and increasing the risk that we may be unable to acquire the materials and services we need to continue to make certain products. The wider implications of the conflict have contributed to inflation driving up the costs of labor and materials required to make our products. The fluidity and continuation of the conflict may result in additional economic sanctions and other impacts which could have a negative impact on the Company's financial condition, results of operations and cash flows, including decreased sales; supply chain and logistics disruptions; volatility in foreign exchange rates and interest rates; inflationary pressures on materials and labor; and heightened cybersecurity threats. The overall impact on our business of these events continues to remain uncertain and there are no assurances that we will be able to continue to experience the same growth or not be materially adversely affected.

A significant portion of the purchase price related to our strategic acquisitions are allocated to goodwill and intangible assets that are subject to periodic impairment evaluations. An impairment loss could have a material adverse impact on our financial condition and results of operations.

A significant portion of the purchase price related to our strategic acquisitions are allocated to goodwill and intangible assets that are subject to periodic impairment evaluations. An impairment loss could have a material adverse impact on our financial condition and results of operations. As of December 31, 2022 we had no goodwill and the net book value of our intangible assets is approximately $22.3 million in connection with the various acquisitions that we have consummated.

As required by current accounting standards, we review intangible assets for impairment either annually or whenever changes in circumstances indicate that the carrying value may not be recoverable. The risk of impairment to goodwill is higher during the early years following an acquisition. This is because the fair values of these assets align very closely with what we paid to acquire the reporting units to which these assets are assigned. As a result, the difference between the carrying value of the reporting unit and its fair value (typically referred to as “headroom”) is smaller at the time of acquisition. Until this headroom grows over time, due to business growth or lower carrying value of the reporting unit, a relatively small decrease in reporting unit fair value can trigger impairment charges. When impairment charges are triggered, they tend to be material due to the size of the assets involved. Our business could be adversely affected, and impairment of goodwill could be triggered, if any of the following were to occur: higher attrition rates than planned as a result of the competitive environment or our inability to provide products and services that are competitive in the marketplace, lower-than-planned adoption rates by customers, higher-than-expected expense levels to provide services to customers, sustained declines in our stock price and related market capitalization and changes in our business model that may impact one or more of these variables. During the years ended December 31, 2022 and 2021 we recorded a goodwill and intangibles impairment charge of $12.2 million and $14.8 million, respectively. As of December 31, 2022 our goodwill was fully impaired.
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
Since its formation, our Company has grown significantly with increases in employee headcounts, product lines, physical locations across several countries, and managing of multiple relationships as well as interactions with users, distributors, vendors and other third parties. Our acquisitions may require substantial expansion of our systems, workforce and facilities and our corporate strategy includes plans for continued acquisitions of complementary technologies and businesses in furtherance of our growth plans. We may fail to adequately manage our anticipated future growth. The substantial growth in our operations as a result of our acquisitions has, and is expected to continue to, place a significant strain on our administrative, financial and operational resources, and increase demands on our management and on our operational and administrative systems, controls and other resources. There can be no assurance that our systems, procedures and controls will be adequate to support our operations as they expand. We cannot assure you that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. As part of this growth, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employee base, and maintain close coordination among our staff. We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing staff and systems.
Our corporate strategy contemplates potential future acquisitions and to the extent we acquire other businesses, we will also need to integrate and assimilate new operations, technologies and personnel. The integration of new personnel will continue to result in some disruption to ongoing operations. The ability to effectively manage growth in a rapidly evolving market requires effective planning and management processes. We will need to continue to improve operational, financial and managerial controls, reporting systems and procedures, and will need to continue to expand, train and manage our work force. There can be no assurance that the Company would be able to accomplish such an expansion on a timely basis. If the Company is unable to effect any required expansion and is unable to perform its contracts on a timely and satisfactory basis, its reputation and eligibility to secure additional contracts in the future could be damaged. The failure to perform could also result in contract terminations and significant liability, and prompt the Company to restructure the organization or abandon the business of an acquired business. Any such result would adversely affect the Company’s business and financial condition.
We have a history of operating losses and working capital deficiency and there is no assurance that we will be able to achieve profitability or raise additional financing.
We have a history of operating losses and working capital deficiency. We have incurred net losses attributable to the stockholders of Inpixon of approximately $63.4 million and $69.2 million for the fiscal years ended December 31, 2022 and 2021, respectively. This decrease in loss of approximately $5.8 million was primarily attributable to the higher gross margin of $2.3 million, decreased operating expenses of $13.7 million, larger non-controlling interest of $1.9 million offset by greater other losses of $10.9 million and lower income tax benefit of $1.3 million. The continuation of our Company is dependent upon attaining and maintaining profitable operations and raising additional capital as needed, but there can be no assurance that we will be able to raise any further financing.
Our ability to generate positive cash flow from operations is dependent upon sustaining certain cost reductions and generating sufficient revenues. While our revenues have increased by 21% as compared to the same period for 2021, they are not sufficient to fund our operations and cover our operating losses. Our management is evaluating options and strategic transactions and continuing to market and promote our new products and technologies, however, there is no guarantee that these efforts will be successful or that we will be able to achieve or sustain profitability. We have funded our operations primarily with proceeds from public and private offerings of our common stock and secured and unsecured debt instruments. Our history of operating losses and cash uses, our projections of the level of cash that will be required for our operations to reach profitability, and the terms of the financing transactions that we completed in the past, may impair our ability to raise capital on terms that we consider reasonable and at the levels that we will require over the coming months. We cannot provide any assurances that we will be able to secure additional funding from public or private offerings or debt financings on terms acceptable to us, if at all. If we are unable to obtain the requisite amount of financing needed to fund our planned operations, it would have a material adverse effect on our business and ability to continue as a going concern, and we may have to curtail, or even to cease, certain operations. If additional funds are raised through the issuance of equity securities or convertible debt securities, it will be dilutive to our stockholders and could result in a decrease in our stock price.

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
Our business is labor intensive and our success depends on our ability to attract, retain, train, educate, and motivate highly skilled employees, including employees who may become part of our organization in connection with our acquisitions. The increase in demand for consulting, technology integration and managed services has further increased the need for employees with specialized skills or significant experience in these areas. Our ability to expand our operations will be highly dependent on our ability to attract a sufficient number of highly skilled employees and to retain our employees and the employees of companies that we have acquired. We may not be successful in attracting and retaining enough employees to achieve our desired expansion or staffing plans. Furthermore, the industry turnover rates for these types of employees are high and we may not be successful in retaining, training or motivating our employees. Any inability to attract, retain, train and motivate employees could impair our ability to adequately manage and complete existing projects and to accept new customer engagements. Such inability may also force us to increase our hiring of independent contractors, which may increase our costs and reduce our profitability on customer engagements. We must also devote substantial managerial and financial resources to monitoring and managing our workforce. Our future success will depend on our ability to manage the levels and related costs of our workforce.

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
Any future disposition of assets and business could have material and adverse effect on business, financial conditions, and operations, if not consummated in a timely manner.
As part of our corporate strategy, our management considers and evaluates opportunities involving dispositions of assets and business. Such transactions may expose us to unknown or unforeseeable challenges resulting in disruption of business operations, loss of key personnel and ongoing tax benefits treatment, failure to obtain necessary statutory and regulatory approvals, provide ongoing indemnity, and compliance with post-closing obligations, which may affect or prevent us from consummating the transactions, and have a material and adverse effect on our business, financial conditions, and operations.

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

As of March 26, 2023 we have an outstanding principal and interest balance of approximately $6.7 million underlying the promissory note issued to a holder which matures on July 22, 2023 (the "July 2022 Note") and an outstanding principal and interest balance of approximately $8.6 million underlying the promissory note issued to the same holder which matures December 30, 2023 (the "December 2022 Note").

In addition, the noteholder may require us to redeem (i) 1/3 of the initial principal balance of the July 2022 Note and (ii) 1/6 of the initial principal balance of the December 2022 Note plus any interest accrued under the December 2022 Note each month in cash beginning on the date that is 6 months from the original issue date. The ability to meet payment and other obligations under these notes depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control as described in this Annual Report on Form 10-K. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure debt, exchange debt for other securities, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet debt payment and other obligations, which could have a material adverse effect on our financial condition.
In addition, so long as these notes are outstanding, the holders will have a right of first refusal on certain equity-linked financings and will be entitled to participate in certain equity or debt financings, in each case, subject to certain exceptions. The existence of these rights may deter potential financing sources and may lead to delays in our ability to close proposed financings. Any delay or inability to complete a financing when needed could have a material adverse effect on our financial condition.
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

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (2) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. In the past, we have made strategic investments in certain securities, including the purchase of certain interests in Cardinal Venture Holdings LLC, a Delaware limited liability company (“CVH”), which owns certain interests in the sponsor entity to KINS Technology Group Inc., a former special purpose acquisition company with which the Company entered into the Business Combination, as well as our holdings in Sysorex and Foxo Technologies Inc. Although we have made these strategic investments, we do not currently believe that we are an “investment company,” as such term is defined in either of those sections of the 1940 Act.

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

Our Chief Executive Officer and director, Nadir Ali, and certain other employees and members of our management team have an interest in CVH that may create, or appear to create, conflicts of interest.

Certain employees and members of our management team have an equity interest in CVH. In addition, Nadir Ali, our Chief Executive Officer and director, is also a controlling member of 3AM, LLC which is a member of CVH, which may, in certain circumstances, be entitled to manage the affairs of CVH. Mr. Ali’s relationship may create, or appear to create, conflicts of interest between Mr. Ali’s obligations to our company and its shareholders and his economic interests and possible fiduciary obligations in CVH through 3AM. For example, Mr. Ali may be in a position to influence or manage the affairs of CVH in a manner that may be viewed as contrary to the best interests of either the Company or CVH and their respective stakeholders.
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
We have been subject to regulatory and other government or regulatory investigations or inquiries under national, regional and local laws, as amended from time to time, and may be required to comply with data requests, or requests for information by government authorities and regulators in the United States or other jurisdictions in which we operate and any resulting enforcement action could have a materially adverse effect on us.
As a publicly trading reporting company with operations in the United States and internationally, we interact regularly with regulatory and self-regulatory agencies in the United States or other jurisdictions in which we operate, including the SEC and the Nasdaq Stock Market. We have been and may in the future be the subject of SEC and other regulatory investigations and may be required to comply with informal or formal orders or other requests for information or documentation from such government authorities and regulators regarding our compliance with national, regional and local laws and regulations, including the rules and regulations under the Securities Act and the Exchange Act. Such laws and regulations and their interpretation and applications may also change from time to time. Responding to requests for information from regulators in connection with any such investigations or inquiries could have a materially adverse effect on our business through, among other things, significantly increased legal fees and the time and attention required of the Company’s management and employees to be diverted from our normal business operations and growth plans. Moreover, if a regulator were to initiate an enforcement action against us, such any action could further consume our resources, require us to change our business practices and have a material adverse effect on our business, financial condition, results of operations and cash flows.
Adverse judgments or settlements in legal proceedings could materially harm our business, financial condition, operating results and cash flows.
We may be a party to claims that arise from time to time in the ordinary course of our business, which may include those related to, for example, contracts, sub-contracts, protection of confidential information or trade secrets, adversary proceedings arising from customer bankruptcies, employment of our workforce and immigration requirements or compliance with any of a wide array of state and federal statutes, rules and regulations that pertain to different aspects of our business. Additionally, we may be made a party to future claims resulting from the Enterprise Apps Spin-off or Business Combination as described below under the risk factor section titled “Risks Related to the Business Combination and the Enterprise Apps Spin-off.” We may also be required to initiate expensive litigation or other proceedings to protect our business interests. There is a risk that we will not be successful or otherwise be able to satisfactorily resolve any such claims or litigation. In addition, litigation and other legal claims are subject to inherent uncertainties. Those uncertainties include, but are not limited to, litigation costs and attorneys’ fees, unpredictable judicial or jury decisions and the differing laws and judicial proclivities regarding damage awards among the states in which we operate. Unexpected outcomes in such legal proceedings, or changes in management’s evaluation or predictions of the likely outcomes of such proceedings (possibly resulting in changes in established reserves), could have a material adverse effect on our business, financial condition, results of operations and cash flows. Due to recurring losses and net capital deficiency, our current financial status may increase our default and litigation risks and may make us more financially vulnerable in the face of threatened litigation.
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
Any system or service disruptions, on our hosted Cloud infrastructure or those caused by ongoing projects to improve our information technology systems and the delivery of services, if not anticipated and appropriately mitigated, could have a material adverse effect on our business including, among other things, an adverse effect on our ability to bill our customers for work performed on our contracts, collect the amounts that have been billed and produce accurate financial statements in a timely manner. We are also subject to systems failures, including network, software or hardware failures, whether caused by us, third-party service providers, invasions, disruptions, cyber security threats, hacker attacks, natural disasters, power shortages, terrorist attacks or other events, which could cause loss of data and interruptions or delays in our business, cause us to incur remediation costs, subject us to claims and damage our reputation. In addition, the failure or disruption of our communications or utilities could cause us financial or reputational damage, interrupt or suspend our operations, subject us to legal action and increased regulatory oversight, or otherwise adversely affect our business. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption and, as a result, our future results could be adversely affected.
Systems failures could damage our reputation and adversely affect our revenues and profitability.
Many of the systems and networks that we develop, install and maintain for our customers on premise or host on our infrastructure involve managing and protecting confidential information and other sensitive corporate and government information. While we have programs designed to comply with relevant privacy and security laws and restrictions, if a system or network that we develop, install or maintain were to fail or experience a security breach or service interruption, whether caused by us, third-party service providers, shutdowns due to hardware failures, hacker attacks, cyber security threats or other events, we may experience loss of revenue, remediation costs or face claims for damages or contract termination. Any such event could cause serious harm to our reputation and prevent us from having access to or being eligible for further work on such systems and networks. Our errors and omissions liability insurance may be inadequate to compensate us for all of the damages that we may incur and, as a result, our future results could be adversely affected.
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
We are subject to numerous federal, state and foreign legal requirements on matters as diverse as data privacy and protection, employment and labor relations, immigration, taxation, anti-corruption, import/export controls, trade restrictions, internal control and disclosure control obligations, securities regulation and anti-competition. Compliance with diverse and changing legal requirements is costly, time-consuming and requires significant resources. We are also focused on expanding our business in certain identified growth areas, such as health information technology, energy and environment, which are highly regulated and may expose us to increased compliance risk. Violations of one or more of these diverse legal requirements in the conduct of our business could result in significant fines and other damages, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation. Violations of these regulations or contractual obligations related to regulatory compliance in connection with the performance of customer contracts could also result in liability for significant monetary damages, fines and/or criminal prosecution, unfavorable publicity and other reputational damage, restrictions on our ability to compete for certain work and allegations by our customers that we have not performed our contractual obligations.
If we do not adequately protect our intellectual property rights, we may experience a loss of revenue and our operations and growth prospects may be materially harmed.
We have not registered copyrights on any of the software we have developed, and while we may register copyrights in the software if needed before bringing suit for copyright infringement, such registration can introduce delays before suit of over three years and can constrain damages for infringement. We rely upon confidentiality agreements signed by our employees, consultants and third parties to protect our intellectual property. We cannot assure you that we can adequately protect our intellectual property or successfully prosecute actual or potential infringement of our intellectual property rights. In addition, we cannot assure you that others will not copy or reproduce aspects of our intellectual property and our products, or that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve these types of conflicts to our satisfaction. Our failure to protect our intellectual property rights may result in a loss of revenue and could materially adversely affect our operations and financial condition.
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

Our ability to increase revenues from existing customers by identifying additional opportunities to sell more of our products and services and our ability to obtain new customers depends on a number of factors, including our ability to offer high quality products and services at competitive prices, meeting customers' needs and expectations, the strength of our competitors and the capabilities of our sales and marketing departments. If we are not able to continue to increase sales of our products and services to existing customers or to obtain new customers in the future, we may not be able to increase our revenues and could suffer a decrease in revenues as well.
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
Through our acquisitions, we have attempted to diversify our product offerings and increase our presence in new market verticals. There can be no assurances that consumer or commercial demand for our future products will meet, or even approach, our expectations. In addition, our pricing and marketing strategies may not be successful. Lack of customer demand, a change in marketing strategy and changes to our pricing models could dramatically alter our financial results. Unless we are able to release location based products that meet a significant market demand, we will not be able to improve our financial condition or the results of our future operations.
If we are unable to sell additional products and services to our customers and increase our overall customer base, our future revenue and operating results may suffer.
Our future success depends, in part, on our ability to expand the deployment of newly acquired technologies with existing customers and finding new customers to sell our products and services to. This may require increasingly sophisticated and costly sales efforts and may not result in additional sales. In addition, the rate at which our customers purchase additional products and services, and our ability to attract new customers, depends on a number of factors, including the perceived need for indoor mapping products and services, sustaining pricing of our product and services as well as general economic conditions. If our efforts to sell additional products and services are not successful, our business may suffer.
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

Despite our implementation of network security measures, the products and services we sell to customers, and our servers, data centers and the cloud-based solutions on which our data, and data of our customers, suppliers and business partners are stored, are vulnerable to cyber-attacks, data protection breaches, computer viruses, malicious acts, and similar disruptions from unauthorized tampering or human error. Use of our products and services in our customers' environments may have the possibility of being breached as a result of acts other than our customers exposing confidential and sensitive information. Despite our security controls and measures, any such event could compromise our networks or those of our customers, and the information stored on our networks or those of our customers could be accessed, publicly disclosed, lost or stolen, which could subject us to liability to our customers, business partners and others, and could have a material adverse effect on our business, operating results, and financial condition and may cause damage to our reputation. Efforts to limit the ability of malicious third parties to disrupt the operations of the Internet or undermine our own security efforts may be costly to implement and meet with resistance, and may not be successful. Breaches of network security in our customers’ networks, or in cloud-based services provided by or enabled by us, regardless of whether the breach is attributable to a vulnerability in our products or services, could result in liability for us, damage our reputation or otherwise harm our business.
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
Our Company may be subject to product liability due to manufacturing or design defects for which product liability insurance may not be sufficient.
We may be a party to product liability claims that arises from time to time in the ordinary course of our business, which may include those related to, for example, the development or marketing of the products, or adverse events known or reported to be associated with, or manufacturing defects in, the products sold by us or through third parties. Product liability claims may be time-consuming, cost-intensive, and may result in awarding of substantial damages to the plaintiff or demands for a product recall. Certain of our contract obligations with vendors, suppliers, or manufacturers require us to provide warranties against such claims. We cannot assure you that protections are sufficient against any product liability claim filed by or against us. In a few countries, strict liability is imposed even if an injury to the end user of a defective product was not caused by an act of the supplier, manufacturer, or seller. A successful claim or claims brought against us in an amount exceeding available insurance coverage or protections under our contractual relationships could subject us to significant liabilities and could have a material adverse effect on our business, financial condition, results of operations, and growth prospects.
We rely on a limited number of key customers, the importance of which may vary dramatically from year to year, and a loss of one or more of these key customers may adversely affect our operating results.
Our top three customers accounted for approximately 19% and 16% of our gross revenue during the years ended December 31, 2022 and 2021, respectively. No customer accounted for more than 10% of our gross revenue during the 2022 and 2021 years, with two customers accounting for 7% of our gross revenue in 2022 and one customer accounting for 8% in 2021; however, each of these customers may or may not continue to be a significant contributor to revenue in 2023. The loss of a significant amount of business from one of our major customers would materially and adversely affect our results of operations until such time, if ever, as we are able to replace the lost business. Significant customers or projects in any one period may not continue to be significant customers or projects in other periods. To the extent that we are dependent on any single customer, we are subject to the risks faced by that customer to the extent that such risks impede the customer’s ability to stay in business and make timely payments to us.
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
Our business depends on our ability to successfully obtain payment from our customers of the amounts they owe us for products received from us and any work performed by us. The timely collection of our receivables allows us to generate cash flow, provide working capital and continue our business operations. Our customers may fail to pay or delay the payment of invoices for a number of reasons, including financial difficulties resulting from macroeconomic conditions, lack of an approved budget, or participating in bankruptcy proceedings. An extended delay or default in payment relating to a significant account will have a material and adverse effect on the aging schedule and turnover days of our accounts receivable. If we are unable to timely collect our receivables from our customers for any reason, our business and financial condition could be adversely affected.
If our products fail to satisfy customer demands or to achieve increased market acceptance, our results of operations, financial condition and growth prospects could be materially adversely affected.
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
Our international sales are also subject to local government laws, regulations and procurement policies and practices, which may differ from U.S. Government regulations, including regulations relating to import-export control, investments, foreign exchange controls and repatriation of earnings, as well as to varying currency, geo-political and economic risks. Our international contracts may include industrial cooperation agreements requiring specific in-country purchases, manufacturing agreements or financial support obligations, known as offset obligations, and provide for penalties if we fail to meet such requirements. Our international contracts may also be subject to termination at the customer’s convenience or for default based on performance, and may be subject to funding risks. We also are exposed to risks associated with using foreign representatives and consultants for international sales and operations and teaming with international subcontractors, partners and suppliers in connection with international programs. As a result of these factors, we could experience award and funding delays on international programs and could incur losses on such programs, which could negatively affect our results of operations and financial condition.
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
We intend to use and leverage open source technology which may create risks of security weaknesses.
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
Risks Related to the Business Combination and the Enterprise Apps Spin-off
If the Distribution (as defined in the Separation Agreement), together with certain related transactions, fails to qualify as a reorganization under Section 355 and 368(a)(1)(D) of the Internal Revenue Code ("Code"), as amended or the Business Combination fails to qualify as a reorganization under Section 368(a) of the Code, Inpixon and its stockholders could incur significant tax liabilities, and KINS and CXApp could be required to indemnify Inpixon for taxes that could be material, pursuant to indemnification obligations under the Tax Matters Agreement.
Inpixon received a tax opinion that the Contribution (as defined in the Separation Agreement) and Distribution, taken together, qualify as a reorganization under Sections 355 and 368(a)(1)(D) of the Code. The tax opinion was based on, among other things, certain facts, assumptions, representations and undertakings from Inpixon, CXApp and KINS, including those regarding the past and future conduct of the companies' respective businesses and other matters. If any of these facts, assumptions, representations, or undertakings are incorrect or not satisfied, Inpixon may not be able to rely on such opinion. Moreover, such opinion is not binding on the IRS or the courts, and no assurance can be given that the IRS will not challenge its conclusions or otherwise determine on audit that the Distribution or Business Combination does not qualify for its respective intended tax treatment, including as a result of a change in stock or asset ownership of Inpixon, CXApp or KINS after the Distribution.
If the Distribution does not qualify under Section 355 of the Code, the Distribution would be treated as a taxable dividend to Inpixon securityholders equal to the fair market value of the CXApp stock to the extent of Inpixon's earnings and profits. If the dividend exceeds such earnings and profits, the amount of such excess will be treated as a return of capital to the extent of an Inpixon stockholder's basis in its Inpixon stock, and then a capital gain. To the extent that the Business Combination does not qualify as a reorganization under Section 368(a) of the Code, Inpixon securityholders would recognize taxable income equal to the difference between the fair market value of the KINS shares received and their tax basis in the CXApp Shares. In either such case, Inpixon securityholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities.
In addition, if the Contribution and Distribution, taken together, do not qualify under Section 355 and 368(a)(1)(D) of the Code, Inpixon would recognize taxable income on the Distribution equal to the difference between the fair market value of the CXApp shares distributed by Inpixon to the Inpixon securityholders and Inpixon's basis in such share. Inpixon does not anticipate that it would have net operating losses to offset any taxable income triggered as a result of failure to qualify under Section 355 and 368(a)(1)(D) of the Code because its net operating losses will be limited by Section 382 of the Code.
Even if the Contribution and Distribution, taken together, otherwise qualify as a transaction described in Section 355 and 368(a)(1)(D) of the Code, the Distribution would be taxable to Inpixon (but not to Inpixon securityholders) pursuant to Section 355(e) of the Code if one or more persons acquire a 50% or greater interest (measured by vote or value) in the stock of Inpixon or CXApp, directly or indirectly (including through acquisitions of the stock of the combined company after the Business Combination), as part of a plan or series of related transactions that include the Distribution. Pursuant to the tax matters agreement entered into prior to the Separation, Inpixon will bear the responsibility for this tax if such tax relates to or arises out of the failure of the intended tax treatment or to certain actions taken by Inpixon.If, however, such tax is attributable to certain actions or omissions by KINS or CXApp, inaccuracies, misrepresentations or misstatements relating to KINS or CXApp, or certain events involving the stock of KINS or CXApp or assets of CXApp post-Distribution, KINS and CXApp will be obligated to indemnify Inpixon for such taxes. Further, even if KINS and CXApp are not responsible for tax liabilities of Inpixon under the tax matters agreement, CXApp nonetheless could be liable under applicable U.S. federal tax law for such liabilities if Inpixon were to fail to pay them.
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
•increase the potential value for Inpixon securityholders to receive shares of the combined company post-Merger based on a pre-transaction equity value of CXApp of $69.0 million;
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
Inpixon may not achieve the anticipated benefits of the Business Combination for a variety of reasons. Further, such benefits, if ultimately achieved, may be delayed. In addition, the Business Combination could materially and adversely affect Inpixon's business, financial condition and results of operations.
The Separation and Distribution may expose Inpixon to potential liabilities arising out of legal dividend requirements.
The Distribution of CXApp common stock is subject to review under state corporate distribution statutes. Under the Nevada Revised Statutes ("NRS"), no distribution (including dividends on, or redemption or repurchases of, shares of capital stock) may be made if, after giving effect to such distribution, the corporation would not be able to pay its debts as they become due in the usual course of business, or the corporation's total assets would be less than the sum of its total liabilities plus the amount that would be needed at the time of a liquidation to satisfy the preferential rights of preferred stockholders. Although Inpixon believes it made the Distribution of CXApp common stock in compliance with the NRS, Inpixon cannot assure you that a court will not later determine that some or all of the Distribution to Inpixon security holders was unlawful.
The Enterprise Apps Spin-off and Business Combination could give rise to disputes or other unfavorable effects, which could have a material adverse effect on our business, financial position and results of operations.
Disputes with third parties could arise out of the Enterprise Apps Spin-off and Business Combination, and we could experience unfavorable reactions to transaction from employees, investors, or other interested parties. These disputes and reactions of third parties could have a material adverse effect on our business, financial position, and results of operations. In addition, following the transaction, disputes between us and KINS could arise in connection with any of the Spin-off related agreements.
We agreed to indemnify KINS for certain liabilities.

Pursuant to the terms of that certain Separation and Distribution Agreement, dated September 25, 2022, the Company agreed to indemnify KINS for certain liabilities. Although no such liabilities are currently anticipated, if we have to indemnify KINS for unanticipated liabilities, the cost of such indemnification obligations may have a material and adverse effect on our financial performance.
Changes in the value of the common stock or other securities that we own as a result of strategic investments may result in material fluctuations (increases or decreases) in our total asset value and net income on a quarterly basis.

We entered into a note purchase agreement with Sysorex, as amended from time to time, pursuant to which we agreed to loan Sysorex up to an aggregate principal amount of $10.0 million on a revolving credit basis (the "Sysorex Note"). On March 1, 2020, we agreed to extend the maturity date of the note from December 31, 2020 to December 31, 2022. On April 14, 2021, we entered into a Securities Settlement Agreement (the “SSA”) and a Rights Letter Agreement (the “RLA”), with Sysorex, whereby it agreed to satisfy in full its outstanding debt, in the aggregate amount of approximately $9.1 million as of March 31, 2021, owed to the Company, including but, not limited to, amounts outstanding under the Sysorex Note (the “Debt Settlement”). To effect the Debt Settlement, Sysorex agreed to issue to us 12,972,189 shares of its common stock and rights to acquire 3,000,000 shares of its common stock pursuant to the terms of the RLA. The Debt Settlement was entered into in connection with Sysorex’s closing of a reverse triangular merger with TTM Digital Assets & Technologies, Inc.

We recorded $7.5 million for the release of the previously recorded valuation allowance related to the Sysorex Note, $1.6 million of interest income, and a gain on settlement of $49.8 million equal to the difference in the carry value of the Sysorex Note, including interest, and the value of the common stock and rights to acquire additional shares received in the settlement. As of December 31, 2022, the value of these securities decreased to $0.01 million as a result of the corresponding decrease in Sysorex's common stock price. Accordingly, the unrealized loss on the Sysorex note was $1.8 million for the year ended December 31, 2022 as compared to an unrealized loss of $57.1 million for year ended December 31, 2021.

In addition, on September 15, 2022, we acquired 891,124 shares of Class A common stock, par value $0.0001 (“FOXO common stock”) of Foxo Technologies Inc. ("FOXO") in connection with the conversion of a 10% convertible note acquired on April 27, 2022 in an aggregate principal amount of $6,050,000 for a purchase price of $5,500,000 as a result of the closing of a business combination. FOXO common stock is traded in active markets, as the security is trading under “FOXO” on the NYSE American. FOXO common stock is accounted for as available-for-sale equity securities based on “Level 1” inputs, which consist of quoted prices in active markets, with unrealized holding gains and losses included in earnings. The fair value of the FOXO common stock was determined by the closing trading price of the security as of December 31, 2022. The Company recognized an unrealized loss on FOXO common stock of $6.1 million for the year ended December 31, 2022.

Consequently, the investment securities we own, are inherently volatile. Accordingly, the value of our total assets and as a consequence, the price of our common stock may decline or increase regardless of our operating performance, which may result in losses for investors purchasing shares of our common stock. Further, to the extent that we experience unrealized losses in connection with such securities from declines in securities values that management determines to be other than temporary, the book value of those securities will be adjusted to their estimated recovery value and we will recognize a charge to earnings in the quarter during which we make that determination. Additionally, the Company has no control over the price the Company will eventually receive as a result of the disposition of such assets and may be unable to sell the aforementioned securities at favorable prices quickly or when desired.
Risks Related to Our Securities
Our common stock may be delisted from the Nasdaq Capital Market which could negatively impact the price of our common stock, liquidity and our ability to access the capital markets.
Our common stock currently trades on the Nasdaq Capital Market ("Nasdaq") under the symbol “INPX.” The listing standards of Nasdaq provide that a company, in order to qualify for continued listing, must maintain a minimum stock price of $1.00 and satisfy standards relative to minimum stockholder's equity, minimum market value of publicly held shares and various additional requirements. If Nasdaq delists our securities from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant negative consequences including:
•limited availability of market quotations for our securities;

•a determination that the common stock is a "penny stock" which would require brokers trading in the common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of common stock;
•a limited amount of analyst coverage, if any; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
Delisting from Nasdaq could also result in other negative consequences, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investors' interest and fewer business development opportunities.
As previously reported, on October 25, 2021, we received written notification from Nasdaq informing us that because the closing bid price of our common stock was below $1.00 for 30 consecutive trading days, our shares no longer complied with the minimum closing bid price requirement for continued listing on Nasdaq under the Nasdaq Listing Rules. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided a period of 180 calendar days, or until April 25, 2022, in which to regain compliance. In order to regain compliance with the minimum bid price requirement, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days. We were not able to regain compliance within this 180-day period, and were eligible to seek an additional 180 calendar days to meet the minimum bid price requirement if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq, with the exception of the bid price requirement, and provide written notice to Nasdaq of our intent to cure the deficiency during this second compliance period, by effecting a reverse stock split, if necessary. We provided Nasdaq written notice of our intention to cure the bid price deficiency during the second compliance period and on April 26, 2022, we received notice from Nasdaq that we were granted an additional 180 days, or until October 24, 2022 to regain compliance with this requirement.
We effected a 1-for-75 reverse stock split of our common stock on October 7, 2022, and on November 1, 2022, we were informed by Nasdaq that we had regained compliance with the minimum bid price requirement and that we were back in compliance with the applicable Nasdaq continued listing criteria.
Notwithstanding the reverse stock split and our compliance with Nasdaq requirements, we cannot be certain that our share price will comply with the requirements for continued listing of our common stock on Nasdaq in the future, or that we will be able to comply with the other continued listing requirements.
If our shares of common stock lose their status on Nasdaq, we believe that they would likely be eligible to be quoted on the inter-dealer electronic quotation and trading system operated by OTC Markets Group, Inc., commonly referred to as the Pink Open Market and we may also qualify to be traded on OTCQB market (The Venture Market). These markets are generally not considered to be as efficient as, and not as broad as, Nasdaq. Selling our shares on these markets could be more difficult because smaller quantities of shares would likely be bought and sold, and transactions could be delayed. In addition, in the event our shares are delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our common stock or even holding our common stock, further limiting the liquidity of our common stock. These factors could result in lower prices and larger spreads in the bid and ask prices for our common stock.

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
•changes in our capital structure;
•costs associated with our acquisitions of companies, assets and technologies;
•regulatory developments;
•economic and other external factors;
•period-to-period fluctuations in our financial results;
•our inability to develop or acquire new or needed technologies or news relating to such technologies;
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

The closing market price for our common stock has varied between a high of $16.05 on March 21, 2022, and a low of $0.34 on March 17, 2023, in the twelve-month period ended March 20, 2023. During this time, the price per share of common stock has ranged from an intra-day low of $0.31 per share to an intra-day high of $16.62 per share. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market, industry and other factors, including the other risk factors described in this section. The market price of our common stock may also be dependent upon the valuations and recommendations of the analysts who cover our business. If the results of our business do not meet these analysts’ forecasts, the expectations of investors or the financial guidance we provide to investors in any period, the market price of our common stock could decline.

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
In general, a non-affiliated person who has held restricted shares for a period of six months, under Rule 144, may sell into the market our common stock all of their shares, subject to the Company being current in its periodic reports filed with the SEC. As of March 20, 2023, a significant portion of our outstanding shares of common stock outstanding are free trading.
Sales of our common stock or other securities, or the perception that future sales may occur, may cause the market price of our common stock to decline, even if our business is doing well.

Sales of our common stock or other securities, or the perception that future sales may occur, may cause the market price of our common stock to decline, even if our business is doing well. Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. For example, in June 2021, the SEC declared effective a shelf registration statement filed by us. This shelf registration statement allows us to issue any combination of our common stock, preferred stock, warrants, units, debt securities and subscription rights from time to time until expiry in June 2024 for an aggregate initial offering price of up to $350 million, subject to certain limitations. Additionally, in July 2022, we entered into a sales agreement with Maxim Group LLC, as exclusive sales agent, to sell shares of our common stock having an aggregate offering price of up to $25 million, from time to time, pursuant to the shelf registration statement (the "ATM Offering Program"). As of March 27, 2023, we had an aggregate remaining amount of $63.6 million available for the issuance of securities in offerings under the shelf registration statement, which includes $9.6 million available for the issuance of common stock through the ATM Offering Program. However, our ability to raise capital under the shelf registration statement and through the ATM Offering Program may be limited by, among other things, SEC rules and regulations impacting the eligibility of smaller companies to use Form S-3 for primary offerings of securities. Based on our public float, as of the date of the filing of this Annual Report on Form 10-K, we are only permitted to utilize the shelf registration statement subject to Instruction I.B.6. to Form S-3, which is referred to as the “baby shelf” rule. For so long as our public float is less than $75.0 million, we may not sell more than the equivalent of one-third of our public float during any 12 consecutive months pursuant to the baby shelf rules. Although alternative public and private transaction structures may be available, these may require additional time and cost, may impose operational restrictions on us, and may not be available on attractive terms. The specific terms of future offerings, if any, under the shelf registration statement would be established at the time of such offering. Depending on a variety of factors, including market liquidity of our common stock, the sale of shares under the shelf registration statement may cause the trading price of our common stock to decline. The sale of a substantial number of shares of our common stock under the shelf registration statement, or anticipation of such sales, could cause the trading price of our common stock to decline or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire.
We had 16,478,252 shares of common stock outstanding as of March 26, 2023. In addition, as March 26, 2023, there were 1 share issuable upon conversion of 1 share of Series 4 Convertible Preferred Stock, 12 shares of common stock issuable upon conversion of 126 shares of Series 5 Convertible Preferred Stock, 3,847,109 shares subject to outstanding warrants, 349,487 shares subject to outstanding options under the Company’s equity incentive plans, 1 share subject to an option not under such plans and up to an additional 49,321,780 shares of common stock which may be issued under the Company’s 2018 Employee Stock Incentive Plan that will become, or have already become, eligible for sale in the public market to the extent permitted by any applicable vesting requirements, lock-up agreements, if any, Rule 144 under the Securities Act or in connection with their registration under the Securities Act. The issuance or sale of such shares could depress the market price of our common stock. In the future, we also may issue our securities if we need to raise additional capital. The number of new shares of our common stock issued in connection with raising additional capital could constitute a material portion of the then-outstanding shares of our common stock.
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

We are generally not restricted from issuing additional common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. Our articles of incorporation allows us to issue up to 500,000,000 shares of our common stock, par value $0.001 per share, and to issue and designate the rights of, without stockholder approval, up to 5,000,000 shares of preferred stock, par value $0.001 per share. To raise additional capital, we may in the future sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock at prices that are lower than the prices paid by existing stockholders, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders, which could result in substantial dilution to the interests of existing stockholders. The market price of our common stock could decline as a result of sales of common stock or securities that are convertible into or exchangeable for, or that represent the right to receive common stock or the perception that such sales could occur.
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
These persons may be indemnified against expenses, including attorneys’ fees, judgments, fines, penalties, including excise taxes, and amounts paid in settlement and costs, actually and reasonably incurred by the person in connection with the proceeding. If the person is found liable to the corporation, no indemnification will be made unless the court in which the action was brought determines that the person is fairly and reasonably entitled to indemnity in an amount that the court will establish.
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
ITEM 2: PROPERTIES
We lease office space in several locations in the United States, including Palo Alto, CA where we house our principal headquarters, research and development, sales and marketing and certain administrative functions. Through our majority owned subsidiary Inpixon India Limited, we lease offices in Hyderabad, India primarily for research and development, sales, marketing and other administrative purposes. We also lease certain property Berlin, Germany through our subsidiary Nanotron for research and development, sales, marketing and administrative activities. We lease additional properties in Dusseldorf, Germany through our subsidiary Inpixon GmbH for sales, marketing and administrative activities. The Company also has offices in Eschborn, Germany through our subsidiary IntraNav. We believe our facilities are adequate for our current and reasonably anticipated future needs.
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
Holders of Record

According to our transfer agent, as of March 20, 2023, we had approximately 170 shareholders of record of our common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name. Our stock transfer agent is Computershare Trust Company, N.A., 150 Royall Street, Suite 101, Canton, MA 02021.
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
Overview of Our Business
Inpixon is the Indoor Intelligence™ company. Our solutions and technologies help organizations create and redefine exceptional experiences that enable smarter, safer and more secure environments. Inpixon customers can leverage our real-time positioning, mapping and analytics technologies to achieve higher levels of productivity and performance, increase safety and security, improve worker and employee satisfaction rates and drive a more connected work environment. We have focused our corporate strategy on being the primary provider of the full range of foundational technologies needed to form a comprehensive suite of solutions that make indoor data available and actionable to organizations and their employees. Together, our technologies allow organizations to create and utilize the digital twin of a physical location and to deliver enhanced experiences in their current environment and in the metaverse.

Inpixon specializes in providing real-time location systems (RTLS) for the industrial sector. As the manufacturing industry has evolved, RTLS technology has become a crucial aspect of Industry 4.0. Our RTLS solution leverages cutting-edge technologies such as IoT, AI, and big data analytics to provide real-time tracking and monitoring of assets, machines, and people within industrial environments. With our RTLS, businesses can achieve improved operational efficiency, enhanced safety and reduced costs. By having real-time visibility into operations, industrial organizations can make informed, data-driven decisions, minimize downtime, and ensure compliance with industry regulations. With our RTLS, industrial businesses can transform their operations and stay ahead of the curve in the digital age.

Inpixon's full-stack industrial IoT solution provides end-to-end visibility and control over a wide range of assets and devices. It's designed to help organizations optimize their operations and gain a competitive edge in today's data-driven world. The turn-key platform integrates a range of technologies, including RTLS, sensor networks, edge computing, and big data analytics, to provide a comprehensive view of an organization's operations. We help organizations to track the location and status of assets in real-time, identify inefficiencies, and make decisions that drive business growth. Our IoT stack covers all the technology layers, from the edge devices to the cloud. It includes hardware components such as sensors and gateways, a robust software platforms for data management and analysis, and a user-friendly dashboard for real-time monitoring and control. Our solutions also offer robust security features, to help ensure the protection of sensitive data. Additionally, Inpixon's RTLS provides scalability and flexibility, allowing organizations to easily integrate it with their existing systems and add new capabilities as their needs evolve.

In addition to our Indoor Intelligence technologies and solutions, we also offer:

•    Digital solutions (eTearsheets; eInvoice, adDelivery) or cloudbased applications and analytics for the advertising, media and publishing industries through our advertising management platform referred to as Shoom by Inpixon; and

•    A comprehensive set of data analytics and statistical visualization solutions for engineers and scientists referred to as SAVES by Inpixon.

We report financial results for three segments: Indoor Intelligence, Shoom and SAVES. For Indoor Intelligence, we generate revenue from sales of hardware, software licenses and professional services. For Shoom and SAVES we generate revenue from the sale of software licenses.
Revenues increased in the year ended December 31, 2022 over the same period in 2021 by approximately $3.4 million which is primarily attributable to an increase in Indoor Intelligence sales, including approximately $2.6 million from our smart office app and approximately $1.0 million from our real time location based technologies. We expect to continue to grow our Indoor Intelligence product line in 2023. The Indoor Intelligence product line does have long sales cycles, which result from customer-related issues such as budget and procurement processes but also because of the early stages of indoor-positioning technology and the learning curve required for customers to implement such solutions. Customers also often engage in a pilot program first which prolongs sales cycles and is typical of most emerging technology adoption curves. We anticipate sales cycles to improve in 2023 as our customer base moves from early adopters to mainstream customers. The sales cycle is also improving with the increased presence and awareness of beacon and Wi-Fi locationing technologies in the market. Indoor Intelligence sales can be licensed-based with government customers but commercial customers typically prefer a SaaS or subscription model. Our other digital solutions are also delivered on a SaaS model and allow us to generate industry analytics that complement our indoor-positioning solutions. On March 14, 2023 the Company completed the CXApp spin-off and revenue from this business will not be included after that date and instead will be recognized by CXApp. We expect this to lower our revenues from March 15, 2023 going forward as we will only recognize the business segments remaining with Inpixon which includes approximately 50% of our Indoor Intelligence segment plus 100% of our SAVES and Shoom segments. Additionally, operating expenses from the CXApp business will not be included after that date and instead will be recognized by the CXApp. We expect this to lower our operating expenses by approximately 50% from March 15, 2023 going forward as we will only incur operating expenses for the business segments remaining with Inpixon. In addition, Inpixon has previously announced efforts to reduce its overall headcount and lower operating expenses across all its business segments.

We experienced a net loss of approximately $66.3 million and $70.1 million for the years ended December 31, 2022 and 2021, respectively. This decrease in loss of approximately $3.8 million was primarily attributable to the higher gross margin of $2.3 million, decrease in operating expenses of $13.7 million offset by an increased other loss of $10.9 million and decreased income tax benefit of $1.3 million. We cannot assure that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. In order to continue our operations, we have supplemented the revenues we earned with proceeds from the sale of our equity and debt securities and proceeds from loans and bank credit lines.
Recent Events
October Financing

On October 18, 2022, we entered into a Securities Purchase Agreement with an institutional investor, pursuant to which we agreed to issue and sell in a registered direct offering, 253,112 shares of our common stock, and warrants to purchase up to 3,846,153 shares of Common Stock at an exercise price of $5.85 per share ("2022 October Purchase Warrants") and pre-funded warrants to purchase up to 2,310,990 shares of Common Stock at a purchase price of $5.849 per pre-funded warrant, and the exercise price of each pre-funded warrant is $0.001 per shares (the "2022 October Pre-funded Warrants"). At closing, we received gross proceeds of approximately $15.4 million before deducting placement agent fees and related offering expenses. Each 2022 October Purchase Warrant and 2022 October Pre-funded Warrant is or was immediately exercisable for one share of common stock until the five years anniversary of the issuance date. The 2022 October Pre-funded Warrants were exercised in full as of January 25, 2023.
Reverse Stock Split
On October 4, 2022, the Company filed a certificate of change with the Secretary of State of the State of Nevada to effect a reverse stock split of the Company's authorized and issued and outstanding shares of common stock, at a ratio of one (1) share of common stock for every seventy five (75) shares of common stock effective as of October 7, 2022 (the "Reverse Stock Split"). The Reverse Stock Split did not alter the par value of the Company's common stock or modify any voting rights or other terms of the common stock. The Reverse Stock Split was primarily intended to bring the Company into compliance with the minimum bid price requirements for maintaining its listing on the Nasdaq Capital Market. The Company has reflected the Reverse Stock Split on a retroactive basis herein, unless otherwise indicated.
Authorized Share Increase
The Company filed a certificate of amendment to the Company's article of incorporation, as amended, with the Secretary of State of the State of Nevada to increase the number of authorized shares of Common Stock from 26,666,667 to 500,000,000 shares effective as of November 29, 2022.
March 2020 Note Exchanges
On October 17, 2022, the Company entered into an exchange agreement with the holder of a promissory note originally issued in March 2020 (the "March 2020 Note"), pursuant to which the Company and the holder agreed to: (i) partition a new promissory note in the form of the March 2020 Note equal to $0.4 million and then cause the outstanding balance of the March 2020 Note to be reduced by $0.4 million; and (ii) exchange the partitioned note for the delivery of 83,682 shares of the Company's Common Stock, at an effective price per share equal to $4.78, was equal to Nasdaq's "minimum price" as defined by Nasdaq Listing Rule 5635(d).
During the quarter ended March 31, 2023, the Company exchanged approximately $0.9 million of the outstanding principal and interest under the March 2020 10% Note Purchase Agreement and Promissory Note for 611,258 shares of the Company's common stock at prices from $1.09 to $1.682 per share, calculated in accordance with Nasdaq's “minimum price” as defined by Nasdaq Listing Rule 5635(d). This note was fully satisfied as of January 31, 2023.
July 2022 Note Purchase Agreement and Promissory Note

On July 22, 2022, the Company entered into a note purchase agreement (the "Purchase Agreement") with Streeterville Capital, LLC (the “Holder”), pursuant to which the Company agreed to issue and sell to the Holder an unsecured promissory note (the “July 2022 Note”) in an aggregate initial principal amount of $6.5 million (the “Initial Principal Amount”), which is payable on or before the date that is 12 months from the issuance date (the “Maturity Date”). The Initial Principal Amount includes an original issue discount of $1.5 million and $0.02 million that the Company agreed to pay to the Holder to cover the

Holder’s legal fees, accounting costs, due diligence, monitoring and other transaction costs. In exchange for the Note, the Holder paid an aggregate purchase price of $5.0 million (the “Transaction”). Interest on the Note accrued at a rate of 10% per annum, which is payable on the maturity date. We may pay all or any portion of the amount owed earlier than it is due; provided that in the event we may elect to prepay all or any portion of the outstanding balance, it shall pay to the Holder 115% of the portion of the outstanding balance we may elect to prepay. Beginning on the date that is 6 months from the issue date and at the intervals indicated below until the Note is paid in full, the Holder shall have the right to redeem up to an aggregate of 1/3 of the initial principal balance of the Note for cash each month. The July 2022 Note includes customary event of default provisions, subject to certain cure periods, and provides for a default interest rate of 22%. Upon the occurrence of an event of default (except default due to the occurrence of bankruptcy or insolvency proceedings), the Holder may, by written notice, declare all unpaid principal, plus all accrued interest and other amounts due under the July 2022 Note to be immediately due and payable. Upon the occurrence of bankruptcy-related event of default, without notice, all unpaid principal, plus all accrued interest and other amounts due under the July 2022 Note will become immediately due and payable at the mandatory default amount. Under the terms of the July 2022 Note, if the note is still outstanding after 6 months from the issuance date, or as of January 22, 2023, a 10% monitoring fee would be added to the balance of the note. On January 31, 2023, the Holder agreed to reduce the one time monitoring fee from 10% to 5%. The Company accrued the pro-rata portion of the monitoring fee of $0.3 million as of December 31, 2022 which added to the note balance.

During 2023 through the date of this filing, the Company exchanged approximately $1.1 million of the outstanding principal and interest under the July 2022 Note Purchase Agreement and Promissory Note for 2,517,397 shares of the Company's common stock at prices from $0.3336 to $0.915 per share, calculated in accordance with Nasdaq's “minimum price” as defined by Nasdaq Listing Rule 5635(d).

At-The-Market (ATM) Program

On July 22, 2022, we entered into an Equity Distribution Agreement (the "Sales Agreement") with Maxim Group LLC ("Maxim") under which we may offer and sell shares of our common stock having an aggregate offering price of up to $25 million (the "Shares") from time to time through Maxim, acting exclusively as our Sales Agent (the "ATM Offering"). Maxim is entitled to compensation at a fixed commission rate of 3.0% of the gross sales price per Share sold excluding Maxim's costs and out-of-pocket expenses incurred in connection with its services, including the fees and out-of-pocket expenses of its legal counsel.

We have issued 9,655,207 shares of common stock in connection with the ATM Offering since January 1, 2023, in connection with the ATM Offering at per share price between $1.15 and $1.86, resulting in gross proceeds to the Company of approximately $15.4 million.
December 2022 Note Purchase Agreement and Promissory Note
On December 30, 2022, we entered into a note purchase agreement with Streeterville Capital, LLC (the "Holder"), pursuant to which we agreed to issue and sell to the Holder an unsecured promissory note (the "December 2022 Note") in an aggregate initial principal amount of $8.4 million, which is payable on or before the date that is 12 months from the issuance date. The initial principal amount of includes an original issue discount of $1.9 million and $0.02 million that we agreed to pay to the Holder to cover the Holder's legal fees, accounting costs, due diligence, monitoring and other transaction costs. In exchange for the Note, the Holder paid an aggregate purchase price of $6.5 million.
Interest on the December 2022 Note accrues at a rate of 10% per annum and is payable on the maturity date or otherwise in accordance with the December 2022 Note. We may pay all or any portion of the amount owed earlier than it is due; provided that in the event we may elect to prepay all or any portion of the outstanding balance, it shall pay to the Holder 115% of the portion of the outstanding balance we may elect to prepay. Beginning on the date that is 6 months from the issuance date and at the intervals indicated below until the December 2022 Note is paid in full, the Holder shall have the right to redeem up to an aggregate of 1/6th of the initial principal balance of the December 2022 Note plus any interest accrued thereunder each month by providing written notice delivered to us; provided, however, that if the Holder does not exercise any monthly redemption amount in its corresponding month then such monthly redemption amount shall be available for the Holder to redeem in any further month in addition to such future month's monthly redemption amount.
Upon receipt of any monthly redemption notice, we shall pay the applicable monthly redemption amount in cash to the Holder within five (5) business days of the Company's receipt of such monthly redemption notice. The December 2022 Note includes customary event of default provisions, subject to certain cure periods, and provides for a default interest rate of 22%.

Upon the occurrence of an event of default (except default due to the occurrence of bankruptcy or insolvency proceedings), the Holder may, by written notice, declare all unpaid principal, plus all accrued interest and other amounts due under the December 2022 Note to be immediately due and payable. Upon the occurrence of bankruptcy-related event of default, without notice, all unpaid principal, plus all accrued interest and other amounts due under the December 2022 Note will become immediately due and payable at the mandatory default amount.
As of March 26, 2023, there is an aggregate outstanding principal and interest balance of approximately $8.6 million underlying the December 2022 Note. The December 2022 Note Holder is also the holder of an unsecured promissory note issued on July 22, 2022, with an outstanding aggregate principal and interest balance of approximately $6.7 million as of March 26, 2023.
CVH Class A Unit Transfers
On February 27, 2023, the Company entered into Limited Liability Company Unit Transfer and Joinder Agreements with certain of the Company’s employees (the “Transferees”), pursuant to which (i) the Company transferred all of its Class A Units of CVH (the “Class A Units”), an aggregate of 599,999 Class A Units, to the Transferees as bonus consideration in connection with each Transferee’s services performed for and on behalf of the Company as an employee, as applicable, and (ii) each Transferee became a member of CVH and a party to the Amended and Restated Limited Liability Company Agreement of CVH, dated as of September 30, 2020.
Warrant Amendments
On February 28, 2023, the Company entered into warrant amendments (the “Warrant Amendments”) with certain holders (each, including its successors and assigns, a “Warrant Holder” and collectively, the “Warrant Holders”) of (i) those certain Common Stock Purchase Warrants issued by the Company in April 2018 (the “April 2018 Warrants”) pursuant to the registration statement on Form S-3 (File No. 333-204159), (ii) those certain Common Stock Purchase Warrants issued by the Company in September 2021 (the “September 2021 Warrants”) pursuant to the registration statement on Form S-3 (File No. 333-256827), and (iii) those certain Common Stock Purchase Warrants issued by the Company in March 2022 (the “March 2022 Warrants” and together with the April 2018 Warrants and the September 2021 Warrants, the “Existing Warrants”) pursuant to the registration statement on Form S-3 (File No. 333-256827).

    Pursuant to the Warrant Amendments, the Company and the Warrant Holders have agreed to amend (i) the September 2021 Warrants and the March 2022 Warrants to provide that all of such outstanding warrants shall be automatically exchanged for shares of common stock of the Company, at a rate of 0.33 shares of Common Stock (the “Exchange Shares”) for each September 2021 Warrant or March 2022 Warrant, as applicable, and (ii) the April 2018 Warrants to remove the obligation of the Company to hold the portion of a Distribution (as defined in the April 2018 Warrants) in abeyance in connection with the Beneficial Ownership Limitation (as defined in the April 2018 Warrants).

In connection with the exchange for all of the then outstanding September 2021 Warrants and March 2022 Warrants as of the effective date of the Warrant Amendments, the Company issued 324,918 Exchange Shares in the aggregate.

Enterprise Apps Spin-off and Business Combination

On March 14, 2023, Inpixon completed (the “Closing”) the separation (the “Separation”) of its enterprise apps business (including its workplace experience technologies, indoor mapping, events platform, augmented reality and related business solutions) (the “Enterprise Apps Business”) through a spin-off of CXApp Holding Corp., a Delaware corporation ("CXApp"), to certain holders of Inpixon securities as of March 6, 2023 (the “Record Date”) on a pro rata basis (the “Distribution” or “Enterprise Apps Spin-off”) and merger (the “Merger”) of CXApp with a wholly owned subsidiary of KINS Technology Group Inc., a Delaware corporation (“KINS”), in a Reverse Morris Trust transaction (collectively, the “Transactions”) pursuant to (i) an Agreement and Plan of Merger, dated as of September 25, 2022, by and among Inpixon, KINS, CXApp, and KINS Merger Sub Inc. (the "Merger Agreement") and (ii) a Separation and Distribution Agreement, dated as of September 25, 2022, among KINS, Inpixon, CXApp and Design Reactor, Inc. (the "Separation Agreement”, and collectively with the Merger Agreement and the other related transaction documents, the “Transaction Agreements”).

In connection with the Closing, KINS was renamed CXApp Inc. (“New CXApp”). Pursuant to the Transaction Agreements, Inpixon contributed cash sufficient to ensure CXApp had $10 million in cash and cash equivalents prior to the deduction of transaction expenses at closing and certain assets and liabilities constituting the Enterprise Apps Business, including certain related subsidiaries of Inpixon, to CXApp (the “Contribution”). In consideration for the Contribution, CXApp issued to Inpixon additional shares of CXApp common stock such that the number of shares of CXApp common stock then outstanding equaled the number of shares of CXApp common stock necessary to effect the Distribution. Pursuant to the Distribution, Inpixon shareholders as of the Record Date received one share of CXApp common stock for each share of Inpixon common stock held as of such date. Pursuant to the Merger Agreement, each share of Legacy CXApp common stock was thereafter exchanged for the right to receive 0.09752221612415190 of a share of New CXApp Class A common stock (with fractional shares rounded down to the nearest whole share) and 0.3457605844401750 of a share of New CXApp Class C common stock (with fractional shares rounded down to the nearest whole share). New CXApp Class A common stock and New CXApp Class C common stock are identical in all respects, except that New CXApp Class C common stock is not listed and will automatically convert into New CXApp Class A common stock on the earlier to occur of (i) the 180th day following the closing of the Merger and (ii) the day that the last reported sale price of New CXApp Class A common stock equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period following the closing of the Merger. Upon the closing of the Transactions, Inpixon’s existing securityholders held approximately 50.0% of the shares of New CXApp common stock outstanding.

Employee Matters Agreement

On March 14, 2023, in connection with the consummation of the Business Combination and as contemplated by the Separation Agreement, CXApp, Legacy CXApp, Inpixon and Merger Sub entered into the Employee Matters Agreement (the “Employee Matters Agreement”). The Employee Matters Agreement sets forth the terms and conditions of certain employee related matters in connection with the transaction, including, but not limited to the participation in benefits for each of the respective companies as relevant, and the assumption and retention of benefit plan assets and liabilities, worker's compensation, payroll taxes, regulatory filings, and the sharing of employee information.

Tax Matters Agreement

On March 14, 2023, in connection with the consummation of the Business Combination and as contemplated by the Separation Agreement, CXApp, Legacy CXApp and Inpixon entered into the Tax Matters Agreement (the “Tax Matters Agreement”) which governs each party’s respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and certain other matters regarding taxes.

Allocation of Taxes

In general, KINS and CXApp will be liable for all U.S. federal, state, local and foreign taxes (and any related interest, penalties or audit adjustments) that are (i) imposed with respect to tax returns that include both CXApp and Inpixon, to the extent such taxes are attributable to CXApp or the Enterprise Apps Business, or (ii) imposed with respect to tax returns that include CXApp but not Inpixon, in each case, for tax periods (or portions thereof) beginning after the Distribution. Inpixon will generally be liable for taxes described in clauses (i) and (ii) above for tax periods (or portions thereof) ending on the date of or prior to the Distribution, and any and all Distribution Taxes, as defined in the Tax Matters Agreement (generally, taxes imposed with respect to the Separation, Contribution, and Distribution). However, CXApp and KINS may be liable for certain taxes pursuant to indemnity obligations described below.

Indemnification Obligations

The Tax Matters Agreement generally provides for indemnification obligations between New CXApp and KINS, on the one hand, and Inpixon, on the other hand. In particular, CXApp and KINS must indemnify Inpixon for taxes allocated to CXApp or KINS, as described above, and Inpixon must indemnify New CXApp and KINS for taxes as allocated to Inpixon as described above, which would generally include Distribution Taxes. The Tax Matters Agreements, however, provides that KINS and CXApp may be liable for certain taxes to the extent such taxes result from a breach of certain representations or restrictive covenants made by KINS and CXApp, as described below.

Transition Services Agreement

On March 14, 2023, in connection with the consummation of the Business Combination and as contemplated by the Separation Agreement, Legacy CXApp and Inpixon entered into a Transition Services Agreement (the “Transition Services Agreement”) pursuant to which Inpixon and certain employees and representatives and CXApp and certain employees and representatives will provide services to each other primarily related to payroll and benefits administration, IT support, finance and accounting services, contract administration and management services, and other administrative support services that may be required on an as needed basis, which services are of the type that CXApp and Inpixon provided to, and received from, each other prior to the Separation. The fees for each of the transition services are set forth in the Transition Services Agreement. The Transition Services Agreement will terminate on the expiration of the term of the last service provided under it, and if no expiration date is provided for any transition service, then such transition service will terminate twelve months after the date of the Transition Services Agreement, provided that the receiving party shall have the right to an extension of each or any transition service for up to six months by providing written notice to providing party in advance of the original termination date for such transition service if, prior to such request for extension, the receiving party has used commercially reasonable efforts to establish analogous capabilities of its own.

The transaction is expected to be tax-free to Inpixon and its securityholders for U.S. federal income tax purposes.

On March 15, 2023, New CXApp began regular-way trading on NASDAQ under the ticker symbol “CXAI.” Inpixon continues to trade under the ticker symbol “INPX.”
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
Our significant accounting policies are discussed in Note 2 of the audited consolidated financial statements for the years ended December 31, 2022 and 2021 which are included elsewhere in this Annual Report on Form 10-K. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. There have been no changes to estimates during the periods presented in the filing. Historically changes in management estimates have not been material.
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

We evaluate the remaining useful lives of long-lived assets and identifiable intangible assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. Such events or circumstances may include (but are not limited to): the effects of obsolescence, demand, competition, and/or other economic factors including the stability of the industry in which we operate, known technological advances, legislative actions, or changes in the regulatory environment. If the estimated remaining useful lives change, the remaining carrying amount of the long-lived assets and identifiable intangible assets would be amortized prospectively over that revised remaining useful life. We have determined that there were no events or circumstances during the years ended December 31, 2022 and 2021, which would indicate a revision to the remaining amortization period related to any of our long-lived assets. Accordingly, we believe that the current estimated useful lives of long-lived assets reflect the period over which they are expected to contribute to future cash flows and are therefore deemed appropriate.

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
Based on its assessments, the Company has recorded impairment of goodwill and intangibles of $12.2 million and $14.8 million during the years ended December 31, 2022 and 2021, respectively.
Deferred Income Taxes
In accordance with ASC 740 “Income Taxes” (“ASC 740”), management routinely evaluates the likelihood of the realization of its income tax benefits and the recognition of its deferred tax assets. In evaluating the need for any valuation allowance, management will assess whether it is more likely than not that some portion, or all, of the deferred tax asset may not be realized on a jurisdictional basis. Ultimately, the realization of deferred tax assets is dependent upon the generation of future taxable income during those periods in which temporary differences become deductible and/or tax credits and tax loss carry-forwards can be utilized. In performing its analyses, management considers both positive and negative evidence including historical financial performance, previous earnings patterns, future earnings forecasts, tax planning strategies, economic and business trends and the potential realization of net operating loss carry-forwards within a reasonable timeframe. To this end, management considered (i) that we have had historical losses in the prior years and cannot anticipate generating a sufficient level of future profits in order to realize the benefits of our deferred tax asset; (ii) tax planning strategies; and (iii) the adequacy of future income as of and for the year ended December 31, 2022, based upon certain economic conditions and historical losses through December 31, 2022. After consideration of these factors, management deemed it appropriate to establish a full valuation allowance with respect to the deferred tax assets for Inpixon, Inpixon Canada, Nanotron GmbH, Intranav GmbH, Inpixon Limited, Inpixon Philippines and Active Mind Technology LTD.

A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax filings that do not meet these recognition and measurement standards. As of December 31, 2022 and 2021, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the years ended December 31, 2022 and 2021.
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
RESULTS OF OPERATIONS
Year Ended December 31, 2022 compared to the Year Ended December 31, 2021
The following table sets forth selected consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	For the Years Ended
	2022		2021
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	$ Change	% Change*
Revenues	$19,418	100%	$15,995	100%	$3,423	21%
Cost of revenues	$5,489	28%	$4,374	27%	$1,115	25%
Gross profit	$13,929	72%	$11,621	73%	$2,308	20%
Operating expenses	$70,629	364%	$84,364	527%	$(13,735)	(16)%
Loss from operations	$(56,700)	(292)%	$(72,743)	(455)%	$16,043	22%
Other (expense)/income	$(9,669)	(50)%	$1,201	8%	$(10,870)	(905)%
Income tax benefit	$65	—%	$1,412	9%	$(1,347)	(95)%
Net loss	$(66,304)	(341)%	$(70,130)	(438)%	$3,826	5%
Net loss attributable to stockholders of Inpixon	$(63,394)	(326)%	$(69,155)	(432)%	$5,761	8%
*    Amounts used to calculate dollar and percentage changes are based on numbers in the thousands. Accordingly, calculations in this item, which may be rounded to the nearest hundred thousand, may not produce the same results.
Revenues
Revenues for the year ended December 31, 2022 were $19.4 million compared to $16.0 million for the comparable period in the prior year for an increase of approximately $3.4 million, or approximately 21%. This increase is primarily attributable to an increase in Indoor Intelligence sales, including approximately $2.6 million from our smart office app and approximately $1.0 million from our real time location based technologies. On March 14, 2023 the Company completed the CXApp spin-off and revenue from this business will not be included after that date and instead will be recognized by CXApp.

We expect this to lower our revenues from March 15,2023 going forward as we will only recognize the business segments remaining with Inpixon which includes approximately 50% of our Indoor Intelligence segment plus 100% of our SAVES and Shoom segments.
Gross Margin
Cost of revenues for the year ended December 31, 2022 were $5.5 million compared to $4.4 million for the comparable period in the prior year. This increase in cost of revenues of approximately $1.1 million, or approximately 25%, was primarily attributable to the increased sales during the year.
The gross profit margin for the year ended December 31, 2022 was 72% compared to 73% for the year ended December 31, 2021. This lower margin is primarily due to the sales mix during the year.
Operating Expenses
Operating expenses for the year ended December 31, 2022 were $70.63 million and $84.36 million for the comparable period ended December 31, 2021. This decrease of $13.7 million is primarily attributable to an approximate $9.4 million decrease in accrued earnout compensation expense, $7.2 million decrease in stock based compensation, $2.6 million decrease in the impairment of goodwill and intangibles offset by approximately $2.0 of unrealized foreign exchange losses and increases in other expenses including amortization of intangibles due to the acquisitions, professional fees, legal fees and compensation costs.
Loss From Operations
Loss from operations for the year ended December 31, 2022 was $56.7 million as compared to $72.7 million for the comparable period in the prior year. This decrease in loss of $16.0 million is primarily attributable to decreased operating expenses of $13.7 million as detailed above and the increased gross profit margin of approximately $2.3 million.
Other Income/(Expense)
Other income/expense for the year ended December 31, 2022 was expense of $9.7 million compared to an income of $1.2 million for the comparable period in the prior year. This increase in other expense of approximately $10.9 million is primarily attributable to the unrealized loss on equity securities and unrealized foreign exchange losses.
Provision for Income Taxes
There was an income tax benefit of approximately $0.1 million for the year ended December 31, 2022 compared to an income tax benefit of $1.4 million for the comparable period in the prior year. The net income tax benefit for the year ended December 31, 2022 was related to a current income tax benefit true-up adjustment of $0.2 million offset by a $0.1 million current foreign tax expense. The net income tax benefit for the year ended December 31, 2021 was related to a current income tax expense of $1.2 million primarily from the gain on the Sysorex note offset by a $2.6 million deferred tax benefit primarily related to the release of a valuation allowance following the acquisition of intangibles of Design Reactor.
Net Income (Loss) Attributable To Non-Controlling Interest
Net loss attributable to non-controlling interest for the years ended December 31, 2022 and 2021 was a loss of $2.9 million and a loss of $1.0 million, respectively. The increase in loss of approximately $1.9 million was mainly attributable to the loss of the Game Your Game entity.
Net Loss Attributable To Stockholders of Inpixon
Net loss attributable to stockholders for the year ended December 31, 2022 was $63.4 million compared to $69.2 million for the comparable period in the prior year. This decrease in loss of approximately $5.8 million was primarily attributable to the decrease in operating expenses of $13.7 million and the higher gross margin of $2.3 million offset by an increase in other loss of $10.9 million.

Non-GAAP Financial information
EBITDA
EBITDA is defined as net income (loss) before interest, provision for (benefit from) income taxes, and depreciation and amortization. Adjusted EBITDA is used by our management as the matrix in which it manages the business. It is defined as EBITDA plus adjustments for other income or expense items, non-recurring items and non-cash stock-based compensation.
Adjusted EBITDA for the year ended December 31, 2022 was a loss of $26.6 million compared to a loss of $29.6 million for the prior year period.
The following table presents a reconciliation of net income/loss attributable to stockholders of Inpixon, which is our GAAP operating performance measure, to Adjusted EBITDA for the years ended December 31, 2022 and 2021 (in thousands):

	For the Years Ended December 31,
	2022	2021
Net loss attributable to common stockholders	$(79,570)	$(77,316)
Interest expense/(income), net	673	(1,183)
Income tax benefit	(65)	(1,412)
Depreciation and amortization	7,456	6,451
EBITDA	(71,506)	(73,460)
Adjusted for:
Non-recurring one-time charges:
Loss on exchange of debt for equity	—	30
Recovery for valuation allowance on held for sale loan	—	(7,345)
Gain on related party loan held for sale	—	(49,817)
Unrealized loss on equity securities	7,904	57,067
Unrealized loss on equity method investment	1,784	—
Acquisition transaction/financing costs	426	1,248
Earnout compensation expense	—	6,524
Professional service fees	8	1,366
Accretion of series 7 preferred stock	4,555	8,161
Accretion of series 8 preferred stock	13,090	—
Deemed dividend modification Series 8 Preferred Stock	2,627	—
Deemed Contribution modification of warrants	(1,469)	—
Amortization premium modification of Series 8 Preferred Stock	(2,627)	—
Impairment of goodwill and intangible assets	12,199	14,789
Unrealized gains on notes and loans	1,707	241
Bad debts expense/provision	(31)	121
Reserve for inventory obsolescense	1	300
Stock-based compensation - compensation and related benefits	3,656	10,879
Severance costs	250	294
Restructuring costs	845	—
Adjusted EBITDA	$(26,581)	$(29,602)

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
Proforma Non-GAAP Net Loss per Share
Basic and diluted net loss per share for the year ended December 31, 2022 was ($34.12) compared to ($51.18) for the prior year period. The decreased loss per share in 2022 was attributable to the changes discussed in our results of operations.
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
Proforma non-GAAP net loss per basic and diluted common share for the year ended December 31, 2022 was ($12.25) compared to a loss of ($18.77) per share for the prior year period.

The following table presents a reconciliation of net loss per basic and diluted share, which is our GAAP operating performance measure, to proforma non-GAAP net loss per share for the periods reflected (in thousands, except per share data):

	For the Years Ended December 31,
(thousands, except per share data)	2022	2021
Net loss attributable to common stockholders	$(79,570)	$(77,316)
Adjustments:
Non-recurring one-time charges:
Loss on the exchange of debt for equity	—	30
Recovery for valuation allowance on held for sale loan	—	(7,345)
Gain on related party loan held for sale	—	(49,817)
Unrealized loss on equity securities	7,904	57,067
Unrealized loss on equity method investment	1,784	—
Acquisition transaction/financing costs	426	1,248
Earnout compensation expense	—	6,524
Professional service fees	8	1,366
Accretion of series 7 preferred stock	4,555	8,161
Accretion of series 8 preferred stock	13,090	—
Deemed dividend modification Series 8 Preferred Stock	2,627	—
Deemed Contribution modification of warrants	(1,469)	—
Amortization premium modification of Series 8 Preferred Stock	(2,627)	—
Impairment of goodwill and intangibles	12,199	14,789
Unrealized gains on notes and loans	1,707	241
Bad debts expense/provision	(31)	121
Reserve for inventory obsolescense	1	300
Stock-based compensation - compensation and related benefits	3,656	10,879
Severance costs	250	294
Restructuring costs	845	—
Amortization of intangibles	6,082	5,107
Proforma non-GAAP net loss	$(28,563)	$(28,351)
Proforma non-GAAP net loss per basic and diluted common share	$(12.25)	$(18.77)
Weighted average basic and diluted common shares outstanding	2,332,041	1,510,678
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
Liquidity and Capital Resources as of December 31, 2022
Our current capital resources and operating results as of and through December 31, 2022, consist of:
1)an overall working capital surplus of approximately $5.2 million;
2)cash of approximately $20.2 million;
3)net cash used by operating activities for the year ended December 31, 2022 of $34.0 million.
The breakdown of our overall working capital surplus is as follows (in thousands):

Working Capital	Assets	Liabilities	Net
Cash and cash equivalents	$20,235	$—	$20,235
Accounts receivable, net / accounts payable	3,227	2,557	670
Inventory	2,442	—	2,442
Accrued liabilities	—	4,355	(4,355)
Operating lease obligation	—	477	(477)
Deferred revenue	—	3,485	(3,485)
Notes and other receivables / Short-term debt	509	13,643	(13,134)
Other	3,453	197	3,256
Total	$29,866	$24,714	$5,152
The Company believes that their current liquidity position, including the cash raised under promissory notes and under the Sales Agreement subsequent to year end, less the funds required to be contributed with the spin-off of the Enterprise Apps Business, has the ability to mitigate any going concern indicators for a period of at least one year from the date these financial statements are issued.
Contractual Obligations and Commitments

Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered during our course of business. Our contractual obligations consists of operating lease liabilities and acquisition liabilities that are included in our consolidated balance sheet and vendor commitments associated with agreements that are legally binding. As of December 31, 2022, the total obligation for operating leases is approximately $1.4 million, of which approximately $0.5 million is expected to be paid in the next twelve months. As of December 31, 2022, our obligation for acquisition liabilities is approximately $0.2 million of which approximately $0.2 million is expected to be paid in the next twelve months.

Additionally, as part of the Enterprise Apps Spin-off, the Company was required to contribute the cash needed so that the spin-off entity (CXApp Holding Corp.) had a $10 million cash balance at the time of the closing of the transaction. The amount contributed to the spin-off entity at closing on March 14, 2023 was approximately $4.0 million.

Promissory Notes

As of March 26, 2023, the Company owed approximately $15.1 million in principal under promissory notes payable within the next twelve months inclusive of interest owed. The interest rate charged under the notes range from 8% to 10%. See Note 17 - Debt of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Net cash used in operating activities during the year ended December 31, 2022 of $34.0 million consists of net loss of $66.3 million offset by non-cash adjustments of approximately $32.3 million less net cash changes in operating assets and liabilities of approximately $0.004 million. Although the Company has sustained significant losses during the 2022 year, during the twelve months ended December 31, 2022 we raised net proceeds from notes of $12.3 million and raised net proceeds of $14.1 million from a registered direct offering. Additionally in the quarter ended March 31, 2023 the Company raised gross proceed of approximately $15.4 million under an equity distribution agreement. Given our current cash balances and budgeted cash flow requirements, including the cash raised under promissory notes and under the Sales Agreement subsequent to year end, less the approximate $4.0 million required to be contributed with the spin-off of the Enterprise Apps Business to meet the $10 million cash balance required at the time of closing, the Company believes such funds are sufficient to satisfy its working capital needs, capital asset purchases, debt repayments and other liquidity requirements associated with its existing operations for the next 12 months from the issuance date of the financial statements. However, general economic or other conditions resulting from COVID 19 or other material events may impact the liquidity of our common stock or our ability to continue to access capital from the sale of our securities to support our growth plans. Our business has been impacted by the COVID-19 pandemic and may continue to be impacted. While we have been able to continue operations remotely, we have and continue to experience supply chain cost increases and constraints and delays in the receipt of certain components of our products impacting delivery times for our products. We have also seen some impact in the demand of certain products and delays in certain projects and customer orders either because they require onsite services which could not be performed as a result of new rules and regulations resulting from the pandemic, customer facilities being partially or fully closed during the pandemic or because of the uncertainty of the customer’s financial position and ability to invest in our technology.
Despite these challenges, we were able to realize growth in total revenue for the year ended December 31, 2022 when compared to the year ended 2021. The total impact that COVID-19 will have on general economic conditions is continuously evolving and the impact it may continue to have on our results of operations continues to remain uncertain and there are no assurances that we will be able to continue to experience the same growth or not be materially adversely effected. The Company may continue to pursue strategic transactions and may raise such additional capital as needed, using our equity securities and/or cash and debt financings in combinations appropriate for each acquisition.
Liquidity and Capital Resources as of December 31, 2022 Compared With December 31, 2021
The Company’s net cash flows used in operating, investing and financing activities for the years ended December 31, 2022 and 2021 and certain balances as of the end of those periods are as follows (in thousands):

	For the Years Ended December 31,
	2022	2021
Net cash used in operating activities	$(33,963)	$(37,131)
Net cash used in investing activities	36,387	(53,508)
Net cash provided by financing activities	(34,586)	125,037
Effect of foreign exchange rate changes on cash	(83)	86
Net increase in cash and cash equivalents	$(32,245)	$34,484

	As of December 31, 2022	As of December 31, 2021
Cash and cash equivalents	$20,235	$52,480
Working capital surplus	$5,152	$78,831
Operating Activities for the year ended December 31, 2022
Net cash used in operating activities during the year ended December 31, 2022 was approximately $34.0 million. The cash flows related to the year ended December 31, 2022 consisted of the following (in thousands):

Net loss	$(66,304)
Non-cash income and expenses	32,345
Net change in operating assets and liabilities	(4)
Net cash used in operating activities	$(33,963)
The non-cash income and expense of approximately $32.3 million consisted primarily of the following (in thousands):

$7,456	Depreciation and amortization expenses
706	Amortization of right of use asset
(278)	Accrued interest income, related party
3,656	Stock-based compensation expense attributable to warrants and options issued as part of Company operations
489	Amortization of debt discount
10	Provision for inventory obsolescence
(32)	Provision for doubtful accounts
1,707	Unrealized gain/loss on note
(1)	Deferred income tax
7,904	Unrealized loss on equity securities
12,199	Impairment of goodwill and intangibles
(2,827)	Earnout payment expense
1	Loss on disposal of property and equipment
151	Realized loss on sale of equity securities
1,784	Unrealized loss on equity method investment
(791)	Gain on conversion of note receivable
211	Other
$32,345	Total non-cash expenses
The net cash used in the change in operating assets and liabilities aggregated approximately $0.004 million and consisted primarily of the following (in thousands):

$(115)	Increase in accounts receivable and other receivables
843	Decrease in inventory, other current assets and other assets
182	Increase in accounts payable
977	Increase in accrued liabilities and other liabilities
(677)	Decrease in operating lease liabilities
(1,214)	Decrease in deferred revenue
$(4)	Net cash used in the changes in operating assets and liabilities

Operating Activities for the year ended December 31, 2021
Net cash used in operating activities during the years ended December 31, 2021 was approximately $37.1 million. The cash flows related to the year ended December 31, 2021 consisted of the following (in thousands):

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
The net use of cash in the change in operating assets and liabilities aggregated approximately $2.8 million and consisted primarily of the following (in thousands):

$(313)	Increase in accounts receivable and other receivables
(3,919)	Increase in inventory, other current assets and other assets
391	Increase in accounts payable
834	Increase in accrued liabilities and other liabilities
(658)	Decrease in operating lease liabilities
817	Increase in deferred revenue
$(2,848)	Net use of cash in the changes in operating assets and liabilities

Cash Flows from Investing Activities as of December 31, 2022 and 2021
Net cash flows used in investing activities during 2022 was approximately $36.4 million compared to net cash flows used in investing activities during 2021 of approximately $53.5 million. Cash flows related to investing activities during the year ended December 31, 2022 include $0.2 million for the purchase of property and equipment, $0.9 million for investment in capitalized software, $43.0 million sales of treasury bills, $5.5 million purchase of convertible note, $0.2 million sales of equity securities, and $0.2 million for issuance of note receivable.
Cash flows related to investing activities during the year ended December 31, 2021 include $0.3 million for the purchase of property and equipment, $1.0 million for investment in capitalized software, $63.4 million for the purchase of treasury bills, $2.0 million for short term investments, $28.0 million sales of treasury bills, $2.0 million sale of short term investment, $0.9 million for cash paid the in Systat License Agreement, $0.2 million received from the acquisition of Game Your Game, $15.0 million paid for the acquisition of CXApp, $0.1 million paid for acquisition of Visualix, and $1.0 million paid for acquisition of IntraNav.
Cash Flows from Financing Activities as of December 31, 2022 and 2021
Net cash flows used by financing activities during the year ended December 31, 2022 was $34.6 million. Net cash flows provided by financing activities during the year ended December 31, 2021 was $125.0 million. During the year ended December 31, 2022, the Company received incoming cash flows of $46.9 million for the issuance of common stock, preferred stock and warrants, received $12.3 million from promissory note, received $14.1 million from registered direct offering, paid $0.3 million of taxes related to the net share settlement of restricted stock units, paid a $5.1 million liability related to the CXApp acquisition, paid $49.3 million for redemption of Series 7 Preferred Stock, and paid $53.2 million for redemption of Series 8 Preferred Stock.
During the year ended December 31, 2021, the Company received incoming cash flows of $128.4 million for the issuance of common stock, preferred stock and warrants, loaned $0.1 million to related parties, paid $1.9 million of taxes related to the net share settlement of restricted stock units, paid $0.5 million liability related to the CXApp acquisition, paid $0.5 million acquisition liability to the pre-acquisition shareholders of Nanotron and paid a $0.5 million acquisition liability to the pre-acquisition shareholders of Locality.
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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Inpixon and Subsidiaries (the “Company”) as of December 31, 2022, and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of Goodwill Impairment

Description of the Matter

The Company evaluates its goodwill for impairment annually or when there is an indication that there was an impairment. The estimates of fair value of the reporting units are computed using a combination of both an income approach and a market approach and the Company's reporting units are higher than the fair value of the fair value of the reporting units.

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

The goodwill balance was fully impaired as of December 31, 2022. As of the measurement date the carrying value of the Indoor Intelligence reporting unit exceeded the fair value as of the measurement date and, therefore, the Company recorded an impairment of $7.6 million.

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

How We Addressed the Matter in our Audit

The primary procedures we performed to address this critical audit matter included the following. (1) We evaluated the Company’s forecasted revenue (2) Evaluated the guideline companies used and operated in a similar industry as the subject reporting unit. (3) The guideline companies and transaction appear appropriate (4) The Company used the appropriate modified capital asset pricing model and a weighted average cost of capital. (5) We sensitized the projections and compared them to the valuation report to materially assess the impact to the reported amount of the impairment. (6) We evaluated the disclosures in the Company's financial statements for proper reporting.

Valuation of Intangible Asset Impairment

Description of the Matter

Auditing the Company's impairment assessments is complex due to the significant estimation required in determining the recoverable amount, being the higher of the value in use and fair value less costs to sell. The Company's methodologies for estimating the recoverable value of these assets involve significant assumptions and inputs, including projected financial information for net sales and operating profit by product, all of which are sensitive to and affected by economic, industry, and company-specific qualitative factors. These significant assumptions and inputs are forward-looking and could be affected by future economic and market conditions.

We gained an understanding of the Company’s process to identify and account for impairment of intangible assets. The Group performs intangible assets impairment testing whenever events or changes in circumstances indicate that the carrying amount of the cash-generating unit may not be recoverable. To determine whether an impairment shall be recognized, the carrying amount of a cash-generating unit is compared to its recoverable amount. If the recoverable amount of the cash-generating unit is less than its carrying amount, the carrying amount of the cash-generating unit is reduced to its recoverable amount, and this reduction is recognized as an impairment loss. The recoverable amount of a cash-generating unit is the higher of its fair value less costs to sell and its value in use. The value in use is determined based on the estimated future cash flows and pre-tax discount rate for the cash-generating unit.

The intangible asset balance was $22.3 million as of December 31, 2022. As of the measurement date the carrying value of the of the intangible assets exceeded the fair values as of the measurement date and, therefore, the Company recorded an impairment of $4.6 million.

How We Addressed the Matter in our Audit

The primary procedures we performed to address this critical audit matter included the following. (1) We evaluated management’s projected revenues and process for developing the fair value estimates. (2) We tested the completeness accuracy and relevance of underlying data used in the models. (3) We evaluated the reasonableness of the assumptions used by management. (4) We sensitized the projections and compared them to the valuation report to materially assess the impact to the reported amount of the impairment. (5) We evaluated the disclosures in the Company's financial statements for proper reporting.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2012.

New York NY
April 17, 2023

INPIXON AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and par value data)

	As of December 31, 2022	As of December 31, 2021
Assets

Current Assets
Cash and cash equivalents	$20,235	$52,480
Accounts receivable, net of allowances of $231 and $272, respectively	3,227	3,218
Other receivables	359	321
Inventory, net	2,442	1,976
Short-term investments	—	43,125
Note receivable	150	—
Prepaid expenses and other current assets	3,453	4,842

Total Current Assets	29,866	105,962

Property and equipment, net	1,266	1,442
Operating lease right-of-use asset, net	1,212	1,736
Software development costs, net	1,752	1,792
Investments in equity securities	330	1,838
Long-term investments	716	2,500
Intangible assets, net	22,283	33,478
Goodwill, net	—	7,672
Other assets	210	253

Total Assets	$57,635	$156,673

INPIXON AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except number of shares and par value data)

	As of December 31, 2022	As of December 31, 2021
Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	2,557	2,414
Accrued liabilities	4,355	10,665
Operating lease obligation, current	477	643
Deferred revenue	3,485	4,805
Short-term debt	13,643	3,490
Acquisition liability	197	5,114
Total Current Liabilities	24,714	27,131

Long Term Liabilities
Operating lease obligation, noncurrent	778	1,108
Other liabilities, noncurrent	28	28
Acquisition liability, noncurrent	—	220

Total Liabilities	25,520	28,487

Commitments and Contingencies

Mezzanine Equity
Series 7 Convertible Preferred Stock - 58,750 shares authorized; zero and 49,250 issued and outstanding as of December 31, 2022 and December 31, 2021, respectively.	—	44,695
Series 8 Convertible Preferred Stock - 53,197.7234 share authorized; zero issued and outstanding as of December 31, 2022 and 2021,respectively.	—	—

Stockholders’ Equity
Preferred Stock -$0.001 par value; 5,000,000 shares authorized
Series 4 Convertible Preferred Stock - 10,415 shares authorized; 1 issued, and 1 outstanding as of December 31, 2022 and December 31, 2021, respectively.	—	—
Series 5 Convertible Preferred Stock - 12,000 shares authorized; 126 issued, and 126 outstanding as of December 31, 2022 and December 31, 2021, respectively.	—	—
Common Stock - $0.001 par value; 500,000,000 shares authorized; 3,570,894 and 1,730,141 issued and 3,570,893 and 1,730,140 outstanding as of December 31, 2022 and December 31, 2021, respectively.	4	2
Additional paid-in capital	346,668	332,761
Treasury stock, at cost, 1 share	(695)	(695)
Accumulated other comprehensive income	1,061	44
Accumulated deficit	(314,841)	(250,309)

INPIXON AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except number of shares and par value data)

Stockholders’ Equity Attributable to Inpixon	32,197	81,803

Non-controlling Interest	(82)	1,688

Total Stockholders’ Equity	32,115	83,491

Total Liabilities, Mezzanine Equity and Stockholders’ Equity	$57,635	$156,673

The accompanying notes are an integral part of these consolidated financial statements

INPIXON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Years Ended December 31,
	2022	2021
Revenues	$19,418	$15,995

Cost of Revenues	5,489	4,374

Gross Profit	13,929	11,621

Operating Expenses
Research and development	17,661	14,121
Sales and marketing	8,872	8,261
General and administrative	26,060	41,478
Acquisition-related costs	426	1,248
Impairment of goodwill and intangibles	12,199	14,789
Amortization of intangibles	5,411	4,467

Total Operating Expenses	70,629	84,364

Loss from Operations	(56,700)	(72,743)

Other Income (Expense)
Interest (expense)/income, net	(673)	1,183
Loss on exchange of debt for equity	—	(30)
Benefit for valuation allowance on related party loan - held for sale	—	7,345
Other income/( expense)	692	(47)
Gain on related party loan - held for sale	—	49,817
Unrealized loss on equity securities	(7,904)	(57,067)
Unrealized loss on equity method investment	(1,784)	—
Total Other Income (Expense)	(9,669)	1,201

Net Loss, before tax	(66,369)	(71,542)
Income tax benefit	65	1,412
Net Loss	(66,304)	(70,130)

Net Expense Attributable to Non-controlling Interest	(2,910)	(975)

Net Loss Attributable to Stockholders of Inpixon	(63,394)	(69,155)
Accretion of Series 7 preferred Stock	(4,555)	(8,161)
Accretion of Series 8 Preferred Stock	(13,090)	—
Deemed dividend for the modification related to Series 8 Preferred Stock	(2,627)	—
Deemed contribution for the modification related to Warrants issued in connection with Series 8 Preferred Stock	1,469	—
Amortization premium- modification related to Series 8 Preferred Stock	2,627	—
Net Loss Attributable to Common Stockholders	$(79,570)	$(77,316)

Net Loss Per Share - Basic and Diluted	$(34.12)	$(51.18)

INPIXON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

Weighted Average Shares Outstanding
Basic and Diluted	2,332,041	1,510,678
The accompanying notes are an integral part of these consolidated financial statements

INPIXON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	For the Years Ended December 31,
	2022	2021
Net Loss	$(66,304)	$(70,130)
Unrealized foreign exchange gain (loss) from cumulative translation adjustments	1,017	(617)

Comprehensive Loss	$(65,287)	$(70,747)
The accompanying notes are an integral part of these consolidated financial statements

INPIXON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
(In thousands)

	Series 7 Preferred Stock		Series 8 Preferred Stock		Series 4 Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance - January 1, 2022	49,250	44,695	—	—	1	—	1,730,140	2	332,761	(1)	(695)	44	(250,309)	1,688	83,491
Stock options and restricted stock awards granted to employees and consultants for services	—	—	—	—	—	—	—	—	3,656	—	—	—	—	—	3,656
Common shares issued for extinguishment of debt	—	—	—	—	—	—	287,802	—	3,650	—	—	—	—	—	3,650
Series 8 Preferred Stock issued for cash	—	—	53,198	41,577	—	—	—	—	5,329	—	—	—	—	—	5,329
Accrete Discount - Series 7 Preferred Shares	—	4,555	—	—	—	—	—	—	(4,555)	—	—	—	—	—	(4,555)
Accrete Discount - Series 8 Preferred Shares	—	—	—	13,090	—	—	—	—	(13,090)	—	—	—	—	—	(13,090)
Deemed dividend for the modification related to Series 8 Preferred Stock	—	—	—	2,627	—	—	—	—	(2,627)	—	—	—	—	—	(2,627)
Deemed contribution for the modification related to warrants isued in connection with Series 8 Preferred Stock	—	—	—	(1,469)	—	—	—	—	1,469	—	—	—	—	—	1,469
Amortization premium - modification related to Series 8 Preferred Stock	—	—	—	(2,627)	—	—	—	—	2,627	—	—	—	—	—	2,627
Series 7 Preferred Stock redeemed for cash	(49,250)	(49,250)	—	—	—	—	—	—	—	—	—	—	—	—	—
Series 8 Preferred Stock redeemed for cash	—	—	(53,198)	(53,198)	—	—	—	—	—	—	—	—	—	—	—
Restricted stock grants withheld for taxes	—	—	—	—	—	—	(12,802)	—	(336)	—	—	—	—	—	(336)
Common shares issued for CXApp earnout	—	—	—	—	—	—	144,986	—	3,697	—	—	—	—	—	3,697
Common shares issued for exchange of warrants	—	—	—	—	—	—	184,153	—	—	—	—	—	—	—	—
Common shares issued for net proceeds from warrants	—	—	—	—	—	—	930,990	1	—	—	—	—	—	—	1
Common shares issued for share rights	—	—	—	—	—	—	52,513	—	—	—	—	—	—	—	—
Common shares issued for registered direct offering	—	—	—	—	—	—	253,112	1	14,087	—	—	—	—	—	14,088
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	1,017	(1,138)	1,140	1,019
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(63,394)	(2,910)	(66,304)
Balance - December 31, 2022	—	—	—	—	1	—	3,570,894	$4	$346,668	(1)	$(695)	$1,061	$(314,841)	$(82)	$32,115

The accompanying notes are an integral part of these consolidated financial statements

INPIXON AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY (CONTINUED)
(In thousands, except per share data)

	Series 7 Preferred Stock		Series 4 Convertible Preferred Stock		Series 5 Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance - January 1, 2021	—	—	1	—	126	—	779,964	1	225,665	(1)	(695)	660	(180,992)	41	44,680
Common shares issued for registered direct offering	—	—	—	—	—	—	210,668	—	74,074	—	—	—	—	—	74,074
Common shares issued for extinguishment of debt	—	—	—	—	—	—	23,615	—	2,500	—	—	—	—	—	2,500
Common shares issued for cashless stock options exercised	—	—	—	—	—	—	73			—	—	—	—	—	—
Common shares issued for net proceeds from warrants exercised	—	—	—	—	—	—	420,071	—	3,779	—	—	—	—	—	3,779
Stock options and restricted stock awards granted to employees and consultants for services	—	—	—	—	—	—	—	—	10,880	—	—	—	—	—	10,880
Common shares issued for acquisition of 55.4% of Game Your Game	—	—	—	—	—	—	15,722	—	1,403	—	—	—	—	2,472	3,875
Common shares issued for Visualix acquisition	—	—	—	—	—	—	4,928	—	429	—	—	—	—	—	429
Common shares issued for the CXApp	—	—	—	—	—	—	117,995	1	9,999	—	—	—	—	—	10,000
Common shares issued for restricted stock grants	—	—	—	—	—	—	62,308	—	—	—	—	—	—	—	—
Taxes paid on stock based compensation	—	—	—	—	—	—	—	—	(1,858)	—	—	—	—	—	(1,858)
Series 7 Preferred Stock issued for cash	58,750	46,034	—	—	—	—	—	—	—	—	—	—	—	—	—
Series 7 Preferred Stock converted to common stock	(9,500)	(9,500)	—	—	—	—	101,334	—	9,500	—	—	—	—	—	9,500
Accrete Discount - Preferred Shares	—	8,161	—	—	—	—	—	—	(8,161)	—	—	—	—	—	(8,161)
Restricted stock grants forfeited	—	—	—	—	—	—	(6,538)	—		—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(616)	(162)	150	(628)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	(69,155)	(975)	(70,130)
Balance - December 31, 2021	49,250	44,695	1	—	126	—	1,730,140	$2	$332,761	(1)	$(695)	$44	$(250,309)	$1,688	$83,491

INPIXON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
/

	For the Years Ended December 31,
	2022	2021
Cash Flows Used in Operating Activities
Net loss	$(66,304)	$(70,130)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,374	1,344
Amortization of intangible assets	6,082	5,107
Amortization of right-of-use asset	706	677
Stock options and restricted stock awards granted to employees and consultants for services	3,656	10,879
Earnout payment expense	(2,827)	6,524
Loss on exchange of debt for equity	—	30
Amortization of debt discount	489	224
Accrued interest income, related party	(278)	(1,627)
Provision for doubtful accounts	(32)	121
Unrealized gain/loss on note	1,707	(92)
Provision for inventory obsolescense	10	300
Recovery for valuation allowance for held for sale loan	—	(7,345)
Gain on settlement of related party promissory note	—	(49,817)
Deferred income tax	(1)	(2,593)
Unrealized loss on equity securities	7,904	57,067
Impairment of goodwill and intangibles	12,199	14,789
Loss on disposal of property and equipment	1	24
Realized loss on sale of equity securities	151	—
Unrealized loss on equity method investment	1,784	—
Gain on conversion of note receivable	(791)	—
Other	211	235

Changes in operating assets and liabilities:
Accounts receivable and other receivables	(115)	(313)
Inventory	(565)	(112)
Prepaid expenses and other current assets	1,375	(4,006)
Other assets	33	199
Accounts payable	182	391
Accrued liabilities	858	490
Income tax liabilities	119	16
Deferred revenue	(1,214)	817
Operating lease obligation	(677)	(658)
Other liabilities	—	328

Net Cash Used in Operating Activities	$(33,963)	$(37,131)

Cash Flows Used in Investing Activities
Purchase of property and equipment	$(245)	$(346)

INPIXON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

Investment in capitalized software	(948)	(1,019)
Purchases of short term investments	—	(2,000)
Sale of short term investments	—	2,000
Purchases of treasury bills	—	(63,362)
Sales of treasury bills	43,001	28,000
Sales of equity securities	229	—
Purchases of convertible note	(5,500)	—
Issuance of note receivable	(150)	—
Investment in Systat licensing agreement	—	(900)
Purchase of intangible assets	—	(4)
Acquisition of Intranav	—	(1,023)
Acquisition of Game Your Game	—	184
Acquisition of CXApp	—	(14,977)
Acquisition of Visualix	—	(61)
Net Cash Provided by (Used in) Investing Activities	$36,387	$(53,508)

Cash From Financing Activities
Net proceeds from issuance of preferred stock and warrants	46,906	50,585
Net proceeds from issuance of common stock and warrants	—	77,852
Net proceeds from promissory note	12,339	—
Taxes paid related to net share settlement of restricted stock units	(336)	(1,855)
Loans to related party	—	(117)
Net proceeds for registered direct offering	14,088	—
Common shares issued for net proceeds from warrants	1	—
Cash paid for redemption of preferred stock series 7	(49,250)	—
Cash paid for redemption of preferred stock series 8	(53,198)	—
Repayment of CXApp acquisition liability	(5,136)	(461)
Repayment of acquisition liability to Nanotron shareholders	—	(467)
Repayment of acquisition liability to Locality shareholders	—	(500)
Net Cash (Used in) Provided By Financing Activities	$(34,586)	$125,037

Effect of Foreign Exchange Rate on Changes on Cash	(83)	86

Net (Decrease) Increase in Cash and Cash Equivalents	(32,245)	34,484

Cash and Cash Equivalents - Beginning of year	52,480	17,996

Cash and Cash Equivalents - End of year	$20,235	$52,480

Supplemental Disclosure of cash flow information:
Cash paid for:
Interest	$2	$3
Income Taxes	$125	$2,389

INPIXON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

Non-cash investing and financing activities
Common shares issued for extinguishment of debt	$3,650	$2,500
Right-of-use asset obtained in exchange for lease liability	$284	$401
Settlement of Sysorex Note	$—	$7,462
Investment in equity securities through conversion of note receivable	$6,776	$58,905
Common shares issued for CXApp acquisition	$3,697	$10,000
Common shares issued for Game Your Game acquisition	$—	$1,403
Common shares issued for Visualix asset acquisition	$—	$429
Preferred shares converted into common shares	$—	$9,500
Common shares issued in exchange for warrants	$14	$—

The accompanying notes are an integral part of these consolidated financial statements

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 1 - Organization and Nature of Business

Inpixon is the Indoor Intelligence™ company. Our solutions and technologies help organizations create and redefine exceptional experiences that enable smarter, safer and more secure environments. Inpixon customers can leverage our real-time positioning, mapping and analytics technologies to achieve higher levels of productivity and performance, increase safety and security, improve worker and employee satisfaction rates and drive a more connected work environment. We have focused our corporate strategy on being the primary provider of the full range of foundational technologies needed to form a comprehensive suite of solutions that make indoor data available and actionable to organizations and their employees. Together, our technologies allow organization to create and utilize the digital twin of a physical location and to deliver enhanced experiences in their current environment and in the metaverse.

Inpixon specializes in providing real-time location systems (RTLS) for the industrial sector. As the manufacturing industry has evolved, RTLS technology has become a crucial aspect of Industry 4.0. Our RTLS solution leverages cutting-edge technologies such as IoT, AI, and big data analytics to provide real-time tracking and monitoring of assets, machines, and people within industrial environments. With our RTLS, businesses can achieve improved operational efficiency, enhanced safety, and reduced costs. By having real-time visibility into operations, industrial organizations can make informed, data-driven decisions, minimize downtime, and ensure compliance with industry regulations. With our RTLS, industrial businesses can transform their operations and stay ahead of the curve in the digital age.

Inpixon's full-stack industrial IoT solution provides end-to-end visibility and control over a wide range of assets and devices. It's designed to help organizations optimize their operations and gain a competitive edge in today's data-driven world. The turn-key platform integrates a range of technologies, including RTLS, sensor networks, edge computing, and big-data analytics, to provide a comprehensive view of an organizations's operations. We help organizations to track the location and status of assets in real-time, identify inefficiencies, and make decisions that drive business growth. Our IoT stack covers all the technology layers, from the edge devices to the cloud. It includes hardware components such as sensors and gateways, a robust software platforms for data management and analysis, and a user-friendly dashboard for real-time monitoring and control. Our solutions also offer robust security features to help ensure the protection of sensitive data. Additionally, Inpixon's RTLS provides scalability and flexibility, allowing organizations to easily integrate it with their existing systems and add new capabilities as their needs evolve.

In addition to our Indoor Intelligence technologies and solutions, we also offer:

•Digital solutions (eTearsheets; eInvoice, adDelivery) or cloud-based applications and analytics for the advertising, media and publishing industries through our advertising management platform referred to as Shoom by Inpixon; and

•A comprehensive set of data analytics and statistical visualization solutions for engineers and scientists referred to as SAVES by Inpixon.

We report financial results for three segments: Indoor Intelligence, Shoom and SAVES. For Indoor Intelligence, we generate revenue from sales of hardware, software licenses and professional services. For Shoom and SAVES we generate revenue from the sale of software licenses.
Enterprise Apps Spin-off and Business Combination

On September 25, 2022, we entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among Inpixon, KINS Technology Group Inc., a Delaware corporation (renamed CXApp Inc., "KINS" or "New CXApp"), CXApp Holding Corp., a Delaware corporation and wholly-owned subsidiary of New CXApp (formerly a wholly-owned subsidiary of Inpixon, "CXApp"), and KINS Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of KINS ("Merger Sub"), pursuant to which KINS would acquire Inpixon's enterprise apps business (including its workplace experience technologies, indoor mapping, events platform, augmented reality and related business solutions) (the "Enterprise Apps Business") through the merger of Merger Sub with and into CXApp (the “Merger”), with CXApp continuing as the surviving company and as a wholly-owned subsidiary of KINS, in exchange for the issuance of shares of KINS capital stock valued at $69 million (the "Business Combination"). Immediately prior to the Merger and pursuant to a Separation and Distribution Agreement, dated as of September 25, 2022, among KINS, Inpixon, CXApp and Design Reactor, Inc., a California corporation ("Design Reactor") (the "Separation Agreement"), and other ancillary conveyance documents, Inpixon would, among other things and on the terms and subject to the conditions of the Separation Agreement, transfer the Enterprise Apps Business, including certain related

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
subsidiaries of Inpixon, including Design Reactor, to CXApp (the "Reorganization"). Following the Reorganization, Inpixon would distribute 100% of the common stock of CXApp, par value $0.00001, to certain holders of Inpixon securities as of the record date of March 6, 2023 (the "Enterprise Apps Spin-Off"). The Merger closed on March 14, 2023. See Note 32.
Reverse Stock Split

On October 7, 2022, the Company effected a 1-for-75 reverse stock split. See Note 21 for more details. All historical share and per share amounts reflected throughout this report have been adjusted to reflect the Reverse Stock Split.
Note 2 - Summary of Significant Accounting Policies
Liquidity
As of December 31, 2022, the Company has working capital of approximately $5.2 million and cash of approximately $20.2 million. For the year ended December 31, 2022, the Company incurred a net loss attributable to common stockholders of approximately $79.6 million and net cash used in operating activities during the year ended December 31, 2022 was $34.0 million.
During the first quarter of 2022, the Company was required to redeem its Series 7 Preferred Stock for an aggregate amount of $49.3 million. On March 22, 2022, the Company entered into a Securities Purchase Agreement with certain institutional investors named therein, pursuant to which it sold in a registered direct offering (i) 53,197.7234 shares of Series 8 Convertible Preferred Stock and (ii) related warrants to purchase up to an aggregate of 1,503,726 shares of common stock. Each share of Series 8 Convertible Preferred Stock and the related warrants were sold at a subscription amount of $940, representing an original issue discount of 6% of the stated value of each share of Series 8 Convertible Preferred Stock for an aggregate subscription amount of $50.0 million. The net proceeds to the Company from this offering was $46.9 million after placement agent commissions and other offering costs. See further breakdown in Note 18 - Capital Raises. Effective October 1, 2022, the holders of Series 8 Convertible Preferred Stock were eligible to redeem their shares. During the quarter ended December 31, 2022, the Company received cash redemption notices from the holders of the Series 8 Convertible Preferred Stock issued on March 22, 2022, for all of the outstanding shares totaling 53,197.72 shares of Series 8 Convertible Preferred Stock for aggregate cash paid of approximately $53.2 million.

On July 22, 2022, the Company entered into a note purchase agreement pursuant to which it agreed to issue and sell to a holder an unsecured promissory note in an aggregate initial principal amount of $6.5 million for which in exchange for the note, the company received $5.0 million. Additionally on July 22, 2022, the Company entered into an Equity Distribution Agreement (the "Sales Agreement") under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $25.0 million. The Company did not make any sales pursuant to the Sales Agreement as of December 31, 2022, however, it has raised gross proceeds of approximately $15.4 million under the Sales Agreement during the first quarter of 2023.

On October 18, 2022, the Company entered into a Securities Purchase Agreement with an institutional investor, pursuant to which the Company agreed to issue and sell, in a registered direct offering, 253,112 shares of the Company’s common stock, warrants to purchase up to 3,846,153 shares of common stock at a combined offering price of $5.85 per share and pre-funded warrants to purchase up to 2,310,990 shares of common stock at a purchase price of $5.849 per pre-funded warrant, with each pre-funded warrant having an exercise price of $0.001 per share. The Company raised net proceeds of $14.1 million after deduction of sales commissions and other offering expenses.

On December 30, 2022, the Company entered into a note purchase agreement pursuant to which it agreed to issue and sell to a holder an unsecured promissory note in an aggregate initial principal amount of $8.4 million, for which in exchange for the note, the company received $6.5 million.
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
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
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
Certain global events, such as the continued impact of the pandemic, the recent military conflict between Russia and Ukraine, market volatility and other general economic factors that are beyond our control may impact our results of operations. These factors can include interest rates; recession; inflation; unemployment trends; the threat or possibility of war, terrorism or other global or national unrest; political or financial instability; and other matters that influence our customers spending. Increasing volatility in financial markets and changes in the economic climate could adversely affect our results of operations. We also expect that supply chain interruptions and constraints, and increased costs on parts, materials and labor may continue to be a challenge for our business. While we have been able to realize growth during the year ended December 31, 2022 as compared to the same period in 2021, the impact that these global events will have on general economic conditions is continuously evolving and the ultimate impact that they will have on our results of operations continues to remain uncertain. There are no assurances that we will be able to continue to experience the same growth or not be materially adversely effected.
The Company's recurring losses and utilization of cash in its operations are indicators of going concern however with the Company's current liquidity position, including the cash raised under promissory notes and under the Sales Agreement subsequent to year end, less the funds required to be contributed with the spin-off of the Enterprise Apps Business, the Company believes it has the ability to mitigate such concerns for a period of at least one year from the date these financial statements are issued.
Consolidations
The consolidated financial statements have been prepared using the accounting records of Inpixon, Inpixon Canada, Inc., Inpixon GmbH, Inpixon Limited, Nanotron Technologies, GmBh, Intranav GmbH, Inpixon India Limited, Game Your Game, Inc., Design Reactor, Inc. (the CXApp) and Inpixon Philippines, Inc. All material inter-company balances and transactions have been eliminated.
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
•the valuation of the assets and liabilities acquired of Game your Game, Visualix, CXApp, and Intranav as described in Note 4 , Note 5, Note 6 and Note 7 respectively, as well as the valuation of the Company’s common shares issued in the transaction;
•the allowance for credit losses;
•the valuation of loans receivable;
•the valuation of equity securities;
•the valuation allowance for deferred tax assets;
•impairment of long-lived assets and goodwill; and
•useful lives of property, plant and equipment, intangible assets and software development costs.

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash, checking accounts, money market accounts and temporary investments with maturities of three months or less when purchased. As of December 31, 2022 and 2021, the Company had no cash equivalents.
Accounts Receivable, net and Allowance for Credit Losses
Accounts receivables are stated at the amount the Company expects to collect. The Company recognizes an allowance for credit losses to ensure accounts receivables are not overstated due to un-collectability. Bad debt reserves are maintained for various customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings, or deterioration in such customer’s operating results or financial position. If circumstances related to a customer change, estimates of the recoverability of receivables would be further adjusted. The Company has recorded an allowance for credit losses of approximately $0.2 million as of December 31, 2022 and 2021.
Inventory
Finished goods are measured at the cost of manufactured products including direct materials and subcontracted services. Nanotron, states finished goods at the lower of cost and net realizable value on an average cost basis. As the inventory held by Nanotron is typically small dollar value items with small variances in price, an estimate or average is used to determine the balance of inventory. All other subsidiaries of the Company state inventory utilizing the first-in, first-out method. The Company continually analyzes its slow-moving, excess and obsolete inventories. Based on historical and projected sales volumes and anticipated selling prices, the Company establishes reserves. If the Company does not meet its sales expectations, these reserves are increased. Products that are determined to be obsolete are written down to net realizable value. As of December 31, 2022 and 2021, the Company had recorded an inventory obsolescence of approximately $0.4 million.
Investments
Short-term investments
Investments with maturities greater than 90 days but less than one year are classified as short-term investments on the consolidated balance sheets and consist of U.S. Treasury Bills. Accrued interest on U.S. Treasury bills are also classified as short term investment.
Our short-term investments are considered available for use in current operations, are classified as available-for-sale securities. Available for sale securities are carried at fair value, with an unrealized gains and losses included in the other income (expense) line of the Consolidated Statements of Operations. The Company recorded unrealized losses of approximately $0.2 million for the year end December 31, 2021 which was included on the other income (expense) line in the consolidated statements of operations. No unrealized gain or loss was recorded on available for sale securities for the year ended December 31, 2022.
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
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
security may not be permanently part of equity and could result in a demand for cash, securities or other assets of the entity in the future.
Investment in equity securities- fair value
Investment securities—fair value consist primarily of investments in equity securities and are carried at fair value in accordance with ASC 321, Investments-Equity Securities (“ASC 321”). These securities are marked to market based on the respective publicly quoted market prices of the equity securities adjusted for liquidity, as necessary. These securities transactions are recorded on a trade date basis. Any unrealized appreciation or depreciation on investment securities is reported in the Condensed Consolidated Statement of Operations within Unrealized Loss on Equity Securities. The unrealized loss on equity securities was $7.9 million, and $57.1 million, for the years ended December 31, 2022 and 2021, respectively.
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
Intangible Assets
Intangible assets primarily consist of developed technology, customer lists/relationships, non-compete agreements, intellectual property agreements, export licenses and trade names/trademarks. They are amortized ratably over a range of 1 to 15 years, which approximates customer attrition rate and technology obsolescence. The Company assesses the carrying value of its intangible assets for impairment each year. Based on its assessments, the Company has recorded impairment of $4.6 million and zero during the years ended December 31, 2022 and 2021, respectively.
Acquired In-Process Research and Development (“IPR&D”)
In accordance with authoritative guidance, the Company recognizes IPR&D at fair value as of the acquisition date, and subsequently accounts for it as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. Once an IPR&D project has been completed, the useful life of the IPR&D asset is determined and amortized accordingly. If the IPR&D asset is abandoned, the remaining carrying value is written off. During fiscal year 2014, the Company acquired IPR&D through the acquisition of AirPatrol, in 2015 through the acquisition of the assets of LightMiner, in 2019 through the acquisitions of Locality, Jibestream and certain assets of GTX, in 2020 through the SYSTAT licensing agreement, the acquisition of certain assets of Ten Degrees, and the acquisition of Nanotron, and in 2021 through the acquisitions of Game Your Game, certain assets of Visualix, CXApp and IntraNav. The Company's IPR&D is comprised of AirPatrol, LightMiner, Locality, Jibestream, GTX, SYSTAT, Ten Degrees, Nanotron, Game Your Game, Visualix, CXApp and IntraNav, which was valued on the date of the acquisition. As of the years ended December 31, 2022 and 2021 there was no IPR&D capitalized on the consolidated balance sheets.
The Company continues to seek additional resources, through both capital raising efforts and meeting with industry experts, for further development of these technologies. Through December 31, 2022, the Company has made some progress with raising capital since these acquisitions, building their pipeline and getting industry acknowledgment. The Company has been recognized by leading industry analysts in a report on leading indoor positioning companies and was also awarded the IoT Security Excellence award by TMC and Crossfire Media. Management remains focused on growing revenue from these products and continues to pursue efforts to recognize the value of the technologies. If the Company chooses to abandon these efforts, or if the Company determines that such funding is not available, the related technologies could be subject to significant impairment.

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
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
The Company has recorded impairment of goodwill of $7.6 million and $14.8 million during the years ended December 31, 2022 and 2021, respectively.
Other Long Term Investments
The Company invests in certain equity-method investments: When the Company does not have a controlling financial interest in an entity but can exert significant influence over the entity’s operating and financial policies, the investment is accounted for either (i) under the equity method of accounting or (ii) at fair value by electing the fair value option available under U.S. GAAP. The Company accounted for its equity investment under the equity method of accounting, as the Company is deemed to have significant influence. The Company generally recognizes its share of the equity method investee’s earnings on a three-month lag in instances where the investee’s financial information is not sufficiently timely from the Company’s reporting period. The Company evaluates an equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. See Note 14.
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
Leases and Right-of-Use Assets
The Company determines if an arrangement is a lease at its inception. Operating lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company generally uses their incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments, because the implicit rate of the lease is generally not known. Right-of-use assets related to the Company's operating lease liabilities are measured at lease inception based on the initial measurement of the lease liability, plus any prepaid lease payments and less any lease incentives. The Company's lease terms that are used in determining their operating lease liabilities at lease inception may include options to extend or terminate the leases when it is reasonably certain that the Company will exercise such options. The Company amortizes their right-of-use assets as operating lease expense generally on a straight-line basis over the lease term and classify both the lease amortization and imputed interest as operating expenses. The Company does not recognize lease assets and lease liabilities for any lease with an original lease term of less than one year.

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
Research and Development
Research and development costs consist primarily of professional fees and compensation expense. All research and development costs are expensed as incurred. Research and development costs as of December 31, 2022 and 2021 were $17.7 million and $14.1 million, respectively.
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
Non-Controlling Interest

The Company has an 82.5% equity interest in Inpixon India, a 99.97% equity interest in Inpixon Philippines and a 55.4% equity interest in Game Your Game as of December 31, 2022. The portion of the Company’s equity attributable to this third party non-controlling interest was approximately $(0.1) million and $1.7 million as of December 31, 2022 and 2021, respectively. The Company disposed of its equity interest in Inpixon Philippines in connection with the Closing of the Transactions disclosed under Note 32 herein, which include the Enterprise Apps Spin-off and the Merger.
Foreign Currency Translation
Assets and liabilities related to the Company’s foreign operations are calculated using the Indian Rupee, Canadian Dollar, British Pound, Philippine Peso and Euro, and are translated at end-of-period exchange rates, while the related revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments are recorded as a separate component of consolidated stockholders’ equity, totaling a gain/(loss) of approximately $1.0 million and $(0.6) million for the years ended December 31, 2022 and 2021, respectively. Gains or losses resulting from transactions denominated in foreign currencies are included in general and administrative expenses in the consolidated statements of operations. The Company engages in foreign currency denominated transactions with customers that operate in functional currencies other than the U.S. dollar. Aggregate foreign currency net transaction losses were not material for the years ended December 31, 2022 and 2021.
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
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
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
Professional services are also contracted on the fixed fee and time and materials basis. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts including maintenance service provided by in house personnel, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the years ended December 31, 2022 and 2021, the Company did not incur any such losses. These amounts are based on known and estimated factors.
License Revenue Recognition

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
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
Contract Balances
The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had deferred revenue of approximately $3.5 million and $4.8 million as of December 31, 2022 and 2021, respectively, related to cash received in advance for product maintenance services and professional services provided by the Company’s technical staff. The Company expects to satisfy its remaining performance obligations for these maintenance services and professional services, and recognize the deferred revenue and related contract costs over the next twelve months.
Costs to Obtain a Contract
The Company recognizes eligible sales commissions as an asset as the commissions are an incremental cost of obtaining a contract with the customer and the Company expects to recover these costs. The capitalized costs are amortized over the expected contract term.
Cost to Fulfill a Contract
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
Multiple Performance Obligations

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
The Company enters into contracts with customers for its technology that include multiple performance obligations. Each distinct performance obligation was determined by whether the customer could benefit from the good or service on its own or together with readily available resources. The Company allocates revenue to each performance obligation based on its relative standalone selling price. The Company's process for determining standalone selling price considers multiple factors including the Company's internal pricing model and market trends that may vary depending upon the facts and circumstances related to each performance obligation.
Sales and Use Taxes
The Company presents transactional taxes such as sales and use tax collected from customers and remitted to government authorities on a net basis.
Shipping and Handling Costs
Shipping and handling costs are expensed as incurred as part of cost of revenues. These costs were deemed to be nominal during each of the reporting periods.
Advertising Costs
Advertising costs are expensed as incurred. The Company incurred advertising costs, which are included in selling, general and administrative expenses of approximately $0.6 million and $0.4 million during the years ended December 31, 2022 and 2021, respectively.
Stock-Based Compensation
The Company accounts for options granted to employees, consultants and other non-employees by measuring the cost of services received in exchange for the award of equity instruments based upon the fair value of the award on the date of grant. The fair value of that award is then ratably recognized as an expense over the period during which the recipient is required to provide services in exchange for that award. Forfeitures of unvested stock options are recorded when they occur.
The Company incurred stock-based compensation charges of approximately $3.7 million and $10.9 million for each of the years ended December 31, 2022 and 2021, respectively, which are included in general and administrative expenses.
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
The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the years ended December 31, 2022 and 2021:

	For the Years Ended December 31,
	2022	2021
Options	351,587	252,006
Warrants	6,212,026	1,285,428
Convertible preferred stock	13	525,345
Earnout reserve	—	147,493
Totals	6,563,626	2,210,272

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
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

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the years ended December 31, 2022 and 2021.

Fair value measurements are applied, when applicable, to determine the fair value of our long-lived assets and goodwill. We recorded non-cash impairment charges as discussed further in Note 13. The fair value measurement of these assets is categorized as a Level 3 measurement as the valuation techniques require the use of significant unobservable inputs.

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
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
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
Based on its assessments, the Company has recorded impairment of goodwill and intangibles of $12.2 million and $14.8 million during the years ended December 31, 2022 and 2021, respectively.
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
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
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
Revenues consisted of the following (in thousands):

	For the Years Ended December 31,
	2022	2021
Recurring revenue
Hardware	$—	$3
Software	9,530	7,152
Professional services	—	35
Total recurring revenue	$9,530	$7,190

Non-recurring revenue
Hardware	$3,906	$3,830
Software	1,544	1,974
Professional services	4,438	3,001
Total non-recurring revenue	$9,888	$8,805

Total Revenue	$19,418	$15,995

	For the Years Ended December 31,
	2022	2021
Revenue recognized at a point in time
Indoor Intelligence (1)	$4,037	$4,371
Saves (1)	1,413	1,436
Shoom (1)	—	—
Total	$5,450	$5,807

Revenue recognized over time
Indoor Intelligence (2) (3)	$10,576	$6,676
Saves (3)	1,362	1,501
Shoom (3)	2,030	2,011
Total	$13,968	$10,188

Total Revenue	$19,418	$15,995

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
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

Note 4 - Game Your Game Acquisition
On April 9, 2021, the Company acquired Game Your Game, and its wholly owned subsidiary Active Mind to further the Company's strategy to reach the end customer with apps in the growing sports analytics space. In exchange for a purchase price of $3.1 million the Company acquired 522,000 shares of the Company's common stock from Game Your Game, which represent 55.4% of the outstanding shares of Common Stock of Game Your Game. The goodwill of $0.5 million arising from the acquisition consists of an acquired workforce, as well as synergies and economies of scale expected from combined operations of Inpixon and Game Your Game.

The following table represents the purchase price (in thousands).

Cash	$1,667
Stock (15,721 number of common stock shares)	1,403
Total Purchase Price	$3,070

The acquisition is being accounted for as a business combination in accordance with ASC 805 Business Combinations. The Company has determined the fair values of the assets acquired and liabilities assumed in the acquisition.

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
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

Note 5 - Visualix Acquisition
On April 23, 2021 (the “Closing Date”), the Company entered a certain asset purchase agreement by and among the Company, Visualix GmbH i.L. (the “Visualix”), Darius Vahdat-Pajouh and Michal Bucko (each, a “Founder,” and collectively, the “Founders”), and Future Energy Ventures Management GmbH (“FEVM”).

Prior to the Closing Date, Visualix owned and operated certain computer vision, robust localization, large-scale navigation, mapping, and 3D reconstruction technologies (collectively, the “Underlying Technology”). In accordance with the terms of the asset purchase agreement, the Company purchased from Visualix the entirety of its assets consisting primarily of intellectual property including the underlying technology. Additionally, the Company purchased certain patent applications related to the underlying technology from FEVM. The Company acquired Visualix to rapidly advance our 3D mapping and to add

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
augmented reality and computer vision capabilities to our product and our product/engineering teams. This innovation is important to our product roadmap and will allow us to stay ahead of the competition.

In consideration of the transactions (the “Consideration”) contemplated by the Asset Purchase Agreement, the Company:
1.remitted a cash payment in the amount of Fifty Thousand Euros (EUR €50,000) to Visualix
2.issued 4,224 shares of Common Stock to Visualix; and
3.issued 704 to shares of Common Stock to FEVM.

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

The following table represents the purchase price (in thousands).

Cash	$61
Stock (4,928 common stock shares at $87.00 per share)	429
Total Purchase Price	$490

Assets Acquired (in thousands):

Developed Technology	$429
Non-compete Agreements	61
Total Purchase Price	$490

Note 6 - CXApp Acquisition

On April 30, 2021, the Company acquired Design Reactor, Inc. (“CXApp”) which enables corporate enterprise organizations to provide a custom-branded, location-aware employee app focused on enhancing the workplace experience and hosting virtual and hybrid events. An important aspect of the Company’s strategy towards delivering a comprehensive indoor intelligence offering required direct engagement with the end-user through an app. With the CXApp acquisition, the Company was able to establish that direct engagement, eliminating the need for a third part app developer partner. The transaction was attractive to the Company because it would complete its strategic vision to have the most comprehensive suite of indoor intelligence solutions, was anticipated to be accretive to earnings and revenue, increase the Company’s average selling price and result in the acquisition of several marquee customers. In exchange for the aggregate purchase price of $32.1 million, the Company acquired all of the outstanding capital of the CXApp, incorporated in the State of California. The price was subject to certain post-closing adjustments based on actual working capital as of the closing as described in the stock purchase agreement. The goodwill of $15.3 million arising from the acquisition consists of an acquired workforce, as well as synergies and economies of scale expected from combined operations of Inpixon and the CXApp.

The following table represents the purchase price (in thousands).

Cash	$22,132
Stock (117,994 common stock shares at $84.75 per share)	10,000
Total Purchase Price	$32,132

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

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
$0.2 million to account for work capital adjustments. The following represents the amounts that were recorded to Acquisition Liability (in thousands):

Acquisition Liability
Current
Option payout	$296
Bonus payout	34
Seller transaction expenses	72
Miscellaneous accrued expenses	174
Total current	$576

Noncurrent
Option payout	$493
Bonus payout	57
Holdback funds	4,875
Total noncurrent	5,425
6,001
Less adjustment to holdback funds due to measurement period adjustment	(209)
Less payments made during the year ended December 31, 2021	(460)
Less payments made during the year ended December 31, 2022	(5,135)
Total acquisition liability	$197

In connection with the Acquisition, the Company was required to pay an additional amount up to $12.5 million to certain select sellers of CXApp shares (payable in shares of the Company’s common stock based on a per share price of $1.13, subject to stockholder approval) in contingent earnout payments subject to CXApp meeting certain revenue targets on the one year anniversary of the Acquisition date. (the "Earnout Payment"). The Earnout Payment was subject to and conditioned upon each individual select seller's continued active employment or service with the Company at the time of the earnout payment date. The Earnout Payment was treated as post-combination compensation expense.

On December 30, 2021, the Company entered into an Amendment to Stock Purchase Agreement (the "Amendment"), with the sellers' representative, pursuant to which the parties to the Purchase Agreement agreed to (i) amend the amount of the earnout target from $8.3 million to $4.2 million; (ii) amend the duration of the earnout period from the period of the closing date through twelve month anniversary to the closing date to the period from the closing date through December 31, 2021; and (iii) eliminate the sellers' representative's right to accelerate the Earnout Payment upon a sale or change of control of the Company.

The Acquisition is being accounted for as a business combination in accordance with ASC 805 Business Combinations. The Company has determined fair values of the assets acquired and liabilities assumed in the Acquisition.

The Company has made an allocation of the purchase price of the Acquisition to the assets acquired and the liabilities assumed as of the purchase date. The following table summarizes the purchase price allocations relating to the Acquisition (in thousands):

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Fair Value Allocation
Assets acquired:
Cash and cash equivalents	$1,153
Trade and other receivables	1,626
Prepaid expenses and other current assets	68
Property, plant, and equipment	6
Tradename	2,170
Developed technology	8,350
Customer relationships	5,020
Non-compete agreements	2,690
Goodwill	15,306
Total assets acquired	$36,389

Liabilities assumed:
Accounts payable	$203
Deferred revenue	1,319
Accrued expenses and other liabilities	116
Deferred tax liability	2,591
Other tax liability, noncurrent	28
Total liabilities assumed	4,257
Estimated fair value of net assets acquired:	$32,132

The value of the intangibles and goodwill were calculated by a third party valuation firm based on projections and financial data provided by management of the Company. The assets were valued using a combination of multi-period excess earnings methodologies, a relief from royalty approach, a discounted cash flow approach and present value of cash flows approach. The goodwill represents the excess fair value after the allocation to the intangibles. The calculated goodwill is not tax deductible for tax purposes.
Total acquisition-related costs for the Acquisition incurred during the year ended December 31, 2021 was $0.5 million and is included in acquisition-related costs in the Company’s Statements of Operations. The below table details the acquisition-related costs for the Acquisition (in thousands):

Accounting fees	$115
Legal fees	389
Total acquisition costs	$504
On March 3, 2022, we entered into a Second Amendment to that certain Stock Purchase Agreement, dated as of April 30, 2021 (the "CXApp Stock Purchase Agreement"), by and among the Company, Design Reactor, Inc. (the "CXApp") and the holders of the outstanding capital stock of CXApp (the "Sellers") with the Sellers' Representative (as defined in the CXApp Stock Purchase Agreement), pursuant to which the parties agreed that withholding taxes payable by certain of the Sellers, as applicable, in connection with the issuance of the Earnout Shares (as defined in the CXApp Purchase Agreement) would be offset up to the aggregate amount payable to such Seller by the Company from the Holdback Amount (as defined in the CXApp Purchase Agreement) and the Holdback Amount would be reduced by an equal amount. On March 3, 2022, the Company issued 144,986 shares of common stock to the Sellers in connection with the satisfaction of the Earnout Payment (as defined in the CXApp Purchase Agreement). The fair market value of the Earnout Shares issued of $3.7 million was lower than the fair market value of the Earnout Shares as of December 31, 2021 of $6.5 million, and therefore the Company recorded a benefit of

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
$2.8 million for the year ended December 31, 2022, which is included in the General and Administrative costs of the condensed consolidated statements of operations.
Note 7 - IntraNav Acquisition
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

The Acquisition is being accounted for as a business combination in accordance with ASC 805. The Company has determined the fair values of the assets acquired and liabilities assumed in the Acquisition. The Company has made the allocation of the purchase price of the Acquisition to the assets acquired and the liabilities assumed as of the purchase date. The following table summarizes the purchase price allocations relating to the Acquisition:

Cash Considerations (EUR)	€1,000,000
Less: IntraNav's indebtedness in excess of EUR 150,000	—
Total Purchase Price (EUR)	€1,000,000
Total Purchase Price (USD) - at 1.13249 USD per EUR	$1,132,490

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

Note 8 - Proforma Financial Information
CXApp Proforma Financial Information
The following unaudited proforma financial information presents the consolidated results of operations of the Company and CXApp for the year ended December 31, 2021, as if the acquisition had occurred as of the beginning of the first period presented instead of on April 30, 2021. The proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during the period.
The proforma financial information for Game Your Game, Visualix and IntraNav have not been presented as it is deemed immaterial.

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
The proforma financial information for the Company and CXApp is as follows (in thousands):

For the Years Ended December 31,
2021
Revenues	$17,845
Net loss attributable to common stockholders	$(77,927)
Net loss per basic and diluted common share	$(50.30)
Weighted average common shares outstanding:
Basic and Diluted	1,549,160
Note 9 - Inventory
Inventory as of December 31, 2022 and 2021 consisted of the following (in thousands):

	As of December 31,
	2022	2021
Raw materials	$351	$163
Work-in-process	127	539
Finished goods	1,964	1,274
Inventory	$2,442	$1,976

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 10 - Property and Equipment, net
Property and equipment as of December 31, 2022 and 2021 consisted of the following (in thousands):

	As of December 31,
	2022	2021
Computer and office equipment	$2,119	$1,961
Furniture and fixtures	448	447
Leasehold improvements	47	50
Software	849	868
Total	3,463	3,326
Less: accumulated depreciation and amortization	(2,197)	(1,884)
Total Property and Equipment, Net	$1,266	$1,442
Depreciation and amortization expense were approximately $0.4 million and $0.4 million for both the years ended December 31, 2022 and 2021, respectively.
Note 11 - Investment in Equity Securities
Investment securities—fair value consist of investments in the Company’s investment in shares and rights of equity securities. The composition of the Company’s investment securities—fair value was as follows (in thousands):

December 31, 2022	Cost	Fair Value
Investments in equity securities -fair value
Equity shares	$54,237	$328
Equity rights	11,064	2
Total investments in equity securities - fair value	$65,301	$330

We entered into a note purchase agreement with Sysorex, as amended from time to time, pursuant to which we agreed to loan Sysorex up to an aggregate principal amount of $10.0 million on a revolving credit basis (the "Sysorex Note"). On March 1, 2020, we agreed to extend the maturity date of the note from December 31, 2020 to December 31, 2022. On April 14, 2021, we entered into a Securities Settlement Agreement (the “SSA”) and a Rights Letter Agreement (the “RLA”), with Sysorex, whereby it agreed to satisfy in full its outstanding debt, in the aggregate amount of approximately $9.1 million as of March 31, 2021, owed to the Company, including but, not limited to, amounts outstanding under the Sysorex Note (the “Debt Settlement”). To effect the Debt Settlement, Sysorex agreed to issue to us 12,972,189 shares of its common stock and rights to acquire 3,000,000 shares of its common stock pursuant to the terms of the RLA. The Debt Settlement was entered into in connection with Sysorex’s closing of a reverse triangular merger with TTM Digital Assets & Technologies, Inc. As of December 31, 2022 and 2021 the fair value of the Sysorex shares and rights to acquire shares were $0.01 million and $1.8 million, respectively.

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

On September 15, 2022, FOXO Legacy consummated a business combination with Delwinds Insurance Acquisition Corp., now known as FOXO Technologies Inc. ("FOXO"), which qualified as a qualified offering as defined in the April 2022 Purchase Agreement. This qualified offering triggered a mandatory conversion of the convertible note to FOXO Legacy common stock which was then automatically converted into 891,124 shares of FOXO Class A common stock, par value $0.0001 (“FOXO

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

common stock”) upon closing of the business combination. The Company recognized an unrealized gain on conversion of $0.8 million to be recognized in the statement of operations for the year ended December 31, 2022.

FOXO common stock is traded in active markets, as the security is trading under “FOXO” on the NYSE American. FOXO common stock is accounted for as available-for-sale equity securities based on “Level 1” inputs, which consist of quoted prices in active markets, with unrealized holding gains and losses included in earnings. The fair value was determined by the closing trading price of the security as of December 31, 2022. The Company recognized an unrealized loss on FOXO common stock of $6.1 million to be recognized in the statement of operations for the year ended December 31, 2022. As of December 31, 2022 and 2021 the fair value of the FOXO shares was $0.32 million and $—, respectively.

For the year ended December 31, 2022 and 2021, the Company recognized a net unrealized loss on investments in equity securities of $7.9 million and $57.1 million on the statement of operations.

Note 12 - Software Development Costs, net
Capitalized software development costs as of December 31, 2022 and 2021 consisted of the following (in thousands):

	As of December 31,
	2022	2021
Capitalized software development costs	$5,324	$4,463
Accumulated amortization	(3,572)	(2,671)
Software development costs, net	$1,752	$1,792
The Company tests its long lived assets for potential impairment at least annually, or more frequently if an event or other circumstance indicates that the Company may not be able to recover the carrying amount of the net assets of the reporting unit. There was no impairment recorded for the years ended December 31, 2022 and 2021.
The weighted average remaining amortization period for the Company’s software development costs is 2.4 years.
Amortization expense for capitalized software development costs was approximately $1.0 million and $0.9 million for each of the years ended December 31, 2022 and 2021.
Future amortization expense on the computer software is anticipated to be as follows (in thousands):

For the Years Ending December 31,	Amount
2023	$729
2024	586
2025	264
2026	173
2027 and thereafter	—
Total	$1,752

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 13 - Goodwill and Intangible Assets
The Company reviews goodwill for impairment on a reporting unit basis on December 31 of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The Company’s significant assumptions in these analyses include, but are not limited to, project revenue, the weighted average cost of capital, the terminal growth rate, derived multiples from comparable market transactions and other market data. The Company's goodwill balance and other assets with indefinite lives were evaluated for potential goodwill impairment on a reporting unit basis during the period ended June 30, 2022, as certain indications on a qualitative and a quantitative basis were identified that an impairment exists as of the reporting date primarily from a sustained decrease in their stock price.

The Company utilized a mix of both the income and market approaches in determining the fair value of the reporting units. The Company noted that 50% weight was attributed to the income approach and 50% was attributed to the market approach.

During the year ended December 31, 2022, the Company recognized approximately $7.6 million of goodwill impairment on Systat, GTX, Nanotron, Jibestream, CXApp, Game Your Game, and IntraNav. During the year ended December 31, 2022, the Company's cumulative impairment charges are approximately $31.0 million with approximately $29.1 million related to the Indoor Intelligence reporting unit, approximately $1.2 million related to the Shoom reporting unit and approximately $0.7 million related to the SAVES reporting unit.

As of December 31, 2021, the Company's cumulative goodwill impairment charges were approximately $23.4 million with approximately $22.2 million related to the Indoor Intelligence reporting unit and approximately $1.2 million related to the Shoom reporting unit.
The following table summarizes the changes in the carrying amount of Goodwill for the year ended December 31, 2022 (in thousands):

Segments	Saves	Indoor Intelligence
Acquisition	Systat	GTX	Nanotron	Locality	Jibestream	CXApp	Game Your Game	IntraNav	Total
Balance as of January 1, 2021	$520	$2	$3,931	$672	$1,463	$—	$—	$—	$6,588
Goodwill additions through acquisitions	200	—	—	—	—	17,432	286	482	18,400
Goodwill impairment	—	(1)	(2,263)	(689)	(967)	(10,239)	(307)	(323)	(14,789)
Valuation measurement period adjustments	(25)	—	(255)	—	—	(2,127)	173	—	(2,234)
Exchange rate fluctuation at December 31, 2021	—	—	(294)	17	(16)	—	—	—	(293)
Balance as of January 1, 2022	$695	$1	$1,119	$—	$480	$5,066	$152	$159	$7,672
Goodwill impairment	(695)	(1)	(1,035)	—	(474)	(5,066)	(152)	(147)	(7,570)
Exchange rate fluctuation at December 31, 2022	—	—	(84)	—	(6)	—	—	(12)	(102)
Balance as of December 31, 2022	$—	$—	$—	$—	$—	$—	$—	$—	$—
As of December 31, 2022 and 2021 there was no goodwill allocated for the Shoom segment.

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Intangible assets at December 31, 2022 and 2021 consisted of the following (in thousands):

	December 31,							Remaining Weighted Average Useful Life
	2022				2021
	Gross Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
IP Agreement	$162	$(91)	$—	$71	$172	$(54)	$118	1.75
Trade Name/Trademarks	3,590	(1,414)	(593)	1,583	$3,602	$(662)	$2,940	3.38
Webstores & Websites	404	(258)	(146)	—	404	(123)	281	1.08
Customer Relationships	9,121	(2,776)	(749)	5,596	9,294	(1,440)	7,854	4.96
Developed Technology	21,777	(5,385)	(2,921)	13,471	22,175	(3,010)	19,165	7.55
Non-compete Agreements	4,270	(2,488)	(220)	1,562	4,786	(1,666)	3,120	1.52
Totals	$39,324	$(12,412)	$(4,629)	$22,283	$40,433	$(6,955)	$33,478
The Company reviews intangible and other long-lived assets for impairment on an asset group basis on December 31 of each year and whenever events or changes in circumstances indicate the carrying value of intangibles and other long-lived assets may not be recoverable.
During the year ended December 31, 2022, the Company assessed its long-lived asset groups for impairment due to qualitative triggering events that consisted of missing operating projections, a sustained decrease in stock price, and planned divestitures to sell and/or dispose of long-lived assets before the end of their useful lives. Therefore, the Company calculated the fair value of each asset group’s long-lived assets by utilizing fair value methodologies that are most applicable to each specific asset group. These fair value methodologies included an income based approach, a market based approach and a cost based approach. The Company compared the fair value of each asset group’s long-lived assets to their carrying value as of December 31, 2022. The Company determined that the carrying value of the long-lived assets included in the SAVES and Indoor Intelligence segments were greater than their fair values as of December 31, 2022. Therefore, an impairment loss of $1.5 million and $3.1 million was recorded in the SAVES and Indoor Intelligence segments as of December 31, 2022.
Aggregate Amortization Expense:
Aggregate amortization expense for the years ended December 31, 2022 and 2021 were $6.1 million and $5.1 million, respectively.
Future amortization expense on intangibles assets is anticipated to be as follows (in thousands):

For the Years Ending December 31,	Amount
2023	4,663
2024	3,841
2025	3,430
2026	2,841
2027	2,494
2028 and thereafter	5,014
Total	22,283

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 14 - Other Long Term Investments

In 2020, the Company paid $1.8 million for 599,999 Class A Units and 2,500,000 Class B Units of Cardinal Ventures Holdings LLC, a Delaware limited liability (“CVH”). The Company is a member of CVH. CVH owns certain interests in KINS Capital, LLC, the sponsor entity (the “Sponsor”) to KINS Technology Group Inc., a Delaware corporation and special purpose acquisition company ("KINS") with which the Company entered into the Business Combination (see “Enterprise Apps Spin-off and Business Combination” under Note 1 above and “Recent Events - Enterprise Apps Spin-off and Business Combination” section under Part II, Item 7 herein for more details). The $1.8 million purchase price was paid on October 12, 2020 and therefore is the date the purchase of the Units was closed. On December 16, 2020, the Company increased its capital contribution by $0.7 million in exchange for an additional 700,000 Class B Units. The capital contribution was used by CVH to fund the Sponsor's purchase of securities in KINS. The underlying subscription agreement provides that each Class A Unit and each Class B Unit represents the right of the Company to receive any distributions made by the Sponsor on account of the Class A Interests and Class B Interests, respectively, of the Sponsor.
The Company generally records its share of earnings in its equity method investments using a three-month lag methodology and within net investment income. During the period January 1, 2021 to December 31, 2021 and January 1, 2022 to December 31, 2022, CVH had no operating results as CVH is a holding company. CVH only contains units and has not been allocated shares of KINS, therefore CVH is not allocating any portion of income or expense incurred by KINS. As such, there was no share of earnings recognized by the Company in its statement of operations on its proportional equity investment.
The following component represents components of Other long-term investments as of December 31, 2022:

	Ownership interest as of December 31,
	2022	Instrument Held
Investee
CVH LLC Class A	14.1%	Units
CVH LLC Class B	38.4%	Units
The Company performed a valuation over the CVH units and determined that the Company's investment in CVH is impaired. The Company believes that the impairment is other than temporary, due to the significant difference between the carrying value and fair value and the Company's plan to dispose of the investment in February 2023, which plan was carried out (See below and see Note 32). Therefore, the Company recognized an impairment on the Company's investment in CVH of approximately $1.8 million as of December 31, 2022.
Inpixon’s investment in equity method eligible entities are represented on the balance sheet as an asset of $0.7 million and $2.5 million as of December 31, 2022 and December 31, 2021, respectively. Ownership interest in equity method eligible entities did not change from the year ended December 31, 2021 to December 31, 2022.
On July 1, 2022, the Company loaned $150,000 to CVH. The loan bears no interest and is due and payable in full on the earlier of: (i) the date by which KINS has to complete a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “business combination”), and (ii) immediately prior to the date of consummation of the business combination of KINS, unless accelerated upon the occurrence of an event of default. Nadir Ali, the Company’s Chief Executive Officer and director, is also a member in CVH through 3AM, LLC, which is a member of CVH, and which may, in certain circumstances, be entitled to manage the affairs of CVH. As a result of the closing of the Business Combination, the loan was repaid on March 15, 2023.
On February 27, 2023, the Company entered into Limited Liability Company Unit Transfer and Joinder Agreements with certain of the Company’s employees and directors (the “Transferees”), pursuant to which (i) the Company transferred all of its Class A Units of CVH (the “Class A Units”), an aggregate of 599,999 Class A Units, to the Transferees as bonus consideration in connection with each Transferee’s services performed for and on behalf of the Company as an employee, as applicable, and (ii) each Transferee became a member of CVH and a party to the Amended and Restated Limited Liability Company Agreement of CVH, dated as of September 30, 2020.
Note 15 - Deferred Revenue

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Deferred revenue as of December 31, 2022 and 2021 consisted of the following (in thousands):

	As of December 31,
	2022	2021
Deferred Revenue
Maintenance agreements	$3,235	$4,183
Service agreements	250	622
Total Deferred Revenue	$3,485	$4,805
The fair value of the deferred revenue approximates the services to be rendered.

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 16 - Accrued Liabilities

Accrued liabilities as of December 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	As of December 31,
	2022	2021
Accrued compensation and benefits	$1,242	$8,027
Accrued interest expense	1,197	1,012
Accrued bonus and commissions	848	597
Accrued other	746	707
Accrued sales and other indirect taxes payable	322	322
	$4,355	$10,665

Note 17 - Debt
Debt as of December 31, 2022 and 2021 consisted of the following (in thousands):

Short-Term Debt	Maturity	2022	2021
March 2020 10% Note	3/18/2023	$—	$3,251
July 2022 Promissory Note (net of $760 debt discount)	7/22/2023	6,045	—
Dec 2022 Promissory Note (net of $1,880 debt discount)	12/30/2023	6,520	—
Third party note payable	6/30/2023	1,078	239
Total Short-Term Debt		$13,643	$3,490

Interest expense on the short-term debt totaled approximately $1.1 million and $0.7 million which is inclusive of approximately $0.5 million and $0.2 million that was amortized to interest expense from the combined amortization of deferred financing costs and note discounts recorded at issuance for the Short Term Debt for the periods ending December 31, 2022 and 2021, respectively.

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
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

On February 11, 2021, the Company entered into an exchange agreement with Iliad, pursuant to which the Company and Iliad agreed to: (i) partition a new promissory note in the form of the March 2020 10% Note equal to $1.5 million and then cause the outstanding balance of the March 2020 10% Note to be reduced by $1.5 million; and (ii) exchange the partitioned note for the delivery of 11,919 shares of the Company’s Common Stock, at an effective price per share equal to $125.85. The Company analyzed the exchange of the principal under the March 2020 10% Note as an extinguishment and compared the net carrying value of the debt being extinguished to the reacquisition price (shares of common stock being issued) and recorded approximately a $0.03 million loss on the exchange of debt for equity as a separate item in the other income/expense section of the consolidated statements of operations for the year ended December 31, 2021.

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

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Effective as of March 16, 2022, we entered into a third amendment (the “Third Amendment”) to the March 2020 10% Note which was accounted for as a modification. Pursuant to the terms of the Third Amendment, the maturity date of the March 2020 10% Note was extended from March 18, 2022 to March 18, 2023 (the “Maturity Date Extension”). In exchange for the Maturity Date Extension, we agreed to pay a 2% extension fee in the amount of approximately $0.06 million (the “Extension Fee”), which was added to the outstanding balance of the March 2020 10% Note.
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
On October 17, 2022, the Company entered into an exchange agreement with Iliad, pursuant to which the Company and Iliad agreed to: (i) partition a new promissory note in the form of the March 2020 10% Note equal to approximately $0.4 million and then cause the outstanding balance of the March 2020 10% Note to be reduced by approximately $0.4 million; and (ii)

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

exchange the partitioned note for the delivery of 83,682 shares of the Company’s common stock, at an effective price per share equal to $4.78. The Company analyzed the exchange of the principal under the March 2020 10% Note as an extinguishment and compared the net carrying value of the debt being extinguished to the reacquisition price (shares of common stock being issued) and there was no loss on the exchange for debt for equity.
Subsequent to year end, the Company entered into additional exchange agreements with Illiad and the note has been satisfied in full. See Note 32 for details.
July 2022 Note Purchase Agreement and Promissory Note

On July 22, 2022, the Company entered into a note purchase agreement (the "Purchase Agreement") with Streeterville Capital, LLC (the “Holder”), pursuant to which the Company agreed to issue and sell to the Holder an unsecured promissory note (the “July 2022 Note”) in an aggregate initial principal amount of $6.5 million (the “Initial Principal Amount”), which is payable on or before the date that is 12 months from the issuance date (the “Maturity Date”). The Initial Principal Amount includes an original issue discount of $1.5 million and $0.02 million that the Company agreed to pay to the Holder to cover the Holder’s legal fees, accounting costs, due diligence, monitoring and other transaction costs. In exchange for the Note, the Holder paid an aggregate purchase price of $5.0 million (the “Transaction”). Interest on the Note accrued at a rate of 10% per annum, which is payable on the maturity date. We may pay all or any portion of the amount owed earlier than it is due; provided that in the event we may elect to prepay all or any portion of the outstanding balance, it shall pay to the Holder 115% of the portion of the outstanding balance we may elect to prepay. Beginning on the date that is 6 months from the issue date and at the intervals indicated below until the Note is paid in full, the Holder shall have the right to redeem up to an aggregate of 1/3 of the initial principal balance of the Note for cash each month. The July 2022 Note includes customary event of default provisions, subject to certain cure periods, and provides for a default interest rate of 22%. Upon the occurrence of an event of default (except default due to the occurrence of bankruptcy or insolvency proceedings), the Holder may, by written notice, declare all unpaid principal, plus all accrued interest and other amounts due under the July 2022 Note to be immediately due and payable. Upon the occurrence of bankruptcy-related event of default, without notice, all unpaid principal, plus all accrued interest and other amounts due under the July 2022 Note will become immediately due and payable at the mandatory default amount. Under the terms of the July 2022 Note, if the note is still outstanding after 6 months from the issuance date, or as of January 22, 2023, a 10% monitoring fee would be added to the balance of the note. On January 31, 2023, the Holder agreed to reduce the one time monitoring fee from 10% to 5%. The Company accrued the pro-rata portion of the monitoring fee of $0.3 million as of December 31, 2022 which added to the note balance.

December 2022 Note Purchase Agreement and Promissory Note
On December 30, 2022, we entered into a note purchase agreement with Streeterville Capital, LLC (the "Holder"), pursuant to which we agreed to issue and sell to the Holder an unsecured promissory note (the "December 2022 Note") in an aggregate initial principal amount of $8.4 million, which is payable on or before the date that is 12 months from the issuance date. The initial principal amount of includes an original issue discount of $1.9 million and $0.02 million that we agreed to pay to the Holder to cover the Holder's legal fees, accounting costs, due diligence, monitoring and other transaction costs. In exchange for the Note, the Holder paid an aggregate purchase price of $6.5 million.

Interest on the December 2022 Note accrues at a rate of 10% per annum and is payable on the maturity date or otherwise in accordance with the December 2022 Note. We may pay all or any portion of the amount owed earlier than it is due; provided that in the event we may elect to prepay all or any portion of the outstanding balance, it shall pay to the Holder 115% of the portion of the outstanding balance we may elect to prepay. Beginning on the date that is 6 months from the issuance date and at the intervals indicated below until the December 2022 Note is paid in full, the Holder shall have the right to redeem up to an aggregate of 1/6th of the initial principal balance of the December 2022 Note plus any interest accrued thereunder each month by providing written notice delivered to us; provided, however, that if the Holder does not exercise any monthly redemption amount in its corresponding month then such monthly redemption amount shall be available for the Holder to redeem in any further month in addition to such future month's monthly redemption amount.

Upon receipt of any monthly redemption notice, we shall pay the applicable monthly redemption amount in cash to the Holder within five (5) business days of the Company's receipt of such monthly redemption notice. The December 2022 Note includes customary event of default provisions, subject to certain cure periods, and provides for a default interest rate of 22%. Upon the occurrence of an event of default (except default due to the occurrence of bankruptcy or insolvency proceedings), the Holder may, by written notice, declare all unpaid principal, plus all accrued interest and other amounts due under the December 2022

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note to be immediately due and payable. Upon the occurrence of bankruptcy-related event of default, without notice, all unpaid principal, plus all accrued interest and other amounts due under the December 2022 Note will become immediately due and payable at the mandatory default amount.
Third Party Notes Payable

Game Your Game, the Company's subsidiary, entered into promissory notes with an individual whereby it received approximately $0.2 million on October 29, 2021, approximately $0.2 million on January 18, 2022, approximately $0.1 million on March 22, 2022, approximately $0.1 million on August 17, 2022, approximately $0.1 million on September 21, 2022, approximately $0.1 million on October 26, 2022, approximately $0.1 million on November 29, 2022, and approximately $0.1 million on December 22, 2022 for funding of liabilities and working capital needs. All of the promissory notes have an interest rate of 8% and are due on or before June 30, 2023. As of December 31, 2022 the balance owed under the notes was $1.1 million.

Note 18 - Capital Raises
Registered Direct Offerings
On January 24, 2021, the Company entered into a Securities Purchase Agreement with an institutional investor, pursuant to which it sold and issued in a registered direct offering, 77,334 shares of its common stock, and warrants to purchase up to 258,065 shares of common stock at an exercise price of $116.25 per share (the “January 2021 Purchase Warrants”) for a combined purchase price of $116.25 per share and pre-funded warrants to purchase up to 180,732 shares of common stock ("January 2021 Pre-funded Warrants") at an exercise price of $0.08 per share, at a purchase price of $116.18 per share. At closing, the Company received approximately $27.8 million in net proceeds after deducting placement agent commissions and offering expenses. The January 2021 Purchase Warrant and January 2021 Pre-funded Warrant is or was immediately exercisable for one share of common stock for a period until the five year anniversary of the issuance date. The January 2021 Pre-funded Warrants were exercised in full as of February 8, 2021. In addition, the investor exercised its purchase rights for 40,000 shares of common stock pursuant to the the January 2021 Purchase Warrant on February 11, 2021.
On February 12, 2021, the Company entered into a Securities Purchase Agreement with an institutional investor, pursuant to which it sold and issued in a registered direct offering, 93,334 shares of its common stock, and warrants to purchase up to 200,000 shares of common stock at an exercise price of $150.00 per share (the “First February 2021 Purchase Warrants”) for a combined purchase price of $150.00 per share and pre-funded warrants to purchase up to 106,667 shares of common stock ("First February 2021 Pre-funded Warrants") at an exercise price of $0.08 per share, at a purchase price of $149.93 per share. At closing, the Company received approximately $27.8 million in net proceeds after deducting placement agent commissions and offering expenses. The First February 2021 Purchase Warrant and First February 2021 Pre-funded Warrant is or was immediately exercisable for one share of common stock for a period until the five year anniversary of the issuance date. The First February 2021 Pre-funded warrants were exercised in full as of February 18, 2021.
On February 16, 2021, the Company entered into a Securities Purchase Agreement with an institutional investor, pursuant to which the Company sold and issued in a registered direct offering, 40,000 shares of its common stock, and warrants to purchase up to 132,670 shares of common stock at an exercise price of $150.75 per share (the “Second February 2021 Purchase Warrants”) for a combined purchase price of $150.75 per share and pre-funded warrants to purchase up to 92,670 shares of common stock ("Second February 2021 Pre-funded Warrants") at an exercise price of $0.08 per share, at a purchase price of $150.68 per share. At closing the Company received approximately $18.5 million in net proceeds after deducting placement agent commissions and offering expenses. Each Second February 2021 Purchase Warrant and Second February 2021 Pre-funded Warrant is or was immediately exercisable for one share of common stock for a period until the, five year anniversary of the issuance date. The Second February 2021 Pre-funded warrants were exercised in full as of March 1, 2021.
On September 13, 2021, the Company entered into a Securities Purchase Agreement with certain institutional investors named therein, pursuant to which the Company sold in a registered direct offering (i) 58,750 shares of Series 7 Convertible Preferred Stock and (ii) related warrants to purchase up to an aggregate of 626,667 shares of common stock. Each share of Series 7 Convertible Preferred Stock and the related Warrants were sold at a subscription amount of $920, representing an original issue discount of 8% of the stated value of each share of Series 7 Convertible Preferred Stock for an aggregate subscription amount

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
Note 18 - Capital Raises (continued)
of $54.1 million. In connection with this offering, the Company filed a Certificate of Designation for the Series 7 Convertible Preferred Stock with the Nevada Secretary of State. The Company has authorized the issuance of 5,000,000 shares of preferred stock, of which 0 shares were issued and outstanding as of December 31, 2022. Each share of Series 7 Convertible Preferred Stock has a par value of $0.001 per share and stated value of $1,000 per share. The shares of Series 7 Convertible Preferred Stock are convertible into shares of the Company’s common stock, at a conversion price of $93.75 per share. Each share of Series 7 Convertible Preferred Stock is entitled to receive cumulative dividends, payable in the same form as dividends paid on shares of the Company’s common stock. At any time beginning on the 6-month anniversary of the date the shares of Series 7 Convertible Preferred Stock are issued and ending ninety 90 days thereafter, the holders of the Series 7 Convertible Preferred Stock have the right to redeem all or part of the shares held by such holder in cash for the redemption price equal to the stated value of such share, plus all accrued but unpaid dividends thereon and all liquidated damages and other costs, expenses or amounts due. Upon redemption, the holder of the Series 7 Convertible Preferred Stock will forfeit 75% of the warrants issued in connection therewith. The holders of the Series 7 Convertible Preferred Stock shall vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the stockholders of the Company. The Series 7 Convertible Preferred Stock and related warrants subject to forfeiture are recorded as Mezzanine Equity in the accompanying balance sheets as the holder has the option to redeem these shares for cash and the warrants are an embedded feature for the Series 7 Convertible Preferred Stock. The remaining warrants that are not subject to forfeiture are recorded within Stockholders' Equity as the remaining warrants are classified as freestanding instruments The aggregate net proceeds from the offering, after deducting the placement agent fees and other estimated offering expenses, were approximately $50.6 million. All of the shares of Series 7 Convertible Preferred Stock were redeemed in March 2022 and 75% of the related warrants were forfeited. See Note 20 for Preferred Stock and Note 23 for Warrant details.
On March 22, 2022, the Company entered into a Securities Purchase Agreement with certain institutional investors named therein, pursuant to which the Company sold in a registered direct offering (i) 53,197.7234 shares of Series 8 Convertible Preferred Stock and (ii) related warrants to purchase up to an aggregate of 1,503,726 shares of common stock. Each share of Series 8 Convertible Preferred Stock and the related Warrants were sold at a subscription amount of $940, representing an original issue discount of 6% of the stated value of each share of Series 8 Convertible Preferred Stock for an aggregate subscription amount of $50.0 million. In connection with this offering, the Company filed a Certificate of Designation for the Series 8 Convertible Preferred Stock with the Nevada Secretary of State. Each share of Series 8 Convertible Preferred Stock has a par value of $0.001 per share and stated value of $1,000 per share. The shares of Series 8 Convertible Preferred Stock are convertible into shares of the Company’s common stock, at a conversion price of $35.38 per share. Each share of Series 8 Convertible Preferred Stock is entitled to receive cumulative dividends, payable in the same form as dividends paid on shares of the Company’s common stock. At any time beginning on October 1, 2022 and ending ninety 90 days thereafter, the holders of the Series 8 Convertible Preferred Stock have the right to redeem all or part of the shares held by such holder in cash for the redemption price equal to the stated value of such share, plus all accrued but unpaid dividends thereon and all liquidated damages and other costs, expenses or amounts due. Upon redemption, the holder of the Series 8 Convertible Preferred Stock will forfeit 50% of the warrants issued in connection therewith. The holders of the Series 8 Convertible Preferred Stock shall vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the stockholders of the Company. The Series 8 Convertible Preferred Stock and related warrants subject to forfeiture are recorded as Mezzanine Equity in the accompanying balance sheets as the holder has the option to redeem these shares for cash and the warrants are an embedded feature for the Series 8 Convertible Preferred Stock. The remaining warrants that are not subject to forfeiture are recorded within Stockholders' Equity as the remaining warrants are classified as freestanding instruments containing a total value of $5.6 million. The aggregate net proceeds from the offering, after deducting the placement agent fees and other estimated offering expenses, were approximately $46.9 million. See Note 20 for Preferred Stock and Note 23 for Warrant details. During the quarter ended December 31, 2022, the Company received cash redemption notices from the holders of the Series 8 Convertible Preferred Stock issued on March 22, 2022, totaling 53,197.72 shares of Series 8 Convertible Preferred Stock for aggregate cash paid of approximately $53.2 million which were thereafter fully redeemed. In conjunction with the redemption, 751,841 warrants were forfeited.

Between March 15, 2022 and March 22, 2022, the Company received cash redemption notices from the holders of the Series 7 Convertible Preferred Stock issued on September 15, 2021, totaling 49,250 shares of Series 7 Convertible Preferred Stock for aggregate cash required to be paid of approximately $49.3 million. In addition, in accordance with the related purchase agreement, upon redemption of the Series 7 Convertible Preferred Stock, each holder forfeited 75% of the related warrants that were issued. Therefore, as of March 22, 2022, 49,250 shares of Series 7 Convertible Preferred Stock were redeemed and 394,000 related warrants were forfeited. The Company noted about 71% of the Series 7 Preferred Stock holders that redeemed

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
Note 18 - Capital Raises (continued)
shares also participated as Series 8 Convertible Preferred Stock holders (“shared holders”). The Company accounted for proceeds of the shared holders as a modification to the Series 7 and Series 8 Convertible Preferred Stock, as well as the related embedded warrants. The total change in fair value as a result of modification related to the Preferred Stock amounted to $2.6 million which were recognized as a deemed dividend at the date of the modification, upon which will be amortized until the redemption period begins on October 1, 2022. The total change in fair value as a result of modification related to the embedded warrants amounted to $1.5 million which was recognized as a deemed contribution at the date of the modification, upon which will be accreted until the redemption period begins on October 1, 2022.

On July 22, 2022, the Company entered into an Equity Distribution Agreement (the "Sales Agreement") with Maxim Group LLC (“Maxim”) under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $25 million (the “Shares”) from time to time through Maxim, acting exclusively as the Company’s sales agent (the “Offering”). The Company intends to use the net proceeds of the Offering primarily for working capital and general corporate purposes. The Company did not make any sales pursuant to the Sales Agreement as of December 31, 2022, however, has raised gross proceeds of approximately $15.4 million under the Sales Agreement as of March 14, 2023.

On October 18, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor named therein (the “Purchaser”), pursuant to which the Company agreed to issue and sell, in a registered direct offering, 253,112 shares of the Company’s common stock and warrants to purchase up to 3,846,153 shares of common stock (the “Purchase Warrants”) at a combined offering price of $5.85 per share. The Purchase Warrants have an exercise price of $5.85 per share. Each Purchase Warrant is exercisable for one share of common stock and will be immediately exercisable and will expire five years from the issuance date. The Company also offered and sold to the Purchaser pre-funded warrants to purchase up to 2,310,990 shares of common stock, in lieu of shares of common stock at the Purchaser’s election. Each pre-funded warrant is exercisable for one share of common stock. The purchase price of each pre-funded warrant was $5.849, and the exercise price of each pre-funded warrant is $0.001 per share. The pre-funded warrants are immediately exercisable and may be exercised at any time until all of the pre-funded warrants are exercised in full. The Company raised net proceeds of $14.1 million after deduction of sales commissions and other offering expenses. In October 2022, the Company issued 930,990 shares of common stock in connection with the exercise of 930,990 pre-funded warrants at $0.001 per share.

Note 19 - Common Stock
During the three months ended March 31, 2021, the Company issued 11,919 shares of common stock under exchange agreements to settle outstanding balances totaling approximately $1.5 million under partitioned notes. (See Note 20 ).
During the three months ended March 31, 2021, the Company issued 210,668 shares of common stock in connection with registered direct offerings at per share prices between $116.25 and $150.75, resulting in net proceeds to the Company of approximately $74.1 million after subtracting sales commissions and other offering expenses (See Note 18).
During the three months ended March 31, 2021, the Company issued 67 shares of common stock issued for cashless stock options exercised.
During the three months ended March 31, 2021, the Company issued 420,071 shares of common stock in connection with the exchange of Pre-Funded Warrants (as defined in Note 23) offered under the Securities Purchase Agreement, resulting in net proceeds of $3.7 million. See Note 18 for further details.
During the three months ended June 30, 2021, the Company issued 15,722 shares of common stock in connection with the Game Your Game acquisition with a fair value of approximately $1.4 million. (See Note 4).
During the three months ended June 30, 2021, the Company issued 4,928 shares of common stock in connection with the Visualix asset purchase with a fair value of approximately $0.4 million. (See Note 5)
During the three months ended June 30, 2021, the Company issued 117,995 shares of common stock in connection with the CXApp acquisition with a fair value of approximately $10 million. (See Note 6).

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
Note 19 - Common Stock (continued)
During the three months ended June 30, 2021, the Company issued 62,308 shares of common stock net of 12,292 shares withheld for employee taxes for restricted stock granted in February 2021 at a par value of $0.001 per share.
During the three months ended June 30, 2021, the Company issued 6 shares of common stock for cashless stock options exercised.
During the three months ended September 30, 2021, the Company issued 11,696 shares of common stock under an exchange agreement to settle outstanding balances totaling approximately $1.0 million under a partitioned note. (See Note 17).
During the three months ended September 30, 2021, 9,500 shares of Series 7 Convertible Preferred Stock were converted into 101,334 shares of the Company's common stock (See Note 20).
During the three months ended September 30, 2021, 4,500 shares of common stock issued in connection with unvested restricted stock grants were forfeited in connection with the departure of an employee.
During the three months ended December 31, 2021, 2,038 shares of common stock issued in connection with restricted stock grants were forfeited for employee taxes.
On January 28, 2022, the Company entered into an exchange agreement with the holder of certain existing warrants which were exercisable for an aggregate of 657,402 shares of the Company’s common stock. Pursuant to the exchange agreement, the Company agreed to issue to the warrant holder an aggregate of 184,153 shares of common stock and rights to receive an aggregate of 52,513 shares of common stock in exchange for the existing warrants (the "Warrant Exchange").
On February 19, 2022, 12,802 shares of common stock issued in connection with restricted stock grants were withheld for employee taxes.
On March 3, 2022, the Company issued 144,986 shares of common stock to the sellers of the CXApp in connection with the satisfaction of an earnout payment. (See Note 6).
During the three months ended March 31, 2022, the Company issued 57,472 shares of common stock under exchange agreements to settle outstanding balances totaling approximately $1.5 million under partitioned notes.
During the three months ended June 30, 2022, the Company issued 35,062 shares of common stock under exchange agreements to settle outstanding balances totaling approximately $0.5 million under partitioned notes. (See Note 17).
During the three months ended September 30, 2022, the Company issued 111,585 shares of common stock under exchange agreements to settle outstanding balances totaling approximately $1.3 million under partitioned notes. (See Note 17).
On October 12, 2022, the Company issued 52,513 shares of common stock in connection with the exercise of a right to shares of common stock granted as part of warrant exchange agreement entered into on January 28, 2022. (See Note 23).
On October 17, 2022, the Company issued 83,682 shares of the Company's common stock under an exchange agreement to settle outstanding balances totaling approximately $0.4 million under partitioned notes. (See Note 17).
On October 18, 2022, the Company entered into a Securities Purchase Agreement with an institutional investor, pursuant to which the Company agreed to issue and sell, in a registered direct offering, 253,112 shares of the Company’s common stock and warrants to purchase up to 3,846,153 shares of common stock at a combined offering price of $5.85 per share.
During the three months ended December 31, 2022, the Company issued 930,990 shares of common stock in connection with the exercise of 930,990 pre-funded warrants at $0.001 per share.

Note 20 - Preferred Stock

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
Note 20 - Preferred Stock (continued)
The Company is authorized to issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share with rights, preferences, privileges and restrictions as to be determined by the Company’s Board of Directors.
Series 4 Convertible Preferred Stock
On April 20, 2018, the Company filed with the Secretary of State of the State of Nevada the Certificate of Designation that created the Series 4 Convertible Preferred Stock (“Series 4 Preferred”), authorized 10,415 shares of Series 4 Preferred and designated the preferences, rights and limitations of the Series 4 Preferred. The Series 4 Preferred is non-voting (except to the extent required by law) and was convertible into the number of shares of common stock, determined by dividing the aggregate stated value of the Series 4 Preferred of $1,000 per share to be converted by $16,740.00.

As of December 31, 2022, there was 1 share of Series 4 Preferred outstanding.
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
As of December 31, 2022, there were 126 shares of Series 5 Convertible Preferred Stock outstanding.
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
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
Note 20 - Preferred Stock (continued)
Between March 15, 2022 and March 22, 2022, the Company received cash redemption notices from the holders of the Series 7 Convertible Preferred Stock issued on September 15, 2021, totaling 49,250 shares of Series 7 Convertible Preferred Stock for aggregate cash paid of approximately $49.3 million.
As of December 31, 2022 there were zero shares of Series 7 Convertible Preferred stock outstanding.
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
During three months ended December 31 2022, the Company received cash redemption notices from the holders of the Series 8 Convertible Preferred Stock issued on March 22, 2022, totaling 53,197.72 shares of Series 8 Convertible Preferred Stock for aggregate cash required to be paid of approximately $53.2 million.
As of December 31, 2022, there were zero shares of Series 8 Convertible Preferred Stock outstanding.
Note 21 - Authorized Share Increase and Reverse Stock Split
On October 4, 2022, the Company filed a certificate of change with the Secretary of State of the State of Nevada to effect a reverse stock split of the Company's authorized and issued and outstanding shares of common stock, at a ratio of one (1) share of common stock for every seventy five (75) shares of common stock effective as of October 7, 2022 (the "Reverse Stock Split"). The Reverse Stock Split did not alter the par value of the Company's common stock or modify any voting rights or other terms of the common stock. The Reverse Stock Split was primarily intended to bring the Company into compliance with the minimum bid price requirements for maintaining its listing on the Nasdaq Capital Market. The Company has reflected the Reverse Stock Split on a retroactive basis herein, unless otherwise indicated.
The Company filed a certificate of amendment to the Company’s articles of incorporation, as amended, with the Secretary of State of the State of Nevada to increase the number of authorized shares of Common Stock from 26,666,667 to 500,000,000 shares effective as of November 29, 2022.
Note 22 - Stock Award Plans and Stock-Based Compensation

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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
The aggregate number of shares that may be awarded under the 2018 Plan as of December 31, 2022 is 49,000,000. As of December 31, 2022, 394,555 of options and restricted stock were granted to employees, directors and consultants of the Company (including 1 share outside of our plan and 57 shares under our 2011 Plan), and 48,605,503 options were available for future grant under the Option Plans.
Employee Stock Options
During the year ended December 31, 2021, the Company granted options under the 2018 Plan for the purchase of 190,476 shares of common stock to employees and consultants of the Company. These options are 100% vested or vest pro-rata over 24, 36 or 48 months, have a life of 10 years and an exercise price between $51.75 and $137.25 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the awards was determined to be approximately $4.6 million. The fair value of the common stock as of the grant date was determined to be between $51.75 and $137.25 per share.
During the year ended December 31, 2022, the Company granted options under the 2018 Plan for the purchase of 132,669 shares of common stock to employees and consultants of the Company. These options are 100% vested or vest pro-rata over 12, 24 or 36 months, have a life of 10 years and an exercise price between $39.74 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the awards was determined to be approximately $1.8 million. The fair value of the common stock as of the grant date was determined to be between $39.74 per share.
On February 5, 2021, the Company issued 67 shares of common stock in connection with the cashless exercise of 195 employee stock options.
On June 10, 2021, the Company issued 6 shares of common stock in connection with the cashless exercise of 82 employee stock options.
During the year ended December 31, 2022 and 2021, the Company recorded a charge of approximately $2.9 million and $2.3 million, respectively, for the amortization of employee stock options (not including restricted stock awards), which is included in the general and administrative section of the condensed consolidated statement of operations.
As of December 31, 2022, the fair value of non-vested options totaled approximately $2.3 million, which will be amortized to expense over the weighted average remaining term of 1.12 years.
The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. Key weighted-average assumptions used to apply this pricing model during the years ended December 31, 2022 and 2021 were as follows:

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

For the Years Ended December 31,
	2022	2021
Risk-free interest rate	1.50% - 1.76%	0.59% - 1.26%
Expected life of option grants	5 years	5 years
Expected volatility of underlying stock	37.24% - 37.45%	37.21% - 38.15%
Dividends assumption	$—	$—
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
See below for a summary of the stock options granted under the 2011 and 2018 plans:

	2011 Plan	2018 Plan	Non Plan	Total	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2021	96	72,666	1	72,763	$1,782.00	$—
Granted	—	190,476	—	190,476	71.25	—
Exercised	—	—	—	(277)	82.50	—
Expired	(23)	(3,051)	—	(3,074)	6,980.25	—
Forfeitures	—	(7,882)	—	(7,882)	101.25	—
Outstanding at December 31, 2021	73	251,932	1	252,006	$28,358.30	$—
Granted	—	132,669	—	132,669	39.74	—
Exercised	—	—	—	—	—	—
Expired	(16)	(14,451)	—	(14,467)	80,713.98	—
Forfeitures	—	(18,621)	—	(18,621)	74.97	—
Outstanding at December 31, 2022	57	351,529	1	351,587	$17,016.13	$—

Exercisable at December 31, 2022	57	234,776	1	234,834	$25,446.10	$—
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
On December 23, 2021, 2,037 of restricted stock award grants were forfeited to satisfy the employee portion of the payroll taxes required to be paid in connection with the grant of such awards.
On February 19, 2022, 12,802 restricted stock grants were forfeited for employee taxes.

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

During the years ended December 31, 2022 and 2021 the Company recorded a charge of approximately $0.8 million and $8.6 million, respectively, for the amortization of vested restricted stock awards.
The following table summarizes restricted stock-based award activity granted:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2021	—	$—
Granted	74,598	$134.25
Forfeited	(18,827)	$132.00
Balance, December 31, 2021	55,770	$135.00
Granted	—	$—
Forfeited	(12,802)	$137.25
Balance, December 31, 2022	42,968	$134.26
The Company determined the fair value of these grants based on the closing price of the Company’s common stock on the respective grant dates.
Note 23 - Warrants
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
The Company also offered and sold to the Purchaser pre-funded warrants to purchase up to 180,732 shares of common stock (the “Pre-Funded Warrants” and, together with the 77,334 shares and the Purchase Warrants, the “Securities”), in lieu of shares of common stock at the Investor’s election. Each Pre-Funded Warrant is exercisable for one share of common stock. The purchase price of each Pre-Funded Warrant is $116.18, and the exercise price of each Pre-Funded Warrant is $0.08 per share. The Pre-Funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full.
During the year ended December 31, 2021, the Company issued 180,732 shares of common stock in connection with the exercise of 180,732 Pre-Funded Warrants at $0.08 per share in connection with the January 24, 2021 Securities Purchase Agreement.
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
The Company also offered and sold to the Purchaser pre-funded warrants to purchase up to 106,667 shares of common stock (the “Pre-Funded Warrants” and, together with the 93,334 shares and the Purchase Warrants, the “Securities”), in lieu of shares of common stock at the Investor’s election. Each Pre-Funded Warrant is exercisable for one share of common stock. The purchase price of each Pre-Funded Warrant is $149.93, and the exercise price of each Pre-Funded Warrant is $0.08 per share. The Pre-Funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full.

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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
The Company also offered and sold to the Purchaser pre-funded warrants to purchase up to 92,670 shares of common stock in lieu of shares of common stock at the Investor’s election. Each Pre-Funded Warrant is exercisable for one share of common stock. The purchase price of each Pre-Funded Warrant is $150.68, and the exercise price of each Pre-Funded Warrant is $0.08 per share. The Pre-Funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full.
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

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

On October 18, 2022, the Company entered into a Securities Purchase Agreement, pursuant to which the Company agreed to issue and sell, in a registered direct offering, 253,112 shares of the Company’s common stock and warrants to purchase up to 3,846,153 shares of common stock at a combined offering price of $5.85 per share. The Purchase Warrants have an exercise price of $5.85 per share. Each Purchase Warrant is exercisable for one share of common stock and will be immediately exercisable and will expire five years from the issuance date.

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
During the three months ended December 31, 2022, the Company issued 930,990 shares of common stock in connection with the exercise of 930,990 pre-funded warrants from the October 2022 capital raise at $0.001 per share.
The following table summarizes the changes in warrants outstanding during the years ended December 31, 2022 and 2021:

	Number of Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Exercisable at January 1, 2021	107,910	$502.50	$—
Granted	1,597,469	87.00	—
Exercised	(419,951)	9.00	—
Expired	—	—	—
Cancelled	—	—	—
Outstanding at December 31, 2021	1,285,428	$147.75	$—

Granted	7,660,859	$9.88	—
Exercised	(1,115,143)	150.00	—
Expired	(28)	2,082,857.14	—
Cancelled	(1,619,090)	75.45	—
Outstanding at December 31, 2022	6,212,026	$19.56	$1,530

Exercisable at December 31, 2021	1,285,428	$147.75	—

Exercisable at December 31, 2022	6,212,026	$19.56	1,530

Note 24 - Income Taxes
The domestic and foreign components of loss before income taxes for the years ended December 31, 2022 and 2021 are as follows (in thousands):

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	For the Years Ended December 31,
	2022	2021
Domestic	$(52,113)	$(58,960)
Foreign	(14,256)	(12,582)

Net Loss, before tax	$(66,369)	$(71,542)
The income tax provision (benefit) for the years ended December 31, 2022 and 2021 consists of the following (in thousands):

	For the Years Ended December 31,
	2022	2021
Foreign
Current	$114	$33
Deferred	(3,086)	2,376
U.S. federal
Current	(268)	929
Deferred	(8,221)	(9,345)
State and local
Current	92	217
Deferred	(1,046)	(66)
	(12,415)	(5,856)
Change in valuation allowance	12,350	4,444

Income Tax Benefit	$(65)	$(1,412)
The reconciliation between the U.S. statutory federal income tax rate and the Company’s effective rate for the years ended December 31, 2022 and 2021 is as follows:

	For the Years Ended December 31,
	2022	2021
U.S. federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	1.2%	(0.2)%
Incentive stock options	(0.2)%	(0.2)%
162(m) Compensation Limit	—%	(0.5)%
Goodwill impairment loss	(1.8)%	(4.8)%
US-Foreign income tax rate difference	0.9%	1.2%
Other permanent items	(1.0)%	(0.3)%
Provision to return adjustments	(0.6)%	(1.7)%
Deferred only adjustment	(0.9)%	(6.5)%
Change in valuation allowance	(18.5)%	(6.2)%
Effective Rate	0.1%	2.0%

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

As of December 31, 2022 and 2021, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:

	As of December 31,
(in 000s)	2022	2021
Deferred Tax Asset
Net operating loss carryovers	$39,642	$35,033
Stock based compensation	2,073	2,540
Research credits	123	131
Accrued compensation	87	96
Reserves	306	345
Intangibles	199	—
Fixed assets	356	393
Unrealized gain	14,557	12,876
Capital Research	1,587	—
Other	803	260

Total Deferred Tax Asset	59,733	51,674
Less: valuation allowance	(57,255)	(46,071)

Deferred Tax Asset, Net of Valuation Allowance	$2,478	$5,603

	As of December 31,
Deferred Tax Liabilities	2022	2021
Intangible assets	$(1,878)	$(4,613)
Fixed assets	(149)	(239)
Other	(448)	(381)
Capitalized research	—	(370)
Total deferred tax liabilities	(2,475)	(5,603)

Net Deferred Tax Asset (Liability)	$3	$—

At December 31, 2022, the Company did not have any undistributed earnings of our foreign subsidiaries. As a result, no additional income or withholding taxes have been provided for. The Company does not anticipate any impacts of the global intangible low taxed income (“GILTI”) and base erosion anti-abuse tax (“BEAT) and as such, the Company has not recorded any impact associated with either GILTI or BEAT.

In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOL carryover is subject to an annual limitation in the event of a change of control, as defined by the regulations. The Company performed an analysis to determine the annual limitation as a result of the changes in ownership that occurred during 2021 and 2022. Based on the Company’s analysis, no ownership changes occurred during 2021. A change in ownership did occur in March of 2022. The NOL available to offset future taxable income after the 2022 ownership change is approximately $46.5 million. The NOLs generated in 2017, $1.5 million, will expire beginning in December 31, 2037 if not utilized. The remaining NOLs generated after 2017 have an indefinite life and do not expire. The NOLs as of December 31, 2022 that do not expire are approximately $45.6 million.

As of December 31, 2022 and 2021, Inpixon Canada, which was acquired on April 18, 2014 as part of the AirPatrol Merger Agreement, had approximately $24.6 million and $20.9 million, respectively, of Canadian NOL carryovers available to offset

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

future taxable income. These NOLs, if not utilized, begin expiring in the year 2023. The NOLs as of December 31, 2021 include Jibestream, which was acquired on August 15, 2019 and amalgamated with Inpixon Canada effective January 1, 2020.

As of December 31, 2022 and 2021, Nanotron GmbH, which was acquired on October 5, 2020, had approximately $44.1 million and $44.3 million, respectively, of German NOL carryovers available to offset future taxable income. Although these NOLs do not expire, minimum taxation restrictions apply such that only a percentage of taxable income may be offset by NOL carryovers.

As of December 31, 2022 and 2021, Intranav GmbH, which was acquired on December 8, 2021, had approximately $8.6 million and $7.1 million, respectively, of German NOL carryovers available to offset future taxable income. Although these NOLs do not expire, minimum taxation restrictions apply such that only a percentage of taxable income may be offset by NOL carryovers.

As of December 31, 2022 and 2021, Active Mind Technology LTD, which was acquired on April 9, 2021 as part of the acquisition of Game Your Game Inc., had approximately $11.8 million and $11.6 million, respectively, of Irish NOL carryovers available to offset future taxable income. These NOLs have an indefinite life and do not expire.

As of December 31, 2022, Inpixon Philippines, Inc, which was organized on April 12, 2022 , had approximately $0.1 million of Philippine NOL carryovers available to offset future taxable income. These NOLs, if not utilized, begin expiring in the year 2026.

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

ASC 740, “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets with respect to Inpixon, Game Your Game, Inpixon Canada, Nanotron GmbH, Intranav GmbH, Active Mind Technology LTD, and Inpixon Philippines and has, therefore, established a full valuation allowance as of December 31, 2022 and 2021. As of December 31, 2022 and 2021, the change in valuation allowance was $12.4 million and $4.4 million, respectively.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to file income tax returns in the United States (federal), Canada, India, Germany, United Kingdom, Ireland, Philippines and in various state jurisdictions in the United States. Based on the Company’s evaluation, it has been concluded that there are no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements for the years ended December 31, 2022 and 2021.

The Company’s policy for recording interest and penalties associated with unrecognized tax benefits is to record such interest and penalties as interest expense and as a component of income tax expense. There were no amounts accrued for interest or penalties for the years ended December 31, 2022 and 2021. Management does not expect any material changes in its unrecognized tax benefits in the next year.

The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities. The Company is subject to examination by U.S. tax authorities beginning with the year ended December 31, 2017. In general, the Canadian Revenue Authority may reassess taxes four years from the date the original notice of assessment was issued. The tax years that remain open and subject to Canadian reassessment are 2018 – 2022. The tax years that remain open and subject to India reassessment are tax years beginning March 31, 2017. The German tax authorities may reassess taxes generally four years

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

from the end of the calendar year in which the return is filed. The tax years that remain open and subject to German reassessment are 2018 – 2022. In Ireland, assessments must generally be made within four years when returns are filed. The tax years that remain open and subject to Irish reassessment are 2018 – 2022. In general, Philippine Tax Commissioner may reassess taxes three years from the date the original notice of assessment was issued. The tax years that remain open and subject to Philippine reassessment are 2022.

Note 25 - Credit Risk, Concentrations, and Segment Reporting
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
The Company maintains cash deposits with financial institutions, which, from time to time, may exceed federally insured limits. Cash is also maintained at foreign financial institutions for its Canadian subsidiary, UK subsidiary, Philippine subsidiary, German subsidiaries and its majority-owned India subsidiary. Cash in foreign financial institutions as of December 31, 2022 and 2021 was immaterial. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash.
The Company did not have any customer accounted for at least 10% of revenues during the years ended December 31, 2022 and 2021.
As of December 31, 2022, two customers represented approximately 10% and 10% of total accounts receivable. As of December 31, 2021, no customer accounted for at least 10% of total accounts receivable.
As of December 31, 2022, two vendors represented approximately 17% and 12% of total gross accounts payable. Purchases from these vendors during the year ended December 31, 2022 was $1.4 million and $0.9 million, respectively. As of December 31, 2021, one vendor represented approximately 33% of total gross accounts payable. Purchases from this vendor during the year ended December 31, 2021 was $0.4 million.
For the year ended December 31, 2022, one vendor represented approximately 23% of total purchases. For the year ended December 31, 2021, three vendors represented approximately 21%, 18%, and 17% of total purchases.
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
Revenue, gross profit, and income (loss) from operations by segment consisted of the following (in thousands):

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
Note 25 - Credit Risk and Concentration (continued)

	For the Years Ended December 31,
	2022	2021
Revenue by Segment
Indoor Intelligence	$14,614	$11,046
Saves	2,775	2,938
Shoom	2,029	2,011
Total segment revenue	$19,418	$15,995

Gross profit by Segment
Indoor Intelligence	$10,411	$7,833
Saves	1,781	2,072
Shoom	1,737	1,716
Gross profit by Segment	$13,929	$11,621

Income (loss) from operations by Segment
Indoor Intelligence	$(53,602)	$(72,174)
Saves	(3,876)	(1,515)
Shoom	778	946
Loss from operations by Segment	$(56,700)	$(72,743)
The reporting package provided to the Company's CODM does not include the measure of assets by segment as that information isn't reviewed by the CODM when assessing segment performance or allocating resources.

Note 26 - Fair Value of Financial Instruments

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

The Company's assets measured at fair value consisted of the following at December 31, 2022 and December 31, 2021:

	Fair Value at December 31, 2022
	Total Fair Value	Level 1 - Quoted Prices in Active Markets for Identical Assets	Level 2 - Significant Other Observable Inputs	Level 3 - Significant Unobservable Inputs
Assets:
Short-term investments	—	—	—	—
Investments in equity securities	330	319	—	11
Total assets	$330	$319	$—	$11

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 26 - Fair Value of Financial Instruments (continued)

	Fair Value at December 31, 2021
	Total Fair Value	Level 1 - Quoted Prices in Active Markets for Identical Assets	Level 2 - Significant Other Observable Inputs	Level 3 - Significant Unobservable Inputs
Assets:
Related party loan-held for sale (net)	$—	$—	$—	$—
Short-term investments	43,125	43,125	—	—
Investments in equity securities	1,838	—	—	1,838
Total assets	$44,963	$43,125	$—	$1,838

The following is a discussion of the valuation methodologies used for the Company’s assets measured at fair value.

Short-term investments represent U.S. treasury bills with maturities greater than three months. The fair value of the U.S. treasury bills are based on quoted market prices in active markets and are included in the Level 1 fair value hierarchy. The market for U.S. treasury bills is an actively traded market given the high level of daily trading volume. All U.S. treasury bills were sold by the Company during the year ended December 31, 2022.

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

The following table is a reconciliation of assets for Level 3 investments for which significant unobservable inputs were used to determine fair value for the year ended December 31, 2022 (in thousands):

Level 3
Level 3 Investments
Balance at beginning of year	$1,838
Transfers in - FOXO Technologies, Inc. convertible note	6,050
Transfers in - FOXO Technologies, Inc. original issue discount on convertible note	(550)
Amortization of original issue discount on convertible note	206
Change in fair value on debt securities	791
Transfers out - FOXO Technologies, Inc. conversion of note to marketable equity securities	(6,497)
Unrealized loss on equity securities	(1,827)
Balance at end of year	$11

The following table is a reconciliation of assets for Level 3 investments for which significant unobservable inputs were used to determine fair value for the year ended December 31, 2021 (in thousands):

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 26 - Fair Value of Financial Instruments (continued)

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

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 27 - Foreign Operations
The Company’s operations are located primarily in the United States, Canada, India, Germany, Philippines and the United Kingdom. Revenues by geographic area are attributed by country of domicile of our subsidiaries. The financial data by geographic area are as follows (in thousands):

	United States	Canada	India	Germany	United Kingdom	Ireland	Philippines	Eliminations	Total
For the Year Ended December 31, 2022:
Revenues by geographic area	$13,458	$2,061	$1,830	$4,583	$406	$6	165	$(3,091)	$19,418
Operating income (loss) by geographic area	$(42,852)	$(7,177)	$208	$(6,121)	$17	$(673)	(99)	$(3)	$(56,700)
Net income (loss) by geographic area	$(51,936)	$(7,770)	$138	$(5,982)	$20	$(673)	(101)	$—	$(66,304)

For the Year Ended December 31, 2021:
Revenues by geographic area	$10,990	$2,638	$1,626	$3,593	$392	$7	—	$(3,251)	$15,995
Operating income (loss) by geographic area	$(60,450)	$(6,451)	$146	$(5,629)	$(2)	$(346)	—	$(11)	$(72,743)
Net income (loss) by geographic area	$(57,516)	$(6,882)	$124	$(5,505)	$(5)	$(346)	—	$—	$(70,130)

As of December 31, 2022:
Identifiable assets by geographic area	$133,382	$5,484	$682	$19,599	$277	$19	415	$(102,223)	$57,635
Long lived assets by geographic area	$18,097	$4,788	$101	$3,308	$1	$4	214	$—	$26,513
Goodwill by geographic area	$—	$—	$—	$—	$—	$—	—	$—	$—

As of December 31, 2021:
Identifiable assets by geographic area	$216,338	$7,191	$675	$20,238	$283	$69	—	$(88,121)	$156,673
Long lived assets by geographic area	$27,773	$5,864	$181	$4,624	$2	$4	—	$—	$38,448
Goodwill by geographic area	$5,914	$480	$—	$1,278	$—	$—	—	$—	$7,672

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 28 - Related Party Transactions
Sysorex Note Purchase Agreement
Nadir Ali, the Company’s Chief Executive Officer and a member of its Board of Directors, was previously a member of the Board of Directors of Sysorex until he resigned on May 14, 2021. In addition, Nadir Ali entered into a consulting agreement with Sysorex, pursuant to which he agreed to provide certain business services specified in the agreement for the benefit of Sysorex in exchange for shares of Sysorex's common stock. The consulting agreement was terminated on October 14, 2021.
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
In accordance with the terms of the Systat License Agreement on June 30, 2020, the Company partitioned a portion of the outstanding balance of the Secured Note into a new note in an amount equal to $3 million in principal plus accrued interest (the “Closing Note”) and assigned the Closing Note and all rights and obligations thereunder to Systat in accordance with the terms and conditions of that certain Promissory Note Assignment and Assumption Agreement ("Assignment Agreement"). An additional $2.3 million of the principal balance underlying the Sysorex Note was partitioned into a new note and assigned to Systat as consideration payable for the rights granted under the license as of December 31, 2020. During the year ended December 31, 2020, an additional amount of approximately $2.6 million was advanced under the Secured Note and approximately $200,000 was repaid. The amount owed for principal as of December 31, 2020 and accrued interest through September 30, 2019 by Sysorex to the Company as of December 31, 2020 was approximately $7.7 million. These amounts exclude $275,000 of additional interest that the Company is contractually entitled to accrue from October 1, 2019 through December 31, 2019 and approximately $1.1 million of additional interest from January 1, 2020 through December 31, 2020 in accordance with the terms of the Sysorex Note, but did not accrue due to the uncertainty of repayment.
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
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

As of April 14, 2021, the Sysorex Note Purchase Agreement was settled, see Sysorex Securities Settlement Agreement below.
Sysorex Receivable
On February 20, 2019, the Company, Sysorex and Atlas Technology Group, LLC (“Atlas”) entered into a settlement agreement resulting in a net award of $941,796 whereby Atlas agreed to accept an aggregate of 16,655 shares of freely-tradable common stock of the Company in full satisfaction of the award. The Company and Sysorex each agreed pursuant to the terms and conditions of that certain Separation and Distribution Agreement, dated August 7, 2018, as amended, that 50% of the costs and liabilities related to the arbitration action would be shared by each party following the Sysorex Spin-off. As a result, Sysorex owes the Company $0.6 million for the settlement plus the interest accrued during the fiscal year ended December 31, 2020 of $0.1 million. The total owed to the Company for this settlement as of December 31, 2022 and 2021 was $0. The Company established a full valuation allowance against this balance as of December 31, 2020.
As of April 14, 2021, the Sysorex Receivable was settled, see Sysorex Securities Settlement Agreement below.
Sysorex Securities Settlement Agreement
On April 14, 2021, the Company entered into a Securities Settlement Agreement (the “SSA”) and a Rights Letter Agreement (the “RLA”), each with Sysorex, whereby Sysorex agreed to satisfy in full its outstanding debt, in the aggregate amount of $9.1 million as of March 31, 2021, owed to the Company under that certain secured promissory note, originally dated December 31, 2018, as amended from time to time, and in connection with that certain settlement agreement, dated February 20, 2019, by and among the Company, Sysorex and Atlas Technology Group, LLC (the “Debt Settlement”). To effect the Debt Settlement, Sysorex agreed to issue to the Company (i) pursuant to the terms of the SSA, 12,972,189 shares of its common stock, $0.00001 par value per share, and (ii) rights to acquire 3,000,000 additional shares of its common stock pursuant to the terms of the RLA. The Debt Settlement was entered into in connection with Sysorex’s closing of a reverse triangular merger with TTM Digital Assets & Technologies, Inc.

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
Cardinal Health Ventures Investment
Nadir Ali, our Chief Executive Officer and director, is also a member in CVH through 3AM, which may, in certain circumstances, be entitled to manage the affairs of CVH. Mr. Ali’s relationship may create conflicts of interest between Mr. Ali’s obligations to our company and its shareholders and his economic interests and possible fiduciary obligations in CVH through 3AM. For example, Mr. Ali may be in a position to influence or manage the affairs of CVH in a manner that may be viewed as contrary to the best interests of either the Company or CVH and their respective stakeholders. (See Note 14).

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
Note 29 - Leases
The Company has operating leases for administrative offices in the United States (California), Canada, India, United Kingdom and Germany.

The Company terminated the lease in Ratingen, Germany in January 2021. The Company entered into two new operating leases for its administrative offices in Ratingen, Germany, both from February 1, 2021 through January 1, 2023. The monthly lease rate is approximately $2,774 and $1,083 per month. The Company renewed the operating lease, which expires on July 31, 2023. The new monthly lease rate is approximately $2,028 and $1,633.

As part of the acquisition of IntraNav on December 9, 2021. the Company acquired right-of-use assets and lease liabilities related to an operating lease for an office space (the IntraNav office) located in Frankfurt, Germany. This lease expires on January 6, 2025 and the current lease rate is approximately $9,232 per month.

The Company entered into two new operating leases for its administrative office in Hyderabad, India and Manila, Philippines. The Hyderabad, India and Manila, Philippines office lease expires on March 25, 2025 and May 14, 2025, respectively.
The Company has no other operating or financing leases with terms greater than 12 months.
Right-of-use assets is summarized below (in thousands):

	As of December 31, 2022	As of December 31, 2021
Palo Alto, CA Office	$630	$631
Hyderabad, India Office	342	359
Coquitlam, Canada Office	91	97
Westminster, Canada Office	—	10
Toronto, Canada Office	565	949
Ratingen, Germany Office	85	90
Berlin, Germany Office	508	536
Slough, United Kingdom Office	—	34
Frankfurt, Germany Office	294	312
Manila, Philippines Office	247	—
Less accumulated amortization	(1,550)	(1,281)
Right-of-use asset, net	$1,212	$1,736
Lease expense for operating leases recorded in the balance sheet is included in operating costs and expenses and is based on the future minimum lease payments recognized on a straight-line basis over the term of the lease plus any variable lease costs. Operating lease expenses, inclusive of short-term and variable lease expenses, recognized in our consolidated statements of operations for both years ended December 31, 2022 and 2021 was $1.2 million.
During the years ended December 31, 2022 and 2021, the Company recorded $0.7 million each year as rent expense to the right-of-use assets.
During the years ended December 31, 2022 and 2021, the Company recorded short-term and variable lease expenses of $0.2 million and $0.3 million each year, respectively.

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
Note 29 - Leases (continued)
Lease liability is summarized below (in thousands):

	As of December 31, 2022	As of December 31, 2021
Total lease liability	$1,255	$1,751
Less: short term portion	(477)	(643)
Long term portion	$778	$1,108
Maturity analysis under the lease agreement is as follows (in thousands):

Year ending December 31, 2023	$539
Year ending December 31, 2024	454
Year ending December 31, 2025	275
Year ending December 31, 2026	98
Total	$1,366
Less: Present value discount	(111)
Lease liability	$1,255
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the date of adoption of Topic 842. As of December 31, 2022, the weighted average remaining lease term is 2.79 and the weighted average discount rate used to determine the operating lease liabilities was 6.3%.
Note 30 - Restructuring Activities
On September 21, 2022, Inpixon informed its employees that it was taking steps to streamline its operations and conserve cash resources. These steps included layoffs which reduced Inpixon's global employee headcount by approximately 20%. The layoffs resulted in one-time expenses of approximately $0.8 million in the Indoor Intelligence segment which consisted of severance payouts to terminated employees and outplacement service expenses for the year ended December 31, 2022. These expenses were included in the Company's total operating expenses on the Consolidated Statements of Operations with the unpaid restructuring costs included in accrued liabilities in the Consolidated Balance Sheets.
The Company recorded a Restructuring costs payable for costs incurred related to the restructuring activities noted above for costs incurred but not yet paid as of December 31, 2022. A summary of the activity for the year ended December 31, 2022, is included below (in thousands):

Restructuring costs payable - January 1, 2022	$—
Restructuring costs incurred	845
Restructuring costs paid	(793)
Restructuring costs payable - December 31, 2022	$52
Note 31 - Commitments and Contingencies
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
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
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
Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows. However, the performance of our Company's business, financial position, and results of operations or cash flows may be affected by unfavorable resolution of any particular matter.
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
In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided a period of 180 calendar days, or until April 25, 2022, in which to regain compliance ("Cure Period"). In order to regain compliance with the minimum bid price requirement, the closing bid price of our Common Stock must be at least $1.00 per share for a minimum of ten consecutive business.
On April 26, 2022, Nasdaq granted us an extension for an additional 180 calendar days beyond the Cure Period, or until October 24, 2022, if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq, with the exception of the bid price requirement, and provide written notice to Nasdaq of our intent to cure the deficiency during this second compliance period, by effecting a reverse stock split, if necessary.
We effected a 1-for-75 reverse stock split of our common stock on October 7, 2022, and on November 1, 2022, we were informed by Nasdaq that we have regained compliance with the minimum bid price requirement and that we were back in compliance with the applicable Nasdaq continued listing criteria.

Note 32 - Subsequent Events
Game Your Game, the Company's subsidiary, entered into a promissory note with an individual whereby it received approximately 0.03 million on January 13, 2023 for funding of liabilities and working capital needs. The promissory note has an interest rate of 8% and is due on or before June 30, 2023.
On February 27, 2023, the Company entered into Limited Liability Company Unit Transfer and Joinder Agreements with certain of the Company’s employees (the “Transferees”), pursuant to which (i) the Company transferred all of its Class A Units of CVH (the “Class A Units”), an aggregate of 599,999 Class A Units, to the Transferees as bonus consideration in connection with each Transferee’s services performed for and on behalf of the Company as an employee, as applicable, which was approved by the board of directors during the quarter ended March 31, 2023 and (ii) each Transferee became a member of CVH and a party to the Amended and Restated Limited Liability Company Agreement of CVH, dated as of September 30, 2020.
During the quarter ended March 31, 2023, the Company exchanged approximately $0.9 million of the outstanding principal and interest under the March 2020 10% Note Purchase Agreement and Promissory Note for 611,258 shares of the Company's common stock at prices from $1.09 to $1.682 per share, calculated in accordance with Nasdaq's “minimum price” as defined by Nasdaq Listing Rule 5635(d). This note was full satisfied as of January 31, 2023.

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
During 2023 through the date of this filing, the Company exchanged approximately $1.1 million of the outstanding principal and interest under the July 2022 Note Purchase Agreement and Promissory Note for 2,517,397 shares of the Company's common stock at prices from $0.3336 to $0.915 per share, calculated in accordance with Nasdaq's “minimum price” as defined by Nasdaq Listing Rule 5635(d).
During the quarter ended March 31, 2023, the Company sold 9,655,207 shares of common stock at share prices between $1.15 and $1.86 per share under an equity distribution agreement for gross proceeds of approximately $15.4 million.
During January 2023, the Company issued 1,380,000 shares of common stock in connection with the exercise of 1,380,000 pre-funded warrants at $0.001 per share in connection with the October 2022 registered direct offering.
On April 14, 2023, the Company received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days beginning on March 2, 2023, and ending on April 13, 2023, the Company no longer meets the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided a period of 180 calendar days, or until October 11, 2023, in which to regain compliance. In order to regain compliance with the minimum bid price requirement, the closing bid price of our common stock must be at least $1 per share for a minimum of ten consecutive business days during this 180-day period. In the event that the Company does not regain compliance within this 180-day period, the Company may be eligible to seek an additional compliance period of 180 calendar days if it meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and provides written notice to Nasdaq of its intent to cure the deficiency during this second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq will provide notice to the Company that our common stock will be subject to delisting. The letter does not result in the immediate delisting of our common stock from the Nasdaq Capital Market. The Company intends to monitor the closing bid price of our common stock and consider its available options in the event that the closing bid price of our common stock remains below $1 per share.
Warrant Amendments
On February 28, 2023, the Company entered into warrant amendments (the “Warrant Amendments”) with certain holders (each, including its successors and assigns, a “Holder” and collectively, the “Holders”) of (i) those certain Common Stock Purchase Warrants issued by the Company in April 2018 (the “April 2018 Warrants”) pursuant to the registration statement on Form S-3 (File No. 333-204159), (ii) those certain Common Stock Purchase Warrants issued by the Company in September 2021 (the “September 2021 Warrants”) pursuant to the registration statement on Form S-3 (File No. 333-256827), and (iii) those certain Common Stock Purchase Warrants issued by the Company in March 2022 (the “March 2022 Warrants” and together with the April 2018 Warrants and the September 2021 Warrants, the “Existing Warrants”) pursuant to the registration statement on Form S-3 (File No. 333-256827).

Pursuant to the Warrant Amendments, the Company and the Holders have agreed to amend (i) the September 2021 Warrants and the March 2022 Warrants to provide that all of such outstanding warrants shall be automatically exchanged for shares of common stock of the Company, at a rate of 0.33 shares of Common Stock (the “Exchange Shares”) for each September 2021 Warrant or March 2022 Warrant, as applicable, and (ii) the April 2018 Warrants to remove the obligation of the Company to hold the portion of a Distribution (as defined in the April 2018 Warrants) in abeyance in connection with the Beneficial Ownership Limitation (as defined in the April 2018 Warrants).

In connection with the exchange for all of the then outstanding September 2021 Warrants and March 2022 Warrants as of the effective date of the Warrant Amendments, the Company issued 76,794 Exchange Shares and 248,124 Exchange Shares, respectively, resulting in the issuance of 324,918 Exchange Shares in the aggregate.
Enterprise Apps Spin-off and Business Combination

On March 14, 2023, Inpixon completed (the “Closing”) the separation (the “Separation”) of its enterprise apps business (including its workplace experience technologies, indoor mapping, events platform, augmented reality and related business solutions) (the “Enterprise Apps Business”) through a spin-off of CXApp Holding Corp., a Delaware corporation ("CXApp"), to certain holders of Inpixon securities as of March 6, 2023 (the “Record Date”) on a pro rata basis (the “Distribution” or “Enterprise Apps Spin-off”) and merger (the “Merger”) of CXApp with a wholly owned subsidiary of KINS Technology Group

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
Inc., a Delaware corporation (“KINS”), in a Reverse Morris Trust transaction (collectively, the “Transactions”) pursuant to (i) an Agreement and Plan of Merger, dated as of September 25, 2022, by and among Inpixon, KINS, CXApp, and KINS Merger Sub Inc. (the "Merger Agreement") and (ii) a Separation and Distribution Agreement, dated as of September 25, 2022, among KINS, Inpixon, CXApp and Design Reactor, Inc. (the "Separation Agreement”, and collectively with the Merger Agreement and the other related transaction documents, the “Transaction Agreements”).

In connection with the Closing, KINS was renamed CXApp Inc. (“New CXApp”). Pursuant to the Transaction Agreements, Inpixon contributed to CXApp cash and certain assets and liabilities constituting the Enterprise Apps Business, including certain related subsidiaries of Inpixon, to CXApp (the “Contribution”). In consideration for the Contribution, CXApp issued to Inpixon additional shares of CXApp common stock such that the number of shares of CXApp common stock then outstanding equaled the number of shares of CXApp common stock necessary to effect the Distribution. Pursuant to the Distribution, Inpixon shareholders as of the Record Date received one share of CXApp common stock for each share of Inpixon common stock held as of such date. Pursuant to the Merger Agreement, each share of Legacy CXApp common stock was thereafter exchanged for the right to receive 0.09752221612415190 of a share of New CXApp Class A common stock (with fractional shares rounded down to the nearest whole share) and 0.3457605844401750 of a share of New CXApp Class C common stock (with fractional shares rounded down to the nearest whole share). New CXApp Class A common stock and New CXApp Class C common stock are identical in all respects, except that New CXApp Class C common stock is not listed and will automatically convert into New CXApp Class A common stock on the earlier to occur of (i) the 180th day following the closing of the Merger and (ii) the day that the last reported sale price of New CXApp Class A common stock equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period following the closing of the Merger. Upon the closing of the Transactions, Inpixon’s existing securityholders held approximately 50.0% of the shares of New CXApp common stock outstanding.

As of the Closing, CXApp is expected to have approximately $10 million of net cash. The transaction is expected to be tax-free to Inpixon and its stockholders for U.S. federal income tax purposes.

The following unaudited Pro Forma Condensed Consolidated Statements of Operations for the years ended December 31, 2022 are presented as if the Enterprise Apps Spin-Off had occurred as of January 1, 2022 in that they reflect the reclassification of Enterprise Apps as a discontinued operation for all periods presented. The following unaudited Pro Forma Condensed Consolidated Balance Sheet of the Company as of December 31, 2022 is presented as if the Enterprise Apps Spin-Off occurred on December 31, 2022. The unaudited Pro Forma Condensed Consolidated Financial Statements are presented based on information currently available including certain assumptions and estimates. They are intended for informational purposes only, and do not purport to represent what the Company’s financial position and operating results would have been had the Enterprise Apps Spin-Off and related events occurred on the dates indicated above, or to project the Company’s financial position or results of operations for any future date or period. Furthermore, they do not reflect all actions that may be undertaken by the Company after the Enterprise Apps Spin-Off. The unaudited Pro Forma Condensed Consolidated Financial Statements and the accompanying notes should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report for the fiscal year ended December 31, 2022. In the enclosed unaudited Pro Forma Condensed Consolidated Statements of Operations and Balance Sheets, the amounts reflected in the columns presented are described below:

Inpixon and Subsidiaries Historical

This column reflects the Company’s historical financial statements for the periods presented and does not reflect any adjustments related to the Enterprise Apps Spin-Off and related events. The Inpixon and Subsidiaries Historical Consolidated Balance Sheet as of December 31, 2022 and the Consolidated Statements of Operations for the year ended December 31, 2022 were derived from the Company’s audited Consolidated Financial Statements included in its Annual Report for the year ended December 31, 2022.

Enterprise Apps Discontinued Operations

The unaudited pro forma financial information related to the Enterprise Apps Discontinued Operations has been prepared in accordance with the discontinued operations guidance in Accounting Standards Codification 205, “Financial Statement Presentation” and therefore does not reflect what the Company’s or Enterprise Apps’ results of operations would have been on

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
a stand-alone basis and are not necessarily indicative of the Company’s or Enterprise Apps' future results of operations. The information in the Enterprise Apps Discontinued Operations column in the unaudited Pro Forma Statements of Operations was prepared based on the Company’s annual audited financial statements. The Company believes that the adjustments included within the Enterprise Apps Discontinued Operations column of the unaudited Pro Forma Condensed Consolidated Financial Statements are consistent with the guidance for discontinued operations in accordance with U.S. GAAP.

Pro Forma Adjustments

The information in the “Pro Forma Adjustments” columns in the unaudited Pro Forma Condensed Consolidated Statements of Operations and the unaudited Pro Forma Condensed Consolidated Balance Sheets reflect additional pro forma adjustments which are further described in the accompanying notes. The Pro Forma Adjustments are based on available information and assumptions that the Company’s management believes are reasonable, that reflect the impact of events directly attributable to the Enterprise Apps Spin-Off that are factually supportable, and for purposes of the Pro Forma Condensed Consolidated Statements of Operations, are expected to have a continuing impact on the Company. The Pro Forma Adjustments do not reflect future events that may occur after the Enterprise Apps Spin-Off.

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

INPIXON AND SUBSIDIARIES
UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET
As of December 31, 2022
(In thousands, except number of shares and par value data)

	Inpixon and Subsidiaries Historical (a)	Enterprise Apps Discontinued Operations (b)	Pro Forma Adjustments	Note	Pro Forma Inpixon and Subsidiaries Continuing Operations

Assets

Current Assets
Cash and cash equivalents	$20,235	$(6,308)	$(3,692)	(c)	$10,235
Accounts receivable, net of allowances	3,227	(1,338)	—		1,889
Other receivables	359	(273)	—		86
Inventory	2,442	—	—		2,442
Note receivable	150	—	—		150
Prepaid expenses and other current assets	3,453	(650)	—		2,803

Total Current Assets	29,866	(8,569)	(3,692)		17,605

Property and equipment, net	1,266	(202)	—		1,064
Operating lease right-of-use asset, net	1,212	(681)	—		531
Software development costs, net	1,752	(487)	—		1,265
Investments in equity securities	330	—	—		330
Long-term investments	716	—	(716)	(d)	—
Intangible assets, net	22,283	(19,289)	—		2,994
Other assets	210	(52)	—		158

Total Assets	$57,635	$(29,280)	$(4,408)		$23,947

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$2,557	$(1,054)	$—		$1,503
Accrued liabilities	4,355	(1,736)	—		2,619
Operating lease obligation, current	477	(266)	—		211
Deferred revenue	3,485	(2,162)	—		1,323
Short-term debt	13,643	—	—		13,643
Acquisition liability	197	(197)	197	(e)	197

Total Current Liabilities	24,714	(5,415)	197		19,496

Long Term Liabilities

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Operating lease obligation, noncurrent	778	(444)	—		334
Other liabilities, noncurrent	28	(30)	—		(2)

Total Liabilities	25,520	(5,889)	197		19,828

Commitments and Contingencies

Mezzanine Equity
Series 8 Convertible Preferred Stock- 53,197.7234 shares authorized, 0 issued and outstanding as of December 31, 2022.	—	—	—		—

Stockholders’ Equity
Preferred Stock -$0.001 par value; 5,000,000 shares authorized	—	—	—		—
Series 4 Convertible Preferred Stock - 10,415 shares authorized; 1 issued and outstanding as of December 31, 2022.	—	—	—		—
Series 5 Convertible Preferred Stock - 12,000 shares authorized; 126 issued and outstanding as of December 31, 2022.	—	—	—		—
Common Stock - $0.001 par value; 500,000,000 shares authorized; 3,570,894 issued and 3,570,893 outstanding as of December 31, 2022	4	—	—		4
Additional paid-in capital	346,668	—	—		346,668
Treasury stock, at cost, 1 share	(695)	—	—		(695)
Accumulated other comprehensive income	1,061	—	—		1,061
Accumulated deficit	(314,841)	(23,391)	(4,605)	(c), (d), (e)	(342,837)

Stockholders’ Equity Attributable to Inpixon	32,197	(23,391)	(4,605)		4,201

Non-controlling Interest	(82)	—	—		(82)

Total Stockholders’ Equity	32,115	(23,391)	(4,605)		4,119

Total Liabilities, Mezzanine Equity and Stockholders’ Equity	$57,635	$(29,280)	$(4,408)		$23,947

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

INPIXON AND SUBSIDIARIES
UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
For the year ended December 31, 2022
(In thousands, except number of shares and par value data)

	Inpixon and Subsidiaries Historical (a)	Enterprise Apps Discontinued Operations (f)	Pro Forma Adjustments	Note	Pro Forma Inpixon and Subsidiaries Continuing Operations
Revenues	$19,418	$(8,470)	$—		$10,948

Cost of Revenues	5,489	(2,064)	—		3,425

Gross Profit	13,929	(6,406)	—		7,523

Operating Expenses
Research and development	17,661	(9,323)	—		8,338
Sales and marketing	8,872	(5,096)	100	(g)	3,876
General and administrative	26,060	(11,571)	1,031	(g)	15,520
Acquisition-related costs	426	(16)	—		410
Impairment of goodwill and intangibles	12,199	(5,540)	—		6,659
Amortization of intangibles	5,411	(3,885)	—		1,526

Total Operating Expenses	70,629	(35,431)	1,131		36,329

Loss from Operations	(56,700)	29,025	(1,131)		(28,806)

Other Income (Expense)
Interest expense, net	(673)	(4)	—		(677)
Other expense, net	692	1	—		693
Unrealized loss on equity securities	(7,904)	—	—		(7,904)
Unrealized loss on equity method investment	(1,784)	—	—		(1,784)
Total Other Expense	(9,669)	(3)	—		(9,672)

Net Loss, before tax	(66,369)	29,022	(1,131)		(38,478)
Income tax provision	65	153			218
Net Loss	(66,304)	29,175	(1,131)		(38,260)

Net Loss Attributable to Non-controlling Interest	(2,910)	—	—		(2,910)

Net Loss Attributable to Stockholders of Inpixon	(63,394)	29,175	(1,131)		(35,350)
Accretion of Series 7 preferred stock	(4,555)	—	—		(4,555)

INPIXON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Accretion of Series 8 Preferred Stock	(13,090)	—	—	(13,090)
Deemed dividend for the modification related to Series 8 Preferred Stock	(2,627)	—	—	(2,627)
Deemed contribution for the modification related to Warrants issued in connection with Series 8 Preferred Stock	1,469	—	—	1,469
Amortization premium- modification related to Series 8 Preferred Stock	2,627	—	—	2,627
Net Loss Attributable to Common Stockholders	$(79,570)	$29,175	$(1,131)	$(51,526)
Basic and diluted loss per share	$(34.12)			$(22.09)
Weighted Average Shares Outstanding, basic and diluted	2,332,041			2,332,041

The following is a summary of the unaudited pro forma adjustments reflected in the unaudited pro forma consolidated financial statements based on preliminary estimates, which may change as additional information is obtained.

a.Reflects amounts reported by the Company within its Annual Report on Form 10-K for the year ended December 31, 2022.

b.Reflects the elimination of the Enterprise Apps Business assets, liabilities, and historical balances within the Company's consolidated financial statements that were discontinued as result of the Business Combination. The Company notes $69 million of consideration was to be received by the Company in connection with the Business Combination. The consideration was paid directly to the shareholders of the Company, and no adjustment was included in the unaudited pro forma consolidated balance sheet as a result.

c.Reflects adjustments for remaining cash contribution of $3.7 million to reach $10 million cash balance for Enterprise Apps Business in accordance with the Separation and Distribution Agreement.

d.Reflects adjustments to the Company's investment in Class A and Class B Units of Cardinal Ventures Holdings LLC, which has certain interests in the sponsor of KINS. The Company distributed its ownership interests to certain employees and members of management on February 28, 2023 as a pre-requisite to the Business Combination.

e.Reflects adjustment for acquisition liability that is within the Enterprise Apps Business, but will be retained by the Company subsequent to the Enterprise Apps Spin-off.

f.Reflects the elimination of the historical revenue and expenses directly related to the Enterprise Apps Business that will not recur in the Company combined statement of operations as a result of the Enterprise Apps Spin-off.

g.Reflects management’s estimates of approximately $1.1 million of historical costs mainly for executive salaries and benefits in general and administrative expenses ($1.0 million) and sales and marketing expenses ($0.1 million) that were allocated to Enterprise Apps Business. The historical costs were added back to the statement of operations for the year ended December 31, 2022 as the costs would be incurred by the Company.

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
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of December 31, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of the last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B: OTHER INFORMATION

At-The-Market (ATM) Program

On July 22, 2022, we entered into an Equity Distribution Agreement (the "Sales Agreement") with Maxim Group LLC ("Maxim") under which we may offer and sell shares of our common stock having an aggregate offering price of up to $25 million (the "Shares") from time to time through Maxim, acting exclusively as our Sales Agent (the "ATM Offering"). Maxim is entitled to compensation at a fixed commission rate of 3.0% of the gross sales price per Share sold excluding Maxim's costs and out-of-pocket expenses incurred in connection with its services, including the fees and out-of-pocket expenses of its legal counsel.

We have issued 9,655,207 shares of common stock in connection with the ATM Offering since January 1, 2023, in connection with the ATM Offering at per share price between $1.15 and $1.86, resulting in gross proceeds to the Company of approximately $15.4 million.

The information set forth below is included herein for the purpose of providing the disclosure required under “Item 3.02 – Unregistered Sales of Equity Securities.” of Form 8-K.

We issued an aggregate of 850,000 shares of common stock (the “Exchange Common Shares”) to the holder of that certain outstanding promissory note of the Company issued on July 22, 2022 (the “July 2022 Note”), at a price of $0.3336 per share, which is equal to the Minimum Price as defined in Nasdaq Listing Rule 5635(d) in connection with the terms and conditions of an Exchange Agreement, dated April 13, 2023, pursuant to which we and the holder agreed to (i) partition new promissory notes in the form of the July 2022 Note in the aggregate original principal amount equal to approximately $0.3 million and then cause the outstanding balance of the July 2022 Note to be reduced by an aggregate of approximately $0.3 million; and (ii) exchange the partitioned notes for the delivery of the Exchange Common Shares.

The offer and sale of the Exchange Common Shares was not registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on an exemption from registration under Section 3(a)(9) of the Securities Act, in that (a) the Exchange Common Shares were issued in exchanges for partitioned notes which are other outstanding securities of the Company; (b) there was no additional consideration of value delivered by the holder in connection with the exchanges; and (c) there were no commissions or other remuneration paid by the Company in connection with the exchanges.

After taking into account the issuance of the Exchange Common Shares, the Company will have 18,059,673 shares of common stock outstanding.

The information set forth below is included herein for the purpose of providing the disclosure required under “Item 3.01 – Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing.” of Form 8-K.

On April 14, 2023, the Company received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days beginning on March 2, 2023, and ending on April 13, 2023, the Company no longer meets the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5550(a)(2).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided a period of 180 calendar days, or until October 11, 2023, in which to regain compliance. In order to regain compliance with the minimum bid price requirement, the closing bid price of our common stock must be at least $1 per share for a minimum of ten consecutive business days during this 180-day period. In the event that the Company does not regain compliance within this 180-day period, the Company may be eligible to seek an additional compliance period of 180 calendar days if it meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and provides written notice to Nasdaq of its intent to cure the deficiency during this second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq will provide notice to the Company that our common stock will be subject to delisting.

The letter does not result in the immediate delisting of our common stock from the Nasdaq Capital Market. The Company intends to monitor the closing bid price of our common stock and consider its available options in the event that the closing bid price of our common stock remains below $1 per share.

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

Name	Age	Position
Nadir Ali	53	Chief Executive Officer and Director
Soumya Das	49	Chief Operating Officer
Wendy Loundermon	51	Chief Financial Officer and Director, Secretary of Inpixon
Leonard Oppenheim	75	Director
Kareem Irfan	61	Director
Tanveer Khader	53	Director

Nadir Ali

Mr. Ali has served as our Chief Executive Officer and as a member of our Board since September 2011. As the Chief Executive Officer of Inpixon, Mr. Ali is responsible for establishing the vision, strategy and the operational aspects of Inpixon. Mr. Ali works with the Inpixon executive team to deliver both operational and strategic leadership and has over 20 years of experience in the consulting and high-tech industries. From November 2015 until the completion of the Sysorex Spin-off in August 2018, Mr. Ali served as the Chief Executive Officer of Sysorex Inc. (OTCQB: SYSX) and he served as a member of board of directors until May 14, 2021. Mr. Ali is also the Managing Director of 3AM LLC, a company that advises and invests in certain asset classes including real estate and other asset classes since April 26, 2011. Mr. Ali also serves in the capacities set forth below for each of our following direct and indirect subsidiaries (a) director of Inpixon India Limited since April 1, 2005 (b) Managing Director of Inpixon GmbH since May 8, 2020, (c) Managing Director of Inpixon GmbH since May 8, 2020, (d) Managing Director of Inpixon Limited since May 13, 2020, (e) Managing Director of Nanotron Technologies GmbH since October 6, 2020, (f) director of Game Your Game, Inc. since April 9, 2021, (g) director of Active Mind Technology Ltd. and (h) Managing Director of IntraNav GmbH.
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
Soumya Das

Mr. Das has served as our Chief Operating Officer since February 2018 and served as our Chief Marketing Officer from November 2016 until March 2021. Prior to joining Inpixon, from November 2013 until January 2016, Mr. Das was the Chief Marketing Officer of Identiv, a security technology company. From January 2012 until October 2013, Mr. Das was the Chief Marketing Officer of SecureAuth, a provider of multi-factor authentication, single sign-on, adaptive authentication and self-services tools for different applications. Prior to joining SecureAuth, Mr. Das was the Vice President, Marketing and Strategy of CrownPeak, a provider of web content management solutions, from April 2010 until January 2012. Mr. Das has also served as a member of the board of Museum on Mile since January 4, 2019, and President of Take 1 Down Foundation, a California non-profit, since March 2016. Mr. Das earned an MBA from Richmond College, London, United Kingdom, and Bachelor of Business Management from Andhra University in India.
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
Our Board
Our Board may establish the authorized number of directors from time to time by resolution. The current authorized number of directors is five (5). Our current directors, if elected, will continue to serve as directors until the next annual meeting of stockholders and until his or her successor has been elected and qualified, or until his or her earlier death, resignation, or removal.

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
Our Board held ten (10) meetings during 2022 and acted through seven (7) written consents. No member of our Board attended fewer than 75% of the aggregate of (i) the total number of meetings of the Board (held during the period for which he or she was a director) and (ii) the total number of meetings held by all committees of the Board on which such director served (held during the period that such director served). Members of our Board are invited and encouraged to attend our annual meeting of stockholders.
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
Committees of our Board
The Board has three standing committees: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee.
Audit Committee
The Audit Committee consists of Leonard Oppenheim, Tanveer Khader, and Kareem Irfan, all of whom are “independent” as defined under section 5605(a)(2) of the Nasdaq Listing Rules. Mr. Oppenheim is the Chairman of the Audit Committee. In addition, the Board has determined that Leonard Oppenheim qualifies as an “audit committee financial expert” as defined in the rules of the SEC. The Audit Committee operates pursuant to a charter, which can be viewed on our website at http://www.inpixon.com (under “Investors”). The Audit Committee met four (4) times during 2022. All members attended more than 75% of such committee meetings. The primary role of the Audit Committee is to:
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
The Audit Committee is authorized to establish procedures to receive, address, monitor, and retain complaints arising out of accounting and auditing matters. As it deems appropriate, the Audit Committee is authorized to engage outside auditors, counsel, or other experts. A copy of the charter of the Audit Committee is available on our website at http://www.inpixon.com (under "Investors").

Compensation Committee
The Compensation Committee consists of Kareem Irfan, Leonard Oppenheim and Tanveer Khader, all of whom are “independent” as defined in section 5605(a)(2) of the Nasdaq Listing Rules. Mr. Irfan is the Chairman of the Compensation Committee. The Compensation Committee met two (2) times during 2022. All members attended 75% or more of such committee meetings. The primary role of the Compensation Committee is to:
•develop and recommend to the independent directors of the Board the annual compensation (base salary, bonus, stock options and other benefits) for our directors and officers;
•review, approve and recommend to the independent directors of the Board the annual compensation (base salary, bonus and other benefits) for all of our Executive Officers (as used in Section 16 of the Securities Exchange Act of 1934 and defined in Rule 16a-1 thereunder);
•review, approve and recommend to the Board the annual profit-sharing contribution, aggregate number of equity grants and other benefits to be granted to all other employees;
•review, the management's succession planning process in consultation with CEO, and provide report to the Board on Company's leadership succession planning for the CEO and other Executive Officers, on annual basis; and
•ensure that a significant portion of executive compensation is reasonably related to the long-term interest of our stockholders.
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
Nominating and Corporate Governance Committee
The Nominating and Corporate Governance Committee, or the “Governance Committee,” consists of Tanveer Khader, Leonard Oppenheim and Kareem Irfan, all of whom are “independent” as defined in section 5605(a)(2) of the Nasdaq Listing Rules. Mr. Khader is the Chairman of the Governance Committee. The Nominating and Corporate Governance Committee did not meet in person during 2022 and acted by written consent one (1) time during 2022. The role of the Governance Committee is to:
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
Stockholder Communications
Two-way communication is important for maintaining transparency and resolving any grievances with stockholders. Stockholders may communicate with the members of the Board, either individually or collectively, by writing to the Board at 2479 E. Bayshore Road, Suite 195, Palo Alto, CA 94303. These communications will be reviewed by the Secretary as agent for the non-employee directors in facilitating direct communication to the Board. The Secretary will treat communications containing complaints relating to accounting, internal accounting controls, or auditing matters as reports under our Whistleblower Policy. Further, the Secretary will disregard communications that are bulk mail, solicitations to purchase products or services not directly related either to us or the non-employee directors’ roles as members of the Board, sent other than by stockholders in their capacities as such or from particular authors or regarding particular subjects that the non-employee directors may specify from time to time, and all other communications which do not meet the applicable requirements or criteria described below, consistent with the instructions of the non-employee directors.
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
Stockholder nominations for directors are reviewed and summarized by the Secretary.
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
Code of Business Conduct and Ethics
The Board has adopted a code of business conduct and ethics (the “Code”) designed, in part, to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with or submits to the SEC and in the Company’s other public communications, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of Code violations to an appropriate person or persons, as identified in the Code and accountability for adherence to the Code. The Code applies to all directors, executive officers and employees of the Company. The Code is periodically reviewed by the Board. A copy of the Code is available on our website at http://www.inpixon.com (under "Investors"). In the event we determine to amend or waive certain provisions of the Code, we intend to disclose such amendments or waivers on our website within four (4) business days following such amendment or waiver or as otherwise required by the Nasdaq Listing Rules.
Policy against Hedging Stock
Our insider trading policy (which was adopted by the Board in November 2015 and updated as of August 2020) prohibits our directors, officers, and other employees, and their designees, from engaging in short sales or from hedging transactions of any nature that are designed to hedge or offset a decrease in market value of such person's ownership of the Company's equity securities.
Risk Oversight
Our Board provides risk oversight for our entire company by receiving management presentations, including risk assessments, and discussing these assessments with management. Our officers are responsible for overseeing the material risk faced by our Company as part of their day-to-day management responsibilities. Our Board’s overall risk oversight, which focuses primarily on risks and exposures associated with current matters that may present material risk to our operations, plans, prospects or reputation, is supplemented by the various committees. Our Audit Committee discusses with management and our independent registered public accounting firm our risk management guidelines and policies, our major financial risk exposures and the steps taken to monitor and control such exposures. Our Compensation Committee oversees risks related to our compensation programs and discusses with management its annual assessment of our employee compensation policies and programs. Our Governance Committee oversees risks related to corporate governance and management and director succession planning.
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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)		Option Awards ($)(1)		All Other Compensation ($)		Total ($)
Nadir Ali,	2022	$280,000	$220,000	$—		$370,005	(1)	$294,610	(3)	$1,164,615
Chief Executive Officer	2021	$280,000	$215,000	$2,745,000	(1)	$523,500	(1)	$312,157	(3)	$4,075,657

Soumya Das	2022	$312,000	$280,838	$—		$185,023	(1)	$12,000	(2)	$789,861
Chief Operating Officer	2021	$312,000	$292,800	$1,372,500	(1)	$209,400	(1)	$12,000	(2)	$2,198,700

Wendy Loundermon	2022	$300,000	$150,000	$—		185,023	(1)	$24,519	(4)	$659,542
Chief Financial Officer	2021	$280,000	$110,000	$1,372,500	(1)	$261,750	(1)	$24,232	(4)	$2,048,482
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
(4)Accrued vacation paid as compensation.

Outstanding Equity Awards at Fiscal Year-End
Other than as set forth below, there were no outstanding unexercised options, unvested stock, and/or equity incentive plan awards issued to our Named Executive Officers as of December 31, 2022.

		Option Awards							Stock Awards
Name	Grant Date	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares of restricted stock #	Market value of shares of restricted stock ($)
Nadir Ali	08/14/2013	1	(1)	—		—	146,450,902.50	08/14/2023	—	—
	04/17/2015	2	(2)	—		—	125,839,291.50	04/17/2025	—	—
	05/17/2018	5	(1)	—		—	42,795.00	05/17/2028	—	—
	01/25/2019	149	(3)	—		—	7,627.50	01/25/2029	—	—
	05/10/2019	149	(3)	—		—	2,531.25	05/10/2029	—	—
	05/08/2020	13,335	(4)	—	(4)	—	82.50	05/08/2030	—	—
	08/16/2021	9,452	(5)	10,549	(5)	—	77.25	08/16/2031	—	—
	01/08/2022	24,453	(3)	2,214	(3)	—	39.75	01/08/2032	—	—

Soumya Das	02/03/2017	1	(1)	—		—	14,102,680.50	02/03/2027	—	—
	05/17/2018	4	(1)	—		—	42,795.00	05/17/2028	—	—
	01/25/2019	90	(3)	—		—	7,627.50	01/25/2029	—	—
	05/10/2019	90	(3)	—		—	2,531.25	05/10/2029	—	—
	05/08/2020	6,667	(4)	—	(4)	—	82.50	05/08/2030	—	—
	08/16/2021	3,791	(5)	4,210	(5)	—	77.25	08/16/2031	—	—
	01/08/2022	12,233	(3)	1,102	(3)	—	39.75	01/08/2032	—	—

Wendy Loundermon	11/18/2013	1	(1)	—		—	138,857,152.50	11/18/2023	—	—
	05/09/2014	1	(1)	—		—	263,069,208.00	05/09/2024	—	—
	08/05/2015	1	(2)	—		—	94,921,875.00	08/05/2025	—	—
	02/25/2016	1	(2)	—		—	28,205,361.00	02/25/2026	—	—
	07/20/2016	1	(2)	—		—	25,493,305.50	07/20/2026	—	—
	05/17/2018	4	(1)	—		—	42,795.00	05/17/2028	—	—
	01/25/2019	105	(3)	—	(3)	—	7,627.50	01/25/2029	—	—
	05/10/2019	105	(3)	—	(3)	—	2,531.25	05/10/2029	—	—
	05/08/2020	6,667	(4)	—	(4)	—	82.50	05/08/2030	—	—
	08/16/2021	4,726	(5)	5,275	(5)	—	77.25	08/16/2031	—	—
	01/08/2022	12,233	(3)	1,102	(3)	—	39.75	01/08/2032	—	—
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

Employee Stock Incentive Plans
2018 Employee Stock Incentive Plan
The following is a summary of the material terms of our 2018 Employee Stock Incentive Plan, as amended to date (the “2018 Plan”). This description is not complete. For more information, we refer you to the full text of the 2018 Plan, and as amended from time to time.
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
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information as of December 31, 2022 regarding the shares of our common stock to be issued upon exercise of outstanding options or available for issuance under equity compensation plans and other compensation arrangements that were (i) adopted by our security holders and (ii) were not approved by our security holders.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)		Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders	351,586	(1)	$16,599.63	48,605,503	(2)
Equity compensation plans not approved by security holders	1	(3)	$146,450,902.50	—
Total	351,587		$17,016.13	48,605,503
(1)Represents 57 shares of common stock that may be issued pursuant to outstanding stock options granted under the 2011 Plan and 351,529 shares of common stock that may be issued pursuant to outstanding stock options granted under the 2018 Plan.
(2)Represents 0 shares of common stock available for future issuance in connection with equity award grants under the 2011 Plan and 48,605,503 shares of common stock available for future issuance in connection with equity award grants under the 2018 Plan.
(3)Represents shares of common stock issuable upon the exercise of stock options granted to Nadir Ali on August 14, 2013 outside of the 2011 Plan and the 2018 Plan.
Director Compensation
The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Directors in the year ended December 31, 2022 except Nadir Ali and Wendy Loundermon, whose aggregate compensation information has been disclosed above.

Name	Fees Earned or paid in cash ($)	Stock awards ($)	Option awards ($) (1)	Non-equity Incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Leonard Oppenheim	$56,500	—	$7,409	—	—	$—	$63,909
Kareem Irfan	$173,500	—	$7,409	—	—	$—	$180,909
Tanveer Khader	$47,500	—	$7,409	—	—	$—	$54,909
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
Effective July 1, 2015, the Board approved the following compensation plan for the independent directors payable in accordance with each independent director’s services agreement: $30,000 per year for their services rendered on the Board, $15,000 per year for service as the audit committee chair, $10,000 per year for service as the compensation committee chair, $6,000 per year for service on the audit committee, $4,000 per year for service on the compensation committee, $2,500 per year for service on the nominating committee, a one-time non-qualified stock option grant to purchase 20,000 shares (on a pre-

Reverse Splits basis) of the Company’s common stock under the 2011 Plan and restricted stock awards of 20,000 shares (on a pre-Reverse Splits basis) of common stock under the 2011 Plan, which are granted in four equal installments on a quarterly basis and are each 100% vested upon grant.
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

On May 16, 2022, Mr. Irfan's Director Services Agreement (as amended, the "Amended Director Services Agreement") was amended to increase his quarterly compensation by an additional $10,000 per month as consideration for the additional time and efforts dedicated to the Company and management in support of the evaluation of strategic relationships and growth initiatives. The Amended Director Services Agreement supersedes and replaces all prior agreements by and between the Company and Mr. Irfan.

During the year ended December 31, 2022, the Board of Directors awarded each independent director an aggregate of 534 non-qualified stock options. The independent directors did not receive any restricted stock awards during the year ended December 31, 2022.
ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information as of March 26, 2023, regarding the beneficial ownership of our common stock by the following persons:
•our Named Executive Officers;
•each director;
•all of our executive officers and directors as a group; and
•each person or entity who, to our knowledge, owns more than 5% of our common stock.
Except as indicated in the footnotes to the following table, subject to applicable community property laws, each stockholder named in the table has sole voting and investment power. Unless otherwise indicated, the address for each stockholder listed is c/o Inpixon, 2479 E. Bayshore Road, Suite 195, Palo Alto, California 94303. Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of March 26, 2023, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding the options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder. The information provided in the following table is based on our records, information filed with the SEC, and information furnished by our stockholders.

Name of Beneficial Owner	Amount and nature of beneficial ownership		Percent of Class(1)
Named Executive Officers and Directors
Nadir Ali	66,193	(2)	*
Leonard Oppenheim	2,680	(3)	*
Kareem Irfan	2,679	(4)	*
Tanveer Khader	2,680	(5)	*
Soumya Das	29,896	(6)	*
Wendy Loundermon	33,128	(7)	*
All executive officers and directors as a group (6 persons)	137,256	(8)	*

*Represents beneficial ownership of less than 1%.
(1)Based on 16,478,252 shares outstanding as of March 26, 2023.
(2)Includes (i) 13,649 shares of common stock held of record by Nadir Ali, (ii) 52,542 shares of common stock issuable upon exercise of options exercisable within 60 days of March 26, 2023, (iii) 1 share of common stock held of record by Lubna Qureishi, Mr. Ali’s wife, and (iv) 1 share of common stock held of record by the Qureishi Ali Grandchildren Trust, of which Mr. Ali is the joint-trustee (with his wife Lubna Qureishi) of the Qureishi Ali Grandchildren Trust and has shared voting and investment control over the shares held. Excludes an additional 7,768 shares of common stock underlying options that are not exercisable within 60 days of March 26, 2023.
(3)Includes (i) 2 shares of common stock held of record by Mr. Oppenheim, and (ii) 2,678 shares of common stock issuable upon exercise of options exercisable within 60 days of March 26, 2023.
(4)Includes (i) 1 share of common stock held of record by Mr. Irfan and (ii) 2,678 shares of common stock issuable upon exercise of options exercisable within 60 days of March 26, 2023.
(5)Includes (i) 1 share of common stock owned directly by SyHolding Corp., (ii) 1 share of common stock held of record by Mr. Khader and (iii) 2,678 shares of common stock issuable upon exercise of options exercisable within 60 days of March 26, 2023. Tanveer Khader holds the power to vote and dispose of the SyHolding Corp. shares.
(6)Includes (i) 4,803 shares of common stock held of record by Mr. Das, (ii) 25,093 shares of common stock issuable upon exercise of options exercisable within 60 days of March 26, 2023. Excludes an additional 3,095 shares of common stock underlying options that are not exercisable within 60 days of March 26, 2023.
(7)Includes (i) 6,790 shares of common stock held of record by Ms. Loundermon and (ii) 26,338 shares of common stock issuable upon exercise of options exercisable within 60 days of March 26, 2023. Excludes an additional 3,884 shares of common stock underlying options that are not exercisable within 60 days of March 26, 2023.
(8)Includes (i) 25,247 shares of common stock held directly, or by spouse or relative, (ii) 2 shares of common stock held of record by entities, and (iii) 112,007 shares of common stock issuable upon exercise of options exercisable within 60 days of March 26, 2023.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Review, Approval or Ratification of Transactions with Related Persons.
The Board reviews issues involving potential conflicts of interest, and reviews and approves all related party transactions, including those required to be disclosed as a “related party” transaction under applicable federal securities laws. The Board has not adopted any specific procedures for conducting reviews of potential conflicts of interest and considers each transaction in light of the specific facts and circumstances presented. However, to the extent a potential related party transaction is presented to the Board, the Company expects that the Board would become fully informed regarding the potential transaction and the interests of the related party, and would have the opportunity to deliberate outside of the presence of the related party. The Company expects that the Board would only approve a related party transaction that was in the best interests of the Company, and further would seek to ensure that any completed related party transaction was on terms no less favorable to the Company than could be obtained in a transaction with an unaffiliated third party. Other than as described below, no transaction requiring disclosure under applicable federal securities laws occurred during fiscal year 2022 that was submitted to the Board for approval as a “related party” transaction.
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
For the period from January 1, 2021, through the date of this report (the “Reporting Period”), described below are certain transactions or series of transactions between us and certain related persons.

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

Sysorex Receivable

On February 20, 2019, the Company, Sysorex and Atlas Technology Group, LLC (“Atlas”) entered into a settlement agreement resulting in a net award of $941,796 whereby Atlas agreed to accept an aggregate of 16,655 shares of freely-tradable common stock of the Company in full satisfaction of the award (the "Atlas Settlement Agreement"). The Company and Sysorex each agreed pursuant to the terms and conditions of that certain Separation and Distribution Agreement, dated August 7, 2018, as amended, that 50% of the costs and liabilities related to the arbitration action would be shared by each party following the Spin-off. As a result, Sysorex owed the Company $0.6 million as of December 31, 2020 for the settlement plus the interest accrued during the fiscal year ended December 31, 2020 of $0.1 million.

Sysorex Settlement

On April 14, 2021, the Company entered into a Securities Settlement Agreement (the “SSA”) and a Rights Letter Agreement (the “RLA”), each with Sysorex, whereby Sysorex agreed to satisfy in full its outstanding debt, in the aggregate amount of $9.1 million as of March 31, 2021, owed to us under that certain secured promissory note, originally dated December 31, 2018, as amended from time to time, and in connection with the Atlas Debt Settlement. To effect the Debt Settlement, Sysorex agreed to issue to us (i) pursuant to the terms of the SSA, 12,972,189 shares of its common stock, $0.00001 par value per share, and (ii) rights to acquire 3,000,000 additional shares of its common stock pursuant to the terms of the RLA. The Debt Settlement was entered into in connection with Sysorex’s closing of a reverse triangular merger with TTM Digital Assets & Technologies, Inc.

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

Nadir Ali, Chief Executive Officer and member of the Board, was a member of the board of directors of Sysorex until his resignation on May 14, 2021. Nadir Ali entered into a consulting agreement with Sysorex, pursuant to which he agreed to provide certain business services specified in the agreement for the benefit of Sysorex in exchange for shares of Sysorex’s common stock. The consulting agreement was terminated on October 14, 2021.

Systat License Acquisition
On June 30, 2020 (the "Closing Date"), pursuant to the terms and conditions of that certain Exclusive Software License and Distribution Agreement, dated as of on June 19, 2020, with an effective date of June 1, 2020 (as amended, the “License Agreement”), with Cranes Software International Ltd., a company organized under the laws of India (“Cranes”) and Systat Software, Inc., a Delaware corporation (“Systat,” and together with Cranes, the “Systat Parties”). In accordance with the terms of the License Agreement, on June 30, 2020 (the “License Closing Date”), we acquired (a) an exclusive, worldwide license to use, modify, develop market and distribute certain software, software source, user documentation and related Systat intellectual property, and (b) an exclusive, worldwide sub-license to use, modify, develop, market and distribute software, software source, user documentation and related intellectual property license to Systat by Cranes (collectively, the "Licenses"). In exchange for the Licenses, we paid $2.2 million in cash and we partitioned a portion of the outstanding balance of the Sysorex Note into a new note in an amount equal to $3 million in principal plus accrued interest (the “Closing Note”) and assigned the Closing Note and all rights and obligations thereunder to Systat in accordance with the terms and conditions of that certain Promissory Note Assignment and Assumption Agreement. Pursuant to the License Agreement, we partitioned and assigned to Systat an additional $3.3 million of the principal balance underlying the Sysorex Note as follows: (i) $1.3 million on the three month anniversary of the Closing Date, (ii) $1.0 million on the six month anniversary of the Closing Date and (iii) $1.0 million on March 19, 2021.
In addition, in connection with an amendment to License Agreement dated February 22, 2021, we exercised our option to purchase a portion of the underlying assets of the Sysorex Note, including certain software, trademarks, solutions, domain names and websites from Systat in exchange for $900,000 in cash consideration.

Systat License Agreement

Nadir Ali, the Company's Chief Executive Officer and a member of the Board, is a related party in connection with the acquisition of the Licenses as a result of his service as a director of Sysorex, the issuer of the Sysorex Note that was assigned in accordance with the terms and conditions of the License Agreement. In addition, Tanveer Khader and Kareem Irfan, members of our Board, are also related parties in connection with the acquisition of the Licenses as a result of their respective employment relationships with the Systat Parties.

Subscription of Units of, and Loan to, Cardinal Venture Holdings

On September 30, 2020, we entered into a Subscription Agreement (the “Subscription Agreement”) with Cardinal Venture Holdings LLC, a Delaware limited liability company (“CVH”), pursuant to which we agreed to (i) contribute up to $1,800,000 (the “Contribution”) to CVH and (ii) purchase up to 599,999 Class A Units of CVH (the “Class A Units”) and up to 1,800,000 Class B Units of CVH (the “Class B Units,” and, together with the Class A Units, the “Units”). The aggregate purchase price of $1,800,000 for the Units is deemed to be satisfied in part through the Contribution. The Contribution was used by CVH to fund the Sponsor’s purchase of securities in the KINS.

CVH owns certain interests in KINS Capital, LLC, a Delaware limited liability company, the sponsor entity (the “Sponsor”) to KINS Technology Group, Inc., a Delaware corporation and publicly traded former special purpose acquisition company ("KINS") with which the Company entered into the Business Combination.

Concurrently with our entry into the Subscription Agreement, we entered into the Amended and Restated Limited Liability Company Agreement of CVH (the “LLC Agreement”), dated as of September 30, 2020. Under the terms of the LLC Agreement, in the event the Managing Member can no longer manage CVH’s affairs due to his death, disability or incapacity, 3AM will serve as CVH’s replacement Managing Member. Except as may be required by law, we, as a non-managing member under the LLC Agreement, do not have any voting rights and generally cannot take part in the management or control of CVH’s business and affairs.

On December 16, 2020, the Company entered into a second subscription agreement with CVH, pursuant to which the Company agreed to (i) contribute $700,000 (the "Additional Contribution") to CVH and (ii) purchase 700,000 Class B Units. The aggregate purchase price of $700,000 for the Class B Units is deemed to be satisfied through the Additional Contribution. Following the closing of the Additional Contribution, the Company owned an aggregate of 599,999 Class A Units and 2,500,000 Class B Units.

Additionally, on July 1, 2022, we loaned $150,000 to CVH. The loan bears no interest and is due and payable in full on the earlier of (i) the date by which KINS has to complete a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a "business combination"), and (ii) immediately prior to the date of consummation of the Business Combination of KINS, unless accelerated upon the occurrence of an event of default. As a result of the closing of the Business Combination, the loan was repaid on March 15, 2023.

On February 27, 2023, the Company entered into Limited Liability Company Unit Transfer and Joinder Agreements with certain of the Company’s employees (the “Transferees”), pursuant to which (i) the Company transferred all of its Class A Units of CVH (the “Class A Units”), an aggregate of 599,999 Class A Units, to the Transferees as bonus consideration in connection with each Transferee’s services performed for and on behalf of the Company as an employee, as applicable, and (ii)

each Transferee became a member of CVH and a party to the Amended and Restated Limited Liability Company Agreement of CVH, dated as of September 30, 2020.

Nadir Ali, the Company's Chief Executive Officer and a director, beneficially owns membership interest in CVH through 3AM LLC, a Delaware limited liability company and a founding member of CVH ("3AM"), which may, in certain circumstances, be entitled to manage the affairs of CVH. Mr. Ali's relationship may create conflict of interest between Mr. Ali's obligation to our company and its shareholders and his economic interests and possible fiduciary obligation in CVH through 3AM. For example, Mr. Ali may be in a position to influence or manage the affairs of CVH in a manner that may be viewed as contrary to the best interest of either the Company or CVH and their respective stakeholders.

Enterprise Apps Spin-off and Business Combination

On September 25, 2022, we entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among Inpixon, KINS Technology Group Inc., a Delaware corporation (renamed CXApp Inc., "KINS" or "New CXApp"), CXApp Holding Corp., a Delaware corporation and wholly-owned subsidiary of New CXApp (formerly a wholly-owned subsidiary of Inpixon, "CXApp"), and KINS Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of KINS ("Merger Sub"), pursuant to which KINS would acquire Inpixon's enterprise apps business (including its workplace experience technologies, indoor mapping, events platform, augmented reality and related business solutions) (the "Enterprise Apps Business") through the merger of Merger Sub with and into CXApp (the “Merger”), with CXApp continuing as the surviving company and as a wholly-owned subsidiary of KINS, in exchange for the issuance of shares of KINS capital stock valued at $69 million (the "Business Combination"). Immediately prior to the Merger and pursuant to a Separation and Distribution Agreement, dated as of September 25, 2022, among KINS, Inpixon, CXApp and Design Reactor, Inc., a California corporation ("Design Reactor") (the "Separation Agreement"), and other ancillary conveyance documents, Inpixon would, among other things and on the terms and subject to the conditions of the Separation Agreement, transfer the Enterprise Apps Business, including certain related subsidiaries of Inpixon, including Design Reactor, to CXApp (the "Reorganization"). Following the Reorganization, Inpixon would distribute 100% of the common stock of CXApp, par value $0.00001, to certain holders of Inpixon securities as of the record date of March 6, 2023 (the "Enterprise Apps Spin-Off"). The Merger closed on March 14, 2023. See “Recent Events - Enterprise Apps Spin-off and Business Combination” under Part II, Item 7 herein for more details.

Effective as of the closing of the Merger, Design Reactor, entered into a consulting agreement with 3AM, pursuant to which Mr. Ali will provide advisory services following the closing of the Business Combination in exchange for $180,000 in consulting fees.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES
Set forth below are approximate fees billed and accrued for services rendered by Marcum LLP, our independent registered public accounting firm, for the fiscal years ended December 31, 2022 and 2021.

	2022	2021
Audit Fees(1)	$289,410	$332,039
Audit Related Fees	$542,693	$174,343
Tax Fees	$—	$—
All Other Fees	$—	$—
(1)Audit fees represent fees for professional services provided in connection with the audit of our Company's 2022 and 2021 annual consolidated financial statements included in this Annual Report on Form 10-K and review of our quarterly financial statements included in the Company's Quarterly Reports on Form 10-Q and audit services provided in connection with other statutory or regulatory filings.
Audit Fees. The “Audit Fees” are the aggregate fees of Marcum attributable to professional services rendered in 2022 and 2021 for the audit of our annual financial statements in our annual reports on Form 10-K, for review of financial statements included in our quarterly reports on Form 10-Q or for services that are normally provided by Marcum in connection with statutory and regulatory filings or engagements for that fiscal year. These fees include fees billed for professional services rendered by

Marcum for the review of registration statements or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.
Audit-Related Fees. Marcum billed us for professional services that were reasonably related to the performance of the audit or review of financial statements for fiscal years ended 2022 and 2021, which are not included under Audit Fees above including the filing of our registration statements, including our Registration Statement on Form S-3. This amount also includes audit fees related to acquisitions.
Tax Fees. Marcum did not perform any tax advice or planning services in 2022 or 2021.
All Other Fees. Marcum did not perform any services for us or charge any fees other than the services described above in 2022 and 2021.
Pre-approval Policies and Procedures
The Audit Committee is required to review and approve in advance the retention of the independent auditors for the performance of all audit and lawfully permitted non-audit services and the fees for such services. The Audit Committee may delegate to one or more of its members the authority to grant pre-approvals for the performance of certain non-audit services, and any such Audit Committee member who pre-approves a non-audit service must report the pre-approval to the full Audit Committee at its next scheduled meeting. The Audit Committee is required to periodically notify the Board of their approvals. The required pre-approval policies and procedures were complied with during 2022.

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

INPIXON

Date: April 17, 2023	By:	/s/ Nadir Ali
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Nadir Ali	Chief Executive Officer and Director	April 17, 2023
Nadir Ali	(Principal Executive Officer)

/s/ Wendy Loundermon	Chief Financial Officer and Director	April 17, 2023
Wendy Loundermon	(Principal Financial and Accounting Officer)

/s/ Leonard A. Oppenheim	Director	April 17, 2023
Leonard A. Oppenheim

/s/ Kareem Irfan	Director	April 17, 2023
Kareem Irfan

/s/ Tanveer Khader	Director	April 17, 2023
Tanveer Khader

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger dated August 31, 2013 by and among Sysorex Global Holdings Corp., Sysorex Merger Sub, Inc., Shoom, Inc. and the Shareholder Representative.	S-1	333-191648	2.4	October 9, 2013

2.2	Agreement and Plan of Merger dated as of December 20, 2013, by and among Sysorex Global Holdings Corp., AirPatrol Corporation, AirPatrol Acquisition Corp. I, AirPatrol Acquisition Corp. II, and Shareholders Representative Services LLC.	S-1/A	333-191648	2.6	January 21, 2014

2.3	Amendment No. 1 to Agreement and Plan of Merger dated February 28, 2014 with AirPatrol Corporation.	S-1/A	333-191648	2.7	March 13, 2014

2.4	Amendment No. 2 to Agreement and Plan of Merger dated April 18, 2014 with AirPatrol Corporation.	8-K	001-36404	2.8	April 24, 2014

2.5	Waiver and Amendment No. 3 to Agreement and Plan of Merger dated May 30, 2014 with AirPatrol Corporation.	S-1	333-198502	12.9	August 29, 2014

2.6†	Asset Purchase Agreement, dated as of April 24, 2015, between Sysorex Global Holdings Corp., LightMiner Systems, Inc. and Chris Baskett.	8-K	001-36404	2.1	April 30, 2015

2.7	Separation and Distribution Agreement, dated August 7, 2018 between Inpixon and Sysorex, Inc.	10-Q	001-36404	2.1	August 13, 2018

2.8	Amendment No. 1 to Separation and Distribution Agreement dated August 31, 2018 between Inpixon and Sysorex, Inc.	8-K	001-36404	10.5	September 4, 2018

2.9†	Share Purchase Agreement, dated May 21, 2019, by and among Inpixon, Inpixon Canada, Inc., Locality Systems Inc., Kirk Moir, in his capacity as the Sellers’ Representative, the Sellers and Garibaldi Capital Advisors Ltd.	8-K	001-36404	2.1	May 22, 2019

2.10†	Asset Purchase Agreement, dated June 27, 2019, by and between Inpixon and GTX Corp.	8-K	001-36404	2.1	July 1, 2019

2.11†	Share Purchase Agreement, dated July 9, 2019, by and among Inpixon, Inpixon Canada, Inc., Jibestream Inc., the Vendors, and Chris Wiegand, in his capacity as the Vendors’ Representative.	8-K	001-36404	2.1	July 11, 2019

2.12†	Amendment to Share Purchase Agreement, dated as of August 8, 2019, by and among Inpixon, Inpixon Canada, Inc., Jibestream Inc., the Vendors, and Chris Wiegand, in his capacity as the Vendors’ Representative.	8-K	001-36404	2.1	August 9, 2019

2.13	The Second Amendment to the Share Purchase Agreement, dated August 15, 2019, by and among Inpixon, Inpixon Canada, Inc., Jibestream Inc, and Chris Wiegand, in his capacity as the Vendors’ representative.	8-K	001-36404	2.1	August 19, 2019

2.14†	Asset Purchase Agreement, dated as of August 19, 2020, by and among Inpixon, Ten Degrees Inc., Ten Degrees International Limited, mCube International Limited and mCube, Inc.	8-K	001-36404	2.1	August 20, 2020

2.15†	Share Sale and Purchase Agreement, dated as of October 5, 2020, among Inpixon GmbH, Sensera Limited and Nanotron Technologies GmbH.	8-K	001-36404	2.1	October 5, 2020

2.16	Amendment to the Share Sale and Purchase Agreement, dated as of February 24, 2021, among Inpixon GmbH, Sensera Limited and Nanotron Technologies GmbH.	8-K	001-36404	2.1	February 26, 2021

2.17†	Stock Purchase Agreement, dated as of March 25, 2021, among Inpixon, Game Your Game, Inc., Rick Clemmer, and Martin Manniche.	10-K	001-36404	2.23	March 31, 2021

2.18†	Stock Purchase Agreement, dated as of April 30, 2021, among Inpixon, Design Reactor, Inc., dba The CXApp, the sellers set forth on the signature page thereto and each other person who owns outstanding capital stock of The CXApp and executes a Joinder to Stock Purchase Agreement, and Leon Papkoff, as Sellers’ Representative	8-K	001-36404	2.1	May 6, 2021

2.19†	Share Sale and Purchase Agreement, dated as of December 8, 2021, between Nanotron Technologies GmbH and the Shareholders of IntraNav GmbH.	8-K	001-36404	2.1	December 13, 2021

2.20	Amendment to Stock Purchase Agreement, dated as of December 30, 2021, by and between Inpixon and Leon Papkoff, in his capacity as the Sellers’ Representative.	8-K	001-36404	2.1	December 30, 2021

2.21	Second Amendment to Stock Purchase Agreement, dated as of March 3, 2022, by and between Inpixon and Leon Papkoff, in his capacity as Sellers' Representative	8-K	001-36404	2.1	March 9, 2022

2.22†	Agreement and Plan of Merger, dated as of September 25, 2022, by and among KINS Technology Group Inc., Inpixon, CXApp Holding Corp. and KINS Merger Sub Inc.	8-K	001-36404	2.1	September 26, 2022

2.23†	Separation and Distribution Agreement, dated as of September 25, 2022, by and among KINS Technology Group, Inc., Inpixon, CXApp Holding Corp. and Design Reactor Inc.	8-K	001-36404	2.2	September 26, 2022

2.24	Sponsor Support Agreement, dated as of September 25, 2022, by and among KINS Capital LLC, KINS Technology Group Inc., Inpixon and CXApp Holding Corp	8-K	001-36404	2.3	September 26, 2022

3.1	Restated Articles of Incorporation.	S-1	333-190574	3.1	August 12, 2013

3.2	Certificate of Amendment to Articles of Incorporation (Increase Authorized Shares).	S-1	333-218173	3.2	May 22, 2017

3.3	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	April 10, 2014

3.4	Articles of Merger (renamed Sysorex Global).	8-K	001-36404	3.1	December 18, 2015

3.5	Articles of Merger (renamed Inpixon).	8-K	001-36404	3.1	March 1, 2017

3.6	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.2	March 1, 2017

3.7	Certificate of Amendment to Articles of Incorporation (authorized share increase).	8-K	001-36404	3.1	February 5, 2018

3.8	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	February 6, 2018

3.9	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	November 1, 2018

3.10	Certificate of Amendment to Articles of Incorporation, effective as of January 7, 2020 (Reverse Split).	8-K	001-36404	3.1	January 7, 2020

3.11	Certificate of Amendment to the Articles of Incorporation increasing the number of authorized shares of Common Stock from 250,000,000 to 2,000,000,000 filed with the Secretary of State of the State of Nevada on November 18, 2021	8-K	001-36404	3.1	November 19, 2021

3.12	Certificate of Change filed with the Secretary of State of the State of Nevada on October 4, 2022 (effective as of October 7, 2022)	8-K	001-36404	3.1	October 6, 2022

3.13	Certificate of Amendment to the Articles of Incorporation increasing the number of authorized shares of Common Stock from 26,666,667 to 500,000,000 filed with the Secretary of State of the State of Nevada on November 29, 2022	8-K	001-36404	3.1	December 2, 2022

3.14	Bylaws, as amended.	S-1	333-190574	3.2	August 12, 2013

3.15	Bylaws Amendment	8-K	001-36404	3.2	September 13, 2021

4.1	Specimen Stock Certificate of the Company.	S-1	333-190574	4.1	August 12, 2013

4.2	Form of Certificate of Designation of Preferences, Rights and Limitations of Series 4 Convertible Preferred Stock.	8-K	001-36404	3.1	April 24, 2018

4.3	Certificate of Designation of Series 5 Convertible Preferred Stock, dated as of January 14, 2019.	8-K	001-36404	3.1	January 15, 2019

4.4	Form of Warrant	8-K	001-36404	4.1	April 24, 2018

4.5	Promissory Note, dated as of December 21, 2018	8-K	001-36404	4.1	December 31, 2018

4.6	Form of Warrant	8-K	001-36404	4.1	January 15, 2019

4.7	Form of Warrant Agency Agreement	8-K	001-36404	4.2	January 15, 2019

4.8	Promissory Note, dated as of May 3, 2019	8-K	001-36404	4.1	May 3, 2019

4.9	Promissory Note, dated as of June 27, 2019.	8-K	001-36404	4.1	June 27, 2019

4.10	Form of Series A warrants.	8-K	001-36404	4.2	August 14, 2019

4.11	Series 6 Preferred Certificate of Designation, effective as of August 13, 2019.	8-K	001-36404	4.1	August 14, 2019

4.12	Promissory Note, dated as of March 18, 2020.	8-K	001-36404	4.1	March 20, 2020

4.13	Form of Warrant	8-K	001-36404	4.1	September 13, 2021

4.14	Series 7 Convertible Preferred Stock Certificate of Designation, filed with the Secretary of State of the State of Nevada and effective September 13, 2021	8-K	001-36404	3.1	September 15, 2021

4.15	Description of Registrant's Securities					X

4.16	Form of Warrant	8-K	001-36404	4.1	March 22, 2022

4.17	Series 8 Convertible Preferred Stock Certificate of Designation, filed with the Secretary of State of the State of Nevada and effective March 22, 2022	8-K	001-36404	3.1	March 24, 2022

4.18	Promissory Note, dated as of July 22, 2022	8-K	001-36404	4.1	July 22, 2022

4.19	Form of Purchase Warrants	8-K	001-36404	4.1		October 20, 2022

4.20	Form of Pre-Funded Warrants	8-K	001-36404	4.2		October 20, 2022

4.21	Promissory Note, dated as of December 30, 2022	8-K	001-36404	4.1		December 30, 2022

10.1+	Amended and Restated 2011 Employee Stock Incentive Plan.	S-8	333-195655	10.22		May 2, 2014

10.2+	Form of Incentive Stock Option Agreement.	8-K	001-36404	10.9		October 27, 2014

10.3+	Form of Non-Qualified Stock Option Agreement.	8-K	001-36404	10.5		October 27, 2014

10.4+	Form of Restricted Stock Award Agreement.	8-K	001-36404	10.6		October 27, 2014

10.5+	2018 Employee Stock Incentive Plan, as amended.	S-8	333-234458	99.1		November 1, 2019

10.6+	2018 Employee Stock Incentive Plan Form of Incentive Stock Option Agreement.	10-K	001-36404	10.8		March 31, 2021

10.7+	2018 Employee Stock Incentive Plan Form of Non-Qualified Stock Option Agreement.	10-K	001-36404	10.7		March 31, 2021

10.8+	2018 Employee Stock Incentive Plan Form of Restricted Stock Award Agreement.	10-K	001-36404	10.6	10-K	March 31, 2021

10.9+	Director Services Agreement with Leonard A. Oppenheim dated October 21, 2014.	8-K	001-36404	10.1		October 27, 2014

10.10+	Director Services Agreement with Kareem M. Irfan dated October 21, 2014.	8-K	001-36404	10.3	October 27, 2014

10.11+	Director Services Agreement with Tanveer A. Khader dated October 21, 2014.	8-K	001-36404	10.4	October 27, 2014

10.12+	Amended and Restated Employment Agreement by and between the Company and Nadir Ali	10-Q	001-36404	10.14	May 15, 2018

10.13+	Employment Agreement, effective as of October 1, 2014, between Wendy Loundermon and the Company.	8-K	001-36404	10.8	October 27, 2014

10.14+	Employment Agreement dated November 4, 2016, by and between Sysorex USA and Soumya Das.	10-K	001-36404	10.51	April 17, 2017

10.15+	Amendment to Employment Agreement dated August 31, 2018 among Inpixon, Sysorex, Inc. and Soumya Das	8-K	001-36404	10.8	September 4, 2018

10.16+	Waiver and Amendment No. 1 to Board of Directors Services Agreement with Leonard A. Oppenheim dated February 4, 2019.	10-K	001-36404	10.9	March 28, 2019

10.17+	Waiver and Amendment No. 1 to Board of Directors Services Agreement with Kareem M. Irfan dated February 4, 2019.	10-K	001-36404	10.11	March 28, 2019

10.18+	Waiver and Amendment No. 1 to Board of Directors Services Agreement with Tanveer A. Khader dated February 4, 2019.	10-K	001-36404	10.13	March 28, 2019

10.19	Second Amendment Agreement, dated as of April 2, 2019, between Inpixon and Sysorex, Inc.	8-K	001-36404	10.1	April 5, 2019

10.20†	Patent Assignment and License-Back Agreement, dated June 27, 2019, by and between Inpixon and GTX Corp.	8-K	001-36404	10.1	July 1, 2019

10.21†	Patent License Agreement, dated June 27, 2019, by and between Inpixon and Inventergy.	8-K	001-36404	10.4	July 1, 2019

10.22†	Patent License Agreement, dated June 27, 2019, by and between Inpixon and GTX Corp.	8-K	001-36404	10.2	July 1, 2019

10.23	Note Purchase Agreement, dated as of March 18, 2020.	8-K	001-36404	10.1	March 20, 2020

10.24†	Exclusive Software License and Distribution Agreement, dated as of June 19, 2020, by and among Inpixon, Cranes Software International Ltd., and Systat Software, Inc.	8-K	001-36404	10.1	June 22, 2020

10.25	Amendment and Waiver to Exclusive Software License & Distribution Agreement, dated as of June 30, 2020, by and among Inpixon, Cranes Software International Ltd., and Systat Software, Inc.	8-K	001-36404	10.1	July 2, 2020

10.26+	Amendment No. 4 to Inpixon 2018 Employee Stock Incentive Plan.	10-Q	001-36404	10.7	August 14, 2020

10.27	Form of Amended and Restated Limited Liability Company Agreement of Cardinal Venture Holdings LLC.	8-K	001-36404	10.2	October 5, 2020

10.28	Amendment #2 to Promissory Note, dated as of March 17, 2021, by and between Inpixon and Iliad Research and Trading, L.P.	8-K	001-36404	10.1	March 19, 2021

10.29	Securities Settlement Agreement, dated as of April 14, 2021, by and between Sysorex, Inc. and Inpixon.	8-K	001-36404	10.1	April 14, 2021

10.30	Right to Shares Letter Agreement, dated as of April 14, 2021, by and between Sysorex, Inc. and Inpixon.	8-K	001-36404	10.2	April 14, 2021

10.31	Form of Registration Rights Agreement, dated as of April 14, 2021 by and among Sysorex, Inc. and the parties to the Securities Subscription Agreement and certain other parties.	8-K	001-36404	10.3	April 14, 2021

10.32#	Stockholders’ Agreement, dated as of April 9, 2021, among Inpixon, Game Your Game, Inc. and the Minority Stockholders.	8-K	001-36404	10.4	April 14, 2021

10.33	Amendment #3 to Promissory Note, dated as of March 16, 2022, by and between Inpixon and Iliad Research and Trading, L.P.	10-K	001-36404	10.40	March 16, 2022

10.34+	Amendment to the Inpixon 2018 Employee Stock Incentive Plan	8-K	001-36404	10.1	November 19, 2021

10.35†	Exchange Agreement, dated January 28, 2022, by and between Inpixon and Warrant Holder	8-K	001-36404	10.1	January 28, 2022

10.36†	Form of Securities Purchase Agreement	8-K	001-36404	10.1	March 22, 2022

10.37	Form of Lock-up Agreement	8-K	001-36404	10.2	March 22, 2022

10.38	Equity Distribution Agreement, dated as of July 22, 2022, between Inpixon and Maxim Group LLC	8-K	001-36404	10.1	July 22, 2022

10.39†	Note Purchase Agreement, dated as of July 22, 2022	8-K	001-36404	10.2	July 22, 2022

10.40	Securities Purchase Agreement, dated as of April 27, 2022, by and between Inpixon and FOXO Technologies, Inc.	10-Q	001-36404	10.1	August 15, 2022

10.41	10% Original Issue Discount Senior Convertible Debenture	10-Q	001-36404	10.2	August 15, 2022

10.42	Subsidiary Guarantee	10-Q	001-36404	10.3	August 15, 2022

10.43†	Form of Securities Purchase Agreement.	8-K	001-36404	10.1	October 20, 2022

10.44	Placement Agency Agreement, dated as of October 18, 2022, by and between Inpixon and Maxim Group LLC	8-K	001-36404	10.2	October 20, 2022

10.45	Amendment to the Inpixon 2018 Employee Stock Incentive Plan	8-K	001-36404	10.1	December 2, 2022

10.46	Amendment No. 2 to Board of Directors Services Agreement, dated as of May 16, 2022, between Inpixon and Kareem M. Irfan	10-Q	001-36404	10.1	November 14, 2022

10.47†	Note Purchase Agreement, dated as of December 30, 2022	8-K	001-36404	10.1	December 30, 2022

21.1	List of Subsidiaries of the Company.					X

23.1	Consent of Marcum LLP.					X

24.1	Power of Attorney (included on signature page).					X

31.1	Certification of the Company’s Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1##	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X

+	Indicates a management contract or compensatory plan.
†	Exhibits, schedules and similar attachments have been omitted pursuant to Item 601 of Regulation S-K and the registrant undertakes to furnish supplemental copies of any of the omitted exhibits and schedules upon request by the SEC.
#	Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[****]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.
##	This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.