Form 10-Q
period 2023-03-31
INPIXON
filed 2023-05-16
CIK 1529113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001	26,665,373
(Class)	Outstanding at May 15, 2023

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
•general economic conditions and events and the impact they may have on us and our potential customers, including, but not limited to increases in inflation rates and rates of interest, supply chain challenges, increased costs for materials and labor, cybersecurity attacks, other lingering impacts resulting from COVID-19, and the Russia/Ukraine conflicts;
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
•impact of any changes in existing or future tax regimes; and
ii

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
Note Regarding Reverse Stock Split
The Company effected a reverse stock split of its authorized and issued and outstanding common stock, par value $0.001, at a ratio of 1-for-75, effective as of October 7, 2022 (the "Reverse Stock Split"), for the purpose of complying with Nasdaq Listing Rule 5550(a)(2). We have reflected the Reverse Stock Split herein, unless otherwise indicated.

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

The results for the period ended March 31, 2023 are not necessarily indicative of the results of operations for the full year. These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our audited consolidated financial statements for the fiscal years ended December 31, 2022 and 2021 included in the annual report on Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 17, 2023.
iii

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and par value data)

	As of March 31, 2023	As of December 31, 2022
	(Unaudited)	(Audited)
Assets

Current Assets
Cash and cash equivalents	$15,254	$10,235
Accounts receivable, net of allowances of $268 and $272, respectively	2,999	1,889
Notes and other receivables	430	86
Inventory	2,179	2,442
Note receivable	—	150
Prepaid expenses and other current assets	2,797	2,803
Current assets of discontinued operations	—	12,261

Total Current Assets	23,659	29,866

Property and equipment, net	1,052	1,064
Operating lease right-of-use asset, net	484	531
Software development costs, net	1,313	1,265
Investments in equity securities	364	330
Long-term investments	50	716
Intangible assets, net	2,810	2,994
Other assets	175	158
Non-current assets of discontinued operations	—	20,711

Total Assets	$29,907	$57,635
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except number of shares and par value data)

	As of March 31, 2023	As of December 31, 2022
	(Unaudited)	(Audited)
Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$1,767	$1,503
Accrued liabilities	5,112	2,619
Operating lease obligation, current	199	211
Deferred revenue	1,382	1,323
Short-term debt	14,971	13,643
Acquisition liability	—	197
Current liabilities of discontinued operations	—	5,218

Total Current Liabilities	23,431	24,714

Long Term Liabilities
Operating lease obligation, noncurrent	297	334
Non-current liabilities of discontinued operations	—	472

Total Liabilities	23,728	25,520

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred Stock -$0.001 par value; 5,000,000 shares authorized
Series 4 Convertible Preferred Stock - 10,415 shares authorized; 1 issued and 1 outstanding as of March 31, 2023 and December 31, 2022	—	—
Series 5 Convertible Preferred Stock - 12,000 shares authorized; 126 issued and 126 outstanding as of March 31, 2023 and December 31, 2022	—	—
Common Stock - $0.001 par value; 500,000,000 shares authorized; 16,478,253 and 3,570,894 issued and 16,478,252 and 3,570,893 outstanding as of March 31, 2023 and December 31, 2022, respectively.	16	4
Additional paid-in capital	339,148	346,668
Treasury stock, at cost, 1 share	(695)	(695)
Accumulated other comprehensive (loss) income	(198)	1,061
Accumulated deficit	(330,586)	(313,739)

Stockholders’ Equity Attributable to Inpixon	7,685	33,299

Non-controlling Interest	(1,506)	(1,184)

Total Stockholders’ Equity	6,179	32,115

Total Liabilities and Stockholders’ Equity	$29,907	$57,635
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	For the Three Months Ended March 31,
	2023	2022
	(Unaudited)
Revenues	$3,104	$2,649

Cost of Revenues	791	797

Gross Profit	2,313	1,852

Operating Expenses
Research and development	1,983	2,124
Sales and marketing	1,115	1,169
General and administrative	5,613	7,334
Acquisition-related costs	164	115
Transaction costs	1,400	—
Amortization of intangibles	220	347

Total Operating Expenses	10,495	11,089

Loss from Operations	(8,182)	(9,237)

Other (Expense)/Income
Interest (expense)/income, net	(1,725)	1
Other income/(expense), net	29	(44)
Unrealized gain/(loss) on equity securities	34	(1,503)
Total Other Expense	(1,662)	(1,546)

Net Loss from Continuing Operations, before tax	(9,844)	(10,783)
Income tax provision	(2,478)	—
Net Loss from Continuing Operations	(12,322)	(10,783)

Loss from Discontinued Operations, Net of Tax	(4,856)	(774)

Net Loss	(17,178)	(11,557)

Net Loss Attributable to Non-controlling Interest	(305)	(346)

Net Loss Attributable to Stockholders of Inpixon	(16,873)	(11,211)
Accretion of Series 7 Preferred Stock	—	(4,555)
Accretion of Series 8 Preferred Stock	—	(548)
Deemed dividend for the modification related to Series 8 Preferred Stock	—	(2,627)
Deemed contribution for the modification related to Warrants issued in connection with Series 8 Preferred Stock	—	1,469
Amortization premium- modification related to Series 8 Preferred Stock	—	110
Net Loss Attributable to Common Stockholders	$(16,873)	$(17,362)

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

Net Loss Per Share - Basic and Diluted	$(1.38)	$(9.05)

Weighted Average Shares Outstanding
Basic and Diluted	12,238,684	1,917,629

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	For the Three Months Ended March 31,
	2023	2022
	(Unaudited)
Net Loss	$(17,178)	$(11,557)
Unrealized foreign exchange loss from cumulative translation adjustments	(1,259)	(102)

Comprehensive Loss	$(18,437)	$(11,659)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands, except share and per share data)

	Series 4 Convertible Preferred Stock		Series 5 Convertible Preferred Stock		Common Stock		Additional Paid-In Capital		Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount			Shares	Amount
Balance - January 1, 2023	1	$—	126	$—	3,570,894	$4	$346,668		(1)	$(695)	$1,061	$(313,739)	$(1,184)	$32,115
Common shares issued for extinguishment of debt	—	—	—	—	1,547,234	1	1,425		—	—	—	—	—	1,426
Common shares issued for net cash proceeds of a public offering					9,655,207	10	14,956		—	—	—	—	—	14,966
Stock options and restricted stock awards granted to employees for services	—	—	—	—	—	—	329		—	—	—	—	—	329
Deconsolidation of CXApp business as result of spin off	—	—	—	—	—	—	(24,230)	[1]	—	—	—	—	—	(24,230)
Common shares issued for net proceeds from warrants exercised	—	—	—	—	1,380,000	1	—		—	—	—	—	—	1
Common shares issued for exchange of warrants	—	—	—	—	324,918	—	—		—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—	—		—	—	(1,259)	26	(17)	(1,250)
Net loss	—	—	—	—	—	—	—		—	—	—	(16,873)	(305)	(17,178)
Balance - March 31, 2023	1	$—	126	$—	16,478,253	$16	$339,148		(1)	$(695)	$(198)	$(330,586)	$(1,506)	$6,179
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements
1

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands, except share and per share data)

	Series 7 Preferred Stock		Series 8 Preferred Stock			Series 4 Convertible Preferred Stock		Series 5 Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance - January 1, 2022	49,250	44,695	—	—		1	$—	126	$—	1,730,140	$2	$332,761	(1)	$(695)	44	$(250,309)	$1,688	$83,491
Common shares issued for extinguishment of debt	—	—	—	—		—	—	—	—	57,472	—	1,500	—	—	—	—	—	1,500
Stock options and restricted stock awards granted to employees for services	—	—	—	—		—	—	—	—	—	—	1,533	—	—	—	—	—	1,533
Series 7 Preferred redeemed for cash	(49,250)	(49,250)	—	—		—	—	—	—	—	—	—	—	—	—	—	—	—
Series 8 Preferred stock issued for cash	—	—	53,198	41,577		—	—	—	—	—	—	5,329	—	—	—	—	—	5,329
Accretion Discount- Series 7 Preferred Shares	—	4,555	—	—		—	—	—	—	—	—	(4,555)	—	—	—	—	—	(4,555)
Accretion Discount- Series 8 Preferred Shares	—	—	—	548		—	—	—	—	—	—	(548)	—	—	—	—	—	(548)
Deemed dividend for the modification related to Series 8 Preferred Stock	—	—	—	2,627		—	—	—	—	—	—	(2,627)	—	—	—	—	—	(2,627)
Deemed contribution for the modification related to Warrants issued in connection with Series 8 Preferred Stock	—	—	—	(1,469)		—	—	—	—	—	—	1,469	—	—	—	—	—	1,469
Amortization Premium- modification related to Series 8 Preferred Stock	—	—	—	(110)		—	—	—	—	—	—	110	—	—	—	—	—	110
Restricted stock grants withheld for taxes	—	—	—	—		—	—	—	—	(12,802)	—	(336)	—	—	—	—	—	(336)
Common shares issued for CXApp earnout	—	—	—	—		—	—	—	—	144,986	—	3,697	—	—	—	—	—	3,697
Common shares issued for exchange of warrants	—	—	—	—		—	—	—	—	184,153	—	—	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—		—	—	—	—	—	—	—	—	—	(102)	(15)	15	(102)
Net loss	—	—	—	—		—	—	—	—	—	—	—	—	—	—	(11,211)	(346)	(11,557)

Balance - March 31, 2022	—	$—	53,198	$43,173		1	$—	126	$—	2,103,949	$2	$338,333	(1)	$(695)	$(58)	$(261,535)	$1,357	$77,404

——
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows Used in Operating Activities	(Unaudited)

Net loss	$(17,178)	$(11,557)

Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	429	317
Amortization of intangible assets	1,025	1,489
Amortization of right of use asset	110	169
Stock based compensation	329	1,533
Earnout expense valuation benefit	—	(2,827)
Amortization of debt discount	834	—
Unrealized loss on foreign currency transactions	(205)	(167)
Distribution of equity method investment shares to employees as compensation	666	—
Deferred income tax	2,478	—
Unrealized loss on equity securities	(34)	1,503
Other	—	146

Changes in operating assets and liabilities:
Accounts receivable and other receivables	(1,994)	(239)
Inventory	283	181
Prepaid expenses and other current assets	274	(3,607)
Other assets	(4)	41
Accounts payable	(534)	(1,345)
Accrued liabilities	3,545	(109)
Income tax liabilities	(2)	(40)
Deferred revenue	584	(666)
Operating lease obligation	(109)	(141)

Net Cash Used in Operating Activities	(9,503)	(15,319)

Cash Flows Used in Investing Activities
Purchase of property and equipment	(6)	(81)
Investment in capitalized software	(220)	(107)
Sales of treasury bills	—	28,001
Proceeds from repayment of note receivable	150	—
Issuance of note receivable	(300)	—
Net Cash (Used in) Provided By Investing Activities	(376)	27,813

Cash From Financing Activities
Net proceeds from issuance of preferred stock and warrants	—	46,906
Net proceeds from promissory note	125	364
Net proceeds for registered direct offering	14,966	—
Cash paid for redemption of preferred stock series 7	—	(49,250)

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

Taxes paid related to net share settlement of restricted stock units	—	(336)
Repayment of CXApp acquisition liability	(197)	(1,787)
Common shares issued for net proceeds from warrants	1	—
Distribution to shareholders related to spin-off of CXApp	(10,003)	—
Net Cash Provided By (Used In) Financing Activities	4,892	(4,103)

Effect of Foreign Exchange Rate on Changes on Cash	6	(19)

Net (Decrease)/Increase in Cash and Cash Equivalents	(4,981)	8,372

Cash and Cash Equivalents - Beginning of period	20,235	52,480

Cash and Cash Equivalents - End of period	$15,254	$60,852

Supplemental Disclosure of cash flow information:
Cash paid for:
Interest	$—	$1
Income Taxes	$—	$100

Non-cash investing and financing activities
Common shares issued for extinguishment of debt	$1,426	$1,500
Common shares issued for CXApp Earnout Payment	$—	$3,697
Common shares issued in exchange for warrants	$—	$14
Noncash net assets distribution to shareholders related to spin-off of CXApp	$14,227	$—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
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

In addition to our Indoor Intelligence technologies and solutions, we also offer:

•Digital solutions (eTearsheets; eInvoice, and adDelivery) or cloud-based applications and analytics for the advertising, media and publishing industries through our advertising management platform referred to as Shoom by Inpixon; and

•A comprehensive set of data analytics and statistical visualization solutions for engineers and scientists referred to as SAVES by Inpixon.

We report financial results for three segments: Indoor Intelligence, Shoom and SAVES. For Indoor Intelligence, we generate revenue from sales of hardware, software licenses and professional services. For Shoom and SAVES, we generate revenue from the sale of software licenses.

Enterprise Apps Spin-off and Business Combination

On March 14, 2023, we completed the Enterprise Apps Spin-off and subsequent Business Combination (the "Closing") In connection with the Closing, KINS was renamed CXApp Inc. (“New CXApp”). Pursuant to the Transaction Agreements, Inpixon contributed to CXApp cash and certain assets and liabilities constituting the Enterprise Apps Business, including certain related subsidiaries of Inpixon, to CXApp (the “Contribution”). In consideration for the Contribution, CXApp issued to Inpixon additional shares of CXApp common stock such that the number of shares of CXApp common stock then outstanding equaled the number of shares of CXApp common stock necessary to effect the Distribution. Pursuant to the Distribution, Inpixon shareholders as of the Record Date received one share of CXApp common stock for each share of Inpixon common stock held as of such date. Pursuant to the Merger Agreement, each share of Legacy CXApp common stock was thereafter exchanged for the right to receive 0.09752221612415190 of a share of New CXApp Class A common stock (with fractional shares rounded down to the nearest whole share) and 0.3457605844401750 of a share of New CXApp Class C common stock (with fractional shares rounded down to the nearest whole share). New CXApp Class A common stock and New CXApp Class C common stock are identical in all respects, except that New CXApp Class C common stock is not listed and will automatically convert into New CXApp Class A common stock on the earlier to occur of (i) the 180th day following the closing of the Merger and (ii) the day that the last reported sale price of New CXApp Class A common stock equals or exceeds $12.00

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

per share for any 20 trading days within any 30-trading day period following the closing of the Merger. Upon the closing of the Transactions, Inpixon’s existing security holders held approximately 50.0% of the shares of New CXApp common stock outstanding. The transaction is expected to be tax-free to Inpixon and its stockholders for U.S. federal income tax purposes. On March 15, 2023, New CXApp began regular-way trading on NASDAQ under the ticker symbol “CXAI.” Inpixon continues to trade under the ticker symbol “INPX.”

In accordance with applicable accounting guidance, the results of CXApp are presented as discontinued operations in the Condensed Consolidated Statements of Income and, as such, have been excluded from both continuing operations and segment results for all periods presented prior to the completion of the Enterprise Apps Spin-off. The Condensed Consolidated Statements of Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations. See Note 24 of the Notes to the Condensed Consolidated Statements of Operations for additional information on the Enterprise Apps Spin-off.

Reverse Stock Split

On October 7, 2022, the Company effected a 1-for-75 reverse stock split. All historical share and per share amounts reflected throughout this report have been adjusted to reflect the Reverse Stock Split.

Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results for the three months ended March 31, 2023 are not necessarily indicative of the results for the full year ending December 31, 2023. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the years ended December 31, 2022 and 2021 included in the annual report on Form 10-K for the year ended December 31, 2022, filed with the SEC on April 17, 2023.
Note 3 - Summary of Significant Accounting Policies
The Company's complete accounting policies are described in Note 2 to the Company's audited consolidated financial statements and notes for the year ended December 31, 2022.
Liquidity
As of March 31, 2023, the Company has a working capital surplus of approximately $0.2 million, and cash of approximately $15.3 million. For the three months ended March 31, 2023, the Company had a net loss of approximately $17.2 million. During the three months ended March 31, 2023, the Company used approximately $9.5 million of cash for operating activities.
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

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
Note 3 - Summary of Significant Accounting Policies (continued)
Certain global events, such as the continued impact of the pandemic, the recent military conflict between Russia and Ukraine, market volatility and other general economic factors that are beyond our control may impact our results of operations. These factors can include interest rates; recession; inflation; unemployment trends; the threat or possibility of war, terrorism or other global or national unrest; political or financial instability; and other matters that influence our customers spending. Increasing volatility in financial markets and changes in the economic climate could adversely affect our results of operations. We also expect that supply chain interruptions and constraints, and increased costs on parts, materials and labor may continue to be a challenge for our business. While we have been able to realize growth in the three months ended March 31, 2023 as compared to the same period in 2022, the impact that these global events will have on general economic conditions is continuously evolving and the ultimate impact that they will have on our results of operations continues to remain uncertain. There are no assurances that we will be able to continue to experience the same growth or not be materially adversely effected.
The Company's recurring losses and utilization of cash in its operations are indicators of going concern however with the Company's current liquidity position, including $15.3 million cash on hand plus the $4.1 million raised under the ATM Offering since April 1, 2023, approximately $3.8 million in additional funds available under the ATM Offering, and additional financing available to the Company, we believe we have the ability to mitigate such concerns for a period of at least one year from the date these financial statements are issued.
Consolidations
The consolidated financial statements have been prepared using the accounting records of Inpixon, Inpixon GmbH, Inpixon Limited, Nanotron Technologies, GmBh, Intranav GmbH, Inpixon India Limited and Game Your Game, Inc. The consolidated financial statements also include financial data of Inpixon Canada, Inc., Design Reactor, Inc. and Inpixon Philippines, Inc. through March 14, 2023, which is the date those entities were spun off in the Enterprise Apps Spin-off and Business Combination transaction discussed above. All material inter-company balances and transactions have been eliminated.
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
Investment in equity securities- fair value
Investment securities—fair value consist primarily of investments in equity securities and are carried at fair value in accordance with ASC 321, "Investments-Equity Securities". These securities are marked to market based on the respective publicly quoted market prices of the equity securities adjusted for liquidity. These securities transactions are recorded on a trade date basis. Any unrealized appreciation or depreciation on investment securities is reported in the Condensed Consolidated Statement of Operations within Unrealized Loss on Equity Securities. The unrealized gain on equity securities for the three months ended March 31, 2023 was approximately $0.03 million, and for the three months ended March 31, 2022 was a unrealized loss of approximately $1.5 million.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
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
Professional services are also contracted on the fixed fee and time and materials basis. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts including maintenance service provided by in house personnel, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the three months ended March 31, 2023 and 2022, the Company did not incur any such losses. These amounts are based on known and estimated factors.
License Revenue Recognition

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
Note 3 - Summary of Significant Accounting Policies (continued)
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
Contract Balances
The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had deferred revenue of approximately $1.4 million and $1.3 million as of March 31, 2023 and December 31, 2022, respectively, related to cash received in advance for product maintenance services and professional services provided by the Company’s technical staff. The Company expects to satisfy its remaining performance obligations for these maintenance services and professional services, and recognize the deferred revenue and related contract costs over the next twelve months.
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

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
Note 3 - Summary of Significant Accounting Policies (continued)
The Company incurred stock-based compensation charges of approximately $0.3 million and $1.5 million for the three months ended March 31, 2023 and 2022, respectively, which are included in general and administrative expenses. Stock-based compensation charges are related to employee compensation and related benefits.
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
The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022
Options	341,034	379,418
Warrants	3,847,109	1,737,627
Convertible preferred stock	13	1,503,728
Rights to common stock	—	52,513
Total	4,188,156	3,673,286
Preferred Stock
The Company relies on the guidance provided by ASC 480, "Distinguishing Liabilities from Equity" ("ASC 480"), to classify certain redeemable and/or convertible instruments. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable preferred shares (including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, preferred shares are classified as permanent equity.
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
Recently Issued and Adopted Accounting Standards
The Company reviewed recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the condensed consolidated financial statements.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
Note 3 - Summary of Significant Accounting Policies (continued)
Reclassifications
Certain prior year amounts have been reclassified to conform with the current year presentation. These reclassifications had no material effect on the reported results of operations or cash flows. The condensed consolidated financial statements included approximately $1.1 million of earnings reclassified from controlling accumulated deficit to non-controlling interest. This reclassification did not effect the Company’s total stockholders’ equity.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
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

	For the Three Months Ended March 31,
	2023	2022
Recurring revenue
Software	1,014	1,051
Total recurring revenue	$1,014	$1,051

Non-recurring revenue
Hardware	$1,305	$820
Software	42	410
Professional services	743	368
Total non-recurring revenue	$2,090	$1,598

Total Revenue	$3,104	$2,649

	For the Three Months Ended March 31,
	2023	2022
Revenue recognized at a point in time
Indoor Intelligence (1)	$1,656	$820
SAVES (1)	393	368
Total	$2,049	$1,188

Revenue recognized over time
Indoor Intelligence (2) (3)	$253	$577
SAVES (3)	325	366
Shoom (3)	477	518
Total	$1,055	$1,461

Total Revenue	$3,104	$2,649
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
(3) Software As A Service Revenue's performance obligation is satisfied evenly over the service period using a time-based measure because the Company is providing continuous access to its service and service is recognized over time.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
Note 5- Goodwill and Intangible Assets

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

As of March 31, 2023, the Company's cumulative impairment charges are approximately $13.5 million with approximately $11.6 million related to the Indoor Intelligence reporting unit, approximately $1.2 million related to the Shoom reporting unit and approximately $0.7 million related to the SAVES reporting unit.

Intangibles assets at March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31, 2023
	Gross Amount	Accumulated Amortization	Spin-Off	Net Carrying Amount	Remaining Weighted Average Useful Life
IP Agreement	$165	$(103)	$—	$62	1.50
Trade Name/Trademarks	1,792	(306)	(1,367)	119	3.75
Customer Relationships	6,211	(843)	(4,454)	914	2.61
Developed Technology	14,772	(1,690)	(11,466)	1,616	4.97
Non-compete Agreements	1,837	(534)	(1,204)	99	0.49
Totals	$24,777	$(3,476)	$(18,491)	$2,810

	December 31, 2022
	Gross Amount	Accumulated Amortization	Impairment	Spin-Off	Net Carrying Value
IP Agreement	$162	$(91)	$—	$—	$71
Trade Name/Trademarks	3,590	(1,414)	(593)	(1,458)	125
Webstores & Websites	404	(258)	(146)	—	—
Customer Relationships	9,121	(2,776)	(749)	(4,636)	960
Developed Technology	21,777	(5,385)	(2,921)	(11,781)	1,690
Non-compete Agreements	4,270	(2,488)	(220)	(1,414)	148
Totals	$39,324	$(12,412)	$(4,629)	$(19,289)	$2,994

Amortization Expense:

Amortization expense from continuing operations for the three months ended March 31, 2023 and 2022 was approximately $0.2 million and $0.7 million respectively.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

Note 5 - Goodwill and Intangible Assets (continued)

Future amortization expense on intangibles assets is anticipated to be as follows (in thousands):

Amount
December 31, 2023 (for 9 months)	$627
December 31, 2024	688
December 31, 2025	605
December 31, 2026	413
December 31, 2027	326
December 31, 2028 and thereafter	151
$2,810

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
Note 6 - Inventory
Inventory as of March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	As of March 31, 2023	As of December 31, 2022
Raw materials	$376	$351
Work-in-process	126	127
Finished goods	1,677	1,964
Inventory	$2,179	$2,442

Note 7 - Investments in Equity Securities

Investment securities—fair value consist of investments in the Company’s investment in shares and rights of equity securities. The composition of the Company’s investment securities—fair value was as follows (in thousands):

	As of March 31, 2023
	Cost	Fair Value
Investments in equity securities- fair value
Equity shares	$54,237	$362
Equity rights	11,064	2
Total investments in equity securities- fair value	$65,301	$364

For the three months ended March 31, 2023 and 2022, the Company recognized a net unrealized gain on equity securities of $0.03 million and an unrealized loss of $1.5 million, respectively, in the other income/expense section of the condensed consolidated statements of operations.

On April 27, 2022, the Company purchased a 10% convertible note in aggregate principal amount of approximately $6.1 million for a purchase price of $5.5 million from FOXO Technologies Operating Company, formerly FOXO Technologies Inc. (“FOXO Legacy”), pursuant to the terms of a securities purchase agreement between FOXO Legacy and the Company (the “April 2022 Purchase Agreement”). Interest on the convertible note accrues at 12% per annum. The term of the convertible note is twelve months, however FOXO Legacy has the ability to extend the maturity date for an additional 3 months. The convertible note is subject to certain conversion features which include qualified financing, and/or qualified transaction, as defined in the April 2022 Purchase Agreement. The Company can voluntarily convert the note after 270 days. The note is required to convert upon FOXO Legacy completing a qualified offering.

On September 15, 2022, FOXO Legacy consummated a business combination with Delwinds Insurance Acquisition Corp., now known as FOXO Technologies Inc. ("FOXO"), which qualified as a qualified offering as defined in the April 2022 Purchase Agreement. This qualified offering triggered a mandatory conversion of the convertible note to FOXO Legacy common stock which was then automatically converted into 891,124 shares of FOXO Class A common stock, par value $0.0001 (“FOXO common stock”) upon closing of the business combination. The Company recognized an unrealized gain on conversion of $0.8 million recognized in the income statement for the year ended December 31, 2022.

FOXO common stock is traded in active markets, as the security is trading under “FOXO” on the NYSE American. FOXO common stock is accounted for as available-for-sale equity securities based on “Level 1” inputs, which consist of quoted prices in active markets, with unrealized holding gains and losses included in earnings. The fair value was determined by the closing trading price of the security as of March 31, 2023. The Company recognized an unrealized gain on FOXO common stock of $0.03 million and zero on the income statement for the three months ended March 31, 2023 and 2022, respectively.

Note 8 - Other Long Term Investments

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

In 2020, the Company paid $1.8 million for 599,999 Class A Units and 2,500,000 Class B Units of Cardinal Venture Holdings LLC (“CVH”). The Company is a member of CVH. CVH owns certain interests in KINS Capital, LLC, the sponsor entity (the “Sponsor”) to KINS Technology Group Inc., a Delaware corporation and special purpose acquisition company with which the Company entered into the Business Combination (see “Enterprise Apps Spin-off and Business Combination” under Note 1 above and “Recent Events - Enterprise Apps Spin-off and Business Combination” section under Part I, Item 2 herein for more details). The $1.8 million purchase price was paid on October 12, 2020 and therefore is the date the purchase of the Units was closed. On December 16, 2020, the Company increased its capital contribution by $0.7 million in exchange for an additional 700,000 Class B Units. The capital contribution was used by CVH to fund the Sponsor's purchase of securities in KINS. The underlying subscription agreement provides that each Class A Unit and each Class B Unit represents the right of the Company to receive any distributions made by the Sponsor on account of the Class A Interests and Class B Interests, respectively, of the Sponsor.
The Company generally records its share of earnings in its equity method investments using a three-month lag methodology and within net investment income. During the period January 1, 2021 to December 31, 2021 and January 1, 2022 to March 31, 2023, CVH had no operating results as CVH is a holding company. CVH only contains units and has not been allocated shares of KINS, therefore CVH is not allocating any portion of income or expense incurred by KINS. As such, there was no share of earnings recognized by the Company in its statement of operations on its proportional equity investment.
The following component represents components of Other long-term investments as of March 31, 2023:

	Ownership interest as of March 31,	Ownership interest as of December 31,
	2023	2022	Instrument Held
Investee
CVH Class A	—%	14.1%	Units
CVH Class B	38.4%	38.4%	Units
Inpixon’s investment in equity method eligible entities are represented on the balance sheet as an asset of approximately $0.1 million as of March 31, 2023 and approximately $0.7 million as of December 31, 2022.
On July 1, 2022, the Company loaned $150,000 to CVH. The loan bears no interest and is due and payable in full on the earlier of: (i) the date by which KINS has to complete a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “business combination”), and (ii) immediately prior to the date of consummation of the business combination of KINS, unless accelerated upon the occurrence of an event of default. Nadir Ali, the Company’s Chief Executive Officer and director, is also a member in CVH through 3AM, LLC, which is a member of CVH, and which may, in certain circumstances, be entitled to manage the affairs of CVH. As a result of the closing of the Business Combination, on March 15, 2023, the $150,000 loan was repaid.
On February 27, 2023, the Company entered into Limited Liability Company Unit Transfer and Joinder Agreements with certain of the Company’s employees and directors (the “Transferees”), pursuant to which (i) the Company transferred all of its Class A Units of CVH (the “Class A Units”), an aggregate of 599,999 Class A Units, to the Transferees as bonus consideration in connection with each Transferee’s services performed for and on behalf of the Company as an employee, as applicable, and (ii) each Transferee became a member of CVH and a party to the Amended and Restated Limited Liability Company Agreement of CVH, dated as of September 30, 2020. The Company recorded approximately $0.7 million of compensation expense for the fair market value of the shares transferred to the Transferees which is included in the operating expenses section of the condensed consolidated statements of operations in the quarter ended March 31, 2023.

Note 9 - Accrued Liabilities

Accrued liabilities as of March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

	As of March 31, 2023	As of December 31, 2022
Accrued compensation and benefits	$1,354	$655
Accrued interest expense	234	1,197
Accrued bonus and commissions	381	426
Accrued transaction costs	2,075	—
Accrued other	855	105
Accrued sales and other indirect taxes payable	213	236
	$5,112	$2,619

Note 10 - Debt
Debt as of March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

Short-Term Debt	Maturity	March 31, 2023	December 31, 2022
March 2020 10% Note	3/18/2023	$—	$—
July 2022 Promissory Note, less debt discount of $398 and $760, respectively.	7/22/2023	6,776	6,045
December 2022 Promissory Note , less debt discount of $1,409 and $1,880, respectively.	12/30/2023	6,992	6,520
Third Party Note Payable	6/30/2023	1,203	1,078
Total Short-Term Debt		$14,971	$13,643
Interest expense on the short-term debt totaled approximately $1.7 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively, which was amortized to interest expense from the combined amortization of deferred financing costs and note discounts recorded at issuance for the Short Term Debt.

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

Upon receipt of any monthly redemption notice, the Company shall pay the applicable monthly redemption amount in cash to the holder within five business days of the Company’s receipt of such Monthly Redemption Notice. The March 2020 10% Note

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

Note 10- Debt (continued)
includes customary event of default provisions, subject to certain cure periods, and provides for a default interest rate of 22%. Upon the occurrence of an event of default (except a default due to the occurrence of bankruptcy or insolvency proceedings, the holder may, by written notice, declare all unpaid principal, plus all accrued interest and other amounts due under the March 2020 10% Note to be immediately due and payable. Upon the occurrence of a bankruptcy-related event of default, without notice, all unpaid principal, plus all accrued interest and other amounts due under the March 2020 10% Note will become immediately due and payable at the mandatory default amount. On September 17, 2020, the Company amended the one time monitoring fee applicable in the event the note was outstanding on the date that was 6 months from the issuance date, from 10% to 5%. The monitoring fee of approximately $0.3 million was added to the March 2020 10% Note balance as of that date. On March 17, 2021, the Company extended the maturity date of the March 2020 10% Note from March 18, 2021 to March 18, 2022 for which the Company agreed to pay an extension fee of approximately $0.1 million which was added to the outstanding balance of the March 2020 10% Note.
Effective as of March 16, 2022, we entered into a third amendment (the “Third Amendment”) to the March 2020 10% Note which was accounted for as a modification. Pursuant to the terms of the Third Amendment, the maturity date of the March 2020 10% Note was extended from March 18, 2022 to March 18, 2023 (the “Maturity Date Extension”). In exchange for the Maturity Date Extension, we agreed to pay a 2% extension fee in the amount of approximately $0.1 million (the “Extension Fee”), which was added to the outstanding balance of the March 2020 10% Note.
During the year ended December 31, 2022, the Company entered into exchange agreements with Iliad, pursuant to which the Company and Iliad agreed to: (i) partition new promissory notes in the form of the March 2020 10% Note equal to approximately $3.7 million and then cause the outstanding balance of the March 2020 10% Note to be reduced by approximately $3.7 million; and (ii) exchange the partitioned notes for the delivery of 287,802 shares of the Company’s common stock, at effective prices between $4.78 and $31.47 per share. The Company analyzed the exchange of the principal under the March 2020 10% Note as an extinguishment and compared the net carrying value of the debt being extinguished to the reacquisition price (shares of common stock being issued) and there was no loss on the exchange for debt for equity.
During the quarter ended March 31, 2023, the Company entered into exchange agreements with Iliad, pursuant to which the Company and Iliad agreed to: (i) partition new promissory notes in the form of the March 2020 10% Note equal to approximately $0.9 million and then cause the outstanding balance of the March 2020 10% Note to be reduced by approximately $0.9 million; and (ii) exchange the partitioned note for the delivery of 611,258 shares of the Company's common stock at effective prices between $1.09 and $1.68 per share. The Company analyzed the exchange of the principal under the March 2020 10% Note as an extinguishment and compared the net carrying value of the debt being extinguished to the reacquisition price (shares of common stock being issued) and there was no loss on the exchange for debt for equity.
July 2022 Note Purchase Agreement and Promissory Note

On July 22, 2022, the Company entered into a note purchase agreement (the "Purchase Agreement") with Streeterville Capital, LLC (the “Holder” or "Streeterville"), pursuant to which the Company agreed to issue and sell to the Holder an unsecured promissory note (the “July 2022 Note”) in an aggregate initial principal amount of $6.5 million (the “Initial Principal Amount”), which is payable on or before the date that is 12 months from the issuance date (the “Maturity Date”). The Initial Principal Amount includes an original issue discount of $1.5 million and $0.02 million that the Company agreed to pay to the Holder to cover the Holder’s legal fees, accounting costs, due diligence, monitoring and other transaction costs. In exchange for the Note, the Holder paid an aggregate purchase price of $5.0 million (the “Transaction”). Interest on the Note accrued at a rate of 10% per annum, which is payable on the maturity date. We may pay all or any portion of the amount owed earlier than it is due; provided that in the event we may elect to prepay all or any portion of the outstanding balance, it shall pay to the Holder 115% of the portion of the outstanding balance we may elect to prepay. Beginning on the date that is 6 months from the issue date and at the intervals indicated below until the Note is paid in full, the Holder shall have the right to redeem up to an aggregate of 1/3 of the initial principal balance of the Note for cash each month. The July 2022 Note includes customary event of default provisions, subject to certain cure periods, and provides for a default interest rate of 22%. Upon the occurrence of an event of default (except default due to the occurrence of bankruptcy or insolvency proceedings), the Holder may, by written notice, declare all unpaid principal, plus all accrued interest and other amounts due under the July 2022 Note to be immediately due and payable. Upon the occurrence of bankruptcy-related event of default, without notice, all unpaid principal, plus all accrued interest and other amounts due under the July 2022 Note will become immediately due and payable at the mandatory default amount. Under the terms of the July 2022 Note, if the note is still outstanding after 6 months from the issuance date, or as of January 22, 2023, a 10% monitoring fee would be added to the balance of the note. On January 31, 2023, the Holder agreed to reduce the one time monitoring fee from 10% to 5%.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

Note 10- Debt (continued)
During the quarter ended March 31, 2023, the Company entered into exchange agreements with Streeterville, pursuant to which the Company and Streeterville agreed to: (i) partition new promissory notes in the form of the July 2022 Note equal to approximately $0.5 million and then cause the outstanding balance of the July 2022 Note to be reduced by approximately $0.5 million; and (ii) exchange the partitioned notes for the delivery of 935,976 shares of the Company’s common stock, at effective prices between $0.37 and $0.915 per share. The Company analyzed the exchange of the principal under the July 2022 Note as an extinguishment and compared the net carrying value of the debt being extinguished to the reacquisition price (shares of common stock being issued) and there was no loss on the exchange for debt for equity.

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

Third Party Note Payable

Game Your Game entered into promissory notes with an individual whereby it received approximately $0.2 million on October 29, 2021, approximately $0.2 million on January 18, 2022, approximately $0.1 million on March 22, 2022, approximately $0.1 million on August 26, 2022, approximately $0.1 million on September 16, 2022, approximately $0.1 million on October 26, 2022, approximately $0.1 million on November 29, 2022, approximately $0.1 million on December 22, 2022, approximately $0.03 million on January 18, 2023 and approximately $0.1 million on March 30, 2023 for funding of outside liabilities and working capital needs. All of the promissory notes have an interest rate of 8% and are due on or before June 30, 2023. As of March 31, 2023, the balance owed under the notes was $1.2 million.
Note 11 - Capital Raises
Registered Direct Offerings
On March 22, 2022, the Company entered into a Securities Purchase Agreement with certain institutional investors named therein, pursuant to which the Company sold in a registered direct offering (i) 53,197.7234 shares of Series 8 Convertible Preferred Stock and (ii) related warrants to purchase up to an aggregate of 1,503,726 shares of common stock. Each share of Series 8 Convertible Preferred Stock and the related Warrants were sold at a subscription amount of $940, representing an original issue discount of 6% of the stated value of each share of Series 8 Convertible Preferred Stock for an aggregate subscription amount of $50.0 million. In connection with this offering, the Company filed a Certificate of Designation for the Series 8 Convertible Preferred Stock with the Nevada Secretary of State. Each share of Series 8 Convertible Preferred Stock has

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

Note 11- Capital Raises (continued)
a par value of $0.001 per share and stated value of $1,000 per share. The shares of Series 8 Convertible Preferred Stock are convertible into shares of the Company’s common stock, at a conversion price of $35.38 per share. Each share of Series 8 Convertible Preferred Stock is entitled to receive cumulative dividends, payable in the same form as dividends paid on shares of the Company’s common stock. At any time beginning on October 1, 2022 and ending ninety 90 days thereafter, the holders of the Series 8 Convertible Preferred Stock have the right to redeem all or part of the shares held by such holder in cash for the redemption price equal to the stated value of such share, plus all accrued but unpaid dividends thereon and all liquidated damages and other costs, expenses or amounts due. Upon redemption, the holder of the Series 8 Convertible Preferred Stock will forfeit 50% of the warrants issued in connection therewith. The holders of the Series 8 Convertible Preferred Stock shall vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the stockholders of the Company. The Series 8 Convertible Preferred Stock and related warrants subject to forfeiture are recorded as Mezzanine Equity in the accompanying balance sheets as the holder has the option to redeem these shares for cash and the warrants are an embedded feature for the Series 8 Convertible Preferred Stock. The remaining warrants that are not subject to forfeiture are recorded within Stockholders' Equity as the remaining warrants are classified as freestanding instruments containing a total value of $5.6 million. The aggregate net proceeds from the offering, after deducting the placement agent fees and other estimated offering expenses, were approximately $46.9 million. See Note 13 for Preferred Stock and Note 15 for Warrant details. During the quarter ended December 31, 2022, the Company received cash redemption notices from the holders of the Series 8 Convertible Preferred Stock issued on March 22, 2022, totaling 53,197.72 shares of Series 8 Convertible Preferred Stock for aggregate cash paid of approximately $53.2 million which were therefore fully redeemed. In conjunction with the redemption, 751,841 warrants were forfeited.

Between March 15, 2022 and March 22, 2022, the Company received cash redemption notices from the holders of the Series 7 Convertible Preferred Stock issued on September 15, 2021, totaling 49,250 shares of Series 7 Convertible Preferred Stock for aggregate cash required to be paid of approximately $49.3 million. In addition, in accordance with the related purchase agreement, upon redemption of the Series 7 Convertible Preferred Stock, each holder forfeited 75% of the related warrants that were issued. Therefore, as of March 22, 2022, 49,250 shares of Series 7 Convertible Preferred Stock were redeemed and 394,000 related warrants were forfeited. The Company noted about 71% of the Series 7 Preferred Stock holders that redeemed shares also participated as Series 8 Convertible Preferred Stock holders (“shared holders”). The Company accounted for proceeds of the shared holders as a modification to the Series 7 and Series 8 Convertible Preferred Stock, as well as the related embedded warrants. The total change in fair value as a result of modification related to the Preferred Stock amounted to $2.6 million which were recognized as a deemed dividend at the date of the modification, upon which was amortized until the redemption period began on October 1, 2022. The total change in fair value as a result of modification related to the embedded warrants amounted to $1.5 million which was recognized as a deemed contribution at the date of the modification, upon which was accreted until the redemption period began on October 1, 2022.

On July 22, 2022, the Company entered into an Equity Distribution Agreement (the "Sales Agreement") with Maxim Group LLC (“Maxim”) under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $25 million (the “Shares”) from time to time through Maxim, acting exclusively as the Company’s sales agent (the “ATM Offering”). The Company intends to use the net proceeds of the ATM Offering primarily for working capital and general corporate purposes. During the quarter ended March 31, 2023, the Company sold 9,655,207 shares of common stock at share prices between $1.15 and $1.86 per share under the Sales Agreement for gross proceeds of approximately $15.4 million or net proceeds of $15.0 million after deducting the placement agency fees and other offering expenses. The Company is not obligated to make any sales of the Shares under the Sales Agreement and no assurance can be given that the Company will sell any additional Shares under the Sales Agreement, or if it does, as to the price or amount of Shares that the Company will sell, or the date on which any such sales will take place. The Company is currently subject to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period. These rules may limit future issuances of shares by the Company under the Sales Agreement or other offerings pursuant to the Company’s effective shelf registration statement on Form S-3.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

Note 12 - Common Stock
During the three months ended March 31, 2023, the Company issued 1,547,234 shares of common stock under exchange agreements to settle outstanding balance and interest totaling approximately $1.4 million under partitioned notes. See Note 10.
During the three months ended March 31, 2023, the Company issued 9,655,207 shares of common stock in connection with the ATM Offering at per share prices between $1.15 and $1.86, resulting in gross proceeds to the Company of approximately $15.4 million and net proceeds of $15.0 million after subtracting sales commissions and other offering expenses. See Note 11.
During the three months ended March 31, 2023, the Company issued 1,380,000 shares of common stock in connection with the exercise of 1,380,000 pre-funded warrants at $0.001 per share in connection with the October 2022 registered direct offering.
During the three months ended March 31, 2023, the Company issued 324,918 shares of common stock in connection with a warrant amendment to exchange all of the then outstanding September 2021 warrants and March 2022 warrants. See Note 15.

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

As of March 31, 2023, there was 1 share of Series 4 Preferred outstanding.

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

As of March 31, 2023, there were 126 shares of Series 5 Convertible Preferred Stock outstanding.

Series 7 Convertible Preferred Stock
On September 13, 2021, the Company entered into a securities purchase agreement with certain institutional investors named therein, pursuant to which the Company agreed to issue and sell in a registered direct offering (i) up to 58,750 shares of Series 7 Convertible Preferred Stock and (ii) related warrants to purchase up to an aggregate of 626,667 shares of common stock (the “Warrants”). Each share of Series 7 Convertible Preferred Stock and the related Warrants were sold at a subscription amount of $920, representing an original issue discount of 8% of the stated value for an aggregate subscription amount of $54.1 million. The shares of Series 7 Convertible Preferred Stocks were recorded as Mezzanine Equity as the holder has the option to redeem these shares for cash. The aggregate net proceeds from the offering, after deducting the placement agent fees and other estimated offering expenses, was approximately $50.6 million.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

Note 13- Preferred Stock (continued)
Between March 15, 2022 and March 22, 2022, the Company received cash redemption notices from the holders of the Series 7 Convertible Preferred Stock issued on September 15, 2021, totaling 49,250 shares of Series 7 Convertible Preferred Stock for aggregate cash paid of approximately $49.3 million.
As of March 31, 2023, there were zero shares of Series 7 Convertible Preferred Stock outstanding.
Series 8 Convertible Preferred Stock
On March 22, 2022, the Company entered into a securities purchase agreement with certain institutional investors named therein, pursuant to which the Company agreed to issue and sell in a registered direct offering (i) up to 53,197.7234 shares of Series 8 Convertible Preferred Stock and (ii) related warrants to purchase up to an aggregate of 1,503,726 shares of common stock (the “Warrants”). Each share of Series 8 Convertible Preferred Stock and the related Warrants (see Note 15) were sold at a subscription amount of $940, representing an original issue discount of 6% of the stated value for an aggregate subscription amount of $50.0 million. The shares of Series 8 Convertible Preferred Stocks were recorded as Mezzanine Equity as the holder has the option to redeem these shares for cash. The aggregate net proceeds from the offering, after deducting the placement agent fees and other estimated offering expenses, was approximately $46.9 million.
During the quarter ended December 31, 2022, the Company received cash redemption notices from the holders of the Series 8 Convertible Preferred Stock issued on March 22, 2022, totaling 53,197.72 shares of Series 8 Convertible Preferred Stock for aggregate cash paid of approximately $53.2 million which were therefore fully redeemed.
As of March 31, 2023, there were zero shares of Series 8 Convertible Preferred Stock outstanding.
Note 14 - Stock Award Plans and Stock-Based Compensation
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
The aggregate number of shares that may be awarded under the 2018 Plan as of March 31, 2023 is 52,000,000. As of March 31, 2023, 341,034 of stock options were granted to employees, directors and consultants of the Company (including 1 share outside of our plan and 57 shares under our 2011 Plan) and 49,330,234 options were available for future grant under the 2018 Plan.
Employee Stock Options
During the three months ended March 31, 2023 and 2022, the Company recorded a charge for the amortization of stock options of approximately $0.3 million and $0.9 million, respectively, which is included in the general and administrative section of the condensed consolidated statement of operations.
As of March 31, 2023, the fair value of non-vested stock options totaled approximately $1.7 million, which will be amortized to expense over the weighted average remaining term of 1.09 years.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
Note 14 - Stock Award Plans and Stock-Based Compensation (continued)
See below for a summary of the stock options granted under the 2011 and 2018 plans:

	2011 Plan	2018 Plan	Non Plan	Total
Beginning balance as of January 1, 2023	57	351,529	1	351,587
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	(1,826)	—	(1,826)
Forfeited	—	(8,727)	—	(8,727)
Ending balance as of March 31, 2023	57	340,976	1	341,034
The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option-pricing model, however there were no stock option grants during the three months ended March 31, 2023.
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
During the three months ended March 31, 2023 and 2022, the Company recorded a charge of $0.02 million and $0.7 million, respectively, for the amortization of vested restricted stock awards.
The following table summarizes restricted stock based award activity granted:

Restricted Stock Grants
Beginning balance as of January 1, 2023	42,968
Granted	—
Exercised	—
Expired	—
Forfeited	—
Ending balance as of March 31, 2023	42,968

The Company determined the fair value of these grants based on the closing price of the Company’s common stock on the respective grant dates. The compensation expense is being amortized over the respective vesting periods.
Note 15 - Warrants
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

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
Note 15 - Warrants (continued)
Between March 15 and March 22, 2022, we received cash redemption notices from the holders of the Company's Series 7 Convertible Preferred Stock issued on September 15, 2021, totaling 49,250 shares of Series 7 Convertible Preferred Stock for aggregate cash required to be paid of approximately $49.3 million. In addition, upon redemption of the Series 7 Convertible Preferred Stock, each holder forfeited 75% of the related warrants that were issued together with the Series 7 Convertible Preferred Stock (the "Series 7 Warrants"). 394,000 corresponding warrants issued in connection with the issuance of the Series 7 Convertible Preferred Stock have been forfeited and 232,675 related warrants remain outstanding.
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
During the three months ended March 31, 2023, the Company issued 1,380,000 shares of common stock in connection with the exercise of 1,380,000 pre-funded warrants at $0.001 per share in connection with the October 2022 registered direct offering.

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

In connection with the exchange of 232,675 September 2021 Warrants and 751,867 March 2022 Warrants, which were all of the then outstanding of those warrants as of the effective date of the Warrant Amendments, the Company issued 76,794 Exchange Shares and 248,124 Exchange Shares, respectively, resulting in the issuance of 324,918 Exchange Shares in the aggregate.

The Company accounted for the exchange as a warrant modification. The Company determined the fair value of the Existing Warrants as if issued on the Warrant Amendment date and compared that to the fair value of the common stock issued for the Exchange Shares. The Company calculated the fair value of the Existing Warrants using a Black-Scholes Option pricing model and determined it to be approximately $0.6 million. The fair value of the common stock issued was based on the closing stock price of the date of the Warrant Amendment. The total fair value of the Existing Warrants prior to modification was greater than the fair value of the Exchange Shares issued, and therefore, there was no incremental fair value related to the Warrant Amendments.

Note 16- Income Taxes
There is an income tax expense of approximately $2.5 million and $0.0 million for the three months ended March 31, 2023 and 2022, respectively. The income tax expense in the three months ended March 31, 2023 includes a $2.6 million deferred tax expense to increase the valuation allowance, which is offset by a current tax benefit of $0.1 million, due to the Enterprise Apps Spin-off.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

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
The Company maintains cash deposits with financial institutions, which, from time to time, may exceed federally insured limits. Cash is also maintained at foreign financial institutions for its UK subsidiary, German subsidiaries and its majority-owned India subsidiary. Cash in foreign financial institutions as of March 31, 2023 and December 31, 2022 was immaterial. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash.
During the three months ended March 31, 2023 and 2022, three customers and one customer accounted for at least 10% of revenue, respectively.
As of March 31, 2023, three customers represented approximately 49% of total accounts receivable. As of March 31, 2022, one customer represented approximately 11% of total accounts receivable.
As of March 31, 2023, one vendor represented approximately 21% of total gross accounts payable. Purchases from these vendors during the three months ended March 31, 2023 was approximately $0.4 million. As of March 31, 2022, three vendors represented approximately 48% of total gross accounts payable. Purchases from these vendors during the three months ended March 31, 2022 was approximately $0.8 million.
For the three months ended March 31, 2023, one vendor represented approximately 21%, and one vendor represented approximately 10% of total purchases. For the three months ended March 31, 2022, one vendor represented approximately 48%, and one vendor represented approximately 14% of total purchases.
Note 18 - Segments
The Company’s operations consist of three reportable segments based on similar economic characteristics, the nature of products and production processes, end-use markets, channels of distribution, and regulatory environments: Indoor Intelligence, SAVES, and Shoom.
The Company completed the Enterprise Apps Spin-off during the three months ended March 31, 2023. Design Reactor was entirely part of the Indoor Intelligence business segment. As a result, the Company met the requirements of ASC 205-20 to report the results of the Design Reactor business as discontinued operations. The operating results for Design Reactor have been reclassified to discontinued operations and are no longer reported in the Indoor Intelligence business segment. See Note 24 for further details. There were no changes to the Company's reportable segments as result of the Enterprise Apps Spin-off.
Gross profit is the primary measure of segment profitability used by the Company’s Chief Operating Decision Maker ("CODM").
Revenues and gross profit segments consisted of the following (in thousands):

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
Note 18 - Segments (continued)

	For the Three Months Ended March 31,
	2023	2022
Revenue by Segment
Indoor Intelligence	$1,909	$1,397
SAVES	718	734
Shoom	477	518
Total segment revenue	$3,104	$2,649

Gross profit by Segment
Indoor Intelligence	$1,293	$937
SAVES	619	493
Shoom	401	422
Gross profit by Segment	$2,313	$1,852

Income (loss) from operations by Segment
Indoor Intelligence	$(8,116)	$(9,013)
Saves	(295)	(404)
Shoom	229	180
Loss from operations by Segment	$(8,182)	$(9,237)
The reporting package provided to the Company's CODM does not include the measure of assets by segment as that information isn't reviewed by the CODM when assessing segment performance or allocating resources.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

Note 19 - Fair Value of Financial Instruments
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
The Company's assets measured at fair value consisted of the following at March 31, 2023 and December 31, 2022:

	Fair Value at March 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Investments in equity securities	364	353	—	11
Total assets	$364	$353	$—	$11

	Fair Value at December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Investments in equity securities	330	319	—	11
Total assets	$330	$319	$—	$11
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

The Company noted that there was no change in Level 3 instruments for which significant unobservable inputs were used to determine fair value for the three months ended March 31, 2023. The following table is a reconciliation of assets for Level 3 investments for which significant unobservable inputs were used to determine fair value for the three months ended March 31, 2023:

Level 3
Level 3 Investments
Balance at January 1, 2023	$11
Unrealized loss on equity securities	—
Balance at March 31, 2023	$11

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

Note 20 - Foreign Operations
The Company’s operations are located primarily in the United States, Canada, India, Germany, Ireland, and the United Kingdom. Revenues by geographic area are attributed by country of domicile of our subsidiaries. The financial data by geographic area are as follows (in thousands):

	United States	Canada	India	Germany	United Kingdom	Ireland	Eliminations	Total
For the Three months ended March 31, 2023:
Revenues by geographic area	$1,915	$—	$500	$1,155	$90	$1	$(557)	$3,104
Operating (loss) income by geographic area	$(7,364)	$—	$104	$(830)	$(4)	$(89)	$1	$(8,182)
Net (loss) income from continuing operations by geographic area	$(11,532)	$—	$104	$(802)	$(4)	$(89)	$1	$(12,322)
For the Three Months Ended March 31, 2022:
Revenues by geographic area	$1,543	$—	$126	$948	$118	$4	$(90)	$2,649
Operating (loss) income by geographic area	$(7,670)	$—	$39	$(1,418)	$13	$(201)	$—	$(9,237)
Net (loss) income from continuing operations by geographic area	$(9,271)	$—	$39	$(1,373)	$13	$(201)	$10	$(10,783)
As of March 31, 2023:
Identifiable assets by geographic area	$49,052	$—	$704	$20,224	$295	$14	$(40,382)	$29,907
Long lived assets by geographic area	$2,547	$—	$24	$3,084	$1	$3	$—	$5,659
As of December 31, 2022:
Identifiable assets by geographic area	$133,382	$5,484	$682	$19,599	$277	$19	$(102,223)	$57,635
Long lived assets by geographic area	$2,538	$—	$3	$3,308	$1	$4	$—	$5,854

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

Note 21 - Related Party Transactions
Cardinal Venture Holdings Investment
Nadir Ali, the Company's Chief Executive Officer and a members of its Board of Directors, is also a controlling member of 3AM, LLC ("3AM"), which is a member of Cardinal Venture Holdings LLC ("CVH"), which may, in certain circumstances, be entitled to manage the affairs of CVH. Mr. Ali’s relationship may create conflicts of interest between Mr. Ali’s obligations to the Company and its shareholders and his economic interests and possible fiduciary obligations in CVH through 3AM. For example, Mr. Ali may be in a position to influence or manage the affairs of CVH in a manner that may be viewed as contrary to the best interests of either the Company or CVH and their respective stakeholders. On July 1, 2022, the Company loaned $150,000 to CVH. See Note 8. The $150,000 loan was repaid on March 15, 2023.
Reimbursable Expenses from New CXApp
In connection with the closing of the Enterprise Apps Spin-off and Business Combination and the terms of the Merger Agreement, New CXAPP was obligated to reimburse the Company for certain transaction expenses related to the Business Combination. As of March 31, 2023, New CXApp owed the Company approximately $1.3 million for reimbursable transaction expenses which is included in the prepaid and other current assets line of the condensed Consolidated Balance Sheets.

During the three months ended March 31, 2023, the Company incurred approximately $0.08 million in reimbursable expenses payable in connection with the terms and conditions of the Transition Services Agreement, which is included in other receivables on the Company’s Condensed Consolidated Balance Sheets. This amount was repaid in April 2023.
Note 22 - Leases
The Company has operating leases for administrative offices in the United States (California), Canada, India, the United Kingdom, Germany, and the Philippines.

The Company entered into two new operating leases for its administrative offices in Ratingen, Germany, both from February 1, 2021 through January 1, 2023. The Company extended the office lease for six months, expiring on July 31, 2023. The monthly lease rate is $5,776 per month.

As part of the acquisition of IntraNav on December 9, 2021. the Company acquired right-of-use assets and lease liabilities related to an operating lease for an office space (the IntraNav office) located in Frankfurt, Germany. This lease expires on January 6, 2025 and the current lease rate is approximately $9,373 per month.

The Company entered into two new operating leases for its administrative office in Hyderabad, India and Manila, Philippines. The Hyderabad, India and Manila, Philippines office lease expires on March 25, 2025 and May 14, 2025, respectively.

The Company early terminated one of its administrative offices in Hyderabad, India which generated an immaterial gain on lease termination which is included in the operating expenses section of the Condensed Consolidated Statements of Operations.
The Company has no other operating or financing leases with terms greater than 12 months.
Right-of-use assets are summarized below (in thousands):

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
Note 22 - Leases (continued)

	As of March 31, 2023	As of December 31, 2022
Palo Alto, CA Office	$630	$630
Hyderabad, India Office	20	—
Ratingen, Germany Office	86	85
Berlin, Germany Office	516	508
Frankfurt, Germany Office	299	294
Less accumulated amortization	(1,067)	(986)
Right-of-use asset, net	$484	$531
Lease expense for operating leases recorded in the balance sheet is included in operating costs and expenses and is based on the future minimum lease payments recognized on a straight-line basis over the term of the lease plus any variable lease costs. Operating lease expenses, inclusive of short-term and variable lease expenses, recognized in our condensed consolidated statement of income for the three months ended March 31, 2023 and 2022 was $0.1 million and $0.2 million, respectively.
Lease liability is summarized below (in thousands):

	As of March 31, 2023	As of December 31, 2022
Total lease liability	$496	$545
Less: short term portion	(199)	(211)
Long term portion	$297	$334
Maturity analysis under the lease agreement is as follows (in thousands):

Nines months ending December 31, 2023	$162
Year ending December 31, 2024	217
Year ending December 31, 2025	110
Year ending December 31, 2026	41
Year ending December 31, 2027	—
Year ending December 31, 2028 and thereafter	—
Total	$530
Less: Present value discount	(34)
Lease liability	$496
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the date of adoption of ASC 842, "Leases" ("ASC 842"). As of March 31, 2023, the weighted average remaining lease term is 2.6 years and the weighted average discount rate used to determine the operating lease liabilities was 4.1%.
Note 23 - Commitments and Contingencies
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

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
Note 23 - Commitments and Contingencies (continued)
If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability and an estimate of the range of possible losses, if determinable and material, would be disclosed.
Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

Note 24 - Discontinued Operations

On March 14, 2023, the Company completed the Business Combination which divested its Enterprise Apps Business and certain related assets and liabilities through a spin-off of CXApp Holding Corp., a Delaware corporation ("Legacy CXApp") to Inpixon’s shareholders of record as of March 6, 2023 (the “Record Date”) on a pro rata basis. This Enterprise Apps Spin-off was considered a strategic shift that has a major impact on the Company, and therefore, the results of operations are recorded as a component of "Earnings (loss) from discontinued operations, net of income taxes" in the Condensed Consolidated Statements of Operations for all periods presented. The Company noted that Legacy CXApp was part of the Company’s Indoor Intelligence segment. The net assets distributed as a result of the Enterprise Apps Spin-off was $24.2 million. Included within the $24.2 million dividend recorded to Additional Paid in Capital as a result of the deconsolidation of CXApp through distribution to shareholders recorded during the three months ended March 31, 2023, is approximately, $1.2 million in accumulated other comprehensive income that was recognized as a result of those distributed assets and liabilities included in the foreign operations of CXApp.

The following table summarizes certain selected components of discontinued operations for the spun-off entity:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Revenues	$1,620	$2,582
Cost of Revenues	483	589
Gross Profit	1,137	1,993

Operating Expenses
Research and development	1,514	1,961
Sales and marketing	988	1,107
General and administrative	1,644	1,446
Earnout compensation benefit	—	(2,827)
Acquisition related costs	—	6
Transaction costs	1,043	—
Amortization of intangibles	805	975
Total Operating Expenses	5,994	2,668

Loss from Operations	(4,857)	(675)

Other Income (Expense)
Interest (expense)/income, net	1	1
Total Other Income (Expense)	1	1

Loss from discontinued operations, before tax	(4,856)	(674)
Income tax provision	$—	(100)
Loss from discontinued operations, net of tax	(4,856)	(774)

Cash used in operating activities by the Enterprise Apps Business totaled approximately $0.8 million and $3.0 million for the three months ended March 31, 2023 and 2022, respectively. Cash provided by investing activities from the Enterprise Apps Business totaled approximately $0.1 million for the three months ended March 31, 2023 and cash used in investing activities by the Enterprise Apps Business totaled approximately $0.04 million for the three months ended March 31, 2022.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

Note 24 - Discontinued Operations (continued)

The following table summarizes certain assets and liabilities of discontinued operations:

As of December 31, 2022
Current Assets of Discontinued Operations
Cash and cash equivalents	$10,000
Accounts receivable	1,338
Prepaid expenses and other current assets	923
Current Assets of Discontinued Operations	$12,261

Long Term Assets of Discontinued Operations
Property and equipment, net	$202
Operating Lease Right-of-Use Asset, net	681
Software development costs, net	487
Intangible assets, net	19,289
Other Assets	52
Long Term Assets of Discontinued Operations	$20,711
Current Liabilities of Discontinued Operations
Accounts payable	$1,054
Accrued liabilities	1,736
Operating lease obligation, current	266
Deferred revenue	2,162
Current Liabilities of Discontinued Operations	$5,218

Long Term Liabilities of Discontinued Operations
Operating lease obligation, noncurrent	$444
Other Liabilities, noncurrent	28
Long Term Liabilities of Discontinued Operations	$472

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
Note 25 - Subsequent Events
From April 1, 2023 through the date of this filing, the Company exchanged approximately $1.2 million of the outstanding principal and interest under the July 2022 10% Note Purchase Agreement and Promissory Note for 3,260,379 shares of the Company's common stock at prices from $0.3336 to $0.3966 per share, calculated in accordance with Nasdaq's “minimum price” as defined by Nasdaq Listing Rule 5635(d).
From April 1, 2023 through the date of this filing, the Company sold 12,046,742 shares of common stock at share prices between $0.22771 and $0.54 per share under the Sales Agreement for gross proceeds of approximately $4.1 million.
Warrant Purchase Agreement
On May 15, 2023, the Company entered into a Warrant Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Purchasers”), pursuant to which the Company agreed to issue and sell in a private placement (the “Private Placement”) up to an aggregate of 150,000,000 warrants (the “Warrants”) to purchase up to 150,000,000 shares (the “Warrant Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at an offering price of $0.01 per Warrant (subject to adjustment as set forth in the Purchase Agreement) (the “Per Warrant Purchase Price”) for an aggregate warrant offering price equal to $1,500,000.

The Warrants have an initial exercise price which is equal to the Minimum Price as defined in Nasdaq Listing Rule 5635(d) (subject to adjustment as set forth in the Warrants) (the “Initial Exercise Price”), payable in cash or the cancellation of indebtedness. Upon receipt of stockholder approval, the exercise price will equal the lower of (i) the Initial Exercise Price and (ii) 90% of the lowest VWAP (as defined in the Purchase Agreement) of the Common Stock for the five Trading Days (as defined in the Purchase Agreement) immediately prior to the date on which a Notice of Exercise is submitted to the Company (the “Adjusted Exercise Price” and together with the Initial Price, as applicable, the “Exercise Price”); provided, however, that any exercise of the Warrants with an Adjusted Exercise Price will be subject to the Company’s consent unless the trading price of the Common Stock as of the time the Notice of Exercise is delivered to the Company is at least 10% or more above the prior Trading Day’s Nasdaq Official Closing Price. The Purchaser may not exercise the Warrants to the extent such exercise would cause such Purchaser, together with its affiliates and attribution parties, to beneficially own a number of shares of Common Stock which would exceed 9.99% of the Company’s then outstanding Common Stock following such exercise.

Each Warrant is immediately exercisable for one share of Common Stock and will expire one year from the issuance date (the “Termination Date”) unless extended by the Company with the consent of the Warrant holder. Pursuant to the terms of the Warrants, at any time prior to the Termination Date, the Company may, in its sole discretion, redeem any portion of a Warrant that has not been exercised, in cash, at the Per Warrant Purchase Price, plus all liquidated damages and other costs, expenses or amounts due in respect of the Warrants (the “Redemption Amount”) upon five Trading Days’ written notice to the Warrant holder (the “Redemption Date”). On the Termination Date, the Company will be required to redeem any portion of the Warrants that has not been exercised or redeemed prior to such date through payment of the Redemption Amount in cash. The Company will be required to pay any Redemption Amount within five Trading Days after the Redemption Date or the Termination Date, as applicable.

Subject to the satisfaction of certain conditions set forth in the Warrants during a period of seven consecutive Trading Days (the “Measurement Period”), the Company may, within one Trading Day of the end of such Measurement Period (the “Forced Exercise Eligibility Date”), force the holder to exercise its Warrants into up to such aggregate number of Warrant Shares equal to 25% of the quotient obtained by dividing the Traded Value (as defined in the Warrants) by the Exercise Price then in effect (less any Warrant Shares voluntarily exercised by the holder during such Measurement Period or at any time thereafter and prior to the applicable Forced Exercise Date (as defined in the Warrants) (the “Maximum Forced Exercise Share Amount”) as designated in the applicable Forced Exercise Notice (as defined in the Warrants) (each, a “Forced Exercise”). Following any Forced Exercise, a minimum of seven Trading Days must elapse after the Forced Exercise Date prior to the Company sending the Holders a new Forced Exercise Notice. The Company’s right to a Forced Exercise shall be exercised ratably among the Warrant holders based on each Holder’s initial purchase of Warrants.

On May 15, 2023, the Company and Maxim Group LLC (the “Placement Agent”) entered into a Placement Agency Agreement (the “Placement Agency Agreement”), whereby the Placement Agent, in connection with the Private Placement, agreed to act as the Company’s exclusive placement agent on a reasonable best efforts basis. Pursuant to the Placement Agency Agreement, the Company agreed to pay to the Placement Agent (i) a cash fee equal to 2.75% of the gross proceeds received by the Company from the Purchasers at the Closing, to be paid on the Closing Date and (ii) a cash fee equal to 5.5% of the gross proceeds received by the Company from a Purchaser upon the exercise of Warrants for cash, to be paid on a weekly basis

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

Note 27 - Subsequent Events (continued)
during the exercise period of the Warrants as to any exercise proceeds received by the Company from a Purchaser pursuant to the exercise of Warrants for cash during the preceding week (the "Exercise Cash Fee"). The Company is not required to pay the Exercise Cash Fee to the extent that a Purchaser exercises its Warrants through the cancellation of indebtedness owed by the Company to such Purchaser. The Company has also agreed to reimburse the Placement Agent up to $50,000 for certain expenses and legal fees incurred by the Placement Agent. The Placement Agency Agreement contains customary representations and warranties and agreements of the Company and the Placement Agent and customary indemnification rights and obligations of the parties.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC. In addition to our historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q, particularly in Part II, Item 1A, “Risk Factors.”

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

We experienced a net loss from continuing operations of approximately $12.3 million and approximately $10.8 million for the three months ended March 31, 2023 and 2022, respectively. We cannot assure that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. In order to continue our operations, we have supplemented the revenues we earned with proceeds from the sale of our equity and debt securities and proceeds from loans and bank credit lines.

Global Events

While the impact of the COVID-19 pandemic is generally subsiding, the lasting impact on our business and results of operations continues to remain uncertain. While we were able to continue operations remotely throughout the pandemic, we have experienced supply chain cost increases and constraints and delays in the receipt of certain components of our hardware products impacting delivery times for our products. In addition, to the extent that certain customers or prospective customers continue to be challenged by the lasting effects of the pandemic, we have and may continue to see an impact in the demand of certain products and delays in certain projects and customer orders. While we have been able to realize growth in the three months ended March 31, 2023 as compared to the same periods in 2022, the impact that these global events will have on general economic conditions is continuously evolving and the ultimate impact that they will have on our results of operations continues to remain uncertain. There are no assurances that we will be able to continue to experience the same growth or not be materially adversely effected.

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

Corporate Strategy Update

In order to continue to respond to rapid changes and required technological advancements, as well as increase our shareholder value, we are exploring strategic transactions and opportunities that we believe will enhance shareholder value. Our board of directors has authorized a review of strategic alternatives, including a possible asset sale, merger with another company or spin-off of one or more of our business units. We will also be opportunistic and may consider other strategic and/or attractive transactions, which may include, but not be limited to other alternative investment opportunities, such as minority investments, joint ventures or special purpose acquisition companies. If we make any acquisitions in the future, we expect that we may pay for such acquisitions with cash, equity securities and/or debt in combinations appropriate for each acquisition. In September of 2022, we entered into an Agreement and Plan of Merger in connection with the spin-off and sale of our enterprise apps business which was consummated on March 14, 2023. (See “Recent Events” below for more details). In addition, we have entered into a non-binding letter of intent and are in the due diligence and negotiation stages with another third party in connection with a potential transaction involving the remainder of our business. We may enter into one or more additional non-binding letters of intent in connection with our due diligence and evaluation process.

Recent Events

Financings

At-The-Market (ATM) Program

On July 22, 2022, we entered into an Equity Distribution Agreement (the “Sales Agreement”) with Maxim Group LLC ("Maxim") under which we may offer and sell shares of our common stock having an aggregate offering price of up to $25 million (the "Shares") from time to time through Maxim, acting exclusively as our sales agent (the “ATM Offering”). Maxim is entitled to compensation at a fixed commission rate of 3.0% of the gross sales price per Share sold excluding Maxim's costs and out-of-pocket expenses incurred in connection with its services, including the fees and out-of-pocket expenses of its legal counsel. During the quarter ended March 31, 2023, the Company sold 9,655,207 shares of common stock at share prices between $1.15 and $1.86 per share under the Sales Agreement for gross proceeds of approximately $15.4 million. From April 1, 2023 through the date of this filing, the Company sold 12,046,742 shares of common stock at share prices between $0.22771 and $0.54 per share under the Sales Agreement for gross proceeds of approximately $4.1 million. The Company is currently subject to the SEC’s “baby shelf rules,” as of April 17, 2023, which prohibits companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period. These rules may limit future issuances of shares by the Company under the Sales Agreement or other offerings pursuant to the Company’s effective shelf registration statement on Form S-3.

Note Exchanges

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

During the quarter ended March 31, 2023, the Company exchanged approximately $0.5 million of the outstanding principal and interest under the July 2022 10% Note Purchase Agreement and Promissory Note for 935,976 shares of the Company's common stock at prices from $0.37 to $0.915 per share, calculated in accordance with Nasdaq's “minimum price” as defined by Nasdaq Listing Rule 5635(d).
From April 1, 2023 through the date of this filing, the Company exchanged approximately $1.2 million of the outstanding principal and interest under the July 2022 10% Note Purchase Agreement and Promissory Note for 3,260,379 shares of the Company's common stock at prices from $0.3336 to $0.3966 per share, calculated in accordance with Nasdaq's “minimum price” as defined by Nasdaq Listing Rule 5635(d).

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

In connection with the Closing, KINS was renamed CXApp Inc. (“New CXApp”). Pursuant to the Transaction Agreements, Inpixon contributed cash sufficient to ensure CXApp had $10 million in cash and cash equivalents prior to the deduction of transaction expenses at closing and certain assets and liabilities constituting the Enterprise Apps Business, including certain related subsidiaries of Inpixon, to CXApp (the “Contribution”). In consideration for the Contribution, CXApp issued to Inpixon additional shares of CXApp common stock such that the number of shares of CXApp common stock then outstanding equaled the number of shares of CXApp common stock necessary to effect the Distribution. Pursuant to the Distribution, Inpixon shareholders as of the Record Date received one share of CXApp common stock for each share of Inpixon common stock held as of such date. Pursuant to the Merger Agreement, each share of Legacy CXApp common stock was thereafter exchanged for the right to receive 0.09752221612415190 of a share of New CXApp Class A common stock (with fractional shares rounded down to the nearest whole share) and 0.3457605844401750 of a share of New CXApp Class C common stock (with fractional shares rounded down to the nearest whole share). New CXApp Class A common stock and New CXApp Class C common stock are identical in all respects, except that New CXApp Class C common stock is not listed and will automatically convert into New CXApp Class A common stock on the earlier to occur of (i) the 180th day following the closing of the Merger and (ii) the day that the last reported sale price of New CXApp Class A common stock equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period following the closing of the Merger. Upon the closing of the Transactions, Inpixon’s existing security holders held approximately 50.0% of the shares of New CXApp common stock outstanding.

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

The transaction is expected to be tax-free to Inpixon and its security holders for U.S. federal income tax purposes.

On March 15, 2023, New CXApp began regular-way trading on NASDAQ under the ticker symbol “CXAI.” Inpixon continues to trade under the ticker symbol “INPX.”
Compliance with Nasdaq Continued Listing Requirement
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
There have been no significant changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
Goodwill, Acquired Intangible Assets and Other Long-Lived Assets - Impairment Assessments
We have recorded goodwill and other indefinite-lived assets in connection with our historical acquisitions. Goodwill, which represents the excess of acquisition cost over the fair value of the net tangible and intangible assets of the acquired company, is not amortized. Indefinite-lived intangible assets are stated at fair value as of the date acquired in a business combination. The recoverability of goodwill is evaluated at least annually and when events or changes in circumstances indicate that the carrying amount may not be recoverable. A significant amount of judgment is involved in determining if an indicator of goodwill impairment has occurred. We have determined that we will operate and report in three reporting units: Indoor Intelligence, SAVES, and Shoom. As of June 30, 2022, the Company's previously recorded goodwill has been fully impaired.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2023 compared to the Three Months Ended March 31, 2022
The following table sets forth selected condensed consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	For the Three Months Ended March 31,
	2023		2022
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	$ Change	% Change*
Revenues	$3,104	100%	$2,649	100%	$455	17%
Cost of revenues	$791	25%	$797	30%	$(6)	(1)%
Gross profit	$2,313	75%	$1,852	70%	$461	25%
Operating expenses	$10,495	338%	$11,089	419%	$(594)	(5)%
Loss from operations	$(8,182)	(264)%	$(9,237)	(349)%	$1,055	11%
Other income (expense)	$(1,662)	(54)%	$(1,546)	(58)%	$(116)	(8)%
Provision for income taxes	$(2,478)	(80)%	$—	—%	$(2,478)	—%
Net loss from continuing operations	$(12,322)	(397)%	$(10,783)	(407)%	$(1,539)	(14)%
Loss from Discontinued Operations, Net of Tax	$(4,856)	(156)%	$(774)	(29)%	$(4,082)	(527)%
Net loss attributable to stockholders of Inpixon	$(16,873)	(544)%	$(11,211)	(423)%	$(5,662)	(51)%
*    Amounts used to calculate dollar and percentage changes are based on numbers in the thousands. Accordingly, calculations in this item, which may be rounded to the nearest hundred thousand, may not produce the same results.
Revenues
Revenues for the three months ended March 31, 2023 were $3.1 million compared to $2.6 million for the comparable period in the prior year for an increase of approximately $0.5 million, or approximately 17%. This increase is primarily attributable to the increase in Indoor Intelligence sales from the Aware and RTLS component product lines.
Cost of Revenues and Gross Profit
Cost of revenues for the three months ended March 31, 2023 and 2022 were $0.8 million. The gross profit margin for the three months ended March 31, 2023 was 75% compared to 70% for the three months ended March 31, 2022. This increase in gross profit margin is due to the sales mix during the period.

Operating Expenses

Operating expenses for the three months ended March 31, 2023 were $10.5 million and $11.1 million for the comparable period ended March 31, 2022. This decrease of $0.6 million is primarily attributable to lower compensation, professional fees and legal expense in the three months ended March 31, 2023.
Other Income (Expense)
Other income/expense for the three months ended March 31, 2023 was a loss of $1.7 million as compared to a loss of $1.5 million for the three months ended March 31, 2022. The three months ended March 31, 2023 included higher interest expense on short term debt and the three months ended March 31, 2022 included a $1.5 million unrealized loss on equity securities.
Provision for Income Taxes

There is an income tax expense of approximately $2.5 million and $0.0 million for the three months ended March 31, 2023 and 2022, respectively. The income tax expense in the three months ended March 31, 2023 includes a $2.6 million deferred tax expense to increase the valuation allowance, which is offset by a current tax benefit of $0.1 million, due to the Enterprise Apps Spin-off.
Loss from Discontinued Operations, Net of Tax
Loss from discontinued operations, net of tax for the three months ended March 31, 2023 was $4.9 million compared to a loss of $0.8 million for the three months ended March 31, 2022. This increase in loss of $4.1 million was due to approximately $1.0 million of spin off transaction costs in the three months ended March 31, 2023 and the earnout compensation benefit of approximately $2.8 million in the three months ended March 31, 2022.
Non-GAAP Financial information
EBITDA
EBITDA is defined as net income (loss) before interest, provision for (benefit from) income taxes, and depreciation and amortization. Adjusted EBITDA is used by our management as the matrix in which it manages the business. It is defined as EBITDA plus adjustments for other income or expense items, non-recurring items and non-cash stock-based compensation.
Adjusted EBITDA for the three months ended March 31, 2023 was a loss of $7.7 million compared to a loss of $8.8 million for the prior year period.

The following table presents a reconciliation of net income (loss) attributable to stockholders of Inpixon, which is our GAAP operating performance measure, to Adjusted EBITDA for the three and three months ended March 31, 2023 and 2022 (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Net loss attributable to stockholders of Inpixon	$(16,873)	$(17,362)
Interest expense/(income), net	1,724	(2)
Income tax provision	2,478	100
Depreciation and amortization	1,454	1,806
EBITDA	(11,217)	(15,458)
Adjusted for:
Non-recurring one-time charges:
Unrealized (gain)/loss on equity securities	(34)	1,503
Acquisition transaction/financing costs	164	121
Earnout compensation benefit	—	(2,827)
Professional service fees	—	8
Transaction costs	2,443	—
Accretion of Series 7 Preferred Stock	—	4,555
Accretion of Series 8 Preferred Stock	—	548
Deemed dividend for the modification related to Series 8 Preferred Stock	—	2,627
Deemed contribution for the modification related to warrants issued in connection with Series 8 Preferred Stock	—	(1,469)
Amortization premium- modification related to Series 8 Preferred Stock	—	(110)
Distribution of equity method investment shares to employees as compensation	666	—
Unrealized foreign exchange (gains)/losses	(205)	89
Stock-based compensation - compensation and related benefits	329	1,533
Severance costs	127	111
Adjusted EBITDA	$(7,727)	$(8,769)
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
Proforma Non-GAAP Net Income (Loss) per Share
Basic and diluted net income (loss) per share for the three months ended March 31, 2023 was a loss of $1.38 compared to loss of $9.05 for the prior year period.
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
Proforma non-GAAP net loss per basic and diluted common share for the three months ended March 31, 2023 was a loss of $1.01 per share compared to a loss of $4.79 per share for the prior year period.

The following table presents a reconciliation of net loss per basic and diluted share, which is our GAAP operating performance measure, to proforma non-GAAP net loss per share for the periods reflected (in thousands, except per share data):

	For the Three Months Ended March 31,
(thousands, except per share data)	2023	2022
Net loss attributable to stockholders of Inpixon	$(16,873)	$(17,362)
Adjustments:
Non-recurring one-time charges:
Unrealized (gain)/loss on equity securities	(34)	1,503
Acquisition transaction/financing costs	164	121
Earnout compensation benefit	—	(2,827)
Professional service fees	—	8
Transaction costs	2,443	—
Accretion of Series 7 Preferred Stock	—	4,555
Accretion of Series 8 Preferred Stock	—	548
Deemed dividend for the modification related to Series 8 Preferred Stock	—	2,627
Deemed contribution for the modification related to warrants issued in connection with Series 8 Preferred Stock	—	(1,469)
Amortization premium- modification related to Series 8 Preferred Stock	—	(110)
Distribution of equity method investment shares to employees as compensation	666	—
Unrealized foreign exchange (gains)/losses	(205)	89
Stock-based compensation - compensation and related benefits	329	1,533
Severance costs	127	111
Amortization of intangibles	1,025	1,489
Proforma non-GAAP net loss	$(12,358)	$(9,184)
Proforma non-GAAP net loss per common share - Basic and Diluted	$(1.01)	$(4.79)
Weighted average basic and diluted common shares outstanding	12,238,684	1,917,629
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
Liquidity and Capital Resources as of March 31, 2023
Our current capital resources and operating results as of and through March 31, 2023, consist of:
1)an overall working capital surplus of approximately $0.2 million;
2)cash of approximately $15.3 million;
3)net cash used by operating activities for the three months ended March 31, 2023 of $9.5 million.
The breakdown of our overall working capital surplus as of March 31, 2023 is as follows (in thousands):

Working Capital	Assets	Liabilities	Net
Cash and cash equivalents	$15,254	$—	$15,254
Accounts receivable, net / accounts payable	2,999	1,767	1,232
Inventory	2,179	—	2,179
Accrued liabilities	—	5,112	(5,112)
Operating lease obligation	—	199	(199)
Deferred revenue	—	1,382	(1,382)
Notes and other receivables / Short-term debt	430	14,971	(14,541)
Other	2,797	—	2,797
Total	$23,659	$23,431	$228

Contractual Obligations and Commitments
Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered during our course of business. Our contractual obligations consists of operating lease liabilities and acquisition liabilities that are included in our consolidated balance sheet and vendor commitments associated with agreements that are legally binding. As of March 31, 2023, the total obligation for capitalized operating leases is approximately $0.5 million, of which approximately $0.2 million is expected to be paid in the next twelve months.
As of March 31, 2023, we owed approximately $15.0 million in principal under promissory notes with third parties. This balance excludes intercompany amounts that are eliminated in the financial statements. These notes are payable within the next twelve months and the interest rate charged under the notes range from 8% to 10%. See Note 10 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.
Net cash used in operating activities during the three months ended March 31, 2023 of $9.5 million consists of a net loss of $17.2 million offset by non-cash adjustments of approximately $5.6 million less net cash changes in operating assets and liabilities of approximately $2.0 million. Although the Company has sustained significant losses during three months ended March 31, 2023, in addition to the cash we had on hand, we raised gross proceeds of approximately $19.6 million since January 1, 2023, in connection with the ATM Offering described above. Given our current cash balances, financing facilities and budgeted cash flow requirements, the Company believes such funds are sufficient to satisfy its working capital needs, capital asset purchases, debt repayments and other liquidity requirements associated with its existing operations for the next 12 months from the issuance date of the financial statements.
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
Certain global events, such as the continued impact of the pandemic, the recent military conflict between Russia and Ukraine, and other general economic factors that are beyond our control may impact our results of operations. These factors can include interest rates; recession; inflation; unemployment trends; the threat or possibility of war, terrorism or other global or national unrest; political or financial instability; and other matters that influence our customers spending. Increasing volatility in financial markets and changes in the economic climate could adversely affect our results of operations. We also expect that supply chain interruptions and constraints, and increased costs on parts, materials and labor may continue to be a challenge for our business. While we have been able to realize growth in the three months ended March 31, 2023 as compared to the same periods in 2022, the impact that these global events will have on general economic conditions is continuously evolving and the ultimate impact that they will have on our results of operations continues to remain uncertain. There are no assurances that we will be able to continue to experience the same growth or not be materially adversely effected. The Company may continue to pursue strategic transactions and may raise such additional capital as needed, using our equity securities and/or cash and debt financings in combinations appropriate for each transaction.
Liquidity and Capital Resources
The Company’s net cash flows used in operating, investing and financing activities for the three months ended March 31, 2023 and 2022 and certain balances as of the end of those periods are as follows (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(9,503)	$(15,319)
Net cash provided by (used in) investing activities	(376)	27,813
Net cash provided by (used in) financing activities	4,892	(4,103)
Effect of foreign exchange rate changes on cash	6	(19)
Net (decrease)/increase in cash and cash equivalents	$(4,981)	$8,372

	As of March 31, 2023	As of December 31, 2022
Cash and cash equivalents	$15,254	$10,235
Working capital surplus	$228	$5,152
Operating Activities for the three months ended March 31, 2023
Net cash used in operating activities during the three months ended March 31, 2023 was approximately $9.5 million. The cash flows related to the three months ended March 31, 2023 consisted of the following (in thousands):

Net income (loss)	$(17,178)
Non-cash income and expenses	5,632
Net change in operating assets and liabilities	2,043
Net cash used in operating activities	$(9,503)

The non-cash income and expense of approximately $5.6 million consisted primarily of the following (in thousands):

$1,454	Depreciation and amortization expenses
110	Amortization of right of use asset
329	Stock-based compensation expense attributable, warrants, restricted stock grants and options issued as part of Company operations
834	Amortization of debt discount
666	Distribution of equity method investment shares to employees as compensation
2,478	Deferred income tax
(34)	Unrealized loss on equity securities
(205)	Other
$5,632	Total non-cash expenses
The net cash used in the change in operating assets and liabilities aggregated approximately $2.0 million and consisted primarily of the following (in thousands):

$(1,994)	Increase in accounts receivable and other receivables
553	Decrease in inventory, prepaid expenses and other current assets and other assets
(534)	Decrease in accounts payable
3,543	Increase in accrued liabilities, income tax liabilities and other liabilities
(109)	Decrease in operating lease liabilities
584	Increase in deferred revenue
$2,043	Net cash used in the changes in operating assets and liabilities

Operating Activities for the three months ended March 31, 2022
Net cash used in operating activities during the three months ended March 31, 2022 was approximately $15.3 million. The cash flows related to the three months ended March 31, 2022 consisted of the following (in thousands):

Net income (loss)	$(11,557)
Non-cash income and expenses	2,163
Net change in operating assets and liabilities	(5,925)
Net cash used in operating activities	$(15,319)
The non-cash income and expense of approximately $2.2 million consisted primarily of the following (in thousands):

$1,806	Depreciation and amortization expenses
169	Amortization of right of use asset
1,533	Stock-based compensation expense attributable to warrants and options issued as part of Company operations
(2,827)	Earnout payment expense
(167)	Unrealized loss on foreign currency transactions
1,503	Unrealized loss on equity securities
146	Other
$2,163	Total non-cash expenses
The net use of cash in the change in operating assets and liabilities aggregated approximately $5.9 million and consisted primarily of the following (in thousands):

$(239)	Increase in accounts receivable and other receivables
(3,385)	Increase in inventory, prepaid expenses and other current assets and other assets
(1,345)	Decrease in accounts payable
(149)	Decrease in accrued liabilities, income tax liabilities and other liabilities
(141)	Decrease in operating lease liabilities
(666)	Decrease in deferred revenue
$(5,925)	Net use of cash used in the changes in operating assets and liabilities
Cash Flows from Investing Activities as of March 31, 2023 and 2022
Net cash flows used in investing activities during the three months ended March 31, 2023 was approximately $0.4 million compared to net cash flows provided by investing activities during the three months ended March 31, 2022 of approximately $27.8 million. Cash flows related to investing activities during the three months ended March 31, 2023 include $0.01 million for the purchase of property and equipment, $0.2 million for investment in capitalized software, $0.3 million for the issuance of a note receivable, and $0.2 million of proceeds from a note receivable. Cash flows related to investing activities during the three months ended March 31, 2022 include $0.1 million for the purchase of property and equipment, $0.1 million investment in capitalized software, and $28.0 million from sales of treasury bills.
Cash Flows from Financing Activities as of March 31, 2023 and 2022
Net cash flows provided by financing activities during the three months ended March 31, 2023 was $4.9 million. Net cash flows used in financing activities during the three months ended March 31, 2022 was $4.1 million. During the three months ended March 31, 2023, the Company received incoming cash flows of $0.1 million from a promissory note, $15.0 million from a registered direct offering, paid $0.2 million of the CXApp acquisition liability, and distributed $10.0 million to the shareholders related to the spin-off of CXApp. During the three months ended March 31, 2022, the Company received incoming cash flows $46.9 million for the issuance of preferred series 8 stock and warrants, paid $49.3 million for the redemption of preferred series 7 stock, paid $1.8 million of the CXApp acquisition liability, received $0.4 million of net proceeds from promissory notes and paid $0.3 million of taxes related to the net share settlement of restricted stock units.
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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company’s management determined that there were no material changes needed to internal controls as a result of the COVID-19 pandemic.

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

Item 1A.    Risk Factors

We face a number of significant risks and uncertainties in connection with our operations. Our business, results of operations and financial condition could be materially adversely affected by these risks. In addition to the risk factors set forth below and the other information set forth in this Form 10-Q, you should carefully consider the factors disclosed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on April 17, 2023, which report is incorporated by reference herein, all of which could materially affect our business, financial condition and future results.
                                                                                               Changes in the value of the common stock or other securities that we own as a result of strategic investments may result in material fluctuations (increases or decreases) in our total asset value and net income on a quarterly basis.

On September 15, 2022, we acquired 891,124 shares of Class A common stock, par value $0.0001 (“FOXO common stock”) of Foxo Technologies Inc. ("FOXO") in connection with the conversion of a 10% convertible note acquired on April 27, 2022 in an aggregate principal amount of $6.1 million for a purchase price of $5.5 million as a result of the closing of a business combination. FOXO common stock is traded in active markets, as the security is trading under “FOXO” on the NYSE American. FOXO common stock is accounted for as available-for-sale equity securities based on “Level 1” inputs, which consist of quoted prices in active markets, with unrealized holding gains and losses included in earnings. The fair value of the FOXO common stock was determined by the closing trading price of the security as of March 31, 2023. The Company recognized an unrealized gain on FOXO common stock of $0.03 million for the three months ended March 31, 2023.

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

In several instances in the past, including as recently as on April 14, 2023, we received written notification from Nasdaq informing us that because the closing bid price of our common stock was below $1.00 for 30 consecutive trading days, our shares no longer complied with the minimum closing bid price requirement for continued listing on Nasdaq under the Nasdaq Listing Rules. Each time, we were given a period of 180 days from the date of the notification to regain compliance with Nasdaq’s listing requirements by having the closing bid price of our common stock listed on Nasdaq be at least $1.00 for at least 10 consecutive trading days.

In connection with the April 14, 2023 notice, in accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided a period of 180 calendar days, or until October 11, 2023, in which to regain compliance. In order to regain compliance with the minimum bid price requirement, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days during this 180-day period. In the event that we do not regain compliance within this 180-day period, we may be eligible to seek an additional compliance period of 180 calendar days if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and provide written notice to Nasdaq of our intent to cure the deficiency during this second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq will provide notice to the Company that our common stock will be subject to delisting. The letter does not result in the immediate delisting of our common stock from the Nasdaq Capital Market.

We intend to monitor the closing bid price of our common stock and consider its available options in the event that the closing bid price of our common stock remains below $1 per share. While we have regained compliance within the applicable time periods in the past, we cannot be certain that we will be able to regain compliance in connection with the April 14, 2023 notice, or that we will be able to comply with the other continued listing requirements.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

a)    Sales of Unregistered Securities

During the quarter ended March 31, 2023, the Company issued an aggregate of 611,258 shares of common stock (the “2020 Note Exchange Shares”) to the holder of that certain outstanding promissory note of the Company issued on March 20, 2020 (the “March 2020 Note”), at a price between $1.09 and $1.68 per share, in each case at a price per share equal to the Minimum Price as defined in Nasdaq Listing Rule 5635(d) in connection with the terms and conditions of certain Exchange Agreements, pursuant to which we and the holder agreed to (i) partition new promissory notes in the form of the March 2020 Note in the aggregate original principal amount equal to approximately $0.9 million and then cause the outstanding balance of the March 2020 Note to be reduced by an aggregate of approximately $0.9 million; and (ii) exchange the partitioned notes for the delivery of the 2020 Note Exchange Shares.

During the quarter ended March 31, 2023, the Company issued an aggregate of 935,976 shares of common stock (the “2022 Note Exchange Shares," and together with the 2020 Note Exchange Shares, the "Exchange Common Shares”) to the holder of that certain outstanding promissory note of the Company issued on July 22, 2022 (the “July 2022 Note”), at a price between approximately $0.37 and $0.915 per share, in each case at a price per share equal to the Minimum Price as defined in Nasdaq Listing Rule 5635(d) in connection with the terms and conditions of certain Exchange Agreements, pursuant to which we and the holder agreed to (i) partition new promissory notes in the form of the July 2022 Note in the aggregate original principal amount equal to approximately $0.5 million and then cause the outstanding balance of the July 2022 Note to be reduced by an aggregate of approximately $0.5 million; and (ii) exchange the partitioned notes for the delivery of the 2022 Note Exchange Shares.

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

c)    Issuer Purchases of Equity Securities

None.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosure

Not applicable.

Item 5.    Other Information

The information set forth below is included herein for the purpose of providing the disclosure required under "Item 1.01 - Entry into a Material Definitive Agreement." and "Item 3.02 – Unregistered Sales of Equity Securities.” of Form 8-K.

On May 15, 2023, the Company entered into a Warrant Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Purchasers”), pursuant to which the Company agreed to issue and sell in a private placement (the “Private Placement”) up to an aggregate of 150,000,000 warrants (the “Warrants”) to purchase up to 150,000,000 shares (the “Warrant Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at an offering price of $0.01 per Warrant (subject to adjustment as set forth in the Purchase Agreement) (the “Per Warrant Purchase Price”) for an aggregate warrant offering price equal to $1,500,000.

Exercise Price: The Warrants have an initial exercise price which is equal to the Minimum Price as defined in Nasdaq Listing Rule 5635(d) (subject to adjustment as set forth in the Warrants) (the “Initial Exercise Price”), payable in cash or the cancellation of indebtedness. Upon receipt of stockholder approval, the exercise price will equal the lower of (i) the Initial Exercise Price and (ii) 90% of the lowest VWAP (as defined in the Purchase Agreement) of the Common Stock for the five Trading Days (as defined in the Purchase Agreement) immediately prior to the date on which a Notice of Exercise is submitted to the Company (subject to adjustment as set forth in the Warrants) (the “Adjusted Exercise Price” and together with the Initial Price, as applicable, the “Exercise Price”); provided, however, that any exercise of the Warrants with an Adjusted Exercise Price will be subject to the Company’s consent unless the trading price of the Common Stock as of the time the Notice of Exercise is delivered to the Company is at least 10% or more above the prior Trading Day’s Nasdaq Official Closing Price. The Purchasers may not exercise the Warrants to the extent such exercise would cause such Purchaser, together with its affiliates and attribution parties, to beneficially own a number of shares of Common Stock which would exceed 9.99% of the Company’s then outstanding Common Stock following such exercise (the “Beneficial Ownership Limitation”).

Term: Each Warrant is immediately exercisable for one share of Common Stock and will expire one year from the issuance date (the “Termination Date”), unless extended by the Company with the consent of the holder.

Stockholder Approval: The exercise of the Warrants at the Adjusted Exercise Price is subject to stockholder approval in accordance with Nasdaq Listing Rule 5635. In addition, to the extent stockholder approval is determined to be required by Nasdaq Listing Rule 5635 for issuances at the Initial Exercise Price, then the Company may not issue Warrant Shares or Right Shares, which, in the aggregate, would exceed 19.99% of the number of shares of Common Stock outstanding on the Trading Day immediately preceding the date of the Purchase Agreement (subject to adjustment as set forth in the Warrants) (such number of shares, the “Issuable Maximum”).

Forced Exercise: Subject to the satisfaction of certain conditions set forth in the Warrants during a period of seven consecutive Trading Days (the “Measurement Period”), the Company may, within one Trading Day of the end of such Measurement Period (the “Forced Exercise Eligibility Date”), force the holder to exercise its Warrants into up to such aggregate number of Warrant Shares equal to 25% of the quotient obtained by dividing the Traded Value (as defined in the Warrants) by the Exercise Price then in effect (less any Warrant Shares voluntarily exercised by the holder during such Measurement Period or at any time thereafter and prior to the applicable Forced Exercise Date (as defined in the Warrants) (the “Maximum Forced Exercise Share Amount”) as designated in the applicable Forced Exercise Notice (as defined in the Warrants) (each, a “Forced Exercise”).

Among other conditions set forth in the Warrants, the Company may not deliver a Forced Exercise Notice, unless, from the beginning of the Measurement Period through the Forced Exercise Date, the Registration Statement (as defined below) is effective as to all Warrant Shares and the prospectus thereunder is available for use by the Warrant holder for the resale of all such Warrant Shares and the Company has not withheld its consent to an exercise by the holder anytime during the Measurement Period. In the event that the issuance of Warrant Shares as a result of a Forced Exercise would result in a Warrant holder exceeding the Beneficial Ownership Limitation (such shares, the “Excess Shares”), then, in lieu of the issuance of such Excess Shares, the Company will issue such holder rights to receive such number of Excess Shares (the “Rights”), which such holder may exercise for shares of Common Stock (the “Rights Shares”) at any time pursuant to the terms and conditions of the Warrants, provided that such exercise would not result in such holder exceeding the Beneficial Ownership Limitation. Following any Forced Exercise, a minimum of seven Trading Days must elapse after the Forced Exercise Date prior to the Company sending the Holders a new Forced Exercise Notice. The Company’s right to a Forced Exercise shall be exercised ratably among the Warrant holders based on each Holder’s initial purchase of Warrants.

Redemption Right: .At any time prior to the Termination Date, the Company may, in its sole discretion, redeem any portion of a Warrant that has not been exercised, in cash, at the Per Warrant Purchase Price, plus all liquidated damages and other costs, expenses or amounts due in respect of the Warrants (the “Redemption Amount”) upon five Trading Days’ written notice to the Warrant holder (the “Redemption Date”). On the Termination Date, the Company will be required to redeem any portion of the Warrants that has not been exercised or redeemed prior to such date through payment of the Redemption Amount in cash. The Company will be required to pay any Redemption Amount within five Trading Days after the Redemption Date or the Termination Date, as applicable.

Exercise Standstill: The Warrant holder will not be permitted to exercise their Warrants upon two Trading Days’ written notice from the Company to the holders (the “Exercise Standstill”) in connection with an offering of the Company’s Common Stock or Common Stock Equivalents (as defined in the Warrants) that results in gross proceeds to the Company in excess of $1,000,000 for such period of time as set forth in such written notice. Each Warrant holder will only be subject to the Exercise Standstill to the extent that the holders of the other Warrants issued pursuant to the Purchase Agreement are also bound to the Exercise Standstill.

Registration Rights: The Purchase Agreement requires the Company to (i) as soon as practicable (and in any event within 30 calendar days of the date of the Purchase Agreement), file a registration statement (the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC”) providing for the resale by the Purchasers of the Warrant Shares and the Rights Shares issued and issuable upon exercise of the Warrants and the Rights, as applicable, (ii) use commercially reasonable efforts to cause such Registration Statement to become effective no later than the later of (a) 30 days following the filing thereof and (b) 60 days following the Closing Date, and (iii) keep such Registration Statement effective at all times until no Purchaser owns any Warrants.

Closing Date: The Purchase Agreement contains customary representations and warranties and agreements of the Company and the Purchasers, customary conditions to closing and customary indemnification rights and obligations of the parties. The closing of the Private Placement (the “Closing”) is expected to occur on or about May 17, 2023 (the “Closing Date”), subject to the satisfaction of customary closing conditions.

Placement Agent Agreement: On May 15, 2023, the Company and Maxim Group LLC (the “Placement Agent”) entered into a Placement Agency Agreement (the “Placement Agency Agreement”), whereby the Placement Agent, in connection with the Private Placement, agreed to act as the Company’s exclusive placement agent on a reasonable best efforts basis. Pursuant to the Placement Agency Agreement, the Company agreed to pay to the Placement Agent (i) a cash fee equal to 2.75% of the gross proceeds received by the Company from the Purchasers at the Closing, to be paid on the Closing Date and (ii) a cash fee equal to 5.5% of the gross proceeds received by the Company from the Purchaser upon the exercise of Warrants for cash, to be paid on a weekly basis during the exercise period of the Warrants as to any exercise proceeds received by the Company from the Purchaser pursuant to the exercise of Warrants for cash during the preceding week (the "Exercise Cash Fee"). The Company is not required to pay the Exercise Cash Fee to the extent that a Purchaser exercises its Warrants through the cancellation of indebtedness owed by the Company to such Purchaser. The Company has also agreed to reimburse the Placement Agent up to $50,000 for certain expenses and legal fees incurred by the Placement Agent. The Placement Agency Agreement contains customary representations and warranties and agreements of the Company and the Placement Agent and customary indemnification rights and obligations of the parties.

Registration Exemption: The Warrants, the Rights, the Warrant Shares and the Rights Shares have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and are instead being offered pursuant to the exemption provided in Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

The foregoing description of the Purchase Agreement, the Placement Agency Agreement and the form of Warrants does not purport to be complete and is subject to, and qualified in its entirety by reference to the Purchase Agreement, the Placement Agency Agreement and the form of Warrants, which are filed as Exhibits 10.6, 10.7 and 4.7, respectively, to this Form 10-Q and incorporated herein by reference. The Purchase Agreement has been included to provide security holders with information regarding its terms but it is not intended to provide any other factual information about the Company or its affiliates. The Purchase Agreement contains representations, warranties and covenants by the Company and the Purchasers. These representations, warranties and covenants were made solely for the benefit of the other party to the Purchase Agreement and (a) are not intended to be treated as categorical statements of fact, but rather as a way of allocating risk to one of the parties if those statements prove to be inaccurate, (b) may have been qualified in the Purchase Agreement by confidential disclosure schedules that were delivered to the other party in connection with the signing of the Purchase Agreement, which disclosure schedules contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the Purchase Agreement, (c) may be subject to standards of materiality applicable to the parties that differ from what might be viewed as material to stockholders and (d) were made only as of the date of the Purchase Agreement or such other date or dates as may be specified in the Purchase Agreement. Accordingly, you should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the Company.

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

INPIXON

Date: May 15, 2023	By:	/s/ Nadir Ali
Nadir Ali Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Wendy Loundermon
Wendy Loundermon Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Articles of Incorporation.	S-1	333-190574	3.1	August 12, 2013

3.2	Certificate of Amendment to Articles of Incorporation (Increase Authorized Shares).	S-1	333-218173	3.2	May 22, 2017

3.3	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	April 10, 2014

3.4	Articles of Merger (renamed Sysorex Global).	8-K	001-36404	3.1	December 18, 2015

3.5	Articles of Merger (renamed Inpixon).	8-K	001-36404	3.1	March 1, 2017

3.6	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.2	March 1, 2017

3.7	Certificate of Amendment to Articles of Incorporation (authorized share increase).	8-K	001-36404	3.1	February 5, 2018

3.8	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	February 6, 2018

3.9	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	November 1, 2018

3.10	Certificate of Amendment to Articles of Incorporation, effective as of January 7, 2020 (Reverse Split).	8-K	001-36404	3.1	January 7, 2020

3.11	Certificate of Amendment to the Articles of Incorporation increasing the number of authorized shares of Common Stock from 250,000,000 to 2,000,000,000 filed with the Secretary of State of the State of Nevada on November 18, 2021	8-K	001-36404	3.1	November 19, 2021

3.12	Certificate of Change filed with the Secretary of State of the State of Nevada on October 4, 2022 (effective as of October 7, 2022).	8-K	001-36404	3.1	October 6, 2022

3.13	Certificate of Amendment to the Articles of Incorporation increasing the number of authorized shares of Common Stock from 26,666,667 to 500,000,000 filed with the Secretary of State of the State of Nevada on November 29, 2022	8-K	001-36404	3.1	December 2, 2022

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.14	Bylaws, as amended.	S-1	333-190574	3.2	August 12, 2013

3.15	Bylaws Amendment.	8-K	001-36404	3.2	September 13, 2021

3.16	Form of Certificate of Designation of Preferences, Rights and Limitations of Series 4 Convertible Preferred Stock.	8-K	001-36404	3.1	April 24, 2018

3.17	Certificate of Designation of Series 5 Convertible Preferred Stock, dated as of January 14, 2019.	8-K	001-36404	3.1	January 15, 2019

3.18	Series 7 Convertible Preferred Stock Certificate of Designation, filed with the Secretary of State of the State of Nevada and effective September 13, 2021	8-K	001-36404	3.1	September 15, 2021

3.19	Series 8 Convertible Preferred Stock Certificate of Designation, filed with the Secretary of State of the State of Nevada and effective March 22, 2022	8-K	001-36404	3.1	March 24, 2022

4.1	Form of Warrant.	8-K	001-36404	4.1	April 24, 2018

4.2	Promissory Note, dated as of March 18, 2020.	8-K	001-36404	4.1	March 20, 2020

4.3	Promissory Note, dated as of July 22, 2022.	8-K	001-36404	4.1	July 22, 2022

4.4	Form of Purchase Warrants	8-K	001-36404	4.1	October 20, 2022

4.5	Form of Pre-Funded Warrants	8-K	001-36404	4.2	October 20, 2022

4.6	Promissory Note, dated as of December 30, 2022	8-K	001-36404	4.1	December 30, 2022

4.7	Common Stock Purchase Warrant					X

10.1	Form of Amendment No. 1 to Common Stock Purchase Warrants.	8-K	001-36404	10.1	February 28, 2023

10.2	Form of Limited Liability Company Unit Transfer and Joinder Agreement.	8-K	001-36404	10.2	February 28, 2023

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.3†	Employee Matters Agreement, dated March 14, 2023, by and among KINS, KINS Merger Sub Inc., Inpixon, and Legacy CXApp.	8-K	001-36404	10.1	March 20, 2023

10.4	Tax Matters Agreement, dated March 14, 2023, by and among KINS, Inpixon, and Legacy CXApp.	8-K	001-36404	10.2	March 20, 2023

10.5†	Transition Services Agreement, dated March 14, 2023, by and between Inpixon and Legacy CXApp.	8-K	001-36404	10.3	March 20, 2023

10.6†	Warrant Purchase Agreement					X

10.7	Placement Agency Agreement					X

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.
X

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.
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