Form 10-Q
period 2023-06-30
INPIXON
filed 2023-08-18
CIK 1529113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001	72,043,450
(Class)	Outstanding at August 14, 2023

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

The results for the period ended June 30, 2023 are not necessarily indicative of the results of operations for the full year. These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our audited consolidated financial statements for the fiscal years ended December 31, 2022 and 2021 included in the annual report on Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 17, 2023 and the recasted audited consolidated financial statements within Exhibit 99.1 on Form 8-k filed with the SEC on June 20, 2023 to reflect the presentation of CXApp operations as discontinued operations to the consolidated financial statements for the years ended December 31, 2022 and 2021.
iii

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and par value data)

	As of June 30, 2023	As of December 31, 2022
	(Unaudited)	(Audited)
Assets

Current Assets
Cash and cash equivalents	$15,681	$10,235
Accounts receivable, net of allowances of $237 and $272, respectively	1,803	1,889
Notes and other receivables	785	86
Inventory	3,228	2,442
Note receivable	—	150
Prepaid expenses and other current assets	2,181	2,803
Current assets of discontinued operations	—	12,261

Total Current Assets	23,678	29,866

Property and equipment, net	1,009	1,064
Operating lease right-of-use asset, net	434	531
Software development costs, net	1,113	1,265
Investments in equity securities	1,414	330
Long-term investments	50	716
Intangible assets, net	2,573	2,994
Other assets	174	158
Non-current assets of discontinued operations	—	20,711

Total Assets	$30,445	$57,635
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except number of shares and par value data)

	As of June 30, 2023	As of December 31, 2022
	(Unaudited)	(Audited)
Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$1,665	$1,503
Accrued liabilities	5,374	2,619
Operating lease obligation, current	200	211
Deferred revenue	1,124	1,323
Short-term debt	13,800	13,643
Acquisition liability	—	197
Warrant liability	1,500	—
Current liabilities of discontinued operations	—	5,218

Total Current Liabilities	23,663	24,714

Long Term Liabilities
Operating lease obligation, noncurrent	245	334
Non-current liabilities of discontinued operations	—	472

Total Liabilities	23,908	25,520

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred Stock -$0.001 par value; 5,000,000 shares authorized
Series 4 Convertible Preferred Stock - 10,415 shares authorized; 1 issued and 1 outstanding as of June 30, 2023 and December 31, 2022	—	—
Series 5 Convertible Preferred Stock - 12,000 shares authorized; 126 issued and 126 outstanding as of June 30, 2023 and December 31, 2022	—	—
Common Stock - $0.001 par value; 500,000,000 shares authorized; 43,154,195 and 3,570,894 issued and 43,154,194 and 3,570,893 outstanding as of June 30, 2023 and December 31, 2022, respectively.	43	4
Additional paid-in capital	346,799	346,668
Treasury stock, at cost, 1 share	(695)	(695)
Accumulated other comprehensive (loss) income	(189)	1,061
Accumulated deficit	(337,555)	(313,739)

Stockholders’ Equity Attributable to Inpixon	8,403	33,299

Non-controlling Interest	(1,866)	(1,184)

Total Stockholders’ Equity	6,537	32,115

Total Liabilities and Stockholders’ Equity	$30,445	$57,635
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited)
Revenues	$2,057	$2,576	$5,161	$5,225

Cost of Revenues	390	856	1,180	1,653

Gross Profit	1,667	1,720	3,981	3,572

Operating Expenses
Research and development	2,051	2,482	4,033	4,576
Sales and marketing	1,241	754	2,357	1,924
General and administrative	4,236	5,294	9,850	12,658
Acquisition-related costs	523	137	687	252
Transaction costs	43	—	1,443	—
Impairment of goodwill	—	2,030	—	2,030
Amortization of intangibles	230	396	450	743

Total Operating Expenses	8,324	11,093	18,820	22,183

Loss from Operations	(6,657)	(9,373)	(14,839)	(18,611)

Other (Expense)/Income
Interest (expense)/income, net	(1,756)	168	(3,481)	169
Other income/(expense), net	1,183	15	1,212	(28)
Unrealized gain/(loss) on equity securities	(92)	247	(58)	(1,256)
Total Other Expense	(665)	430	(2,327)	(1,115)

Net Loss from Continuing Operations, before tax	(7,322)	(8,943)	(17,166)	(19,726)
Income tax provision	(7)	(22)	(2,485)	(22)
Net Loss from Continuing Operations	(7,329)	(8,965)	(19,651)	(19,748)

Loss from Discontinued Operations, Net of Tax	—	(11,365)	(4,856)	(12,139)

Net Loss	(7,329)	(20,330)	(24,507)	(31,887)

Net Loss Attributable to Non-controlling Interest	(363)	(458)	(667)	(804)

Net Loss Attributable to Stockholders of Inpixon	(6,966)	(19,872)	(23,840)	(31,083)
Accretion of Series 7 Preferred Stock	—	—	—	(4,555)
Accretion of Series 8 Preferred Stock	—	(6,237)	—	(6,785)
Deemed dividend for the modification related to Series 8 Preferred Stock	—	—	—	(2,627)
Deemed contribution for the modification related to Warrants issued in connection with Series 8 Preferred Stock	—	—	—	1,469
Amortization premium- modification related to Series 8 Preferred Stock	—	1,252	—	1,362

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

Net Loss Attributable to Common Stockholders	$(6,966)	$(24,857)	$(23,840)	$(42,219)

Net Loss Per Share - Basic and Diluted
Continuing Operations	$(0.19)	$(6.99)	$(0.92)	$(14.90)
Discontinued Operations	$—	$(5.88)	$(0.24)	$(6.01)
Net Loss Per Share - Basic and Diluted	$(0.19)	$(12.87)	$(1.16)	$(20.91)

Weighted Average Shares Outstanding
Basic and Diluted	37,442,387	1,931,535	20,600,208	2,018,295

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited)
Net Loss	$(7,329)	$(20,330)	$(24,507)	$(31,887)
Unrealized gain on available for sale debt securities	—	375	—	375
Unrealized foreign exchange loss from cumulative translation adjustments	9	281	(1,250)	180

Comprehensive Loss	$(7,320)	$(19,674)	$(25,757)	$(31,332)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
For the three and six months ended June 30, 2023
(Unaudited)
(In thousands, except share and per share data)

	Series 4 Convertible Preferred Stock		Series 5 Convertible Preferred Stock		Common Stock		Additional Paid-In Capital		Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount			Shares	Amount
Balance - January 1, 2023	1	$—	126	$—	3,570,894	$4	$346,668		(1)	$(695)	$1,061	$(313,739)	$(1,184)	$32,115
Common shares issued for extinguishment of debt	—	—	—	—	1,547,234	1	1,425		—	—	—	—	—	1,426
Common shares issued for net cash proceeds of a public offering					9,655,207	10	14,956		—	—	—	—	—	14,966
Stock options and restricted stock awards granted to employees for services	—	—	—	—	—	—	329		—	—	—	—	—	329
Deconsolidation of CXApp business as result of spin off	—	—	—	—	—	—	(24,230)	[1]	—	—	—	—	—	(24,230)
Common shares issued for net proceeds from warrants exercised	—	—	—	—	1,380,000	1	—		—	—	—	—	—	1
Common shares issued for exchange of warrants	—	—	—	—	324,918	—	—		—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—	—		—	—	(1,259)	26	(17)	(1,250)
Net loss	—	—	—	—	—	—	—		—	—	—	(16,873)	(305)	(17,178)
Balance - March 31, 2023	1	$—	126	$—	16,478,253	$16	$339,148		(1)	$(695)	$(198)	$(330,586)	$(1,506)	$6,179

Stock options and restricted stock awards granted to employees for services	—	—	—	—	—	—	241		—	—	—	—	—	241
Common shares issued for extinguishment of debt	—	—	—	—	7,349,420	7	2,013		—	—	—	—	—	2,020
Common shares issued for net cash proceeds of a public offering	—	—	—	—	19,326,522	20	5,397		—	—	—	—	—	5,417
Cumulative translation adjustment	—	—	—	—	—	—	—		—	—	9	(3)	3	9
Net loss	—	—	—	—	—	—	—		—	—	—	(6,966)	(363)	(7,329)
Balance - June 30, 2023	1	$—	126	$—	43,154,195	$43	$346,799		(1)	$(695)	$(189)	$(337,555)	$(1,866)	$6,537

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements
1

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
For the three and six months ended June 30, 2022
(Unaudited)
(In thousands, except share and per share data)

	Series 7 Preferred Stock		Series 8 Preferred Stock			Series 4 Convertible Preferred Stock		Series 5 Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance - January 1, 2022	49,250	44,695	—	—		1	$—	126	$—	1,730,140	$2	$332,761	(1)	$(695)	$44	$(250,309)	$1,688	$83,491
Common shares issued for extinguishment of debt	—	—	—	—		—	—	—	—	57,472	—	1,500	—	—	—	—	—	1,500
Stock options and restricted stock awards granted to employees for services	—	—	—	—		—	—	—	—	—	—	1,533	—	—	—	—	—	1,533
Series 7 Preferred redeemed for cash	(49,250)	(49,250)	—	—		—	—	—	—	—	—	—	—	—	—	—	—	—
Series 8 Preferred stock issued for cash	—	—	53,197.72	41,577		—	—	—	—	—	—	5,329	—	—	—	—	—	5,329
Accretion Discount- Series 7 Preferred Shares	—	4,555	—	—		—	—	—	—	—	—	(4,555)	—	—	—	—	—	(4,555)
Accretion Discount- Series 8 Preferred Shares	—	—	—	548		—	—	—	—	—	—	(548)	—	—	—	—	—	(548)
Deemed dividend for the modification related to Series 8 Preferred Stock	—	—	—	2,627		—	—	—	—	—	—	(2,627)	—	—	—	—	—	(2,627)
Deemed contribution for the modification related to Warrants issued in connection with Series 8 Preferred Stock	—	—	—	(1,469)		—	—	—	—	—	—	1,469	—	—	—	—	—	1,469
Amortization Premium- modification related to Series 8 Preferred Stock	—	—	—	(110)		—	—	—	—	—	—	110	—	—	—	—	—	110
Restricted stock grants withheld for taxes	—	—	—	—		—	—	—	—	(12,802)	—	(336)	—	—	—	—	—	(336)
Common shares issued for CXApp earnout	—	—	—	—		—	—	—	—	144,986	—	3,697	—	—	—	—	—	3,697
Common shares issued for exchange of warrants	—	—	—	—		—	—	—	—	184,153	—	—	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—		—	—	—	—	—	—	—	—	—	(102)	(15)	15	(102)
Net loss	—	—	—	—		—	—	—	—	—	—	—	—	—	—	(11,211)	(346)	(11,557)

Balance - March 31, 2022	—	$—	53,197.72	$43,173		1	$—	126	$—	2,103,949	$2	$338,333	(1)	$(695)	$(58)	$(261,535)	$1,357	$77,404

Stock options and restricted stock awards granted to employees for services	—	—	—	—		—	—	—	—	—	—	741	—	—	—	—	—	741
Common shares issued for cashless stock options exercised	—	—	—	—		—	—	—	—	35,062	—	500	—	—	—	—	—	500
Series 8 Preferred stock issued for cash	—	—	—	—		—	—	—	—	—	—	—	—	—	—	—	—	—
Accretion Discount- Series 8 Preferred Shares	—	—	—	6,236		—	—	—	—	—	—	(6,236)	—	—	—	—	—	(6,236)

Restricted stock grants withheld for taxes	—	—	—	—	—	—	—	—	—	—	1,251	—	—	—	—	—	1,251
Deemed contribution for the modification related to Warrants issued in connection with Series 8 Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Amortization Premium- modification related to Series 8 Preferred Stock	—	—	—	(1,251)	—	—	—	—	—	—	—	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	656	(56)	57	657
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(19,872)	(458)	(20,330)

Balance - June 30, 2022	—	$—	53,197.7234	$48,158	1	$—	126	$—	2,139,011	$2	$334,589	(1)	$(695)	$598	$(281,463)	$956	$53,987

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows Used in Operating Activities	(Unaudited)

Net loss	$(24,507)	$(31,887)

Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	624	650
Amortization of intangible assets	1,255	3,026
Amortization of right of use asset	158	353
Stock based compensation	570	2,274
Amortization of warrant liability to redemption value	20	—
Earnout expense valuation benefit	—	(2,827)
Gain on settlement with FOXO	(1,142)	—
Amortization of debt issuance costs	1,686	(92)
Unrealized gain on note	—	344
Unrealized loss on foreign currency transactions	(178)	—
Distribution of equity method investment shares to employees as compensation	666	—
Deferred income tax	2,591	(1)
Unrealized loss on equity securities	58	1,256
Impairment of goodwill	—	7,570
Gain on fair value of warrant liability	71	—
Other	22	181

Changes in operating assets and liabilities:
Accounts receivable and other receivables	(1,016)	361
Inventory	(779)	285
Prepaid expenses and other current assets	890	1,357
Other assets	(4)	25
Accounts payable	(634)	(1,498)
Accrued liabilities	3,796	542
Income tax liabilities	(119)	(40)
Deferred revenue	325	(1,096)
Operating lease obligation	(158)	(327)

Net Cash Used in Operating Activities	(15,805)	(19,544)

Cash Flows Used in Investing Activities
Purchase of property and equipment	(45)	(140)
Investment in capitalized software	(135)	(306)
Purchase of convertible note	—	(5,500)
Sales of treasury bills	—	43,001
Proceeds from repayment of note receivable	150	—
Issuance of note receivable	(450)	—
Net Cash (Used in) Provided By Investing Activities	(480)	37,055

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

Cash From Financing Activities
Net proceeds from issuance of preferred stock	—	46,906
Net proceeds from promissory note	125	364
Net proceeds from ATM	20,383	—
Cash paid for redemption of preferred stock series 7	—	(49,250)
Taxes paid related to net share settlement of restricted stock units	—	(336)
Net proceeds from the issuance of warrants	1,409	—
Repayment of CXApp acquisition liability	(197)	(1,847)
Common shares issued for net proceeds from warrants	1	—
Distribution to shareholders related to spin-off of CXApp	(10,003)	—
Net Cash Provided By (Used In) Financing Activities	11,718	(4,163)

Effect of Foreign Exchange Rate on Changes on Cash	13	(73)

Net (Decrease)/Increase in Cash and Cash Equivalents	(4,554)	13,275

Cash and Cash Equivalents - Beginning of period	20,235	52,480

Cash and Cash Equivalents - End of period	$15,681	$65,755

Supplemental Disclosure of cash flow information:
Cash paid for:
Interest	$—	$2
Income Taxes	$7	$100

Non-cash investing and financing activities
Common shares issued for extinguishment of debt	$3,446	$2,000
Noncash debt modification fees	$144	$—
Marketable securities received for settlement of FOXO	$1,142	$—
Common shares issued for CXApp Earnout Payment	$—	$3,697
Common shares issued in exchange for warrants	$—	$14
Noncash net assets distribution to shareholders related to spin-off of CXApp	$14,227	$—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022
Note 1 - Organization and Nature of Business

Inpixon is the Indoor Intelligence™ company. Our solutions and technologies help organizations enable smarter, safer and more secure environments. Inpixon customers can leverage our real-time positioning and analytics technologies to achieve higher levels of productivity and performance, increase safety and security, and drive a more connected work environment. We specialize in providing real-time location systems (RTLS) for the industrial sector. As the manufacturing industry has evolved, RTLS technology has become a crucial aspect of Industry 4.0. Our RTLS solution leverages cutting-edge technologies such as IoT, AI, and big data analytics to provide real-time tracking and monitoring of assets, machines, and people within industrial environments. With our RTLS, businesses can achieve improved operational efficiency, enhanced safety, and reduced costs. By having real-time visibility into operations, industrial organizations can make informed, data-driven decisions, minimize downtime, and ensure compliance with industry regulations. With our RTLS, industrial businesses can transform their operations and stay ahead of the curve in the digital age.

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

Enterprise Apps Spin-off and Business Combination

On March 14, 2023, we completed the Enterprise Apps Spin-off and subsequent Business Combination (the "Closing"). In connection with the Closing, KINS was renamed CXApp Inc. (“New CXApp”). Pursuant to the Transaction Agreements, Inpixon contributed to CXApp cash and certain assets and liabilities constituting the Enterprise Apps Business, including certain related subsidiaries of Inpixon, to CXApp (the “Contribution”). In consideration for the Contribution, CXApp issued to Inpixon additional shares of CXApp common stock such that the number of shares of CXApp common stock then outstanding equaled the number of shares of CXApp common stock necessary to effect the Distribution. Pursuant to the Distribution, Inpixon shareholders as of the Record Date received one share of CXApp common stock for each share of Inpixon common stock held as of such date. Pursuant to the Merger Agreement, each share of Legacy CXApp common stock was thereafter exchanged for the right to receive 0.09752221612415190 of a share of New CXApp Class A common stock (with fractional shares rounded down to the nearest whole share) and 0.3457605844401750 of a share of New CXApp Class C common stock (with fractional shares rounded down to the nearest whole share). New CXApp Class A common stock and New CXApp Class C common stock are identical in all respects, except that New CXApp Class C common stock is not listed and will automatically convert into New CXApp Class A common stock on the earlier to occur of (i) the 180th day following the closing of the Merger and (ii) the day that the last reported sale price of New CXApp Class A common stock equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period following the closing of the Merger. Upon the closing of the Transactions, Inpixon’s existing security holders held approximately 50.0% of the shares of New CXApp common stock outstanding.

In accordance with applicable accounting guidance, the results of CXApp are presented as discontinued operations in the Condensed Consolidated Statements of Income and, as such, have been excluded from both continuing operations and segment

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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

Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results for the full year ending December 31, 2023. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the years ended December 31, 2022 and 2021 included in the annual report on Form 10-K for the year ended December 31, 2022, filed with the SEC on April 17, 2023 and the recasted audited consolidated financial statements within Exhibit 99.1 on Form 8-k filed with the SEC on June 20, 2023 to reflect the presentation of CXApp operations as discontinued operations to the consolidated financial statements for the years ended December 31, 2022 and 2021.
Note 3 - Summary of Significant Accounting Policies
The Company's complete accounting policies are described in Note 2 to the Company's audited consolidated financial statements and notes for the year ended December 31, 2022.
Liquidity
As of June 30, 2023, the Company has a working capital surplus of approximately $0.02 million, and cash of approximately $15.7 million. For the three and six months ended June 30, 2023, the Company had a net loss of approximately $7.3 million and $24.5 million, respectively. During the six months ended June 30, 2023, the Company used approximately $15.8 million of cash for operating activities.
Risks and Uncertainties

The Company cannot assure you that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. In order to continue our operations, we have supplemented the revenues we earned with proceeds from the sale of our equity and debt securities and proceeds from loans and bank credit lines.
Certain global events, such as the recent military conflict between Russia and Ukraine, market volatility and other general economic factors that are beyond our control may impact our results of operations. These factors can include interest rates; recession; inflation; unemployment trends; the threat or possibility of war, terrorism or other global or national unrest; political or financial instability; and other matters that influence our customers spending. Increasing volatility in financial markets and changes in the economic climate could adversely affect our results of operations. We also expect that supply chain interruptions and constraints, and increased costs on parts, materials and labor may continue to be a challenge for our business. The impact that these global events will have on general economic conditions is continuously evolving and the impact that they will have on our results of operations continues to remain uncertain. There are no assurances that we will not be materially adversely effected.
The Company's recurring losses and utilization of cash in its operations are indicators of going concern however with the Company's current liquidity position, including $15.7 million cash and cash equivalents on hand plus the $1.4 million raised

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022
Note 3 - Summary of Significant Accounting Policies (continued)
under the ATM Offering and $2.3 million from warrants exercised since July 1, 2023, approximately $6.4 million in additional funds available under the ATM Offering, and additional financing available to the Company, we believe we have the ability to mitigate such concerns for a period of at least one year from the date these financial statements are issued.
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
Investment in equity securities- fair value
Investment securities—fair value consist primarily of investments in equity securities and are carried at fair value in accordance with ASC 321, "Investments-Equity Securities". These securities are marked to market based on the respective publicly quoted market prices of the equity securities adjusted for liquidity. These securities transactions are recorded on a trade date basis. Any unrealized appreciation or depreciation on investment securities is reported in the Condensed Consolidated Statement of Operations within Unrealized Loss on Equity Securities. The unrealized loss on equity securities for the three and six months ended June 30, 2023 was approximately $(0.09) million and $(0.06) million, respectively, and for the three and six months ended June 30, 2022 was approximately a gain (loss) of $0.2 million and $(1.3) million, respectively.
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

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022
Note 3 - Summary of Significant Accounting Policies (continued)
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
Professional services are also contracted on the fixed fee and time and materials basis. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts including maintenance service provided by in house personnel, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the three and six months ended June 30, 2023 and 2022, the Company did not incur any such losses. These amounts are based on known and estimated factors.
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
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022
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
Contract Balances
The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had deferred revenue of approximately $1.1 million and $1.3 million as of June 30, 2023 and December 31, 2022, respectively, related to cash received in advance for product maintenance services and professional services provided by the Company’s technical staff. The Company expects to satisfy its remaining performance obligations for these maintenance services and professional services, and recognize the deferred revenue and related contract costs over the next twelve months. The Company recognized revenue in the reporting period of $0.9 million that was included in the contract liability balance at the beginning of the period, for the period ended June 30, 2023.
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
The Company incurred stock-based compensation charges of approximately $0.2 million and $0.6 million, respectively, for the three and six months ended June 30, 2023. The Company incurred stock-based compensation charges of approximately $0.7 million and $2.3 million for the three and six months ended June 30, 2022, respectively, which are included in general and administrative expenses. Stock-based compensation charges are related to employee compensation and related benefits.
Net Income (Loss) Per Share

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022
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
The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Options	341,034	370,760	346,252	370,760
Warrants	77,179,810	1,737,626	40,995,661	1,310,999
Convertible preferred stock	13	1,503,728	13	1,503,728
Rights to common stock	—	52,513	—	52,513
Total	77,520,857	3,664,627	41,341,926	3,238,000
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
Recently Issued Accounting Standards Not Yet Adopted
The Company reviewed recently issued accounting pronouncements and concluded that they were not applicable to the condensed consolidated financial statements, except for the following:
In July 2023, the FASB issued ASU 2023-03, "Presentation of Financial Statements (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718)", which updates codification on how an entity would apply the scope guidance in paragraph 718-10-15-3 to determine whether profits interest and similar awards should be accounted for in accordance with Topic 718, Compensation—Stock Compensation. The effective date of this update is for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company is currently assessing

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022
Note 3 - Summary of Significant Accounting Policies (continued)
potential impacts of ASU 2023-03 and does not expect the adoption of this guidance will have a material impact on its condensed consolidated financial statements and disclosures.
Reclassifications
Certain prior year amounts have been reclassified to conform with the current year presentation. These reclassifications had no material effect on the reported results of operations or cash flows. The condensed consolidated balance sheet as of December 31, 2022 included approximately $1.1 million of earnings reclassified from controlling accumulated deficit to non-controlling interest. This reclassification did not effect the Company’s total stockholders’ equity.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Recurring revenue
Software	$990	$1,019	$2,004	$2,070
Total recurring revenue	$990	$1,019	$2,004	$2,070

Non-recurring revenue
Hardware	$512	$875	$1,817	$1,695
Software	448	355	490	765
Professional services	107	327	850	695
Total non-recurring revenue	$1,067	$1,557	$3,157	$3,155

Total Revenue	$2,057	$2,576	$5,161	$5,225

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenue recognized at a point in time
Indoor Intelligence (1)	$520	$874	$2,176	$1,694
SAVES (1)	440	398	833	766
Total	$960	$1,272	$3,009	$2,460

Revenue recognized over time
Indoor Intelligence (2) (3)	$320	$464	$573	$1,041
SAVES (3)	303	328	628	694
Shoom (3)	474	512	951	1,030
Total	$1,097	$1,304	$2,152	$2,765

Total Revenue	$2,057	$2,576	$5,161	$5,225
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
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022
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

As of June 30, 2023, the Company's cumulative impairment charges are approximately $13.5 million with approximately $11.6 million related to the Indoor Intelligence reporting unit, approximately $1.2 million related to the Shoom reporting unit and approximately $0.7 million related to the SAVES reporting unit. There is no unimpaired goodwill as of June 30, 2023 or December 31, 2022.

Intangibles assets at June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	June 30, 2023
	Gross Amount, net of impairment	Accumulated Amortization	Spin-Off	Net Carrying Amount	Remaining Weighted Average Useful Life
IP Agreement	$164	$(113)	$—	$51	1.25
Trade Name/Trademarks	1,791	(314)	(1,367)	110	3.50
Customer Relationships	6,206	(902)	(4,454)	850	1.78
Developed Technology	14,766	(1,787)	(11,466)	1,513	4.84
Non-compete Agreements	1,837	(584)	(1,204)	49	0.25
Totals	$24,764	$(3,700)	$(18,491)	$2,573

	December 31, 2022
	Gross Amount	Accumulated Amortization	Impairment	Spin-Off	Net Carrying Value
IP Agreement	$162	$(91)	$—	$—	$71
Trade Name/Trademarks	3,590	(1,414)	(593)	(1,458)	125
Webstores & Websites	404	(258)	(146)	—	—
Customer Relationships	9,121	(2,776)	(749)	(4,636)	960
Developed Technology	21,777	(5,385)	(2,921)	(11,781)	1,690
Non-compete Agreements	4,270	(2,488)	(220)	(1,414)	148
Totals	$39,324	$(12,412)	$(4,629)	$(19,289)	$2,994

Amortization Expense:

Amortization expense from continuing operations for the three and six months ended June 30, 2023 was approximately $0.2 million and $0.4 million, respectively, and for the three and six months ended June 30, 2022 was approximately $0.4 million and $1.1 million respectively.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

Note 5 - Goodwill and Intangible Assets (continued)

Future amortization expense on intangibles assets is anticipated to be as follows (in thousands):

Amount
December 31, 2023 (for 6 months)	$395
December 31, 2024	686
December 31, 2025	604
December 31, 2026	412
December 31, 2027	325
December 31, 2028 and thereafter	151
$2,573

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022
Note 6 - Inventory
Inventory as of June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	As of June 30, 2023	As of December 31, 2022
Raw materials	$439	$351
Work-in-process	127	127
Finished goods	2,662	1,964
Inventory	$3,228	$2,442

Note 7 - Investments in Equity Securities

Investment securities—fair value consist of investments in the Company’s investment in shares and rights of equity securities. The composition of the Company’s investment securities—fair value was as follows (in thousands):

	As of June 30, 2023		As of December 31, 2022
	Cost	Fair Value	Cost	Fair Value
Investments in equity securities- fair value
Equity shares	$55,379	$1,412	$54,237	$328
Equity rights	11,064	2	11,064	2
Total investments in equity securities- fair value	$66,443	$1,414	$65,301	$330

As of June 30, 2023, the Company owned equity shares which include approximately 4.5 million shares of FOXO Technologies Inc. common stock and 13.0 million shares of Sysorex common stock. As of December 31, 2022, the Company owned approximately 0.8 million shares of FOXO Technologies Inc. common stock and 13.0 million shares of Sysorex common stock. As of June 30, 2023 and December 31, 2022, the Company owned equity rights which include the right to acquire 3.0 million shares of Sysorex common stock.

For the three months ended June 30, 2023 and 2022, the Company recognized a net unrealized gain (loss) on equity securities of $(0.09) million and $0.2 million, respectively. For the six months ended June 30, 2023 and 2022, the Company recognized a net unrealized gain (loss) on equity securities of $(0.06) million and $(1.3) million, respectively, in the other income/expense section of the condensed consolidated statements of operations.

On April 27, 2022, the Company purchased a 10% convertible note in aggregate principal amount of approximately $6.1 million for a purchase price of $5.5 million from FOXO Technologies Operating Company, formerly FOXO Technologies Inc. (“FOXO Legacy”), pursuant to the terms of a securities purchase agreement between FOXO Legacy and the Company (the “April 2022 Purchase Agreement”). Interest on the convertible note accrued at 12% per annum. The term of the convertible note is twelve months, however FOXO Legacy has the ability to extend the maturity date for an additional 3 months. The convertible note is subject to certain conversion features which include qualified financing, and/or qualified transaction, as defined in the April 2022 Purchase Agreement. The Company can voluntarily convert the note after 270 days. The note is required to convert upon FOXO Legacy completing a qualified offering.

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

On June 20, 2023 (the "Release Effective Date"), the Company entered into a general release agreement (the "General Release Agreement") with FOXO, pursuant to which the Company received 0.67 shares of FOXO Class A Common Stock for every $1.00 of subscription amount of the 10% convertible note purchased on April 27, 2022 in exchange for an agreement by the

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

Company to release, waive and forever discharge FOXO (including its officers, directors, affiliates, etc.) from any causes of action, losses, costs and expenses from the beginning of time through the Release Effective Date. The Company received 3,685,000 shares of FOXO Class A Common Stock in exchange for such release. The Company recognized a realized gain on receipt of FOXO securities of $1.1 million based on the fair value of the FOXO securities for the six months ended June 30, 2023, included in Other income/(expense), net, on the accompanying unaudited condensed consolidated statement of operations.

FOXO common stock is traded in active markets, as the security is trading under “FOXO” on the NYSE American. FOXO common stock is accounted for as available-for-sale equity securities based on “Level 1” inputs, which consist of quoted prices in active markets, with unrealized holding gains and losses included in earnings. The fair value was determined by the closing trading price of the security as of June 30, 2023. The Company recognized an unrealized gain (loss) on FOXO common stock of $(0.1) million and zero on the income statement for the three months ended June 30, 2023 and 2022, respectively. The Company recognized an unrealized gain (loss) on FOXO common stock of $(0.06) million and zero on the income statement for the six months ended June 30, 2023 and 2022, respectively.

Note 8 - Other Long Term Investments
In October 2020, the Company paid $1.8 million for 599,999 Class A Units and 1,800,000 Class B Units of Cardinal Venture Holdings LLC (“CVH”). In December 2020, the Company increased its capital contribution by $0.7 million in exchange for an additional 700,000 Class B Units. The Company is a member of CVH. CVH owns certain interests in KINS Capital, LLC, the sponsor entity (the “Sponsor”) to KINS Technology Group Inc., a Delaware corporation and special purpose acquisition company with which the Company entered into the Business Combination (see “Enterprise Apps Spin-off and Business Combination” under Note 1 above and “Recent Events - Enterprise Apps Spin-off and Business Combination” section under Part I, Item 2 herein for more details). The $1.8 million purchase price was paid on October 12, 2020 and therefore is the date the purchase of the Units was closed. The capital contribution was used by CVH to fund the Sponsor's purchase of securities in KINS. The underlying subscription agreement provides that each Class A Unit and each Class B Unit represents the right of the Company to receive any distributions made by the Sponsor on account of the Class A Interests and Class B Interests, respectively, of the Sponsor.
The Company generally records its share of earnings in its equity method investments using a three-month lag methodology and within net investment income. During the period January 1, 2022 to December 31, 2022 and January 1, 2023 to June 30, 2023, CVH had no operating results as CVH is a holding company. CVH only contains units and has not been allocated shares of KINS, therefore CVH is not allocating any portion of income or expense incurred by KINS. As such, there was no share of earnings recognized by the Company in its statement of operations on its proportional equity investment.
The following component represents components of Other long-term investments as of June 30, 2023 and December 31, 2022:

	Ownership interest as of June 30,	Ownership interest as of December 31,
	2023	2022	Instrument Held
Investee
CVH Class A	—%	14.1%	Units
CVH Class B	38.4%	38.4%	Units
Inpixon’s investment in equity method eligible entities are represented on the condensed consolidated balance sheets as a long term asset of approximately $0.1 million as of June 30, 2023 and approximately $0.7 million as of December 31, 2022.
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
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

a member of CVH, and which may, in certain circumstances, be entitled to manage the affairs of CVH. As a result of the closing of the Business Combination, on March 15, 2023, the $150,000 loan was repaid.
On February 27, 2023, the Company entered into Limited Liability Company Unit Transfer and Joinder Agreements with certain of the Company’s employees and directors (the “Transferees”), pursuant to which (i) the Company transferred all of its Class A Units of CVH (the “Class A Units”), an aggregate of 599,999 Class A Units, to the Transferees as bonus consideration in connection with each Transferee’s services performed for and on behalf of the Company as an employee, as applicable, and (ii) each Transferee became a member of CVH and a party to the Amended and Restated Limited Liability Company Agreement of CVH, dated as of September 30, 2020. The Company recorded approximately $0.7 million of compensation expense for the fair market value of the shares transferred to the Transferees which is included in the operating expenses section of the condensed consolidated statements of operations in the six months ended June 30, 2023.

Note 9 - Accrued Liabilities

Accrued liabilities as of June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	As of June 30, 2023	As of December 31, 2022
Accrued compensation and benefits	$903	$655
Accrued interest expense	1,050	1,197
Accrued bonus and commissions	432	426
Accrued transaction costs	2,075	—
Accrued other	667	105
Accrued sales and other indirect taxes payable	247	236
	$5,374	$2,619

Note 10 - Debt
Debt as of June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

Short-Term Debt	Maturity	June 30, 2023	December 31, 2022
July 2022 Promissory Note, less debt discount and extension fee of $85 and $760, respectively.	5/17/2024	$4,231	$6,045
December 2022 Promissory Note , less debt discount and extension fee of $1,013 and $1,880, respectively.	5/17/2024	8,366	6,520
Third Party Note Payable	9/30/2023	1,203	1,078
Total Short-Term Debt		$13,800	$13,643
Interest expense on the short-term debt totaled approximately $1.7 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively, and approximately $3.5 million and $0.2 million for the six months ended June 30, 2023 and 2022, respectively. Interest expense includes the interest on the outstanding balance of the note and the amortization of deferred financing costs and note discounts recorded at issuance for the Short Term Debt.

Notes Payable
July 2022 Note Purchase Agreement and Promissory Note

On July 22, 2022, the Company entered into a note purchase agreement (the "Purchase Agreement") with Streeterville Capital, LLC (the “Holder” or "Streeterville"), pursuant to which the Company agreed to issue and sell to the Holder an unsecured promissory note (the “July 2022 Note”) in an aggregate initial principal amount of $6.5 million (the “Initial Principal Amount”), which is payable on the maturity date or otherwise in accordance with the July 2022 Note. The Initial Principal Amount includes an original issue discount of $1.5 million and $0.02 million that the Company agreed to pay to the Holder to

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

Note 10- Debt (continued)
cover the Holder’s legal fees, accounting costs, due diligence, monitoring and other transaction costs. In exchange for the Note, the Holder paid an aggregate purchase price of $5.0 million. Interest on the Note accrued at a rate of 10% per annum, which is payable on the maturity date. We may pay all or any portion of the amount owed earlier than it is due; provided that in the event we may elect to prepay all or any portion of the outstanding balance, it shall pay to the Holder 115% of the portion of the outstanding balance we may elect to prepay. Beginning on the date that is 6 months from the issue date and at the intervals indicated below until the Note is paid in full, the Holder shall have the right to redeem up to an aggregate of 1/3 of the initial principal balance of the Note for cash each month. The July 2022 Note includes customary event of default provisions, subject to certain cure periods, and provides for a default interest rate of 22%. Upon the occurrence of an event of default (except default due to the occurrence of bankruptcy or insolvency proceedings), the Holder may, by written notice, declare all unpaid principal, plus all accrued interest and other amounts due under the July 2022 Note to be immediately due and payable. Upon the occurrence of bankruptcy-related event of default, without notice, all unpaid principal, plus all accrued interest and other amounts due under the July 2022 Note will become immediately due and payable at the mandatory default amount. Under the terms of the July 2022 Note, if the note is still outstanding after 6 months from the issuance date, or as of January 22, 2023, a 10% monitoring fee would be added to the balance of the note. On January 31, 2023, the Holder agreed to reduce the one time monitoring fee from 10% to 5%.

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
On May 16, 2023, the Company entered into an amendment (the “July 2022 Note Amendment”) to the July 2022 Note pursuant to which the maturity date was extended from July 22, 2023 to May 17, 2024 (the “July 2022 Note Maturity Date Extension”). In exchange for the July 2022 Note Maturity Date Extension, the Company agreed to pay Streeterville an extension fee in the amount of $0.1 million, which was added to the outstanding balance of the July 2022 Note. The extension was treated as a modification and capitalized and amortized to interest expense over the term of the extension.
During the quarter ended June 30, 2023, the Company entered into exchange agreements with Streeterville, pursuant to which the Company and Streeterville agreed to: (i) partition new promissory notes in the form of the July 2022 Note equal to approximately $2.0 million and then cause the outstanding balance of the July 2022 Note to be reduced by approximately $2.0 million; and (ii) exchange the partitioned notes for the delivery of 7,349,420 shares of the Company’s common stock, at effective prices between $0.1950 and $0.3966 per share. The Company analyzed the exchange of the principal under the July 2022 Note as an extinguishment and compared the net carrying value of the debt being extinguished to the reacquisition price (shares of common stock being issued) and there was no loss on the exchange for debt for equity.

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

Interest on the December 2022 Note accrues at a rate of 10% per annum and is payable on the maturity date or otherwise in accordance with the December 2022 Note. We may pay all or any portion of the amount owed earlier than it is due; provided that in the event we may elect to prepay all or any portion of the outstanding balance, it shall pay to the Holder 115% of the portion of the outstanding balance we may elect to prepay. Beginning on the date that is 6 months from the issuance date and at the intervals indicated below until the December 2022 Note is paid in full, the Holder shall have the right to redeem up to an aggregate of 1/6th of the initial principal balance of the December 2022 Note plus any interest accrued thereunder each month by providing written notice delivered to us; provided, however, that if the Holder does not exercise any monthly redemption

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

Note 10- Debt (continued)
amount in its corresponding month then such monthly redemption amount shall be available for the Holder to redeem in any further month in addition to such future month's monthly redemption amount.

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

On May 16, 2023, the Company entered into an amendment (the “December 2022 Note Amendment”) to the December 2022 Note pursuant to which the maturity date of the December 2022 Note was extended from December 30, 2023 to May 17, 2024 (the “December 2022 Note Maturity Date Extension”). In exchange for the December 2022 Note Maturity Date Extension, the Company agreed to pay the Holder an extension fee in the amount of $0.1 million which was added to the outstanding balance of the December 2022 Note. This extension was treated as a modification and capitalized and amortized to interest expense over the term of the extension.

Third Party Note Payable

Game Your Game entered into promissory notes with an individual whereby it received approximately $0.2 million on October 29, 2021, approximately $0.2 million on January 18, 2022, approximately $0.1 million on March 22, 2022, approximately $0.1 million on August 26, 2022, approximately $0.1 million on September 16, 2022, approximately $0.1 million on October 26, 2022, approximately $0.1 million on November 29, 2022, approximately $0.1 million on December 22, 2022, approximately $0.03 million on January 18, 2023 and approximately $0.1 million on March 30, 2023 for funding of outside liabilities and working capital needs. All of the promissory notes have an interest rate of 8% and are due on or before September 30, 2023. As of June 30, 2023, the balance owed under the notes was $1.2 million.

Note 11 - Capital Raises
Registered Direct Offerings
On March 22, 2022, the Company entered into a Securities Purchase Agreement with certain institutional investors named therein, pursuant to which the Company sold in a registered direct offering (i) 53,197.7234 shares of Series 8 Convertible Preferred Stock and (ii) related warrants to purchase up to an aggregate of 1,503,726 shares of common stock. Each share of Series 8 Convertible Preferred Stock and the related Warrants were sold at a subscription amount of $940, representing an original issue discount of 6% of the stated value of each share of Series 8 Convertible Preferred Stock for an aggregate subscription amount of $50.0 million. In connection with this offering, the Company filed a Certificate of Designation for the Series 8 Convertible Preferred Stock with the Nevada Secretary of State. Each share of Series 8 Convertible Preferred Stock has a par value of $0.001 per share and stated value of $1,000 per share. The shares of Series 8 Convertible Preferred Stock are convertible into shares of the Company’s common stock, at a conversion price of $35.38 per share. Each share of Series 8 Convertible Preferred Stock is entitled to receive cumulative dividends, payable in the same form as dividends paid on shares of the Company’s common stock. At any time beginning on October 1, 2022 and ending ninety 90 days thereafter, the holders of the Series 8 Convertible Preferred Stock have the right to redeem all or part of the shares held by such holder in cash for the redemption price equal to the stated value of such share, plus all accrued but unpaid dividends thereon and all liquidated damages and other costs, expenses or amounts due. Upon redemption, the holder of the Series 8 Convertible Preferred Stock will forfeit 50% of the warrants issued in connection therewith. The holders of the Series 8 Convertible Preferred Stock shall vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the stockholders of the Company. The Series 8 Convertible Preferred Stock and related warrants subject to forfeiture are recorded as Mezzanine Equity in the accompanying balance sheets as the holder has the option to redeem these shares for cash and the warrants are an embedded feature for the Series 8 Convertible Preferred Stock. The remaining warrants that are not subject to forfeiture are recorded within Stockholders' Equity as the remaining warrants are classified as freestanding instruments containing a total value of $5.6 million. The aggregate net proceeds from the offering, after deducting the placement agent fees and other estimated offering expenses, were approximately $46.9 million. See Note 13 for Preferred Stock and Note 15 for Warrant details. During the quarter ended December 31, 2022, the Company received cash redemption notices from the holders

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

Note 11- Capital Raises (continued)
of the Series 8 Convertible Preferred Stock issued on March 22, 2022, totaling 53,197.72 shares of Series 8 Convertible Preferred Stock for aggregate cash paid of approximately $53.2 million which were therefore fully redeemed. In conjunction with the redemption, 751,841 warrants were forfeited.

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

On July 22, 2022, the Company entered into an Equity Distribution Agreement (the "Sales Agreement") with Maxim Group LLC (“Maxim”) under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $25.0 million (the “Shares”) from time to time through Maxim, acting exclusively as the Company’s sales agent (the “ATM Offering”). On June 13, 2023, the Company entered into an amendment to the Sales Agreement with Maxim, pursuant to which the aggregate offering price of the ATM Offering was increased from $25.0 million to approximately $27.4 million. The Company intends to use the net proceeds of the ATM Offering primarily for working capital and general corporate purposes. During the six months ended June 30, 2023, the Company sold 28,981,729 shares of common stock at share prices between $0.200034 and $1.86 per share under the Sales Agreement for gross proceeds of approximately $21.0 million or net proceeds of $20.4 million after deducting the placement agency fees and other offering expenses. The Company is not obligated to make any sales of the Shares under the Sales Agreement and no assurance can be given that the Company will sell any additional Shares under the Sales Agreement, or if it does, as to the price or amount of Shares that the Company will sell, or the date on which any such sales will take place. The Company is currently subject to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period. These rules may limit future issuances of shares by the Company under the Sales Agreement or other offerings pursuant to the Company’s effective shelf registration statement on Form S-3.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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
During the three months ended June 30, 2023, the Company issued 7,349,420 shares of common stock under exchange agreements to settle outstanding balance and interest totaling approximately $2.0 million under partitioned notes. See Note 10.
During the three months ended June 30, 2023, the Company issued 19,326,522 shares of common stock in connection with the ATM Offering at per share prices between $0.200034 and $0.54, resulting in gross proceeds to the Company of approximately $5.6 million and net proceeds of $5.4 million after subtracting sales commissions and other offering expenses. See Note 11.

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

As of June 30, 2023, there was 1 share of Series 4 Preferred outstanding.

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

As of June 30, 2023, there were 126 shares of Series 5 Convertible Preferred Stock outstanding.

Series 7 Convertible Preferred Stock
On September 13, 2021, the Company entered into a securities purchase agreement with certain institutional investors named therein, pursuant to which the Company agreed to issue and sell in a registered direct offering (i) up to 58,750 shares of Series 7 Convertible Preferred Stock and (ii) related warrants to purchase up to an aggregate of 626,667 shares of common stock (the “Warrants”). Each share of Series 7 Convertible Preferred Stock and the related Warrants were sold at a subscription amount of

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

Note 13- Preferred Stock (continued)
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
As of June 30, 2023, there were zero shares of Series 7 Convertible Preferred Stock outstanding.
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
As of June 30, 2023, there were zero shares of Series 8 Convertible Preferred Stock outstanding.
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
The aggregate number of shares that may be awarded under the 2018 Plan as of June 30, 2023 is 52,714,178. As of June 30, 2023, 289,818 of stock options were granted to employees, directors and consultants of the Company (including 1 share outside of our plan and 47 shares under our 2011 Plan) and 52,381,440 options were available for future grant under the 2018 Plan.
Employee Stock Options
During the three months ended June 30, 2023 and 2022, the Company recorded a charge for the amortization of stock options of approximately $0.2 million and $0.7 million, respectively, and approximately $0.5 million and $1.6 million, respectively, for

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022
Note 14 - Stock Award Plans and Stock-Based Compensation (continued)
the six months ended June 30, 2023 and 2022, which is included in the general and administrative section of the condensed consolidated statement of operations.
As of June 30, 2023, the fair value of non-vested stock options totaled approximately $1.5 million, which will be amortized to expense over the weighted average remaining term of 0.99 years.
See below for a summary of the stock options granted under the 2011 and 2018 plans:

	2011 Plan	2018 Plan	Non Plan	Total
Beginning balance as of January 1, 2023	57	351,529	1	351,587
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	(10)	(52,486)	—	(52,496)
Forfeited	—	(9,273)	—	(9,273)
Ending balance as of June 30, 2023	47	289,770	1	289,818
The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option-pricing model, however there were no stock option grants during the six months ended June 30, 2023.
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
During the three months ended June 30, 2023 and 2022, the Company recorded a charge of $0.01 million and $0.04 million, respectively, and $0.03 million and $0.7 million for the six months ended June 30, 2023 and 2022, respectively, for the amortization of vested restricted stock awards.
The following table summarizes restricted stock based award activity granted:

Restricted Stock Grants
Beginning balance as of January 1, 2023	42,968
Granted	—
Exercised	—
Expired	—
Forfeited	—
Ending balance as of June 30, 2023	42,968

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
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022
Note 15 - Warrants (continued)
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
Between March 15 and March 22, 2022, we received cash redemption notices from the holders of the Company's Series 7 Convertible Preferred Stock issued on September 15, 2021, totaling 49,250 shares of Series 7 Convertible Preferred Stock for aggregate cash required to be paid of approximately $49.3 million. In addition, upon redemption of the Series 7 Convertible Preferred Stock, each holder forfeited 75% of the related warrants that were issued together with the Series 7 Convertible Preferred Stock (the "Series 7 Warrants"). 394,000 corresponding warrants issued in connection with the issuance of the Series 7 Convertible Preferred Stock have been forfeited and 232,675 related warrants remain outstanding. As of June 30, 2023, there are no Series 7 Warrants outstanding as they were exchanged under the warrant amendments below.
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
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022
Note 15 - Warrants (continued)
than the fair value of the Exchange Shares issued, and therefore, there was no incremental fair value related to the Warrant Amendments.

May 2023 Warrant Purchase Agreement
On May 15, 2023, the Company entered into a Warrant Purchase Agreement (the “Agreement”) with multiple purchasers for the purchase and sale of up to an aggregate of 150,000,000 of warrants (the “May 2023 Warrants”). The Agreement and the May 2023 Warrants were subsequently amended on June 20, 2023. The purchase price for one (1) May 2023 Warrant is $0.01 (the “Per Warrant Purchase Price”). The May 2023 Warrants have an initial exercise price $0.26, payable in cash or the cancellation of indebtedness ( the “Initial Exercise Price”). The exercise price will equal the lower of (i) the Initial Exercise Price and (ii) 90% of the lowest VWAP (as defined in the Agreement) of the Common Stock for the five Trading Days (as defined in the Agreement) immediately prior to the date on which a Notice of Exercise is submitted to the Company (the “Adjusted Exercise Price” and together with the Initial Price, as applicable, the “Exercise Price”); provided, however, that the Adjusted Exercise Price shall not be less than $0.10; and provided further that any exercise of the May 2023 Warrants with an Adjusted Exercise Price will be subject to the Company’s consent unless the trading price of the Common Stock as of the time the Notice of Exercise is delivered to the Company is at least 10% or more above the prior Trading Day’s Nasdaq Official Closing Price. No warrant holder may exercise the May 2023 Warrants to the extent such exercise would cause such warrant holder, together with its affiliates and attribution parties, to beneficially own a number of shares of Common Stock which would exceed 9.99% of the Company’s then outstanding Common Stock following such exercise.

Each May 2023 Warrant is immediately exercisable for one share of Common Stock and will expire 1 year from the issuance date (the “Termination Date”) unless extended by the Company with the consent of the warrant holder. Pursuant to the terms of the May 2023 Warrants, at any time prior to the Termination Date, the Company may, in its sole discretion, redeem any portion of a May 2023 Warrants that have not been exercised, in cash, at the Per Warrant Purchase Price, plus all liquidated damages and other costs, expenses or amounts due in respect of the Warrants (the “Redemption Amount”) upon five Trading Days’ written notice to the warrant holder (the “Redemption Date”). On the Termination Date, the Company will be required to redeem any portion of the May 2023 Warrants that have not been exercised or redeemed prior to such date through payment of the Redemption Amount in cash. The Company will be required to pay any Redemption Amount within five Trading Days after the Redemption Date or the Termination Date, as applicable.

The 150,000,000 May 2023 Warrants were issued on May 17, 2023 for aggregate gross proceeds of approximately $1.5 million. The aggregate net proceeds from the offerings, after deducting the placement agent fees and other estimated offering expenses, were approximately $1.4 million.

The May 2023 Warrants were determined to be within the scope of ASC 480 as they represent obligations to the Company, as the Company is obligated to redeem any May 2023 Warrants that have not been exercised at the Termination Date. As such, the Company recorded the May 2023 Warrants as a liability at fair value on the issuance date. The fair value of the May 2023 Warrants was determined using level 3 inputs utilizing a Monte-Carlo simulation.The May 2023 Warrants are subsequently measured as if the May 2023 Warrants were to be settled on the current redemption value with subsequent changes recognized as interest cost. The fair value of the Warrants was determined to be $1.48 million at the date of issuance, and the redemption value of the Warrants was determined to be approximately $1.5 million as of June 30, 2023. The fair value of the Warrants are reflected within Warrant Liability on the Condensed Consolidated Balance Sheet. An immediate loss was recognized on the initial measurement date of $71,250 as a result of the difference between fair value and net proceeds. The change in fair value of Warrants of $71,250 for the three and six months ended June 30, 2023 was reported as other expense on the Condensed Consolidated Statement of Operations. The interest cost of $20,000 for the three and six months ended June 30, 2022 was included in interest expense, net on the Condensed Consolidated Statement of Operations.
The following table summarizes the activity to warrants outstanding:

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022
Note 15 - Warrants (continued)

Number of Warrants
Beginning balance as of January 1, 2023	6,212,026
Granted	150,000,000
Exercised	(1,380,000)
Expired	(1,224)
Exchanged	(984,542)
Ending balance as of June 30, 2023	153,846,260

Exercisable as of June 30, 2023	153,846,260

Note 16- Income Taxes
There is an income tax expense of approximately $0.007 million and $0.02 million for the three months ended June 30, 2023 and 2022, respectively, and $2.5 million and $0.02 million for the six months ended June 30, 2023 and 2022, respectively. The income tax expense in the six months ended June 30, 2023 includes a $2.6 million deferred tax expense to increase the valuation allowance, which is offset by a current tax benefit of $0.1 million, due to the Enterprise Apps Spin-off.
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
The Company maintains cash deposits with financial institutions, which, from time to time, may exceed federally insured limits. Cash is also maintained at foreign financial institutions for its UK subsidiary, German subsidiaries and its majority-owned India subsidiary. Cash in foreign financial institutions as of June 30, 2023 and December 31, 2022 was immaterial. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash.
During the six months ended June 30, 2023 and 2022, two customers and two customers accounted for at least 10% of revenue, respectively.
As of June 30, 2023, two customers represented approximately 38% of total accounts receivable. As of June 30, 2022, two customers represented approximately 42% of total accounts receivable.
As of June 30, 2023, two vendors represented approximately 48% of total gross accounts payable. Purchases from these vendors during the six months ended June 30, 2023 was approximately $1.2 million. As of June 30, 2022, three vendors represented approximately 47% of total gross accounts payable. Purchases from these vendors during the six months ended June 30, 2022 was approximately $0.6 million.
For the six months ended June 30, 2023, one vendor represented approximately 17% of total purchases. For the six months ended June 30, 2022, one vendor represented approximately 33% of total purchases.
Note 18 - Segments
The Company’s operations consist of three reportable segments based on similar economic characteristics, the nature of products and production processes, end-use markets, channels of distribution, and regulatory environments: Indoor Intelligence, SAVES, and Shoom.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022
Note 18 - Segments (continued)
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
Gross profit is the primary measure of segment profitability used by the Company’s Chief Operating Decision Maker ("CODM").
Revenues and gross profit segments consisted of the following (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenue by Segment
Indoor Intelligence	$840	$1,337	$2,749	$2,734
SAVES	743	727	1,461	1,461
Shoom	474	512	951	1,030
Total segment revenue	$2,057	$2,576	$5,161	$5,225

Gross profit by Segment
Indoor Intelligence	$597	$804	$1,891	$1,741
SAVES	655	481	1,274	974
Shoom	415	435	816	857
Gross profit by Segment	$1,667	$1,720	$3,981	$3,572

Income (loss) from operations by Segment
Indoor Intelligence	$(6,733)	$(8,646)	$(14,849)	$(17,660)
Saves	(144)	(975)	(439)	(1,379)
Shoom	220	248	449	428
Loss from operations by Segment	$(6,657)	$(9,373)	$(14,839)	$(18,611)
The reporting package provided to the Company's CODM does not include the measure of assets by segment as that information isn't reviewed by the CODM when assessing segment performance or allocating resources.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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
The Company's assets measured at fair value consisted of the following at June 30, 2023 and December 31, 2022:

	Fair Value at June 30, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Investments in equity securities	1,414	1,403	—	11
Total assets	$1,414	$1,403	$—	$11

	Fair Value at December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Investments in equity securities	330	319	—	11
Total assets	$330	$319	$—	$11
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

The Company noted that there was no change in Level 3 instruments for which significant unobservable inputs were used to determine fair value for the three months ended June 30, 2023. The following table is a reconciliation of assets for Level 3 investments for which significant unobservable inputs were used to determine fair value for the three months ended June 30, 2023:

Level 3
Level 3 Investments
Balance at January 1, 2023	$11
Unrealized loss on equity securities	—
Balance at June 30, 2023	$11

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

Note 20 - Foreign Operations
Prior to the Enterprise Apps Spin-off (see Note 1), the Company’s operations were located primarily in the United States, Canada, India, Germany, Ireland, and the United Kingdom. After the Enterprise Apps Spin-off (see Note 1), the Company's operations are located primarily in the United States, India, Germany, Ireland, and the United Kingdom. Revenues by geographic area are attributed by country of domicile of our subsidiaries. The financial data by geographic area are as follows (in thousands):

	United States	Canada	India	Germany	United Kingdom	Ireland	Philippines	Eliminations	Total
For the Three Months Ended June 30, 2023:
Revenues by geographic area	$1,340	$—	$294	$763	$139	$4	$—	$(483)	$2,057
Operating (loss) income by geographic area	$(5,394)	$—	$16	$(1,092)	$(1)	$(186)	$—	$—	$(6,657)
Net (loss) income from continuing operations by geographic area	$(6,152)	$—	$19	$(1,009)	$(1)	$(186)	$—	$—	$(7,329)
For the Three Months Ended June 30, 2022:
Revenues by geographic area	$1,427	$—	$141	$1,023	$125	$2	$—	$(142)	$2,576
Operating (loss) income by geographic area	$(6,512)	$—	$45	$(2,690)	$46	$(263)	$—	$1	$(9,373)
Net (loss) income from continuing operations by geographic area	$(6,144)	$—	$45	$(2,639)	$46	$(263)	$—	$(10)	$(8,965)
For the Six months ended June 30, 2023:
Revenues by geographic area	$3,255	$—	$793	$1,918	$229	$4	$—	$(1,038)	$5,161
Operating (loss) income by geographic area	$(12,756)	$—	$120	$(1,923)	$(5)	$(275)	$—	$—	$(14,839)
Net (loss) income from continuing operations by geographic area	$(17,685)	$—	$124	$(1,811)	$(5)	$(275)	$—	$1	$(19,651)
For the Six Months Ended June 30, 2022:
Revenues by geographic area	$2,970	$—	$267	$1,971	$243	$6	$—	$(232)	$5,225
Operating (loss) income by geographic area	$(14,181)	$—	$84	$(4,108)	$59	$(464)	$—	$(1)	$(18,611)
Net (loss) income from continuing operations by geographic area	$(15,415)	$—	$84	$(4,012)	$59	$(464)	$—	$—	$(19,748)
As of June 30, 2023:
Identifiable assets by geographic area	$51,794	$—	$712	$20,056	$362	$86	$—	$(42,565)	$30,445
Long lived assets by geographic area	$2,294	$—	$23	$2,810	$—	$2	$—	$—	$5,129
As of December 31, 2022:
Identifiable assets by geographic area	$133,382	$5,484	$682	$19,599	$277	$19	$415	$(102,223)	$57,635
Long lived assets by geographic area	$2,538	$—	$3	$3,308	$1	$4	$—	$—	$5,854

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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
Reimbursable Expenses from New CXApp
In connection with the closing of the Enterprise Apps Spin-off and Business Combination and the terms of the Merger Agreement, New CXAPP was obligated to reimburse the Company for certain transaction expenses related to the Business Combination. As of June 30, 2023, New CXApp owed the Company approximately $1.0 million for reimbursable transaction expenses which is included in the prepaid and other current assets line of the condensed Consolidated Balance Sheets.

During the three and six months ended June 30, 2023, the Company incurred approximately $0.2 million and $0.3 million, respectively, in reimbursable expenses payable in connection with the terms and conditions of the Transition Services Agreement, of which $0.2 million remains outstanding as of June 30, 2023 and is included in other receivables on the Company’s Condensed Consolidated Balance Sheets.
Note 22 - Leases
The Company has operating leases for administrative offices in the United States (California), India, the United Kingdom and Germany.

The Company entered into two new operating leases for its administrative offices in Ratingen, Germany, both from February 1, 2021 through January 1, 2023. The Company extended the office lease for six months, expiring on July 31, 2023. The monthly lease rate is $5,756 per month.

As part of the acquisition of IntraNav on December 9, 2021. the Company acquired right-of-use assets and lease liabilities related to an operating lease for an office space (the IntraNav office) located in Frankfurt, Germany. This lease expires on January 6, 2025 and the current lease rate is approximately $9,340 per month.

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
Right-of-use assets are summarized below (in thousands):

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022
Note 22 - Leases (continued)

	As of June 30, 2023	As of December 31, 2022
Palo Alto, CA Office	$630	$630
Hyderabad, India Office	19	—
Ratingen, Germany Office	86	85
Berlin, Germany Office	514	508
Frankfurt, Germany Office	298	294
Less accumulated amortization	(1,113)	(986)
Right-of-use asset, net	$434	$531
Lease expense for operating leases recorded in the balance sheet is included in operating costs and expenses and is based on the future minimum lease payments recognized on a straight-line basis over the term of the lease plus any variable lease costs. Operating lease expenses, inclusive of short-term and variable lease expenses, recognized in our condensed consolidated statement of income for the three months ended June 30, 2023 and 2022 was $0.2 million and $0.1 million, respectively, and for the six months ended June 30, 2023 and 2022 was $0.3 million and $0.3 million, respectively.
Lease liability is summarized below (in thousands):

	As of June 30, 2023	As of December 31, 2022
Total lease liability	$445	$545
Less: short term portion	(200)	(211)
Long term portion	$245	$334
Maturity analysis under the lease agreement is as follows (in thousands):

Six months ending December 31, 2023	$108
Year ending December 31, 2024	216
Year ending December 31, 2025	109
Year ending December 31, 2026	41
Year ending December 31, 2027	—
Year ending December 31, 2028 and thereafter	—
Total	$474
Less: Present value discount	(29)
Lease liability	$445
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the date of adoption of ASC 842, "Leases" ("ASC 842"). As of June 30, 2023, the weighted average remaining lease term is 2.4 years and the weighted average discount rate used to determine the operating lease liabilities was 4.0%.
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
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022
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

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

Note 24 - Discontinued Operations

On March 14, 2023, the Company completed the Business Combination which divested its Enterprise Apps Business and certain related assets and liabilities through a spin-off of CXApp Holding Corp., a Delaware corporation ("Legacy CXApp") to Inpixon’s shareholders of record as of March 6, 2023 (the “Record Date”) on a pro rata basis. This Enterprise Apps Spin-off was considered a strategic shift that has a major impact on the Company, and therefore, the results of operations are recorded as a component of "Earnings (loss) from discontinued operations, net of income taxes" in the Condensed Consolidated Statements of Operations for all periods presented. The Company noted that Legacy CXApp was part of the Company’s Indoor Intelligence segment. The net assets distributed as a result of the Enterprise Apps Spin-off was $24.2 million. Included within the $24.2 million dividend recorded to Additional Paid in Capital as a result of the deconsolidation of CXApp through distribution to shareholders recorded during the three months ended March 31, 2023, is approximately $1.2 million in accumulated other comprehensive income that was recognized as a result of those distributed assets and liabilities included in the foreign operations of CXApp.

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Revenues	$2,149	$1,620	$4,731
Cost of Revenues	540	483	1,129
Gross Profit	1,609	1,137	3,602

Operating Expenses
Research and development	2,430	1,514	4,421
Sales and marketing	1,570	988	2,676
General and administrative	2,497	1,644	3,914
Earnout compensation benefit	—	—	(2,827)
Acquisition related costs	10	—	16
Transaction costs	—	1,043	—
Impairment of goodwill	5,540	—	5,540
Amortization of intangibles	973	805	1,948
Total Operating Expenses	13,020	5,994	15,688

Loss from Operations	(11,411)	(4,857)	(12,086)

Interest (expense)/income, net	8	1	9
Other income/(expense)	—	—	—
Total Other Income (Expense)	8	1	9

Loss from discontinued operations, before tax	(11,403)	(4,856)	(12,077)
Income tax provision	38	—	(62)
Loss from discontinued operations, net of tax	$(11,365)	$(4,856)	$(12,139)

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
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022
Note 25 - Subsequent Events
From July 1, 2023 through the date of this filing, the Company exchanged approximately $2.5 million of the outstanding principal and interest under the July 2022 10% Note Purchase Agreement and Promissory Note for 13,369,256 shares of the Company's common stock at prices from $0.1523 to $0.2272 per share, calculated in accordance with Nasdaq's “minimum price” as defined by Nasdaq Listing Rule 5635(d).
From July 1, 2023 through the date of this filing, the Company sold 6,520,000 shares of common stock at share prices between $0.200725 and $0.22291 per share under the Sales Agreement for gross proceeds of approximately $1.4 million.
During July 2023, the Company issued 9,000,000 shares of common stock in connection with the exercise of 9,000,000 warrants with an exercise price of $0.26 per share in connection with the May 2023 warrant offering for which the Company received gross proceeds of approximately $2.3 million.
XTI Transaction
On July 24, 2023, the Company entered into an Agreement and Plan of Merger ( the “Merger Agreement”) by and among Inpixon, Superfly Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Inpixon (“Merger Sub”), and XTI Aircraft Company, a Delaware corporation (“XTI”). Shares of XTI common stock are not publicly traded. The Merger Agreement was unanimously approved by Inpixon’s and XTI’s board of directors. If the Merger Agreement is approved by Inpixon’s and XTI’s stockholders, and the transactions contemplated by the Merger Agreement are consummated, Merger Sub will merge with and into XTI, with XTI surviving the merger as a wholly-owned subsidiary of Inpixon (collectively, the “Proposed Transaction”). In addition, upon the consummation of the Proposed Transaction, Inpixon will be renamed “XTI Aerospace, Inc.” (the “Name Change”). Inpixon upon the closing is referred to herein as the “combined company.”
Subject to the terms and conditions of the Merger Agreement, at the effective time of the merger (the “Effective Time”):
(i) Each share of XTI common stock outstanding immediately prior to the Effective Time will automatically be converted into the right to receive a number of shares of Inpixon common stock equal to the Exchange Ratio (as described below). Prior to the Effective Time, subject to obtaining the consent of requisite note holders, all outstanding XTI convertible notes will be converted into XTI common stock and will participate in the merger on the same basis as the other shares of XTI common stock, except for (1) a promissory note dated April 1, 2023, in the initial principal amount of $1,817,980, which will be amended to extend the maturity date thereof until no sooner than December 31, 2026 and be assumed by the combined company at the Closing to become convertible into the shares of common stock of the combined company, and (2) a promissory note dated December 31, 2021, in the initial principal amount of $1,007,323, which will provide for, at Closing, payment in cash of $507,323 of the principal plus interest accrued to the date of payment, and the conversion of the remaining $500,000 of outstanding principal into shares of common stock of the combined company (collectively, the “Note Amendments”).

(ii) Each option to purchase shares of XTI common stock outstanding and unexercised immediately prior to the Effective Time will be assumed by Inpixon and will become an option, subject to any applicable vesting conditions, to purchase shares of Inpixon common stock with the number of shares of Inpixon common stock underlying the unexercised portions of such options and the exercise prices for such options to be adjusted to reflect the Exchange Ratio.

(iii) Each warrant to purchase shares of XTI common stock outstanding and unexercised immediately prior to the Effective Time will be assumed by Inpixon and will become a warrant to purchase shares of Inpixon common stock with the number of shares of Inpixon common stock underlying such warrants and the exercise prices for such warrants will be adjusted to reflect the Exchange Ratio.

Subject to adjustment pursuant to the formula for the Exchange Ratio set forth in Exhibit A of the Merger Agreement, the Exchange Ratio will be determined based on (a) the fully diluted capitalization of each of Inpixon and XTI immediately prior to the Effective Time, provided, however, that for this purpose the calculation of Inpixon’s fully diluted capitalization will not take into account any shares of Inpixon common stock issuable after Closing for cash consideration upon conversion, exercise or exchange of derivative securities that are issued by Inpixon in Inpixon Permitted Issuances. “Inpixon Permitted Issuances” are any issuances of common stock or derivative securities by Inpixon for financing or debt cancellation purposes that are permitted under the Merger Agreement and occur after the date of the Merger Agreement but before the Closing.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

Note 27 - Subsequent Events (continued)
The Exchange Ratio will be subject to certain adjustments to the extent that Inpixon’s net cash is greater than or less than $21.5 million and/or any principal and accrued or unpaid interest remains outstanding under those certain promissory notes issued by Inpixon to Streeterville Capital, LLC on July 22, 2022 and December 30, 2022.

After application of the Exchange Ratio and subject to those certain adjustments described above, Inpixon stockholders immediately prior to the Effective Time will retain approximately 40% of the issued and outstanding capital stock of the combined company and XTI security holders will retain approximately 60% of the issued and outstanding capital stock of the combined company.

At or prior to the Effective Time, Inpixon will effect transactions for the divestiture of its Shoom, SAVES and Game Your Game lines of business and investment securities, as applicable, by any lawful means, including a sale to one or more third parties, spin off, plan of arrangement, merger, reorganization, or any combination of these.

The Proposed Transaction is anticipated to be accounted for using the acquisition method (as a reverse acquisition) in accordance with GAAP. Although the Company is the legal acquirer and will issue shares of its common stock to effect the merger with XTI, XTI is expected to be the accounting acquirer. Under this method of accounting, the Company is expected to be treated as the “acquired” company for financial reporting purposes. XTI has been determined to be the accounting acquirer because XTI is expected to maintain control of the Board of Directors and management of the combined company, and the preexisting shareholders of XTI are expected to have majority voting rights of the combined company. For accounting purposes, the acquirer is the entity that has obtained control of another entity and, those consummated a business combination. Under the acquisition method of accounting (as a reverse acquisition), XTI’s assets and liabilities will be recorded at carrying value and the assets and liabilities associated with the Company will be recorded at estimated fair value as of the acquisition date. The excess of the purchase price over the estimated fair values of the net assets acquired, if applicable will be recognized as goodwill.

In order to consummate the Proposed Transaction, the Company's stockholders must approve (i) the issuance of shares of the Company's common stock to stockholders of XTI pursuant to the terms of the Merger Agreement and the change of control of Inpixon resulting from the merger under The Nasdaq Stock Market LLC rules (the Nasdaq Stock Issuance Proposal). The Proposed Transaction cannot be consummated without the approval of the Nasdaq Stock Issuance Proposal. The Company anticipates that the Proposed Transaction will occur shortly after the Company's special meeting to be held for stockholder approval, but currently cannot predict the exact timing.

It is expected that Inpixon’s Chief Executive Officer, Nadir Ali, and Chief Financial Officer, Wendy Loundermon, will resign upon the Closing, effective as of the Closing Date.

In addition, pursuant to a Financial Advisory and Investment Banking Services Agreement dated May 16, 2023, between Inpixon and Maxim Group LLC (“Maxim”) (the “Maxim Agreement”), as part of compensation for Maxim’s services in connection with the transaction, Inpixon has agreed to pay to Maxim, upon Closing, a cash fee equal to $800,000 (the “Cash Fee”), and to issue to Maxim (or its designees) registered common stock of Inpixon pursuant to the applicable registration statement on Form S-4 for the transaction, if permitted under SEC rules, or unregistered stock if not permitted, equal to the quotient obtained by dividing $1,000,000 by the closing price of Inpixon common stock as reported by Nasdaq on the date immediately preceding the announcement of the transaction, at the closing of the transaction. However, to the extent that Maxim would beneficially own more than 4.99% of the number of shares of Inpixon common stock outstanding immediately after giving effect to such issuance, then Maxim will receive rights to such remaining amount of shares in accordance with a rights to shares agreement, in such form reasonably acceptable to the parties. Based on the closing price of Inpixon common stock as of July 24, 2023, which equals $0.1523 per share, Maxim will be entitled to approximately 6,565,988 shares of Inpixon common stock in connection with the Closing of the Proposed Transaction. These shares will be issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act, if they are not registered.

XTI Promissory Note & Security Agreement

Pursuant to the Merger Agreement, on the first calendar day of the month following the date of the Merger Agreement and on the first calendar day of each month thereafter until the earlier of (i) four months following the date of the Merger Agreement and (ii) the Closing Date, Inpixon shall provide loans to XTI on a senior secured basis (each, a “Future Loan”), in such amounts requested by XTI in writing prior to the first calendar day of each such month. Each Future Loan will be in the principal amount of up to $500,000, and the aggregate amount of the Future Loans will be up to $1,775,000 (or such greater

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

Note 27 - Subsequent Events (continued)
amount as Inpixon shall otherwise agree in its sole and absolute discretion). These Future Loans and security will be evidenced by a Senior Secured Promissory Note (the “Promissory Note”) and a Security and Pledge Agreement (the “Security Agreement”).

The Promissory Note provides an aggregate principal amount up to $2,313,407, which amount includes the principal sum of $525,000 which Inpixon previously advanced to XTI (the “Existing Loans”, collectively with the Future Loans, the “Inpixon Loans to XTI”) plus accrued interest on such amount, and the aggregate principal amount of the Future Loans. The Promissory Note will bear interest at 10% per annum, compounded annually, and for each Future Loan, beginning on the date the Future Loan is advanced to XTI. The Promissory Note is included in the Company's condensed consolidated balance sheet as of June 30, 2023 in Notes and Other Receivables.

The outstanding principal amount under the Promissory Note, together with all accrued and unpaid interest, shall be due and payable upon the earlier of (a) December 31, 2023, (b) when declared due and payable by Inpixon upon the occurrence of an event of default, or (c) within three business days following termination of the Merger Agreement (i) by XTI because the XTI Board adopts a superior proposal prior to delivering the XTI Stockholder Consent, or (ii) by Inpixon because the XTI Board has made a change in recommendation, or XTI has breached or failed to perform in any material respect any of its covenants and agreements regarding obtaining its required stockholder approval or non-solicitation. The Promissory Note will be forgiven and of no further force if the Merger Agreement is terminated by the Inpixon Board because it adopts a superior proposal prior to obtaining the required Inpixon stockholder approval, subject to Inpixon’s rights and remedies under the Promissory Note, the Security Agreement, and the Merger Agreement. If the Merger Agreement is terminated by XTI because the Inpixon Board makes a change in recommendation or Inpixon is in material breach of its covenants and agreements regarding obtaining its required stockholder approval or non-solicitation, the maturity date of the Promissory Note will be extended to December 31, 2024.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC and the recasted audited consolidated financial statements within Exhibit 99.1 on Form 8-k filed with the SEC to reflect the presentation of CXApp operations as discontinued operations to the consolidated financial statements for the years ended December 31, 2022 and 2021. In addition to our historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q, particularly in Part II, Item 1A, “Risk Factors.”

Overview of Our Business

Inpixon is the Indoor Intelligence™ company. Our solutions and technologies help organizations enable smarter, safer and more secure environments. Inpixon customers can leverage our real-time positioning and analytics technologies to achieve higher levels of productivity and performance, increase safety and security, and drive a more connected work environment. We specialize in providing real-time location systems (RTLS) for the industrial sector. As the manufacturing industry has evolved, RTLS technology has become a crucial aspect of Industry 4.0. Our RTLS solution leverages cutting-edge technologies such as IoT, AI, and big data analytics to provide real-time tracking and monitoring of assets, machines, and people within industrial environments. With our RTLS, businesses can achieve improved operational efficiency, enhanced safety and reduced costs. By having real-time visibility into operations, industrial organizations can make informed, data-driven decisions, minimize downtime, and ensure compliance with industry regulations. With our RTLS, industrial businesses can transform their operations and stay ahead of the curve in the digital age.

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

We experienced a net loss from continuing operations of approximately $19.7 million and approximately $19.7 million for the six months ended June 30, 2023 and 2022, respectively. We cannot assure that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. In order to continue our operations, we have supplemented the revenues we earned with proceeds from the sale of our equity and debt securities and proceeds from loans and bank credit lines.

Global Events

Certain global events, such as the recent military conflict between Russia and Ukraine, and other general economic factors that are beyond our control may impact our results of operations. These factors can include interest rates; recession;

inflation; the threat or possibility of war, terrorism or other global or national unrest; political or financial instability; and other matters that influence our customers spending. Increasing volatility in financial markets and changes in the economic climate could adversely affect our results of operations. We also expect that supply chain interruptions and constraints, and increased costs on parts, materials and labor may continue to be a challenge for our business. The impact that these global events will have on general economic conditions is continuously evolving and the impact that they will have on our results of operations continues to remain uncertain. There are no assurances that we will not be materially adversely effected.

Corporate Strategy Update

In order to continue to respond to rapid changes and required technological advancements, as well as increase our shareholder value, we are exploring strategic transactions and opportunities that we believe will enhance shareholder value. Our board of directors has authorized a review of strategic alternatives, including a possible asset sale, merger with another company or spin-off of one or more of our business units. We will also be opportunistic and may consider other strategic and/or attractive transactions, which may include, but not be limited to other alternative investment opportunities, such as minority investments, joint ventures or special purpose acquisition companies. If we make any acquisitions in the future, we expect that we may pay for such acquisitions with cash, equity securities and/or debt in combinations appropriate for each acquisition. In September of 2022, we entered into an Agreement and Plan of Merger in connection with the spin-off and sale of our enterprise apps business which was consummated on March 14, 2023. (See “Recent Events” below for more details). Additionally, on July 24, 2023, the Company entered into an Agreement and Plan of Merger with XTI Aircraft Company (the "XTI Business Combination"). (See "Recent Events" below for more details). In addition, on or prior to the effective time of the merger with XTI we intend to effect a transaction for the divestiture of our Shoom, SAVES and Game Your Game lines of business and investment securities, as applicable, by any lawful means, which may include a sale to one or more third parties, spin off, plan of arrangement, merger, reorganization, or any combination of these.

Recent Events

Financings

At-The-Market (ATM) Program

On July 22, 2022, we entered into an Equity Distribution Agreement (the “Sales Agreement”) with Maxim Group LLC ("Maxim") under which we may offer and sell shares of our common stock having an aggregate offering price of up to $25 million (the "Shares") from time to time through Maxim, acting exclusively as our sales agent (the “ATM Offering”). Maxim is entitled to compensation at a fixed commission rate of 3.0% of the gross sales price per Share sold excluding Maxim's costs and out-of-pocket expenses incurred in connection with its services, including the fees and out-of-pocket expenses of its legal counsel. On June 13, 2023, the Company entered into an amendment to the Sales Agreement with Maxim, pursuant to which the aggregate offering price of the ATM Offering was increased from $25.0 million to approximately $27.4 million. During the six months ended June 30, 2023, the Company sold 28,981,729 shares of common stock at share prices between $0.200034 and $1.86 per share under the Sales Agreement for gross proceeds of approximately $21.0 million or net proceeds of $20.4 million after deducting the placement agency fees and other offering expenses. From July 1, 2023 through the date of this filing, the Company sold 6,520,000 shares of common stock at share prices between $0.200725 and $0.22291 per share under the Sales Agreement for gross proceeds of approximately $1.4 million.The Company is currently subject to the SEC’s “baby shelf rules,” as of April 17, 2023, which prohibits companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period. These rules may limit future issuances of shares by the Company under the Sales Agreement or other offerings pursuant to the Company’s effective shelf registration statement on Form S-3.

Note Exchanges and Amendments
On May 16, 2023, the Company entered into an amendment (the “July 2022 Note Amendment”) to the July 2022 Note pursuant to which the maturity date was extended from July 22, 2023 to May 17, 2024 (the “July 2022 Note Maturity Date Extension”). In exchange for the July 2022 Note Maturity Date Extension, the Company agreed to pay Streeterville an extension fee in the amount of $0.1 million, which was added to the outstanding balance of the July 2022 Note.
On May 16, 2023, the Company entered into an amendment (the “December 2022 Note Amendment”) to the December 2022 Note pursuant to which the maturity date of the December 2022 Note was extended from December 30, 2023 to May 17, 2024 (the “December 2022 Note Maturity Date Extension”). In exchange for the December 2022 Note Maturity Date Extension, the Company agreed to pay the Holder an extension fee in the amount of $0.1 million which was added to the outstanding balance of the December 2022 Note

During the quarter ended June 30, 2023, the Company entered into exchange agreements with Streeterville, pursuant to which the Company and Streeterville agreed to: (i) partition new promissory notes in the form of the July 2022 Note equal to approximately $2.0 million and then cause the outstanding balance of the July 2022 Note to be reduced by approximately $2.0 million; and (ii) exchange the partitioned notes for the delivery of 7,349,420 shares of the Company’s common stock, at effective prices between $0.1950 and $0.3966 per share.
From July 1, 2023 through the date of this filing, the Company exchanged approximately $2.5 million of the outstanding principal and interest under the July 2022 10% Note Purchase Agreement and Promissory Note for 13,369,256 shares of the Company's common stock at prices from $0.1523 to $0.2272 per share, calculated in accordance with Nasdaq's “minimum price” as defined by Nasdaq Listing Rule 5635(d).

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
May 2023 Warrant Purchase Agreement
On May 15, 2023, the Company entered into a Warrant Purchase Agreement (the “Agreement”) with multiple purchasers for the purchase and sale of up to an aggregate of 150,000,000 of warrants (the “May 2023 Warrants”). The Agreement and the May 2023 Warrants were subsequently amended on June 20, 2023. The purchase price for one (1) May 2023 Warrant is $0.01 (the “Per Warrant Purchase Price”). The May 2023 Warrants have an initial exercise price $0.26, payable in cash or the cancellation of indebtedness ( the “Initial Exercise Price”). The exercise price will equal the lower of (i) the Initial Exercise Price and (ii) 90% of the lowest VWAP (as defined in the Agreement) of the Common Stock for the five Trading Days (as defined in the Agreement) immediately prior to the date on which a Notice of Exercise is submitted to the Company (the “Adjusted Exercise Price” and together with the Initial Price, as applicable, the “Exercise Price”); provided, however, that the Adjusted Exercise Price shall not be less than $0.10; and provided further that any exercise of the May 2023 Warrants with an Adjusted Exercise Price will be subject to the Company’s consent unless the trading price of the Common Stock as of the time the Notice of Exercise is delivered to the Company is at least 10% or more above the prior Trading Day’s Nasdaq Official Closing Price. No warrant holder may exercise the May 2023 Warrants to the extent such exercise would cause such warrant holder, together with its affiliates and attribution parties, to beneficially own a number of shares of Common Stock which would exceed 9.99% of the Company’s then outstanding Common Stock following such exercise.

Each May 2023 Warrant is immediately exercisable for one share of Common Stock and will expire one year from the issuance date (the “Termination Date”) unless extended by the Company with the consent of the warrant holder. Pursuant to the terms of the May 2023 Warrants, at any time prior to the Termination Date, the Company may, in its sole discretion, redeem any portion of a May 2023 Warrants that have not been exercised, in cash, at the Per Warrant Purchase Price, plus all liquidated damages and other costs, expenses or amounts due in respect of the Warrants (the “Redemption Amount”) upon five Trading Days’ written notice to the warrant holder (the “Redemption Date”). On the Termination Date, the Company will be required to redeem any portion of the May 2023 Warrants that have not been exercised or redeemed prior to such date through payment of the Redemption Amount in cash. The Company will be required to pay any Redemption Amount within five Trading Days after the Redemption Date or the Termination Date, as applicable.

The May 2023 Warrants were issued on May 17, 2023 for aggregate gross proceeds of approximately $1.5 million. The aggregate net proceeds from the offerings, after deducting the placement agent fees and other estimated offering expenses, were approximately $1.4 million.

The May 2023 Warrants were determined to be within the scope of ASC 480 as they represent obligations to the Company, as the Company is obligated to redeem any May 2023 Warrants that have not been exercised at the Termination Date. As such, the Company recorded the May 2023 Warrants at fair value on the issuance date. The May 2023 Warrants are subsequently measured as if the May 2023 Warrants were to be settled on the current redemption value with subsequent changes recognized as interest cost. The grant date fair value of the Warrants was determined to be $1.48 million at the date of issuance, and the fair value of the Warrants was determined to be approximately $1.50 million as of June 30, 2023. The fair value of the Warrants are reflected within Warrant Liability on the Condensed Consolidated Balance Sheet, and the change in fair value as interest expense is reported in the Condensed Consolidated Statement of Operations.
During July 2023, the Company issued 9,000,000 shares of common stock in connection with the exercise of 9,000,000 warrants with an exercise price of $0.26 per share in connection with the May 2023 warrant offering for which the Company received gross proceeds of approximately $2.3 million.
FOXO Release
On June 20, 2023 (the "Release Effective Date"), the Company entered into a general release agreement with FOXO, pursuant to which the Company received 0.67 shares of FOXO Class A Common Stock for every $1.00 of subscription amount of the 10% convertible note purchased on April 27, 2022 in exchange for an agreement by the Company to release, waive and forever discharge FOXO from any causes of action, losses, costs and expenses from the beginning of time through the Release Effective Date. The Company received 3,685,000 shares of FOXO Class A Common Stock in exchange for such release.
XTI Transaction
Merger Agreement
On July 24, 2023, the Company entered into an Agreement and Plan of Merger (as it may be amended from time to time, the “Merger Agreement”) by and among Inpixon, Superfly Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Inpixon (“Merger Sub”), and XTI Aircraft Company, a Delaware corporation (“XTI”). The Merger Agreement was unanimously approved by Inpixon’s and XTI’s board of directors. If the Merger Agreement is approved by Inpixon’s and XTI’s stockholders (and the other closing conditions are satisfied or waived in accordance with the Merger Agreement), and the transactions contemplated by the Merger Agreement are consummated, Merger Sub will merge with and into XTI, with XTI surviving the merger as a wholly-owned subsidiary of Inpixon (collectively, the “Proposed Transaction”). In addition, upon the consummation of the Proposed Transaction (the “Closing,” and the date of the Closing, the “Closing Date”), Inpixon will be renamed “XTI Aerospace, Inc.” (the “Name Change”). Inpixon upon the Closing is referred to herein as the “combined company.”
Subject to the terms and conditions of the Merger Agreement, at the effective time of the merger (the “Effective Time”):
(i) Each share of XTI common stock outstanding immediately prior to the Effective Time (excluding any shares to be canceled pursuant to the Merger Agreement and shares held by holders of XTI common stock who have exercised and perfected appraisal rights) will automatically be converted into the right to receive a number of shares of Inpixon common stock equal to the Exchange Ratio (as described below). Prior to the Effective Time, subject to obtaining the consent of requisite note holders, all outstanding XTI convertible notes will be converted into XTI common stock and will participate in the merger on the same basis as the other shares of XTI common stock, except for (1) a promissory note dated April 1, 2023, in the initial principal amount of $1,817,980, which will be amended to extend the maturity date thereof until no sooner than December 31, 2026 and be assumed by the combined company at the Closing to become convertible into the shares of common stock of the combined company, and (2) a promissory note dated December 31, 2021, in the initial principal amount of $1,007,323, which will provide for, at Closing, payment in cash of $507,323 of the principal plus interest accrued to the date of payment, and the conversion of the remaining $500,000 of outstanding principal into shares of common stock of the combined company (collectively, the “Note Amendments”).

(ii) Each option to purchase shares of XTI common stock outstanding and unexercised immediately prior to the Effective Time will be assumed by Inpixon and will become an option, subject to any applicable vesting conditions, to purchase shares of Inpixon common stock with the number of shares of Inpixon common stock underlying the unexercised portions of such options and the exercise prices for such options to be adjusted to reflect the Exchange Ratio.

(iii) Each warrant to purchase shares of XTI common stock outstanding and unexercised immediately prior to the Effective Time will be assumed by Inpixon and will become a warrant to purchase shares of Inpixon common stock with the number of shares of Inpixon common stock underlying such warrants and the exercise prices for such warrants will be adjusted to reflect the Exchange Ratio.

Subject to adjustment pursuant to the formula for the Exchange Ratio set forth in Exhibit A of the Merger Agreement, the Exchange Ratio will be determined based on (a) the fully diluted capitalization of each of Inpixon and XTI immediately prior to the Effective Time, provided, however, that for this purpose the calculation of Inpixon’s fully diluted capitalization will not take into account any shares of Inpixon common stock issuable after Closing for cash consideration upon conversion, exercise or exchange of derivative securities that are issued by Inpixon in Inpixon Permitted Issuances. “Inpixon Permitted Issuances” are any issuances of common stock or derivative securities by Inpixon for financing or debt cancellation purposes that are permitted under the Merger Agreement and occur after the date of the Merger Agreement but before the Closing.

The Exchange Ratio will be subject to certain adjustments to the extent that Inpixon’s Net Cash (as such term is defined on Exhibit A of the Merger Agreement) is greater than or less than $21.5 million and/or any principal and accrued or unpaid interest remains outstanding under those certain promissory notes issued by Inpixon to Streeterville Capital, LLC on July 22, 2022 and December 30, 2022.

After application of the Exchange Ratio and subject to those certain adjustments described above, Inpixon stockholders immediately prior to the Effective Time are anticipated to retain approximately 40% of the issued and outstanding capital stock of the combined company and XTI security holders are anticipated to retain approximately 60% of the issued and outstanding capital stock of the combined company.

It is expected that Inpixon’s Chief Executive Officer, Nadir Ali, and Chief Financial Officer, Wendy Loundermon, will resign upon the Closing, effective as of the Closing Date.

In addition, pursuant to a Financial Advisory and Investment Banking Services Agreement dated May 16, 2023, between Inpixon and Maxim Group LLC (“Maxim”) (the “Maxim Agreement”), as part of compensation for Maxim’s services in connection with the transaction, Inpixon has agreed to pay to Maxim, upon Closing, a cash fee equal to $800,000 (the “Cash Fee”), and to issue to Maxim (or its designees) registered common stock of Inpixon pursuant to the applicable registration statement on Form S-4 for the transaction, if permitted under SEC rules, or unregistered stock if not permitted, equal to the quotient obtained by dividing $1,000,000 by the closing price of Inpixon common stock as reported by Nasdaq on the date immediately preceding the announcement of the transaction, at the closing of the transaction. However, to the extent that Maxim would beneficially own more than 4.99% of the number of shares of Inpixon common stock outstanding immediately after giving effect to such issuance, then Maxim will receive rights to such remaining amount of shares in accordance with a rights to shares agreement, in such form reasonably acceptable to the parties. Based on the closing price of Inpixon common stock as of July 24, 2023, which equals $0.1523 per share, Maxim will be entitled to approximately 6,565,988 shares of Inpixon common stock in connection with the Closing of the Proposed Transaction. These shares will be issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act, if they are not registered.

The foregoing description of the Merger Agreement and the Proposed Transaction does not purport to be complete and is qualified in its entirety by the terms and conditions of the Merger Agreement, a copy of which is attached as Exhibit 2.1 to this Form 10-Q and incorporated herein by reference.

XTI Promissory Note & Security Agreement

Pursuant to the Merger Agreement, on the first calendar day of the month following the date of the Merger Agreement and on the first calendar day of each month thereafter until the earlier of (i) four months following the date of the Merger Agreement and (ii) the Closing Date, Inpixon shall provide loans to XTI on a senior secured basis (each, a “Future Loan”), in such amounts requested by XTI in writing prior to the first calendar day of each such month. Each Future Loan will be in the principal amount of up to $500,000, and the aggregate amount of the Future Loans will be up to $1,775,000 (or such greater amount as Inpixon shall otherwise agree in its sole and absolute discretion). These Future Loans and security will be evidenced by a Senior Secured Promissory Note (the “Promissory Note”) and a Security and Pledge Agreement (the “Security Agreement”).

The Promissory Note provides an aggregate principal amount up to $2,313,407, which amount includes the principal sum of $525,000 which Inpixon previously advanced to XTI (the “Existing Loans”, collectively with the Future Loans, the “Inpixon Loans to XTI”) plus accrued interest on such amount, and the aggregate principal amount of the Future Loans. The Promissory Note will bear interest at 10% per annum, compounded annually, and for each Future Loan, beginning on the date the Future Loan is advanced to XTI. The Promissory Note is included in the Company's condensed consolidated balance sheet as of June 30, 2023 in Notes and Other Receivables.

The outstanding principal amount under the Promissory Note, together with all accrued and unpaid interest, shall be due and payable upon the earlier of (a) December 31, 2023, (b) when declared due and payable by Inpixon upon the occurrence of an event of default, or (c) within three business days following termination of the Merger Agreement (i) by XTI because the XTI Board adopts a superior proposal prior to delivering the XTI Stockholder Consent, or (ii) by Inpixon because the XTI Board has made a change in recommendation, or XTI has breached or failed to perform in any material respect any of its covenants and agreements regarding obtaining its required stockholder approval or non-solicitation. The Promissory Note will be forgiven and of no further force if the Merger Agreement is terminated by the Inpixon Board because it adopts a superior proposal prior to obtaining the required Inpixon stockholder approval, subject to Inpixon’s rights and remedies under the Promissory Note, the Security Agreement, and the Merger Agreement. If the Merger Agreement is terminated by XTI because the Inpixon Board makes a change in recommendation or Inpixon is in material breach of its covenants and agreements regarding obtaining its required stockholder approval or non-solicitation, the maturity date of the Promissory Note will be extended to December 31, 2024.

The Security Agreement grants Inpixon a first priority security interest in and lien upon all of XTI’s property to secure the repayment of the Promissory Note.

The foregoing description of the Promissory Note and the Security Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the form of the Promissory Note and the Security Agreement, which are attached as Exhibit 10.12 and Exhibit 10.13, respectively, to this Form 10-Q incorporated herein by reference.

Transaction Bonus Plan in connection with Completed Transaction

As described in Inpixon’s current report on Form 8-K filed on March 20, 2023, on March 14, 2023, Inpixon completed a reorganization involving the transfer of Inpixon’s CXApp and enterprise app business lines to a subsidiary of Inpixon, followed by a distribution of shares of such subsidiary to Inpixon’s equityholders. The reorganization was followed by a subsequent business combination transaction between such former subsidiary and KINS Technology Group Inc., a special purpose acquisition company which was renamed CXApp, Inc. upon the consummation of the business combination (collectively, the “Completed Transaction”).

On July 24, 2023, the compensation committee of the Inpixon Board (the “Committee”) adopted a Transaction Bonus Plan (the “Completed Transaction Bonus Plan”), which is intended to compensate certain current and former employees and service providers for the successful consummation of the Completed Transaction. The Completed Transaction Bonus Plan will be administered by the Committee. It will terminate upon the completion of all payments under the terms of the Completed Transaction Bonus Plan, provided, that the Board may terminate the plan as to any participant prior to the completion of all payment to under participant under the plan.

Pursuant to the Completed Transaction Bonus Plan, in connection with the Completed Transaction,

    ● Participants listed on Schedule 1 of the Completed Transaction Bonus Plan will be eligible for a cash bonus equal to 100% of their aggregate annual base salary in effect as of the end of the year ended December 31, 2022, provided that the participants must execute a customary release of claims and confidentiality agreement.

    ● Participants listed on Schedule 2 of the Completed Transaction Bonus Plan including Inpixon’s named executive officers Nadir Ali and Wendy Loundermon will be eligible for a cash bonus in an aggregate amount of 4% of the $70,350,000 transaction value of the Completed Transaction, with Mr. Ali and Ms. Loundermon being entitled to 3.5% and 0.5% of such transaction value, respectively.

Subject to the terms described above, the bonus amounts under the Completed Transaction Bonus Plan will be paid prior to September 30, 2023, unless a transaction that results in a change of control is consummated prior to such date, in which case, the bonus amounts will become payable upon the closing date of such change-of-control transaction. The consummation of the Proposed Transaction would constitute a change-of-control transaction under the Completed Transaction Bonus Plan.

In addition, if a participant becomes entitled to any payments or benefits from the Completed Transaction Bonus Plan or any other amounts (collectively, the “Company Payments Relating to the Completed Transaction Plan”) that are subject to the tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the “Excise Tax”), the company will pay the participant the greater of the following amounts: (i) the Company Payments Relating to the Completed Transaction Plan, or (ii) one dollar less than the amount of the Company Payments Relating to the Completed Transaction Plan that would subject the participant to the Excise Tax, as mutually agreed between the company and the participant.

The foregoing description of the Completed Transaction Bonus Plan does not purport to be complete and is qualified in its entirety by the terms and conditions of the Completed Transaction Bonus Plan, a copy of which is attached as Exhibit 10.14 of this Form 10-Q incorporated herein by reference.

Transaction Bonus Plan in connection with Future Strategic Transactions

On July 24, 2023, the Committee adopted a Transaction Bonus Plan (the “Plan”), which is intended to provide incentives to certain employees and other service providers to remain with Inpixon through the consummation of a Contemplated Transaction or Qualifying Transaction (each as defined below) and to maximize the value of the company with respect to such transaction for the benefit of its stockholders. The Plan will be administered by the Committee. It will automatically terminate upon the earlier of (i) the one-year anniversary of the adoption date, (ii) the completion of all payments under the terms of the Plan, or (iii) at any time by the Committee, provided, however, that the Plan may not be amended or terminated following the consummation of a Contemplated Transaction or Qualifying Transaction without the consent of each participant being affected, except as required by any applicable law.

A “Contemplated Transaction” refers to a strategic alternative transaction including an asset sale, merger, reorganization, spin-off or similar transaction (a “Strategic Transaction”) that results in a change of control as defined in the Plan. A Qualifying Transaction refers to a Strategic Transaction that does not result in a change of control for which bonuses may be paid pursuant to the Plan as approved by the Committee. The Proposed Transaction is expected to qualify as a Contemplated Transaction.

Pursuant to the Plan, in connection with the closing of a Contemplated Transaction or a Qualifying Transaction, the participants will be eligible to receive bonuses as described below.

●     Participants listed on Schedule 1 of the Plan including Inpixon’s named executive officers Nadir Ali, Wendy Loundermon and Soumya Das, will be eligible for a cash bonus equal to 100% of their aggregate annual base salary and target bonus amount at the closing of a Contemplated Transaction and any applicable Qualifying Transaction, provided that the participants must execute a customary release of claims and confidentiality agreement. These bonus amounts will be paid at the closing of each applicable transaction.

    ●     Participants listed on Schedule 2 of the Plan including Inpixon’s named executive officers Nadir Ali and Wendy Loundermon will be eligible for a cash bonus in an aggregate amount of 4% of the applicable Transaction Value (as defined below), with Mr. Ali and Ms. Loundermon being entitled to 3.5% and 0.5% of such Transaction Value, respectively. These bonus amounts will be paid at the closing of each applicable transaction but the pro rata portion attributable to any deferred payments will be paid when those deferred payments become due, within a maximum period of five years from the closing date. “Transaction Value” means the sum of any cash and the fair market value of any securities or other assets or property received by Inpixon or available for distribution to the holders of Inpixon’s equity securities in connection with the applicable transaction as provided for in the definitive agreement governing the applicable transaction, or such value as shall be designated by the Committee.

●    Participants listed on Schedule 3 of the Plan including Inpixon’s named executive officers Nadir Ali, Wendy Loundermon and Soumya Das, will be eligible for equity-based grants, such as options or restricted stock, on such terms and upon such date as the Committee may determine.

●    In the sole discretion of the Committee, receipt or eligibility for receipt by a participant of a transaction bonus in respect of a Contemplated Transaction shall not preclude such participant from receiving or being eligible to receive an additional transaction bonus in respect of a Qualifying Transaction.

If a participant becomes entitled to any payments or benefits from the Plan or any other amounts (the “Company Payments Relating to the Plan”) that are subject to the Excise Tax, the company will pay the participant the greater of the following amounts: (i) the Company Payments Relating to the Plan, or (ii) one dollar less than the amount of the Company Payments Relating to the Plan that would subject the participant to the Excise Tax, as mutually agreed between the company and the participant.

The foregoing description of the Plan does not purport to be complete and is qualified in its entirety by the terms and conditions of the Plan, a copy of which is attached as Exhibit 10.15 to this Form 10-Q and is incorporated herein by reference.

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
There have been no significant changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 and the recasted audited consolidated financial statements within Exhibit 99.1 on Form 8-k filed with the SEC to reflect the presentation of CXApp operations as discontinued operations to the consolidated financial statements for the years ended December 31, 2022 and 2021.
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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2023 compared to the Three Months Ended June 30, 2022
The following table sets forth selected consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	Three Months Ended June 30,
	2023		2022
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	$ Change	% Change*
Revenues	$2,057	100%	$2,576	100%	$(519)	(20)%
Cost of revenues	$390	19%	$856	33%	$(466)	(54)%
Gross profit	$1,667	81%	$1,720	67%	$(53)	(3)%
Operating expenses	$8,324	405%	$11,093	431%	$(2,769)	(25)%
Loss from operations	$(6,657)	(324)%	$(9,373)	(364)%	$2,716	29%
Other income (expense)	$(665)	(32)%	$430	17%	$(1,095)	(255)%
Provision for income taxes	$(7)	—%	$(22)	(1)%	$15	68%
Net loss from continuing operations	$(7,329)	(356)%	$(8,965)	(348)%	$1,636	18%
Loss from discontinued operations, net of tax	$—	—%	$(11,365)	(441)%	$11,365	100%
Net income (loss) attributable to stockholders of Inpixon	$(6,966)	(339)%	$(19,872)	(771)%	$12,906	65%

*    Amounts used to calculate dollar and percentage changes are based on numbers in the thousands. Accordingly, calculations in this item, which may be rounded to the nearest hundred thousand, may not produce the same results.
Revenues

Revenues for the three months ended June 30, 2023 were $2.1 million compared to $2.6 million for the comparable period in the prior year for a decrease of approximately $0.5 million, or approximately 20%. This decrease is primarily attributable to the decrease in Indoor Intelligence sales due to delayed shipments and lower sales for the SAVES product line.
Cost of Revenues
Cost of revenues for the three months ended June 30, 2023 were $0.4 million compared to $0.9 million for the comparable period in the prior year. This decrease in cost of revenues of approximately $0.5 million, or approximately 54%, was primarily attributable to lower revenues during the quarter.
Gross Profit
The gross profit margin for the three months ended June 30, 2023 was 81% compared to 67% for the three months ended June 30, 2022. This increase in margin is primarily due to lower cost of goods on the SAVES and indoor intelligence product lines during the year.
Operating Expenses
Operating expenses for the three months ended June 30, 2023 were $8.3 million and $11.1 million for the comparable period ended June 30, 2022. This decrease of approximately $2.8 million is primarily attributable to the $2.0 million of goodwill impairment in the three month ended June 30,2022 and lower compensation, professional fees and legal expenses in the three months ended June 30, 2023.
Other Income (Expense)
Other income/expense for the three months ended June 30, 2023 was a loss of $0.7 million compared to income of $0.4 million for the comparable period in the prior year. This increase in loss of approximately $1.1 million is primarily attributable to increased interest expense on long term debt and lower unrealized gain on equity securities in the three months ended June 30, 2023.
Provision for Income Taxes
The provision for income tax for the three months ended June 30, 2023 and 2022 was immaterial.
Loss from Discontinued Operations, net of tax
Loss from discontinued operations, net of tax, for the three months ended June 30, 2023 was zero compared to $11.4 million for the comparable period in the prior year. There is no loss from discontinued operations in the three months ended June 30, 2023 as those operations were spun off in the three months ended March 31, 2023 period.
Six Months Ended June 30, 2023 compared to the Six Months Ended June 30, 2022
The following table sets forth selected condensed consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	For the Six Months Ended June 30,
	2023		2022
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	$ Change	% Change*
Revenues	$5,161	100%	$5,225	100%	$(64)	(1)%
Cost of revenues	$1,180	23%	$1,653	32%	$(473)	(29)%
Gross profit	$3,981	77%	$3,572	68%	$409	11%
Operating expenses	$18,820	365%	$22,183	425%	$(3,363)	(15)%
Loss from operations	$(14,839)	(288)%	$(18,611)	(356)%	$3,772	20%
Other income (expense)	$(2,327)	(45)%	$(1,115)	(21)%	$(1,212)	(109)%
Provision for income taxes	$(2,485)	(48)%	$(22)	—%	$(2,463)	—%
Net loss from continuing operations	$(19,651)	(381)%	$(19,748)	(378)%	$97	—%
Loss from Discontinued Operations, Net of Tax	$(4,856)	(94)%	$(12,139)	(232)%	$7,283	60%
Net loss attributable to stockholders of Inpixon	$(23,840)	(462)%	$(31,083)	(595)%	$7,243	23%
*    Amounts used to calculate dollar and percentage changes are based on numbers in the thousands. Accordingly, calculations in this item, which may be rounded to the nearest hundred thousand, may not produce the same results.
Revenues
Revenues are essentially flat across the product lines as for the six months ended June 30, 2023 they were $5.161 million compared to $5.225 million for the comparable period in the prior year for an decrease of approximately $0.064 million, or approximately 1%.
Cost of Revenues
Cost of revenues for the six months ended June 30, 2023 and 2022 were $1.2 million and $1.7 million, respectfully. This decrease in cost of revenues of approximately $(473) million, or approximately 54%, was primarily attributable to lower cost of revenues on the SAVES product line.
Gross Profit
The gross profit margin for the six months ended June 30, 2023 was 77% compared to 68% for the six months ended June 30, 2022. This increase in gross profit margin is primarily due to lower cost of goods on the SAVES and product line during the year.

Operating Expenses

Operating expenses for the six months ended June 30, 2023 were $18.8 million and $22.2 million for the comparable period ended June 30, 2022. This decrease of $3.4 million is primarily attributable to the $2.0 million of goodwill impairment in the six months ended June 30, 2022, lower stock based compensation and professional fees in the six months ended June 30, 2023 offset by $1.4 million of transaction costs in the 2023 period.
Other Income (Expense)
Other income/expense for the six months ended June 30, 2023 was a loss of $2.3 million as compared to a loss of $1.1 million for the six months ended June 30, 2022. The six months ended June 30, 2023 included higher interest expense on short term debt and the six months ended June 30, 2022 included an approximate $1.3 million unrealized loss on equity securities.
Provision for Income Taxes

There is an income tax expense of approximately $2.5 million and $0.02 million for the six months ended June 30, 2023 and 2022, respectively. The income tax expense in the six months ended June 30, 2023 includes a $2.6 million deferred tax expense to increase the valuation allowance, which is offset by a current tax benefit of $0.1 million, due to the Enterprise Apps Spin-off.
Loss from Discontinued Operations, Net of Tax
Loss from discontinued operations, net of tax for the six months ended June 30, 2023 was $4.9 million compared to a loss of $12.1 million for the six months ended June 30, 2022. This decrease in loss of $7.3 million was primarily due to with the spin off occurring in March 2023, there are only 3 months of discontinued operations in the six months ended June 30, 2023 with there being 6 months of discontinued operations in the six months ended June 30, 2022. Additionally, the June 2022 period includes approximately $5.5 million of goodwill impairment which is offset by a $2.8 million earnout compensation benefit.
Non-GAAP Financial information
EBITDA
EBITDA is defined as net income (loss) before interest, provision for (benefit from) income taxes, and depreciation and amortization. Adjusted EBITDA is used by our management as the matrix in which it manages the business. It is defined as EBITDA plus adjustments for other income or expense items, non-recurring items and non-cash stock-based compensation.
Adjusted EBITDA for the three months ended June 30, 2023 was a loss of $5.0 million million compared to a loss of $5.2 million million for the prior year period.
Adjusted EBITDA for the six months ended June 30, 2023 was a loss of $9.9 million compared to a loss of $11.7 million for the prior year period.

The following table presents a reconciliation of net income (loss) attributable to stockholders of Inpixon, which is our GAAP operating performance measure, to Adjusted EBITDA for the three and six months ended June 30, 2023 and 2022 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net loss attributable to Common Stockholders	$(6,966)	$(24,857)	$(23,840)	$(42,219)
Loss from discontinued operations, net of tax	—	11,365	4,856	12,139
Interest expense/(income), net	1,756	(168)	3,481	(169)
Income tax provision	7	22	2,485	22
Depreciation and amortization	425	737	844	1,418
EBITDA	(4,778)	(12,901)	(12,174)	(28,809)
Adjusted for:
Non-recurring one-time charges:
Unrealized (gain)/loss on equity securities	92	(247)	58	1,256
Acquisition transaction/financing costs	523	137	687	252
Professional service fees	—	—	—	8
Impairment of goodwill	—	2,030	—	2,030
Transaction costs	43	—	1,443	—
Accretion of Series 7 Preferred Stock	—	—	—	4,555
Accretion of Series 8 Preferred Stock	—	6,237	—	6,785
Deemed dividend for the modification related to Series 8 Preferred Stock	—	—	—	2,627
Deemed contribution for the modification related to warrants issued in connection with Series 8 Preferred Stock	—	—	—	(1,469)
Amortization premium- modification related to Series 8 Preferred Stock	—	(1,252)	—	(1,362)
Distribution of equity method investment shares to employees as compensation	—	—	666	—
Gain on equity securities	(1,142)	—	(1,142)	—
Unrealized foreign exchange (gains)/losses	28	35	(145)	124
Bad debts expense/provision	24	—	24	—
Reserve for inventory obsolescense	16	—	16	—
Stock-based compensation - compensation and related benefits	241	741	570	2,274
Severance costs	—	—	127	62
Adjusted EBITDA	$(4,953)	$(5,220)	$(9,870)	$(11,667)
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
Proforma Non-GAAP Net Income (Loss) per Share
Basic and diluted net loss per share for the three months ended June 30, 2023 was $0.19 compared to loss of $12.87 for the prior year period.
Basic and diluted net loss per share for the six months ended June 30, 2023 was $1.16 compared to loss of $20.91 for the prior year period.
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

Proforma non-GAAP net loss per basic and diluted common share for the three months ended June 30, 2023 was $0.18 per share compared to a loss of $2.72 per share for the prior year period. Proforma non-GAAP net loss per basic and diluted common share for the six months ended June 30, 2023 was a loss of $0.79 per share compared to a loss of $5.88 per share for the prior year period.
The following table presents a reconciliation of net loss per basic and diluted share, which is our GAAP operating performance measure, to proforma non-GAAP net loss per share for the periods reflected (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(thousands, except per share data)	2023	2022	2023	2022
Net loss attributable to stockholders of Inpixon	$(6,966)	$(24,857)	$(23,840)	$(42,219)
Adjustments:
Non-recurring one-time charges:
Loss from discontinued operations, net of tax	—	11,365	4,856	12,139
Unrealized (gain)/loss on equity securities	92	(247)	58	1,256
Acquisition transaction/financing costs	523	137	687	252
Professional service fees	—	—	—	8
Impairment of goodwill	—	2,030	—	2,030
Transaction costs	43	—	1,443	—
Accretion of Series 7 Preferred Stock	—	—	—	4,555
Accretion of Series 8 Preferred Stock	—	6,237	—	6,785
Deemed dividend for the modification related to Series 8 Preferred Stock	—	—	—	2,627
Deemed contribution for the modification related to warrants issued in connection with Series 8 Preferred Stock	—	—	—	(1,469)
Amortization premium- modification related to Series 8 Preferred Stock	—	(1,252)	—	(1,362)
Distribution of equity method investment shares to employees as compensation	—	—	666	—
Gain on equity securities	(1,142)	—	(1,142)	—
Unrealized foreign exchange (gains)/losses	28	35	(145)	124
Bad debts expense/provision	24	—	24	—
Reserve for inventory obsolescence	16	—	16	—
Stock-based compensation - compensation and related benefits	241	741	570	2,274
Severance costs	—	—	127	62
Amortization of intangibles	230	563	449	1,078
Proforma non-GAAP net loss	$(6,911)	$(5,248)	$(16,231)	$(11,860)
Proforma non-GAAP net loss per common share - Basic and Diluted	$(0.18)	$(2.72)	$(0.79)	$(5.88)
Weighted average basic and diluted common shares outstanding	37,442,387	1,931,535	20,600,208	2,018,295
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
Liquidity and Capital Resources as of June 30, 2023
Our current capital resources and operating results as of and through June 30, 2023, consist of:
1)an overall working capital surplus of approximately $0.02 million;
2)cash and cash equivalents of approximately $15.7 million;
3)net cash used by operating activities for the six months ended June 30, 2023 of $15.8 million.
The breakdown of our overall working capital surplus as of June 30, 2023 is as follows (in thousands):

Working Capital	Assets	Liabilities	Net
Cash and cash equivalents	$15,681	$—	$15,681
Accounts receivable, net / accounts payable	1,803	1,665	138
Inventory	3,228	—	3,228
Accrued liabilities	—	5,374	(5,374)
Operating lease obligation	—	200	(200)
Deferred revenue	—	1,124	(1,124)
Notes and other receivables / Short-term debt	785	13,800	(13,015)
Warrant liability	—	1,500	(1,500)
Other	2,181	—	2,181
Total	$23,678	$23,663	$15

Contractual Obligations and Commitments
Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered during our course of business. Our contractual obligations consists of operating lease liabilities and acquisition liabilities that are included in our consolidated balance sheet and vendor commitments associated with agreements that are legally binding. As of

June 30, 2023, the total obligation for capitalized operating leases is approximately $0.5 million, of which approximately $0.2 million is expected to be paid in the next twelve months.
As of June 30, 2023, we owed approximately $13.8 million in principal under promissory notes with third parties. This balance excludes intercompany amounts that are eliminated in the financial statements. These notes are payable within the next twelve months and the interest rate charged under the notes range from 8% to 10%. See Note 10 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q. In addition, as of June 30, 2023, we have accrued a liability for outstanding warrants, of $1.5 million. Each warrant is immediately exercisable for one share of Common Stock and will expire one year from the issuance date in May 2023 unless extended by the Company with the consent of the warrant holder. See Note 15 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.
Net cash used in operating activities during the six months ended June 30, 2023 of $15.8 million consists of a net loss of $24.5 million offset by non-cash adjustments of approximately $6.4 million less net cash changes in operating assets and liabilities of approximately $2.3 million. Although the Company has sustained significant losses during six months ended June 30, 2023, in addition to the cash we had on hand, we raised gross proceeds of approximately $21.0 million in connection with the ATM Offering described above and received $2.3 million from warrants exercised since January 1, 2023. Given our current cash balances, financing facilities and budgeted cash flow requirements, the Company believes such funds are sufficient to satisfy its working capital needs, capital asset purchases, debt repayments and other liquidity requirements associated with its existing operations for the next 12 months from the issuance date of the financial statements.
However, general economic conditions may materially impact the liquidity of our common stock or our ability to continue to access capital from the sale of our securities to support our growth plans. Certain global events, such as the recent military conflict between Russia and Ukraine, and other general economic factors that are beyond our control may impact our results of operations. These factors can include interest rates; recession; inflation; the threat or possibility of war, terrorism or other global or national unrest; political or financial instability; and other matters that influence our customers spending. Increasing volatility in financial markets and changes in the economic climate could adversely affect our results of operations. We also expect that supply chain interruptions and constraints, and increased costs on parts, materials and labor may continue to be a challenge for our business. The impact that these global events will have on general economic conditions is continuously evolving and the impact that they will have on our results of operations continues to remain uncertain. There are no assurances that we will not be materially adversely effected. The Company may continue to pursue strategic transactions and may raise such additional capital as needed, using our equity securities and/or cash and debt financings in combinations appropriate for each transaction.
Liquidity and Capital Resources
The Company’s net cash flows used in operating, investing and financing activities for the six months ended June 30, 2023 and 2022 and certain balances as of the end of those periods are as follows (in thousands):

	For the Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(15,805)	$(19,544)
Net cash (used in) provided by investing activities	(480)	37,055
Net cash provided by (used in) financing activities	11,718	(4,163)
Effect of foreign exchange rate changes on cash	13	(73)
Net (decrease)/increase in cash and cash equivalents	$(4,554)	$13,275

	As of June 30, 2023	As of December 31, 2022
Cash and cash equivalents	$15,681	$10,235
Working capital surplus	$15	$5,152
Operating Activities for the six months ended June 30, 2023
Net cash used in operating activities during the six months ended June 30, 2023 was approximately $15.8 million. The cash flows related to the six months ended June 30, 2023 consisted of the following (in thousands):

Net income (loss)	$(24,507)
Non-cash income and expenses	6,401
Net change in operating assets and liabilities	2,301
Net cash used in operating activities	$(15,805)
The non-cash income and expense of approximately $6.4 million consisted primarily of the following (in thousands):

$1,879	Depreciation and amortization expenses
158	Amortization of right of use asset
570	Stock-based compensation expense attributable, warrants, restricted stock grants and options issued as part of Company operations
1,686	Amortization of debt discount
(1,142)	Gain on settlement of FOXO
666	Distribution of equity method investment shares to employees as compensation
2,591	Deferred income tax
58	Unrealized loss on equity securities
(65)	Other
$6,401	Total non-cash expenses
The net cash used in the change in operating assets and liabilities aggregated approximately $2.3 million and consisted primarily of the following (in thousands):

$(1,016)	Increase in accounts receivable and other receivables
107	Decrease in inventory, prepaid expenses and other current assets and other assets
(634)	Decrease in accounts payable
3,677	Increase in accrued liabilities, income tax liabilities and other liabilities
(158)	Decrease in operating lease liabilities
325	Increase in deferred revenue
$2,301	Net cash used in the changes in operating assets and liabilities

Operating Activities for the six months ended June 30, 2022
Net cash used in operating activities during the six months ended June 30, 2022 was approximately $19.5 million. The cash flows related to the six months ended June 30, 2022 consisted of the following (in thousands):

Net income (loss)	$(31,887)
Non-cash income and expenses	12,734
Net change in operating assets and liabilities	(391)
Net cash used in operating activities	$(19,544)
The non-cash income and expense of approximately $12.7 million consisted primarily of the following (in thousands):

$3,676	Depreciation and amortization expenses
353	Amortization of right of use asset
2,274	Stock-based compensation expense attributable to warrants and options issued as part of Company operations
(2,827)	Earnout payment expense
(92)	Amortization of debt discount
344	Unrealized gain/loss on note
(1)	Deferred income tax
1,256	Unrealized loss on equity securities
7,570	Impairment of goodwill
181	Other
$12,734	Total non-cash expenses
The net use of cash in the change in operating assets and liabilities aggregated approximately $0.4 million and consisted primarily of the following (in thousands):

$361	Decrease in accounts receivable and other receivables
1,667	Decrease in inventory, prepaid expenses and other current assets and other assets
(1,498)	Decrease in accounts payable
502	Increase in accrued liabilities, income tax liabilities and other liabilities
(327)	Decrease in operating lease liabilities
(1,096)	Decrease in deferred revenue
$(391)	Net use of cash used in the changes in operating assets and liabilities
Cash Flows from Investing Activities as of June 30, 2023 and 2022
Net cash flows used in investing activities during the six months ended June 30, 2023 was approximately $0.5 million compared to net cash flows provided by investing activities during the six months ended June 30, 2022 of approximately $37.1 million. Cash flows related to investing activities during the six months ended June 30, 2023 include $0.05 million for the purchase of property and equipment, $0.1 million for investment in capitalized software, $0.5 million for the issuance of a note receivable, and $0.2 million of proceeds from a note receivable. Cash flows related to investing activities during the six months ended June 30, 2022 include $0.1 million for the purchase of property and equipment, $0.3 million investment in capitalized software, $5.5 million for the purchase of a convertible note and $43.0 million from sales of treasury bills.
Cash Flows from Financing Activities as of June 30, 2023 and 2022
Net cash flows provided by financing activities during the six months ended June 30, 2023 was $11.7 million. Net cash flows used in financing activities during the six months ended June 30, 2022 was $4.2 million. During the six months ended June 30, 2023, the Company received incoming cash flows of $0.1 million from a promissory note, received $20.4 million from a registered direct offering, received $1.4 million from the issuance of warrants, paid $0.2 million of the CXApp acquisition liability, and distributed $10.0 million to the shareholders related to the spin-off of CXApp. During the six months ended June 30, 2022, the Company received incoming cash flows $46.9 million for the issuance of preferred series 8 stock and warrants, paid $49.3 million for the redemption of preferred series 7 stock, paid $1.8 million of the CXApp acquisition liability, received $0.4 million of net proceeds from promissory notes and paid $0.3 million of taxes related to the net share settlement of restricted stock units.
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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 15, 2022, we acquired 891,124 shares of Class A common stock, par value $0.0001 (“FOXO common stock”) of Foxo Technologies Inc. ("FOXO") in connection with the conversion of a 10% convertible note acquired on April 27, 2022 in an aggregate principal amount of $6.1 million for a purchase price of $5.5 million as a result of the closing of a business combination. On June 20, 2023 (the "Release Effective Date"), the Company entered into a general release agreement with FOXO, pursuant to which the Company received 0.67 shares of FOXO Class A Common Stock for every $1.00 of subscription amount of the 10% convertible note purchased on April 27, 2022 in exchange for an agreement by the Company to release, waive and forever discharge FOXO from any causes of action, losses, costs and expenses from the beginning of time through the Release Effective Date. The Company received 3,685,000 shares of FOXO Class A Common Stock in exchange for such release. The Company recognized a realized gain on receipt of FOXO securities of $1.1 million based on the fair value of the FOXO securities for the six months ended June 30, 2023, included in Other income/(expense), net, on the accompanying unaudited condensed consolidated statement of operations.

FOXO common stock is traded in active markets, as the security is trading under “FOXO” on the NYSE American. FOXO common stock is accounted for as available-for-sale equity securities based on “Level 1” inputs, which consist of quoted prices in active markets, with unrealized holding gains and losses included in earnings. The fair value of the FOXO common stock was determined by the closing trading price of the security as of June 30, 2023. The Company recognized an unrealized gain on FOXO common stock of $0.06 million for the six months ended June 30, 2023.

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

Risks Related to the Proposed Transaction

There are a number of significant risks related to the Proposed Transaction, including the risk factors enumerated below.

The Proposed Transaction is subject to the satisfaction of certain conditions, which may not be satisfied on a timely basis, if at all.

The transactions contemplated by the Merger Agreement are subject to approval by Inpixon stockholders and XTI stockholders, approval by Nasdaq of the listing of shares of Inpixon common stock to be issued in connection with the Proposed Transaction, and approval by Nasdaq of the initial listing of the combined company on Nasdaq, as well as other conditions set forth in the Merger Agreement, which must be satisfied or waived to complete the Proposed Transaction. Inpixon and XTI cannot assure you that all of the conditions will be satisfied or waived. If the conditions are not satisfied or waived, the Proposed Transaction will not occur or will be delayed, and Inpixon and XTI each may lose some or all of the intended benefits of the Proposed Transaction.

Failure to complete the Proposed Transaction may result in either Inpixon or XTI paying a termination fee to the other party, as set forth in the Merger Agreement. Payment by Inpixon of a termination fee could materially and adversely affect its financial condition and termination of the transaction could have a material adverse effect on the market price of Inpixon common stock and negatively affect its future business and operations.

Inpixon and XTI equityholders may not realize a benefit from the Proposed Transaction commensurate with the ownership dilution they will experience in connection with the Proposed Transaction.

Inpixon may not be able to achieve the full strategic and financial benefits expected to result from the Proposed Transaction. Further, such benefits, if ultimately achieved, may be delayed. If the combined company is unable to realize the full strategic and financial benefits currently anticipated from the Proposed Transaction, Inpixon stockholders and XTI stockholders will have experienced substantial dilution of their ownership interests in their respective companies, without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the strategic and financial benefits currently anticipated from the Proposed Transaction.

The market price of Inpixon common stock may also decline as a result of the Proposed Transaction for a number of reasons, including:

●    if investors react negatively to the prospects of the combined company’s product candidates and services, business and financial condition post-Closing;

●    the effect of the Proposed Transaction on the combined company’s business and prospects is not consistent with the expectations of financial or industry analysts; or

●    the combined company does not achieve the perceived benefits of the Proposed Transaction as rapidly or to the extent anticipated by financial or industry analysts.

The merger consideration at the Closing may have a greater or lesser value than at the time the Merger Agreement was signed.

The Merger Agreement has set the calculation of the Exchange Ratio for the XTI capital stock, and the Exchange Ratio is based on the fully-diluted capitalization of XTI and Inpixon, in each case immediately prior to the Closing.

The Merger Agreement does not include a price-based termination right. Therefore, if before the completion of the Proposed Transaction the market price of Inpixon common stock declines from the market price on the date of the Merger Agreement, then XTI stockholders could receive merger consideration with substantially lower value than the value of such merger consideration on the date of the Merger Agreement. Similarly, if before the completion of the Proposed Transaction the market price of Inpixon common stock increases from the market price of Inpixon common stock on the date of the Merger Agreement, then XTI stockholders could receive merger consideration with substantially greater value than the value of such merger consideration on the date of the Merger Agreement. Because the Exchange Ratio does not adjust as a direct result of changes in the market price of Inpixon common stock (other than to the extent such changes impact the calculation of Inpixon’s net cash amount due to changes in liabilities associated with Inpixon warrants), changes in the market price of Inpixon common stock will change the value of the total merger consideration payable to XTI stockholders pursuant to the Merger Agreement.

Stock price changes may result from a variety of factors, including, but not limited to, changes in XTI’s or Inpixon’s respective businesses, operations and prospects, market assessments of the likelihood that the Proposed Transaction will be completed, interest rates, federal, state, and local legislation, governmental regulation, legal developments in the industry segments in which XTI or Inpixon operate, the timing of the merger, and general market, industry and economic conditions, including geopolitical tensions, pandemics and other public health emergencies.

Some Inpixon and XTI officers and directors have interests in the Proposed Transaction that are different from the respective stockholders of Inpixon and XTI and that may influence them to support or approve the Proposed Transaction without regard to the interests of the respective stockholders of Inpixon and XTI.

Certain officers and directors of Inpixon and XTI participate in arrangements that provide them with interests in the Proposed Transaction that are different from the interests of the respective stockholders of Inpixon and XTI, including, among others, the continued service as an officer or director of the combined company, severance benefits, the acceleration of stock option vesting, continued indemnification and the potential ability to sell shares of common stock of the combined company in accordance with Rule 144 under the Securities Act or pursuant to a registration statement. For example, certain of Inpixon’s named executive officers and a director will receive transaction bonuses under the Inpixon Transaction Bonus Plan described in “Recent Events - XTI Transaction - Transaction Bonus Plan in connection with Future Strategic Transactions” under Part I,

Item 2 herein. These interests, among others, may influence such officers and directors of Inpixon and XTI to support or approve the Proposed Transaction.

The market price of Inpixon common stock following the Proposed Transaction may decline as a result of the merger.

The market price of Inpixon common stock may decline as a result of the Proposed Transaction for a number of reasons, including if:

●    investors react negatively to the prospects of the combined company’s business and financial condition following the merger;

●    the effect of the merger on the combined company’s business and prospects is not consistent with the expectations of financial or industry analysts; or

●    the combined company does not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial or industry analysts.

Inpixon and XTI securityholders will have a reduced ownership and voting interest in, and will exercise less influence over the management of, the combined company following the closing as compared to their current ownership and voting interest in the respective companies.

If the proposed merger is completed, the current securityholders of Inpixon and XTI will own a smaller percentage of the combined company than their ownership in their respective companies prior to the merger. Accordingly, the issuance of shares of Inpixon common stock to XTI equityholders in the merger will reduce significantly the relative voting power of each share of Inpixon common stock held by its current stockholders and will reduce the relative voting power of each share of XTI common stock held by its current stockholders. Consequently, Inpixon stockholders as a group and XTI stockholders as a group will have less influence over the management and policies of the combined company after the merger than prior to the merger.

In addition, the board of directors for the post-merger combined company is expected to be comprised of a total of five or seven directors, such final number to be agreed by Inpixon and XTI prior to the Closing; and (iii) the chief executive officer of the combined company will be Scott Pomeroy. If the parties determine there will be a total of five directors post-Closing, two of them will have been nominated by Inpixon prior to the Closing, and at least one of which will be an independent director. If the parties determine there will be a total of seven directors post-Closing, three of them will have been nominated by Inpixon prior to the Closing, and at least two of which will be independent directors. Consequently, securityholders of both Inpixon and XTI will be able to exercise less influence over the management and policies of the combined company following the Closing than they currently exercise over the management and policies of their respective companies.

The combined company will need to raise additional capital by issuing securities or debt or through licensing or other strategic arrangements, which may cause dilution to the combined company’s stockholders or restrict the combined company’s operations or impact its proprietary rights.

The combined company may be required to raise additional funds sooner than currently planned. If either or both of Inpixon or XTI hold less cash at the time of the Closing than the parties currently expect, the combined company will need to raise additional capital sooner than expected. Additional financing may not be available to the combined company when it needs it or may not be available on favorable terms. To the extent that the combined company raises additional capital by issuing equity securities, such an issuance may cause significant dilution to the combined company’s stockholders’ ownership and the terms of any new equity securities may have preferences over the combined company’s common stock. Any debt financing the combined company enters into may involve covenants that restrict its operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of the combined company’s assets, as well as prohibitions on its ability to create liens, pay dividends, redeem its stock or make investments. In addition, if the combined company raises additional funds through licensing, partnering or other strategic arrangements, it may be necessary to relinquish rights to some of the combined company’s technologies and proprietary rights, or grant licenses on terms that are not favorable to the combined company.

These restrictive covenants could deter or prevent the combined company from raising additional capital as and when needed. The combined company’s failure to raise capital as and when needed would have a negative effect on its financial condition and its ability to pursue the combined company’s business strategy and the combined company may be unable to continue as a going concern.

During the pendency of the Proposed Transaction, Inpixon and XTI may not be able to enter into a business combination with another party because of restrictions in the Merger Agreement, which could adversely affect their respective businesses.

Covenants in the Merger Agreement impede the ability of Inpixon and XTI to make acquisitions, subject to certain exceptions relating to fiduciary duties, or to complete other transactions that are not in the ordinary course of business pending completion of the Proposed Transaction. As a result, if the Proposed Transaction is not completed, the parties may be at a disadvantage to their competitors during such period. In addition, while the Merger Agreement is in effect, each party is generally prohibited from soliciting, initiating, encouraging or entering into certain extraordinary transactions, such as a merger, sale of assets, or other business combination outside the ordinary course of business with any third party, subject to certain exceptions relating to fiduciary duties. Any such transactions could be favorable to such party’s stockholders.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

a)    Sales of Unregistered Securities

During the quarter ended June 30, 2023, the Company issued an aggregate of 7,349,420 shares of common stock (the “2022 Note Exchange Shares," and together with the 2020 Note Exchange Shares, the "Exchange Common Shares”) to the holder of that certain outstanding promissory note of the Company issued on July 22, 2022 (the “July 2022 Note”), at a price between approximately $0.1950 and $0.3966 per share, in each case at a price per share equal to the Minimum Price as defined in Nasdaq Listing Rule 5635(d) in connection with the terms and conditions of certain Exchange Agreements, pursuant to which we and the holder agreed to (i) partition new promissory notes in the form of the July 2022 Note in the aggregate original principal amount equal to approximately $2.0 million and then cause the outstanding balance of the July 2022 Note to be reduced by an aggregate of approximately $2.0 million; and (ii) exchange the partitioned notes for the delivery of the 2022 Note Exchange Shares.

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

c)    Issuer Purchases of Equity Securities

None.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosure

Not applicable.

Item 5.    Other Information

Since July 1, 2023 the Company issued 13,369,256 shares of the Company's common stock (the “Exchange Common Shares”) to the holder of that certain outstanding promissory note of Inpixon issued on July 22, 2022 (the “July 2022 Note”), at prices from $0.1523 to $0.2272 per share, calculated in accordance with Nasdaq's “minimum price” as defined by Nasdaq Listing Rule 5635(d), in connection with the terms and conditions of Exchange Agreements, pursuant to which Inpixon and the holder agreed to (i) partition new promissory notes in the form of the July 2022 Note in the aggregate original principal amount equal to approximately $2.5 million and then cause the outstanding balance of the July 2022 Note to be reduced by an aggregate of approximately $2.5 million; and (ii) exchange the partitioned notes for the delivery of the Exchange Common Shares.

    The offer and sale of the Exchange Common Shares was not registered under the Securities Act, in reliance on an exemption from registration under Section 3(a)(9) of the Securities Act, in that (a) the Exchange Common Shares were issued in exchanges for partitioned notes which are other outstanding securities of Inpixon; (b) there was no additional consideration of value delivered by the holder in connection with the exchanges; and (c) there were no commissions or other remuneration paid by Inpixon in connection with the exchanges.

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

INPIXON

Date: August 18, 2023	By:	/s/ Nadir Ali
Nadir Ali Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Wendy Loundermon
Wendy Loundermon Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1†	Agreement and Plan of Merger, dated July 24, 2023, among Inpixon, Superfly Merger Sub Inc. and XTI Aircraft Company	8-K	001-36404	2.1	July 25, 2023

3.1	Restated Articles of Incorporation.	S-1	333-190574	3.1	August 12, 2013

3.2	Certificate of Amendment to Articles of Incorporation (Increase Authorized Shares).	S-1	333-218173	3.2	May 22, 2017

3.3	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	April 10, 2014

3.4	Articles of Merger (renamed Sysorex Global).	8-K	001-36404	3.1	December 18, 2015

3.5	Articles of Merger (renamed Inpixon).	8-K	001-36404	3.1	March 1, 2017

3.6	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.2	March 1, 2017

3.7	Certificate of Amendment to Articles of Incorporation (authorized share increase).	8-K	001-36404	3.1	February 5, 2018

3.8	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	February 6, 2018

3.9	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	November 1, 2018

3.10	Certificate of Amendment to Articles of Incorporation, effective as of January 7, 2020 (Reverse Split).	8-K	001-36404	3.1	January 7, 2020

3.11	Certificate of Amendment to the Articles of Incorporation increasing the number of authorized shares of Common Stock from 250,000,000 to 2,000,000,000 filed with the Secretary of State of the State of Nevada on November 18, 2021	8-K	001-36404	3.1	November 19, 2021

3.12	Certificate of Change filed with the Secretary of State of the State of Nevada on October 4, 2022 (effective as of October 7, 2022).	8-K	001-36404	3.1	October 6, 2022

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.13	Certificate of Amendment to the Articles of Incorporation increasing the number of authorized shares of Common Stock from 26,666,667 to 500,000,000 filed with the Secretary of State of the State of Nevada on November 29, 2022	8-K	001-36404	3.1	December 2, 2022

3.14	Bylaws, as amended.	S-1	333-190574	3.2	August 12, 2013

3.15	Bylaws Amendment.	8-K	001-36404	3.2	September 13, 2021

3.16	Form of Certificate of Designation of Preferences, Rights and Limitations of Series 4 Convertible Preferred Stock.	8-K	001-36404	3.1	April 24, 2018

3.17	Certificate of Designation of Series 5 Convertible Preferred Stock, dated as of January 14, 2019.	8-K	001-36404	3.1	January 15, 2019

3.18	Series 7 Convertible Preferred Stock Certificate of Designation, filed with the Secretary of State of the State of Nevada and effective September 13, 2021	8-K	001-36404	3.1	September 15, 2021

3.19	Series 8 Convertible Preferred Stock Certificate of Designation, filed with the Secretary of State of the State of Nevada and effective March 22, 2022	8-K	001-36404	3.1	March 24, 2022

4.1	Form of Warrant.	8-K	001-36404	4.1	April 24, 2018

4.2	Promissory Note, dated as of March 18, 2020.	8-K	001-36404	4.1	March 20, 2020

4.3	Promissory Note, dated as of July 22, 2022.	8-K	001-36404	4.1	July 22, 2022

4.4	Form of Purchase Warrants	8-K	001-36404	4.1	October 20, 2022

4.5	Form of Pre-Funded Warrants	8-K	001-36404	4.2	October 20, 2022

4.6	Promissory Note, dated as of December 30, 2022	8-K	001-36404	4.1	December 30, 2022

4.7	Common Stock Purchase Warrant	10-Q	001-36404	4.7	May 16, 2023

10.1	Form of Amendment No. 1 to Common Stock Purchase Warrants.	8-K	001-36404	10.1	February 28, 2023

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.2	Form of Limited Liability Company Unit Transfer and Joinder Agreement.	8-K	001-36404	10.2	February 28, 2023

10.3†	Employee Matters Agreement, dated March 14, 2023, by and among KINS, KINS Merger Sub Inc., Inpixon, and Legacy CXApp.	8-K	001-36404	10.1	March 20, 2023

10.4	Tax Matters Agreement, dated March 14, 2023, by and among KINS, Inpixon, and Legacy CXApp.	8-K	001-36404	10.2	March 20, 2023

10.5†	Transition Services Agreement, dated March 14, 2023, by and between Inpixon and Legacy CXApp.	8-K	001-36404	10.3	March 20, 2023

10.6†	Warrant Purchase Agreement	10-Q	001-36404	10.6	May 16, 2023

10.7	Placement Agency Agreement	10-Q	001-36404	10.7	May 16, 2023

10.8	Amendment #2 to Promissory Note, dated as of May 16, 2023.	8-K	001-36404	10.1	May 19, 2023

10.9	Amendment to Promissory Note, dated as of May 16, 2023.	8-K	001-36404	10.2	May 19, 2023

10.10	Amendment No. 1 to Equity Distribution Agreement, dated as of June 13, 2023, by and between Inpixon and Maxim Group LLC	8-K	001-36404	10.1	June 13, 2023

10.11	Form of Amendment Agreement.	8-K	001-36404	10.1	June 21, 2023

10.12	Form of Senior Secured Promissory Note.	8-K	001-36404	10.1	July 25, 2023

10.13	Form of Security and Pledge Agreement	8-K	001-36404	10.2	July 25, 2023

10.14*	Inpixon Transaction Bonus Plan, dated July 24, 2023	8-K	001-36404	10.3	July 25, 2023

10.15*	Inpixon Transaction Bonus Plan, dated July 24, 2023	8-K	001-36404	10.4	July 25, 2023

10.16*	First Amendment to Employment Agreement, dated July 24, 2023, between Inpixon and Wendy Loundermon.	8-K	001-36404	10.5	July 25, 2023

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.
X

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.
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
*    Indicates management contract or compensatory plan or arrangement.
#    This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.