Form 10-Q
period 2023-09-30
INPIXON
filed 2023-11-20
CIK 1529113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001	127,688,550
(Class)	Outstanding at November 17, 2023

INPIXON

		Page No.
Special Note Regarding Forward-Looking Statements and Other Information Contained in this Report		ii

PART I - FINANCIAL INFORMATION		iii

Item 1.	Financial Statements	iii

	Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022	1

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022	3

	Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2023 and 2022	5

	Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders' Equity for the three and nine months ended September 30, 2023 and 2022	6

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022	9

	Notes to Unaudited Condensed Consolidated Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	46

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	66

Item 4.	Controls and Procedures	66

PART II - OTHER INFORMATION		67

Item 1.	Legal Proceedings	67

Item 1A.	Risk Factors	67

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	74

Item 3.	Defaults Upon Senior Securities	74

Item 4.	Mine Safety Disclosures	74

Item 5.	Other Information	75

Item 6.	Exhibits	75

Signatures		76

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
•the possibility that anticipated tax treatment and benefits of the spin-off of our enterprise apps business or any other strategic transaction that we undertake may not be achieved;
•risks related to the spin-off of our enterprise apps business that recently closed or any other strategic transactions that we may undertake, including the proposed transactions with XTI Aircraft Company and Damon Motors, Inc.;
•our ability to successfully integrate companies or technologies we acquire;
•emerging competition and rapidly advancing technology in our industry that may outpace our technology;
•customer demand for the products and services we develop;
•the impact of competitive or alternative products, technologies and pricing;
•our ability to manufacture or deliver any products we develop;
•general economic conditions and events and the impact they may have on us and our potential customers, including, but not limited to increases in inflation rates and rates of interest, supply chain challenges, increased costs for materials and labor, cybersecurity attacks, other lingering impacts resulting from COVID-19, and the Russia/Ukraine and Israel/Hamas conflicts;
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

The results for the period ended September 30, 2023 are not necessarily indicative of the results of operations for the full year. These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our audited consolidated financial statements for the fiscal years ended December 31, 2022 and 2021 included in the annual report on Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 17, 2023 and the recasted audited consolidated financial statements within Exhibit 99.1 on Form 8-k filed with the SEC on June 20, 2023 to reflect the presentation of CXApp operations as discontinued operations to the consolidated financial statements for the years ended December 31, 2022 and 2021.
iii

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and par value data)

	As of September 30, 2023	As of December 31, 2022
	(Unaudited)	(Audited)
Assets

Current Assets
Cash and cash equivalents	$13,489	$10,235
Accounts receivable, net of allowance for credit losses of $237 and $272, respectively	1,560	1,889
Other receivables	142	86
Inventory	3,355	2,442
Notes receivable	2,068	150
Prepaid expenses and other current assets	1,949	2,803
Current assets of discontinued operations	—	12,261

Total Current Assets	22,563	29,866

Property and equipment, net	1,013	1,064
Operating lease right-of-use asset, net	376	531
Software development costs, net	988	1,265
Investments in equity securities	189	330
Long-term investments	50	716
Intangible assets, net	2,304	2,994
Other assets	164	158
Non-current assets of discontinued operations	—	20,711

Total Assets	$27,647	$57,635
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except number of shares and par value data)

	As of September 30, 2023	As of December 31, 2022
	(Unaudited)	(Audited)
Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$1,920	$1,503
Accrued liabilities	3,569	2,619
Warrant liability	1,410	—
Operating lease obligation, current	198	211
Deferred revenue	1,315	1,323
Short-term debt	11,165	13,643
Acquisition liability	—	197
Current liabilities of discontinued operations	—	5,218

Total Current Liabilities	19,577	24,714

Long Term Liabilities
Operating lease obligation, noncurrent	188	334
Non-current liabilities of discontinued operations	—	472

Total Liabilities	19,765	25,520

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock -$0.001 par value; 5,000,000 shares authorized
Series 4 Convertible Preferred Stock - 10,415 shares authorized; 1 issued and 1 outstanding as of September 30, 2023 and December 31, 2022	—	—
Series 5 Convertible Preferred Stock - 12,000 shares authorized; 126 issued and 126 outstanding as of September 30, 2023 and December 31, 2022	—	—
Common Stock - $0.001 par value; 500,000,000 shares authorized; 111,692,178 and 3,570,894 issued and 111,692,177 and 3,570,893 outstanding as of September 30, 2023 and December 31, 2022, respectively.	112	4
Additional paid-in capital	358,692	346,668
Treasury stock, at cost, 1 share	(695)	(695)
Accumulated other comprehensive income	41	1,061
Accumulated deficit	(347,971)	(313,739)

Stockholders’ Equity Attributable to Inpixon	10,179	33,299

Non-controlling Interest	(2,297)	(1,184)

Total Stockholders’ Equity	7,882	32,115

Total Liabilities and Stockholders’ Equity	$27,647	$57,635
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited)
Revenues	$2,016	$2,435	$7,177	$7,660

Cost of Revenues	451	756	1,632	2,409

Gross Profit	1,565	1,679	5,545	5,251

Operating Expenses
Research and development	2,347	2,136	6,380	6,713
Sales and marketing	1,149	1,036	3,506	2,960
General and administrative	3,747	3,573	13,596	12,705
Acquisition-related costs	1,656	2	2,343	254
Transaction costs	1,527	—	2,970	—
Impairment of goodwill	—	—	—	2,030
Amortization of intangibles	221	395	671	1,137

Total Operating Expenses	10,647	7,142	29,466	25,799

Loss from Operations	(9,082)	(5,463)	(23,921)	(20,548)

Other (Expense)/Income
Interest expense, net	(818)	(234)	(4,300)	(65)
Other income/(expense), net	(44)	830	1,169	802
Unrealized gain/(loss) on equity securities	5,791	(5,854)	5,733	(7,110)
Realized loss on equity securities	(6,692)	(151)	(6,692)	(151)
Total Other Expense	(1,763)	(5,409)	(4,090)	(6,524)

Net Loss from Continuing Operations, before tax	(10,845)	(10,872)	(28,011)	(27,072)
Income tax provision	(3)	—	(2,488)	(22)
Net Loss from Continuing Operations	(10,848)	(10,872)	(30,499)	(27,094)

Loss from Discontinued Operations, Net of Tax	—	(7,121)	(4,856)	(22,786)

Net Loss	(10,848)	(17,993)	(35,355)	(49,880)

Net Loss Attributable to Non-controlling Interest	(464)	(402)	(1,131)	(1,206)

Net Loss Attributable to Stockholders of Inpixon	(10,384)	(17,591)	(34,224)	(48,674)
Accretion of Series 7 Preferred Stock	—	—	—	(4,555)
Accretion of Series 8 Preferred Stock	—	(6,305)	—	(13,089)
Deemed dividend for the modification related to Series 8 Preferred Stock	—	—	—	(2,627)
Deemed contribution for the modification related to Warrants issued in connection with Series 8 Preferred Stock	—	—	—	1,469
Amortization premium- modification related to Series 8 Preferred Stock	—	1,265	—	2,626

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

Net Loss Attributable to Common Stockholders	$(10,384)	$(22,631)	$(34,224)	$(64,850)

Net Loss Per Share - Basic and Diluted
Continuing Operations	$(0.16)	$(7.00)	$(0.82)	$(20.16)
Discontinued Operations	$—	$(3.21)	$(0.14)	$(10.92)
Net Loss Per Share - Basic and Diluted	$(0.16)	$(10.21)	$(0.96)	$(31.08)

Weighted Average Shares Outstanding
Basic and Diluted	65,840,189	2,216,544	35,845,916	2,086,633

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited)
Net Loss	$(10,848)	$(17,993)	$(35,355)	$(49,880)
Unrealized gain on available for sale debt securities	—	(375)	—	—
Unrealized foreign exchange gain (loss) from cumulative translation adjustments	230	1,273	(1,020)	1,452

Comprehensive Loss	$(10,618)	$(17,095)	$(36,375)	$(48,428)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
For the three and nine months ended September 30, 2023
(Unaudited)
(In thousands, except share and per share data)

	Series 4 Convertible Preferred Stock		Series 5 Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance - January 1, 2023	1	$—	126	$—	3,570,894	$4	$346,668	(1)	$(695)	$1,061	$(313,739)	$(1,184)	$32,115
Common shares issued for extinguishment of debt	—	—	—	—	1,547,234	1	1,425	—	—	—	—	—	1,426
Common shares issued for net cash proceeds of a public offering					9,655,207	10	14,956	—	—	—	—	—	14,966
Stock options and restricted stock awards granted to employees for services	—	—	—	—	—	—	329	—	—	—	—	—	329
Deconsolidation of CXApp business as result of spin off	—	—	—	—	—	—	(24,230)	—	—	—	—	—	(24,230)
Common shares issued for net proceeds from warrants exercised	—	—	—	—	1,380,000	1	—	—	—	—	—	—	1
Common shares issued for exchange of warrants	—	—	—	—	324,918	—	—	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	(1,259)	26	(17)	(1,250)
Net loss	—	—	—	—	—	—	—	—	—	—	(16,873)	(305)	(17,178)
Balance - March 31, 2023	1	$—	126	$—	16,478,253	$16	$339,148	(1)	$(695)	$(198)	$(330,586)	$(1,506)	$6,179

Stock options and restricted stock awards granted to employees for services	—	—	—	—	—	—	241	—	—	—	—	—	241
Common shares issued for extinguishment of debt	—	—	—	—	7,349,420	7	2,013	—	—	—	—	—	2,020
Common shares issued for net cash proceeds of a public offering	—	—	—	—	19,326,522	20	5,397	—	—	—	—	—	5,417
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	9	(3)	3	9
Net loss	—	—	—	—	—	—	—	—	—	—	(6,966)	(363)	(7,329)
Balance - June 30, 2023	1	$—	126	$—	43,154,195	$43	$346,799	(1)	$(695)	$(189)	$(337,555)	$(1,866)	$6,537

Stock options granted to employees and consultants for services	—	—	—	—	—	—	227	—	—	—	—	—	227
Common shares issued for extinguishment of debt	—	—	—	—	18,144,158	18	3,160	—	—	—	—	—	3,178
Common shares issued for exercise of warrants	—	—	—	—	9,000,000	9	2,421	—	—		—	—	2,430
Common shares issued for net cash proceeds of a public offering	—	—	—	—	41,393,825	42	6,085	—	—	—	—	—	6,127
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	230	(32)	33	231
Net loss	—	—	—	—	—	—	—	—	—	—	(10,384)	(464)	(10,848)
Balance - September 30, 2023	1	$—	126	$—	111,692,178	$112	$358,692	(1)	$(695)	$41	$(347,971)	$(2,297)	$7,882

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
For the three and nine months ended September 30, 2022
(Unaudited)
(In thousands, except share and per share data)

	Series 7 Preferred Stock		Series 8 Preferred Stock			Series 4 Convertible Preferred Stock		Series 5 Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance - January 1, 2022	49,250	44,695	—	—		1	$—	126	$—	1,730,140	$2	$332,761	(1)	$(695)	$44	$(250,309)	$1,688	$83,491
Common shares issued for extinguishment of debt	—	—	—	—		—	—	—	—	57,472	—	1,500	—	—	—	—	—	1,500
Stock options and restricted stock awards granted to employees for services	—	—	—	—		—	—	—	—	—	—	1,533	—	—	—	—	—	1,533
Series 7 Preferred redeemed for cash	(49,250)	(49,250)	—	—		—	—	—	—	—	—	—	—	—	—	—	—	—
Series 8 Preferred stock issued for cash	—	—	53,197.72	41,577		—	—	—	—	—	—	5,329	—	—	—	—	—	5,329
Accretion Discount- Series 7 Preferred Shares	—	4,555	—	—		—	—	—	—	—	—	(4,555)	—	—	—	—	—	(4,555)
Accretion Discount- Series 8 Preferred Shares	—	—	—	548		—	—	—	—	—	—	(548)	—	—	—	—	—	(548)
Deemed dividend for the modification related to Series 8 Preferred Stock	—	—	—	2,627		—	—	—	—	—	—	(2,627)	—	—	—	—	—	(2,627)
Deemed contribution for the modification related to Warrants issued in connection with Series 8 Preferred Stock	—	—	—	(1,469)		—	—	—	—	—	—	1,469	—	—	—	—	—	1,469
Amortization Premium- modification related to Series 8 Preferred Stock	—	—	—	(110)		—	—	—	—	—	—	110	—	—	—	—	—	110
Restricted stock grants withheld for taxes	—	—	—	—		—	—	—	—	(12,802)	—	(336)	—	—	—	—	—	(336)
Common shares issued for CXApp earnout	—	—	—	—		—	—	—	—	144,986	—	3,697	—	—	—	—	—	3,697
Common shares issued for exchange of warrants	—	—	—	—		—	—	—	—	184,153	—	—	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—		—	—	—	—	—	—	—	—	—	(102)	(15)	15	(102)
Net loss	—	—	—	—		—	—	—	—	—	—	—	—	—	—	(11,211)	(346)	(11,557)

Balance - March 31, 2022	—	$—	53,198	$43,173		1	$—	126	$—	2,103,949	$2	$338,333	(1)	$(695)	$(58)	$(261,535)	$1,357	$77,404

Stock options and restricted stock awards granted to employees for services	—	—	—	—		—	—	—	—	—	—	741	—	—	—	—	—	741
Common shares issued for cashless stock options exercised	—	—	—	—		—	—	—	—	35,062	—	500	—	—	—	—	—	500
Series 8 Preferred stock issued for cash	—	—	—	—		—	—	—	—	—	—	—	—	—	—	—	—	—
Accretion Discount- Series 8 Preferred Shares	—	—	—	6,236		—	—	—	—	—	—	(6,236)	—	—	—	—	—	(6,236)
Restricted stock grants withheld for taxes	—	—	—	—		—	—	—	—	—	—	1,251	—	—	—	—	—	1,251

Deemed contribution for the modification related to Warrants issued in connection with Series 8 Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Amortization Premium- modification related to Series 8 Preferred Stock	—	—	—	(1,251)	—	—	—	—	—	—	—	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	656	(56)	57	657
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(19,872)	(458)	(20,330)

Balance - June 30, 2022	—	$—	53,198	$48,158	1	$—	126	$—	2,139,011	$2	$334,589	(1)	$(695)	$598	$(281,463)	$956	$53,987

Stock options granted to employees and consultants for services	—	—	—	—	—	—	—	—	—	—	688	—	—	—	—	—	688
Common shares issued for extinguishment of debt	—	—	—	—	—	—	—	—	111,585	—	1,250	—	—	—	—	—	1,250
Accrete discount - preferred series 8 shares	—	—	—	—	—	—	—	—	—	—	(6,305)	—	—	—	—	—	(6,305)
Amortization Premium- modification related to Series 8 Preferred Stock	—	—	—	6,305	—	—	—	—	—	—	1,265	—	—	—	—	—	1,265
Cumulative Translation Adjustment	—	—	—	(1,265)	—	—	—	—	—	—	—	—	—	898	(69)	68	897
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(17,591)	(402)	(17,993)
	—	—	—	—
Balance - September 30, 2022	—	$—	53,198	$53,198	1	$—	126	$—	2,250,596	$2	$331,487	(1)	$(695)	$1,496	$(299,123)	$622	$33,790
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows Used in Operating Activities	(Unaudited)

Net loss	$(35,355)	$(49,880)

Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	834	1,008
Amortization of intangible assets	1,476	4,559
Amortization of right-of-use asset	206	536
Stock based compensation	797	2,962
Amortization of warrant liability to redemption value	20	—
Earnout expense valuation benefit	—	(2,827)
Gain on settlement with FOXO	(1,142)	—
Amortization of debt issuance costs	2,103	121
Accrued interest income, related party	—	(278)
Unrealized gain on note	—	1,870
Unrealized loss on foreign currency transactions	176	—
Distribution of equity method investment shares to employees as compensation	666	—
Deferred income tax	2,591	(1)
Unrealized (gain) loss on equity securities	(5,733)	7,110
Impairment of goodwill	—	7,570
Gain on fair value of warrant liability	71	—
Realized loss on sale of equity securities	6,692	151
Gain on conversion of note receivable	—	(791)
Loss on exchange of debt for equity	124	—
Other	24	202

Changes in operating assets and liabilities:
Accounts receivable and other receivables	(652)	336
Inventory	(951)	(1,002)
Prepaid expenses and other current assets	1,110	1,545
Other assets	3	28
Accounts payable	(372)	237
Accrued liabilities	2,018	1,059
Income tax liabilities	(119)	(38)
Deferred revenue	530	(915)
Operating lease obligation	(207)	(505)

Net Cash Used in Operating Activities	(25,090)	(26,943)

Cash Flows Used in Investing Activities
Purchase of property and equipment	(142)	(221)
Investment in capitalized software	(135)	(611)
Purchase of convertible note	—	(5,500)

INPIXON AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

Sales of equity securities	323	229
Sales of treasury bills	—	43,001
Proceeds from repayment of note receivable	150	—
Issuance of note receivable	(2,025)	(150)
Net Cash (Used in) Provided By Investing Activities	(1,829)	36,748

Cash From Financing Activities
Net proceeds from issuance of preferred stock	—	46,906
Net proceeds from promissory note	125	5,539
Net proceeds from ATM stock offerings	26,510	—
Cash paid for redemption of preferred stock series 7	—	(49,250)
Taxes paid related to net share settlement of restricted stock units	—	(336)
Net proceeds from the issuance of warrants	1,409	—
Repayment of CXApp acquisition liability	(197)	(1,957)
Distribution to shareholders related to spin-off of CXApp	(10,003)	—
Common shares issued for exercise of warrants	2,341	—
Net Cash Provided By Financing Activities	20,185	902

Effect of Foreign Exchange Rate on Changes on Cash	(12)	(34)

Net (Decrease)/Increase in Cash and Cash Equivalents	(6,746)	10,673

Cash and Cash Equivalents - Beginning of period	20,235	52,480

Cash and Cash Equivalents - End of period	$13,489	$63,153

Supplemental Disclosure of cash flow information:
Cash paid for:
Interest	$—	$2
Income Taxes	$10	$100

Non-cash investing and financing activities
Common shares issued for extinguishment of debt	$6,624	$3,250
Noncash debt modification fees	$144	$—
Marketable securities received for settlement of FOXO	$1,142	$—
Common shares issued for CXApp Earnout Payment	$—	$3,697
Common shares issued in exchange for warrants	$—	$14
Right of use asset obtained in exchange for lease liability	$—	$284
Noncash exercise of liability classified warrants to common shares	$90	$—
Investment in equity securities through conversion of note receivable	$—	$6,776
Noncash net assets distribution to shareholders related to spin-off of CXApp	$14,227	$—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
Note 1 - Organization and Nature of Business

Inpixon is the Indoor Intelligence™ company. Our solutions and technologies help organizations enable smarter, safer and more secure environments. Inpixon customers can leverage our real-time positioning and analytics technologies to achieve higher levels of productivity and performance, increase safety and security, and drive a more connected environment. We specialize in providing real-time location systems (RTLS) for the industrial sector. As the manufacturing industry has evolved, RTLS technology has become a crucial aspect of Industry 4.0. Our RTLS solution leverages cutting-edge technologies such as IoT, AI, and big data analytics to provide real-time tracking and monitoring of assets, machines, and people within industrial environments. With our RTLS, businesses can achieve improved operational efficiency, enhanced safety, and reduced costs. By having real-time visibility into operations, industrial organizations can make informed, data-driven decisions, minimize downtime, and ensure compliance with industry regulations. With our RTLS, industrial businesses can transform their operations and stay ahead of the curve in the digital age.

Inpixon's full-stack industrial IoT solution provides end-to-end visibility and control over a wide range of assets and devices. It's designed to help organizations optimize their operations and gain a competitive edge in today's data-driven world. The turn-key platform integrates a range of technologies, including RTLS, sensor networks, edge computing, and big-data analytics, to provide a comprehensive view of an organization's operations. We help organizations to track the location and status of assets in real-time, identify inefficiencies, and make decisions that drive business growth. Our IoT stack covers all the technology layers, from the edge devices to the cloud. It includes hardware components such as sensors and gateways, a robust software platforms for data management and analysis, and a user-friendly dashboard for real-time monitoring and control. Our solutions also offer robust security features to help ensure the protection of sensitive data. Additionally, Inpixon's RTLS provides scalability and flexibility, allowing organizations to easily integrate it with their existing systems and add new capabilities as their needs evolve.

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

In accordance with applicable accounting guidance, the results of CXApp are presented as discontinued operations in the Condensed Consolidated Statements of Income and, as such, have been excluded from both continuing operations and segment

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

results for all periods presented prior to the completion of the Enterprise Apps Spin-off. The Condensed Consolidated Statements of Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations. See Note 25 of the Notes to the Condensed Consolidated Statements of Operations for additional information on the Enterprise Apps Spin-off.
XTI Merger Agreement
On July 24, 2023, Inpixon entered into an Agreement and Plan of Merger with XTI Aircraft Company (the “XTI Merger Agreement”). See Note 22 and Note 25 for additional information on the XTI Merger Agreement.

Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results for the full year ending December 31, 2023. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the years ended December 31, 2022 and 2021 included in the annual report on Form 10-K for the year ended December 31, 2022, filed with the SEC on April 17, 2023 and the recasted audited consolidated financial statements within Exhibit 99.1 on Form 8-k filed with the SEC on June 20, 2023 to reflect the presentation of CXApp operations as discontinued operations to the consolidated financial statements for the years ended December 31, 2022 and 2021.
Note 3 - Summary of Significant Accounting Policies
The Company's complete accounting policies are described in Note 2 to the Company's audited consolidated financial statements and notes for the year ended December 31, 2022.
Liquidity
As of September 30, 2023, the Company has a working capital surplus of approximately $3.0 million, and cash of approximately $13.5 million. For the three and nine months ended September 30, 2023, the Company had a net loss of approximately $10.8 million and $35.4 million, respectively. During the nine months ended September 30, 2023, the Company used approximately $25.1 million of cash for operating activities.
Risks and Uncertainties

The Company cannot assure you that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. In order to continue our operations, we have supplemented the revenues we earned with proceeds from the sale of our equity and debt securities and proceeds from loans and bank credit lines.
Certain global events, such as the recent military conflict between Russia and Ukraine and Israel and Hamas, market volatility and other general economic factors that are beyond our control may impact our results of operations. These factors can include interest rates; recession; inflation; unemployment trends; the threat or possibility of war, terrorism or other global or national unrest; political or financial instability; and other matters that influence our customers spending. Increasing volatility in financial markets and changes in the economic climate could adversely affect our results of operations. We also expect that supply chain interruptions and constraints, and increased costs on parts, materials and labor may continue to be a challenge for our business. The impact that these global events will have on general economic conditions is continuously evolving and the impact that they will have on our results of operations continues to remain uncertain. There are no assurances that we will not be materially adversely effected.
The Company's recurring losses and utilization of cash in its operations are indicators of going concern however with the Company's current liquidity position, including $13.5 million cash and cash equivalents on hand, plus based on the terms of the warrant financing the company currently has the potential to raise up to approximately $14.1 million, plus the additional

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
Note 3 - Summary of Significant Accounting Policies (continued)
financing available to the Company, we believe we have the ability to mitigate such concerns for a period of at least one year from the date these financial statements are issued.
Consolidations
The consolidated financial statements have been prepared using the accounting records of Inpixon, Inpixon GmbH, Inpixon Limited, Inpixon Holding UK Limited, Nanotron Technologies, GmBh, Intranav GmbH, Inpixon India Limited and Game Your Game, Inc. The consolidated financial statements also include financial data of Inpixon Canada, Inc., Design Reactor, Inc. and Inpixon Philippines, Inc. through March 14, 2023, which is the date those entities were spun off in the Enterprise Apps Spin-off and Business Combination transaction discussed above. All material inter-company balances and transactions have been eliminated.
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
•the valuation of warrant liabilities;
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
Investment in equity securities- fair value
Investment securities—fair value consist primarily of investments in equity securities and are carried at fair value in accordance with ASC 321, "Investments-Equity Securities". These securities are marked to market based on the respective publicly quoted market prices of the equity securities adjusted for liquidity. These securities transactions are recorded on a trade date basis. Any unrealized appreciation or depreciation on investment securities is reported in the Condensed Consolidated Statement of Operations within Unrealized Loss on Equity Securities. The unrealized gain on equity securities for the three and nine months ended September 30, 2023 was approximately $5.8 million and $5.7 million, respectively, and for the three and nine months ended September 30, 2022 was approximately a loss of $(5.9) million and $(7.1) million, respectively.
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
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
Professional services are also contracted on the fixed fee and time and materials basis. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts including maintenance service provided by in house personnel, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the three and nine months ended September 30, 2023 and 2022, the Company did not incur any such losses. These amounts are based on known and estimated factors.
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
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
Contract Balances
The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had deferred revenue of approximately $1.3 million and $1.3 million as of September 30, 2023 and December 31, 2022, respectively, related to cash received in advance for product maintenance services and professional services provided by the Company’s technical staff. The Company expects to satisfy its remaining performance obligations for these maintenance services and professional services, and recognize the deferred revenue and related contract costs over the next twelve months. The Company recognized revenue in the reporting period of $1.1 million that was included in the contract liability balance at the beginning of the period, for the period ended September 30, 2023.
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
The Company incurred stock-based compensation charges of approximately $0.2 million and $0.8 million, respectively, for the three and nine months ended September 30, 2023. The Company incurred stock-based compensation charges of approximately $0.7 million and $3.0 million for the three and nine months ended September 30, 2022, respectively, which are included in general and administrative expenses. Stock-based compensation charges are related to employee compensation and related benefits.
Acquisition-Related Costs

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
Note 3 - Summary of Significant Accounting Policies (continued)
The Company recognized acquisition-related costs of approximately $1.7 million and $2.3 million, respectively, for the three and nine months ended September 30, 2023 primarily related to the XTI transaction outlined in Note 22. These acquisition-related costs include professional fees incurred by the Company. The Company recognized acquisition-related costs of approximately $0.3 million for the nine months ended September 30, 2022 related to various other acquisitions. The Company did not record material acquisition-related costs for the three months ended September 30, 2022.
Transaction Costs
The Company recognized transaction costs of approximately $1.5 million and $3.0 million, respectively, for the three and nine months ended September 30, 2023 related to the Enterprise Apps Spin-off in the form of bonuses paid to Inpixon management, former management and professional fees that were incurred by the Company.
Transaction Bonus Plan in connection with Completed Transaction

On July 24, 2023, the compensation committee of the Inpixon Board (the “Committee”) adopted a Transaction Bonus Plan (the “Completed Transaction Bonus Plan”), which is intended to compensate certain current and former employees and service providers for the successful consummation of the Completed Transaction. The Completed Transaction Bonus Plan is administered by the Committee. It will terminate upon the completion of all payments under the terms of the Completed Transaction Bonus Plan, provided, that the Board may terminate the plan as to any participant prior to the completion of all payment to under participant under the plan. The Completed Transaction is the Enterprise Apps Spin-off and subsequent Business Combination. The bonuses include a cash bonus equal to 100% of the individual's aggregate annual base salary and a cash bonus of 4% of the transaction value.
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
The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Options	285,170	363,973	327,164	334,800
Warrants	147,219,886	1,737,626	76,948,805	1,455,405
Convertible preferred stock	13	1,503,739	13	1,503,739
Rights to common stock	—	52,513	—	52,513
Total	147,505,069	3,657,851	77,275,982	3,346,457
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
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
Recently Issued Accounting Standards Not Yet Adopted
The Company reviewed recently issued accounting pronouncements and concluded that they were not applicable to the condensed consolidated financial statements, except for the following:
In July 2023, the FASB issued ASU 2023-03, "Presentation of Financial Statements (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718)", which updates codification on how an entity would apply the scope guidance in paragraph 718-10-15-3 to determine whether profits interest and similar awards should be accounted for in accordance with Topic 718, Compensation—Stock Compensation. The effective date of this update is for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company is currently assessing potential impacts of ASU 2023-03 and does not expect the adoption of this guidance will have a material impact on its condensed consolidated financial statements and disclosures.
In October 2023, the FASB issued ASU 2023-06, "Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Updated and Simplification Initiative", which amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification (the “Codification”). The ASU was issued in response to the SEC’s August 2018 final rule that updated and simplified disclosure requirements. The new guidance is intended to align U.S. GAAP requirements with those of the SEC and to facilitate the application of U.S. GAAP for all entities. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. For all other entities, the amendments will be effective two years later. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. The Company is currently assessing potential impacts of ASU 2023-06 and does not expect the adoption of this guidance will have a material impact on its condensed consolidated financial statements and disclosures.
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
Note 4 - Disaggregation of Revenue
Disaggregation of Revenue
The Company recognizes revenue when control is transferred of the promised products or services to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services. The

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
Note 4 - Disaggregation of Revenue (continued)
Company derives revenue from software as a service, design and implementation services for its Indoor Intelligence systems, and professional services for work performed in conjunction with its systems recognition policy. Revenues consisted of the following (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Recurring revenue
Software	$1,026	$995	$3,030	$3,065
Total recurring revenue	$1,026	$995	$3,030	$3,065

Non-recurring revenue
Hardware	$483	$750	$2,300	$2,445
Software	457	351	947	1,116
Professional services	50	339	900	1,034
Total non-recurring revenue	$990	$1,440	$4,147	$4,595

Total Revenue	$2,016	$2,435	$7,177	$7,660

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue recognized at a point in time
Indoor Intelligence (1)	$487	$829	$2,663	$2,523
SAVES (1)	453	273	1,286	1,039
Total	$940	$1,102	$3,949	$3,562

Revenue recognized over time
Indoor Intelligence (2) (3)	$295	$497	$868	$1,538
SAVES (3)	307	318	935	1,012
Shoom (3)	474	518	1,425	1,548
Total	$1,076	$1,333	$3,228	$4,098

Total Revenue	$2,016	$2,435	$7,177	$7,660
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
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

As of September 30, 2023, the Company's cumulative impairment charges are approximately $13.5 million with approximately $11.6 million related to the Indoor Intelligence reporting unit, approximately $1.2 million related to the Shoom reporting unit and approximately $0.7 million related to the SAVES reporting unit. There is no unimpaired goodwill as of September 30, 2023 or December 31, 2022.

Intangibles assets at September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	September 30, 2023
	Gross Amount, net of impairment	Accumulated Amortization	Spin-Off	Net Carrying Amount	Remaining Weighted Average Useful Life
IP Agreement	$160	$(120)	$—	$40	1.00
Trade Name/Trademarks	1,786	(319)	(1,367)	100	3.25
Customer Relationships	6,169	(945)	(4,454)	770	2.05
Developed Technology	14,722	(1,862)	(11,466)	1,394	4.59
Non-compete Agreements	1,821	(617)	(1,204)	—	0.00
Totals	$24,658	$(3,863)	$(18,491)	$2,304

	December 31, 2022
	Gross Amount	Accumulated Amortization	Impairment	Discontinued Operations	Net Carrying Value
IP Agreement	$162	$(91)	$—	$—	$71
Trade Name/Trademarks	3,590	(1,414)	(593)	(1,458)	125
Customer Relationships	9,121	(2,776)	(749)	(4,636)	960
Developed Technology	21,777	(5,385)	(2,921)	(11,781)	1,690
Non-compete Agreements	4,270	(2,488)	(220)	(1,414)	148
Totals	$38,920	$(12,154)	$(4,483)	$(19,289)	$2,994

Amortization Expense:

Amortization expense from continuing operations for the three and nine months ended September 30, 2023 was approximately $0.2 million and $0.7 million, respectively, and for the three and nine months ended September 30, 2022 was approximately $0.4 million and $1.1 million respectively.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

Note 5 - Goodwill and Intangible Assets (continued)

Future amortization expense on intangibles assets is anticipated to be as follows (in thousands):

Amount
December 31, 2023 (for 3 months)	$170
December 31, 2024	671
December 31, 2025	591
December 31, 2026	403
December 31, 2027	319
December 31, 2028 and thereafter	150
$2,304

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
Note 6 - Inventory
Inventory as of September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	As of September 30, 2023	As of December 31, 2022
Raw materials	$414	$351
Work-in-process	123	127
Finished goods	2,818	1,964
Inventory	$3,355	$2,442

Note 7 - Investments in Equity Securities

Investment securities—fair value consist of investments in the Company’s investment in shares and rights of equity securities. The composition of the Company’s investment securities—fair value was as follows (in thousands):

	As of September 30, 2023		As of December 31, 2022
	Cost	Fair Value	Cost	Fair Value
Investments in equity securities- fair value
Equity shares	$48,363	$187	$54,237	$328
Equity rights	11,064	2	11,064	2
Total investments in equity securities- fair value	$59,427	$189	$65,301	$330

As of September 30, 2023, the Company owned equity shares which include approximately 1.7 million shares of FOXO Technologies Inc. common stock and 13.0 million shares of Sysorex common stock. As of December 31, 2022, the Company owned approximately 0.8 million shares of FOXO Technologies Inc. common stock and 13.0 million shares of Sysorex common stock. As of September 30, 2023 and December 31, 2022, the Company owned equity rights which include the right to acquire 3.0 million shares of Sysorex common stock.

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

On June 20, 2023 (the "Release Effective Date"), the Company entered into a general release agreement (the "General Release Agreement") with FOXO, pursuant to which the Company received 0.67 shares of FOXO Class A Common Stock for every $1.00 of subscription amount of the 10% convertible note purchased on April 27, 2022 in exchange for an agreement by the Company to release, waive and forever discharge FOXO (including its officers, directors, affiliates, etc.) from any causes of action, losses, costs and expenses from the beginning of time through the Release Effective Date. The Company received 3,685,000 shares of FOXO Class A Common Stock in exchange for such release. The Company recognized a realized gain on receipt of FOXO securities of $1.1 million based on the fair value of the FOXO securities for the nine months ended

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

September 30, 2023, included in Other income/(expense), net, on the accompanying unaudited condensed consolidated statement of operations.

FOXO common stock is traded in active markets, as the security is trading under “FOXO” on the NYSE American. FOXO common stock is accounted for as available-for-sale equity securities based on “Level 1” inputs, which consist of quoted prices in active markets, with unrealized holding gains and losses included in earnings. The fair value was determined by the closing trading price of the security as of September 30, 2023. The Company recognized an unrealized gain (loss) on FOXO common stock of $5.8 million and $(5.9) million on the income statement for the three months ended September 30, 2023 and 2022, respectively. The Company recognized an unrealized gain (loss) on FOXO common stock of $5.7 million and $(7.1) million on the income statement for the nine months ended September 30, 2023 and 2022, respectively.

During the nine months ended September 30, 2023, the Company sold 2.8 million shares of FOXO common stock with net proceeds of $0.3 million. The Company recognized a realized loss on the sale of FOXO common stock of $6.7 million on the income statement for the three and nine months ended September 30, 2023. The Company did not sell any shares of FOXO common stock during the three and nine months ended September 30, 2022.

Note 8 - Other Long Term Investments
In October 2020, the Company paid $1.8 million for 599,999 Class A Units and 1,800,000 Class B Units of Cardinal Venture Holdings LLC (“CVH”). In December 2020, the Company increased its capital contribution by $0.7 million in exchange for an additional 700,000 Class B Units. The Company is a member of CVH. CVH owns certain interests in KINS Capital, LLC, the sponsor entity (the “Sponsor”) to KINS Technology Group Inc., a Delaware corporation and special purpose acquisition company with which the Company entered into the Business Combination (see “Enterprise Apps Spin-off and Business Combination” under Note 1 above). The $1.8 million purchase price was paid on October 12, 2020 and therefore is the date the purchase of the Units was closed. The capital contribution was used by CVH to fund the Sponsor's purchase of securities in KINS. The underlying subscription agreement provides that each Class A Unit and each Class B Unit represents the right of the Company to receive any distributions made by the Sponsor on account of the Class A Interests and Class B Interests, respectively, of the Sponsor.
The Company generally records its share of earnings in its equity method investments using a three-month lag methodology and within net investment income. During the period January 1, 2022 to December 31, 2022 and January 1, 2023 to September 30, 2023, CVH had no operating results as CVH is a holding company. CVH only contains units and has not been allocated shares of KINS, therefore CVH is not allocating any portion of income or expense incurred by KINS. As such, there was no share of earnings recognized by the Company in its statement of operations on its proportional equity investment.
The following component represents components of Other long-term investments as of September 30, 2023 and December 31, 2022:

	Ownership interest as of September 30,	Ownership interest as of December 31,
	2023	2022	Instrument Held
Investee
CVH Class A	—%	14.1%	Units
CVH Class B	38.4%	38.4%	Units
Inpixon’s investment in equity method eligible entities are represented on the condensed consolidated balance sheets as a long term asset of approximately $0.1 million as of September 30, 2023 and approximately $0.7 million as of December 31, 2022.
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

default. Nadir Ali, the Company’s Chief Executive Officer and director, is also a member in CVH through 3AM, LLC, which is a member of CVH, and which may, in certain circumstances, be entitled to manage the affairs of CVH. As a result of the closing of the Business Combination, on March 15, 2023, the $150,000 loan was repaid.
On February 27, 2023, the Company entered into Limited Liability Company Unit Transfer and Joinder Agreements with certain of the Company’s employees and directors (the “Transferees”), pursuant to which (i) the Company transferred all of its Class A Units of CVH (the “Class A Units”), an aggregate of 599,999 Class A Units, to the Transferees as bonus consideration in connection with each Transferee’s services performed for and on behalf of the Company as an employee, as applicable, and (ii) each Transferee became a member of CVH and a party to the Amended and Restated Limited Liability Company Agreement of CVH, dated as of September 30, 2020. The Company recorded approximately $0.7 million of compensation expense for the fair market value of the shares transferred to the Transferees which is included in the operating expenses section of the condensed consolidated statements of operations in the nine months ended September 30, 2023.
On August 25, 2023, as part of their distribution rights as holders of CVH Class B Units, the Company received 2.5 million warrants in New CXApp. The Company determined that the New CXApp warrants are a level 1 marketable security because the warrants are publically traded on the Nasdaq.

Note 9 - Accrued Liabilities

Accrued liabilities as of September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	As of September 30, 2023	As of December 31, 2022
Accrued compensation and benefits	$698	$655
Accrued interest expense	1,764	1,197
Accrued bonus and commissions	469	426
Accrued other	361	105
Accrued sales and other indirect taxes payable	277	236
	$3,569	$2,619

Note 10 - Debt
Debt as of September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

Short-Term Debt	Maturity	September 30, 2023	December 31, 2022
July 2022 Promissory Note, less extension fee of $35.	5/17/2024	$1,103	$6,045
December 2022 Promissory Note, less debt discount and extension fee of $466 and $54 , respectively.	5/17/2024	8,859	6,520
Third Party Note Payable	11/30/2023	1,203	1,078
Total Short-Term Debt		$11,165	$13,643
Interest expense on the short-term debt totaled approximately $0.8 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively, and approximately $4.3 million and $0.5 million for the nine months ended September 30, 2023 and 2022, respectively. Interest expense includes the interest on the outstanding balance of the note and the amortization of deferred financing costs and note discounts recorded at issuance for the Short Term Debt.

Notes Payable

March 2020 10% Note Purchase Agreement and Promissory Note

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

Note 10- Debt (continued)
During the quarter ended March 31, 2023, the Company entered into exchange agreements with Iliad, pursuant to which the Company and Iliad agreed to: (i) partition new promissory notes in the form of the March 2020 10% Note equal to approximately $0.9 million and then cause the outstanding balance of the March 2020 10% Note to be reduced by approximately $0.9 million; and (ii) exchange the partitioned note for the delivery of 611,258 shares of the Company's common stock at effective prices between $1.09 and $1.68 per share. The Company analyzed the exchange of the principal under the March 2020 10% Note as an extinguishment and compared the net carrying value of the debt being extinguished to the reacquisition price (shares of common stock being issued) and there was no loss on the exchange for debt for equity. The March 2020 Note was satisfied in full during the nine months ended September 30, 2023.
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
During the nine months ended September 30, 2023, the Company entered into exchange agreements with Streeterville, pursuant to which the Company and Streeterville agreed to: (i) partition new promissory notes in the form of the July 2022 Note equal to approximately $5.7 million and then cause the outstanding balance of the July 2022 Note to be reduced by approximately $5.7 million; and (ii) exchange the partitioned notes for the delivery of 26,429,554 shares of the Company’s common stock, at effective prices between $0.1277 and $0.9150 per share. The Company analyzed the exchange of the principal under the July 2022 Note as an extinguishment and compared the net carrying value of the debt being extinguished to the reacquisition price (shares of common stock being issued) and recorded a $0.1 million loss on the exchange for debt for equity which is included in the other income/expense line of the condensed consolidated statement of operations.
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

Note 10- Debt (continued)
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

Upon receipt of any monthly redemption notice, we shall pay the applicable monthly redemption amount in cash to the Holder within five (5) business days of the Company's receipt of such monthly redemption notice. The December 2022 Note includes customary event of default provisions, subject to certain cure periods, and provides for a default interest rate of 22%. Upon the occurrence of an event of default (except default due to the occurrence of bankruptcy or insolvency proceedings), the Holder may, by written notice, declare all unpaid principal, plus all accrued interest and other amounts due under the December 2022 Note to be immediately due and payable. Upon the occurrence of bankruptcy-related event of default, without notice, all unpaid principal, plus all accrued interest and other amounts due under the December 2022 Note will become immediately due and payable at the mandatory default amount. Under the terms of the December 2022 Note, if the note is still outstanding after 6 months from the issuance date, or as of June 30, 2023, a 10% monitoring fee would be added to the balance of the note. On June 30, 2023, a monitoring fee of $0.9 million was added to the balance of the note and accrued to interest expense during the nine months ended September 30, 2023 which is included in the other income/expense section of the condensed consolidated statements of operations.

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

Third Party Note Payable

Game Your Game entered into promissory notes with an individual whereby it received approximately $0.2 million on October 29, 2021, approximately $0.2 million on January 18, 2022, approximately $0.1 million on March 22, 2022, approximately $0.1 million on August 26, 2022, approximately $0.1 million on September 16, 2022, approximately $0.1 million on October 26, 2022, approximately $0.1 million on November 29, 2022, approximately $0.1 million on December 22, 2022, approximately $0.03 million on January 18, 2023 and approximately $0.1 million on March 30, 2023 for funding of outside liabilities and working capital needs. All of the promissory notes have an interest rate of 8% and are due on or before November 30, 2023. As of September 30, 2023, the balance owed under the notes was $1.2 million. Subsequent to September 30, 2023, the promissory notes were converted to 1,461,640 shares of Game Your Game common stock. See Note 26 for more details.

Note 11 - Capital Raises
Registered Direct Offerings
On March 22, 2022, the Company entered into a Securities Purchase Agreement with certain institutional investors named therein, pursuant to which the Company sold in a registered direct offering (i) 53,197.7234 shares of Series 8 Convertible Preferred Stock and (ii) related warrants to purchase up to an aggregate of 1,503,726 shares of common stock. Each share of Series 8 Convertible Preferred Stock and the related Warrants were sold at a subscription amount of $940, representing an original issue discount of 6% of the stated value of each share of Series 8 Convertible Preferred Stock for an aggregate subscription amount of $50.0 million. In connection with this offering, the Company filed a Certificate of Designation for the Series 8 Convertible Preferred Stock with the Nevada Secretary of State. Each share of Series 8 Convertible Preferred Stock has a par value of $0.001 per share and stated value of $1,000 per share. The shares of Series 8 Convertible Preferred Stock are convertible into shares of the Company’s common stock, at a conversion price of $35.38 per share. Each share of Series 8 Convertible Preferred Stock is entitled to receive cumulative dividends, payable in the same form as dividends paid on shares of the Company’s common stock. At any time beginning on October 1, 2022 and ending ninety 90 days thereafter, the holders of

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

Note 11- Capital Raises (continued)
the Series 8 Convertible Preferred Stock have the right to redeem all or part of the shares held by such holder in cash for the redemption price equal to the stated value of such share, plus all accrued but unpaid dividends thereon and all liquidated damages and other costs, expenses or amounts due. Upon redemption, the holder of the Series 8 Convertible Preferred Stock will forfeit 50% of the warrants issued in connection therewith. The holders of the Series 8 Convertible Preferred Stock shall vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the stockholders of the Company. The Series 8 Convertible Preferred Stock and related warrants subject to forfeiture are recorded as Mezzanine Equity in the accompanying balance sheets as the holder has the option to redeem these shares for cash and the warrants are an embedded feature for the Series 8 Convertible Preferred Stock. The remaining warrants that are not subject to forfeiture are recorded within Stockholders' Equity as the remaining warrants are classified as freestanding instruments containing a total value of $5.6 million. The aggregate net proceeds from the offering, after deducting the placement agent fees and other estimated offering expenses, were approximately $46.9 million. See Note 13 for Preferred Stock and Note 15 for Warrant details. During the quarter ended December 31, 2022, the Company received cash redemption notices from the holders of the Series 8 Convertible Preferred Stock issued on March 22, 2022, totaling 53,197.72 shares of Series 8 Convertible Preferred Stock for aggregate cash paid of approximately $53.2 million which were therefore fully redeemed. In conjunction with the redemption, 751,841 warrants were forfeited.

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

On July 22, 2022, the Company entered into an Equity Distribution Agreement (the "Sales Agreement") with Maxim Group LLC (“Maxim”) under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $25.0 million (the “Shares”) from time to time through Maxim, acting exclusively as the Company’s sales agent (the “ATM Offering”). On June 13, 2023, the Company entered into an amendment to the Sales Agreement with Maxim, pursuant to which the aggregate offering price of the ATM Offering was increased from $25.0 million to approximately $27.4 million. The Company intends to use the net proceeds of the ATM Offering primarily for working capital and general corporate purposes. During the nine months ended September 30, 2023, the Company sold 70,375,554 shares of common stock at share prices between $0.139609 and $1.86 per share under the Sales Agreement for gross proceeds of approximately $27.4 million or net proceeds of $26.5 million after deducting the placement agency fees and other offering expenses. The Company is not obligated to make any sales of the Shares under the Sales Agreement and no assurance can be given that the Company will sell any additional Shares under the Sales Agreement, or if it does, as to the price or amount of Shares that the Company will sell, or the date on which any such sales will take place. The Company is currently subject to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period. These rules may limit future issuances of shares by the Company under the Sales Agreement or other offerings pursuant to the Company’s effective shelf registration statement on Form S-3.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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
During the three months ended September 30, 2023, the Company issued 18,144,158 shares of common stock under exchange agreements to settle outstanding balance and interest totaling approximately $3.2 million under partitioned notes. See Note 10.
During three months ended September 30, 2023, the Company issued 9,000,000 shares of common stock in connection with the exercise of 9,000,000 warrants with an exercise price of $0.26 per share in connection with the May 2023 offering for which the Company received gross proceeds of approximately $2.3 million.
During the three months ended September 30, 2023, the Company issued 41,393,825 shares of common stock in connection with the ATM Offering at per share prices between $0.139609 and $0.22291, resulting in gross proceeds to the Company of approximately $6.4 million and net proceeds of $6.1 million after subtracting sales commissions and other offering expenses. See Note 11.

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

As of September 30, 2023, there was 1 share of Series 4 Preferred outstanding.

Series 5 Convertible Preferred Stock

On January 14, 2019, the Company filed with the Secretary of State of the State of Nevada the Certificate of Designation that created the Series 5 Convertible Preferred Stock, authorized 12,000 shares of Series 5 Convertible Preferred Stock and designated the preferences, rights and limitations of the Series 5 Convertible Preferred Stock. The Series 5 Convertible Preferred Stock is non-voting (except to the extent required by law). The Series 5 Convertible Preferred Stock is convertible

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

Note 13- Preferred Stock (continued)
into the number of shares of common stock, determined by dividing the aggregate stated value of the Series 5 Convertible Preferred Stock of $1,000 per share to be converted by $11,238.75.

As of September 30, 2023, there were 126 shares of Series 5 Convertible Preferred Stock outstanding.

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
As of September 30, 2023, there were zero shares of Series 7 Convertible Preferred Stock outstanding.
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
As of September 30, 2023, there were zero shares of Series 8 Convertible Preferred Stock outstanding.
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
Note 14 - Stock Award Plans and Stock-Based Compensation (continued)
more that 10% of the total outstanding common stock of the Company. Options granted under the Option Plans vest over periods ranging from immediately to four years and are exercisable over periods not exceeding ten years.
The aggregate number of shares that may be awarded under the 2018 Plan as of September 30, 2023 is 55,714,178. As of September 30, 2023, 285,171 of stock options were granted to employees, directors and consultants of the Company (including 1 share outside of our plan and 41 shares under our 2011 Plan) and 55,386,081 options were available for future grant under the 2018 Plan.
Employee Stock Options
During the three months ended September 30, 2023 and 2022, the Company recorded a charge for the amortization of stock options of approximately $0.2 million and $0.7 million, respectively, and approximately $0.8 million and $1.6 million, respectively, for the nine months ended September 30, 2023 and 2022, which is included in the general and administrative section of the condensed consolidated statement of operations.
As of September 30, 2023, the fair value of non-vested stock options totaled approximately $1.2 million, which will be amortized to expense over the weighted average remaining term of 0.91 years.
See below for a summary of the stock options granted under the 2011 and 2018 plans:

	2011 Plan	2018 Plan	Non Plan	Total
Beginning balance as of January 1, 2023	57	351,529	1	351,587
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	(16)	(55,866)	—	(55,882)
Forfeited	—	(10,534)	—	(10,534)
Ending balance as of September 30, 2023	41	285,129	1	285,171
The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option-pricing model, however there were no stock option grants during the nine months ended September 30, 2023.
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
During the three months ended September 30, 2023 and 2022, the Company recorded a charge of zero and $0.03 million, respectively, and $0.03 million and $0.7 million for the nine months ended September 30, 2023 and 2022, respectively, for the amortization of vested restricted stock awards.
The following table summarizes restricted stock based award activity granted:

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
Note 14 - Stock Award Plans and Stock-Based Compensation (continued)

Restricted Stock Grants
Beginning balance as of January 1, 2023	42,968
Granted	—
Exercised	—
Expired	—
Forfeited	—
Ending balance as of September 30, 2023	42,968

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
Between March 15 and March 22, 2022, we received cash redemption notices from the holders of the Company's Series 7 Convertible Preferred Stock issued on September 15, 2021, totaling 49,250 shares of Series 7 Convertible Preferred Stock for aggregate cash required to be paid of approximately $49.3 million. In addition, upon redemption of the Series 7 Convertible Preferred Stock, each holder forfeited 75% of the related warrants that were issued together with the Series 7 Convertible Preferred Stock (the "Series 7 Warrants"). 394,000 corresponding warrants issued in connection with the issuance of the Series 7 Convertible Preferred Stock have been forfeited and 232,675 related warrants remain outstanding. As of September 30, 2023, there are no Series 7 Warrants outstanding as they were exchanged under the warrant amendments below.
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
Note 15 - Warrants (continued)

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

The May 2023 Warrants were determined to be within the scope of ASC 480 as they represent obligations to the Company, as the Company is obligated to redeem any May 2023 Warrants that have not been exercised at the Termination Date. As such, the Company recorded the May 2023 Warrants as a liability at fair value on the issuance date. The fair value of the May 2023

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
Note 15 - Warrants (continued)
Warrants was determined using level 3 inputs utilizing a Monte-Carlo simulation. The May 2023 Warrants are subsequently measured as if the May 2023 Warrants were to be settled on the current redemption value with subsequent changes recognized as interest cost. The fair value of the Warrants was determined to be $1.48 million at the date of issuance, and the redemption value of the Warrants was determined to be approximately $1.5 million as of September 30, 2023. The fair value of the Warrants are reflected within Warrant Liability on the Condensed Consolidated Balance Sheet. An immediate loss was recognized on the initial measurement date of $71,250 as a result of the difference between fair value and net proceeds. The change in fair value of Warrants of $71,250 for the three and nine months ended September 30, 2023 was reported as other expense on the Condensed Consolidated Statement of Operations. The interest cost of $20,000 for the three and nine months ended September 30, 2022 was included in interest expense, net on the Condensed Consolidated Statement of Operations.

During July 2023, the Company issued 9,000,000 shares of common stock in connection with the exercise of 9,000,000 warrants with an exercise price of $0.26 per share in connection with the May 2023 offering for which the Company received gross proceeds of approximately $2.3 million.
The following table summarizes the activity to warrants outstanding:

Number of Warrants
Beginning balance as of January 1, 2023	6,212,026
Granted	150,000,000
Exercised	(10,380,000)
Expired	(1,224)
Exchanged	(984,542)
Ending balance as of September 30, 2023	144,846,260

Exercisable as of September 30, 2023	144,846,260

Note 16- Income Taxes
There is an income tax expense of approximately $0.003 million and zero for the three months ended September 30, 2023 and 2022, respectively, and $2.5 million and $0.02 million for the nine months ended September 30, 2023 and 2022, respectively. The income tax expense in the nine months ended September 30, 2023 includes a $2.6 million deferred tax expense to increase the valuation allowance, which is offset by a current tax benefit of $0.1 million, due to the Enterprise Apps Spin-off.
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
The Company maintains cash deposits with financial institutions, which, from time to time, may exceed federally insured limits. Cash is also maintained at foreign financial institutions for its UK subsidiary, German subsidiaries and its majority-owned India subsidiary. Cash in foreign financial institutions as of September 30, 2023 and December 31, 2022 was immaterial. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash.
For the three months ended September 30, 2023, there is one single customer who accounts for 17% of the Company's revenue totaling $0.3 million with $0.3 million accounts receivable at September 30, 2023. This customer represents 19% of the total accounts receivable balance as of September 30, 2023.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
Note 18 - Segments (continued)
For the nine months ended September 30, 2023, there are two customers who account for 14% and 10% of the Company's revenue totaling $1.0 million and $0.7 million. These customers represent $0.3 million or 19% and $0.0 million or —% of accounts receivable at September 30, 2023.
An additional customer, which does not account for 10% of revenue in the three or nine months ended September 30, 2023, accounts for 11% or $0.2 million of the total accounts receivable balance as of September 30, 2023.
For the three months ended September 30, 2022, there are two customers who account for 15% and 13% of the Company's revenue totaling $0.4 million and $0.3 million. These customers represent 22% or $0.4 million and 8% or $0.1 million of accounts receivable at September 30, 2022.
For the nine months ended September 30, 2022, there is one single customer who accounts for 14% of the Company's revenue totaling $1.1 million. This customer represents $0.4 million or 22% of accounts receivable at September 30, 2022.
An additional customer, which does not account for 10% of revenue in the three or nine months ended September 30, 2022, accounts for 12% or $0.2 million of the total accounts receivable balance as of September 30, 2022.
For the three months ended September 30, 2023, there is one single vendor who accounts for 21% of the Company's purchases totaling $0.9 million. This vendor represents 5% or $0.1 million of accounts payable at September 30, 2023.
For the nine months ended September 30, 2023, there is one single vendor who accounts for 13% of the Company's purchases totaling $2.2 million. This vendor had no accounts payable at September 30, 2023.
Two additional vendors, which do not account for 10% of purchases in the three or nine months ended September 30, 2023, account for 20% or $0.4 million and 10% or $0.2 million of the total accounts payable balance as of September 30, 2023.
For the three months ended September 30, 2022, there are two vendors who account for 18% and 13% of the Company's purchases totaling $1.0 million and $0.7 million. These vendors represent 26% or $0.6 million and —% or $0.0 million of the total accounts payable balance as of September 30, 2022.
For the nine months ended September 30, 2022, there is one single vendor who accounts for 37% of the Company's purchases totaling $6.8 million. This vendor had no accounts payable at September 30, 2022.
One additional vendor, which did not account for 10% of purchases in the three or nine months ended September 30, 2022, accounts for 11% or $0.3 million of the total accounts payable balance as of September 30, 2022.
Note 18 - Segments
The Company’s operations consist of three reportable segments based on similar economic characteristics, the nature of products and production processes, end-use markets, channels of distribution, and regulatory environments: Indoor Intelligence, SAVES, and Shoom.
The Company completed the Enterprise Apps Spin-off during the three months ended March 31, 2023. Design Reactor was entirely part of the Indoor Intelligence business segment. As a result, the Company met the requirements of ASC 205-20 to report the results of the Design Reactor business as discontinued operations. The operating results for Design Reactor have been reclassified to discontinued operations and are no longer reported in the Indoor Intelligence business segment. See Note 25 for further details. There were no changes to the Company's reportable segments as result of the Enterprise Apps Spin-off.
Gross profit is the primary measure of segment profitability used by the Company’s Chief Operating Decision Maker ("CODM").
Revenues and gross profit segments consisted of the following (in thousands):

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
Note 18 - Segments (continued)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue by Segment
Indoor Intelligence	$782	$1,327	$3,531	$4,061
SAVES	760	591	2,221	2,051
Shoom	474	517	1,425	1,548
Total segment revenue	$2,016	$2,435	$7,177	$7,660

Gross profit by Segment
Indoor Intelligence	$488	$882	$2,379	$2,623
SAVES	665	341	1,938	1,315
Shoom	412	456	1,228	1,313
Gross profit by Segment	$1,565	$1,679	$5,545	$5,251

Income (loss) from operations by Segment
Indoor Intelligence	$(9,259)	$(5,169)	$(24,108)	$(19,304)
Saves	(51)	(438)	(490)	(1,817)
Shoom	228	144	677	573
Loss from operations by Segment	$(9,082)	$(5,463)	$(23,921)	$(20,548)
The reporting package provided to the Company's CODM does not include the measure of assets by segment as that information isn't reviewed by the CODM when assessing segment performance or allocating resources.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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
The Company's assets measured at fair value consisted of the following at September 30, 2023 and December 31, 2022:

	Fair Value at September 30, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Investments in equity securities	189	178	—	11
Total assets	$189	$178	$—	$11

	Fair Value at December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Investments in equity securities	330	319	—	11
Total assets	$330	$319	$—	$11
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

The Company noted that there was no change in Level 3 instruments for which significant unobservable inputs were used to determine fair value for the nine months ended September 30, 2023. The following table is a reconciliation of assets for Level 3 investments for which significant unobservable inputs were used to determine fair value for the nine months ended September 30, 2023:

Level 3
Level 3 Investments
Balance at January 1, 2023	$11
Unrealized loss on equity securities	—
Balance at September 30, 2023	$11

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

	United States	Canada	India	Germany	United Kingdom	Ireland	Philippines	Eliminations	Total
For the Three Months Ended September 30, 2023:
Revenues by geographic area	$1,304	$—	$367	$725	$98	$6	$—	$(484)	$2,016
Operating (loss) income by geographic area	$(7,511)	$—	$41	$(1,343)	$(6)	$(263)	$—	$—	$(9,082)
Net (loss) income from continuing operations by geographic area	$(9,346)	$—	$41	$(1,274)	$(6)	$(263)	$—	$—	$(10,848)
For the Three Months Ended September 30, 2022:
Revenues by geographic area	$1,495	$—	$78	$880	$88	$—	$—	$(106)	$2,435
Operating (loss) income by geographic area	$(3,223)	$—	$30	$(1,974)	$19	$(292)	$(1)	$(22)	$(5,463)
Net (loss) income from continuing operations by geographic area	$(8,642)	$—	$(31)	$(1,926)	$19	$(292)	$—	$—	$(10,872)
For the Nine months ended September 30, 2023:
Revenues by geographic area	$4,559	$—	$1,160	$2,643	$327	$10	$—	$(1,522)	$7,177
Operating (loss) income by geographic area	$(20,267)	$—	$161	$(3,266)	$(11)	$(538)	$—	$—	$(23,921)
Net (loss) income from continuing operations by geographic area	$(27,031)	$—	$165	$(3,085)	$(11)	$(538)	$—	$1	$(30,499)
For the Nine Months Ended September 30, 2022:
Revenues by geographic area	$4,465	$—	$345	$2,851	$331	$6	$—	$(338)	$7,660
Operating (loss) income by geographic area	$(13,878)	$—	$114	$(6,082)	$78	$(756)	$(1)	$(23)	$(20,548)
Net (loss) income from continuing operations by geographic area	$(20,531)	$—	$53	$(5,938)	$78	$(756)	$—	$—	$(27,094)
As of September 30, 2023:
Identifiable assets by geographic area	$51,204	$—	$755	$19,580	$406	$80	$—	$(44,378)	$27,647
Long lived assets by geographic area	$2,141	$—	$61	$2,476	$—	$3	$—	$—	$4,681
As of December 31, 2022:
Identifiable assets by geographic area	$133,382	$5,484	$682	$19,599	$277	$19	$415	$(102,223)	$57,635
Long lived assets by geographic area	$2,538	$—	$3	$3,308	$1	$4	$—	$—	$5,854

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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
Reimbursable Expenses from New CXApp
In connection with the closing of the Enterprise Apps Spin-off and Business Combination and the terms of the Merger Agreement, New CXApp was obligated to reimburse the Company for certain transaction expenses related to the Business Combination. As of September 30, 2023, New CXApp owed the Company approximately $0.9 million for reimbursable transaction expenses which is included in the prepaid and other current assets line of the Condensed Consolidated Balance Sheets.

During the three and nine months ended September 30, 2023, the Company incurred approximately $0.02 million and $0.3 million, respectively, in reimbursable expenses payable in connection with the terms and conditions of the Transition Services Agreement and was charged by CXApp for $0.02 million of reimbursable expenses under the Transition Services Agreement during the three months ended September 30, 2023, of which a net amount of $0.02 million was owed by CXApp to the Company as of September 30, 2023 and is included in other receivables on the Company’s Condensed Consolidated Balance Sheets.

Note 22 - XTI Merger Agreement
On July 24, 2023, Inpixon entered into an Agreement and Plan of Merger with XTI Aircraft Company (the “XTI Merger Agreement”).
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

(iii) Each warrant to purchase shares of XTI common stock outstanding and unexercised immediately prior to the Effective Time will be assumed by Inpixon and will become a warrant to purchase shares of Inpixon common stock with the number of

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
Note 22 - XTI Merger Agreement (continued)
shares of Inpixon common stock underlying such warrants and the exercise prices for such warrants will be adjusted to reflect the Exchange Ratio.

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
As a condition to closing the transactions contemplated by the XTI Merger Agreement (the “Proposed XTI Transaction”), Inpixon is required to complete the divestiture of its Shoom, SAVES and Game Your Game lines of business and investment securities, as applicable, by any lawful means, including a sale to one or more third parties, spin off, plan of arrangement, merger, reorganization, or any combination of the foregoing (the “Solutions Divestiture”). The Distribution (as defined below), if completed, would constitute part of the Solutions Divestiture.

On October 23, 2023, Inpixon entered into a Separation and Distribution Agreement (the “Separation Agreement”) with Grafiti Holding Inc., a British Columbia corporation and newly formed wholly-owned subsidiary of Inpixon (“Grafiti”). Additionally, on October 23, 2023, Inpixon entered into a Business Combination Agreement (the “Business Combination Agreement”), by and among Inpixon, Damon Motors Inc., a British Columbia corporation (“Damon”), Grafiti, and 1444842 B.C. Ltd., a British Columbia corporation and a newly formed wholly-owned subsidiary of Grafiti (“Amalco Sub”). Both the Separation Agreement and the Business Combination Agreement are outlined in Note 26.

XTI Promissory Note & Security Agreement

Pursuant to the Merger Agreement, on the first calendar day of the month following the date of the Merger Agreement and on the first calendar day of each month thereafter until the earlier of (i) four months following the date of the Merger Agreement and (ii) the Closing Date, Inpixon shall provide loans to XTI on a senior secured basis (each, a “Future Loan”), in such amounts requested by XTI in writing prior to the first calendar day of each such month. Each Future Loan will be in the principal amount of up to $500,000, and the aggregate amount of the Future Loans will be up to approximately $1.8 million (or such greater amount as Inpixon shall otherwise agree in its sole and absolute discretion). These Future Loans and security will be evidenced by a Senior Secured Promissory Note (the “Promissory Note”) and a Security and Pledge Agreement (the “Security Agreement”).

The Promissory Note provides an aggregate principal amount up to $2,313,407, which amount includes the principal sum of $525,000 which Inpixon previously advanced to XTI (the “Existing Loans”, collectively with the Future Loans, the “Inpixon Loans to XTI”) plus accrued interest on such amount, and the aggregate principal amount of the Future Loans. The Promissory Note will bear interest at 10% per annum, compounded annually, and for each Future Loan, beginning on the date the Future Loan is advanced to XTI. The Promissory Note balance and accrued interest as of September 30, 2023 is approximately $2.03 million and $0.04 million, respectively, and is included in the Company's condensed consolidated balance sheet in Notes and Other Receivables.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
Note 22 - XTI Merger Agreement (continued)

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

Transaction Bonus Plan

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

A “Contemplated Transaction” refers to a strategic alternative transaction including an asset sale, merger, reorganization, spin-off or similar transaction (a “Strategic Transaction”) that results in a change of control as defined in the Plan. A Qualifying Transaction refers to a Strategic Transaction that does not result in a change of control for which bonuses may be paid pursuant to the Plan as approved by the Committee. The XTI Proposed Transaction is expected to qualify as a Contemplated Transaction. The bonuses included in the Plan include a cash bonus equal to 100% of the individual's aggregate annual base salary and target bonus amounts, a cash bonus equal to an aggregate amount of 4% of the applicable transaction value, and an equity-based bonus, such as options or restricted stock.

Note 23 - Leases
The Company has operating leases for administrative offices in the United States (California), India, the United Kingdom and Germany.

As part of the acquisition of IntraNav on December 9, 2021. the Company acquired right-of-use assets and lease liabilities related to an operating lease for an office space (the IntraNav office) located in Frankfurt, Germany. This lease expires on January 6, 2025 and the current lease rate is approximately $9,105 per month.

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
Right-of-use assets are summarized below (in thousands):

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
Note 23 - Leases (continued)

	As of September 30, 2023	As of December 31, 2022
Palo Alto, CA Office	$630	$630
Hyderabad, India Office	19	—
Ratingen, Germany Office	84	85
Berlin, Germany Office	500	508
Frankfurt, Germany Office	291	294
Less accumulated amortization	(1,148)	(986)
Right-of-use asset, net	$376	$531
Lease expense for operating leases recorded in the balance sheet is included in operating costs and expenses and is based on the future minimum lease payments recognized on a straight-line basis over the term of the lease plus any variable lease costs. Operating lease expenses, inclusive of short-term and variable lease expenses, recognized in our condensed consolidated statement of income for the three months ended September 30, 2023 and 2022 was $0.2 million and $0.1 million, respectively, and for the nine months ended September 30, 2023 and 2022 was $0.5 million and $0.5 million, respectively.
Lease liability is summarized below (in thousands):

	As of September 30, 2023	As of December 31, 2022
Total lease liability	$386	$545
Less: short term portion	(198)	(211)
Long term portion	$188	$334
Maturity analysis under the lease agreement is as follows (in thousands):

Three months ending December 31, 2023	$53
Year ending December 31, 2024	210
Year ending December 31, 2025	107
Year ending December 31, 2026	40
Year ending December 31, 2027	—
Year ending December 31, 2028 and thereafter	—
Total	$410
Less: Present value discount	(24)
Lease liability	$386
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the date of adoption of ASC 842, "Leases" ("ASC 842"). As of September 30, 2023, the weighted average remaining lease term is 2.2 years and the weighted average discount rate used to determine the operating lease liabilities was 3.9%.
Note 24 - Commitments and Contingencies
Litigation
Certain conditions may exist as of the date the consolidated financial statements are issued which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company, or unasserted claims that may result in such proceedings, the

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
Note 24 - Commitments and Contingencies (continued)
Company evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein.
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
On August 21, 2023, a purported Inpixon shareholder filed a lawsuit in the United States District Court for the Northern District of California against Inpixon and its directors. Another shareholder filed a substantially similar suit in the same court against the same parties on August 24, 2023. The cases are styled Busby v. Inpixon, Case No. 3:23-cv-04249 (N.D. Cal.) and Panovski v. Inpixon, Case No. 4:23-cv-04330-KAW (N.D. Cal.). Both suits allege that Inpixon filed a purportedly misleading Form S-4 on August 14, 2023 that omits material information regarding the process leading to the XTI transaction as described in Note 22 to the Condensed Consolidated Financial Statements and the analysis performed by Inpixon’s financial advisor in connection with the merger. The suits assert claims under Section 14(a) and Section 20 of the Securities Exchange Act and seek injunctive relief, damages, costs, attorneys’ fees, and other relief. Inpixon has also received demand letters from multiple purported Inpixon shareholders alleging that the Form S-4 omits or misstates material information regarding similar topics as alleged in the lawsuits, as well as material information pertaining to other topics, including information pertaining to the compensation and business or financial relationships of Inpixon’s financial advisor for the proposed transaction. The letters demand that Inpixon make supplemental disclosures to correct the alleged misstatements and omissions. It is possible that Inpixon may be named in additional suits or receive additional demand letters containing similar allegations or asserting additional allegations or claims regarding the XTI business combination.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

Note 25 - Discontinued Operations

On March 14, 2023, the Company completed the divestiture of its Enterprise Apps Business and certain related assets and liabilities through a spin-off of CXApp Holding Corp., a Delaware corporation ("Legacy CXApp") to Inpixon’s shareholders of record as of March 6, 2023 (the “Record Date”) on a pro rata basis. This Enterprise Apps Spin-off was considered a strategic shift that has a major impact on the Company, and therefore, the results of operations are recorded as a component of "Earnings (loss) from discontinued operations, net of income taxes" in the Condensed Consolidated Statements of Operations for all periods presented. The Company noted that Legacy CXApp was part of the Company’s Indoor Intelligence segment. The net assets distributed as a result of the Enterprise Apps Spin-off was $24.2 million. Included within the $24.2 million dividend recorded to Additional Paid in Capital as a result of the deconsolidation of CXApp through distribution to shareholders recorded during the three months ended March 31, 2023, is approximately $1.2 million in accumulated other comprehensive income that was recognized as a result of those distributed assets and liabilities included in the foreign operations of CXApp.

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Revenues	$1,742	$1,620	$6,473
Cost of Revenues	499	483	1,628
Gross Profit	1,243	1,137	4,845

Operating Expenses
Research and development	2,508	1,514	6,929
Sales and marketing	1,121	988	3,797
General and administrative	3,767	1,644	11,207
Earnout compensation benefit	—	—	(2,827)
Acquisition related costs	—	—	16
Transaction costs	—	1,043	—
Impairment of goodwill	—	—	5,540
Amortization of intangibles	971	805	2,919
Total Operating Expenses	8,367	5,994	27,581

Loss from Operations	(7,124)	(4,857)	(22,736)

Interest (expense)/income, net	(6)	1	3
Other income/(expense)	9	—	9
Total Other Income (Expense)	3	1	12

Loss from discontinued operations, before tax	(7,121)	(4,856)	(22,724)
Income tax provision	—	—	(62)
Loss from discontinued operations, net of tax	$(7,121)	$(4,856)	$(22,786)

Cash used in operating activities by the Enterprise Apps Business totaled approximately $0.8 million and $14.6 million for the nine months ended September 30, 2023 and 2022, respectively. Cash provided by investing activities from the Enterprise Apps Business totaled approximately $0.1 million for the nine months ended September 30, 2023 and cash used in investing activities by the Enterprise Apps Business totaled approximately $0.4 million for the nine months ended September 30, 2022.

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

Note 25 - Discontinued Operations (continued)

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

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
Note 26 - Subsequent Events
From October 1, 2023 through the date of this filing, the Company exchanged approximately $1.6 million of the outstanding principal and interest under the July 2022 10% Note Purchase Agreement and Promissory Note for 15,996,373 shares of the Company's common stock at prices from $0.0984 to $0.1044 per share.
Third Party Note Payable

On October 31, 2023, Game Your Game, Inc., a subsidiary of Inpixon, entered into a Note Conversion Agreement with Rick Clemmer (the "Holder") pursuant to which the approximately $1.5 million outstanding principal and interest balance of the promissory notes held by the Holder will be converted into 1,461,640 shares of Game Your Game, Inc. common stock, par value $0.001 per share. As of September 30, 2023, the outstanding principal on the promissory notes is $1.2 million and is reflected within short-term debt on the Condensed Consolidated Balance Sheet and the outstanding interest on the promissory notes is $0.3 million and is included within accrued liabilities on the Condensed Consolidated Balance Sheet.

Change in Ownership Percentage of Game Your Game, Inc. Subsidiary

On October 31, 2023, the Company entered into a Note Conversion Agreement with Game Your Game, Inc. pursuant to which approximately $5.2 million outstanding principal balance of the related party notes held by the Company will be converted to 5,207,595 shares of Game Your Game, Inc. common stock, par value $0.001 per share. As of September 30, 2023, the Company owned 55.4% of Game Your Game, Inc. After the conversion, the Company owns 75.4% of Game Your Game, Inc.

Divestiture of SAVES Line of Business and Subsequent Business Combination with Damon Motors Inc.
As discussed in Note 22, on July 24, 2023, Inpixon entered into an Agreement and Plan of Merger with XTI Aircraft Company. On October 23, 2023, Inpixon entered into a Separation and Distribution Agreement (the “Separation Agreement”) with Grafiti Holding Inc. (“Grafiti”), pursuant to which Inpixon plans to transfer to Grafiti all of the outstanding shares of Inpixon Ltd., a United Kingdom (the “UK”) limited company that operates Inpixon’s SAVES line of business in the UK (“Inpixon UK”), such that Inpixon UK will become a wholly-owned subsidiary of Grafiti (the “Reorganization”). Following the Reorganization and subject to conditions in the Separation Agreement, Inpixon will spin off Grafiti (the “Spin-off”) by distributing to Inpixon stockholders and certain securities holders as of a record date to be determined (the “Participating Security holders”) on a pro rata basis all of the outstanding common shares of Grafiti (the “Grafiti Common Shares”) owned by Inpixon (the “Distribution”), subject to certain lock-up restrictions and subject to registration of the Grafiti Common Shares, as further described below.

On October 23, 2023, Inpixon also entered into a Business Combination Agreement (the “Business Combination Agreement”), by and among Inpixon, Damon Motors Inc., a British Columbia corporation (“Damon”), Grafiti, and 1444842 B.C. Ltd., a British Columbia corporation and a newly formed wholly-owned subsidiary of Grafiti (“Amalco Sub”), pursuant to which it is proposed that Amalco Sub and Damon amalgamate under the laws of British Columbia, Canada with the amalgamated company (the “Damon Surviving Corporation”) continuing as a wholly-owned subsidiary of Grafiti (the “Damon Business Combination”). The Damon Business Combination is subject to material conditions, including approval of the Damon Business Combination by securities holders of Damon, approval of the issuance of Grafiti Common Shares to Damon securities holders pursuant to the Business Combination Agreement by a British Columbia court after a hearing upon the fairness of the terms and conditions of the Business Combination Agreement as required by the exemption from registration provided by Section 3(a)(10) under the Securities Act, and approval of the listing of the Grafiti Common Shares on the Nasdaq Stock Market (“Nasdaq”) after giving effect to the Damon Business Combination. Upon the consummation of the Damon Business Combination (the “Closing”), both Inpixon UK and the Damon Surviving Corporation will be wholly-owned subsidiaries of Grafiti.

Holders of Grafiti Common Shares, including Participating Security holders and management that hold Grafiti Common Shares immediately prior to the closing of the Damon Business Combination, are anticipated to retain approximately 18.75% of the outstanding capital stock of the combined company determined on a fully diluted basis, which includes up to 5% in equity incentives which may be issued to Inpixon management.

On October 26, 2023, Inpixon purchased a convertible note from Damon in an aggregate principal amount of $3.0 million (the “Bridge Note”) together with the Bridge Note Warrant (as defined below) pursuant to a private placement, for a purchase price

INPIXON AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

Note 26 - Subsequent Events (continued)
of $3.0 million. The Bridge Note has a 12% annual interest rate, payable 12 months from June 16, 2023. The full principal balance and interest on the Bridge Note will automatically convert into common shares of Damon upon the public listing of Damon or a successor issuer thereof on a national securities exchange (a “Public Company Event”). Inpixon will receive a five-year warrant to purchase 1,096,321 Damon Common Shares in connection with the Bridge Note (“Bridge Note Warrant”) at an exercise price as defined in the Bridge Note Warrant. The Bridge Note Warrant contains a cashless exercise option if the warrant shares are not covered by an effective registration statement within 180 days following the consummation of the Public Company Event, and also a full ratchet price protection feature. If the Damon Business Combination is consummated, the Bridge Note will be converted into Grafiti Common Shares upon consummation of the Damon Business Combination and the Bridge Note Warrant will become exercisable for Grafiti Common Shares.

XTI Promissory Note & Security Agreement

As discussed in Note 22, Inpixon is providing loans to XTI on a senior secured basis. On November 14, 2023, the maximum principal amount under the XTI Promissory Note was increased to $3.1 million. As of the filing date of these financial statements, the principal balance on the loan to XTI is approximately $2.7 million.

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

Overview of Our Business

Inpixon is the Indoor Intelligence™ company. Our solutions and technologies help organizations enable smarter, safer and more secure environments. Inpixon customers can leverage our real-time positioning and analytics technologies to achieve higher levels of productivity and performance, increase safety and security, and drive a more connected environment. We specialize in providing real-time location systems (RTLS) for the industrial sector. As the manufacturing industry has evolved, RTLS technology has become a crucial aspect of Industry 4.0. Our RTLS solution leverages cutting-edge technologies such as IoT, AI, and big data analytics to provide real-time tracking and monitoring of assets, machines, and people within industrial environments. With our RTLS, businesses can achieve improved operational efficiency, enhanced safety and reduced costs. By having real-time visibility into operations, industrial organizations can make informed, data-driven decisions, minimize downtime, and ensure compliance with industry regulations. With our RTLS, industrial businesses can transform their operations and stay ahead of the curve in the digital age.

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

We experienced a net loss from continuing operations of approximately $30.5 million and approximately $27.1 million for the nine months ended September 30, 2023 and 2022, respectively. We cannot assure that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. In order to continue our operations, we have supplemented the revenues we earned with proceeds from the sale of our equity and debt securities and proceeds from loans and bank credit lines.

Global Events

Certain global events, such as the recent military conflict between Russia and Ukraine and Israel and Hamas, and other general economic factors that are beyond our control may impact our results of operations. These factors can include interest rates; recession; inflation; the threat or possibility of war, terrorism or other global or national unrest; political or financial instability; and other matters that influence our customers spending. Increasing volatility in financial markets and changes in the economic climate could adversely affect our results of operations. We also expect that supply chain interruptions and constraints, and increased costs on parts, materials and labor may continue to be a challenge for our business. The impact that these global events will have on general economic conditions is continuously evolving and the impact that they will have on our results of operations continues to remain uncertain. There are no assurances that we will not be materially adversely effected.

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

In September of 2022, we entered into an Agreement and Plan of Merger in connection with the spin-off and sale of our enterprise apps business which was consummated on March 14, 2023. Additionally, on July 24, 2023, the Company entered into an Agreement and Plan of Merger with XTI Aircraft Company (the "XTI Merger Agreement"). (See "Recent Events - XTI Transaction" below for more details). In addition, on or around the effective time of the merger with XTI we intend to effect a transaction for the divestiture of our Shoom, SAVES and Game Your Game lines of business and investment securities, as applicable, by any lawful means, which may include a sale to one or more third parties, spin off, plan of arrangement, merger, reorganization, or any combination of these. On October 23, 2023, we entered into a Separation and Distribution Agreement (the “Separation Agreement”) with Grafiti Holding Inc., a British Columbia corporation and newly formed wholly-owned subsidiary of Inpixon (“Grafiti”), in connection with the spin-off of Inpixon Limited which operates our SAVES business in the United Kingdom. (See "Recent Events - Spin-off - Grafiti Holding, Inc." below for more details).

We also entered into a Business Combination Agreement (the “Business Combination Agreement”), by and among Inpixon, Damon Motors Inc., a British Columbia corporation (“Damon”), Grafiti, and 1444842 B.C. Ltd., a British Columbia corporation and a newly formed wholly-owned subsidiary of Grafiti (“Amalco Sub”), pursuant to which it is proposed that Amalco Sub and Damon amalgamate under the laws of British Columbia, Canada with the amalgamated company (the “Damon Surviving Corporation”) continuing as a wholly-owned subsidiary of Grafiti (the “Damon Business Combination”). (See "Recent Events - Damon Business Combination" below for more details).

Recent Events

At-The-Market (ATM) Program

On July 22, 2022, we entered into an Equity Distribution Agreement (the “Sales Agreement”) with Maxim Group LLC ("Maxim") under which we may offer and sell shares of our common stock having an aggregate offering price of up to $25 million (the "Shares") from time to time through Maxim, acting exclusively as our sales agent (the “ATM Offering”). Maxim is entitled to compensation at a fixed commission rate of 3.0% of the gross sales price per Share sold excluding Maxim's costs and out-of-pocket expenses incurred in connection with its services, including the fees and out-of-pocket expenses of its legal counsel. On June 13, 2023, the Company entered into an amendment to the Sales Agreement with Maxim, pursuant to which the aggregate offering price of the ATM Offering was increased from $25.0 million to approximately $27.4 million. During the nine months ended September 30, 2023, the Company sold 70,375,554 shares of common stock at share prices between $0.139609 and $1.86 per share under the Sales Agreement for gross proceeds of approximately $27.4 million or net proceeds of $26.5 million after deducting the placement agency fees and other offering expenses. The Company is currently subject to the SEC’s “baby shelf rules,” as of April 17, 2023, which prohibits companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period. These rules may limit future issuances of shares by the Company under the Sales Agreement or other offerings pursuant to the Company’s effective shelf registration statement on Form S-3.

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
During the three months ended September 30, 2023, the Company entered into exchange agreements with Streeterville, pursuant to which the Company and Streeterville agreed to: (i) partition new promissory notes in the form of the July 2022 Note equal to approximately $3.2 million and then cause the outstanding balance of the July 2022 Note to be reduced by approximately $3.2 million; and (ii) exchange the partitioned notes for the delivery of 18,144,158 shares of the Company’s common stock, at effective prices between $0.1277 and $0.2272 per share.
From October 1, 2023 through the date of this filing, the Company exchanged approximately $1.6 million of the outstanding principal and interest under the July 2022 10% Note Purchase Agreement and Promissory Note for 15,996,373 shares of the Company's common stock at prices from $0.0984 to $0.1044 per share, calculated in accordance with Nasdaq's “minimum price” as defined by Nasdaq Listing Rule 5635(d).

Compliance with Nasdaq Continued Listing Requirements

On April 14, 2023, the Company received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days beginning on March 2, 2023, and ending on April 13, 2023, the Company no longer meets the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided a period of 180 calendar days, or until October 11, 2023, in which to regain compliance. In order to regain compliance with the minimum bid price requirement, the closing bid price of our common stock must be at least $1 per share for a minimum of ten consecutive business days during this 180-day period. The Company was not able to regain compliance within this 180-day period; however, on October 12, 2023,the Company received notice from Nasdaq that it was granted an additional 180 calendar days, or until April 8, 2024 to regain compliance with the minimum bid price requirement.

On November 9, 2023, the Company received notice (the “November 9 Letter”) from Nasdaq that Nasdaq had determined that as of November 8, 2023, the Company’s securities had a closing bid price of $0.10 or less for ten consecutive trading days triggering application of Listing Rule 5810(c)(3)(A)(iii) which states in part: if during any compliance period specified in Rule 5810(c)(3)(A), a company’s security has a closing bid price of $0.10 or less for ten consecutive trading days, the Listing Qualifications Department shall issue a Staff Delisting Determination under Rule 5810 with respect to that security (the “Low Priced Stocks Rule”). As a result, the Staff has issued a letter notifying the Company of its determination to delist the Company’s securities from Nasdaq effective as of the opening of business on November 20, 2023, unless the Company requests an appeal of the Staff’s determination on or prior to November 16, 2023, pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series.

The Company requested a hearing before the Nasdaq Hearings Panel (the “Panel”) to appeal the determination described in the November 9 Letter and to address compliance with the Low-Priced Stocks Rule and a hearing was scheduled for February 22, 2024. The Company may cure the bid price deficiency to regain compliance with the Low Priced Stock Rule by effecting a reverse stock split to increase the price per share of its common stock. A reverse stock split also would be expected to allow the Company to regain compliance with the minimum bid price requirement. At a special meeting of stockholders held on September 29, 2023, the Company obtained the necessary stockholder approval of an amendment to the Company’s articles of incorporation to effect a reverse stock split of the Company’s outstanding common stock, at a ratio between 1-for-2 and 1-for-50 (the “Reverse Split Ratio”), to be determined at the discretion of the Company’s board of directors. The Company also intends to seek an increase in the Reverse Split Ratio for the purpose of satisfying the bid price requirements applicable for initial listing applications in connection with the closing of the XTI transaction. The proposed transaction between the Company and XTI is anticipated to close prior to the end of this year and as a result, the Company expects that it will be able to cure the bid price deficiencies in connection with the closing of the XTI transaction.

The November 9 Letter has no immediate effect on the listing of the Company’s common stock and its common stock will continue to be listed on the Nasdaq Capital Market under the symbol “INPX”. While the appeal process is pending, the suspension of trading of the Company’s common stock would be stayed and the Company’s common stock would continue to trade on The Nasdaq Capital Market until the hearing process concludes and the Panel issues a written decision.

Amendments to By-Laws

On September 18, 2023, the Company’s Board of Directors(the “Board”) approved two amendments to the Company’s amended and restated by-laws, as amended (the “By-Laws”), effective as of the date of the Board’s approval (“By-Laws Amendment No. 3” and “By-Laws Amendment No. 4,” respectively), pursuant to NRS 78.120(2) of Chapter 78 of the Nevada Revised Statutes (the “NRS”). By-Laws Amendment No. 3 gives the Board the full power and authority to amend the By-Laws as permitted by the NRS. By-Laws Amendment No. 4 (i) revises certain By-Laws relating to the removal of directors and the filling of vacancies on the Board to be consistent with NRS 78.335 and (ii) reduces the quorum requirement for all meetings of stockholders (unless otherwise provided by the NRS, the Company’s articles of incorporation or the By-Laws) from the presence, in person or by proxy, of a majority of the outstanding shares of stock entitled to vote to the presence, in person or by proxy, of one-third of the outstanding shares of stock entitled to vote, as permitted pursuant to NRS 78.320(1) and Nasdaq Listing Rule 5620(c).
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

The May 2023 Warrants were determined to be within the scope of ASC 480 as they represent obligations to the Company, as the Company is obligated to redeem any May 2023 Warrants that have not been exercised at the Termination Date. As such, the Company recorded the May 2023 Warrants at fair value on the issuance date. The May 2023 Warrants are subsequently measured as if the May 2023 Warrants were to be settled on the current redemption value with subsequent changes recognized as interest cost. The grant date fair value of the Warrants was determined to be $1.48 million at the date of issuance, and the fair value of the Warrants was determined to be approximately $1.50 million as of September 30, 2023. The fair value of the Warrants are reflected within Warrant Liability on the Condensed Consolidated Balance Sheet, and the change in fair value as interest expense is reported in the Condensed Consolidated Statement of Operations.
During July 2023, the Company issued 9,000,000 shares of common stock in connection with the exercise of 9,000,000 warrants with an exercise price of $0.26 per share in connection with the May 2023 warrant offering for which the Company received gross proceeds of approximately $2.3 million.
XTI Transaction
Merger Agreement

On July 24, 2023, the Company entered into an Agreement and Plan of Merger (as it may be amended from time to time, the “XTI Merger Agreement”) by and among Inpixon, Superfly Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Inpixon (“Merger Sub”), and XTI Aircraft Company, a Delaware corporation (“XTI”). The XTI Merger Agreement was unanimously approved by Inpixon’s and XTI’s board of directors. If the XTI Merger Agreement is approved by Inpixon’s and XTI’s stockholders (and the other closing conditions are satisfied or waived in accordance with the Merger Agreement), and the transactions contemplated by the Merger Agreement are consummated, Merger Sub will merge with and into XTI, with XTI surviving the merger as a wholly-owned subsidiary of Inpixon (collectively, the “XTI Proposed Transaction”). In addition, upon the consummation of the XTI Proposed Transaction (the “Closing,” and the date of the Closing, the “Closing Date”), Inpixon will be renamed “XTI Aerospace, Inc.” (the “Name Change”). Inpixon upon the Closing is referred to herein as the “combined company.”
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

In addition, pursuant to a Financial Advisory and Investment Banking Services Agreement dated May 16, 2023, between Inpixon and Maxim Group LLC (“Maxim”) (the “Maxim Agreement”), as part of compensation for Maxim’s services in connection with the transaction, Inpixon has agreed to pay to Maxim, upon Closing, a cash fee equal to $800,000 (the “Cash

Fee”), and to issue to Maxim (or its designees) registered common stock of Inpixon pursuant to the applicable registration statement on Form S-4 for the transaction, if permitted under SEC rules, or unregistered stock if not permitted, equal to the quotient obtained by dividing $1,000,000 by the closing price of Inpixon common stock as reported by Nasdaq on the date immediately preceding the announcement of the transaction, at the closing of the transaction. However, to the extent that Maxim would beneficially own more than 4.99% of the number of shares of Inpixon common stock outstanding immediately after giving effect to such issuance, then Maxim will receive rights to such remaining amount of shares in accordance with a rights to shares agreement, in such form reasonably acceptable to the parties. Based on the closing price of Inpixon common stock as of July 24, 2023, which equals $0.1523 per share, Maxim will be entitled to approximately 6,565,988 shares of Inpixon common stock in connection with the Closing of the XTI Proposed Transaction. These shares will be issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act, if they are not registered.

The foregoing description of the Merger Agreement and the XTI Proposed Transaction does not purport to be complete and is qualified in its entirety by the terms and conditions of the Merger Agreement, a copy of which is attached as Exhibit 2.1 to this Form 10-Q and incorporated herein by reference.

XTI Promissory Note & Security Agreement

Pursuant to the Merger Agreement, on the first calendar day of the month following the date of the Merger Agreement and on the first calendar day of each month thereafter until the earlier of (i) four months following the date of the Merger Agreement and (ii) the Closing Date, Inpixon shall provide loans to XTI on a senior secured basis (each, a “Future Loan”), in such amounts requested by XTI in writing prior to the first calendar day of each such month. Each Future Loan will be in the principal amount of up to $500,000, and the aggregate amount of the Future Loans will be up to $1,775,000 (or such greater amount as Inpixon shall otherwise agree in its sole and absolute discretion). These Future Loans and security will be evidenced by a Senior Secured Promissory Note (the “XTI Promissory Note”) and a Security and Pledge Agreement (the “Security Agreement”).

The XTI Promissory Note provides an aggregate principal amount up to $2,313,407, which amount includes the principal sum of $525,000 which Inpixon previously advanced to XTI (the “Existing Loans”, collectively with the Future Loans, the “Inpixon Loans to XTI”) plus accrued interest on such amount, and the aggregate principal amount of the Future Loans. The XTI Promissory Note will bear interest at 10% per annum, compounded annually, and for each Future Loan, beginning on the date the Future Loan is advanced to XTI. The XTI Promissory Note is included in the Company's condensed consolidated balance sheet as of September 30, 2023 in Notes Receivable. On November 14, 2023, the principal amount under the XTI Promissory Note was increased to approximately $3.1 million. As of the date of this filing, the principal balance on the loan to XTI is approximately $2.7 million.

The outstanding principal amount under the XTI Promissory Note, together with all accrued and unpaid interest, shall be due and payable upon the earlier of (a) December 31, 2023, (b) when declared due and payable by Inpixon upon the occurrence of an event of default, or (c) within three business days following termination of the XTI Merger Agreement (i) by XTI because the XTI Board adopts a superior proposal prior to delivering the XTI Stockholder Consent, or (ii) by Inpixon because the XTI Board has made a change in recommendation, or XTI has breached or failed to perform in any material respect any of its covenants and agreements regarding obtaining its required stockholder approval or non-solicitation. The XTI Promissory Note will be forgiven and of no further force if the XTI Merger Agreement is terminated by the Inpixon Board because it adopts a superior proposal prior to obtaining the required Inpixon stockholder approval, subject to Inpixon’s rights and remedies under the Promissory Note, the Security Agreement, and the Merger Agreement. If the XTI Merger Agreement is terminated by XTI because the Inpixon Board makes a change in recommendation or Inpixon is in material breach of its covenants and agreements regarding obtaining its required stockholder approval or non-solicitation, the maturity date of the XTI Promissory Note will be extended to December 31, 2024.

The Security Agreement grants Inpixon a first priority security interest in and lien upon all of XTI’s property to secure the repayment of the XTI Promissory Note.
.
Transaction Bonus Plan in connection with Completed Transaction

As described in Inpixon’s current report on Form 8-K filed on March 20, 2023, on March 14, 2023, Inpixon completed a reorganization involving the transfer of Inpixon’s CXApp and enterprise app business lines to a subsidiary of Inpixon, followed by a distribution of shares of such subsidiary to Inpixon’s equity holders. The reorganization was followed by a subsequent business combination transaction between such former subsidiary and KINS Technology Group Inc., a special purpose acquisition company which was renamed CXApp, Inc. upon the consummation of the business combination (collectively, the “Completed Transaction”).

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

During the three months ended September 30, 2023, the Company paid approximately $3.5 million to the company management and former management under the Transaction Bonus Plan which settled the amount in full and no amounts were owed under the plan as of September 30, 2023.

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

A “Contemplated Transaction” refers to a strategic alternative transaction including an asset sale, merger, reorganization, spin-off or similar transaction (a “Strategic Transaction”) that results in a change of control as defined in the Plan. A Qualifying Transaction refers to a Strategic Transaction that does not result in a change of control for which bonuses may be paid pursuant to the Plan as approved by the Committee. The XTI Proposed Transaction is expected to qualify as a Contemplated Transaction.

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

During the three months ended September 30, 2023, the Company did not pay or accrue any bonuses under the Plan in connection with future strategic transactions.
Spin-off - Grafiti Holding, Inc.
On October 23, 2023, Inpixon entered into a Separation and Distribution Agreement (the “Separation Agreement”) with Grafiti Holding Inc., a British Columbia corporation and newly formed wholly-owned subsidiary of Inpixon (“Grafiti”), pursuant to which Inpixon plans to transfer to Grafiti all of the outstanding shares of Inpixon Ltd., a United Kingdom (the “UK”) limited company that operates Inpixon’s SAVES line of business in the UK (“Inpixon UK”), such that Inpixon UK will become a wholly-owned subsidiary of Grafiti (the “Reorganization”). Following the Reorganization and subject to conditions in the Separation Agreement, Inpixon will spin off Grafiti (the “Spin-off”) by distributing to Inpixon stockholders and certain securities holders as of a record date to be determined (the “Participating Security holders”) on a pro rata basis all of the outstanding common shares of Grafiti (the “Grafiti Common Shares”) owned by Inpixon (the “Distribution”), subject to certain lock-up restrictions and subject to registration of the Grafiti Common Shares pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or the Securities Act of 1933, as amended (the “Securities Act”), as further described below.
Damon Business Combination

On October 23, 2023, Inpixon also entered into a Business Combination Agreement (the “Business Combination Agreement”), by and among Inpixon, Damon Motors Inc., a British Columbia corporation (“Damon”), Grafiti, and 1444842 B.C. Ltd., a British Columbia corporation and a newly formed wholly-owned subsidiary of Grafiti (“Amalco Sub”), pursuant to which it is proposed that Amalco Sub and Damon amalgamate under the laws of British Columbia, Canada with the amalgamated company (the “Damon Surviving Corporation”) continuing as a wholly-owned subsidiary of Grafiti (the “Damon Business Combination”). The Damon Business Combination is subject to material conditions, including approval of the Damon Business Combination by securities holders of Damon, approval of the issuance of Grafiti Common Shares to Damon securities holders pursuant to the Damon Business Combination Agreement by a British Columbia court after a hearing upon the fairness of the terms and conditions of the Business Combination Agreement as required by the exemption from registration provided by Section 3(a)(10) under the Securities Act, and approval of the listing of the Grafiti Common Shares on the Nasdaq Stock Market (“Nasdaq”) after giving effect to the Damon Business Combination. Upon the consummation of the Damon Business Combination (the “Closing”), both Inpixon UK and the Damon Surviving Corporation will be wholly-owned subsidiaries of Grafiti, which will adopt a new name as determined by Damon. Grafiti, after the Closing, is referred to herein as the “combined company.” Pursuant to the Business Combination Agreement, the parties will take all necessary action so that at the Closing, the board of directors of the combined company will consist of such directors as Damon may determine, subject to the independent requirements under the Nasdaq rules, and provided that at least one director will be nominated by Grafiti.

Holders of Grafiti Common Shares, including Participating Security holders and management that hold Grafiti Common Shares immediately prior to the closing of the Damon Business Combination, are anticipated to retain approximately 18.75% of the outstanding capital stock of the combined company determined on a fully diluted basis, which includes up to 5% in equity incentives which may be issued to Inpixon management.

On October 23, 2023, Inpixon purchased a convertible note from Damon in an aggregate principal amount of $3.0 million (the “Bridge Note”) together with the Bridge Note Warrant (as defined below) pursuant to a private placement, for a purchase price of $3.0 million. The Bridge Note has a 12% annual interest rate, payable on the maturity date, which is twelve months from June 16, 2023. The full principal balance and interest on the Bridge Note will automatically convert into common shares of Damon upon the public listing of Damon or a successor issuer thereof on a national securities exchange (a “Public Company Event”). The number of shares issued upon conversion due to a Public Company Event will equal the quotient obtained by dividing (x) the outstanding principal and unpaid accrued interest on the date of a Public Company Event (or within ten trading days of a direct listing), if any, by (y) the lesser of the then applicable Conversion Price or Public Company Event Conversion Price, each as defined in the Bridge Note. The Bridge Note will contain customary covenants relating to Damon’s financials and operations. Inpixon will receive a five-year warrant to purchase 1,096,321 Damon Common Shares in connection with the Bridge Note (“Bridge Note Warrant”) at an exercise price as defined in the Bridge Note Warrant, in each case subject to adjustments for dividends, splits and subsequent equity sales by Damon. The Bridge Note Warrant contains a cashless exercise option if the warrant shares are not covered by an effective registration statement within 180 days following the consummation of the Public Company Event, and also a full ratchet price protection feature. If the Damon Business Combination is consummated, the Bridge Note will be converted into Grafiti Common Shares and the Bridge Note Warrant will become exercisable for Grafiti Common Shares.

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
Goodwill, Acquired Intangible Assets and Other Long-Lived Assets - Impairment Assessments
We have recorded goodwill and other indefinite-lived assets in connection with our historical acquisitions. Goodwill, which represents the excess of acquisition cost over the fair value of the net tangible and intangible assets of the acquired company, is not amortized. Indefinite-lived intangible assets are stated at fair value as of the date acquired in a business combination. The recoverability of goodwill is evaluated at least annually and when events or changes in circumstances indicate that the carrying amount may not be recoverable. A significant amount of judgment is involved in determining if an indicator of goodwill impairment has occurred. We have determined that we will operate and report in three reporting units: Indoor

Intelligence, SAVES, and Shoom. As of September 30, 2023, the Company's previously recorded goodwill has been fully impaired.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2023 compared to the Three Months Ended September 30, 2022
The following table sets forth selected consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	Three Months Ended September 30,
	2023		2022
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	$ Change	% Change*
Revenues	$2,016	100%	$2,435	100%	$(419)	(17)%
Cost of revenues	$451	22%	$756	31%	$(305)	(40)%
Gross profit	$1,565	78%	$1,679	69%	$(114)	(7)%
Operating expenses	$10,647	528%	$7,142	293%	$3,505	49%
Loss from operations	$(9,082)	(450)%	$(5,463)	(224)%	$(3,619)	(66)%
Other expense	$(1,763)	(87)%	$(5,409)	(222)%	$3,646	67%
Provision for income taxes	$(3)	—%	$—	—%	$(3)	—%
Net loss from continuing operations	$(10,848)	(538)%	$(10,872)	(446)%	$24	—%
Loss from discontinued operations, net of tax	$—	—%	$(7,121)	(292)%	$7,121	100%
Net loss attributable to stockholders of Inpixon	$(10,384)	(515)%	$(17,591)	(722)%	$7,207	41%
*    Amounts used to calculate dollar and percentage changes are based on numbers in the thousands. Accordingly, calculations in this item, which may be rounded to the nearest hundred thousand, may not produce the same results.
Revenues

Revenues for the three months ended September 30, 2023 were $2.0 million compared to $2.4 million for the comparable period in the prior year for a decrease of approximately $0.4 million, or approximately 17%. This decrease is primarily attributable to the decrease in Indoor Intelligence sales due to longer sales cycles.
Cost of Revenues
Cost of revenues for the three months ended September 30, 2023 were $0.5 million compared to $0.8 million for the comparable period in the prior year. This decrease in cost of revenues of approximately $0.3 million, or approximately 40%, was primarily attributable to lower cost of revenues on the SAVES product line and lower revenue in the IIOT business.
Gross Profit
The gross profit margin for the three months ended September 30, 2023 was 78% compared to 69% for the three months ended September 30, 2022. This increase in margin is primarily due to lower cost of goods on the SAVES and indoor intelligence product lines during the year.
Operating Expenses
Operating expenses for the three months ended September 30, 2023 were $10.6 million and $7.1 million for the comparable period ended September 30, 2022. This increase of approximately $3.5 million is primarily attributable to the acquisition and transaction costs incurred in the three months ended September 30, 2023.

Other Income (Expense)
Other income/expense for the three months ended September 30, 2023 was a loss of $1.8 million compared to a loss of $5.4 million for the comparable period in the prior year. This decrease in loss of approximately $3.6 million is primarily attributable to the unrealized loss on the FOXO shares in the three months ended September 30, 2022.
Provision for Income Taxes
The provision for income tax for the three months ended September 30, 2023 and 2022 was immaterial.
Loss from Discontinued Operations, net of tax
Loss from discontinued operations, net of tax, for the three months ended September 30, 2023 was zero compared to $7.1 million for the comparable period in the prior year. There is no loss from discontinued operations in the three months ended September 30, 2023 as those operations were spun off in the three months ended March 31, 2023 period.
Nine Months Ended September 30, 2023 compared to the Nine Months Ended September 30, 2022
The following table sets forth selected condensed consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	For the Nine Months Ended September 30,
	2023		2022
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	$ Change	% Change*
Revenues	$7,177	100%	$7,660	100%	$(483)	(6)%
Cost of revenues	$1,632	23%	$2,409	31%	$(777)	(32)%
Gross profit	$5,545	77%	$5,251	69%	$294	6%
Operating expenses	$29,466	411%	$25,799	337%	$3,667	14%
Loss from operations	$(23,921)	(333)%	$(20,548)	(268)%	$(3,373)	(16)%
Other expense	$(4,090)	(57)%	$(6,524)	(85)%	$2,434	37%
Provision for income taxes	$(2,488)	(35)%	$(22)	—%	$(2,466)	—%
Net loss from continuing operations	$(30,499)	(425)%	$(27,094)	(354)%	$(3,405)	(13)%
Loss from Discontinued Operations, Net of Tax	$(4,856)	(68)%	$(22,786)	(297)%	$17,930	79%
Net loss attributable to stockholders of Inpixon	$(34,224)	(477)%	$(48,674)	(635)%	$14,450	30%
*    Amounts used to calculate dollar and percentage changes are based on numbers in the thousands. Accordingly, calculations in this item, which may be rounded to the nearest hundred thousand, may not produce the same results.
Revenues
Revenues for the nine months ended September 30, 2023 were $7.2 million compared to $7.7 million for the comparable period in the prior year for an decrease of approximately $0.5 million, or approximately 6%. This decrease is primarily due to longer sales cycles of the IIOT business.
Cost of Revenues
Cost of revenues for the nine months ended September 30, 2023 and 2022 were $1.6 million and $2.4 million, respectfully. This decrease in cost of revenues of approximately $0.8 million, or approximately 32%, was primarily attributable to lower cost of revenues on the SAVES product line and lower revenue in the IIOT business.
Gross Profit
The gross profit margin for the nine months ended September 30, 2023 was 77% compared to 69% for the nine months ended September 30, 2022. This increase in gross profit margin is primarily due to lower cost of goods on the SAVES product line during the year.

Operating Expenses

Operating expenses for the nine months ended September 30, 2023 were $29.5 million and $25.8 million for the comparable period ended September 30, 2022. This increase of $3.7 million is primarily attributable the acquisition costs and transactions costs in the nine months ended September 30, 2023 offset by the $2.0 million attributable to goodwill impairment in the nine months ended September 30, 2022.
Other (Expense) Income
Other expense for the nine months ended September 30, 2023 was a loss of $4.1 million as compared to a loss of $6.5 million for the nine months ended September 30, 2022. The nine months ended September 30, 2023 included higher interest expense on short term debt and the nine months ended September 30, 2022 included an approximate $7.1 million unrealized loss on FOXO and Sysorex equity securities.
Provision for Income Taxes
Income tax expense totaled approximately $2.5 million and $0.02 million for the nine months ended September 30, 2023 and 2022, respectively. The income tax expense in the nine months ended September 30, 2023 includes a $2.6 million deferred tax expense to increase the valuation allowance, which is offset by a current tax benefit of $0.1 million, due to the Enterprise Apps Spin-off.
Loss from Discontinued Operations, Net of Tax
Loss from discontinued operations, net of tax for the nine months ended September 30, 2023 was $4.9 million compared to a loss of $22.8 million for the nine months ended September 30, 2022. The decrease in loss from discontinued operations was $17.9 million from the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 because the enterprise apps spin off occurred in March 2023, therefore there are only 3 months of discontinued operations in the nine months ended September 30, 2023 and nine months of discontinued operations in the nine months ended September 30, 2022. Additionally, the September 2022 period of discontinued operations includes approximately $5.5 million of goodwill impairment which is offset by a $2.8 million earnout compensation benefit.
Non-GAAP Financial information
EBITDA
EBITDA is defined as net income (loss) before interest, provision for (benefit from) income taxes, and depreciation and amortization. Adjusted EBITDA is used by our management as the matrix in which it manages the business. It is defined as EBITDA plus adjustments for other income or expense items, non-recurring items and non-cash stock-based compensation.
Adjusted EBITDA for the three months ended September 30, 2023 was a loss of $4.1 million compared to a loss of $1.4 million for the prior year period.
Adjusted EBITDA for the nine months ended September 30, 2023 was a loss of $14.0 million compared to a loss of $9.4 million for the prior year period.

The following table presents a reconciliation of net income (loss) attributable to stockholders of Inpixon, which is our GAAP operating performance measure, to Adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss attributable to Common Stockholders	$(10,384)	$(22,631)	$(34,224)	$(64,850)
Loss from discontinued operations, net of tax	—	7,121	4,856	22,786
Interest expense, net	818	234	4,300	65
Income tax provision	3	—	2,488	22
Depreciation and amortization	433	705	1,277	2,123
EBITDA	(9,130)	(14,571)	(21,303)	(39,854)
Adjusted for:
Non-recurring one-time charges:
Unrealized (gain)/loss on equity securities	(5,791)	5,854	(5,733)	7,110
Realized loss on equity securities	6,692	151	6,692	151
Unrealized gain on note	—	153	—	325
Acquisition transaction/financing costs	1,656	2	2,343	254
Professional service fees	—	—	—	8
Impairment of goodwill	—	—	—	2,030
Transaction costs	1,527	—	2,970	—
Accretion of Series 7 Preferred Stock	—	—	—	4,555
Accretion of Series 8 Preferred Stock	—	6,305	—	13,089
Deemed dividend for the modification related to Series 8 Preferred Stock	—	—	—	2,627
Deemed contribution for the modification related to warrants issued in connection with Series 8 Preferred Stock	—	—	—	(1,469)
Amortization premium- modification related to Series 8 Preferred Stock	—	(1,265)	—	(2,626)
Distribution of equity method investment shares to employees as compensation	—	—	666	—
Gain on equity securities	—	—	(1,142)	—
Loss on exchange of debt for equity	124	—	124	—
Unrealized foreign exchange (gains)/losses	354	1,019	209	1,143
Bad debts expense/provision	—	—	24	—
Reserve for inventory obsolescense	(8)	—	8	—
Stock-based compensation - compensation and related benefits	227	688	797	2,962
Severance costs	244	239	371	301
Adjusted EBITDA	$(4,105)	$(1,425)	$(13,974)	$(9,394)
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
Proforma Non-GAAP Net Income (Loss) per Share
Basic and diluted net loss per share for the three months ended September 30, 2023 was $0.16 compared to loss of $10.21 for the prior year period.
Basic and diluted net loss per share for the nine months ended September 30, 2023 was $0.96 compared to loss of $31.08 for the prior year period.
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
Proforma non-GAAP net loss per basic and diluted common share for the three months ended September 30, 2023 was $0.08 per share compared to a loss of $0.84 per share for the prior year period. Proforma non-GAAP net loss per basic and diluted common share for the nine months ended September 30, 2023 was a loss of $0.60 per share compared to a loss of $4.78 per share for the prior year period.

The following table presents a reconciliation of net loss per basic and diluted share, which is our GAAP operating performance measure, to proforma non-GAAP net loss per share for the periods reflected (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(thousands, except per share data)	2023	2022	2023	2022
Net loss attributable to stockholders of Inpixon	$(10,384)	$(22,631)	$(34,224)	$(64,850)
Adjustments:
Non-recurring one-time charges:
Loss from discontinued operations, net of tax	—	7,121	4,856	22,786
Unrealized (gain)/loss on equity securities	(5,791)	5,854	(5,733)	7,110
Realized loss on equity securities	6,692	151	6,692	151
Unrealized gain on note	—	153	—	325
Acquisition transaction/financing costs	1,656	2	2,343	254
Professional service fees	—	—	—	8
Impairment of goodwill	—	—	—	2,030
Transaction costs	1,527	—	2,970	—
Accretion of Series 7 Preferred Stock	—	—	—	4,555
Accretion of Series 8 Preferred Stock	—	6,305	—	13,089
Deemed dividend for the modification related to Series 8 Preferred Stock	—	—	—	2,627
Deemed contribution for the modification related to warrants issued in connection with Series 8 Preferred Stock	—	—	—	(1,469)
Amortization premium- modification related to Series 8 Preferred Stock	—	(1,265)	—	(2,626)
Distribution of equity method investment shares to employees as compensation	—	—	666	—
Gain on equity securities	—	—	(1,142)	—
Loss on exchange of debt for equity	124	—	124	—
Unrealized foreign exchange (gains)/losses	354	1,019	209	1,143
Bad debts expense/provision	—	—	24	—
Reserve for inventory obsolescence	(8)	—	8	—
Stock-based compensation - compensation and related benefits	227	688	797	2,962
Severance costs	244	239	371	301
Amortization of intangibles	221	511	671	1,640
Proforma non-GAAP net loss	$(5,138)	$(1,853)	$(21,368)	$(9,964)
Proforma non-GAAP net loss per common share - Basic and Diluted	$(0.08)	$(0.84)	$(0.60)	$(4.78)
Weighted average basic and diluted common shares outstanding	65,840,189	2,216,544	35,845,916	2,086,633
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
Liquidity and Capital Resources as of September 30, 2023
Our current capital resources and operating results as of and through September 30, 2023, consist of:
1)an overall working capital surplus of approximately $3.0 million;
2)cash and cash equivalents of approximately $13.5 million;
3)net cash used by operating activities for the nine months ended September 30, 2023 of $25.1 million.
The breakdown of our overall working capital surplus as of September 30, 2023 is as follows (in thousands):

Working Capital	Assets	Liabilities	Net
Cash and cash equivalents	$13,489	$—	$13,489
Accounts receivable, net / accounts payable	1,560	1,920	(360)
Inventory	3,355	—	3,355
Accrued liabilities	—	3,569	(3,569)
Operating lease obligation	—	198	(198)
Deferred revenue	—	1,315	(1,315)
Notes and other receivables / Short-term debt	2,210	11,165	(8,955)
Warrant liability	—	1,410	(1,410)
Other	1,949	—	1,949
Total	$22,563	$19,577	$2,986

Contractual Obligations and Commitments
Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered during our course of business. Our contractual obligations consists of operating lease liabilities and acquisition liabilities that are included in our consolidated balance sheet and vendor commitments associated with agreements that are legally binding. As of

September 30, 2023, the total obligation for capitalized operating leases is approximately $0.4 million, of which approximately $0.2 million is expected to be paid in the next twelve months.
As of September 30, 2023, we owed approximately $11.2 million in principal under promissory notes with third parties. This balance excludes intercompany amounts that are eliminated in the financial statements. These notes are payable within the next twelve months and the interest rate charged under the notes range from 8% to 10%. See Note 10 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q. In addition, as of September 30, 2023, we have accrued a liability for outstanding warrants, of $1.4 million. Each warrant is immediately exercisable for one share of Common Stock and will expire one year from the issuance date in May 2023 unless extended by the Company with the consent of the warrant holder. See Note 15 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.
As part of the XTI merger transaction, the Company agreed to provide XTI with $2.3 million in exchange for a senior secured promissory note. On November 14, 2023, the principal amount under this note was increased to approximately $3.1 million. As of September 30, 2023, the Company has provided approximately $2.0 million in principal of that balance. In addition, the Company agreed to make a best effort to have $10 million cash on hand at closing, inclusive of the $2.3 million convertible note. Additionally, at the signing of the business combination agreement with Damon on October 23, 2023, the Company agreed to and purchased a convertible note from Damon in an aggregate principal amount of $3.0 million.
Net cash used in operating activities during the nine months ended September 30, 2023 of $25.1 million consists of a net loss of $35.4 million offset by non-cash adjustments of approximately $8.9 million less net cash changes in operating assets and liabilities of approximately $1.4 million. Although the Company has sustained significant losses during nine months ended September 30, 2023, in addition to the cash we had on hand, we raised gross proceeds of approximately $27.4 million in connection with the ATM Offering described above and received $2.3 million from warrants exercised since January 1, 2023. Given our current cash balances, financing facilities and budgeted cash flow requirements, the Company believes such funds are sufficient to satisfy its working capital needs, capital asset purchases, debt repayments and other liquidity requirements associated with its existing operations for the next 12 months from the issuance date of the financial statements.
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
Liquidity and Capital Resources
The Company’s net cash flows used in operating, investing and financing activities for the nine months ended September 30, 2023 and 2022 and certain balances as of the end of those periods are as follows (in thousands):

	For the Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(25,090)	$(26,943)
Net cash (used in) provided by investing activities	(1,829)	36,748
Net cash provided financing activities	20,185	902
Effect of foreign exchange rate changes on cash	(12)	(34)
Net (decrease)/increase in cash and cash equivalents	$(6,746)	$10,673

	As of September 30, 2023	As of December 31, 2022
Cash and cash equivalents	$13,489	$10,235
Working capital surplus	$2,986	$5,152
Operating Activities for the nine months ended September 30, 2023
Net cash used in operating activities during the nine months ended September 30, 2023 was approximately $25.1 million. The cash flows related to the nine months ended September 30, 2023 consisted of the following (in thousands):

Net loss	$(35,355)
Non-cash income and expenses	8,905
Net change in operating assets and liabilities	1,360
Net cash used in operating activities	$(25,090)
The non-cash income and expense of approximately $8.9 million consisted primarily of the following (in thousands):

$2,310	Depreciation and amortization expenses
206	Amortization of right of use asset
797	Stock-based compensation expense attributable, warrants, restricted stock grants and options issued as part of Company operations
2,103	Amortization of debt discount
(1,142)	Gain on settlement of FOXO
666	Distribution of equity method investment shares to employees as compensation
2,591	Deferred income tax
(5,733)	Unrealized gain on equity securities
6,692	Realized loss on sales of equity securities
291	Other
$8,781	Total non-cash expenses
The net cash used in the change in operating assets and liabilities aggregated approximately $1.4 million and consisted primarily of the following (in thousands):

$(652)	Increase in accounts receivable and other receivables
162	Decrease in inventory, prepaid expenses and other current assets and other assets
(372)	Decrease in accounts payable
1,899	Increase in accrued liabilities, income tax liabilities and other liabilities
(207)	Decrease in operating lease liabilities
530	Increase in deferred revenue
$1,360	Net cash used in the changes in operating assets and liabilities

Operating Activities for the nine months ended September 30, 2022
Net cash used in operating activities during the nine months ended September 30, 2022 was approximately $26.9 million. The cash flows related to the nine months ended September 30, 2022 consisted of the following (in thousands):

Net loss	$(49,880)
Non-cash income and expenses	22,192
Net change in operating assets and liabilities	745
Net cash used in operating activities	$(26,943)
The non-cash income and expense of approximately $22.2 million consisted primarily of the following (in thousands):

$5,567	Depreciation and amortization expenses
536	Amortization of right of use asset
2,962	Stock-based compensation expense attributable to warrants and options issued as part of Company operations
(2,827)	Earnout payment expense
121	Amortization of debt discount
1,870	Unrealized gain/loss on note
(791)	Loss on conversion of note receivable
(278)	Accrued interest income, related party
5	Provision for doubtful accounts
(1)	Deferred income tax
7,110	Unrealized loss on equity securities
7,570	Impairment of goodwill
348	Other
$22,192	Total non-cash expenses
The net use of cash in the change in operating assets and liabilities aggregated approximately $0.7 million and consisted primarily of the following (in thousands):

$336	Decrease in accounts receivable and other receivables
571	Decrease in inventory, prepaid expenses and other current assets and other assets
237	Increase in accounts payable
1,021	Increase in accrued liabilities, income tax liabilities and other liabilities
(505)	Decrease in operating lease liabilities
(915)	Decrease in deferred revenue
$745	Net use of cash used in the changes in operating assets and liabilities
Cash Flows from Investing Activities as of September 30, 2023 and 2022
Net cash flows used in investing activities during the nine months ended September 30, 2023 was approximately $1.8 million compared to net cash flows provided by investing activities during the nine months ended September 30, 2022 of approximately $36.7 million. Cash flows related to investing activities during the nine months ended September 30, 2023 include $0.1 million for the purchase of property and equipment, $0.1 million for investment in capitalized software, $2.0 million for the issuance of a note receivable, $0.3 million from the sales of securities and $0.2 million of proceeds from a note receivable. Cash flows related to investing activities during the nine months ended September 30, 2022 include $0.2 million for the purchase of property and equipment, $0.6 million investment in capitalized software, $5.5 million for the purchase of a convertible note, $0.2 million from the sales of equity securities, $0.2 million for the issuance of a note receivable and $43.0 million from sales of treasury bills.
Cash Flows from Financing Activities as of September 30, 2023 and 2022
Net cash flows provided by financing activities during the nine months ended September 30, 2023 was $20.2 million. Net cash flows provided by financing activities during the nine months ended September 30, 2022 was $0.9 million. During the nine months ended September 30, 2023, the Company received incoming cash flows of $0.1 million from a promissory note, received $26.5 million from a registered direct offering, received $1.4 million from the issuance of warrants, received $2.3 million from the exercise of warrants, paid $0.2 million of the CXApp acquisition liability, and distributed $10.0 million to the shareholders related to the spin-off of CXApp. During the nine months ended September 30, 2022, the Company received incoming cash flows $46.9 million for the issuance of preferred stock, paid $49.3 million for the redemption of preferred series 7 stock, paid $2.0 million of the CXApp acquisition liability, received $5.5 million of net proceeds from promissory notes and paid $0.3 million of taxes related to the net share settlement of restricted stock units.
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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the Effectiveness of Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

There are no material pending legal proceedings as defined by Item 103 of Regulation S-K, to which we are a party or of which any of our property is the subject, other than ordinary routine litigation incidental to the Company’s business and as described in Note 24 of our financial statements.

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

On September 15, 2022, we acquired 891,124 shares of Class A common stock, par value $0.0001 (“FOXO common stock”) of FOXO Technologies Inc. ("FOXO") in connection with the conversion of a 10% convertible note acquired on April 27, 2022 in an aggregate principal amount of $6.1 million for a purchase price of $5.5 million as a result of the closing of a business combination. On June 20, 2023 (the "Release Effective Date"), the Company entered into a general release agreement with FOXO, pursuant to which the Company received 0.67 shares of FOXO Class A Common Stock for every $1.00 of subscription amount of the 10% convertible note purchased on April 27, 2022 in exchange for an agreement by the Company to release, waive and forever discharge FOXO from any causes of action, losses, costs and expenses from the beginning of time through the Release Effective Date. The Company received 3,685,000 shares of FOXO Class A Common Stock in exchange for such release. The Company recognized a realized gain on receipt of FOXO securities of $1.1 million based on the fair value of the FOXO securities for the nine months ended September 30, 2023, included in Other income/(expense), net, on the accompanying unaudited condensed consolidated statement of operations.

FOXO common stock is traded in active markets, as the security is trading under “FOXO” on the NYSE American. FOXO common stock is accounted for as available-for-sale equity securities based on “Level 1” inputs, which consist of quoted prices in active markets, with unrealized holding gains and losses included in earnings. The fair value of the FOXO common stock was determined by the closing trading price of the security. The Company recognized an unrealized gain (loss) on FOXO common stock of $5.8 million and $(5.9) million on the income statement for the three months ended September 30, 2023 and 2022, respectively. The Company recognized an unrealized gain (loss) on FOXO common stock of $5.7 million and $(7.1) million on the income statement for the nine months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023, the Company sold 2.8 million shares of FOXO common stock with net proceeds of $0.3 million. The Company recognized a realized loss on the sale of FOXO common stock of $6.7 million on the accompanying unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2023.

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

On April 14, 2023, Nasdaq notified us that for the last 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). In accordance with Listing Rule 5810(c)(3)(A), we were provided 180 calendar days, or until October 11, 2023, to regain compliance with the minimum bid price requirement. We were not able to regain compliance within this 180-day period; however, on October 12, 2023, we received notice from Nasdaq that we were granted an additional 180 calendar days, or until April 8, 2024, to regain compliance with the minimum bid price requirement.

However, on November 9, 2023, we received notice (the “November 9 Letter”) from Nasdaq that Nasdaq had determined that as of November 8, 2023, our securities had a closing bid price of $0.10 or less for ten consecutive trading days triggering application of Listing Rule 5810(c)(3)(A)(iii) which states in part: if during any compliance period specified in Rule 5810(c)(3)(A), a company’s security has a closing bid price of $0.10 or less for ten consecutive trading days, the Listing Qualifications Department shall issue a Staff Delisting Determination under Rule 5810 with respect to that security (the “Low Priced Stocks Rule”). As a result, the Staff has issued a letter notifying us of its determination to delist our securities from Nasdaq effective as of the opening of business on November 20, 2023, unless we requested an appeal of the Staff’s determination on or prior to November 16, 2023, pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series.

We have requested a hearing before the Nasdaq Hearings Panel (the “Panel”) to appeal the determination described in the November 9 Letter and to address compliance with the Low-Priced Stocks Rule and such hearing was scheduled for February 22, 2024. We may cure the bid price deficiency to regain compliance with the Low Priced Stock Rule by effecting a reverse stock split to increase the price per share of its common stock. A reverse stock split also would be expected to allow us to regain compliance with the minimum bid price requirement. At a special meeting of stockholders held on September 29, 2023, we obtained the necessary stockholder approval of an amendment to our articles of incorporation to effect a reverse stock split of our outstanding common stock, at a ratio between 1-for-2 and 1-for-50 (the “Reverse Split Ratio”), to be determined at the discretion of our board of directors. We also intend to seek an increase in the Reverse Split Ratio for the purpose of satisfying the bid price requirements applicable for initial listing applications in connection with the closing of the XTI transaction. The proposed transaction between us and XTI is anticipated to close prior to the end of this year and as a result, we expect that we will be able to cure the bid price deficiencies in connection with the closing of the XTI transaction. While the appeal process is pending, the suspension of trading of our common stock will be stayed and our common stock will continue to trade on The Nasdaq Capital Market until the hearing process concludes and the Panel issues a written decision. There are no assurances that a hearing would be granted, that a favorable decision would be obtained from the Panel if a hearing is held or that the undertaking of a reverse stock split or the effectiveness of a reverse stock split will enable us to maintain the listing of our common stock on The Nasdaq Capital Market.

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

Risks Related to the XTI Proposed Transaction

There are a number of significant risks related to the XTI Proposed Transaction, including the risk factors enumerated below.

The XTI Proposed Transaction is subject to the satisfaction of certain conditions, which may not be satisfied on a timely basis, if at all.

The transactions contemplated by the Merger Agreement are subject to approval by Inpixon stockholders and XTI stockholders, approval by Nasdaq of the listing of shares of Inpixon common stock to be issued in connection with the XTI Proposed Transaction, and approval by Nasdaq of the initial listing of the combined company on Nasdaq, as well as other conditions set forth in the Merger Agreement, which must be satisfied or waived to complete the XTI Proposed Transaction. Inpixon and XTI cannot assure you that all of the conditions will be satisfied or waived. If the conditions are not satisfied or waived, the XTI Proposed Transaction will not occur or will be delayed, and Inpixon and XTI each may lose some or all of the intended benefits of the XTI Proposed Transaction.

Failure to complete the XTI Proposed Transaction may result in either Inpixon or XTI paying a termination fee to the other party, as set forth in the Merger Agreement. Payment by Inpixon of a termination fee could materially and adversely affect its financial condition and termination of the transaction could have a material adverse effect on the market price of Inpixon common stock and negatively affect its future business and operations.

Inpixon and XTI equityholders may not realize a benefit from the XTI Proposed Transaction commensurate with the ownership dilution they will experience in connection with the XTI Proposed Transaction.

Inpixon may not be able to achieve the full strategic and financial benefits expected to result from the XTI Proposed Transaction. Further, such benefits, if ultimately achieved, may be delayed. If the combined company is unable to realize the full strategic and financial benefits currently anticipated from the XTI Proposed Transaction, Inpixon stockholders and XTI stockholders will have experienced substantial dilution of their ownership interests in their respective companies, without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the strategic and financial benefits currently anticipated from the XTI Proposed Transaction.

The market price of Inpixon common stock may also decline as a result of the XTI Proposed Transaction for a number of reasons, including:

●    if investors react negatively to the prospects of the combined company’s product candidates and services, business and financial condition post-Closing;

●    the effect of the XTI Proposed Transaction on the combined company’s business and prospects is not consistent with the expectations of financial or industry analysts; or

●    the combined company does not achieve the perceived benefits of the XTI Proposed Transaction as rapidly or to the extent anticipated by financial or industry analysts.

The merger consideration at the Closing may have a greater or lesser value than at the time the Merger Agreement was signed.

The Merger Agreement has set the calculation of the Exchange Ratio for the XTI capital stock, and the Exchange Ratio is based on the fully-diluted capitalization of XTI and Inpixon, in each case immediately prior to the Closing.

The Merger Agreement does not include a price-based termination right. Therefore, if before the completion of the XTI Proposed Transaction the market price of Inpixon common stock declines from the market price on the date of the Merger Agreement, then XTI stockholders could receive merger consideration with substantially lower value than the value of such merger consideration on the date of the Merger Agreement. Similarly, if before the completion of the XTI Proposed Transaction the market price of Inpixon common stock increases from the market price of Inpixon common stock on the date of the Merger Agreement, then XTI stockholders could receive merger consideration with substantially greater value than the value of such merger consideration on the date of the Merger Agreement. Because the Exchange Ratio does not adjust as a direct result of changes in the market price of Inpixon common stock (other than to the extent such changes impact the calculation of Inpixon’s net cash amount due to changes in liabilities associated with Inpixon warrants), changes in the market price of Inpixon common stock will change the value of the total merger consideration payable to XTI stockholders pursuant to the Merger Agreement.

Stock price changes may result from a variety of factors, including, but not limited to, changes in XTI’s or Inpixon’s respective businesses, operations and prospects, market assessments of the likelihood that the XTI Proposed Transaction will be completed, interest rates, federal, state, and local legislation, governmental regulation, legal developments in the industry segments in which XTI or Inpixon operate, the timing of the merger, and general market, industry and economic conditions, including geopolitical tensions, pandemics and other public health emergencies.

Some Inpixon and XTI officers and directors have interests in the XTI Proposed Transaction that are different from the respective stockholders of Inpixon and XTI and that may influence them to support or approve the XTI Proposed Transaction without regard to the interests of the respective stockholders of Inpixon and XTI.

Certain officers and directors of Inpixon and XTI participate in arrangements that provide them with interests in the XTI Proposed Transaction that are different from the interests of the respective stockholders of Inpixon and XTI, including, among others, the continued service as an officer or director of the combined company, severance benefits, the acceleration of stock option vesting, continued indemnification and the potential ability to sell shares of common stock of the combined company in accordance with Rule 144 under the Securities Act or pursuant to a registration statement. For example, certain of Inpixon’s named executive officers and a director will receive transaction bonuses under the Inpixon Transaction Bonus Plan described in “Recent Events - XTI Transaction - Transaction Bonus Plan in connection with Future Strategic Transactions” under Part I, Item 2 herein. These interests, among others, may influence such officers and directors of Inpixon and XTI to support or approve the XTI Proposed Transaction.

The market price of Inpixon common stock following the XTI Proposed Transaction may decline as a result of the merger.

The market price of Inpixon common stock may decline as a result of the XTI Proposed Transaction for a number of reasons, including if:

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

Inpixon and XTI security holders will have a reduced ownership and voting interest in, and will exercise less influence over the management of, the combined company following the closing as compared to their current ownership and voting interest in the respective companies.

If the proposed merger is completed, the current security holders of Inpixon and XTI will own a smaller percentage of the combined company than their ownership in their respective companies prior to the merger. Accordingly, the issuance of shares of Inpixon common stock to XTI equity holders in the merger will reduce significantly the relative voting power of each share of Inpixon common stock held by its current stockholders and will reduce the relative voting power of each share of XTI common stock held by its current stockholders. Consequently, Inpixon stockholders as a group and XTI stockholders as a group will have less influence over the management and policies of the combined company after the merger than prior to the merger.

In addition, the board of directors for the post-merger combined company is expected to be comprised of a total of five or seven directors, such final number to be agreed by Inpixon and XTI prior to the Closing; and (iii) the chief executive officer of the combined company will be Scott Pomeroy. If the parties determine there will be a total of five directors post-Closing, two of them will have been nominated by Inpixon prior to the Closing, and at least one of which will be an independent director. If the parties determine there will be a total of seven directors post-Closing, three of them will have been nominated by Inpixon prior to the Closing, and at least two of which will be independent directors. Consequently, security holders of both Inpixon and XTI will be able to exercise less influence over the management and policies of the combined company following the Closing than they currently exercise over the management and policies of their respective companies.

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

During the pendency of the XTI Proposed Transaction, Inpixon and XTI may not be able to enter into a business combination with another party because of restrictions in the Merger Agreement, which could adversely affect their respective businesses.

Covenants in the Merger Agreement impede the ability of Inpixon and XTI to make acquisitions, subject to certain exceptions relating to fiduciary duties, or to complete other transactions that are not in the ordinary course of business pending completion of the XTI Proposed Transaction. As a result, if the XTI Proposed Transaction is not completed, the parties may be at a disadvantage to their competitors during such period. In addition, while the Merger Agreement is in effect, each party is generally prohibited from soliciting, initiating, encouraging or entering into certain extraordinary transactions, such as a merger, sale of assets, or other business combination outside the ordinary course of business with any third party, subject to certain exceptions relating to fiduciary duties. Any such transactions could be favorable to such party’s stockholders.

Risks Related to the Separation and Distribution

The proposed spin-off may not be completed on the currently contemplated timeline, or at all, may cause us to incur more expenses than anticipated and may not achieve the intended benefits.

The separation of Grafiti from Inpixon is subject to the effectiveness of the registration statement of which this information statement is a part. There can be no assurance as to when the spin-off will occur. We expect the process of completing the proposed spin-off will be time-consuming and involve significant costs and expenses, which may be significantly higher than what we currently anticipate, may increase in the event that the timing of the spin-off is delayed and may not yield intended benefits. Completing the proposed spin-off, as well as performing our obligations under the transition services agreement to be entered into with Inpixon or any successor to Inpixon for a period of time after the separation and distribution will require significant time and attention from our senior management and employees, which could adversely affect our business, financial results and results of operations.

Moreover, we may not realize some or all of the anticipated strategic, financial, operational, marketing or other benefits from the separation and distribution, which could materially and adversely affect our business, financial condition and results of operations and lead to increased volatility in the price of our common share.

After the spin-off, certain members of management and directors will hold stock in both Inpixon and Grafiti, and as a result may face actual or potential conflicts of interest.

After the spin-off, certain of the management and directors of each of Inpixon and Grafiti may own both Inpixon common stock and Grafiti common shares and may also receive equity awards issued by Grafiti. This ownership overlap could create, or appear to create, potential conflicts of interest when our management and directors and Inpixon’s management and directors face decisions that could have different implications for Grafiti and Inpixon. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between Grafiti and Inpixon regarding the terms of the agreements governing the spin-off and our relationship with Inpixon thereafter. Potential conflicts of interest may also arise out of any commercial arrangements that Grafiti or Inpixon may enter into in the future.

We expect the distribution to be a taxable event and you may need to use cash from other sources to cover your tax liability.

We anticipate that the distribution will be a taxable event for U.S. federal income tax purposes. If you, as a U.S. holder, receive Grafiti common shares in the distribution, you will generally be treated as receiving a taxable distribution equivalent to the fair market value of the Grafiti common shares. If the distribution causes you to recognize taxable income, you will need to use cash from other sources to pay your tax liability because we will not be distributing cash in addition to the Grafiti common shares.

Risks Related to the Damon Business Combination

If the Damon Business Combination is consummated, Grafiti shareholders will experience substantial dilution.

It is anticipated that, upon the consummation of the Damon Business Combination, holders of Grafiti common shares, including the participating Inpixon securityholders and management that hold Grafiti common shares immediately prior to the closing of the Damon Business Combination, will retain approximately 18.75% of the outstanding capital stock of the combined company determined on a fully diluted basis, which includes up to 5% in equity incentives which may be issued to Inpixon and Grafiti management.

The consummation of the Damon Business Combination is subject to a number of conditions and if those conditions are not satisfied or waived, the Business Combination Agreement may be terminated in accordance with its terms and the Damon Business Combination may not be completed.

Even if the Damon Business Combination is approved by the Damon securityholders and the applicable British Columbia court, other specified conditions such as Nasdaq Stock Market approval of the initial listing of the Grafiti common shares must be satisfied or waived before the parties to the Business Combination Agreement are obligated to complete the Damon Business Combination. Grafiti and Damon may not satisfy all of the conditions to the closing in the Business Combination Agreement, and, accordingly, the Damon Business Combination may not be completed. If the closing conditions are not satisfied or waived, the Damon Business Combination will not occur, or will be delayed pending later satisfaction or waiver, and such delay may cause Inpixon, Grafiti and Damon to each lose some or all of the intended benefits of the Damon Business Combination. In addition, the parties can mutually decide to terminate the Business Combination Agreement at any time prior to the Closing, or Grafiti or Damon may elect to terminate the Business Combination Agreement in certain other circumstances.

The Damon Business Combination may be completed even though certain events occur prior to the closing that materially and adversely affect Grafiti or Damon.

The Business Combination Agreement provides that either Grafiti or Damon can refuse to complete the Damon Business Combination if there is a material adverse change affecting the other party between October 23, 2023, the date of the Business Combination Agreement, and the closing. However, certain types of changes do not permit either party to refuse to complete the Damon Business Combination, even if such change could be said to have a material adverse effect on either party, including:

•general changes in the financial or securities markets or general economic or political conditions in the country or region in which either party does business, and do not have a materially disproportionate adverse effect on either party compared to other participants in the industries in which such party primarily conducts its businesses;

•changes, conditions or effects that generally affect the industries in which either party principally operates, and do not have a materially disproportionate adverse effect on either party compared to other participants in the industries in which such party primarily conducts its businesses;

•changes in GAAP or other applicable accounting principles or mandatory changes in the regulatory accounting requirements applicable to any industry in which either party principally operates, and do not have a materially disproportionate adverse effect on either party compared to other participants in the industries in which such party primarily conducts its businesses;

•conditions caused by acts of God, terrorism, war (whether or not declared), natural disaster or weather conditions, epidemics, pandemics, or disease outbreaks (including the COVID-19 virus), public health emergencies (as declared by the World Health Organization or the Health and Human Services Secretary of the United States or the Public Health Agency of Canada), and do not have a materially disproportionate adverse effect on either party compared to other participants in the industries in which such party primarily conducts its businesses; and

•any failure to meet any internal or published budgets, projections, forecasts or predictions of financial performance for any period.

If adverse changes occur and Grafiti and Damon still complete the Damon Business Combination, the market price of the combined company’s common shares may suffer. This in turn may reduce the value of the Damon Business Combination to the shareholders of Grafiti (which will include holders of Inpixon securities that are entitled to participate in the spinoff), Damon or both.

Inpixon, Grafiti and each of their officers and directors are, or may in the future be, subject to claims, suits and other legal proceedings, including challenging the Damon Business Combination, that may result in adverse outcomes, including preventing the Damon Business Combination from becoming effective or from becoming effective within the expected time frame.

Transactions like the proposed Damon Business Combination are frequently subject to litigation or other legal proceedings, including actions alleging that the Inpixon or Grafiti board of directors (“Inpixon or Grafiti Board”) breached their fiduciary duties to their shareholders by entering into the Business Combination Agreement or otherwise. Inpixon, Grafiti and its officers and directors are, or may in the future be, subject to claims, suits and other legal proceedings, including challenging the Damon Business Combination. Such claims, suits and legal proceedings are inherently uncertain, and their results cannot be predicted with certainty. An adverse outcome in such legal proceedings, as well as the costs and efforts of a defense even if successful, can have an adverse impact on Inpixon, Grafiti or Damon because of legal costs, diversion or distraction of management and other personnel, negative publicity and other factors. In addition, it is possible that a resolution of one or more such legal proceedings could result in reputational harm, liability, penalties, or sanctions, as well as judgments, consent decrees, or orders, which could in the future materially and adversely affect Inpixon, Grafiti’s or Damon’s business, operating results and financial condition. Furthermore, one of the conditions to the completion of the Damon Business Combination is there must not be in force any governmental order enjoining or prohibiting the consummation of the Damon Business Combination (provided that the governmental authority issuing such governmental order has jurisdiction over the parties to the Business Combination Agreement and the transactions contemplated thereby). As such, if any of the plaintiffs are successful in obtaining an injunction preventing the consummation of the Damon Business Combination, that injunction may prevent the Damon Business Combination from becoming effective or from becoming effective within the expected time frame.

The announcement of the proposed Damon Business Combination could disrupt Inpixon's, Grafiti’s and Damon’s relationships with their respective customers, suppliers, business partners and others, as well as their operating results and business generally.

Whether or not the Damon Business Combination and related transactions are ultimately consummated, as a result of uncertainty related to the proposed transactions, risks related to the impact of the announcement of the Damon Business Combination on Damon’s business include the following:

•employees may experience uncertainty about their future roles, which might adversely affect each party’s ability to retain and hire key personnel and other employees; and

•the parties have expended and will continue to expend significant costs, fees and expenses for professional services and transaction costs in connection with the proposed Business Combination

If any of the aforementioned risks were to materialize, they could lead to significant costs which may impact the combined company’s results of operations and cash available to fund its business.

The exercise of the Inpixon or Grafiti’s directors’ and executive officers’ discretion in agreeing to changes or waivers in the terms of the Damon Business Combination may result in a conflict of interest when determining whether such changes to the terms of the Damon Business Combination or waivers of conditions are appropriate and in Inpixon or Grafiti shareholders’ best interest.

In the period leading up to the closing, events may occur that, pursuant to the Business Combination Agreement, may require Inpixon or Grafiti to agree to amend the Business Combination Agreement, consent to certain actions taken by Damon or waive rights that Inpixon or Grafiti are entitled to under the Business Combination Agreement. Such events could arise because of changes in the course of Grafiti’s business or a request by Damon to undertake actions that would otherwise be prohibited by the terms of the Business Combination Agreement or the occurrence of other events that would have a material adverse effect on Damon’s business and would entitle Grafiti to terminate the Business Combination Agreement. In any of such circumstances, it would be at Inpixon or Grafiti’s discretion, acting through the Grafiti Board, to grant its consent or waive those rights. The existence of financial and personal interests of one or more of the directors or officers described in the risk factor “Risks Related to the Separation and Distribution — After the spin-off, certain members of management and directors will hold stock in both Inpixon and Grafiti, and as a result may face actual or potential conflicts of interest” and described elsewhere in this information statement may result in a conflict of interest on the part of such director(s) or officers(s) between what he, she or they may believe is best for Inpixon, Grafiti and the Inpixon or Grafiti shareholders and what he, she or they may believe is best for himself, herself or themselves in determining whether or not to take the requested action.

Grafiti and Damon will incur significant transaction and transition costs in connection with the Damon Business Combination.

Each of the parties has incurred and expects that it will continue to incur significant, non-recurring costs in connection with consummating the Damon Business Combination and operating as a independent reporting company following the consummation of the Damon Business Combination. Grafiti and Damon may also incur additional costs to retain key employees. Grafiti and Damon will also incur significant legal, financial advisor, accounting, banking and consulting fees, fees relating to regulatory filings and notices, SEC filing fees, printing and mailing fees and other costs associated with the Damon Business Combination, and will be for the account of the party incurring such fees, expenses and costs or paid by Grafiti following the closing of the Damon Business Combination. Some of these costs are payable regardless of whether the Damon Business Combination is completed. Additionally, if the Business Combination Agreement is terminated by Damon or Grafiti due to the other’s breach of certain representations, warranties and covenants, the breaching party will pay the other all reasonable and documented transaction expenses of the other up to $1 million. Inpixon is responsible for paying any such costs that may be required to be paid by Grafiti.

If the Damon Business Combination is terminated, Inpixon will not be able to immediately recover its investment in the Bridge Note, which will remain outstanding in accordance with its terms.

In connection with the Damon Business Combination and immediately following the execution of the Business Combination Agreement, Inpixon purchased a convertible note from Damon in an aggregate principal amount of $3 million together with the Bridge Note Warrant (as defined below) pursuant to a private placement, for a purchase price of $3 million. If the Damon Business Combination is terminated in accordance with the Business Combination Agreement, Inpixon may only receive a termination fee of $2 million in limited circumstances and will not be able to immediately recover the $3 million cash paid in respect of the Bridge Note. In case of such termination, Inpixon shall continue to hold the Bridge Note until its maturity in accordance with the terms thereof.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

a)    Sales of Unregistered Securities

During the quarter ended September 30, 2023, the Company issued an aggregate of 18,144,158 shares of common stock (the “2022 Note Exchange Shares," and together with the 2020 Note Exchange Shares, the "Exchange Common Shares”) to the holder of that certain outstanding promissory note of the Company issued on July 22, 2022 (the “July 2022 Note”), at a price between approximately $0.1277 and $0.2272 per share, in each case at a price per share equal to the Minimum Price as defined in Nasdaq Listing Rule 5635(d) in connection with the terms and conditions of certain Exchange Agreements, pursuant to which we and the holder agreed to (i) partition new promissory notes in the form of the July 2022 Note in the aggregate original principal amount equal to approximately $3.2 million and then cause the outstanding balance of the July 2022 Note to be reduced by an aggregate of approximately $3.2 million; and (ii) exchange the partitioned notes for the delivery of the 2022 Note Exchange Shares.

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

c)    Issuer Purchases of Equity Securities

None.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosure

Not applicable.

Item 5.    Other Information
Note Exchanges
Since October 1, 2023 the Company issued 15,996,373 shares of the Company's common stock (the “Exchange Common Shares”) to the holder of that certain outstanding promissory note of Inpixon issued on July 22, 2022 (the “July 2022 Note”), at prices from $0.0984 to $0.1044 per share, calculated in accordance with Nasdaq's “minimum price” as defined by Nasdaq Listing Rule 5635(d), in connection with the terms and conditions of Exchange Agreements, pursuant to which Inpixon and the holder agreed to (i) partition new promissory notes in the form of the July 2022 Note in the aggregate original principal amount equal to approximately $1.6 million and then cause the outstanding balance of the July 2022 Note to be reduced by an aggregate of approximately $1.6 million; and (ii) exchange the partitioned notes for the delivery of the Exchange Common Shares.

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

Amended and Restated Senior Secured Promissory Note with XTI
As previously reported by the Company in a Current Report on Form 8-K filed on July 25, 2023, XTI executed a Senior Secured Promissory Note in favor of the Company, with an issue date of July 24, 2023, in the original principal amount of $538,407 (the “Original Note”), pursuant to which the Company would lend up to $1,775,000 in additional principal amount under the Original Note, for a maximum aggregate principal amount under the Original Note of $2,313,407. As of November 12, 2023, the amount of outstanding principal and accrued unpaid interest under the Original Note was $2,370,186.81. On November [14], 2023, XTI and the Company amended and restated the Original Note (the “Amended Note”), such that the Company may lend to XTI $700,000 in additional principal amount under the Amended Note, for a maximum aggregate principal amount under the Amended Note of approximately $3.1 million. XTI’s obligations under the Amended Note are secured by all assets of XTI pursuant to the previously reported Security and Pledge Agreement, dated as of July 24, 2023, between XTI and the Company.
The description above is qualified in its entirety by reference to the Amended Note, which is filed as Exhibit 10.23 to this Quarterly Report.

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

INPIXON

Date: November 20, 2023	By:	/s/ Nadir Ali
Nadir Ali Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Wendy Loundermon
Wendy Loundermon Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1†	Agreement and Plan of Merger, dated July 24, 2023, among Inpixon, Superfly Merger Sub Inc. and XTI Aircraft Company	8-K	001-36404	2.1	July 25, 2023

2.2†	Separation Agreement, dated as of October 23, 2023, by and between Inpixon and Grafiti Holding Inc.	8-K	001-36404	2.1	October 23, 2023

2.3†	Business Combination Agreement, dated as of October 23, 2023, by and among Inpixon, Grafiti Holding Inc., 1444842 B.C. Ltd. and Damon Motors Inc.	8-K	001-36404	2.2	October 23, 2023

3.1	Restated Articles of Incorporation.	S-1	333-190574	3.1	August 12, 2013

3.2	Certificate of Amendment to Articles of Incorporation (Increase Authorized Shares).	S-1	333-218173	3.2	May 22, 2017

3.3	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	April 10, 2014

3.4	Articles of Merger (renamed Sysorex Global).	8-K	001-36404	3.1	December 18, 2015

3.5	Articles of Merger (renamed Inpixon).	8-K	001-36404	3.1	March 1, 2017

3.6	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.2	March 1, 2017

3.7	Certificate of Amendment to Articles of Incorporation (authorized share increase).	8-K	001-36404	3.1	February 5, 2018

3.8	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	February 6, 2018

3.9	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	November 1, 2018

3.10	Certificate of Amendment to Articles of Incorporation, effective as of January 7, 2020 (Reverse Split).	8-K	001-36404	3.1	January 7, 2020

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.11	Certificate of Amendment to the Articles of Incorporation increasing the number of authorized shares of Common Stock from 250,000,000 to 2,000,000,000 filed with the Secretary of State of the State of Nevada on November 18, 2021	8-K	001-36404	3.1	November 19, 2021

3.12	Certificate of Change filed with the Secretary of State of the State of Nevada on October 4, 2022 (effective as of October 7, 2022).	8-K	001-36404	3.1	October 6, 2022

3.13	Certificate of Amendment to the Articles of Incorporation increasing the number of authorized shares of Common Stock from 26,666,667 to 500,000,000 filed with the Secretary of State of the State of Nevada on November 29, 2022	8-K	001-36404	3.1	December 2, 2022

3.14	Bylaws, as amended.	S-1	333-190574	3.2	August 12, 2013

3.15	Bylaws Amendment.	8-K	001-36404	3.2	September 13, 2021

3.16	Form of Certificate of Designation of Preferences, Rights and Limitations of Series 4 Convertible Preferred Stock.	8-K	001-36404	3.1	April 24, 2018

3.17	Certificate of Designation of Series 5 Convertible Preferred Stock, dated as of January 14, 2019.	8-K	001-36404	3.1	January 15, 2019

3.18	Series 7 Convertible Preferred Stock Certificate of Designation, filed with the Secretary of State of the State of Nevada and effective September 13, 2021	8-K	001-36404	3.1	September 15, 2021

3.19	Series 8 Convertible Preferred Stock Certificate of Designation, filed with the Secretary of State of the State of Nevada and effective March 22, 2022	8-K	001-36404	3.1	March 24, 2022

3.20	By-Laws Amendment No. 3	8-K	001-36404	3.1	September 19, 2023

3.21	By-Laws Amendment No. 4	8-K	001-36404	3.2	September 19, 2023

4.1	Form of Warrant.	8-K	001-36404	4.1	April 24, 2018

4.2	Promissory Note, dated as of March 18, 2020.	8-K	001-36404	4.1	March 20, 2020

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.3	Promissory Note, dated as of July 22, 2022.	8-K	001-36404	4.1	July 22, 2022

4.4	Form of Purchase Warrants	8-K	001-36404	4.1	October 20, 2022

4.5	Form of Pre-Funded Warrants	8-K	001-36404	4.2	October 20, 2022

4.6	Promissory Note, dated as of December 30, 2022	8-K	001-36404	4.1	December 30, 2022

4.7	Common Stock Purchase Warrant	10-Q	001-36404	4.7	May 16, 2023

10.1	Form of Amendment No. 1 to Common Stock Purchase Warrants.	8-K	001-36404	10.1	February 28, 2023

10.2	Form of Limited Liability Company Unit Transfer and Joinder Agreement.	8-K	001-36404	10.2	February 28, 2023

10.3†	Employee Matters Agreement, dated March 14, 2023, by and among KINS, KINS Merger Sub Inc., Inpixon, and Legacy CXApp.	8-K	001-36404	10.1	March 20, 2023

10.4	Tax Matters Agreement, dated March 14, 2023, by and among KINS, Inpixon, and Legacy CXApp.	8-K	001-36404	10.2	March 20, 2023

10.5†	Transition Services Agreement, dated March 14, 2023, by and between Inpixon and Legacy CXApp.	8-K	001-36404	10.3	March 20, 2023

10.6†	Warrant Purchase Agreement	10-Q	001-36404	10.6	May 16, 2023

10.7	Placement Agency Agreement	10-Q	001-36404	10.7	May 16, 2023

10.8	Amendment #2 to Promissory Note, dated as of May 16, 2023.	8-K	001-36404	10.1	May 19, 2023

10.9	Amendment to Promissory Note, dated as of May 16, 2023.	8-K	001-36404	10.2	May 19, 2023

10.10	Amendment No. 1 to Equity Distribution Agreement, dated as of June 13, 2023, by and between Inpixon and Maxim Group LLC	8-K	001-36404	10.1	June 13, 2023

10.11	Form of Amendment Agreement.	8-K	001-36404	10.1	June 21, 2023

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.12	Form of Senior Secured Promissory Note.	8-K	001-36404	10.1	July 25, 2023

10.13	Form of Security and Pledge Agreement	8-K	001-36404	10.2	July 25, 2023

10.14*	Inpixon Transaction Bonus Plan, dated July 24, 2023	8-K	001-36404	10.3	July 25, 2023

10.15*	Inpixon Transaction Bonus Plan, dated July 24, 2023	8-K	001-36404	10.4	July 25, 2023

10.16*	First Amendment to Employment Agreement, dated July 24, 2023, between Inpixon and Wendy Loundermon.	8-K	001-36404	10.5	July 25, 2023

10.17	Form of Securities Purchase Agreement by and between Damon Motors Inc. and Inpixon.	8-K	001-36404	10.1	October 23, 2023

10.18	Form of Convertible Promissory Note to be issued by Damon Motors Inc. to Inpixon.	8-K	001-36404	10.2	October 23, 2023

10.19	Form of Common Share Purchase Warrant to be issued by Damon Motors Inc. to Inpixon.	8-K	001-36404	10.3	October 23, 2023

10.20	Form of Securityholder Support Agreement by and among Inpixon, Grafiti Holding Inc., Damon Motors Inc. and certain securityholders.	8-K	001-36404	10.4	October 23, 2023

10.21	Form of Lockup Agreement by and among Grafiti Holding Inc., Damon Motors and certain securityholders who are insiders.	8-K	001-36404	10.5	October 23, 2023

10.22	Form of Lockup Agreement by and among Grafiti Holding Inc., Damon Motors and certain securityholders who are not insiders.	8-K	001-36404	10.6	October 23, 2023

10.23	XTI Amended and Restated Senior Secured Note with Loan Schedule					X

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.
						X

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.
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