Form 10-K
period 2023-12-31
XTI Aerospace, Inc.
filed 2024-04-16
CIK 1529113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR
☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _______________
Commission File Number 001-36404
XTI AEROSPACE, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0434915
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8123 InterPort Blvd., Suite C
Englewood, CO 80112
(Address of principal executive offices)
(Zip Code)
(303) 503-5660
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which each is registered
Common Stock, par value $0.001	XTIA	The Nasdaq Stock Market LLC
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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $7,720,081 based upon the closing price reported for such date on the Nasdaq Capital Market.

As of April 3, 2024, there were 9,919,411 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

XTI AEROSPACE, INC.
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
•our history of losses;
•our ability to achieve or maintain profitability in the future;
•our limited operating history with recent acquisitions;
•the possibility that anticipated tax treatment and benefits of the spin-off of our enterprise apps business and any other strategic transaction that we undertake may not be achieved;
•risks related to the spin-off of our enterprise apps business, business combination with XTI Aircraft Company (the "XTI Merger") and solutions divestiture or any other strategic transactions that we may undertake;
•the anticipated benefits of the XTI Merger;
•our ability to successfully integrate companies or technologies we acquire;
•the ability to meet the development and commercialization schedule with respect to the TriFan 600;
•emerging competition and rapidly advancing technology in our industry that may outpace our technology;
•customer demand for the products and services we develop;
•the impact of competitive or alternative products, technologies and pricing;
•our ability to develop other new products and technologies;
•our ability to secure required certifications for the TriFan 600 and/or any other aircraft we develop;
•our ability to navigate the regulatory environment and complexities with compliance related to such environment;
•our ability to attract customers and/or fulfill customer orders;
•our ability to enhance and maintain the reputation of our brand and expand its customer base;
•our ability to scale in a cost-effective manner and maintain and expand our manufacturing and supply chain relationships;
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
•lawsuits and other claims by third parties or investigations by various regulatory agencies that we may be subjected to and are required to report, including but not limited to, the U.S. Securities and Exchange Commission (the "SEC");
•our ability to respond to a failure of our systems and technology to operate our business;
•our ability to protect our intellectual property;
•the outcome of any known and unknown litigation and regulatory proceedings;
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
EXPLANATORY NOTE
On March 12, 2024, XTI Aerospace, Inc. (formerly known as Inpixon) (“XTI Aerospace”), Superfly Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of XTI Aerospace (“Merger Sub”), and XTI Aircraft Company, a Delaware corporation (“Legacy XTI”), completed their previously announced merger transaction. The merger transaction was completed pursuant to an Agreement and Plan of Merger (the “XTI Merger Agreement”), dated as of July 24, 2023 and amended on December 30, 2023 and March 12, 2024, pursuant to which Merger Sub merged with and into Legacy XTI with Legacy XTI surviving the merger as a wholly-owned subsidiary of XTI Aerospace (the “XTI Merger”). In connection with the closing of the XTI Merger, our corporate name changed to “XTI Aerospace, Inc.”
Since the closing of the XTI Merger was subsequent to December 31, 2023, this report includes Inpixon's audited consolidated financial statements as of and for the years ended December 31, 2023 and 2022, Inpixon's Management's Discussion and Analysis of Financial Condition and Results of Operations as of and for the years ended December 31, 2023 and 2022 and other historical information relating to the Inpixon board of directors, executive officers and governance arrangements prior to the completion of the XTI Merger. This report also includes certain disclosures concerning our current business, our board of directors and officers currently in office. We will file as an amendment to the Current Report on Form 8-K filed with the SEC on March 15, 2024 (i) the audited consolidated financial statements of Legacy XTI as of and for the years ended December 31, 2023 and 2022, (ii) Legacy XTI's Management's Financial Discussion and Analysis of Financial Condition and Results of Operations for the years ended December 31, 2023 and 2022 and (iii) the unaudited pro forma condensed combined financial information of Inpixon and Legacy XTI as of and for the year ended December 31, 2023, in accordance with Item 9.01 of Form 8-K.

In this report, unless otherwise noted, or the context otherwise requires, the terms “XTI Aerospace,” the “Company,” “we,” “us,” and “our” refer to XTI Aerospace, Inc. (formerly known as Inpixon), Inpixon GmbH, IntraNav GmbH and, prior to the closing of the XTI Merger, Merger Sub, and after the XTI Merger, Legacy XTI.

Note Regarding Reverse Stock Split
The Company effected a reverse stock split of its authorized and issued and outstanding common stock, par value $0.001, at a ratio of 1-for-75, effective as of October 7, 2022, for the purpose of complying with Nasdaq Listing Rule 5550(a)(2). The Company also effected a reverse stock split of its outstanding common stock at a ratio of 1-for-100, effective as of March 12, 2024, for the purpose of complying with Nasdaq Listing Rule 5550(a)(2) and satisfying the bid price requirements applicable for initial listing applications in connection with the closing of the XTI Merger. We have reflected the reverse stock splits herein, unless otherwise indicated.
v

PART I
ITEM 1: BUSINESS
Introduction

Following the closing of the XTI Merger, we are primarily an aircraft development company. We also provide real-time location systems (“RTLS”) for the industrial sector, which was our focus prior to the closing of the XTI Merger.

Headquartered in Englewood, Colorado, the Company is developing a vertical takeoff and landing ("VTOL") aircraft that takes off and lands like a helicopter and cruises like a fixed-wing business aircraft. We believe our initial configuration, the TriFan 600, will be one of the first civilian fixed-wing VTOL aircraft that offers the speed and comfort of a business aircraft and the range and versatility of VTOL for a wide range of customer applications, including private aviation for business and high net worth individuals, emergency medical services, and commuter and regional air travel. Since 2013, we have been engaged primarily in developing the design and engineering concepts for the TriFan 600, building and testing a two-thirds scale unmanned version of the TriFan 600, generating pre-orders for the TriFan 600, and seeking funds from investors to enable the Company to build full-scale piloted prototypes of the TriFan 600, and to eventually engage in commercial development of the TriFan 600.

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

Our full-stack industrial IoT solution provides end-to-end visibility and control over a wide range of assets and devices. It is designed to help organizations optimize their operations and gain a competitive edge in today's data-driven world. The turn-key platform integrates a range of technologies, including RTLS, sensor networks, edge computing, and big data analytics, to provide a comprehensive view of an organization's operations. We help organizations track the location and status of assets in real-time, identify inefficiencies, and make decisions that drive business growth. Our IoT stack covers all the technology layers, from the edge devices to the cloud. It includes hardware components such as sensors and gateways, a robust software platforms for data management and analysis, and a user-friendly dashboard for real-time monitoring and control. Our solutions also offer robust security features, to help ensure the protection of sensitive data. Additionally, our RTLS provides scalability and flexibility, allowing organizations to easily integrate it with their existing systems and add new capabilities as their needs evolve.

In addition to our Indoor Intelligence technologies and solutions, we previously offered:

•Digital solutions (eTearsheets; eInvoice, adDelivery) or cloud-based applications and analytics for the advertising, media and publishing industries through our advertising management platform which was referred to as Shoom by Inpixon; and

•A comprehensive set of data analytics and statistical visualization solutions for engineers and scientists which was referred to as SAVES by Inpixon.

The Company notes that during the fourth quarter and as of December 31, 2023, the Shoom and SAVES operating segments and a portion of the Indoor Intelligence segment, have been disposed of or met the held for sale criteria and represent a strategic shift in the Company's operations, and therefore are presented as discontinued operations. As such, these disposal groups have been excluded from both continuing operations and segment results for all periods presented. In addition, the Company also notes that as of December 31, 2023, the divesiture of our enterprise apps business, which was completed in the first quarter of 2023, is presented as discontinued operations and as such, have been excluded from both continuing operations and segment results for all periods presented. This divestiture represents a portion of the Indoor Intelligence operating segment. Therefore, apart from our aircraft and development and manufacturing business which commenced as part of our XTI merger in 2024, only the Indoor Intelligence operating segment remains as of December 31, 2023.

The Air Travel Market

In today’s regional air travel market, customers have two choices – either a fixed-wing airplane which requires a runway, or a helicopter which is slower, comparatively expensive, and relatively range limited. What we intend to bring to market is a unique “crossover” aircraft combining the speed, range and comfort of a fixed-wing business airplane with the point-to-point VTOL capability of a helicopter. Our target customers for the TriFan 600 include business jet and helicopter operators, major and regional airlines, companies which own and operate their own fleet of aircraft, including private jets and helicopters, air medical operators, and individuals. In terms of current market size, the 2023 year-end General Aviation Aircraft Shipment Reports of the General Aviation Aircraft Manufacturers Association ("GAMA") reports total general (civilian, non-commercial) aircraft and helicopter shipments billings at approximately $28.3 billion for 2023, an approximate 3.4% increase from 2022.

We believe the anticipated differentiating performance capabilities of the TriFan 600 – the unique versatility delivered by combining the best of a helicopter and a business aircraft in one platform which we expect will result in significant time and cost savings – will be attractive to customers and disruptive in existing markets. As of the date of this filing, we have conditional pre-orders under a combination of aircraft purchase agreements, non-binding reservation deposit agreements, options and letters of intent for the delivery of more than 700 aircraft. One purchaser located in the southwest region of the United States is a party to a non-binding pre-order for 100 aircraft. We have entered into non-binding options to purchase for an aggregate of 452 aircraft with potential purchasers located in the northeast, southwest and west coast regions of the United States. We have entered into non-binding aircraft reservation deposit agreements for an aggregate of 114 aircraft with potential purchasers located in the United Kingdom, Ireland, Australia, Dubai, India, Japan, Brazil, and the United States. Customers making reservation deposits are not obligated to purchase aircraft until they execute a definitive purchase agreement. We have written letters of intent (without deposits) with customers for an additional 105 aircraft. Customers may request a return of their refundable deposits any time up until the execution of a purchase agreement. These conditional orders and reservations represent the potential of more than $7.0 billion in future gross revenue upon delivery of those aircraft, based on our current list price of $10 million per aircraft assuming we are able to execute on the development program for the TriFan 600, secure FAA certification, and deliver these aircraft. For more details regarding the nature of the conditional pre-orders, please see “- Key Agreement.”

In contrast to the eVTOL (electric vertical takeoff and landing) aircraft, which are short-range air taxis for urban transport being developed by other companies (and not yet certified by the FAA), the TriFan 600 is expected to have significantly greater range of 700 miles in addition to the flexibility to take off and land either vertically or conventionally. With our initial configuration of two turboshaft engines, we expect that our customers will be able to use much of the existing infrastructure on the ground, including more than 5,000 existing helipads in the U.S. alone, as well as other landing areas where it is safe and legal to land and take off, including job sites, grassy areas, driveways, backyards, other paved and improved surfaces, hospital helipads and regional airports, which may not contain the requisite charging infrastructure for eVTOL aircraft. We expect that the TriFan’s speed, range, and comfort, as well as its flexibility in takeoff and landing sites will offer a significant competitive advantage over eVTOL aircraft because eVTOL aircraft depend on the availability of battery or hydrogen charging infrastructure which is not commercially available yet. We expect that the TriFan 600 will provide increased connectivity between communities as well as generate time savings for travelers. As technology matures, we envision a transition to hybrid-electric propulsion for future TriFan configurations in our pursuit of taking aviation to a greener future. We believe our phased, measured-risk approach is prudent given the lack of technology readiness of battery and hydrogen propulsion, limited and slow progress with respect to regulatory guidance regarding novel propulsion technologies, and expected long timelines to develop a widespread charging network. With time, we also expect to benefit from the TriFan owners and operators use of the expected expansion of the landing pads, vertiports, and other VTOL aircraft infrastructure that will accommodate the eVTOL air taxis. We anticipate owners and users of the TriFan will be able to access many of those facilities, which should allow XTI to participate to some extent in the upcoming and not yet established Advanced Air Mobility (“AAM”) market.

As of the date of this filing, the base price of the TriFan 600 aircraft is approximately $10 million. The announced price for our only known direct competitor for a civilian fixed-wing VTOL aircraft is between $20 million and $30 million.

The TriFan 600’s $10 million base price falls within the price range ($6.5 million - $12 million) for many of the business airplanes with whom we expect the TriFan 600 to compete. Unlike the TriFan 600, these airplanes require runways for takeoff and landing, which adds to total trip times. The $10 million base price is above the initial purchase price range ($5.5 million to $8.2 million) for helicopters with whom the TriFan 600 expects to compete. However, the TriFan 600 can complete missions at approximately twice the speed of competing helicopters. Therefore, the mission time compared to helicopters is expected to be reduced by 40% - 50% and mission costs and emissions will also be reduced. As a result, we expect the TriFan 600’s five-year cost of ownership (initial base purchase price plus annual direct operating costs) to be lower than much of the helicopter competition.

Corporate Strategy

In December of 2021, our board of directors authorized a review of strategic alternatives, with the goal of maximizing shareholder value. In furtherance of this objective, the Company pursued a number of strategic transactions which were consummated during 2023 and 2024. In March 2023, we spun off and sold our enterprise apps business (see "Recent Events - Enterprise Apps Spin-off and Business Combination” under Part II, Item 7 herein for more information). Additionally, we consummated the XTI Merger on March 12, 2024 (see section "Recent Events - XTI Merger" under Part II, Item 7 herein." below for more details), and as required by the terms of the XTI Merger Agreement, we have also effected transactions for the divestiture of the businesses and assets that are not associated with our real time location services business, including our Shoom, SAVES and Game Your Game lines of business (see "Recent Events - Solutions Divestiture - Grafiti Holding Inc." "- Damon Business Combination" and "- Solutions Divestiture - Grafiti LLC ” under Part II, Item 7 herein for more information).
Products and Services

TriFan 600

Our aviation business is focused on the development of our initial configuration of the TriFan 600 Vertical Lift Crossover Airplane, which is a six-seat aircraft is intended to provide point-to-point air travel over distances of up to 700 miles, fly at twice the speed of a helicopter and cruise at altitudes up to 25,000 feet. We believe that the target TriFan 600 airplane will provide unique advantages over existing helicopters, turboprop and light jet aircraft. Since the aircraft will take off and land vertically, we anticipate that the TriFan 600 will generate significant time savings on a typical 500-mile trip by traveling point-to-point or utilizing more convenient existing ground and airspace infrastructure (such as helipads) to avoid or reduce the time traveling on the ground to and from an airport. The TriFan 600 also is expected to have the capability to take off and land conventionally, if a runway is available. This added capability is expected to increase range and payload and expand utility.

We plan to either assemble the TriFan 600 aircraft in-house with supplier-provided components or engage a third-party manufacturer to assemble the aircraft. By combining existing and future state-of-the-art technologies and components (including turbine engines, composites, software, advanced propulsion and fuel systems) into our patented proprietary design, we believe the TriFan 600 will be a commercially successful aircraft for the business and other aviation markets.

Indoor Intelligence

Our Indoor Intelligence offerings consist of the following software and hardware products.

• Industrial RTLS SaaS Platform - Our full stack offering in the Industrial IoT space includes an enterprise class, multi-technology RTLS IoT platform for industrial automation. Our RTLS IoT platform is a comprehensive real-time IoT solution for the implementation of industrial RTLS (track & trace) applications for indoor and outdoor areas, such as vehicle localization, production tracking, yard management, gate allocation, forklift location (MHE), real-time route optimization, and the automatic identification (AutoID) and booking of goods and material flows. In addition to real-time data applications for the digital twin, it also provides smart real-time location analyses from a single platform suite, enabling companies to identify significant process optimizations and make data-based decisions. Prebuilt modules offered within the platform include smart factory, smart warehouse, inventory manager, shipment manager, and yard manager. The digital twin of a physical space facilitates use cases for facility management, security safety, customer or worker experiences, asset tracking and more.

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

• Transceivers/Modules - Our nanoLOC transceiver is a low-power, highly integrated mixed-signal chip. This 2.4 GHz long range CSS transceiver transmits and receives wireless data packets for robust wireless communications, ranging capabilities, and real-time location determination. Our chirp leverages a patented, Company-owned technology and offers range comparable to Wi-Fi systems with accuracy of BLE or UWB in some scenarios. Supporting a freely adjustable center frequency with three non-overlapping frequency channels, amongst others, our nanoLOC enables multiple physically independent networks and improved coexistence with existing 2.4 GHz wireless technologies. This product is also available in a module form to allow easier integration for our partners and integrators.

• Video Integration – Our RF video solution uses IoT analytics data and allows direct integration with leading Video Management Systems (VMS) and CCTV to provide visual track and trace of assets or to quickly allow video to aid security personnel in an emergency situation. This solution builds upon the accurate mapping solutions while adding analytics and precise RTLS data.

• Analytics and Insights - Our cloud-based analytics platform allows data from multiple sensors and data sources to be visualized for action by the customer. Our platforms can engage with data from our IoT sensors, mobile apps, third-party sensors and data that is ingested via an application programming interface ("API") or data import. Analytics enable, for instance, factory operators to visualize and analyze the flow of products through the facility to address bottlenecks and improve efficiency and productivity.

• Augmented Reality ("AR") and 3D - Our augmented reality solutions allow us to easily scan a space and subsequently attach AR content persistently to any position in the world. The technology can also be used for visual asset tracking without beacons or markers as well as digital twin creation and manipulation. Using SLAM (simultaneous localization and mapping) combined with innovative technologies offers tools to help enable augmented reality and metaverse capabilities for their business.

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

•Enterprise Apps - Our indoor intelligence segment historically also included the smart office app, events and mapping solution which comprised the enterprise apps line of products offering enhanced employee experiences with a holistic location aware customer branded employee app for a smart, innovative and connected workplace. This suite of products and solutions was spun off in connection with the separation of our enterprise apps business effective as of March 14, 2023 and is presented as discontinued operations and, as such have been excluded from both continuing operations and segment results for all periods presented. (See “Recent Events - Enterprise Apps Spin-off and Business Combination” under Part II, Item 7 herein for more information).

Shoom and SAVES Product Lines

Our Shoom and SAVES operating segments, which included our cloud-based applications and analytics for the advertising, media and publishing industries and the data analytics and statistical visualization software solutions for engineers and scientists have been disposed of or met the held for sale criteria and represent a strategic shift in our operations, and therefore are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented (see "Recent Events - Solutions Divestiture - Grafiti Holding Inc." "- Damon Business Combination" and "- Solutions Divestiture - Grafiti LLC ” under Part II, Item 7 herein for more information).

RTLS Product Enhancements

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

Positioning Innovation Powered by Machine Learning

In 2024, we intend to continue to explore the use of machine learning and artificial intelligence (“AI”) to improve positioning accuracy, reliability and range which would provide additional benefits to existing customers and unlock new opportunities for our RTLS technology. Here is an example of how we are utilizing AI to enhance our technology: due to fluctuating frequency plotting in the beginning of a project, but after applying advanced AI filter methods and machine learning algorithms we can better understand the radio frequency (RF) behavior as to how the time difference of arrival (TDoA) sync path should be configured in the specific environment considering several attributes. Following these enhancements, we believe our products will be able to assist in providing predictive, more accurate, bidirectional location information to secure and optimize our deployments using hardware that includes iOS and Android smartphones, IoT sensors, access points or BLE beacons.

5G

Building on research and development (R&D) efforts in 2023, we intend to continue to study the worldwide 5G deployments, both public and private, to identify a robust hardware and software solution to detect and position new handsets based on this technology and explore software defined radio solutions, as well as enhancements in antenna technology to provide our customers with additional capabilities in the security field. This is a complex challenge and we are working with partners and customers to understand requirements, use cases and solutions.

Analytics and Insights

Inpixon Analytics on-premises or in the cloud, along with specially-optimized algorithms and industry specific dashboards that are intended to provide better visibility, predictive maintenance, process optimization, security and safety, and data-driven decision-making. Improved visibility gives real-time locations and status of assets, people, and equipment both indoors and outdoors. By collecting and analyzing data from RTLS systems, organizations gain insights from asset movements and use this information to optimize their operations. Predictive maintenance reduces downtime and maintenance costs, as well as improve the lifespan of equipment. Process optimization helps improve productivity, reduce costs, and enhance customer satisfaction. Security and safety helps prevent accidents, reduce the risk of theft, and enhance the overall safety of employees and customers. Data-driven decision making by analyzing data from RTLS systems, organizations gains a better understanding of their operations, identify areas for improvement, and make data-driven decisions that drive business value. Furthermore, we are continuing to enhance the integration of ChatGPT, a generative artificial intelligence (AI), into our RTLS solution. This innovative integration expands the capabilities of our RTLS, enabling rapid, AI-assisted insights as well as interactive discussions in a conversational medium. Operations managers in production and logistics, in particular, stand to benefit from this transformative development.

Augmented Reality and Digital Twin

Our AR and digital twin technologies multiply the capabilities of RTLS solutions by providing real-time visualization aided with meta data, remote monitoring, simulation and testing, predictive maintenance, collaboration, and training, all of which can help optimize operations and improve efficiency. AR helps visualize the real-time location of assets, people, and equipment in the physical world, overlaid with digital information such as asset status, maintenance history, and other relevant data. This can provide a more intuitive and efficient way for operators to understand and interact with the physical world. In addition, digital twin features can enable remote monitoring of assets and equipment, providing a virtual representation of the physical world that can be accessed from anywhere to monitor assets and equipment in real-time and make informed decisions based on the data gathered. Digital twin technology can also enable simulation and testing of scenarios in a virtual environment, allowing our customers to test different configurations and optimize their operations without the need for physical experimentation. Finally, AR and digital twin technologies can facilitate collaboration and training by providing a shared virtual environment where operators can train and work together remotely.

Research and Development

TriFan 600

We plan to seek FAA certification of the TriFan 600 as a fixed-wing, VTOL aircraft. Initial concept and engineering analysis for the TriFan 600 was completed in July 2015. Legacy XTI built a 65% scale prototype and in May 2019 began initial hover tests. The prototype was successfully hover-tested multiple times. Subsequent to raising private funding during 2021, Legacy XTI hired a number of engineers (employees and consultants) to establish its core engineering organization. Additionally, Legacy XTI retained consulting firms to provide specialized engineering technical knowledge to complement XTI’s team.

Legacy XTI completed its preliminary design review (“PDR”) in 2022, which set the stage for the next step of design development. Legacy XTI updated the exterior design of the TriFan 600, including the wing fans location and the location of the horizontal tail, all of which had a positive impact on the performance and efficiency of the aircraft. Design and engineering for other systems, including the propulsion system, landing gear, cockpit visibility, cabin sizing and structural integrity were also advanced during 2022 and 2023.

The PDR phase included the identification of Legacy XTI’s supply chain. The team, throughout the design phase, has identified and started negotiating with key suppliers globally to support each of the components or systems of the TriFan 600, requesting proposals from each. As a result of these efforts, Legacy XTI has established a baseline bill-of-materials.

The current development design review phase (“DDR”) of the program includes further interactions with suppliers to develop and mature major structures and systems of the aircraft. With input from industry-respected suppliers, we believe all systems of the TriFan 600 can be incorporated into the airframe to deliver a fully-integrated solution. The fulfillment of this phase is expected to pave the way for approving engineering designs used to build the aircraft. The DDR phase also includes ongoing communication with the FAA to discuss and maintain awareness of our compliance with federal regulations.

The next target milestones include critical design review (“CDR”) and building and preliminary testing of a full-scale flight test aircraft, along with building additional full-scale flight test aircraft, are fully dependent on raising additional financing.

Following the completion of the first full-scale flight test aircraft, certification from the Federal Aviation Administration ("FAA") is expected to take an additional eighteen months to achieve. We anticipate FAA certification of the TriFan 600 in 2028.

Indoor Intelligence

Our management believes that we must continue to dedicate a significant amount of resources to research and development efforts to maintain a competitive position. Our RTLS products intersect many emerging fields including metaverse, augmented reality, occupancy planning, industry 4.0, smart cities, and more, and we continue to innovate and patent new methods to solve problems for our customers. Research and development expenses associated with our indoor intelligence business for the years ended December 31, 2023 and 2022 totaled approximately $4.4 million and $4.5 million, respectively.
Sales and Marketing
TriFan 600
Our sales channels include direct sales as well as indirect sales channels which may include one or more regional sales agents or brokers. Indirect sales partners may also provide a range of pre- and post-sales services to our customers including aftermarket support and maintenance, repair and overhaul ("MRO") services using XTI parts.
In 2023, we entered into a commercial agreement with a sales and distribution agent for prospective sales of TriFan aircraft and MRO services in certain markets, including 21 countries of the Middle East and North Africa. We have been in discussions with other sales and distribution agents throughout the world and plan to expand our global territory reach via commercial agreements.

We intend to market our aircraft through customer-targeted marketing campaigns (e.g., EMS, land management, oil & gas) utilizing our digital presence, webinars, national and regional trade shows, conferences, traditional print advertising and other media. To best identify target customers, we intend to utilize focus groups and "voice of the customers" panels to allow us to map customer requirements and use cases to our available features, functions and options.

Indoor Intelligence
Our sales channels include direct sales as well as indirect sales through channel partners including original equipment manufacturers (OEMs), integrators, resellers and distributors. Indirect sales partners may provide a range of pre- and post-sales services to our customers including system design, installation, commissioning and service.
Direct sales representatives are compensated with a base salary and may participate in incentive plans such as commissions or bonuses.
We market our products through industry-focused as well as account-based marketing strategies which utilize SEO, advertising, social media, trade shows, conferences, webinars and other media.

Our RTLS products are primarily sold on a license and SaaS mode, which we call "location as a service" or "LaaS." In our licensing model, we also typically charge an annual maintenance fee. The LaaS model is typically for a 3-5 year contract and includes license to use, maintenance and hardware upgrades. The LaaS model generates a recurring revenue stream.
Customers

TriFan 600

Aircraft Purchase Agreement

On February 2, 2022, we entered into a conditional aircraft purchase contract (the “Aircraft Purchase Agreement”) with a counterparty located in the southwest region of the United States (“Counterparty A”) relating to the purchase of 100 TriFan 600 aircraft. The parties’ obligations under the Aircraft Purchase Agreement are subject to certain conditions, including certification of our aircraft by the FAA and obligations to amend the Aircraft Purchase Agreement to add certain material terms including, among others, delivery dates, aircraft specifications, warranties, remedies, milestones relating to the development of the TriFan 600, the type and extent of assistance to be provided by Counterparty A in obtaining certification of the TriFan 600, branding and marketing matters, optional equipment and other matters. Counterparty A’s obligations to consummate the Aircraft Purchase Agreement arise only after all material terms are agreed upon, in the discretion of each party. If the parties do not agree on such material terms, either party will have the right to terminate the agreement if such party determines in its discretion that it is not likely that the material terms will be agreed to in a manner consistent with such party’s business and operational interests (as those interests may change from time to time).

We will determine the base purchase price for each TriFan 600 aircraft under the Aircraft Purchase Agreement during the first month of the calendar quarter prior to the quarter in which the subject TriFan 600 aircraft are to be delivered, subject to adjustments. The Aircraft Purchase Agreement contains customary representations and covenants for contracts of this type.

In connection with the Aircraft Purchase Agreement, we issued Counterparty A a warrant to purchase 6,357,474 shares of Legacy XTI common stock (as amended as of April 3, 2022 and March 11, 2024, the “Counterparty A Warrant”). The shares underlying the Counterparty A Warrant adjusted to 567,467 shares of our common stock by application of the exchange ratio at the effective time of the XTI Merger (the “Effective Time”). The Counterparty A Warrant contains conditional vesting criteria; the purchase right for one-third of the shares represented by the Counterparty A Warrant vested upon the execution and delivery of the Aircraft Purchase Agreement, one-sixth of the shares vested on March 11, 2024, and one-third of the shares will vest upon the acceptance of delivery and final purchase of the first TriFan 600 aircraft by Counterparty A pursuant to the Aircraft Purchase Agreement. The Counterparty A Warrant requires the parties to agree on an initial strategic public and industry announcement within 90 days of March 11, 2024 or such other time as the parties may mutually agree. The Counterparty A Warrant will expire on the earlier of (i) a liquidation event as defined therein and (ii) 5:00 p.m. Pacific time on February 2, 2029.

Indoor Intelligence

Our RTLS offerings which include real-time location tracking, collision avoidance and wireless device detections are used around the world in automotive factories, heavy equipment factories, logistics and distribution warehouses, mining operations, government and military buildings, and corporate offices.

During the year ended December 31, 2023, two customers accounted for over 10% of revenue with one customer with 17% of revenue and one customer that accounted for 10% of revenue. During the year ended December 31, 2022, only one customer accounted for over 10% of revenue with 23% of revenue for the year. From time to time, one or two customers can represent a significant portion of our revenue as a result of one-time projects.

Competition

TriFan 600

The private jet and private business aircraft markets are highly competitive and we face a significant number of original equipment manufacturer competitors, most of which are larger, better known and have better financial resources than us. When the TriFan 600 goes into production, we believe it will compete with other aircraft manufacturers by providing our customers with what we believe is a unique “crossover” aircraft with distinct and largely unique performance capabilities at a competitive purchase price. We believe the TriFan 600 will be one of a small number of aircraft that offers the speed, range and comfort of a business aircraft with the versatility of VTOL. As we expect that the TriFan 600 will be capable of flying greater distances and on average at twice the speed and three times the range of competing helicopters, we expect the TriFan 600 to offer lower direct operating costs (cost per flight hour) and be able to fly almost twice as many missions, thus generating additional cost savings and revenue for airlines and aircraft operators when compared with helicopters.

Indoor Intelligence

In addition, our RTLS business is characterized by innovation and rapid change. Our RTLS Indoor Intelligence products compete with companies such as Aruba, Cisco, Juniper Networks/Mist Systems, Ubisense, Sewio, Kinexon, Zebra Technologies and other mostly vertical focused RTLS companies. Some competitors determine positioning primarily using BLE or Wi-Fi and, therefore, we believe they cannot achieve the same accuracy that we do and so cannot meet some customers' needs. Many RTLS competitors are focused on one technology and/or vertical and, at this time, we believe none of them have as complete an offering of tags, anchors, positioning, engine, software, integrations and analytics.
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

Intellectual Property

TriFan 600

We have received a utility patent (US Patent 9,676,479) and a design patent (US Patent D741247) for a VTOL aircraft that includes a pair of ducted lift/thrust fans that are rotatably moveable between the lift and thrust positions. Based on those U.S. patents, the Company has also applied for and has been issued multiple additional foreign utility patents, including from China, Japan, Europe and Canada. We have sought to protect our intellectual property through the use of patents and trade secrets. Employee and third-party consultants have signed non-disclosure agreements with Legacy XTI which include standard provisions related to assignment of work product and other requirements to further protect its proprietary rights. We are continuing to develop intellectual property and we intend to aggressively protect our position in key technologies. We own several trademarks protecting Legacy XTI's name and logo. Our intellectual property also includes extensive data, engineering analyses and other know-how.

We have obtained broad patent protection in both respects through the above-referenced patents. Under the European patent, we have applied for issuance of patents in the U.K., France, Germany, and Italy, where we expect the aircraft will be sold and used. Patents are also pending in Brazil.

Indoor Intelligence

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

In connection with the Enterprise Apps Spin-off and the terms of the KINS Separation Agreement (defined below in the Recent Events section of Item 7), each of the Company and CXApp have granted the other party a limited worldwide, non-exclusive, irrevocable, royalty free, fully paid up, perpetual license (the “Licensee”) to use, practice and otherwise exploit such intellectual property (with certain exceptions) that is owned, controlled or purported to be owned or controlled by the other party (the “Licensor”) to the extent used, practiced or otherwise exploited in the business of the Licensee during the twelve (12) months prior to the separation or is reasonably anticipated to be used after the separation for the conduct of any business of the

Licensee as conducted on or prior to the separation and reasonably anticipated extension or evolutions thereof that are not substitutes for any product or service of the Licensor.

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

Aviation Regulations

In the U.S., civil aviation is regulated by the FAA, which controls virtually every aspect of flight from pilot licensing to aircraft design and construction, and use of the public air space within the boundaries and territorial waters of the United States. The FAA requires that every civilian aircraft that flies in the U.S. carry a valid “type certificate” and airworthiness certificate issued by the FAA or a foreign civil aviation authority.

We intend to seek approval for the design of the TriFan 600 by obtaining a standard Type Certificate under Federal Aviation Regulations, in particular the criteria set forth by the FAA (as defined in Part 23 of the Federal Aviation Regulations (14 CFR Part 23)), as a normal category piloted aircraft that can also take off and land vertically. The Company submitted a preliminary certification plan to the FAA during the fourth quarter of 2023 and plans to submit a formal initial certification plan by 2025. The FAA will oversee extensive testing and analysis of the TriFan 600 to confirm the aircraft’s safety, stability, reliability, performance, and compliance with the applicable airworthiness standards.

In addition, once the FAA issues a type certificate to the Company, we intend to apply for a production certificate, the FAA’s approval required for the manufacture of an FAA-approved type design, to enable the Company to manufacture the TriFan in commercial quantities. TriFan 600 aircraft that are manufactured by XTI in accordance with the type certificate and the production certificate will be delivered to customers along with a certificate of airworthiness. To obtain a production certificate from the FAA, we must demonstrate that our organization and our personnel, facilities, and quality system can produce the aircraft such that they conform to the approved design.

Since we are not permitted to deliver commercially produced aircraft to customers until any such aircraft has obtained FAA certification, no material aircraft sales revenue will be generated before receipt of FAA certification. The process of obtaining a valid type certificate, production certificate and airworthiness certificate for the TriFan 600 will take several years.

In addition to the FAA, customers’ operation of the TriFan 600 will be regulated by various state, county, and municipal agencies. Specifically, flight of the TriFan 600 will be regulated by the FAA, while the ability to take off and land will be governed by the FAA and various zoning restrictions imposed by non-federal agencies in each location where an owner of the TriFan 600 intends to operate. These restrictions vary by location. Some government and private locations in the U.S. and around the world limit or prohibit the use of aircraft. There are currently over 5,000 helipads in the U.S. where helicopters are allowed to land. Thus, we expect that customers will be able to legally land the TriFan 600 in these locations and at thousands of other paved areas or grassy areas, job sites, residential and commercial locations in the U.S. and around the world where it’s safe and legal to land VTOL aircraft, as well as smaller general aviation airports unavailable to conventional business aircraft and jets.
Employees

As of March 15, 2024, we have 50 employees, including 4 part-time employees, which includes all employees of our subsidiaries. This includes 4 officers, 6 sales personnel, 4 marketing personnel, 27 technical and engineering personnel and 9 finance, legal and administration personnel.

Corporate Information

We currently have two direct, wholly-owned operating subsidiaries: XTI Aircraft Company, based in Englewood, Colorado (at our corporate headquarters), and Inpixon GmbH (previously Nanotron Technologies GmbH), based in Berlin, Germany. IntraNav GmbH, based in Eschborn, Germany (“IntraNav”), is an indirect subsidiary of the Company and the wholly-owned subsidiary of Inpixon GmbH.

Our principal executive offices are located at Centennial Airport at 8123 InterPort Blvd., Suite C, Englewood, Colorado 80112. This facility houses our principal executive office, finance, and other administrative activities, although our employees and consultants mostly work remotely. Our engineers are working remotely throughout the U.S.

We believe that our facility in Colorado meets our needs for the immediate future. However, we plan to begin a site selection process as early as the second quarter of 2024 to identify a facility located at an airport within the continental U.S. that will allow us to consolidate engineers and other administrative employees, perform flight simulations, perform propulsion rig and prototype flight tests, and potentially expand to a full production site with a facility for pilot training. It is not yet determined whether our corporate headquarters will change from the current location at Centennial Airport. We expect to move into a new facility by 2025.

Our telephone number is (800) 680-7412. We have also agreed to sublease office space in Palo Alto, California. Two of our subsidiaries, Inpixon GmbH and IntraNav, maintain offices in Berlin Germany, and Eschborn, Germany, respectively. Our Internet website is www.xtiaerospace.com. The information on, or that can be accessed through, our website is not part of this report, and you should not rely on any such information in making any investment decision relating to our common stock.
ITEM 1A: RISK FACTORS
We are subject to various risks and uncertainties that may materially harm our business, prospects, financial condition and results of operations. An investment in our common stock is speculative and involves a high degree of risk. In evaluating an investment in shares of our common stock, you should carefully consider the risks described below, together with the other information included in this report.
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

Risks Related to Our Business and Industry

•We have a limited operating history and have not yet manufactured any non-prototype aircraft, delivered any aircraft to customers or generated any revenues from our aircraft business, and we may never develop or manufacture any VTOL aircraft.
•Operating aircrafts carry a degree of inherent risk. Accidents or incidents involving VTOL aircrafts, us or our competitors could have a material adverse effect on our business, financial condition and results of operations.
•The remainder of the development period for the TriFan 600 may take longer than anticipated.
•The market for a civilian long-range fixed-wing VTOL aircraft is new and untested. If such market does not respond at the level we expect or if it fails to grow as large as we expect, our business, financial condition and results of operations could be harmed.

•The pre-orders we have received for our aircraft are non-binding, conditional or written expressions of interest and may be terminated at any time prior to execution of a definitive purchase agreement. If these pre-orders are cancelled, modified, delayed or not placed in accordance with the terms agreed with each party, our business, results of operations, liquidity and cash flow will be materially adversely affected.
•We will require FAA certification, and a delay in receiving such certification could adversely affect our prospects, business, financial condition and results of operations.
•We have completed several strategic transactions, which may make it difficult for potential investors to evaluate our future business, and, due to the risks and uncertainties related to the acquisition of new businesses, any such acquisition does not guarantee that we will be able to attain profitability.
•We may not be able to successfully integrate the business and operations of entities that we have acquired, have been acquired by or may acquire in the future into our ongoing business operations.
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
•Any future disposition of assets and business could have material and adverse effect on business, financial conditions, and operations, if not consummated in a timely manner.
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
•If we do not adequately protect our intellectual property rights, we may experience a loss of revenue and our operations and growth prospects may be materially harmed.
•The growth of our business is dependent on increasing sales to our existing customers and obtaining new customers, which, if unsuccessful, could limit our financial performance.

Risks Related to Our Securities

•Our failure to maintain compliance with the continued listing requirements of the Nasdaq Capital Market may result in our common stock being delisted from the Nasdaq Capital Market which could negatively impact the price of our common stock, liquidity and our ability to access the capital markets.
•Our stock price may be volatile.
•Sales of our common stock or other securities, or the perception that future sales may occur, may cause the market price of our common stock to decline, even if our business is doing well.
•There may be future sales or other dilution of our equity, which may adversely affect the market price of our common stock.
•We may issue debt and equity securities or securities convertible into equity securities, any of which may be senior to our common stock as to distributions and in liquidation, which could negatively affect the value of our common stock.
•If our common stock becomes subject to the penny stock rules, it would become more difficult to trade our shares.
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

Risks Related to the XTI Merger

•Our equityholders may not realize a benefit from the XTI Merger commensurate with the ownership dilution they experienced in connection with the XTI Merger.

•The historical unaudited pro forma condensed combined financial information may not be representative of the combined company’s results after the merger.
•The XTI Merger is expected to cause the Enterprise Apps Spin-off to become taxable to the Company.

Risks Related to the Separation and Distribution of Grafiti Holding and the Damon Business Combination

•The distribution of Grafiti Holding Common Shares to participating security holders may not be completed on the currently contemplated timeline, or at all, may cause us to incur more expenses than anticipated and may not achieve the intended benefits.
•Certain members of our management and directors are anticipated to hold stock in both XTI Aerospace and Grafiti Holding, and as a result may face actual or potential conflicts of interest.
•The distribution is a taxable event and shareholders may need to use cash from other sources to cover your tax liability.
•The consummation of the Damon Business Combination is subject to a number of conditions and if those conditions are not satisfied or waived, the Business Combination Agreement may be terminated in accordance with its terms and the Damon Business Combination may not be completed.
•XTI Aerospace, Grafiti Holding and each of their officers and directors are, or may in the future be, subject to claims, suits and other legal proceedings, including challenging the Damon Business Combination, that may result in adverse outcomes, including preventing the Damon Business Combination from becoming effective or from becoming effective within the expected time frame.
•The announcement of the proposed Damon Business Combination could disrupt XTI Aerospace’s, Grafiti Holding’s and Damon’s relationships with their respective customers, suppliers, business partners and others, as well as their operating results and business generally.
•The exercise of the XTI Aerospace or Grafiti Holding's directors’ and executive officers’ discretion in agreeing to changes or waivers in the terms of the Damon Business Combination may result in a conflict of interest when determining whether such changes to the terms of the Damon Business Combination or waivers of conditions are appropriate and in Inpixon or Grafiti Holding shareholders’ best interest.
Risks Related to Our Business and Industry

We have a limited operating history and have not yet manufactured any non-prototype aircraft, delivered any aircraft to customers or generated any revenues from our aircraft business, and we may never develop or manufacture any VTOL aircraft.

We have a limited operating history in the VTOL aircraft industry. Our primary VTOL aircraft product is the TriFan 600 (the “aircraft”, “Aircraft” or the “TriFan 600”), which is currently in the developmental stage. If we are successful in commercially producing the Aircraft, we do not expect to be able to obtain approval from the FAA and regulatory bodies in other countries, and commence deliveries until 2028 at the earliest, if at all. We have no experience as an organization in high volume manufacturing of the Aircraft or any other type of aircraft. We cannot assure you that we or our partners will be able to develop efficient, automated, cost-efficient manufacturing capabilities and processes and reliable sources of component supplies that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully mass market our aircraft. You should consider our business and prospects in light of the risks and significant challenges we face as a new entrant into our industry, including, among other things, with respect to our ability to:

•design and produce safe, reliable and quality aircraft on an ongoing basis;
•obtain the necessary regulatory approvals in a timely manner;
•build a well-recognized and respected brand;
•establish and expand our customer base;
•successfully service our aircraft after sales and maintain a good flow of spare parts and customer goodwill;
•improve and maintain our operational efficiency;
•predict our future revenues and appropriately budget for our expenses;
•attract, retain and motivate talented employees;
•anticipate trends that may emerge and affect our business;
•anticipate and adapt to changing market conditions, including technological developments and changes in our competitive landscape; and
•navigate an evolving and complex regulatory environment.

If we fail to adequately address any or all of these risks and challenges, our business, financial condition and results of operations may be materially and adversely affected. There is no assurance that we will ever be profitable or generate sufficient revenue to pay dividends to the holders of our common stock. We do not believe we will be able to generate revenues from the sale of aircraft without successfully securing FAA certification of the TriFan 600 aircraft, which involves substantial risk. As a result, we are dependent upon raising sufficient financing to fund the Company until the TriFan 600’s first flight, including building the first test aircraft. At the time of this filing and based on Legacy XTI's conclusion of its Preliminary Design Review (“PDR”) in 2022, we estimate this amount to be approximately $300 million in capital, net of anticipated aircraft deposits. If planned operating levels are changed, higher operating costs encountered, lower sales revenue received, more time is needed to implement the plan, or less funding is received from customer deposits or sales, more investor funds than currently anticipated may be required. Additional difficulties may be encountered prior to FAA certification, such as unanticipated problems relating to development, testing, and initial and continuing regulatory compliance, vendor manufacturing costs, production and assembly, and the competitive and regulatory environments in which we intend to operate. If additional capital is not available when required, or is not available on acceptable terms, we may be forced to modify or abandon our business plan.

There is a possibility that we may not be able to continue as a “going concern".

We have adopted ASU No. 2014-15, “Disclosure of Uncertainties about the Entity’s Ability to Continue as a Going Concern.” We have concluded that there is an uncertainty about our ability to continue as a going concern and our independent auditors have incorporated this into their opinion of our 2023 audited financial statements, accordingly. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our proposed business plan. As a result, we may have to liquidate our business and investors may lose their investments. Our ability to continue as a going concern is dependent on our ability to successfully accomplish our plan of operations described herein, obtain financing and eventually attain profitable operations.

Operating aircrafts carry a degree of inherent risk. Accidents or incidents involving VTOL aircrafts, us or our competitors could have a material adverse effect on our business, financial condition and results of operations.

Test flying a prototype aircraft is inherently risky, and accidents or incidents involving our aircraft are possible. Any such occurrence would negatively impact our development, testing and certification efforts, and could result in re-design, certification delay and/or postponements or delays to the sales of our aircraft.

The operation of an aircraft is subject to various risks, and we expect demand for our aircraft to be impacted by accidents or other safety issues regardless of whether such accidents or issues involve our aircraft. Such accidents or incidents could also have a material impact on our ability to obtain certification from the FAA and/or international regulators for our aircraft, or to obtain such certification in a timely manner. Such events could impact confidence in a particular aircraft type or the air transportation services industry as a whole, particularly if such accidents or disasters were due to a safety fault. We believe that regulators and the general public are still forming opinions about the safety and utility of various new types of VTOL aircraft, particularly “air taxis”, which are also known as “eVTOLs.” An accident or incident involving either our VTOL aircraft or an eVTOL aircraft during these early stages of opinion formation could have a disproportionate impact on the longer-term view of the advanced VTOL aircraft market generally.

There may be heightened public skepticism of new types of VTOL aircraft and its adopters. In particular, there could be negative public perception surrounding air taxis, including the overall safety and the potential for injuries or death occurring as a result of accidents involving them, regardless of whether any such safety incidents involve our aircraft. Any of the foregoing risks and challenges could adversely affect the combined company’s prospects, business, financial condition and results of operations.

We are at risk of adverse publicity stemming from any public incident involving our company, our people, our brand or other companies in our industry. Such an incident could involve the actual or alleged behavior of any of our employees or third-party contractors. Further, if our personnel, our aircraft or other types of aircraft are involved in a public incident, accident, catastrophe or regulatory enforcement action, we could be exposed to significant reputational harm and potential legal liability. The insurance we carry may be inapplicable or inadequate to cover any such incident, accident, catastrophe or action. In the event that our insurance is inapplicable or inadequate, we may be forced to bear substantial losses from an incident or accident. In addition, any such incident, accident, catastrophe or action involving our employees, our aircraft or other types of aircraft could create an adverse public perception, which could harm our reputation, result in passengers being reluctant to use our services and adversely impact our business, results of operations and financial condition.

The remainder of the development period for the TriFan 600 may take longer than anticipated.

Even if it meets its development schedule, we do not expect to deliver certified aircraft to customers until 2028 at the earliest. As a result, the receipt of significant revenues is not anticipated until that time and may occur later than projected, as our previous development schedule has been delayed. We depend on receiving large amounts of capital and other financing to complete our development work, with no assurance that we will be successful in completing our development work or becoming profitable.

We operate in highly competitive markets and we may be required to reduce the prices for some of our products and services to remain competitive, which could adversely affect our results of operations.
The TriFan 600 potentially competes with a variety of aircraft manufacturers in the United States and abroad. Further, we could face competition from competitors of whom we are not aware that have developed or are developing technologies that will offer alternatives to the TriFan 600. Competitors could develop an aircraft that renders the TriFan 600 less competitive than we believe it will become. Many existing potential competitors are well-established, have or may have longer-standing relationships with customers and potential business partners, have or may have greater name recognition, and have or may have access to significantly greater financial, technical and marketing resources. Other manufacturers may be developing a light, fixed-wing, VTOL aircraft with performance similar to that of the TriFan 600.
The RTLS industry is developing rapidly and related technology trends are constantly evolving. In this environment, we face, among other things, significant price competition from our competitors. As a result, we may be forced to reduce the prices of the products and services we sell in response to offerings made by our competitors and may not be able to maintain the level of bargaining power that we have enjoyed in the past when negotiating the prices of our products and services.
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

The market for a civilian long-range fixed-wing VTOL aircraft is new and untested. If such market does not respond at the level we expect or if it fails to grow as large as we expect, our business, financial condition and results of operations could be harmed.

The market for a civilian long-range fixed-wing VTOL aircraft is completely new and untested. Our success in this market is dependent upon our ability to effectively market and sell travel and other applications by the TriFan 600 as a substitute for conventional methods of air transportation (i.e., helicopters and/or light and mid-size business aircraft) and the effectiveness of our other marketing and growth efforts. If the public does not respond as expected as a result of concerns regarding safety, affordability or for other reasons, then the market for our offerings may not develop, may develop more slowly than we expect or may not achieve the growth potential we expect, any of which could harm our business, financial condition and results of operations.

Developing new products and technologies entails significant risks and uncertainties.

Delays or cost overruns in the development or certification of the TriFan 600 and failure of the product to meet its performance estimates is likely to affect our financial performance. Delays and increased costs may be caused by unanticipated technological hurdles, changes to design or failure on the part of our suppliers to deliver components as agreed. This may further delay the development and/or certification of the TriFan 600.

Additionally, the TriFan 600 may not perform at the level we expect or may contain defects in design and manufacture that may cause them not to perform as expected or that may require repair. It is not possible to fully replicate every operating condition and validate the long-term durability of every aspect of our aircraft in testing prior to its use in service. In some instances, we may need to continue to rely upon projections and models to validate the projected performance of our aircraft over their lifetime. Therefore, similar to most aerospace products, there is a risk that our aircraft may suffer unforeseen faults, defect or other issues in service. Such faults, defects and other issues may require significant additional research and development to rectify and could involve suspension of operation of our aircraft until any such defects can be cured. There can be no assurance that such research and development efforts would result in viable products or cure any such defects. Obtaining the necessary data and results may take longer than planned or may not be obtained at all. Any such delays or setbacks could have a material adverse effect on our reputation and our ability to achieve our projected timelines and financial goals.

Our aircraft may require maintenance at frequencies or at costs that are greater than expected.

The TriFan 600, when produced, is anticipated to require regular maintenance and support. We are still developing our understanding of the long-term maintenance profile of the aircraft, and if useful lifetimes are shorter than expected, this may lead to greater maintenance costs than previously anticipated. If the TriFan 600 and related equipment require maintenance more frequently than we plan for or at costs that exceed our estimates, that would have an impact on the sales of our aircraft and have a material adverse effect on our business, financial condition and results of operations.

There may be a shortage of pilots and mechanics who meet the training standards required, which could reduce our ability to sell our aircraft at scale and on our expected timelines.

There is a shortage of pilots that is expected to exacerbate over time as more pilots in the industry approach mandatory retirement age. Similarly, trained and qualified aircraft and aviation mechanics are also in short supply. If these shortages continue, the aviation industry as a whole and our business may face challenges.

The pre-orders we have received for our aircraft are non-binding, conditional or written expressions of interest and may be terminated at any time prior to execution of a definitive purchase agreement. If these pre-orders are cancelled, modified, delayed or not placed in accordance with the terms agreed with each party, our business, results of operations, liquidity and cash flow will be materially adversely affected.

We have a pre-sales program which includes refundable deposits for TriFan 600 aircraft. Most pre-orders do not include deposits. The deposits we have received do not create an obligation on the part of the customer to purchase an aircraft, and a customer may request the full return of its refundable deposit. Most pre-orders are subject to the execution of a definitive purchase agreement between us and each party that contains the final terms for the purchase of our aircraft, including, but not limited to, the final number of aircraft to be purchased and the timing for delivery of the aircraft. Some or most customers might not transition to non-refundable purchase contracts until prior to aircraft delivery, if at all. Aircraft customers might respond to weak economic conditions or competitive alternatives in the market by canceling orders, resulting in lower demand for our aircraft and other materials, such as parts, services, and training, from which we expect to generate additional revenue. Such events would have a material adverse effect on our financial results and/or liquidity. For more detailed information regarding our material pre-orders, see "Key Agreement" under Part I, Item 1 herein.

Operations could be adversely affected by interruptions of production that are beyond our control.

We intend to produce the TriFan 600 and its derivatives using systems, components and parts developed and manufactured by third-party suppliers. This supply chain exposes us to multiple potential sources of delivery failure or component shortages for our aircraft, most of which are out of our control, including shortages of, or disruptions in the supply of, the raw materials used by our partners in the manufacture of components, disruptions to our partners’ workforce (such as strikes or labor shortfalls) and disruptions to, or capacity constraints affecting, shipping and logistics. Such suppliers may be subject to additional risks such as financial problems that limit their ability to conduct their operations. If any of these third parties experience difficulties, it may have a direct negative impact on us.

While we believe that we may be able to establish alternate supply relationships and can obtain replacement components, we may be unable to do so in the short term or at all at prices that are acceptable to us or may need to recertify components. We may experience source disruptions in our or our partners’ supply chains, which may cause delays in our overall production process for both prototype and commercial production aircraft.

If we needed to find alternative suppliers for any of the key components of our aircraft, then this could increase our costs and adversely affect our ability to receive such components on a timely basis, or at all, which could cause significant delays in our overall projected timelines for the delivery of our aircraft and adversely affect our relationships with our customers.

In addition, if we experience a significant increase in demand, or need to replace our existing suppliers, there can be no assurance that additional suppliers of component parts will be available when required on terms that are acceptable to us, or at all, or that any supplier would allocate sufficient supplies to us in order to meet our requirements or fill our orders in a timely manner. Further, if we are unable to manage successfully our relationships with all of our suppliers and partners, the quality and availability of our aircraft may be harmed. Our suppliers or partners could, under some circumstances, decline to accept new purchase orders from, or otherwise reduce their business with, us. Any disruptions in the supply of components from our suppliers and partners could lead to delays in aircraft production, which would materially adversely affect our business, financial condition and operating results.

Further, if any conflicts arise between our suppliers or partners and us, the other party may act in a manner adverse to us and could limit our ability to implement our business strategies, which could impact our projected production timelines and number of aircraft produced. Our suppliers or partners may also develop, either alone or with others, products in related fields that are competitive with our products as a result of any conflicts or disagreements. Any disagreements or conflicts with our suppliers or partners could have an adverse effect on our reputation, which could also negatively impact our ability to source new suppliers or partners.

Any changes in business conditions, wars, governmental changes, political intervention and other factors beyond our control or which we do not presently anticipate, could also affect our partners’ and suppliers’ abilities to deliver components to us on a timely basis, which could have a material adverse effect on our overall timelines to produce our aircraft. We do not control our suppliers or partners or such parties’ labor and other legal compliance practices, including their environmental, health and safety practices. If our current suppliers or partners, or any other suppliers or partners which we may use in the future, violates any specific laws or regulations, we may be subjected to extra duties, significant monetary penalties, adverse publicity, the seizure and forfeiture of products that we are attempting to import or the loss of our import privileges. The effects of these factors could render the conduct of our business in a particular country undesirable or impractical and have a negative impact on our business, financial condition and results of operations.

We will require FAA certification, and a delay in receiving such certification could adversely affect our prospects, business, financial condition and results of operations.

The TriFan 600 is still in the development stage, and we are still working to obtain FAA type certification of the TriFan 600. Certification by the FAA will be required for the sale of the TriFan 600 in the civil or commercial market in the United States. The process to obtain such certification is expensive and time consuming and has inherent engineering risks. These include (but are not limited to) ground test risks such as structural strength and fatigue resistance, and structural flutter modes. Flight test risks include (but are not limited to) stability and handling over the desired center-of-gravity range, performance extremes (stalls, balked-landing climb, single-engine climb), and flutter control effectiveness (aircraft roll effectiveness, controllability, various control failure safety). Delays in FAA certification can be expected to result in us incurring increased costs in attempting to correct any issues causing such delays. Also, the impact of new or changed laws or regulations on the TriFan 600’s certification or the costs of complying with such laws and regulations cannot be predicted.

Our estimates of market demand may be inaccurate.

We have projected the market for the TriFan 600 based upon a variety of internal and external market data. The estimates involve assumptions, which may not be realized in fact. There can be no assurance that our estimates for the number of TriFan 600 aircraft that may be sold in the market will be as anticipated. In the event that we have not accurately estimated the market size for and the number of TriFan 600 aircraft that we can sell, it could have a material adverse effect upon us and our results from operations.

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
Although we have received patents issued by the US Patent and Trademark Office (USPTO) (design patent D741247 and utility patent US 9,676,479) and various foreign patents for the TriFan 600, there is no guarantee that we will receive one or more additional patents for which we will apply to the USPTO or for which we have applied or will apply in foreign jurisdictions. If one or more of any of our existing or future patents are challenged by a third party (such as a claim of invalidity of our patents or a claim of infringement against us), the federal courts would determine whether we are entitled to patent protection. If we fail to successfully enforce our proprietary technology or otherwise maintain the proprietary nature of our intellectual property used in the TriFan 600 aircraft, our competitive position could suffer. Notwithstanding our efforts to protect our intellectual property, our competitors may independently develop similar or alternative technologies or products that are equal to or superior to our TriFan 600 technology without infringing on any of our intellectual property rights or design around our proprietary technologies. There is no guarantee that the USPTO will issue one or more additional patents to us or that any court will rule in our favor in the event of a dispute related to our intellectual property. In the absence of further patent protection, it may be more difficult for us to achieve commercial production of the TriFan 600.
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

Our ability to use net operating loss carryforwards and certain other tax attributes from the Legacy XTI business may be limited.

As of December 31, 2023, Legacy XTI estimates that it has federal net operating loss carryforwards (“NOLs”) in excess of $10 million, of which approximately $1.4 million will begin to expire in 2036 and the remainder do not expire. Under the Tax Cuts and Jobs Act, federal NOLs generated by us in tax years through December 31, 2017 may be carried forward for 20 years and may fully offset taxable income in the year utilized and federal NOLs generated by us in tax years beginning after

December 31, 2017 may be carried forward indefinitely but may only be used to offset 80% of our taxable income annually. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change federal NOLs and other tax attributes (such as research and development tax credits) to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a greater than 50 percentage point change (by value) in a corporation’s equity ownership by certain stockholders over a rolling three-year period. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which shifts are outside our control). As a result, our ability to use Legacy XTI's pre-change federal NOLs and other tax attributes to offset future taxable income and taxes could be subject to limitations. Similar provisions of state tax law may also apply. For these reasons, even if we achieve profitability, we may be unable to use a material portion of Legacy XTI's NOLs and other tax attributes which may have an adverse impact on our business, financial condition and results of operations.

We may enter into joint venture, teaming and other arrangements, and these activities involve risks and uncertainties. A failure of any such relationship could have material adverse results on our business and results of operations.

We may enter into joint venture, teaming and other arrangements. These activities involve risks and uncertainties, including the risk of the joint venture or applicable entity failing to satisfy its obligations, which may result in certain liabilities to us for guarantees and other commitments, the challenges in achieving strategic objectives and expected benefits of the business arrangement, the risk of conflicts arising between us and our partners and the difficulty of managing and resolving such conflicts, and the difficulty of managing or otherwise monitoring such business arrangements. In addition, we do not currently have arrangements in place that will allow us to fully execute our business plan, including, without limitation, final supply and manufacturing agreements. Moreover, existing or future arrangements may contain limitations on our ability to enter into arrangements with other partners. A failure of our business relationships could have a material adverse effect on our business and results of operations.

If we are unable to obtain and maintain adequate facilities and infrastructure, we may be unable to develop and manufacture the aircraft as expected.

In order to develop and manufacture our aircraft, we must be able to obtain and maintain adequate facilities and infrastructure. We may be unsuccessful in obtaining, developing and/or maintaining these facilities in a commercially viable manner. Even if we are able to begin assembly operations in these facilities, maintenance of these facilities will require considerable capital expenditure as we expand operations. We cannot provide any assurance that we will be successful in obtaining and maintaining adequate facilities and infrastructure, and any failure to do so may result in our inability to develop and manufacture our aircraft as expected or on the timelines projected, which would adversely affect our business, financial condition and results of operations.

The residual effects of the COVID-19 pandemic could adversely affect our business, operations, financial condition and results of operations, and the extent to which the effects of the pandemic will impact our business, operations, financial condition and results of operations remains uncertain.

While the unprecedented challenges posed by the COVID-19 pandemic over the last few years have mostly subsided, there continue to be residual effects such as remote and hybrid work that may continue to impact our business and the business of our customers. We continue to operate all of our services, but the extent to which the remaining effects of the pandemic will impact our business, operations, financial condition and results of operations is uncertain, and hard to predict and will depend on numerous evolving factors that we may not be able to control or predict including:

● the impact of recurring variants of the COVID-19 virus and their impact on our employees and key personnel, our operations and our customers and partners;

● any disruption of our supply chain and the impact of such disruptions on our suppliers or our ability to deliver products and services to our customers;

● our continued ability to execute on business continuity plans for the maintenance of our critical internet infrastructure, while most of our employees continue to work remotely; and

● any negative impact on the demand for our services and products resulting from the economic disruption caused by the pandemic and responses thereto such as remote and hybrid work styles that can negatively impact our indoor intelligence solutions.

We are subject to risks associated with climate change, including the potential increased impacts of severe weather events on our operations and infrastructure.

The potential physical effects of climate change, such as increased frequency and severity of high wind conditions, storms, floods, fires, fog, mist, freezing conditions, sea-level rise and other climate-related events, could affect our operations, infrastructure and financial results. Climate change risks could result in but are not limited to operational risk from the physical effect of climate events on our terminal facilities, production facilities and other assets, as well as transitional risks, including new or more stringent regulatory requirements, increased monitoring and disclosure requirements, and potential effects on our reputation and/or changes in our business. We could incur significant costs to improve the climate resiliency of our aircraft or infrastructure and otherwise prepare for, respond to, and mitigate such physical effects of climate change. We are not able to accurately predict the materiality of any potential losses or costs associated with the physical effects of climate change.

Market and regulatory trends to reduce climate change may not evolve in the direction and within the timing expected, which could have a negative impact in our business plan.

A number of governments globally have introduced or are moving to introduce climate change legislation and treaties at the international, national, state/provincial and local levels. Regulation relating to emission levels and energy efficiency is becoming more stringent and is gaining more widespread market approval, as consumers expect companies to play a role in addressing climate change. Our business plan is predicated in part on the idea that market and regulatory trends favoring such “clean” energy and addressing climate change will continue to evolve in our favor. However, any change or reversal in such market and regulatory trends, such as less focus on climate-friendly solutions or less stringent legislation with respect to emissions, could result in lower demand for our aircraft and have an adverse effect on our business.

Investors’ expectations of our performance relating to environmental, social and governance (“ESG”) factors may impose additional costs and expose us to new risks.

There is an increasing focus from investors, employees, customers and other stakeholders concerning corporate responsibility, specifically related to ESG matters. Some investors may use these non-financial performance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and actions relating to corporate responsibility are inadequate. The growing investor demand for measurement of non-financial performance is addressed by third-party providers of sustainability assessments and ratings with respect to public companies. The criteria by which our corporate responsibility practices are assessed may change due to changes in the sustainability landscape, which could cause us to undertake costly initiatives to satisfy such new criteria. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies and/or actions with respect to corporate social responsibility are inadequate. We may face reputational damage in the event that we do not meet the ESG standards set by various constituencies.

We may not be able to secure adequate insurance policies, or secure insurance policies at reasonable prices.

We maintain a variety of insurance policies, and we believe our level of coverage is customary in our stage of development and industry and adequate to protect against claims. However, there can be no assurance that it will be sufficient to cover potential claims or that present levels of coverage will be available in the future at reasonable cost. Insurers may be unwilling to cover the risks associated with the TriFan 600 technology, either partially or at all. Further, we expect our insurance needs and costs to increase as we build production facilities, manufacture aircraft, establish commercial operations and expand into new markets.
We have historically had a strategic acquisition strategy and since 2014 have completed several strategic transactions including acquisitions and dispositions. We completed the spin-off of our VAR business in August 2018, which included our legacy value added reseller business, the Enterprise Apps Spin-off in March 2023 and the divestiture of our SAVES and Shoom businesses in two separate transactions in December 2023 and February 2024, which may make it difficult for potential investors to evaluate our future business. Our RTLS business has developed through multiple acquisition transactions. Furthermore, due to the risks and uncertainties related to the acquisition of new businesses, any such acquisition does not guarantee that we will be able to attain profitability.

We have a strategic acquisition strategy and since 2014 we completed several strategic transactions and spin-offs. In August 2018, we completed the spin-off of our VAR business, and in 2019 we completed several other acquisition transactions to expand our product portfolio. In 2020, we acquired the Nanotron business, an exclusive license for the distribution and marketing of the SAVES software expanding our operations in the United Kingdom and Germany. In 2021, we acquired 100% of the outstanding capital stock of IntraNav GmbH, an industrial IoT (IIoT), real-time location system (RTLS), and sensor data services provider and 100% of the outstanding capital stock of Design Reactor, Inc. In 2023, we completed the spin-off of our enterprise apps business. In December 2023, we transferred the UK division of our SAVES business to Grafiti Holding in connection with spin-off and planned distributions of all of the shares of Grafiti Holding to our shareholders pending the effectiveness of a registration statement. In February 2024, we divested the remainder of the SAVES and Shoom business in a stock purchase transaction. Our limited operating history after such acquisitions and divestitures makes it difficult for potential investors to evaluate our business or prospective operations or the merits of an investment in our securities. With respect to acquisitions, we are subject to the risks inherent in the financing, expenditures, complications and delays characteristic of a newly combined business. These risks are described below under the risk factor titled “Any future acquisitions that we may make could disrupt our business, cause dilution to our stockholders and harm our business, financial condition or operating results.” In addition, while the Company has received indemnification protections in connection with these acquisitions from undisclosed liabilities, there may not be adequate resources to cover such indemnity. Furthermore, there are risks that the vendors, suppliers and customers of any of the businesses we have acquired may not renew their relationships for which there is no indemnification. Accordingly, our business and success faces risks from uncertainties inherent to developing companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.
We may not be able to successfully integrate the business and operations of entities that we have acquired, been acquired by or may acquire in the future into our ongoing business operations, which may result in our inability to fully realize the intended benefits of these acquisitions, or may disrupt our current operations, which could have a material adverse effect on our business, financial position and/or results of operations.
We continue to integrate the technology and operations acquired in connection with our recent acquisitions, including but not limited to Legacy XTI and the Nanotron and Intranav technology and operations. This process involves complex operational, technological and personnel-related challenges, which are time-consuming and expensive and may disrupt our ongoing business operations. Furthermore, integration involves a number of risks, including, but not limited to:
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
Although we performed significant financial, legal, technological and business due diligence with respect to our recent acquisition targets, we may not have appreciated, understood or fully anticipated the extent of the risks associated with the acquisitions. We have secured indemnification for certain matters in connection with our recent acquisitions in order to mitigate the consequences of breaches of representations, warranties and covenants under the applicable merger or acquisition agreements and the risks associated with historic operations, including those with respect to compliance with laws, accuracy of financial statements, financial reporting controls and procedures, tax matters and undisclosed liabilities, and certain matters known to us. We believe that the indemnification provisions of the merger agreements, together with any applicable holdback escrows and insurance policies that we have in place will limit the economic consequences of the issues we have identified in our due diligence to acceptable levels. Notwithstanding our exercise of due diligence and risk mitigation strategies, the risks of acquiring target companies with historic businesses and operations may expose us to unknown or contingent liabilities and the costs associated with these risks may be greater than we anticipate causing material and adverse impact on our business, liquidity, capital resources or results of operations.

The consummation of the XTI Merger is expected to cause the Enterprise Apps Spin-off to become taxable to the Company.

Although the Enterprise Apps Spin-off was expected to qualify as a tax-free transaction under Section 355 of the Code for our shareholders, the consummation of the XTI Merger and the issuance of Company common stock pursuant to the XTI Merger Agreement is expected to cause the Enterprise Apps Spin-off to become taxable to the Company pursuant to the application of Section 355(e) of the Code. Although the Enterprise Apps Spin-off is expected to be taxable to the Company, the Company does not expect to recognize any material taxable income as a result of the transaction being taxable to it.

The ongoing impact of the military conflict between Russia and Ukraine and the Israel/Hamas conflict may result in an increase in the likelihood of supply chain constraints, contribute to inflation driving up the cost of material and labor required to make our products, the effects of which remains uncertain and may have a material adverse impact on our business, operations and financial conditions.

The ongoing military conflict between Russia and Ukraine has had an impact on our business and the Israel/Hamas conflict may increase the likelihood of supply interruptions which may hinder our ability to find the materials we need to make our products. Supply disruptions are making it harder for us to find favorable pricing and reliable sources for the materials we need, putting upward pressure on our costs and increasing the risk that we may be unable to acquire the materials and services we need to continue to make certain products. The wider implications of the conflict have contributed to inflation driving up the costs of labor and materials required to make our products. The fluidity and continuation of the Russian conflict may result in additional economic sanctions and other impacts which could have a negative impact on the Company's financial condition, results of operations and cash flows, including decreased sales; supply chain and logistics disruptions; volatility in foreign exchange rates and interest rates; inflationary pressures on materials and labor; and heightened cybersecurity threats. The overall impact on our business of these events continues to remain uncertain and there are no assurances that we will be able to continue to experience the same growth or not be materially adversely affected.

A significant portion of the purchase price related to our strategic acquisitions prior to the XTI Merger was allocated to goodwill and intangible assets that are subject to periodic impairment evaluations. An impairment loss could have a material adverse impact on our financial condition and results of operations.

A significant portion of the purchase price related to our strategic acquisitions prior to the XTI Merger was allocated to goodwill and intangible assets that are subject to periodic impairment evaluations. As of December 31, 2023 our previously recorded goodwill (prior to taking into account any goodwill resulting from the XTI Merger) was fully impaired and the net book value of our intangible assets is approximately $2.2 million in connection with the various acquisitions that we have consummated. A future impairment loss could have a material adverse impact on our financial condition and results of operations.

As required by current accounting standards, we review intangible assets for impairment either annually or whenever changes in circumstances indicate that the carrying value may not be recoverable. The risk of impairment to goodwill is higher during the early years following an acquisition. This is because the fair values of these assets align very closely with what we paid to acquire the reporting units to which these assets are assigned. As a result, the difference between the carrying value of the reporting unit and its fair value (typically referred to as “headroom”) is smaller at the time of acquisition. Until this headroom grows over time, due to business growth or lower carrying value of the reporting unit, a relatively small decrease in reporting unit fair value can trigger impairment charges. When impairment charges are triggered, they tend to be material due to the size of the assets involved. Our business could be adversely affected, and impairment of goodwill could be triggered, if any of the following were to occur: higher attrition rates than planned as a result of the competitive environment or our inability to provide products and services that are competitive in the marketplace, lower-than-planned adoption rates by customers, higher-than-expected expense levels to provide services to customers, sustained declines in our stock price and related market capitalization and changes in our business model that may impact one or more of these variables. During the years ended December 31, 2023 and 2022 (prior to taking into account the impact of the XTI Merger), we recorded a goodwill and intangibles impairment charge from continuing operations of $0.0 million and $1.2 million, respectively. As of December 31, 2023 and 2022, our goodwill was fully impaired.
Our ability to successfully execute our business plan will require additional debt or equity financing, which may otherwise not be available on reasonable terms or at all.

Based on our current business plan, we will need additional capital to support our operations, which may be satisfied with additional debt or equity financings. To the extent that we raise additional capital by issuing equity securities, such an issuance may cause significant dilution to our stockholders’ ownership and the terms of any new equity securities may have preferences over our common stock. Any debt financing that we enter into may involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem its stock or make investments. For example, our Series 9 Preferred Stock contains a number of restrictive covenants, as described under “– The terms of the Series 9 Preferred Stock impose additional challenges on our ability to raise capital.” These restrictive covenants could deter or prevent us from raising additional capital as and when needed. In addition, if we raise additional funds through licensing, partnering or other strategic arrangements, it may be necessary to relinquish rights to some of our technologies and proprietary rights, or grant licenses on terms that are not favorable to us. We may also issue incentive awards under our equity incentive plans, which may have additional dilutive effects. We may also be required to recognize non-cash expenses in connection with certain securities we may issue in the future such as convertible notes and warrants, which would adversely impact our financial condition and results of operations.

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

The terms of the Series 9 Preferred Stock impose additional challenges on our ability to raise capital.

The terms of our Series 9 Preferred Stock contain a number of restrictive covenants that may impose significant operating and financial restrictions on us while the Series 9 Preferred Stock remains outstanding, unless the restrictions are waived by the consent of at least a majority of the outstanding Series 9 Preferred Stock. These restrictions include, but are not limited to, restrictions on our ability to (i) issue or sell any equity securities which result in net proceeds to the Company in excess of an aggregate of $10,000,000, (ii) issue, incur or guaranty any debt (excluding any intercompany debt) or issue any debt or equity securities in any variable rate transaction (which does not include the issuance of shares of common stock in an at-the-market offering, subject to the limitations set forth in the Series 9 Preferred Stock Certificate of Designation), and (iii) create, authorize, or issue, or enter into any agreement to create, authorize, or issue, any class of preferred stock (including additional issuances of Series 9 Preferred Stock).

A breach of the restrictive covenants under the Series 9 Preferred Stock Certificate of Designation could result in an event of default under the Series 9 Preferred Stock Certificate of Designation which may require redemption of the Series 9 Preferred Stock. As a result of these restrictions, we may be limited in how we conduct our business, unable to finance our operations through additional debt or equity financings and/or unable to compete effectively or to take advantage of new business opportunities.
Failure to manage or protect growth may be detrimental to our business because our infrastructure may not be adequate for expansion.
Since formation, our Company has grown significantly with increases in employee headcounts, product lines, physical locations across several countries, and managing of multiple relationships as well as interactions with users, distributors, vendors and other third parties. Our acquisitions may require substantial expansion of our systems, workforce and facilities and our corporate strategy includes plans for continued acquisitions of complementary technologies and businesses in furtherance of our growth plans. We may fail to adequately manage our anticipated future growth. The substantial growth in our operations as a result of our acquisitions has, and is expected to continue to, place a significant strain on our administrative, financial and operational resources, and increase demands on our management and on our operational and administrative systems, controls and other resources. There can be no assurance that our systems, procedures and controls will be adequate to support our operations as they expand. We cannot assure you that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. As part of this growth, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employee base, and maintain close coordination among our staff. We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing staff and systems.
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
Prior to the XTI Merger, we have had a history of operating losses and working capital deficiency and there is no assurance that we will be able to achieve profitability or raise additional financing.
Prior to the XTI Merger, we had a history of operating losses and working capital deficiency. We incurred net losses from continuing operations of approximately $34.4 million and $19.7 million for the fiscal years ended December 31, 2023 and 2022, respectively. This increase in loss of approximately $14.7 million was primarily attributable to the acquisition costs inclusive of the XTI and Damon transactions in the year ended December 31, 2023 of approximately $4.2 million, the transaction costs in the year ended December 31, 2023 inclusive of the CXApp transaction of approximately $3.1 million, the warrant inducement expense of approximately $3.4 million, the higher interest expense and higher tax provision. The continuation of our Company is dependent upon attaining and maintaining profitable operations in our RTLS business and executing timely on our design, FAA certification and eventual production of the XTI Trifan600 and raising additional capital as needed, but there can be no assurance that we will be able to raise any further financing.
Our ability to generate positive cash flow from operations was dependent upon sustaining certain cost reductions and generating sufficient revenues. Our revenues decreased by 25% as compared to the same period for 2022 as a result of longer sales cycles, economic uncertainty for our customers and our transition to a recurring revenue model. We will need to grow our revenues to sufficiently fund our operations and cover our operating losses.

Our management is evaluating options and strategic transactions and continuing to market and promote our new products and technologies, however, there is no guarantee that these efforts will be successful or that we will be able to achieve or sustain profitability. Even if we are able to successfully develop and sell our aircraft, there can be no assurance that the aircraft will be commercially successful and achieve or sustain profitability. We expect the rate at which we will incur losses to be significantly higher in future periods as we, among other things, certify and assemble our aircraft, deploy our facilities, build up inventories of parts and components for our aircraft, increase our sales and marketing activities, develop our manufacturing infrastructure and increase our general and administrative functions to support our growing operations. These efforts may not result in the Company reaching profitability, which would further increase our losses. We have funded our operations primarily with proceeds from public and private offerings of our common stock and secured and unsecured debt instruments. Our history of operating losses and cash uses, our projections of the level of cash that will be required for our operations to reach profitability, and the terms of the financing transactions that we completed in the past, may impair our ability to raise capital on terms that we consider reasonable and at the levels that we will require over the coming months. In addition, to the extent that we are unable to pay our obligations under our secured promissory note with the U.S. Small Business Administration, or any other future secured debt, the creditor could proceed against any or all of the collateral securing our indebtedness to it. We cannot provide any assurances that we will be able to secure additional funding from public or private offerings or debt financings on terms acceptable to us, if at all. If we are unable to obtain the requisite amount of financing needed to fund our planned operations, it would have a material adverse effect on our business and ability to continue as a going concern, and we may have to curtail, or even to cease, certain operations. If additional funds are raised through the issuance of equity securities or convertible debt securities, it will be dilutive to our stockholders and could result in a decrease in our stock price.

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

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (2) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. In the past, we have made strategic investments in certain securities, including the purchase of certain interests in Cardinal Venture Holdings LLC, a Delaware limited liability company (“CVH”), which owns certain interests in the sponsor entity to KINS Technology Group Inc., a former special purpose acquisition company with which the Company entered into a business combination, as well as our holdings in Sysorex and Foxo Technologies Inc. Although we have made these strategic investments, we do not currently believe that we are an “investment company,” as such term is defined in either of those sections of the 1940 Act.

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
We may be subject to claims that the Company or our employees may have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of former employers or competitors. Litigation may be necessary to defend against these claims. We may be subject to unexpected claims of infringement of third party intellectual property rights, either for intellectual property rights of which we are not aware, or for which we believe are invalid or narrower in scope than the accusing party. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending such claims, in addition to paying money claims, we may lose valuable intellectual property rights or personnel or be enjoined from selling certain products or providing certain services. A loss of key research personnel or their work product could hamper or prevent our ability to commercialize certain products, which could severely harm our business.
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
Additionally, we are and we may be made a party to future claims resulting from our proposed business combinations. For example, two lawsuits were previously filed against us and our directors alleging that we filed a purportedly misleading Form S-4 on August 14, 2023 that omitted material information regarding the process leading to the XTI Merger and the analysis performed by our financial advisor in connection with such transaction. The suits asserted claims under Section 14(a) and Section 20 of the Exchange Act and sought injunctive relief, damages, costs, attorneys’ fees, and other relief. Those suits were later voluntarily dismissed. We have also received demand letters from multiple purported Company shareholders alleging that the Form S-4 omits or misstates material information regarding similar topics as alleged in the dismissed lawsuits, as well as material information pertaining to other topics, including information pertaining to the compensation and business or financial relationships of our financial advisor for the proposed transaction. The letters demand that we make supplemental disclosures to correct the alleged misstatements and omissions. It is possible that we may be named in additional suits or receive additional demand letters containing similar allegations or asserting additional allegations or claims regarding the XTI Merger.

Moreover, on December 6, 2023, Xeriant, Inc. (“Xeriant”) filed a complaint against Legacy XTI, along with two unnamed companies and five unnamed persons, in the United States District Court for the Southern District of New York. On January 31, 2024, Xeriant filed an amended complaint, which added us as a defendant. On February 2, 2024, the Court ordered Xeriant to show cause as to why the amended complaint should not be dismissed without prejudice for lack of subject matter jurisdiction. On February 29, 2024, Xeriant filed a second amended complaint, which removed us and one of the unnamed companies as defendants. The second amended complaint alleges that Legacy XTI, through multiple breaches and fraudulent actions, has caused substantial harm to Xeriant and has prevented it from obtaining compensation owed to it under various agreements entered into between Xeriant and Legacy XTI, including but not limited to a joint venture agreement, a cross-patent license agreement, an operating agreement, and a letter agreement. In particular, Xeriant contends that Legacy XTI gained substantial advantages from the intellectual property, expertise, and capital deployed by Xeriant in the design and development of Legacy XTI’s TriFan 600 aircraft yet has excluded Xeriant from the transaction involving the TriFan 600 technology in its merger with us, which has resulted in a breach of the Letter Agreement, in addition to the other aforementioned agreements. Xeriant, in the second amended complaint, asserts the following causes of action: (1) breach of contract; (2) intentional fraud; (3) fraudulent concealment; (4) quantum meruit; (5) unjust enrichment; (6) unfair competition/deceptive business practices; and (7) misappropriation of confidential information, and seeks damages in excess of $500 million, injunctive relief enjoining us from engaging in any further misconduct, the imposition of a royalty obligation, and such other relief as deemed appropriate by the court. On March 13, 2024, Legacy XTI moved for partial dismissal of the second amended complaint, Counts 2 through 7 in particular. Legacy XTI argued that Counts 2 through 7 are (1) impermissible attempts to repackage claims arising from contractual dispute as quasi-contractual or tort claims; and (2) expressly refuted by the clear and unequivocal terms of the aforementioned agreements. The case is in its early stages, no discovery with respect to the Company has occurred, and we are unable to estimate the likelihood or magnitude of a potential adverse judgment. The Court has neither scheduled Legacy XTI’s motion for hearing nor otherwise ruled upon it. Legacy XTI nevertheless denies the allegations of wrongdoing contained in the second amended complaint and is vigorously defending against the lawsuit.
Regardless of the merits of any particular claim, responding to such actions could divert time, resources and management’s attention away from our business operations, and we may incur significant expenses in defending these lawsuits or other similar lawsuits. The results of litigation and other legal proceedings are inherently uncertain, and adverse judgments or settlements in some of these legal disputes may result in adverse monetary damages, penalties or injunctive relief against us, which could have a material adverse effect on our financial condition, operating results and cash flows. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future.
Furthermore, while we maintain insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions as well as deductibles and caps on amounts of coverage. Even if we believe a claim is covered by insurance, insurers may dispute our entitlement to coverage for a variety of potential reasons, which may affect the timing and, if the insurers prevail, the amount of our available insurance coverage for a particular claim.
We may also be required to initiate expensive litigation or other proceedings to protect our business interests. There is a risk that we will not be successful or otherwise be able to satisfactorily resolve such claims or litigation. Litigation and other legal claims are subject to inherent uncertainties. Those uncertainties include, but are not limited to, litigation costs and attorneys’ fees, unpredictable judicial or jury decisions and the differing laws and judicial proclivities regarding damage awards among the states in which we operate. Unexpected outcomes in such legal proceedings, or changes in management’s evaluation or predictions of the likely outcomes of such proceedings, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Our current financial status may increase our default and litigation risks and may make us more financially vulnerable in the face of threatened litigation.

The loss of key personnel may adversely affect our operations.

Our success depends to a significant extent upon the operation, experience, and continued services of our key personnel. While our key personnel are employed under employment contracts, there is no assurance we will be able to retain their services. The loss of several of our key personnel could have an adverse effect on the Company. The changes to the senior management in connection with the XTI Merger, including the departure of our former CEO and our former CFO, and the transition to the new senior management team could result in us experiencing a loss in productivity while the successors obtain the necessary training and experience. To mitigate any adverse impact of such transition, our former CEO and our former CFO will continue to provide services based on their experience and knowledge on a consulting basis pursuant to consulting agreements.

Furthermore, we do not maintain “key person” life insurance on the lives of any executive officer and their death or incapacity would have a material adverse effect on us. The competition for qualified personnel is intense, and the loss of services of certain key personnel could adversely affect our business. There can be no assurance that we will be successful in attracting and retaining the personnel we require to develop and market the proposed TriFan 600 aircraft and conduct our proposed operations.
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

We rely on information systems and outages or disruptions of such systems may disrupt our business, prospects, financial condition, and results of operations.

We are highly dependent on information technology systems, many of which are operated by third parties (e.g., cloud services) and a result we have limited ability to ensure their availability and operation. We do not have complete redundancy for all of our systems, and we do not maintain real-time off-site backups of all of our data. In the event of a significant system outages or failures, including those related to force majeure, telecommunications outages, criminal acts, or cybersecurity incidents we may have limited ability to control the timing and success of system restorations. Any resulting interruption may harm our business operations and impact our ability to provide products and services to our customers.

The cybersecurity systems we use may be breached or circumvented by bad actors, which may result in the of sensitive or proprietary information or cause business interruptions that could damage our reputation.

We rely on both internal and external information technology systems. The measures we put in place, in coordination with our third-party vendors, may not prevent all security breaches. Such breaches may disrupt our business, damage our reputation, or expose us to litigation and liability. If bad actors obtain sensitive information or sabotage the functionality of our third-party vendor systems, we may receive negative publicity or lose the confidence of our customers. Our insurance coverage may not be sufficient to cover losses and liabilities that may result from these events.
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
The growth of our RTLS business is dependent on increasing sales to our existing customers and obtaining new customers, which, if unsuccessful, could limit our financial performance.
Our ability to increase revenues from existing customers by identifying additional opportunities to sell more of our RTLS products and services and our ability to obtain new customers depends on a number of factors, including our ability to offer high quality products and services at competitive prices, meeting customers' needs and expectations, the strength of our competitors and the capabilities of our sales and marketing departments. If we are not able to continue to increase sales of our RTLS products and services to existing customers or to obtain new customers in the future, we may not be able to increase our revenues and could suffer a decrease in revenues as well.

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
We may be subject to product liability due to manufacturing or design defects for which product liability insurance may not be sufficient.
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

The RTLS business currently has a limited number of customers, the importance of which may vary dramatically from year to year, and a loss of one or more of these key customers may adversely affect our operating results.
During the year ended December 31, 2023, two customers accounted for over 10% of revenue with one customer with 17% of revenue and one customer that accounted for 10% of revenue. During the year ended December 31, 2022, only one customer accounted for over 10% of revenue with 23% of revenue for the year; however, each of these customers may or may not continue to be a significant contributor to revenue in 2023. The loss of a significant amount of business from one of our major customers would materially and adversely affect our results of operations until such time, if ever, as we are able to replace the lost business. Significant customers or projects in any one period may not continue to be significant customers or projects in other periods. To the extent that we are dependent on any single customer, we are subject to the risks faced by that customer to the extent that such risks impede the customer’s ability to stay in business and make timely payments to us.
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
If our RTLS products fail to satisfy customer demands or to achieve increased market acceptance, our results of operations, financial condition and growth prospects could be materially adversely affected.
The market acceptance of our RTLS products are critical to our continued success. Demand for our RTLS products is affected by a number of factors beyond our control, including continued market acceptance, the timing of development and release of new products by competitors, technological change, and growth or decline in the mobile device management market. We expect the proliferation of mobile devices to lead to an increase in the data security demands of our customers, and our products may not be able to scale and perform to meet those demands. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of these products, our business operations, financial results and growth prospects will be materially and adversely affected.
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
The existence of inflation in certain economies has resulted in, and may continue to result in, rising interest rates and capital costs, supply shortages, increased costs of labor, components, manufacturing and shipping, as well as weakening exchange rates and other similar effects. As a result, we have experienced and may continue to experience cost increases. Although we take measures to mitigate the effects of inflation and rising interest rates, if these measures are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when those beneficial actions impact our results or operations and when the cost of inflation is incurred.
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
We may not be able to develop new products or enhance our product to keep pace with the RTLS business's rapidly changing technology and customer requirements.
The RTLS industry in which we operate is characterized by rapid technological changes, new product introductions, enhancements, and evolving industry standards. Our RTLS business prospects depend on our ability to develop new products and applications for our technology in new markets that develop as a result of technological and scientific advances, while improving performance and cost-effectiveness. New technologies, techniques or products could emerge that might offer better combinations of price and performance than the blockchain technology solutions that are being developed by the Company. It is important that we anticipate changes in technology and market demand. If we do not successfully innovate and introduce new technology into our anticipated technology solutions or effectively manage the transitions of our technology to new RTLS product offerings, our business, financial condition and results of operations could be harmed.
Privacy concerns in the territories in which we operate could result in additional costs and liabilities to us or inhibit sales of our aircraft. Domestic and foreign government regulation and enforcement of data practices and data tracking technologies is expansive, broadly defined and rapidly evolving. Such regulation could result in additional costs and liabilities to us, directly restrict portions of our business or indirectly affect our business by constraining our customers’ use of our technology and services or limiting the growth of our markets.
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
In the United States, these privacy rules and regulations include promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the California Consumer Privacy Act of 2018 (the “CCPA”) and other state and federal laws relating to privacy and data security. By way of example, the CCPA requires covered businesses to provide new disclosures to California residents, provide them new ways to opt-out of certain disclosures of personal information, and allows for a cause of action for data breaches. It includes a framework that includes potential statutory damages and private rights of action. Multiple states have enacted, or are expected to enact, similar or more stringent laws. Additionally, in 2020, Nevada passed SB 220 which restricts the “selling” of personal information and Virginia’s Consumer Data Protection Act (the “CDPA”), which took effect on January 1, 2023 and grants new privacy rights for Virginia residents. There is also discussion in Congress of a new comprehensive federal data protection and privacy law to which we likely would be subject if it is enacted. Such new laws and proposed legislation, if passed, could have conflicting requirements that could make compliance challenging, require us to expend significant resources to come into compliance, and restrict our ability to process certain personal information. There is some uncertainty as to how the CCPA, CDPA and similar privacy laws emerging in other states, could impact our business as it depends on how such laws will be interpreted. As we expand our operations, compliance with privacy laws may increase our operating costs.
Some features of our services may trigger the data protection requirements of certain foreign jurisdictions, such as the EU General Data Protection Regulation (the “GDPR”), and the EU ePrivacy Directive. In addition, our services may be subject to regulation under current or future laws or regulations. For instance, as the EU ePrivacy Directive transitions in its entirety to the ePrivacy Regulation, it will bring an updated set of rules relevant to many aspects of our business. If our treatment of data, privacy practices or data security measures fail to comply with these current or future laws and regulations in any of the jurisdictions in which we collect and/or process information, we may be subject to litigation, regulatory investigations, civil or criminal enforcement, financial penalties, audits or other liabilities in such jurisdictions, or our customers may terminate their relationships with us. In addition, data protection laws, such as the GDPR, foreign court judgments or regulatory actions could affect our ability to transfer, process and/or receive transnational data that is critical to our operations, including data relating to users, customers, or partners outside the United States. For instance, the GDPR restricts transfers of personal data outside of the European Economic Area, including to the United States, subject to certain requirements. Such data protection laws, judgments or actions could affect the manner in which we provide our services or adversely affect our financial results if foreign customers and partners are not able to lawfully transfer data to us.
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
If our RTLS customers fail to abide by applicable privacy laws or to provide adequate notice and/or obtain any required consent from end users, we could be subject to litigation or enforcement action or reduced demand for our services.
Our RTLS customers utilize our services and technologies to track connected devices anonymously and we must rely on our customers to implement and administer notice and choice mechanisms required under applicable laws. If we or our customers fail to abide by these laws, it could result in litigation or regulatory or enforcement action against our customers or against us directly.
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
Risks Related to Our Securities
Our failure to maintain compliance with the continued listing requirements of the Nasdaq Capital Market may result in our common stock being delisted from the Nasdaq Capital Market which could negatively impact the price of our common stock, liquidity and our ability to access the capital markets.
Our common stock is currently listed on the Nasdaq Capital Market ("Nasdaq") under the symbol “XTIA.” The listing standards of Nasdaq provide that a company, in order to qualify for continued listing, must maintain a minimum stock price of $1.00 and satisfy standards relative to minimum stockholder's equity, minimum market value of publicly held shares and various additional requirements. If Nasdaq delists our securities from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant negative consequences including:
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

We requested a hearing before the Nasdaq Hearings Panel (the “Panel”) to appeal the determination described in the November 9 Letter and to address compliance with the Low-Priced Stocks Rule which hearing was held on February 6, 2024. On March 1, 2024, the Panel notified us that it had granted our request for continued listing subject to the company evidencing a closing bid price of $1 or more per share for a minimum of ten consecutive trading days on or before May 7, 2024 which is the full extent of the Panel's discretion.

In order to cure the bid price deficiency and satisfy the bid price requirements applicable for initial listing applications in connection with the closing of the XTI Merger, we effected a 1-for-100 reverse split of our outstanding shares of common stock shortly prior to the Effective Time of the XTI Merger. On March 26, 2024, we were informed by Nasdaq that we had regained compliance with the minimum bid price requirement and that we were back in compliance with the applicable Nasdaq continued listing criteria. Notwithstanding the reverse stock split and our compliance with Nasdaq requirements, we cannot be certain that our share price will comply with the requirements for continued listing of our common stock on Nasdaq in the future.

Leonard Oppenheim, a former independent director and the former Chairman of the Audit Committee, resigned from the Board effective as of March 31, 2024. On April 4, 2024, we received a notification letter from the Listing Qualifications Department of Nasdaq that due to Mr. Oppenheim's resignation, we no longer comply with Nasdaq’s independent director and audit committee requirements as set forth in Listing Rule 5605 as the Board is not comprised of a majority of “independent directors” (as that term is defined in Nasdaq Listing Rule 5605(a)(2)) as required by Nasdaq Listing Rule 5605(b)(1) and the Audit Committee is not comprised of at least three independent directors as required by Nasdaq Listing Rule 5605(c)(2)(A). Consistent with Nasdaq Listing Rules 5605(b)(1)(A) and 5605(c)(4), Nasdaq has provided us a cure period in order to regain compliance (i) until the earlier of our next annual shareholders’ meeting or March 31, 2025, or (ii) if the next annual shareholders’ meeting is held before September 27, 2024, then we must evidence compliance no later than September 27, 2024.

We intend to appoint an additional independent director to the Board and the Audit Committee prior to the end of the cure period. However, there can be no assurance that we will be able to regain compliance with Nasdaq Listing Rule 5605 or will otherwise be in compliance with other Nasdaq continued listing requirements.

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

The closing market price for our common stock has varied between a high of $95.00 on April 14, 2023, and a low of $1.72 on March 27, 2024, in the twelve-month period ended April 12, 2024. During this time, the price per share of common stock has ranged from an intra-day low of $1.71 per share to an intra-day high of $165.46 per share. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market, industry and other factors, including the other risk factors described in this section. The market price of our common stock may also be dependent upon the valuations and recommendations of the analysts who cover our business. If the results of our business do not meet these analysts’ forecasts, the expectations of investors or the financial guidance we provide to investors in any period, the market price of our common stock could decline.

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
In general, a non-affiliated person who has held restricted shares for a period of six months, under Rule 144, may sell into the market our common stock all of their shares, subject to the Company being current in its periodic reports filed with the SEC. As of the date of this filing, a significant portion of our outstanding shares of common stock outstanding are free trading.
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

During the year ended December 31, 2023, the Company sold 703,756 shares of common stock at share prices between $13.96 and $186.00 per share under the Sales Agreement for gross proceeds of approximately $27.4 million or net proceeds of $26.5 million after deducting the sales agency fees and other offering expenses. As of March 15, 2024, we had an aggregate remaining amount of approximately $61.2 million available for the issuance of securities in offerings under the shelf registration statement. However, our ability to raise capital under the shelf registration statement may be limited by, among other things, SEC rules and regulations impacting the eligibility of smaller companies to use Form S-3 for primary offerings of securities. Based on our public float, as of the date hereof, we are only permitted to utilize the shelf registration statement subject to Instruction I.B.6. to Form S-3, which is referred to as the “baby shelf” rule. For so long as our public float is less than $75.0 million, we may not sell more than the equivalent of one-third of our public float during any 12 consecutive months pursuant to the baby shelf rules. These rules may limit future issuances of shares by us in connection with the ATM Offering Program or other offerings pursuant to the Company’s effective shelf registration statement on Form S-3. Although alternative public and private transaction structures may be available, these may require additional time and cost, may impose operational restrictions on us, and may not be available on attractive terms. The specific terms of future offerings, if any, under the shelf registration statement would be established at the time of such offering. Depending on a variety of factors, including market liquidity of our common stock, the sale of shares under the shelf registration statement may cause the trading price of our common stock to decline. The sale of a substantial number of shares of our common stock under the shelf registration statement, or anticipation of such sales, could cause the trading price of our common stock to decline or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire.

As of April 3, 2024, we had 9,919,411 shares of common stock outstanding. In addition, as of April 3, 2024, there were 1 share issuable upon conversion of 1 share of Series 4 Convertible Preferred Stock, 1 shares of common stock issuable upon conversion of 126 shares of Series 5 Convertible Preferred Stock, 1,831,699 shares subject to outstanding warrants, 4,611 common shares underlying convertible debt payable, 1,069,401 shares subject to outstanding options under the Company’s equity incentive plans, and up to an additional 64,146,695 shares of common stock which may be issued under the Company’s 2018 Employee Stock Incentive Plan that will become, or have already become, eligible for sale in the public market to the extent permitted by any applicable vesting requirements, lock-up agreements, if any, Rule 144 under the Securities Act or in connection with their registration under the Securities Act.

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
In addition, to the extent that outstanding stock options or warrants have been or may be exercised or preferred stock converted or other shares issued, you may experience further dilution.

We may issue debt and equity securities or securities convertible into equity securities, any of which may be senior to our common stock as to distributions and in liquidation, which could negatively affect the value of our common stock.

In the future, we may attempt to increase our capital resources by entering into debt or debt-like financing that is unsecured or secured by up to all of our assets, or by issuing additional debt or equity securities, which could include issuances of secured or unsecured commercial paper, medium-term notes, senior notes, subordinated notes, guarantees, preferred stock, hybrid securities, or securities convertible into or exchangeable for equity securities. In the event of our liquidation, our lenders and holders of our debt and preferred securities would receive distributions of our available assets before distributions to the holders of our common stock. Because our decision to incur debt and issue securities in future offerings may be influenced by market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings or debt financings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future.

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

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain a listing on Nasdaq, and if the price of our common stock is less than $5.00, our common stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.
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
Under our Articles of Incorporation, our Board may issue additional shares of common stock or preferred stock. Our Board has the ability to authorize “blank check” preferred stock without future shareholder approval. This makes it possible for our Board to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us by means of a merger, tender offer, proxy contest or otherwise, including a transaction in which our stockholders would receive a premium over the market price for their shares and/or any other transaction that might otherwise be deemed to be in their best interests, and thereby protects the continuity of our management and limits an investor’s opportunity to profit by their investment in the Company. Specifically, if in the due exercise of its fiduciary obligations, the Board were to determine that a takeover proposal was not in our best interest, shares could be issued by our Board without stockholder approval in one or more transactions that might prevent or render more difficult or costly the completion of the takeover by:
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
We are subject to the provisions of Sections 78.411 to 78.444, inclusive, of the Nevada Revised Statutes, known as the “business combination” statute. This statute prevents many Nevada corporations from engaging in a business combination with any interested stockholder, under specified circumstances. For these purposes, a business combination includes a merger or sale of more than 5% of our assets, and an interested stockholder includes a stockholder who owns 10% or more of our outstanding voting stock, as well as affiliates and associates of these persons that, within two years prior to the combination, beneficially owned such percentage of the voting power. Under these provisions, this type of business combination is prohibited for up to four years following the date that the stockholder became an interested stockholder unless the transaction in which the stockholder became an interested stockholder is approved by the board of directors prior to the date the interested stockholder attained that status. Where the person becoming an interested stockholder was not approved in advance by the board of directors, the Nevada business combination statute imposes a basic moratorium of two years on business combinations unless they are approved by the board of directors and stockholders owning at least 60% of the outstanding voting power not beneficially owned by the interested stockholder and its affiliates and associates. After the two-year period, but before four years, combinations remain prohibited but may also be permitted if the interested stockholder satisfies certain requirements with respect to the aggregate consideration to be received by holders of outstanding shares in the combination.

We are also subject to the “acquisition of controlling interest” provisions of Sections 78.378 through 78.3793, inclusive, of the Nevada Revised Statutes, also known as the “control share” statute, which apply to “issuing corporations” that are Nevada corporations doing business, directly or through an affiliate, in Nevada, and having at least 200 stockholders of record, including at least 100 of whom have addresses in Nevada appearing on the stock ledger of the corporation. Under that statute, any person who acquires a controlling interest in a corporation may not exercise voting rights of any control shares unless such voting rights are conferred by a majority vote of the disinterested stockholders of the issuing corporation at a special meeting of such stockholders held upon the request and at the expense of the acquiring person. The statute applies to acquisition of a “controlling interest” in ownership of outstanding voting shares of an issuing corporation sufficient to enable the acquiring person, individually or in association with others, directly or indirectly, to exercise (i) one fifth or more but less than one third, (ii) one third or more but less than a majority or (iii) a majority or more of the voting power of the issuing corporation in the election of directors, and voting rights must be conferred by a majority of the disinterested stockholders as each threshold is reached and/or exceeded. In the event that the control shares are accorded full voting rights and the acquiring person acquires control shares with a majority or more of all the voting power, any stockholder, other than the acquiring person, who does not vote in favor of authorizing voting rights for the control shares is entitled to demand payment for the fair value of such person’s shares, and the corporation must comply with the demand. The Nevada control share statute does not apply to any acquisition of a controlling interest in an issuing corporation if the articles of incorporation or bylaws of the corporation in effect on the 10th day following the acquisition of a controlling interest by the acquiring person provide that the provisions of those sections do not apply to the corporation or to an acquisition of a controlling interest specifically by types of existing or future stockholders, whether or not identified. Therefore, the board of directors of a Nevada corporation usually may unilaterally avoid the imposition of burdens imposed by the control share statute by amending the bylaws of the corporation in connection with a transaction. A Nevada corporation may impose stricter requirements if it so desires.

These statutes could prohibit or delay mergers or other takeover or change in control attempts and, accordingly, may discourage attempts to acquire us.

The limitation of liability, or our indemnification, of our officers and directors may cause us to use corporate resources in a manner that conflicts with the interests of our stockholders.

Nevada law eliminates the personal liability of our directors and officers for damages as a result of an act or failure to act in that capacity unless a statutory presumption that such person acted in good faith, on an informed basis and with a view to the interests of the corporation has been rebutted. In addition, it must be proven both that the act or failure to act constituted a breach of a fiduciary duty as a director or officer and that such breach involved intentional misconduct, fraud or a knowing violation of law. This limitation may not affect the availability of equitable remedies, such as injunctive relief or rescission. Our Articles of Incorporation require us to indemnify our directors and officers to the fullest extent permitted by Nevada law, including in circumstances in which indemnification is otherwise discretionary under Nevada law.

Nevada law generally permits indemnification of our directors, officers and others if the person either (i) acted in good faith and in a manner which he or she reasonably believed to be in or not opposed to the Company’s best interests, and, if the action is not by or in the right of the corporation and is with respect to any criminal proceeding, the person had no reasonable cause to believe that their conduct was unlawful, or (ii) is not liable under the Nevada statutory provision eliminating the liability of certain persons as described in the preceding paragraph.

These persons may be indemnified against expenses, including attorneys’ fees, judgments, fines, penalties, including excise taxes, and amounts paid in settlement and costs, actually and reasonably incurred by the person in connection with the proceeding. If the person is adjudged by a court to be liable to the corporation, no indemnification will be made unless that or another court determines that the person is fairly and reasonably entitled to indemnity for such expenses as the court deems proper.

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

Risks Related to the XTI Merger

Our equityholders may not realize a benefit from the XTI Merger commensurate with the ownership dilution they experienced in connection with the XTI Merger.

We may not be able to achieve the full strategic and financial benefits expected to result from the XTI Merger. Further, such benefits, if ultimately achieved, may be delayed. If we are unable to realize the full strategic and financial benefits currently anticipated from the XTI Merger, our stockholders will have experienced substantial dilution of their ownership interests in their respective companies, without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent we are able to realize only part of the strategic and financial benefits currently anticipated from the XTI Merger.

The market price of our common stock may also decline as a result of the XTI Merger for a number of reasons, including:

● if investors react negatively to the prospects of our product candidates and services, business and financial condition post-Closing;

● the effect of the XTI Merger on our business and prospects is not consistent with the expectations of financial or industry analysts; or

● we do not achieve the perceived benefits of the XTI Merger as rapidly or to the extent anticipated by financial or industry analysts.

The historical unaudited pro forma condensed combined financial information previously filed may not be representative of the combined company’s results after the XTI Merger.

The historical unaudited pro forma condensed combined financial information for Legacy XTI and the Company has been previously filed and presented for informational purposes only and is not necessarily indicative of the financial position or results of operations that actually would have occurred had the XTI Merger been completed as of the date indicated, nor is it indicative of future operating results or financial position.

The market price of our common stock following the XTI Merger may decline as a result of the merger.

The market price of our common stock may decline as a result of the XTI Merger for a number of reasons, including:

● if investors react negatively to the prospects of our products and services, business and financial condition post-Closing;

● the effect of the XTI Merger on our business and prospects is not consistent with the expectations of financial or industry analysts; or

● we do not achieve the perceived benefits of the XTI Merger as rapidly or to the extent anticipated by financial or industry analysts.

Our security holders will have a reduced ownership and voting interest in, and will exercise less influence over the management of, the Company following the closing of the XTI Merger.

Following the issuance of shares under the Merger Agreement, Company security holders immediately prior to the Effective Time retained beneficial ownership of approximately 25% of the outstanding common stock of the Company on a fully-diluted basis and Legacy XTI security holders immediately prior to the Effective Time acquired beneficial ownership of shares of common stock amounting to approximately 75% of the outstanding common stock of the Company on a fully-diluted basis. Accordingly, the issuance of shares of Company common stock to Legacy XTI equity holders in the XTI Merger significantly reduced the relative voting power of each share of our common stock held by our stockholders and also reduced the relative voting power of each share of Legacy XTI common stock held by its former stockholders. Consequently, Company stockholders as a group and Legacy XTI stockholders as a group will each have less influence over the management and policies of the Company after the XTI Merger.

Risks Related to the Separation and Distribution of Grafiti Holding and the Damon Business Combination

The distribution of Grafiti Holding shares to stockholders is subject to the effectiveness of a registration statement and may not be completed on the currently contemplated timeline, or at all, and may not achieve the intended benefits.

The shares of Grafiti Holding have been transferred to a trust for the benefit of shareholders as of December 27, 2023, the record date, and the distribution of such shares from the trust is subject to the effectiveness of a registration statement. There can be no assurance as to when the distribution of shares from the trust will occur or whether the shares will ever be distributed to shareholders.

Moreover, we may not realize some or all of the anticipated strategic, financial, operational, marketing or other benefits from the separation and distribution, which could materially and adversely affect our business, financial condition and results of operations and lead to increased volatility in the price of our common stock.

After the distribution of Grafiti Holding shares from the trust, certain members of management and directors will hold stock in both the Company and Grafiti Holding, and as a result may face actual or potential conflicts of interest.

Certain of the management and directors of each of the Company and Grafiti Holding may own both Company common stock and Grafiti Holding common shares, if and when the Grafiti Holding shares are distributed from the trust and may also receive equity awards issued by Grafiti Holding. This ownership overlap could create, or appear to create, potential conflicts of interest when our management and directors face decisions that could have different implications for Grafiti Holding and the Company. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between Grafiti Holding and the Company regarding the terms of the agreements governing the spin-off. Potential conflicts of interest may also arise out of any commercial arrangements that Grafiti Holding or the Company may enter into in the future.

The distribution is a taxable event and you may need to use cash from other sources to cover your tax liability.

The distribution will be a taxable event for U.S. federal income tax purposes. For U.S. federal income tax purposes, when we transferred the Grafiti Holding common shares to the trust, our shareholders as of December 27, 2023, the record date for determining those shareholders entitled to participate in the distribution, were deemed to receive Grafiti Holding common shares as a taxable dividend distribution from the Company in an amount equal to the fair market value of the Grafiti common shares deemed received by each shareholder. If the deemed distribution causes you to recognize taxable income, you may need to use cash from other sources to pay your tax liability.

If the Damon Business Combination is consummated, Grafiti Holding shareholders will experience substantial dilution.

It is anticipated that, upon the consummation of the Damon Business Combination, holders of Grafiti Holding common shares, including the participating XTI Aerospace security holders and management that hold Grafiti Holding common shares immediately prior to the closing of the Damon Business Combination, will retain approximately 18.75% of the outstanding capital stock of the combined company determined on a fully diluted basis, which includes up to 5% in equity incentives which may be issued to XTI Aerospace and Grafiti Holding management.

The consummation of the Damon Business Combination is subject to a number of conditions and if those conditions are not satisfied or waived, the Business Combination Agreement may be terminated in accordance with its terms and the Damon Business Combination may not be completed.

Even if the Damon Business Combination is approved by the Damon security holders and the applicable British Columbia court, other specified conditions such as Nasdaq Stock Market approval of the initial listing of the Grafiti Holding common shares must be satisfied or waived before the parties to the Business Combination Agreement are obligated to complete the Damon Business Combination. Grafiti Holding and Damon may not satisfy all of the conditions to the closing in the Business Combination Agreement, and, accordingly, the Damon Business Combination may not be completed. If the closing conditions are not satisfied or waived, the Damon Business Combination will not occur, or will be delayed pending later satisfaction or waiver, and such delay may cause XTI Aerospace, Grafiti Holding and Damon to each lose some or all of the intended benefits of the Damon Business Combination. In addition, the parties can mutually decide to terminate the Business Combination Agreement at any time prior to the Closing, or Grafiti Holding or Damon may elect to terminate the Business Combination Agreement in certain other circumstances.

The Damon Business Combination may be completed even though certain events occur prior to the closing that materially and adversely affect Grafiti Holding or Damon.

The Business Combination Agreement provides that either Grafiti Holding or Damon can refuse to complete the Damon Business Combination if there is a material adverse change affecting the other party between October 23, 2023, the date of the Business Combination Agreement, and the closing. However, certain types of changes do not permit either party to refuse to complete the Damon Business Combination, even if such change could be said to have a material adverse effect on either party, including:

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

If adverse changes occur and Grafiti Holding and Damon still complete the Damon Business Combination, the market price of the combined company’s common shares may suffer. This in turn may reduce the value of the Damon Business Combination to the shareholders of Grafiti Holding (which will include holders of XTI Aerospace securities that are entitled to participate in the spinoff), Damon or both.

XTI Aerospace, Grafiti Holding and each of their officers and directors are, or may in the future be, subject to claims, suits and other legal proceedings, including challenging the Damon Business Combination, that may result in adverse outcomes, including preventing the Damon Business Combination from becoming effective or from becoming effective within the expected time frame.

Transactions like the proposed Damon Business Combination are frequently subject to litigation or other legal proceedings, including actions alleging that the XTI Aerospace or Grafiti Holding board of directors ("XTI Aerospace or Grafiti Holding Board”) breached their fiduciary duties to their shareholders by entering into the Business Combination Agreement or otherwise. XTI Aerospace, Grafiti Holding and their officers and directors are, or may in the future be, subject to claims, suits and other legal proceedings, including challenging the Damon Business Combination. Such claims, suits and legal proceedings are inherently uncertain, and their results cannot be predicted with certainty. An adverse outcome in such legal proceedings, as well as the costs and efforts of a defense even if successful, can have an adverse impact on XTI Aerospace, Grafiti Holding or Damon because of legal costs, diversion or distraction of management and other personnel, negative publicity and other factors.

In addition, it is possible that a resolution of one or more such legal proceedings could result in reputational harm, liability, penalties, or sanctions, as well as judgments, consent decrees, or orders, which could in the future materially and adversely affect XTI Aerospace, Grafiti Holding's or Damon’s business, operating results and financial condition. Furthermore, one of the conditions to the completion of the Damon Business Combination is there must not be in force any governmental order enjoining or prohibiting the consummation of the Damon Business Combination (provided that the governmental authority issuing such governmental order has jurisdiction over the parties to the Business Combination Agreement and the transactions contemplated thereby). As such, if any of the plaintiffs are successful in obtaining an injunction preventing the consummation of the Damon Business Combination, that injunction may prevent the Damon Business Combination from becoming effective or from becoming effective within the expected time frame.

The announcement of the proposed Damon Business Combination could disrupt XTI Aerospace’s, Grafiti Holding’s and Damon’s relationships with their respective customers, suppliers, business partners and others, as well as their operating results and business generally.

Whether or not the Damon Business Combination and related transactions are ultimately consummated, as a result of uncertainty related to the proposed transactions, risks related to the impact of the announcement of the Damon Business Combination on Damon’s business include the following:

•employees may experience uncertainty about their future roles, which might adversely affect each party’s ability to retain and hire key personnel and other employees; and

•the parties have expended and will continue to expend significant costs, fees and expenses for professional services and transaction costs in connection with the proposed Business Combination.

If any of the aforementioned risks were to materialize, they could lead to significant costs which may impact the combined company’s results of operations and cash available to fund its business.

The exercise of the XTI Aerospace or Grafiti Holding's directors’ and executive officers’ discretion in agreeing to changes or waivers in the terms of the Damon Business Combination may result in a conflict of interest when determining whether such changes to the terms of the Damon Business Combination or waivers of conditions are appropriate and in XTI Aerospace or Grafiti Holding's shareholders’ best interest.

In the period leading up to the closing, events may occur that, pursuant to the Business Combination Agreement, may require XTI Aerospace or Grafiti Holding to agree to amend the Business Combination Agreement, consent to certain actions taken by Damon or waive rights that XTI Aerospace or Grafiti Holding are entitled to under the Business Combination Agreement. Such events could arise because of changes in the course of Grafiti Holding's business or a request by Damon to undertake actions that would otherwise be prohibited by the terms of the Business Combination Agreement or the occurrence of other events that would have a material adverse effect on Damon’s business and would entitle Grafiti Holding to terminate the Business Combination Agreement. In any of such circumstances, it would be at XTI Aerospace's or Grafiti Holding's discretion, acting through the Grafiti Holding Board, to grant its consent or waive those rights. The existence of financial and personal interests of one or more of the directors or officers described in the risk factor “- After the spin-off, certain members of management and directors will hold stock in both XTI Aerospace and Grafiti Holding, and as a result may face actual or potential conflicts of interest” and described elsewhere in this information statement may result in a conflict of interest on the part of such director(s) or officers(s) between what he, she or they may believe is best for XTI Aerospace, Grafiti Holding and the XTI Aerospace or Grafiti Holding's shareholders and what he, she or they may believe is best for himself, herself or themselves in determining whether or not to take the requested action.

Grafiti Holding and Damon will incur significant transaction and transition costs in connection with the Damon Business Combination.

Each of the parties has incurred and expects that it will continue to incur significant, non-recurring costs in connection with consummating the Damon Business Combination and operating as an independent reporting company following the consummation of the Damon Business Combination. Grafiti Holding and Damon may also incur additional costs to retain key employees. Grafiti Holding and Damon will also incur significant legal, financial advisor, accounting, banking and consulting fees, fees relating to regulatory filings and notices, SEC filing fees, printing and mailing fees and other costs associated with the Damon Business Combination, and will be for the account of the party incurring such fees, expenses and costs or paid by Grafiti Holding following the closing of the Damon Business Combination. Some of these costs are payable regardless of whether the Damon Business Combination is completed. Additionally, if the Business Combination Agreement is terminated by Damon or Grafiti Holding due to the other’s breach of certain representations, warranties and covenants, the breaching party will pay the other all reasonable and documented transaction expenses of the other up to $1 million. XTI Aerospace is responsible for paying any such costs that may be required to be paid by Grafiti Holding.

If the Damon Business Combination is terminated, XTI Aerospace will not be able to immediately recover its investment in the Bridge Note, which will remain outstanding in accordance with its terms.

In connection with the Damon Business Combination and immediately following the execution of the Business Combination Agreement, XTI Aerospace purchased a convertible note from Damon in an aggregate principal amount of $3 million together with the Bridge Note Warrant (as defined below) pursuant to a private placement, for a purchase price of $3 million. If the Damon Business Combination is terminated in accordance with the Business Combination Agreement, XTI Aerospace may only receive a termination fee of $2 million in limited circumstances and will not be able to immediately recover the $3 million cash paid in respect of the Bridge Note. In case of such termination, XTI Aerospace shall continue to hold the Bridge Note until its maturity in accordance with the terms thereof.
ITEM 1B: UNRESOLVED STAFF COMMENTS
As a smaller reporting company, we are not required to provide this information.
ITEM 1C: CYBERSECURITY
XTI Aerospace maintains a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. This program, in conjunction with the Company’s enterprise risk management assessment processes, addresses cybersecurity risks to the corporate information technology (“IT”) environment including systems, hardware, software, data, people, and processes.

The underlying processes and controls of the XTI Aerospace’s cyber risk management program incorporate recognized best practices and standards for cybersecurity and IT, including the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”) and processes and controls supporting EU general data protection regulation requirements. XTI Aerospace has an annual assessment performed by a third-party specialist of the Company’s cyber risk management program against the NIST CSF. The annual risk assessment identifies, quantifies, and categorizes material cyber risks. In addition, the Company, in conjunction with the third-party cyber risk management specialists develop a risk mitigation plan to address such risks, and where necessary, remediate potential vulnerabilities identified through the annual assessment process.

In addition, XTI Aerospace maintains policies and procedures over areas such as information security, IT change and configuration management, acceptable use, access on/offboarding, accounts management, and data backup and recovery to help govern the processes put in place by management designed to protect XTI Aerospace’s IT assets, data, and services from threats and vulnerabilities. XTI Aerospace partners with industry recognized cybersecurity providers leveraging third-party technology and expertise. These cybersecurity partners to the Company, including consultants and other third-party service providers, are a key part of XTI Aerospace’s cybersecurity risk management strategy and infrastructure and provide services including, maintenance of an IT assets inventory, periodic vulnerability testing, identity access management controls including restricted access of privileged accounts, physical security measures at Company facilities, information protection/detection systems including maintenance of firewalls and anti-malware tools, network and traffic monitoring and automated alerting, ongoing cybersecurity user awareness training, industry-standard encryption protocols, capacity management, formalized processes over asset and data destruction, formalized change management processes, data backups management, infrastructure maintenance, incident response, cybersecurity strategy, and cyber risk advisory, assessment and remediation.

XTI Aerospace’s management team, with the Executive Vice President of IT Operations in charge of primary oversight, in conjunction with third-party IT and cybersecurity service providers is responsible for oversight and administration of XTI Aerospace’s cyber risk management program, and for informing senior management and other relevant stakeholders regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents. The Company’s management team has prior experience selecting, deploying, and overseeing cybersecurity technologies, initiatives, and processes directly or via selection of strategic third-party partners, and also relies on threat intelligence as well as other information obtained from governmental, public or private sources, including external consultants engaged by XTI Aerospace for strategic cyber risk management, advisory and decision making. Our Executive Vice President of IT Operations has over 25 years of experience serving in various roles in information technology and information security and has relevant experience in designing, deploying, and maintaining operations for critical IT systems, cloud infrastructure, virtualization technology, corporate networks, data protection, privacy, and governance.

XTI Aerospace has implemented third-party risk management processes to manage the risks associated with reliance on vendors, critical service providers, and other third-parties that may lead to a service disruption or an adverse cybersecurity incident. This includes a third-party risk management policy which outlines required risk management processes, including assessment of vendors during the selection/onboarding process, review of SOC 1 reports on an annual basis, and a regular review of vendor contracts and compliance with service level agreements.

The Audit Committee of the Board of Directors oversees XTI Aerospace’s cybersecurity risk exposures and the steps taken by management to monitor and mitigate cybersecurity risks. The cybersecurity stakeholders, including member(s) of management assigned with cybersecurity oversight responsibility and/or third-party consultants providing cyber risk services brief the Audit Committee on cyber vulnerabilities identified through the risk management process, the effectiveness of XTI Aerospace’s cyber risk management program, and the emerging threat landscape and new cyber risks on at least an annual basis. This includes updates on XTI Aerospace’s processes to prevent, detect, and mitigate cybersecurity incidents. In addition, cybersecurity risks are reviewed by XTI Aerospace’s Board of Directors at least annually, as part of the Company’s corporate risk oversight processes.

XTI Aerospace faces risks from cybersecurity threats that could have a material adverse effect on its business, financial condition, results of operations, cash flows or reputation. XTI Aerospace acknowledges that the risk of cyber incidents is prevalent in the current threat landscape and that a future cyber incident may occur in the normal course of its business. However, prior cybersecurity incidents have not had a material adverse effect on XTI Aerospace’s business, financial condition, results of operations, or cash flows. The Company proactively seeks to detect and investigate unauthorized attempts and attacks against IT assets, data, and services, and to prevent their occurrence and recurrence where practicable through changes or updates to internal processes and tools and changes or updates to service delivery; however, potential vulnerabilities to known or unknown threats will remain. Further, there is increasing regulation regarding responses to cybersecurity incidents, including reporting to regulators, investors, and additional stakeholders, which could subject the Company to additional liability and reputational harm. In response to such risks, the Company has implemented initiatives such as implementation of the cybersecurity risk assessment process and development of an incident response plan. See Item 1A. "Risk Factors" for more information on cybersecurity risks.
ITEM 2: PROPERTIES
We lease office space in several locations in the United States, including Englewood, Colorado and Palo Alto, California, where we house our principal headquarters, research and development, sales and marketing and certain administrative functions. We also lease certain property Berlin, Germany through our subsidiary Inpixon GmbH for research and development, sales, marketing and administrative activities. The Company also has offices in Eschborn, Germany through our subsidiary IntraNav. We believe our facilities are adequate for our current and reasonably anticipated future needs.
ITEM 3: LEGAL PROCEEDINGS
Except as disclosed below, there are no material pending legal proceedings as defined by Item 103 of Regulation S-K, to which we are a party or of which any of our property is the subject, other than ordinary routine litigation incidental to the Company’s business.
There are no proceedings in which any of the directors, officers or affiliates of the Company, or any registered or beneficial holder of more than 5% of the Company’s voting securities, is an adverse party or has a material interest adverse to that of the Company.

On December 6, 2023, Xeriant, Inc. (“Xeriant”) filed a complaint against Legacy XTI, along with two unnamed companies and five unnamed persons, in the United States District Court for the Southern District of New York. On January 31, 2024, Xeriant filed an amended complaint, which added us as a defendant. On February 2, 2024, the Court ordered Xeriant to show cause as to why the amended complaint should not be dismissed without prejudice for lack of subject matter jurisdiction. On February 29, 2024, Xeriant filed a second amended complaint, which removed us and one of the unnamed companies as defendants. The second amended complaint alleges that Legacy XTI, through multiple breaches and fraudulent actions, has caused substantial harm to Xeriant and has prevented it from obtaining compensation owed to it under various agreements entered into between Xeriant and Legacy XTI, including but not limited to a joint venture agreement, a cross-patent license agreement, an operating agreement, and a letter agreement. In particular, Xeriant contends that Legacy XTI gained substantial advantages from the intellectual property, expertise, and capital deployed by Xeriant in the design and development of Legacy XTI’s TriFan 600 aircraft yet has excluded Xeriant from the transaction involving the TriFan 600 technology in its merger with us, which has resulted in a breach of the Letter Agreement, in addition to the other aforementioned agreements. Xeriant, in the second amended complaint, asserts the following causes of action: (1) breach of contract; (2) intentional fraud; (3) fraudulent concealment; (4) quantum meruit; (5) unjust enrichment; (6) unfair competition/deceptive business practices; and (7) misappropriation of confidential information, and seeks damages in excess of $500 million, injunctive relief enjoining us from engaging in any further misconduct, the imposition of a royalty obligation, and such other relief as deemed appropriate by the court. On March 13, 2024, Legacy XTI moved for partial dismissal of the second amended complaint, Counts 2 through 7 in particular. Legacy XTI argued that Counts 2 through 7 are (1) impermissible attempts to repackage claims arising from contractual dispute as quasi-contractual or tort claims; and (2) expressly refuted by the clear and unequivocal terms of the aforementioned agreements. The case is in its early stages, no discovery with respect to the Company has occurred, and we are unable to estimate the likelihood or magnitude of a potential adverse judgment. The Court has neither scheduled Legacy XTI’s motion for hearing nor otherwise ruled upon it. Legacy XTI nevertheless denies the allegations of wrongdoing contained in the second amended complaint and is vigorously defending against the lawsuit.
ITEM 4: MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock currently trades under the symbol “XTIA” on the Nasdaq Capital Market. Prior to the XTI Merger, our common stock traded under the symbol "INPX" on the Nasdaq Capital Market.
Holders of Record

According to our transfer agent, as of April 3, 2024, we had approximately 1,960 shareholders of record of our common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name. Our stock transfer agent is Computershare Trust Company, N.A., 150 Royall Street, Suite 101, Canton, MA 02021.
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
Recent Sales of Unregistered Equity Securities

Except as disclosed below, during the period covered by this Annual Report on Form 10-K, we have not sold any equity securities that were not registered under the Securities Act that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

We issued 19,822 shares of common stock (the “Exchange Common Shares”) to the holder of the then outstanding promissory note of the Company issued on July 22, 2022 (the “July 2022 Note”), at a price equal to $10.09 per share, which is the Minimum Price as defined in Nasdaq Listing Rule 5635(d), in connection with the terms and conditions of an Exchange Agreement, dated October 6, 2023, pursuant to which we and the holder agreed to (i) partition a new promissory note in the form of the July 2022 Note in the original principal amount of $200,000 and then cause the outstanding balance of the July 2022 Note to be reduced by $200,000; and (ii) exchange the partitioned note for the delivery of the Note Exchange Common Shares.

The offer and sale of the Exchange Common Shares was not registered under the Securities Act, in reliance on an exemption from registration under Section 3(a)(9) of the Securities Act, in that (a) the Exchange Common Shares were issued in exchanges for partitioned notes which were other outstanding securities of the Company; (b) there was no additional consideration of value delivered by the holder in connection with the exchange; and (c) there were no commissions or other remuneration paid by the Company in connection with the exchange.
ITEM 6: [RESERVED]
ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis here and throughout this Annual Report on Form 10-K contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements, due to a number of factors, including but not limited to, risks described in the section entitled “Risk Factors.” In addition, we will file as an amendment to the Current Report on Form 8-K filed with the SEC on March 15, 2024 (i) the audited consolidated financial statements of Legacy XTI as of and for the years ended December 31, 2023 and 2022, (ii) Legacy XTI's Management's Financial Discussion and Analysis of Financial Condition and Results of Operations for the years ended December 31, 2023 and 2022 and (iii) the unaudited pro forma condensed combined financial information of Inpixon and Legacy XTI as of and for the year ended December 31, 2023, in accordance with Item 9.01 of Form 8-K.
Overview of Our Business
Following the effective time of the XTI Merger (the “Effective Time”) on the Closing Date, we amended our articles of incorporation to change our name from "Inpixon" to "XTI Aerospace, Inc." and the combined company opened for trading on the Nasdaq Capital Market on March 13, 2024 under the new ticker symbol “XTIA”. The financial information included in the Management's Discussion and Analysis of Financial Condition and Results from Operations section below include only the financial results of Inpixon, as the merger occurred after December 31, 2023. Therefore, all references to the "Company" in the Management's Discussion and Analysis of Financial Condition and Results from Operations refer to Inpixon.
Following the closing of the XTI Merger, we are primarily an aircraft development and manufacturing company. We also provide real-time location systems (“RTLS”) for the industrial sector, which was our focus prior to the closing of the XTI Merger. Headquartered in Englewood, Colorado, the Company is developing a vertical takeoff and landing aircraft that takes off and lands like a helicopter and cruises like a fixed-wing business aircraft. Our initial model, the TriFan 600, is a six-seat aircraft which is intended to provide point-to-point air travel over distances of up to 700 miles, fly at twice the speed of a helicopter and cruise at altitudes up to 25,000 feet.

We believe the TriFan 600 will be one of the first VTOL aircraft that offers the speed and comfort of a business aircraft and the range and versatility of VTOL for a wide range of customer applications, including private aviation for business and high net worth individuals, emergency medical services, and commuter and regional air travel.

Since 2012, we have been engaged primarily in developing the design and engineering concepts for the TriFan 600, building and testing a two-thirds scale unmanned version of the TriFan 600, generating pre-orders for the TriFan 600, and seeking funds from investors to enable the Company to build full-scale piloted prototypes of the TriFan 600, and to eventually engage in commercial development of the TriFan 600.

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

Our full-stack industrial IoT solution provides end-to-end visibility and control over a wide range of assets and devices. It is designed to help organizations optimize their operations and gain a competitive edge in today's data-driven world. The turn-key platform integrates a range of technologies, including RTLS, sensor networks, edge computing, and big data analytics, to provide a comprehensive view of an organization's operations. We help organizations to track the location and status of assets in real-time, identify inefficiencies, and make decisions that drive business growth. Our IoT stack covers all the technology layers, from the edge devices to the cloud. It includes hardware components such as sensors and gateways, a robust software platforms for data management and analysis, and a user-friendly dashboard for real-time monitoring and control. Our solutions also offer robust security features, to help ensure the protection of sensitive data. Additionally, our RTLS provides scalability and flexibility, allowing organizations to easily integrate it with their existing systems and add new capabilities as their needs evolve.

The Company notes that during the fourth quarter and as of December 31, 2023, the Grafiti LLC and Grafiti Holding Inc. divestitures, which represent both the Shoom and SAVES operating segments and a portion of the Indoor Intelligence segment, have been disposed of or met the held for sale criteria and represent a strategic shift in the Company's operations, and therefore are presented as discontinued operations. As such, these disposal groups have been excluded from both continuing operations and segment results for all periods presented. In addition, the Company also notes that as of December 31, 2023, the

Enterprise Apps divesiture, which was completed in the first quarter of 2023, is presented as discontinued operations and as such, have been excluded from both continuing operations and segment results for all periods presented. This divestiture represents a portion of the Indoor Intelligence operating segment. Therefore, apart from our aircraft and development and manufacturing business, only the Indoor Intelligence operating segment remains as of December 31, 2023.

Revenues decreased in the year ended December 31, 2023 over the same period in 2022 by approximately $1.5 million which is primarily attributable to longer sales cycles and delayed purchasing decisions by customers due to economic certainties for our real time location based technologies. This decrease was also a result of our transition to a location-as-a-service ("LaaS") model which impacts short term non-recurring revenue recognition but will increase our recurring revenue over time. As a result of our shift to recurring revenue with the LaaS business model we are seeing a stronger sales pipeline than the prior year as customers have less upfront expenditure. We expect to grow our Indoor Intelligence product revenues in 2024. The Indoor Intelligence product line does have long sales cycles, which result from customer-related issues such as budget and procurement processes but also because of the early stages of indoor-positioning technology and the learning curve required for customers to implement such solutions. Customers also often engage in a pilot program first which prolongs sales cycles and is typical of most emerging technology adoption curves. We anticipate sales cycles to improve in 2024 as our customer base moves from early adopters to mainstream customers. The sales cycle is also improving with the increased presence and awareness of beacon and Wi-Fi locationing technologies in the market. Indoor Intelligence sales can be licensed-based with government customers but commercial customers typically prefer a SaaS or subscription model.
We experienced a net loss from continuing operations of approximately $34.4 million and $19.7 million for the years ended December 31, 2023 and 2022, respectively. This increase in loss of approximately $14.7 million was primarily attributable to the acquisition costs during the year ended December 31, 2023 inclusive of the XTI and Damon transactions of approximately $4.2 million, the transaction costs during the year ended December 31, 2023 inclusive of the CXApp transaction of $3.1 million, the warrant inducement expense of approximately $3.4 million, the higher interest expense and higher tax provision. We cannot assure that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. In order to continue our operations, we have supplemented the revenues we earned with proceeds from the sale of our equity and debt securities and proceeds from loans and bank credit lines.

Recent Events
March 2020 Note Exchanges
During the year ended December 31, 2023, the Company entered into exchange agreements with Iliad, pursuant to which the Company and Iliad agreed to: (i) partition new promissory notes in the form of the March 2020 Note with Illiad equal to approximately $0.9 million and then cause the outstanding balance of the March 2020 10% Note to be reduced by approximately $0.9 million; and (ii) exchange the partitioned note for the delivery of 6,113 shares of the Company's common stock at effective prices between $109.00 and $168.00 per share. The Company analyzed the exchange of the principal under the March 2020 10% Note as an extinguishment and compared the net carrying value of the debt being extinguished to the reacquisition price (shares of common stock being issued) and there was no loss on the exchange for debt for equity. The March 2020 Note was satisfied in full during the year ended December 31, 2023.
July 2022 Note Exchanges and Amendment
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
During the year ended December 31, 2023, the Company entered into exchange agreements with Streeterville, pursuant to which the Company and Streeterville agreed to: (i) partition new promissory notes in the form of the July 2022 Note equal to approximately $7.6 million and then cause the outstanding balance of the July 2022 Note to be reduced by approximately $7.6 million; and (ii) exchange the partitioned notes for the delivery of 469,046 shares of the Company’s common stock, at effective prices between $5.56 and $91.50 per share. The Company analyzed the exchange of the principal under the July 2022 Note as an extinguishment and compared the net carrying value of the debt being extinguished to the reacquisition price (shares of common stock being issued) and recorded a $0.1 million loss on the exchange for debt for equity which is included in the other income/expense line of the consolidated statement of operations. The July 2022 Note was satisfied in full during the year ended December 31, 2023.

December 2022 Note Exchanges and Amendment
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
During the year ended December 31, 2023, the Company entered into exchange agreements with Streeterville, pursuant to which the Company and Streeterville agreed to: (i) partition new promissory notes in the form of the Dec 2022 Note equal to approximately $0.7 million and then cause the outstanding balance of the July 2022 Note to be reduced by approximately $0.7 million; and (ii) exchange the partitioned notes for the delivery of 130,000 shares of the Company’s common stock, at effective price of $5.56 per share. The Company analyzed the exchange of the principal under the Dec 2022 Note as an extinguishment and compared the net carrying value of the debt being extinguished to the reacquisition price (shares of common stock being issued) and and there was no loss on the exchange for debt for equity.
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

During the year ended December 31, 2023, the Company sold 703,756 shares of common stock at share prices between $13.96 and $186.00 per share under the Sales Agreement for gross proceeds of approximately $27.4 million or net proceeds of $26.5 million after deducting the placement agency fees and other offering expenses. The Company is not obligated to make any sales of the Shares under the Sales Agreement and no assurance can be given that the Company will sell any additional Shares under the Sales Agreement, or if it does, as to the price or amount of Shares that the Company will sell, or the date on which any such sales will take place. The Company is currently subject to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period. These rules may limit future issuances of shares by the Company under the Sales Agreement or other offerings pursuant to the Company’s effective shelf registration statement on Form S-3.

On December 29, 2023, the Company entered into Amendment No. 2 to Sales Agreement pursuant to which the parties extended the term of the Sales Agreement until the earliest of (i) December 31, 2024, (ii) the sale of shares of the Company’s common stock having an aggregate offering price equal to the Offering Size (as defined in the Sales Agreement), and (iii) the termination by either Maxim or the Company upon the provision of 15 days written notice or otherwise pursuant to the terms of the Sales Agreement.
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

    Pursuant to the Warrant Amendments, the Company and the Warrant Holders have agreed to amend (i) the September 2021 Warrants and the March 2022 Warrants to provide that all of such outstanding warrants shall be automatically exchanged for shares of common stock of the Company, at a rate of 0.0033 shares of Common Stock (the “Exchange Shares”) for each September 2021 Warrant or March 2022 Warrant, as applicable, and (ii) the April 2018 Warrants to remove the obligation of the Company to hold the portion of a Distribution (as defined in the April 2018 Warrants) in abeyance in connection with the Beneficial Ownership Limitation (as defined in the April 2018 Warrants).

In connection with the exchange for all of the then outstanding September 2021 Warrants and March 2022 Warrants as of the effective date of the Warrant Amendments, the Company issued 3,249 Exchange Shares in the aggregate.
May 2023 Warrant Purchase Agreement
On May 15, 2023, the Company entered into a Warrant Purchase Agreement (the “Agreement”) with multiple purchasers for the purchase and sale of up to an aggregate of 1,500,000 of warrants (the “May 2023 Warrants”). The Agreement and the May 2023 Warrants were subsequently amended on June 20, 2023. The purchase price for one (1) May 2023 Warrant is $0.01 (the “Per Warrant Purchase Price”). The May 2023 Warrants have an initial exercise price $26.00, payable in cash or the cancellation of indebtedness ( the “Initial Exercise Price”). The exercise price will equal the lower of (i) the Initial Exercise Price and (ii) 90% of the lowest VWAP (as defined in the Agreement) of the Common Stock for the five Trading Days (as defined in the Agreement) immediately prior to the date on which a Notice of Exercise is submitted to the Company (the “Adjusted Exercise Price” and together with the Initial Price, as applicable, the “Exercise Price”); provided, however, that the Adjusted Exercise Price shall not be less than $10.00; and provided further that any exercise of the May 2023 Warrants with an Adjusted Exercise Price will be subject to the Company’s consent unless the trading price of the Common Stock as of the time the Notice of Exercise is delivered to the Company is at least 10% or more above the prior Trading Day’s Nasdaq Official Closing Price. No warrant holder may exercise the May 2023 Warrants to the extent such exercise would cause such warrant holder, together with its affiliates and attribution parties, to beneficially own a number of shares of Common Stock which would exceed 9.99% of the Company’s then outstanding Common Stock following such exercise.

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

The 1,500,000 May 2023 Warrants were issued on May 17, 2023 for aggregate gross proceeds of approximately $1.5 million. The aggregate net proceeds from the offerings, after deducting the placement agent fees and other estimated offering expenses, were approximately $1.4 million.

The May 2023 Warrants were determined to be within the scope of ASC 480 as they represent obligations to the Company, as the Company is obligated to redeem any May 2023 Warrants that have not been exercised at the Termination Date. As such, the Company recorded the May 2023 Warrants as a liability at fair value on the issuance date. The fair value of the May 2023 Warrants was determined using level 3 inputs utilizing a Monte-Carlo simulation. The May 2023 Warrants are subsequently measured as if the May 2023 Warrants were to be settled on the current redemption value with subsequent changes recognized as interest cost. The fair value of the Warrants was determined to be $1.48 million at the date of issuance, and the redemption value of the Warrants was determined to be approximately $0.9 million as of December 31, 2023. The fair value of the Warrants are reflected within Warrant Liability on the Consolidated Balance Sheet. An immediate loss was recognized on the initial measurement date of $71,250 as a result of the difference between fair value and net proceeds. The change in fair value of Warrants of $71,250 for the year ended December 31, 2023 was reported as other expense on the

Consolidated Statement of Operations. The interest cost of $20,000 for the year ended December 31, 2023 was included in interest expense, net on the Consolidated Statement of Operations.

During July 2023, the Company issued 90,000 shares of common stock in connection with the exercise of 90,000 warrants with an exercise price of $26.00 per share in connection with the May 2023 offering for which the Company received gross proceeds of approximately $2.3 million.
Warrant Inducement

On December 15, 2023, the Company entered into an warrant inducement letter agreements (the “Inducement Agreements”) with certain holders (including their respective successors and assigns, the “Holders”) of the Common Stock Purchase Warrants issued by the Company on May 17, 2023 (“May 2023 Warrants”) and reissued on December 15, 2023, as applicable (as amended on June 20, 2023, the “Existing Warrants”) in order to induce the Holders to exercise 491,310 Existing Warrants for cash, pursuant to the terms of and subject to beneficial ownership limitations contained in the Existing Warrants, the Company agreed to issue to the Holders, New Warrants to purchase 1 share of common stock for each share of common stock issued upon such exercise of the remaining Existing Warrants pursuant to the Inducement Agreements for an aggregate of 491,314 New Warrants. Pursuant to the Inducement Agreements the Existing Warrants exercise price was from $10.00 to $5.13 per share, which is equal to a 30% discount to the average closing price of the Common Stock for the five trading days prior to the execution of the Inducement Agreements, such that the Exercised Shares will be exercised at the New Exercise Price. The Inducement Agreements was a limited time offer that had to be accepted by December 18, 2023. The terms of the New Warrants had an initial exercise price of $7.324, which was subsequently reduced by the Company to $5.13, are immediately exercisable, and will expire 5 years from the date of the Exercise Agreement. The Holder paid an aggregate of approximately $2.5 million to the Company for the exercise of the Existing Warrants. The Company recognized approximately $3.4 million of non-cash warrant inducement expense during year ended December 31, 2023, which is displayed in other expense on the accounting statement of operations. The warrant inducement expense represents the fair value of the New Warrants issued to induce the exercise. The fair values were calculated using the Black-Scholes option pricing model.

Compliance with Nasdaq Continued Listing Requirements

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

We requested a hearing before the Nasdaq Hearings Panel (the “Panel”) to appeal the determination described in the November 9 Letter and to address compliance with the Low-Priced Stocks Rule which hearing was held on February 6, 2024. On March 1, 2024, the Panel notified us that it had granted our request for continued listing subject to the company evidencing a closing bid price of $1 or more per share for a minimum of ten consecutive trading days on or before May 7, 2024 which is the full extent of the Panel's discretion.

In order to cure the bid price deficiency and satisfy the bid price requirements applicable for initial listing applications in connection with the closing of the XTI Merger, on March 12, 2024, we effected a 1-for-100 reverse stock split of our outstanding shares of common stock shortly prior to the Effective Time of the XTI Merger. On March 26, 2024, we were informed by Nasdaq that we had regained compliance with the minimum bid price requirement and that we were back in compliance with the applicable Nasdaq continued listing criteria.

Leonard Oppenheim, a former independent director and the former Chairman of the Audit Committee, resigned from the Board effective as of March 31, 2024. On April 4, 2024, we received a notification letter from the Listing Qualifications Department of Nasdaq that due to Mr. Oppenheim's resignation, we no longer comply with Nasdaq’s independent director and audit committee requirements as set forth in Listing Rule 5605 as the Board is not comprised of a majority of “independent directors” (as that term is defined in Nasdaq Listing Rule 5605(a)(2)) as required by Nasdaq Listing Rule 5605(b)(1) and the Audit Committee is not comprised of at least three independent directors as required by Nasdaq Listing Rule 5605(c)(2)(A). Consistent with Nasdaq Listing Rules 5605(b)(1)(A) and 5605(c)(4), Nasdaq has provided us a cure period in order to regain compliance (i) until the earlier of our next annual shareholders’ meeting or March 31, 2025, or (ii) if the next annual shareholders’ meeting is held before September 27, 2024, then we must evidence compliance no later than September 27, 2024.

We intend to appoint an additional independent director to the Board and the Audit Committee prior to the end of the cure period. However, there can be no assurance that we will be able to regain compliance with Nasdaq Listing Rule 5605 or will otherwise be in compliance with other Nasdaq continued listing requirements.

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

On March 12, 2024, the Board adopted by resolution an amendment to the By-Laws that classifies the members of the Board into three classes (Class I, Class II and Class III) with staggered terms. Pursuant to the By-Laws amendment, the current term of the Class I directors will expire at the annual meeting of the stockholders of the Company for the year 2024, the current term of the Class II directors will expire at the annual meeting of the stockholders of the Company for the year 2025, and the current term of the Class III directors will expire at the annual meeting of the stockholders of the Company for the year 2026. At each succeeding annual meeting of stockholders of the Company successors of the class of directors whose term expires at that meeting shall be elected to hold office in accordance with the By-Laws.

Enterprise Apps Spin-off and Business Combination

On March 14, 2023, Inpixon completed (the “Closing”) of the separation (the “Separation”) of its enterprise apps business (including its workplace experience technologies, indoor mapping, events platform, augmented reality and related business solutions) (the “Enterprise Apps Business”) through a spin-off of CXApp Holding Corp., a Delaware corporation ("CXApp"), to certain holders of Inpixon securities as of March 6, 2023 (the “Record Date”) on a pro rata basis (the “Distribution” or “Enterprise Apps Spin-off”) and merger (the “Merger”) of CXApp with a wholly owned subsidiary of KINS Technology Group Inc., a Delaware corporation (“KINS”), in a Reverse Morris Trust transaction (collectively, the “Transactions”) pursuant to (i) an Agreement and Plan of Merger, dated as of September 25, 2022, by and among Inpixon, KINS, CXApp, and KINS Merger Sub Inc. (the "Merger Agreement") and (ii) a Separation and Distribution Agreement, dated as of September 25, 2022, among KINS, Inpixon, CXApp and Design Reactor, Inc. (the "Separation Agreement”, and collectively with the Merger Agreement and the other related transaction documents, the “Transaction Agreements”).

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
XTI Merger and Leadership Changes

On July 24, 2023, we entered into an Agreement and Plan of Merger (amended on December 30, 2023 and March 12, 2024, the “XTI Merger Agreement”) by and among us, Superfly Merger Sub Inc., a Delaware corporation and our then wholly-owned subsidiary (“Merger Sub”), and XTI Aircraft Company, a Delaware corporation (“Legacy XTI”). Pursuant to the XTI Merger Agreement, on March 12, 2024 (the “Closing Date”), Merger Sub merged with and into Legacy XTI (the “XTI Merger”), with Legacy XTI surviving the XTI Merger as our wholly-owned subsidiary. Following the effective time of the XTI Merger (the “Effective Time”) on the Closing Date, we amended our articles of incorporation to change our name from "Inpixon" to "XTI Aerospace, Inc." and the combined company opened for trading on the Nasdaq Capital Market on March 13, 2024 under the new ticker symbol “XTIA”.

Shortly prior to the Effective Time, we effected a 1-for-100 reverse split of our outstanding shares of common stock (the "Reverse Stock Split").

At the Effective Time, pursuant to the XTI Merger Agreement, the shares of Legacy XTI common stock outstanding immediately prior to the Effective Time became the right to receive 7,843,668 shares of XTI Aerospace common stock, and the options and warrants to purchase shares of Legacy XTI common stock outstanding immediately prior to the Effective Time were assumed by the Company and became exercisable for approximately 1,068,959 and 382,610 shares of XTI Aerospace common stock, respectively, based on an exchange ratio of 0.0892598 shares of XTI Aerospace common stock for each share of Legacy XTI common stock in accordance with the XTI Merger Agreement. Prior to the Effective Time, Legacy XTI received the consents of certain of its convertible note holders to convert the outstanding balance under their convertible notes, equal to an aggregate outstanding amount of $7,535,701, into shares of Legacy XTI common stock immediately prior to the Effective Time, enabling them to participate in the XTI Merger on the same basis as the other shares of Legacy XTI common stock. Legacy XTI convertible notes in the aggregate remaining principal and interest amount of $51,658, were assumed by the Company at the Effective Time and became convertible into approximately 4,611 shares of XTI Aerospace common stock.

Immediately prior to the Effective Time, all but $175,000 of the total principal and accrued interest balance of the convertible note issued by Legacy XTI to Dave Brody on October 1, 2023, as amended on March 12, 2024, was converted into shares of Legacy XTI common stock immediately prior to the Effective Time, enabling him to participate in the XTI Merger on the same basis as the other shares of XTI common stock. The remaining $175,000 became payable in cash by Legacy XTI upon consummation of the XTI Merger.

Immediately following the Effective Time, XTI Aerospace had 9,786,801 shares of common stock issued and outstanding, subject to adjustment in connection with rounding associated with the Reverse Stock Split.

On March 12, 2024, the Company, Merger Sub and Legacy XTI entered into a Second Amendment to Merger Agreement (the “Merger Agreement Amendment”). The Merger Agreement Amendment amended the original XTI Merger Agreement, as amended by the First Amendment to Merger Agreement dated December 30, 2023, to provide, among other things, (i) adjustments for the issuance of shares of the Company’s newly designated non-convertible Series 9 preferred stock (“Series 9 Preferred Stock”) to Streeterville Capital, LLC in the exchange ratio calculation and (ii) the extension of the deadline to file a resale registration statement covering the shares issued in the XTI Merger that were not registered on the Company’s registration statement on Form S-4 filed in connection with the Merger to ten business days after the filing of this Annual Report on Form 10-K.

Following the issuance of shares under the Merger Agreement, Company security holders immediately prior to the Effective Time retained beneficial ownership of approximately 25% of the outstanding common stock of the Company on a fully-diluted basis and Legacy XTI security holders immediately prior to the Effective Time acquired beneficial ownership of shares of common stock amounting to approximately 75% of the outstanding common stock of the Company on a fully-diluted basis.

In connection with the consummation of the XTI Merger and as contemplated by the XTI Merger Agreement, as of the Effective Time, Mr. Nadir Ali and Ms. Wendy Loundermon resigned as Chief Executive Officer and Chief Financial Officer of the Company, respectively. Following their resignation, the board of directors of the Company (the “Board”) appointed Mr. Scott Pomeroy as Chief Executive Officer of the Company and Ms. Brooke Turk as Chief Financial Officer of the Company.

Also at the Effective Time, Messrs. Nadir Ali and Tanveer Khader and Ms. Wendy Loundermon resigned as directors of the Company. Following the foregoing resignations, the Board appointed Messrs. Scott Pomeroy, Soumya Das and David Brody as directors to the Board.

Mr. Leonard Oppenheim resigned from the Board, effective as of March 31, 2024. Mr. Kareem Irfan continues to serve on the Board.

As contemplated by the terms of the XTI Merger Agreement, as of the Effective Time, the Company determined that the post-closing Board would consist of a total of five directors, and therefore, two of the directors are required to have been nominated by the Company, at least one of whom is an independent director. Accordingly, the Board is currently comprised of two directors nominated by the Company prior to the Effective Time (Messrs. Kareem Irfan and Soumya Das) and two directors nominated by Legacy XTI prior to the Effective Time (Messrs. Scott Pomeroy and David Brody).

Due to Mr. Oppenheim's resignation, the Company received a notification letter from Nasdaq that the Company no longer complies with Nasdaq’s independent director and audit committee requirements as set forth in Listing Rule 5605. The Company has been granted a cure period in order to regain compliance and the Company intends to appoint an additional independent director to the Board and the Audit Committee prior to the end of the cure period. See "- Recent Events - Compliance with Nasdaq Continued Listing Requirements" for more information.

Financial Advisory Fees in connection with the XTI Merger

Pursuant to the terms of an amended advisory fees agreement among Legacy XTI, the Company and Maxim and in accordance with the XTI Merger Agreement, the Company issued 385,359 registered shares of XTI Aerospace common stock in exchange for shares of Legacy XTI common stock issued to Maxim based on the exchange ratio under the XTI Merger Agreement. Additionally, Maxim will receive $200,000 payable upon the closing of one or more debt or equity financings for which Maxim serves as placement agent or underwriter and in which the Company raises minimum aggregate gross proceeds of $10 million following the Effective Time.

Pursuant to its engagement letter with Legacy XTI, dated as of June 7, 2022, as amended (the “Chardan Engagement Letter”) and the XTI Merger Agreement, Chardan Capital Markets (“Chardan”) received a cash payment of $200,000 and 189,037 registered shares of XTI Aerospace common stock (the “Chardan Closing Shares”) in exchange for shares of Legacy XTI common stock issued to Chardan based on the exchange ratio under the XTI Merger Agreement. If within 120 days following the Effective Time, the Company consummates a public offering of securities in which the price per share of XTI Aerospace common stock (“Chardan Qualified Offering price”) is less than the per share price of Inpixon common stock utilized to calculate the number of Chardan Closing Shares, the Company will be required, subject to applicable securities laws, to issue additional shares of XTI Aerospace common stock to Chardan in an amount equal to (i) $1,000,000 minus the product of the number of Chardan Closing Shares and Chardan Qualified Offering Price, divided by (ii) the Chardan Qualified Offeing Price.

XTI Promissory Note & Security Agreement

Pursuant to the XTI Merger Agreement, on the first calendar day of the month following the date of the XTI Merger Agreement and on the first calendar day of each month thereafter until the earlier of (i) four months following the date of the XTI Merger Agreement and (ii) the Closing Date, Inpixon shall provide loans to XTI on a senior secured basis (each, a “Future Loan”), in such amounts requested by XTI in writing prior to the first calendar day of each such month. Each Future Loan will be in the principal amount of up to $0.5 million, and the aggregate amount of the Future Loans will be up to approximately $1.8 million (or such greater amount as Inpixon shall otherwise agree in its sole and absolute discretion). These Future Loans and security will be evidenced by a Senior Secured Promissory Note (the “XTI Promissory Note”) and a Security and Pledge Agreement (the “Security Agreement”).

The XTI Promissory Note provides an aggregate principal amount up to approximately $2.3 million, which amount includes the principal sum of approximately $0.5 million which Inpixon previously advanced to XTI (the “Existing Loans”, collectively with the Future Loans, the “Inpixon Loans to XTI”) plus accrued interest on such amount, and the aggregate principal amount of the Future Loans. The XTI Promissory Note will bear interest at 10% per annum, compounded annually, and for each Future Loan, beginning on the date the Future Loan is advanced to XTI. On November 14, 2023, the principal amount under the XTI Promissory Note was increased to approximately $3.1 million and further increased to approximately $4.0 million effective as of January 30, 2024. The XTI Promissory Note balance and accrued interest as of December 31, 2023 is approximately $3.1 million and $0.04 million, respectively, and is included in the Company's consolidated balance sheet in Notes Receivable.

The outstanding principal amount under the XTI Promissory Note, together with all accrued and unpaid interest, shall be due and payable upon the earlier of (a) March 31, 2024, (b) when declared due and payable by Inpixon upon the occurrence of an event of default, or (c) within three business days following termination of the XTI Merger Agreement (i) by XTI because the XTI Board adopts a superior proposal prior to delivering the XTI Stockholder Consent, or (ii) by Inpixon because the XTI Board has made a change in recommendation, or XTI has breached or failed to perform in any material respect any of its covenants and agreements regarding obtaining its required stockholder approval or non-solicitation. The XTI Promissory Note will be forgiven and of no further force if the XTI Merger Agreement is terminated by the Company's Board because it adopts a superior proposal prior to obtaining the required Inpixon stockholder approval, subject to Inpixon’s rights and remedies under the Promissory Note, the Security Agreement, and the Merger Agreement. If the XTI Merger Agreement is terminated by XTI because the Inpixon Board makes a change in recommendation or Inpixon is in material breach of its covenants and agreements regarding obtaining its required stockholder approval or non-solicitation, the maturity date of the XTI Promissory Note will be extended to December 31, 2024.

The Security Agreement grants the Company a first priority security interest in and lien upon all of XTI’s property to secure the repayment of the XTI Promissory Note. The Company intends to amend the XTI Promissory Note to extend the term thereof.

Amendments to Articles of Incorporation for Reverse Stock Split and Name Change

On March 11, 2024, the Company filed a Certificate of Amendment to its articles of incorporation with the Secretary of State of Nevada to effect a 1-for-100 reverse split of our outstanding shares of common stock (the "Reverse Stock Split"), which was approved by the Company’s stockholders at a special meeting in lieu of annual meeting held on December 8, 2023. Any fractional shares resulting from the Reverse Stock Split will be rounded up to the nearest whole share. The Company’s authorized number of shares of common stock was not reduced by the Reverse Stock Split. The Reverse Stock Split became effective shortly before the Effective Time. The exercise price per share and number of shares issuable under all of the Company’s outstanding securities convertible into or exercisable for common stock have been proportionately adjusted to account for the Reverse Stock Split.

On March 11, 2024, the Company also filed a Certificate of Amendment to its articles of incorporation with the Secretary of State of Nevada to change the name of the Company from “Inpixon” to “XTI Aerospace, Inc.”, which became effective shortly after the Effective Time.

As of March 13, 2024, the trading symbol for the Company’s common stock has changed to “XTIA.” The new CUSIP number for the Company’s common stock following the Reverse Stock Split, the Merger and the name change is 98423K108.

Series 9 Preferred Stock

On March 12, 2024, the Company filed the Certificate of Designations of Preferences and Rights of Series 9 Preferred Stock (the “Certificate of Designation”), with the Secretary of State of Nevada, designating 20,000 shares of preferred stock, par value $0.001 of the Company, as Series 9 Preferred Stock. Each share of Series 9 Preferred Stock has a stated face value of $1,050.00 (“Stated Value”). The Series 9 Preferred Stock is not convertible into shares of common stock of the Company.

Each share of Series 9 Preferred Stock will accrue a rate of return on the Stated Value in the amount of 10% per year, compounded annually to the extent not paid, and pro rata for any fractional year periods (the “Preferred Return”). The Preferred Return will accrue on each share of Series 9 Preferred Stock from the date of issuance and shall be payable on a quarterly basis, either in cash or through the issuance of an additional number of shares of Series 9 Preferred Stock equal to (i) the Preferred Return then accrued and unpaid, divided by (ii) the Stated Value, at the Company’s discretion.

Commencing on the one-year anniversary of the respective issuance date of each share of Series 9 Preferred Stock, each such share of Series 9 Preferred Stock shall accrue an automatic quarterly dividend, based on three quarters of 91 days each and the last quarter of 92 days (or 93 days for leap years), which shall be calculated on the Stated Value of such share of Series 9 Preferred Stock, and which shall be payable in additional shares of Series 9 Preferred Stock, based on the Stated Value, or in cash as set forth in the Certificate of Designation (each, as applicable, the “Quarterly Dividend”). For the period beginning on the one-year anniversary of the issuance date of a share of Series 9 Preferred Stock to the two-year anniversary of the issuance date of each share of Series 9 Preferred Stock, the Quarterly Dividend shall be 2% per quarter in respect of such share, and for all periods following the two-year anniversary of the issuance date of each share of Series 9 Preferred Stock, the Quarterly Dividend shall be 3% per quarter in respect of such share.

    If at any time while any share of Series 9 Preferred Stock is outstanding, the Company undergoes or enters into a Fundamental Transaction (as defined in the Certificate of Designation), the Company shall cause any successor entity in any such Fundamental Transaction in which the Company is not the surviving company, to assume in writing all of the obligations of the Company under the Certificate of Designation. Subject to the terms and conditions in the Certificate of Designation, the Company may, at any time, elect to redeem all, but not less than all, of the shares of Series 9 Preferred Stock issued and outstanding from all of the Series 9 Preferred Stock holders by paying an amount in cash equal to the Series 9 Preferred Liquidation Amount (as defined below) applicable to such shares of Series 9 Preferred Stock being redeemed. The Series 9 Preferred Liquidation Amount per share is determined as the Stated Value per share plus any accrued but unpaid Preferred Return, and any accrued and unpaid Quarterly Dividend at that time.

The Series 9 Preferred Stock confers no voting rights on its holders, except with respect to matters that materially and adversely affect the rights or preferences of the Series 9 Preferred Stock or such matters specified in the Certificate of Designation that require the consent of holders of at least a majority of the outstanding shares of Series 9 Preferred Stock.

The Certificate of Designation contains certain obligations of the Company, such that until such time as no shares of Series 9 Preferred Stock remain outstanding, the Company and its subsidiaries are required to comply with certain covenants with respect to Fundamental Transactions, the Company’s indebtedness, the Company’s status as a publicly-traded company and an SEC reporting company, and other matters set forth in the Certificate of Designation, unless otherwise consented to by holders of at least a majority of the outstanding Series 9 Preferred Stock.

Exchange Agreement

On March 12, 2024, the Company and Streeterville Capital, LLC (the “Note Holder”), the holder of an outstanding promissory note issued on December 30, 2023 (as amended, the “December 2023 Note”), entered into an Exchange Agreement, pursuant to which the Note Holder exchanged the remaining balance of principal and accrued interest under the December 2023 Note in the aggregate amount of $9,801,521 for 9,801.521 shares of Series 9 Preferred Stock, based on an exchange price of $1,000 per share of Series 9 Preferred Stock. Following such exchange and the surrender of the December 2023 Note to the Company, the December 2023 Note is deemed paid in full, automatically canceled, and will not be reissued.

Securities Purchase Agreement

On March 12, 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an entity controlled by the Company’s director and Chief Executive Officer, Mr. Nadir Ali (the “Purchaser”). Pursuant to the Securities Purchase Agreement, the Purchaser purchased 1,500 shares of Series 9 Preferred Stock for a total purchase price of $1,500,000, based on a purchase price of $1,000 per share of Series 9 Preferred Stock. The Company agreed that the Purchaser will be deemed a “Required Holder” as defined in the Certificate of Designation (as defined under Item 5.03 below) as long as the Purchaser holds any shares of Series 9 Preferred Stock.

The Securities Purchase Agreement sets forth certain restrictions on the Company’s use of the proceeds from the sale of the Series 9 Preferred Stock pursuant thereto, including that the proceeds must be used in connection with the redemption of the Series 9 Preferred Stock pursuant to the Certificate of Designation or working capital purposes, and may not, without the consent of the required holders of Series 9 Preferred Stock, be used for, among other things, (i) the redemption of any XTIA common stock or common stock equivalents, (ii) the settlement of any outstanding litigation, or (d) for the repayment of debt for borrowed money to any officer or director, or Merger-transaction related bonuses to any employee or vendor except for such non-merger transaction related bonuses as may be payable to participants pursuant to the Company’s existing employee bonus plan.

The foregoing description of the Securities Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Securities Purchase Agreement and the Certificate of Designation, which are filed as Exhibits 10.77 and 3.14, respectively, to this Annual Report on Form 10-K and are incorporated by reference herein.
.
Transaction Bonus Plan in connection with Completed Transaction

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

The Company paid approximately $3.5 million to the company management and former management under the Transaction Bonus Plan which settled the amount in full and no amounts were owed under the plan as of December 31, 2023.

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

Transaction Bonus Plan in connection with Future Strategic Transactions

On July 24, 2023, the Committee adopted a Transaction Bonus Plan, which was amended on March 11, 2024 (the “Plan”), and is intended to provide incentives to certain employees and other service providers to remain with the Company through the consummation of a Contemplated Transaction or Qualifying Transaction (each as defined below) and to maximize the value of the company with respect to such transaction for the benefit of its stockholders. The Plan will be administered by the Committee. It will automatically terminate upon the earlier of (i) the one-year anniversary of the adoption date, (ii) the completion of all payments under the terms of the Plan, or (iii) at any time by the Committee, provided, however, that the Plan may not be amended or terminated following the consummation of a Contemplated Transaction or Qualifying Transaction without the consent of each participant being affected, except as required by any applicable law. The Plan was amended on

A “Contemplated Transaction” refers to a strategic alternative transaction including an asset sale, merger, reorganization, spin-off or similar transaction (a “Strategic Transaction”) that results in a change of control as defined in the Plan. A Qualifying Transaction refers to a Strategic Transaction that does not result in a change of control for which bonuses may be paid pursuant to the Plan as approved by the Committee. The XTI Merger qualifies as a Contemplated Transaction.

Pursuant to the Plan, in connection with the closing of a Contemplated Transaction or a Qualifying Transaction, the participants will be eligible to receive bonuses as described below.

●     Participants listed on Schedule 1 of the Plan, including Nadir Ali, Wendy Loundermon, Soumya Das and certain other employees, are eligible for a cash bonus equal to 100% of their aggregate annual base salary and target bonus amount, provided that the participants must execute a customary release of claims and confidentiality agreement.

    ●     Participants listed on Schedule 2 of the Plan, including Nadir Ali and Wendy Loundermon will be eligible for a cash bonus in an aggregate amount of 4% of the applicable Transaction Value (as defined below). Mr. Ali is eligible for 3.5% of such Transaction Value less $6 million. Ms. Loundermon is eligible for 0.5% of such Transaction Value less $500,000. “Transaction Value” means the sum of any cash and the fair market value of any securities or other assets or property received by Inpixon or available for distribution to the holders of Inpixon’s equity securities in connection with the applicable transaction as provided for in the definitive agreement governing the applicable transaction, or such value as shall be designated by the Committee. The Transaction Value applicable to the XTI Merger was assessed at $225 million which was determined by the Committee in part based on the enterprise value of XTI following a valuation analysis performed by an independent financial advisory firm.

●    Schedule 3 of the Plan provides that:

(i) Nadir Ali shall receive an award (the “Award”) of fully vested shares of Company common stock (“Shares”) issued under the Inpixon 2018 Employee Stock Incentive Plan or any successor equity incentive plan adopted by the Company (the “Equity Plan”) on the date that is three (3) months following the Closing of the XTI Merger (the “Grant Date”) covering a number of shares having a fair market value (based on the closing price per Share on the Grant Date) equal to $1,023,600. Notwithstanding the foregoing, Nadir Ali shall not be eligible to receive the Award if his Consulting Agreement with the Company dated as of March 12, 2024 (the “Consulting Agreement”), terminates before the Grant Date due to (a) Company Good Reason (as defined in the Consulting Agreement) or (b) termination by Nadir Ali for any reason other than Consultant Good Reason (as defined in the Consulting Agreement).

(ii) Any amounts payable to any Participant in cash pursuant to the Plan, may be paid in Shares under the Equity Plan upon written agreement of the Company and such Participant. i

●    In the sole discretion of the Committee, receipt or eligibility for receipt by a participant of a transaction bonus in respect of a Contemplated Transaction shall not preclude such participant from receiving or being eligible to receive an additional transaction bonus in respect of a Qualifying Transaction.

•Pursuant to the terms of the Plan:

(1) The first fifty percent (50%) of any amounts payable in connection with the XTI Merger pursuant to Schedule 1 and Schedule 2 of the Plan for each Participant, as applicable (the “First Fifty Percent”), shall become earned upon the earlier of closing of a financing (whether a registered offering or private unregistered offering) in which the Company sells Qualifying Securities (as defined below) and receives an amount of gross proceeds that when added to the proceeds of previous sales of Qualifying Securities following the closing of the XTI Merger equals $5 million (the “First Financing”) or June 30, 2024 (the “Earned Date”). “Qualifying Securities” means any debt or equity securities other than debt or equity securities having a maturity date or a redemption right at the option of the holder of fewer than six (6) months following the issuance of that security.

67

(2) The remaining fifty percent (50%) of any amounts payable pursuant to Schedule 1 and Schedule 2 of the Plan (the “Remaining Fifty Percent”) will be earned upon the earlier of the closing of a subsequent financing in which the Company receives an amount of gross proceeds that when added to the proceeds of previous sales of Qualifying Securities following the First Financing aggregates to at least $5 million (“Subsequent Financing”) or the Earned Date.

(3) Following the Earned Date, the First Fifty Percent will be paid in three (3) equal monthly installments, beginning on July 1, 2024, and on the first day of each month thereafter until the First Fifty Percent is paid in full. The Remaining Fifty Percent will be paid in three (3) equal monthly installments, beginning October 1, 2024 and on the first day of each month thereafter until the Remaining Fifty Percent is paid in full.

(4) A Participant’s right to receive payment of the First Fifty Percent or the Second Fifty Percent is subject to the Participant’s continuing employment or other service with the Company or any of its subsidiaries or affiliates until the date on which the payment is earned (as specified in clause (1) or (2) above); provided, however, that if a Participant’s employment or service with the Company or any of its subsidiaries or affiliates terminates before the applicable payment is earned due to the involuntary termination of the Participant other than for Cause, such Participant will be deemed for this purpose to continue in employment or service with the Company and its subsidiaries and affiliates following the Participant’s termination date until the date the applicable payment is earned.

(5) In the event the Company is unable to raise a minimum of $5 million from the sale of Qualifying Securities as of June 30, 2024, the Participants hereby designate and appoint Nadir Ali, as the Participant Representative (defined below) to work with the Company as necessary to amend the payment schedule set forth above to ensure that the Company will have sufficient cash to support its operations. If Nadir Ali cannot or refuses to serve the Participant Representative, then the Participant Representative shall be selected by the Company from among the other Participants entitled to receive any payment pursuant to Schedule 1 or Schedule 2 of the Plan.

(6) If the Company or XTI pays cash bonuses related to the closing of the XTI Merger to the Company’s or XTI’s employees or individual service providers who are not Participants (“Non-Plan Transaction Bonuses”), any then-unpaid payments to Participants pursuant to the Plan shall be paid on an accelerated basis pursuant to a payment schedule that is substantially similar to the bonus payment schedule for the Non-Plan Transaction Bonuses. Conversely, if the Company agrees to an accelerated payment or more favorable payment terms of amounts payable pursuant to the Plan, all recipients of Non-Plan Transaction Bonuses shall receive similar treatment.

During the year ended December 31, 2023, the Company did not pay or accrue any bonuses under the Plan in connection with future strategic transactions.
Solutions Divestiture - Grafiti Holding Inc.
On October 23, 2023, the Company entered into a Separation and Distribution Agreement (the “Separation Agreement”) with Grafiti Holding Inc. (“Grafiti Holding”). pursuant to which it contributed the assets and liabilities of Inpixon Limited, a then wholly owned subsidiary of the Company, to another then wholly owned subsidiary Grafiti Holding in accordance with the separation and distribution agreement. The Company transferred the Grafiti Holding common shares to a newly-created liquidating trust, titled the Grafiti Holding Inc. Liquidating Trust (the “Trust”), which holds the Grafiti Holding common shares for the benefit of the participating Company security holders of record as of December 27, 2023 (the "Record Date Holders"). Following the effectiveness of a registration statement (the "Spin-off Registration Statement") related to the spin-off distribution, the Grafiti Holding common shares will be delivered to the Record Date Holders, as beneficiaries of the Trust, pro rata in accordance with their ownership of shares or underlying shares of Inpixon common stock as of the record date. Upon distribution of the Grafiti Holding shares, it is expected that Record Date Holders will receive one (1) common share of Grafiti Holding for every fifty (50) shares of common stock of the Company held on the Record Date.
Damon Business Combination

On October 23, 2023, the Company also entered into a Business Combination Agreement (the “Business Combination Agreement”), with Damon Motors Inc., a British Columbia corporation (“Damon”), Grafiti Holding, and 1444842 B.C. Ltd., a British Columbia corporation and a newly formed wholly-owned subsidiary of Grafiti Holding (“Amalco Sub”), pursuant to which it is proposed that Amalco Sub and Damon amalgamate under the laws of British Columbia, Canada with the amalgamated company (the “Damon Surviving Corporation”) continuing as a wholly-owned subsidiary of Grafiti Holding (the
68

“Damon Business Combination”). The Damon Business Combination is subject to material conditions, including approval of the Damon Business Combination by securities holders of Damon, approval of the issuance of Grafiti Holding Common Shares to Damon securities holders pursuant to the Damon Business Combination Agreement by a British Columbia court after a hearing upon the fairness of the terms and conditions of the Business Combination Agreement as required by the exemption from registration provided by Section 3(a)(10) under the Securities Act, and approval of the listing of the Grafiti Holding Common Shares on the Nasdaq Stock Market (“Nasdaq”) after giving effect to the Damon Business Combination. Upon the consummation of the Damon Business Combination (the “Damon Closing”), both Inpixon UK and the Damon Surviving Corporation will be wholly-owned subsidiaries of Grafiti Holding, which will adopt a new name as determined by Damon. Grafiti Holding, after the Damon Closing, is referred to herein as the “combined company.” Pursuant to the Business Combination Agreement, the parties will take all necessary action so that at the Closing, the board of directors of the combined company will consist of such directors as Damon may determine, subject to the independent requirements under the Nasdaq rules, and provided that at least one director will be nominated by Grafiti Holding.

Holders of Grafiti Holding Common Shares, including Participating Security holders and management that hold Grafiti Holding Common Shares immediately prior to the closing of the Damon Business Combination, are anticipated to retain approximately 18.75% of the outstanding capital stock of the combined company determined on a fully diluted basis, which includes up to 5% in equity incentives which may be issued to certain members of the Company's current and former management team.

On October 26, 2023, Inpixon purchased a convertible note from Damon in an aggregate principal amount of $3.0 million (the “Bridge Note”) together with the Bridge Note Warrant (as defined below) pursuant to a private placement, for a purchase price of $3.0 million. The Bridge Note has a 12% annual interest rate with a term of 12 months. The full principal balance and interest on the Bridge Note will automatically convert into common shares of Damon upon the public listing of Damon or a successor issuer thereof on a national securities exchange (a “Public Company Event”). The number of shares issued upon conversion due to a Public Company Event will equal the quotient obtained by dividing (x) the outstanding principal and unpaid accrued interest on the date of a Public Company Event (or within ten trading days of a direct listing), if any, by (y) the lesser of the then applicable Conversion Price or Public Company Event Conversion Price, each as defined in the Bridge Note. The Bridge Note will contain customary covenants relating to Damon’s financials and operations. In addition, Damon issued a five-year warrant to purchase 1,096,321 shares of Damon common stock in connection with the note. The exercise price per Common Share is equal to the quotient of the valuation cap and the diluted capitalization, as defined in the agreement.The Bridge Note Warrant contains a cashless exercise option if the warrant shares are not covered by an effective registration statement within 180 days following the consummation of the Public Company Event, and also a full ratchet price protection feature. If the Damon Business Combination is consummated, the Bridge Note will be converted into Grafiti Holding Common Shares and the Bridge Note Warrant will become exercisable for Grafiti Holding Common Shares.

Solutions Divestiture - Grafiti LLC
On February 21, 2024, the Company completed the disposition of the remaining portion of the Shoom, SAVES, and GYG business lines and assets that were excluded from the Grafiti Holding Transaction in accordance with the terms and conditions of an Equity Purchase Agreement, dated February 16, 2024, by and among Inpixon (“Seller”), Grafiti LLC, and Grafiti Group LLC (a newly formed entity controlled by Nadir Ali, the Company's CEO and a director) (“Buyer”). Pursuant to the terms of the Equity Purchase Agreement, Buyer acquired from 100% of the equity interest in Grafiti LLC, including the assets and liabilities primarily relating to Inpixon’s Saves, Shoom and Game Your Game business, including 100% of the equity interests of Inpixon India, Grafiti GmbH (previously Inpixon Gmbh) and Game Your Game, Inc. from the Company for a minimum purchase price of $1.0 million paid in two annual cash installments of $0.5 million due within 60 days after December 31, 2024 and 2025. The purchase price and annual cash installment payments will be (i) increased for 50% of net income after taxes, if any, from the operations of Grafiti LLC for the years ended December 31, 2024 and 2025; (ii) decreased for the amount of transaction expenses assumed; (iii) increased or decreased by the amount working capital of Grafiti LLC on the closing balance sheet is greater or less than $1.0 million.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). In connection with the preparation of our consolidated financial statements, we are required to make assumptions
69

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
Our significant accounting policies are discussed in Note 2 of the audited consolidated financial statements for the years ended December 31, 2023 and 2022 which are included elsewhere in this Annual Report on Form 10-K. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. There have been no changes to estimates during the periods presented in the filing. Historically changes in management estimates have not been material.
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
70

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

We evaluate the remaining useful lives of long-lived assets and identifiable intangible assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. Such events or circumstances may include (but are not limited to): the effects of obsolescence, demand, competition, and/or other economic factors including the stability of the industry in which we operate, known technological advances, legislative actions, or changes in the regulatory environment. If the estimated remaining useful lives change, the remaining carrying amount of the long-lived assets and identifiable intangible assets would be amortized prospectively over that revised remaining useful life. We have determined that there were no events or circumstances during the years ended December 31, 2023 and 2022, which would indicate a revision to the remaining amortization period related to any of our long-lived assets. Accordingly, we believe that the current estimated useful lives of long-lived assets reflect the period over which they are expected to contribute to future cash flows and are therefore deemed appropriate.

The Company recorded an impairment of intangibles of zero and approximately $4.6 million during the years December 31, 2023 and 2022, respectively, all of which pertains to discontinued operations.
Deferred Income Taxes
In accordance with ASC 740 “Income Taxes” (“ASC 740”), management routinely evaluates the likelihood of the realization of its income tax benefits and the recognition of its deferred tax assets. In evaluating the need for any valuation allowance, management will assess whether it is more likely than not that some portion, or all, of the deferred tax asset may not be realized on a jurisdictional basis. Ultimately, the realization of deferred tax assets is dependent upon the generation of future taxable income during those periods in which temporary differences become deductible and/or tax credits and tax loss carry-forwards can be utilized. In performing its analyses, management considers both positive and negative evidence including historical financial performance, previous earnings patterns, future earnings forecasts, tax planning strategies, economic and business trends and the potential realization of net operating loss carry-forwards within a reasonable timeframe. To this end, management considered (i) that we have had historical losses in the prior years and cannot anticipate generating a sufficient level of future profits in order to realize the benefits of our deferred tax asset; (ii) tax planning strategies; and (iii) the adequacy of future income as of and for the year ended December 31, 2023, based upon certain economic conditions and historical losses through December 31, 2023. After consideration of these factors, management deemed it appropriate to establish a full valuation allowance with respect to the deferred tax assets for Inpixon, Nanotron GmbH, and Intranav GmbH.
71

A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax filings that do not meet these recognition and measurement standards. As of December 31, 2023 and 2022, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the years ended December 31, 2023 and 2022.
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
RESULTS OF OPERATIONS
During the fourth quarter and as of December 31, 2023, both the Shoom and SAVES operating segments and a portion of the Indoor Intelligence segment, were disposed of or met the held for sale criteria and represented a strategic shift in the Company's operations. As a result, these segments have been presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. In addition, the Company also notes that as of December 31, 2023, the divesiture of our Enterprise Apps line, which was completed in the first quarter of 2023, is presented as discontinued operations and as such, has been excluded from both continuing operations and segment results for all periods presented. This divestiture represented a portion of the Indoor Intelligence operating segment. Following these divestitures, only the Indoor Intelligence operating segment remained as of December 31, 2023.
Year Ended December 31, 2023 compared to the Year Ended December 31, 2022
The following table sets forth selected consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	For the Years Ended
	2023		2022
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	$ Change	% Change*
Revenues	$4,562	100%	$6,109	100%	$(1,547)	(25)%
Cost of revenues	$1,458	32%	$2,121	35%	$(663)	(31)%
Gross profit	$3,104	68%	$3,988	65%	$(884)	(22)%
Operating expenses	$30,033	658%	$23,232	380%	$6,801	29%
Loss from operations	$(26,929)	(590)%	$(19,244)	(315)%	$(7,685)	(40)%
Other (expense)/income	$(7,397)	(162)%	$(619)	(10)%	$(6,778)	(1,095)%
Income tax (provision)/benefit	$(24)	(1)%	$181	3%	$(205)	(113)%
Net loss from continuing operations	$(34,350)	(753)%	$(19,682)	(322)%	$(14,668)	(75)%
Loss from discontinued operations, net of tax	$(12,750)	(279)%	$(46,622)	(763)%	$33,872	73%
Net loss attributable to stockholders of XTI Aerospace, Inc.	$(45,947)	(1,007)%	$(63,394)	(1,038)%	$17,447	28%
72

*    Amounts used to calculate dollar and percentage changes are based on numbers in the thousands. Accordingly, calculations in this item, which may be rounded to the nearest hundred thousand, may not produce the same results.
Revenues
Revenues for the year ended December 31, 2023 were $4.6 million compared to $6.1 million for the comparable period in the prior year for an decrease of approximately $1.5 million, or approximately 25%. This decrease is primarily due to longer sales cycles of the IIOT business and the transition to recurring revenue streams.
Gross Margin
Cost of revenues for the year ended December 31, 2023 were $1.46 million compared to $2.12 million for the comparable period in the prior year. This decrease in cost of revenues of approximately $0.7 million, or approximately 31%, was primarily attributable to the decreased sales during the year.
The gross profit margin for the year ended December 31, 2023 was 68% compared to 65% for the year ended December 31, 2022. This higher margin is primarily due to a large higher than average margin Aware product sale in the year ended December 31, 2023.
Operating Expenses
Operating expenses for the year ended December 31, 2023 were $30.0 million and $23.2 million for the comparable period ended December 31, 2022. This increase of $6.8 million is primarily attributable to the acquisition costs of the XTI and Damon transactions of approximately $4.2 million and the transaction costs of the CXApp transaction of $3.1 million in the year ended December 31, 2023 offset by the $1.2 million impairment of goodwill in the year ended December 31, 2022.
Loss From Operations
Loss from operations for the year ended December 31, 2023 was $26.9 million as compared to $19.2 million for the comparable period in the prior year. This increase in loss of $7.7 million is primarily attributable to increased operating expenses of $6.8 million as detailed above and the decreased gross profit of approximately $0.9 million.
Other Income/(Expense)
Other income/expense for the year ended December 31, 2023 was an expense of $7.4 million compared to expense of $0.6 million for the comparable period in the prior year. This increase in other expense of approximately $6.8 million is primarily attributable to higher interest expense of approximately $4.1 million, a warrant inducement expense of $3.4 million offset by a benefit from the change in fair value of warrants of approximately$0.8 million .
Provision for Income Taxes
There was an income tax provision of approximately $0.02 million for the year ended December 31, 2023 compared to an income tax benefit of $0.2 million for the comparable period in the prior year. The income tax provision for the year ended December 31, 2023 is attributable to minimum state income taxes. Whereas, the income tax benefit for the year ended December 31, 2022 was attributable to favorable adjustments from the year ended December 31, 2021 when the Company reported taxable income.
Loss from Discontinued Operations, Net of Tax
Loss from discontinued operations, net of tax for the year ended December 31, 2023 was $12.75 million compared to a loss of $46.62 million for the year ended December 31, 2022. This decrease in loss of $33.9 million was primarily due to the enterprise apps spin off which occured in March 2023, therefore there are only 3 months of discontinued operations in the year ended December 31, 2023 and 12 months of discontinued operations in the year ended December 31, 2022. Additionally, the year ended December 31, 2022 includes $11.0 million of impairment of goodwill and intangibles, a $7.9 million unrealized loss on equity securities and a $1.8 million unrealized loss on equity method investment.
73

Net Loss Attributable To Stockholders of XTI Aerospace, Inc.
Net loss attributable to stockholders for the year ended December 31, 2023 was $45.95 million compared to $63.39 million for the comparable period in the prior year. This decrease in loss of approximately $17.4 million was primarily attributable to the lower loss from discontinued operations of $33.9 million, offset by higher operating expenses of $6.8 million , higher other expense of $6.8 million and higher tax provision of $0.2 million.
Non-GAAP Financial information
EBITDA
EBITDA is defined as net income (loss) before interest, provision for (benefit from) income taxes, and depreciation and amortization. Adjusted EBITDA is used by our management as the matrix in which it manages the business. It is defined as EBITDA plus adjustments for other income or expense items, non-recurring items and non-cash stock-based compensation.
Adjusted EBITDA for the year ended December 31, 2023 was a loss of $15.9 million compared to a loss of $11.3 million for the prior year period.

74

The following table presents a reconciliation of net income/loss attributable to stockholders of XTI Aerospace, Inc., which is our GAAP operating performance measure, to Adjusted EBITDA for the years ended December 31, 2023 and 2022 (in thousands):

	For the Years Ended December 31,
	2023	2022
Net loss attributable to common stockholders	$(45,947)	$(79,570)
Loss from discontinued operations, net of tax	12,750	46,622
Interest expense/(income), net	4,730	600
Income tax provision/(benefit)	24	(181)
Depreciation and amortization	1,366	1,296
EBITDA	(27,077)	(31,233)
Adjusted for:
Non-recurring one-time charges:
Unrealized loss on note	—	159
Acquisition transaction/financing costs	4,170	410
Professional service fees	—	4
Impairment of goodwill	—	1,183
Transaction costs	3,059	—
Change in fair value of warrants and derivatives	(792)	—
Warrant inducement expense	3,361	—
Accretion of series 7 preferred stock	—	4,555
Accretion of series 8 preferred stock	—	13,090
Deemed dividend modification Series 8 Preferred Stock	—	2,627
Deemed Contribution modification of warrants	—	(1,469)
Amortization premium modification of Series 8 Preferred Stock	—	(2,627)
Distribution of equity method investment shares to employees for compensation	666	—
Loss on exchange of debt for equity	124	—
Unrealized foreign exchange (gains)/losses	(293)	74
Bad debts expense/provision	(196)	(37)
Reserve for inventory obsolescense	85	—
Stock-based compensation - compensation and related benefits	805	1,707
Severance costs	226	135
Restructuring costs	—	169
Adjusted EBITDA	$(15,862)	$(11,253)

We rely on Adjusted EBITDA, which is a non-GAAP financial measure for the following:
•To review and assess the operating performance of our Company as permitted by ASC Topic 280, Segment Reporting;
•To compare our current operating results with corresponding periods and with the operating results of other companies in our industry;
•As a basis for allocating resources to various projects;
75

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
Proforma Non-GAAP Net Loss per Share

Basic and diluted net loss per share from continuing operations for the year ended December 31, 2023 was a loss of $55.22 compared to a loss of $1,412.86 for the prior year period. Basic and diluted net loss per share from discontinued operations for the year ended December 31, 2023 was a loss of $21.21 compared to a loss of $1,999.23 for the prior year period.
76

Proforma non-GAAP net income (loss) per share is used by our Company’s management as an evaluation tool as it manages the business and is defined as net income (loss) per basic and diluted share adjusted for non-cash items including loss from discontinued operations, stock based compensation, amortization of intangibles and one time charges including gain on the settlement of obligations, severance costs, provision for doubtful accounts, change in the fair value of shares to be issued, acquisition costs and the costs associated with the public offering.
Proforma non-GAAP net loss per basic and diluted common share for the year ended December 31, 2023 was a loss of $35.16 per share compared to a loss of $518.06 per share for the prior year period.
The following table presents a reconciliation of net loss per basic and diluted share, which is our GAAP operating performance measure, to proforma non-GAAP net loss per share for the periods reflected (in thousands, except per share data):

	For the Years Ended December 31,
(thousands, except per share data)	2023	2022
Net loss attributable to common stockholders	$(45,947)	$(79,570)
Adjustments:
Non-recurring one-time charges:
Loss from discontinued operations, net of tax	12,750	46,622
Unrealized loss on note	—	159
Acquisition transaction/financing costs	4,170	410
Professional service fees	—	4
Impairment of goodwill	—	1,183
Transaction costs	3,059	—
Change in fair value of warrants and derivatives	(792)	—
Warrant inducement expense	3,361	—
Accretion of series 7 preferred stock	—	4,555
Accretion of series 8 preferred stock	—	13,090
Deemed dividend modification Series 8 Preferred Stock	—	2,627
Deemed Contribution modification of warrants	—	(1,469)
Amortization premium modification of Series 8 Preferred Stock	—	(2,627)
Distribution of equity method investment shares to employees as compensation	666	—
Loss on exchange of debt for equity	124	—
Unrealized foreign exchange (gains)/losses	(293)	74
Bad debts expense/provision	(196)	(37)
Reserve for inventory obsolescense	85	—
Stock-based compensation - compensation and related benefits	805	1,707
Severance costs	226	135
Restructuring costs	—	169
Amortization of intangibles	843	887
Proforma non-GAAP net loss	$(21,139)	$(12,081)
Proforma non-GAAP net loss per basic and diluted common share	$(35.16)	$(518.06)
Weighted average basic and diluted common shares outstanding	601,211	23,320
We rely on proforma non-GAAP net loss per share, which is a non-GAAP financial measure:
•To review and assess the operating performance of our Company as permitted by ASC Topic 280, Segment Reporting;
77

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
Liquidity and Capital Resources as of December 31, 2023
Our current capital resources and operating results as of and through December 31, 2023, consist of:
1)an overall working capital surplus of approximately $3.6 million;
2)cash of approximately $6.3 million;
3)net cash used by operating activities for the year ended December 31, 2023 of $29.2 million.
The breakdown of our overall working capital surplus is as follows (in thousands):

Working Capital	Assets	Liabilities	Net
Cash and cash equivalents	$6,254	$—	$6,254
Accounts receivable, net / accounts payable	568	2,449	(1,881)
Inventory	2,415	—	2,415
Accrued liabilities	—	2,007	(2,007)
Operating lease obligation	—	201	(201)
Deferred revenue	—	625	(625)
Notes and other receivables / Short-term debt	6,206	8,738	(2,532)
Warrant asset/liability	1,858	919	939
Other	430	—	430
Current assets/liabilities of discontinued operations	2,768	1,960	808
Total	$20,499	$16,899	$3,600
Contractual Obligations and Commitments

78

Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered during our course of business. Our contractual obligations consists of operating lease liabilities and acquisition liabilities that are included in our consolidated balance sheet and vendor commitments associated with agreements that are legally binding. As of December 31, 2023, the total obligation for operating leases is approximately $0.3 million, of which approximately $0.2 million is expected to be paid in the next twelve months.
As of December 31, 2023, we owed approximately $8.7 million in principal under promissory notes with third parties. This balance excludes intercompany amounts that are eliminated in the financial statements. These notes are payable within the next twelve months and the interest rate charged under the notes range from 8% to 10%. See Note 11 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K. In addition, as of December 31, 2023, we have accrued a liability for outstanding warrants, of $0.9 million. Each warrant is immediately exercisable for one share of Common Stock and will expire one year from the issuance date in May 2023 unless extended by the Company with the consent of the warrant holder. See Note 17 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.
As part of the XTI merger transaction, the Company agreed to provide XTI with $2.3 million in exchange for a senior secured promissory note. On November 14, 2023, the principal amount under this note was increased to approximately $3.1 million. As of December 31, 2023, the Company has provided approximately $3.1 million in principal of that balance. On February 2, 2024, Inpixon and XTI executed a further amendment to the XTI Note, dated effective as of January 30, 2024, to increase the Maximum Principal Amount from approximately $3.1 million to approximately $4.0 million.In addition, the Company agreed to make a best effort to have $10 million cash on hand at closing, inclusive of the $4.0 million convertible note. Additionally, at the signing of the business combination agreement with Damon on October 23, 2023, the Company agreed to and purchased a convertible note from Damon in an aggregate principal amount of $3.0 million.

Net cash used in operating activities during the year ended December 31, 2023 of $29.2 million consists of net loss of $47.1 million offset by non-cash adjustments of approximately $14.4 million and net cash changes in operating assets and liabilities of approximately $3.5 million. Although the Company has sustained significant losses during 2023, in addition to the cash we had on hand, we raised gross proceeds of approximately $27.4 million in connection with an ATM Offering and received net proceeds of approximately $5.9 million from warrants issued and warrants exercised in the year ended December 31, 2023. However, general economic conditions may materially impact the liquidity of our common stock or our ability to continue to access capital from the sale of our securities to support our growth plans. Certain global events, such as the recent military conflict between Russia and Ukraine, and other general economic factors that are beyond our control may impact our results of operations. These factors can include interest rates; recession; inflation; the threat or possibility of war, terrorism or other global or national unrest; political or financial instability; and other matters that influence our customers spending. Increasing volatility in financial markets and changes in the economic climate could adversely affect our results of operations. We also expect that supply chain interruptions and constraints, and increased costs on parts, materials and labor may continue to be a challenge for our business. The impact that these global events will have on general economic conditions is continuously evolving and the impact that they will have on our results of operations continues to remain uncertain. There are no assurances that we will not be materially adversely effected. The Company may continue to pursue strategic transactions and may raise such additional capital as needed, using our equity securities and/or cash and debt financings in combinations appropriate for each transaction.
The Company's recurring losses and utilization of cash in its operations are indicators of going concern. The Company’s consolidated financial statements as of December 31, 2023 have been prepared under the assumption that the Company will continue as a going concern for the next twelve months from the date the financial statements are issued. Management’s plans and assessment of the probability that such plans will mitigate and alleviate any substantial doubt about the Company’s ability to continue as a going concern is dependent upon the ability to obtain additional equity or debt financing, and attain further operating efficiency, which together represent the principal conditions that raise substantial doubt about our ability to continue as a going concern. The Company’s consolidated financial statements as of December 31, 2023 do not include any adjustments that might result from the outcome of this uncertainty.
Liquidity and Capital Resources as of December 31, 2023 Compared With December 31, 2022
The Company’s net cash flows used in operating, investing and financing activities for the years ended December 31, 2023 and 2022 and certain balances as of the end of those periods are as follows (in thousands):
79

	For the Years Ended December 31,
	2023	2022
Net cash used in operating activities	$(29,213)	$(33,963)
Net cash used in investing activities	(5,887)	36,387
Net cash provided by financing activities	22,208	(34,586)
Effect of foreign exchange rate changes on cash	32	(83)
Net decrease in cash and cash equivalents	$(12,860)	$(32,245)

	As of December 31, 2023	As of December 31, 2022
Cash and cash equivalents	$6,254	$9,284
Working capital surplus	$3,600	$5,152
Operating Activities for the year ended December 31, 2023
Net cash used in operating activities during the year ended December 31, 2023 was approximately $29.2 million. The cash flows related to the year ended December 31, 2023 consisted of the following (in thousands):

Net loss	$(47,100)
Non-cash income and expenses	14,360
Net change in operating assets and liabilities	3,527
Net cash used in operating activities	$(29,213)
The non-cash income and expense of approximately $14.4 million consisted primarily of the following (in thousands):

$2,697	Depreciation and amortization expenses
254	Amortization of right of use asset
1,003	Stock-based compensation expense attributable to warrants and options issued as part of Company operations
124	Loss on exchange of debt for equity
2,627	Amortization of debt issuance costs
3,361	Warrant inducement expense
2,303	Loss on discontinued operations
(1,142)	Gain on settlement with FOXO
(427)	Unrealized gain on foreign currency transactions
666	Distribution of equity method investment shares to employees as compensation
2,593	Deferred income tax
(5,609)	Unrealized gain on equity securities
6,692	Realized loss on sale of equity securities
(782)	Other
$14,360	Total non-cash expenses
The net cash used in the change in operating assets and liabilities aggregated approximately $3.5 million and consisted primarily of the following (in thousands):
80

$(532)	Increase in accounts receivable and other receivables
1,109	Decrease in inventory, other current assets and other assets
873	Increase in accounts payable
1,703	Increase in accrued liabilities and other liabilities
(257)	Decrease in operating lease liabilities
631	Increase in deferred revenue
$3,527	Net cash used in the changes in operating assets and liabilities

Operating Activities for the year ended December 31, 2022
Net cash used in operating activities during the years ended December 31, 2022 was approximately $34.0 million. The cash flows related to the year ended December 31, 2022 consisted of the following (in thousands):

Net loss	$(66,304)
Non-cash income and expenses	32,345
Net change in operating assets and liabilities	(4)
Net cash used in operating activities	$(33,963)
The non-cash income and expense of approximately $32.3 million consisted primarily of the following (in thousands):

$7,456	Depreciation and amortization expenses
706	Amortization of right of use asset
(278)	Accrued interest income, related party
3,656	Stock-based compensation expense attributable to warrants and options issued as part of Company operations
489	Amortization of debt issuance costs
(2,827)	Earnout payment expense benefit
151	Realized loss on sale of equity securities
1,784	Unrealized loss on equity method investment
1,707	Unrealized gain on foreign currency transactions
(1)	Deferred income tax
7,904	Unrealized loss on equity securities
12,199	Impairment of goodwill and intangibles
(791)	Gain on conversion of note receivable
190	Other
$32,345	Total non-cash expenses
The net use of cash in the change in operating assets and liabilities aggregated approximately $0.004 million and consisted primarily of the following (in thousands):

$(115)	Increase in accounts receivable and other receivables
843	Decrease in inventory, other current assets and other assets
182	Increase in accounts payable
977	Increase in accrued liabilities and other liabilities
(677)	Decrease in operating lease liabilities
(1,214)	Decrease in deferred revenue
$(4)	Net use of cash in the changes in operating assets and liabilities

81

Cash Flows from Investing Activities as of December 31, 2023 and 2022
Net cash flows used in investing activities during 2023 was approximately $5.9 million compared to net cash flows provided by investing activities during 2022 of approximately $36.4 million. Cash flows related to investing activities during the year ended December 31, 2023 include $0.2 million for the purchase of property and equipment, $0.2 million for investment in capitalized software, $0.2 million proceeds from repayment of note receivable, $0.3 million sales of equity securities, $3.0 million for issuance of convertible note receivable and $3.0 million for issuance of note receivable.
Cash flows related to investing activities during the year ended December 31, 2022 include $0.2 million for the purchase of property and equipment, $0.9 million for investment in capitalized software, $43.0 million for the sales of treasury bills, $0.2 million for sales of equity securities, $5.5 million for the purchase of a convertible note, and $0.2 million for the issuance of a note receivable.
Cash Flows from Financing Activities as of December 31, 2023 and 2022
Net cash flows provided by financing activities during the year ended December 31, 2023 was $22.2 million. Net cash flows used in financing activities during the year ended December 31, 2022 was $34.6 million. During the year ended December 31, 2023, the Company received incoming cash flows of $26.5 million from an ATM stock offering, received $1.4 million of net proceeds from the issuance of warrants, received $4.5 million from the exercise of warrants, received $0.4 million of net proceeds from a promissory note, paid a $0.2 million liability related to the CXApp acquisition, distributed $10.0 million to shareholders related to the spin-off of CXApp, and distributed $0.4 million to a trust related to the spin-off of Grafiti Holding.
During the year ended December 31, 2022, the Company received incoming cash flows of $46.9 million for the issuance of common stock, preferred stock and warrants, received $12.3 million of net proceeds from a promissory note, received $14.1 million in net proceeds from ATM stock offerings, paid $0.3 million of taxes related to the net share settlement of restricted stock units, paid $5.1 million liability related to the CXApp acquisition, paid $49.3 million for the redemption of preferred stock series 7, and paid $53.2 million for the redemption of preferred stock series 8,
Off-Balance Sheet Arrangements
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
82

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
XTI AEROSPACE, INC. AND SUBSIDIARIES (FORMERLY KNOW AS INPIXON AND SUBSIDIARIES)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
XTI Aerospace, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of XTI Aerospace, Inc. and Subsidiaries (f/k/a Inpixon) (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits s to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.
/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2012.

New York, NY April 16, 2024

XTI AEROSPACE, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS INPIXON AND SUBSIDIARIES)
CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and par value data)

	As of December 31, 2023	As of December 31, 2022
Assets

Current Assets
Cash and cash equivalents	$6,254	$9,284
Accounts receivable, net of credit losses of $26 and $231, respectively	568	1,187
Other receivables	61	83
Inventory, net	2,415	1,997
Notes receivable	6,145	150
Warrant asset	1,858	—
Prepaid expenses and other current assets	430	2,691
Current assets of discontinued operations	2,768	14,474

Total Current Assets	20,499	29,866

Property and equipment, net	277	342
Operating lease right-of-use asset, net	335	527
Software development costs, net	305	524
Long-term investments	—	666
Intangible assets, net	2,208	2,994
Other assets	145	143
Non-current assets of discontinued operations	—	22,573

Total Assets	$23,769	$57,635

XTI AEROSPACE, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS INPIXON AND SUBSIDIARIES)
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except number of shares and par value data)

	As of December 31, 2023	As of December 31, 2022
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	2,449	720
Accrued liabilities	2,007	1,836
Operating lease obligation, current	201	207
Deferred revenue	625	546
Short-term debt	8,738	12,565
Acquisition liability	—	197
Warrant liability	919	—
Current liabilities of discontinued operations	1,960	8,643
Total Current Liabilities	16,899	24,714

Long Term Liabilities
Operating lease obligation, noncurrent	141	334
Non-current liabilities of discontinued operations	—	472

Total Liabilities	17,040	25,520

Commitments and Contingencies (Note 26)
Stockholders’ Equity
Preferred Stock -$0.001 par value; 5,000,000 shares authorized
Series 4 Convertible Preferred Stock - 10,415 shares authorized; 1 issued, and 1 outstanding as of December 31, 2023 and December 31, 2022, respectively.	—	—
Series 5 Convertible Preferred Stock - 12,000 shares authorized; 126 issued, and 126 outstanding as of December 31, 2023 and December 31, 2022, respectively.	—	—
Common Stock - $0.001 par value; 500,000,000 shares authorized; 1,942,985 and 35,710 issued and 1,942,984 and 35,709 outstanding as of December 31, 2023 and December 31, 2022, respectively.	3	—
Additional paid-in capital	366,099	346,672
Treasury stock, at cost, 1 share	(695)	(695)
Accumulated other comprehensive income	630	1,061
Accumulated deficit	(359,698)	(313,739)

Stockholders’ Equity Attributable to XTI Aerospace, Inc.	6,339	33,299

Non-controlling Interest	390	(1,184)

Total Stockholders’ Equity	6,729	32,115

Total Liabilities and Stockholders’ Equity	$23,769	$57,635
The accompanying notes are an integral part of these consolidated financial statements

XTI AEROSPACE, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS INPIXON AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Years Ended December 31,
	2023	2022
Revenues	$4,562	$6,109

Cost of Revenues	1,458	2,121

Gross Profit	3,104	3,988

Operating Expenses
Research and development	4,355	4,484
Sales and marketing	2,636	2,214
General and administrative	14,970	14,054
Acquisition-related costs	4,170	410
Transaction costs	3,059	—
Impairment of goodwill and intangibles	—	1,183
Amortization of intangibles	843	887

Total Operating Expenses	30,033	23,232

Loss from Operations	(26,929)	(19,244)

Other Income (Expense)
Interest expense, net	(4,730)	(600)
Other income/(expense), net	694	(19)
Warrant inducement expense	(3,361)	—
Total Other Income (Expense)	(7,397)	(619)

Net Loss from Continuing Operations, before tax	(34,326)	(19,863)
Income tax (provision)/benefit	(24)	181
Net Loss from Continuing Operations	(34,350)	(19,682)

Net Loss from Discontinued Operations, Net of Tax	(12,750)	(46,622)

Net Loss	(47,100)	(66,304)

Net Expense Attributable to Non-controlling Interest	(1,153)	(2,910)

Net Loss Attributable to Stockholders of XTI Aerospace, Inc.	(45,947)	(63,394)

Accretion of Series 7 preferred Stock	—	(4,555)
Accretion of Series 8 Preferred Stock	—	(13,090)
Deemed dividend for the modification related to Series 8 Preferred Stock	—	(2,627)
Deemed contribution for the modification related to Warrants issued in connection with Series 8 Preferred Stock	—	1,469
Amortization premium- modification related to Series 8 Preferred Stock	—	2,627
Net Loss Attributable to Common Stockholders	$(45,947)	$(79,570)

XTI AEROSPACE, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS INPIXON AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

Net Loss Per Share - Basic and Diluted
Continuing Operations	$(55.22)	$(1,412.86)
Discontinued Operations	$(21.21)	$(1,999.23)
Net Loss Per Share - Basic and Diluted	$(76.42)	$(3,412.09)

Weighted Average Shares Outstanding
Basic and Diluted	601,211	23,320
The accompanying notes are an integral part of these consolidated financial statements

XTI AEROSPACE, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS INPIXON AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	For the Years Ended December 31,
	2023	2022
Net Loss	$(47,100)	$(66,304)
Unrealized foreign exchange (loss)/gain from cumulative translation adjustments	(431)	1,017

Comprehensive Loss	$(47,531)	$(65,287)
The accompanying notes are an integral part of these consolidated financial statements

XTI AEROSPACE, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS INPIXON AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022
(In thousands, except share data)

	Series 4 Convertible Preferred Stock		Series 5 Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance - January 1, 2023	1	—	126	—	35,710	—	346,672	(1)	(695)	1,061	(313,739)	(1,184)	32,115
Stock options and restricted stock awards granted to employees and consultants for services	—	—	—	—	—	—	1,003	—	—	—	—	—	1,003
Common shares issued for extinguishment of debt	—	—	—	—	605,159	1	9,192	—	—	—	—	—	9,193
Deconsolidation of CXApp as a result of spin off	—	—	—	—	—	—	(24,230)	—	—	—	—	—	(24,230)
Deconsolidation of Grafiti Holding as result of spin off	—	—	—	—	—	—	(237)	—	—	—	—	—	(237)
Common shares issued for net proceeds from warrants	—	—	—	—	13,800	—	1	—	—	—	—	—	1
Common shares issued for exchange of warrants	—	—	—	—	3,249	—	—	—	—	—	—	—	—
Warrant inducement expense			—	—	—	—	3,361	—	—	—	—	—	3,361
Common shares issued for exercise of warrants	—	—	—	—	581,311	1	5,075	—	—	—	—	—	5,076
Common shares issued for ATM stock offerings	—	—	—	—	703,756	1	26,507	—	—	—	—	—	26,508
Changes in non-controlling interest due to capital contribution	—	—	—	—	—	—	(1,245)	—	—	—	—	2,706	1,461
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	(431)	(12)	21	(422)
Net loss	—	—	—	—	—	—	—	—	—	—	(45,947)	(1,153)	(47,100)
Balance - December 31, 2023	1	—	126	—	1,942,985	$3	$366,099	(1)	$(695)	$630	$(359,698)	$390	$6,729
The accompanying notes are an integral part of these consolidated financial statements

XTI AEROSPACE, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS INPIXON AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022
(In thousands, except share data)

	Series 7 Preferred Stock		Series 8 Preferred Stock		Series 4 Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance - January 1, 2022	49,250	44,695	—	—	1	—	17,302	—	332,763	(1)	(695)	44	(250,309)	1,688	83,491
Stock options and restricted stock awards granted to employees and consultants for services	—	—	—	—	—	—	—	—	3,656	—	—	—	—	—	3,656
Common shares issued for extinguishment of debt	—	—	—	—	—	—	2,878	—	3,650	—	—	—	—	—	3,650
Series 8 Preferred Stock issued for cash	—	—	53,198	41,577	—	—	—	—	5,329	—	—	—	—	—	5,329
Accrete Discount - Series 7 Preferred Shares	—	4,555	—	—	—	—	—	—	(4,555)	—	—	—	—	—	(4,555)
Accrete Discount - Series 8 Preferred Shares	—	—	—	13,090	—	—	—	—	(13,090)	—	—	—	—	—	(13,090)
Deemed dividend for the modification related to Series 8 Preferred Stock	—	—	—	2,627	—	—	—	—	(2,627)	—	—	—	—	—	(2,627)
Deemed contribution for the modification related to warrants issued in connection with Series 8 Preferred Stock	—	—	—	(1,469)	—	—	—	—	1,469	—	—	—	—	—	1,469
Amortization premium - modification related to Series 8 Preferred Stock	—	—	—	(2,627)	—	—	—	—	2,627	—	—	—	—	—	2,627
Series 7 Preferred Stock redeemed for cash	(49,250)	(49,250)	—	—	—	—	—	—	—	—	—	—	—	—	—
Series 8 Preferred Stock redeemed for cash	—	—	(53,198)	(53,198)	—	—	—	—	—	—	—	—	—	—	—
Restricted stock grants withheld for taxes	—	—	—	—	—	—	(128)	—	(336)		—	—	—	—	—
Common shares issued for CXApp earnout	—	—	—	—	—	—	1,450	—	3,697	—	—	—	—	—	3,697
Common shares issued for exchange of warrants	—	—	—	—	—	—	1,842	—	—	—	—	—	—	—	—

Common shares issued for net proceeds from warrants	—	—	—	—	—	—	9,310	—	1	—	—	—	—	—	1
Common shares issued for share rights	—	—	—	—	—	—	525	—	—	—	—	—	—		—
Common shares issued for registered direct offering	—	—	—	—	—	—	2,531	—	14,088	—	—	—	—	—	14,088
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	1,017	(36)	38	1,019
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(63,394)	(2,910)	(66,304)
Balance - December 31, 2022	—	—	—	—	1	—	35,710	$—	$346,672	(1)	$(695)	$1,061	$(313,739)	$(1,184)	$32,115

XTI AEROSPACE, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS INPIXON AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
/

	For the Years Ended December 31,
	2023	2022
Cash Flows Used in Operating Activities
Net loss	$(47,100)	$(66,304)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,048	1,374
Amortization of intangible assets	1,649	6,082
Amortization of right-of-use asset	254	706
Stock based compensation	1,003	3,656
Amortization of warrant liability to redemption value	20	—
Gain on fair value of warrant liability	71	—
Change in fair value of derivative asset	4	—
Change in fair value of warrant asset	(796)	—
Amortization of debt discount	(32)	—
Warrant inducement expense	3,361	—
Loss on discontinued operations	2,303	—
Unrealized (gain)/loss on foreign currency transactions	(427)	1,707
Gain on settlement with FOXO	(1,142)	—
Amortization of debt issuance costs	2,627	489
Earnout payment expense benefit	—	(2,827)
Accrued interest income, related party	—	(278)
Deferred income tax	2,593	(1)
Unrealized (gain)/loss on equity securities	(5,609)	7,904
Impairment of goodwill and intangibles	—	12,199
Distribution of equity method investment shares to employees as compensation	666	—
Loss on exchange of debt for equity	124	—
Realized loss on sale of equity securities	6,692	151
Unrealized loss on equity method investment	—	1,784
Gain on conversion of note receivable	—	(791)
Other	(49)	190

Changes in operating assets and liabilities:
Accounts receivable and other receivables	(532)	(115)
Inventory	(1,277)	(565)
Prepaid expenses and other current assets	2,383	1,375
Other assets	3	33
Accounts payable	873	182
Accrued liabilities	1,818	858
Income tax liabilities	(115)	119
Deferred revenue	631	(1,214)
Operating lease obligation	(257)	(677)
Net Cash Used in Operating Activities	$(29,213)	$(33,963)

XTI AEROSPACE, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS INPIXON AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

Cash Flows Used in Investing Activities
Purchase of property and equipment	$(172)	$(245)
Investment in capitalized software	(185)	(948)
Sales of treasury bills	—	43,001
Sales of equity securities	323	229
Purchases of convertible note	—	(5,500)
Issuance of note receivable	(3,003)	(150)
Proceeds from repayment of note receivable	150	—
Issuance of Convertible Note Receivable and Warrants	(3,000)	—
Net Cash (Used in) Provided by Investing Activities	$(5,887)	$36,387

Cash From Financing Activities
Net proceeds from issuance of preferred stock and warrants	—	46,906
Net proceeds from promissory note	364	12,339
Taxes paid related to net share settlement of restricted stock units	—	(336)
Net proceeds from issuance of warrants	1,409	—
Distribution to shareholders related to Spin-off of CXApp	(10,003)	—
Distribution to trust related to spin off of Grafiti Holding	(369)	—
Net proceeds from ATM stock offerings	26,508	14,088
Common shares issued for exercise of warrants	4,496	—
Common shares issued for net proceeds from warrants	—	1
Cash paid for redemption of preferred stock series 7	—	(49,250)
Cash paid for redemption of preferred stock series 8	—	(53,198)
Repayment of CXApp acquisition liability	(197)	(5,136)
Net Cash Provided By (Used in) Financing Activities	$22,208	$(34,586)

Effect of Foreign Exchange Rate on Changes on Cash	32	(83)

Net Decrease in Cash and Cash Equivalents	(12,860)	(32,245)

Cash and Cash Equivalents - Beginning of year	20,235	52,480

Cash and Cash Equivalents - End of year	$7,375	$20,235

Balances included in the Consolidated Balance Sheets:
Cash and cash equivalents	$6,254	$9,284
Cash included in current assets of discontinued operations	$1,121	$10,951
Cash and Cash Equivalents - End of Year	$7,375	$20,235

Supplemental Disclosure of cash flow information:
Cash paid for:
Interest	$—	$2
Income Taxes	$17	$125

XTI AEROSPACE, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS INPIXON AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

Non-cash investing and financing activities
Common shares issued for extinguishment of debt	$9,193	$3,650
Right-of-use asset obtained in exchange for lease liability	$—	$284
Noncash net assets distribution to shareholders related to Spin-off of CXApp	$14,227	$—
Noncash net assets distribution to shareholders related to Spin-off of Grafiti Holding Inc.	$131	$—
Investment in equity securities through conversion of note receivable	$—	$6,776
Common shares issued for CXApp acquisition	$—	$3,697
Noncash debt modification fees	$144	$—
Marketable securities received for settlement of FOXO	$1,142	$—
Noncash exercise of liability classified warrants to common shares	$581	$—
Changes in non-controlling interest due to capital contribution	$1,461	$—
Common shares issued in exchange for warrants	$—	$14

The accompanying notes are an integral part of these consolidated financial statements

XTI AEROSPACE, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS INPIXON AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 1 - Organization and Nature of Business

Following the effective time of the XTI Merger (the “Effective Time”) on the Closing Date, we amended our articles of incorporation to change our name from "Inpixon" to "XTI Aerospace, Inc." and the combined company opened for trading on the Nasdaq Capital Market on March 13, 2024 under the new ticker symbol “XTIA”. The consolidated financial statements for the years ended December 31, 2023 and 2022 include the financial results of Inpixon, as the merger occurred after December 31, 2023. Therefore, all references to the "Company" in the consolidated financial statements refer to Inpixon.

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

In addition to our Indoor Intelligence technologies and solutions, we previously offered:

•Digital solutions (eTearsheets; eInvoice, adDelivery) or cloud-based applications and analytics for the advertising, media and publishing industries through our advertising management platform which was referred to as Shoom by Inpixon; and

•A comprehensive set of data analytics and statistical visualization solutions for engineers and scientists which was referred to as SAVES by Inpixon.

During the fourth quarter and as of December 31, 2023, both the Shoom and SAVES operating segments and a portion of the Indoor Intelligence segment, were disposed of or met the held for sale criteria and represented a strategic shift in the Company's operations. As a result, these segments have been presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented except for the Consolidated Statements of Cash Flows, which are presented on a consolidated basis for both continuing operations and discontinued operations. In addition, the Company also notes that as of December 31, 2023, the divesiture of our Enterprise Apps line, which was completed in the first quarter of 2023, is presented as discontinued operations and as such, has been excluded from both continuing operations and segment results for all periods presented. This divestiture represented a portion of the Indoor Intelligence operating segment. Following these divestitures, only the Indoor Intelligence operating segment remains as of December 31, 2023.

XTI AEROSPACE, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS INPIXON AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022
The operating segments included in discontinued operations are related to the Grafiti Holding Inc., Grafiti LLC, and Enterprise Apps divestitures. See Note 4 and Note 6 for more information on the Enterprise Apps divestiture and the Grafiti Holding Inc. and Grafiti LLC divestitures, respectively.
Note 2 - Summary of Significant Accounting Policies
Liquidity and Going Concern
As of December 31, 2023, the Company has working capital of approximately $3.6 million and cash of approximately $6.3 million. For the year ended December 31, 2023, the Company incurred a net loss attributable to common stockholders of approximately $45.9 million and net cash used in operating activities during the year ended December 31, 2023 was $29.2 million.
On May 15, 2023, the Company entered into a warrant purchase agreement with multiple purchasers for the purchase and sale of up to an aggregate of 1,500,000 of warrants (the “May 2023 Warrants”). The 1,500,000 May 2023 Warrants were issued for aggregate gross proceeds of approximately $1.5 million. The aggregate net proceeds from the offerings, after deducting the placement agent fees and other estimated offering expenses, were approximately $1.4 million.
During July 2023, the Company issued 90,000 shares of common stock in connection with the exercise of 90,000 May 2023 Warrants with an exercise price of $26.00 per share for which the Company received gross proceeds of approximately $2.3 million.
On December 15, 2023, the Company entered into warrant inducement letter agreements with certain holders of the May 2023 Warrants in order to induce the holders to exercise 491,310 existing warrants. The holders paid an aggregate of approximately $2.5 million to the Company for the exercise of the warrant and after deducting offering expenses the net proceeds to the Company were approximately $2.2 million.

During the year ended December 31, 2023, the Company sold 703,756 shares of common stock at share prices between $13.96 and $186.00 per share under an Equity Distribution Agreement for gross proceeds of approximately $27.4 million or net proceeds of $26.5 million after deducting the placement agency fees and other offering expenses.
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
The Company's recurring losses and utilization of cash in its operations are indicators of going concern. The Company’s consolidated financial statements as of December 31, 2023 have been prepared under the assumption that the Company will continue as a going concern for the next twelve months from the date the financial statements are issued. Management’s plans and assessment of the probability that such plans will mitigate and alleviate any substantial doubt about the Company’s ability to continue as a going concern is dependent upon the ability to obtain additional equity or debt financing, and attain further operating efficiency, which together represent the principal conditions that raise substantial doubt about our ability to continue as a going concern. The Company’s consolidated financial statements as of December 31, 2023 do not include any adjustments that might result from the outcome of this uncertainty.
Consolidations

XTI AEROSPACE, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS INPIXON AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022
The consolidated financial statements have been prepared using the accounting records of Inpixon, Grafiti LLC, Grafiti GmbH, formerly known as Inpixon GmbH, Inpixon Holding UK Limited, Inpixon GmbH, formerly known as Nanotron Technologies, GmBh, Intranav GmbH, Inpixon India Limited, Game Your Game, Inc. and Active Mind Technology Limited. The consolidated financial statements also include financial data of Inpixon Canada, Inc., Design Reactor, Inc. and Inpixon Philippines, Inc. through March 14, 2023, which is the date those entities were spun off in the Enterprise Apps Spin-off and Business Combination transaction discussed in Note 4. The consolidated financial statements also include the financial data of Grafiti Holding Inc. and Inpixon Limited through December 27, 2023, which is the date those entities were spun off in the Solutions Divestiture- Grafiti Holding Inc. transaction discussed in Note 6. All material inter-company balances and transactions have been eliminated.
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
•the valuation of the Company's common stock issues in transactions, including acquisitions;
•the allowance for credit losses;
•the valuation of loans receivable;
•the valuation of equity securities;
•the valuation of warrant liabilities;
•the valuation allowance for deferred tax assets;
•impairment of long-lived assets; and
•useful lives of property, plant and equipment, intangible assets and software development costs.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash, checking accounts, money market accounts and temporary investments with maturities of three months or less when purchased. As of December 31, 2023 and 2022, the Company had no cash equivalents.
Accounts Receivable, net of Allowance for Credit Losses
Accounts receivables are stated at the amount the Company expects to collect. The Company recognizes an allowance for credit losses to ensure accounts receivables are not overstated due to un-collectability. Reserves for credit losses are maintained for various customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings, or deterioration in such customer’s operating results or financial position. If circumstances related to a customer change, estimates of the recoverability of receivables would be further adjusted.
Inventory
Finished goods are measured at the cost of manufactured products including direct materials and subcontracted services. Nanotron, states finished goods at the lower of cost and net realizable value on an average cost basis. As the inventory held by

XTI AEROSPACE, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS INPIXON AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022
Nanotron is typically small dollar value items with small variances in price, an estimate or average is used to determine the balance of inventory. All other subsidiaries of the Company state inventory utilizing the first-in, first-out method. The Company continually analyzes its slow-moving, excess and obsolete inventories. Based on historical and projected sales volumes and anticipated selling prices, the Company establishes reserves. If the Company does not meet its sales expectations, these reserves are increased. Products that are determined to be obsolete are written down to net realizable value. As of December 31, 2023 and 2022, the Company had recorded an inventory obsolescence of approximately $0.4 million.
Short-term investments
Investments with maturities greater than 90 days but less than one year are classified as short-term investments on the consolidated balance sheets and consist of U.S. Treasury Bills. Accrued interest on U.S. Treasury bills are also classified as short term investment.
Our short-term investments are considered available for use in current operations, are classified as available-for-sale securities. Available for sale securities are carried at fair value, with unrealized gains and losses included in the other income (expense) line of the Consolidated Statements of Operations. There were no short-term investments outstanding as of December 31, 2023 or 2022 and no unrealized gain or loss was recorded on available for sale securities for the year ended December 31, 2023 or 2022.
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
Intangible Assets
Intangible assets primarily consist of developed technology, customer lists/relationships, non-compete agreements, intellectual property agreements, and trade names/trademarks. They are amortized ratably over a range of 1 to 15 years, which approximates customer attrition rate and technology obsolescence. The Company assesses the carrying value of its intangible assets for impairment each year. Based on its assessments, the Company has recorded no impairment during the years ended December 31, 2023 and 2022, respectively.
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

XTI AEROSPACE, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS INPIXON AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022
historical data and experience, third party appraisals, industry projections, micro and macro general economic condition projections, and its expectations.
The Company has recorded impairment of goodwill from continuing operations of zero and $1.2 million during the years ended December 31, 2023 and 2022, respectively. Goodwill was fully impaired as of December 31, 2023 and December 31, 2022.
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
Research and Development
Research and development costs consist primarily of professional fees and compensation expense. All research and development costs are expensed as incurred. Research and development costs as of December 31, 2023 and 2022 were $4.4 million and $4.5 million, respectively.
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

XTI AEROSPACE, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS INPIXON AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022
allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain.
Non-Controlling Interest

The Company has an 82.5% equity interest in Inpixon India, and a 79.54% equity interest in Game Your Game as of December 31, 2023. The portion of the Company’s equity attributable to this third party non-controlling interest was approximately $0.4 million and $(1.2) million as of December 31, 2023 and 2022, respectively. The Company's ownership in Game Your Game increased from 55.4% to 79.54% due to the conversion of convertible notes held by the Company during the year ended December 31, 2023. Inpixon India and Game Your Game are included in discontinued operations as they are part of the Solutions Divestiture. See Note 6. The Company disposed of its 99.97% equity interest in Inpixon Philippines in connection with the Closing of the Transactions disclosed under Note 4 herein, which includes the Enterprise Apps Spin-off and the Merger.
Foreign Currency Translation
Assets and liabilities related to the Company’s foreign operations are calculated using the Indian Rupee, Canadian Dollar, British Pound, Philippine Peso and Euro, and are translated at end-of-period exchange rates, while the related revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments are recorded as a separate component of consolidated stockholders’ equity, totaling a gain/(loss) of approximately $(0.4) million and $1.0 million for the years ended December 31, 2023 and 2022, respectively. Gains or losses resulting from transactions denominated in foreign currencies are included in general and administrative expenses in the consolidated statements of operations. The Company engages in foreign currency denominated transactions with customers that operate in functional currencies other than the U.S. dollar. Aggregate foreign currency net transaction losses were not material for the years ended December 31, 2023 and 2022.
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
Hardware and Software Revenue Recognition

For sales of hardware and software products, the Company’s performance obligation is satisfied at a point in time when they are shipped to the customer. This is when the customer has title to the product and the risks and rewards of ownership. The delivery of products to the Company's customers occurs in a variety of ways, including (i) as a physical product shipped from the Company’s warehouse, (ii) via drop-shipment by a third-party vendor, or (iii) via electronic delivery with respect to software licenses. The Company leverages drop-ship arrangements with many of its vendors and suppliers to deliver products to customers without having to physically hold the inventory at its warehouse. In such arrangements, the Company negotiates the

XTI AEROSPACE, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS INPIXON AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022
sale price with the customer, pays the supplier directly for the product shipped, bears credit risk of collecting payment from its customers and is ultimately responsible for the acceptability of the product and ensuring that such product meets the standards and requirements of the customer. Accordingly, the Company is the principal in the transaction with the customer and records revenue on a gross basis. The Company receives fixed consideration for sales of hardware and software products. The Company’s customers generally pay within 30 to 60 days from the receipt of a customer approved invoice. The Company has elected the practical expedient to expense the costs of obtaining a contract when they are incurred because the amortization period of the asset that otherwise would have been recognized is less than a year.
Software As A Service Revenue Recognition
With respect to sales of the Company’s maintenance, consulting and other service agreements including the Company’s digital advertising and electronic services, customers pay fixed monthly fees in exchange for the Company’s service. The Company’s performance obligation is satisfied over time as the digital advertising and electronic services are provided continuously throughout the service period. The Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous access to its service. The Company notes that this revenue stream is part of the Shoom operating segment which is presented as discontinued operations as of December 31, 2023.
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
Professional services are also contracted on the fixed fee and time and materials basis. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts including maintenance service provided by in house personnel, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the years ended December 31, 2023 and 2022, the Company did not incur any such losses. These amounts are based on known and estimated factors.
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

XTI AEROSPACE, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS INPIXON AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022
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
Contract Balances
The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company recognized $0.5 million and $0.8 million of previously deferred revenue as revenue from continuing operations during the years ended December 31, 2023 and 2022, respectively. The Company had deferred revenue of approximately $0.6 million and $0.5 million as of December 31, 2023 and 2022, respectively, related to cash received in advance for product maintenance services and professional services provided by the Company’s technical staff. The Company expects to satisfy its remaining performance obligations for these maintenance services and professional services, and recognize the deferred revenue and related contract costs over the next twelve months.
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

XTI AEROSPACE, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS INPIXON AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022
Shipping and Handling Costs
Shipping and handling costs are expensed as incurred as part of cost of revenues. These costs were deemed to be nominal during each of the reporting periods.
Advertising Costs
Advertising costs are expensed as incurred. The Company incurred advertising costs, which are included in selling, general and administrative expenses of approximately $0.3 million and $0.2 million during the years ended December 31, 2023 and 2022, respectively.
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
The Company incurred stock-based compensation charges of approximately $1.0 million and $3.7 million for each of the years ended December 31, 2023 and 2022, respectively, which are included in general and administrative expenses, of which approximately $0.2 million and approximately $1.9 million pertain to discontinued operations.
Acquisition-Related Costs
The Company recognized acquisition-related costs of approximately $4.2 million for the year ended December 31, 2023, primarily related to the XTI transaction outlined in Note 5. These acquisition-related costs include professional fees incurred by the Company. The Company recognized acquisition-related costs of approximately $0.4 million for the year ended December 31, 2022 related to various other acquisitions.
Transaction Costs
The Company recognized transaction costs of approximately $3.1 million for the year ended December 31, 2023 related to the Enterprise Apps Spin-off in the form of bonuses paid to the Company's management, former management and professional fees that were incurred by the Company.
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
The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the years ended December 31, 2023 and 2022:

	For the Years Ended December 31,
	2023	2022
Options	1,058	3,516
Warrants	941,239	62,120
Convertible preferred stock	2	2
Earnout reserve	—	—
Totals	942,299	65,638

XTI AEROSPACE, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS INPIXON AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the years ended December 31, 2023 and 2022.

Fair value measurements are applied, when applicable, to determine the fair value of our long-lived assets and goodwill. We recorded non-cash impairment charges as discussed further in Note 13. The fair value measurement of these assets is categorized as a Level 3 measurement as the valuation techniques require the use of significant unobservable inputs.

Fair Value of Financial Instruments
Financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and short-term debt. The Company determines the estimated fair value of such financial instruments presented in these financial statements using available market information and appropriate methodologies. These financial instruments, except for short-term debt are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature. Short-term debt approximates market value based on similar terms available to the Company in the market place.

XTI AEROSPACE, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS INPIXON AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022
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
Based on its assessments, the Company has recorded impairment of goodwill and intangibles from continuing operations of zero and $1.2 million and zero and $11.0 million from discontinued operations during the years ended December 31, 2023 and 2022, respectively. Goodwill was fully impaired as of December 31, 2023 and December 31, 2022.
Recently Issued Accounting Standards Not Yet Adopted
The Company reviewed recently issued accounting pronouncements and concluded that they were not applicable to the consolidated financial statements, except for the following:
In July 2023, the FASB issued ASU 2023-03, "Presentation of Financial Statements (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718)", which updates codification on how an entity would apply the scope guidance in paragraph 718-10-15-3 to determine whether profits interest and similar awards should be accounted for in accordance with Topic 718, Compensation—Stock Compensation. The effective date of this update is for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company is currently assessing potential impacts of ASU 2023-03 and does not expect the adoption of this guidance will have a material impact on its consolidated financial statements and disclosures.
In October 2023, the FASB issued ASU 2023-06, "Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Updated and Simplification Initiative", which amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification (the “Codification”). The ASU was issued in response to the SEC’s August 2018 final rule that updated and simplified disclosure requirements. The new guidance is intended to align U.S. GAAP requirements with those of the SEC and to facilitate the application of U.S. GAAP for all entities. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. For all other entities, the amendments will be effective two years later. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any

XTI AEROSPACE, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS INPIXON AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022
entity. The Company is currently assessing potential impacts of ASU 2023-06 and does not expect the adoption of this guidance will have a material impact on its consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", which amends the disclosure to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on an annual and interim basis for to enable investors to develop more decision-useful financial analyses. All public entities will be required to report segment information in accordance with the new guidance starting in annual periods beginning after December 15, 2023. The Company is currently assessing potential impacts of ASU 2023-06 and does not expect the adoption of this guidance will have a material impact on its consolidated financial statements and disclosures.
In December 2023, the FASB issued ASU 2023-09, " Income Taxes (Topic 740): Improvements to Income Tax Disclosures", which amends the disclosure to address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information and includes certain other amendments to improve the effectiveness of income tax disclosures. For entities other than public business entities, the requirements will be effective for annual periods beginning after December 15, 2025. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently assessing potential impacts of ASU 2023-09 and does not expect the adoption of this guidance will have a material impact on its consolidated financial statements and disclosures.

Reclassifications
Certain prior year amounts have been reclassified to conform with the current year presentation. These reclassifications had no material effect on the reported results of operations or cash flows. The consolidated balance sheet as of December 31, 2022 included approximately $1.1 million of earnings reclassified from controlling accumulated deficit to non-controlling interest. This reclassification did not effect the Company’s total stockholders’ equity. Additionally, certain amounts in prior periods have been reclassified to include the separate presentation and reporting of discontinued operations to conform to the current year presentation. The reclassification of discontinued operations did not have any effect on our financial condition or results of operations as previously reported.
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
Revenues consisted of the following (in thousands):

XTI AEROSPACE, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS INPIXON AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	For the Years Ended December 31,
	2023	2022
Recurring revenue
Software	$907	$655
Total recurring revenue	$907	$655

Non-recurring revenue
Hardware	$2,968	$3,882
Software	371	129
Professional services	316	1,443
Total non-recurring revenue	$3,655	$5,454

Total Revenue	$4,562	$6,109

	For the Years Ended December 31,
	2023	2022
Revenue recognized at a point in time
Indoor Intelligence (1)	$3,338	$4,011
Total	$3,338	$4,011

Revenue recognized over time
Indoor Intelligence (2) (3)	$1,224	$2,098
Total	$1,224	$2,098

Total Revenue	$4,562	$6,109
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
Note 4 - XTI Merger Agreement
On July 24, 2023, Inpixon entered into an Agreement and Plan of Merger by and among Inpixon, Superfly Merger Sub Inc., and XTI Aircraft Company. Pursuant to the XTI Merger Agreement, on March 12, 2024 (the “Closing Date”), Merger Sub merged with and into Legacy XTI, with Legacy XTI surviving the XTI Merger as Inpixon's wholly-owned subsidiary. Following the effective time of the XTI Merger on the Closing Date, we amended our articles of incorporation to change our name from "Inpixon" to "XTI Aerospace, Inc." and the combined company opened for trading on the Nasdaq Capital Market on March 13, 2024 under the new ticker symbol “XTIA”.
Subject to the terms and conditions of the Merger Agreement, at the effective time of the merger (the “Effective Time”):

XTI AEROSPACE, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS INPIXON AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022
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
Immediately prior to the Effective Time, all but $175,000 of the total principal and accrued interest balance of the convertible note issued by Legacy XTI to Dave Brody on October 1, 2023, as amended on March 12, 2024, was converted into shares of Legacy XTI common stock immediately prior to the Effective Time, enabling him to participate in the XTI Merger on the same basis as the other shares of XTI common stock. The remaining $175,000 became payable in cash by Legacy XTI upon consummation of the XTI Merger.

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

After application of the Exchange Ratio and subject to those certain adjustments described above, Inpixon stockholders immediately prior to the Effective Time retained approximately 25% of the issued and outstanding capital stock of the combined company and XTI security holders retained approximately 75% of the issued and outstanding capital stock of the combined company, in each case on a fully diluted basis.

XTI Promissory Note & Security Agreement

Pursuant to the Merger Agreement, on the first calendar day of the month following the date of the Merger Agreement and on the first calendar day of each month thereafter until the earlier of (i) four months following the date of the Merger Agreement and (ii) the Closing Date, Inpixon shall provide loans to XTI on a senior secured basis (each, a “Future Loan”), in such amounts requested by XTI in writing prior to the first calendar day of each such month. Each Future Loan will be in the principal amount of up to $0.5 million, and the aggregate amount of the Future Loans will be up to approximately $1.8 million (or such greater amount as Inpixon shall otherwise agree in its sole and absolute discretion). These Future Loans and security will be evidenced by a Senior Secured Promissory Note (the “XTI Promissory Note”) and a Security and Pledge Agreement (the “Security Agreement”).

The XTI Promissory Note provides an aggregate principal amount up to approximately $2.3 million, which amount includes the principal sum of approximately $0.5 million which Inpixon previously advanced to XTI (the “Existing Loans”, collectively with the Future Loans, the “Inpixon Loans to XTI”) plus accrued interest on such amount, and the aggregate principal amount of the Future Loans. The XTI Promissory Note will bear interest at 10% per annum, compounded annually, and for each Future Loan, beginning on the date the Future Loan is advanced to XTI. On November 14, 2023, the principal amount under this note

XTI AEROSPACE, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS INPIXON AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022
was increased to approximately $3.1 million. The Promissory Note balance and accrued interest as of December 31, 2023 is approximately $3.1 million and $0.04 million, respectively, and is included in the Company's consolidated balance sheet in Notes Receivable.

On December 30, 2023, the Company and XTI amended the XTI Promissory Note to revise the date “December 31, 2023” in the definition of Maturity Date to “January 30, 2024”. Effective as of January 30, 2024, the maximum principal amount under the XTI Promissory Note was increased to $4 million and the Maturity Date was extended to March 31, 2024. (See Note 28.) The Company intends to amend the XTI Promissory Note to extend the term thereof.

Transaction Bonus Plan

On July 24, 2023, the Company's Compensation Committee adopted a Transaction Bonus Plan (the “Plan”), which was amended on March 11, 2024, which is intended to provide incentives to certain employees and other service providers to remain with the Company through the consummation of a Contemplated Transaction or Qualifying Transaction (each as defined below) and to maximize the value of the company with respect to such transaction for the benefit of its stockholders. The Plan will be administered by the Committee. It will automatically terminate upon the earlier of (i) the one-year anniversary of the adoption date, (ii) the completion of all payments under the terms of the Plan, or (iii) at any time by the Committee, provided, however, that the Plan may not be amended or terminated following the consummation of a Contemplated Transaction or Qualifying Transaction without the consent of each participant being affected, except as required by any applicable law.

A “Contemplated Transaction” refers to a strategic alternative transaction including an asset sale, merger, reorganization, spin-off or similar transaction (a “Strategic Transaction”) that results in a change of control as defined in the Plan. A Qualifying Transaction refers to a Strategic Transaction that does not result in a change of control for which bonuses may be paid pursuant to the Plan as approved by the Committee. The XTI Proposed Transaction qualifies as a Contemplated Transaction. The bonuses included in the Plan include a cash bonus equal to 100% of the individual's aggregate annual base salary and target bonus amounts, a cash bonus equal up to an aggregate amount of 4% of the applicable transaction value less $6.5 million, and an equity-based bonus, payable in restricted stock.

Note 5 - Inventory
Inventory as of December 31, 2023 and 2022 consisted of the following (in thousands):

	As of December 31,
	2023	2022
Raw materials	$353	$351
Work-in-process	128	124
Finished goods	1,934	1,522
Inventory	$2,415	$1,997

XTI AEROSPACE, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS INPIXON AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 6 - Property and Equipment, net
Property and equipment as of December 31, 2023 and 2022 consisted of the following (in thousands):

	As of December 31,
	2023	2022
Computer and office equipment	$881	$826
Furniture and fixtures	103	226
Leasehold improvements	18	19
Software	25	38
Total	1,027	1,109
Less: accumulated depreciation and amortization	(750)	(767)
Total Property and Equipment, Net	$277	$342

Depreciation and amortization expense was approximately $0.3 million and $0.4 million for the years ended December 31, 2023 and 2022, respectively, of which $0.1 million and $0.3 million pertain to discontinued operations.

Note 7 - Software Development Costs, net
Capitalized software development costs as of December 31, 2023 and 2022 consisted of the following (in thousands):

	As of December 31,
	2023	2022
Capitalized software development costs	$1,857	$1,767
Accumulated amortization	(1,552)	(1,243)
Software development costs, net	$305	$524
The Company tests its long lived assets for potential impairment at least annually, or more frequently if an event or other circumstance indicates that the Company may not be able to recover the carrying amount of the net assets of the asset group. There was no impairment recorded for the years ended December 31, 2023 and 2022.
The weighted average remaining amortization period for the Company’s software development costs is 1.0 year.
Amortization expense for capitalized software development costs was approximately $0.7 million and $0.94 million for the years ended December 31, 2023 and 2022, respectively, of which $0.4 million and $0.7 million pertains to discontinued operations.
Software development costs, net, will be fully amortized in the year ending December 31, 2024.

XTI AEROSPACE, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS INPIXON AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 8 - Goodwill and Intangible Assets
The Company reviews goodwill for impairment on a reporting unit basis on December 31 of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The Company’s significant assumptions in these analyses include, but are not limited to, projected revenue, the weighted average cost of capital, the terminal growth rate, derived multiples from comparable market transactions and other market data.

Goodwill impairment expense was approximately $7.6 million for the year ended December 31, 2022, of which $6.4 million pertains to discontinued operations. As of December 31, 2023, the Company's cumulative goodwill impairment charges were approximately $31.0 million of which approximately $19.4 million pertains to discontinued operations and approximately $11.6 million relates to continuing operations of the Indoor Intelligence reporting unit. As of December 31, 2023 and December 31, 2022, the Company's previously recorded goodwill is fully impaired.
Intangible assets at December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31,
	2023				2022
	Gross Amount	Accumulated Amortization	Spin-off	Net Carrying Amount	Gross Amount	Accumulated Amortization	Impairment	Spin-off	Net Carrying Amount	Remaining Weighted Average Useful Life as of December 31, 2023
IP Agreement	$167	$(136)	$—	$31	$162	$(91)	—	$—	$71	0.75
Trade Name/Trademarks	2,012	(332)	(1,584)	96	$3,808	$(1,414)	(594)	$(1,675)	$125	3.00
Webstores & Websites	—	—	—	—	404	(258)	(146)	—	—	0.00
Customer Relationships	6,523	(1,035)	(4,746)	742	9,413	(2,776)	(748)	(4,928)	961	1.80
Developed Technology	15,494	(1,993)	(12,162)	1,339	22,472	(5,385)	(2,921)	(12,477)	1,689	4.34
Non-compete Agreements	1,777	(573)	(1,204)	—	4,270	(2,488)	(220)	(1,414)	148	0.00
Totals	$25,973	$(4,069)	$(19,696)	$2,208	$40,529	$(12,412)	(4,629)	$(20,494)	$2,994
The Company reviews intangible and other long-lived assets for impairment on an asset group basis on December 31 of each year and whenever events or changes in circumstances indicate the carrying value of intangibles and other long-lived assets may not be recoverable.
During the years ended December 31, 2023 and 2022, the Company assessed its long-lived asset groups for impairment due to qualitative triggering events that consisted of missing operating projections, a sustained decrease in stock price, and planned divestitures to sell and/or dispose of long-lived assets before the end of their useful lives. Therefore, the Company calculated the fair value of each asset group’s long-lived assets by utilizing fair value methodologies that are most applicable to each specific asset group. These fair value methodologies included an income based approach, a market based approach and a cost based approach. The Company compared the fair value of each asset group’s long-lived assets to their carrying value as of December 31, 2023 and 2022. The Company determined that the fair value of the long-lived assets included in each asset group were greater than their carrying values as of December 31, 2023. As of December 31, 2022, the Company determined that the carrying value of the long-lived assets included in the SAVES and Indoor Intelligence segments were greater than their fair values as of December 31, 2022. Therefore, an impairment loss of $1.5 million for the SAVES segment and $3.1 million for the Game Your Game product line which is part of the Indoor Intelligence segment was recorded for a total of $4.6 million as of December 31, 2022. The Company notes that as of December 31, 2023, the Grafiti LLC and Grafiti Holding Inc. divesiture, which includes the SAVES operating segment and the Game Your Game portion of the Indoor Intelligence segment, are presented as discontinued operations and, as such, the 2022 impairment losses have been excluded from both continuing operations and segment results for all periods presented.

XTI AEROSPACE, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS INPIXON AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Aggregate Amortization Expense:
Aggregate amortization expense was approximately $1.6 million and $6.1 million for the years ended December 31, 2023 and 2022, respectively, of which $0.8 million and $5.2 million pertain to discontinued operations.
Future amortization expense on intangibles assets is anticipated to be as follows (in thousands):

For the Years Ending December 31,	Amount
2024	$697
2025	613
2026	417
2027	329
2028	152
Total	$2,208

XTI AEROSPACE, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS INPIXON AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 9 - Deferred Revenue
Deferred revenue as of December 31, 2023 and 2022 consisted of the following (in thousands):

	As of December 31,
	2023	2022
Deferred Revenue
Maintenance agreements	$608	$520
Service agreements	17	26
Total Deferred Revenue	$625	$546
The fair value of the deferred revenue approximates the services to be rendered. The Company recognized $0.5 million and $0.8 million of previously deferred revenue as revenue from continuing operations during the years ended December 31, 2023 and 2022, respectively. The Company expects to satisfy its remaining performance obligations for these maintenance and service agreements, and recognize the deferred revenue over the next twelve months.

Note 10 - Accrued Liabilities

Accrued liabilities as of December 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	As of December 31,
	2023	2022
Accrued Interest Expense	$951	$1,197
Accrued Compensation and Benefits	482	134
Accrued Other	292	19
Accrued Bonus and Commissions	276	369
Accrued sales and other indirect taxes payable	6	117

Total Accrued Liabilities	$2,007	$1,836

Note 11 - Debt
Debt as of December 31, 2023 and 2022 consisted of the following (in thousands):

Short-Term Debt	Maturity	2023	2022
July 2022 Promissory Note (net of $760 debt discount)	5/17/2024	$—	$6,045
Dec 2022 Promissory Note (net of $33 and $1,880 debt discount)	5/17/2024	8,624	6,520
Third party note payable	12/31/2024	114	—
Total Short-Term Debt		$8,738	$12,565

Interest expense on the short-term debt totaled approximately $4.9 million and $1.0 million which is inclusive of approximately $2.5 million and $0.5 million that was amortized to interest expense from the combined amortization of deferred financing costs and note discounts recorded at issuance for the Short Term Debt for the periods ending December 31, 2023 and 2022, respectively.

Notes Payable

XTI AEROSPACE, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS INPIXON AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

March 2020 Note Purchase Agreement and Promissory Note
On March 18, 2020, the Company entered into a note purchase agreement with Iliad, pursuant to which the Company agreed to issue and sell to the holder an unsecured promissory note (the "March 2020 Note"). During the year ended December 31, 2023, the Company entered into exchange agreements with Iliad, pursuant to which the Company and Iliad agreed to: (i) partition new promissory notes in the form of the March 2020 Note equal to approximately $0.9 million and then cause the outstanding balance of the March 2020 10% Note to be reduced by approximately $0.9 million; and (ii) exchange the partitioned note for the delivery of 6,113 shares of the Company's common stock at effective prices between $109.00 and $168.00 per share. The Company analyzed the exchange of the principal under the March 2020 10% Note as an extinguishment and compared the net carrying value of the debt being extinguished to the reacquisition price (shares of common stock being issued) and there was no loss on the exchange for debt for equity. The March 2020 Note was satisfied in full during the year ended December 31, 2023.
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
On May 16, 2023, the Company entered into an amendment (the “July 2022 Note Amendment”) to the July 2022 Note pursuant to which the maturity date was extended from July 22, 2023 to May 17, 2024 (the “July 2022 Note Maturity Date Extension”). In exchange for the July 2022 Note Maturity Date Extension, the Company agreed to pay the Holder an extension fee in the amount of $0.1 million, which was added to the outstanding balance of the July 2022 Note. The extension was treated as a modification and capitalized and amortized to interest expense over the term of the extension.
During the year ended December 31, 2023, the Company entered into exchange agreements with the Holder, pursuant to which the Company and the Holder agreed to: (i) partition new promissory notes in the form of the July 2022 Note equal to approximately $7.6 million and then cause the outstanding balance of the July 2022 Note to be reduced by approximately $7.6 million; and (ii) exchange the partitioned notes for the delivery of 469,046 shares of the Company’s common stock, at effective prices between $5.56 and $91.50 per share. The Company analyzed the exchange of the principal under the July 2022 Note as an extinguishment and compared the net carrying value of the debt being extinguished to the reacquisition price (shares of common stock being issued) and recorded a $0.1 million loss on the exchange for debt for equity which is included in the other income/expense line of the consolidated statement of operations.
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

XTI AEROSPACE, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS INPIXON AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

Upon receipt of any monthly redemption notice, we shall pay the applicable monthly redemption amount in cash to the Holder within five (5) business days of the Company's receipt of such monthly redemption notice. The December 2022 Note includes customary event of default provisions, subject to certain cure periods, and provides for a default interest rate of 22%. Upon the occurrence of an event of default (except default due to the occurrence of bankruptcy or insolvency proceedings), the Holder may, by written notice, declare all unpaid principal, plus all accrued interest and other amounts due under the December 2022 Note to be immediately due and payable. Upon the occurrence of bankruptcy-related event of default, without notice, all unpaid principal, plus all accrued interest and other amounts due under the December 2022 Note will become immediately due and payable at the mandatory default amount. Under the terms of the December 2022 Note, if the note is still outstanding after 6 months from the issuance date, or as of June 30, 2023, a 10% monitoring fee would be added to the balance of the note. On June 30, 2023, a monitoring fee of $0.9 million was added to the balance of the note and accrued to interest expense during the year ended December 31, 2023 which is included in the other income/expense section of the consolidated statements of operations.

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
During the year ended December 31, 2023, the Company entered into exchange agreements with the Holder, pursuant to which the Company and the Holder agreed to: (i) partition new promissory notes in the form of the Dec 2022 Note equal to approximately $0.7 million and then cause the outstanding balance of the July 2022 Note to be reduced by approximately $0.7 million; and (ii) exchange the partitioned notes for the delivery of 130,000 shares of the Company’s common stock, at effective price of $5.56 per share. The Company analyzed the exchange of the principal under the Dec 2022 Note as an extinguishment and compared the net carrying value of the debt being extinguished to the reacquisition price (shares of common stock being issued) and and there was no loss on the exchange for debt for equity.
Third Party Note Payable - Game Your Game

Game Your Game, Inc. entered into promissory notes with an individual whereby it received approximately $1.2 million from October 2021 to March 2023 for funding of outside liabilities and working capital needs. The promissory notes incurred a 8% interest rate and had accrued approximately $0.3 million of interest as of October 31, 2023. On October 31, 2023, Game Your Game entered into a Note Conversion Agreement with the individual pursuant to which the approximate $1.5 million outstanding principal and interest balance was converted to 1,461,640 shares of Game Your Game, Inc. common stock, par value $0.001 per share. After the conversion the notes were satisfied in full.
Related Party Note Payable - Game Your Game

Game Your Game, Inc. entered into promissory notes with the Company whereby it received approximately $4.9 million from October 2021 to October 2023 for funding of outside liabilities and working capital needs. The promissory notes incurred a 8% interest rate and had accrued approximately $0.3 million of interest as of October 31, 2023. On October 31, 2023, the Company entered into a Note Conversion Agreement with Game Your Game, Inc. pursuant to which approximately $5.2 million of the outstanding principal and interest balance of the related party notes held by the Company was converted to 5,207,595 shares of

XTI AEROSPACE, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS INPIXON AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Game Your Game, Inc. common stock, par value $0.001 per share. During November and December 2023, the Company issued an additional $0.2 million of promissory notes to Game Your Game which incurred a 8% interest rate and accrued approximately $0.001 million of interest. On December 29, 2023,the Company entered into a Note Conversion Agreement with Game Your Game, Inc. pursuant to which approximately $0.2 million of the outstanding principal and interest balance of the related party notes held by the Company was converted to 1,586,274 shares of Game Your Game, Inc. common stock, par value $0.001 per share. After the conversions, the Company owns 79.54% of Game Your Game, Inc.
Third Party Note Payable - financing agreement

The Company entered into a financing agreement whereby the lender paid a Company vendor approximately $0.1 million for a service contract. The terms of the agreement are for a 12 months period with a 18.6% interest rate whereby there is no payment due for the first 4 months, and then the Company is to pay approximately $0.01 million a month over 8 months until the debt is repaid in full.
Note 12 - Capital Raises
On March 22, 2022, the Company entered into a Securities Purchase Agreement with certain institutional investors named therein, pursuant to which the Company sold in a registered direct offering (i) 53,197.7234 shares of Series 8 Convertible Preferred Stock and (ii) related warrants to purchase up to an aggregate of 15,045 shares of common stock. Each share of Series 8 Convertible Preferred Stock and the related Warrants were sold at a subscription amount of $940, representing an original issue discount of 6% of the stated value of each share of Series 8 Convertible Preferred Stock for an aggregate subscription amount of $50.0 million. In connection with this offering, the Company filed a Certificate of Designation for the Series 8 Convertible Preferred Stock with the Nevada Secretary of State. Each share of Series 8 Convertible Preferred Stock has a par value of $0.001 per share and stated value of $1,000 per share. The shares of Series 8 Convertible Preferred Stock are convertible into shares of the Company’s common stock, at a conversion price of $3,538.00 per share. Each share of Series 8 Convertible Preferred Stock is entitled to receive cumulative dividends, payable in the same form as dividends paid on shares of the Company’s common stock. At any time beginning on October 1, 2022 and ending ninety 90 days thereafter, the holders of the Series 8 Convertible Preferred Stock have the right to redeem all or part of the shares held by such holder in cash for the redemption price equal to the stated value of such share, plus all accrued but unpaid dividends thereon and all liquidated damages and other costs, expenses or amounts due. Upon redemption, the holder of the Series 8 Convertible Preferred Stock will forfeit 50% of the warrants issued in connection therewith. The holders of the Series 8 Convertible Preferred Stock shall vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the stockholders of the Company. The Series 8 Convertible Preferred Stock and related warrants subject to forfeiture are recorded as Mezzanine Equity in the accompanying balance sheets as the holder has the option to redeem these shares for cash and the warrants are an embedded feature for the Series 8 Convertible Preferred Stock. The remaining warrants that are not subject to forfeiture are recorded within Stockholders' Equity as the remaining warrants are classified as freestanding instruments containing a total value of $5.6 million. The aggregate net proceeds from the offering, after deducting the placement agent fees and other estimated offering expenses, were approximately $46.9 million. See Note 14 for Preferred Stock and Note 17 for Warrant details. During the year ended December 31, 2022, the Company received cash redemption notices from the holders of the Series 8 Convertible Preferred Stock issued on March 22, 2022, totaling 53,197.72 shares of Series 8 Convertible Preferred Stock for aggregate cash paid of approximately $53.2 million which were thereafter fully redeemed. In conjunction with the redemption, 7,521 warrants were forfeited.

Between March 15, 2022 and March 22, 2022, the Company received cash redemption notices from the holders of the Series 7 Convertible Preferred Stock issued on September 15, 2021, totaling 49,250 shares of Series 7 Convertible Preferred Stock for aggregate cash required to be paid of approximately $49.3 million. In addition, in accordance with the related purchase agreement, upon redemption of the Series 7 Convertible Preferred Stock, each holder forfeited 75% of the related warrants that were issued. Therefore, as of March 22, 2022, 49,250 shares of Series 7 Convertible Preferred Stock were redeemed and 3,940 related warrants were forfeited. The Company noted about 71% of the Series 7 Preferred Stock holders that redeemed shares also participated as Series 8 Convertible Preferred Stock holders (“shared holders”). The Company accounted for proceeds of the shared holders as a modification to the Series 7 and Series 8 Convertible Preferred Stock, as well as the related embedded warrants. The total change in fair value as a result of modification related to the Preferred Stock amounted to $2.6 million which were recognized as a deemed dividend at the date of the modification, upon which will be amortized until the redemption period begins on October 1, 2022. The total change in fair value as a result of modification related to the embedded warrants

XTI AEROSPACE, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS INPIXON AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022
Note 12 - Capital Raises (continued)
amounted to $1.5 million which was recognized as a deemed contribution at the date of the modification, upon which will be accreted until the redemption period begins on October 1, 2022.

On October 18, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor named therein (the “Purchaser”), pursuant to which the Company agreed to issue and sell, in a registered direct offering, 2,531 shares of the Company’s common stock and warrants to purchase up to 38,462 shares of common stock (the “Purchase Warrants”) at a combined offering price of $585.00 per share. The Purchase Warrants have an exercise price of $585.00 per share. Each Purchase Warrant is exercisable for one share of common stock and will be immediately exercisable and will expire five years from the issuance date. The Company also offered and sold to the Purchaser pre-funded warrants to purchase up to 23,110 shares of common stock, in lieu of shares of common stock at the Purchaser’s election. Each pre-funded warrant is exercisable for one share of common stock. The purchase price of each pre-funded warrant was $584.90, and the exercise price of each pre-funded warrant is $0.10 per share. The pre-funded warrants are immediately exercisable and may be exercised at any time until all of the pre-funded warrants are exercised in full. The Company raised net proceeds of $14.1 million after deduction of sales commissions and other offering expenses. In October 2022, the Company issued 9,310 shares of common stock in connection with the exercise of 9,310 pre-funded warrants at $0.10 per share.

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

During the year ended December 31, 2023, the Company sold 703,756 shares of common stock at share prices between $13.96 and $186.00 per share under the Sales Agreement for gross proceeds of approximately $27.4 million or net proceeds of $26.5 million after deducting the placement agency fees and other offering expenses. The Company is not obligated to make any sales of the Shares under the Sales Agreement and no assurance can be given that the Company will sell any additional Shares under the Sales Agreement, or if it does, as to the price or amount of Shares that the Company will sell, or the date on which any such sales will take place. The Company is currently subject to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period. These rules may limit future issuances of shares by the Company under the Sales Agreement or other offerings pursuant to the Company’s effective shelf registration statement on Form S-3.

On December 29, 2023, the Company entered into Amendment No. 2 to Sales Agreement pursuant to which the parties extended the term of the Sales Agreement until the earliest of (i) December 31, 2024, (ii) the sale of shares of the Company’s common stock having an aggregate offering price equal to the Offering Size (as defined in the Sales Agreement), and (iii) the termination by either Maxim or the Company upon the provision of 15 days written notice or otherwise pursuant to the terms of the Sales Agreement.
Note 13 - Common Stock
On January 28, 2022, the Company entered into an exchange agreement with the holder of certain existing warrants which were exercisable for an aggregate of 6,574 shares of the Company’s common stock. Pursuant to the exchange agreement, the Company agreed to issue to the warrant holder an aggregate of 1,842 shares of common stock and rights to receive an aggregate of 525 shares of common stock in exchange for the existing warrants (the "Warrant Exchange").See Note 17.
On February 19, 2022, 128 shares of common stock issued in connection with restricted stock grants were withheld for employee taxes.
On March 3, 2022, the Company issued 1,450 shares of common stock to the sellers of the CXApp in connection with the satisfaction of an earnout payment.
On October 12, 2022, the Company issued 525 shares of common stock in connection with the exercise of a right to shares of common stock granted as part of warrant exchange agreement entered into on January 28, 2022. See Note 17.

XTI AEROSPACE, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS INPIXON AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022
Note 13 - Common Stock (continued)
During the year ended December 31, 2022, the Company issued 2,878 shares of the Company's common stock under an exchange agreement to settle outstanding balances totaling approximately $3.7 million under partitioned notes.
On October 18, 2022, the Company entered into a Securities Purchase Agreement with an institutional investor, pursuant to which the Company agreed to issue and sell, in a registered direct offering, 2,531 shares of the Company’s common stock and warrants to purchase up to 38,462 shares of common stock at a combined offering price of 585.00 per share.
During the year ended December 31, 2022, the Company issued 9,310 shares of common stock in connection with the exercise of 9,310 pre-funded warrants at $0.10 per share.
During the year ended December 31, 2023, the Company issued 13,800 shares of common stock in connection with the exercise of 13,800 pre-funded warrants at $0.10 per share in connection with the October 2022 registered direct offering.
During the year ended December 31, 2023, the Company issued 3,249 shares of common stock in connection with a warrant amendment to exchange all of the then outstanding September 2021 warrants and March 2022 warrants. See Note 17.
During the year ended December 31, 2023, the Company issued 605,159 shares of common stock under exchange agreements to settle outstanding balance and interest of the March 2020 Note, July 2022 Note and December 2022 Note totaling approximately $9.2 million under partitioned notes. See Note 11 .
During year ended December 31, 2023, the Company issued 581,311 shares of common stock in connection with the exercise of 581,311 warrants for which the Company received gross proceeds of approximately $4.8 million.
During the year ended December 31, 2023, the Company issued 703,756 shares of common stock in connection with the ATM Offering at per share prices between $13.96 and $186.00, resulting in gross proceeds to the Company of approximately $27.4 million and net proceeds of $26.5 million after subtracting sales commissions and other offering expenses. See Note 12 .
Note 14 - Preferred Stock
The Company is authorized to issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share with rights, preferences, privileges and restrictions as to be determined by the Company’s Board of Directors.
Series 4 Convertible Preferred Stock
On April 20, 2018, the Company filed with the Secretary of State of the State of Nevada the Certificate of Designation that created the Series 4 Convertible Preferred Stock (“Series 4 Preferred”), authorized 10,415 shares of Series 4 Preferred and designated the preferences, rights and limitations of the Series 4 Preferred. The Series 4 Preferred is non-voting (except to the extent required by law) and was convertible into the number of shares of common stock, determined by dividing the aggregate stated value of the Series 4 Preferred of $1,000 per share to be converted by $1,674,000.00.

As of December 31, 2023 and 2022, there was 1 share of Series 4 Preferred outstanding.
Series 5 Convertible Preferred Stock
On January 14, 2019, the Company filed with the Secretary of State of the State of Nevada the Certificate of Designation that created the Series 5 Convertible Preferred Stock, authorized 12,000 shares of Series 5 Convertible Preferred Stock and designated the preferences, rights and limitations of the Series 5 Convertible Preferred Stock. The Series 5 Convertible Preferred Stock is non-voting (except to the extent required by law). The Series 5 Convertible Preferred Stock is convertible into the number of shares of Common Stock, determined by dividing the aggregate stated value of the Series 5 Convertible Preferred Stock of $1,000 per share to be converted by $1,123,875.00.
As of December 31, 2023 and 2022, there were 126 shares of Series 5 Convertible Preferred Stock outstanding.
Series 7 Convertible Preferred Stock

XTI AEROSPACE, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS INPIXON AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022
Note 14 - Preferred Stock (continued)
Between March 15, 2022 and March 22, 2022, the Company received cash redemption notices from the holders of the Series 7 Convertible Preferred Stock issued on September 15, 2021, totaling 49,250 shares of Series 7 Convertible Preferred Stock for aggregate cash paid of approximately $49.3 million.
As of December 31, 2023 and 2022 there were zero shares of Series 7 Convertible Preferred stock outstanding.
Series 8 Convertible Preferred Stock
On March 22, 2022, the Company filed a Certificate of Designation with the Secretary of State of the State of Nevada, amending the Company’s Articles of Incorporation, as amended, by establishing the Series 8 Convertible Preferred Stock, consisting of 53,197.7234 authorized shares, $0.001 par value per share and $1,000 stated value per share. The Series 8 Convertible Preferred Stock is convertible into the number of shares of common stock, determined by dividing the aggregate stated value of the Series 8 Convertible Preferred Stock of $1,000 per share to be converted by $3,538.00.

On March 22, 2022, the Company entered into a securities purchase agreement with certain institutional investors named therein, pursuant to which the Company agreed to issue and sell in a registered direct offering (i) up to 53,197.7234 shares of Series 8 Convertible Preferred Stock and (ii) related warrants to purchase up to an aggregate of 15,045 shares of common stock (the “Warrants”). Each share of Series 8 Convertible Preferred Stock and the related Warrants (see Note 18) were sold at a subscription amount of $940, representing an original issue discount of 6% of the stated value for an aggregate subscription amount of $50.0 million. The shares of Series 8 Convertible Preferred Stocks are recorded as Mezzanine Equity in the accompanying balance sheets as the holder has the option to redeem these shares for cash. The aggregate net proceeds from the offering, after deducting the placement agent fees and other estimated offering expenses, was approximately $46.9 million. The Company has elected to accrete the issuance costs, discount, and freestanding warrants through the date shares can be first be redeemed at the option of the holders, which is the sixth month anniversary of the original issuance date using the effective interest method.
During three months ended December 31 2022, the Company received cash redemption notices from the holders of the Series 8 Convertible Preferred Stock issued on March 22, 2022, totaling 53,197.72 shares of Series 8 Convertible Preferred Stock for aggregate cash required to be paid of approximately $53.2 million.
As of December 31, 2023, there were zero shares of Series 8 Convertible Preferred Stock outstanding.
Note 15 - Authorized Share Increase and Reverse Stock Split
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
The Company effected a reverse stock split of its outstanding common stock at a ratio of 1-for-100, effective as of March 12, 2024, for the purpose of complying with Nasdaq Listing Rule 5550(a)(2) and satisfying the bid price requirements applicable for initial listing applications in connection with the closing of the XTI Merger. The Company has reflected the Reverse Stock Split on a retroactive basis herein, unless otherwise indicated.
Note 16 - Stock Award Plans and Stock-Based Compensation
In September 2011, the Company adopted the 2011 Employee Stock Incentive Plan (the “2011 Plan”) which provides for the granting of incentive and non-statutory common stock options and stock based incentive awards to employees, non-employee

XTI AEROSPACE, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS INPIXON AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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
The aggregate number of shares that may be awarded under the 2018 Plan as of December 31, 2023 is 62,164,297. As of December 31, 2023, 1,496 of options and restricted stock were granted to employees, directors and consultants of the Company (including 9 shares under our 2011 Plan), and 62,162,810 options were available for future grant under the Option Plans.
Employee Stock Options
During the year ended December 31, 2022, the Company granted options under the 2018 Plan for the purchase of 1,327 shares of common stock to employees and consultants of the Company. These options are 100% vested or vest pro-rata over 12, 24 or 36 months, have a life of 10 years and an exercise price of $3,974.00 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the awards was determined to be approximately $1.8 million. The fair value of the common stock as of the grant date was determined to be between $3,974.00 per share.
During the year ended December 31, 2023 and 2022, the Company recorded a charge of approximately $1.0 million and $2.9 million, respectively, for the amortization of employee stock options (not including restricted stock awards), which is included in the general and administrative section of the consolidated statement of operations, of which approximately $0.2 million and approximately $1.9 million pertain to discontinued operations.
As of December 31, 2023, the fair value of non-vested options totaled approximately $0.8 million, which will be amortized to expense over the weighted average remaining term of 0.98 years.
The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. Key weighted-average assumptions used to apply this pricing model during the year ended December 31, 2022 were as follows:

For the Year Ended December 31,
2022
Risk-free interest rate	1.50% - 1.76%
Expected life of option grants	5 years
Expected volatility of underlying stock	37.24% - 37.45%
Dividends assumption	$—
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

XTI AEROSPACE, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS INPIXON AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

See below for a summary of the stock options granted under the 2011 and 2018 plans:

	2011 Plan	2018 Plan	Non Plan	Total	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2022	73	2,519	1	2,593	$2,335,830.00	$—
Granted	—	1,327	—	1,327	3,974.00	—
Exercised	—	—	—	—	—	—
Expired	(16)	(145)	—	(161)	8,071,398.00	—
Forfeitures	—	(186)	—	(186)	7,497.00	—
Outstanding at December 31, 2022	57	3,515	1	3,573	$1,701,544.00	$—
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Expired	(48)	(2,254)	(1)	(2,303)	2,310,676.00	—
Forfeitures	—	(207)	—	(207)	7,437.00	—
Outstanding at December 31, 2023	9	1,054	—	1,063	$730,081.00	$—

Exercisable at December 31, 2023	9	620	—	629	$1,241,985.00	$—
Restricted Stock Awards
On February 19, 2022, 128 restricted stock grants were forfeited for employee taxes.
During the years ended December 31, 2023 and 2022 the Company recorded a charge of approximately $0.03 million and $0.8 million, respectively, for the amortization of vested restricted stock awards.
The following table summarizes restricted stock-based award activity granted:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2022	558	$13,500.00
Granted	—	$—
Forfeited	(128)	$13,725.00
Balance, December 31, 2022	430	$13,426.00
Granted	—	$—
Forfeited	—	$—
Balance, December 31, 2023	430	$13,426.00
The Company determined the fair value of these grants based on the closing price of the Company’s common stock on the respective grant dates.
Note 17 - Warrants
On January 28, 2022, the Company entered into an exchange agreement with the holder of certain existing warrants of the Company which were exercisable for an aggregate of 6,574 shares of the Company’s common stock. Pursuant to the exchange agreement, the Company agreed to issue to the warrant holder an aggregate of 1,842 shares of common stock and rights to receive an aggregate of 525 shares of common stock in exchange for the existing warrants and therefore, 4,733 warrants were forfeited as a result of the exchange. The Company accounted for the exchange agreement as a warrant modification. The

XTI AEROSPACE, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS INPIXON AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Company determined the fair value of the existing warrants as if issued on the exchange agreement date and compared that to the fair value of the common stock issued. The Company calculated the fair value of the existing warrants using a Black-Scholes Option pricing model and determined it to be approximately $1,200.00 per share. The fair value of the common stock issued was based on the closing stock price of the date of the exchange. The total fair value of the warrants prior to modification was greater than the fair value of the common stock issued, and therefore, there was no incremental fair value related to the exchange.
Between March 15 and March 22, 2022, we received cash redemption notices from the holders of the Company's Series 7 Convertible Preferred Stock issued on September 15, 2021, totaling 49,250 shares of Series 7 Convertible Preferred Stock for aggregate cash required to be paid of approximately $49.3 million. In addition, upon redemption of the Series 7 Convertible Preferred Stock, each holder forfeited 75% of the related warrants that were issued together with the Series 7 Convertible Preferred Stock (the "Series 7 Warrants"). 3,941 corresponding warrants issued in connection with the issuance of the Series 7 Convertible Preferred Stock been forfeited and 2,335 related warrants remain outstanding.
On March 22, 2022, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company agreed to issue and sell, in a registered direct offering sold an aggregate of 53,197.7234 shares of the Company’s Series 8 Convertible Preferred Shares, par value $0.001 per share, and warrants to purchase up to 15,045 shares of common stock. Each share and related warrants were sold together at a subscription amount of $940, representing an original issue discount of 6% of the stated value for an aggregate subscription amount of $50.0 million.
On October 12, 2022, the Company issued 525 shares of common stock in connection with the exercise of a right to shares of common stock granted as part of warrant exchange agreement entered into on January 28, 2022.
On October 18, 2022, the Company entered into a Securities Purchase Agreement, pursuant to which the Company agreed to issue and sell, in a registered direct offering, 2,531 shares of the Company’s common stock and warrants to purchase up to 38,462 shares of common stock at a combined offering price of $585.00 per share. The Purchase Warrants have an exercise price of $585.00 per share. Each Purchase Warrant is exercisable for 1 share of common stock and will be immediately exercisable and will expire 5 years from the issuance date.

The Company also offered and sold to the Purchaser pre-funded warrants to purchase up to 23,110 shares of common stock, in lieu of shares of common stock at the Purchaser’s election. Each pre-funded warrant is exercisable for 1 share of common stock. The purchase price of each pre-funded warrant was $584.90, and the exercise price of each pre-funded warrant is $0.10 per share. The pre-funded warrants are immediately exercisable and may be exercised at any time until all of the pre-funded warrants are exercised in full.
During the year ended December 31, 2022, the Company issued 9,310 shares of common stock in connection with the exercise of 9,310 pre-funded warrants from the October 2022 capital raise at $0.10 per share.
During the year ended December 31, 2022, the Company received cash redemption notices from the holders of the Series 8 Convertible Preferred Stock issued on March 22, 2022, totaling 53,197.72 shares of Series 8 Convertible Preferred Stock for aggregate cash paid of approximately $53.2 million which were thereafter fully redeemed. In conjunction with the redemption, 7,521 warrants were forfeited.
During the year ended December 31, 2023, the Company issued 13,800 shares of common stock in connection with the exercise of 13,800 pre-funded warrants at $0.10 per share in connection with the October 2022 registered direct offering.
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

XTI AEROSPACE, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS INPIXON AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Pursuant to the Warrant Amendments, the Company and the Holders have agreed to amend (i) the September 2021 Warrants and the March 2022 Warrants to provide that all of such outstanding warrants shall be automatically exchanged for shares of common stock of the Company, at a rate of 0.0033 shares of Common Stock (the “Exchange Shares”) for each September 2021 Warrant or March 2022 Warrant, as applicable, and (ii) the April 2018 Warrants to remove the obligation of the Company to hold the portion of a Distribution (as defined in the April 2018 Warrants) in abeyance in connection with the Beneficial Ownership Limitation (as defined in the April 2018 Warrants).

In connection with the exchange of 2,335 September 2021 Warrants and 7,524 March 2022 Warrants, which were all of the then outstanding of those warrants as of the effective date of the Warrant Amendments, the Company issued 768 Exchange Shares and 2,481 Exchange Shares, respectively, resulting in the issuance of 3,249 Exchange Shares in the aggregate.

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
May 2023 Warrant Purchase Agreement
On May 15, 2023, the Company entered into a Warrant Purchase Agreement (the “Agreement”) with multiple purchasers for the purchase and sale of up to an aggregate of 1,500,000 of warrants (the “May 2023 Warrants”). The Agreement and the May 2023 Warrants were subsequently amended on June 20, 2023. The purchase price for one (1) May 2023 Warrant is $1.00 (the “Per Warrant Purchase Price”). The May 2023 Warrants have an initial exercise price $26.00, payable in cash or the cancellation of indebtedness ( the “Initial Exercise Price”). The exercise price will equal the lower of (i) the Initial Exercise Price and (ii) 90% of the lowest VWAP (as defined in the Agreement) of the Common Stock for the five Trading Days (as defined in the Agreement) immediately prior to the date on which a Notice of Exercise is submitted to the Company (the “Adjusted Exercise Price” and together with the Initial Price, as applicable, the “Exercise Price”); provided, however, that the Adjusted Exercise Price shall not be less than $10.00; and provided further that any exercise of the May 2023 Warrants with an Adjusted Exercise Price will be subject to the Company’s consent unless the trading price of the Common Stock as of the time the Notice of Exercise is delivered to the Company is at least 10% or more above the prior Trading Day’s Nasdaq Official Closing Price. No warrant holder may exercise the May 2023 Warrants to the extent such exercise would cause such warrant holder, together with its affiliates and attribution parties, to beneficially own a number of shares of Common Stock which would exceed 9.99% of the Company’s then outstanding Common Stock following such exercise.

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

The 1,500,000 May 2023 Warrants were issued on May 17, 2023 for aggregate gross proceeds of approximately $1.5 million. The aggregate net proceeds from the offerings, after deducting the placement agent fees and other estimated offering expenses, were approximately $1.4 million.

The May 2023 Warrants were determined to be within the scope of ASC 480 as they represent obligations to the Company, as the Company is obligated to redeem any May 2023 Warrants that have not been exercised at the Termination Date. As such, the Company recorded the May 2023 Warrants as a liability at fair value on the issuance date. The fair value of the May 2023 Warrants was determined using level 3 inputs utilizing a Monte-Carlo simulation. The May 2023 Warrants are subsequently measured as if the May 2023 Warrants were to be settled on the current redemption value with subsequent changes recognized

XTI AEROSPACE, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS INPIXON AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

as interest cost. The fair value of the Warrants was determined to be $1.48 million at the date of issuance, and the redemption value of the Warrants was determined to be approximately $0.9 million as of December 31, 2023. The fair value of the Warrants are reflected within Warrant Liability on the Consolidated Balance Sheet. An immediate loss was recognized on the initial measurement date of $71,250 as a result of the difference between fair value and net proceeds. The change in fair value of Warrants of $71,250 for the year ended December 31, 2023 was reported as other expense on the Consolidated Statement of Operations. The interest cost of $20,000 for the year ended December 31, 2023 was included in interest expense, net on the Consolidated Statement of Operations.

During July 2023, the Company issued 90,000 shares of common stock in connection with the exercise of 90,000 warrants with an exercise price of $26.00 per share in connection with the May 2023 offering for which the Company received gross proceeds of approximately $2.3 million.

Warrant Inducement

On December 15, 2023, the Company entered into an warrant inducement letter agreements (the “Inducement Agreements”) with certain holders (including their respective successors and assigns, the “Holders”) of the Common Stock Purchase Warrants issued by the Company on May 17, 2023 (“May 2023 Warrants”) and reissued on December 15, 2023, as applicable (as amended on June 20, 2023, the “Existing Warrants”) in order to induce the Holders to exercise 491,310 Existing Warrants for cash, pursuant to the terms of and subject to beneficial ownership limitations contained in the Existing Warrants, the Company agreed to issue to the Holders, New Warrants to purchase 1 share of common stock for each share of common stock issued upon such exercise of the remaining Existing Warrants pursuant to the Inducement Agreements for an aggregate of 491,314 New Warrants. Pursuant to the Inducement Agreements the Existing Warrants exercise price was from $10.00 to $5.13 per share, which is equal to a 30% discount to the average closing price of the Common Stock for the five trading days prior to the execution of the Inducement Agreements, such that the Exercised Shares will be exercised at the New Exercise Price. The Inducement Agreements was a limited time offer that had to be accepted by December 18, 2023. The terms of the New Warrants had an initial exercise price of $7.324, which was subsequently reduced by the Company to $5.13, are immediately exercisable, and will expire 5 years from the date of the Exercise Agreement. The Holder paid an aggregate of approximately $2.5 million to the Company for the exercise of the Existing Warrants. The Company recognized approximately $3.4 million of non-cash warrant inducement expense during year ended December 31, 2023, which is displayed in other expense on the accounting statement of operations. The warrant inducement expense represents the fair value of the New Warrants issued to induce the exercise. The fair values were calculated using the Black-Scholes option pricing model.

The following inputs into the Black-Scholes option pricing model were utilized:

Factor	Rate
Risk Free Rate	3.9%
Term	5 years
Volatility	148%
Dividend	0%
Exercise price	$7.32

XTI AEROSPACE, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS INPIXON AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

The following table summarizes the changes in warrants outstanding during the years ended December 31, 2023 and 2022:

	Number of Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at Outstanding at January 1, 2022	13,007	$14,775.00	$—
Granted	76,617	988.00	—
Exercised	(11,152)	15,000.00	—
Expired	(12)	189,000,000.00	—
Cancelled	(16,195)	7,545.00	—
Outstanding at December 31, 2022	62,265	$1,956.00	$—

Granted	1,991,314	$21.39	—
Exercised	(595,110)	8.16	—
Expired	(128)	8,326,125.00	—
Exchanged	(9,859)	4,920.24	—
Outstanding at December 31, 2023	1,448,482	$24.41	$—

Exercisable at December 31, 2022	62,265	$1,956.00	—

Exercisable at December 31, 2023	1,448,482	$24.41	—

Note 18 - Income Taxes
The domestic and foreign components of loss from continuing operations before income taxes for the years ended December 31, 2023 and 2022 are as follows (in thousands):

	For the Years Ended December 31,
	2023	2022
Domestic	$(30,679)	$(13,797)
Foreign	(3,647)	(6,066)

Net Loss, before tax	$(34,326)	$(19,863)

XTI AEROSPACE, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS INPIXON AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

The income tax provision (benefit) for the years ended December 31, 2023 and 2022 consists of the following (in thousands):

	For the Years Ended December 31,
	2023	2022
Foreign
Current	$—	$—
Deferred	(1,168)	(1,456)
U.S. federal
Current	—	(268)
Deferred	(4,544)	(2,123)
State and local
Current	24	86
Deferred	(254)	(123)
	(5,942)	(3,884)
Change in valuation allowance	5,966	3,703

Income Tax Provision (Benefit)	$24	$(181)
The reconciliation between the U.S. statutory federal income tax rate and the Company’s effective rate for the years ended December 31, 2023 and 2022 is as follows:

	For the Years Ended December 31,
	2023	2022
U.S. federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	0.6%	0.5%
Incentive stock options	(0.1)%	(0.2)%
162(m) Compensation Limit	(1.6)%	—%
US-Foreign income tax rate difference	0.8%	1.6%
Other permanent items	(2.3)%	(1.6)%
Provision to return adjustments	0.2%	1.9%
Deferred only adjustment	(1.3)%	(3.7)%
Change in valuation allowance	(17.4)%	(18.6)%
Effective Rate	(0.1)%	0.9%

XTI AEROSPACE, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS INPIXON AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

As of December 31, 2023 and 2022, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:

	As of December 31,
(in 000s)	2023	2022
Deferred Tax Asset
Net operating loss carryovers	$31,085	$26,052
Stock based compensation	1,350	1,259
Research credits	—	—
Accrued compensation	24	22
Reserves	263	279
Intangibles	1,750	1,980
Fixed assets	109	149
Unrealized gain	—	—
Capital Research	332	106
Other	2,210	360

Total Deferred Tax Asset	37,123	30,207
Less: valuation allowance	(36,096)	(29,205)

Deferred Tax Asset, Net of Valuation Allowance	$1,027	$1,002

	As of December 31,
Deferred Tax Liabilities	2023	2022
Intangible assets	$(532)	$(715)
Fixed assets	(99)	(160)
Other	(396)	(127)
Capitalized research	—	—
Total deferred tax liabilities	(1,027)	(1,002)

Net Deferred Tax Asset (Liability)	$—	$—

At December 31, 2023, the Company did not have any undistributed earnings of our foreign subsidiaries. As a result, no additional income or withholding taxes have been provided for. The Company does not anticipate any impacts of the global intangible low taxed income (“GILTI”) and base erosion anti-abuse tax (“BEAT) and as such, the Company has not recorded any impact associated with either GILTI or BEAT.

In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOL carryover is subject to an annual limitation in the event of a change of control, as defined by the regulations. The Company performed an analysis to determine the annual limitation as a result of the changes in ownership that occurred during 2022 and 2023. A change in ownership occurred on March 2022, April 2023, and July 2023. The NOL available to offset future taxable income after the 2023 ownership change and divestiture of CXApp is approximately $62.4 million. The NOL generated in 2017 of $1.5 million, will expire in December 31, 2037 if not utilized. The remaining NOLs generated after 2017 have an indefinite life and do not expire.

As of December 31, 2023 all Inpixon Canada NOLs were unavailable to the Company due to the CXApp divestiture. As of December 31, 2022, Inpixon Canada, which was acquired on April 18, 2014 as a part of the AirPatrol Merger Agreement, had approximately $24.6 million of Canadian NOL carryovers available to offset future taxable income. Those NOLs, if not for the divestiture, would have begun expiring in the year 2023.

XTI AEROSPACE, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS INPIXON AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

As of December 31, 2023 and 2022, Nanotron GmbH, which was acquired on October 5, 2020, had approximately $49.4 million and $44.1 million, respectively, of German NOL carryovers available to offset future taxable income. Although these NOLs do not expire, minimum taxation restrictions apply such that only a percentage of taxable income may be offset by NOL carryovers. All of these NOLs are available to the Company as a part of the continuing activity.

As of December 31, 2023 and 2022 Intranav GmbH, which was acquired on December 8, 2021, had approximately $10.6 million and $8.7 million, respectively, of German NOL carryovers available to offset future taxable income. Although these NOLs do not expire, minimum taxation restrictions apply such that only a percentage of taxable income may be offset by NOL carryovers. All of these NOLs are available to the Company as a part of the continuing activity.

As of December 31, 2023 and 2022, Active Mind Technology LTD, which was acquired on April 9, 2021 as part of the acquisition of Game Your Game Inc., had approximately $12.8 million and $11.8 million, respectively, of Irish NOL carryovers available to offset future taxable income. These NOLs have an indefinite life and do not expire. As a result of the Grafiti LLC divestiture, there are no future NOLs available to the Company as a part of the continuing activity.

As of December 31, 2023 all Inpixon Philippines, Inc’s NOLs were unavailable to the Company due to the CXApp divestiture. As of December 31, 2022 Inpixon Philippines, which was organized on April 12, 2022, had approximately $0.1 million of Philippine NOL carryovers available to offset future taxable income. Those NOLs, if not for the divestiture, would have begun expiring in the year 2026.

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

ASC 740, “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets with respect to Inpixon, Nanotron GmbH, Intranav GmbH, Inpixon Holding (UK) Limited and has, therefore, established a full valuation allowance as of December 31, 2023 and 2022. As of December 31, 2023 and 2022, the change in valuation allowance for continuing activity was $6.0 million and $3.7 million, respectively.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to file income tax returns in the United States (federal), Canada, India, Germany, United Kingdom, Ireland, Philippines and in various state jurisdictions in the United States. These filings include discontinued activity periods. In the future, the Company will only be required to file tax returns in United States (federal), Germany, United Kingdom, and in various state jurisdictions in the United States. Based on the Company’s evaluation, it has been concluded that there are no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements for the continuing activity in years ended December 31, 2023 and 2022.

The Company’s policy for recording interest and penalties associated with unrecognized tax benefits is to record such interest and penalties as interest expense and as a component of income tax expense. There were no amounts accrued for interest or penalties for the years ended December 31, 2023 and 2022. Management does not expect any material changes in its unrecognized tax benefits in the next year.

The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities. The Company is subject to examination by U.S. tax authorities beginning with the year ended December 31, 2020. In general, the Canadian Revenue Authority may reassess taxes four years from the date the original notice of assessment was issued. The tax years that remain open and subject to Canadian reassessment are 2019 – 2023. The tax years that remain open and subject to India reassessment are tax years beginning March 31, 2021. The German tax authorities may reassess taxes generally four years from the end of the calendar year in which the return is filed. The tax years that remain open and subject to German reassessment are 2019 – 2023. In Ireland, assessments must generally be made within four years when returns are filed. The

XTI AEROSPACE, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS INPIXON AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

tax years that remain open and subject to Irish reassessment are 2019 – 2023. In general, Philippine Tax Commissioner may reassess taxes three years from the date the original notice of assessment was issued. The tax years that remain open and subject to Philippine reassessment are 2022 and 2023.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (“IRS 2022”). The IRA 2022, among other tax provisions, imposes a 15 percent corporate alternative minimum tax on corporations with book financial statement income in excess of $1.0 billion, effective for tax years beginning after December 31, 2022. The IRA 2022 also established a one percent excise tax on stock repurchases made by publicly traded U.S. corporations, effective for stock repurchases in excess of an annual limit of $1.0 million after December 31, 2022. The IRA 2022 did not impact the Company’s current year tax provision or the Company’s consolidated financial statements.

Note 19 - Credit Risk, Concentrations, and Segment Reporting
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
The Company maintains cash deposits with financial institutions, which, from time to time, may exceed federally insured limits. Cash is also maintained at foreign financial institutions for its UK subsidiary and German subsidiaries. Cash in foreign financial institutions as of December 31, 2023 and 2022 was immaterial. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash.
The Company is exposed to the following concentration risk:
The customers who account for 10% or more of the Company's revenue for the year ended December 31, 2023 or 10% or more of the Company's outstanding receivable balance as of December 31, 2023 are presented as follows:

	Year ended December 31, 2023		As of December 31, 2023
Customer	Revenues (millions)	Percentage of revenues	Accounts Receivable (millions)	Percentage of accounts receivable
A	$0.8	17%	$—	—%
B	$0.2	4%	$0.1	10%
C	$0.4	10%	$—	—%
Total	$1.4	31%	$0.1	10%
The customers who account for 10% or more of the Company's revenue for the year ended December 31, 2022 or 10% or more of the Company's outstanding receivable balance as of December 31, 2022 are presented as follows:

	Year ended December 31, 2022		As of December 31, 2022
Customer	Revenues (millions)	Percentage of revenues	Accounts Receivable (millions)	Percentage of accounts receivable
A	$0.6	9%	$0.2	12%
B	$0.2	4%	$0.2	18%
C	$1.4	23%	$0.2	16%
Total	$2.2	36%	$0.6	46%

XTI AEROSPACE, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS INPIXON AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022
Note 19 - Credit Risk and Concentration (continued)
The vendors who account for 10% or more of the Company's purchases for the year ended December 31, 2023 or 10% or more of the Company's outstanding payable balance as of December 31, 2023 are presented as follows:

	Year ended December 31, 2023		As of December 31, 2023
Vendor	Purchases (millions)	Percentage of purchases	Accounts Payable (millions)	Percentage of accounts payable
A	$2.1	10%	$0.4	15%
B	$2.7	13%	$—	—%
C	$1.0	5%	$0.5	20%
Total	$5.8	28%	$0.9	35%
The vendors who account for 10% or more of the Company's purchases for the year ended December 31, 2022 or 10% or more of the Company's outstanding payable balance as of December 31, 2022 are presented as follows:

	Year ended December 31, 2022		As of December 31, 2022
Vendor	Purchases (millions)	Percentage of purchases	Accounts Payable (millions)	Percentage of accounts payable
A	$0.2	1%	$0.1	12%
B	$7.3	31%	$—	—%
C	$1.4	6%	$0.2	31%
Total	$8.9	38%	$0.3	43%
Segments
The Company notes that as of December 31, 2023, the Grafiti Holding Inc., Grafiti LLC, and Enterprise Apps divestiture are presented as discontinued operations. The Company notes that Grafiti Holding Inc., Grafiti LLC, and the Enterprise Apps divestiture consist of the entirety of the Shoom and SAVES operating segments, along with a portion of the Indoor Intelligence operating segments. Therefore, only the Indoor Intelligence operating segment remains as of December 31, 2023. See Note 26 for more details.
The Company and its Chief Executive Officer (“CEO”), acting as the Chief Operating Decision Maker (“CODM”) determines its operating segments in accordance with FASB ASC 280, “Segment Reporting” (“ASC 280”). The Company has one operating segment in continuing operations, Indoor Intelligence. The Company is organized and operated as one business based on similar economic characteristics, the nature of products and production processes, end-use markets, channels of distribution, and regulatory environments. Management reviews its business as a single operating segment, using financial and other information rendered meaningful only by the fact that such information is presented and reviewed in the aggregate.

XTI AEROSPACE, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS INPIXON AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 20 - Foreign Operations
The Company’s operations are located primarily in the United States, Germany, and the United Kingdom. Revenues by geographic area are attributed by country of domicile of our subsidiaries. The below table includes the continuing operations financial data. See Note 27 for the discontinued operations data. The financial data by geographic area are as follows (in thousands):

	United States	Germany	United Kingdom	Total
For the Year Ended December 31, 2023:
Revenues by geographic area	$1,265	$3,297	$—	$4,562
Operating income (loss) by geographic area	$(23,785)	$(3,139)	$(5)	$(26,929)
Net income (loss) by geographic area	$(31,232)	$(3,113)	$(5)	$(34,350)

For the Year Ended December 31, 2022:
Revenues by geographic area	$1,959	$4,150	$—	$6,109
Operating income (loss) by geographic area	$(13,114)	$(6,130)	$—	$(19,244)
Net income (loss) by geographic area	$(13,622)	$(6,060)	$—	$(19,682)

As of December 31, 2023:
Identifiable assets by geographic area	$15,019	$5,972	$10	$21,001
Long lived assets by geographic area	$775	$2,350	$—	$3,125
Goodwill by geographic area	$—	$—	$—	$—

As of December 31, 2022:
Identifiable assets by geographic area	$13,623	$6,548	$417	$20,588
Long lived assets by geographic area	$1,089	$3,298	$—	$4,387
Goodwill by geographic area	$—	$—	$—	$—

XTI AEROSPACE, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS INPIXON AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 21 - Related Party Transactions
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
Reimbursable Expenses from New CXApp
During the year ended December 31, 2023, the Company incurred approximately $0.3 million in reimbursable expenses payable in connection with the terms and conditions of the Transition Services Agreement and was charged by CXApp for $0.02 million of reimbursable expenses under the Transition Services Agreement. The balance was settled during the year ended December 31, 2023 and no amounts were owed under the agreement as of December 31, 2023.
Note 22 - Leases
The Company has operating leases for administrative offices in the United States and Germany.

As part of the acquisition of IntraNav on December 9, 2021, the Company acquired right-of-use assets and lease liabilities related to an operating lease for an office space (the IntraNav office) located in Frankfurt, Germany. This lease expires on January 6, 2025 and the current lease rate is approximately $9,506 per month.

As part of the acquisition of Nanotron on December 9, 2021, the Company acquired right-of-use assets and lease liabilities related to an operating lease for an office space (the Nanotron office) located in Berlin, Germany. This lease expires on May 31, 2026 and the current lease rate is approximately $8,057 per month.
The Company has no other operating or financing leases with terms greater than 12 months.
Right-of-use assets is summarized below (in thousands):

	As of December 31, 2023	As of December 31, 2022
Palo Alto, CA Office	$—	$630
Berlin, Germany Office	523	508
Frankfurt, Germany Office	304	294
Less accumulated amortization	(492)	(905)
Right-of-use asset, net	$335	$527
Lease expense for operating leases recorded in the balance sheet is included in operating costs and expenses and is based on the future minimum lease payments recognized on a straight-line basis over the term of the lease plus any variable lease costs. Operating lease expenses, inclusive of short-term and variable lease expenses, recognized in our consolidated statements of operations for the years ended December 31, 2023 and 2022 was $0.6 million and $0.5 million, respectively.
During the years ended December 31, 2023 and 2022, the Company recorded $0.2 million and $0.3 million, respectively, as rent expense to the right-of-use assets.
During the years ended December 31, 2023 and 2022, the Company recorded short-term lease expenses of $0.2 million and $0.0 million, respectively. During the years ended December 31, 2023 and 2022, the Company recorded variable lease expenses of $0.1 million each year.

XTI AEROSPACE, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS INPIXON AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Lease liability is summarized below (in thousands):

	As of December 31, 2023	As of December 31, 2022
Total lease liability	$342	$541
Less: short term portion	(201)	(207)
Long term portion	$141	$334
Maturity analysis under the lease agreement is as follows (in thousands):

Year ending December 31, 2024	$211
Year ending December 31, 2025	110
Year ending December 31, 2026	42
Total	$363
Less: Present value discount	(21)
Lease liability	$342
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the date of adoption of Topic 842. As of December 31, 2023, the weighted average remaining lease term is 1.96 and the weighted average discount rate used to determine the operating lease liabilities was 3.6%.

XTI AEROSPACE, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS INPIXON AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 23 - Restructuring Activities
On September 21, 2022, the Company informed its employees that it was taking steps to streamline its operations and conserve cash resources. These steps included layoffs which reduced the Company's global employee headcount by approximately 20%. The layoffs resulted in one-time expenses of approximately $0.8 million in the Indoor Intelligence segment which consisted of severance payouts to terminated employees and outplacement service expenses for the year ended December 31, 2022. These expenses were included in the Company's total operating expenses on the Consolidated Statements of Operations with the unpaid restructuring costs included in accrued liabilities in the Consolidated Balance Sheets.
The Company recorded a Restructuring costs payable for costs incurred related to the restructuring activities noted above for costs incurred but not yet paid as of December 31, 2022. A summary of the activity for the year ended December 31, 2022, is included below (in thousands):

Restructuring costs payable - January 1, 2022	$—
Restructuring costs incurred	845
Restructuring costs paid	(793)
Restructuring costs payable - December 31, 2022	$52
Restructuring costs incurred	—
Restructuring costs paid	(52)
Restructuring costs payable - December 31, 2023	$—
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
On December 6, 2023, Xeriant, Inc. (“Xeriant”) filed a complaint against Legacy XTI, along with two unnamed companies and five unnamed persons, in the United States District Court for the Southern District of New York. On January 31, 2024, Xeriant filed an amended complaint, which added us as a defendant. On February 2, 2024, the Court ordered Xeriant to show cause as to why the amended complaint should not be dismissed without prejudice for lack of subject matter jurisdiction. On February 29, 2024, Xeriant filed a second amended complaint, which removed us and one of the unnamed companies as defendants. The second amended complaint alleges that Legacy XTI, through multiple breaches and fraudulent actions, has caused substantial harm to Xeriant and has prevented it from obtaining compensation owed to it under various agreements entered into between Xeriant and Legacy XTI, including but not limited to a joint venture agreement, a cross-patent license agreement, an operating agreement, and a letter agreement. In particular, Xeriant contends that Legacy XTI gained substantial advantages from the

XTI AEROSPACE, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS INPIXON AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022
intellectual property, expertise, and capital deployed by Xeriant in the design and development of Legacy XTI’s TriFan 600 aircraft yet has excluded Xeriant from the transaction involving the TriFan 600 technology in its merger with us, which has resulted in a breach of the Letter Agreement, in addition to the other aforementioned agreements. Xeriant, in the second amended complaint, asserts the following causes of action: (1) breach of contract; (2) intentional fraud; (3) fraudulent concealment; (4) quantum meruit; (5) unjust enrichment; (6) unfair competition/deceptive business practices; and (7) misappropriation of confidential information, and seeks damages in excess of $500 million, injunctive relief enjoining us from engaging in any further misconduct, the imposition of a royalty obligation, and such other relief as deemed appropriate by the court. On March 13, 2024, Legacy XTI moved for partial dismissal of the second amended complaint, Counts 2 through 7 in particular. Legacy XTI argued that Counts 2 through 7 are (1) impermissible attempts to repackage claims arising from contractual dispute as quasi-contractual or tort claims; and (2) expressly refuted by the clear and unequivocal terms of the aforementioned agreements. The case is in its early stages, no discovery with respect to the Company has occurred, and we are unable to estimate the likelihood or magnitude of a potential adverse judgment. The Court has neither scheduled Legacy XTI’s motion for hearing nor otherwise ruled upon it. Legacy XTI nevertheless denies the allegations of wrongdoing contained in the second amended complaint and is vigorously defending against the lawsuit.

Note 25 - Damon Motors Convertible Note

On October 26, 2023, the Company purchased a 12% convertible note through a private placement in aggregate principal amount of $3.0 million for a purchase price of $3.0 million from Damon Motors Inc. and is included in Notes Receivable on the Consolidated Balance Sheets. Interest on the convertible note accrues at 12% per annum. The term of the convertible note is 12 months. The convertible note is subject to certain conversion features which include qualified financing, and/or qualified transaction, as defined in the securities purchase agreement. The note will be required to convert upon Damon Motors Inc. completing a public company event. In addition, Damon Motors Inc. issued a five-year warrant to purchase 1,096,321 shares of Damon Motors Inc. common stock in connection with the note. Management notes the Warrant is freestanding. The exercise price per Common Share is equal to the quotient of the valuation cap and the diluted capitalization, as defined in the agreement. The Warrant provides for cashless exercise after 180 days following the closing of the public company event should there be no effective registration statement. The convertible note receivable is not traded in active markets and fair value was determined using a present value technique. The convertible note receivable is accounted for as available-for-sale debt securities based on “Level 3” inputs, which consist of unobservable inputs and reflect management’s estimates of assumptions that market participants would use in pricing the asset, with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income (loss). The Warrant is accounted for an equity security based on “Level 3” inputs, which consist of unobservable inputs and reflect management’s estimates of assumptions that market participants would use in pricing the asset, recorded at fair value with subsequent changes in fair value recorded in earnings.

Note 26 - Discontinued Operations

CXApp Divestiture

On March 14, 2023, Inpixon completed the Enterprise Apps Spin-off and subsequent Business Combination (the "Closing"). In connection with the Closing, KINS was renamed CXApp Inc. (“New CXApp”). Pursuant to the Transaction Agreements, Inpixon contributed to CXApp cash and certain assets and liabilities constituting the Enterprise Apps Business, including certain related subsidiaries of Inpixon, to CXApp (the “Contribution”). In consideration for the Contribution, CXApp issued to Inpixon additional shares of CXApp common stock such that the number of shares of CXApp common stock then outstanding equaled the number of shares of CXApp common stock necessary to effect the Distribution. Pursuant to the Distribution, Inpixon shareholders as of the Record Date received one share of CXApp common stock for each share of Inpixon common stock held as of such date.

This Enterprise Apps Spin-off was considered a strategic shift that has a major impact on the Company, and therefore, the results of operations are recorded as a component of "Earnings (loss) from discontinued operations, net of income taxes" in the Consolidated Statements of Operations for all periods presented. The Company noted that Legacy CXApp was part of the Company’s Indoor Intelligence segment. The net assets distributed as a result of the Enterprise Apps Spin-off was $24.2 million. Included within the $24.2 million dividend recorded to Additional Paid in Capital as a result of the deconsolidation of CXApp through distribution to shareholders recorded during the three months ended March 31, 2023, is approximately $1.2 million in accumulated other comprehensive income that was recognized as a result of those distributed assets and liabilities included in the foreign operations of CXApp.

Solutions Divestiture - Grafiti Holding Divestiture

XTI AEROSPACE, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS INPIXON AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022
On October 23, 2023, Inpixon entered into a Business Combination Agreement (the “Business Combination Agreement”), by and among Inpixon, Damon Motors Inc., a British Columbia corporation (“Damon”), Grafiti Holding, and 1444842 B.C. Ltd., a British Columbia corporation and a newly formed wholly-owned subsidiary of Grafiti Holding (“Amalco Sub”), pursuant to which it is proposed that Amalco Sub and Damon amalgamate under the laws of British Columbia, Canada with the amalgamated company (the “Damon Surviving Corporation”) continuing as a wholly-owned subsidiary of Grafiti Holding (the “Damon Business Combination”). The Damon Business Combination is subject to material conditions, including approval of the Damon Business Combination by securities holders of Damon, approval of the issuance of Grafiti Holding Common Shares to Damon securities holders pursuant to the Business Combination Agreement by a British Columbia court after a hearing upon the fairness of the terms and conditions of the Business Combination Agreement as required by the exemption from registration provided by Section 3(a)(10) under the Securities Act, and approval of the listing of the Grafiti Holding Common Shares on the Nasdaq Stock Market (“Nasdaq”) after giving effect to the Damon Business Combination. Upon the consummation of the Damon Business Combination (the “Closing”), both Inpixon UK and the Damon Surviving Corporation will be wholly-owned subsidiaries of Grafiti Holding.

Holders of Grafiti Holding Common Shares, including Participating Security holders and management that hold Grafiti Holding Common Shares immediately prior to the closing of the Damon Business Combination, are anticipated to retain approximately 18.75% of the outstanding capital stock of the combined company determined on a fully diluted basis, which includes up to 5% in equity incentives which may be issued to Inpixon management.
On October 23, 2023, Inpixon entered into a Separation and Distribution Agreement (the “Separation Agreement”) with Grafiti Holding Inc. (“Grafiti Holding”), a then wholly owned subsidiary of Inpixon. Inpixon contributed the assets and liabilities of Inpixon UK, a wholly owned subsidiary of Inpixon, to the then Inpixon wholly owned subsidiary Grafiti Holding in accordance with the Separation Agreement. On December 27, 2023, the Company entered into a Liquidating Trust Agreement (the “Liquidating Trust Agreement”) by and among the Company, Grafiti Holding and the sole original trustee named therein, who is a current employee of the Company (collectively with any additional trustees duly appointed under the Liquidating Trust Agreement from time to time, the “Trustees”). The Liquidating Trust Agreement provided for the distribution by the Company of its Grafiti Holding Common Shares to a liquidating trust, titled the Grafiti Holding Inc. Liquidating Trust (the “Trust”), which will hold the Grafiti Holding Common Shares for the benefit of the Participating Security holders until the Registration Statement is declared effective by the SEC. Promptly following the effective time of the Registration Statement, the Trust will deliver the Grafiti Holding Common Shares to the Participating Security holders, as beneficiaries of the Trust, pro rata in accordance with their ownership of shares or underlying shares of Common Stock as of the Record Date. The Trustees will be empowered to liquidate the Grafiti Holding Common Shares and distribute the proceeds thereof to the Participating Security holders if the Registration Statement is not declared effective prior to the second anniversary of the date of the Liquidating Trust Agreement.
This transfer, along with the Grafiti LLC divestiture outlined below, were in the aggregate considered a strategic shift that has or will have a major effect on the Company's operations and financial results, and therefore met the criteria to be classified as discontinued operations. Accordingly, the results of its operations are recorded as a component of "Net loss from discontinued operations, net of tax" in the Consolidated Statements of Operations for all periods presented. The net assets distributed as a result of the Grafiti Holding Divestiture were $0.02 million.
Solutions Divestiture - Grafiti LLC Divestiture
On February 21, 2024, the Company completed the disposition of the remaining portion of the Shoom, SAVES, and GYG business lines and assets that were excluded from the Grafiti Holding Transaction in accordance with the terms and conditions of an Equity Purchase Agreement, dated February 16, 2024. This transaction was considered probable as of December 31, 2023, and along with the Grafiti Holding divestiture outlined above, represent a strategic shift that has a major impact on the Company's operations and financial results. Therefore, Grafiti LLC met the criteria to be classified as discontinued operations. Accordingly, the results of operations are recorded as a component of "Net loss from discontinued operations, net of tax" on the Consolidated Statements of Operations for all periods presented. In connection with the discontinued operations classification, the Company recognized a loss on discontinued operations of $2.3 million, which has been included in "Net loss from discontinued operations, net of tax" on the Consolidated Statements of Operations for the year ended December 31, 2023. The assets and liabilities of Grafiti LLC are included in the current assets and current liabilities of discontinued operations on the Consolidated Balance Sheet as of December 31, 2023.

XTI AEROSPACE, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS INPIXON AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	For the Year Ended December 31, 2023			For the Year Ended December 31, 2022
	CXApp Divestiture	Grafiti Holding and Grafiti LLC Divestiture	Total Discontinued Operations	CXApp Divestiture	Grafiti Holding an Grafiti LLC Divestiture	Total Discontinued Operations
Revenues	$1,620	$4,840	$6,460	$8,470	$4,839	$13,309
Cost of Revenues	483	681	1,164	2,064	1,304	3,368
Gross Profit	1,137	4,159	5,296	6,406	3,535	9,941

Operating Expenses
Research and development	1,514	4,081	5,595	9,323	3,854	13,177
Sales and marketing	988	1,896	2,884	4,996	1,662	6,658
General and administrative	1,644	1,325	2,969	10,540	1,466	12,006
Acquisition related costs	—	—	—	16	—	16
Transaction costs	1,043	—	1,043	—	—	—
Impairment of goodwill and intangibles	—	—	—	5,540	5,476	11,016
Amortization of intangibles	805	—	805	3,885	639	4,524
Total Operating Expenses	5,994	7,302	13,296	34,300	13,097	47,397

Loss from Operations	(4,857)	(3,143)	(8,000)	(27,894)	(9,562)	(37,456)

Interest income/(expense), net	1	3	4	4	(77)	(73)
Other income/(expense)	—	1,315	1,315	(1)	712	711
Unrealized gain (loss) on equity securities	—	5,609	5,609	—	(7,904)	(7,904)
Realized loss on investment	—	(6,692)	(6,692)	—	—	—
Unrealized loss on equity method investment	—	—	—	—	(1,784)	(1,784)
Loss on discontinued operations	—	(2,303)	(2,303)	—	—	—
Total Other Income (Expense)	1	(2,068)	(2,067)	3	(9,053)	(9,050)

Loss from discontinued operations, before tax	(4,856)	(5,211)	(10,067)	(27,891)	(18,615)	(46,506)
Income tax provision	(2,478)	(205)	(2,683)	(80)	(36)	(116)
Loss from discontinued operations, net of tax	$(7,334)	$(5,416)	$(12,750)	$(27,971)	$(18,651)	$(46,622)

The Consolidated Statements of Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations. Cash used in operating activities of discontinued operations totaled approximately 0.5 million and $24.1 million for the year ended December 31 2023 and 2022, respectively. Cash used in investing activities from discontinued operations totaled approximately $0.05 million and $0.3 million for the years ended December 31, 2023 and 2022, respectively.

XTI AEROSPACE, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS INPIXON AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

The following table summarizes certain assets and liabilities of discontinued operations:

	For the Year Ended December 31, 2023			For the Year Ended December 31, 2022
	CXApp Divestiture	Grafiti LLC Divestiture	Total Discontinued Operations	CXApp Divestiture	Grafiti LLC Divestiture	Total Discontinued Operations
Current Assets of Discontinued Operations
Cash and cash equivalents	$—	$1,121	$1,121	$10,000	$951	$10,951
Accounts receivable	—	1,036	1,036	1,338	702	2,040
Other receivables	—	2	2	273	3	276
Inventory	—	1,212	1,212	—	445	445
Prepaid expenses and other current assets	—	251	251	650	112	762
Property and equipment, net	—	700	700	—	—	—
Operating Lease Right-of-Use Asset, net	—	8	8	—	—	—
Software development costs, net	—	605	605	—	—	—
Investment in equity securities	—	65	65	—	—	—
Long term investments	—	50	50	—	—	—
Other Assets	—	21	21	—	—	—
Allowance on current assets classified as discontinued operations	—	(2,303)	(2,303)	—	—	—
Current Assets of Discontinued Operations	$—	$2,768	$2,768	$12,261	$2,213	$14,474

Long Term Assets of Discontinued Operations
Property and equipment, net	$—	$—	$—	$202	$722	$924
Operating Lease Right-of-Use Asset, net	—	—	—	681	4	685
Software development costs, net	—	—	—	487	741	1,228
Investment in equity securities	—	—	—	—	330	330
Long term investments	—	—	—	—	50	50
Intangible assets, net	—	—	—	19,289	—	19,289
Other Assets	—	—	—	52	15	67
Long Term Assets of Discontinued Operations	$—	$—	$—	$20,711	$1,862	$22,573
Current Liabilities of Discontinued Operations
Accounts payable	$—	$734	$734	$1,054	$783	$1,837

XTI AEROSPACE, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS INPIXON AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Accrued liabilities	—	520	520	1,736	783	2,519
Operating lease obligation, current	—	9	9	266	4	270
Deferred revenue	—	697	697	2,162	777	2,939
Short term debt	—	—	—	$—	1,078	1,078
Current Liabilities of Discontinued Operations	$—	$1,960	$1,960	$5,218	$3,425	$8,643
Long Term Liabilities of Discontinued Operations
Operating lease obligation, noncurrent	$—	$—	$—	$444	$—	$444
Other Liabilities, noncurrent	—	—	—	28	—	28
Long Term Liabilities of Discontinued Operations	$—	$—	$—	$472	$—	$472

Investment in Equity Securities
Investment securities—fair value consist primarily of investments in equity securities and are carried at fair value in accordance with ASC 321, Investments-Equity Securities (“ASC 321”). These securities are marked to market based on the respective publicly quoted market prices of the equity securities adjusted for liquidity, as necessary. These securities transactions are recorded on a trade date basis. Any unrealized appreciation or depreciation on investment securities is reported in the Consolidated Statement of Operations within Unrealized Loss on Equity Securities. The unrealized gain/loss on equity securities was a gain of $5.6 million, and loss of $7.9 million, for the years ended December 31, 2023 and 2022, respectively.
The Company notes that investment securities were a part of the Grafiti Holding Inc. and Grafiti LLC divestitures, which are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented.
Investment securities—fair value consist of investments in the Company’s investment in shares and rights of equity securities. The composition of the Company’s investment securities—fair value was as follows (in thousands):

December 31, 2023	Cost	Fair Value
Investments in equity securities -fair value
Equity shares	$54,237	$63
Equity rights	11,064	2
Total investments in equity securities - fair value	$65,301	$65

As of December 31, 2023 and 2022, the fair value of the Sysorex shares and rights to acquire shares acquired as part of the debt settlement that occurred in March 2021 were $0.01 million.

On April 27, 2022, the Company purchased a 10% convertible note in aggregate principal amount of $6,050,000 for a purchase price of $5,500,000 from FOXO Technologies Operating Company, formerly FOXO Technologies Inc. (“FOXO Legacy”), pursuant to the terms of a securities purchase agreement between FOXO Legacy and the Company (the “April 2022 Purchase Agreement”).

FOXO common stock is traded in active markets, as the security is trading under “FOXO” on the NYSE American. FOXO common stock is accounted for as available-for-sale equity securities based on “Level 1” inputs, which consist of quoted prices in active markets, with unrealized holding gains and losses included in earnings. The fair value was determined by the closing

XTI AEROSPACE, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS INPIXON AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022
trading price of the security as of December 31, 2023. As of December 31, 2023 and 2022 the fair value of the FOXO shares was $0.05 million and $0.3 million, respectively.

For the year ended December 31, 2023 and 2022, the Company recognized a net unrealized gain/loss on investments in equity securities of a gain of $5.6 million and loss of $7.9 million on the discontinued operations statement of operations.
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
The Company notes that the other long term investments outlined below were a part of the Grafiti Holding Inc. and Grafiti LLC divestitures, which are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented.

In 2020, the Company paid $1.8 million for 599,999 Class A Units and 1,800,000 Class B Units of Cardinal Ventures Holdings LLC (“CVH”). The Company is a member of CVH. The underlying subscription agreement provides that each Class A Unit and each Class B Unit represents the right of the Company to receive any distributions made by the Sponsor on account of the Class A Interests and Class B Interests, respectively, of the Sponsor.
The Company generally records its share of earnings in its equity method investments using a three-month lag methodology and within net investment income. During the period January 1, 2022 to December 31, 2022 and January 1, 2023 to December 31, 2023, CVH is a holding company that had no operating results.
The following component represents components of Other long-term investments as of December 31, 2023:

	Ownership interest as of December 31,	Ownership interest as of December 31,
	2023	2022	Instrument Held
Investee
CVH LLC Class A	—%	14.1%	Units
CVH LLC Class B	38.4%	38.4%	Units
The Company’s investment in equity method eligible entities are represented on the balance sheet as an asset of $0.1 million and $0.7 million as of December 31, 2023 and December 31, 2022, respectively.
On February 27, 2023, the Company entered into Limited Liability Company Unit Transfer and Joinder Agreements with certain of the Company’s employees and directors (the “Transferees”), pursuant to which (i) the Company transferred all of its Class A Units of CVH (the “Class A Units”), an aggregate of 599,999 Class A Units, to the Transferees as bonus consideration in connection with each Transferee’s services performed for and on behalf of the Company as an employee, as applicable, and (ii) each Transferee became a member of CVH and a party to the Amended and Restated Limited Liability Company Agreement of CVH, dated as of September 30, 2020. The Company recorded approximately $0.7 million of compensation expense for the fair market value of the shares transferred to the Transferees which is included in the operating expenses section of the consolidated statement of operations in the year ended December 31, 2023.
On August 25, 2023, as part of their distribution rights as holders of CVH Class B Units, the Company received 2.5 million warrants in New CXApp. The Company determined that the New CXApp warrants are a level 1 marketable security because the warrants are publically traded on the Nasdaq.

XTI AEROSPACE, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS INPIXON AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022
Cardinal Health Ventures Investment
Nadir Ali, the Company's Chief Executive Officer and director prior to his resignation at the time of the XTI transaction, is also a member in CVH through 3AM, LLC ("3AM"), which may, in certain circumstances, be entitled to manage the affairs of CVH. Mr. Ali’s relationship may create conflicts of interest between Mr. Ali’s obligations to our company and its shareholders and his economic interests and possible fiduciary obligations in CVH through 3AM. For example, Mr. Ali may be in a position to influence or manage the affairs of CVH in a manner that may be viewed as contrary to the best interests of either the Company or CVH and their respective stakeholders. On July 1, 2022, the Company loaned approximately $0.15 million to CVH. The $0.15 million loan was repaid on March 15, 2023.
Fair Value of Financial Instruments
The Company notes that the financial instruments outlined below were a part of the Grafiti Holding Inc. and Grafiti LLC divestitures, which are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented.

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

The Company's assets measured at fair value consisted of the following at December 31, 2023 and December 31, 2022:

	Fair Value at December 31, 2023
	Total Fair Value	Level 1 - Quoted Prices in Active Markets for Identical Assets	Level 2 - Significant Other Observable Inputs	Level 3 - Significant Unobservable Inputs
Assets:
Investments in equity securities	65	54	—	11
Total assets	$65	$54	$—	$11

	Fair Value at December 31, 2022
	Total Fair Value	Level 1 - Quoted Prices in Active Markets for Identical Assets	Level 2 - Significant Other Observable Inputs	Level 3 - Significant Unobservable Inputs
Assets:
Investments in equity securities	330	319	—	11
Total assets	$330	$319	$—	$11

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

The Company noted that there was no change in Level 3 instruments for which significant unobservable inputs were used to determine fair value for the year ended December 31, 2023. The following table is a reconciliation of assets for Level 3

XTI AEROSPACE, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS INPIXON AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022
investments for which significant unobservable inputs were used to determine fair value for the year ended December 31, 2023 (in thousands):

Level 3
Level 3 Investments
Balance at January 1, 2023	$11
Unrealized loss on equity securities	—
Balance at December 31, 2023	$11

The following table is a reconciliation of assets for Level 3 investments for which significant unobservable inputs were used to determine fair value for the year ended December 31, 2022 (in thousands):

Level 3
Level 3 Investments
Balance at January 1, 2022	$1,838
Transfers in - FOXO Technologies, Inc. convertible note	6,050
Transfers in - FOXO Technologies, Inc. original issue discount on convertible note	(550)
Amortization of original issue discount on convertible note	206
Change in fair value on debt securities	791
Transfers out - FOXO Technologies, Inc. conversion of note to marketable equity securities	(6,497)
Unrealized loss on equity securities	(1,827)
Balance at December 31, 2022	$11

Note 27 - Subsequent Events
Equity Purchase Agreement
On February 21, 2024, Inpixon completed the disposition of the remaining portion of the Shoom, SAVES, and GYG business lines and assets ("Grafiti Group Divestiture") that were excluded from the Grafiti Holding Transaction in accordance with the terms and conditions of an Equity Purchase Agreement, dated February 16, 2024, by and among Inpixon (“Seller”), Grafiti LLC, and Grafiti Group LLC (a newly formed entity controlled by Nadir Ali, the Company's CEO and a director) (“Buyer”). Pursuant to the terms of the Equity Purchase Agreement, Buyer acquired from 100% of the equity interest in Grafiti LLC, including the assets and liabilities primarily relating to Inpixon’s Saves, Shoom and Game Your Game business, including 100% of the equity interests of Inpixon India, Grafiti GmbH (previously Inpixon Gmbh) and Game Your Game, Inc. from the Company for a minimum purchase price of $1.0 million paid in two annual cash installments of $0.5 million due within 60 days after December 31, 2024 and 2025. The purchase price and annual cash installment payments will be (i) increased for 50% of net income after taxes, if any, from the operations of Grafiti LLC for the years ended December 31, 2024 and 2025; (ii) decreased for the amount of transaction expenses assumed; (iii) increased or decreased by the amount working capital of Grafiti LLC on the closing balance sheet is greater or less than $1.0 million.
Transition Services Agreement

On February 21, 2024, in connection with the closing of the Grafiti Group Divestiture, Grafiti LLC and the Company entered into a Transition Services Agreement with respect to services to be provided for a period of one year following closing. Pursuant to the agreement, the Company will provide contracted IT and accounting services to Grafiti LLC and Grafiti LLC will provide certain accounting and payroll services, in each case on an hourly as needed basis to ensure the orderly transition of the business.

Sublease Arrangement

XTI AEROSPACE, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS INPIXON AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

The Company and Grafiti LLC arranged for the Company to sublease office space in Palo Alto, CA from Grafiti LLC at a cost of 50% of monthly rent and operating expenses as of February 1, 2024. The cost is estimated at approximately $5,800 per month.
XTI Promissory Note & Security Agreement

As discussed in Note 5, Inpixon is providing loans to XTI on a senior secured basis. On February 2, 2024, Inpixon and XTI executed a further amendment to the XTI Note, dated effective as of January 30, 2024, to increase the Maximum Principal Amount to approximately $4.0 million and to revise the date January 30,2024 in the definition of Maturity Date to March 31, 2024. The Company intends to amend the XTI Promissory Note to extend the term thereof.
XTI Merger
Pursuant to the XTI Merger Agreement, on March 12, 2024 (the “Closing Date”), Merger Sub merged with and into Legacy XTI (the “XTI Merger”), with Legacy XTI surviving the XTI Merger as our wholly-owned subsidiary. Following the effective time of the XTI Merger (the “Effective Time”) on the Closing Date, we amended our articles of incorporation to change our name from "Inpixon" to "XTI Aerospace, Inc." and the combined company opened for trading on the Nasdaq Capital Market on March 13, 2024 under the new ticker symbol “XTIA”.

Shortly prior to the Effective Time, we effected a 1-for-100 reverse split of our outstanding shares of common stock. See Note 15.

At the Effective Time, pursuant to the XTI Merger Agreement, the shares of Legacy XTI common stock outstanding immediately prior to the Effective Time became the right to receive 7,843,668 shares of XTI Aerospace common stock, and the options and warrants to purchase shares of Legacy XTI common stock outstanding immediately prior to the Effective Time were assumed by the Company and became exercisable for approximately 1,068,959 and 382,610 shares of XTI Aerospace common stock, respectively, based on an exchange ratio of 0.0892598 shares of XTI Aerospace common stock for each share of Legacy XTI common stock in accordance with the XTI Merger Agreement. Prior to the Effective Time, Legacy XTI received the consents of certain of its convertible note holders to convert the outstanding balance under their convertible notes, equal to an aggregate outstanding amount of $7,535,701, into shares of Legacy XTI common stock immediately prior to the Effective Time, enabling them to participate in the XTI Merger on the same basis as the other shares of Legacy XTI common stock. Legacy XTI convertible notes in the aggregate remaining principal and interest amount of $51,658, were assumed by the Company at the Effective Time and became convertible into approximately 4,611 shares of XTI Aerospace common stock.

Immediately following the Effective Time, XTI Aerospace had 9,786,801 shares of common stock issued and outstanding, subject to adjustment in connection with rounding associated with the Reverse Stock Split.

On March 12, 2024, the Company, Merger Sub and Legacy XTI entered into a Second Amendment to Merger Agreement (the “Merger Agreement Amendment”). The Merger Agreement Amendment provided, among other things, (i) adjustments for the issuance of shares of the Company’s newly designated non-convertible Series 9 preferred stock (“Series 9 Preferred Stock”) to Streeterville Capital, LLC in the exchange ratio calculation and (ii) the extension of the deadline to file a resale registration statement covering the shares issued in the XTI Merger that were not registered on the Company’s registration statement on Form S-4 filed in connection with the Merger to ten business days after the filing of this Annual Report on Form 10-K.

Following the issuance of shares under the Merger Agreement, Company security holders immediately prior to the Effective Time retained beneficial ownership of approximately 25% of the outstanding common stock of the Company on a fully-diluted basis and Legacy XTI security holders immediately prior to the Effective Time acquired beneficial ownership of shares of common stock amounting to approximately 75% of the outstanding common stock of the Company on a fully-diluted basis.

Financial Advisory Fees in connection with the XTI Merger

Pursuant to the terms of an amended advisory fees agreement among Legacy XTI, the Company and Maxim and in accordance with the XTI Merger Agreement, the Company issued 385,359 registered shares of XTI Aerospace common stock in exchange for shares of Legacy XTI common stock issued to Maxim based on the exchange ratio under the XTI Merger Agreement. Additionally, Maxim will receive $200,000 payable upon the closing of one or more debt or equity financings for which Maxim

XTI AEROSPACE, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS INPIXON AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022
serves as placement agent or underwriter and in which the Company raises minimum aggregate gross proceeds of $10 million following the Effective Time.

Pursuant to its engagement letter with Legacy XTI, dated as of June 7, 2022, as amended (the “Chardan Engagement Letter”) and the XTI Merger Agreement, Chardan Capital Markets (“Chardan”) received a cash payment of $200,000 and 189,037 registered shares of XTI Aerospace common stock (the “Chardan Closing Shares”) in exchange for shares of Legacy XTI common stock issued to Chardan based on the exchange ratio under the XTI Merger Agreement. If within 120 days following the Effective Time, the Company consummates a public offering of securities in which the price per share of XTI Aerospace common stock (“Chardan Qualified Offering price”) is less than the per share price of Inpixon common stock utilized to calculate the number of Chardan Closing Shares, the Company will be required, subject to applicable securities laws, to issue additional shares of XTI Aerospace common stock to Chardan in an amount equal to (i) $1,000,000 minus the product of the number of Chardan Closing Shares and Chardan Qualified Offering Price, divided by (ii) the Chardan Qualified Offeing Price.
Consulting Agreements

On March 12, 2024, the Company entered into a Consulting Agreement with Mr. Nadir Ali (the “Ali Consulting Agreement”), the Company's former Chief Executive Officer. Pursuant to the Ali Consulting Agreement, following the Closing of the XTI Merger, Mr. Ali will provide consulting services to the Company for 15 months or until earlier termination in accordance with its terms. During the Ali Consulting Period, the Company will pay him a monthly fee of $20,000.

In addition, the Company shall pay Mr. Ali (a) the amount of $1,500,000 due three months following the Closing, and (b) the aggregate amount of $4,500,000, payable in 12 equal monthly installments of $375,000 each, starting four months after the Effective Date (the payments described in (a) and (b), each an “Equity Payment”). Each Equity Payment may be made, in Company’s discretion, in (i) cash, (ii) fully vested shares of common stock under the Company’s equity incentive plan , or a combination of cash and Registered Shares. Mr. Ali must continue to provide consulting services to the Company on the date of payment of an Equity Payment to receive the Equity Payment, unless the Company terminates the Ali Consulting Agreement without Company Good Reason or Mr. Ali terminates the Ali Consulting Agreement for Consulting Good Reason, in which case the Equity Payments would become due and payable in full. To the extent all or a portion of an Equity Payment is made in shares, such shares will be valued based on the closing price per share on the date on which the Equity Payment is made.

On March 12, 2024, the Company also entered into a Consulting Agreement with Ms. Wendy Loundermon (the “Loundermon Consulting Agreement”), the Company's former Chief Financial Officer. Pursuant to the Loundermon Consulting Agreement, following the Closing, Ms. Loundermon will provide consulting services to the Company for one year or until earlier termination in accordance with its terms (the “Loundermon Consulting Period”). As compensation for Ms. Loundermon’s consulting services, the Company will pay her (i) $83,333 per month for the first six months of the Loundermon Consulting Period for services she performs on an as-needed basis during the Loundermon Consulting Period regarding the transition of the management of the Company’s financial reporting function to ensure continuity of business operations , and (ii) $300 per hour for services performed on an as needed basis regarding the preparation and filing of Company’s public company financial reporting and compliance matters including accounting, payroll, audit and tax compliance functions.

Series 9 Preferred Stock

On March 12, 2024, the Company filed the Certificate of Designations of Preferences and Rights of Series 9 Preferred Stock (the “Certificate of Designation”), with the Secretary of State of Nevada, designating 20,000 shares of preferred stock, par value $0.001 of the Company, as Series 9 Preferred Stock. Each share of Series 9 Preferred Stock has a stated face value of $1,050.00 (“Stated Value”). The Series 9 Preferred Stock is not convertible into shares of common stock of the Company.

Exchange Agreement

On March 12, 2024, the Company and Streeterville Capital, LLC (the “Note Holder”), the holder of an outstanding promissory note issued on December 30, 2023 (as amended, the “December 2023 Note”), entered into an Exchange Agreement, pursuant to which the Note Holder exchanged the remaining balance of principal and accrued interest under the December 2023 Note in the aggregate amount of $9,801,521 for 9,801.521 shares of Series 9 Preferred Stock, based on an exchange price of $1,000 per share of Series 9 Preferred Stock. Following such exchange and the surrender of the December 2023 Note to the Company, the December 2023 Note is deemed paid in full, automatically canceled, and will not be reissued.

Securities Purchase Agreement

XTI AEROSPACE, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS INPIXON AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

On March 12, 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an entity controlled by the Company’s director and Chief Executive Officer, Mr. Nadir Ali (the “Purchaser”). Pursuant to the Securities Purchase Agreement, the Purchaser purchased 1,500 shares of Series 9 Preferred Stock for a total purchase price of $1,500,000, based on a purchase price of $1,000 per share of Series 9 Preferred Stock.

Warrant Exercise Price Reduction

On March 21, 2024, the Company’s Board of Directors authorized a reduction in the exercise price of the New Warrants issued as part of the warrant inducement (see Note 17) that occurred on December 15, 2023 from $7.324 to $5.13 per share in accordance with the existing terms of such New Warrants.

XTI AEROSPACE, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS INPIXON AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of December 31, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of the last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B: OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2023, as such terms are defined under Item 408(a) of Regulation S-K.

The information set forth below is included herein for the purpose of providing the disclosure required under “Item 1.01 – Entry into a Material Definitive Agreement.” of Form 8-K.

On April 15, 2024, we entered into an amendment (the “Warrant Amendment”), effective as of March 11, 2024, with a counterparty located in the southwest region of the United States (“Counterparty A”) to a warrant to purchase 567,467 shares of our common stock (the “Counterparty A Warrant”), which was originally issued by Legacy XTI on February 2, 2022, amended on April 3, 2022 and assumed by us in connection with the closing of the XTI Merger on March 12, 2024.

The Warrant Amendment modifies the vesting criteria with respect to the shares of common stock underlying the Counterparty A Warrant. As amended by the Warrant Amendment, (i) one-third of the shares represented by the Counterparty A Warrant vested upon the execution and delivery of the conditional aircraft purchase contract (the “Aircraft Purchase Agreement”), dated February 2, 2022, by and between Legacy XTI and Counterparty A, relating to the purchase of 100 TriFan 600 aircraft, (ii) one-sixth of the shares vested on March 11, 2024 and (iii) one-third of the shares will vest upon the acceptance of delivery and final purchase of the first TriFan 600 aircraft by Counterparty A pursuant to the Aircraft Purchase Agreement. The Warrant Amendment requires the parties to agree on an initial strategic public and industry announcement within 90 days of March 11, 2024 or such other time as the parties may mutually agree.

The foregoing description of the Warrant Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Warrant Amendment, a copy of which is filed as Exhibit 4.31 hereto and is incorporated herein by reference.

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

Name	Age	Position
Scott Pomeroy	62	Chief Executive Officer, Chairman and Director
Brooke Turk	58	Chief Financial Officer
Michael Hinderberger	62	Chief Executive Officer, XTI Aircraft Company
Soumya Das	51	Chief Executive Officer, Real Time Location System Division, and Director
David Brody	75	Director
Kareem Irfan	63	Director

Scott Pomeroy, Chairman and Chief Executive Officer. Mr. Pomeroy served as Legacy XTI's Chief Financial Officer under a consulting arrangement since July 1, 2022 and as a director of Legacy XTI since February 2023 and was appointed as our Chief Executive Officer and as Chair of the Board effective as of the effective time of the XTI Merger. Mr. Pomeroy has served on several boards of directors, including the board of directors of AVX Aircraft Company since 2009. Mr. Pomeroy was the CFO of Dex Media, overseeing equity and debt capital raises of more than $10 billion, and was CEO and founder of Local Insight Media. He also co-founded Gen3 Financial Services, a boutique merchant bank providing financial and business advisory services in connection with capital raising to clients in a variety of industries including aerospace. He led capital raising efforts for a $50 million fund in 2021-22. Mr. Pomeroy began his career at KPMG Peat Marwick. He has a BBA in Accounting from the University of New Mexico and is a Certified Public Accountant.

We believe that Mr. Pomeroy’s over 35 years’ experience in launching new businesses, raising capital, and serving as founder and CEO, President, and Chief Financial Officer of several companies qualifies him to serve on our Board.

Brooke Turk, Chief Financial Officer. Ms. Turk served as a consultant for Legacy XTI since August 2023 and was appointed as our Chief Financial Officer effective as of the effective time of the XTI Merger. Ms. Turk has provided CFO services to multiple companies as a member of Springboard Ventures since August 2011. Ms. Turk has acted as the chief financial officer or fractional chief financial officer of several businesses, including MADSKY from March 2017 to October 2018, The Champion Group from April 2020 to present, Catalyst Solutions from February 2022 to March 2023, and CB Scientific, Inc. from November 2021 to present. Over her 32-year career, Ms. Turk has played a key role in multiple corporate transactions — including mergers, acquisitions and divestitures; restructures and reorganizations; debt and equity capital raises, a Chapter 11 bankruptcy and an IPO. Ms. Turk began her career at Arthur Andersen. She received a Master of Science in Business Administration from Colorado State University and a Bachelor of Arts in Organizational Communication from Western Colorado University and is a Certified Public Accountant..

Michael Hinderberger, Chief Executive Officer of XTI Aircraft Company. Mr. Hinderberger was named Chief Executive Officer of Legacy XTI on July 1, 2022 after serving as Legacy XTI’s SVP of Engineering and Technology since July 2021. He is responsible for all matters related to the development of the TriFan 600 aircraft and Legacy XTI's operations. Prior to joining Legacy XTI, from 2014 to 2021 he was Chief Engineer for Aerion Supersonic Corporation where he was instrumental in transitioning the Aerion AS-2 aircraft from an R&D project into a full-scale development program. Mr. Hinderberger has led major development projects at Gulfstream, Hawker Beechcraft, Rolls Royce, and Piper Aircraft. Mr. Hinderberger has a Bachelor of Science degree in Mechanical Engineering from the University of Cincinnati and a Master of Science degree in Technical Management from Embry Riddle Aeronautical University.

Soumya Das, Chief Executive Officer of Real Time Location System Division and Director. Mr. Das served as our Chief Operating Officer from February 2018 until the effective time of the XTI Merger, and was appointed as the Chief Executive Officer of Real Time Location System Division and a member of our Board effective as of the effective time of the XTI Merger. Mr. Das also currently serves as the Managing Director of our wholly owned subsidiary Inpixon GmbH and its wholly owned subsidiary IntraNav GmbH. He previously served as our Chief Marketing Officer from November 2016 until March 2021. Prior to joining the Company, from November 2013 until January 2016, Mr. Das was the Chief Marketing Officer of Identiv, a security technology company. From January 2012 until October 2013, Mr. Das was the Chief Marketing Officer of SecureAuth, a provider of multi-factor authentication, single sign-on, adaptive authentication and self-services tools for different applications. Prior to joining SecureAuth, Mr. Das was the Vice President, Marketing and Strategy of CrownPeak, a provider of web content management solutions, from April 2010 until January 2012. Mr. Das has also served as a member of the board of Museum on Mile since January 4, 2019. Mr. Das earned an MBA from Richmond College, London, United Kingdom, and Bachelor of Business Management from Andhra University in India.

We believe that Mr. Das’s experience in managing and operating high growth public companies qualifies him to serve on our Board.

Non-Executive Directors

David Brody, Director. Mr. Brody is the founder of Legacy XTI, previously served as its Chairman of its Board and was appointed as a member of our Board effective as of the effective time of the XTI Merger. He designed the initial TriFan 600 configuration, technology and performance objectives. He formed the initial leadership team, filed for patents and began development of the TriFan aircraft in 2014. Mr. Brody is also the founder of the advanced technology helicopter company, AVX Aircraft Company (an engineering design and U.S. defense contractor) and was its Chairman and Chief Executive Officer until 2013 and continues to serve on the AVX board. Mr. Brody, a lawyer, practiced law in Denver from 1974 to 2021, including with the international law firm, Hogan Lovells US LLP from 2013-2021. An inventor, he holds several patents for inventions in aircraft technology and other fields. He has a Bachelor of Arts degree in Political Science and Philosophy from the University of Colorado in Boulder, and a Juris Doctorate from American University Law School in Washington D.C.

We believe that Mr. Brody’s experience in the legal field, in the aerospace industry and as a founder of XTI qualifies him to serve on the combined company’s board of directors.

Kareem Irfan, Director. Mr. Irfan has served as a member of our Board since July 2014. Mr. Irfan has been Chicago-based CEO (Global Businesses) since 2013 of Cranes Software International Limited (Cranes), a group of multinational corporations providing IT, Big-Data Analytics, Business Intelligence & Tech-Education services. Mr. Irfan previously served as Chief Strategy Officer for Cranes; a General Counsel for Schneider Electric (a Paris-based global leader in energy management) from 2005 to 2011; a Chief Counsel for Square D (US), and practiced IP law at two international. law firms in the US. He also advises global corporate, NGOs, NPOs and ed-institutions on M&A strategies, CSG/SRI, strategic sustainability & governance, inter-faith bridge-building, diversity/cultural sensitivity, international collaborations, and industry-oriented management/Leadership programs. Mr. Irfan is a graduate of DePaul University College of Law, holds a MS in Computer Engineering from the University of Illinois, and a BS in Electronics Engineering from Bangalore University.

Mr. Irfan’s extensive experience in advising information technology companies, managing corporate governance and regulatory management policies, including over 30 years as a business strategist and over fifteen years of executive management leadership give him strong qualifications and skills to serve on our Board.
Family Relationships

There are no family relationships between any of our directors and executive officers.
Our Board
Our Board may establish the authorized number of directors from time to time by resolution. The current authorized number of directors is five (5). In accordance with the terms of our bylaws, as amended, our Board is divided into three classes, Class I, Class II and Class III, with members of each class serving staggered three-year terms. Upon the expiration of the term of a class of directors, directors in that class will be eligible to be elected for a new three-year term at the annual meeting of stockholders in the year in which their term expires. The directors are divided among the three classes as follows:
•the Class I directors are Scott Pomeroy and Soumya Das, and their terms will expire at our annual meeting of stockholders to be held in 2024;
•the Class II director is Kareem Irfan, and his term will expire at our annual meeting of stockholders to be held in 2025; and
•the Class III director is David Brody and his term will expire at our annual meeting of stockholders to be held in 2026.

We expect that any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The division of our Board into three classes with staggered three-year terms may delay or prevent a change of our’s management or a change in control. We expect that in the first meeting of the newly comprised Board following the closing of the XTI Merger, the Board will reevaluate board committee chairs and composition.
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
Our Board held four (4) meetings during 2023 and acted through twenty-one (21) written consents. No member of our Board attended fewer than 75% of the aggregate of (i) the total number of meetings of the Board (held during the period for which he or she was a director) and (ii) the total number of meetings held by all committees of the Board on which such director served (held during the period that such director served). Members of our Board are invited and encouraged to attend our annual meeting of stockholders.
Independence of Directors
In determining the independence of our directors, we apply the definition of “independent director” provided under the listing rules of Nasdaq. Pursuant to these rules, the Board has determined that all of the directors currently serving on the Board are independent within the meaning of Nasdaq Listing Rule 5605 with the exception of Scott Pomeroy and Soumya Das, who are executive officers.
Committees of our Board
The Board has three standing committees: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee. We expect that the newly comprised Board following the closing of the XTI Merger will reevaluate board committee chairs and composition.
Audit Committee
The Audit Committee consists of David Brody and Kareem Irfan, both of whom are “independent” as defined under section 5605(a)(2) of the Nasdaq Listing Rules. The Board has determined that Mr. Irfan qualifies as an “audit committee financial expert” as defined in the rules of the SEC. The Audit Committee operates pursuant to a charter, which can be viewed on our website at http://www.xtiaerospace.com (under “Investors”). The Inpixon Audit Committee met four (4) times during 2023. All members attended more than 75% of such committee meetings. The primary role of the Audit Committee is to:
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
The Audit Committee is authorized to establish procedures to receive, address, monitor, and retain complaints arising out of accounting and auditing matters. As it deems appropriate, the Audit Committee is authorized to engage outside auditors, counsel, or other experts. A copy of the charter of the Audit Committee is available on our website at http://www.xtiaerospace.com (under "Investors").

Leonard Oppenheim, a former independent director and the former Chairman of the Audit Committee, resigned from the Board effective as of March 31, 2024. On April 4, 2024, the Company received a notification letter from the Listing Qualifications Department of Nasdaq that due to Mr. Oppenheim's resignation, the Company no longer complies with Nasdaq’s independent director and audit committee requirements as set forth in Listing Rule 5605 as the Board is not comprised of a majority of “independent directors” (as that term is defined in Nasdaq Listing Rule 5605(a)(2)) as required by Nasdaq Listing Rule 5605(b)(1) and the Audit Committee is not comprised of at least three independent directors as required by Nasdaq Listing Rule 5605(c)(2)(A). Consistent with Nasdaq Listing Rules 5605(b)(1)(A) and 5605(c)(4), Nasdaq has provided the Company a cure period in order to regain compliance (i) until the earlier of the Company’s next annual shareholders’ meeting or March 31, 2025, or (ii) if the next annual shareholders’ meeting is held before September 27, 2024, then the Company must evidence compliance no later than September 27, 2024. The Company intends to appoint an additional independent director to the Board and the Audit Committee prior to the end of the cure period. In addition, the Company will appoint a new Chairman of the Audit Committee as expeditiously as possible.
Compensation Committee
The Compensation Committee consists of Kareem Irfan and David Brody each of whom are “independent” as defined in section 5605(a)(2) of the Nasdaq Listing Rules. Mr. Brody is the current Chairman of the Compensation Committee. The Inpixon Compensation Committee met four (4) times during 2023. All members attended 75% or more of such committee meetings. The primary role of the Compensation Committee is to:
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
A copy of the charter of the Compensation Committee is available on our website at http://www.xtiaerospace.com (under “Investors”).
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

Nominating and Corporate Governance Committee
The Nominating and Corporate Governance Committee, or the “Governance Committee,” consists of David Brody, who is “independent” as defined in section 5605(a)(2) of the Nasdaq Listing Rules. Mr. Brody is the Chairman of the Governance Committee. The Nominating and Corporate Governance Committee did not meet in person during 2023 and acted by written consent one (1) time during 2023. The role of the Governance Committee is to:
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
A copy of the charter of the Governance Committee is available on our website at http://www.xtiaerospace.com (under “Investors”).
Stockholder Communications

Two-way communication is important for maintaining transparency and resolving any grievances with stockholders. Stockholders may communicate with the members of the Board, either individually or collectively, by writing to the Board at 8123 InterPort Blvd., Suite C, Englewood, Colorado 80112. These communications will be reviewed by the Secretary as agent for the non-employee directors in facilitating direct communication to the Board. The Secretary will treat communications containing complaints relating to accounting, internal accounting controls, or auditing matters as reports under our Whistleblower Policy. Further, the Secretary will disregard communications that are bulk mail, solicitations to purchase products or services not directly related either to us or the non-employee directors’ roles as members of the Board, sent other than by stockholders in their capacities as such or from particular authors or regarding particular subjects that the non-employee directors may specify from time to time, and all other communications which do not meet the applicable requirements or criteria described below, consistent with the instructions of the non-employee directors.
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
Code of Business Conduct and Ethics
The Board has adopted a code of business conduct and ethics (the “Code”) designed, in part, to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with or submits to the SEC and in the Company’s other public communications, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of Code violations to an appropriate person or persons, as identified in the Code and accountability for adherence to the Code. The Code applies to all directors, executive officers and employees of the Company. The Code is periodically reviewed by the Board. A copy of the Code is available on our website at http://www.xtiaerospace.com (under "Investors"). In the event we determine to amend or waive certain provisions of the Code, we intend to disclose such amendments or waivers on our website within four (4) business days following such amendment or waiver or as otherwise required by the Nasdaq Listing Rules.
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
Board Leadership Structure
Our Board does not have a policy regarding the separation of the roles of Chief Executive Officer and Chairman of the Board, as our Board believes it is in the best interest of the Company to make that determination based on the position and direction of the Company and the membership of the Board.
Our Board has determined that having an employee director serve as Chairman is in the best interest of our stockholders at this time because of the efficiencies achieved in having the role of Chief Executive Officer and Chairman combined, and because the detailed knowledge of our day-to-day operations and business that the Chief Executive Officer possesses greatly enhances the decision-making processes of our board of directors as a whole.

The Chairman of the Board and the other members of the Board work in concert to provide oversight of our management and affairs. Our Board encourages communication among its members and between management and the Board to facilitate productive working relationships. Working with the other members of the Board, our Chairman also strives to ensure that there is an appropriate balance and focus among key board responsibilities such as strategic development, review of operations and risk oversight.

ITEM 11: EXECUTIVE COMPENSATION
Set forth below is information regarding the historical compensation of certain Inpixon executive officers prior to the completion of the XTI Merger. In addition, set forth below is information regarding the historical compensation of Legacy XTI executive officers prior to completion of the XTI Merger, and employment and compensatory arrangements we have made with our executive officers following the completion of the XTI Merger, both of which we are voluntarily providing.
Inpixon Executive Compensation
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

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)(1)		All Other Compensation ($)		Total ($)
Nadir Ali,	2023	$280,000	$2,451,225	(5)	$—	$—		$754,399	(3)	$3,485,624
Former Chief Executive Officer	2022	$280,000	$220,000		$—	$370,005	(1)	$294,610	(3)	$1,164,615

Soumya Das	2023	$312,000	$288,863		$—	$—		$106,897	(2)	$707,760
Former Chief Operating Officer	2022	$312,000	$280,838		$—	$185,023	(1)	$12,000	(2)	$789,861

Wendy Loundermon	2023	$300,000	$530,175	(6)	$—	$—		$203,035	(4)	$1,033,210
Former Chief Financial Officer	2022	$300,000	$150,000		$—	$185,023	(1)	$24,519	(4)	$659,542
(1)The fair value of employee option grants are estimated on the date of grant using the Black-Scholes option pricing model with key weighted average assumptions, expected stock volatility and risk free interest rates based on US Treasury rates from the applicable periods.
(2)The 2022 amount represents automobile allowance. The 2023 amount includes a $12,000 automobile allowance and CVH unit grants valued at $94,897, which is the fair market value at the date of grant.
(3)The 2022 amount includes $54,611 of accrued vacation paid as compensation, a $12,000 automobile allowance and a $227,999 housing allowance. The 2023 amount includes $51,970 of accrued vacation paid as compensation, a $12,000 automobile allowance, a $227,999 housing allowance, and CVH unit grants valued at $462,430, which is the fair market value at the date of grant.
(4)The 2022 amount represents accrued vacation paid as compensation. The 2023 amount includes $21,635 of accrued vacation paid as compensation and CVH unit grants valued at $181,400, which is the fair market value at the date of grant.
(5)    Bonus earned under Completed Transaction Bonus Plan.
(6)    Bonus earned under Completed Transaction Bonus Plan and employment agreement.
Outstanding Equity Awards at Fiscal Year-End
There were no outstanding unexercised options, unvested stock, and/or equity incentive plan awards issued to our Named Executive Officers as of December 31, 2023.
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

On February 27, 2023, the Company entered into a Limited Liability Company Unit Transfer and Joinder Agreement with Mr. Ali, pursuant to which (i) the Company transferred 219,999 Class A Units of Cardinal Venture Holdings LLC, a Delaware limited liability company (“CVH”), to Mr. Ali in connection with Mr. Ali’s services performed for and on behalf of the Company as an employee and a director of the Company and (ii) Mr. Ali became a member of CVH and a party to the Amended and Restated Limited Liability Company Agreement of CVH, dated as of September 30, 2020 (the “CVH LLC Agreement”). The fair market value of the Class A Units at the date of grant is $462,430. In addition, Mr. Ali beneficially owned membership interests in CVH through 3AM LLC, a Delaware limited liability company and a founding member of CVH. CVH was dissolved as of December 31, 2023.

On March 12, 2024, the Company and Mr. Ali entered into an amendment (the “Ali Employment Agreement Amendment”) to Mr. Ali’s Amended and Restated Employment Agreement dated May 15, 2018, to provide for payment of his cash severance thereunder on or as soon as practicable following the date that is 21 days following the XTI Merger.

Mr. Ali was also a participant of the Completed Transaction Bonus Plan pursuant to which he received a cash bonus in an aggregate amount of 3.5% of the $70,350,000 transaction value of the Enterprise Apps Spin-off.
Mr. Ali is a participant of the Contemplated Transaction Plan pursuant to which he is eligible for (a) a cash bonus in an aggregate amount of 3.5% of the transaction value attributed to a Contemplated Transaction less $6.5 million; (b) a cash bonus in an aggregate amount equal to 100% of his aggregate annual base salary and target bonus amount following the closing of a Contemplated Transaction and (c ) an award (the “Award”) of fully vested shares of Company common stock (“Shares”) issued under the Inpixon 2018 Employee Stock Incentive Plan or any successor equity incentive plan adopted by the Company (the “Equity Plan”) on the date that is three (3) months following the Closing of the XTI Merger (the “Grant Date”) covering a number of shares having a fair market value (based on the closing price per Share on the Grant Date) equal to $1,023,600. Notwithstanding the foregoing, Nadir Ali shall not be eligible to receive the Award if his Consulting Agreement with the Company dated as of March 12, 2024 (the “Consulting Agreement”), terminates before the Grant Date due to (a) Company Good Reason (as defined in the Consulting Agreement) or (b) termination by Nadir Ali for any reason other than Consultant Good Reason (as defined in the Consulting Agreement). The XTI Merger is a Contemplated Transaction. (See Part II, Item 7, "Recent Events - Transaction Bonus Plan in connection with Future Strategic Transactions" for a description of the Contemplated Transaction Plan.)
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

On February 27, 2023, the Company entered into a Limited Liability Company Unit Transfer and Joinder Agreement with Mr. Das, pursuant to which (i) the Company transferred 50,000 Class A Units of CVH to Mr. Das in connection with Mr. Das’ services performed for and on behalf of the Company as an employee of the Company and (ii) Mr. Das became a member of CVH and a party to the CVH LLC Agreement. The fair market value of the Class A Units at the date of grant is $94,897. CVH was dissolved as of December 31, 2023.

Mr. Das is a participant of the Contemplated Transaction Plan pursuant to which he is eligible for a cash bonus in an aggregate amount equal to 100% of his aggregate annual base salary and target bonus amount following the closing of a Contemplated Transaction and any applicable Qualifying Transaction. The XTI Merger qualifies as a Contemplated Transaction. (See Part II, Item 7, "Recent Events - Transaction Bonus Plan in connection with Future Strategic Transactions" for a description of the Contemplated Transaction Plan.)
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

On February 27, 2023, the Company entered into a Limited Liability Company Unit Transfer and Joinder Agreement with Ms. Loundermon, pursuant to which (i) the Company transferred 100,000 Class A Units of CVH to Ms. Loundermon in connection with Ms. Loundermon’s services performed for and on behalf of the Company as an employee and a director of the Company and (ii) Ms. Loundermon became a member of CVH and a party to the CVH LLC Agreement. The fair market value of the Class A Units at the date of grant is $181,400. CVH was dissolved as of December 31, 2023.

On March 12, 2024, the Company and Ms. Loundermon entered into an amendment (the “Loundermon Employment Agreement Amendment”) to Ms. Loundermon’s Employment Agreement dated October 1, 2014 (as amended), to provide for payment of her cash severance thereunder on or as soon as practicable following the date that is 21 days following the XTI Merger.
Ms. Loundermon was also a participant of the Completed Transaction Bonus Plan pursuant to which she received a cash bonus in an aggregate amount of 0.5% of the $70,350,000 transaction value of the Enterprise Apps Spin-off.
Ms. Loundermon is a participant of the Contemplated Transaction Plan pursuant to which she is eligible for (a) a cash bonus in an aggregate amount of 0.5% of the transaction value attributed to a Contemplated Transaction and (b) a cash bonus in an aggregate amount equal to 100% of her aggregate annual base salary and target bonus amount following the closing of a Contemplated Transaction. The XTI Merger qualifies as a Contemplated Transaction. (See Part II, Item 7, "Recent Events - Transaction Bonus Plan in connection with Future Strategic Transactions" for a description of the Contemplated Transaction Plan.)

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

Amount of Shares of Common Stock. The number of shares of our common stock available for issuance under the 2018 Plan as of April 3, 2024 is 64,146,695, which number is automatically increased on the first day of each quarter through October 1, 2028, by a number of shares of common stock equal to the least of (i) 3,000,000 shares, (ii) twenty percent (20%) of the outstanding shares of common stock on the last day of the immediately preceding calendar quarter, or (iii) such number of shares that may be determined by the Board. The amount of shares available for issuance is not adjusted in connection with a change in the outstanding shares of common stock by reason of stock dividends, stock splits, reverse stock splits, recapitalizations, mergers, consolidations, combinations or exchanges of shares, separations, reorganizations or liquidations; provided; however, that in no event will the Company issue more than 120,000,000 shares of common stock under the 2018 Plan, including the maximum amount of shares of common stock that may be added to the 2018 Plan in accordance with the automatic quarterly increases.
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
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information as of December 31, 2023 regarding the shares of our common stock to be issued upon exercise of outstanding options or available for issuance under equity compensation plans and other compensation arrangements that were (i) adopted by our security holders and (ii) were not approved by our security holders.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)		Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders	1,063	(1)	$730,081.00	62,162,810	(2)
Equity compensation plans not approved by security holders	—		$—	—
Total	1,063		$730,081.00	62,162,810
(1)Represents 9 shares of common stock that may be issued pursuant to outstanding stock options granted under the 2011 Plan and 1,054 shares of common stock that may be issued pursuant to outstanding stock options granted under the 2018 Plan.
(2)Represents 0 shares of common stock available for future issuance in connection with equity award grants under the 2011 Plan and 62,162,813 shares of common stock available for future issuance in connection with equity award grants under the 2018 Plan.

Legacy XTI Executive Compensation

Legacy XTI’s named executive officers for 2023 are:

•Scott Pomeroy - Mr. Pomeroy is our current Chief Executive Officer. Mr. Pomeroy was appointed as Legacy XTI's Chief Financial Officer in July 2022.

•Michael Hinderberger - Mr. Hinderberger is Legacy XTI's current Chief Executive Officer. Mr. Hinderberger was Legacy XTI's “Principal Executive Officer” at the end of 2022. Mr. Hinderberger was serving as Legacy XTI's SVP of Engineering and Technology beginning August 2021 until he was named CEO on July 1, 2022.

We refer to these executives as the Legacy XTI named executive officers.

Legacy XTI Executive Compensation Program Overview

Legacy XTI's compensation program had two primary objectives: (1) to attract, motivate and retain our employees and (2) to align their interests with those of our stockholders.

Base Salary. Base salaries were intended to provide a level of compensation sufficient to attract and retain an effective management team, when considered in combination with the other components of the executive compensation program. In general, Legacy XTI provided a base salary level designed to reflect each executive officer’s scope of responsibility and accountability. Please see the “Base Salary” column in the Summary Compensation Table for the base salary amounts received by each Legacy XTI named executive officer in 2023 and 2022.

Bonus. No Legacy XTI named executive officers received or earned cash or non-cash bonuses with respect to fiscal year 2023.

Alignment of interests. Each of Legacy XTI's named executive officers has received certain equity awards as a form of long-term incentive compensation, which Legacy XTI believed served to align the interests of its employees with those of iequity holders.

Summary Compensation Table

The following table sets forth information about the annual compensation of the Legacy XTI named executive officers during our last two completed fiscal years.

Name	Year	Base Salary ($)	Cash Bonus ($)	Option Awards(1) ($)	Total compensation ($)
Legacy XTI Named Executive Officers:
Scott Pomeroy	2023	$210,000	$—	$—	$210,000
(Chief Financial Officer)(2)	2022	$105,000	$—	$6,358	$111,358

Michael Hinderberger	2023	$350,000	$—	$356,360	$706,360
(Chief Executive Officer)	2022	$337,500	$—	$2,234,590	$2,572,090
____________
(1) Stock option awards are reported at grant date fair value in the year granted, in accordance with FASB ASC Topic 718.
(2) Mr. Pomeroy was appointed as Legacy XTI's Chief Financial Officer in July 2022.

Legacy XTI Employment Agreements

Scott Pomeroy - Mr. Pomeroy entered into a consulting agreement dated July 1, 2022, as amended effective January 1, 2023, that provided for his engagement as Legacy XTI’s Chief Financial Officer. The agreement provided that Mr. Pomeroy receive a monthly compensation of $17,500. Pursuant to the consulting agreement and in connection with the closing of the XTI Merger, Mr. Pomeroy received 4,000,000 shares of Legacy XTI common stock. Upon closing of the XTI Merger, these Legacy XTI shares were exchanged for 357,040 shares of XTI Aerospace common stock in accordance with the exchange ratio pursuant to the XTI Merger Agreement. Effective upon closing time of the XTI Merger, Mr. Pomeroy was appointed as XTI Aerospace's Chief Executive Officer. It is anticipated that the Company and Mr. Pomeroy will enter into an employment agreement on terms to be approved by the Board but which are expected to provide for an annual base salary of approximately $400,000 and a cash bonus target in an amount of up to 150% of base salary upon the satisfaction of certain performance criteria and milestones which shall be determined and approved by the Compensation Committee.

Michael Hinderberger - Mr. Hinderberger entered into an employment agreement dated July 1, 2022 that provides for his employment as Legacy XTI’s Chief Executive Officer. The agreement provides that Mr. Hinderberger will receive an annual base salary of $350,000, which may be increased by the board of directors. Mr. Hinderberger is also entitled to receive an annual bonus up to $350,000 based on achieving financing goals (40%) and TriFan 600 aircraft development milestones (60%) as outlined in the agreement. The calculated annual bonus payout amount is subject to approval by Legacy XTI's board of directors. Mr. Hinderberger’s employment agreement term ends on July 31, 2024 and automatically renews thereafter for one additional one-year period unless either party provides at least 60 days’ prior notice of non-renewal. The agreement provides that if Mr. Hinderberger is terminated without cause (other than due to death or disability) or if he resigns for good reason (as such terms are defined in the agreement), then Mr. Hinderberger will be entitled to (i) a cash payment equal to 12 months of base salary in effect at the time of termination and (ii) a cash payment for any unused vacation at the time of termination. In addition, and if Mr. Hinderberger is terminated for good reason, he is entitled to receive reimbursements of COBRA premium cost applicable to Mr. Hinderberger (and any dependents) for a period of six months after termination of employment. The agreement contains customary confidentiality obligations, non-solicitation and non-competition restrictions.

401(k) Plan

Legacy XTI maintains a qualified 401(k) savings plan that provides eligible employees with an opportunity to save for retirement on a tax advantaged basis. For the year ending December 31, 2023, Legacy XTI did not make matching employer contributions to the 401(k) plan on behalf of Michael Hinderberger.

Option Awards

During fiscal years 2023 and 2022, the Legacy XTI named executive officers were awarded the following stock options:

Name	Grant Date	Number of Options	Option Exercise Price ($)	Date of Exercisability
Scott Pomeroy	12/31/2022	6,000	1.67	100% on Grant Date
Michael Hinderberger	03/10/2022	50,000	1.75	100% on Grant Date
Michael Hinderberger	07/01/2022	1,000,000	1.67	100% on Grant Date
Michael Hinderberger	07/01/2022	1,000,000	1.67	100% on Jan 1, 2023
Michael Hinderberger	03/22/2023	800,000	1.67	Performance Vesting

Outstanding Option Awards at Fiscal Year-End

The following table sets forth information about the outstanding stock options of the named executive officers as of our last completed fiscal year-end:

Name	Grant Date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) un-exercisable	Option Exercise Price ($)	Option expiration date
Scott Pomeroy	12/31/2022	6,000	-	1.75	12/31/2032
Michael Hinderberger	12/28/2021	171,429	-	1.75	12/28/2031
Michael Hinderberger	03/10/2022	50,000	-	1.75	03/10/2032
Michael Hinderberger	07/01/2022	1,000,000	-	1.67	07/01/2032
Michael Hinderberger	07/01/2022	1,000,000	-	1.67	07/01/2032
Michael Hinderberger	03/22/2023	-	800,000	1.67	03/22/2033
Michael Hinderberger	08/01/2021	200,000	300,000	1.75	08/01/2031

Executive Compensation Arrangements - Post-Closing Arrangements

As of the Effective Time, the Board appointed Scott Pomeroy as our Chief Executive Officer of the Company, Brooke Turk as our Chief Financial Officer, and Soumya Das as the Chief Executive Officer of Real Time Location System Division. Michael Hinderberger continued in his role as Chief Executive Officer of XTI Aircraft Company.

We intend to develop an executive compensation program that is designed to align compensation with our business objectives and the creation of stockholder value, while enabling us to attract, motivate and retain individuals who contribute to the long-term success of the combined company. We intend to enter into employment agreements with our executive officers that are consistent with that program. Decisions on the executive compensation program will be made by the compensation committee of the board of directors. Our employment agreements with Messrs. Das and Hinderberger are still in effect as of the date of this report. Until we enter into a new employment agreement with Mr. Pomeroy, he will continue to receive compensation in accordance with the terms of his existing consulting agreement.

Incentive Plan

Under our 2018 Plan, we are authorized to grant cash and equity incentive awards to eligible employees, consultants, and non-employee directors in order to attract, motivate and retain the talent for which we compete.
Inpixon Director Compensation
The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Directors in the year ended December 31, 2023 except Nadir Ali and Wendy Loundermon, whose aggregate compensation information has been disclosed above.

Name	Fees Earned or paid in cash ($)	Stock awards ($)	Option awards ($) (1)	Non-equity Incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Leonard Oppenheim (2)	$53,500	—	$—	—	—	$—	$53,500
Kareem Irfan	$170,500	—	$—	—	—	$—	$170,500
Tanveer Khader	$44,500	—	$—	—	—	$—	$44,500
(1) The fair value of the director option grants are estimated on the date of grant using the Black-Scholes option pricing model with key weighted average assumptions, expected stock volatility and risk free interest rates based on US Treasury rates from the applicable periods.
(2) Leonard Oppenheim resigned from the Board, effective as of March 31, 2024.
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

During the year ended December 31, 2023, no independent director was awarded any stock options or restricted stock awards.

Legacy XTI Director Compensation

Historically, Legacy XTI did not pay cash or equity compensation to any of its directors for their services as directors. Commencing on January 1, 2022, we agreed to pay David Brody $10,000 per month for providing legal and strategic consulting services to XTI. Legacy XTI reimbursed its directors for reasonable expenses incurred during the course of their performance.
ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information as of April 3, 2024, regarding the beneficial ownership of our common stock by the following persons:

•our Named Executive Officers;
•each director;
•all of our executive officers and directors as a group; and
•each person or entity who, to our knowledge, owns more than 5% of our common stock.
Except as indicated in the footnotes to the following table, subject to applicable community property laws, each stockholder named in the table has sole voting and investment power. Unless otherwise indicated, the address for each stockholder listed is c/o XTI Aerospace, Inc., 8123 InterPort Blvd., Suite C, Englewood, Colorado 80112. Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of April 3, 2024, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding the options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder. The information provided in the following table is based on our records, information filed with the SEC, and information furnished by our stockholders.

Name of Beneficial Owner	Amount and nature of beneficial ownership		Percent of Class(1)
Named Executive Officers and Directors
Dave Brody	2,497,799	(2)	25.18%
Scott Pomeroy	357,574	(3)	3.60%
Brooke Turk	—		*
Michael Hinderberger	216,136	(4)	2.13%
Soumya Das	—		*
Kareem Irfan	1		*
Nadir Ali	643	(5)	*
Wendy Loundermon	70		*
All current executive officers and directors as a group (7 persons)	3,071,510	(6)	30.30%

Greater than 5% shareholders
Robert Denehy	812,025		8.19%
NMV Aero Technologies LLC	667,099	(7)	6.71%
Daniel Potter	1,020,564		10.29%
*Represents beneficial ownership of less than 1%.
(1)Based on 9,919,411 shares outstanding as of April 3, 2024.
(2)Includes (i) 1,338,897 shares of common stock held indirectly through the Jason S. Brody 2019 Trust, of which Mr. Brody is the trustee, (ii) 843,505 shares of common stock held indirectly through the David E. Brody 2019 Spousal Trust, of which Susan R. Brody, Mr. Brody's spouse is the trustee, (iii) 49,093 shares held by Susan R. Brody, and (iv) 266,304 shares of common stock held directly by David Brody.
(3)Includes (i) 357,039 shares of common stock held of record by Mr. Pomeroy, and (ii) 535 shares of common stock issuable upon exercise of options exercisable within 60 days of April 3, 2024.
(4)Includes 216,136 shares of common stock issuable upon exercise of options exercisable within 60 days of April 3, 2024.
(5)Includes (i) 641 shares of common stock held of record by Nadir Ali, (ii) 1 share of common stock held of record by Lubna Qureishi, Mr. Ali’s wife, and (iii) 1 share of common stock held of record by the Qureishi Ali Grandchildren Trust, of which Mr. Ali is the joint-trustee (with his wife Lubna Qureishi) of the Qureishi Ali Grandchildren Trust and has shared voting and investment control over the shares held. Mr. Ali also indirectly owns 1,500 shares of Series 9 Preferred Stock through 3AM Investments LLC that are not included in this table because they are not convertible into common stock, have no voting rights except as required by law, and are not registered under Section 12 of the Exchange Act.
(6)Excludes beneficial ownership of Mr. Ali, our former Chief Executive Officer, and Ms. Loundermon, our former Chief Financial Officer. Includes (i) 672,437 shares of common stock held directly, or by spouse or relative, (ii) 2,182,402 shares of common stock held of record by entities, and (iii) 216,671 shares of common stock issuable upon exercise of options exercisable within 60 days of April 3, 2024.
(7)Includes (i) 649,249 shares of common stock and (ii) 17,850 shares of common stock issuable upon exercise of warrants exercisable within 60 days of April 3, 2024.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Review, Approval or Ratification of Transactions with Related Persons.
The Board reviews issues involving potential conflicts of interest, and reviews and approves all related party transactions, including those required to be disclosed as a “related party” transaction under applicable federal securities laws. The Board has not adopted any specific procedures for conducting reviews of potential conflicts of interest and considers each transaction in light of the specific facts and circumstances presented. However, to the extent a potential related party transaction is presented to the Board, the Company expects that the Board would become fully informed regarding the potential transaction and the interests of the related party, and would have the opportunity to deliberate outside of the presence of the related party. The Company expects that the Board would only approve a related party transaction that was in the best interests of the Company, and further would seek to ensure that any completed related party transaction was on terms no less favorable to the Company than could be obtained in a transaction with an unaffiliated third party. Other than as described below, no transaction requiring disclosure under applicable federal securities laws occurred during fiscal year 2023 that was submitted to the Board for approval as a “related party” transaction.
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
For the period from January 1, 2022, through the date of this report (the “Reporting Period”), described below are certain transactions or series of transactions between us and certain related persons.

Consulting Agreements

On March 12, 2024, the Company entered into a Consulting Agreement with Mr. Nadir Ali (the “Ali Consulting Agreement”), the Company's former Chief Executive Officer. Pursuant to the Ali Consulting Agreement, following the Closing of the XTI Merger, Mr. Ali will provide consulting services to the Company for 15 months or until earlier termination in accordance with its terms (the “Ali Consulting Period”). During the Ali Consulting Period, the Company will pay him a monthly fee of $20,000. If the Company terminates the Ali Consulting Agreement during the first six months of the Ali Consulting Period without Company Good Reason (as defined in the Ali Consulting Agreement), the Company will be required to pay all consulting fees that would be due for such six-month period. If Mr. Ali terminates the Ali Consulting Agreement during the Ali Consulting Period for Consultant Good Reason (as defined in the Ali Consulting Agreement), the Company will be required to pay all consulting fees that would be due for the remainder of the Ali Consulting Period, including the Equity Payment described below, including the Equity Payment described below.

In addition, the Company shall pay Mr. Ali (a) the amount of $1,500,000 due three months following the Closing, and (b) the aggregate amount of $4,500,000, payable in 12 equal monthly installments of $375,000 each, starting four months after the Effective Date (the payments described in (a) and (b), each an “Equity Payment”). Each Equity Payment may be made, in

Company’s discretion, in (i) cash, (ii) fully vested shares of common stock under the Company’s equity incentive plan and registered on a registration statement on Form S-8 or another appropriate form (“Registered Shares”), or a combination of cash and Registered Shares. Mr. Ali must continue to provide consulting services to the Company on the date of payment of an Equity Payment to receive the Equity Payment, unless the Company terminates the Ali Consulting Agreement without Company Good Reason or Mr. Ali terminates the Ali Consulting Agreement for Consulting Good Reason, in which case the Equity Payments would become due and payable in full. To the extent all or a portion of an Equity Payment is made in shares, such shares will be valued based on the closing price per share on the date on which the Equity Payment is made.

Subject to compliance with Section 15(b)(13) of the Exchange Act, if Mr. Ali provides services involving the identification of prospective merger or acquisition targets for the Company or its affiliates, it is intended that he be eligible for a bonus upon the successful delivery of services. The specifics of the bonus will be negotiated and mutually agreed upon by the Company and Mr. Ali.

On March 12, 2024, the Company also entered into a Consulting Agreement with Ms. Wendy Loundermon (the “Loundermon Consulting Agreement”), the Company's former Chief Financial Officer. Pursuant to the Loundermon Consulting Agreement, following the Closing, Ms. Loundermon will provide consulting services to the Company for one year or until earlier termination in accordance with its terms (the “Loundermon Consulting Period”). As compensation for Ms. Loundermon’s consulting services, the Company will pay her (i) $83,333 per month for the first six months of the Loundermon Consulting Period for services she performs on an as-needed basis during the Loundermon Consulting Period regarding the transition of the management of the Company’s financial reporting function to ensure continuity of business operations (with such advisory fees payable, subject to certain conditions, pursuant to the payment schedule set forth in the Loundermon Consulting Agreement), and (ii) $300 per hour for services performed on an as needed basis regarding the preparation and filing of Company’s public company financial reporting and compliance matters including accounting, payroll, audit and tax compliance functions. If, during the first six months of the Loundermon Consulting Period, the Company terminates the Consulting Agreement without Company Good Reason (as defined in the Loundermon Consulting Agreement) or Ms. Loundermon terminates the Loundermon Consulting Agreement for Consultant Good Reason (as defined in the Consulting Agreement), the Company will be required to pay all advisory fees that would be due for such six month period.

Securities Purchase Agreement

On March 12, 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an entity controlled by the Company’s former director and Chief Executive Officer, Mr. Nadir Ali (the “Purchaser”). Pursuant to the Securities Purchase Agreement, the Purchaser purchased 1,500 shares of Series 9 Preferred Stock for a total purchase price of $1,500,000, based on a purchase price of $1,000 per share of Series 9 Preferred Stock. The Company agreed that the Purchaser will be deemed a “Required Holder” as defined in the Certificate of Designations of Preferences and Rights of Series 9 Preferred Stock as long as the Purchaser holds any shares of Series 9 Preferred Stock.

The Securities Purchase Agreement sets forth certain restrictions on the Company’s use of the proceeds from the sale of the Series 9 Preferred Stock pursuant thereto, including that the proceeds must be used in connection with the redemption of the Series 9 Preferred Stock pursuant to the Certificate of Designation or working capital purposes, and may not, without the consent of the required holders of Series 9 Preferred Stock, be used for, among other things, (i) the redemption of any XTI Aerospace common stock or common stock equivalents, (ii) the settlement of any outstanding litigation, or (iii) for the repayment of debt for borrowed money to any officer or director, or XTI Merger-transaction related bonuses to any employee or vendor except for such non-merger transaction related bonuses as may be payable to participants pursuant to the Company’s existing employee bonus plan.

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

Nadir Ali, the Company's former Chief Executive Officer and a former director, beneficially owned membership interests in CVH through 3AM LLC, a Delaware limited liability company and a founding member of CVH ("3AM"). Mr. Ali's relationship may create conflict of interest between Mr. Ali's obligation to our company and its shareholders and his economic interests and possible fiduciary obligation to 3AM. CVH was dissolved as of December 31, 2023.

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

Effective as of the closing of the Merger, Design Reactor, entered into a consulting agreement with 3AM, pursuant to which Mr. Ali provideed advisory services following the closing of the Business Combination in exchange for $180,000 in consulting fees.

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

The following table sets forth the number of Class A Units awarded to each Transferee pursuant to the terms of their respective Transfer Agreement:

Name             Title                     Number of Class A Units
Nadir Ali         Chief Executive Officer, Director         219,999
Wendy Loundermon    Chief Financial Officer, Director         100,000
Soumya Das         Chief Operating Officer             50,000

Solutions Divestiture

Grafiti Group Equity Purchase Agreement
On February 21, 2024, the Company completed the disposition of the remaining portion of the Shoom, SAVES, and GYG business lines and assets (the "Grafiti Group Divestiture") that were excluded from the Grafiti Holding Transaction in accordance with the terms and conditions of an Equity Purchase Agreement, dated February 16, 2024, by and among Inpixon (“Seller”), Grafiti LLC, and Grafiti Group LLC (a newly formed entity controlled by Nadir Ali, the Company's CEO and a director) (“Buyer”). Pursuant to the terms of the Equity Purchase Agreement, Buyer acquired from 100% of the equity interest in Grafiti LLC, including the assets and liabilities primarily relating to Inpixon’s Saves, Shoom and Game Your Game business, including 100% of the equity interests of Inpixon India, Grafiti GmbH (previously Inpixon GmbH) and Game Your Game, Inc. from the Company for a minimum purchase price of $1.0 million paid in two annual cash installments of $0.5 million due within 60 days after December 31, 2024 and 2025. The purchase price and annual cash installment payments will be (i) increased for 50% of net income after taxes, if any, from the operations of Grafiti LLC for the years ended December 31, 2024 and 2025; (ii) decreased for the amount of transaction expenses assumed; (iii) increased or decreased by the amount working capital of Grafiti LLC on the closing balance sheet is greater or less than $1.0 million.
Transition Services Agreement

On February 21, 2024, in connection with the closing of the Grafiti Group Divestiture, Grafiti LLC and Inpixon entered into a Transition Services Agreement (the “Grafiti Transition Services Agreement”) with respect to services to be provided for a period of one year following closing. Pursuant to the Grafiti Transition Services Agreement, the Company will provide contracted IT and accounting services to Grafiti LLC and Grafiti LLC will provide certain accounting and payroll services, in each case on an hourly as needed basis to ensure the orderly transition of the business.

Sublease Arrangement

The Company and Grafiti LLC have also arranged for the Company to sublease office space in Palo Alto, CA from Grafiti LLC at a cost of 50% of monthly rent and operating expenses as of February 1, 2024. The cost is estimated at approximately $5,800 per month.

Legacy XTI Transactions

During the years ended December 31, 2023 and 2022, Legacy XTI paid its Chief Operating Advisor consultant, Charlie Johnson, who was then a board member and stockholder of Legacy XTI, compensation of $60,000 and $30,000, respectively. As of December 31, 2023 and December 31, 2022, Legacy XTI owed Mr. Johnson accrued compensation of $120,000 and $60,000, respectively. Pursuant to an amendment to the consulting agreement in 2024, the Company paid $60,000 to Mr. Johnson in March 2024 and the remaining accrued compensation balance of $60,000 was waived.

Transactions with Mr. Brody

Replacement Note

Legacy XTI entered into an amended convertible note agreement with Mr. Brody, its founder, Chairman and majority shareholder, in 2021 that consolidated a number of his outstanding notes (the “2021 Note”). On October 1, 2023, the existing 2021 Note was replaced by a new convertible note with a principal balance of $1,079,044 (2021 Note principal of $1,007,323 plus accrued interest of $71,721) (the “Brody Note”) and with a maturity date defined as the earlier of (i) a closing of a merger with a company whose shares are traded on a public stock exchange, or (ii) March 31, 2024 (as amended). The Brody Note accrued interest at a rate of 4% compounded annually, provided that on and after the maturity date interest the note shall accrue from and after such date on the unpaid principal and all accrued but unpaid interest of the note at a rate of 10% per annum. The Brody Note provided that at any time prior to the maturity date, Mr. Brody may convert all or a portion of the outstanding note balance into shares of Legacy XTI at a conversion price equal to $1.00.

Prior to Closing, Mr. Brody elected to convert all except $175,000 of the Brody Note. On March 11, 2024, Legacy XTI and Mr. Brody entered into an Amendment No. 1 (the “Brody Note Amendment”) to the Brody Note pursuant to which Mr. Brody converted $922,957 principal amount of the Brody Note and accrued and unpaid interest thereon, into shares of Legacy XTI common stock at a rate of $0.3094 in principal amount per share, and Legacy XTI agreed to pay Mr. Brody the remaining $175,000 in principal amount at the time of Closing. The shares issued as consideration under the Brody Note Amendment converted into 266,273 shares of XTI Aerospace common stock in accordance with the exchange ratio pursuant to the XTI Merger Agreement. After the Closing of the Merger, the Company assumed the Brody Note as Maker, and the Company and Mr. Brody entered into Amendment No. 2 (the “Brody Note Second Amendment”) to the Brody Note which extended the maturity date for the $175,000 payment to April 1, 2024.

January 2023 Note

In connection with the XTI Merger, the Company assumed a Promissory Note issued by XTI to Mr. Brody on January 5, 2023 (the “January 2023 Note”), with an outstanding principal balance of $125,000 along with an interest balance of $10,058 calculated as of April 30, 2024. On March 27, 2024, Mr. Brody and the Company entered into an amendment to the January 2023 Note which extended the Maturity Date to April 30, 2024.

Consulting Agreement

Mr. Brody provided legal and strategic consulting services to Legacy XTI under a consulting agreement. During the years ended December 31, 2023 and 2022, Legacy XTI paid Mr. Brody compensation of $60,000 and $100,000, respectively. As of December 31, 2023 and December 31, 2022, Legacy XTI had payable amounts owed to Mr. Brody of $320,000 and $260,000, respectively, under his consulting agreement. Pursuant to an amendment to the consulting agreement, these accrued amounts were waived by Mr. Brody and the consulting agreement terminated in connection with the closing of the XTI Merger.
ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES
Inpixon incurred the following fees for services rendered by Marcum LLP, Inpixon's independent registered public accounting firm, for the fiscal years ended December 31, 2023 and 2022.

	2023	2022
Audit Fees(1)	$318,554	$289,410
Audit Related Fees	$688,220	$542,693
Tax Fees	$—	$—
All Other Fees	$—	$—
(1)Audit fees represent fees for professional services provided in connection with the audit of our Company's 2023 and 2022 annual consolidated financial statements included in this Annual Report on Form 10-K and review of our quarterly financial statements included in the Company's Quarterly Reports on Form 10-Q and audit services provided in connection with other statutory or regulatory filings.
Audit Fees. The “Audit Fees” are the aggregate fees of Marcum attributable to professional services rendered in 2023 and 2022 for the audit of our annual financial statements in our annual reports on Form 10-K, for review of financial statements included in our quarterly reports on Form 10-Q or for services that are normally provided by Marcum in connection with statutory and regulatory filings or engagements for that fiscal year. These fees include fees billed for professional services rendered by Marcum for the review of registration statements or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.
Audit-Related Fees. Marcum billed us for professional services that were reasonably related to the performance of the audit or review of financial statements for fiscal years ended 2023 and 2022, which are not included under Audit Fees above including the filing of our registration statements, including our Registration Statement on Form S-3. This amount also includes audit fees related to acquisitions and fees for special audits related to our transactions.
Tax Fees. Marcum did not perform any tax advice or planning services in 2023 or 2022.
All Other Fees. Marcum did not perform any services for us or charge any fees other than the services described above in 2023 and 2022.
Pre-approval Policies and Procedures
The Audit Committee is required to review and approve in advance the retention of the independent auditors for the performance of all audit and lawfully permitted non-audit services and the fees for such services. The Audit Committee may delegate to one or more of its members the authority to grant pre-approvals for the performance of certain non-audit services, and any such Audit Committee member who pre-approves a non-audit service must report the pre-approval to the full Audit Committee at its next scheduled meeting. The Audit Committee is required to periodically notify the Board of their approvals. The required pre-approval policies and procedures were complied with during 2023.

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

XTI AEROSPACE, INC.

Date: April 16, 2024	By:	/s/ Scott Pomeroy
Scott Pomeroy Chief Executive Officer
Each person whose signature appears below constitutes and appoints Scott Pomeroy and Brooke Turk, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Scott Pomeroy	Chief Executive Officer, Chairman and Director	April 16, 2024
Scott Pomeroy	(Principal Executive Officer)

/s/ Brooke Turk	Chief Financial Officer	April 16, 2024
Brooke Turk	(Principal Financial and Accounting Officer)

/s/ David Brody	Director	April 16, 2024
David Brody

/s/ Soumya Das	Director	April 16, 2024
Soumya Das

/s/ Kareem Irfan	Director	April 16, 2024
Kareem Irfan

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger dated August 31, 2013 by and among Sysorex Global Holdings Corp., Sysorex Merger Sub, Inc., Shoom, Inc. and the Shareholder Representative.	S-1	333-191648	2.4	October 9, 2013

2.2	Agreement and Plan of Merger dated as of December 20, 2013, by and among Sysorex Global Holdings Corp., AirPatrol Corporation, AirPatrol Acquisition Corp. I, AirPatrol Acquisition Corp. II, and Shareholders Representative Services LLC.	S-1/A	333-191648	2.6	January 21, 2014

2.3	Amendment No. 1 to Agreement and Plan of Merger dated February 28, 2014 with AirPatrol Corporation.	S-1/A	333-191648	2.7	March 13, 2014

2.4	Amendment No. 2 to Agreement and Plan of Merger dated April 18, 2014 with AirPatrol Corporation.	8-K	001-36404	2.8	April 24, 2014

2.5	Waiver and Amendment No. 3 to Agreement and Plan of Merger dated May 30, 2014 with AirPatrol Corporation.	S-1	333-198502	12.9	August 29, 2014

2.6†	Asset Purchase Agreement, dated as of April 24, 2015, between Sysorex Global Holdings Corp., LightMiner Systems, Inc. and Chris Baskett.	8-K	001-36404	2.1	April 30, 2015

2.7	Separation and Distribution Agreement, dated August 7, 2018 between Inpixon and Sysorex, Inc.	10-Q	001-36404	2.1	August 13, 2018

2.8	Amendment No. 1 to Separation and Distribution Agreement dated August 31, 2018 between Inpixon and Sysorex, Inc.	8-K	001-36404	10.5	September 4, 2018

2.9†	Share Purchase Agreement, dated May 21, 2019, by and among Inpixon, Inpixon Canada, Inc., Locality Systems Inc., Kirk Moir, in his capacity as the Sellers’ Representative, the Sellers and Garibaldi Capital Advisors Ltd.	8-K	001-36404	2.1	May 22, 2019

2.10†	Asset Purchase Agreement, dated June 27, 2019, by and between Inpixon and GTX Corp.	8-K	001-36404	2.1	July 1, 2019

2.11†	Share Purchase Agreement, dated July 9, 2019, by and among Inpixon, Inpixon Canada, Inc., Jibestream Inc., the Vendors, and Chris Wiegand, in his capacity as the Vendors’ Representative.	8-K	001-36404	2.1	July 11, 2019

2.12†	Amendment to Share Purchase Agreement, dated as of August 8, 2019, by and among Inpixon, Inpixon Canada, Inc., Jibestream Inc., the Vendors, and Chris Wiegand, in his capacity as the Vendors’ Representative.	8-K	001-36404	2.1	August 9, 2019

2.13	The Second Amendment to the Share Purchase Agreement, dated August 15, 2019, by and among Inpixon, Inpixon Canada, Inc., Jibestream Inc, and Chris Wiegand, in his capacity as the Vendors’ representative.	8-K	001-36404	2.1	August 19, 2019

2.14†	Asset Purchase Agreement, dated as of August 19, 2020, by and among Inpixon, Ten Degrees Inc., Ten Degrees International Limited, mCube International Limited and mCube, Inc.	8-K	001-36404	2.1	August 20, 2020

2.15†	Share Sale and Purchase Agreement, dated as of October 5, 2020, among Inpixon GmbH, Sensera Limited and Nanotron Technologies GmbH.	8-K	001-36404	2.1	October 5, 2020

2.16	Amendment to the Share Sale and Purchase Agreement, dated as of February 24, 2021, among Inpixon GmbH, Sensera Limited and Nanotron Technologies GmbH.	8-K	001-36404	2.1	February 26, 2021

2.17†	Stock Purchase Agreement, dated as of March 25, 2021, among Inpixon, Game Your Game, Inc., Rick Clemmer, and Martin Manniche.	10-K	001-36404	2.23	March 31, 2021

2.18†	Stock Purchase Agreement, dated as of April 30, 2021, among Inpixon, Design Reactor, Inc., dba The CXApp, the sellers set forth on the signature page thereto and each other person who owns outstanding capital stock of The CXApp and executes a Joinder to Stock Purchase Agreement, and Leon Papkoff, as Sellers’ Representative	8-K	001-36404	2.1	May 6, 2021

2.19†	Share Sale and Purchase Agreement, dated as of December 8, 2021, between Nanotron Technologies GmbH and the Shareholders of IntraNav GmbH.	8-K	001-36404	2.1	December 13, 2021

2.20	Amendment to Stock Purchase Agreement, dated as of December 30, 2021, by and between Inpixon and Leon Papkoff, in his capacity as the Sellers’ Representative.	8-K	001-36404	2.1	December 30, 2021

2.21	Second Amendment to Stock Purchase Agreement, dated as of March 3, 2022, by and between Inpixon and Leon Papkoff, in his capacity as Sellers' Representative	8-K	001-36404	2.1	March 9, 2022

2.22†	Agreement and Plan of Merger, dated as of September 25, 2022, by and among KINS Technology Group Inc., Inpixon, CXApp Holding Corp. and KINS Merger Sub Inc.	8-K	001-36404	2.1	September 26, 2022

2.23†	Separation and Distribution Agreement, dated as of September 25, 2022, by and among KINS Technology Group, Inc., Inpixon, CXApp Holding Corp. and Design Reactor Inc.	8-K	001-36404	2.2	September 26, 2022

2.24	Sponsor Support Agreement, dated as of September 25, 2022, by and among KINS Capital LLC, KINS Technology Group Inc., Inpixon and CXApp Holding Corp	8-K	001-36404	2.3	September 26, 2022

2.25†	Agreement and Plan of Merger, dated July 24, 2023, among Inpixon, Superfly Merger Sub Inc. and XTI Aircraft Company.	8-K	001-36404	2.1	July 25, 2023

2.26	First Amendment to Merger Agreement, dated December 30, 2023, by and between Inpixon, Superfly Merger Sub Inc. and XTI Aircraft Company.					X

2.27†	Second Amendment to Merger Agreement, dated March 12, 2024, by and between Inpixon, Superfly Merger Sub Inc. and XTI Aircraft Company.	8-K	001-36404	10.1	March 15, 2024

2.28†	Separation Agreement, dated as of October 23, 2023, by and between Inpixon and Grafiti Holding Inc.	8-K	001-36404	2.1	October 23, 2023

2.29†	Business Combination Agreement, dated as of October 23, 2023, by and among Inpixon, Grafiti Holding Inc., 1444842 B.C. Ltd. and Damon Motors Inc.	8-K	001-36404	2.2	October 23, 2023

2.30†	Equity Purchase Agreement, dated as of February 16, 2024, by and among Inpixon, Grafiti LLC and Grafiti Group LLC.	8-K	001-36404	2.1	February 23, 2024

3.1	Restated Articles of Incorporation.	S-1	333-190574	3.1	August 12, 2013

3.2	Certificate of Amendment to Articles of Incorporation (Increase Authorized Shares).	S-1	333-218173	3.2	May 22, 2017

3.3	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	April 10, 2014

3.4	Articles of Merger (renamed Sysorex Global).	8-K	001-36404	3.1	December 18, 2015

3.5	Articles of Merger (renamed Inpixon).	8-K	001-36404	3.1	March 1, 2017

3.6	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.2	March 1, 2017

3.7	Certificate of Amendment to Articles of Incorporation (authorized share increase).	8-K	001-36404	3.1	February 5, 2018

3.8	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	February 6, 2018

3.9	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	November 1, 2018

3.10	Certificate of Amendment to Articles of Incorporation, effective as of January 7, 2020 (Reverse Split).	8-K	001-36404	3.1	January 7, 2020

3.11	Certificate of Amendment to the Articles of Incorporation increasing the number of authorized shares of Common Stock from 250,000,000 to 2,000,000,000 filed with the Secretary of State of the State of Nevada on November 18, 2021	8-K	001-36404	3.1	November 19, 2021

3.12	Certificate of Change filed with the Secretary of State of the State of Nevada on October 4, 2022 (effective as of October 7, 2022)	8-K	001-36404	3.1	October 6, 2022

3.13	Certificate of Amendment to the Articles of Incorporation increasing the number of authorized shares of Common Stock from 26,666,667 to 500,000,000 filed with the Secretary of State of the State of Nevada on November 29, 2022	8-K	001-36404	3.1	December 2, 2022

3.14	Certificate of Designations of Preferences and Rights of Series 9 Preferred Stock.	8-K	001-36404	3.1	March 15, 2024

3.15	Certificate of Amendment (Reverse Stock Split).	8-K	001-36404	3.2	March 15, 2024

3.16	Certificate of Amendment (Name Change).	8-K	001-36404	3.3	March 15, 2024

3.17	Bylaws, as amended.	S-1	333-190574	3.2	August 12, 2013

3.18	Bylaws Amendment	8-K	001-36404	3.2	September 13, 2021

3.19	By-Laws Amendment No. 3	8-K	001-36404	3.1	September 19, 2023

3.20	By-Laws Amendment No. 4	8-K	001-36404	3.2	September 19, 2023

3.21	Bylaws Amendment.	8-K	001-36404	3.4	March 15, 2024

4.1	Specimen Stock Certificate of the Company.	S-1	333-190574	4.1	August 12, 2013

4.2	Form of Certificate of Designation of Preferences, Rights and Limitations of Series 4 Convertible Preferred Stock.	8-K	001-36404	3.1	April 24, 2018

4.3	Certificate of Designation of Series 5 Convertible Preferred Stock, dated as of January 14, 2019.	8-K	001-36404	3.1	January 15, 2019

4.4	Promissory Note, dated as of December 21, 2018	8-K	001-36404	4.1	December 31, 2018

4.5	Form of Warrant	8-K	001-36404	4.1	January 15, 2019

4.6	Form of Warrant Agency Agreement	8-K	001-36404	4.2	January 15, 2019

4.7	Promissory Note, dated as of May 3, 2019	8-K	001-36404	4.1	May 3, 2019

4.8	Promissory Note, dated as of June 27, 2019.	8-K	001-36404	4.1	June 27, 2019

4.9	Form of Series A warrants.	8-K	001-36404	4.2	August 14, 2019

4.10	Series 6 Preferred Certificate of Designation, effective as of August 13, 2019.	8-K	001-36404	4.1	August 14, 2019

4.11	Promissory Note, dated as of March 18, 2020.	8-K	001-36404	4.1	March 20, 2020

4.12	Series 7 Convertible Preferred Stock Certificate of Designation, filed with the Secretary of State of the State of Nevada and effective September 13, 2021	8-K	001-36404	3.1	September 15, 2021

4.13	Description of Registrant's Securities					X

4.14	Series 8 Convertible Preferred Stock Certificate of Designation, filed with the Secretary of State of the State of Nevada and effective March 22, 2022	8-K	001-36404	3.1	March 24, 2022

4.15	Promissory Note, dated as of July 22, 2022	8-K	001-36404	4.1	July 22, 2022

4.16	Form of Purchase Warrants	8-K	001-36404	4.1	October 20, 2022

4.17	Promissory Note, dated as of December 30, 2022	8-K	001-36404	4.1	December 30, 2022

4.18	Common Stock Purchase Warrant	10-Q	001-36404	4.7	May 16, 2023

4.19	Form of New Warrant.	8-K	001-36404	4.1	December 15, 2023

4.20	Promissory Note, dated effective as of January 5, 2023					X

4.21	Amendment No. 1 to Promissory Note, dated as of March 27, 2024, by and between XTI Aerospace, Inc. and David E. Brody.					X

4.22	Unsecured Convertible Promissory Note, dated as of October 1, 2023.					X

4.23	Amendment No. 1 to Unsecured Convertible Promissory Note, dated as of March 12, 2024, by and between XTI Aircraft Company and David E. Brody.					X

4.24	Amendment No. 2 to Unsecured Convertible Promissory Note, dated as of March 27, 2024, by and between XTI Aerospace, Inc. and David E. Brody.					X

4.25	Form of Warrant initially issued by XTI Aircraft Company and assumed by the Registrant.					X

4.26	Form of Warrant initially issued by XTI Aircraft Company and assumed by the Registrant.					X

4.27	Form of Warrant initially issued by XTI Aircraft Company and assumed by the Registrant.					X

4.28	Form of Warrant initially issued by XTI Aircraft Company and assumed by the Registrant.					X

4.29#	Form of Warrant initially issued by XTI Aircraft Company and assumed by the Registrant.					X

4.30	Form of Warrant initially issued by XTI Aircraft Company and assumed by the Registrant.					X

4.31#	Form of Amendment No. 2 to Warrant initially issued by XTI Aircraft Company and assumed by the Registrant.					X

10.1+	Amended and Restated 2011 Employee Stock Incentive Plan.	S-8	333-195655	10.22	May 2, 2014

10.2+	Form of Incentive Stock Option Agreement.	8-K	001-36404	10.9	October 27, 2014

10.3+	Form of Non-Qualified Stock Option Agreement.	8-K	001-36404	10.5	October 27, 2014

10.4+	Form of Restricted Stock Award Agreement.	8-K	001-36404	10.6	October 27, 2014

10.5+	2018 Employee Stock Incentive Plan, as amended.	S-8	333-234458	99.1	November 1, 2019

10.6+	2018 Employee Stock Incentive Plan Form of Incentive Stock Option Agreement.	10-K	001-36404	10.8	March 31, 2021

10.7+	2018 Employee Stock Incentive Plan Form of Non-Qualified Stock Option Agreement.	10-K	001-36404	10.7	March 31, 2021

10.8+	2018 Employee Stock Incentive Plan Form of Restricted Stock Award Agreement.	10-K	001-36404	10.6	March 31, 2021

10.9+	Director Services Agreement with Leonard A. Oppenheim dated October 21, 2014.	8-K	001-36404	10.1	October 27, 2014

10.10+	Director Services Agreement with Kareem M. Irfan dated October 21, 2014.	8-K	001-36404	10.3	October 27, 2014

10.11+	Director Services Agreement with Tanveer A. Khader dated October 21, 2014.	8-K	001-36404	10.4	October 27, 2014

10.12+	Amended and Restated Employment Agreement by and between the Company and Nadir Ali	10-Q	001-36404	10.14	May 15, 2018

10.13+	Employment Agreement, effective as of October 1, 2014, between Wendy Loundermon and the Company.	8-K	001-36404	10.8	October 27, 2014

10.14+	Employment Agreement dated November 4, 2016, by and between Sysorex USA and Soumya Das.	10-K	001-36404	10.51	April 17, 2017

10.15+	Amendment to Employment Agreement dated August 31, 2018 among Inpixon, Sysorex, Inc. and Soumya Das	8-K	001-36404	10.8	September 4, 2018

10.16+	Waiver and Amendment No. 1 to Board of Directors Services Agreement with Leonard A. Oppenheim dated February 4, 2019.	10-K	001-36404	10.9	March 28, 2019

10.17+	Waiver and Amendment No. 1 to Board of Directors Services Agreement with Kareem M. Irfan dated February 4, 2019.	10-K	001-36404	10.11	March 28, 2019

10.18+	Waiver and Amendment No. 1 to Board of Directors Services Agreement with Tanveer A. Khader dated February 4, 2019.	10-K	001-36404	10.13	March 28, 2019

10.19	Second Amendment Agreement, dated as of April 2, 2019, between Inpixon and Sysorex, Inc.	8-K	001-36404	10.1	April 5, 2019

10.20†	Patent Assignment and License-Back Agreement, dated June 27, 2019, by and between Inpixon and GTX Corp.	8-K	001-36404	10.1	July 1, 2019

10.21†	Patent License Agreement, dated June 27, 2019, by and between Inpixon and Inventergy.	8-K	001-36404	10.4	July 1, 2019

10.22†	Patent License Agreement, dated June 27, 2019, by and between Inpixon and GTX Corp.	8-K	001-36404	10.2	July 1, 2019

10.23	Note Purchase Agreement, dated as of March 18, 2020.	8-K	001-36404	10.1	March 20, 2020

10.24†	Exclusive Software License and Distribution Agreement, dated as of June 19, 2020, by and among Inpixon, Cranes Software International Ltd., and Systat Software, Inc.	8-K	001-36404	10.1	June 22, 2020

10.25	Amendment and Waiver to Exclusive Software License & Distribution Agreement, dated as of June 30, 2020, by and among Inpixon, Cranes Software International Ltd., and Systat Software, Inc.	8-K	001-36404	10.1	July 2, 2020

10.26+	Amendment No. 4 to Inpixon 2018 Employee Stock Incentive Plan.	10-Q	001-36404	10.7	August 14, 2020

10.27	Form of Amended and Restated Limited Liability Company Agreement of Cardinal Venture Holdings LLC.	8-K	001-36404	10.2	October 5, 2020

10.28	Amendment #2 to Promissory Note, dated as of March 17, 2021, by and between Inpixon and Iliad Research and Trading, L.P.	8-K	001-36404	10.1	March 19, 2021

10.29	Securities Settlement Agreement, dated as of April 14, 2021, by and between Sysorex, Inc. and Inpixon.	8-K	001-36404	10.1	April 14, 2021

10.30	Right to Shares Letter Agreement, dated as of April 14, 2021, by and between Sysorex, Inc. and Inpixon.	8-K	001-36404	10.2	April 14, 2021

10.31	Form of Registration Rights Agreement, dated as of April 14, 2021 by and among Sysorex, Inc. and the parties to the Securities Subscription Agreement and certain other parties.	8-K	001-36404	10.3	April 14, 2021

10.32#	Stockholders’ Agreement, dated as of April 9, 2021, among Inpixon, Game Your Game, Inc. and the Minority Stockholders.	8-K	001-36404	10.4	April 14, 2021

10.33	Amendment #3 to Promissory Note, dated as of March 16, 2022, by and between Inpixon and Iliad Research and Trading, L.P.	10-K	001-36404	10.40	March 16, 2022

10.34+	Amendment to the Inpixon 2018 Employee Stock Incentive Plan	8-K	001-36404	10.1	November 19, 2021

10.35†	Exchange Agreement, dated January 28, 2022, by and between Inpixon and Warrant Holder	8-K	001-36404	10.1	January 28, 2022

10.36†	Form of Securities Purchase Agreement	8-K	001-36404	10.1	March 22, 2022

10.37	Form of Lock-up Agreement	8-K	001-36404	10.2	March 22, 2022

10.38	Equity Distribution Agreement, dated as of July 22, 2022, between Inpixon and Maxim Group LLC	8-K	001-36404	10.1	July 22, 2022

10.39†	Note Purchase Agreement, dated as of July 22, 2022	8-K	001-36404	10.2	July 22, 2022

10.40	Securities Purchase Agreement, dated as of April 27, 2022, by and between Inpixon and FOXO Technologies, Inc.	10-Q	001-36404	10.1	August 15, 2022

10.41	10% Original Issue Discount Senior Convertible Debenture	10-Q	001-36404	10.2	August 15, 2022

10.42	Subsidiary Guarantee	10-Q	001-36404	10.3	August 15, 2022

10.43†	Form of Securities Purchase Agreement.	8-K	001-36404	10.1	October 20, 2022

10.44	Placement Agency Agreement, dated as of October 18, 2022, by and between Inpixon and Maxim Group LLC	8-K	001-36404	10.2	October 20, 2022

10.45	Amendment to the Inpixon 2018 Employee Stock Incentive Plan	8-K	001-36404	10.1	December 2, 2022

10.46	Amendment No. 2 to Board of Directors Services Agreement, dated as of May 16, 2022, between Inpixon and Kareem M. Irfan	10-Q	001-36404	10.1	November 14, 2022

10.47†	Note Purchase Agreement, dated as of December 30, 2022	8-K	001-36404	10.1	December 30, 2022

10.48	Form of Amendment No. 1 to Common Stock Purchase Warrants.	8-K	001-36404	10.1	February 28, 2023

10.49	Form of Limited Liability Company Unit Transfer and Joinder Agreement.	8-K	001-36404	10.2	February 28, 2023

10.50†	Employee Matters Agreement, dated March 14, 2023, by and among KINS, KINS Merger Sub Inc., Inpixon, and Legacy CXApp.	8-K	001-36404	10.1	March 20, 2023

10.51	Tax Matters Agreement, dated March 14, 2023, by and among KINS, Inpixon, and Legacy CXApp.	8-K	001-36404	10.2	March 20, 2023

10.52†	Transition Services Agreement, dated March 14, 2023, by and between Inpixon and Legacy CXApp.	8-K	001-36404	10.3	March 20, 2023

10.53	Warrant Purchase Agreement	10-Q	001-36404	10.6	May 16, 2023

10.54	Placement Agency Agreement	10-Q	001-36404	10.7	May 16, 2023

10.55	Amendment #2 to Promissory Note, dated as of May 16, 2023.	8-K	001-36404	10.1	May 19, 2023

10.56	Amendment to Promissory Note, dated as of May 16, 2023.	8-K	001-36404	10.2	May 19, 2023

10.57	Amendment No. 1 to Equity Distribution Agreement, dated as of June 13, 2023, by and between Inpixon and Maxim Group LLC.	8-K	001-36404	10.1	June 13, 2023

10.58	Form of Amendment Agreement.	8-K	001-36404	10.1	June 21, 2023

10.59	XTI Amended and Restated Senior Secured Note with Loan Schedule.	10-Q	001-36404	10.23	November 20, 2023

10.60	Form of Security and Pledge Agreement.	8-K	001-36404	10.2	July 25, 2023

10.61+	Inpixon Transaction Bonus Plan, dated July 24, 2023.	8-K	001-36404	10.3	July 25, 2023

10.62+	Inpixon Transaction Bonus Plan, dated July 24, 2023.	8-K	001-36404	10.4	July 25, 2023

10.63+	First Amendment to Employment Agreement, dated July 24, 2023, between Inpixon and Wendy Loundermon.	8-K	001-36404	10.5	July 25, 2023

10.64	Form of Securities Purchase Agreement by and between Damon Motors Inc. and Inpixon.	8-K	001-36404	10.1	October 23, 2023

10.65	Form of Convertible Promissory Note to be issued by Damon Motors Inc. to Inpixon.	8-K	001-36404	10.2	October 23, 2023

10.66	Form of Common Share Purchase Warrant to be issued by Damon Motors Inc. to Inpixon.	8-K	001-36404	10.3	October 23, 2023

10.67	Form of Securityholder Support Agreement by and among Inpixon, Grafiti Holding Inc., Damon Motors Inc. and certain securityholders.	8-K	001-36404	10.4	October 23, 2023

10.68	Form of Lockup Agreement by and among Grafiti Holding Inc., Damon Motors and certain securityholders who are insiders.	8-K	001-36404	10.5	October 23, 2023

10.69	Form of Lockup Agreement by and among Grafiti Holding Inc., Damon Motors and certain securityholders who are not insiders.	8-K	001-36404	10.6	October 23, 2023

10.70	Form of Inducement Agreement by and between Inpixon and the Holder.	8-K	001-36404	10.1	December 15, 2023

10.71	Amendment No. 2 to Equity Distribution Agreement, dated as of June 13, 2023, by and between Inpixon and Maxim Group LLC.	8-K	001-36404	10.1	January 3, 2024

10.72	Liquidating Trust Agreement, dated as of December 27, 2023, by and among Inpixon, Grafiti Holding Inc. and the sole original trustee named therein.	8-K	001-36404	10.2	January 3, 2024

10.73	First Amendment to Senior Secured Promissory Note, dated as of December 30, 2023, by and between Inpixon and XTI Aircraft Company.	8-K	001-36404	10.3	January 3, 2024

10.74	Second Amendment to Senior Secured Promissory Note, dated as of February 2, 2024, by and between Inpixon and XTI Aircraft Company.	8-K	001-36404	10.1	February 5, 2024

10.75	Exchange Agreement, dated March 12, 2024, by and between Inpixon and Streeterville Capital, LLC.	8-K	001-36404	10.2	March 15, 2024

10.76	Securities Purchase Agreement, dated March 12, 2024, by and between Inpixon and 3AM Investments LLC.	8-K	001-36404	10.3	March 15, 2024

10.77	Form of Indemnification Agreement.	8-K	001-36404	10.4	March 15, 2024

10.78	Consulting Agreement, dated March 12, 2024, by and between XTI Aerospace, Inc. and Nadir Ali.	8-K	001-36404	10.5	March 15, 2024

10.79	Consulting Agreement, dated March 12, 2024, by and between XTI Aerospace, Inc. and Wendy Loundermon.	8-K	001-36404	10.6	March 15, 2024

10.80+	Amendment to Employment Agreement, dated March 12, 2024, by and between Inpixon and Nadir Ali.	8-K	001-36404	10.7	March 15, 2024

10.81+	Amendment to Employment Agreement, dated March 12, 2024, by and between Inpixon and Wendy Loundermon.	8-K	001-36404	10.8	March 15, 2024

10.82+	Amendment to Inpixon Transaction Bonus Plan, dated March 11, 2024.	8-K	001-36404	10.9	March 15, 2024

10.83+	Form of Acknowledgement Agreement.	8-K	001-36404	10.10	March 15, 2024

10.84†#	Aircraft Purchase Agreement, dated February 2, 2022, between XTI Aircraft Company and Counterparty A.	S-1	333-273964	10.62	October 6, 2023

10.85+#	Consulting Services Agreement, dated July 5, 2022, by and between XTI Aircraft Company and Waymaker Capital, LLC.					X

10.86+	Consulting Agreement, dated August 16, 2023, by and between XTI Aircraft Company and Playa Property Management, LLC, d/b/a Springboard Ventures.					X

10.87+	Employment Agreement, dated July 28, 2022, but effective as of July 1, 2022, by and between XTI Aircraft Company and Michael Hinderberger.					X

21.1	List of Subsidiaries of the Company.					X

23.1	Consent of Marcum LLP.					X

24.1	Power of Attorney (included on signature page).					X

31.1	Certification of the Company’s Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Company’s Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1##	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

97.1	XTI Aerospace, Inc. Clawback Policy.	X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X

+	Indicates a management contract or compensatory plan.
†	Exhibits, schedules and similar attachments have been omitted pursuant to Item 601 of Regulation S-K and the registrant undertakes to furnish supplemental copies of any of the omitted exhibits and schedules upon request by the SEC.
#	Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[****]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.
##	This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.