Form 10-Q
period 2024-03-31
XTI Aerospace, Inc.
filed 2024-05-20
CIK 1529113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
(Zip Code)
(800) 680-7412
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
Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001	11,518,772
(Class)	Outstanding at May 19, 2024

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
•the anticipated benefits of the Inpixon Inc. and XTI Aircraft Company merger ("XTI Merger");
•the risk that we have a limited operating history, have not yet manufactured any non-prototype aircraft or delivered any aircraft to a customer, and we and our current and future collaborators may be unable to successfully develop and market our aircraft or solutions, or may experience significant delays in doing so;
•the ability to meet the development and commercialization schedule with respect to the TriFan 600;
•our ability to secure required certifications for the TriFan 600 and/or any other aircraft we develop;
•our ability to navigate the regulatory environment and complexities with compliance related to such environment;
•the risk that our conditional pre-orders (which include conditional aircraft purchase agreements, non-binding reservations, and options) are canceled, modified, delayed or not placed and that we must return the refundable deposits;
•our ability to obtain adequate financing in the future as needed;
•our ability to continue as a going concern;
•emerging competition and rapidly advancing technologies in our industries that may outpace our technology;
•the risk that other aircraft manufacturers develop competitive VTOL aircraft or other competitive aircraft that adversely affect our market position;
•customer demand for the products and services we develop;
•our ability to develop other new products and technologies;
•our ability to attract customers and/or fulfill customer orders;
•our ability to enhance and maintain the reputation of our brand and expand our customer base;
•our ability to scale in a cost-effective manner and maintain and expand our manufacturing and supply chain relationships;

•our ability to attract, integrate, manage, and retain qualified personnel or key employees;
•our ability to maintain compliance with the continued listing requirements of the Nasdaq Capital Market;
•the risks relating to long development and sales cycles, our ability to satisfy the conditions and deliver on the orders and reservations, our ability to maintain quality control of our aircraft, and our dependence on third parties for supplying components and potentially manufacturing the aircraft;
•the risk that our ability to sell our aircraft may be limited by circumstances beyond our control, such as a shortage of pilots and mechanics who meet the training standards, high maintenance frequencies and costs for the sold aircraft, and any accidents or incidents involving VTOL aircraft that may harm customer confidence;
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
•the risk that our future patent applications may not be approved or may take longer than expected, and that we may incur substantial costs in enforcing and protecting our intellectual property;
•the outcome of any known and unknown litigation and regulatory proceedings;
•impact of any changes in existing or future tax regimes;
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
PART I — FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

XTI AEROSPACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and par value data)

	As of March 31, 2024	As of December 31, 2023
	(Unaudited)	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$1,801	$5
Accounts receivable, net of allowance for credit losses of $27 and $0, respectively	797	—
Other receivables	642	101
Inventory	2,875	—
Notes receivable	3,264	—
Warrant asset	448	—
Prepaid expenses and other current assets	1,722	125

Total Current Assets	11,549	231

Property and equipment, net	250	12
Operating lease right-of-use asset, net	653	—
Intangible assets, net	5,018	266
Goodwill	12,398	—
Other assets	914	—

Total Assets	$30,782	$509
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

XTI AEROSPACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except number of shares and par value data)

	As of March 31, 2024	As of December 31, 2023
	(Unaudited)	(Unaudited)
Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$6,948	$2,495
Related party payables	100	540
Accrued expenses and other current liabilities	4,905	1,127
Accrued interest	422	560
Customer deposits	1,350	1,350
Warrant liability	1,019	497
Operating lease obligation, current	259	—
Deferred revenue	807	—
Short-term debt	838	6,690

Total Current Liabilities	16,648	13,259

Long Term Liabilities
Long-term debt	65	18,546
Operating lease obligation, noncurrent	404	—
Other liabilities, noncurrent	—	333

Total Liabilities	17,117	32,138

Commitments and Contingencies (Note 23)

Stockholders’ Equity (Deficit)
Preferred Stock -$0.001 par value; 5,000,000 shares authorized
Series 4 Convertible Preferred Stock - 10,415 shares authorized; 1 issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Series 5 Convertible Preferred Stock - 12,000 shares authorized; 126 issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Series 9 Preferred Stock - 20,000 shares authorized; 11,302 and 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively. (Liquidation preference of $11,867,100)	11,302	—
Common Stock - $0.001 par value; 500,000,000 shares authorized; 9,919,411 and 3,197,771 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	10	3
Additional paid-in capital	63,080	26,327
Accumulated other comprehensive loss	(166)	—
Accumulated deficit	(60,561)	(57,959)

Total Stockholders’ Equity (Deficit)	13,665	(31,629)

Total Liabilities and Stockholders’ Equity (Deficit)	$30,782	$509
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

XTI AEROSPACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	For the Three Months Ended March 31,
	2024	2023
	(Unaudited)
Revenues	$220	$—

Cost of Revenues	79	—

Gross Profit	141	—

Operating Expenses
Research and development	464	435
Sales and marketing	304	135
General and administrative	1,717	570
Merger-related transaction costs	6,490	137
Amortization of intangible assets	43	7

Total Operating Expenses	9,018	1,284

Loss from Operations	(8,877)	(1,284)

Other Income (Expense)
Interest expense, net	(261)	(233)
Amortization of deferred loan costs	(17)	(22)
Inducement loss on debt conversions	(6,732)	—
Change in fair value of convertible notes	12,882	—
Change in fair value of JV obligation	—	(26)
Change in fair value of warrant liability	398	—
Other income, net	9	—
Total Other Income (Expense)	6,279	(281)

Net Loss, before tax	(2,598)	(1,565)
Income tax provision	(4)	—
Net Loss Attributable to Stockholders of XTI Aerospace	$(2,602)	$(1,565)

Preferred stock return and dividend	(61)	$—
Net Loss Attributable to Common Stockholders	$(2,663)	$(1,565)

Net Loss Per Share - Basic and Diluted	$(0.50)	$(0.41)

Weighted Average Shares Outstanding
Basic and Diluted	5,366,823	3,790,106

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

XTI AEROSPACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	For the Three Months Ended March 31,
	2024	2023
	(Unaudited)
Net Loss Attributable to Common Stockholders	$(2,663)	$(1,565)
Unrealized foreign exchange loss from cumulative translation adjustments	(166)	—

Comprehensive Loss	$(2,829)	$(1,565)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

XTI AEROSPACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the three months ended March 31, 2024
(Unaudited)
(In thousands, except share and per share data)

	Series 9 Preferred Stock at Redemption Value				Common Stock				Additional Paid-In Capital		Accumulated Other Comprehensive (Loss) Income		Accumulated Deficit		Total Stockholders’ (Deficit) Equity
	Shares		Amount		Shares		Amount
Balance - January 1, 2024	—		$—		3,197,771		$3		$26,327		$—		$(57,959)		$(31,629)
Common stock issued for conversion of debt	—		—		2,621,516		3		8,688		—		—		8,691
Common stock issued for conversion of debt - related party	—		—		266,272		—		923		—		—		923
Inducement loss on debt conversions	—		—		—		—		6,732		—		—		6,732
Common stock issued to Xeriant, Inc. (Note 12)	—		—		298,395		—		—		—		—		—
Common stock issued for cashless exercise of warrants	—		—		389,287		1		(1)		—		—		—
Common stock issued for cashless exercise of options	—		—		92,728		—		—		—		—		—
Common and preferred shares issued via merger	11,302		11,302		2,075,743		2		14,301		—		—		25,605
Capital contribution - forgiveness of related party payable	—		—		—		—		380		—		—		380
Stock based compensation	—		—		977,699		1		5,791		—		—		5,792
Cumulative translation adjustment	—		—		—		—		—		(166)		—		(166)
Series 9 preferred stock dividend accrued	—		—		—		—		(61)		—		—		(61)
Net loss	—		—		—		—		—		—		(2,602)		(2,602)
Balance - March 31, 2024	11,302	—	$11,302	—	9,919,411	—	$10	—	$63,080	—	$(166)	—	$(60,561)	—	$13,665
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

XTI AEROSPACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the three months ended March 31, 2023
(Unaudited)
(In thousands, except share and per share data)

	Series 9 Preferred Stock at Redemption Value		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance - January 1, 2023	—	$—	3,181,578	$3	$17,908	—	$(32,893)	$(14,982)
Stock based compensation - stock options	—	—	—	—	141	—	—	141
Issuance of warrants with convertible note	—	—	—	—	39	—	—	39
Net loss	—	—	—	—	—	—	(1,565)	(1,565)
Balance - March 31, 2023	—	$—	3,181,578	$3	$18,088	$—	$(34,458)	$(16,367)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

XTI AEROSPACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Three Months Ended March 31,
	2024	2023
Cash Flows Used in Operating Activities	(Unaudited)

Net loss	$(2,602)	$(1,565)

Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13	3
Amortization of intangible assets	43	7
Amortization of deferred loan costs	17	22
Amortization of right-of-use asset	10	—
Stock based compensation	5,792	141
Amortization of debt discount	77	116
Change in fair value of JV obligation	—	26
Provision for credit losses	4	—
Change in fair value of convertible notes	(12,882)	—
Inducement loss on debt conversions	6,732	—
Change in fair value of warrant liability	(398)	—
Unrealized loss on foreign currency transactions	(127)	—

Changes in operating assets and liabilities:
Accounts receivable and other receivables	(143)	(1)
Inventory	373	—
Prepaid expenses and other current assets	(841)	17
Other assets	(7)	—
Accounts payable	1,722	496
Related party payables	(60)	29
Accrued expenses and other current liabilities	(496)	136
Accrued interest	243	116
Deferred revenue	(13)	—
Operating lease obligation	(8)	—

Net Cash Used in Operating Activities	(2,551)	(457)

Cash Flows Provided by Investing Activities
Purchase of property and equipment	(7)	—
Cash received in purchase of Inpixon	2,968	—
Purchase of intangible asset	(3)	—
Net Cash Provided by Investing Activities	2,958	—

Cash Provided by Financing Activities
Net proceeds from promissory notes	378	415
Net proceeds from loan from Inpixon (prior to merger)	1,012	—
Net proceeds from convertible notes	—	300
Net Cash Provided by Financing Activities	1,390	715

XTI AEROSPACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

Effect of Foreign Exchange Rate on Changes on Cash	(1)	—

Net Increase in Cash and Cash Equivalents	1,796	258

Cash and Cash Equivalents - Beginning of period	5	115

Cash and Cash Equivalents - End of period	$1,801	$373

Supplemental Disclosure of cash flow information:
Cash paid for:
Interest	$2	$1
Income Taxes	$4	$—

Non-cash investing and financing activities
Common shares issued for inducement of debt and accrued interest	$5,637	$—
Issuance of common stock for merger consideration, net of cash received	$22,637	$—
Right of use asset obtained in exchange for lease liability	$394	$—
Common shares issued for conversion of debt and accrued interest	$3,959	$—
Capital contribution - forgiveness of related party payable	$380	$—
Series 9 preferred stock dividend accrued	$61	$—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
Note 1 - Organization and Nature of Business

Following the closing of the XTI Merger, we are primarily an aircraft development company. We also provide real-time location systems (“RTLS”) for the industrial sector, which was our focus prior to the closing of the XTI Merger. Headquartered in Englewood, Colorado, XTI Aerospace is developing a vertical takeoff and landing ("VTOL") aircraft that is designed to take off and land like a helicopter and cruise like a fixed-wing business aircraft. Since 2013, we have been engaged primarily in developing the design and engineering concepts for the TriFan 600, building and testing a two-thirds scale unmanned version of the TriFan 600, generating pre-orders for the TriFan 600, and seeking funds from investors to enable the Company to build full-scale piloted prototypes of the TriFan 600, and to eventually engage in commercial production and sale of TriFan 600.

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

On March 12, 2024, Inpixon (“Legacy Inpixon”), Superfly Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Legacy Inpixon (“Merger Sub”), and XTI Aircraft Company, a Delaware corporation (“Legacy XTI”), completed their previously announced merger transaction. The merger transaction was completed pursuant to an Agreement and Plan of Merger (the “XTI Merger Agreement”), dated as of July 24, 2023 and amended on December 30, 2023 and March 12, 2024, pursuant to which Legacy XTI merged in a reverse triangular merger with Merger Sub with Legacy XTI surviving the merger as a wholly-owned subsidiary of the Company (the “XTI Merger”). In connection with the closing of the XTI Merger, our corporate name changed from Inpixon to “XTI Aerospace, Inc.” and the combined company opened for trading on the Nasdaq Capital Market on March 13, 2024 under the new ticker symbol “XTIA.”

Based on the guidance of ASC Topic 805, "Business Combinations," we determined the XTI Merger transaction should be accounted for as a reverse acquisition with Legacy XTI being considered the accounting acquirer. Therefore, the condensed consolidated financial statements included in this filing represent a continuation of the financial statements of Legacy XTI and the results of operations of the accounting acquired entity, Legacy Inpixon, are included in the condensed consolidated financial statements as of the March 12, 2024 merger closing date and through the March 31, 2024 reporting date. See Note 5 for more details.

Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results for the three months ended March 31, 2024 are not necessarily indicative of the results for the full year ending December 31, 2024. These interim unaudited condensed consolidated financial statements should be read in conjunction with Legacy Inpixon's audited consolidated financial statements and notes for the years ended December 31, 2023 and 2022 included in the annual report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 16, 2024. It should be noted the aforementioned Form 10-K excludes the historical financial position and operating results of Legacy XTI as the merger closed during the first quarter of 2024.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
Note 3 - Summary of Significant Accounting Policies
The Company's complete accounting policies are described in Note 2 to the Legacy Inpixon's audited consolidated financial statements and notes for the year ended December 31, 2023, except for Legacy XTI's accounting policies which have been incorporated into this Note 3.
Liquidity and Going Concern
As of March 31, 2024, the Company has a working capital deficit of approximately $5.1 million, and cash of approximately $1.8 million. For the three months ended March 31, 2024, the Company had a net loss of approximately $2.7 million. During the three months ended March 31, 2024, the Company used approximately $2.6 million of cash for operating activities.
The Company cannot assure you that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. In order to continue our operations, we have supplemented the revenues we earned with proceeds from the sale of our equity and debt securities and proceeds from loans and bank credit lines.
The Company's recurring losses and utilization of cash in its operations are indicators of going concern. The Company’s condensed consolidated financial statements as of three months ended March 31, 2024 and 2023 have been prepared under the assumption that the Company will continue as a going concern for the next twelve months from the date the financial statements are issued. Management’s plans and assessment of the probability that such plans will mitigate and alleviate any substantial doubt about the Company’s ability to continue as a going concern is dependent upon the ability to obtain additional equity or debt financing, and attain further operating efficiency, which together represent the principal conditions that raise substantial doubt about our ability to continue as a going concern. The Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2024 and 2023 do not include any adjustments that might result from the outcome of this uncertainty.
Consolidations
The consolidated financial statements have been prepared using the accounting records of XTI Aircraft Company and as of March 12, 2024 and forward (the effective date of the XTI Merger - see Note 5) the accounting records of XTI Aerospace, Inc. (formerly known as Inpixon), Inpixon GmbH (formerly known as Nanotron Technologies GmbH), Inpixon Holding UK Limited, and Intranav GmbH. All material inter-company balances and transactions have been eliminated.
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
•the valuation of equity securities;
•the valuation of warrant liabilities;
•the valuation of convertible notes, at fair value;
•the valuation of loan conversion derivatives; and
•the valuation allowance for deferred tax assets.
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

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
Note 3 - Summary of Significant Accounting Policies (continued)
Intangible Assets
Intangible assets primarily consist of developed technology, patents, customer relationships, and trade names/trademarks. They are amortized ratably over a range of 5 to 15 years, which approximates customer attrition rate and technology obsolescence. The Company assesses the carrying value of its intangible assets for impairment each year. Based on its assessments, the Company has recorded no impairment during the three months ended March 31, 2024 and 2023.
Acquired In-Process Research and Development (“IPR&D”)
In accordance with authoritative guidance, the Company recognizes IPR&D at fair value as of the acquisition date, and subsequently accounts for it as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. Once an IPR&D project has been completed, the useful life of the IPR&D asset is determined and amortized accordingly. If the IPR&D asset is abandoned, the remaining carrying value is written off. During fiscal year 2024, the Company acquired IPR&D through the merger with Inpixon.
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

Based on its assessments, the Company has recorded no long-lived assets impairment during the three months ended March 31, 2024 and 2023.
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

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
Note 3 - Summary of Significant Accounting Policies (continued)
and demand trends; expected future investments to grow new units; and estimated discount rates. For the market approach, the Company uses internal analyses based primarily on market comparables. The Company bases these assumptions on its historical data and experience, third party appraisals, industry projections, micro and macro general economic condition projections, and its expectations.
Based on its assessments, the Company has recorded no goodwill impairment during the three months ended March 31, 2024 and 2023.
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
Software As A Service Revenue Recognition
With respect to sales of the Company’s maintenance, consulting and other service agreements, customers pay fixed monthly fees in exchange for the Company’s service. The Company’s performance obligation is satisfied over time as the digital advertising and electronic services are provided continuously throughout the service period. The Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous access to its service.
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
Professional services are also contracted on the fixed fee and time and materials basis. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts including maintenance service provided by in house personnel, the Company recognizes revenue evenly over the service period using a time-based

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
Note 3 - Summary of Significant Accounting Policies (continued)
measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the three months ended March 31, 2024 and 2023, the Company did not incur any such losses. These amounts are based on known and estimated factors.
License Revenue Recognition
The Company enters into contracts with its customers whereby it grants a non-exclusive on-premise license for the use of its proprietary software. The contracts provide for a stated term with a one year or multiple year renewal option. The contracts may also provide for yearly on-going maintenance services for a specified price, which includes maintenance services, designated support, and enhancements, upgrades and improvements to the software (the “Maintenance Services”), depending on the contract. Licenses for on-premises software provide the customer with a right to use the software as it exists when made available to the customer. All software provides customers with the same functionality and differ mainly in the duration over which the customer benefits from the software.
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
Customer Deposits
The Company periodically enters into aircraft reservation agreements that include a deposit placed by a potential customer. The deposits serve to prioritize orders when the aircraft becomes available for delivery. Customers making deposits are not obligated to purchase aircraft until they execute a definitive purchase agreement. Customers may request return of their deposit any time up until the execution of a purchase agreement. The Company records such advance deposits as a liability and defers the related revenue recognition until delivery of an aircraft occurs, if any.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
Note 3 - Summary of Significant Accounting Policies (continued)
Convertible Instruments

GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable GAAP changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional as that term is described under applicable GAAP.

When the Company has determined that the embedded conversion options should not be bifurcated from their host instruments, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.

When the Company has determined the embedded conversion options should be bifurcated from their host instruments, the Company records a free-standing derivative asset or liability measured at fair value at issuance. Subsequent to initial measurement, the Company will re-measure the derivative asset or liability at fair value at each reporting date with changes in the fair value recognized in earnings.
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

The Company measures compensation expense for its non-employee stock-based compensation under ASC 718, "Stock Based Compensation". The fair value of the option issued or committed to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock or stock award on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to stock-based compensation expense and credited to additional paid-in capital.

The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different for future awards.
The Company incurred the following stock-based compensation charges for the periods indicated below (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Employee and consultant stock options[1]	$143	$141
Vesting of previously unvested warrants[2]	496	—
Professional fees[2]	5,153	—
Total	$5,792	$141
1amount included in general and administrative expenses on the condensed consolidated statements of operations
2amount included in merger-related transaction costs on the condensed consolidated statements of operations

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
Note 3 - Summary of Significant Accounting Policies (continued)
Net Loss Per Share
The Company computes basic and diluted earnings per share by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Basic and diluted net loss per common share were the same since the inclusion of common shares issuable pursuant to the exercise of options and warrants in the calculation of diluted net loss per common shares would have been anti-dilutive.
The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the three months ended March 31, 2024 and 2023 as they are considered to be anti-dilutive:

	For the Three Months Ended March 31,
	2024	2023
Options	1,140,699	929,523
Warrants	443,356	119,532
Convertible preferred stock	2	—
Convertible notes	978,975	645,716
Total	2,563,032	1,694,771
Basic earnings per share for the three months ended March 31, 2024 and 2023, included 549,286 and 608,528 of weighted average penny warrants shares, respectively, since the exercise price was $0.01 per share. Additional, basic earnings per share for the three months ended March 31, 2024, included 236,093 weighted average number of common shares that were issuable to Xeriant Inc. (Xeriant”) related to the joint venture arrangement that expired by its term on May 31, 2023. The shares were issued to Xeriant for no additional consideration immediately prior to the XTI Merger.
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
Fair Value of Financial Instruments and Fair Value Measurements
Financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and short-term debt. The Company determines the estimated fair value of such financial instruments presented in these financial statements using available market information and appropriate methodology. These financial instruments, except for short-term debt and notes receivable, are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature. Short-term debt approximates market value based on similar terms available to the Company in the market place. The valuation methodology of notes receivable are described in Note 24.

ASC 820, "Fair Value Measurements" (“ASC 820”), provides guidance on the development and disclosure of fair value measurements. The Company follows this authoritative guidance for fair value measurements, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the United States, and

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
Note 3 - Summary of Significant Accounting Policies (continued)
expands disclosures about fair value measurements. The guidance requires fair value measurements be classified and disclosed in one of the following three categories:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities.

Level 2: Observable prices that are based on inputs not quoted on active markets but corroborated by market data.

Level 3: Unobservable inputs which are supported by little or no market activity and values determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2024 and December 31, 2023 and during the periods ended March 31, 2024 and March 31, 2023.
Segments
The Company and its Chief Executive Officer ("CEO"), acting as the Chief Operating Decision Maker ("CODM") determined its operating segments in accordance with ASC 280, "Segment Reporting" ("ASC 280"). The Company is organized and operated as two business segments based on similar economic characteristics, the nature of products and production processes, end-use markets, channels of distribution, and regulatory environments.
Recently Issued and Adopted Accounting Standards
In July 2023, the FASB issued ASU 2023-03, "Presentation of Financial Statements (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718)", which updates codification on how an entity would apply the scope guidance in paragraph 718-10-15-3 to determine whether profits interest and similar awards should be accounted for in accordance with Topic 718, Compensation—Stock Compensation. The effective date of this update is for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company adopted ASU 2023-03 as of January 1, 2024. The adoption of this guidance did not have a material impact on the condensed consolidated financial statements and disclosures.
Recently Issued Accounting Standards Not Yet Adopted
The Company reviewed recently issued accounting pronouncements and concluded that they were not applicable to the condensed consolidated financial statements, except for the following:
In October 2023, the FASB issued ASU 2023-06, "Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Updated and Simplification Initiative", which amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification (the “Codification”). The ASU was issued in response to the SEC’s August 2018 final rule that updated and simplified disclosure requirements. The new guidance is intended to align GAAP requirements with those of the SEC and to facilitate the application of GAAP for all entities. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. For all other entities, the amendments will be effective two years later. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. The Company is currently assessing potential impacts of ASU 2023-06 and does not expect the adoption of this guidance will have a material impact on its condensed consolidated financial statements and disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The new standard requires a company to disclose incremental segment information on an annual and interim basis, including significant segment expenses and measures of profit or loss that are regularly provided to the chief operating decision maker. The standard is effective for the Company beginning in fiscal year 2024 and interim periods within fiscal year 2025,

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
Note 3 - Summary of Significant Accounting Policies (continued)
with early adoption permitted. The Company does not expect to early adopt the new standard. The Company is currently evaluating the impact of ASU 2023-07 on its financial statements and related disclosures and will adopt the new standard using a retrospective approach.

In December 2023, the FASB also issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The new standard requires a company to expand its existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. The standard is effective for the Company for annual periods beginning after December 15, 2024, with early adoption permitted. The Company does not expect to early adopt the new standard. The new standard is expected to be applied prospectively, but retrospective application is permitted. The Company is currently evaluating the impact of ASU 2023-09 on its financial statements and related disclosures.

In March 2024, FASB issued ASU No. 2024-01, “Compensation- Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards.” ASU 2024-01 provides an illustrative example that includes four fact patterns to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether a profits interest award should be accounted for in accordance with Topic 718. ASU 2024-01 is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of ASU 2024-01 on its financial statements and related disclosures.
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

	For the Three Months Ended March 31,
	2024	2023
Recurring revenue
Software	$53	$—
Total recurring revenue	$53	$—

Non-recurring revenue
Hardware	$162	$—
Professional services	5	—
Total non-recurring revenue	$167	$—

Total Revenue	$220	$—

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
Note 4 - Disaggregation of Revenue (continued)

	For the Three Months Ended March 31,
	2024	2023
Revenue recognized at a point in time
Industrial IoT (1)	$162	$—
Total	$162	$—

Revenue recognized over time
Industrial IoT (2) (3)	$58	$—
Total	$58	$—

Total Revenue	$220	$—
(1) Hardware and Software's performance obligation is satisfied at a point in time when they are shipped to the customer.
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
(3) Software As A Service Revenue's performance obligation is satisfied evenly over the service period using a time-based measure because the Company is providing continuous access to its service and revenue is recognized over time.

Note 5 – Merger Transaction

The XTI Merger was accounted for as a reverse merger in accordance with GAAP. Under this method of accounting, Legacy Inpixon was treated as the "acquired" company for financial reporting purposes. This determination is primarily based on the fact that subsequent to the XTI Merger, Legacy XTI maintains control of the Board of Directors and management of the combined company, and the preexisting shareholders of Legacy XTI will have majority voting rights of the combined company. For accounting purposes, the acquirer is the entity that has obtained control of another entity and, thus, consummated a business combination. Accordingly, Legacy XTI’s assets and liabilities are recorded at carrying value and the assets and liabilities associated with Legacy Inpixon are recorded at estimated fair value as of the acquisition date. The excess of the purchase price over the estimated fair value of the net assets acquired, if applicable, is recognized as goodwill.
The below summarizes the total consideration transferred in the business combination (in thousands):

Fair value of common stock	$10,939
Fair value of warrants	3,250
Fair value of preferred stock	11,302
Fair value of debt assumed	114
Total consideration	$25,605
The Company determined the estimated fair value of common stock included in consideration to be calculated based on Inpixon’s common stock outstanding of 2,075,743 multiplied by the price of Inpixon’s common stock on March 12, 2024 of $5.27 (which reflects the 1 to 100 reverse stock split which went effective before the closing of the transaction). The Company determined the stock price of Inpixon was utilized in determining fair value as it is more reliably measurable than the value of the Legacy XTI’s (accounting acquirer) equity interests given it is not a publicly traded entity prior to the Merger.

The fair value of warrants of approximately $3.3 million was included in the total equity consideration. A portion of this total represents 918,689 warrants outstanding by the Company with a fair value of $1.00 per warrant, which is the warrant's redemption value. The warrant fair value was determined to be the redemption value as the warrants include protective

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

Note 5 - Merger Transaction (continued)
covenants for the Company which prevent the holder from exercising the warrants. The warrant is redeemable in May 2024, and at that time, the holder will receive the redemption value ($1 per share) for each warrant. The remainder of this total represents 491,310 warrants with a fair value of $4.75 per warrant which was determined by using level 3 inputs utilizing a Black-Scholes valuation. The Black-Scholes valuation inputs include a dividend rate of —%, risk free rate of 4.2%, share price of $5.27, exercise price of $5.13 per share, an expected term of 4.76 years, and volatility of 146%.

The fair value of preferred stock of approximately $11.3 million included in the total equity consideration represents 11,302 shares of a new series of Preferred Stock that was issued and outstanding by the Company upon the consummation of the Merger at a stated value of $1,000 and fair value of $1,000 per share, which was determined by using level 3 inputs utilizing a scenario-based method under the income approach. Inputs and assumptions under the scenario-based method include preferred return and preferred dividends outlined in Note 13 and an expected holding period of 5 years.
The Company has determined preliminary fair values of the assets acquired and liabilities assumed in the merger. These values are subject to change as we perform additional reviews of our assumptions utilized. The Company has made a provisional allocation of the purchase price of the merger to the assets acquired and the liabilities assumed as of the purchase date. The following table summarizes the preliminary purchase price allocations relating to the merger (in thousands):

Assets acquired
Cash and cash equivalents	$2,968
Accounts receivable	696
Notes and other receivables	7,929
Inventory	3,283
Prepaid assets and other current assets	756
Property and equipment	246
Other assets	1,202
Warrant assets	448
Tradename & trademarks	913
Proprietary technology	2,934
Customer relationships	702
In process research and development	243
Goodwill	12,398
34,718
Liabilities assumed
Accounts payable	2,675
Accrued liabilities	4,282
Operating lease obligation	299
Deferred revenue	824
Short-term debt	114
Warrant liability	919
Total liabilities assumed	9,113

Estimated fair value of assets acquired	$25,605

The assets were valued using a combination of a multi-period excess earnings methodologies, a relief from royalty approach, a discounted cash flow approach and present value of cash flows approach. The goodwill represents the excess fair value after the allocation of intangibles. As a nontaxable transaction, the historical tax bases of the acquired assets, liabilities and tax attributes have carried over. Although no new tax goodwill has been created in the transaction, the Company has approximately $5.8 million of tax deductible goodwill that arose in previous transactions which carries over.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

Note 5 - Merger Transaction (continued)
The Company incurred approximately $13.8 million of merger related transaction costs in conjunction with the merger transaction.
Refer to XTI Aerospace Inc.'s annual report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 16, 2024, for more information on the XTI Merger transaction.

Note 6 - Proforma Financial Information
Inpixon Financial Information
The following unaudited proforma financial information presents the consolidated results of operations of the Company and Inpixon for the three months ended March 31, 2024 and 2023, as if the acquisition had occurred as of the beginning of the first period presented (January 1, 2023) instead of on March 12, 2024. The proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.
The proforma financial information for the Company and Inpixon is as follows (in thousands):

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Revenues	$727	$1,292
Net loss attributable to common stockholders	$(16,530)	$(9,284)
Net loss per basic and diluted common share	$(1.67)	$(0.94)
Weighted average common shares outstanding:
Basic and Diluted	9,919,411	9,919,411

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
Note 7- Intangible Assets

Intangible assets at March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	March 31, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted Average Useful Life
Patents	$416	$(162)	$254	9.5
Trade Name/Trademarks	921	(9)	912	5.0
Proprietary Technology	2,934	(20)	2,914	7.0
Customer Relationships	702	(7)	695	5.0
In-Process R&D	243	—	243	3.0
Total	$5,216	$(198)	$5,018

	December 31, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Patents	$413	$(155)	$258
Trade Name/Trademarks	8	—	8
Total	$421	$(155)	$266

Amortization expense for the three months ended March 31, 2024 and 2023 was approximately $0.04 million and $0.01 million respectively.

Future amortization expense on intangibles assets is anticipated to be as follows (in thousands):

Amount
December 31, 2024 (for 9 months)	$577
December 31, 2025	851
December 31, 2026	851
December 31, 2027	851
December 31, 2028	770
December 31, 2029 and thereafter	1,118
Total	$5,018

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
Note 8 - Inventory
The Company did not have any inventory as of December 31, 2023. Inventory as of March 31, 2024 consisted of the following (in thousands):

As of March 31, 2024
Raw materials	$29
Work-in-process	125
Finished goods	2,721
Inventory	$2,875
Note 9 - Deferred Revenue
As of December 31, 2023, the Company did not have any deferred revenue. As part of the merger, the Company acquired approximately $0.8 million of deferred revenue, all of which relates to RTLS maintenance agreements.
The Company's deferred revenue balance as of March 31, 2024 related to cash received in advance for product maintenance services and professional services provided by the Company’s technical staff. The fair value of the deferred revenue approximates the services to be rendered. The Company expects to satisfy its remaining performance obligations for these maintenance services and professional services, and recognize the deferred revenue and related contract costs over the next twelve months.

Note 10 - Accrued Liabilities

Accrued liabilities as of March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	As of March 31, 2024	As of December 31, 2023
Accrued compensation and benefits	$3,218	$649
Accrued other	613	173
Accrued bonus and commissions	518	305
Consulting agreements expense accrual (See Note 23)	302	—
Due to Grafiti Group, LLC	254	—
Total	$4,905	$1,127

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

Note 11 - Debt
Debt as of March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

Short-Term Debt	Maturity	March 31, 2024	December 31, 2023
Promissory Note - 2023		$—	$3,071
Promissory Note - 2023 - related party	5/31/2024	125	125
Convertible Note - 2021 - related party	4/1/2024	175	1,079
Convertible Note - 2021	5/23/2024	47	2,500
Unamortized Discounts		—	(50)
Unamortized Loan Costs		—	(35)
Third Party Note Payable - 2023	12/31/2024	114	—
Third Party Note Payable - 2024	12/14/2024	377	—
Total Short-Term Debt		$838	$6,690

Long-Term Debt
SBA loan	6/3/2050	$65	$65
Convertible notes, at fair value[1]		—	16,804
Convertible Note - 2017[1]		—	1,987
Convertible Note - 2022[1]		—	600
Convertible Note - 2023[1]		—	300
Unamortized Discounts		—	(1,210)
Total Long-Term Debt		$65	$18,546
[1]principal balance was converted to equity immediately prior to the XTI Merger closing time - refer to Note 12
Interest expense on the short-term debt totaled approximately $0.4 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively. Interest expense includes the interest on the outstanding balance of the notes and the amortization of deferred financing costs and note discounts recorded at issuance for the Short Term Debt.

Notes Payable

Promissory Note - 2023

On July 24, 2023, the Company and XTI Aircraft Company entered into a Senior Promissory Note which had an outstanding principal balance of approximately $3.1 million as of December 31, 2023. During the period from January 1, 2024 to March 12, 2024, legacy Inpixon provided an additional $1.0 million in funding to XTI Aircraft Company. On March 12, 2024, the Company and XTI Aircraft Company effected a reverse triangular merger resulting in XTI Aircraft Company becoming a wholly-owned subsidiary of the Company. As a result of the merger, the outstanding subsidiary debt balance, related parent note receivable balance and accrued interest eliminated upon the consolidation of the Company's March 31, 2024 balance sheet. The Company intends to legally terminate this intercompany promissory note during the second quarter of 2024.

Promissory Note - 2023 - related party

On January 5, 2023, the Company entered into a promissory note agreement with David Brody. The note has a principal amount of approximately $0.1 million and accrues interest at a rate of 5% per annum. The note matures on May 31, 2024 (as amended). On May 2, 2024, the Company paid $0.05 million towards the principal balance of the note.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

Note 11 - Debt (continued)

Convertible Note - 2021 - related party

On October 1, 2023, an existing convertible note entered into on December 31, 2021 by and between the Company and David Brody was replaced by a new convertible note with a principal balance of approximately $1.1 million and interest rate of 4%. On March 12, 2024, approximately $0.9 million of the note's outstanding balance was converted into common shares of the Company, The Company repaid the remaining balance of the note on April 1, 2024.

Convertible Note - 2021

During 2021, the Company entered into convertible notes with a syndicate of investors. The notes had a combined principal amount of $2.5 million and accrue interest at a rate of 4.0% per annum. On March 12, 2024, approximately $2.45 million of the note's outstanding principal balance was converted into common shares of the Company. As of March 31,2024, approximately $0.05 million of the note's principal balance and $0.2 million of accrued interest remained outstanding. The note holder has the right to receive repayment of the note at the note’s maturity date in either cash or in shares of common stock of the Company at a value of $1.00 per share. The share conversion may occur prior to May 23, 2024 at the option of the note holder.

Third Party Note Payable - 2023 - financing agreement

As part of the Merger, the Company acquired a financing agreement whereby the lender paid a Company vendor approximately $0.1 million for a service contract. The terms of the agreement are for a 12 months period with a 18.6% interest rate whereby there is no payment due for the first 4 months, and then the Company is to pay approximately $0.01 million a month over 8 months until the debt is repaid in full.

Third Party Note Payable - 2024 - financing agreement

On March 14, 2024, the Company entered into a financing agreement whereby the lender paid a Company vendor approximately $0.4 million for an insurance contract. The terms of the agreement are for a 9 month period with a 8.3% interest rate. The Company is to pay $0.04 million per month until the debt is repaid in full.

SBA Loan

On June 3, 2020, the Company entered into a promissory note with the U.S. Small Business Administration (SBA). The note has a principal amount of $0.07 million and accrues interest at a rate of 3.75% per annum. Monthly interest only payments commenced on June 3, 2021. The note matures on June 3, 2050 and is collateralized by tangible and intangible personal assets of the Company.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

Note 12 - Common Stock

Reverse Stock Split

The Company effected a reverse stock split of its outstanding common stock at a ratio of 1-for-100, effective as of March 12, 2024, for the purpose of complying with Nasdaq Listing Rule 5550(a)(2) and satisfying the bid price requirements applicable for initial listing applications in connection with the closing of the XTI Merger. All references in the condensed consolidated financial statements to the number of shares and per share amounts of the Company’s common stock have been retroactively restated to reflect completion of the Merger and the Reverse Stock Split.

Note Conversion

Immediately prior to the effective time of the XTI Merger on March 12, 2024, the 2017 convertible note, 2018 convertible note and 2019 convertible note (collectively classified as "convertible notes, at fair value" - refer to the debt table in Note 11) were converted into an aggregate 8,416,201 pre-exchange common shares or 751,226 post merger exchange common shares of the company. Immediately prior to the conversion, the convertible notes, at fair value were marked to market resulting in a gain of $12.9 million, which is included in change in fair value of convertible notes in the other income and expense section of the condensed consolidated statement of operations. As a result of the conversions, the notes were satisfied in full and therefore relieved the company of all obligations.

Note Inducements

To induce note holders to convert their outstanding note balances into XTI common shares ahead of the XTI Merger so to assist the Company in qualifying for a Nasdaq Capital Markets listing, Legacy XTI entered into voluntary note conversion letter agreements in February 2024 as detailed below. Per the letter agreements, an aggregate principal and accrued interest balance was converted at a reduced conversion price into common shares of Legacy XTI immediately prior to the XTI Merger closing time. As a result of the voluntary note conversions, for some transactions there was a syndicate note balance remaining post-merger which was assumed by the combined company (XTI Aerospace). The Company accounted for these conversions as an inducement and, as such, recognized a loss related to the fair value of the additional shares issued compared to the original terms of the convertible note, which is included in inducement loss on debt conversions in the other income and expense section of the condensed consolidated statement of operations.

Letter Agreement	Aggregate Principal and Interest	Reduced Conversion Price	Pre - Exchange Ratio Common Shares	Post - Exchange Ratio Common Shares	Post Conversion Note Balance Outstanding - Assumed by XTI Aerospace	Net Inducement Charge
Convertible Note 2021	$2,503,776	$0.265	9,450,209	843,523	$273,000	$3,266,167
Convertible Note 2017	$2,147,687	$0.265	8,106,195	723,557	$—	$2,795,492
Convertible Note 2022	$600,000	$0.265	2,264,630	202,140	$82,000	$464,055
Convertible Note 2023	$300,000	$0.265	1,132,315	101,070	$33,000	$206,733
Totals				1,870,290		$6,732,447

Note Inducement: Convertible Note 2021 - Related Party

To induce the note holder to convert his outstanding note balances into XTI common shares ahead of the XTI Merger so to assist the Company in qualifying for a Nasdaq Capital Markets listing, XTI Aircraft Company entered into voluntary note conversion letter agreement with the note holder in February 2024. Per the letter agreement, $0.9 million of the outstanding note balance was converted at a reduced conversion price of $0.309 into 2,983,115 pre-exchange common shares of XTI immediately prior to the XTI Merger closing time or 266,272 post merger exchange common shares. As a result of the voluntary note conversion, $0.2 million of the note balance remained outstanding post-merger and was assumed by the combined company (XTI Aerospace) and was subsequently paid in full on April 1, 2024. The Company accounted for this conversion as an inducement and, as such, recognized an inducement charge of $1.0 million related to the fair value of the additional shares issued compared to the original terms of the convertible note. As this note holder is a related party of the

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

Note 12 - Common Stock (continued)
Company, the Company accounted for the conversion as a capital transaction and therefore recorded the inducement charge within additional paid in capital.
Share Issuances

At the closing of the merger transaction, there were 2,075,743 shares of the Company's common stock issued to Inpixon’s preexisting shareholders as consideration for the transaction.

3,342,998 of pre-exchange common shares of XTI Aircraft Company were issued to Xeriant, Inc. immediately prior to the XTI Merger closing time or 298,395 post merger exchange common shares. This share issuance to Xeriant Inc. fully settled the obligation relating to a joint venture arrangement by and between XTI Aircraft Company and Xeriant Inc., which terminated by its terms on May 31, 2023. The obligation to issue shares to Xeriant was classified in equity as of December 31, 2023, as the share consideration became fixed once the joint venture terminated.

4,000,000 of pre-exchange common shares of XTI Aircraft Company were issued to Scott Pomeroy as transaction compensation immediately prior to the XTI Merger closing time or 357,039 post merger exchange common shares. As a result of this share issuance transaction, the Company recorded $1.9 million of stock-based compensation expense included in the condensed consolidated statement of operations for the three months ended March 31, 2024.

4,317,279 of pre-exchange common shares of XTI Aircraft Company were issued to Maxim Group as transaction compensation immediately prior to the XTI Merger closing time or 385,359 post merger exchange common of pre-exchange common shares As a result of this share issuance transaction, the Company recorded $2.0 million of stock-based compensation expense included in the condensed consolidated statement of operations for the three months ended March 31, 2024.

2,117,817 of pre-exchange common shares of XTI Aircraft Company were issued to Chardan Capital Markets as transaction compensation immediately prior to the XTI Merger closing time or 189,036 post merger exchange common shares. As a result of this share issuance transaction, the Company recorded $1.0 million of stock-based compensation expense included in the condensed consolidated statement of operations for the three months ended March 31, 2024.

518,317 of pre-exchange common shares of XTI Aircraft Company were issued to a non-executive officer as transaction compensation immediately prior to the XTI Merger closing time or 46,265 post merger exchange common shares. As a result of this share issuance transaction, the Company recorded $0.2 million of stock-based compensation expense included in the condensed consolidated statement of operations for the three months ended March 31, 2024.

Note 13 - Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share with rights, preferences, privileges and restrictions as to be determined by the Company’s Board of Directors.

Series 4 Convertible Preferred Stock

On April 20, 2018, the Company filed with the Secretary of State of the State of Nevada the Certificate of Designation that created the Series 4 Convertible Preferred Stock (“Series 4 Preferred”), authorized 10,415 shares of Series 4 Preferred and designated the preferences, rights and limitations of the Series 4 Preferred. The Series 4 Preferred is non-voting (except to the extent required by law) and was convertible into the number of shares of common stock, determined by dividing the aggregate stated value of the Series 4 Preferred of $1,000 per share to be converted by $1,674,000.

As of March 31, 2024, there was 1 share of Series 4 Preferred outstanding.

Series 5 Convertible Preferred Stock

On January 14, 2019, the Company filed with the Secretary of State of the State of Nevada the Certificate of Designation that created the Series 5 Convertible Preferred Stock, authorized 12,000 shares of Series 5 Convertible Preferred Stock and designated the preferences, rights and limitations of the Series 5 Convertible Preferred Stock. The Series 5 Convertible Preferred Stock is non-voting (except to the extent required by law). The Series 5 Convertible Preferred Stock is convertible

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

Note 13 - Preferred Stock (continued)
into the number of shares of common stock, determined by dividing the aggregate stated value of the Series 5 Convertible Preferred Stock of $1,000 per share to be converted by $1,123,875.

As of March 31, 2024, there were 126 shares of Series 5 Convertible Preferred Stock outstanding.
Series 9 Preferred Stock

On March 12, 2024, the Company filed the Certificate of Designations of Preferences and Rights of Series 9 Preferred Stock (the “Certificate of Designation”), with the Secretary of State of Nevada, designating 20,000 shares of preferred stock, par value $0.001 of the Company, as Series 9 Preferred Stock. Each share of Series 9 Preferred Stock has a stated face value of $1,050 (“Stated Value”) and do not have any voting rights. Preferred stock is recorded on the accompanying consolidated balance sheet at its redemption value which is the carrying value of the redeemable preferred stock.

Each share of Series 9 Preferred Stock will accrue a rate of return on the Stated Value in the amount of 10% per year, compounded annually to the extent not paid, and pro rata for any fractional year periods (the “Preferred Return”). The Preferred Return will accrue on each share of Series 9 Preferred Stock from the date of issuance and will be payable on a quarterly basis, either in cash or through the issuance of an additional number of shares of Series 9 Preferred Stock equal to (i) the Preferred Return then accrued and unpaid, divided by (ii) the Stated Value, at the Company’s discretion. The Preferred Stock holders will also receive a quarterly dividend at 2% per quarter, beginning on the one-year anniversary of the issuance date and for all periods following the two-year anniversary of the issuance date of a share of Series 9 Stock, the dividend shall be 3% per quarter.

The Company may elect, in the sole discretion of the Board, to redeem all or any portion of the Series 9 Stock then issued and outstanding from all of the Series 9 Holders by paying to the applicable Series 9 Holders an amount in cash equal to the liquidation amount as defined in the preferred stock agreement.
Exchange Agreement

On March 12, 2024, Inpixon and Streeterville Capital, LLC (the “Note Holder”, or “Streeterville”), the holder of an outstanding promissory note issued on December 30, 2023 (as amended, the “December 2023 Note”), entered into an Exchange Agreement, pursuant to which the Note Holder exchanged the remaining balance of principal and accrued interest under the December 2023 Note in the aggregate amount of approximately $9.8 million for 9,802 shares of Series 9 Preferred Stock (the “Preferred Stock”), based on an exchange price of $1,000 per share of Series 9 Preferred Stock. The Company analyzed the exchange of the principal and interest as an extinguishment and compared the net carrying value of the debt being extinguished to the reacquisition price (shares of preferred stock being issued). The Company notes that the net carrying value of the debt was the fair value of the preferred stock (reacquisition price). As such, no gain or loss was recognized upon debt extinguishment. Following such exchange and the extinguishment of the December 2023 Note, the December 2023 Note is deemed paid in full, automatically canceled, and will not be reissued.

Securities Purchase Agreement

On March 12, 2024, Legacy Inpixon entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an entity controlled by the Inpixon’s former director and former Chief Executive Officer (the “Purchaser”), and owner of 3AM investments, LLC (“3AM”). Pursuant to the Securities Purchase Agreement, the Purchaser purchased 1,500 shares of Series 9 Preferred Stock for a total purchase price of approximately $1.5 million, based on a purchase price of $1,000 per share of Series 9 Preferred Stock. The Company agreed that the Purchaser will be deemed a “Required Holder” as defined in the Certificate of Designation as long as the Purchaser holds any shares of Series 9 Preferred Stock.

The Securities Purchase Agreement sets forth certain restrictions on the Company’s use of the proceeds from the sale of the Series 9 Preferred Stock pursuant thereto, including that the proceeds must be used in connection with the redemption of the Series 9 Preferred Stock pursuant to the Certificate of Designation or working capital purposes, and may not, without the consent of the required holders of Series 9 Preferred Stock, be used for, among other things, (i) the redemption of any XTIA common stock or common stock equivalents, (ii) the settlement of any outstanding litigation, or (iii) for the repayment of debt for borrowed money to any officer or director, or Merger-transaction related bonuses to any employee or vendor except for such

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

Note 13 - Preferred Stock (continued)
non-merger transaction related bonuses as may be payable to participants pursuant to the Company’s existing employee bonus plan

In connection with the issuance of the Preferred Stock, the direct and incremental expenses incurred were immaterial.

As of March 31, 2024, there were 11,302 shares of Series 9 Preferred outstanding.

Note 14 - Stock Award Plans and Stock-Based Compensation
The Company has three Employee Stock Incentive plans. The Company has a 2017 Employee and Consultant Stock Ownership Plan (“2017 Plan”) and legacy Inpixon had put in place a 2011 Employee Stock Incentive Plan (the “2011 Plan”) and a 2018 Employee Stock Incentive Plan (the “2018 Plan”).
2017 Plan
During 2017, the Company adopted the 2017 Plan, which was amended in 2021 to increase the maximum shares eligible to be granted under the Plan. The Company may issue awards in the form of restricted stock units and stock options to employees, directors, and consultants. Under the 2017 Plan, stock options are generally granted with an exercise price equal to the estimated fair value of the Company’s common stock, as determined by the Company’s Board of Directors on the date of grant. Options generally have contractual terms of ten years. Incentive stock options (ISO) may only be granted to employees, whereas all other stock awards may be granted to employees, directors, consultants and other key
As of March 31, 2024, 1,068,959 of stock options were granted to employees, directors and consultants of the Company. Post merger and as of March 31, 2024, the 2017 Plan has zero unallocated shares available for future grants under the Plan.
As of March 31, 2024, the fair value of non-vested stock options of the 2017 Plan totaled approximately $5.2 million, which will be amortized to expense over the weighted average remaining term of 0.95 years.
2011 Plan and 2018 Plan
In September 2011, legacy Inpixon adopted the 2011 Plan which provides for the granting of incentive and non-statutory common stock options and stock based incentive awards to employees, non-employee directors, consultants and independent contractors. The plan was terminated by its terms on August 31, 2021 and no new awards will be issued under the 2011 Plan.
In February 2018, legacy Inpixon adopted the 2018 Plan and together with the 2011 Plan, the “Legacy Inpixon Option Plans”, which is utilized for employees, corporate officers, directors, consultants and other key persons employed. The 2018 Plan provides for the granting of incentive stock options, NQSOs, stock grants and other stock-based awards, including Restricted Stock and Restricted Stock Units (as defined in the 2018 Plan).
Incentive stock options granted under the Legacy Inpixon Option Plans are granted at exercise prices not less than 100% of the estimated fair market value of the underlying common stock at date of grant. The exercise price per share for incentive stock options may not be less than 110% of the estimated fair value of the underlying common stock on the grant date for any individual possessing more that 10% of the total outstanding common stock of the Company. Options granted under the Option Plans vest over periods ranging from immediately to four years and are exercisable over periods not exceeding ten years.
The aggregate number of shares that may be awarded under the 2018 Plan as of March 31, 2024 is 62,164,297. As of March 31, 2024, 968 of stock options were granted to employees, directors and consultants of the Company, 430 restricted stock awards were granted to employees of the company that were converted to common shares in prior periods and 62,162,899 options were available for future grant under the 2018 Plan.
As of March 31, 2024, the fair value of non-vested stock options of the 2018 Plan totaled approximately $0.6 million, which will be amortized to expense over the weighted average remaining term of 0.9 years.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
Note 14 - Stock Award Plans and Stock-Based Compensation (continued)
During the three months ended March 31, 2024 and 2023, the Company recorded a charge for the amortization of stock options of approximately $0.1 million and $0.1 million, respectively, which is included in the operating expense section of the condensed consolidated statement of operations.
See below for a summary of the stock options granted under the 2011, 2017, and 2018 plans:

	2011 Plan	2017 Plan	2018 Plan	Total
Beginning balance as of January 1, 2024	—	1,161,687	—	1,161,687
Legacy Inpixon stock options from merger	9	—	1,139	1,148
Granted	—	—	—	—
Exercised	—	(92,728)	—	(92,728)
Expired	(9)	—	(171)	(180)
Forfeited	—	—	—	—
Ending balance as of March 31, 2024	—	1,068,959	968	1,069,927
The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option-pricing model, however there were no stock option grants during the three months ended March 31, 2024.
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
Stock Option Exercises
To induce option holders to exercise option shares ahead of the XTI Merger so to assist the company in qualifying for a Nasdaq Capital Markets listing, XTI Aircraft Company entered into exercise letter agreements with several option holders in February 2024 at reduced exercise prices from the original option agreements. The net impact of these option inducements to the condensed consolidated statement of operations was not material. In total, 1,038,871 option shares under the 2017 Plan were net exercised into 1,036,420 pre-exchange common shares of XTI Aircraft Company immediately prior to the XTI Merger closing time or 92,728 post merger exchange common shares.
Note 15 - Warrants
The following table summarizes the activity to warrants outstanding:

Number of Warrants
Beginning balance as of January 1, 2024	771,895
Legacy Inpixon warrants from merger	1,448,481
Granted	—
Exercised	(389,287)
Expired	(96,504)
Exchanged	—
Ending balance as of March 31, 2024	1,734,585

Exercisable as of March 31, 2024	1,545,430
Warrant Exercise Price Reduction

On March 21, 2024, the Company’s Board of Directors authorized a reduction in the exercise price of the warrants issued as part of the legacy Inpixon warrant inducement that occurred on December 15, 2023 from $7.324 to $5.13 per share in

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
Note 15 - Warrants (continued)
accordance with the existing terms of such warrants. The Company notes that the reduction in exercise price authorization was perfunctory, as it was known on March 12, 2024 that the reduction was going to occur. Therefore, the Company accounted for the modification of the warrants at the time of the merger and is reflected as part purchase accounting.
Warrants Exercises

On February 2, 2022, XTI Aircraft Company executed a conditional purchase order (“Aircraft Purchase Agreement”) with a regional airline customer to deliver 100 TriFan aircraft. In conjunction with this purchase order, the Company issued a warrant for the purchase of a total of 6,357,474 shares of common stock at an exercise price of $0.01.

Effective as of March 11, 2024, XTI Aircraft Company entered into an amendment (the “Warrant Amendment”) with the same regional airline customer. The Warrant Amendment modifies the vesting criteria with respect to the shares of common stock underlying the warrant. As amended by the Warrant Amendment, (i) one-third of the shares represented by the warrant vested upon the execution and delivery of the conditional aircraft purchase contract, dated February 2, 2022, by and between the Company and regional airline customer, relating to the purchase of 100 TriFan 600 aircraft, (ii) one-sixth of the shares vested on March 12, 2024 in which the Company recorded $0.5 million of stock-based compensation expense for the three months ended March 31, 2024, (iii) one-sixth of unvested shares lapsed on March 12, 2024, and (iv) one-third of the shares will vest upon the acceptance of delivery and final purchase of the first TriFan 600 aircraft by the regional airline customer pursuant to the Aircraft Purchase Agreement. The Warrant Amendment requires the parties to agree on an initial strategic public and industry announcement within 90 days of March 11, 2024 or such other time as the parties may mutually agree. On March 12, 2024 and per a warrant exercise letter agreement, all vested warrant shares were net exercised into 3,178,737 pre-exchange common shares of XTI Aircraft Company immediately prior to the XTI Merger closing time or 283,737 post merger exchange common shares.
To induce warrant holders to exercise warrant shares ahead of the XTI Merger so to assist the company in qualifying for a Nasdaq Capital Markets listing, XTI Aircraft Company entered into exercise letter agreements with several warrant holders in February 2024 at reduced exercise prices from the original warrant agreements. The net impact of these warrant inducements to the condensed consolidated statement of operations was not material. In total, 1,182,522 warrant shares were net exercised into 1,179,732 pre-exchange common shares of XTI Aircraft Company immediately prior to the XTI Merger closing time or 105,550 post merger exchange common shares.

Note 16 - Income Taxes
There is an income tax expense of approximately $0.004 million and zero for three months ended March 31, 2024 and 2023, respectively. The income tax expense included in the three months ended March 31, 2024 profit and loss statement includes state income tax liabilities for the period.
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
The Company maintains cash deposits with financial institutions, which, from time to time, may exceed federally insured limits. Cash is also maintained at foreign financial institutions for its UK subsidiary and German subsidiaries. Cash in foreign financial institutions as of March 31, 2024 and December 31, 2023 was immaterial. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash.
The customers who account for 10% or more of the Company's revenue for the three months ended March 31, 2024 or 10% or more of the Company's outstanding receivable balance as of March 31, 2024 are presented as follows:

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

Note 17 - Credit Risk and Concentrations (continued)

	Three Months ended March 31, 2024		As of March 31, 2024
Customer	Revenues (thousands)	Percentage of revenues	Accounts Receivable (thousands)	Percentage of accounts receivable
A	$162	73%	$261	32%
B	$17	8%	$195	24%
C	$9	4%	$198	24%
Total	$188	85%	$654	80%
The Company did not have revenue for the three months ended March 31, 2023. The Company did not have outstanding receivables as of March 31, 2023.
The vendors who account for 10% or more of the Company's purchases for three months ended March 31, 2024 or 10% or more of the Company's outstanding payable balance as of March 31, 2024 are presented as follows:

	Three Months ended March 31, 2024		As of March 31, 2024
Vendor	Purchases (thousands)	Percentage of purchases	Accounts Payable (thousands)	Percentage of accounts payable
A	$437	15%	$1,785	26%
Total	$437	15%	$1,785	26%
The vendors who account for 10% or more of the Company's purchases for three months ended March 31, 2023 or 10% or more of the Company's outstanding payable balance as of March 31, 2023 are presented as follows:

	Three Months ended March 31, 2023		As of March 31, 2023
Vendor	Purchases (thousands)	Percentage of purchases	Accounts Payable (thousands)	Percentage of accounts payable
A	$101	17%	$636	48%
B	$84	14%	$40	3%
C	$65	11%	$2	—%
D	$59	10%	$—	—%
E	$—	—%	$525	39%
Total	$309	52%	$1,203	90%
Note 18 - Segments

The Company’s Chief Executive Officer (“CEO”), acting as the Chief Operating Decision Maker, or (“CODM”), regularly reviews and manages certain areas of its businesses, resulting in the Company identifying two reportable segments: Industrial IoT and Commercial Aviation. The Company manages and reports its operating results through these two reportable segments. This allows the Company to enhance its customer focus and better align its business models, resources, and cost structure to the specific current and future growth drivers of each business, while providing increased transparency to the Company’s shareholders.
The commercial aviation segment is currently in the pre-revenue development stage and its primary activity is the development of the TriFan 600 aircraft. The Industrial IoT segment generates revenue primarily from the sale of real-time location system solutions for the industrial sector and its customers are primarily located in Germany and the U.S. As it relates to the Industrial IoT segment, the results disclosed in the table below only reflect activity following the Merger closing through the March 31, 2024 reporting date: refer to Note 3 - Consolidations.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

Note 18 - Segments (continued)
Gross profit and income (loss) from operations are the primary measures of Industrial IoT segment performance used by the Company’s CODM. The Company notes that Commercial Aviation is in the pre-revenue operating stage, and therefore the CODM primarily focuses on research and development expenses and total loss by operations as the primary measure of Commercial Aviation segment performance used by the Company’s CODM.
Unallocated operating expenses include costs that are not specific to a particular segment but are general to the group; included expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses.
The following table reflects results of operations from our business segments for the periods indicated below (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Revenue by Segment
Industrial IoT	$220	$—
Commercial Aviation	—	—
Total segment revenue	$220	$—

Gross profit by Segment
Industrial IoT	$141	$—
Commercial Aviation	—	—
Gross profit by Segment	$141	$—

Research and Development Expenses by Segment
Industrial IoT	$127	$—
Commercial Aviation	337	435
Research and Development Expenses by Segment	$464	$435

Income (loss) from operations by Segment
Industrial IoT	$(164)	$—
Commercial Aviation	(7,797)	(1,284)
Loss from operations by segment	$(7,961)	$(1,284)
Unallocated costs	(916)	$—
Consolidated loss from operations	$(8,877)	$(1,284)
The reporting package provided to the Company's CODM does not include the measure of assets by segment as that information isn't reviewed by the CODM when assessing segment performance or allocating resources.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

Note 19 - Fair Value of Financial Instruments
The Company's estimates of fair value for financial assets and liabilities are based on the framework established in ASC 820. The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the ASC 820 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. We classified our financial instruments measured at fair value on a recurring basis in the following valuation hierarchy. The Company notes that the Company did not hold any financial assets fair valued under ASC 820 as of March 31, 2024 and December 31, 2023, other than the Damon Motors convertible note and warrant outlined in Note 24.
The Company's assets and liabilities measured at fair value consisted of the following at March 31, 2024 and December 31, 2023:

	Fair Value at March 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Notes receivable	$3,264	$—	$—	$3,264
Warrant Asset	448	—	—	448
Total assets	$3,712	$—	$—	$3,712
Liabilities:
Warrant liability	$1,019	$—	$—	1,019
Total liabilities	$1,019	$—	$—	$1,019

	Fair Value at December 31, 2023
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$497	$—	$—	$497
Convertible notes, at fair value	16,804	—	—	16,804
Loan conversion derivatives	333	—	—	333
Total liabilities	$17,634	$—	$—	$17,634
Refer to Note 24 for discussion of the valuation methodologies used for the Company's Damon Motors convertible note and warrant assets measured at fair value. The fair value of the Level 3 warrant liability was determined using a pricing model with certain significant unobservable market data inputs. The table below includes a reconciliation of the Level 3 assets and liabilities for which significant unobservable inputs were used to determine fair value for the three months ended March 31, 2024:

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

Note 19 - Fair Value of Financial Instruments (continued)

	Level 3
	Level 3 Assets		Level 3 Liabilities
Level 3 Assets and Liabilities	Notes receivable	Warrant asset	Warrant liability	Convertible notes, at fair value	Loan conversion derivatives
Balance at January 1, 2024	$—	$—	$497	$16,804	$333
Acquired	3,264	448	920	—	—
Change in fair value	—	—	(398)	(12,882)	—
Conversion to Equity	—	—	—	(3,922)	(333)
Balance at March 31, 2024	$3,264	$448	$1,019	$—	$—
The changes in fair value of the warrant liability and convertible notes are presented within 'Other income, net' and 'Change in fair value of convertible notes', respectively, in the consolidated statements of operations.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

Note 20 - Foreign Operations
Prior to the Merger, the Company’s operations were located primarily in the United States. After the Merger, the Company's operations are located primarily in the United States, Germany, and the United Kingdom. Revenues by geographic area are attributed by country of domicile of our subsidiaries. The financial data by geographic area are as follows (in thousands):

	United States	Germany	United Kingdom	Eliminations	Total
For the Three Months Ended March 31, 2024:
Revenues by geographic area	$27	$193	$—	$—	$220
Operating (loss) income by geographic area	$(8,940)	$63	$—	$—	$(8,877)
Net (loss) income by geographic area	$(2,674)	$72	$—	$—	$(2,602)
For the Three Months Ended March 31, 2023:
Revenues by geographic area	$—	$—	$—	$—	$—
Operating (loss) income by geographic area	$(1,284)	$—	$—	$—	$(1,284)
Net (loss) income by geographic area	$(1,565)	$—	$—	$—	$(1,565)
As of March 31, 2024:
Identifiable assets by geographic area	$39,147	$23,041	$10	$(31,416)	$30,782
Long lived assets by geographic area	$2,186	$3,735	$—	$—	$5,921
Goodwill by geographic area	$3,142	$9,256	$—	$—	$12,398
As of December 31, 2023:
Identifiable assets by geographic area	$509	$—	$—	$—	$509
Long lived assets by geographic area	$278	$—	$—	$—	$278
Goodwill by geographic area	$—	$—	$—	$—	$—

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

Note 21 - Related Party Transactions
Refer to Note 11 for disclosures on related party debt transactions and Note 23 for disclosures on Nadir Ali's related party consulting agreement.
David Brody, board member and founder of XTI Aircraft Company, provided legal and strategic consulting services for the Company. During the three months ended March 31, 2024 and 2023, the Company paid Mr. Brody compensation of $20,000 and $0, respectively. As of March 31, 2024 and December 31, 2023, the Company owed Mr. Brody accrued consulting compensation of $0 and $320,000, respectively, which is included in Related Party Payables within the accompanying balance sheets. Pursuant to an amendment to the consulting agreement, the outstanding payable amount of $320,000 was waived by Mr. Brody and the consulting agreement terminated in connection with the Merger closing.

During the three months ended March 31, 2024 and 2023, the Company paid Scott Pomeroy, the Company's CEO and Chairman, who was the CFO and board member of XTI Aircraft Company up until the Merger closing, consulting compensation of $43,750 and $26,250, respectively. As of March 31, 2024 and December 31, 2023, the Company owed Mr. Pomeroy accrued consulting compensation of $99,750 and $99,750, respectively, which is included in Related Party Payables within the accompanying balance sheets.

During the three months ended March 31, 2024 and 2023, the Company paid its former Chief Operating Advisor consultant, Charlie Johnson, who was a board member of XTI Aircraft Company up until the date of the Merger closing, compensation of $0 and $10,000, respectively. As of March 31, 2024 and December 31, 2023, the Company owed Mr. Johnson accrued consulting compensation of $0 and $120,000, respectively, which is included in Related Party Payables within the accompanying balance sheets. Pursuant to an amendment to the consulting agreement during the first quarter of 2024, the Company paid $60,000 to Mr. Johnson and the remaining accrued consulting compensation balance of $60,000 was waived. The consulting agreement was terminated in connection with the Merger closing and Mr. Johnson is no longer a board member of the Company's XTI Aircraft Company subsidiary.

Grafiti Group Divesiture
On February 21, 2024, Inpixon completed the disposition of the remaining portion of the Shoom, SAVES, and GYG business lines and assets ("Grafiti Group Divestiture") in accordance with the terms and conditions of an Equity Purchase Agreement, dated February 16, 2024, by and among Inpixon (“Seller”), Grafiti LLC, and Grafiti Group LLC (a newly formed entity controlled by Nadir Ali, the Company's CEO and a director) (“Buyer”). Pursuant to the terms, Buyer acquired from 100% of the equity interest in Grafiti LLC, including the assets and liabilities primarily relating to Inpixon’s Saves, Shoom and Game Your Game business, including 100% of the equity interests of Inpixon India, Grafiti GmbH (previously Inpixon Gmbh) and Game Your Game, Inc. from the Company for a minimum purchase price of $1.0 million paid in two annual cash installments of $0.5 million due within 60 days after December 31, 2024 and 2025. The purchase price and annual cash installment payments will be (i) increased for 50% of net income after taxes, if any, from the operations of Grafiti LLC for the years ended December 31, 2024 and 2025; (ii) decreased for the amount of transaction expenses assumed; (iii) increased or decreased by the amount working capital of Grafiti LLC on the closing balance sheet is greater or less than $1.0 million. The Company notes that $0.5 million of the receivable is included in current assets as other receivables in the Company's condensed consolidated balance sheet as of March 31, 2024, and the remaining $0.5 million of the receivable is included in long term assets as other assets in the Company's condensed consolidated balance sheet as of March 31, 2024.
Director Services Agreement
The Company and Kareem Irfan, a director of the Company, have amended Mr. Irfan's October 21, 2014 Director Services Agreement on May 16, 2022 (as amended, the "Amended Director Services Agreement") to increase his quarterly compensation by an additional $10,000 per month as consideration for the additional time and efforts dedicated to the Company and management in support of the evaluation of strategic relationships and growth initiatives. The Amended Director Services Agreement supersedes and replaces all prior agreements by and between the Company and Mr. Irfan. At its meeting on May 1, 2024, the Board adopted a new Board compensation policy applicable to all Directors - refer to Note 25.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
Note 22 - Leases
The Company has operating leases for administrative offices in the United States (Colorado) and Germany.

As part of the Merger, the Company acquired right-of-use assets and lease liabilities related to an operating lease for an office space (the IntraNav office) located in Frankfurt, Germany. This lease expires on January 6, 2025 and the current lease rate is $9,295 (€8,612) per month.

As part of the Merger, the Company acquired right-of-use assets and lease liabilities related to an operating lease for an office space (the Inpixon GmbH office) located in Berlin, Germany. This lease expires on May 31, 2026 and the current lease rate is $7,987 (€7,400) per month.

On January 1, 2024, the Company entered into a lease agreement for its new corporate office location in Englewood, Colorado. This lease expires on January 31, 2028 and the current lease rate is $8,966 per month.
The Company has no other operating or financing leases with terms greater than 12 months.
Right-of-use assets are summarized below (in thousands):

	As of March 31, 2024	As of December 31, 2023
Englewood, CO Office	$394	$—
Berlin, Germany Office	197	—
Frankfurt, Germany Office	90	—
Less accumulated amortization	(28)	—
Right-of-use asset, net	$653	$—
Lease expense for operating leases recorded in the balance sheet is included in operating costs and expenses and is based on the future minimum lease payments recognized on a straight-line basis over the term of the lease plus any variable lease costs. Operating lease expenses, inclusive of short-term and variable lease expenses, recognized in our condensed consolidated statement of income for the three months ended March 31, 2024 and 2023 was approximately $43,000 and $1,000, respectively.
Lease liability is summarized below (in thousands):

	As of March 31, 2024	As of December 31, 2023
Total lease liability	$663	$—
Less: short term portion	(259)	—
Long term portion	$404	$—
Maturity analysis under the lease agreement is as follows (in thousands):

Nine months ending December 31, 2024	$237
Year ending December 31, 2025	220
Year ending December 31, 2026	159
Year ending December 31, 2027	124
Year ending December 31, 2028	10
Year ending December 31, 2029 and thereafter	—
Total	$750
Less: Present value discount	(87)
Lease liability	$663

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
Note 22 - Leases (continued)
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the date of adoption of ASC 842, "Leases" ("ASC 842"). As of March 31, 2024, the weighted average remaining lease term is 2.9 years and the weighted average discount rate used to determine the operating lease liabilities was 6.7%.
Note 23 - Commitments and Contingencies
Financial Advisory Fees

Pursuant to the terms of an amended advisory fees agreement between the Company and Maxim Group ("Maxim"), the Company is obligated to pay Maxim $200,000 which becomes payable upon the closing of one or more debt or equity financings for which Maxim serves as placement agent or underwriter and in which the Company raises minimum aggregate gross proceeds of $10 million.

Pursuant to its engagement letter with Legacy XTI, dated as of June 7, 2022, as amended (the “Chardan Engagement Letter”) and the XTI Merger Agreement, Chardan Capital Markets (“Chardan”) received registered shares of XTI Aerospace common stock and will receive a cash payment of $200,000, which is included in Accounts Payable on the condensed consolidated balance sheets as of March 31, 2024. Chardan may be entitled to receive additional common shares of XTI Aerospace depending on the share price of a public offering the Company consummates within 90 days following the XTI Merger closing, as outlined in the amended engagement letter.
Consulting Agreements with Prior "Legacy Inpixon" CEO and CFO

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
If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
Note 23 - Commitments and Contingencies (continued)
but cannot be estimated, then the nature of the contingent liability and an estimate of the range of possible losses, if determinable and material, would be disclosed.
Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.
On December 6, 2023, Xeriant, Inc. (“Xeriant”) filed a complaint against Legacy XTI, along with two unnamed companies and five unnamed persons, in the United States District Court for the Southern District of New York. On January 31, 2024, Xeriant filed an amended complaint, which added us as a defendant. On February 2, 2024, the Court ordered Xeriant to show cause as to why the amended complaint should not be dismissed without prejudice for lack of subject matter jurisdiction. On February 29, 2024, Xeriant filed a second amended complaint. The second amended complaint alleges that Legacy XTI, through multiple breaches and fraudulent actions, has caused substantial harm to Xeriant and has prevented it from obtaining compensation owed to it under various agreements entered into between Xeriant and Legacy XTI, including but not limited to a joint venture agreement, a cross-patent license agreement, an operating agreement, and a letter agreement. In particular, Xeriant contends that Legacy XTI gained substantial advantages from the intellectual property, expertise, and capital deployed by Xeriant in the design and development of Legacy XTI’s TriFan 600 aircraft yet has excluded Xeriant from the transaction involving the TriFan 600 technology in its merger with Legacy Inpixon, which has resulted in a breach of the Letter Agreement, in addition to the other aforementioned agreements. Xeriant, in the second amended complaint, asserts the following causes of action: (1) breach of contract; (2) intentional fraud; (3) fraudulent concealment; (4) quantum meruit; (5) unjust enrichment; (6) unfair competition/deceptive business practices; and (7) misappropriation of confidential information, and seeks damages in excess of $500 million, injunctive relief enjoining us from engaging in any further misconduct, the imposition of a royalty obligation, and such other relief as deemed appropriate by the court. On March 13, 2024, Legacy XTI moved for partial dismissal of the second amended complaint, Counts 2 through 7 in particular. Legacy XTI argued that Counts 2 through 7 are (1) impermissible attempts to repackage claims arising from contractual dispute as quasi-contractual or tort claims; and (2) expressly refuted by the clear and unequivocal terms of the aforementioned agreements. The case is in its early stages, no discovery with respect to the Company has occurred, and we are unable to estimate the likelihood or magnitude of a potential adverse judgment. The Court has neither scheduled Legacy XTI’s motion for hearing nor otherwise ruled upon it. Legacy XTI nevertheless denies the allegations of wrongdoing contained in the second amended complaint and is vigorously defending against the lawsuit.

Note 24 - Damon Motors Convertible Note

On October 26, 2023, Legacy Inpixon purchased a 12% convertible note through a private placement in aggregate principal amount of $3.0 million for a purchase price of $3.0 million from Damon Motors Inc. Interest on the convertible note accrues at 12% per annum. The term of the convertible note is 12 months from October 26, 2023. The convertible note is subject to certain conversion features which include qualified financing, and/or qualified transaction, as defined in the securities purchase agreement. The note will be required to convert upon Damon Motors Inc. completing a public company event. In addition, Damon Motors Inc. issued a five-year warrant to purchase 1,096,321 shares of Damon Motors Inc. common stock in connection with the note. Management notes the Warrant is freestanding. The exercise price per Common Share is equal to the quotient of the valuation cap and the diluted capitalization, as defined in the agreement. The Warrant provides for cashless exercise after 180 days following the closing of the public company event should there be no effective registration statement. The convertible note receivable is not traded in active markets and its fair value was determined using a present value technique. The convertible note receivable is accounted for as an available-for-sale debt security based on “Level 3” inputs, which consist of unobservable inputs and reflect management’s estimates of assumptions that market participants would use in pricing the asset, with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income (loss). The Warrant is accounted for as an equity security based on “Level 3” inputs, which consist of unobservable inputs and reflect management’s estimates of assumptions that market participants would use in pricing the asset, recorded at fair value with subsequent changes in fair value recorded in earnings. The convertible note's and warrant's values as of March 31, 2024 total $3.7 million and are included in Notes Receivable, $3.3 million, and Warrant asset, $0.4 million, on the condensed consolidated balance sheets.

Note 25 - Subsequent Events

On April 18, 2024, the Company entered into an exchange agreement with the holder of shares of the Company’s Series 9 Preferred Stock pursuant to which the Company and the holder exchanged 750 shares of Series 9 Preferred Stock with an aggregate stated value of approximately $0.8 million for 266,047 shares of common stock at an effective price per share of

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

Note 25 - Subsequent Events (continued)
$2.96. The Company issued the shares of common stock to the holder on April 19, 2024, at which time the shares of Series 9 Preferred Stock were cancelled.

On April 30, 2024, the Company entered into Exchange Agreements (the “Exchange Agreements”) with the holders (the “Warrant Holders”) of certain existing warrants of the Company (the “Existing Warrants”) initially issued on May 17, 2023, which were exercisable for an aggregate of 918,690 shares of the Company’s common stock. Pursuant to the Exchange Agreements, the Company issued to the Warrant Holders 0.70 shares of common stock for each Existing Warrant, for an aggregate of 643,082 shares of common stock, in exchange for the Existing Warrants.
On April 30, 2024, the Company filed a Certificate of Amendment to Designations of Preferences and Rights of Series 9 Preferred Stock with the Secretary of State of the State of Nevada, which now allows the Company to pay the holders of Series 9 Preferred Stock, if such holders agree, with securities or other property of the Company in an amount equal to the Series 9 Preferred Liquidation Amount (as defined in the Series 9 Preferred Stock Certificate of Designation) in the event the Company elects to redeem all of any portion of the Series 9 Preferred Stock then issued and outstanding (a “Corporation Optional Conversion”). Previously, the Company was to pay any such amount in only cash. The amendment also now provides that the Company will provide notice of a Corporation Optional Conversion to the holders of Series 9 Preferred Stock within five business days prior to the consummation of such redemption rather than five business days following the determination of the Company’s board of directors to consummate such redemption. In addition, the amendment eliminates the requirement for the Company to obtain the written consent of the holders of at least a majority of the outstanding Series 9 Preferred Stock before repaying any outstanding indebtedness owed to any holder of Series 9 Preferred Stock or its affiliates.
On May 1, 2024, we entered into a note purchase agreement with Streeterville Capital, LLC (the "Holder"), pursuant to which we agreed to issue and sell to the Holder a secured promissory note (the "May 2024 Note") in an aggregate initial principal amount of approximately $1.3 million, which is payable on or before the date that is 12 months from the issuance date, and upon the satisfaction of certain conditions set forth in the note purchase agreement, up to two additional secured promissory notes (the “Subsequent Notes”). The initial principal amount of the May 2024 Note includes an original issue discount of approximately $0.3 million and approximately $0.02 million that we agreed to pay to the Holder to cover the Holder's legal fees, accounting costs, due diligence, monitoring and other transaction costs. In exchange for the May 2024 Note, the Holder paid an aggregate purchase price of $1.0 million. The Company intends to use the net proceeds from the sale of the May 2024 Note and any Subsequent Notes for general working capital purposes. The Company disclosed the material terms of the May 2024 Note and related transaction documents in a Current Report on Form 8-K filed with the SEC on May 1, 2024.
On May 2, 2024, the Company entered into an exchange agreement with the holder of shares of the Company’s Series 9 Preferred Stock pursuant to which the Company and the holder exchanged 750 shares of Series 9 Preferred Stock with an aggregate stated value of approximately $0.8 million for 357,954 shares of common stock at an effective price per share of $2.20. The Company issued the shares of common stock to the holder on May 3, 2024, at which time the shares of Series 9 Preferred Stock were cancelled.
On May 1, 2024, the Board approved and adopted a compensation policy for the Company’s non-employee directors (the “Non-Employee Director Compensation Policy”), which was developed in consultation with Zayla Partners, LLC, an independent external compensation consulting firm. Pursuant to the terms of the Non-Employee Director Compensation Policy, non-employee directors are eligible to receive cash retainer fees as well as equity incentive awards pursuant to the Company’s 2018 Employee Stock Incentive Plan for their service, as follows: Each of the Company’s non-employee directors will receive $50,000 annually for general availability and participation in meetings and conference calls of the Board. Additionally, the Chair of the Audit Committee will receive $20,000 annually and other members of the Audit Committee will receive $10,000 annually; the Chair of the Compensation Committee will receive $15,000 annually and other members of the Compensation Committee will receive $7,500 annually; and the Chair of the Nominating and Corporate Governance Committee will receive $10,000 annually and other members of the Nominating and Corporate Governance Committee will receive $5,000 annually. All cash compensation will be payable quarterly in arrears. Each of the Company’s non-employee directors will also receive an annual grant of stock options pursuant to the Company’s 2018 Employee Stock Incentive Plan, with a fair market value equal to the aggregate annual cash retainer for the applicable director based upon a Black-Scholes option pricing model. The exercise price of the stock options will be equal to the market price of the Company’s common stock at the time of grant.
Effective as of May 13, 2024, the Company's Board of Directors (the “Board”) appointed Tensie Axton to the Board as a Class III director (for a term ending with the 2026 annual meeting of shareholders), to fill the vacancy created by the resignation of Leonard Oppenheim. The Board also appointed Ms. Axton to serve as a member of the Audit Committee, a member of the Compensation Committee and as the Chair of the Nominating and Corporate Governance Committee. In accordance with the

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

Note 25 - Subsequent Events (continued)
terms of the Company's Non-Employee Director Compensation Policy, Ms. Axton's compensation comprises (x) the following annual cash fees, each payable quarterly in arrears: (i) $50,000 for her services as a director, (ii) $10,000 for her services as a member of the Audit Committee, (iii) $7,500 for her services as a member of the Compensation Committee, and (iv) $10,000 for her services as the Chair of the Nominating and Corporate Governance Committee, and (y) an annual grant of stock options pursuant to the Company’s 2018 Employee Stock Incentive Plan, with a fair market value equal to her aggregate annual cash retainer.
The Company entered into an employment agreement with Scott Pomeroy on May 6, 2024 (the “Pomeroy Employment Agreement”), pursuant to which Mr. Pomeroy agreed to continue to serve as the Company’s Chief Executive Officer and as a member and Chairman of the Board. Pursuant to the terms of the Pomeroy Employment Agreement, Mr. Pomeroy is entitled to receive an annual base salary of $400,000, which may be increased by the Board from time to time in its sole discretion. Mr. Pomeroy is also entitled to receive an annual cash bonus of up to a baseline of 100% of his base salary, with the right and ability to earn up to a cap of 150% of his base salary, applying a weighted average percentage of the objective and subjective criteria and milestones set forth in the Pomeroy Employment Agreement. The Board will determine and award the annual cash bonus by January 31 following the end of each calendar year during Mr. Pomeroy’s employment period. Mr. Pomeroy’s employment agreement term ends on December 31, 2025, with one automatic one-year extension to December 31, 2026, unless either party provides prior notice of non-renewal on or before March 31, 2025. The Company disclosed the remaining material terms of the Pomeroy Employment Agreement in a Current Report on Form 8-K filed with the SEC on May 10, 2024.
The Company entered into an employment agreement with Brooke Turk on May 8, 2024 (the “Turk Employment Agreement”), pursuant to which Ms. Turk agreed to continue to serve as the Company’s Chief Financial Officer. Pursuant to the terms of the Turk Employment Agreement, Ms. Turk is entitled to receive an annual base salary of $350,000, which may be increased by the Board from time to time in its sole discretion. Ms. Turk is also entitled to receive an annual cash bonus of up to a baseline of 75% of her base salary, with the right and ability to earn up to a cap of 112.5% of her base salary, applying a weighted average percentage of the objective and subjective criteria and milestones set forth in the Turk Employment Agreement. The Board will determine and award the annual cash bonus within 30 days after the end of each calendar year during Ms. Turk’s employment period. The remaining material terms of the Turk Employment Agreement are substantially similar to the terms of the Pomeroy Employment Agreement.
On May 14, 2024, the Company entered into an exchange agreement with the holder of shares of the Company’s Series 9 Preferred Stock pursuant to which the Company and the holder exchanged 500 shares of Series 9 Preferred Stock with an aggregate stated value of approximately $0.5 million for 332,278 shares of common stock at an effective price per share of $1.58. The Company issued the shares of common stock to the holder on May 16, 2024, at which time the shares of Series 9 Preferred Stock were cancelled.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q and with Legacy Inpixon's audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC. In addition to our historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q, particularly in Part II, Item 1A, “Risk Factors.”

Overview of Our Business

Following the closing of the XTI Merger (refer to Note 5 of the Notes to Condensed Consolidated Financial Statements), we are primarily an aircraft development company. We also provide real-time location systems (“RTLS”) for the industrial sector, which was our focus prior to the closing of the XTI Merger. Headquartered in Englewood, Colorado, XTI Aerospace is developing a vertical takeoff and landing ("VTOL") aircraft that is designed to take off and land like a helicopter and cruise like a fixed-wing business aircraft. We believe our initial configuration, the TriFan 600, will be one of the first civilian fixed-wing VTOL aircraft that offers the speed and comfort of a business aircraft and the range and versatility of VTOL for a wide range of customer applications, including private aviation for business and high net worth individuals, emergency medical services, and commuter and regional air travel. Since 2013, we have been engaged primarily in developing the design and engineering concepts for the TriFan 600, building and testing a two-thirds scale unmanned version of the TriFan 600, generating pre-orders for the TriFan 600, and seeking funds from investors to enable the Company to build full-scale piloted prototypes of the TriFan 600, and to eventually engage in commercial production and sale of TriFan 600 aircraft.

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

We report financial results for two segments: Commercial Aviation and Industrial IoT. For Industrial IoT we generate revenue from sales of hardware, software licenses and professional services. For Commercial Aviation, the segment is pre-revenue and is currently developing the TriFan 600 aircraft.

Key Factors Affecting Operating Results

We believe that the growth of our business and our future success are dependent upon many factors, including our ability to retain and develop engineering internal and third-party resources, secure strategic partnerships with suppliers, expand the number of customer purchase orders, locate a facility for further aircraft development and testing, expand on that facility or locate to a new facility for commercial production, build-out production assembly lines in a timely manner, develop ancillary service offerings related to the TriFan 600 such as flight training, insurance programs and maintenance products, and secure the needed financing to achieve Federal Aviation Administration ("FAA") certification.

While each of these areas presents significant opportunities for us, they also pose material challenges and risks that we must successfully address in order to achieve FAA certification of the TriFan 600 and further reach our current aircraft delivery forecasts.

Corporate Strategy Update

Commercial Aviation

We intend to continue our development of the TriFan 600 by engaging key supply partners, establishing vendors of key components of the full-scale Test Aircraft #1, commissioning and completing trade studies, and completing the development design review of the TriFan 600. We will need additional capital to complete our development of the series of Test Aircraft and beyond and are pursuing multiple alternatives for such funding.

We will continue to develop an internal and external sales and marketing capability to increase awareness of the aircraft and position the Company to continue taking customer orders and deposits. We believe that increasing awareness of the aircraft and demonstrating customer demand through sales orders will enhance the Company’s ability to continue raising capital in the future.

We do not believe we will be able to generate revenues in this commercial aviation segment without successfully completing the certification of the proposed TriFan 600 aircraft.

Industrial IoT

Since 2019 and post acquisition, Legacy Inpixon's operations have been focused on building and developing our Indoor IntelligenceTM platform to be able to offer a comprehensive range of solutions that allow for the collection of data within workplace environments to delivering insights from that data for, people, places and things. We believe we have positioned the Industrial IoT business as a market leader with a comprehensive suite of products and solutions allowing us to help organizations enhance the visitor and employee experience with actionable indoor intelligence making them smarter, safer and more secure. We operate and compete in an industry that is characterized by rapid technological innovation, changing customer needs, evolving industry standards and frequent introductions of new products, product enhancements, services and distribution methods. Our success will depend on our ability to develop expertise with these new products, product enhancements, services and distribution methods and to implement solutions that anticipate and respond to rapid changes in technology, the industry, and customer needs.

Research and Development

Commercial Aviation

We plan to seek FAA certification of the TriFan 600 as a fixed-wing, VTOL aircraft. Initial concept and engineering analysis for the TriFan 600 was completed in July 2015. XTI Aircraft Company or "Legacy XTI" built a 65% scale prototype and in May 2019 began initial hover tests. The prototype was successfully hover-tested multiple times. Subsequent to raising private funding during 2021, Legacy XTI hired a number of engineers (employees and consultants) to establish its core engineering organization. Additionally, Legacy XTI retained consulting firms to provide specialized engineering technical knowledge to complement XTI’s team.

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

Industrial IoT

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

Competition

Commercial Aviation

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

Industrial IoT

In addition, our Industrial IoT business is characterized by innovation and rapid change. Our RTLS Indoor Intelligence products compete with companies such as Aruba, Cisco, Juniper Networks/Mist Systems, Ubisense, Sewio, Kinexon, Zebra Technologies and other mostly vertical focused RTLS companies. Some competitors determine positioning primarily using BLE or Wi-Fi and, therefore, we believe they cannot achieve the same accuracy that we do and so cannot meet some customers' needs. Many RTLS competitors are focused on one technology and/or vertical and, at this time, we believe none of them have as complete an offering of tags, anchors, positioning, engine, software, integrations and analytics.

We believe we offer a unique and differentiated approach to the market with our Industrial IoT business which is:

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

Recent Events
The Company completed its merger with XTI Aircraft Company on March 12, 2024, which was structured as a reverse triangular merger. Refer to Note 5 of the Notes to Condensed Consolidated Financial Statements included elsewhere in the Form 10-Q for further discussion of the XTI Merger.
On May 15, 2024, the Company received a letter from the Nasdaq Stock Market LLC informing the Company that, as a result of Tensie Axton’s appointment to the Board and the Audit Committee, the Company has regained compliance with the independent director and audit committee requirements set forth in Nasdaq Listing Rules 5605(b)(1) and 5605(c)(2). Refer to Note 25, Subsequent Events, of the Notes to Condensed Consolidated Financial Statements for additional information regarding Ms. Axton's appointment to the Board and its committees as well as a summary of other recent events.

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
There have been no significant changes to Legacy Inpixon's critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, except for the addition of Legacy XTI's critical accounting policies and estimates which have been incorporated and disclosed in Note 3 of the condensed consolidated financials statements included elsewhere in this 10Q filing.
Components of Results of Operations

Revenue

Commercial Aviation

We are still working to design, develop, certify, and bring up manufacturing of our TriFan 600 aircraft and thus have not generated revenue from this segment. We do not expect to begin generating significant revenues until we are able to complete the design, development, certification, and manufacturing our aircraft.

Industrial IoT

Our RTLS products are primarily sold on a license and SaaS mode, which we call "location as a service" or "LaaS." In our licensing model, we also typically charge an annual maintenance fee. The LaaS model is typically for a 3-5 year contract and includes license to use, maintenance and hardware upgrades. The LaaS model generates a recurring revenue stream.

Operating Expenses

Research and Development

Research and development activities represent a significant part of our business. Our research and development efforts focus on the design and development of (i) our indoor intelligence products, and (ii) our TriFan 600 aircraft, including certain of the systems that will be used in it. As part of the aircraft development activities, we continue to work closely with the FAA towards our goal of achieving certification of our aircraft on an efficient timeline.

Research and development expenses consist primarily of costs incurred in connection with the research and development of the TriFan 600 aircraft. These expenses include:

•employee-related expenses, including salaries and benefits for personnel engaged in research and development functions;

•expenses incurred in connection with XTI's research and development activities, including under agreements with third parties such as consultants and contractors; and

•software and technology-related expenses to support computer-aided design of the aircraft, flight simulations, and other technology needs of our engineers.

Research and development costs are expensed as incurred. We expect our research and development expenses to increase significantly as we increase staffing to support aircraft engineering and software development, build aircraft prototypes and continue to explore and develop technologies.

We cannot determine with certainty the timing, duration or the costs necessary to complete the design, development, certification, and manufacturing our TriFan 600 aircraft due to the inherently unpredictable nature of our research and development activities. Development timelines, the probability of success, and development costs may differ materially from expectations.

Selling and Marketing Expenses

Selling and marketing costs include activities such as aircraft reservation procurement, public relations and business opportunity advancement. These functions mainly generate expenses relating to travel, trade show fees and costs, salaries and benefits. Selling and marketing expenses are expensed as incurred.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, corporate and business development, and administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters, including non-capitalizable transaction costs; professional fees for accounting, auditing, tax and administrative consulting services; insurance costs, facility related expenses including maintenance and allocated expenses for rent and other operating costs.

We anticipate that general and administrative expenses will increase substantially in the future as we increase our headcount to support continued research and development and commercialization of the TriFan 600

Other Income (Expense)

Interest expense, net consists primarily of (i) interest relating to convertible and promissory notes payable, (ii) amortization of debt discounts relating to warrants and stock options issued in conjunction with convertible notes, and (iii) interest income on notes receivable.

Inducement loss on debt conversions includes primarily the inducement charges incurred by Legacy XTI when it entered into voluntary note conversion letter agreements with several note holders. Per the letter agreements, an aggregate principal and accrued interest balance was converted at a reduced conversion price into common shares of Legacy XTI immediately prior to the XTI Merger closing time. The Company accounted for these conversions as an inducement and, as such, recognized a loss related to the fair value of the additional shares issued compared to the original terms of the convertible note.

Change in fair value of convertible notes represent the remeasurement of certain Legacy XTI convertible notes to fair value. These notes were converted to equity ahead of the Merger closing time.
Other income (expense), net consists of miscellaneous income and expense items.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2024 compared to the Three Months Ended March 31, 2023
The following table sets forth selected consolidated financial data and as a percentage of period-over-period change:

	Three Months Ended March 31,
	2024	2023
(in thousands, except percentages)	Amount	Amount	$ Change	% Change*
Revenues	$220	$—	$220	**
Cost of revenues	$79	$—	$79	**
Gross profit	$141	$—	$141	**
Operating expenses	$9,018	$1,284	$7,734	602%
Loss from operations	$(8,877)	$(1,284)	$(7,593)	591%
Other income (expense)	$6,279	$(281)	$6,560	(2,335)%
Provision for income taxes	$(4)	$—	$(4)	—%
Net loss	$(2,602)	$(1,565)	$(1,037)	66%
*    Amounts used to calculate dollar and percentage changes are based on numbers in the thousands. Accordingly, calculations in this item, which may be rounded to the nearest hundred thousand, may not produce the same results.
** Comparisons between positive and negative numbers and with a zero are not meaningful.
Revenues

Revenues for the three months ended March 31, 2024 were $0.2 million compared to $0.0 million for the comparable period in the prior year for a decrease of approximately $0.2 million. The revenue amount for the three months ending March 31, 2024 represents the results of the revenue-generating Industrial IoT segment following the Merger closing through the March 31, 2024 reporting date, or 19 days, whereas the Company was pre-revenue in 2023.
Cost of Revenues
Cost of revenues for the three months ended March 31, 2024 were $0.1 million compared to $0.0 million for the comparable period in the prior year. The cost of revenues amount for the three months ending March 31, 2024 represents the results of the revenue-generating Industrial IoT segment following the Merger closing through the March 31, 2024 reporting date, or 19 days, whereas the Company was pre-revenue in 2023.
Gross Profit
Gross profit for the three months ended March 31, 2024 was $0.1 million compared to $0.0 million for the three months ended March 31, 2023. The gross profit amount for the three months ending March 31, 2024 represents the results of the revenue-generating Industrial IoT segment following the Merger closing through the March 31, 2024 reporting date, or 19 days, whereas the Company was pre-revenue in 2023.
Operating Expenses
Operating expenses for the three months ended March 31, 2024 were $9.0 million and $1.3 million for the comparable period ended March 31, 2023. This increase of approximately $7.7 million is primarily attributable to (i) increases in non-cash stock-based compensation expense of approximately $5.7 million (ii) merger-related transaction costs incurred during the three months ended March 31, 2024, and (iii) the inclusion of 19 days of operating results for the Industrial IoT segment for the three months ended March 31, 2024.

Other Income (Expense)
Other income (expense) for the three months ended March 31, 2024 was a gain of $6.3 million compared to a loss of $0.3 million for the comparable period in the prior year. This increase in other income gain of approximately $6.6 million is primarily attributable to the Company recognizing an income gain of approximately $12.9 million relating to the remeasurement of convertible notes at fair value during the three months ended March 31, 2024, partially offset by inducement losses on debt conversions of approximately $6.7 million incurred during the three months ended March 31, 2024.
Provision for Income Taxes
The provision for income tax for the three months ended March 31, 2024 and 2023 was immaterial.

Liquidity and Capital Resources as of March 31, 2024
Our current capital resources and operating results as of and through March 31, 2024, consist of:
1)an overall working capital deficit of approximately $5.1 million;
2)cash and cash equivalents of approximately $1.8 million;
3)net cash used by operating activities for the three months ended March 31, 2024 of $2.6 million.
The breakdown of our overall working capital deficit as of March 31, 2024 is as follows (in thousands):

Working Capital	Assets	Liabilities	Net
Cash and cash equivalents	$1,801	$—	$1,801
Accounts receivable, net / accounts payable	797	6,948	(6,151)
Inventory	2,875	—	2,875
Accrued liabilities	—	4,905	(4,905)
Customer deposits	—	1,350	(1,350)
Operating lease obligation	—	259	(259)
Deferred revenue	—	807	(807)
Notes and other receivables / Short-term debt	3,906	838	3,068
Warrant asset/liability	448	1,019	(571)
Other	1,722	522	1,200
Total	$11,549	$16,648	$(5,099)

Contractual Obligations and Commitments
Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered during our course of business. Our contractual obligations consists of operating lease liabilities and merger-related transaction liabilities that are included in our consolidated balance sheet and vendor commitments associated with agreements that are legally binding. As of March 31, 2024, the total obligation for capitalized operating leases is approximately $0.7 million, of which approximately $0.3 million is expected to be paid in the next twelve months.
As of March 31, 2024, we owed approximately $0.8 million in principal under promissory notes with related and third parties. This balance excludes intercompany amounts that are eliminated in the financial statements. These notes are payable within the next twelve months and the interest rate charged under the notes range from 4.0% to 18.6%. See Note 11 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q. In addition, as of March 31, 2024, we have accrued a liability for outstanding warrants, of $1.0 million.

Customer Deposits

As of March 31, 2024, we received conditional pre-orders under a combination of non-binding aircraft purchase agreements, reservation deposit agreements, options and letters of intent for aircraft which generated approximately $1.4 million of cash from customer deposits. These funds from customer reservation deposits will not be recorded as revenue until the orders for aircraft are delivered, which may not be for many years or at all if we do not deliver the aircraft. The deposits prioritize orders when the aircraft becomes available for delivery. Customers making deposits are not obligated to purchase aircraft until they execute a definitive purchase agreement. Customers may request a return of their refundable deposit any time up until the execution of a purchase agreement. Customers’ request for a return of their refundable deposits could adversely affect our liquidity resources and we may be financially unable to return such deposits.

Financial Advisory Fees in connection with the XTI Merger

Pursuant to the terms of an amended advisory fees agreement among Legacy XTI, the Company and Maxim and in accordance with the XTI Merger Agreement, the Company issued 385,359 registered shares of XTI Aerospace common stock in exchange for shares of Legacy XTI common stock issued to Maxim based on the exchange ratio under the XTI Merger Agreement. Additionally, Maxim will receive $0.2 million payable upon the closing of one or more debt or equity financings for which Maxim serves as placement agent or underwriter and in which the Company raises minimum aggregate gross proceeds of $10 million following the Effective Time.

Pursuant to its engagement letter with Legacy XTI, dated as of June 7, 2022, as amended (the “Chardan Engagement Letter”) and the XTI Merger Agreement, Chardan Capital Markets (“Chardan”) received a cash payment commitment of $0.2 million and 189,037 registered shares of XTI Aerospace common stock (the “Chardan Closing Shares”) in exchange for shares of Legacy XTI common stock issued to Chardan based on the exchange ratio under the XTI Merger Agreement. If within 90 days following the Effective Time, the Company consummates a public offering of securities in which the price per share of XTI Aerospace common stock (“Chardan Qualified Offering price”) is less than the per share price of Inpixon common stock utilized to calculate the number of Chardan Closing Shares, the Company will be required, subject to applicable securities laws, to issue additional shares of XTI Aerospace common stock to Chardan in an amount equal to (i) $1,000,000 minus the product of the number of Chardan Closing Shares and Chardan Qualified Offering Price, divided by (ii) the Chardan Qualified Offering Price.

Transaction Bonus Plan in connection with Future Strategic Transactions

On July 24, 2023, the compensation committee of the Board (the “Compensation Committee”) adopted a Transaction Bonus Plan, which was amended on March 11, 2024 (as amended, the “Plan,” and such amendment, the “Plan Amendment”), and is intended to provide incentives to certain employees and other service providers to remain with the Company through the consummation of a Contemplated Transaction or Qualifying Transaction (each as defined below) and to maximize the value of the Company with respect to such transaction for the benefit of its stockholders. The Plan is administered by the Compensation Committee. It will automatically terminate upon the earlier of (i) the one-year anniversary of the adoption date, (ii) the completion of all payments under the terms of the Plan, or (iii) at any time by the Compensation Committee, provided, however, that the Plan may not be amended or terminated following the consummation of a Contemplated Transaction or Qualifying Transaction without the consent of each participant being affected, except as required by any applicable law.

A “Contemplated Transaction” refers to a strategic alternative transaction including an asset sale, merger, reorganization, spin-off or similar transaction (a “Strategic Transaction”) that results in a change of control as defined in the Plan. A Qualifying Transaction refers to a Strategic Transaction that does not result in a change of control for which bonuses may be paid pursuant to the Plan as approved by the Compensation Committee. The XTI Merger qualifies as a Contemplated Transaction.

The Plan Amendment, among other things, changed the timing of and imposed certain additional conditions on the payment of certain bonuses to be paid to the participants thereunder, including Nadir Ali, Wendy Loundermon and Soumya Das.

Pursuant to the Plan, in connection with the closing of a Contemplated Transaction or a Qualifying Transaction, the participants will be eligible to receive bonuses as described below.

•Participants listed on Schedule 1 of the Plan, including Nadir Ali, Wendy Loundermon, Soumya Das and certain other employees, are eligible for a cash bonus equal to 100% of their aggregate annual base salary and target bonus amount in effect as of the closing of the Contemplated Transaction or a Qualifying Transaction, provided, however, that the Company’s payment of such bonus to a participant may, in the Company’s discretion, be conditioned on the participant’s timely execution and delivery of a customary release of claims and confidentiality agreement and such participant’s non-revocation of the release prior to the expiration of any revocation rights afforded to such participant by applicable law. These bonus amounts will generally be paid at the closing of each applicable transaction, except that bonus amounts in connection with the closing of the XTI Merger are payable according to the payment schedule set forth in the Plan Amendment and described below.

•Participants listed on Schedule 2 of the Plan, including Nadir Ali and Wendy Loundermon, are eligible for a cash bonus based on the Transaction Value (as defined below) attributed to the Contemplated Transaction or Qualifying Transaction, as calculated in accordance with the terms of the Plan. Mr. Ali is eligible for 3.5% of such Transaction Value less $6.0 million. Ms. Loundermon is eligible for 0.5% of such Transaction Value less $0.5 million. These bonus amounts will generally be paid at the closing of each applicable transaction subject to the treatment of deferred payments in accordance with the terms of the Plan, except that bonus amounts in connection with the closing of the XTI Merger are payable according to the payment schedule set forth in the Plan Amendment and described below. “Transaction Value” means the sum of any cash and the fair market value of any securities or other assets or property received by the Company or available for distribution to the holders of the Company’s equity securities in connection with the applicable transaction as provided for in the definitive agreement governing the applicable transaction, or such value as will be designated by the Compensation Committee. The Transaction Value applicable to the XTI Merger was assessed at $225 million which was determined by the Compensation Committee in part based on the enterprise value of Legacy XTI following a valuation analysis performed by an independent financial advisory firm.

•Participants listed on Schedule 3 of the Plan will be eligible for equity-based grants, including but not limited to, options, restricted stock awards, restricted stock units, or such other rights to acquire shares of the Company’s common stock in connection with the closing of the Contemplated Transaction or a Qualifying Transaction, in such form and for such amounts as set forth on Schedule 3 or, if no such form or amount is specified for a participant on Schedule 3, in such form and for such amounts that may be approved by the Compensation Committee in its sole and absolute discretion.

Schedule 3 of the Plan provides that:

(i) Nadir Ali will receive an award (the “Award”) of fully vested shares of Company common stock issued under the Company’s 2018 Employee Stock Incentive Plan or any successor equity incentive plan adopted by the Company (the “Equity Plan”) on the date that is three (3) months following the closing of the XTI Merger (the “Grant Date”) covering a number of shares having a fair market value (based on the closing price per share on the Grant Date) equal to approximately $1 million. Notwithstanding the foregoing, Nadir Ali will not be eligible to receive the Award if his Consulting Agreement with the Company dated as of March 12, 2024 (the “Ali Consulting Agreement”), terminates before the Grant Date due to (a) Company Good Reason (as defined in the Ali Consulting Agreement) or (b) termination by Nadir Ali for any reason other than Consultant Good Reason (as defined in the Ali Consulting Agreement).

(ii) Any amounts payable to any participant in cash pursuant to the Plan, may be paid in shares under the Equity Plan upon written agreement of the Company and such participant.

The Plan Amendment provides that any amounts payable to a participant in connection with the closing of the XTI Merger are payable as follows:

(1) The first fifty percent (50%) of any amounts payable in connection with the XTI Merger pursuant to Schedule 1 and Schedule 2 of the Plan for each participant, as applicable (the “First Fifty Percent”), will become earned upon the earlier of closing of a financing (whether a registered offering or private unregistered offering) in which the Company sells Qualifying Securities (as defined below) and receives an amount of gross proceeds that when added to the proceeds of previous sales of Qualifying Securities following the closing of the XTI Merger equals $5 million (the “First Financing”) or June 30, 2024 (the “Earned Date”). “Qualifying Securities” means any debt or equity securities other than debt or equity securities having a maturity date or a redemption right at the option of the holder of fewer than six (6) months following the issuance of that security.

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

(3) Following the Earned Date, the First Fifty Percent (50%) will be paid in three (3) equal monthly installments, beginning on July 1, 2024, and on the first day of each month thereafter until the First Fifty Percent is paid in full. The Remaining Fifty Percent (50%) will be paid in three (3) equal monthly installments, beginning October 1, 2024 and on the first day of each month thereafter until the Remaining Fifty Percent (50%) is paid in full.

(4) A participant’s right to receive payment of the First Fifty Percent (50%) or the Second Fifty Percent (50%) is subject to the participant’s continuing employment or other service with the Company or any of its subsidiaries or affiliates until the date on which the payment is earned (as specified in clause (1) or (2) above);

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

(5) In the event the Company is unable to raise a minimum of $5 million from the sale of Qualifying Securities as of June 30, 2024, the participants designate and appoint Nadir Ali as the “Participant Representative” to work with the Company as necessary to amend the payment schedule set forth above to ensure that the Company will have sufficient cash to support its operations. If Nadir Ali cannot or refuses to serve the Participant Representative, then the Participant Representative will be selected by the Company from among the other participants entitled to receive any payment pursuant to Schedule 1 or Schedule 2 of the Plan.

(6) If the Company or Legacy XTI pays cash bonuses related to the closing of the XTI Merger to the Company’s or Legacy XTI’s employees or individual service providers who are not participants (“Non-Plan Transaction Bonuses”), any then-unpaid payments to participants pursuant to the Plan will be paid on an accelerated basis pursuant to a payment schedule that is substantially similar to the bonus payment schedule for the Non-Plan Transaction Bonuses. Conversely, if the Company agrees to an accelerated payment or more favorable payment terms of amounts payable pursuant to the Plan, all recipients of Non-Plan Transaction Bonuses will receive similar treatment.

In connection with the Plan Amendment, the Compensation Committee also adopted a new form of confidentiality and release agreement, which was executed and delivered by the Plan participants who resigned from their Company positions at the closing of the XTI Merger on March 12, 2024, including Mr. Ali and Ms. Loundermon. In addition, on March 12, 2024, the Plan participants who retained their employment with the Company following the closing of the XTI Merger, including Mr. Das, delivered an acknowledgment agreement to the Company irrevocably waiving and releasing the Company from any and all rights to payment of such individual’s payments under Schedule 1 of the Plan except pursuant to and as provided under the terms of the Plan Amendment.

Consulting Agreements

In conjunction with the Plan Amendment described above, the Compensation Committee approved and the Company entered into consulting agreements on March 12, 2024, with each of Nadir Ali (the “Ali Consulting Agreement”), the Company’s former Chief Executive Officer, and Wendy Loundermon (the “Loundermon Consulting Agreement”), the Company’s former Chief Financial Officer.

Pursuant to the Ali Consulting Agreement, following the closing of the XTI Merger, Mr. Ali will provide consulting services to the Company for 15 months or until earlier termination in accordance with its terms (the “Ali Consulting Period”). During the Ali Consulting Period, the Company will pay him a monthly fee of $20,000. If the Company terminates the Ali Consulting Agreement during the first six months of the Ali Consulting Period without Company Good Reason (as defined in the Ali Consulting Agreement), the Company will be required to pay all consulting fees that would be due for such six-month period. If Mr. Ali terminates the Ali Consulting Agreement during the Ali Consulting Period for Consultant Good Reason (as defined in the Ali Consulting Agreement), the Company will be required to pay all consulting fees that would be due for the remainder of the Ali Consulting Period, including the Equity Payment described below.

In addition, the Company will pay Mr. Ali, in securities as described below or cash at the Company’s discretion, (a) the amount of $1.5 million due three months following the Closing, and (b) the aggregate amount of $4.5 million payable in 12 equal monthly installments of $375,000 each, starting four months after the Effective Date (the payments described in (a) and (b), each an “Equity Payment”). Each Equity Payment may be made, in the Company’s discretion, in (i) cash, (ii) fully vested shares of common stock under the Company’s equity incentive plan and registered on a registration statement on Form S-8 or another appropriate form (“Registered Shares”), or a combination of cash and Registered Shares. Mr. Ali must continue to provide consulting services to the Company on the date of payment of an Equity Payment to receive the Equity Payment, unless the Company terminates the Ali Consulting Agreement without Company Good Reason or Mr. Ali terminates the Ali Consulting Agreement for Consulting Good Reason, in which case the Equity Payments would become due and payable in full. To the extent all or a portion of an Equity Payment is made in shares, such shares will be valued based on the closing price per share on the date on which the Equity Payment is made.

Subject to compliance with Section 15(b)(13) of Securities Exchange Act of 1934, as amended (the “Exchange Act”), if Mr. Ali provides services involving the identification of prospective merger or acquisition targets for the Company or its affiliates, it is intended that he be eligible for a bonus upon the successful delivery of services. The specifics of the bonus will be negotiated and mutually agreed upon by the Company and Mr. Ali.

Pursuant to the Loundermon Consulting Agreement, following the closing of the XTI Merger, Ms. Loundermon will provide consulting services to the Company for one year or until earlier termination in accordance with its terms (the

“Loundermon Consulting Period”). As compensation for Ms. Loundermon’s consulting services, the Company will pay her (i) $83,333 per month for the first six months of the Loundermon Consulting Period for her services regarding the transition of the management of the Company’s financial reporting function to ensure continuity of business operations (with such advisory fees payable, subject to certain conditions, pursuant to the payment schedule set forth in the Loundermon Consulting Agreement), and (ii) $300 per hour for services performed on an as needed basis regarding the preparation and filing of Company’s public company financial reporting and compliance matters including accounting, payroll, audit and tax compliance functions. If, during the first six months of the Loundermon Consulting Period, the Company terminates the Loundermon Consulting Agreement without Company Good Reason (as defined in the Loundermon Consulting Agreement) or Ms. Loundermon terminates the Loundermon Consulting Agreement for Consultant Good Reason (as defined in the Loundermon Consulting Agreement), the Company will be required to pay all advisory fees that would be due for such six month period.

Legacy XTI Deferred Compensation and Retention Bonus Plan

In an effort to conserve cash, Legacy XTI implemented a cost savings plan, effective on July 1, 2022. As part of the cost savings plan, Legacy XTI installed a compensation reduction directive and retention bonus program impacting all employees and several current consultants, which is in effect until the Company secures sufficient financing as determined by executive management. Accrued deferred compensation amounts will be repaid to participating individuals when executive management, at its sole discretion, determines that sufficient funding has been received by the Company, provided, in the case of employees, that such employees remain employed with the Company on such date.

As part of the plan, Legacy XTI granted participants a retention bonus, of either cash or equity, at the participant’s discretion, equal in value to three months of their monthly deferred compensation amount, if cash, or six months of their monthly deferred compensation amount, if equity, if the employee remains with the Company at the “earn date,” which is defined as six months after the date on which the deferred compensation described above is repaid.

As of March 31, 2024, liability amounts of approximately $0.7 million and $0.1 million are included in Accrued Expenses and Other Current Liabilities and Related Party Payables, respectively, on the accompanying condensed consolidated balance sheets relating to deferred compensation and retention bonuses under this plan.

Upon receiving additional financing during the first quarter of 2023, Legacy XTI restored the salaries of all employees to the original salary amount, effective with the semi-monthly payroll ending March 31, 2023.
Risks and Uncertainties
As of March 31, 2024, the Company has a working capital deficit of approximately $5.1 million, and cash of approximately $1.8 million. For the three months ended March 31, 2024, the Company had a net loss of approximately $2.6 million. During the three months ended March 31, 2024, the Company used approximately $2.6 million of cash for operating activities.
The Company cannot assure you that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. In order to continue our operations, we have supplemented the revenues we earned with proceeds from the sale of our equity and debt securities and proceeds from loans and bank credit lines.
The Company's recurring losses and utilization of cash in its operations are indicators of going concern. The Company’s condensed consolidated financial statements as of three months ended March 31, 2024 and 2023 have been prepared under the assumption that the Company will continue as a going concern for the next twelve months from the date the financial statements are issued. Management’s plans and assessment of the probability that such plans will mitigate and alleviate any substantial doubt about the Company’s ability to continue as a going concern is dependent upon the ability to obtain additional equity or debt financing, and attain further operating efficiency, which together represent the principal conditions that raise substantial doubt about our ability to continue as a going concern. The Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2024 and 2023 do not include any adjustments that might result from the outcome of this uncertainty.
Liquidity and Capital Resources
The Company’s net cash flows used in operating, investing and financing activities for the three months ended March 31, 2024 and 2023 and certain balances as of the end of those periods are as follows (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(2,551)	$(457)
Net cash provided by investing activities	2,958	—
Net cash provided by financing activities	1,390	715
Effect of foreign exchange rate changes on cash	$(1)	$—
Net increase in cash and cash equivalents	$1,796	$258

	As of March 31, 2024	As of December 31, 2023
Cash and cash equivalents	$1,801	$5
Working capital deficit	$(5,099)	$(13,028)
Operating Activities for the three months ended March 31, 2024
Net cash used in operating activities during the three months ended March 31, 2024 was approximately $2.6 million. The cash flows related to the three months ended March 31, 2024 consisted of the following (in thousands):

Net loss	$(2,602)
Non-cash income and expenses	(719)
Net change in operating assets and liabilities	770
Net cash used in operating activities	$(2,551)
The non-cash income and expense of approximately $0.7 million consisted primarily of the following (in thousands):

$56	Depreciation and amortization expenses
10	Amortization of right of use asset
5,792	Stock-based compensation
17	Amortization of deferred loan costs
77	Amortization of debt discount
4	Provision for doubtful accounts
(12,882)	Change in fair value of convertible notes
6,732	Loss on extinguishment of debt
(398)	Gain on fair value of warrant liability
(127)	Unrealized loss on foreign currency transactions
$(719)	Total non-cash expenses
The net cash used in the change in operating assets and liabilities aggregated approximately $0.8 million and consisted primarily of the following (in thousands):

$(143)	Increase in accounts receivable and other receivables
(475)	Increase in inventory, prepaid expenses and other current assets and other assets
1,722	Increase in accounts payable
(60)	Decrease in related party payables
(496)	Decrease in accrued liabilities, income tax liabilities and other liabilities
243	Increase in accrued interest
(13)	Decrease in deferred revenue
(8)	Decrease in operating lease obligation
$770	Net cash used in the changes in operating assets and liabilities

Operating Activities for the three months ended March 31, 2023
Net cash used in operating activities during the three months ended March 31, 2023 was approximately $0.5 million. The cash flows related to the three months ended March 31, 2023 consisted of the following (in thousands):

Net loss	$(1,565)
Non-cash income and expenses	315
Net change in operating assets and liabilities	793
Net cash used in operating activities	$(457)
The non-cash income and expense of approximately $0.3 million consisted primarily of the following (in thousands):

3	Depreciation and amortization expenses
7	Amortization of intangible assets
22	Amortization of deferred loan costs
116	Amortization of debt discount
141	Stock-based compensation expense attributable to warrants and options issued as part of Company operations
26	Change in fair value of JV obligation
$315	Total non-cash expenses
The net use of cash in the change in operating assets and liabilities aggregated approximately $0.8 million and consisted primarily of the following (in thousands):

$(1)	Increase in accounts receivable and other receivables
17	Decrease in inventory, prepaid expenses and other current assets and other assets
496	Increase in accounts payable
29	Increase in related party payables
136	Increase in accrued expenses and other current liabilities
116	Increase in accrued interest
$793	Net use of cash used in the changes in operating assets and liabilities
Cash Flows from Investing Activities as of March 31, 2024 and 2023
Net cash flows used in investing activities during the three months ended March 31, 2024 was approximately $3.0 million compared to net cash flows provided by investing activities during the three months ended March 31, 2023 of $0.0 million. Cash flows related to investing activities during the three months ended March 31, 2024 consist primarily of the cash assumed from legacy Inpixon in connection with the Merger.
Cash Flows from Financing Activities as of March 31, 2024 and 2023
Net cash flows provided by financing activities during the three months ended March 31, 2024 was $1.4 million. During the three months ended March 31, 2024, the Company received incoming cash flows of $0.4 million from a promissory note relating to the financing of insurance premiums, and $1.0 million in proceeds from an existing promissory note arrangement with Legacy Inpixon.
Net cash flows provided by financing activities during the three months ended March 31, 2023 was $0.7 million. During the three months ended March 31, 2023, the Company received incoming cash flows of $0.3 million from the issuance of a convertible note and received 0.4 million in proceeds from promissory notes with David Brody and Legacy Inpixon.
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

We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024. As discussed elsewhere in this report, on March 12, 2024, we completed the XTI Merger. Legacy Inpixon was the legal acquirer in the XTI Merger, but Legacy XTI was the accounting acquirer in the Merger under GAAP. In accordance with GAAP, the historical financial statements of Legacy XTI are considered the financial statements of the combined company. Prior to the XTI Merger, because Legacy XTI was not subject to Section 404 of the Sarbanes-Oxley Act, Legacy XTI did not have the necessary processes, systems, procedures, and related internal controls necessary to satisfy the financial reporting requirements of a public company. We are in the process of integrating Legacy XTI into our system of disclosure controls and procedures and internal control over financial reporting.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the Effectiveness of Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II — OTHER INFORMATION
Item 1.    Legal Proceedings

There are no material pending legal proceedings as defined by Item 103 of Regulation S-K, to which we are a party or of which any of our property is the subject, other than ordinary routine litigation incidental to the Company’s business and as described in Note 23 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report under the heading "Litigation."

There are no proceedings in which any of the directors, officers or affiliates of the Company, or any registered or beneficial holder of more than 5% of the Company’s voting securities, is an adverse party or has a material interest adverse to that of the Company.

Item 1A.    Risk Factors

We face a number of significant risks and uncertainties in connection with our operations. Our business, results of operations and financial condition could be materially adversely affected by these risks. In addition to the risk factors set forth below and the other information set forth in this Form 10-Q, you should carefully consider the factors disclosed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 16, 2024, which report is incorporated by reference herein, all of which could materially affect our business, financial condition and future results.

If we continue to fail to maintain an effective system of disclosure controls and fail to maintain an effective system of internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the applicable listing standards of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Based upon an evaluation of our Chief Executive Officer and Chief Financial Officer as of March 31, 2024, our disclosure controls and procedures are ineffective. As discussed elsewhere in this report, on March 12, 2024, we completed the XTI Merger. Legacy Inpixon was the legal acquirer in the XTI Merger, but Legacy XTI was the accounting acquirer in the Merger under GAAP. In accordance with GAAP, the historical financial statements of Legacy XTI are considered the financial statements of the combined company. Prior to the XTI Merger, because Legacy XTI was not subject to Section 404 of the Sarbanes-Oxley Act, Legacy XTI did not have the necessary processes, systems, procedures, and related internal controls necessary to satisfy the financial reporting requirements of a public company. We are in the process of integrating Legacy XTI into our system of disclosure controls and procedures and internal control over financial reporting. We cannot provide assurance as to how long the integration process may take.

In order to improve and maintain the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. In addition, changes in accounting principles or interpretations could also challenge our internal controls and require that we establish new business processes, systems and controls to accommodate such changes. Additionally, if these new systems, controls or standards and the associated process changes do not give rise to the benefits that we expect or do not operate as intended, it could adversely affect our financial reporting systems and processes, our ability to produce timely and accurate financial reports, or the effectiveness of internal control over financial reporting. Moreover, our business may be harmed if we experience problems with any new systems and controls that result in delays in their implementation or increased costs to correct any post-implementation issues that may arise.

Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our business or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

Any failure to maintain effective disclosure controls and internal control over financial reporting could harm our business, financial condition, and results of operations and could cause a decline in the trading price of our common stock.

Our failure to maintain compliance with the continued listing requirements of the Nasdaq Capital Market may result in our common stock being delisted from the Nasdaq Capital Market, which could negatively impact the price of our common stock, liquidity and our ability to access the capital markets.

Our common stock is currently listed on the Nasdaq Capital Market (“Nasdaq”) under the symbol “XTIA.” The listing standards of Nasdaq provide that a company, in order to qualify for continued listing, must maintain a minimum stock price of $1.00 and satisfy standards relative to minimum stockholders’ equity, minimum market value of publicly held shares and various additional requirements. If Nasdaq delists our securities from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant negative consequences including:

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

In order to cure the most recent bid price deficiency and satisfy the bid price requirements applicable for initial listing applications in connection with the closing of the XTI Merger, we effected a 1-for-100 reverse split of our outstanding shares of common stock shortly prior to the Effective Time of the XTI Merger. On March 26, 2024, we were informed by Nasdaq that we had regained compliance with the minimum bid price requirement and that we were back in compliance with the applicable Nasdaq continued listing criteria.

In addition, on April 4, 2024, we received a notification letter from Nasdaq informing us that as a result of Leonard Oppenheim’s resignation from the Board and the Audit Committee on March 31, 2024, we no longer complied with Nasdaq’s independent director and audit committee requirements as set forth in Nasdaq Listing Rules 5605(b)(1) and 5605(c)(2), and we were given a cure period in order to regain compliance in accordance with Nasdaq Listing Rules 5605(b)(1)(A) and 5605(c)(4). On May 15, 2024, we received a letter from Nasdaq informing us that, as a result of Tensie Axton’s appointment to the Board and the Audit Committee on May 13, 2024, we have regained compliance with Nasdaq's independent director and audit committee requirements. Notwithstanding our current compliance with the continued listing requirements of Nasdaq, we can give no assurance that we will be able to satisfy the continued listing requirements of Nasdaq in the future, including, but not limited to, the corporate governance requirements and the minimum closing bid price requirement or the minimum equity requirement.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

a)    Sales of Unregistered Securities

There are no transactions that have not been previously included in a Current Report on Form 8-K.

c)    Issuer Purchases of Equity Securities

None.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosure

Not applicable.

Item 5.    Other Information
None of the Company’s directors or officers adopted, modified or terminated a Rule 10b-5 trading arrangement or a non-Rule 10b-5 trading arrangement during the fiscal quarter ended March 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

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

INPIXON

Date: May 20, 2024	By:	/s/ Scott Pomeroy
Scott Pomeroy Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Brooke Turk
Brooke Turk Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1†	Agreement and Plan of Merger, dated July 24, 2023, among Inpixon, Superfly Merger Sub Inc. and XTI Aircraft Company	8-K	001-36404	2.1	July 25, 2023

2.2	First Amendment to Merger Agreement, dated December 30, 2023, by and between Inpixon, Superfly Merger Sub Inc. and XTI Aircraft Company.	10-K	001-36404	2.26	April 16, 2024

2.3†	Second Amendment to Merger Agreement, dated March 12, 2024, by and between Inpixon, Superfly Merger Sub Inc. and XTI Aircraft Company.	8-K	001-36404	10.1	March 15, 2024

2.4†	Separation Agreement, dated as of October 23, 2023, by and between Inpixon and Grafiti Holding Inc.	8-K	001-36404	2.1	October 23, 2023

2.5†	Business Combination Agreement, dated as of October 23, 2023, by and among Inpixon, Grafiti Holding Inc., 1444842 B.C. Ltd. and Damon Motors Inc.	8-K	001-36404	2.2	October 23, 2023

2.6†	Equity Purchase Agreement, dated as of February 16, 2024, by and among Inpixon, Grafiti LLC and Grafiti Group LLC.	8-K	001-36404	2.1	February 23, 2024

3.1	Restated Articles of Incorporation.	S-1	333-190574	3.1	August 12, 2013

3.2	Certificate of Amendment to Articles of Incorporation (Increase Authorized Shares).	S-1	333-218173	3.2	May 22, 2017

3.3	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	April 10, 2014

3.4	Articles of Merger (renamed Sysorex Global).	8-K	001-36404	3.1	December 18, 2015

3.5	Articles of Merger (renamed Inpixon).	8-K	001-36404	3.1	March 1, 2017

3.6	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.2	March 1, 2017

3.7	Certificate of Amendment to Articles of Incorporation (authorized share increase).	8-K	001-36404	3.1	February 5, 2018

3.8	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	February 6, 2018

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.9	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	November 1, 2018

3.10	Certificate of Amendment to Articles of Incorporation, effective as of January 7, 2020 (Reverse Split).	8-K	001-36404	3.1	January 7, 2020

3.11	Certificate of Amendment to the Articles of Incorporation increasing the number of authorized shares of Common Stock from 250,000,000 to 2,000,000,000 filed with the Secretary of State of the State of Nevada on November 18, 2021	8-K	001-36404	3.1	November 19, 2021

3.12	Certificate of Change filed with the Secretary of State of the State of Nevada on October 4, 2022 (effective as of October 7, 2022).	8-K	001-36404	3.1	October 6, 2022

3.13	Certificate of Amendment to the Articles of Incorporation increasing the number of authorized shares of Common Stock from 26,666,667 to 500,000,000 filed with the Secretary of State of the State of Nevada on November 29, 2022	8-K	001-36404	3.1	December 2, 2022

3.14	Bylaws, as amended.	S-1	333-190574	3.2	August 12, 2013

3.15	Bylaws Amendment.	8-K	001-36404	3.2	September 13, 2021

3.16	Form of Certificate of Designation of Preferences, Rights and Limitations of Series 4 Convertible Preferred Stock.	8-K	001-36404	3.1	April 24, 2018

3.17	Certificate of Designation of Series 5 Convertible Preferred Stock, dated as of January 14, 2019.	8-K	001-36404	3.1	January 15, 2019

3.18	By-Laws Amendment No. 3	8-K	001-36404	3.1	September 19, 2023

3.19	By-Laws Amendment No. 4	8-K	001-36404	3.2	September 19, 2023

3.20	Bylaws Amendment.	8-K	001-36404	3.4	March 15, 2024

3.21	Certificate of Designations of Preferences and Rights of Series 9 Preferred Stock.	8-K	001-36404	3.1	March 15, 2024

3.22	Certificate of Amendment (Reverse Stock Split).	8-K	001-36404	3.2	March 15, 2024

3.23	Certificate of Amendment (Name Change).	8-K	001-36404	3.3	March 15, 2024

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.1	Promissory Note, dated effective as of January 5, 2023	10-K	001-36404	4.20	April 16, 2024

4.2	Amendment No. 1 to Promissory Note, dated as of March 27, 2024, by and between XTI Aerospace, Inc. and David E. Brody.	10-K	001-36404	4.21	April 16, 2024

4.3	Unsecured Convertible Promissory Note, dated as of October 1, 2023.	10-K	001-36404	4.22	April 16, 2024

4.4	Amendment No. 1 to Unsecured Convertible Promissory Note, dated as of March 12, 2024, by and between XTI Aircraft Company and David E. Brody.	10-K	001-36404	4.23	April 16, 2024

4.5	Amendment No. 2 to Unsecured Convertible Promissory Note, dated as of March 27, 2024, by and between XTI Aerospace, Inc. and David E. Brody.	10-K	001-36404	4.24	April 16, 2024

4.6	Form of Warrant initially issued by XTI Aircraft Company and assumed by the Registrant.	10-K	001-36404	4.25	April 16, 2024

4.7	Form of Warrant initially issued by XTI Aircraft Company and assumed by the Registrant.	10-K	001-36404	4.26	April 16, 2024

4.8	Form of Warrant initially issued by XTI Aircraft Company and assumed by the Registrant.	10-K	001-36404	4.27	April 16, 2024

4.9	Form of Warrant initially issued by XTI Aircraft Company and assumed by the Registrant.	10-K	001-36404	4.28	April 16, 2024

4.10##	Form of Warrant initially issued by XTI Aircraft Company and assumed by the Registrant.	10-K	001-36404	4.29	April 16, 2024

4.11	Form of Warrant initially issued by XTI Aircraft Company and assumed by the Registrant.	10-K	001-36404	4.30	April 16, 2024

4.12##	Form of Amendment No. 2 to Warrant initially issued by XTI Aircraft Company and assumed by the Registrant.	10-K	001-36404	4.31	April 16, 2024

10.1	Second Amendment to Senior Secured Promissory Note, dated as of February 2, 2024, by and between Inpixon and XTI Aircraft Company.	8-K	001-36404	10.1	February 5, 2024

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.2	Exchange Agreement, dated March 12, 2024, by and between Inpixon and Streeterville Capital, LLC.	8-K	001-36404	10.2	March 15, 2024

10.3	Securities Purchase Agreement, dated March 12, 2024, by and between Inpixon and 3AM Investments LLC.	8-K	001-36404	10.3	March 15, 2024

10.4	Form of Indemnification Agreement.	8-K	001-36404	10.4	March 15, 2024

10.5	Consulting Agreement, dated March 12, 2024, by and between XTI Aerospace, Inc. and Nadir Ali.	8-K	001-36404	10.5	March 15, 2024

10.6	Consulting Agreement, dated March 12, 2024, by and between XTI Aerospace, Inc. and Wendy Loundermon.	8-K	001-36404	10.6	March 15, 2024

10.7+	Amendment to Employment Agreement, dated March 12, 2024, by and between Inpixon and Nadir Ali.	8-K	001-36404	10.7	March 15, 2024

10.8+	Amendment to Employment Agreement, dated March 12, 2024, by and between Inpixon and Wendy Loundermon.	8-K	001-36404	10.8	March 15, 2024

10.9+	Amendment to Inpixon Transaction Bonus Plan, dated March 11, 2024.	8-K	001-36404	10.9	March 15, 2024

10.10+	Form of Acknowledgement Agreement.	8-K	001-36404	10.10	March 15, 2024

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.
						X

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.
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
## Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[****]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.