Form 10-Q
period 2024-06-30
XTI Aerospace, Inc.
filed 2024-08-14
CIK 1529113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001	35,380,840
(Class)	Outstanding at August 14, 2024

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
EXPLANATORY NOTE
On March 12, 2024, XTI Aerospace, Inc. (formerly known as Inpixon) (“XTI Aerospace”), Superfly Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of XTI Aerospace (“Merger Sub”), and XTI Aircraft Company, a Delaware corporation (“Legacy XTI”), completed their previously announced merger transaction pursuant to that certain Agreement and Plan of Merger, dated as of July 24, 2023 and amended on December 30, 2023 and March 12, 2024 (the “XTI Merger Agreement”), pursuant to which Merger Sub merged with and into Legacy XTI with Legacy XTI surviving the merger as a wholly-owned subsidiary of XTI Aerospace (the “XTI Merger”). In connection with the closing of the XTI Merger, our corporate name changed to “XTI Aerospace, Inc.”

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
PART I — FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

XTI AEROSPACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and par value data)

	As of June 30, 2024	As of December 31, 2023
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$5,779	$5
Accounts receivable, net of allowance for credit losses of $1 and $0 as of June 30, 2024 and December 31, 2023, respectively	462	—
Other receivables	526	101
Inventory	2,752	—
Note receivable available for sale, at fair value	3,462	—
Warrant asset	424	—
Prepaid expenses and other current assets	1,769	125

Total Current Assets	15,174	231

Property and equipment, net	225	12
Operating lease right-of-use asset, net	583	—
Intangible assets, net	4,838	266
Goodwill	12,330	—
Other assets	891	—

Total Assets	$34,041	$509
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

XTI AEROSPACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except number of shares and par value data)

	As of June 30, 2024	As of December 31, 2023
	(Unaudited)
Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable	$7,074	$2,495
Related party payables	100	540
Accrued expenses and other current liabilities	10,629	1,127
Accrued interest	686	560
Customer deposits	1,350	1,350
Warrant liability	—	497
Operating lease obligation, current	235	—
Deferred revenue	464	—
Short-term debt	2,504	6,690

Total Current Liabilities	23,042	13,259

Long Term Liabilities
Long-term debt	65	18,546
Operating lease obligation, noncurrent	359	—
Other liabilities, noncurrent	—	333

Total Liabilities	23,466	32,138

Commitments and Contingencies (Note 23)

Stockholders’ Equity (Deficit)
Preferred Stock -$0.001 par value; 5,000,000 shares authorized
Series 4 Convertible Preferred Stock - 10,415 shares authorized; 1 issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Series 5 Convertible Preferred Stock - 12,000 shares authorized; 126 issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Series 9 Preferred Stock - 20,000 shares authorized; 11,302 and 7,752 shares issued and outstanding as of June 30, 2024, and 0 shares issued and outstanding as of December 31, 2023 (Liquidation preference of $8,450,396)	7,752	—
Common Stock - $0.001 par value; 500,000,000 shares authorized; 26,841,686 and 3,197,771 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	27	3
Additional paid-in capital	78,206	26,327
Accumulated other comprehensive loss	(139)	—
Accumulated deficit	(75,271)	(57,959)

Total Stockholders’ Equity (Deficit)	10,575	(31,629)

Total Liabilities and Stockholders’ Equity (Deficit)	$34,041	$509
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

XTI AEROSPACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited)
Revenues	$1,031	$—	$1,251	$—

Cost of Revenues	369	—	448	—

Gross Profit	662	—	803	—

Operating Expenses
Research and development	1,148	391	1,612	826
Sales and marketing	837	154	1,141	288
General and administrative	12,412	2,910	14,129	3,481
Merger-related transaction costs	—	579	6,490	716
Amortization of intangible assets	192	7	235	13

Total Operating Expenses	14,589	4,041	23,607	5,324

Loss from Operations	(13,927)	(4,041)	(22,804)	(5,324)

Other Income (Expense)
Interest expense, net	(70)	(270)	(331)	(503)
Amortization of deferred loan costs	—	(22)	(17)	(44)
Inducement loss on debt conversions	—	—	(6,732)	—
Change in fair value of convertible notes	—	—	12,882	—
Change in fair value of JV obligation	—	(170)	—	(197)
Change in fair value of warrant liability	(679)	(126)	(281)	(126)
Other expense	(22)	—	(13)	—
Total Other Income (Expense)	(771)	(588)	5,508	(870)

Net Loss, before tax	(14,698)	(4,629)	(17,296)	(6,194)
Income tax provision	(12)	—	(16)	—
Net Loss	(14,710)	(4,629)	(17,312)	(6,194)

Preferred stock return and dividend	(250)	—	(311)	—
Deemed dividend	(460)	—	(460)	—
Net Loss Attributable to Common Stockholders	$(15,420)	$(4,629)	$(18,083)	$(6,194)

Net Loss Per Share - Basic and Diluted	$(1.05)	$(1.19)	$(1.80)	$(1.61)

Weighted Average Shares Outstanding
Basic and Diluted	14,714,143	3,899,102	10,068,967	3,844,905

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

XTI AEROSPACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited)
Net Loss	$(14,710)	$(4,629)	$(17,312)	$(6,194)
Change in fair value of convertible note receivable	59	—	59	—
Unrealized foreign exchange loss from cumulative translation adjustments	(32)	—	(198)	—
Comprehensive Loss	$(14,683)	$(4,629)	$(17,451)	$(6,194)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

XTI AEROSPACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the three and six months ended June 30, 2024
(Unaudited)
(In thousands, except share data)

	Series 9 Preferred Stock at Redemption Value		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance - January 1, 2024	—	$—	3,197,771	$3	$26,327	$—	$(57,959)	$(31,629)
Common shares issued for conversion of debt	—	—	2,621,516	3	8,688	—	—	8,691
Common shares issued for conversion of debt - related party	—	—	266,272	—	923	—	—	923
Inducement loss on debt conversions	—	—	—	—	6,732	—	—	6,732
Common shares issued to Xeriant, Inc. (Note 12)	—	—	298,395	—	—	—	—	—
Common shares issued for cashless exercise of warrants	—	—	389,287	1	(1)	—	—	—
Common shares issued for cashless exercise of options	—	—	92,728	—	—	—	—	—
Common and preferred shares issued via merger	11,302	11,302	2,075,743	2	14,301	—	—	25,605
Capital contribution - forgiveness of related party payable	—	—	—	—	380	—	—	380
Stock based compensation	—	—	977,699	1	5,791	—	—	5,792
Cumulative translation adjustment	—	—	—	—	—	(166)	—	(166)
Series 9 preferred stock dividend accrued	—	—	—	—	(61)	—	—	(61)
Net loss	—	—	—	—	—	—	(2,602)	(2,602)
Balance - March 31, 2024	11,302	11,302	9,919,411	10	63,080	(166)	(60,561)	13,665
Common shares issued in exchange of Series 9 Preferred Stock	(3,550)	(3,550)	2,999,187	3	3,724	—	—	177
Deemed dividend related to Series 9 preferred stock exchange	—	—	—	—	(177)	—	—	(177)
Common shares issued in exchange of warrants	—	—	1,492,415	2	1,979	—	—	1,981
Deemed dividend related to December 2023 warrant exchange	—	—	—	—	(283)	—	—	(283)
Common shares issued for exercise of warrants	—	—	20,528	—	2	—	—	2
Common shares issued for net cash proceeds of ATM offering	—	—	9,300,203	9	8,666	—	—	8,675
Common shares issued as settlement of accrued compensation	—	—	2,680,459	3	1,189	—	—	1,192
Common shares issued as prepayment for services	—	—	429,483	—	335	—	—	335
Stock based compensation	—	—	—	—	(59)	—	—	(59)
Series 9 preferred stock dividend accrued	—	—	—	—	(250)	—	—	(250)
Change in fair value of convertible note receivable	—	—	—	—	—	59	—	59
Cumulative translation adjustment	—	—	—	—	—	(32)	—	(32)
Net loss	—	—	—	—	—	—	(14,710)	(14,710)
Balance - June 30, 2024	7,752	$7,752	26,841,686	$27	$78,206	$(139)	$(75,271)	$10,575
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

XTI AEROSPACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the three and six months ended June 30, 2023
(Unaudited)
(In thousands, except per share data)

	Series 9 Preferred Stock at Redemption Value		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance - January 1, 2023	—	$—	3,181,578	$3	$17,908	—	$(32,893)	$(14,982)
Stock based compensation	—	—	—	—	141	—	—	141
Issuance of warrants with convertible note	—	—	—	—	39	—	—	39
Net loss	—	—	—	—	—	—	(1,565)	(1,565)
Balance - March 31, 2023	—	—	3,181,578	3	18,088	—	(34,458)	(16,367)
Proceeds from sale of common stock	—	—	12,853	—	180	—	—	180
Stock based compensation	—	—	—	—	2,461	—	—	2,461
Issuance of warrants with convertible note	—	—	—	—	928	—	—	928
JV obligation reclassified to equity	—	—	—	—	5,583	—	—	5,583
Net loss	—	—	—	—	—	—	(4,629)	(4,629)
Balance - June 30, 2023	—	—	3,194,431	$3	$27,240	$—	$(39,087)	$(11,844)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

XTI AEROSPACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Six Months Ended June 30,
	2024	2023
Cash Flows Used in Operating Activities	(Unaudited)

Net loss	$(17,312)	$(6,194)

Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47	5
Amortization of intangible assets	235	13
Amortization of deferred loan costs	17	44
Amortization of right-of-use asset	92	—
Amortization of debt discount	156	251
Stock based compensation	5,733	2,602
Change in fair value of JV obligation	—	197
Provision for credit losses	1	—
Change in fair value of convertible notes payable	(12,882)	—
Inducement loss on debt conversions	6,732	—
Change in fair value of warrant liability	281	126
Change in fair value of warrant asset	24	—
Unrealized loss on foreign currency transactions	(131)	—
Other	93	—

Changes in operating assets and liabilities:
Accounts receivable and other receivables	309	114
Inventory	132	—
Prepaid expenses and other current assets	162	29
Other assets	8	—
Accounts payable	1,981	727
Related party payables	—	59
Accrued expenses and other current liabilities	6,494	206
Accrued interest	86	248
Deferred revenue	(354)	—
Operating lease obligation	(94)	—

Net Cash Used in Operating Activities	(8,190)	(1,573)

Cash Flows Provided by Investing Activities
Purchase of property and equipment	(18)	—
Cash received in purchase of Inpixon	2,968	—
Purchase of intangible asset	(39)	—
Net Cash Provided by Investing Activities	2,911	—

Cash Provided by Financing Activities
Proceeds from sale of common stock	—	180
Proceeds from warrant exercises	2	—

XTI AEROSPACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

Net proceeds from ATM stock offering	8,547	—
Net proceeds from promissory notes	2,000	575
Net proceeds from loan from Inpixon (prior to merger)	1,012	—
Net proceeds from convertible notes	—	750
Repayments of promissory notes	(502)	(10)
Net Cash Provided by Financing Activities	11,059	1,495

Effect of Foreign Exchange Rate on Changes on Cash	(6)	—

Net Increase (Decrease) in Cash and Cash Equivalents	5,774	(78)

Cash and Cash Equivalents - Beginning of period	5	115

Cash and Cash Equivalents - End of period	$5,779	$37

Supplemental Disclosure of cash flow information:
Cash paid for:
Interest	$32	$1
Income Taxes	$4	$—

Non-cash investing and financing activities
Common shares issued for conversion of debt and accrued interest	$9,614	$—
Common shares issued in exchange of warrants	$1,698	$—
Deemed dividend related to December 2023 warrant exchange	$283	$—
Common shares issued as settlement of accrued compensation	$1,192	$—
Common shares issued as prepayment for services	$335	$—
Issuance of common stock for merger consideration, net of cash received	$22,637	$—
Right of use asset obtained in exchange for lease liability	$394	$—
Capital contribution - forgiveness of related party payable	$380	$—
Common shares issued in exchange of series 9 preferred stock	$3,550	$—
Series 9 preferred stock dividend accrued	$311	$—
Deemed dividend related to Series 9 preferred stock exchange	$177	$—
ATM proceeds withheld as payment towards accounts payable	$128	$—
Warrants issued with convertible notes	$—	$967
Warrants issued with common stock	$—	$98
Reclassification of JV obligation to equity	$—	$5,583
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023
Note 1 - Organization and Nature of Business
On March 12, 2024, XTI Aerospace, Inc., the "Company", formerly known as Inpixon (“Legacy Inpixon”), Superfly Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Legacy Inpixon (“Merger Sub”), and XTI Aircraft Company, a Delaware corporation (“Legacy XTI”), completed their previously announced merger transaction pursuant to that certain Agreement and Plan of Merger, dated as of July 24, 2023 and amended on December 30, 2023 and March 12, 2024 (the “XTI Merger Agreement”), pursuant to which Legacy XTI merged in a reverse triangular merger with Merger Sub with Legacy XTI surviving the merger as a wholly-owned subsidiary of the Company (the “XTI Merger”). In connection with the closing of the XTI Merger, our corporate name changed from Inpixon to “XTI Aerospace, Inc.” and the combined company opened for trading on the Nasdaq Capital Market on March 13, 2024 under the new ticker symbol “XTIA.”

Based on the guidance of ASC Topic 805, "Business Combinations," the Company determined the XTI Merger should be accounted for as a reverse acquisition with Legacy XTI being considered the accounting acquirer. Therefore, the condensed consolidated financial statements included in this report represent a continuation of the financial statements of Legacy XTI and the results of operations of the accounting acquired entity, Legacy Inpixon, are included in the condensed consolidated financial statements as of the March 12, 2024 merger closing date and through the June 30, 2024 reporting date.
Following the closing of the XTI Merger, the Company is primarily an aircraft development company. The Company also provides real-time location systems (“RTLS”) for the industrial sector, which was Legacy Inpixon's focus prior to the closing of the XTI Merger. Headquartered in Englewood, Colorado, the Company is developing a vertical takeoff and landing ("VTOL") aircraft that is designed to take off and land like a helicopter and cruise like a fixed-wing business aircraft. Since 2013, the Company has been engaged primarily in developing the design and engineering concepts for the TriFan 600, building and testing a two-thirds scale unmanned version of the TriFan 600, generating pre-orders for the TriFan 600, and seeking funds from investors to enable the Company to build full-scale piloted prototypes of the TriFan 600, and to eventually engage in commercial production and sale of TriFan 600.

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

Our full-stack industrial IoT solution provides end-to-end visibility and control over a wide range of assets and devices. It is designed to help organizations optimize their operations and gain a competitive edge in today's data-driven world. The turn-key platform integrates a range of technologies, including RTLS, sensor networks, edge computing and big data analytics to provide a comprehensive view of an organization's operations. We help organizations track the location and status of assets in real-time, identify inefficiencies, and make decisions that drive business growth. Our IoT stack covers all the technology layers, from the edge devices to the cloud. It includes hardware components such as sensors and gateways, a robust software platform for data management and analysis, and a user-friendly dashboard for real-time monitoring and control. Our solutions also offer robust security features, to help ensure the protection of sensitive data. Additionally, our RTLS provides scalability and flexibility, allowing organizations to easily integrate it with their existing systems and add new capabilities as their needs evolve.

Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results for the full year ending December 31, 2024. These interim unaudited condensed consolidated financial statements should be read in conjunction with Legacy Inpixon's audited financial statements and notes for the years ended December 31, 2023 and 2022 included in the annual report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 16, 2024. These interim unaudited condensed consolidated financial statements should also be read in conjunction with Legacy XTI's audited financial statements and notes for the years ended December 31, 2023 and 2022 included in the Form 8-K/A filed with the SEC on May 28, 2024.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023
Note 3 - Summary of Significant Accounting Policies
The Company's complete accounting policies are described in Note 2 to Legacy Inpixon's audited consolidated financial statements and notes for the year ended December 31, 2023, except for Legacy XTI's accounting policies which have been incorporated into this Note 3.
Liquidity and Going Concern
As of June 30, 2024, the Company has a working capital deficit of approximately $7.9 million, and cash of approximately $5.8 million. For the six months ended June 30, 2024, the Company had a net loss of approximately $17.3 million. During the six months ended June 30, 2024, the Company used approximately $8.2 million of cash for operating activities.
There can be no assurances that the Company will ever earn revenues sufficient to support its operations, or that it will ever be profitable. In order to continue its operations, the Company has supplemented the revenues it earned with proceeds from the sale of our equity and debt securities and proceeds from loans and bank credit lines.
The Company's recurring losses and utilization of cash in its operations are indicators of going concern. The Company’s condensed consolidated financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 have been prepared under the assumption that the Company will continue as a going concern for the next twelve months from the date the financial statements are issued. Management’s plans and assessment of the probability that such plans will mitigate and alleviate any substantial doubt about the Company’s ability to continue as a going concern is dependent upon the Company's ability to obtain additional equity or debt financing, and attain further operating efficiency, which is uncertain, which together represent the principal conditions that raise substantial doubt about our ability to continue as a going concern. The Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2024 and 2023 do not include any adjustments that might result from the outcome of this uncertainty.
Consolidations
The consolidated financial statements have been prepared using the accounting records of Legacy XTI and as of March 12, 2024 and forward (the effective date of the XTI Merger) the accounting records of XTI Aerospace, Inc. (formerly known as Inpixon), Inpixon GmbH (formerly known as Nanotron Technologies GmbH), Inpixon Holding UK Limited, and Intranav GmbH. All material inter-company balances and transactions have been eliminated.
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
•the valuation of the Company’s common stock issued and assets acquired in transactions, including acquisitions;
•the valuation of equity securities;
•the valuation of notes receivable;
•the valuation of warrant liabilities and assets;
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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023
Note 3 - Summary of Significant Accounting Policies (continued)

Intangible Assets
Intangible assets primarily consist of developed technology, patents, customer relationships, and trade names/trademarks. They are amortized ratably over a range of 5 to 15 years, which approximates customer attrition rate and technology obsolescence.
Acquired In-Process Research and Development (“IPR&D”)
In accordance with authoritative guidance, the Company recognizes IPR&D at fair value as of the acquisition date, and subsequently accounts for it as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. Once an IPR&D project has been completed, the useful life of the IPR&D asset is determined and amortized accordingly. If the IPR&D asset is abandoned, the remaining carrying value is written off. During fiscal year 2024, the Company acquired IPR&D through the XTI Merger.
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

Based on its assessments, the Company has recorded no long-lived assets impairment during the six months ended June 30, 2024 and 2023.
Goodwill
The Company tests goodwill for potential impairment at least annually as of October 1, or more frequently if an event or other circumstance indicates that the Company may not be able to recover the carrying amount of the net assets of the reporting unit. In evaluating goodwill for impairment, the Company may assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If the Company bypasses the qualitative assessment, or if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company performs a quantitative impairment test by comparing the fair value of a reporting unit with its carrying amount.
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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023
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
Based on its assessments, the Company has recorded no goodwill impairment during the six months ended June 30, 2024 and 2023.
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
Professional services are also contracted on the fixed fee and time and materials basis. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023
Note 3 - Summary of Significant Accounting Policies (continued)
directly with the value to the customer of the performance completed to date. For fixed fee contracts including maintenance service provided by in house personnel, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the six months ended June 30, 2024 and 2023, the Company did not incur any such losses. These amounts are based on known and estimated factors.
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
Contract Balances
The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied, principally within one year.
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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023
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
The Company incurred the following stock-based compensation charges for the periods indicated below (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Employee and consultant stock options[1]	$(59)	$2,461	$84	$2,602
Vesting of previously unvested warrants[2]	—	—	496	—
Professional fees[2]	—	—	5,153	—
Total	$(59)	$2,461	$5,733	$2,602
1amount included in general and administrative expenses on the condensed consolidated statements of operations
2amount included in merger-related transaction costs on the condensed consolidated statements of operations

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023
Note 3 - Summary of Significant Accounting Policies (continued)

As the Company accounts for stock option forfeitures in the period in which the forfeiture occurred, the income recognized during the three months ended June 30, 2024 as a result of forfeitures exceeded the expense recognized resulting in a negative or income of approximately $59,000.
Net Loss Per Share
The Company computes basic and diluted earnings per share by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Basic and diluted net loss per share were the same since the inclusion of shares of common stock issuable pursuant to the exercise of options and warrants in the calculation of diluted net loss per share would have been anti-dilutive.
The following table summarizes the weighted average number of shares of common stock and common stock equivalents excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2024 and 2023 as they are considered to be anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Options	3,292,125	1,161,688	2,222,239	1,054,138
Warrants	802,565	143,924	629,810	131,796
Convertible preferred stock	2	—	2	—
Convertible notes	33,285	670,700	502,165	634,942
Total	4,127,977	1,976,312	3,354,216	1,820,876
The basic earnings per share calculation for the three months ended June 30, 2024 and 2023 included 209,688 and 608,528 penny warrant shares, respectively, since the exercise price was $0.01 per share. The basic earnings per share calculation for the six months ended June 30, 2024 and 2023 included 608,528 and 608,528 of penny warrants shares, respectively. Additionally, the basic earnings per share calculation for the three months ended June 30, 2023 and for the six months ended June 30, 2024 and 2023 included 298,395 shares of common stock that were issuable to Xeriant Inc. ("Xeriant") related to the joint venture arrangement that expired by its term on May 31, 2023. The shares were issued to Xeriant for no additional consideration immediately prior to the XTI Merger.
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

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023
Note 3 - Summary of Significant Accounting Policies (continued)
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

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2024 and December 31, 2023 and during the periods ended June 30, 2024 and June 30, 2023.
Segments
The Company and its Chief Executive Officer ("CEO"), acting as the Chief Operating Decision Maker ("CODM") determined its operating segments in accordance with ASC 280, "Segment Reporting" ("ASC 280"). The Company is organized and operates as two business segments based on similar economic characteristics, the nature of products and production processes, end-use markets, channels of distribution, and regulatory environments.
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

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023
Note 3 - Summary of Significant Accounting Policies (continued)
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The new standard requires a company to disclose incremental segment information on an annual and interim basis, including significant segment expenses and measures of profit or loss that are regularly provided to the chief operating decision maker. The standard is effective for the Company beginning in fiscal year 2024 and interim periods within fiscal year 2025, with early adoption permitted. The Company does not expect to early adopt the new standard. The Company is currently evaluating the impact of ASU 2023-07 on its financial statements and related disclosures and will adopt the new standard using a retrospective approach.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024		2023
Recurring revenue
Software	$317	$—	$370		$—
Total recurring revenue	$317	$—	$370		$—

Non-recurring revenue
Hardware	$606	$—	$768		$—
Software	5	—	5		—
Professional services	103	—	108		—
Total non-recurring revenue	$714	$—	$881	881	$—

Total Revenue	$1,031	$—	$1,251		$—

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023
Note 4 - Disaggregation of Revenue (continued)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenue recognized at a point in time
Industrial IoT (1)	$611	$—	$773	$—
Total	$611	$—	$773	$—

Revenue recognized over time
Industrial IoT (2) (3)	$420	$—	$478	$—
Total	$420	$—	$478	$—

Total Revenue	$1,031	$—	$1,251	$—
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
Note 5 – Merger Transaction

The XTI Merger was accounted for as a reverse merger in accordance with GAAP. Under this method of accounting, Legacy Inpixon was treated as the "acquired" company for financial reporting purposes. This determination is primarily based on the fact that subsequent to the XTI Merger, Legacy XTI maintains control of the Board of Directors and management of the Company, and the preexisting shareholders of Legacy XTI have majority voting rights of the Company. For accounting purposes, the acquirer is the entity that has obtained control of another entity and, thus, consummated a business combination. Accordingly, Legacy XTI’s assets and liabilities are recorded at carrying value and the assets and liabilities associated with Legacy Inpixon are recorded at estimated fair value as of the acquisition date. The excess of the purchase price over the estimated fair value of the net assets acquired, if applicable, is recognized as goodwill.
The below summarizes the total consideration transferred in the business combination (in thousands):

Fair value of common stock	$10,939
Fair value of warrants	3,250
Fair value of preferred stock	11,302
Fair value of debt assumed	114
Total consideration	$25,605
The Company determined the estimated fair value of common stock included in consideration to be calculated based on Legacy Inpixon’s common stock outstanding of 2,075,743 multiplied by the price of Legacy Inpixon’s common stock on March 12, 2024 of $5.27 (which reflects the 1 to 100 reverse stock split which became effective before the closing of the XTI Merger). The Company utilized Legacy Inpixon's common stock price in determining fair value as it is more reliably measurable than the value of Legacy XTI’s (accounting acquirer) equity interests given it is not a publicly traded entity.

The fair value of warrants of approximately $3.3 million was included in the total equity consideration. A portion of this total represents 918,689 warrants outstanding by the Company with a fair value of $1.00 per warrant, which is the warrant's redemption value. The warrant fair value was determined to be the redemption value as the warrants include protective covenants for the Company which prevent the holder from exercising the warrants. The remainder of this total represents

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

Note 5 – Merger Transaction (continued)

491,310 warrants with a fair value of $4.75 per warrant which was determined by using level 3 inputs utilizing a Black-Scholes valuation. The Black-Scholes valuation inputs include a dividend rate of 0.0%, risk free rate of 4.2%, share price of $5.27, exercise price of $5.13 per share, an expected term of 4.76 years, and volatility of 146%.

The fair value of preferred stock of approximately $11.3 million included in the total equity consideration represents 11,302 shares of a new series of Preferred Stock that was issued and outstanding by the Company upon the consummation of the XTI Merger at a stated value of $1,000 and fair value of $1,000 per share. The issuance of the preferred stock was determined to be an arm's length transaction, therefore fair value is equal to cash proceeds.
The Company has determined preliminary fair values of the assets acquired and liabilities assumed in the XTI Merger. These values are subject to change as the Company performs additional reviews of its assumptions utilized. The Company has made a provisional allocation of the purchase price of the XTI Merger to the assets acquired and the liabilities assumed as of the purchase date. The following table summarizes the preliminary purchase price allocations relating to the XTI Merger (in thousands):

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

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

Note 5 – Merger Transaction (continued)
For the three months ended June 30, 2024 and 2023, the Company incurred merger related transaction costs of $0 and $0.6 million, respectively. For the six months ended June 30, 2024 and 2023, the Company incurred merger related transaction costs of $6.5 million and $0.7 million, respectively.
Note 6 - Proforma Financial Information
Inpixon Financial Information
The following unaudited proforma financial information presents the consolidated results of operations of the Company and Legacy Inpixon for the six months ended June 30, 2024 and 2023, as if the acquisition had occurred as of the beginning of the first period presented (January 1, 2023) instead of on March 12, 2024. The proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.
The proforma financial information for the Company and Legacy Inpixon is as follows (in thousands):

	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023
Revenues	$1,031	$820
Net loss attributable to common stockholders	$(15,420)	$(9,168)
Net loss per basic and diluted common share	$(1.05)	$(0.91)
Weighted average common shares outstanding:
Basic and Diluted	14,714,143	10,068,967

The proforma financial information for the Company and Legacy Inpixon is as follows (in thousands):

	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
Revenues	$1,758	$2,727
Net loss attributable to common stockholders	$(31,669)	$(18,453)
Net loss per basic and diluted common share	$(2.15)	$(1.83)
Weighted average common shares outstanding:
Basic and Diluted	14,714,143	10,068,967

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023
Note 7 - Intangible Assets

Intangible assets at June 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	June 30, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted Average Useful Life
Patents	$452	$(169)	$283	9.9
Trade Name/Trademarks	916	(54)	862	4.7
Proprietary Technology	2,919	(125)	2,794	6.7
Customer Relationships	698	(42)	656	4.7
In-Process R&D	243	—	243	3.0
Total	$5,228	$(390)	$4,838

	December 31, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Patents	$413	$(155)	$258
Trade Name/Trademarks	8	—	8
Total	$421	$(155)	$266

Amortization expense for the three and six months ended June 30, 2024 was approximately $0.19 million and $0.23 million, respectively. Amortization expense for the three and six months ended June 30, 2023 was approximately $0.01 million and $0.01 million, respectively.

Future amortization expense on intangibles assets is anticipated to be as follows (in thousands):

Amount
December 31, 2024 (for 6 months)	$384
December 31, 2025	849
December 31, 2026	849
December 31, 2027	849
December 31, 2028	768
December 31, 2029 and thereafter	1,139
Total	$4,838

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023
Note 8 - Inventory
The Company did not hold any inventory as of December 31, 2023. Inventory as of June 30, 2024 consisted of the following (in thousands):

As of June 30, 2024
Raw materials	$29
Work-in-process	120
Finished goods	2,603
Inventory	$2,752
Note 9 - Deferred Revenue
As of December 31, 2023, the Company did not have any deferred revenue. As part of the XTI Merger, the Company acquired approximately $0.8 million of deferred revenue, all of which relates to RTLS maintenance agreements.
The Company's deferred revenue balance of $0.5 million as of June 30, 2024 related to cash received in advance for product maintenance services and professional services provided by the Company’s technical staff. The fair value of the deferred revenue approximates the services to be rendered. The Company expects to satisfy its remaining performance obligations for these maintenance services and professional services, and recognize the deferred revenue and related contract costs over the next twelve months.
Note 10 - Accrued Liabilities

Accrued liabilities as of June 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	As of June 30, 2024	As of December 31, 2023
Accrued transaction bonuses	$6,731	$—
Accrued compensation and benefits	1,959	649
Accrued bonus and commissions	947	305
Accrued other	648	173
Accrued consulting fees	329	—
Accrued sales and other indirect taxes payable	15	—
Total	$10,629	$1,127

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

Note 11 - Debt
Debt as of June 30, 2024 and December 31, 2023 consisted of the following (in thousands):

Short-Term Debt	Maturity	June 30, 2024	December 31, 2023
Promissory Note - 2023		$—	$3,071
Promissory Note - 2023 - related party		—	125
Convertible Note - 2021 - related party[1]		—	1,079
Convertible Note - 2021[1]		—	2,500
Promissory Note - May 1, 2024	5/1/2025	1,350	—
Promissory Note - May 24, 2024	5/24/2025	1,318	—
Unamortized Discounts		(500)	(50)
Unamortized Loan Costs		—	(35)
Third Party Note Payable - 2023	12/31/2024	81	—
Third Party Note Payable - 2024	12/14/2024	255	—
Total Short-Term Debt		$2,504	$6,690

Long-Term Debt
SBA loan	6/3/2050	$65	$65
Convertible notes, at fair value[1]		—	16,804
Convertible Note - 2017[1]		—	1,987
Convertible Note - 2022[1]		—	600
Convertible Note - 2023[1]		—	300
Unamortized Discounts		—	(1,210)
Total Long-Term Debt		$65	$18,546
[1]principal balance was either converted to equity immediately prior to the XTI Merger closing time (see Note 12) or subsequently repaid
Interest expense on outstanding debt totaled approximately $0.2 million and $0.3 million for the three months ended June 30, 2024 and 2023, respectively. Interest expense on outstanding debt totaled approximately $0.6 million and $0.5 million for the six months ended June 30, 2024 and 2023, respectively. Interest expense includes the interest on the outstanding balance of the notes and the amortization of note discounts recorded at issuance for the outstanding debt.

Promissory Note - 2023

On July 24, 2023, the Company and Legacy XTI entered into a Senior Promissory Note which had an outstanding principal balance of approximately $3.1 million as of December 31, 2023. During the period from January 1, 2024 to March 12, 2024, Legacy Inpixon provided an additional $1.0 million in funding to Legacy XTI. On March 12, 2024, the Company and Legacy XTI effected a reverse triangular merger resulting in Legacy XTI becoming a wholly-owned subsidiary of the Company. As a result of the XTI Merger, the outstanding subsidiary debt balance, related parent note receivable balance and accrued interest were eliminated upon the consolidation of the Company's June 30, 2024 balance sheet. The Company intends to legally terminate this intercompany promissory note during the third quarter of 2024.

Promissory Note - 2023 - related party

On January 5, 2023, the Company entered into a promissory note agreement with David Brody. The note had a principal amount of approximately $0.1 million and accrued interest at a rate of 5% per annum. The note's outstanding principal and accrued interest balances were repaid in full during the second quarter of 2024.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

Note 11 - Debt (continued)

Convertible Note - 2021 - related party

On October 1, 2023, an existing convertible note entered into on December 31, 2021 by and between the Company and David Brody was replaced by a new convertible note with a principal balance of approximately $1.1 million and interest rate of 4%. On March 12, 2024, approximately $0.9 million of the note's outstanding balance was converted into shares of the Company's common stock. The Company repaid the remaining balance of the note on April 1, 2024. See Note 12 for more information.

Convertible Note - 2021

During 2021, the Company entered into convertible notes with a syndicate of investors. The notes had a combined principal amount of $2.5 million and accrued interest at a rate of 4.0% per annum. As discussed in Note 12, pursuant to the terms of voluntary note conversion letter agreements, approximately $2.45 million of the note's outstanding principal balance and approximately $0.05 million in accrued interest were converted into shares of Legacy XTI common stock immediately prior to the closing of the XTI Merger, which converted into shares of the Company's common stock at the closing of the XTI Merger on March 12, 2024. A repayment obligation remained after the XTI Merger closing with respect to an aggregate of approximately $0.05 million in principal and approximately $0.25 million in accrued interest that were not converted into shares of Legacy XTI common stock. The Company repaid $0.05 million of the repayment obligation during the second quarter of 2024.

Promissory Note - May 1, 2024

On May 1, 2024, the Company entered into a note purchase agreement (the "Purchase Agreement") with Streeterville Capital, LLC (the "Holder"), pursuant to which the Company agreed to issue and sell to the Holder a secured promissory note (the "Note") in an aggregate initial principal amount of approximately $1.4 million, which is payable on or before the date that is 12 months from the issuance date, and upon the satisfaction of certain conditions set forth in the note purchase agreement, up to two additional secured promissory notes (the “Subsequent Notes”). The initial principal amount of the Note includes an original issue discount of approximately $0.3 million and approximately $0.02 million that the Company agreed to pay to the Holder to cover the Holder's legal fees, accounting costs, due diligence, monitoring and other transaction costs. In exchange for the Note, the Holder paid an aggregate purchase price of $1.0 million.

Interest on the Note accrues at a rate of 10.0% per annum and is payable on the maturity date or otherwise in accordance with the Note. If the Note is still outstanding on the date that is six months from the issuance date, then a one-time monitoring fee equal to 10% of the then-current outstanding balance will be added to the Note.

Beginning on the date that is six months from the issuance date and at the intervals indicated below until the Note is paid in full, the Holder will have the right to require the Company to redeem up to an aggregate of one sixth of the initial principal balance of the Note plus any interest accrued thereunder each month (each monthly exercise, a “Monthly Redemption Amount”) by providing written notice; provided, however, that if the Holder does not exercise any Monthly Redemption Amount in its corresponding month then such Monthly Redemption Amount will be available for the Holder to redeem in any future month in addition to such future month’s Monthly Redemption Amount. Upon receipt of any Monthly Redemption Notice, the Company will be required to pay the applicable Monthly Redemption Amount in cash to the Holder within five business days of the Company’s receipt of such Monthly Redemption Notice.

Legacy XTI provided a guarantee, dated as of May 1, 2024, of the Company’s obligations to the Holder under the Note, any Subsequent Notes and the other transaction documents. In addition, the Company’s obligations under the Note, any Subsequent Notes and the other transaction documents are secured by (i) a pledge of all of the stock the Company owns in Legacy XTI pursuant to the terms of the pledge agreement, dated as of May 1, 2024, by and between the Company and the Holder, and (ii) those assets owned by Legacy XTI constituting Collateral, pursuant to (and as defined in) the security agreement, dated as of May 1, 2024, by and between Legacy XTI and the Holder.

Promissory Note - May 24, 2024

Pursuant to the terms of the aforementioned Purchase Agreement, on May 24, 2024, the Company issued and sold to Streeterville Capital, LLC an additional secured promissory note in the initial principal amount of $1.3 million, which carries an original issue discount of $0.3 million. The terms of this additional note are identical to the terms of the May 1, 2024 note, as described above. In exchange for the promissory note, the Holder paid an aggregate purchase price of $1.0 million.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

Note 11 - Debt (continued)

Third Party Note Payable - 2023 - financing agreement

As part of the XTI Merger, the Company acquired a financing agreement whereby the lender paid a Company vendor approximately $0.1 million for a service contract. The terms of the agreement are for a 12 months period with a 18.6% interest rate whereby there is no payment due for the first 4 months, and then the Company is to pay approximately $0.01 million a month over 8 months until the debt is repaid in full.

Third Party Note Payable - 2024 - financing agreement

On March 14, 2024, the Company entered into a financing agreement whereby the lender paid a Company vendor approximately $0.4 million for an insurance contract. The terms of the agreement are for a 9 month period with a 8.3% interest rate. The Company is to pay $0.04 million per month until the debt is repaid in full.

SBA Loan

On June 3, 2020, Legacy XTI entered into a promissory note with the U.S. Small Business Administration (SBA). The note has a principal amount of $0.07 million and accrues interest at a rate of 3.75% per annum. Monthly interest only payments commenced on June 3, 2021. The note matures on June 3, 2050 and is collateralized by tangible and intangible personal assets of Legacy XTI.
Note 12 - Common Stock
Capital Raises
At-the-Market (ATM) Program

On June 14, 2024, the Company entered into Amendment No. 6 to the Equity Distribution Agreement (the "Amendment") with Maxim Group LLC ("Maxim") which amends the Equity Distribution Agreement, dated as of July 22, 2022, between the Company and Maxim, as previously amended (as amended, the "Equity Distribution Agreement"), pursuant to which the aggregate gross sales amount under the Equity Distribution Agreement was increased from approximately $48.8 million to approximately $83.8 million. Accordingly, pursuant to the Equity Distribution Agreement, the Company may, from time to time, sell shares of the Company’s common stock, par value $0.001 per share, having an aggregate gross sales amount of up to approximately $83.8 million through Maxim, as the Company’s exclusive sales agent (the "ATM Offering"). Maxim is entitled to compensation at a fixed commission rate of 3.0% of the gross sales price per Share sold excluding Maxim's costs and out-of-pocket expenses incurred in connection with its services, including the fees and out-of-pocket expenses of its legal counsel. During the six months ended June 30, 2024, the Company sold 9,300,203 shares of common stock under the Equity Distribution Agreement at per share prices between approximately $0.55 and $1.35, resulting in net proceeds to the Company of approximately $8.5 million. Since the date of the Equity Distribution Agreement through the date of this report, the Company sold 11,962,807 shares of common stock at per share prices between $0.14 and $1.86 under the Equity Distribution Agreement, resulting in net proceeds to the Company of approximately $36.1 million. As of June 30, 2024, there was approximately $47.4 million in common stock remaining under the Equity Distribution Agreement, subject to the limitations set forth in the Series 9 ATM Consent (as defined below).
In connection with the Amendment and in accordance with the terms of the Certificate of Designation of Preferences and Rights of the Company's Series 9 Preferred Stock, on June 14, 2024, the Company obtained a written consent (the "Series 9 ATM Consent") from at least a majority of the outstanding shares of the Company's Series 9 Preferred Stock (the "Required Holders"). The Series 9 ATM Consent provides that the Company may not register shares under the ATM Offering in excess of $47.4 million (the "ATM Maximum Amount") without the Required Holders’ prior written consent, and the Company may not issue or sell more than $6 million of additional shares of common stock pursuant to the ATM Offering (the "Initial Tranche") without the Required Holders’ prior written consent, which consent the Company is required to obtain for each additional $5 million in sales of common stock under the ATM Offering after the Initial Tranche up to the ATM Maximum Amount.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

Note 12 - Common Stock (continued)
Note Conversion

Immediately prior to the effective time of the XTI Merger on March 12, 2024, certain convertible notes (collectively classified as "convertible notes, at fair value") with an aggregate principal and interest balance of $16.8 million were converted into Legacy XTI shares, which converted into an aggregate of 751,226 shares of the Company's common stock at the effective time of the XTI Merger. Immediately prior to the conversion, the convertible notes, at fair value were marked to market resulting in a gain of $12.9 million, which is included in change in fair value of convertible notes in the other income and expense section of the condensed consolidated statement of operations. As a result of the conversions, the notes were satisfied in full and therefore relieved the Company of all obligations.

Note Inducements

To induce certain note holders to convert their outstanding note balances into shares of Legacy XTI common stock ahead of the XTI Merger so to assist the Company in qualifying for a listing on the Nasdaq Capital Market, Legacy XTI entered into voluntary note conversion letter agreements in February 2024 as detailed in the below table. Per the letter agreements, some or all of the outstanding principal and accrued interest under the notes was converted at a reduced conversion price into shares of Legacy XTI common stock immediately prior to the XTI Merger closing time, which converted into shares of the Company's common stock upon the closing of the XTI Merger. In connection with some of the voluntary note conversions, the Company assumed a repayment obligation with respect to any outstanding balance under the notes that was not converted into Legacy XTI shares. The Company accounted for these conversions as an inducement and, as such, recognized a loss related to the fair value of the additional shares issued compared to the original terms of the convertible note, which is included in inducement loss on debt conversions in the other income and expense section of the condensed consolidated statement of operations.

Letter Agreement	Aggregate Principal and Interest Outstanding Immediately Prior to XTI Merger	Aggregate Principal and Interest Converted to Common Shares	Reduced Conversion Price	Post - Exchange Ratio Common Shares	Outstanding Payment Obligation Immediately After XTI Merger	Net Inducement Charge
Convertible Note 2021	$2,776,776	$2,503,776	$0.265	843,523	$273,000	$3,266,167
Convertible Note 2017	$2,147,687	$2,147,687	$0.265	723,557	$—	$2,795,492
Convertible Note 2022	$682,000	$600,000	$0.265	202,140	$82,000	$464,055
Convertible Note 2023	$333,000	$300,000	$0.265	101,070	$33,000	$206,733
Totals	$5,939,463	$5,551,463		1,870,290	$388,000	$6,732,447

Note Inducement: Convertible Note 2021 - Related Party

To induce David Brody to convert his outstanding note balances into shares of Legacy XTI common stock ahead of the XTI Merger so to assist the Company in qualifying for listing on the Nasdaq Capital Market, Legacy XTI entered into a voluntary note conversion letter agreement with the note holder in February 2024. Per the letter agreement, $0.9 million of the outstanding note balance was converted at a reduced conversion price of $0.309 into shares of Legacy XTI common stock immediately prior to the XTI Merger closing time equal to 266,272 shares of the Company's common stock, and the Company assumed the obligation to pay the note holder $0.2 million of the note balance that was not converted into Legacy XTI shares. This repayment obligation was subsequently paid in full on April 1, 2024. The Company accounted for this conversion as an inducement and, as such, recognized an inducement charge of $1.0 million related to the fair value of the additional shares issued compared to the original terms of the convertible note. As this note holder is a related party of the Company, the Company accounted for the conversion as a capital transaction and therefore recorded the inducement charge within additional paid in capital.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

Note 12 - Common Stock (continued)
Share Issuances At or Immediately Prior to XTI Merger Closing

At the closing of the XTI Merger, 2,075,743 shares of the Company's common stock were issued to Legacy Inpixon’s preexisting shareholders as consideration for the transaction.

Shares of Legacy XTI common stock were issued to Xeriant, Inc. immediately prior to the XTI Merger closing time, equal to 298,395 post merger shares of Company common stock. This share issuance to Xeriant, Inc. fully settled the obligation relating to a joint venture arrangement by and between Legacy XTI and Xeriant, Inc., which terminated by its terms on May 31, 2023. The obligation to issue shares to Xeriant, Inc. was classified in equity as of December 31, 2023, as the share consideration became fixed once the joint venture terminated.

Shares of Legacy XTI common stock were issued to Scott Pomeroy as transaction compensation immediately prior to the XTI Merger closing time equal to 357,039 post merger shares of Company common stock. As a result of this share issuance transaction, the Company recorded $1.9 million of stock-based compensation expense included in the condensed consolidated statement of operations during the six months ended June 30, 2024.

Shares of Legacy XTI common stock were issued to Maxim as transaction compensation immediately prior to the XTI Merger closing time equal to 385,359 post merger shares of Company common stock. As a result of this share issuance transaction, the Company recorded $2.0 million of stock-based compensation expense included in the condensed consolidated statement of operations during the six months ended June 30, 2024.

Shares of Legacy XTI common stock were issued to Chardan Capital Markets LLC as transaction compensation immediately prior to the XTI Merger closing time equal to 189,036 post merger shares of Company common stock. As a result of this share issuance transaction, the Company recorded $1.0 million of stock-based compensation expense included in the condensed consolidated statement of operations during the six months ended June 30, 2024.

Shares of Legacy XTI common stock were issued to a non-executive officer as transaction compensation immediately prior to the XTI Merger closing time equal to 46,265 post merger shares of Company common stock. As a result of this share issuance transaction, the Company recorded $0.2 million of stock-based compensation expense included in the condensed consolidated statement of operations during the six months ended June 30, 2024.
Other Share Issuances
On June 6, 2024, the Company entered into a consulting agreement with a third party consultant, which has a term until December 10, 2024, pursuant to which the Company made a cash deposit of $0.1 million and issued 309,483 shares of restricted common stock valued at approximately $0.3 million to the consultant as a prepayment for marketing and distribution services agreed to be rendered to the Company over the six-month contract period.

On June 7, 2024, the Company entered into a consulting agreement with a separate third party consultant, which has a term of six months, pursuant to which the Company issued 120,000 shares of restricted common stock valued at approximately $0.1 million to the consultant as a prepayment for business development consulting services agreed to be rendered to the Company over the six-month contract period.

On June 13, 2024, the Company issued 2,680,459 shares of fully vested restricted stock valued at approximately $1.2 million to Nadir Ali, a consultant, under the Company’s 2018 Employee Stock Incentive Plan, as amended, as payment of accrued consulting fees in accordance with the terms of a consulting agreement, dated March 12, 2024, by and between the Company and Mr. Ali.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

Note 13 - Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share with rights, preferences, privileges and restrictions as to be determined by the Company’s Board of Directors.

Series 9 Preferred Stock

On March 12, 2024, the Company filed the Certificate of Designations of Preferences and Rights of Series 9 Preferred Stock (the “Certificate of Designation”), with the Secretary of State of Nevada, designating 20,000 shares of preferred stock, par value $0.001 of the Company, as Series 9 Preferred Stock, which was amended by the Certificate of Amendment to Designations of Preferences and Rights of Series 9 Preferred Stock filed by the Company with the Secretary of State of Nevada on April 30, 2024. Each share of Series 9 Preferred Stock has a stated face value of $1,050 (“Stated Value”) and do not have any voting rights. Preferred stock is recorded on the accompanying consolidated balance sheet at its redemption value which is the carrying value of the redeemable preferred stock.

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
Exchange Agreement

On March 12, 2024, Inpixon and Streeterville Capital, LLC (the “Note Holder” or “Streeterville”), the holder of an outstanding promissory note issued on December 30, 2023 (as amended, the “December 2023 Note”), entered into an Exchange Agreement, pursuant to which the Note Holder exchanged the remaining balance of principal and accrued interest under the December 2023 Note in the aggregate amount of approximately $9.8 million for 9,802 shares of Series 9 Preferred Stock (the “Preferred Stock”), based on an exchange price of $1,000 per share of Series 9 Preferred Stock. The Company analyzed the exchange of the principal and interest as an extinguishment and compared the net carrying value of the debt being extinguished to the reacquisition price (shares of preferred stock being issued). The Company notes that the net carrying value of the debt was the fair value of the preferred stock (reacquisition price). As such, no gain or loss was recognized upon debt extinguishment. Following such exchange and the extinguishment of the December 2023 Note, the December 2023 Note is deemed paid in full, automatically canceled, and will not be reissued.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

Note 13 - Preferred Stock (continued)

non-merger transaction related bonuses as may be payable to participants pursuant to the Company’s existing employee bonus plan.

In connection with the issuance of the Preferred Stock, the direct and incremental expenses incurred were immaterial.

Amendment to Series 9 Preferred Stock

On April 30, 2024, the Company filed a Certificate of Amendment to Designations of Preferences and Rights of Series 9 Preferred Stock (the “Certificate of Amendment”) with the Secretary of State of Nevada, which allows the Company to pay the holders of Series 9 Preferred Stock, if such holders agree, with securities or other property of the Company in an amount equal to the Series 9 Preferred Liquidation Amount (as defined in the Series 9 Preferred Stock Certificate of Designation) in the event the Company elects to redeem all of any portion of the Series 9 Preferred Stock then issued and outstanding (a “Corporation Optional Redemption”). Previously, the Company was to pay any such amount in only cash. The Certificate of Amendment also now provides that the Company will provide notice of a Corporation Optional Redemption to the holders of Series 9 Preferred Stock within five business days prior to the consummation of such redemption rather than five business days following the determination of the Company’s board of directors to consummate such redemption. In addition, the Certificate of Amendment eliminates the requirement for the Company to obtain the written consent of the holders of at least a majority of the outstanding Series 9 Preferred Stock before repaying any outstanding indebtedness owed to any holder of Series 9 Preferred Stock or its affiliates. The Company evaluated the amendment and accounted for it as a modification, which requires the Company to recognize any increase in fair value as an expense. However, the Company concluded the increase in the fair value of the Series 9 Preferred Stock from immediately before to immediately after the amendment is immaterial.

Series 9 Preferred Stock Exchanges

From April to June 2024, the Company entered into exchange agreements with the holder of shares of the Company’s Series 9 Preferred Stock pursuant to which the Company and the holder agreed to exchange 3,550 shares of Series 9 Preferred Stock with an aggregate stated value of $3,727,500 (the “Preferred Shares”) for 2,999,187 shares of common stock (the “Preferred Exchange Shares”) at an effective price per share ranging from $0.52 to $2.96. The Company issued the Preferred Exchange Shares to the holder, at which time the Preferred Shares were cancelled. The Preferred Exchange Shares were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act, on the basis that (a) the Preferred Exchange Shares were issued in exchange for other outstanding securities of the Company, (b) there was no additional consideration delivered by the holder in connection with the exchange and (c) there were no commissions or other remuneration paid by the Company in connection with the exchange. The Company notes that the redemption of the Preferred Shares to Common Stock was accounted for as an extinguishment. The Company notes that the $176,980 excess fair value of the common shares issued over the carrying amount of the Preferred Shares was accounted for as a deemed dividend with a reduction to additional paid-in capital.
The following table summarizes the activity of the Series 9 Preferred Stock outstanding:

Shares of Series 9 Preferred Stock
Beginning balance as of January 1, 2024	—
Streeterville note exchange	9,802
Sold to 3AM	1,500
Exchanges to shares of common stock	(3,550)
Ending balance as of June 30, 2024	7,752

Note 14 - Stock Award Plans and Stock-Based Compensation
The Company has three Employee Stock Incentive plans. The Company assumed the Legacy XTI's 2017 Employee and Consultant Stock Ownership Plan "2017 Plan") in connection with the XTI Merger. Legacy Inpixon had put in place a 2011 Employee Stock Incentive Plan (the "2011 Plan") and a 2018 Employee Stock Incentive Plan (the "2018 Plan" and together with the 2011 Plan, the "Legacy Inpixon Option Plans").

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023
Note 14 - Stock Award Plans and Stock-Based Compensation (continued)

2017 Plan
During 2017, Legacy XTI adopted the 2017 Plan, which was amended in 2021 to increase the maximum shares eligible to be granted under the 2017 Plan. The Company assumed the 2017 Plan in connection with the XTI Merger. The Company may issue awards in the form of restricted stock units and stock options to employees, directors, and consultants. Under the 2017 Plan, stock options are generally granted with an exercise price equal to the estimated fair value of the Company’s common stock, as determined by the Company’s Board of Directors on the date of grant. Options generally have contractual terms of ten years. Incentive stock options (ISO) may only be granted to employees, whereas all other stock awards may be granted to employees, directors, consultants and other key stakeholders.
As of June 30, 2024, there were 950,195 outstanding stock options under the 2017 Plan that were granted to employees, directors and consultants of the Company. Post merger and as of June 30, 2024, there are zero unallocated shares available for future grants under the 2017 Plan.
As of June 30, 2024, the fair value of non-vested stock options of the 2017 Plan totaled approximately $2.4 million, which will be amortized to expense over the weighted average remaining term of 1.25 years.
2011 Plan and 2018 Plan
In September 2011, Legacy Inpixon adopted the 2011 Plan which provided for the granting of incentive and non-statutory common stock options and stock based incentive awards to employees, non-employee directors, consultants and independent contractors. The plan was terminated by its terms on August 31, 2021 and no new awards will be issued under the 2011 Plan.
In February 2018, Legacy Inpixon adopted the 2018 Plan which is utilized for employees, corporate officers, directors, consultants and other key persons employed. The 2018 Plan provides for the granting of incentive stock options, NQSOs, stock grants and other stock-based awards, including Restricted Stock and Restricted Stock Units (as defined in the 2018 Plan).
Incentive stock options granted under the Legacy Inpixon Option Plans are granted at exercise prices not less than 100% of the estimated fair market value of the underlying common stock at date of grant. The exercise price per share for incentive stock options may not be less than 110% of the estimated fair value of the underlying common stock on the grant date for any individual possessing more that 10% of the total outstanding common stock of the Company. Options granted under these Legacy Inpixon Option Plans vest over periods ranging from immediately to four years and are exercisable over periods not exceeding ten years.
The aggregate number of shares that may be awarded under the 2018 Plan as of June 30, 2024 is 64,148,179. As of June 30, 2024, 11,374,202 shares of common stock were subject to outstanding stock options granted to employees, directors and consultants of the Company, 962 restricted stock awards were granted to employees of the company that were converted to common shares in prior periods and 52,773,015 shares of common stock were available for future grant under the 2018 Plan.
As of June 30, 2024, the fair value of non-vested stock options of the 2018 Plan totaled approximately $4.5 million, which will be amortized to expense over the weighted average remaining term of 2.65 years.
See below for a summary of the stock options granted under the 2011, 2017, and 2018 plans:

	2011 Plan	2017 Plan	2018 Plan	Total
Beginning balance as of January 1, 2024	—	1,161,687	—	1,161,687
Legacy Inpixon stock options from merger	9	—	1,139	1,148
Granted	—	—	11,373,730	11,373,730
Exercised	—	(92,728)	—	(92,728)
Expired	(9)	(55)	(667)	(731)
Forfeited	—	(118,709)	—	(118,709)
Ending balance as of June 30, 2024	—	950,195	11,374,202	12,324,397

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023
Note 14 - Stock Award Plans and Stock-Based Compensation (continued)

On June 12, 2024, the Board approved the following awards of options to purchase common stock pursuant to the 2018 Plan: 2,812,500 options were awarded to Scott Pomeroy, the Chief Executive Officer of the Company; 1,640,625 options were awarded to Brooke Turk, the Chief Financial Officer of the Company; and 975,000 options were awarded to Soumya Das, the Chief Executive Officer of the Company’s Real-Time Location System (RTLS) Division. Each option has an exercise price of $0.473 per share. The options will vest 1/3rd annually over three years starting from the grant date. The options expire on June 12, 2034.
The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. During the six months ended June 30, 2024, there were 11,373,730 options granted under the 2018 Plan with exercise prices ranging between $0.381 and $0.473. The expected stock price volatility for these 2018 option grants ranged between 95.06% and 95.90% and was determined by the historical volatilities for industry peers and used an average of those volatilities. The Company attributes the value of stock-based compensation to operations on the straight-line single option method. Risk free interest rates were obtained from U.S. Treasury rates for the applicable periods. The dividends assumptions was $0 as the Company historically has not declared any dividends and does not expect to. The Company notes that the 118,709 forfeited stock options occurred during the six months ended June 30, 2024. These forfeitures were primarily due to the departure of the Chief Executive Officer of the XTI Aircraft Company division.
Stock Option Exercises
To induce option holders to exercise stock options ahead of the XTI Merger so to assist the Company in qualifying for a listing on the Nasdaq Capital Market, Legacy XTI entered into exercise letter agreements with several option holders in February 2024 at reduced exercise prices from the original option agreements. The net impact of these option inducements to the condensed consolidated statement of operations was not material. In total, 1,038,871 stock option granted under the 2017 Plan were net exercised into pre-exchange common shares of Legacy XTI immediately prior to the XTI Merger closing time, which resulted in the issuance of 92,728 post merger exchange common shares.
Note 15 - Warrants
The following table summarizes the activity of warrants outstanding:

Number of Warrants
Beginning balance as of January 1, 2024	771,895
Legacy Inpixon warrants from merger	1,448,481
Granted	167,664
Exercised	(409,815)
Expired	(96,644)
Exchanged	(1,602,630)
Ending balance as of June 30, 2024	278,951

Exercisable as of June 30, 2024	278,951
Warrant Exercise Price Reduction

On March 21, 2024, the Company’s Board of Directors authorized a reduction in the exercise price of the warrants issued as part of the Legacy Inpixon warrant inducement that occurred on December 15, 2023 from $7.324 to $5.13 per share in accordance with the existing terms of such warrants. The Company notes that the reduction in exercise price authorization was perfunctory, as it was known on March 12, 2024 that the reduction was going to occur. Therefore, the Company accounted for the modification of the warrants at the time of the XTI Merger and is reflected as part of purchase accounting.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023
Note 15 - Warrants (continued)

Warrant Exercises

On February 2, 2022, Legacy XTI executed a conditional purchase order (“Aircraft Purchase Agreement”) with Mesa Air Group, Inc. and Mesa Airlines, Inc. ("Mesa") to deliver 100 TriFan aircraft. In conjunction with this purchase order, Legacy XTI issued Mesa a warrant for the purchase of a total of 6,357,474 shares of Legacy XTI common stock at an exercise price of $0.01.

Effective as of March 11, 2024, Legacy XTI entered into an amendment (the “Warrant Amendment”) with Mesa. The Warrant Amendment modifies the vesting criteria with respect to the shares of common stock underlying the warrant. As amended by the Warrant Amendment, (i) one-third of the shares represented by the warrant vested upon the execution and delivery of the conditional aircraft purchase contract, dated February 2, 2022, by and between the Company and regional airline customer, relating to the purchase of 100 TriFan 600 aircraft, (ii) one-sixth of the shares vested on March 12, 2024 in which the Company recorded $0.5 million of stock-based compensation expense for the three months ended March 31, 2024, (iii) one-sixth of unvested shares lapsed on March 12, 2024, and (iv) one-third of the shares will vest upon the acceptance of delivery and final purchase of the first TriFan 600 aircraft by Mesa pursuant to the Aircraft Purchase Agreement. On March 12, 2024 and per a warrant exercise letter agreement, all vested warrant shares were net exercised into shares of Legacy XTI common stock immediately prior to the XTI Merger closing time, which resulted in the issuance of 283,737 shares of the Company's common stock in accordance with the exchange ratio pursuant to the XTI Merger Agreement.
To induce warrant holders to exercise warrant shares ahead of the XTI Merger so to assist the company in qualifying for a listing on the Nasdaq Capital Market, Legacy XTI entered into exercise letter agreements with several warrant holders in February 2024 at reduced exercise prices from the original warrant agreements. The net impact of these warrant inducements to the condensed consolidated statement of operations was not material. In total, 1,182,522 warrant shares were net exercised into shares of Legacy XTI common stock immediately prior to the XTI Merger closing time, which resulted in the issuance of 105,550 shares of the Company's common stock in accordance with the exchange ratio pursuant to the XTI Merger Agreement.
During the three months ended June 30, 2024, an additional 20,528 warrant shares originally issued by Legacy XTI were exercised into 20,528 shares of the Company's common stock at an exercise price of $0.12.
Warrant Exchanges
On April 30, 2024 and May 1, 2024, the Company entered into warrant exchange agreements with the holders of certain of our then 918,690 outstanding warrants (the “Existing Warrants”) initially issued on May 17, 2023, which were exercisable for an aggregate of 918,690 shares of our common stock. Pursuant to the terms of the agreements, on May 2, 2024, the Company issued to the warrant holders 0.70 shares of common stock for each Existing Warrant, for an aggregate of 643,082 shares of common stock valued at $1,590,859, in exchange for the Existing Warrants. As the Existing Warrants were liability classified, the exchange resulted in the liability being (i) remeasured at the warrant redemption value of $1,590,859 resulting in a fair value loss of $672,174 which is reported in other income (expense) within the condensed consolidated statements of operations for the three months ended June 30, 2024, and (ii) reclassified to stockholders' equity (deficit) within the condensed consolidated balance sheet as of June 30, 2024. Following the consummation of the warrant exchange, the Existing Warrants were cancelled and no further shares are issuable pursuant to the Existing Warrants agreement.

On May 30, 2024, the Company entered into a warrant exchange agreement with the holder of certain warrants of the Company (the “Assumed Warrants”) to purchase shares of common stock, which Assumed Warrants were originally issued by Legacy XTI and assumed by the Company in connection with the XTI Merger. Pursuant to the terms of the agreement, the Company issued to the warrant holder an aggregate of 112,360 shares of common stock valued at $106,742 in exchange for 192,626 Assumed Warrants, which included 167,664 warrants shares granted during the three months ended June 30, 2024 as result of price protection clauses per the Assumed Warrant agreements relating to subsequent equity sales by the Company. As the Assumed Warrants were liability classified, the exchange resulted in the liability being (i) remeasured at the warrant redemption value of $106,742 resulting in a fair value loss of $6,742 which is reported in other income (expense) within the condensed consolidated statements of operations for the three months ended June 30, 2024, and (ii) reclassified to stockholders' equity (deficit) within the condensed consolidated balance sheet as of June 30, 2024. Following the consummation of the warrant exchange, the Assumed Warrants were cancelled and no further shares are issuable pursuant to the Assumed Warrants agreement.

On June 12, 2024 and June 13, 2024, the Company entered into warrant exchange agreements with the holders (the “Warrant Holders”) of 491,314 existing warrants of the Company (the “Existing Warrants”) initially issued on December 19, 2023, which were exercisable for an aggregate of 491,314 shares of our common stock. Pursuant to the terms of the agreements, on June 13, 2024, the Company issued to the Warrant Holders 1.50 shares of Common Stock for each Existing Warrant, for an aggregate of

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023
Note 15 - Warrants (continued)

736,973 shares of common stock, in exchange for the Existing Warrants. Following the consummation of the Warrant Exchange, the Existing Warrants were cancelled and no further shares are issuable pursuant to the Existing Warrants agreements.

As it relates to the aforementioned Existing Warrants issued on December 19, 2023, there were 663,581 shares of common stock issued on June 12, 2024 for $0.47 per share and 73,392 shares of common stock issued on June 13, 2024 for $0.44 per share. The Warrant Holders received a total value of $344,176 for the conversion of the Existing Warrants to shares of common stock. The Company determined the fair value of the Existing Warrants as if issued on the exchange date and compared that to the fair value of the common stock issued. The Company calculated the fair value of the Existing Warrants using a Black-Scholes Option pricing model and determined the fair value to be approximately $61,000. The inputs to the Black-Scholes Option pricing model for the June 12, 2024 redemption include a dividend rate of 0%, a risk free rate of 4.4%, a stock price of $0.47, strike price of $5.13, term of 4.51, and a volatility of 90.0%. The inputs to the Black-Scholes Option pricing model for the June 13, 2024 redemption include a dividend rate of 0%, a risk free rate of 4.3%, a stock price of $0.44, a strike price of $5.13, a term of 4.51, and a volatility of 91.0%. The fair values of the common stock issued were based on the closing stock price of the date of the exchange. The incremental increase in fair value of $283,176 was recorded as a return of capital, which reduces the additional paid-in capital on the condensed consolidated balance sheets as of June 30, 2024, and is shown as a reconciling item on the condensed consolidated statements of operations from Net Loss to Net Loss Attributable to Common Stockholders.

Note 16 - Income Taxes
There is an income tax expense of approximately $0.012 million and zero for the three months ended June 30, 2024 and 2023, respectively, and $0.016 million and zero for the six months ended June 30, 2024 and 2023, respectively. The income tax expense included in the three and six months ended June 30, 2024 profit and loss statement includes state income tax liabilities for the period.
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
The Company maintains cash deposits with financial institutions, which, from time to time, may exceed federally insured limits. Cash is also maintained at foreign financial institutions for its UK subsidiary and German subsidiaries. Cash in foreign financial institutions as of June 30, 2024 and December 31, 2023 was immaterial. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

Note 17 - Credit Risk and Concentrations (continued)
The customers who account for 10% or more of the Company's revenue for the three and six months ended June 30, 2024 or 10% or more of the Company's outstanding receivable balance as of June 30, 2024 are presented as follows:

	For the Three Months Ended June 30, 2024		For the Six Months Ended June 30, 2024		As of June 30, 2024
Customer	Revenues (thousands)	Percentage of revenues	Revenues (thousands)	Percentage of revenues	Accounts Receivable (thousands)	Percentage of accounts receivable
A	$367	36%	$367	29%	$—	—%
B	$128	12%	$137	11%	$44	9%
C	$120	12%	$282	23%	$120	25%
D	$104	10%	$121	10%	$—	—%
E	$31	3%	$32	3%	$76	16%
Total	$750	73%	$939	76%	$240	50%

The Company did not have revenue for the three and six months ended June 30, 2023. The Company did not have outstanding receivables as of June 30, 2023.
The vendors who account for 10% or more of the Company's purchases for the three and six months ended June 30, 2024 or 10% or more of the Company's outstanding payable balance as of June 30, 2024 are presented as follows:

	For the Three Months Ended June 30, 2024		For the Six Months Ended June 30, 2024		As of June 30, 2024
Vendor	Purchases (thousands)	Percentage of purchases	Purchases (thousands)	Percentage of purchases	Accounts Payable (thousands)	Percentage of accounts payable
A	$—	—%	$437	6%	$1,685	24%
B	$422	11%	$548	8%	$314	4%
C	$323	8%	$470	7%	$723	10%
Total	$745	19%	$1,455	21%	$2,722	38%
The vendors who account for 10% or more of the Company's purchases for the three and six months ended June 30, 2023 or 10% or more of the Company's outstanding payable balance as of June 30, 2023 are presented as follows:

	For the Three Months Ended June 30, 2023		For the Six Months Ended June 30, 2023		As of June 30, 2023
Vendor	Purchases (thousands)	Percentage of purchases	Purchases (thousands)	Percentage of purchases	Accounts Payable (thousands)	Percentage of accounts payable
A	$463	54%	$564	39%	$1,056	57%
B	$118	14%	$202	14%	$88	5%
C	$—	—%	$—	—%	$525	28%
Total	$581	68%	$766	53%	$1,669	90%
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

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

Note 18 - Segments (continued)
The commercial aviation segment is currently in the pre-revenue development stage and its primary activity is the development of the TriFan 600 aircraft. The Industrial IoT segment generates revenue primarily from the sale of real-time location system solutions for the industrial sector and its customers are primarily located in Germany and the U.S. As it relates to the Industrial IoT segment, the results disclosed in the table below only reflect activity following the XTI Merger closing through the June 30, 2024 reporting date.
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
Unallocated operating expenses include costs that are not specific to a particular segment but are general to the group; included expenses incurred for administrative and accounting staff, general liability and other insurance, accrued consulting fees and transaction bonuses relating to former Legacy Inpixon executives, professional fees and other similar corporate expenses.
The following table reflects results of operations from our business segments for the periods indicated below (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenue by Segment
Industrial IoT	$1,031	$—	$1,251	$—
Commercial Aviation	—	—	—	—
Total segment revenue	$1,031	$—	$1,251	$—

Gross profit by Segment
Industrial IoT	$662	$—	$803	$—
Commercial Aviation	—	—	—	—
Gross profit by Segment	$662	$—	$803	$—

Research and Development Expenses by Segment
Industrial IoT	$625	$—	751	—
Commercial Aviation	523	391	861	826
Research and Development Expenses by Segment	$1,148	$391	$1,612	$826

Income (loss) from operations by Segment
Industrial IoT	$(1,312)	$—	$(1,476)	$—
Commercial Aviation	(1,153)	(4,041)	(8,949)	(5,324)
Loss from operations by segment	$(2,465)	$(4,041)	$(10,425)	$(5,324)
Unallocated costs	(11,462)	—	(12,379)	$—
Consolidated loss from operations	$(13,927)	$(4,041)	$(22,804)	$(5,324)

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

Note 18 - Segments (continued)
The following table presents total assets by reportable segment (in thousands):

	June 30,	December 31,
	2024	2023
Industrial IoT	$21,268	—
Commercial Aviation	866	509
Total assets by segment	$22,134	$509
Corporate	11,907	—
Total consolidated assets	$34,041	$509
The reporting package provided to the Company's CODM does not include the measure of assets by segment as that information isn't reviewed by the CODM when assessing segment performance or allocating resources.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

Note 19 - Fair Value of Financial Instruments
The Company's estimates of fair value for financial assets and liabilities are based on the framework established in ASC 820. The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the ASC 820 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. The Company classified its financial instruments measured at fair value on a recurring basis in the following valuation hierarchy. The Company notes that the Company did not hold any financial assets fair valued under ASC 820 as of June 30, 2024 and December 31, 2023, other than the Damon Motors convertible note and warrant.
The Company's assets and liabilities measured at fair value consisted of the following at June 30, 2024 and December 31, 2023:

	Fair Value at June 30, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Notes receivable	$3,462	$—	$—	$3,462
Warrant asset	424	—	—	424
Total assets	$3,886	$—	$—	$3,886

	Fair Value at December 31, 2023
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$497	$—	$—	$497
Convertible notes, at fair value	16,804	—	—	16,804
Loan conversion derivatives	333	—	—	333
Total liabilities	$17,634	$—	$—	$17,634
Refer to Note 24 for discussion of the valuation methodologies used for the Company's Damon Motors convertible note and warrant assets measured at fair value. The fair value of the Level 3 warrant liability was determined using a pricing model with certain significant unobservable market data inputs.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

Note 19 - Fair Value of Financial Instruments (continued)

The table below includes a reconciliation of the Level 3 assets and liabilities for which significant unobservable inputs were used to determine fair value for the six months ended June 30, 2024:

	Level 3
	Level 3 Assets		Level 3 Liabilities
Level 3 Assets and Liabilities	Notes receivable	Warrant asset	Warrant liability	Convertible notes, at fair value	Loan conversion derivatives
Balance at January 1, 2024	$—	$—	$497	$16,804	$333
Acquired	3,264	448	920	—	—
Change in fair value	—	—	(398)	(12,882)	—
Exchanged / Conversion to Equity	—	—	—	(3,922)	(333)
Balance at March 31, 2024	$3,264	$448	$1,019	$—	$—
Change in fair value	$38	$(24)	$679	$—	$—
Accrued interest	$91	$—	$—	$—	$—
Debt discount recognition	$49	$—	$—	$—	$—
Exchanged / Conversion to Equity	$—	$—	$(1,698)	$—	$—
Balance at June 30, 2024	$3,442	$424	$—	$—	$—
The changes in fair value of the warrant liability, convertible notes, and warrant asset are presented within 'Change in fair value of warrant liability', 'Change in fair value of convertible notes', and 'Other expense', respectively, in the condensed consolidated statements of operations.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

Note 20 - Foreign Operations
Prior to the XTI Merger, the Company’s operations were located primarily in the United States. After the XTI Merger, the Company's operations are located primarily in the United States, Germany, and the United Kingdom. Revenues by geographic area are attributed by country of domicile of our subsidiaries. The financial data by geographic area are as follows (in thousands):

	United States	Germany	United Kingdom	Eliminations	Total
For the Three Months Ended June 30, 2024:
Revenues by geographic area	$296	$874	$—	$(139)	$1,031
Operating (loss) income by geographic area	$(13,039)	$(888)	$—	$—	$(13,927)
Net (loss) income by geographic area	$(13,823)	$(887)	$—	$—	$(14,710)
For the Three Months Ended June 30, 2023:
Revenues by geographic area	$—	$—	$—	$—	$—
Operating (loss) income by geographic area	$(4,041)	$—	$—	$—	$(4,041)
Net (loss) income by geographic area	$(4,629)	$—	$—	$—	$(4,629)
For the Six Months Ended June 30, 2024:
Revenues by geographic area	$323	$1,067	$—	$(139)	$1,251
Operating (loss) income by geographic area	$(21,979)	$(825)	$—	$—	$(22,804)
Net (loss) income by geographic area	$(16,497)	$(815)	$—	$—	$(17,312)
For the Six Months Ended June 30, 2023:
Revenues by geographic area	$—	$—	$—	$—	$—
Operating (loss) income by geographic area	$(5,324)	$—	$—	$—	$(5,324)
Net (loss) income by geographic area	$(6,194)	$—	$—	$—	$(6,194)
As of June 30, 2024:
Identifiable assets by geographic area	$45,427	$22,455	$10	$(33,851)	$34,041
Long lived assets by geographic area	$2,141	$3,505	$—	$—	$5,646
Goodwill by geographic area	$3,142	$9,188	$—	$—	$12,330
As of December 31, 2023:
Identifiable assets by geographic area	$509	$—	$—	$—	$509
Long lived assets by geographic area	$278	$—	$—	$—	$278
Goodwill by geographic area	$—	$—	$—	$—	$—

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

Note 21 - Related Party Transactions
Refer to Note 11 for disclosures on related party debt transactions and Note 23 for disclosures on Nadir Ali's related party consulting agreement.
David Brody, board member and founder of Legacy XTI, provided legal and strategic consulting services for the Company. During the six months ended June 30, 2024 and 2023, the Company paid Mr. Brody compensation of $20,000 and $0, respectively. As of June 30, 2024 and December 31, 2023, the Company owed Mr. Brody accrued consulting compensation of $0 and $320,000, respectively, which is included in Related Party Payables within the accompanying condensed consolidated balance sheets. Pursuant to an amendment to the consulting agreement, the outstanding payable amount of $320,000 was waived by Mr. Brody, which was accounted for as a capital contribution, and the consulting agreement terminated in connection with the XTI Merger closing.

During the six months ended June 30, 2024 and 2023, the Company paid Scott Pomeroy, the Company's CEO and Chairman, who was the CFO and board member of Legacy XTI up until the XTI Merger closing, consulting compensation of $43,750 and $36,750, respectively. As of June 30, 2024 and December 31, 2023, the Company owed Mr. Pomeroy accrued consulting compensation of $99,750 and $99,750, respectively, which is included in Related Party Payables within the accompanying condensed consolidated balance sheets.

During the six months ended June 30, 2024 and 2023, the Company paid its Chief Operating Advisor consultant, Charlie Johnson, who was a board member of Legacy XTI up until the date of the XTI Merger closing, compensation of $0 and $15,000, respectively. As of June 30, 2024 and December 31, 2023, the Company owed Mr. Johnson accrued consulting compensation of $0 and $120,000, respectively, which is included in Related Party Payables within the accompanying condensed consolidated balance sheets. Pursuant to an amendment to the consulting agreement during the first quarter of 2024, the Company paid $60,000 to Mr. Johnson and the remaining accrued consulting compensation balance of $60,000 was waived, which was accounted for as a capital contribution. The consulting agreement was terminated in connection with the XTI Merger closing and Mr. Johnson is no longer a member of Legacy XTI's board of directors. Effective June 17, 2024, the Company and Mr. Johnson entered into a new consulting arrangement that compensates Mr. Johnson $10,000 per month in combination of both cash and equity. The new consulting arrangement initially has a term through December 31, 2024 at which time it becomes month-to-month unless either party terminates the agreement upon 30 days written notice.

Grafiti Group Divesiture
On February 21, 2024, Inpixon completed the disposition of the remaining portion of the Shoom, SAVES, and GYG business lines and assets ("Grafiti Group Divestiture") in accordance with the terms and conditions of an Equity Purchase Agreement, dated February 16, 2024, by and among Inpixon (“Seller”), Grafiti LLC, and Grafiti Group LLC (a newly formed entity controlled by Nadir Ali, the Company's CEO and a director) (“Buyer”). Pursuant to the terms, Buyer acquired from 100% of the equity interest in Grafiti LLC, including the assets and liabilities primarily relating to Inpixon’s Saves, Shoom and Game Your Game business, including 100% of the equity interests of Inpixon India, Grafiti GmbH (previously Inpixon Gmbh) and Game Your Game, Inc. from the Company for a minimum purchase price of $1.0 million paid in two annual cash installments of $0.5 million due within 60 days after December 31, 2024 and 2025. The purchase price and annual cash installment payments will be (i) increased for 50% of net income after taxes, if any, from the operations of Grafiti LLC for the years ended December 31, 2024 and 2025; (ii) decreased for the amount of transaction expenses assumed; (iii) increased or decreased by the amount working capital of Grafiti LLC on the closing balance sheet is greater or less than $1.0 million. The Company notes that $0.5 million of the receivable is included in current assets as other receivables in the Company's condensed consolidated balance sheet as of June 30, 2024, and the remaining $0.5 million of the receivable is included in long term assets as other assets in the Company's condensed consolidated balance sheet as of June 30, 2024.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023
Note 22 - Leases
The Company has operating leases for administrative offices in the United States (Colorado) and Germany.

As part of the XTI Merger, the Company acquired right-of-use assets and lease liabilities related to an operating lease for an office space (the IntraNav office) located in Frankfurt, Germany. This lease expires on January 6, 2025 and the current lease rate is $9,227 (€8,612) per month.

As part of the XTI Merger, the Company acquired right-of-use assets and lease liabilities related to an operating lease for an office space (the Inpixon GmbH office) located in Berlin, Germany. This lease expires on May 31, 2026 and the current lease rate is $7,929 (€7,400) per month.

On January 1, 2024, the Company entered into a lease agreement for its new corporate office location in Englewood, Colorado. This lease expires on January 31, 2028 and the current lease rate is $8,966 per month.
The Company has no other operating or financing leases with terms greater than 12 months.
Right-of-use assets are summarized below (in thousands):

	As of June 30, 2024	As of December 31, 2023
Englewood, CO Office	$394	$—
Berlin, Germany Office	196	—
Frankfurt, Germany Office	89	—
Less accumulated amortization	(96)	—
Right-of-use asset, net	$583	$—
Lease expense for operating leases recorded in the balance sheet is included in operating costs and expenses and is based on the future minimum lease payments recognized on a straight-line basis over the term of the lease plus any variable lease costs. Operating lease expenses, inclusive of short-term and variable lease expenses, recognized in our condensed consolidated statement of income for the three months ended June 30, 2024 and 2023 was approximately $101,000 and $1,000, respectively, and for the six months ended June 30, 2024 and 2023 was approximately $144,000 and $2,000, respectively.
Lease liability is summarized below (in thousands):

	As of June 30, 2024	As of December 31, 2023
Total lease liability	$594	$—
Less: short term portion	(235)	—
Long term portion	$359	$—
Maturity analysis under the lease agreement is as follows (in thousands):

Six months ending December 31, 2024	$157
Year ending December 31, 2025	220
Year ending December 31, 2026	159
Year ending December 31, 2027	124
Year ending December 31, 2028	10
Year ending December 31, 2029 and thereafter	—
Total	$670
Less: Present value discount	(76)
Lease liability	$594

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023
Note 22 - Leases (continued)

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the date of adoption of ASC 842, "Leases" ("ASC 842"). As of June 30, 2024, the weighted average remaining lease term is 2.8 years and the weighted average discount rate used to determine the operating lease liabilities was 6.7%.
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

Pursuant to its engagement letter with Legacy XTI, dated as of June 7, 2022, as amended (the “Chardan Engagement Letter”) and the XTI Merger Agreement, Chardan Capital Markets LLC (“Chardan”) received registered shares of XTI Aerospace common stock. During June 2024, the Company received a letter from Chardan’s counsel seeking additional compensation under the Chardan Engagement Letter, including a cash payment of $200,000, and threatening to file an arbitration with the Financial Industry Regulatory Authority. The Company has responded to the letter, disputing that it owes any compensation to Chardan.
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

In addition, the Company shall pay Mr. Ali (a) the amount of $1,500,000 due three months following the Closing, and (b) the aggregate amount of $4,500,000, payable in 12 equal monthly installments of $375,000 each, starting four months after the closing date of the XTI Merger (the payments described in (a) and (b), each an “Equity Payment”). Each Equity Payment may be made, in Company’s discretion, in (i) cash, (ii) fully vested shares of common stock under the Company’s equity incentive plan, or a combination of cash and registered shares. As of the date of this filing, the Company repaid the initial $1,500,000 owed to Mr. Ali under the Ali Consulting Agreement. During the three and six months ended June 30, 2024, the Company recognized compensation expense of $1,310,000 and $1,570,000, respectively, which is included in general and administrative expenses on the condensed consolidated statements of operations, relating to the Ali Consulting Agreement. As of June 30, 2024, the Company owed Mr. Ali accrued consulting fees of $328,804, which is included in accrued expenses and other current liabilities within the accompanying condensed consolidated balance sheets.

On March 12, 2024, the Company also entered into a Consulting Agreement with Ms. Wendy Loundermon (the “Loundermon
Consulting Agreement”), the Company's former Chief Financial Officer. Pursuant to the Loundermon Consulting Agreement,
following the Closing, Ms. Loundermon will provide consulting services to the Company for one year or until earlier termination in accordance with its terms (the “Loundermon Consulting Period”). As compensation for Ms. Loundermon’s consulting services, the Company will pay her (i) $83,333 per month for the first six months of the Loundermon Consulting Period for services she performs on an as-needed basis during the Loundermon Consulting Period regarding the transition of the management of the Company’s financial reporting function to ensure continuity of business operations, and (ii) $300 per hour for services performed on an as needed basis regarding the preparation and filing of Company’s public company financial reporting and compliance matters including accounting, payroll, audit and tax compliance functions. During the three and six months ended June 30, 2024, the Company recognized compensation expense of $297,700 and $366,817, respectively, which is included in general and administrative expenses on the condensed consolidated statements of operations, relating to Ms. Loundermon's consulting arrangement. As of June 30, 2024, the Company owed Ms. Loundermon accrued consulting fees of $310,267, which is included in accounts payable within the accompanying condensed consolidated balance sheets.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023
Note 23 - Commitments and Contingencies (continued)

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

The Plan Amendment, among other things, changed the timing of and imposed certain additional conditions on the payment of certain bonuses to be paid to the participants thereunder, including Nadir Ali, Wendy Loundermon and Soumya Das. See further disclosures relating to the Transaction Bonus Plan in Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations and Commitments included elsewhere in this filing.

During the second quarter of 2024, the Company accrued 100% of the transaction bonuses as the bonuses became payable upon the earlier of the closing of financing or June 30, 2024. As such, the Company recognized approximately $6.7 million of transaction bonus expense, which is included in general and administrative within the accompanying condensed consolidated statements of operations, during the three and six months ended June 30, 2024. Approximately $6.7 million of accrued transaction bonuses remained outstanding as of June 30, 2024 and is included in Accrued Expenses and Other Current Liabilities on the condensed consolidated balance sheets.
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
On December 6, 2023, Xeriant, Inc. (“Xeriant”) filed a complaint against Legacy XTI, along with two unnamed companies and five unnamed persons, in the United States District Court for the Southern District of New York. On January 31, 2024, Xeriant filed an amended complaint, which added us as a defendant. On February 2, 2024, the Court ordered Xeriant to show cause as to why the amended complaint should not be dismissed without prejudice for lack of subject matter jurisdiction. On February 29, 2024, Xeriant filed a second amended complaint. The second amended complaint alleges that Legacy XTI, through multiple breaches and fraudulent actions, has caused substantial harm to Xeriant and has prevented it from obtaining compensation owed

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023
Note 23 - Commitments and Contingencies (continued)

to it under various agreements entered into between Xeriant and Legacy XTI, including but not limited to a joint venture agreement, a cross-patent license agreement, an operating agreement, and a letter dated May 17, 2022 (the “May 17 letter”). In particular, Xeriant contends that Legacy XTI gained substantial advantages from the intellectual property, expertise, and capital deployed by Xeriant in the design and development of Legacy XTI’s TriFan 600 aircraft yet has excluded Xeriant from the transaction involving the TriFan 600 technology in its merger with Legacy Inpixon, which has resulted in a breach of the May 17 letter, in addition to the other aforementioned agreements. Xeriant, in the second amended complaint, asserts the following causes of action: (1) breach of contract; (2) intentional fraud; (3) fraudulent concealment; (4) quantum meruit; (5) unjust enrichment; (6) unfair competition/deceptive business practices; and (7) misappropriation of confidential information, and seeks damages in excess of $500 million, injunctive relief enjoining us from engaging in any further misconduct, the imposition of a royalty obligation, and such other relief as deemed appropriate by the court. On March 13, 2024, Legacy XTI moved for partial dismissal of the second amended complaint, Counts 2 through 7 in particular. Legacy XTI argued that Counts 2 through 7 are (1) impermissible attempts to repackage claims arising from contractual dispute as quasi-contractual or tort claims; and (2) expressly refuted by the clear and unequivocal terms of the aforementioned agreements. The case is in its early stages, no discovery with respect to the Company has occurred, and the Company is unable to estimate the likelihood or magnitude of a potential adverse judgment. The Court has neither scheduled Legacy XTI’s motion for hearing nor otherwise ruled upon it. Legacy XTI nevertheless denies the allegations of wrongdoing contained in the second amended complaint and is vigorously defending against the lawsuit.
In connection with the litigation matter described in the immediately preceding paragraph, on June 12, 2024, we received a letter from counsel for Auctus Fund, LLC (“Auctus”), dated April 3, 2024, claiming that, pursuant to the above-referenced May 17 letter by and between Xeriant and Legacy XTI, as a result of the XTI Merger and Legacy XTI’s entry into a promissory note agreement with Legacy Inpixon in March 2023, XTI Aerospace and Legacy XTI may have assumed Xeriant’s obligations under that certain Senior Secured Promissory Note in the principal amount of $6,050,000 issued by Xeriant to Auctus, including the obligation to repay Auctus all principal and accrued and unpaid interest thereunder, which Auctus claims was $8,435,008.81 as of April 3, 2024. In July 2024, Legacy XTI responded to such letter and indicated that it believes that the May 17 letter is invalid and unenforceable on several bases. It further explained that even if it were valid and enforceable, Legacy XTI does not believe such letter resulted in, or otherwise triggered, the assumption of obligations of Xeriant under the Senior Secured Promissory Note or any other obligation on the part of Legacy XTI. There have been no further developments on this matter. We are unable to make a reasonable estimate of a potential loss, if any, on this matter. To the extent suits or actions are commenced with respect to this matter, we intend to vigorously defend against any and all claims.

Note 24 - Damon Motors Convertible Note

On October 26, 2023, Legacy Inpixon purchased a 12% convertible note through a private placement in aggregate principal amount of $3.0 million for a purchase price of $3.0 million from Damon Motors Inc. Interest on the convertible note accrues at 12% per annum. The note was subsequently amended. As amended, the note matures on September 30, 2024. The convertible note is subject to certain conversion features which include qualified financing, and/or qualified transaction, as defined in the securities purchase agreement. The note will be required to convert upon Damon Motors Inc. completing a public company event. In addition, Damon Motors Inc. issued a five-year warrant to purchase 1,096,321 shares of Damon Motors Inc. common stock in connection with the note. Management notes the Warrant is freestanding. The exercise price per Common Share is $2.7364. The Warrant provides for cashless exercise after 180 days following the closing of the public company event should there be no effective registration statement. The convertible note receivable is not traded in active markets and its fair value was determined using a present value technique. The convertible note receivable is accounted for as an available-for-sale debt security based on “Level 3” inputs, which consist of unobservable inputs and reflect management’s estimates of assumptions that market participants would use in pricing the asset, with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income (loss). The Warrant is accounted for as an equity security based on “Level 3” inputs, which consist of unobservable inputs and reflect management’s estimates of assumptions that market participants would use in pricing the asset, recorded at fair value with subsequent changes in fair value recorded in earnings. The convertible note's and warrant's values as of June 30, 2024 total $3.9 million and are included in Notes Receivable, $3.5 million, and Warrant asset, $0.4 million, on the condensed consolidated balance sheets.

Note 25 - Subsequent Events

On July 5, 2024, the Company issued 2,774,883 shares of fully vested restricted stock to Nadir Ali, a consultant, under the Company’s 2018 Employee Stock Incentive Plan, as amended, in accordance with the terms of that certain consulting agreement, dated March 12, 2024, by and between the Company and Mr. Ali.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

Note 25 - Subsequent Events (continued)

Subsequent to June 30, 2024 and through the date of this filing, the Company entered into exchange agreements with the holder of shares of the Company’s Series 9 Preferred Stock pursuant to which the Company and the holder exchanged an aggregate 775 shares of Series 9 Preferred Stock with an aggregate stated value of approximately $0.8 million for an aggregate 2,800,537 shares of common stock at an effective price per share ranging between $0.21 and $0.38.
Subsequent to June 30, 2024 and through the date of this filing, the Company issued an aggregate 1,958,848 shares of common stock in connection with the ATM Offering at per share prices between approximately $0.40 and $0.43, resulting in aggregate net proceeds to the Company of approximately $0.8 million.
On July 9, 2024, XTI Aerospace, Inc. (the “Company”) received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s common stock for the last 30 consecutive business days beginning on May 23, 2024, and ending on July 8, 2024, the Company no longer meets the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided a period of 180 calendar days, or until January 6, 2025, in which to regain compliance. In order to regain compliance with the minimum bid price requirement, the closing bid price of the Company’s common stock must be at least $1 per share for a minimum of ten consecutive business days during this 180-day period. In the event that the Company does not regain compliance within this 180-day period, the Company may be eligible to seek an additional compliance period of 180 calendar days if it meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and provides written notice to Nasdaq of its intent to cure the deficiency during this second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq will provide notice to the Company that the common stock will be subject to delisting. The letter does not result in the immediate delisting of the Company’s common stock from the Nasdaq Capital Market. The Company intends to monitor the closing bid price of the common stock and consider its available options in the event that the closing bid price of the common stock remains below $1 per share.
On July 31, 2024, the Company entered into an advisory agreement with a third party advisor, pursuant to which the Company issued 1,000,000 shares of restricted common stock to the advisor in consideration for financial advisory and business development services agreed to be rendered to the Company pursuant to the agreement.

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

Overview of Our Business

Following the closing of the XTI Merger, we are primarily an aircraft development company. We also provide real-time location systems (“RTLS”) for the industrial sector, which was our focus prior to the closing of the XTI Merger. Headquartered in Englewood, Colorado, XTI Aerospace is developing a vertical takeoff and landing ("VTOL") aircraft that is designed to take off and land like a helicopter and cruise like a fixed-wing business aircraft. We believe our initial configuration, the TriFan 600, will be one of the first civilian fixed-wing VTOL aircraft that offers the speed, range, and comfort of a business aircraft and the versatility of a helicopter for a wide range of customer applications, including private aviation for business and high net worth individuals, emergency medical services, and commuter and regional air travel. Since 2013, we have been engaged primarily in developing the design and engineering concepts for the TriFan 600, building and testing a two-thirds scale unmanned version of the TriFan 600, generating pre-orders for the TriFan 600, and seeking funds from investors to enable the Company to build full-scale piloted prototypes of the TriFan 600, and to eventually engage in commercial production and sale of TriFan 600 aircraft.

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

Our full-stack Industrial IoT solution provides end-to-end visibility and control over a wide range of assets and devices. It is designed to help organizations optimize their operations and gain a competitive edge in today's data-driven world. The turn-key platform integrates a range of technologies, including RTLS, sensor networks, edge computing, and big data analytics, to provide a comprehensive view of an organization's operations. We help organizations track the location and status of assets in real-time, identify inefficiencies, and make decisions that drive business growth. Our IoT stack covers all the technology layers, from the edge devices to the cloud. It includes hardware components such as sensors and gateways, a robust software platform for data management and analysis, and a user-friendly dashboard for real-time monitoring and control. Our solutions also offer robust security features, to help ensure the protection of sensitive data. Additionally, our RTLS provides scalability and flexibility, allowing organizations to easily integrate it with their existing systems and add new capabilities as their needs evolve.

We report financial results for two segments: Commercial Aviation and Industrial IoT. For Industrial IoT we generate revenue from sales of hardware, software licenses and professional services. For Commercial Aviation, the segment is pre-revenue as we are currently developing the TriFan 600 aircraft.

Key Factors Affecting Operating Results

We believe that the growth of our business and our future success are dependent upon many factors, including our ability to retain and develop engineering internal and third-party resources, secure strategic partnerships with suppliers, expand the number of customer purchase orders, locate a facility for further aircraft development and testing, expand on that facility or locate to a new facility for commercial production, build-out production assembly lines in a timely manner, develop ancillary service offerings related to the TriFan 600 such as flight training and maintenance products, and secure the needed financing to achieve Federal Aviation Administration ("FAA") certification.

While each of these areas presents significant opportunities for us, they also pose material challenges and risks that we must successfully address to achieve FAA certification of the TriFan 600 and further reach our current aircraft delivery forecasts.

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

Legacy XTI completed its preliminary design review (“PDR”) in 2022, which set the stage for the next step of design development. Legacy XTI updated the exterior design of the TriFan 600, including the location of the wing fans and the location of the horizontal tail, all of which had a positive impact on the performance and efficiency of the aircraft. Design and engineering for other systems, including the propulsion system, landing gear, cockpit visibility, cabin sizing and structural integrity were also advanced during 2022 and 2023.

The XTI team is currently working toward an update to the initial PDR to address additional aerodynamic and performance improvements. In addition, the program includes further interactions with potential suppliers for the development of major structures and systems of the aircraft. The team is focused on industry-respected suppliers and systems for the TriFan 600 to reduce certification risk and to deliver a fully-integrated aircraft. Also, during this phase XTI will formally establish a project plan with the FAA and apply for Type Certification (TC).

The next target milestones include the critical design review (“CDR”) and building and preliminary testing of a full-scale flight test aircraft, along with building additional full-scale flight test aircraft, are fully dependent on raising additional financing.

Industrial IoT

Our management believes that we must continue to dedicate significant resources to research and development efforts to maintain a competitive position. Our RTLS products intersect many emerging fields including metaverse, augmented reality, occupancy planning, industry 4.0, smart cities, and more, and we continue to innovate and patent new methods to solve problems for our customers.

Competition

Commercial Aviation

The business aircraft market is highly competitive and we face a significant number of original equipment manufacturer competitors, most of which are larger, better known and have better financial resources than us. When the TriFan 600 goes into production, we believe it will compete with other aircraft manufacturers by providing our customers with what we believe is a unique “crossover” aircraft with distinct and largely unique performance capabilities at a competitive purchase price. We believe the TriFan 600 will be one of a small number of aircraft that offers the speed, range and comfort of a business aircraft with the versatility of VTOL. As we expect that the TriFan 600 will be capable of flying greater distances and on average at twice the speed and three times the range of competing helicopters, we expect the TriFan 600 to offer lower direct operating costs (cost per flight hour) and be able to fly almost twice as many missions, thus generating additional cost savings and revenue for airlines and aircraft operators when compared with helicopters.

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

Recent Events
The Company completed its merger with Legacy XTI on March 12, 2024, which was structured as a reverse triangular merger.
Capital Collation and Distribution Agreement

On June 28, 2024, the Company entered into a Capital Collation and Distribution Agreement (the “Distribution Agreement”) with FC Imperial Limited (“FCIL”), which sets forth the terms of a proposed equity investment by FCIL for shares of preferred stock with a minimum value of approximately $12 million and up to approximately $55 million at a postmoney valuation of $275 million, subject to the parties entering into a definitive equity purchase agreement. The Company intends to use the investment, to the extent it is received, for the development of the Company’s TriFan 600 aircraft. The Distribution Agreement provides for several non-binding anticipated material terms of FCIL’s investment in the Company. No assurances can be made that the Company and FCIL will successfully negotiate and enter into a definitive equity purchase agreement or that the Company and FCIL will make any of the capital contributions contemplated by the Distribution Agreement.
Appointment of Tensie Axton to the Board of Directors and Committees
Effective as of May 13, 2024, the Company's Board of Directors (the “Board”) appointed Tensie Axton to the Board as a Class III director (for a term ending with the 2026 annual meeting of shareholders), to fill the vacancy created by the resignation of Leonard Oppenheim. The Board also appointed Ms. Axton to serve as a member of the Audit Committee, a member of the Compensation Committee and as the Chair of the Nominating and Corporate Governance Committee. In accordance with the terms of the Company's Non-Employee Director Compensation Policy, Ms. Axton's compensation comprises (x) the following annual cash fees, each payable quarterly in arrears: (i) $50,000 for her services as a director, (ii) $10,000 for her services as a member of the Audit Committee, (iii) $7,500 for her services as a member of the Compensation Committee, and (iv) $10,000 for her services as the Chair of the Nominating and Corporate Governance Committee, and (y) an annual grant of stock options pursuant to the Company’s 2018 Employee Stock Incentive Plan, with a fair market value equal to her aggregate annual cash retainer.
Entry into Employment Agreements
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
Non-Employee Director Compensation Policy
On May 1, 2024, the Board approved and adopted a compensation policy for the Company’s non-employee directors (the “Non-Employee Director Compensation Policy”), which was developed in consultation with Zayla Partners, LLC, an independent external compensation consulting firm. Pursuant to the terms of the Non-Employee Director Compensation Policy, non-employee directors are eligible to receive cash retainer fees as well as equity incentive awards pursuant to the Company’s 2018 Employee Stock Incentive Plan for their service, as follows: Each of the Company’s non-employee directors will receive $50,000 annually for general availability and participation in meetings and conference calls of the Board. Additionally, the Chair of the Audit Committee will receive $20,000 annually and other members of the Audit Committee will receive $10,000 annually; the Chair of the Compensation Committee will receive $15,000 annually and other members of the Compensation Committee will receive $7,500 annually; and the Chair of the Nominating and Corporate Governance Committee will receive $10,000 annually and other members of the Nominating and Corporate Governance Committee will receive $5,000 annually. All cash compensation will be payable quarterly in arrears. Each of the Company’s non-employee directors will also receive an annual grant of stock options pursuant to the Company’s 2018 Employee Stock Incentive Plan, with a fair market value equal to the aggregate annual cash retainer for the applicable director based upon a Black-Scholes option pricing model. The exercise price of the stock options will be equal to the market price of the Company’s common stock at the time of grant.

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In connection with the preparation of our consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.
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
There have been no significant changes to Legacy Inpixon's critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, except for the addition of Legacy XTI's critical accounting policies and estimates which have been incorporated and disclosed in Note 3 of the condensed consolidated financials statements included elsewhere in this report and the valuation of long-lived and intangible assets and goodwill as noted below.
Valuation of Long-lived and Intangible Assets and Goodwill.

We periodically review long-lived assets and certain identifiable intangible assets for impairment in accordance with Accounting Standards Codification (“ASC”) 360, “Property, Plant, and Equipment.” Goodwill and intangible assets not subject to amortization are reviewed annually for impairment in accordance with ASC 350, “Intangibles – Goodwill and Other,” or more often if there are indications of possible impairment.

The analysis to determine whether or not an asset is impaired requires significant judgments that are dependent on internal forecasts, including estimated future cash flows, estimates of long-term growth rates for our business, the expected life over which cash flows will be realized and assumed royalty and discount rates. Changes in these estimates and assumptions could materially affect the determination of fair value and any impairment charge. While the fair value of these assets exceeds their carrying value based on our current estimates and assumptions, materially different estimates and assumptions in the future in response to changing economic conditions, changes in our business or for other reasons could result in the recognition of impairment losses.

For assets to be held and used, including acquired intangible assets subject to amortization, we initiate our review whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Significant management judgment is required in this process.

For intangible assets not subject to amortization such as goodwill, we test for impairment annually, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. In testing goodwill for impairment, we compare the fair value with the carrying value. The determination of fair value is based on a discounted cash flow analysis, using inputs and assumptions such as revenue growth rates, projected research and development expenditures based on future milestones of the TriFan 600 aircraft development, other projected expenses, and discount rates. If we were to experience a decrease in forecasted future revenues attributable to the intangible assets, this could indicate a potential impairment. If the carrying value exceeds the estimated fair value, the goodwill is considered impaired, and an impairment loss will be recognized in an amount equal to the excess of the carrying value over the fair value of goodwill.

We will perform our annual goodwill impairment test required by ASC 350 as of October 1st of each year. In testing goodwill for impairment, we analyze qualitative factors as stated within ASC 350 to determine if the fair value of our single reporting unit may be less than the carrying value of the reporting unit. We have one reporting unit (Industrial IoT). If the fair value of the reporting unit, based on qualitative factors, may be less than the carrying value of the reporting unit, we then perform the goodwill impairment test required under ASC 350 by comparing the fair value of the reporting unit with the carrying value of the reporting unit and, if the fair value is less than the carrying value, , the amount that the carrying value exceeds fair value represents the amount of goodwill impairment. Accordingly, we would recognize an impairment loss in the amount of such excess.

In connection with the XTI Merger we recorded approximately $12 million in goodwill which allocated to our Industrial IOT reporting unit. Since the closing date of the XTI Merger on March 12, 2024, the price of our common stock has declined significantly and may continue to fluctuate in future periods. A sustained decrease in the price of our common stock is one of the qualitative factors to be considered as part of an impairment test when evaluating whether events or changes in circumstances may indicate that it is more likely than not that a potential goodwill impairment exists. We will continue monitoring the analysis of the qualitative and quantitative factors used as a basis for the goodwill impairment test during fiscal year 2024 and at the Company's October 1st annual testing date. As of June 30, 2024, Management evaluated potential triggers and completed a qualitative assessment and determined in the aggregate, it is not more likely than not, that the fair value of the Goodwill is less than the carrying value. To corroborate this conclusion, we entered into an agreement for a proposed equity investment at a post-money valuation in line with the fairness opinion obtained in July 2023 and compared our equity carrying value to our market capitalization and concluded that there was no goodwill impairment during the six months ended June 30, 2024. If the negative volatility of our market capitalization is sustained, it is possible that our goodwill could become impaired, which could result in a material charge and adversely affect our results of operations.
Components of Results of Operations

Revenue

Commercial Aviation

We are still working to design, develop and certify the TriFan 600 aircraft and thus have not generated revenue from this segment. We do not expect to begin generating significant revenues until we are able to complete the design, development, certification, and manufacturing of the aircraft.

Industrial IoT

Our RTLS products are primarily sold on a license and SaaS mode, which we call "location as a service" or "LaaS." In our licensing model, we also typically charge an annual maintenance fee. The LaaS model is typically for a 3-5 year contract and includes a license to use, maintenance and hardware upgrades. The LaaS model generates a recurring revenue stream.

Operating Expenses

Research and Development

Research and development activities represent a significant part of our business. Our research and development efforts focus on the design and development of (i) our indoor intelligence products, and (ii) our TriFan 600 aircraft, including certain of the systems that will be used in it. As part of our aircraft development activities, we continue to work closely with the FAA towards our goal of achieving certification of our aircraft on an efficient timeline.

Research and development expenses consist primarily of costs incurred in connection with the research and development of the TriFan 600 aircraft. These expenses include:

•employee-related expenses, including salaries and benefits for personnel engaged in research and development functions;

•expenses incurred under agreements with third parties such as consultants and contractors; and

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

We cannot determine with certainty the timing, duration or the costs necessary to complete the design, development, certification, and manufacturing of our TriFan 600 aircraft due to the inherently unpredictable nature of our research and development activities. Development timelines, the probability of success, and development costs may differ materially from expectations.

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

We anticipate that general and administrative expenses will increase substantially in the future as we increase our headcount to support continued research and development and commercialization of the TriFan 600.

Other Income (Expense)

Interest expense, net consists primarily of (i) interest relating to convertible and promissory notes payable, (ii) amortization of debt discounts relating to warrants and stock options issued in conjunction with convertible notes, and (iii) interest income on notes receivable.

Inducement loss on debt conversions includes primarily the inducement charges incurred by Legacy XTI when it entered into voluntary note conversion letter agreements with several note holders. Per the letter agreements, principal and accrued interest under the notes was converted at a reduced conversion price into shares of Legacy XTI common stock immediately prior to the XTI Merger closing time, which converted into shares of the Company's common stock upon the closing of the XTI Merger. The Company accounted for these conversions as an inducement and, as such, recognized a loss related to the fair value of the additional shares issued compared to the original terms of the convertible notes.

Change in fair value of convertible notes represent the remeasurement of certain Legacy XTI convertible notes to fair value. These notes were converted to equity prior to the closing of XTI Merger.

Change in fair value of warrant liability represents the remeasurement of certain Legacy XTI and Legacy Inpixon outstanding warrants to fair value. These outstanding warrants were exchanged for common shares of the Company during the second quarter of 2024.
Other income (expense), net consists of miscellaneous income and expense items.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2024 compared to the Three Months Ended June 30, 2023
The following table sets forth selected consolidated financial data and as a percentage of period-over-period change:

	Three Months Ended June 30,
	2024	2023
(in thousands, except percentages)	Amount	Amount	$ Change	% Change*
Revenues	$1,031	$—	$1,031	**
Cost of revenues	$369	$—	$369	**
Gross profit	$662	$—	$662	**
Operating expenses	$14,589	$4,041	$10,548	261%
Loss from operations	$(13,927)	$(4,041)	$(9,886)	245%
Other income (expense)	$(771)	$(588)	$(183)	31%
Provision for income taxes	$(12)	$—	$(12)	**
Net loss	$(14,710)	$(4,629)	$(10,081)	218%
*    Amounts used to calculate dollar and percentage changes are based on numbers in the thousands. Accordingly, calculations in this item, which may be rounded to the nearest hundred thousand, may not produce the same results.
** Comparisons between positive and negative numbers and with a zero are not meaningful.
Revenues

Revenues for the three months ended June 30, 2024 were $1.0 million compared to $0.0 million for the comparable period in the prior year for an increase of approximately $1.0 million. The revenue amount for the three months ended June 30, 2024 represents the results of the revenue-generating Industrial IoT segment, whereas the Company was pre-revenue in 2023. We expect revenues for the third and fourth quarters of 2024 to remain consistent with the second quarter of 2024.
Cost of Revenues
Cost of revenues for the three months ended June 30, 2024 were $0.4 million compared to $0.0 million for the comparable period in the prior year. The cost of revenues amount for the three months ended June 30, 2024 represents the results of the revenue-generating Industrial IoT segment, whereas the Company was pre-revenue in 2023.
Gross Profit
Gross profit for the three months ended June 30, 2024 was $0.7 million compared to $0.0 million for the comparable period in the prior year. The gross profit amount for the three months ended June 30, 2024 represents the results of the revenue-generating Industrial IoT segment, whereas the Company was pre-revenue in 2023.
Operating Expenses
Operating expenses for the three months ended June 30, 2024 were $14.6 million and $4.0 million for the comparable period ended June 30, 2023. This increase of approximately $10.5 million was primarily attributable to (i) the recognition of $6.7 million of nonrecurring transaction bonus expense during the second quarter of 2024 as the bonuses became payable upon the earlier of the closing of qualifying financings or June 30, 2024, (ii) an increase in legal and accounting fees relating to capital raising activities during the second quarter of 2024, (iii) an increase in consulting compensation mainly attributable to consulting arrangements entered into with prior executives of Legacy Inpixon on March 12, 2024, (iv) an increase in public company-related professional fees as the 2023 historical results reflect the operations of a private company, Legacy XTI, and (v) the inclusion of the operating results of the Industrial IoT segment as of the closing of the closing of the XTI Merger. Although we expect to increase research and development activities during the second half of 2024, we expect a decline in operating expenses for the third and fourth quarters of 2024 primarily due to a decline in nonrecurring transaction-related expenditures.

Other Income (Expense)
Other income (expense) for the three months ended June 30, 2024 was a loss of $0.8 million compared to a loss of $0.6 million for the comparable period in the prior year. This fluctuation in other income (expense) of approximately $0.2 million was primarily attributable to the Company recognizing a loss of $0.7 million during the three months ended June 30, 2024 relating to the fair value remeasurement of the warrant liability. The increase in other income (expense) was partially offset by (i) a decline in interest expense due primarily to outstanding Legacy XTI convertible notes being converted into equity immediately prior to the XTI Merger closing and (ii) a decline in loss from the fair value remeasurement of the JV obligation as the obligation was reclassified to equity in May 2023 because the joint venture arrangement between Legacy XTI and Xeriant, Inc. terminated by its terms on May 31, 2023.
Provision for Income Taxes
The provision for income tax for the three months ended June 30, 2024 and 2023 was immaterial.
Six Months Ended June 30, 2024 compared to the Six Months Ended June 30, 2023
The following table sets forth selected consolidated financial data and as a percentage of period-over-period change:

	Six Months Ended June 30,
	2024	2023
(in thousands, except percentages)	Amount	Amount	$ Change	% Change*
Revenues	$1,251	$—	$1,251	**
Cost of revenues	$448	$—	$448	**
Gross profit	$803	$—	$803	**
Operating expenses	$23,607	$5,324	$18,283	343%
Loss from operations	$(22,804)	$(5,324)	$(17,480)	328%
Other income (expense)	$5,508	$(870)	$6,378	(733)%
Provision for income taxes	$(16)	$—	$(16)	**
Net loss	$(17,312)	$(6,194)	$(11,118)	179%
*    Amounts used to calculate dollar and percentage changes are based on numbers in the thousands. Accordingly, calculations in this item, which may be rounded to the nearest hundred thousand, may not produce the same results.
** Comparisons between positive and negative numbers and with a zero are not meaningful.
Revenues

Revenues for the six months ended June 30, 2024 were $1.3 million compared to $0.0 million for the comparable period in the prior year for an increase of approximately $1.3 million. The revenue amount for the six months ended June 30, 2024 represents the results of the revenue-generating Industrial IoT segment following the XTI Merger closing date of March 12, 2024 through the June 30, 2024 reporting date, whereas the Company was pre-revenue in 2023.
Cost of Revenues
Cost of revenues for the six months ended June 30, 2024 were $0.4 million compared to $0.0 million for the comparable period in the prior year. The cost of revenues amount for the six months ended June 30, 2024 represents the results of the revenue-generating Industrial IoT segment following the XTI Merger closing date of March 12, 2024 through the June 30, 2024 reporting date, whereas the Company was pre-revenue in 2023.
Gross Profit
Gross profit for the six months ended June 30, 2024 was $0.8 million compared to $0.0 million for the comparable period in the prior year. The gross profit amount for the six months ended June 30, 2024 represents the results of the revenue-

generating Industrial IoT segment following the XTI Merger closing date of March 12, 2024 through the June 30, 2024 reporting date, whereas the Company was pre-revenue in 2023.
Operating Expenses
Operating expenses for the six months ended June 30, 2024 were $23.6 million and $5.3 million for the comparable period ended June 30, 2023. This increase of approximately $18.3 million was primarily attributable to (i) the recognition of $6.7 million of nonrecurring transaction bonus expense during the second quarter of 2024 as the bonuses became payable upon the earlier of the closing of qualifying financings or June 30, 2024, (ii) an increase in one-time merger-related transaction costs of $5.8 million, (iii) an increase in non-cash stock-based compensation expense of approximately $3.1 million, (iv) an increase in consulting compensation mainly attributable to consulting arrangements entered into with prior executives of Legacy Inpixon on March 12, 2024, (v) an increase in legal and accounting fees relating to capital raising activities during 2024, (vi) an increase in public company-related professional fees as the 2023 historical results reflect the operations of a private company, Legacy XTI, and (vii) the inclusion of the operating results of the Industrial IoT segment as of the XTI Merger closing date through the June 30, 2024 reporting date.
Other Income (Expense)
Other income (expense) for the six months ended June 30, 2024 was a gain of $5.5 million compared to a loss of $0.9 million for the comparable period ended June 30, 2023. This fluctuation of approximately $6.4 million was primarily attributable to the Company recognizing an income gain of approximately $12.9 million relating to the remeasurement of convertible notes at fair value during the six months ended June 30, 2024, partially offset by inducement losses on debt conversions of approximately $6.7 million incurred during the six months ended June 30, 2024.
Provision for Income Taxes
The provision for income tax for the six months ended June 30, 2024 and 2023 was immaterial.

Liquidity and Capital Resources as of June 30, 2024
Our current capital resources and operating results as of and through June 30, 2024, consist of:
1)an overall working capital deficit of approximately $7.9 million;
2)cash and cash equivalents of approximately $5.8 million;
3)net cash used by operating activities for the six months ended June 30, 2024 of $8.2 million.
The breakdown of our overall working capital deficit as of June 30, 2024 is as follows (in thousands):

Working Capital	Assets	Liabilities	Net
Cash and cash equivalents	$5,779	$—	$5,779
Accounts receivable, net / accounts payable	462	7,074	(6,612)
Inventory	2,752	—	2,752
Accrued liabilities	—	10,629	(10,629)
Customer deposits	—	1,350	(1,350)
Operating lease obligation	—	235	(235)
Deferred revenue	—	464	(464)
Notes and other receivables / Short-term debt	3,988	2,504	1,484
Warrant asset/liability	424	—	424
Other	1,769	786	983
Total	$15,174	$23,042	$(7,868)

Contractual Obligations and Commitments
Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered during our course of business. Our contractual obligations consists of operating lease liabilities and merger-related transaction liabilities that are included in our consolidated balance sheet and vendor commitments associated with agreements that are legally binding. As of June 30, 2024, the total obligation for capitalized operating leases was approximately $0.6 million, of which approximately $0.2 million is expected to be paid in the next twelve months.
As of June 30, 2024, we owed approximately $2.5 million relating to outstanding short-term promissory notes. This balance excludes intercompany amounts that are eliminated in the financial statements. These notes are payable within the next twelve months and the interest rate charged under the notes range from 4.0% to 18.6%.
Customer Deposits

As of June 30, 2024, we received conditional pre-orders under a combination of non-binding aircraft purchase agreements, reservation deposit agreements, options and letters of intent for aircraft which generated approximately $1.4 million of cash from customer deposits. These funds from customer reservation deposits will not be recorded as revenue until the orders for aircraft are delivered, which may not be for many years or at all if we do not deliver the aircraft. The deposits prioritize orders when the aircraft becomes available for delivery. Customers making deposits are not obligated to purchase aircraft until they execute a definitive purchase agreement. Customers may request a return of their refundable deposit any time up until the execution of a purchase agreement. Customers’ request for a return of their refundable deposits could adversely affect our liquidity resources and we may be financially unable to return such deposits.

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

Pursuant to its engagement letter with Legacy XTI, dated as of June 7, 2022, as amended (the “Chardan Engagement Letter”) and the XTI Merger Agreement, Chardan Capital Markets LLC (“Chardan”) received registered shares of XTI Aerospace common stock. During June 2024, the Company received a letter from Chardan’s counsel seeking additional compensation under the Chardan Engagement Letter, including a cash payment of $0.2 million, and threatening to file an arbitration with the Financial Industry Regulatory Authority. The Company has responded to the letter, disputing that it owes any compensation to Chardan.

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

As of June 30, 2024, we have accrued 100%, or $6.7 million, of the transaction bonuses as the bonuses became payable during the second quarter of 2024. During the third quarter of 2024 and as of the date of this report, the Company paid $0.9 million of the transaction bonuses.

Consulting Agreements

In conjunction with the Plan Amendment described above, the Compensation Committee approved and the Company entered into consulting agreements on March 12, 2024, with each of Nadir Ali, the Company’s former Chief Executive Officer, and Wendy Loundermon, the Company’s former Chief Financial Officer. See Note 23 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

Legacy XTI Deferred Compensation and Retention Bonus Plan

In an effort to conserve cash, Legacy XTI implemented a cost savings plan, effective on July 1, 2022. As part of the cost savings plan, Legacy XTI installed a compensation reduction directive and retention bonus program impacting all employees and several current consultants. Accrued deferred compensation amounts under the cost savings plan will be repaid to participating individuals when executive management, at its sole discretion, determines that sufficient funding has been received by the Company, provided, in the case of employees, that such employees remain employed with the Company on such date.

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

Upon receiving additional financing during the first quarter of 2023, Legacy XTI restored the salaries of all employees to the original salary amount, effective with the semi-monthly payroll ended March 31, 2023.

As of June 30, 2024, liability amounts of approximately $0.5 million and $0.1 million are included in Accrued Expenses and Other Current Liabilities and Related Party Payables, respectively, on the accompanying condensed consolidated balance sheets relating to deferred compensation and retention bonuses under this plan.
Risks and Uncertainties
As of June 30, 2024, the Company has a working capital deficit of approximately $7.9 million, and cash and cash equivalents of approximately $5.8 million. For the six months ended June 30, 2024, the Company had a net loss of approximately $17.3 million. During the six months ended June 30, 2024, the Company used approximately $8.2 million of cash for operating activities.
There can be no assurances that the Company will ever earn revenues sufficient to support its operations, or that it will ever be profitable. In order to continue its operations, the Company has supplemented the revenues it earned with proceeds from the sale of our equity and debt securities and proceeds from loans and bank credit lines.
The Company's recurring losses and utilization of cash in its operations are indicators of going concern. The Company’s condensed consolidated financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 have been prepared under the assumption that the Company will continue as a going concern for the next twelve months from the date the financial statements are issued. Management’s plans and assessment of the probability that such plans will mitigate and alleviate any substantial doubt about the Company’s ability to continue as a going concern is dependent upon the Company's ability to obtain additional equity or debt financing, and attain further operating efficiency, which is uncertain, which together represent the principal conditions that raise substantial doubt about our ability to continue as a going concern. The Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2024 and 2023 do not include any adjustments that might result from the outcome of this uncertainty.
Liquidity and Capital Resources
The Company’s net cash flows used in operating, investing and financing activities for the six months ended June 30, 2024 and 2023 and certain balances as of the end of those periods are as follows (in thousands):

	For the Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(8,190)	$(1,573)
Net cash provided by investing activities	2,911	—
Net cash provided by financing activities	11,059	1,495
Effect of foreign exchange rate changes on cash	$(6)	$—
Net increase in cash and cash equivalents	$5,774	$(78)

	As of June 30, 2024	As of December 31, 2023
Cash and cash equivalents	$5,779	$5
Working capital deficit	$(7,868)	$(13,028)

Operating Activities for the six months ended June 30, 2024
Net cash used in operating activities during the six months ended June 30, 2024 was approximately $8.2 million. The cash flows related to the six months ended June 30, 2024 consisted of the following (in thousands):

Net loss	$(17,312)
Non-cash income and expenses	398
Net change in operating assets and liabilities	8,724
Net cash used in operating activities	$(8,190)
The non-cash income and expense of approximately $0.4 million consisted primarily of the following (in thousands):

$47	Depreciation and amortization expenses
235	Amortization of intangible assets
92	Amortization of right-of-use asset
5,733	Stock based compensation
17	Amortization of deferred loan costs
156	Amortization of debt discount
1	Provision for credit losses
(12,882)	Change in fair value of convertible notes payable
6,732	Inducement loss on debt conversions
281	Change in fair value of warrant liability
24	Change in fair value of warrant asset
(131)	Unrealized loss on foreign currency transactions
93	Other
$398	Total non-cash expenses
The net cash used in the change in operating assets and liabilities aggregated approximately $8.7 million and consisted primarily of the following (in thousands):

$309	Decrease in accounts receivable and other receivables
302	Decrease in inventory, prepaid expenses and other current assets and other assets
1,981	Increase in accounts payable
6,494	Increase in accrued liabilities, income tax liabilities and other liabilities
86	Increase in accrued interest
(354)	Decrease in deferred revenue
(94)	Decrease in operating lease obligation
$8,724	Net cash used in the changes in operating assets and liabilities

Operating Activities for the six months ended June 30, 2023
Net cash used in operating activities during the six months ended June 30, 2023 was approximately $1.6 million. The cash flows related to the six months ended June 30, 2023 consisted of the following (in thousands):

Net loss	$(6,194)
Non-cash income and expenses	3,238
Net change in operating assets and liabilities	1,383
Net cash used in operating activities	$(1,573)
The non-cash income and expense of approximately $3.2 million consisted primarily of the following (in thousands):

5	Depreciation and amortization expenses
13	Amortization of intangible assets
44	Amortization of deferred loan costs
251	Amortization of debt discount
2,602	Stock based compensation
197	Change in fair value of JV obligation
126	Change in fair value of warrant liability
$3,238	Total non-cash expenses
The net use of cash in the change in operating assets and liabilities aggregated approximately $1.4 million and consisted primarily of the following (in thousands):

$114	Decrease in other receivables
29	Decrease in prepaid expenses and other current assets
727	Increase in accounts payable
59	Increase in related party payables
206	Increase in accrued expenses and other current liabilities
248	Increase in accrued interest
$1,383	Net use of cash used in the changes in operating assets and liabilities
Cash Flows from Investing Activities as of June 30, 2024 and 2023
Net cash flows provided by investing activities during the six months ended June 30, 2024 was approximately $2.9 million compared to $0.0 million for the six months ended June 30, 2023. Cash flows related to investing activities during the six months ended June 30, 2024 consist primarily of the cash assumed from Legacy Inpixon in connection with the XTI Merger.
Cash Flows from Financing Activities as of June 30, 2024 and 2023
Net cash flows provided by financing activities during the six months ended June 30, 2024 was $11.1 million. During the six months ended June 30, 2024, the Company received incoming cash flows of $8.5 million from the ATM Offering, $2.0 million from promissory notes issued to Streeterville Capital, LLC, and $1.0 million in proceeds from an existing promissory note arrangement with Legacy Inpixon. During the six months ended June 30, 2024, the Company repaid $0.5 million towards outstanding promissory notes.
Net cash flows provided by financing activities during the six months ended June 30, 2023 was $1.5 million. During the six months ended June 30, 2023, the Company received proceeds of $0.8 million from the issuance of convertible notes, received $0.2 million in proceeds from the sale of common stock, and received $0.6 million in proceeds from promissory notes with David Brody and Legacy Inpixon.

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

We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024. As discussed elsewhere in this report, on March 12, 2024, we completed the XTI Merger. Legacy Inpixon was the legal acquirer in the XTI Merger, but Legacy XTI was the accounting acquirer in the XTI Merger under GAAP. In accordance with GAAP, the historical financial statements of Legacy XTI are considered the financial statements of the combined company. Prior to the XTI Merger, because Legacy XTI was not subject to Section 404 of the Sarbanes-Oxley Act, Legacy XTI did not have the necessary processes, systems, procedures, and related internal controls necessary to satisfy the financial reporting requirements of a public company. During the second quarter 2024, we commenced the process of integrating Legacy XTI into our system of disclosure controls and procedures and internal control over financial reporting. Furthermore, we are in the process of engaging a third-party consulting firm to assist in the evaluation and remediation of our internal controls over financial reporting on the combined entity.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As noted above, as part of the assessment and remediation, we anticipate making changes to the internal control environment in the third quarter of 2024 resulting from the integration efforts into the combined entity and related assessment of the internal controls.
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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the applicable listing standards of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Based upon an evaluation of our Chief Executive Officer and Chief Financial Officer as of June 30, 2024, our disclosure controls and procedures are ineffective. As discussed elsewhere in this report, on March 12, 2024, we completed the XTI Merger. Legacy Inpixon was the legal acquirer in the XTI Merger, but Legacy XTI was the accounting acquirer in the XTI Merger under GAAP. In accordance with GAAP, the historical financial statements of Legacy XTI are considered the financial statements of the combined company. Prior to the XTI Merger, because Legacy XTI was not subject to Section 404 of the Sarbanes-Oxley Act, Legacy XTI did not have the necessary processes, systems, procedures, and related internal controls necessary to satisfy the financial reporting requirements of a public company. We are in the process of integrating Legacy XTI into our system of disclosure controls and procedures and internal control over financial reporting. We cannot provide assurance as to how long the integration process may take.

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

In several instances in the past, including as recently as on July 9, 2024, we received written notification from Nasdaq informing us that because the closing bid price of our common stock was below $1.00 for 30 consecutive trading days, our shares no longer complied with the minimum closing bid price requirement for continued listing on Nasdaq under the Nasdaq Listing Rules. Each time, we were given a period of 180 days from the date of the notification to regain compliance with Nasdaq’s listing requirements by having the closing bid price of our common stock listed on Nasdaq be at least $1.00 for at least 10 consecutive trading days.

In connection with the July 9, 2024 notice, in accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided a period of 180 calendar days, or until January 6, 2025, in which to regain compliance. In order to regain compliance with the minimum bid price requirement, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days during this 180-day period. In the event that we do not regain compliance within this 180-day period, we may be eligible to seek an additional compliance period of 180 calendar days if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and provide written notice to Nasdaq of our intent to cure the deficiency during this second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq will provide notice to us that our common stock will be subject to delisting. The letter does not result in the immediate delisting of our common stock from the Nasdaq Capital Market.

We intend to monitor the closing bid price of our common stock and consider our available options in the event that the closing bid price of our common stock remains below $1.00 per share. While we have regained compliance within the applicable time periods in the past, we cannot be certain that we will be able to regain compliance in connection with the July 9, 2024 notice, or that we will be able to comply with the other continued listing requirements.

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

Additionally, we are and we may be made a party to future claims relating to the XTI Merger. For example, on December 6, 2023, Xeriant, Inc. (“Xeriant”) filed a complaint against Legacy XTI, along with two unnamed companies and five unnamed persons, in the United States District Court for the Southern District of New York. On January 31, 2024, Xeriant filed an amended complaint, which added us as a defendant. On February 2, 2024, the Court ordered Xeriant to show cause as to why the amended complaint should not be dismissed without prejudice for lack of subject matter jurisdiction. On February 29, 2024, Xeriant filed a second amended complaint, which removed us and one of the unnamed companies as defendants. The second amended complaint alleges that Legacy XTI, through multiple breaches and fraudulent actions, has caused substantial harm to Xeriant and has prevented it from obtaining compensation owed to it under various agreements entered into between Xeriant and Legacy XTI, including but not limited to a joint venture agreement, a cross-patent license agreement, an operating agreement, and a letter dated May 17, 2022 (the “May 17 letter”). In particular, Xeriant contends that Legacy XTI gained substantial advantages from the intellectual property, expertise, and capital deployed by Xeriant in the design and development of Legacy XTI’s TriFan 600 aircraft yet has excluded Xeriant from the transaction involving the TriFan 600 technology in its merger with us, which has resulted in a breach of the May 17 letter, in addition to the other aforementioned agreements. Xeriant, in the second amended complaint, asserts the following causes of action: (1) breach of contract; (2) intentional fraud; (3) fraudulent concealment; (4) quantum meruit; (5) unjust enrichment; (6) unfair competition/deceptive business practices; and (7) misappropriation of confidential information, and seeks damages in excess of $500 million, injunctive relief enjoining us from engaging in any further misconduct, the imposition of a royalty obligation, and such other relief as deemed appropriate by the court. On March 13, 2024, Legacy XTI moved for partial dismissal of the second amended complaint, Counts 2 through 7 in particular. Legacy XTI argued that Counts 2 through 7 are (1) impermissible attempts to repackage claims arising from contractual dispute as quasi-contractual or tort claims; and (2) expressly refuted by the clear and unequivocal terms of the aforementioned agreements. The case is in its early stages, no discovery with respect to the Company has occurred, and we are unable to estimate the likelihood or magnitude of a potential adverse judgment. The Court has neither scheduled Legacy XTI’s motion for hearing nor otherwise ruled upon it. Legacy XTI nevertheless denies the allegations of wrongdoing contained in the second amended complaint and is vigorously defending against the lawsuit.

In connection with the litigation matter described in the immediately preceding paragraph, on June 12, 2024, we received a letter from counsel for Auctus Fund, LLC (“Auctus”), dated April 3, 2024, claiming that, pursuant to the above-referenced May 17 letter by and between Xeriant and Legacy XTI, as a result of the XTI Merger and Legacy XTI’s entry into a promissory note agreement with Legacy Inpixon in March 2023, XTI Aerospace and Legacy XTI may have assumed Xeriant’s obligations under that certain Senior Secured Promissory Note in the principal amount of $6,050,000 issued by Xeriant to Auctus, including the obligation to repay Auctus all principal and accrued and unpaid interest thereunder, which Auctus claims was $8,435,008.81 as of April 3, 2024. In July 2024, Legacy XTI responded to such letter and indicated that it believes that the May 17 letter is invalid and unenforceable on several bases. It further explained that even if it were valid and enforceable, Legacy XTI does not believe such letter resulted in, or otherwise triggered, the assumption of obligations of Xeriant under the Senior Secured Promissory Note or any other obligation on the part of Legacy XTI. There have been no further developments on this matter. We are unable to make a reasonable estimate of a potential loss, if any, on this matter. To the extent suits or actions are commenced with respect to this matter, we intend to vigorously defend against any and all claims.

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

The obligations to the Lender (as defined below) under the Notes (as defined below) and related agreements are secured by a security interest in all of our Legacy XTI common stock and all of the assets of Legacy XTI, our wholly-owned subsidiary, so if we default on those obligations, the Lender could proceed against any or all such assets.

Our obligations under the secured promissory notes (the “Notes”) issued to Streeterville Capital, LLC (the “Lender”) pursuant to a note purchase agreement, dated as of May 1, 2024, by and between us and the Lender (the “Purchase Agreement”), and related agreements are secured by all of the Legacy XTI common stock owned by XTI Aerospace and all of the assets of Legacy XTI, our wholly-owned subsidiary, pursuant to a pledge agreement executed by us and a security agreement executed by Legacy XTI, respectively, in connection with the issuance of the Notes. As such, the Lender may enforce its security interests over our Legacy XTI common stock and the assets of Legacy XTI that secure the repayment of such obligations, take control of such assets and operations, force us to seek bankruptcy protection or force us to curtail or abandon our current business plans and operations. If that were to happen, any investment in our securities could become worthless.

We are subject to certain contractual limitations that could materially adversely affect our ability to consummate future financings.

Pursuant to the Purchase Agreement, in connection with the issuance of the Notes to the Lender, we agreed to be subject to certain restrictions on our ability to issue securities until all of our obligations under the Notes, Purchase Agreement and all other related agreements are paid and performed in full. Specifically, we agreed, among other things, to not issue securities in any Variable Rate Transaction (as defined in the Purchase Agreement) or issue or guarantee any debt or debt instrument, subject to certain exceptions; provided that the issuance by us of shares of common stock in an at-the-market offering will not be deemed a Variable Rate Transaction. Such restrictions could materially adversely affect our ability to consummate future financings. Under the terms of the Purchase Agreement, if we breach or allegedly breach such restrictions, we will be obligated to indemnify the Lender and all its officers, directors, employees, attorneys, and agents for loss or damage arising as a result of or related to such breach or alleged breach, which could have a material adverse effect on our business, results of operations, and financial condition.

If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, which could have a material adverse effect on our business, results of operations, and financial condition.

If we fail to comply with the restrictions and covenants in the Purchase Agreement or the Notes, there could be an event of default under the Notes, which could result in an acceleration of payments due under the Notes, the application of default interest and other consequences.

Failure to meet the restrictions, obligations and limitations under the Purchase Agreement and the Notes may result in an event of default in accordance with the terms of the Notes. Such events include, among others, our failure to pay any amount when due and payable thereunder, us becoming insolvent or declaring bankruptcy, failure to observe or perform in any material respect any covenant, obligation, condition or agreement set forth in the Notes, Purchase Agreement or in any other transaction document if such default or breach remains uncured for a period of at least five business days, and our breach in any material respect or the occurrence of any event of default under any term or provision of any existing and future agreements and instruments between us and the Lender, which events could result in the acceleration of obligations under the Notes. Additionally, at any time following an event of default, upon written notice to us, interest will accrue on the outstanding balance of the Notes beginning on the date the applicable event of default occurred at an interest rate equal to the lesser of 22% per annum or the maximum rate permitted under applicable law. Moreover, upon the occurrence of a sale of all or substantially all of the our assets, or a merger, consolidation, or other capital reorganization of the Company with or into another company in which the holders of equity of the Company outstanding immediately prior to such transaction continue to hold, after such transaction, 50% or less of the total voting power represented by the voting securities of the Company, or such surviving entity (a “change in control”), and without further notice to us, all unpaid principal, plus all accrued interest, original issue discount, and other amounts due under the Notes, will become immediately due and payable. Such consequences upon an event of default or a change in control could materially impair our financial condition and liquidity. In addition, if the Lender accelerates the Notes, we cannot assure you that we will have sufficient assets to satisfy our obligations under the Notes.

The redemption feature of the Notes may require us to make redemption payments at the request of the Lender, which redemptions may have a material adverse effect on our cash flows, results of operations and ability to pay our debts as they come due, and we may not have the required funds to pay such redemptions, which could result in an event of default under the Notes.

From time to time, beginning six months after issuance, the Lender may require us to redeem up to an aggregate of one-sixth (1/6) of the initial principal balance of each Note plus any accrued interest thereunder each month (each monthly exercise, a “Monthly Redemption Amount”) by providing us written notice (each, a “Monthly Redemption Notice”); provided, however, that if the Lender does not exercise any Monthly Redemption Amount in its corresponding month then such Monthly Redemption Amount will be available for the Lender to redeem in any future month in addition to such future month’s Monthly Redemption Amount. Upon receipt of any Monthly Redemption Notice, we will be required to pay the applicable Monthly Redemption Amount in cash to the Holder within five business days of our receipt of such Monthly Redemption Notice . Such redemptions may have a material adverse effect on our cash flows, results of operations and ability to pay our other debts as they come due. In addition, we may not have the required funds to pay such redemptions and our failure to pay the redemptions, when due, may result in an event of default under the Notes.

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

For example, sales of shares of our common stock, if any, pursuant to our ATM Offering are subject to the limitations set forth in a written consent (the “Series 9 ATM Consent”) that we obtained on June 14, 2024 from at least a majority of the outstanding shares of our Series 9 Preferred Stock (the “Required Holders”). The Series 9 ATM Consent provides that we may not, without the Required Holders’ prior written consent, register shares for sale under the ATM Offering in excess of the $47.4 million (the “ATM Maximum Amount”) in shares of common stock registered pursuant to our registration statement on Form S-3 (File No. 333-279901) filed with the SEC on May 31, 2024 and declared effective on June 18, 2024 (the “Registration Statement”), a prospectus relating to the ATM Offering included in the Registration Statement and an accompanying base prospectus included in the Registration Statement. The Series 9 ATM Consent further provides that we may not issue or sell more than $6 million of additional shares of common stock pursuant to the ATM Offering (“Initial Tranche”) without the Required Holders’ prior written consent, which consent we are required to obtain for each additional $5 million in sales of common stock under the ATM Offering after the Initial Tranche up to the ATM Maximum Amount.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

a)    Sales of Unregistered Securities

There were no sales of unregistered securities by the Company during the quarter ended June 30, 2024 that were not previously reported in current reports on Form 8-K filed with the SEC.

c)    Issuer Purchases of Equity Securities

None.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosure

Not applicable.

Item 5.    Other Information
a)    The information set forth below is included herein for the purpose of voluntarily providing disclosure under "Item 3.02 - Unregistered Sales of Equity Securities.” of Form 8-K.

On August 6, 2024, the Company entered into an exchange agreement with a holder of shares of the Company’s Series 9 Preferred Stock pursuant to which the Company and the holder agreed to exchange 225 shares of Series 9 Preferred Stock with an aggregate stated value of $236,250 (the “Preferred Shares”) for 1,133,093 shares of common stock (the “Exchange Shares”) at an effective price per share of $0.2085. The Company issued the Exchange Shares to the holder on August 7, 2024, at which time the Preferred Shares were cancelled. The Exchange Shares were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act, on the basis that (a) the Exchange Shares were issued in exchange for other outstanding securities of the Company, (b) there was no additional consideration delivered by the holder in connection with the exchange and (c) there were no commissions or other remuneration paid by the Company in connection with the exchange.

As of August 14, 2024, the Company had 35,380,840 shares of common stock outstanding. Because the Exchange Shares constitute less than 5% of the Company’s outstanding common stock, the disclosure under this Item 3.02 is being disclosed voluntarily.

c)    Insider trading arrangements

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b-5 trading arrangement or a non-Rule 10b-5 trading arrangement during the fiscal quarter ended June 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

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

INPIXON

Date: August 14, 2024	By:	/s/ Scott Pomeroy
Scott Pomeroy Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Brooke Turk
Brooke Turk Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1†	Agreement and Plan of Merger, dated July 24, 2023, among Inpixon, Superfly Merger Sub Inc. and XTI Aircraft Company	8-K	001-36404	2.1	July 25, 2023

2.2	First Amendment to Merger Agreement, dated December 30, 2023, by and between Inpixon, Superfly Merger Sub Inc. and XTI Aircraft Company.	10-K	001-36404	2.26	April 16, 2024

2.3†	Second Amendment to Merger Agreement, dated March 12, 2024, by and between Inpixon, Superfly Merger Sub Inc. and XTI Aircraft Company.	8-K	001-36404	10.1	March 15, 2024

2.4†	Separation Agreement, dated as of October 23, 2023, by and between Inpixon and Grafiti Holding Inc.	8-K	001-36404	2.1	October 23, 2023

2.5†	Business Combination Agreement, dated as of October 23, 2023, by and among Inpixon, Grafiti Holding Inc., 1444842 B.C. Ltd. and Damon Motors Inc.	8-K	001-36404	2.2	October 23, 2023

2.6	Amendment to Business Combination Agreement, dated as of June 18, 2024, by and among XTI Aerospace, Inc., Grafiti Holding Inc., 1444842 B.C. Ltd. and Damon Motors Inc.	8-K	001-36404	2.1	June 24, 2024

2.7†	Equity Purchase Agreement, dated as of February 16, 2024, by and among Inpixon, Grafiti LLC and Grafiti Group LLC.	8-K	001-36404	2.1	February 23, 2024

3.1	Restated Articles of Incorporation.	S-1	333-190574	3.1	August 12, 2013

3.2	Certificate of Amendment to Articles of Incorporation (Increase Authorized Shares).	S-1	333-218173	3.2	May 22, 2017

3.3	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	April 10, 2014

3.4	Articles of Merger (renamed Sysorex Global).	8-K	001-36404	3.1	December 18, 2015

3.5	Articles of Merger (renamed Inpixon).	8-K	001-36404	3.1	March 1, 2017

3.6	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.2	March 1, 2017

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.7	Certificate of Amendment to Articles of Incorporation (authorized share increase).	8-K	001-36404	3.1	February 5, 2018

3.8	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	February 6, 2018

3.9	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	November 1, 2018

3.10	Certificate of Amendment to Articles of Incorporation, effective as of January 7, 2020 (Reverse Split).	8-K	001-36404	3.1	January 7, 2020

3.11	Certificate of Amendment to the Articles of Incorporation increasing the number of authorized shares of Common Stock from 250,000,000 to 2,000,000,000 filed with the Secretary of State of the State of Nevada on November 18, 2021	8-K	001-36404	3.1	November 19, 2021

3.12	Certificate of Change filed with the Secretary of State of the State of Nevada on October 4, 2022 (effective as of October 7, 2022).	8-K	001-36404	3.1	October 6, 2022

3.13	Certificate of Amendment to the Articles of Incorporation increasing the number of authorized shares of Common Stock from 26,666,667 to 500,000,000 filed with the Secretary of State of the State of Nevada on November 29, 2022	8-K	001-36404	3.1	December 2, 2022

3.14	Bylaws, as amended.	S-1	333-190574	3.2	August 12, 2013

3.15	Bylaws Amendment.	8-K	001-36404	3.2	September 13, 2021

3.16	Form of Certificate of Designation of Preferences, Rights and Limitations of Series 4 Convertible Preferred Stock.	8-K	001-36404	3.1	April 24, 2018

3.17	Certificate of Designation of Series 5 Convertible Preferred Stock, dated as of January 14, 2019.	8-K	001-36404	3.1	January 15, 2019

3.18	By-Laws Amendment No. 3	8-K	001-36404	3.1	September 19, 2023

3.19	By-Laws Amendment No. 4	8-K	001-36404	3.2	September 19, 2023

3.20	Bylaws Amendment.	8-K	001-36404	3.4	March 15, 2024

3.21	Certificate of Designations of Preferences and Rights of Series 9 Preferred Stock.	8-K	001-36404	3.1	March 15, 2024

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.22	Certificate of Amendment (Reverse Stock Split).	8-K	001-36404	3.2	March 15, 2024

3.23	Certificate of Amendment (Name Change).	8-K	001-36404	3.3	March 15, 2024

3.24	Certificate of Amendment to Designations of Preferences and Rights of Series 9 Preferred Stock	8-K	001-36404	3.1	May 1, 2024

4.1	Promissory Note, dated as of May 1, 2024.	8-K	001-36404	4.1	May 1, 2024

4.2	Promissory Note, dated as of May 24, 2024.	8-K	001-36404	4.1	May 29, 2024

10.1†	Note Purchase Agreement, dated as of May 1, 2024, by and between XTI Aerospace, Inc. and Streeterville Capital, LLC.	8-K	001-36404	10.1	May 1, 2024

10.2	Guaranty, dated as of May 1, 2024, of XTI Aircraft Company.	8-K	001-36404	10.2	May 1, 2024

10.3	Pledge Agreement, dated as of May 1, 2024, by and between XTI Aerospace, Inc. and Streeterville Capital, LLC.	8-K	001-36404	10.3	May 1, 2024

10.4†	Security Agreement, dated as of May 1, 2024, by and between XTI Aircraft Company and Streeterville Capital, LLC.	8-K	001-36404	10.4	May 1, 2024

10.5	Form of Exchange Agreement.	8-K	001-36404	10.5	May 1, 2024

10.6*	Employment Agreement, dated May 6, 2024, by and between XTI Aerospace, Inc. and Scott Pomeroy	8-K	001-36404	10.1	May 10, 2024

10.7*	Employment Agreement, dated May 8, 2024, by and between XTI Aerospace, Inc. and Brooke Turk	8-K	001-36404	10.2	May 10, 2024

10.8*	Tensie Axton Offer Letter	8-K	001-36404	10.1	May 15, 2024

10.9	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on March 15, 2024)	8-K	001-36404	10.2	May 15, 2024

10.10*	Non-Employee Director Compensation Policy	8-K	001-36404	10.3	May 15, 2024

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.11	Amendment No. 3 to Equity Distribution Agreement, dated as of May 28, 2024, by and between XTI Aerospace, Inc. and Maxim Group LLC	8-K	001-36404	10.1	May 29, 2024

10.12	Amendment No. 4 to Equity Distribution Agreement, dated as of May 31, 2024, by and between XTI Aerospace, Inc. and Maxim Group LLC	8-K	001-36404	10.1	May 31, 2024

10.13	Exchange Agreement, dated May 30, 2024, by and between XTI Aerospace, Inc. and the Warrant Holder	8-K	001-36404	10.2	May 31, 2024

10.14	Amendment No. 5 to Equity Distribution Agreement, dated as of June 10, 2024, by and between XTI Aerospace, Inc. and Maxim Group LLC	8-K	001-36404	10.1	June 10, 2024

10.15	Amendment No. 6 to Equity Distribution Agreement, dated as of June 14, 2024, by and between XTI Aerospace, Inc. and Maxim Group LLC	8-K	001-36404	10.1	June 14, 2024

10.16	Form of Exchange Agreement	8-K	001-36404	10.2	June 14, 2024

10.17	Form of Restricted Stock Award Agreement (incorporated by reference to Schedule 1 to Exhibit A to the Consulting Agreement, dated March 12, 2024, by and between the Company and Nadir Ali, which was filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on March 15, 2024)	8-K	001-36404	10.3	June 14, 2024

10.18	2018 Employee Stock Incentive Plan Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2021)	8-K	001-36404	10.4	June 14, 2024

10.19	Letter Agreement, signed June 18, 2024, by and between Damon Motors Inc. and XTI Aerospace, Inc.	8-K	001-36404	10.1	June 24, 2024

10.20†	Capital Collation and Distribution Agreement, dated as of dated June 28, 2024, by and among XTI Aerospace, Inc., FC Imperial Limited, PIC IHC LLP and a Global Administrative Service Provider.	8-K	001-36404	10.1	July 1, 2024

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.
						X

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.
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