Form 10-Q
period 2024-09-30
XTI Aerospace, Inc.
filed 2024-11-14
CIK 1529113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2024
Common Stock, Par Value $0.001	151,589,927

XTI AEROSPACE, INC.

		Page No.
Special Note Regarding Forward-Looking Statements and Other Information Contained in this Report		ii

PART I - FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2024 (Unaudited) and December 31, 2023	1

	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023	3

	Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2024 and 2023	4

	Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the three and nine months ended September 30, 2024 and 2023	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023	7

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	44

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	59

Item 4.	Controls and Procedures	59

PART II - OTHER INFORMATION		61

Item 1.	Legal Proceedings	61

Item 1A.	Risk Factors	61

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	66

Item 3.	Defaults Upon Senior Securities	66

Item 4.	Mine Safety Disclosures	66

Item 5.	Other Information	66

Item 6.	Exhibits	67

Signatures		68

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

PART I — FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

XTI AEROSPACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and par value data)

	As of September 30, 2024	As of December 31, 2023
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$511	$5
Accounts receivable, net of allowance for credit losses of $33 and $0 as of September 30, 2024 and December 31, 2023, respectively	610	—
Other receivables	552	101
Inventory	2,730	—
Note receivable available for sale, at fair value	3,601	—
Warrant asset	424	—
Prepaid expenses and other current assets	1,704	125

Total Current Assets	10,132	231

Property and equipment, net	235	12
Operating lease right-of-use asset, net	522	—
Intangible assets, net	4,778	266
Goodwill	12,738	—
Other assets	878	—

Total Assets	$29,283	$509
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

XTI AEROSPACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except number of shares and par value data)

	As of September 30, 2024	As of December 31, 2023
	(Unaudited)
Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable	$7,625	$2,495
Related party payables	100	540
Accrued expenses and other current liabilities	8,659	1,127
Accrued interest	940	560
Customer deposits	1,350	1,350
Warrant liability	—	497
Operating lease obligation, current	217	—
Deferred revenue	526	—
Short-term debt	2,620	6,690

Total Current Liabilities	22,037	13,259

Long Term Liabilities
Long-term debt	65	18,546
Operating lease obligation, noncurrent	316	—
Other liabilities, noncurrent	—	333

Total Liabilities	22,418	32,138

Commitments and Contingencies (Note 18)

Stockholders’ Equity (Deficit)
Preferred Stock -$0.001 par value; 5,000,000 shares authorized
Series 4 Convertible Preferred Stock - 10,415 shares authorized; 1 issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Series 5 Convertible Preferred Stock - 12,000 shares authorized; 126 issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Series 9 Preferred Stock - 20,000 shares authorized; 11,302 and 6,677 shares issued and outstanding as of September 30, 2024, and 0 shares issued and outstanding as of December 31, 2023 (Liquidation preference of $7,506,833)	6,677	—
Common Stock - $0.001 par value; 500,000,000 shares authorized; 38,008,995 and 3,197,771 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	38	3
Additional paid-in capital	79,332	26,327
Accumulated other comprehensive loss	524	—
Accumulated deficit	(79,706)	(57,959)

Total Stockholders’ Equity (Deficit)	6,865	(31,629)

Total Liabilities and Stockholders’ Equity (Deficit)	$29,283	$509
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

XTI AEROSPACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(Unaudited)
Revenues	$918	$—	$2,169	$—

Cost of Revenues	398	—	846	—

Gross Profit	520	—	1,323	—

Operating Expenses
Research and development	1,228	472	2,840	1,299
Sales and marketing	1,019	198	2,160	486
General and administrative	2,293	988	16,422	4,469
Merger-related transaction costs	—	713	6,490	1,428
Amortization of intangible assets	196	7	431	20

Total Operating Expenses	4,736	2,378	28,343	7,702

Loss from Operations	(4,216)	(2,378)	(27,020)	(7,702)

Other Income (Expense)
Interest expense, net	(222)	(303)	(553)	(806)
Amortization of deferred loan costs	—	(22)	(17)	(66)
Inducement loss on debt conversions	—	—	(6,732)	—
Change in fair value of convertible notes	—	—	12,882	—
Change in fair value of JV obligation	—	—	—	(197)
Change in fair value of warrant liability	—	—	(281)	(126)
Other income/(expense), net	3	—	(10)	—
Total Other Income (Expense)	(219)	(325)	5,289	(1,195)

Net Loss, before tax	(4,435)	(2,703)	(21,731)	(8,897)
Income tax provision	—	—	(16)	—
Net Loss	(4,435)	(2,703)	(21,747)	(8,897)

Less: Preferred stock return and dividend	(185)	—	(496)	—
Less: Deemed dividend	(54)	—	(514)	—
Net Loss Attributable to Common Stockholders, basic and diluted	$(4,674)	$(2,703)	$(22,757)	$(8,897)

Net Loss Per Share - Basic and Diluted	$(0.13)	$(0.66)	$(1.23)	$(2.26)

Weighted Average Shares Outstanding, Basic and Diluted	34,986,105	4,116,700	18,439,744	3,931,075

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

XTI AEROSPACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(Unaudited)
Net Loss	$(4,435)	$(2,703)	$(21,747)	$(8,897)
Change in fair value of convertible note receivable	—	—	59	—
Unrealized foreign exchange loss from cumulative translation adjustments	663	—	465	—
Comprehensive Loss	$(3,772)	$(2,703)	$(21,223)	$(8,897)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

XTI AEROSPACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the three and nine months ended September 30, 2024
(Unaudited)
(In thousands, except share data)

	Series 9 Preferred Stock at Redemption Value		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance - January 1, 2024	—	$—	3,197,771	$3	$26,327	$—	$(57,959)	$(31,629)
Common shares issued for conversion of debt	—	—	2,887,788	3	9,611	—	—	9,614
Inducement loss on debt conversions	—	—	—	—	6,732	—	—	6,732
Common shares issued to Xeriant, Inc.	—	—	298,395	—	—	—	—	—
Common shares issued for cashless exercise of warrants and options	—	—	482,015	1	(1)	—	—	—
Common and preferred shares issued via merger	11,302	11,302	2,075,743	2	14,301	—	—	25,605
Capital contribution - forgiveness of related party payable	—	—	—	—	380	—	—	380
Stock-based compensation	—	—	977,699	1	5,791	—	—	5,792
Cumulative translation adjustment	—	—	—	—	—	(166)	—	(166)
Series 9 preferred stock dividend accrued	—	—	—	—	(61)	—	—	(61)
Net loss	—	—	—	—	—	—	(2,602)	(2,602)
Balance - March 31, 2024	11,302	11,302	9,919,411	10	63,080	(166)	(60,561)	13,665
Common shares issued in exchange of Series 9 preferred stock	(3,550)	(3,550)	2,999,187	3	3,724	—	—	177
Deemed dividend related to Series 9 preferred stock exchange	—	—	—	—	(177)	—	—	(177)
Common shares issued in exchange of warrants	—	—	1,492,415	2	1,979	—	—	1,981
Deemed dividend related to December 2023 warrant exchange	—	—	—	—	(283)	—	—	(283)
Common shares issued for exercise of warrants	—	—	20,528	—	2	—	—	2
Common shares issued for net cash proceeds of ATM offering	—	—	9,300,203	9	8,666	—	—	8,675
Common shares issued as settlement of accrued compensation	—	—	2,680,459	3	1,189	—	—	1,192
Common shares issued as prepayment for services	—	—	429,483	—	335	—	—	335
Stock-based compensation	—	—	—	—	(59)	—	—	(59)
Series 9 preferred stock dividend accrued	—	—	—	—	(250)	—	—	(250)
Change in fair value of convertible note receivable	—	—	—	—	—	59	—	59
Cumulative translation adjustment	—	—	—	—	—	(32)	—	(32)
Net loss	—	—	—	—	—	—	(14,710)	(14,710)
Balance - June 30, 2024	7,752	7,752	26,841,686	27	78,206	(139)	(75,271)	10,575
Common shares issued in exchange of Series 9 preferred stock	(1,075)	(1,075)	4,196,813	4	1,125	—	—	54
Deemed dividend related to Series 9 preferred stock exchange	—	—	—	—	(54)	—	—	(54)
Common shares issued for net cash proceeds of ATM offering	—	—	3,190,727	3	1,032	—	—	1,035
Common shares issued as settlement of accrued compensation	—	—	2,774,883	3	1,098	—	—	1,101
Stock-based compensation	—	—	1,004,886	1	(1,890)	—	—	(1,889)
Series 9 preferred stock dividend accrued	—	—	—	—	(185)	—	—	(185)
Cumulative translation adjustment	—	—	—	—	—	663	—	663
Net loss	—	—	—	—	—	—	(4,435)	(4,435)
Balance - September 30, 2024	6,677	$6,677	38,008,995	$38	$79,332	$524	$(79,706)	$6,865
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

XTI AEROSPACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the three and nine months ended September 30, 2023
(Unaudited)
(In thousands, except share data)

	Series 9 Preferred Stock at Redemption Value		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance - January 1, 2023	—	$—	3,181,578	$3	$17,908	—	$(32,893)	$(14,982)
Stock-based compensation	—	—	—	—	141	—	—	141
Issuance of warrants with convertible note	—	—	—	—	39	—	—	39
Net loss	—	—	—	—	—	—	(1,565)	(1,565)
Balance - March 31, 2023	—	—	3,181,578	3	18,088	—	(34,458)	(16,367)
Proceeds from sale of common stock	—	—	12,853	—	180	—	—	180
Stock-based compensation	—	—	—	—	2,461	—	—	2,461
Issuance of warrants with convertible note	—	—	—	—	928	—	—	928
JV obligation reclassified to equity	—	—	—	—	5,583	—	—	5,583
Net loss	—	—	—	—	—	—	(4,629)	(4,629)
Balance - June 30, 2023	—	—	3,194,431	3	27,240	—	(39,087)	(11,844)
Proceeds from sale of common stock	—	—	3,142	—	44	—	—	44
Stock-based compensation	—	—	—	—	164	—	—	164
Net loss	—	—	—	—	—	—	(2,703)	(2,703)
Balance - September 30, 2023	—	$—	3,197,573	$3	$27,448	$—	$(41,790)	$(14,339)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

XTI AEROSPACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows Used in Operating Activities	(Unaudited)

Net loss	$(21,747)	$(8,897)

Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	81	8
Amortization of intangible assets	431	20
Amortization of right-of-use asset	177	—
Non-cash interest expense, net	267	456
Stock-based compensation	3,844	2,766
Change in fair value of JV obligation	—	197
Change in fair value of convertible notes payable	(12,882)	—
Inducement loss on debt conversions	6,732	—
Change in fair value of warrant liability	281	126
Change in fair value of warrant asset	24	—
Unrealized gain on foreign currency transactions	(123)	—
Other	34	—

Changes in operating assets and liabilities:
Accounts receivable and other receivables	(72)	127
Inventory	271	—
Prepaid expenses and other current assets	247	28
Other assets	32	—
Accounts payable	2,514	1,160
Related party payables	—	64
Accrued expenses and other current liabilities	5,708	561
Accrued interest	154	398
Deferred revenue	(115)	—
Operating lease obligation	(163)	—

Net Cash Used in Operating Activities	(14,305)	(2,986)

Cash Flows Provided by Investing Activities
Purchase of property and equipment	(54)	(3)
Cash received in purchase of Inpixon	2,968	—
Purchase of intangible asset	(39)	—
Net Cash Provided by Investing Activities	2,875	(3)

Cash Provided by Financing Activities
Proceeds from sale of common stock and exercise of warrants	2	224
Net proceeds from ATM stock offering	9,582	—
Net proceeds from promissory notes	2,000	2,150
Net proceeds from loan from Inpixon (prior to merger)	1,012	—

XTI AEROSPACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

Net proceeds from convertible notes	—	750
Repayments of promissory notes	(668)	(14)
Net Cash Provided by Financing Activities	11,928	3,110

Effect of Foreign Exchange Rate on Changes on Cash	8	—

Net Increase (Decrease) in Cash and Cash Equivalents	506	121

Cash and Cash Equivalents - Beginning of period	5	115

Cash and Cash Equivalents - End of period	$511	$236

Supplemental Disclosure of cash flow information:
Cash paid for:
Interest	$54	$1
Income Taxes	$16	$—

Non-cash investing and financing activities
Common shares issued for conversion of debt and accrued interest	$9,614	$—
Common shares issued in exchange of warrants	$1,698	$—
Deemed dividend related to December 2023 warrant exchange	$283	$—
Common shares issued as settlement of accrued compensation	$2,293	$—
Common shares issued as prepayment for services	$335	$—
Issuance of common stock for merger consideration, net of cash received	$22,637	$—
Right of use asset obtained in exchange for lease liability	$394	$—
Capital contribution - forgiveness of related party payable	$380	$—
Common shares issued in exchange of Series 9 preferred stock	$4,625	$—
Series 9 preferred stock dividend accrued	$496	$—
Deemed dividend related to Series 9 preferred stock exchange	$231	$—
ATM proceeds withheld as payment towards accounts payable	$128	$—
Warrants issued with convertible notes	$—	$967
Warrants issued with common stock	$—	$121
Reclassification of JV obligation to equity	$—	$5,583
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Note 1 - Organization and Nature of Business
On March 12, 2024 (the "Closing Date"), XTI Aerospace, Inc., the "Company", formerly known as Inpixon (“Legacy Inpixon”), Superfly Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Legacy Inpixon (“Merger Sub”), and XTI Aircraft Company, a Delaware corporation (“Legacy XTI”), completed their previously announced merger transaction pursuant to that certain Agreement and Plan of Merger, dated as of July 24, 2023 and amended on December 30, 2023 and March 12, 2024 (the “XTI Merger Agreement”), pursuant to which Legacy XTI merged in a reverse triangular merger with Merger Sub with Legacy XTI surviving the merger as a wholly-owned subsidiary of the Company (the “XTI Merger”). In connection with the closing of the XTI Merger, our corporate name changed from Inpixon to “XTI Aerospace, Inc.” and the combined company opened for trading on the Nasdaq Capital Market on March 13, 2024 under the new ticker symbol “XTIA.”

The Company determined the XTI Merger should be accounted for as a reverse acquisition with Legacy XTI being considered the accounting acquirer. Therefore, the condensed consolidated financial statements included in this report represent a continuation of the financial statements of Legacy XTI and the results of operations of the accounting acquired entity, Legacy Inpixon, are included in the condensed consolidated financial statements as of the Closing Date and through the September 30, 2024 reporting date.
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

Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results for the full year ending December 31, 2024. These interim unaudited condensed consolidated financial statements should be read in conjunction with Legacy Inpixon's audited financial statements and notes for the years ended December 31, 2023 and 2022 included in the annual report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 16, 2024. These interim unaudited condensed consolidated financial statements should also be read in conjunction with Legacy XTI's audited financial statements and notes for the years ended December 31, 2023 and 2022 included in the Form 8-K/A filed with the SEC on May 28, 2024.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
Note 3 - Summary of Significant Accounting Policies
The Company's complete accounting policies are described in Note 2 to Legacy Inpixon's audited consolidated financial statements and notes for the year ended December 31, 2023, except for Legacy XTI's accounting policies which have been incorporated into this Note 3.
Liquidity and Going Concern
As of September 30, 2024, the Company has a working capital deficit of approximately $11.9 million, and cash of approximately $0.5 million. For the nine months ended September 30, 2024, the Company had a net loss of approximately $21.7 million. During the nine months ended September 30, 2024, the Company used approximately $14.3 million of cash for operating activities.
There can be no assurances that the Company will ever earn revenues sufficient to support its operations, or that it will ever be profitable. In order to continue its operations, the Company has supplemented the revenues it earned with proceeds from the sale of its equity and debt securities and proceeds from loans and bank credit lines.
The Company's recurring losses and utilization of cash in its operations are indicators of going concern. The Company’s condensed consolidated financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 have been prepared under the assumption that the Company will continue as a going concern for the next twelve months from the date the financial statements are issued. Management’s plans and assessment of the probability that such plans will mitigate and alleviate any substantial doubt about the Company’s ability to continue as a going concern is dependent upon the Company's ability to obtain additional equity or debt financing, and attain further operating efficiency, which is uncertain, which together represent the principal conditions that raise substantial doubt about our ability to continue as a going concern. The Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2024 and 2023 do not include any adjustments that might result from the outcome of this uncertainty.
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

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
Cash and Cash Equivalents
Cash consists primarily of demand deposit bank accounts, which, from time to time, may exceed federally insured limits. The Company considers all highly liquid investments with an original maturity from date of purchase of three months or less, or that are readily convertible into known amounts of cash, to be cash equivalents.
Credit Risk and Concentrations

Financial instruments that subject the Company to credit risk consist principally of trade accounts receivable and cash and cash equivalents. The Company performs certain credit evaluation procedures and does not require collateral for financial instruments subject to credit risk. The Company believes that credit risk is limited because the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for credit losses.

The customers who account for 10% or more of the Company's revenue for the three and nine months ended September 30, 2024 or 10% or more of the Company's outstanding receivable balance as of September 30, 2024 are presented as follows:

	Percentage of revenues		Percentage of accounts receivable
Customer	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024	As of September 30, 2024
A	25%	23%	**
B	**	17%	**
C	25%	16%	29%
D	13%	12%	10%
E	**	**	10%
F	**	**	24%
**Represents less than 10% of the total for the respective period
The Company did not have revenue for the three and nine months ended September 30, 2023. The Company did not have outstanding trade receivables as of September 30, 2023.
The vendors who account for 10% or more of the Company's purchases or 10% or more of the Company's outstanding payable balance are presented as follows for the periods indicated:

	Percentage of purchases				Percentage of accounts payable
	Three Months Ended September 30,		Nine Months Ended September 30,		As of September 30,
Vendor	2024	2023	2024	2023	2024	2023
A	**	45%	**	42%	21%	61%
B	**	**	**	11%	**	**
C	**	**	**	**	**	23%
**Represents less than 10% of the total for the respective period

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
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
Intangible Assets and Goodwill
Intangible assets primarily consist of developed technology, patents, customer relationships, and trade names/trademarks. They are amortized ratably over a range of 5 to 15 years, which approximates customer attrition rate and technology obsolescence.
The Company tests goodwill for potential impairment at least annually as of October 1, or more frequently if events or changes in circumstances indicate that the asset may be impaired. Goodwill is tested for impairment by comparing the fair value of the reporting unit with its carrying amount and the Company recognizes an impairment charge, if any, for the amount by which the carrying amount exceeds the reporting unit’s fair value.
Based on its assessments, the Company does not believe it has a goodwill impairment during the nine months ended September 30, 2024 and 2023.
Impairment of Long-Lived Assets

The Company reviews its long-lived assets, inclusive of its right-of-use assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated from the use of the asset and its eventual disposition. If the carrying amount of an asset group exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds its fair value.

For the nine months ended September 30, 2024 and 2023, the Company determined none of its long-lived assets were impaired.
Revenue Recognition
In accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenue when the customer obtains control of promised goods, in an amount that reflects the consideration that it expects to receive in exchange for those goods. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration, if any, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration to which it is entitled in exchange for the goods it transfers to a customer.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
Hardware and Software Revenue Recognition

For sales of hardware and software products, the Company’s performance obligation is satisfied at a point in time when they are shipped to the customer, at which control is deemed transferred to the customer, and has title of the product and holds the risks and rewards of ownership.

The Company leverages drop-ship arrangements with many of its vendors and suppliers to deliver products to customers without having to physically hold the inventory at its warehouse. In such arrangements, the Company negotiates the sale price with the customer, pays the supplier directly for the product shipped, bears credit risk of collecting payment from its customers and is ultimately responsible for the acceptability of the product and ensuring that such product meets the standards and requirements of the customer. Accordingly, the Company concluded it is the principal in the transaction with the customer and records revenue on a gross basis. The Company receives fixed consideration for sales of hardware and software products. The Company’s customers generally pay within 30 to 60 days from the receipt of a customer approved invoice. The Company has elected the practical expedient to expense the costs of obtaining a contract when they are incurred because the amortization period of the asset that otherwise would have been recognized is less than a year.
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
Professional services are also contracted on the fixed fee and time and materials basis. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts including maintenance service provided by in house personnel, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the nine months ended September 30, 2024 and 2023, the Company did not incur any such losses. These amounts are based on known and estimated factors.
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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
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
Stock-Based Compensation
The Company’s stock-based compensation relates to stock options granted to employees and non-employees. The Company recognizes the cost of share-based awards granted to employees and non-employees based on the estimated grant-date fair value of the awards. Forfeitures are accounted for as they occur, which may result in negative expense when forfeitures exceed the expense recorded within the period.

The Company recognizes expense on a straight-line basis over the requisite service period of the award, which is generally equal to the vesting period of the award.

The Company estimates the grant-date fair value of the stock option awards with service only vesting conditions using the Black-Scholes option-pricing model.

The Black-Scholes option-pricing model utilizes inputs and assumptions which involve inherent uncertainties and generally require significant judgment. As a result, if factors or expected outcomes change and significantly different assumptions or estimates are used, the Company’s stock-based compensation could be materially different. Significant inputs and assumptions include:

Fair value of Common Stock – As there was no public market for Legacy XTI’s common stock prior to the XTI Merger, the fair value of the shares of common stock underlying the stock-based awards on the grant-date has historically been

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
determined by Legacy XTI’s Board of Directors with assistance of third-party valuation specialists. Legacy XTI's Board of Directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair market value, which included important developments in Legacy XTI’s operations, actual operating results, financial performance, external market conditions, equity market conditions of comparable public companies, and the lack of marketability of Legacy XTI’s common stock.

Expected Term – The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term).

Expected Volatility – Because Legacy XTI was privately held prior to the XTI Merger and did not have an active trading market for its common stock, the expected volatility was estimated based on the average volatility for publicly traded companies that the Company considers to be comparable, over a period equal to the expected term of the stock option grants.

Risk-Free Interest Rate – The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.

Expected Dividend – The Company has never paid dividends on its common stock and has no plans to pay dividends on its common stock. Therefore, the Company used an expected dividend yield of zero.
Net Loss Per Share
Net loss per share attributable to common stockholders is computed using the two-class method required for multiple classes of common stock and participating securities. The Company’s participating securities included the Company’s convertible preferred stock and preferred stock. Neither the holders of convertible preferred stock, preferred stock nor the holders of the Company’s common stock warrants have a contractual obligation to share in losses.
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss, as adjusted for any dividends on the preferred stock for the period, attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, adjusted for outstanding shares that are subject to repurchase or outstanding shares that are contingently returnable by the holder. Contingently issuable shares, including shares that are issuable for little or no cash consideration, are considered outstanding common shares and included in net loss per share as of the date that all necessary conditions have been satisfied. Such shares include outstanding penny warrants and shares issuable to Xeriant Inc. ("Xeriant") related to the the joint venture arrangement that expired on May 31, 2023.
Diluted net loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period using the treasury stock method or the if-converted method based on the nature of such securities. For periods in which the Company reports net losses, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.
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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
after December 15, 2023, including interim periods within those fiscal years. The Company adopted ASU 2023-03 as of January 1, 2024. The adoption of this guidance did not have a material impact on the condensed consolidated financial statements and disclosures.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
Recently Issued Accounting Standards Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The new standard requires a company to disclose incremental segment information on an annual and interim basis, including significant segment expenses and measures of profit or loss that are regularly provided to the chief operating decision maker. The standard is effective for the Company beginning in fiscal year 2024 and interim periods within fiscal year 2025, with early adoption permitted. The Company does not expect to early adopt the new standard. The Company is currently evaluating the impact of ASU 2023-07 on its financial statements and related disclosures.

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

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
Note 4 - Disaggregation of Revenue and Deferred Revenue
Disaggregation of Revenue
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Recurring revenue
Software	$327	$—	$697	$—
Total recurring revenue	$327	$—	$697	$—

Non-recurring revenue
Hardware	$422	$—	$1,190	$—
Software	77	—	82	—
Professional services	92	—	200	—
Total non-recurring revenue	$591	$—	$1,472	$—

Total Revenue	$918	$—	$2,169	$—

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue recognized at a point in time
Industrial IoT (1)	$499	$—	$1,272	$—
Total	$499	$—	$1,272	$—

Revenue recognized over time
Industrial IoT (2) (3)	$419	$—	$897	$—
Total	$419	$—	$897	$—

Total Revenue	$918	$—	$2,169	$—
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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Deferred revenue
As of December 31, 2023, the Company did not have any deferred revenue. As part of the XTI Merger, the Company acquired approximately $0.8 million of deferred revenue, all of which relates to RTLS maintenance agreements.
The Company's deferred revenue balance of $0.5 million as of September 30, 2024 related to cash received in advance for product maintenance services and professional services provided by the Company’s technical staff. The fair value of the deferred revenue approximates the services to be rendered. The Company expects to satisfy its remaining performance obligations for these maintenance services and professional services, and recognize the deferred revenue and related contract costs over the next twelve months.
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

The aggregate fair value of warrants was approximately $3.3 million was included in the total equity consideration. A portion of this total represents 918,689 warrants outstanding by the Company with a fair value of $1.00 per warrant, which is the warrant's redemption value. The warrant fair value was determined to be the redemption value as the warrants include protective covenants for the Company which prevent the holder from exercising the warrants. The remainder of this total represents 491,310 warrants with a fair value of $4.75 per warrant which was determined by using level 3 inputs and utilizing a Black-Scholes valuation. Significant inputs related to these warrants are as follows:

Fair value of common stock	$5.27
Exercise price	$5.13
Expected term	4.76 years
Volatility	146%
Risk-free interest rate	4.2%
Dividend yield	—%

The fair value of preferred stock of approximately $11.3 million included in the total equity consideration represents 11,302 shares of a new series of Preferred Stock that was issued and outstanding by the Company upon the consummation of the XTI Merger at a stated value and fair value of $1,000 per share.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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
For the nine months ended September 30, 2024 and 2023, the Company incurred merger related transaction costs of approximately $6.5 million and $1.4 million, respectively.
Note 6 - Proforma Financial Information
Inpixon Financial Information
The following unaudited proforma financial information presents the consolidated results of operations of the Company and Legacy Inpixon for the nine months ended September 30, 2024 and 2023, as if the acquisition had occurred as of the beginning

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
of the first period presented (January 1, 2023) instead of on March 12, 2024. The proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.
The proforma financial information for the Company and Legacy Inpixon is as follows (in thousands):

	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023
Revenues	$918	$759
Net loss attributable to common stockholders	$(4,674)	$(9,944)
Net loss per basic and diluted share	$(0.13)	$(1.17)
Weighted average common shares outstanding:
Basic and Diluted	34,986,105	8,476,635

The proforma financial information for the Company and Legacy Inpixon is as follows (in thousands):

	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023
Revenues	$2,676	$3,486
Net loss attributable to common stockholders	$(36,571)	$(28,397)
Net loss per basic and diluted share	$(1.83)	$(3.35)
Weighted average common shares outstanding:
Basic and Diluted	20,006,531	8,475,135

Note 7 - Goodwill and Intangible Assets

Goodwill

In connection with the XTI and Inpixon Merger, the excess of the purchase price over the estimated fair value of the net assets assumed of $12.4 million was recognized as goodwill.

The Company tests goodwill for impairment at the reporting unit level annually or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists. In accordance with ASC 350, the Company elected to perform a qualitative assessment as of September 30, 2024, to determine if there were any indicators of goodwill impairment that would require a quantitative analysis to be performed. Due to the qualitative analysis, the Company determined that there were no triggering indicators of goodwill impairment during the three months ended September 30, 2024.

The following table summarizes the changes in the carrying amount of Goodwill for the nine months ended September 30, 2024 (in thousands):

Amount
Beginning balance - January 1, 2024	$—
Goodwill recognized in connection with XTI Merger - Note 5	12,398
Foreign currency translation adjustment	340
Ending balance - September 30, 2024	$12,738

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Intangible Assets

Intangible assets at September 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	September 30, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted Average Useful Life
Patents	$452	$(176)	$276	9.7
Trade Name/Trademarks	945	(103)	842	4.5
Proprietary Technology	3,012	(237)	2,775	6.5
Customer Relationships	721	(79)	642	4.5
In-Process R&D	243	—	243	3.0
Total	$5,373	$(595)	$4,778

	December 31, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Patents	$413	$(155)	$258
Trade Name/Trademarks	8	—	8
Total	$421	$(155)	$266

Amortization expense for the three and nine months ended September 30, 2024 was approximately $0.20 million and $0.43 million, respectively. Amortization expense for the three and nine months ended September 30, 2023 was approximately $0.01 million and $0.02 million, respectively.

Future amortization expense on intangibles assets is anticipated to be as follows (in thousands):

Amount
December 31, 2024 (for 3 months)	$198
December 31, 2025	873
December 31, 2026	873
December 31, 2027	873
December 31, 2028	792
December 31, 2029 and thereafter	1,169
Total	$4,778

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
Note 8 - Other Balance Sheet Information
Prepaid expenses and other current assets
Prepaid expenses and other current assets as of September 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	As of September 30, 2024	As of December 31, 2023
AVX deposit - related party	$523	$—
Prepaid insurance	460	13
Other	340	—
Fulfillment costs	286	—
Prepaid software	95	90
Deposits	—	22
Total prepaid expenses and other current assets	$1,704	$125
Inventory
The Company did not hold any inventory as of December 31, 2023. Inventory as of September 30, 2024 consisted of the following (in thousands):

As of September 30, 2024
Raw materials	$33
Work-in-process	125
Finished goods	2,572
Total inventory	$2,730
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities liabilities as of September 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	As of September 30, 2024	As of December 31, 2023
Accrued transaction bonuses	$5,782	$—
Accrued compensation and benefits	1,120	649
Accrued bonus and commissions	1,196	305
Accrued other	561	173
Total accrued expenses and other current liabilities	$8,659	$1,127

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Note 9 - Debt
The Company's outstanding debt consisted of the following at the periods indicated (in thousands):

Short-Term Debt	Maturity	September 30, 2024	December 31, 2023
Promissory Note - 2023		$—	$3,071
Promissory Note - 2023 - related party		—	125
Convertible Note - 2021 - related party[1]		—	1,079
Convertible Note - 2021[1]		—	2,500
Promissory Note - May 1, 2024	5/1/2025	1,419	—
Promissory Note - May 24, 2024	5/24/2025	1,386	—
Third Party Note Payable - 2023	12/31/2024	42	—
Third Party Note Payable - 2024	12/14/2024	129	—
Unamortized Discounts		(356)	(50)
Unamortized Loan Costs		—	(35)
Total Short-Term Debt		$2,620	$6,690

Long-Term Debt
SBA loan	6/3/2050	$65	$65
Convertible notes, at fair value[1]		—	16,804
Convertible Note - 2017[1]		—	1,987
Convertible Note - 2022[1]		—	600
Convertible Note - 2023[1]		—	300
Unamortized Discounts		—	(1,210)
Total Long-Term Debt		$65	$18,546
[1]principal balance was either converted to equity immediately prior to the XTI Merger closing time or subsequently repaid
Interest expense on outstanding debt totaled approximately $0.4 million and $0.3 million for the three months ended September 30, 2024 and 2023, respectively. Interest expense on outstanding debt totaled approximately $0.9 million and $0.8 million for the nine months ended September 30, 2024 and 2023, respectively.

Promissory Note - 2023

On July 24, 2023, the Company and Legacy XTI entered into a Senior Promissory Note which had an outstanding principal balance of approximately $3.1 million as of December 31, 2023. During the period from January 1, 2024 to March 12, 2024, Legacy Inpixon provided an additional $1.0 million in funding to Legacy XTI. As a result of the XTI Merger, Legacy XTI became a wholly-owned subsidiary of the Company and the outstanding subsidiary debt balance, related parent note receivable balance and accrued interest were eliminated upon the consolidation of the Company's September 30, 2024 balance sheet.

Promissory Note - 2023 - related party

On January 5, 2023, the Company entered into a promissory note agreement with a member of the Company's board of directors. The note had a principal amount of approximately $0.1 million and accrued interest at a rate of 5% per annum. The note's outstanding principal and accrued interest balances were repaid in full during the second quarter of 2024.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Convertible Note - 2021 - related party

On October 1, 2023, an existing convertible note entered into on December 31, 2021 by and between the Company and a member of the Company's board of directors was replaced by a new convertible note with a principal balance of approximately $1.1 million and interest rate of 4%. On March 12, 2024, approximately $0.9 million of the note's outstanding balance was converted into shares of the Company's common stock. The Company repaid the remaining balance of the note on April 1, 2024. See Note 10 for more information.

Convertible Note - 2021

During 2021, the Company entered into convertible notes with a syndicate of investors. The notes had a combined principal amount of $2.5 million and accrued interest at a rate of 4.0% per annum. As discussed in Note 10, pursuant to the terms of voluntary note conversion letter agreements, approximately $2.5 million of the note's outstanding principal balance and accrued interest were converted into shares of Legacy XTI common stock immediately prior to the closing of the XTI Merger, which converted into shares of the Company's common stock at the closing of the XTI Merger on March 12, 2024. A repayment obligation remained after the XTI Merger closing with respect to approximately $0.05 million in principal, which was repaid during the second quarter of 2024, and $0.25 million in accrued interest which remained outstanding as of September 30, 2024.
Promissory Note - May 1, 2024

On May 1, 2024 (the "Closing Date"), the Company entered into a note purchase agreement (the "Purchase Agreement") with Streeterville Capital, LLC (the "Holder"), pursuant to which the Company issued and sold to the Holder a secured promissory note (the "Note") in an initial principal amount of approximately $1.4 million, which is payable on or before the date that is 12 months from the issuance date. The Purchase Agreement provides that, subject to the mutual consent of the Company and the Holder, the Holder would purchase an additional secured promissory note on the date that is 30 days from the Closing Date and another secured promissory note on the date that is 60 days from the Closing Date. The initial principal amount of the Note includes an original issue discount of approximately $0.3 million. In exchange for the Note, the Holder paid an aggregate purchase price to the Company of $1.0 million.

Interest on the Note accrues at a rate of 10.0% per annum and is payable on the maturity date or otherwise in accordance with the Note. The effective interest rate is 10.5%. If the Note is still outstanding on the date that is six months from the issuance date, then a one-time monitoring fee equal to 10% of the then-current outstanding balance will be added to the outstanding balance of the Note.

Beginning on the date that is six months from the issuance date and at monthly intervals until the Note is paid in full, the Holder will have the right to require the Company to redeem up to an aggregate of one sixth of the initial principal balance of the Note plus any interest accrued thereunder each month (each monthly exercise, a “Monthly Redemption Amount”) by providing written notice; provided, however, that if the Holder does not exercise any Monthly Redemption Amount in its corresponding month then such Monthly Redemption Amount will be available for the Holder to redeem in any future month in addition to such future month’s Monthly Redemption Amount. Upon receipt of any Monthly Redemption Notice, the Company will be required to pay the applicable Monthly Redemption Amount in cash to the Holder within five business days of the Company’s receipt of such Monthly Redemption Notice.

The Company’s obligations under the Note, the additional secured promissory note issued by the Company to the Holder on May 24, 2024 (as described below) and the other transaction documents are secured by (i) a pledge of all of the stock the Company owns in Legacy XTI and (ii) those assets owned by Legacy XTI constituting Collateral (as defined in a security agreement by and between Legacy XTI and the Holder). Additionally, Legacy XTI provided a guarantee of the Company's obligations to the Holder under the Note, the additional secured promissory note and the other transaction documents.

Promissory Note - May 24, 2024

Pursuant to the terms of the Purchase Agreement, on May 24, 2024, the Company issued and sold to Streeterville Capital, LLC an additional secured promissory note in the initial principal amount of $1.3 million, which carries an original issue discount of $0.3 million. The terms of this additional note are identical to the terms of the May 1, 2024 note, as described above. In exchange for the promissory note, the Holder paid an aggregate purchase price of $1.0 million.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Third Party Note Payable - 2023 - financing agreement

As part of the XTI Merger, the Company acquired a financing agreement whereby the lender paid a Company vendor approximately $0.1 million for a service contract. The terms of the agreement are for a 12 months period with a 18.6% interest rate whereby there is no payment due for the first 4 months. After this period, the Company is required to make equal monthly payments over 8 months until the debt is repaid in full.

Third Party Note Payable - 2024 - financing agreement

On March 14, 2024, the Company entered into a financing agreement whereby the lender paid a Company vendor approximately $0.4 million for an insurance contract. The terms of the agreement are for a 9 month period with a 8.3% interest rate. The Company is required to pay equal amounts per month until the debt is repaid in full.

SBA Loan

On June 3, 2020, Legacy XTI entered into a promissory note with the U.S. Small Business Administration (SBA). The note accrues interest at a rate of 3.75% per annum and is paid monthly. The aggregate principal amount is due on the maturity date of June 3, 2050.
Note 10 - Common Stock
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

During the three months ended September 30, 2024, the Company sold 3,190,727 shares of common stock under the Equity Distribution Agreement at per share prices between approximately $0.19 and $0.43, resulting in net proceeds to the Company of approximately $1.0 million. During the nine months ended September 30, 2024, the Company sold 12,490,930 shares of common stock under the Equity Distribution Agreement at per share prices between approximately $0.19 and $1.35, resulting in net proceeds to the Company of approximately $9.6 million.

Since the date of the Equity Distribution Agreement through the date of this report, the Company sold 101,704,300 shares of common stock at per share prices between approximately $0.06 and $1.86 under the Equity Distribution Agreement, resulting in gross proceeds of approximately $45.2 million. As of the date of this report, there was approximately $38.6 million in common stock gross sales remaining under the Equity Distribution Agreement, subject to the limitations set forth in the Series 9 ATM Consent (as defined below).
In connection with the Amendment and in accordance with the terms of the Certificate of Designation of Preferences and Rights of the Company's Series 9 Preferred Stock (the "Certificate of Designation"), on June 14, 2024, the Company obtained a written consent (the "Series 9 ATM Consent") from the Required Holders (as defined below). The Series 9 ATM Consent provides that the Company may not register shares under the ATM Offering in excess of $47.4 million (the "ATM Maximum Amount") without the Required Holders’ prior written consent, and the Company may not issue or sell more than $6 million of additional shares of common stock pursuant to the ATM Offering (the "Initial Tranche") without the Required Holders’ prior written consent, which consent the Company is required to obtain for each additional $5 million in sales of common stock under the ATM Offering after the Initial Tranche up to the ATM Maximum Amount. "Required Holders" is defined in the Certificate of Designation as the holders of at least a majority of the outstanding Series 9 Preferred Stock; provided that, pursuant to that certain securities purchase agreement dated as of March 12, 2024, between the Company and 3AM Investments LLC (an entity controlled by the Company's former director and former Chief Executive Officer, Nadir Ali) (the "Purchaser"), the Purchaser

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

will be deemed a "Required Holder" as defined in the Certificate of Designation as long as the Purchaser holds any shares of Series 9 Preferred Stock.
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

Note Inducements

To induce certain note holders to convert their outstanding note balances into shares of Legacy XTI common stock ahead of the XTI Merger, Legacy XTI entered into voluntary note conversion letter agreements in February 2024 as detailed in the below table. Per the letter agreements, some or all of the outstanding principal and accrued interest under the notes was converted at a reduced conversion price into shares of Legacy XTI common stock immediately prior to the XTI Merger closing time, which converted into shares of the Company's common stock upon the closing of the XTI Merger. In connection with some of the voluntary note conversions, the Company assumed a repayment obligation with respect to any outstanding balance under the notes that was not converted into Legacy XTI shares. The Company accounted for these conversions as an inducement and recognized a loss related to the fair value of the additional shares issued compared to the original terms of the convertible note, which is included in inducement loss on debt conversions in the other income and expense section of the condensed consolidated statement of operations. The following table details the notes converted into shares of Legacy XTI common stock (in thousands, except conversion price).

Letter Agreement	Aggregate Principal and Interest Outstanding Immediately Prior to XTI Merger	Aggregate Principal and Interest Converted to Common Shares	Reduced Conversion Price	Post - Exchange Ratio Common Shares	Outstanding Payment Obligation Immediately After XTI Merger	Net Inducement Charge
Convertible Note 2021	$2,777	$2,504	$0.265	844	$273	$3,266
Convertible Note 2017	$2,148	$2,148	$0.265	724	$—	$2,795
Convertible Note 2022	$682	$600	$0.265	202	$82	$464
Convertible Note 2023	$333	$300	$0.265	101	$33	$207
Totals	$5,940	$5,552		1,871	$388	$6,732

Note Inducement: Convertible Note 2021 - Related Party

To induce David Brody, a board member and founder of Legacy XTI, to convert his outstanding note balances into shares of Legacy XTI common stock, Legacy XTI entered into a voluntary note conversion letter agreement with the note holder in February 2024. Per the letter agreement, $0.9 million of the outstanding note balance was converted at a reduced conversion price of $0.309 into shares of Legacy XTI common stock immediately prior to the XTI Merger closing time equal to 266,272 shares of the Company's common stock, and the Company assumed the obligation to pay the note holder $0.2 million of the note balance that was not converted into Legacy XTI shares. This repayment obligation was subsequently paid in full on April 1, 2024. The Company accounted for this conversion as an inducement and recognized an inducement charge of $1.0 million related to the fair value of the additional shares issued compared to the original terms of the convertible note. As this note holder is a related party of the Company, the Company accounted for the conversion as a capital transaction and therefore recorded the inducement charge within additional paid in capital.
Share Issuances At or Immediately Prior to XTI Merger Closing

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

At the closing of the XTI Merger, 2,075,743 shares of the Company's common stock were issued to Legacy Inpixon’s preexisting shareholders as consideration for the transaction.

Shares of Legacy XTI common stock were issued to Xeriant immediately prior to the XTI Merger closing time, equal to 298,395 post merger shares of Company common stock. This share issuance to Xeriant fully settled the obligation relating to a joint venture arrangement by and between Legacy XTI and Xeriant which terminated by its terms on May 31, 2023. The obligation to issue shares to Xeriant was classified in equity as of December 31, 2023, as the share consideration became fixed once the joint venture terminated.
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

On June 13, 2024 and July 5, 2024, the Company issued 2,680,459 shares valued at $1.2 million and 2,774,883 shares valued at $1.1 million, respectively, of fully vested restricted stock to Nadir Ali, a consultant, under the Company’s 2018 Employee Stock Incentive Plan, as amended, as payment of accrued consulting fees in accordance with the terms of a consulting agreement, dated March 12, 2024, by and between the Company and Mr. Ali.

On July 31, 2024, the Company entered into an advisory agreement with a third party advisor, pursuant to which the Company issued 1,000,000 shares valued at $0.3 million of restricted common stock to the advisor in consideration for financial advisory and business development services agreed to be rendered to the Company pursuant to the agreement.

Note 11 - Preferred Stock

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

Securities Purchase Agreement

On March 12, 2024, Legacy Inpixon entered into a securities purchase agreement (the “Securities Purchase Agreement”) with 3AM Investments, LLC ("3AM"), an entity controlled by Legacy Inpixon’s former director and former Chief Executive Officer, Nadir Ali (such entity, the "Purchaser"). Pursuant to the Securities Purchase Agreement, the Purchaser purchased 1,500 shares of Series 9 Preferred Stock for a total purchase price of approximately $1.5 million, based on a purchase price of $1,000 per share of Series 9 Preferred Stock. The Company agreed that the Purchaser will be deemed a “Required Holder” as defined in the Certificate of Designation as long as the Purchaser holds any shares of Series 9 Preferred Stock.

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

Amendment to Series 9 Preferred Stock

The Certificate of Amendment to Designations of Preferences and Rights of Series 9 Preferred Stock (the “Certificate of Amendment”) allows the Company to pay the holders of Series 9 Preferred Stock, if such holders agree, with securities or other property of the Company in an amount equal to the Series 9 Preferred Liquidation Amount (as defined in the Series 9 Preferred Stock Certificate of Designation) in the event the Company elects to redeem all of any portion of the Series 9 Preferred Stock then issued and outstanding (a “Corporation Optional Redemption”). Previously, the Company was to pay any such amount in only cash. The Certificate of Amendment also now provides that the Company will provide notice of a Corporation Optional Redemption to the holders of Series 9 Preferred Stock within five business days prior to the consummation of such redemption rather than five business days following the determination of the Company’s board of directors to consummate such redemption. In addition, the Certificate of Amendment eliminates the requirement for the Company to obtain the written consent of the holders of at least a majority of the outstanding Series 9 Preferred Stock before repaying any outstanding indebtedness owed to any holder of Series 9 Preferred Stock or its affiliates. The Company evaluated the amendment and accounted for it as a modification, which requires the Company to recognize any increase in fair value as an expense. However, the Company concluded the increase in the fair value of the Series 9 Preferred Stock from immediately before to immediately after the amendment is immaterial.

Series 9 Preferred Stock Exchanges

From April through September 2024, the Company entered into exchange agreements with the holder of shares of the Company’s Series 9 Preferred Stock pursuant to which the Company and the holder agreed to exchange 4,625 shares of Series 9 Preferred Stock with an aggregate stated value of $4,856,250 (the “Preferred Shares”) for 7,196,000 shares of common stock (the “Preferred Exchange Shares”) at an effective price per share ranging from $0.2085 to $2.96. The Company issued the

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Preferred Exchange Shares to the holder, at which time the Preferred Shares were cancelled. The Preferred Exchange Shares were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act, on the basis that (a) the Preferred Exchange Shares were issued in exchange for other outstanding securities of the Company, (b) there was no additional consideration delivered by the holder in connection with the exchange and (c) there were no commissions or other remuneration paid by the Company in connection with the exchange. The Company notes that the redemption of the Preferred Shares to Common Stock was accounted for as an extinguishment. During the three and nine months ending September 30, 2024, the Company recognized a deemed dividend of $53,750 and $230,730, respectively. The deemed dividends represented the excess fair value of the common shares issued over the carrying amount of the Preferred Shares and were accounted for as a reduction to additional paid-in capital.
Note 12 - Stock Award Plans and Stock-Based Compensation
The Company has three Employee Stock Incentive plans. The Company assumed Legacy XTI's 2017 Employee and Consultant Stock Ownership Plan (the "2017 Plan") in connection with the XTI Merger. Legacy Inpixon had put in place a 2011 Employee Stock Incentive Plan (the "2011 Plan") and a 2018 Employee Stock Incentive Plan (the "2018 Plan" and together with the 2011 Plan, the "Legacy Inpixon Option Plans"). The Company determined that activity within the 2011 Plan is not material.
2017 Plan
During 2017, Legacy XTI adopted the 2017 Plan, which was amended in 2021 to increase the maximum shares eligible to be granted under the 2017 Plan. The Company may issue awards in the form of restricted stock units and stock options to employees, directors, and consultants. Under the 2017 Plan, stock options are generally granted with an exercise price equal to the estimated fair value of the Company’s common stock, as determined by the Company’s Board of Directors on the date of grant. Options generally have contractual terms of ten years. Incentive stock options (ISO) may only be granted to employees, whereas all other stock awards may be granted to employees, directors, consultants and other key stakeholders. As of September 30, 2024, there are no unallocated shares available for future grants under the 2017 Plan.
2018 Plan
In February 2018, Legacy Inpixon adopted the 2018 Plan which is utilized for employees, corporate officers, directors, consultants and other key persons employed. The 2018 Plan provides for the granting of incentive stock options, NQSOs, stock grants and other stock-based awards, including Restricted Stock and Restricted Stock Units (as defined in the 2018 Plan). As of September 30, 2024, there are no unvested Restricted Stock or Restricted Stock Units outstanding under the 2018 Plan.
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
The aggregate number of shares that may be awarded under the 2018 Plan as of September 30, 2024 was 67,148,179. As of September 30, 2024, 52,370,064 shares of common stock were available for future grant under the 2018 Plan.
See below for a summary of the stock options granted under the 2011, 2017, and 2018 plans:

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Beginning balance as of January 1, 2024	1,161,687	$17.95	6.7	$—
Legacy Inpixon stock options from merger	1,148	61.67
Granted	12,565,606	0.47
Exercised	(92,718)	0.00
Expired	(242)	19,043.35
Forfeited	(853,299)	8.83
Ending balance as of September 30, 2024	12,782,182	$1.87	9.6	$—

Options vested and exercisable as of September 30, 2024	852,174	15.13	7.6	—
Forfeitures during the nine months ended September 30, 2024 were primarily due to the departure of Legacy XTI's former Chief Executive Officer.
The Board approved awards of options to certain Company executives under the 2018 Plan. Each option has an exercise price of $0.473 per share. The options will vest 1/3rd annually over three years starting from the vesting commencement date. The options expire ten years from the grant date. Options were granted as follows:

Grantee	Grant Date	Vesting Start Date	Options Granted
Chief Executive Officer of XTI Aerospace, Inc.	6/12/2024	6/12/2024	2,812,500
Chief Financial Officer of XTI Aerospace, Inc.	6/12/2024	6/12/2024	1,640,625
Chief Executive Officer of the XTI Aerospace, Inc. Real-Time Location System Division	6/12/2024	6/12/2024	975,000
Chief Strategy Officer of XTI Aerospace, Inc.	9/19/2024	8/1/2024	1,171,875
Total Granted			6,600,000

The following assumptions were used in estimating the fair values of options awarded during the nine months ended September 30, 2024:

Fair value of common stock	$0.191 - $0.473
Exercise price	$0.191 - $0.473
Expected term	10.0 years
Volatility	95.06% - 96.17%
Risk-free interest rate	3.58% - 4.32%
Dividend yield	—%
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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

exercised into pre-exchange common shares of Legacy XTI immediately prior to the XTI Merger closing time, which resulted in the issuance of 92,728 post merger exchange common shares.
Stock-based Compensation Expense
The Company incurred the following stock-based compensation charges for the periods indicated below (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Employee and consultant stock options[1]	$(2,159)	$164	$(2,075)	$2,766
Professional fees[1]	270	—	270	—
Vesting of previously unvested warrants[2]	—	—	496	—
Merger-related professional fees[2]	—	—	5,153	—
Total	$(1,889)	$164	$3,844	$2,766
1amount included in general and administrative expenses on the condensed consolidated statements of operations
2amount included in merger-related transaction costs on the condensed consolidated statements of operations

As of September 30, 2024, the total unrecognized compensation expense related to unvested awards was $6.4 million, which the Company expects to recognize over an estimated weighted average period of 1.94 years.

Stock-based Compensation Related to the XTI Merger

Shares of Legacy XTI common stock were issued to Scott Pomeroy, Chief Executive Officer of the Company and former CFO and board member of Legacy XTI, as transaction compensation immediately prior to the XTI Merger closing time equal to 357,039 post merger shares of Company common stock. As a result of this share issuance transaction, the Company recorded $1.9 million of stock-based compensation expense included in the condensed consolidated statement of operations during the nine months ended September 30, 2024.

Shares of Legacy XTI common stock were issued to Maxim as transaction compensation immediately prior to the XTI Merger closing time equal to 385,359 post merger shares of Company common stock. As a result of this share issuance transaction, the Company recorded $2.03 million of stock-based compensation expense included in the condensed consolidated statement of operations during the nine months ended September 30, 2024.

Shares of Legacy XTI common stock were issued to Chardan Capital Markets LLC as transaction compensation immediately prior to the XTI Merger closing time equal to 189,036 post merger shares of Company common stock. As a result of this share issuance transaction, the Company recorded $1.0 million of stock-based compensation expense included in the condensed consolidated statement of operations during the nine months ended September 30, 2024.

Shares of Legacy XTI common stock were issued to a non-executive officer as transaction compensation immediately prior to the XTI Merger closing time equal to 46,265 post merger shares of Company common stock. As a result of this share issuance transaction, the Company recorded $0.24 million of stock-based compensation expense included in the condensed consolidated statement of operations during the nine months ended September 30, 2024.
Note 13 - Warrants
The following table summarizes the activity of warrants outstanding:

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Number of Warrants
Beginning balance as of January 1, 2024	771,895
Legacy Inpixon warrants from merger	1,448,481
Granted	167,664
Exercised	(409,815)
Expired	(96,659)
Exchanged	(1,602,630)
Ending balance as of September 30, 2024	278,936

Exercisable as of September 30, 2024	89,780
Warrant Exercise Price Reduction

On March 21, 2024, the Company’s Board of Directors authorized a reduction in the exercise price of the warrants issued as part of the Legacy Inpixon warrant inducement that occurred on December 15, 2023 from $7.324 to $5.13 per share in accordance with the existing terms of such warrants. As the reduction in exercise price was part of the consideration for the XTI Merger, the Company accounted for the modification as part of its purchase accounting.
Warrant Exercises

On March 11, 2024, Legacy XTI entered into an amendment (the “Warrant Amendment”) with Mesa Airlines ("Mesa"). The Warrant Amendment modifies the vesting criteria with respect to the shares of common stock underlying the warrant issued by the Company to Mesa pursuant to the conditional aircraft purchase contract described below. As amended by the Warrant Amendment, (i) one-third of the shares represented by the warrant vested upon the execution and delivery of the conditional aircraft purchase contract, dated February 2, 2022, by and between the Company and Mesa, relating to the purchase of 100 TriFan 600 aircraft, (ii) one-sixth of the shares vested on March 12, 2024 in which the Company recorded $0.5 million of stock-based compensation expense for the nine months ended September 30, 2024, (iii) one-sixth of unvested shares lapsed on March 12, 2024, and (iv) one-third or 189,156 shares will vest upon the acceptance of delivery and final purchase of the first TriFan 600 aircraft by Mesa pursuant to the Aircraft Purchase Agreement. On March 12, 2024 and per a warrant exercise letter agreement, all vested warrant shares were net exercised into shares of Legacy XTI common stock immediately prior to the XTI Merger closing time, which resulted in the issuance of 283,737 shares of the Company's common stock in accordance with the exchange ratio pursuant to the XTI Merger Agreement.
To induce warrant holders to exercise warrant shares, Legacy XTI entered into exercise letter agreements with several warrant holders in February 2024 at reduced exercise prices from the original warrant agreements. The net impact of these warrant inducements to the condensed consolidated statement of operations was not material. In total, 1,182,522 warrant shares were net exercised into shares of Legacy XTI common stock immediately prior to the XTI Merger closing time, which resulted in the issuance of 105,550 shares of the Company's common stock in accordance with the exchange ratio pursuant to the XTI Merger Agreement.
During the second quarter of 2024, an additional 20,528 warrant shares originally issued by Legacy XTI were exercised into 20,528 shares of the Company's common stock at an exercise price of $0.12.
Warrant Exchanges
On April 30, 2024 and May 1, 2024, the Company entered into warrant exchange agreements with the holders of certain of our then outstanding warrants (the “Existing Warrants”) initially issued on May 17, 2023, which were exercisable for an aggregate of 918,690 shares of our common stock. Pursuant to the terms of the agreements, on May 2, 2024, the Company issued to the warrant holders 0.70 shares of common stock for each Existing Warrant, for an aggregate of 643,082 shares of common stock valued at $1,590,859, in exchange for the Existing Warrants. As the Existing Warrants were liability classified, the exchange resulted in the liability being (i) remeasured at the warrant redemption value of $1,590,859 resulting in a fair value loss of $672,174 which is reported in other income (expense) within the condensed consolidated statements of operations for the nine months ended September 30, 2024, and (ii) reclassified to stockholders' equity (deficit) within the condensed consolidated balance sheet as of September 30, 2024. Following the consummation of the warrant exchange, the Existing Warrants were cancelled and no further shares are issuable pursuant to the Existing Warrants agreement.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

On May 30, 2024, the Company entered into a warrant exchange agreement with the holder of certain warrants of the Company (the “Assumed Warrants”) to purchase shares of common stock, which Assumed Warrants were originally issued by Legacy XTI and assumed by the Company in connection with the XTI Merger. Pursuant to the terms of the agreement, the Company issued to the warrant holder an aggregate of 112,360 shares of common stock valued at $106,742 in exchange for 192,626 Assumed Warrants, which included 167,664 warrants shares granted during the nine months ended September 30, 2024 as result of price protection clauses per the Assumed Warrant agreements relating to subsequent equity sales by the Company. As the Assumed Warrants were liability classified, the exchange resulted in the liability being (i) remeasured at the warrant redemption value of $106,742 resulting in a fair value loss of $6,742 which is reported in other income (expense) within the condensed consolidated statements of operations for the nine months ended September 30, 2024, and (ii) reclassified to stockholders' equity (deficit) within the condensed consolidated balance sheet as of September 30, 2024. Following the consummation of the warrant exchange, the Assumed Warrants were cancelled and no further shares are issuable pursuant to the Assumed Warrants agreement.

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

As it relates to the aforementioned Existing Warrants issued on December 19, 2023, there were 663,581 shares of common stock issued on June 12, 2024 for $0.47 per share and 73,392 shares of common stock issued on June 13, 2024 for $0.44 per share. The Warrant Holders received a total value of $344,176 for the conversion of the Existing Warrants to shares of common stock. The Company determined the fair value of the Existing Warrants as if issued on the exchange date and compared that to the fair value of the common stock issued. The Company calculated the fair value of the Existing Warrants using a Black-Scholes Option pricing model and determined the fair value to be approximately $61,000. The inputs to the Black-Scholes Option pricing model for the June 12, 2024 redemption include a dividend rate of 0%, a risk free rate of 4.4%, a stock price of $0.47, strike price of $5.13, term of 4.51, and a volatility of 90.0%. The inputs to the Black-Scholes Option pricing model for the June 13, 2024 redemption include a dividend rate of 0%, a risk free rate of 4.3%, a stock price of $0.44, a strike price of $5.13, a term of 4.51, and a volatility of 91.0%. The fair values of the common stock issued were based on the closing stock price of the date of the exchange. The incremental increase in fair value of $283,176 was recorded as a return of capital, which reduces the additional paid-in capital on the condensed consolidated balance sheets as of September 30, 2024, and is shown as a reconciling item on the condensed consolidated statements of operations from Net Loss to Net Loss Attributable to Common Stockholders.

Note 14 - Segments

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
The commercial aviation segment is currently in the pre-revenue development stage and its primary activity is the development of the TriFan 600 aircraft. The Industrial IoT segment generates revenue primarily from the sale of real-time location system solutions for the industrial sector and its customers are primarily located in Germany and the U.S. As it relates to the Industrial IoT segment, the results disclosed in the table below only reflect activity following the XTI Merger closing through the September 30, 2024 reporting date.
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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Unallocated operating expenses include costs that are not specific to a particular segment but are general to the group; included expenses incurred for administrative and accounting staff, general liability and other insurance, accrued consulting fees and transaction bonuses relating to former Legacy Inpixon executives, professional fees and other similar corporate expenses.
The following table reflects results of operations from our business segments for the periods indicated below (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue by Segment
Industrial IoT	$918	$—	$2,169	$—
Commercial Aviation	—	—	—	—
Total segment revenue	$918	$—	$2,169	$—

Gross profit by Segment
Industrial IoT	$520	$—	$1,323	$—
Commercial Aviation	—	—	—	—
Gross profit by Segment	$520	$—	$1,323	$—

Research and Development Expenses by Segment
Industrial IoT	$609	$—	1,361	—
Commercial Aviation	619	472	1,479	1,299
Research and Development Expenses by Segment	$1,228	$472	$2,840	$1,299

Income (loss) from operations by Segment
Industrial IoT	$(1,312)	$—	$(2,788)	$—
Commercial Aviation	1,788	(2,378)	(7,161)	(7,702)
Loss from operations by segment	$476	$(2,378)	$(9,949)	$(7,702)
Unallocated costs	(4,692)	—	(17,071)	—
Consolidated loss from operations	$(4,216)	$(2,378)	$(27,020)	$(7,702)
The following table presents total assets by reportable segment (in thousands):

	September 30,	December 31,
	2024	2023
Industrial IoT	$21,583	$—
Commercial Aviation	1,231	509
Total assets by segment	$22,814	$509
Corporate	6,469	—
Total consolidated assets	$29,283	$509
The reporting package provided to the Company's CODM does not include the measure of assets by segment as that information isn't reviewed by the CODM when assessing segment performance or allocating resources.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Note 15 - Fair Value Measurements and Fair Value of Financial Instruments
The Company measures certain financial assets and liabilities at fair value on a recurring basis. The Company determines fair value based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, as determined by either the principal market or the most advantageous market. Inputs used in the valuation techniques to derive fair values are classified based on a three-level hierarchy. These levels are:

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
Financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, warrant asset, accounts payable, warrant liability, convertible notes, and the loan conversion derivative. Cash and cash equivalents, accounts receivable and accounts payable are stated at their respective carrying amounts, which approximate fair value due to their short-term nature.
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
Damon Motors Convertible Note
On October 26, 2023, Legacy Inpixon purchased a convertible note through a private placement in aggregate principal amount of $3.0 million for a purchase price of $3.0 million from Damon Motors Inc. Interest on the convertible note accrues at 12% per annum. The note was subsequently amended. As amended, the note matures on November 30, 2024. The convertible note is subject to certain conversion features which include qualified financing, and/or qualified transaction, as defined in the securities purchase agreement. The note will be required to convert upon Damon Motors Inc. completing a public company event. In addition, Damon Motors Inc. issued a five-year warrant to purchase 1,096,321 shares of Damon Motors Inc. common stock in connection with the note. Management notes the Warrant is freestanding. The exercise price per Common Share is $2.7364. The Warrant provides for cashless exercise after 180 days following the closing of the public company event should there be no effective registration statement. The convertible note receivable is not traded in active markets and its fair value was determined using a present value technique. The convertible note receivable is accounted for as an available-for-sale debt security based on “Level 3” inputs, which consist of unobservable inputs and reflect management’s estimates of assumptions that market participants would use in pricing the asset, with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income (loss). The Warrant is accounted for as an equity security based on “Level 3” inputs, which consist of unobservable inputs and reflect management’s estimates of assumptions that market participants would use in pricing the asset, recorded at fair value with subsequent changes in fair value recorded in earnings. The convertible note's and warrant's values as of September 30, 2024 total $4.0 million and are included in Notes Receivable, $3.6 million, and Warrant asset, $0.4 million, on the condensed consolidated balance sheets.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

The Company's assets and liabilities measured at fair value consisted of the following at the periods indicated:

	Fair value at September 30, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Notes receivable	$3,601	$—	$—	$3,601
Warrant asset	424	—	—	424
Total assets	4,025	—	—	4,025

	Fair Value at December 31, 2023
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$497	$—	$—	$497
Convertible notes, at fair value	16,804	—	—	16,804
Loan conversion derivatives	333	—	—	333
Total liabilities	17,634	—	—	17,634
The table below provides a summary of changes in the estimated fair value of the Company's Level 3 assets and liabilities:

	Notes receivable	Warrant asset	Warrant liability	Convertible notes, at fair value	Loan conversion derivatives
Balance at January 1, 2024	$—	$—	$497	$16,804	$333
Acquired	3,264	448	920	—	—
Change in fair value	—	—	(398)	(12,882)	—
Exchanged / Conversion to Equity	—	—	—	(3,922)	(333)
Balance at March 31, 2024	$3,264	$448	$1,019	$—	$—
Change in fair value	38	(24)	679	—	—
Accrued interest	91	—	—	—	—
Debt discount recognition	49	—	—	—	—
Exchanged / Conversion to Equity	—	—	(1,698)	—	—
Balance at June 30, 2024	$3,442	$424	$—	$—	$—
Change in fair value	20	—	—	—	—
Accrued interest	90	—	—	—	—
Debt discount recognition	49	—	—	—	—
Balance at September 30, 2024	$3,601	$424	$—	$—	$—

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Note 16 - Foreign Operations
Prior to the XTI Merger, the Company’s operations were located primarily in the United States. After the XTI Merger, the Company's operations are located primarily in the United States, Germany, and the United Kingdom. Revenues by geographic area are attributed by country of domicile of our subsidiaries. The financial data by geographic area are as follows (in thousands):

	United States	Germany	United Kingdom	Eliminations	Total
For the Three Months Ended September 30, 2024:
Revenues by geographic area	$435	$622	$—	$(139)	$918
Operating (loss) income by geographic area	$(3,167)	$(1,049)	$—	$—	$(4,216)
Net (loss) income by geographic area	$(3,389)	$(1,046)	$—	$—	$(4,435)
For the Three Months Ended September 30, 2023:
Revenues by geographic area	$—	$—	$—	$—	$—
Operating (loss) income by geographic area	$(2,378)	$—	$—	$—	$(2,378)
Net (loss) income by geographic area	$(2,703)	$—	$—	$—	$(2,703)
For the Nine Months Ended September 30, 2024:
Revenues by geographic area	$758	$1,689	$—	$(278)	$2,169
Operating (loss) income by geographic area	$(25,146)	$(1,874)	$—	$—	$(27,020)
Net (loss) income by geographic area	$(19,886)	$(1,861)	$—	$—	$(21,747)
For the Nine Months Ended September 30, 2023:
Revenues by geographic area	$—	$—	$—	$—	$—
Operating (loss) income by geographic area	$(7,702)	$—	$—	$—	$(7,702)
Net (loss) income by geographic area	$(8,897)	$—	$—	$—	$(8,897)
As of September 30, 2024:
Identifiable assets by geographic area	$43,253	$23,322	$10	$(37,302)	$29,283
Long lived assets by geographic area	$2,086	$3,449	$—	$—	$5,535
Goodwill by geographic area	$3,142	$9,596	$—	$—	$12,738
As of December 31, 2023:
Identifiable assets by geographic area	$509	$—	$—	$—	$509
Long lived assets by geographic area	$278	$—	$—	$—	$278
Goodwill by geographic area	$—	$—	$—	$—	$—

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Note 17 - Related Party Transactions
Refer to Note 9 for disclosures on related party debt transactions.
David Brody, board member and founder of Legacy XTI, provided legal and strategic consulting services for the Company. During the nine months ended September 30, 2024 and 2023, amounts paid by the Company to Mr. Brody were not significant. The Company had no payables to Mr. Brody at September 30, 2024 and had accrued $0.3 million of fees as of December 31, 2023 which is included in Related Party Payables within the accompanying condensed consolidated balance sheets. Pursuant to an amendment to the consulting agreement, the outstanding payable was waived by Mr. Brody, which was accounted for as a capital contribution, and the consulting agreement terminated in connection with the XTI Merger closing.

Scott Pomeroy, the Company's CEO and Chairman, who was the CFO and board member of Legacy XTI up until the XTI Merger closing, provided consulting services to the Company during the nine months ended September 30, 2024 and 2023. Amounts paid to Mr. Pomeroy were not significant. As of September 30, 2024 and December 31, 2023, the Company owed Mr. Pomeroy accrued consulting compensation of $0.1 million, which is included in Related Party Payables within the accompanying condensed consolidated balance sheets. In addition and as disclosed in Note 12, Mr. Pomeroy was issued shares of Legacy XTI as transaction compensation immediately prior to the XTI Merger.
Transactions with AVX Aircraft Company
On March 25, 2024, the Company entered into a letter agreement, as amended on June 17, 2024, with AVX Aircraft Company ("AVX") whereas AVX is to provide consulting and advisory services relating to the development and design of the TriFan 600 aircraft. The Company's Chairman and CEO, Scott Pomeroy, and board member, David Brody, also sit on the Board of AVX. Additionally, as of the date of this report, David Brody owns approximately 26% of the issued and outstanding shares of AVX. During the three and nine months ended September 30, 2024, the Company paid AVX $0.8 million and $0.9 million in consulting fees, respectively, which included advance deposits for future services. As of September 30, 2024, the deposit balance for future services was approximately $0.5 million, and is included in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets.
Agreements with Prior "Legacy Inpixon" CEO

On March 12, 2024, the Company entered into a consulting agreement with Mr. Nadir Ali (the “Ali Consulting Agreement”), the Company's former Chief Executive Officer. Mr. Ali, through a company of which he is a controlling member, currently holds shares of the Company's Series 9 Preferred Stock as disclosed in Note 11. Pursuant to the Ali Consulting Agreement, following the closing of the XTI Merger, Mr. Ali will provide consulting services to the Company for 15 months ("Ali Consulting Period") or until earlier termination in accordance with its terms. During the Ali Consulting Period, the Company will pay him an aggregate of $0.3 million.

In addition, the Company shall pay Mr. Ali (a) the amount of $1.5 million due three months following the Closing, and (b) the aggregate amount of $4.5 million, payable in 12 equal monthly installments, starting four months after the closing date of the XTI Merger (the payments described in (a) and (b), each an “Equity Payment”). Each Equity Payment may be made, in Company’s discretion, in (i) cash, (ii) fully vested shares of common stock under the Company’s equity incentive plan, or a combination of cash and registered shares. As of the date of this report, the Company repaid the initial $1.5 million owed to Mr. Ali under the Ali Consulting Agreement. During the three and nine months ended September 30, 2024, the Company recognized compensation expense of $1.0 million and $2.6 million, respectively, which is included in general and administrative expenses on the condensed consolidated statements of operations, relating to the Ali Consulting Agreement. As of September 30, 2024, the Company owed Mr. Ali accrued consulting fees of approximately $1.0 million, which is included in accounts payable on the accompanying condensed consolidated balance sheets.

On July 24, 2023, the compensation committee of the Board (the “Compensation Committee”) adopted a Transaction Bonus Plan, which was amended on March 11, 2024, and was intended to provide incentives to certain employees, including Mr. Ali, and other service providers to remain with the Company through the consummation of a qualifying transaction. As of September 30, 2024, the Company had an transaction bonus obligation of approximately $2.7 million payable to Mr. Ali, which is included in accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheets.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Grafiti Group Divesiture
On February 21, 2024, Inpixon completed the disposition of the remaining portion of the Shoom, SAVES, and GYG business lines and assets ("Grafiti Group Divestiture") in accordance with the terms and conditions of an Equity Purchase Agreement, dated February 16, 2024, by and among Inpixon (“Seller”), Grafiti LLC, and Grafiti Group LLC (an entity controlled by Nadir Ali, the Company's former CEO) (“Buyer”). Pursuant to the terms, Buyer acquired from 100% of the equity interest in Grafiti LLC, including the assets and liabilities primarily relating to Inpixon’s Saves, Shoom and Game Your Game business, including 100% of the equity interests of Inpixon India, Grafiti GmbH (previously Inpixon Gmbh) and Game Your Game, Inc. from the Company for a minimum purchase price of $1.0 million paid in two annual cash installments of $0.5 million due within 60 days after December 31, 2024 and 2025. The purchase price and annual cash installment payments will be (i) increased for 50% of net income after taxes, if any, from the operations of Grafiti LLC for the years ended December 31, 2024 and 2025; (ii) decreased for the amount of transaction expenses assumed; (iii) increased or decreased by the amount working capital of Grafiti LLC on the closing balance sheet is greater or less than $1.0 million. The Company notes that $0.5 million of the receivable is included in current assets as other receivables in the Company's condensed consolidated balance sheet as of September 30, 2024, and the remaining $0.5 million of the receivable is included in long term assets as other assets in the Company's condensed consolidated balance sheet as of September 30, 2024.

Note 18 - Commitments and Contingencies
Litigation
From time to time, the Company is subject to various claims, charges and litigation matters that arise in the ordinary course of business. The Company records a provision for a liability when it is both probable that the loss has been incurred and the amount of the loss can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be reasonably estimated, it discloses the possible loss or range of loss. Any potential gains associated with legal matters are not recorded until the period in which all contingencies are resolved and the gain is realized or realizable. Depending on the nature and timing of any such proceedings that may arise, an unfavorable resolution of a matter could materially affect the Company’s future consolidated results of operations, cash flows or financial position in a particular period. Except if otherwise indicated, it is not reasonably possible to determine the probability of loss or estimate damages for any of the matters discussed below, and therefore, the Company has not established reserves for any of these matters.
On December 6, 2023, Xeriant filed a complaint against Legacy XTI, along with two unnamed companies and five unnamed persons, in the United States District Court for the Southern District of New York (the "Xeriant Matter"). On January 31, 2024, Xeriant filed an amended complaint, which added the Company as a defendant to the Xeriant Matter. On February 29, 2024, Xeriant filed a second amended complaint. The Xeriant Matter alleges that Legacy XTI has prevented Xeriant from obtaining compensation owed under various agreements entered into between Xeriant and Legacy XTI, including but not limited to a joint venture agreement, a cross-patent license agreement, an operating agreement, and a letter dated May 17, 2022 (the “May 17 letter”). In particular, Xeriant contends that Legacy XTI gained substantial advantages from the intellectual property, expertise, and capital deployed by Xeriant in the design and development of Legacy XTI’s TriFan 600 aircraft yet has excluded Xeriant from the transaction involving the TriFan 600 technology in its merger with Legacy Inpixon, which has resulted in a breach of the May 17 letter. Xeriant seeks damages in excess of $500 million, injunctive relief enjoining us from engaging in any further misconduct, the imposition of a royalty obligation, and such other relief as deemed appropriate by the court.
On March 13, 2024, Legacy XTI moved for partial dismissal of the Xeriant Matter. The case is in its early stages, no discovery with respect to the Company has occurred. The Court has not scheduled hearings for Legacy XTI’s motion nor otherwise ruled upon it. Legacy XTI nevertheless denies the allegations of wrongdoing contained in the second amended complaint and is vigorously defending against the lawsuit.
In connection with the Xeriant Matter, on June 12, 2024, we received a letter from counsel for Auctus Fund, LLC (“Auctus”), dated April 3, 2024, claiming that, pursuant to the above-referenced May 17 letter by and between Xeriant and Legacy XTI, as a result of the XTI Merger and Legacy XTI’s entry into a promissory note agreement with Legacy Inpixon in March 2023, XTI Aerospace and Legacy XTI may have assumed Xeriant’s obligations under that certain Senior Secured Promissory Note in the principal amount of $6,050,000 issued by Xeriant to Auctus, including the obligation to repay Auctus all principal and accrued and unpaid interest thereunder, which Auctus claims was $8,435,008.81 as of April 3, 2024. In July 2024, Legacy XTI

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

responded to such letter and indicated that it believes that the May 17 letter is invalid and unenforceable on several bases. It further explained that even if it were valid and enforceable, Legacy XTI does not believe such letter resulted in, or otherwise triggered, the assumption of obligations of Xeriant under the Senior Secured Promissory Note or any other obligation on the part of Legacy XTI. There have been no further developments on this matter. We are unable to make a reasonable estimate of a potential loss, if any, on this matter. To the extent suits or actions are commenced with respect to this matter, we intend to vigorously defend against any and all claims.
On or about August 1, 2024, Chardan Capital Markets LLC (”Chardan”) commenced an arbitration (the “Arbitration”) before FINRA against the Company and its subsidiary, XTI Aircraft Company (“Aircraft”). Aircraft and Chardan are parties to an engagement letter agreement (the “Agreement”). In the Arbitration, Chardan alleges that the Company is bound by the Agreement even though it did not sign the Agreement, which the Company denies. Chardan further alleges that Aircraft and the Company breached the Agreement by not making separate payments to Chardan of $200,000, $94,511, $484,044 and $174,000. Chardan also seeks to recover unspecified amounts relating to an alleged right of first refusal to perform banking services that the Company supposedly did not honor, including with respect to an At-The-Market securities offering that was underwritten by The Maxim Group LLC. The Company and Aircraft deny that Chardan performed its duties under the Agreement and otherwise that Chardan is owed any sums under the Agreement. The Company has filed a petition in the U.S. District Court for the Southern District of New York seeking to stay the Arbitration to the extent that it has been asserted against the Company. The Company has indicated that it plans to prosecute the foregoing Petition and, if the Arbitration is not stayed, defend against the Arbitration vigorously. As of September 30, 2024, the Company has accrued $200,000 relating to the Agreement, which is included in accounts payable on the condensed consolidated balance sheets.
Financial Advisory Fees

Pursuant to the terms of an amended advisory fees agreement between the Company and Maxim Group ("Maxim"), the Company is obligated to pay Maxim $0.2 million which becomes payable upon the closing of one or more debt or equity financings for which Maxim serves as placement agent or underwriter and in which the Company raises minimum aggregate gross proceeds of $10 million.
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

As of September 30, 2024, liability amounts of approximately $0.4 million and $0.1 million are included in accrued expenses and other current liabilities and related party payables, respectively, on the accompanying condensed consolidated balance sheets relating to deferred compensation and retention bonuses under this plan.
Consulting Arrangement with Prior "Legacy Inpixon" CFO

On March 12, 2024, the Company also entered into a Consulting Agreement with Ms. Wendy Loundermon (the “Loundermon
Consulting Agreement”), the Company's former Chief Financial Officer. Pursuant to the Loundermon Consulting Agreement,
following the Closing, Ms. Loundermon will provide consulting services to the Company for one year or until earlier termination in accordance with its terms (the “Loundermon Consulting Period”). As compensation for Ms. Loundermon’s consulting services, the Company will pay her (i) $83,333 per month for the first six months of the Loundermon Consulting Period for services she performs on an as-needed basis during the Loundermon Consulting Period regarding the transition of the

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

management of the Company’s financial reporting function to ensure continuity of business operations, and (ii) $300 per hour for services performed on an as needed basis regarding the preparation and filing of Company’s public company financial reporting and compliance matters including accounting, payroll, audit and tax compliance functions. During the three and nine months ended September 30, 2024, the Company recognized compensation expense of $211,063 and $577,880, respectively, which is included in general and administrative expenses on the condensed consolidated statements of operations, relating to Ms. Loundermon's consulting arrangement. As of September 30, 2024, the Company owed Ms. Loundermon accrued consulting fees of $522,619, which is included in accounts payable and accrued expenses within the accompanying condensed consolidated balance sheets.

Transaction Bonus Plan

On July 24, 2023, the compensation committee of the Board (the “Compensation Committee”) adopted a Transaction Bonus Plan, which was amended on March 11, 2024, and was intended to provide incentives to certain employees and other service providers to remain with the Company through the consummation of a qualifying transaction. During the second quarter of 2024, the Company accrued 100% or $6.7 million of the transaction bonuses, which is included in general and administrative within the accompanying condensed consolidated statements of operations, as the bonuses became payable upon the earlier of the closing of financing or June 30, 2024. As of September 30, 2024, the Company had an aggregate accrued transaction bonus obligation of 5.5 million, which is included in accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheets.

Note 19 - Net Loss Per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted loss per share attributable to common stockholders (in thousands, except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net Loss	$(4,435)	$(2,703)	$(21,747)	$(8,897)

Less: Preferred stock return and dividend	(185)	—	(496)	—
Less: Deemed dividend	(54)	—	(514)	—
Net Loss Attributable to Common Stockholders, basic and diluted	$(4,674)	$(2,703)	$(22,757)	$(8,897)

Net Loss Per Share - Basic and Diluted	$(0.13)	$(0.66)	$(1.23)	$(2.26)

Weighted Average Shares Outstanding, Basic and Diluted	34,986,105	4,116,700	18,439,744	3,931,075

The basic earnings per share calculation for the three months ended September 30, 2024 and 2023 included 209,688 and 608,528 penny warrant shares, respectively, since the exercise price was $0.01 per share. The basic earnings per share calculation for the nine months ended September 30, 2024 and 2023 included 608,528 and 608,528 of penny warrants shares, respectively. Additionally, the basic earnings per share calculation for the three months ended September 30, 2023 and for the nine months ended September 30, 2024 and 2023 included 298,395 shares of common stock that were issuable to Xeriant Inc. ("Xeriant") related to the joint venture arrangement that expired by its term on May 31, 2023. The shares were issued to Xeriant for no additional consideration immediately prior to the XTI Merger.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

The following potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Options	12,818,530	1,161,688	5,791,342	1,095,195
Warrants	278,963	163,603	457,094	142,276
Convertible preferred stock	2	—	2	—
Convertible notes	—	679,828	345,695	650,027
Total	13,097,495	2,005,119	6,594,133	1,887,498

Note 20 - Subsequent Events

Subsequent to September 30, 2024 and through the date of this report, the Company entered into exchange agreements with the holder of shares of the Company’s Series 9 Preferred Stock pursuant to which the Company and the holder exchanged an aggregate 1,725 shares of Series 9 Preferred Stock with an aggregate stated value of approximately $1.8 million for an aggregate 25,071,318 shares of common stock at an effective price per share ranging between $0.05 and $0.19.
Subsequent to September 30, 2024 and through the date of this report, the Company issued an aggregate 88,509,614 shares of common stock in connection with the ATM Offering at per share prices between approximately $0.06 and $0.19, resulting in aggregate net proceeds to the Company of approximately $6.5 million.
On July 9, 2024, the Company received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC ("Nasdaq") indicating that, based upon the closing bid price of the Company’s common stock for the last 30 consecutive business days beginning on May 23, 2024, and ending on July 8, 2024, the Company no longer meets the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided a period of 180 calendar days, or until January 6, 2025, in which to regain compliance with the minimum bid price requirement. On November 7, 2024, the Company received another letter (the "Low Price Deficiency Letter") from Nasdaq notifying the Company that, as of November 6, 2024, the Company’s common stock had a closing bid price of $0.10 or less for ten consecutive trading days. Accordingly, the Company is subject to the provisions contemplated under Listing Rule 5810(c)(3)(A)(iii) (the "Low Priced Stocks Rule"). As a result, Nasdaq has determined to delist the Company’s securities from The Nasdaq Capital Market (the "Determination"), unless the Company requests an appeal of the Determination on or prior to November 14, 2024, pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series. The Company requested a hearing before the Nasdaq Hearings Panel (the "Panel") to appeal the Determination and to address compliance with the Low Priced Stocks Rule. The Low Price Deficiency Letter states that hearings are typically scheduled to occur approximately 30-45 days after the date of the hearing request. The Company will be asked to provide the Panel with a plan to regain compliance, which plan the Company is in the process of preparing. The Low Price Deficiency Letter has no immediate effect on the listing of the Company’s common stock on Nasdaq and its common stock will continue to be listed on the Nasdaq Capital Market under the symbol "XTIA." While the appeal process is pending, the suspension of trading of the Company’s common stock would be stayed and the Company’s common stock would continue to trade on The Nasdaq Capital Market until the hearing process concludes and the Panel issues a written decision. There can be no assurance, however, that the Company will be successful in its appeal to the Panel or be able to regain or maintain compliance with the Nasdaq listing rules.

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

Overview of Our Business

Following the closing of the XTI Merger, we are primarily an aircraft development company. We also provide real-time location systems (“RTLS”) for the industrial sector, which was our primary focus prior to the closing of the XTI Merger. Headquartered in Englewood, Colorado, XTI Aerospace is developing a vertical takeoff and landing ("VTOL") aircraft that is designed to take off and land like a helicopter and cruise like a fixed-wing business aircraft. We believe our initial configuration, the TriFan 600, will be one of the first civilian fixed-wing VTOL aircraft that offers the speed, range and comfort of a business aircraft and the versatility of a helicopter for a wide range of customer applications, including private aviation for business and high net worth individuals, emergency medical services, and commuter and regional air travel. Since 2013, we have been engaged primarily in developing the design and engineering concepts for the TriFan 600, building and testing a two-thirds scale unmanned version of the TriFan 600, generating pre-orders for the TriFan 600, and seeking funds from investors to enable the Company to build full-scale piloted prototypes of the TriFan 600, and to eventually engage in commercial production and sale of the TriFan 600 aircraft.

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

We report financial results for two segments: Commercial Aviation and Industrial IoT. For Industrial IoT, we generate revenue from sales of hardware, software licenses and professional services. For Commercial Aviation, the segment is pre-revenue as we are currently developing the TriFan 600 aircraft.

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

Industrial IoT

In addition, our Industrial IoT business is characterized by innovation and rapid change. Our RTLS Indoor Intelligence products compete with companies such as Aruba, Cisco, Juniper Networks/Mist Systems, Ubisense, Sewio, Kinexon, Zebra Technologies and other mostly vertical focused RTLS companies. Some competitors determine positioning primarily using BLE or Wi-Fi and, therefore, we believe they cannot achieve the same accuracy that we do and so cannot meet some customers' needs. Many RTLS competitors are focused on one technology and/or vertical and, at this time, we believe none of them have as complete an offering of tags, anchors, positioning, engine, software, integrations and analytics. We believe we offer a unique and differentiated approach to the market with our Industrial IoT business which is comprehensive, scalable, and technology-agnostic.

Recent Events
The Company completed its merger with Legacy XTI on March 12, 2024, which was structured as a reverse triangular merger.
Compliance with Nasdaq Continued Listing Requirements
On July 9, 2024, the Company received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC ("Nasdaq") indicating that, based upon the closing bid price of the Company’s common stock for the last 30 consecutive business days beginning on May 23, 2024, and ending on July 8, 2024, the Company no longer meets the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided a period of 180 calendar days, or until January 6, 2025, in which to regain compliance with the minimum bid price requirement.
On November 7, 2024, the Company received another letter (the "Low Price Deficiency Letter") from Nasdaq notifying the Company that, as of November 6, 2024, the Company’s common stock had a closing bid price of $0.10 or less for ten consecutive trading days. Accordingly, the Company is subject to the provisions contemplated under Listing Rule 5810(c)(3)(A)(iii) (the "Low Priced Stocks Rule"). As a result, Nasdaq has determined to delist the Company’s securities from The Nasdaq Capital Market (the "Determination"), unless the Company requests an appeal of the Determination on or prior to November 14, 2024, pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series.
The Company requested a hearing before the Nasdaq Hearings Panel (the "Panel") to appeal the Determination and to address compliance with the Low Priced Stocks Rule. The Low Price Deficiency Letter states that hearings are typically scheduled to occur approximately 30-45 days after the date of the hearing request. The Company will be asked to provide the Panel with a plan to regain compliance, which plan the Company is in the process of preparing.

The Low Price Deficiency Letter has no immediate effect on the listing of the Company’s common stock on Nasdaq and its common stock will continue to be listed on the Nasdaq Capital Market under the symbol "XTIA." While the appeal process is pending, the suspension of trading of the Company’s common stock would be stayed and the Company’s common stock would continue to trade on The Nasdaq Capital Market until the hearing process concludes and the Panel issues a written decision. There can be no assurance, however, that the Company will be successful in its appeal to the Panel or be able to regain or maintain compliance with the Nasdaq listing rules.
Employment Agreement with Chief Strategy Officer
The Company entered into an employment agreement with Tobin Arthur on September 19, 2024, effective as of such date (the "Arthur Employment Agreement"), pursuant to which Mr. Arthur agreed to serve as the Company’s Chief Strategy Officer. Pursuant to the terms of the Arthur Employment Agreement, Mr. Arthur is entitled to receive an annual base salary of $300,000, which may be increased by the Board from time to time in its sole discretion. Mr. Arthur is also entitled to receive an annual cash bonus of up to a baseline of 60% of his base salary, with the right and ability to earn up to a cap of 90% of his base salary, applying a weighted average percentage of the objective and subjective criteria and milestones set forth in the Arthur Employment Agreement, which include target amounts and target dates for equity investments received by the Company and the Company’s average market cap in addition to the completion of certain milestones in the development of the Company’s TriFan 600 aircraft. The Board will determine and award the annual cash bonus within 30 days after the end of each calendar year during Mr. Arthur’s employment period. Pursuant to the Arthur Employment Agreement, the Compensation Committee of the Board granted Mr. Arthur stock options to purchase 1,171,875 shares of the Company’s common stock under the Company’s 2018 Employee Stock Incentive Plan, as amended. The stock options have a grant date of September 19, 2024 and an exercise price of $0.473 per share. The stock options vest 1/3rd annually over three years starting from August 1, 2024, and expire ten years after the grant date. Mr. Arthur’s employment agreement term ends on December 31, 2025, with one automatic one-year extension to December 31, 2026, unless either party provides prior notice of non-renewal on or before March 31, 2025.
The Arthur Employment Agreement provides that Mr. Arthur’s receipt of compensation following termination of employment is subject to his execution of a release releasing all claims against the Company and its executives, directors and employees, other than as prohibited by law. If Mr. Arthur is terminated without cause (other than due to death or disability) or if he resigns for good reason (as such terms are defined in the Arthur Employment Agreement), then Mr. Arthur will be entitled to (i) a severance payment equivalent to the base salary that would have been paid to him through the end of the employment period, (ii) payment for any unused vacation accrued to the date of termination, (iii) payment for any accrued but unpaid expenses through the date of termination and (iv) any benefits to which he may be entitled upon termination pursuant to the terms of any applicable plans and programs or as may be required by applicable law. If Mr. Arthur terminates for good reason, in addition to the foregoing compensation and benefits, he is entitled to receive reimbursements of premium payments for continuation coverage under applicable state or federal law, in the event he elects such continuation coverage, for the remainder of his employment period, or, if longer, for a period of six months after termination of employment. If Mr. Arthur is terminated for cause, then immediately following such termination, he is entitled only to any unpaid compensation and unreimbursed expenses.
The Arthur Employment Agreement is filed as Exhibit 10.5 to this Quarterly Report on Form 10-Q, and the description above of the material terms of the Arthur Employment Agreement is qualified in its entirety by reference to the full text of such exhibit.
Resignation of Chief Legal Officer
Effective as of October 28, 2024, the Company’s board of directors appointed Jennifer Gaines as the Company’s Chief Legal Officer and, in connection with her appointment, the Company entered into an employment agreement with Ms. Gaines, effective as of October 28, 2024, which is filed as Exhibit 10.9 to this Quarterly Report on Form 10-Q. As disclosed under Part II, Item 5 of this report, on November 12, 2024, Jennifer Gaines amicably resigned as Chief Legal Officer of the Company, effective immediately.
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

We will perform our annual goodwill impairment test required by ASC 350 as of October 1st of each year. In testing goodwill for impairment, we analyze qualitative factors as stated within ASC 350 to determine if the fair value of our single reporting unit may be less than the carrying value of the reporting unit. We have one reporting unit (Industrial IoT). If the fair value of the reporting unit, based on qualitative factors, may be less than the carrying value of the reporting unit, we then perform the goodwill impairment test required under ASC 350 by comparing the fair value of the reporting unit with the carrying value of the reporting unit and, if the fair value is less than the carrying value, the amount that the carrying value exceeds fair value represents the amount of goodwill impairment. Accordingly, we would recognize an impairment loss in the amount of such excess.

In the Merger we recorded approximately $12.4 million in goodwill which allocated to our Industrial IOT reporting unit. Since the closing date of the Merger on March 12, 2024, the price of our common stock has declined significantly and may continue to fluctuate in future periods. A sustained decrease in the price of our common stock is one of the qualitative factors to be considered as part of an impairment test when evaluating whether events or changes in circumstances may indicate that it is more likely than not that a potential goodwill impairment exists. We will continue monitoring the analysis of the qualitative and quantitative factors used as a basis for the goodwill impairment test during fiscal year 2024 and at the Company’s October 1st annual testing date. As of September 30, 2024, Management evaluated potential triggers and completed a qualitative assessment and determined in the aggregate, it is not more likely than not, that the fair value of the Goodwill is less than its carrying value. To corroborate this conclusion, we entered into an agreement for a proposed equity investment at a post-money valuation in line with the fairness opinion obtained in July 2023 and compared our equity carrying value to our market capitalization and concluded that there was no goodwill impairment during the nine months ended September 30, 2024. If the negative volatility of our market capitalization is sustained, it is possible that our goodwill could become impaired, which could result in a material charge and adversely affect our results of operations.
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

Inducement loss on debt conversions includes primarily the inducement charges incurred by Legacy XTI when it entered into voluntary note conversion letter agreements with several note holders during the first quarter of 2024. Per the letter agreements, principal and accrued interest under the notes was converted at a reduced conversion price into shares of Legacy XTI common stock immediately prior to the XTI Merger closing time, which converted into shares of the Company's common stock upon the closing of the XTI Merger. The Company accounted for these conversions as an inducement and, as such, recognized a loss related to the fair value of the additional shares issued compared to the original terms of the convertible notes.

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

RESULTS OF OPERATIONS
Three Months Ended September 30, 2024 compared to the Three Months Ended September 30, 2023
The following table sets forth selected consolidated financial data and as a percentage of period-over-period change:

	Three Months Ended September 30,
	2024	2023
(in thousands, except percentages)	Amount	Amount	$ Change	% Change*
Revenues	$918	$—	$918	**
Cost of revenues	$398	$—	$398	**
Gross profit	$520	$—	$520	**
Operating expenses	$4,736	$2,378	$2,358	99%
Loss from operations	$(4,216)	$(2,378)	$(1,838)	77%
Other income (expense)	$(219)	$(325)	$106	(33)%
Provision for income taxes	$—	$—	$—	**
Net loss	$(4,435)	$(2,703)	$(1,732)	64%
*    Amounts used to calculate dollar and percentage changes are based on numbers in the thousands. Accordingly, calculations in this item, which may be rounded to the nearest hundred thousand, may not produce the same results.

** Comparisons between positive and negative numbers and with a zero are not meaningful.
Revenues

Revenues for the three months ended September 30, 2024 were $0.9 million compared to $0.0 million for the comparable period in the prior year for an increase of approximately $0.9 million. The revenue amount for the three months ended September 30, 2024 represents the results of the revenue-generating Industrial IoT segment, whereas the Company was pre-revenue in 2023. We expect revenues for the fourth quarter of 2024 to remain consistent with the third quarter of 2024.
Cost of Revenues
Cost of revenues for the three months ended September 30, 2024 were $0.4 million compared to $0.0 million for the comparable period in the prior year. The cost of revenues amount for the three months ended September 30, 2024 represents the results of the revenue-generating Industrial IoT segment, whereas the Company was pre-revenue in 2023.
Gross Profit
Gross profit for the three months ended September 30, 2024 was $0.5 million compared to $0.0 million for the comparable period in the prior year. The gross profit amount for the three months ended September 30, 2024 represents the results of the revenue-generating Industrial IoT segment, whereas the Company was pre-revenue in 2023. Revenue and gross profit for the three months ended June 30, 2024 was $1.03 million and $0.7 million, respectively. The decline in gross profit for the quarter ended September 30, 2024 compared to the quarter ended June 30, 2024 of approximately $0.2 million was primarily driven by a decline in revenue and the recognition of a one-time inventory impairment charge of approximately $0.04 million during the quarter ended September 30, 2024. We expect gross profit for the quarter ended December 31, 2024 to be similar to the quarter ended June 30, 2024.
Operating Expenses
Operating expenses for the three months ended September 30, 2024 were $4.7 million and $2.4 million for the comparable period ended September 30, 2023. During the three months ended September 30, 2024, we recognized one-time income of $2.3 million, which is included in general and administrative expenses, relating to the forfeiture of vested stock options previously granted to the former CEO of Legacy XTI. Excluding the income recognized from the aforementioned stock option forfeiture, operating expenses increased by approximately $4.7 million due primarily to (i) an increase in expenditures relating to the development of the TriFan 600 aircraft, (ii) an increase in consulting compensation mainly attributable to consulting arrangements entered into with prior executives of Legacy Inpixon on March 12, 2024, (iii) an increase in public company-related professional fees as the 2023 historical results reflect the operations of a private company, Legacy XTI, and (iv) the inclusion of the operating results of the Industrial IoT segment as of the closing of the XTI Merger. After excluding one-time items, we expect total operating expenses for the fourth quarter of 2024 to remain comparable to the third quarter.
Other Income (Expense)
Other income (expense) for the three months ended September 30, 2024 was a loss of $0.2 million compared to a loss of $0.3 million for the comparable period in the prior year. This fluctuation in other income (expense) of approximately $0.1 million was primarily attributable to a decline in interest expense as a result of Legacy XTI convertible notes being converted into equity immediately prior to the XTI Merger closing.
Provision for Income Taxes
The provision for income tax for the three months ended September 30, 2024 and 2023 was immaterial.

Nine Months Ended September 30, 2024 compared to the Nine Months Ended September 30, 2023
The following table sets forth selected consolidated financial data and as a percentage of period-over-period change:

	Nine Months Ended September 30,
	2024	2023
(in thousands, except percentages)	Amount	Amount	$ Change	% Change*
Revenues	$2,169	$—	$2,169	**
Cost of revenues	$846	$—	$846	**
Gross profit	$1,323	$—	$1,323	**
Operating expenses	$28,343	$7,702	$20,641	268%
Loss from operations	$(27,020)	$(7,702)	$(19,318)	251%
Other income (expense)	$5,289	$(1,195)	$6,484	(543)%
Provision for income taxes	$(16)	$—	$(16)	**
Net loss	$(21,747)	$(8,897)	$(12,850)	144%
*    Amounts used to calculate dollar and percentage changes are based on numbers in the thousands. Accordingly, calculations in this item, which may be rounded to the nearest hundred thousand, may not produce the same results.
** Comparisons between positive and negative numbers and with a zero are not meaningful.
Revenues

Revenues the nine months ended September 30, 2024 were $2.2 million compared to $0.0 million for the comparable period in the prior year for an increase of approximately $2.2 million. The revenue amount for the nine months ended September 30, 2024 represents the results of the revenue-generating Industrial IoT segment following the XTI Merger closing date of March 12, 2024 through the September 30, 2024 reporting date, whereas the Company was pre-revenue in 2023.
Cost of Revenues
Cost of revenues for the nine months ended September 30, 2024 were $0.8 million compared to $0.0 million for the comparable period in the prior year. The cost of revenues amount for the nine months ended September 30, 2024 represents the results of the revenue-generating Industrial IoT segment following the XTI Merger closing date of March 12, 2024 through the September 30, 2024 reporting date, whereas the Company was pre-revenue in 2023.
Gross Profit
Gross profit for the nine months ended September 30, 2024 was $1.3 million compared to $0.0 million for the comparable period in the prior year. The gross profit amount for the nine months ended September 30, 2024 represents the results of the revenue-generating Industrial IoT segment following the XTI Merger closing date of March 12, 2024 through the September 30, 2024 reporting date, whereas the Company was pre-revenue in 2023.
Operating Expenses
Operating expenses for the nine months ended September 30, 2024 were $28.3 million and $7.7 million for the comparable period ended September 30, 2023. This increase of approximately $20.6 million was primarily attributable to (i) the recognition of $6.7 million of nonrecurring transaction bonus expense during the second quarter of 2024 as the bonuses became payable upon the earlier of the closing of qualifying financings or June 30, 2024, (ii) an increase in one-time merger-related transaction costs of $5.1 million, (iii) an increase in non-cash stock-based compensation expense of approximately $1.1 million, (iv) an increase in consulting compensation mainly attributable to consulting arrangements entered into with prior executives of Legacy Inpixon on March 12, 2024, (v) an increase in legal and accounting fees relating to capital raising activities during 2024, (vi) an increase in public company-related professional fees as the 2023 historical results reflect the operations of a private company, Legacy XTI, and (vii) the inclusion of the operating results of the Industrial IoT segment as of the XTI Merger closing date through the September 30, 2024 reporting date.
Other Income (Expense)
Other income (expense) for the nine months ended September 30, 2024 was a gain of $5.3 million compared to a loss of $1.2 million for the comparable period ended September 30, 2023. This fluctuation of approximately $6.5 million was primarily attributable to the Company recognizing an income gain of approximately $12.9 million relating to the remeasurement of convertible notes at fair value during the nine months ended September 30, 2024, partially offset by inducement losses on debt conversions of approximately $6.7 million incurred during the nine months ended September 30, 2024.
Provision for Income Taxes
The provision for income tax for the nine months ended September 30, 2024 and 2023 was immaterial.

Liquidity and Capital Resources as of September 30, 2024
Our current capital resources and operating results as of and through September 30, 2024, consist of:
1)an overall working capital deficit of approximately $11.9 million;
2)cash and cash equivalents of approximately $0.5 million;
3)net cash used by operating activities for the nine months ended September 30, 2024 of $14.3 million.
The breakdown of our overall working capital deficit as of September 30, 2024 is as follows (in thousands):

Working Capital	Assets	Liabilities	Net
Cash and cash equivalents	$511	$—	$511
Accounts receivable, net / accounts payable	610	7,625	(7,015)
Prepaid expenses and other current assets	1,704	—	1,704
Inventory	2,730	—	2,730
Accrued liabilities	—	8,659	(8,659)
Accrued interest	—	940	(940)
Customer deposits	—	1,350	(1,350)
Operating lease obligation	—	217	(217)
Deferred revenue	—	526	(526)
Notes and other receivables / short-term debt	4,153	2,620	1,533
Warrant asset	424	—	424
Other	—	100	(100)
Total	$10,132	$22,037	$(11,905)

Contractual Obligations and Commitments
Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered during our course of business. Our contractual obligations consists of operating lease liabilities and merger-related transaction liabilities that are included in our consolidated balance sheet and vendor commitments associated with agreements that are legally binding. As of September 30, 2024, the total obligation for capitalized operating leases was approximately $0.5 million, of which approximately $0.2 million is expected to be paid in the next twelve months.
As of September 30, 2024, we owed approximately $2.6 million relating to outstanding short-term promissory notes. This balance excludes intercompany amounts that are eliminated in the financial statements. These notes are payable within the next twelve months and the interest rate charged under the notes range from 4.0% to 18.6%.
Customer Deposits

As of September 30, 2024, we received conditional pre-orders under a combination of non-binding aircraft purchase agreements, reservation deposit agreements, options and letters of intent for aircraft which generated approximately $1.4 million of cash from customer deposits. These funds from customer reservation deposits will not be recorded as revenue until the orders for aircraft are delivered, which may not be for many years or at all if we do not deliver the aircraft. The deposits prioritize orders when the aircraft becomes available for delivery. Customers making deposits are not obligated to purchase aircraft until they execute a definitive purchase agreement. Customers may request a return of their refundable deposit any time up until the execution of a purchase agreement. Customers’ request for a return of their refundable deposits could adversely affect our liquidity resources and we may be financially unable to return such deposits.

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

As of the date of this report, the Company has obligations of approximately $0.2 million and $0.2 million, respectively, relating to deferred compensation and retention bonuses under this plan.
Agreements with Prior "Legacy Inpixon" CEO

On March 12, 2024, the Company entered into a consulting agreement with Mr. Nadir Ali (the “Ali Consulting Agreement”), the Company's former Chief Executive Officer. Mr. Ali, through a company of which he is a controlling member, currently holds shares of the Company's Series 9 Preferred Stock. Pursuant to the Ali Consulting Agreement, following the closing of the XTI Merger, Mr. Ali will provide consulting services to the Company for 15 months ("Ali Consulting Period") or until earlier termination in accordance with its terms. During the Ali Consulting Period, the Company will pay him an aggregate of $0.3 million.

In addition, the Company shall pay Mr. Ali (a) the amount of $1.5 million due three months following the Closing, and (b) the aggregate amount of $4.5 million, payable in 12 equal monthly installments, starting four months after the closing date of the XTI Merger (the payments described in (a) and (b), each an “Equity Payment”). Each Equity Payment may be made, in Company’s discretion, in (i) cash, (ii) fully vested shares of common stock under the Company’s equity incentive plan, or a combination of cash and registered shares. As of the date of this report, the Company repaid the initial $1.5 million owed to Mr.

Ali under the Ali Consulting Agreement. As of the date of this report, the Company owed Mr. Ali accrued consulting fees of approximately $1.0 million.
Consulting Arrangement with Prior "Legacy Inpixon" CFO

On March 12, 2024, the Company also entered into a Consulting Agreement with Ms. Wendy Loundermon (the “Loundermon Consulting Agreement”), the Company's former Chief Financial Officer. Pursuant to the Loundermon Consulting Agreement, following the Closing, Ms. Loundermon will provide consulting services to the Company for one year or until earlier termination in accordance with its terms (the “Loundermon Consulting Period”). As compensation for Ms. Loundermon’s consulting services, the Company will pay her (i) $83,333 per month for the first six months of the Loundermon Consulting Period for services she performs on an as-needed basis during the Loundermon Consulting Period regarding the transition of the management of the Company’s financial reporting function to ensure continuity of business operations, and (ii) $300 per hour for services performed on an as needed basis regarding the preparation and filing of Company’s public company financial reporting and compliance matters including accounting, payroll, audit and tax compliance functions. As of the date of this report, the Company owed Ms. Loundermon accrued consulting fees of approximately $0.5 million.

Transaction Bonus Plan

On July 24, 2023, the compensation committee of the Board (the “Compensation Committee”) adopted a Transaction Bonus Plan, which was amended on March 11, 2024, and was intended to provide incentives to certain employees and other service providers to remain with the Company through the consummation of a qualifying transaction. During the second quarter of 2024, the Company accrued 100% or $6.7 million of the transaction bonuses, which is included in general and administrative within the accompanying condensed consolidated statements of operations, as the bonuses became payable upon the earlier of the closing of financing or June 30, 2024. As of the date of this report, the Company had an aggregate transaction bonus obligation outstanding of approximately 5.5 million.
Risks and Uncertainties
As of September 30, 2024, the Company has a working capital deficit of approximately $11.9 million, and cash and cash equivalents of approximately $0.5 million. For the nine months ended September 30, 2024, the Company had a net loss of approximately $21.7 million. During the nine months ended September 30, 2024, the Company used approximately $14.3 million of cash for operating activities.
There can be no assurances that the Company will ever earn revenues sufficient to support its operations, or that it will ever be profitable. In order to continue its operations, the Company has historically supplemented the revenues it earned with proceeds from the sale of our equity, including through our ATM Offering with Maxim (as discussed below), and debt securities and proceeds from loans and bank credit lines. We believe that our current revenue, as supplemented by proceeds from our financings, will provide us with liquidity to fund our planned operating needs into the second quarter of 2025. Therefore, we will need to secure additional capital or financing and/or significantly delay, defer or reduce our cash expenditures over the next two quarters. There can be no assurance that we will be able to obtain additional capital or financing on terms acceptable to us, on a timely basis or at all.

As discussed in Note 10 of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this report, the Company may, from time to time, sell shares of the Company’s common stock under its ATM Offering through Maxim, as the Company’s exclusive sales agent. Maxim is entitled to compensation at a fixed commission rate of 3.0% of the gross sales price per share sold excluding Maxim's costs and out-of-pocket expenses incurred in connection with its services, including the fees and out-of-pocket expenses of its legal counsel. During the three months ended September 30, 2024, the Company sold 3,190,727 shares of common stock under the Equity Distribution Agreement at per share prices between approximately $0.19 and $0.43, resulting in net proceeds to the Company of approximately $1.0 million.

As of the date of this report, there was approximately $38.6 million in common stock gross sales remaining under the Equity Distribution Agreement, subject to the limitations set forth in the Series 9 ATM Consent, which, among other things, provides that the Company may not register shares under the ATM Offering in excess of $47.4 million (the "ATM Maximum Amount") without the prior written consent of the Required Holders (as defined below), and the Company may not issue or sell more than $6 million of additional shares of common stock pursuant to the ATM Offering (the "Initial Tranche") without the Required Holders’ prior written consent, which consent the Company is required to obtain for each additional $5 million in sales of common stock under the ATM Offering after the Initial Tranche up to the ATM Maximum Amount. "Required Holders" is defined in the Series 9 Preferred Stock Certificate of Designation as the holders of at least a majority of the outstanding Series 9 Preferred Stock; provided that, pursuant to that certain securities purchase agreement dated as of March 12, 2024, between the Company and 3AM Investments LLC (an entity controlled by the Company's former director and former Chief Executive Officer, Nadir Ali) (the "Purchaser"), the Purchaser will be deemed a "Required Holder" as defined in the Series 9 Preferred Stock Certificate of Designation as long as the Purchaser holds any shares of Series 9 Preferred Stock.

The Company's recurring losses and utilization of cash in its operations are indicators of going concern. The Company’s condensed consolidated financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 have been prepared under the assumption that the Company will continue as a going concern for the next twelve months from the date the financial statements are issued. Management’s plans and assessment of the probability that such plans will mitigate and alleviate any substantial doubt about the Company’s ability to continue as a going concern is dependent upon the Company's ability to obtain additional equity or debt financing, and attain further operating efficiency, which is uncertain, which together represent the principal conditions that raise substantial doubt about our ability to continue as a going concern. The Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2024 and 2023 do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that any additional capital, whether in the form of equity or debt financing, will be sufficient or available and, if available, that such capital will be offered on terms and conditions acceptable to us. We are currently seeking additional financing in order to meet our cash requirements for the foreseeable future. If we are unable to fund our operations, we will be required to evaluate further alternatives, which could include curtailing or suspending operations, reducing headcount, selling the Company, dissolving and liquidating its assets or seeking protection under the bankruptcy laws. A determination to take any of these actions could occur at a time that is earlier than when we would otherwise exhaust our cash resources.
Liquidity and Capital Resources
The Company’s net cash flows used in operating, investing and financing activities for the nine months ended September 30, 2024 and 2023 and certain balances as of the end of those periods are as follows (in thousands):

	For the Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(14,305)	$(2,986)
Net cash provided by investing activities	2,875	(3)
Net cash provided by financing activities	11,928	3,110
Effect of foreign exchange rate changes on cash	8	—
Net increase in cash and cash equivalents	$506	$121

	As of September 30, 2024	As of December 31, 2023
Cash and cash equivalents	$511	$5
Working capital deficit	$(11,905)	$(13,028)

Operating Activities for the nine months ended September 30, 2024
Net cash used in operating activities during the nine months ended September 30, 2024 was approximately $14.3 million. The cash flows related to the nine months ended September 30, 2024 consisted of the following (in thousands):

Net loss	$(21,747)
Non-cash income and expenses	(1,134)
Net change in operating assets and liabilities	8,576
Net cash used in operating activities	$(14,305)

The non-cash income and expense of approximately $1.1 million consisted primarily of the following (in thousands):

$81	Depreciation and amortization
431	Amortization of intangible assets
177	Amortization of right-of-use asset
267	Non-cash interest expense, net
3,844	Stock-based compensation
(12,882)	Change in fair value of convertible notes payable
6,732	Inducement loss on debt conversions
281	Change in fair value of warrant liability
24	Change in fair value of warrant asset
(123)	Unrealized gain on foreign currency transactions
34	Other
$(1,134)	Total non-cash expenses

The net cash used in the change in operating assets and liabilities aggregated approximately $8.6 million and consisted primarily of the following (in thousands):

$(72)	Increase in accounts receivable and other receivables
550	Decrease in inventory, prepaid expenses and other current assets and other assets
2,514	Increase in accounts payable
5,708	Increase in accrued liabilities, income tax liabilities and other liabilities
154	Increase in accrued interest
(115)	Decrease in deferred revenue
(163)	Decrease in operating lease obligation
$8,576	Net cash used in the changes in operating assets and liabilities

Operating Activities for the nine months ended September 30, 2023
Net cash used in operating activities during the nine months ended September 30, 2023 was approximately $3.0 million. The cash flows related to the nine months ended September 30, 2023 consisted of the following (in thousands):

Net loss	$(8,897)
Non-cash income and expenses	3,573
Net change in operating assets and liabilities	2,338
Net cash used in operating activities	$(2,986)
The non-cash income and expense of approximately $3.6 million consisted primarily of the following (in thousands):

8	Depreciation and amortization
20	Amortization of intangible assets
456	Non-cash interest expense, net
2,766	Stock-based compensation
197	Change in fair value of JV obligation
126	Change in fair value of warrant liability
$3,573	Total non-cash expenses
The net use of cash in the change in operating assets and liabilities aggregated approximately $2.3 million and consisted primarily of the following (in thousands):

$127	Decrease in other receivables
28	Decrease in prepaid expenses and other current assets
1,160	Increase in accounts payable
64	Increase in related party payables
561	Increase in accrued expenses and other current liabilities
398	Increase in accrued interest
$2,338	Net use of cash used in the changes in operating assets and liabilities
Cash Flows from Investing Activities as of September 30, 2024 and 2023
Net cash flows provided by investing activities during the nine months ended September 30, 2024 was approximately $2.9 million compared to $0.0 million for the nine months ended September 30, 2023. Cash flows related to investing activities during the nine months ended September 30, 2024 consist primarily of the cash assumed from Legacy Inpixon in connection with the XTI Merger.

Cash Flows from Financing Activities as of September 30, 2024 and 2023
Net cash flows provided by financing activities during the nine months ended September 30, 2024 was $11.9 million. During the nine months ended September 30, 2024, the Company received incoming cash flows of approximately $9.6 million from the ATM Offering, $2.0 million from promissory notes issued to Streeterville Capital, LLC, and approximately $1.0 million in proceeds from an existing promissory note arrangement with Legacy Inpixon. During the nine months ended September 30, 2024, the Company repaid $0.7 million towards outstanding promissory notes.
Net cash flows provided by financing activities during the nine months ended September 30, 2023 was $3.1 million. During the nine months ended September 30, 2023, the Company received proceeds of $0.8 million from the issuance of convertible notes, received $0.2 million in proceeds from the sale of common stock, and received $2.2 million in proceeds from promissory notes with David Brody and Legacy Inpixon.
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

We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2024. As discussed elsewhere in this report, on March 12, 2024, we completed the XTI Merger. Legacy Inpixon was the legal acquirer in the XTI Merger, but Legacy XTI was the accounting acquirer in the XTI Merger under GAAP. In accordance with GAAP, the historical financial statements of Legacy XTI are considered the financial statements of the combined company. Prior to the XTI Merger, because Legacy XTI was not subject to Section 404 of the Sarbanes-Oxley Act, Legacy XTI did not have the necessary processes, systems, procedures, and related internal controls necessary to satisfy the financial reporting requirements of a public company. During the second quarter of 2024, we commenced the process of integrating Legacy XTI into our system of disclosure controls and procedures and internal control over financial reporting. As of September 30, 2024, we believe Legacy XTI has been fully integrated into our system of disclosure controls and procedures and internal control over financial reporting. However, as of the date of this report, this integration of Legacy XTI is currently being evaluated by a third-party consulting firm that we engaged during the fourth quarter of 2024 to assist in the evaluation and remediation of our internal controls over financial reporting on the combined entity.

Changes in Internal Controls

As noted above, as of September 30, 2024, we believe Legacy XTI has been fully integrated into our system of disclosure controls and procedures and internal control over financial reporting. However, this integration of Legacy XTI is currently being evaluated by the aforementioned third-party consulting firm as of the date of this report. There have been no other changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations of the Effectiveness of Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II — OTHER INFORMATION
Item 1.    Legal Proceedings

There are no material pending legal proceedings as defined by Item 103 of Regulation S-K, to which we are a party or of which any of our property is the subject, other than ordinary routine litigation incidental to the Company’s business and as described in Note 18 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report under the heading "Litigation."

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the applicable listing standards of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Based upon an evaluation of our Chief Executive Officer and Chief Financial Officer as of September 30, 2024, our disclosure controls and procedures are ineffective. As discussed elsewhere in this report, on March 12, 2024, we completed the XTI Merger. Legacy Inpixon was the legal acquirer in the XTI Merger, but Legacy XTI was the accounting acquirer in the XTI Merger under GAAP. In accordance with GAAP, the historical financial statements of Legacy XTI are considered the financial statements of the combined company. Prior to the XTI Merger, because Legacy XTI was not subject to Section 404 of the Sarbanes-Oxley Act, Legacy XTI did not have the necessary processes, systems, procedures, and related internal controls necessary to satisfy the financial reporting requirements of a public company. During the second quarter of 2024, we commenced the process of integrating Legacy XTI into our system of disclosure controls and procedures and internal control over financial reporting. As of September 30, 2024, we believe Legacy XTI has been fully integrated into our system of disclosure controls and procedures and internal control over financial reporting. However, as of the date of this report, this integration of Legacy XTI is currently being evaluated by a third-party consulting firm that we engaged during the fourth quarter of 2024 to assist in the evaluation and remediation of our internal controls over financial reporting on the combined entity. We cannot provide assurance as to how long the integration process may take.

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

In connection with the July 9, 2024 notice, in accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided a period of 180 calendar days, or until January 6, 2025, in which to regain compliance with the minimum bid price requirement. However, on November 7, 2024, we received another letter (the "Low Price Deficiency Letter") from Nasdaq notifying us that, as of November 6, 2024, our common stock had a closing bid price of $0.10 or less for ten consecutive trading days. Accordingly, we are subject to the provisions contemplated under Listing Rule 5810(c)(3)(A)(iii) (the "Low Priced Stocks Rule"). As a result, Nasdaq has determined to delist our securities from The Nasdaq Capital Market (the "Determination"), unless we request an appeal of the Determination on or prior to November 14, 2024, pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series. We requested a hearing before the Nasdaq Hearings Panel (the "Panel") to appeal the Determination and to address compliance with the Low Priced Stocks Rule. The Low Price Deficiency Letter states that hearings are typically scheduled to occur approximately 30-45 days after the date of the hearing request. We will be asked to provide the Panel with a plan to regain compliance, which plan we are in the process of preparing.
The Low Price Deficiency Letter has no immediate effect on the listing of our common stock on Nasdaq and our common stock will continue to be listed on the Nasdaq Capital Market under the symbol "XTIA." While the appeal process is pending, the suspension of trading of our common stock would be stayed and our common stock would continue to trade on The Nasdaq Capital Market until the hearing process concludes and the Panel issues a written decision. There can be no assurance, however, that we will be successful in our appeal to the Panel or be able to regain or maintain compliance with the Nasdaq listing rules.

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

We may be a party to claims that arise from time to time in the ordinary course of our business, which may include those related to, for example, our securities offerings, contracts, sub-contracts, protection of confidential information or trade secrets, adversary proceedings arising from customer bankruptcies, employment of our workforce and immigration requirements or compliance with any of a wide array of state and federal statutes, rules and regulations that pertain to different aspects of our business.

Additionally, we are and we may be made a party to future claims relating to the XTI Merger. On December 6, 2023, Xeriant, Inc. (“Xeriant”) filed a complaint against Legacy XTI, along with two unnamed companies and five unnamed persons, in the United States District Court for the Southern District of New York. On January 31, 2024, Xeriant filed an amended complaint, which added us as a defendant. On February 2, 2024, the Court ordered Xeriant to show cause as to why the amended complaint should not be dismissed without prejudice for lack of subject matter jurisdiction. On February 29, 2024, Xeriant filed a second amended complaint, which removed us and one of the unnamed companies as defendants. The second amended complaint alleges that Legacy XTI, through multiple breaches and fraudulent actions, has caused substantial harm to Xeriant and has prevented it from obtaining compensation owed to it under various agreements entered into between Xeriant and Legacy XTI, including but not limited to a joint venture agreement, a cross-patent license agreement, an operating agreement, and a letter dated May 17, 2022 (the “May 17 letter”). In particular, Xeriant contends that Legacy XTI gained substantial advantages from the intellectual property, expertise, and capital deployed by Xeriant in the design and development of Legacy XTI’s TriFan 600 aircraft yet has excluded Xeriant from the transaction involving the TriFan 600 technology in its merger with us, which has resulted in a breach of the May 17 letter, in addition to the other aforementioned agreements. Xeriant, in the second amended complaint, asserts the following causes of action: (1) breach of contract; (2) intentional fraud; (3) fraudulent concealment; (4) quantum meruit; (5) unjust enrichment; (6) unfair competition/deceptive business practices; and (7) misappropriation of confidential information, and seeks damages in excess of $500 million, injunctive relief enjoining us from engaging in any further misconduct, the imposition of a royalty obligation, and such other relief as deemed appropriate by the court. On March 13, 2024, Legacy XTI moved for partial dismissal of the second amended complaint, Counts 2 through 7 in particular. Legacy XTI argued that Counts 2 through 7 are (1) impermissible attempts to repackage claims arising from contractual dispute as quasi-contractual or tort claims; and (2) expressly refuted by the clear and unequivocal terms of the aforementioned agreements. The case is in its early stages, no discovery with respect to the Company has occurred, and we are unable to estimate the likelihood or magnitude of a potential adverse judgment. The Court has neither scheduled Legacy XTI’s motion for hearing nor otherwise ruled upon it. Legacy XTI denies the allegations of wrongdoing contained in the second amended complaint and is vigorously defending against the lawsuit.

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

On August 15, 2024, we became aware that Chardan Capital Markets LLC ("Chardan") commenced an arbitration (the "Arbitration") before the Financial Industry Regulatory Authority ("FINRA") against XTI Aerospace, Inc. and Legacy XTI related to an engagement letter, dated as of June 7, 2022, by and between Chardan and Legacy XTI, as amended (the "Chardan Engagement Letter"). In the Arbitration, Chardan alleges that XTI Aerospace, Inc. is bound by the Chardan Engagement Letter even though XTI Aerospace, Inc. did not sign or assume the Chardan Engagement Letter. XTI Aerospace, Inc. denies that it has any liability under the Chardan Engagement Letter. Chardan further alleges that Legacy XTI and XTI Aerospace, Inc. breached the Chardan Engagement Letter by not making separate payments to Chardan of $200,000, $94,511, $484,044.40 and $174,000. Chardan also seeks to recover unspecified amounts relating to its alleged right of first refusal to perform banking services that XTI Aerospace, Inc. supposedly did not honor, including with respect to the Company’s ATM Offering with

Maxim. XTI Aerospace, Inc. and Legacy XTI deny that Chardan performed its duties under the Chardan Engagement Letter and otherwise deny that Chardan is owed any sums under the Chardan Engagement Letter. XTI Aerospace, Inc. has filed a petition in the U.S. District Court for the Southern District of New York seeking to stay the Arbitration to the extent that it has been asserted against XTI Aerospace, Inc. XTI Aerospace, Inc. plans to prosecute the foregoing petition and, if the Arbitration is not stayed, defend against the Arbitration vigorously.

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

From time to time, beginning six months after issuance, the Lender may require us to redeem up to an aggregate of one-sixth (1/6) of the initial principal balance of each Note plus any accrued interest thereunder each month (each monthly exercise, a “Monthly Redemption Amount”) by providing us written notice (each, a “Monthly Redemption Notice”); provided, however, that if the Lender does not exercise any Monthly Redemption Amount in its corresponding month then such Monthly Redemption Amount will be available for the Lender to redeem in any future month in addition to such future month’s Monthly Redemption Amount. Upon receipt of any Monthly Redemption Notice, we will be required to pay the applicable Monthly Redemption Amount in cash to the Holder within five business days of our receipt of such Monthly Redemption Notice. Such redemptions may have a material adverse effect on our cash flows, results of operations and ability to pay our other debts as they come due. In addition, we may not have the required funds to pay such redemptions and our failure to pay the redemptions, when due, may result in an event of default under the Notes.

The terms of the Series 9 Preferred Stock impose additional challenges on our ability to raise capital.

The terms of our Series 9 Preferred Stock contain a number of restrictive covenants that may impose significant operating and financial restrictions on us while the Series 9 Preferred Stock remains outstanding, unless the restrictions are waived by the consent of at least a majority of the outstanding Series 9 Preferred Stock. These restrictions include, but are not limited to, restrictions on our ability to (i) issue or sell any equity securities which result in net proceeds to the Company in excess of an aggregate of $10,000,000, (ii) enter into any agreement or otherwise agree to any covenant, condition, or obligation that locks up, restricts in any way or otherwise prohibits the Company from issuing common stock, preferred stock, warrants, convertible notes, other debt securities, or any other of our securities to any holder of Series 9 Preferred Stock or any affiliate of any such holder, except as may be required in connection with “standstill” provisions arising from a subsequent financing, provided, however, such “standstill restriction” shall not exceed more than 45 days without the Required Holders’ prior written consent which consent may be granted or withheld in the Required Holders’ sole and absolute discretion, (iii) issue, incur or guaranty any debt (excluding any intercompany debt) or issue any debt or equity securities in any variable rate transaction (which does not include the issuance of shares of common stock in an at-the-market offering, subject to the limitations set forth in the Series 9 Preferred Stock Certificate of Designation) and (iv) create, authorize, or issue, or enter into any agreement to create, authorize, or issue, any class of preferred stock (including additional issuances of Series 9 Preferred Stock).

For example, sales of shares of our common stock, if any, pursuant to our ATM Offering are subject to the limitations set forth in a written consent (the "Series 9 ATM Consent") that we obtained on June 14, 2024 from the Required Holders (as defined below). The Series 9 ATM Consent provides that we may not, without the Required Holders’ prior written consent, register shares for sale under the ATM Offering in excess of the $47.4 million (the "ATM Maximum Amount") in shares of common stock registered pursuant to our registration statement on Form S-3 (File No. 333-279901) filed with the SEC on May 31, 2024 and declared effective on June 18, 2024 (the "Registration Statement"), a prospectus relating to the ATM Offering included in the Registration Statement and an accompanying base prospectus included in the Registration Statement. The Series 9 ATM Consent further provides that we may not issue or sell more than $6 million of additional shares of common stock pursuant to the ATM Offering ("Initial Tranche") without the Required Holders’ prior written consent, which consent we are required to obtain for each additional $5 million in sales of common stock under the ATM Offering after the Initial Tranche up to the ATM Maximum Amount. "Required Holders" is defined in the Series 9 Preferred Stock Certificate of Designation as the holders of at least a majority of the outstanding Series 9 Preferred Stock; provided that, pursuant to that certain securities purchase agreement, dated as of March 12, 2024 (the "Securities Purchase Agreement"), between the Company and 3AM Investments LLC (an entity controlled by the Company's former director and former Chief Executive Officer, Nadir Ali) (the "Purchaser"), the Purchaser will be deemed a "Required Holder" as defined in the Series 9 Preferred Stock Certificate of Designation as long as the Purchaser holds any shares of Series 9 Preferred Stock.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

a)    Sales of Unregistered Securities

There were no sales of unregistered securities by the Company during the quarter ended September 30, 2024 that were not previously reported in current reports on Form 8-K filed with the SEC.

c)    Issuer Purchases of Equity Securities

None.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosure

Not applicable.

Item 5.    Other Information

a)    The information set forth below is included herein for the purpose of providing the disclosure required under "Item 3.02 - Unregistered Sales of Equity Securities.” of Form 8-K.

The Company agreed to issue 11,907,216 shares of common stock (the “Preferred Exchange Shares”) to a holder of shares of the Company’s Series 9 Preferred Stock, at an effective price per share of $0.0485, in exchange for the return and cancellation of 550 shares of Series 9 Preferred Stock with an aggregate stated value of $577,500, pursuant to the terms and conditions of an exchange agreement dated November 13, 2024. The Preferred Exchange Shares will be issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended, on the basis that (a) the Preferred Exchange Shares will be issued in exchange for other outstanding securities of the Company; (b) there was no additional consideration delivered by the holder in connection with the exchange; and (c) there were no commissions or other remuneration paid by the Company in connection with the exchange.

As of November 14, 2024, after taking into account the issuance of the Preferred Exchange Shares, the Company has 163,497,143 shares of common stock outstanding.

The information set forth below is included herein for the purpose of providing the disclosure required under "Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers." of Form 8-K.

On November 12, 2024, Jennifer Gaines amicably resigned as Chief Legal Officer of the Company, effective immediately.

c)    Insider trading arrangements

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b-5 trading arrangement or a non-Rule 10b-5 trading arrangement during the fiscal quarter ended September 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

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

INPIXON

Date: November 14, 2024	By:	/s/ Scott Pomeroy
Scott Pomeroy Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Brooke Turk
Brooke Turk Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1†	Agreement and Plan of Merger, dated July 24, 2023, among Inpixon, Superfly Merger Sub Inc. and XTI Aircraft Company	8-K	001-36404	2.1	July 25, 2023

2.2	First Amendment to Merger Agreement, dated December 30, 2023, by and between Inpixon, Superfly Merger Sub Inc. and XTI Aircraft Company.	10-K	001-36404	2.26	April 16, 2024

2.3†	Second Amendment to Merger Agreement, dated March 12, 2024, by and between Inpixon, Superfly Merger Sub Inc. and XTI Aircraft Company.	8-K	001-36404	10.1	March 15, 2024

2.4†	Separation Agreement, dated as of October 23, 2023, by and between Inpixon and Grafiti Holding Inc.	8-K	001-36404	2.1	October 23, 2023

2.5†	Business Combination Agreement, dated as of October 23, 2023, by and among Inpixon, Grafiti Holding Inc., 1444842 B.C. Ltd. and Damon Motors Inc.	8-K	001-36404	2.2	October 23, 2023

2.6	Amendment to Business Combination Agreement, dated as of June 18, 2024, by and among XTI Aerospace, Inc., Grafiti Holding Inc., 1444842 B.C. Ltd. and Damon Motors Inc.	8-K	001-36404	2.1	June 24, 2024

2.7	Second Amendment to Business Combination Agreement, dated as of September 26, 2024, by and among XTI Aerospace, Inc., Grafiti Holding Inc., 1444842 B.C. Ltd. and Damon Motors Inc.	8-K	001-36404	2.1	October 2, 2024

2.8†	Equity Purchase Agreement, dated as of February 16, 2024, by and among Inpixon, Grafiti LLC and Grafiti Group LLC.	8-K	001-36404	2.1	February 23, 2024

3.1	Restated Articles of Incorporation.	S-1	333-190574	3.1	August 12, 2013

3.2	Certificate of Amendment to Articles of Incorporation (Increase Authorized Shares).	S-1	333-218173	3.2	May 22, 2017

3.3	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	April 10, 2014

3.4	Articles of Merger (renamed Sysorex Global).	8-K	001-36404	3.1	December 18, 2015

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.5	Articles of Merger (renamed Inpixon).	8-K	001-36404	3.1	March 1, 2017

3.6	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.2	March 1, 2017

3.7	Certificate of Amendment to Articles of Incorporation (authorized share increase).	8-K	001-36404	3.1	February 5, 2018

3.8	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	February 6, 2018

3.9	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	November 1, 2018

3.10	Certificate of Amendment to Articles of Incorporation, effective as of January 7, 2020 (Reverse Split).	8-K	001-36404	3.1	January 7, 2020

3.11	Certificate of Amendment to the Articles of Incorporation increasing the number of authorized shares of Common Stock from 250,000,000 to 2,000,000,000 filed with the Secretary of State of the State of Nevada on November 18, 2021	8-K	001-36404	3.1	November 19, 2021

3.12	Certificate of Change filed with the Secretary of State of the State of Nevada on October 4, 2022 (effective as of October 7, 2022).	8-K	001-36404	3.1	October 6, 2022

3.13	Certificate of Amendment to the Articles of Incorporation increasing the number of authorized shares of Common Stock from 26,666,667 to 500,000,000 filed with the Secretary of State of the State of Nevada on November 29, 2022	8-K	001-36404	3.1	December 2, 2022

3.14	Bylaws, as amended.	S-1	333-190574	3.2	August 12, 2013

3.15	Bylaws Amendment.	8-K	001-36404	3.2	September 13, 2021

3.16	Form of Certificate of Designation of Preferences, Rights and Limitations of Series 4 Convertible Preferred Stock.	8-K	001-36404	3.1	April 24, 2018

3.17	Certificate of Designation of Series 5 Convertible Preferred Stock, dated as of January 14, 2019.	8-K	001-36404	3.1	January 15, 2019

3.18	By-Laws Amendment No. 3	8-K	001-36404	3.1	September 19, 2023

3.19	By-Laws Amendment No. 4	8-K	001-36404	3.2	September 19, 2023

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.20	Bylaws Amendment.	8-K	001-36404	3.4	March 15, 2024

3.21	Certificate of Designations of Preferences and Rights of Series 9 Preferred Stock.	8-K	001-36404	3.1	March 15, 2024

3.22	Certificate of Amendment (Reverse Stock Split).	8-K	001-36404	3.2	March 15, 2024

3.23	Certificate of Amendment (Name Change).	8-K	001-36404	3.3	March 15, 2024

3.24	Certificate of Amendment to Designations of Preferences and Rights of Series 9 Preferred Stock	8-K	001-36404	3.1	May 1, 2024

4.1	Promissory Note, dated as of May 1, 2024.	8-K	001-36404	4.1	May 1, 2024

4.2	Promissory Note, dated as of May 24, 2024.	8-K	001-36404	4.1	May 29, 2024

10.1†	Note Purchase Agreement, dated as of May 1, 2024, by and between XTI Aerospace, Inc. and Streeterville Capital, LLC.	8-K	001-36404	10.1	May 1, 2024

10.2	Guaranty, dated as of May 1, 2024, of XTI Aircraft Company.	8-K	001-36404	10.2	May 1, 2024

10.3	Pledge Agreement, dated as of May 1, 2024, by and between XTI Aerospace, Inc. and Streeterville Capital, LLC.	8-K	001-36404	10.3	May 1, 2024

10.4†	Security Agreement, dated as of May 1, 2024, by and between XTI Aircraft Company and Streeterville Capital, LLC.	8-K	001-36404	10.4	May 1, 2024

10.5*	Employment Agreement, dated September 19, 2024, by and between XTI Aerospace, Inc. and Tobin Arthur.	8-K	001-36404	10.1	September 23, 2024

10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on March 15, 2024)	8-K	001-36404	10.2	September 23, 2024

10.7	2018 Employee Stock Incentive Plan Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2021)	8-K	001-36404	10.3	September 23, 2024

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.8	Form of Second Letter Agreement by and between Damon Motors Inc. and XTI Aerospace, Inc.	8-K	001-36404	10.1	October 4, 2024

10.9*	Employment Agreement, dated October 28, 2024, by and between XTI Aerospace, Inc. and Jennifer Gaines	8-K	001-36404	10.1	October 30, 2024

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.
X

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.
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