Form 10-K
period 2024-12-31
XTI Aerospace, Inc.
filed 2025-04-15
CIK 1529113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $10,996,269 based upon the closing price reported for such date on the Nasdaq Capital Market.

As of April 11, 2025, there were 5,537,540 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

XTI AEROSPACE, INC.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION

CONTAINED IN THIS REPORT

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may,” or other similar expressions in this report. In particular, these include statements relating to future actions; prospective products, anticipated expenses, applications, customers and technologies; future performance or results of anticipated products; and projected expenses and financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	our history of losses;

●	our ability to achieve profitability;

●	the risk that we have a limited operating history, have not yet manufactured any non-prototype aircraft or delivered any aircraft to a customer, and we and our current and future collaborators may be unable to successfully develop and market our aircraft or solutions, or may experience significant delays in doing so;

●	the ability to meet the development and commercialization schedule with respect to the TriFan 600;

●	our ability to secure required certifications for the TriFan 600 and/or any other aircraft we develop;

●	our ability to navigate the regulatory environment and complexities with compliance related to such environment;

●	the risk that our conditional pre-orders (which include conditional aircraft purchase agreements, non-binding reservations, and options) are canceled, modified, delayed or not placed and that we must return the refundable deposits;

●	our ability to obtain adequate financing in the future as needed;

●	emerging competition and rapidly advancing technologies in our industries that may outpace our technology;

●	the risk that other aircraft manufacturers develop competitive VTOL aircraft or other competitive aircraft that adversely affect our market position;

●	customer demand for the products and services we develop;

●	our ability to develop other new products and technologies;

●	our ability to attract customers and/or fulfill customer orders;

●	our ability to enhance and maintain the reputation of our brand and expand our customer base;

●	our ability to scale in a cost-effective manner and maintain and expand our manufacturing and supply chain relationships;

●	our ability to attract, integrate, manage, and retain qualified personnel or key employees;

●	our ability to maintain compliance with the continued listing requirements of the Nasdaq Capital Market;

●	the risks relating to long development and sales cycles, our ability to satisfy the conditions and deliver on the orders and reservations, our ability to maintain quality control of our aircraft, and our dependence on third parties for supplying components and potentially manufacturing the aircraft;

●	the risk that our ability to sell our aircraft may be limited by circumstances beyond our control, such as a shortage of pilots and mechanics who meet the training standards, high maintenance frequencies and costs for the sold aircraft, and any accidents or incidents involving VTOL aircraft that may harm customer confidence;

●	general economic conditions and events and the impact they may have on us and our potential customers, including, but not limited to escalating tariff and non-tariff trade measures imposed by the U.S. and other countries, increases in inflation rates and rates of interest, supply chain challenges, increased costs for materials and labor, cybersecurity attacks, the ongoing conflicts between Russia and Ukraine and Hamas and Israel, and public health threats such as the COVID-19 pandemic;

●	lawsuits and other claims by third parties or investigations by various regulatory agencies that we may be subjected to and are required to report, including but not limited to, the U.S. Securities and Exchange Commission (the “SEC”);

●	the outcome of any known and unknown litigation and regulatory proceedings;

●	the risk that our future patent applications may not be approved or may take longer than expected, and that we may incur substantial costs in enforcing and protecting our intellectual property;

●	our ability to respond to a failure of our systems and technology to operate our business;

●	impact of any changes in existing or future tax regimes;

●	our success at managing the risks involved in the foregoing items; and

●	other factors discussed in this report.

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

EXPLANATORY NOTE

On March 12, 2024 (the “Closing Date”), XTI Aerospace, Inc. (formerly known as Inpixon (“Legacy Inpixon”)), Superfly Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of XTI Aerospace (“Merger Sub”), and XTI Aircraft Company, a Delaware corporation (“Legacy XTI”), completed their previously announced merger transaction pursuant to that certain Agreement and Plan of Merger, dated as of July 24, 2023 and amended on December 30, 2023 and March 12, 2024 (the “XTI Merger Agreement”), pursuant to which Merger Sub merged with and into Legacy XTI with Legacy XTI surviving the merger as a wholly-owned subsidiary of XTI Aerospace (the “XTI Merger”). In connection with the closing of the XTI Merger, our corporate name changed to “XTI Aerospace, Inc.”

In this report, unless otherwise noted, or the context otherwise requires, the terms “XTI Aerospace,” the “Company,” “we,” “us,” and “our” refer to XTI Aerospace, Inc. (formerly known as Inpixon), Inpixon GmbH, IntraNav GmbH and, prior to the closing of the XTI Merger, Merger Sub, and after the XTI Merger, Legacy XTI.

The Company determined the XTI Merger should be accounted for as a reverse acquisition with Legacy XTI being considered the accounting acquirer. Therefore, the consolidated financial statements included in this report represent a continuation of the financial statements of Legacy XTI and the results of operations of the accounting acquired entity, Legacy Inpixon, are included in the consolidated financial statements as of the Closing Date and through the December 31, 2024 reporting date.

Note Regarding Reverse Stock Splits

The Company effected a reverse stock split of its outstanding common stock, par value $0.001, at a ratio of 1-for-100, effective as of March 12, 2024, for the purpose of complying with Nasdaq Listing Rule 5550(a)(2) and satisfying the bid price requirements applicable for initial listing applications in connection with the closing of the XTI Merger. The Company also effected a reverse stock split of its outstanding common stock at a ratio of 1-for-250, effective as of January 10, 2025, for the purpose of complying with Nasdaq Listing Rule 5550(a)(2). We have reflected the reverse stock splits herein, unless otherwise indicated.

PART I

ITEM 1: BUSINESS

Overview

We are primarily an aircraft development company. We also provide real-time location systems (“RTLS”) for the industrial sector, which was Legacy Inpixon’s focus prior to the closing of the XTI Merger.

Headquartered in Englewood, Colorado, the Company is developing a vertical takeoff and landing (“VTOL”) airplane that is designed to take off and land like a helicopter and cruise like a fixed-wing business airplane. We believe our initial configuration, the TriFan 600 airplane, will be one of the first civilian fixed-wing VTOL airplane that offers the speed and comfort of a business airplane and the range and versatility of VTOL for a wide range of customer applications, including private aviation for business and high net worth individuals, emergency medical services, and regional charter air travel. Since 2013, we have been engaged primarily in developing the aerodynamic performance and top-level engineering design of the TriFan 600, building and testing a two-thirds scale unmanned version of the TriFan 600, generating pre-orders for the TriFan 600, and seeking funds from investors to enable the Company to advance the detailed design and certification of the TriFan 600, and to eventually engage in commercial production and sale of the TriFan 600.

We continue to work to optimize our airplane design for both manufacturing and certification. The development of a VTOL airplane that meets our business requirements demands significant design and development efforts on all facets of the airplane. We believe that by bringing together a mix of talent with VTOL and traditional commercial aerospace backgrounds, we have built a team that enables us to move through the design, development, and certification of our VTOL airplane with the FAA in an efficient manner, thus allowing us to achieve our end goal of bringing to market our airplane as efficiently as possible.

To date, we have not generated revenue from the sale of aircraft, as we continue to design, develop, and seek the governmental approvals necessary for our VTOL airplane to enter into service. We will need to raise capital for the foreseeable future to continue to fund our efforts to bring our VTOL airplane to market. The amount and timing of any future capital requirements will depend on many factors, including the pace and results of the design and development of our airplane and future manufacturing operations, as well as our progress in obtaining necessary FAA certifications and other government approvals. For example, any significant delays in obtaining such FAA certifications and other government approvals will likely require us to raise additional capital and delay our generation of revenues from aircraft sales.

Our RTLS solutions leverage cutting-edge technologies such as IoT, AI, and big data analytics to provide real-time tracking and monitoring of assets, machines, and people within industrial environments. With our RTLS solutions, businesses can achieve improved operational efficiency, enhanced safety and reduced costs. By having real-time visibility into operations, industrial organizations can make informed, data-driven decisions, minimize downtime, and ensure compliance with industry regulations.

Corporate Strategy

In addition to advancing the design and certification of the TriFan 600 for commercial production and sale, and in order to continue to respond to rapid changes and required technological advancements, increase our opportunities for revenue generation, and increase shareholder value, we are exploring strategic transactions and opportunities that we believe will enhance shareholder value. We are particularly focused on delivering leading, business-focused solutions that seek to shape the future across powered-lift aircraft solutions. Expanding into autonomous, remotely operated drones is key to our strategic vision. By combining drone technology with VTOL innovation, we believe we are positioning XTI to accelerate the development of both unmanned aerial vehicles (UAV) and VTOL solutions, expand its market presence, and create new opportunities across multiple industries. We will also be opportunistic and may consider other strategic and/or attractive transactions, which may include, but not be limited to other alternative investment opportunities, such as minority investments and joint ventures. If we make any acquisitions in the future, we expect that we may pay for such acquisitions with cash, equity securities and/or debt in combinations appropriate for each acquisition. In this regard, in January of this year, we entered into a non-binding memorandum of understanding to acquire a minority equity interest in an AI-powered, autonomous drone company. We may enter into one or more additional non-binding letters of intent in connection with our due diligence and strategic transaction evaluation process. In addition to these strategic initiatives, we also intend to invest in a variety of thought leadership marketing and branding initiatives to increase market visibility and enhance our brand strength and credibility within the powered lift aircraft market.

The Air Travel Market

In today’s regional air travel market, customers have two choices – either a fixed-wing airplane, which requires a runway, or a helicopter, which is slower, comparatively expensive, and relatively range limited. What we intend to bring to market is a unique airplane combining the speed, range and comfort of a fixed-wing business airplane with the point-to-point VTOL capability of a helicopter. Our target customers for the TriFan 600 include corporate and individual business aircraft and helicopter operators, charter operators, major and regional airlines, and air medical operators. In terms of current market size, the 2024 year-end General Aviation Aircraft Shipment Reports of the General Aviation Aircraft Manufacturers Association (“GAMA”) reports total general (civilian, non-commercial) aircraft and helicopter shipments billings at approximately $31.2 billion for 2024, an approximate 12% increase from 2023.

We believe the anticipated differentiating performance capabilities of the TriFan 600 – the unique versatility delivered by combining the best of a helicopter and a business airplane in one platform which we expect will result in significant time and cost savings – will be attractive to customers and disruptive in existing markets. As of the date of this filing, we have conditional pre-orders under a combination of aircraft purchase agreements, non-binding reservation deposit agreements and options for the delivery of more than 290 airplanes. See “- Customers - TriFan 600” for more information.

In contrast to the eVTOL (electric vertical takeoff and landing) aircraft, which are short-range air taxis for urban transport being developed by other companies (and not yet certified by the FAA), the TriFan 600 is expected to have significantly greater range of 700 miles in addition to the flexibility to take off and land vertically (VTOL), conventionally (CTOL), or on short runways (STOL). With our initial configuration of two turboshaft engines, we expect that our customers will be able to use much of the existing infrastructure on the ground, including more than 5,000 existing helipads in the U.S. alone, as well as other landing areas where it is safe and legal to land and take off, including job sites, grassy areas, driveways, backyards, other paved and improved surfaces, hospital helipads and regional airports, which may not contain the requisite charging infrastructure for eVTOL aircraft. We expect that the TriFan’s speed, range, and comfort, as well as its flexibility in takeoff and landing sites will offer a significant competitive advantage over eVTOL aircraft because eVTOL aircraft depend on the availability of battery or hydrogen charging infrastructure which is not commercially available yet. We expect that the TriFan 600 will provide increased connectivity between communities as well as generate time savings for travelers. As technology matures, we envision a transition to hybrid-electric propulsion for future TriFan configurations in our pursuit of taking aviation to a greener future. We believe our phased, measured-risk approach is prudent given the lack of technology readiness of battery and hydrogen propulsion, limited and slow progress with respect to regulatory guidance regarding novel propulsion technologies, and expected long timelines to develop a widespread charging network. With time, we anticipate that owners and users of the TriFan will be able to access many of the landing pads, vertiports, and other VTOL aircraft infrastructure that we expect will accommodate eVTOL air taxis, which should allow the Company to participate to some extent in the future Advanced Air Mobility market.

As of the date of this filing, the base price of the TriFan 600 airplane is approximately $10 to $12 million. The announced price for our only known direct competitor for a civilian fixed-wing VTOL airplane is between $20 million and $30 million. The TriFan 600’s $10 to $12 million base price falls within the price range ($6.5 million - $12 million) for many of the business airplanes with whom we expect the TriFan 600 to compete. Unlike the TriFan 600, these airplanes require runways for takeoff and landing, which adds to total trip times. The $10 to $12 million base price is above the initial purchase price range ($5.5 million to $8.2 million) for helicopters with whom the TriFan 600 expects to compete. However, the TriFan 600 will be capable of completing missions at approximately twice the speed of competing helicopters. Therefore, the mission time compared to helicopters is expected to be reduced by 40% - 50% and mission costs and emissions will also be reduced. As a result, we expect the TriFan 600’s five-year cost of ownership (initial base purchase price plus annual direct operating costs) to be lower than much of the helicopter competition.

Products and Services

TriFan 600

Our aviation business is focused on the development of our initial configuration of the TriFan 600, which is a seven-occupant airplane intended to provide point-to-point air travel over distances of up to 985 miles, fly at twice the speed of a helicopter and cruise at altitudes up to 25,000 feet. We believe that the target TriFan 600 airplane will provide unique advantages over existing helicopters, turboprop and light jet airplane. Since the airplane will take off and land vertically, we anticipate that the TriFan 600 will generate significant time savings on a typical 500-mile trip by traveling point-to-point or utilizing more convenient existing ground and airspace infrastructure (such as helipads) to avoid or reduce the time traveling on the ground to and from an airport. The TriFan 600 also is expected to have the capability to take off and land conventionally, if a runway is available. This added capability is expected to increase range and payload and expand utility.

We plan to either assemble the TriFan 600 airplane in-house with supplier-provided components or engage a third-party manufacturer to assemble the airplane. By combining existing and future state-of-the-art technologies and components (including turbine engines, composites, software, advanced propulsion and fuel systems) into our patented proprietary design, we believe the TriFan 600 will be a commercially successful airplane for the business and other aviation markets.

Real-Time Location Systems (RTLS) & IIoT Solutions

Our real-time location systems (RTLS) & IIoT solutions consist of the following software and hardware products. During the quarter ended December 31, 2024, the Company began exploring strategic options to wind down and/or sell the hardware portions of the Company’s Industrial IoT business segment in order to shift its focus towards sales of software products.

●	Industrial RTLS SaaS Platform - Our full stack offering in the Industrial IoT space includes an enterprise class, multi-technology RTLS IoT platform for industrial automation. Our RTLS IoT platform is a comprehensive real-time IoT solution for the implementation of industrial RTLS (track & trace) applications for indoor and outdoor areas, such as vehicle localization, production tracking, yard management, gate allocation, forklift location (MHE), real-time route optimization, and the automatic identification (AutoID) and booking of goods and material flows. In addition to real-time data applications for the digital twin, it also provides smart real-time location analyses from a single platform suite, enabling companies to identify significant process optimizations and make data-based decisions. Prebuilt modules offered within the platform include smart factory, smart warehouse, inventory manager, shipment manager, and yard manager. The digital twin of a physical space facilitates use cases for facility management, security safety, customer or worker experiences, asset tracking and more.

●	IoT Devices, Sensors and Tags - Our RTLS asset tracking hardware includes a full end-to-end portfolio of IoT sensors (also known as nodes or anchors) and tracking tags to track assets or personnel. This portfolio leverages our own products for ultra-wideband (UWB) and chirp spread spectrum (CSS) and GPS while incorporating support for third party integrated BLE, RFID and LiDAR solutions. In the security space, a version of our sensor enables detection of cellular, Wi-Fi and BLE signals that is combined with UWB to offer security and high value asset tracking solutions. Chirp technology is effective for longer range communication while UWB is an important RF standard for pinpoint asset tracking. Organizations across many different industries can leverage the accuracy, low-latency, and reliability of both technologies to track the real-time location and status of key assets and equipment, with precision. Users can display and track the static location and movement of assets and asset attribute information within a space on indoor maps.

●	Transceivers/Modules - Our nanoLOC transceiver is a low-power, highly integrated mixed-signal chip. This 2.4 GHz long range CSS transceiver transmits and receives wireless data packets for robust wireless communications, ranging capabilities, and real-time location determination. Our chirp leverages a patented, Company-owned technology and offers range comparable to Wi-Fi systems with accuracy of BLE or UWB in some scenarios. Supporting a freely adjustable center frequency with three non-overlapping frequency channels, amongst others, our nanoLOC enables multiple physically independent networks and improved coexistence with existing 2.4 GHz wireless technologies. This product is also available in a module form to allow easier integration for our partners and integrators.

●	Analytics and Insights - Our cloud-based analytics platform allows data from multiple sensors and data sources to be visualized for action by the customer. Our platforms can engage with data from our IoT sensors, mobile apps, third-party sensors and data that is ingested via an application programming interface (“API”) or data import. Analytics enable, for instance, factory operators to visualize and analyze the flow of products through the facility to address bottlenecks and improve efficiency and productivity.

●	Wireless Device Detection for Security – Our wireless detection and positioning solutions help cultivate situational awareness and identify security risks by leveraging sensors with proprietary technology that can detect and position active cellular, Wi-Fi, Bluetooth, and UWB signals throughout a venue. This solution allows for the positioning of people and assets homogeneously as they travel in a controlled space and empowers customers to make key decisions around security, risk mitigation and public safety, at scale. Utilizing various radio signal technologies permits device positioning with accuracy ranging from several meters down to approximately thirty centimeters, depending on the product deployed and conditions in the indoor space. The technology allows for detailed understanding of space and resource utilization, and in security applications it enables detection and identification of authorized and unauthorized devices, prevention of rogue devices through alerts based on rules when unknown devices are detected in restricted areas and asset tracking with centimeter level precision.

Positioning Innovation Powered by Machine Learning

 In 2025, we intend to continue to explore the use of machine learning and artificial intelligence (“AI”) to improve positioning accuracy, reliability and range which would provide additional benefits to existing customers and unlock new opportunities for our RTLS technology. Here is an example of how we are utilizing AI to enhance our technology: due to fluctuating frequency plotting in the beginning of a project, but after applying advanced AI filter methods and machine learning algorithms we can better understand the radio frequency (RF) behavior as to how the time difference of arrival (TDoA) sync path should be configured in the specific environment considering several attributes. Following these enhancements, we believe our products will be able to assist in providing predictive, more accurate, bidirectional location information to secure and optimize our deployments using hardware that includes iOS and Android smartphones, IoT sensors, access points or BLE beacons.

5G

Building on research and development (R&D) efforts in 2024, we intend to continue to study the worldwide 5G deployments, both public and private, to identify a robust hardware and software solution to detect and position new handsets based on this technology and explore software defined radio solutions, as well as enhancements in antenna technology to provide our customers with additional capabilities in the security field. This is a complex challenge and we are working with partners and customers to understand requirements, use cases and solutions.

Analytics and Insights

Inpixon Analytics on-premises or in the cloud, along with specially-optimized algorithms and industry specific dashboards that are intended to provide better visibility, predictive maintenance, process optimization, security and safety, and data-driven decision-making. Improved visibility gives real-time locations and status of assets, people, and equipment both indoors and outdoors. By collecting and analyzing data from RTLS systems, organizations gain insights from asset movements and use this information to optimize their operations. Predictive maintenance reduces downtime and maintenance costs, as well as improve the lifespan of equipment. Process optimization helps improve productivity, reduce costs, and enhance customer satisfaction. Security and safety helps prevent accidents, reduce the risk of theft, and enhance the overall safety of employees and customers. Data-driven decision making by analyzing data from RTLS systems, organizations gains a better understanding of their operations, identify areas for improvement, and make data-driven decisions that drive business value. Furthermore, we are continuing to enhance the integration of ChatGPT, a generative artificial intelligence (AI), into our RTLS solutions. This innovative integration expands the capabilities of our RTLS, enabling rapid, AI-assisted insights as well as interactive discussions in a conversational medium. Operations managers in production and logistics, in particular, stand to benefit from this transformative development.

Research and Development

TriFan 600

We plan to seek FAA certification of the TriFan 600 under the FAA’s new “Powered Lift” aircraft category. Initial concept and engineering analysis for the TriFan 600 was completed in July 2015. Legacy XTI built a 65% scale prototype and in May 2019 began initial hover tests. The prototype was successfully hover-tested multiple times. Subsequent to raising private funding during 2021, Legacy XTI hired a number of engineers (employees and consultants) to establish its core engineering organization. Additionally, Legacy XTI retained consulting firms to provide specialized engineering technical knowledge to complement XTI’s team.

In 2022, Legacy XTI updated the exterior design of the TriFan 600, including the location of the wing fans and the horizontal tail, to improve the performance and efficiency of the airplane. Design and engineering for other systems, including the propulsion system, landing gear, cockpit visibility, cabin sizing and structural integrity were also advanced during 2022 and 2023. Legacy XTI identified the initial supply chain and began negotiating with key suppliers globally. As a result of these efforts, Legacy XTI has established a baseline bill-of-materials.

Following a series of scaled model tests and Computational Fluid Dynamic (CFD) analysis, the engineering team further enhanced the aerodynamic performance and stability of the TriFan 600 and released its latest configuration, C211.2, and included a larger vertical stabilizer, enhanced duct and stator designs, new engine air inlets and exhaust, an updated drive train, and additional system design. The C211.2 configuration is currently undergoing CFD analysis at Oak Ridge National Laboratory. In addition, the engineering team continues to evolve the Digital Mockup (DMU), mass properties (i.e., weight) and Global Finite Element Modeling (GFEM) analysis.

In 2024, the Company engaged the FAA in a General Familiarization (Gen Fam) briefing for the TriFan 600. Follow-up meetings with FAA Subject Matter Experts (SME) began in early 2025 and will continue throughout the year to help assess safety, certification standards and potential certification challenges and obstacles. In March 2025, the Company submitted its TriFan 600 Type Certification application and G-1 “basis of certification” to the FAA for review. The G-1 addresses the latest draft Powered Lift Category guidelines and identifies areas unique to the TriFan 600 and intended means of safety and compliance.

The Company is currently working through the TriFan 600’s Preliminary Design Review (“PDR”) update, which we expect to complete in early 2026. During this PDR update, the Company will be refreshing the TriFan 600 vendor / supplier list. For critical suppliers, we will begin signing phased contracts during the first half of 2025. Once the PDR phase is completed, we expect that almost all suppliers for the TriFan 600 will have been identified and most under contract. Supplier systems and subsystems will be integrated into our PDR configuration, C212. We will engage a handful of outside experts to be part of our PDR participants to help assess our PDR “exit” readiness.

After PDR, we will launch our detailed design phase culminating in a Critical Design Review (“CDR”). This phase will include further interactions with suppliers to develop and mature major structures and systems of the airplane. With input from industry-respected suppliers, we believe all systems of the TriFan 600 can be incorporated into the airframe to deliver a fully integrated solution. The fulfillment of this phase is expected to pave the way for approving engineering designs used to build the airplane. The CDR phase will also include ongoing communication with the FAA to discuss and maintain awareness of our compliance with federal regulations. We expect this phase to take approximately 12 to 18 months.

Following the completion of the CDR phase, we will begin fabricating and constructing our full-scale flight test airplane and working towards first flight. After a successful first flight activities, the certification from the FAA is expected to take an additional 18 to 24 months to achieve. As such, we anticipate FAA type certification of the TriFan 600 in 2030.

RTLS & IIoT Solutions

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

Sales and Marketing

TriFan 600

Our sales channels include direct sales as well as indirect sales channels which may include one or more regional sales agents or brokers. Indirect sales partners may also provide a range of pre- and post-sales services to our customers including aftermarket support and maintenance, repair and overhaul (“MRO”) services using XTI Aerospace parts.

In 2023, we entered into a commercial agreement with a sales and distribution agent for prospective sales of the TriFan 600 airplane and MRO services in certain markets, including 21 countries of the Middle East and North Africa. We have been in discussions with other sales and distribution agents throughout the world and plan to expand our global territory reach via commercial agreements.

We intend to market our airplane through customer-targeted marketing campaigns (e.g., EMS, land management, oil & gas) utilizing our digital presence, webinars, podcasts, national and regional trade shows, conferences, and other media. To best identify target customers, we intend to utilize a Customer Advisory Board – a focus group to solidify the “voice of the customers” and allow us to map customer requirements and use cases to our available features, functions and options.

RTLS & IIoT Solutions

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

Our RTLS products are primarily sold on a license and SaaS mode, which we call “location as a service” or “LaaS.” In our licensing model, we also typically charge an annual maintenance fee. The LaaS model is typically for a 3-5 year contract and includes license to use, maintenance and hardware upgrades. The LaaS model generates a recurring revenue stream.

Customers

TriFan 600

We previously had a pre-sales program that included refundable deposits for the TriFan 600 airplane that we intend to reopen later in 2025. Most pre-orders do not include deposits. Pre-sale agreements generally provide customers a delivery slot for their airplanes. The deposits we have received do not create an obligation on the part of the customer to purchase an airplane, and a customer may request the full return of its refundable deposit. Most pre-orders are subject to the execution of a definitive purchase agreement between us and each party that contains the final terms for the purchase of our TriFan 600 airplane, including, but not limited to, the final number of airplanes to be purchased and the timing for delivery of the airplanes. As of the date of this filing, we have conditional pre-orders under a combination of aircraft purchase agreements, non-binding reservation deposit agreements and options for the delivery of more than 290 airplanes.

We have non-binding purchase orders for the purchase of 140 TriFan 600 airplanes, including a non-binding pre-order for the purchase of 100 TriFan 600 airplanes by Mesa Airlines, Inc. (“Mesa”) pursuant to that certain conditional aircraft purchase agreement, dated February 2, 2022, by and among Legacy XTI, Mesa Airlines and Mesa Air Group, Inc. Mesa’s purchase obligations under such agreement are conditioned upon, among other things, certification of our airplane by the FAA and the agreement by the parties of all material terms of the transaction including, but not limited to, delivery dates, airplane specifications, warranties, remedies, milestones relating to the development of the TriFan 600, the type and extent of assistance to be provided by Mesa in obtaining certification of the TriFan 600, branding and marketing matters, and optional equipment in the airplane. If the parties do not agree on such material terms, either party has the right to terminate the agreement if such party determines in its discretion that it is not likely that the material terms will be agreed to in a manner consistent with such party’s business and operational interests (as those interests may change from time to time).

Additionally, we have entered into non-binding options to purchase an aggregate of 40 airplanes with potential purchasers located in the United States and Europe. We have entered into non-binding aircraft reservation deposit agreements for an aggregate of 114 airplanes with potential purchasers located in the United Kingdom, Ireland, Australia, Dubai, India, Japan, Brazil, and the United States. Customers making reservation deposits are not obligated to purchase any airplanes until they execute a definitive purchase agreement. We have written letters of intent (without deposits) with customers for an additional 105 airplanes. Customers may request a return of their refundable deposits any time up until the execution of a purchase agreement. These conditional orders and reservations represent the potential of more than $3.0 billion in future gross revenue upon delivery of those airplanes, assuming the low end of our current list price range of $10 million per airplane assuming we can execute on the development program for the TriFan 600, secure FAA certification, and deliver these airplanes.

RTLS & IIoT Solutions

Our RTLS offerings which include real-time location tracking, collision avoidance and wireless device detections are used around the world in automotive factories, heavy equipment factories, logistics and distribution warehouses, mining operations, government and military buildings, and corporate offices.

During the year ended December 31, 2024, four customers accounted for over 10% of revenue (23%, 14%, 13%, and 11%, respectively). The Company had no revenue during the year ended December 31, 2023.

Competition

TriFan 600

The private jet and private business aircraft markets are highly competitive, and we face a significant number of original equipment manufacturer competitors, most of which are larger, better known and have better financial resources than us. When the TriFan 600 goes into production, we believe it will compete with other aircraft manufacturers by providing our customers with what we believe is a unique airplane with distinct and largely unique performance capabilities at a competitive purchase price. We believe the TriFan 600 airplane will be one of a small number of aircraft that offers the speed, range and comfort of a business airplane with the versatility of VTOL. As we expect that the TriFan 600 will be capable of flying greater distances and on average at twice the speed and three times the range of competing helicopters, we expect the TriFan 600 to offer lower direct operating costs (cost per flight hour) and be able to fly almost twice as many missions, thus generating additional cost savings and revenue for airlines and aircraft operators when compared with helicopters.

RTLS & IIoT Solutions

Our RTLS business is characterized by innovation and rapid change. Our RTLS Indoor Intelligence products compete with companies such as Aruba, Cisco, Juniper Networks/Mist Systems, Ubisense, Sewio, Kinexon, Zebra Technologies and other mostly vertical focused RTLS companies. Some competitors determine positioning primarily using BLE or Wi-Fi and, therefore, we believe they cannot achieve the same accuracy that we do and so cannot meet some customers’ needs. Many RTLS competitors are focused on one technology and/or vertical and, at this time, we believe none of them have as complete an offering of tags, anchors, positioning, engine, software, integrations and analytics.

We believe we offer a unique and differentiated approach to the market with our industrial RTLS which is:

●	Comprehensive. We offer full-stack RTLS solutions which seamlessly integrates tracking tags, anchors, sensors, positioning engine, software, and connections to third-party systems. We integrate a myriad of indoor data inputs and outputs. With a single platform we can support a multitude of use cases across numerous industries in both the private and public sector.

●	Scalable. Our solutions are built to support customers’ expanding needs and use cases. Unlike many other competitive point-solutions, we can offer expansion paths and support for a wide variety of location-based use cases at large, multi-size, global enterprises. Our multi-layered depiction of indoor data allows users to see the information most relevant to their role, in the optimal format for them (e.g., charts, tables, maps, etc.).

●	Technology-agnostic and open. We embrace an ecosystem of hardware, software, integration and distribution partners welcoming integration and synchronization with third party data and systems in combination with our platform. Our open architecture is designed to enable the integration of disparate technologies, preserve investment and avoid obsolescence. APIs and MQTT make it possible to move data in and out of our platform to enable a plethora of opportunities and benefits.

Intellectual Property

TriFan 600

We have received a utility patent (US Patent 9,676,479) and a design patent (US Patent D741247) for a VTOL airplane that includes a pair of ducted lift/thrust fans that are rotatably moveable between the lift and thrust positions. Based on those U.S. patents, the Company has also applied for and has been issued multiple additional foreign utility patents, including from China, Japan, Europe and Canada. We have sought to protect our intellectual property using patents and trade secrets. Employee and third-party consultants have signed non-disclosure agreements with Legacy XTI which include standard provisions related to assignment of work product and other requirements to further protect its proprietary rights. We are continuing to develop intellectual property, and we intend to aggressively protect our position in key technologies. We own several trademarks protecting Legacy XTI’s name and logo. Our intellectual property also includes extensive data, engineering analyses and other know-how.

We have obtained broad patent protection in both respects through the above-referenced patents. Under the European patent, we have applied for issuance of patents in the U.K., France, Germany, and Italy, where we expect the airplane will be sold and used. Patents are also pending in Brazil.

RTLS

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

In connection with the Company’s disposition of its enterprise app business lines to CXApp, Inc. in March 2023 (see Part III, Item 11 “Executive Compensation — Completed Transaction Bonus Plan” for more information about this disposition), each of the Company and CXApp, Inc. granted the other party (each, a “Licensee”) a limited worldwide, non-exclusive, irrevocable, royalty free, fully paid up, perpetual license to use, practice and otherwise exploit such intellectual property (with certain exceptions) that is owned, controlled or purported to be owned or controlled by the other party (the “Licensor”) to the extent used, practiced or otherwise exploited in the business of the Licensee during the twelve (12) months prior to the separation or is reasonably anticipated to be used after the separation for the conduct of any business of the Licensee as conducted on or prior to the separation and reasonably anticipated extension or evolutions thereof that are not substitutes for any product or service of the Licensor.

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

We intend to seek approval for the design of the TriFan 600 by obtaining a standard Type Certificate under Federal Aviation Regulations, in particular the criteria set forth under the “Powered Lift” regulations. In March 2025, the Company submitted its Type Certification application to the FAA. The FAA will oversee extensive testing and analysis of the TriFan 600 to confirm the airplane’s safety, stability, reliability, performance, and compliance with the applicable airworthiness standards.

In addition, once the FAA issues a type certificate to the Company, we intend to apply for a production certificate, the FAA’s approval required for the manufacture of an FAA-approved type design, to enable the Company to manufacture the TriFan in commercial quantities. TriFan 600 airplane that are manufactured by XTI in accordance with the type certificate and the production certificate will be delivered to customers along with a certificate of airworthiness. To obtain a production certificate from the FAA, we must demonstrate that our organization and our personnel, facilities, and quality system can produce the airplane such that they conform to the approved design.

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

Employees

As of April 11, 2025, we have 47 employees, including 4 part-time employees, which includes all employees of our subsidiaries. This includes 3 officers, 7 sales personnel, 4 marketing personnel, 20 technical and engineering personnel and 9 finance, other executive, legal and administration personnel.

Business Combination

On July 24, 2023, we entered into an Agreement and Plan of Merger (amended on December 30, 2023 and March 12, 2024, the “XTI Merger Agreement”) by and among us, Superfly Merger Sub Inc., a Delaware corporation and our then wholly-owned subsidiary (“Merger Sub”), and XTI Aircraft Company, a Delaware corporation (“Legacy XTI”). Pursuant to the XTI Merger Agreement, on March 12, 2024 (the “Closing Date”), Merger Sub merged with and into Legacy XTI (the “XTI Merger”), with Legacy XTI surviving the XTI Merger as our wholly-owned subsidiary. Following the effective time of the XTI Merger (the “Effective Time”) on the Closing Date, we amended our articles of incorporation to change our name from “Inpixon” to “XTI Aerospace, Inc.” and the combined company opened for trading on the Nasdaq Capital Market on March 13, 2024 under the new ticker symbol “XTIA”.

Immediately prior to the Effective Time, we effected a 1-for-100 reverse split of our outstanding shares of common stock.

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

We believe that our facility in Colorado meets our needs for the immediate future. During 2024, we commenced a site selection process to identify a facility located at an airport within the continental U.S. that will allow us to consolidate engineers and other administrative employees, perform flight simulations, perform propulsion rig and prototype flight tests, and potentially expand to a full production site with a facility for pilot training. It is not yet determined whether our corporate headquarters will change from the current location at Centennial Airport.

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

Risks Related to Our Business and Industry

●	We have a limited operating history and have not yet manufactured any non-prototype aircraft, delivered any aircraft to customers or generated any revenues from our aircraft business, and we may never develop or manufacture any VTOL aircraft according to our current development schedule, or at all.

●	We will require FAA certification, and a delay in receiving such certification could adversely affect our prospects, business, financial condition and results of operations.

●

The pre-orders we have received for our TriFan 600 airplane are non-binding, conditional or written expressions of interest and may be terminated at any time prior to execution of a definitive purchase agreement. If these pre-orders are cancelled, modified, delayed or not placed in accordance with the terms agreed with each party, our business, results of operations, liquidity and cash flow will be materially adversely affected.

●	We have a history of losses, and in order to successfully execute our business plan, we will need to raise additional capital through additional debt or equity financing, which may otherwise not be available on reasonable terms or at all.

●	As a result of our failure to timely file a Current Report on Form 8-K, we are currently ineligible to use Form S-3 until August 2025, which may impair our ability to raise capital on terms favorable to us, in a timely manner or at all.

●	Operating aircraft carries a degree of inherent risk. Accidents or incidents involving VTOL aircraft, us or our competitors could have a material adverse effect on our business, financial condition and results of operations.

●	The market for a civilian long-range fixed-wing VTOL aircraft is new and untested. If such market does not respond at the level we expect or if it fails to grow as large as we expect, our business, financial condition and results of operations could be harmed.

●	If we do not adequately protect our intellectual property rights, we may experience a loss of revenue and our operations and growth prospects may be materially harmed.

●	We have completed several strategic transactions including acquisitions and dispositions, which may make it difficult for potential investors to evaluate our future business. Any future acquisitions or dispositions could disrupt our business and harm our business, financial condition or operating results. Furthermore, due to the risks and uncertainties related to the acquisition of new businesses, any such acquisition does not guarantee that we will be able to attain profitability.

●	We have been subject to government or regulatory investigations or inquiries under national, regional and local laws, as amended from time to time, and may be required to comply with data requests, or requests for information by government authorities and regulators in the United States or other jurisdictions in which we operate and any resulting enforcement action could have a materially adverse effect on us.

●	Digital threats such as cyber-attacks, data protection breaches, computer viruses or malware on our customers ’ networks, or in cloud-based services provided by or enabled by us, could result in liability for us, damage our reputation or otherwise harm our business.

●	Any failures or interruptions in our services or systems could disrupt our business and impair our ability to effectively provide our RTLS services and products to our customers, which could damage our reputation and adversely affect our revenues and profitability.

●	The growth of our RTLS business is dependent on increasing sales to our existing customers and obtaining new customers, which, if unsuccessful, could limit our financial performance.

Risks Related to Our Securities

●	Our failure to maintain compliance with the continued listing requirements of the Nasdaq Capital Market may result in our common stock being delisted from the Nasdaq Capital Market, which could negatively impact the price of our common stock, liquidity, our ability to access the capital markets and our stockholders’ ability to sell their shares.

●	We are subject to certain contractual limitations that could materially adversely affect our ability to consummate future financings.

●	Our stock price may be volatile, and your investment may suffer a decline in value as a result of the volatility of our stock.

●	Sales of our common stock or other securities, or the perception that future sales may occur, may cause the market price of our common stock to decline, even if our business is doing well.

●	There may be future sales or other dilution of our equity, which may adversely affect the market price of our common stock.

●	We may issue debt and equity securities or securities convertible into equity securities, any of which may be senior to our common stock as to distributions and in liquidation, which could negatively affect the value of our common stock.

●	If our common stock becomes subject to the penny stock rules, it would become more difficult to trade our shares.

●	We do not intend to pay cash dividends to our stockholders, so it is unlikely that stockholders will receive any return on their investment in our Company prior to selling our stock.

●	Some provisions of Nevada law, our articles of incorporation and our bylaws may deter takeover attempts, which may inhibit a takeover that stockholders consider favorable and limit the opportunity of our stockholders to sell their shares at a favorable price.

Risks Related to Our Business and Industry

We have a limited operating history and have not yet manufactured any non-prototype aircraft, delivered any aircraft to customers or generated any revenues from our aircraft business, and we may never develop or manufacture any VTOL aircraft according to our current development schedule, or at all.

We have a limited operating history in the VTOL aircraft industry. Our primary VTOL aircraft product is the TriFan 600 airplane, which is currently in the developmental stage. If we are successful in commercially producing the TriFan 600 according to our current development schedule, we do not expect to be able to obtain approval from the FAA and regulatory bodies in other countries, and commence deliveries until 2030 at the earliest, if at all. We have no experience as an organization in high volume manufacturing of the TriFan 600 or any other type of aircraft. We cannot assure you that we or our partners will be able to develop efficient, automated, cost-efficient manufacturing capabilities and processes and reliable sources of component supplies that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully mass market our aircraft. You should consider our business and prospects in light of the risks and significant challenges we face as a new entrant into our industry, including, among other things, with respect to our ability to:

●	design and produce safe, reliable and quality aircraft on an ongoing basis;

●	obtain the necessary regulatory approvals in a timely manner;

●	build a well-recognized and respected brand;

●	establish and expand our customer base;

●	successfully service our aircraft after sales and maintain a good flow of spare parts and customer goodwill;

●	improve and maintain our operational efficiency;

●	predict our future revenues and appropriately budget for our expenses;

●	attract, retain and motivate talented employees;

●	anticipate trends that may emerge and affect our business;

●	anticipate and adapt to changing market conditions, including technological developments and changes in our competitive landscape; and

●	navigate an evolving and complex regulatory environment.

If we fail to adequately address any or all of these risks and challenges, our business, financial condition and results of operations may be materially and adversely affected. There is no assurance that we will ever be profitable or generate sufficient revenue to pay dividends to the holders of our common stock. We do not believe we will be able to generate revenues from the sale of aircraft without successfully securing FAA certification of the TriFan 600 airplane, which involves substantial risk. As a result, we are dependent upon raising sufficient financing to fund the Company until the TriFan 600’s first flight, including building the first test airplane. If planned operating levels are changed, higher operating costs encountered, lower sales revenue received, more time is needed to implement the plan, or less funding is received from customer deposits or sales, more investor funds than currently anticipated may be required. Additional difficulties may be encountered prior to FAA certification, such as unanticipated problems relating to development, testing, and initial and continuing regulatory compliance, vendor manufacturing costs, production and assembly, and the competitive and regulatory environments in which we intend to operate. If additional capital is not available when required, or is not available on acceptable terms, we may be forced to modify or abandon our business plan.

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

The pre-orders we have received for our TriFan 600 airplane are non-binding, conditional or written expressions of interest and may be terminated at any time prior to execution of a definitive purchase agreement. If these pre-orders are cancelled, modified, delayed or not placed in accordance with the terms agreed with each party, our business, results of operations, liquidity and cash flow will be materially adversely affected.

We previously had a pre-sales program that included refundable deposits for the TriFan 600 airplane that we intend to reopen later in 2025. Most pre-orders do not include deposits. Pre-sale agreements generally provide customers a delivery slot for their airplanes. The deposits we have received do not create an obligation on the part of the customer to purchase an airplane, and a customer may request the full return of its refundable deposit. Most pre-orders are subject to the execution of a definitive purchase agreement between us and each party that contains the final terms for the purchase of our TriFan 600 airplane, including, but not limited to, the final number of airplanes to be purchased and the timing for delivery of the airplanes. Some or most customers might not transition to non-refundable purchase contracts until prior to aircraft delivery, if at all. Aircraft customers might respond to weak economic conditions or competitive alternatives in the market by canceling orders, resulting in lower demand for our TriFan 600 airplane and other materials, such as parts, services, and training, from which we expect to generate additional revenue. Customers’ request for a return of their refundable deposits could have a material adverse effect on our financial results and/or liquidity, including, but not limited to, the possibility that we may be financially unable to return such deposits.

We have a history of losses, and in order to successfully execute our business plan, we will need to raise additional capital through additional debt or equity financing, which may otherwise not be available on reasonable terms or at all.

We incurred net losses of approximately $35.6 million and $25.1 million for the fiscal years ended December 31, 2024 and 2023, respectively, and we had an accumulated deficit of approximately $93.6 million as of December 31, 2024. These losses and prior-year losses have resulted in significant negative cash flows. The continuation of our Company is dependent upon attaining and maintaining profitable operations in our RTLS business and executing timely on our design, FAA certification and eventual production of the TriFan 600 and raising additional capital as needed, but there can be no assurance that we will be able to raise any further financing.

Our management is evaluating options and strategic transactions and continuing to market and promote our new products and technologies, however, there is no guarantee that these efforts will be successful or that we will be able to achieve or sustain profitability. Even if we are able to successfully develop and sell our aircraft, there can be no assurance that the aircraft will be commercially successful and achieve or sustain profitability. We expect the rate at which we will incur losses to be significantly higher in future periods as we, among other things, certify and assemble our aircraft, deploy our facilities, build up inventories of parts and components for our aircraft, increase our sales and marketing activities, develop our manufacturing infrastructure and increase our general and administrative functions to support our growing operations. These efforts may not result in the Company reaching profitability, which would further increase our losses. We have funded our operations primarily with proceeds from public and private offerings of our common stock and secured and unsecured debt instruments. Our history of operating losses and cash uses, our projections of the level of cash that will be required for our operations to reach profitability, may impair our ability to raise capital on terms that we consider reasonable and at the levels that we will require over the coming months.

To the extent that we raise additional capital by issuing equity securities, such an issuance may cause significant dilution to our stockholders’ ownership and the terms of any new equity securities may have preferences over our common stock. Any debt financing that we enter into may involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem its stock or make investments. In addition, if we raise additional funds through licensing, partnering or other strategic arrangements, it may be necessary to relinquish rights to some of our technologies and proprietary rights, or grant licenses on terms that are not favorable to us. We have issued, and may in the future issue, incentive awards under our equity incentive plans, which may have additional dilutive effects. We may also be required to recognize non-cash expenses in connection with certain securities we may issue in the future such as convertible notes and warrants, which would adversely impact our financial condition and results of operations.

Our ability to obtain needed financing may be impaired by factors, including the condition of the economy and capital markets, both generally and specifically in our industry, and the fact that we are neither cash flow positive nor profitable, which could affect the availability or cost of future financing. We cannot provide any assurances that we will be able to secure additional funding from public or private offerings or debt financings on terms acceptable to us, if at all. If the amount of capital we are able to raise from financing activities, together with our limited revenues from operations, is not sufficient to satisfy our capital needs, we may need to reduce our operations by, for example, selling certain assets or business segments.

As a result of our failure to timely file a Current Report on Form 8-K, we are currently ineligible to use Form S-3 until August 2025, which may impair our ability to raise capital on terms favorable to us, in a timely manner or at all.

Form S-3 permits eligible issuers to conduct registered offerings using a short form registration statement that allows the issuer to incorporate by reference its past and future filings and reports made under the Exchange Act. In addition, Form S-3 enables eligible issuers to conduct primary offerings “off the shelf” under Rule 415 of the Securities Act. The shelf registration process, combined with the ability to forward incorporate information, allows issuers to avoid delays and interruptions in the offering process and to access the capital markets in a more expeditious and efficient manner than raising capital in a standard registered offering pursuant to a registration statement on Form S-1. The ability to register securities for resale may also be limited as a result of the loss of Form S-3 eligibility.

As a result of our failure to timely file a Current Report on Form 8-K, we are currently ineligible to use Form S-3 until August 2025. Our inability to use Form S-3 may significantly impair our ability to raise necessary capital to fund our operations and execute our strategy. If we seek to access the capital markets through a registered offering during the period of time that we are unable to use Form S-3, we may be required to publicly disclose the proposed offering and the material terms thereof before the offering commences, we may experience delays in the offering process due to SEC review of a Form S-1 registration statement and we may incur increased offering and transaction costs and other considerations. Disclosing a public offering prior to the formal commencement of an offering may result in downward pressure on our stock price. If we are unable to raise capital through a registered offering, we would be required to conduct our equity financing transactions on a private placement basis, which may be subject to pricing, size and other limitations imposed under the Nasdaq rules, or seek other sources of capital. The foregoing limitations on our financing approaches could prevent us from pursuing transactions or implementing business strategies that would be beneficial to our business.

Operating aircraft carries a degree of inherent risk. Accidents or incidents involving VTOL aircraft, us or our competitors could have a material adverse effect on our business, financial condition and results of operations.

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

We are at risk of adverse publicity stemming from any public incident involving our company, our people, our brand or other companies in our industry. Such an incident could involve the actual or alleged behavior of any of our employees or third-party contractors. Further, if our personnel, our TriFan 600 airplane or other types of aircraft are involved in a public incident, accident, catastrophe or regulatory enforcement action, we could be exposed to significant reputational harm and potential legal liability. The insurance we carry may be inapplicable or inadequate to cover any such incident, accident, catastrophe or action. In the event that our insurance is inapplicable or inadequate, we may be forced to bear substantial losses from an incident or accident. In addition, any such incident, accident, catastrophe or action involving our employees, our TriFan 600 airplane or other types of aircraft could create an adverse public perception, which could harm our reputation, result in passengers being reluctant to use our services and adversely impact our business, results of operations and financial condition.

We operate in highly competitive markets and we may be required to reduce the prices for some of our products and services to remain competitive, which could adversely affect our results of operations.

The TriFan 600 potentially competes with a variety of aircraft manufacturers in the United States and abroad. Further, we could face competition from competitors of whom we are not aware that have developed or are developing technologies that will offer alternatives to the TriFan 600. Competitors could develop an aircraft that renders the TriFan 600 less competitive than we believe it will become. Many existing potential competitors are well-established, have or may have longer-standing relationships with customers and potential business partners, have or may have greater name recognition, and have or may have access to significantly greater financial, technical and marketing resources. Other manufacturers may be developing a light, fixed-wing, VTOL airplane with performance similar to that of the TriFan 600.

Additionally, the RTLS industry is developing rapidly and related technology trends are constantly evolving. In this environment, we face, among other things, significant price competition from our competitors. As a result, we may be forced to reduce the prices of the RTLS products and services we sell in response to offerings made by our competitors and may not be able to maintain the level of bargaining power that we have enjoyed in the past when negotiating the prices of our products and services. If we are not able to maintain favorable pricing for our RTLS products and services, our results of operations could be adversely affected.

The market for a civilian long-range fixed-wing VTOL airplane is new and untested. If such market does not respond at the level we expect or if it fails to grow as large as we expect, our business, financial condition and results of operations could be harmed.

The market for a civilian long-range fixed-wing VTOL airplane is completely new and untested. Our success in this market is dependent upon our ability to effectively market and sell travel and other applications by the TriFan 600 as a substitute for conventional methods of air transportation (i.e., helicopters and/or light and mid-size business aircraft) and the effectiveness of our other marketing and growth efforts. We have projected the market for the TriFan 600 based upon a variety of internal and external market data. The estimates involve assumptions, which may not be realized in fact. There can be no assurance that our estimates for the number of TriFan 600 airplane that may be sold in the market will be as anticipated. If the public does not respond as expected as a result of concerns regarding safety, affordability or for other reasons, then the market for our offerings may not develop, may develop more slowly than we expect or may not achieve the growth potential we expect, any of which could harm our business, financial condition and results of operations.

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

If we are unable to obtain and maintain adequate facilities and infrastructure, we may be unable to develop and manufacture the aircraft as expected, and our aircraft may require maintenance at frequencies or at costs that are greater than expected.

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

Moreover, the TriFan 600, when produced, is anticipated to require regular maintenance and support. We are still developing our understanding of the long-term maintenance profile of the airplane, and if useful lifetimes are shorter than expected, this may lead to greater maintenance costs than previously anticipated. If the TriFan 600 and related equipment require maintenance more frequently than we plan for or at costs that exceed our estimates, that would have an impact on the sales of our aircraft and have a material adverse effect on our business, financial condition and results of operations.

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

Although we have received certain patents for the TriFan 600 issued by the US Patent and Trademark Office (USPTO) and various foreign jurisdictions, there is no guarantee that we will receive one or more additional patents for which we will apply to the USPTO or for which we have applied or will apply in foreign jurisdictions. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are complex and often uncertain and are subject to change. There is no guarantee that any court will rule in our favor in the event of a dispute related to our intellectual property. In the absence of further patent protection, it may be more difficult for us to achieve commercial production of the TriFan 600. In addition, any patents issued in the future may not provide us with any competitive advantages because our competitors may independently develop similar or alternative technologies or products that are equal to or superior to our TriFan 600 technology without infringing on any of our intellectual property rights or design around our proprietary technologies.

Furthermore, our proprietary software is protected by common law copyright laws, as opposed to registration under copyright statutes. We have not registered copyrights on any of the proprietary software we have developed. Our performance and ability to compete are dependent to a significant degree on our proprietary technology. Common law protection may be narrower than that which we could obtain under registered copyrights. As a result, we may experience difficulty in enforcing our copyrights against certain third party infringements. As part of our confidentiality-protection procedures, we generally enter into agreements with our employees and consultants and limit access to, and distribution of, our software, documentation and other proprietary information. There can be no assurance that the steps we have taken will prevent misappropriation of our technology or that agreements entered into for that purpose will be enforceable. Moreover, the laws of other countries may afford us little or no protection of our intellectual property. Our inability to protect our intellectual property rights could adversely affect our financial condition, operating results and growth prospects.

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

Our ability to use net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2024, we had federal net operating loss carryforwards (“NOLs”) of approximately $96.9 million, of which approximately $5.3 million will begin to expire in 2037 and the remainder do not expire. Under the Tax Cuts and Jobs Act, federal NOLs generated by us in tax years through December 31, 2017 may be carried forward for 20 years and may fully offset taxable income in the year utilized and federal NOLs generated by us in tax years beginning after December 31, 2017 may be carried forward indefinitely but may only be used to offset 80% of our taxable income annually. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change federal NOLs and other tax attributes (such as research and development tax credits) to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a greater than 50 percentage point change (by value) in a corporation’s equity ownership by certain stockholders over a rolling three-year period. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which shifts are outside our control). As a result, our ability to our pre-change federal NOLs and other tax attributes to offset future taxable income and taxes could be subject to limitations. Similar provisions of state tax law may also apply. For these reasons, even if we achieve profitability, we may be unable to use a material portion of our NOLs and other tax attributes which may have an adverse impact on our business, financial condition and results of operations.

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

Insurance and contractual protections may not always cover potential claims, lost revenue, increased expenses or liquidated damages payments, which could adversely affect our financial results.

Although we maintain insurance and intend to obtain warranties from suppliers, obligate subcontractors to meet certain performance levels and attempt, where feasible, to pass risks we cannot control to our customers, the proceeds of such insurance or the warranties, performance guarantees or risk sharing arrangements may not be adequate to cover potential claims, lost revenue, increased expenses or liquidated damages payments that may be required in the future. Moreover, there can be no assurance that present levels of coverage will be available in the future at reasonable cost. We also expect our insurance needs and costs to increase as we build production facilities, manufacture aircraft, establish commercial operations and expand into new markets.

We have completed several strategic transactions including acquisitions and dispositions, which may make it difficult for potential investors to evaluate our future business. Any future acquisitions or dispositions could disrupt our business and harm our business, financial condition or operating results. Furthermore, due to the risks and uncertainties related to the acquisition of new businesses, any such acquisition does not guarantee that we will be able to attain profitability.

We have historically had a strategic acquisition strategy and since 2014 we completed several strategic transactions and spin-offs. Our RTLS business has developed through multiple acquisition transactions. In August 2018, we completed the spin-off of our VAR business, which included our legacy value added reseller business, and in 2019 we completed several other acquisition transactions to expand our product portfolio. In 2020, we acquired the Nanotron business, an exclusive license for the distribution and marketing of statistical analytics and visualization software solutions for engineering and sciences (SAVES) expanding our operations in the United Kingdom and Germany. In 2021, we acquired 100% of the outstanding capital stock of IntraNav GmbH, an industrial IoT (IIoT), real-time location system (RTLS), and sensor data services provider and 100% of the outstanding capital stock of Design Reactor, Inc which operated an enterprise level employee experience app. In 2023, we completed the spin-off of this enterprise apps business. In December 2023, we transferred the UK division of our SAVES business to Damon Motors Inc. (then known as Grafiti Holding Inc.) (“Damon Motors”) in connection with the spin-off and distribution of all of the shares of Damon to our shareholders upon the effectiveness, in November 2024, of Damon’s registration statement related to the spin-off distribution. In February 2024, we divested the remainder of the SAVES and Shoom business in a stock purchase transaction. Our limited operating history after such acquisitions and divestitures makes it difficult for potential investors to evaluate our business or prospective operations or the merits of an investment in our securities.

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

With respect to acquisitions, we are subject to the risks inherent in the financing, expenditures, complications and delays characteristic of a newly combined business, including, but not limited to:

●	the purchase price we pay and/or unanticipated costs could significantly deplete our cash reserves or result in dilution to our existing stockholders;

●	we may find that the acquired company or technologies do not improve our market position as planned;

●	we may have difficulty integrating the operations and personnel of the acquired company, as the combined operations will place significant demands on the Company’s management, technical, financial and other resources;

●	personnel, vendors, suppliers and customers of the acquired company may terminate their relationships with the acquired company as a result of the acquisition;

●	we may experience additional financial and accounting challenges and complexities in areas such as tax planning and financial reporting;

●	we may assume or be held liable for risks and liabilities (including environmental-related costs) as a result of our acquisitions, some of which we may not be able to discover during our due diligence investigation or adequately adjust for in our acquisition arrangements (for example, even if we secure indemnification protections in connection with these acquisitions from undisclosed liabilities, there may not be adequate resources to cover such indemnity);

●	our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically or culturally diverse enterprises;

●	we may incur one-time write-offs or restructuring charges in connection with the acquisition;

●	we may acquire goodwill and other intangible assets that are subject to amortization or impairment tests, which could result in future charges to earnings; and

●	we may not be able to realize the cost savings or other financial benefits we anticipated.

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

We continue to integrate the technology and operations acquired in connection with our recent acquisitions, including but not limited to the Legacy XTI technology and operations. This process involves complex operational, technological and personnel-related challenges, which are time-consuming and expensive and may disrupt our ongoing business operations. Furthermore, integration involves a number of risks, including, but not limited to:

●	difficulties or complications in combining the companies’ operations;

●	differences in controls, procedures and policies, regulatory standards and business cultures among the combined companies;

●	the diversion of management’s attention from our ongoing core business operations;

●	increased exposure to certain governmental regulations and compliance requirements;

●	the potential increase in operating costs;

●	the potential loss of key personnel;

●	the potential loss of key customers or suppliers who choose not to do business with the combined business;

●	difficulties or delays in consolidating the acquired companies’ technology platforms, including implementing systems designed to maintain effective disclosure controls and procedures and internal control over financial reporting for the combined company and enable the Company to continue to comply with U.S. GAAP and applicable U.S. securities laws and regulations;

●	unanticipated costs to successfully integrate operations, technologies, personnel of acquired businesses and other assumed contingent liabilities;

●	difficulty comparing financial reports due to differing financial and/or internal reporting systems;

●	making any necessary modifications to internal financial control standards to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder; and/or

●	possible tax costs or inefficiencies associated with integrating the operations of the combined company.

These factors could cause us to not fully realize the anticipated financial and/or strategic benefits of the acquisitions, which could have a material adverse effect on our business, financial condition and/or results of operations.

Even if we are able to successfully operate the acquired businesses, we may not be able to realize the revenue and other synergies and growth that we anticipated from these acquisitions in the time frame that we currently expect, and the costs of achieving these benefits may be higher than what we currently expect, because of a number of risks, including, but not limited to:

●	the possibility that the acquisition may not further our business strategy as we expected;

●	the possibility that we may not be able to expand the reach and customer base for the acquired companies’ current and future products as expected;

●	the possibility that we may have entered a market with no prior experience and may not succeed in the manner expected; and

●	the possibility that the carrying amounts of goodwill and other purchased intangible assets may not be recoverable.

As a result of these risks, the acquisitions and integration may not contribute to our earnings as expected, we may not achieve expected revenue synergies or our return on invested capital targets when expected, or at all, and we may not achieve the other anticipated strategic and financial benefits of the acquisitions.

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

Changes in U.S. and foreign government administrative policy, including the imposition of or increases in tariffs and changes to existing trade agreements, and other changes to macroeconomic conditions could have a material adverse effect on global economic conditions and our business, results of operations, prospects and financial condition.

As a result of changes to U.S. and foreign government administrative policy, there may be changes to existing trade agreements, greater restrictions on free trade generally, the imposition of or significant increases in tariffs on goods imported into the U.S., particularly those manufactured in Canada, Mexico, Europe, and China, and adverse responses by foreign governments to U.S. trade policies, among other possible changes. China is currently a leading global source of hardware products, including the hardware products that we use. As the implementation of tariffs is ongoing, more tariffs may be added in the future. These tariffs could have an adverse impact on our business, results of operations, prospects and financial condition, and if we are unable to pass such price increases through to our customers, it would likely increase our cost of sales and, as a result, decrease our gross margins, operating income and net income. As of the date of this Annual Report on Form 10-K, discussions remain ongoing in respect of certain trade restrictions and tariffs on imports from Canada, China, Mexico and Europe, as well as retaliatory tariffs enacted in response to such actions. In light of these events, there continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties, and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our access to suppliers or customers and, in turn, have a material adverse effect on the business and financial condition of such suppliers and customers or other counterparties we do business with, which in turn would negatively impact us.

Deteriorating macroeconomic conditions, including slower growth or a recession, inflation, changes in the U.S. presidential administration, bank failures, supply chain disruption, increases in interest rates, increases to fuel and other energy costs or vehicle costs, geopolitical events, including escalating tariff and non-tariff trade measures imposed by the U.S., Mexico, China, Canada and other countries, the potential for new or unforeseen conflicts such as the impact of the Russia and Ukraine conflict and Hamas and Israel conflict, changes in the labor market, or decreases in government spending power, could in the future result in a decline in customer spending, which could materially adversely affect our business, results of operations, prospects and financial condition. A trade war, other governmental action related to tariffs or trade agreements, changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently do business, and any resulting negative sentiments towards the U.S. as a result of such changes, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

A significant portion of the purchase price related to our strategic acquisitions prior to the XTI Merger was allocated to goodwill and intangible assets that are subject to periodic impairment evaluations. An impairment loss could have a material adverse impact on our financial condition and results of operations.

A significant portion of the purchase price related to our strategic acquisitions prior to the XTI Merger was allocated to goodwill and intangible assets that are subject to periodic impairment evaluations. As of December 31, 2024, our goodwill and the net book value of our intangible assets was approximately $13.96 million in connection with the various acquisitions that we have consummated. A future impairment loss could have a material adverse impact on our financial condition and results of operations.

As required by current accounting standards, we review intangible assets for impairment either annually or whenever changes in circumstances indicate that the carrying value may not be recoverable. The risk of impairment to goodwill is higher during the early years following an acquisition. This is because the fair values of these assets align very closely with what we paid to acquire the reporting units to which these assets are assigned. As a result, the difference between the carrying value of the reporting unit and its fair value (typically referred to as “headroom”) is smaller at the time of acquisition. Until this headroom grows over time, due to business growth or lower carrying value of the reporting unit, a relatively small decrease in reporting unit fair value can trigger impairment charges. When impairment charges are triggered, they tend to be material due to the size of the assets involved. Our business could be adversely affected, and impairment of goodwill could be triggered, if any of the following were to occur: higher attrition rates than planned as a result of the competitive environment or our inability to provide products and services that are competitive in the marketplace, lower-than-planned adoption rates by customers, higher-than-expected expense levels to provide services to customers, sustained declines in our stock price and related market capitalization and changes in our business model that may impact one or more of these variables. During the years ended December 31, 2024 and 2023, we recorded an impairment charge to our intangible assets of approximately $2.5 million and zero, respectively.

Our business depends on experienced and skilled personnel, and if we are unable to attract and integrate skilled personnel, it will be more difficult for us to manage our business and complete contracts.

The success of our business and ability to expand our operations depend on our ability to attract, retain, train, educate, and motivate highly skilled employees, including employees who may become part of our organization in connection with our acquisitions. The increase in demand for engineering, software, sales, consulting, technology integration and managed services has further increased the need for employees with specialized skills or significant experience in these areas. Competition for personnel with skill sets specific to our industries is high, and identifying candidates with the appropriate qualifications can be costly and difficult. We may not be able to hire the necessary personnel to implement our business strategy given our anticipated hiring needs, or we may need to provide higher compensation or more training to our personnel than we currently anticipate. Furthermore, the industry turnover rates for these types of employees are high and we may not be successful in retaining, training or motivating our employees. Any inability to attract, retain, train and motivate employees could impair our ability to adequately manage and complete existing projects and to accept new customer engagements. Such inability may also force us to increase our hiring of independent contractors, which may increase our costs and reduce our profitability on customer engagements. In the event we are unable to attract, hire and retain the requisite personnel and subcontractors, we may experience delays in completing contracts in accordance with project schedules and budgets, which may have an adverse effect on our business, financial condition and operating results, harm our reputation and cause us to curtail our pursuit of new contracts.

If we were deemed to be an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”), applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business, financial condition and results of operations.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (2) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Although we have made certain strategic investments in the past, we do not currently believe that we are an “investment company,” as such term is defined in either of those sections of the 1940 Act.

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

We have been subject to government or regulatory investigations or inquiries under national, regional and local laws, as amended from time to time, and may be required to comply with data requests, or requests for information by government authorities and regulators in the United States or other jurisdictions in which we operate and any resulting enforcement action could have a materially adverse effect on us.

As a publicly trading reporting company with operations in the United States and internationally, we interact regularly with regulatory and self-regulatory agencies in the United States or other jurisdictions in which we operate, including the SEC and the Nasdaq Stock Market. We have been and may in the future be the subject of SEC and other regulatory investigations and may be required to comply with informal or formal orders or other requests for information or documentation from such government authorities and regulators regarding our compliance with national, regional and local laws and regulations, including the rules and regulations under the Securities Act and the Exchange Act. Such laws and regulations and their interpretation and applications may also change from time to time. Responding to requests for information from regulators in connection with any such investigations or inquiries could have a materially adverse effect on our business through, among other things, significantly increased legal fees and the time and attention required of the Company’s management and employees to be diverted from our normal business operations and growth plans. Moreover, if a regulator were to initiate an enforcement action against us, any such action could further consume our resources, require us to change our business practices and have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Additionally, we are and we may be made a party to future claims relating to the XTI Merger. On December 6, 2023, Xeriant, Inc. (“Xeriant”) filed a complaint against Legacy XTI, along with two unnamed companies and five unnamed persons, in the United States District Court for the Southern District of New York. On January 31, 2024, Xeriant filed an amended complaint, which added us as a defendant. On February 2, 2024, the Court ordered Xeriant to show cause as to why the amended complaint should not be dismissed without prejudice for lack of subject matter jurisdiction. On February 29, 2024, Xeriant filed a second amended complaint, which removed us and one of the unnamed companies as defendants. The second amended complaint alleges that Legacy XTI, through multiple breaches and fraudulent actions, has caused substantial harm to Xeriant and has prevented it from obtaining compensation owed to it under various agreements entered into between Xeriant and Legacy XTI, including but not limited to a joint venture agreement, a cross-patent license agreement, an operating agreement, and a letter dated May 17, 2022 (the “May 17 letter”) arising from Xeriant’s introducing Legacy XTI to a Nasdaq listed company as a potential acquirer of Legacy XTI. In particular, Xeriant contends that Legacy XTI gained substantial advantages from the intellectual property, expertise, and capital deployed by Xeriant in the design and development of Legacy XTI’s TriFan 600 airplane yet has excluded Xeriant from the transaction involving the TriFan 600 technology in its merger with us, which has resulted in a breach of the May 17 letter, in addition to the other aforementioned agreements. Xeriant, in the second amended complaint, asserts the following causes of action: (1) breach of contract; (2) intentional fraud; (3) fraudulent concealment; (4) quantum meruit; (5) unjust enrichment; (6) unfair competition/deceptive business practices; and (7) misappropriation of confidential information, and seeks damages in excess of $500 million, injunctive relief enjoining us from engaging in any further misconduct, the imposition of a royalty obligation, and such other relief as deemed appropriate by the court. On March 13, 2024, Legacy XTI moved for partial dismissal of the second amended complaint. On January 14, 2025, the Court denied Legacy XTI’s motion to dismiss the complaint. On January 28, 2025, Legacy XTI filed an answer to the second amended complaint. On January 28, 2025, Legacy XTI filed an amended answer and counterclaims against Xeriant. The counterclaims assert that Xeriant (1) breached the joint venture agreement by failing to pay $4,600,000 to fund development of the TriFan 600 technology, and (2) breached its fiduciary duty to XTI by engaging in bad faith, coercion, and self-dealing, including by appropriating material information for its own use and concealing from Legacy XTI the identity of a potential strategic partner. On March 18, 2025, Xeriant moved for dismissal of Legacy XTI’s counterclaims. The case is in its early stages of discovery, and we are unable to estimate the likelihood or magnitude of a potential adverse judgment. Legacy XTI nevertheless denies the allegations of wrongdoing contained in the second amended complaint and is vigorously defending against the lawsuit.

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

On or about August 1, 2024, Chardan Capital Markets LLC (“Chardan”) commenced an arbitration (the “Arbitration”) before the Financial Industry Regulatory Authority (“FINRA”) against XTI Aerospace, Inc. and Legacy XTI. Legacy XTI and Chardan are parties to an engagement letter agreement (the “Agreement”). In the Arbitration, Chardan alleges that XTI Aerospace, Inc. is bound by the Agreement even though it did not sign the Agreement, which XTI Aerospace, Inc. denies. Chardan further alleges that Legacy XTI and XTI Aerospace, Inc. breached the Agreement by not making certain payments to Chardan. Chardan also seeks to recover unspecified amounts relating to an alleged right of first refusal to perform banking services that the Company supposedly did not honor, including with respect to the Company’s ATM with Maxim Group LLC and other public offerings of securities. XTI Aerospace, Inc. and Legacy XTI deny that Chardan performed its duties under the Agreement and otherwise that Chardan is owed any sums under the Agreement. XTI Aerospace, Inc. filed a petition in the U.S. District Court for the Southern District of New York (the “Court”) seeking to stay the Arbitration to the extent that it has been asserted against XTI Aerospace, Inc. On or about January 21, 2025, the Court entered a final judgment that: (a) enjoins Chardan from prosecuting the Arbitration against XTI Aerospace, Inc. and (b) declares that XTI Aerospace, Inc. has no contractual or other duty to arbitrate with Chardan. Legacy XTI remains as a party to the arbitration and intends to defend against the Arbitration vigorously.

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

Our success depends to a significant extent upon the operation, experience, and continued services of our key personnel. While our key personnel are employed under employment contracts, there is no assurance we will be able to retain their services. The loss of several of our key personnel could have an adverse effect on the Company. Furthermore, we do not maintain “key person” life insurance on the lives of any of our executive officers and their death or incapacity would have a material adverse effect on us. The competition for qualified personnel is intense, and the loss of services of certain key personnel could adversely affect our business. There can be no assurance that we will be successful in attracting and retaining the personnel we require to develop and market the proposed TriFan 600 airplane and conduct our proposed operations.

Digital threats such as cyber-attacks, data protection breaches, computer viruses or malware on our customers ’ networks, or in cloud-based services provided by or enabled by us, could result in liability for us, damage our reputation or otherwise harm our business.

Despite our implementation of network security measures, the products and services we sell to customers, and our servers, data centers and the cloud-based solutions on which our data, and data of our customers, suppliers and business partners are stored, are vulnerable to cyber-attacks, data protection breaches, computer viruses, malicious acts, and similar disruptions from unauthorized tampering or human error. Use of our products and services in our customers’ environments may have the possibility of being breached as a result of acts other than our customers exposing confidential and sensitive information. For example, some parts of our technology, including but not limited to the technology used in our Indoor Intelligence products, may be based on open-source technology, which is subject to the risk that the development team or other third parties may intentionally or unintentionally introduce weaknesses or bugs into the core infrastructure elements of such technology. Despite our security controls and measures, any such event could compromise our networks or those of our customers, and the information stored on our networks or those of our customers could be accessed, publicly disclosed, lost or stolen, which could subject us to liability to our customers, business partners and others, and could have a material adverse effect on our business, operating results, and financial condition and may cause damage to our reputation. Efforts to limit the ability of malicious third parties to disrupt the operations of the Internet or undermine our own security efforts may be costly to implement and meet with resistance, and may not be successful. Breaches of network security in our customers’ networks, or in cloud-based services provided by or enabled by us, regardless of whether the breach is attributable to a vulnerability in our products or services, could result in liability for us, damage our reputation or otherwise harm our business.

Any failures or interruptions in our services or systems could disrupt our business and impair our ability to effectively provide our RTLS services and products to our customers, which could damage our reputation and adversely affect our revenues and profitability.

Our success depends in part on our ability to provide reliable remote services, technology integration and managed services to our customers. We are highly dependent on information technology systems, many of which are operated by third parties (e.g., cloud services) and as a result we may have limited ability to ensure their availability and operation, or, in the event of system failures, to control the timing and success of system restorations. We do not have complete redundancy for all of our systems, and we do not maintain real-time off-site backups of all of our data. The operations of our Cloud based applications and analytics are susceptible to damage or interruption from human error, fire, flood, power loss, telecommunications failure, terrorist attacks and similar events. We could also experience failures or interruptions of our systems and services, or other problems in connection with our operations, as a result of:

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

Any interruptions in our systems or services could cause us financial or reputational damage, interrupt or suspend our operations, impair our ability to provide our RTLS products and services to our customers, subject us to legal action and increased regulatory oversight, or otherwise have a material adverse effect on our business and results of operations, including, among other things, an adverse effect on our ability to bill our customers for work performed on our contracts, collect the amounts that have been billed and produce accurate financial statements in a timely manner. While we maintain disaster recovery plans and insurance with coverage we believe to be adequate, claims may exceed insurance coverage limits, may not be covered by insurance or insurance may not continue to be available on commercially reasonable terms.

The growth of our RTLS business is dependent on increasing sales to our existing customers and obtaining new customers, which, if unsuccessful, could limit our financial performance.

Our future success depends, in part, on our ability to increase revenues from existing RTLS customers by identifying additional opportunities to sell more of our RTLS products and services and on our ability to obtain new RTLS customers. The rate at which our customers purchase additional products and services, and our ability to attract new customers, depends on a number of factors, including the perceived need for indoor mapping products and services, our ability to offer high quality products and services at competitive prices, meeting customers’ needs and expectations, the strength of our competitors, the capabilities of our sales and marketing departments and general economic conditions. If we are not able to continue to increase sales of our RTLS products and services to existing customers or to obtain new customers in the future, we may not be able to increase our revenues and could suffer a decrease in revenues as well.

The competitiveness of our RTLS business depends significantly on our ability to keep pace with the rapid changes in the RTLS industry. Failure by us to anticipate and meet our customers’ technological needs could adversely affect our competitiveness and growth prospects.

The RTLS industry in which we operate is characterized by rapid technological innovation, changing customer needs, evolving industry standards and frequent introductions of new products, product enhancements, services and distribution methods. Our success depends on our ability to develop expertise with these new products, product enhancements, services and distribution methods and to implement solutions that anticipate and respond to rapid changes in technology, the industry, and customer needs. The introduction of new products, product enhancements and distribution methods could decrease demand for current products or render them obsolete. Sales of products and services can be dependent on demand for specific product categories, and any change in demand for or supply of such products could have a material adverse effect on our net sales if we fail to adapt to such changes in technology and market demand in a timely manner. If we do not successfully innovate and introduce new technology into our anticipated technology solutions or effectively manage the transitions of our technology to new RTLS product offerings, our business, financial condition and results of operations could be harmed.

There can be no assurance that consumer or commercial demand for our future products will meet, or even approach, our expectations. In addition, our pricing and marketing strategies may not be successful. Lack of customer demand, a change in marketing strategy and changes to our pricing models could dramatically alter our financial results. Unless we are able to release location based products that meet a significant market demand, we will not be able to improve our financial condition or the results of our future operations.

Our RTLS business currently has a limited number of customers, the importance of which may vary dramatically from year to year, and a loss of one or more of these key customers may adversely affect our operating results.

Our RTLS business currently has a limited number of customers. The loss of a significant amount of business from one of our major RTLS customers would materially and adversely affect our results of operations until such time, if ever, as we are able to replace the lost business. Significant customers or projects in any one period may not continue to be significant customers or projects in other periods. To the extent that we are dependent on any single customer, we are subject to the risks faced by that customer to the extent that such risks impede the customer’s ability to stay in business and make timely payments to us.

If we cannot collect our receivables or if payment is delayed, our business may be adversely affected by our inability to generate cash flow, provide working capital or continue our business operations.

Our RTLS business depends on our ability to successfully obtain payment from our customers of the amounts they owe us for products received from us and any work performed by us. The timely collection of our receivables allows us to generate cash flow, provide working capital and continue our business operations. Our customers may fail to pay or delay the payment of invoices for a number of reasons, including financial difficulties resulting from macroeconomic conditions, lack of an approved budget as a result of administrative delays, or participating in bankruptcy proceedings. An extended delay or default in payment relating to a significant account will have a material and adverse effect on the aging schedule and turnover days of our accounts receivable. If we are unable to timely collect our receivables from our customers for any reason, our business and financial condition could be adversely affected.

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

Because our location based security products and services are complex, they have contained and may contain design or manufacturing defects or errors that are not detected until after their commercial release and deployment by customers. Defects may cause such products to be vulnerable to advanced persistent threats (“APTs”) or security attacks, cause them to fail to help secure information or temporarily interrupt customers’ networking traffic. Because the techniques used by hackers to access sensitive information change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques and provide a solution in time to protect customers’ data. In addition, defects or errors in our subscription updates or products could result in a failure to effectively update customers’ hardware products and thereby leave customers vulnerable to APTs or security attacks.

Any defects, errors or vulnerabilities in our products could result in:

●	expenditure of significant financial and product development resources in efforts to analyze, correct, eliminate, or work-around errors or defects or to address and eliminate vulnerabilities;

●	delayed or lost revenue;

●	loss of existing or potential customers or partners;

●	increased warranty claims compared with historical experience, or increased cost of servicing warranty claims, either of which would adversely affect gross margins; and

●	litigation, regulatory inquiries, or investigations that may be costly and harm our reputation.

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

Our location based security and detection-operating segment is substantially dependent upon enterprises and governments recognizing that APTs and other security attacks are pervasive and are not effectively prevented by legacy security solutions. High visibility attacks on prominent enterprises and governments have increased market awareness of the problem of APTs and security attacks and help to provide an impetus for enterprises and governments to devote resources to protecting against attacks, such as testing our platform, purchasing it, and broadly deploying it within their organizations. If APTs and other security attacks were to decline, or enterprises or governments perceived that the general level of attacks has declined, our ability to attract new customers and expand our offerings for existing customers could be materially and adversely affected, which would, in turn, have a material adverse effect on our financial condition, results of operations and growth prospects.

If our location-based security and detection products do not effectively interoperate with our customers’ IT infrastructure, installations could be delayed or cancelled, which would harm our financial condition, operating results and growth prospects.

Our RTLS products must effectively interoperate with our customers’ existing or future IT infrastructure, which often has different specifications, utilizes multiple protocol standards, deploys products from multiple vendors, and contains multiple generations of products that have been added over time. As a result, when problems occur in a company’s infrastructure, it may be difficult to identify the sources of these problems. If we find errors in the existing software or defects in the hardware used in our customers’ infrastructure, we may have to modify our customers’ software or hardware so that our products will interoperate with their infrastructure. In such cases, our products may be unable to provide significant performance improvements for applications deployed in the infrastructure of our customers. These issues could cause longer installation times for our products and could cause order cancellations, either of which would adversely affect our business, results of operations and financial condition. In addition, other customers may require products to comply with certain security or other certifications and standards. If our products are late in achieving or fail to achieve compliance with these certifications and standards, or competitors sooner achieve compliance with these certifications and standards, we may be disqualified from selling our products to such customers, or may otherwise be at a competitive disadvantage, either of which would harm our business, results of operations, and financial condition.

Our business and operations expose us to numerous legal and regulatory requirements and any violation of these requirements could harm our business. Furthermore, our international business exposes us to geo-political and economic factors, legal and regulatory requirements, public health and other risks associated with doing business in foreign countries.

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

Furthermore, we provide our RTLS products and services to customers worldwide and our international business exposes us to risks that differ from and potentially may be greater than those associated with our domestic business. Our international business is sensitive to changes in the priorities and budgets of international customers and geo-political uncertainties, which may be driven by changes in threat environments and potentially volatile worldwide economic conditions, various regional and local economic and political factors, risks and uncertainties, as well as U.S. foreign policy.

Our international operations (or those of our business partners) are also subject to local government laws, regulations and procurement policies and practices, which may differ from U.S. government regulations, including regulations relating to import-export control, investments, foreign exchange controls and repatriation of earnings, as well as to varying currency, geo-political and economic risks. Our international contracts may include industrial cooperation agreements requiring specific in-country purchases, manufacturing agreements or financial support obligations, known as offset obligations, and provide for penalties if we fail to meet such requirements. Our international contracts may also be subject to termination at the customer’s convenience or for default based on performance, and may be subject to funding risks. We also are exposed to risks associated with using foreign representatives and consultants for international sales and operations and teaming with international subcontractors, partners and suppliers in connection with international programs. As a result of these factors, we could experience award and funding delays on international programs and could incur losses on such programs, which could negatively affect our results of operations and financial condition.

We and our business partners are also subject to a number of other risks including:

●	the absence in some jurisdictions of effective laws to protect our intellectual property rights;

●	multiple and possibly overlapping and conflicting tax laws;

●	restrictions on movement of cash;

●	the burdens of complying with a variety of national and local laws;

●	political instability;

●	currency fluctuations;

●	longer payment cycles;

●	restrictions on the import and export of certain technologies;

●	price controls or restrictions on exchange of foreign currencies;

●	trade barriers;

●	natural disasters such as earthquakes, tsunamis, flooding, typhoons and volcanic eruptions that disrupt manufacturing or other operations;

●	public health issues (for example, an outbreak of a contagious disease such as 2019-Novel Coronavirus (2019-nCoV), avian influenza, measles or Ebola);

●	disruptions of service from utilities, nuclear power plant accidents; and

●	general economic or political factors.

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

Our international operations are subject to special U.S. government laws and regulations, such as the Foreign Corrupt Practices Act, and regulations and procurement policies and practices, including import-export control regulations, which may expose us to liability or impair our ability to compete in international markets.

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

Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world. Weak economic conditions generally, sustained uncertainty about global economic conditions, or a prolonged or further tightening of credit markets could cause our customers and potential customers to postpone or reduce spending on technology products or services or put downward pressure on prices, which could have an adverse effect on our business, results of operations or cash flows. Concerns over inflation, energy costs, geopolitical issues and the availability of credit in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices and wavering business and consumer confidence, have precipitated an economic slowdown and uncertain global outlook. Domestic and international equity markets have been experiencing heightened volatility and turmoil. These events and the continuing market upheavals may have an adverse effect on our business. In the event of extreme prolonged market events, such as the global economic recovery, we could incur significant losses.

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

In the U.S., these privacy rules and regulations include those promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the California Consumer Privacy Act of 2018 (the “CCPA”) and other state and federal laws relating to privacy and data security. By way of example, the CCPA requires covered businesses to provide new disclosures to California residents, provide them new ways to opt-out of certain disclosures of personal information, and allows for a cause of action for data breaches. It includes a framework that includes potential statutory damages and private rights of action. There is some uncertainty as to how the CCPA, and similar privacy laws emerging in other states, could impact our business as it depends on how such laws will be interpreted. As we expand our operations, compliance with privacy laws may increase our operating costs.

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

Misuse of our products could harm our reputation and result in litigation or enforcement action or reduced demand for our services.

Our products, particularly our location-based security and detection products, may be misused by customers or third parties that obtain access to such products. For example, location information combined with other information about the same users in the hands of criminals could result in misuse of the data and privacy law violations and result in negative press coverage and negatively affect our reputation. Further, our RTLS customers utilize our services and technologies to track connected devices anonymously and we must rely on our customers to implement and administer notice and choice mechanisms required under applicable laws. If we or our customers fail to abide by these laws, it could result in litigation or regulatory or enforcement action against our customers or against us directly.

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

A regional or global health pandemic, such as the COVID-19 pandemic, could severely affect our business, results of operations and financial condition.

A regional or global health pandemic, depending upon its duration and severity, could have a material adverse effect on our business. For example, the COVID-19 pandemic has had numerous effects on the global economy. Governmental authorities around the world implemented measures to reduce the spread of COVID-19 and these measures, including shutdowns and “shelter-in-place” orders suggested or mandated by governmental authorities or otherwise elected by companies as a preventive measure, adversely affected workforces, customers, consumer sentiment, economies and financial markets, and, along with decreased consumer spending, led to an economic downturn. In response to the COVID-19 pandemic, we modified our business practices (including recommending that all non-essential personnel work remotely).

The extent to which a regional or global health pandemic, such as the COVID-19 pandemic, would impact our business, operations, financial condition and results of operations is uncertain and hard to predict and will depend on numerous evolving factors that we may not be able to control or predict including:

●	the impact on our operations, including our continued ability to execute on business continuity plans for the maintenance of our critical internet infrastructure, if significant portions of our workforce are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with a regional or global health pandemic

●	any disruption of our supply chain and the impact of such disruptions on our suppliers or our ability to deliver products and services to our customers (for example, as a result of the COVID-19 outbreak, our ability to source internal connection cables for certain of our sensors was temporarily delayed, which required us to source these components from other vendors at a higher price that resulted in an increase in our costs to produce our products); and

●	any negative impact on the demand for our services and products resulting from the economic disruption caused by a pandemic and responses thereto such as remote and hybrid work styles that can negatively impact our indoor intelligence solutions.

Risks Related to Our Securities

Our failure to maintain compliance with the continued listing requirements of the Nasdaq Capital Market may result in our common stock being delisted from the Nasdaq Capital Market, which could negatively impact the price of our common stock, liquidity, our ability to access the capital markets and our stockholders’ ability to sell their shares.

Our common stock is currently listed on the Nasdaq Capital Market (“Nasdaq”) under the symbol “XTIA.” The listing standards of Nasdaq provide that a company, in order to qualify for continued listing, must maintain a minimum stock price of $1.00 and satisfy standards relative to minimum stockholders’ equity, minimum market value of publicly held shares and various additional requirements. While our common stock is currently listed on Nasdaq, we can give no assurance that we will be able to maintain compliance with the continued listing requirements for Nasdaq. If we fail to maintain compliance with any such continued listing requirement, there can also be no assurance that we will be able to regain compliance with any such continued listing requirement in the future or that our common stock will not be delisted in the future. If Nasdaq delists our securities from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant negative consequences including:

●	limited availability of market quotations for our securities;

●	a determination that the common stock is a “penny stock” which would require brokers trading in the common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of common stock;

●	a limited amount of analyst coverage, if any; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

Our stock price may be volatile, and your investment may suffer a decline in value as a result of the volatility of our stock.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	our ability to execute our business plan and complete prospective strategic transactions;

●	changes in our industry;

●	competitive pricing pressures;

●	our ability to obtain working capital financing;

●	additions or departures of key personnel;

●	limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;

●	sales of our common stock;

●	operating results that fall below expectations;

●	changes in our capital structure;

●	costs associated with our acquisitions of companies, assets and technologies;

●	regulatory developments;

●	economic and other external factors;

●	period-to-period fluctuations in our financial results;

●	our inability to develop or acquire new or needed technologies or news relating to such technologies;

●	the public’s response to press releases or other public announcements by us or third parties, including filings with the SEC;

●	changes in financial estimates or ratings by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock;

●	the development and sustainability of an active trading market for our common stock; and

●	any future sales of our common stock by our officers, directors and significant stockholders.

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

Sales of our common stock or other securities, or the perception that future sales may occur, may cause the market price of our common stock to decline, even if our business is doing well. Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. Historically, we have issued our securities to raise additional capital and used our shares of common stock to satisfy our outstanding debt obligations, and, in the future, we expect to continue to issue our securities to raise additional capital or satisfy outstanding debt obligations. The number of new shares of our common stock issued in connection with raising additional capital or satisfying our outstanding debt obligations could constitute a material portion of the then-outstanding shares of our common stock. The issuance or sale of such securities could depress the market price of our common stock.

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

In addition, to the extent that outstanding stock options or warrants have been or may be exercised or preferred stock converted or other shares issued, stockholders may experience further dilution.

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

Our bylaws divide our board of directors into three classes, with members of each class serving staggered three-year terms. The classified board provision could increase the likelihood that, in the event an outside party acquired a controlling block of our stock, incumbent directors nevertheless would retain their positions for a substantial period, which may have the effect of discouraging, delaying, or preventing a change in control. In addition, under our articles of incorporation, our Board may issue additional shares of common stock or preferred stock. Our Board has the ability to authorize “blank check” preferred stock without future shareholder approval. This makes it possible for our Board to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us by means of a merger, tender offer, proxy contest or otherwise, including a transaction in which our stockholders would receive a premium over the market price for their shares and/or any other transaction that might otherwise be deemed to be in their best interests, and thereby protects the continuity of our management and limits an investor’s opportunity to profit by their investment in the Company. Specifically, if in the due exercise of its fiduciary obligations, the Board were to determine that a takeover proposal was not in our best interest, shares could be issued by our Board without stockholder approval in one or more transactions that might prevent or render more difficult or costly the completion of the takeover by:

●	diluting the voting or other rights of the proposed acquirer or insurgent stockholder group,

●	putting a substantial voting bloc in institutional or other hands that might undertake to support the incumbent Board, or

●	effecting an acquisition that might complicate or preclude the takeover.

These provisions of our articles of incorporation and bylaws, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.

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

We are also subject to the “acquisition of controlling interest” provisions of Sections 78.378 through 78.3793, inclusive, of the Nevada Revised Statutes, also known as the “control share” statute, which apply to “issuing corporations” that are Nevada corporations doing business, directly or through an affiliate, in Nevada, and having at least 200 stockholders of record, including at least 100 of whom have addresses in Nevada appearing on the stock ledger of the corporation. Under that statute, any person who acquires a controlling interest in a corporation may not exercise voting rights of any control shares unless such voting rights are conferred by a majority vote of the disinterested stockholders of the issuing corporation at a special meeting of such stockholders held upon the request and at the expense of the acquiring person. The statute applies to acquisition of a “controlling interest” in ownership of outstanding voting shares of an issuing corporation sufficient to enable the acquiring person, individually or in association with others, directly or indirectly, to exercise (i) one fifth or more but less than one third, (ii) one third or more but less than a majority or (iii) a majority or more of the voting power of the issuing corporation in the election of directors, and voting rights must be conferred by a majority of the disinterested stockholders as each threshold is reached and/or exceeded. In the event that the control shares are accorded full voting rights and the acquiring person acquires control shares with a majority or more of all the voting power, any stockholder, other than the acquiring person, who does not vote in favor of authorizing voting rights for the control shares is entitled to demand payment for the fair value of such person’s shares, and the corporation must comply with the demand. The Nevada control share statute does not apply to any acquisition of a controlling interest in an issuing corporation if the articles of incorporation or bylaws of the corporation in effect on the 10th day following the acquisition of a controlling interest by the acquiring person provide that the provisions of those sections do not apply to the corporation or to an acquisition of a controlling interest specifically by types of existing or future stockholders, whether or not identified. Therefore, the board of directors of a Nevada corporation usually may unilaterally avoid the imposition of burdens imposed by the control share statute by amending the bylaws of the corporation in connection with a transaction. For example, our bylaws provide that, effective as of March 12, 2024 (the closing date of the XTI Merger) (the “Closing Date”), the provisions of NRS 78.378 through 78.3793, inclusive, are not applicable to the XTI Merger Agreement and the consummation of the transactions contemplated thereby, including, without limitation, the acquisition of shares, or of rights to acquire shares, of the Company by the stockholders, or holders of rights to acquire stock, of Legacy XTI as of the Closing Date. A Nevada corporation may impose stricter requirements if it so desires.

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

If we are unable to maintain effective internal controls, we may not have adequate, accurate or timely financial information, and we may be unable to meet our reporting obligations as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to accurately report our financial results in future periods, or report them within the timeframes required by the requirements of the SEC, Nasdaq or the Sarbanes-Oxley Act. Failure to comply with the Sarbanes-Oxley Act, when and as applicable, could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in identification of additional material weaknesses or significant deficiencies, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed and investors could lose confidence in our reported financial information.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and rules implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, these rules and regulations increase our compliance costs and may make it more difficult and expensive for us to maintain our director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board or as executive officers, and to maintain insurance at reasonable rates, or at all.

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

In addition, XTI Aerospace maintains policies and procedures over areas such as information security, IT change and configuration management, acceptable use, access on/offboarding, accounts management, risk management, and data backup and recovery to help govern the processes put in place by management designed to protect XTI Aerospace’s IT assets, data, and services from threats and vulnerabilities. XTI Aerospace partners with industry recognized cybersecurity providers leveraging third-party technology and expertise. These cybersecurity partners to the Company, including consultants and other third-party service providers, are a key part of XTI Aerospace’s cybersecurity risk management strategy and infrastructure and provide services including, maintenance of an IT assets inventory, periodic vulnerability testing, identity access management controls including restricted access of privileged accounts, physical security measures at Company facilities, information protection/detection systems including maintenance of firewalls and anti-malware tools, network and traffic monitoring and automated alerting, ongoing cybersecurity user awareness training, industry-standard encryption protocols, capacity management, formalized processes over asset and data destruction, formalized change management processes, data backups management, infrastructure maintenance, incident response, cybersecurity strategy, and cyber risk advisory, assessment and remediation.

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

XTI Aerospace faces risks from cybersecurity threats that could have a material adverse effect on its business, financial condition, results of operations, cash flows or reputation. XTI Aerospace acknowledges that the risk of cyber incidents is prevalent in the current threat landscape and that a future cyber incident may occur in the normal course of its business. However, prior cybersecurity incidents have not had a material adverse effect on XTI Aerospace’s business, financial condition, results of operations, or cash flows. The Company proactively seeks to detect and investigate unauthorized attempts and attacks against IT assets, data, and services, and to prevent their occurrence and recurrence where practicable through changes or updates to internal processes and tools and changes or updates to service delivery; however, potential vulnerabilities to known or unknown threats will remain. Further, there is increasing regulation regarding responses to cybersecurity incidents, including reporting to regulators, investors, and additional stakeholders, which could subject the Company to additional liability and reputational harm. In response to such risks, the Company has implemented initiatives such as implementation of the cybersecurity risk assessment process and development of an incident response plan. See Item 1A. “Risk Factors” for more information on cybersecurity risks.

ITEM 2: PROPERTIES

We lease office space in several locations in the United States, including Palo Alto, California and Englewood, Colorado, where we house our principal headquarters, sales and marketing and certain administrative functions. We also lease certain property Berlin, Germany through our subsidiary Inpixon GmbH for research and development, sales, marketing and administrative activities. The Company also has offices in Eschborn, Germany through our subsidiary IntraNav. We believe our facilities are adequate for our current and reasonably anticipated future needs.

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

On December 6, 2023, Xeriant, Inc. (“Xeriant”) filed a complaint against Legacy XTI, along with two unnamed companies and five unnamed persons, in the United States District Court for the Southern District of New York. On January 31, 2024, Xeriant filed an amended complaint, which added us as a defendant. On February 2, 2024, the Court ordered Xeriant to show cause as to why the amended complaint should not be dismissed without prejudice for lack of subject matter jurisdiction. On February 29, 2024, Xeriant filed a second amended complaint, which removed us and one of the unnamed companies as defendants. The second amended complaint alleges that Legacy XTI, through multiple breaches and fraudulent actions, has caused substantial harm to Xeriant and has prevented it from obtaining compensation owed to it under various agreements entered into between Xeriant and Legacy XTI, including but not limited to a joint venture agreement, a cross-patent license agreement, an operating agreement, and a letter agreement. In particular, Xeriant contends that Legacy XTI gained substantial advantages from the intellectual property, expertise, and capital deployed by Xeriant in the design and development of Legacy XTI’s TriFan 600 airplane yet has excluded Xeriant from the transaction involving the TriFan 600 technology in its merger with us, which has resulted in a breach of the Letter Agreement, in addition to the other aforementioned agreements. Xeriant, in the second amended complaint, asserts the following causes of action: (1) breach of contract; (2) intentional fraud; (3) fraudulent concealment; (4) quantum meruit; (5) unjust enrichment; (6) unfair competition/deceptive business practices; and (7) misappropriation of confidential information, and seeks damages in excess of $500 million, injunctive relief enjoining us from engaging in any further misconduct, the imposition of a royalty obligation, and such other relief as deemed appropriate by the court. On March 13, 2024, Legacy XTI moved for partial dismissal of the second amended complaint. On January 14, 2025, the Court denied Legacy XTI’s motion to dismiss the complaint. On January 28, 2025, Legacy XTI filed an answer to the second amended complaint. On January 28, 2025, Legacy XTI filed an amended answer and counterclaims against Xeriant. The counterclaims assert that Xeriant (1) breached the joint venture agreement by failing to pay $4,600,000 to fund development of the TriFan 600 technology, and (2) breached its fiduciary duty to XTI by engaging in bad faith, coercion, and self-dealing, including by appropriating material information for its own use and concealing from Legacy XTI the identity of a potential strategic partner. On March 18, 2025, Xeriant moved for dismissal of Legacy XTI’s counterclaims. The case is in its early stages of discovery, and we are unable to estimate the likelihood or magnitude of a potential adverse judgment. Legacy XTI nevertheless denies the allegations of wrongdoing contained in the second amended complaint and is vigorously defending against the lawsuit.

On or about August 1, 2024, Chardan Capital Markets LLC (“Chardan”) commenced an arbitration (the “Arbitration”) before FINRA against the Company and its subsidiary, XTI Aircraft Company (“Aircraft”). Aircraft and Chardan are parties to an engagement letter agreement (the “Agreement”). In the Arbitration, Chardan alleges that the Company is bound by the Agreement even though it did not sign the Agreement, which the Company denies. Chardan further alleges that Aircraft and the Company breached the Agreement by not making certain payments to Chardan. Chardan also seeks to recover unspecified amounts relating to an alleged right of first refusal to perform banking services in connection with certain offerings of its securities that the Company supposedly did not honor. The Company filed a petition in the U.S. District Court for the Southern District of New York seeking to stay the Arbitration to the extent that it has been asserted against the Company. On or about January 21, 2025, the Court entered a final judgement that: (a) enjoins Chardan from prosecuting the arbitration against the Company and (b) declares that the Company has no contractual or other duty to arbitrate with Chardan. The Aircraft subsidiary remains as a party to the arbitration and intends to defend against the arbitration vigorously.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock currently trades under the symbol “XTIA” on the Nasdaq Capital Market. Prior to the XTI Merger, our common stock traded under the symbol “INPX” on the Nasdaq Capital Market.

Holders of Record

According to our transfer agent, as of April 11, 2025, we had approximately 1,719 shareholders of record of our common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name. Our stock transfer agent is Computershare Trust Company, N.A., 150 Royall Street, Suite 101, Canton, MA 02021.

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

Recent Sales of Unregistered Securities and Use of Proceeds

During the period covered by this Annual Report on Form 10-K, we have not sold any equity securities that were not registered under the Securities Act that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We had no share repurchase activity for the three months ended December 31, 2024.

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

Overview of Our Business

The Company is primarily an aircraft development company. The Company also provides real-time location systems (“RTLS”) for the industrial sector, which was Legacy Inpixon’s focus prior to the closing of the XTI Merger. Headquartered in Englewood, Colorado, the Company is developing a vertical takeoff and landing (“VTOL”) airplane that is designed to take off and land like a helicopter and cruise like a fixed-wing business airplane. We are primarily engaged in developing the aerodynamic performance and top-level engineering design of the TriFan 600, building and testing a two-thirds scale unmanned version of the TriFan 600, and seeking funds from investors to enable the Company to advance the detailed design and certification of the TriFan 600, and to eventually engage in commercial production and sale of the TriFan 600.

Our RTLS solutions leverage cutting-edge technologies such as IoT, AI, and big data analytics to provide real-time tracking and monitoring of assets, machines, and people within industrial environments. With our RTLS solutions, businesses can achieve improved operational efficiency, enhanced safety and reduced costs. By having real-time visibility into operations, industrial organizations can make informed, data-driven decisions, minimize downtime, and ensure compliance with industry regulations.

We experienced a net loss from operations of approximately $37.0 million and $7.6 million for the years ended December 31, 2024 and 2023, respectively. We cannot assure that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. In order to continue our operations, we have supplemented the revenues we earned with proceeds from the sale of our equity and proceeds from loans.

Recent Events

March 2025 Underwritten Offering and Debt Repayment

On March 28, 2025, we entered into an underwriting agreement with ThinkEquity LLC (“ThinkEquity”), as the representative of the underwriters named therein, relating to a firm commitment underwritten public offering (the “March Offering”) of 765,200 shares of common stock, pre-funded warrants (the “Pre-funded Warrants”) to purchase up to 2,176,000 shares of common stock, and common warrants (the “Common Warrants”) to purchase up to 2,941,200 shares of common stock. The combined public offering price for each share of common stock, together with one Common Warrant, was $1.36. The combined public offering price for each Pre-funded Warrant, together with one Common Warrant, was $1.359. Each share of common stock, or a Pre-funded Warrant in lieu thereof, was sold together with one Common Warrant. The March Offering was made pursuant to our registration statement on Form S-3 (File No 333-279901), filed with the SEC on May 31, 2024, as amended on June 14, 2024 and declared effective on June 18, 2024 (the “Current Shelf Registration Statement”), the base prospectus included therein, a preliminary prospectus supplement dated March 27, 2025 and a final prospectus supplement dated March 28, 2025.

The March Offering closed on March 31, 2025. We received net proceeds of approximately $3.3 million from the March Offering after deducting the underwriting discounts and commissions and other expenses payable by us. We used approximately $2.7 million of the net proceeds from the March Offering to repay in full all amounts outstanding, including a 115% prepayment penalty, in respect of two secured promissory notes issued by the Company to Streeterville Capital, LLC on May 1, 2024 and May 24, 2024.

The Pre-funded Warrants were immediately exercisable upon issuance, have an exercise price of $0.001 per share and may be exercised at any time until all of the Pre-funded Warrants are exercised in full. The Common Warrants were immediately exercisable upon issuance, have an exercise price of $1.36 per share, and expire on the fifth anniversary of the date of issuance. As a result of our failure to timely file a Current Report on Form 8-K, upon the filing of this Annual Report on Form 10-K, we became ineligible to file new short form registration statements on Form S-3 or to use the Current Shelf Registration Statement. Therefore, we agreed to file a subsequent registration statement covering the issuance of the shares issuable upon exercise of the Pre-funded Warrants and the Common Warrants within the timeframes set forth in such warrants. As of April 11, 2025, 1,126,000 Pre-funded Warrants remained outstanding and unexercised.

As part of its compensation for serving as representative in connection with the March Offering, we issued ThinkEquity and its designees Representative Warrants to purchase up to 147,060 shares of common stock. The Representative Warrants were immediately exercisable upon issuance, have an exercise price of $1.70 per share and expire on the five-year anniversary of the commencement of sales of the securities issued in the March Offering.

January 2025 Registered Direct Offering

On January 7, 2025, we entered into a placement agency agreement with ThinkEquity, as placement agent, pursuant to which we agreed to issue and sell directly to various investors, in a best efforts public offering (the “January Offering”), an aggregate of 1,454,546 shares of common stock at an offering price of $13.75 per share. The January Offering closed on January 10, 2025, following the effectiveness of the 1-for-250 reverse stock split of our outstanding common stock on the same date, which was a condition to the closing of the January Offering. We received net proceeds of approximately $18.3 million from the January Offering. The January Offering was made pursuant to the Current Shelf Registration Statement, the base prospectus included therein, and a prospectus supplement dated January 7, 2025. As part of its compensation for acting as placement agent for the January Offering, we issued ThinkEquity LLC and its designees Placement Agent Warrants to purchase 72,727 shares of common stock, which were immediately exercisable upon issuance, have an exercise price of $17.1875 per share and expire on the five-year anniversary of the commencement of sales of the securities issued in the January Offering.

Settlement Agreement

On March 27, 2025 (the “Effective Date”), XTI Aerospace, Inc. (the “Company”) entered into a settlement agreement with 3AM Investments LLC (an entity controlled by Nadir Ali (“Ali”), the Company’s former Chief Executive Officer and a former director of the Company) (“3AM”), Grafiti Group LLC (“Grafiti Group”) and Ali (the “Settlement Agreement”). The terms of the Settlement Agreement include:

Preferred Stock Redemption. The Company and 3AM entered into that certain securities purchase agreement dated as of March 12, 2024 (the “Series 9 Purchase Agreement”), pursuant to which 3AM acquired 1,500 shares of the Company’s Series 9 Preferred Stock, of which 1,164.12 shares of Series 9 Preferred Stock were issued and outstanding as of March 27, 2025 (the “Outstanding Preferred Stock”). Pursuant to the Settlement Agreement, on the Effective Date, the Company delivered the aggregate amount of $1,251,651.26 (the “Series 9 Redemption Amount”) by wire transfer of immediately available funds to an account designated in writing by Ali, for the redemption of the Outstanding Preferred Stock. Following Ali’s receipt of the Series 9 Redemption Amount, Ali no longer held any shares of Series 9 Preferred Stock. As of the date of this report, there are no shares of Series 9 Preferred Stock issued and outstanding.

Termination of Ali Consulting Agreement. The Settlement Agreement provides that effective as of the Effective Date, that certain Consulting Agreement, dated March 12, 2024 by and between the Company and Ali (the “Ali Consulting Agreement”) is terminated, and in lieu of the $2,775,000 (the “Ali Advisory Fees”) that would be owed to Ali pursuant to the terms of the Ali Consulting Agreement as a result of the termination of such Ali Consulting Agreement prior to the 15 month anniversary of the effective date thereof, the Company agreed (i) that the aggregate amount of $1,000,000 (the “Grafiti Purchase Amount”) required to be delivered by Grafiti Group pursuant to that certain Equity Purchase Agreement, dated February 16, 2024, by and among the Company, Grafiti LLC, and Grafiti Group, as amended (the “Equity Purchase Agreement”), shall be deemed to be satisfied in full and no further amounts shall be payable to the Company by Grafiti Group or any of its affiliated parties pursuant to the Equity Purchase Agreement; (ii) to deliver a cash amount of $60,000 (the “Outstanding Amount”) to Ali by wire transfer of immediately available funds; and (iii) to deliver $1,500,000 (the “Deferred Amount”) by wire transfer of immediately available funds in three equal installments of $500,000 (“Installment Amounts”) each on June 30, 2025, September 30, 2025 and December 30, 2025 (the “Deferred Amount Installment Dates”). Any Installment Amount that is not paid by the applicable due dates will be subject to interest at a rate of 18% per annum. Upon payment of the Outstanding Amount and the Deferred Amount in accordance with the terms of the Settlement Agreement, the Ali Advisory Fees shall be deemed to be satisfied in full and no further amounts shall be payable by the Company to Ali or his affiliated parties pursuant to the Ali Consulting Agreement. On March 31, 2025, the Company paid the Outstanding Amount in full. As of the date of this report, the Deferred Amount remains outstanding.

Former Management Payments. Pursuant to the Settlement Agreement, the Company agreed to pay the Former Management Payments (as defined below) on the earlier of (a) the closing date of the Company’s next financing transaction and (b) 30 days following the Effective Date of the Settlement Agreement, subject to certain penalties for late payment. The “Former Management Payments” comprise (i) an aggregate amount of $803,260.65 (the “Bonus Plan Payment”) that, as of the Effective Date, remains payable to the recipients of bonuses payable pursuant to that certain Strategic Transaction Bonus Plan, adopted on July 24, 2023 and as amended (the “Bonus Plan”) together with (ii) an aggregate amount of $303,372.87 (the “Loundermon Advisory Fee”) that, as of the Effective Date, is payable to Wendy Loundermon, the Company’s former Chief Financial Officer and a former director of the Company (“Loundermon”), pursuant to that certain Consulting Agreement, dated March 12, 2024, by and between the Company and Loundermon (the “Loundermon Consulting Agreement”).

On March 31, 2025, the Company paid all amounts due under the Former Management Payments in full.

Ali Release. As of the Effective Date, Ali, on behalf of himself and his former and current affiliated entities, including 3AM, Grafiti LLC and Grafiti Group (collectively, the “Ali Parties”) agreed to release the Company and each of its former and current subsidiaries, divisions, affiliates, predecessors, successors, assigns, and its and their respective employees, officers, directors, shareholders, members, partners, trustees, joint venturers, attorneys, agents, and representatives (collectively, the “XTI Parties”), from and with respect to any and all claims, demands, causes of action, damages, obligations, liabilities, costs, and expenses of any kind or nature whatsoever (collectively, “Ali Claims”), arising out of any obligations of the Company with respect to the Ali Consulting Agreement, the Series 9 Purchase Agreement and the portion of the Bonus Plan relating to Ali, whether known or unknown, foreseen or unforeseen, that the Ali Parties, or any of them, ever had, now have, or may have against the XTI Parties, or any of them, from the beginning of time through and including the Completion Date (as defined below). As used in the Settlement Agreement, the term “Completion Date” means the date on which the Company has delivered (i) the Series 9 Redemption Amount to Ali by wire transfer of immediately available funds; (ii) the Deferred Amount to Ali by wire transfer of immediately available funds; (iii) the Outstanding Amount to Ali by wire transfer of immediately available funds; (iv) the Former Management Payments to Loundermon and the recipients of the Bonus Plan Payments by wire transfer of immediately available funds.

XTI Release. As of the Effective Date, the XTI Parties agreed to release the Ali Parties from and with respect to any and all claims, demands, causes of action, damages, obligations, liabilities, costs, and expenses of any kind or nature whatsoever (collectively, “XTI Claims”), arising out of any obligations of the Ali Parties with respect to any obligation of the Ali Parties in connection with the payment of the purchase price as set forth in the Equity Purchase Agreement, the Ali Consulting Agreement, the Series 9 Purchase Agreement and the portion of the Bonus Plan relating to Ali, whether known or unknown, foreseen or unforeseen, that the XTI Parties, or any of them, ever had, now have, or may have against the Ali Parties, or any of them, from the beginning of time through and including the Completion Date.

Entire Agreement. The Settlement Agreement provides that it supersedes any prior consents or agreements regarding the allocation of financing proceeds for the payment of any obligations of the Company described in the Settlement Agreement.

Compliance with Nasdaq Continued Listing Requirements

On February 11, 2025, the Company received a letter from Nasdaq confirming that the Company has regained compliance with the minimum bid price requirement set forth under Nasdaq Listing Rule 5550(a)(2), and accordingly, the Nasdaq Hearings Panel has determined to continue the listing of the Company’s common stock on The Nasdaq Stock Market.

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

Our significant accounting policies are discussed in Note 3 of the audited consolidated financial statements for the years ended December 31, 2024 and 2023 which are included elsewhere in this Annual Report on Form 10-K. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. There have been no changes to estimates during the periods presented in the filing. Historically changes in management estimates have not been material.

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

Our contracts with customers often include promises to transfer multiple distinct products and services. Our licenses are sold as perpetual or term licenses and the arrangements typically contain various combinations of maintenance and professional services, which are accounted for as separate performance obligations. In determining how revenue should be recognized, a five-step process is used, which requires judgment and estimates within the revenue recognition process. The most critical judgements required in applying Accounting Standards Codification (“ASC”) 606 Revenue Recognition from Customers, and our revenue recognition policy relate to the determination of distinct performance obligations.

●	We receive fixed consideration for sales of hardware and software products. Revenue is recognized at point in time when the customer has title to the product and risks and rewards of ownership have transferred.

●	Revenue related to software as a service contract is recognized over time using the output method (days of software provided) because we are providing continuous access to its service.

●	Design and implementation revenue is accounted for using the percentage of completion method. As soon as the outcome of a contract can be estimated reliably, contract revenue is recognized in the consolidated statement of operations in proportion to the stage of completion of the contract. Accounting for these contracts involves the use of estimates to determine total contract costs to be incurred.

●	Professional services revenue under fixed fee contracts is recognized over time using the input method (direct labor hours) to recognize revenue over the term of the contract. We have elected the practical expedient to recognize revenue for the right to invoice because our right to consideration corresponds directly with the value to the customer of the performance completed to date.

●	We recognize revenue related to Maintenance Services evenly over time using the output method (days of software provided) because we provide continuous service, and the customer simultaneously receives and consumes the benefits provided by our performance as the services are performed.

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

Valuation of Long-lived and Intangible Assets and Goodwill

We periodically review long-lived assets and certain identifiable intangible assets for impairment in accordance with ASC 360, “Property, Plant, and Equipment.” Goodwill and intangible assets not subject to amortization are reviewed annually for impairment in accordance with ASC 350, “Intangibles – Goodwill and Other,” or more often if there are indications of possible impairment.

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

For intangible assets not subject to amortization such as goodwill, we test for impairment annually, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. In testing goodwill for impairment, we compare the fair value with the carrying value. The determination of fair value is based on a discounted cash flow analysis, using inputs and assumptions such as revenue growth rates, other projected expenses, and discount rates. If we were to experience a decrease in forecasted future revenues attributable to the intangible assets, this could indicate a potential impairment. If the carrying value exceeds the estimated fair value, the goodwill is considered impaired, and an impairment loss will be recognized in an amount equal to the excess of the carrying value over the fair value of goodwill.

We will perform our annual goodwill impairment test required by ASC 350 as of October 1st of each year. In testing goodwill for impairment, we analyze qualitative factors as stated within ASC 350 to determine if the fair value of our single reporting unit may be less than the carrying value of the reporting unit. We have one reporting unit that carries goodwill (Industrial IoT). If the fair value of the reporting unit, based on qualitative factors, may be less than the carrying value of the reporting unit, we then perform the goodwill impairment test required under ASC 350 by comparing the fair value of the reporting unit with the carrying value of the reporting unit and, if the fair value is less than the carrying value, the amount that the carrying value exceeds fair value represents the amount of goodwill impairment. Accordingly, we would recognize an impairment loss in the amount of such excess.

In connection with the XTI Merger, we recorded approximately $4.8 million in intangible assets which was allocated to various asset groups under our Industrial IoT reporting unit. In connection with the XTI Merger, we recorded $12.4 million in goodwill which was allocated to our Industrial IoT reporting unit. Since the closing date of the XTI Merger on March 12, 2024, the price of our common stock has declined significantly and may continue to fluctuate in future periods. A sustained decrease in the price of our common stock is one of the qualitative factors to be considered as part of an impairment test when evaluating whether events or changes in circumstances may indicate that it is more likely than not that a potential goodwill impairment exists. We will continue monitoring the analysis of the qualitative and quantitative factors used as a basis for the goodwill impairment test during fiscal year 2024 and at the Company’s October 1st annual testing date. As of December 31, 2024, management evaluated potential triggers and completed a qualitative assessment and determined in the aggregate, it is more likely than not, that the fair value of the Goodwill is less than its carrying value. Management moved to a quantitative assessment and noted that based on that assessment, the fair value of the Industrial IoT reporting unit is greater than the carrying value of the reporting unit. The Company notes that the fair value exceeded the carrying value by 22% as of December 31, 2024. Therefore, no goodwill impairment was recognized for the year ended December 31, 2024.

Deferred Income Taxes

In accordance with ASC 740 “Income Taxes” (“ASC 740”), management routinely evaluates the likelihood of the realization of its income tax benefits and the recognition of its deferred tax assets. In evaluating the need for any valuation allowance, management will assess whether it is more likely than not that some portion, or all, of the deferred tax asset may not be realized on a jurisdictional basis. Ultimately, the realization of deferred tax assets is dependent upon the generation of future taxable income during those periods in which temporary differences become deductible and/or tax credits and tax loss carry-forwards can be utilized. In performing its analyses, management considers both positive and negative evidence including historical financial performance, previous earnings patterns, future earnings forecasts, tax planning strategies, economic and business trends and the potential realization of net operating loss carry-forwards within a reasonable timeframe. To this end, management considered (i) that we have had historical losses in the prior years and cannot anticipate generating a sufficient level of future profits in order to realize the benefits of our deferred tax asset; (ii) tax planning strategies; and (iii) the adequacy of future income as of and for the year ended December 31, 2024, based upon certain economic conditions and historical losses through December 31, 2024. After consideration of these factors, management deemed it appropriate to establish a full valuation allowance with respect to the deferred tax assets for XTI Aerospace, Inc., XTI Aircraft Company, Nanotron GmbH, Intranav GmbH, and Inpixon Holding (UK) Limited.

A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax filings that do not meet these recognition and measurement standards. As of December 31, 2024 and 2023, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the years ended December 31, 2024 and 2023.

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

Components of Results of Operations

Revenue

Commercial Aviation

We are still working to design, develop and certify the TriFan 600 airplane and thus have not generated revenue from this segment. We do not expect to begin generating significant revenues until we are able to complete the design, development, certification, and manufacturing of the airplane.

Industrial IoT

Our RTLS products are primarily sold on a license and SaaS mode, which we call “location as a service” or “LaaS.” In our licensing model, we also typically charge an annual maintenance fee. The LaaS model is typically for a 3-5 year contract and includes a license to use, maintenance and hardware upgrades. The LaaS model generates a recurring revenue stream.

Operating Expenses

Research and Development

Research and development activities represent a significant part of our business. Our research and development efforts focus on the design and development of (i) our indoor intelligence products, and (ii) our TriFan 600 airplane, including certain of the systems that will be used in it. As part of our aircraft development activities, we continue to work closely with the FAA towards our goal of achieving certification of our TriFan 600 airplane on an efficient timeline.

Research and development expenses consist primarily of costs incurred in connection with the research and development of the TriFan 600 airplane. These expenses include:

●	employee-related expenses, including salaries and benefits for personnel engaged in research and development functions;

●	expenses incurred under agreements with third parties such as consultants and contractors; and

●	software and technology-related expenses to support computer-aided design of the aircraft, flight simulations, and other technology needs of our engineers.

Research and development costs are expensed as incurred. We expect our research and development expenses to increase significantly as we increase staffing to support aircraft engineering and software development, build aircraft prototypes and continue to explore and develop technologies.

We cannot determine with certainty the timing, duration or the costs necessary to complete the design, development, certification, and manufacturing of our TriFan 600 airplane due to the inherently unpredictable nature of our research and development activities. Development timelines, the probability of success, and development costs may differ materially from expectations.

Sales and Marketing Expenses

Sales and marketing costs include activities such as aircraft reservation procurement, public relations and business opportunity advancement. These functions mainly generate expenses relating to travel, trade show fees and costs, salaries and benefits. Sales and marketing expenses are expensed as incurred.

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

Inducement loss on debt conversions includes primarily the inducement charges incurred by Legacy XTI when it entered into voluntary note conversion letter agreements with several note holders during the first quarter of 2024.  Per the letter agreements, principal and accrued interest under the notes was converted at a reduced conversion price into shares of Legacy XTI common stock immediately prior to the XTI Merger closing time, which converted into shares of the Company’s common stock upon the closing of the XTI Merger. The Company accounted for these conversions as an inducement and, as such, recognized a loss related to the fair value of the additional shares issued compared to the original terms of the convertible notes.

Change in fair value of convertible notes payable represent the remeasurement of certain Legacy XTI convertible notes to fair value.  These notes were converted to equity prior to the closing of XTI Merger.

Change in fair value of warrant liability represents the remeasurement of certain Legacy XTI and Legacy Inpixon outstanding warrants to fair value. These outstanding warrants were exchanged for common shares of the Company during the second quarter of 2024.

 Other income (expense), net consists of miscellaneous income and expense items.

Results of Operations

Year Ended December 31, 2024 compared to the Year Ended December 31, 2023

The Company determined the previously disclosed XTI Merger should be accounted for as a reverse acquisition with Legacy XTI being considered the accounting acquirer. Therefore, the consolidated financial statements included in this report represent a continuation of the financial statements of Legacy XTI and the results of operations of the accounting acquired entity, Legacy Inpixon, are included in the consolidated financial statements as of the Closing Date and through the December 31, 2024 reporting date.

The following table sets forth selected consolidated financial data and the percentage of period-over-period change:

	For the Years Ended
	2024	2023
(in thousands, except percentages)	Amount	Amount	$ Change	% Change
Revenues	$3,202	$—	$3,202	**
Cost of revenues	$1,314	$—	$1,314	**
Gross profit	$1,888	$—	$1,888	**
Operating expenses	$38,868	$7,589	$31,279	412%
Loss from operations	$(36,980)	$(7,589)	$(29,391)	387%
Other income (expense)	$1,393	$(17,477)	$18,870	(108)%
Provision for income taxes	$(16)	$—	$(16)	**
Net loss	$(35,603)	$(25,066)	$(10,537)	42%

*	Amounts used to calculate dollar and percentage changes are based on numbers in the thousands. Accordingly, calculations in this item, which may be rounded to the nearest hundred thousand, may not produce the same results.

**	Comparisons between positive and negative numbers and with a zero are not meaningful.

Revenues

Revenues for the year ended December 31, 2024 were $3.2 million compared to $0.0 million for the comparable period in the prior year. The revenue amount for the year ended December 31, 2024 represents the results of the revenue-generating Industrial IoT segment following the XTI Merger closing date of March 12, 2024 through the December 31, 2024 reporting date, whereas the Company was pre-revenue in 2023. We expect revenue to increase to approximately $5 million for the fiscal year 2025 driven by the revenue-generating Industrial IoT segment.

Cost of Revenues

Cost of revenues for the year ended December 31, 2024 were $1.3 million compared to $0.0 million for the comparable period in the prior year. The cost of revenues amount for the year ended December 31, 2024 represents the results of the revenue-generating Industrial IoT segment following the XTI Merger closing date of March 12, 2024 through the December 31, 2024 reporting date, whereas the Company was pre-revenue in 2023.

Gross Profit

Gross profit for the year ended December 31, 2024 was $1.9 million compared to $0.0 million for the comparable period in the prior year. The gross profit amount for year ended December 31, 2024 represents the results of the revenue-generating Industrial IoT segment following the XTI Merger closing date of March 12, 2024 through the December 31, 2024 reporting date, whereas the Company was pre-revenue in 2023. The Company’s gross margin percentage for the year ended December 31, 2024 was approximately 59%, a lower percentage than Legacy Inpixon reported in previous fiscal years as the Company’s inventory value was increased to fair value in March 2024 as part of the purchase price allocation accounting relating to the XTI Merger, resulting in lower margins being recognized on subsequent hardware sales during 2024.

Operating Expenses

Operating expenses for the year ended December 31, 2024 were $38.9 million and $7.6 million for the comparable period ended December 31, 2023. This increase of approximately $31.3 million was primarily attributable to (i) the inclusion of $9.0 million of Industrial IoT segment’s operating expenses from the XTI Merger closing date through the December 31, 2024 reporting date, which included a $2.5 million non-cash impairment of intangible assets, (ii) the recognition of $6.3 million of nonrecurring transaction bonus expense during the second quarter of 2024 as the bonuses became payable upon the earlier of the closing of qualifying financings or June 30, 2024, (iii) an increase in nonrecurring merger-related transaction costs of $4.6 million, (iv) an increase in non-cash stock-based compensation expense of approximately $2.5 million, and (v) an aggregate increase of approximately $8.9 million due to increases in consulting compensation mainly attributable to consulting arrangements entered into with prior executives of Legacy Inpixon on March 12, 2024, legal and accounting fees relating to capital raising activities during 2024, and public company-related professional fees as the 2023 historical results reflect the operations of a private company, Legacy XTI.

The $2.5 million non-cash impairment of intangible assets during the year ended December 31, 2024 related to the Industrial IoT segment’s Aware assets and its Nanotron business. This impairment was driven by the Company’s strategic decision during Q4 2024 to shift away from the hardware (Nanotron subsidiary) and Aware business lines and to more of a LaaS business model (Intranav subsidiary).

Other Income (Expense)

Other income (expense) for the year ended December 31, 2024 was a gain of $1.4 million compared to a loss of $17.5 million for the comparable period ended December 31, 2023. The gain of $1.4 million for the year ended December 31, 2024 was primarily attributable to the Company recognizing a gain of approximately $12.9 million relating to the remeasurement of convertible notes payable at fair value and interest income of $0.4 million, which was partially offset by (i) interest expense of approximately $1.1 million, (ii) an increase in the fair value of warrant liability of approximately $0.3 million, (iii) inducement losses on debt conversions of approximately $6.7 million, (iv) loss on conversion of the Damon note receivable to equity investment of approximately $2.6 million, and (v) a decrease in fair value of the Damon equity investment and related warrants of approximately $0.4 million and $0.6 million, respectively, when those assets were re-measured as of the December 31, 2024 reporting date.

The loss of $17.5 million for the year ended December 31, 2023 was due primarily to the modifications of certain Legacy XTI convertible notes. On November 1, 2023, Legacy XTI and certain convertible noteholders agreed to amend the convertible notes to extend the maturity date and to revise the conversion terms. The amendment to the convertible notes was accounted for as an extinguishment of debt and reissuance of the convertible notes in accordance with ASC 470-50, Debt – Modifications and Extinguishments, due to the addition of a substantive conversion feature. As Legacy XTI elected to account for these convertible notes using the fair value option, Legacy XTI measured the convertible notes at a fair value, which resulted in a loss on extinguishment of approximately $6.6 million. As of December 31, 2023, Legacy XTI re-measured the convertible notes at fair value resulting in the convertible notes balance being increased by $9.1 million, and therefore an additional loss being recognized of $9.1 million.

Provision for Income Taxes

There was an income tax provision of approximately $0.02 million for the year ended December 31, 2024 compared to an income tax benefit of $0.0 for the comparable period in the prior year. The income tax provision for the year ended December 31, 2024 is attributable to minimum state income taxes.

Liquidity and Capital Resources as of December 31, 2024

Our current capital resources and operating results as of and through December 31, 2024, consist of:

1.	an overall working capital deficit of approximately $8.8 million;

2.	cash of approximately $4.1 million;

3.	net cash used by operating activities for the year ended December 31, 2024 of approximately $22.3 million.

The breakdown of our overall working capital deficit is as follows (in thousands):

Working Capital	Assets	Liabilities	Net
Cash and cash equivalents	$4,105	$—	$4,105
Accounts receivable, net / accounts and related party payables	706	5,538	(4,832)
Prepaid expenses and other current assets	1,018	—	1,018
Inventory	2,214	—	2,214
Accrued expenses and other current liabilities	—	6,703	(6,703)
Accrued interest	—	522	(522)
Customer deposits	—	1,350	(1,350)
Operating lease obligation	—	119	(119)
Deferred revenue	—	532	(532)
Notes and other receivables / short-term debt	538	2,657	(2,119)
Total	$8,581	$17,421	$(8,840)

Contractual Obligations and Commitments

Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered during our course of business. Our contractual obligations consist of operating lease liabilities and acquisition liabilities that are included in our consolidated balance sheet and vendor commitments associated with agreements that are legally binding. As of December 31, 2024, the total obligation for operating leases is approximately $0.4 million, of which approximately $0.1 million is expected to be paid in the next twelve months.

On March 31, 2025, the Company repaid in full the promissory notes that were issued to Streeterville Capital, LLC on May 1, 2024 and May 24, 2024. As of the date of this filing, we owed $65,000 under a secured promissory note with the SBA which is due in 2050. See Note 9 of the Notes to Consolidated Financial Statements included elsewhere in this report.

Customer Deposits

As of December 31, 2024, we received conditional pre-orders under a combination of non-binding aircraft purchase agreements, reservation deposit agreements, options and letters of intent for aircraft which generated approximately $1.4 million of cash from customer deposits. These funds from customer reservation deposits will not be recorded as revenue until the orders for our TriFan 600 airplane are delivered, which may not be for many years or at all if we do not deliver the airplanes. The deposits prioritize orders when the TriFan 600 airplane becomes available for delivery. Customers making deposits are not obligated to purchase any airplanes until they execute a definitive purchase agreement. Customers may request a return of their refundable deposit any time up until the execution of a purchase agreement. Customers’ request for a return of their refundable deposits could adversely affect our liquidity resources and we may be financially unable to return such deposits.

Consulting Agreement with Prior “Legacy Inpixon” CEO and Subsequent Settlement Agreement

On March 27, 2025, the Company entered into a settlement agreement with 3AM Investments LLC (an entity controlled by Nadir Ali (“Ali”), the Company’s former Chief Executive Officer and a former director of the Company) (“3AM”), Grafiti Group LLC (“Grafiti Group”) and Ali (the “Settlement Agreement”) pursuant to which the Company agreed to settle certain existing obligations owed to former management. As a result of the Settlement Agreement, the Company has an outstanding advisory fee obligation to Ali of $1,500,000 (the “Deferred Amount”) as of the date of this report, which is due in $500,000 installments on June 30, 2025, September 30, 2025, and December 31, 2025. Upon payment of the Deferred Amount in accordance with the terms of the Settlement Agreement, the Ali Advisory Fees shall be deemed to be satisfied in full and no further amounts shall be payable by the Company to Ali or his affiliated parties pursuant to the Ali Consulting Agreement dated March 12, 2024. See Note 18 of the Notes to Consolidated Financial Statements included elsewhere in this report for more information about the Ali Consulting Agreement. See Note 23 of the Notes to Consolidated Financial Statements included elsewhere in this report for more information about the Settlement Agreement.

Risks and Uncertainties

As of December 31, 2024, the Company has a working capital deficit of approximately $8.8 million, and cash and cash equivalents of approximately $4.1 million. For the year ended December 31, 2024, the Company had a net loss of approximately $35.6 million. During the year ended December 31, 2024, the Company used approximately $22.3 million of cash for operating activities.

There can be no assurances that the Company will ever earn revenues sufficient to support its operations, or that it will ever be profitable. In order to continue its operations, the Company has historically supplemented the revenues it earned with proceeds from the sale of our equity, including through our now expired ATM with Maxim (as discussed below), and debt securities and proceeds from loans and bank credit lines. We believe that our current revenue, as supplemented by proceeds from our financings, including the approximately $21.6 million net proceeds we raised in various public offerings of our securities placed and underwritten by ThinkEquity LLC during the first quarter of 2025, a portion of which was used to fully repay short-term obligations including the outstanding Streeterville promissory note balances and remaining Strategic Transaction Bonus liability, along with our ability to defer or eliminate certain operating expenses that are under our control, will provide us with liquidity to fund our planned operating needs for at least the next twelve months.

According to our current development schedule, we do not expect to obtain FAA type certification and other necessary regulatory approvals and commence deliveries of the TriFan 600 until 2030 at the earliest. Therefore, we intend to raise additional capital through debt or equity financings as we continue to advance the design and certification of the TriFan 600. See “ – Recent Events – March 2025 Underwritten Offering” and “ – Recent Events – January 2025 Registered Direct Offering” for more information about our recent public offerings of our equity securities.

As a result of our failure to timely file a Current Report on Form 8-K, upon the filing of this Annual Report on Form 10-K, we became ineligible to use Form S-3 until August 2025 at the earliest. Our inability to use Form S-3 may significantly impair our ability to raise necessary capital to fund our operations and execute our strategy. If we seek to access the capital markets through a registered offering during the period of time that we are unable to use Form S-3, we may be required to publicly disclose the proposed offering and the material terms thereof before the offering commences, we may experience delays in the offering process due to SEC review of a Form S-1 registration statement and we may incur increased offering and transaction costs and other considerations.

As discussed in Note 10 of the “Notes to Consolidated Financial Statements” included in Part I, Item 8 of this report, on July 22, 2022, the Company entered into an Equity Distribution Agreement with Maxim as sales agent (as amended from time to time, the “Equity Distribution Agreement”), pursuant to which we could offer and sell, from time to time through Maxim, shares of the Company’s common stock having an aggregate offering amount of up to approximately $83.3 million under our shelf registration statement on Form S-3 (the “ATM”). The term of the Equity Distribution Agreement expired on December 31, 2024. Maxim was entitled to compensation at a fixed commission rate of 3.0% of the gross sales price per share sold excluding Maxim’s costs and out-of-pocket expenses incurred in connection with its services, including the fees and out-of-pocket expenses of its legal counsel. During the three months ended December 31, 2024, the Company sold 948,484 shares of common stock under the Equity Distribution Agreement at per share prices between approximately $10.02 and $47.57, resulting in net proceeds to the Company of approximately $12.6 million. During the year ended December 31, 2024, the Company sold 998,447 shares of common stock under the Equity Distribution Agreement at per share prices between approximately $10.02 and $337.36, resulting in net proceeds to the Company of approximately $22.2 million. Since the date of the Equity Distribution Agreement through the date of this report, the Company sold 1,170,561 shares of common stock at per share prices between approximately $4.10 and $465.56 under the Equity Distribution Agreement, resulting in gross proceeds of approximately $52.2 million.

Liquidity and Capital Resources

The Company’s net cash flows used in operating, investing and financing activities for the years ended December 31, 2024 and 2023 and certain balances as of the end of those periods are as follows (in thousands):

	For the Years Ended December 31,
	2024	2023
Net cash used in operating activities	$(22,307)	$(4,181)
Net cash provided by (used in) investing activities	2,853	(17)
Net cash provided by financing activities	23,564	4,088
Effect of foreign exchange rate changes on cash	(10)	—
Net increase (decrease) in cash and cash equivalents	$4,100	$(110)

	As of December 31,	As of December 31,
	2024	2023
Cash and cash equivalents	$4,105	$5
Working capital deficit	$(8,840)	$(13,028)

Operating Activities for the year ended December 31, 2024

Net cash used in operating activities during the year ended December 31, 2024 was approximately $22.3 million. The cash flows related to the year ended December 31, 2024 consisted of the following (in thousands):

Net loss	$(35,603)
Non-cash income and expenses	5,765
Net change in operating assets and liabilities	7,531
Net cash used in operating activities	$(22,307)

The non-cash income and expense of approximately $5.8 million consisted primarily of the following (in thousands):

Depreciation and amortization	$113
Amortization of intangible assets	622
Amortization of right-of-use-asset	237
Non-cash interest expense, net	417
Stock-based compensation	4,121
Impairment of intangible assets	2,507
Loss on conversion of note receivable to equity investment	2,630
Unrealized loss on equity investment	628
Change in fair value of convertible notes payable	(12,882)
Inducement loss on debt conversions	6,732
Change in fair value of warrant liability	281
Other	359
Total non-cash expenses	$5,765

The net cash used in the change in operating assets and liabilities aggregated approximately $7.5 million and consisted primarily of the following (in thousands):

Increase in accounts receivable and other receivables	$(18)
Decrease in inventory, prepaid expenses and other current assets and other assets	1,573
Increase in accounts payable and related party payables	346
Increase in accrued liabilities and other liabilities	6,039
Increase in accrued interest	259
Decrease in deferred revenue	(435)
Decrease in operating lease obligation	(233)
Net cash used in the changes in operating assets and liabilities	$7,531

Operating Activities for the year ended December 31, 2023

Net cash used in operating activities during the years ended December 31, 2023 was approximately $4.2 million. The cash flows related to the year ended December 31, 2023 consisted of the following (in thousands):

Net loss	$(25,066)
Non-cash income and expenses	18,543
Net change in operating assets and liabilities	2,342
Net cash used in operating activities	$(4,181)

The non-cash income and expense of approximately $18.5 million consisted primarily of the following (in thousands):

Depreciation and amortization	$11
Amortization of intangible assets	27
Non-cash interest expense, net	613
Stock-based compensation	1,645
Change in fair value of JV obligation	196
Change in fair value of convertible notes payable	9,144
Loss on extinguishment of convertible notes payable	6,635
Change in fair value of warrant liability	164
Other	108
Total non-cash expenses	$18,543

The net use of cash in the change in operating assets and liabilities aggregated approximately $2.3 million and consisted primarily of the following (in thousands):

Decrease in accounts receivable and other receivables	$26
Increase in prepaid expenses and other current assets	(84)
Increase in accounts payable and related party payables	1,456
Increase in accrued liabilities and other liabilities	345
Increase in accrued interest	599
Net use of cash in the changes in operating assets and liabilities	$2,342

Cash Flows from Investing Activities as of December 31, 2024 and 2023

Net cash flows provided by investing activities during the year ended December 31, 2024 was approximately $2.9 million compared to $0.02 million for the year ended December 31, 2023. Cash flows related to investing activities during the year ended December 31, 2024 consist primarily of the cash assumed from Legacy Inpixon in connection with the XTI Merger.

Cash Flows from Financing Activities as of December 31, 2024 and 2023

Net cash flows provided by financing activities during the year ended December 31, 2024 was $23.6 million.  During the year ended December 31, 2024, the Company received incoming cash flows of approximately $22.2 million from the ATM, $2.0 million from promissory notes issued to Streeterville Capital, LLC, and approximately $1.0 million in proceeds from an existing promissory note arrangement with Legacy Inpixon. During the year ended December 31, 2024, the Company repaid approximately $0.9 million towards outstanding promissory notes and redeemed approximately $0.8 million of Series 9 preferred stock.

Net cash flows provided by financing activities during the year ended December 31, 2023 was $4.1 million. During the year ended December 31, 2023, the Company received proceeds of $0.8 million from the issuance of convertible notes, received $0.2 million in proceeds from the sale of common stock, and received $3.1 million in proceeds from promissory notes with David Brody and Legacy Inpixon.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

XTI AEROSPACE, INC. AND SUBSIDIARIES (FORMERLY KNOW AS INPIXON AND SUBSIDIARIES)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

XTI Aerospace, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of XTI Aerospace, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audits, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the period ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Goodwill Impairment

The Company’s evaluation of goodwill for impairment involves significant judgments and estimates, particularly with respect to the fair value measurement of its reporting units. The Company performs its annual goodwill impairment test as of December 31, 2024, and more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than it carrying amount. We identified the evaluation of goodwill impairment as a critical audit matter because it involved complex and subjective judgments by management.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to goodwill impairments include the following, among others:

●	We obtained an understanding of the Company’s process for identifying and evaluating potential goodwill impairment and reviewed the methodologies used for impairment testing.
●	We evaluated the appropriateness of the valuation models used by the Company, including the discounted cash flow model, and verified its mathematical accuracy.
●	We assessed the Company’s valuation model, including key assumptions, estimates, and sensitivity analysis.
●	We assessed the reasonableness of key assumptions and estimates used by the Company in their valuation models, including growth rates, discount rates, long-term growth rates, and revenue projections.
●	We reviewed the sensitivity analyses performed by the Company to understand how changes in key assumptions could impact the fair value conclusions.
●	We reviewed the disclosures in the financial statements related to goodwill impairment to ensure adequacy and compliance with accounting standards.

Business Combination

The Company completed a significant business combination during the year. Accounting for this business combination involved significant judgment and estimation by management, particularly in determining the fair value of identifiable intangible assets and liabilities acquired, as well as the resulting goodwill. The Company used various valuation models and engaged third-party specialists to assist in these valuations. Given the complexity and judgment involved in accounting for the business combination, we identified the evaluation of the business combination as a critical audit matter. This involved significant audit effort and the use of professionals with specialized skills and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to business combination include the following, among others:

●	We obtained an understanding of the terms and conditions of the business combination by reviewing the purchase agreement and other related documents.
●	We evaluated the appropriateness of the valuation methodologies used by management to determine the fair value of the identifiable assets acquired and liabilities assumed. This included reviewing the discounted cash flow models, market approach, and cost approach used for the valuation.
●	We tested the completeness and accuracy of the purchase price allocation by verifying the consideration transferred.
●	We involved our valuation specialists to assist in assessing the methodologies and assumptions used by management in the fair value measurements of the acquired intangible assets.
●	We reviewed the disclosures in the financial statements related to the business combination to ensure adequacy and compliance with accounting standards.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2024.

New York, NY

April 15, 2025

XTI AEROSPACE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value data)

	As of December 31, 2024	As of December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$4,105	$5
Accounts receivable, net of allowance for credit losses of $18 and $0 as of December 31, 2024 and December 31, 2023, respectively	706	—
Other receivables	538	101
Inventories	2,214	—
Prepaid expenses and other current assets	1,018	125

Total Current Assets	8,581	231

Property and equipment, net	206	12
Operating lease right-of-use asset, net	340	—
Intangible assets, net	1,884	266
Goodwill	12,072	—
Other assets	1,208	—

Total Assets	$24,291	$509

XTI AEROSPACE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except number of shares and par value data)

	As of December 31, 2024	As of December 31, 2023
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	5,487	2,495
Related party payables	51	540
Accrued expenses and other current liabilities	6,703	1,127
Accrued interest	522	560
Customer deposits	1,350	1,350
Warrant liability	—	497
Operating lease obligation, current	119	—
Deferred revenue	532	—
Short-term debt	2,657	6,690

Total Current Liabilities	17,421	13,259

Long Term Liabilities
Long-term debt	65	18,546
Operating lease obligation, noncurrent	231	—
Other liabilities, noncurrent	—	333

Total Liabilities	17,717	32,138

Commitments and Contingencies (Note 19)

Stockholders’ Equity
Preferred Stock - $0.001 par value; 5,000,000 shares authorized
Series 4 Convertible Preferred Stock - 10,415 shares authorized; 1 issued, and 1 outstanding as of December 31, 2024 and December 31, 2023, respectively.	—	—
Series 5 Convertible Preferred Stock - 12,000 shares authorized; 126 issued, and 126 outstanding as of December 31, 2024 and December 31, 2023, respectively.	—	—
Series 9 Preferred Stock - 20,000 shares authorized; 11,302 and 1,331 shares issued and outstanding as of December 31, 2024, and 0 shares issued and outstanding as of December 31, 2023 (Liquidation preference of $1,401,589)	1,331	—
Common Stock - $0.001 par value; 500,000,000 shares authorized; 1,685,021 and 12,791 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively.	2	—
Additional paid-in capital	99,425	26,330
Accumulated other comprehensive loss	(622)	—
Accumulated deficit	(93,562)	(57,959)

Total Stockholders’ Equity (Deficit)	6,574	(31,629)

Total Liabilities and Stockholders’ Equity	$24,291	$509

The accompanying notes are an integral part of these consolidated financial statements

XTI AEROSPACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Years Ended December 31,
	2024	2023
Revenues	$3,202	$—

Cost of Revenues	1,314	—

Gross Profit	1,888	—

Operating Expenses
Research and development	3,996	1,381
Sales and marketing	3,231	721
General and administrative	22,022	3,615
Merger-related transaction costs	6,490	1,845
Impairment of intangible assets	2,507	—
Amortization of intangible assets	622	27

Total Operating Expenses	38,868	7,589

Loss from Operations	(36,980)	(7,589)

Other Income (Expense)
Interest expense	(1,146)	(1,142)
Interest income	364	—
Amortization of deferred loan costs	(17)	(88)
Loss on conversion of note receivable to equity investment	(2,630)	—
Loss on extinguishment of convertible notes payable	(6,732)	(6,635)
Change in fair value of convertible notes payable	12,882	(9,144)
Change in fair value of Damon investment and related warrants	(1,068)	—
Change in fair value of warrant liability	(281)	(164)
Change in fair value of JV obligation	—	(196)
Other income/(expense), net	21	(108)
Total Other Income (Expense)	1,393	(17,477)

Net Loss, before tax	(35,587)	(25,066)
Income tax provision	(16)	—
Net Loss	(35,603)	(25,066)

Less: Preferred stock return and dividend	(606)	—
Less: Deemed dividend	(772)	—
Net Loss Attributable to Common Stockholders, basic and diluted	$(36,981)	(25,066)

Net Loss Per Share - Basic and Diluted	$(162.78)	$(1,576.48)

Weighted Average Shares Outstanding, Basic and Diluted	227,193	15,900

The accompanying notes are an integral part of these consolidated financial statements

XTI AEROSPACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	For the Years Ended December 31,
	2024	2023
Net Loss	$(35,603)	$(25,066)
Unrealized foreign exchange loss from cumulative translation adjustments	(622)	—

Comprehensive Loss	$(36,225)	$(25,066)

The accompanying notes are an integral part of these consolidated financial statements

XTI AEROSPACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED December 31, 2024 and 2023

(In thousands, except share data)

	Series 9 Preferred Stock at					Accumulated		Total
	Redemption Value		Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance - January 1, 2024	—	$—	12,791	$—	$26,330	$—	$(57,959)	$(31,629)
Common and preferred shares issued via merger	11,302	11,302	8,303	—	14,303	—	—	25,605
Common shares issued for net cash proceeds of ATM offering	—	—	998,447	1	22,341	—	—	22,342
Common shares issued as settlement of accrued compensation	—	—	193,716	—	4,398	—	—	4,398
Common shares issued as prepayment of services	—	—	1,718	—	335	—	—	335
Common shares issued to Xeriant, Inc.	—	—	1,194	—	—	—	—	—
Common shares issued in exchange of Series 9 preferred stock	(9,790)	(9,790)	441,391	1	10,279	—	—	490
Accrued interest converted to Series 9 preferred stock	576	576	—	—	26	—	—	602
Deemed dividend related to Series 9 preferred stock exchange	—	—	—	—	(490)	—	—	(490)
Redemption of Series 9 preferred stock	(757)	(757)	—	—	(38)	—	—	(795)
Series 9 preferred stock dividend accrual	—	—	—	—	(606)	—	—	(606)
Common shares issued for conversion of debt	—	—	11,551	—	9,612	—	—	9,612
Inducement loss on debt conversions	—	—	—	—	6,732	—	—	6,732
Common shares issued in exchange of warrants	—	—	5,970	—	1,982	—	—	1,982
Deemed dividend related to December 2023 warrant exchange	—	—	—	—	(283)	—	—	(283)
Common shares issued for exercise of warrants	—	—	82	—	2	—	—	2
Common shares issued for cashless exercise of warrants and options	—	—	1,928	—	1	—	—	1
Capital contribution - forgiveness of related party payable	—	—	—	—	380	—	—	380
Stock-based compensation	—	—	7,930	—	4,121	—	—	4,121
Cumulative translation adjustment	—	—	—	—	—	(622)	—	(622)
Net loss	—	—	—	—	—	—	(35,603)	(35,603)
Balance - December 31, 2024	1,331	$1,331	1,685,021	$2	$99,425	$(622)	$(93,562)	$6,574

The accompanying notes are an integral part of these consolidated financial statements

XTI AEROSPACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED December 31, 2024 and 2023

(In thousands, except share data)

	Series 9 Preferred Stock at					Accumulated
	Redemption Value		Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance - January 1, 2023	—	$—	12,727	$—	$17,910	$—	$(32,893)	$(14,983)
Proceeds from sale of common stock	—	—	64	—	224	—	—	224
Stock-based compensation	—	—	—	—	1,645	—	—	1,645
Issuance of warrants with convertible notes	—	—	—	—	968	—	—	968
JV obligation reclassified to equity	—	—	—	—	5,583	—	—	5,583
Net loss	—	—	—	—	—	—	(25,066)	(25,066)
Balance - December 31, 2023	—	$—	12,791	$—	$26,330	$—	$(57,959)	$(31,629)

XTI AEROSPACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2024	2023
Cash Flows Used in Operating Activities

Net loss	$(35,603)	$(25,066)

Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	113	11
Amortization of intangible assets	622	27
Amortization of right-of-use asset	237	—
Non-cash interest expense, net of interest income	417	613
Stock-based compensation	4,121	1,645
Impairment of intangible assets	2,507	—
Loss on conversion of note receivable to equity investment	2,630	—
Unrealized loss on equity investment	628	—
Change in fair value of JV obligation	—	196
Change in fair value of convertible notes payable	(12,882)	9,144
Loss on extinguishment of convertible notes payable	6,732	6,635
Change in fair value of warrant liability	281	164
Other	359	108

Changes in operating assets and liabilities:
Accounts receivable and other receivables	(18)	26
Inventories	611	—
Prepaid expenses and other current assets	922	(84)
Other assets	40	—
Accounts payable	346	1,266
Related party payables	—	190
Accrued expenses and other current liabilities	6,039	345
Accrued interest	259	599
Deferred revenue	(435)	—
Operating lease obligation	(233)	—

Net Cash Used in Operating Activities	$(22,307)	$(4,181)

Cash Flows Provided by (Used in) Investing Activities
Purchase of property and equipment	$(68)	$(3)
Cash received in purchase of Inpixon	2,968	—
Purchase of intangible asset	(47)	(14)
Net Cash Provided by (Used in) Investing Activities	$2,853	$(17)

Cash From Financing Activities
Proceeds from sale of common stock and exercise of warrants	2	224
Net proceeds from ATM stock offerings	22,213	—
Net proceeds from issuance of promissory notes	2,000	125
Net proceeds from loan from Inpixon (prior to merger)	1,012	3,003
Net proceeds from issuance of convertible notes	—	750
Redemptions of Series 9 preferred stock	(795)	—
Repayments of debt	(868)	(14)
Net Cash Provided by Financing Activities	$23,564	$4,088

Effect of Foreign Exchange Rate on Changes on Cash	(10)	—

Net Increase (Decrease) in Cash and Cash Equivalents	4,100	(110)

Cash and Cash Equivalents - Beginning of year	5	115

Cash and Cash Equivalents - End of year	$4,105	$5

Supplemental Disclosure of cash flow information:
Cash paid for:
Interest	$61	$17
Income Taxes	$16	$—

Non-cash investing and financing activities
Common shares issued for conversion of debt and accrued interest	$9,612	$—
Common shares issued in exchange of warrants and cashless exercise of warrants and options	$1,983	$—
Deemed dividend related to December 2023 warrant exchange	$283	$—
Common shares issued as settlement of accrued compensation	$4,398	$—
Common shares issued as prepayment for services	$335	$—
Issuance of common stock for merger consideration, net of cash received	$22,637	$—
Right of use asset obtained in exchange for lease liability	$394	$—
Capital contribution - forgiveness of related party payable	$380	$—
Common shares issued in exchange of Series 9 preferred stock	$490	$—
Series 9 preferred stock dividend accrued	$606	$—
Deemed dividend related to Series 9 preferred stock exchange	$490	$—
Conversion of accrued interest to Series 9 preferred stock	$602	$—
Conversion of convertible note receivable to equity investment	$968	$—
ATM proceeds withheld as payment towards accounts payable	$129	$—
Warrants issued with convertible notes	$—	$967
Warrants issued with common stock	$—	$121
Reclassification of JV obligation to equity	$—	$5,583
Conversion of accrued interest to convertible note payable	$—	$807

The accompanying notes are an integral part of these consolidated financial statements

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 1 - Organization and Nature of Business

On March 12, 2024 (the “Closing Date”), XTI Aerospace, Inc., the “Company”, formerly known as Inpixon (“Legacy Inpixon”), Superfly Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Legacy Inpixon (“Merger Sub”), and XTI Aircraft Company, a Delaware corporation (“Legacy XTI”), completed their previously announced merger transaction pursuant to that certain Agreement and Plan of Merger, dated as of July 24, 2023 and amended on December 30, 2023 and March 12, 2024 (the “XTI Merger Agreement”), pursuant to which Legacy XTI merged in a reverse triangular merger with Merger Sub with Legacy XTI surviving the merger as a wholly-owned subsidiary of the Company (the “XTI Merger”). In connection with the closing of the XTI Merger, our corporate name changed from Inpixon to “XTI Aerospace, Inc.” and the combined company opened for trading on the Nasdaq Capital Market on March 13, 2024 under the new ticker symbol “XTIA.”

The Company determined the XTI Merger should be accounted for as a reverse acquisition with Legacy XTI being considered the accounting acquirer. Therefore, the consolidated financial statements included in this report represent a continuation of the financial statements of Legacy XTI and the results of operations of the accounting acquired entity, Legacy Inpixon, are included in the consolidated financial statements as of the Closing Date and through the December 31, 2024 reporting date.

The Company is primarily an aircraft development company. The Company also provides real-time location systems (“RTLS”) for the industrial sector, which was Legacy Inpixon’s focus prior to the closing of the XTI Merger. Headquartered in Englewood, Colorado, the Company is developing a vertical takeoff and landing (“VTOL”) airplane that is designed to take off and land like a helicopter and cruise like a fixed-wing business airplane. Since 2013, the Company has been engaged primarily in developing the aerodynamic performance and top-level engineering design of the TriFan 600, building and testing a two-thirds scale unmanned version of the TriFan 600, generating pre-orders for the TriFan 600, and seeking funds from investors to enable the Company to advance the detailed design and certification of the TriFan 600, and to eventually engage in commercial production and sale of TriFan 600.

Our RTLS solutions leverage cutting-edge technologies such as IoT, AI, and big data analytics to provide real-time tracking and monitoring of assets, machines, and people within industrial environments. With our RTLS solutions, businesses can achieve improved operational efficiency, enhanced safety and reduced costs. By having real-time visibility into operations, industrial organizations can make informed, data-driven decisions, minimize downtime, and ensure compliance with industry regulations.

Note 2 – Consolidation

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

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 3 - Summary of Significant Accounting Policies

Liquidity

As of December 31, 2024, the Company has a working capital deficit of approximately $8.8 million, and cash of approximately $4.1 million. For the year ended December 31, 2024, the Company had a net loss of approximately $35.6 million. During the year ended December 31, 2024, the Company used approximately $22.3 million of cash for operating activities.

During the year ended December 31, 2024, the Company sold 998,447 shares of common stock under the Equity Distribution Agreement at per share prices between approximately $10.02 and $337.36, resulting in net proceeds to the Company of approximately $22.2 million.

During May 2024, the Company entered into a note purchase agreement with Streeterville Capital, LLC, pursuant to which the Company issued two secured promissory notes to Streeterville Capital, LLC in May 2024, resulting in aggregate cash proceeds to the Company of $2.0 million.

There can be no assurances that the Company will ever earn revenues sufficient to support its operations, or that it will ever be profitable. In order to continue its operations, the Company has supplemented the revenues it earned with proceeds from the sale of its equity securities and proceeds from loans.

The Company’s recurring losses and utilization of cash in its operations are indicators of going concern. However, the Company’s current liquidity position was favorably impacted by the cash raised under public offerings aggregating approximately $23.3 million subsequent to December 31, 2024, along with repaying and settling certain debt and other obligations during March 2025 (refer to Note 23). This, along with the Company’s ability to defer or eliminate certain operating expenses that are under its control and the revenues expected to be generated by the Industrial IoT segment lead the Company to believe it has the ability to mitigate such concerns for a period of at least one year from the date these financial statements are issued.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each of the reporting periods. Actual results could differ from those estimates. The Company’s significant estimates consist of:

●	the valuation of stock-based compensation;

●	the valuation of the Company’s common stock issued and assets acquired in transactions, including acquisitions;

●	the valuation of equity securities;

●	the valuation of convertible notes receivable;

●	the valuation of warrant liabilities and assets;

●	the valuation of convertible notes payable, at fair value;

●	the valuation of loan conversion derivatives; and

●	the valuation allowance for deferred tax assets.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

The customers who account for 10% or more of the Company’s revenue for the year ended December 31, 2024 or 10% or more of the Company’s outstanding receivable balance as of December 31, 2024 are presented as follows:

	Percentage of revenues	Percentage of accounts receivable
Customer	Year Ended December 31, 2024	As of December 31, 2024
A	23%	31%
B	11%	**
C	14%	22%
D	13%	**

**	Represents less than 10% of the total for the respective period

The Company did not have revenue for the year ended December 31, 2023. The Company did not have outstanding trade receivables as of December 31, 2023.

The vendors who account for 10% or more of the Company’s purchases or 10% or more of the Company’s outstanding payable balance are presented as follows for the periods indicated:

	Percentage of purchases	Percentage of accounts payable
Vendor	Year Ended December 31, 2024	As of December 31, 2024
A	**	31%
B	**	11%
C	11%	**

	Percentage of purchases	Percentage of accounts payable
Vendor	Year Ended December 31, 2023	As of December 31, 2023
A	38%	62%
B	**	23%

**	Represents less than 10% of the total for the respective period

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

Acquired In-Process Research and Development (“IPR&D”)

In accordance with authoritative guidance, the Company recognizes IPR&D at fair value as of the acquisition date and subsequently accounts for it as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. Once an IPR&D project has been completed, the useful life of the IPR&D asset is determined and amortized accordingly. If the IPR&D asset is abandoned, the remaining carrying value is written off. During fiscal year 2024, the Company acquired IPR&D through the XTI Merger.

Intangible Assets and Goodwill

Finite-lived intangible assets primarily consist of developed technology, patents, customer relationships, and trade names/trademarks. They are amortized ratably over a range of 5 to 15 years, which approximates customer attrition rate and technology obsolescence.

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

The Company calculates the estimated fair value of a reporting unit using a weighting of the income and market approaches. For the income approach, the Company uses internally developed discounted cash flow models that include the following assumptions, among others: projections of revenues, expenses, and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. For the market approach, the Company uses internal analyses based primarily on market comparables. The Company bases these assumptions on its historical data and experience, third party appraisals, industry projections, micro and macro general economic condition projections, and its expectations. For the year ended December 31, 2024, the Company estimated the fair value of a reporting unit with 100% weighting to the income approach.

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

For the year ended December 31, 2024, the Company determined that its long-lived assets were impaired by $2.5 million. For the year ended December 31, 2023, the Company determined none of its long-lived assets were impaired.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Customer Deposits

The Company periodically enters into aircraft reservation agreements that include a deposit placed by a potential customer. The deposits serve to prioritize orders when the TriFan 600 airplane becomes available for delivery. Customers making deposits are not obligated to purchase any airplanes until they execute a definitive purchase agreement. Customers may request return of their deposit any time up until the execution of a purchase agreement. The Company records such advance deposits as a liability and defers the related revenue recognition until delivery of an airplane occurs, if any.

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

The Black-Scholes option-pricing model utilizes inputs and assumptions which involve inherent uncertainties and generally require significant judgment. As a result, if factors or expected outcomes change and significantly different assumptions or estimates are used, the Company’s stock-based compensation could be materially different. Significant inputs and assumptions include:

●	Fair value of Common Stock – As there was no public market for Legacy XTI’s common stock prior to the XTI Merger, the fair value of the shares of common stock underlying the stock-based awards on the grant-date has historically been determined by Legacy XTI’s Board of Directors with assistance of third-party valuation specialists. Legacy XTI’s Board of Directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair market value, which included important developments in Legacy XTI’s operations, actual operating results, financial performance, external market conditions, equity market conditions of comparable public companies, and the lack of marketability of Legacy XTI’s common stock.

●	Expected Term – The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term).

●	Expected Volatility – Because Legacy XTI was privately held prior to the XTI Merger and did not have an active trading market for its common stock, the expected volatility was estimated based on the average volatility for publicly traded companies that the Company considers to be comparable, over a period equal to the expected term of the stock option grants.

●	Risk-Free Interest Rate – The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.

●	Expected Dividend – The Company has never paid dividends on its common stock and has no plans to pay dividends on its common stock. Therefore, the Company used an expected dividend yield of zero.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss, as adjusted for any dividends on the preferred stock for the period, attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, adjusted for outstanding shares that are subject to repurchase or outstanding shares that are contingently returnable by the holder. Contingently issuable shares, including shares that are issuable for little or no cash consideration, are considered outstanding common shares and included in net loss per share as of the date that all necessary conditions have been satisfied. Such shares include outstanding penny warrants and shares issuable to Xeriant Inc. (“Xeriant”) related to the joint venture arrangement that expired on May 31, 2023.

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

Income Taxes

The Company records a provision for income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is uncertain. The Company does not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. The Company may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. See Note 21 Income Taxes to the consolidated financial statements for further information regarding income taxes.

Foreign Currency

The functional currency for the Company’s subsidiaries is determined based on the primary economic environment in which the subsidiary operates. The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenues and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in cumulative translation adjustment included in “Accumulated other comprehensive loss” in Stockholders’ equity on the Consolidated Balance Sheets. The Company remeasures monetary assets and liabilities that are not denominated in the functional currency at exchange rates in effect at the end of each period. Gains and losses from these remeasurements are recognized in general and administrative expenses in the consolidated statements of operations. Foreign exchange gains (losses) were immaterial for the years ended December 31, 2024 and 2023, respectively.

Segments

The Company and its Chief Executive Officer (“CEO”), acting as the Chief Operating Decision Maker (“CODM”) determined its operating segments in accordance with ASC 280, “Segment Reporting” (“ASC 280”). The Company is organized and operates as two reporting segments based on similar economic characteristics, the nature of products and production processes, end-use markets, channels of distribution, and regulatory environments.

Recently Issued and Adopted Accounting Standards

In July 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-03, Presentation of Financial Statements (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718), which updates codification on how an entity would apply the scope guidance in paragraph 718-10-15-3 to determine whether profits interest and similar awards should be accounted for in accordance with Topic 718, Compensation—Stock Compensation. The effective date of this update is for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company adopted ASU 2023-03 as of January 1, 2024. The adoption of this guidance did not have a material impact on the condensed consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The new standard requires a company to disclose incremental segment information on an annual and interim basis, including significant segment expenses and measures of profit or loss that are regularly provided to the chief operating decision maker. The standard is effective for the Company beginning in fiscal year 2024 and interim periods within fiscal year 2025, with early adoption permitted. The Company adopted this ASU for the year ended December 31, 2024 on a retrospective basis. Refer to Note 15 for further information.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update requires entities to disaggregate operating expenses into specific categories, such as salaries and wages, depreciation, and amortization, to provide enhanced transparency into the nature and function of expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. ASU 2024-03 may be applied retrospectively or prospectively. The Company is currently evaluating the impact of ASU 2024-03 on its financial statement presentation and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new standard requires a company to expand its existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. The standard is effective for the Company for annual periods beginning after December 15, 2024, with early adoption permitted. The Company does not expect to early adopt the new standard. The new standard is expected to be applied prospectively, but retrospective application is permitted. The Company is currently evaluating the impact of ASU 2023-09 on its financial statements and related disclosures.

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

	For the Years Ended December 31,
	2024	2023
Recurring revenue
Software	$987	$—
Total recurring revenue	$987	$—

Non-recurring revenue
Hardware	$1,823	$—
Software	84	—
Professional services	308	—
Total non-recurring revenue	$2,215	$—

Total Revenue	$3,202	$—

	For the Years Ended December 31,
	2024	2023
Revenue recognized at a point in time
Industrial IoT (1)	$1,907	$—
Total	$1,907	$—

Revenue recognized over time
Industrial IoT (2) (3)	$1,295	$—
Total	$—	$—

Total Revenue	$3,202	$—

(1)	Hardware and Software’s performance obligation is satisfied at a point in time when they are shipped to the customer.

(2)	Professional services are also contracted on the fixed fee and time and materials basis. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date, in which revenue is recognized over time.

(3)	Software As A Service Revenue’s performance obligation is satisfied evenly over the service period using a time-based measure because the Company is providing continuous access to its service and revenue is recognized over time.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Deferred revenue

As of December 31, 2023, the Company did not have any deferred revenue. As part of the XTI Merger, the Company acquired approximately $0.8 million of deferred revenue, all of which relates to RTLS maintenance agreements.

The Company’s deferred revenue balance of approximately $0.5 million as of December 31, 2024 related to cash received in advance for product maintenance services and professional services provided by the Company’s technical staff. The fair value of the deferred revenue approximates the services to be rendered. The Company expects to satisfy its remaining performance obligations for these maintenance services and professional services, and recognize the deferred revenue and related contract costs over the next twelve months.

Note 5 - Merger Transaction

The XTI Merger was accounted for as a reverse merger in accordance with GAAP. Under this method of accounting, Legacy Inpixon was treated as the “acquired” company for financial reporting purposes. This determination is primarily based on the fact that subsequent to the XTI Merger, Legacy XTI maintains control of the Board of Directors and management of the Company, and the preexisting shareholders of Legacy XTI have majority voting rights of the Company. For accounting purposes, the acquirer is the entity that has obtained control of another entity and, thus, consummated a business combination. Accordingly, Legacy XTI’s assets and liabilities are recorded at carrying value and the assets and liabilities associated with Legacy Inpixon are recorded at estimated fair value as of the acquisition date. The excess of the purchase price over the estimated fair value of the net assets acquired, if applicable, is recognized as goodwill.

The below summarizes the total consideration transferred in the business combination (in thousands):

Fair value of common stock	$10,939
Fair value of warrants	3,250
Fair value of preferred stock	11,302
Fair value of debt assumed	114
Total consideration	$25,605

The Company determined the estimated fair value of common stock included in consideration to be calculated based on Legacy Inpixon’s common stock outstanding of 2,075,743 multiplied by the price of Legacy Inpixon’s common stock on March 12, 2024 of $5.27 (which reflects the 1 to 100 reverse stock split which became effective before the closing of the XTI Merger). The Company utilized Legacy Inpixon’s common stock price in determining fair value as it is more reliably measurable than the value of Legacy XTI’s (accounting acquirer) equity interests given it is not a publicly traded entity.

The aggregate fair value of warrants was approximately $3.3 million was included in the total equity consideration. A portion of this total represents 918,689 warrants outstanding by the Company with a fair value of $1.00 per warrant, which is the warrant’s redemption value. The warrant fair value was determined to be the redemption value as the warrants include protective covenants for the Company which prevent the holder from exercising the warrants. The remainder of this total represents 491,310 warrants with a fair value of $4.75 per warrant which was determined by using level 3 inputs and utilizing a Black-Scholes valuation. Significant inputs related to these warrants are as follows:

Fair value of common stock	$5.27
Exercise price	$5.13
Expected term	4.76 years
Volatility	146%
Risk-free interest rate	4.2%
Dividend yield	—%

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

The fair value of preferred stock of approximately $11.3 million included in the total equity consideration represents 11,302 shares of a new series of Preferred Stock that was issued and outstanding by the Company upon the consummation of the XTI Merger at a stated value and fair value of $1,000 per share.

The following table summarizes the purchase price allocations relating to the XTI Merger (in thousands):

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

For the years ended December 31, 2024 and 2023, the Company incurred merger related transaction costs of approximately $6.5 million and $1.8 million, respectively.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 6 - Proforma Financial Information

Inpixon Financial Information

The following unaudited proforma financial information presents the consolidated results of operations of the Company and Legacy Inpixon for the years ended December 31, 2024 and 2023, as if the acquisition had occurred as of the beginning of the first period presented (January 1, 2023) instead of on March 12, 2024. The proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.

The proforma financial information for the Company and Legacy Inpixon is as follows (in thousands):

	For the Years Ended December 31,
	2024	2023
Revenues	$3,709	$4,562
Net loss attributable to common stockholders	$(50,849)	$(40,335)
Net loss per basic and diluted share	$(219.29)	$(1,016.57)
Weighted average common shares outstanding:
Basic and Diluted	231,880	39,678

Note 7 - Goodwill and Intangible Assets

Goodwill

In connection with the XTI and Inpixon Merger, the excess of the purchase price over the estimated fair value of the net assets assumed of $12.4 million was recognized as goodwill.

The following table summarizes the changes in the carrying amount of Goodwill for the year ended December 31, 2024 (in thousands):

Amount
Beginning balance - January 1, 2024	$—
Goodwill recognized in connection with XTI Merger - Note 5	12,398
Foreign currency translation adjustment	(326)
Ending balance – December 31, 2024	$12,072

The Company tests goodwill for impairment at the reporting unit level annually, on October 1, or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists. In accordance with ASC 350, the Company performed a qualitative assessment as of December 31, 2024, to determine if there were any indicators of goodwill impairment that would require a quantitative analysis to be performed. Due to the qualitative analysis, the Company determined that there were triggering indicators of goodwill impairment during the three months ended December 31, 2024 in the form of a sustained decrease of the Company’s stock price and impairment recognized on long-lived assets under ASC 360.

In accordance with ASC 350, given a triggering event was identified, the Company performed a quantitative goodwill impairment analysis related to its Industrial IoT reporting unit, and based on such analysis, the Company concluded that the carrying amount of the reporting unit did not exceed its estimated fair value, indicating that the goodwill of the reporting unit was not impaired. The Company utilized an income approach to assess the fair value of the reporting unit as of December 31, 2024. The income approach considered the discounted cash flow model, considering projected future cash flows (including timing and profitability), a discount rate of 34% reflecting the risk inherent in future cash flows, perpetual growth rate of 2%, and projected future economic and market conditions.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Intangible Assets

Intangible assets at December 31, 2024 and 2023 consisted of the following (in thousands):

	December 31, 2024
	Gross Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Remaining Weighted Average Useful Life as of December 31, 2024
Patents	$468	$(184)	$—	$284	9.8
Trade Name/Trademarks	897	(142)	(451)	304	6.1
Proprietary Technology	2,860	(326)	(1,583)	951	5.6
Customer Relationships	684	(109)	(473)	102	4.2
In-Process R&D	243	—	—	243	3.0
Totals	$5,152	$(761)	$(2,507)	$1,884

Amortization expense for the year ended December 31, 2024 was approximately $0.62 million. Amortization expense for the year ended December 31, 2023 was approximately $0.03 million.

Future amortization expense on intangibles assets is anticipated to be as follows (in thousands):

For the Years Ending December 31,	Amount
2025	$361
2026	361
2027	361
2028	280
2029 and thereafter	521
Total	$1,884

In accordance with ASC 360, the Company performed a qualitative assessment as of December 31, 2024, to determine if there were any indicators of impairment that would require a quantitative analysis to be performed. Based on the qualitative analysis, the Company determined that there were triggering indicators of long-lived asset impairment during the three months ended December 31, 2024 in the form of a sustained decrease of the Company’s stock price and the Company beginning planning the process of winding down and/or selling the Nanotron business in the quarter ended December 31, 2024. The Company notes that based on a quantitative assessment, the Company recorded an impairment to its Trade Names & Trademarks, Proprietary Technology, and Customer Relationships of $451,000, $1,583,000, and $473,000, respectively, for the year ended December 31, 2024, which is included in loss from operations on the statements of operations. The Company notes that these assets were part of the Company’s Industrial IoT segment.

The Company assessed the fair value of the Customer Relationships by using an income approach in the form of a discounted cash flow model, which considered projected future cash flows (including timing and profitability), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, and projected future economic and market conditions. The Company assessed the fair value of the Trade Names & Trademarks and Proprietary Technology by using an income approach in the form of a relief from royalty model, which considered a specified royalty rate, discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, and projected future economic and market conditions.

The Company notes that for the Trade Names & Trademarks, Proprietary Technology, and Customer Relationships included in the asset groups that were assessed for fair value, the Company reassessed the useful lives of these long-lived assets. Management notes that the remaining useful lives of the Trade Names & Trademarks, Proprietary Technology, and Customer Relationships were 8 years, 5 years, and 0 years, respectively.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 8 - Other Balance Sheet Information

Prepaid expenses and other current assets

Prepaid expenses and other current assets as of December 31, 2024 and 2023 consisted of the following (in thousands):

	As of December 31,
	2024	2023
AVX deposit - related party	$464	$—
Prepaid insurance	293	13
Prepaid software	89	90
Deposits	88	22
Other	84	—
Total prepaid expenses and other current assets	$1,018	$125

Inventories

The Company did not hold any inventory as of December 31, 2023. Inventory as of December 31, 2024 consisted of the following (in thousands):

As of December 31, 2024
Raw materials	$198
Work-in-process	116
Finished goods	1,900
Inventories	$2,214

Inventories are primarily accounted for using the first-in, first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. The inventory valuation allowance, representing a write-down of inventory, was approximately $0.2 million as of December 31, 2024.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities as of December 31, 2024 and 2023 consisted of the following (in thousands):

	As of December 31,
	2024	2023
Accrued transaction bonuses – Strategic Transaction Bonus Plan	$4,266	$—
Accrued transaction bonuses – related party	400	—
Accrued bonuses and commissions	1,163	305
Accrued compensation and benefits	446	649
Accrued other	428	173
Total accrued expenses and other current liabilities	$6,703	$1,127

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 9 - Debt

The Company’s outstanding debt consisted of the following at the periods indicated (in thousands):

Short-Term Debt	Maturity	2024	2023
Promissory Note - 2023		$—	$3,071
Promissory Note - 2023 - related party		—	125
Convertible Note - 2021 - related party[1]		—	1,079
Convertible Note - 2021[1]		—	2,500
Promissory Note - May 1, 2024[2]	5/1/2025	1,442	—
Promissory Note - May 24, 2024[2]	5/24/2025	1,426	—
Unamortized Discounts		(211)	(50)
Unamortized Loan Costs		—	(35)
Total Short-Term Debt		$2,657	$6,690

Long-Term Debt
SBA Loan	6/30/2050	$65	$65
Convertible notes, at fair value[1]		—	16,804
Convertible Note - 2017[1]		—	1,987
Convertible Note - 2022[1]		—	600
Convertible Note - 2023[1]		—	300
Unamortized Discounts		—	(1,210)
Total Long-Term Debt		$65	$18,546

1	principal balance was either converted to equity immediately prior to the XTI Merger closing time or subsequently repaid

2	promissory note repaid in full on March 31, 2025

Interest expense on outstanding debt totaled approximately $0.3 million and $0.6 million for the years ended December 31, 2024 and 2023, respectively.

Promissory Note – 2023

On July 24, 2023, the Company and Legacy XTI entered into a Senior Promissory Note which had an outstanding principal balance of approximately $3.1 million as of December 31, 2023. During the period from January 1, 2024 to March 12, 2024, Legacy Inpixon provided an additional $1.0 million in funding to Legacy XTI. As a result of the XTI Merger, Legacy XTI became a wholly-owned subsidiary of the Company and the outstanding subsidiary debt balance, related parent note receivable balance and accrued interest were eliminated upon the consolidation of the Company’s December 31, 2024 balance sheet.

Promissory Note - 2023 - related party

On January 5, 2023, the Company entered into a promissory note agreement with a member of the Company’s board of directors. The note had a principal amount of approximately $0.1 million and accrued interest at a rate of 5% per annum. The note’s outstanding principal and accrued interest balances were repaid in full during the second quarter of 2024.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Convertible Note - 2021 - related party

On October 1, 2023, an existing convertible note entered into on December 31, 2021 by and between the Company and a member of the Company’s board of directors was replaced by a new convertible note with a principal balance of approximately $1.1 million and interest rate of 4%. On March 12, 2024, approximately $0.9 million of the note’s outstanding balance was converted into shares of the Company’s common stock. The Company repaid the remaining balance of the note on April 1, 2024. See Note 10 for more information.

Convertible Note - 2021

During 2021, the Company entered into convertible notes with a syndicate of investors. The notes had a combined principal amount of $2.5 million and accrued interest at a rate of 4.0% per annum. As discussed in Note 10, pursuant to the terms of voluntary note conversion letter agreements, approximately $2.5 million of the note’s outstanding principal balance and accrued interest were converted into shares of Legacy XTI common stock immediately prior to the closing of the XTI Merger, which converted into shares of the Company’s common stock at the closing of the XTI Merger on March 12, 2024. A repayment obligation remained after the XTI Merger closing with respect to approximately $0.05 million in principal, which was repaid during the second quarter of 2024, and $0.25 million in accrued interest which remained outstanding as of December 31, 2024.

Promissory Note - May 1, 2024

On May 1, 2024 (the “Closing Date”), the Company entered into a note purchase agreement (the “Purchase Agreement”) with Streeterville Capital, LLC (the “Holder”), pursuant to which the Company issued and sold to the Holder a secured promissory note (the “Note”) in an initial principal amount of approximately $1.4 million, which is payable on or before the date that is 12 months from the issuance date. The Purchase Agreement provides that, subject to the mutual consent of the Company and the Holder, the Holder would purchase an additional secured promissory note on the date that is 30 days from the Closing Date and another secured promissory note on the date that is 60 days from the Closing Date. The initial principal amount of the Note includes an original issue discount of approximately $0.3 million. In exchange for the Note, the Holder paid an aggregate purchase price to the Company of $1.0 million.

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

The Company’s obligations under the Note, the additional secured promissory note issued by the Company to the Holder on May 24, 2024 (as described below) and the other transaction documents are secured by (i) a pledge of all of the stock the Company owns in Legacy XTI and (ii) those assets owned by Legacy XTI constituting Collateral (as defined in a security agreement by and between Legacy XTI and the Holder). Additionally, Legacy XTI provided a guarantee of the Company’s obligations to the Holder under the Note, the additional secured promissory note and the other transaction documents.

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

On March 31, 2025, the Company repaid the May 1, 2024 and May 24, 2024 promissory notes in full which relieved the Company from all obligations. As a result of the repayments, Streeterville released its security interest in the stock the Company owns in Legacy XTI and the assets owned by Legacy XTI.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

SBA Loan

On June 3, 2020, Legacy XTI entered into a promissory note with the U.S. Small Business Administration (SBA). The note accrues interest at a rate of 3.75% per annum and is paid monthly. The aggregate principal amount is due on the maturity date of June 3, 2050.

Note 10 - Common Stock

Capital Raises

At-the-Market (ATM) Offering Program

The Company was able, from time to time, to sell shares of the Company’s common stock under its “at-the-market” offering program (the “ATM”) through Maxim, as the Company’s exclusive sales agent, up to a maximum offering amount of approximately $83.3 million, pursuant to that certain Equity Distribution Agreement, dated as of July 22, 2022, by and between the Company and Maxim, as amended from time to time (the “Equity Distribution Agreement”). The term of the Equity Distribution Agreement expired on December 31, 2024. Maxim was entitled to compensation at a fixed commission rate of 3.0% of the gross sales price per share sold excluding Maxim’s costs and out-of-pocket expenses incurred in connection with its services, including the fees and out-of-pocket expenses of its legal counsel.

During the year ended December 31, 2024, the Company sold 998,447 shares of common stock under the Equity Distribution Agreement at per share prices between approximately $10.02 and $337.36, resulting in net proceeds to the Company of approximately $22.2 million.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note Conversion

Immediately prior to the effective time of the XTI Merger on March 12, 2024, certain convertible notes (collectively classified as “convertible notes, at fair value”) with an aggregate principal and interest balance of $16.8 million were converted into Legacy XTI shares, which converted into an aggregate of 3,005 shares of the Company’s common stock at the effective time of the XTI Merger. Immediately prior to the conversion, the convertible notes, at fair value were marked to market resulting in a gain of $12.9 million, which is included in change in fair value of convertible notes payable in the other income and expense section of the consolidated statements of operations. As a result of the conversions, the notes were satisfied in full and therefore relieved the Company of all obligations.

Note Inducements

To induce certain note holders to convert their outstanding note balances into shares of Legacy XTI common stock ahead of the XTI Merger, Legacy XTI entered into voluntary note conversion letter agreements in February 2024 as detailed in the below table. Per the letter agreements, some or all of the outstanding principal and accrued interest under the notes was converted at a reduced conversion price into shares of Legacy XTI common stock immediately prior to the XTI Merger closing time, which converted into shares of the Company’s common stock upon the closing of the XTI Merger. In connection with some of the voluntary note conversions, the Company assumed a repayment obligation with respect to any outstanding balance under the notes that was not converted into Legacy XTI shares. The Company accounted for these conversions as an inducement and recognized a loss of approximately $6.7 million related to the fair value of the additional shares issued compared to the original terms of the convertible note, which is included in inducement loss on debt conversions in the other income and expense section of the condensed consolidated statements of operations. The following table details the notes converted into shares of Legacy XTI common stock (in thousands, except share amounts and conversion price).

Letter Agreement	Aggregate Principal and Interest Outstanding Immediately Prior to XTI Merger	Aggregate Principal and Interest Converted to Common Shares	Reduced Conversion Price	Post - Exchange Ratio / Post 1-for-250 Split Common Shares	Outstanding Payment Obligation Immediately After XTI Merger	Net Inducement Charge
Convertible Note 2021	$2,777	$2,504	742.22	3,376	$273	$3,266
Convertible Note 2017	$2,148	$2,148	742.22	2,896	$—	$2,795
Convertible Note 2022	$682	$600	742.22	808	$82	$464
Convertible Note 2023	$333	$300	742.22	404	$33	$207
Totals	$5,940	$5,552		7,484	$388	$6,732

Note Inducement: Convertible Note 2021 - Related Party

To induce David Brody, a board member and founder of Legacy XTI, to convert his outstanding note balances into shares of Legacy XTI common stock, Legacy XTI entered into a voluntary note conversion letter agreement with the note holder in February 2024. Per the letter agreement, $0.9 million of the outstanding note balance was converted at a reduced conversion price of $865.45 into shares of Legacy XTI common stock immediately prior to the XTI Merger closing time equal to 1,062 shares of the Company’s common stock, and the Company assumed the obligation to pay the note holder $0.2 million of the note balance that was not converted into Legacy XTI shares. This repayment obligation was subsequently paid in full on April 1, 2024. The Company accounted for this conversion as an inducement and recognized an inducement charge of $1.0 million related to the fair value of the additional shares issued compared to the original terms of the convertible note. As this note holder is a related party of the Company, the Company accounted for the conversion as a capital transaction and therefore recorded the inducement charge within additional paid-in capital.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Stock Issuances at or Immediately Prior to XTI Merger Closing

At the closing of the XTI Merger, 8,303 shares of the Company’s common stock were issued to Legacy Inpixon’s preexisting shareholders as consideration for the transaction.

Shares of Legacy XTI common stock were issued to Xeriant immediately prior to the XTI Merger closing time, equal to 1,194 post merger shares of Company common stock. This share issuance to Xeriant fully settled the obligation relating to a joint venture arrangement by and between Legacy XTI and Xeriant which terminated by its terms on May 31, 2023. The obligation to issue shares to Xeriant was classified in equity as of December 31, 2023, as the share consideration became fixed once the joint venture terminated.

Stock Issuances to Nadir Ali

On June 13, 2024, July 5, 2024, November 19, 2024 and December 2, 2024, the Company entered into a Restricted Stock Award Agreement with Nadir Ali (the “June 2024 RSA Agreement,” the “July 2024 RSA Agreement”, the “November 2024 RSA Agreement” and the “December 2024 RSA Agreement,” respectively), a consultant to the Company and the Company’s former Chief Executive Officer and a former director of the Company. Pursuant to each agreement, the Company issued Mr. Ali fully vested shares of common stock under the 2018 Plan, which shares were registered pursuant to a registration statement on Form S-8.

Pursuant to the June 2024 RSA Agreement, the Company issued 10,722 shares to Mr. Ali valued at approximately $1.2 million in partial satisfaction of the $1,500,000 Equity Payment owed to Mr. Ali on June 12, 2024 under the Ali Consulting Agreement (refer to Note 18).

Pursuant to the July 2024 RSA Agreement, the Company issued 11,100 shares to Mr. Ali valued at approximately $1.1 million. Approximately $0.3 million of the shares were issued to Mr. Ali in satisfaction of the remaining amount of the $1,500,000 Equity Payment owed to Mr. Ali on June 12, 2024 under the Ali Consulting Agreement. Approximately $0.8 million of the shares were issued to Mr. Ali in partial satisfaction of amounts owed to Mr. Ali under the Strategic Transaction Bonus Plan.

Pursuant to the November 2024 RSA Agreement, the Company issued an aggregate of 86,511 shares to Mr. Ali valued at approximately $1.1 million. Approximately $0.9 million of the shares were issued to Mr. Ali in partial satisfaction of five monthly payments of $375,000 each from July 12, 2024 to November 12, 2024 (in the aggregate amount of $1,875,000) owed to Mr. Ali under the Ali Consulting Agreement. Approximately $0.2 million of the shares were issued to Mr. Ali in partial satisfaction of amounts owed to Mr. Ali under the Strategic Transaction Bonus Plan.

Pursuant to the December 2024 RSA Agreement, the Company issued an aggregate of 85,383 shares to Mr. Ali valued at approximately $1.0 million. The full $1.0 million value of the shares was issued to Mr. Ali in partial satisfaction of amounts owed to Mr. Ali under the Ali Consulting Agreement.

Other Stock Issuances

On June 6, 2024, the Company entered into a consulting agreement with a third party consultant, which has a term until December 10, 2024, pursuant to which the Company made a cash deposit of $0.1 million and issued 1,238 shares of restricted common stock valued at approximately $0.3 million to the consultant as a prepayment for marketing and distribution services agreed to be rendered to the Company over the six-month contract period.

On June 7, 2024, the Company entered into a consulting agreement with a separate third-party consultant, which has a term of six months, pursuant to which the Company issued 480 shares of restricted common stock valued at approximately $0.1 million to the consultant as a prepayment for business development consulting services agreed to be rendered to the Company over the six-month contract period.

During the year ended December 31, 2023, Legacy XTI issued and sold 64 shares of common stock to a non-executive officer and his family member valued at approximately $0.2 million.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

Exchange Agreement

On March 12, 2024, Inpixon and Streeterville Capital, LLC (the “Note Holder” or “Streeterville”), the holder of an outstanding promissory note issued on December 30, 2022 (as amended, the “December 2022 Note”), entered into an Exchange Agreement, pursuant to which the Note Holder exchanged the remaining balance of principal and accrued interest under the December 2022 Note in the aggregate amount of approximately $9.8 million for 9,802 shares of Series 9 Preferred Stock (the “Preferred Stock”), based on an exchange price of $1,000 per share of Series 9 Preferred Stock. The Company analyzed the exchange of the principal and interest as an extinguishment and compared the net carrying value of the debt being extinguished to the reacquisition price (shares of preferred stock being issued). The Company notes that the net carrying value of the debt was the fair value of the preferred stock (reacquisition price). As such, no gain or loss was recognized upon debt extinguishment. Following such exchange and the extinguishment of the December 2022 Note, the December 2022 Note is deemed paid in full, automatically canceled, and will not be reissued.

Securities Purchase Agreement

On March 12, 2024, Legacy Inpixon entered into a securities purchase agreement (the “Securities Purchase Agreement”) with 3AM Investments, LLC (“3AM”), an entity controlled by Legacy Inpixon’s former director and former Chief Executive Officer, Nadir Ali (such entity, the “Purchaser”). Pursuant to the Securities Purchase Agreement, the Purchaser purchased 1,500 shares of Series 9 Preferred Stock for a total purchase price of approximately $1.5 million, based on a purchase price of $1,000 per share of Series 9 Preferred Stock. The Company agreed that the Purchaser will be deemed a “Required Holder” as defined in the Certificate of Designation as long as the Purchaser holds any shares of Series 9 Preferred Stock.

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

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

Series 9 Preferred Stock Exchanges

From April through December 31, 2024, the Company entered into exchange agreements with the holder of shares of the Company’s Series 9 Preferred Stock pursuant to which the Company and the holder agreed to exchange 9,790 shares of Series 9 Preferred Stock with an aggregate stated value of $10,279,500 (the “Preferred Shares”) for 441,391 shares of common stock (the “Preferred Exchange Shares”) at an effective price per share ranging from $10.00 to $740.00.

The Company issued the Preferred Exchange Shares to the holder, at which time the Preferred Shares were cancelled. The Preferred Exchange Shares were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act, on the basis that (a) the Preferred Exchange Shares were issued in exchange for other outstanding securities of the Company, (b) there was no additional consideration delivered by the holder in connection with the exchange and (c) there were no commissions or other remuneration paid by the Company in connection with the exchange. The Company notes that the redemption of the Preferred Shares to Common Stock was accounted for as an extinguishment. During the year ended December 31, 2024, the Company recognized a deemed dividend of $489,506. The deemed dividends represented the excess fair value of the common shares issued over the carrying amount of the Preferred Shares and were accounted for as a reduction to additional paid-in capital.

Accrued Return Conversion to Series 9 Preferred Stock

During the year ended December 31, 2024, Streeterville and 3AM converted the 10% rate of return that had accrued through December 2024 into 457.00 and 118.82 shares of Series 9 Preferred Stock, respectively.

Series 9 Preferred Stock Redemptions

On November 17, 2024, the Company entered into a Consent, Waiver and Release Agreement (the “Consent Agreement”) with 3AM and Streeterville, each as a Required Holder, pursuant to which the Series 9 Holders authorized the Company to raise up to an additional $5,000,000 under the ATM (the “ATM Increase”) in consideration for the Company’s agreement to pay 20% of the proceeds it receives from sales under the ATM in connection with the ATM Increase (the “Redemption Proceeds”) to the Series 9 Holders to redeem a portion of their Series 9 Preferred Stock, to be distributed as follows: (i) 75% of the Redemption Proceeds to Streeterville (15% of all proceeds received from sales under the ATM), and (ii) 25% of the Redemption Proceeds to 3AM (5% of all proceeds received from sales under the ATM). Distribution payments will be made by wire transfer of immediately available funds weekly and will be used to partially redeem the Series 9 Preferred Stock.

Pursuant to the Consent Agreement, the Company delivered an aggregate of $492,331 to Streeterville and $302,116 to 3AM, which amounts represent the Redemption Proceeds payable to Streeterville and 3AM, respectively, in connection with amounts raised from sales under the ATM during the period from November 7, 2024 through December 31, 2024. Such payments were made for 469.00 shares of the Company’s Series 9 Preferred Stock held by Streeterville and 287.70 shares of the Company’s Series 9 Preferred Stock held by 3AM. The Company entered into acknowledgment agreements with each of Streeterville and 3AM to record such payments.

As of December 31, 2024, Streeterville and 3AM held zero and 1331.12 shares of Series 9 Preferred Stock, respectively. Pursuant to a Settlement Agreement dated March 27, 2025, the Company redeemed the remaining Series 9 Preferred Stock held by 3AM as further disclosed in Note 23.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 12 - Stock Award Plans and Stock-Based Compensation

The Company has three Employee Stock Incentive plans. The Company assumed Legacy XTI’s 2017 Employee and Consultant Stock Ownership Plan (the “2017 Plan”) in connection with the XTI Merger. Legacy Inpixon had put in place a 2011 Employee Stock Incentive Plan (the “2011 Plan”) and a 2018 Employee Stock Incentive Plan (the “2018 Plan” and together with the 2011 Plan, the “Legacy Inpixon Option Plans”). The Company determined that activity within the 2011 Plan is not material.

2017 Plan

During 2017, Legacy XTI adopted the 2017 Plan, which was amended in 2021 to increase the maximum shares eligible to be granted under the 2017 Plan. The Company may issue awards in the form of restricted stock units and stock options to employees, directors, and consultants. Under the 2017 Plan, stock options are generally granted with an exercise price equal to the estimated fair value of the Company’s common stock, as determined by the Company’s Board of Directors on the date of grant. Options generally have contractual terms of ten years. Incentive stock options (ISO) may only be granted to employees, whereas all other stock awards may be granted to employees, directors, consultants and other key stakeholders. As of December 31, 2024, there are no shares available for future grants under the 2017 Plan.

2018 Plan

In February 2018, Legacy Inpixon adopted the 2018 Plan which is utilized for employees, corporate officers, directors, consultants and other key persons employed. The 2018 Plan provides for the granting of incentive stock options, NQSOs, stock grants and other stock-based awards, including Restricted Stock and Restricted Stock Units (as defined in the 2018 Plan). As of December 31, 2024, there are no unvested Restricted Stock or Restricted Stock Units outstanding under the 2018 Plan.

Incentive stock options granted under the Legacy Inpixon Option Plans are granted at exercise prices at a minimum of 100% of the estimated fair market value of the underlying common stock at date of grant. For any individual possessing more than 10% of the total outstanding common stock of the Company, the exercise price per share for incentive stock options is a minimum 110% of the estimated fair value of the underlying common stock on the grant date. Options granted under these Legacy Inpixon Option Plans vest over periods ranging from immediately to four years and are exercisable over period sup to ten years from the grant date.

The aggregate number of shares that may be awarded under the 2018 Plan as of December 31, 2024 was 280,593. As of December 31, 2024, 38,359 shares of common stock were available for future grant under the 2018 Plan.

See below for a summary of the stock options granted under the 2011, 2017, and 2018 plans:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
	Number of	Exercise	Remaining	Value
	Shares	Price	Life (Years)	(in millions)
Outstanding at January 1, 2023	3,615	$4,425.28	7.7	$—
Granted	1,089	$4,677.36
Exercised	-	$—
Expired	-	$—
Forfeitures	(58)	$4,901.42
Outstanding at December 31, 2023	4,646	$4,481.30	6.7	$—
Legacy Inpixon stock options from merger	5	$16,917.50
Granted	55,434	$117.50
Exercised	(371)	$0.25
Expired	(3)	$700.00
Forfeitures	(8,526)	$484.00
Outstanding at December 31, 2024	51,185	$455.00	9.3	$—
Exercisable at December 31, 2024	3,803	$3,330.00	7.7	$—

Forfeitures during the year ended December 31, 2024 were primarily due to the departures of Legacy XTI’s former Chief Executive Officer and the Company’s former Chief Legal Officer. The weighted average grant-date fair value of options granted during the years ended December 31, 2024 and 2023 was approximately $0.2 million and $0.6 million, respectively.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

The Board approved awards of options to certain Company executives under the 2018 Plan. Each option has an exercise price of $118.25 per share. The options will vest 1/3rd annually over three years starting from the vesting commencement date. The options expire ten years from the grant date. Options were granted as follows:

Grantee	Grant Date	Vesting Start Date	Options Granted
Chief Executive Officer of XTI Aerospace, Inc.	6/12/2024	6/12/2024	11,250
Chief Financial Officer of XTI Aerospace, Inc.	6/12/2024	6/12/2024	6,563
Chief Executive Officer of the XTI Aerospace, Inc. Real-Time Location System Division	6/12/2024	6/12/2024	3,900
Chief Strategy Officer of XTI Aerospace, Inc.	9/19/2024	8/1/2024	4,688
Chief Legal Officer of XTI Aerospace, Inc.	10/28/2024	10/28/2024	4,688
Total Granted			31,089

The following assumptions were used in estimating the fair values of options awarded during the year ended December 31, 2024:

For the Year Ended December 31, 2024
Fair value of common stock	$10.75 - $118.25
Exercise price	$10.75 - $118.25
Expected term	6 years
Volatility	95.06% -103.3%
Risk-free interest rate	3.51% - 4.43%
Dividend yield	—%

During the year ended December 31, 2023, Legacy XTI granted 1,089 stock options to members of its management team, which vest based on the achievement of certain performance-based conditions as outlined in the option award agreements. The exercise price of the stock options granted to the management team was $4,677.36.

The following assumptions were used in estimating the fair values of options awarded during the year ended December 31, 2023:

For the Year Ended December 31, 2023
Fair value of common stock	$4,677.36
Exercise price	$4,677.36
Expected term	5 years
Volatility	74.10%
Risk-free interest rate	3.54%
Dividend yield	—%

Stock Option Exercises

To induce option holders to exercise stock options ahead of the XTI Merger so to assist the Company in qualifying for a listing on the Nasdaq Capital Market, Legacy XTI entered into exercise letter agreements with several option holders in February 2024 at reduced exercise prices from the original option agreements. The net impact of these option inducements to the condensed consolidated statement of operations was not material. In total, 1,038,871 stock options granted under the 2017 Plan were net exercised into pre-exchange common shares of Legacy XTI immediately prior to the XTI Merger closing time, which resulted in the issuance of 371 post-merger exchange and post 1-for-250 reverse split common shares.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Stock-based Compensation Expense

The Company incurred the following stock-based compensation charges for the periods indicated below (in thousands):

	Year Ended December 31,
	2024	2023
Employee and consultant stock options[1]	$(1,798)	$1,645
Professional fees[1]	270	—
Vesting of previously unvested warrants[2]	496	—
Merger-related professional fees[2]	5,153	—
Total	$4,121	$1,645

1	amount included in general and administrative expenses on the consolidated statements of operations

2	amount included in merger-related transaction costs on the consolidated statements of operations

As of December 31, 2024, the total unrecognized compensation expense related to unvested awards was approximately $5.8 million, which the Company expects to recognize over an estimated weighted average period of 1.78 years.

Stock-based Compensation Related to Professional Fees

On July 31, 2024, the Company entered into an advisory agreement with a third-party advisor, pursuant to which the Company issued 4,000 shares valued at approximately $0.3 million of restricted common stock to the advisor in consideration for financial advisory and business development services agreed to be rendered to the Company pursuant to the agreement.

Stock-based Compensation Related to the XTI Merger

Shares of Legacy XTI common stock were issued to Scott Pomeroy, Chief Executive Officer of the Company and former CFO and board member of Legacy XTI, as transaction compensation immediately prior to the XTI Merger closing time equal to 1,429 post merger shares of Company common stock. As a result of this share issuance transaction, the Company recorded $1.9 million of stock-based compensation expense included in the consolidated statement of operations during the year ended December 31, 2024.

Shares of Legacy XTI common stock were issued to Maxim as transaction compensation immediately prior to the XTI Merger closing time equal to 1,542 post merger shares of Company common stock. As a result of this share issuance transaction, the Company recorded approximately $2.0 million of stock-based compensation expense included in the consolidated statement of operations during the year ended December 31, 2024.

Shares of Legacy XTI common stock were issued to Chardan Capital Markets LLC as transaction compensation immediately prior to the XTI Merger closing time equal to 757 post merger shares of Company common stock. As a result of this share issuance transaction, the Company recorded $1.0 million of stock-based compensation expense included in the consolidated statement of operations during the year ended December 31, 2024.

Shares of Legacy XTI common stock were issued to a non-executive officer as transaction compensation immediately prior to the XTI Merger closing time equal to 186 post merger shares of Company common stock. As a result of this share issuance transaction, the Company recorded approximately $0.2 million of stock-based compensation expense included in the consolidated statement of operations during the year ended December 31, 2024.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 13 - Warrants

The following table summarizes the activity of warrants outstanding:

		Weighted	Aggregate
	Number	Average	Intrinsic
	of	Exercise	Value
	Warrants	Price	(in thousands)
Outstanding at January 1, 2023	2,903	$672.20	$—
Granted	415	$4,229.23	$—
Exercised	—	$—	$—
Cancelled	(224)	$4,201.22	$—
Expired	(6)	$4,201.22	$—
Exchanged	—	$—	$—
Outstanding at December 31, 2023	3,088	$896.26	$—

Legacy Inpixon warrants from merger	5,794	$6,106.12	$—
Granted	671	$3,501.02	$—
Exercised	(1,640)	$1.74	$—
Cancelled	—	$—	$—
Expired	(374)	$28.01	$—
Exchanged	(6,411)	$417.06	$—
Outstanding at December 31, 2024	1,128	$20,343.35	$—

Exercisable at December 31, 2023	1,574	$1,702.71	$—

Exercisable at December 31, 2024	372	$63,685.00	$—

Warrant Exercises

On March 11, 2024, Legacy XTI entered into an amendment (the “Warrant Amendment”) with Mesa Airlines (“Mesa”). The Warrant Amendment modifies the vesting criteria with respect to the shares of common stock underlying the warrant issued by the Company to Mesa pursuant to the conditional aircraft purchase contract described below. As amended by the Warrant Amendment, (i) one-third or 757 warrant shares vested upon the execution and delivery of the conditional aircraft purchase contract, dated February 2, 2022, by and between the Company and Mesa, relating to the purchase of 100 TriFan 600 airplane, (ii) one-sixth or 378 of the warrant shares vested on March 12, 2024 in which the Company recorded $0.5 million of stock-based compensation expense for the year ended December 31, 2024, (iii) one-sixth or 378 unvested warrant shares lapsed on March 12, 2024, and (iv) one-third or 757 warrant shares will vest upon the acceptance of delivery and final purchase of the first TriFan 600 airplane by Mesa pursuant to the Aircraft Purchase Agreement. On March 12, 2024 and per a warrant exercise letter agreement, all vested warrants shares were net exercised into shares of Legacy XTI common stock immediately prior to the XTI Merger closing time, which resulted in the issuance of 1,135 shares of the Company’s common stock.

To induce warrant holders to exercise warrant shares, Legacy XTI entered into exercise letter agreements with several warrant holders in February 2024 at reduced exercise prices from the original warrant agreements. The net impact of these warrant inducements to the condensed consolidated statement of operations was not material. In total, 423 warrant shares (adjusted for the merger exchange) were net exercised into shares of Legacy XTI common stock immediately prior to the XTI Merger closing time, which resulted in the issuance of 423 shares of the Company’s common stock.

During the second quarter of 2024, an additional 82 warrant shares originally issued by Legacy XTI were exercised into 82 shares of the Company’s common stock at an exercise price of $30.00.

Warrant Exchanges

On April 30, 2024 and May 1, 2024, the Company entered into warrant exchange agreements with the holders of certain of our then outstanding warrants (the “Existing Warrants”) initially issued on May 17, 2023. Pursuant to the terms of the agreements, on May 2, 2024, the Company issued to the warrant holders, who held an aggregate of 3,675 warrant shares, a ratio of 0.70 shares of common stock for each Existing Warrant, for an aggregate of 2,573 shares of common stock valued at approximately $1.6 million, in exchange for the Existing Warrants. As the Existing Warrants were liability classified, the exchange resulted in the liability being (i) remeasured at the warrant redemption value of approximately $1.6 million resulting in a fair value loss of approximately $0.7 million, which is reported in other income (expense) within the consolidated statements of operations for the year ended December 31, 2024, and (ii) reclassified to stockholders’ equity (deficit) within the consolidated balance sheet as of December 31, 2024. Following the consummation of the warrant exchange, the Existing Warrants were cancelled and no further shares are issuable pursuant to the Existing Warrants agreement.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

On May 30, 2024, the Company entered into a warrant exchange agreement with the holder of certain warrants of the Company (the “Assumed Warrants”) to purchase shares of common stock, which Assumed Warrants were originally issued by Legacy XTI and assumed by the Company in connection with the XTI Merger. Pursuant to the terms of the agreement, the Company issued to the warrant holder an aggregate of 462 shares of common stock valued at approximately $0.1 million in exchange for 771 Assumed Warrants, which included 671 warrants shares granted during the year ended December 31, 2024 as result of price protection clauses per the Assumed Warrant agreements relating to subsequent equity sales by the Company. As the Assumed Warrants were liability classified, the exchange resulted in the liability being (i) remeasured at the warrant redemption value of approximately $0.1 million resulting in an immaterial loss, and (ii) reclassified to stockholders’ equity (deficit) within the consolidated balance sheet as of December 31, 2024. Following the consummation of the warrant exchange, the Assumed Warrants were cancelled and no further shares are issuable pursuant to the Assumed Warrants agreement.

On June 12, 2024 and June 13, 2024, the Company entered into warrant exchange agreements with the holders (the “Warrant Holders”) of 1,965 existing warrants of the Company (the “Existing Warrants”) initially issued on December 19, 2023, which were exercisable for an aggregate of 1,965 shares of our common stock. Pursuant to the terms of the agreements, on June 13, 2024, the Company issued to the Warrant Holders 1.50 shares of Common Stock for each Existing Warrant, for an aggregate of 2,935 shares of common stock, in exchange for the Existing Warrants. Following the consummation of the Warrant Exchange, the Existing Warrants were cancelled and no further shares are issuable pursuant to the Existing Warrants agreements. The incremental increase in fair value of the Existing Warrants of approximately $0.3 million as a result of the exchange was recorded as a return of capital, which reduces the additional paid-in capital on the consolidated balance sheets as of December 31, 2024, and is shown as a reconciling item on the consolidated statements of operations from Net Loss to Net Loss Attributable to Common Stockholders.

2023 Warrant Activity

On May 9, 2023 and in conjunction with the Convertible Note - 2017 (Note 9), Legacy XTI cancelled 224 warrants previously issued to the noteholder with an exercise price of $4,201.22 and issued 343 new warrants with an exercise price of $4,201.22. The warrants are exercisable upon the date of grant through the contractual term of 5 years. Using the Black-Scholes model, Legacy XTI determined the grant-date fair value of the warrants was approximately $1.1 million, which was recorded as a debt discount and additional paid-in-capital on the consolidated balance sheet as of December 31, 2023.

Note 14 - Reverse Stock Splits

The Company effected a reverse stock split of its outstanding common stock at a ratio of 1-for-250 effective as of January 10, 2025. The reverse stock split did not alter the par value of the Company’s common stock or modify any voting rights or other terms of the common stock. The reverse stock split was primarily intended to bring the Company in compliance with the minimum bid price requirements for maintaining its listing on the Nasdaq Capital Market. The Company has reflected the reverse stock split on a retroactive basis herein, unless otherwise indicated.

In addition, the Company effected a reverse stock split of its outstanding common stock at a ratio of 1-for-100, effective as of March 12, 2024, for the purpose of complying with Nasdaq Listing Rule 5550(a)(2) and satisfying the bid price requirements applicable for initial listing applications in connection with the closing of the XTI Merger. The Company has reflected the reverse stock split on a retroactive basis herein, unless otherwise indicated.

Note 15 - Segments

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

The commercial aviation segment is currently in the pre-revenue development stage and its primary activity is the development of the TriFan 600 airplane. The Industrial IoT segment generates revenue primarily from the sale of real-time location system solutions for the industrial sector and its customers are primarily located in Germany and the U.S. As it relates to the Industrial IoT segment, the results disclosed in the table below only reflect activity following the XTI Merger closing through the December 31, 2024 reporting date.

Information on each of our reportable segments and reconciliation to consolidated loss from operations is presented in the table below. We have assigned certain previously reported expenses to each segment to conform to the way we internally manage and monitor our business. Unallocated operating expenses include costs that are not specific to a particular segment but are general to the group; included expenses incurred for administrative and accounting staff, general liability and other insurance, accrued consulting fees and transaction bonuses relating to former Legacy Inpixon executives, professional fees and other similar corporate expenses.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

The following tables reflect the results of operations from our business segments for the periods indicated below (in thousands):

	December 31, 2024
	Industrial	Commercial	Unallocated
	IoT	Aviation	Costs	Total
Revenue	$3,202	$—	$—	$3,202
Cost of revenues	1,314	—	—	1,314
Gross Profit	1,888	—	—	1,888
Operating expenses
Research and development	2,026	1,970	—	3,996
Sales and marketing	1,714	324	1,193	3,231
General and administrative	2,362	(741)	20,401	22,022
Impairment of intangible assets	2,507	—	—	2,507
Other expenses(1)	426	6,525	161	7,112
Total operating expenses	9,035	8,078	21,755	38,868
Loss from operations	$(7,147)	$(8,078)	$(21,755)	$(36,980)

(1)	Other expenses include merger-related transaction costs and amortization of intangibles.

	December 31, 2023
	Industrial	Commercial	Unallocated
	IoT	Aviation	Costs	Total
Revenue	$—	$—	$—	$—
Gross Profit	—	—	—	—
Operating expenses
Research and development	—	1,381	—	1,381
Sales and marketing	—	721	—	721
General and administrative	—	3,615	—	3,615
Other expenses(1)	—	1,872	—	1,872
Total operating expenses	—	7,589	—	7,589
Loss from operations	$—	$(7,589)	$—	$(7,589)

(1)	Other expenses include merger-related transaction costs and amortization of intangibles.

The reporting package provided to the Company’s CODM does not include the measure of assets by segment as that information isn’t reviewed by the CODM when assessing segment performance or allocating resources.

Note 16 - Fair Value Measurements and Fair Value of Financial Instruments

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

The changes in fair value of the warrant liability, convertible notes, and warrant asset are presented within ‘Change in fair value of warrant liability’, ‘Change in fair value of convertible notes’, and ‘Other expense’, respectively, in the condensed consolidated statements of operations.

The fair value of the Level 3 warrant liability was determined using a pricing model with certain significant unobservable market data inputs.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Investment in Equity Securities

On October 23, 2023, a Business Combination Agreement (the “Damon Business Combination Agreement”) was entered into by and among XTI, Grafiti Holding Inc., 1444842 B.C. LTD (“Amalco Sub”), and Damon Motors Inc. (“Damon”), pursuant to which Damon combined and merged with Amalco Sub, a British Columbia corporation and a wholly-owned subsidiary of Grafiti Holding, Inc., with Damon continuing as the surviving entity and a wholly-owned subsidiary of Grafiti Holding, Inc. (the “Grafiti Holding Transaction”). The Damon Business Combination closed in November 2024.

On October 26, 2023, Legacy Inpixon purchased a convertible note through a private placement in aggregate principal amount of $3.0 million for a purchase price of $3.0 million paid in cash from Damon. Interest on the convertible note accrues at 12% per annum. The note was subsequently amended in November 2024. As amended, the note was set to mature on November 30, 2024. The convertible note is subject to certain conversion features which include qualified financing, and/or qualified transaction, as defined in the securities purchase agreement. The note was required to convert upon Damon Motors Inc.’s completion of the public company event. The convertible note receivable is not traded in active markets and its fair value was determined using a present value technique. The convertible note receivable is accounted for as an available-for-sale debt security based on “Level 3” inputs, which consist of unobservable inputs and reflect management’s estimates of assumptions that market participants would use in pricing the asset, with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income (loss).

On November 18, 2024, Damon completed the Grafiti Holding Transaction which converted the Company’s note receivable into 402,338 shares of Damon’s common stock. The carrying value of the note receivable at conversion was approximately $3.7 million. The fair value of the shares received was approximately $1.0 million at the time of conversion and the shares received are accounted for as a marketable equity security and measured at fair value. This equity investment is included in Other assets on the consolidated balance sheets. As a result of the automatic conversion, the Company recognized a loss of approximately $2.6 million in the consolidated statements of operations, which includes the $59,000 unrealized gain in other comprehensive income reclassified to earnings.

Damon common stock is traded in active markets, as the security is trading under “DMN” on the Nasdaq Exchange.  The Damon common stock is accounted for as marketable equity securities based on “Level 1” inputs, which consist of quoted prices in active markets, with unrealized holding gains and losses included in earnings.  The fair value was determined by the closing trading price of the security as of December 31, 2024.  The Company recognized an unrealized loss on Damon common stock of approximately $0.6 million which is included in the consolidated statements of operations for the year ended December 31, 2024.

The Company’s assets and liabilities measured at fair value consisted of the following at the periods indicated:

	Fair Value at December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Equity investment – Damon Motors, Inc.	342	342	—	—
Total assets	$342	$342	$—	$—

	Fair Value at December 31, 2023
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant Liability	$497	$—	$—	$497
Convertible notes, at fair value	16,804	—	—	16,804
Loan conversion derivatives	333	—	—	333
Total liabilities	$17,634	$—	$—	$17,634

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

The table below provides a summary of changes in the estimated fair value of the Company’s Level 3 assets and liabilities:

	Notes	Warrant	Convertible notes,	Loan conversion
	Receivable	Liability	at fair value	derivatives
Balance at January 1, 2024	$—	$497	$16,804	$333
Acquired	3,264	920	—	—
Change in fair value	—	281	(12,882)	—
Exchanged / Conversion to Equity	(968)	(1,698)	(3,922)	(333)
Loss from note conversion to equity investment	(2,630)	—	—	—
Accrued interest	221	—	—	—
Debt discount recognition	113	—	—	—
Balance at December 31, 2024	$—	$—	$—	$—

Note 17- Foreign Operations

Prior to the XTI Merger, the Company’s operations were located primarily in the United States. After the XTI Merger, the Company’s operations are located primarily in the United States, Germany, and the United Kingdom. Revenues by geographic area are attributed by country of domicile of our subsidiaries. The financial data by geographic area are as follows (in thousands):

	United		United
	States	Germany	Kingdom	Eliminations	Total
For the Year Ended December 31, 2024:
Revenues by geographic area	$1,066	$2,553	$—	$(417)	$3,202
Operating income (loss) by geographic area	$(32,249)	$(4,731)	$—	$—	$(36,980)
Net income (loss) by geographic area	$(30,892)	$(4,711)	$—	$—	$(35,603)
For the Year Ended December 31, 2023:
Revenues by geographic area	$—	$—	$—	$—	$—
Operating income (loss) by geographic area	$(7,589)	$—	$—	$—	$(7,589)
Net income (loss) by geographic area	$(25,066)	$—	$—	$—	$(25,066)
As of December 31, 2024:
Identifiable assets by geographic area	$44,198	$19,763	$11	$(39,681)	$24,291
Long lived assets by geographic area	$1,053	$1,377	$—	$—	$2,430
Goodwill by geographic area	$3,142	$8,930	$—	$—	$12,072
As of December 31, 2023:
Identifiable assets by geographic area	$509	$—	$—	$—	$509
Long lived assets by geographic area	$278	$—	$—	$—	$278
Goodwill by geographic area	$—	$—	$—	$—	$—

Note 18 - Related Party Transactions

Refer to Note 9 for disclosures on related party debt transactions.

Consulting Agreement with David Brody

David Brody, board member and founder of Legacy XTI, provided legal and strategic consulting services to Legacy XTI under a consulting agreement. During the years ended December 31, 2024 and 2023, Legacy XTI paid Mr. Brody consulting compensation of $20,000 and $60,000, respectively. Pursuant to an amendment to the consulting agreement, an outstanding payable amount of $320,000 was waived by Mr. Brody, and the consulting agreement terminated in connection with the closing of the XTI Merger.

Consulting Agreement with Scott Pomeroy

Scott Pomeroy and Legacy XTI entered into a consulting agreement dated July 1, 2022, as amended effective January 1, 2023, that provided for his engagement as Legacy XTI’s Chief Financial Officer. The agreement provided that Mr. Pomeroy receive a monthly compensation of $17,500. During the years ended December 31, 2024 and 2023, the Company paid Mr. Pomeroy consulting compensation of $92,750 and $152,250, respectively. Pursuant to the consulting agreement and in connection with the closing of the XTI Merger in March 2024, Mr. Pomeroy (i) received 4,000,000 shares (pre-merger, pre-reverse stock splits) of Legacy XTI common stock valued at $1.9 million as transaction-related compensation and (ii) was entitled to receive a transaction cash bonus of $400,000. The transaction cash bonus obligation remained outstanding as of December 31, 2024 and is included in accrued expenses and other current liabilities on the accompanying consolidated balance sheets. This cash bonus obligation was subsequently paid in full during January 2025. Effective upon closing time of the XTI Merger, Mr. Pomeroy was appointed as XTI Aerospace’s Chief Executive Officer.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Transactions with AVX Aircraft Company

On March 25, 2024, the Company entered into a letter agreement, as amended on June 17, 2024, with AVX Aircraft Company (“AVX”) whereas AVX is to provide consulting and advisory services relating to the development and design of the TriFan 600 airplane. The Company’s Chairman and CEO, Scott Pomeroy, and board member, David Brody, also sit on the Board of AVX. Additionally, as of the date of this report, David Brody owns approximately 26% of the issued and outstanding shares of AVX. During the year ended December 31, 2024, the Company paid AVX $0.9 million in consulting fees, which included advance deposits for future services. As of December 31, 2024, the deposit balance for future services was approximately $0.5 million, and is included in prepaid expenses and other current assets on the accompanying consolidated balance sheets.

Agreements with Nadir Ali

On March 12, 2024, the Company entered into a consulting agreement with Mr. Nadir Ali (the “Ali Consulting Agreement”), the Company’s former Chief Executive Officer. Mr. Ali, through a company of which he is a controlling member, held shares of the Company’s Series 9 Preferred Stock as disclosed in Note 11. Pursuant to the Ali Consulting Agreement, following the closing of the XTI Merger, Mr. Ali will provide consulting services to the Company for 15 months (“Ali Consulting Period”) or until earlier termination in accordance with its terms. During the Ali Consulting Period, the Company will pay him a monthly fee of $20,000.

In addition, the Company shall pay Mr. Ali (a) the amount of $1.5 million due three months following the Closing, and (b) the aggregate amount of $4.5 million, payable in 12 equal monthly installments, starting four months after the closing date of the XTI Merger (the payments described in (a) and (b), each an “Equity Payment”). Each Equity Payment may be made, in Company’s discretion, in (i) cash, (ii) fully vested shares of common stock under the Company’s equity incentive plan, or a combination of cash and registered shares. As of the date of this report, the Company repaid the initial $1.5 million owed to Mr. Ali under the Ali Consulting Agreement. During the year ended December 31, 2024, the Company recognized compensation expense of $3.6 million, which is included in general and administrative expenses on the consolidated statements of operations, relating to the Ali Consulting Agreement. As of December 31, 2024, the Company owed Mr. Ali accrued consulting fees of approximately $0.2 million, which is included in accounts payable on the accompanying consolidated balance sheets.

On March 27, 2025, the Company entered into a settlement agreement with 3AM Investments LLC (an entity controlled by Nadir Ali (“Ali”)) (“3AM”), Grafiti Group LLC (“Grafiti Group”) and Ali (the “Settlement Agreement”). As a result of the Settlement Agreement, the Company has an outstanding advisory fee obligation to Ali of $1.5 million (the “Deferred Amount”) as of the date of this report, which is due in $500,000 installments on June 30, 2025, September 30, 2025, and December 31, 2025. Upon payment of the Deferred Amount in accordance with the terms of the Settlement Agreement, the Ali Advisory Fees shall be deemed to be satisfied in full and no further amounts shall be payable by the Company to Ali or his affiliated parties pursuant to the Ali Consulting Agreement dated March 12, 2024. Refer to Note 23 for further disclosure of the Settlement Agreement.

On July 24, 2023, the compensation committee of the Board (the “Compensation Committee”) adopted a Strategic Transaction Bonus Plan, which was amended on March 11, 2024, and was intended to provide incentives to certain employees, including Mr. Ali, and other service providers to remain with the Company through the consummation of a qualifying transaction. As of December 31, 2024, the Company had a transaction bonus obligation of approximately $2.1 million payable to Mr. Ali, which is included in accrued expenses and other current liabilities on the accompanying consolidated balance sheets. On March 31, 2025, the Company repaid the remaining transaction bonus obligation to Mr. Ali pursuant to the Settlement Agreement.

Grafiti Group Divestiture

On February 21, 2024, Inpixon completed the disposition of the remaining portion of the Shoom, SAVES, and GYG business lines and assets (“Grafiti Group Divestiture”) in accordance with the terms and conditions of an Equity Purchase Agreement, dated February 16, 2024, by and among Inpixon (“Seller”), Grafiti LLC, and Grafiti Group LLC (an entity controlled by Nadir Ali, the Company’s former CEO) (“Buyer”) (the “Equity Purchase Agreement”). Pursuant to the terms of the Equity Purchase Agreement, Buyer acquired from 100% of the equity interest in Grafiti LLC, including the assets and liabilities primarily relating to Inpixon’s Saves, Shoom and Game Your Game business, including 100% of the equity interests of Inpixon India, Grafiti GmbH (previously Inpixon GmbH) and Game Your Game, Inc. from the Company for a minimum purchase price of $1.0 million paid in two annual cash installments of $0.5 million due within 60 days after December 31, 2024 and 2025 (the “Grafiti Purchase Amount”). The purchase price and annual cash installment payments will be (i) decreased for the amount of transaction expenses assumed; and (ii) increased or decreased by the amount working capital of Grafiti LLC on the closing balance sheet is greater or less than $1.0 million. The Company notes that $0.5 million of the receivable is included in current assets as other receivables in the Company’s consolidated balance sheet as of December 31, 2024, and the remaining $0.5 million of the receivable is included in long term assets as other assets in the Company’s consolidated balance sheet as of December 31, 2024.

Pursuant to the Settlement Agreement, the Company agreed that, effective as of the Effective Date of the Settlement Agreement, the Grafiti Purchase Amount (i.e., the aggregate amount of $1.0 million) required to be delivered by Grafiti Group pursuant to the Equity Purchase Agreement shall be deemed to be satisfied in full and no further amounts shall be payable to the Company by Grafiti Group or any of its affiliated parties pursuant to the Equity Purchase Agreement. Refer to Note 23 for further disclosure of the Settlement Agreement.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 19 - Commitments and Contingencies

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

On December 6, 2023, Xeriant filed a complaint against Legacy XTI, along with two unnamed companies and five unnamed persons, in the United States District Court for the Southern District of New York (the “Xeriant Matter”). On January 31, 2024, Xeriant filed an amended complaint, which added the Company as a defendant to the Xeriant Matter. On February 29, 2024, Xeriant filed a second amended complaint. The Xeriant Matter alleges that Legacy XTI has prevented Xeriant from obtaining compensation owed under various agreements entered into between Xeriant and Legacy XTI, including but not limited to a joint venture agreement, a cross-patent license agreement, an operating agreement, and a letter dated May 17, 2022 (the “May 17 letter”). In particular, Xeriant contends that Legacy XTI gained substantial advantages from the intellectual property, expertise, and capital deployed by Xeriant in the design and development of Legacy XTI’s TriFan 600 airplane yet has excluded Xeriant from the transaction involving the TriFan 600 technology in its merger with Legacy Inpixon, which has resulted in a breach of the May 17 letter. Xeriant seeks damages in excess of $500 million, injunctive relief enjoining us from engaging in any further misconduct, the imposition of a royalty obligation, and such other relief as deemed appropriate by the court.

On March 13, 2024, Legacy XTI moved for partial dismissal of the second amended complaint. On January 14, 2025, the Court denied Legacy XTI’s motion to dismiss the complaint. On January 28, 2025, Legacy XTI filed an answer to the second amended complaint. On January 28, 2025, Legacy XTI filed an amended answer and counterclaims against Xeriant. The counterclaims assert that Xeriant (1) breached the joint venture agreement by failing to pay $4,600,000 to fund development of the TriFan 600 technology, and (2) breached its fiduciary duty to XTI by engaging in bad faith, coercion, and self-dealing, including by appropriating material information for its own use and concealing from Legacy XTI the identity of a potential strategic partner. On March 18, 2025, Xeriant moved for dismissal of Legacy XTI’s counterclaims. The case is in its early stages of discovery. Legacy XTI denies the allegations of wrongdoing contained in the second amended complaint and is vigorously defending against the lawsuit.

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

On or about August 1, 2024, Chardan Capital Markets LLC (“Chardan”) commenced an arbitration (the “Arbitration”) before FINRA against the Company and its subsidiary, XTI Aircraft Company (“Aircraft”). Aircraft and Chardan are parties to an engagement letter agreement (the “Agreement”). In the Arbitration, Chardan alleges that the Company is bound by the Agreement even though it did not sign the Agreement, which the Company denies. Chardan further alleges that Aircraft and the Company breached the Agreement by not making separate payments to Chardan of $200,000, $94,511, $484,044 and $174,000. Chardan also seeks to recover unspecified amounts relating to an alleged right of first refusal to perform banking services that the Company supposedly did not honor, including with respect to an At-The-Market securities offering that was underwritten by Maxim. The Company and Aircraft deny that Chardan performed its duties under the Agreement and otherwise that Chardan is owed any sums under the Agreement. The Company filed a petition in the U.S. District Court for the Southern District of New York seeking to stay the Arbitration to the extent that it has been asserted against the Company. On or about January 21, 2025, the Court entered a final judgement that: (a) enjoins Chardan from prosecuting the arbitration against the Company and (b) declares that the Company has no contractual or other duty to arbitrate with Chardan. The Aircraft subsidiary remains as a party to the arbitration and intends to defend against the arbitration vigorously. As of December 31, 2024, the Company has accrued $200,000 relating to the Agreement, which is included in accounts payable on the consolidated balance sheets.

Financial Advisory Fees

Pursuant to the terms of an amended advisory fees agreement between the Company and Maxim, the Company is obligated to pay Maxim $0.2 million which becomes payable upon the closing of one or more debt or equity financings for which Maxim serves as placement agent or underwriter and in which the Company raises minimum aggregate gross proceeds of $10 million. In connection with a capital raise in January 2025, the Company repaid in full its obligation to Maxim (see Note 23).

Agreements with Nadir Ali

As previously disclosed under Note 18, the Company has an outstanding advisory fee obligation to Nadir Ali of $1.5 million, which is payable in $500,000 installments on June 30, 2025, September 30, 2025, and December 31, 2025.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Strategic Transaction Bonus Plan and Consulting Arrangement with Prior Legacy Inpixon CFO

On July 24, 2023, the compensation committee of the Board (the “Compensation Committee”) adopted a Strategic Transaction Bonus Plan, which was amended on March 11, 2024, and was intended to provide incentives to certain employees and other service providers to remain with the Company through the consummation of a qualifying transaction. During the second quarter of 2024, the Company accrued 100% or $6.3 million of the transaction bonuses, which is included in general and administrative within the accompanying condensed consolidated statements of operations, as the bonuses became payable upon the earlier of the closing of financing or June 30, 2024. As of December 31, 2024, the Company had an outstanding accrued transaction bonus obligation of $4.3 million, which is included in accrued expenses and other current liabilities on the accompanying consolidated balance sheets.

On March 12, 2024, the Company entered into a Consulting Agreement with Ms. Wendy Loundermon (the “Loundermon Consulting Agreement”), the Company’s former Chief Financial Officer. Pursuant to the Loundermon Consulting Agreement, following the Closing, Ms. Loundermon will provide consulting services to the Company for one year or until earlier termination in accordance with its terms (the “Loundermon Consulting Period”). As compensation for Ms. Loundermon’s consulting services, the Company will pay her (i) $83,333 per month for the first six months of the Loundermon Consulting Period for services she performs on an as-needed basis during the Loundermon Consulting Period regarding the transition of the management of the Company’s financial reporting function to ensure continuity of business operations, and (ii) $300 per hour for services performed on an as needed basis regarding the preparation and filing of Company’s public company financial reporting and compliance matters including accounting, payroll, audit and tax compliance functions. During the year ended December 31, 2024, the Company recognized compensation expense of $0.5 million, which is included in general and administrative expenses on the consolidated statements of operations, relating to Ms. Loundermon’s consulting arrangement. As of December 31, 2024, the Company owed Ms. Loundermon accrued consulting fees of $0.5 million, which is included in accounts payable within the accompanying consolidated balance sheets.

Pursuant to the Settlement Agreement, on March 31, 2025, the Company repaid the remaining obligation under the Strategic Transaction Bonus Plan of approximately $0.8 million and the remaining consulting compensation obligation of approximately $0.3 million owed to Ms. Loundermon. Refer to Note 23 for further disclosure of the Settlement Agreement.

Note 20 - Net Loss Per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted loss per share attributable to common stockholders (in thousands, except share and per share data):

	For the Years Ended December 31,
	2024	2023
Net Loss	$(35,603)	$(25,066)
Less: Preferred stock return and dividend	(606)	—
Less: Deemed dividend	(772)	—
Net Loss Attributable to Common Stockholders, basic and diluted	$(36,981)	$(25,066)
Net Loss Per Share - Basic and Diluted	$(162.78)	$(1,576.48)
Weighted Average Shares Outstanding, Basic and Diluted	227,193	15,900

The basic earnings per share calculation for years ended December 31, 2024 and 2023 included 2,435 and 2,435 of penny warrants shares, respectively, since the exercise price was $0.01 per share. Additionally, the basic earnings per share calculation for the years ended December 31, 2024 and 2023 included 1,194 shares of common stock that were issuable to Xeriant Inc. (“Xeriant”) related to the joint venture arrangement that expired by its term on May 31, 2023. The shares were issued to Xeriant for no additional consideration immediately prior to the XTI Merger.

The following potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	For the Years Ended December 31,
	2024	2023
Options	30,509	4,647
Warrants	1,438	655
Convertible preferred stock	2	—
Convertible notes	997	2,720
Total	32,946	8,022

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 21 – Income Taxes

The domestic and foreign components of loss from continuing operations before income taxes for the years ended December 31, 2024 and 2023 are as follows (in thousands):

	For the Years Ended December 31,
	2024	2023
Domestic	$(30,876)	$(25,066)
Foreign	(4,711)	—
Net Loss, before tax	$(35,587)	$(25,066)

The income tax provision (benefit) for the years ended December 31, 2024 and 2023 consists of the following (in thousands):

	For the Years Ended December 31,
	2024	2023
Foreign
Current	$—	$—
Deferred	(1,088)	—
U.S. federal
Current	—	—
Deferred	(4,023)	(1,647)
State and local
Current	16	—
Deferred	(1,061)	(345)
	(6,156)	(1,992)
Change in valuation allowance	6,172	1,992
Income Tax Provision (Benefit)	$16	$—

The reconciliation between the U.S. statutory federal income tax rate and the Company’s effective rate for the years ended December 31, 2024 and 2023 is as follows:

	For the Years Ended December 31,
	2024	2023
U.S. federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	2.2%	4.4%
162(m) compensation limit	(7.1)%	(0.2)%
Transaction costs	(2.1)%	—%
Convertible notes / warrant inducement expense	(3.8)%	(6.7)%
Convertible notes – fair value adjustment	7.3%	(9.7)%
Foreign income tax rate difference	0.8%	—%
Other permanent items	(1.8)%	(1.0)%
Provision to return adjustment	0.1%	—%
Rate change	0.1%	—%
Other	(0.1)%	(0.8)%
Change in valuation allowance	(16.6)%	(7.0)%
Effective Rate	(0.0)%	0.0%

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

As of December 31, 2024 and 2023, the Company’s deferred tax assets and liabilities consisted of the effects of temporary differences attributable to the following (in thousands):

	As of December 31,
	2024	2023
Deferred Tax Asset
Loss carryovers	$59,366	$3,867
Stock based compensation	4,103	2,443
Research credits	—	—
Accrued expenses	791	1,348
Reserves	—	—
Intangibles	181	—
Fixed assets	—	—
Unrealized gain	144	—
Section 174 capital research	3,955	866
Other	702

Total Deferred Tax Asset	69,242	8,524
Less: valuation allowance	(69,017)	(8,524)
Deferred Tax Asset, Net of Valuation Allowance	$225	$—

	As of December 31,
	2024	2023
Deferred Tax Liabilities
Intangible assets	$—	$—
Fixed assets	(7)	—
Other	(218)	—
Capitalized research	—	—
Total deferred tax liabilities	(225)	—
Net Deferred Tax Asset (Liability)	$—	$—

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

At December 31, 2024, the Company did not have any undistributed earnings of its foreign subsidiaries. As a result, no additional income or withholding taxes have been provided for. The Company does not anticipate any impacts of the global intangible low taxed income (“GILTI”) and base erosion anti-abuse tax (“BEAT) and as such, the Company has not recorded any impact associated with either GILTI or BEAT.

In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOL carryover is subject to an annual limitation in the event of a change of control, as defined by the regulations. The Company performed an analysis to determine the annual limitation as a result of the changes in ownership that occurred during 2023 and 2024. Ownership changes occurred during the 2023 and 2024 periods and are limited in their use. The NOL available to offset future taxable income is approximately $96.9 million, subject to Section 382 limitations. The NOL generated in 2017 of $5.3 million, will expire in December 31, 2037 if not utilized. The remaining NOLs generated after 2017 have an indefinite life and do not expire.

As of December 31, 2024, Nanotron GmbH, which was acquired through the merger, had approximately $45.7 million, respectively, of German NOL carryovers available to offset future taxable income. Although these NOLs do not expire, minimum taxation restrictions apply such that only a percentage of taxable income may be offset by NOL carryovers. All of these NOLs are available to the Company as a part of the continuing activity.

As of December 31, 2024 Intranav GmbH, which was acquired through the merger, had approximately $11.3 million of German NOL carryovers available to offset future taxable income. Although these NOLs do not expire, minimum taxation restrictions apply such that only a percentage of taxable income may be offset by NOL carryovers. All of these NOLs are available to the Company as a part of the continuing activity.

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

ASC 740, “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets with respect to XTI Aerospace, Inc, Nanotron, Intranav GmbH, Inpixon Holding (UK) Limited and has, therefore, established a full valuation allowance as of December 31, 2024. As of December 31, 2024 and 2023, the change in valuation allowance was an increase of the valuation allowance of $3.9 million, excluding the recording of Inpixon for the merger.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to file income tax returns in the United States (federal), Germany, United Kingdom, and in various state jurisdictions in the United States. These filings include discontinued activity periods. Based on the Company’s evaluation, it has been concluded that there are no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements in years ended December 31, 2024 and December 31, 2023.

The Company’s policy for recording interest and penalties associated with unrecognized tax benefits is to record such interest and penalties as interest expense and as a component of income tax expense. There were no amounts accrued for interest or penalties for the years ended December 31, 2024 and 2023. Management does not expect any material changes in its unrecognized tax benefits in the next year.

The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities. The Company is subject to examination by U.S. tax authorities beginning with the year ended December 31, 2021.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 22 – Leases

The Company has operating leases for administrative offices in the United States (Colorado) and Germany.

As part of the XTI Merger, the Company acquired right-of-use assets and lease liabilities related to an operating lease for an office space (the IntraNav office) located in Frankfurt, Germany. The original term of the lease expired on January 6, 2025, at which time the lease converted to month-to-month at a rate of $10,298 (€9,890) per month. The lease will continue indefinitely until either party provides 180-day written notice of termination.

As part of the XTI Merger, the Company acquired right-of-use assets and lease liabilities related to an operating lease for an office space (the Inpixon GmbH office) located in Berlin, Germany. The lease expired on March 31, 2025 and had a lease rate of $7,810 (€7,500) per month up to the expiration date. Subsequent to the March 31, 2025 expiration, the Inpixon GmbH office personnel moved to a new location in Berlin. The lease rate at the new location is $3,897 (€3,742) per month. The new lease expires on March 31, 2026.

On January 1, 2024, the Company entered into a lease agreement for its new corporate office location in Englewood, Colorado. This lease expires on January 31, 2028 and the current lease rate is $10,630 per month as of the date of this filing.

The Company has no other operating or financing leases with terms greater than 12 months.

Right-of-use assets are summarized below (in thousands):

	As of December 31, 2024	As of December 31, 2023
Englewood, CO Office	$394	$—
Berlin, Germany Office	91	—
Frankfurt, Germany Office	87	—
Less accumulated amortization	(232)	—
Right-of-use asset, net	$340	$—

Lease expense for operating leases recorded in the balance sheet is included in operating costs and expenses and is based on the future minimum lease payments recognized on a straight-line basis over the term of the lease plus any variable lease costs. Operating lease expenses, inclusive of short-term and variable lease expenses, recognized in our consolidated statements of operations for the years ended December 31, 2024 and 2023 was $0.4 million and $0.0 million, respectively.

During the years ended December 31, 2024 and 2023, the Company recorded $0.3 million and $0.0 million, respectively, as rent expense to the right-of-use assets.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

During the years ended December 31, 2024 and 2023, the Company recorded short-term lease expenses of $0.04 million and $0.00 million, respectively. During the years ended December 31, 2024 and 2023, the Company recorded variable lease expenses of $0.02 million and $0.00 million, respectively.

Lease liability is summarized below (in thousands):

	As of December 31, 2024	As of December 31, 2023
Total lease liability	$350	$—
Less: short term portion	(119)	—
Long term portion	$231	$—

Maturity analysis under the lease agreement is as follows (in thousands):

Year ending December 31, 2025	$145
Year ending December 31, 2026	118
Year ending December 31, 2027	124
Year ending December 31, 2028	10
Total	$397
Less: Present value discount	(47)
Lease liability	$350

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the date of adoption of Topic 842. As of December 31, 2024, the weighted average remaining lease term is 2.8 years and the weighted average discount rate used to determine the operating lease liabilities was 8.6%.

Note 23 - Subsequent Events

January 2025 Registered Direct Offering

On January 7, 2025, we entered into a placement agency agreement with ThinkEquity LLC (“ThinkEquity”), as placement agent, pursuant to which we agreed to issue and sell directly to various investors, in a best efforts public offering (the “January Offering”), an aggregate of 1,454,546 shares of common stock at an offering price of $13.75 per share. The January Offering closed on January 10, 2025, following the effectiveness of the 1-for-250 reverse stock split of our outstanding common stock on the same date, which was a condition to the closing of the January Offering. We received net proceeds of approximately $18.3 million from the January Offering. As part of its compensation for acting as placement agent for the January Offering, we issued ThinkEquity and its designees Placement Agent Warrants to purchase 72,727 shares of common stock, which were immediately exercisable upon issuance, have an exercise price of $17.1875 per share and expire on the five-year anniversary of the commencement of sales of the securities issued in the January Offering.

In connection with the January Offering, on January 9, 2025, we obtained an amended and restated limited waiver (the “Maxim Waiver”) from Maxim Group LLC (“Maxim”) of their right of first refusal granted to them by us (the “Maxim ROFR”) pursuant to the terms of that certain advisory engagement agreement, between us and Maxim, dated May 16, 2023, as amended. Pursuant to the Maxim Waiver, Maxim agreed, on a one-time basis, not to exercise the Maxim ROFR in connection with the January Offering and was paid a $525,000 cash fee upon the closing of such offering.

Compliance with Nasdaq Continued Listing Requirements

February 11, 2025, the Company received a letter from Nasdaq confirming that the Company has regained compliance with the minimum bid price requirement set forth under Nasdaq Listing Rule 5550(a)(2), and accordingly, the Nasdaq Hearings Panel has determined to continue the listing of the Company’s common stock on The Nasdaq Stock Market.

ATM Sales

Subsequent to December 31, 2024 and through the date of this report, the Company issued an aggregate 169,299 shares of common stock in connection with the ATM Offering at per share prices between approximately $4.10 and $10.38, resulting in aggregate net proceeds to the Company of approximately $1.7 million.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Share Repurchase Program

On March 18, 2025, the Company issued a press release announcing that the Company’s board of directors authorized a share repurchase program to acquire up to $5 million of the Company’s common stock. The Company may purchase common stock by way of open market transactions, through privately negotiated transactions, or by other means including through the use of trading plans intended to qualify under Rule 10b-18 under the Exchange Act, in accordance with applicable securities laws and other restrictions. The timing, total value of stock repurchases, and aggregate number of shares repurchased will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The share repurchase program has an initial term of 12 months, which may be extended to 18 months. The share repurchase program may be suspended or discontinued at any time and does not obligate the Company to acquire any amount of common stock.

Streeterville Debt Exchanges and Repayment

Subsequent to December 31, 2024, the Company issued an aggregate of 240,229 shares of common stock (the “Exchange Shares”) to Streeterville Capital, LLC (the “Note Holder”), the holder of that certain outstanding secured promissory note of the Company issued on May 1, 2024 (the “Original Note”), at a price between $2.48 and $4.21 per share, in each case equal to the Minimum Price as defined in Nasdaq Listing Rule 5635(d) in accordance with the terms and conditions of the Exchange Agreements, pursuant to which the Company and the Note Holder agreed to (i) partition new secured promissory notes in the form of the Original Note in the aggregate original principal amount of $750,000 and then cause the outstanding balance of the Original Note to be reduced by an aggregate of $750,000; and (ii) exchange the partitioned notes for the delivery of the Exchange Shares.

On March 31, 2025 and using the net proceeds from the March 2025 Offering (see “March 2025 Underwritten Offering” below in this note), the Company repaid the remaining obligation of approximately $2.7 million (which included principal, accrued interest and monitoring fees, and a 15% prepayment penalty) in respect of the two secured promissory notes issued by the Company to Streeterville Capital, LLC on May 1, 2024 and May 24, 2024.

Settlement Agreement

On March 27, 2025 (the “Effective Date”), XTI Aerospace, Inc. (the “Company”) entered into a settlement agreement with 3AM Investments LLC (an entity controlled by Nadir Ali (“Ali”), the Company’s former Chief Executive Officer and a former director of the Company) (“3AM”), Grafiti Group LLC (“Grafiti Group”) and Ali (the “Settlement Agreement”). The terms of the Settlement Agreement include:

Preferred Stock Redemption. The Company and 3AM entered into that certain securities purchase agreement dated as of March 12, 2024 (the “Series 9 Purchase Agreement”), pursuant to which 3AM acquired 1,500 shares of the Company’s Series 9 Preferred Stock, of which 1,164.12 shares of Series 9 Preferred Stock were issued and outstanding as of March 27, 2025 (the “Outstanding Preferred Stock”). Pursuant to the Settlement Agreement, on the Effective Date, the Company delivered the aggregate amount of $1,251,651.26 (the “Series 9 Redemption Amount”) by wire transfer of immediately available funds to an account designated in writing by Ali, for the redemption of the Outstanding Preferred Stock. Following Ali’s receipt of the Series 9 Redemption Amount, Ali no longer held any shares of Series 9 Preferred Stock. As of the date of this report, there are no shares of Series 9 Preferred Stock issued and outstanding.

Termination of Ali Consulting Agreement. The Settlement Agreement provides that effective as of the Effective Date, that certain Consulting Agreement, dated March 12, 2024 by and between the Company and Ali (the “Ali Consulting Agreement”) is terminated, and in lieu of the $2,775,000 (the “Ali Advisory Fees”) that would be owed to Ali pursuant to the terms of the Ali Consulting Agreement as a result of the termination of such Ali Consulting Agreement prior to the 15 month anniversary of the effective date thereof, the Company agreed (i) that the aggregate amount of $1,000,000 (the “Grafiti Purchase Amount”) required to be delivered by Grafiti Group pursuant to that certain Equity Purchase Agreement, dated February 16, 2024, by and among the Company, Grafiti LLC, and Grafiti Group, as amended (the “Equity Purchase Agreement”), shall be deemed to be satisfied in full and no further amounts shall be payable to the Company by Grafiti Group or any of its affiliated parties pursuant to the Equity Purchase Agreement; (ii) to deliver a cash amount of $60,000 (the “Outstanding Amount”) to Ali by wire transfer of immediately available funds; and (iii) to deliver $1,500,000 (the “Deferred Amount”) by wire transfer of immediately available funds in three equal installments of $500,000 (“Installment Amounts”) each on June 30, 2025, September 30, 2025 and December 30, 2025 (the “Deferred Amount Installment Dates”). Any Installment Amount that is not paid by the applicable due dates will be subject to interest at a rate of 18% per annum. Upon payment of the Outstanding Amount and the Deferred Amount in accordance with the terms of the Settlement Agreement, the Ali Advisory Fees shall be deemed to be satisfied in full and no further amounts shall be payable by the Company to Ali or his affiliated parties pursuant to the Ali Consulting Agreement. On March 31, 2025, the Company paid the Outstanding Amount in full. As of the date of this report, the Deferred Amount remains outstanding.

Former Management Payments. Pursuant to the Settlement Agreement, the Company agreed to pay the Former Management Payments (as defined below) on the earlier of (a) the closing date of the Company’s next financing transaction and (b) 30 days following the Effective Date of the Settlement Agreement, subject to certain penalties for late payment. The “Former Management Payments” comprise (i) an aggregate amount of $803,260.65 (the “Bonus Plan Payment”) that, as of the Effective Date, remains payable to the recipients of bonuses payable pursuant to that certain Strategic Transaction Bonus Plan, adopted on July 24, 2023 and as amended (the “Bonus Plan”) together with (ii) an aggregate amount of $303,372.87 (the “Loundermon Advisory Fee”) that, as of the Effective Date, is payable to Wendy Loundermon, the Company’s former Chief Financial Officer and a former director of the Company (“Loundermon”), pursuant to that certain Consulting Agreement, dated March 12, 2024, by and between the Company and Loundermon (the “Loundermon Consulting Agreement”).

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

On March 31, 2025, the Company paid all amounts due under the Former Management Payments in full.

Ali Release. As of the Effective Date, Ali, on behalf of himself and his former and current affiliated entities, including 3AM, Grafiti LLC and Grafiti Group (collectively, the “Ali Parties”) agreed to release the Company and each of its former and current subsidiaries, divisions, affiliates, predecessors, successors, assigns, and its and their respective employees, officers, directors, shareholders, members, partners, trustees, joint venturers, attorneys, agents, and representatives (collectively, the “XTI Parties”), from and with respect to any and all claims, demands, causes of action, damages, obligations, liabilities, costs, and expenses of any kind or nature whatsoever (collectively, “Ali Claims”), arising out of any obligations of the Company with respect to the Ali Consulting Agreement, the Series 9 Purchase Agreement and the portion of the Bonus Plan relating to Ali, whether known or unknown, foreseen or unforeseen, that the Ali Parties, or any of them, ever had, now have, or may have against the XTI Parties, or any of them, from the beginning of time through and including the Completion Date (as defined below). As used in the Settlement Agreement, the term “Completion Date” means the date on which the Company has delivered (i) the Series 9 Redemption Amount to Ali by wire transfer of immediately available funds; (ii) the Deferred Amount to Ali by wire transfer of immediately available funds; (iii) the Outstanding Amount to Ali by wire transfer of immediately available funds; (iv) the Former Management Payments to Loundermon and the recipients of the Bonus Plan Payments by wire transfer of immediately available funds.

XTI Release. As of the Effective Date, the XTI Parties agreed to release the Ali Parties from and with respect to any and all claims, demands, causes of action, damages, obligations, liabilities, costs, and expenses of any kind or nature whatsoever (collectively, “XTI Claims”), arising out of any obligations of the Ali Parties with respect to any obligation of the Ali Parties in connection with the payment of the purchase price as set forth in the Equity Purchase Agreement, the Ali Consulting Agreement, the Series 9 Purchase Agreement and the portion of the Bonus Plan relating to Ali, whether known or unknown, foreseen or unforeseen, that the XTI Parties, or any of them, ever had, now have, or may have against the Ali Parties, or any of them, from the beginning of time through and including the Completion Date.

Entire Agreement. The Settlement Agreement provides that it supersedes any prior consents or agreements regarding the allocation of financing proceeds for the payment of any obligations of the Company described in the Settlement Agreement.

March 2025 Underwritten Offering

On March 28, 2025, we entered into an underwriting agreement with ThinkEquity, as the representative of the underwriters named therein, relating to a firm commitment underwritten public offering (the “March Offering”) of 765,200 shares of common stock, pre-funded warrants (the “Pre-funded Warrants”) to purchase up to 2,176,000 shares of common stock, and common warrants (the “Common Warrants”) to purchase up to 2,941,200 shares of common stock. The combined public offering price for each share of common stock, together with one Common Warrant, was $1.36. The combined public offering price for each Pre-funded Warrant, together with one Common Warrant, was $1.359. Each share of common stock, or a Pre-funded Warrant in lieu thereof, was sold together with one Common Warrant. We received net proceeds of approximately $3.3 million from the March Offering after deducting the underwriting discounts and commissions and other expenses payable by us.

The Pre-funded Warrants were immediately exercisable upon issuance, have an exercise price of $0.001 per share and may be exercised at any time until all of the Pre-funded Warrants are exercised in full. The Common Warrants were immediately exercisable upon issuance, have an exercise price of $1.36 per share, and expire on the fifth anniversary of the date of issuance. As a result of our failure to timely file a Current Report on Form 8-K, upon the filing of this Annual Report on Form 10-K, we became ineligible to file new short form registration statements on Form S-3 or to use the Current Shelf Registration Statement. Therefore, we agreed to file a subsequent registration statement covering the issuance of the shares issuable upon exercise of the Pre-funded Warrants and the Common Warrants within the timeframes set forth in such warrants. As of April 11, 2025, 1,126,000 Pre-funded Warrants remained outstanding and unexercised.

As part of its compensation for serving as representative in connection with the March Offering, we issued ThinkEquity and its designees Representative Warrants to purchase up to 147,060 shares of common stock. The Representative Warrants were immediately exercisable upon issuance, have an exercise price of $1.70 per share and expire on the five-year anniversary of the commencement of sales of the securities issued in the March Offering.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of December 31, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable assurance that the objectives of the internal control system are met. We have performed an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control-Integrated Framework. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our internal control over financial reporting was effective as of December 31, 2024.

The Remediation of Material Weakness

Management, with the input, oversight and support of our audit committee, has completed the following steps, which management believes assisted us in remediating the material weakness in our internal control over financial reporting relating to Legacy XTI, a private company prior to the XTI Merger, not being previously subject to Section 404 of the Sarbanes-Oxley Act as initially disclosed and further described in our quarterly report on Form 10-Q for the period ended March 31, 2024 filed with the SEC on May 20, 2024.

In 2024, we completed the Legacy XTI subsidiary’s integration into the Company’s established COSO internal control framework and based on the results of our evaluation and testing procedures, we determined Legacy XTI’s internal controls to be effective. As a result, we have concluded that the material weakness related to Legacy XTI has been remediated as of December 31, 2024.

Changes in Internal Control over Financial Reporting

Other than as described above under “- The Remediation of Material Weakness,” there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of the last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

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

Name	Age	Position
Scott Pomeroy	63	Chief Executive Officer, Chairman and Director
Brooke Turk	59	Chief Financial Officer
Tobin Arthur	56	Chief Strategy Officer
Soumya Das	52	Chief Executive Officer, Real Time Location System Division, and Director
David Brody	76	Director and Secretary
Tensie Axton	57	Director
Kareem Irfan	64	Director

Scott Pomeroy, Chairman and Chief Executive Officer. Mr. Pomeroy was appointed as our Chief Executive Officer and as Chairman of the Board in March 2024, at the effective time of the XTI Merger. He previously served as Legacy XTI’s Chief Financial Officer under a consulting arrangement from July 2022 until the XTI Merger and as a director of Legacy XTI from February 2023 until the XTI Merger. Mr. Pomeroy previously served as the CFO of Dex Media, overseeing equity and debt capital raises of more than $10 billion, and was CEO and founder of Local Insight Media. He also co-founded Gen3 Financial Services, a boutique merchant bank providing capital raising and business advisory services to clients in a variety of industries including aerospace. He led capital raising efforts for a $50 million fund in 2021-22. Mr. Pomeroy has served on several boards of directors, including the board of directors of AVX Aircraft Company since 2009. Mr. Pomeroy began his career at KPMG Peat Marwick. He has a BBA in Accounting from the University of New Mexico and is a Certified Public Accountant.

We believe that Mr. Pomeroy’s over 35 years’ experience in launching new businesses, raising capital, and serving as founder and CEO, President, and Chief Financial Officer of several companies qualifies him to serve on our Board.

Brooke Turk, Chief Financial Officer. Ms. Turk was appointed as our Chief Financial Officer in March 2024, at the effective time of the XTI Merger. She previously served as a consultant for Legacy XTI from August 2023 until the XTI Merger. Ms. Turk has provided CFO services to multiple companies as a member of Springboard Ventures since August 2011. During her time with Springboard Ventures, Ms. Turk has acted as the chief financial officer of several businesses, including MADSKY from March 2017 to October 2018, The Champion Group from March 2020 to April 2024, Catalyst Solutions from February 2022 to May 2023 and CB Scientific Inc. from November 2021 to September 2024. Over her 30 plus year career, Ms. Turk has played a key role in multiple corporate transactions, including mergers, acquisitions and divestitures; restructures and reorganizations; debt and equity capital raises, a Chapter 11 bankruptcy and an IPO. Ms. Turk began her career at Arthur Andersen. She received a Master of Science in Business Administration from Colorado State University and a Bachelor of Arts in Organizational Communication from Western Colorado University and is a Certified Public Accountant.

Tobin Arthur, Chief Strategy Officer. Mr. Arthur has served as our Chief Strategy Officer since September 2024. Mr. Arthur brings over 30 years of experience in helping companies develop and implement corporate strategies focused on innovation. Mr. Arthur began his career at Starbucks Corporation when it was a newly public company where he held various leadership roles in both the operations and technology groups. He then transitioned to building, investing in and advising startups on their business strategies, including their capital development and executive recruitment. From 2011 to 2013, Mr. Arthur served as President of CureUs, a medical publishing platform. In 2013, he founded AngelMD, an online healthcare innovation community that connects clinicians, startups, and investors; since 2013 he has also served as AngelMD’s Executive Chairman. In 2017, he co-founded Catalyst Fund LP, a medtech-focused venture capital fund. In 2018, Mr. Arthur launched the Innovation4Alpha podcast which has evolved into an advisory firm focused on helping companies with strategy, storytelling and capital formation. Mr. Arthur holds a B.A. in English from the University of Southern California.

Soumya Das, Chief Executive Officer of Real Time Location System Division and Director. Mr. Das was appointed as the Chief Executive Officer of our Real Time Location System Division and a member of our Board in March 2024, at the effective time of the XTI Merger. Mr. Das also currently serves as the Managing Director of our wholly owned subsidiary Inpixon GmbH and its wholly owned subsidiary IntraNav GmbH. He previously served as our Chief Operating Officer from February 2018 until the XTI Merger, and as our Chief Marketing Officer from November 2016 until March 2021. Prior to joining the Company, from November 2013 until January 2016, Mr. Das was the Chief Marketing Officer of Identiv, a security technology company. From January 2012 until October 2013, Mr. Das was the Chief Marketing Officer of SecureAuth, a provider of multi-factor authentication, single sign-on, adaptive authentication and self-services tools for different applications. Prior to joining SecureAuth, Mr. Das was the Vice President, Marketing and Strategy of CrownPeak, a provider of web content management solutions, from April 2010 until January 2012. Mr. Das has also served as a member of the board of Museum on Mile since January 4, 2019. Mr. Das earned an MBA from Richmond College, London, United Kingdom, and Bachelor of Business Management from Andhra University in India.

We believe that Mr. Das’s experience in managing and operating high growth public companies qualifies him to serve on our Board.

Non-Executive Directors

David Brody, Director and Secretary. Mr. Brody has served as a member of our Board and as our Secretary since March 2024, at the effective time of the XTI Merger. He also currently serves as a director of Legacy XTI. Mr. Brody is the founder of Legacy XTI and previously served as the Chairman of its board until the XTI Merger. He designed the initial TriFan 600 configuration, technology and performance objectives. Mr. Brody formed the initial leadership team, filed for patents and began development of the TriFan airplane in 2014. Mr. Brody is also the founder of the advanced technology helicopter company, AVX Aircraft Company (an engineering design and U.S. defense contractor) and was its Chairman and Chief Executive Officer until 2013 and continues to serve on the AVX Aircraft Company board. Mr. Brody, a lawyer, practiced law in Denver from 1974 to 2021, including with the international law firm, Hogan Lovells US LLP from 2013-2021. An inventor, he holds several patents for inventions in aircraft technology and other fields. He has a Bachelor of Arts degree in Political Science and Philosophy from the University of Colorado in Boulder, and a Juris Doctorate from American University Law School in Washington D.C.

We believe that Mr. Brody’s experience in the legal field, in the aerospace industry and as a founder of Legacy XTI qualify him to serve on our Board.

Tensie Axton, Director. Ms. Axton has served as a member of our Board since May 2024. Ms. Axton has been a Senior Managing Director at FTI Consulting, Inc. in the Corporate Finance practice since May 2019 where she specializes in developing and executing successful operational and financial strategies for businesses in various stages of their business cycle, including serving as Interim CFO. Ms. Axton previously served as Chief Financial Officer for Neighbors Health, LLC (2016-2019), Chief Operating Officer for Pinnacle Medical Partners (2015-2016), Chief Financial Officer for Colorado Bancorp (2010-2012) and Vice President-Finance at Kevco, Inc. (1997-1999). From 2019 to 2024, Ms. Axton was a director of Houston Arboretum & Nature Center, chair of their Audit Committee and a member of their Finance Committee. She began her career at KPMG, was a Transaction Services Partner for KPMG in Silicon Valley, California and Denver, Colorado for eight years and served as Office Managing Partner for the Denver office. Ms. Axton has a BBA in Accounting from Texas A&M University and is a Certified Public Accountant.

We believe that Ms. Axton’s 30 plus years of experience in start-up and high growth businesses, capital markets, building and leading teams, accounting and auditing, mergers and acquisitions, investor relations and system implementations give her strong qualifications and skills to serve on our Board.

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

Our Board

Our Board may establish the authorized number of directors from time to time by resolution. The current authorized number of directors is five (5). In accordance with the terms of our bylaws, as amended, our Board is divided into three classes, Class I, Class II and Class III, with members of each class serving staggered three-year terms. Upon the expiration of the term of a class of directors, directors in that class will be eligible to be elected for a new three-year term at the annual meeting of stockholders in the year in which their term expires. The directors are divided among the three classes as follows:

●	the Class I directors are Scott Pomeroy and Soumya Das, and their terms will expire at our annual meeting of stockholders to be held in 2027;

●	the Class II director is Kareem Irfan, and his term will expire at our annual meeting of stockholders to be held in 2025; and

●	the Class III director are Tensie Axton and David Brody and their terms will expire at our annual meeting of stockholders to be held in 2026.

We expect that any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The division of our Board into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control.

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

Our Board held fourteen (14) meetings during 2024. No member of our Board attended fewer than 75% of the aggregate of (i) the total number of meetings of the Board (held during the period for which he or she was a director) and (ii) the total number of meetings held by all committees of the Board on which such director served (held during the period that such director served). Members of our Board are invited and encouraged to attend our annual meeting of stockholders.

Independence of Directors

In determining the independence of our directors, we apply the definition of “independent director” provided under the listing rules of Nasdaq. Pursuant to these rules, the Board has determined that all of the directors currently serving on the Board are independent within the meaning of Nasdaq Listing Rule 5605 with the exception of Soumya Das and Scott Pomeroy, who are executive officers.

Committees of our Board

The Board has three standing committees: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee.

Audit Committee

The Audit Committee consists of Tensie Axton, David Brody and Kareem Irfan, each of whom is “independent” as defined under section 5605(a)(2) of the Nasdaq Listing Rules. Mr. Irfan is the Chairman of the Audit Committee. The Board has determined that Ms. Axton and Mr. Irfan qualify as an “audit committee financial expert” as defined in the rules of the SEC. The Audit Committee met three (3) times during 2024. All members attended more than 75% of such committee meetings. The role of the Audit Committee is to:

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

The Audit Committee is authorized to establish procedures to receive, address, monitor, and retain complaints arising out of accounting and auditing matters. As it deems appropriate, the Audit Committee is authorized to engage outside auditors, counsel, or other experts. A copy of the charter of the Audit Committee is available on our website at http://www.xtiaerospace.com (under “Investors/Governance/Governance Documents”).

Compensation Committee

The Compensation Committee consists of David Brody, Tensie Axton and Kareem Irfan, each of whom is “independent” as defined in section 5605(a)(2) of the Nasdaq Listing Rules. Mr. Brody is the Chairman of the Compensation Committee. The Compensation Committee met three (3) times during 2024. All members attended 75% or more of such committee meetings. The role of the Compensation Committee is to:

●	develop and recommend to the independent directors of the Board the annual compensation (base salary, bonus, stock options and other benefits) for our directors and officers;

●	review, approve and recommend to the independent directors of the Board the annual compensation (base salary, bonus and other benefits) for all of our Executive Officers (as used in Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and defined in Rule 16a-1 thereunder);

●	review, approve and recommend to the Board the annual profit-sharing contribution, aggregate number of equity grants and other benefits to be granted to all other employees;

●	review, the management’s succession planning process in consultation with CEO, and provide report to the Board on Company’s leadership succession planning for the CEO and other executive officers, on annual basis; and

●	ensure that a significant portion of executive compensation is reasonably related to the long-term interest of our stockholders.

A copy of the charter of the Compensation Committee is available on our website at http://www.xtiaerospace.com (under “Investors/Governance/Governance Documents”).

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

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee, or the “Governance Committee,” consists of Tensie Axton and David Brody, each of whom is “independent” as defined in section 5605(a)(2) of the Nasdaq Listing Rules. Ms. Axton is the Chairman of the Governance Committee. The Nominating and Corporate Governance Committee met one (1) time during 2024. The role of the Governance Committee is to:

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

A copy of the charter of the Governance Committee is available on our website at http://www.xtiaerospace.com (under “Investors/Governance/Governance Documents”).

Stockholder Communications

Stockholders may communicate with the members of the Board, either individually or collectively, by writing to the Board at 8123 InterPort Blvd., Suite C, Englewood, CO 80112. These communications will be reviewed by the Secretary as agent for the non-employee directors in facilitating direct communication to the Board. The Secretary will treat communications containing complaints relating to accounting, internal accounting controls, or auditing matters as reports under our Whistleblower Policy. Further, the Secretary will disregard communications that are bulk mail, solicitations to purchase products or services not directly related either to us or the non-employee directors’ roles as members of the Board, sent other than by stockholders in their capacities as such or from particular authors or regarding particular subjects that the non-employee directors may specify from time to time, and all other communications which do not meet the applicable requirements or criteria described below, consistent with the instructions of the non-employee directors.

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

Stockholder nominations for directors are reviewed and summarized by the Secretary and are then circulated to the Chairman of the Governance Committee.

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

In addition to satisfying the foregoing requirements under our Bylaws, stockholders who intend to solicit proxies in support of director nominees other than our nominees must comply with the additional requirements of Rule 14a-19 under the Exchange Act (the “universal proxy rules”). The requirements under the universal proxy rules are in addition to the applicable procedural requirements under our Bylaws described above.

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

There is no difference in the manner in which the Governance Committee evaluates nominees for directors based on whether the nominee is recommended by a stockholder. In evaluating nominations to the Board, the Governance Committee also looks for depth and breadth of experience within the Company’s industry and otherwise, outside time commitments, special areas of expertise, accounting and finance knowledge, business judgment, leadership ability, experience in developing and assessing business strategies, corporate governance expertise, and for incumbent members of the Board, the past performance of the incumbent director. Each of the candidates nominated for election to our Board at our last annual meeting of stockholders was recommended by the Governance Committee.

Code of Business Conduct and Ethics

The Board has adopted a code of business conduct and ethics (the “Code”) designed, in part, to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with or submits to the SEC and in the Company’s other public communications, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of Code violations to an appropriate person or persons, as identified in the Code and accountability for adherence to the Code. The Code applies to all directors, executive officers and employees of the Company. The Code is periodically reviewed by the Board. In the event we determine to amend or waive certain provisions of the Code, we intend to disclose such amendments or waivers on our website at http://www.xtiaerospace.com under the heading “Investors” within four business days following such amendment or waiver or as otherwise required by the Nasdaq Listing Rules.

Insider Trading Policy

We have an insider trading policy (which was adopted by the Board in November 2015 and updated as of August 2020) that governs the purchase, sale, and/or other dispositions of our securities by our directors, officers and employees. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and Nasdaq listing standards. Our insider trading policy, among other things, prohibits directors, executive officers and members of our executive and operations teams (collectively, “Covered Persons”) from holding our securities in a margin account, pledging our securities as collateral for a loan, or engaging in short selling or similar hedging activities involving our securities. A copy of our insider trading policy is filed as an exhibit to this Annual Report.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of ours. Directors, executive officers and greater than 10% holders are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of Forms 3 and 4 filed during 2024 (and any written representations to us by such persons), we believe that all directors, executive officers and 10% stockholders complied with all applicable Section 16(a) filing requirements during 2024, with the exception of one Form 4 filed late by Nadir Ali on March 14, 2024 reporting one transaction dated December 19, 2023.

ITEM 11: EXECUTIVE COMPENSATION

Executive Compensation

The table below sets forth, for the last two fiscal years, the compensation earned by (i) each individual who served as our principal executive officer during the last fiscal year, (ii) our two other most highly compensated executive officers, other than our principal executive officer, who were serving as an executive officer at the end of the last fiscal year and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at the end of the last fiscal year. Together, these individuals are sometimes referred to as the “Named Executive Officers.”

					Stock	Option	All Other
		Salary	Bonus		Awards	Awards	Compensation		Total
Name and Principal Position	Year	($)	($)		($)	($)(1)	($)		($)
Scott Pomeroy	2024	$316,667	$358,800		$—	$1,051,875	$2,246,450	(2)	$3,973,792
Chairman and Chief Executive Officer	2023	$—	$—		$—	$—	$210,000	(3)	$210,000
Brooke Turk	2024	$281,121	$235,463		$—	$613,594	$79,050	(2)	$1,209,228
Chief Financial Officer	2023	$—	$—		$—	$—	$101,250	(3)	$101,250
Soumya Das	2024	$312,000	$912,000	(4)	$—	$364,650	$12,000	(5)	$1,600,650
Chief Executive Officer, Real Time Location System Division, and Director	2023	$312,000	$288,863		$—	$—	$106,897	(5)	$707,760
Former Executives
Nadir Ali	2024	$70,000	$3,581,000	(6)	$—	$—	$1,565,803	(7)	$5,216,803
Former Chief Executive Officer	2023	$280,000	$2,451,225	(6)	$—	$—	$754,399	(7)	$3,485,624
Wendy Loundermon	2024	$75,000	$1,150,000	(8)	$—	$—	$543,930	(9)	$1,768,930
Former Chief Financial Officer	2023	$300,000	$530,175	(8)	$—	$—	$203,035	(9)	$1,033,210

(1)	The fair value of employee option grants are estimated on the date of grant using the Black-Scholes option pricing model with key weighted average assumptions, expected stock volatility and risk free interest rates based on US Treasury rates from the applicable periods.

(2)	Represents all cash and equity compensation including accrued transaction bonuses earned as a consultant for XTI Aircraft Company from January 1, 2024 up to the closing of the XTI Merger on March 12, 2024.

(3)	Represents compensation earned as a consultant for XTI Aircraft Company in 2023.

(4)	Includes a $612,000 bonus earned under the Strategic Transaction Bonus Plan and a $300,000 bonus earned under an employment agreement.

(5)	The 2024 amount includes a $12,000 automobile allowance. The 2023 amount includes a $12,000 automobile allowance and CVH unit grants valued at $94,897, which is the fair market value at the date of grant.

(6)	The 2024 amount represents a bonus earned under the Strategic Transaction Bonus Plan. The 2023 amount represents a bonus earned under the Completed Transaction Bonus Plan.

(7)	The 2024 amount includes $1,487,012 of severance compensation, $18,791 of accrued vacation paid as compensation, a $3,000 automobile allowance, and a $57,000 housing allowance. The 2023 amount includes $51,970 of accrued vacation paid as compensation, a $12,000 automobile allowance, a $227,999 housing allowance, and CVH unit grants valued at $462,430, which is the fair market value at the date of grant.

(8)	The 2024 amount represents a bonus earned under the Strategic Transaction Bonus Plan. The 2023 amount represents a bonus earned under the Completed Transaction Bonus Plan.

(9)	The 2024 amount includes $521,344 of severance compensation and $22,586 of accrued vacation paid as compensation. The 2023 amount includes $21,635 of accrued vacation paid as compensation and CVH unit grants valued at $181,400, which is the fair market value at the date of grant.

Outstanding Equity Awards at Fiscal Year-End

Other than as set forth below, there were no outstanding unexercised options, unvested stock, and/or equity incentive plan awards issued to our Named Executive Officers as of December 31, 2024.

Name	Grant Date (1)	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) un-exercisable	Option Exercise Price ($)	Option expiration date
Scott Pomeroy	06/12/2024	-	11,250	117.50	06/12/2034
Brooke Turk	06/12/2024	-	6,563	117.50	06/12/2034
Soumya Das	06/12/2024	-	3,900	117.50	06/12/2034
Nadir Ali	-	-	-	-	-
Wendy Loundermon	-	-	-	-	-

(1)	Options vest 1/3rd per year at each grant date anniversary.

Employment Agreements and Arrangements

Scott Pomeroy

The Company entered into an employment agreement with Mr. Pomeroy on May 6, 2024 (the “Pomeroy Employment Agreement”), pursuant to which Mr. Pomeroy agreed to continue to serve as the Company’s Chief Executive Officer and as a member and Chairman of the Board. Pursuant to the terms of the Pomeroy Employment Agreement, Mr. Pomeroy is entitled to receive an annual base salary of $400,000, which may be increased by the Board from time to time in its sole discretion. Pursuant to the Pomeroy Employment Agreement, Mr. Pomeroy received retroactive pay with respect to the period from March 13, 2024 until April 30, 2024 in the aggregate amount of $54,545 and with respect to the period from May 1, 2024 until May 6, 2024 in the amount of $6,061. Mr. Pomeroy is also entitled to receive an annual cash bonus of up to a baseline of 100% of his base salary, with the right and ability to earn up to a cap of 150% of his base salary, applying a weighted average percentage of the objective and subjective criteria and milestones set forth in the Pomeroy Employment Agreement, which include target amounts and target dates for equity investments received by the Company and the Company’s average market cap in addition to the completion of certain milestones in the development of the Company’s TriFan 600 airplane. The Board will determine and award the annual cash bonus by January 31 following the end of each calendar year during Mr. Pomeroy’s employment period.

Pursuant to the Pomeroy Employment Agreement, Mr. Pomeroy is also eligible to participate in the Company’s incentive stock option plan and may receive additional stock options or other equity incentives in the sole discretion of the Board. In addition, Mr. Pomeroy is entitled to vacation time, paid holidays, sick days and personal days in accordance with the Company’s policies applicable to other senior executives of the Company; provided that he is entitled to six weeks of vacation annually. Mr. Pomeroy is also eligible to participate in all benefit plans and programs maintained by the Company for the benefit of its senior executives. In addition, the Company agreed to reimburse Mr. Pomeroy for all reasonable and necessary business expenses incurred by him in connection with the performance of his duties under the Pomeroy Employment Agreement within a reasonable period of time after Mr. Pomeroy’s submission of expense vouchers, in accordance with Company’s expense reimbursement policies.

Mr. Pomeroy’s employment agreement term ends on December 31, 2025, with one automatic one-year extension to December 31, 2026, unless either party provides prior notice of non-renewal on or before March 31, 2025. The Pomeroy Employment Agreement provides that Mr. Pomeroy’s receipt of compensation following termination of employment is subject to his execution of a release releasing all claims against the Company and its executives, directors and employees, other than as prohibited by law. If Mr. Pomeroy is terminated without cause (other than due to death or disability) or if he resigns for good reason (as such terms are defined in the Pomeroy Employment Agreement), then Mr. Pomeroy will be entitled to (i) a severance payment equivalent to the base salary that would have been paid to him through the end of the employment period, (ii) payment for any unused vacation accrued to the date of termination, (iii) payment for any accrued but unpaid expenses through the date of termination and (iv) any benefits to which he may be entitled upon termination pursuant to the terms of any applicable plans and programs or as may be required by applicable law. If Mr. Pomeroy terminates for good reason, in addition to the foregoing compensation and benefits, he is entitled to receive reimbursements of premium payments for continuation coverage under applicable state or federal law, in the event he elects such continuation coverage, for the remainder of his employment period, or, if longer, for a period of six months after termination of employment. The Pomeroy Employment Agreement also includes provisions governing Company confidential information. If Mr. Pomeroy is terminated for cause, then immediately following such termination, he is entitled only to any unpaid compensation and unreimbursed expenses.

Mr. Pomeroy previously served as Legacy XTI’s Chief Financial Officer from July 2022 until the XTI Merger pursuant to a consulting agreement dated July 1, 2022, as amended effective January 1, 2023. The consulting agreement provided that Mr. Pomeroy receive monthly compensation of $17,500. Pursuant to the consulting agreement and in connection with the closing of the XTI Merger, Mr. Pomeroy received 4,000,000 shares of Legacy XTI common stock that were exchanged for 357,039 shares of our Common Stock.

Brooke Turk

The Company entered into an employment agreement with Ms. Turk on May 8, 2024 (the “Turk Employment Agreement”), pursuant to which Ms. Turk agreed to continue to serve as the Company’s Chief Financial Officer. Pursuant to the terms of the Turk Employment Agreement, Ms. Turk is entitled to receive an annual base salary of $350,000, which may be increased by the Board from time to time in its sole discretion. Pursuant to the Turk Employment Agreement, Ms. Turk received retroactive pay with respect to the period from March 13, 2024 until April 30, 2024 in the aggregate amount of $47,788 and with respect to the period from May 1, 2024 until May 8, 2024 in the amount of $7,955. Ms. Turk is also entitled to receive an annual cash bonus of up to a baseline of 75% of her base salary, with the right and ability to earn up to a cap of 112.5% of her base salary, applying a weighted average percentage of the objective and subjective criteria and milestones set forth in the Turk Employment Agreement, which include target amounts and target dates for equity investments received by the Company and the Company’s average market cap in addition to the completion of certain milestones in the development of the Company’s TriFan 600 airplane. The Board will determine and award the annual cash bonus within 30 days after the end of each calendar year during Ms. Turk’s employment period. The remaining material terms of the Turk Employment Agreement are substantially similar to the terms of the Pomeroy Employment Agreement described above.

Tobin Arthur

In connection with his appointment as Chief Strategy Officer, the Company entered into an employment agreement with Tobin Arthur on September 19, 2024, effective as of such date, which sets forth the terms of Mr. Arthur’s services as Chief Strategy Officer and his compensation arrangement (the “Arthur Employment Agreement”). Pursuant to the terms of the Arthur Employment Agreement, Mr. Arthur is entitled to receive an annual base salary of $300,000, which may be increased by the Board from time to time in its sole discretion. In addition, the Company paid Mr. Arthur the following compensation for his services rendered prior to the execution of the Arthur Employment Agreement: $25,000 for the period from August 1, 2024 until August 31, 2024 and $15,000 for the period from September 1, 2024 until September 18, 2024. Mr. Arthur is also entitled to receive an annual cash bonus of up to a baseline of 60% of his base salary, with the right and ability to earn up to a cap of 90% of his base salary, applying a weighted average percentage of the objective and subjective criteria and milestones set forth in the Arthur Employment Agreement, which include target amounts and target dates for equity investments received by the Company and the Company’s average market cap in addition to the completion of certain milestones in the development of the Company’s TriFan 600 airplane. The Board will determine and award the annual cash bonus within 30 days after the end of each calendar year during Mr. Arthur’s employment period. The remaining material terms of the Arthur Employment Agreement are substantially similar to the terms of the Pomeroy Employment Agreement described above; provided that Mr. Arthur is entitled to five weeks of vacation annually.

Soumya Das

On November 4, 2016, and effective as of November 7, 2016, Mr. Das entered into an employment agreement to serve as Chief Marketing Officer of the Company. On February 2, 2018, he was promoted to Chief Operating Officer. In accordance with the terms of the agreement, Mr. Das was entitled to a base salary of $250,000 per annum and a bonus of up to $75,000 annually. The agreement was effective for an initial term of twenty-four (24) months and was automatically renewed for one additional twelve (12) month period. The Company may terminate the services of Mr. Das with or without “just cause” (as defined therein). If the Company terminates Mr. Das’ employment without just cause, or if Mr. Das resigns within twenty-four (24) months following a change of control (as defined) and as a result of a material diminution of his position or compensation, Mr. Das will receive (1) his base salary at the then current rate and levels for one (1) month if Mr. Das has been employed by the Company for at least six (6) months but not more than twelve (12) months as of the date of termination or resignation, for three (3) months if Mr. Das has been employed by the Company more than twelve (12) but not more than twenty-four (24) months as of the date of termination or resignation, or for six (6) months if Mr. Das has been employed by the Company for more than twenty-four (24) months as of the date of resignation or termination; (2) 50% of the value of any accrued but unpaid bonus that Mr. Das otherwise would have received; (3) the value of any accrued but unpaid vacation time; and (4) any unreimbursed business expenses and travel expenses that are reimbursable under the agreement. If the Company terminates Mr. Das’ employment with just cause, Mr. Das will receive only the portion of his base salary and accrued but unused vacation pay that has been earned through the date of termination. On August 31, 2018, the Company amended Mr. Das’ employment agreement to make the following changes to his compensation effective May 14, 2018: (1) increase in base salary to $275,000 per year, (2) have up to $50,000 in MBO’s annually, (3) commissions equal to 2% of recognized revenue associated with the IPA product line paid quarterly and subject to the Company policies in connection with commissions payable and (4) provide a transportation allowance of $1,000 per month. On May 10, 2019, the Company amended Mr. Das’ commission plan to include a 1% commission on recognized revenue associated with the Shoom product line paid quarterly and subject to Company commission plan policies. Mr. Das’s salary was increased to $275,000 effective May 31, 2018 and $312,000 effective January 1, 2021, Effective January 1, 2021, any entitlement to commissions payable to Mr. Das was superseded by adjusting his annual bonus target up to a maximum of $300,000 subject to the achievement of certain milestones, with tasks, deadlines and amounts determined by the Chief Executive Officer. Effective as of March 2021, Mr. Das resigned from his position as Chief Marketing Officer.

On February 27, 2023, the Company entered into a Limited Liability Company Unit Transfer and Joinder Agreement with Mr. Das, pursuant to which (i) the Company transferred 50,000 Class A Units of Cardinal Venture Holdings LLC, a Delaware limited liability company (“CVH”), to Mr. Das in connection with Mr. Das’ services performed for and on behalf of the Company as an employee of the Company and (ii) Mr. Das became a member of CVH and a party to the Amended and Restated Limited Liability Company Agreement of CVH, dated as of September 30, 2020 (the “CVH LLC Agreement”). The fair market value of the Class A Units at the date of grant is $94,897. CVH was dissolved as of December 31, 2023.

Mr. Das is a participant of the Strategic Transaction Bonus Plan pursuant to which he is eligible for a cash bonus in an aggregate amount equal to 100% of his aggregate annual base salary and target bonus amount following the closing of a Contemplated Transaction and any applicable Qualifying Transaction. The XTI Merger qualifies as a Contemplated Transaction. See “Executive Compensation — Strategic Transaction Bonus Plan” for a description of the Strategic Transaction Bonus Plan.

Nadir Ali

On July 1, 2010, Nadir Ali entered into an at-will Employment and Non-Compete Agreement, as subsequently amended, with Inpixon Federal, Inc., Inpixon Government Services and Inpixon Consulting prior to their acquisition by the Company. Under the terms of the employment agreement, Mr. Ali served as President. The employment agreement was assumed by the Company and Mr. Ali became CEO in September 2011. Mr. Ali’s salary under the agreement was initially $240,000 per annum plus other benefits including a bonus plan with goals and targets established by the Compensation Committee, a housing allowance, health insurance, life insurance and other standard Inpixon employee benefits. If Mr. Ali’s employment is terminated without Cause (as defined), he will receive his base salary for 12 months from the date of termination. Mr. Ali’s employment agreement provides that he will not compete with the Company and will be subject to non-solicitation provisions relating to employees, consultants and customers, distributors, partners, joint ventures or suppliers of the Company during the term of his employment or consulting relationship with the Company. On April 17, 2015, the Compensation Committee approved the increase of Mr. Ali’s annual salary to $252,400, effective January 1, 2015. Effective May 16, 2018, the Compensation Committee approved an increase in Mr. Ali’s annual salary to $280,000 and an auto allowance of $1,000 a month.

On February 27, 2023, the Company entered into a Limited Liability Company Unit Transfer and Joinder Agreement with Mr. Ali, pursuant to which (i) the Company transferred 219,999 Class A Units of CVH to Mr. Ali in connection with Mr. Ali’s services performed for and on behalf of the Company as an employee and a director of the Company and (ii) Mr. Ali became a member of CVH and a party to the CVH LLC Agreement. The fair market value of the Class A Units at the date of grant is $462,430. In addition, Mr. Ali beneficially owned membership interests in CVH through 3AM LLC, a Delaware limited liability company and a founding member of CVH. CVH was dissolved as of December 31, 2023.

On March 12, 2024, the Company and Mr. Ali entered into an amendment to Mr. Ali’s Amended and Restated Employment Agreement dated May 15, 2018, to provide for payment of his cash severance thereunder on or as soon as practicable following the date that is 21 days following the XTI Merger.

Mr. Ali was also a participant of the Completed Transaction Bonus Plan pursuant to which he received a cash bonus in an aggregate amount of 3.5% of the $70,350,000 transaction value of the Completed Transaction. See “Executive Compensation — Completed Transaction Bonus Plan” for a description of the Completed Transaction Bonus Plan.

Mr. Ali is a participant of the Strategic Transaction Bonus Plan pursuant to which he is eligible for (a) a cash bonus in an aggregate amount of 3.5% of the transaction value attributed to a Contemplated Transaction less $6.0 million; (b) a cash bonus in an aggregate amount equal to 100% of his aggregate annual base salary and target bonus amount following the closing of a Contemplated Transaction and (c) an award (the “Award”) of fully vested shares of Company common stock (“Shares”) issued under the Company’s 2018 Employee Stock Incentive Plan or any successor equity incentive plan adopted by the Company on the date that is three (3) months following the closing of the XTI Merger (the “Grant Date”) covering a number of shares having a fair market value (based on the closing price per Share on the Grant Date) equal to $1,023,600. Notwithstanding the foregoing, Nadir Ali shall not be eligible to receive the Award if his Consulting Agreement with the Company dated as of March 12, 2024 (the “Consulting Agreement”), terminates before the Grant Date due to (a) Company Good Reason (as defined in the Consulting Agreement) or (b) termination by Nadir Ali for any reason other than Consultant Good Reason (as defined in the Consulting Agreement). The XTI Merger qualifies as a Contemplated Transaction. See “Executive Compensation — Strategic Transaction Bonus Plan” for a description of the Strategic Transaction Bonus Plan.

Wendy Loundermon

On October 21, 2014, and effective as of October 1, 2014, the Company entered into an at-will employment agreement with Wendy Loundermon. Ms. Loundermon previously served as CFO, Director and Secretary of the Company and Secretary of Inpixon Canada, Inc. Pursuant to the agreement, Ms. Loundermon was compensated at an annual rate of $200,000 and is entitled to benefits customarily provided to senior management including equity awards and cash bonuses subject to the satisfaction of certain performance goals determined by the Company. The standards and goals and the bonus targets is set by the Compensation Committee, in its sole discretion. The Company may terminate the services of Ms. Loundermon with or without “cause” (as defined). If the Company terminates Ms. Loundermon’s employment without cause or in connection with a change of control (as defined), Ms. Loundermon will receive (1) severance consisting of her base salary at the then current rate for twelve (12) months from the date of termination, and (2) her accrued but unpaid salary. If Ms. Loundermon’s employment is terminated under any circumstances other than the above, Ms. Loundermon will receive her accrued but unpaid salary. Ms. Loundermon’s salary was increased to $228,500 effective April 1, 2017, $250,000 effective March 1, 2018, $280,000 effective January 2021 and $300,000 effective January 2022.

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

On March 12, 2024, the Company and Ms. Loundermon entered into an amendment to Ms. Loundermon’s Employment Agreement dated October 1, 2014 (as amended), to provide for payment of her cash severance thereunder on or as soon as practicable following the date that is 21 days following the XTI Merger.

Ms. Loundermon was also a participant of the Completed Transaction Bonus Plan pursuant to which she received a cash bonus in an aggregate amount of 0.5% of the $70,350,000 transaction value of the Completed Transaction. See “Executive Compensation — Completed Transaction Bonus Plan” for a description of the Completed Transaction Bonus Plan.

Ms. Loundermon is a participant of the Strategic Transaction Bonus Plan pursuant to which she is eligible for (a) a cash bonus in an aggregate amount of 0.5% of the transaction value attributed to a Contemplated Transaction and (b) a cash bonus in an aggregate amount equal to 100% of her aggregate annual base salary and target bonus amount following the closing of a Contemplated Transaction. The XTI Merger qualifies as a Contemplated Transaction. See “Executive Compensation — Strategic Transaction Bonus Plan” for a description of the Strategic Transaction Bonus Plan.

Completed Transaction Bonus Plan

On March 14, 2023, the Company completed a reorganization involving the transfer of the Company’s CXApp and enterprise app business lines to CXApp Holding Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“Legacy CXApp”), followed by a distribution of shares of Legacy CXApp to the Company’s equityholders. The reorganization was followed by a subsequent business combination transaction (the “CXApp Merger”) pursuant to that certain Agreement and Plan of Merger, dated as of September 25, 2022, by and among the Company, Legacy CXApp, KINS Technology Group Inc., a special purpose acquisition company (“KINS”) which was renamed CXApp, Inc. upon the consummation of the CXApp Merger, and KINS Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of KINS, pursuant to which KINS Merger Sub Inc. merged with and into Legacy CXApp, with Legacy CXApp continuing as the surviving company and as a wholly-owned subsidiary of CXApp, Inc. (such reorganization and business combination, collectively, the “Completed Transaction”).

On July 24, 2023, the Compensation Committee adopted a Transaction Bonus Plan (the “Completed Transaction Bonus Plan”), which was intended to compensate certain current and former employees and service providers for the successful consummation of the Completed Transaction. The Completed Transaction Bonus Plan was administered by the Compensation Committee. It terminated upon the completion of all payments under the terms of the Completed Transaction Bonus Plan.

Pursuant to the Completed Transaction Bonus Plan, in connection with the Completed Transaction:

●	Participants listed on Schedule 1 of the Completed Transaction Bonus Plan were eligible for a cash bonus equal to 100% of their aggregate annual base salary in effect as of the end of the year ended December 31, 2022, provided that the participants were required to execute a customary release of claims and confidentiality agreement.

●	Participants listed on Schedule 2 of the Completed Transaction Bonus Plan, including our named executive officers Nadir Ali and Wendy Loundermon, were eligible for a cash bonus in an aggregate amount of 4% of the $70,350,000 transaction value of the Completed Transaction, with Mr. Ali and Ms. Loundermon being entitled to 3.5% and 0.5% of such transaction value, respectively.

During the three months ended September 30, 2023, the Company paid approximately $3.5 million to Company management and former management under the Completed Transaction Bonus Plan. No amounts were owed under the Completed Transaction Bonus Plan as of September 30, 2023.

In addition, if a participant was entitled to any payments or benefits from the Completed Transaction Bonus Plan or any other amounts (collectively, the “Company Payments Relating to the Completed Transaction Plan”) that are subject to the tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the “Excise Tax”), the Company agreed to pay the participant the greater of the following amounts: (i) the Company Payments Relating to the Completed Transaction Plan, or (ii) one dollar less than the amount of the Company Payments Relating to the Completed Transaction Plan that would subject the participant to the Excise Tax, as mutually agreed between the Company and the participant.

Strategic Transaction Bonus Plan

On July 24, 2023, the Compensation Committee adopted a Transaction Bonus Plan, which was amended on March 11, 2024 (as amended, the “Strategic Transaction Bonus Plan,” and such amendment, the “Plan Amendment”), and is intended to provide incentives to certain employees and other service providers to remain with the Company through the consummation of a Contemplated Transaction or Qualifying Transaction (each as defined below) and to maximize the value of the Company with respect to such transaction for the benefit of its stockholders. The Strategic Transaction Bonus Plan is administered by the Compensation Committee. It will automatically terminate upon the earlier of (i) the one-year anniversary of the adoption date, (ii) the completion of all payments under the terms of the Strategic Transaction Bonus Plan, or (iii) at any time by the Compensation Committee, provided, however, that the Strategic Transaction Bonus Plan may not be amended or terminated following the consummation of a Contemplated Transaction or Qualifying Transaction without the consent of each participant being affected, except as required by any applicable law.

A “Contemplated Transaction” refers to a strategic alternative transaction including an asset sale, merger, reorganization, spin-off or similar transaction (a “Strategic Transaction”) that results in a change of control as defined in the Strategic Transaction Bonus Plan. A Qualifying Transaction refers to a Strategic Transaction that does not result in a change of control for which bonuses may be paid pursuant to the Strategic Transaction Bonus Plan as approved by the Compensation Committee. The XTI Merger qualifies as a Contemplated Transaction.

The Plan Amendment, among other things, changed the timing of and imposed certain additional conditions on the payment of certain bonuses to be paid to the participants thereunder, including Nadir Ali, Wendy Loundermon and Soumya Das.

Pursuant to the Strategic Transaction Bonus Plan, in connection with the closing of a Contemplated Transaction or a Qualifying Transaction, the participants will be eligible to receive bonuses as described below.

●	Participants listed on Schedule 1 of the Strategic Transaction Bonus Plan, including Nadir Ali, Wendy Loundermon, Soumya Das and certain other employees, are eligible for a cash bonus equal to 100% of their aggregate annual base salary and target bonus amount in effect as of the closing of the Contemplated Transaction or a Qualifying Transaction, provided, however, that the Company’s payment of such bonus to a participant may, in the Company’s discretion, be conditioned on the participant’s timely execution and delivery of a customary release of claims and confidentiality agreement and such participant’s non-revocation of the release prior to the expiration of any revocation rights afforded to such participant by applicable law. These bonus amounts will generally be paid at the closing of each applicable transaction, except that bonus amounts in connection with the closing of the XTI Merger are payable according to the payment schedule set forth in the Plan Amendment and described below.

●	Participants listed on Schedule 2 of the Strategic Transaction Bonus Plan, including Nadir Ali and Wendy Loundermon, are eligible for a cash bonus based on the Transaction Value (as defined below) attributed to the Contemplated Transaction or Qualifying Transaction, as calculated in accordance with the terms of the Strategic Transaction Bonus Plan. Mr. Ali is eligible for 3.5% of such Transaction Value less $6.0 million. Ms. Loundermon is eligible for 0.5% of such Transaction Value less $0.5 million. These bonus amounts will generally be paid at the closing of each applicable transaction subject to the treatment of deferred payments in accordance with the terms of the Strategic Transaction Bonus Plan, except that bonus amounts in connection with the closing of the XTI Merger are payable according to the payment schedule set forth in the Plan Amendment and described below. “Transaction Value” means the sum of any cash and the fair market value of any securities or other assets or property received by the Company or available for distribution to the holders of the Company’s equity securities in connection with the applicable transaction as provided for in the definitive agreement governing the applicable transaction, or such value as will be designated by the Compensation Committee. The Transaction Value applicable to the XTI Merger was assessed at $225 million which was determined by the Compensation Committee in part based on the enterprise value of Legacy XTI following a valuation analysis performed by an independent financial advisory firm.

●	Participants listed on Schedule 3 of the Strategic Transaction Bonus Plan will be eligible for equity-based grants, including but not limited to, options, restricted stock awards, restricted stock units, or such other rights to acquire shares of the Company’s common stock in connection with the closing of the Contemplated Transaction or a Qualifying Transaction, in such form and for such amounts as set forth on Schedule 3 or, if no such form or amount is specified for a participant on Schedule3, in such form and for such amounts that may be approved by the Compensation Committee in its sole and absolute discretion.

Schedule 3 of the Strategic Transaction Bonus Plan provides that:

(i)	Nadir Ali will receive an award (the “Award”) of fully vested shares of Company common stock issued under the Company’s 2018 Employee Stock Incentive Plan or any successor equity incentive plan adopted by the Company (the “Equity Plan”) on the date that is three (3) months following the closing of the XTI Merger (the “Grant Date”) covering a number of shares having a fair market value (based on the closing price per share on the Grant Date) equal to $1,023,600. Notwithstanding the foregoing, Nadir Ali will not be eligible to receive the Award if his Consulting Agreement with the Company dated as of March 12, 2024 (the “Ali Consulting Agreement”), terminates before the Grant Date due to (a) Company Good Reason (as defined in the Ali Consulting Agreement) or (b) termination by Nadir Ali for any reason other than Consultant Good Reason (as defined in the Ali Consulting Agreement).

(ii)	Any amounts payable to any participant in cash pursuant to the Strategic Transaction Bonus Plan, may be paid in shares under the Equity Plan upon written agreement of the Company and such participant.

The Plan Amendment provides that any amounts payable to a participant in connection with the closing of the XTI Merger are payable as follows:

(1)	The first fifty percent (50%) of any amounts payable in connection with the XTI Merger pursuant to Schedule 1 and Schedule 2 of the Strategic Transaction Bonus Plan for each participant, as applicable (the “First Fifty Percent”), will become earned upon the earlier of closing of a financing (whether a registered offering or private unregistered offering) in which the Company sells Qualifying Securities (as defined below) and receives an amount of gross proceeds that when added to the proceeds of previous sales of Qualifying Securities following the closing of the XTI Merger equals $5 million (the “First Financing”) or June 30, 2024 (the “Earned Date”). “Qualifying Securities” means any debt or equity securities other than debt or equity securities having a maturity date or a redemption right at the option of the holder of fewer than six (6) months following the issuance of that security.

(2)	The remaining fifty percent (50%) of any amounts payable pursuant to Schedule 1 and Schedule 2 of the Strategic Transaction Bonus Plan (the “Remaining Fifty Percent”) will be earned upon the earlier of the closing of a subsequent financing in which the Company receives an amount of gross proceeds that when added to the proceeds of previous sales of Qualifying Securities following the First Financing aggregates to at least $5 million (“Subsequent Financing”) or the Earned Date.

(3)	Following the Earned Date, the First Fifty Percent (50%) will be paid in three (3) equal monthly installments, beginning on July 1, 2024, and on the first day of each month thereafter until the First Fifty Percent is paid in full. The Remaining Fifty Percent (50%) will be paid in three (3) equal monthly installments, beginning October 1, 2024 and on the first day of each month thereafter until the Remaining Fifty Percent (50%) is paid in full.

(4)	A participant’s right to receive payment of the First Fifty Percent (50%) or the Second Fifty Percent (50%) is subject to the participant’s continuing employment or other service with the Company or any of its subsidiaries or affiliates until the date on which the payment is earned (as specified in clause (1) or (2) above); provided, however, that if a participant’s employment or service with the Company or any of its subsidiaries or affiliates terminates before the applicable payment is earned due to the involuntary termination of the participant other than for Cause, such participant will be deemed for this purpose to continue in employment or service with the Company and its subsidiaries and affiliates following the participant’s termination date until the date the applicable payment is earned.

(5)	In the event the Company is unable to raise a minimum of $5 million from the sale of Qualifying Securities as of June 30, 2024, the participants designate and appoint Nadir Ali as the “Participant Representative” to work with the Company as necessary to amend the payment schedule set forth above to ensure that the Company will have sufficient cash to support its operations. If Nadir Ali cannot or refuses to serve the Participant Representative, then the Participant Representative will be selected by the Company from among the other participants entitled to receive any payment pursuant to Schedule 1 or Schedule 2 of the Strategic Transaction Bonus Plan.

(6)

If the Company or Legacy XTI pays cash bonuses related to the closing of the XTI Merger to the Company’s or Legacy XTI’s employees or individual service providers who are not participants (“Non-Plan Transaction Bonuses”), any then-unpaid payments to participants pursuant to the Strategic Transaction Bonus Plan will be paid on an accelerated basis pursuant to a payment schedule that is substantially similar to the bonus payment schedule for the Non-Plan Transaction Bonuses. Conversely, if the Company agrees to an accelerated payment or more favorable payment terms of amounts payable pursuant to the Strategic Transaction Bonus Plan, all recipients of Non-Plan Transaction Bonuses will receive similar treatment.

In connection with the Plan Amendment, the Compensation Committee also adopted a new form of confidentiality and release agreement, which was executed and delivered by the Strategic Transaction Bonus Plan participants who resigned from their Company positions at the closing of the XTI Merger on March 12, 2024, including Mr. Ali and Ms. Loundermon. In addition, on March 12, 2024, the Strategic Transaction Bonus Plan participants who retained their employment with the Company following the closing of the XTI Merger, including Mr. Das, delivered an acknowledgment agreement to the Company irrevocably waiving and releasing the Company from any and all rights to payment of such individual’s payments under Schedule 1 of the Strategic Transaction Bonus Plan except pursuant to and as provided under the terms of the Plan Amendment.

The Company recognized the $6.3 million expense of the strategic transaction bonus as it became payable during the second quarter of 2024. During the third and fourth quarter of 2024, we paid $2.0 million of the strategic transaction bonus, with the remaining $4.3 million of the strategic transaction bonus payable as of December 31, 2024. From January 1, 2025 through the date of this filing, the Company repaid the remaining $4.3 million strategic transaction bonus obligation.

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

Amount of Shares of Common Stock. The number of shares of our Common Stock available for issuance under the 2018 Plan automatically increases on the first day of each quarter through October 1, 2028, by a number of shares of Common Stock equal to the least of (i) 3,000,000 shares, (ii) twenty percent (20%) of the outstanding shares of Common Stock on the last day of the immediately preceding calendar quarter, or (iii) such number of shares that may be determined by the Board. The amount of shares available for issuance is not adjusted in connection with a change in the outstanding shares of Common Stock by reason of stock dividends, stock splits, reverse stock splits, recapitalizations, mergers, consolidations, combinations or exchanges of shares, separations, reorganizations or liquidations; provided; however, that (i) the amount of shares available for issuance under the 2018 Plan may not exceed the maximum amount of authorized shares available for issuance under the Articles of Incorporation and (ii) in no event will the Company issue more than 120,000,000 shares of Common Stock under the 2018 Plan, including the maximum amount of shares of Common Stock that may be added to the 2018 Plan in accordance with the automatic quarterly increases. As the date of this filing, there are approximately 73 million shares of Common Stock authorized for issuance under the 2018 Plan.

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

Termination of Service. Unless otherwise provided by the administrator or in an award agreement, upon a termination of a participant’s service, all unvested options then held by the participant will terminate and all other unvested awards will be forfeited

Transferability. Awards under the 2018 Plan may not be transferred except by will or by the laws of descent and distribution, unless otherwise provided by the plan administrator in its discretion and set forth in the applicable agreement, provided that no award may be transferred for value.

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

The 2011 Plan was intended to encourage ownership of Common Stock by our employees and directors and certain of our consultants in order to attract and retain such people, to induce them to work for the benefit of us and to provide additional incentive for them to promote our success. The 2011 Plan (but not awards granted under the 2011 Plan) terminated in accordance with its terms on August 31, 2021 and no new awards will be issued under the 2011 Plan.

2017 Employee and Consultant Stock Ownership Plan

During 2017, Legacy XTI adopted the 2017 Employee and Consultant Stock Ownership Plan (as amended, “2017 Plan”), which was amended in 2021 to increase the maximum shares eligible to be granted under the 2017 Plan. The Company assumed the 2017 Plan in connection with the XTI Merger. The Company may issue awards in the form of restricted stock units and stock options to employees, directors, and consultants. Under the 2017 Plan, stock options are generally granted with an exercise price equal to the estimated fair value of the Company’s common stock, as determined by the Board on the date of grant. Options generally have contractual terms of ten years. Incentive stock options may only be granted to employees, whereas all other stock awards may be granted to employees, directors and consultants.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2024 regarding the shares of our common stock to be issued upon exercise of outstanding options or available for issuance under equity compensation plans and other compensation arrangements that were (i) adopted by our security holders and (ii) were not approved by our security holders.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)		Weighted- average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders	51,185	(1)	$455.00	38,359	(2)
Equity compensation plans not approved by security holders	—		$—	—
Total	51,185		$455.00	38,359

(1)	Represents 2,666 shares of common stock that may be issued pursuant to outstanding stock options granted under the 2017 Plan and 48,519 shares of common stock that may be issued pursuant to outstanding stock options granted under the 2018 Plan.

(2)	Represents 0 shares of common stock available for future issuance in connection with equity award grants under the 2017 Plan and 38,359 shares of common stock available for future issuance in connection with equity award grants under the 2018 Plan.

Policies and Practices for Granting Certain Equity Awards

Our policies and practices regarding the granting of equity awards are carefully designed to ensure compliance with applicable securities laws and to maintain the integrity of our executive compensation program. The Compensation Committee is responsible for the timing and terms of equity awards to executives and other eligible employees and for reviewing, and recommending to the Board for approval, all director compensation.

The timing of equity award grants is determined with consideration to a variety of factors, including but not limited to, the achievement of pre-established performance targets, market conditions and internal milestones. We may also grant equity awards to individuals upon hire, determined on a case-by-case basis. The Company does not follow a predetermined schedule for the granting of equity awards; instead, each grant is considered on a case-by-case basis to align with the Company’s strategic objectives and to ensure the competitiveness of our compensation packages, provided that the Company grants its non-employee directors stock options annually pursuant to our non-employee director compensation policy adopted in May 2024 (see “- Director Compensation” for more information).

In determining the timing and terms of an equity award, the Board or the Compensation Committee may consider material nonpublic information to ensure that such grants are made in compliance with applicable laws and regulations. The Board’s or the Compensation Committee’s procedures to prevent the improper use of material nonpublic information in connection with the granting of equity awards include oversight by legal counsel and, where appropriate, delaying the grant of equity awards until the public disclosure of such material nonpublic information.

The Company is committed to maintaining transparency in its executive compensation practices and to making equity awards in a manner that is not influenced by the timing of the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. The Company regularly reviews its policies and practices related to equity awards to ensure they meet the evolving standards of corporate governance and continue to serve the best interests of the Company and its shareholders.

The following table presents information regarding stock options issued to the Named Executive Officers during the year ended December 31, 2024 during any period beginning four business days before the filing of a periodic report on Form 10-K or Form 10-Q, or the filing or furnishing of a current report on Form 8-K that discloses material nonpublic information (other than a Form 8-K disclosing a new material option award) and ending one business day after the filing or furnishing of such report with the SEC. On June 12, 2024, the Company granted options to the Named Executive Officers. On June 14, 2024, the Company filed a current report on Form 8-K disclosing material non-public information.

Name	Grant date	Number of securities underlying the award	Exercise price of the award ($/Sh)	Grant date fair value of the award	Percentage change in the
closing market price of the
securities underlying the
award between the trading
day ending immediately
prior to the disclosure of
material nonpublic
information and the trading
day beginning immediately
following the disclosure of
material nonpublic
					information
Scott Pomeroy	6/12/24	11,250	$117.50	$1,051,875	0%
Brooke Turk	6/12/24	6,563	$117.50	$613,594	0%
Soumya Das	6/12/24	3,900	$117.50	$364,650	0%

Director Compensation

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Directors in the year ended December 31, 2024 except Scott Pomeroy and Soumya Das, whose aggregate compensation information has been disclosed above.

	Fees				Nonqualified
	Earned or paid in cash	Stock awards	Option awards	Non-equity Incentive plan compensation	deferred compensation earnings	All other compensation	Total
Name	($)	($)	($)(1)	($)	($)	($)	($)
Current Non-Executive Directors:
David Brody	$60,000	$—	$77,653	$—	$—	$—	$137,653
Tensie Axton	$51,667	$—	$75,227	$—	$—	$—	$126,894
Kareem Irfan	$100,750	$—	$75,227	$—	$—	$—	$175,977
Former Directors:							$—
Leonard Oppenheim (2)	$13,375	$—	$—	$—	$—	$—	$13,375
Tanveer Khader (3)	$9,354	$—	$—	$—	$—	$—	$9,354

(1)	The fair value of the director option grants are estimated on the date of grant using the Black-Scholes option pricing model with key weighted average assumptions, expected stock volatility and risk free interest rates based on US Treasury rates from the applicable periods.

(2)	Leonard Oppenheim resigned from the Board, effective as of March 31, 2024.

(3)	Tanveer Khader resigned from the Board, effective as of the effective time of the XTI Merger on March 12, 2024.

Directors are entitled to reimbursement of ordinary and reasonable expenses incurred in exercising their responsibilities and duties as a director.

Effective July 1, 2015, the Board approved the following compensation plan for the independent directors payable in accordance with each independent director’s services agreement: $30,000 per year for their services rendered on the Board, $15,000 per year for service as the Audit Committee chair, $10,000 per year for service as the Compensation Committee chair, $6,000 per year for service on the Audit Committee, $4,000 per year for service on the Compensation Committee, $2,500 per year for service on the Governance Committee, a one-time non-qualified stock option grant to purchase 20,000 shares of Common Stock (not adjusted for any subsequent reverse stock splits) under the 2011 Plan and restricted stock awards of 20,000 shares of Common Stock (not adjusted for any subsequent reverse stock splits) under the 2011 Plan, which are granted in four equal installments on a quarterly basis and are each 100% vested upon grant.

On January 25, 2019, each independent director entered into an amendment to his respective director services agreement pursuant to which the Company agreed to grant each independent director, so long as such director continues to fulfill her or his duties and provide services pursuant to their services agreement, an annual non-qualified stock option to purchase up to 20,000 shares of Common Stock (not adjusted for any subsequent reverse stock splits) in lieu of the above-mentioned equity awards. Each stock option grant will be subject to the approval of the Board, which shall determine the appropriate vesting schedule, if any, and the exercise price.

On May 16, 2022, Mr. Irfan’s Director Services Agreement (as amended, the “Amended Director Services Agreement”) was amended to increase his quarterly compensation by an additional $10,000 per month as consideration for the additional time and efforts dedicated to the Company and management in support of the evaluation of strategic relationships and growth initiatives. The Amended Director Services Agreement superseded and replaced all prior agreements by and between the Company and Mr. Irfan.

On May 1, 2024, the Board approved and adopted the following compensation policy for the Company’s non-employee directors: $50,000 per year for general availability and participation in meetings and conference calls of the Board, $20,000 per year for service as the Audit Committee chair, $15,000 per year for service as the Compensation Committee chair, $10,000 per year for service as the Governance Committee chair, $10,000 per year for service on the Audit Committee, $7,500 per year for service on the Compensation Committee, $5,000 per year for service on the Governance Committee. All cash compensation will be payable quarterly in arrears. Each of the Company’s non-employee directors will also receive an annual grant of stock options pursuant to the 2018 Plan, with a fair market value equal to the aggregate annual cash retainer for the applicable director based upon a Black-Scholes option pricing model. The exercise price of the stock options will be equal to the market price of the Common Stock at the time of grant.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of April 11, 2025, regarding the beneficial ownership of our common stock by the following persons:

●	our Named Executive Officers;

●	each director;

●	all of our current executive officers and directors as a group; and

●	each person or entity who, to our knowledge, owns more than 5% of our common stock.

Except as indicated in the footnotes to the following table, subject to applicable community property laws, each stockholder named in the table has sole voting and investment power. Unless otherwise indicated, the address for each stockholder listed is c/o XTI Aerospace, Inc., 8123 InterPort Blvd., Suite C, Englewood, CO 80112. Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of April 11, 2025, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding the options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder. The information provided in the following table is based on our records, information filed with the SEC, and information furnished by our stockholders.

	Amount and
	nature of
	beneficial		Percent
Name of Beneficial Owner	ownership		of Class(1)
Named Executive Officers and Directors
Scott Pomeroy	1,432	(2)	*
Brooke Turk	—		—
Tobin Arthur	—		—
Soumya Das	—		—
Tensie Axton	—		—
David Brody	6,423	(3)	*
Kareem Irfan	1		*
All current executive officers and directors as a group (7 persons)	7,855	(4)	*
Nadir Ali - former chief executive officer	—		—
Wendy Loundermon - former chief financial officer	6,792		*
More than 5% shareholders
None	—		—

*	Represents beneficial ownership of less than 1%.

(1)	Based on 5,537,540 shares outstanding as of April 11, 2025.

(2)	Includes (i) 1,429 shares of common stock held of record by Mr. Pomeroy and (ii) 3 shares of common stock issuable upon exercise of options exercisable within 60 days of April 11, 2025.

(3)	Includes (i) 5,356 shares of common stock held indirectly through the Jason S. Brody 2019 Trust, of which David Brody is the trustee and (ii) 1,067 shares of common stock held directly by Mr. Brody. Does not include (i) 3,206 shares of common stock held indirectly through the David E. Brody 2019 Spousal Trust, of which Susan R. Brody, Mr. Brody’s spouse, is the trustee and (ii) 366 shares held by Susan R. Brody, as to which Mr. Brody disclaims beneficial ownership.

(4)	Our current directors and executive officers are: Scott Pomeroy (Chief Executive Officer, Chairman and Director), Brooke Turk (Chief Financial Officer), Tobin Arthur (Chief Strategy Officer), Soumya Das (Chief Executive Officer, Real Time Location System Division, and Director), Tensie Axton (Director), David Brody (Director and Secretary) and Kareem Irfan (Director). Includes (i) 7,852 shares of common stock held directly, or by spouse or relative, and (ii) 3 shares of common stock issuable upon exercise of options exercisable within 60 days of April 11, 2025.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Transactions with Related Persons.

The Board reviews issues involving potential conflicts of interest, and reviews and approves all related party transactions, including those required to be disclosed as a “related party” transaction under applicable federal securities laws. The Board has not adopted any specific procedures for conducting reviews of potential conflicts of interest and considers each transaction in light of the specific facts and circumstances presented. However, to the extent a potential related party transaction is presented to the Board, the Company expects that the Board would become fully informed regarding the potential transaction and the interests of the related party, and would have the opportunity to deliberate outside of the presence of the related party. The Company expects that the Board would only approve a related party transaction that was in the best interests of the Company, and further would seek to ensure that any completed related party transaction was on terms no less favorable to the Company than could be obtained in a transaction with an unaffiliated third party. Other than as described below, no transaction requiring disclosure under applicable federal securities laws occurred since fiscal year 2023 that was submitted to the Board for approval as a “related party” transaction.

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

For the period from January 1, 2023, through the date of this report, described below are certain transactions or series of transactions between us and certain related persons.

Settlement Agreement with Nadir Ali, 3AM, and Grafiti Group

On March 27, 2025 (the “Effective Date”), XTI Aerospace, Inc. (the “Company”) entered into a settlement agreement with 3AM Investments LLC (an entity controlled by Nadir Ali (“Ali”), the Company’s former Chief Executive Officer and a former director of the Company) (“3AM”), Grafiti Group LLC (“Grafiti Group”) and Ali (the “Settlement Agreement”). The terms of the Settlement Agreement include:

Preferred Stock Redemption. The Company and 3AM entered into that certain securities purchase agreement dated as of March 12, 2024 (the “Series 9 Purchase Agreement”), pursuant to which 3AM acquired 1,500 shares of the Company’s Series 9 Preferred Stock, of which 1,164.12 shares of Series 9 Preferred Stock were issued and outstanding as of March 27, 2025 (the “Outstanding Preferred Stock”). Pursuant to the Settlement Agreement, on the Effective Date, the Company delivered the aggregate amount of $1,251,651.26 (the “Series 9 Redemption Amount”) by wire transfer of immediately available funds to an account designated in writing by Ali, for the redemption of the Outstanding Preferred Stock. Following Ali’s receipt of the Series 9 Redemption Amount, Ali no longer held any shares of Series 9 Preferred Stock. As of the date of this report, there are no shares of Series 9 Preferred Stock issued and outstanding.

Termination of Ali Consulting Agreement. The Settlement Agreement provides that effective as of the Effective Date, that certain Consulting Agreement, dated March 12, 2024 by and between the Company and Ali (the “Ali Consulting Agreement”) is terminated, and in lieu of the $2,775,000 (the “Ali Advisory Fees”) that would be owed to Ali pursuant to the terms of the Ali Consulting Agreement as a result of the termination of such Ali Consulting Agreement prior to the 15 month anniversary of the effective date thereof, the Company agreed (i) that the aggregate amount of $1,000,000 (the “Grafiti Purchase Amount”) required to be delivered by Grafiti Group pursuant to that certain Equity Purchase Agreement, dated February 16, 2024, by and among the Company, Grafiti LLC, and Grafiti Group, as amended (the “Equity Purchase Agreement”), shall be deemed to be satisfied in full and no further amounts shall be payable to the Company by Grafiti Group or any of its affiliated parties pursuant to the Equity Purchase Agreement; (ii) to deliver a cash amount of $60,000 (the “Outstanding Amount”) to Ali by wire transfer of immediately available funds; and (iii) to deliver $1,500,000 (the “Deferred Amount”) by wire transfer of immediately available funds in three equal installments of $500,000 (“Installment Amounts”) each on June 30, 2025, September 30, 2025 and December 30, 2025 (the “Deferred Amount Installment Dates”). Any Installment Amount that is not paid by the applicable due dates will be subject to interest at a rate of 18% per annum. Upon payment of the Outstanding Amount and the Deferred Amount in accordance with the terms of the Settlement Agreement, the Ali Advisory Fees shall be deemed to be satisfied in full and no further amounts shall be payable by the Company to Ali or his affiliated parties pursuant to the Ali Consulting Agreement.

On March 31, 2025, the Company paid the Outstanding Amount in full. As of the date of this report, the Deferred Amount remains outstanding.

Former Management Payments. Pursuant to the Settlement Agreement, the Company agreed to pay the Former Management Payments (as defined below) on the earlier of (a) the closing date of the Company’s next financing transaction and (b) 30 days following the Effective Date of the Settlement Agreement, subject to certain penalties for late payment. The “Former Management Payments” comprise (i) an aggregate amount of $803,260.65 (the “Bonus Plan Payment”) that, as of the Effective Date, remains payable to the recipients of bonuses payable pursuant to that certain Strategic Transaction Bonus Plan, adopted on July 24, 2023 and as amended (the “Bonus Plan”) together with (ii) an aggregate amount of $303,372.87 (the “Loundermon Advisory Fee”) that, as of the Effective Date, is payable to Wendy Loundermon, the Company’s former Chief Financial Officer and a former director of the Company (“Loundermon”), pursuant to that certain Consulting Agreement, dated March 12, 2024, by and between the Company and Loundermon (the “Loundermon Consulting Agreement”).

On March 31, 2025, the Company paid all amounts due under the Former Management Payments in full.

Ali Release. As of the Effective Date, Ali, on behalf of himself and his former and current affiliated entities, including 3AM, Grafiti LLC and Grafiti Group (collectively, the “Ali Parties”) agreed to release the Company and each of its former and current subsidiaries, divisions, affiliates, predecessors, successors, assigns, and its and their respective employees, officers, directors, shareholders, members, partners, trustees, joint venturers, attorneys, agents, and representatives (collectively, the “XTI Parties”), from and with respect to any and all claims, demands, causes of action, damages, obligations, liabilities, costs, and expenses of any kind or nature whatsoever (collectively, “Ali Claims”), arising out of any obligations of the Company with respect to the Ali Consulting Agreement, the Series 9 Purchase Agreement and the portion of the Bonus Plan relating to Ali, whether known or unknown, foreseen or unforeseen, that the Ali Parties, or any of them, ever had, now have, or may have against the XTI Parties, or any of them, from the beginning of time through and including the Completion Date (as defined below). As used in the Settlement Agreement, the term “Completion Date” means the date on which the Company has delivered (i) the Series 9 Redemption Amount to Ali by wire transfer of immediately available funds; (ii) the Deferred Amount to Ali by wire transfer of immediately available funds; (iii) the Outstanding Amount to Ali by wire transfer of immediately available funds; (iv) the Former Management Payments to Loundermon and the recipients of the Bonus Plan Payments by wire transfer of immediately available funds.

XTI Release. As of the Effective Date, the XTI Parties agreed to release the Ali Parties from and with respect to any and all claims, demands, causes of action, damages, obligations, liabilities, costs, and expenses of any kind or nature whatsoever (collectively, “XTI Claims”), arising out of any obligations of the Ali Parties with respect to any obligation of the Ali Parties in connection with the payment of the purchase price as set forth in the Equity Purchase Agreement, the Ali Consulting Agreement, the Series 9 Purchase Agreement and the portion of the Bonus Plan relating to Ali, whether known or unknown, foreseen or unforeseen, that the XTI Parties, or any of them, ever had, now have, or may have against the Ali Parties, or any of them, from the beginning of time through and including the Completion Date.

Entire Agreement. The Settlement Agreement provides that it supersedes any prior consents or agreements regarding the allocation of financing proceeds for the payment of any obligations of the Company described in the Settlement Agreement.

February 2025 Consent from 3AM

On February 12, 2025, the Company obtained a written consent (the “February 2025 Consent”) from 3AM as the Required Holder (as defined below) of the Company’s Series 9 Preferred Stock, in connection with the Company’s now expired “at the market” offering program pursuant to that certain Equity Distribution Agreement, dated as of July 22, 2022, by and between the Company and Maxim Group LLC, as amended from time to time (the “ATM”). Pursuant to the February 2025 Consent, 3AM authorized the Company to raise up to an additional $10 million of common stock under the ATM in consideration for the Company’s agreement to pay 20% of the gross proceeds (the “Payment Amount”) of any sale by the Company of any debt or equity securities of the Company, including but not limited to sales of common stock under the ATM (each, a “Financing”), (a) first, to those certain employees and other service providers, including Nadir Ali, Wendy Loundermon (the Company’s former Chief Financial Officer and a former director of the Company) and Soumya Das (the Company’s Chief Executive Officer of its Real Time Location System Division and a current director of the Company) (the “Bonus Plan Recipients”), entitled to bonuses payable pursuant to that certain Transaction Bonus Plan, adopted on July 24, 2023, as amended from time to time (“Bonus Plan Payments”); and (b) second, to the extent the Bonus Plan Payments have been fully satisfied, any remaining portion of the Payment Amount shall be applied to the redemption of outstanding shares of the Series 9 Preferred Stock. Payments will be due on (i) with respect to ATM sales, every Monday for the prior week’s ATM sales, and (ii) with respect to any other Financing, five business days following the closing of such Financing. The terms of the February 2025 Consent were superseded by the terms of the Settlement Agreement, as described above under “- Settlement Agreement with Nadir Ali, 3AM, and Grafiti Group.”

The term “Required Holders” is defined in the Certificate of Designations of Preferences and Rights of Series 9 Preferred Stock as the holders of at least a majority of the outstanding Series 9 Preferred Stock; provided that, pursuant to that certain securities purchase agreement dated as of March 12, 2024, by and between the Company and 3AM, 3AM will be deemed a “Required Holder” as long as 3AM holds any shares of Series 9 Preferred Stock. As of the date of this report, there are no shares of Series 9 Preferred Stock issued and outstanding.

January 2025 Consent from 3AM

In accordance with the terms of the Series 9 Preferred Stock Certificate of Designation, the Company obtained a written consent, effective as of January 7, 2025 (the “January 2025 Consent”), from 3AM as the Required Holder of the Series 9 Preferred Stock, authorizing the Company to issue securities in a best efforts public offering that closed on January 10, 2025 (the “Offering”) in consideration for the Company’s agreement to pay, within five business days of the closing, 20% of the approximately $20 million of gross proceeds from the Offering (the “Payment Amount”), (a) first, to the Bonus Plan Recipients (the “Bonus Plan Payments”); and (b) second, to the extent the Bonus Plan Payments have been fully satisfied, any remaining portion of the Payment Amount shall be applied to the redemption of outstanding shares of the Series 9 Preferred Stock (the “Redemption”). Pursuant to the January 2025 Consent, on January 13, 2025, the Company paid an aggregate of approximately $3.5 million in Bonus Plan Payments, after which payment no portion of the Payment Amount remained to pay the Redemption.

December 2024 Consent from 3AM

On December 23, 2024, the Company received a consent and waiver from 3AM as the Required Holder of the Series 9 Preferred Stock, authorizing the Company to raise up to an additional $5,000,000 under the ATM in consideration for the Company’s agreement to allocate the 15% Redemption Amount (as defined below) to the Bonus Plan Recipients, in lieu of 3AM, as the remaining holder of Series 9 Preferred Stock, following the date on which Streeterville no longer owns any shares of Series 9 Preferred Stock.

November 2024 Consent Waiver and Release, and Letter Agreement with Nadir Ali

On June 14, 2024, the Company obtained a written consent (the “June 2024 Consent”) from the Required Holders of the Series 9 Preferred Stock, pursuant to which the Required Holders approved a $47.4 million increase to the ATM (the “Maximum Amount”), provided that, among other things, the Company obtains the consent of the Required Holders for sales of our Common Stock under the ATM in excess of $6 million up to the Maximum Amount.

On November 17, 2024, the Company entered into a Consent Waiver and Release Agreement (the “Consent Agreement”) with 3AM and Streeterville Capital, LLC (“Streeterville”, and together with 3AM, the “Series 9 Holders”), each as a Required Holder, pursuant to which the Series 9 Holders authorized the Company to raise up to an additional $5,000,000 under the ATM (the “ATM Increase”) in consideration for the Company’s agreement to pay 20% of the proceeds it receives from sales under the ATM in connection with the ATM Increase (the “Redemption Proceeds”) to the Series 9 Holders to redeem a portion of their Series 9 Preferred Stock, to be distributed as follows: (i) 75% of the Redemption Proceeds to Streeterville (15% of all proceeds received from sales under the ATM) (“15% Redemption Amount”), and (ii) 25% of the Redemption Proceeds to 3AM (5% of all proceeds received from sales under the ATM). Distribution payments will be made by wire transfer of immediately available funds every Monday for the prior week’s Redemption Proceeds and will be used to partially redeem the Series 9 Preferred Stock.

Additionally, pursuant to the Consent Agreement, each of Streeterville and 3AM agreed to waive any past breach of or failure to perform any of the Company’s covenants, obligations, conditions or agreements contained in (i) the Certificate of Designations, (ii) the June 2024 Consent, (iii) in the case of 3AM, the SPA and (iv) in the case of Streeterville, the Secured Promissory Note dated as of May 1, 2024 and the Secured Promissory Note dated as of May 24, 2024 issued by the Company to Streeterville (such notes, together, the “Secured Notes”). Each of Streeterville and 3AM also agreed that none of such breaches or failures of perform shall constitute an Event of Default (as defined in the Certificate of Designations or the Secured Notes, as applicable) under the Certificate of Designations or, in the case of Streeterville, the Secured Notes. The Consent Agreement provides that failure to timely the remit the Redemption Proceeds as set forth in the Consent Agreement will be considered an Event of Default under the Certificate of Designations, and the Series 9 Holders’ consent to the ATM Increase will be immediately and automatically withdrawn in the event the Company fails to make payment pursuant to the Consent Agreement and such payment failure is not cured within one business day. The Consent Agreement may only be terminated or modified with the written consent of the Series 9 Holders and the Company.

As further inducement for 3AM to approve the ATM Increase, pursuant to the Consent Agreement, on November 17, 2024, the Company entered into a Letter Agreement (the “Letter Agreement”) with Nadir Ali, on behalf of himself and on behalf of 3AM, Grafiti Group LLC (“Buyer”) and Grafiti LLC (“Grafiti”). Pursuant to the Letter Agreement, the Company agreed to amend that certain Equity Purchase Agreement, dated as of February 16, 2024 (the “Equity Purchase Agreement”), by and among the Company, Grafiti and Buyer, to remove the inclusion of any Net Income After Taxes in the Purchase Price (as such terms are defined in the Equity Purchase Agreement) effective immediately upon execution of the Letter Agreement, and thereby waive future payments to the Company of any Net Income After Taxes under the Equity Purchase Agreement. As previously described in a Current Report on Form 8-K filed by the Company on February 23, 2024, the Company entered into the Equity Purchase Agreement to divest the businesses held by Grafiti, then a wholly-owned subsidiary of the Company, by transferring 100% of the equity interest in Grafiti to Buyer. Nadir Ali is the Managing Member of Buyer, which is the managing Member of Grafiti.

Additionally, pursuant to the Letter Agreement, the Company agreed to (i) pay an amount equal to $426,006.00 representing amounts that remain outstanding and payable to Mr. Nadir Ali in accordance with the terms of that certain Amended and Restated Employment Agreement, dated as of May 15, 2018, as further amended on March 22, 2024, by and between XTI and Nadir Ali (the “Employment Agreement”), with payment to be made in full no later than November 19, 2024 (the “Severance Payment”) and (ii) pay an amount equal to $60,000 representing the total monthly cash service fee currently outstanding and payable pursuant to that certain Consulting Agreement dated March 12, 2024, by and between XTI and Nadir Ali (the “Ali Consulting Agreement”), no later than November 19, 2024 (the “Consulting Payment”). The Company paid Mr. Ali the Severance Payment and the Consulting Payment in full on November 18, 2024.

Furthermore, the Letter Agreement provides that in the event that the Company breaches the terms and conditions of the Letter Agreement or fails to satisfy the conditions and obligations described therein, the Consent Agreement as provided by 3AM shall be deemed to be void ab initio.

Pursuant to the Letter Agreement, Nadir Ali and 3AM agreed to waive any past breach of or failure to perform any of the Company’s covenants, obligations, conditions or agreements contained in the Employment Agreement and the Consulting Agreement relating to the Severance Payment and the Consulting Payment as applicable.

Payments of Redemption Proceeds Pursuant to the Consent Agreement

Pursuant to the Consent Agreement, the Company delivered an aggregate of $492,331 to Streeterville and $302,116 to 3AM during the period from November 17, 2024 through December 31, 2024, via wire transfer of immediately available funds, which amounts represent the Redemption Proceeds payable to Streeterville and 3AM, respectively, in connection with amounts raised from sales under the ATM. Such payments were made for 469.00 shares of the Company’s Series 9 Preferred Stock held by Streeterville and 287.70 shares of the Company’s Series 9 Preferred Stock held by 3AM. The Company entered into acknowledgment agreements with each of Streeterville and 3AM to record such payments.

Securities Purchase Agreement with 3AM

On March 12, 2024, the Company entered into the SPA with 3AM, an entity controlled by Nadir Ali, the Company’s former Chief Executive Officer and a former director of the Company. Pursuant to the SPA, 3AM purchased 1,500 shares of Series 9 Preferred Stock for a total purchase price of $1,500,000, based on a purchase price of $1,000 per share of Series 9 Preferred Stock. The Company agreed that 3AM will be deemed a “Required Holder” as defined in the Certificate of Designations of Preferences and Rights of Series 9 Preferred Stock as long as 3AM holds any shares of Series 9 Preferred Stock. As of the date of this report, there are no shares of Series 9 Preferred Stock issued and outstanding.

Consulting Agreement with Nadir Ali

On March 12, 2024, the Company entered into the Ali Consulting Agreement with Nadir Ali, the Company’s former Chief Executive Officer. Pursuant to the Ali Consulting Agreement, following the closing of the XTI Merger, Mr. Ali will provide consulting services to the Company for 15 months or until earlier termination in accordance with its terms (the “Ali Consulting Period”). During the Ali Consulting Period, the Company will pay him a monthly fee of $20,000. If the Company terminated the Ali Consulting Agreement during the first six months of the Ali Consulting Period without Company Good Reason (as defined in the Ali Consulting Agreement), the Company would have been required to pay all consulting fees due for such six-month period. If Mr. Ali terminates the Ali Consulting Agreement during the Ali Consulting Period for Consultant Good Reason (as defined in the Ali Consulting Agreement), the Company will be required to pay all consulting fees that would be due for the remainder of the Ali Consulting Period, including the Equity Payment described below.

In addition, the Company shall pay Mr. Ali (a) the amount of $1,500,000 due three months following the closing of the XTI Merger, and (b) the aggregate amount of $4,500,000, payable in 12 equal monthly installments of $375,000 each, starting four months after the closing of the XTI Merger (the payments described in (a) and (b), each an “Equity Payment”). Each Equity Payment may be made, in Company’s discretion, in (i) cash, (ii) fully vested shares of Common Stock under the Company’s equity incentive plan and registered on a registration statement on Form S-8 or another appropriate form (“Registered Shares”), or a combination of cash and Registered Shares. Mr. Ali must continue to provide consulting services to the Company on the date of payment of an Equity Payment to receive the Equity Payment, unless the Company terminates the Ali Consulting Agreement without Company Good Reason or Mr. Ali terminates the Ali Consulting Agreement for Consultant Good Reason, in which case the Equity Payments would become due and payable in full. To the extent all or a portion of an Equity Payment is made in shares, such shares will be valued based on the closing price per share on the date on which the Equity Payment is made.

Subject to compliance with Section 15(b)(13) of the Exchange Act, if Mr. Ali provides services involving the identification of prospective merger or acquisition targets for the Company or its affiliates, it is intended that he be eligible for a bonus upon the successful delivery of services. The specifics of the bonus will be negotiated and mutually agreed upon by the Company and Mr. Ali.

As described above, the Settlement Agreement provides that as of the Effective Date of the Settlement Agreement, the Ali Consulting Agreement is terminated.

Stock Issuances to Nadir Ali

On June 13, 2024, July 5, 2024, November 19, 2024 and December 2, 2024, the Company entered into a Restricted Stock Award Agreement with Nadir Ali (the “June 2024 RSA Agreement,” the “July 2024 RSA Agreement”, the “November 2024 RSA Agreement” and the “December 2024 RSA Agreement,” respectively), a consultant to the Company and the Company’s former Chief Executive Officer and a former director of the Company. Pursuant to each agreement, the Company issued Mr. Ali fully vested shares of Common Stock (the “Shares”) under the 2018 Plan, which Shares were registered pursuant to a registration statement on Form S-8.

Pursuant to the June 2024 RSA Agreement, the Company issued 10,722 Shares to Mr. Ali at a price per share of $110.00 in partial satisfaction of the $1,500,000 Equity Payment owed to Mr. Ali on June 12, 2024 under the Ali Consulting Agreement.

Pursuant to the July 2024 RSA Agreement, the Company issued 11,100 Shares to Mr. Ali at a price per share of $100.00. Approximately $308,804 of the Shares were issued to Mr. Ali in satisfaction of the remaining amount of the $1,500,000 Equity Payment owed to Mr. Ali on June 12, 2024 under the Ali Consulting Agreement. Approximately $792,269 of the Shares were issued to Mr. Ali in partial satisfaction of amounts owed to Mr. Ali under the Strategic Transaction Bonus Plan.

Pursuant to the November 2024 RSA Agreement, the Company issued an aggregate of 86,511 Shares to Mr. Ali at a price per share of $12.50. Approximately $858,932 of the Shares were issued to Mr. Ali in partial satisfaction of five monthly payments of $375,000 each from July 12, 2024 to November 12, 2024 (in the aggregate amount of $1,875,000) owed to Mr. Ali under the Ali Consulting Agreement. Approximately $231,331 of the Shares were issued to Mr. Ali in partial satisfaction of amounts owed to Mr. Ali under the Strategic Transaction Bonus Plan.

Pursuant to the December 2024 RSA Agreement, the Company issued an aggregate of 85,384 Shares to Mr. Ali at a price per share of $10.00. The full $1,016,068 value of the Shares was issued to Mr. Ali in partial satisfaction of amounts owed to Mr. Ali under the Ali Consulting Agreement.

Consulting Agreement with Wendy Loundermon

On March 12, 2024, the Company entered into a Consulting Agreement with Ms. Wendy Loundermon (the “Loundermon Consulting Agreement”), the Company’s former Chief Financial Officer. Pursuant to the Loundermon Consulting Agreement, following the Closing, Ms. Loundermon agreed to provide consulting services to the Company for one year or until earlier termination in accordance with its terms (the “Loundermon Consulting Period”). As compensation for Ms. Loundermon’s consulting services, the Company agreed to pay her (i) $83,333 per month for the first six months of the Loundermon Consulting Period for services she performs on an as-needed basis during the Loundermon Consulting Period regarding the transition of the management of the Company’s financial reporting function to ensure continuity of business operations, and (ii) $300 per hour for services performed on an as needed basis regarding the preparation and filing of Company’s public company financial reporting and compliance matters including accounting, payroll, audit and tax compliance functions. During the year ended December 31, 2024, the Company owed Ms. Loundermon accrued consulting fees of $0.5 million pursuant to the Loundermon Consulting Agreement. Pursuant to the Settlement Agreement, on March 31, 2025, the Company repaid the remaining consulting compensation obligation of approximately $0.3 million owed to Ms. Loundermon.

Solutions Divestiture

Grafiti Group Equity Purchase Agreement

On February 21, 2024, Inpixon completed the disposition of the remaining portion of the Shoom, SAVES, and GYG business lines and assets (the “Grafiti Group Divestiture”) in accordance with the terms and conditions of an Equity Purchase Agreement, dated February 16, 2024, by and among Inpixon (“Seller”), Grafiti LLC, and Grafiti Group LLC (an entity controlled by Nadir Ali, who was then the Company’s CEO and a director) (“Buyer”) (the “Equity Purchase Agreement”). Pursuant to the terms of the Equity Purchase Agreement, Buyer acquired from 100% of the equity interest in Grafiti LLC, including the assets and liabilities primarily relating to Inpixon’s SAVES, Shoom and Game Your Game business, including 100% of the equity interests of Inpixon India, Grafiti GmbH (previously Inpixon GmbH) and Game Your Game, Inc. from the Company for a minimum purchase price of $1.0 million paid in two annual cash installments of $0.5 million due within 60 days after December 31, 2024 and 2025 (the “Grafiti Purchase Amount”). As described above, the Letter Agreement, dated as of November 17, 2024, amended the Equity Purchase Agreement to remove the inclusion of net income after taxes from the purchase price. As so amended, the purchase price and annual cash installment payments will be (i) decreased for the amount of transaction expenses assumed; and (ii) increased or decreased by the amount working capital of Grafiti LLC on the closing balance sheet is greater or less than $1.0 million.

Pursuant to the Settlement Agreement, the Company agreed that, effective as of the Effective Date of the Settlement Agreement, the Grafiti Purchase Amount (i.e., the aggregate amount of $1.0 million) required to be delivered by Grafiti Group pursuant to the Equity Purchase Agreement shall be deemed to be satisfied in full and no further amounts shall be payable to the Company by Grafiti Group or any of its affiliated parties pursuant to the Equity Purchase Agreement.

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

Sublease Arrangement

The Company and Grafiti LLC have also arranged for the Company to sublease office space in Palo Alto, CA from Grafiti LLC at a cost of 50% of monthly rent and operating expenses as of February 1, 2024. The cost is estimated at approximately $2,900 per month.

Subscription of Units of, and Loan to, Cardinal Venture Holdings

On September 30, 2020, we entered into a Subscription Agreement (the “Subscription Agreement”) with CVH, pursuant to which we agreed to (i) contribute up to $1,800,000 (the “Contribution”) to CVH and (ii) purchase up to 599,999 Class A Units of CVH (the “Class A Units”) and up to 1,800,000 Class B Units of CVH (the “Class B Units,” and, together with the Class A Units, the “Units”). The aggregate purchase price of $1,800,000 for the Units is deemed to be satisfied in part through the Contribution. CVH owns certain interests in KINS Capital, LLC, a Delaware limited liability company, the sponsor entity (the “Sponsor”) to KINS with which the Company entered into the CXApp Merger. The Contribution was used by CVH to fund the Sponsor’s purchase of securities in the CXApp Merger.

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

On December 16, 2020, the Company entered into a second subscription agreement with CVH, pursuant to which the Company agreed to (i) contribute $700,000 (the “Additional Contribution”) to CVH and (ii) purchase 700,000 Class B Units. The aggregate purchase price of $700,000 for the Class B Units is deemed to be satisfied through the Additional Contribution. Following the closing of the Additional Contribution, the Company owned an aggregate of 599,999 Class A Units and 2,500,000 Class B Units.

Additionally, on July 1, 2022, we loaned $150,000 to CVH. The loan did not bear interest and was due and payable in full on the earlier of (i) the date by which KINS has to complete a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “business combination”), and (ii) immediately prior to the date of consummation of the business combination of KINS, unless accelerated upon the occurrence of an event of default. As a result of the closing of the CXApp Merger, the loan was repaid on March 15, 2023.

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

Nadir Ali, the Company’s former Chief Executive Officer and a former director, beneficially owned membership interests in CVH through 3AM LLC, a Delaware limited liability company and a founding member of CVH (“3AM”). 3AM was entitled to manage the affairs of CVH in certain circumstances. CVH was dissolved as of December 31, 2023.

Consulting Agreement with 3AM

Effective as of the closing of the Completed Transaction, Design Reactor, Inc. (renamed CXApp US, Inc.), a California corporation and our former subsidiary, entered into a consulting agreement with 3AM, pursuant to which Mr. Ali provided advisory services to such former subsidiary following the closing in exchange for $180,000 in consulting fees.

October 2023 Note

Legacy XTI entered into an amended convertible note agreement with Mr. Brody, its founder, Chairman and majority shareholder, in 2021 that consolidated a number of his outstanding notes (the “2021 Note”). On October 1, 2023, the existing 2021 Note was replaced by a new convertible note with a principal balance of $1,079,044 (2021 Note principal of $1,007,323 plus accrued interest of $71,721) (the “October 2023 Note”) which had a maturity date defined as the earlier of (i) a closing of a merger with a company whose shares are traded on a public stock exchange, or (ii) January 31, 2024. The October 2023 Note accrued interest at a rate of 4% compounded annually, provided that on and after the maturity date interest the note shall accrue from and after such date on the unpaid principal and all accrued but unpaid interest of the note at a rate of 10% per annum. The October 2023 Note provided that at any time prior to the maturity date, Mr. Brody may convert all or a portion of the outstanding note balance into shares of Legacy XTI at a conversion price equal to $1.00.

On March 11, 2024, Legacy XTI and Mr. Brody entered into Amendment No. 1 to the October 2023 Note pursuant to which Mr. Brody converted $922,957 principal amount of the October 2023 Note and accrued and unpaid interest thereon, into shares of Legacy XTI common stock at a rate of $0.309 in principal amount per share, and Legacy XTI agreed to pay Mr. Brody the remaining $175,000 in principal amount at the time of closing of the XTI Merger. The shares issued as consideration under such amendment converted into 266,272 shares of our Common Stock in accordance with the exchange ratio pursuant to the XTI Merger Agreement and the Company assumed the $175,000 repayment obligation. On March 27, 2024, the Company and Mr. Brody entered into Amendment No. 2 to the October 2023 Note which extended the maturity date for the $175,000 payment to April 1, 2024. This repayment obligation was paid in full on April 1, 2024.

January 2023 Note

In connection with the XTI Merger, the Company assumed a Promissory Note issued by Legacy XTI to Mr. Brody on January 5, 2023 (the “January 2023 Note”), with an outstanding principal balance of $125,000 along with an interest balance of $10,058 calculated as of April 30, 2024. On March 27, 2024, Mr. Brody and the Company entered into an amendment to the January 2023 Note which extended the Maturity Date to April 30, 2024. The outstanding principal and accrued interest balances were repaid in full during the second quarter of 2024.

Consulting Agreement with David Brody

Mr. Brody provided legal and strategic consulting services to Legacy XTI under a consulting agreement. During the years ended December 31, 2024 and 2023, Legacy XTI paid Mr. Brody consulting compensation of $20,000 and $60,000, respectively. Pursuant to an amendment to the consulting agreement, an outstanding payable amount of $320,000 was waived by Mr. Brody, and the consulting agreement terminated in connection with the closing of the XTI Merger.

Letter Agreement and Letter of Intent with AVX Aircraft Company

On August 27, 2024, the Company entered into an amended and restated letter agreement (the “AVX Letter Agreement”), with AVX Aircraft Company (“AVX”), which amends and restates the original letter agreement, dated as of March 25, 2024, by and between the Company and AVX, as subsequently amended. Pursuant to the AVX Letter Agreement, AVX provides consulting and advisory services to the Company relating to the development and design of the TriFan 600 airplane for which the Company agreed to pay AVX the costs incurred by AVX (with a target cost of approximately $960,000) plus a fixed fee of 12% of such costs (approximately $115,000) for a total payment of up to approximately $1.1 million. The Company pays AVX for its actual costs plus the 12% fixed fee on a monthly basis. The Company’s Chairman and CEO, Scott Pomeroy, and board member, David Brody, also sit on the five-member board of AVX. As of the date of this report, Mr. Brody and his spouse together own approximately 26% of the issued and outstanding shares of AVX. As a result of a legal financial separation between Mr. Brody and his spouse, Mr. Brody holds approximately 7% of the voting power of the outstanding securities of AVX and Mr. Brody’s spouse holds approximately 19% of the voting power of the outstanding securities of AVX. As of the date of this report, Mr. Pomeroy owns restricted stock units of AVX which amount to less than 5% of the outstanding shares of AVX on a fully diluted basis. During the year ended December 31, 2024, the Company paid AVX $0.9 million in consulting fees, which included advance deposits for future services. As of December 31, 2024, the deposit balance for future services was approximately $0.5 million. As of the date of this report, neither Mr. Brody nor Mr. Pomeroy has received, and neither is entitled to receive, any compensation or other consideration from AVX, in connection with services provided by AVX to the Company or otherwise.

On May 31, 2024, Legacy XTI entered into a non-binding letter of intent with AVX that sets forth the preliminary terms and conditions of a potential definitive agreement between Legacy XTI and AVX pursuant to which AVX would provide engineering services to support the continued development of the TriFan 600. No assurances can be made that the parties will successfully negotiate and enter into a definitive agreement.

Consulting Agreement with Scott Pomeroy

Legacy XTI entered into a consulting agreement with Scott Pomeroy dated July 1, 2022, as amended effective January 1, 2023, that provided for his engagement as Legacy XTI’s Chief Financial Officer. The agreement provided that Mr. Pomeroy receive a monthly compensation of $17,500. During the years ended December 31, 2024 and 2023, the Company paid Mr. Pomeroy compensation of $92,750 and $152,250, respectively, pursuant to the consulting agreement. Pursuant to the consulting agreement and in connection with the closing of the XTI Merger in March 2024, Mr. Pomeroy (i) received 4,000,000 shares (pre-merger, pre-reverse stock splits) of Legacy XTI common stock valued at $1.9 million as transaction-related compensation and (ii) was entitled to receive a transaction cash bonus of $400,000 which was paid in full during January 2025.  Effective upon the closing of the XTI Merger, Mr. Pomeroy was appointed as XTI Aerospace Inc.’s Chief Executive Officer. On May 6, 2024, XTI Aerospace, Inc. entered into an employment agreement with Mr. Pomeroy, which superseded the consulting agreement.

Consulting Agreement with Brooke Turk

Effective as of August 16, 2023, Legacy XTI entered into a consulting agreement with Brooke Turk for her executive consulting services in the areas of financial reporting and operational planning. The consulting agreement provided for a monthly retainer of $22,500 and the term of the agreement was until December 31, 2025. During the years ended December 31, 2024 and 2023, the Company paid Ms. Turk compensation of $79,050 and $101,250, respectively, pursuant to the consulting agreement. Effective upon the closing of the XTI Merger, Ms. Turk was appointed as XTI Aerospace Inc.’s Chief Financial Officer. On May 8, 2024, XTI Aerospace, Inc. entered into an employment agreement with Ms. Turk, which superseded the consulting agreement.

Consulting Agreements with Charlie Johnson

During the year ended December 31, 2023, Legacy XTI paid its Chief Operating Advisor consultant, Charlie Johnson, who was then a board member of Legacy XTI until the closing of the XTI Merger, compensation of $60,000 pursuant to a consulting agreement. As of December 31, 2023, Legacy XTI owed Mr. Johnson accrued compensation of $120,000. Pursuant to an amendment to the consulting agreement in 2024, the Company paid $60,000 to Mr. Johnson in March 2024 and the remaining accrued compensation balance of $60,000 was waived. The consulting agreement was terminated in connection with the closing of the XTI Merger. Effective June 17, 2024, the Company and Mr. Johnson entered into a new consulting arrangement that compensates Mr. Johnson $10,000 per month in combination of both cash and equity. The June 17, 2024 consulting arrangement initially has a term through December 31, 2024 at which time it becomes month-to-month unless either party terminates the agreement upon 30 days written notice.

Michael Hinderberger, former Chief Executive Officer of Legacy XTI

Effective as of July 1, 2022, Legacy XTI entered into an employment agreement with Michael Hinderberger to serve as Chief Executive Officer of Legacy XTI. Mr. Hinderberger remained Legacy XTI’s CEO upon the closing of the Merger until the expiration of his employment agreement on July 31, 2024. The employment agreement provides for an initial term until July 31, 2024 and an automatic renewal thereafter for one additional one-year period unless either party provides at least 60 days’ prior notice of non-renewal. On May 30, 2024, Legacy XTI notified Mr. Hinderberger that it would not renew his employment agreement, which expired by its terms on July 31, 2024. The agreement provided for an annual base salary of $350,000, which may be increased by the board of directors. Mr. Hinderberger was also entitled to receive an annual bonus up to $350,000 based on achieving financing goals (40%) and TriFan 600 airplane development milestones (60%) as outlined in the agreement, subject to Board approval. During the years ended December 31, 2024 and 2023, the Company paid Mr. Hinderberger compensation of $469,325.65 and $315,848.32, respectively.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company incurred the following fees for services rendered by Marcum LLP, Company’s independent registered public accounting firm, for the fiscal years ended December 31, 2024 and 2023.

	2024	2023
Audit Fees(1)	$1,100,885	$318,554
Audit Related Fees	$—	$688,220
Tax Fees	$—	$—
All Other Fees	$—	$—

(1)	Audit fees represent fees for professional services provided in connection with the audit of our Company’s 2024 and 2023 annual consolidated financial statements included in this Annual Report on Form 10-K and review of our quarterly financial statements included in the Company’s Quarterly Reports on Form 10-Q and audit services provided in connection with other statutory or regulatory filings. Audit fees also include fees for professional services provided in connection with the audits of Legacy XTI’s 2023 and 2022 financial statements.

Audit Fees. The “Audit Fees” are the aggregate fees of Marcum attributable to professional services rendered in 2024 and 2023 for the audit of our annual financial statements in our annual reports on Form 10-K, for review of financial statements included in our quarterly reports on Form 10-Q or for services that are normally provided by Marcum in connection with statutory and regulatory filings or engagements for that fiscal year. These fees include fees billed for professional services rendered by Marcum for the review of registration statements or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees. Marcum did not perform any audit-related services in 2024. The audit-related fees for 2023 related to acquisitions and fees for special audits related to our transactions.

Tax Fees. Marcum did not perform any tax advice or planning services in 2024 or 2023.

All Other Fees. Marcum did not perform any services for us or charge any fees other than the services described above in 2024 and 2023.

Pre-approval Policies and Procedures

The Audit Committee is required to review and approve in advance the retention of the independent auditors for the performance of all audit and lawfully permitted non-audit services and the fees for such services. The Audit Committee may delegate to one or more of its members the authority to grant pre-approvals for the performance of certain non-audit services, and any such Audit Committee member who pre-approves a non-audit service must report the pre-approval to the full Audit Committee at its next scheduled meeting. The Audit Committee is required to periodically notify the Board of their approvals. The required pre-approval policies and procedures were complied with during 2024.

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

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1†	Agreement and Plan of Merger, dated as of September 25, 2022, by and among KINS Technology Group Inc., Inpixon, CXApp Holding Corp. and KINS Merger Sub Inc.	8-K	001-36404	2.1	September 26, 2022
2.2†	Separation and Distribution Agreement, dated as of September 25, 2022, by and among KINS Technology Group, Inc., Inpixon, CXApp Holding Corp. and Design Reactor Inc.	8-K	001-36404	2.2	September 26, 2022
2.3	Sponsor Support Agreement, dated as of September 25, 2022, by and among KINS Capital LLC, KINS Technology Group Inc., Inpixon and CXApp Holding Corp	8-K	001-36404	2.3	September 26, 2022
2.4†	Agreement and Plan of Merger, dated July 24, 2023, among Inpixon, Superfly Merger Sub Inc. and XTI Aircraft Company.	8-K	001-36404	2.1	July 25, 2023
2.5	First Amendment to Merger Agreement, dated December 30, 2023, by and between Inpixon, Superfly Merger Sub Inc. and XTI Aircraft Company.	10-K	001-36404	2.26	April 16, 2024
2.6†	Second Amendment to Merger Agreement, dated March 12, 2024, by and between Inpixon, Superfly Merger Sub Inc. and XTI Aircraft Company.	8-K	001-36404	10.1	March 15, 2024
2.7†	Separation Agreement, dated as of October 23, 2023, by and between Inpixon and Grafiti Holding Inc.	8-K	001-36404	2.1	October 23, 2023
2.8†	Business Combination Agreement, dated as of October 23, 2023, by and among Inpixon, Grafiti Holding Inc., 1444842 B.C. Ltd. and Damon Motors Inc.	8-K	001-36404	2.2	October 23, 2023
2.9	Amendment to Business Combination Agreement, dated as of June 18, 2024, by and among XTI Aerospace, Inc., Grafiti Holding Inc., 1444842 B.C. Ltd. and Damon Motors Inc.	8-K	001-36404	2.1	June 24, 2024
2.10	Second Amendment to Business Combination Agreement, dated as of September 26, 2024, by and among XTI Aerospace, Inc., Grafiti Holding Inc., 1444842 B.C. Ltd. and Damon Motors Inc.	8-K	001-36404	2.1	October 2, 2024
2.11†	Equity Purchase Agreement, dated as of February 16, 2024, by and among Inpixon, Grafiti LLC and Grafiti Group LLC.	8-K	001-36404	2.1	February 23, 2024
3.1	Restated Articles of Incorporation.	S-1	333-190574	3.1	August 12, 2013
3.2	Certificate of Amendment to Articles of Incorporation (Increase Authorized Shares).	S-1	333-218173	3.2	May 22, 2017
3.3	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	April 10, 2014
3.4	Articles of Merger (renamed Sysorex Global).	8-K	001-36404	3.1	December 18, 2015
3.5	Articles of Merger (renamed Inpixon).	8-K	001-36404	3.1	March 1, 2017

3.6	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.2	March 1, 2017
3.7	Certificate of Amendment to Articles of Incorporation (authorized share increase).	8-K	001-36404	3.1	February 5, 2018
3.8	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	February 6, 2018
3.9	Form of Certificate of Designation of Preferences, Rights and Limitations of Series 4 Convertible Preferred Stock.	8-K	001-36404	3.1	April 24, 2018
3.10	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	November 1, 2018
3.11	Certificate of Designation of Series 5 Convertible Preferred Stock, dated as of January 14, 2019.	8-K	001-36404	3.1	January 15, 2019
3.12	Certificate of Amendment to Articles of Incorporation, effective as of January 7, 2020 (Reverse Split).	8-K	001-36404	3.1	January 7, 2020
3.13	Certificate of Amendment to the Articles of Incorporation increasing the number of authorized shares of Common Stock from 250,000,000 to 2,000,000,000 filed with the Secretary of State of the State of Nevada on November 18, 2021	8-K	001-36404	3.1	November 19, 2021
3.14	Certificate of Change filed with the Secretary of State of the State of Nevada on October 4, 2022 (effective as of October 7, 2022)	8-K	001-36404	3.1	October 6, 2022
3.15	Certificate of Amendment to the Articles of Incorporation increasing the number of authorized shares of Common Stock from 26,666,667 to 500,000,000 filed with the Secretary of State of the State of Nevada on November 29, 2022	8-K	001-36404	3.1	December 2, 2022
3.16	Certificate of Designations of Preferences and Rights of Series 9 Preferred Stock.	8-K	001-36404	3.1	March 15, 2024
3.17	Certificate of Amendment (Reverse Stock Split).	8-K	001-36404	3.2	March 15, 2024
3.18	Certificate of Amendment (Name Change).	8-K	001-36404	3.3	March 15, 2024
3.19	Bylaws, as amended.	S-1	333-190574	3.2	August 12, 2013
3.20	Bylaws Amendment	8-K	001-36404	3.2	September 13, 2021
3.21	By-Laws Amendment No. 3	8-K	001-36404	3.1	September 19, 2023
3.22	By-Laws Amendment No. 4	8-K	001-36404	3.2	September 19, 2023
3.23	Bylaws Amendment.	8-K	001-36404	3.4	March 15, 2024
3.24	Certificate of Amendment to Designations of Preferences and Rights of Series 9 Preferred Stock.	8-K	001-36404	3.1	May 1, 2024
3.25	Certificate of Amendment to Articles of Incorporation, effective as of January 10, 2025.	8-K	001-36404	3.1	January 10, 2025
4.1	Specimen Stock Certificate of the Company.					X
4.2	Description of Registrant’s Securities.					X
4.3	Form of Purchase Warrants	8-K	001-36404	4.1	October 20, 2022
4.4	Form of Warrant initially issued by XTI Aircraft Company and assumed by the Registrant.	10-K	001-36404	4.27	April 16, 2024
4.5	Form of Warrant initially issued by XTI Aircraft Company and assumed by the Registrant.	10-K	001-36404	4.28	April 16, 2024
4.6	Form of Warrant initially issued by XTI Aircraft Company and assumed by the Registrant.					X
4.7	Form of Warrant initially issued by XTI Aircraft Company and assumed by the Registrant.	10-K	001-36404	4.30	April 16, 2024
4.8	Form of Amendment No. 2 to Warrant initially issued by XTI Aircraft Company and assumed by the Registrant.					X
4.9	Promissory Note, dated as of May 1, 2024.	8-K	001-36404	4.1	May 1, 2024
4.10	Promissory Note, dated as of May 24, 2024.	8-K	001-36404	4.1	May 29, 2024
4.11	Form of Placement Agent Warrant.	8-K	001-36404	4.1	January 10, 2025
4.12	Form of Pre-funded Warrant.	8-K	001-36404	4.1	March 31, 2025
4.13	Form of Common Warrant.	8-K	001-36404	4.2	March 31, 2025
4.14	Form of Representative’s Warrant.	8-K	001-36404	4.3	March 31, 2025
10.1+	Amended and Restated 2011 Employee Stock Incentive Plan.	S-8	333-195655	10.22	May 2, 2014
10.2+	Form of Incentive Stock Option Agreement.	8-K	001-36404	10.9	October 27, 2014
10.3+	Form of Non-Qualified Stock Option Agreement.	8-K	001-36404	10.5	October 27, 2014
10.4+	Form of Restricted Stock Award Agreement.	8-K	001-36404	10.6	October 27, 2014
10.5+	2018 Employee Stock Incentive Plan, as amended.	S-8	333-234458	99.1	November 1, 2019

10.6+	2018 Employee Stock Incentive Plan Form of Incentive Stock Option Agreement.	10-K	001-36404	10.8	March 31, 2021
10.7+	2018 Employee Stock Incentive Plan Form of Non-Qualified Stock Option Agreement.	10-K	001-36404	10.7	March 31, 2021
10.8+	2018 Employee Stock Incentive Plan Form of Restricted Stock Award Agreement.	10-K	001-36404	10.6	March 31, 2021
10.9+	Director Services Agreement with Leonard A. Oppenheim dated October 21, 2014.	8-K	001-36404	10.1	October 27, 2014
10.10+	Amended and Restated Employment Agreement by and between the Company and Nadir Ali	10-Q	001-36404	10.14	May 15, 2018
10.11+	Employment Agreement, effective as of October 1, 2014, between Wendy Loundermon and the Company.	8-K	001-36404	10.8	October 27, 2014
10.12+	Employment Agreement dated November 4, 2016, by and between Sysorex USA and Soumya Das.	10-K	001-36404	10.51	April 17, 2017
10.13+	Amendment to Employment Agreement dated August 31, 2018 among Inpixon, Sysorex, Inc. and Soumya Das	8-K	001-36404	10.8	September 4, 2018
10.14+	Waiver and Amendment No. 1 to Board of Directors Services Agreement with Kareem M. Irfan dated February 4, 2019.	10-K	001-36404	10.11	March 28, 2019
10.15†	Patent Assignment and License-Back Agreement, dated June 27, 2019, by and between Inpixon and GTX Corp.	8-K	001-36404	10.1	July 1, 2019
10.16†	Patent License Agreement, dated June 27, 2019, by and between Inpixon and Inventergy.	8-K	001-36404	10.4	July 1, 2019
10.17†	Patent License Agreement, dated June 27, 2019, by and between Inpixon and GTX Corp.	8-K	001-36404	10.2	July 1, 2019
10.18†	Exclusive Software License and Distribution Agreement, dated as of June 19, 2020, by and among Inpixon, Cranes Software International Ltd., and Systat Software, Inc.	8-K	001-36404	10.1	June 22, 2020
10.19	Amendment and Waiver to Exclusive Software License & Distribution Agreement, dated as of June 30, 2020, by and among Inpixon, Cranes Software International Ltd., and Systat Software, Inc.	8-K	001-36404	10.1	July 2, 2020
10.20+	Amendment No. 4 to Inpixon 2018 Employee Stock Incentive Plan.	10-Q	001-36404	10.7	August 14, 2020
10.21+	Amendment to the Inpixon 2018 Employee Stock Incentive Plan	8-K	001-36404	10.1	November 19, 2021
10.22	Equity Distribution Agreement, dated as of July 22, 2022, between Inpixon and Maxim Group LLC	8-K	001-36404	10.1	July 22, 2022
10.23†	Form of Securities Purchase Agreement.	8-K	001-36404	10.1	October 20, 2022
10.24	Placement Agency Agreement, dated as of October 18, 2022, by and between Inpixon and Maxim Group LLC	8-K	001-36404	10.2	October 20, 2022
10.25	Amendment No. 2 to Board of Directors Services Agreement, dated as of May 16, 2022, between Inpixon and Kareem M. Irfan	10-Q	001-36404	10.1	November 14, 2022
10.26	Amendment to the Inpixon 2018 Employee Stock Incentive Plan	8-K	001-36404	10.1	December 2, 2022
10.27†	Employee Matters Agreement, dated March 14, 2023, by and among KINS, KINS Merger Sub Inc., Inpixon, and Legacy CXApp.	8-K	001-36404	10.1	March 20, 2023
10.28	Tax Matters Agreement, dated March 14, 2023, by and among KINS, Inpixon, and Legacy CXApp.	8-K	001-36404	10.2	March 20, 2023
10.29†	Transition Services Agreement, dated March 14, 2023, by and between Inpixon and Legacy CXApp.	8-K	001-36404	10.3	March 20, 2023
10.30	Amendment No. 1 to Equity Distribution Agreement, dated as of June 13, 2023, by and between Inpixon and Maxim Group LLC.	8-K	001-36404	10.1	June 13, 2023
10.31	XTI Amended and Restated Senior Secured Note with Loan Schedule.	10-Q	001-36404	10.23	November 20, 2023
10.32	Form of Security and Pledge Agreement.	8-K	001-36404	10.2	July 25, 2023
10.33+	Inpixon Transaction Bonus Plan, dated July 24, 2023.	8-K	001-36404	10.3	July 25, 2023
10.34+	Inpixon Transaction Bonus Plan, dated July 24, 2023.	8-K	001-36404	10.4	July 25, 2023
10.35+	First Amendment to Employment Agreement, dated July 24, 2023, between Inpixon and Wendy Loundermon.	8-K	001-36404	10.5	July 25, 2023
10.36	Form of Securities Purchase Agreement by and between Damon Motors Inc. and Inpixon.	8-K	001-36404	10.1	October 23, 2023

10.37	Form of Convertible Promissory Note to be issued by Damon Motors Inc. to Inpixon.	8-K	001-36404	10.2	October 23, 2023
10.38	Form of Common Share Purchase Warrant to be issued by Damon Motors Inc. to Inpixon.	8-K	001-36404	10.3	October 23, 2023
10.39	Form of Securityholder Support Agreement by and among Inpixon, Grafiti Holding Inc., Damon Motors Inc. and certain securityholders.	8-K	001-36404	10.4	October 23, 2023
10.40	Form of Lockup Agreement by and among Grafiti Holding Inc., Damon Motors and certain securityholders who are insiders.	8-K	001-36404	10.5	October 23, 2023
10.41	Form of Lockup Agreement by and among Grafiti Holding Inc., Damon Motors and certain securityholders who are not insiders.	8-K	001-36404	10.6	October 23, 2023
10.42	Amendment No. 2 to Equity Distribution Agreement, dated as of June 13, 2023, by and between Inpixon and Maxim Group LLC.	8-K	001-36404	10.1	January 3, 2024
10.43	Liquidating Trust Agreement, dated as of December 27, 2023, by and among Inpixon, Grafiti Holding Inc. and the sole original trustee named therein.	8-K	001-36404	10.2	January 3, 2024
10.44	First Amendment to Senior Secured Promissory Note, dated as of December 30, 2023, by and between Inpixon and XTI Aircraft Company.	8-K	001-36404	10.3	January 3, 2024
10.45	Second Amendment to Senior Secured Promissory Note, dated as of February 2, 2024, by and between Inpixon and XTI Aircraft Company.	8-K	001-36404	10.1	February 5, 2024
10.46	Exchange Agreement, dated March 12, 2024, by and between Inpixon and Streeterville Capital, LLC.	8-K	001-36404	10.2	March 15, 2024
10.47	Securities Purchase Agreement, dated March 12, 2024, by and between Inpixon and 3AM Investments LLC.	8-K	001-36404	10.3	March 15, 2024
10.48	Form of Indemnification Agreement.	8-K	001-36404	10.4	March 15, 2024
10.49	Consulting Agreement, dated March 12, 2024, by and between XTI Aerospace, Inc. and Nadir Ali.	8-K	001-36404	10.5	March 15, 2024
10.50	Consulting Agreement, dated March 12, 2024, by and between XTI Aerospace, Inc. and Wendy Loundermon.	8-K	001-36404	10.6	March 15, 2024
10.51+	Amendment to Employment Agreement, dated March 12, 2024, by and between Inpixon and Nadir Ali.	8-K	001-36404	10.7	March 15, 2024
10.52+	Amendment to Employment Agreement, dated March 12, 2024, by and between Inpixon and Wendy Loundermon.	8-K	001-36404	10.8	March 15, 2024
10.53+	Amendment to Inpixon Transaction Bonus Plan, dated March 11, 2024.	8-K	001-36404	10.9	March 15, 2024
10.54+	Form of Acknowledgement Agreement.	8-K	001-36404	10.10	March 15, 2024
10.55†#	Aircraft Purchase Agreement, dated February 2, 2022, among XTI Aircraft Company, Mesa Airlines, Inc. and Mesa Air Group, Inc.					X
10.56†	Note Purchase Agreement, dated as of May 1, 2024, by and between XTI Aerospace, Inc. and Streeterville Capital, LLC.	8-K	001-36404	10.1	May 1, 2024
10.57	Guaranty, dated as of May 1, 2024, of XTI Aircraft Company.	8-K	001-36404	10.2	May 1, 2024
10.58	Pledge Agreement, dated as of May 1, 2024, by and between XTI Aerospace, Inc. and Streeterville Capital, LLC.	8-K	001-36404	10.3	May 1, 2024
10.59†	Security Agreement, dated as of May 1, 2024, by and between XTI Aircraft Company and Streeterville Capital, LLC.	8-K	001-36404	10.4	May 1, 2024
10.60	Form of Exchange Agreement.	8-K	001-36404	10.5	May 1, 2024
10.61+	Employment Agreement, dated May 6, 2024, by and between XTI Aerospace, Inc. and Scott Pomeroy.	8-K	001-36404	10.1	May 10, 2024
10.62+	Employment Agreement, dated May 8, 2024, by and between XTI Aerospace, Inc. and Brooke Turk.	8-K	001-36404	10.2	May 10, 2024
10.63+	Tensie Axton Offer Letter	8-K	001-36404	10.1	May 15, 2024
10.64+	Non-Employee Director Compensation Policy.	8-K	001-36404	10.3	May 15, 2024
10.65	Amendment No. 3 to Equity Distribution Agreement, dated as of May 28, 2024, by and between XTI Aerospace, Inc. and Maxim Group LLC.	8-K	001-36404	10.1	May 29, 2024
10.66	Amendment No. 4 to Equity Distribution Agreement, dated as of May 31, 2024, by and between XTI Aerospace, Inc. and Maxim Group LLC.	8-K	001-36404	10.1	May 31, 2024

10.67	Exchange Agreement, dated May 30, 2024, by and between XTI Aerospace, Inc. and the Warrant Holder.	8-K	001-36404	10.2	May 31, 2024
10.68	Amendment No. 5 to Equity Distribution Agreement, dated as of June 10, 2024, by and between XTI Aerospace, Inc. and Maxim Group LLC.	8-K	001-36404	10.1	June 10, 2024
10.69	Amendment No. 6 to Equity Distribution Agreement, dated as of June 14, 2024, by and between XTI Aerospace, Inc. and Maxim Group LLC.	8-K	001-36404	10.1	June 14, 2024
10.70	Form of Exchange Agreement.	8-K	001-36404	10.2	June 14, 2024
10.71	Letter Agreement, signed June 18, 2024, by and between Damon Motors Inc. and XTI Aerospace, Inc.	8-K	001-36404	10.1	June 24, 2024
10.72†	Capital Collation and Distribution Agreement, dated as of dated June 28, 2024, by and among XTI Aerospace, Inc., FC Imperial Limited, PIC IHC LLP and a Global Administrative Service Provider.	8-K	001-36404	10.1	July 1, 2024
10.73+	Employment Agreement, dated September 19, 2024, by and between XTI Aerospace, Inc. and Tobin Arthur.	8-K	001-36404	10.1	September 23, 2024
10.74	Form of Second Letter Agreement by and between Damon Motors Inc. and XTI Aerospace, Inc.	8-K	001-36404	10.1	October 4, 2024
10.75+	Employment Agreement, dated October 28, 2024, by and between XTI Aerospace, Inc. and Jennifer Gaines.	8-K	001-36404	10.1	October 30, 2024
10.76	Consent Waiver and Release, dated November 17, 2024, by and among XTI Aerospace, Inc., 3AM Investments LLC and Streeterville Capital, LLC.	8-K	001-36404	10.1	November 18, 2024
10.77	Letter Agreement, dated November 17, 2024, by and among XTI Aerospace, Inc., Nadir Ali, 3AM Investments LLC, Grafiti Group LLC and Grafiti LLC.	8-K	001-36404	10.2	November 18, 2024
10.78	Placement Agency Agreement, dated January 7, 2025, by and between XTI Aerospace, Inc. and ThinkEquity LLC.	8-K	001-36404	10.1	January 10, 2025
10.79	Form of Lock-Up Agreement.	8-K	001-36404	10.2	January 10, 2025
10.80	Settlement Agreement, dated March 27, 2025, by and between XTI Aerospace Inc., 3AM Investments LLC, Grafiti Group LLC, and Nadir Ali.	8-K	001-36404	10.1	March 28, 2025
10.81	Form of Lock-Up Agreement.	8-K	001-36404	10.1	March 31, 2025
16.1	Letter from Marcum LLP to the Securities and Exchange Commission, dated March 27, 2025.	8-K	001-36404	16.1	March 27, 2025
19.1	Insider Trading Policy.					X
21.1	List of Subsidiaries of the Company.					X
23.1	Consent of Marcum LLP.					X
24.1	Power of Attorney (included on signature page).					X
31.1	Certification of the Company’s Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Company’s Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1##	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	XTI Aerospace, Inc. Clawback Policy.	10-K	001-36404	97.1	April 16, 2024
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

+	Indicates a management contract or compensatory plan.
†	Exhibits, schedules and similar attachments have been omitted pursuant to Item 601 of Regulation S-K and the registrant undertakes to furnish supplemental copies of any of the omitted exhibits and schedules upon request by the SEC.
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

XTI AEROSPACE, INC.

Date: April 15, 2025	By:	/s/ Scott Pomeroy
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Scott Pomeroy	Chief Executive Officer, Chairman and Director	April 15, 2025
Scott Pomeroy	(Principal Executive Officer)

/s/ Brooke Turk	Chief Financial Officer	April 15, 2025
Brooke Turk	(Principal Financial and Accounting Officer)

/s/ David Brody	Director	April 15, 2025
David Brody

/s/ Soumya Das	Director	April 15, 2025
Soumya Das

/s/ Kareem Irfan	Director	April 15, 2025
Kareem Irfan

/s/ Tensie Axton	Director	April 15, 2025
Tensie Axton