Form 10-Q
period 2025-03-31
XTI Aerospace, Inc.
filed 2025-05-19
CIK 1529113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number: 001-36404

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

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2025
Common Stock, par value $0.001	6,287,540

XTI AEROSPACE, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2025

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

In this report, unless otherwise noted, or the context otherwise requires, the terms “XTI Aerospace,” the “Company,” “we,” “us,” and “our” refer to XTI Aerospace, Inc., Inpixon GmbH, Inpixon Holding UK Limited, IntraNav GmbH and, prior to the closing of the XTI Merger, Merger Sub, and after the XTI Merger, Legacy XTI.

The Company determined the XTI Merger should be accounted for as a reverse acquisition with Legacy XTI being considered the accounting acquirer. Therefore, the condensed consolidated financial statements included in this report represent a continuation of the financial statements of Legacy XTI and the results of operations of the accounting acquired entity, Legacy Inpixon, are included in the condensed consolidated financial statements as of the Closing Date and through the March 31, 2025 reporting date.

Note Regarding Reverse Stock Splits

The Company effected a reverse stock split of its outstanding common stock at a ratio of 1-for-100, effective as of March 12, 2024, for the purpose of complying with Nasdaq Listing Rule 5550(a)(2) and satisfying the bid price requirements applicable for initial listing applications in connection with the closing of the XTI Merger. The Company also effected a reverse stock split of its outstanding common stock at a ratio of 1-for-250, effective as of January 10, 2025, for the purpose of complying with Nasdaq Listing Rule 5550(a)(2). The Company has reflected the reverse stock splits on a retroactive basis herein, unless otherwise indicated.

PART I — FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

XTI AEROSPACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value data)

	As of March 31, 2025	As of December 31, 2024
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$8,008	$4,105
Accounts receivable, net of allowance for credit losses of $30 and $18 as of March 31, 2025 and December 31, 2024, respectively	573	706
Other receivables	21	538
Inventories	2,318	2,214
Prepaid expenses and other current assets	1,607	1,018

Total Current Assets	12,527	8,581

Property and equipment, net	224	206
Operating lease right-of-use asset, net	288	340
Intangible assets, net	1,308	1,884
Goodwill	12,418	12,072
Other assets	362	1,208

Total Assets	$27,127	$24,291

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

XTI AEROSPACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except number of shares and par value data)

	As of March 31, 2025	As of December 31, 2024
	(Unaudited)
Liabilities, Mezzanine Equity, and Stockholders’ Equity

Current Liabilities
Accounts payable	$3,866	$5,487
Related party payables	—	51
Accrued expenses and other current liabilities	1,616	6,703
Accrued interest	342	522
Customer deposits	1,350	1,350
Warrant liability	4,442	—
Operating lease obligation, current	91	119
Deferred revenue	808	532
Short-term debt	—	2,657

Total Current Liabilities	12,515	17,421

Long Term Liabilities
Long-term debt	65	65
Operating lease obligation, noncurrent	206	231

Total Liabilities	12,786	17,717

Commitments and Contingencies (Note 18)

Mezzanine Equity
Representative and placement agent warrants, net of issuance costs of $40	412	—

Stockholders’ Equity
Preferred Stock - $0.001 par value; 5,000,000 shares authorized
Series 4 Convertible Preferred Stock - 10,415 shares authorized; 1 share issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Series 5 Convertible Preferred Stock - 12,000 shares authorized; 126 shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Series 9 Preferred Stock - 20,000 shares authorized; 0 shares issued and outstanding as of March 31, 2025, and 11,302 and 1,331 shares issued and outstanding as of December 31, 2024	—	1,331
Common Stock - $0.001 par value; 500,000,000 shares authorized; 4,787,540 and 1,685,021 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.	5	2
Additional paid-in capital	120,513	99,425
Accumulated other comprehensive loss	(155)	(622)
Accumulated deficit	(106,434)	(93,562)

Total Stockholders’ Equity	13,929	6,574

Total Liabilities, Mezzanine Equity, and Stockholders’ Equity	$27,127	$24,291

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

XTI AEROSPACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	For the Three Months Ended March 31,
	2025	2024
	(Unaudited)
Revenues	$484	$220

Cost of Revenues	149	79

Gross Profit	335	141

Operating Expenses
Research and development	1,714	464
Sales and marketing	1,021	304
General and administrative	7,380	1,717
Merger-related transaction costs	—	6,490
Impairment of intangible assets	531	—
Amortization of intangible assets	91	43

Total Operating Expenses	10,737	9,018

Loss from Operations	(10,402)	(8,877)

Other (Expense) Income
Interest expense, net	(217)	(261)
Amortization of deferred loan costs	—	(17)
Loss on extinguishment of debt	(421)	(6,732)
Warrant issuance expense	(2,016)	—
Change in fair value of warrant liability	503	398
Change in fair value of convertible notes payable	—	12,882
Other	(334)	9
Total Other (Expense) Income	(2,485)	6,279

Net Loss, before tax	(12,887)	(2,598)
Income tax provision	15	(4)
Net Loss	$(12,872)	$(2,602)

Preferred stock return	(29)	(61)
Net Loss Attributable to Common Stockholders, Basic and Diluted	$(12,901)	$(2,663)

Net Loss Per Share, Basic and Diluted	$(3.80)	$(124.05)

Weighted Average Shares Outstanding, Basic and Diluted	3,384,736	21,467

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

XTI AEROSPACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	For the Three Months Ended March 31,
	2025	2024
	(Unaudited)
Net Loss	$(12,872)	$(2,602)
Unrealized foreign exchange loss from cumulative translation adjustments	(155)	(166)
Comprehensive Loss	$(13,027)	$(2,768)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

XTI AEROSPACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2025

(Unaudited)

(In thousands, except share data)

	Series 9					Accumulated
	Preferred Stock at Redemption Value		Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance - January 1, 2025	1,331	$1,331	1,685,021	$2	$99,425	$(622)	$(93,562)	$6,574
Common shares issued for net cash proceeds of ATM offering	—	—	169,299	—	1,667	—	—	1,667
Common shares issued for net cash proceeds of public offerings	—	—	2,219,746	2	17,900	—	—	17,902
Common shares issued for conversion of debt	—	—	240,229	—	750	—	—	750
Common shares issued for exercise of liability classified warrants	—	—	300,000	—	408	—	—	408
Redemption of Series 9 preferred stock	(1,331)	(1,331)	—	—	(96)	—	—	(1,427)
Stock-based compensation	—	—	—	—	455	—	—	455
Cumulative translation adjustment	—	—	—	—	—	467	—	467
Other	—	—	173,245	1	4	—	—	5
Net loss	—	—	—	—	—	—	(12,872)	(12,872)
Balance – March 31, 2025	—	$—	4,787,540	$5	$120,513	$(155)	$(106,434)	$13,929

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

XTI AEROSPACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2024

(Unaudited)

(In thousands, except share data)

	Series 9					Accumulated		Total
	Preferred Stock at Redemption Value		Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance - January 1, 2024	—	$—	12,791	$—	$26,330	$—	$(57,959)	$(31,629)
Common and preferred shares issued via merger	11,302	11,302	8,303	—	14,303	—	—	25,605
Common shares issued for conversion of debt	—	—	11,551	—	9,614	—	—	9,614
Inducement loss on debt conversions	—	—	—	—	6,732	—	—	6,732
Common shares issued to Xeriant, Inc.	—	—	1,194	—	—	—	—	—
Common shares issued for cashless exercise of warrants and options	—	—	1,928	—	—	—	—	—
Capital contribution - forgiveness of related party payable	—	—	—	—	380	—	—	380
Stock-based compensation	—	—	3,911	—	5,792	—	—	5,792
Cumulative translation adjustment	—	—	—	—	—	(166)	—	(166)
Series 9 preferred stock dividend accrued	—	—	—	—	(61)	—	—	(61)
Net loss	—	—	—	—	—	—	(2,602)	(2,602)
Balance - March 31, 2024	11,302	$11,302	39,678	$—	$63,090	$(166)	$(60,561)	$13,665

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

XTI AEROSPACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended March 31,
	2025	2024
	(Unaudited)
Cash Flows Used in Operating Activities

Net loss	$(12,872)	$(2,602)

Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32	13
Amortization of intangible assets	91	43
Amortization of right-of-use asset	53	10
Non-cash interest expense, net of interest income	145	94
Stock-based compensation	455	5,792
Impairment of intangible assets	531	—
Change in fair value of convertible notes payable	—	(12,882)
Loss on extinguishment of debt	421	6,732
Warrant issuance expense	2,016	—
Change in fair value of warrant liability	(503)	(398)
Other	3	(123)

Changes in operating assets and liabilities:
Accounts receivable and other receivables	157	(143)
Inventories	(19)	373
Prepaid expenses and other current assets	(594)	(841)
Other assets	348	(7)
Accounts payable	(624)	1,722
Related party payables	(51)	(60)
Accrued expenses and other current liabilities	(4,892)	(496)
Accrued interest	67	243
Deferred revenue	46	(13)
Operating lease obligation	(52)	(8)

Net Cash Used in Operating Activities	(15,242)	(2,551)

Cash Flows (Used in) Provided by Investing Activities
Purchase of property and equipment	(45)	(7)
Cash received in purchase of Inpixon	—	2,968
Purchase of intangible asset	—	(3)
Net Cash (Used in) Provided by Investing Activities	(45)	2,958

Cash Provided by Financing Activities
Net proceeds from sale of common stock and pre-funded warrants via public offerings	21,651	—
Net proceeds from ATM stock offering	1,667	—
Net proceeds from the exercise of liability classified warrants	1	—
Net proceeds from promissory notes	—	378
Net proceeds from loan from Inpixon (prior to merger)	—	1,012
Redemption of Series 9 preferred stock	(1,427)	—
Repayments of promissory notes	(2,719)	—
Net Cash Provided by Financing Activities	19,173	1,390

Effect of Foreign Exchange Rate on Changes on Cash	17	(1)

Net Increase in Cash and Cash Equivalents	3,903	1,796

Cash and Cash Equivalents - Beginning of period	4,105	5

Cash and Cash Equivalents - End of period	$8,008	$1,801

Supplemental Disclosure of cash flow information:
Cash paid for:
Interest	$281	$2
Income Taxes	$—	$4

Non-cash investing and financing activities
Common shares issued for conversion of debt and accrued interest	$750	$9,614
Issuance of common shares for merger consideration, net of cash received	$—	$22,637
Right-of-use asset obtained in exchange for lease liability	$—	$394
Capital contribution - forgiveness of related party payable	$—	$380
Series 9 preferred stock dividend accrued	$—	$61

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature of Business

On March 12, 2024 (the “Closing Date”), XTI Aerospace, Inc., the “Company”, formerly known as Inpixon (“Legacy Inpixon”), Superfly Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Legacy Inpixon (“Merger Sub”), and XTI Aircraft Company, a Delaware corporation (“Legacy XTI”), completed their previously announced merger transaction (the “XTI Merger”).

The Company is primarily an aircraft development company. The Company also provides real-time location systems (“RTLS”) for the industrial sector, which was Legacy Inpixon’s focus prior to the closing of the XTI Merger. Headquartered in Englewood, Colorado, the Company is developing a vertical takeoff and landing (“VTOL”) airplane that is designed to take off and land like a helicopter and cruise like a fixed-wing business airplane. Since 2013, the Company has been engaged primarily in developing the aerodynamic performance and top-level engineering design of the TriFan 600, building and testing a two-thirds scale unmanned version of the TriFan 600, generating pre-orders for the TriFan 600, and seeking funds from investors to enable the Company to advance the detailed design and certification of the TriFan 600, and to eventually engage in commercial production and sale of the TriFan 600 airplane.

The Company’s RTLS solutions leverage cutting-edge technologies such as IoT, AI, and big data analytics to provide real-time tracking and monitoring of assets, machines, and people within industrial environments. With the Company’s RTLS solutions, businesses can achieve improved operational efficiency, enhanced safety and reduced costs. By having real-time visibility into operations, industrial organizations can make informed, data-driven decisions, minimize downtime, and ensure compliance with industry regulations.

Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results for the three months ended March 31, 2025 are not necessarily indicative of the results for the full year ending December 31, 2025. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes for the years ended December 31, 2024 and 2023 included in the annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on April 15, 2025.

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Summary of Significant Accounting Policies

The Company’s complete accounting policies are described in Note 3 to the Company’s audited consolidated financial statements and notes for the year ended December 31, 2024.

Liquidity

As of March 31, 2025, the Company had cash of approximately $8.0 million. For the three months ended March 31, 2025, the Company had a net loss of approximately $12.9 million. During the three months ended March 31, 2025, the Company used approximately $15.2 million of cash for operating activities.

There can be no assurances that the Company will ever earn revenues sufficient to support its operations, or that it will ever be profitable. In order to continue its operations, the Company has supplemented the revenues it earned with proceeds from the sale of its equity securities and proceeds from loans.

The Company’s recurring losses and utilization of cash in its operations are indicators of going concern issues. However, the Company’s current liquidity position was favorably impacted by the cash raised under its now expired ATM and via two public offerings aggregating approximately $23.3 million during the three months ended March 31, 2025, along with repaying and settling certain debt and other obligations during March 2025. This, along with the Company’s ability to defer or eliminate certain operating expenses that are under its control and the revenues expected to be generated by the Industrial IoT segment lead the Company to believe it has the ability to mitigate such concerns for a period of at least one year from the date these financial statements are issued.

Consolidations

The condensed consolidated financial statements have been prepared using the accounting records of Legacy XTI and as of March 12, 2024 (the effective date of the XTI Merger) and forward, the accounting records of XTI Aerospace, Inc. (formerly known as Inpixon), Inpixon GmbH (formerly known as Nanotron Technologies GmbH), Inpixon Holding UK Limited, and Intranav GmbH. All material inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each of the reporting periods. Actual results could differ from those estimates. The Company’s significant estimates consist of:

●	the valuation of stock-based compensation;

●	the valuation of the Company’s common stock issued and assets acquired in transactions, including acquisitions;

●	the valuation of convertible notes receivable;

●	the valuation of convertible notes payable, at fair value;

●	the valuation of warrant liabilities; and

●	the valuation allowance for deferred tax assets.

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

The customers who account for 10% or more of the Company’s revenue for the three months ended March 31, 2025 or March 31, 2024 or 10% or more of the Company’s outstanding receivable balance as of March 31, 2025 or March 31, 2024 are presented as follows:

	Percentage of revenues		Percentage of accounts payable
	Three Months Ended March 31,		As of March 31,
Vendor	2025	2024	2025	2024
A	23%	**	34%	24%
B	17%	**	**	**
C	16%	73%	13%	32%
D	11%	**	**	24%
E	**	**	25%	**

**	Represents less than 10% of the total for the respective period.

The vendors who account for 10% or more of the Company’s purchases for the three months ended March 31, 2025 or March 31, 2024 or 10% or more of the Company’s outstanding payable balance as of March 31, 2025 or March 31, 2024 are presented as follows:

	Percentage of purchases		Percentage of accounts payable
	Three Months Ended March 31,		As of March 31,
Vendor	2025	2024	2025	2024
A	11%	**	**	**
B	10%	**	**	**
C	**	**	22%	**
D	**	**	15%	**
E	**	**	14%	**
F	**	15%	**	26%

**	Represents less than 10% of the total for the respective period.

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

For the three months ended March 31, 2025, the Company determined that its long-lived assets were impaired by approximately $0.5 million.

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss, as adjusted for any dividends on the preferred stock for the period, attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, adjusted for outstanding shares that are subject to repurchase or outstanding shares that are contingently returnable by the holder. Contingently issuable shares, including shares that are issuable for little or no cash consideration, are considered outstanding common shares and included in net loss per share as of the date that all necessary conditions have been satisfied. Such shares include outstanding penny warrants and shares that were issuable to Xeriant Inc. (“Xeriant”) related to the joint venture arrangement that expired on May 31, 2023.

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Foreign Currency

The functional currency for the Company’s subsidiaries is determined based on the primary economic environment in which the subsidiary operates. The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenues and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in cumulative translation adjustment included in “Accumulated other comprehensive loss” in stockholders’ equity on the condensed consolidated balance sheets. The Company remeasures monetary assets and liabilities that are not denominated in the functional currency at exchange rates in effect at the end of each period. Gains and losses from these remeasurements are recognized in general and administrative expenses in the condensed consolidated statements of operations. Foreign exchange gains (losses) were immaterial for the three months ended March 31, 2025 and 2024, respectively.

Segments

The Company and its Chief Executive Officer, acting as the Chief Operating Decision Maker (“CODM”) determined its operating segments in accordance with ASC 280, “Segment Reporting” (“ASC 280”). The Company is organized and operates as two reporting segments based on similar economic characteristics, the nature of products and production processes, end-use markets, channels of distribution, and regulatory environments.

Recently Issued and Adopted Accounting Standards

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures, which includes amendments to require the disclosure of certain specific costs and expenses that are included in a relevant expense caption on the face of the income statement. Specific costs and expenses that would be required to be disclosed include: purchases of inventory, employee compensation, depreciation and intangible asset amortization. Additionally, a qualitative description of other items is required, equal to the difference between the relevant expense caption and the separately disclosed specific costs. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, and are applied either prospectively or retrospectively at the option of the Company. The Company is evaluating the impact of the amendments on our condensed consolidated financial statements and disclosures.

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Standards Not Yet Adopted

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

	For the Three Months Ended March 31,
	2025	2024
Recurring revenue
Software	$320	$53
Total recurring revenue	$320	$53

Non-recurring revenue
Hardware	$162	$162
Software	2	-
Professional services	-	5
Total non-recurring revenue	$164	$167

Total Revenue	$484	$220

	For the Three Months Ended March 31,
	2025	2024
Revenue recognized at a point in time
Industrial IoT (1)	$164	$162
Total	$164	$162

Revenue recognized over time
Industrial IoT (2) (3)	$320	$58
Total	$320	$58

Total Revenue	$484	$220

(1)	Hardware and Software’s performance obligation is satisfied at a point in time when they are shipped to the customer.

(2)	Professional services are also contracted on the fixed fee and time and materials basis. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date, in which revenue is recognized over time.

(3)	Software As A Service Revenue’s performance obligation is satisfied evenly over the service period using a time-based measure because the Company is providing continuous access to its service and revenue is recognized over time.

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Deferred revenue

As of December 31, 2024 and March 31, 2025, the Company had approximately $0.5 million and $0.8 million, respectively, in deferred revenue. This deferred revenue balance relates to cash received in advance for product maintenance services and professional services provided by the Company’s technical staff. The fair value of the deferred revenue approximates the services to be rendered. The Company expects to satisfy its remaining performance obligations for these maintenance services and professional services and recognize the deferred revenue and related contract costs over the next twelve months.

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

The Company determined the estimated fair value of common stock included in consideration to be calculated based on Legacy Inpixon’s common stock outstanding of 2,075,743 multiplied by the price of Legacy Inpixon’s common stock on March 12, 2024 of $5.27 (which reflects the 1-for-100 reverse stock split of the Company’s outstanding common stock that became effective before the closing of the XTI Merger). The Company utilized Legacy Inpixon’s common stock price in determining fair value as it is more reliably measurable than the value of Legacy XTI’s (accounting acquirer) equity interests given it is not a publicly traded entity.

The aggregate fair value of warrants was approximately $3.3 million was included in the total equity consideration. A portion of this total represents 918,689 warrants outstanding by the Company with a fair value of $1.00 per warrant, which is the warrant’s redemption value. The warrant fair value was determined to be the redemption value as the warrants include protective covenants for the Company that prevent the holder from exercising the warrants. The remainder of this total represents 491,310 warrants with a fair value of $4.75 per warrant, which was determined by using level 3 inputs and utilizing a Black-Scholes valuation. Significant inputs related to these warrants are as follows:

Fair value of common stock	$5.27
Exercise price	$5.13
Expected term	4.76 years
Volatility	146%
Risk-free interest rate	4.2%
Dividend yield	—%

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of preferred stock of approximately $11.3 million included in the total equity consideration represents 11,302 shares of Series 9 Preferred Stock that were issued and outstanding by the Company upon the consummation of the XTI Merger at a stated value and fair value of $1,000 per share.

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

The assets were valued using a combination of a multi-period excess earnings methodologies, a relief from royalty approach, a discounted cash flow approach and present value of cash flows approach. The goodwill represents the excess fair value after the allocation of intangibles. As a nontaxable transaction, the historical tax bases of the acquired assets, liabilities and tax attributes have carried over. Although no new tax goodwill has been created in the transaction, the Company has approximately $5.8 million of tax deductible goodwill that arose in previous transactions that carries over.

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Proforma Financial Information

The following unaudited proforma financial information presents the consolidated results of operations of the Company and Legacy Inpixon for the three months ended March 31, 2024, as if the acquisition had occurred as of the beginning of the first period presented (January 1, 2024) instead of on March 12, 2024. The proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.

The proforma financial information for the Company and Legacy Inpixon is as follows (in thousands):

For the Three Months Ended March 31, 2024
Revenues	$727
Net loss attributable to common stockholders	$(16,530)
Net loss per basic and diluted share	$(416.60)
Weighted average common shares outstanding:
Basic and Diluted	39,678

Note 7 - Goodwill and Intangible Assets

Goodwill

In connection with the XTI Merger, the excess of the purchase price over the estimated fair value of the net assets assumed of $12.4 million was recognized as goodwill.

The following table summarizes the changes in the carrying amount of Goodwill for the three months ended March 31, 2025 (in thousands):

Amount
Beginning balance - January 1, 2025	$12,072
Foreign currency translation adjustment	346
Ending balance - March 31, 2025	$12,418

The Company tests goodwill for impairment at the reporting unit level annually, on October 1, or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists. In accordance with ASC 350, the Company first performed a qualitative assessment to determine if there were any indicators of goodwill impairment that would require a quantitative analysis to be performed. The results of the qualitative analysis performed by the Company indicated there was a triggering event during the three months ended March 31, 2025 related to the IoT reporting unit, in the form of a sustained decrease of the Company’s stock price and a consistent history of operating losses.

In accordance with ASC 350, given a triggering event was identified, the Company performed a quantitative goodwill impairment analysis related to its Industrial IoT reporting unit, which concluded the carrying amount of the reporting unit did not exceed its estimated fair value, indicating that the goodwill of the reporting unit was not impaired. The Company utilized an income approach to assess the fair value of the reporting unit as of March 31, 2025. The income approach considered the discounted cash flow model, considering projected future cash flows (including timing and profitability), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, and projected future economic and market conditions.

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

Intangible assets at March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	March 31, 2025
	Gross Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Remaining Weighted Average Useful Life
Patents	$468	$(191)	-	$277	9.5
Trade Name/Trademarks	461	(160)	(87)	214	5.2
Proprietary Technology	1,318	(380)	(221)	717	5.5
Customer Relationships	127	(27)	-	100	4.0
In-Process R&D	243	(20)	(223)	-	-
Totals	$2,617	$(778)	(531)	$1,308

	December 31, 2024
	Gross Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Patents	$468	$(184)	$—	$284
Trade Name/Trademarks	897	(142)	(451)	304
Proprietary Technology	2,860	(326)	(1,583)	951
Customer Relationships	684	(109)	(473)	102
In-Process R&D	243	—	—	243
Totals	$5,152	$(761)	$(2,507)	$1,884

Amortization expense for the three months ended March 31, 2025 and 2024 was approximately $0.09 million and $0.04 million, respectively.

Future amortization expense on intangibles assets is anticipated to be as follows (in thousands):

Year ending December 31,	Amount
2025 (for 9 months)	$173
2026	231
2027	231
2028	231
2029	185
2030 and thereafter	257
Total	$1,308

The Company tests for impairment if a change in circumstances or the occurrence of events indicates that potential impairment exists. In accordance with ASC 360, the Company first performed a qualitative assessment to determine if there were any indicators of impairment that would require a quantitative analysis to be performed. The results of the qualitative analysis performed by the Company determined there was a triggering event during the three months ended March 31, 2025, in the form of a sustained decrease of the Company’s stock price and a consistent history of operating losses. The Company notes that based on a quantitative assessment, the Company recorded an impairment to its Trade Names & Trademarks, Proprietary Technology, and In-Process Research and Development of $0.1 million, $0.2 million, and $0.2 million, respectively, for the three months ended March 31, 2025, which is included in ‘Impairment of intangible assets’ in the condensed consolidated statements of operations. The Company notes that these assets were part of the Company’s Industrial IoT segment.

The Company assessed the fair value of the Trade Names & Trademarks, Proprietary Technology, and In-Process Research and Development by using an income approach in the form of a relief from royalty model, which considered a specified royalty rate, discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, and projected future economic and market conditions.

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Other Balance Sheet Information

Prepaid expenses and other current assets

Prepaid expenses and other current assets as of March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	As of March 31, 2025	As of December 31, 2024
AVX deposit - related party	$459	$464
Prepaid insurance	703	293
Deposits	178	88
Prepaid consulting/professional fees	120	15
Prepaid software	56	89
Other	91	69
Total prepaid expenses and other current assets	$1,607	$1,018

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities as of March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	As of March 31, 2025	As of December 31, 2024
Accrued transaction bonuses – Strategic Transaction Bonus Plan	$—	$4,266
Accrued transaction bonuses – related party	—	400
Accrued bonus and commissions	521	1,163
Accrued compensation and benefits	636	446
Accrued other	459	428
Total accrued expenses and other current liabilities	$1,616	$6,703

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Debt

The Company’s outstanding debt consisted of the following at the periods indicated (in thousands):

Short-Term Debt	Maturity	March 31, 2025	December 31, 2024
Promissory Note - May 1, 2024[1]	5/1/2025	$—	$1,442
Promissory Note - May 24, 2024[1]	5/24/2025	—	1,426
Unamortized Discounts		—	(211)
Total Short-Term Debt		$—	$2,657

Long-Term Debt
SBA loan	6/3/2050	$65	$65
Total Long-Term Debt		$65	$65

[1]	Promissory note was repaid in full during the three months ended March 31, 2025.

Interest expense on outstanding debt totaled approximately $0.2 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively.

Streeterville Debt Exchanges and Repayment

During the three months ended March 31, 2025, the Company issued an aggregate of 240,229 shares of common stock (the “Exchange Shares”) to Streeterville Capital, LLC (“Streeterville”), the holder of that certain outstanding secured promissory note of the Company issued on May 1, 2024 (the “Original Note”), at a price between $2.48 and $4.21 per share, in each case equal to the Minimum Price as defined in Nasdaq Listing Rule 5635(d) in accordance with the terms and conditions of certain exchange agreements, pursuant to which the Company and Streeterville agreed to (i) partition new secured promissory notes in the form of the Original Note in the aggregate original principal amount of $750,000 and then cause the outstanding balance of the Original Note to be reduced by an aggregate of $750,000; and (ii) exchange the partitioned notes for the delivery of the Exchange Shares.

On March 31, 2025 and using the net proceeds from the March Offering (see “March 2025 Public Offering” disclosure in Note 10), the Company repaid the remaining obligation of approximately $2.7 million (which included principal, accrued interest and monitoring fees, and a 15% prepayment penalty) in respect of the two secured promissory notes issued by the Company to Streeterville on May 1, 2024 and May 24, 2024. As a result of the repayments, Streeterville released its security interest in the stock the Company owns in Legacy XTI and the assets owned by Legacy XTI. Due to the repayment of the promissory notes occurring before the maturity date, the Company incurred a loss on extinguishment of debt of approximately $0.4 million, which is reported within other (expense) income on the condensed consolidated statements of operations.

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Common Stock

Capital Raises

At-the-Market (ATM) Offering Program

The Company was able, from time to time, to sell shares of the Company’s common stock under its “at-the-market” offering program (the “ATM”) through Maxim Group LLC (“Maxim”), as the Company’s exclusive sales agent, up to a maximum offering amount of approximately $83.3 million, pursuant to that certain Equity Distribution Agreement, dated as of July 22, 2022, by and between the Company and Maxim, as amended from time to time (the “Equity Distribution Agreement”). The term of the Equity Distribution Agreement expired on December 31, 2024. Maxim was entitled to compensation at a fixed commission rate of 3.0% of the gross sales price per share sold, excluding Maxim’s costs and out-of-pocket expenses incurred in connection with its services, including the fees and out-of-pocket expenses of its legal counsel.

During the three months ended March 31, 2025, the Company sold 169,299 shares of common stock under the Equity Distribution Agreement at per share price of $10.00, resulting in net proceeds to the Company of approximately $1.7 million. This sale originated on December 31, 2024 and closed in early January 2025.

January 2025 Public Offering

On January 7, 2025, the Company entered into a placement agency agreement with ThinkEquity LLC (the “Placement Agent”), pursuant to which the Company agreed to issue and sell directly to various investors, in a best efforts public offering (the “January Offering”), an aggregate of 1,454,546 shares of common stock at an offering price of $13.75 per share. The January Offering closed on January 10, 2025 resulting in net proceeds to the Company, after deducting commissions and other expenses, of approximately $18.3 million.

As part of its compensation for acting as placement agent for the January Offering, the Company issued to the Placement Agent warrants (the “Placement Agent Warrants”) to purchase 72,727 shares of common stock. The Placement Agent Warrants are exercisable commencing January 10, 2025, expire January 8, 2030 and have an exercise price of approximately $17.19 per share.

March 2025 Public Offering

On March 28, 2025, the Company entered into an underwriting agreement with ThinkEquity LLC (the “Representative”), as the representative of the underwriters named therein, relating to a firm commitment underwritten public offering (the “March Offering”) of 765,200 shares of common stock (the “Shares”), pre-funded warrants (the “Pre-funded Warrants”) to purchase up to 2,176,000 shares of common stock, and common warrants (the “Common Warrants” and together with the Pre-funded Warrants, the “Warrants”) to purchase up to 2,941,200 shares of common stock. The combined public offering price for each Share, together with one Common Warrant, was $1.36. The combined public offering price for each Pre-funded Warrant, together with one Common Warrant, was $1.359. Each Share, or a Pre-funded Warrant in lieu thereof, was sold together with one Common Warrant.

The March Offering closed on March 31, 2025. The net proceeds to the Company from the sale of the Shares and the Warrants after deducting the underwriting discounts and commissions and other expenses payable by the Company were approximately $3.4 million.

Allocation of Net Proceeds

The aggregate net proceeds from the January Offering and the March Offering were approximately $21.7 million. For reporting purposes, the Company allocated approximately $17.9 million of net proceeds to the sales of common stock and approximately $3.8 million of net proceeds to the issuance of warrants. The net proceeds were allocated to each of the warrants and the common stock based on their relative fair value as of the date of issuance.

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share with rights, preferences, privileges and restrictions as to be determined by the Company’s Board of Directors.

Series 9 Preferred Stock Redemptions

On November 17, 2024, the Company entered into a Consent, Waiver and Release Agreement (the “Consent Agreement”) with Streeterville and 3AM Investments, LLC (“3AM”), an entity controlled by Nadir Ali, Legacy Inpixon’s former Chief Executive Officer and a former director of Legacy Inpixon, pursuant to which Streeterville and 3AM authorized the Company to raise up to an additional $5,000,000 under the ATM (the “ATM Increase”) in consideration for the Company’s agreement to pay, on a weekly basis, 20% of the proceeds it receives from sales under the ATM in connection with the ATM Increase (the “Redemption Proceeds”) to Streeterville and 3AM to redeem a portion of their Series 9 Preferred Stock, to be distributed as follows: (i) 75% of the Redemption Proceeds to Streeterville (15% of all proceeds received from sales under the ATM), and (ii) 25% of the Redemption Proceeds to 3AM (5% of all proceeds received from sales under the ATM).

As of December 31, 2024, Streeterville and 3AM held zero and 1331.12 shares of Series 9 Preferred Stock, respectively.

Pursuant to the Consent Agreement, the Company delivered an aggregate of $175,395 to 3AM on January 5, 2025, which amount represents the Redemption Proceeds payable to 3AM in connection with amounts received by the Company on January 2, 2025 from sales under the ATM originating on December 31, 2024. Such payments were made for 167.00 shares of the Company’s Series 9 Preferred Stock held by 3AM. The Company entered into an acknowledgment agreement with 3AM to record such payment.

On March 27, 2025, the Company entered into a Settlement Agreement with 3AM and other parties as further disclosed in Note 17. Pursuant to the Settlement Agreement, on the Effective Date, the Company delivered the aggregate amount of $1,251,651 (the “Series 9 Redemption Amount”) for the redemption of the outstanding Series 9 Preferred Stock. Following 3AM’s receipt of the Series 9 Redemption Amount, 3AM no longer held any shares of Series 9 Preferred Stock.

As of March 31, 2025, there are no shares of Series 9 Preferred Stock issued and outstanding.

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Stock Award Plans and Stock-Based Compensation

The Company has three employee stock incentive plans. The Company assumed Legacy XTI’s 2017 Employee and Consultant Stock Ownership Plan (the “2017 Plan”) in connection with the XTI Merger. Legacy Inpixon had put in place a 2011 Employee Stock Incentive Plan (the “2011 Plan”) and a 2018 Employee Stock Incentive Plan (the “2018 Plan” and together with the 2011 Plan, the “Legacy Inpixon Option Plans”). The 2011 Plan terminated by its terms on August 31, 2021 and no new awards will be issued under the 2011 Plan.

2017 Plan

During 2017, Legacy XTI adopted the 2017 Plan, which was amended in 2021 to increase the maximum shares eligible to be granted under the 2017 Plan. The Company may issue awards in the form of restricted stock units and stock options to employees, directors, and consultants. Under the 2017 Plan, stock options are generally granted with an exercise price equal to the estimated fair value of the Company’s common stock, as determined by the Company’s Board of Directors on the date of grant. Options generally have contractual terms of ten years. Incentive stock options (ISO) may only be granted to employees, whereas all other stock awards may be granted to employees, directors, consultants and other key stakeholders. As of March 31, 2025, there are no shares available for future grants under the 2017 Plan.

2018 Plan

In February 2018, Legacy Inpixon adopted the 2018 Plan, which is utilized for employees, corporate officers, directors, consultants and other key persons employed. The 2018 Plan provides for the granting of incentive stock options, NQSOs, stock grants and other stock-based awards, including Restricted Stock and Restricted Stock Units (as defined in the 2018 Plan). As of March 31, 2025, there are no unvested Restricted Stock or Restricted Stock Units outstanding under the 2018 Plan.

Incentive stock options granted under the 2018 Plan are granted at exercise prices at a minimum of 100% of the estimated fair market value of the underlying common stock at date of grant. For any individual possessing more than 10% of the total outstanding common stock of the Company, the exercise price per share for incentive stock options is a minimum 110% of the estimated fair value of the underlying common stock on the grant date. Options granted under the 2018 Plan vest over periods ranging from immediately to four years and are exercisable over periods up to ten years from the grant date.

The aggregate number of shares that may be awarded under the 2018 Plan as of March 31, 2025 was 73,184,181. As of March 31, 2025, 72,942,798 shares of common stock were available for future grant under the 2018 Plan.

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

See below for a summary of the stock options granted under the 2011, 2017, and 2018 plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Beginning balance as of January 1, 2025	51,185	$455.00	9.3	$—
Granted	—
Exercised	—
Expired	—
Forfeited	(852)
Ending balance as of March 31, 2025	50,333	$343.59	9.1	$—

Options vested and exercisable as of March 31, 2025	3,826	$2,058.67	7.4	$—

Stock-based Compensation Expense

The Company accounts for options granted to employees by measuring the cost of services received in exchange for the award of equity instruments based upon the fair value of the award on the date of grant. The fair value of that award is then ratably recognized as an expense over the period during which the recipient is required to provide services in exchange for that award.

The Company measures compensation expense for its non-employee stock-based compensation under ASC 718, “Stock Based Compensation”. The fair value of the option issued or committed to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock or stock award on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to stock-based compensation expense and credited to additional paid-in capital.

The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different for future awards.

The Company incurred the following stock-based compensation charges for the periods indicated below (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Employee and consultant stock options[1]	$455	$143
Vesting of previously unvested warrants[2]	—	496
Merger-related professional fees[2]	—	5,153
Total	$455	$5,792

[1]	Amount included in general and administrative expenses on the condensed consolidated statements of operations.

[2]	Amount included in merger-related transaction costs on the condensed consolidated statements of operations.

As of March 31, 2025, the total unrecognized compensation expense related to unvested awards was approximately $5.2 million, which the Company expects to recognize over an estimated weighted average period of 1.92 years.

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock-based Compensation Related to the XTI Merger

Shares of Legacy XTI common stock were issued to Scott Pomeroy, Chief Executive Officer of the Company and former CFO and board member of Legacy XTI, as transaction compensation immediately prior to the XTI Merger closing time equal to 1,429 post merger shares of Company common stock. As a result of this share issuance transaction, the Company recorded $1.9 million of stock-based compensation expense included in the condensed consolidated statement of operations during the three months ended March 31, 2024.

Shares of Legacy XTI common stock were issued to Maxim as transaction compensation immediately prior to the XTI Merger closing time equal to 1,539 post merger shares of Company common stock. As a result of this share issuance transaction, the Company recorded approximately $2.0 million of stock-based compensation expense included in the condensed consolidated statement of operations during the three months ended March 31, 2024.

Shares of Legacy XTI common stock were issued to Chardan Capital Markets LLC as transaction compensation immediately prior to the XTI Merger closing time equal to 757 post merger shares of Company common stock. As a result of this share issuance transaction, the Company recorded $1.0 million of stock-based compensation expense included in the condensed consolidated statement of operations during the three months ended March 31, 2024.

Shares of Legacy XTI common stock were issued to a non-executive officer as transaction compensation immediately prior to the XTI Merger closing time equal to 186 post merger shares of Company common stock. As a result of this share issuance transaction, the Company recorded approximately $0.2 million of stock-based compensation expense included in the condensed consolidated statement of operations during the three months ended March 31, 2024.

Note 13 - Warrants

The following table summarizes the activity of warrants outstanding:

Number of Warrants
Beginning balance as of January 1, 2025	1,128
Granted	5,336,987
Exercised	(300,000)
Expired	-
Exchanged	-
Ending balance as of March 31, 2025	5,038,115

Exercisable as of March 31, 2025	5,037,358

The weighted average exercise price of warrants outstanding as of March 31, 2025 was $5.65. The weighted average exercise price of exercisable warrants outstanding as of March 31, 2025 was $5.64.

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrants Granted

January 2025 Public Offering

As part of its compensation for acting as placement agent for the January Offering (refer to Note 10), the Company issued to the Placement Agent warrants (the “Placement Agent Warrants”) to purchase 72,727 shares of common stock. The Placement Agent Warrants are exercisable commencing January 10, 2025, expire January 8, 2030 and have an exercise price of approximately $17.19 per share.

The Placement Agent Warrants are classified as a contingently redeemable warrant in accordance with ASC 718, since these warrants did qualify for equity classification, but could be settled in cash or other assets in the event that another person or entity becomes the beneficial owner of 50% of the outstanding shares of the Company’s common stock. Because this contingently redeemable feature could result in the warrant holders receiving additional compensation not on par with the holders of Common Stock, the Placement Agent Warrants were classified as temporary equity and therefore reported in “Mezzanine Equity” on the Company’s condensed consolidated balance sheets as of March 31, 2025.

The measurement of fair value of the warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $7.31, exercise price of $17.19, term of five years, volatility of 98%, risk-free rate of 4.6%, and expected dividend rate of 0%). The proceeds of the January Offering were allocated to each of the warrants and the common stock based on their relative fair value.

The grant date fair value of the warrants and shares of common stock on January 10, 2025 is summarized below and is reflected as temporary equity for the warrants and within additional paid-in capital for the common stock as of March 31, 2025.

Instrument	Grant Date Fair Value
Common stock	$19,663,008
Placement Agent Warrants	$337,000

March 2025 Public Offering

As part of the March Offering (refer to Note 10), the Company issued pre-funded warrants (the “Pre-funded Warrants”) to purchase up to 2,176,000 shares of common stock, and common warrants (the “Common Warrants”) to purchase up to 2,941,200 shares of common stock.

Each Pre-funded Warrant was immediately exercisable upon issuance, has an exercise price of $0.001 per share and may be exercised at any time until all of the Pre-funded Warrants are exercised in full. Each Common Warrant was immediately exercisable upon issuance, has an exercise price of $1.36 per share, and expires on the fifth anniversary of the date of issuance.

Upon closing of the March Offering, the Company issued the Representative, as partial compensation, warrants (the “Representative’s Warrants”) to purchase up to 147,060 shares of common stock. The Representative’s Warrants have an exercise price of $1.70 per share. The Representative’s Warrants are exercisable, in whole or in part, immediately upon issuance until the five-year anniversary of the commencement of sales of securities in the March Offering.

Similar to the Placement Agent Warrants described above in this note section, the Representative’s Warrants issued in connection with the March Offering were determined to be temporary equity under ASC 718 and therefore reported in “Mezzanine Equity” on the Company’s condensed consolidated balance sheets, and the Common Warrants and Pre-funded Warrants were determined to be liability classified. The Common Warrants and Pre-funded Warrants were recognized at fair value at issuance, with the change in fair value of approximately $0.5 million reported in “change in fair value of warrant liability” on the Company’s condensed consolidated statements of operations for the three months ended March 31, 2025.

The measurement of fair value of the Representative’s Warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $1.09, exercise price of $1.70, term of five years, volatility of 103%, risk-free rate of 4%, and expected dividend rate of 0%). The measurement of fair value of the Common Warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $1.09, exercise price of $1.36, term of five years, volatility of 103%, risk-free rate of 4%, and expected dividend rate of 0%).

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The March Offering proceeds were allocated to each of the warrants and the common stock based on their relative fair value. The grant date fair value of the warrants and shares of common stock on March 31, 2025 is summarized below and is reflected as temporary equity (“Mezzanine Equity”) for the Representative’s Warrants, a warrant liability for the Common Warrants and Pre-funded Warrants, and within additional paid-in capital for the common stock as of March 31, 2025.

Instrument	Grant Date Fair Value
Common stock	$302,672
Pre-funded Warrants	$2,957,949
Representative’s Warrants	$115,000
Common Warrants	$2,395,000

Given that the gross proceeds received of $3,997,856 from the March Offering was less than the total fair value of the warrants issued, the Company recorded a loss on excess fair value of $1,470,093 at issuance, which is reported in “warrant issuance expense” on the Company’s condensed consolidated statements of operations for the three months ended March 31, 2025.

Warrants Exercised

As of March 31, 2025, 300,000 Pre-funded Warrants were exercised at an exercise price per share of $0.001, resulting in the issuance of 300,000 shares of common stock.

Note 14 - Segments

The Company’s Chief Executive Officer, acting as the Chief Operating Decision Maker (“CODM”), regularly reviews and manages certain areas of its businesses, resulting in the Company identifying two reportable segments: Industrial IoT and Commercial Aviation. The Company manages and reports its operating results through these two reportable segments. This allows the Company to enhance its customer focus and better align its business models, resources, and cost structure to the specific current and future growth drivers of each business, while providing increased transparency to the Company’s shareholders.

The commercial aviation segment is currently in the pre-revenue development stage and its primary activity is the development of the TriFan 600 airplane. The Industrial IoT segment generates revenue primarily from the sale of real-time location system solutions for the industrial sector and its customers are primarily located in Germany and the U.S. As it relates to the Industrial IoT segment, the results disclosed in the table below only reflect activity following the XTI Merger closing through the March 31, 2025 reporting date.

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

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect the results of operations from our business segments for the periods indicated below (in thousands):

	Three Months Ended March 31, 2025
	Industrial	Commercial	Unallocated
	IoT	Aviation	Costs	Total
Revenue	$484	$—	$—	$484
Cost of revenues	149	—	—	149
Gross Profit	335	—	—	335
Operating expenses
Research and development	590	1,124	—	1,714
Sales and marketing	746	53	222	1,021
General and administrative	585	549	6,246	7,380
Impairment of intangible assets	531	—	—	531
Other expenses(1)	57	8	26	91
Total operating expenses	2,509	1,734	6,494	10,737
Loss from operations	$(2,174)	$(1,734)	$(6,494)	$(10,402)

(1)	Other expenses include amortization of intangibles.

	Three Months Ended March 31, 2024
	Industrial	Commercial	Unallocated
	IoT	Aviation	Costs	Total
Revenue	$220	$—	$—	$220
Cost of revenues	79	—	—	79
Gross Profit	141	—	—	141
Operating expenses
Research and development	127	337	—	464
Sales and marketing	126	178	—	304
General and administrative	28	794	895	1,717
Other expenses(1)	24	6,488	21	6,533
Total operating expenses	305	7,797	916	9,018
Loss from operations	$(164)	$(7,797)	$(916)	$(8,877)

(1)	Other expenses include merger-related transaction costs and amortization of intangibles.

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

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and warrant liability. Cash and cash equivalents, accounts receivable and accounts payable are stated at their respective carrying amounts, which approximate fair value due to their short-term nature.

The Company’s assets and liabilities measured at fair value consisted of the following at the periods indicated:

	Fair Value at March 31, 2025
	Total	Level 1	Level 2	Level 3
Labilities:
Warrant liability	$4,442	$—	—	$4,442
Total liabilities	$4,442	$—	$—	$4,442

The fair value of the Level 3 warrant liability was determined by using a pricing model with certain significant unobservable market data inputs (refer to Note 13).

The table below provides a summary of changes in the estimated fair value of the Company’s Level 3 warrant liability:

Warrant Liability
Balance at January 1, 2025	$—
Pre-funded and Common Warrants issued in connection with the March Offering (Note 13)	5,353
Exercise of warrants	(408)
Change in fair value	(503)
Balance at March 31, 2025	$4,442

The change in fair value of the warrant liability is presented within “Change in fair value of warrant liability” on the condensed consolidated statements of operations.

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Foreign Operations

Prior to the XTI Merger, the Company’s operations were located primarily in the United States. After the XTI Merger, the Company’s operations are located primarily in the United States, Germany, and the United Kingdom. Revenues by geographic area are attributed by country of domicile of our subsidiaries. The financial data by geographic area are as follows (in thousands):

	United		United
	States	Germany	Kingdom	Eliminations	Total
For the Three Months Ended March 31, 2025:
Revenues by geographic area	$299	$324	$—	$(139)	$484
Operating income (loss) by geographic area	$(8,828)	$(1,574)	$—	$—	$(10,402)
Net income (loss) by geographic area	$(11,309)	$(1,563)	$—	$—	$(12,872)
For the Three Months Ended March 31, 2024:
Revenues by geographic area	$27	$193	$—	$—	$220
Operating income (loss) by geographic area	$(8,940)	$63	$—	$—	$(8,877)
Net income (loss) by geographic area	$(2,674)	$72	$—	$—	$(2,602)
As of March 31, 2025:
Identifiable assets by geographic area	$50,844	$20,512	$11	$(44,240)	$27,127
Long lived assets by geographic area	$778	$1,042	$—	$—	$1,820
Goodwill by geographic area	$3,142	$9,276	$—	$—	$12,418
As of December 31, 2024:
Identifiable assets by geographic area	$44,198	$19,763	$11	$(39,681)	$24,291
Long lived assets by geographic area	$1,053	$1,377	$—	$—	$2,430
Goodwill by geographic area	$3,142	$8,930	$—	$—	$12,072

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Related Party Transactions

Consulting Agreement with David Brody

David Brody, board member and founder of Legacy XTI, provided legal and strategic consulting services to Legacy XTI under a consulting agreement. During the three months ended March 31, 2025 and 2024, Legacy XTI paid Mr. Brody consulting compensation of $0 and $20,000, respectively. Pursuant to an amendment to the consulting agreement, an outstanding payable amount of $320,000 was waived by Mr. Brody, and the consulting agreement terminated in connection with the closing of the XTI Merger. This forgiveness of a related party payable was accounted for as a capital contribution on the condensed consolidated statement of changes in stockholders’ equity.

Consulting Agreement with Scott Pomeroy

Scott Pomeroy and Legacy XTI entered into a consulting agreement dated July 1, 2022, as amended effective January 1, 2023, that provided for his engagement as Legacy XTI’s Chief Financial Officer. The agreement provided that Mr. Pomeroy receive a monthly compensation of $17,500. During the three months ended March 31, 2025 and 2024, the Company paid Mr. Pomeroy consulting compensation of $0 and $43,750, respectively. Pursuant to the consulting agreement and in connection with the closing of the XTI Merger in March 2024, Mr. Pomeroy (i) received 4,000,000 shares (pre-merger, pre-reverse stock splits) of Legacy XTI common stock valued at $1.9 million as transaction-related compensation and (ii) was entitled to receive a transaction cash bonus of $400,000. The transaction cash bonus obligation remained outstanding as of December 31, 2024 and is included in accrued expenses and other current liabilities on the accompanying consolidated balance sheets. This cash bonus obligation was subsequently paid in full during January 2025. Effective upon closing time of the XTI Merger, Mr. Pomeroy was appointed as XTI Aerospace’s Chief Executive Officer.

Transactions with AVX Aircraft Company

On August 27, 2024, the Company entered into an amended and restated letter agreement with AVX Aircraft Company (“AVX”), which amends and restates the original letter agreement, dated as of March 25, 2024, by and between the Company and AVX, as subsequently amended, pursuant to which AVX provides consulting and advisory services to the Company relating to the development and design of the TriFan 600 airplane in exchange for the payment of costs incurred by AVX (with a target cost of approximately $960,000) plus a fixed fee of 12% of such costs (approximately $115,000) for a total payment of up to approximately $1.1 million. The Company pays AVX for its actual costs plus the 12% fixed fee on a monthly basis. The Company’s Chairman and Chief Executive Officer, Scott Pomeroy, and board member, David Brody, also sit on the five-member board of AVX. Additionally, as of the date of this report, Mr. Brody and his spouse together own approximately 26% of the issued and outstanding shares of AVX. As a result of a legal financial separation between Mr. Brody and his spouse, Mr. Brody holds approximately 7% of the voting power of the outstanding securities of AVX and Mr. Brody’s spouse holds approximately 19% of the voting power of the outstanding securities of AVX. As of the date of this report, Mr. Pomeroy owns restricted stock units of AVX which amount to less than 5% of the outstanding shares of AVX on a fully diluted basis. During the three months ended March 31, 2025, the Company did not accrue or pay AVX any consulting fees. During the year ended December 31, 2024, the Company paid AVX approximately $0.9 million in consulting fees, which included advance deposits for future services. As of March 31, 2025 and December 31, 2024, the deposit balance for future services was approximately $0.5 million and $0.5 million, respectively, and is included in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets. Subsequent to March 31, 2025, the deposit balance of approximately $0.5 million was returned to the Company. As of the date of this report, neither Mr. Brody nor Mr. Pomeroy has received, and neither is entitled to receive, any compensation or other consideration from AVX, in connection with services provided by AVX to the Company or otherwise.

On April 18, 2025, XTI Aircraft Company entered into a novation agreement with AVX and a recruiting firm, pursuant to which AVX assigned to XTI Aircraft Company all of AVX’s rights and obligations under a talent acquisition engagement agreement with the recruiting firm and, as a result, the recruiting firm will assist XTI Aircraft Company in hiring an executive for expected fees of approximately $0.1 million.

Agreements with Nadir Ali

On March 12, 2024, the Company entered into a consulting agreement with Nadir Ali (the “Ali Consulting Agreement”), the Company’s former Chief Executive Officer. Mr. Ali, through 3AM, held shares of the Company’s Series 9 Preferred Stock as disclosed in Note 11.

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended March 31, 2025 and 2024, the Company recognized compensation expense of approximately $2.3 million and $0, respectively, which is included in general and administrative expenses on the condensed consolidated statements of operations, relating to the Ali Consulting Agreement. As of December 31, 2024, the Company owed Mr. Ali accrued consulting fees of approximately and $0.2 million, which is included in accounts payable on the accompanying consolidated balance sheets and was repaid during the quarter ended March 31, 2025.

Pursuant to the Settlement Agreement (see “Settlement Agreement” below in this note), as of March 31, 2025, the Company owed Mr. Ali accrued consulting fees of approximately $1.5 million, which is included in accounts payable on the accompanying condensed consolidated balance sheets.

On July 24, 2023, the compensation committee of the Board (the “Compensation Committee”) of Legacy Inpixon adopted a Strategic Transaction Bonus Plan, which was amended on March 11, 2024, and was intended to provide incentives to certain employees, including Mr. Ali, and other service providers to remain with the Company through the consummation of a qualifying transaction. As of December 31, 2024, the Company had a transaction bonus obligation of approximately $2.1 million payable to Mr. Ali, which is included in accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheets. On March 31, 2025, the Company repaid the remaining transaction bonus obligation to Mr. Ali pursuant to the Settlement Agreement (see “Settlement Agreement” below in this note).

Settlement Agreement

On March 27, 2025 (the “Effective Date”), the “Company entered into a settlement agreement (the “Settlement Agreement”) with 3AM, Grafiti Group LLC (“Grafiti Group”) and Nadir Ali (“Ali”). The terms of the Settlement Agreement include:

●	Termination of Ali Consulting Agreement. The Settlement Agreement provides that effective as of the Effective Date, the Ali Consulting Agreement was terminated, and in lieu of the $2,775,000 (the “Ali Advisory Fees”) that would be owed to Ali pursuant to the terms of the Ali Consulting Agreement as a result of the termination of such Ali Consulting Agreement prior to the 15 month anniversary of the effective date thereof, the Company agreed (i) that the aggregate amount of $1,000,000 (the “Grafiti Purchase Amount”) required to be delivered by Grafiti Group pursuant to that certain Equity Purchase Agreement, dated February 16, 2024, by and among the Company, Grafiti LLC, and Grafiti Group, as amended (the “Equity Purchase Agreement”), shall be deemed to be satisfied in full and no further amounts shall be payable to the Company by Grafiti Group or any of its affiliated parties pursuant to the Equity Purchase Agreement; (ii) to deliver a cash amount of $60,000 (the “Outstanding Amount”) to Ali by wire transfer of immediately available funds; and (iii) to deliver $1,500,000 (the “Deferred Amount”) by wire transfer of immediately available funds in three equal installments of $500,000 (“Installment Amounts”) each on June 30, 2025, September 30, 2025 and December 30, 2025 (the “Deferred Amount Installment Dates”). Any Installment Amount that is not paid by the applicable due dates will be subject to interest at a rate of 18% per annum. Upon payment of the Outstanding Amount and the Deferred Amount in accordance with the terms of the Settlement Agreement, the Ali Advisory Fees shall be deemed to be satisfied in full and no further amounts shall be payable by the Company to Ali or his affiliated parties pursuant to the Ali Consulting Agreement.

On March 31, 2025, the Company paid the Outstanding Amount of $60,000 in full. As of the date of this report, the Deferred Amount of $1,500,000 remains outstanding.

●	Former Management Payments. Pursuant to the Settlement Agreement, the Company agreed to pay the Former Management Payments (as defined below) on the earlier of (a) the closing date of the Company’s next financing transaction and (b) 30 days following the Effective Date of the Settlement Agreement, subject to certain penalties for late payment. The “Former Management Payments” comprise (i) an aggregate amount of $803,260.65 (the “Bonus Plan Payment”) that, as of the Effective Date, remains payable to the recipients of bonuses payable pursuant to that certain Strategic Transaction Bonus Plan, adopted on July 24, 2023 and as amended (the “Bonus Plan”) together with (ii) an aggregate amount of $303,372.87 (the “Loundermon Advisory Fee”) that, as of the Effective Date, is payable to Wendy Loundermon, the Company’s former Chief Financial Officer and a former director of the Company (“Loundermon”), pursuant to that certain Consulting Agreement, dated March 12, 2024, by and between the Company and Loundermon (the “Loundermon Consulting Agreement”).

On March 31, 2025, the Company paid amounts due under the Former Management Payments in full.

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

●	Preferred Stock Redemption. Pursuant to the Settlement Agreement, on the Effective Date, the Company delivered the aggregate amount of $1,251,651 (the “Series 9 Redemption Amount”) to Ali for the redemption of 1,164.12 shares of Series 9 Preferred Stock outstanding as of such date. Following Ali’s receipt of the Series 9 Redemption Amount, Ali no longer held any shares of Series 9 Preferred Stock.

●	Mutual Release. As of the Effective Date, Ali, on behalf of himself and his former and current affiliated entities, including 3AM, Grafiti LLC and Grafiti Group (collectively, the “Ali Parties”) agreed to release the Company from all claims arising out of any obligations of the Company with respect to the Ali Consulting Agreement, that certain securities purchase agreement, dated as of March 12, 2024 (the “Series 9 Purchase Agreement”), by and between the Company and 3AM, and the portion of the Bonus Plan relating to Ali, from the beginning of time through and including the date on which the Company has delivered all payments due under the Settlement Agreement (the “Completion Date”). As of the Effective Date, the Company agreed to release the Ali Parties from all claims arising out of any obligations of the Ali Parties with respect to the payment of the purchase price as set forth in the Equity Purchase Agreement, the Ali Consulting Agreement, the Series 9 Purchase Agreement and the portion of the Bonus Plan relating to Ali, from the beginning of time through and including the Completion Date.

●	Entire Agreement. The Settlement Agreement provides that it supersedes any prior consents or agreements regarding the allocation of financing proceeds for the payment of any obligations of the Company described in the Settlement Agreement.

Grafiti Group Divestiture

On February 21, 2024, Legacy Inpixon completed the disposition of the remaining portion of the Shoom, SAVES, and GYG business lines and assets (“Grafiti Group Divestiture”) in accordance with the terms and conditions of the Equity Purchase Agreement. Pursuant to the terms of the Equity Purchase Agreement, Grafiti Group acquired 100% of the equity interest in Grafiti LLC, including the assets and liabilities primarily relating to Legacy Inpixon’s Saves, Shoom and Game Your Game business, including 100% of the equity interests of Inpixon India, Grafiti GmbH (previously Inpixon GmbH) and Game Your Game, Inc. from the Company for a minimum purchase price of $1.0 million paid in two annual cash installments of $0.5 million due within 60 days after December 31, 2024 and 2025 (the “Grafiti Purchase Amount”). The purchase price and annual cash installment payments were to be (i) decreased for the amount of transaction expenses assumed; and (ii) increased or decreased by the amount of working capital of Grafiti LLC on the closing balance sheet is greater or less than $1.0 million. The Company notes that $0.5 million of the receivable is included in current assets as other receivables on the Company’s condensed consolidated balance sheets as of December 31, 2024, and the remaining $0.5 million of the receivable is included in long term assets as other assets on the Company’s consolidated balance sheets as of December 31, 2024.

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the Settlement Agreement dated March 27, 2025 (see “Settlement Agreement” above in this note), the Company agreed that, effective as of the Effective Date of the Settlement Agreement, the Grafiti Purchase Amount shall be deemed to be satisfied in full and no further amounts shall be payable to the Company by Grafiti Group or any of its affiliated parties pursuant to the Equity Purchase Agreement. As such, the Company reported $0 receivables due from Grafiti Group or any of its affiliates in its condensed consolidated balance sheets as of March 31, 2025.

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

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On or about August 1, 2024, Chardan Capital Markets LLC (“Chardan”) commenced an arbitration (the “Arbitration”) before FINRA against the Company and its subsidiary, XTI Aircraft Company (“Aircraft”).  Aircraft and Chardan are parties to an engagement letter agreement (the “Agreement”).  In the Arbitration, Chardan originally alleged that the Company was bound by the Agreement even though it did not sign the Agreement, which the Company denied. Chardan further alleged that Aircraft and the Company breached the Agreement by not making separate payments to Chardan of $200,000, $94,511, $484,044.40 and $174,000.  Chardan also sought to recover unspecified amounts relating to an alleged right of first refusal to perform banking services (the “ROFR”) that the Company supposedly did not honor, including with respect to an At-The-Market securities offering that was underwritten by The Maxim Group LLC (the “ATM”).  The Company filed a petition in the U.S. District Court for the Southern District of New York (the “Court”) seeking to stay the Arbitration to the extent that it was asserted against the Company. On or about January 21, 2025, the Court entered a final judgment that: (a) enjoins Chardan from prosecuting the Arbitration against the Company; and (b) declares that the Company has no contractual or other duty to arbitrate with Chardan.

On April 30, 2025, Chardan amended its Statement of Claim in the Arbitration.  The Amended Statement of Claim (“ASOC”) is asserted solely against Aircraft.  Thus, the Company no longer is a respondent in the Arbitration.  Through the ASOC, Chardan now asserts claims against Aircraft for breach of contract and unjust enrichment.  It seeks to recover: (a) a $200,000 cash payment that Aircraft supposedly was required to, but did not, make; (b) approximately $134,000 in damages, for supposedly issuing 189,037 shares of the Company’s common stock to Chardan on March 19, 2024 instead of 208,113 shares; and (c) all payments supposedly due to Chardan under the ROFR, which Chardan states continue to accumulate.  According to Chardan, amounts due under the ROFR include 30% of any banking fees paid with respect to at least the following acts of the Company:  (i) the entry into an Exchange Agreement, pursuant to which Streeterville exchanged the remaining balance of principal and accrued interest under a December 2023 Note in the aggregate amount $9,801,521 for 9,801.521 shares of the Company’s  Series 9 Preferred Stock; (ii) the entry into an Equity Distribution Agreement  with Maxim that increased the value of stock that could be sold under the Company’s ATM from $48,000,000 to $83,800,000; (iii) the January 10, 2025 capital raise that used the services of ThinkEquity LLC; and (d) the February 13, 2025 entry into an Exchange Agreement with Streeterville, wherein an outstanding secured promissory note issued on May 1, 2024 (the “May 2024 Note”) in the principal amount of $250,000.00 held by Streeterville was partitioned into a new secured promissory note (the “February 2025 Note”) in the same form and amount as the May 2024 Note, with the Company and Streeterville subsequently agreeing to exchange the February 2025 Note for 59,832 shares of Company common stock with an effective price of $4.21 per share. Aircraft has not yet responded to the ASOC.

The Company has indicated that Aircraft intends to defend against the ASOC vigorously. As of March 31, 2025, the Company has accrued $350,000 relating to the Agreement, which is included in accounts payable on the condensed consolidated balance sheets.

Commitment to Nadir Ali

As previously disclosed, the Company has a commitment to pay Nadir Ali deferred consulting fees of $1,500,000 by wire transfer of immediately available funds in three equal installments of $500,000 each on June 30, 2025, September 30, 2025, and December 31, 2025.

Note 19 - Net Loss Per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted loss per share attributable to common stockholders (in thousands, except share and per share data):

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Net Loss	$(12,872)	$(2,602)

Less: Preferred stock return	(29)	(61)
Net Loss Attributable to Common Stockholders, Basic and Diluted	$(12,901)	$(2,663)

Net Loss Per Share, Basic and Diluted	$(3.80)	$(124.05)

Weighted Average Shares Outstanding, Basic and Diluted	3,384,736	21,467

The basic earnings per share calculation for the three months ended March 31, 2025 and 2024 included 1,876,000 shares of common stock issuable upon exercise of Pre-funded Warrants issued in the March Offering and 2,197 penny warrant shares, respectively, since the exercise price was either at or below $0.01 per share. Additionally, the basic earnings per share calculation for the three months ended March 31, 2024 included 944 shares of common stock that were issuable to Xeriant related to the joint venture arrangement that expired by its term on May 31, 2023. The shares were issued to Xeriant for no additional consideration immediately prior to the XTI Merger.

The following potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	For the Three Months Ended March 31,
	2025	2024
Options	51,185	4,563
Warrants	65,774	1,773
Convertible preferred stock	2	2
Convertible notes	—	3,916
Total	116,961	10,254

Note 20 - Subsequent Events

Pre-funded Warrant Exercises

Subsequent to March 31, 2025, 1,500,000 Pre-funded Warrants issued in connection with the March Offering were exercised at an exercise price per share of $0.001, resulting in the issuance of 1,500,000 shares of common stock. As of the date of this filing, there are 376,000 Pre-funded Warrants outstanding.

Advisory Agreement

On May 13, 2025, the Company entered into an advisory agreement with a third-party advisor, pursuant to which the Company agreed to pay $85,000 in cash and issue 125,000 shares of restricted common stock, subject to certain registration rights, to the advisor in consideration for financial advisory services agreed to be rendered to the Company pursuant to the advisory agreement. Fifty percent of the cash fee is payable within 2 business days of the advisory agreement and the remaining balance is payable no later than 90 days following commencement of the advisor’s services.

In addition, the Company agreed to reimburse the advisor for all reasonable travel and other out-of-pocket expenses incurred in connection with the advisory agreement up to a maximum of $15,000, subject to certain exceptions. The Company also agreed to: (1) pay the advisor a customary fee tail during the 12-month period following the termination or expiration of the advisory agreement, if applicable; (2) pay an M&A cash fee to the advisor during the term equal to 3% of the aggregate consideration to the extent the Company enters into a merger or acquisition with a party initially introduced by the advisor to the Company; and (3) indemnify the advisor in in accordance with the terms and conditions of the advisory agreement.

The advisory agreement has a term of 180 days, subject to early termination or further extension, each upon the mutual consent of the parties.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q and with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC. In addition to our historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q, particularly in Part II, Item 1A, “Risk Factors.”

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

We continue to work to optimize our airplane design for both manufacturing and certification. The development of a VTOL airplane that meets our business requirements demands significant design and development efforts on all facets of the airplane. We believe that by bringing together a mix of talent with VTOL and traditional commercial aerospace backgrounds, we have built a team that enables us to move through the design, development, and certification of our VTOL airplane with the Federal Aviation Administration (“FAA”) in an efficient manner, thus allowing us to achieve our end goal of bringing to market our airplane as efficiently as possible.

To date, we have not generated any revenue from aircraft sales because we are still designing and developing our VTOL airplane. Additionally, we are seeking the necessary governmental approvals to bring the airplane into service. To continue funding these efforts, we will need to raise capital for the foreseeable future. The amount and timing of our future capital needs will depend on various factors, including the progress and results of our airplane’s design and development, our manufacturing operations, and our success in obtaining the required FAA certifications and other government approvals. For instance, any significant delays in securing FAA certifications or other government approvals may force us to raise more capital and could postpone our ability to generate revenue from aircraft sales.

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

We report financial results for two segments: Commercial Aviation and Industrial IoT. For Industrial IoT, we generate revenue from sales of hardware, software licenses and professional services. During the quarter ended December 31, 2024, the Company began exploring strategic options to wind down and/or sell the hardware portions of the Company’s Industrial IoT business segment in order to shift its focus towards the sales of software products. For Commercial Aviation, the segment is pre-revenue as we are currently developing the TriFan 600 airplane.

Key Factors Affecting Operating Results

We believe that the growth of our business and our future success are dependent upon many factors, including our ability to retain and develop engineering internal and third-party resources, secure strategic partnerships with suppliers, expand the number of customer purchase orders, locate a facility for further aircraft development and testing, expand on that facility or locate to a new facility for commercial production, build-out production assembly lines in a timely manner, develop ancillary service offerings related to the TriFan 600 such as flight training and maintenance products, and secure the needed financing to achieve FAA certification.

While each of these areas presents significant opportunities for us, they also pose material challenges and risks that we must successfully address to achieve FAA certification of the TriFan 600 and further reach our current aircraft delivery forecasts.

Corporate Strategy Update

The Company’s primary focus is to power the vertical economy by delivering high-performance VTOL solutions that scale from aircraft to innovative technologies and infrastructure. With the TriFan 600 as our flagship commercial aviation product, we are laying the groundwork for an innovative family of versatile aircraft and solutions addressing passenger travel, logistics, autonomous operations, and defense missions that we believe will unlock significant growth and market leadership.

Expanding into autonomous, remotely operated drones is key to our strategic focus. By combining drone technology with VTOL innovation, we believe we are positioning the Company to accelerate the development of both unmanned aerial vehicles (UAV) and VTOL solutions, expand its market presence, and create new revenue-generating opportunities across multiple industries. We will also be opportunistic and may consider other strategic transactions, which may include, but not be limited to other alternative investment opportunities, such as minority investments and joint ventures. If we make any acquisitions in the future, we expect that we may pay for such acquisitions with cash, equity securities and/or debt in combinations appropriate for each acquisition.

Recent Events

January 2025 Registered Direct Offering, March 2025 Underwritten Offering and Debt Repayment

On January 7, 2025, the Company entered into a placement agency agreement with ThinkEquity LLC (“ThinkEquity”), as placement agent, pursuant to which the Company agreed to issue and sell directly to various investors, in a best efforts public offering (the “January Offering”), an aggregate of 1,454,546 shares of common stock at an offering price of $13.75 per share. The January Offering closed on January 10, 2025, resulting in net proceeds to the Company, after deducting commissions and expenses, of approximately $18.3 million.

On March 28, 2025, the Company entered into an underwriting agreement with ThinkEquity LLC, as the representative of the underwriters named therein, relating to a firm commitment underwritten public offering (the “March Offering”) of 765,200 shares of common stock (the “Shares”), pre-funded warrants (the “Pre-funded Warrants”) to purchase up to 2,176,000 shares of common stock, and common warrants (the “Common Warrants”) to purchase up to 2,941,200 shares of common stock. The combined public offering price for each Share, together with one Common Warrant, was $1.36. The combined public offering price for each Pre-funded Warrant, together with one Common Warrant, was $1.359. Each Share, or a Pre-funded Warrant in lieu thereof, was sold together with one Common Warrant. The March Offering closed on March 31, 2025, resulting in net proceeds to the Company, after deducting commissions and expenses, of approximately $3.4 million. The Company used approximately $2.7 million of the net proceeds from the March Offering to repay in full all amounts outstanding, including a 115% prepayment penalty, in respect of two secured promissory notes issued by the Company to Streeterville Capital, LLC on May 1, 2024 and May 24, 2024.

Settlement Agreement

On March 27, 2025, the Company entered into the Settlement Agreement with 3AM, Grafiti Group and Nadir Ali (“Ali”). As a result of the Settlement Agreement, that certain Consulting Agreement, dated March 12, 2024 by and between the Company and Ali (the “Ali Consulting Agreement”) was terminated, and the Company has an outstanding advisory fee obligation to Ali of $1.5 million (the “Deferred Amount”) as of the date of this report, which is due in $500,000 installments on June 30, 2025, September 30, 2025, and December 31, 2025. Upon payment of the Deferred Amount in accordance with the terms of the Settlement Agreement, the Ali Advisory Fees shall be deemed to be satisfied in full and no further amounts shall be payable by the Company to Ali or his affiliated parties pursuant to the Ali Consulting Agreement.

Share Repurchase Program

On March 18, 2025, the Company issued a press release announcing that its board of directors authorized a share repurchase program to acquire up to $5 million of the Company’s common stock. The Company may purchase common stock by way of open market transactions, through privately negotiated transactions, or by other means including through the use of trading plans intended to qualify under Rule 10b-18 under the Exchange Act, in accordance with applicable securities laws and other restrictions. The timing, total value of stock repurchases, and aggregate number of shares repurchased will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The share repurchase program has an initial term of 12 months, which may be extended to 18 months. The share repurchase program may be suspended or discontinued at any time and does not obligate us to acquire any amount of common stock.

Expansion of Corporate Advisory Board

During the quarter ended March 31, 2025, the Company expanded its corporate advisory board, which is now comprised of nine advisory board members led by Michael Tapp, who are helping the Company evaluate strategic opportunities to capitalize on the anticipated demand for the TriFan 600.

TriFan 600 Engineering Update

During the quarter ended March 31, 2025, the Company continued to advance the development of the TriFan 600. Below are key development milestones that were achieved during the quarter:

●	Optimization of the fuel system design of the airplane which increased the wing fuel volume from approximately 300 gallons to 400 gallons, improving maximum range and mission length.

●	Improving the air intake and exhaust design to enhance performance and efficiency of the airplane’s propulsion system.

●	Completed the downwash / outwash study allowing us to understand the airflows generated by the airplane during vertical takeoff and landing in order to evaluate safety and performance.

In addition, the FAA accepted the Company’s type certification application for the TriFan 600 on March 17, 2025.

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

The significant accounting policies of the Company are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” section of the Company’s annual report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to the Company’s critical accounting policies and estimates except for the valuation of long-lived and intangible assets and goodwill as noted below.

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

The analysis to determine whether or not an asset is impaired requires significant judgments that are dependent on internal forecasts, including estimated future cash flows, estimates of long-term growth rates for our business, the expected life over which cash flows will be realized and assumed royalty and discount rates. Changes in these estimates and assumptions could materially affect the determination of fair value and any impairment charge. While the fair value of these assets are less than their carrying value based on our current estimates and assumptions, materially different estimates and assumptions in the future in response to changing economic conditions, changes in our business or for other reasons could result in the recognition of impairment losses higher than the amount currently recorded.

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

We will perform our annual goodwill impairment test required by ASC 350 as of October 1st of each year. In testing goodwill for impairment, we analyze qualitative factors as stated within ASC 350 to determine if the fair value of our reporting unit may be less than the carrying value of the reporting unit. We have one reporting unit that carries goodwill (Industrial IoT). If the fair value of the reporting unit, based on qualitative factors, may be less than the carrying value of the reporting unit, we then perform the goodwill impairment test required under ASC 350 by comparing the fair value of the reporting unit with the carrying value of the reporting unit and, if the fair value is less than the carrying value, the amount that the carrying value exceeds fair value represents the amount of goodwill impairment. Accordingly, we would recognize an impairment loss in the amount of such excess.

In connection with the XTI Merger we recorded $12 million in goodwill which was allocated to our Industrial IOT reporting unit. Since the closing date of the Merger on March 12, 2024, the price of our common stock has declined significantly and may continue to fluctuate in future periods. A sustained decrease in the price of our common stock is one of the qualitative factors to be considered as part of an impairment test when evaluating whether events or changes in circumstances may indicate that it is more likely than not that a potential goodwill impairment exists. We will continue monitoring the analysis of the qualitative and quantitative factors used as a basis for the goodwill impairment test during fiscal year 2025 and at the Company’s October 1st annual testing date. As of March 31, 2025, Management evaluated potential triggers and completed a qualitative assessment and determined in the aggregate, it is more likely than not, that the fair value of the IoT reporting unit is less than its carrying value. Accordingly, Management performed a quantitative assessment whose results determined the fair value of the reporting unit is greater than the carrying value of the reporting unit. The Company notes that the fair value exceeded the carrying value by 2.2% as of March 31, 2025. Therefore, no goodwill impairment was recognized for the three months ended March 31, 2025.

Components of Results of Operations

Revenue

Commercial Aviation

We are still working to design, develop and certify the TriFan 600 airplane and thus have not generated revenue from this segment. We do not expect to begin generating significant revenues until we complete the design, development, certification, and manufacturing of the airplane.

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

Other (Expense) Income

Interest expense, net consists primarily of (i) interest relating to convertible and promissory notes payable, (ii) amortization of debt discounts relating to warrants and stock options issued in conjunction with convertible notes, and (iii) interest income on notes receivable.

Loss on extinguishment of debt includes (i) prepayment penalties and other expenses incurred during the three months ended March 31, 2025 as the Company fully repaid the Streeterville promissory notes before the maturity date, and (ii) inducement losses on debt conversions incurred by Legacy XTI when it entered into voluntary note conversion letter agreements with several note holders during the first quarter of 2024.

Change in fair value of convertible notes payable represents the remeasurement of certain Legacy XTI convertible notes to fair value. These notes were converted to equity prior to the closing of XTI Merger.

Change in fair value of warrant liability represents the remeasurement of certain outstanding warrants to fair value.

Other consists of miscellaneous income and expense items.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2025 compared to the Three Months Ended March 31, 2024

The following table sets forth selected consolidated financial data and as a percentage of period-over-period change:

	Three Months Ended March 31,
	2025	2024	$	%
(in thousands, except percentages)	Amount	Amount	Change	Change*
Revenues	$484	$220	$264	120.0%
Cost of revenues	$149	$79	$70	88.6%
Gross profit	$335	$141	$194	137.6%
Operating expenses	$10,737	$9,018	$1,719	19.1%
Loss from operations	$(10,402)	$(8,877)	$(1,525)	17.2%
Other (expense) income	$(2,485)	$6,279	$(8,764)	(139.6)%
Provision for income taxes	$15	$(4)	$19	(475.0)%
Net loss	$(12,872)	$(2,602)	$(10,270)	394.7%

*	Amounts used to calculate dollar and percentage changes are based on numbers in the thousands. Accordingly, calculations in this item, which may be rounded to the nearest hundred thousand, may not produce the same results.

Revenues

Revenues for the three months ended March 31, 2025 were $0.5 million compared to $0.2 million for the comparable period in the prior year for an increase of approximately $0.3 million. The revenue amount for the three months ended March 31, 2025 and 2024 represents the results of the revenue-generating Industrial IoT segment.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2025 were $0.1 million compared to $0.1 million for the comparable period in the prior year. The cost of revenues represents the results of the revenue-generating Industrial IoT segment.

Gross Profit

Gross profit for the three months ended March 31, 2025 was $0.3 million compared to $0.1 million for the comparable period in the prior year, an increase of approximately $0.2 million, which is consistent with the increase in revenue. The gross profit amount represents the results of the revenue-generating Industrial IoT segment. The gross margin percentage was 69.2% and 64.1% for the three months ended March 31, 2025 and 2024, respectively. The margin increase is due primarily to a shift in sales mix to higher margin software solutions during the first quarter of 2025.

Operating Expenses

Operating expenses for the three months ended March 31, 2025 were $10.7 million and $9.0 million for the comparable period ended March 31, 2024, an increase of $1.7 million. Excluding the nonrecurring merger-related transaction costs of $6.5 million incurred during the three months ended March 31, 2024, operating expenses increased by $8.2 million.

This increase of $8.2 million was due primarily to (i) an increase in research and development expenses of $1.3 million, mainly attributable to the development of the TriFan 600, as the Company secured additional financing during the first quarter of 2025, (ii) an increase in sales and marketing expenses of $0.7 million as the Company invested more in brand development and awareness, trade show participation, and business development initiatives, (iii) an increase in non-cash impairment of intangible assets of $0.5 million, (iv) an increase in nonrecurring consulting compensation expense of $2.3 million relating to a consulting agreement entered into with the prior Chief Executive Officer of Legacy Inpixon on March 12, 2024 that terminated on March 27, 2025 pursuant to the Settlement Agreement, (v) an increase in the Industrial IoT segment’s general and administrative expenses of $0.6 million as the results for the three months ended March 31, 2024 only reflect the activity of the segment since the closing of the XTI Merger on March 12, 2024, and (vi) an aggregate increase of approximately $2.8 million due to (a) increases in legal and accounting fees relating to capital raising activities during the first quarter of 2025, (b) increase in administrative headcount to support operations growth, and (c) increases in public company-related professional fees as the 2024 historical results reflect the operations of a private company, Legacy XTI, from January 1, 2024 through the March 12, 2024 closing date of the XTI Merger.

Other (Expense) Income

Other (expense) income for the three months ended March 31, 2025 was a loss of $2.5 million compared to a gain of $6.3 million for the comparable period in the prior year.

The loss of $2.5 million for the three months ended March 31, 2025 was primarily attributable to (i) $0.4 million loss on extinguishment of debt due to the full repayment of the Streeterville promissory notes before the maturity date, and (ii) $2.0 million of financing costs incurred relating to the issuance of warrants in connection with the March Offering.

The gain of $6.3 million for the three months ended March 31, 2024 was primarily attributable to the Company recognizing a gain of approximately $12.9 million relating to the remeasurement of convertible notes payable at fair value. This gain was partially offset by inducement losses on debt conversions of approximately $6.7 million, which is included in “loss on extinguishment of debt” on the condensed consolidated statements of operations.

Provision for Income Taxes

The provision for income tax for the three months ended March 31, 2025 and 2024 was immaterial.

Liquidity and Capital Resources as of March 31, 2025

Our current capital resources and operating results as of and through March 31, 2025, consist of:

1)	working capital of approximately $12,000;

2)	cash and cash equivalents of approximately $8 million; and

3)	net cash used by operating activities for the three months ended March 31, 2025 of $15.2 million.

The breakdown of our working capital as of the periods indicated below is as follows (in thousands):

Working Capital	March 31, 2025	December 31, 2024	$ Change
Current Assets
Cash and cash equivalents	$8,008	$4,105	$3,903
Accounts receivable, net	573	706	(133)
Other receivables	21	538	(517)
Inventories	2,318	2,214	104
Prepaid expenses and other current assets	1,607	1,018	589

Total Current Assets	12,527	8,581	3,946

Current Liabilities
Accounts payable and related party payables	3,866	5,538	(1,672)
Accrued expenses and other current liabilities	1,616	6,703	(5,087)
Accrued interest	342	522	(180)
Customer deposits	1,350	1,350	—
Warrant liability	4,442	—	4,442
Operating lease obligation, current	91	119	(28)
Deferred revenue	808	532	276
Short-term debt	—	2,657	(2,657)

Total Current Liabilities	12,515	17,421	(4,906)

Net Working Capital (Deficit)	$12	$(8,840)	$8,852

Balance Sheet Improvement

During the three months ended March 31, 2025, we raised approximately $23.3 million in net proceeds through (i) our now expired ATM with Maxim and (ii) public offerings of our securities placed and underwritten by ThinkEquity LLC. The proceeds from these capital raises allowed us to significantly reduce debt and other obligations, while progressing the development of the TriFan 600 airplane. The following summarizes the improvements to our balance sheet from December 31, 2024 to March 31, 2025:

●	Cash and cash equivalents increased by approximately $3.9 million.

●	Net working capital increased by approximately $8.9 million.

●	We repaid in full the outstanding secured promissory notes issued to Streeterville, which resulted in the release of Streeterville’s security interest in the assets of XTI Aircraft Company. As of March 31, 2025, we had less than $0.1 million of interest-bearing debt outstanding, which matures in 2050.

●	We redeemed the remaining outstanding shares of Series 9 Preferred Stock, leaving 0 shares of Series 9 Preferred Stock issued and outstanding as of March 31, 2025. The Series 9 Preferred Stock had restricted our ability to raise capital, as we were prohibited from taking certain actions without prior written consent from the holders of the Series 9 Preferred Stock.

●	We repaid the remaining Strategic Transaction Bonus Plan obligation to prior Legacy Inpixon management, which was the primary driver for the approximate $5.1 million decline in accrued expenses and other current liabilities from December 31, 2024 to March 31, 2025.

●	We repaid the accounts payable and most commitments that were inherited from Legacy Inpixon. A remaining deferred consulting fee commitment of $1.5 million is still owed to Nadir Ali, the Company’s former Chief Executive Officer, which is payable in three $500,000 installments during the remaining fiscal year 2025.

We believe the Company’s ability to raise capital has been favorably impacted by (i) the reduction of obligations either assumed from Legacy Inpixon or created by the XTI Merger closing and (ii) the elimination of the Streeterville secured debt and equity instruments with fundraising restrictions.

Contractual Obligations and Commitments

Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered during our course of business. Our contractual obligations consist of operating lease liabilities and merger-related transaction liabilities that are included in our condensed consolidated balance sheet and vendor commitments associated with agreements that are legally binding. As of March 31, 2025, the total obligation for capitalized operating leases was approximately $0.3 million, of which approximately $0.1 million is expected to be paid in the next twelve months.

Customer Deposits

As of March 31, 2025, we received conditional pre-orders under a combination of non-binding aircraft purchase agreements, reservation deposit agreements, options and letters of intent for aircraft, which generated approximately $1.4 million of cash from customer deposits. These funds from customer reservation deposits will not be recorded as revenue until the orders for aircraft are delivered, which may not be for many years or at all if we do not deliver the aircraft. The deposits prioritize orders when the aircraft becomes available for delivery. Customers making deposits are not obligated to purchase aircraft until they execute a definitive purchase agreement. Customers may request a return of their refundable deposit any time up until the execution of a purchase agreement. Customers’ request for a return of their refundable deposits could adversely affect our liquidity resources, and we may be financially unable to return such deposits.

Commitment to Nadir Ali

As disclosed in Note 18 of the condensed consolidated financial statements, the Company has a commitment to pay Nadir Ali deferred consulting fees of $1,500,000 by wire transfer of immediately available funds in three equal installments of $500,000 each on June 30, 2025, September 30, 2025, and December 31, 2025.

Risks and Uncertainties

As of March 31, 2025, the Company has working capital of approximately $12,000 and cash and cash equivalents of approximately $8 million. For the three months ended March 31, 2025, the Company had a net loss of approximately $12.9 million. During the three months ended March 31, 2025, the Company used approximately $15.2 million of cash for operating activities.

There can be no assurances that the Company will ever earn revenues sufficient to support its operations, or that it will ever be profitable. In order to continue its operations, the Company has historically supplemented the revenues it earned with proceeds from the sale of our equity, including through our now expired ATM with Maxim, and debt securities and proceeds from loans and bank credit lines. We believe that our current revenue, as supplemented by proceeds from our financings, including the approximately $21.7 million net proceeds we raised in various public offerings of our securities placed and underwritten by ThinkEquity during the first quarter of 2025, a portion of which was used to fully repay short-term obligations including the outstanding Streeterville promissory note balances, along with our ability to defer or eliminate certain operating expenses that are under our control, will provide us with liquidity to fund our planned operating needs for at least the next twelve months.

According to our current development schedule, we do not expect to obtain FAA type certification and other necessary regulatory approvals and commence deliveries of the TriFan 600 until 2030 at the earliest. Therefore, we intend to raise additional capital through debt or equity financings as we continue to advance the design and certification of the TriFan 600.

As a result of our failure to timely file a Current Report on Form 8-K, upon the filing of our Annual Report on Form 10-K for the year ended December 31, 2024 on April 15, 2025, we became ineligible to use Form S-3 until August 2025 at the earliest. Our inability to use Form S-3 may significantly impair our ability to raise the necessary capital to fund our operations and execute our strategy. If we seek to access the capital markets through a registered offering during the period of time that we are unable to use Form S-3, we may be required to publicly disclose the proposed offering and the material terms thereof before the offering commences, we may experience delays in the offering process due to SEC review of a Form S-1 registration statement and we may incur increased offering and transaction costs and other considerations.

Liquidity and Capital Resources

The Company’s net cash flows used in operating, investing and financing activities for the three months ended March 31, 2025 and 2024 and certain balances as of the end of those periods are as follows (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(15,242)	$(2,551)
Net cash (used in) provided by investing activities	(45)	2,958
Net cash provided by financing activities	19,173	1,390
Effect of foreign exchange rate changes on cash	17	(1)
Net increase in cash and cash equivalents	$3,903	$1,796

	As of March 31, 2025	As of December 31, 2024
Cash and cash equivalents	$8,008	$4,105
Working capital (deficit)	$12	$(8,840)

Operating Activities for the three months ended March 31, 2025

Net cash used in operating activities during the three months ended March 31, 2025 was approximately $15.2 million. The cash flows related to the three months ended March 31, 2025 consisted of the following (in thousands):

Net loss	$(12,872)
Non-cash income and expenses	3,244
Net change in operating assets and liabilities	(5,614)
Net cash used in operating activities	$(15,242)

The non-cash income and expense of approximately $3.0 million consisted primarily of the following (in thousands):

$32	Depreciation and amortization
91	Amortization of intangible assets
53	Amortization of right-of-use asset
145	Non-cash interest expense, net of interest income
455	Stock-based compensation
531	Impairment of intangible assets
421	Loss on extinguishment of debt
2,016	Warrant issuance expense
(503)	Change in fair value of warrant liability
3	Other
$3,244	Total non-cash expenses

The net cash used in the change in operating assets and liabilities aggregated approximately $5.6 million and consisted primarily of the following (in thousands):

$157	Decrease in accounts receivable and other receivables
(265)	Increase in inventories, prepaid expenses and other current assets and other assets
(675)	Decrease in accounts payable and related party payables
(4,892)	Decrease in accrued expenses and other current liabilities
67	Increase in accrued interest
46	Increase in deferred revenue
(52)	Decrease in operating lease obligation
$(5,614)	Net cash used in the changes in operating assets and liabilities

The decrease in accrued expenses and other current liabilities of approximately $4.9 million was mainly attributable to (i) cash payments to settle the remaining accrued transaction bonuses and consulting fees owed to prior Legacy Inpixon executives, and (ii) payment of accrued employee bonuses.

Operating Activities for the three months ended March 31, 2024

Net cash used in operating activities during the three months ended March 31, 2024 was approximately $2.6 million. The cash flows related to the three months ended March 31, 2024 consisted of the following (in thousands):

Net loss	$(2,602)
Non-cash income and expenses	(719)
Net change in operating assets and liabilities	770
Net cash used in operating activities	$(2,551)

The non-cash income and expense of approximately $0.7 million consisted primarily of the following (in thousands):

$13	Depreciation and amortization
43	Amortization of intangible assets
10	Amortization of right-of-use asset
94	Non-cash interest expense, net of interest income
5,792	Stock-based compensation
(12,882)	Change in fair value of convertible notes payable
6,732	Loss on extinguishment of debt
(398)	Change in fair value of warrant liability
(123)	Other
$(719)	Total non-cash expenses

The net cash provided by the change in operating assets and liabilities aggregated approximately $0.8 million and consisted primarily of the following (in thousands):

$(143)	Increase in accounts receivable and other receivables
(475)	Increase in inventories, prepaid expenses and other current assets and other assets
1,662	Increase in accounts payable and related party payables
(496)	Decrease in accrued expenses and other current liabilities
243	Increase in accrued interest
(13)	Decrease in deferred revenue
(8)	Decrease in operating lease obligation
$770	Net cash provided by the changes in operating assets and liabilities

Cash Flows from Investing Activities as of March 31, 2025 and 2024

Net cash flows used in investing activities during the three months ended March 31, 2025 was approximately $45,000. Net cash flows provided by investing activities during the three months ended March 31, 2024 was approximately $3.0 million. Cash flows related to investing activities during the three months ended March 31, 2024 consist primarily of the cash assumed from Legacy Inpixon in connection with the XTI Merger.

Cash Flows from Financing Activities as of March 31, 2025 and 2024

Net cash flows provided by financing activities during the three months ended March 31, 2025 was approximately $19.2 million. During the three months ended March 31, 2025, the Company received incoming cash flows of $1.7 million from the now expired ATM and $21.7 million from the sale of common stock and warrants via two public offerings. During the three months ended March 31, 2025, the Company paid $2.7 million to fully settle the two outstanding promissory note obligations with Streeterville and $1.4 million to redeem the remaining outstanding Series 9 Preferred Stock.

Net cash flows provided by financing activities during the three months ended March 31, 2024 was approximately $1.4 million. During the three months ended March 31, 2024, the Company received incoming cash flows of $0.4 million from a promissory note relating to the financing of insurance premiums, and $1.0 million in proceeds from an existing promissory note arrangement with Legacy Inpixon.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Recently Issued Accounting Standards

For a discussion of recently issued accounting pronouncements, please see Note 3 to our condensed consolidated financial statements, which are included in Part I, Item 1 of this report.

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

We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the Effectiveness of Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings as defined by Item 103 of Regulation S-K, to which we are a party or of which any of our property is the subject, other than ordinary routine litigation incidental to the Company’s business and as described in Note 18 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report under the heading “Litigation.”

There are no proceedings in which any of the directors, officers or affiliates of the Company, or any registered or beneficial holder of more than 5% of the Company’s voting securities, is an adverse party or has a material interest adverse to that of the Company.

Item 1A. Risk Factors

We face a number of significant risks and uncertainties in connection with our operations. Our business, results of operations and financial condition could be materially adversely affected by these risks. In addition to the risk factors set forth below and the other information set forth in this Form 10-Q, you should carefully consider the factors disclosed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on April 15, 2025, which report is incorporated by reference herein, all of which could materially affect our business, financial condition and future results.

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

On or about August 1, 2024, Chardan Capital Markets LLC (“Chardan”) commenced an arbitration (the “Arbitration”) before FINRA against the Company and its subsidiary, XTI Aircraft Company (“Aircraft”).  Aircraft and Chardan are parties to an engagement letter agreement (the “Agreement”).  In the Arbitration, Chardan originally alleged that the Company was bound by the Agreement even though it did not sign the Agreement, which the Company denied.   Chardan further alleged that Aircraft and the Company breached the Agreement by not making separate payments to Chardan of $200,000, $94,511, $484,044.40 and $174,000.  Chardan also sought to recover unspecified amounts relating to an alleged right of first refusal to perform banking services (the “ROFR”) that the Company supposedly did not honor, including with respect to an At-The-Market securities offering that was underwritten by The Maxim Group LLC (the “ATM”).  The Company filed a petition in the U.S. District Court for the Southern District of New York (the “Court”) seeking to stay the Arbitration to the extent that it was asserted against the Company. On or about January 21, 2025, the Court entered a final judgment that: (a) enjoins Chardan from prosecuting the Arbitration against the Company; and (b) declares that the Company has no contractual or other duty to arbitrate with Chardan.

On April 30, 2025, Chardan amended its Statement of Claim in the Arbitration.  The Amended Statement of Claim (“ASOC”) is asserted solely against Aircraft.  Thus, the Company no longer is a respondent in the Arbitration.  Through the ASOC, Chardan now asserts claims against Aircraft for breach of contract and unjust enrichment.  It seeks to recover: (a) a $200,000 cash payment that Aircraft supposedly was required to, but did not, make; (b) approximately $134,000 in damages, for supposedly issuing 189,037 shares of the Company’s common stock to Chardan on March 19, 2024 instead of 208,113 shares; and (c) all payments supposedly due to Chardan under the ROFR, which Chardan states continue to accumulate.  According to Chardan, amounts due under the ROFR include 30% of any banking fees paid with respect to at least the following acts of the Company:  (i) the entry into an Exchange Agreement, pursuant to which Streeterville exchanged the remaining balance of principal and accrued interest under a December 2023 Note in the aggregate amount $9,801,521 for 9,801.521 shares of the Company’s  Series 9 Preferred Stock; (ii) the entry into an Equity Distribution Agreement  with Maxim that increased the value of stock that could be sold under the Company’s ATM from $48,000,000 to $83,800,000; (iii) the January 10, 2025 capital raise that used the services of ThinkEquity LLC; and (d) the February 13, 2025 entry into an Exchange Agreement with Streeterville, wherein an outstanding secured promissory note issued on May 1, 2024 (the “May 2024 Note”) in the principal amount of $250,000.00 held by Streeterville was partitioned into a new secured promissory note (the “February 2025 Note”) in the same form and amount as the May 2024 Note, with the Company and Streeterville subsequently agreeing to exchange the February 2025 Note for 59,832 shares of Company common stock with an effective price of $4.21 per share. Aircraft has not yet responded to the ASOC. The Company has indicated that Aircraft intends to defend against the ASOC vigorously.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) Sales of Unregistered Securities

There were no sales of unregistered securities by the Company during the quarter ended March 31, 2025 that were not previously reported in current reports on Form 8-K filed with the SEC.

c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b-5 trading arrangement or a non-Rule 10b-5 trading arrangement during the fiscal quarter ended March 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

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

XTI AEROSPACE, INC

Date: May 19, 2025	By:	/s/ Scott Pomeroy
Scott Pomeroy Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Brooke Turk
Brooke Turk Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1†	Agreement and Plan of Merger, dated July 24, 2023, among Inpixon, Superfly Merger Sub Inc. and XTI Aircraft Company.	8-K	001-36404	2.1	July 25, 2023
2.2	First Amendment to Merger Agreement, dated December 30, 2023, by and between Inpixon, Superfly Merger Sub Inc. and XTI Aircraft Company.	10-K	001-36404	2.26	April 16, 2024
2.3†	Second Amendment to Merger Agreement, dated March 12, 2024, by and between Inpixon, Superfly Merger Sub Inc. and XTI Aircraft Company.	8-K	001-36404	10.1	March 15, 2024
2.4†	Equity Purchase Agreement, dated as of February 16, 2024, by and among Inpixon, Grafiti LLC and Grafiti Group LLC.	8-K	001-36404	2.1	February 23, 2024
3.1	Restated Articles of Incorporation.	S-1	333-190574	3.1	August 12, 2013
3.2	Certificate of Amendment to Articles of Incorporation (Increase Authorized Shares).	S-1	333-218173	3.2	May 22, 2017
3.3	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	April 10, 2014
3.4	Articles of Merger (renamed Sysorex Global).	8-K	001-36404	3.1	December 18, 2015
3.5	Articles of Merger (renamed Inpixon).	8-K	001-36404	3.1	March 1, 2017
3.6	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.2	March 1, 2017
3.7	Certificate of Amendment to Articles of Incorporation (authorized share increase).	8-K	001-36404	3.1	February 5, 2018
3.8	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	February 6, 2018
3.9	Form of Certificate of Designation of Preferences, Rights and Limitations of Series 4 Convertible Preferred Stock.	8-K	001-36404	3.1	April 24, 2018

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.10	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	November 1, 2018
3.11	Certificate of Designation of Series 5 Convertible Preferred Stock, dated as of January 14, 2019.	8-K	001-36404	3.1	January 15, 2019
3.12	Certificate of Amendment to Articles of Incorporation, effective as of January 7, 2020 (Reverse Split).	8-K	001-36404	3.1	January 7, 2020
3.13	Certificate of Amendment to the Articles of Incorporation increasing the number of authorized shares of Common Stock from 250,000,000 to 2,000,000,000 filed with the Secretary of State of the State of Nevada on November 18, 2021	8-K	001-36404	3.1	November 19, 2021
3.14	Certificate of Change filed with the Secretary of State of the State of Nevada on October 4, 2022 (effective as of October 7, 2022)	8-K	001-36404	3.1	October 6, 2022
3.15	Certificate of Amendment to the Articles of Incorporation increasing the number of authorized shares of Common Stock from 26,666,667 to 500,000,000 filed with the Secretary of State of the State of Nevada on November 29, 2022	8-K	001-36404	3.1	December 2, 2022
3.16	Certificate of Designations of Preferences and Rights of Series 9 Preferred Stock.	8-K	001-36404	3.1	March 15, 2024
3.17	Certificate of Amendment (Reverse Stock Split).	8-K	001-36404	3.2	March 15, 2024
3.18	Certificate of Amendment (Name Change).	8-K	001-36404	3.3	March 15, 2024
3.19	Certificate of Amendment to Designations of Preferences and Rights of Series 9 Preferred Stock	8-K	001-36404	3.1	May 1, 2024
3.20	Certificate of Amendment to Articles of Incorporation, effective as of January 10, 2025.	8-K	001-36404	3.1	January 10, 2025
3.21	Bylaws, as amended.	S-1	333-190574	3.2	August 12, 2013
3.22	Bylaws Amendment.	8-K	001-36404	3.2	September 13, 2021
3.23	By-Laws Amendment No. 3.	8-K	001-36404	3.1	September 19, 2023
3.24	By-Laws Amendment No. 4.	8-K	001-36404	3.2	September 19, 2023
3.25	Bylaws Amendment.	8-K	001-36404	3.4	March 15, 2024
4.1	Promissory Note, dated as of May 1, 2024.	8-K	001-36404	4.1	May 1, 2024
4.2	Promissory Note, dated as of May 24, 2024.	8-K	001-36404	4.1	May 29, 2024
4.3	Form of Placement Agent Warrant.	8-K	001-36404	4.1	January 10, 2025
4.4	Form of Pre-funded Warrant.	8-K	001-36404	4.1	March 31, 2025
4.5	Form of Common Warrant.	8-K	001-36404	4.2	March 31, 2025

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.6	Form of Representative’s Warrant.	8-K	001-36404	4.3	March 31, 2025
10.1	Placement Agency Agreement, dated January 7, 2025, by and between XTI Aerospace, Inc. and ThinkEquity LLC.	8-K	001-36404	10.1	January 10, 2025
10.2	Form of Lock-Up Agreement.	8-K	001-36404	10.2	January 10, 2025
10.3	Settlement Agreement, dated March 27, 2025, by and between XTI Aerospace Inc., 3AM Investments LLC, Grafiti Group LLC, and Nadir Ali.	8-K	001-36404	10.1	March 28, 2025
10.4	Form of Lock-Up Agreement.	8-K	001-36404	10.1	March 31, 2025
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.					X
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.					X
32.1#	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

†	Exhibits, schedules and similar attachments have been omitted pursuant to Item 601 of Regulation S-K and the registrant undertakes to furnish supplemental copies of any of the omitted exhibits and schedules upon request by the SEC.

#	This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.