Form 10-Q
period 2025-06-30
XTI Aerospace, Inc.
filed 2025-08-14
CIK 1529113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2025
Common Stock, par value $0.001	20,253,316

XTI AEROSPACE, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2025

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

●

general economic conditions and events and the impact they may have on us and our potential customers, including, but not limited to escalating tariff and non-tariff trade measures imposed by the U.S. and other countries, increases in inflation rates and rates of interest, supply chain challenges, increased costs for materials and labor, cybersecurity attacks, the ongoing conflicts between Russia and Ukraine, and Hamas and Israel, and public health threats such as the COVID-19 pandemic;

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

EXPLANATORY NOTE

On March 12, 2024 (the “Closing Date”), XTI Aerospace, Inc. (formerly known as Inpixon (“Legacy Inpixon”)), Superfly Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of XTI Aerospace (“Merger Sub”), and XTI Aircraft Company, a Delaware corporation (“Legacy XTI”), completed their previously announced merger transaction pursuant to that certain Agreement and Plan of Merger, dated as of July 24, 2023 and amended on December 30, 2023 and March 12, 2024 (as so amended, the “XTI Merger Agreement”), pursuant to which Merger Sub merged with and into Legacy XTI with Legacy XTI surviving the merger as a wholly-owned subsidiary of XTI Aerospace (the “XTI Merger”). In connection with the closing of the XTI Merger, our corporate name changed to “XTI Aerospace, Inc.”

In this report, unless otherwise noted, or the context otherwise requires, the terms “XTI Aerospace,” the “Company,” “we,” “us,” and “our” refer collectively to XTI Aerospace, Inc. and our subsidiaries, Inpixon GmbH, Inpixon Holding UK Limited, IntraNav GmbH and, prior to the closing of the XTI Merger, Merger Sub, and after the closing of the XTI Merger, Legacy XTI.

The Company determined the XTI Merger should be accounted for as a reverse acquisition with Legacy XTI being considered the accounting acquirer. Therefore, the condensed consolidated financial statements included in this report represent a continuation of the financial statements of Legacy XTI and the results of operations of the accounting acquired entity, Legacy Inpixon, are included in the condensed consolidated financial statements as of the Closing Date and through the June 30, 2025 reporting date.

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

PART I — FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

XTI AEROSPACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value data)

	As of June 30, 2025	As of December 31, 2024
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$20,046	$4,105
Accounts receivable, net of allowance for credit losses of $45 and $18 as of June 30, 2025 and December 31, 2024, respectively	338	706
Other receivables	48	538
Inventories	2,490	2,214
Prepaid expenses and other current assets	1,290	1,018

Total Current Assets	24,212	8,581

Property and equipment, net	255	206
Operating lease right-of-use asset, net	266	340
Intangible assets, net	1,223	1,884
Goodwill	9,143	12,072
Other assets	349	1,208

Total Assets	$35,448	$24,291

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XTI AEROSPACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except number of shares and par value data)

	As of June 30, 2025	As of December 31, 2024
	(Unaudited)
Liabilities, Mezzanine Equity, and Stockholders’ Equity

Current Liabilities
Accounts payable	$2,685	$5,487
Related party payables	—	51
Accrued expenses and other current liabilities	1,822	6,703
Accrued interest	342	522
Customer deposits	1,350	1,350
Warrant liability	14,564	—
Operating lease obligation, current	95	119
Deferred revenue	979	532
Short-term debt	—	2,657

Total Current Liabilities	21,837	17,421

Long Term Liabilities
Long-term debt	65	65
Operating lease obligation, noncurrent	181	231

Total Liabilities	22,083	17,717

Commitments and Contingencies (Note 17)

Mezzanine Equity
Representative and placement agent warrants, net of issuance costs of $64	960	—

Stockholders’ Equity
Preferred Stock - $0.001 par value; 5,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Series 4 Convertible Preferred Stock - 10,415 shares authorized; 1 share issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Series 5 Convertible Preferred Stock - 12,000 shares authorized; 126 shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Series 9 Preferred Stock - 20,000 shares authorized; 0 shares issued and outstanding as of June 30, 2025, and 11,302 and 1,331 shares issued and outstanding as of December 31, 2024	—	1,331
Common Stock - $0.001 par value; 500,000,000 shares authorized; 17,915,340 and 1,685,021 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	18	2
Additional paid-in capital	138,795	99,425
Accumulated other comprehensive income (loss)	884	(622)
Accumulated deficit	(127,292)	(93,562)

Total Stockholders’ Equity	12,405	6,574

Total Liabilities, Mezzanine Equity, and Stockholders’ Equity	$35,448	$24,291

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XTI AEROSPACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(Unaudited)
Revenues	$600	$1,031	$1,084	$1,251

Cost of Revenues	117	369	266	448

Gross Profit	483	662	818	803

Operating Expenses
Research and development	1,950	1,148	3,664	1,612
Sales and marketing	1,505	837	2,526	1,141
General and administrative	3,948	12,412	11,328	14,129
Merger-related transaction costs	—	—	—	6,490
Impairment of goodwill	4,049	—	4,049	—
Impairment of intangible assets	100	—	631	—
Amortization of intangible assets	61	192	152	235

Total Operating Expenses	11,613	14,589	22,350	23,607

Loss from Operations	(11,130)	(13,927)	(21,532)	(22,804)

Other (Expense) Income
Interest expense, net	(1)	(70)	(218)	(331)
Amortization of deferred loan costs	—	—	—	(17)
Loss on extinguishment of debt	—	—	(421)	(6,732)
Warrant issuance expense	(3,779)	—	(5,795)	—
Change in fair value of convertible notes	—	—	—	12,882
Change in fair value of warrant liability	(5,934)	(679)	(5,431)	(281)
Other	(5)	(22)	(339)	(13)
Total Other (Expense) Income	(9,719)	(771)	(12,204)	5,508

Net Loss, before tax	(20,849)	(14,698)	(33,736)	(17,296)
Income tax benefit (provision)	(9)	(12)	6	(16)
Net Loss	(20,858)	(14,710)	(33,730)	(17,312)

Preferred stock return	—	(250)	(29)	(311)
Deemed dividend	—	(460)	—	(460)
Net Loss Attributable to Common Stockholders	$(20,858)	$(15,420)	$(33,759)	$(18,083)

Net Loss Per Share - Basic and Diluted	$(2.93)	$(261.99)	$(6.41)	$(448.98)

Weighted Average Shares Outstanding
Basic and Diluted	7,121,837	58,857	5,263,609	40,276

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XTI AEROSPACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(Unaudited)
Net Loss	$(20,858)	$(14,710)	$(33,730)	$(17,312)
Change in fair value of convertible note receivable	—	59	—	59
Unrealized foreign exchange gain / (loss) from cumulative translation adjustments	1,039	(32)	884	(198)
Comprehensive Loss	$(19,819)	$(14,683)	$(32,846)	$(17,451)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XTI AEROSPACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and six months ended June 30, 2025

(Unaudited)

(In thousands, except share data)

	Series 9 Preferred Stock at Redemption Value		Common Stock		Additional Paid-In	Accumulated Other Comprehensive (Loss)	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance - January 1, 2025	1,331	$1,331	1,685,021	$2	$99,425	$(622)	$(93,562)	$6,574
Common shares issued for net cash proceeds of ATM offering	—	—	169,299	—	1,667	—	—	1,667
Common shares issued for net cash proceeds of public offerings	—	—	2,219,746	2	17,900	—	—	17,902
Common shares issued for conversion of debt	—	—	240,229	—	750	—	—	750
Common shares issued for exercise of liability classified warrants	—	—	300,000	—	408	—	—	408
Redemption of Series 9 preferred stock	(1,331)	(1,331)	—	—	(96)	—	—	(1,427)
Stock-based compensation	—	—	—	—	455	—	—	455
Cumulative translation adjustment	—	—	—	—	—	467	—	467
Other	—	—	173,245	1	4	—	—	5
Net loss	—	—	—	—	—	—	(12,872)	(12,872)
Balance - March 31, 2025	—	—	4,787,540	5	120,513	(155)	(106,434)	13,929
Common shares issued for net cash proceeds of public offerings	—	—	6,231,200	6	(457)	—	—	(451)
Common shares issued for exercise of liability classified warrants	—	—	6,771,600	7	18,002	—	—	18,009
Stock-based compensation	—	—	125,000	—	722	—	—	722
Cumulative translation adjustment	—	—	—	—	—	1,039	—	1,039
Other	—	—	—	—	15	—	—	15
Net loss	—	—	—	—	—	—	(20,858)	(20,858)
Balance - June 30, 2025	—	$—	17,915,340	$18	$138,795	$884	$(127,292)	$12,405

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XTI AEROSPACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and six months ended June 30, 2024

(Unaudited)

(In thousands, except share data)

	Series 9 Preferred Stock at Redemption Value		Common Stock		Additional Paid-In	Accumulated Other Comprehensive (Loss)	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance - January 1, 2024	—	$—	12,791	$—	$26,330	$—	$(57,959)	$(31,629)
Common and preferred shares issued via merger	11,302	11,302	8,303	—	14,303	—	—	25,605
Common shares issued for conversion of debt	—	—	11,551	—	9,614	—	—	9,614
Inducement loss on debt conversions	—	—	—	—	6,732	—	—	6,732
Common shares issued to Xeriant, Inc.	—	—	1,194	—	—	—	—	—
Common shares issued for cashless exercise of warrants and options	—	—	1,928	—	—	—	—	—
Capital contribution - forgiveness of related party payable	—	—	—	—	380	—	—	380
Stock-based compensation	—	—	3,911	—	5,792	—	—	5,792
Cumulative translation adjustment	—	—	—	—	—	(166)	—	(166)
Series 9 preferred stock dividend accrued	—	—	—	—	(61)	—	—	(61)
Net loss	—	—	—	—	—	—	(2,602)	(2,602)
Balance - March 31, 2024	11,302	11,302	39,678	—	63,090	(166)	(60,561)	13,665
Common shares issued in exchange of Series 9 Preferred Stock	(3,550)	(3,550)	11,997	—	3,727	—	—	177
Deemed dividend related to Series 9 preferred stock exchange	—	—	—	—	(177)	—	—	(177)
Common shares issued in exchange of warrants	—	—	5,969	—	1,981	—	—	1,981
Deemed dividend related to December 2023 warrant exchange	—	—	—	—	(283)	—	—	(283)
Common shares issued for exercise of equity classified warrants	—	—	82	—	2	—	—	2
Common shares issued for net cash proceeds of ATM offering	—	—	37,201	—	8,675	—	—	8,675
Common shares issued as settlement of accrued compensation	—	—	10,722	—	1,192	—	—	1,192
Common shares issued as prepayment for services	—	—	1,718	—	335	—	—	335
Stock-based compensation	—	—	—	—	(59)	—	—	(59)
Series 9 preferred stock dividend accrued	—	—	—	—	(250)	—	—	(250)
Change in fair value of convertible note receivable	—	—	—	—	—	59	—	59
Cumulative translation adjustment	—	—	—	—	—	(32)	—	(32)
Net loss	—	—	—	—	—	—	(14,710)	(14,710)
Balance - June 30, 2024	7,752	$7,752	107,367	$—	$78,233	$(139)	$(75,271)	$10,575

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XTI AEROSPACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended June 30,
	2025	2024
	(Unaudited)
Cash Flows Used in Operating Activities

Net loss	$(33,730)	$(17,312)

Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	68	47
Amortization of intangible assets	152	235
Amortization of right-of-use asset	76	92
Non-cash interest expense, net of interest income	145	173
Stock-based compensation	1,177	5,733
Impairment of goodwill	4,049	—
Impairment of intangible assets	631	—
Change in fair value of convertible notes payable	—	(12,882)
Loss on extinguishment of debt	421	6,732
Warrant issuance expense	5,795	—
Change in fair value of warrant liability	5,431	281
Other	(291)	(13)

Changes in operating assets and liabilities:
Accounts receivable and other receivables	401	309
Inventories	(4)	132
Prepaid expenses and other current assets	(264)	162
Other assets	362	8
Accounts payable	(1,814)	1,981
Related party payables	(51)	—
Accrued expenses and other current liabilities	(4,905)	6,494
Accrued interest	67	86
Deferred revenue	376	(354)
Operating lease obligation	(75)	(94)

Net Cash Used in Operating Activities	(21,983)	(8,190)

Cash Flows (Used in) Provided by Investing Activities
Purchase of property and equipment	(103)	(18)
Cash received in purchase of Inpixon	—	2,968
Purchase of intangible asset	—	(39)
Net Cash (Used in) Provided by Investing Activities	(103)	2,911

Cash Provided by Financing Activities
Net proceeds from sale of common stock and pre-funded warrants via public offerings	36,396	—
Net proceeds from ATM stock offering	1,667	8,547
Net proceeds from the exercise of equity classified warrants	—	2
Net proceeds from the exercise of liability classified warrants	3,771	—
Net proceeds from promissory notes	—	2,000
Net proceeds from loan from Inpixon (prior to merger)	—	1,012
Redemption of Series 9 preferred stock	(1,427)	—
Repayments of promissory notes	(2,719)	(502)
Net Cash Provided by Financing Activities	37,688	11,059

Effect of Foreign Exchange Rate on Changes on Cash	339	(6)

Net Increase in Cash and Cash Equivalents	15,941	5,774

Cash and Cash Equivalents - Beginning of period	4,105	5

Cash and Cash Equivalents - End of period	$20,046	$5,779

Supplemental Disclosure of cash flow information:
Cash paid for:
Interest	$282	$32
Income Taxes	$9	$4

Non-cash investing and financing activities
Common shares issued for conversion of debt and accrued interest	$750	$9,614
Common shares issued in exchange of warrants	$—	$1,698
Deemed dividend related to December 2023 warrant exchange	$—	$283
Common shares issued as settlement of accrued compensation	$—	$1,192
Common shares issued as prepayment for services	$—	$335
Common shares issued in exchange of series 9 preferred stock	$—	$3,550
Issuance of common shares for merger consideration, net of cash received	$—	$22,637
Right-of-use asset obtained in exchange for lease liability	$—	$394
Capital contribution - forgiveness of related party payable	$—	$380
Deemed dividend related to series 9 preferred stock exchange	$—	$177
ATM proceeds withheld as payment towards accounts payable	$—	$128
Series 9 preferred stock dividend accrued	$—	$311

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

The Company is primarily an aircraft development company. The Company also provides real-time location systems (“RTLS”) for the industrial sector, which was Legacy Inpixon’s focus prior to the closing of the XTI Merger. Headquartered in Englewood, Colorado, the Company is developing a vertical takeoff and landing (“VTOL”) airplane that is designed to take off and land like a helicopter and cruise like a fixed-wing business airplane. The Company believes its initial configuration, the TriFan 600 airplane, will be one of the first civilian fixed-wing VTOL airplanes that offers the speed and comfort of a business airplane and the range and versatility of VTOL for a wide range of customer applications, including private aviation for business and high net worth individuals, emergency medical services and regional charter air travel, defining a new category of VTOL that the Company terms the “xVTOL.” The TriFan 600 is a seven-occupant airplane intended to provide point-to-point air travel over distances of over 1,000 miles, fly at twice the speed and three times the range of competing helicopters and cruise at altitudes of up to 25,000 feet. Since 2013, the Company has been engaged primarily in developing the aerodynamic performance and top-level engineering design of the TriFan 600, building and testing a two-thirds scale unmanned version of the TriFan 600, generating pre-orders for the TriFan 600, and seeking funds from investors to enable the Company to advance the detailed design and certification of the TriFan 600, and to eventually engage in commercial production and sale of the TriFan 600 airplane.

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

Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results for the full year ending December 31, 2025. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes for the years ended December 31, 2024 and 2023 included in the annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on April 15, 2025.

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Summary of Significant Accounting Policies

The Company’s complete accounting policies are described in Note 3 to the Company’s audited consolidated financial statements and notes for the year ended December 31, 2024.

Liquidity

As of June 30, 2025, the Company had cash and cash equivalents of approximately $20.0 million. For the three and six months ended June 30, 2025, the Company had a net loss of approximately $20.9 million and $33.7 million, respectively. During the six months ended June 30, 2025, the Company used approximately $22.0 million of cash for operating activities.

There can be no assurances that the Company will ever earn revenues sufficient to support its operations, or that it will ever be profitable. In order to continue its operations, the Company has supplemented the revenues it earned with proceeds from the sale of its equity securities and proceeds from loans.

The Company’s recurring losses and utilization of cash in its operations are indicators of going concern issues. However, the Company’s current liquidity position was favorably impacted by the cash raised through equity offerings and cash received from warrant exercises aggregating approximately $41.8 million during the six months ended June 30, 2025, along with repaying and settling certain debt and other obligations during March 2025. Subsequent to June 30, 2025 and through the date of this filing, the Company raised approximately $2.5 million in net proceeds from a combination of warrant exercises and the exercise of an over-allotment option granted to the underwriter of its June Offering of common stock and warrants (see Note 9). The impact of these financings and warrant exercises to the Company’s cash position and overall net working capital position, along with the Company’s ability to defer or eliminate certain operating expenses that are under its control and the revenues expected to be generated by the Industrial IoT segment lead the Company to believe it has the ability to mitigate such concerns for a period of at least one year from the date these financial statements are issued.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each of the reporting periods. Actual results could differ from those estimates. The Company’s significant estimates consist of:

●	the valuation of stock-based compensation;

●	the valuation of the Company’s common stock issued and assets acquired in transactions, including acquisitions;

●	the valuation of convertible notes receivable;

●	the valuation of convertible notes payable, at fair value;

●	the valuation of goodwill and intangible assets;

●	the valuation of warrant liabilities; and

●	the valuation allowance for deferred tax assets.

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Credit Risk and Concentrations

Financial instruments that subject the Company to credit risk consist principally of trade accounts receivable and cash and cash equivalents.

The Company maintains its cash and cash equivalents primarily with high-credit-quality financial institutions in the United States and Germany. Cash balances maintained with financial institutions in the United States are generally in excess of federally insured limits. The Company mitigates its credit risk by limiting its exposure to any single financial institution and by monitoring the credit quality of its counterparties. The Company places its cash with financial institutions that have long-term credit ratings of at least A- or equivalent, as assigned by major credit rating agencies.

The Company performs certain credit evaluation procedures and does not require collateral for financial instruments subject to credit risk. The Company believes that credit risk is limited because the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for credit losses.

The customers who account for 10% or more of the Company’s revenue or 10% or more of the Company’s outstanding accounts receivable balance are presented as follows for the periods indicated:

	Percentage of revenues
	For the three months ended June 30,		For the six months ended June 30,		Percentage of accounts receivable
Customer	2025	2024	2025	2024	As of June 30, 2025	As of December 31, 2024
A	30%	12%	21%	11%	32%	**
B	20%	**	13%	**	29%	**
C	19%	10%	21%	10%	**	22%
D	**	36%	**	29%	**	**
E	**	12%	**	23%	**	31%
F	**	**	**	**	23%	**

**	Represents less than 10% of the total for the respective period.

The vendors who account for 10% or more of the Company’s purchases or 10% or more of the Company’s outstanding payable balance are presented as follows for the periods indicated:

	Percentage of purchases
	For the three months ended June 30,		For the six months ended June 30,		Percentage of accounts payable
Vendor	2025	2024	2025	2024	As of June 30, 2025	As of December 31, 2024
A	**	11%	**	**	**	**
B	**	**	**	**	31%	11%
C	**	**	**	**	13%	**
D	**	**	**	**	**	31%

**	Represents less than 10% of the total for the respective period.

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

For the three and six months ended June 30, 2025, the Company determined that its long-lived assets were impaired by approximately $0.1 million and $0.6 million, respectively. For the three and six months ended June 30, 2025, the Company determined that its goodwill was impaired by approximately $4.05 million and $4.05 million, respectively.

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

Foreign Currency

The functional currency for the Company’s subsidiaries is determined based on the primary economic environment in which the subsidiary operates. The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenues and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in cumulative translation adjustment included in “Accumulated other comprehensive loss” in stockholders’ equity on the condensed consolidated balance sheets. The Company remeasures monetary assets and liabilities that are not denominated in the functional currency at exchange rates in effect at the end of each period. Gains and losses from these remeasurements are recognized in general and administrative expenses in the condensed consolidated statements of operations. Foreign exchange gains (losses) were immaterial for each of the three and six months ended June 30, 2025 and 2024.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Recurring revenue
Software	$385	$317	$705	$370
Total recurring revenue	$385	$317	$705	$370

Non-recurring revenue
Hardware	$194	$606	$356	$768
Software	$3	$5	$5	$5
Professional services	$18	$103	$18	$108
Total non-recurring revenue	$215	$714	$379	$881

Total Revenue	$600	$1,031	$1,084	$1,251

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenue recognized at a point in time
Industrial IoT (1)	$197	$611	$361	$773
Total	$197	$611	$361	$773

Revenue recognized over time
Industrial IoT (2) (3)	$403	$420	$723	$478
Total	$403	$420	$723	$478

Total Revenue	$600	$1,031	$1,084	$1,251

(1)	Hardware and Software’s performance obligation is satisfied at a point in time when they are shipped to the customer.

(2)	Professional services are also contracted on the fixed fee and time and materials basis. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date, in which revenue is recognized over time.

(3)	Software As A Service Revenue’s performance obligation is satisfied evenly over the service period using a time-based measure because the Company is providing continuous access to its service and revenue is recognized over time.

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Deferred revenue

As of December 31, 2024 and June 30, 2025, the Company had approximately $0.5 million and $1.0 million, respectively, in deferred revenue. This deferred revenue balance relates to cash received in advance for product maintenance services and professional services provided by the Company’s technical staff. The fair value of the deferred revenue approximates the services to be rendered. The Company expects to satisfy its remaining performance obligations for these maintenance services and professional services and recognize the deferred revenue and related contract costs over the next twelve months.

Note 5 - Proforma Financial Information

The XTI Merger was accounted for as a reverse merger under U.S. GAAP. For financial reporting purposes, Legacy Inpixon is treated as the “acquired” company. As a result, the Company’s consolidated financial statements include the operating results of Legacy Inpixon only from March 12, 2024, the merger closing date. The following unaudited proforma financial information presents the consolidated results of operations of the Company and Legacy Inpixon for the three months and six months ended June 30, 2024, as if the XTI Merger had occurred as of the beginning of the first period presented (January 1, 2024) instead of on March 12, 2024. The proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.

The proforma financial information for the Company and Legacy Inpixon is as follows (in thousands):

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Revenues	$1,031	$1,758
Net loss attributable to common stockholders	$(15,420)	$(31,669)
Net loss per basic and diluted common share	$(261.97)	$(538.07)
Weighted average common shares outstanding:
Basic and Diluted	58,857	58,857

Note 6 - Goodwill and Intangible Assets

Goodwill

In connection with the XTI Merger, the excess of the purchase price over the estimated fair value of the net assets assumed of $12.4 million was recognized as goodwill.

The following table summarizes the changes in the carrying amount of Goodwill for the three months ended June 30, 2025 (in thousands):

Amount
Beginning balance - January 1, 2025	$12,072
Foreign currency translation adjustment	1,120
Impairment	(4,049)
Ending balance – June 30, 2025	$9,143

The Company tests goodwill for impairment at the reporting unit level annually, on October 1, or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists. In accordance with ASC 350, the Company first assessed whether there were any indicators of goodwill impairment that would require a quantitative analysis to be performed (i.e., a triggering event). The Company determined there was a triggering event during the six months ended June 30, 2025 related to the IoT reporting unit, in the form of a current period operating and cash flow loss, a consistent history of operating losses, and the revenue results for the current period missing forecasted targets due to (i) the sales cycle to close transactions taking longer than anticipated and (ii) supply chain issues causing delays in our delivery of Nanotron product to customers.

In accordance with ASC 350, given a triggering event was identified, the Company performed a quantitative goodwill impairment analysis related to its Industrial IoT reporting unit, which concluded the carrying amount of the reporting unit exceeded its estimated fair value, indicating that the goodwill of the reporting unit was impaired. Therefore, the Company recorded an impairment loss of $4.05 million during the three and six months ended June 30, 2025, related to its Industrial IoT reporting unit.

The Company utilized an income approach to assess the fair value of the reporting unit as of June 30, 2025. The income approach considered the discounted cash flow model, considering projected future cash flows (including timing and profitability), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, and projected future economic and market conditions. The inputs for the fair value calculations of the reporting unit included a 3% terminal growth rate and a discount rate of 29%. Management’s estimates of projected cash flows related to the reporting unit include, but are not limited to, future earnings of the reporting unit using revenue growth rates, gross margins, and other cost assumptions consistent with the reporting unit’s historical trends, and working capital requirements and future capital expenditures necessary to fund future operations. The assumptions in the fair value measurement reflects the current market environment, industry-specific factors and company-specific factors.

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

Intangible assets at June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	June 30, 2025
	Gross Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Remaining Weighted Average Useful Life
Patents	$468	$(199)	$-	$269	9.3
Trade Name/Trademarks	486	(181)	(115)	190	4.6
Proprietary Technology	1,395	(439)	(293)	663	5.4
Customer Relationships	137	(36)	-	101	3.7
In-Process R&D	243	(20)	(223)	-	-
Totals	$2,729	$(875)	$(631)	$1,223

	December 31, 2024
	Gross Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Patents	$468	$(184)	$—	$284
Trade Name/Trademarks	897	(142)	(451)	304
Proprietary Technology	2,860	(326)	(1,583)	951
Customer Relationships	684	(109)	(473)	102
In-Process R&D	243	—	—	243
Totals	$5,152	$(761)	$(2,507)	$1,884

Amortization expense for the three and six months ended June 30, 2025 was approximately $0.06 million and $0.15 million, respectively. Amortization expense for the three and six months ended June 30, 2024 was approximately $0.19 million and $0.23 million, respectively.

Future amortization expense on intangibles assets is anticipated to be as follows (in thousands):

Year ending December 31,	Amount
2025 (for 6 months)	$112
2026	224
2027	224
2028	224
2029	173
2030 and thereafter	266
Total	$1,223

The Company tests for impairment if a change in circumstances or the occurrence of events indicates that potential impairment exists. In accordance with ASC 360, the Company first performed a qualitative assessment to determine if there were any indicators of impairment that would require a quantitative analysis to be performed. The results of the qualitative analysis performed by the Company determined there was a triggering event during the six months ended June 30, 2025, in the form of a current period operating and cash flow loss, a consistent history of operating losses, and the revenue results for the current period missing forecasted targets due to (i) the sales cycle to close transactions taking longer than anticipated and (ii) supply chain issues causing delays in our delivery of Nanotron product to customers. Based on a quantitative assessment, the Company recorded an impairment to its Proprietary Technology of $0.1 million for the three months ended June 30, 2025. Based on a quantitative assessment, the Company recorded an impairment to its Trade Names & Trademarks, Proprietary Technology, and In-Process Research and Development of $0.1 million, $0.3 million, and $0.2 million, respectively, for the six months ended June 30, 2025, which is included in ‘Impairment of intangible assets’ in the unaudited condensed consolidated statements of operations. These assets were part of the Company’s Industrial IoT segment.

The Company assessed the fair value of the Trade Names & Trademarks, Proprietary Technology, and In-Process Research and Development by using an income approach in the form of a relief from royalty model, which considered a specified royalty rate, discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, and projected future economic and market conditions. The inputs for the fair value calculations included a 3% terminal growth rate, discount rate of 29%, and a royalty rate of 2% and 10% for Tradenames and Trademarks and Proprietary Technology, respectively. Management’s estimates of projected cash flows include, but are not limited to, future earnings of the reporting unit using revenue growth rates, gross margins, and other cost assumptions consistent with the reporting unit’s historical trends, and working capital requirements and future capital expenditures necessary to fund future operations. The assumptions in the fair value measurement reflects the current market environment, industry-specific factors and company-specific factors. As a result of the impairment, the Company assessed the remaining useful lives of the Trade Names & Trademarks and Proprietary Technology and concluded that there were no changes required.

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Other Balance Sheet Information

Prepaid expenses and other current assets

Prepaid expenses and other current assets as of June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	As of June 30, 2025	As of December 31, 2024
AVX deposit - related party	$—	$464
Prepaid insurance	558	293
Deposits	317	88
Prepaid consulting/professional fees	175	15
Prepaid software	102	89
Other	138	69
Total prepaid expenses and other current assets	$1,290	$1,018

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities as of June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	As of June 30, 2025	As of December 31, 2024
Accrued transaction bonuses – Strategic Transaction Bonus Plan	$—	$4,266
Accrued transaction bonuses – related party	—	400
Accrued bonus and commissions	762	1,163
Accrued compensation and benefits	574	446
Accrued other	486	428
Total accrued expenses and other current liabilities	$1,822	$6,703

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Debt

The Company’s outstanding debt consisted of the following at the periods indicated (in thousands):

Short-Term Debt	Maturity	June 30, 2025	December 31, 2024
Promissory Note - May 1, 2024[1]	5/1/2025	$—	$1,442
Promissory Note - May 24, 2024[1]	5/24/2025	—	1,426
Unamortized Discounts		—	(211)
Total Short-Term Debt		$—	$2,657

Long-Term Debt
SBA loan	6/3/2050	$65	$65
Total Long-Term Debt		$65	$65

[1]	promissory note paid in full during the first quarter of 2025.

Interest expense on outstanding debt totaled approximately $0.0 million and $0.2 million for the three and six months ended June 30, 2025, respectively. Interest expense on outstanding debt totaled approximately $0.3 million and $0.5 million for the three and six months ended June 30, 2024, respectively.

Streeterville Debt Exchanges and Repayment

During the first quarter of 2025, the Company issued an aggregate of 240,229 shares of common stock (the “Exchange Shares”) to Streeterville Capital, LLC (“Streeterville”), the holder of that certain outstanding secured promissory note of the Company issued on May 1, 2024 (the “Original Note”), at a price between $2.48 and $4.21 per share, in each case equal to the Minimum Price as defined in Nasdaq Listing Rule 5635(d) in accordance with the terms and conditions of certain exchange agreements, pursuant to which the Company and Streeterville agreed to (i) partition new secured promissory notes in the form of the Original Note in the aggregate original principal amount of $750,000 and then cause the outstanding balance of the Original Note to be reduced by an aggregate of $750,000; and (ii) exchange the partitioned notes for the delivery of the Exchange Shares.

On March 31, 2025 and using the net proceeds from the March Offering (see “March 2025 Public Offering” disclosure in Note 9), the Company repaid the remaining obligation of approximately $2.7 million (which included principal, accrued interest and monitoring fees, and a 15% prepayment penalty) in respect of the two secured promissory notes issued by the Company to Streeterville on May 1, 2024 and May 24, 2024. As a result of the repayments, Streeterville released its security interest in the stock the Company owns in Legacy XTI and the assets owned by Legacy XTI. Due to the repayment of the promissory notes occurring before the maturity date, the Company incurred a loss on extinguishment of debt of approximately $0.4 million, which is reported within other (expense) income on the condensed consolidated statements of operations.

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Common Stock

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

January 2025 Public Offering

On January 7, 2025, the Company entered into a placement agency agreement with ThinkEquity LLC (“ThinkEquity”), pursuant to which the Company agreed to issue and sell directly to various investors, in a best efforts public offering (the “January Offering”), an aggregate of 1,454,546 shares of common stock at an offering price of $13.75 per share. The January Offering closed on January 10, 2025 resulting in net proceeds to the Company of approximately $18.3 million, after deducting commissions and other expenses of approximately of $1.7 million.

March 2025 Public Offering

On March 28, 2025, the Company entered into an underwriting agreement with ThinkEquity, as the representative of the underwriters named therein, relating to a firm commitment underwritten public offering (the “March Offering”) of 765,200 shares of common stock (the “Shares”), pre-funded warrants (the “Pre-funded Warrants”) to purchase up to 2,176,000 shares of common stock, and common warrants (the “Common Warrants” and together with the Pre-funded Warrants, the “Warrants”) to purchase up to 2,941,200 shares of common stock. The combined public offering price for each Share, together with one Common Warrant, was $1.36. The combined public offering price for each Pre-funded Warrant, together with one Common Warrant, was $1.359. Each Share, or a Pre-funded Warrant in lieu thereof, was sold together with one Common Warrant.

The March Offering closed on March 31, 2025. The net proceeds to the Company from the sale of the Shares and the Warrants were approximately $3.4 million, after deducting the underwriting discounts and commissions and other expenses payable by the Company of approximately $0.6 million.

June 2025 Public Offering

On June 24, 2025, the Company entered into an underwriting agreement with ThinkEquity, as the representative of the underwriters named therein, relating to a firm commitment underwritten public offering (the “June Offering”) of 6,231,200 shares of common stock (the “Shares”), pre-funded warrants (the “Pre-funded Warrants”) to purchase up to 2,911,800 shares of common stock, and common warrants (the “Common Warrants” and together with the Pre-funded Warrants, the “Warrants”) to purchase up to 9,143,000 shares of common stock. The combined public offering price for each Share, together with one Common Warrant, was $1.75. The combined public offering price for each Pre-funded Warrant, together with one Common Warrant, was $1.749. Each Share, or a Pre-funded Warrant in lieu thereof, was sold together with one Common Warrant.

The Company also granted ThinkEquity a 45-day option to purchase, at the public offering price, less the underwriting discounts and commissions, up to 1,371,000 additional shares of Common Stock (and/or Pre-funded Warrants in lieu thereof) and/or up to 1,371,000 additional Common Warrants or any combination thereof, to cover any over-allotments. ThinkEquity partially exercised this option on June 25, 2025 for 1,371,000 additional Common Warrants.

The June Offering closed on June 26, 2025. The net proceeds to the Company from the sale of the Shares and the Warrants were approximately $14.7 million, after deducting the underwriting discounts and commissions and other expenses payable by the Company of approximately $1.3 million.

Allocation of Net Proceeds

The aggregate net proceeds from the January Offering, the March Offering, and the June Offering were approximately $36.4 million. For reporting purposes, the Company allocated approximately $17.4 million of net proceeds to the sales of common stock and approximately $19.0 million of net proceeds to the issuance of warrants. The net proceeds were allocated to each of the warrants and the common stock based on their relative fair value as of the date of issuance.

Other Share Issuances

On May 13, 2025, the Company entered into an advisory agreement with a third-party advisor, pursuant to which the Company issued 125,000 shares of restricted common stock, subject to certain registration rights, to the advisor in consideration for financial advisory services agreed to be rendered to the Company pursuant to the advisory agreement. As a result of the share issuance, the Company recognized approximately $0.2 million in share-based compensation expense, which is included in general and administrative expenses on the condensed consolidated statements of operations, for the three and six months ended June 30, 2025.

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

As of December 31, 2024, Streeterville and 3AM held zero and 1331.12 shares of Series 9 Preferred Stock, respectively.

Pursuant to the Consent Agreement, the Company delivered an aggregate of approximately $0.2 million to 3AM on January 5, 2025, which amount represents the Redemption Proceeds payable to 3AM in connection with amounts received by the Company on January 2, 2025 from sales under the ATM originating on December 31, 2024. Such payments were made for 167.00 shares of the Company’s Series 9 Preferred Stock held by 3AM. The Company entered into an acknowledgment agreement with 3AM to record such payment.

On March 27, 2025, the Company entered into a Settlement Agreement with 3AM and other parties as further disclosed in Note 16. Pursuant to the Settlement Agreement, on the Effective Date, the Company delivered the aggregate amount of approximately $1.3 million (the “Series 9 Redemption Amount”) for the redemption of the outstanding Series 9 Preferred Stock. Following 3AM’s receipt of the Series 9 Redemption Amount, 3AM no longer held any shares of Series 9 Preferred Stock.

As of June 30, 2025, there are no shares of Series 9 Preferred Stock issued and outstanding.

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Stock Award Plans and Stock-Based Compensation

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

2017 Plan

During 2017, Legacy XTI adopted the 2017 Plan, which was amended in 2021 to increase the maximum shares eligible to be granted under the 2017 Plan. The Company may issue awards in the form of restricted stock units and stock options to employees, directors, and consultants. Under the 2017 Plan, stock options are generally granted with an exercise price equal to the estimated fair value of the Company’s common stock, as determined by the Company’s Board of Directors on the date of grant. Options generally have contractual terms of ten years. Incentive stock options (ISO) may only be granted to employees, whereas all other stock awards may be granted to employees, directors, consultants and other key stakeholders. As of June 30, 2025, there are no shares available for future grants under the 2017 Plan.

2018 Plan

In February 2018, Legacy Inpixon adopted the 2018 Plan, which is utilized for employees, corporate officers, directors, consultants and other key persons employed. The 2018 Plan provides for the granting of incentive stock options, NQSOs, stock grants and other stock-based awards, including Restricted Stock and Restricted Stock Units (as defined in the 2018 Plan). As of June 30, 2025, there are no unvested Restricted Stock or Restricted Stock Units outstanding under the 2018 Plan.

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

The aggregate number of shares that may be awarded under the 2018 Plan as of June 30, 2025 was 74,105,687. As of June 30, 2025, 47,504 of stock options were granted to employees, directors and consultants of the Company and 72,906,959 options were available for future grant under the 2018 Plan.

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

See below for a summary of the stock options granted under the 2011, 2017, and 2018 plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Beginning balance as of January 1, 2025	51,185	$455.00	9.3	$—
Granted	—
Exercised	—
Expired	—
Forfeited	(1,015)
Ending balance as of June 30, 2025	50,170	$344.12	9.0	$—

Options vested and exercisable as of June 30, 2025	19,116	$510.12	8.8	$—

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

The Company incurred the following stock-based compensation charges for the periods indicated below (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Employee and consultant stock options[1]	$478	$(59)	$933	$84
Vesting of previously unvested warrants[2]	—	—	—	496
Professional fees[2]	244	—	244	5,153
Total	$722	$(59)	$1,177	$5,733

[1]	Amount included in general and administrative expenses on the condensed consolidated statements of operations.

[2]	Amount included in merger-related transaction costs on the condensed consolidated statements of operations for the three and six months ended June 30, 2024. Amount included in general and administrative expenses on the condensed consolidated statements of operations for the three and six months ended June 30, 2025.

As of June 30, 2025, the total unrecognized compensation expense related to unvested awards was approximately $4.4 million, which the Company expects to recognize over an estimated weighted average period of 1.76 years.

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Warrants

The following table summarizes the activity of warrants outstanding:

Number of Warrants
Beginning balance as of January 1, 2025	1,128
Granted	19,219,937
Exercised	(7,071,600)
Expired	—
Exchanged	—
Ending balance as of June 30, 2025	12,149,465

Exercisable as of June 30, 2025	12,148,708

The weighted average exercise price of warrants outstanding as of June 30, 2025 was $3.84. The weighted average exercise price of exercisable warrants outstanding as of June 30, 2025 was $3.84.

Warrants Granted

January 2025 Public Offering

As part of its compensation for acting as placement agent for the January Offering (refer to Note 9), the Company issued ThinkEquity warrants (the “Placement Agent Warrants”) to purchase 72,727 shares of common stock. The Placement Agent Warrants are exercisable commencing January 10, 2025, expire January 8, 2030 and have an exercise price of approximately $17.1875 per share.

The Placement Agent Warrants are classified as a contingently redeemable warrant in accordance with ASC 718, since these warrants did qualify for equity classification, but could be settled in cash or other assets in the event that another person or entity becomes the beneficial owner of 50% of the outstanding shares of the Company’s common stock. Because this contingently redeemable feature could result in the warrant holders receiving additional compensation not on par with the holders of Common Stock, the Placement Agent Warrants were classified as temporary equity and therefore reported in “Mezzanine Equity” on the Company’s condensed consolidated balance sheets as of June 30, 2025.

The measurement of fair value of the warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $7.31, exercise price of $17.1875, term of five years, volatility of 98%, risk-free rate of 4.6%, and expected dividend rate of 0%). The proceeds of the January Offering were allocated to each of the warrants and the common stock based on their relative fair value.

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The grant date fair value of the warrants and shares of common stock on January 10, 2025 is summarized below and is reflected as temporary equity for the warrants and within additional paid-in capital for the common stock as of June 30, 2025.

Instrument	Grant Date Fair Value
Common stock	$19,663,008
Placement Agent Warrants	$337,000

March 2025 and June 2025 Public Offerings

As part of the March Offering and June Offering (refer to Note 9), the Company issued pre-funded warrants (the “Pre-funded Warrants”) to purchase up to an aggregate of 5,087,800 shares of common stock, and common warrants (the “Common Warrants”) to purchase up to an aggregate of 13,455,200 shares of common stock.

Each Pre-funded Warrant was immediately exercisable upon issuance, has an exercise price of $0.001 per share and may be exercised at any time until all of the Pre-funded Warrants are exercised in full. Each Common Warrant was immediately exercisable upon issuance and expires on the fifth anniversary of the date of issuance. The Common Warrants issued in connection with the March Offering have an exercise price of $1.36. The Common Warrants issued in connection with the June Offering have an exercise price of $2.00.

Upon closing of the March Offering and the June Offering, the Company issued ThinkEquity, as partial compensation, warrants (the “Representative’s Warrants”) to purchase up to 147,060 and 457,150 shares of common stock, respectively. The Representative’s Warrants issued in connection with the March Offering have an exercise price of $1.70 per share. The Representative’s Warrants issued in connection with the June Offering have an exercise price of $2.1875 per share. The Representative’s Warrants are exercisable, in whole or in part, immediately upon issuance until the five-year anniversary of the commencement of sales of securities in the March Offering and the June Offering, respectively.

Similar to the Placement Agent Warrants described above in this note section, the Representative’s Warrants issued in connection with the March Offering and June Offering were determined to be temporary equity under ASC 718 and therefore reported in “Mezzanine Equity” on the Company’s condensed consolidated balance sheets, and the Common Warrants and Pre-funded Warrants were determined to be liability classified. The Common Warrants and Pre-funded Warrants were recognized at fair value at issuance, with the change in fair value of approximately $5.9 million and $5.4 million reported in “change in fair value of warrant liability” on the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2025, respectively.

The measurement of fair value of the Representative’s Warrants issued in connection with the March Offering was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $1.09, exercise price of $1.70, term of five years, volatility of 103%, risk-free rate of 4%, and expected dividend rate of 0%). The measurement of fair value of the Common Warrants issued in connection with the March Offering was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $1.09, exercise price of $1.36, term of five years, volatility of 103%, risk-free rate of 4%, and expected dividend rate of 0%).

The measurement of fair value of the Representative’s Warrants issued in connection with the June Offering was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $1.66, exercise price of $2.1875, term of five years, volatility of 106%, risk-free rate of 3.8%, and expected dividend rate of 0%). The measurement of fair value of the Common Warrants issued in connection with the June Offering was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $1.66, exercise price of $2.00, term of five years, volatility of 106%, risk-free rate of 3.8%, and expected dividend rate of 0%).

The March Offering and the June Offering proceeds were allocated to each of the warrants and the common stock based on their relative fair value. The grant date fair value of the warrants and shares of common stock on March 31, 2025 (March Offering) and June 26, 2025 (June Offering) is summarized below in the aggregate and is reflected as temporary equity (“Mezzanine Equity”) for the Representative’s Warrants, a warrant liability for the Common Warrants and Pre-funded Warrants, and within additional paid-in capital for the common stock as of June 30, 2025.

Instrument	Grant Date Fair Value March Offering	Grant Date Fair Value June Offering	Total
Common stock	$765	$6,231	$6,996
Pre-funded Warrants	$2,957,949	$5,092,738	$8,050,687
Representative’s Warrants	$115,000	$572,000	$687,000
Common Warrants	$2,395,000	$13,334,000	$15,729,000
Total Fair Value of Warrants Issued	$5,467,949	$18,998,738	$24,446,687

Given that the aggregate gross proceeds of approximately $20.0 million from the March Offering (approximately $4.0 million) and the June Offering (approximately $16.0 million) was less than the total fair value of the warrants issued, the Company recorded a loss on excess fair value at issuance of approximately $3.0 million and $4.5 million for the three and six months ended June 30, 2025, respectively, which is reported in “warrant issuance expense” on the Company’s condensed consolidated statements of operations. In addition, an aggregate of $0.8 million and $1.3 million of underwriting discounts and commissions and other expenses relating to the March Offering and June Offering were allocated, based on the fair value at the time of issuance, to the warrant instruments for the three and six months ended June 30, 2025, respectively, which is reported in “warrant issuance expense” on the Company’s condensed consolidated statements of operations.

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrants Exercised

During the six months ended June 30, 2025, 2,176,000 Pre-funded Warrants from the March Offering were exercised at an exercise price per share of $0.001, resulting in the issuance of 2,176,000 shares of common stock and cash proceeds to the Company of $2,176.  During the six months ended June 30, 2025, 2,769,500 Common Warrants from the March Offering were exercised at an exercise price per share of $1.36, resulting in the issuance of 2,769,500 shares of common stock and cash proceeds to the Company of approximately $3.8 million.  As of June 30, 2025, there were no Pre-funded Warrants and 171,700 Common Warrants outstanding from the March Offering.

Subsequent to June 30, 2025, an additional 115,000 Common Warrants from the March Offering were exercised for 115,000 shares of common stock at an exercise price per share of $1.36. As of the date of this filing, 56,700 Common Warrants remained outstanding from the March Offering.

During the six months ended June 30, 2025, 2,126,100 Pre-funded Warrants from the June Offering were exercised at an exercise price per share of $0.001, resulting in the issuance of 2,126,100 shares of common stock and cash proceeds to the Company of $2,126. As of June 30, 2025, there were 785,700 Pre-funded Warrants and 10,514,000 Common Warrants outstanding from the June Offering.

Subsequent to June 30, 2025, the remaining 785,700 Pre-Funded Warrants from the June Offering were net exercised for 785,276 shares of common stock at an exercise price per share of $0.001. Subsequent to June 30, 2025, 66,700 Common Warrants from the June Offering were exercised for 66,700 shares of common stock at an exercise price per share of $2.00. As of the date of this filing, 10,447,300 Common Warrants remained outstanding from the June Offering.

Note 13 - Segments

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

The commercial aviation segment is currently in the pre-revenue development stage and its primary activity is the development of the TriFan 600 airplane. The Industrial IoT segment generates revenue primarily from the sale of real-time location system solutions for the industrial sector and its customers are primarily located in Germany and the U.S. As it relates to the Industrial IoT segment, the results disclosed in the table below only reflect activity following the XTI Merger closing through the June 30, 2025 reporting date.

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

The following tables reflect the results of operations from our business segments for the periods indicated below (in thousands):

	Three Months Ended June 30, 2025
	Industrial	Commercial	Unallocated
	IoT	Aviation	Costs	Total
Revenue	$600	$—	$—	$600
Cost of revenues	117	—	—	117
Gross Profit	483	—	—	483
Operating expenses
Research and development	570	1,380	—	1,950
Sales and marketing	571	280	654	1,505
General and administrative	472	138	3,338	3,948
Impairment of goodwill	4,049	—	—	4,049
Impairment of intangible assets	100	—	—	100
Other expenses(1)	48	8	5	61
Total operating expenses	5,810	1,806	3,997	11,613
Loss from operations	$(5,327)	$(1,806)	$(3,997)	$(11,130)

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2025
	Industrial	Commercial	Unallocated
	IoT	Aviation	Costs	Total
Revenue	$1,084	$—	$—	$1,084
Cost of revenues	266	—	—	266
Gross Profit	818	—	—	818
Operating expenses
Research and development	1,160	2,504	—	3,664
Sales and marketing	1,317	333	876	2,526
General and administrative	1,057	687	9,584	11,328
Impairment of goodwill	4,049	—	—	4,049
Impairment of intangible assets	631	—	—	631
Other expenses(1)	105	16	31	152
Total operating expenses	8,319	3,540	10,491	22,350
Loss from operations	$(7,501)	$(3,540)	$(10,491)	$(21,532)

(1)	Other expenses include amortization of intangibles.

	Three Months Ended June 30, 2024
	Industrial	Commercial	Unallocated
	IoT	Aviation	Costs	Total
Revenue	$1,031	$—	$—	$1,031
Cost of revenues	369	—	—	369
Gross Profit	662	—	—	662
Operating expenses
Research and development	625	523	—	1,148
Sales and marketing	591	86	160	837
General and administrative	626	519	11,267	12,412
Other expenses(1)	132	25	35	192
Total operating expenses	1,974	1,153	11,462	14,589
Loss from operations	$(1,312)	$(1,153)	$(11,462)	$(13,927)

	Six Months Ended June 30, 2024
	Industrial	Commercial	Unallocated
	IoT	Aviation	Costs	Total
Revenue	$1,251	$—	$—	$1,251
Cost of revenues	448	—	—	448
Gross Profit	803	—	—	803
Operating expenses
Research and development	751	861	—	1,612
Sales and marketing	716	264	161	1,141
General and administrative	654	1,313	12,162	14,129
Other expenses(1)	158	6,511	56	6,725
Total operating expenses	2,279	8,949	12,379	23,607
Loss from operations	$(1,476)	$(8,949)	$(12,379)	$(22,804)

(1)	Other expenses include merger-related transaction costs and amortization of intangibles.

The reporting package provided to the Company’s CODM does not include the measure of assets by segment as that information is not reviewed by the CODM when assessing segment performance or allocating resources.

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Fair Value Measurements and Fair Value of Financial Instruments

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

The Company’s assets and liabilities measured at fair value consisted of the following at the periods indicated:

	Fair Value at June 30, 2025
	Total	Level 1	Level 2	Level 3
Labilities:
Warrant liability	$14,564	$—	$—	$14,564
Total liabilities	$14,564	$—	$—	$14,564

The fair value of the Level 3 warrant liability was determined by using a pricing model with certain significant unobservable market data inputs (refer to Note 12).

The table below provides a summary of changes in the estimated fair value of the Company’s Level 3 warrant liability:

Warrant Liability
Balance at January 1, 2025	$—
Pre-funded and Common Warrants issued in connection with the March Offering (Note 12)	5,353
Pre-funded and Common Warrants issued in connection with the June Offering (Note 12)	18,427
Exercise of warrants	(14,647)
Change in fair value	5,431
Balance at June 30, 2025	$14,564

The change in fair value of the warrant liability is presented within “Change in fair value of warrant liability” on the condensed consolidated statements of operations.

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Foreign Operations

Prior to the XTI Merger, the Company’s operations were located primarily in the United States. After the XTI Merger, the Company’s operations are located primarily in the United States, Germany, and the United Kingdom. Revenues by geographic area are attributed by country of domicile of our subsidiaries. The financial data by geographic area are as follows (in thousands):

	United States	Germany	United Kingdom	Eliminations	Total
For the Three Months Ended June 30, 2025:
Revenues by geographic area	$299	$440	$—	$(139)	$600
Operating (loss) income by geographic area	$(6,976)	$(4,152)	$(2)	$—	$(11,130)
Net (loss) income by geographic area	$(16,704)	$(4,152)	$(2)	$—	$(20,858)
For the Three Months Ended June 30, 2024:
Revenues by geographic area	$296	$874	$—	$(139)	$1,031
Operating (loss) income by geographic area	$(13,039)	$(888)	$—	$—	$(13,927)
Net (loss) income by geographic area	$(13,823)	$(887)	$—	$—	$(14,710)
For the Six Months Ended June 30, 2025:
Revenues by geographic area	$598	$764	$—	$(278)	$1,084
Operating (loss) income by geographic area	$(15,804)	$(5,726)	$(2)	$—	$(21,532)
Net (loss) income by geographic area	$(28,013)	$(5,715)	$(2)	$—	$(33,730)
For the Six Months Ended June 30, 2024:
Revenues by geographic area	$323	$1,067	$—	$(139)	$1,251
Operating (loss) income by geographic area	$(21,979)	$(825)	$—	$—	$(22,804)
Net (loss) income by geographic area	$(16,497)	$(815)	$—	$—	$(17,312)
As of June 30, 2025:
Identifiable assets by geographic area	$64,032	$19,112	$—	$(47,696)	$35,448
Long lived assets by geographic area	$784	$960	$—	$—	$1,744
Goodwill by geographic area	$2,227	$6,916	$—	$—	$9,143
As of December 31, 2024:
Identifiable assets by geographic area	$44,198	$19,763	$11	$(39,681)	$24,291
Long lived assets by geographic area	$1,053	$1,377	$—	$—	$2,430
Goodwill by geographic area	$3,142	$8,930	$—	$—	$12,072

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Related Party Transactions

Consulting Agreement with David Brody

David Brody, board member and founder of Legacy XTI, provided legal and strategic consulting services to Legacy XTI under a consulting agreement between Legacy XTI and Mr. Brody. No compensation was paid to Mr. Brody during the three and six months ended June 30, 2025. During the three and six months ended June 30, 2024, Legacy XTI paid Mr. Brody consulting compensation of $20,000. Pursuant to an amendment to the consulting agreement entered into in January 2024, an outstanding payable amount of $320,000 was waived by Mr. Brody, and the consulting agreement terminated in connection with the closing of the XTI Merger. This forgiveness of a related party payable was accounted for as a capital contribution on the condensed consolidated statement of changes in stockholders’ equity.

Consulting Agreement with Scott Pomeroy

Scott Pomeroy and Legacy XTI entered into a consulting agreement dated July 1, 2022, as amended effective January 1, 2023, that provided for his engagement as Legacy XTI’s Chief Financial Officer. The agreement provided that Mr. Pomeroy receive a monthly compensation of $17,500. Pursuant to the consulting agreement and in connection with the closing of the XTI Merger in March 2024, Mr. Pomeroy (i) received 4,000,000 shares (pre-merger, pre-reverse stock splits) of Legacy XTI common stock valued at $1.9 million as transaction-related compensation and (ii) was entitled to receive a transaction cash bonus of $400,000. The transaction cash bonus obligation remained outstanding as of December 31, 2024 and is included in accrued expenses and other current liabilities on the accompanying consolidated balance sheets. This cash bonus obligation was subsequently paid in full during January 2025. Effective upon closing time of the XTI Merger, Mr. Pomeroy was appointed as XTI Aerospace’s Chief Executive Officer (“CEO”). As the consulting agreement was terminated upon Mr. Pomeroy’s appointment as the Company’s CEO on March 12, 2024, no consulting compensation was accrued or paid to Mr. Pomeroy during the three months ended June 30, 2025 and 2024. During the six months ended June 30, 2025 and 2024, the Company paid Mr. Pomeroy consulting compensation of $0 and $43,750, respectively.

Transactions with AVX Aircraft Company

On August 27, 2024, the Company entered into an amended and restated letter agreement with AVX Aircraft Company (“AVX”), which amends and restates the original letter agreement, dated as of March 25, 2024, by and between the Company and AVX, as subsequently amended, pursuant to which AVX provides consulting and advisory services to the Company relating to the development and design of the TriFan 600 airplane in exchange for the payment of costs incurred by AVX (with a target cost of approximately $960,000) plus a fixed fee of 12% of such costs (approximately $115,000) for a total payment of up to approximately $1.1 million. The Company pays AVX for its actual costs plus the 12% fixed fee on a monthly basis. The Company’s Chairman and Chief Executive Officer, Scott Pomeroy, and board member, David Brody, also sit on the five-member board of AVX. Additionally, as of the date of this report, Mr. Brody and his spouse together own approximately 26% of the issued and outstanding shares of AVX. As a result of a legal financial separation between Mr. Brody and his spouse, Mr. Brody holds approximately 7% of the voting power of the outstanding securities of AVX and Mr. Brody’s spouse holds approximately 19% of the voting power of the outstanding securities of AVX. As of the date of this report, Mr. Pomeroy owns restricted stock units of AVX which amount to less than 5% of the outstanding shares of AVX on a fully diluted basis. During the six months ended June 30, 2025, the Company did not accrue or pay AVX any consulting fees. During the year ended December 31, 2024, the Company paid AVX approximately $0.9 million in consulting fees, which included advance deposits for future services. As of December 31, 2024, the deposit balance for future services was approximately $0.5 million and is included in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets. In April 2025, the deposit balance of approximately $0.5 million was returned to the Company. As of the date of this report, neither Mr. Brody nor Mr. Pomeroy has received, and neither is entitled to receive, any compensation or other consideration from AVX, in connection with services provided by AVX to the Company or otherwise.

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

Agreements with Nadir Ali

On March 12, 2024, the Company entered into a consulting agreement with Nadir Ali (the “Ali Consulting Agreement”), the Company’s former Chief Executive Officer. Mr. Ali, through 3AM, held shares of the Company’s Series 9 Preferred Stock as disclosed in Note 10.

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended June 30, 2025 and 2024, the Company recognized compensation expense of $0 and approximately $1.3 million, respectively, which is included in general and administrative expenses on the condensed consolidated statements of operations, relating to the Ali Consulting Agreement. During the six months ended June 30, 2025 and 2024, the Company recognized compensation expense of approximately $2.3 million and $1.6 million, respectively, which is included in general and administrative expenses on the condensed consolidated statements of operations, relating to the Ali Consulting Agreement. As of December 31, 2024, the Company owed Mr. Ali accrued consulting fees of approximately $0.2 million, which is included in accounts payable on the accompanying consolidated balance sheets.

Pursuant to the Settlement Agreement (see “Settlement Agreement” below in this note), as of June 30, 2025, the Company owed Mr. Ali accrued consulting fees of $1.0 million, which is included in accounts payable on the accompanying condensed consolidated balance sheets.

On July 24, 2023, the compensation committee of the Board (the “Compensation Committee”) of Legacy Inpixon adopted a Strategic Transaction Bonus Plan, which was amended on March 11, 2024 (the “Strategic Transaction Bonus Plan”), and was intended to provide incentives to certain employees, including Mr. Ali, and other service providers to remain with the Company through the consummation of a qualifying transaction. As of December 31, 2024, the Company had a transaction bonus obligation of approximately $2.1 million payable to Mr. Ali, which is included in accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheets. On March 31, 2025, the Company repaid the remaining transaction bonus obligation to Mr. Ali pursuant to the Settlement Agreement (see “Settlement Agreement” below in this note).

Settlement Agreement

On March 27, 2025 (the “Effective Date”), the “Company entered into a settlement agreement (the “Settlement Agreement”) with 3AM, Grafiti Group LLC (“Grafiti Group”) and Nadir Ali (“Ali”). The terms of the Settlement Agreement include:

●

Termination of Ali Consulting Agreement. The Settlement Agreement provides that effective as of the Effective Date, the Ali Consulting Agreement was terminated, and in lieu of the $2,775,000 (the “Ali Advisory Fees”) that would be owed to Ali pursuant to the terms of the Ali Consulting Agreement as a result of the termination of such Ali Consulting Agreement prior to the 15 month anniversary of the effective date thereof, the Company agreed (i) that the aggregate amount of $1,000,000 (the “Grafiti Purchase Amount”) required to be delivered by Grafiti Group pursuant to that certain Equity Purchase Agreement, dated February 16, 2024, by and among the Company, Grafiti LLC, and Grafiti Group, as amended (the “Equity Purchase Agreement”), shall be deemed to be satisfied in full and no further amounts shall be payable to the Company by Grafiti Group or any of its affiliated parties pursuant to the Equity Purchase Agreement; (ii) to deliver a cash amount of $60,000 (the “Outstanding Amount”) to Ali by wire transfer of immediately available funds; and (iii) to deliver $1,500,000 (the “Deferred Amount”) by wire transfer of immediately available funds in three equal installments of $500,000 each on June 30, 2025, September 30, 2025 and December 30, 2025. Any installment amount that is not paid by the applicable due dates will be subject to interest at a rate of 18% per annum. Upon payment of the Outstanding Amount and the Deferred Amount in accordance with the terms of the Settlement Agreement, the Ali Advisory Fees shall be deemed to be satisfied in full and no further amounts shall be payable by the Company to Ali or his affiliated parties pursuant to the Ali Consulting Agreement.

On March 31, 2025, the Company paid the Outstanding Amount of $60,000 in full. On June 30, 2025, the Company paid the first $500,000 installment of the Deferred Amount. As of June 30, 2025, a Deferred Amount of $1,000,000 remained outstanding.

●

Former Management Payments. Pursuant to the Settlement Agreement, the Company agreed to pay the Former Management Payments (as defined below) on the earlier of (a) the closing date of the Company’s next financing transaction and (b) 30 days following the Effective Date of the Settlement Agreement, subject to certain penalties for late payment. The “Former Management Payments” comprise (i) an aggregate amount of $803,260.65 that, as of the Effective Date, remained payable to the recipients of bonuses payable pursuant to the Strategic Transaction Bonus Plan together with (ii) an aggregate amount of $303,372.87 (the “Loundermon Advisory Fee”) that, as of the Effective Date, was payable to Wendy Loundermon, the Company’s former Chief Financial Officer and a former director of the Company (“Loundermon”), pursuant to that certain Consulting Agreement, dated March 12, 2024, by and between the Company and Loundermon.

On March 31, 2025, the Company paid the Former Management Payments in full.

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

●	Preferred Stock Redemption. Pursuant to the Settlement Agreement, on the Effective Date, the Company delivered the aggregate amount of approximately $1.3 million (the “Series 9 Redemption Amount”) to Ali for the redemption of 1,164.12 shares of Series 9 Preferred Stock outstanding as of such date. Following Ali’s receipt of the Series 9 Redemption Amount, Ali no longer held any shares of Series 9 Preferred Stock.

●

Mutual Release. As of the Effective Date, Ali, on behalf of himself and his former and current affiliated entities, including 3AM, Grafiti LLC and Grafiti Group (collectively, the “Ali Parties”) agreed to release the Company from all claims arising out of any obligations of the Company with respect to the Ali Consulting Agreement, that certain securities purchase agreement, dated as of March 12, 2024 (the “Series 9 Purchase Agreement”), by and between the Company and 3AM, and the portion of the Strategic Transaction Bonus Plan relating to Ali, from the beginning of time through and including the date on which the Company has delivered all payments due under the Settlement Agreement (the “Completion Date”). As of the Effective Date, the Company agreed to release the Ali Parties from all claims arising out of any obligations of the Ali Parties with respect to the payment of the purchase price as set forth in the Equity Purchase Agreement, the Ali Consulting Agreement, the Series 9 Purchase Agreement and the portion of the Strategic Transaction Bonus Plan relating to Ali, from the beginning of time through and including the Completion Date.

●	Entire Agreement. The Settlement Agreement provides that it supersedes any prior consents or agreements regarding the allocation of financing proceeds for the payment of any obligations of the Company described in the Settlement Agreement.

Grafiti Group Divestiture

On February 21, 2024, Legacy Inpixon completed the disposition of the remaining portion of the Shoom, SAVES, and Game Your Game business lines and assets in accordance with the terms and conditions of the Equity Purchase Agreement. Pursuant to the terms of the Equity Purchase Agreement, Grafiti Group acquired 100% of the equity interest in Grafiti LLC, including the assets and liabilities primarily relating to Legacy Inpixon’s SAVES, Shoom and Game Your Game business, including 100% of the equity interests of Inpixon India, Grafiti GmbH (previously Inpixon GmbH) and Game Your Game, Inc., from the Company for a minimum purchase price of $1.0 million to be paid in two annual cash installments of $0.5 million due within 60 days after December 31, 2024 and 2025 (the “Grafiti Purchase Amount”). The purchase price and annual cash installment payments were to be (i) decreased for the amount of transaction expenses assumed; and (ii) increased or decreased by the amount of working capital of Grafiti LLC on the closing balance sheet is greater or less than $1.0 million. As of December 31, 2024, $0.5 million of the receivable is included in current assets as other receivables on the Company’s condensed consolidated balance sheets, and the remaining $0.5 million of the receivable is included in long term assets as other assets on the Company’s consolidated balance sheets.

Pursuant to the Settlement Agreement dated March 27, 2025 (see “Settlement Agreement” above in this note), the Company agreed that, effective as of the Effective Date of the Settlement Agreement, the Grafiti Purchase Amount shall be deemed to be satisfied in full and no further amounts shall be payable to the Company by Grafiti Group or any of its affiliated parties pursuant to the Equity Purchase Agreement. As such, there are no receivables due from Grafiti Group or any of its affiliates reported in the Company’s condensed consolidated balance sheets as of June 30, 2025.

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Commitments and Contingencies

Advisory Agreement

On May 13, 2025, the Company entered into an advisory agreement with a third-party advisor, pursuant to which the Company agreed to pay $85,000 in cash and issue 125,000 shares of restricted common stock, subject to certain registration rights, to the advisor in consideration for financial advisory services agreed to be rendered to the Company pursuant to the advisory agreement. During the three months ended June 30, 2025, the Company paid the $85,000 cash fee and issued 125,000 shares of common stock to the third-party advisor. Fifty percent of the initial cash fee payment, or $42,500, was subsequently waived and returned to the Company as part of the June Offering closing.

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

Xeriant Matter

On December 6, 2023, Xeriant, Inc. (“Xeriant”) filed a complaint in the United States District Court for the Southern District of New York against Legacy XTI, two unnamed entities, and five unnamed individuals. On January 31, 2024, Xeriant filed an amended complaint adding the Company as a defendant. On February 29, 2024, Xeriant filed a second amended complaint, removing the Company and one of the unnamed entities as defendants. The second amended complaint alleges that Legacy XTI breached several agreements with Xeriant, including a Joint Venture Agreement dated May 31, 2021, a cross-patent license agreement, an operating agreement, and a letter dated May 17, 2022, which Xeriant claims arose from its introduction of Legacy XTI to a Nasdaq-listed company as a potential acquirer.

Xeriant alleges that it provided intellectual property, expertise, and capital in connection with Legacy XTI’s TriFan 600 aircraft and that it was improperly excluded from a subsequent transaction involving the TriFan 600 technology as part of Legacy XTI’s merger with the Company. Xeriant asserts causes of action including breach of contract, fraud, unjust enrichment, and misappropriation of confidential information. It seeks damages in excess of $500 million, injunctive relief, a royalty obligation, and other equitable relief.

On March 13, 2024, Legacy XTI moved to dismiss portions of the second amended complaint. The Court denied that motion on January 14, 2025. Legacy XTI filed an answer on January 28, 2025, and subsequently filed an amended answer and counterclaims on February 18, 2025. The amended counterclaims, further amended on April 14, 2025, allege that Xeriant breached the Joint Venture Agreement by failing to make required capital contributions of approximately $4.6 million and by failing to deliver promised intellectual property and strategic support. Legacy XTI further alleges that Xeriant breached its fiduciary duty by engaging in coercive and self-dealing conduct, including conditioning a strategic introduction on the issuance of equity and assumption of debt. Legacy XTI seeks declaratory relief confirming that the joint venture has been terminated, that all intellectual property related to the TriFan 600 belongs solely to Legacy XTI, and that Xeriant has no rights in the TriFan 600 technology.

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Xeriant has moved to dismiss Legacy XTI’s amended counterclaims, and that motion remains pending. The Court has denied Xeriant’s renewed motion to stay discovery.

On July 10, 2025, XTI filed a letter motion requesting a conference to address: (i) ongoing deficiencies in Xeriant’s discovery responses; and (ii) Xeriant’s untimely service of discovery requests on XTI, which were served more than three months after the applicable deadline. The Court granted XTI’s letter motion on the same day, and held a conference on July 18, 2025. During the conference, the Court ordered: (i) an extension of all discovery deadlines by three months, through November 24, 2025; (ii) an extension of expert discovery through February 16, 2026; and (iii) that the parties finalize a protective order and Electronically Stored Information (“ESI”) protocol by July 25, 2025. The parties subsequently submitted a stipulated protective order and ESI protocol, which the Court entered on July 28, 2025. The parties are continuing to exchange written discovery and will be conducting depositions.

The litigation remains in the early stages of discovery. The Company believes the claims against Legacy XTI are without merit and intends to continue to vigorously defend against them. At this time, the Company is unable to predict the outcome of this matter or estimate the likelihood or magnitude of a potential loss, if any.

Auctus Matter

In connection with the “Xeriant Matter” described above, on June 12, 2024, the Company received correspondence from legal counsel for Auctus Fund, LLC (“Auctus”), dated April 3, 2024, asserting that the Company and/or Legacy XTI may have assumed Xeriant’s obligations under a Senior Secured Promissory Note (the “Note”) issued by Xeriant to Auctus in the original principal amount of $6,050,000, pursuant to a letter agreement dated May 17, 2022, between Xeriant and Legacy XTI  (the “May 17 letter”). Auctus claimed that the outstanding amount due under the Note, including accrued interest, was $8,435,008.81 as of April 3, 2024.

In July 2024, Legacy XTI responded to Auctus’s claims, asserting that the May 17 letter is invalid and unenforceable on multiple grounds. Legacy XTI further stated that, even if the May 17 letter were enforceable, it did not create or trigger any obligation for Legacy XTI to assume Xeriant’s debt under the Note or otherwise.

On May 13, 2025, Auctus filed a lawsuit against Legacy XTI in the District Court of Arapahoe County, Colorado, asserting a single claim for breach of contract based on its prior allegations. Auctus contends that Legacy XTI is contractually obligated to repay nearly $9 million in principal and accrued interest, based on Legacy XTI’s entry into a loan agreement with Legacy Inpixon in March 2023 and its subsequent merger with Legacy Inpixon in March 2024.

On June 25, 2025, Legacy XTI filed a motion to dismiss or, in the alternative, to stay the proceedings pending resolution of the Xeriant litigation. Legacy XTI’s motion asserts that Auctus’ complaint should be dismissed: (i) for lack of standing, because Auctus is neither a party to, nor a third-party beneficiary of, the May 17 letter; (ii) for failure of a condition precedent, because no obligation ever arose in that the alleged triggering condition—a business combination involving Legacy XTI and Legacy Inpixon did not occur within the required one-year time frame; (iii) for lack of valid assignment, because Xeriant’s unilateral assignment of debt to Legacy XTI is void because the underlying Note prohibits assignment without Auctus’s prior written consent, which is not alleged.

On August 5, 2025, Auctus filed a response arguing that it was an intended third-party beneficiary of the May 17 letter, that the anti-assignment clause does not bar its claims, and that the request for a stay is unwarranted because the Xeriant litigation involves different parties and broader claims. Legacy XTI believes it has strong counterarguments and will file a reply in further support of its motion to dismiss or stay.

The litigation remains in the early stages of discovery. The Company believes that the claims asserted by Auctus are without merit and intends to vigorously defend against the lawsuit. As of the date of this filing, the Company is unable to predict the outcome of this matter or determine the likelihood or magnitude of a potential loss, if any.

Commitment to Nadir Ali

As disclosed in Note 16, pursuant to the Settlement Agreement, as of June 30, 2025, the Company has a remaining obligation to pay Nadir Ali deferred consulting fees of $1,000,000, which is included in accounts payable on the condensed consolidated balance sheets; such amount is payable in two equal installments of $500,000 due on September 30, 2025 and December 31, 2025.

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Net Loss Per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted loss per share attributable to common stockholders (in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net Loss	$(20,858)	$(14,710)	$(33,730)	$(17,312)

Less: Preferred stock return	—	(250)	(29)	(311)
Less: Deemed dividend	—	(460)	—	(460)
Net Loss Attributable to Common Stockholders, Basic and Diluted	$(20,858)	$(15,420)	$(33,759)	$(18,083)

Net Loss Per Share, Basic and Diluted	$(2.93)	$(261.99)	$(6.41)	$(448.98)

Weighted Average Shares Outstanding, Basic and Diluted	7,121,837	58,857	5,263,609	40,276

The basic earnings per share calculation for the three and six months ended June 30, 2025 included 785,700 and 2,661,700 shares of common stock, respectively, issuable upon exercise of Pre-funded Warrants that were issued in connection with the March Offering and June Offering. These Pre-funded Warrants are considered penny warrants as the exercise price is $0.001; therefore, they are included in the basic earnings per share calculation.

The basic earnings per share calculation for the three months ended June 30, 2024 included 839 penny warrant shares, since the exercise price was $0.01 per share. The basic earnings per share calculation for the six months ended June 30, 2024 included 2,434 penny warrants shares. Additionally, the basic earnings per share calculation for the six months ended June 30, 2024 included 1,194 shares of common stock that were issuable to Xeriant related to the joint venture arrangement that expired by its term on May 31, 2023. The shares were issued to Xeriant for no additional consideration immediately prior to the XTI Merger.

The following potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Options	50,341	13,169	50,761	8,889
Warrants	3,104,234	3,210	1,593,397	2,519
Convertible preferred stock	2	2	2	2
Convertible notes	-	133	-	2,009
Total	3,154,577	16,514	1,644,160	13,419

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Subsequent Events

June Offering Over-Allotment Option Exercises

During July 2025, the Company closed multiple exercises of the over-allotment option granted to the underwriter of the June Offering. The over-allotment option was exercised in full resulting in the issuance of 1,371,000 shares of common stock, at the public offering price of $1.75 per share, for net proceeds of approximately $2.2 million.

The Company also issued additional Representative’s Warrants to the underwriter to purchase an aggregate of 68,551 shares of common stock at an exercise price of $2.1875 per share, subject to adjustments, with the same terms as the Representative’s Warrants issued in connection with the initial closing of the June Offering.

Settlement Agreement with Chardan

On or about August 1, 2024, Chardan Capital Markets LLC (“Chardan”) commenced an arbitration (the “Arbitration”) before the Financial Industry Regulatory Authority against the Company and its subsidiary, XTI Aircraft Company (“Aircraft”), related to an engagement letter, dated as of June 7, 2022, by and between Chardan and Aircraft, as amended (the “Engagement Letter”). On or about June 13, 2025, Aircraft filed a counterclaim against Chardan for breach of contract.

On July 8, 2025, Chardan, on the one hand, and the Company and Aircraft, on the other hand, entered into a settlement agreement (the “Chardan Settlement Agreement”), pursuant to which the parties agreed to resolve and settle all claims and matters between them. Pursuant to the Chardan Settlement Agreement, simultaneous with the execution thereof, (i) Chardan, the Company and Aircraft entered into a mutual release, pursuant to which, Chardan, on the one hand, and the Company and Aircraft, on the other hand, released each other from all claims against each other, including all claims related to the Arbitration, and (ii) counsel for the parties executed a joint stipulation whereby Chardan and Aircraft agreed to dismiss with prejudice all claims asserted against each other with respect to the Arbitration, which was filed in the Arbitration. None of the parties made any payments in connection with the Chardan Settlement Agreement and, pursuant to the Chardan Settlement Agreement, the parties agreed that none of the parties owes each other any amount or debt. Pursuant to the Chardan Settlement Agreement, the parties also agreed that the Engagement Letter is terminated and is of no further force or effect.

Warrant Exercises

As disclosed in Note 12, certain of the Common Warrants and Pre-funded Warrants issued in connection with the March Offering and June Offering were exercised for shares of common stock subsequent to June 30, 2025.

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

Overview of Our Business

We are primarily an aircraft development company. We also provide real-time location systems (“RTLS”) for the industrial sector.

Headquartered in Englewood, Colorado, the Company is developing a vertical takeoff and landing (“VTOL”) airplane that is designed to take off and land like a helicopter and cruise like a fixed-wing business airplane. We believe our initial configuration, the TriFan 600 airplane, will be one of the first civilian fixed-wing VTOL airplanes that offers the speed and comfort of a business airplane and the range and versatility of VTOL for a wide range of customer applications, including private aviation for business and high net worth individuals, emergency medical services and regional charter air travel, defining a new category of VTOL that we term the “xVTOL.” The TriFan 600 is a seven-occupant airplane intended to provide point-to-point air travel over distances of over 1,000 miles, fly at twice the speed and three times the range of competing helicopters and cruise at altitudes of up to 25,000 feet. Since 2013, we have been engaged primarily in developing the aerodynamic performance and top-level engineering design of the TriFan 600, building and testing a two-thirds scale unmanned version of the TriFan 600, generating pre-orders for the TriFan 600, and seeking funds from investors to enable the Company to advance the detailed design and certification of the TriFan 600, and to eventually engage in commercial production and sale of the TriFan 600.

We continue to work to optimize our airplane design for both manufacturing and certification. The development of an xVTOL airplane that meets our business requirements demands significant design and development efforts on all facets of the airplane. We believe that by bringing together a mix of talent with VTOL and traditional commercial aerospace backgrounds, we have built a team that enables us to move through the design, development, and certification of our xVTOL airplane with the Federal Aviation Administration (“FAA”) in an efficient manner, thus allowing us to achieve our end goal of bringing to market our airplane as efficiently as possible.

To date, we have not generated any revenue from aircraft sales because we are still designing and developing our xVTOL airplane. Additionally, we are seeking the necessary governmental approvals to bring the airplane into service. To continue funding these efforts, we will need to raise capital for the foreseeable future. The amount and timing of our future capital needs will depend on various factors, including the progress and results of our airplane’s design and development, our manufacturing operations, and our success in obtaining the required FAA certifications and other government approvals. For instance, any significant delays in securing FAA certifications or other government approvals may force us to raise more capital and could postpone our ability to generate revenue from aircraft sales.

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

We report financial results for two segments: Commercial Aviation and Industrial IoT. For Industrial IoT, we generate revenue from sales of hardware, software licenses and professional services. During the quarter ended December 31, 2024, we began exploring strategic options to wind down and/or sell the hardware portions of our Industrial IoT business segment in order to shift its focus towards the sales of software products. For Commercial Aviation, the segment is pre-revenue as we are currently developing the TriFan 600 airplane.

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

Corporate Strategy Update

Our primary focus is to power what we term the Vertical Economy™ by delivering high-performance xVTOL solutions that scale from aircraft to innovative technologies and infrastructure. We identify seven areas that comprise the Vertical Economy: manned aircraft, unmanned aircraft, power technology, airspace and infrastructure management, artificial intelligence, aircraft advanced materials and next gen manufacturing. The term “xVTOL” is intended to encompass the broad spectrum of vertical lift technologies within the Vertical Economy, including various aircraft types (e.g., electric VTOL, regional VTOL and drones), operational models (manned and unmanned), supporting technologies (e.g., propulsion systems and aerospace-related artificial intelligence technologies) and customer applications. With the TriFan 600 as our flagship commercial aviation product, we are laying the groundwork for an innovative family of versatile aircraft and solutions addressing passenger travel, logistics, autonomous operations and defense missions that we believe will unlock significant growth and market leadership.

Expanding into autonomous, remotely operated drones is key to our strategic focus. By combining drone technology with VTOL innovation, we believe we are positioning the Company to accelerate the development of both unmanned aerial vehicles and VTOL solutions, expand its market presence, and create new revenue-generating opportunities across multiple industries. We will also be opportunistic and may consider other strategic transactions, which may include, but not be limited to, other alternative investment opportunities, such as minority investments and joint ventures. If we make any acquisitions in the future, we expect that we may pay for such acquisitions with cash, equity securities and/or debt in combinations appropriate for each acquisition.

Recent Events

June 2025 Underwritten Offering

On June 24, 2025, the Company entered into an underwriting agreement with ThinkEquity, as the representative of the underwriters named therein, relating to a firm commitment underwritten public offering (the “June Offering”) of 6,231,200 shares of common stock (the “Shares”), pre-funded warrants (the “Pre-funded Warrants”) to purchase up to 2,911,800 shares of common stock, and common warrants (the “Common Warrants”) to purchase up to 9,143,000 shares of common stock. The combined public offering price for each Share, together with one Common Warrant, was $1.75. The combined public offering price for each Pre-funded Warrant, together with one Common Warrant, was $1.749. Each Share, or a Pre-funded Warrant in lieu thereof, was sold together with one Common Warrant. The Company also granted ThinkEquity a 45-day option to purchase, at the public offering price, less the underwriting discounts and commissions, up to 1,371,000 additional shares of Common Stock (and/or Pre-funded Warrants in lieu thereof) and/or up to 1,371,000 additional Common Warrants or any combination thereof, to cover any over-allotments (the “Over-Allotment Option”). ThinkEquity partially exercised the Over-Allotment Option on June 25, 2025 for 1,371,000 additional Common Warrants.

The June Offering closed on June 26, 2025, resulting in net proceeds to the Company, after deducting commissions and expenses, of approximately $14.7 million. Upon closing of the June Offering, the Company issued ThinkEquity warrants (the “Representative’s Warrants”) as compensation to purchase up to 457,150 shares of Common Stock at an exercise price of $2.1875 per share. The Representative’s Warrants were exercisable immediately upon the date of issuance and expire on the five-year anniversary of the commencement of sales of securities in the June Offering.

During July 2025, the Company closed multiple exercises of the Over-Allotment Option. The Over-Allotment Option was exercised in full resulting in the issuance of 1,371,000 shares of common stock, at the public offering price of $1.75 per share, for net proceeds of approximately $2.2 million.

The Company also issued ThinkEquity additional Representative’s Warrants to purchase an aggregate of 68,551 shares of common stock at an exercise price of $2.1875 per share, subject to adjustments, with the same terms as the Representative’s Warrants issued in connection with the initial closing of the June Offering.

Settlement Agreement with Chardan

On or about August 1, 2024, Chardan Capital Markets LLC (“Chardan”) commenced an arbitration (the “Arbitration”) before the Financial Industry Regulatory Authority against the Company and its subsidiary, XTI Aircraft Company (“Aircraft”), related to an engagement letter, dated as of June 7, 2022, by and between Chardan and Aircraft, as amended (the “Engagement Letter”). On or about June 13, 2025, Aircraft filed a counterclaim against Chardan for breach of contract.

On July 8, 2025, Chardan, on the one hand, and the Company and Aircraft, on the other hand, entered into a settlement agreement (the “Chardan Settlement Agreement”), pursuant to which the parties agreed to resolve and settle all claims and matters between them. Pursuant to the Chardan Settlement Agreement, simultaneous with the execution thereof, (i) Chardan, the Company and Aircraft entered into a mutual release, pursuant to which, Chardan, on the one hand, and the Company and Aircraft, on the other hand, released each other from all claims against each other, including all claims related to the Arbitration, and (ii) counsel for the parties executed a joint stipulation whereby Chardan and Aircraft agreed to dismiss with prejudice all claims asserted against each other with respect to the Arbitration, which was filed in the Arbitration. None of the parties made any payments in connection with the Chardan Settlement Agreement and, pursuant to the Chardan Settlement Agreement, the parties agreed that none of the parties owes each other any amount or debt. Pursuant to the Chardan Settlement Agreement, the parties also agreed that the Engagement Letter is terminated and is of no further force or effect.

Expansion of Corporate Advisory Board

During the six months ended June 30, 2025, the Company expanded its corporate advisory board, which is now comprised of ten advisory board members led by Michael Tapp, who are helping the Company evaluate strategic opportunities to capitalize on the anticipated demand for the TriFan 600.

TriFan 600 Engineering Update

During the quarter ended June 30, 2025, we continued to advance the development of the TriFan 600. Below are key development milestones that were achieved during the quarter:

●	We finalized the Global Finite Element Model (GFEM) for the latest aircraft configuration (C211.2), a foundational engineering step toward validating structural performance as part of the type certification process.

●	We selected Triumph Group Inc.’s gear systems, Kamatics Corporation, and Formsprag LLC’s Formsprag Clutch products to support the development efforts of the drivetrain system.

●	The FAA formally assigned the Fort Worth Certification Branch Office (CBO) to oversee TriFan 600 certification activities, an administrative step that establishes our primary FAA point of contact as we continue the type certification process.

●	Through a collaboration with Oak Ridge National Laboratory, we continued running Computational Fluid Dynamics (CFD) simulations to support refinement of the updated aircraft configuration’s aerodynamic performance as part of the ongoing design and certification process.

●

We held a Technical Familiarization (“Tech Fam”) session with the FAA on aircraft structures, an important step in preparing for the detailed compliance reviews required in the type certification process.

●	We opened a Prototyping & Innovation Lab at The HIVE in Grand Forks, North Dakota, to test subscale models of the TriFan 600, including “Sparrow” and “Kestrel,” and to advance flight control systems.

●	We entered into a non-binding memorandum of understanding with VerdeGo Aero to explore hybrid-electric propulsion solutions for future aircraft variants, which remains subject to the parties’ execution of a definitive agreement.

In parallel, the development team continued to optimize core elements of the TriFan 600 design, including:

●	Ducted fan enhancements to improve cruise performance and efficiency,

●	Structural design refinements based on updated loads and material analysis,

●	Aerodynamic performance enhancements to the wing and tail surfaces,

●	Stability and control improvements aligned with certification objectives, and

●	Updates to weight and Center of Gravity (CG) assessments.

We maintain active monthly engagement with the FAA, including ongoing support for Tech Fam sessions with agency subject matter experts. These interactions support continued progress in development and help confirm that our approach remains consistent with applicable regulatory requirements.

We remain focused on advancing the TriFan 600 toward certification and commercialization, with Q2 marking notable progress in both engineering development and regulatory engagement activities.

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

We perform our annual goodwill impairment test required by ASC 350 as of October 1st of each year. In testing goodwill for impairment, we analyze qualitative factors as stated within ASC 350 to determine if the fair value of our reporting unit may be less than the carrying value of the reporting unit. We have one reporting unit that carries goodwill (Industrial IoT). If the fair value of the reporting unit, based on qualitative factors, may be less than the carrying value of the reporting unit, we then perform the goodwill impairment test required under ASC 350 by comparing the fair value of the reporting unit with the carrying value of the reporting unit and, if the fair value is less than the carrying value, the amount that the carrying value exceeds fair value represents the amount of goodwill impairment. Accordingly, we would recognize an impairment loss in the amount of such excess.

In connection with the XTI Merger we recorded $12 million in goodwill which was allocated to our Industrial IoT reporting unit. Since the closing date of the XTI Merger on March 12, 2024, the price of our common stock has declined significantly and may continue to fluctuate in future periods. A sustained decrease in the price of our common stock is one of the qualitative factors to be considered as part of an impairment test when evaluating whether events or changes in circumstances may indicate that it is more likely than not that a potential goodwill impairment exists. We will continue monitoring the analysis of the qualitative and quantitative factors used as a basis for the goodwill impairment test during fiscal year 2025 and at the Company’s October 1st annual testing date. As of June 30, 2025, management evaluated potential triggers and determined there was a triggering event during the six months ended June 30, 2025 relating to the Industrial IoT reporting unit, in the form of a current period operating and cash flow loss, a consistent history of operating losses, and the revenue results for the current period missing forecasted targets due to (i) the sales cycle to close transactions taking longer than anticipated, and (ii) supply chain issues causing delays in our delivery of Nanotron product to customers. As such, the Company completed a qualitative assessment and determined in the aggregate, it is more likely than not, that the fair value of the IoT reporting unit is less than its carrying value. Therefore, a goodwill impairment of $4.05 million was recognized for the three and six months ended June 30, 2025. One of the key factors in the calculation of the impairment amount is the Company’s forecasted financial performance for the IoT reporting unit. If the projected revenues decreased by 10%, the goodwill impairment amount would have increased by $2.9 million.

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

Sales and Marketing Expenses

Sales and marketing costs include activities such as aircraft reservation procurement, brand awareness campaigns, public relations and business opportunity advancement. These functions mainly generate expenses relating to travel, trade show fees and costs, salaries and benefits. Sales and marketing expenses are expensed as incurred.

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

Loss on extinguishment of debt includes (i) prepayment penalties and other expenses incurred during the six months ended June 30, 2025 as the Company fully repaid the Streeterville promissory notes before the maturity date, and (ii) inducement losses on debt conversions incurred by Legacy XTI when it entered into voluntary note conversion letter agreements with several note holders during the first quarter of 2024.

Change in fair value of convertible notes payable represents the remeasurement of certain Legacy XTI convertible notes to fair value. These notes were converted to equity prior to the closing of XTI Merger.

Change in fair value of warrant liability represents the remeasurement of certain outstanding warrants to fair value.

Other consists of miscellaneous income and expense items.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2025 compared to the Three Months Ended June 30, 2024

The following table sets forth selected consolidated financial data and as a percentage of period-over-period change:

	Three Months Ended June 30,
	2025	2024	$	%
(in thousands, except percentages)	Amount	Amount	Change*	Change*
Revenues	$600	$1,031	$(431)	(41.8)%
Cost of revenues	$117	$369	$(252)	(68.3)%
Gross profit	$483	$662	$(179)	(27.0)%
Operating expenses	$11,613	$14,589	$(2,976)	(20.4)%
Loss from operations	$(11,130)	$(13,927)	$2,797	(20.1)%
Other (expense) income	$(9,719)	$(771)	$(8,948)	1,160.6%
Income tax benefit (provision)	$(9)	$(12)	$3	(25.0)%
Net loss	$(20,858)	$(14,710)	$(6,148)	41.8%

*	Amounts used to calculate dollar and percentage changes are based on numbers in the thousands. Accordingly, calculations in this item, which may be rounded to the nearest hundred thousand, may not produce the same results.

Revenues

The revenue amount for the periods presented represents the results of the revenue-generating Industrial IoT segment. Revenues for the three months ended June 30, 2025 were $0.6 million compared to $1 million for the comparable period in the prior year for a decrease of approximately $0.4 million. This decline in revenue was primarily attributable to supply chain disruptions caused by regional conflict in the Middle East, which impacted our Israeli supplier’s operations and resulted in delays in hardware product deliveries to our customers.

Cost of Revenues and Gross Profit

Cost of revenues for the three months ended June 30, 2025 was $0.1 million compared to $0.4 million for the comparable period in the prior year for a decrease of approximately $0.3 million. This decline is consistent with the decline in revenues.

Gross profit for the three months ended June 30, 2025 was $0.5 million compared to $0.7 million for the comparable period in the prior year, a decrease of approximately $0.2 million, which is consistent with the decrease in revenue. The gross margin percentage was 80.5% and 64.2% for the three months ended June 30, 2025 and 2024, respectively. The margin increase is due primarily to a shift in sales mix to higher margin software solutions during the second quarter of 2025.

Operating Expenses

Operating expenses for the three months ended June 30, 2025 were $11.6 million and $14.6 million for the comparable period ended June 30, 2024, a decrease of $3.0 million. Excluding nonrecurring expenses incurred during the three months ended June 30, 2024 including (i) transaction bonus expense of $6.7 million, (ii) advisory compensation expense of $1.3 million, which related to consulting arrangements entered into with prior executives of Legacy Inpixon, and (iii) professional fees of $0.6 million relating to post-XTI Merger integration efforts including regulatory filings triggered by the merger, operating expenses increased by $5.6 million.

This increase of $5.6 million was driven by the Company’s efforts to secure additional financing during the first half of 2025 leading to (i) an increase in sales and marketing expenses of $0.7 million as the Company invested more in brand development and awareness, trade show participation, and business development initiatives and (ii) an increase in research and development expenses of $0.8 million mainly to advance the development of the TriFan 600 airplane. The Company also recognized $4.1 million of goodwill and intangibles impairment during the three months ended June 30, 2025 relating to its Industrial IoT segment.

Other (Expense) Income

Other (expense) income for the three months ended June 30, 2025 was a loss of $9.7 million compared to a loss of $0.8 million for the comparable period in the prior year.

The loss of $9.7 million for the three months ended June 30, 2025 was primarily attributable to (i) the recognition of a $5.9 million loss related to the change in fair value of a warrant liability, and (ii) $3.8 million of financing costs incurred relating to the issuance of warrants in connection with the June Offering. The loss of $0.8 million for the three months ended June 30, 2024 was primarily attributable to the recognition of a $0.7 million loss related to the change in fair value of a warrant liability.

Income Tax Benefit (Provision)

The income tax benefit (provision) for the three months ended June 30, 2025 and 2024 was immaterial.

Six Months Ended June 30, 2025 compared to the Six Months Ended June 30, 2024

The following table sets forth selected consolidated financial data and as a percentage of period-over-period change:

	Six Months Ended June 30,
	2025	2024	$	%
(in thousands, except percentages)	Amount	Amount	Change	Change*
Revenues	$1,084	$1,251	$(167)	(13.3)%
Cost of revenues	$266	$448	$(182)	(40.6)%
Gross profit	$818	$803	$15	1.9%
Operating expenses	$22,350	$23,607	$(1,257)	(5.3)%
Loss from operations	$(21,532)	$(22,804)	$1,272	(5.6)%
Other (expense) income	$(12,204)	$5,508	$(17,712)	(321.6)%
Income tax benefit (provision)	$6	$(16)	$22	(137.5)%
Net loss	$(33,730)	$(17,312)	$(16,418)	94.8%

*	Amounts used to calculate dollar and percentage changes are based on numbers in the thousands. Accordingly, calculations in this item, which may be rounded to the nearest hundred thousand, may not produce the same results.

Revenues

The revenue amount for the periods presented represents the results of the revenue-generating Industrial IoT segment. Revenues for the six months ended June 30, 2025 were $1.1 million compared to $1.3 million for the comparable period in the prior year for a decrease of approximately $0.2 million. This decline in revenue was primarily attributable to supply chain disruptions caused by regional conflict in the Middle East, which impacted our Israeli supplier’s operations and resulted in delays in hardware product deliveries to our customers.

Cost of Revenues and Gross Profit

Cost of revenues for the six months ended June 30, 2025 were $0.3 million compared to $0.4 million for the comparable period in the prior year.

Gross profit for the six months ended June 30, 2025 and 2024 was $0.8 million. Despite a decline in revenue for the six months ended June 30, 2025 compared to the comparable period in the prior year, gross profit for such periods remained consistent because of improved gross margins. The gross margin percentage was 75.5% and 64.2% for the six months ended June 30, 2025 and 2024, respectively. The margin increase is due primarily to a shift in sales mix to higher margin software solutions during the first half of 2025.

Operating Expenses

Operating expenses for the six months ended June 30, 2025 were $22.4 million and $23.6 million for the comparable period ended June 30, 2024, a decrease of $1.2 million. Excluding nonrecurring expenses incurred during the six months ended June 30, 2024 including (i) merger-related transaction costs of $6.5 million, (ii) transaction bonus expense of $6.7 million, and (iii) professional fees of $0.6 million relating to post-XTI Merger integration efforts including regulatory filings triggered by the merger, operating expenses increased by $12.6 million.

This increase of $12.6 million  was due primarily to (i) an increase in research and development expenses of $2.1 million, mainly attributable to the development of the TriFan 600, as the Company secured additional financing during the first half of 2025, (ii) an increase in sales and marketing expenses of $1.4 million as the Company invested more in brand development and awareness, trade show participation, and business development initiatives, (iii) an increase in non-cash impairment of goodwill and intangible assets of $4.7 million relating to the Industrial IoT segment, (iv) an increase in nonrecurring consulting compensation expense of $0.4 million relating to consulting agreements entered into with the prior executives of Legacy Inpixon on March 12, 2024 that had either expired in 2024 or, in the case of the prior Legacy Inpixon CEO, terminated on March 27, 2025 pursuant to the Settlement Agreement, (v) an increase in the Industrial IoT segment’s general and administrative expenses of $0.4 million as the results for the six months ended June 30, 2024 only reflect the activity of the segment since the closing of the XTI Merger on March 12, 2024, and (vi) an aggregate increase of approximately $3.6 million due to (a) increases in legal and accounting fees relating to capital raising activities during the first half of 2025, (b) increase in administrative headcount to support operations growth, and (c) increases in public company-related professional fees as the 2024 historical results reflect the operations of a private company, Legacy XTI, from January 1, 2024 through the March 12, 2024 closing date of the XTI Merger.

Other (Expense) Income

Other (expense) income for the six months ended June 30, 2025 was a loss of $12.2 million compared to a gain of $5.5 million for the comparable period ended June 30, 2024. The loss during the six months ended June 30, 2025 was primarily driven by (i) $5.8 million of financing costs incurred relating to the issuance of warrants in connection with the March Offering and June Offering, (ii) the recognition of a $5.4 million loss related to the change in fair value of a warrant liability, and (iii) a loss on extinguishment of debt of $0.4 million.

The gain during the six months ended June 30, 2024 was primarily attributable to the Company recognizing income of approximately $12.9 million relating to the remeasurement of convertible notes at fair value during the six months ended June 30, 2024, partially offset by inducement losses on debt conversions of approximately $6.7 million incurred during the six months ended June 30, 2024.

Income Tax Benefit (Provision)

The income tax benefit (provision) for the six months ended June 30, 2025 and 2024 was immaterial.

Liquidity and Capital Resources

Our current capital resources and operating results as of and through June 30, 2025, consist of:

1)	working capital of approximately $2.4 million, adjusted to approximately $16.9 million when excluding derivative warrant liabilities;

2)	cash and cash equivalents of approximately $20.0 million; and

3)	net cash used by operating activities for the six months ended June 30, 2025 of $22 million.

The breakdown of our working capital as of the periods indicated below is as follows (in thousands):

Working Capital	June 30, 2025	December 31, 2024	$ Change
Current Assets
Cash and cash equivalents	$20,046	$4,105	$15,941
Accounts receivable, net	338	706	(368)
Other receivables	48	538	(490)
Inventories	2,490	2,214	276
Prepaid expenses and other current assets	1,290	1,018	272

Total Current Assets	24,212	8,581	15,631

Current Liabilities
Accounts payable and related party payables	2,685	5,538	(2,853)
Accrued expenses and other current liabilities	1,822	6,703	(4,881)
Accrued interest	342	522	(180)
Customer deposits	1,350	1,350	—
Warrant liability	14,564	—	14,564
Operating lease obligation, current	95	119	(24)
Deferred revenue	979	532	447
Short-term debt	—	2,657	(2,657)

Total Current Liabilities	21,837	17,421	4,416

Net Working Capital (Deficit)	$2,375	$(8,840)	$11,215

Balance Sheet Improvement

During the six months ended June 30, 2025, we raised approximately $41.8 million in net proceeds through (i) our now expired ATM with Maxim, (ii) public offerings of our securities placed and underwritten by ThinkEquity LLC, and (iii) the exercise of warrants issued in connection with the March Offering and the June Offering. The proceeds from these capital raises and warrant exercises allowed us to significantly reduce debt and other obligations, while progressing the development of the TriFan 600 airplane. The following summarizes the improvements to our balance sheet from December 31, 2024 to June 30, 2025:

●	Cash and cash equivalents increased by approximately $15.9 million primarily due to the net proceeds received from the June Offering.

●	Net working capital increased by approximately $11.2 million or by approximately $25.8 million when excluding derivative warrant liabilities.

●	In March 2025, we repaid in full the outstanding secured promissory notes issued to Streeterville, which resulted in the release of Streeterville’s security interest in the assets of XTI Aircraft Company. As of June 30, 2025, we had less than $0.1 million of interest-bearing debt outstanding, which matures in 2050.

●	In March 2025, we redeemed the remaining outstanding shares of Series 9 Preferred Stock, leaving zero shares of Series 9 Preferred Stock issued and outstanding as of June 30, 2025. The Series 9 Preferred Stock had restricted our ability to raise capital, as we were prohibited from taking certain actions without prior written consent from the holders of the Series 9 Preferred Stock.

●	In March 2025, we repaid the remaining Strategic Transaction Bonus Plan obligation to prior Legacy Inpixon management, which was the primary driver for the approximate $4.9 million decline in accrued expenses and other current liabilities from December 31, 2024 to June 30, 2025.

●	In March 2025, we repaid the accounts payable and most commitments that were inherited from Legacy Inpixon. A remaining deferred consulting fee commitment of $1.0 million is still owed to Nadir Ali, the Company’s former Chief Executive Officer, which is payable in two $500,000 installments during the remaining fiscal year 2025.

We believe the Company’s ability to raise capital has been favorably impacted by (i) the reduction of obligations either assumed from Legacy Inpixon or created by the XTI Merger closing and (ii) the elimination of the Streeterville secured debt and equity instruments with fundraising restrictions.

Contractual Obligations and Commitments

Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered during our course of business. Our contractual obligations consist of operating lease liabilities and merger-related transaction liabilities that are included in our condensed consolidated balance sheet and vendor commitments associated with agreements that are legally binding. As of June 30, 2025, the total obligation for capitalized operating leases was approximately $0.3 million, of which approximately $0.1 million is expected to be paid in the next twelve months.

Customer Deposits

As of June 30, 2025, we received conditional pre-orders under a combination of non-binding aircraft purchase agreements, reservation deposit agreements, options and letters of intent for aircraft, which generated approximately $1.4 million of cash from customer deposits. These funds from customer reservation deposits will not be recorded as revenue until the orders for aircraft are delivered, which may not be for many years or at all if we do not deliver the aircraft. The deposits prioritize orders when the aircraft becomes available for delivery. Customers making deposits are not obligated to purchase aircraft until they execute a definitive purchase agreement. Customers may request a return of their refundable deposit any time up until the execution of a purchase agreement. Customers’ request for a return of their refundable deposits could adversely affect our liquidity resources, and we may be financially unable to return such deposits.

Commitment to Nadir Ali

As disclosed in Note 17 of the condensed consolidated financial statements, the Company has a remaining commitment to pay Nadir Ali deferred consulting fees of $1,000,000 by wire transfer of immediately available funds in two equal installments of $500,000 each on September 30, 2025 and December 31, 2025.

Risks and Uncertainties; Sources of Liquidity

As of June 30, 2025, the Company has working capital of approximately $2.4 million, adjusted to $16.9 million when excluding derivative warrant liabilities, and cash and cash equivalents of approximately $20.0 million. For the six months ended June 30, 2025, the Company had a net loss of approximately $33.7 million. During the six months ended June 30, 2025, the Company used approximately $22.0 million of cash for operating activities.

There can be no assurances that the Company will ever earn revenues sufficient to support its operations, or that it will ever be profitable. In order to continue its operations, the Company has historically supplemented the revenues it earned with proceeds from the sale of our equity and debt securities and proceeds from loans and bank credit lines. The Company has incurred net losses and negative operating cash flows from operations since the XTI Merger completed on March 12, 2024, and the Company expects to continue to incur losses and negative operating cash flows for the foreseeable future until it commences sustainable commercial operations of the TriFan 600 airplane. Since the XTI Merger, the Company has funded its operations primarily with proceeds from equity financings, including through our now expired ATM with Maxim and three public offerings completed in January 2025, March 2025 and June 2025, and through the issuance of promissory notes. We believe that our current revenue, as supplemented by proceeds from our financings, including the approximately $36.4 million net proceeds we raised in various public offerings of our securities placed and underwritten by ThinkEquity during the first six months of 2025, a portion of which was used to fully repay short-term obligations including the outstanding Streeterville promissory note balances, along with our ability to defer or eliminate certain operating expenses that are under our control, will provide us with liquidity to fund our planned operating needs for at least the next twelve months.

ThinkEquity Waiver and Filing of Shelf Registration Statement on Form S-3

As disclosed in Note 9 of the Notes to Condensed Consolidated Financial Statements, on June 24, 2025, the Company entered into an underwriting agreement with ThinkEquity, pursuant to which the Company agreed not to, without ThinkEquity’s prior consent, offer for sale, issue, sell, contract to sell, pledge or otherwise dispose of any of its shares of common stock or securities convertible into common stock or file any registration statement relating to the offering of any shares of its capital stock for a period of 60 days after the date of the underwriting agreement (the “Lock-Up Period”). On August 1, 2025, the Company entered into a waiver agreement with ThinkEquity (the “Waiver”), pursuant to which ThinkEquity agreed to waive the Lock-Up Period solely in connection with a potential public offering of the Company’s securities (the “Potential Offering”) and to allow the Company to file a shelf registration statement on Form S-3 in connection with the Potential Offering. The Company filed a shelf registration statement on Form S-3 on August 1, 2025, which was declared effective by the SEC on August 12, 2025, pursuant to which the Company may offer and sell, from time to time, in one or more offerings, up to $1 billion in any combination of common stock, preferred stock, depositary shares, debt securities, warrants, units and subscription rights until such shelf registration statement expires in August 2028.

Long-Term Liquidity Requirements

According to our current development schedule, we do not expect to obtain FAA type certification and other necessary regulatory approvals and commence deliveries of the TriFan 600 until 2030 at the earliest. We expect to fund our operations primarily through equity and/or debt financings at least until we commence sustainable commercial operations of the TriFan 600.

Equity financing may result in dilution to the interests of our existing stockholders and could involve issuing securities with rights, preferences, or privileges senior to those of existing common stockholders. Similarly, debt financing could involve instruments with terms that supersede those of preferred or common stockholders and may include operational restrictions. It is important to note that capital markets have experienced volatility in the past and may do so again, which could impact our ability to raise funds on favorable terms or at all.

We currently do not have material cash obligations related to existing contracts. As a result, our future cash needs are closely tied to management’s strategic decisions regarding the pace and priorities of short- and long-term initiatives. These requirements are subject to fluctuation based on operational choices, including the timing and scale of infrastructure and development of sub-scale and full-scale test aircraft. Factors influencing our future capital needs include revenue growth, aircraft pre-order deposit timing, expansion of sales and marketing efforts, and the scope of development initiatives.

We may also pursue strategic acquisitions or investments in complementary businesses, technologies, or products, which could necessitate additional financing. If we are unable to raise additional capital when needed or on acceptable terms, it could limit our ability to innovate, develop, and compete effectively—ultimately affecting our business performance and financial condition. In such a case, we may be forced to reduce or delay investments in manufacturing, infrastructure, and R&D, or adjust our expansion plans—any of which could have a material adverse impact on our operations and long-term prospects.

Cash Flows

The Company’s net cash flows used in operating, investing and financing activities for the three months ended June 30, 2025 and 2024 and certain balances as of the end of those periods are as follows (in thousands):

	For the Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(21,983)	$(8,190)
Net cash (used in) provided by investing activities	(103)	2,911
Net cash provided by financing activities	37,688	11,059
Effect of foreign exchange rate changes on cash	339	(6)
Net increase in cash and cash equivalents	$15,941	$5,774

	As of June 30, 2025	As of December 31, 2024
Cash and cash equivalents	$20,046	$4,105
Working capital (deficit)	$2,375	$(8,840)

Operating Activities for the six months ended June 30, 2025

Net cash used in operating activities during the three months ended June 30, 2025 was approximately $22.0 million. The cash flows related to the three months ended June 30, 2025 consisted of the following (in thousands):

Net loss	$(33,730)
Non-cash income and expenses	17,654
Net change in operating assets and liabilities	(5,907)
Net cash used in operating activities	$(21,983)

The non-cash income and expense of approximately $17.7 million consisted primarily of the following (in thousands):

$68	Depreciation and amortization
152	Amortization of intangible assets
76	Amortization of right-of-use asset
145	Non-cash interest expense, net of interest income
1,177	Stock-based compensation
4,049	Impairment of goodwill
631	Impairment of intangible assets
421	Loss on extinguishment of debt
5,795	Warrant issuance expense
5,431	Change in fair value of warrant liability
(291)	Other
$17,654	Total non-cash expenses

The net cash used in the change in operating assets and liabilities aggregated approximately $5.9 million and consisted primarily of the following (in thousands):

$401	Decrease in accounts receivable and other receivables
94	Decrease in inventories, prepaid expenses and other current assets and other assets
(1,865)	Decrease in accounts payable and related party payables
(4,905)	Decrease in accrued expenses and other current liabilities
67	Increase in accrued interest
376	Increase in deferred revenue
(75)	Decrease in operating lease obligation
$(5,907)	Net cash used in the changes in operating assets and liabilities

The decrease in accrued expenses and other current liabilities of approximately $4.9 million was mainly attributable to (i) cash payments to settle the remaining accrued transaction bonuses and consulting fees owed to prior Legacy Inpixon executives, and (ii) payment of accrued employee bonuses.

Operating Activities for the six months ended June 30, 2024

Net cash used in operating activities during the six months ended June, 2024 was approximately $8.2 million. The cash flows related to the six months ended June 30, 2024 consisted of the following (in thousands):

Net loss	$(17,312)
Non-cash income and expenses	398
Net change in operating assets and liabilities	8,724
Net cash used in operating activities	$(8,190)

The non-cash income and expense of approximately $0.4 million consisted primarily of the following (in thousands):

$47	Depreciation and amortization expenses
235	Amortization of intangible assets
92	Amortization of right-of-use asset
173	Non-cash interest expense, net of interest income
5,733	Stock-based compensation
(12,882)	Change in fair value of convertible notes payable
6,732	Loss on extinguishment of debt
281	Change in fair value of warrant liability
(13)	Other
$398	Total non-cash expenses

The net cash provided by the change in operating assets and liabilities aggregated approximately $8.7 million and consisted primarily of the following (in thousands):

$309	Decrease in accounts receivable and other receivables
302	Decrease in inventory, prepaid expenses and other current assets and other assets
1,981	Increase in accounts payable
6,494	Increase in accrued expenses and other liabilities
86	Increase in accrued interest
(354)	Decrease in deferred revenue
(94)	Decrease in operating lease obligation
$8,724	Net cash provided by the changes in operating assets and liabilities

Cash Flows from Investing Activities for the six months ended June 30, 2025 and 2024

Net cash flows used in investing activities during the six months ended June 30, 2025 was approximately $0.1 million. Net cash flows provided by investing activities during the six months ended June 30, 2024 was approximately $2.9 million. Cash flows related to investing activities during the six months ended June 30, 2024 consist primarily of the cash assumed from Legacy Inpixon in connection with the XTI Merger.

Cash Flows from Financing Activities for the six months ended June 30, 2025 and 2024

Net cash flows provided by financing activities during the six months ended June 30, 2025 was approximately $37.7 million. During the six months ended June 30, 2025, the Company received incoming cash flows of $1.7 million from the now expired ATM, $36.4 million from the sale of common stock and warrants via three public offerings, and $3.8 million from the exercise of warrants issued in connection with the public offerings. During the six months ended June 30, 2025, the Company paid $2.7 million to fully settle the two outstanding promissory note obligations with Streeterville and $1.4 million to redeem the remaining outstanding Series 9 Preferred Stock.

Net cash flows provided by financing activities during the six months ended June 30, 2024 was approximately $11.1 million. During the six months ended June 30, 2024, the Company received incoming cash flows of $8.5 million from the now expired ATM, $2.0 million from promissory notes issued to Streeterville, and $1.0 million in proceeds from an existing promissory note arrangement with Legacy Inpixon. During the six months ended June 30, 2024, the Company repaid $0.5 million towards outstanding promissory notes.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Recently Issued Accounting Standards

For a discussion of recently issued accounting pronouncements, please see Note 3 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

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

We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the Effectiveness of Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings as defined by Item 103 of Regulation S-K, to which we are a party or of which any of our property is the subject, other than ordinary routine litigation incidental to the Company’s business and as described in Note 17 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report under the heading “Litigation.”

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

Additionally, we are and we may be made a party to future claims relating to the XTI Merger. On December 6, 2023, Xeriant, Inc. (“Xeriant”) filed a complaint in the United States District Court for the Southern District of New York against Legacy XTI, two unnamed entities, and five unnamed individuals. On January 31, 2024, Xeriant filed an amended complaint adding the Company as a defendant. On February 29, 2024, Xeriant filed a second amended complaint, removing the Company and one of the unnamed entities as defendants. The second amended complaint alleges that Legacy XTI breached several agreements with Xeriant, including a Joint Venture Agreement dated May 31, 2021, a cross-patent license agreement, an operating agreement, and a letter dated May 17, 2022, which Xeriant claims arose from its introduction of Legacy XTI to a Nasdaq-listed company as a potential acquirer. Xeriant alleges that it provided intellectual property, expertise, and capital in connection with Legacy XTI’s TriFan 600 aircraft and that it was improperly excluded from a subsequent transaction involving the TriFan 600 technology as part of Legacy XTI’s merger with the Company. Xeriant asserts causes of action including breach of contract, fraud, unjust enrichment, and misappropriation of confidential information. It seeks damages in excess of $500 million, injunctive relief, a royalty obligation, and other equitable relief. On March 13, 2024, Legacy XTI moved to dismiss portions of the second amended complaint. The Court denied that motion on January 14, 2025. Legacy XTI filed an answer on January 28, 2025, and subsequently filed an amended answer and counterclaims on February 18, 2025. The amended counterclaims, further amended on April 14, 2025, allege that Xeriant breached the Joint Venture Agreement by failing to make required capital contributions of approximately $4.6 million and by failing to deliver promised intellectual property and strategic support. Legacy XTI further alleges that Xeriant breached its fiduciary duty by engaging in coercive and self-dealing conduct, including conditioning a strategic introduction on the issuance of equity and assumption of debt. Legacy XTI seeks declaratory relief confirming that the joint venture has been terminated, that all intellectual property related to the TriFan 600 belongs solely to Legacy XTI, and that Xeriant has no rights in the TriFan 600 technology. Xeriant has moved to dismiss Legacy XTI’s amended counterclaims, and that motion remains pending. The Court has denied Xeriant’s renewed motion to stay discovery. On July 10, 2025, XTI filed a letter motion requesting a conference to address: (i) ongoing deficiencies in Xeriant’s discovery responses; and (ii) Xeriant’s untimely service of discovery requests on XTI, which were served more than three months after the applicable deadline. The Court granted XTI’s letter motion on the same day, and held a conference on July 18, 2025. During the conference, the Court ordered: (i) an extension of all discovery deadlines by three months, through November 24, 2025; (ii) an extension of expert discovery through February 16, 2026; and (iii) that the parties finalize a protective order and Electronically Stored Information (“ESI”) protocol by July 25, 2025. The parties subsequently submitted a stipulated protective order and ESI protocol, which the Court entered on July 28, 2025. The parties are continuing to exchange written discovery and will be conducting depositions.  The litigation remains in the early stages of discovery. The Company believes the claims against Legacy XTI are without merit and intends to continue to vigorously defend against them. At this time, the Company is unable to predict the outcome of this matter or estimate the likelihood or magnitude of a potential loss, if any.

In connection with the litigation matter described in the immediately preceding paragraph, on June 12, 2024, the Company received correspondence from legal counsel for Auctus Fund, LLC (“Auctus”), dated April 3, 2024, asserting that the Company and/or Legacy XTI may have assumed Xeriant’s obligations under a Senior Secured Promissory Note (the “Note”) issued by Xeriant to Auctus in the original principal amount of $6,050,000, pursuant to a letter agreement dated May 17, 2022, between Xeriant and Legacy XTI  (the “May 17 letter”). Auctus claimed that the outstanding amount due under the Note, including accrued interest, was $8,435,008.81 as of April 3, 2024. In July 2024, Legacy XTI responded to Auctus’s claims, asserting that the May 17 letter is invalid and unenforceable on multiple grounds. Legacy XTI further stated that, even if the May 17 letter were enforceable, it did not create or trigger any obligation for Legacy XTI to assume Xeriant’s debt under the Note or otherwise. On May 13, 2025, Auctus filed a lawsuit against Legacy XTI in the District Court of Arapahoe County, Colorado, asserting a single claim for breach of contract based on its prior allegations. Auctus contends that Legacy XTI is contractually obligated to repay nearly $9 million in principal and accrued interest, based on Legacy XTI’s entry into a loan agreement with Legacy Inpixon in March 2023 and its subsequent merger with Legacy Inpixon in March 2024. On June 25, 2025, Legacy XTI filed a motion to dismiss or, in the alternative, to stay the proceedings pending resolution of the Xeriant litigation. Legacy XTI’s motion asserts that Auctus’ complaint should be dismissed: (i) for lack of standing, because Auctus is neither a party to, nor a third-party beneficiary of, the May 17 letter; (ii) for failure of a condition precedent, because no obligation ever arose in that the alleged triggering condition—a business combination involving Legacy XTI and Legacy Inpixon did not occur within the required one-year time frame; (iii) for lack of valid assignment, because Xeriant’s unilateral assignment of debt to Legacy XTI is void because the underlying Note prohibits assignment without Auctus’s prior written consent, which is not alleged. On August 5, 2025, Auctus filed a response arguing that it was an intended third-party beneficiary of the May 17 letter, that the anti-assignment clause does not bar its claims, and that the request for a stay is unwarranted because the Xeriant litigation involves different parties and broader claims. XTI believes it has strong counterarguments and will file a reply in further support of its motion to dismiss or stay. The litigation remains in the early stages of discovery. The Company believes that the claims asserted by Auctus are without merit and intends to vigorously defend against the lawsuit. As of the date of this filing, the Company is unable to predict the outcome of this matter or determine the likelihood or magnitude of a potential loss, if any.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) Sales of Unregistered Securities

On May 13, 2025, the Company entered into an advisory agreement with a third party advisor, pursuant to which the Company issued 125,000 shares of restricted common stock to the advisor’s designees (the “Advisor Shares”) in consideration for financial advisory services agreed to be rendered to the Company pursuant to the agreement. The Advisor Shares were issued pursuant to an exemption from registration provided by Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act because such issuances did not involve a public offering, the recipients took the securities for investment and not resale, the Company took appropriate measures to restrict transfer, and the recipients are sophisticated investors.

c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b-5 trading arrangement or a non-Rule 10b-5 trading arrangement during the fiscal quarter ended June 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

On August 13, 2025, the board of directors of the Company adopted Amended and Restated Bylaws of the Company (as amended and restated, the “Bylaws”), effective on such date, a copy of which Bylaws are attached as Exhibit 3.21 hereto. The Company will file a Current Report on Form 8-K no later than August 19, 2025 that will describe the provisions of the original bylaws that were changed by the Bylaws.

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

XTI AEROSPACE, INC

Date: August 14, 2025	By:	/s/ Scott Pomeroy
Scott Pomeroy
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brooke Turk
Brooke Turk
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1†	Agreement and Plan of Merger, dated July 24, 2023, among Inpixon, Superfly Merger Sub Inc. and XTI Aircraft Company.	8-K	001-36404	2.1	July 25, 2023
2.2	First Amendment to Merger Agreement, dated December 30, 2023, by and between Inpixon, Superfly Merger Sub Inc. and XTI Aircraft Company.	10-K	001-36404	2.26	April 16, 2024
2.3†	Second Amendment to Merger Agreement, dated March 12, 2024, by and between Inpixon, Superfly Merger Sub Inc. and XTI Aircraft Company.	8-K	001-36404	10.1	March 15, 2024
2.4†	Equity Purchase Agreement, dated as of February 16, 2024, by and among Inpixon, Grafiti LLC and Grafiti Group LLC.	8-K	001-36404	2.1	February 23, 2024
3.1	Restated Articles of Incorporation.	S-1	333-190574	3.1	August 12, 2013
3.2	Certificate of Amendment to Articles of Incorporation (Increase Authorized Shares).	S-1	333-218173	3.2	May 22, 2017
3.3	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	April 10, 2014
3.4	Articles of Merger (renamed Sysorex Global).	8-K	001-36404	3.1	December 18, 2015
3.5	Articles of Merger (renamed Inpixon).	8-K	001-36404	3.1	March 1, 2017
3.6	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.2	March 1, 2017
3.7	Certificate of Amendment to Articles of Incorporation (authorized share increase).	8-K	001-36404	3.1	February 5, 2018
3.8	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	February 6, 2018
3.9	Form of Certificate of Designation of Preferences, Rights and Limitations of Series 4 Convertible Preferred Stock.	8-K	001-36404	3.1	April 24, 2018

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.10	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	November 1, 2018
3.11	Certificate of Designation of Series 5 Convertible Preferred Stock, dated as of January 14, 2019.	8-K	001-36404	3.1	January 15, 2019
3.12	Certificate of Amendment to Articles of Incorporation, effective as of January 7, 2020 (Reverse Split).	8-K	001-36404	3.1	January 7, 2020
3.13	Certificate of Amendment to the Articles of Incorporation increasing the number of authorized shares of Common Stock from 250,000,000 to 2,000,000,000 filed with the Secretary of State of the State of Nevada on November 18, 2021	8-K	001-36404	3.1	November 19, 2021
3.14	Certificate of Change filed with the Secretary of State of the State of Nevada on October 4, 2022 (effective as of October 7, 2022)	8-K	001-36404	3.1	October 6, 2022
3.15	Certificate of Amendment to the Articles of Incorporation increasing the number of authorized shares of Common Stock from 26,666,667 to 500,000,000 filed with the Secretary of State of the State of Nevada on November 29, 2022	8-K	001-36404	3.1	December 2, 2022
3.16	Certificate of Designations of Preferences and Rights of Series 9 Preferred Stock.	8-K	001-36404	3.1	March 15, 2024
3.17	Certificate of Amendment (Reverse Stock Split).	8-K	001-36404	3.2	March 15, 2024
3.18	Certificate of Amendment (Name Change).	8-K	001-36404	3.3	March 15, 2024
3.19	Certificate of Amendment to Designations of Preferences and Rights of Series 9 Preferred Stock	8-K	001-36404	3.1	May 1, 2024
3.20	Certificate of Amendment to Articles of Incorporation, effective as of January 10, 2025.	8-K	001-36404	3.1	January 10, 2025
3.21	Amended and Restated Bylaws of XTI Aerospace, Inc.				X
4.1	Form of Pre-funded Warrant.	8-K	001-36404	4.1	June 26, 2025
4.2	Form of Common Warrant.	8-K	001-36404	4.2	June 26, 2025

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.3	Form of Representative’s Warrant.	8-K	001-36404	4.3	June 26, 2025
10.1	Form of Lock-Up Agreement.	8-K	001-36404	10.1	June 26, 2025
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.					X
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.					X
32.1#	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

†	Exhibits, schedules and similar attachments have been omitted pursuant to Item 601 of Regulation S-K and the registrant undertakes to furnish supplemental copies of any of the omitted exhibits and schedules upon request by the SEC.

#	This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.