Form 10-Q
period 2025-09-30
XTI Aerospace, Inc.
filed 2025-11-19
CIK 1529113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 18, 2025
Common Stock, par value $0.001	32,786,816

XTI AEROSPACE, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2025

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION

CONTAINED IN THIS REPORT

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this Form 10-Q. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of anticipated products; anticipated expenses; and projected financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	our history of losses;

●	our ability to achieve profitability;

●	the risk that we have a limited operating history, have not yet manufactured any non-prototype aircraft or delivered any aircraft to a customer, and we and our current and future collaborators may be unable to successfully develop and market our aircraft or solutions, or may experience significant delays in doing so;

●	the risk that we may not realize the expected benefits of the Drone Nerds and Anzu Robotics acquisitions;

●	unexpected costs, charges or expenses resulting from the Drone Nerds and Anzu Robotics acquisitions or any future acquisition or difficulties in integrating and operating acquired companies;

●	the ability to meet the development and commercialization schedule with respect to the TriFan 600;

●	our ability to secure required certifications for the TriFan 600 and/or any other aircraft we develop;

●	our ability to navigate the regulatory environment and complexities with compliance related to such environment;

●	the risk that our conditional pre-orders (which include conditional aircraft purchase agreements, non-binding reservations, and options) are canceled, modified, delayed or not placed and that we must return the refundable deposits;

●	our ability to obtain adequate financing in the future as needed;

●	emerging competition and rapidly advancing technologies in our industries that may outpace our technology;

●	the risk that other aircraft manufacturers develop competitive VTOL aircraft or other competitive aircraft that adversely affect our market position;

●	customer demand for the products and services we develop;

●	our ability to develop other new products and technologies;

●	our ability to attract customers and/or fulfill customer orders;

●	our ability to enhance and maintain the reputation of our brand and expand our customer base;

●	our ability to scale in a cost-effective manner and maintain and expand our manufacturing and supply chain relationships;

●	our ability to attract, integrate, manage, and retain qualified personnel or key employees;

●	our ability to maintain compliance with the continued listing requirements of the Nasdaq Capital Market;

●	the risks relating to long development and sales cycles, our ability to satisfy the conditions and deliver on the orders and reservations, our ability to maintain quality control of our aircraft, and our dependence on third parties for supplying components and potentially manufacturing the aircraft;

●	the risk that our ability to sell our aircraft may be limited by circumstances beyond our control, such as a shortage of pilots and mechanics who meet the training standards, high maintenance frequencies and costs for the sold aircraft, and any accidents or incidents involving VTOL aircraft that may harm customer confidence;

●	general economic conditions and events and the impact they may have on us and our potential customers, including, but not limited to escalating tariff and non-tariff trade measures imposed by the U.S. and other countries, increases in inflation rates and rates of interest, supply chain challenges, increased costs for materials and labor, cybersecurity attacks, the ongoing conflicts between Russia and Ukraine, and Hamas and Israel, and public health threats such as the COVID-19 pandemic;

●	lawsuits and other claims by third parties or investigations by various regulatory agencies that we may be subjected to and are required to report, including but not limited to, the U.S. Securities and Exchange Commission (the “SEC”);

●	the outcome of any known and unknown litigation and regulatory proceedings;

●	the risk that our future patent applications may not be approved or may take longer than expected, and that we may incur substantial costs in enforcing and protecting our intellectual property;

●	our ability to respond to a failure of our systems and technology to operate our business;

●	the impact of any changes in existing or future tax regimes;

●	our success at managing the risks involved in the foregoing items; and

●	other factors discussed in this Form 10-Q.

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

In this report, unless otherwise noted, or the context otherwise requires, the terms “XTI Aerospace,” the “Company,” “we,” “us,” “our” and similar terms refer collectively to XTI Aerospace, Inc. and its subsidiaries.

The Company determined the XTI Merger should be accounted for as a reverse acquisition with Legacy XTI being considered the accounting acquirer. Therefore, the condensed consolidated financial statements included in this report represent a continuation of the financial statements of Legacy XTI and the results of operations of the accounting acquired entity, Legacy Inpixon, are included in the condensed consolidated financial statements as of the Closing Date and through the September 30, 2025 reporting date.

On November 10, 2025, the Company completed its acquisitions of Drone Nerds, LLC and Anzu Robotics, LLC. Because such acquisitions were completed after September 30, 2025, the condensed consolidated financial statements included in this report do not reflect the results of operations of Drone Nerds, LLC and Anzu Robotics, LLC.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

XTI AEROSPACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value data)

	As of September 30, 2025	As of December 31, 2024
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$32,198	$4,105
Accounts receivable, net of allowance for credit losses of $37 and $18 as of September 30, 2025 and December 31, 2024, respectively	2,095	706
Other receivables	38	538
Inventories	1,433	2,214
Prepaid expenses and other current assets	918	1,018

Total Current Assets	36,682	8,581

Property and equipment, net	242	206
Operating lease right-of-use asset, net	243	340
Intangible assets, net	1,169	1,884
Goodwill	9,160	12,072
Other assets	435	1,208

Total Assets	$47,931	$24,291

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XTI AEROSPACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except number of shares and par value data)

	As of September 30, 2025	As of December 31, 2024
	(Unaudited)
Liabilities, Mezzanine Equity, and Stockholders’ Equity

Current Liabilities
Accounts payable	$2,560	$5,487
Related party payables	—	51
Accrued expenses and other current liabilities	2,263	6,703
Accrued interest	342	522
Customer deposits	1,350	1,350
Warrant liability	28,228	—
Operating lease obligation, current	98	119
Deferred revenue	737	532
Short-term debt	—	2,657

Total Current Liabilities	35,578	17,421

Long Term Liabilities
Long-term debt	—	65
Operating lease obligation, noncurrent	155	231

Total Liabilities	35,733	17,717

Commitments and Contingencies (Note 17)

Mezzanine Equity
Representative and placement agent warrants, net of issuance costs of $96	1,744	—

Stockholders’ Equity
Preferred Stock - $0.001 par value; 5,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Series 4 Convertible Preferred Stock - 10,415 shares authorized; 1 share issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Series 5 Convertible Preferred Stock - 12,000 shares authorized; 126 shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Series 9 Preferred Stock - 20,000 shares authorized; 0 shares issued and outstanding as of September 30, 2025, and 11,302 shares issued and 1,331 shares outstanding as of December 31, 2024	—	1,331
Common Stock - $0.001 par value; 500,000,000 shares authorized; 30,861,816 shares issued and outstanding as of September 30, 2025 and 1,685,021 shares issued and outstanding as of December 31, 2024	31	2
Additional paid-in capital	150,263	99,425
Accumulated other comprehensive income (loss)	898	(622)
Accumulated deficit	(140,738)	(93,562)

Total Stockholders’ Equity	10,454	6,574

Total Liabilities, Mezzanine Equity, and Stockholders’ Equity	$47,931	$24,291

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XTI AEROSPACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Revenues	$2,484	$918	$3,568	$2,169

Cost of Revenues	1,407	398	1,673	846

Gross Profit	1,077	520	1,895	1,323

Operating Expenses
Research and development	1,985	1,228	5,649	2,840
Sales and marketing	2,741	1,019	5,267	2,160
General and administrative	11,106	2,293	22,434	16,422
Merger-related transaction costs	—	—	—	6,490
Impairment of goodwill	—	—	4,049	—
Impairment of intangible assets	—	—	631	—
Amortization of intangible assets	54	196	206	431

Total Operating Expenses	15,886	4,736	38,236	28,343

Loss from Operations	(14,809)	(4,216)	(36,341)	(27,020)

Other (Expense) Income
Interest expense, net	(1)	(222)	(219)	(553)
Amortization of deferred loan costs	—	—	—	(17)
Loss on extinguishment of debt	—	—	(421)	(6,732)
Warrant issuance expense	(785)	—	(6,580)	—
Change in fair value of convertible notes	—	—	—	12,882
Change in fair value of warrant liability	2,151	—	(3,280)	(281)
Other	(1)	3	(340)	(10)
Total Other (Expense) Income	1,364	(219)	(10,840)	5,289

Net Loss, before tax	(13,445)	(4,435)	(47,181)	(21,731)
Income tax benefit (provision)	(1)	—	5	(16)
Net Loss	(13,446)	(4,435)	(47,176)	(21,747)

Preferred stock return	—	(185)	(29)	(496)
Deemed dividend	—	(54)	—	(514)
Net Loss Attributable to Common Stockholders	$(13,446)	$(4,674)	$(47,205)	(22,757)

Net Loss Per Share - Basic and Diluted	$(0.61)	$(33.40)	$(4.33)	$(308.53)

Weighted Average Shares Outstanding
Basic and Diluted	22,065,141	139,944	10,914,152	73,759

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XTI AEROSPACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Net Loss	$(13,446)	$(4,435)	$(47,176)	$(21,747)
Change in fair value of convertible note receivable	—	—	—	59
Unrealized foreign exchange gain from cumulative translation adjustments	14	663	1,520	465
Comprehensive Loss	$(13,432)	$(3,772)	$(45,656)	$(21,223)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XTI AEROSPACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and nine months ended September 30, 2025

(Unaudited)

(In thousands, except share data)

	Series 9 Preferred Stock at Redemption Value		Common Stock		Additional Paid-In	Accumulated Other Comprehensive (Loss)	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance - January 1, 2025	1,331	$1,331	1,685,021	$2	$99,425	$(622)	$(93,562)	$6,574
Common shares issued for net cash proceeds of ATM offering	—	—	169,299	—	1,667	—	—	1,667
Common shares issued for net cash proceeds of public offerings	—	—	2,219,746	2	17,900	—	—	17,902
Common shares issued for conversion of debt	—	—	240,229	—	750	—	—	750
Common shares issued for exercise of liability classified warrants	—	—	300,000	—	408	—	—	408
Redemption of Series 9 Preferred Stock	(1,331)	(1,331)	—	—	(96)	—	—	(1,427)
Stock-based compensation	—	—	—	—	455	—	—	455
Cumulative translation adjustment	—	—	—	—	—	467	—	467
Other	—	—	173,245	1	4	—	—	5
Net loss	—	—	—	—	—	—	(12,872)	(12,872)
Balance - March 31, 2025	—	—	4,787,540	5	120,513	(155)	(106,434)	13,929
Common shares issued for net cash proceeds of public offerings	—	—	6,231,200	6	(457)	—	—	(451)
Common shares issued for exercise of liability classified warrants	—	—	6,771,600	7	18,002	—	—	18,009
Stock-based compensation	—	—	125,000	—	722	—	—	722
Cumulative translation adjustment	—	—	—	—	—	1,039	—	1,039
Other	—	—	—	—	15	—	—	15
Net loss	—	—	—	—	—	—	(20,858)	(20,858)
Balance - June 30, 2025	—	—	17,915,340	18	138,795	884	(127,292)	12,405
Common shares issued for net cash proceeds of public offerings	—	—	11,946,000	12	3,121	—	—	3,133
Common shares issued for exercise of liability classified warrants	—	—	966,976	1	1,997	—	—	1,998
Stock-based compensation	—	—	33,500	—	6,350	—	—	6,350
Cumulative translation adjustment	—	—	—	—	—	14	—	14
Net loss	—	—	—	—	—	—	(13,446)	(13,446)
Balance - September 30, 2025	—	$—	30,861,816	$31	$150,263	$898	$(140,738)	$10,454

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XTI AEROSPACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and nine months ended September 30, 2024

(Unaudited)

(In thousands, except share data)

	Series 9 Preferred Stock at Redemption Value		Common Stock		Additional Paid-In	Accumulated Other Comprehensive (Loss)	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance - January 1, 2024	—	$—	12,791	$—	$26,330	$—	$(57,959)	$(31,629)
Common and preferred shares issued via merger	11,302	11,302	8,303	—	14,303	—	—	25,605
Common shares issued for conversion of debt	—	—	11,551	—	9,614	—	—	9,614
Inducement loss on debt conversions	—	—	—	—	6,732	—	—	6,732
Common shares issued to Xeriant, Inc.	—	—	1,194	—	—	—	—	—
Common shares issued for cashless exercise of warrants and options	—	—	1,928	—	—	—	—	—
Capital contribution - forgiveness of related party payable	—	—	—	—	380	—	—	380
Stock-based compensation	—	—	3,911	—	5,792	—	—	5,792
Cumulative translation adjustment	—	—	—	—	—	(166)	—	(166)
Series 9 Preferred Stock dividend accrued	—	—	—	—	(61)	—	—	(61)
Net loss	—	—	—	—	—	—	(2,602)	(2,602)
Balance - March 31, 2024	11,302	11,302	39,678	—	63,090	(166)	(60,561)	13,665
Common shares issued in exchange of Series 9 Preferred Stock	(3,550)	(3,550)	11,997	—	3,727	—	—	177
Deemed dividend related to Series 9 Preferred Stock exchange	—	—	—	—	(177)	—	—	(177)
Common shares issued in exchange of warrants	—	—	5,969	—	1,981	—	—	1,981
Deemed dividend related to December 2023 warrant exchange	—	—	—	—	(283)	—	—	(283)
Common shares issued for exercise of equity classified warrants	—	—	82	—	2	—	—	2
Common shares issued for net cash proceeds of ATM offering	—	—	37,201	—	8,675	—	—	8,675
Common shares issued as settlement of accrued compensation	—	—	10,722	—	1,192	—	—	1,192
Common shares issued as prepayment for services	—	—	1,718	—	335	—	—	335
Stock-based compensation	—	—	—	—	(59)	—	—	(59)
Series 9 Preferred Stock dividend accrued	—	—	—	—	(250)	—	—	(250)
Change in fair value of convertible note receivable	—	—	—	—	—	59	—	59
Cumulative translation adjustment	—	—	—	—	—	(32)	—	(32)
Net loss	—	—	—	—	—	—	(14,710)	(14,710)
Balance - June 30, 2024	7,752	7,752	107,367	—	78,233	(139)	(75,271)	10,575
Common shares issued in exchange of Series 9 Preferred Stock	(1,075)	(1,075)	16,787	—	1,129	—	—	54
Deemed dividend related to Series 9 Preferred Stock exchange	—	—	—	—	(54)	—	—	(54)
Common shares issued for net cash proceeds of ATM offering	—	—	12,762	—	1,035	—	—	1,035
Common shares issued as settlement of accrued compensation	—	—	11,100	—	1,101	—	—	1,101
Stock-based compensation	—	—	4,020	—	(1,889)	—	—	(1,889)
Cumulative translation adjustment	—	—	—	—	—	663	—	663
Series 9 Preferred Stock dividend accrued	—	—	—	—	(185)	—	—	(185)
Net loss	—	—	—	—	—	—	(4,435)	(4,435)
Balance - September 30, 2024	6,677	$6,677	152,036	$—	$79,370	$524	$(79,706)	$6,865

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XTI AEROSPACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows Used in Operating Activities

Net loss	$(47,176)	$(21,747)

Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	103	81
Amortization of intangible assets	206	431
Amortization of right-of-use asset	100	177
Non-cash interest expense, net of interest income	145	267
Stock-based compensation	7,527	3,844
Impairment of goodwill	4,049	—
Impairment of intangible assets	631	—
Change in fair value of convertible notes payable	—	(12,882)
Loss on extinguishment of debt	421	6,732
Warrant issuance expense	6,580	—
Change in fair value of warrant liability	3,280	281
Change in value of warrant asset	—	24
Unrealized gain on foreign currency transactions	(2)	(123)
Other	22	34

Changes in operating assets and liabilities:
Accounts receivable and other receivables	(1,293)	(72)
Inventories	1,016	271
Prepaid expenses and other current assets	101	247
Other assets	287	32
Accounts payable	(1,940)	2,514
Related party payables	(51)	—
Accrued expenses and other current liabilities	(4,667)	5,708
Accrued interest	67	154
Deferred revenue	336	(115)
Operating lease obligation	(98)	(163)

Net Cash Used in Operating Activities	(30,356)	(14,305)

Cash Flows (Used in) Provided by Investing Activities
Purchase of property and equipment	(126)	(54)
Cash received in purchase of Inpixon	—	2,968
Purchase of intangible asset	—	(39)
Net Cash (Used in) Provided by Investing Activities	(126)	2,875

Cash Provided by Financing Activities
Net proceeds from sale of common stock and pre-funded warrants via public offerings	57,051	—
Net proceeds from ATM stock offering	1,667	9,582
Net proceeds from the exercise of equity classified warrants	—	2
Net proceeds from the exercise of liability classified warrants	4,061	—
Net proceeds from promissory notes	—	2,000
Net proceeds from loan from Inpixon (prior to merger)	—	1,012
Redemption of Series 9 Preferred Stock	(1,427)	—
Repayments of promissory notes	(2,784)	(668)
Net Cash Provided by Financing Activities	58,568	11,928

Effect of Foreign Exchange Rate on Changes on Cash	7	8

Net Increase in Cash and Cash Equivalents	28,093	506

Cash and Cash Equivalents - Beginning of period	4,105	5

Cash and Cash Equivalents - End of period	$32,198	$511

Supplemental Disclosure of cash flow information:
Cash paid for:
Interest	$282	$54
Income Taxes	$10	$16

Non-cash investing and financing activities
Common shares issued for conversion of debt and accrued interest	$750	$9,614
Common shares issued in exchange of warrants	$—	$1,698
Deemed dividend related to December 2023 warrant exchange	$—	$283
Common shares issued as settlement of accrued compensation	$—	$2,293
Common shares issued as prepayment for services	$—	$335
Common shares issued in exchange of series 9 Preferred Stock	$—	$4,625
Issuance of common shares for merger consideration, net of cash received	$—	$22,637
Right-of-use asset obtained in exchange for lease liability	$—	$394
Capital contribution - forgiveness of related party payable	$—	$380
Deemed dividend related to series 9 Preferred Stock exchange	$—	$231
ATM proceeds withheld as payment towards accounts payable	$—	$128
Series 9 Preferred Stock dividend accrued	$—	$496

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature of Business

On March 12, 2024 (the “Closing Date”), XTI Aerospace, Inc., the “Company”, formerly known as Inpixon (“Legacy Inpixon”), Superfly Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Legacy Inpixon, and XTI Aircraft Company, a Delaware corporation (“Legacy XTI”), completed their previously announced merger transaction (the “XTI Merger”).

The Company is primarily an aircraft development company. As of November 10, 2025, and through the Company’s wholly-owned subsidiary, XTI Drones, LLC, the Company offers drone distribution and technology solutions via its recent acquisitions of Drone Nerds, LLC and Anzu Robotics, LLC (see Note 19 “Subsequent Events”). The Company also provides real-time location systems (“RTLS”) for the industrial sector, which was Legacy Inpixon’s focus prior to the closing of the XTI Merger.

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

The Company’s RTLS solutions leverage cutting-edge technologies such as Internet of Things (“IoT”), AI, and big data analytics to provide real-time tracking and monitoring of assets, machines, and people within industrial environments. With the Company’s RTLS solutions, businesses can achieve improved operational efficiency, enhanced safety and reduced costs. By having real-time visibility into operations, industrial organizations can make informed, data-driven decisions, minimize downtime, and ensure compliance with industry regulations.

Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results for the full year ending December 31, 2025. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes for the years ended December 31, 2024 and 2023 included in the annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on April 15, 2025.

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Summary of Significant Accounting Policies

The Company’s complete accounting policies are described in Note 3 to the Company’s audited consolidated financial statements and notes for the year ended December 31, 2024.

Liquidity

As of September 30, 2025, the Company had cash and cash equivalents of approximately $32.2 million. For the nine months ended September 30, 2025, the Company had a net loss of approximately $47.2 million. During the nine months ended September 30, 2025, the Company used approximately $30.4 million of cash for operating activities. As of September 30, 2025, the Company’s net working capital was approximately $1.1 million, representing an increase of approximately $9.9 million from December 31, 2024.

There can be no assurances that the Company will ever earn revenues sufficient to support its operations, or that it will ever be profitable. In order to continue its operations, the Company has supplemented the revenues it earned with proceeds from the sale of its equity securities and proceeds from loans.

The Company’s recurring losses and utilization of cash in its operations are indicators of going concern issues. However, the Company’s current liquidity position was favorably impacted by the cash raised through equity offerings and cash received from warrant exercises aggregating approximately $62.8 million during the nine months ended September 30, 2025, along with repaying and settling certain debt and other obligations during March 2025. The impact of these financings and warrant exercises to the Company’s cash position and overall net working capital position, along with the Company’s ability to defer or eliminate certain operating expenses that are under its control and the revenues expected to be generated by the Industrial IoT segment lead the Company to believe it has the ability to mitigate such concerns for a period of at least one year from the date these financial statements are issued.

Consolidations

The condensed consolidated financial statements have been prepared using the accounting records of Legacy XTI and as of March 12, 2024 (the effective date of the XTI Merger) and forward, the accounting records of XTI Aerospace, Inc. (formerly known as Inpixon) and its subsidiaries, including Inpixon GmbH (formerly known as Nanotron Technologies GmbH), Inpixon Holding UK Limited, and Intranav GmbH. All material inter-company balances and transactions have been eliminated.

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

The customers who account for 10% or more of the Company’s revenue or 10% or more of the Company’s outstanding accounts receivable balance are presented as follows for the periods indicated:

	Percentage of revenues
	For the three months ended September 30,		For the nine months ended September 30,		Percentage of accounts receivable
Customer	2025	2024	2025	2024	As of September 30, 2025	As of December 31, 2024
A	45%	25	34%	23%	49%	31%
B	15%	**	13%	**	**	**
C	10%	25%	13%	16%	16%	22%
D	**	**	10%	**	11%	**
E	**	**	**	**	10%	**

**	Represents less than 10% of the total for the respective period.

The vendors who account for 10% or more of the Company’s purchases or 10% or more of the Company’s outstanding payable balance are presented as follows for the periods indicated:

	Percentage of purchases
	For the three months ended September 30,		For the nine months ended September 30,		Percentage of accounts payable
Vendor	2025	2024	2025	2024	As of September 30, 2025	As of December 31, 2024
A	11%	**	**	**	**	**
B	**	**	**	**	18%	**
C	**	**	**	**	14%	**
D	**	**	**	**	25%	11%
E	**	**	**	**	**	31%

**	Represents less than 10% of the total for the respective period.

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

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2025, the Company determined that its long-lived assets were impaired by approximately $0.6 million. For the nine months ended September 30, 2025, the Company determined that its goodwill was impaired by approximately $4.05 million. There was no impairment recorded for the three months ended September 30, 2025 or 2024.

Recently Adopted Accounting Standards

No new accounting standards were adopted in the nine months ended September 30, 2025.

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures, which includes amendments to require the disclosure of certain specific costs and expenses that are included in a relevant expense caption on the face of the income statement. Specific costs and expenses that would be required to be disclosed include: purchases of inventory, employee compensation, depreciation and intangible asset amortization. Additionally, a qualitative description of other items is required, equal to the difference between the relevant expense caption and the separately disclosed specific costs. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, and are applied either prospectively or retrospectively at the option of the Company. The Company is evaluating the impact of the amendments on our condensed consolidated financial statements and disclosures.

In December 2023, the FASB also issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The new standard requires a company to expand its existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. The standard is effective for the Company for annual periods beginning after December 15, 2024. The Company is evaluating the impact of ASU 2023-09 on our consolidated financial statements and disclosures.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Recurring revenue
Software	$374	$327	$1,079	$697
Total recurring revenue	$374	$327	$1,079	$697

Non-recurring revenue
Hardware	$1,735	$422	$2,091	$1,190
Software	$226	$77	$231	$82
Professional services	$149	$92	$167	$200
Total non-recurring revenue	$2,110	$591	$2,489	$1,472

Total Revenue	$2,484	$918	$3,568	$2,169

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue recognized at a point in time
Industrial IoT (1)	$1,961	$499	$2,322	$1,272
Total	$1,961	$499	$2,322	$1,272

Revenue recognized over time
Industrial IoT (2) (3)	$523	$419	$1,246	$897
Total	$523	$419	$1,246	$897

Total Revenue	$2,484	$918	$3,568	$2,169

(1)	Hardware and Software’s performance obligation is satisfied at a point in time when they are shipped to the customer.

(2)	Professional services are also contracted on the fixed fee and time and materials basis. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date, in which revenue is recognized over time.

(3)	Software As A Service Revenue’s performance obligation is satisfied evenly over the service period using a time-based measure because the Company is providing continuous access to its service and revenue is recognized over time.

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Deferred revenue

As of September 30, 2025 and December 31, 2024, the Company had approximately $0.7 million and $0.5 million, respectively, in deferred revenue. This deferred revenue balance relates to cash received in advance for product maintenance services and professional services provided by the Company’s technical staff. The fair value of the deferred revenue approximates the services to be rendered. The Company expects to satisfy its remaining performance obligations for these maintenance services and professional services and recognize the deferred revenue and related contract costs over the next twelve months.

Note 5 - Proforma Financial Information

The XTI Merger was accounted for as a reverse merger under U.S. GAAP. For financial reporting purposes, Legacy Inpixon is treated as the “acquired” company. As a result, the Company’s consolidated financial statements include the operating results of Legacy Inpixon only from March 12, 2024, the merger closing date. The following unaudited proforma financial information presents the consolidated results of operations of the Company and Legacy Inpixon for the three months and nine months ended September 30, 2024, as if the XTI Merger had occurred as of the beginning of the first period presented (January 1, 2024) instead of on March 12, 2024. The proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.

The proforma financial information for the Company and Legacy Inpixon is as follows (in thousands):

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
Revenues	$918	$2,676
Net loss attributable to common stockholders	$(4,674)	$(36,571)
Net loss per basic and diluted common share	$(33.40)	$(456.99)
Weighted average common shares outstanding:
Basic and Diluted	139,944	80,026

Note 6 - Goodwill and Intangible Assets

Goodwill

In connection with the XTI Merger, the excess of the purchase price over the estimated fair value of the net assets assumed of $12.4 million was recognized as goodwill.

The following table summarizes the changes in the carrying amount of Goodwill for the nine months ended September 30, 2025 (in thousands):

Amount
Beginning balance - January 1, 2025	$12,072
Foreign currency translation adjustment	1,137
Impairment	(4,049)
Ending balance – September 30, 2025	$9,160

The Company tests goodwill for impairment at the reporting unit level annually, on October 1, or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists. In accordance with ASC 350, the Company first assessed whether there were any indicators of goodwill impairment that would require a quantitative analysis to be performed (i.e., a triggering event). The Company determined there was no triggering event during the three months ended September 30, 2025 related to the IoT reporting unit. However, a triggering event was identified by the Company during the quarter ended June 30, 2025, in the form of a current period operating and cash flow loss, a consistent history of operating losses, and the revenue results for the current period missing forecasted targets due to (i) the sales cycle to close transactions taking longer than anticipated and (ii) supply chain issues causing delays in our delivery of Nanotron product to customers.

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In accordance with ASC 350, given a triggering event was identified, the Company performed a quantitative goodwill impairment analysis related to its Industrial IoT reporting unit, which concluded the carrying amount of the reporting unit exceeded its estimated fair value, indicating that the goodwill of the reporting unit was impaired. Therefore, the Company recorded an impairment loss of $4.05 million during the quarter ended June 30, 2025, related to its Industrial IoT reporting unit.

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

Intangible Assets

Intangible assets as of September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	September 30, 2025
	Gross Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Remaining Weighted Average Useful Life
Patents	$468	$(207)	$—	$261	9.1
Trade Name/Trademarks	486	(191)	(115)	180	4.4
Proprietary Technology	1,395	(469)	(293)	633	5.2
Customer Relationships	137	(42)	—	95	3.5
In-Process R&D	243	(20)	(223)	—	—
Totals	$2,729	(929)	$(631)	$1,169	5.8

	December 31, 2024
	Gross Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Patents	$468	$(184)	$—	$284
Trade Name/Trademarks	897	(142)	(451)	304
Proprietary Technology	2,860	(326)	(1,583)	951
Customer Relationships	684	(109)	(473)	102
In-Process R&D	243	—	—	243
Totals	$5,152	$(761)	$(2,507)	$1,884

Amortization expense for the three and nine months ended September 30, 2025 was approximately $0.1 million and $0.2 million, respectively. Amortization expense for the three and nine months ended September 30, 2024 was approximately $0.2 million and $0.4 million, respectively.

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Future amortization expense on intangibles assets is anticipated to be as follows (in thousands):

Year ending December 31,	Amount
2025 (for 3 months)	$58
2026	224
2027	224
2028	224
2029	173
2030 and thereafter	266
Total	$1,169

The Company tests for impairment if a change in circumstances or the occurrence of events indicates that potential impairment exists. In accordance with ASC 360, the Company first performed a qualitative assessment to determine if there were any indicators of impairment that would require a quantitative analysis to be performed. The results of the qualitative analysis performed by the Company determined there was no triggering event during the three months ended September 30, 2025. However, a triggering event was identified by the Company during the first and second quarters of 2025, in the form of a current period operating and cash flow loss, a consistent history of operating losses, and the revenue results for the current period missing forecasted targets due to (i) the sales cycle to close transactions taking longer than anticipated and (ii) supply chain issues causing delays in our delivery of Nanotron product to customers. Based on a quantitative assessment, the Company recorded an impairment to its Trade Names & Trademarks, Proprietary Technology, and In-Process Research and Development of $0.1 million, $0.3 million, and $0.2 million, respectively, during the nine months ended September 30, 2025, which is included in ‘Impairment of intangible assets’ in the unaudited condensed consolidated statements of operations. These assets were part of the Company’s Industrial IoT segment.

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

Note 7 - Other Balance Sheet Information

Prepaid expenses and other current assets

Prepaid expenses and other current assets as of September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	As of September 30, 2025	As of December 31, 2024
AVX deposit - related party	$—	$464
Prepaid insurance	434	293
Deposits	17	88
Prepaid consulting/professional fees	192	15
Prepaid software	93	89
Other	182	69
Total prepaid expenses and other current assets	$918	$1,018

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities as of September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	As of September 30, 2025	As of December 31, 2024
Accrued transaction bonuses – Strategic Transaction Bonus Plan	$—	$4,266
Accrued transaction bonuses – related party	—	400
Accrued bonus and commissions	1,207	1,163
Accrued compensation and benefits	542	446
Accrued other	514	428
Total accrued expenses and other current liabilities	$2,263	$6,703

Note 8 - Debt

The Company’s outstanding debt consisted of the following at the periods indicated (in thousands):

Short-Term Debt	Maturity	September 30, 2025	December 31, 2024
Promissory Note - May 1, 2024[1]	5/1/2025	$—	$1,442
Promissory Note - May 24, 2024[1]	5/24/2025	—	1,426
Unamortized Discounts		—	(211)
Total Short-Term Debt		$—	$2,657

Long-Term Debt
SBA loan[2]	6/3/2050	$—	$65
Total Long-Term Debt		$—	$65

[1]	Promissory note paid in full during the first quarter of 2025.
[2]	SBA loan paid in full during the third quarter of 2025.

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

On March 31, 2025, using the net proceeds from the March Offering (see “March 2025 Public Offering” disclosure in Note 9), the Company repaid the remaining obligation of approximately $2.7 million (which included principal, accrued interest and monitoring fees, and a 15% prepayment penalty) in respect of the two secured promissory notes issued by the Company to Streeterville on May 1, 2024 and May 24, 2024. As a result of the repayments, Streeterville released its security interest in the stock the Company owns in Legacy XTI and the assets owned by Legacy XTI. Due to the repayment of the promissory notes occurring before the maturity date, the Company incurred a loss on extinguishment of debt of approximately $0.4 million, which is reported within other (expense) income on the condensed consolidated statements of operations.

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

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The June Offering closed on June 26, 2025. The net proceeds to the Company from the sale of the Shares and the Warrants, including the Common Warrants sold in connection with the partial exercise of the Over-Allotment Option on June 25, 2025, were approximately $14.7 million, after deducting the underwriting discounts and commissions and other expenses payable by the Company of approximately $1.3 million.

During July 2025, the Company closed multiple partial exercises of the Over-Allotment Option until the Over-Allotment Option was exercised in full, resulting in the issuance of 1,371,000 shares of common stock, at the public offering price of $1.75 per share, for net proceeds of approximately $2.2 million, after deducting the underwriting discounts and commissions and other expenses payable by the Company of approximately $0.2 million.

September 2025 Public Offering

On September 12, 2025, the Company entered into a placement agency agreement with ThinkEquity, pursuant to which the Company agreed to issue and sell directly to various investors, in a best efforts public offering (the “September Offering”), 10,575,000 shares of common stock (the “Shares”), pre-funded warrants (the “Pre-funded Warrants”) to purchase up to 1,925,000 shares of common stock, and common warrants (the “Common Warrants” and together with the Pre-funded Warrants, the “Warrants”) to purchase up to 12,500,000 shares of common stock. The combined public offering price for each Share, together with one Common Warrant, was $1.60. The combined public offering price for each Pre-funded Warrant, together with one Common Warrant, was $1.599. Each Share, or a Pre-funded Warrant in lieu thereof, was sold together with one Common Warrant.

The September Offering closed on September 15, 2025. The net proceeds to the Company from the sale of the Shares and the Warrants were approximately $18.5 million, after deducting the placement agent fees and other expenses payable by the Company of approximately $1.5 million.

Allocation of Net Proceeds

The aggregate net proceeds from the January Offering, March Offering, June Offering (including exercises of the Over-Allotment Option during July 2025) and September Offering were approximately $57.1 million. Based on their relative fair value as of the date of issuance, the Company allocated approximately $20.6 million of net proceeds to the sales of common stock and approximately $36.5 million of net proceeds to the issuance of warrants.

Other Share Issuances

On May 13, 2025, the Company entered into an advisory agreement with a third-party advisor, pursuant to which the Company issued 125,000 shares of restricted common stock, subject to certain registration rights, to the advisor in consideration for financial advisory services agreed to be rendered to the Company pursuant to the advisory agreement. As a result of the share issuance, the Company recognized approximately $0.2 million in share-based compensation expense, which is included in general and administrative expenses on the condensed consolidated statements of operations, for the nine months ended September 30, 2025.

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

As of September 30, 2025, there are no shares of Series 9 Preferred Stock issued and outstanding.

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Stock Award Plans and Stock-Based Compensation

In 2011, Legacy Inpixon adopted the 2011 Employee Stock Incentive Plan (the “2011 Plan”). The 2011 Plan terminated by its terms on August 31, 2021 and remains in effect as to outstanding equity awards granted prior to the date of expiration. No new awards will be issued under the 2011 Plan.

During 2017, Legacy XTI adopted the 2017 Employee and Consultant Stock Ownership Plan (the “2017 Plan”), which was amended in 2021 to increase the maximum shares eligible to be granted under the 2017 Plan. The Company assumed the 2017 Plan in connection with the XTI Merger. The Company may issue awards in the form of restricted stock units and stock options to employees, directors, and consultants. Under the 2017 Plan, stock options are generally granted with an exercise price equal to the estimated fair value of the Company’s common stock, as determined by the Company’s Board of Directors (the “Board”) on the date of grant. Options generally have contractual terms of ten years. Incentive stock options (ISO) may only be granted to employees, whereas all other stock awards may be granted to employees, directors, consultants and other key stakeholders. As of September 30, 2025, there are no shares available for future grants under the 2017 Plan.

In February 2018, Legacy Inpixon adopted the 2018 Plan, which is utilized for employees, corporate officers, directors, consultants and other key persons employed. The 2018 Plan provides for the granting of incentive stock options, NQSOs, stock grants and other stock-based awards, including Restricted Stock and Restricted Stock Units (as defined in the 2018 Plan). In August 2025, the Board approved the amendment and restatement of the 2018 Plan which, among other things, provides that the Board may authorize one or more of the Company’s officers to grant awards pursuant to the 2018 Plan, provided that the Board must specify the total number of shares of common stock that may be subject to the awards granted by such officer.

As of September 30, 2025, there are no unvested Restricted Stock or Restricted Stock Units outstanding under the 2018 Plan.

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

The aggregate number of shares that may be awarded under the 2018 Plan as of September 30, 2025 was 77,105,687. As of September 30, 2025, 10,714,289 stock options were granted to employees, directors and consultants of the Company and 62,240,174 options were available for future grant under the 2018 Plan.

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

See below for a summary of the stock options granted under the 2011, 2017 and 2018 plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Beginning balance as of January 1, 2025	51,185	$455.00	9.3	$—
Granted	10,668,256	1.95
Exercised	—
Expired	—
Forfeited	(2,485)	2,476.56
Ending balance as of September 30, 2025	10,716,956	$3.54	9.9	$—

Options vested and exercisable as of September 30, 2025	3,654,641	$4.63	9.9	$—

The compensation committee of the Board approved awards of options to certain Company executives under the 2018 Plan. Each option has an exercise price of $2.00 per share. The options vested 1/3rd on the grant date with the remaining 2/3rd vesting in equal quarterly installments over two years starting from the grant date. The options expire ten years from the grant date. Options were granted as follows:

Grantee	Grant Date	Vesting Start Date	Options Granted
Chief Executive Officer of XTI Aerospace, Inc.	9/4/2025	9/4/2025	2,621,100
Chief Financial Officer of XTI Aerospace, Inc.	9/4/2025	9/4/2025	1,512,200
Chief Executive Officer of the XTI Aerospace, Inc. Real-Time Location System Division	9/4/2025	9/4/2025	78,000
Chief Operating Officer of XTI Aerospace, Inc.	9/4/2025	9/4/2025	1,613,000
Chief Strategy Officer of XTI Aerospace, Inc.	9/4/2025	9/4/2025	1,512,200
Total Granted			7,336,500

The measurement of fair value of options is determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance. The following assumptions were used in estimating the fair values of options awarded during the nine months ended September 30, 2025:

Fair value of common stock	$1.50 - $2.00
Exercise price	$1.50 - $2.00
Expected term	5.47 years
Volatility	98.91% - 99.42%
Risk-free interest rate	3.62% - 3.71%
Dividend yield	— %

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

The Company measures compensation expense for its non-employee stock-based compensation under ASC 718, “Stock-Based Compensation”. The fair value of the option issued or committed to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock or stock award on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to stock-based compensation expense and credited to additional paid-in capital.

The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different for future awards.

The Company incurred the following stock-based compensation charges for the periods indicated below (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Employee and consultant stock options[1]	$6,301	$(2,159)	$7,234	$(2,075)
Vesting of previously unvested warrants[2]	—	—	—	270
Professional fees[2]	49	270	293	496
Merger-related professional fees	—	—	—	5,153
Total	$6,350	$(1,889)	$7,527	$3,844

[1]	Amount included in general and administrative expenses on the condensed consolidated statements of operations.

[2]	Amount included in merger-related transaction costs on the condensed consolidated statements of operations for the three and nine months ended September 30, 2024. Amount included in general and administrative expenses on the condensed consolidated statements of operations for the three and nine months ended September 30, 2025.

As of September 30, 2025, the total unrecognized compensation expense related to unvested awards was approximately $14.0 million, which the Company expects to recognize over an estimated weighted average period of 1.71 years.

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Warrants

The following table summarizes the activity of warrants outstanding:

Number of Warrants
Beginning balance as of January 1, 2025	1,128
Granted	34,338,488
Exercised	(8,039,000)
Expired	—
Exchanged	—
Ending balance as of September 30, 2025	26,300,616

Exercisable as of September 30, 2025	26,299,859

The weighted average exercise price of warrants outstanding as of September 30, 2025 was $2.77. The weighted average exercise price of exercisable warrants outstanding as of September 30, 2025 was $2.77.

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

The Placement Agent Warrants are classified as a contingently redeemable warrant in accordance with ASC 718, since these warrants did qualify for equity classification, but could be settled in cash or other assets in the event that another person or entity becomes the beneficial owner of 50% of the outstanding shares of the Company’s common stock. Because this contingently redeemable feature could result in the warrant holders receiving additional compensation not on par with the holders of common stock, the Placement Agent Warrants were classified as temporary equity and therefore reported in “Mezzanine Equity” on the Company’s condensed consolidated balance sheets as of September 30, 2025.

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

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The grant date fair value of the warrants and shares of common stock on January 10, 2025 is summarized below and is reflected as temporary equity for the warrants and within additional paid-in capital for the common stock as of September 30, 2025.

Instrument	Grant Date Fair Value
Common stock	$19,663,008
Placement Agent Warrants	$337,000

March 2025, June 2025 and September 2025 Public Offerings

As part of the March Offering, June Offering and September Offering (refer to Note 9), the Company issued pre-funded warrants (the “Pre-funded Warrants”) to purchase up to an aggregate of 7,012,800 shares of common stock, and common warrants (the “Common Warrants”) to purchase up to an aggregate of 25,955,200 shares of common stock.

Each Pre-funded Warrant was immediately exercisable upon issuance, has an exercise price of $0.001 per share and may be exercised at any time until all of the Pre-funded Warrants are exercised in full. Each Common Warrant was immediately exercisable upon issuance and expires on the fifth anniversary of the date of issuance. The Common Warrants issued in connection with the March Offering have an exercise price of $1.36. The Common Warrants issued in connection with the June Offering and the September Offering have an exercise price of $2.00.

Upon closing of the March Offering and June Offering, the Company issued ThinkEquity, as partial compensation, warrants (the “Representative’s Warrants”) to purchase up to 147,060 and 457,150 shares of common stock, respectively. The Representative’s Warrants issued in connection with the March Offering and June Offering have an exercise price of $1.70 and $2.1875 per share, respectively. Upon closing of the September Offering, the Company issued ThinkEquity, as partial compensation, warrants (the “Placement Agent Warrants”) to purchase up to 625,000 shares of common stock at an exercise price of $2.00 per share. The Representative’s Warrants and the Placement Agent Warrants are exercisable, in whole or in part, immediately upon issuance until the five-year anniversary of the commencement of sales of securities in the March Offering, June Offering and September Offering, respectively.

In connection with closing multiple exercises of the Over-Allotment Option during July 2025 (refer to Note 9), the Company issued ThinkEquity additional Representative’s Warrants to purchase an aggregate of 68,551 shares of common stock at an exercise price of $2.1875 per share with the same terms as the Representative’s Warrants issued in connection with the initial closing of the June Offering. The grant date fair value of the additional Representative’s Warrants was determined to be approximately $94,000.

Similar to the Placement Agent Warrants issued to ThinkEquity in connection with January Offering, as described above in this note section, the Representative’s Warrants and the Placement Agent Warrants issued in connection with the March Offering, June Offering and September Offering were determined to be temporary equity under ASC 718 and therefore reported in “Mezzanine Equity” on the Company’s condensed consolidated balance sheets. The Common Warrants and Pre-funded Warrants issued in connection with the March Offering, June Offering and September Offering were determined to be liability classified. The Common Warrants and Pre-funded Warrants were recognized at fair value at issuance, with a gain in change in fair value of approximately $2.2 million in the three months ended September 30, 2025 and a loss of $3.3 million for the nine months ended September 30, 2025 reported in “change in fair value of warrant liability” on the Company’s condensed consolidated statements of operations.

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

The measurement of fair value of the Placement Agent Warrants and Common Warrants issued in connection with the September Offering was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $1.51, exercise price of $2.00, term of five years, volatility of 109%, risk-free rate of 3.6%, and expected dividend rate of 0%).

The March Offering, June Offering and September Offering proceeds were allocated to each of the warrants and the common stock based on their relative fair value. The grant date fair value of the warrants and shares of common stock on March 31, 2025 (March Offering), June 26, 2025 (June Offering) and September 15, 2025 (September Offering) is summarized below in the aggregate and is reflected as temporary equity (“Mezzanine Equity”) for the Representative’s Warrants and Placement Agent Warrants, a warrant liability for the Common Warrants and Pre-funded Warrants, and within additional paid-in capital for the common stock as of September 30, 2025.

Instrument	Grant Date Fair Value March Offering	Grant Date Fair Value June Offering	Grant Date Fair Value September Offering	Total
Common stock	$765	$6,231	10,575	$17,571

Warrants:
Pre-funded Warrants	$2,957,949	$5,092,738	$3,078,075	$11,128,762
Representative’s Warrants and Placement Agent Warrants	$115,000	$572,000	$722,000	$1,409,000
Common Warrants	$2,395,000	$13,334,000	$14,445,000	$30,174,000
Total Fair Value of Warrants Issued	$5,467,949	$18,998,738	$18,245,075	$42,711,762

Given that the aggregate gross proceeds of approximately $20.0 million from the March Offering (approximately $4.0 million) and June Offering (approximately $16.0 million) was less than the total fair value of the warrants issued, the Company recorded a loss on excess fair value at issuance of approximately $4.5 million for the nine months ended September 30, 2025, which is reported in “warrant issuance expense” on the Company’s condensed consolidated statements of operations. Given that the gross proceeds of $20.0 million from the September Offering exceeded the total fair value of the warrants issued, the Company did not record a loss during the three months ended September 30, 2025.

In addition, an aggregate of $0.8 million and $2.1 million of underwriting discounts and commissions and other expenses relating to the March Offering, June Offering and September Offering were allocated, based on the fair value at the time of issuance, to the warrant instruments for the three and nine months ended September 30, 2025, respectively, which is reported in “warrant issuance expense” on the Company’s condensed consolidated statements of operations.

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrants Exercised

During the nine months ended September 30, 2025, 2,176,000 Pre-funded Warrants from the March Offering were exercised at an exercise price per share of $0.001, resulting in the issuance of 2,176,000 shares of common stock and cash proceeds to the Company of $2,176. During the nine months ended September 30, 2025, 2,884,500 Common Warrants from the March Offering were exercised at an exercise price per share of $1.36, resulting in the issuance of 2,884,500 shares of common stock and cash proceeds to the Company of approximately $3.9 million. As of September 30, 2025, there were no Pre-funded Warrants and 56,700 Common Warrants outstanding from the March Offering.

During the nine months ended September 30, 2025, 2,911,800 Pre-funded Warrants from the June Offering were exercised at an exercise price per share of $0.001, resulting in the issuance of 2,911,800 shares of common stock and cash proceeds to the Company of $2,912. During the nine months ended September 30, 2025, 66,700 Common Warrants from the June Offering were exercised at an exercise price per share of $2.00, resulting in the issuance of 66,700 shares of common stock and cash proceeds to the Company of approximately $0.1 million. As of September 30, 2025, there were no Pre-funded Warrants and 10,447,330 Common Warrants outstanding from the June Offering.

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

The Commercial Aviation segment is currently in the pre-revenue development stage and its primary activity is the development of the TriFan 600 airplane. The Industrial IoT segment generates revenue primarily from the sale of real-time location system solutions for the industrial sector and its customers are primarily located in Germany and the U.S. As it relates to the Industrial IoT segment, the results disclosed in the table below only reflect activity following the XTI Merger closing through the September 30, 2025 reporting date.

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

The following tables reflect the results of operations from our business segments for the periods indicated below (in thousands):

	Three Months Ended September 30, 2025
	Industrial	Commercial	Unallocated
	IoT	Aviation	Costs	Total
Revenue	$2,484	$—	$—	$2,484
Cost of revenues	1,407	—	—	1,407
Gross Profit	1,077	—	—	1,077
Operating expenses
Research and development	536	1,449	—	1,985
Sales and marketing	669	847	1,225	2,741
General and administrative	792	283	10,031	11,106
Impairment of goodwill	—	—	—	—
Impairment of intangible assets	—	—	—	—
Other expenses(1)	43	8	3	54
Total operating expenses	2,040	2,587	11,259	15,886
Loss from operations	$(963)	$(2,587)	$(11,259)	$(14,809)

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2025
	Industrial	Commercial	Unallocated
	IoT	Aviation	Costs	Total
Revenue	$3,568	$—	$—	$3,568
Cost of revenues	1,673	—	—	1,673
Gross Profit	1,895	—	—	1,895
Operating expenses
Research and development	1,696	3,953	—	5,649
Sales and marketing	1,986	1,180	2,101	5,267
General and administrative	1,849	970	19,615	22,434
Impairment of goodwill	4,049	—	—	4,049
Impairment of intangible assets	631	—	—	631
Other expenses(1)	148	24	34	206
Total operating expenses	10,359	6,127	21,750	38,236
Loss from operations	$(8,464)	$(6,127)	$(21,750)	$(36,341)

(1)	Other expenses include amortization of intangibles.

	Three Months Ended September 30, 2024
	Industrial	Commercial	Unallocated
	IoT	Aviation	Costs	Total
Revenue	$918	$—	$—	$918
Cost of revenues	398	—	—	398
Gross Profit	520	—	—	520
Operating expenses
Research and development	609	619	—	1,228
Sales and marketing	472	29	518	1,019
General and administrative	615	(2,444)	4,122	2,293
Other expenses(2)	136	8	52	196
Total operating expenses	1,832	(1,788)	4,692	4,736
Income (loss) from operations	$(1,312)	$1,788	$(4,692)	$(4,216)

	Nine Months Ended September 30, 2024
	Industrial	Commercial	Unallocated
	IoT	Aviation	Costs	Total
Revenue	$2,169	$—	$—	$2,169
Cost of revenues	846	—	—	846
Gross Profit	1,323	—	—	1,323
Operating expenses
Research and development	1,361	1,479	—	2,840
Sales and marketing	1,187	295	678	2,160
General and administrative	1,268	(1,125)	16,279	16,422
Other expenses(2)	295	6,512	114	6,921
Total operating expenses	4,111	7,161	17,071	28,343
Loss from operations	$(2,788)	$(7,161)	$(17,071)	$(27,020)

(2)	Other expenses include merger-related transaction costs and amortization of intangibles.

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

The Company’s assets and liabilities measured at fair value consisted of the following at the periods indicated:

	Fair Value at September 30, 2025
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$28,228	$—	$—	$28,228
Total liabilities	$28,228	$—	$—	$28,228

The fair value of the Level 3 warrant liability was determined by using a pricing model with certain significant unobservable market data inputs (refer to Note 12).

The table below provides a summary of changes in the estimated fair value of the Company’s Level 3 warrant liability:

Warrant Liability
Balance as of January 1, 2025	$—
Pre-funded and Common Warrants issued in connection with the March Offering (Note 12)	5,353
Pre-funded and Common Warrants issued in connection with the June Offering (Note 12)	18,427
Pre-funded and Common Warrants issued in connection with the September Offering (Note 12)	17,523
Exercise of warrants	(16,355)
Change in fair value	3,280
Balance as of September 30, 2025	$28,228

The change in fair value of the warrant liability is presented within “Change in fair value of warrant liability” on the condensed consolidated statements of operations.

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Foreign Operations

Prior to the XTI Merger, the Company’s operations were located primarily in the United States. After the XTI Merger, the Company’s operations are located primarily in the United States, Germany, and the United Kingdom. Revenues by geographic area are attributed by the country of domicile of our subsidiaries. The financial data by geographic area are as follows (in thousands):

	United States	Germany	United Kingdom	Eliminations	Total
For the Three Months Ended September 30, 2025:
Revenues by geographic area	$750	$1,873	$—	$(139)	$2,484
Operating loss by geographic area	$(14,125)	$(684)	$—	$—	$(14,809)
Net loss by geographic area	$(12,761)	$(685)	$—	$—	$(13,446)
For the Three Months Ended September 30, 2024:
Revenues by geographic area	$435	$622	$—	$(139)	$918
Operating loss by geographic area	$(3,167)	$(1,049)	$—	$—	$(4,216)
Net loss by geographic area	$(3,389)	$(1,046)	$—	$—	$(4,435)
For the Nine Months Ended September 30, 2025:
Revenues by geographic area	$1,348	$2,637	$—	$(417)	$3,568
Operating loss by geographic area	$(29,929)	$(6,410)	$(2)	$—	$(36,341)
Net loss by geographic area	$(40,774)	$(6,400)	$(2)	$—	$(47,176)
For the Nine Months Ended September 30, 2024:
Revenues by geographic area	$758	$1,689	$—	$(278)	$2,169
Operating loss by geographic area	$(25,146)	$(1,874)	$—	$—	$(27,020)
Net loss by geographic area	$(19,886)	$(1,861)	$—	$—	$(21,747)
As of September 30, 2025:
Identifiable assets by geographic area	$79,565	$19,451	$—	$(51,085)	$47,931
Long lived assets by geographic area	$754	$900	$—	$—	$1,654
Goodwill by geographic area	$2,227	$6,933	$—	$—	$9,160
As of December 31, 2024:
Identifiable assets by geographic area	$44,198	$19,763	$11	$(39,681)	$24,291
Long lived assets by geographic area	$1,053	$1,377	$—	$—	$2,430
Goodwill by geographic area	$3,142	$8,930	$—	$—	$12,072

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Related Party Transactions

Consulting Agreement with David Brody

David Brody, board member and founder of Legacy XTI, provided legal and strategic consulting services to Legacy XTI under a consulting agreement between Legacy XTI and Mr. Brody. Pursuant to an amendment to the consulting agreement entered into in January 2024, an outstanding payable amount of $320,000 was waived by Mr. Brody, and the consulting agreement terminated in connection with the closing of the XTI Merger. This forgiveness of a related party payable was accounted for as a capital contribution on the condensed consolidated statement of changes in stockholders’ equity. During the nine months ended September 30, 2024, Legacy XTI paid Mr. Brody consulting compensation of $20,000.

Consulting Agreement with Scott Pomeroy

Scott Pomeroy and Legacy XTI entered into a consulting agreement dated July 1, 2022, as amended effective January 1, 2023, that provided for his engagement as Legacy XTI’s Chief Financial Officer. The agreement provided that Mr. Pomeroy receive a monthly compensation of $17,500. Pursuant to the consulting agreement and in connection with the closing of the XTI Merger in March 2024, Mr. Pomeroy (i) received 4,000,000 shares (pre-merger, pre-reverse stock splits) of Legacy XTI common stock valued at $1.9 million as transaction-related compensation and (ii) was entitled to receive a transaction cash bonus of $400,000. The transaction cash bonus obligation remained outstanding as of December 31, 2024 and was included in accrued expenses and other current liabilities on the accompanying consolidated balance sheets. This cash bonus obligation was subsequently paid in full during January 2025. Effective upon closing time of the XTI Merger, Mr. Pomeroy was appointed as XTI Aerospace’s Chief Executive Officer (“CEO”). As the consulting agreement was terminated upon Mr. Pomeroy’s appointment as the Company’s CEO on March 12, 2024, no consulting compensation was accrued or paid to Mr. Pomeroy during the three months ended September 30, 2025 and 2024. During the nine months ended September 30, 2025 and 2024, the Company paid Mr. Pomeroy consulting compensation of $0 and $43,750, respectively.

Transactions with AVX Aircraft Company

On August 27, 2024, the Company entered into an amended and restated letter agreement with AVX Aircraft Company (“AVX”), which amends and restates the original letter agreement, dated as of March 25, 2024, by and between the Company and AVX, as subsequently amended, pursuant to which AVX provides consulting and advisory services to the Company relating to the development and design of the TriFan 600 airplane in exchange for the payment of costs incurred by AVX (with a target cost of approximately $960,000) plus a fixed fee of 12% of such costs (approximately $115,000) for a total payment of up to approximately $1.1 million. The Company pays AVX for its actual costs plus the 12% fixed fee on a monthly basis. The Company’s Chairman and Chief Executive Officer, Scott Pomeroy, and board member, David Brody, also sit on the five-member board of AVX. Additionally, as of the date of this report, Mr. Brody and his spouse together own approximately 26% of the issued and outstanding shares of AVX. As a result of a legal financial separation between Mr. Brody and his spouse, Mr. Brody holds approximately 7% of the voting power of the outstanding securities of AVX and Mr. Brody’s spouse holds approximately 19% of the voting power of the outstanding securities of AVX. As of the date of this report, Mr. Pomeroy owns restricted stock units of AVX which amount to less than 5% of the outstanding shares of AVX on a fully diluted basis. During the nine months ended September 30, 2025, the Company did not accrue or pay AVX any consulting fees. During the year ended December 31, 2024, the Company paid AVX approximately $0.9 million in consulting fees, which included advance deposits for future services. As of December 31, 2024, the deposit balance for future services was approximately $0.5 million and is included in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets. In April 2025, the deposit balance of approximately $0.5 million was returned to the Company. As of the date of this report, neither Mr. Brody nor Mr. Pomeroy has received, and neither is entitled to receive, any compensation or other consideration from AVX, in connection with services provided by AVX to the Company or otherwise.

On April 18, 2025, XTI Aircraft Company entered into a novation agreement with AVX and a recruiting firm, pursuant to which AVX assigned to XTI Aircraft Company all of AVX’s rights and obligations under a talent acquisition engagement agreement with the recruiting firm and, as a result, the recruiting firm assisted XTI Aircraft Company in hiring an executive for fees of approximately $0.1 million, which were incurred subsequent to September 30, 2025.

Agreements with Nadir Ali

On March 12, 2024, the Company entered into a consulting agreement with Nadir Ali (the “Ali Consulting Agreement”), the Company’s former Chief Executive Officer. Mr. Ali, through 3AM, held shares of the Company’s Series 9 Preferred Stock as disclosed in Note 10.

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended September 30, 2025 and 2024, the Company recognized compensation expense of $0 and approximately $1.0 million, respectively, which is included in general and administrative expenses on the condensed consolidated statements of operations, relating to the Ali Consulting Agreement. During the nine months ended September 30, 2025 and 2024, the Company recognized compensation expense of approximately $2.3 million and $2.6 million, respectively, which is included in general and administrative expenses on the condensed consolidated statements of operations, relating to the Ali Consulting Agreement. As of December 31, 2024, the Company owed Mr. Ali accrued consulting fees of approximately $0.2 million, which is included in accounts payable on the accompanying consolidated balance sheets.

Pursuant to the Settlement Agreement (see “Settlement Agreement” below in this note), as of September 30, 2025, the Company owed Mr. Ali accrued consulting fees of $0.5 million, which is included in accounts payable on the accompanying condensed consolidated balance sheets.

On July 24, 2023, the compensation committee of the Board of Legacy Inpixon adopted a Strategic Transaction Bonus Plan, which was amended on March 11, 2024 (the “Strategic Transaction Bonus Plan”), and was intended to provide incentives to certain employees, including Mr. Ali, and other service providers to remain with the Company through the consummation of a qualifying transaction. As of December 31, 2024, the Company had a transaction bonus obligation of approximately $2.1 million payable to Mr. Ali, which is included in accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheets. On March 31, 2025, the Company repaid the remaining transaction bonus obligation to Mr. Ali pursuant to the Settlement Agreement (see “Settlement Agreement” below in this note).

Settlement Agreement

On March 27, 2025 (the “Effective Date”), the “Company entered into a settlement agreement (the “Settlement Agreement”) with 3AM, Grafiti Group LLC (“Grafiti Group”) and Nadir Ali. The terms of the Settlement Agreement include:

●	Termination of Ali Consulting Agreement. The Settlement Agreement provides that effective as of the Effective Date, the Ali Consulting Agreement was terminated, and in lieu of the $2,775,000 (the “Ali Advisory Fees”) that would be owed to Mr. Ali pursuant to the terms of the Ali Consulting Agreement as a result of the termination of such Ali Consulting Agreement prior to the 15 month anniversary of the effective date thereof, the Company agreed (i) that the aggregate amount of $1,000,000 (the “Grafiti Purchase Amount”) required to be delivered by Grafiti Group pursuant to that certain Equity Purchase Agreement, dated February 16, 2024, by and among the Company, Grafiti LLC, and Grafiti Group, as amended (the “Equity Purchase Agreement”), shall be deemed to be satisfied in full and no further amounts shall be payable to the Company by Grafiti Group or any of its affiliated parties pursuant to the Equity Purchase Agreement; (ii) to deliver a cash amount of $60,000 (the “Outstanding Amount”) to Mr. Ali by wire transfer of immediately available funds; and (iii) to deliver $1,500,000 (the “Deferred Amount”) by wire transfer of immediately available funds in three equal installments of $500,000 each on June 30, 2025, September 30, 2025 and December 30, 2025. Any installment amount that is not paid by the applicable due dates will be subject to interest at a rate of 18% per annum. Upon payment of the Outstanding Amount and the Deferred Amount in accordance with the terms of the Settlement Agreement, the Ali Advisory Fees shall be deemed to be satisfied in full and no further amounts shall be payable by the Company to Mr. Ali or his affiliated parties pursuant to the Ali Consulting Agreement.

On March 31, 2025, the Company paid the Outstanding Amount of $60,000 in full. On June 30, 2025, the Company paid the first $500,000 installment of the Deferred Amount. On September 30, 2025, the Company paid the second $500,000 installment of the Deferred Amount. As of September 30, 2025, a Deferred Amount of $500,000 remained outstanding.

●	Former Management Payments. Pursuant to the Settlement Agreement, the Company agreed to pay the Former Management Payments (as defined below) on the earlier of (a) the closing date of the Company’s next financing transaction and (b) 30 days following the Effective Date of the Settlement Agreement, subject to certain penalties for late payment. The “Former Management Payments” comprise (i) an aggregate amount of $803,260.65 that, as of the Effective Date, remained payable to the recipients of bonuses payable pursuant to the Strategic Transaction Bonus Plan together with (ii) an aggregate amount of $303,372.87 that, as of the Effective Date, was payable to Wendy Loundermon, the Company’s former Chief Financial Officer and a former director of the Company, pursuant to that certain Consulting Agreement, dated March 12, 2024, by and between the Company and Ms. Loundermon.

On March 31, 2025, the Company paid the Former Management Payments in full.

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

●	Preferred Stock Redemption. Pursuant to the Settlement Agreement, on the Effective Date, the Company delivered the aggregate amount of approximately $1.3 million (the “Series 9 Redemption Amount”) to Mr. Ali for the redemption of 1,164.12 shares of Series 9 Preferred Stock outstanding as of such date. Following Mr. Ali’s receipt of the Series 9 Redemption Amount, Mr. Ali no longer held any shares of Series 9 Preferred Stock.

●	Mutual Release. As of the Effective Date, Mr. Ali, on behalf of himself and his former and current affiliated entities, including 3AM, Grafiti LLC and Grafiti Group (collectively, the “Ali Parties”) agreed to release the Company from all claims arising out of any obligations of the Company with respect to the Ali Consulting Agreement, that certain securities purchase agreement, dated as of March 12, 2024 (the “Series 9 Purchase Agreement”), by and between the Company and 3AM, and the portion of the Strategic Transaction Bonus Plan relating to Mr. Ali, from the beginning of time through and including the date on which the Company has delivered all payments due under the Settlement Agreement (the “Completion Date”). As of the Effective Date, the Company agreed to release the Ali Parties from all claims arising out of any obligations of the Ali Parties with respect to the payment of the purchase price as set forth in the Equity Purchase Agreement, the Ali Consulting Agreement, the Series 9 Purchase Agreement and the portion of the Strategic Transaction Bonus Plan relating to Mr. Ali, from the beginning of time through and including the Completion Date.

●	Entire Agreement. The Settlement Agreement provides that it supersedes any prior consents or agreements regarding the allocation of financing proceeds for the payment of any obligations of the Company described in the Settlement Agreement.

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

Pursuant to the Settlement Agreement dated March 27, 2025 (see “Settlement Agreement” above in this note), the Company agreed that, effective as of the Effective Date of the Settlement Agreement, the Grafiti Purchase Amount shall be deemed to be satisfied in full and no further amounts shall be payable to the Company by Grafiti Group or any of its affiliated parties pursuant to the Equity Purchase Agreement. As such, there are no receivables due from Grafiti Group or any of its affiliates reported in the Company’s condensed consolidated balance sheets as of September 30, 2025.

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

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Xeriant Matter

On December 6, 2023, Xeriant, Inc. (“Xeriant”) filed a complaint in the United States District Court for the Southern District of New York against Legacy XTI, two unnamed entities, and five unnamed individuals. On January 31, 2024, Xeriant filed an amended complaint adding the Company as a defendant. On February 29, 2024, Xeriant filed a second amended complaint, removing the Company and one of the unnamed entities as defendants. The second amended complaint alleges that Legacy XTI breached several agreements with Xeriant, including a Joint Venture Agreement dated May 31, 2021, a cross-patent license agreement, an operating agreement, and a letter dated May 17, 2022, which Xeriant claims arose from its introduction of Legacy XTI to a Nasdaq-listed company as a potential acquirer. Xeriant further alleges that it provided intellectual property, expertise, and capital in connection with Legacy XTI’s TriFan 600 aircraft and was improperly excluded from a subsequent transaction involving the TriFan 600 technology as part of Legacy XTI’s merger with the Company. Xeriant asserts causes of action for breach of contract, fraud, unjust enrichment, and misappropriation of confidential information, and seeks damages in excess of $500 million, along with injunctive and other equitable relief.

On March 13, 2024, Legacy XTI moved to dismiss portions of the second amended complaint. The Court denied that motion on January 14, 2025. Legacy XTI filed its answer on January 28, 2025, and subsequently filed an amended answer and counterclaims on February 18, 2025. The amended counterclaims, further amended on April 14, 2025, allege that Xeriant breached the Joint Venture Agreement by failing to make required capital contributions of approximately $4.6 million and by failing to deliver promised intellectual property and strategic support. Legacy XTI further alleges that Xeriant breached its fiduciary duty by engaging in coercive and self-dealing conduct, including conditioning a strategic introduction on the issuance of equity and the assumption of debt. Legacy XTI seeks declaratory relief confirming that the joint venture has been terminated, that all intellectual property related to the TriFan 600 belongs solely to Legacy XTI, and that Xeriant has no rights in the TriFan 600 technology.

On April 28, 2025, Xeriant moved to dismiss XTI’s second amended counterclaims. On September 23, 2025, the Court denied Xeriant’s motion, concluding that XTI plausibly alleged claims against Xeriant for breach of contract, breach of fiduciary duty, and declaratory judgment. The Court found that XTI had adequately pleaded that Xeriant was obligated to contribute $10 million in funding to the joint venture and that it acted disloyally by leveraging a potential merger opportunity for its own benefit.

On July 10, 2025, XTI filed a letter motion requesting a conference to address: (i) ongoing deficiencies in Xeriant’s discovery responses; and (ii) Xeriant’s untimely service of discovery requests on XTI, which were served more than three months after the applicable deadline. The Court granted XTI’s letter motion the same day, and held a conference on July 18, 2025. During the conference, the Court ordered: (i) an extension of all discovery deadlines by three months, through November 24, 2025; (ii) an extension of expert discovery through February 16, 2026; and (iii) that the parties finalize a protective order and Electronically Stored Information (“ESI”) protocol by July 25, 2025. The parties subsequently submitted a stipulated protective order and ESI protocol, which the Court entered on July 28, 2025.

On September 10, 2025, XTI filed a second letter motion to compel discovery based on Xeriant’s ongoing failure to comply with its discovery obligations, including its refusal to engage a qualified e-discovery vendor and produce electronically stored information in accordance with the Court-ordered ESI Protocol. By order dated October 23, 2025, the Court granted XTI’s motion and compelled Xeriant to conduct ESI discovery in compliance with the ESI Protocol, warning that continued noncompliance could result in dismissal of Xeriant’s case.

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On September 12, 2025, Legacy XTI filed a Reply Brief reinforcing that Auctus lacks standing, that no obligation ever arose under the May 17 Letter because no qualifying transaction occurred within its one-year term, and that any purported transfer of debt is void under the Note’s anti-assignment clause. The Reply also emphasized that the enforceability of the May 17 Letter is already before the Southern District of New York and urged dismissal or a stay to avoid inconsistent rulings.

On October 2, 2025, Legacy XTI filed a Notice of Supplemental Authority submitting the September 23, 2025 Order of the U.S. District Court for the Southern District of New York, which denied Xeriant’s motion to dismiss Legacy XTI’s counterclaims and held that XTI had plausibly alleged that the May 17 Letter expired by its terms and is unenforceable. Legacy XTI asserted that the SDNY ruling directly supports dismissal or a stay because it confirms that the same alleged contract and issues raised by Auctus are already being adjudicated in the federal case.

On November 7, 2025, the court denied Legacy XTI’s motion to dismiss or, in the alternative, stay the proceedings. The court held that, when viewing the allegations in the light most favorable to Auctus, the complaint plausibly stated claims for relief under Colorado’s notice-pleading standard. The court further denied XTI’s alternative request for a stay, reasoning that the parties were not identical to those in the federal action and therefore comity and judicial economy did not warrant a stay. The court nonetheless directed the parties to update it regarding the outcome of the federal case to the extent it may be dispositive of overlapping issues. Legacy XTI’s answer to the complaint is due November 21, 2025.

The Company will continue to vigorously defend against the claims but cannot predict the timing or outcome of the proceedings or estimate any potential exposure.

No accrual has been recorded for the Xeriant and Auctus matters as at this time, management cannot reasonably estimate the possible loss or range of loss. Should circumstances change, the Company will record an accrual in the period such determination is made.

Settlement Agreement with Chardan

On or about August 1, 2024, Chardan Capital Markets LLC (“Chardan”) commenced an arbitration (the “Arbitration”) before the Financial Industry Regulatory Authority against the Company and Legacy XTI, related to an engagement letter, dated as of June 7, 2022, by and between Chardan and Legacy XTI, as amended (the “Engagement Letter”). On or about June 13, 2025, Legacy XTI filed a counterclaim against Chardan for breach of contract.

On July 8, 2025, Chardan, on the one hand, and the Company and Legacy XTI, on the other hand, entered into a settlement agreement (the “Chardan Settlement Agreement”), pursuant to which the parties agreed to resolve and settle all claims and matters between them. Pursuant to the Chardan Settlement Agreement, simultaneous with the execution thereof, (i) Chardan, the Company and Legacy XTI entered into a mutual release, pursuant to which, Chardan, on the one hand, and the Company and Legacy XTI, on the other hand, released each other from all claims against each other, including all claims related to the Arbitration, and (ii) counsel for the parties executed a joint stipulation whereby Chardan and Legacy XTI agreed to dismiss with prejudice all claims asserted against each other with respect to the Arbitration, which was filed in the Arbitration. None of the parties made any payments in connection with the Chardan Settlement Agreement and, pursuant to the Chardan Settlement Agreement, the parties agreed that none of the parties owes each other any amount or debt. Pursuant to the Chardan Settlement Agreement, the parties also agreed that the Engagement Letter is terminated and is of no further force or effect.

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Net Loss Per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted loss per share attributable to common stockholders (in thousands, except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net Loss	$(13,446)	$(4,435)	$(47,176)	$(21,747)

Less: Preferred stock return	—	(185)	(29)	(496)
Less: Deemed dividend	—	(54)	—	(514)
Net Loss Attributable to Common Stockholders, Basic and Diluted	$(13,446)	$(4,674)	$(47,205)	$(22,757)

Net Loss Per Share, Basic and Diluted	$(0.61)	$(33.40)	$(4.33)	$(308.53)

Weighted Average Shares Outstanding, Basic and Diluted	22,065,141	139,944	10,914,152	73,759

The basic earnings per share calculation for the three months ended September 30, 2025 included 1,925,000 shares of common stock issuable upon exercise of Pre-funded Warrants that were issued in connection with the September Offering. The basic earnings per share calculation for the nine months ended September 30, 2025 included 2,176,000, 2,911,800, and 1,925,000 shares of common stock, respectively, issuable upon exercise of Pre-funded Warrants that were issued in connection with the March Offering, June Offering, and September Offering. These Pre-funded Warrants are considered penny warrants as the exercise price is $0.001; therefore, they are included in the basic earnings per share calculation.

The basic earnings per share calculation for the three months ended September 30, 2024 included 839 penny warrant shares, since the exercise price was $0.01 per share. The basic earnings per share calculation for the nine months ended September 30, 2024 included 2,434 penny warrants shares. Additionally, the basic earnings per share calculation for the nine months ended September 30, 2024 included 1,194 shares of common stock that were issuable to Xeriant related to the joint venture arrangement that expired by its term on May 31, 2023. The shares were issued to Xeriant for no additional consideration immediately prior to the XTI Merger.

The following potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Options	2,914,464	51,274	1,015,818	23,165
Warrants	13,409,149	1,116	5,575,262	1,828
Convertible preferred stock	2	2	2	2
Convertible notes	—	—	—	1,383
Total	16,323,615	52,392	6,591,082	26,378

Note 19 - Subsequent Events

Management has evaluated subsequent events through the date of issuance of this Quarterly Report on Form 10-Q.

Warrant Exercises

Subsequent to September 30, 2025, 1,925,000 Pre-funded Warrants from the September Offering were exercised at an exercise price per share of $0.001, resulting in the issuance of 1,925,000 shares of common stock. As of the date of this report, there are no Pre-Funded Warrants from the September Offering remaining.

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Valkyrie Investment and the Vanguard Platform

On October 27, 2025, the Company and Valkyrie Sciences Holdings LLC (“Valkyrie”), a company developing enterprise solutions via the integration of artificial intelligence and advanced materials, announced the Vanguard Platform, an intelligent technology system for the next generation of VTOL aircraft. The Vanguard Platform will apply Valkyrie’s experience with graphene and composite materials, battery technology, and smart systems architecture to the Company’s TriFan 600 program. In connection with this collaboration, on October 21, 2025, the Company made a $2 million strategic investment in Valkyrie through the purchase of a convertible promissory note (the “Valkyrie Note”) with an initial principal amount of $2 million issued by Valkyrie. Valkyrie and its affiliate Valkyrie Andromeda Corporation (together with Valkyrie, the “Borrower”) are jointly and severally liable under the Valkyrie Note. Interest accrues on the outstanding principal amount at the lesser of 10% per annum or the maximum rate permissible by law. The outstanding principal amount, together with any accrued but unpaid interest, is due and payable on December 31, 2026 (the “Maturity Date”). After a Qualified Financing (as defined in the Valkyrie Note) and if the Company does not elect to convert the Valkyrie Note, the Company may, prior to the Maturity Date, elect to require the Borrower to pay the remaining balance of the Valkyrie Note within 60 days after the delivery of the election notice to Valkyrie.

Acquisitions of Drone Nerds and Anzu Robotics

On November 10, 2025, XTI Drones Holdings, LLC (“XTI Drones Holdings”), a subsidiary of the Company’s wholly-owned subsidiary, XTI Drones, LLC, acquired 100% of the issued and outstanding equity interests of two enterprise drone solutions providers, Drone Nerds, LLC (“Drone Nerds”), a Florida limited liability company, and Anzu Robotics, LLC (“Anzu Robotics”), a Delaware limited liability company (the “Acquisition”) for total purchase consideration of $40.0 million, which was comprised of $20.0 million in cash, $11.9 million in the form of two promissory notes (including approximately $1.6 million in working capital adjustments), and $9.7 million in the form of equity consideration, specifically an aggregate of 6,524,576  Class B Units of XTI Drones Holdings (the “Class B Units”).

Drone Nerds is one of the largest drone distributors and solutions providers in the United States. Drone Nerds specializes in the wholesale, retail and e-commerce sale of advanced drone systems and related technologies serving commercial, governmental, and consumer markets, including public safety, construction, energy, and agriculture. The company operates both an online sales platform and a retail location in South Florida and maintains one of the largest drone inventories in the U.S., representing over 30 leading brands. Through its nationwide network of sales, marketing, and service professionals, Drone Nerds delivers comprehensive enterprise drone solutions that improve operational performance and data-driven decision-making for its customers.

The Class B Units of XTI Drones Holdings are exchangeable at any time after May 1, 2026 for shares of the Company’s common stock on a one-for-one basis, provided that such exchange ratio is subject to equitable adjustments for stock splits, stock dividends, reclassifications and similar transactions affecting the Company’s common stock. In addition, on the date that is 15 months after November 10, 2025, all outstanding Class B Units will automatically be exchanged for shares of the Company’s common stock on a one-for-one basis, subject to the foregoing adjustments. The Drone Nerds and Anzu Robotics sellers entered into lock-up agreements pursuant to which they agreed not to, without the Company’s prior consent, sell, transfer or dispose of any shares of common stock until November 10, 2026. Following the exchange of all outstanding Class B Units into shares of common stock, XTI Drones, LLC will own 100% of the membership interests of XTI Drones Holdings, and Drone Nerds and Anzu Robotics will be indirect, wholly-owned subsidiaries of the Company.

The Company incurred fees of approximately $1.2 million owed to ThinkEquity LLC as compensation for advisory services in connection with the Acquisition.

Issuance of Series 10 Convertible Preferred Stock

On November 10, 2025, the Company entered into a Securities Purchase Agreement with Unusual Machines, Inc. pursuant to which the Company issued Unusual Machines, Inc. 25,000 shares of Series 10 Convertible Preferred Stock, par value $0.001 per share (the “Series 10 Preferred”), at a stated value of $1,000 per share, for aggregate gross proceeds of $25.0 million in a private placement that closed on November 12, 2025. The Company received net proceeds from the Series 10 financing of approximately $23.1 million, after deducting the placement agent fees and other expenses payable by the Company of approximately $1.9 million.

The Series 10 Preferred carries a 12% cumulative dividend, payable quarterly in cash, common stock, or in kind through accretion to stated value; provided that the payment of the dividend in common stock is subject to the receipt of shareholder approval. The right to such preferential dividend expires on the two-year anniversary of the original issuance date of the Series 10 Preferred. Each share will be convertible into common stock at a conversion price of $1.492 per share, subject to adjustment as set forth in the Series 10 Preferred certificate of designation (the “Certificate of Designation”), upon receipt of shareholder approval, at which time all shares will automatically convert. Conversions are subject to a beneficial ownership limitation of 4.99% (or 9.99% at holder election). If conversion would exceed such limit, the Company may, at the election of the holder, issue pre-funded warrants in lieu of conversion shares or such shares will be held by the Company in abeyance for the benefit of such holder. The Series 10 Preferred includes a Fundamental Transaction clause providing that holders receive equivalent consideration on the same basis as common shareholders. The Series 10 Preferred has no redemption rights and may be settled only through equity conversion. The Series 10 Preferred has no voting rights, except as required by law and for certain customary protective provisions set forth in the Certificate of Designation.

ThinkEquity acted as the Company’s placement agent in connection with the Series 10 Preferred financing. As compensation, the Company paid ThinkEquity $1,750,000 of placement agent fees, reimbursed ThinkEquity for $175,000 of actual out-of-pocket offering expenses, and issued ThinkEquity and its designees warrants to purchase an aggregate of 837,801 shares of common stock at an exercise price of $1.492 per share, equal to the Series 10 Preferred conversion price. The warrants were immediately exercisable upon closing and expire five years from the date of issuance. The Company’s obligation to issue shares upon exercise of the warrants is subject to its receipt of shareholder approval. If a holder exercises its warrants prior to the date that shareholder approval is obtained, such holder will receive the right to receive on the shareholder approval date the number of shares of common stock so issuable upon such exercise and, on the shareholder approval date, the Company will issue such shares to such holder.

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

Overview of Our Business

We are primarily an aircraft development company focused on the design and commercialization of vertical takeoff and landing (“VTOL”) aircraft. We also provide real-time location systems (“RTLS”) for industrial applications and, through our wholly-owned subsidiary, XTI Drones, LLC, offer drone distribution and technology solutions via our recent acquisitions of Drone Nerds, LLC and Anzu Robotics, LLC (see “Recent Events”).

Headquartered in Englewood, Colorado, the Company is developing a VTOL airplane that is designed to take off and land like a helicopter and cruise like a fixed-wing business airplane. We believe our initial configuration, the TriFan 600 airplane, will be one of the first civilian fixed-wing VTOL airplanes that offers the speed and comfort of a business airplane and the range and versatility of VTOL for a wide range of customer applications, including private aviation for business and high net worth individuals, emergency medical services and regional charter air travel, defining a new category of VTOL that we term the “xVTOL.” The TriFan 600 is a seven-occupant airplane intended to provide point-to-point air travel over distances of over 1,000 miles, fly at twice the speed and three times the range of competing helicopters and cruise at altitudes of up to 25,000 feet. Since 2013, we have been engaged primarily in developing the aerodynamic performance and top-level engineering design of the TriFan 600, building and testing a two-thirds scale unmanned version of the TriFan 600, generating pre-orders for the TriFan 600, and seeking funds from investors to enable the Company to advance the detailed design and certification of the TriFan 600, and to eventually engage in commercial production and sale of the TriFan 600.

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

Drone Nerds, LLC (“Drone Nerds”), a Florida limited liability company founded in 2014 and headquartered in Dania Beach, Florida, is one of the largest drone distributors and solutions providers in the United States. Drone Nerds specializes in the wholesale, retail and e-commerce sale of advanced drone systems and related technologies serving commercial, governmental, and consumer markets, including public safety, construction, energy, and agriculture. The company operates both an online sales platform and a retail location in South Florida and maintains one of the largest drone inventories in the U.S., representing over 30 leading brands. Through its nationwide network of sales, marketing, and service professionals, Drone Nerds delivers comprehensive enterprise drone solutions that improve operational performance and data-driven decision-making for its customers.

We currently report financial results for two segments: Commercial Aviation and Industrial IoT. For Industrial IoT, we generate revenue from sales of hardware, software licenses and professional services. During the quarter ended December 31, 2024, we began exploring strategic options to wind down and/or sell the hardware portions of our Industrial IoT business segment in order to shift our focus towards the sales of software products. For Commercial Aviation, the segment is pre-revenue as we are currently developing the TriFan 600 airplane. As of the date of this filing, we have not yet assessed the impact of the recent acquisitions of Drone Nerds and Anzu Robotics to our future segment reporting.

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

Expanding into autonomous, remotely operated drones via the acquisition of Drone Nerds was key to our strategic focus. By combining drone technology with VTOL innovation, we believe we are positioning the Company to accelerate the development of both unmanned aerial vehicles and VTOL solutions, expand its market presence, and create new revenue-generating opportunities across multiple industries. We will also be opportunistic and may consider other strategic transactions, which may include, but not be limited to, other alternative investment opportunities, such as minority investments and joint ventures. If we make any acquisitions in the future, we expect that we may pay for such acquisitions with cash, equity securities and/or debt in combinations appropriate for each acquisition.

Recent Events

Acquisitions of Drone Nerds and Anzu Robotics

On November 10, 2025, XTI Drones Holdings, LLC, a Texas limited liability company (“XTI Drones Holdings”) and a subsidiary of our wholly-owned subsidiary, XTI Drones, LLC, acquired 100% of the issued and outstanding equity interests of two enterprise drone solutions providers, Drone Nerds (as defined above) and Anzu Robotics, LLC, a Delaware limited liability company (“Anzu Robotics”), pursuant to the terms of two separate membership interest purchase agreements (such transactions, respectively, the “Drone Nerds Acquisition” and the “Anzu Robotics Acquisition” and collectively, the “Acquisitions”), in exchange for aggregate consideration consisting of (i) approximately $20.0 million in cash, (ii) approximately $11.9 million in the form of two promissory notes (including approximately $1.6 million in working capital adjustments) and (iii) an aggregate of 6,524,576 Class B Units of XTI Drones Holdings (the “Class B Units”) with a fair market value of approximately $9.7 million. The aggregate purchase price for each Acquisition is subject to customary post-closing adjustments.

The Class B Units of XTI Drones Holdings are exchangeable at any time after May 1, 2026 for shares of the Company’s common stock on a one-for-one basis, provided that such exchange ratio is subject to equitable adjustments for stock splits, stock dividends, reclassifications and similar transactions affecting the Company’s common stock. In addition, on the date that is 15 months after November 10, 2025, all outstanding Class B Units will automatically be exchanged for shares of the Company’s common stock on a one-for-one basis, subject to the foregoing adjustments. The Drone Nerds and Anzu Robotics sellers entered into lock-up agreements pursuant to which they agreed not to, without the Company’s prior consent, sell, transfer or dispose of any shares of common stock until November 10, 2026. Following the exchange of all outstanding Class B Units into shares of common stock, XTI Drones, LLC will own 100% of the membership interests of XTI Drones Holdings, and Drone Nerds and Anzu Robotics will be indirect, wholly-owned subsidiaries of the Company.

The Company incurred fees of approximately $1.2 million owed to ThinkEquity LLC as compensation for advisory services in connection with the transactions contemplated by the purchase agreements.

Private Placement Investment by Unusual Machines

On November 10, 2025, the Company entered into a Securities Purchase Agreement (the “PIPE Purchase Agreement”) with Unusual Machines, Inc., a Nevada corporation (“Unusual Machines”), pursuant to which the Company sold Unusual Machines 25,000 shares of the Company’s newly designated Series 10 Convertible Preferred Stock, par value $0.001 per share (the “Series 10 Preferred Stock”), at a subscription amount of $1,000 per share of Series 10 Preferred Stock for an aggregate subscription amount of $25,000,000 (the “Subscription Amount”), pursuant to a private placement that closed on November 12, 2025 (the “PIPE Offering”). The Company received net proceeds from the PIPE Offering of approximately $23.1 million, after deducting the placement agent fees and other expenses payable by the Company of approximately $1.9 million.

The Company filed a certificate of designation (the “Certificate of Designation”) on November 10, 2025, with the Secretary of State of the State of Nevada designating the rights, preferences and limitations of the shares of the Series 10 Preferred Stock. The Series 10 Preferred Stock has a stated value of $1,000 per share (the “Stated Value”), and is initially convertible at a conversion price of $1.492 per share, subject to adjustment pursuant to the Certificate of Designation.

On November 10, 2025, prior to the closing of the PIPE Offering, Unusual Machines advanced to the Company $10,500,000 (the “Advance”), which was automatically applied to the Subscription Amount at the closing of the PIPE Offering. The Company used the Advance to satisfy certain obligations under Drone Nerds’ and Anzu Robotics’ $25.0 million secured line of credit established pursuant to and evidenced by that certain Loan Agreement, dated July 10, 2025, by and among Drone Nerds Inc, Anzu Robotics, LLC and Banesco USA (the “Banesco Loan Agreement”), and the other Loan Documents (as defined in the Banesco Loan Agreement).

The issuance of shares of common stock upon conversion of, or as a dividend on, the Series 10 Preferred Stock is subject to the Company’s receipt of its shareholders’ approval of the removal of the limitations on conversion set forth in the Certificate of Designation of the Series 10 Preferred Stock, in compliance with Nasdaq Listing Rule 5635 (the “Shareholder Approval”, and the date the Shareholder Approval is obtained, the “Shareholder Approval Date”). Pursuant to the PIPE Purchase Agreement, the Company agreed to hold an annual or special meeting of shareholders no later than January 31, 2026 (the “Shareholder Meeting Deadline”), for the purpose of obtaining such Shareholder Approval. If Shareholder Approval is not obtained on or prior to the Shareholder Meeting Deadline, the Company is required to call a special or annual meeting of shareholders 180 days thereafter until such Shareholder Approval is obtained, provided, however, that such obligation will terminate on the two year anniversary of the closing date of the PIPE Offering.

On the Shareholder Approval Date, the Series 10 Preferred Stock will automatically convert into shares of common stock. To the extent not converted in connection with a mandatory conversion, the Series 10 Preferred Stock will be convertible into common stock, from and after the Shareholder Approval Date, at the option of the holder.

Each outstanding share of Series 10 Preferred Stock is entitled to receive, in preference to shares of Junior Securities (as defined in the Certificate of Designation), cumulative dividends (“Preferential Dividends”), payable quarterly in arrears, at an annual rate of 12.0% of the Stated Value. The Preferential Dividends will be payable, at the option of the Company, either in-kind in shares of common stock, through an accrual on the Stated Value of the Series 10 Preferred Stock or in cash, subject to, with respect to the issuance of shares of common stock, the receipt of Shareholder Approval and the Beneficial Ownership Limitation (as defined in the Certificate of Designation). The rights to Preferential Dividends expire automatically on the two-year anniversary of the original issuance date of the Series 10 Preferred Stock.

The Series 10 Preferred Stock has no voting rights, except as required by law and for certain customary protective provisions set forth in the Certificate of Designation. The Certificate of Designation also includes customary liquidation provisions. See Note 19 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for a summary of the other material terms of the Series 10 Preferred Stock.

Pursuant to the PIPE Purchase Agreement, the Company agreed to file a registration statement covering the resale of the shares of common stock underlying the Series 10 Preferred Stock within 90 days of the closing date of the PIPE Offering. The Company agreed to use commercially reasonable efforts to cause such registration to become effective within 60 days (or 90 days if the SEC notifies the Company that it will “review” the registration statement) following the initial filing of such registration statement and to keep such registration statement effective at all times until the earlier of (i) the time that Unusual Machines, Inc. and its successors and assigns do not own any Series 10 Preferred Stock or underlying shares of common stock or (ii) the date on which the shares of common stock underlying the Series 10 Preferred Stock may be sold without restriction, including volume or manner-of-sale restrictions, pursuant to Rule 144.

From the date of the PIPE Purchase Agreement until the later of the date that is 5 days from the date (a) Shareholder Approval is obtained and (b) the date that the registration statement covering the resale of all of the shares of common stock underlying the Series 10 Preferred Stock has been declared effective by the SEC, the Company agreed to not enter into any transaction for the sale of any of its equity securities or securities convertible into its equity securities unless the price per share of common stock or per unit price (or conversion price or exercise price, as applicable) is equal to or greater than $2.50, subject to certain customary exempt issuance exceptions.

ThinkEquity acted as the Company’s placement agent in connection with the PIPE Offering. As compensation, the Company paid ThinkEquity $1,750,000 of placement agent fees, reimbursed ThinkEquity for $175,000 of actual out-of-pocket offering expenses, and issued ThinkEquity and its designees warrants to purchase an aggregate of 837,801 shares of common stock, which were exercisable commencing November 12, 2025, expire November 12, 2030 and have an exercise price of $1.492 per share. The Company’s obligation to issue shares upon exercise of the warrants is subject to the Company’s receipt of Shareholder Approval.

Valkyrie Investment and the Vanguard Platform

On October 27, 2025, the Company and Valkyrie Sciences Holdings LLC (“Valkyrie”), a company developing enterprise solutions via the integration of artificial intelligence and advanced materials, announced the Vanguard Platform, an intelligent technology system for the next generation of VTOL aircraft. The Vanguard Platform will apply Valkyrie’s experience with graphene and composite materials, battery technology, and smart systems architecture to the Company’s TriFan 600 program. In connection with this collaboration, on October 21, 2025, the Company made a $2 million strategic investment in Valkyrie through the purchase of a convertible promissory note (the “Valkyrie Note”) with an initial principal amount of $2 million issued by Valkyrie. Valkyrie and its affiliate Valkyrie Andromeda Corporation (together with Valkyrie, the “Borrower”) are jointly and severally liable under the Valkyrie Note. Interest accrues on the outstanding principal amount at the lesser of 10% per annum or the maximum rate permissible by law. The outstanding principal amount, together with any accrued but unpaid interest, is due and payable on December 31, 2026 (the “Maturity Date”). After a Qualified Financing (as defined in the Valkyrie Note) and if the Company does not elect to convert the Valkyrie Note, the Company may, prior to the Maturity Date, elect to require the Borrower to pay the remaining balance of the Valkyrie Note within 60 days after the delivery of the election notice to Valkyrie.

September 2025 Offering

On September 12, 2025, the Company entered into a placement agency agreement with ThinkEquity LLC (“ThinkEquity”), pursuant to which the Company agreed to issue and sell directly to various investors, in a best efforts public offering (the “September Offering”), 10,575,000 shares of common stock, pre-funded warrants to purchase up to 1,925,000 shares of common stock, and common warrants to purchase up to 12,500,000 shares of common stock. The combined public offering price for each share of common stock, together with one common warrant, was $1.60. The combined public offering price for each pre-funded warrant, together with one common warrant, was $1.599. Each share of common stock, or a pre-funded warrant in lieu thereof, was sold together with one common warrant.

The September Offering closed on September 15, 2025, resulting in net proceeds to the Company of approximately $18.5 million, after deducting the placement agent fees and other expenses payable by the Company of approximately $1.5 million. Upon closing of the September Offering, the Company issued ThinkEquity warrants (the “Placement Agent Warrants”) as compensation to purchase up to 625,000 shares of common stock at an exercise price of $2.00 per share. The Placement Agent Warrants were exercisable immediately upon the date of issuance and expire on the five-year anniversary of the commencement of sales of securities in the September Offering.

Officer Appointments

Effective as of September 1, 2025, Michael A. Tapp was appointed as the Company’s Chief Operating Officer. In connection therewith, the Company entered into an employment agreement and a side letter with Mr. Tapp, the material terms of which are disclosed in the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2025, as amended by Amendment No. 1 on Form 8-K/A filed with the SEC on September 11, 2025.

Additionally, on October 2, 2025, we announced the appointment of Steve Zohrabian as Executive Vice President of XTI Aircraft Company, and on October 29, 2025, we announced the appointment of Dr. Alex Williams as XTI Aerospace, Inc.’s Executive Vice President of Technology.

Expansion of Corporate Advisory Board

During the nine months ended September 30, 2025, the Company expanded its corporate advisory board, which is now comprised of ten advisory board members, who are helping the Company evaluate strategic opportunities to capitalize on the anticipated demand for the TriFan 600.

TriFan 600 Engineering Update

We remain focused on advancing the TriFan 600 toward certification and commercialization, with Q3 marking notable progress in both engineering development and regulatory engagement activities. During the quarter ended September 30, 2025, we completed initial flight operations for our Sparrow (1:15 scale model) and Kestrel (1:12 scale model) subscale aircraft prototypes, the results of which validated key design elements of the TriFan 600 under flight conditions. We will continue our subscale aircraft program efforts as we progress toward building our full-scale, piloted TriFan 600 demonstrator, which we expect to complete in 2027.

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

The significant accounting policies of the Company are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” section of the Company’s annual report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to the Company’s critical accounting policies and estimates. However, the Company did identify an impairment as described below.

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

In connection with the XTI Merger we recorded $12 million in goodwill which was allocated to our Industrial IoT reporting unit. Since the closing date of the XTI Merger on March 12, 2024, the price of our common stock has declined significantly and may continue to fluctuate in future periods. A sustained decrease in the price of our common stock is one of the qualitative factors to be considered as part of an impairment test when evaluating whether events or changes in circumstances may indicate that it is more likely than not that a potential goodwill impairment exists. We will continue monitoring the analysis of the qualitative and quantitative factors used as a basis for the goodwill impairment test during fiscal year 2025 and at the Company’s October 1st annual testing date. As of September 30, 2025, management evaluated potential triggers and determined there was no triggering event during the three months ended September 30, 2025 relating to the Industrial IoT reporting unit.

As of June 30, 2025, management evaluated potential triggers and determined there was a triggering event during the three months ended June 30, 2025 relating to the Industrial IoT reporting unit, in the form of a current period operating and cash flow loss, a consistent history of operating losses, and the revenue results for the current period missing forecasted targets due to (i) the sales cycle to close transactions taking longer than anticipated, and (ii) supply chain issues causing delays in our delivery of Nanotron product to customers. As such, the Company completed a qualitative assessment and determined in the aggregate, it is more likely than not, that the fair value of the IoT reporting unit is less than its carrying value. Therefore, a goodwill impairment of $4.05 million was recognized during the second quarter of 2025. One of the key factors in the calculation of the impairment amount is the Company’s forecasted financial performance for the IoT reporting unit. If the projected revenues decreased by 10%, the goodwill impairment amount would have increased by $2.9 million. This estimate is subject to significant uncertainty due to the potential for volatile financial market conditions.

Components of Results of Operations

Revenue

Commercial Aviation

We continue to design, develop and certify the TriFan 600 airplane and thus have not generated revenue from this segment. We do not expect to begin generating significant revenues until we complete the design, development, certification, and manufacturing of the airplane.

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

Research and development costs are expensed as incurred. We expect our research and development expenses to increase significantly for the foreseeable future as we increase staffing to support aircraft engineering and software development, build aircraft prototypes and continue to explore and develop technologies.

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

Loss on extinguishment of debt includes (i) prepayment penalties and other expenses incurred during the nine months ended September 30, 2025 as the Company fully repaid the Streeterville promissory notes before the maturity date, and (ii) inducement losses on debt conversions incurred by Legacy XTI when it entered into voluntary note conversion letter agreements with several note holders during the first quarter of 2024.

Change in fair value of convertible notes payable represents the remeasurement of certain Legacy XTI convertible notes to fair value. These notes were converted to equity prior to the closing of XTI Merger.

Change in fair value of warrant liability represents the remeasurement of certain outstanding warrants to fair value.

Other consists of miscellaneous income and expense items.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2025 compared to the Three Months Ended September 30, 2024

The following table sets forth selected consolidated financial data and as a percentage of period-over-period change:

	Three Months Ended September 30,
	2025	2024	$	%
(in thousands, except percentages)	Amount	Amount	Change*	Change*
Revenues	$2,484	$918	$1,566	171%
Cost of revenues	$1,407	$398	$1,009	254%
Gross profit	$1,077	$520	$557	107%
Operating expenses	$15,886	$4,736	$11,150	235%
Loss from operations	$(14,809)	$(4,216)	$(10,593)	251%
Other (expense) income	$1,364	$(219)	$1,583	(723)%
Income tax provision	$(1)	$—	$(1)	—
Net loss	$(13,446)	$(4,435)	$(9,011)	203%

*	Amounts used to calculate dollar and percentage changes are based on numbers in the thousands. Accordingly, calculations in this item, which may be rounded to the nearest hundred thousand, may not produce the same results.

Revenues

The revenue amount for the periods presented represents the results of the revenue-generating Industrial IoT segment. Revenues for the three months ended September 30, 2025 were $2.5 million, compared to $0.9 million for the three months ended September 30, 2024, representing an increase of approximately $1.6 million. The increase was primarily attributable to a $1.3 million increase in hardware revenue related to the Company’s IoT business, resulting from improved supply chain conditions. These improvements followed the resolution of disruptions caused by regional conflict in the Middle East, which had impacted operations of the Company’s Israeli supplier and resulted in delays in hardware product deliveries during the first half of 2025. In addition, we communicated our plan to explore our strategic options to wind down and/or sell the hardware portions of our Industrial IoT business to our customers which resulted in customers increasing their hardware purchases, and as a result, we do not expect this trend to continue.

Cost of Revenues and Gross Profit

Cost of revenues for the three months ended September 30, 2025 was $1.4 million compared to $0.4 million for the comparable period in the prior year for an increase of approximately $1.0 million. This increase is consistent with the increase in revenues noted above.

Gross profit for the three months ended September 30, 2025 was $1.1 million compared to $0.5 million for the comparable period in the prior year, an increase of approximately $0.6 million, which is consistent with the increase in revenue. The gross margin percentage was 43.4% and 56.6% for the three months ended September 30, 2025 and 2024, respectively. The margin decrease is due primarily to a shift in sales mix to lower margin hardware products during the three months ended September 30, 2025.

Operating Expenses

Operating expenses for the three months ended September 30, 2025 were $15.9 million and $4.7 million for the comparable period ended September 30, 2024, an increase of $11.2 million. We expect operating expenses to continue to increase as we increase our headcount to accommodate our growth. This increase was primarily attributable to:

●	Research and development expenses, which increased by $0.8 million mainly to advance the development of the TriFan 600 airplane.

●	Sales and marketing expenses, which increased by $1.7 million, as the Company invested more in brand development and awareness, trade show participation, and business development initiatives.

●	General and administrative expenses, which increased by $8.7 million, due primarily to an increase of approximately $8.2 million in stock-based compensation and an increase in administrative headcount to support operational growth.

Other (Expense) Income

Other (expense) income for the three months ended September 30, 2025 was income of $1.4 million compared to a loss of $0.2 million for the comparable period in the prior year.

The income for the three months ended September 30, 2025 was primarily attributable to the recognition of a $2.2 million gain related to the change in fair value of a warrant liability which was partially offset by $0.8 million of financing costs incurred relating to the issuance of warrants in connection with the September Offering.

Income Tax Benefit (Provision)

The income tax benefit (provision) for the three months ended September 30, 2025 and 2024 was immaterial.

Nine Months Ended September 30, 2025 compared to the Nine Months Ended September 30, 2024

The following table sets forth selected consolidated financial data and as a percentage of period-over-period change:

	Nine Months Ended September 30,
	2025	2024	$	%
(in thousands, except percentages)	Amount	Amount	Change*	Change*
Revenues	$3,568	$2,169	$1,399	64%
Cost of revenues	$1,673	$846	$827	98%
Gross profit	$1,895	$1,323	$572	43%
Operating expenses	$38,236	$28,343	$9,893	35%
Loss from operations	$(36,341)	$(27,020)	$(9,321)	34%
Other (expense) income	$(10,840)	$5,289	$(16,129)	(305)%
Income tax benefit (provision)	$5	$(16)	$21	(131)%
Net loss	$(47,176)	$(21,747)	$(25,429)	117%

*	Amounts used to calculate dollar and percentage changes are based on numbers in the thousands. Accordingly, calculations in this item, which may be rounded to the nearest hundred thousand, may not produce the same results.

Revenues

The revenue amount for the periods presented represents the results of the revenue-generating Industrial IoT segment. Revenues for the nine months ended September 30, 2025 were $3.6 million compared to $2.2 million for the comparable period in the prior year for an increase of approximately $1.4 million. The increase was primarily attributable to a $0.9 million increase in hardware revenue related to the Company’s IoT business, resulting from improved supply chain conditions. These improvements followed the resolution of disruptions caused by regional conflict in the Middle East, which had impacted operations of the Company’s Israeli supplier and resulted in delays in hardware product deliveries during the first half of 2025. In addition, we communicated our plan to explore our strategic options to wind down and/or sell the hardware portions of our Industrial IoT business to our customers which resulted in customers increasing their hardware purchases, and as a result, we do not expect this trend to continue. In addition, recurring software revenue increased by $0.4 million due to existing IoT customers adding new locations to their contracts.

Cost of Revenues and Gross Profit

Cost of revenues for the nine months ended September 30, 2025 was $1.7 million compared to $0.8 million for the comparable period in the prior year.

Gross profit for the nine months ended September 30, 2025 and 2024 was $1.9 million and $1.3 million, respectively. The gross margin percentage was 53% and 61% for the nine months ended September 30, 2025 and 2024, respectively. The margin decrease is due primarily to a shift in sales mix to lower margin hardware products during the first nine months of 2025.

Operating Expenses

Operating expenses for the nine months ended September 30, 2025 were $38.2 million, compared to $28.3 million for the nine months ended September 30, 2024, an increase of $9.9 million. We expect operating expenses to continue to increase as we increase our headcount to accommodate our growth. The increase was primarily attributable to:

●	Research and development expenses, which increased by $2.8 million, primarily related to continued development of the TriFan 600 program.

●	Sales and marketing expenses, which increased by $3.1 million, as the Company expanded investments in brand development and awareness, trade show participation, and business development initiatives.

●	Non-cash impairment charges, which increased by $4.7 million, relating to goodwill and intangible assets within the Industrial IoT segment.

●	General and administrative expenses, which increased by $6.0 million, primarily due to higher legal and accounting fees associated with capital-raising activities during 2025, increased administrative headcount to support operational growth, and higher public company-related professional fees. The 2024 period reflects the operations of Legacy XTI, a private company, from January 1, 2024 through the March 12, 2024 closing of the XTI Merger.

These increases were partially offset by a $6.5 million decrease in acquisition-related costs incurred during the nine months ended September 30, 2024, associated with the closing of the XTI Merger.

Other (Expense) Income

Other (expense) income for the nine months ended September 30, 2025 was a loss of $10.8 million compared to a gain of $5.3 million for the comparable period ended September 30, 2024. The loss during the nine months ended September 30, 2025 was primarily driven by (i) $6.6 million of financing costs incurred relating to the issuance of warrants in connection with the March Offering, June Offering and September Offering, (ii) the recognition of a $3.3 million loss related to the change in fair value of a warrant liability, and (iii) a loss on extinguishment of debt of $0.4 million.

The gain of approximately $5.3 million for the nine months ended September 30, 2024 was primarily driven by the Company recognizing an income gain of approximately $12.9 million relating to the remeasurement of convertible notes at fair value, partially offset by inducement losses on debt conversions of approximately $6.7 million.

Income Tax Benefit (Provision)

The income tax benefit (provision) for the nine months ended September 30, 2025 and 2024 was immaterial.

Liquidity and Capital Resources

Our current capital resources and operating results as of and through September 30, 2025, consist of:

1)	working capital of approximately $1.1 million, adjusted to approximately $29.3 million when excluding derivative warrant liabilities;

2)	cash and cash equivalents of approximately $32.2 million; and

3)	net cash used by operating activities for the nine months ended September 30, 2025 of $30.4 million.

The breakdown of our working capital as of the periods indicated below is as follows (in thousands):

Working Capital	September 30, 2025	December 31, 2024	$ Change
Current Assets
Cash and cash equivalents	$32,198	$4,105	$28,093
Accounts receivable, net	2,095	706	1,389
Other receivables	38	538	(500)
Inventories	1,433	2,214	(781)
Prepaid expenses and other current assets	918	1,018	(100)

Total Current Assets	36,682	8,581	28,101

Current Liabilities
Accounts payable and related party payables	2,560	5,538	(2,978)
Accrued expenses and other current liabilities	2,263	6,703	(4,440)
Accrued interest	342	522	(180)
Customer deposits	1,350	1,350	—
Warrant liability	28,228	—	28,228
Operating lease obligation, current	98	119	(21)
Deferred revenue	737	532	205
Short-term debt	-	2,657	(2,657)

Total Current Liabilities	35,578	17,421	18,157

Net Working Capital (Deficit)	$1,104	$(8,840)	$9,944

Balance Sheet Improvement

During the nine months ended September 30, 2025, we raised approximately $62.8 million in net proceeds through our now expired ATM with Maxim, public offerings of our securities placed and underwritten by ThinkEquity and the exercise of warrants issued in connection with certain public offerings. The proceeds from these capital raises and warrant exercises allowed us to significantly reduce debt and other obligations, while progressing the development of the TriFan 600 airplane. The following summarizes the improvements to our balance sheet from December 31, 2024 to September 30, 2025:

●	Cash and cash equivalents increased by approximately $28.1 million primarily due to the net proceeds received from the January, March, June and September Offerings.

●	Net working capital increased by approximately $9.9 million or increased by approximately $38.2 million when excluding derivative warrant liabilities.

●	In March 2025, we repaid in full the outstanding secured promissory notes issued to Streeterville, which resulted in the release of Streeterville’s security interest in the assets of XTI Aircraft Company. In September 2025, we repaid in full Legacy XTI’s secured promissory note with the with the U.S. Small Business Administration. As of September 30, 2025, we had no interest-bearing debt outstanding.

●	In March 2025, we redeemed the remaining outstanding shares of Series 9 Preferred Stock, leaving zero shares of Series 9 Preferred Stock issued and outstanding as of September 30, 2025. The Series 9 Preferred Stock had restricted our ability to raise capital, as we were prohibited from taking certain actions without prior written consent from the holders of the Series 9 Preferred Stock.

●	In March 2025, we repaid the remaining Strategic Transaction Bonus Plan obligation to prior Legacy Inpixon management, which was the primary driver for the approximate $4.4 million decline in accrued expenses and other current liabilities from December 31, 2024 to September 30, 2025.

●	In March 2025, we repaid the accounts payable and most commitments that were inherited from Legacy Inpixon. A remaining deferred consulting fee commitment of $0.5 million is still owed to Nadir Ali, the Company’s former Chief Executive Officer, which is payable on December 31, 2025.

We believe the Company’s ability to raise capital has been favorably impacted by the reduction of obligations either assumed from Legacy Inpixon or created by the XTI Merger closing and the elimination of the Streeterville secured debt and equity instruments with fundraising restrictions.

Contractual Obligations and Commitments

Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered during our course of business. Our contractual obligations consist of operating lease liabilities and merger-related transaction liabilities that are included in our condensed consolidated balance sheet and vendor commitments associated with agreements that are legally binding. As of September 30, 2025, the total obligation for capitalized operating leases was approximately $0.3 million, of which approximately $0.1 million is expected to be paid in the next twelve months.

Customer Deposits

As of September 30, 2025, we received conditional pre-orders under a combination of non-binding aircraft purchase agreements, reservation deposit agreements, options and letters of intent for aircraft, which generated approximately $1.4 million of cash from customer deposits. These funds from customer reservation deposits will not be recorded as revenue until the orders for aircraft are delivered, which may not be for many years or at all if we do not deliver the aircraft. The deposits prioritize orders when the aircraft becomes available for delivery. Customers making deposits are not obligated to purchase aircraft until they execute a definitive purchase agreement. Customers may request a return of their refundable deposit any time up until the execution of a purchase agreement. Customers’ request for a return of their refundable deposits could adversely affect our liquidity resources, and we may be financially unable to return such deposits.

Commitment to Nadir Ali

As disclosed in Note 16 of the condensed consolidated financial statements, as of September 30, 2025, the Company has a remaining commitment to pay Nadir Ali deferred consulting fees of $500,000 due on December 31, 2025.

Risks and Uncertainties; Sources of Liquidity; Long-Term Liquidity Requirements

As of September 30, 2025, the Company has working capital of approximately $1.1 million, adjusted to $29.3 million when excluding derivative warrant liabilities, and cash and cash equivalents of approximately $32.2 million. For the nine months ended September 30, 2025, the Company had a net loss of approximately $47.2 million. During the nine months ended September 30, 2025, the Company used approximately $30.4 million of cash for operating activities.

On November 10, 2025, the Company acquired 100% of the issued and outstanding equity interests of two enterprise drone solutions providers, Drone Nerds and Anzu Robotics for total purchase consideration of $40.0 million, which was comprised of $20.0 million in cash, $11.9 million in the form of two promissory notes (including approximately $1.6 million in working capital adjustments), and $9.7 million in the form of equity consideration.

On November 12, 2025, the Company closed the PIPE Offering pursuant to which the Company issued Unusual Machines 25,000 shares of Series 10 Convertible Preferred Stock for gross proceeds of $25.0 million and net proceeds of $23.1 million after deducting the placement agent fees and other expenses payable by the Company of approximately $1.9 million.

There can be no assurances that the Company will ever earn revenues sufficient to support its operations, or that it will ever be profitable. In order to continue its operations, the Company has historically supplemented the revenues it earned with proceeds from the sale of our equity and debt securities and proceeds from loans and bank credit lines. The Company has incurred net losses and negative operating cash flows from operations since the XTI Merger completed on March 12, 2024, and the Company expects to continue to incur losses and negative operating cash flows for the foreseeable future until it commences sustainable commercial operations of the TriFan 600 airplane. Since the XTI Merger, the Company has funded its operations primarily with proceeds from equity financings, including through our now expired ATM with Maxim and four public offerings completed in January 2025, March 2025, June 2025 and September 2025 (collectively, the “Offerings”), and through the issuance of promissory notes. We believe that our current revenue, as supplemented by proceeds from our financings, including the approximately $57.1 million net proceeds we raised in the Offerings, a portion of which was used to fully repay short-term obligations including the outstanding Streeterville promissory note balances, along with our ability to defer or eliminate certain operating expenses that are under our control, will provide us with liquidity to fund our planned operating needs for at least the next twelve months.

According to our current development schedule, we do not expect to obtain FAA type certification and other necessary regulatory approvals and commence deliveries of the TriFan 600 until 2030 at the earliest. We expect to fund our operations primarily through equity and/or debt financings at least until we commence sustainable commercial operations of the TriFan 600. We filed a shelf registration statement on Form S-3 on August 1, 2025, which was declared effective by the SEC on August 12, 2025, pursuant to which we may offer and sell, from time to time, in one or more offerings, up to $1 billion in any combination of common stock, preferred stock, depositary shares, debt securities, warrants, units and subscription rights until such shelf registration statement expires in August 2028.

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

Cash Flows

The Company’s net cash flows used in operating, investing and financing activities for the nine months ended September 30, 2025 and 2024 and certain balances as of the end of those periods are as follows (in thousands):

	For the Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(30,356)	$(14,305)
Net cash (used in) provided by investing activities	(126)	2,875
Net cash provided by financing activities	58,568	11,928
Effect of foreign exchange rate changes on cash	7	8
Net increase in cash and cash equivalents	$28,093	$506

	As of September 30, 2025	As of December 31, 2024
Cash and cash equivalents	$32,198	$4,105
Working capital (deficit)	$1,104	$(8,840)

Operating Activities for the nine months ended September 30, 2025

Net cash used in operating activities during the nine months ended September 30, 2025 was approximately $30.4 million. The cash flows related to the nine months ended September 30, 2025 consisted of the following (in thousands):

Net loss	$(47,176)
Non-cash income and expenses	23,062
Net change in operating assets and liabilities	(6,242)
Net cash used in operating activities	$(30,356)

The non-cash income and expense of approximately $23.1 million consisted primarily of the following (in thousands):

$103	Depreciation and amortization
206	Amortization of intangible assets
100	Amortization of right-of-use asset
145	Non-cash interest expense, net of interest income
7,527	Stock-based compensation
4,049	Impairment of goodwill
631	Impairment of intangible assets
421	Loss on extinguishment of debt
6,580	Warrant issuance expense
3,280	Change in fair value of warrant liability
20	Unrealized gain on foreign currency transactions and other income and expense items
$23,062	Total non-cash expenses

The net cash used in the change in operating assets and liabilities aggregated approximately $6.2 million and consisted primarily of the following (in thousands):

$(1,293)	Increase in accounts receivable and other receivables
1,016	Decrease in inventories
388	Decrease in prepaid expenses and other current assets and other assets
(1,991)	Decrease in accounts payable and related party payables
(4,667)	Decrease in accrued expenses and other current liabilities
67	Increase in accrued interest
336	Increase in deferred revenue
(98)	Decrease in operating lease obligation
$(6,242)	Net cash used in the changes in operating assets and liabilities

The increase in accounts receivable and corresponding decrease in inventories primarily reflect higher Nanotron hardware sales occurring during the latter stages of the quarter ending September 30, 2025. Cash proceeds from the public offerings completed during 2025 allowed the Company to significantly reduce obligations including accounts payable and accrued expenses. The decrease in accrued expenses and other current liabilities of approximately $4.7 million was mainly attributable to (i) cash payments to settle the remaining accrued transaction bonuses and consulting fees owed to prior Legacy Inpixon executives, and (ii) payment of accrued employee bonuses.

Operating Activities for the nine months ended September 30, 2024

Net cash used in operating activities during the nine months ended September 30, 2024 was approximately $14.3 million. The cash flows related to the nine months ended September 30, 2024 consisted of the following (in thousands):

Net loss	$(21,747)
Non-cash income and expenses	(1,134)
Net change in operating assets and liabilities	8,576
Net cash used in operating activities	$(14,305)

The non-cash income and expense of approximately $1.1 million consisted primarily of the following (in thousands):

$81	Depreciation and amortization expenses
431	Amortization of intangible assets
177	Amortization of right-of-use asset
267	Non-cash interest expense, net of interest income
3,844	Stock-based compensation
(12,882)	Change in fair value of convertible notes payable
6,732	Loss on extinguishment of debt
281	Change in fair value of warrant liability
(65)	Unrealized gain on foreign currency transactions and other income and expense items
$(1,134)	Total non-cash expenses

The net cash provided by the change in operating assets and liabilities aggregated approximately $8.6 million and consisted primarily of the following (in thousands):

$(72)	Increase in accounts receivable and other receivables
271	Decrease in inventory
279	Decrease in prepaid expenses and other current assets and other assets
2,514	Increase in accounts payable
5,708	Increase in accrued expenses and other liabilities
154	Increase in accrued interest
(115)	Decrease in deferred revenue
(163)	Decrease in operating lease obligation
$8,576	Net cash provided by the changes in operating assets and liabilities

Cash Flows from Investing Activities for the nine months ended September 30, 2025 and 2024

Net cash flows used in investing activities during the nine months ended September 30, 2025 was approximately $0.1 million.

Net cash flows provided by investing activities during the nine months ended September 30, 2024 was approximately $2.9 million. Cash flows related to investing activities during the nine months ended September 30, 2024 consist primarily of the cash assumed from Legacy Inpixon in connection with the XTI Merger.

Cash Flows from Financing Activities for the nine months ended September 30, 2025 and 2024

Net cash flows provided by financing activities during the nine months ended September 30, 2025 was approximately $58.6 million. During the nine months ended September 30, 2025, the Company received incoming cash flows of $1.7 million from the now expired ATM, $57.1 million from the sale of common stock and warrants via four public offerings, and $4.1 million from the exercise of warrants issued in connection with the public offerings. During the nine months ended September 30, 2025, the Company paid $2.7 million to fully settle the two outstanding promissory note obligations with Streeterville, paid $0.1 million to fully settle the outstanding SBA loan, and paid $1.4 million to redeem the remaining outstanding Series 9 Preferred Stock.

Net cash flows provided by financing activities during the nine months ended September 30, 2024 was approximately $11.9 million. During the nine months ended September 30, 2024, the Company received incoming cash flows of $9.6 million from the now expired ATM, $2.0 million from promissory notes issued to Streeterville, and $1.0 million in proceeds from an existing promissory note arrangement with Legacy Inpixon. During the nine months ended September 30, 2024, the Company repaid $0.7 million towards outstanding promissory notes.

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

We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We face a number of significant risks and uncertainties in connection with our operations. Our business, results of operations and financial condition could be materially adversely affected by these risks. In addition to the risk factor set forth below and the other information set forth in this Form 10-Q, you should carefully consider the factors disclosed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on April 15, 2025, which report is incorporated by reference herein, all of which could materially affect our business, financial condition and future results.

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

Additionally, we are and we may be made a party to future claims relating to the XTI Merger. On December 6, 2023, Xeriant, Inc. (“Xeriant”) filed a complaint in the United States District Court for the Southern District of New York (the “S.D.N.Y.”) against Legacy XTI, two unnamed entities, and five unnamed individuals. On January 31, 2024, Xeriant filed an amended complaint adding the Company as a defendant. On February 29, 2024, Xeriant filed a second amended complaint, removing the Company and one of the unnamed entities as defendants. The second amended complaint alleges that Legacy XTI breached several agreements with Xeriant, including a Joint Venture Agreement dated May 31, 2021, a cross-patent license agreement, an operating agreement, and a letter dated May 17, 2022, which Xeriant claims arose from its introduction of Legacy XTI to a Nasdaq-listed company as a potential acquirer. Xeriant further alleges that it provided intellectual property, expertise, and capital in connection with Legacy XTI’s TriFan 600 aircraft and was improperly excluded from a subsequent transaction involving the TriFan 600 technology as part of Legacy XTI’s merger with the Company. Xeriant asserts causes of action for breach of contract, fraud, unjust enrichment, and misappropriation of confidential information, and seeks damages in excess of $500 million, along with injunctive and other equitable relief. On March 13, 2024, Legacy XTI moved to dismiss portions of the second amended complaint. The S.D.N.Y. denied that motion on January 14, 2025. Legacy XTI filed an answer on January 28, 2025, and subsequently filed an amended answer and counterclaims on February 18, 2025. The amended counterclaims, further amended on April 14, 2025, allege that Xeriant breached the Joint Venture Agreement by failing to make required capital contributions of approximately $4.6 million and by failing to deliver promised intellectual property and strategic support. Legacy XTI further alleges that Xeriant breached its fiduciary duty by engaging in coercive and self-dealing conduct, including conditioning a strategic introduction on the issuance of equity and assumption of debt. Legacy XTI seeks declaratory relief confirming that the joint venture has been terminated, that all intellectual property related to the TriFan 600 belongs solely to Legacy XTI, and that Xeriant has no rights in the TriFan 600 technology. On April 28, 2025, Xeriant moved to dismiss Legacy XTI’s second amended counterclaims. On September 23, 2025, the S.D.N.Y. denied Xeriant’s motion, concluding that Legacy XTI plausibly alleged claims against Xeriant for breach of contract, breach of fiduciary duty, and declaratory judgment. The S.D.N.Y. found that Legacy XTI had adequately pleaded that Xeriant was obligated to contribute $10 million in funding to the joint venture and that it acted disloyally by leveraging a potential merger opportunity for its own benefit. Following the S.D.N.Y.’s September 23, 2025 denial of Xeriant’s motion to dismiss Legacy XTI’s counterclaims, the litigation has advanced into full discovery. The S.D.N.Y. has since compelled Xeriant to comply with its discovery obligations and warned that continued noncompliance would result in dismissal of its claims. While the Company continues to believe the allegations against Legacy XTI are meritless, the case remains in active discovery and subject to close judicial supervision, which may increase litigation costs and extend the duration of the proceedings. The outcome of the litigation cannot presently be predicted, and any adverse determination could have a material impact on the Company.

In connection with the litigation matter described in the immediately preceding paragraph, on June 12, 2024, the Company received correspondence from legal counsel for Auctus Fund, LLC (“Auctus”), dated April 3, 2024, asserting that the Company and/or Legacy XTI may have assumed Xeriant’s obligations under a Senior Secured Promissory Note (the “Note”) issued by Xeriant to Auctus in the original principal amount of $6,050,000, pursuant to a letter agreement dated May 17, 2022, between Xeriant and Legacy XTI (the “May 17 letter”). Auctus claimed that the outstanding amount due under the Note, including accrued interest, was $8,435,008.81 as of April 3, 2024. In July 2024, Legacy XTI responded to Auctus’s claims, asserting that the May 17 letter is invalid and unenforceable on multiple grounds. Legacy XTI further stated that, even if the May 17 letter were enforceable, it did not create or trigger any obligation for Legacy XTI to assume Xeriant’s debt under the Note or otherwise. On May 13, 2025, Auctus filed a lawsuit against Legacy XTI in the District Court of Arapahoe County, Colorado, asserting a single claim for breach of contract based on its prior allegations. Auctus contends that Legacy XTI is contractually obligated to repay nearly $9 million in principal and accrued interest, based on Legacy XTI’s entry into a loan agreement with Legacy Inpixon in March 2023 and its subsequent merger with Legacy Inpixon in March 2024. On June 25, 2025, Legacy XTI filed a motion to dismiss or, in the alternative, to stay the proceedings pending resolution of the Xeriant litigation. Legacy XTI’s motion asserts that Auctus’ complaint should be dismissed: (i) for lack of standing, because Auctus is neither a party to, nor a third-party beneficiary of, the May 17 letter; (ii) for failure of a condition precedent, because no obligation ever arose in that the alleged triggering condition—a business combination involving Legacy XTI and Legacy Inpixon did not occur within the required one-year time frame; (iii) for lack of valid assignment, because Xeriant’s unilateral assignment of debt to Legacy XTI is void because the underlying Note prohibits assignment without Auctus’s prior written consent, which is not alleged. On August 5, 2025, Auctus filed a response arguing that it was an intended third-party beneficiary of the May 17 letter, that the anti-assignment clause does not bar its claims, and that the request for a stay is unwarranted because the Xeriant litigation involves different parties and broader claims. On September 12, 2025, Legacy XTI filed a Reply Brief reinforcing that Auctus lacks standing, that no obligation ever arose under the May 17 Letter because no qualifying transaction occurred within its one-year term, and that any purported transfer of debt is void under the Note’s anti-assignment clause. The Reply also emphasized that the enforceability of the May 17 Letter is already before the S.D.N.Y. and urged dismissal or a stay to avoid inconsistent rulings. On October 2, 2025, Legacy XTI filed a Notice of Supplemental Authority submitting the September 23, 2025 Order of the S.D.N.Y., which denied Xeriant’s motion to dismiss Legacy XTI’s counterclaims and held that Legacy XTI had plausibly alleged that the May 17 Letter expired by its terms and is unenforceable. Legacy XTI asserted that the S.D.N.Y. ruling directly supports dismissal or a stay because it confirms that the same alleged contract and issues raised by Auctus are already being adjudicated in the federal case. On November 7, 2025, the court denied Legacy XTI’s motion to dismiss or, in the alternative, stay the proceedings. The court held that, when viewing the allegations in the light most favorable to Auctus, the complaint plausibly stated claims for relief under Colorado’s notice-pleading standard. The court further denied XTI’s alternative request for a stay, reasoning that the parties were not identical to those in the federal action and therefore comity and judicial economy did not warrant a stay. The court nonetheless directed the parties to update it regarding the outcome of the federal case to the extent it may be dispositive of overlapping issues. Legacy XTI’s answer to the complaint is due November 21, 2025. The Company will continue to vigorously defend against the claims but cannot predict the timing or outcome of the proceedings or estimate any potential exposure.

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

Drone Nerds operates in evolving markets, which makes it difficult to evaluate its business and future prospects.

Drone Nerds’ drone, camera and sensor technologies and software and training, operational support and repair services are and will be sold in new and rapidly evolving markets. The commercial unmanned aerial vehicles (“UAV”) industry is in the early stages of customer adoption and the FAA’s definition of regulations relating to the integration of commercial drones into the U.S. National Airspace System is rapidly evolving. Accordingly, Drone Nerds’ business and future prospects may be difficult to evaluate. We cannot accurately predict the extent to which demand for the drone systems and solutions will increase, if at all. The challenges, risks and uncertainties frequently encountered by companies in rapidly evolving markets could impact our ability to do the following in connection with our acquisition of Drone Nerds:

●	Generate sufficient revenue to maintain its historical profitability;

●	Acquire and maintain market share;

●	Achieve or manage growth in our business operations;

●	Renew contracts;

●	Successfully stock for the commercial market products and end-to-end solutions;

●	Adapt to new or changing polices and spending priorities of current and prospective clients; and

●	Access to additional financing or capital when required and on reasonable terms.

If we fail to address these and other challenges, risks and uncertainties successfully, our business, results of operations and financial condition would be materially harmed.

The supplier base of Drone Nerds is highly concentrated. In addition, Drone Nerds is subject to risks arising from ongoing regulatory discussions and potential legislative actions targeting its primary supplier from China, SZ DJI Technology Co, Ltd. and affiliates (“DJI”), who represented a majority of Drone Nerds’ vendor purchases during the 1H 2025.

Drone Nerds has relationships with various global suppliers of drones and electronics, however the top 1 2 and 3 suppliers represent 53%, 10% and 7% of purchases, respectively, for the six months ended June 30, 2025. If any of those suppliers decided to no longer work with Drone Nerds, this could impact Drone Nerds ability to source products.

In addition, under the 2025 National Defense Authorization Act (“NDAA”), a U.S. national-security agency is required to complete a security review of certain suppliers, including DJI, by December 23, 2025. If no agency completes this review by the deadline, the law instructs the Federal Communications Commission (the “FCC”) to automatically add these suppliers to the FCC “Covered List,” which would effectively block new FCC equipment authorizations for their technology and drones in the U.S. (i.e., new models could not be approved).

Drone Nerds relies on DJI for a significant portion of its drone sales, creating significant regulatory and operational risk. Also, in September 2025, Drone Nerds signed an additional one-year contract with DJI to be the official non-exclusive dealer of its products in the U.S. DJI is already listed on certain U.S. government watchlists for national security and data concerns, which could restrict imports and limit access to government or defense-related contracts. This dependence exposes Drone Nerds to potential supply disruptions.

In addition, while existing FCC equipment authorizations for previously approved DJI products would remain valid, federal agencies have indicated that continued use of legacy or in-service DJI equipment may become restricted or phased out over time. Such actions could include procurement bans, limits on participation in government-funded projects, or heightened data-security and export-control scrutiny. Even absent formal revocation of existing approvals, these measures could discourage public-sector or enterprise customers from purchasing or deploying DJI-based systems, thereby reducing demand for Drone Nerds’ products.

Although the NDAA establishes the deadline for the national-security review, the ongoing federal government shutdown has created uncertainty around whether agencies will complete the review on time. Many federal departments responsible for technology and security evaluations are operating with reduced staffing or suspended programs, which may delay interagency coordination and risk assessments. If the review is not completed by the statutory deadline, DJI and other covered suppliers would be automatically added to the FCC Covered List by operation of law. This outcome—caused indirectly by administrative delay—could occur even without any final security determination.

If regulatory developments, including delayed or adverse NDAA determinations, restrict DJI’s market access, Drone Nerds may be forced to renegotiate or terminate this agreement, seek alternative suppliers, or incur substantial transition costs. Failure to diversify its supply base or mitigate these risks could materially and adversely affect Drone Nerds’ business, financial condition, and operating results.

The nature of the Drone Nerds business involves significant risks and uncertainties that may not be covered by insurance or indemnification.

Drone Nerds has developed and sold products and services in circumstances where insurance or indemnification may not be available, for example, in connection with the collection and analysis of various types of information. In addition, its products and services raise questions with respect to issues of civil liberties, intellectual property, trespass, conversion, and similar concepts, which may create legal issues. Indemnification to cover potential claims or liabilities resulting from the failure of any technologies that we deploy may be available in certain circumstances but not in others. Currently, the uncrewed aerial systems industry lacks a formative insurance market. We may not be able to maintain insurance to protect against all operational risks and uncertainties that our customers confront. Substantial claims resulting from an accident, product failure, or personal injury or property liability arising from our products and services in excess of any indemnity or insurance coverage (or for which indemnity or insurance coverage is not available or is not obtained) could harm our financial condition, cash flows and operating results. Any accident, even if fully covered or insured, could negatively affect our reputation among our customers and the public, and make it more difficult for us to compete effectively.

The Drone Nerds and Anzu Robotics acquisitions may trigger contractual rights under certain agreements.

Drone Nerds and Anzu Robotics are parties to certain agreements that may contain termination or other rights following a “change in control” or “sale of all or substantially all” of such party’s assets. Any counterparty to such agreements may request modifications of its respective agreements as a condition to granting a waiver or consent under such agreements, or they may elect not to grant a waiver or consent. To the extent any counterparty to such agreements requests modifications of its respective agreements as a condition to granting a waiver or consent under such agreements, Drone Nerds and Anzu Robotics will use reasonable efforts to accommodate such modification, but such modifications may not be satisfactory to such counterparty or may not occur. There is no assurance that such counterparties will not assert otherwise and seek to exercise any such rights, including termination rights where available, that the exercise of any such rights will not adversely affect Drone Nerds or Anzu Robotics or that any modifications of such agreements will not materially and adversely affect the Company.

For example, the documentation governing Drone Nerds’ and Anzu Robotics’ $25.0 million secured revolving credit facility contains customary covenants, including a prohibition against a change of control without the lender’s prior written approval. The consummation of the Drone Nerds and Anzu Robotics acquisitions resulted in a change of control under the revolving credit facility, and the lender’s written approval was not obtained prior to the acquisitions, which constitutes an event of default under the revolving credit facility. We are currently in discussions with the lender to obtain a waiver of such event of default or an amendment to the revolving credit facility. In the absence of such a waiver or an amendment, the lender has the right to declare all outstanding obligations under the revolving credit facility immediately due and payable, cancel the facility, cease making advances under the facility, and proceed against the collateral securing the indebtedness under the facility. As of November 11, 2025, Drone Nerds and Anzu Robotics had outstanding borrowings under the revolving credit facility of approximately $9.2 million. There can be no assurance that the lender will agree to such a waiver or an amendment or that we will have sufficient resources available to satisfy all of the obligations under the revolving credit facility if no waiver or amendment is obtained.

We may be unable to repay the Notes issued in connection with the Acquisitions.

In connection with the Acquisitions, XTI Drone Holdings issued (i) the Drone Nerds seller a promissory note in the original principal amount of $10,976,284.58 (the “DN Note”) and (ii) the Anzu Robotics seller a promissory note in the original principal amount of $954,459.53 (the “AR Note”). The principal of and interest on each Note will be payable as follows: (i) no later than November 30, 2025 (the “First Required Payment Date”), the outstanding principal amount of each Note will be repaid in an amount equal to $3,680,000 with respect to the DN Note and $320,000 with respect to the AR Note, together with all accrued and unpaid interest on each Note as of the First Required Payment Date, (ii) no later than March 31, 2026 (the “Second Required Payment Date”), the outstanding principal amount of each Note will be repaid in an amount equal to $1,840,000 with respect to the DN Note and $160,000 with respect to the AR Note, together with all accrued and unpaid interest on each Note as of the Second Required Payment Date, (iii) no later than June 30, 2026 (the “Third Required Payment Date”), the outstanding principal amount of each Note will be repaid in an amount equal to $1,380,000 with respect to the DN Note and $120,000 with respect to the AR Note, together with all accrued and unpaid interest on each Note as of the Third Required Payment Date, (iv) no later than September 30, 2026 (the “Fourth Required Payment Date”), the outstanding principal amount of each Note will be repaid in an amount equal to $1,380,000 with respect to the DN Note and $120,000 with respect to the AR Note, together with all accrued and unpaid interest on each Note as of the Fourth Required Payment Date, (v) the entire outstanding principal amount, together with all accrued and unpaid interest, of each Note will be repaid on or prior to the one year anniversary of each Note (the “Due Date”), and (vi) all outstanding accrued interest and the unpaid principal amount of each Note will be due and payable in full on the earlier of (A) the Due Date, (B) 90 days following a capital raise (or the last capital raise, in connection with a series of transactions, whether related or unrelated) where the Company or one or more of its affiliates raise, as a result of a single transaction or a series of transactions occurring pursuant to one or more closings, in any case after the date of the Note, an aggregate amount of $40 million or more, qualified by the limitation that not more than 20% of net proceeds from any single financing will be applied towards payment of each Note, or (C) the date on which the Note becomes immediately due and payable as a result of the occurrence of an event of default thereunder.

Interest will accrue on the outstanding principal balance of each Note at an annual rate of 7.25%, computed based upon a 365-day year (the “Interest Rate”). If interest is not paid as it becomes due, it will be added to the principal. Our failure to pay the principal and interest of each Note when required will constitute an event of default under the Notes. Upon the occurrence of an event of default (except a Bankruptcy-Related Event of Default), the lender may declare the entire unpaid balance of principal and accrued but unpaid interest on the Note, and all other obligations of XTI Drones Holdings under the applicable Note, to be immediately due and payable and/or exercise any other rights or remedies under any other instrument or applicable law. Upon the occurrence of a Bankruptcy-Related Event of Default, the outstanding principal amount of the Note together with all accrued and unpaid interest and all other obligations of XTI Drones Holdings under the Note will become due and payable automatically. Following the occurrence of an event of default, interest will accrue on the outstanding principal balance of each Note at an annual rate equal to the Interest Rate plus 2.00%. An event of default under the Notes could also lead to a default under agreements governing our future indebtedness.

We may not have or be able to secure financing for sufficient funds to satisfy all amounts under the Notes when due. If there is an event of default under the Notes, our business, financial condition and results of operations could be materially and adversely affected. In addition, to the extent we complete capital raises in an aggregate amount of $40 million or more, we will be required to repay the outstanding balance of each Note, which may reduce our working capital and impact our ability to operate as planned.

We may incur substantial product liability claims relating to our products.

As a distributor of drone and electronic products, and with aircraft and aviation sector companies under increased scrutiny in recent years, claims could be brought against us if use or misuse of one of the drones we sell causes, or merely appears to have caused, personal injury or death. In addition, defects in our products may lead to other potential life, health and property risks. Any claims against us, regardless of their merit, could severely harm our financial condition, strain our management and other resources. We are unable to predict if we will be able to obtain or maintain product liability insurance for any of our products.

Changes in U.S. and foreign government administrative policy, including the imposition of or increases in tariffs and changes to existing trade agreements, and other changes to macroeconomic conditions could have a material adverse effect on global economic conditions and our business, results of operations, prospects and financial condition.

As a result of changes to U.S. and foreign government administrative policy, there may be changes to existing trade agreements, greater restrictions on free trade generally, the imposition of or significant increases in tariffs on goods imported into the U.S., particularly those manufactured in Canada, Mexico, Europe, and China, and adverse responses by foreign governments to U.S. trade policies, among other possible changes. China is currently a leading global source of hardware products, including the hardware products that we use. As the implementation of tariffs is ongoing, more tariffs may be added in the future. These tariffs could have an adverse impact on our business, results of operations, prospects and financial condition, and if we are unable to pass such price increases through to our customers, it would likely increase our cost of sales and, as a result, decrease our gross margins, operating income and net income. As of the date of this report, discussions remain ongoing in respect of certain trade restrictions and tariffs on imports from Canada, China, Mexico and Europe, as well as retaliatory tariffs enacted in response to such actions. In light of these events, there continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties, and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our access to suppliers or customers and, in turn, have a material adverse effect on the business and financial condition of such suppliers and customers or other counterparties we do business with, which in turn would negatively impact us.

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

Licenses for new products may be difficult to obtain in the future

The drones and other electronic products sold by Drone Nerds and Anzu Robotics require FCC licenses to be imported into the US and sold to customers. Suppliers may face difficulties in the future obtaining these licenses. In such cases, Drone Nerds and Anzu Robotics will not be able to sell products where suppliers are not able to obtain licenses. This can be a major impact to Drone Nerds and Anzu Robotics’ business.

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

The Drone Nerds and Anzu Robotics acquisitions, and any future acquisitions that we may make, could disrupt our business, cause dilution to our stockholders and harm our business, financial condition or operating results.

The Drone Nerds and Anzu Robotics acquisitions, and any future acquisitions that we successfully consummate, could subject us to a number of risks, including, but not limited to:

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

We cannot assure you that, following the acquisitions of Drone Nerds or Anzu Robotics or any future acquisition, our continued business will achieve sales levels, profitability, efficiencies or synergies that justify the acquisition or that the acquisition will result in increased earnings for us in any future period. These factors could have a material adverse effect on our business, financial condition and operating results.

We may not be able to successfully integrate the business and operations of Drone Nerds, Anzu Robotics or other entities that we have acquired or may acquire in the future into our ongoing business operations, which may result in our inability to fully realize the intended benefits of these acquisitions, or may disrupt our current operations, which could have a material adverse effect on our business, financial position and/or results of operations.

We plan to integrate the operations of Drone Nerds and Anzu Robotics into our business, and this process involves complex operational, technological and personnel-related challenges, which are time-consuming and expensive and may disrupt our ongoing business operations. Furthermore, integration involves a number of risks, including, but not limited to:

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

In addition, a significant portion of the aggregate purchase price of Drone Nerds and Anzu Robotics may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. For the purposes of the unaudited pro forma condensed combined financial information included in our Current Report on Form 8-K filed with the SEC on November 12, 2025, the Company has assumed the excess consideration over the net assets acquired is goodwill. The Company will perform a more comprehensive assessment of assets acquired that may result in other intangible assets being identified in that analysis. If the Acquisitions do not yield expected returns or fair value estimates deteriorate, we may be required to take charges to our results of operations based on this impairment assessment process, which could adversely affect our results of operations.

As a result of these risks, the acquisitions of Drone Nerds and Anzu Robotics and integration may not contribute to our earnings as expected, we may not achieve expected revenue synergies or our return on invested capital targets when expected, or at all, and we may not achieve the other anticipated strategic and financial benefits of the acquisitions.

The risks arising with respect to the historic business and operations of Drone Nerds and Anzu Robotics may be different from what we anticipate, which could significantly increase the costs and decrease the benefits of the acquisitions and materially and adversely affect our operations going forward.

Although we performed significant financial, legal, technological and business due diligence with respect to Drone Nerds and Anzu Robotics, we may not have appreciated, understood or fully anticipated the extent of the risks associated with the acquisitions. We have secured indemnification for certain matters in connection with the Drone Nerds and Anzu Robotics acquisitions in order to mitigate the consequences of breaches of representations, warranties and covenants under the applicable acquisition agreements and the risks associated with historic operations, including those with respect to compliance with laws, accuracy of financial statements, financial reporting controls and procedures, tax matters and undisclosed liabilities, and certain matters known to us. We believe that the indemnification provisions of the acquisition agreements, together with insurance policies that we have in place will limit the economic consequences of the issues we have identified in our due diligence to acceptable levels. Notwithstanding our exercise of due diligence and risk mitigation strategies, the Drone Nerds and Anzu Robotics acquisitions may expose us to unanticipated risks or unknown or contingent liabilities and the costs associated with these risks or liabilities may be greater than we anticipate. We may not be able to contain or control the costs associated with unanticipated risks or liabilities, which could materially and adversely affect our business, liquidity, capital resources or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) Sales of Unregistered Securities

On February 1, 2025, the Company entered into a public relations and branding agreement with a public relations firm (the “PR Firm”), pursuant to which the Company agreed to issue the PR Firm, as partial compensation for public relations services, 25,000 unregistered shares of common stock (the “PR Firm Shares”), subject to the approval of the Company’s board of directors (the “Board”). On March 7, 2025, the Company entered into an investor relations agreement with an investor relations firm (the “IR Firm”), pursuant to which the Company agreed to issue the IR Firm, as partial compensation for investor relations services, 8,500 unregistered shares of common stock (the “IR Firm Shares”), subject to the Board’s approval.

Following the Board’s approval of the issuances of the PR Firm Shares and the IR Firm Shares, the Company issued the PR Firm Shares and the IR Firm Shares to the PR Firm and the IR Firm, respectively, as of September 26, 2025. The PR Firm Shares and the IR Firm Shares were issued pursuant to an exemption from registration provided by Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act because such issuances did not involve a public offering, the recipients took the securities for investment and not resale, the Company took appropriate measures to restrict transfer, and the recipients are sophisticated investors.

c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b-5 trading arrangement or a non-Rule 10b-5 trading arrangement during the fiscal quarter ended September 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

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

XTI AEROSPACE, INC

Date: November 19, 2025	By:	/s/ Scott Pomeroy
Scott Pomeroy
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brooke Turk
Brooke Turk
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1†	Agreement and Plan of Merger, dated July 24, 2023, among Inpixon, Superfly Merger Sub Inc. and XTI Aircraft Company.	8-K	001-36404	2.1	July 25, 2023
2.2	First Amendment to Merger Agreement, dated December 30, 2023, by and between Inpixon, Superfly Merger Sub Inc. and XTI Aircraft Company.	10-K	001-36404	2.26	April 16, 2024
2.3†	Second Amendment to Merger Agreement, dated March 12, 2024, by and between Inpixon, Superfly Merger Sub Inc. and XTI Aircraft Company.	8-K	001-36404	10.1	March 15, 2024
2.4†	Equity Purchase Agreement, dated as of February 16, 2024, by and among Inpixon, Grafiti LLC and Grafiti Group LLC.	8-K	001-36404	2.1	February 23, 2024
2.5†	Membership Interest Purchase Agreement, dated November 10, 2025, by and among XTI Drones Holdings, LLC, The Origin Group DN, Inc., Drone Nerds, LLC, the seller owners listed on Annex A-1 thereto and Jeremy Schneiderman, as the Seller’s Representative.	8-K	001-36404	2.1	November 12, 2025
2.6†	Membership Interest Purchase Agreement, dated November 10, 2025, by and among XTI Drones Holdings, LLC, The Origin Group AZ, Inc., Anzu Robotics, LLC, the seller owners listed on Annex A-1 thereto and Jeremy Schneiderman, as the Seller’s Representative.	8-K	001-36404	2.2	November 12, 2025
3.1	Restated Articles of Incorporation.	S-1	333-190574	3.1	August 12, 2013
3.2	Certificate of Amendment to Articles of Incorporation (Increase Authorized Shares).	S-1	333-218173	3.2	May 22, 2017
3.3	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	April 10, 2014
3.4	Articles of Merger (renamed Sysorex Global).	8-K	001-36404	3.1	December 18, 2015
3.5	Articles of Merger (renamed Inpixon).	8-K	001-36404	3.1	March 1, 2017
3.6	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.2	March 1, 2017
3.7	Certificate of Amendment to Articles of Incorporation (authorized share increase).	8-K	001-36404	3.1	February 5, 2018
3.8	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	February 6, 2018
3.9	Form of Certificate of Designation of Preferences, Rights and Limitations of Series 4 Convertible Preferred Stock.	8-K	001-36404	3.1	April 24, 2018

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.10	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	November 1, 2018
3.11	Certificate of Designation of Series 5 Convertible Preferred Stock, dated as of January 14, 2019.	8-K	001-36404	3.1	January 15, 2019
3.12	Certificate of Amendment to Articles of Incorporation, effective as of January 7, 2020 (Reverse Split).	8-K	001-36404	3.1	January 7, 2020
3.13	Certificate of Amendment to the Articles of Incorporation increasing the number of authorized shares of Common Stock from 250,000,000 to 2,000,000,000 filed with the Secretary of State of the State of Nevada on November 18, 2021	8-K	001-36404	3.1	November 19, 2021
3.14	Certificate of Change filed with the Secretary of State of the State of Nevada on October 4, 2022 (effective as of October 7, 2022)	8-K	001-36404	3.1	October 6, 2022
3.15	Certificate of Amendment to the Articles of Incorporation increasing the number of authorized shares of Common Stock from 26,666,667 to 500,000,000 filed with the Secretary of State of the State of Nevada on November 29, 2022	8-K	001-36404	3.1	December 2, 2022
3.16	Certificate of Designations of Preferences and Rights of Series 9 Preferred Stock.	8-K	001-36404	3.1	March 15, 2024
3.17	Certificate of Amendment (Reverse Stock Split).	8-K	001-36404	3.2	March 15, 2024
3.18	Certificate of Amendment (Name Change).	8-K	001-36404	3.3	March 15, 2024
3.19	Certificate of Amendment to Designations of Preferences and Rights of Series 9 Preferred Stock	8-K	001-36404	3.1	May 1, 2024
3.20	Certificate of Amendment to Articles of Incorporation, effective as of January 10, 2025.	8-K	001-36404	3.1	January 10, 2025
3.21	Certificate of Designation of Preferences and Rights of Series 10 Convertible Preferred Stock.	8-K	001-36404	3.1	November 12, 2025
3.22	Amended and Restated Bylaws of XTI Aerospace, Inc.	10-Q	001-36404	3.21	August 14, 2025
4.1	Form of Pre-funded Warrant.	8-K	001-36404	4.1	September 15, 2025
4.2	Form of Common Warrant.	8-K	001-36404	4.2	September 15, 2025
4.3	Form of Placement Agent Warrant.	8-K	001-36404	4.3	September 15, 2025
4.4	Revolving Promissory Note, dated July 10, 2025, issued by Drone Nerds Inc and Anzu Robotics, LLC to Banesco USA.	8-K	001-36404	4.1	November 12, 2025
4.5	Promissory Note issued by XTI Drones Holdings, LLC to New Drone Nerds S-Corp, Inc., dated November 10, 2025.	8-K	001-36404	4.2	November 12, 2025
4.6	Promissory Note issued by XTI Drones Holdings, LLC to New Anzu Robotics S-Corp, LLC, dated November 10, 2025.	8-K	001-36404	4.3	November 12, 2025
4.7	Form of Placement Agent’s Warrant.	8-K	001-36404	4.4	November 12, 2025

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1*	Amended and Restated XTI Aerospace, Inc. 2018 Employee Stock Incentive Plan.	8-K	001-36404	10.1	August 21, 2025
10.2*	Form of Incentive Stock Option Agreement pursuant to the Amended and Restated XTI Aerospace, Inc. 2018 Employee Stock Incentive Plan.	8-K	001-36404	10.2	August 21, 2025
10.3*	Form of Non-Qualified Stock Option Agreement pursuant to the Amended and Restated XTI Aerospace, Inc. 2018 Employee Stock Incentive Plan.	8-K	001-36404	10.3	August 21, 2025
10.4*	Form of Restricted Stock Award Agreement pursuant to the Amended and Restated XTI Aerospace, Inc. 2018 Employee Stock Incentive Plan.	8-K	001-36404	10.4	August 21, 2025
10.5*	Form of Restricted Stock Unit Award Agreement pursuant to the Amended and Restated XTI Aerospace, Inc. 2018 Employee Stock Incentive Plan.	8-K	001-36404	10.5	August 21, 2025
10.6*	Employment Agreement, dated September 1, 2025, by and between XTI Aerospace, Inc. and Michael A. Tapp.	8-K	001-36404	10.1	September 5, 2025
10.7*	Side Letter, dated September 1, 2025, from XTI Aerospace, Inc. to Michael A. Tapp.	8-K	001-36404	10.4	September 5, 2025
10.8*	Form of Indemnification Agreement.	8-K	001-36404	10.4	March 15, 2024
10.9	Placement Agency Agreement, dated September 12, 2025, by and between XTI Aerospace, Inc. and ThinkEquity LLC.	8-K	001-36404	10.1	September 15, 2025
10.10	Form of Lock-Up Agreement.	8-K	001-36404	10.2	September 15, 2025
10.11†	Loan Agreement, dated July 10, 2025, by and among Drone Nerds Inc, Anzu Robotics, LLC and Banesco USA.	8-K	001-36404	10.1	November 12, 2025
10.12†	Security Agreement, dated July 10, 2025, by and among Drone Nerds Inc, Anzu Robotics, LLC and Banesco USA.	8-K	001-36404	10.2	November 12, 2025
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.					X
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.					X
32.1#	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

†	Exhibits, schedules and similar attachments have been omitted pursuant to Item 601 of Regulation S-K and the registrant undertakes to furnish supplemental copies of any of the omitted exhibits and schedules upon request by the SEC.

*	Indicates a management contract or compensatory plan or arrangement.

#	This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.