Form 10-K
period 2025-12-31
XTI Aerospace, Inc.
filed 2026-04-15
CIK 1529113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number 001-36404

XTI AEROSPACE, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0434915
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15505 Wright Brothers Dr.

Addison, TX 75001

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $29,189,207 based upon the closing price reported for such date on the Nasdaq Capital Market.

As of March 31, 2026, there were 38,472,204 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

XTI AEROSPACE, INC.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION
CONTAINED IN THIS REPORT

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may,” or other similar expressions in this report. In particular, these include statements relating to future actions; prospective products, anticipated expenses, applications, customers and technologies; future performance or results of anticipated products; and projected expenses and financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	supplier concentration and regulatory actions affecting key suppliers, including restrictions on the sale or use of certain drone platforms manufactured by foreign companies;

●	changes in applicable laws or regulations, including evolving Federal Aviation Administration (“FAA”) and Federal Communications Commission (“FCC”) regulations, National Defense Authorization Act compliance rules, and other procurement regulations affecting the Unmanned Aircraft System (“UAS”) industry;

●	customer demand for the products and services we offer, including enterprise drone solutions, training, repair, and lifecycle support services;

●	the impact of competitive or alternative products, technologies and pricing;

●	our ability to attract customers and fulfill customer orders in our UAS solutions business;

●	our ability to scale our UAS platform in a cost-effective manner and expand our supplier and OEM relationships;

●	emerging competition and rapidly advancing technology in the UAS and autonomous systems markets that may outpace our capabilities;

●	our ability to navigate the regulatory environment and complexities with compliance related to such environment;

●	the risk that our XTIA Autonomous Defense Systems (“ADS”) division may not successfully secure prime contractor agreements, government procurement awards, or commercial partnerships, and may not generate revenues on the timelines we anticipate, or at all;

●	the risk that we may not realize the expected benefits of the Drone Nerds acquisition or any future acquisition, or may experience significant delays or unexpected costs in integrating acquired companies;

●	borrowing base limitations, covenants and other restrictions under our asset-based credit facility and obligations under acquisition-related indebtedness;

●	the fact that the TriFan 600 aircraft program has been paused and may not be resumed, and the risk that, if the program is resumed, we may not successfully develop, certify, manufacture or commercialize the TriFan 600 or any future aircraft;

●	the risk that the TriFan 600 program will not be resumed, or that, if resumed, it will not achieve FAA certification, reach commercial production, or generate revenues on any anticipated timeline, or at all;

●	the risk that our conditional pre-orders for the TriFan 600 aircraft (which include conditional aircraft purchase agreements, non-binding reservations, and options) are canceled, modified, delayed or not placed and that we must return refundable deposits, which could adversely affect our liquidity;

●	our history of losses and the risk that we may not achieve or sustain profitability;

●	our ability to raise additional capital on acceptable terms, or at all;

●	our ability to maintain compliance with the continued listing requirements of the Nasdaq Capital Market;

●	general economic conditions and events and the impact they may have on us and our potential customers, including, but not limited to, escalating tariff and non-tariff trade measures imposed by the U.S. and other countries, increases in inflation rates and rates of interest, and supply chain challenges;

●	cybersecurity threats, data protection risks and reliance on third party information technology systems;

●	litigation, regulatory investigations and other legal proceedings;

●	risks related to intellectual property protection;

●	potential impairments of goodwill and other intangible assets;

●	tax law changes and limitations on our ability to use net operating losses; and

●	other factors discussed under “Risk Factors” in this Annual Report.

The forward-looking statements are based upon management’s beliefs and assumptions and are made as of the date of this Annual Report. We undertake no obligation to publicly update or revise any forward-looking statements included in this report. You should not place undue reliance on these forward-looking statements.

This Annual Report also contains or may contain estimates, projections and other information concerning our industry and our business, including data regarding the estimated size of our markets and their projected growth rates. Information that is based on estimates, forecasts, projections or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained these industry, business, market and other data from reports, studies and similar data prepared by third parties, industry and general publications, government data and similar sources. In some cases, we do not expressly refer to the sources from which these data are derived.

EXPLANATORY NOTE

On March 12, 2024 (the “Closing Date”), XTI Aerospace, Inc. (formerly known as Inpixon) completed a merger with XTI Aircraft Company (“Legacy XTI”) pursuant to an Agreement and Plan of Merger dated July 24, 2023, as amended (the “XTI Merger Agreement”). In connection with the transaction, a wholly owned subsidiary of the Company merged with and into Legacy XTI, with Legacy XTI surviving as a wholly owned subsidiary of the Company (the “XTI Merger”). Upon completion of the XTI Merger, the Company changed its corporate name to “XTI Aerospace, Inc.”

For accounting purposes, the XTI Merger was treated as a reverse acquisition, with Legacy XTI deemed to be the accounting acquirer and the Company (formerly Inpixon) deemed to be the accounting acquiree. Accordingly, the consolidated financial statements included in this Annual Report on Form 10-K (this “Annual Report”) reflect (i) the historical financial statements of Legacy XTI prior to the Closing Date and (ii) the consolidated results of the combined company following the Closing Date.

In November 2025, the Company completed the acquisition of Drone Nerds, LLC and Anzu Robotics, LLC (“Anzu” and, collectively with Drone Nerds, LLC, “Drone Nerds”) through XTI Drones Holdings, LLC, a Texas limited liability company (“XTI Drones Holdings”). The Company holds an 83.403% controlling equity interest in XTI Drones Holdings through its ownership of Class A Units, and the remaining 16.597% equity interest is held by other Class B unitholders. The results of Drone Nerds have been included in the Company’s consolidated financial statements from the acquisition date, and the ownership interest not held by the Company is reflected as noncontrolling interest.

During December 2025, the Company committed to a plan to dispose of its historical Industrial IoT / Real-Time Location Systems (“RTLS”) operations (the “Inpixon Business”) and classified the business as held for sale. In accordance with ASC 205-20, the results of the Inpixon Business have been classified as discontinued operations in the consolidated financial statements included in this Annual Report and have been retrospectively presented as discontinued operations for all periods presented.

Unless otherwise indicated or the context otherwise requires, references in this Annual Report to “XTI Aerospace,” the “Company,” “we,” “us,” and “our” refer to XTI Aerospace, Inc. and its consolidated subsidiaries.

Note Regarding Reverse Stock Splits

The Company effected a reverse stock split of its outstanding common stock, par value $0.001 per share, at a ratio of 1-for-100, effective March 12, 2024, to comply with Nasdaq Listing Rule 5550(a)(2) and satisfy the bid price requirement for initial listing in connection with the closing of the XTI Merger.

The Company subsequently effected a reverse stock split of its outstanding common stock at a ratio of 1-for-250, effective January 10, 2025, to maintain compliance with Nasdaq Listing Rule 5550(a)(2).

All share and per share amounts presented in this Annual Report have been retroactively adjusted to reflect the reverse stock splits, unless otherwise indicated.

PART I

ITEM 1: BUSINESS

Overview

XTI Aerospace is a provider of unmanned aerial systems (“UAS”) solutions operating through two business divisions: a commercial drone solutions business and an advanced systems and defense division. The Company expects to continue developing a third business division, a domestic manufacturing and technology division. The Company’s commercial drone solutions business, conducted primarily through its majority owned subsidiary, XTI Drones Holdings, LLC, which owns Drone Nerds, LLC and Anzu Robotics, LLC (collectively, “Drone Nerds”), constitutes substantially all of the Company’s revenues. The advanced systems and defense division (formerly XTI Aircraft) is in an earlier stage of development and has not yet generated any revenues.

The Company was originally founded around the development of the TriFan 600, a planned vertical takeoff and landing (“VTOL”) aircraft. In 2025, the Company acquired Drone Nerds and, in light of that acquisition and its assessment of near-term opportunities in the unmanned systems market, redirected its former XTI Aircraft division beginning in 2026 toward the design and development of unmanned platforms for defense and commercial applications. The TriFan 600 program has been paused and the underlying intellectual property and engineering work product is being preserved and maintained. See “Business Divisions — TriFan 600 Strategic Context and Organizational Evolution” below for additional detail.

The Company’s near-term focus is on growing its commercial drone platform, expanding the range of products and services offered to enterprise and government customers, and pursuing strategic acquisitions that extend its geographic reach and customer base. The Company also is seeking to generate revenue from its advanced systems and domestic manufacturing divisions.

The Company’s strategy is organized around three priorities:

1.	Expand the commercial drone distribution and services platform by growing the customer base, increasing revenue per customer, and improving operating margins, supported by proprietary data on customer purchasing behavior across product categories, geographies, and markets;

2.	Pursue targeted acquisitions to expand geographic reach, add complementary capabilities, and deepen penetration across commercial and government markets; and

3.	Develop capabilities in advanced unmanned systems technology, domestic manufacturing, and defense-oriented products and services to position the Company as a broader UAS solutions provider.

Corporate Strategy

XTI’s objective is to build a scalable UAS solutions platform through organic growth in its commercial business, targeted acquisitions and the staged development of its advanced systems and domestic manufacturing capabilities. The following describes each element of this strategy.

1. Strengthen the Commercial Drone Solutions Business

The Company is focused on expanding the scope of products and services offered through Drone Nerds to increase revenue per customer and improve operating margins. Current expansion areas include training and certification programs, repair and maintenance services, fleet management support, compliance assistance, and financing solutions. By offering these services alongside hardware distribution, the Company seeks to increase customer retention and establish longer-term customer relationships.

Drone Nerds operates as an OEM-agnostic distributor, meaning it is not restricted to the products of a single manufacturer. The Company believes this model provides a competitive advantage by allowing it to recommend the most suitable platform for a given customer’s operational requirements, independent of manufacturer relationships. However, the Company’s ability to maintain this model depends on continued access to OEM products and dealer programs, which are subject to change.

2. Grow Through Strategic Acquisitions and Partnerships

The UAS distribution and services market is highly fragmented. The Company intends to pursue acquisitions of complementary businesses that expand its customer base, geographic presence, or service capabilities. The Company uses data derived from its subsidiaries, primarily from Drone Nerds, to inform acquisition targeting decisions. There can be no assurance that suitable acquisition targets will be identified, that acquisitions will be completed on acceptable terms, or that acquired businesses will be successfully integrated.

The Company is also seeking to expand its customer base in government, defense, and public safety markets. Procurement in these markets is subject to requirements around platform compliance, cybersecurity and domestic sourcing, which the Company believes may favor distributors with established compliance capabilities. XTI believes it is well positioned to leverage its supply-side expertise and enterprise platform to serve these growing markets; however, government procurement decisions are subject to budgetary, regulatory and political factors outside the Company’s control.

3. Expand Domestic Manufacturing and Technology Capability

XTI intends to develop U.S.-based manufacturing and advanced technology capabilities for unmanned systems through partnerships, joint ventures, and selective investments. These initiatives are designed to address demand from government and enterprise customers for domestically manufactured platforms, which has been increasing as regulatory and procurement requirements around foreign-sourced systems have tightened. These development activities are at an early stage, and there can be no assurance that the Company will be able to execute manufacturing partnerships on acceptable terms or that demand for domestically manufactured platforms will develop as anticipated.

Business Divisions

Commercial Drone Solutions – XTI Drones (Drone Nerds)

XTI’s commercial drone solutions business is currently conducted primarily through Drone Nerds, a UAS solutions provider offering hardware distribution, training and certification, repair and maintenance, fleet sustainment, compliance support, and integrated solutions to enterprise and government customers. Drone Nerds operates through wholesale distribution, direct sales, and direct-to-consumer retail channels, including a retail showroom in South Florida and an e-commerce platform. The Company believes Drone Nerds is a significant enterprise-focused UAS distributor in the United States.

The commercial drone solutions business currently generates substantially all of the Company’s revenues and provides the customer relationships, operational infrastructure, and market data that support the Company’s broader acquisition and development strategy.

Autonomous Defense Systems (ADS), formerly XTI Aircraft — Strategic Context and Organizational Evolution

The ADS division reflects a strategic shift away from the TriFan 600 program and toward nearer-term unmanned systems opportunities. Management determined that continued development of the TriFan 600 program would require substantial additional time and capital, and the Company therefore redirected resources toward unmanned systems opportunities that it believes may offer nearer-term commercial applications.

In response, management conducted a structured search for new divisional leadership with a mandate to reorient the business around nearer-term, capital-efficient opportunities. That search concluded with the appointment of Steve Zohrabian, whose background in advanced manufacturing and defense product development is relevant to the operational and contractual realities of serving government and defense customers.

The acquisition of Drone Nerds in November 2025 served as the second anchor point around which the division’s updated strategy was set. Together, Zohrabian’s appointment and the Drone Nerds acquisition defined the strategic perimeter of the division and marked the beginning of a transformation in staffing, focus, and organizational priorities — a transformation substantially completed in Q1 2026.

The ADS team is now building a core capability around the design, development, and production of unmanned platforms, with an emphasis on serving defense customers and supporting domestic procurement initiatives aligned with U.S. national security priorities. The Company believes the unmanned systems market — particularly in defense and government procurement — presents a more actionable near-term revenue opportunity than continued TriFan 600 development at this stage of the Company’s evolution.

TriFan 600 Program Status

The TriFan 600 program has been paused. The underlying intellectual property and engineering work product are being preserved.

Whether and when development may resume will depend on a number of factors, including capital availability, market conditions for advanced air mobility, further maturation of core technologies of the TriFan 600, such as full autonomy capabilities, and the Company’s overall strategic priorities at the relevant time.

Autonomous Defense Systems (ADS)

The Company refers to this division as Autonomous Defense Systems, or ADS, a provisional designation. The division’s official name and branding have not yet been finalized and will be disclosed in a subsequent filing upon determination.

The ADS division is focused on the design, development, and production of unmanned platforms for defense and commercial applications, drawing on the engineering expertise and intellectual property developed through the Company’s prior aerospace program. The division’s capabilities span autonomous systems design, advanced propulsion, and airframe engineering. ADS pursues opportunities through internal development, strategic partnerships, and co-development arrangements, with an emphasis on defense procurement programs and domestic unmanned systems initiatives aligned with U.S. national security priorities.

As described above, the division substantially completed its organizational transformation in Q1 2026 following the appointment of new leadership and the acquisition of Drone Nerds. Additional information regarding the division’s official name, organizational structure, and specific strategic initiatives will be provided as those matters are finalized.

The ADS division has not yet generated any revenues. Its ability to generate revenues will depend on success in securing development contracts, partnerships, or procurement awards, all of which are subject to significant uncertainty. We are currently pursuing participation in five identified program opportunities with a combined potential R&D program value of approximately $147 million. If these development programs advance to production phases — which is subject to government procurement decisions, budgetary constraints, shifting defense priorities, program cancellations, competitive selection processes and other factors outside our control, and as to which there can be no assurance — and if we are able to develop the manufacturing capabilities necessary to meet resulting demand, we estimate the associated manufacturing opportunity could reach approximately $1.5 billion in the aggregate. These programs span potential customer agencies that include the U.S. Marine Corps, U.S. Army, U.S. Special Operations Command (SOCOM), U.S. Air Force, U.S. Navy, the Defense Advanced Research Projects Agency (DARPA), and the Air Force Research Laboratory (AFRL). See “Risk Factors — Risks Related to Our Business and Industries” for a discussion of the material risks associated with this division.

Advanced Technology and Manufacturing (ATM)

The Company refers to this division as Advanced Technology and Manufacturing, or ATM, a provisional designation. The division’s official name, organizational structure, and branding have not yet been finalized and will be disclosed in a subsequent filing upon determination.

The Advanced Technology and Manufacturing (ATM) division is expected to be led by Alex Williams, Ph.D., and is expected to be focused on developing and scaling U.S.-based production capabilities for unmanned systems, components, and related technologies. The division’s mandate will be to build a domestically sourced supply chain designed to support compliance with applicable federal procurement and sourcing requirements, including Section 848 of the National Defense Authorization Act for unmanned aerial systems — addressing the growing demand from federal agencies, defense contractors, and enterprise customers for drone platforms and components that meet Section 848 of the National Defense Authorization Act and satisfy applicable government procurement requirements for compliant UAS platforms and components.

Demand for compliant, domestically manufactured unmanned systems has accelerated as regulatory and procurement requirements around foreign-manufactured components have tightened. The Company believes this environment creates an opportunity to develop manufacturing relationships and capabilities that may support government and enterprise demand for compliant UAS platforms and components.

The division plans to pursue growth through manufacturing partnerships, co-development arrangements, targeted acquisitions of domestic production capacity, and strategic investments in U.S.-based technology and component suppliers.

The Company’s position as a distributor and aggregator of market intelligence across the unmanned systems industry is expected to provide the ATM division with an operational insight base that may support identifying manufacturing gaps, qualifying suppliers, and structuring partnerships that address the specific procurement and compliance requirements of defense and government customers.

The ATM division has not yet generated any revenues, and its activities are at an early stage of development. The division’s ability to generate revenues will depend on its success in establishing manufacturing partnerships on acceptable terms, securing National Defense Authorization Act (“NDAA”) -compliant production capacity, and converting that capacity into defensible customer relationships and contract awards — each of which is subject to significant uncertainty. There can be no assurance that manufacturing contracts and/or partnerships will be established on acceptable terms or that the division will generate revenues within the timeframe the Company anticipates.

Capital Strategy

XTI is executing a capital strategy designed to support disciplined growth, fund targeted acquisitions, and accelerate the development of its three operating divisions. The Company is working with its financial advisors to evaluate financing alternatives that optimize flexibility and preserve shareholder value.

Market

The commercial UAS market has experienced growth in recent years, driven by increasing adoption across enterprise verticals including agriculture, construction, infrastructure inspection, mining, insurance, energy and utilities, and public safety. Defense and government applications represent an additional and growing end market. The overall market remains fragmented, with no single provider holding a dominant position across all verticals and use cases.

The Company believes that consolidation among UAS distributors and solutions providers is likely as customers increasingly prefer vendors capable of providing integrated, multi-manufacturer solutions alongside training, maintenance, and lifecycle support. The Company’s strategy is designed to position the Company to participate in this trend, both through organic growth and through acquisitions. However, the pace and direction of industry consolidation are uncertain, and larger, better-capitalized competitors may consolidate more quickly or effectively than the Company.

Regulatory and procurement trends have generally been favorable for domestic UAS distributors and manufacturers. Restrictions on foreign-manufactured platforms in certain government procurement contexts, actions by the FAA and FCC relating to UAS operations and equipment authorization, and growing national security scrutiny of foreign-sourced unmanned systems, have all contributed to demand for compliant, U.S.-based solutions. These trends may benefit the Company, though regulatory requirements are subject to change and may also impose compliance costs or operational constraints on the Company and its customers.

The advanced air mobility market — the market the TriFan 600 program was originally designed to address — remains at an early stage of development. The Company does not generate revenues from advanced air mobility and has paused the active development of the TriFan 600 program. If the Company were to resume that program, its prospects would depend in part on the development of regulatory frameworks, infrastructure, and customer demand for advanced air mobility, none of which can be predicted with certainty.

The Company competes with other UAS distributors, value-added resellers, and solutions integrators, as well as directly with OEM manufacturers that sell through direct channels. Certain competitors are larger and have greater financial, technical, and marketing resources than the Company. There can be no assurance that the Company will be able to compete successfully.

Products and Services

XTI delivers UAS solutions through its three operating divisions. The commercial drone solutions business is currently the primary operating division and source of revenues. The advanced systems and defense division and domestic manufacturing and technology division are in development and have not generated any revenues to date. Together, these divisions are designed to serve customers across the full UAS lifecycle — from initial platform selection and procurement through training, deployment, maintenance, fleet sustainment, and integrated mission solutions.

Commercial Drone Solutions – XTI Drones (Drone Nerds)

The Company’s commercial drone solutions business is conducted primarily through Drone Nerds. Drone Nerds provides UAS solutions through a combination of hardware distribution and service offerings, supporting a broad ecosystem of UAS manufacturers, payload and sensor providers, and software vendors.

The Company delivers solutions through wholesale distribution, direct sales, and direct-to-consumer retail channels. Wholesale revenue represents sales through resellers and channel partners serving enterprise, commercial, and governmental end customers. Direct sales represent sales to enterprise, commercial, and governmental customers that utilize drones as part of their operations. Retail revenue represents sales to consumer end users, including transactions at a retail showroom in South Florida and through an e-commerce platform. Enterprise, commercial, and governmental customers may also purchase through the e-commerce platform; such transactions are classified as direct sales based on customer type.

The Company serves customers across multiple end markets, including agriculture, construction, inspection, mining, insurance, security, energy and utilities, and public safety.

The Company’s UAS offerings generally fall into the following categories:

Hardware and Related Products. The Company distributes UAS platforms, payloads, sensors, batteries, accessories, and related equipment from third-party manufacturers. The Company assists customers in evaluating and selecting platforms and payload configurations suited to their operational requirements, including inspection, mapping, surveying, public safety response, security monitoring, and other applications. The Company’s ability to offer and support specific platforms is subject to OEM product availability, dealer program terms, regulatory authorizations, and supply chain conditions. Revenue from hardware sales is generally recognized upon shipment or delivery.

Training and Program Enablement. The Company provides training services designed to help customers establish and operate drone programs and navigate applicable regulatory requirements. Training may include platform operation, mission planning, payload use, safety procedures, and other operational topics. The Company also provides program implementation support through operational best practices, documentation support, and workflow integration guidance. Customer adoption may be affected by evolving regulatory requirements, including FAA operational rules, waivers, and related approvals.

Service, Repair, and Lifecycle Support. The Company provides repair, maintenance, and lifecycle support services to maintain fleet readiness and reduce downtime. Services include diagnostics, repair, routine maintenance, and fleet sustainment programs. The Company also supports manufacturer warranty processes and, in certain cases, performs warranty services in accordance with OEM requirements. Service revenue includes time-and-materials work, warranty-related services, and service contracts.

Fleet Support, Software Enablement, and Operational Services. The Company supports enterprise and public sector customers with fleet management tools, software integration, and operational workflow support. The ability to deliver these services depends in part on access to third-party software platforms, OEM system interfaces, and internal and third-party cloud-based systems.

Sales Support and Financing. The Company provides procurement support and, in certain cases, financing arrangements to facilitate customer adoption. Financing arrangements involve third-party financing providers and are subject to applicable credit approvals, contractual terms, and other conditions.

Advanced Systems and Defense Division

XTI’s advanced systems and defense division is focused on the design, development, and productization of unmanned platforms for defense and commercial customers, drawing on the engineering expertise developed through the Company’s prior TriFan 600 program. The division is building capabilities in unmanned systems design, systems integration, and autonomous platform development, with an emphasis on defense procurement requirements and domestic platform programs. The division pursues opportunities through internal development, strategic partnerships, and co-development arrangements.

The division has not yet generated any revenues. Additional information regarding this division’s organizational structure, products under development, and strategic initiatives will be provided as those matters are finalized.

Domestic Manufacturing and Technology Division

XTI’s domestic manufacturing and technology division is focused on developing and scaling U.S.-based production capabilities for unmanned systems and related technologies. The division pursues manufacturing partnerships, joint ventures, co-development arrangements, and targeted investments in domestic production capacity. The division has not yet generated any revenues. Additional information regarding this division’s organizational structure and strategic initiatives will be provided as those matters are finalized.

Research and Development

The Company’s research and development activities are organized across its operating divisions and are focused on advancing unmanned systems capabilities, improving operational performance, supporting regulatory compliance, and enabling future commercialization. The Company expenses research and development costs as incurred. The Company’s research and development efforts require significant engineering, technical, and operational expertise and may involve the use of third-party contractors, consultants, suppliers, and testing partners.

Research and Development Expenses

Research and development expenses consist primarily of personnel-related costs, engineering and technical consulting fees, prototype and testing costs, software and tooling expenses, and other costs incurred in connection with product and technology development activities.

R&D activity within the XTI commercial drone solutions business is focused on solution enablement, including platform evaluation, integration support, and the development of training and service capabilities that support enterprise and public sector customers.

R&D activity within the Company’s advanced systems and defense division is focused on the design, development, and productization of unmanned platforms, including systems integration, autonomy development, and the application of the Company’s aerospace engineering capabilities to defense and commercial unmanned systems programs.

R&D activity within the domestic manufacturing and technology division is focused on the development of production processes, manufacturing partnerships, and technology integration capabilities that support scalable domestic UAS production.

XTI expects R&D expenses to fluctuate from period to period based on the timing and scope of development activities, technical milestones, testing requirements, and the progression of programs across our operating divisions.

UAS Operations — Development Activities

The XTI commercial drone solutions business is primarily oriented toward distribution, integration, training, and lifecycle services. It devotes resources to technical evaluation, solution enablement, and service capability development in support of enterprise and public sector customer requirements. These activities generally include:

Platform and payload evaluation. The Company assesses new UAS platforms, payloads, sensors, batteries, communications systems, and related equipment to determine suitability for customer mission profiles and operational requirements.

Solution integration and enablement. The Company supports customers in deploying UAS solutions that may involve interoperability between platforms, payloads, software applications, fleet management systems, data processing tools, and customer workflows.

Training and program methodology development. The Company continuously refines training content and program enablement procedures to reflect evolving customer needs, safety practices, and regulatory requirements.

Service, repair, and sustainment capability development. The Company invests in improving diagnostics, repair procedures, maintenance workflows, parts logistics, and technician training to expand service offerings and reduce customer downtime.

Operational procedures and compliance support. XTI develops internal processes and operational playbooks designed to support enterprise deployment, including customer onboarding, fleet sustainment programs, and compliance management support.

The Company’s development efforts across all divisions are influenced by third-party product roadmaps, regulatory frameworks, certification requirements, and the commercial practices of OEM partners and software providers. Its ability to support certain solutions or expand related services may depend on the availability of products and continued cooperation from third parties.

Intellectual Property

The Company’s primary intellectual property assets prior to the Drone Nerds acquisition were developed through its former TriFan 600 manned VTOL aircraft program. The engineering work, design concepts, and technical development undertaken through that program generated a body of intellectual property, including proprietary aircraft design concepts, engineering work product, trade secrets, and other assets associated with VTOL and autonomous systems development. The Company seeks to protect these assets through a combination of patent filings, trade secret protections, confidentiality agreements, and internal information security controls. Patent protection, where pursued, may cover certain design elements, systems, or methods; however, the scope and duration of such protection are subject to examination and applicable law, and there can be no assurance that patent protection will be obtained or maintained.

XTI’s UAS distribution and services business relies primarily on brand assets, customer relationships, proprietary training materials, operational processes, repair methodologies, technical know-how, and service capabilities. The Company protects these assets through confidentiality agreements, intellectual property assignment provisions with employees and certain third parties, and contractual arrangements with suppliers and customers.

Because the XTI UAS business model is largely distribution, integration, training, and services-based, it does not rely primarily on owned patents for competitive differentiation. Instead, the Company’s competitive position depends on operational expertise, brand reputation, service infrastructure, and relationships with OEMs and customers. It also relies on intellectual property owned by third-party OEMs and software providers whose products the Company distributes or supports, and the Company’s ability to sell and service such products is subject to the terms of applicable distribution, dealer, and licensing agreements.

As described above under “Business Divisions — TriFan 600 Strategic Context and Organizational Evolution,” the Company paused the TriFan 600 program in 2026 and redirected the division’s resources toward unmanned systems development. The intellectual property developed through the TriFan 600 program remains an asset of the Company and is being preserved. The Company believes that certain underlying technologies — including work related to autonomous flight systems, advanced propulsion, and airframe design — are applicable to the unmanned systems development work now underway within the ADS division. As of the date of this filing, all expenditures associated with the former aircraft division are directed toward unmanned systems development and manufacturing programs.

Government Regulation

The XTI business is subject to a broad range of federal, state, local, and, in certain cases, international laws and regulations that affect the products it distributes, the services it provides, customer procurement decisions, and the ability of customers to deploy UAS platforms. Key regulatory and compliance areas include:

Federal Aviation Administration (“FAA”) regulation of UAS operations. UAS operations in the United States are subject to FAA rules governing operator certification, operational limitations, waiver processes — including for beyond visual line of sight (“BVLOS”) operations — remote identification requirements, and related safety and operational standards. The ongoing evolution of FAA rulemaking, particularly with respect to BVLOS operations and advanced air mobility, represents a material compliance consideration and may affect the timing and scope of broader enterprise and government deployment as expanded operational authorizations enable such deployment. In addition, if the Company were to resume development of the TriFan 600 or other manned or semi-autonomous aircraft, such programs would be subject to additional FAA certification requirements, which are complex, time-consuming, and uncertain.

Federal Communications Commission (“FCC”) equipment authorization and communications requirements. Certain UAS platforms, payloads, and related communications equipment are subject to FCC equipment authorization and related technical requirements. Recent FCC actions related to national security concerns involving certain foreign-manufactured unmanned aircraft systems may affect the availability, eligibility, or timing of new product introductions into the U.S. market. In December 2025, the FCC added foreign-produced UAS and UAS critical components, on a going-forward basis, to the Covered List, which restricts new equipment authorizations for those systems in the United States and may accelerate customer demand for compliant domestic alternatives.

Government procurement, sourcing, and supply chain security requirements. Public sector customers may be subject to procurement restrictions, sourcing requirements, and supply chain security rules that affect platform eligibility, vendor qualification, and procurement timing. These requirements may evolve based on national security, cybersecurity, and data protection considerations. XTI’s OEM-agnostic, compliance-oriented distribution model is designed to support customers in navigating these requirements.

Export controls, sanctions, and trade compliance. Certain products, technologies, and customers may be subject to U.S. export controls, sanctions, and related trade compliance requirements, which may impose restrictions on sales activities, shipment destinations, end users, and product configurations.

Privacy, surveillance, and data regulation. UAS deployments may involve the collection, processing, storage, or transmission of imagery and other data. Customers and operators may be subject to privacy, surveillance, and data protection laws and regulations that influence adoption, operational policies, and compliance requirements.

The regulatory environment applicable to UAS distribution, operations, data use, and unmanned systems development continues to evolve. We monitor regulatory developments and adjust our compliance processes, supplier relationships, and customer support practices as appropriate to align with applicable requirements and procurement standards.

See Item 1C for information regarding the Company cybersecurity risk management, strategy, and governance.

Employees

The Company’s employees support UAS sales, marketing, repair and maintenance operations, training, customer support, and corporate functions, as well as engineering and program development activities within the advanced systems and domestic manufacturing divisions.

The Company initiated a workforce transition reflecting two developments: the 2025 acquisition of Drone Nerds, which added 82 employees to the Company’s headcount, and the 2026 strategic reorientation of the former XTI Aircraft division toward unmanned systems development. As part of that reorientation, the division’s workforce was restructured and new leadership and technical personnel were hired with experience in unmanned platform development, defense programs, and advanced manufacturing. These changes were partially offset by the transfer of 22 employees in connection with the divestiture of the Inpixon real-time location systems business.

As of March 31, 2026, the Company had 105 employees, consisting of 96 full-time employees and 9 part-time employees. None of the Company’s employees are represented by a labor union or are party to a collective bargaining agreement. The Company has not experienced any work stoppages and considers its employee relations to be satisfactory.

Acquisition of Drone Nerds and Disposition of Inpixon Business

In November 2025, we completed the acquisition of Drone Nerds, LLC and Anzu Robotics, LLC (“Anzu”). Prior to the acquisition, Anzu was affiliated with Drone Nerds, LLC (then known as Drone Nerds, Inc.) through common ownership and its financial results were included in the historical audited financial statements of the Drone Nerds business. The acquisition represented a strategic shift in our operating focus toward enterprise and public sector UAS solutions.

Prior to the acquisition, Drone Nerds, LLC operated as a U.S.-based enterprise drone solutions provider offering hardware distribution, training, service and repair, and fleet support across multiple commercial and public sector verticals. Anzu operated within the broader Drone Nerds ecosystem and contributed additional UAS platform and product capabilities.

The transaction was structured as a purchase of the equity interests of Drone Nerds, LLC and Anzu. Consideration consisted of a combination of cash, promissory notes and equity, as further described in the notes to our consolidated financial statements included in this Annual Report. The acquisition was accounted for under the acquisition method of accounting in accordance with U.S. GAAP, and the results of Drone Nerds have been included in our consolidated financial statements from the acquisition date.

We pursued the acquisition to establish a revenue-generating operating platform in the UAS market and diversify beyond development-stage aircraft activities.

Prior to the acquisition, our primary focus was the Inpixon Business and the development of the TriFan 600 VTOL aircraft program. Following the acquisition, our ongoing operations are centered primarily on UAS solutions and services.

Drone Nerds maintains enterprise sales capabilities, service and repair infrastructure, training programs, and logistics operations that enable end-to-end customer support. We believe this infrastructure provides a foundation for expansion into additional verticals and public sector channels.

Following closing, Drone Nerds, LLC and Anzu became our primary operating subsidiaries for UAS activities. We retained key operational leadership and began aligning reporting structures, corporate functions, and compliance processes across the combined organization.

The acquisition materially changed the composition of our business and revenue base. During December 2025, we actively explored strategic alternatives for the Inpixon Business, including engaging with potential buyers and evaluating a potential sale of the business. In February 2026, we completed the disposition of the Inpixon Business through the sale of all of the shares of Inpixon GmbH to an unrelated party. Our current operations are focused on UAS solutions and aerospace development.

Corporate History and Information

XTI Aerospace, Inc. is a Nevada corporation incorporated in 1999, formerly known as Inpixon, which completed a business combination with XTI Aircraft Company in March 2024. The Company recently moved its principal executive offices, which are now located at:

15505 Wright Brothers Dr.

Addison, TX 75001

Telephone: (800) 680-7412

XTI common stock trades on the Nasdaq Capital Market under the symbol “XTIA.”

The Company conducts its operations primarily through its majority owned subsidiary, XTI Drones Holdings, LLC, which owns Drone Nerds, LLC and Anzu Robotics, LLC and its wholly owned subsidiary, XTI Aircraft Company.

The Company website address is www.xtiaerospace.com. The information contained on, or accessible through, the website is not incorporated by reference into this Annual Report, and you should not rely on any such information in making any investment decision relating to the Company’s securities.

ITEM 1A: RISK FACTORS

We are subject to various risks and uncertainties that may materially harm our business, prospects, financial condition and results of operations. An investment in our common stock and other securities is speculative and involves a high degree of risk. In evaluating an investment in our securities, you should carefully consider the risks described below, together with the other information included in this Annual Report.

If any of the events described in the following risk factors actually occurs, or if additional risks and uncertainties later materialize, that are not presently known to us or that we currently deem immaterial, then our business, prospects, results of operations and financial condition could be materially adversely affected. In that event, the trading price of our common stock could decline, and investors in our securities may lose all or part of their investment. The risks discussed below include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements. Moreover, these disclosures reflect the Company’s beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future.

Summary of Risk Factors

The following summarizes the risks and uncertainties that could materially adversely affect our business, financial condition, results of operation and stock price. You should read this summary together with the more detailed description of each risk factor contained below.

Risks Related to Our Business and Industries

●	Our ability to continue funding our operations and execute our long-term development strategy depends on our ability to maintain sufficient liquidity and obtain additional capital over time;

●	Our UAS business operates in a rapidly evolving market and is subject to risks related to changes in technology, customer demand, regulatory developments, procurement requirements and competition from companies with substantially greater resources;

●	Our UAS operations are subject to evolving federal, state, local and international regulatory requirements, and changes in such regulations or our inability to comply with them could adversely affect our business;

●	Our UAS business depends on relationships with key suppliers and manufacturers, including DJI (as defined below), which represents approximately 49% of our purchases, and adverse regulatory developments, the expiration or non-renewal of dealer agreements, or other disruptions affecting those suppliers could materially adversely affect our business, financial condition and results of operations;

●	Our UAS distribution and services business depends on third-party manufacturers, software platforms and OEM policies, and adverse changes in those relationships could materially adversely affect our business, financial condition and results of operations;

●	Our business may be dependent on a limited number of significant customers, and the loss of one or more such customers, or our inability to attract new customers or fulfill orders, could adversely affect our operating results;

●	The nature of our UAS business and, to the extent we resume the TriFan 600 program, aircraft development activities involve significant risks and uncertainties, including product liability exposure, that may not be covered by insurance or indemnification;

●	We have no guarantee of receiving government contracts for our ADS division, and the defense procurement process is lengthy, unpredictable, and resource-intensive. We may not successfully secure prime contractor agreements, government procurement awards, or commercial partnerships on the timelines we anticipate, or at all;

●	We may be unable to obtain or maintain the security clearances, certifications, and regulatory authorizations required to pursue and perform classified or sensitive government programs;

●	We are subject to the risk that changes in U.S. defense spending, budget sequestration, or shifts in national security priorities will reduce or eliminate the addressable market for our ADS products and services;

●	The TriFan 600 aircraft program has been paused, and if resumed, may never achieve certification, commercial production or market acceptance. We have not made a final determination to resume the program, and there can be no assurance that the program will be resumed or successfully commercialized;

●	Customer orders and service engagements for our UAS products and services and the pre-orders we have received for our aircraft may be non-binding, conditional or written expressions of interest and may be terminated at any time, and cancellations, modifications or delays could materially adversely affect our business, liquidity and cash flows;

●	We may be adversely affected by interruptions in production or supply chain disruptions that are beyond our control, including disruptions impacting suppliers of UAS products or aircraft components if the TriFan 600 program is resumed;

●	If we do not adequately protect our intellectual property rights, we may experience a loss of revenue and our operations and growth prospects may be materially harmed;

●	The ongoing impact of geopolitical conflicts, including the Russia-Ukraine conflict and conflicts in the Middle East, may adversely affect our business, operations and financial condition;

●	We have a history of losses, and in order to successfully execute our business plan, strategic acquisitions and the development of our advanced systems and domestic manufacturing initiatives, we will need to raise additional capital through debt or equity financing, which may not be available on reasonable terms or at all;

●	Our asset-based revolving credit facility and the promissory notes issued in connection with the Drone Nerds acquisition contain covenants and payment obligations that, if not satisfied, could materially adversely affect our liquidity and operations;

●	We may not be able to successfully integrate the business and operations of Drone Nerds or other entities that we have acquired or may acquire in the future, and we may be exposed to unanticipated liabilities or risks arising from the historic operations of acquired businesses;

●	A significant portion of the purchase price related to our strategic acquisitions was allocated to goodwill and intangible assets that are subject to periodic impairment evaluations, and an impairment loss could have a material adverse impact on our financial condition and results of operations;

●	Our business depends on experienced and skilled personnel, and if we are unable to attract, retain and integrate such personnel, or if we lose key personnel, our operations and strategic execution may be adversely affected;

●	We are subject to risks from adverse legal proceedings, cybersecurity threats, IT system failures, privacy and data protection regulations, and numerous other legal and regulatory requirements, violations of which could harm our business;

●	Changes in U.S. administrative policy, including tariffs, trade restrictions, geopolitical conflicts, and macroeconomic conditions, could adversely affect our supply chain economics, customer demand, and financial performance;

●	We may be unable to maintain effective internal control over financial reporting and disclosure controls and procedures, which could adversely affect our ability to accurately report our financial results and maintain investor confidence;

Risks Related to Our Securities

●	Our failure to maintain compliance with the continued listing requirements of the Nasdaq Capital Market may result in our common stock being delisted from the Nasdaq Capital Market, which could negatively impact the price of our common stock, liquidity, our ability to access the capital markets and our stockholders’ ability to sell their shares;

●	Our stock price may be volatile, and sales of our common stock, the perception that future sales may occur, or the issuance of additional debt or equity securities may cause the market price of our common stock to decline;

●	The Class B Units of XTI Drones Holdings, LLC issued in connection with our acquisition of Drone Nerds are exchangeable into shares of our common stock and will be automatically exchanged in February 2027, which will result in dilution to our existing stockholders;

●	We do not intend to pay cash dividends to our stockholders, so it is unlikely that stockholders will receive any return on their investment in our Company prior to selling our stock; and

●	Some provisions of Nevada law, our articles of incorporation and our bylaws may deter takeover attempts, which may inhibit a takeover that stockholders consider favorable and limit the opportunity of our stockholders to sell their shares at a favorable price.

Risks Related to Our Business and Industries

Our ability to continue funding our operations and execute our long-term development strategy depends on our ability to maintain sufficient liquidity and obtain additional capital over time.

Our operations have historically generated net losses and negative operating cash flows, and we have incurred significant cumulative losses since inception. Although we believe our current liquidity is sufficient to fund operations for at least the next twelve months, we will require additional capital over time to support the growth of our UAS distribution and services businesses via acquisitions and, if we decide to resume the TriFan 600 program, the continued development, certification and commercialization of the TriFan 600 aircraft. Because the TriFan 600 program is currently paused, our near-term capital needs are primarily driven by our UAS growth plan and the development of our unmanned systems and domestic manufacturing initiatives.

Our ability to obtain additional financing will depend on many factors, including market conditions, investor demand, our operating performance, and broader economic conditions. If we are unable to obtain additional capital when needed or on acceptable terms, we may be required to delay or scale back certain development programs, reduce operating expenditures, or modify our business strategy, any of which could materially adversely affect our business, financial condition and results of operations.

Our UAS business operates in a rapidly evolving market and is subject to risks related to changes in technology, customer demand, regulatory developments and procurement requirements.

Drone Nerds’ drone, camera and sensor technologies and related software, training, operational support and repair services are sold in new and rapidly evolving markets. The commercial unmanned aerial vehicles (“UAV”) industry is in the early stages of customer adoption, and the FAA’s regulations relating to the integration of commercial drones into the U.S. National Airspace System continue to evolve. Accordingly, our UAS business and future prospects may be difficult to evaluate. We cannot accurately predict the extent to which demand for drone systems and solutions will increase, if at all.

The challenges, risks and uncertainties frequently encountered by companies in rapidly evolving markets could impact our ability to:

●	Generate sufficient revenue to maintain historical profitability of Drone Nerds;

●	Acquire and maintain market share;

●	Achieve or manage growth in our business operations;

●	Renew customer contracts or maintain customer relationships;

●	Successfully stock, market and deliver commercial drone products and end-to-end solutions;

●	Adapt to new or changing policies, regulations and spending priorities of current and prospective clients; and

●	Access to additional financing or capital when required and on reasonable terms.

If we fail to address these and other challenges, risks and uncertainties successfully, our business, results of operations and financial condition would be materially harmed.

Our UAS operations are subject to evolving federal, state, local and international regulatory requirements, and changes in such regulations or our inability to comply with them could adversely affect our business.

The distribution, sale, integration and operation of UAS are subject to extensive and evolving regulation by the FAA, the FCC, the Department of Commerce, the Department of War and other federal, state, local and foreign authorities. These regulations govern, among other things, airspace usage, remote identification, beyond visual line of sight (“BVLOS”) operations, operator certification, product authorizations, communications spectrum, importation, cybersecurity requirements and procurement eligibility for government customers. These regulations may require us to obtain, maintain and periodically renew certifications, waivers or operational authorizations in order to conduct certain types of drone operations, including operations beyond visual line of sight, nighttime operations, flights over people or operations in controlled or restricted airspace. If we are unable to obtain, maintain or renew required approvals or authorizations on commercially reasonable terms or within required timeframes, our ability to expand our services, enter new markets or maintain existing operations could be adversely affected.

Regulatory requirements applicable to UAS technology and operations continue to evolve and may become more restrictive. For example, new rules or interpretations relating to airspace access, operational waivers, remote ID compliance, data security, country-of-origin restrictions, or government procurement eligibility could limit the ability of our customers to deploy certain products or could restrict the products we are permitted to sell. In addition, certain customers may require additional certifications, security clearances or compliance with emerging federal or state procurement restrictions before purchasing UAS products or services.

If we or our suppliers are unable to obtain, maintain or renew required licenses, certifications or authorizations, or if regulatory changes restrict the use, sale or importation of certain drone platforms, components or related technologies, demand for our products and services could decline. Increased regulatory scrutiny, enforcement actions, or delays in regulatory approvals could also increase our compliance costs, disrupt our operations or adversely affect our reputation.

Any material changes in the regulatory framework governing UAS operations, or our failure to comply with applicable laws and regulations, could have a material adverse effect on our business, financial condition and results of operations.

Our UAS business depends on relationships with key suppliers and manufacturers, and adverse regulatory developments or other disruptions affecting those suppliers could materially adversely affect our business, financial condition and results of operations.

Drone Nerds maintains relationships with various global suppliers of drones and related electronics. For the year ended December 31, 2025, purchases from its top three suppliers represented approximately 49%, 13% and 6% of total purchases, respectively. If any of these suppliers were to reduce or terminate their relationship with us, fail to supply products on commercially reasonable terms, or experience operational or regulatory disruptions, our ability to source products could be materially adversely affected.

Drone Nerds relies on SZ DJI Technology Co, Ltd. and affiliates (“DJI”) for a significant portion of its drone sales. In September 2025, Drone Nerds, LLC entered into a one-year agreement with DJI to serve as an official non-exclusive dealer of its products in the United States. DJI has been included on certain U.S. government watchlists relating to national security and data concerns.

In addition, the FCC and other U.S. government agencies have taken actions, including actions relating to the FCC’s Covered List and national security restrictions affecting certain foreign-manufactured unmanned aircraft systems and related components, that may affect the authorization, procurement, or use of certain drone platforms in the United States. These actions may limit manufacturers’ ability to obtain FCC equipment authorization for new products or product modifications, which could affect the ability to market or sell certain drone platforms or components in the United States.

Although existing FCC equipment authorizations for previously approved products generally remain valid, federal agencies may impose procurement restrictions, usage limitations, or other requirements affecting the deployment of such products. Regulatory actions, procurement bans, import restrictions, or heightened export-control or data-security scrutiny could reduce customer demand, limit participation in government-funded projects, or otherwise adversely affect sales of DJI-based systems.

If regulatory developments restrict DJI’s ability to sell products in the United States or limit customer use of such products or our agreement with DJI expires and is not renewed, we may be required to seek alternative suppliers, renegotiate supplier agreements, or incur transition costs. Our ability to diversify our supplier base may be limited, and there can be no assurance that alternative suppliers would be available on comparable terms, if at all. Any significant disruption in supply, reduction in product availability, or decline in customer demand could materially and adversely affect our business, financial condition and results of operations.

Our UAS operations also depend on the continued availability of critical components such as batteries, sensors, communications equipment, software platforms and replacement parts supplied by third-party manufacturers and vendors. Shortages of these components, quality control issues, transportation delays, trade restrictions, tariffs, geopolitical developments or financial distress affecting key suppliers could delay service delivery, increase operating costs or reduce operational capacity, which could materially adversely affect our business, financial condition and results of operations.

Our UAS operations involve assembly, configuration, integration, repair and service activities that expose us to operational, quality and execution risks that could adversely affect our business.

Our UAS business includes activities such as assembling, configuring, integrating, testing, repairing and maintaining drone systems and related components for customers. These operational activities involve risks that differ from those associated with simple product distribution, including the risk of technician errors, quality control failures, equipment malfunctions, improper installation, delays in service delivery, and failures to meet customer specifications or performance expectations.

As our UAS operations grow, we may face challenges in scaling our service infrastructure, training and retaining qualified personnel, maintaining consistent quality standards, and managing workflow and inventory across multiple locations. Any operational or service failures could result in product returns, warranty claims, customer disputes, contract penalties, reputational harm, increased operating costs or reduced margins. In addition, defects or failures in products that we assemble, configure or service could expose us to liability claims or regulatory scrutiny.

If we are unable to manage these operational risks effectively, our business, financial condition and results of operations could be materially adversely affected.

We may experience losses or reduced margins if we are unable to accurately forecast demand for UAS products or manage our inventory effectively.

Our business requires us to maintain inventory of drone platforms, components and related equipment in advance of customer demand. Demand for UAS products can be affected by regulatory changes, technological developments, seasonal purchasing patterns, government procurement cycles and macroeconomic conditions. If we overestimate demand, we may hold excess or obsolete inventory, incur storage and carrying costs, or be required to sell products at reduced prices. Conversely, if we underestimate demand, we may be unable to fulfill customer orders in a timely manner, resulting in lost sales and reduced customer satisfaction. Any significant mismatch between inventory levels and customer demand could materially adversely affect our gross margins, operating results and cash flows.

Our UAS distribution and services business depends on third-party manufacturers, software platforms and OEM policies, and adverse changes in those relationships could materially adversely affect our business, financial condition and results of operations.

A significant portion of our UAS business involves the distribution, integration, servicing and support of products manufactured by third-party drone and sensor OEMs. Our ability to sell, service and support these products depends on maintaining strong commercial relationships with such manufacturers and complying with their distribution, pricing, branding, warranty and technical requirements.

Many OEMs control critical elements of the ecosystem in which their products operate, including firmware updates, cloud-based management platforms, software development kits (SDKs), application programming interfaces (APIs), parts availability, repair authorizations and technical documentation. Changes to these platforms, pricing structures, reseller programs, minimum purchase requirements, territory allocations, certification requirements or other OEM policies could:

●	reduce our margins;

●	limit our ability to access certain products or components;

●	restrict our ability to provide repair or support services;

●	delay product availability;

●	increase compliance or administrative costs; or

●	result in the termination or non-renewal of distribution or service agreements.

In addition, some OEMs may choose to sell directly to end customers, expand their own direct sales channels, consolidate distribution networks or favor larger or strategically aligned distributors. If any key OEM were to reduce our authorized reseller status, impose less favorable commercial terms, limit product allocations, or terminate our relationship, we may be unable to replace such products on comparable terms, or at all.

Our dependence on third-party platforms and OEM-controlled ecosystems reduces our control over product roadmaps, pricing, support policies and long-term availability. Any material disruption or deterioration in these relationships could have a material adverse effect on our UAS business, financial condition and results of operations.

We may be unable to effectively manage the growth and operational complexity of our expanding UAS distribution and services business.

Our recent growth and the expansion of our UAS operations have increased the complexity of our business and placed significant demands on our management, personnel, operational systems and infrastructure. Continued growth may require us to expand our workforce, warehouse capacity, service capabilities, information technology systems and internal controls. If we are unable to successfully manage these operational demands, maintain service quality, or integrate new personnel and processes effectively, our ability to fulfill customer orders, provide timely support services and maintain customer satisfaction could be adversely affected. Any failure to manage our growth effectively could result in operational inefficiencies, increased costs, service disruptions or reputational harm, which could materially adversely affect our business, financial condition and results of operations.

Our UAS business requires us to maintain inventory, and we may incur losses due to excess inventory, obsolescence or changes in market demand.

Our UAS distribution and services business requires us to purchase, hold and manage inventory of drone platforms, components, accessories, replacement parts and related products. We must forecast customer demand, regulatory developments and technology trends when making inventory purchasing decisions. Because the UAS market is characterized by rapid technological change, evolving regulatory requirements and changing customer preferences, products we hold in inventory may become obsolete, subject to new restrictions, or less desirable before they are sold.

In addition, adverse regulatory developments, including changes to U.S. import restrictions, sanctions, FCC authorization requirements, NDAA compliance rules or other government procurement standards, could limit our ability to sell certain products we have already purchased. If we are required to discontinue or restrict sales of certain products, we may be required to write down or dispose of affected inventory at a loss.

We may also experience excess inventory levels if customer demand declines, orders are cancelled or delayed, suppliers introduce newer models, or macroeconomic conditions reduce purchasing activity. Any significant write-downs for excess or obsolete inventory would adversely affect our gross margins, operating results and financial condition.

Furthermore, if we are unable to accurately forecast demand or manage inventory effectively, we may experience shortages of high-demand products, which could result in lost sales and damage to customer relationships.

We may incur significant costs to honor warranties, provide service, repairs, maintenance and technical support for UAS products we distribute or service, and failures in these activities could adversely affect our business, financial condition and results of operations.

We may incur costs to support warranties, provide service, repairs, maintenance and technical support for UAS products we distribute or service, and failures in these activities could adversely affect our business, financial condition and results of operations.

A portion of our UAS business involves providing repair, maintenance and technical support services for the drone systems, sensors and related equipment we distribute. The products we sell are generally covered by manufacturer warranties. We do not typically provide standalone product warranties; however, certain product protection programs may be included with or offered in connection with product sales. We may also provide support, repair or other post-sale services to our customers, including facilitating warranty claims with manufacturers.

Although manufacturer warranties are generally the responsibility of the supplier, we may incur costs associated with providing service support, including labor, logistics and administrative expenses. We may also bear costs in situations where warranty coverage is disputed, delayed or otherwise not honored by the manufacturer. In addition, we may offer certain extended service or support arrangements in limited circumstances.

If we fail to meet customer expectations regarding service quality, response time or product performance, or if warranty claims are not resolved in a timely or satisfactory manner, we could experience customer dissatisfaction, reputational harm, loss of repeat business or increased costs, any of which could adversely affect our business, financial condition and results of operations.

Licenses and regulatory authorizations required for certain UAS products may be difficult to obtain in the future, which could adversely affect our ability to sell certain products.

Our drones and other electronic products require regulatory approvals and certifications, including FCC equipment authorizations, in order to be imported into the United States and sold to customers. Such approvals are typically obtained by the manufacturers of the products we distribute. If our suppliers are unable to obtain, maintain or renew required regulatory approvals, certifications or authorizations, or if such approvals are delayed, revoked, restricted or become subject to additional conditions, we may be unable to sell affected products. In addition, certain UAS operations may require operational approvals, waivers or authorizations from regulatory authorities, including approvals for operations beyond visual line of sight, nighttime operations or flights in controlled airspace. Delays in obtaining or maintaining such approvals could limit our ability to deploy services, expand into new markets or meet customer requirements.

In addition, changes in regulatory standards, heightened scrutiny of certain manufacturers, export control regulations, import restrictions or other governmental actions could limit the availability of certain drone platforms or components. If key products are restricted, delayed or removed from the market due to regulatory actions, our revenue, customer relationships and financial results could be materially adversely affected.

The nature of our UAS business and, to the extent we resume the TriFan 600 program, aircraft development activities involves significant risks and uncertainties, including product liability exposure, that may not be covered by insurance or indemnification.

Our UAS business and, to the extent we resume the TriFan 600 program, aircraft development activities involve significant operational and legal risks and uncertainties, and insurance or indemnification may not be available in all circumstances. We develop, distribute, service and support drones and other electronic products. As a result, claims could be brought against us if the use or misuse of one of the products we sell, service or develop causes, or merely appears to have caused, personal injury, death or property damage. In addition, defects, errors or failures in our products or services could lead to other potential life, health and property risks.

In our UAS operations, product liability risks may arise from equipment malfunctions, operator error, software failures, battery incidents, collisions or other operational incidents involving drones deployed by customers or service personnel. These incidents may result in personal injury, property damage, regulatory investigations, litigation or reputational harm. Because drone operations often occur in populated or industrial environments, even isolated incidents could lead to significant claims, increased insurance costs, operational restrictions or loss of customer confidence.

In addition, Drone Nerds has historically developed and sold products and services in circumstances where insurance or indemnification may be limited or unavailable, including in connection with the collection, processing and analysis of various types of information. Our UAS products and services may raise legal issues relating to privacy, data security, civil liberties, intellectual property, trespass, conversion and similar concepts, which may result in claims, regulatory scrutiny, enforcement actions or litigation.

Indemnification to cover potential claims or liabilities resulting from the failure of technologies we deploy may be available in certain circumstances but not in others. The uncrewed aerial systems industry continues to evolve, and insurance coverage for certain operational risks may be limited, unavailable, subject to significant exclusions, or prohibitively expensive. We may not be able to obtain or maintain product liability insurance or other insurance coverage in sufficient amounts, on commercially reasonable terms, or at all, and any such insurance may not be adequate to cover all potential liabilities.

Substantial claims resulting from an accident, product failure, or personal injury or property liability arising from our products and services in excess of any indemnity or insurance coverage (or for which indemnity or insurance coverage is not available or is not obtained) could harm our financial condition, cash flows and operating results. Any accident, even if fully covered or insured, could negatively affect our reputation among our customers and the public and make it more difficult for us to compete effectively.

The growth of our UAS business depends on increasing sales to existing customers and obtaining new customers, which, if unsuccessful, could limit our financial performance.

Our future success depends, in part, on our ability to increase revenues from existing customers by identifying additional opportunities to sell more of our UAS products and services, including drone platforms, cameras, sensors, software, training, repair and operational support services, and on our ability to obtain new customers. The rate at which customers purchase additional products and services, and our ability to attract new customers, depends on a number of factors, including customer demand for UAS solutions, our ability to offer high-quality products and services at competitive prices, meeting customer needs and expectations, the strength of our competitors, the capabilities of our sales and marketing efforts, the availability of drone products from key suppliers, regulatory developments and general economic conditions.

If we are not able to continue to increase sales of our UAS products and services to existing customers or to obtain new customers in the future, we may not be able to increase our revenues and could suffer a decrease in revenues. In addition, certain customer demand may depend on government budgets, procurement cycles and contract awards, which are difficult to predict.

Our business may be dependent on a limited number of significant customers, and the loss of one or more such customers could adversely affect our operating results.

A portion of our revenues may be derived from a limited number of significant customers, and the importance of any individual customer may vary from period to period. The loss of a significant amount of business from one or more major customers, or a reduction in orders, could materially and adversely affect our results of operations until such time, if ever, as we are able to replace the lost business.

In addition, certain customers, including public sector and enterprise customers, may delay, reduce or cancel purchases due to budgetary constraints, procurement cycles, regulatory developments or changing operational priorities. To the extent that we are dependent on any significant customer, we are subject to the risks faced by that customer, including financial condition, funding availability and operational performance, which may impact the customer’s ability to make timely payments to us or continue purchasing our products and services.

If we are unable to collect our receivables in a timely manner, our liquidity, working capital and results of operations could be adversely affected.

Our UAS business depends on our ability to successfully obtain payment from customers for products delivered and services performed. The timely collection of receivables is critical to generating cash flow, maintaining adequate working capital and supporting inventory purchases, operating expenses and debt service obligations.

Customers may delay or fail to pay invoices for a number of reasons, including financial difficulties, macroeconomic conditions, budgetary constraints, administrative or procurement delays, disputes regarding products or services, or bankruptcy proceedings. Certain customers, including public sector customers, may also be subject to extended payment cycles.

An extended delay or default in payment by significant customers could adversely affect our accounts receivable aging, reduce cash flow and impair our ability to meet working capital needs. In addition, because availability under our asset-based lending facility may be tied in part to eligible receivables, deterioration in receivables quality or collectability could reduce borrowing availability.

If we are unable to timely collect receivables for any reason, our liquidity, financial condition and results of operations could be materially adversely affected.

Defects, errors or vulnerabilities in the products we distribute, service or develop, or the failure of such products to perform as expected, could harm our reputation and adversely affect our results of operations.

The drone systems, sensors, software and related products we distribute and service are complex and may contain design defects, manufacturing defects, firmware or software errors, or security vulnerabilities that are not detected until after the products are sold or deployed by customers. In addition, products may fail to perform as expected due to component failures, integration issues, user error, or interoperability issues with third-party software, communications networks or payloads.

Certain drone platforms and connected devices may be vulnerable to cybersecurity threats, including unauthorized access, malware, spoofing, jamming or data interception. Because techniques used by malicious actors evolve rapidly, we may be unable to anticipate these techniques or ensure that products we sell or support will be able to adequately prevent or mitigate such threats.

Because many drone systems rely on wireless communications, remote control technologies and network connectivity to operate, cybersecurity incidents affecting these systems could disrupt flight operations, result in loss of control of aircraft, compromise operational or customer data, or expose us to liability under aviation safety, data protection or privacy laws and regulations.

In addition, errors in software updates, firmware updates or configuration changes could result in product malfunction, degraded performance, loss of data, reduced reliability or safety incidents. Any defects, errors or vulnerabilities in products we distribute, service or develop could result in:

●	expenditure of significant financial and operational resources to analyze, correct, replace or work around errors, defects or vulnerabilities;

●	delayed or lost revenue;

●	loss of existing or potential customers, suppliers or strategic partners;

●	increased warranty claims, returns, repair costs or service obligations, which could adversely affect gross margins;

●	product recalls, regulatory scrutiny, or restrictions on product sales; and

●	litigation, regulatory inquiries or investigations that may be costly and harm our reputation.

If we are unable to prevent, identify and address such defects, errors or vulnerabilities, our business, financial condition and results of operations could be materially adversely affected.

If the UAS products and solutions we distribute and support do not effectively interoperate with our customers’ systems and operational requirements, deployments could be delayed or cancelled, which would harm our financial condition, operating results and growth prospects.

The UAS products and solutions we distribute and support must effectively interoperate with our customers’ existing systems, software platforms, communications networks, payloads, data processing tools and operational workflows. Customer environments often have different specifications, utilize multiple protocol standards, deploy products from multiple vendors, and contain multiple generations of equipment that have been added over time. As a result, when performance issues occur, it may be difficult to identify the source of the problem.

If the products we sell or support do not integrate effectively with customer systems or operational requirements, customers may experience reduced performance, delays in deployment, increased support requirements, or the inability to achieve expected mission outcomes. In such cases, customers may delay purchases, reduce order volumes or cancel orders, any of which could adversely affect our business, results of operations and financial condition.

In addition, certain customers, particularly public sector, defense, and enterprise customers, may require products to comply with specific security, procurement, communications, data handling or other standards and certifications. If products we distribute are late in achieving, or fail to achieve, compliance with applicable certifications and standards, or competitors sooner achieve such compliance, we may be disqualified from selling to such customers or may otherwise be at a competitive disadvantage, which could harm our business, results of operations and financial condition.

We have no guarantee of receiving government contracts, and our failure to do so would materially harm our revenues and growth prospects.

ADS intends to pursue contracts with the Department of War, federal agencies, and allied government customers. The award of government contracts is subject to competitive bidding processes, shifting procurement priorities, budget allocations, and administrative determinations that are entirely outside of our control. There is no assurance that ADS will be awarded any contract for which it competes, that any existing relationships we may develop with government personnel will translate into contract awards, or that contracts awarded will be renewed or extended upon expiration. If ADS is unable to secure government contract awards, it may be unable to generate revenues or achieve the growth objectives contemplated for this division, which would adverse affect our overall business and prospects. Government customers may also delay procurements, cancel solicitations, modify technical requirements, or award contracts in smaller quantities than anticipated, which could reduce expected revenues or delay program execution.

Government contracts are subject to termination for convenience, funding reductions, and regulatory changes that could eliminate anticipated revenues without recourse.

Even if ADS is successful in securing government contracts, such contracts may be terminated by the contracting agency at any time for convenience, without cause, and with limited compensation to the Company. Government appropriations are subject to annual congressional approval, continuing resolutions, sequestration, and other budgetary constraints that may reduce, delay, or eliminate funding for programs under which ADS operates. Changes in administration, defense policy priorities, or national security strategy may result in the cancellation or restructuring of programs in which ADS participates, regardless of performance or contractual obligations. In addition, government contracts may be modified, suspended, or terminated for default if we fail to comply with applicable contractual, regulatory, or performance requirements, which could result in actual or anticipated revenues being reduced or eliminated, and could subject us to financial penalties, repayment obligations, or reputational harm.

The defense procurement process is lengthy, unpredictable, and resource-intensive, and we may expend significant capital pursuing contracts that are never awarded.

Defense and government procurement cycles are complex and can span months or years from initial solicitation to contract award. ADS may be required to invest substantial financial, personnel, and technical resources in proposal development, demonstration activities, prototype builds, and compliance preparation — with no guarantee of award. Procurement decisions may be protested by competing bidders, resulting in further delays or reversals of awards. The mismatch between our cost of pursuit and the timing of potential contract revenue could strain our liquidity and divert resources from other strategic priorities. In addition, procurement terms, evaluation criteria, or customer requirements may change during the procurement process, requiring us to incur additional costs to remain competitive or compliant, with no assurance of award. Further, the failure to recover bid and proposal costs for unsuccessful procurements could adversely affect our financial condition, particularly if multiple large pursuits are unsuccessful or delayed.

We operate in a highly competitive market for autonomous unmanned systems, and many of our competitors have substantially greater resources, established relationships, and proven contract histories.

The market for autonomous unmanned aerial systems serving defense and government customers includes large, established defense primes, well-capitalized venture-backed startups, and foreign manufacturers with significant price advantages. Many of our competitors have decades-long relationships with defense procurement offices, existing IDIQ contract vehicles, cleared facilities and personnel, and proven platform histories that ADS has not yet established. Our ability to compete effectively will depend on our capacity to differentiate on technology, cost, compliance, and speed — none of which is assured in a market where incumbency and past performance carry significant procurement weight. In addition, certain competitors may benefit from government preferences, domestic sourcing requirements, or procurement frameworks that favor incumbent contractors or suppliers with established past performance records. Some competitors may also be able to devote substantially greater resources than we can to proposal development, testing, compliance, manufacturing scale-up, pricing concessions, and lobbying or business development efforts, which could place us at a competitive disadvantage.

Our autonomous systems may fail to meet evolving military performance, reliability, and interoperability requirements, which could disqualify us from contract competitions or result in contract termination.

Defense customers impose rigorous and evolving technical standards on autonomous platforms, including requirements related to system reliability, cybersecurity, communications interoperability, electromagnetic compatibility, and resistance to electronic warfare and GPS-denied environments. ADS’s systems may fail to meet these requirements during testing, evaluation, or fielded operations. Military standards and requirements can change between the time of proposal submission and contract award, and ADS may be required to undertake costly redesigns or modifications to remain competitive or compliant. Failure to satisfy technical requirements could disqualify ADS from competition or result in contract termination for default, with material adverse consequences. In addition, failures discovered after deployment or acceptance of systems could result in warranty claims, contractual penalties, or obligations to repair or replace systems at our expense. Such failures could also delay customer acceptance, impair our past performance record, give rise to indemnification obligations, or adversely affect our ability to compete for future contracts.

We may be unable to obtain or maintain the security clearances, certifications, and regulatory authorizations required to pursue and perform classified or sensitive government programs.

Many defense contracts require company personnel, facilities, and information systems to hold appropriate security clearances issued by the Defense Counterintelligence and Security Agency or other federal authorities. ADS may be unable to obtain necessary clearances in a timely manner, or at all, for key personnel or facilities. The denial, delay, suspension, or revocation of required clearances — whether due to adjudicative determinations, foreign ownership or control considerations, or other factors — could prevent ADS from competing for or performing on classified programs. Additionally, compliance with International Traffic in Arms Regulations (ITAR), Export Administration Regulations (EAR), and other export control regimes is complex and costly, and violations could result in debarment, fines, and reputational damage. Violations of export control, sanctions, or national security regulations may also result in suspension or debarment from government contracting, civil or criminal penalties, or restrictions on our ability to export products or technology. Compliance with clearance, export control, and related national security requirements may also require us to implement costly policies, procedures, and system controls, and any failure to do so adequately could adversely affect our ability to compete for and perform sensitive programs.

We are subject to the risk that changes in U.S. defense spending, budget sequestration, or shifts in national security priorities will reduce or eliminate the market for our products and services.

ADS’s revenue prospects are directly dependent on the level of U.S. government spending on autonomous unmanned systems, which is in turn subject to federal budget negotiations, congressional appropriations, and executive branch policy determinations. Reductions in defense spending, shifts in strategic priority toward or away from unmanned systems, or the consolidation of procurement programs could materially reduce the addressable market for ADS’s products. The Company has no ability to influence federal budget decisions, and our financial projections may prove incorrect if assumed levels of government investment in autonomous systems are not sustained. In addition, delays in appropriations legislation, government shutdowns, or changes in defense acquisition strategies could disrupt procurement timelines and delay contract awards. Because our expected ADS revenues may be concentrated in a limited number of programs or customers, any such delays, reductions, or cancellations could have a disproportionate adverse effect on this business unit.

We may rely on teaming arrangements and subcontracts with prime contractors whose decisions and performance are outside of our control and who may become our competitors.

ADS may pursue government contracts as a subcontractor or teaming partner to larger defense prime contractors. In these arrangements, the prime contractor retains control over proposal strategy, pricing, scope allocation, and the customer relationship. To the extent we secure these types of arrangements, prime contractors may reduce our workshare, replace us with alternative subcontractors, terminate teaming arrangements without cause, or develop competing internal capabilities using knowledge gained through our collaboration. Our revenues from such arrangements would be contingent on the prime contractor’s continued selection for and performance under the prime contract, over which we have no direct control. In addition, disputes with prime contractors regarding performance, pricing, intellectual property rights, or contract interpretation could result in reduced revenue, litigation, or termination of subcontract relationships. In certain cases, our rights against a prime contractor may be limited by the terms of the applicable subcontract or teaming agreement, and we may have little or no direct recourse against the government customer.

Our ability to scale ADS operations is dependent on recruiting and retaining personnel with specialized expertise in autonomous systems, defense engineering, and government program management — talent that is in high demand and limited supply.

The development, integration, and support of autonomous unmanned systems requires specialized talent in areas including autonomy software, embedded systems engineering, signals intelligence, RF communications, systems integration, and government program management. Competition for this talent among defense primes, technology companies, and government agencies is intense. ADS may be unable to attract or retain the personnel necessary to execute its development programs and contract obligations in a timely and cost-effective manner. The loss of key technical or program management personnel could delay development programs, impair contract performance, and damage our standing with government customers, with material adverse effects on our business and prospects. In addition, certain government programs may require personnel with security clearances or specialized certifications, which may further limit the available talent pool and increase hiring and retention costs. Any inability to recruit, retain, or replace such personnel on acceptable terms could also delay contract execution, increase labor costs, or impair our ability to satisfy customer requirements.

The TriFan 600 aircraft program has been paused, and if resumed, may never achieve certification, commercial production or market acceptance.

In 2026, we paused the TriFan 600 aircraft program and redirected the division’s resources toward unmanned systems development. We are preserving the underlying intellectual property and engineering work product, but we have not made a final determination to abandon the program. If the TriFan 600 program is resumed, the development, certification and commercialization of advanced aircraft is a complex, costly and time-consuming process, and there can be no assurance that we will successfully complete development, obtain required regulatory approvals or achieve commercial production.

We will not generate revenues from the sale of aircraft without successfully resuming active development of the TriFan 600, securing FAA type certification, and completing production readiness activities, each of which involves substantial risk and uncertainty. The TriFan 600 program is currently paused, and any resumption will require significant additional capital. There can be no assurance that such capital will be available on acceptable terms, or at all.

The strategic reorientation of our former XTI Aircraft division toward unmanned systems development introduces significant new execution risks.

In 2026, following the acquisition of Drone Nerds, the Company paused active development phase of the TriFan 600 manned VTOL aircraft program and redirected the former XTI Aircraft division, now operating as XTIA Autonomous Defense Systems (the “ADS division”), toward the design and development of unmanned platforms for defense and commercial applications. The TriFan 600 program has been paused, and the Company has not made a final determination to abandon it. However, there can be no assurance that the program will be resumed, or that, if resumed, it will achieve FAA certification, reach commercial production, or generate revenues.

The ADS division is in an early stage of development and has not generated revenues. Its ability to generate revenues will depend on its success in securing development contracts, government procurement awards, or commercial partnerships, none of which are assured. The division faces significant competition from established defense contractors and unmanned systems developers with substantially greater resources, experience, and existing customer relationships. There can be no assurance that the ADS division will successfully develop marketable products, secure contracts, or generate revenues on the timeline anticipated, or at all.

The reorientation of the former XTI Aircraft division also introduces execution risks, including the challenge of recruiting and retaining additional personnel with specialized unmanned systems experience, the difficulty of competing for defense procurement awards as a relatively new entrant, and the risk that the engineering expertise developed through the TriFan 600 program may not translate directly into commercially viable unmanned systems products. These risks, individually or in combination, could materially adversely affect our business, financial condition, and results of operations.

In addition, we have devoted significant financial and engineering resources to the TriFan 600 program, and if the program is not resumed, we may not realize a return on those investments.

While our current operations are primarily focused on our UAS solutions business, if we resume the TriFan 600 program, the program will be subject to significant development, certification, and financing risks. Any resumption of active TriFan 600 development could divert management attention and financial resources from our UAS operations and adversely affect our business, financial condition and results of operations.

The TriFan 600 aircraft program has been paused. To the extent we decide to resume the program, certification by the FAA will be required for the sale of the TriFan 600 in the civil or commercial market in the United States. The process to obtain such certification is expensive and time consuming and has inherent engineering risks. These include (but are not limited to) ground test risks such as structural strength and fatigue resistance, and structural flutter modes. Flight test risks include (but are not limited to) stability and handling over the desired center-of-gravity range, performance extremes (stalls, balked-landing climb, single-engine climb), and flutter control effectiveness (aircraft roll effectiveness, controllability, various control failure safety). We cannot predict whether or when the TriFan 600 program will be resumed, and until it is, these certification risks are contingent on a future decision to re-engage the program. Any decision to resume the TriFan 600 program would require substantial additional capital and a commitment of engineering and management resources. Any resumption-related costs, delays or adverse developments could divert management attention and financial resources from our UAS operations, limit our ability to invest in the growth, staffing or expansion of our UAS business, or otherwise disrupt the execution of our operating strategy. These impacts could adversely affect our ability to meet customer demand, maintain service levels, or pursue new business opportunities in our UAS operations, and could materially adversely affect our business, financial condition and results of operations.

Customer orders and service engagements for our UAS products and services and the pre-orders we have received for our aircraft may be non-binding, conditional or written expressions of interest and may be terminated at any time prior to execution of a definitive agreement, and cancellations, modifications or delays could materially adversely affect our business, liquidity and cash flows.

Customer orders, project-based engagements and service arrangements for our UAS products and services may be non-binding, subject to change, or dependent on customer budgets, project timing, regulatory approvals or operational needs. Customers may delay, reduce or cancel planned purchases or service engagements with little or no advance notice. Such changes could result in fluctuations in demand, inventory levels, workforce utilization and revenue, and could adversely affect our ability to plan operations, manage costs and maintain margins. Any cancellation, modification or delay in customer orders or service engagements could materially adversely affect our business, financial condition and results of operations.

We previously operated a pre-sales program for the TriFan 600 aircraft under which we received refundable deposits equal to approximately $1,350,000. The TriFan 600 program is currently paused. Deposits are refundable upon customer request, and customers are not obligated to purchase an aircraft or to enter into a binding purchase agreement. We expect to return deposits to customers who request a refund in accordance with the terms of the applicable customer agreements, and any such returns would reduce our available cash.

Our drone operations may be adversely affected by weather conditions and other environmental factors beyond our control.

Drone operations are subject to weather-related and environmental limitations, including high winds, precipitation, temperature extremes, reduced visibility and other conditions that may prevent or delay safe flight operations. Adverse weather conditions or environmental disruptions could delay project completion, increase operating costs, reduce operational efficiency or limit our ability to meet customer expectations.

In addition, severe weather events, natural disasters or other environmental disruptions could temporarily suspend operations in affected regions or reduce demand for our services, which could materially adversely affect our business, financial condition and results of operations.

We operate in highly competitive markets characterized by rapid technological change, and we may be required to reduce prices or modify our offerings to remain competitive, which could adversely affect our results of operations.

We operate in highly competitive markets in both the UAS and the aerospace industries, which are characterized by rapid technological innovation, evolving customer requirements, changing industry standards and frequent introductions of new products, product enhancements, software capabilities and distribution models. Many of our current and potential competitors are well-established, have or may have longer-standing relationships with customers and potential business partners, have or may have greater name recognition, and have or may have access to significantly greater financial, technical and marketing resources.

In our UAS business, we face significant competition from drone manufacturers that sell directly to customers, other distributors and resellers, systems integrators and service providers. In addition, advancements in drone platforms, sensors, batteries, communications systems, autonomy, artificial intelligence and data processing technologies may quickly render existing products less competitive or obsolete. Our ability to remain competitive depends in part on our relationships with key suppliers and our ability to timely introduce new products and services that reflect current technology trends, customer requirements and regulatory developments.

To the extent we resume our TriFan 600 aircraft program, such program potentially competes with a variety of aircraft manufacturers in the United States and abroad. We could face competition from competitors of whom we are not aware that have developed or are developing technologies that will offer alternatives to the TriFan 600. Competitors could develop an aircraft that renders the TriFan 600 less competitive than we believe it would become. Other manufacturers may be developing a light, fixed-wing VTOL aircraft with performance similar to that of the TriFan 600.

Similarly, if we resume the program, the development of the TriFan 600 would require the successful integration of advanced propulsion, avionics, software and control systems. Technological challenges, evolving certification requirements or competitor advancements could require redesign, additional investment or changes to our development roadmap.

Competitive pressures may result in pricing pressure, reduced margins, and the need to increase sales and marketing expenditures. As a result, we may be required to reduce the prices of certain products and services we sell, offer more favorable terms, or increase promotional activity to remain competitive. If we are not able to maintain favorable pricing, successfully differentiate our offerings, or achieve sufficient gross margins, our business, financial condition and results of operations could be materially adversely affected.

If we are unable to obtain and maintain adequate facilities and infrastructure, we may be unable to effectively store, service, repair and distribute UAS products or develop and manufacture our products as our business grows.

In order to support our UAS operations, including maintaining adequate warehouse space, service and repair facilities, logistics infrastructure and inventory management systems, and, if the TriFan 600 program is resumed, to develop and manufacture our aircraft, we must be able to obtain and maintain adequate facilities and infrastructure. While we believe our current facilities are adequate for our present level of operations, as our UAS business grows, we may be required to expand or upgrade these facilities and systems. Any inability to secure suitable facilities on commercially reasonable terms, disruptions at our service or warehouse locations, or failure to effectively manage inventory and repair operations could adversely affect our ability to fulfill customer orders, provide timely service and support, and maintain customer relationships, which could materially adversely affect our business, financial condition and results of operations.

Moreover, if the TriFan 600 program is resumed and the aircraft reaches commercial production, the aircraft would require ongoing maintenance and support, the costs and frequency of which are uncertain. There can be no assurance that the program will be resumed or that the aircraft will reach commercial production.

Our UAS operations depend on trained drone operators, technicians and other qualified personnel, and competition for such personnel is significant. If the TriFan 600 program is resumed, pilot and mechanic availability could affect the commercialization of the aircraft.

Our UAS operations rely on trained drone operators, technicians, repair personnel and other skilled employees, including individuals holding FAA Part 107 certifications and other applicable credentials. Competition for qualified personnel in the UAS industry is significant and may increase as adoption of drone technology expands. If we are unable to attract, train and retain qualified personnel in sufficient numbers, our ability to grow our UAS business, provide timely service and support, and execute our strategic plans could be adversely affected.

If and when the TriFan 600 program is resumed and the aircraft approaches commercialization, a shortage of pilots and qualified aviation mechanics could adversely affect demand for the aircraft and the Company’s ability to support customers. There is an existing shortage of pilots in the broader aviation industry, and trained aviation mechanics are also in limited supply. If these conditions persist at the time the TriFan 600 program is resumed, they may reduce our ability to sell aircraft at scale or operate on the timelines we project at that time.

We may be adversely affected by interruptions in production or supply chain disruptions that are beyond our control, including disruptions impacting suppliers of UAS products or aircraft components if the TriFan 600 program is resumed.

UAS Operations

Our UAS operations depend on the timely availability of drone platforms, payloads, batteries, components and related products from third-party manufacturers. Disruptions in global supply chains, shipping delays, manufacturing constraints, tariff or trade restrictions, or other supplier-related issues could reduce product availability, increase costs, delay customer deliveries, and adversely affect our ability to maintain adequate inventory levels. Because our current operations are primarily focused on our UAS distribution, service and solutions business, disruptions affecting our suppliers, logistics providers or product availability could have an immediate impact on our revenue, customer relationships and service operations. Any such disruptions could materially adversely affect our business, financial condition and results of operations.

In addition, to the extent we assemble, configure, integrate, test, repair or otherwise prepare UAS products and related components for sale or customer deployment, we may be exposed to manufacturing and production execution risks. These risks include quality control issues, defects in assembly or integration, equipment malfunctions, production inefficiencies, delays in scaling operations, and failures to meet customer specifications or delivery schedules. Any such issues could result in product returns, warranty claims, customer disputes, reputational harm, increased operating costs or reduced margins, any of which could materially adversely affect our business, financial condition and results of operations.

TriFan 600

If the TriFan 600 program is resumed, we would intend to produce the TriFan 600 using systems, components and parts developed and manufactured by third-party suppliers. This supply chain exposes us to multiple potential sources of delivery failure or component shortages for our aircraft, most of which are out of our control. Such suppliers may be subject to additional risks such as financial problems that limit their ability to conduct their operations. If any of these third parties experience difficulties, it could have a direct negative impact on us.

While we believe that we may be able to establish alternate supply relationships and can obtain replacement components if the program is resumed, we may be unable to do so in the short term or at all at prices that are acceptable to us or may need to recertify components, which could increase costs or delay development timelines.

If we needed to find alternative suppliers for any key components, then this could increase our costs and adversely affect our ability to receive such components on a timely basis, or at all, which could cause significant delays if we resume the program in the development, certification or commercialization of our aircraft and adversely affect our relationships with customers.

Our research and development efforts may not produce successful products or capabilities that result in significant revenue, cost savings or other benefits.

Developing new UAS solutions, software capabilities, service offerings and related product enhancements, as well as advanced unmanned systems and related technologies, including in our ADS division, is expensive, time-consuming and subject to significant technical, operational and regulatory uncertainty. Investments in research and development may not result in successful designs, marketable products, improved performance or other anticipated benefits, and may take longer than expected to achieve technical milestones. In addition, development efforts may result in products or capabilities that are more expensive than anticipated or that do not meet customer requirements or may not be adopted by customers at the levels we expect.

Our UAS business requires ongoing investments in evaluating new drone platforms, payload technologies, software tools and service capabilities, as well as developing customized solutions for customers in specialized industries. Our ADS division is in an early stage of development and has not generated revenues, and its ability to generate revenues will depend on its success in developing commercially viable products, securing development contracts or partnerships, and achieving customer acceptance, none of which are assured. These efforts may require significant upfront expenditures for equipment, training, testing, inventory and technical personnel, and may not generate sufficient demand or revenue to justify those investments.

Our future plans include continued investments in research and development with respect to our UAS solutions business and the development of capabilities within our ADS division. We believe we must continue to dedicate significant resources to these efforts to maintain a competitive position and advance our UAS offerings. However, we may not receive significant revenue from these investments in the near future, if at all, and these investments may not yield the expected benefits. In addition, to the extent we determine to resume the TriFan 600 program in the future, such efforts would require substantial additional investment and may not result in commercially viable products or generate revenues. If we do not realize the anticipated returns from our research and development efforts, our business, financial condition and results of operations could be materially adversely affected.

If we do not adequately protect our intellectual property rights, we may experience a loss of revenue and our operations and growth prospects may be materially harmed.

Our UAS business relies on a combination of trademarks, trade secrets, proprietary software, customer relationships, training content, service and repair capabilities, technical workflows, and other proprietary know-how. We may not be able to prevent third parties, including competitors, former employees, contractors, or business partners, from misappropriating or replicating aspects of our business model, training programs, service processes, software tools or customer solutions. In addition, competitors or former personnel may attempt to replicate our operational methods, service offerings or customer relationships without infringing on registered intellectual property rights. Any failure to protect our intellectual property and proprietary information could reduce our competitive advantages and adversely affect our business, financial condition and results of operations.

The Company holds patents for the TriFan 600 issued by the United States Patent and Trademark Office and in various foreign jurisdictions, and may seek additional patent protection in connection with the TriFan 600 program or other technologies developed through the ADS division. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and intellectual property rights are complex, uncertain and subject to change. There is no guarantee that any court will rule in our favor in the event of a dispute related to our intellectual property.

The TriFan 600 program has been paused, and the primary near-term value of the associated intellectual property lies in its potential applicability to unmanned systems development within our ADS division. During the period in which the program is paused, third parties — including potential competitors — may develop technologies that are equal or superior to our TriFan 600-related intellectual property, design around our existing patents, or independently develop similar technologies without infringing our rights. If the TriFan 600 program is ultimately resumed, the competitive value of our existing patents and other intellectual property may be diminished as a result of developments that occurred during the pause. Any failure to adequately protect our intellectual property could adversely affect our ability to commercialize the TriFan 600 or related technologies, and could materially adversely affect our business, financial condition and results of operations.

Certain proprietary software and related technology used in our UAS operations and, to the extent applicable, in connection with our ADS division’s development activities, is protected by common law copyright rather than registered copyright. We have not registered copyrights on proprietary software we have developed. Common law protection may be narrower than registered copyright protection. As a result, we may experience difficulty enforcing our copyrights against third-party infringement. As part of our confidentiality procedures, we enter into agreements with employees and consultants and limit access to and distribution of our software, documentation and other proprietary information. There can be no assurance that these measures will prevent misappropriation or that such agreements will be enforceable. The laws of other countries may afford us little or no protection of our intellectual property. Our inability to protect our intellectual property rights could adversely affect our financial condition, operating results and growth prospects.

We also rely on a variety of technology that we license from third parties in connection with our UAS operations. There can be no assurance that these third party technology licenses will continue to be available to us on commercially reasonable terms, if at all. The loss of or inability to maintain or obtain upgrades to any of these technology licenses could result in delays in completing software enhancements and new development until equivalent technology could be identified, licensed or developed and integrated. Any such delays would materially and adversely affect our business.

Our ability to use net operating loss carryforwards and other tax attributes may be limited.

We have generated net operating losses (“NOLs”) and other tax attributes that may be available to offset future taxable income. However, our ability to utilize these tax attributes may be limited under Sections 382 and 383 of the Internal Revenue Code (the “Code”) if we experience an “ownership change.”

In general, an ownership change occurs when there is a greater than 50 percentage point change in the ownership of a corporation’s stock by certain stockholders over a rolling three-year period. We may have experienced ownership changes in the past, including in connection with business combinations, equity financings, preferred stock issuances, conversions, exchanges, or other transactions, and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside our control.

If an ownership change occurs, our ability to utilize our pre-change NOLs and other tax attributes, including research and development tax credits, to offset future taxable income and taxes could be subject to significant annual limitations. Similar provisions of state tax law may also apply.

As a result, even if we achieve profitability, we may be unable to use a material portion of our NOLs and other tax attributes, which could adversely affect our business, financial condition and results of operations.

We may enter into joint venture, teaming and other arrangements, and these activities involve risks and uncertainties, and a failure of any such relationship could have material adverse results on our business and results of operations.

We may enter into joint venture, teaming and other arrangements including strategic partnerships, supplier arrangements, dealer relationships, distribution agreements, and other commercial relationships. These activities involve risks and uncertainties, including the risk of the joint venture or applicable entity failing to satisfy its obligations, which may result in certain liabilities to us for guarantees and other commitments, the challenges in achieving strategic objectives and expected benefits of the business arrangement, the risk of conflicts arising between us and our partners and the difficulty of managing and resolving such conflicts, and the difficulty of managing or otherwise monitoring such business arrangements.

In addition, our business plans, including our UAS operations, depend in part on relationships with third parties, including suppliers, manufacturers, service providers and other strategic partners. Moreover, existing or future arrangements may contain limitations on our ability to enter into arrangements with other partners. A failure of our business relationships could have a material adverse effect on our business and results of operations.

We are subject to risks associated with climate change, including the potential increased impacts of severe weather events on our operations and infrastructure, and market and regulatory trends relating to sustainability and emissions reduction may not evolve as expected.

The potential physical effects of climate change, such as increased frequency and severity of high wind conditions, storms, floods, fires, fog, mist, freezing conditions, sea-level rise and other climate-related events, could affect our operations, infrastructure and financial results. Climate change risks could result in, but are not limited to, operational risk from the physical effect of climate events on our facilities, distribution and service infrastructure, and other assets, as well as supply chain disruptions affecting the availability and cost of components and products that we distribute or use in our development activities. We could incur significant costs to improve resiliency of our infrastructure and operations and otherwise prepare for, respond to, and mitigate such physical effects of climate change. We are not able to accurately predict the materiality of any potential losses or costs associated with the physical effects of climate change.

In addition to physical risks, climate change presents transition risks, including evolving regulatory requirements, increased monitoring and disclosure requirements, and changing market preferences. A number of governments globally have introduced, or are considering introducing, climate change legislation and policies at the international, national, state and local levels. Regulation relating to emission levels, energy efficiency and sustainability is evolving and may influence purchasing decisions in the aviation and UAS markets. Certain aspects of our business strategy, including the positioning of our UAS solutions and the development of the TriFan 600, may benefit from regulatory or market preferences for more fuel-efficient or lower-emission technologies. However, market and regulatory trends may not evolve in the direction or within the timing we anticipate. Changes in political priorities, economic conditions, energy prices, or public policy could reduce the emphasis on emissions reduction or sustainability initiatives. If regulatory incentives are reduced, delayed, or eliminated, or if customers place less importance on sustainability considerations when making purchasing decisions, demand for our products could be adversely affected, which could have a material adverse effect on our business, financial condition and results of operations.

Investors’ expectations and regulatory requirements relating to environmental, social and governance (“ESG”) matters may impose additional costs and expose us to new risks.

There is increasing focus from investors, employees, customers, regulators and other stakeholders concerning corporate responsibility and ESG matters. Some investors may use these non-financial performance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies, disclosures or actions relating to ESG matters are inadequate or inconsistent with their expectations.

The growing demand for measurement and disclosure of non-financial performance has led to evolving reporting standards, regulatory requirements and third-party sustainability assessments and ratings with respect to public companies. The criteria by which our ESG practices are assessed may change over time due to shifts in regulatory frameworks, market expectations or industry standards, which could require us to undertake additional compliance efforts, incur increased costs, or modify our practices.

In addition, if we elect not to, or are unable to, satisfy evolving ESG-related expectations or regulatory requirements, or if our ESG-related disclosures are challenged, we could face reputational harm, reduced investor interest, increased scrutiny or potential litigation. Conversely, certain stakeholders may oppose ESG initiatives or disclosures, which could also create reputational or other risks. Any of these factors could adversely affect our business, financial condition and results of operations.

Insurance and contractual protections may not cover product liability, operational claims, lost revenue, increased expenses or liquidated damages, which could adversely affect our financial results.

Although we maintain insurance and seek to obtain warranties, indemnities and performance guarantees from suppliers and subcontractors, and where feasible attempt to allocate risks contractually to customers or other counterparties, the proceeds of such insurance or the protections provided by such contractual arrangements may not be adequate to cover potential claims, losses, liabilities or damages.

We may be subject to product liability and other claims arising in the ordinary course of our business, including claims related to the distribution, servicing, repair or development of drone systems, related components and software, and, in the future, aircraft we may manufacture or sell. Such claims may involve allegations of design defects, manufacturing defects, component failures, software errors, improper installation, inadequate warnings or instructions, misuse of products, personal injury, death or property damage. In some jurisdictions, strict liability may be imposed even in the absence of negligence.

In addition, we may face claims for breach of contract, warranty obligations, indemnification demands, liquidated damages, operational failures, delays in delivery, or other performance-related matters. Our contractual protections may be limited by exclusions, caps, deductibles, insolvency of counterparties or other limitations, and we may be unable to enforce such protections in certain circumstances.

Insurance coverage for certain operational, product-related and aviation risks may be limited, unavailable, subject to significant exclusions, or increasingly expensive. There can be no assurance that our current insurance coverage will be available in the future on commercially reasonable terms or at all, or that coverage limits will be sufficient to protect us against all potential claims. Even if we believe a claim is covered, insurers may dispute coverage.

A successful claim or claims brought against us in excess of available insurance coverage or contractual protections, or for which such protections are unavailable, could result in significant liabilities, require us to expend substantial resources, and have a material adverse effect on our business, financial condition and results of operations. Any significant incident or claim, even if insured, could also adversely affect our reputation and customer relationships.

The ongoing impact of geopolitical conflicts, including the Russia-Ukraine conflict and conflicts in the Middle East, may adversely affect our business, operations and financial condition.

Geopolitical conflicts, including the ongoing military conflict between Russia and Ukraine and the conflicts in the Middle East, including the Israel-Hamas conflict and related regional tensions involving Iran and other parties, may increase the likelihood of global supply chain disruptions, inflationary pressures, higher energy and transportation costs, and volatility in financial markets. These developments could adversely affect the availability and cost of drone platforms, components and other products we sell, as well as materials, components and services required for our aircraft development program.

In addition, the continuation or escalation of these conflicts could result in additional economic sanctions, export controls, import restrictions, disruptions to global shipping routes, including in the Red Sea and surrounding regions, and other governmental actions that could disrupt international trade, limit product availability, increase costs, and adversely affect customer demand. These events may also contribute to heightened cybersecurity threats. The overall impact of these developments remains uncertain, and any of the foregoing could materially adversely affect our business, financial condition and results of operations.

Our business is subject to U.S. and foreign trade compliance, sanctions, import/export and anti-corruption laws, and violations of these laws or changes in their application could harm our business.

Although we are primarily a U.S.-based company, our UAS distribution and services business relies on a global supply chain, including suppliers and manufacturers located in Europe and Asia. As a result, we are subject to various U.S. and foreign laws and regulations relating to international trade and business conduct, including customs and import regulations, export controls, economic sanctions, embargoes, licensing requirements, and anti-corruption laws such as the U.S. Foreign Corrupt Practices Act (“FCPA”) and similar laws in other jurisdictions.

These laws and regulations are complex, frequently changing, and may be subject to inconsistent interpretation and enforcement. Compliance requires significant management attention and resources, and any failure to maintain effective compliance programs, controls, training and oversight could expose us to liability.

We may engage third-party suppliers, distributors, freight forwarders, customs brokers, consultants, resellers, or service providers in connection with sourcing and distributing UAS products. We may not be able to fully control the actions of such third parties. Any violation of applicable anti-corruption, sanctions, import/export or trade compliance laws by us, our employees or third parties acting on our behalf could result in significant fines, penalties, reputational harm, loss of import or export privileges, seizure or detention of shipments, restrictions on our ability to sell certain products, increased compliance costs, and could materially adversely affect our business, financial condition and results of operation.

In addition, changes in sanctions programs, export control regimes, import restrictions or licensing requirements could limit the availability of products we distribute, restrict certain customers or end markets, delay shipments, or otherwise disrupt our operations.

Changes in U.S. administrative policy, including tariffs, import restrictions, trade agreements and other trade measures, could adversely affect our supply chain economics and financial performance.

Our UAS distribution and services business relies on a global supply chain and a significant portion of the products and components we distribute are manufactured outside the United States, including in China and other parts of Asia and Europe. As a result, our business is sensitive to changes in U.S. and foreign government administrative policy, including changes to trade agreements, the imposition of new tariffs, increases in existing tariffs, import restrictions, retaliatory measures by foreign governments, and other actions affecting global trade.

Tariffs and other trade restrictions may increase the costs of the products we distribute, disrupt product availability, delay shipments, or require us to source products from alternative suppliers at higher prices or on less favorable terms. If we are unable to pass such cost increases through to customers, our margins could be reduced. Even if we are able to increase pricing, higher costs may reduce customer demand, particularly in price-sensitive segments of the UAS market.

In addition, uncertainty regarding the timing, scope and duration of tariffs and related trade measures may make it more difficult for us to forecast costs, manage inventory, plan purchasing decisions, and maintain consistent pricing. Any of these factors could materially adversely affect our business, financial condition and results of operations

Difficult conditions in the global economy and capital markets may materially adversely affect our business, results of operations and access to capital.

Our business is affected by conditions in the global economy and financial markets. Economic uncertainty, slower growth, recessionary conditions, sustained inflation, higher interest rates, reduced availability of credit, banking instability, geopolitical tensions or other macroeconomic disruptions could negatively affect customer purchasing behavior, government budgets, and enterprise capital spending.

Demand for our UAS products and services and, in the future, aircraft we may develop, may be sensitive to general economic conditions. Customers may delay or reduce purchases, seek lower-cost alternatives, renegotiate pricing, reduce order quantities, or extend payment terms during periods of economic uncertainty. Reduced customer spending could adversely affect our revenues and profitability.

Inflationary pressures may increase our costs of labor, components, logistics, warehousing, insurance and other operating expenses. Although we may attempt to pass through increased costs to customers, we may not be able to do so in a timely manner or at all, which could reduce our margins. In addition, higher interest rates may increase our borrowing costs under existing or future credit facilities and may adversely affect our ability to access capital on favorable terms.

Volatility in equity and credit markets may also impair our ability to raise additional capital when needed, including to fund strategic acquisitions, development initiatives, or other capital-intensive programs or aircraft development efforts. If we are unable to access capital markets or secure financing on acceptable terms, our liquidity and ability to execute our business strategy could be materially adversely affected.

Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

We have a history of losses, and in order to successfully execute our business plan, including strategic acquisitions and the development of our advanced systems and domestic manufacturing initiatives, we will need to raise additional capital through additional debt or equity financing, which may otherwise not be available on reasonable terms or at all.

We have incurred net losses in recent periods and have an accumulated deficit as of December 31, 2025. These and prior losses have resulted in significant negative cash flows. Our ability to execute our business plan depends on attaining and maintaining profitable operations in our UAS business and other operations and raising additional capital as needed, including for strategic acquisitions and the development of our advanced systems and domestic manufacturing initiatives. There can be no assurance that we will be able to raise additional financing.

Our ability to execute our business plan depends on our ability to generate sufficient cash flow from operations and/or obtain additional debt or equity financing. There can be no assurance that additional financing will be available on acceptable terms, or at all. If we are unable to raise sufficient capital when needed, we may be required to delay, reduce or terminate certain operations or development programs.

We have historically funded our operations through a combination of equity offerings, preferred equity issuances, convertible instruments, related party financing arrangements, and secured and unsecured debt. In November 2025, we issued shares of Series 10 Convertible Preferred Stock in a private placement transaction, which were subsequently converted in January 2026 into shares of our common stock and a pre-funded warrant. The issuance and conversion of these securities have resulted, and future exercises or exchanges of outstanding securities may result, in dilution to our existing stockholders.

In connection with our acquisition of Drone Nerds, we issued equity interests that are exchangeable into shares of our common stock. The exchange of such equity interests and the exercise of outstanding warrants could result in additional dilution and increased volatility in the market price of our common stock.

We have also entered into an asset-based revolving credit facility with JPMorgan Chase Bank, N.A. to support the working capital needs of our UAS operations. Borrowings under this facility are subject to a borrowing base formula and are secured by substantially all of the assets of the applicable borrowers. The facility contains customary covenants and events of default. If borrowing availability is reduced or if we fail to comply with the covenants under this facility, our liquidity could be adversely affected. Upon an event of default, the lender may accelerate amounts outstanding and exercise remedies against the collateral securing the facility.

In addition, to the extent that we are unable to pay our obligations under our credit facilities, related party notes, or other indebtedness, and such obligations are secured, the applicable lender or noteholder could exercise remedies against the collateral securing such obligations, which could materially adversely affect our business, financial condition and results of operations.

Our existing and future indebtedness may limit our ability to obtain additional financing, incur additional debt, or pursue strategic transactions. The combined effect of our operating losses, capital requirements, outstanding convertible and exchangeable securities, and secured credit arrangements may adversely affect our financial flexibility and our ability to execute our long-term strategy.

Our asset-based revolving credit facility contains borrowing base limitations, financial and operational covenants, and is secured by substantially all of the assets of our UAS operations, and any default could materially adversely affect our liquidity and operations.

Drone Nerds, LLC and Anzu Robotics, LLC recently entered into a secured asset-based revolving credit facility (the “ABL Facility”) with JPMorgan Chase Bank, N.A. to support the working capital needs of our UAS operations. The amount available for borrowing under the ABL Facility is subject to a borrowing base formula, which is based primarily on a percentage of eligible accounts receivable and inventory, subject to applicable advance rates and reserves.

Because availability under the ABL Facility depends on the value of eligible collateral, our borrowing capacity may fluctuate from time to time as a result of changes in our accounts receivable, inventory levels, customer payment patterns, seasonality, credit concentrations, or the imposition of discretionary reserves by the lender. If our eligible collateral decreases or if additional reserves are established, the amount available for borrowing could be reduced, which could adversely affect our liquidity.

The credit agreement governing the ABL Facility contains affirmative and negative covenants, including covenants limiting the ability of the borrowers to, among other things, incur additional indebtedness, grant liens, make certain investments, pay dividends, engage in certain mergers or asset sales, or enter into certain transactions. The credit agreement also requires the borrowers to maintain a fixed charge coverage ratio as of the end of any calendar month, that is no less than 1.0 to 1.0, subject to certain cure rights. The credit agreement also contains customary events of default that include, among other things, certain payment defaults, cross defaults to other material indebtedness, covenant defaults, the occurrence of a change in control, unsatisfied judgments over a threshold, and certain bankruptcy events.

The ABL Facility is secured by substantially all of the assets of the applicable borrowers and guarantors, including accounts receivable, inventory, deposit accounts and other assets. Upon the occurrence of an event of default, the lender may, among other remedies, accelerate all outstanding obligations, terminate lending commitments, increase the interest rate, and exercise remedies against the collateral securing the facility. The exercise of such remedies could materially adversely affect our business, financial condition and results of operations.

Any inability to access funds under the ABL Facility when needed, any reduction in borrowing availability, or any default under the ABL Facility could materially adversely affect our ability to fund working capital, inventory purchases, growth initiatives, and ongoing operations.

We may be unable to repay the Notes issued in connection with the Drone Nerds acquisition.

In connection with the acquisition of Drone Nerds, XTI Drones Holdings issued a promissory note to the Drone Nerds, LLC seller in the original principal amount of approximately $11 million and a promissory note to the Anzu Robotics, LLC seller in the original principal amount of approximately $1 million (the “Notes”). The Company made the initial required principal and interest payments under the Notes in November 2025. The remaining outstanding principal and accrued interest under the Notes are payable in scheduled installments through 2026, with all remaining amounts due on or prior to the applicable maturity date.

Interest accrues on the outstanding principal balance of each Note at an annual rate of 7.25%. Our failure to pay principal or interest when due will constitute an event of default under the applicable Note. Upon the occurrence of an event of default (other than certain bankruptcy-related events), the holder may declare the entire unpaid balance of principal and accrued but unpaid interest immediately due and payable and may exercise other rights and remedies available under the Notes or applicable law. Upon the occurrence of certain bankruptcy-related events of default, the outstanding principal and accrued interest will become automatically due and payable. Following the occurrence of an event of default, interest will accrue at an increased rate.

In addition, under the terms of the Notes, if we complete one or more capital raises resulting in aggregate gross proceeds of $40 million or more following issuance of the Notes, we may be required to repay all outstanding amounts under the Notes, subject to certain limitations. Any such required repayment could reduce our available working capital and adversely affect our ability to execute our business plan. The availability and use of proceeds from any such financing may also be subject to restrictions under our asset-based revolving credit facility, which could limit our ability to apply such proceeds toward repayment of the Notes.

We may not have sufficient cash on hand or be able to obtain additional financing to satisfy amounts due under the Notes when required. The Notes include provisions that could result in the acceleration of amounts owed, including upon the occurrence of an event of default or, in certain circumstances, following specified capital raising activities. If amounts under the Notes were accelerated or otherwise became due earlier than expected, we may be required to repay such amounts on an accelerated basis, which could reduce our available liquidity. If we are unable to meet our obligations under the Notes, our business, financial condition and results of operations could be materially adversely affected.

We may not be able to successfully integrate the business and operations of Drone Nerds or other entities that we have acquired or may acquire in the future, and we may not realize the intended benefits of these acquisitions. In addition, we may be exposed to unanticipated liabilities or risks arising from the historic operations of acquired businesses, which could materially and adversely affect our business, financial condition and results of operations.

We are in the process of integrating the operations of Drone Nerds into our business, and this process involves complex operational, technological and personnel-related challenges, which are time-consuming and expensive and may disrupt our ongoing business operations. Integration involves a number of risks, including, but not limited to:

●	the possibility that the purchase price we pay and/or unanticipated costs could significantly deplete our cash reserves or result in dilution to our existing stockholders;

●	difficulties or complications in combining the companies’ operations, especially if we enter a market with no or limited prior experience;

●	differences in controls, procedures and policies, regulatory standards and business cultures among the combined companies;

●	the diversion of management’s attention from our ongoing core business operations;

●	increased exposure to certain governmental regulations and compliance requirements;

●	the potential increase in operating costs;

●	the potential loss of key personnel;

●	the potential loss of key customers or suppliers who choose not to do business with the combined business and the possibility that we may not be able to expand the reach and customer base for the acquired companies’ current and future products as expected;

●	the possibility that certain liabilities, including contingent or unanticipated liabilities, related to the acquired companies’ prior operations may not be covered by insurance, indemnification provisions or other contractual protections;

●	difficulties or delays in consolidating the acquired companies’ technology platforms, including implementing systems designed to maintain effective disclosure controls and procedures and internal control over financial reporting for the combined company and enable the Company to continue to comply with U.S. GAAP and applicable U.S. securities laws and regulations;

●	unanticipated costs to successfully integrate operations, technologies, personnel of acquired businesses and other assumed contingent liabilities;

●	difficulty comparing financial reports due to differing financial and/or internal reporting systems;

●	making any necessary modifications to internal financial control standards to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder;

●	the possibility that goodwill and other intangible assets we acquire are subject to amortization or impairment tests, which could result in future charges to earnings, or that the carrying amounts of goodwill and other purchased intangible assets may not be recoverable; and/or

●	possible write-offs, restructuring charges, tax costs or inefficiencies associated with integrating the operations of the combined company.

These risks could prevent us from successfully integrating Drone Nerds and any other businesses we may acquire and could cause us to not fully realize the anticipated financial, revenue synergies and/or other strategic benefits of the Drone Nerds acquisition or future acquisitions when expected, or at all, which could have a material adverse effect on our business, financial condition and results of operations.

We have completed several strategic transactions, including acquisitions and dispositions, which may make it difficult for investors to evaluate our business and prospects, and future acquisitions or dispositions could disrupt our business and harm our financial condition or operating results.

We have historically pursued a strategy involving acquisitions, divestitures and other strategic transactions. Over time, we have acquired and divested multiple businesses, including our recent acquisition of Drone Nerds and disposition of our former Inpixon Business operations. As a result of these transactions, our business has evolved significantly, and our historical financial results may not be indicative of our future performance.

Frequent changes to our business portfolio, including acquisitions, divestitures, spin-offs and other strategic transactions, may make it difficult for investors to evaluate our current business, financial condition and prospects. In addition, our limited operating history following recent strategic transactions may limit investors’ ability to assess trends in our business and operating results.

Any future acquisitions or dispositions of assets or businesses could disrupt our operations, divert management’s attention, result in the loss of key personnel or customers, create additional regulatory or contractual obligations, or expose us to unforeseen liabilities. Dispositions may also result in the loss of revenue streams or tax attributes and may not achieve the anticipated financial or strategic benefits. There can be no assurance that any future acquisition or disposition will enhance stockholder value or improve our operating results, and such transactions may instead materially adversely affect our business, financial condition and results of operations.

A significant portion of the purchase price related to our strategic acquisitions was allocated to goodwill and intangible assets that are subject to periodic impairment evaluations, and an impairment loss could have a material adverse impact on our financial condition and results of operations.

As required by current accounting standards, we review goodwill and indefinite-lived intangible assets for impairment at least annually, and we evaluate long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The risk of impairment to goodwill is generally higher during the early years following an acquisition because the difference between the carrying value of a reporting unit and its fair value may be relatively small. Until this difference increases over time due to business growth or reductions in the carrying value of the reporting unit, a relatively small decrease in fair value could trigger impairment charges.

Our business could be adversely affected, and impairment charges could be triggered, if any of the following were to occur: higher attrition rates than planned as a result of the competitive environment or our inability to provide products and services that are competitive in the marketplace, lower-than-planned customer adoption rates, higher-than-expected expense levels, sustained declines in our stock price and related market capitalization, adverse changes in macroeconomic conditions, or changes in our business model.

We may record impairment charges in the future if the carrying value of our remaining goodwill or intangible assets exceeds their estimated fair value or is otherwise determined to be unrecoverable.

We may make strategic investments in early-stage companies or technologies that fail to generate returns or result in significant losses or impairment charges.

From time to time, we may make strategic investments in early-stage companies, emerging technologies, or development-stage ventures that we believe may be complementary to our business strategy or that may offer potential long-term value to our operations. These investments are speculative in nature and involve significant risks. Early-stage companies typically have limited operating histories, no or minimal revenues, unproven technologies, and significant dependence on future financing that may not be available on acceptable terms or at all. The value of these investments may be difficult to assess at the time of investment, and our due diligence, which is inherently limited by the availability of information and the early-stage nature of such companies, may not identify all material risks associated with a potential investee.

We may be required to record credit losses, impairment charges, or write-downs against the carrying value of these investments in accordance with applicable accounting standards if the financial condition or prospects of an investee deteriorate, if collection of contractual cash flows becomes uncertain, or if the fair value of an investment declines below its carrying amount. Such charges could be material and could occur within a short period following the date of investment. During the year ended December 31, 2025, we recorded a full credit loss allowance of approximately $2.0 million against a convertible promissory note investment made in October 2025, reflecting our determination that collection of substantially all contractual cash flows was not expected at that time based on the investee’s limited operating history and dependence on future financing.

Our ability to recover value from strategic investments will depend on factors largely outside of our control, including the investee’s ability to execute its business plan, secure additional financing, develop its technology, and ultimately achieve commercial viability. There can be no assurance that any strategic investment we make will generate returns, preserve capital, or provide the strategic benefits we anticipate at the time of investment. Losses on strategic investments could adversely affect our financial condition, results of operations, and cash flows, and could divert management attention and resources that might otherwise be devoted to our core business operations.

Our business depends on experienced and skilled personnel, and if we are unable to attract, retain and integrate such personnel, or if we lose key personnel, our operations and strategic execution may be adversely affected.

The success of our business and our ability to execute our strategic plans depend on our ability to attract, retain, train, integrate and motivate highly skilled employees, including personnel who have joined or may join us in connection with acquisitions. Our UAS distribution and services business requires personnel with specialized skills in engineering, software, sales, training, repair and maintenance services, technology integration and regulatory compliance. In addition, our aircraft development program requires highly specialized aerospace engineering and technical expertise, including experience in certification and regulatory processes.

Competition for qualified engineering, aviation, regulatory, technology and sales personnel is intense, and identifying and recruiting candidates with the appropriate qualifications can be costly and time-consuming. We may not be able to hire the personnel necessary to implement our business strategy in a timely manner, or we may be required to offer higher compensation or additional incentives than anticipated. Industry turnover rates for certain skilled positions are high, and we may not be successful in retaining, training or motivating our employees.

Our success also depends to a significant extent upon the continued services, experience and performance of our executive officers and other key personnel. The loss of one or more members of senior management or other key technical, operational or sales personnel could disrupt our operations, delay aircraft development and certification efforts, impair customer or supplier relationships, or otherwise adversely affect our business. Given the specialized nature of aerospace engineering, regulatory certification expertise and drone technology distribution and support, qualified replacements may be difficult to identify and recruit in a timely manner or at all. While certain key personnel are employed pursuant to employment agreements, there can be no assurance that we will be able to retain their services. We do not maintain “key person” life insurance on the lives of any of our executive officers.

Any inability to attract, retain, integrate or motivate skilled personnel, or the unexpected loss of key personnel, could impair our ability to manage operations, fulfill customer orders and service engagements, expand our UAS operations, advance the TriFan 600 program, and execute our strategic plans. Such challenges could increase our costs, reduce profitability, delay initiatives, harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

If we were deemed to be an investment company under the Investment Company Act of 1940, applicable restrictions could make it impractical for us to continue our business as contemplated.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (2) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Although we have made certain strategic investments in the past and may from time to time hold significant cash or investment securities, including following strategic transactions, we do not currently believe that we are an “investment company,” as such term is defined in either of those sections of the 1940 Act.

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

We may be subject to claims that we or our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

We may be subject to claims that the Company or our employees, including employees who joined us in connection with acquisitions, may have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of former employers or competitors. Litigation may be necessary to defend against these claims. We may be subject to unexpected claims of infringement of third-party intellectual property rights, either for intellectual property rights of which we are not aware, or for which we believe are invalid or narrower in scope than the accusing party. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending such claims, in addition to paying money claims, we may lose valuable intellectual property rights or personnel or be enjoined from selling certain products or providing certain services. A loss of key research personnel or their work product could hamper or prevent our ability to commercialize certain products, which could severely harm our business.

We have been and may in the future be subject to government or regulatory investigations or inquiries and may be required to comply with requests for information by regulators, and any resulting enforcement action could have a materially adverse effect on us.

As a publicly trading reporting company with operations in the United States and internationally, we interact regularly with regulatory and self-regulatory agencies in the United States or other jurisdictions in which we operate, including the SEC and the Nasdaq Stock Market. In addition, our operations may be subject to regulation by other governmental agencies, including agencies involved in aviation, UAS, communications, procurement and trade compliance.

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

We may be a party to claims that arise from time to time in the ordinary course of our business, including claims related to our products, securities offerings, contracts and subcontracts, protection of confidential information or trade secrets, adversary proceedings arising from customer bankruptcies, employment matters, immigration requirements, and compliance with various state and federal statutes, rules and regulations applicable to our business.

For example, in February 2026, the State of Texas filed a petition in the District Court of Collin County, Texas, against Anzu Robotics, LLC (“Anzu”) alleging that Anzu violated the Texas Deceptive Trade Practices-Consumer Protection Act (the “DTPA”) in connection with the marketing and sale of its drone products. The State contends, among other things, that Anzu misrepresented certain characteristics, origins, and security features of its products and failed to disclose certain alleged material facts relating to the products’ development and components and Anzu’s alleged business relationship with DJI. The State seeks temporary and permanent injunctive relief, civil penalties of up to $10,000 per violation of the DTPA and up to an additional $250,000 if the conduct was calculated to deprive a consumer age 65 or older of money or property, and attorneys’ fees and costs. The Company is engaged in discussions with the Texas Attorney General to attempt to resolve the matter cooperatively.

In addition, we are currently involved in litigation relating to the XTI Merger. In December 2023, Xeriant, Inc. filed a lawsuit in the United States District Court for the Southern District of New York against Legacy XTI and others, asserting claims including breach of contract, fraud, unjust enrichment and misappropriation of confidential information relating to certain prior agreements and the TriFan 600 program. The complaint has since been amended, and the matter is currently proceeding under a Third Amended Complaint filed in December 2025. Xeriant seeks monetary damages, injunctive and other equitable relief. Legacy XTI has asserted counterclaims and continues to vigorously defend against the claims. The litigation is ongoing and in active discovery.

In addition, in May 2025, Auctus Fund, LLC filed a lawsuit against Legacy XTI in Colorado state court alleging breach of contract relating to an alleged obligation to repay indebtedness originally issued by Xeriant. The plaintiff seeks repayment of principal and accrued interest in an amount approaching $9 million. Legacy XTI disputes the claims and is defending the action.

The outcome of the foregoing matters cannot presently be predicted, and an adverse determination in any of these matters could have a material impact on our business, financial condition and results of operations. Regardless of the merits of any particular claim, responding to litigation may divert management’s time and attention, result in significant legal expenses, and expose us to monetary damages, penalties or injunctive relief. Litigation and other legal proceedings are inherently uncertain, and adverse judgments or settlements could materially adversely affect our business, financial condition, results of operations and cash flows. Even if a claim is fully indemnified or insured, such litigation could damage our reputation and make it more difficult to compete effectively or obtain adequate insurance in the future.

Furthermore, while we maintain insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to exclusions, deductibles and caps. Insurers may dispute coverage, which may affect the timing or availability of insurance proceeds. Unexpected outcomes in legal proceedings, or changes in management’s evaluation of the likely outcomes, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We rely on key information technology systems and third-party cloud service providers, and any disruption, failure, or degradation of these systems could adversely affect our operations and financial results.

Our business depends on the reliable operation of our information technology systems and networks, including systems used for financial reporting, inventory management, procurement, order processing, customer relationship management, communications, and other core business functions. In addition, portions of our operations rely on third-party service providers, including cloud-based hosting, data storage, enterprise software platforms, communications providers, and other outsourced technology services.

Any failure, interruption, degradation, or other disruption of our internal systems or those of our third-party service providers—whether due to power outages, telecommunications failures, software bugs, human error, natural disasters, system capacity constraints, acts of terrorism, geopolitical events, vendor outages, or other events beyond our control—could impair our ability to operate effectively. Such disruptions could, among other things, delay order fulfillment, disrupt inventory tracking, impair our ability to provide repair, maintenance or support services, prevent access to critical business records, delay billing and collections, and adversely affect our ability to produce timely and accurate financial statements.

We may not be able to promptly restore our systems or the systems of our third-party service providers in the event of a disruption, and we may not have adequate redundancy, disaster recovery, or business continuity capabilities for all critical systems. In addition, third-party providers may experience operational or financial difficulties, may change their service offerings or pricing, may discontinue services, or may impose contractual limitations on remedies or liability. Any of these outcomes could increase our operating costs, harm customer relationships, and adversely affect our business, financial condition and results of operations.

Digital threats such as cyber-attacks, data protection breaches, computer viruses or malware affecting our systems, our customers’ systems or cloud-based services could result in liability for us, damage our reputation or otherwise harm our business.

Despite our implementation of network security measures, the products and services we sell to customers, and our servers, data centers and cloud-based solutions on which our data and the data of our customers, suppliers and business partners are stored, are vulnerable to cyber-attacks, data protection breaches, computer viruses, ransomware, malicious acts and similar disruptions resulting from unauthorized access, human error or other causes.

Our UAS distribution and support operations involve the sale and servicing of drones, cameras, sensors and related software that may collect, transmit, store or process sensitive operational, geospatial or customer data. In addition, our aircraft development activities may involve proprietary engineering data and regulated technical information. Any compromise of such data, whether through attacks on our systems, third-party service providers, suppliers or customers, could result in regulatory scrutiny, contractual liability, litigation, reputational harm and loss of customer confidence.

Some components of our technology and systems, including third-party software and open-source software, may contain vulnerabilities that are difficult to detect and correct. Although we seek to maintain appropriate security controls, no system is completely secure. Any breach of our systems, or of cloud-based services provided by or enabled by us, regardless of whether the breach is attributable to a vulnerability in our products or services, could subject us to liability to customers or other third parties, result in significant remediation costs, disrupt operations, and have a material adverse effect on our business, financial condition and results of operations.

Efforts to prevent or mitigate cyber incidents may be costly and may not be successful. In addition, evolving data protection and cybersecurity laws and regulatory requirements may increase compliance costs and potential exposure in the event of a security incident.

We may be unable to maintain effective internal control over financial reporting and disclosure controls and procedures, which could adversely affect our ability to accurately report our financial results and maintain investor confidence.

We are required to maintain effective disclosure controls and procedures and internal control over financial reporting (“ICFR”) to provide reasonable assurance that information we are required to disclose in reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms.

Our ability to maintain effective controls is subject to a number of risks and challenges, including, among other things, the complexity of our corporate structure, the integration of acquired businesses, the transition of financial reporting systems and processes, changes in accounting standards, the need to implement and maintain controls over new or evolving business operations, and the continued hiring and retention of personnel with appropriate accounting, finance and compliance expertise.

In particular, we have completed significant strategic transactions in recent periods, including the XTI Merger and the Drone Nerds acquisition, and we expect to continue integrating financial reporting processes, accounting policies, information systems and internal controls across these businesses. These integration activities may increase the risk of control deficiencies, including the risk that we may not be able to timely implement or maintain consistent accounting policies, procedures and systems, or that we may not be able to effectively remediate any deficiencies that are identified.

If we identify material weaknesses or significant deficiencies in our internal controls, we may not be able to accurately report our financial results, prevent fraud, or timely file our periodic reports with the SEC. In addition, any failure to maintain effective disclosure controls and procedures or ICFR could result in errors in our financial statements, restatements of our financial results, delayed SEC filings, or the loss of investor confidence in our reported financial information. Any of these outcomes could adversely affect our stock price, our ability to access the capital markets, our relationships with lenders and business partners, and our business, financial condition and results of operations.

Our business and operations expose us to numerous legal and regulatory requirements, including privacy, cybersecurity, surveillance, anti-corruption, trade compliance, import/export and other laws, and violations of these requirements could harm our business. In addition, our operations and supply chain expose us to geopolitical, economic and other risks associated with international business.

We are subject to numerous U.S. federal, state and foreign legal and regulatory requirements, including laws relating to aviation and UAS operations, data privacy and protection, employment and labor relations, immigration, taxation, anti-corruption, import and export controls, trade restrictions, sanctions, internal control and disclosure obligations, securities regulation and competition laws. Compliance with diverse and evolving legal requirements is costly, time-consuming and requires significant management attention and resources.

Violations of these requirements in the conduct of our business could result in significant fines, penalties, civil damages, criminal sanctions, restrictions on our operations, loss of licenses or certifications, reputational harm or other adverse consequences. Violations of regulatory requirements or contractual compliance obligations in connection with customer contracts, particularly public sector contracts, could also result in monetary damages, termination rights, suspension or debarment from government programs and other adverse outcomes.

Although our principal operations are in the United States, our supply chain and certain customer relationships expose us to international risks. Our business may be affected by changes in geopolitical conditions, international trade policies, tariffs, sanctions, export controls, foreign exchange controls and other regulatory developments. Certain of the products we distribute are sourced from international suppliers and may be subject to evolving U.S. government restrictions or security reviews. Changes in such laws or policies could disrupt product availability, increase costs or limit our ability to sell certain products.

We and our business partners may also be subject to risks including:

●	restrictions on the import or export of certain technologies or products;

●	changing or conflicting international trade regulations;

●	currency fluctuations;

●	longer payment cycles or restrictions on repatriation of funds;

●	political instability or regional conflicts;

●	public health crises;

●	natural disasters or infrastructure disruptions; and

●	general economic or political volatility.

Any of the foregoing risks could result in supply chain disruptions, increased costs, production delays, reduced demand, regulatory investigations or other business interruptions, which could have a material adverse effect on our business, financial condition and results of operations.

Domestic and foreign regulation and enforcement of data privacy, cybersecurity, surveillance and data tracking technologies is expansive, broadly defined and rapidly evolving, and compliance with such regulation could result in additional costs and liabilities, restrict portions of our business, constrain our customers’ use of our products and services or limit the growth of our markets. Any actual or perceived failure by us to comply with data privacy regulations could result in proceedings, investigations, enforcement actions or penalties against us.

Federal, state, municipal and foreign governments and agencies have adopted, and may in the future adopt, modify, interpret or enforce laws, regulations and policies governing privacy, data security, cybersecurity, geolocation data, biometric data, surveillance technologies, and the collection, storage, use, processing, transfer and disclosure of data associated with individuals. The scope of data regulated under these laws is often broadly defined, continues to evolve, and is subject to new applications and interpretations by regulators. As a result, we may be subject to investigations, audits, enforcement actions, litigation, fines, penalties or other liabilities if our data practices, cybersecurity measures, contractual terms, or the products and services we provide are alleged to violate applicable laws or regulatory expectations.

Our UAS business distributes and supports drones, cameras, sensors and related software, and provides training, operational support and repair services. These products and services are frequently used by customers in ways that involve the collection, transmission, storage or analysis of data, including video, imagery, mapping data, telemetry and other operational information. Even where we do not control how customers deploy or use these technologies, we may face reputational, commercial or legal risk based on the end-use of the products we sell or service, including if our customers’ use of drones or related technologies is alleged to violate privacy laws, surveillance restrictions, data security requirements, or civil liberties laws. In addition, certain of our customers, including governmental and public-sector customers, may impose heightened contractual requirements relating to data security, cybersecurity, compliance certifications, or restrictions on the use of foreign-manufactured products, and failure to satisfy these requirements could limit our ability to compete for or retain business.

In the United States, privacy and data security regulation includes laws and regulations enforced by the Federal Trade Commission and state attorneys general, as well as a growing number of state privacy laws, including the California Consumer Privacy Act, as amended by the California Privacy Rights Act (“CCPA/CPRA”), and similar laws in other states. In addition, international laws and regulations, including the European Union General Data Protection Regulation (“GDPR”), may apply to certain of our activities depending on the nature and location of our customers, suppliers and business partners. These laws may impose obligations relating to disclosures, consent, data retention, data subject rights, cybersecurity safeguards, incident response, and restrictions on cross-border data transfers. Compliance with these requirements may require us to implement additional technical, administrative and operational measures, modify our product and service offerings, or incur increased legal, compliance and cybersecurity costs. Furthermore, any actual or perceived failure by us to comply with applicable data privacy laws or regulations could result in governmental investigations, enforcement actions, administrative proceedings, civil litigation, fines, penalties, consent decrees, or other sanctions.

The regulatory environment relating to privacy, cybersecurity, surveillance technologies, and unmanned aircraft systems is rapidly evolving and remains uncertain. If new laws, regulations, or enforcement actions restrict the use of drones or related technologies in certain jurisdictions, or if customers become more reluctant to deploy such technologies due to privacy or security concerns, demand for our products and services could be reduced. Any of the foregoing could materially adversely affect our business, reputation, financial condition, results of operations and cash flows.

Misuse of our products could harm our reputation and result in litigation, regulatory enforcement actions or reduced demand for our products and services.

Our products and services, including drones, cameras, sensors, related software, training, and operational support services, may be misused by customers or third parties. For example, drones and related imaging technologies may be used in ways that violate privacy, surveillance, trespass, data protection, export control, or other laws, or in ways that are perceived as unethical or harmful, even where such use is outside of our control and not authorized by us. In addition, the data generated by drones, cameras, sensors, and other connected technologies may be combined with other information in ways that could increase privacy or security risks. Misuse of these products or data could result in negative press coverage, reputational harm, reduced customer demand, increased scrutiny by regulators, and the loss of business relationships.

Certain of our customers may use our products and services in regulated environments, including public safety, critical infrastructure, and governmental operations, which may be subject to heightened legal requirements and public scrutiny. In some cases, we may rely on customers to implement required policies, permissions, notices, and safeguards, including those related to privacy and data protection. If we or our customers fail to comply with applicable laws, contractual requirements, or regulatory standards, we could be subject to litigation, regulatory investigations, enforcement actions, fines, penalties, or other liabilities, and our business, financial condition and results of operations could be materially adversely affected.

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

The Class B Units of XTI Drones Holdings, LLC issued in connection with our acquisition of Drone Nerds are exchangeable into shares of our common stock and will be automatically exchanged in February 2027, which will result in dilution to our existing stockholders.

In connection with our November 2025 acquisition of Drone Nerds, we issued 6,524,576 Class B Units of XTI Drones Holdings, LLC to the sellers as part of the purchase consideration. The Class B Units are exchangeable into shares of our common stock on a one-for-one basis. Holders may exchange their Class B Units at any time after May 1, 2026. All outstanding Class B Units will be automatically exchanged into shares of our common stock on a one-for-one basis in February 2027, fifteen months after the acquisition closing date, regardless of the then-prevailing market price of our common stock. No additional consideration is payable upon exchange.

The issuance of approximately 6.5 million shares of common stock upon exchange of the Class B Units will dilute the ownership interests of our existing stockholders by increasing the number of shares outstanding. The timing and volume of exchanges prior to the mandatory exchange date, and the mandatory exchange itself, could increase the supply of shares available for sale in the public market and may adversely affect the market price of our common stock.

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

ITEM 1C: CYBERSECURITY

Risk Management and Strategy

We maintain a cybersecurity risk management program designed to identify, assess, manage, mitigate and respond to cybersecurity threats. This program is integrated into our broader enterprise risk management processes and addresses risks to our corporate information technology (“IT”) environment, including systems, networks, hardware, software, data, personnel and operational processes.

Our cybersecurity program incorporates recognized industry standards and best practices, including alignment with the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”). We also consider applicable data protection and privacy regulations in jurisdictions in which we operate. We engage independent third-party specialists to perform periodic assessments of our cybersecurity program, including evaluations against the NIST CSF and vulnerability testing. These assessments are designed to identify, quantify and categorize cyber risks and potential vulnerabilities. Based on the results of such assessments, management develops and implements risk mitigation and remediation plans, as appropriate.

We maintain policies and procedures governing areas such as information security, acceptable use, identity and access management, onboarding and offboarding, change and configuration management, risk management, data protection, backup and recovery, and incident response. We also utilize third-party cybersecurity service providers and technology solutions to support our cybersecurity operations, including services related to:

●	asset inventory management;

●	network security, firewalls and endpoint protection;

●	intrusion detection, monitoring and automated alerting;

●	identity and privileged access management;

●	vulnerability scanning and periodic testing;

●	employee cybersecurity awareness training;

●	encryption and data protection protocols;

●	cloud infrastructure security;

●	incident response support; and

●	cybersecurity advisory and remediation services.

Because we rely on third-party vendors, cloud providers and service partners in our operations, we maintain a third-party risk management process designed to assess and monitor cybersecurity risks associated with critical service providers. This includes vendor due diligence during onboarding, review of available independent audit reports (such as SOC reports, where applicable), evaluation of contractual security provisions, and ongoing monitoring of vendor performance and risk posture.

Despite these efforts, we cannot eliminate all cybersecurity risks. The threat landscape continues to evolve, and our systems and those of our third-party providers may be vulnerable to unauthorized access, disruption or compromise.

Governance

Management Oversight

Management is responsible for the day-to-day oversight and administration of our cybersecurity risk management program. The Company utilizes a senior technology advisor as a consultant with primary responsibility for cybersecurity oversight. This individual has extensive experience in information technology and cybersecurity.

The senior technology advisor, together with internal personnel and external cybersecurity service providers, oversees the prevention, detection, mitigation and remediation of cybersecurity incidents. Management receives information from internal monitoring tools, third-party service providers, vulnerability assessments, and threat intelligence sources, including governmental and private sector resources.

We maintain an incident response plan designed to provide a structured framework for identifying, escalating, investigating and responding to cybersecurity incidents, including processes to assess materiality and comply with applicable legal and regulatory reporting requirements.

Board Oversight

The Audit Committee of our Board of Directors oversees cybersecurity risk exposure and management’s efforts to monitor and mitigate cybersecurity risks. Management and, as appropriate, external cybersecurity advisors provide periodic briefings to the Audit Committee regarding:

●	the effectiveness and status of our cybersecurity program;

●	significant cybersecurity risks and vulnerabilities;

●	emerging threat developments; and

●	cybersecurity incidents, if any, and related response efforts.

While the Board retains ultimate oversight responsibility for cybersecurity risk as part of its broader enterprise risk management function, it has delegated primary committee-level oversight to the Audit Committee, which reports to the Board on these matters.

Cybersecurity Risks and Incidents

We face risks from cybersecurity threats that could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation. These risks include, among others, ransomware attacks, business email compromise, supply chain attacks, insider threats, and data breaches affecting sensitive business, customer or employee information.

To date, we have not identified any cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, our business strategy, results of operations or financial condition. However, future incidents could occur, and there can be no assurance that our cybersecurity risk management measures will prevent or mitigate all potential incidents.

In addition, evolving cybersecurity and data protection regulations may impose additional compliance, reporting and governance obligations on us, potentially increasing our costs and exposure to liability.

For additional information regarding cybersecurity-related risks, see Item 1A. “Risk Factors.”

ITEM 2: PROPERTIES

Our principal executive offices are located in Addison, Texas, where we lease office space supporting corporate management and administrative functions.

Through our ADS subsidiary (formerly XTI Aircraft), we operate from a leased facility located at the Chester County Airport in Coatesville, Pennsylvania, which supports engineering and related activities associated with design, development, and integration of unmanned platforms.

Our UAS operations, conducted primarily through Drone Nerds, are headquartered in the Miami–Fort Lauderdale metropolitan area of Florida. Drone Nerds operates three primary leased facilities in that region, including its headquarters, a retail showroom location and a dedicated service and repair center. These facilities support product distribution, inventory storage, training, repair and lifecycle support operations.

We no longer lease office space in Palo Alto, California or in Germany, and we do not currently maintain any leased facilities outside of the United States.

We believe our existing facilities are adequate for our current operations and reasonably anticipated near-term needs.

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

On December 6, 2023, Xeriant, Inc. (“Xeriant”) filed a complaint in the United States District Court for the Southern District of New York (the “S.D.N.Y.”) against Legacy XTI, two unnamed entities, and five unnamed individuals. On January 31, 2024, Xeriant filed an amended complaint adding the Company as a defendant. On February 29, 2024, Xeriant filed a second amended complaint, removing the Company and one of the unnamed entities as defendants. The second amended complaint alleges that Legacy XTI breached several agreements with Xeriant, including a Joint Venture Agreement dated May 31, 2021, a cross-patent license agreement, an operating agreement, and a letter dated May 17, 2022, which Xeriant claims arose from its introduction of Legacy XTI to a Nasdaq-listed company as a potential acquirer. Xeriant further alleges that it provided intellectual property, expertise, and capital in connection with Legacy XTI’s TriFan 600 aircraft and was improperly excluded from a subsequent transaction involving the TriFan 600 technology as part of Legacy XTI’s merger with the Company. Xeriant asserts causes of action for breach of contract, fraud, unjust enrichment, and misappropriation of confidential information, and seeks damages in excess of $500 million, along with injunctive and other equitable relief. On March 13, 2024, Legacy XTI moved to dismiss portions of the second amended complaint. The S.D.N.Y. denied that motion on January 14, 2025. Legacy XTI filed an answer on January 28, 2025, and subsequently filed an amended answer and counterclaims on February 18, 2025. The amended counterclaims, further amended on April 14, 2025, allege that Xeriant breached the Joint Venture Agreement by failing to make required capital contributions of approximately $4.6 million and by failing to deliver promised intellectual property and strategic support. Legacy XTI further alleges that Xeriant breached its fiduciary duty by engaging in coercive and self-dealing conduct, including conditioning a strategic introduction on the issuance of equity and assumption of debt. Legacy XTI seeks declaratory relief confirming that the joint venture has been terminated, that all intellectual property related to the TriFan 600 belongs solely to Legacy XTI, and that Xeriant has no rights in the TriFan 600 technology. On April 28, 2025, Xeriant moved to dismiss Legacy XTI’s second amended counterclaims. On September 23, 2025, the S.D.N.Y. denied Xeriant’s motion, concluding that Legacy XTI plausibly alleged claims against Xeriant for breach of contract, breach of fiduciary duty, and declaratory judgment. The S.D.N.Y. found that Legacy XTI had adequately pleaded that Xeriant was obligated to contribute $10 million in funding to the joint venture and that it acted disloyally by leveraging a potential merger opportunity for its own benefit. Following the S.D.N.Y.’s September 23, 2025 denial of Xeriant’s motion to dismiss Legacy XTI’s counterclaims, the litigation has advanced into full discovery. The S.D.N.Y. has since compelled Xeriant to comply with its discovery obligations and warned that continued noncompliance would result in dismissal of its claims. While the Company continues to believe the allegations against Legacy XTI are meritless, the case remains in active discovery and subject to close judicial supervision, which may increase litigation costs and extend the duration of the proceedings. On December 9, 2025, Xeriant filed a Third Amended Complaint, voluntarily non-suiting five counts from the prior complaint and revising its damages demand from $500 million to an unspecified amount. On December 23, 2025, Legacy XTI filed its Answer, Affirmative Defenses, and Counterclaims in response to the Third Amended Complaint. Discovery remains ongoing. The outcome of the litigation cannot presently be predicted, and any adverse determination could have a material impact on the Company.

In connection with the litigation matter described in the immediately preceding paragraph, on June 12, 2024, the Company received correspondence from legal counsel for Auctus Fund, LLC (“Auctus”), dated April 3, 2024, asserting that the Company and/or Legacy XTI may have assumed Xeriant’s obligations under a Senior Secured Promissory Note (the “Note”) issued by Xeriant to Auctus in the original principal amount of $6,050,000, pursuant to a letter agreement dated May 17, 2022, between Xeriant and Legacy XTI (the “May 17 letter”). Auctus claimed that the outstanding amount due under the Note, including accrued interest, was $8,435,008.81 as of April 3, 2024. In July 2024, Legacy XTI responded to Auctus’s claims, asserting that the May 17 letter is invalid and unenforceable on multiple grounds. Legacy XTI further stated that, even if the May 17 letter were enforceable, it did not create or trigger any obligation for Legacy XTI to assume Xeriant’s debt under the Note or otherwise. On May 13, 2025, Auctus filed a lawsuit against Legacy XTI in the District Court of Arapahoe County, Colorado, asserting a single claim for breach of contract based on its prior allegations. Auctus contends that Legacy XTI is contractually obligated to repay nearly $9 million in principal and accrued interest, based on Legacy XTI’s entry into a loan agreement with Legacy Inpixon in March 2023 and its subsequent merger with Legacy Inpixon in March 2024. On June 25, 2025, Legacy XTI filed a motion to dismiss or, in the alternative, to stay the proceedings pending resolution of the Xeriant litigation. Legacy XTI’s motion asserts that Auctus’ complaint should be dismissed: (i) for lack of standing, because Auctus is neither a party to, nor a third-party beneficiary of, the May 17 letter; (ii) for failure of a condition precedent, because no obligation ever arose in that the alleged triggering condition—a business combination involving Legacy XTI and Legacy Inpixon did not occur within the required one-year time frame; (iii) for lack of valid assignment, because Xeriant’s unilateral assignment of debt to Legacy XTI is void because the underlying Note prohibits assignment without Auctus’s prior written consent, which is not alleged. On August 5, 2025, Auctus filed a response arguing that it was an intended third-party beneficiary of the May 17 letter, that the anti-assignment clause does not bar its claims, and that the request for a stay is unwarranted because the Xeriant litigation involves different parties and broader claims. On September 12, 2025, Legacy XTI filed a Reply Brief reinforcing that Auctus lacks standing, that no obligation ever arose under the May 17 Letter because no qualifying transaction occurred within its one-year term, and that any purported transfer of debt is void under the Note’s anti-assignment clause. The Reply also emphasized that the enforceability of the May 17 Letter is already before the S.D.N.Y. and urged dismissal or a stay to avoid inconsistent rulings. On October 2, 2025, Legacy XTI filed a Notice of Supplemental Authority submitting the September 23, 2025 Order of the S.D.N.Y., which denied Xeriant’s motion to dismiss Legacy XTI’s counterclaims and held that Legacy XTI had plausibly alleged that the May 17 Letter expired by its terms and is unenforceable. Legacy XTI asserted that the S.D.N.Y. ruling directly supports dismissal or a stay because it confirms that the same alleged contract and issues raised by Auctus are already being adjudicated in the federal case. On November 7, 2025, the court denied Legacy XTI’s motion to dismiss or, in the alternative, stay the proceedings. The court held that, when viewing the allegations in the light most favorable to Auctus, the complaint plausibly stated claims for relief under Colorado’s notice-pleading standard. The court further denied Legacy XTI’s alternative request for a stay, reasoning that the parties were not identical to those in the federal action and therefore comity and judicial economy did not warrant a stay. The court nonetheless directed the parties to update it regarding the outcome of the federal case to the extent it may be dispositive of overlapping issues. On November 21, 2025, Legacy XTI filed its Answer and Affirmative Defenses to the Complaint. The parties are engaged in discovery. The Company will continue to vigorously defend against the claims but cannot predict the timing or outcome of the proceedings or estimate any potential exposure.

In February 2026, the State of Texas filed a petition in the District Court of Collin County, Texas, against Anzu Robotics, LLC (“Anzu”) alleging that Anzu violated the Texas Deceptive Trade Practices-Consumer Protection Act (the “DTPA”) in connection with the marketing and sale of its drone products. The State contends, among other things, that Anzu misrepresented certain characteristics, origins, and security features of its products and failed to disclose certain alleged material facts relating to the products’ development and components and Anzu’s alleged business relationship with DJI. The State seeks temporary and permanent injunctive relief, civil penalties of up to $10,000 per violation of the DTPA and up to an additional $250,000 if the conduct was calculated to deprive a consumer age 65 or older of money or property, and attorneys’ fees and costs. The Company is engaged in discussions with the Texas Attorney General to attempt to resolve the matter cooperatively. The Company cannot at this time predict the outcome of this matter or reasonably estimate a range of potential loss, if any.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock currently trades under the symbol “XTIA” on the Nasdaq Capital Market.

Holders of Record

According to our transfer agent, as of March 31, 2026, we had approximately 1,600 shareholders of record of our common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name. Our stock transfer agent is Computershare Trust Company, N.A., 150 Royall Street, Suite 101, Canton, MA 02021.

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

Securities Authorized for Issuance under Equity Compensation Plans

For information required by this item with respect to our equity compensation plans, please see Item 11 of this Annual Report.

Recent Sales of Unregistered Securities and Use of Proceeds

During the period covered by this Annual Report, we have not sold any equity securities that were not registered under the Securities Act that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We had no share repurchase activity for the three months ended December 31, 2025.

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

OVERVIEW OF OUR BUSINESS

XTI Aerospace, Inc. is a U.S.-based aerospace company focused on building and scaling a market-leading UAS solutions platform serving enterprise, public safety, government, and defense customers, while maintaining long-term optionality in advanced vertical lift aircraft development.

The Company manages its operations through two reportable segments: Unmanned Aircraft Systems (“UAS”) and Commercial Aviation. These segments reflect the Company’s distinct business models, capital requirements and growth drivers. Our core business currently consists of:

●	Unmanned Aircraft Systems - an established UAS solutions and services platform operated through our majority-owned subsidiary, XTI Drones Holdings, LLC, providing enterprise drone distribution, training, compliance management support, repair and maintenance, fleet sustainment and related services, and

●	Commercial Aviation - a development-stage VTOL aircraft program focused on the TriFan 600, a fixed-wing aircraft design concept intended to combine the vertical takeoff and landing capability of a helicopter with the speed and range of a conventional business aircraft, operated through our wholly-owned subsidiary, XTI Aircraft Company.

During 2024 and 2025, the Company underwent a series of transactions that changed our operating profile, revenue base, and capital allocation priorities.

Corporate Transformation

On March 12, 2024, we completed a merger (the “XTI Merger”) with XTI Aircraft Company (“Legacy XTI”) that was accounted for as a reverse acquisition, with Legacy XTI treated as the accounting acquirer and the Company (formerly Inpixon) treated as the accounting acquiree. As a result, our consolidated financial statements reflect (i) the historical financial statements of Legacy XTI prior to the closing date and (ii) the consolidated results of the combined company following the closing date.

In November 2025, we completed the acquisition of Drone Nerds, LLC and Anzu Robotics, LLC (collectively, “Drone Nerds”) with Anzu Robotics, LLC having been affiliated with Drone Nerds, LLC (then known as Drone Nerds, Inc.) prior to the acquisition. The Company owns an 83.403% controlling interest in the XTI Drones Holdings subsidiary, with the remaining equity reflected as noncontrolling interest.

The acquisition of Drone Nerds represents a significant strategic shift. Prior to the acquisition, our operations were primarily focused on our Inpixon Business and the development of the TriFan 600 aircraft and other aerospace technologies. With the acquisition of Drone Nerds, we transitioned our focus towards scaling Drone Nerds’ revenue-generating UAS solutions platform. Because Drone Nerds was acquired in November 2025, our consolidated results for the year ended December 31, 2025 include Drone Nerds’ results only from the acquisition date through year-end. Accordingly, GAAP revenues, cost of revenues, and operating expenses for 2025 do not reflect a full year of UAS operations at scale.

In conjunction with the acquisition of Drone Nerds, we also recognized the challenge of the long-term financing requirements of developing a VTOL aircraft and the opportunities in the unmanned systems market in the near term. Late in 2025, we began building a core capability around the design, development, and production of unmanned platforms, with an emphasis on serving defense customers and supporting domestic procurement initiatives aligned with U.S. national security priorities.

During December 2025, the Company committed to a plan to dispose of its historical Inpixon Business and classified the business as held for sale. The results of the Inpixon Business are presented as discontinued operations in the consolidated financial statements for all periods presented.

As a result of these transactions, our current operating profile differs materially from prior periods, and historical results may not be fully comparable. Accordingly, in addition to reviewing our GAAP results, management evaluates performance and allocates capital with an emphasis on:

●	Revenue growth and channel mix within the UAS platform.

●	Gross margin expansion through service attachment and lifecycle support.

●	Working capital efficiency and liquidity management.

●	Disciplined allocation of capital between UAS scaling initiatives and TriFan development.

UAS Solutions Platform

Through Drone Nerds, we operate an established enterprise-focused UAS solutions platform in the United States. Our operating model is designed to provide end-to-end UAS lifecycle capabilities across hardware distribution, operator training, compliance management support, repair and maintenance, fleet sustainment, and related support services.

We operate an OEM-agnostic, multi-vendor ecosystem supporting more than 50 hardware and software manufacturers. This positioning enables us to serve enterprise and public sector customers navigating evolving regulatory requirements, supply chain considerations, and procurement restrictions.

Our strategy is aligned with our broader Vertical Economy™ vision, which encompasses vertical lift technologies and supporting infrastructure across unmanned and manned aircraft platforms. While our long-term vision includes broader participation across the vertical lift ecosystem, our near-term operating focus is centered on scaling our UAS platform with disciplined capital allocation and margin optimization.

We believe the UAS market is undergoing structural evolution driven by:

●	Increasing enterprise adoption of drones for inspection, safety, and operational efficiency

●	Regulatory developments affecting fleet eligibility and operational approvals

●	Growing emphasis on secure and compliant procurement in government and defense channels

●	Customer demand for integrated lifecycle solutions rather than standalone hardware transactions

Our integrated model is designed to address these trends by positioning us as a long-term solutions partner rather than a transactional reseller.

TriFan 600 VTOL Program

As of early 2026, the TriFan 600 program has been paused. Whether and when development may resume will depend on a number of factors, including capital availability, market conditions for advanced air mobility, and the Company’s overall strategic priorities at the relevant time. While the TriFan 600 remains a strategic long-term asset within our broader vertical lift vision, our current revenue base and operating execution are centered on our UAS solutions platform.

Capital Allocation and Liquidity Strategy

During 2025, we completed multiple public offerings and a Series 10 Convertible Preferred Stock financing, which generated an aggregate of approximately $85.5 million in net proceeds, strengthening our liquidity and supporting our strategic initiatives, including the Drone Nerds acquisition and working capital stabilization. Our operating priorities are focused on:

●	Strengthening and scaling our UAS platform.

●	Improving margin profile and recurring revenue mix.

●	Managing operating expenses and cash burn.

●	Preserving long-term vertical lift optionality.

Our near-term objective is to move toward improved operating cash flow sustainability within the UAS segment while maintaining disciplined investment in our other programs, which may require additional capital over time.

RECENT DEVELOPMENTS

Sale of Inpixon Business. In February 2026, we completed the sale of our historical Inpixon Business, which had been classified as discontinued operations during the fourth quarter of 2025. The transaction furthered our strategic repositioning toward a focused aerospace and UAS platform. The final purchase price remains subject to customary post-closing adjustments.

Board and Leadership Changes. Clinton Weber was elected to our Board of Directors at our 2025 annual meeting of stockholders held on December 30, 2025. In February 2026, we appointed Jonathan Ornstein to our Board of Directors. In addition, Soumya Das resigned from his position as Chief Executive Officer of the Inpixon Business and from the Company’s Board of Directors in connection with the disposition of that business.

Asset-Based Credit Facility. In February 2026, we entered into a new secured asset-based revolving credit facility with JPMorgan Chase Bank, N.A. (the “ABL Facility”). The ABL Facility provides for a revolving line of credit of up to $20.0 million, subject to a borrowing base calculated primarily on eligible accounts receivable and inventory, and includes customary covenants and reporting requirements. Subject to lender approval and the terms of the underlying credit agreement, the facility may be increased by up to an additional $25.0 million.

The ABL Facility is intended to enhance our working capital flexibility, support inventory procurement and growth within our UAS platform, and strengthen overall liquidity management. Borrowings under the facility bear interest at variable rates based on applicable benchmark rates plus an agreed margin.

Warrant Exercises. Subsequent to December 31, 2025 and through the date of this filing, holders of certain warrants issued in connection with our 2025 public offerings exercised warrants to purchase 3,963,408 shares of the Company’s common stock. These exercises resulted in aggregate cash proceeds to us of approximately $7.9 million. We engaged ThinkEquity LLC as our exclusive advisor in connection with the solicitation of these warrants for which we paid cash compensation of 3% of the gross proceeds, or approximately $0.2 million. After deducting such commissions, the net proceeds we received from these warrant exercises was approximately $7.7 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The preparation of these consolidated financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We base these estimates on historical experience, current trends, and other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates, and such differences could be material.

Our significant accounting policies are described in the notes to our audited consolidated financial statements included elsewhere in this Annual Report. We believe the following accounting estimates are critical to understanding our consolidated financial statements because they involve significant judgment, estimates and assumptions.

Revenue Recognition

We generate revenue primarily through our UAS solutions and services business, which includes the sale and distribution of UAS platforms, payloads, sensors, batteries, accessories and related equipment, as well as certain support services. Revenue is recognized in accordance with ASC 606, Revenue from Contracts with Customers.

Revenue is recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration we expect to receive in exchange for those goods or services. Substantially all revenue is recognized at a point in time when control transfers to the customer, which generally occurs upon shipment for wholesale and direct sales transactions (FOB shipping point) or at the point of sale for retail transactions. Certain service-based offerings, including product protection programs, may be recognized over time; however, such amounts are not material to the consolidated financial statements.

We generally act as principal in our sales arrangements and recognize revenue on a gross basis. In limited cases, we facilitate the sale of third-party service offerings (e.g., product protection programs), for which we act as an agent and recognize revenue on a net basis; however, such amounts are not material.

The transaction price may include variable consideration, including volume discounts, rebates, and estimated product returns, which are recorded based on historical experience and current trends. Deferred revenue primarily represents amounts received from customers prior to shipment.

We record freight billed to customers in revenue, and related shipping and handling costs are included in cost of revenues. We have elected the practical expedient related to significant financing components, as our contracts generally do not include a period greater than one year between transfer of goods or services and payment. We also apply the practical expedient related to costs to obtain a contract and expense such costs as incurred when the amortization period would have been one year or less.

The most significant estimates and judgments in our revenue recognition include:

●	Estimation of returns and refund liabilities;

●	Determination of whether certain arrangements contain variable consideration;

●	Evaluation of whether revenue should be recognized at a point in time versus over time (where applicable); and

●	Determination of when control transfers under shipping terms.

Allowance for Credit Losses

We maintain an allowance for credit losses for expected losses resulting from the inability of customers to make required payments. The allowance is based on historical loss experience, aging of receivables, specific customer credit evaluations, current economic conditions, and reasonable and supportable forecasts of future economic conditions.

Because the majority of our revenue is generated from the sale and distribution of UAS platforms and related products to enterprise, commercial and governmental customers, changes in customer creditworthiness, economic conditions, or industry dynamics could impact the collectability of receivables. If actual customer payment patterns differ from management’s estimates, additional credit loss expense may be required.

We also maintain credit insurance that further reduces our exposure to potential credit losses.

Inventory Valuation

Inventory represents a significant asset of the Company as of December 31, 2025 and consists primarily of finished goods, including drones and related accessories held for resale in the ordinary course of business. Inventory is stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out method.

The determination of net realizable value requires management to make significant estimates and judgments regarding future demand, market conditions, technological developments, and expected selling prices. The enterprise drone industry is characterized by rapid technological innovation, new product introductions, evolving regulatory frameworks, and changes in customer preferences. These factors increase the risk that certain inventory items may become obsolete or experience reduced demand prior to sale.

Management evaluates inventory on a regular basis for excess, slow-moving, or obsolete items by analyzing historical sales trends, current backlog, forecasted demand, inventory aging, vendor product roadmaps, and anticipated technological changes. When the estimated net realizable value of inventory is lower than its recorded cost, the Company records a write-down (including a provision for inventory obsolescence) through cost of sales. Such write-downs establish a new cost basis and are not subsequently reversed if market conditions improve.

As of December 31, 2025, all inventory relates to the Drone Nerds (UAS) segment and was recorded at its estimated net realizable value in connection with the Drone Nerds acquisition. No material inventory reserves or write-downs were recorded subsequent to the acquisition closing date. While management believes its assumptions and estimates are reasonable, actual results could differ materially due to changes in market conditions, customer demand, competitive pricing pressures, or product life cycles. A sustained decline in demand for key product lines, delays in new product launches, or accelerated technological obsolescence could result in additional inventory write-downs that would adversely affect gross margins and operating results in future periods.

Business Combinations and Purchase Accounting

We account for business combinations using the acquisition method of accounting. Under this method, the identifiable assets acquired and liabilities assumed are recorded at their estimated fair values as of the acquisition date. The excess of the purchase price over the fair value of identifiable net assets acquired is recorded as goodwill.

The determination of fair values requires significant judgment and estimation, including with respect to:

●	Identifiable intangible assets and their estimated useful lives;

●	Assumed discount rates, royalty rates and forecast assumptions used in valuation models;

●	Expected future cash flows and market participant assumptions; and

●	The valuation of contingent consideration or other acquisition-related liabilities, if applicable.

Changes in assumptions used in purchase accounting could materially affect the amounts assigned to goodwill, intangible assets, depreciation and amortization expense, and future impairment analyses.

The valuation of equity and debt instruments issued as consideration requires judgment regarding the fair value of the Company’s common stock, discount rates, and other market-based inputs at the acquisition date.

Acquisition-related transaction costs are expensed as incurred. We may refine the purchase price allocation during the measurement period (up to one year from the acquisition date) as additional information becomes available.

Valuation of Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets, if any, are evaluated for impairment at least annually as of October 1, or more frequently if events or changes in circumstances indicate that it is more likely than not that an impairment exists. Long-lived assets and finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.

For long-lived assets held and used, recoverability is assessed by comparing the carrying amount of the asset group to the expected undiscounted future cash flows expected to be generated by the asset group. If the carrying amount exceeds the undiscounted cash flows, an impairment charge is recorded for the amount by which the carrying value exceeds fair value.

For goodwill impairment testing, we compare the estimated fair value of the reporting unit to its carrying value. Fair value is typically estimated using discounted cash flow models and, when appropriate, market-based valuation approaches. These analyses require significant judgment and are sensitive to changes in assumptions, including:

●	Forecasted revenue growth rates and margins;

●	Expected future cash flows;

●	Discount rates;

●	Long-term growth rates; and

●	Market multiples and comparable company inputs.

Impairment of Goodwill and Long-Lived Assets

During the year ended December 31, 2025, the Company identified triggering events related to the Inpixon Business, including continued operating losses, negative cash flows, and management’s decision to pursue a disposition of the business.

The Company performed a quantitative goodwill impairment test in accordance with ASC 350 and determined that the carrying value of the reporting unit exceeded its estimated fair value. As a result, the Company recorded a goodwill impairment charge of approximately $4.0 million during 2025. In addition, the Company evaluated definite-lived intangible assets and other long-lived assets for recoverability in accordance with ASC 360. Based on this analysis, the Company recorded impairment charges of approximately $0.6 million. These impairments reflect the write-down of asset groups to their estimated fair value.

In December 2025, management committed to a plan to dispose of the Inpixon Business and classified the disposal group as held for sale. Upon classification, the disposal group was measured at the lower of carrying value or fair value less costs to sell in accordance with ASC 360, resulting in an additional impairment charge of approximately $5.9 million.

The fair value of the affected asset groups and disposal group was determined using an income approach based on estimated future cash flows, which required significant judgment, including assumptions related to revenue growth, margins, and discount rates.

All impairment charges recognized during 2025 relate to the Inpixon Business and are presented within loss from discontinued operations in the consolidated statements of operations.

Deferred Income Taxes and Valuation Allowances

We account for income taxes in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for temporary differences between the financial statement carrying values of assets and liabilities and their respective tax bases.

We assess the realizability of deferred tax assets and establish a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The evaluation of whether a valuation allowance is required is based on all available positive and negative evidence, including:

●	Historical taxable income or losses;

●	Forecasted future taxable income;

●	Reversal patterns of temporary differences;

●	Tax planning strategies; and

●	The ability to utilize net operating loss carryforwards and tax credit carryforwards.

Because our ability to realize deferred tax assets is dependent upon the generation of future taxable income, changes in our forecasts or business performance could materially impact our valuation allowance and income tax expense.

We also recognize liabilities for uncertain tax positions when it is more likely than not that the tax position will not be sustained upon examination, and we measure such liabilities based on the largest amount of benefit that is more likely than not to be realized.

Fair Value Measurements and Accounting for Financial Instruments

We use significant judgment in the accounting for certain financial instruments, including those issued in connection with equity and debt financings. Certain instruments may require classification as liabilities and measurement at fair value, with changes in fair value recognized in earnings. Fair value measurements may require the use of valuation techniques, including option pricing models, which involve significant assumptions such as expected volatility, risk-free interest rates, expected term, and probability of certain events.

Because these assumptions can be subjective and sensitive to market conditions, changes in assumptions could materially affect the carrying values of these instruments and the related gains or losses recognized in our consolidated statements of operations.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Stock-based compensation expense is recognized over the requisite service period and is based on the grant date fair value of the awards.

The fair value of stock options is generally estimated using an option pricing model, which requires assumptions such as:

●	Expected volatility;

●	Expected term;

●	Risk-free interest rate; and

●	Expected dividends.

These assumptions require judgment and could materially impact the amount of stock-based compensation expense recognized.

RESULTS OF OPERATIONS

Overview and Comparability Considerations

Our results of operations for the year ended December 31, 2025 reflect the impact of several transactions, including the acquisition of Drone Nerds in November 2025 and our decision to dispose of the historical Inpixon Business and classification of that business as held for sale, which is presented as discontinued operations. As a result, period-to-period comparisons may not fully reflect the operating scale and revenue profile of the Company following the Drone Nerds acquisition.

Corporate and Public Company Costs

Following the XTI Merger in March 2024 and our subsequent strategic transactions in 2025, we incurred corporate and public company costs associated with operating as a Nasdaq-listed company, executing capital raises, and completing acquisition-related activity.

Corporate costs include executive management, finance, legal, compliance, investor relations, audit, and other public company-related professional fees. Corporate expenses also include stock-based compensation, which is non-cash in nature but can be material in periods involving significant equity-based awards, capital raising activity, or other strategic transactions.

During 2025, corporate expenses also included certain non-recurring items, such as transaction costs, integration-related costs, and other costs associated with strategic activities.

Discontinued Operations (Inpixon Business)

The results of the Inpixon Business are presented as discontinued operations in our consolidated financial statements for all periods presented. Unless otherwise indicated, the discussion below relates to continuing operations.

Consolidated GAAP Results of Operations (Continuing Operations)

Revenues

Revenues for the year ended December 31, 2025 reflect the Company’s UAS solutions and services operations following the Drone Nerds acquisition in November 2025, as well as other continuing operations. Revenues for the comparable period in 2024 primarily reflect the historical results of Legacy XTI, a development-stage aircraft company. Accordingly, year-over-year comparisons are not necessarily indicative of the operating scale of the Company following the acquisition.

We expect that revenue growth and mix in future periods will be influenced primarily by the performance of Drone Nerds, including channel mix, enterprise and public sector demand, service attachment rates, and product availability across OEM partners.

Cost of Revenues and Gross Profit

Cost of revenues consists primarily of product costs associated with UAS hardware and accessories, as well as labor and other direct costs associated with repair, maintenance, training, and other service offerings.

Gross margin is influenced by product mix, pricing discipline, inventory and vendor cost dynamics, channel mix (including enterprise versus wholesale and retail), and the relative contribution of higher-margin services. We believe expanding service penetration and lifecycle support offerings may improve gross margin stability over time.

Operating Expenses

Operating expenses consist primarily of research and development, sales and marketing, and general and administrative expenses.

Research and development expenses are primarily attributable to the TriFan 600 VTOL aircraft development program. These costs include personnel-related expenses, engineering and technical consulting fees, prototype and testing costs, software and tooling expenses, and other costs incurred in connection with aircraft development and certification planning. R&D spending may fluctuate based on the timing and scope of development activities and available funding.

Sales and marketing expenses consist primarily of personnel costs, advertising and marketing programs, trade shows, and other customer acquisition and relationship management activities. Following the Drone Nerds acquisition, sales and marketing spending is expected to reflect the scale of the UAS business, including enterprise and public sector sales efforts.

General and administrative expenses consist primarily of personnel-related costs for executive, finance, legal, and administrative functions, as well as professional fees, insurance, facilities, and public company costs. General and administrative expenses also include stock-based compensation and transaction-related costs, which may be significant in periods involving capital raises, acquisitions, or other strategic transactions.

Other Income (Expense)

Other income (expense) consists primarily of interest expense, changes in fair value of certain financial instruments, gains or losses related to extinguishment or modification of debt, and other non-operating items.

During 2025, our other income (expense) was materially influenced by financing and capital markets activity, including instruments issued in connection with public offerings and the Series 10 Convertible Preferred Stock financing, as well as fair value remeasurement of certain liabilities. These items can create significant period-to-period volatility and may not be indicative of core operating performance.

Income Taxes

We recorded income tax expense (benefit) primarily related to state minimum taxes and other items. We maintain valuation allowances against substantially all of our deferred tax assets due to historical losses and uncertainty regarding future taxable income.

Unaudited Pro Forma Financial Information (Supplemental)

Because Drone Nerds was acquired in November 2025, our consolidated results for the year ended December 31, 2025 include only a partial period of Drone Nerds operations. For informational purposes, we have included unaudited pro forma condensed combined financial information in the notes to our consolidated financial statements, which is presented as if the acquisition had occurred on January 1, 2024.

Year Ended December 31, 2025 compared to the Year Ended December 31, 2024

Comparability of Financial Information

On March 12, 2024, we completed the XTI Merger, which was accounted for as a reverse acquisition with Legacy XTI treated as the accounting acquirer and the Company (formerly Inpixon) treated as the accounting acquiree. As a result, our consolidated financial statements reflect (i) the historical financial statements of Legacy XTI prior to the closing date and (ii) the consolidated results of the combined company from the closing date forward.

Accordingly, the year ended December 31, 2024 reflects the historical operations of Legacy XTI, a development-stage aircraft company with no revenue, together with the corporate-level expenses of the public company. The year ended December 31, 2025 reflects the operations of the combined company, including revenue generated from our UAS solutions platform following the acquisition of Drone Nerds in November 2025. In addition, during December 2025, we committed to a plan to dispose of our historical Inpixon Business, which is presented as discontinued operations for all periods presented.

As a result of these transactions, period-to-period comparisons may not be fully comparable.

The following table presents selected consolidated results of continuing operations:

	For the Years Ended
	2025	2024
(in thousands, except percentages)	Amount	Amount	$ Change	% Change
Revenues	$22,490	$—	$22,490	**
Cost of revenues	17,569	—	17,569	**
Gross profit	4,921	—	4,921	**
Operating expenses	47,742	29,667	18,075	61%
Loss from continuing operations	(42,821)	(29,667)	(13,154)	44%
Other income (expense)	(10,225)	1,414	(11,639)	(823)%
Income tax benefit (provision)	10	(16)	26	(163)%
Net loss from continuing operations	$(53,036)	$(28,269)	$(24,767)	88%

**	Comparisons between positive and negative numbers and with a zero are not meaningful.

Revenues

Revenues for the year ended December 31, 2025 were $22.5 million, reflecting revenue generated by our UAS solutions platform following the acquisition of Drone Nerds in November 2025. Accordingly, revenues for 2025 represent only the period from the acquisition date through December 31, 2025. The Company did not generate revenue during 2024, as Legacy XTI was a development-stage aircraft company focused on the TriFan 600 program.

Cost of Revenues and Gross Profit

Cost of revenues for the year ended December 31, 2025 was $17.6 million, resulting in gross profit of $4.9 million and a gross margin of approximately 21.9%. The gross margin reflects the product mix and operating model of the UAS distribution and services business, which includes hardware sales, accessories, and related support services.

There were no revenues or cost of revenues in 2024.

Future gross margin performance will be influenced by product mix, service attachment rates, pricing discipline, vendor cost dynamics, and channel mix.

Operating Expenses

Operating expenses for the year ended December 31, 2025 were $47.7 million, an increase of $18.1 million, or 61%, compared to $29.7 million in 2024.

The increase was primarily attributable to:

●	Higher general and administrative expenses associated with operating as a public company for a full year in 2025, including increased legal, accounting, audit, insurance, compliance, and investor relations costs.

●	Increased personnel-related expenses, including stock-based compensation.

●	Costs associated with capital raising activities and strategic transactions completed during 2025.

●	Operating expenses attributable to the acquired Drone Nerds business from the acquisition date through year-end.

●	Investment in research and development related to the TriFan 600 program.

During 2024, operating expenses included costs associated with the XTI Merger, including $6.5 million of merger and acquisition transaction costs. These costs were lower in 2025; however, this decrease was more than offset by the factors described above.

Loss from Continuing Operations

Loss from continuing operations increased to $42.8 million in 2025 from $29.7 million in 2024. The increase was driven primarily by the increase in operating expenses discussed above, partially offset by the contribution of gross profit from the UAS business in 2025.

Other Income (Expense)

Other income (expense) was a net expense of $10.2 million in 2025 compared to net income of $1.4 million in 2024.

The 2025 expense was primarily attributable to:

●	$6.6 million of warrant issuance expense related to financing transactions completed during the year,

●	$2.0 million expense related to a full allowance for expected credit losses on the Company’s convertible promissory note investment in Valkyrie Sciences Holdings LLC. The investment was made in October 2025 as part of the Company’s broader strategic initiative to expand its capabilities in artificial intelligence and advanced technologies and was not primarily intended to generate returns through near-term repayment of contractual cash flows. As of December 31, 2025, based on information available to management, including the issuer’s limited operating history, lack of near-term revenue, and dependence on future financing, the Company determined that collection of substantially all contractual cash flows associated with the note was not expected. Accordingly, a full allowance for expected credit losses was recorded in accordance with ASC 326. The recognition of this allowance reflects the application of the expected credit loss model to the debt instrument and does not represent a reassessment of the Company’s original strategic rationale for the investment or its view of the potential long-term value associated with its relationship with Valkyrie,

●	$0.6 million change in fair value of warrant liabilities,

●	$0.4 million loss on extinguishment of debt, and

●	$0.3 million decrease in the fair value of certain investments and related instruments.

These items were partially offset by lower interest expense compared to 2024.

In contrast, 2024 included a significant $12.9 million gain related to the change in fair value of convertible notes accounted for under the fair value option, partially offset by inducement losses on debt conversions and other financing-related costs. The absence of a comparable fair value gain in 2025 contributed to the year-over-year decline.

Other income (expense) may fluctuate significantly in future periods based on financing activities and fair value remeasurement of certain financial instruments.

Income Taxes

Income tax benefit (provision) was approximately $0.01 million in 2025 compared to an income tax provision of $0.02 million in 2024. Income taxes for both periods primarily reflect state minimum taxes and other immaterial items. We continue to maintain a valuation allowance against substantially all deferred tax assets.

Segment Results of Operations

Beginning in November 2025, the Company operates through two reportable segments: UAS and Commercial Aviation. The UAS segment reflects the operations of Drone Nerds beginning on November 10, 2025, while the Commercial Aviation segment includes activities related to the development of the TriFan 600 aircraft program.

Beginning in fiscal year 2026, the Company expects that its operating structure and internal management reporting may evolve to reflect the continued development of its UAS solutions, advanced systems and defense, and domestic manufacturing and technology activities. As a result, the Company anticipates that its reportable segments may be modified in future periods to align with how management evaluates performance and allocates resources. Any such changes will be reflected in the Company’s financial reporting beginning in the period in which they occur.

UAS Segment

For the year ended December 31, 2025, the UAS segment generated revenue of approximately $22.5 million and gross profit of approximately $4.9 million. Operating expenses for the UAS segment consisted primarily of sales and marketing expenses associated with distribution activities and general and administrative expenses required to support the operations of Drone Nerds following the acquisition.

Commercial Aviation Segment

The Commercial Aviation segment did not generate revenue during the year ended December 31, 2025 as the Company continued to focus on development of the TriFan 600 aircraft. Operating expenses for this segment consisted primarily of research and development costs related to engineering, design and certification activities, as well as general corporate expenses supporting ongoing development efforts.

Discontinued Operations

During December 2025, the Company committed to a plan to dispose of its Inpixon Business and initiated an active process to identify a buyer. The Company completed the sale of the Inpixon Business on February 3, 2026 for total consideration of approximately $5.5 million.

The Inpixon Business is presented as discontinued operations for all periods shown.

Loss from discontinued operations was $15.5 million for the year ended December 31, 2025, compared to $7.3 million in 2024. The 2025 loss includes approximately $10.5 million of impairment charges, consisting primarily of goodwill and intangible asset impairments recognized in connection with the Company’s decision to dispose of the business and its classification as held for sale.

Excluding impairment charges, the Inpixon Business continued to generate operating losses, reflecting ongoing negative cash flows and the Company’s strategic decision to exit the business.

Net cash used in operating activities of discontinued operations was approximately $4.4 million for the year ended December 31, 2025, consistent with the Company’s historical operating losses for this business.

The disposition of the Inpixon Business represents a strategic shift that allows the Company to focus its resources on its core UAS and aerospace development operations, following losses of $15.5 million and $7.3 million for the years ended December 31, 2025 and 2024, respectively.

Unaudited Pro Forma Financial Information (Supplemental)

Because the acquisition of Drone Nerds was completed on November 10, 2025, our consolidated results for the year ended December 31, 2025 include only a partial period of Drone Nerds operations. As a result, our reported GAAP results for 2025 do not reflect a full year of UAS platform operations.

To provide additional context regarding the scale of the combined business, we have presented unaudited pro forma consolidated financial information as if the Drone Nerds acquisition had occurred on January 1, 2024.

The unaudited pro forma information is presented for comparative purposes only and is not necessarily indicative of:

●	The results of operations that would have been achieved had the acquisition been completed on the assumed date;

●	The actual results of the combined company for any future period; or

●	The Company’s expected future operating performance.

The pro forma results reflect adjustments that are directly attributable to the acquisition and factually supportable, including:

●	Incremental amortization expense related to acquired intangible assets;

●	Interest expense associated with acquisition-related indebtedness;

●	Elimination of transaction costs directly attributable to the acquisition; and

●	Conforming accounting policy adjustments, where applicable.

The pro forma results provide additional information regarding the revenue scale and gross margin profile of the combined business relative to our reported GAAP results for 2025, which include only a partial period of operations following the acquisition. The pro forma information does not reflect potential cost savings, integration benefits, operational synergies, changes in capital structure subsequent to the acquisition, or the impact of future strategic initiatives.

	For the Years Ended
	2025	2024
(in thousands, except percentages)	Amount	Amount	$ Change	% Change
Revenues	$121,590	$111,201	$10,389	9%
Cost of revenues	94,806	93,868	938	1%
Gross profit	26,784	17,333	9,451	55%
Operating expenses	54,291	37,463	16,828	45%
Loss from operations	(27,507)	(20,130)	(7,377)	37%
Other income (expense)	(11,545)	(3,802)	(7,743)	204%
Income tax benefit (provision)	10	(16)	26	(163)%
Pro forma net loss from continuing operations	(39,0422)	(23,948)	(15,094)	63%

Non-cash or infrequent items:
Warrant issuance expense	6,580	—
Change in fair value of warrant liability	596	281
Change in fair value of equity securities	349	1,068
Loss on extinguishment of debt	421	—
Provision for credit losses on investments	2,039	—
Stock-based compensation	11,507	3,943
Amortization of intangible assets	916	915
Adjusted Pro Forma Net Loss (Non-GAAP)	$(16,634)	$(17,741)	$1,107	(6)%

Pro forma Margins:
Gross margins	22%	16%
Adjusted Pro Forma Net Loss Margin (Non-GAAP)	(14)%	(16)%

**	Comparisons between positive and negative numbers and with a zero are not meaningful.

Interpretation of Pro Forma Results

For the year ended December 31, 2025, pro forma revenues were $121.6 million compared to $111.2 million for 2024, representing an increase of approximately 9%. Pro forma gross profit increased to $26.8 million from $17.3 million, and pro forma gross margin improved to 22% from 16%.

The improvement in pro forma gross margin was driven primarily by favorable pricing dynamics and a shift in sales mix toward higher-margin enterprise customers, which more than offset increases in input costs, including tariffs, during the period.

Operating expenses on a pro forma basis increased to $54.3 million in 2025 from $37.5 million in 2024. The increase reflects continued investment in infrastructure, personnel, public company costs, and development activities, including the TriFan 600 program.

Pro forma net loss from continuing operations was $39.0 million for 2025 compared to $23.9 million in 2024.

Pro Forma Non-GAAP Measure

We also present pro forma non-GAAP net loss, which reflects pro forma results further adjusted to exclude certain non-cash or infrequent items that management believes are not indicative of core operating performance. As a result, Adjusted Pro Forma Net Loss (Non-GAAP) differs from pro forma net loss as it excludes additional non-cash and non-recurring items beyond those reflected in the pro forma adjustments. These items include:

●	Warrant issuance expense;

●	Changes in fair value of warrant liabilities;

●	Changes in fair value of certain investments and related instruments;

●	Loss on extinguishment of debt;

●	Provision for credit losses on investments;

●	Stock-based compensation; and

●	Amortization of acquired intangible assets.

Adjusted Pro Forma Net Loss (Non-GAAP) was $17.3 million in 2025 compared to $17.7 million in 2024.

This non-GAAP measure is intended to supplement, and not be considered as a substitute for, the most directly comparable GAAP measure. Adjusted Pro Forma Net Loss (Non-GAAP) has limitations as an analytical tool and may not be comparable to similarly titled measures used by other companies.

LIQUIDITY AND CAPITAL RESOURCES

Overview

During 2025, the Company completed multiple capital raising transactions that materially strengthened its balance sheet and liquidity profile. These transactions included approximately $62.8 million of aggregate net proceeds from public equity offerings and warrant exercises and approximately $22.8 million of net proceeds from the issuance of Series 10 Convertible Preferred Stock.

As a result of these transactions, cash and cash equivalents increased to approximately $16.7 million as of December 31, 2025, and the Company reported working capital of approximately $4.2 million, compared to a working capital deficit of approximately $8.8 million as of December 31, 2024.

Working capital at December 31, 2025 includes approximately $22.6 million of derivative warrant liabilities. These instruments are non-cash financial liabilities that are required to be measured at fair value under GAAP and do not represent contractual cash obligations. Excluding these derivative warrant liabilities, working capital would have been approximately $26.8 million.

The breakdown of our overall working capital is as follows (in thousands):

Working Capital	December 31, 2025	December 31, 2024	$ Change
Current Assets
Cash and cash equivalents	$16,696	$3,972	$12,724
Accounts receivable, net	12,093	—	12,093
Other receivables	—	513	(513)
Inventories	15,400	—	15,400
Prepaid expenses and other current assets	3,989	888	3,101
Current assets of discontinued operations	3,645	3,208	437
Total Current Assets	51,823	8,581	43,242

Current Liabilities
Accounts payable and related party payables	5,212	5,241	(29)
Accrued expenses and other current liabilities	6,165	6,071	94
Accrued interest	391	522	(131)
Customer deposits	3,071	1,350	1,721
Warrant liability	22,561	—	22,561
Operating lease obligation, current	550	88	462
Short-term debt	7,931	2,657	5,274
Current liabilities of discontinued operations	1,722	1,492	230
Total Current Liabilities	47,603	17,421	30,182
Net Working Capital (Deficit)	$4,220	$(8,840)	$13,060

Total current assets increased to approximately $51.8 million at December 31, 2025, compared to approximately $8.6 million at December 31, 2024, primarily reflecting the addition of accounts receivable and inventories associated with the November 2025 acquisition of Drone Nerds, as well as higher cash balances resulting from capital raising activities during the year.

Total current liabilities increased to approximately $47.6 million at December 31, 2025, compared to approximately $17.4 million at December 31, 2024. The increase was primarily attributable to:

●	Recognition of derivative warrant liabilities

●	Higher short-term debt associated with the Drone Nerds acquisition

●	Increased customer deposits and operating liabilities

Credit Facility

In February 2026, subsequent to year-end, Drone Nerds, LLC and Anzu Robotics, LLC, each a subsidiary of the Company, entered into a secured asset-based revolving credit facility providing for borrowings of up to $20.0 million, subject to a borrowing base of eligible accounts receivable and inventory. The facility has a maturity date in 2029 and includes an accordion feature that permits the Company, subject to lender approval and customary conditions, to increase total commitments by up to an additional $25.0 million. The facility is intended to support working capital needs of the Company’s UAS operations and general corporate purposes.

Liquidity Outlook

The Company’s liquidity strategy is focused on maintaining sufficient operating capital to support its enterprise drone distribution business while continuing to develop unmanned platforms for defense and commercial applications Near-term liquidity is expected to be supported by cash on hand, operating cash flows from the Drone Nerds business, and availability under the Company’s asset-based revolving credit facility. The Company does not currently expect to require additional capital to support the ordinary-course operating needs of the Drone Nerds business. However, the Company may seek additional capital in the future to support strategic acquisitions and the development of its advanced systems and domestic manufacturing initiatives.

Over the longer term, any future resumption of the TriFan 600 program will require additional capital.

Contractual Obligations and Commitments

The Company’s contractual obligations consist primarily of operating lease liabilities, short-term debt and acquisition-related promissory notes, and vendor commitments incurred in the ordinary course of business.

As of December 31, 2025, total operating lease liabilities were approximately $3.0 million, of which approximately $0.6 million is due within the next twelve months. In addition, the Company had short-term debt and acquisition-related promissory note obligations of approximately $7.9 million, representing scheduled principal payments due within one year.

The Company also maintains customary vendor purchase commitments associated with inventory procurement and operating agreements within its Drone Nerds distribution business. These commitments are generally short-term in nature and consistent with normal operating requirements.

Customer Deposits

As of December 31, 2025, customer deposits totaled approximately $3.1 million. Customer deposits consist of (i) refundable and conditional deposits received in connection with aircraft pre-orders and (ii) advance payments received in the ordinary course of business from customers of the Drone Nerds distribution operations. Aircraft-related deposits are generally refundable until a definitive purchase agreement is executed. If a significant number of customers request refunds, it could adversely impact liquidity.

Deposits received in the Drone Nerds business are typically short-term in nature and relate to standard commercial sales arrangements, including advance payments for inventory orders. These deposits are recognized as revenue upon transfer of control of the related goods.

Risks and Uncertainties

As of December 31, 2025, the Company had working capital of approximately $4.2 million (approximately $26.8 million excluding derivative warrant liabilities) and cash and cash equivalents of approximately $16.7 million. During 2025, the Company incurred a net loss of approximately $68.5 million and used approximately $36.6 million of cash in operating activities.

In November 2025, the Company completed the acquisition of Drone Nerds, a historically EBITDA-profitable drone distribution business. Management expects the Drone Nerds operations to contribute positive operating cash flows; however, consolidated operating results remain subject to variability in sales volumes, gross margins, inventory turnover, and broader market conditions affecting enterprise and commercial drone demand, as well as risks associated with the ongoing integration of Drone Nerds into the Company’s operations.

The Company has currently paused development activities related to the TriFan 600 aircraft program. Any future resumption of development activities related to the TriFan 600 program would be expected to require additional capital. Management may continue to pursue a range of potential funding alternatives, including equity or debt financing, strategic partnerships, joint ventures, government incentives and other potential sources of capital in connection with any such future resumption.

During 2025, the Company strengthened its liquidity through multiple capital raises, including approximately $62.8 million of aggregate net proceeds from public equity offerings and warrant exercises and approximately $22.8 million of net proceeds from the issuance of Series 10 Convertible Preferred Stock. In addition, in February 2026, the Company entered into a secured asset-based revolving credit facility providing for borrowings of up to $20.0 million, subject to a borrowing base. Based on December 31, 2025 balances, the Company estimates borrowing availability under the facility of approximately $14.5 million, subject to customary borrowing base limitations. The Company had no outstanding borrowings under its revolving credit facility as of December 31, 2025.

As of December 31, 2025, the Company had approximately 23 million outstanding warrants with an exercise price of $2.00 per share. If fully exercised for cash, these warrants would provide aggregate gross proceeds of approximately $46.0 million; however, exercise is at the discretion of the holders and dependent on market conditions. Subsequent to year-end, certain warrant holders have exercised warrants, resulting in cash proceeds to the Company, net of solicitation commissions paid to ThinkEquity LLC, of approximately $7.7 million. While additional warrant exercises may occur depending on market conditions, the timing and amount of any such future exercises cannot be predicted.

Management believes that existing liquidity is sufficient to support current operating requirements for at least the next twelve months. This assessment is based on current operating plans and assumptions, including the Company’s ability to manage expenditures and utilize available sources of liquidity, including cash on hand and borrowing availability under its credit facility.

Historical Cash Flows

The Company’s net cash flows used in operating, investing and financing activities for the years ended December 31, 2025 and 2024 and certain balances as of the end of those periods are as follows (in thousands):

	For the Years Ended December 31,
	2025	2024
Net cash used in operating activities	$(36,611)	$(22,307)
Net cash (used in) provided by investing activities	(18,762)	2,853
Net cash provided by financing activities	68,210	23,564
Effect of foreign exchange rate changes on cash	(23)	(10)
Net increase in cash and cash equivalents	$12,814	$4,100

	As of December 31,	As of December 31,
	2025	2024
Cash and cash equivalents	$16,696	$3,972
Working capital (deficit)	$4,220	$(8,840)

Operating Activities for the year ended December 31, 2025

Net cash used in operating activities was approximately $36.6 million for the year ended December 31, 2025, compared to approximately $22.3 million for the year ended December 31, 2024.

Included in operating cash flows for the year ended December 31, 2025 is approximately $4.4 million of cash used in operating activities related to discontinued operations (Inpixon Business). Excluding discontinued operations, net cash used in operating activities from continuing operations was approximately $32.2 million. Additional information regarding cash flows from discontinued operations is included in Note 19 – Discontinued Operations.

Cash used in operating activities during 2025 was primarily driven by the Company’s consolidated net loss of approximately $68.5 million, partially offset by $33.1 million of non-cash expenses. The most significant non-cash items in 2025 included stock-based compensation expense of approximately $12.0 million, goodwill impairment of approximately $9.9 million, warrant-related expense of approximately $6.6 million, provision for expected credit losses of approximately $2.1 million, and intangible asset impairment charges of approximately $0.6 million.

Working capital changes during 2025 resulted in a net use of approximately $1.2 million of cash. These changes primarily reflected reductions in accrued liabilities and accounts payable, partially offset by decreases in inventory and other current assets. The 2025 working capital activity reflects the integration of the Drone Nerds acquisition in the fourth quarter.

Management expects that the acquisition of Drone Nerds, a historically EBITDA-profitable business, will contribute positive operating cash flows going forward. However, operating cash flows will continue to be influenced by sales volumes, gross margins, inventory turnover, discretionary operating expenditures, and the pace of investment in the development of unmanned platforms for defense and commercial applications.

Operating Activities for the year ended December 31, 2024

Net cash used in operating activities was approximately $22.3 million for the year ended December 31, 2024.

Operating cash usage in 2024 was primarily driven by the Company’s net loss of approximately $35.6 million, partially offset by non-cash expenses of approximately $5.8 million. Non-cash adjustments included stock-based compensation, impairment charges, fair value adjustments related to financial instruments, and loss on extinguishment of debt.

Working capital changes in 2024 provided approximately $7.5 million of cash, primarily due to increases in accrued liabilities and other operating liabilities, partially offset by modest changes in receivables and deferred revenue.

Cash Flows from Investing Activities as of December 31, 2025 and 2024

Net cash used in investing activities was approximately $18.8 million for the year ended December 31, 2025, compared to net cash provided by investing activities of approximately $2.9 million for the year ended December 31, 2024.

Investing cash outflows during 2025 were primarily attributable to the acquisition of Drone Nerds, which resulted in a net cash outflow of approximately $16.5 million after considering cash acquired. In addition, the Company funded a $2.0 million investment in a convertible note receivable and incurred approximately $0.2 million of capital expenditures for property and equipment. These outflows were partially offset by minor investing activities.

Investing cash inflows during 2024 were primarily attributable to approximately $3.0 million of cash acquired in connection with the XTI Merger, partially offset by modest capital expenditures.

Cash Flows from Financing Activities as of December 31, 2025 and 2024

Net cash provided by financing activities was approximately $68.2 million for the year ended December 31, 2025, compared to approximately $23.6 million for the year ended December 31, 2024.

Financing cash inflows during 2025 were primarily driven by capital raising activities, including approximately $57.1 million of net proceeds from public offerings of common stock and pre-funded warrants, $22.8 million of net proceeds from the issuance of Series 10 Convertible Preferred Stock, $1.7 million of net proceeds from the Company’s at-the-market (“ATM”) program, which has since expired, and approximately $4.1 million of proceeds from the exercise of liability-classified warrants. These inflows were partially offset by approximately $15.9 million of debt repayments and $1.4 million related to redemptions of Series 9 Preferred Stock and other financing costs. These debt repayments and redemptions, together with the elimination of certain legacy financing obligations associated with the XTI Merger, represented meaningful uses of cash during the period, simplified the Company’s capital structure and removed historical financing restrictions.

Financing cash inflows during 2024 were primarily attributable to approximately $22.2 million of net proceeds from ATM stock offerings, $2.0 million of proceeds from the issuance of promissory notes, and approximately $1.0 million received under a loan arrangement with Legacy Inpixon prior to the XTI Merger. These inflows were partially offset by debt repayments and preferred stock redemptions.

The significant increase in financing cash flows during 2025 reflects the Company’s efforts to strengthen its liquidity position, fund operating losses, repay outstanding indebtedness, and support strategic initiatives, including the acquisition of Drone Nerds and continued development of the TriFan 600 aircraft program.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

RECENTLY ISSUED ACCOUNTING STANDARDS

For a discussion of recently issued accounting pronouncements, please see Note 3 to our financial statements, which are included in this Annual Report beginning on page F-1.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

XTI AEROSPACE, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS INPIXON AND SUBSIDIARIES)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

XTI Aerospace, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of XTI Aerospace, Inc. (the “Company”) as of December 31, 2025, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to business combination include the following, among others:

●	We obtained an understanding of the terms and conditions of the business combination by reviewing the purchase agreement and other related documents.

●	We evaluated the appropriateness of the valuation methodologies used by management to determine the fair value of the identifiable assets acquired and liabilities assumed. This included reviewing the discounted cash flow models, market approach, and cost approach used for the valuation.

●	We tested the completeness and accuracy of the purchase price allocation by verifying the consideration transferred

●	We involved our valuation specialists to assist in assessing the methodologies and assumptions used by management in the fair value measurements of the acquired intangible assets

●	We reviewed the disclosures in the financial statements related to the business combination to ensure adequacy and compliance with accounting standards.

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2024 (such date takes into account the acquisition of the attest business of Marcum llp by CBIZ CPAs P.C. effective November 1, 2024).

New York, NY
April 15, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

XTI Aerospace, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of XTI Aerospace, Inc. (the “Company”) as of December 31, 2024, the related consolidated statement of operations, comprehensive loss, changes in stockholders’ equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor from 2024 through 2025.

New York, NY

April 15, 2025, except for the effects of the Discontinued Operations as described in Note 19, which is April 15, 2026.

XTI AEROSPACE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value data)

	As of December 31, 2025	As of December 31, 2024
Assets
Current Assets
Cash and cash equivalents	$16,696	$3,972
Accounts receivable, net	12,093	—
Other receivables	—	513
Inventories	15,400	—
Prepaid expenses and other current assets	3,989	888
Current assets of discontinued operations (Note 19)	3,645	3,208
Total Current Assets	51,823	8,581

Property and equipment, net	385	72
Operating lease right-of-use asset, net	2,965	310
Intangible assets, net	9,338	284
Goodwill	11,544	—
Other assets	403	1,095
Non-current assets of discontinued operations (Note 19)	4,788	13,949
Total Assets	$81,246	$24,291

XTI AEROSPACE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except number of shares and par value data)

	As of December 31, 2025	As of December 31, 2024
Liabilities
Current Liabilities
Accounts payable	$5,212	$5,190
Related party payables	—	51
Accrued expenses and other current liabilities	6,165	6,071
Accrued interest	391	522
Customer deposits	3,071	1,350
Warrant liability	22,561	—
Operating lease obligation, current	550	88
Short-term debt	7,931	2,657
Current liabilities of discontinued operations (Note 19)	1,722	1,492

Total Current Liabilities	47,603	17,421

Long Term Liabilities
Long-term debt	450	65
Operating lease obligation, noncurrent	2,427	231
Non-current liabilities of discontinued operations (Note 19)	322	—

Total Liabilities	50,802	17,717

Commitments and Contingencies (Note 15)

Mezzanine Equity
Representative and placement agent warrants, net of issuance costs of $191	2,701	—

Stockholders’ Equity
Preferred Stock - $0.001 par value; 5,000,000 shares authorized
Series 4 Convertible Preferred Stock - 10,415 shares authorized; 1 share issued, and 1 share outstanding as of December 31, 2025 and 2024, respectively.	—	—
Series 5 Convertible Preferred Stock - 12,000 shares authorized; 126 shares issued, and 126 shares outstanding as of December 31, 2025 and 2024, respectively.	—	—
Series 9 Preferred Stock - 20,000 shares authorized; 0 shares issued and outstanding as of December 31, 2025, and 1,331 shares issued and 1,331 shares outstanding as of December 31, 2024.	—	1,331
Series 10 Convertible Preferred Stock - 25,000 shares authorized; 25,000 shares issued and outstanding as of December 31, 2025, and 0 shares issued and outstanding as of December 31, 2024 (Liquidation preference of $25,408,333)	21,793	—
Common Stock - $0.001 par value; 500,000,000 shares authorized; 32,786,816 and 1,685,021 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively.	33	2
Additional paid-in capital	157,354	99,425
Accumulated other comprehensive income	881	(622)
Accumulated deficit	(162,323)	(93,562)
Total Stockholders’ Equity	17,738	6,574
Noncontrolling interest – Class B Units of XTI Drones Holdings, LLC	10,005	—
Total Equity	27,743	6,574

Total Liabilities, Mezzanine Equity, and Equity	$81,246	$24,291

The accompanying notes are an integral part of these consolidated financial statements

XTI AEROSPACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Years Ended December 31,
	2025	2024
Revenues	$22,490	$—

Cost of Revenues	17,569	—

Gross Profit	4,921	—

Operating Expenses
Research and development	5,240	1,970
Sales and marketing	5,604	1,517
General and administrative	32,845	19,660
Merger and acquisition transaction costs	3,887	6,490
Amortization of intangible assets	166	30

Total Operating Expenses	47,742	29,667

Loss from Operations	(42,821)	(29,667)

Other (Expense) Income
Interest expense, net	(270)	(782)
Amortization of deferred loan costs	—	(17)
Loss on conversion of note receivable to equity investment	—	(2,630)
Loss on extinguishment of debt	(421)	(6,732)
Provision for expected credit losses on convertible note investment	(2,039)	—
Change in fair value of convertible notes payable	—	12,882
Change in fair value of equity securities	(349)	(1,068)
Change in fair value of warrant liability	(596)	(281)
Warrant issuance expense	(6,580)	—
Other income, net	30	42
Total Other (Expense) Income	(10,225)	1,414

Loss from Continuing Operations Before Income Taxes	(53,046)	(28,253)
Income tax benefit (provision)	10	(16)
Net Loss from Continuing Operations, net of tax	(53,036)	(28,269)
Loss from discontinued operations, net of tax	(15,455)	(7,334)
Net Loss	(68,491)	(35,603)
Net (income) loss attributable to noncontrolling interest	(270)	—
Net Loss Attributable to XTI Aerospace, Inc.	(68,761)	(35,603)

Less: Preferred stock dividends	(437)	(606)
Less: Deemed dividends	—	(772)
Net Loss Attributable to Common Stockholders	$(69,198)	$(36,981)

Net Loss Per Share – Basic and Diluted:
Continuing operations	$(3.28)	$(129.24)
Discontinued operations	$(0.96)	$(33.54)
Net loss per share	$(4.24)	$(162.78)

Weighted Average Shares Outstanding, Basic and Diluted	16,337,782	227,193

The accompanying notes are an integral part of these consolidated financial statements

XTI AEROSPACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	For the Years Ended December 31,
	2025	2024
Net Loss	$(68,491)	$(35,603)
Unrealized foreign currency translation adjustments relating to discontinued operations	1,503	(622)

Comprehensive Loss	$(66,988)	$(36,225)

Comprehensive Loss Attributable to:
XTI Aerospace, Inc.	$(67,258)	$(36,225)
Noncontrolling interest	270	—
Total Comprehensive Loss	$(66,988)	$(36,225)

The accompanying notes are an integral part of these consolidated financial statements

XTI AEROSPACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED December 31, 2025 and 2024

(In thousands, except share data)

	Series 9 Preferred		Series 10 Convertible Preferred
	Stock at Redemption Value		Stock at Redemption Value		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Parent	Non- Controlling Class B	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity	Units	Equity
Balance - January 1, 2025	1,331	$1,331		$—	1,685,021	$2	$99,425	$(622)	$(93,562)	$6,574	$—	$6,574
Common shares issued for net cash proceeds of ATM offering	—	—	—	—	169,299	—	1,667	—	—	1,667	—	1,667
Common shares issued for net cash proceeds of public offerings	—	—	—	—	20,396,946	20	20,564	—	—	20,584	—	20,584
Common shares issued for exercise of liability classified warrants	—	—	—	—	9,963,576	10	23,389	—	—	23,399	—	23,399
Common shares issued for conversion of debt	—	—	—	—	240,229	—	750	—	—	750	—	750
Issuance of noncontrolling interest in connection with Drone Nerds acquisition	—	—	—	—	—	—	—	—	—	—	9,735	9,735
Proceeds from issuance of Series 10 Convertible Preferred Stock	—	—	25,000	25,000	—	—	—	—	—	25,000	—	25,000
Issuance costs related to Series 10 Convertible Preferred Stock	—	—	—	(3,207)	—	—	—	—	—	(3,207)	—	(3,207)
Series 10 Convertible Preferred Stock dividend accrual	—	—	—	—	—	—	(408)	—	—	(408)	—	(408)
Redemption of Series 9 Preferred Stock	(1,331)	(1,331)	—	—	—	—	(96)	—	—	(1,427)	—	(1,427)
Stock-based compensation	—	—	—	—	158,500	—	12,046	—	—	12,046	—	12,046
Cumulative translation adjustment	—	—	—	—	—	—	—	1,503	—	1,503	—	1,503
Rounding adjustment for fractional shares resulting from 1-for-250 reverse stock split					173,245	1	17	—	—	18	—	18
Net loss attributable to parent	—	—	—	—	—	—	—	—	(68,761)	(68,761)	—	(68,761)
Net (income) loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	270	270
Balance - December 31, 2025	—	$—	25,000	$21,793	32,786,816	$33	$157,354	$881	$(162,323)	$17,738	$10,005	$27,743

The accompanying notes are an integral part of these consolidated financial statements

XTI AEROSPACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED December 31, 2025 and 2024

(In thousands, except share data)

	Series 9 Preferred Stock at Redemption Value		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance - January 1, 2024	—	$—	12,791	$—	$26,330	$—	$(57,959)	$(31,629)
Common and preferred shares issued via merger	11,302	11,302	8,303	—	14,303	—	—	25,605
Common shares issued for net cash proceeds of ATM offering	—	—	998,447	1	22,341	—	—	22,342
Common shares issued as settlement of accrued compensation	—	—	193,716	—	4,398	—	—	4,398
Common shares issued as prepayment of services	—	—	1,718	—	335	—	—	335
Common shares issued to Xeriant, Inc.	—	—	1,194	—	—	—	—	—
Common shares issued in exchange of Series 9 Preferred Stock	(9,790)	(9,790)	441,391	1	10,279	—	—	490
Accrued interest converted to Series 9 Preferred Stock	576	576	—	—	26	—	—	602
Deemed dividend related to Series 9 Preferred Stock exchange	—	—	—	—	(490)	—	—	(490)
Redemption of Series 9 Preferred Stock	(757)	(757)	—	—	(38)	—	—	(795)
Series 9 Preferred Stock dividend accrual	—	—	—	—	(606)	—	—	(606)
Common shares issued for conversion of debt	—	—	11,551	—	9,612	—	—	9,612
Inducement loss on debt conversions	—	—	—	—	6,732	—	—	6,732
Common shares issued in exchange of warrants	—	—	5,970	—	1,982	—	—	1,982
Deemed dividend related to December 2023 warrant exchange	—	—	—	—	(283)	—	—	(283)
Common shares issued for exercise of warrants	—	—	82	—	2	—	—	2
Common shares issued for cashless exercise of warrants and options	—	—	1,928	—	1	—	—	1
Capital contribution – forgiveness of related party payable	—	—	—	—	380	—	—	380
Stock-based compensation	—	—	7,930	—	4,121	—	—	4,121
Cumulative translation adjustment	—	—	—	—	—	(622)	—	(622)
Net loss	—	—	—	—	—	—	(35,603)	(35,603)
Balance – December 31, 2024	1,331	$1,331	1,685,021	$2	$99,425	$(622)	$(93,562)	$6,574

The accompanying notes are an integral part of these consolidated financial statements

XTI AEROSPACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2025	2024
Cash Flows Used in Operating Activities
Net loss	$(68,491)	$(35,603)

Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	148	113
Amortization of intangible assets	387	622
Amortization of right-of-use asset	114	237
Non-cash interest (income) expense, net	145	417
Stock-based compensation	12,046	4,121
Impairment of goodwill	9,895	—
Impairment of intangible assets	631	2,507
Provision for expected credit losses	2,129	—
Loss on conversion of note receivable to equity investment	—	2,630
Unrealized loss on equity investment	—	628
Change in fair value of convertible notes payable	—	(12,882)
Loss on extinguishment of debt	421	6,732
Warrant issuance expense	6,580	—
Change in fair value of warrant liability	596	281
Other	4	359

Changes in operating assets and liabilities:
Accounts receivable and other receivables	(1,993)	(18)
Inventories	2,618	611
Prepaid expenses and other current assets	4,572	922
Other assets	311	40
Accounts payable	(2,543)	346
Related party payables	(51)	—
Accrued expenses and other current liabilities	(3,696)	6,039
Accrued interest	116	259
Customer deposits	(271)	—
Deferred revenue	(167)	(435)
Operating lease obligation	(112)	(233)
Net Cash Used in Operating Activities	(36,611)	(22,307)

Cash Flows (Used in) Provided by Investing Activities
Purchase of property and equipment	(215)	(68)
Cash received in purchase of Inpixon	—	2,968
Investment in convertible note receivable	(2,000)	—
Acquisition of Drone Nerds, net of cash acquired of $2.2 million	(16,547)	—
Purchase of intangible asset	—	(47)
Net Cash (Used in) Provided by Investing Activities	(18,762)	2,853

Cash Flows Provided by Financing Activities
Net proceeds from sale of common stock and pre-funded warrants via public offerings	57,051	—
Net proceeds from ATM stock offerings	1,667	22,213
Net proceeds from issuance of Series 10 Convertible Preferred Stock	22,750	—
Net proceeds from the exercise of equity classified warrants	—	2
Net proceeds from the exercise of liability classified warrants	4,061	—
Net proceeds from issuance of promissory notes	—	2,000
Net proceeds from loan from Inpixon (prior to merger)	—	1,012
Redemptions of Series 9 Preferred Stock	(1,427)	(795)
Repayments of debt	(15,892)	(868)
Net Cash Provided by Financing Activities	$68,210	$23,564

Effect of Foreign Exchange Rate on Changes on Cash	(23)	(10)

Net Increase in Cash and Cash Equivalents	12,814	4,100
Cash and Cash Equivalents – Beginning of year	4,105	5
Cash and Cash Equivalents – End of year	$16,919	$4,105

Supplemental Disclosure of cash flow information:
Cash paid for:
Interest	$329	$61
Income Taxes	$14	$16

Non-cash investing and financing activities
Common shares issued for conversion of debt	$750	$9,612
Common shares issued in exchange of warrants and cashless exercise of warrants and options	$—	$1,983
Deemed dividend related to December 2024 warrant exchange	$—	$283
Common shares issued as settlement of accrued compensation	$—	$4,398
Common shares issued as prepayment for services	$—	$335
Issuance of common stock for merger consideration, net of cash received	$—	$22,637
Right of use asset obtained in exchange for lease liability	$2,745	$394
Capital contribution – forgiveness of related party payable	$—	$380
Common shares issued in exchange of Series 9 Preferred Stock exchange	$—	$9,790
Series 9 Preferred Stock dividend accrued	$—	$606
Deemed dividend related to Series 9 preferred stock exchange	$—	$490
Conversion of accrued interest to Series 9 Preferred Stock	$—	$602
Conversion of convertible note receivable to equity investment	$—	$968
ATM proceeds withheld as payment towards accounts payable	$—	$129
Series 10 Convertible Preferred Stock dividend accrued	$408	$—
Placement agent warrants issued in Series 10 financing	$957	$—
Issuance of Class B Units in connection with acquisition	$9,735	$—
Issuance of promissory notes in connection with acquisition	$11,931	$—

The following table reconciles cash and cash equivalents reported in the consolidated balance sheets to the amounts reported in the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2025	2024
Cash and cash equivalents	$16,696	$3,972
Cash included in current assets of discontinued operations	223	133
Total cash per consolidated statement of cash flows	$16,919	$4,105

The accompanying notes are an integral part of these consolidated financial statements

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 1 - Description of Business and Organization

The following describes the Company’s business and organizational structure:

Business

XTI Aerospace, Inc. (the “Company”) is a U.S.-based aerospace company focused on unmanned aircraft systems (“UAS”) and related services. The Company provides UAS solutions through a combination of product distribution and service offerings, including the sale and support of UAS platforms, payloads, sensors, batteries, accessories and related equipment, as well as operator training, program enablement, repair and maintenance, and other fleet lifecycle support services for enterprise, public safety, government, and defense-related customers. The Company is also starting in 2026 the design and development of unmanned platforms for defense and commercial applications.

Organization

On March 12, 2024 (the “Closing Date”), the Company, formerly known as Inpixon (“Legacy Inpixon”), completed a reverse triangular merger with XTI Aircraft Company, a Delaware corporation (“Legacy XTI”), pursuant to the Agreement and Plan of Merger dated July 24, 2023, as amended (the “XTI Merger”). In connection with the transaction, Legacy XTI became a wholly owned subsidiary of the Company, and the Company changed its name to “XTI Aerospace, Inc.” The Company’s common stock began trading on the Nasdaq Capital Market under the ticker symbol “XTIA” on March 13, 2024. The XTI Merger was accounted for as a reverse acquisition, with Legacy XTI treated as the accounting acquirer and Legacy Inpixon treated as the accounting acquiree. Accordingly, the consolidated financial statements represent a continuation of the financial statements of Legacy XTI, and include the results of operations of Legacy Inpixon from the Closing Date.

In November 2025, the Company completed the acquisition of Drone Nerds, LLC and Anzu Robotics, LLC (collectively, “Drone Nerds”) through XTI Drones Holdings, LLC, a Texas limited liability company (“XTI Drones Holdings”). The Company holds an 83.403% controlling equity interest in XTI Drones Holdings through its ownership of Class A Units, and the remaining 16.597% equity interest is held by other Class B unitholders. The results of Drone Nerds have been included in the Company’s consolidated financial statements from November 10, 2025, the acquisition date, and the ownership interest not held by the Company is reflected as noncontrolling interest. Drone Nerds currently represents the Company’s primary UAS solutions and services operations.

During December 2025, the Company committed to a plan to dispose of its historical Industrial IoT / real-time location systems (“RTLS”) operations (the “Inpixon Business”) and classified the business as held for sale. The disposition of the Inpixon Business was completed on February 3, 2026. The Inpixon Business historically comprised the Company’s Industrial IoT operations, which previously represented the Company’s Industrial IoT reportable segment. The results of the Inpixon Business have been presented as discontinued operations in the accompanying consolidated financial statements for all periods presented. Unless otherwise indicated, the information included in the accompanying notes to the consolidated financial statements relates to the Company’s continuing operations. See Note 19 for additional information regarding discontinued operations.

Reverse Stock Splits

On January 10, 2025, the Company effected a 1-for-250 reverse stock split of its outstanding common stock. Prior to that, on March 12, 2024, the Company effected a 1-for-100 reverse stock split of its outstanding common stock. The par value of the common stock was not changed as a result of either reverse stock split.

All share and per share amounts presented in these consolidated financial statements have been retroactively adjusted to reflect the reverse stock splits.

Note 2 - Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. The results of Drone Nerds have been included in the consolidated financial statements from November 10, 2025, the acquisition date. All intercompany balances and transactions have been eliminated in consolidation.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 3 - Summary of Significant Accounting Policies

Liquidity

As of December 31, 2025, the Company had cash and cash equivalents of approximately $16.7 million and no outstanding borrowings under its credit facility. During the year ended December 31, 2025, the Company incurred a net loss of approximately $68.5 million and used approximately $36.6 million of cash in operating activities.

Management has evaluated the Company’s liquidity and capital requirements in accordance with applicable accounting guidance. The Company’s historical operating losses and negative cash flows from operations could raise substantial doubt about its ability to continue as a going concern.

The Company’s liquidity position has been supported by capital raising activities during 2025, including public offerings of equity securities and the issuance of convertible preferred stock. In addition, the Company has access to financing arrangements, including an asset-based lending facility, which provides borrowing availability subject to a borrowing base. Management expects to fund operations through a combination of existing cash balances, borrowing availability under its credit facility, and its ability to manage discretionary expenditures. While the Company may pursue additional capital raising activities, such activities are not considered in management’s assessment of its ability to meet its obligations.

Based on these considerations, management believes that the Company will have sufficient liquidity to meet its obligations for at least twelve months from the date of issuance of these consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each of the reporting periods. Actual results could differ from those estimates. The Company’s significant estimates consist of:

●	the valuation of stock-based compensation

●	the fair value measurements associated with business combinations, including the valuation of acquired intangible assets and leases, goodwill, and non-cash consideration;

●	the valuation and impairment assessment of goodwill and intangible assets;

●	the allowance for credit losses on accounts receivable;

●	the valuation of financial instruments measured at fair value;

●	the valuation allowance for deferred tax assets.

Cash and Cash Equivalents

Cash consists primarily of demand deposit bank accounts, which, from time to time, may exceed federally insured limits. The Company considers all highly liquid investments with an original maturity from date of purchase of three months or less, or that are readily convertible into known amounts of cash, to be cash equivalents. As of December 31, 2025 and 2024, the Company did not hold any cash equivalents.

Statement of Cash Flows

The Company presents cash flows from financing activities on a net basis for transactions in which proceeds are received net of offering costs and other transaction fees.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

The Company has elected to present cash flows from discontinued operations on a net basis within each category of the consolidated statements of cash flows. Accordingly, the consolidated statements of cash flows do not separately present cash flows from discontinued operations within operating, investing and financing activities. Additional information regarding discontinued operations is included in Note 19.

Inventories

Inventories consist primarily of finished goods held for resale, including drones and related accessories, and are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (“FIFO”) method. The Company does not manufacture these products and instead purchases inventory from third-party suppliers, including, in certain cases, products manufactured on its behalf by third-party contract manufacturers, for distribution to enterprise, public safety, government and commercial customers.

Inventory costs include amounts paid to suppliers and other costs incurred to bring inventories to their present location and condition, including freight and handling costs. Selling, general and administrative expenses are expensed as incurred and are not included in inventory cost.

Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company evaluates inventory on a regular basis for excess, slow-moving or obsolete items based on historical sales trends, forecasted demand, product lifecycle considerations and market conditions. When required, the Company records a reserve to write down inventory to net realizable value.

Credit Risk and Concentrations

Financial instruments that subject the Company to credit risk consist principally of trade accounts receivable and cash and cash equivalents. The Company maintains its cash and cash equivalents primarily with high-credit-quality financial institutions in the United States and, prior to the Inpixon Business disposition, in Germany. Cash balances maintained with financial institutions in the United States are generally in excess of federally insured limits. The Company mitigates its credit risk by limiting its exposure to any single financial institution and by monitoring the credit quality of its counterparties. The Company places its cash with financial institutions that have long-term credit ratings of at least A- or equivalent, as assigned by major credit rating agencies.

The Company performs certain credit evaluation procedures and does not require collateral for financial instruments subject to credit risk. The Company believes that credit risk is limited because the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for credit losses.

The following table presents a rollforward of the Company’s allowance for credit losses (in thousands):

	Year Ended December 31, 2025
	Trade A/R	Note Receivable	Total
Beginning balance	$—	$—	$—
Provision for credit losses	—	2,039	2,039
Ending balance	$—	$2,039	$2,039

Trade accounts receivable acquired in connection with the Drone Nerds acquisition were recorded at fair value at the acquisition date, which reflects expected credit losses. No provision for credit losses was recorded related to these receivables during the post-acquisition period. Due to the short time between the acquisition date and the year end, and the existence of credit insurance coverage on these receivables, any incremental anticipated credit losses from Drone Nerds accounts receivable were not material.

During the year ended December 31, 2025, the Company recorded a provision for credit losses of approximately $2.0 million related to a convertible promissory note receivable. As of December 31, 2025, the note receivable was fully reserved (see Note 13).

The provision for credit losses presented in the consolidated statement of cash flows includes approximately $0.1 million related to discontinued operations, which is excluded from the allowance rollforward above.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

The customers from continuing operations who account for 10% or more of the Company’s revenue for the year ended December 31, 2025 or 10% or more of the Company’s outstanding receivable balance as of December 31, 2025 are presented as follows:

	Percentage of revenues		Percentage of accounts receivable
Customer	Year Ended December 31, 2025		As of December 31, 2025
A	25%		**	%
B	**	%	47%

For the year ended December 31, 2024, all revenue was generated by the Company’s Inpixon Business, which has been classified as discontinued operations as of December 31, 2025.

The vendors from continuing operations who account for 10% or more of the Company’s purchases for the year ended December 31, 2025 or 10% or more of the Company’s outstanding accounts payable balance as of December 31, 2025 are presented as follows.

	Percentage of purchases		Percentage of accounts payable
Vendor	Year Ended December 31, 2025		As of December 31, 2025
A	**	%	19%
B	**	%	10%

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Intangible Assets and Goodwill

Finite-lived intangible assets primarily consist of developed technology, patents, customer relationships, and trade names and trademarks. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, generally ranging from 5 to 15 years. The Company reviews the estimated useful lives of intangible assets periodically and adjusts them if necessary.

Goodwill represents the excess of the purchase price of an acquired business over the fair value of identifiable net assets acquired. Goodwill is not amortized but is tested for impairment at least annually as of October 1, or more frequently if events or changes in circumstances indicate that goodwill may be impaired.

The Company may first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company bypasses the qualitative assessment, or if the qualitative assessment indicates potential impairment, the Company performs a quantitative impairment test by comparing the fair value of the reporting unit to its carrying amount. If the carrying amount exceeds fair value, an impairment charge is recognized in an amount equal to the excess, limited to the total amount of goodwill allocated to the reporting unit.

The Company estimates the fair value of its reporting units using the income approach and/or the market approach. The income approach is based on discounted cash flow models that include assumptions regarding projected revenues, expenses, cash flows, long-term growth rates, and discount rates. The market approach is based on comparable market data and valuation multiples of similar companies.

Long-lived assets, including finite-lived intangible assets and operating lease right-of-use assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability is assessed by comparing the carrying amount of the asset group to the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. If the carrying amount exceeds the undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds fair value.

Long-lived assets and disposal groups classified as held for sale are measured at the lower of carrying amount or fair value less costs to sell. Depreciation and amortization cease upon classification as held for sale. See Note 19 – Discontinued Operations for impairment charges recognized in connection with the classification of the Inpixon Business as held for sale.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Leases

The Company determines whether an arrangement is or contains a lease at contract inception. A lease exists when a contract conveys the right to control the use of identified property or equipment for a period of time in exchange for consideration.

The Company recognizes a right-of-use (“ROU”) asset and a corresponding lease liability for all leases with a term greater than 12 months at the commencement date. ROU assets represent the Company’s right to use an underlying asset over the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease.

Lease liabilities are measured at the present value of fixed lease payments over the lease term, including renewal options that are reasonably certain to be exercised. Because the rate implicit in the lease is generally not readily determinable, the Company uses its incremental borrowing rate at lease commencement to discount lease payments. The incremental borrowing rate represents the rate of interest the Company would have to pay to borrow, on a collateralized basis, an amount equal to the lease payments over a similar term in a similar economic environment.

ROU assets are measured based on the initial lease liability, adjusted for lease payments made at or before commencement, lease incentives received, and initial direct costs.

Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease payments that do not depend on an index or rate are expensed as incurred and are not included in the measurement of lease liabilities. These primarily include payments based on usage or other variable factors.

The Company has elected the short-term lease exemption for leases with a term of 12 months or less. The Company has elected the practical expedient to combine lease and non-lease components for all classes of underlying assets and account for them as a single lease component.

The Company reassesses leases upon the occurrence of certain events, including modifications or changes in circumstances that impact the lease term or expected lease payments. When a lease liability is remeasured, a corresponding adjustment is made to the related ROU asset.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. Revenue is recognized when control of promised goods transfers to the customer in an amount that reflects the consideration the Company expects to receive in exchange for those goods.

Revenue from continuing operations is primarily derived from the sale and distribution of high-end drones, related equipment, accessories, and components to wholesale and retail customers.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Product Sales

Revenue is recognized at a point in time when control transfers to the customer, which generally occurs:

●	Upon shipment for wholesale transactions (FOB shipping point), or

●	At the point of sale for retail transactions.

The Company is generally the principal in its sales arrangements as it controls the goods prior to transfer to the customer, establishes pricing, bears inventory and credit risk, and is responsible for fulfillment. Accordingly, revenue is recognized on a gross basis. In limited instances, the Company facilitates the sale of third-party service offerings (e.g., product protection programs), for which it acts as an agent and recognizes revenue on a net basis; such amounts are not material.

Payment terms vary by customer and channel and generally range from immediate payment at retail to 30–60 days for wholesale customers.

The transaction price may include variable consideration in the form of volume discounts, rebates, and estimated product returns. Revenue is recognized net of estimated returns and allowances. The Company estimates refund liabilities based on historical return patterns and current trends and records a reserve at each reporting date.

Freight billed to customers is included in net sales. Shipping and handling costs are treated as fulfillment costs and included in cost of sales.

Deferred revenue represents customer payments received in advance of shipment. Revenue is recognized when the related product is shipped and control transfers to the customer. The Company does not have material contract assets.

The Company may also provide certain service-based offerings, including product protection programs, that represent stand-ready obligations satisfied over time. Revenue associated with these arrangements is recognized over the coverage period. Such arrangements are not material to the consolidated financial statements.

Vendor Consideration

Consideration received from vendors, including price protection, rebates, and promotional incentives, is accounted for as a reduction of cost of sales in accordance with ASC 705-20, Cost of Sales and Services—Accounting for Consideration Received from a Vendor.

Practical Expedients

The Company has elected the practical expedient related to significant financing components, as the period between transfer of goods and customer payment is generally one year or less. The Company also expenses incremental costs of obtaining contracts when the amortization period would have been one year or less.

While the Company offers certain services, software, and training as part of its UAS solutions, these offerings are generally sold on a standalone basis or are not material, and therefore do not result in material multiple performance obligation arrangements requiring allocation of transaction price.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation—Stock Compensation. Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period. Stock-based compensation expense is recorded within the accompanying consolidated statements of operations based on the functional classification of the related employee.

For awards with service-based vesting conditions only, the Company recognizes compensation expense on a straight-line basis over the requisite service period. Forfeitures are recognized as they occur.

Stock Options

The Company estimates the grant-date fair value of stock option awards using the Black-Scholes option-pricing model. The Black-Scholes model requires the use of subjective assumptions, including the expected term of the option, expected volatility, risk-free interest rate, and expected dividend yield. Changes in these assumptions could materially affect the fair value of stock option awards and the related stock-based compensation expense.

The assumptions used in the Black-Scholes model are determined as follows:

●	Fair Value of Common Stock — For awards granted after the Company became publicly traded in connection with the XTI Merger, the fair value of the Company’s common stock is based on the closing market price of the Company’s common stock on the grant date. For awards granted prior to the XTI Merger, the fair value of Legacy XTI’s common stock was determined by Legacy XTI’s board of directors with assistance from third-party valuation specialists.

●	Expected Term — The expected term represents the period that stock options are expected to be outstanding. The Company estimates expected term using the simplified method, which is based on the midpoint between the vesting date and the contractual term, as the Company does not have sufficient historical exercise data to estimate expected term.

●	Expected Volatility — The expected volatility is based on the historical volatility of the Company’s common stock, or, for periods where sufficient historical information is not available, a peer group of publicly traded companies considered comparable to the Company.

●	Risk-Free Interest Rate — The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a term consistent with the expected term of the award.

●	Expected Dividend Yield — The Company has never declared or paid cash dividends on its common stock and does not currently expect to pay dividends in the foreseeable future. Accordingly, an expected dividend yield of zero is used.

Legacy XTI did not grant stock options after 2023.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

Net loss attributable to common stockholders reflects net loss adjusted for any dividends declared or accumulated on preferred stock and increased or reduced by net income or loss attributable to noncontrolling interests.

Diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents outstanding during the period, including stock options, warrants (including pre-funded warrants), convertible preferred stock, and other instruments that may be settled in shares of common stock, using the treasury stock method or the if-converted method, as applicable.

For periods in which the Company reports a net loss, diluted net loss per share is the same as basic net loss per share because the inclusion of potentially dilutive securities would be anti-dilutive.

Potentially dilutive securities excluded from the computation of diluted net loss per share are disclosed separately in the notes to the consolidated financial statements.

Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with ASC Topic 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as for net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the periods in which the temporary differences are expected to reverse.

The Company evaluates deferred tax assets on a jurisdictional basis and establishes a valuation allowance when it is more likely than not that some or all of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, the Company considers all available positive and negative evidence, including historical operating results, projected future taxable income, reversal of existing temporary differences, and tax planning strategies. Changes in the valuation allowance are recorded in income tax expense in the period of change.

The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained upon examination by taxing authorities based on the technical merits of the position. Recognized income tax positions are measured as the largest amount of benefit that is greater than 50% likely of being realized upon settlement. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense.

The Company’s income tax expense (benefit) includes federal, state, and foreign income taxes, as applicable.

Segments

The Company’s Chief Executive Officer serves as the Chief Operating Decision Maker (“CODM”) and evaluates financial performance and allocates resources based on segment operating results. The Company has two reportable segments: (i) Unmanned Aircraft Systems (“UAS”) and (ii) Commercial Aviation. Segment information is prepared on the same basis as the Company’s consolidated financial statements.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Recently Issued and Adopted Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The standard requires additional disaggregation of income tax information, including rate reconciliation and income taxes paid.

The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard prospectively for the year ended December 31, 2025. The adoption did not have a material impact on the Company’s consolidated financial statements; however, it resulted in expanded income tax disclosures.

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires public entities to provide enhanced disaggregation of certain expense categories presented on the income statement, including disclosure of specific types of expenses such as employee compensation, depreciation, and amortization. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statement disclosures.

Other recently issued accounting standards not yet effective are not expected to have a material impact on the Company’s consolidated financial statements.

Note 4 - Disaggregation of Revenue

Disaggregation of Revenue

Revenue presented for the year ended December 31, 2025 represents revenue from continuing operations and excludes revenue from the Inpixon Business, which has been classified as discontinued operations. Revenue presented for the year ended December 31, 2024 relates entirely to the Inpixon Business and has been reclassified to discontinued operations in the accompanying consolidated financial statements.

Revenues arise substantially from the Company’s UAS offerings through the following channels (in thousands):

For the Year Ended December 31, 2025
Wholesale	$15,347
Direct Sales	4,425
Retail	2,718
Total revenue	$22,490

Wholesale revenue represents sales through resellers and channel partners.

Direct sales revenue represents sales to enterprise, commercial, and governmental end customers, including public safety agencies, that utilize drones as part of their operations.

Retail revenue represents sales to consumers, including those transacted through the Company’s e-commerce platform.

Enterprise, commercial, and governmental customers may also purchase through the Company’s e-commerce platform; such transactions are classified as direct sales based on customer type.

Revenue is primarily generated in the United States; however, approximately 25% of total revenue for the year ended December 31, 2025 was derived from a customer located in Poland. No other individual customer accounted for more than 10% of total revenue.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 5 – Business Combinations

XTI Merger (March 2024)

The XTI Merger was accounted for as a reverse merger in accordance with GAAP. Under this method of accounting, Legacy Inpixon was treated as the “acquired” company for financial reporting purposes. This determination is primarily based on the fact that subsequent to the XTI Merger, Legacy XTI maintains control of the Board of Directors and management of the Company, and the preexisting shareholders of Legacy XTI have majority voting rights of the Company. For accounting purposes, the acquirer is the entity that has obtained control of another entity and, thus, consummated a business combination. Accordingly, Legacy XTI’s assets and liabilities are recorded at carrying value and the assets and liabilities associated with Legacy Inpixon are recorded at estimated fair value as of the acquisition date. The excess of the purchase price over the estimated fair value of the net assets acquired, if applicable, is recognized as goodwill. A significant portion of the acquired operations (the Inpixon Business) was subsequently classified as held for sale and is presented as discontinued operations. See Note 19 – Discontinued Operations for additional information.

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

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

The following table summarizes the purchase price allocations relating to the XTI Merger (in thousands):

Assets acquired
Cash and cash equivalents	$2,968
Accounts receivable	696
Notes and other receivables	7,929
Inventory	3,283
Prepaid assets and other current assets	756
Property and equipment	246
Other assets	1,202
Warrant assets	448
Tradename & trademarks	913
Proprietary technology	2,934
Customer relationships	702
In process research and development	243
Goodwill	12,398
34,718
Liabilities assumed
Accounts payable	2,675
Accrued liabilities	4,282
Operating lease obligation	299
Deferred revenue	824
Short-term debt	114
Warrant liability	919
Total liabilities assumed	9,113

Fair value of net assets acquired	$25,605

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

During 2025, the Company finalized the purchase price allocation related to the XTI Merger. No material measurement period adjustments were recorded.

For the year ended December 31, 2024, the Company incurred merger related transaction costs of approximately $6.5 million.

Drone Nerds Acquisition (November 2025)

On November 10, 2025 (the “Closing Date”), XTI Drones Holdings, LLC (“XTI Drones Holdings”), a subsidiary of the Company’s wholly owned subsidiary, XTI Drones, LLC, acquired 100% of the issued and outstanding equity interests of Drone Nerds, LLC, a Florida limited liability company, and Anzu Robotics, LLC (“Anzu” and, collectively with Drone Nerds, LLC, “Drone Nerds”), a Delaware limited liability company (collectively, the “Acquisition”). The Acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The Company holds an approximately 83.4% controlling interest in XTI Drones Holdings, with the remaining interest held by noncontrolling unitholders.

Total purchase consideration for the Acquisition was approximately $40.4 million, consisting of approximately $18.8 million in cash, approximately $11.9 million in promissory notes, and approximately $9.7 million in equity consideration in the form of an aggregate of 6,524,576 Class B Units of XTI Drones Holdings (the “Class B Units”).

Drone Nerds, LLC is a drone distributor and enterprise drone solutions provider in the United States, specializing in the wholesale and retail sale of advanced drone systems and related technologies serving commercial, governmental, and consumer markets. Anzu operates in complementary markets and enhances the Company’s drone platform capabilities. The Acquisition expands the Company’s footprint in enterprise drone distribution and strengthens its position in high-growth commercial and public sector markets. The purpose of the Acquisition was to establish and scale the Company’s enterprise UAS solutions platform, including hardware distribution, training, compliance support, and lifecycle services, and to accelerate the Company’s transition toward a revenue-generating UAS business, while strengthening its position in high-growth commercial and public sector markets.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Estimated purchase price of approximately $40.4 million related to the Acquisition is comprised of the following components (in thousands):

Fair Value of Class B Units	$9,735
Fair value of Promissory Notes	11,931
Cash	18,772
Total consideration	$40,438

The Class B Units are exchangeable for shares of the Company’s common stock on a one-for-one basis, subject to customary equitable adjustments. The fair value of the Class B Units was determined based on the Company’s five-day volume-weighted average share price of $1.492 ending November 7, 2025.

The promissory notes bear interest at 7.25% per annum and mature on the one-year anniversary of the Closing Date, subject to scheduled principal repayments and acceleration provisions upon certain capital raising events.

The Company has performed a preliminary allocation of the purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the Closing Date. The allocation is preliminary and subject to change as the Company finalizes its valuation analyses, including assessments of identifiable intangible assets, working capital adjustments, and other contingencies.

The following table summarizes the preliminary allocation of purchase consideration as of November 10, 2025 (in thousands):

Assets acquired:
Cash and cash equivalents	$2,225
Accounts receivable	11,609
Inventories	15,667
Vendor deposits	7,616
Prepaid assets and other current assets	982
Property and equipment	169
Right-of-used assets	2,746
Other assets	104
Tradename & trademarks	4,000
Customer relationships	5,200
Goodwill	11,544
Total assets acquired	61,862

Liabilities assumed:
Accounts payable	3,462
Accrued liabilities	3,666
Customer deposits	1,992
Operating lease obligation	2,746
Asset-based revolving line of credit	9,108
Related-party promissory notes	450
Total liabilities assumed	21,424
Estimated fair value of net assets acquired	$40,438

The goodwill recognized of approximately $11.5 million represents the excess of the purchase price over the estimated fair value of the identifiable net assets acquired. The goodwill is primarily attributable to expected synergies from integrating Drone Nerds into the Company’s drone platform, expanded customer relationships, workforce expertise, and future growth opportunities. The goodwill is expected to be deductible for tax purposes to the extent permitted under applicable law.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

For the year ended December 31, 2025, the Company incurred acquisition related transaction costs of approximately $3.9 million.

Note 6 – Unaudited Pro forma Financial Information

As described in Note 5 – Business Combinations, on November 10, 2025, the Company acquired a controlling interest in Drone Nerds, LLC and Anzu Robotics, LLC (collectively, the “Acquisition”).

The following unaudited pro forma consolidated financial information presents the combined results of operations of the Company and the acquired businesses as if the Acquisition had occurred on January 1, 2024, the beginning of the earliest period presented. The pro forma financial information has been prepared for comparative purposes only and does not necessarily reflect the results of operations that would have occurred had the Acquisition been completed on that date, nor is it indicative of future results of operations.

The unaudited pro forma information reflects adjustments that are directly attributable to the Acquisitions and are factually supportable, including:

●	Incremental amortization expense related to identifiable intangible assets acquired;

●	Interest expense associated with acquisition-related indebtedness;

●	Removal of transaction costs directly attributable to the Acquisition; and

●	Conforming accounting policy adjustments, where applicable.

The pro forma financial information does not include any anticipated cost savings, operating synergies, or other integration effects of the Acquisition.

The following unaudited pro forma consolidated financial information presents the combined results of operations of the Company and Drone Nerds as if the Acquisition had occurred on January 1, 2024 (in thousands, except per share amounts).

	Year Ended December 31,
	2025	2024
Revenues	$121,590	$111,201
Net loss from continuing operations	$(39,042)	$(23,948)
Net loss attributable to common stockholders from continuing operations	$(40,785)	$(25,821)
Net loss per share – basic and diluted	$(2.50)	$(113.65)
Weighted average common shares outstanding – basic and diluted	16,337,782	227,193

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 7 - Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired in business combinations.

In connection with the XTI Merger in March 2024, the Company recognized goodwill of approximately $12.4 million related to its Inpixon Business (see Note 19).

The following table summarizes the changes in the carrying amount of Goodwill for the year ended December 31, 2025 (in thousands):

	Inpixon Business (Discontinued)	UAS – Drone Nerds (Continuing)
Beginning balance - January 1, 2024	$—	$—
Goodwill recognized in connection with XTI Merger	12,398	—
Foreign currency translation adjustment	(326)	—
Ending balance – December 31, 2024	12,072	—
Goodwill recognized in connection with Drone Nerds acquisition	—	11,544
Foreign currency translation adjustment	1,132	—
Impairment	(9,895)	—
Ending balance – December 31, 2025	$3,309	$11,544

Impairment – Inpixon Business (Discontinued Operations)

During 2025, the Company recognized goodwill impairment charges related to the Inpixon Business, which is presented as discontinued operations. These charges are reflected in the goodwill rollforward above. See Note 19 – Discontinued Operations for additional information regarding the impairment and classification of the Inpixon Business.

UAS Reporting Unit (Drone Nerds)

Goodwill of approximately $11.5 million was recognized in connection with the Drone Nerds acquisition on November 10, 2025. The goodwill is attributable to expected synergies, expanded distribution capabilities, and growth opportunities in the enterprise drone market.

As of December 31, 2025, no impairment indicators were identified for the UAS reporting unit. The Company performs its annual goodwill impairment test during the fourth quarter.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Intangible Assets

Intangible assets consist primarily of patents, and trade names and trademarks acquired in the Drone Nerds acquisition. The following table presents intangible assets associated with continuing operations.

	December 31, 2025
	Gross Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Remaining Weighted Average Useful Life as of December 31, 2025
Patents	$468	$(207)	$—	$261	8.8
Trade Names / Trademarks	4,000	(43)	—	3,957	12.9
Customer Relationships	5,200	(80)	—	5,120	8.9
Total	$9,668	$(330)	$—	$9,338

	December 31, 2024
	Gross Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Remaining Weighted Average Useful Life as of December 31, 2024
Patents	$468	$(184)	$—	$284	9.8
Total	$468	$(184)	$—	$284	9.8

Amortization Expense

Amortization expense for continuing operations for the years ended December 31, 2025 and 2024 was approximately $0.2 million and $0.03 million, respectively.

Future amortization expense related to intangible assets associated with continuing operations is estimated as follows (in thousands):

For the Years Ending December 31,	Amount
2026	$916
2027	916
2028	916
2029	916
2030 and thereafter	5,674
Total	$9,338

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 8 - Other Balance Sheet Information

Prepaid expenses and other current assets

Prepaid expenses and other current assets as of December 31, 2025 and 2024 consisted of the following (in thousands):

	As of December 31,
	2025	2024
Vendor deposits	$2,649	$—
Prepaid expenses and other	1,340	888
Total prepaid expenses and other current assets	$3,989	$888

Inventories

Inventory as of December 31, 2025 represents inventory on hand within the Drone Nerds (UAS) segment and consisted of the following (in thousands):

As of December 31, 2025
Drones	$7,725
Accessories	4,043
Service parts and components	3,632
Total inventories	$15,400

Inventory acquired in the Drone Nerds acquisition was recorded at its estimated net realizable value at the acquisition date, and as of December 31, 2025, no material inventory reserves or write-downs have been recorded subsequent to that date.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities as of December 31, 2025 and 2024 consisted of the following (in thousands):

	As of December 31,
	2025	2024
Transaction bonuses – Strategic Transaction Bonus Plan	$—	$4,266
Transaction bonuses – related party	—	400
Bonuses and commissions	2,839	959
Compensation and benefits	996	446
Inventory received not invoiced	1,404	—
Other	926	—
Total accrued expenses and other current liabilities	$6,165	$6,071

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 9 - Debt

Short-Term Debt	Maturity	2025	2024
Streeterville Promissory Note - May 1, 2024	5/1/2025	$—	$1,442
Streeterville Promissory Note - May 24, 2024	5/24/2025	—	1,426
Unamortized Discounts		—	(211)
Acquisition-Related Promissory Notes	11/10/26	7,931	—
Asset-Based Revolving Line of Credit (Drone Nerds)	Closed	—	—
Total Short-Term Debt		$7,931	$2,657

Long-Term Debt
SBA Loan	Closed	$—	$65
Promissory Notes Assumed in Connection with the Drone Nerds Acquisition	3/31/2027	450	—
Total Long-Term Debt		$450	$65

As of December 31, 2025 and 2024, no portion of the Company’s long-term debt is due within one year. Interest expense on outstanding debt totaled approximately $0.3 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively.

Streeterville Promissory Notes

In May 2024, the Company issued two secured promissory notes to Streeterville Capital, LLC (“Streeterville”) with aggregate principal of approximately $2.7 million. The notes bore interest at 10.0% per annum and were scheduled to mature within 12 months of issuance.

During the first quarter of 2025, the Company entered into exchange agreements with Streeterville pursuant to which the Company issued an aggregate of 240,229 shares of common stock in exchange for $750,000 of principal amount under the notes, in each case at per share prices equal to the Minimum Price as defined in Nasdaq Listing Rule 5635(d).

On March 31, 2025, the Company repaid the remaining outstanding balance of the notes in full, including accrued interest, fees and a contractual prepayment premium. In connection with the repayment, Streeterville released its security interests in the Company’s equity interests in Legacy XTI and the related assets. The Company recognized a loss on extinguishment of debt of approximately $0.4 million during the year ended December 31, 2025.

Acquisition-Related Promissory Notes

In connection with the November 2025 acquisition of Drone Nerds, XTI Drones Holdings, LLC issued promissory notes to the sellers with an aggregate original principal amount of approximately $11.9 million (the “Notes”).

The Notes bear interest at a rate of 7.25% per annum, calculated on a 365-day year. Accrued interest is payable in accordance with the terms of the Notes, and unpaid interest is added to principal if not paid when due.

The Notes require scheduled principal repayments as follows:

●	$4.0 million in the aggregate due no later than November 30, 2025;

●	$2.0 million in the aggregate due no later than March 31, 2026;

●	$1.5 million in the aggregate due no later than June 30, 2026;

●	$1.5 million in the aggregate due no later than September 30, 2026; and

●	The remaining outstanding principal and accrued interest due on or before the one-year anniversary of the Notes.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

On November 30, 2025, the Company made the required aggregate payment of $4.0 million. On March 31, 2026, the Company made the required aggregate payment of $2.0 million.

The Notes may be prepaid at any time without premium or penalty, provided that accrued and unpaid interest is paid through the prepayment date. The outstanding principal balance of the Notes is subject to reduction in connection with indemnification obligations under the applicable purchase agreements.

The Notes contain customary events of default, including bankruptcy-related events, upon which the outstanding principal and accrued interest may become immediately due and payable.

As of December 31, 2025, the aggregate outstanding principal balance and accrued interest balance of the Notes was approximately $7.9 million and $0.049 million, respectively.

Asset-Based Revolving Line of Credit (Drone Nerds)

At the time of the Company’s acquisition of Drone Nerds in November 2025, Drone Nerds was party to an asset-based revolving credit facility with a financial institution with a maximum borrowing capacity of $25.0 million (the “Revolving Facility”). The Revolving Facility bore interest at one-month Term SOFR plus 2.50%, subject to a 6.00% minimum rate, with interest payable monthly, and was scheduled to mature in July 2027.

Outstanding borrowings under the Revolving Facility were assumed by the Company as part of the acquisition. In connection with the transaction, the lender required that the outstanding balance be repaid in full at closing. Accordingly, shortly after closing, the Company funded approximately $10.5 million to Drone Nerds to fully repay the outstanding borrowings. No amounts were outstanding under the Revolving Facility as of December 31, 2025.

In February 2026, the Revolving Facility was replaced by a new revolving credit facility with a financial institution. See Note 20 for additional information.

SBA Loan

The Company had an outstanding balance of approximately $65,000 under a U.S. Small Business Administration loan as of December 31, 2024. The loan bore interest at 3.75% per annum and was repaid in full during 2025.

Promissory Notes Assumed in Connection with the Drone Nerds Acquisition

In connection with the acquisition of Drone Nerds, the Company assumed two unsecured promissory notes payable to parties associated with Drone Nerds with aggregate principal of $450,000. The notes consist of a $250,000 note and a $200,000 note, each bearing interest at 10% per annum.

On November 9, 2025, each note was amended and restated in connection with the acquisition transaction. Beginning January 1, 2026, the notes require monthly interest-only payments, with the outstanding principal due at maturity on March 31, 2027. The notes may be prepaid at any time without premium or penalty.

As of December 31, 2025, the aggregate outstanding principal balance of these notes was $450,000.

Note 10 – Capital Structure

AUTHORIZED CAPITAL

The Company is authorized to issue 500,000,000 shares of common stock, $0.001 par value per share, and 5,000,000 shares of preferred stock, $0.001 par value per share. The Board of Directors is authorized to establish the rights, preferences and privileges of any series of preferred stock.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

COMMON STOCK

Public Offerings – 2025

During the year ended December 31, 2025, the Company completed four registered public offerings of its securities (collectively, the “2025 Offerings”).

In the aggregate, the Company issued:

●	19,025,946 shares of common stock

●	7,012,800 pre-funded warrants

●	25,955,200 common warrants

●	1,371,000 additional shares of common stock pursuant to underwriters’ over-allotment exercises

The 2025 Offerings generated aggregate net proceeds of approximately $57.1 million, after underwriting discounts, placement agent fees and offering expenses of approximately $5.3 million.

Based on relative fair value at issuance, approximately:

●	$20.6 million of net proceeds was allocated to common stock, and

●	$36.5 million was allocated to warrants.

The pre-funded warrants were exercisable at $0.001 per share and were fully exercised during 2025. The common warrants are exercisable at prices ranging from $1.36 to $2.00 per share and expire five years from issuance.

Warrant Exercises

During the year ended December 31, 2025:

●	7,012,800 pre-funded warrants issued in the 2025 Offerings were exercised, including net exercises, into 7,012,376 shares of the Company’s common stock.

●	2,951,200 common warrants issued in the 2025 Offerings were exercised into 2,951,200 shares of the Company’s common stock.

The Company received aggregate net proceeds of approximately $4.1 million from the exercise of warrants issued in connection with the 2025 Offerings.

At-the-Market (ATM) Offering Program (Expired)

The Company maintained an at-the-market equity offering program pursuant to an Equity Distribution Agreement with Maxim Group LLC. The agreement expired on December 31, 2024.

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

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

WARRANTS

The following table summarizes the activity of warrants outstanding:

		Weighted	Aggregate
	Number	Average	Intrinsic
	of Warrants	Exercise	Value
Outstanding at January 1 2024	3,088	$896.26		$—

Legacy Inpixon warrants from merger	5,794	$6,106.12	$
Granted	671	$3,501.02	$
Exercised	(1,640)	$1.74	$
Cancelled	—	$—	$
Expired	(374)	$28.01	$
Exchanged	(6,411)	$417.06	$
Outstanding at December 31, 2024	1,128	$20,343.35		$—

Granted	35,176,289	$1.57	$
Exercised	(9,964,000)	$0.41	$
Expired	—	$—	$
Exchanged	—	$—	$
Outstanding at December 31, 2025	25,213,417	$2.94		$—

Exercisable at December 31, 2025	25,212,660	$2.94		$—

Exercisable at December 31, 2024	372	$68,685.00		$—

Warrant Classification

Liability-Classified Warrants

Certain common warrants issued in the 2025 Offerings were classified as liabilities under ASC 815 due to adjustment and settlement provisions. These warrants were recorded at fair value upon issuance and are remeasured at each reporting date, with changes in fair value recognized in earnings. See Note 13 for additional information regarding the valuation methodology and significant assumptions used in determining the fair value of the warrant liabilities.

During the year ended December 31, 2025, the Company recognized:

●	A net loss of approximately $0.6 million related to changes in fair value of warrant liabilities; and

●	Warrant issuance expense of approximately $6.6 million related to excess fair value allocations and expense allocation.

Mezzanine Equity Warrants

Placement agent and representative warrants issued in connection with the 2025 Offerings and the Series 10 Convertible Preferred Stock financing were classified as temporary (mezzanine) equity because certain fundamental transaction provisions could require settlement in cash or other consideration in a change-in-control transaction that is not solely within the Company’s control.

In connection with the 2025 Offerings, the Company issued an aggregate of 1,370,488 placement agent and representative warrants with an exercise price ranging between $2.00 and $17.1875 per share and a five-year term. These warrants are presented in mezzanine equity and were recorded at approximately $1.0 million, net of issuance costs of approximately $0.1 million.

In connection with the November 2025 Series 10 Convertible Preferred Stock financing, the Company issued 837,801 placement agent warrants with an exercise price of $1.429 per share and a five-year term. These warrants are presented in mezzanine equity and were recorded at approximately $1.7 million, net of issuance costs of approximately $0.1 million.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

The placement agent and representative warrants were recorded at fair value on the issuance date using a Black-Scholes option pricing model. Significant assumptions used in the valuation included the Company’s stock price on the grant date, the contractual exercise price, expected volatility, risk-free interest rate, expected term, and dividend yield. Expected volatility was estimated based on the historical volatility of a peer group of publicly traded companies considered comparable to the Company and adjusted to reflect the Company’s capital structure, as the Company did not have sufficient trading history for a term consistent with the warrants. The significant assumptions used in the valuation included a stock price of $1.51, an exercise price of $1.492, expected volatility of 130.0%, a risk-free interest rate of 3.65%, an expected term of 5.0 years, and a dividend yield of 0.0%. The risk-free interest rate was based on U.S. Treasury yields commensurate with the expected term of the warrants. The Company assumed a dividend yield of zero. These warrants are not subsequently remeasured to fair value and remain recorded within mezzanine equity unless reclassification is required upon the resolution of the underlying contingency.

PREFERRED STOCK

Series 10 Convertible Preferred Stock

On November 12, 2025, the Company issued 25,000 shares of Series 10 Convertible Preferred Stock at a stated value of $1,000 per share for gross proceeds of $25.0 million. Net proceeds of approximately $22.8 million reflect approximately $2.2 million of placement agent fees, underwriting expenses, and other offering costs.

Key terms included:

●	12% cumulative dividend

●	Conversion price of $1.492 per share

●	Beneficial ownership limitation of 4.99% (or 9.99% at holder election)

●	No redemption rights

The Series 10 Preferred was classified within stockholders’ equity.

For the year ended December 31, 2025, cumulative dividends on the Series 10 Convertible Preferred Stock of approximately $0.4 million were deducted from net loss in computing net loss attributable to common stockholders for purposes of basic and diluted net loss per share.

The Series 10 Convertible Preferred Stock was convertible into shares of common stock; however, because the Company reported a net loss for the year ended December 31, 2025, the effect of conversion was antidilutive and therefore excluded from the computation of diluted net loss per share.

Shareholder approval for conversion was obtained in December 2025. In January 2026, all outstanding shares of Series 10 Preferred automatically converted into common stock and a pre-funded warrant pursuant to beneficial ownership limitations. See Note 20 – Subsequent Events.

Series 9 Preferred Stock

In March 2024, the Company issued Series 9 Preferred Stock in connection with debt exchanges and cash financing.

During 2024 and the first quarter of 2025:

●	Substantially all shares were exchanged for common stock;

●	A deemed dividend of approximately $0.5 million was recognized during 2024; and

●	The remaining shares were redeemed for approximately $1.4 million in March 2025.

As of December 31, 2025, no shares of Series 9 Preferred Stock were outstanding.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

NONCONTROLLING INTEREST – CLASS B UNITS OF XTI DRONES HOLDINGS, LLC

In connection with the November 2025 acquisition of Drone Nerds, the Company issued 6,524,576 Class B Units of XTI Drones Holdings, LLC to the seller as part of the purchase consideration. The Company holds Class A Units representing an 83.403% controlling interest in XTI Drones Holdings, LLC. The Class B Units represent the remaining 16.597% ownership interest and are reflected as noncontrolling interest in the consolidated financial statements.

Changes in noncontrolling interest were as follows (in thousands):

Balance at January 1, 2025	$—
Issuance of Class B Units in connection with Drone Nerds acquisition	9,735
Net income attributable to noncontrolling interest	270
Balance at December 31, 2025	$10,005

Exchange features of the Class B Units:

●	Are exchangeable into shares of the Company’s common stock on a one-for-one basis at the option of the holder at any time after May 1, 2026;

●	All outstanding Class B Units will automatically be exchanged into shares of the Company’s common stock on a one-for-one basis fifteen months after the acquisition closing date; and

●	Require no additional consideration upon exchange.

Because the Class B Units are equity interests in a consolidated subsidiary and are convertible into shares of the Company’s common stock, they are considered potentially dilutive securities for earnings per share purposes when applicable. Upon exchange of the Class B Units into shares of the Company’s common stock, the related noncontrolling interest will be reclassified to stockholders’ equity attributable to the Company with no impact on the consolidated statements of operations.

For the year ended December 31, 2025, the Company reported a net loss. Accordingly, the Class B Units were excluded from the computation of diluted net loss per share because their assumed conversion would have been antidilutive. In periods of net income, the Class B Units would be evaluated for dilution under the if-converted method, which would require the addition of net income attributable to the noncontrolling interest and the inclusion of the underlying shares of common stock in the diluted weighted-average shares outstanding.

CONVERTIBLE NOTE CONVERSIONS – 2024 (MERGER-RELATED)

Immediately prior to the closing of the XTI Merger on March 12, 2024, certain outstanding convertible notes with an aggregate principal and accrued interest balance of approximately $16.8 million were converted into shares of Legacy XTI common stock, which converted into shares of the Company’s common stock upon consummation of the merger. Immediately prior to conversion, the notes were remeasured to fair value, resulting in a gain of approximately $12.9 million recognized during 2024.

In connection with voluntary conversions of certain outstanding convertible notes with an aggregate principal and accrued interest balance of approximately $6.4 million completed prior to the XTI Merger, the Company recognized inducement charges of approximately $6.7 million during 2024.

All such convertible note obligations were satisfied in full.

Note 11 - Stock Award Plans and Stock-Based Compensation

In 2011, the Company adopted the 2011 Employee Stock Incentive Plan (the “2011 Plan”). The 2011 Plan terminated by its terms on August 31, 2021 and remains in effect as to outstanding equity awards granted prior to the date of expiration. No new awards will be issued under the 2011 Plan.

Legacy XTI adopted the 2017 Employee and Consultant Stock Ownership Plan, which was assumed by the Company in connection with the XTI Merger. The plan permits grants of stock options and other equity awards to employees, directors and consultants. As of December 31, 2025, no shares remain available for future issuance under the 2017 Plan.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

The Company’s 2018 Equity Incentive Plan, as amended and restated in August 2025, authorizes the grant of incentive stock options, nonqualified stock options, restricted stock, RSUs and other equity-based awards to employees, officers, directors and consultants. The 2018 Plan permits the Board to delegate limited grant authority to designated officers. Options generally vest over periods ranging from immediate to four years and have contractual terms of up to ten years.

As of December 31, 2025, there are no unvested Restricted Stock or Restricted Stock Units outstanding under the 2018 Plan.

The aggregate number of shares that may be awarded under the 2018 Plan as of December 31, 2025 was 80,105,687. As of December 31, 2025, 64,166,804 shares of common stock were available for future grant under the 2018 Plan, of which 57,209,296 shares are registered.

See below for a summary of the stock options granted under the 2011, 2017 and 2018 plans:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
	Number of	Exercise	Remaining	Value
	Options	Price	Life (Years)	(in millions)
Outstanding at January 1, 2024	4,646	$4,481.30	6.7	$—
Legacy Inpixon stock options from merger	5	$16,917.50
Granted	55,434	$117.50
Exercised	(371)	$0.25
Expired	(3)	$700.00
Forfeitures	(8,526)	$484.00
Outstanding at December 31, 2024	51,185	$455.00	9.3	$—
Granted	15,893,584	$1.74
Forfeitures	(3,219)	$6,713.33
Outstanding at December 31, 2025	15,941,550	$2.80	9.8	$—
Exercisable at December 31, 2025	6,179,722	$3.37	9.8	$—

During the year ended December 31, 2025, the Company granted 15,893,584 stock options under the 2018 Plan to employees, directors, and other service providers with exercise prices ranging from $1.26 to $2.00 per share.

The following assumptions were used in estimating the fair values of options awarded during the year ended December 31, 2025:

Year Ended December 31, 2025
Fair value of common stock	$1.26 - $2.00
Exercise price	$1.26 - $2.00
Expected term	5 - 10 years
Volatility	98.88% - 165.62%
Risk-free interest rate	3.62% - 4.14%
Dividend yield	—%

The range in expected term reflects both newly granted awards and modifications to certain previously granted options, including extensions of contractual terms from 90 days to up to ten years, which resulted in longer expected terms for those awards.

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

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Stock-based Compensation Expense

Stock-based compensation charges for the periods indicated below (in thousands) are as follows:

	Year Ended December 31,
	2025	2024
Research and development	$683	$319
Sales and marketing	354	250
General and administrative	11,009	3,552
Total	$12,046	$4,121

As of December 31, 2025, the total unrecognized compensation expense related to unvested awards was approximately $16.4 million, which the Company expects to recognize over an estimated weighted average period of 1.03 years.

In October 2025, the Board approved an extension of the post-termination exercise period from 90 days to ten years for certain previously granted stock options. The extension constituted a modification under ASC 718, Compensation—Stock Compensation. The Company remeasured the affected awards on the modification date and recognized incremental compensation cost of approximately $0.6 million, representing the excess of the fair value of the modified awards over the fair value of the original awards immediately prior to modification. The incremental compensation cost was recognized immediately for awards that were vested as of the modification date, with the remaining cost related to unvested awards recognized over the remaining vesting period.

During the year ended December 31, 2025, the Company issued 125,000 shares of restricted common stock to a third-party advisor in exchange for financial advisory services. The Company recognized $0.2 million of stock-based compensation expense related to this award during the year ended December 31, 2025.

Note 12 - Segments

The Company’s Chief Executive Officer (“CEO”), acting as the Chief Operating Decision Maker, or (“CODM”), regularly reviews and manages certain areas of its businesses, resulting in the Company identifying two reportable segments: Unmanned Aircraft Systems (“UAS”) and Commercial Aviation. The Company manages and reports its operating results through these two reportable segments. This allows the Company to enhance its customer focus and better align its business models, resources, and cost structure to the specific current and future growth drivers of each business, while providing increased transparency to the Company’s shareholders.

The UAS segment includes operating results of Drone Nerds, which is owned by the Company’s majority-owned subsidiary, XTI Drones Holdings, which provides an integrated suite of UAS solutions across hardware distribution, training, compliance management support, repair and maintenance, fleet sustainment, and related services. This segment is focused on revenue generation and lifecycle support for enterprise, public safety, government, and defense customers.

The Commercial Aviation segment consists of the development-stage VTOL aircraft program focused on the TriFan 600, which is designed to combine vertical takeoff and landing capability with the speed and range of a fixed-wing aircraft. This segment does not currently generate revenue and consists primarily of research, engineering, certification planning and program development activities. As of the beginning of 2026, activity on the development of the TriFan 600 has been paused.

The CODM evaluates segment performance primarily based on revenues, gross profit, and income (loss) from operations for the UAS segment, and research and development spending and progress toward program milestones for the Commercial Aviation segment. Unallocated operating expenses include costs that are not specific to a particular segment but are general to the group; included expenses incurred for administrative and accounting staff, public company costs, general liability and other insurance, accrued consulting fees and transaction bonuses relating to former Legacy Inpixon executives, professional fees and other similar corporate expenses.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

The UAS segment reflects results of Drone Nerds beginning in November 2025. There were no UAS segment operations during the year ended December 31, 2024. Segment operating results are presented on a consolidated basis prior to the allocation of net income (loss) attributable to noncontrolling interests.

Substantially all revenues and long-lived assets for continuing operations are located in the United States.

The following tables reflect the results of operations from our business segments for the periods indicated below (in thousands):

	Year Ended December 31, 2025
		Commercial	Unallocated
	UAS	Aviation	Costs	Total
Revenue	$22,490	$—	$—	$22,490
Cost of revenues	17,569	—	—	17,569
Gross Profit	4,921	—	—	4,921
Operating expenses
Research and development	28	5,212	—	5,240
Sales and marketing	983	1,591	3,030	5,604
General and administrative	2,087	1,383	29,375	32,845
Other expenses(1)	134	32	3,887	4,053
Total operating expenses	3,232	8,218	36,292	47,742
Income (loss) from operations	$1,689	$(8,218)	$(36,292)	$(42,821)

(1)	Other expenses include acquisition-related transaction costs and amortization of intangibles.

	Year Ended December 31, 2024
	Commercial	Unallocated
	Aviation	Costs	Total
Revenue	$—	$—	$—
Gross Profit	—	—	—
Operating expenses
Research and development	1,970	—	1,970
Sales and marketing	324	1,193	1,517
General and administrative	(741)	20,401	19,660
Other expenses(1)	6,520	—	6,520
Total operating expenses	8,073	21,594	29,667
Loss from operations	$(8,073)	$(21,594)	$(29,667)

(1)	Other expenses include merger-related transaction costs and amortization of intangibles.

The reporting package provided to the Company’s CODM does not include the measure of assets by segment as that information isn’t reviewed by the CODM when assessing segment performance or allocating resources.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 13 - Fair Value Measurements and Fair Value of Financial Instruments

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

Investment in Publicly Traded Equity Securities

As of December 31, 2025, the Company held a de minimis investment in publicly traded equity securities with a carrying value of less than $0.1 million. Changes in fair value were immaterial for the year ended December 31, 2025.

Investment in Convertible Promissory Note – Valkyrie Sciences Holdings LLC

On October 21, 2025, the Company made a $2.0 million strategic investment in Valkyrie Sciences Holdings LLC (“Valkyrie”) through the purchase of a convertible promissory note with an initial principal amount of $2.0 million (the “Valkyrie Note”). The Valkyrie Note bears interest at 10.0% per annum and matures on December 31, 2026. The note may be converted, at the Company’s option, into equity securities of Valkyrie upon the occurrence of certain qualified financing or other defined transactions and contains customary repayment and default provisions. The Company may provide additional funding of up to $8.0 million under the Valkyrie Note; no additional amounts were funded as of December 31, 2025.

The Company determined that it does not have a controlling financial interest in Valkyrie and therefore does not consolidate the entity.

The Valkyrie Note is accounted for as an available-for-sale debt security under ASC 320. Available-for-sale debt securities are recorded at fair value with unrealized gains and losses recognized in accumulated other comprehensive income (loss), unless such declines are determined to be credit-related.

During the year ended December 31, 2025, the Company evaluated the investment for expected credit losses in accordance with ASC 326. Based on management’s assessment of the issuer’s financial condition, limited operating revenues, reliance on future financing, and the uncertainty surrounding the issuer’s ability to repay the contractual obligations, the Company determined that collection of the contractual cash flows associated with the note was not expected.

Accordingly, the Company recorded a full allowance for expected credit losses of approximately $2.0 million, which reduced the carrying value of the Valkyrie Note to zero as of December 31, 2025. The credit loss expense was recorded within Other (Expense) Income in the consolidated statements of operations.

Because the investment’s carrying value was reduced to zero through the recognition of expected credit losses, the asset had no remaining fair value as of December 31, 2025 and therefore is not presented in the fair value hierarchy table.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Warrant Liability – Fair Value Measurement

The Company’s warrant liability is classified as a Level 3 liability within the fair value hierarchy as the valuation utilizes significant unobservable inputs.

The fair value of the warrants was estimated using a Black-Scholes option pricing model. The model requires the use of significant assumptions, including:

●	The Company’s stock price at the valuation date

●	The contractual exercise price

●	Expected volatility

●	Risk-free interest rate

●	Expected term

●	Dividend yield

Expected volatility was based on the historical volatility of the Company’s common stock. The risk-free interest rate was based on U.S. Treasury yields commensurate with the expected term of the warrants. The expected term was based on the contractual remaining life of the warrants. The Company assumed a dividend yield of zero, as it does not expect to declare dividends in the foreseeable future.

As of December 31, 2025, the significant assumptions used in the Black-Scholes model were as follows:

●	Stock price: $1.24

●	Exercise prices: $1.36 – $2.00

●	Expected volatility: 125%

●	Risk-free interest rate: 3.63% – 3.67%

●	Remaining term: 4.25 – 4.71 years

●	Dividend yield: 0%

Changes in these assumptions could result in a material change in the fair value of the warrant liability.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Fair Value Tables

As of December 31, 2024, the Company did not have any material assets or liabilities measured at fair value on a recurring basis. Accordingly, no fair value hierarchy table has been presented for that date.

As of December 31, 2025, the Company did not have any assets measured at fair value on a recurring basis. The Company’s liabilities measured at fair value consisted of the following at December 31, 2025:

	Fair Value at December 31, 2025
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$22,561	$—	$—	$22,561
Total liabilities	$22,561	$—	$—	$22,561

The table below provides a summary of changes in the estimated fair value of the Company’s Level 3 assets and liabilities:

	Convertible Note Investment – Valkyrie Sciences Holding LLC	Warrant Liability
Balance at January 1, 2025	$—	$—
Purchase of convertible note	2,000	—
Interest income accrued on convertible note	39	—
Pre-funded and Common Warrants issued in connection with 2025 Public Offerings	—	41,303
Exercise of Warrants	—	(19,338)
Change in fair value	—	596
Provision for expected credit losses	(2,039)
Balance at December 31, 2025	$—	$22,561

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 14 - Related Party Transactions

Agreements with Nadir Ali and Affiliated Entities

On March 27, 2025, the Company entered into a Settlement Agreement with Nadir Ali, the Company’s former Chief Executive Officer prior to the XTI Merger, and certain of his affiliated entities. The Settlement Agreement terminated a prior consulting agreement with Mr. Ali and resolved outstanding obligations relating to a previously adopted strategic transaction bonus plan that was triggered by the XTI Merger, Series 9 Preferred Stock arrangements, and a prior equity purchase agreement with an affiliated entity.

During the year ended December 31, 2025, pursuant to the Settlement Agreement, the Company (i) paid approximately $1.1 million of remaining transaction bonus and former management payment obligations (including approximately $0.5 million paid to Mr. Ali), (ii) paid $60,000 and three installments totaling $1.5 million in settlement of amounts due under the terminated consulting agreement, (iii) redeemed the remaining outstanding shares of Series 9 Preferred Stock held by Mr. Ali for approximately $1.4 million, and (iv) deemed satisfied in full a $1.0 million receivable previously recorded under an equity purchase agreement with an affiliated entity, resulting in the elimination of the related receivable.

During 2025 and prior to the Settlement Agreement, the Company paid Mr. Ali approximately $1.6 million in transaction bonus payments.

The Company recognized approximately $2.3 million of expense during the year ended December 31, 2025 related to transactions with Mr. Ali and his affiliated entities, primarily associated with the settlement of consulting, bonus and related obligations described above.

As of December 31, 2025, no material amounts were payable to Mr. Ali or his affiliated entities. The Settlement Agreement also included mutual releases among the parties with respect to the matters resolved therein.

Transactions with AVX Aircraft Company

During 2024, the Company paid approximately $0.9 million to AVX Aircraft Company (“AVX”) for consulting and advisory services related to aircraft development. A deposit of approximately $0.5 million outstanding at December 31, 2024 was returned to the Company in April 2025.

During the year ended December 31, 2025, the Company did not accrue or pay material consulting fees to AVX. Certain members of the Company’s Board have ownership interests in, or serve on the board of, AVX. As of December 31, 2025, neither such individual received compensation from AVX in connection with services provided by AVX to the Company.

Former Consulting Arrangements

Prior consulting arrangements with David Brody and Scott Pomeroy terminated in connection with the XTI Merger in March 2024. During the year ended December 31, 2025, the Company paid Mr. Pomeroy the remaining $400,000 transaction bonus that was earned in connection with the XTI Merger. No consulting compensation was paid to Mr. Brody or Mr. Pomeroy during the year ended December 31, 2025.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 15 - Commitments and Contingencies

Advisory Agreement

On May 13, 2025, the Company entered into an advisory agreement with a third-party advisor pursuant to which the Company agreed to pay $85,000 in cash and issue 125,000 shares of restricted common stock in exchange for financial advisory services. The Company paid the cash fee and issued the shares during 2025. A portion of the initial cash fee of $42,500 was subsequently waived and returned to the Company in connection with the closing of the June 2025 public offering.

The advisory agreement provided for reimbursement of certain out-of-pocket expenses (subject to a cap of $15,000), a customary 12-month fee tail, a 3% M&A fee with respect to certain transactions introduced by the advisor, and customary indemnification provisions. The agreement had a term of 180 days and expired during 2025.

Litigation

From time to time, the Company is involved in legal proceedings arising in the ordinary course of business. Except as described below, the Company is not currently a party to any other material legal proceedings.

Xeriant Litigation

In December 2023, Xeriant, Inc. filed a lawsuit in the United States District Court for the Southern District of New York against Legacy XTI alleging, among other things, breach of contract, fraud, unjust enrichment, and misappropriation of confidential information in connection with agreements relating to the TriFan 600 aircraft and the XTI Merger. Xeriant previously sought damages in excess of $500 million but has since amended its complaint to seek an unspecified amount. Legacy XTI has asserted counterclaims alleging breach of contract, breach of fiduciary duty, and seeking declaratory relief regarding ownership of intellectual property and termination of the joint venture agreement.

The litigation is currently in active discovery. The Company believes the claims against Legacy XTI are without merit and intends to vigorously defend against them. The outcome of this matter cannot presently be predicted.

Auctus Litigation

In May 2025, Auctus Fund, LLC filed a lawsuit in Colorado state court against Legacy XTI alleging breach of contract and asserting that Legacy XTI is obligated to repay approximately $9 million under a promissory note allegedly assumed in connection with a prior letter agreement. Legacy XTI disputes these claims and has asserted affirmative defenses. The case is ongoing.

State of Texas Petition Against Anzu Robotics, LLC

In February 2026, the State of Texas filed a petition in the District Court of Collin County, Texas, against Anzu Robotics, LLC (“Anzu”), a subsidiary of the Company, alleging violations of the Texas Deceptive Trade Practices–Consumer Protection Act in connection with the marketing and sale of certain drone products. The petition seeks injunctive relief, civil penalties, and attorneys’ fees and costs. The Company is engaged in preliminary discussions with the Texas Attorney General to attempt to resolve the matter cooperatively. The Company cannot at this time predict the outcome of this matter or reasonably estimate a range of potential loss, if any.

Assessment

The Company is unable to predict the ultimate outcome of these matters or reasonably estimate the amount of any potential loss, if any. Accordingly, no accrual has been recorded as of December 31, 2025. An adverse outcome in any of these matters could have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 16 - Net Loss Per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted loss per share attributable to common stockholders (in thousands, except share and per share data):

	For the Years Ended December 31,
	2025	2024
Net loss from continuing operations	$(53,036)	$(28,269)
Net loss from discontinued operations	(15,455)	(7,334)
Net loss	(68,491)	(35,603)
Less: Net (income) loss attributable to noncontrolling interest	(270)	—
Net loss attributable to XTI Aerospace, Inc.	(68,761)	(35,603)
Less: Preferred stock dividends and deemed dividends	(437)	(1,378)

Net Loss Attributable to Common Stockholders	$(69,198)	$(36,981)

Net loss per share – basic and diluted:
Continuing operations	$(3.28)	$(129.24)
Discontinued operations	$(0.96)	$(33.54)
Net loss per share	$(4.24)	$(162.78)

Weighted Average Shares Outstanding	16,337,782	227,193

Net loss per share from continuing and discontinued operations is calculated based on net loss attributable to common stockholders. Preferred stock dividends and deemed dividends are allocated to continuing and discontinued operations on a proportional basis.

Pre-funded warrants outstanding during the period were included in the calculation of basic earnings per share as their exercise price is nominal.

The following potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	For the Years Ended December 31,
	2025	2024
Options	3,709,764	30,509
Warrants	10,514,667	1,438
Convertible Preferred Stock	17,029,717	2
Noncontrolling Interest – Class B Units	6,524,576	—
Convertible Notes	—	997
Total	37,778,724	32,946

Note 17 – Income Taxes

The components of loss from continuing operations before income taxes for the years ended December 31, 2025 and 2024 are as follows (in thousands):

	For the Years Ended December 31,
	2025	2024
Domestic	$(52,478)	$(27,835)
Foreign	(568)	(418)
Net loss before income taxes	$(53,046)	$(28,253)

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

The income tax provision (benefit) for the years ended December 31, 2025 and 2024 consists of the following (in thousands):

	For the Years Ended December 31,
	2025	2024
U.S. federal		—
Current	$—	$—
Deferred	(8,425)	(3,564)
State and local
Current	12	8
Deferred	1,713	(782)
	(6,700)	(4,338)
Change in valuation allowance	6,710	4,322
Income Tax Benefit (Provision)	$10	$(16)

Amounts for the year ended December 31, 2024 have been recast to reflect the classification of certain operations as discontinued operations. The Company adopted ASU 2023-09 prospectively in 2025; accordingly, the 2025 rate reconciliation is presented under the new guidance, while the prior year is presented under previous guidance and is not directly comparable to the current year presentation.

The reconciliation between the U.S. statutory federal income tax rate and the Company’s effective income tax rate for the year ended December 31, 2025 is as follows:

	For the Years Ended December 31, 2025
	USD	%
Pretax Book Income (Loss)	(53,046)
US Federal Statutory Tax Rate	(11,140)	21%
State income taxes, net of federal benefit
State Rate Change	2,479	(4.67)%
Valuation Allowance	(1,713)	3.23%
Other	(754)	1.42%
Foreign Tax Effects	119	(0.22%
Effect of Cross-Border Tax Laws	-	0.0%
Effect of Changes in Tax Laws or Rates Enacted in the Current Period	-	0.0%
Nontaxable or Nondeductible Items
Acquisition Costs	751	(1.42)%
Cost to Raise Capital	939	(1.77)%
162(m)	1,577	(2.97)%
Warrant Expense	1,476	(2.78)%
Stock Options	583	(1.10)%
Other	494	(0.93)%
Tax Credits	-	0.0%
Changes in Valuation Allowances	8,425	(15.88)%
Changes in Unrecognized Tax Benefits	-	0.0%
Other Adjustments
Investment in German Subsidiaries	(1,416)	2.67%
Other	(1,810)	3.43%
Total	10	(0.01)%

The state income tax impact primarily relates to operations in Colorado, Florida, and Utah, which individually represent significant components of the Company’s state income tax expense.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

The reconciliation between the U.S. statutory federal income tax rate and the Company’s effective income tax rate for the year ended December 31, 2024 is as follows:

For the Years Ended December 31, 2024
U.S. federal statutory rate	21.0%
State income taxes, net of federal benefit	2.7%
162(m) Compensation Limit	(9.3)%
Transaction Costs	(2.7)%
Inducement Expense	(5.0)%
Convertible Notes – FV Adjustment	9.6%
Other permanent items	(1.3)%
Foreign income tax rate difference	0.1%
Provision to return adjustments	0.1%
Other	(0.7)%
Rate Change	0.1%
Change in valuation allowance	(15.4)%
Effective Rate	(0.0)%

As of December 31, 2025 and 2024, the Company’s deferred tax assets and liabilities consisted of the effects of temporary differences attributable to the following (in thousands):

	As of December 31,
	2025	2024
Deferred Tax Asset
Loss carryovers	$46,802	$41,603
Stock based compensation	2,222	1,828
Accrued expenses	132	791
Unrealized gain	2,066	144
Section 174 capital research	756	1,214
Other	1,051	702

Total Deferred Tax Asset	53,029	46,282
Less: valuation allowance	(52,985)	(46,273)
Deferred Tax Asset, Net of Valuation Allowance	$44	$9

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	As of December 31,
	2025	2024
Deferred Tax Liabilities
Intangible assets	$(9)	$(2)
Fixed assets	(35)	(7)
Total deferred tax liabilities	(44)	(9)
Net Deferred Tax Asset (Liability)	$—	$—

At December 31, 2025, the Company did not have any undistributed earnings of its foreign subsidiaries. As a result, no additional income or withholding taxes have been provided. The Company does not anticipate any impacts of the global intangible low-taxed income (“GILTI”) or base erosion anti-abuse tax (“BEAT”) and, as such, has not recorded any impact associated with either GILTI or BEAT.

In accordance with Section 382 of the Internal Revenue Code, the deductibility of the Company’s net operating loss (“NOL”) carryforwards is subject to an annual limitation in the event of a change in ownership, as defined by the regulations. The Company performed an analysis of ownership changes occurring during 2024 and 2025 and determined that certain NOLs are subject to limitation. As of December 31, 2025, the Company had approximately $133 million of NOL carryforwards available to offset future taxable income, subject to Section 382 limitations. Of this amount, approximately $5.3 million generated in 2017 will expire on December 31, 2037 if not utilized. The remaining NOLs generated after 2017 have an indefinite carryforward period. As of December 31, 2025 and 2024, the Company had gross state NOLs of $268.8 million and $163.7 million, respectively.

As of December 31, 2025, the Company’s foreign subsidiaries, including Nanotron GmbH and Intranav GmbH, had approximately $66.1 million of German NOL carryforwards available to offset future taxable income. These NOLs do not expire; however, German minimum taxation rules limit the amount of taxable income that may be offset in any given year. The related deferred tax assets and valuation allowances associated with these foreign NOLs are presented within discontinued operations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which temporary differences become deductible.

ASC 740 requires that a valuation allowance be established when it is more likely than not that all, or a portion of, deferred tax assets will not be realized. After consideration of all available positive and negative evidence, including cumulative losses and projections of future taxable income, management has concluded that a full valuation allowance is required against the Company’s deferred tax assets as of December 31, 2025. The increase in the valuation allowance for continuing operations was approximately $6.7 million for the year ended December 31, 2025.

ASC 740 also clarifies the accounting for uncertainty in income taxes. The Company recognizes the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. The Company files income tax returns in the United States (federal and state), Germany, and the United Kingdom, including jurisdictions related to discontinued operations. The Company has concluded that there are no material uncertain tax positions requiring recognition in the consolidated financial statements for the years ended December 31, 2025 and 2024.

The Company’s policy is to record interest and penalties related to unrecognized tax benefits as a component of income tax expense. No amounts were accrued for interest or penalties for the years ended December 31, 2025 and 2024. Management does not expect any material changes in unrecognized tax benefits in the next twelve months.

The Company’s tax returns are subject to examination by various taxing authorities. The Company is subject to examination by U.S. federal and state tax authorities beginning with the year ended December 31, 2022.

Note 18 – Leases

The Company has operating leases for office and operational facilities in the United States related to its continuing operations.

The Company entered into a lease for its corporate office in Englewood, Colorado that commenced on February 1, 2024 and expires on January 31, 2028. The current lease rate is $10,630 per month as of the date of this filing.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

In connection with the Drone Nerds acquisition, the Company recognized right-of-use assets and lease liabilities for four office leases: (i) Hollywood Park office, Dania Beach, Florida (expires April 30, 2029; current monthly base rent of $24,587), (ii) Aventura Business Park, Suite B09-10, Miami, Florida (expires January 31, 2031; current monthly base rent of $4,165), (iii) Aventura Business Park, Suite B11, Miami, Florida (expires September 30, 2030; current monthly base rent of $3,453), and (iv) Wynwood office, Miami, Florida (expires April 30, 2032; current monthly base rent of $23,435). These leases were recognized at fair value as part of the purchase accounting for the acquisition of Drone Nerds in November 2025.

Right-of-use assets and lease liabilities associated with the Company’s exited Inpixon Business, including office leases in Frankfurt and Berlin, Germany, are classified as held for sale and presented within discontinued operations. Accordingly, the lease disclosures below exclude leases classified within discontinued operations.

The Company has no other operating or finance leases with terms greater than 12 months.

Right-of-use assets are summarized below (in thousands):

	As of December 31,
	2025	2024
Englewood, CO Office	$394	$394
Hollywood Park, Dania Beach, FL Office	940	—
Aventura Business Park, Suite B09-10, Miami, FL Office	219	—
Aventura Business Park, Suite B11, Miami, FL Office	174	—
Wynwood, Miami, FL Retail Store	1,412	—
Less accumulated amortization	(174)	(84)
Right-of-use asset, net	$2,965	$310

Operating lease cost for the years ended December 31, 2025 and 2024 was approximately $0.1 million and $0.2 million, respectively, which includes immaterial amounts related to short-term and variable lease costs.

Lease liabilities are summarized below (in thousands):

	As of December 31,
	2025	2024
Total lease liability	$2,977	$319
Less: short term portion	(550)	(88)
Long term portion	$2,427	$231

Future minimum lease payments under operating leases are as follows (in thousands):

Year ending 12/31/2026	$802
Year ending 12/31/2027	824
Year ending 12/31/2028	725
Year ending 12/31/2029	500
Year ending 12/31/2030+	835
Total	$3,686
Less: Present value discount	(709)
Lease liability	$2,977

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date or acquisition date, as applicable. As of December 31, 2025, the weighted average remaining lease term is 4.9 years and the weighted average discount rate used to determine the operating lease liabilities was 9.1%.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 19 – Discontinued Operations

Held-for-Sale Classification

During December 2025, management committed to a plan to dispose of the Inpixon Business and initiated an active program to identify potential buyers. The Inpixon Business was available for immediate sale in its present condition, and the sale was considered probable and expected to be completed within one year. Accordingly, as of December 31, 2025, the Company classified the assets and liabilities of the Inpixon Business as held for sale in accordance with ASC 360-10.

Beginning in December 2025, the Company ceased depreciation and amortization of long-lived assets associated with the Inpixon Business.

The disposition represents a strategic shift that will have a major effect on the Company’s operations and financial results. Accordingly, the results of the Inpixon Business are presented as discontinued operations in the consolidated financial statements for all periods presented in accordance with ASC 205-20.

Disposition of the Inpixon Business

On February 3, 2026 (the “Signing Date” and “Closing Date”), the Company completed the disposition of its Inpixon Business pursuant to a Share Purchase and Transfer Agreement (the “SPA”) entered into with EVO 467. GmbH (the “Purchaser”). Pursuant to the SPA, the Company sold all of the shares of Inpixon GmbH for a purchase price of EUR 4,640,000 (approximately $5.5 million based on the exchange rate on the Signing Date), subject to the terms described below.

Inpixon GmbH is the sole shareholder of Aware RTLS, Inc. and IntraNav GmbH. The Inpixon Business, which provides indoor positioning, real-time localization and sensor technology solutions, was conducted through Inpixon GmbH.

Measurement and Impairments

Upon classification as held for sale in December 2025, the disposal group was measured at the lower of its carrying amount or fair value less costs to sell in accordance with ASC 360.

During the year ended December 31, 2025, the Company recognized total impairment charges of approximately $10.5 million related to the Inpixon Business, consisting of:

●	Goodwill impairment: $9.9 million

●	Intangible asset impairment: $0.6 million

Goodwill Impairment

During 2025, the Company identified triggering events related to the Inpixon Business, including continued operating losses, negative cash flows, declining revenue trends, and management’s decision to pursue disposition of the business.

The Company performed a quantitative goodwill impairment test and determined that the carrying amount of the reporting unit exceeded its estimated fair value. As a result, the Company recorded a goodwill impairment charge of approximately $4.0 million during 2025.

In December 2025, upon classification of the disposal group as held for sale, the Company measured the disposal group at fair value less costs to sell in accordance with ASC 360. Based on this measurement, the Company recorded an additional impairment charge of approximately $5.9 million, which was allocated entirely to goodwill.

The fair value estimate was primarily based on the expected transaction value from the sale of the Inpixon Business, adjusted for expected recoveries of certain accounts receivable retained by the Company and liabilities economically retained by the Company.

Intangible Asset Impairment

During 2025, the Company also evaluated long-lived assets for recoverability in accordance with ASC 360. As a result, the Company recorded impairment charges totaling approximately $0.6 million, consisting of:

●	$0.1 million related to trade names and trademarks

●	$0.3 million related to proprietary technology

●	$0.2 million related to customer relationships

The fair value of the affected asset groups was determined using an income approach based on estimated future cash flows. These fair value measurements represent non-recurring Level 3 measurements within the fair value hierarchy.

Presentation

All impairment charges related to the Inpixon Business are included in loss from discontinued operations in the consolidated statements of operations.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Major Classes of Assets and Liabilities Held for Sale

The carrying amounts of the major classes of assets and liabilities classified as held for sale as of December 31, 2025 and 2024 were as follows (in thousands):

	As of December 31, 2025	As of December 31, 2024
Assets Held for Sale:
Cash and cash equivalents	$223	$133
Accounts receivable, net and other receivables	2,271	730
Inventories	1,072	2,214
Prepaid expenses and other current assets	79	131
Current assets held for sale	$3,645	$3,208

Property and equipment, net	$72	$134
Operating lease right-of-use asset, net	427	30
Intangible assets, net	852	1,592
Goodwill	3,309	12,072
Other assets	128	121
Non-current assets held for sale	$4,788	$13,949

Liabilities Held for Sale:
Accounts payable	$210	$297
Accrued expenses and other current liabilities	805	632
Operating lease obligations, current	106	31
Deferred revenue	601	532
Current liabilities held for sale	$1,722	$1,492

Operating lease obligations, noncurrent	$322	$—
Non-current liabilities held for sale	$322	$—

Intercompany balances between the Company and the Inpixon Business were eliminated in consolidation.

Results of Discontinued Operations

The following table presents the results of discontinued operations for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Revenues	$4,965	$3,202
Cost of revenues	2,252	1,314
Research and development	2,291	2,026
Sales and marketing	2,599	1,714
General and administrative	2,539	2,362
Impairment of goodwill and intangible assets	10,526	2,507
Other income (expense), net	210	613
Net loss, before tax	(15,452)	(7,334)
Income tax provision	(3)	—
Loss from discontinued operations	$(15,455)	$(7,334)

Cash Flows from Discontinued Operations

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

The following table presents the major classes of cash flows related to discontinued operations (in thousands):

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(4,441)	$(4,100)
Net cash used in investing activities	(23)	—
Net cash provided by (used in) financing activities	—	—
Total	$(4,464)	$(4,100)

Terms of the Disposition

The Purchase Price of EUR 4,640,000 bears interest at 5% per annum from the Signing Date until the fourth anniversary of the Closing Date. The Company has the right (the “Unwind Option”) to require the Purchaser to transfer back all shares of Inpixon and its subsidiaries during a specified future period for no consideration by the Company. If exercised, all unpaid amounts of the Purchase Price will be forgiven. If not exercised within the specified period, the unpaid Purchase Price will also be forgiven.

Immediately prior to closing, the Company eliminated a shareholder loan with an outstanding principal balance of approximately EUR 13.2 million (approximately $15.6 million) through a combination of capital contribution and waiver.

The Company evaluated the Unwind Option in accordance with ASC 810-10-40, Consolidation—Deconsolidation, and concluded that control of the Inpixon Business transferred to the Purchaser upon closing. Based on management’s evaluation of the facts and circumstances surrounding the transaction, including the Purchaser’s business plan and other qualitative considerations, the likelihood of exercise of the Unwind Option is considered remote. Accordingly, the transaction was accounted for as a completed sale and the Inpixon Business was derecognized as of the Closing Date.

The Company has no continuing involvement in the operations of the Inpixon Business following the Closing Date. The Purchase Price terms, including the potential forgiveness provisions, were considered in the Company’s assessment of whether the transaction qualified for sale accounting.

As part of the classification of the Inpixon Business as held for sale in December 2025, the Company measured the disposal group at the lower of its carrying amount or estimated fair value less costs to sell. This resulted in the carrying value of the disposal group being written down to approximate the anticipated economic proceeds from the transaction, which reflect the negotiated purchase price, expected recoveries of receivables retained by the Company, and liabilities economically retained by the Company.

Note 20 - Subsequent Events

Automatic Conversion of Series 10 Preferred Stock

On January 5, 2026, all outstanding shares of the Company’s Series 10 Convertible Preferred Stock automatically converted in accordance with their terms following shareholder approval.

The conversion was based on a stated value of $1,000 per share, plus accrued and unpaid dividends, divided by a conversion price of $1.492 per share.

Upon conversion, the Company issued 1,721,980 shares of common stock and a pre-funded warrant to purchase 15,307,735 shares of common stock. The pre-funded warrant was issued in lieu of additional shares of common stock due to beneficial ownership limitations contained in the Series 10 Preferred Stock. The pre-funded warrant is immediately exercisable at an exercise price of $0.0001 per share.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Separation Agreement

On January 29, 2026, in connection with the disposition of the Inpixon Business, the Company entered into a separation agreement with Soumya Das, pursuant to which Mr. Das resigned from his positions with the Company. Under the agreement, the Company agreed to provide severance and related benefits totaling approximately $718,000, plus reimbursement of certain benefits and accelerated vesting of outstanding equity awards.

Consulting Agreement with Director

Subsequent to December 31, 2025, on February 1, 2026, the Company entered into a consulting agreement with a member of its Board of Directors pursuant to which the consultant will provide advisory services related to the Company’s VTOL program in exchange for a monthly fee and equity-based compensation. The agreement has an initial term of four years and includes customary termination provisions.

Asset-Based Revolving Credit Facility

On February 11, 2026, Drone Nerds, LLC and Anzu Robotics, LLC (collectively, the “Borrowers”), subsidiaries of the Company, entered into a Credit Agreement with JPMorgan Chase Bank, N.A., providing for a secured revolving credit facility with aggregate commitments of up to $20.0 million, subject to a borrowing base of eligible accounts receivable and inventory (the “ABL Facility”). The ABL Facility matures on February 11, 2029.

Borrowings under the ABL Facility bear interest at the applicable benchmark rate plus 2% per annum, subject to adjustment in certain circumstances. The ABL Facility is secured by substantially all of the assets of the Borrowers and certain affiliated guarantors.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on additional indebtedness, liens, asset sales, investments and restricted payments. The Borrowers are required to maintain a minimum Fixed Charge Coverage Ratio as of the end of any calendar month of no less than 1.0 to 1.0, subject to certain cure rights. Proceeds of the ABL Facility may be used for general corporate purposes, refinancing certain existing indebtedness and permitted investments.

Warrant Exercises

Subsequent to December 31, 2025 and through the date of this filing, holders of certain warrants issued in connection with the Company’s 2025 public offerings exercised warrants to purchase an aggregate of 3,963,408 shares of the Company’s common stock, resulting in gross cash proceeds of approximately $7.9 million.

In connection with the solicitation of such warrant exercises, the Company engaged ThinkEquity LLC as its exclusive financial advisor and paid cash compensation equal to 3% of the gross proceeds, or approximately $0.2 million, consistent with the terms of the advisory agreement.

Net proceeds to the Company from these warrant exercises were approximately $7.7 million.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of December 31, 2025, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable assurance that the objectives of the internal control system are met. We have performed an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control-Integrated Framework. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of the last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of all of our current directors and executive officers. Our officers are appointed by, and serve at the pleasure of, the Company’s Board of Directors (sometimes referred to herein as the “Board”) and/or our Chief Executive Officer.

Name	Age	Position
Scott Pomeroy	64	Chief Executive Officer, Chairman and Director
Brooke Turk	60	Chief Financial Officer
Tobin Arthur	57	Chief Strategy Officer
Michael Tapp	55	Chief Operating Officer
David Brody	77	Director and Secretary
Tensie Axton	58	Director
Clinton Weber	49	Director
Jonathan Ornstein	68	Director

Changes in Directors and Executive Officers

Kareem Irfan did not stand for re-election at the Company’s 2025 annual meeting of stockholders held on December 30, 2025, and ceased serving as a member of the Company’s Board of Directors upon the expiration of his term. Clinton Weber was elected to the Board at the 2025 annual meeting of stockholders. On January 29, 2026, Soumya Das resigned as Chief Executive Officer of the Company’s former Real Time Location System Division, and as a member of the Board of Directors. Effective February 1, 2026, the Board appointed Jonathan Ornstein as a director.

Current Directors and Executive Officers

Scott Pomeroy, Chairman and Chief Executive Officer. Mr. Pomeroy has served as our Chief Executive Officer and Chairman of the Board since March 2024, upon the closing of the XTI Merger. Prior to the merger, he served as Chief Financial Officer of Legacy XTI under a consulting arrangement from July 2022 until March 2024 and as a director of Legacy XTI from February 2023 until the closing of the merger. Mr. Pomeroy previously served as Chief Financial Officer of Dex Media, where he oversaw equity and debt capital raises totaling more than $10 billion. He was also the Chief Executive Officer and founder of Local Insight Media and co-founded Gen3 Financial Services, a boutique merchant bank providing capital raising and advisory services across multiple industries, including aerospace. In 2021 and 2022, he led capital raising efforts for a $50 million investment fund. Mr. Pomeroy has served on several boards of directors, including AVX Aircraft Company since 2009. Mr. Pomeroy began his career at KPMG Peat Marwick. He holds a Bachelor of Business Administration in Accounting from the University of New Mexico and is a Certified Public Accountant.

We believe Mr. Pomeroy’s extensive experience in capital markets, strategic transactions, and executive leadership qualifies him to serve as a member of our Board of Directors.

Brooke Turk, Chief Financial Officer. Ms. Turk has served as our Chief Financial Officer since March 2024. Prior to her appointment, she served as a consultant to Legacy XTI from August 2023 until the closing of the XTI Merger. Since August 2011, Ms. Turk has been affiliated with Springboard Ventures, where she has provided chief financial officer services to multiple companies. During that time, she served as Chief Financial Officer of MADSKY from March 2017 to October 2018, The Champion Group from March 2020 to April 2025, Catalyst Solutions from February 2022 to May 2023, and CB Scientific Inc. from November 2021 to September 2025. Over her career, Ms. Turk has been involved in mergers and acquisitions, divestitures, restructurings, debt and equity financings, a Chapter 11 bankruptcy process, and an initial public offering. She began her career at Arthur Andersen. Ms. Turk holds a Master of Science in Business Administration from Colorado State University and a Bachelor of Arts in Organizational Communication from Western Colorado University. She is a Certified Public Accountant.

Tobin Arthur, Chief Strategy Officer. Mr. Arthur has served as our Chief Strategy Officer since September 2024. Mr. Arthur has over 30 years of experience in corporate strategy, innovation, and advising growth-stage companies. Mr. Arthur began his career at Starbucks Corporation, where he held various leadership roles in operations and technology. He later focused on building, investing in, and advising startups, including with respect to business strategy, capital development, and executive recruitment. From 2011 to 2013, Mr. Arthur served as President of CureUs, a medical publishing platform. In 2013, Mr. Arthur founded AngelMD, an online healthcare innovation community, and has served as its Executive Chairman since that time. In 2017, he co-founded Catalyst Fund LP, a venture capital fund focused on medical technology. In 2018, he launched Innovation4Alpha, which provides advisory services relating to strategy, communications, and capital formation. Mr. Arthur holds a B.A. in English from the University of Southern California.

Michael Tapp, Chief Operating Officer. Mr. Tapp has served as our Chief Operating Officer since September 2025. Since September 2024, he has also served as Chairman of the Company’s Advisory Board, assisting the Company in evaluating strategic opportunities. Prior to joining the Company, Mr. Tapp served as an operating partner for Palingen Capital and in a similar capacity for HBC Investments, a private equity firm. Before that, he held leadership roles at Interstate Batteries for nearly a decade, where he served as a member of the senior executive team, President of Interstate’s multi-unit franchise system, and President of its industrial power management business. Earlier in his career, Mr. Tapp held senior executive roles at operating companies and private equity-backed organizations. He has also served on advisory boards and contributed to the investment committee of the SBoTX Foundation.

Non-Executive Directors

David Brody, Director and Secretary. Mr. Brody has served as a member of our Board of Directors and as our Secretary since March 2024, upon the closing of the XTI Merger. He also serves as a director of Legacy XTI and, since February 2026, provides advisory and strategic consulting services to the Company. Mr. Brody is the founder of Legacy XTI and previously served as Chairman of its board of directors prior to the XTI Merger. He has been involved in the conceptual development of the TriFan 600 aircraft program since its inception, including the initial design configuration, performance objectives and early intellectual property strategy. Mr. Brody is also the founder of AVX Aircraft Company, an engineering design and U.S. defense contractor, and served as its Chairman and Chief Executive Officer until 2013. He continues to serve on the board of directors of AVX Aircraft Company. Mr. Brody practiced law in Denver, Colorado from 1974 to 2021, including with Hogan Lovells US LLP from 2013 to 2021. He holds several patents related to aircraft technology and other fields. Mr. Brody holds a B.A. in Political Science and Philosophy from the University of Colorado Boulder and a J.D. from American University Washington College of Law.

We believe Mr. Brody’s experience in aerospace, intellectual property and corporate governance qualifies him to serve as a member of our Board of Directors.

Tensie Axton, Director. Ms. Axton has served as a member of our Board of Directors since May 2024. Since May 2019, she has served as a Senior Managing Director in the Corporate Finance practice at FTI Consulting, Inc., where she advises companies on operational and financial strategy across various stages of the business lifecycle, including serving in interim executive roles such as Interim Chief Financial Officer. Previously, Ms. Axton served as Chief Financial Officer of Neighbors Health, LLC from 2016 to 2019, Chief Operating Officer of Pinnacle Medical Partners from 2015 to 2016, Chief Financial Officer of Colorado Bancorp from 2010 to 2012, and Vice President – Finance of Kevco, Inc. from 1997 to 1999. Earlier in her career, she was a Transaction Services Partner at KPMG, serving in Silicon Valley and Denver for eight years, and also served as Office Managing Partner of KPMG’s Denver office. From 2019 to 2024, Ms. Axton served as a director of the Houston Arboretum & Nature Center, where she chaired the Audit Committee and served on the Finance Committee. Ms. Axton holds a B.B.A. in Accounting from Texas A&M University and is a Certified Public Accountant.

We believe Ms. Axton’s experience in finance leadership, capital markets, mergers and acquisitions, accounting and audit, and corporate governance qualifies her to serve on our Board of Directors.

Clinton Weber, Director. Mr. Weber has served as a member of our Board of Directors since December 2025. Mr. Weber currently serves as Chief Financial Officer of Prius Intelli, LLC, an aerial imagery and geospatial intelligence company, and its subsidiary, Synetos Aerospace, where he is responsible for business development, mergers and acquisitions, and financial planning and analysis. Previously, Mr. Weber served as Chief Investment Officer and as a member of the board of directors of Trinity Investment Management, LLC, a registered investment adviser. From 2020 to 2025, he also served as President and Chief Executive Officer of the Advancement Foundation for the Catholic Diocese of Fort Worth. Earlier in his career, Mr. Weber was a Principal and Senior Analyst at Corbett Capital and served as an officer and tactical jet pilot in the United States Marine Corps. Mr. Weber holds a Bachelor of Arts degree from Texas A&M University and a Master of Business Administration from Texas Christian University.

We believe Mr. Weber’s experience in aerospace-related businesses, finance, and investment management qualifies him to serve on our Board of Directors.

Jonathan Ornstein, Director. Mr. Ornstein has served as a member of our Board of Directors since February 2026. Mr. Ornstein served as Chief Executive Officer of Mesa Air Group, Inc. (“Mesa”) (now Republic Airways Holdings Inc. (Nasdaq: RJET)) from 1998 until November 2025 and as Chairman of Mesa’s board of directors from 1999 until November 2025. He previously co-founded Virgin Express S.A./N.V., an airline based in Brussels, Belgium, and served as its Chief Executive Officer and Chairman from 1995 to 1999. In 1994, Mr. Ornstein served as Chief Executive Officer of Continental Express and later served as Senior Vice President of Airport Services for Continental Airlines. Earlier in his career, he held executive roles at a subsidiary of Mesa. Mr. Ornstein attended the University of Pennsylvania.

We believe that Mr. Ornstein’s extensive executive leadership experience in the airline industry qualifies him to serve on our Board of Directors.

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

Our Board

Our Board may establish the authorized number of directors from time to time by resolution. The current authorized number of directors is five (5). In accordance with the terms of our bylaws, as amended, our Board is divided into three classes, Class I, Class II and Class III, with members of each class serving staggered three-year terms. Upon the expiration of the term of a class of directors, directors in that class will be eligible to be elected for a new three-year term at the annual meeting of stockholders in the year in which their term expires. The directors are divided among the three classes as follows:

●	the Class I directors are Scott Pomeroy and Jonathan Ornstein, and their terms will expire at our annual meeting of stockholders to be held in 2027;

●	the Class II director is Clinton Weber, and his term will expire at our annual meeting of stockholders to be held in 2028; and

●	the Class III directors are Tensie Axton and David Brody and their terms will expire at our annual meeting of stockholders to be held in 2026.

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

Our Board held eleven (11) meetings during 2025 and acted through thirteen (13) written consents. No member of our Board attended fewer than 75% of the aggregate of (i) the total number of meetings of the Board (held during the period for which he or she was a director) and (ii) the total number of meetings held by all committees of the Board on which such director served (held during the period that such director served). Members of our Board are invited and encouraged to attend our annual meeting of stockholders. All of our directors then serving, except one, attended our 2025 annual meeting of stockholders.

Independence of Directors

In determining the independence of our directors, we apply the definition of “independent director” provided under the listing rules of Nasdaq. Pursuant to these rules, the Board has determined that all of the directors currently serving on the Board are independent within the meaning of Nasdaq Listing Rule 5605 with the exception of Scott Pomeroy, our Chief Executive Officer, and David Brody, who became a consultant to the Company in February 2026.

Committees of our Board

The Board has three standing committees: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee.

Audit Committee

The Audit Committee consists of Tensie Axton, Jonathan Ornstein and Clinton Weber, each of whom is “independent” as defined under Nasdaq Listing Rule 5605(a)(2) and within the meaning of Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Ms. Axton is the Chairman of the Audit Committee. The Board has determined that Ms. Axton and Mr. Weber qualify as an “audit committee financial expert” as defined in the rules of the SEC. The Audit Committee met four (4) times during 2025. All members attended more than 75% of such committee meetings. The role of the Audit Committee is to:

●	oversee management’s preparation of our financial statements and management’s conduct of the accounting and financial reporting processes;

●	oversee management’s maintenance of internal controls and procedures for financial reporting;

●	oversee our compliance with applicable legal and regulatory requirements, including without limitation, those requirements relating to financial controls and reporting;

●	oversee the independent auditor’s qualifications and independence;

●	oversee the performance of the independent auditors, including the annual independent audit of our financial statements;

●	prepare the report required by the rules of the SEC to be included in our proxy statement; and

●	discharge such duties and responsibilities as may be required of the Audit Committee by the provisions of applicable law, rule or regulation.

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

Compensation Committee

The Compensation Committee consists of Tensie Axton, Jonathan Ornstein and Clinton Weber, each of whom is “independent” as defined in Nasdaq Listing Rule 5605(a)(2). Mr. Weber is the Chairman of the Compensation Committee. The Compensation Committee met ten (10) times during 2025. All members attended 75% or more of such committee meetings. The role of the Compensation Committee is to:

●	develop and recommend to the independent directors of the Board the annual compensation (base salary, bonus, stock options and other benefits) for our directors and officers;

●	review, approve and recommend to the independent directors of the Board the annual compensation (base salary, bonus and other benefits) for all of our Executive Officers (as used in Section 16 of the Exchange Act and defined in Rule 16a-1 thereunder);

●	review, approve and recommend to the Board the annual profit-sharing contribution, aggregate number of equity grants and other benefits to be granted to all other employees;

●	review, the succession planning process in consultation with CEO, and provide report to the Board on Company’s leadership succession planning for the CEO and other executive officers, on annual basis; and

●	ensure that a significant portion of executive compensation is reasonably related to the long-term interest of our stockholders.

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

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee, or the “Governance Committee,” consists of Jonathan Ornstein and Clinton Weber, each of whom is “independent” as defined in Nasdaq Listing Rule 5605(a)(2). Mr. Ornstein is the Chairman of the Governance Committee. The Nominating and Corporate Governance Committee did not meet in person during 2025 and acted by written consent one (1) time during 2025. The role of the Governance Committee is to:

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

Director Qualifications and Diversity

The Board seeks independent directors who represent a diversity of backgrounds and experiences that will enhance the quality of the Board’s deliberations and decisions. The Board is particularly interested in maintaining a mix that includes individuals who are active or retired executive officers and senior executives, particularly those with experience in aerospace-related businesses; technology; research and development; finance, accounting and banking; or marketing and sales.

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

Insider Trading Policy

We have an insider trading policy (which was adopted by the Board in November 2015 and updated as of December 2025) that governs the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees and certain consultants (collectively, “Insiders”). We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and Nasdaq listing standards. Our insider trading policy, among other things, prohibits Insiders from holding our securities in a margin account, pledging our securities as collateral for a loan, or engaging in short selling or similar hedging activities involving our securities, and requires Insiders to obtain written pre-clearance before engaging in any transaction involving the Company’s securities or entering into a Rule 10b5-1 trading plan pursuant to the procedures set forth in the policy. Additionally, our insider trading policy establishes certain restricted trading periods during which Insiders may not trade in the Company’s securities or enter into a Rule 10b5-1 trading plan. A copy of our insider trading policy is filed as an exhibit to this Annual Report.

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

Our Board has determined that having an employee director serve as Chairman is in the best interest of our stockholders at this time because of the efficiencies achieved in having the role of Chief Executive Officer and Chairman combined, and because the detailed knowledge of our day-to-day operations and business that the Chief Executive Officer possesses greatly enhances the decision-making processes of our Board as a whole.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act and SEC regulations require our directors, certain officers and holders of more than 10% of our common stock to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. The reporting directors, officers and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of copies of such reports received and written representations from our directors and such covered officers, we believe that our directors, officers and 10% stockholders complied with all applicable Section 16(a) filing requirements during 2025, except that Michael Tapp filed a late Form 3 on September 19, 2025 and a late Form 4 on September 19, 2025 reporting one transaction that occurred on September 4, 2025.

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

					Stock	Option	All Other
		Salary	Bonus		Awards	Awards	Compensation		Total
Name and Principal Position	Year	($)	($)		($)	($)(2)	($)		($)
Scott Pomeroy	2025	$400,000	$827,000	(1)	$—	$8,139,302	$—		$9,366,302
Chairman and Chief Executive Officer	2024	$316,667	$358,800		$—	$1,051,875	$2,246,450	(3)	$3,973,792
Brooke Turk	2025	$350,000	$521,042	(1)	$—	$4,105,169	$—		$4,976,211
Chief Financial Officer	2024	$281,121	$235,463		$—	$613,594	$79,050	(3)	$1,209,228
Michael Tapp,	2025	$200,000	$379,167	(1)	$—	$2,499,021	$375,000	(4)	$3,453,188
Chief Operating Officer	2024	$—	$—		$—	7,000	100,000	(4)	107,000
Former Executive:
Soumya Das	2025	$312,000	$300,000		$—	$144,365	$12,000	(6)	$768,365
Former Chief Executive Officer, Real Time Location System Division, and Director	2024	$312,000	$912,000	(5)	$—	$364,650	$12,000	(6)	$1,600,650

(1)	The amounts reported in the Bonus column for 2025 include annual cash bonuses earned under the respective employment agreement based upon the achievement of performance criteria established by the Compensation Committee for such fiscal year and discretionary bonuses awarded in connection with the Company’s acquisition of Drone Nerds in November 2025. Of these amounts, Mr. Pomeroy received $567,000 and $260,000, respectively; Ms. Turk received $331,042 and $190,000, respectively; and Mr. Tapp received $189,167 and $190,000, respectively.

(2)	The fair value of employee option grants are estimated on the date of grant using the Black-Scholes option pricing model with key weighted average assumptions, including expected stock volatility and risk-free interest rates based on U.S. Treasury rates from the applicable periods. Amounts reported for 2025 also include incremental fair value of approximately $799,436 for Mr. Pomeroy and $23,790 for Mr. Das resulting from an October 2025 modification that extended the post-termination exercise period for certain previously granted stock options.

(3)	Represents all cash and equity compensation including accrued transaction bonuses earned as a consultant for XTI Aircraft Company from January 1, 2024 up to the closing of the XTI Merger on March 12, 2024.

(4)	The 2025 amount represents compensation earned as a consultant for the Company during 2025. The 2024 amount represents compensation earned as a consultant for the Company during 2024.

(5)	Includes a $612,000 bonus (100% of his annual base salary and target bonus) earned under the Strategic Transaction Bonus Plan in connection with the closing of the XTI Merger and a $300,000 bonus earned under an employment agreement.

(6)	The 2025 amount includes a $12,000 automobile allowance. The 2024 amount includes a $12,000 automobile allowance.

Outstanding Equity Awards at Fiscal Year-End

Other than as set forth below, there were no outstanding unexercised options, unvested stock, and/or equity incentive plan awards issued to our Named Executive Officers as of December 31, 2025.

Name	Grant Date (1)	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) un-exercisable	Option Exercise Price ($)	Option expiration date
Scott Pomeroy	6/12/24	3,751	7,500	$118.25	6/12/34
	9/4/25	1,091,360	1,529,740	$2.00	9/4/35
	12/30/25	873,700	1,747,400	$1.26	12/30/35
Brooke Turk	6/12/24	2,188	4,375	$118.25	6/12/34
	9/4/25	629,642	882,558	$2.00	9/4/35
	12/30/25	504,067	1,008,133	$1.26	12/30/35
Michael Tapp	10/1/24	200	—	$47.50	10/1/34
	9/4/25	671,612	941,388	$2.00	9/4/35
Former Executive:
Soumya Das	6/12/24	1,301	2,599	$118.25	4/29/26
	9/4/2025	32,477	45,523	$2.00	4/29/26

(1)	The stock options granted on June 12, 2024 vest 1/3rd per year at each grant date anniversary. With respect to the stock options granted on September 3, 2025 and December 30, 2025, one-third of the stock options vested immediately on the respective grant date and the remaining stock options will vest in equal quarterly installments over a two-year period.

Employment Agreements and Arrangements

Scott Pomeroy

Prior Consulting Agreement and Employment Agreement with Scott Pomeroy

Scott Pomeroy previously served as Legacy XTI’s Chief Financial Officer from July 2022 until the XTI Merger pursuant to a consulting agreement dated July 1, 2022, as amended effective January 1, 2023, under which he received monthly compensation of $17,500. During the year ended December 31, 2024, the Company paid Mr. Pomeroy compensation of $92,750 pursuant to the consulting agreement. Pursuant to the consulting agreement and in connection with the closing of the XTI Merger in March 2024, Mr. Pomeroy received (i) 4,000,000 shares (pre-merger, pre-reverse stock splits) of Legacy XTI common stock valued at $1.9 million as transaction-related compensation, which were exchanged for 357,039 shares of XTI Aerospace, Inc. common stock, and (ii) a transaction cash bonus of $400,000 which was paid in full during January 2025.

Effective upon the closing of the XTI Merger, Mr. Pomeroy was appointed as XTI Aerospace Inc.’s Chief Executive Officer. On May 6, 2024, XTI Aerospace, Inc. entered into an employment agreement with Mr. Pomeroy that superseded the consulting agreement, pursuant to which Mr. Pomeroy was entitled to receive an annual base salary of $400,000, and an annual cash bonus of up to a baseline of 100% of his base salary, with the right to earn up to a cap of 150% of his base salary, applying a weighted average percentage of the objective and subjective criteria and milestones set forth in the agreement. Pursuant to the agreement, Mr. Pomeroy received retroactive pay for services rendered prior to the execution of the agreement with respect to the pay periods from March 13, 2024 until May 6, 2024 in the aggregate amount of $60,606.

Current Employment Agreement with Scott Pomeroy

On January 2, 2026, the Company entered into a new employment agreement with Scott Pomeroy, effective December 30, 2025.

Under the agreement, Mr. Pomeroy receives an annual base salary of $800,000, subject to annual review by the Compensation Committee. He is eligible to receive performance-based quarterly bonuses of up to 150% of his annual base salary based on performance objectives established by the Board, with the sum of all calendar year quarterly bonuses not to exceed 150% of his base salary. He also received a $350,000 continuation bonus payable in six equal monthly installments.

In addition, if the Company closes an investment in or acquisition of another company through the purchase of either some or all of such target company’s equity or all or substantially all of such target company’s assets that are used in or useful to the business of such target company, with total transaction consideration paid by the Company or its subsidiary equal to or in excess of $10 million (an “Acquisitive Transaction”), Mr. Pomeroy may be awarded a bonus, at the Board’s sole discretion, based on criteria to be submitted to the Board by Mr. Pomeroy on a case-by-case basis within 30 days after the closing of each such transaction.

Mr. Pomeroy is eligible to participate in the Company’s benefit plans and equity incentive programs and is entitled to reimbursement of business expenses and a temporary housing allowance of up to $4,000 per month for one year.

The agreement has an initial three-year term with automatic one-year renewals unless the Company provides Mr. Pomeroy with at least 180 days’ notice of non-renewal. The agreement includes customary non-solicitation provisions.

If Mr. Pomeroy’s employment is terminated by death or disability, then Mr. Pomeroy, his designee, his beneficiary or his estate, as applicable, will receive his base salary through the termination date, 12 months of average bonus received during the 12 months prior to the termination date. If Mr. Pomeroy’s employment is terminated by the Company for cause, or if Mr. Pomeroy resigns without good reason, he will receive his base salary through the termination date.

The Company may terminate Mr. Pomeroy’s employment for cause if 60% or more of the directors serving on the Board (a “Super Majority of the Board”) approves such termination by delivery of written notice, effective as of the date specified in such notice or, in the event no such date is specified, on the last day of the month in which such notice is delivered. The Company may also terminate Mr. Pomeroy’s employment without cause upon the approval of a Super Majority of the Board and delivery of written notice, which notice will effect termination as of the date which is the greater of the number of days remaining on the then current term of the employment agreement, or 180 days. Mr. Pomeroy may resign for good reason within 12 months following the occurrence of an event or events constituting good reason or upon 90 days’ notice without good reason.

If Mr. Pomeroy’s employment is terminated without cause or he resigns for good reason, subject to execution of a release of claims, he is entitled to severance equal to his base salary through the termination date, 18 months of base salary and 18 months of average bonus received during the 12 months prior to the termination date, accelerated vesting of outstanding equity awards and the continuation of the exercise period of all vested securities until the expiration date of such securities, and continuation of benefits for 18 months at the Company’s cost. In the event of a qualifying termination following a change in control, subject to execution of a release of claims, Mr. Pomeroy will receive the benefits described in the foregoing sentence at a multiple of 36 months of base salary and average bonus instead of 18 months in addition to a bonus equal to (a) the fair market value used to calculate the income tax consequences of the immediate vesting of Company securities divided by (b) the difference between 100% and the highest combined federal and state income tax rate among all the members of the Executive Team (as defined in the employment agreement).

Brooke Turk

Prior Consulting Agreement and Employment Agreement with Brooke Turk

Effective as of August 16, 2023, Legacy XTI entered into a consulting agreement with Brooke Turk for her executive consulting services in the areas of financial reporting and operational planning. The consulting agreement provided for a monthly retainer of $22,500. During the year ended December 31, 2024, the Company paid Ms. Turk compensation of $79,050 pursuant to the consulting agreement.

Effective upon the closing of the XTI Merger, Ms. Turk was appointed as XTI Aerospace Inc.’s Chief Financial Officer. On May 8, 2024, XTI Aerospace, Inc. entered into an employment agreement with Ms. Turk that superseded the consulting agreement, pursuant to which Ms. Turk was entitled to receive an annual base salary of $350,000, and an annual cash bonus of up to a baseline of 75% of her base salary, with the right to earn up to a cap of 112.5% of her base salary, applying a weighted average percentage of the objective and subjective criteria and milestones set forth in the agreement. Pursuant to the agreement, Ms. Turk received retroactive pay for services rendered prior to the execution of the agreement with respect to the pay periods from March 13, 2024 until May 8, 2024 in the aggregate amount of $55,743.

Current Employment Agreement with Brooke Turk

On January 2, 2026, the Company entered into a new employment agreement with Brooke Turk, effective December 30, 2025. The material terms of her employment agreement are substantially similar to the material terms of Mr. Pomeroy’s current employment agreement, except as follows. Under the agreement, Ms. Turk receives an annual base salary of $600,000, subject to annual review by the Compensation Committee. She is eligible to receive performance-based quarterly bonuses of up to 100% of her annual base salary, based on performance objectives agreed upon between the Chief Executive Officer and Ms. Turk within parameters approved by the Board, with the sum of all calendar year quarterly bonuses not to exceed 100% of her base salary. She also received a $250,000 continuation bonus payable in six equal monthly installments. Ms. Turk is not entitled to a housing allowance.

Michael Tapp

In connection with his appointment as the Company’s Chief Operating Officer, the Company entered into an employment agreement with Michael Tapp on September 5, 2025, effective September 1, 2025. The material terms of his employment agreement are substantially similar to the material terms of Ms. Turk’s current employment agreement, except as described below.

Pursuant to his employment agreement, Mr. Tapp receives an annual base salary of $600,000, subject to annual review between Mr. Tapp and the Chief Executive Officer in light of annual Board-approved target objectives.

In addition, if the Company completes an Acquisitive Transaction, Mr. Tapp is entitled to a transaction bonus equal to 25% of his base salary then in effect.

The agreement has an initial three-year term with automatic one-year renewals unless either the Company or Mr. Tapp provides at least 90 days’ notice of non-renewal is provided.

If Mr. Tapp’s employment is terminated by death or disability, then Mr. Tapp, his designee, his beneficiary or his estate, as applicable, will receive his base salary through the termination date, six months of average bonus received during the 12 months prior to the termination date.

Any notice of termination that terminates Mr. Tapp’s employment without cause may not effect termination less than 45 days after the date of such notice.

On September 5, 2025, the Company entered into a side letter with Mr. Tapp, effective as of September 1, 2025, pursuant to which the Company agreed to reimburse Mr. Tapp’s annual YPOi & chapter membership fees.

Mr. Tapp previously provided consulting services to the Company from September 2024 through August 2025 pursuant to a consulting agreement between the Company and Ancora Management Services, LLC (“Ancora”), an entity owned and controlled by Mr. Tapp, for which the Company paid Ancora $475,000 of consulting fees. Pursuant to the consulting agreement, on October 1, 2024, the Company granted Mr. Tapp 200 stock options with an exercise price of $47.50, which expire on October 1, 2034. Following Mr. Tapp’s appointment as Chief Operating Officer in September 2025, Ancora no longer received consulting fees under the consulting agreement, and no bonuses were paid under that arrangement.

Tobin Arthur

In connection with his appointment as the Company’s Chief Strategy Officer, the Company entered into an employment agreement with Tobin Arthur on September 19, 2024, effective as of such date, pursuant to which he was entitled to receive an annual base salary of $300,000, and an annual cash bonus of up to a baseline of 60% of his base salary, with the right to earn up to a cap of 90% of his base salary, applying a weighted average percentage of the objective and subjective criteria and milestones set forth in the agreement. Pursuant to the agreement, Mr. Arthur received retroactive pay for services rendered prior to the execution of the agreement with respect to the pay periods from August 1, 2024 until September 18, 2024 in the aggregate amount of $40,000.

On January 9, 2026, the Company entered into a new employment agreement with Tobin Arthur, effective January 5, 2026. The material terms of his employment agreement are substantially similar to the material terms of Ms. Turk’s current employment agreement.

Soumya Das

Soumya Das previously served in executive roles with the Company and its former Inpixon Business, including as Chief Operating Officer and, most recently, Chief Executive Officer of the Real Time Location Systems Division. Mr. Das entered into an employment agreement effective November 7, 2016, which provided for an annual base salary and eligibility for an annual bonus. The agreement provided for an initial term of 24 months and automatic renewal for an additional 12-month period.

The agreement permitted termination by the Company with or without “just cause” (as defined therein). If Mr. Das was terminated without just cause, or if he resigned within 24 months following a change in control due to a material diminution in position or compensation, he would generally be entitled to severance consisting of continued base salary for a period ranging from one to six months based on tenure, 50% of any accrued but unpaid bonus, payment of accrued but unused vacation, and reimbursement of unreimbursed business expenses.

Mr. Das’s employment agreement was amended from time to time to adjust his compensation. Mr. Das’s base salary was increased to $275,000 effective May 31, 2018 and to $312,000 effective January 1, 2021. Effective January 1, 2021, his incentive compensation was modified such that his annual bonus target was increased to up to $300,000, subject to the achievement of certain milestones established by the Company.

Effective January 29, 2026, Mr. Das resigned from his position as Chief Executive Officer of the Real Time Location Systems Division and as a director pursuant to the terms of a separation agreement described in Item 13 of this Annual Report.

Employee Stock Incentive Plans

2018 Employee Stock Incentive Plan

The Amended and Restated XTI Aerospace, Inc. 2018 Employee Stock Incentive Plan (the “2018 Plan”), originally adopted in January 2018 and most recently amended and restated effective August 18, 2025, provides for the grant of equity-based awards to employees, officers, directors, consultants and other service providers. The 2018 Plan is intended to promote the long-term success of the Company by aligning the interests of participants with those of stockholders and enhancing the Company’s ability to attract, retain and motivate qualified personnel.

Share Reserve

Subject to adjustment for certain corporate transactions, the maximum number of shares of common stock initially authorized for issuance under the 2018 Plan was 40,000,000 shares. The share reserve automatically increases on the first day of each calendar quarter beginning January 1, 2022 and continuing through October 1, 2028 by the lesser of:

●	3,000,000 shares,

●	20 % of the outstanding shares of common stock on the last day of the immediately preceding calendar quarter, or

●	such lesser number as determined by the Committee.

In no event may more than 120,000,000 shares be issued under the 2018 Plan. As of the date of this Annual Report, approximately 80 million shares are authorized for issuance under the 2018 Plan.

Shares underlying forfeited or expired awards generally become available for future grants, subject to the overall share limit.

Types of Awards

The 2018 Plan permits the grant of:

●	Incentive stock options,

●	Non-qualified stock options,

●	Stock appreciation rights,

●	Restricted stock, and

●	Restricted stock units.

The exercise price of stock options may not be less than the fair market value of the Company’s common stock on the date of grant (or 110% of fair market value in the case of certain 10% stockholders for incentive stock options).

Administration

The 2018 Plan is administered by the Board of Directors or a committee thereof, which currently is the Compensation Committee. The administrator has broad authority to determine the terms and conditions of awards, including the number of shares subject to awards, vesting schedules, performance conditions, and other restrictions.

Pursuant to the 2018 Plan, the Board may authorize one or more Company officers to designate eligible recipients and determine the number of shares subject to awards, within limits established by the Board. In addition, the Committee may delegate specified administrative functions to officers of the Company pursuant to a written delegation. On August 18, 2025, the Board granted the Company’s Chief Financial Officer the authority to grant stock options and restricted stock units to eligible recipients under the 2018 Plan from an equity pool of 10,000,000 shares of common stock.

Eligibility

Awards may be granted to employees, officers, non-employee directors, consultants, vendors and other individuals having a business relationship with the Company or its subsidiaries.

Termination of Service

Unless otherwise provided in an award agreement, unvested awards are forfeited upon a participant’s termination of service. Vested stock options generally remain exercisable for a limited period following termination, subject to the terms of the applicable award agreement.

Corporate Transactions

In the event of certain mergers, reorganizations, asset sales or other material transactions, the administrator may provide for the assumption or substitution of awards, acceleration of vesting, cash-out of awards, or other adjustments as determined appropriate.

Amendments and Termination

The 2018 Plan will terminate on January 4, 2028, unless earlier terminated by the Board. The Board may amend the 2018 Plan at any time, subject to stockholder approval where required by applicable law or stock exchange rules. No amendment may materially impair outstanding awards without the consent of the affected participant.

2017 Employee and Consultant Stock Ownership Plan

In 2017, Legacy XTI adopted the 2017 Employee and Consultant Stock Ownership Plan (as amended, the “2017 Plan”). The 2017 Plan was amended in 2021 to increase the maximum number of shares authorized for issuance thereunder. The Company assumed the 2017 Plan in connection with the XTI Merger.

Pursuant to a subsequent Board resolution, no further awards may be granted under the 2017 Plan. As of December 31, 2025, approximately 2,700 stock options remain outstanding under the 2017 Plan. These options were generally granted with exercise prices equal to the estimated fair value of the Company’s common stock on the date of grant and have contractual terms of up to ten years.

The 2017 Plan will remain in effect solely for purposes of administering and settling outstanding awards in accordance with their terms.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2025 regarding the shares of our common stock to be issued upon exercise of outstanding options or available for issuance under equity compensation plans and other compensation arrangements that were (i) adopted by our security holders and (ii) were not approved by our security holders.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)		Weighted- average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders	15,941,550	(1)	$2.80	64,166,804	(2)
Equity compensation plans not approved by security holders	—		$—	—
Total	15,941,550		$2.80	64,166,804

(1)	Represents 2,667 shares of common stock that may be issued pursuant to outstanding stock options granted under the 2017 Plan and 15,938,883 shares of common stock that may be issued pursuant to outstanding stock options granted under the 2018 Plan.

(2)	Represents shares of common stock available for future issuance in connection with equity award grants under the 2018 Plan.

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

The following table presents information regarding stock options issued to the Named Executive Officers during the year ended December 31, 2025 during any period beginning four business days before the filing of a periodic report on Form 10-K or Form 10-Q, or the filing or furnishing of a current report on Form 8-K that discloses material nonpublic information (other than a Form 8-K disclosing a new material option award) and ending one business day after the filing or furnishing of such report with the SEC.

Name	Grant date	Number of securities underlying the award	Exercise price of the award ($/Sh)	Grant date fair value of the award	Percentage
change in the
closing market price of the
securities underlying the
award between the trading
day ending immediately
prior to the disclosure of
material nonpublic
information and the trading
day beginning immediately
following the disclosure of
material nonpublic
					information
Scott Pomeroy	9/4/25	2,621,100	$2.00	$4,060,870	2.5%
Scott Pomeroy	12/30/25	2,621,100	$1.26	$3,278,996	27.4%
Brooke Turk	9/4/25	1,512,200	$2.00	$2,342,851	2.5%
Brooke Turk	12/30/25	1,512,200	$1.26	$1,762,318	27.4%
Michael Tapp	9/4/25	1,613,000	$2.00	$2,499,021	2.5%
Former Executive:
Soumya Das	9/4/25	78,000	$2.00	$120,845	2.5%

Director Compensation

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our directors in the year ended December 31, 2025 except Scott Pomeroy and Soumya Das, whose aggregate compensation information has been disclosed above.

	Fees Earned or paid in cash	Stock awards	Option awards	Non-equity Incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
Name	($)	($)	($)(1)	($)	($)	($)	($)
David Brody	$80,000	$—	$243,920	$—	$—	$—	$323,920
Tensie Axton	$77,500	$—	$236,201	$—	$—	$—	$313,701
Clinton Weber (2)	$—	$—	$69,185	$—	$—	$—	$69,185
Jonathan Ornstein (3)	$—	$—	$—	$—	$—	$—	$—
Kareem Irfan (4)	$77,500	$—	$236,201	$—	$—	$—	$313,701

(1)	The fair value of the director option grants are estimated on the date of grant using the Black-Scholes option pricing model with key weighted average assumptions, expected stock volatility and risk free interest rates based on US Treasury rates from the applicable periods.

(2)	Clinton Weber was elected to the Board at the Company’s 2025 annual meeting of stockholders held on December 30, 2025.

(3)	Jonathan Ornstein was appointed to the Board on February 1, 2026.

(4)	Kareem Irfan was not nominated for re-election at the Company’s 2025 annual meeting of stockholders and ceased serving as a member of the Board upon the expiration of his term.

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

The Company entered into director services agreements with each of its non-employee directors which include the foregoing compensation provisions. The director services agreements permit the non-employee directors to elect, by written notice to the Company, any cash compensation to be satisfied, in whole or in part, in the form of a restricted stock grant issuable pursuant to the 2018 Plan with terms to be approved by the Board or an authorized committee thereof. In addition, the director services agreements permit the non-employee directors to resign from the Board at any time upon 30 days prior written notice or such shorter period as the parties may agree upon. The director services agreements include non-competition and non-solicitation covenants.

Effective February 1, 2026, the Company entered into a consulting agreement with David Brody, pursuant to which Mr. Brody will provide advisory and strategic consulting services to the Company. Under the agreement, Mr. Brody will receive a monthly consulting fee of $20,000 and he received a grant of stock options under the Company’s 2018 Plan, subject to the applicable vesting provisions and other terms of the 2018 Plan and the award agreement. The consulting agreement has an initial term of four years. Effective February 1, 2026, Mr. Brody resigned from all Board committees and became a non-independent director in connection with his new role as a consultant. As a non-employee director, he will continue to receive a cash retainer of $50,000 per year and an annual grant of stock options with a fair market value equal to this annual cash retainer.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 31, 2026, regarding the beneficial ownership of our common stock by the following persons:

●	our Named Executive Officers;

●	each director;

●	all of our current executive officers and directors as a group; and

●	each person or entity who, to our knowledge, owns more than 5% of our common stock.

Except as indicated in the footnotes to the following table, subject to applicable community property laws, each stockholder named in the table has sole voting and investment power. Unless otherwise indicated, the address for each stockholder listed is c/o XTI Aerospace, Inc., 8123 InterPort Blvd., Suite C, Englewood, CO 80112. Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of March 31, 2026, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding the options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder. The information provided in the following table is based on our records, information filed with the SEC, and information furnished by our stockholders.

	Amount and
	nature of
	beneficial		Percent
Name of Beneficial Owner	ownership		of Class(1)
Named Executive Officers and Directors
Scott Pomeroy	2,371,199	(2)	6%
Brooke Turk	1,387,993	(3)	3%
Michael Tapp	806,296	(4)	2%
Tensie Axton	77,327	(5)	*
David Brody	543,053	(6)	1%
Clinton Weber	14,881	(7)	*
Jonathan Ornstein	—		*
All current executive officers and directors as a group (8 persons)	6,587,676	(8)	15%
Soumya Das - former Chief Executive Officer of Real Time Location System Division, and Director	81,901	(9)	*

More than 5% shareholders
None

*	Represents beneficial ownership of less than 1%.

(1)	Based on 38,472,204 shares outstanding as of March 31, 2026.

(2)	Includes (i) 1,429 shares of common stock held of record by Mr. Pomeroy and (ii) 2,369,770 shares of common stock issuable upon exercise of options exercisable within 60 days of March 31, 2026.

(3)	Includes 1,387,993 shares of common stock issuable upon exercise of options exercisable within 60 days of March 31, 2026.

(4)	Includes 806,296 shares of common stock issuable upon exercise of options exercisable within 60 days of March 31, 2026.

(5)	Includes 77,327 shares of common stock issuable upon exercise of options exercisable within 60 days of March 31, 2026.

(6)

Includes (i) 5,356 shares of common stock held indirectly through the Jason S. Brody 2019 Trust, of which David Brody is the trustee, (ii) 1,066 shares of common stock held directly by Mr. Brody, and (iii) 536,631 shares of common stock issuable upon exercise of options exercisable within 60 days of March 31, 2026.

Does not include (i) 3,206 shares of common stock held indirectly through the David E. Brody 2019 Spousal Trust, of which Susan R. Brody, Mr. Brody’s spouse, is the trustee and (ii) 366 shares held by Susan R. Brody, as to which Mr. Brody disclaims beneficial ownership.

(7)	Includes 14,881 shares of common stock issuable upon exercise of options exercisable within 60 days of March 31, 2026.

(8)	Our current directors and executive officers are: Scott Pomeroy (Chief Executive Officer, Chairman and Director), Brooke Turk (Chief Financial Officer), Tobin Arthur (Chief Strategy Officer), Michael Tapp (Chief Operating Officer), Tensie Axton (Director), David Brody (Director and Secretary) Clinton Weber (Director), and Jonathan Ornstein (Director). Includes (i) 7,851 shares of common stock held directly, or by spouse or relative, and (ii) 6,579,825 shares of common stock issuable upon exercise of options exercisable within 60 days of March 31, 2026.

(9)	Includes 81,901 shares of common stock issuable upon exercise of options exercisable within 60 days of March 31, 2026.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Transactions with Related Persons.

The Board reviews issues involving potential conflicts of interest, and reviews and approves all related party transactions, including those required to be disclosed as a “related party” transaction under applicable federal securities laws. The Board has not adopted any specific procedures for conducting reviews of potential conflicts of interest and considers each transaction in light of the specific facts and circumstances presented. However, to the extent a potential related party transaction is presented to the Board, the Company expects that the Board would become fully informed regarding the potential transaction and the interests of the related party, and would have the opportunity to deliberate outside of the presence of the related party. The Company expects that the Board would only approve a related party transaction that was in the best interests of the Company, and further would seek to ensure that any completed related party transaction was on terms no less favorable to the Company than could be obtained in a transaction with an unaffiliated third party. Other than as described below, no transaction requiring disclosure under applicable federal securities laws occurred since fiscal year 2024 that was submitted to the Board for approval as a “related party” transaction.

Related Party Transactions

SEC regulations define the related person transactions that require disclosure to include any transaction, arrangement or relationship in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year -end for the last two completed fiscal years in which we were or are to be a participant and in which a related person had or will have a direct or indirect material interest. A related person is: (i) an executive officer, director or director nominee, (ii) a beneficial owner of more than 5% of our common stock, (iii) an immediate family member of an executive officer, director or director nominee or beneficial owner of more than 5% of our common stock, or (iv) any entity that is owned or controlled by any of the foregoing persons or in which any of the foregoing persons has a substantial ownership interest or control.

For the period from January 1, 2024, through the date of this report, described below are certain transactions or series of transactions between us and certain related persons.

Separation Agreement with Soumya Das

In connection with the planned disposition of the Inpixon Business, the Company and Soumya Das entered into a separation agreement, effective January 29, 2026, pursuant to which Mr. Das resigned from his positions as a director, as chief executive officer of the Company’s Real-Time Location Systems division and all other positions held with the Company. In consideration for Mr. Das’ resignations, the Company paid him severance and related benefits totaling approximately $718,000. The Company also agreed to pay his COBRA costs for one year in the amount of approximately $39,500, reimburse his pre-approved business expenses, and accelerate the vesting of outstanding equity awards.

Conditional Aircraft Purchase Agreement with Mesa

Jonathan Ornstein was previously the chief executive officer of Mesa. Mesa and Legacy XTI are parties to a conditional aircraft purchase agreement relating to the purchase of aircraft at a price to be determined pursuant to the agreement and currently expected to be approximately $1 billion. The purchase price remains subject to significant technical, regulatory, financing, and market contingencies. Mesa’s obligations to purchase the aircraft arise only after all material terms are agreed upon, in the discretion of each party. If the parties do not agree on such material terms, either party will have the right to terminate the agreement if such party determines in its discretion that it is not likely that the material terms will be agreed to in a manner consistent with such party’s business and operational interests (as those interests may change from time to time). No aircraft purchases have occurred under the agreement.

Strategic Transaction Bonus Plan

On July 24, 2023, the Compensation Committee adopted a Transaction Bonus Plan, which was amended on March 11, 2024 (as amended, the “Strategic Transaction Bonus Plan”), which provided for the payment of certain bonuses upon the closing of qualified transactions, including the XTI Merger, to certain employers and other service providers, including Nadir Ali (the Company’s former Chief Executive Officer and a former director of the Company), Wendy Loundermon (the Company’s former Chief Financial Officer and a former director of the Company) and Soumya Das (the Company’s former Chief Executive Officer of its Real Time Location System Division and a former director of the Company). During the third and fourth quarter of 2024, the Company paid $2.0 million of the strategic transaction bonuses. As of March 31, 2025, the Company fully repaid the remaining $4.3 million strategic transaction bonuses.

Settlement Agreement with Nadir Ali, 3AM, and Grafiti Group

On March 27, 2025 (the “Effective Date”), the Company entered into a settlement agreement with 3AM Investments LLC (an entity controlled by Nadir Ali (“Ali”), the Company’s former Chief Executive Officer and a former director of the Company) (“3AM”), Grafiti Group LLC, an entity controlled by Ali (“Grafiti Group”), and Ali (the “Settlement Agreement”). The terms of the Settlement Agreement include:

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

Termination of Ali Consulting Agreement. The Settlement Agreement provides that effective as of the Effective Date, the Ali Consulting Agreement (as defined below) was terminated, and in lieu of the $2,775,000 (the “Ali Advisory Fees”) that would be owed to Ali pursuant to the terms of the Ali Consulting Agreement as a result of the termination of such Ali Consulting Agreement prior to the 15 month anniversary of the effective date thereof, the Company agreed (i) that the aggregate amount of $1,000,000 (the “Grafiti Purchase Amount”) required to be delivered by Grafiti Group pursuant to that certain Equity Purchase Agreement, dated February 16, 2024, by and among the Company, Grafiti LLC, and Grafiti Group, as amended (the “Equity Purchase Agreement”), shall be deemed to be satisfied in full and no further amounts shall be payable to the Company by Grafiti Group or any of its affiliated parties pursuant to the Equity Purchase Agreement; (ii) to deliver a cash amount of $60,000 (the “Outstanding Amount”) to Ali by wire transfer of immediately available funds; and (iii) to deliver $1,500,000 (the “Deferred Amount”) by wire transfer of immediately available funds in three equal installments of $500,000 (“Installment Amounts”) each on June 30, 2025, September 30, 2025 and December 30, 2025 (the “Deferred Amount Installment Dates”). Any Installment Amount that is not paid by the applicable due dates will be subject to interest at a rate of 18% per annum. Upon payment of the Outstanding Amount and the Deferred Amount in accordance with the terms of the Settlement Agreement, the Ali Advisory Fees shall be deemed to be satisfied in full and no further amounts shall be payable by the Company to Ali or his affiliated parties pursuant to the Ali Consulting Agreement.

On March 31, 2025, the Company paid the Outstanding Amount of $60,000 in full. On June 30, 2025, the Company paid the first Installment amount of $500,000 to Ali. On September 30, 2025, the Company paid the second Installment amount of $500,000 to Ali. On December 28, 2025, the Company paid the third and final Installment amount of $500,000 to Ali.

Former Management Payments. Pursuant to the Settlement Agreement, the Company agreed to pay the Former Management Payments (as defined below) on the earlier of (a) the closing date of the Company’s next financing transaction and (b) 30 days following the Effective Date of the Settlement Agreement, subject to certain penalties for late payment. The “Former Management Payments” comprise (i) an aggregate amount of $803,260.65 that, as of the Effective Date, remained payable to the recipients of bonuses payable pursuant to the Strategic Transaction Bonus Plan together with (ii) an aggregate amount of $303,372.87 that, as of the Effective Date, was payable to Wendy Loundermon, the Company’s former Chief Financial Officer and a former director of the Company, pursuant to the Loundermon Consulting Agreement (as defined below).

On March 31, 2025, the Company paid amounts due under the Former Management Payments in full.

The Settlement Agreement includes a mutual release of certain claims and provides that it supersedes any prior consents or agreements regarding the allocation of financing proceeds for the payment of any obligations of the Company described in the Settlement Agreement.

February 2025 Consent from 3AM

On February 12, 2025, the Company obtained a written consent (the “February 2025 Consent”) from 3AM as the Required Holder (as defined below) of the Company’s Series 9 Preferred Stock, in connection with the Company’s now expired “at the market” offering program pursuant to that certain Equity Distribution Agreement, dated as of July 22, 2022, by and between the Company and Maxim Group LLC, as amended from time to time (the “ATM”). Pursuant to the February 2025 Consent, 3AM authorized the Company to raise up to an additional $10 million of common stock under the ATM in consideration for the Company’s agreement to pay 20% of the gross proceeds (the “Payment Amount”) of any sale by the Company of any debt or equity securities of the Company, including but not limited to sales of common stock under the ATM (each, a “Financing”), (a) first, to those certain employees and other service providers, including Nadir Ali, Wendy Loundermon and Soumya Das (the “Bonus Plan Recipients”), entitled to bonuses payable pursuant to the Strategic Transaction Bonus Plan (“Bonus Plan Payments”); and (b) second, to the extent the Bonus Plan Payments have been fully satisfied, any remaining portion of the Payment Amount shall be applied to the redemption of outstanding shares of the Series 9 Preferred Stock. The terms of the February 2025 Consent were superseded by the terms of the Settlement Agreement, as described above under “— Settlement Agreement with Nadir Ali, 3AM, and Grafiti Group.”

The term “Required Holders” is defined in the Certificate of Designations of Preferences and Rights of Series 9 Preferred Stock as the holders of at least a majority of the outstanding Series 9 Preferred Stock; provided that, pursuant to that certain securities purchase agreement dated as of March 12, 2024, by and between the Company and 3AM (the “Series 9 SPA”), 3AM will be deemed a “Required Holder” as long as 3AM holds any shares of Series 9 Preferred Stock. As of the date of this Annual Report, there are no shares of Series 9 Preferred Stock issued and outstanding.

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

Additionally, pursuant to the Consent Agreement, each of Streeterville and 3AM agreed to waive any past breach of or failure to perform any of the Company’s covenants, obligations, conditions or agreements contained in (i) the Certificate of Designations, (ii) the June 2024 Consent, (iii) in the case of 3AM, the Series 9 SPA and (iv) in the case of Streeterville, the Secured Promissory Note dated as of May 1, 2024 and the Secured Promissory Note dated as of May 24, 2024 issued by the Company to Streeterville (such notes, together, the “Secured Notes”). Each of Streeterville and 3AM also agreed that none of such breaches or failures of perform shall constitute an Event of Default (as defined in the Certificate of Designations or the Secured Notes, as applicable) under the Certificate of Designations or, in the case of Streeterville, the Secured Notes. The Consent Agreement provides that failure to timely the remit the Redemption Proceeds as set forth in the Consent Agreement will be considered an Event of Default under the Certificate of Designations, and the Series 9 Holders’ consent to the ATM Increase will be immediately and automatically withdrawn in the event the Company fails to make payment pursuant to the Consent Agreement and such payment failure is not cured within one business day. The Consent Agreement may only be terminated or modified with the written consent of the Series 9 Holders and the Company.

As further inducement for 3AM to approve the ATM Increase, pursuant to the Consent Agreement, on November 17, 2024, the Company entered into a Letter Agreement (the “Letter Agreement”) with Nadir Ali, on behalf of himself and on behalf of 3AM, Grafiti Group and Grafiti LLC. Pursuant to the Letter Agreement, the Company agreed to amend the Equity Purchase Agreement to remove the inclusion of any Net Income After Taxes in the Purchase Price (as such terms are defined in the Equity Purchase Agreement) effective immediately upon execution of the Letter Agreement, and thereby waive future payments to the Company of any Net Income After Taxes under the Equity Purchase Agreement.

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

Securities Purchase Agreement with 3AM

On March 12, 2024, the Company entered into the Series 9 SPA with 3AM, an entity controlled by Nadir Ali, the Company’s former Chief Executive Officer and a former director of the Company. Pursuant to the Series 9 SPA, 3AM purchased 1,500 shares of Series 9 Preferred Stock for a total purchase price of $1,500,000, based on a purchase price of $1,000 per share of Series 9 Preferred Stock. The Company agreed that 3AM will be deemed a “Required Holder” as defined in the Certificate of Designations of Preferences and Rights of Series 9 Preferred Stock as long as 3AM holds any shares of Series 9 Preferred Stock.

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

Consulting Agreement with Wendy Loundermon

On March 12, 2024, the Company entered into a Consulting Agreement with Wendy Loundermon (the “Loundermon Consulting Agreement”), the Company’s former Chief Financial Officer. Pursuant to the Loundermon Consulting Agreement, following the closing of the XTI Merger, Ms. Loundermon agreed to provide consulting services to the Company for one year or until earlier termination in accordance with its terms (the “Loundermon Consulting Period”). As compensation for Ms. Loundermon’s consulting services, the Company agreed to pay her (i) $83,333 per month for the first six months of the Loundermon Consulting Period for services she performs on an as-needed basis during the Loundermon Consulting Period regarding the transition of the management of the Company’s financial reporting function to ensure continuity of business operations, and (ii) $300 per hour for services performed on an as needed basis regarding the preparation and filing of the Company’s public company financial reporting and compliance matters including accounting, payroll, audit and tax compliance functions. During the year ended December 31, 2024, the Company owed Ms. Loundermon accrued consulting fees of $0.5 million pursuant to the Loundermon Consulting Agreement. Pursuant to the Settlement Agreement, on March 31, 2025, the Company repaid the remaining consulting compensation obligation of approximately $0.3 million owed to Ms. Loundermon.

Solutions Divestiture

Grafiti Group Equity Purchase Agreement

On February 21, 2024, Inpixon completed the disposition of the remaining portion of the Shoom, SAVES, and GYG business lines and assets (the “Grafiti Group Divestiture”) in accordance with the terms and conditions of the Equity Purchase Agreement (as defined above). Pursuant to the terms of the Equity Purchase Agreement, Grafiti Group acquired from Legacy Inpixon 100% of the equity interests in Grafiti LLC, including the assets and liabilities primarily relating to Inpixon’s SAVES, Shoom and Game Your Game business, including 100% of the equity interests of Inpixon India, Grafiti GmbH (previously Inpixon GmbH) and Game Your Game, Inc. from the Company for a minimum purchase price of $1.0 million paid in two annual cash installments of $0.5 million due within 60 days after December 31, 2024 and 2025 (the “Grafiti Purchase Amount”). As described above, the Letter Agreement, dated as of November 17, 2024, amended the Equity Purchase Agreement to remove the inclusion of net income after taxes from the purchase price. As so amended, the purchase price and annual cash installment payments will be (i) decreased for the amount of transaction expenses assumed; and (ii) increased or decreased by the amount working capital of Grafiti LLC on the closing balance sheet is greater or less than $1.0 million.

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

Transition Services Agreement

On February 21, 2024, in connection with the closing of the Grafiti Group Divestiture, Grafiti LLC and Legacy Inpixon entered into a Transition Services Agreement (the “Grafiti Transition Services Agreement”) with respect to services to be provided for a period of one year following closing. Pursuant to the Grafiti Transition Services Agreement, the Company provided contracted IT and accounting services to Grafiti LLC and Grafiti LLC provided certain accounting and payroll services, in each case on an hourly as needed basis to ensure the orderly transition of the business.

As part of the Grafiti Transition Services Agreement, the Company subleased office space in Palo Alto, CA from Grafiti LLC from February 1, 2024 until February 28, 2026 at a cost of 50% of monthly rent and operating expenses as of February 1, 2024. The cost was approximately $3,000 per month.

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

On March 11, 2024, Legacy XTI and Mr. Brody entered into Amendment No. 1 to the October 2023 Note pursuant to which Mr. Brody converted $922,957 principal amount of the October 2023 Note and accrued and unpaid interest thereon, into shares of Legacy XTI common stock at a rate of $0.309 in principal amount per share, and Legacy XTI agreed to pay Mr. Brody the remaining $175,000 in principal amount at the time of closing of the XTI Merger. The shares issued as consideration under such amendment converted into 266,272 shares of our common stock in accordance with the exchange ratio pursuant to the XTI Merger Agreement and the Company assumed the $175,000 repayment obligation. On March 27, 2024, the Company and Mr. Brody entered into Amendment No. 2 to the October 2023 Note which extended the maturity date for the $175,000 payment to April 1, 2024. This repayment obligation was paid in full on April 1, 2024

January 2023 Note

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

Consulting Agreements with Director David Brody

Effective February 1, 2026, the Company entered into a consulting agreement with David Brody, a member of the Company’s Board of Directors, pursuant to which Mr. Brody will provide advisory and strategic consulting services to the Company, primarily in connection with the development of the Company’s VTOL aircraft program.

Under the agreement, Mr. Brody will receive a monthly consulting fee of $20,000 and on January 29, 2026, was granted 907,300 stock options under the 2018 Plan with an exercise price of $1.76 and that expire ten years after the grant date. One-third of the stock options vested immediately on the grant date and the remaining stock options will vest in equal quarterly installments over a two-year period. The agreement has an initial four-year term with automatic one-year renewals unless the Company provides Mr. Brody with at least 90 days’ notice of non-renewal. The agreement contains customary termination provisions.

In the event of his disability or death, the Company may terminate the agreement without notice provided that the Company pays Mr. Brody or his estate a single lump sum payment of monthly fees for the succeeding twelve month period. In the event of a qualifying termination following a change in control, Mr. Brody will receive his monthly fee through the latter of the change in control date and discontinuation date, his monthly fee multiplied by the number of months remaining in the term plus 24 additional months, accelerated vesting of outstanding equity awards and the continuation of the exercise period of all vested securities until the expiration date of such securities, and a bonus equal to (a) the fair market value used to calculate the income tax consequences of the immediate vesting of Company securities divided by (b) the difference between 100% and the highest marginal tax rate.

Prior to the XTI Merger, Mr. Brody provided legal and strategic consulting services to Legacy XTI pursuant to a separate consulting agreement. During the year ended December 31, 2024, Legacy XTI paid Mr. Brody consulting compensation of $20,000 under that agreement. In connection with the closing of the XTI Merger, the prior consulting agreement was terminated and Mr. Brody waived an outstanding payable amount of approximately $320,000 that had accrued under the arrangement.

Transactions with AVX Aircraft Company

On August 27, 2024, the Company entered into an amended and restated letter agreement with AVX Aircraft Company (“AVX”), which amends and restates the original letter agreement, dated as of March 25, 2024, by and between the Company and AVX, as subsequently amended, pursuant to which AVX provides consulting and advisory services to the Company relating to the development and design of the TriFan 600 airplane in exchange for the payment of costs incurred by AVX (with a target cost of approximately $960,000) plus a fixed fee of 12% of such costs (approximately $115,000) for a total payment of up to approximately $1.1 million. The Company pays AVX for its actual costs plus the 12% fixed fee on a monthly basis. The Company and AVX are also parties to a consulting agreement dated April 30, 2025, pursuant to which AVX provides consulting services to the Company on an as-needed basis at a rate of $345 per hour plus reimbursement of travel expenses, with charges capped at $150,000. The agreement has a 12-month term.

The Company’s Chairman and Chief Executive Officer, Scott Pomeroy, and board member, David Brody, also sit on the five-member board of AVX. Additionally, as of the date of this Annual Report, Mr. Brody and his spouse together own approximately 26% of the issued and outstanding shares of AVX. As a result of a legal financial separation between Mr. Brody and his spouse, Mr. Brody holds approximately 7% of the voting power of the outstanding securities of AVX and Mr. Brody’s spouse holds approximately 19% of the voting power of the outstanding securities of AVX. As of the date of this Annual Report, Mr. Pomeroy owns restricted stock units of AVX which amount to less than 5% of the outstanding shares of AVX on a fully diluted basis.

Consulting fees incurred and paid to AVX during the year ended December 31, 2025 were immaterial. During the year ended December 31, 2024, the Company paid AVX approximately $0.9 million in consulting fees, which included advance deposits for future services. In 2025, AVX returned $0.5 million of these advance deposits to the Company. As of December 31, 2025 and December 31, 2024, the remaining deposit balance for future services was $0 and approximately $0.5 million, respectively.

As of the date of this Annual Report, neither Mr. Brody nor Mr. Pomeroy has received, nor are they entitled to receive, any compensation or other consideration from AVX in connection with services provided by AVX to the Company or otherwise.

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company incurred the following fees for services rendered by CBIZ CPAs P.C. (“CBIZ”) and Marcum LLP (collectively, the “Auditors”), which have been the Company’s independent registered public accounting firms for the fiscal years ended December 31, 2025 and 2024, respectively. On November 1, 2024, CBIZ acquired the attest business of Marcum LLP.

	2025	2024(2)
Audit Fees(1)	$758,220	$1,101,885
Audit Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

(1)	Audit fees represent fees for professional services provided in connection with the audit of our Company’s 2025 and 2024 annual consolidated financial statements included in this Annual Report and review of our quarterly financial statements included in the Company’s Quarterly Reports on Form 10-Q and audit services provided in connection with other statutory or regulatory filings.

(2)	For the years ended December 31, 2025 and 2024, respectively $156,951 and $1,101,885 of audit fees were billed by Marcum LLP and $758,220 of audit fees were billed by CBIZ for the year ended December 31, 2025.

Audit Fees. The “Audit Fees” are the aggregate fees of the Auditors attributable to professional services rendered in 2025 and 2024 for the audit of our annual financial statements in our annual reports on Form 10-K, for review of financial statements included in our quarterly reports on Form 10-Q or for services that are normally provided by the Auditors in connection with statutory and regulatory filings or engagements for that fiscal year. These fees include fees billed for professional services rendered by the Auditors for the review of registration statements or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees. The Auditors did not perform any audit-related services during 2025 or 2024

Tax Fees. The Auditors did not perform any tax advice or planning services in 2025 or 2024.

All Other Fees. The Auditors did not perform any services for us or charge any fees other than the services described above in 2025 and 2024.

Pre-approval Policies and Procedures

The Audit Committee is required to review and approve in advance the retention of the independent auditors for the performance of all audit and lawfully permitted non-audit services and the fees for such services. The Audit Committee may delegate to one or more of its members the authority to grant pre-approvals for the performance of certain non-audit services, and any such Audit Committee member who pre-approves a non-audit service must report the pre-approval to the full Audit Committee at its next scheduled meeting. The Audit Committee is required to periodically notify the Board of their approvals. The required pre-approval policies and procedures were complied with during 2025.

PART IV

Item 15. Exhibits, Financial Statement Schedules

15(a)(1) Financial Statements

The financial statements filed as part of this report are listed and indexed in the table of contents. Financial statement schedules have been omitted because they are not applicable or the required information has been included elsewhere in this report.

15(a)(2) Financial Statement Schedules

Not applicable.

15(a)(3) Exhibits

The exhibits filed as part of this Annual Report are listed in the Exhibit Index immediately preceding the exhibits. The Company has identified in the Exhibit Index each management contract and compensation plan filed as an exhibit to this Annual Report in response to Item 15(a)(3) of Form 10-K.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1†	Agreement and Plan of Merger, dated July 24, 2023, among Inpixon, Superfly Merger Sub Inc. and XTI Aircraft Company.	8-K	001-36404	2.1	July 25, 2023
2.2	First Amendment to Merger Agreement, dated December 30, 2023, by and between Inpixon, Superfly Merger Sub Inc. and XTI Aircraft Company.	10-K	001-36404	2.26	April 16, 2024
2.3†	Second Amendment to Merger Agreement, dated March 12, 2024, by and between Inpixon, Superfly Merger Sub Inc. and XTI Aircraft Company.	8-K	001-36404	10.1	March 15, 2024
2.4†	Separation Agreement, dated as of October 23, 2023, by and between Inpixon and Grafiti Holding Inc.	8-K	001-36404	2.1	October 23, 2023
2.5†	Business Combination Agreement, dated as of October 23, 2023, by and among Inpixon, Grafiti Holding Inc., 1444842 B.C. Ltd. and Damon Motors Inc.	8-K	001-36404	2.2	October 23, 2023
2.6	Amendment to Business Combination Agreement, dated as of June 18, 2024, by and among XTI Aerospace, Inc., Grafiti Holding Inc., 1444842 B.C. Ltd. and Damon Motors Inc.	8-K	001-36404	2.1	June 24, 2024
2.7	Second Amendment to Business Combination Agreement, dated as of September 26, 2024, by and among XTI Aerospace, Inc., Grafiti Holding Inc., 1444842 B.C. Ltd. and Damon Motors Inc.	8-K	001-36404	2.1	October 2, 2024
2.8†	Equity Purchase Agreement, dated as of February 16, 2024, by and among Inpixon, Grafiti LLC and Grafiti Group LLC.	8-K	001-36404	2.1	February 23, 2024
2.9†	Membership Interest Purchase Agreement, dated November 10, 2025, by and among XTI Drones Holdings, LLC, The Origin Group DN, Inc., Drone Nerds, LLC, the seller owners listed on Annex A-1 thereto and Jeremy Schneiderman, as the Seller’s Representative.	8-K	001-36404	2.1	November 12, 2025
2.10†	Membership Interest Purchase Agreement, dated November 10, 2025, by and among XTI Drones Holdings, LLC, The Origin Group AZ, Inc., Anzu Robotics, LLC, the seller owners listed on Annex A-1 thereto and Jeremy Schneiderman, as the Seller’s Representative.	8-K	001-36404	2.2	November 12, 2025
2.11†	Share Purchase and Transfer Agreement, dated February 3, 2026, by and between XTI Aerospace, Inc. and EVO 467. GmbH.	8-K	001-36404	2.1	February 4, 2026
3.1	Restated Articles of Incorporation.	S-1	333-190574	3.1	August 12, 2013
3.2	Certificate of Amendment to Articles of Incorporation (Increase Authorized Shares).	S-1	333-218173	3.2	May 22, 2017
3.3	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	April 10, 2014
3.4	Articles of Merger (renamed Sysorex Global).	8-K	001-36404	3.1	December 18, 2015
3.5	Articles of Merger (renamed Inpixon).	8-K	001-36404	3.1	March 1, 2017

3.6	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.2	March 1, 2017
3.7	Certificate of Amendment to Articles of Incorporation (authorized share increase).	8-K	001-36404	3.1	February 5, 2018
3.8	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	February 6, 2018
3.9	Form of Certificate of Designation of Preferences, Rights and Limitations of Series 4 Convertible Preferred Stock.	8-K	001-36404	3.1	April 24, 2018
3.10	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	November 1, 2018
3.11	Certificate of Designation of Series 5 Convertible Preferred Stock, dated as of January 14, 2019.	8-K	001-36404	3.1	January 15, 2019
3.12	Certificate of Amendment to Articles of Incorporation, effective as of January 7, 2020 (Reverse Split).	8-K	001-36404	3.1	January 7, 2020
3.13	Certificate of Amendment to the Articles of Incorporation increasing the number of authorized shares of Common Stock from 250,000,000 to 2,000,000,000 filed with the Secretary of State of the State of Nevada on November 18, 2021	8-K	001-36404	3.1	November 19, 2021
3.14	Certificate of Change filed with the Secretary of State of the State of Nevada on October 4, 2022 (effective as of October 7, 2022)	8-K	001-36404	3.1	October 6, 2022
3.15	Certificate of Amendment to the Articles of Incorporation increasing the number of authorized shares of Common Stock from 26,666,667 to 500,000,000 filed with the Secretary of State of the State of Nevada on November 29, 2022	8-K	001-36404	3.1	December 2, 2022
3.16	Certificate of Designations of Preferences and Rights of Series 9 Preferred Stock.	8-K	001-36404	3.1	March 15, 2024
3.17	Certificate of Amendment (Reverse Stock Split).	8-K	001-36404	3.2	March 15, 2024
3.18	Certificate of Amendment (Name Change).	8-K	001-36404	3.3	March 15, 2024
3.19	Certificate of Amendment to Designations of Preferences and Rights of Series 9 Preferred Stock.	8-K	001-36404	3.1	May 1, 2024
3.20	Certificate of Amendment to Articles of Incorporation, effective as of January 10, 2025.	8-K	001-36404	3.1	January 10, 2025
3.21	Certificate of Designation of Preferences and Rights of Series 10 Convertible Preferred Stock.	8-K	001-36404	3.1	November 12, 2025
3.22	Amended and Restated Bylaws of XTI Aerospace, Inc.	10-Q	001-36404	3.21	August 14, 2025
4.1	Specimen Stock Certificate of the Company.	10-K	001-36404	4.1	April 15, 2025
4.2	Description of Registrant’s Securities.	10-K	001-36404	4.2	April 15, 2025
4.3	Form of Purchase Warrants	8-K	001-36404	4.1	October 20, 2022
4.4	Form of Warrant initially issued by XTI Aircraft Company and assumed by the Registrant.	10-K	001-36404	4.27	April 16, 2024
4.5	Form of Warrant initially issued by XTI Aircraft Company and assumed by the Registrant.	10-K	001-36404	4.28	April 16, 2024
4.6	Form of Warrant initially issued by XTI Aircraft Company and assumed by the Registrant.	10-K	001-36404	4.6	April 15, 2025
4.7	Form of Warrant initially issued by XTI Aircraft Company and assumed by the Registrant.	10-K	001-36404	4.30	April 16, 2024
4.8	Form of Amendment No. 2 to Warrant initially issued by XTI Aircraft Company and assumed by the Registrant.	10-K	001-36404	4.8	April 15, 2025
4.9	Form of Placement Agent Warrant.	8-K	001-36404	4.1	January 10, 2025
4.10	Form of Pre-funded Warrant.	8-K	001-36404	4.1	March 31, 2025

4.11	Form of Common Warrant.	8-K	001-36404	4.2	March 31, 2025
4.12	Form of Representative’s Warrant.	8-K	001-36404	4.3	March 31, 2025
4.13	Form of Pre-funded Warrant.	8-K	001-36404	4.1	June 26, 2025
4.14	Form of Common Warrant.	8-K	001-36404	4.2	June 26, 2025
4.15	Form of Representative’s Warrant.	8-K	001-36404	4.3	June 26, 2025
4.16	Form of Pre-funded Warrant.	8-K	001-36404	4.1	September 15, 2025
4.17	Form of Common Warrant.	8-K	001-36404	4.2	September 15, 2025
4.18	Form of Placement Agent Warrant.	8-K	001-36404	4.3	September 15, 2025
4.19	Revolving Promissory Note, dated July 10, 2025, issued by Drone Nerds Inc and Anzu Robotics, LLC to Banesco USA.	8-K	001-36404	4.1	November 12, 2025
4.20	Promissory Note issued by XTI Drones Holdings, LLC to New Drone Nerds S-Corp, Inc., dated November 10, 2025.	8-K	001-36404	4.2	November 12, 2025
4.21	Promissory Note issued by XTI Drones Holdings, LLC to New Anzu Robotics S-Corp, LLC, dated November 10, 2025.	8-K	001-36404	4.3	November 12, 2025
4.22	Form of Placement Agent’s Warrant.	8-K	001-36404	4.4	November 12, 2025
4.23	Pre-Funded Warrant, dated January 5, 2026.	8-K	001-36404	4.1	January 9, 2026
10.1+	Amended and Restated 2011 Employee Stock Incentive Plan.	S-8	333-195655	10.22	May 2, 2014
10.2+	Form of Incentive Stock Option Agreement.	8-K	001-36404	10.9	October 27, 2014
10.3+	Form of Non-Qualified Stock Option Agreement.	8-K	001-36404	10.5	October 27, 2014
10.4+	Form of Restricted Stock Award Agreement.	8-K	001-36404	10.6	October 27, 2014
10.5+	Employment Agreement dated November 4, 2016, by and between Sysorex USA and Soumya Das.	10-K	001-36404	10.51	April 17, 2017
10.6+	Amendment to Employment Agreement dated August 31, 2018 among Inpixon, Sysorex, Inc. and Soumya Das	8-K	001-36404	10.8	September 4, 2018
10.7†	Patent Assignment and License-Back Agreement, dated June 27, 2019, by and between Inpixon and GTX Corp.	8-K	001-36404	10.1	July 1, 2019
10.8†	Patent License Agreement, dated June 27, 2019, by and between Inpixon and Inventergy.	8-K	001-36404	10.4	July 1, 2019
10.9†	Patent License Agreement, dated June 27, 2019, by and between Inpixon and GTX Corp.	8-K	001-36404	10.2	July 1, 2019
10.10†	Exclusive Software License and Distribution Agreement, dated as of June 19, 2020, by and among Inpixon, Cranes Software International Ltd., and Systat Software, Inc.	8-K	001-36404	10.1	June 22, 2020
10.11	Amendment and Waiver to Exclusive Software License & Distribution Agreement, dated as of June 30, 2020, by and among Inpixon, Cranes Software International Ltd., and Systat Software, Inc.	8-K	001-36404	10.1	July 2, 2020
10.12†	Form of Securities Purchase Agreement.	8-K	001-36404	10.1	October 20, 2022
10.13	Placement Agency Agreement, dated as of October 18, 2022, by and between Inpixon and Maxim Group LLC	8-K	001-36404	10.2	October 20, 2022
10.14	Form of Securities Purchase Agreement by and between Damon Motors Inc. and Inpixon.	8-K	001-36404	10.1	October 23, 2023

10.15	Form of Convertible Promissory Note to be issued by Damon Motors Inc. to Inpixon.	8-K	001-36404	10.2	October 23, 2023
10.16	Form of Common Share Purchase Warrant to be issued by Damon Motors Inc. to Inpixon.	8-K	001-36404	10.3	October 23, 2023
10.17	Form of Securityholder Support Agreement by and among Inpixon, Grafiti Holding Inc., Damon Motors Inc. and certain securityholders.	8-K	001-36404	10.4	October 23, 2023
10.18	Form of Lockup Agreement by and among Grafiti Holding Inc., Damon Motors and certain securityholders who are insiders.	8-K	001-36404	10.5	October 23, 2023
10.19	Form of Lockup Agreement by and among Grafiti Holding Inc., Damon Motors and certain securityholders who are not insiders.	8-K	001-36404	10.6	October 23, 2023
10.20	Liquidating Trust Agreement, dated as of December 27, 2023, by and among Inpixon, Grafiti Holding Inc. and the sole original trustee named therein.	8-K	001-36404	10.2	January 3, 2024
10.21	Form of Indemnification Agreement.	8-K	001-36404	10.4	March 15, 2024
10.22†	Aircraft Purchase Agreement, dated February 2, 2022, among XTI Aircraft Company, Mesa Airlines, Inc. and Mesa Air Group, Inc.	10-K	001-36404	10.55	April 15, 2025
10.23+	Employment Agreement, dated May 6, 2024, by and between XTI Aerospace, Inc. and Scott Pomeroy.	8-K	001-36404	10.1	May 10, 2024
10.24+	Employment Agreement, dated May 8, 2024, by and between XTI Aerospace, Inc. and Brooke Turk.	8-K	001-36404	10.2	May 10, 2024
10.25+	Tensie Axton Offer Letter	8-K	001-36404	10.1	May 15, 2024
10.26+	Non-Employee Director Compensation Policy.	8-K	001-36404	10.3	May 15, 2024
10.27	Letter Agreement, signed June 18, 2024, by and between Damon Motors Inc. and XTI Aerospace, Inc.	8-K	001-36404	10.1	June 24, 2024
10.28†	Capital Collation and Distribution Agreement, dated as of dated June 28, 2024, by and among XTI Aerospace, Inc., FC Imperial Limited, PIC IHC LLP and a Global Administrative Service Provider.	8-K	001-36404	10.1	July 1, 2024
10.29+	Employment Agreement, dated September 19, 2024, by and between XTI Aerospace, Inc. and Tobin Arthur.	8-K	001-36404	10.1	September 23, 2024
10.30	Form of Second Letter Agreement by and between Damon Motors Inc. and XTI Aerospace, Inc.	8-K	001-36404	10.1	October 4, 2024
10.31	Consent Waiver and Release, dated November 17, 2024, by and among XTI Aerospace, Inc., 3AM Investments LLC and Streeterville Capital, LLC.	8-K	001-36404	10.1	November 18, 2024
10.32	Letter Agreement, dated November 17, 2024, by and among XTI Aerospace, Inc., Nadir Ali, 3AM Investments LLC, Grafiti Group LLC and Grafiti LLC.	8-K	001-36404	10.2	November 18, 2024
10.33	Placement Agency Agreement, dated January 7, 2025, by and between XTI Aerospace, Inc. and ThinkEquity LLC.	8-K	001-36404	10.1	January 10, 2025
10.34	Form of Lock-Up Agreement.	8-K	001-36404	10.2	January 10, 2025
10.35	Settlement Agreement, dated March 27, 2025, by and between XTI Aerospace Inc., 3AM Investments LLC, Grafiti Group LLC, and Nadir Ali.	8-K	001-36404	10.1	March 28, 2025
10.36	Form of Lock-Up Agreement.	8-K	001-36404	10.1	March 31, 2025
10.37	Form of Lock-Up Agreement.	8-K	001-36404	10.1	June 26, 2025
10.38+	Amended and Restated XTI Aerospace, Inc. 2018 Employee Stock Incentive Plan.	8-K	001-36404	10.1	August 21, 2025
10.39+	Form of Incentive Stock Option Agreement pursuant to the Amended and Restated XTI Aerospace, Inc. 2018 Employee Stock Incentive Plan.	8-K	001-36404	10.2	August 21, 2025
10.40+	Form of Non-Qualified Stock Option Agreement pursuant to the Amended and Restated XTI Aerospace, Inc. 2018 Employee Stock Incentive Plan.	8-K	001-36404	10.3	August 21, 2025

10.41+	Form of Restricted Stock Award Agreement pursuant to the Amended and Restated XTI Aerospace, Inc. 2018 Employee Stock Incentive Plan.	8-K	001-36404	10.4	August 21, 2025
10.42+	Form of Restricted Stock Unit Award Agreement pursuant to the Amended and Restated XTI Aerospace, Inc. 2018 Employee Stock Incentive Plan.	8-K	001-36404	10.5	August 21, 2025
10.43+	Employment Agreement, dated September 1, 2025, by and between XTI Aerospace, Inc. and Michael A. Tapp.	8-K	001-36404	10.1	September 5, 2025
10.44+	Side Letter, dated September 1, 2025, from XTI Aerospace, Inc. to Michael A. Tapp.	8-K	001-36404	10.4	September 5, 2025
10.45	Placement Agency Agreement, dated September 12, 2025, by and between XTI Aerospace, Inc. and ThinkEquity LLC.	8-K	001-36404	10.1	September 15, 2025
10.46	Form of Lock-Up Agreement.	8-K	001-36404	10.2	September 15, 2025
10.47†	Convertible Promissory Note issued by Valkyrie Sciences Holdings LLC to XTI Aerospace, Inc., dated October 21, 2025.	8-K	001-36404	10.1	October 27, 2025
10.48†	Loan Agreement, dated July 10, 2025, by and among Drone Nerds Inc, Anzu Robotics, LLC and Banesco USA.	8-K	001-36404	10.1	November 12, 2025
10.49†	Security Agreement, dated July 10, 2025, by and among Drone Nerds Inc, Anzu Robotics, LLC and Banesco USA.	8-K	001-36404	10.2	November 12, 2025
10.50	Amended and Restated Company Agreement of XTI Drones Holdings, LLC, dated November 10, 2025.	8-K	001-36404	10.3	November 12, 2025
10.51	Lock-Up Agreement, dated November 10, 2025, by and between XTI Aerospace, Inc. and The Origin Group DN, Inc.	8-K	001-36404	10.4	November 12, 2025
10.52	Lock-Up Agreement, dated November 10, 2025, by and between XTI Aerospace, Inc. and The Origin Group AZ, Inc.	8-K	001-36404	10.5	November 12, 2025
10.53	Registration Rights Agreement, dated November 10, 2025, by and among XTI Aerospace, Inc., The Origin Group DN, Inc., and The Origin Group AZ, Inc.	8-K	001-36404	10.6	November 12, 2025
10.54	Securities Purchase Agreement, dated November 10, 2025, by and between XTI Aerospace, Inc. and Unusual Machines, Inc.	8-K	001-36404	10.7	November 12, 2025
10.55	Placement Agency Agreement, dated November 10, 2025, by and between XTI Aerospace, Inc. and ThinkEquity LLC	8-K	001-36404	10.8	November 12, 2025
10.56+	Employment Agreement, dated December 30, 2025, by and between XTI Aerospace, Inc. and Scott Pomeroy.	8-K	001-36404	10.1	January 2, 2026
10.57+	Employment Agreement, dated December 30, 2025, by and between XTI Aerospace, Inc. and Brooke Turk.	8-K	001-36404	10.2	January 2, 2026
10.58+	Employment Agreement, dated January 9, 2026, by and between XTI Aerospace, Inc. and Tobin Arthur.	8-K	001-36404	10.1	January 9, 2026
10.59+	Separation Agreement and Release, dated January 29, 2026, by and between XTI Aerospace, Inc. and Soumya Das.	8-K	001-36404	10.1	February 4, 2026
10.60+	Director Services Agreement, dated February 1, 2026, by and between XTI Aerospace, Inc. and Jonathan Ornstein.	8-K	001-36404	10.2	February 4, 2026

10.61†	Credit Agreement, dated as of February 11, 2026, by and among Drone Nerds, LLC, Anzu Robotics, LLC, the other Loan Parties party thereto, and JPMorgan Chase Bank, N.A.	8-K	001-36404	10.1	February 17, 2026
10.62	Security Agreement, dated as of February 11, 2026, by and among Drone Nerds, LLC, Anzu Robotics, LLC, the other Loan Parties party thereto, any additional entities which become parties thereto, and JPMorgan Chase Bank, N.A.	8-K	001-36404	10.2	February 17, 2026
10.63	Subordination Agreement, dated as of February 11, 2026, by and among Drone Nerds, LLC, the other Loan Parties party thereto, each of the creditors listed on the signatory page thereto, and JPMorgan Chase Bank, N.A.	8-K	001-36404	10.3	February 17, 2026
10.64†	Intellectual Property Security Agreement, dated as of February 11, 2026, by and between JPMorgan Chase Bank, N.A. and Drone Nerds, LLC and Anzu Robotics, LLC.					X
10.65+	Director Services Agreement, dated January 1, 2025, by and between XTI Aerospace, Inc. and Tensie Axton.					X
10.66+	Director Services Agreement, dated December 30, 2025, by and between XTI Aerospace, Inc. and Clinton Weber.					X
10.67+	Consulting Agreement, dated as of February 1, 2026, by and between XTI Aerospace, Inc. and David E. Brody.					X
16.1	Letter from Marcum LLP, dated March 27, 2025.	8-K	001-36404	16.1	March 27, 2025
19.1	Insider Trading Policy.					X
21.1	List of Subsidiaries of the Company.					X
23.1	Consent of CBIZ LLP.					X
23.2	Consent of Marcum LLP.					X
24.1	Power of Attorney (included on signature page).					X
31.1	Certification of the Company’s Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Company’s Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1##	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	XTI Aerospace, Inc. Clawback Policy.	10-K	001-36404	97.1	April 16, 2025
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

+	Indicates a management contract or compensatory plan.
†	Exhibits, schedules and similar attachments have been omitted pursuant to Item 601 of Regulation S-K and the registrant undertakes to furnish supplemental copies of any of the omitted exhibits and schedules upon request by the SEC.
##	This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XTI AEROSPACE, INC.

Date: April 15, 2026	By:	/s/ Scott Pomeroy
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Scott Pomeroy	Chief Executive Officer, Chairman and Director	April 15, 2026
Scott Pomeroy	(Principal Executive Officer)

/s/ Brooke Turk	Chief Financial Officer	April 15, 2026
Brooke Turk	(Principal Financial and Accounting Officer)

/s/ Tensie Axton	Director	April 15, 2026
Tensie Axton

/s/ David Brody	Director	April 15, 2026
David Brody

/s/ Jonathan Ornstein	Director	April 15, 2026
Jonathan Ornstein

/s/ Clinton Weber	Director	April 15, 2026
Clinton Weber