Form 10-Q
period 2026-03-31
XTI Aerospace, Inc.
filed 2026-05-14
CIK 1529113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2026
Common Stock, par value $0.001	38,477,789

XTI AEROSPACE, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2026

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION

CONTAINED IN THIS REPORT

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this Form 10-Q. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of anticipated products; anticipated expenses; and projected financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	supplier concentration and regulatory actions affecting key suppliers, including restrictions on the sale or use of certain drone platforms manufactured by foreign companies;

●	changes in applicable laws or regulations, including evolving Federal Aviation Administration (“FAA”) and Federal Communications Commission (“FCC”) regulations, National Defense Authorization Act (“NDAA”) compliance rules, and other procurement regulations affecting the Unmanned Aircraft System (“UAS”) industry;

●	customer demand for the products and services we offer, including enterprise drone solutions, training, repair, and lifecycle support services;

●	the impact of competitive or alternative products, technologies and pricing;

●	our ability to attract customers and fulfill customer orders in our UAS solutions business;

●	our ability to scale our UAS platform in a cost-effective manner and expand our supplier and OEM relationships;

●	emerging competition and rapidly advancing technology in the UAS and autonomous systems markets that may outpace our capabilities;

●	our ability to navigate the regulatory environment and complexities with compliance related to such environment;

●	the risk that our Autonomous Defense Systems (“ADS”) division or our planned Advanced Technology and Manufacturing division may not successfully secure prime contractor agreements, government procurement awards, commercial partnerships, or manufacturing partnerships on acceptable terms, and may not generate revenues on the timelines we anticipate, or at all, and the risk that we may significantly reduce investment in, restructure, or discontinue either division if key operational or commercial milestones are not achieved;

●	the risk that we may not realize the expected benefits of the Drone Nerds acquisition or any future acquisition, or may experience significant delays or unexpected costs in integrating acquired companies;

●	borrowing base limitations, covenants and other restrictions under our asset-based credit facility and obligations under acquisition-related indebtedness;

●	the fact that the TriFan 600 aircraft program has been paused and may not be resumed, and the risk that, if the program is resumed, we may not successfully develop, certify, manufacture or commercialize the TriFan 600 or any future aircraft;

●	the risk that the TriFan 600 program will not be resumed, or that, if resumed, it will not achieve FAA certification, reach commercial production, or generate revenues on any anticipated timeline, or at all;

●	the risk that our conditional pre-orders for the TriFan 600 aircraft (which include conditional aircraft purchase agreements, non-binding reservations, and options) are canceled, modified, delayed or not placed and that we must return refundable deposits, which could adversely affect our liquidity;

●	our history of losses and the risk that we may not achieve or sustain profitability;

●	our ability to raise additional capital on acceptable terms, or at all;

●	our ability to maintain compliance with the continued listing requirements of the Nasdaq Capital Market;

●	general economic conditions and events and the impact they may have on us and our potential customers, including, but not limited to, escalating tariff and non-tariff trade measures imposed by the U.S. and other countries, increases in inflation rates and rates of interest, and supply chain challenges;

●	cybersecurity threats, data protection risks and reliance on third party information technology systems;

●	litigation, regulatory investigations and other legal proceedings;

●	risks related to intellectual property protection;

●	potential impairments of goodwill and other intangible assets;

●	tax law changes and limitations on our ability to use net operating losses; and

●	other factors discussed in this Form 10-Q.

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

EXPLANATORY NOTE

In November 2025, the Company completed the acquisition of Drone Nerds, LLC and Anzu Robotics, LLC (collectively, “Drone Nerds”) through XTI Drones Holdings, LLC, a Texas limited liability company (“XTI Drones Holdings”). The Company holds an 83.403% controlling equity interest in XTI Drones Holdings through its ownership of Class A Units, and the remaining 16.597% equity interest is held by other Class B unitholders. The results of Drone Nerds have been included in the Company’s condensed consolidated financial statements from the acquisition date, and the ownership interest not held by the Company is reflected as noncontrolling interest.

In December 2025, the Company committed to a plan to dispose of its historical Industrial IoT / Real-Time Location Systems (“RTLS”) operations (the “Inpixon Business”) and classified the business as held for sale. In accordance with ASC 205-20, the results of the Inpixon Business have been classified as discontinued operations in the condensed consolidated financial statements included in this Quarterly Report and have been retrospectively presented as discontinued operations for all periods presented. The disposition of the Inpixon Business was completed on February 3, 2026.

Unless otherwise indicated or the context otherwise requires, references in this Quarterly Report to “XTI Aerospace,” the “Company,” “we,” “us,” and “our” refer to XTI Aerospace, Inc. and its consolidated subsidiaries.

PART I — FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

XTI AEROSPACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value data)

	As of March 31, 2026	As of December 31, 2025
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$15,185	$16,696
Accounts receivable, net	9,051	12,093
Inventories	19,413	15,400
Prepaid expenses and other current assets	6,688	3,989
Current assets of discontinued operations (Note 16)	—	3,645

Total Current Assets	50,337	51,823

Property and equipment, net	417	385
Operating lease right-of-use asset, net	1,677	2,965
Intangible assets, net	9,108	9,338
Goodwill	11,544	11,544
Note receivable	4,330	—
Other assets	929	403
Non-current assets of discontinued operations (Note 16)	—	4,788

Total Assets	$78,342	$81,246

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

XTI AEROSPACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except number of shares and par value data)

	As of March 31, 2026	As of December 31, 2025
	(Unaudited)
Liabilities, Mezzanine Equity, and Stockholders’ Equity

Current Liabilities
Accounts payable	$3,413	$5,212
Accrued expenses and other current liabilities	6,879	6,165
Accrued interest	342	391
Customer deposits	2,480	3,071
Warrant liability	64,895	22,561
Operating lease obligation, current	682	550
Note payable-related party	450	—
Short-term debt	10,569	7,931
Income tax payable	1,241	—
Current liabilities of discontinued operations (Note 16)	—	1,722

Total Current Liabilities	90,951	47,603

Long Term Liabilities
Note payable-related party	—	450
Operating lease obligation, noncurrent	1,020	2,427
Non-current liabilities of discontinued operations (Note 16)	—	322

Total Liabilities	91,971	50,802

Commitments and Contingencies (Note 13)

Mezzanine Equity
Representative and placement agent warrants, net of issuance costs	2,701	2,701

Stockholders’ Equity
Preferred Stock - $0.001 par value; 5,000,000 shares authorized
Series 4 Convertible Preferred Stock - 10,415 shares authorized; 1 share issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Series 5 Convertible Preferred Stock - 12,000 shares authorized; 126 shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Series 10 Convertible Preferred Stock - 25,000 shares authorized; 0 and 25,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	21,793
Common Stock - $0.001 par value; 500,000,000 shares authorized; 38,472,204 and 32,786,816 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	38	33
Additional paid-in capital	170,948	157,354
Accumulated other comprehensive loss	—	881
Accumulated deficit	(197,593)	(162,323)
Total Stockholders’ Equity	(26,607)	17,738
Noncontrolling interest – Class B Units of XTI Drones Holdings, LLC	10,277	10,005
Total Equity	(16,330)	27,743

Total Liabilities, Mezzanine Equity, and Equity	$78,342	$81,246

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

XTI AEROSPACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	For the Three Months Ended March 31,
	2026	2025
	(Unaudited)
Revenues	$27,696	$—

Cost of Revenues	22,550	—

Gross Profit	5,146	—

Operating Expenses
Research and development	1,197	1,124
Sales and marketing	2,363	275
General and administrative	11,746	6,796
Amortization of intangible assets	230	8

Total Operating Expenses	15,536	8,203

Loss from Operations	(10,390)	(8,203)

Other (Expense) Income
Interest expense, net	(154)	(217)
Loss on extinguishment of debt	—	(421)
Warrant issuance expense	—	(2,016)
Change in fair value of warrant liability	(21,447)	503
Other	245	(344)
Total Other (Expense) Income	(21,356)	(2,495)

Loss from Continuing Operations Before Income Taxes	(31,746)	(10,698)
Income tax benefit	—	15
Net Loss from Continuing Operations, net of tax	(31,746)	(10,683)
Loss from operations of discontinued component, inclusive of tax	(3,252)	(2,189)
Net loss	(34,998)	(12,872)
Net (income) loss attributable to noncontrolling interest	(272)	—
Net Loss Attributable to XTI Aerospace, Inc.	(35,270)	(12,872)

Less: Preferred stock dividends	(42)	(29)
Net Loss Attributable to Common Stockholders	$(35,312)	$(12,901)

Net Loss Per Share – Basic and Diluted:
Continuing operations	$(0.91)	$(3.16)
Discontinued operations	$(0.09)	$(0.64)
Net loss per share	$(1.00)	$(3.80)

Weighted Average Shares Outstanding, Basic and Diluted	35,284,100	3,384,736

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

XTI AEROSPACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	For the Three Months Ended March 31,
	2026	2025
	(Unaudited)
Net Loss	$(34,998)	$(12,872)
Unrealized foreign currency translation adjustments relating to discontinued operations	—	(155)
Comprehensive loss	$(34,998)	$(13,027)
Comprehensive income attributable to noncontrolling interest	272	—
Total Comprehensive Loss attributable to XTI Aerospace, Inc.	$(35,270)	$(13,027)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

XTI AEROSPACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2026

(Unaudited)

(In thousands, except share data)

	Series 10 Convertible Preferred Stock at Redemption Value		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Parent	Non- Controlling Class B	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity	Units	Equity
Balance - January 1, 2026	25,000	$21,793	32,786,816	$33	$157,354	$881	$(162,323)	$17,738	$10,005	$27,743
Conversion of Series 10 Preferred Stock to common shares and pre-funded warrants	(25,000)	(21,793)	1,721,980	1	(1,945)	—	—	(23,737)	—	(23,737)
Stock-based compensation – Options	—	—	—	—	4,847	—	—	4,847	—	4,847
Common shares issued for exercise of liability classified warrants, net of costs	—	—	3,963,408	4	10,734	—	—	10,738	—	10,738
Series 10 Convertible Preferred Stock dividend accrual	—	—	—	—	(42)	—	—	(42)	—	(42)
Disposition of the Inpixon Business (Note 16)	—	—	—	—	—	(881)	—	(881)	—	(881)
Net loss attributable to parent	—	—	—	—	—	—	(35,270)	(35,270)	—	(35,270)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	272	272
Balance – March 31, 2026	—	$—	38,472,204	$38	$170,948	$—	$(197,593)	$(26,607)	$10,277	$(16,330)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

XTI AEROSPACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2025

(Unaudited)

(In thousands, except share data)

	Series 9					Accumulated
	Preferred Stock at Redemption Value		Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance - January 1, 2025	1,331	$1,331	1,685,021	$2	$99,425	$(622)	$(93,562)	$6,574
Common shares issued for net cash proceeds of ATM offering	—	—	169,299	—	1,667	—	—	1,667
Common shares issued for net cash proceeds of public offerings	—	—	2,219,746	2	17,900	—	—	17,902
Common shares issued for conversion of debt	—	—	240,229	—	750	—	—	750
Common shares issued for exercise of liability classified warrants	—	—	300,000	—	408	—	—	408
Redemption of Series 9 preferred stock	(1,331)	(1,331)	—	—	(96)	—	—	(1,427)
Stock-based compensation	—	—	—	—	455	—	—	455
Cumulative translation adjustment	—	—	—	—	—	467	—	467
Rounding adjustment for fractional shares resulting from 1-for-250 reverse stock split	—	—	173,245	1	4	—	—	5
Net loss	—	—	—	—	—	—	(12,872)	(12,872)
Balance – March 31, 2025	—	$—	4,787,540	$5	$120,513	$(155)	$(106,434)	$13,929

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

XTI AEROSPACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended March 31,
	2026	2025
	(Unaudited)
Cash Flows Used in Operating Activities

Net loss	$(34,998)	$(12,872)

Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	56	32
Amortization of intangible assets	230	91
Amortization of right-of-use asset	223	53
Non-cash interest (income) expense, net	(82)	145
Stock-based compensation	4,847	455
Impairment of intangible assets	-	531
Loss on extinguishment of debt	-	421
Warrant issuance expense	-	2,016
Change in fair value of warrant liability	21,447	(503)
Loss on disposal of the Inpixon Business	831	-
Other income	(250)	-
Other	(2)	3

Changes in operating assets and liabilities:
Accounts receivable and other receivables	4,335	157
Inventories	(3,994)	(19)
Prepaid expenses and other current assets	(2,729)	(594)
Other assets	12	348
Accounts payable	(1,854)	(624)
Related party payables	-	(51)
Accrued expenses and other current liabilities	2,136	(4,892)
Accrued interest	(49)	67
Deferred revenue	(416)	46
Operating lease obligation	(197)	(52)

Net Cash Used in Operating Activities	(10,454)	(15,242)

Cash Flows Used in Investing Activities
Purchase of property and equipment	(131)	(45)
Net cash paid on disposal of the Inpixon Business	(694)	-
Net Cash Used in Investing Activities	(825)	(45)

Cash Provided by Financing Activities
Net proceeds from the exercise of liability classified warrants	7,439	1
Net proceeds from sale of common stock and pre-funded warrants via public offerings	-	21,651
Net proceeds from ATM stock offering	-	1,667
Redemption of Series 9 preferred stock	-	(1,427)
Net borrowings on line-of-credit	4,638	-
Payment of debt issuance costs	(565)	-
Repayments of promissory notes	(2,000)	(2,719)
Net Cash Provided by Financing Activities	9,512	19,173

Effect of Foreign Exchange Rate on Changes on Cash	33	17

Net (Decrease) Increase in Cash and Cash Equivalents	(1,734)	3,903

Cash and Cash Equivalents - Beginning of period	16,919	4,105

Cash and Cash Equivalents - End of period	$15,185	$8,008

Supplemental Disclosure of cash flow information:
Cash paid for:
Interest	$263	$281
Income Taxes	$-	$-

Non-cash investing and financing activities
Common shares issued for conversion of debt and accrued interest	$-	$750
Warrant liabilities exchanged for common stock	$3,299	$-
Conversion of Series 10 Preferred Stock to pre-funded warrants	$24,186	$-

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Business and Organization

The following describes the Company’s business and organizational structure:

Business

XTI Aerospace, Inc. (the “Company”) is a U.S.-based aerospace company focused on unmanned aircraft systems (“UAS”) and related services. The Company provides UAS solutions through a combination of product distribution and service offerings, including the sale and support of UAS platforms, payloads, sensors, batteries, accessories and related equipment, as well as operator training, program enablement, repair and maintenance, and other fleet lifecycle support services for enterprise, public safety, government, and defense-related customers. In 2026, the Company started the design and development of unmanned platforms for defense and commercial applications.

Effective in fiscal year 2026, as part of the Company’s strategic shift from the TriFan 600 development program towards the design and development of unmanned platforms, the Company revised its operating segments to remove the commercial aviation segment and replace it with the advanced defense systems (“ADS”) segment. The Company currently operates as two reportable segments: UAS and ADS, refer to Note 11 – Segments.

Organization

In November 2025, the Company completed the acquisition of Drone Nerds, LLC and Anzu Robotics, LLC (collectively, “Drone Nerds”) through XTI Drones Holdings, LLC, a Texas limited liability company (“XTI Drones Holdings”). The Company holds an 83.403% controlling equity interest in XTI Drones Holdings through its ownership of Class A Units, and the remaining 16.597% equity interest is held by other Class B unitholders. The results of Drone Nerds have been included in the Company’s consolidated financial statements from November 10, 2025, the acquisition date, and the ownership interest not held by the Company is reflected as noncontrolling interest. Drone Nerds represents the Company’s primary UAS solutions and services operations.

During December 2025, the Company committed to a plan to dispose of its historical Industrial IoT / real-time location systems (“RTLS”) operations (the “Inpixon Business”) and retroactively classified the business as held for sale. The disposition of the Inpixon Business was completed on February 3, 2026. The Inpixon Business historically comprised the Company’s Industrial IoT operations, which previously represented the Company’s Industrial IoT reportable segment. The results of the Inpixon Business have been presented as discontinued operations in the accompanying condensed consolidated financial statements for all periods presented. Unless otherwise indicated, the information included in the accompanying notes relates to the Company’s continuing operations. See Note 16 for additional information regarding discontinued operations.

Liquidity

As of March 31, 2026, the Company had cash and cash equivalents of approximately $15.2 million, $4.6 million drawn and $8.1 million of remaining availability on the borrowing base under its credit facility, see Note 8—Debt for further detail on the Company’s credit facility. During the three months ended March 31, 2026, the Company incurred a net loss from continuing operations of approximately $31.7 million and used approximately $10.5 million of cash in operating activities.

During the three months ended March 31, 2026, the Company received net proceeds of approximately $7.4 million from the exercise of warrants, which contributed to its liquidity during the period.

The Company’s liquidity position has been supported by capital raising activities during 2025, including public offerings of equity securities and the issuance of convertible preferred stock, as well as proceeds received from warrant exercises during the three months ended March 31, 2026. In addition, the Company has access to financing arrangements, including an asset-based lending facility, which provides borrowing availability subject to a borrowing base. Management expects to fund operations through a combination of existing cash balances, proceeds from warrant exercises, borrowing availability under its credit facility, and its ability to manage discretionary expenditures. While the Company may pursue additional capital raising activities, such activities are not considered in management’s assessment of its ability to meet its obligations.

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Based on the Company’s current liquidity, including cash on hand, availability under its credit facility, and expected operating cash flows from its UAS platform, management believes that the Company will have sufficient liquidity to meet its obligations for at least twelve months from the date of issuance of these condensed consolidated financial statements. As of March 31, 2026, the Company’s net working capital was negative $40.6 million. However, after adjusting for the warrant liability, the Company’s net working capital was positive $24.3 million.

Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results for the three months ended March 31, 2026 are not necessarily indicative of the results for the full year ending December 31, 2026. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes for the years ended December 31, 2025 and 2024 included in the annual report on Form 10-K for the year ended December 31, 2025, filed with the SEC on April 15, 2026.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Note 3 - Summary of Significant Accounting Policies

The Company’s complete accounting policies are described in Note 3 to the Company’s audited consolidated financial statements and notes included in the annual report on Form 10-K for the year ended December 31, 2025.

Credit Risk and Concentrations

Financial instruments that subject the Company to credit risk consist principally of trade accounts receivable and cash and cash equivalents. The Company maintains its cash and cash equivalents primarily with high-credit-quality financial institutions in the United States. Cash balances maintained with financial institutions in the United States are generally in excess of federally insured limits. The Company mitigates its credit risk by limiting its exposure to any single financial institution and by monitoring the credit quality of its counterparties. The Company places its cash with financial institutions that have long-term credit ratings of at least A- or equivalent, as assigned by major credit rating agencies.

The Company performs certain credit evaluation procedures and does not require collateral for financial instruments subject to credit risk. The Company believes that credit risk is limited because the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for credit losses.

As of March 31, 2026 and December 31, 2025, the Company’s provision for credit losses related to its accounts receivable is immaterial. As of March 31, 2026 and December 31, 2025 the provision for credit losses of $2.1 million is related to a convertible promissory note receivable, which is fully reserved. There was no change in the provision for credit losses during the three months ended March 31, 2026.

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The customers from continuing operations who account for 10% or more of the Company’s revenue for the three months ended March 31, 2026 or 10% or more of the Company’s outstanding receivable balance as of March 31, 2026 are presented as follows:

	Percentage of revenues	Percentage of accounts receivable
Customer	Three Months Ended March 31, 2026	As of March 31, 2026
A	**	34%
B	12%	**

**	Represents less than 10% of the total for the respective period.

For the three months ended March 31, 2025, all revenue was generated by the Company’s Inpixon Business, which has been classified as discontinued operations.

The vendors from continuing operations who account for 10% or more of the Company’s purchases for the three months ended March 31, 2026 or 10% or more of the Company’s outstanding accounts payable balance as of March 31, 2026 are presented as follows.

	Percentage of purchases	Percentage of accounts payable
Vendor	Three Months Ended March 31, 2026	As of March 31, 2026
A	49%	40%
B	**	15%

**	Represents less than 10% of the total for the respective period.

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires public entities to provide enhanced disaggregation of certain expense categories presented on the income statement, including disclosure of specific types of expenses such as employee compensation, depreciation, and amortization. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its condensed consolidated financial statement disclosures.

Other recently issued accounting standards not yet effective are not expected to have a material impact on the Company’s condensed consolidated financial statements.

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Disaggregation of Revenue

Disaggregation of Revenue

Revenue presented for the three months ended March 31, 2026 represents revenue from continuing operations and excludes revenue from the Inpixon Business, which has been classified as discontinued operations. Revenue presented for the three months ended March 31, 2025 relates entirely to the Inpixon Business and has been reclassified to discontinued operations in the accompanying consolidated financial statements.

Revenues arise substantially from the Company’s UAS offerings through the following channels (in thousands):

For the Three Months Ended March 31, 2026
Wholesale	$16,471
Direct Sales	7,704
Retail	3,521
Total revenue	$27,696

Wholesale revenue represents sales through resellers and channel partners.

Direct sales revenue represents sales to enterprise, commercial, and governmental end customers, including public safety agencies, that utilize drones as part of their operations.

Retail revenue represents sales to consumers, including those transacted through the Company’s e-commerce platform, and revenues from the Company’s service center. Service center revenues are less than 10% of total retail sales.

Enterprise, commercial, and governmental customers may also purchase through the Company’s e-commerce platform; such transactions are classified as direct sales based on customer type.

Revenue is primarily generated in the United States; however, approximately 12% of total revenue for the three months ended March 31, 2026 was derived from a customer located in Poland. No other individual customer accounted for more than 10% of total revenue.

Note 5 – Unaudited Proforma Financial Information

As described in the notes to the financial statements included in the Company’s annual report on Form 10-K, on November 10, 2025, the Company acquired Drone Nerds, LLC and Anzu Robotics, LLC (collectively, the “Acquisition”).

The following unaudited pro forma consolidated financial information presents the combined results of operations of the Company and Drone Nerds as if the Acquisition had occurred on January 1, 2025. The pro forma financial information has been prepared for comparative purposes only and does not necessarily reflect the results of operations that would have occurred had the Acquisition been completed on that date, nor is it indicative of future results of operations.

The unaudited pro forma information reflects adjustments that are directly attributable to the acquisition and are factually supportable, including:

●	Incremental amortization expense related to identifiable intangible assets acquired;

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

●	Interest expense associated with acquisition-related indebtedness;

●	Conforming accounting policy adjustments, where applicable.

The pro forma financial information does not include any anticipated cost savings, operating synergies, or other integration effects of the acquisition.

The following unaudited pro forma consolidated financial information presents the combined results of continuing operations of the Company and Drone Nerds (in thousands, except per share amounts):

For the three months ending March 31, 2025

Revenues	$30,587
Net loss from continuing operations	$(7,294)
Net loss attributable to common stockholders from continuing operations	$(7,926)
Net loss per share – basic and diluted	$(2.34)
Weighted average common shares outstanding – basic and diluted	3,384,736

Note 6 - Goodwill and Intangible Assets

Goodwill

As of March 31, 2026 and December 31, 2025, the Company had goodwill of approximately $11.5 million related to the acquisition of Drone Nerds and included as a part of the UAS segment. There were no changes in the carrying amount of goodwill during the three months ended March 31, 2026, and no impairment indicators were identified.

Intangible Assets

Intangible assets consist primarily of patents, trade names and trademarks, and customer relationships acquired in the Drone Nerds acquisition. The following table presents intangible assets associated with continuing operations as of March 31, 2026 and December 31, 2025 (in thousands):

As of March 31, 2026:

	Gross Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted Average Useful Life
Patents	$468	$(215)	$253	8.6
Trade Names / Trademarks	4,000	(120)	3,880	12.6
Customer Relationships	5,200	(225)	4,975	8.6
Total	$9,668	$(560)	$9,108

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2025

	Gross Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted Average Useful Life
Patents	$468	$(207)	$261	8.8
Trade Names / Trademarks	4,000	(43)	3,957	12.9
Customer Relationships	5,200	(80)	5,120	8.9
Total	$9,668	$(330)	$9,338

Amortization expense for the three months ended March 31, 2026 and 2025 was approximately $0.2 million and $0.0 million, respectively.

The Company evaluates long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. No impairment indicators were identified during the three months ended March 31, 2026. The UAS segment, which contains materially all goodwill and intangibles, continued to be profitable for the three months ended March 31, 2026.

Note 7 - Other Balance Sheet Information

Prepaid expenses and other current assets

Prepaid expenses and other current assets as of March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	As of March 31, 2026	As of December 31, 2025
Vendor deposits	$4,909	$2,649
Prepaid expenses and other	1,779	1,340
Total prepaid expenses and other current assets	$6,688	$3,989

Inventories

Inventory as of March 31, 2026 and December 31, 2025 represents inventory on hand within the Drone Nerds (UAS) segment and consisted of the following (in thousands):

	As of March 31, 2026	As of December 31, 2025
Drones	$8,778	$7,725
Accessories	5,657	4,043
Service parts and components	4,978	3,632
Total inventories	$19,413	$15,400

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities as of March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	As of March 31, 2026	As of December 31, 2025
Bonuses and commissions	$1,212	$2,839
Compensation and benefits	898	996
Inventory received not invoiced	4,137	1,404
Other	632	926
Total accrued expenses and other current liabilities	$6,879	$6,165

Note 8 - Debt

Short-Term Debt	Maturity	March 31, 2026	December 31, 2025
Acquisition-Related Promissory Notes	11/10/2026	$5,931	$7,931
Asset-Based Revolving Line of Credit (Drone Nerds)	2/11/2029	4,638	—
Total Short-Term Debt		$10,569	$7,931

Interest expense on outstanding debt totaled approximately $0.2 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.

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

On March 31, 2026, the Company made a required aggregate principal payment of $2.0 million and aggregate accrued interest payment of approximately $0.2 million. The Notes require remaining scheduled principal repayments as follows:

●	$1.5 million in the aggregate due no later than June 30, 2026;

●	$1.5 million in the aggregate due no later than September 30, 2026; and

●	The remaining outstanding principal and accrued interest due on or before the one-year anniversary of the Notes.

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of March 31, 2026 and December 31, 2025, the aggregate outstanding principal balance of the Notes was approximately $5.9 million and $7.9 million, respectively.

Asset-Based Revolving Line of Credit (Drone Nerds)

On February 11, 2026, Drone Nerds, LLC and Anzu Robotics, LLC (collectively, the “Borrowers”) entered into a Credit Agreement with JPMorgan Chase Bank, N.A. (the “Lender”), (the “Credit Agreement”), providing for a secured revolving credit facility with aggregate commitments of up to $20.0 million, subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory (the “ABL Facility”). The ABL Facility matures on February 11, 2029.

As of March 31, 2026, the borrowing base was calculated to be approximately $12.7 million, and the Company had $4.6 million outstanding, with $8.1 million of remaining availability. Borrowings under the ABL Facility bear interest at Secured Overnight Financing Rate or a base rate, plus a margin of 2.0%, subject to adjustment in certain circumstances. The average unused commitment under the ABL Facility is subject to an unused commitment fee of 0.25% to 0.375%. Borrowings under the ABL Facility as of March 31, 2026 incurred interest at a weighted average of 5.8%.

The Credit Agreement is subject to a cash dominion arrangement, whereby funds deposited into any depository account of the borrower are swept into a blocked account with the Lender and shall be used to reduce amounts owed under the Credit Facility. Because of the nature of the cash dominion arrangement, borrowings under the Credit Agreement are classified as current liabilities despite a maturity date that is more than twelve-months from the balance sheet date.

The Credit Agreement is secured by substantially all of the assets of the Borrowers and certain affiliated guarantors. The Credit Agreement contains customary affirmative and negative covenants, including limitations on additional indebtedness, liens, asset sales, investments and restricted payments. The Borrowers are required to maintain a minimum Fixed Charge Coverage Ratio as of the end of any calendar month of no less than 1.0 to 1.0, subject to certain cure rights. Proceeds of the ABL Facility may be used for general corporate purposes, refinancing certain existing indebtedness and permitted investments.

Note 9 – Capital Structure

AUTHORIZED CAPITAL

The Company is authorized to issue 500,000,000 shares of common stock, $0.001 par value per share, and 5,000,000 shares of preferred stock, $0.001 par value per share. The Board of Directors is authorized to establish the rights, preferences and privileges of any series of preferred stock.

COMMON STOCK AND PREFERRED STOCK

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

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Upon conversion, the Company issued 1,721,980 shares of common stock and a pre-funded warrant with a $0.0001 exercise price to purchase 15,307,735 shares of common stock. The pre-funded warrant was issued in lieu of additional shares of common stock due to beneficial ownership limitations contained in the Series 10 Preferred Stock. The pre-funded warrant is immediately exercisable at an exercise price of $0.0001 per share. The pre-funded warrant was determined to be a liability-classified instrument under ASC 815 due to adjustment and settlement provisions and, as such, upon conversion, the Company recorded the pre-funded warrant liability at a fair value of $24.2 million based on the listed price of the Company’s common stock along with a reduction of additional paid-in-capital of $4.2 million for the difference between the carrying value of the preferred stock plus accrued and unpaid dividends.

WARRANTS

The following table summarizes the activity of warrants outstanding:

		Weighted
	Number of	Average
	Warrants	Exercise
Outstanding at January 1, 2026	25,213,417	$2.94

Conversion of Series 10 Preferred Stock to Pre-funded Warrants	15,307,735	$0.0001
Exercised	(3,963,408)	$2.00

Outstanding at March 31, 2026	36,557,744	$1.81

Exercisable at March 31, 2026	36,556,987	$1.81

Warrant Exercises

During the three months ended March 31, 2026, holders of certain warrants issued in connection with the Company’s 2025 public offerings exercised warrants to purchase an aggregate of 3,963,408 shares of the Company’s common stock, resulting in gross cash proceeds of approximately $7.9 million.

In connection with the solicitation of such warrant exercises, the Company paid commissions and other fees to a third party financial advisor of approximately $0.5 million. Net cash proceeds to the Company from these warrant exercises during the three months ended March 31, 2026 were approximately $7.4 million.

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

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

For the three months ended March 31, 2026, the Company reported a net loss. Accordingly, the Class B Units were excluded from the computation of diluted net loss per share because their assumed conversion would have been antidilutive. In periods of net income, the Class B Units would be evaluated for dilution under the if-converted method, which would require the addition of net income attributable to the noncontrolling interest and the inclusion of the underlying shares of common stock in the diluted weighted-average shares outstanding.

Note 10 - Stock Award Plans and Stock-Based Compensation

Legacy XTI adopted the 2017 Employee and Consultant Stock Ownership Plan, which was assumed by the Company in connection with the XTI Merger. The plan permits grants of stock options and other equity awards to employees, directors and consultants. As of March 31, 2026, no shares remain available for future issuance under the 2017 Plan.

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

As of March 31, 2026, there are no unvested Restricted Stock or Restricted Stock Units outstanding under the 2018 Plan.

The aggregate number of shares that may be awarded under the 2018 Plan as of March 31, 2026 was 80,105,687. As of March 31, 2026, 61,885,946 shares of common stock were available for future grant under the 2018 Plan, of which 57,209,296 shares are registered.

See below for a summary of the stock options granted under the 2011, 2017 and 2018 plans:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
	Number of	Exercise	Remaining	Value
	Options	Price	Life (Years)	(in millions)
Outstanding at January 1, 2026	15,941,550	$2.80	9.8	$—
Granted	2,709,865	$1.66
Forfeitures	(430,133)	$16.21
Outstanding at March 31, 2026	18,221,282	$2.31	9.5	$5.7
Exercisable at March 31, 2026	8,930,436	$2.62	9.2	$2.4

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended March 31, 2026, the Company granted 2,709,865 stock options under the 2018 Plan to employees, directors, and other service providers with exercise prices ranging from $1.43 to $1.92 per share.

The following assumptions were used in estimating the fair values of options awarded during the three months ended March 31, 2026:

Three Months Ended March 31, 2026
Fair value of common stock	$1.43 - $1.92
Exercise price	$1.43 - $1.92
Expected term	5.0 – 5.8 years
Volatility	134.52% - 149.33%
Risk-free interest rate	3.51% - 3.95%
Dividend yield	—%

Stock-based Compensation Expense

Stock-based compensation charges for the periods indicated below (in thousands) are as follows:

	Three Months Ended March 31,
	2026	2025
Research and development	$205	$162
Sales and marketing	382	16
General and administrative	4,260	277
Total	$4,847	$455

As of March 31, 2026, the total unrecognized compensation expense related to unvested awards was approximately $13.9 million, which the Company expects to recognize over an estimated weighted average period of 1.0 years.

Note 11 - Segments

The Company’s Chief Executive Officer (“CEO”), acting as the Chief Operating Decision Maker, or (“CODM”), regularly reviews and manages certain areas of its businesses, resulting in the Company identifying two reportable segments for the three months ended March 31, 2026: Unmanned Aircraft Systems (“UAS”) and Advanced Defense Systems (“ADS”). The Company manages and reports its operating results through these two reportable segments. This allows the Company to enhance its customer focus and better align its business models, resources, and cost structure to the specific current and future growth drivers of each business, while providing increased transparency to the Company’s shareholders.

For the three months ended March 31, 2025, the Company operated as one segment: Commercial Aviation, which included the TriFan 600 development program. As of early 2026, the TriFan 600 program has been paused and is no longer identified as an operating segment by management. Management determined that continued development of the TriFan 600 program would require substantial additional time and capital that it does not plan to allocate at this time.

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Given the strategic shift, as well as the addition of the UAS segment in the fourth quarter of the prior year, the Company did not recast the segment financial information for the three months ended March 31, 2025.

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

The ADS segment reflects a strategic shift away from the TriFan 600 program and toward nearer-term unmanned systems opportunities. Management determined that continued development of the TriFan 600 program would require substantial additional time and capital, and the Company therefore appointed new divisional leadership and redirected existing resources toward unmanned systems opportunities that it believes may offer nearer-term commercial applications. The ADS segment is focused on the design, development, and production of unmanned platforms for defense and commercial applications, with an emphasis on serving defense customers and supporting domestic procurement initiatives aligned with U.S. national security priorities.

The CODM evaluates segment performance primarily based on revenues, gross profit, and income (loss) from operations for the UAS segment, and research and development spending for the ADS segment. Unallocated operating expenses include costs that are not specific to a particular segment but are general to the group; included expenses incurred for administrative and accounting staff, public company costs, general liability and other insurance, accrued consulting fees and transaction bonuses relating to former Legacy Inpixon executives, professional fees and other similar corporate expenses. The UAS segment reflects results of Drone Nerds beginning in November 2025. There were no UAS segment operations during the three months ended March 31, 2025. Segment operating results are presented on a consolidated basis prior to the allocation of net income (loss) attributable to noncontrolling interests. Substantially all revenues and long-lived assets for continuing operations are located in the United States.

The following tables reflect the results of operations from our business segments for the periods indicated below (in thousands):

	Three Months Ended March 31, 2026
			Unallocated
	UAS	ADS	Costs	Total
Revenue	$27,696	$—	$—	$27,696
Cost of revenue	22,550	—	—	22,550
Gross Profit	5,146	—	—	5,146
Operating expenses
Research and development	48	1,149	—	1,197
Sales and marketing	1,426	9	928	2,363
General and administrative(1)	1,892	400	9,454	11,746
Other expenses(2)	222	8	—	230
Total operating expenses	3,588	1,566	10,382	15,536
Income (loss) from operations	$1,558	$(1,566)	$(10,382)	$(10,390)

(1)	Unallocated general and administrative costs primarily consist of stock compensation, personnel expenses, professional fees, and public company costs.

(2)	Other expenses include amortization of intangibles.

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2025
	Commercial Aviation	Unallocated Costs	Total
Operating expenses
Research and development	$1,124	$—	$1,124
Sales and marketing	53	222	275
General and administrative(1)	549	6,247	6,796
Other expenses(2)	8	—	8
Total operating expenses	1,734	6,469	8,203
Loss from operations	$(1,734)	$(6,469)	$(8,203)

(1)	Unallocated general and administrative costs primarily consist of stock compensation, personnel expenses, professional fees, and public company costs.

(2)	Other expenses include amortization of intangibles.

The reporting package provided to the Company’s CODM does not include the measure of assets by segment as that information isn’t reviewed by the CODM when assessing segment performance or allocating resources.

Note 12- Fair Value Measurements and Fair Value of Financial Instruments

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

Financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, warrant liability, line of credit, and notes payable. Cash and cash equivalents, accounts receivable and accounts payable are stated at their respective carrying amounts, which approximate fair value due to their short-term nature.

The change in fair value of the warrant liability is presented within ‘Change in fair value of warrant liability’ in the condensed consolidated statements of operations.

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

As of March 31, 2026, the significant assumptions used in the Black-Scholes model were as follows:

●	Stock price: $2.07

●	Exercise prices: $1.36 – $2.00

●	Expected volatility: 130%

●	Risk-free interest rate: 3.80% – 3.84%

●	Remaining term: 4.00 – 4.46 years

●	Dividend yield: 0%

Changes in these assumptions could result in a material change in the fair value of the warrant liability.

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Tables

As of March 31, 2026, the Company did not have any assets measured at fair value on a recurring basis. The Company’s liabilities measured at fair value consisted of the following at March 31, 2026:

	Fair Value at March 31, 2026
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$64,895	$—	$—	$64,895
Total liabilities	$64,895	$—	$—	$64,895

The table below provides a summary of changes in the estimated fair value of the Company’s Level 3 assets and liabilities:

Warrant Liability
Balance at January 1, 2026	$22,561
Pre-funded Warrants issued in connection Series 10 Preferred Stock conversion	24,186
Exercise of Warrants	(3,299)
Change in fair value	21,447
Balance at March 31, 2026	$64,895

Note 13 - Commitments and Contingencies

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

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

State of Texas Petition Against Anzu Robotics, LLC

In February 2026, the State of Texas filed a petition in the District Court of Collin County, Texas, against Anzu Robotics, LLC (“Anzu”), a subsidiary of the Company, alleging violations of the Texas Deceptive Trade Practices–Consumer Protection Act (“DTPA”) in connection with the marketing and sale of certain drone products. The petition seeks injunctive relief, civil penalties, and attorneys’ fees and costs. On April 24, 2026, the State of Texas filed a Motion for No-Answer Default Judgment, with a hearing scheduled for June 24, 2026 in the 429th District Court of Collin County, Texas. The Company is evaluating its response to the motion. In May 2026, the State of Texas also issued a civil investigative demand to Drone Nerds LLC pursuant to the DTPA. The Company cannot at this time predict the outcome of this matter or reasonably estimate a range of potential loss, if any.

State of Florida Subpoena to Anzu Robotics, LLC

In April 2026, the State of Florida issued a subpoena to Anzu Robotics, LLC (“Anzu”), a subsidiary of the Company, pursuant to the Florida Deceptive and Unfair Trade Practices Act in connection with the marketing and sale of certain drone products. The Company is engaged in preliminary discussions with the Florida Attorney General to attempt to resolve the matter cooperatively. The Company cannot at this time predict the outcome of this matter or reasonably estimate a range of potential loss, if any.

Assessment

The Company is unable to predict the ultimate outcome of these matters or reasonably estimate the amount of any potential loss, if any. Accordingly, no accrual has been recorded as of March 31, 2026. An adverse outcome in any of these matters could have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

Note 14 - Net Loss Per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted loss per share attributable to common stockholders (in thousands, except share and per share data):

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Net loss from continuing operations	$(31,746)	$(10,683)
Net loss from discontinued operations	(3,252)	(2,189)
Net loss	(34,998)	(12,872)
Less: Net (income) loss attributable to noncontrolling interest	(272)	—
Net loss attributable to XTI Aerospace, Inc.	(35,270)	(12,872)
Less: Preferred stock dividends	(42)	(29)

Net Loss Attributable to Common Stockholders	$(35,312)	$(12,901)

Net loss per share – basic and diluted:
Continuing operations	$(0.91)	$(3.16)
Discontinued operations	$(0.09)	$(0.64)
Net loss per share	$(1.00)	$(3.80)

Weighted Average Shares Outstanding Basic and Diluted	35,284,100	3,384,736

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net loss per share from continuing and discontinued operations is calculated based on net loss attributable to common stockholders. Preferred stock dividends are allocated to continuing and discontinued operations on a proportional basis.

The following weighted average potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Options	17,890,552	51,185
Warrants	38,771,472	65,774
Convertible Preferred Stock	946,097	2
Noncontrolling Interest – Class B Units	6,524,576	—
Total	64,132,697	116,961

Note 15 – Income Taxes

The income tax provision for the three months ended March 31, 2026 is $1.2 million, all included in results from discontinued operations. The income tax provision for the three months ended March 31, 2025 was immaterial.

The effective tax rate, inclusive of discrete items, was 0% and (0.12)%, respectively, which was driven by a combination of permanent adjustments related to partnership income, 162(m) compensation limitations, and acquisition costs and a valuation allowance.

The Company evaluated and considered all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for its deferred tax assets was needed. The deferred tax assets are composed primarily of net operating loss carryforwards. The Company determine that a full valuation allowance against all deferred tax assets was appropriate for the three months period ended March 31, 2026 and March 31, 2025.

Note 16 – Discontinued Operations

Disposition of the Inpixon Business

On February 3, 2026 (the “Signing Date” and “Closing Date”), the Company completed the disposition of its Inpixon Business pursuant to a Share Purchase and Transfer Agreement (the “SPA”) entered into with EVO 467. GmbH (the “Purchaser”). Pursuant to the SPA, the Company sold all of the shares of Inpixon GmbH for a purchase price of EUR 4,640,000 (approximately $5.5 million based on the exchange rate on the Signing Date).

Inpixon GmbH is the sole shareholder of Aware RTLS, Inc. and IntraNav GmbH. The Inpixon Business, which provides indoor positioning, real-time localization and sensor technology solutions, was conducted through Inpixon GmbH.

The purchase price of EUR 4,640,000 bears interest of 5% per annum from the Signing Date until the fourth anniversary of the Closing Date. The Company has the right (the “Unwind Option”) to require the Purchaser to transfer back all shares of Inpixon and its subsidiaries at any time during that fifteen (15) month period beginning on the first day of the thirty-seventh month following the Signing Date and continuing to the end of the fifty-second month following the Signing Date for no consideration by the Company. If exercised, all unpaid amounts of the purchase price will be forgiven. If not exercised within the specified period, the unpaid purchase price will also be forgiven.

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company evaluated the Unwind Option in accordance with ASC 810-10-40, Consolidation—Deconsolidation, and concluded that control of the Inpixon Business transferred to the Purchaser upon closing. Based on management’s evaluation of the facts and circumstances surrounding the transaction, including the Purchaser’s business plan and other qualitative considerations, the likelihood of exercise of the Unwind Option is considered remote. Additionally, the purchase price terms, including the potential forgiveness provisions, were also considered in the Company’s assessment of whether the transaction qualified for sale accounting. Finally, the Company has no continuing involvement in the operations of the Inpixon Business following the Closing Date. Accordingly, the transaction was accounted for as a complete sale and the Inpixon Business was derecognized as of the Closing Date.

The Company recorded the purchase price as a note receivable with fair value determined to be $4.2 million, as of the Closing Date, in the accompanying unaudited condensed consolidated balance sheets. As discussed above, the note receivable accrues interest at 5% per annum and matures on February 3, 2030. Subject to provisions discussed related to the Unwind Option, the note receivable may be forgiven. The Company determined the fair value of the note receivable based on the perceived credit risk of the counterparty and time value of money, going forward the note receivable will be evaluated for risk of credit loss and will not be remeasured.

Results of Discontinued Operations

The following table presents the results of discontinued operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ending March 31, 2026	Three Months Ending March 31, 2025
Revenues	$253	$484
Cost of revenues	56	149
Research and development	126	590
Sales and marketing	174	746
General and administrative	1,077	585
Impairment of goodwill and intangible assets	-	531
Other expense, net	-	72
Net loss, before tax	(1,180)	(2,189)
Income tax provision	(1,241)	-
Loss from discontinued operations, before disposition	$(2,421)	$(2,189)
Loss on sale of discontinued component	(831)	-
Net loss from discontinued operations	$(3,252)	$(2,189)

Net Loss Per Share, Basic and Diluted:
Discontinued Operations Before Disposition	$(0.03)	$(0.64)
Loss on Sale of Discontinued Component	$(0.06)	$-
Total Discontinued Operations	$(0.09)	$(0.64)
Weighted Average Shares Outstanding, Basic and Diluted	35,284,100	3,384,736

XTI AEROSPACE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Loss on Disposal

The estimated fair value of the purchase price to be received from the Purchaser as of the Closing Date was $4.2 million resulting in a loss on disposal of approximately $0.8 million during the three months ended March 31, 2026, which is included in discontinued operations. Additionally, as a result of the sale, the Company expects to owe income taxes in Germany, the Company recorded a tax provision of $1.2 million, including the loss from discontinued operations, for the three months ended March 31, 2026.

Cash Flows from Discontinued Operations

The following table presents the major classes of cash flows related to discontinued operations (in thousands):

	Three Months Ending March 31, 2026	Three Months Ending March 31, 2025
Net cash used in operating activities	$(144)	$(1,149)
Net cash used in investing activities	(695)	-
Net cash provided by (used in) financing activities	-	-
Total	$(839)	$(1,149)

Note 17 - Subsequent Events

The Company has evaluated events through the date of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to or disclosures in the consolidated financial statements.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q and with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC. In addition to our historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q, particularly in Part II, Item 1A, “Risk Factors.”

OVERVIEW OF BUSINESS

XTI Aerospace, Inc. is a U.S.-based aerospace company focused on unmanned aircraft systems and related services. The Company provides UAS solutions through a combination of product distribution and service offerings, including the sale and support of UAS platforms and related equipment, as well as operator training, program enablement, repair and maintenance, and other fleet lifecycle support for enterprise, public safety, government, and defense-related customers. Recently, the Company also started to design and develop unmanned platforms for defense and commercial applications.

The Company currently operates through two reportable segments:

●	Unmanned Aircraft Systems (“UAS”), which consists of its revenue-generating UAS solutions and services platform operated through XTI Drones Holdings, LLC, and

●	Autonomous Defense Systems (“ADS”), which reflects a strategic shift away from commercial aviation and toward building a core capability around the design, development, and production of unmanned platforms, with an emphasis on serving defense customers and supporting domestic procurement initiatives aligned with U.S. national security priorities

RECENT DEVELOPMENTS

Recent Strategic Transactions and Operating Profile

During the three months ended March 31, 2026, the Company completed the sale of its Inpixon Business, refer to Note 16—Discontinued Operations to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report. As a result, the Company’s financial statements reflect only continuing operations related to its UAS and ADS segments.

Following the November 2025 acquisition of Drone Nerds, the Company’s UAS platform represents its primary revenue-generating business. The results of operations for the three months ended March 31, 2026 reflect a full quarter of Drone Nerds activity, whereas the prior-year period does not, which impacts comparability between periods.

As a result of these transactions, our current operating profile differs materially from prior periods, and historical results may not be fully comparable. Accordingly, in addition to reviewing our GAAP results, management evaluates performance and allocates capital with an emphasis on:

●	Revenue growth and channel mix within the UAS platform.

●	Gross margin expansion through service attachment and lifecycle support.

●	Working capital efficiency and liquidity management.

●	Disciplined allocation of capital between UAS scaling initiatives and ADS development programs.

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

Advanced Technology and Manufacturing (ATM)

In addition to its two reportable segments, the Company is in the early stages of developing a domestic manufacturing and technology division (referred to as the ATM division) focused on building U.S.-based production capabilities for unmanned systems, components, and related technologies. The ATM division does not currently meet the criteria for a reportable segment under ASC 280 as it is in a pre-operational stage and has no discrete financial information reviewed by the CODM for purposes of resource allocation . The division’s mandate is to develop a domestically sourced supply chain designed to support compliance with applicable federal procurement and sourcing requirements, including Section 848 of the NDAA for unmanned aerial systems, addressing the growing demand from federal agencies, defense contractors, and enterprise customers for platforms and components that meet applicable government procurement requirements.

The ATM division is expected to pursue growth through manufacturing partnerships, co-development arrangements, targeted acquisitions of domestic production capacity, and strategic investments in U.S.-based technology and component suppliers. The Company believes that demand for compliant, domestically manufactured unmanned systems has accelerated as regulatory and procurement requirements around foreign-manufactured components have tightened, and that this environment may create an opportunity to develop manufacturing relationships and capabilities that support government and enterprise demand.

The ATM division has not yet generated any revenues, and its activities are at an early stage of development. The division’s ability to generate revenues will depend on its success in establishing manufacturing partnerships on acceptable terms, securing NDAA-compliant production capacity, and converting that capacity into customer relationships and contract awards, each of which is subject to significant uncertainty. There can be no assurance that manufacturing partnerships will be established on acceptable terms or that the division will generate revenues within the timeframe the Company anticipates, or at all.

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

Capital Allocation and Liquidity Strategy

During 2025, we completed multiple public offerings and a Series 10 Convertible Preferred Stock financing, which generated an aggregate of approximately $85.5 million in net proceeds, strengthening our liquidity and supporting our strategic initiatives, including the Drone Nerds acquisition and working capital stabilization. During the three months ended March 31, 2026, we received approximately $7.4 million in net proceeds from the exercise of warrants and entered into a $20.0 million asset-based revolving credit facility, subject to a borrowing base. The Company ended the most recent quarter with cash on hand of $15.2 million and $16.7 million as of March 31, 2026 and December 31, 2025. Our operating priorities are focused on:

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

Growth Strategy and Potential Acquisitions

As part of our growth strategy, we continue to evaluate potential acquisitions and strategic transactions that we believe could complement our UAS solutions platform, expand our capabilities in unmanned systems and domestic manufacturing, or strengthen our position with enterprise, government, and defense customers. We may from time to time engage in preliminary discussions or negotiations with potential acquisition targets or their representatives, conduct due diligence, and explore various transaction structures. There can be no assurance that any such discussions will result in a definitive agreement or a completed transaction.

We expect to fund potential acquisitions through a combination of available cash on hand, debt financing (which may include borrowings under our existing or new credit facilities, term loans or other debt instruments) and the issuance of our common stock or other equity or equity-linked securities, including equity interests in our subsidiaries. The specific terms and financing structure of any potential acquisition would depend on the size, nature, and strategic fit of the target, as well as prevailing market conditions at the time of any such transaction. Any acquisition financed in whole or in part with equity securities could result in dilution to our existing stockholders.

We may incur costs related to potential acquisitions, including legal, financial advisory, accounting, and due diligence expenses, regardless of whether any such transaction is ultimately consummated. Such costs could be material in the periods in which they are incurred.

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

The significant accounting policies of the Company are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” section of the Company’s annual report on Form 10-K for the year ended December 31, 2025. There have been no significant changes to the Company’s critical accounting policies and estimates.

RESULTS OF OPERATIONS

Overview and Comparability Considerations

The Company’s results of operations for the three months ended March 31, 2026 reflect a full quarter of operations from its UAS platform following the acquisition of Drone Nerds in November 2025, as well as the absence of the Inpixon Business following its disposition in February 2026.

The results of the Inpixon Business have been presented as discontinued operations for all periods presented. As a result, the Company’s results from continuing operations for the three months ended March 31, 2025 do not reflect the current scale of the Company’s UAS operations, and period-to-period comparisons may not be indicative of future performance.

Key Drivers of Operating Results

The Company’s operating results are primarily driven by the performance of its UAS platform, including revenue growth, product and channel mix, service attachment rates, and inventory availability.

Gross margins are influenced by product mix, pricing, vendor costs, and the relative contribution of higher-margin service offerings. The Company continues to focus on expanding service-based revenue and improving margin consistency.

Operating expenses reflect investments in scaling the UAS platform, as well as ongoing development costs associated with the ADS program. General and administrative expenses also include public company costs and stock-based compensation, which may vary period to period.

Other income (expense) may be impacted by changes in the fair value of certain financial instruments, interest expense, and other non-operating items, which can introduce variability that is not directly related to core operating performance.

Three Months Ended March 31, 2026 compared to the Three Months Ended March 31, 2025

The following table sets forth selected consolidated financial data and as a percentage of period-over-period change:

	Three Months Ended March 31,
	2026	2025	$	%
(in thousands, except percentages)	Amount	Amount	Change	Change*
Revenues	$27,696	$-	$27,696	** %
Cost of revenues	22,550	-	22,550	** %
Gross profit	5,146	-	5,146	** %
Operating expenses	15,536	8,203	7,333	89%
Loss from operations	(10,390)	(8,203)	(2,187)	27%
Other expense, net	(21,356)	(2,495)	(18,861)	756%
Provision for income taxes	-	15	(15)	-100%
Net loss from continuing operations	$(31,746)	$(10,683)	$(21,063)	197%

**	Comparisons between positive and negative numbers and with a zero are not meaningful.

Revenues

Revenues for the three months ended March 31, 2026 were $27.7 million, reflecting revenue generated by our UAS solutions platform following the acquisition of Drone Nerds in November 2025.

There were no revenues for the three months ended March 31, 2025.

Cost of Revenues and Gross Profit

Cost of revenues for the three months ended March 31, 2026 were $22.6 million, resulting in gross profit of $5.1 million and a gross margin of approximately 19%. The gross margin reflects the product mix and operating model of the UAS distribution and services business, which includes hardware sales, accessories, and related support services.

There were no revenues or cost of revenues for the three months ended March 31, 2025.

Future gross margin performance will be influenced by product mix, service attachment rates, pricing discipline, vendor cost dynamics, and channel mix.

Operating Expenses

Operating expenses for the three months ended March 31, 2026 were $15.5 million, an increase of $7.3 million, or 89%, compared to $8.2 million for the comparable period ended March 31, 2025.

This increase was due primarily to increased personnel-related expenses, including stock-based compensation, and operating expenses incurred at the Drone Nerds business which was acquired in the fourth quarter of 2025 and therefore has no activity reflected in the three months ended March 31, 2025.

Other Expense, net

Other expense, net for the three months ended March 31, 2026 was $21.4 million compared to $2.5 million for the comparable period in the prior year.

The expense of $21.4 million for the three months ended March 31, 2026 was primarily attributable to the change in fair value of the warrant liability.

The expense of $2.5 million for the three months ended March 31, 2025 was primarily attributable to (i) $0.4 million loss on extinguishment of debt due to the full repayment of the Streeterville promissory notes before the maturity date, and (ii) $2.0 million of financing costs incurred relating to the issuance of warrants in connection with the March Offering.

Provision for Income Taxes

The provision for income tax for the three months ended March 31, 2026 and 2025 was immaterial. As the Company has a history of recognizing a net taxable loss, the Company records a valuation allowance against substantially all deferred tax assets.

Segment Results of Operations

Beginning in early 2026, the Company operates through two reportable segments: UAS and ADS. The UAS segment reflects the operations of Drone Nerds beginning on November 10, 2025, while the ADS segment is now building a core capability around the design, development, and production of unmanned platforms, with an emphasis on serving defense customers and supporting domestic procurement initiatives aligned with U.S. national security priorities.

UAS Segment

For the three months ended March 31, 2026, the UAS segment generated revenue of approximately $27.7 million and gross profit of approximately $5.1 million. Operating expenses for the UAS segment consisted primarily of sales and marketing expenses associated with distribution activities and general and administrative expenses required to support the operations of Drone Nerds following the acquisition.

ADS Segment

For the three months ended March 31, 2026, the ADS segment did not generate revenue. Operating expenses for this segment consisted primarily of research and development costs related to unmanned platforms, with an emphasis on serving defense customers and supporting domestic procurement initiatives aligned with U.S. national security priorities, as well as general corporate expenses supporting ongoing efforts.

Discontinued Operations

During December 2025, the Company committed to a plan to dispose of its Inpixon Business and initiated an activity process to identify a buyer. The Company completed the sale of its Inpixon Business on February 3, 2026 for total consideration of approximately $5.5 million. The Inpixon Business is presented as discontinued operations for all periods presented.

Loss from discontinued operations was $3.3 million and $2.2 million for the three months ended March 31, 2026 and 2025, respectively. Loss from discontinued operations for the three months ended March 31, 2026 includes a loss of $0.8 million recognized upon closing of the sale, and $1.2 million in income tax expense related to estimated taxes due in foreign jurisdictions as a result of the sale.

The disposition of the Inpixon Business represents a strategic shift that allows the Company to focus its resources on its core UAS and aerospace development operations.

Unaudited Pro Forma Financial Information (Supplemental)

The Company completed its acquisition of a controlling interest in Drone Nerds on November 10, 2025, as such the consolidated results for the three months ended March 31, 2025 do not include the results of operations. The following unaudited pro forma combined financials presents the combined results of operations of the Company and the acquired business as if the acquisition had occurred on January 1, 2025, the beginning of the earliest period presented. The pro forma financial information has been prepared for comparative purposes only and does not necessarily reflect the results of operations that would have occurred had the acquisition been completed on that date, nor is it indicative of future operating results of operations.

The pro forma results reflect adjustments that are directly attributable to the acquisition and are factually supportable, including:

●	Incremental amortization expense related to identifiable intangible assets acquired;

●	Interest expense associated with acquisition-related indebtedness;

●	Conforming accounting policy adjustments, where applicable.

The unaudited pro forma financial information does not include any anticipated cost savings, operating synergies, or other integration effects of the acquisition.

Pro Forma Non-GAAP Measure

We also present Pro Forma EBITDA, Pro Forma Adjusted EBITDA and Pro Forma Adjusted EBITDA Margin, all non-GAAP measures. Management defines Pro Forma EBITDA as pro forma net loss before interest, income taxes, depreciation and amortization. Pro Forma Adjusted EBITDA is defined as Pro Forma EBITDA further adjusted for certain items including, (i) non-cash stock based compensation expense; (ii) severance and restructuring charges; (iii) changes in fair value of warrant liabilities; and (iv) selected charges that are unusual or non-recurring. Pro Forma Adjusted EBITDA Margin is defined as Pro Form Adjusted EBITDA as a percentage of pro forma revenue.

The Company believes that EBITDA and Adjusted EBITDA financial measures assist our board of directors, management, investors, and lenders in comparing our operating performance and establishing operational goals on a consistent basis across periods by removing the effects of our capital structure and other items that impact the comparability of financial results from period to period. We present EBITDA and Adjusted EBITDA because we believe they provide useful information regarding the factors and trends affecting our business in addition to measures calculated under GAAP.

These non-GAAP financial measures may not be computed in the same manner as similarly titled measures used by other companies. The calculation of Pro Forma EBITDA, Pro Forma Adjusted EBITDA, and Pro Forma Adjusted EBITDA Margin are included in the table below.

The following unaudited pro forma combined financial information presents the combined results of operations of the Company and Drone Nerds as if the acquisition had occurred on January 1, 2025:

	Three Months Ended March 31,
	2026	2025	$	%
(in thousands, except percentages)	Amount	Amount	Change	Change*
Revenues	$27,696	$30,587	$(2,891)	(9)%
Cost of revenues	22,550	23,359	(809)	(3)%
Gross profit	5,146	7,228	(2,082)	(29)%
Operating expenses	15,536	11,581	3,955	34%
Loss from operations	(10,390)	(4,353)	(6,037)	139%
Other expense, net	(21,356)	(2,927)	(18,429)	630%
Provision for income taxes	-	15	(15)	(100)%
Pro forma net loss from continuing operations	$(31,746)	$(7,265)	$(24,481)	337%
Reconciliation of Pro Forma EBITDA and Pro Forma Adjusted EBITDA
Pro form net loss from continuing operations	(31,746)	(7,265)
Interest expense, net	154	663
Income tax benefit	-	(15)
Depreciation and amortization	279	257
Pro Forma EBITDA	$(31,313)	$(6,360)	(24,953)	392%
Change in fair value of warrant liability	21,447	(503)
Severance and restructuring charges	263	-
Stock-based compensation expense	4,675	412
Selected charges that are unusual or non-recurring	-	2,781 (1)
Pro Forma Adjusted EBITDA	$(4,928)	$(3,670)	$(1,258)	34%

Pro forma Margins:
Gross margin	19%	24%
Pro Forma Adjusted EBITDA Margin	(18)%	(12)%

(1)	Includes warrant issue expense, change in fair value of investment, and loss on extinguishment of debt

Interpretation of Pro Forma Results

For the three months ended March 31, 2026, revenue was $27.7 million, down 9% from $30.6 million in the same period of 2025. The decrease was mainly due to timing differences in sales between the two periods. In late 2024, supply constraints delayed some product deliveries, causing sales that would normally have occurred in 2024 to shift into the first quarter of 2025, making that period unusually strong. In contrast, demand increased in late 2025 ahead of expected FCC regulations on foreign-made drones, which pulled some sales forward from the first quarter of 2026 into 2025, making the first quarter of 2026 comparatively weaker.

Gross profit for the three months ended March 31, 2026 was $5.1 million, or 19% of revenue, compared to $7.2 million, or 24% of revenue, in the same period of 2025. The decline was primarily due to unusually strong margins in the first quarter of 2025, when limited product availability from earlier supply constraints allowed the Company to sell inventory at higher margins and focus on higher-margin sales as products became available.

Operating expenses for the three months ended March 31, 2026 were $15.5 million, compared to pro forma operating expenses of $11.6 million for the three months ended March 31, 2025. The increase reflects continued investment in personnel and public company costs. Operating expenses primarily consist of stock compensation, personnel expenses, professional fees, and public company costs.

The Company recognized a loss from continuing operations of $31.7 million for the three months ended March 31, 2026, compared to a pro forma loss from continuing operations of $7.3 million for the three months ended March 31, 2025. Loss from continuing operations includes a $21.4 million loss on the remeasurement of warrant liabilities and stock based compensation expense of $4.8 million for the three months ended March 31, 2026, compared to a gain on the remeasurement of warrant liabilities of $0.5 million and pro forma stock based compensation expense of $0.4 million for the three months ended March 31, 2025.

Pro Forma EBITDA was ($31.3 million) and ($6.4 million) for the three months ended March 31, 2026 and 2025, respectively, and Pro Forma Adjusted EBITDA was ($4.9 million) and ($3.7 million) for the three months ended March 31, 2026 and 2025, respectively. Pro Forma Adjusted EBITDA Margin for the same periods was (18%) and (12%), respectively. The change in these measures is a result of the above-mentioned factors.

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of March 31, 2026 and December 31, 2025, the Company had cash and cash equivalents of approximately $15.2 million and $16.7 million, respectively, and working capital (deficit) of approximately ($40.6 million) and $4.2 million, respectively. Working capital as of March 31, 2026 and December 31, 2025, includes derivative warrant liabilities of approximately $64.9 million and $22.6 million, respectively. These instruments are non-cash financial liabilities that are required to be measured at fair value under GAAP and do not represent contractual cash obligations. Excluding these derivative warrant liabilities, working capital would have been approximately $24.3 million and $26.8 million as of March 31, 2026 and December 31, 2025, respectively. Absent changes in warrant liabilities, there were no material changes to current assets or current liabilities as of March 31, 2026 compared to December 31, 2025.

The Company’s liquidity is primarily supported by cash on hand, operating cash flows from its UAS platform, and availability under its asset-based revolving credit facility.

Recent Developments

During the three months ended March 31, 2026:

●	The Company received approximately $7.4 million in net proceeds from the exercise of warrants

●	The Company completed the disposition of the Inpixon Business in February 2026

●	The Company entered into a $20.0 million asset-based revolving credit facility, subject to a borrowing base

Credit Facility

In February 2026, the Company entered into a secured asset-based revolving credit facility providing for borrowings of up to $20.0 million, subject to a borrowing base of eligible accounts receivable and inventory. The facility matures on February 11, 2029 and is intended to support working capital and general corporate purposes.

As of March 31, 2026, the borrowing base was calculated to be $12.7 million, and the Company had $4.6 million outstanding, with approximately $8.1 million of remaining availability.

The Credit Agreement is subject to a cash dominion arrangement, whereby funds deposited into any depository account of the borrower are swept into a blocked account with the Lender and shall be used to reduce amounts owed under the Credit Facility. Because of the nature of the cash dominion arrangement, borrowings under the Credit Agreement are classified as current liabilities despite a maturity date that is more than twelve-months from the balance sheet date.

Liquidity Outlook

The Company’s liquidity strategy is focused on maintaining sufficient operating capital to support its enterprise drone distribution business while continuing to develop unmanned platforms for defense and commercial applications. Near-term liquidity is expected to be supported by cash on hand, operating cash flows from the Drone Nerds business, and availability under the Company’s asset-based revolving credit facility. The Company does not currently expect to require additional capital to support the ordinary-course operating needs of the Drone Nerds business. However, the Company may seek additional capital in the future to support strategic acquisitions and the development of its advanced systems and domestic manufacturing initiatives.

Management believes that the Company’s existing cash balances, expected operating cash flows, and availability under its credit facility will be sufficient to meet its obligations for at least the next twelve months from the date of issuance of these financial statements.

Cash Requirements

Contractual Obligations and Commitments

The Company’s contractual obligations consist primarily of operating lease liabilities, short-term debt and acquisition-related promissory notes, and vendor commitments incurred in the ordinary course of business.

As of March 31, 2026, total operating lease liabilities were approximately $1.7 million, of which approximately $0.7 million is expected to be paid in the next twelve months. As of March 31, 2026, the Company had acquisition-related promissory note obligations of $5.9 million, representing scheduled principal payments due within one year. As of March 31, 2026, the Company had $4.6 million drawn on its credit facility, which matures on February 11, 2029.

The Company also maintains customary vendor purchase commitments associated with inventory procurement and operating agreements within its Drone Nerds distribution business. These commitments are generally short-term in nature and consistent with normal operating requirements.

Customer Deposits

As of March 31, 2026, customer deposits totaled approximately $2.5 million. Customer deposits consist of (i) refundable and conditional deposits received in connection with aircraft pre-orders and (ii) advance payments received in the ordinary course of business from customers of the Drone Nerds distribution operations. Aircraft-related deposits are generally refundable until a definitive purchase agreement is executed. If a significant number of customers request refunds, it could adversely impact liquidity.

Deposits received in the Drone Nerds business are typically short-term in nature and relate to standard commercial sales arrangements, including advance payments for inventory orders. These deposits are recognized as revenue upon transfer of control of the related goods.

Risks and Uncertainties

As of March 31, 2026, the Company’s liquidity position reflects cash on hand, operating cash flows from its UAS platform, and availability under its asset-based revolving credit facility. While the Company expects the Drone Nerds operations to contribute positive operating cash flows, its results remain subject to variability in sales volumes, gross margins, inventory turnover, and broader market conditions affecting demand in the enterprise and commercial drone markets, as well as risks associated with the integration of acquired operations.

As of March 31, 2026, the Company had approximately 21 million outstanding warrants with an exercise price ranging from $1.36 to $2.19 per share. If fully exercised for cash, these warrants would provide aggregate gross proceeds of approximately $41.9 million; however, exercise is at the discretion of the holders and dependent on market conditions. These amounts exclude prefunded warrants and warrants that management does not expect to be redeemed due to the exercise price. During the three months ended March 31, 2026, certain warrant holders exercised warrants, resulting in net proceeds of approximately $7.4 million. The timing and extent of any future warrant exercises are not within the Company’s control.

The Company has incurred historical operating losses and negative cash flows from operations and expects to continue to incur losses as it invests in the growth of its UAS and ADS platform. The Company has currently paused development activities related to the TriFan 600 aircraft program. Any future resumption of development activities related to the TriFan 600 program would be expected to require additional capital. Management may continue to pursue a range of potential funding alternatives, including equity or debt financing, strategic partnerships, joint ventures, government incentives and other potential sources of capital in connection with any such future resumption.

Historical Cash Flows

The Company’s net cash flows used in operating, investing and financing activities for the three months ended March 31, 2026 and 2025 and certain balances as of the end of those periods are as follows (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(10,454)	$(15,242)
Net cash (used in) provided by investing activities	(825)	(45)
Net cash provided by financing activities	9,512	19,173
Effect of foreign exchange rate changes on cash	33	17
Net increase in cash and cash equivalents	$(1,734)	$3,903

	As of March 31, 2026	As of December 31, 2025
Cash and cash equivalents	$15,185	$16,696
Working capital (deficit)	$(40,614)	$4,220

Operating Activities for the three months ended March 31, 2026

Net cash used in operating activities was approximately $10.5 million for the three months ended March 31, 2026.

Included in operating cash flows for the three months ended March 31, 2026 is approximately $0.1 million of cash used in operating activities related to discontinued operations (Inpixon Business). Excluding discontinued operations, net cash used in operating activities from continuing operations was approximately $10.3 million. Additional information regarding cash flows from discontinued operations is included in Note 16 – Discontinued Operations.

Cash used in operating activities during three months ended March 31, 2026 was primarily driven by the Company’s consolidated net loss of $35.0 million, adjustments for non-cash items of approximately $27.3 million and changes in working capital resulting in a net use of cash of approximately $2.8 million. The largest cash operating expenses include costs of goods sold and personnel related costs. The changes in working capital are primarily driven by increases in inventory and prepaid and other current assets, as well as a reduction in accounts payable, partially offset by a decrease in accounts receivable and increase in accrued liabilities. The quarter’s working capital activity reflects the integration of the Drone Nerds acquisition in the fourth quarter.

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

Operating Activities for the three months ended March 31, 2025

Net cash used in operating activities for the three months ended March 31, 2025 was approximately $15.2 million, primarily driven by the Company’s net loss and changes in working capital. Included in operating cash flows for the three months ended March 31, 2025 is approximately $1.1 million of cash used in operating activities related to discontinued operations. Excluding discontinued operations, net cash used in operating activities from continuing operations was approximately $14.1 million.

Cash used in operating activities during three months ended March 31, 2025 was primarily driven by the Company’s consolidated net loss of $12.9 million, adjustments for non-cash items, of approximately $3.2 million and changes in working capital resulting in a net use of cash of approximately $5.6 million. The largest cash operating expenses for the three months ended March 31, 2025 were professional services, personnel related costs, and legal fees. The increase in working capital was primarily driven by a decrease in accrued liabilities, related to transaction and employee bonuses and consulting fees, and accounts payable, as well as increases in prepaid and other current assets.

Cash Flows from Investing Activities as of March 31, 2026 and 2025

Net cash flows used in investing activities during the three months ended March 31, 2026 was approximately $825,000, which included $694,000 of cash used in investing activity from discontinued operations.

Net cash flows used in investing activities during the three months ended March 31, 2025 was approximately $45,000.

Cash Flows from Financing Activities as of March 31, 2026 and 2025

Net cash flows from financing activities during the three months ended March 31, 2026 was approximately $9.5 million. During the three months ended March 31, 2026, the Company received incoming cash flows of $7.4 million from the exercise of warrants, net of commission and advisory fees, and had net borrowings on its credit facility of $4.6 million, offset by $2.0 million of principal paid on the promissory note entered into in connection with the Drone Nerds Acquisition and $0.6 million of debt issuance costs associated with the credit facility.

Net cash flows from financing activities during the three months ended March 31, 2025 was approximately $19.2 million. During the three months ended March 31, 2025, the Company received incoming cash flows of $21.7 million from the sale of common stock and warrants via two public offerings, as well as $1.7 million from the now expired ATM. During the three months ended March 31, 2025, the Company paid $2.7 million to fully settle two outstanding promissory note obligations and $1.4 million to redeem the remaining outstanding Series 9 Preferred Stock.

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

We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the Effectiveness of Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings as defined by Item 103 of Regulation S-K, to which we are a party or of which any of our property is the subject, other than ordinary routine litigation incidental to the Company’s business and as described in Note 13 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report under the heading “Litigation.”

There are no proceedings in which any of the directors, officers or affiliates of the Company, or any registered or beneficial holder of more than 5% of the Company’s voting securities, is an adverse party or has a material interest adverse to that of the Company.

Item 1A. Risk Factors

We are subject to various risks and uncertainties that may materially harm our business, prospects, financial condition and results of operations. An investment in our common stock and other securities is speculative and involves a high degree of risk. In addition to the risk factors set forth below and the other information set forth in this Form 10-Q, you should carefully consider the risk factors disclosed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on April 15, 2026, which report is incorporated by reference herein, all of which could materially affect our business, financial condition and future results.

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

Risks Related to Our Financial Condition, Liquidity and Capital Resources

We intend to pursue additional acquisitions as part of our growth strategy, which involve significant risks and may not achieve the anticipated benefits.

As part of our growth strategy, we intend to pursue acquisitions of businesses, technologies, or assets to expand our UAS solutions platform, strengthen our capabilities in unmanned systems development, and support the buildout of our domestic manufacturing operations. We may from time to time be engaged in discussions or negotiations regarding potential acquisition opportunities. There can be no assurance that we will identify suitable acquisition candidates, negotiate acceptable terms, obtain financing on favorable terms or at all, receive any required regulatory approvals, or complete any such transaction. We may incur material costs related to potential acquisitions, including legal, financial advisory, accounting, and due diligence expenses, regardless of whether any such transaction is consummated.

We expect to fund potential acquisitions through a combination of available cash on hand, debt financing, which may include borrowings under our existing asset-based revolving credit facility or new credit facilities, and the issuance of our common stock or other equity or equity-linked securities, including equity interests in our subsidiaries. Any acquisition financed in whole or in part with equity securities could result in dilution to our existing stockholders. Acquisition-related indebtedness could reduce our available working capital and financial flexibility. See "— We may not be able to successfully integrate the business and operations of Drone Nerds or other entities that we have acquired or may acquire in the future" for additional risks related to the integration of acquired businesses.

In connection with the disposition of our Inpixon Business, we received consideration in the form of a note receivable that is subject to forgiveness provisions and an Unwind Option, and we may not collect the full amount of the note receivable.

On February 3, 2026, we completed the disposition of our former Industrial IoT / Real-Time Location Systems operations (the “Inpixon Business”) for a purchase price of EUR 4,640,000 (approximately $5.5 million), payable over time and bearing interest at 5% per annum. We recorded the note receivable at an estimated fair value of approximately $4.2 million as of the closing date.

The note receivable is unsecured and subject to features that may result in our receiving less than the stated purchase price, including (i) our right (the “Unwind Option”) to require the purchaser to transfer back the Inpixon Business for no consideration during a specified window beginning thirty-seven months after closing, in which case any unpaid amounts of the purchase price will be forgiven, (ii) automatic forgiveness of any unpaid portion of the purchase price if the Unwind Option is not exercised within the specified window, and (iii) the credit risk of the purchaser, a privately held foreign entity over which we have limited visibility. If we are unable to collect amounts owed under the note receivable, are required to record additional credit loss reserves or impairment charges, or exercise the Unwind Option and incur losses or liabilities upon the return of the Inpixon Business, our financial condition and results of operations could be adversely affected.

Risks Related to Our Commercial Drone Solutions Division (UAS Business)

The nature of our UAS business involves significant risks and uncertainties, including product liability exposure, that may not be covered by insurance or indemnification.

Our UAS business involves significant operational and legal risks and uncertainties, and insurance or indemnification may not be available in all circumstances. We develop, distribute, service and support drones and other electronic products. As a result, claims could be brought against us if the use or misuse of one of the products we sell, service or develop causes, or merely appears to have caused, personal injury, death or property damage. In addition, defects, errors or failures in our products or services could lead to other potential life, health and property risks.

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

Risks Related to Our Autonomous Defense Systems Division

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

The Company’s investment in the ADS division is subject to ongoing evaluation by management and the Board of Directors based on the division’s ability to achieve key operational and commercial milestones, including securing development contracts, establishing strategic partnerships, and demonstrating a credible path to revenue generation. If the ADS division fails to achieve sufficient progress toward these objectives within the timeframes management considers reasonable, the Company may determine to significantly reduce investment in the division, restructure its operations, or discontinue the division entirely. Any such determination could result in asset impairments, restructuring charges, employee severance costs, and the loss of the Company's investment in the division to date, including the ADS division’s allocated assets, and could materially adversely affect our business, financial condition, and results of operations. There can be no assurance that the Company will continue to fund the ADS division at current or anticipated levels.

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

Risks Related to Our Advanced Technology and Manufacturing Division

Our Advanced Technology and Manufacturing division is in an early stage of development and has not generated revenues, and we may not successfully develop U.S.-based production capabilities for NDAA-compliant unmanned systems components and technologies, and we may discontinue such division.

Our Advanced Technology and Manufacturing (“ATM”) division plans to develop U.S.-based production for NDAA-compliant unmanned systems components and technologies to serve the growing demand for domestically sourced unmanned systems across defense and enterprise markets. The ATM division is in an early stage of development and has not generated revenues. There can be no assurance that we will successfully develop domestic production capabilities on the timelines we anticipate, or at all. Our ability to do so will depend on a number of factors, including site selection, facility build-out, equipment procurement, supply chain qualification, workforce recruitment, and process validation, each of which is subject to delays, cost overruns, and execution risk. If we are unable to develop a viable production platform, we may be unable to generate revenues from the ATM division or to realize a return on our investment in this initiative.

The Company’s investment in the ATM division is subject to ongoing evaluation by management and the Board of Directors based on the division’s ability to achieve key operational and commercial milestones, including establishing manufacturing partnerships on acceptable terms, securing NDAA-compliant production capacity, and demonstrating a credible path to revenue generation. If the ATM division fails to achieve sufficient progress toward these objectives within the timeframes management considers reasonable, the Company may determine to significantly reduce investment in the division, restructure its operations, or discontinue the division entirely. Any such determination could result in asset impairments, the write-off of capitalized development costs, if any, employee severance costs, if any, early termination of manufacturing partnerships or facility commitments, and the loss of the Company’s investment in the division to date, including the ATM division’s allocated assets, and could materially adversely affect our business, financial condition, and results of operations. There can be no assurance that the Company will continue to fund the ATM division at current or anticipated levels, or that the division will successfully establish manufacturing capabilities or generate revenues on the timeline anticipated, or at all.

We may be unable to establish manufacturing partnerships or arrangements necessary to support the ATM division's growth on acceptable terms, or at all.

The development of U.S.-based production capabilities for NDAA-compliant unmanned systems components may require us to enter into manufacturing partnerships, supply arrangements, joint ventures, contract manufacturing relationships, or other commercial arrangements with third parties. We may be unable to identify, negotiate, or maintain such relationships on commercially reasonable terms, or at all. If we are unable to establish or maintain manufacturing partnerships necessary to support the ATM division, we may be required to develop in-house manufacturing capabilities, which would require additional capital investment and time, or we may be unable to bring ATM division products to market on the timelines we anticipate, or at all.

Our ability to compete in the market for domestically sourced unmanned systems components depends on our ability to achieve and maintain NDAA compliance and other federal procurement and sourcing certifications, which is uncertain.

The market opportunity for our ATM division depends substantially on the ability of our products to qualify as NDAA-compliant or otherwise satisfy federal procurement and sourcing requirements applicable to defense, government, and enterprise customers. The standards governing these certifications and eligibility determinations are complex, evolving, and subject to interpretation by government agencies. We may be unable to obtain or maintain required certifications or eligibility determinations on commercially reasonable terms, within anticipated timeframes, or at all. Any failure or delay in obtaining or maintaining these qualifications, or any change in the underlying standards, could limit the addressable market for our ATM division's products and adversely affect our business, financial condition and results of operations.

Demand for our ATM division’s products will depend on continued U.S. government policy support for domestic sourcing of unmanned systems components, and changes in such policies could materially reduce our addressable market.

The market for domestically sourced unmanned systems components is influenced by U.S. government policies favoring domestic manufacturing and supply chain security, including procurement preferences, NDAA compliance mandates, tariffs on foreign-manufactured components, and similar measures. Any reduction, repeal, or material change in these policies, or any change in the strategic priorities of the U.S. government with respect to domestic sourcing of unmanned systems components, could materially reduce demand for our ATM division's products and adversely affect our business, financial condition and results of operations.

The development and operation of U.S.-based manufacturing capabilities will require substantial capital investment, and we may be unable to obtain the financing necessary to fund our ATM division's growth.

Developing U.S.-based manufacturing capabilities is capital-intensive and may require substantial investment in facilities, equipment, inventory, qualified personnel, and working capital before the ATM division generates meaningful revenues. We may be required to raise additional capital through debt or equity financings, strategic partnerships, government incentives, or other sources to fund the development and operation of the ATM division. There can be no assurance that such financing will be available on acceptable terms, or at all. If we are unable to obtain sufficient financing, we may be required to delay, reduce or modify our ATM development plans, which could adversely affect our ability to compete in the market for domestically sourced unmanned systems components.

If and when our ATM division commences manufacturing operations, it will be subject to operational risks inherent in manufacturing, and any failure to manage these risks effectively could adversely affect our business.

If and when our ATM division commences manufacturing operations, it will be subject to a range of operational risks inherent in advanced manufacturing, including equipment failures, quality control issues, production yield variability, raw material and component shortages, workplace safety incidents, environmental compliance obligations, and labor disruptions. The successful operation of a manufacturing facility also requires personnel with specialized expertise in advanced manufacturing, quality engineering, supply chain management, and regulated production environments, and competition for such personnel is significant. Any failure to manage these operational and personnel-related risks effectively could increase our costs, delay deliveries, expose us to liability, or impair our ability to satisfy customer requirements, any of which could materially adversely affect our business, financial condition and results of operations.

Our ATM division may face significant competition from established domestic manufacturers and other entrants, which could limit our ability to win customer commitments or achieve targeted production volumes.

The market for domestically sourced unmanned systems components includes established domestic manufacturers, vertically integrated defense primes, and other new entrants, many of which have substantially greater resources, manufacturing experience, customer relationships, and past performance records than we do. Our ability to compete will depend on our ability to differentiate on product performance, compliance, cost, scalability, and customer service, none of which is assured. If we are unable to compete effectively, we may be unable to win customer commitments or achieve targeted production volumes, which could adversely affect our business, financial condition and results of operations.

Risks Related to Legal, Regulatory and General Business Operations

Adverse judgments or settlements in legal proceedings, and regulatory investigations or enforcement actions by state authorities or other governmental agencies, could materially harm our business, financial condition, operating results, cash flows, and reputation.

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

For example, we are currently involved in litigation relating to the XTI Merger. On December 6, 2023, Xeriant, Inc. (“Xeriant”) filed a complaint in the United States District Court for the Southern District of New York (the “S.D.N.Y.”) against Legacy XTI, two unnamed entities, and five unnamed individuals. On January 31, 2024, Xeriant filed an amended complaint adding the Company as a defendant. On February 29, 2024, Xeriant filed a second amended complaint, removing the Company and one of the unnamed entities as defendants. The second amended complaint alleges that Legacy XTI breached several agreements with Xeriant, including a Joint Venture Agreement dated May 31, 2021, a cross-patent license agreement, an operating agreement, and a letter dated May 17, 2022, which Xeriant claims arose from its introduction of Legacy XTI to a Nasdaq-listed company as a potential acquirer. Xeriant further alleges that it provided intellectual property, expertise, and capital in connection with Legacy XTI’s TriFan 600 aircraft and was improperly excluded from a subsequent transaction involving the TriFan 600 technology as part of Legacy XTI’s merger with the Company. Xeriant asserts causes of action for breach of contract, fraud, unjust enrichment, and misappropriation of confidential information, and seeks damages in excess of $500 million, along with injunctive and other equitable relief. On March 13, 2024, Legacy XTI moved to dismiss portions of the second amended complaint. The S.D.N.Y. denied that motion on January 14, 2025. Legacy XTI filed an answer on January 28, 2025, and subsequently filed an amended answer and counterclaims on February 18, 2025. The amended counterclaims, further amended on April 14, 2025, allege that Xeriant breached the Joint Venture Agreement by failing to make required capital contributions of approximately $4.6 million and by failing to deliver promised intellectual property and strategic support. Legacy XTI further alleges that Xeriant breached its fiduciary duty by engaging in coercive and self-dealing conduct, including conditioning a strategic introduction on the issuance of equity and assumption of debt. Legacy XTI seeks declaratory relief confirming that the joint venture has been terminated, that all intellectual property related to the TriFan 600 belongs solely to Legacy XTI, and that Xeriant has no rights in the TriFan 600 technology. On April 28, 2025, Xeriant moved to dismiss Legacy XTI’s second amended counterclaims. On September 23, 2025, the S.D.N.Y. denied Xeriant’s motion, concluding that Legacy XTI plausibly alleged claims against Xeriant for breach of contract, breach of fiduciary duty, and declaratory judgment. The S.D.N.Y. found that Legacy XTI had adequately pleaded that Xeriant was obligated to contribute $10 million in funding to the joint venture and that it acted disloyally by leveraging a potential merger opportunity for its own benefit. Following the S.D.N.Y.’s September 23, 2025 denial of Xeriant’s motion to dismiss Legacy XTI’s counterclaims, the litigation has advanced into full discovery. The S.D.N.Y. has since compelled Xeriant to comply with its discovery obligations and warned that continued noncompliance would result in dismissal of its claims. While the Company continues to believe the allegations against Legacy XTI are meritless, the case remains in active discovery and subject to close judicial supervision, which may increase litigation costs and extend the duration of the proceedings. On December 9, 2025, Xeriant filed a Third Amended Complaint, voluntarily non-suiting five counts from the prior complaint and revising its damages demand from $500 million to an unspecified amount. On December 23, 2025, Legacy XTI filed its Answer, Affirmative Defenses, and Counterclaims in response to the Third Amended Complaint. Discovery remains ongoing. The outcome of the litigation cannot presently be predicted, and any adverse determination could have a material impact on the Company.

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

In addition, in February 2026, the State of Texas filed a petition in the District Court of Collin County, Texas, against Anzu Robotics, LLC (“Anzu”) alleging that Anzu violated the Texas Deceptive Trade Practices-Consumer Protection Act (the “DTPA”) in connection with the marketing and sale of its drone products. The State contends, among other things, that Anzu misrepresented certain characteristics, origins, and security features of its products and failed to disclose certain alleged material facts relating to the products’ development and components and Anzu’s alleged business relationship with DJI. The State seeks temporary and permanent injunctive relief, civil penalties of up to $10,000 per violation of the DTPA and up to an additional $250,000 if the conduct was calculated to deprive a consumer age 65 or older of money or property, and attorneys’ fees and costs. On April 24, 2026, the State of Texas filed a Motion for No-Answer Default Judgment, with a hearing scheduled for June 24, 2026 in the 429th District Court of Collin County, Texas. The Company is evaluating its response to the motion. In May 2026, the State of Texas also issued a civil investigative demand to Drone Nerds LLC pursuant to the DTPA  The Company cannot at this time predict the outcome of these matters or reasonably estimate a range of potential loss, if any.

In April 2026, the State of Florida issued a subpoena to Anzu pursuant to the Florida Deceptive and Unfair Trade Practices Act in connection with the marketing and sale of certain drone products. The Company is engaged in preliminary discussions with the Florida Attorney General to attempt to resolve the matter cooperatively. The Company cannot at this time predict the outcome of this matter or reasonably estimate a range of potential loss, if any.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) Sales of Unregistered Securities

There were no sales of unregistered securities by the Company during the quarter ended March 31, 2026 that were not previously reported in current reports on Form 8-K filed with the SEC.

c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b-5 trading arrangement or a non-Rule 10b-5 trading arrangement during the fiscal quarter ended March 31, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

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

XTI AEROSPACE, INC

Date: May 14, 2026	By:	/s/ Scott Pomeroy
Scott Pomeroy Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Brooke Turk
Brooke Turk Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1*	Share Purchase and Transfer Agreement, dated February 3, 2026, by and between XTI Aerospace, Inc. and EVO 467. GmbH.	8-K	001-36404	2.1	February 4, 2026
3.1	Restated Articles of Incorporation.	S-1	333-190574	3.1	August 12, 2013
3.2	Certificate of Amendment to Articles of Incorporation (Increase Authorized Shares).	S-1	333-218173	3.2	May 22, 2017
3.3	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	April 10, 2014
3.4	Articles of Merger (renamed Sysorex Global).	8-K	001-36404	3.1	December 18, 2015
3.5	Articles of Merger (renamed Inpixon).	8-K	001-36404	3.1	March 1, 2017
3.6	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.2	March 1, 2017
3.7	Certificate of Amendment to Articles of Incorporation (authorized share increase).	8-K	001-36404	3.1	February 5, 2018
3.8	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	February 6, 2018
3.9	Form of Certificate of Designation of Preferences, Rights and Limitations of Series 4 Convertible Preferred Stock.	8-K	001-36404	3.1	April 24, 2018
3.10	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	November 1, 2018
3.11	Certificate of Designation of Series 5 Convertible Preferred Stock, dated as of January 14, 2019.	8-K	001-36404	3.1	January 15, 2019
3.12	Certificate of Amendment to Articles of Incorporation, effective as of January 7, 2020 (Reverse Split).	8-K	001-36404	3.1	January 7, 2020
3.13	Certificate of Amendment to the Articles of Incorporation increasing the number of authorized shares of Common Stock from 250,000,000 to 2,000,000,000 filed with the Secretary of State of the State of Nevada on November 18, 2021.	8-K	001-36404	3.1	November 19, 2021
3.14	Certificate of Change filed with the Secretary of State of the State of Nevada on October 4, 2022 (effective as of October 7, 2022).	8-K	001-36404	3.1	October 6, 2022
3.15	Certificate of Amendment to the Articles of Incorporation increasing the number of authorized shares of Common Stock from 26,666,667 to 500,000,000 filed with the Secretary of State of the State of Nevada on November 29, 2022.	8-K	001-36404	3.1	December 2, 2022
3.17	Certificate of Amendment (Reverse Stock Split).	8-K	001-36404	3.2	March 15, 2024
3.18	Certificate of Amendment (Name Change).	8-K	001-36404	3.3	March 15, 2024

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.19	Certificate of Amendment to Articles of Incorporation, effective as of January 10, 2025.	8-K	001-36404	3.1	January 10, 2025
3.20	Certificate of Designation of Preferences and Rights of Series 10 Convertible Preferred Stock.	8-K	001-36404	3.1	November 12, 2025
3.21	Amended and Restated Bylaws of XTI Aerospace, Inc.	10-Q	001-36404	3.21	August 14, 2025
4.1	Form of Pre-funded Warrant.	8-K	001-36404	4.1	September 15, 2025
4.2	Form of Common Warrant.	8-K	001-36404	4.2	September 15, 2025
4.3	Form of Placement Agent Warrant.	8-K	001-36404	4.3	September 15, 2025
4.4	Revolving Promissory Note, dated July 10, 2025, issued by Drone Nerds Inc and Anzu Robotics, LLC to Banesco USA.	8-K	001-36404	4.1	November 12, 2025
4.5	Promissory Note issued by XTI Drones Holdings, LLC to New Drone Nerds S-Corp, Inc., dated November 10, 2025.	8-K	001-36404	4.2	November 12, 2025
4.6	Promissory Note issued by XTI Drones Holdings, LLC to New Anzu Robotics S-Corp, LLC, dated November 10, 2025.	8-K	001-36404	4.3	November 12, 2025
4.7	Form of Placement Agent’s Warrant.	8-K	001-36404	4.4	November 12, 2025
4.8	Pre-Funded Warrant, dated January 5, 2026.	8-K	001-36404	4.1	January 9, 2026
10.1*	Employment Agreement, dated January 9, 2026, by and between XTI Aerospace, Inc, and Tobin Arthur.	8-K	001-36404	10.1	January 9, 2026
10.2*	Separation Agreement and Release, dated January 29, 2026, by and between XTI Aerospace, Inc. and Soumya Das.	8-K	001-36404	10.1	February 4, 2026
10.3*	Director Services Agreement, dated February 1, 2026, by and between XTI Aerospace, Inc. and Jonathan Ornstein.	8-K	001-36404	10.2	February 4, 2026
10.4†	Credit Agreement, dated as of February 11, 2026, by and among Drone Nerds, LLC, Anzu Robotics, LLC, the other Loan Parties party thereto, and JPMorgan Chase Bank, N.A.	8-K	001-36404	10.1	February 17, 2026
10.5	Security Agreement, dated as of February 11, 2026, by and among Drone Nerds, LLC, Anzu Robotics, LLC, the other Loan Parties party thereto, any additional entities which become parties thereto, and JPMorgan Chase Bank, N.A.	8-K	001-36404	10.2	February 17, 2026
10.6	Subordination Agreement, dated as of February 11, 2026, by and among Drone Nerds, LLC, the other Loan Parties party thereto, each of the creditors listed on the signatory page thereto, and JPMorgan Chase Bank, N.A.	8-K	001-36404	10.3	February 17, 2026
10.7†	Intellectual Property Security Agreement, dated as of February 11, 2026, by and between JPMorgan Chase Bank, N.A. and Drone Nerds, LLC and Anzu Robotics, LLC.	10-K	001-36404	10.64	April 15, 2026
10.8*	Consulting Agreement, dated as of February 1, 2026, by and between XTI Aerospace, Inc. and David E. Brody.	10-K	001-36404	10.67	April 15, 2026

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.					X
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.					X
32.1#	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

†	Exhibits, schedules and similar attachments have been omitted pursuant to Item 601 of Regulation S-K and the registrant undertakes to furnish supplemental copies of any of the omitted exhibits and schedules upon request by the SEC.

*	Indicates a management contract or compensatory plan or arrangement.

#	This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.